Form 10-K
period 1993-12-31
UNITED DOMINION REALTY TRUST INC
filed 1994-03-31
CIK 74208

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   Form 10-K


       ( X )    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                                [FEE REQUIRED]

                    For the fiscal year ended December 31, 1993

                                       OR

       (   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                                [NO FEE REQUIRED]

               For the transition period from _______ to _______

                         Commission file number 1-10524
                       United Dominion Realty Trust, Inc.
               (Exact name of registrant as specified in charter)

               VIRGINIA                                    54-0857512
    (State or other jurisdiction of                     (I.R.S. employer
     incorporation or organization)                    Identification No.)

  10 South Sixth Street Suite 203, Richmond, Virginia           23219-3802
          (Address of principal executive                       (Zip Code)

                                  804-780-2691
              (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

        Title of Class              Name of exchange on which registered
  Common Stock $1 par value                New York Stock Exchange


         Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          YES    ( X )                               NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      (   )

     The aggregate market value of voting shares held by nonaffiliates of the registrant was approximately $610,000,000* as of March 28, 1994.

                                   41,700,885
     (Number of shares of common stock outstanding as of March 28, 1994)

     Part I and Part II incorporate certain information by reference from the registrant's Form S-3, Registration Statement (Registration No. 33-52521), filed with the Commission on March 7, 1994 and amended on March 29, 1994. Part III incorporates certain information by reference from the definitive proxy statement to be filed with respect to the Meeting of Shareholders to be held on May 10, 1994.


* In determining this figure, the Trust has assumed that all of its officers and Directors, and persons known to the Trust to be beneficial owners of more than 5% of the Trust's shares, are affiliates. Such assumptions should not be deemed to be conclusive for any other purpose. The aggregate market value has been computed with reference to the closing sales price reported by the New York Stock Exchange on March 28, 1994.

                                  Part I
Item 1.   Business

     United Dominion Realty Trust, Inc. (the "Trust"), a Virginia corporation, is a self-administered equity real estate investment trust ("REIT"), formed in 1972, whose business is devoted to one industry segment, the ownership of income-producing real estate, primarily apartments. The
Trust acquires, upgrades and operates its properties with the goals of maximizing its funds from operations (defined as income before gains(losses) on investments and extraordinary items adjusted for certain non-cash items, primarily real estate depreciation) and quarterly distributions to shareholders, while building equity primarily through real estate appreciation. Prior to 1991, the Trust's investment policy was to emphasize the acquisition of under-leased, under-managed, and/or under-maintained properties that could be physically or otherwise upgraded and could be acquired at significant discounts from replacement costs. At the beginning of 1991, changed economic conditions and the Trust's financial strength enabled it to embark on a major expansion of its apartment portfolio involving (i) the acquisition of more stable apartment properties having high occupancy levels and not requiring substantial renovation, and (ii) entry into new markets, most recently the Baltimore/Washington area, central Florida and Nashville, Tennessee. The properties have been acquired generally at significant discounts from replacement cost and at attractive current yields. The sellers have been primarily financially distressed real estate limited partnerships, the RTC, the FDIC, lenders who had foreclosed and insurance companies seeking to reduce their real estate exposure. Since 1991, the Trust has acquired 38 apartment properties containing 9,885 units at a total cost of approximately $277 million. As of March 28, 1994, the Trust's portfolio of income-producing real estate consisted of ninety-five properties including seventy-six apartment complexes, fifteen shopping centers, and four other properties. (See Item 2. "Properties".)

     The Trust is operated so as to qualify as a real estate investment trust under the applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"). To qualify, the Trust must meet certain tests which, among other things, require that its assets consist primarily of real estate, its income be derived primarily from real estate, and at least 95% of its taxable income be distributed to its shareholders. Because the Trust qualifies as a REIT, it is generally not subject to Federal income taxes.

     Prior to 1990, all of the Trust's properties were managed by independent property management companies whose primary responsibilities included leasing, maintenance, and rent collection activities. In December, 1989 the Trust received a Private Letter Ruling from the Internal Revenue Service permitting the Trust to manage its properties directly, rather than through outside property management firms. During 1993, the estimated cost of internal property management of the Trust's apartment properties was approximately 3.2% of rents collected versus the 4-5% fee typically charged by independent fee management companies in the Trust's region. In determining its cost, the Trust considers all direct and indirect costs associated with the internal property management function. Near the end of 1992, management of the Trust determined that the Trust should devote substantially all of its resources to the apartment business. Consequently, the Trust has decided not to acquire additional commercial properties over the next few years. Although no formal plans for divestiture have been made, the Trust expects them to be sold or otherwise disposed of at gains. Effective April 1, 1993, the Trust engaged independent fee management companies to manage all but three of its commercial properties. Prior to that time, the Trust had self-managed all but three of its properties.

     A significant aspect of the Trust's investment strategy has been to concentrate its investments within the Southeast. The Trust currently owns properties from the Baltimore/ Washington corridor to Tampa, Florida, as well as Nashville, Tennessee. This strategy of geographically focusing on one region, the southeastern U.S., has enabled management to regularly inspect each property and to monitor developments in local real estate markets. Over the past few years, the Trust has entered several new markets within this region including, Washington, D.C.; Greensboro, North Carolina; Greenville/Spartanburg, South Carolina; Orlando, Tampa and Melbourne, Florida; Baltimore, Maryland; and Nashville, Tennessee. As of December 31, 1993, the Trust's real estate portfolio was geographically distributed as set forth in the table on the following page.


                                    Number of           Percentage of Real
                                 Properties owned      Estate owned at Cost
  Virginia:
     Richmond                              21                    20%
     Tidewater (1)                          7                     8%
     Alexandria/Northern Va                 3                     4%
     Other                                  5                     2%
                                           36                    34%
  North Carolina:
     Charlotte                              8                     9%
     Raleigh/Durham                         7                     9%
     Wilmington                             3                     3%
     Other                                  8                     6%
                                           26                    27%

  South Carolina:
     Columbia                               6                     7%
     Greenville/Spartanburg                 3                     3%
     Other                                  3                     4%
                                           12                    14%
  Florida:
     Tampa/Clearwater                       5                     7%
     Orlando                                2                     2%
     Other                                  1                     1%
                                            8                    10%

  Tennessee:
     Nashville                              3                     3%
     Other                                  1                     1%
                                            4                     4%

  Georgia (all Atlanta)                     4                     6%

   Maryland:
     Columbia                               2                     3%
     Other                                  1                     2%
                                            3                     5%

     Total                                 93                   100%


(1)  Includes Virginia Beach, Hampton, Newport News, Portsmouth and
     Gloucester.


    As a qualified REIT, the Trust distributes a substantial portion of its cash flow to its shareholders in the form of dividends. Over the past several years, these distributions have exceeded 80% of the Trust's cash flow from operating activities and its funds from operations. Consequently, the Trust has financed its portfolio growth through a variety of primarily external sources. On February 24, 1993, the Trust completed a private placement of $52 million of senior unsecured notes with three insurance companies at an interest rate of 7.98%, maturing in annual installments of $7.4 million each in 1997 through 2003. The proceeds of the debt placement were utilized to repay $50 million of short term bank debt that had been incurred in connection with certain apartment acquisitions since mid-December, 1992. In early July, 1993, the Trust issued 6,095,000 shares of Common Stock in a public offering at $13.50 per share. Net proceeds of the offering, after deducting underwriting commissions and direct offering costs, aggregated approximately $78 million of which approximately $35 million was used to repay, in full, then outstanding short term bank debt. The remaining proceeds were invested primarily in additional apartment acquisitions during the second half of 1993. Also, at the beginning of July, 1993, the Trust completed a refunding of $13.8 million of 30-year tax-exempt housing bonds encumbering two Maryland apartment communities that had been acquired at the end of 1992. The bonds were sold in a public offering, mature in 30 years and have a weighted average life of 22.3 years and bear a weighted average interest rate of 5.91%. Because a portion of the funds raised through these financing transactions was used to retire or replace debt, the Trust utilized 62% equity and 38% debt during the year to fund its apartment acquisition and improvement program. These funds had an estimated first year cost to the Trust of 7.2%.

     In the past, the Trust leveraged a portion of its real estate portfolio with fixed rate mortgage debt. As the Trust's capital base has broadened over the past several years primarily through its sale of Common Stock in 1986, 1988, 1989, 1991, 1992, and 1993, its financial strength and credit standing have improved. In 1992, the Trust's implied senior debt rating was upgraded to BBB+ by Standard & Poor's. As a result of this investment grade rating, alternate forms of debt having a lower cost than traditional mortgage financing have become available. Management anticipates that the Trust will continue to retire its higher rate mortgage debt when it can be replaced with lower cost debt or equity. As of March, 1994, seventy-three properties and parts of several other properties are unencumbered by mortgage debt. The unencumbered properties have a total cost of approximately $456 million. Consequently, if these properties were leveraged with 50% mortgage debt, then the Trust could generate in excess of $200 million in mortgage financing proceeds, should it become necessary, thereby providing some flexibility in the Trust's financing alternatives.

     In mid-December, 1992, the Trust entered into revolving credit agreements with three commercial banks for an aggregate of $40 million which was subsequently increased to $45 million in July, 1993. These credit facilities currently expire in June, 1994, but are renewable annually by mutual agreement between the Trust and each bank. In March, 1994, the Trust entered into another line of credit agreement for $12.5 million with one of these banks and simultaneously renewed its $15 million revolving credit facility with that bank through June, 1995. Borrowings under the lines bear interest at rates ranging from LIBOR plus 5/8% to the respective bank's prime rate, depending on the level of debt employed by the Trust. The Trust also has $16 million of additional available lines of credit with the same three banks at rates generally below the respective lending bank's prime rate. The Trust will seek to further expand these credit arrangements during 1994. At December 31, 1993, the Trust had $28.65 million of borrowings outstanding under the revolving credit facilities and no borrowings outstanding under its lines of credit. On March 7, 1994, the Trust filed a Registration Statement for the purpose of selling $75 million of senior unsecured notes. The proceeds will be used to curtail bank debt and for additional apartment acquisitions.

     At the end of 1993, the apartment portion of the Trust's portfolio included seventy-four complexes having a total of 17,914 units and constituting 86% of the Trust's real estate owned, at cost. During 1993, the Trust acquired seventeen apartment complexes having a total of 4,082 units, a 30% increase in the number of units owned. During 1993, 1992, and 1991, apartments provided approximately 89%, 85% and 82% respectively, of the Trust's rental income. The Trust's apartments consist primarily of middle and moderate income complexes which make up the broadest segment of the apartment market. Management believes that well located apartments offer the Trust a good combination of current income and longer term equity growth. Although there is no known move toward rent control in any of the markets in which the Trust now owns apartments, should rent control legislation be enacted, the Trust's ability to raise rents to cover increases in operating expenses might be impaired. While the Trust has been largely unaffected by announced military cutbacks and base closures, the effect of future defense cuts on the Trust's region is unknown, but as the Trust has expanded beyond Virginia and North Carolina, the impact of significant reductions should be less than it might have been a few years ago. The Trust has purposely avoided entering new markets such as Charleston, South Carolina and Jacksonville, Florida because of their exposure to reduced defense spending.

     Management expects the Trust's apartment business to strengthen during the next three years as expectations are high for steady growth in the Trust's apartment portfolio. While vigorous single-family home buying due to low mortgage rates, lower down payments and increased consumer confidence had a moderating effect on the Trust's occupancy levels during 1993, the market for apartments generally benefitted from job growth that occurred during this same period. Management believes that demand for apartments within the Southeast will grow faster than the national average for several reasons including both population and job growth rates that are projected to be approximately 50% greater than the national average.

     The volume of new apartment construction has been very low for the past three years both nationally and in the Southeast. Thus, very few new units will come to market in 1994 or the first half of 1995 in the Trust's region. Factors such as high impact fees and increasing material prices, including lumber, make new apartment development and construction expensive. With few new apartments coming into the market in 1994 and a steady job growth in the Southeast region, management expects occupancy gains and rent growth for the properties currently owned by the Trust.

     The Trust has increased the number of apartments owned by 64% over the past two years not only because of the outlook for apartments, but also because of several factors that have created an environment conducive to making attractive apartment acquisitions:

     - Prior to the 1986 Tax Reform Act, many apartments were over-financed by syndication groups in order to maximize tax write-offs. With too much debt and not enough growth in occupancy and rents, these apartments needed an infusion of capital in order to be properly operated and maintained. However, there was no incentive for their owners to invest additional capital because their original inducement, tax benefits, was no longer available. Consequently, many of these properties were placed in bankruptcy, were taken back by the lender to be resold, or have been sold by the owning syndicate.

     - Much of the over-financing of apartments came from savings and loan institutions many of which, in turn, became troubled and were taken over by the RTC.

     - The combination of the demise of the savings and loan industry as an apartment lender, pressure on banks to reduce real estate loans, FHLMC leaving the multi-family mortgage market, and a general tightening of mortgage requirements by the lending community made it more difficult to obtain permanent loans for apartments. Thus, refinancing has not been an option to a financially weak owner, whose only option, then, is to sell.

     These factors have led to a larger supply of apartments on the market for sale over the past few years at a time when the Trust's cost of funds has been at or near historical lows. The competition for apartment acquisitions has driven prices higher over the past few years. However, the Trust has been able to locate suitable apartment properties at acceptable prices within its region. The Trust plans to continue to commit a substantial portion of its portfolio to apartments and to aggressively buy apartments during 1994 assuming the continued supply of apartment product and the availability of investment capital at acceptable costs. Management believes that apartments will outperform other areas of investment real estate over the long term.

     At December 31, 1993, commercial properties, primarily shopping centers, constituted the remaining 14% of the Trust's real estate owned at cost. During 1993, 1992, and 1991, commercial properties provided 11%, 15%, and 18%, respectively, of the Trust's rental income. The commercial portfolio has become and will continue to become a less material portion of the total portfolio.

     Currently, shopping centers are overbuilt in the Southeast. Additionally, major tenant changes over the last few years from leveraged buy-outs, recapitalization, and bankruptcies have made the shopping center business more volatile. The occupancy of the Trust's nineteen commercial properties remained at 84% in 1993, however, net operating income increased 4% as vacancies at larger spaces were offset during the year by the steady absorption of smaller tenant space at higher rents.

     After thoroughly evaluating its shopping center portfolio, retail trends and the trends in shopping center business, the decision has been made not to acquire any additional commercial properties. Management has also committed to developing alternative strategies that will enable the Trust to dispose of most of these properties over the next few years although no formal plan has been adopted. In the interim, in April, 1993, the Trust engaged outside property management for most of its shopping centers.

    In most of the Trust's markets, the competition for tenants among properties is very intense. Some competing properties are larger and/or newer than the Trust's properties and offer features for prospective tenants not offered by properties owned by the Trust. The competitive situation of each property varies and intensifies as additional properties are constructed.

     The Trust expects to continue to aggressively acquire additional apartment properties within the Southeast during 1994. When it is in the market for new acquisitions, the Trust competes with numerous other investors, including REITs, individuals, partnerships, corporations, pension funds, syndicators, insurance companies, foreign investors, and other real estate entities. Management believes that the Trust, in general, is well positioned in terms of economic and other resources to compete effectively. Even though the Trust has certain advantages over some of its competitors because of its substantial presence in the region and its access to capital, some competing investors are larger than the Trust in terms of assets and other investment resources and may have a competitive advantage.

     To date, compliance with Federal, State, and local environmental protection regulations has not had a material effect upon the capital expenditures, earnings, or competitive position of the Trust. However, over the past few years, there have been increasing concerns raised regarding the presence of asbestos and other hazardous materials in existing real estate properties. In response to this, the Trust has adopted a property management plan for hazardous materials. The plan (adopted March 1, 1991) calls for a Phase I environmental site investigation and report to be completed over a three year period for each property owned by the Trust and not previously inspected. In addition, the plan requires that all proposed acquisitions be inspected prior to acquisition. In general, within the Trust's region, owners of property for sale have been required by purchasers to remove or control asbestos and other environmental hazards prior to the transfer of the property. Consequently, when the Trust sells properties in the future, management anticipates that the Trust will similarly be required to remove or control such hazards, if any. In some cases, the Trust has abandoned otherwise economically attractive acquisitions because the costs of removal or control have been prohibitive and/or the Trust has been unwilling to accept the potential risks involved. Management believes that through thorough professional environmental inspections and testing for asbestos and other hazardous materials, coupled with a conservative posture toward accepting known risk, the Trust can minimize its exposure to potential liability associated with environmental hazards. The Trust is not aware of any environmental hazards on or in its properties which individually or in the aggregate may have a material adverse impact on its operations or financial position. To the best of its knowledge, the Trust is in compliance with all applicable environmental rules and regulations.

Item 2. Properties

 The table below sets forth a summary of the Trust's portfolio of rental properties owned at December 31, 1993. See also Notes 1 and 2 to Financial Statements and Schedule XI - Summary of Real Estate Owned.

                                                         NO. OF UNITS      LAND                   HISTORICAL
                                             YEAR         OR SQUARE       AREA IN                    COST         ENCUMBRANCES
                                           ACQUIRED        FOOTAGE         ACRES    OCCUPANCY      ($000's)         ($000's)
APARTMENTS
  2131 Apartments/Nashville, TN              1992              401          24.0       96%           $10,199          $   --
  Azalea/Richmond, VA                        1984              156          11.7       94%             3,874              --
  Bay Cove/Clearwater, FL                    1992              336          22.0       93%             9,836              --
  Bayberry Commons/Portsmouth, VA            1988              192          13.6       96%             4,927              --
  Beechwood/Greensboro, NC                   1993              208          21.0       97%             7,500              --
  Braeland Commons/Columbia, MD              1992              172           8.7       94%             8,824           5,100
  Bramblewood/Goldsboro, NC                  1984              188          17.7       99%             4,352             710
  Brynn Marr/Jacksonville, NC                1984              196          20.0       92%             5,124              --
  Canterbury Woods/Charlotte, NC             1985              207          19.5       81%             7,010              --
  Cedar Point/Raleigh, NC                    1985              168          16.8       98%             7,322              --
  Cinnamon Ridge/Raleigh, NC                 1989              365          19.9       97%             8,153           7,000
  Colonial Villa/Columbia, SC                1992              296          23.0       96%             6,871              --
  Colony of Stone Mountain/Atlanta, GA       1990              404          49.6       74%            11,286              --
  Colony Village/New Bern, NC                1984              171          12.4       92%             4,242              --
  Country Walk/Columbia, SC                  1991              208          17.4       88%             4,554              --
  Courthouse Green/Richmond, VA              1984              266          21.2       96%             6,550              --
  Courtney Square/Raleigh, NC                1993              200          23.0       97%             6,377              --
  The Cove at Lake Lynn/Raleigh, NC          1992              225          27.5       96%             7,251              --
  Craig Manor/Salem,VA                       1987              108           5.5       92%             3,239              --
  The Creek/Wilmington, NC                   1992              198          10.0       93%             3,501           1,450
  Crescent Square/Atlanta, GA                1989              360          29.6       86%            11,955              --
  Dover Village/Orlando, FL                  1993              296          30.0       90%            10,018              --
  Eastwind/Virginia Beach, VA                1988              200          10.8       98%             6,654              --
  Eden Commons/Columbia, MD                  1992              232          12.0       92%            12,052           8,700
  Emerald Bay/Charlotte, NC                  1990              250          23.9       90%             7,236              --
  English Hills/Richmond, VA                 1991              576          39.7       94%            15,854              --
  Forest Hills/Wilmington, NC                1992              279          24.0       96%             6,796           3,200
  Forestbrook/Columbia, SC                   1993              180          12.0       80%             3,643              --
  Foxcroft/Tampa, FL                         1993              192           8.7       89%             4,976              --
  Gable Hill/Columbia, SC                    1989              180          11.1       91%             6,797              --
  Gatewater Landing/Glen Burnie, MD          1992              264          13.0       83%             8,456              --
  Grand Oaks/Charlotte, NC                   1984              243          14.9       91%             7,017              --
  Hampton Court/Alexandria, VA               1993              308          13.1       95%            12,337              --
  Harbour Town/Nashville, TN                 1993              185          16.5       95%             4,099              --
  Heather Lake/Hampton, VA                   1980              252          19.7       98%             5,914              --
  Heatherwood/Greenville, SC                 1993              152          13.0       88%             3,613              --
  Heritage Trace/Newport News, VA            1989              200          10.2       94%             4,681           3,900
  The Highlands/Charlotte, NC                1984              176          17.2       84%             4,631              --
  Key Pines/Spartanburg, SC                  1992              241          20.0       91%             4,885              --
  Lake Washington Downs/Melbourne, FL        1993              312          39.3       93%             6,416              --
  The Lakes/Nashville, TN                    1993              256          44.0       91%             7,349              --
  Laurel Ridge/Roanoke, VA                   1988              216          14.7       95%             3,978           3,000
  Laurel Village/Richmond, VA                1991              159          16.3       89%             4,242              --
  The Ledges/Winston-Salem, NC               1986              239          15.0       71%             6,606              --
  Liberty Crossing/Jacksonville, NC          1990              286          21.0       93%             5,973           1,794
  Meadow Run/Richmond, VA                    1984              204          23.2       94%             5,142              --
  Meadowdale Lakes/Richmond, VA              1984              516          55.9       95%            10,944           1,390
  The Melrose/Dumfries, VA                   1985              370          24.7       95%             8,161           5,320
  Mill Creek/Atlanta, GA                     1988              224          16.7       90%             7,803              --
  Mill Creek/Wilmington, NC                  1991              184          17.8       99%             5,824              --
  Northview/Salem, VA                        1978              132           6.2       95%             1,916              --
  Olde West Village/Richmond, VA           1984/91             502          42.2       87%            15,563           3,987
  Orange Orlando, Orlando, FL                1993              165          13.7       88%             4,189              --
  Park Green/Raleigh, NC                     1991              200          11.1       99%             5,600              --
  Parkwood Court/Alexandria, VA              1993              189           5.5       86%             6,563              --
  Patriot Place/Florence, SC                 1985              168           9.1       99%             6,221           2,200
  Peppertree/Charlotte, NC                   1993              292          15.0       85%             9,255              --
  Pinebrook/Clearwater, FL                   1993              209          17.3       83%             4,278              --
  Plum Chase/Columbia, SC                    1991              300          22.2       94%             8,225           7,000
  River Road/Ettrick, VA                     1981              128          17.0       98%             2,649              --
  Riverwind/Spartanburg, SC                  1993              194          20.8       93%             7,192              --
  Rollingwood/Richmond, VA                   1984              278          22.2       84%             7,573           2,695
  St. Andrews Commons/Columbia, SC           1993              336          25.0       94%            10,889              --
  Spring Forest/Raleigh, NC                  1991              404          42.4       98%            11,299              --
  Stanford Village/Atlanta, GA               1989              135          13.6       97%             4,107           2,082
  Summit-On-Park/Charlotte, NC               1984               80           2.8       87%             2,070              --
  Summit West/Tampa, FL                      1992              264          25.0       92%             7,468              --
  Timbercreek/Richmond, VA                   1983              160          14.7       85%             3,456              --
  Towne Square/Hopewell, VA                  1985               76           3.4       94%             1,767           1,260
  Twin Rivers/Hopewell, VA                   1982              149          10.0       93%             2,109              --
  Village at Old Tampa Bay/Oldsmar, FL       1993              408          55.0       90%            12,513              --
  Windsor Harbor/Charlotte, NC               1989              200          25.7       83%             6,192              --
  Woodland Hollow/Charlotte, NC              1986              252          17.7       83%             7,419           3,371
  Woodscape/Newport News, VA                 1987              296          21.2       91%             9,672              --

December 31, 1993


                                                         NO. OF UNITS       LAND                  HISTORICAL
                                             YEAR         OR SQUARE        AREA IN                   COST         ENCUMBRANCES
                                           ACQUIRED        FOOTAGE          ACRES  OCCUPANCY       ($000's)         ($000's)
SHOPPING CENTERS
  Circle/Richmond, VA                        1973          203,000          17.2       79%            $4,096          $   --
  Cumberland Square/Dunn, NC                 1986          115,000          17.9       38%(1)          2,209              --
  Deerfield Plaza/Myrtle Beach, SC           1984           84,000           9.5       99%             3,496              --
  Glen Lea/Richmond, VA                      1983           79,000           9.3       99%             3,790           2,479
  Gloucester Exchange/Gloucester, VA         1987          104,000          14.2       61%(2)          3,364              --
  Hanover Village/Richmond, VA               1986          100,000          28.3       98%             8,079              --
  Kroger Sav-On/Waynesboro, VA               1980           49,000           3.9       94%             1,737              --
  Laburnum Park/Richmond, VA                 1990           71,000           9.3       92%             6,851              --
  Laburnum Square/Richmond, VA               1981           99,000          12.3       97%             4,912           1,659
  Meadowdale/Richmond, VA                    1984          172,000          19.6       96%             6,056             967
  Rite Aid/Richmond, VA                      1984           16,000           1.5       92%               452              --
  Rose Manor/Smithfield, NC                  1986          110,000          15.1       52%(3)          1,266              --
  The Village/Durham, NC                     1986          212,000          21.6       93%             8,070              --
  Village Square/Myrtle Beach, SC            1988          182,000          16.8       86%            11,132              --
  Willow Oaks/Hampton, VA                    1984          188,000          25.3       89%             8,896           3,620

OFFICE AND INDUSTRIAL BUILDINGS
  Franklin St./Richmond, VA                  1986            7,000           0.1       92%               421              --
  Meadowdale Offices/Richmond, VA            1984           11,000           4.8       59%(4)            987              --
  Statesman Park/Roanoke, VA                 1975           60,000           5.2       58%(5)            737              --
  Tri-County Buildings/Bristol, TN           1981          143,000          12.7       100%            2,438              --

(1) Two anchor tenants occupying more than 60,000 square feet at this center filed for bankruptcy during 1991.
(2) An anchor tenant occupying 53,000 sqaure feet at this center filed for bankruptcy.
(3) An anchor tenant occupying 34,800 square feet vacated its space in May, 1992. This space has been leased as of June 1, 1994.
(4) On June 30, 1993 the Trust sold a specialty medical building that had been vacant for the first half of the year.
(5) Building was vacated by the anchor tenant. The space was fully leased effective June 15, 1993.

Item 3.   Legal proceedings

     None

Item 4.   Submission of matters to a vote of security holders

     No matters were submitted to a vote of the Trust's shareholders during the last quarter of its fiscal year ended December 31, 1993.

Executive officers

     The executive officers of the Trust, listed below, serve in their respective capacities for approximate one year terms and are subject to re-election annually by the Board of Directors, normally in May of each year.

Name                Age       Office                             Since

John P. McCann      49        President and Chief                1974
                                Executive Officer

James Dolphin       44        Senior Vice President              1979
                                and Chief Financial Officer

Barry M. Kornblau   44        Senior Vice President and          1991
                                Director of Apartment
                                Operations

     Mr. McCann, a Director, has been the Trust's managing officer since 1974, serving as its President since 1979, its Secretary from 1974 to 1980, and its Treasurer from 1982 to 1985.

     Mr. Dolphin, a Director, was first employed by the Trust in May, 1979 as Controller and served as Corporate Secretary from 1980 to January, 1993. He was elected Vice President of Finance in 1985 and Senior Vice President in 1987. Prior to joining the Trust, Mr. Dolphin was employed by Arthur Young and Company, Certified Public Accountants.

     Mr. Kornblau joined the Trust in 1991 as Senior Vice President and Director of Apartment Operations. From 1985 through 1990, he was President and Chief Executive Officer of Summit Realty Group, Inc. which managed the Trust's apartment properties during that period. He is a licensed real estate broker and a C.P.M.

                                 Part II


Item 5.   Market for registrant's common equity and related stockholder matters

     Incorporated herein by reference from the captions "Common Stock Price" and "Shareholders" appearing on the inside back cover of the Trust's 1993
Annual Report to Shareholders, included in Exhibit 13. Information regarding the Trust's dividend policy is included in Item 7.

Item 6.   Selected financial data

     Incorporated herein by reference from the caption "Selected Financial Information" appearing on page 7 of the Trust's preliminary prospectus dated March 29, 1994, included in the Form S-3 Registration Statement (Registration No. 33-52521) filed with the Securities and Exchange Commission on March 7, 1994 and amended on March 29, 1994 included in Exhibit 99(ii).

Item 7. Management's discussion and analysis of financial condition and results of operations.

     Incorporated herein by reference from the caption "Management's Discussion of Financial Condition and Operations" appearing on pages 8 through 10 of the Trust's preliminary prospectus dated March 29, 1994, included in the Form S-3 Registration Statement (Registration No. 33-52521) filed with the Securities and Exchange Commission on March 7, 1994 and amended on March 29, 1994 included in Exhibit 99(ii).

Item 8.  Financial statements and supplementary data

     The Trust's financial statements at December 31, 1993 and 1992 and for each of the three years in the period ended December 31, 1993, and the independent auditor's report thereon and the Trust's unaudited quarterly financial data for the two-year period ended December 31, 1993 are incorporated herein by reference from pages F-1 through F-14 of the Trust's preliminary prospectus dated March 29, 1994, included in the Form S-3 Registration Statement (Registration No. 33-52521) filed with the Securities and Exchange Commission on March 7, 1994 and amended on March 29, 1994 included in
Exhibit 99(ii).

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

     None


                                Part III


Item 10.  Directors and executive officers of the registrant

     Incorporated herein by reference from the Trust's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on May 10, 1994.

     Information regarding the executive officers of the Trust is included in
Part I. The Trust also employs five other officers who hold the office of vice president or equivalent as follows:

     Curtis W. Carter, 37, joined the Trust in 1991 as Assistant Vice President in charge of apartment property management and was subsequently elected Vice President. From December 1985 through 1990, he was Vice President of Property Management for Summit Realty Group, Inc. He is a CPM.

     Richard B. Chess, 40, joined the Trust in October, 1987 as Director of Acquisitions. He was elected Assistant Vice President in 1988 and Vice President in 1989. From 1984 to 1987 he was employed by Manufacturers Life Insurance Company as Senior Analyst - Real Estate Syndications. He previously served in the Pennsylvania General Assembly and is admitted to the practice of law in Virginia and Pennsylvania.

     Jerry A. Davis, 31, joined the Trust in March, 1989 as Controller and was subsequently elected Assistant Secretary. In 1991 he was elected Vice President and Controller-Corporate Accounting. From 1986 to 1989, he was employed by Crestar Bank, Richmond, Virginia, as an officer and financial analyst. He was previously employed by Arthur Young & Company, Certified Public Accountants, Richmond, Virginia. He is a certified public accountant.

     Richard A. Giannotti, 38, joined the Trust as Director of Development and Construction in September, 1985. He was elected Assistant Vice President in 1988 and Vice President in 1989. Prior to joining the Trust he was employed as Project Manager by Vaughan Associates, Architects and by Beckstoffer and Associates, Architects, both of Richmond, Virginia. He is a registered architect.

     Katheryn E. Surface, 35, joined the Trust in 1992 as Assistant Vice President and Legal Counsel and in 1993 was elected General Counsel, Corporate Secretary and Vice President. From 1986 to 1992, she was an attorney with the law firm of Hunton and Williams, the Trust's outside counsel.

Item 11.  Executive compensation

     Incorporated herein by reference from the Trust's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on May 10, 1994.

Item 12.  Security ownership of certain beneficial owners and management

     Incorporated herein by reference from the Trust's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on May 10, 1994.

Item 13.  Certain relationships and related transactions

     Incorporated herein by reference from the Trust's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on May 10, 1994.


                                 Part IV


Item 14.  Exhibits, financial statement schedules, and reports on Form 8-K

(a) The following documents are filed as a part of this report and are hereby incorporated by reference:

                                     Page Numbers (manually signed original)

                                              Preliminary Prospectus
                                               Dated March 29, 1994,
                                                 Contained in the
                                                 Trust's Form S-3
                                             Registration Statement
                                           (Registration No. 33-52521)
                                                 Filed with the
                                                 Securities and
                                              Exchange Commission
                                              on March 7, 1994 and
                                             amended on March 29, 1994   Form
                                                 (Exhibit 99(ii))        10-K

     1. Financial Statements:

     Report of Ernst & Young, Independent Auditors          F-2           27

     Balance sheets at December 31, 1993 and 1992           F-3           28

     Statements of operations for each of the three
     years in the period ended December 31, 1993            F-4           29

     Statements of shareholders' equity for each of
     the three years in the period ended
     December 31, 1993                                      F-6           31

     Statements of cash flows for each of the three
     years in the period ended December 31, 1993            F-5           30

     Notes to financial statements             F-7 through F-14        32-39

     Supplementary information - Quarterly
     financial data (unaudited)                            F-14           39

     2. Financial Statement Schedules

     Schedule II - Amounts Receivable from Directors,
     Officers, and Employees                                               41

     Schedule VIII - Valuation and Qualifying Accounts                     42

     Schedule X - Supplementary Earnings Statement
     Information                                                           43

     Schedule XI - Summary of Real Estate Owned                         44 - 45

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

     3. Exhibits

     The exhibits listed on the accompanying exhibit index are filed as part of this annual report.

     (b)  Reports on Form 8-K

          (i) A Form 8-K dated December 22, 1993 was filed with the Securities and Exchange Commission on December 22, 1993 and amended by Form 8-K/A dated February 18, 1994.
               The filing reported the acquisition of certain properties which in the aggregate were deemed to be significant. The financial statements filed as part of this report are statements of rental operations of the Village at Old Tampa Bay Apartments, Peppertree Apartments and Beechwood Apartments.


                           UNITED DOMINION REALTY TRUST, INC.

                                    EXHIBIT INDEX

                                      Item 14 (a)


     References to pages under the caption "Location" are to sequentially numbered pages of the manually signed original of this Form 10-K, and references to exhibits, forms, or other filings indicate that the form or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference.

Exhibit                   Description                      Location

3(a)(i)        Restated Articles of Incorporation   Exhibit 3 to the Trust's
                                                    Quarterly Report on Form
                                                    10-Q for the quarter
                                                    ended June 30, 1992

3(a)(ii)       Amendment of Restated Articles       Exhibit 6(a)(l) to the
               of Incorporation                     Trust's Form 8-A
                                                    Registration Statement

3(b)           By-Laws                              Exhibit 4(c) to the
                                                    Trust's Form S-3
                                                    Registration Statement
                                                    (Registration No.
                                                    33-44743) filed
                                                    with the Commission on
                                                    December 31, 1991

4(i)          Specimen Common Stock                 Pages 46 through 47
              Certificate

4(ii)(a)      Loan Agreement dated as of            Exhibit 6(c)(l) to the
              November 7, l991, between the         Trust's Form 8-A
              Trust and Aid Association for         Registration Statement
              Lutherans

4(ii)(b)      Loan Agreement dated as of            Exhibit 6(c)(2)
              November 14, 1991, between the        to the Trust's Form 8-A
              Trust and Signet Bank/Virginia        Registration Statement

4(ii)(c)      Note Purchase Agreement dated         Exhibit 6(c)(3) to
              as of February 19, 1992, between      the Trust's Form 8-A
              the Trust and Principal Mutual        Registration Statement
              Life Insurance Company

4(ii)(d)      Credit Agreement dated as of          Exhibit 6(c)(4) to the
              December 15, 1992, between the        Trust's Form 8-A
              Trust and Signet Bank/Virginia        Registration Statement

4(ii)(e)      Note Purchase Agreement dated         Exhibit 6(c)(5) to the
              as of January 15, l993, between       Trust's Form 8-A
              the Trust and CIGNA Property          Registration Statement
              and Casualty Insurance Company,
              Connecticut General Life
              Insurance Company, Connecticut
              General Life Insurance Company,
              on behalf of one or more
              separate accounts, Insurance
              Company of North America,
              Principal Mutual Life
              Insurance Company and Aid
              Association for Lutherans


     The Trust agrees to furnish to the Commission on request a copy of any instrument with respect to long-term debt of the Trust or its subsidiary the total amount of securities authorized under which does not exceed 10% of the total assets of the Trust.

10(i)         Employment Agreement between          Exhibit 10(v)(i)to
              the Trust and John P. McCann,         Form 10-K for the year
              dated October 29, l982                ended December 31, 1982.

10(ii)        Employment Agreement between          Exhibit 10(v)(ii) to
              the Trust and James Dolphin,          Form 10-K for the year
              dated October 29, l982                ended December 31, 1982.

10(iii)       Employment Agreement between          Exhibit 10(iii) to
              the Trust and Barry M. Kornblau,      Form 10-K for the year
              dated January 1, 1991.                December 31, 1990.

10(iv)        1985 Stock Option Plan,               Exhibit B to the Trust's
              as amended                            definitive proxy
                                                    statement dated
                                                    April 13, 1992.

10(v)         1991 Stock Purchase and Loan          Exhibit 10(v) to
              Plan                                  Form 10-K for the year
                                                    ended December 31, 1991.

13            Page of the Trust's 1993              Page 21
              Annual Report to Shareholders
              that includes information
              incorporated by reference
              into this Form 10-K.

21 The Trust's only subsidiary is The Commons of Columbia, Inc., a Virginia corporation, which does not do business under any other name.

24            Consent of Independent                Page 40
              Auditors

99(ii)        Pages 7 through 10,                   Pages 22 through 39
              inclusive, and pages F-1
              through F-14, inclusive
              of the preliminary
              prospectus dated March 29,
              1994, included in the Trust's
              Form S-3 Registration
              Statement (Registration No.
              33-52521) filed with the
              Commission on March 7, 1994
              and amended on March 29, 1994.

     With the exception of the information incorporated by reference into
Item 5, the 1993 Annual Report to Shareholders is not deemed filed as part of this report.

                        ANNUAL REPORT ON FORM 10-K

                    ITEM 14(a)(1) and (2), (c) and (d)

          FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                             CERTAIN EXHIBITS

                       FINANCIAL STATEMENT SCHEDULES

                       YEAR ENDED DECEMBER 31, 1993

                    UNITED DOMINION REALTY TRUST, INC.

                            RICHMOND, VIRGINIA

General information

General Offices
United Dominion Realty Trust
10 S. Sixth Street, Suite 203
Richmond, Virginia 23219-3802
(804)780-2691
(804)343-1912 FAX

General Counsel
Hunton & Williams
Riverfront Plaza-East Tower
901 E. Byrd Street
Richmond, Virginia 23219-4074

Independent Auditors
Ernst & Young
901 East Cary Street
Richmond, Virginia 23219

Transfer Agent
Mellon Securities Trust Company
Four Station Square, 3rd Floor
Pittsburgh, Pennsylvania 15219-1173

Shareholders
On March 1, 1994, the Trust had 4,505
shareholders of record.

Employees
As of February 20, 1994, the Trust had
556 full and part-time employees.

Annual Meeting
The Annual Meeting of Shareholders is
scheduled for Tuesday, May 10, 1994, at
4:00 p.m., at the Omni Richmond Hotel in Richmond, Virginia. All Shareholders are cordially invited to attend.

Member
National Association of Real Estate
  Investment Trusts (NAREIT)
National Apartment Association
National Multi-Housing Council
International Council of Shopping Centers

Stock Listing
New York Stock Exchange
Symbol UDR

10-K Report
The Trust offers its shareholders, without charge, copies of its Annual Report on Form
10-K, as reported to the Securities and
Exchange Commission.

Dividend Reinvestment and Stock Purchase Plan
The Trust offers its shareholders the opportunity to purchase additional shares of common stock through the Dividend Reinvestment and Stock Purchase
Plan. Information regarding the Plan can be obtained directly from the Trust's office. Requests should be addressed to Shareholder Relations, United Dominion
Realty Trust, at the Trust's office.

Common Stock Price
The table below sets forth the range of the high and low sales prices per share for each quarter of the last two years. Dividend information reflects dividends declared for each calendar quarter and paid at the end of the following month.
Information for 1992 and the first quarter of 1993 give retroactive effect to a 2-for-1 stock split in May 1993.

                                            Dividend
1992              High             Low      Declared
1st Quarter     $11 1/2         $10          $.165
2nd Quarter      10 13/16         9 3/4       .165
3rd Quarter      12 3/16         10 9/16      .165
4th Quarter      12 11/16        10 7/8       .165

1993
1st Quarter     $14 13/16       $11 7/8      $.175
2nd Quarter      14 5/8          12 1/2       .175
3rd Quarter      16 5/8          13 1/2       .175
4th Quarter      16 7/8          12 5/8       .175

                                                                                                           Schedule II
                                                    UNITED DOMIINION REALTY TRUST, INC.
                                         AMOUNTS RECEIVABLE FROM DIRECTORS, OFFICERS AND EMPLOYEES
                                           For the years ended December 31, 1993, 1992, and 1991

                                              Balance at
                                              Beginning                Amounts   Amounts     Balance at End of Period
           Name of Debtor(1)                  of Period  Additions    Collected  written off Current  Not Current
December 31, 1993:
    Directors and officers in excess of
       $100,000 at any time during the year:
       John P. McCann                          $824,889    $340,625        $276      --        --     $1,165,238
       James Dolphin                            278,888     204,375         167      --        --        483,096
       Barry M. Kornblau                        278,888     204,375       4,106      --        --        479,157
       Curtis W. Carter                         185,925     136,250         111      --        --        322,064
       Richard B. Chess                         184,498     136,250         192      --        --        320,556
       Jerry A. Davis                           185,925     136,250         111      --        --        322,064
       Richard A. Giannotti                     185,925     136,250         111      --        --        322,064
       Charles E. Walker                        185,925     102,188         111      --        --        288,002
       Milton A. Scott, Jr.                     139,445     136,250          84      --        --        275,611
       Katheryn E. Surface                           --     136,250          --      --        --        136,250
       Myra K. Tedder                                --     102,187          --      --        --        102,187
     All Others                                  92,963      74,938          56      --        --        167,845
          Total                              $2,543,271  $1,846,188      $5,325      --        --     $4,384,134

December 31, 1992:
    Directors and officers in excess of
       $100,000 at any time during the year:
       John P. McCann                          $465,625    $362,500      $3,236      --        --       $824,889
       James Dolphin                            279,375          --         487      --        --        278,888
       Barry M. Kornblau                        279,375          --         487      --        --        278,888
       Curtis W. Carter                         186,250          --         325      --        --        185,925
       Richard B. Chess                         186,250          --       1,752      --        --        184,498
       Jerry A. Davis                           186,250          --         325      --        --        185,925
       Richard A. Giannotti                     186,250          --         325      --        --        185,925
       Charles E. Walker                        186,250          --         325      --        --        185,925
       Milton A. Scott, Jr.                     139,688          --         243      --        --        139,445
     All Others                                 186,250          --      93,287      --        --         92,963
          Total                              $2,281,563    $362,500    $100,792      --        --     $2,543,271


December 31, 1991:
    Directors and officers in excess of
       $100,000 at any time during the year:
       John P. McCann                                --    $465,625          --      --        --       $465,625
       James Dolphin                                 --     279,375          --      --        --        279,375
       Barry M. Kornblau                             --     279,375          --      --        --        279,375
       Curtis W. Carter                              --     186,250          --      --        --        186,250
       Richard B. Chess                              --     186,250          --      --        --        186,250
       Jerry A. Davis                                --     186,250          --      --        --        186,250
       Richard A. Giannotti                          --     186,250          --      --        --        186,250
       Charles E. Walker                             --     186,250          --      --        --        186,250
       Milton A. Scott, Jr.                          --     139,688          --      --        --        139,688
     All Others                                      --     186,250          --      --        --        186,250
          Total                                      --  $2,281,563          --      --        --     $2,281,563



(1) In 1991, 1992 and 1993 the Trust entered into stock purchase agreements whereby certain officers purchased shares of common stock at the then current market price. The Trust provides 100% financing for the purchase of the stock with interest payable quarterly at rates escalating from 7% to 8-1/2%. The underlying notes mature beginning in November, 1998. The Trust holds as collateral all stock purchased through this plan.

                             UNITED DOMINION REALTY TRUST, INC.              Schedule VIII
                             VALUATION AND QUALIFYING ACCOUNTS
                       For the years ended December 31, 1993 and 1992

                                                                           Charged to
                                               Balance at  Charged to   Other
                                               Beginning   Costs and   Accounts  Deductions  Balance at End
              Description                      of Period    Expenses   Describe   Describe     of Period
Year ended December 31, 1993:
Allowance for possible investment losses       $1,564,000      - -        - -        - -      $1,564,000 (1)


Year ended December 31, 1992:
Allowance for possible investment losses           - -     $1,564,000     - -        - -      $1,564,000 (1)


(1) The balance is netted against the cost of real estate owned on the balance sheet

                                                                    SCHEDULE X

                           UNITED DOMINION REALTY TRUST, INC.

                     SUPPLEMENTARY EARNINGS STATEMENT INFORMATION

                         THREE YEARS ENDED DECEMBER 31, 1993

                                  (DOLLARS IN THOUSANDS)

                                    Charged to Expense


Description                 1993         1992         1991

Advertising                $1,078        $731         $652
Rental Promotions             420         650          553

Other items requiring disclosure are not shown as they are less than 1% of rental income.

SCHEDULE XI.
Summary of Real Estate Owned                                                         Cost of
                                                                                   Improvements
                                                                                   Capitalized
                                                         Initial Cost to Trust     Subsequent to
                                                         Land and     Buildings    Acquisition
                                         Encumbrances      Land          and         (Net of
                                             (a)       Improvements  Improvements   Disposals)
Apartments:
  2131 Apartments/Nashville, TN         $         --  $    869,860  $  9,155,185  $    173,669
  Azalea/Richmond, VA                             --       272,522     2,721,686       880,155
  Bay Cove/Clearwater, FL                         --     2,928,847     6,578,257       329,090
  Bayberry Commons/Portsmouth, VA                 --       516,800     3,485,645       924,711
  Beechwood/Greensboro, NC                        --     1,409,377     6,086,677         3,600
  Braeland Commons/Columbia, MD            5,100,000     1,564,942     7,006,574       252,309
  Bramblewood/Goldsboro, NC                  710,132       401,538     3,150,912       799,565
  Brynn Marr/Jacksonville, NC                     --       432,974     3,821,508       869,786
  Canterbury Woods/Charlotte, NC                  --       409,675     5,011,435     1,588,657
  Cedar Point/Raleigh, NC                         --        75,400     4,514,435     2,731,942
  Cinnamon Ridge/Raleigh, NC               7,000,000       967,230     3,337,197     3,848,505
  Colonial Villa/Columbia, SC                     --     1,014,181     5,100,269       756,082
  Colony of Stone Mtn/Atlanta, GA                 --     3,160,000     5,641,646     2,484,520
  Colony Village/New Bern, NC                     --       346,330     3,036,956       859,084
  Country Walk/Columbia, SC                       --       422,112     3,133,623       998,080
  Courthouse Green/Richmond, VA                   --       732,050     4,702,353     1,115,759
  Courtney Square/Raleigh, NC                     --     1,114,600     5,119,259       142,786
  The Cove at Lake Lynn/Raleigh, NC               --     1,723,363     5,303,760       223,416
  Craig Manor/Salem,VA                            --       282,200     2,419,570       536,883
  The Creek/Wilmington, NC                 1,450,000       417,500     2,506,206       576,962
  Crescent Square/Atlanta, GA                     --     1,057,000     6,865,036     4,032,689
  Dover Village/Orlando, FL                       --     2,894,702     6,456,100       667,650
  Eastwind/Virginia Beach, VA                     --       155,000     5,316,738     1,182,502
  Eden Commons/Columbia, MD                8,700,000     2,361,167     9,384,170       306,846
  Emerald Bay/Charlotte, NC                       --       626,070     4,722,862     1,887,461
  English Hills/Richmond, VA                      --     1,979,174    11,524,313     2,350,445
  Forest Hills/Wilmington, NC              3,200,000     1,028,000     5,420,478       347,859
  Forestbrook/Columbia, SC                        --       395,516     2,902,040       345,803
  Foxcroft/Tampa, FL                              --       749,400     3,927,644       298,685
  Gable Hill/Columbia, SC                         --       824,847     5,307,194       664,950
  Gatewater Landing/Glen Burnie, MD               --     2,078,422     6,084,526       293,273
  Grand Oaks/Charlotte, NC                        --       446,075     4,463,344     2,107,769
  Hampton Court/Alexandria, VA                    --     7,388,420     4,811,937       136,376
  Harbour Town/Nashville, TN                      --       572,567     3,522,092         4,250
  Heather Lake/Hampton, VA                        --       616,800     3,400,672     1,896,343
  Heatherwood/Greenville, SC                      --       354,566     3,234,105        23,871
  Heritage Trace/Newport News, VA          3,900,000       880,000     2,312,285     1,488,361
  The Highlands/Charlotte, NC                     --       321,400     2,830,346     1,479,345
  Key Pines/Spartanburg, SC                       --       601,693     3,773,304       509,548
  The Lakes/Nashville, TN                         --     1,285,657     5,980,197        82,799
  Lake Washington Downs/Melbourne, FL             --     1,434,450     4,940,166        41,265
  Laurel Ridge/Roanoke, VA                 3,000,000       445,400     2,531,357     1,000,816
  Laurel Village/Richmond, VA                     --       694,281     3,119,716       428,090
  The Ledges/Winston-Salem, NC                    --       492,283     1,561,947     4,551,503
  Liberty Crossing/Jacksonville, NC        1,793,876       840,000     3,873,139     1,259,980
  Meadow Run/Richmond, VA                         --       636,059     3,423,884     1,082,435
  Meadowdale Lakes/Richmond, VA            1,390,345     1,581,671     6,717,237     2,645,121
  The Melrose/Dumfries, VA                 5,320,000       662,000     3,705,404     3,793,895
  Mill Creek/Atlanta, GA                          --       529,800     3,996,252     3,276,757
  Mill Creek/Wilmington, NC                       --       597,248     4,618,561       608,311
  Northview/Salem, VA                             --       171,600     1,238,501       505,984
  Olde West Village/Richmond, VA           3,986,663     1,965,097    12,203,965     1,393,523
  Orange Orlando/Orlando, FL                      --     1,233,151     2,177,417       778,926
  Park Green/Raleigh, NC                          --       500,000     4,321,872       777,660
  Parkwood Court/Alexandria, VA                   --     2,482,633     3,813,116       267,210
  Patriot Place/Florence, SC               2,200,000       212,500     1,600,757     4,407,295
  Peppertree/Charlotte, NC                        --     1,546,267     7,699,221         9,600
  Pinebrook/Clearwater,FL                         --     1,780,375     2,458,172        39,500
  Plum Chase/Columbia, SC                  7,000,000       802,750     3,149,607     4,272,431
  River Road/Ettrick, VA                          --       229,699     1,648,394       770,725
  Riverwind/Spartanburg, SC                       --       802,484     6,386,212         3,600
  Rollingwood/Richmond, VA                 2,694,994       777,971     5,058,707     1,736,206
  St. Andrews Commons/Columbia, SC                --     1,428,826     9,371,378        88,827
  Spring Forest/Raleigh, NC                       --     1,257,500     8,586,255     1,455,595
  Stanford Village/Atlanta, GA             2,081,871       884,500     2,807,839       414,265
  Summit-on-Park/Charlotte, NC                    --       147,000     1,021,602       901,026
  Summit West/Tampa, FL                           --     2,176,500     4,709,970       581,155
  Timbercreek/Richmond, VA                        --       379,000     2,030,525     1,046,299
  Towne Square/Hopewell, VA                1,260,000       109,500       909,897       747,721
  Twin Rivers/Hopewell, VA                        --       149,200       885,671     1,074,385
  Village at Old Tampa Bay/Oldsmar, FL            --     1,750,320    10,756,337         5,880
  Windsor Harbor/Charlotte, NC                    --       475,000     3,928,113     1,789,302
  Woodland Hollow/Charlotte, NC            3,370,516       755,000     5,393,023     1,271,252
  Woodscape/Newport News, VA                      --       798,700     7,209,525     1,663,935


SCHEDULE XI.
Summary of Real Estate Owned (continued)                                             Cost of
                                                                                   Improvements
                                                                                   Capitalized
                                                         Initial Cost to Trust     Subsequent to
                                                         Land and     Buildings    Acquisition
                                         Encumbrances      Land          and         (Net of
                                             (a)       Improvements  Improvements   Disposals)
Shopping Centers:
  Circle/Richmond, VA                   $         --  $    885,964  $  1,836,464  $  1,373,342
  Cumberland Square/Dunn, NC                      --       661,636       832,148       714,837
  Deerfield Plaza/Myrtle Beach, SC                --       883,767     2,182,509       429,622
  Glen Lea/Richmond, VA                    2,478,924       559,993       649,500     2,580,539
  Gloucester Exchange/Gloucester, VA              --       403,688     2,278,553       681,460
  Hanover Village/Richmond, VA                    --     1,928,339       987,416     5,163,699
  Kroger Sav-On/Waynesboro, VA                    --       319,300       990,901       426,566
  Laburnum Park/Richmond, VA                             2,599,657     4,188,394        63,071
  Laburnum Square/Richmond, VA             1,659,135       773,804     2,178,622     1,959,792
  Meadowdale/Richmond, VA                    966,771     1,099,620     3,875,145     1,080,969
  Rite Aid/Richmond, VA                           --       158,879       216,177        76,517
  Rose Manor/Smithfield, NC                       --       496,000     1,038,694      (268,537)
  The Village/Durham, NC                          --     1,355,000     3,814,496     2,900,315
  Village Square/Myrtle Beach, SC                 --     3,070,000     6,429,614     1,632,507
  Willow Oaks/Hampton, VA                  3,620,000       934,220     1,211,045     6,750,443

Office and Industrial Buildings:
  Franklin St./Richmond, VA                       --        67,900       282,173        70,433
  Meadowdale Offices/Richmond, VA                 --       240,563       359,913       386,266
  Statesman Park/Roanoke, VA                      --        90,162       565,557        81,664
  Tri-County Buildings/Bristol, TN                --       275,582       900,273     1,262,598
                                         ------------  ------------  ------------  ------------
                                        $ 72,883,227  $ 93,210,815  $376,743,869  $112,258,965
                                         ============  ============  ============  ============

(a) Exclusive of discounts aggregating $21,750.
(b) The aggregate cost for federal income tax purposes was approximately $563 million at December 31, 1993 and $435 million at December 31, 1992.


                                                  Gross Amount at Which
                                                Carried at Close of Period
                                      Land and       Buildings
                                        Land            and         Total     Accumulated
                                      Improvements Improvements     (b)      Depreciation
Apartments:
  2131 Apartments/Nashville, TN           919,556  $ 9,279,158  $10,198,714  $     316,935
  Azalea/Richmond, VA                     399,136    3,475,227    3,874,363      1,311,777
  Bay Cove/Clearwater, FL               2,999,647    6,836,547    9,836,194        258,442
  Bayberry Commons/Portsmouth, VA         692,456    4,234,700    4,927,156      1,158,589
  Beechwood/Greensboro, NC              1,409,377    6,090,277    7,499,654         18,080
  Braeland Commons/Columbia, MD         1,606,569    7,217,256    8,823,825        264,040
  Bramblewood/Goldsboro, NC               489,545    3,862,470    4,352,015      1,381,363
  Brynn Marr/Jacksonville, NC             521,367    4,602,901    5,124,268      1,701,891
  Canterbury Woods/Charlotte, NC          529,092    6,480,675    7,009,767      2,084,209
  Cedar Point/Raleigh, NC                 224,596    7,097,181    7,321,777      2,771,797
  Cinnamon Ridge/Raleigh, NC            1,261,201    6,891,731    8,152,932      1,648,186
  Colonial Villa/Columbia, SC           1,218,373    5,652,159    6,870,532        259,314
  Colony of Stone Mtn/Atlanta, GA       3,859,818    7,426,348   11,286,166      1,534,439
  Colony Village/New Bern, NC             454,512    3,787,858    4,242,370      1,475,933
  Country Walk/Columbia, SC               608,232    3,945,583    4,553,815        390,149
  Courthouse Green/Richmond, VA           869,336    5,680,826    6,550,162      2,113,158
  Courtney Square/Raleigh, NC           1,127,494    5,249,151    6,376,645         91,935
  The Cove at Lake Lynn/Raleigh, NC     1,750,578    5,499,961    7,250,539        263,868
  Craig Manor/Salem,VA                    342,013    2,896,640    3,238,653        736,901
  The Creek/Wilmington, NC                423,509    3,077,159    3,500,668        197,995
  Crescent Square/Atlanta, GA           1,325,602   10,629,123   11,954,725      2,185,058
  Dover Village/Orlando, FL             2,927,950    7,090,502   10,018,452        192,427
  Eastwind/Virginia Beach, VA             283,968    6,370,272    6,654,240      1,668,241
  Eden Commons/Columbia, MD             2,410,094    9,642,090   12,052,184        361,997
  Emerald Bay/Charlotte, NC             1,116,921    6,119,472    7,236,393      1,249,753
  English Hills/Richmond, VA            2,418,394   13,435,538   15,853,932      1,202,701
  Forest Hills/Wilmington, NC           1,066,997    5,729,340    6,796,337        321,751
  Forestbrook/Columbia, SC                409,235    3,234,124    3,643,359         62,160
  Foxcroft/Tampa, FL                      836,452    4,139,277    4,975,729        137,670
  Gable Hill/Columbia, SC               1,038,293    5,758,698    6,796,991      1,046,656
  Gatewater Landing/Glen Burnie, MD     2,091,408    6,364,813    8,456,221        239,476
  Grand Oaks/Charlotte, NC                781,550    6,235,638    7,017,188      2,505,670
  Hampton Court/Alexandria, VA          7,413,429    4,923,304   12,336,733        170,983
  Harbour Town/Nashville, TN              572,568    3,526,341    4,098,909         11,387
  Heather Lake/Hampton, VA                765,012    5,148,803    5,913,815      2,794,978
  Heatherwood/Greenville, SC              359,682    3,252,860    3,612,542         31,315
  Heritage Trace/Newport News, VA       1,142,674    3,537,972    4,680,646      1,022,246
  The Highlands/Charlotte, NC             516,373    4,114,718    4,631,091      1,922,960
  Key Pines/Spartanburg, SC               638,465    4,246,080    4,884,545        219,895
  The Lakes/Nashville, TN               1,297,592    6,051,061    7,348,653         74,832
  Lake Washington Downs/Melbourne,FL    1,434,450    4,981,431    6,415,881         48,757
  Laurel Ridge/Roanoke, VA                641,237    3,336,336    3,977,573      1,009,878
  Laurel Village/Richmond, VA             775,036    3,467,051    4,242,087        369,451
  The Ledges/Winston-Salem, NC          1,108,507    5,497,226    6,605,733      2,439,000
  Liberty Crossing/Jacksonville, NC     1,096,050    4,877,069    5,973,119        869,409
  Meadow Run/Richmond, VA                 816,478    4,325,900    5,142,378      1,729,150
  Meadowdale Lakes/Richmond, VA         2,123,526    8,820,503   10,944,029      3,504,574
  The Melrose/Dumfries, VA              1,322,406    6,838,893    8,161,299      2,567,799
  Mill Creek/Atlanta, GA                  858,015    6,944,794    7,802,809      1,623,402
  Mill Creek/Wilmington, NC               786,992    5,037,127    5,824,119        491,150
  Northview/Salem, VA                     216,569    1,699,516    1,916,085        938,455
  Olde West Village/Richmond, VA        2,207,941   13,354,644   15,562,585      3,367,974
  Orange Orlando/Orlando, FL            1,350,687    2,838,807    4,189,494         91,930
  Park Green/Raleigh, NC                  549,179    5,050,353    5,599,532        517,431
  Parkwood Court/Alexandria, VA         2,498,295    4,064,664    6,562,959         67,952
  Patriot Place/Florence, SC            1,329,479    4,891,073    6,220,552      1,727,052
  Peppertree/Charlotte, NC              1,546,267    7,708,821    9,255,088         24,418
  Pinebrook/Clearwater,FL               1,784,175    2,493,872    4,278,047         28,941
  Plum Chase/Columbia, SC               1,073,973    7,150,815    8,224,788      1,116,887
  River Road/Ettrick, VA                  314,957    2,333,861    2,648,818      1,172,833
  Riverwind/Spartanburg, SC               802,484    6,389,812    7,192,296             --
  Rollingwood/Richmond, VA              1,027,671    6,545,213    7,572,884      2,612,821
  St. Andrews Commons/Columbia, SC      1,442,158    9,446,873   10,889,031        228,866
  Spring Forest/Raleigh, NC             1,373,382    9,925,968   11,299,350      1,136,567
  Stanford Village/Atlanta, GA          1,007,230    3,099,374    4,106,604        718,344
  Summit-on-Park/Charlotte, NC            240,032    1,829,596    2,069,628        885,285
  Summit West/Tampa, FL                 2,335,411    5,132,214    7,467,625        182,566
  Timbercreek/Richmond, VA                516,862    2,938,962    3,455,824      1,423,596
  Towne Square/Hopewell, VA               325,585    1,441,533    1,767,118        677,248
  Twin Rivers/Hopewell, VA                347,493    1,761,763    2,109,256      1,060,660
  Village at Old Tampa Bay/Oldsmar,FL   1,750,320   10,762,217   12,512,537         31,288
  Windsor Harbor/Charlotte, NC            854,265    5,338,150    6,192,415      1,303,159
  Woodland Hollow/Charlotte, NC           902,934    6,516,341    7,419,275      1,880,120
  Woodscape/Newport News, VA            1,006,107    8,666,053    9,672,160      2,092,087

SCHEDULE XI.
Summary of Real Estate Owned (continued)

                                                  Gross Amount at Which
                                                Carried at Close of Period
                                      Land and         Buildings
                                        Land              and         Total     Accumulated
                                    Improvements     Improvements     (b)      Depreciation
Shopping Centers:
  Circle/Richmond, VA                     947,570    $ 3,148,200  $  4,095,770  $   1,788,042
  Cumberland Square/Dunn, NC              715,450      1,493,171     2,208,621        318,160
  Deerfield Plaza/Myrtle Beach, SC      1,080,372      2,415,526     3,495,898        659,432
  Glen Lea/Richmond, VA                 1,047,596      2,742,436     3,790,032      1,080,025
  Gloucester Exchange/Gloucester, VA      502,031      2,861,670     3,363,701        521,956
  Hanover Village/Richmond, VA          3,213,881      4,865,573     8,079,454      1,138,451
  Kroger Sav-On/Waynesboro, VA            332,702      1,404,065     1,736,767        587,619
  Laburnum Park/Richmond, VA            2,599,765      4,251,357     6,851,122        449,936
  Laburnum Square/Richmond, VA          1,125,262      3,786,956     4,912,218      1,508,345
  Meadowdale/Richmond, VA               1,288,237      4,767,497     6,055,734      1,412,895
  Rite Aid/Richmond, VA                   165,038        286,535       451,573         83,995
  Rose Manor/Smithfield, NC               542,229        723,928     1,266,157        314,781
  The Village/Durham, NC                2,124,774      5,945,037     8,069,811      1,615,838
  Village Square/Myrtle Beach, SC       3,727,678      7,404,443    11,132,121      1,359,690
  Willow Oaks/Hampton, VA               3,101,534      5,794,174     8,895,708      1,985,351

Office and Industrial Buildings:
  Franklin St./Richmond, VA                67,900        352,606       420,506        103,323
  Meadowdale Offices/Richmond, VA         258,144        728,598       986,742        228,222
  Statesman Park/Roanoke, VA              147,996        589,387       737,383        370,373
  Tri-County Buildings/Bristol, TN        364,123      2,074,330     2,438,453        577,649
                                     ------------   ------------  ------------    -----------
                                     $112,237,501   $469,976,148  $582,213,649    $91,444,290
                                     ============   ============  ============    ===========

                                                                    Depreciable
                                                                      Life of
                                      Date of            Date         Building
                                   Construction        Acquired      Component
Apartments:
  2131 Apartments/Nashville, TN        1972            12/16/92        35 yrs.
  Azalea/Richmond, VA                  1967            12/31/84        35 yrs.
  Bay Cove/Clearwater, FL              1972            12/16/92        35 yrs.
  Bayberry Commons/Portsmouth, VA     1973/74          04/07/88        35 yrs.
  Beechwood/Greensboro, NC             1985            12/22/93        35 yrs.
  Braeland Commons/Columbia, MD        1983            12/29/92        35 yrs.
  Bramblewood/Goldsboro, NC           1980/82          12/31/84        35 yrs.
  Brynn Marr/Jacksonville, NC         1973/77          12/31/84        35 yrs.
  Canterbury Woods/Charlotte, NC      1968/70          12/18/85        35 yrs.
  Cedar Point/Raleigh, NC              1972            12/18/85        35 yrs.
  Cinnamon Ridge/Raleigh, NC          1968/70          12/01/89        35 yrs.
  Colonial Villa/Columbia, SC          1974            09/16/92        35 yrs.
  Colony of Stone Mtn/Atlanta, GA     1970/72          06/12/90        35 yrs.
  Colony Village/New Bern, NC         1972/74          12/31/84        35 yrs.
  Country Walk/Columbia, SC            1974            12/19/91        35 yrs.
  Courthouse Green/Richmond, VA       1974/78          12/31/84        35 yrs.
  Courtney Square/Raleigh, NC         1979/81          07/08/93        35 yrs.
  The Cove at Lake Lynn/Raleigh, NC    1986            12/01/92        35 yrs.
  Craig Manor/Salem,VA                 1975            11/06/87        35 yrs.
  The Creek/Wilmington, NC             1973            06/30/92        35 yrs.
  Crescent Square/Atlanta, GA          1970            03/22/89        35 yrs.
  Dover Village/Orlando, FL            1981            03/31/93        35 yrs.
  Eastwind/Virginia Beach, VA          1970            04/04/88        35 yrs.
  Eden Commons/Columbia, MD            1984            12/29/92        35 yrs.
  Emerald Bay/Charlotte, NC            1972            02/06/90        35 yrs.
  English Hills/Richmond, VA          1969/76          12/06/91        35 yrs.
  Forest Hills/Wilmington, NC         1964/69          06/30/92        35 yrs.
  Forestbrook/Columbia, SC             1974            07/01/93        35 yrs.
  Foxcroft/Tampa, FL                   1972            01/28/93        35 yrs.
  Gable Hill/Columbia, SC              1985            12/04/89        35 yrs.
  Gatewater Landing/Glen Burnie, MD    1970            12/16/92        35 yrs.
  Grand Oaks/Charlotte, NC            1966/67          05/01/84        35 yrs.
  Hampton Court/Alexandria, VA         1967            02/19/93        35 yrs.
  Harbour Town/Nashville, TN           1974            12/10/93        35 yrs.
  Heather Lake/Hampton, VA            1972/74          03/01/80        35 yrs.
  Heatherwood/Greenville, SC           1978            09/30/93        35 yrs.
  Heritage Trace/Newport News, VA      1973            06/30/89        35 yrs.
  The Highlands/Charlotte, NC          1970            01/17/84        35 yrs.
  Key Pines/Spartanburg, SC            1974            09/25/92        35 yrs.
  The Lakes/Nashville, TN              1986            09/15/93        35 yrs.
  Lake Washington Downs/Melbourne,FL   1984            09/24/93        35 yrs.
  Laurel Ridge/Roanoke, VA            1970/72          05/17/88        35 yrs.
  Laurel Village/Richmond, VA          1972            09/06/91        35 yrs.
  The Ledges/Winston-Salem, NC         1959            08/13/86        35 yrs.
  Liberty Crossing/Jacksonville, NC   1972/74          11/30/90        35 yrs.
  Meadow Run/Richmond, VA             1973/74          12/31/84        35 yrs.
  Meadowdale Lakes/Richmond, VA       1967/71          12/31/84        35 yrs.
  The Melrose/Dumfries, VA             1951            12/11/85        35 yrs.
  Mill Creek/Atlanta, GA               1972            11/11/88        35 yrs.
  Mill Creek/Wilmington, NC            1986            09/30/91        35 yrs.
  Northview/Salem, VA                  1969            09/29/78        35 yrs.
  Olde West Village/Richmond, VA   1978/82/85/87   12/31/84 & 8/27/91  35 yrs.
  Orange Orlando/Orlando, FL           1971            01/21/93        35 yrs.
  Park Green/Raleigh, NC               1987            09/27/91        35 yrs.
  Parkwood Court/Alexandria, VA        1964            06/30/93        35 yrs.
  Patriot Place/Florence, SC           1974            10/23/85        35 yrs.
  Peppertree/Charlotte, NC             1987            12/14/93        35 yrs.
  Pinebrook/Clearwater,FL              1977            09/28/93        35 yrs.
  Plum Chase/Columbia, SC              1974            01/04/91        35 yrs.
  River Road/Ettrick, VA              1973/74          08/31/81        35 yrs.
  Riverwind/Spartanburg, SC            1987            12/31/93        35 yrs.
  Rollingwood/Richmond, VA            1974/78          12/31/84        35 yrs.
  St. Andrews Commons/Columbia, SC     1986            05/20/93        35 yrs.
  Spring Forest/Raleigh, NC           1978/81          05/21/91        35 yrs.
  Stanford Village/Atlanta, GA         1985            09/26/89        35 yrs.
  Summit-on-Park/Charlotte, NC         1963            01/17/84        35 yrs.
  Summit West/Tampa, FL                1972            12/16/92        35 yrs.
  Timbercreek/Richmond, VA             1969            08/31/83        35 yrs.
  Towne Square/Hopewell, VA            1967            08/27/85        35 yrs.
  Twin Rivers/Hopewell, VA             1972            01/06/82        35 yrs.
  Village at Old Tampa Bay/Oldsmar,FL  1986            12/08/93        35 yrs.
  Windsor Harbor/Charlotte, NC         1971            01/13/89        35 yrs.
  Woodland Hollow/Charlotte, NC       1974/76          11/03/86        35 yrs.
  Woodscape/Newport News, VA          1974/76          12/29/87        35 yrs.

SCHEDULE XI.
Summary of Real Estate Owned (continued)


                                                                     Depreciable
                                                                       Life of
                                       Date of           Date          Building
                                     Construction      Acquired       Component
Shopping Centers:
  Circle/Richmond, VA               1956/62/67         11/01/73       25/35 yrs.
  Cumberland Square/Dunn, NC        1972/78/84         08/28/86        35 yrs.
  Deerfield Plaza/Myrtle Beach, SC     1979            01/17/84        35 yrs.
  Glen Lea/Richmond, VA               1964/85          05/25/83        25 yrs.
  Gloucester Exchange/Gloucester, VA   1974            11/12/87        35 yrs.
  Hanover Village/Richmond, VA        1971/72          06/30/86        35 yrs.
  Kroger Sav-On/Waynesboro, VA         1975            03/07/80        35 yrs.
  Laburnum Park/Richmond, VA          1988/89          09/28/90        35 yrs.
  Laburnum Square/Richmond, VA        1978/85          02/11/81        40 yrs.
  Meadowdale/Richmond, VA             1976/82          12/31/84        35 yrs.
  Rite Aid/Richmond, VA                1974            12/31/84        35 yrs.
  Rose Manor/Smithfield, NC           1972/75          08/28/86        35 yrs.
  The Village/Durham, NC               1965            08/28/86        35 yrs.
  Village Square/Myrtle Beach, SC     1978/79          05/25/88        35 yrs.
  Willow Oaks/Hampton, VA             1968/74          08/01/84        35 yrs.

Office and Industrial Buildings:
  Franklin St./Richmond, VA            1890            07/01/86        35 yrs.
  Meadowdale Offices/Richmond, VA      1983            12/31/84        35 yrs.
  Statesman Park/Roanoke, VA           1974            05/22/75        33 yrs.
  Tri-County Buildings/Bristol, TN    1976/79          01/21/81        33 yrs.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Dominion Realty Trust, Inc.
           (registrant)

By  /s/ James Dolphin
    James Dolphin
    Senior Vice President, Secretary, and Chief Financial Officer
    March 15, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15, 1994 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ John P. McCann                                     /s/ R. Toms Dalton,Jr.
John P. McCann                                         R. Toms Dalton, Jr.
Director, President and Chief                          Director
  Executive Officer


/s/ James Dolphin                                      /s/ Jeff C. Bane
James Dolphin                                          Jeff C. Bane
Director, Senior Vice President,                       Director
  Secretary and Chief Financial
  Officer


/s/ Jerry A. Davis                                     /s/ John C. Lanford
Jerry A. Davis                                         John C. Lanford
Vice President, Controller-Corporate Accounting        Director
  and Chief Accounting Officer


/s/ C. Harmon Williams, Jr.                            /s/ H. Franklin Minor
C. Harmon Williams, Jr.                                H. Franklin Minor
Chairman of the Board of Directors                     Director


/s/ Barry M. Kornblau                                  /s/ Robert P. Buford
Barry M. Kornblau                                      Robert P. Buford
Director, Senior Vice President and                    Director
  Director of Apartments