Form 10-K/A
period 1993-12-31
UNITED DOMINION REALTY TRUST INC
filed 1994-04-14
CIK 74208

Form 10-K/A

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



                      AMENDMENT TO APPLICATION OR REPORT
                 Filed Pursuant to Section 12, 13 or 15(d) of
                      THE SECURITIES EXCHANGE ACT OF 1934


                       United Dominion Realty Trust, Inc.
               (Exact name of registrant as specified in charter)


                                 AMENDMENT NO. 1


Facing Sheet

The caption "Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K." should have been checked.




Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        United Dominion Realty Trust, Inc.
                                                   (registrant)

Date:  April 14, 1994                   By:  /s/ James Dolphin
                                            James Dolphin, Senior Vice
                                              President, Secretary, and
                                              Chief Financial Officer