Form 10-Q
period 1994-03-31
UNITED DOMINION REALTY TRUST INC
filed 1994-05-13
CIK 74208

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                 FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _________ to _________

Commission file number 1-10524


                         UNITED DOMINION REALTY TRUST, INC.
          (Exact name of registrant as specified in its charter)

        Virginia                                         54-0857512
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation of organization)                      Identification No.)

      10 South Sixth Street, Suite 203 Richmond, Virginia 23219-3802
                 (Address of principal executive offices)

Registrant's telephone number, including area code       (804) 780-2691


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to filing requirements for at least the past 90 days.
                     Yes     x          No

Indicate the number of shares outstanding of each of the issuer's class of common stock as the latest practicable date.

            Class                           Outstanding at May 9, 1994

   Common Stock, $1 par value                        41,722,902

                    UNITED DOMINION REALTY TRUST, INC.

                              BALANCE SHEETS
                                (unaudited)
                     (in thousands, except share data)


                                              March 31,     December 31,
                                                1994            1993
Assets

Real estate owned (Note 6):
  Apartments                                  $ 532,227      $ 503,226
  Shopping centers                               74,450         74,404
  Office and industrial buildings                 4,593          4,583
                                                611,270        582,213

  Less accumulated depreciation                  97,150         91,444
                                                514,120        490,769

Cash and cash equivalents                        10,489          5,773
Other assets                                     10,993          9,298

                                              $ 535,602      $ 505,840



Liabilities and Shareholders' Equity

Mortgage notes payable                        $  72,660      $  72,862
Notes payable                                   188,101        156,558
Accounts payable, accrued expenses
  and other liabilities                          10,631          9,169
Distributions payable to shareholders             8,130          7,288
                                                279,522        245,877
Shareholders' equity (Note 4):
  Common stock, $1 par value;
    60,000,000 shares authorized
    41,703,785 shares issued and
    outstanding (41,653,097 in 1993)             41,704         41,653
  Additional paid-in capital                    302,981        302,486
  Notes receivable from officer shareholders     (4,096)        (4,384)
  Distributions in excess of net income         (84,509)       (79,792)
    Total shareholders' equity                  256,080        259,963

                                              $ 535,602      $ 505,840

                    UNITED DOMINION REALTY TRUST, INC.

                         STATEMENTS OF OPERATIONS
                                (unaudited)
                   (in thousands, except per share data)


                                             Three Months Ended
                                                   March 31,
                                             1994           1993
Income:
  Property operations:
     Rental income                         $26,706        $20,182
     Rental expenses                        11,385          8,171
     Real estate depreciation                5,706          4,611
                                             9,615          7,400
  Interest and other income                    114             56
                                             9,729          7,456

Expenses:
  Interest                                   4,655          3,913
  General and administrative (Note 5)        1,474            823
  Other depreciation and amortization          185            131
                                             6,314          4,867

Income before gains (losses) on invest-
  ments and extraordinary item               3,415          2,589
Loss on sale of investment                      --             --
Income before extraordinary item             3,415          2,589
Extraordinary item - early
  extinguishment of debt                        --             --
Net income                                 $ 3,415        $ 2,589


Net income per share:
  Before extraordinary item                $   .08        $   .07
  Extraordinary item                            --             --
                                           $   .08        $   .07

Dividends declared per share               $  .195        $  .175

Weighted average number of
  shares outstanding                        41,688         35,312

                                 UNITED DOMINION REALTY TRUST, INC.

                                      STATEMENTS OF CASH FLOWS
                                             (unaudited)
                                           (in thousands)
                                                                 Three Months Ended
                                                                       March 31
                                                                  1994          1993
OPERATING ACTIVITIES:
  Net income                                                  $  3,415        $ 2,589

  Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization                               5,895          4,742
     Adoption of SFAS No. 112 "Employers' Accounting
       for Postemployment Benefits" (Note 5)                       450             --
     Changes in operating assets and liabilities:
       Decrease in rents and other receivables                      20            580
       Increase in accounts payable and accrued expenses         1,009          2,390
       Increase in prepaid expenses and other assets              (386)          (131)
  Net cash provided by operating activities                     10,403         10,170

INVESTING ACTIVITIES:
  Acquisitions of real estate, net of debt assumed             (27,227)       (29,074)
  Capital expenditures                                          (3,356)        (1,277)
  Collection of mortgage notes receivable                           44              1
  Net cash used in investing activities                        (30,539)       (30,350)

FINANCING ACTIVITIES:
  Net proceeds from issuance of shares                             834            443
  Increase in mortgages and notes payable                       15,000         52,000
  Net borrowings (repayments) under bank lines of credit        16,650        (20,700)
  Cash distributions paid to shareholders                       (7,291)        (5,824)
  Scheduled mortgage principal payments                           (202)          (184)
  Payments on notes and non-scheduled
    mortgage principal payments                                   (106)        (2,566)
  Financing costs related to $75 million public debt
    offering (Note 3)                                              (33)            --
  Net cash provided by financing activities                     24,852         23,169

Net increase in cash and cash equivalents                        4,716          2,989
Cash and cash equivalents, beginning of period                   5,773          1,105

Cash and cash equivalents, end of period                     $  10,489       $  4,094

                       UNITED DOMINION REALTY TRUST, INC.

                         Notes to Financial Statements
                                 March 31, 1994
                                  (Unaudited)


(1) The financial information furnished reflects all adjustments which are necessary for a fair presentation of financial position at March 31, 1994 and the results of operations for the interim periods ended March 31, 1994 and 1993. These adjustments are of a normal and recurring nature. Such interim results are not necessarily indicative of the results that can be expected for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related notes appearing in the Trust's 1993 Annual Report.

(2) Certain previously reported amounts have been reclassified to conform with the current financial statement presentation.

(3) On April 7, 1994, the Trust issued $75 million of 7 1/4% senior unsecured notes due April 1, 1999. The net proceeds of $74.3 million were used to repay, in full, then existing bank debt and to fund subsequent apartment acquisitions.

(4) At the Annual Shareholders' Meeting on May 10, 1994, the Trust's Shareholders voted to increase the authorized shares of Common Stock to 100 million shares and also authorized a new class of 25 million shares of Preferred Stock.

(5) At the beginning of 1994, the Trust adopted the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits". Under the new method of accounting, the Trust accrues the benefits when it is probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid. As required by the Statement, prior year financial statements have not been restated to reflect the change in accounting method. The cumulative effect of this accounting change was to decrease net income by $450,000 or $.01 per share for the first quarter of 1994. This change is included in the caption "general and administrative" expense in the Trust's income statement.

(6) A summary of the Trust's apartment acquisitions made during the three months ended March 31, 1994 is as follows:
                                                                Acquisition
            Date         Number                                    Cost
          Acquired      of Units             Location          (in millions)
           3/04/94         302              Raleigh, NC            $13.8
           3/10/94         346              Tampa, FL               12.0
                           648                                     $25.8

(7) Subsequent to March 31, 1994, the Trust has also completed the following apartment acquistions:

                                                                  Acquisition
            Date         Number                                       Cost
          Acquired      of Units                Location          (in millions)
           4/08/94         240              Macon, GA                 $ 8.6
           4/14/94         360              Altamonte Springs, FL     $12.6
           4/15/94         244              Tampa, FL                   5.9
                           844                                        $27.1

     On April 1, 1994, the Trust entered into 28 separate but related contracts to purchase 28 apartment communities containing 5,882 units at a purchase price of approximately $188 million. The contracts provide for a due diligence period through June 1, 1994, during which time the Trust may terminate the contracts for any reason without penalty. If, after completing due diligence, the Trust elects to proceed with the acquisition, closing will be scheduled for July, 1994.

                       UNITED DOMINION REALTY TRUST, INC.

                                   Form 10-Q

                          Quarter Ended March 31, 1994

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND OPERATIONS

     Funds from operations is defined as income before gains (losses) on investments and extraordinary items adjusted for certain non-cash items, primarily real estate depreciation. The Trust considers funds from operations in evaluating property acquisitions and its operating performance and believes that funds from operations should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Trust's operating performance and liquidity. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

RESULTS OF OPERATIONS

     For the first quarter of 1994, the Trust reported increases over the comparable 1993 quarter in rental income, income from property operations, net income, and funds from operations. First quarter 1994 rental income was $26.7 million compared to $20.2 million in first quarter 1993, an increase of $6.5 million or 32.3%. Income from property operations excluding depreciation, increased from $12.0 million to $15.3 million, an increase of $3.3 million or 27.6%. Net income for the current quarter totaled $3.4 million which was $826,000, or 31.9%, greater than the $2.6 million reported in last year's first quarter. On a per share basis, net income increased from $.07 for the first quarter of 1993 to $.08 in the first quarter of 1994. Net income for the 1994 quarter includes a $450,000 charge ($.01 per share) reflecting the Trust's implementation of the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits". Funds from operations increased 33.1% from $7.3 million last year to $9.8 million in the current year's first quarter.

     The Trust's 1993 acquisitions made the largest contribution to the reported increases. The Trust's first quarter 1994 acquisitions and improved results from its core portfolio of mature apartments and commercial properties also had a positive impact on first quarter results. For the Trust's 13,832 mature apartment units (57 communities) that have been owned since the beginning of 1993, occupancy increased 1.2% to 92.5% in the current quarter compared to 91.3% for the first quarter last year. Average rents at these properties grew by 3.0% and operating expenses increased approximately 5.5%, increasing the operating expense ratio 0.3% to 44.7%. As a result, net operating income from these apartment units increased 4.1% or $386,000. For the remaining 4,730 apartment units (19 communities), acquired by the Trust since January 1, 1993, occupancy averaged 91.1% and operating expenses at these properties were 44.9% of revenues during the 1994 quarter.

     For the first quarter, net operating income from commercial properties increased 7.6%, or $141,000, from the first quarter last year, primarily reflecting additional small tenant leases. Average occupancy increased 1.1% to 84.5% compared to the same quarter last year.

     During the first quarter, interest expense was approximately $742,000 higher than it was in the first quarter of 1993 ($4.7 million in 1994 versus $3.9 million 1993) as the Trust had more debt outstanding in 1994 than in 1993. At March 31, 1994, the Trust's total debt (mortgage and unsecured notes payable) was $260.7 million versus $209.7 million last year.

     For the first quarter of 1994, depreciation expense increased to $5.7 million versus $4.6 million in 1993, reflecting the portfolio expansion that has occurred during the past year.

     Management expects that the Trust's operating results for the second quarter of 1994 will show continued improvement when compared to the comparable period last year reflecting the continued positive impact of the 1993 and 1994 acquisitions and anticipated occupancy gains and rent growth. At the beginning of April, mature apartment occupancy was more than 2% higher than it was at the beginning of the year. Management believes that the Trust's operating results should improve further during the next few years for a number of factors including (i) the contribution of the large volume of units acquired since 1991 and expected to be acquired during the remainder of 1994 and (ii) improving apartment markets as a result of anticipated population and job growth in the Southeast and the lack of significant multi-family construction.

FINANCIAL CONDITION

     As a qualified REIT, the Trust distributes a substantial portion of its cash flow to its shareholders in the form of dividends. Consequently, new acquisitions, property renovations and expansions, major capital improvements and balloon debt payments are funded by a variety of primarily external sources including bank borrowings, the issuance of equity and debt in public and private transactions and, to a much lesser extent, property sales and mortgage financings.

     At the beginning of 1994, the Trust had approximately $5.8 million of cash and cash equivalents and $32.4 million of available and unused bank lines of credit. During the first quarter, the Trust expanded its bank lines of credit to $73.5 million, an increase of $12.5 million since December 31, 1993. On April 7, 1994, the Trust completed a $75 million public offering of 7 1/4% senior unsecured notes due April 1, 1999. The notes were priced at 99.833% to yield 7.29% to maturity. The net proceeds from the debt offering of approximately $74.3 million were utilized to repay, in full, outstanding bank debt and to fund subsequent apartment acquisitions.

     During the first quarter of 1994, the Trust acquired two apartment communities (648 units) at a total cost of approximately $25.8 million, all cash. On March 4, 1994, the Trust acquired a 302 unit garden and townhouse community in Raleigh, North Carolina that was purchased for $13.8 million ($45,400 per unit). On March 10, 1994, the Trust acquired a 346 unit garden community in Tampa, Florida for $12.0 million ($34,700 per unit).

     At the beginning of April, the Trust executed individual contracts to purchase a group of 28 apartment communities containing 5,882 units for approximately $188 million. All but one of the properties are located in the Southeast. Approximately two-thirds of the units are located in four markets: Baltimore, Charlotte, and Columbia and Greenville, South Carolina. The Trust is currently performing the due diligence necessary to determine whether to proceed with the acquisition. The due diligence period runs through June 1, 1994 during which time the Trust may terminate the contracts for any reason without penalty. If, after completing due diligence, the Trust elects to proceed with the purchase, it is expected that the transaction would close in July. If the transaction is consummated as planned, it is expected to have an immediate positive impact on the Trust's operating results.

     In April, 1993, the Trust engaged outside property management for most of its shopping centers properties following the decision to exit the commercial property business. Although no formal plan has been adopted, management intends to offer the Trust's seven Richmond, Virginia shopping centers for sale sometime during the remainder of 1994. Management has committed to developing alternative strategies that will enable the Trust to dispose of most of these properties over the next few years.

     The Trust's liquidity and capital resources are believed to be more than adequate to meet its cash requirements for the foreseeable future.

                       UNITED DOMINION REALTY TRUST, INC.
                                   Form 10-Q
                          Quarter Ended March 31, 1994

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) The exhibits listed on the accompanying index to exhibits are filed as part of this quarterly report.

     (b)  Reports on Form 8-K

          (i) A Form 8-K dated December 22, 1993 was filed with the Securities and Exchange Commission on December 22, 1993 as subsequently amended by Form 8-K/A filed on February 18, 1994. The filing reported the acquisition of certain properties which in the aggregate were deemed to be significant. The financial statements filed as part of this report are the statements of rental operations of the Village at Old Tampa Bay Apartments, Peppertree Apartments and Beechwood Apartments.

          (ii) A Form 8-K dated December 22, 1993, was filed with the Securities and Exchange Commission on December 22, 1993 as subsequently amended by Form 8-K/A filed January 20, 1994.
               The filing reported the acquisition of Beechwood Apartments in Greensboro, North Carolina on December 22, 1993 which was inadvertently omitted.

         (iii) A Form 8-K dated December 31, 1993 was filed with the Securities and Exchange Commission on December 31, 1993 as subsequently amended by Form 8-K/A filed on March 3, 1994. The filing reported the acquisition of a certain property which in the aggregate was deemed to be significant. The financial statement filed as part of this report is the statements of rental operations of Riverwind Apartments.

                    UNITED DOMINION REALTY TRUST, INC.

                FORM 10-Q FOR QUARTER ENDED MARCH 31, 1994

                               EXHIBIT INDEX

                                 Item 6(a)


     References to pages under the caption "Location" are to be sequentially numbered pages of the manually signed original of this Form 10-Q, and references to exhibits, forms or other filings indicate that the exhibit, form or other filing referred to has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated herein by reference.

Exhibit        Description                            Location

3(a)(i)        Restated Articles of Incorporation      Exhibit 3 to the
                                                       Trust's Quarterly
                                                       Report on Form 10-Q
                                                       for the quarter
                                                       ended June 30, 1992.


3(a)(ii)       Amendment to Articles of                Exhibit 6(a)(i) to
               Incorporation                           the Trust's Form 8-A
                                                       Registration
                                                       Statement.

3(b)           By-Laws                                 Exhibit 4(c) to the
                                                       Trust's Form S-3
                                                       Registration
                                                       Statement
                                                       (Registration No.
                                                       33-44743) filed with
                                                       the Commission on
                                                       December 31, 1991.

4(i)           Specimen Common Stock                   Exhibit 4(i) to the
               Certificate                             Trust's Annual
                                                       Report on Form 10-K
                                                       for the year ended
                                                       December 31, 1993.

4(ii)(a)       Loan Agreement dated as of              Exhibit 6(c)(l) to the
               Trust's Form  November 7, 1991,         8-A Registration
               between the Trust and Aid               Statement
               Association for Lutherans

4(ii)(b)       Loan Agreement dated as of              Exhibit 6(c)(2) to the
               November 14, 1991, between the          Trust's Form 8-A
               Trust and Signet Bank/Virginia          Registration Statement


4(ii)(c)       Note Purchase Agreement dated           Exhibit 6(c)(3) to the
               as of February 19, 1992, between        Trust's Form 8-A
               the Trust and Principal Mutual          Registration Statement
               Life Insurance Company

4(ii)(d)       Credit Agreement dated as of            Exhibit 6(c)(4) to the
               December 15, 1992, between the          Trust's Form 8-A
               Trust and Signet Bank/Virginia          Registration Statement

4(ii)(e)       Note Purchase Agreement dated           Exhibit 6(c)(5) to the
               as of January 15, 1993, between         Trust's Form 8-A
               the Trust and CIGNA Property            Registration Statement
               and Casualty Insurance Company,
               Connecticut General Life Insurance
               Company, Connecticut General Life
               Insurance Company, on behalf of
               one or more separate accounts,
               Insurance Company of North
               America, Principal Mutual Life
               Insurance Company and Aid
               Association for Lutherans

4 (ii)(f)(1)   Indenture dated as of April 1, 1994,    Filed herewith
               between the Trust and NationsBank of
               Virginia, N.A.. as Trustee

4 (ii)(f)(2)   Resolution of the Board of Directors    Filed herewith
               of the Trust establishing terms of
               7 1/4% Notes due April 1, 1999

4 (ii)(f)(3)   Form of 7 1/4 Note due April 1, 1999    File herewith

                       UNITED DOMINION REALTY TRUST, INC.

                                   Form 10-Q

                          Quarter Ended March 31, 1994

                                   SIGNATURES


Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              UNITED DOMINION REALTY TRUST, INC.


Date:           May 13, 1994            /s/ James Dolphin
                                        James Dolphin, Senior Vice President
                                        Chief Financial Officer




Date:           May 13, 1994            /s/ Jerry A. Davis
                                       Jerry A. Davis, Vice President
                                       Corporate Controller