Form 10-Q
period 1994-06-30
UNITED DOMINION REALTY TRUST INC
filed 1994-08-12
CIK 74208

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1994

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
                              Yes     x                   No

Indicate the number of shares outstanding of each of the issuer's class of common stock as the latest practicable date.

         Class                                Outstanding at August 3, 1994

Common Stock, $1 par value                              50,214,440

                                  UNITED DOMINION REALTY TRUST, INC.

                                            BALANCE SHEETS
                                             (unaudited)
                                  (in thousands, except share data)


                                                                      June 30,             December 31,
                                                                        1994                   1993
Assets

Real estate owned (Note 7):
  Apartments                                                          $ 604,436             $ 503,226
  Shopping centers                                                       74,614                74,404
  Office and industrial buildings                                         4,595                 4,583
                                                                        683,645               582,213

  Less accumulated depreciation                                         103,464                91,444
                                                                        580,181               490,769
Cash and cash equivalents                                                85,994                 5,773
Other assets                                                             16,252                 9,298

                                                                      $ 682,427             $ 505,840



Liabilities and Shareholders' Equity

Mortgage notes payable                                                $  95,834             $  72,862
Notes payable                                                           202,761               156,558
Accounts payable, accrued expenses
  and other liabilities                                                  15,622                 9,169
Distributions payable to shareholders                                     9,744                 7,288
                                                                        323,961               245,877
Shareholders' equity (Note 5):
  Common stock, $1 par value;
    100,000,000 shares authorized
    49,723,912 shares issued and
    outstanding (41,653,097 in 1993)                                     49,724                41,653
  Preferred stock, 25,000,000 shares authorized,
    no shares outstanding                                                    --                    --
  Additional paid-in capital                                            403,109               302,486
  Notes receivable from officer shareholders                             (4,090)               (4,384)
  Distributions in excess of net income                                 (90,277)              (79,792)
    Total shareholders' equity                                          358,466               259,963

                                                                      $ 682,427             $ 505,840


                               UNITED DOMINION REALTY TRUST, INC.

                                    STATEMENTS OF OPERATIONS
                                          (unaudited)
                             (in thousands, except per share data)


                                             Three Months Ended            Six Months Ended
                                                    June 30,                   June 30,
                                            1994           1993          1994           1993
Income:
  Property operations:
       Rental income                       $29,673        $21,736       $56,379        $41,918
       Rental expenses                      12,438          9,042        23,823         17,213
       Depreciation of real estate owned     6,313          4,904        12,020          9,516
                                            10,922          7,790        20,536         15,189
  Interest and other income                    272             56           386            112
                                            11,194          7,846        20,922         15,301

Expenses:
  Interest                                   5,820          4,471        10,474          8,387
  General and administrative (Note 6)        1,122            905         2,595          1,728
  Other depreciation and amortization          185            131           371            258
                                             7,127          5,507        13,440         10,373

Income before gains (losses) on invest-
  ments and extraordinary item               4,067          2,339         7,482          4,928
Loss on sale of investment                      --            (89)           --            (89)
Income before extraordinary item             4,067          2,250         7,482          4,839
Extraordinary item - early
  extinguishment of debt (Note 9)              (89)            --           (89)            --
Net income                                 $ 3,978        $ 2,250      $  7,393       $  4,839


Net income per share:
  Before extraordinary item                $   .09        $   .06     $     .18       $    .14
  Extraordinary item                            --             --            --             --
                                           $   .09        $   .06     $     .18       $    .14

Dividends declared per share               $  .195        $  .175     $    .390       $   .350

Weighted average number of
  shares outstanding                        42,508         35,343        42,100         35,328

                                  UNITED DOMINION REALTY TRUST, INC.

                                       STATEMENTS OF CASH FLOWS
                                             (unaudited)
                                            (in thousands)
                                                                                  Six Months Ended
                                                                                       June 30,
                                                                                 1994           1993
OPERATING ACTIVITIES:
  Net income                                                                  $  7,393        $ 4,839
  Adjustments to reconcile net income to
    net cash provided by operating activities:
       Loss on sale of investment                                                   --             89
       Extraordinary item                                                           89             --
       Depreciation and amortization                                            12,398          9,777
       Adoption of SFAS No. 112 "Employers' Accounting
         for Postemployment Benefits (Note 6)                                      450             --
       Changes in operating assets and liabilities:
         Decrease in rents and other receivables                                    57            290
         Increase in accounts payable and accrued expenses                       5,995          4,047
         Increase in prepaid expenses and other assets                            (863)             9
  Net cash provided by operating activities                                     25,519         19,051

INVESTING ACTIVITIES:
  Acquisitions of real estate, net of debt assumed                             (86,910)       (46,187)
  Capital expenditures                                                          (7,441)        (2,880)
  Sale of investment, net of mortgage note receivable                               --             69
  Purchase of mortgage note receivable                                              --         (1,879)
  Collection of mortgage notes receivable                                          100             13
  Net cash used in investing activities                                        (94,251)       (50,864)

FINANCING ACTIVITIES:
  Net proceeds from issuance of shares                                         108,989            590
  Increase in mortgages and notes payable                                      102,855         52,000
  Net repayments under bank lines of credit                                    (28,650)        (1,400)
  Cash distributions paid to shareholders                                      (15,423)       (12,008)
  Scheduled mortgage principal payments                                           (671)          (367)
  Payments on notes and non-scheduled
    mortgage principal payments                                                (18,147)        (2,602)
  Net cash provided by financing activities                                    148,953         36,213

Net increase in cash and cash equivalents                                       80,221          4,400
Cash and cash equivalents, beginning of period                                   5,773          1,105

Cash and cash equivalents, end of period                                     $  85,994       $  5,505

                              UNITED DOMINION REALTY TRUST, INC.

                             STATEMENTS OF SHAREHOLDERS' EQUITY
                                 SIX MONTHS ENDED JUNE 30, 1994
                                          (unaudited)
                       (in thousands, except share and per share amounts)


                              Common Stock, $1 Par Value              Additional     Receivable     Distributions  Total
                              Number                     Preferred    Paid-in       from Officer    in Excess of   Shareholders
                              of Shares(a)   Amount        Stock(a)   Capital       Shareholders     Net Income    Equity


Balance at December 31,       41,653,097     41,653          -        302,486        (4,384)        (79,792)        259,963
 1993

Shares issued in public
 offering                      8,000,000      8,000          -         99,862                                        107,862

Exercise of Share Options         51,688         52          -            502                                            554

Shares purchased by
 officers, net of
 repayments                                                  -                           294                             294

Shares issued through
 dividend reinvestment
 program                          19,127         19          -            259                                            278

Net income for the six
 months                                                      -                                         7,393           7,393

Distributions declared
 ($.39 per share)                                                                                    (17,878)        (17,878)

Balance at June 30, 1994      49,723,912     49,724                   403,109          (4,090)       (90,277)        358,466

(a) See Notes 4 and 5 to Financial Statements.

                       UNITED DOMINION REALTY TRUST, INC.

                         Notes to Financial Statements
                                 June 30, 1994
                                  (Unaudited)


(1) The financial information furnished reflects all adjustments which are necessary for a fair presentation of financial position at June 30, 1994 and the results of operations for the interim periods ended June 30, 1994 and 1993. These adjustments are of a normal and recurring nature. Such interim results are not necessarily indicative of the results that can be expected for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related notes appearing in the Trust's 1993 Annual Report.

(2) Certain previously reported amounts have been reclassified to conform with the current financial statement presentation.

(3) On April 7, 1994, the Trust issued $75 million of 7 1/4% senior unsecured notes due April 1, 1999. The net proceeds of $74.3 million were used to repay, in full, then existing bank debt and to fund subsequent apartment acquisitions.

(4) In June, 1994, the Trust completed a public offering of 8,000,000 shares of common stock at $14.25 per share. In July, 1994, the underwriters exercised their over-allotment option and purchased an additional 479,400 shares. Net proceeds of the offering after deducting underwriting commissions and direct offering costs aggregated approximately $114 million, of which approximately $17.9 million was used to curtail then existing bank debt. The remaining net proceeds were temporarily invested in short-term money market investments and were subsequently used to purchase additional apartment properties.

(5) On May 10, 1994, the Shareholders (i) approved an increase in the number of authorized shares of Common Stock to 100 million shares and (ii) authorized a new class of 25 million shares of Preferred Stock.

(6) At the beginning of 1994, the Trust adopted the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of this accounting change was to decrease net income by $450,000 or $.01 per share for the first quarter of 1994. This change is included in the caption "general and administrative" expense in the Trust's income statement.

(7) A summary of the Trust's apartment acquisitions that have been made during the six months ended June 30, 1994 is as follows:

                                                                          Acquisition
                Date             Number                                      Cost
              Acquired          of Units           Location              (in millions)
              3/04/94            302              Raleigh, NC                $13.8
              3/10/94            346              Tampa, FL                   12.0
              4/08/94            240              Macon, GA                    8.5
              4/14/94            360              Orlando, FL                 12.5
              4/15/94            244              Tampa, FL                    5.9
              5/17/94            576              Raleigh, NC                 24.8
              6/08/94            272              Griffin, GA                  9.0
              6/30/94            256              Sanford, FL                  7.3

                               2,596                                         $93.8

(8) On July 1, 1994, the Trust closed on 21 apartment communities included in a 25 property portfolio that had been under contract since April 1, 1994. The 21 communities contain 4,390 units and were purchased for $142.1 million, excluding closing costs, from partnerships affiliated with Clover Financial Corporation, a New Jersey Corporation. The 21 apartment communities were located in Alabama (2), Delaware (2), Florida
       (1), Georgia (1), Maryland (2), North Carolina (4), South Carolina (7) and Virginia (2). The four remaining apartment properties, two in Maryland and two in South Carolina, contain 780 units and are scheduled to be acquired on or about August 16, 1994 for $20.7 million, excluding closing costs.

(9) During the second quarter 1994, the Trust refunded $3 million of tax-exempt bonds. As a result of this transaction, the Trust recognized an extraordinary loss representing unamortized financing costs related to the original bond issue.

                       UNITED DOMINION REALTY TRUST, INC.
                                   Form 10-Q
                          Quarter Ended June 30, 1994

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

RESULTS OF OPERATIONS
       For the second quarter of 1994, the Trust reported increases over the comparable 1993 quarter in rental income, income from property operations, net income, and funds from operations. Second quarter 1994 rental income was $29.7 million compared to $21.7 million in the second quarter of 1993, an increase of $8.0 million or 36.5%. Income from property operations excluding depreciation, increased from $12.7 million to $17.2 million, an increase of $4.5 million or 35.8%. Net income for the second quarter totaled $4.0 million which was $1.7 million or 76.8%, greater than the $2.3 million reported in last year's second quarter. On a per share basis, net income increased from $.06 for the second quarter of 1993 to $.09 in the second quarter of 1994. Funds from operations increased 43.3% from $7.4 million last year to $10.6 million in the current year's second quarter.

       The Trust's 1993 acquisitions made the largest contribution to the reported increases. The Trust's 1994 acquisitions and improved results from its core portfolio of mature apartments also had a positive impact on second quarter results. For the Trust's 13,832 mature apartment units (57 complexes) that have been owned since the beginning of 1993, occupancy was 94.2% in the current quarter compared to 91.8% for the second quarter last year. Average rents at these properties grew by 3.1%, operating expenses increased approximately 3.1% and the operating expense ratio decreased 1.1% to 44.0%. As a result, net operating income from these apartment units increased 7.7% or $736,000. For the remaining 6,678 apartment units (25 complexes), acquired by the Trust since January 1, 1993, occupancy averaged 93.4% during the second quarter and their operating expense ratio was 43.1%. Operations at these recently acquired apartment properties had a significant positive impact upon reported second quarter results.

       For the second quarter, net operating income from commercial properties increased $10,000 from the second quarter last year.

       During the second quarter, interest expense was approximately $1.3 million higher than it was in the second quarter of 1993 as the Trust had significantly more debt outstanding on average in 1994 than in 1993. On a per share basis, interest expense increased $.01.

       For the second quarter of 1994, depreciation expense totaled $6.3 million versus $4.9 million for the second quarter of 1993. The increase of $1.4 million results almost exclusively from the portfolio expansion that has occurred during the last year.

       For the first six months of 1994, the Trust reported increases over the comparable 1993 period in rental income, income from property operations, net income and funds from operations. The majority of the reported increases were attributable to the Trust's apartment acquisitions since the beginning of 1993 and, to a lesser extent, stronger rental demand throughout the Trust's market region. The performance of the Trust's mature group of apartments contributed to the increases with occupancy at 93.4% in the current year compared to 91.5% for the first six months last year. Average rents at these properties grew by 3.0% and operating expenses increased approximately 5.4%, increasing the operating expense ratio .1% to 44.4%. Operating expenses were abnormally high during the first quarter of 1994 primarily as a result of the unusually harsh winter. Net operating income from these apartment units was up $958,000 or 5.0%. For the remaining 6,678 apartment units acquired by the Trust since the beginning of 1993, occupancy averaged 92.4% during the first six months of 1994 and operating expenses averaged 43.8% of revenues.

       For the first six months of 1994, net operating income from commercial properties increased 4.0%, or $151,000, from the first six months last year, reflecting primarily additional small tenant leases.

       Interest expense for 1994 increased by approximately $2.1 million reflecting the financing of approximately $94 million of apartment acquisitions since January, 1994 with bank lines of credit, tax exempt bonds and $75 million of senior unsecured notes that were publicly sold in early April 1994. On a per share basis, interest expense increased $.01 in the first half of 1994 versus the first half of 1993.

       For the first half of 1994, depreciation expense totaled $12.0 million versus $9.5 million in 1993. The increase of $2.5 million reflects the portfolio expansion that has occurred during the past year.

       Management expects that the Trust's operating results for the remainder of 1994 will show continued improvement when compared to the comparable period last year as a result of the continued positive impact of the 1993 and 1994 acquisitions and anticipated occupancy gains and rent growth. Management believes that the Trust's operating results should continue to improve during the next few years due to certain factors including (i) the contribution of the large volume of units acquired since 1991 and expected to be acquired during the remainder of 1994, (ii) improving apartment markets reflecting anticipated population and job growth in the Southeast and (iii) the lack of significant multi-family construction.

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

       At the beginning of 1994, the Trust had approximately $5.8 million of cash and cash equivalents and $32.4 million of available and unused bank lines of credit. Since the beginning of the year, the Trust has expanded its bank lines of credit to $103.5 million, an increase of $42.5 million. On April 7, 1994, the Trust completed a $75 million public offering of 7 1/4% senior unsecured notes due April 1, 1999. The notes were priced at 99.833% to yield 7.29% to maturity. Net proceeds of the debt offering of $74.3 million were utilized to repay, in full, outstanding bank debt and to fund subsequent apartment acquisitions. In mid-June, 1994, the Trust completed a public offering of 8,000,000 shares of its common stock at $14.25 per share. In July, 1994, pursuant to the over-allotment option, the underwriters purchased an additional 479,400 shares, also at $14.25. Net proceeds of the offering, after deducting underwriting commissions and direct offering costs, aggregated approximately $114 million, of which approximately $17.9 million was used to curtail then existing bank debt. The remaining net proceeds were temporarily invested in short-term money market investments and were subsequently used to purchase additional apartment properties. At June 30, 1994, the Trust had $86.0 million of cash and cash equivalents and $78.5 million of available and unused bank lines of credit available to it. On July 1, in connection with a portfolio purchase discussed below, the Trust utilized $80 million of cash and $47 million of bank borrowings to acquire 21 apartment properties.

       During the second quarter of 1994, the Trust completed four separate tax-exempt bond financing transactions as follows: (i) Bonds totaling $5 million with a final maturity in 2024, a weighted average interest rate of 6.5% and a weighted average life of 15.17 years were placed on Forestbrook Apartments in Columbia, South Carolina, (ii) Bonds totaling $6.2 million with a final maturity in 2024, a weighted average interest rate of 6.56% and a weighted average life of 17.21 years were placed on Parkwood Court Apartments in Alexandria, Virginia, (iii) existing tax-exempt bonds on Lakeside North Apartments in Orlando, Florida, totaling $12.4 million were placed on an interim basis at 4.75% until the end of the year when they will become eligible for full refunding, and (iv) bonds totaling $3.0 million were refunded with new bonds totaling $3 million, with a final maturity in 2023, a weighted average interest rate of 6.56%, and a weighted average life of 16.36 years on Laurel Ridge Apartments in Roanoke, Virginia.

       During the second quarter of 1994, the Trust acquired six apartment communities (1,948 units) at a total cost of approximately $68 million. On April 8, 1994, the Trust acquired a 240 unit garden community in Macon, Georgia for $8.5 million ($35,400/unit), all cash. On April 14, 1994, the Trust acquired a 360 unit garden community in Orlando, Florida for $12.5 million ($34,700/unit) and approximately $12.4 million tax-exempt housing bonds encumbering the property. The bonds were subsequently placed on an interim basis and will be refunded in the fourth quarter 1994. On April 15, 1994, the Trust acquired a 244 unit garden and townhouse community in Tampa, Florida, for $5.9 million ($24,200/unit), all cash. On May 17, 1994, the Trust acquired a 576 unit garden community in Raleigh, North Carolina for $24.8 million ($43,100/unit), all cash. On June 8, 1994, the Trust acquired a 272 unit garden community in Griffin, Georgia, that was purchased for $9.0 million ($33,100/unit), all cash. On June 30, 1994, the Trust purchased a 256 unit garden community in Sanford, Florida, at a cost of $7.3 million ($28,500/unit), all cash.

       On July 1, 1994, the Trust closed on 21 of the 25 properties included in a portfolio which had been under contract since April 1, 1994. The 21 communities contain 4,390 units and were purchased for $143.7 million, including closing costs, from entities affiliated with Clover Financial Corporation, a New Jersey Corporation. The 21 apartment communities are located in Alabama (2), Delaware (2), Florida (1), Georgia (1), Maryland (2), North Carolina (4), South Carolina (7) and Virginia (2). There remaining properties, two in Maryland and two in South Carolina, are expected to close in mid-August, 1994.

       In April, 1993 the Trust engaged outside property management for most of its shopping center properties following the decision to exit the commercial property business. Management recently began to offer the Trust's Richmond, Virginia shopping centers for sale and anticipate that some or all of these centers will be sold during the remainder of 1994. The Trust will dispose of most of its commercial properties over the next few years.

       The Trust's liquidity and capital resources are believed to be more than adequate to meet its cash requirements for the foreseeable future.

                       UNITED DOMINION REALTY TRUST, INC.
                                   Form 10-Q
                          Quarter Ended June 30, 1994
                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
       On May 10, 1994, the Trust held its Annual Meeting of Shareholders. A total of 33,825,220 shares of common stock, representing 81.12% of the 41,700,885 shares outstanding and entitled to vote as of the record date (March 18, 1994) were represented in person or by proxy and constituted a quorum.

       At the meeting, nine (9) Directors were elected. Each Director will serve an approximate one (1) year term until the Trust's next Annual Meeting. The following persons were elected Directors with each receiving at least 33,489,090 shares, representing 80.31% of the total number of shares entitled to vote at the meeting and 99.0% of the shares voted: Jeff C. Bane, Robert P. Buford, R. Toms Dalton, Jr., James Dolphin, Barry M. Kornblau, John C. Lanford, John P. McCann, H. Franklin Minor, and C. Harmon Williams, Jr.

       The Employee Stock Purchase Plan was adopted by 32,442,353 shares, representing 78% of the total shares entitled to vote.

       The class or classes of 25,000,000 shares of Preferred Stock, issuable in series, the characteristics of which may be fixed by the Board of Directors, was approved by 21,152,608 shares, representing 51% of the total shares entitled to vote.

       The Articles of Incorporation of the Trust were amended to increase the number of authorized shares of Common Stock from 60,000,000 to 100,000,000 shares. The amendment was approved by 30,092,528 shares, representing 72% of the total shares entitled to vote.

                       UNITED DOMINION REALTY TRUST, INC.
                                   Form 10-Q
                          Quarter Ended June 30, 1994
                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
       (a) The exhibits listed on the accompanying index to exhibits are filed as part of this quarterly report.

       (b)     Reports on Form 8-K

              (i) A Form 8-K dated April 15, 1994 was filed with the Securities and Exchange Commission on April 28, 1994 as subsequently amended by Form 8-K/A filed on June 7, 1994. The filing reported the acquisition of certain properties which in the aggregate were deemed to be significant. The financial statements filed as part of this report are the statements of rental operations of The Shire Apartments, Lakewood Place Apartments, River Place Apartments, and Lakeside North Apartments.

              (ii) A Form 8-K dated May 17, 1994 was filed with the Securities and Exchange Commission on June 1, 1994 as subsequently amended by Form 8-K/A filed July 28, 1994. The filing reported the acquisition of a certain property which was deemed to be significant. The financial statements filed as part of this report are the statements of rental operations of Walnut Creek Apartments in Raleigh, North Carolina.

             (iii) A Form 8-K dated May 26, 1994 was filed with the Securities and Exchange Commission on May 26, 1994 as subsequently amended by Form 8-K/A No. 1 filed on June 7, 1994, Form 8-K/A No. 2 filed on June 16, 1994 and Form 8- K/A No. 3 filed on July 15, 1994. The filing reported the proposed acquisition of a portfolio of 25 apartment communities located primarily in the Southeast, in separate but related transactions from certain affiliates of Clover Financial Corporation. The proposed acquisition, in the aggregate, was deemed to be significant. The financial statements filed as part of this report are the combined audited statements of rental operations of 25 apartment communities.

              (iv) A Form 8-K dated July 18, 1994 was filed with the Securities and Exchange Commission on July 18, 1994. The filing reported the acquisition of a portfolio of 21 apartment communities which in the aggregate were deemed to be significant. The financial statements filed as part of this report are the combined audited statements of rental operations for the 21 apartment communities which were purchased on July 1, 1994 and the 4 apartment communities that will be purchased on August 16, 1994 which were filed with the Commission on Form 8-K dated May 26, 1994.

                       UNITED DOMINION REALTY TRUST, INC.

                   FORM 10-Q FOR QUARTER ENDED JUNE 30, 1994

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

3(a)(ii)      Amendment to Articles of                   Exhibit 6(a)(i) to the Trust's
              Incorporation                              Form 8-A Registration Statement.

3(b)          By-Laws                                    Exhibit 4(c) to the Trust's Form S-3
                                                         Registration Statement (Registration
                                                         No. 33-44743) filed with the
                                                         Commission on December 31, 1991.

4(i)          Specimen Common Stock                      Exhibit 4(i) to the Trust's Annual
              Certificate                                Report on Form 10-K for the
                                                         year ended December 31, 1993.

4(ii)(a)      Loan Agreement dated as of                 Exhibit 6(c)(1) to the Trust's
              November 7, 1994, between the              Form 8-A Registration Statement
              Trust and Aid Association for
              Lutherans

4(ii)(b)      Loan Agreement dated as of                 Exhibit 6(c)(2) to the Trust's
              November 14, 1991, between the             Form 8-A Registration Statement
              Trust and Signet Bank/Virginia

4(ii)(c)      Note Purchase Agreement dated              Exhibit 6(c)(3) to the Trust's
              as of February 19, 1992, between           Form the Trust and Principal Mutual
              Life Insurance Company                     8-A Registration Statement

4(ii)(d)      Credit Agreement dated as of               Exhibit 6(c)(4) to the Trust's
              December 15, 1992, between the             Form 8-A Registration Statement
              Trust and Signet Bank/Virginia

4(ii)(e)      Note Purchase Agreement dated              Exhibit 6(c)(5) to the Trust's
              as of January 15, 1993, between            Form 8-A Registration Statement
              the Trust and CIGNA Property and
              Casualty Insurance Company,
              Connecticut General Life Insurance
              Company, Connecticut General Life
              Insurance Company, on behalf of
              one or more separate accounts,
              Insurance Company of North America,
              Principal Mutual Life Insurance
              Company and Aid Association for
              Lutherans

4(ii)(f)(1)   Indenture dated as of April 1, 1994,       Exhibit 4(ii)(f)(1) to the Trust's
              between the Trust and NationsBank          Quarterly Report on Form 10-Q for
              of Virginia, N.A., as Trustee              the quarter ended March 31, 1994

4(ii)(f)(2)   Resolution of the Board of Directors       Exhibit 4(ii)(f)(2) to the Trust's
              of the Trust establishing terms of         Quarterly Report on Form 10-Q for
              7 1/4% Notes due April 1, 1999             the quarter ended March 31, 1994

4(ii)(f)(3)   Form S-3 of 7 1/4% Notes due               Exhibit 4(ii)(f)(3) to the Trust's
              April 1, 1994                              Quarterly Report on Form 10-Q for
                                                         the quarter ended March 31, 1994


                       UNITED DOMINION REALTY TRUST, INC.

                                   Form 10-Q

                          Quarter Ended June 30, 1994

                                   SIGNATURES


Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           UNITED DOMINION REALTY TRUST, INC.


Date:       August 12, 1994         /s/ James Dolphin
                                    James Dolphin, Senior Vice President
                                    Chief Financial Officer




Date:       August 12, 1994         /s/ Jerry A. Davis
                                    Jerry A. Davis
                                    Vice President & Corporate Controller


