Form 10-Q
period 1994-09-30
UNITED DOMINION REALTY TRUST INC
filed 1994-11-14
CIK 74208

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994

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
                           Yes     x              No

Indicate the number of shares outstanding of each of the issuer's class of common stock as the latest practicable date.

                Class                      Outstanding at November 3, 1994
      Common Stock, $1 par value                    50,210,640

                       UNITED DOMINION REALTY TRUST, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                       (in thousands, except share data)


                                           September 30,      December 31,
                                               1994              1993
Assets

Real estate owned (Note 5):
  Apartments                                 $ 865,803         $ 503,226
  Shopping centers                              74,384            74,404
  Office and industrial buildings                4,598             4,583
                                               944,785           582,213
  Less accumulated depreciation                111,387            91,444
                                               833,398           490,769
Cash and cash equivalents                       25,770             5,773
Other assets                                    12,689             9,298

                                             $ 871,857         $ 505,840



Liabilities and Shareholders' Equity

Mortgage notes payable                       $ 126,219         $  72,862
Notes payable (Note 3)                         356,195           156,558
Accounts payable, accrued expenses
  and other liabilities                         18,695             9,169
Distributions payable to shareholders            9,744             7,288
                                               510,853           245,877
Shareholders' equity (Note 4):
  Common stock, $1 par value;
    100,000,000 shares authorized,
    50,210,440 shares issued and
    outstanding (41,653,097 in 1993)            50,210            41,653
  Preferred stock, 25,000,000 shares
    authorized, no shares outstanding               --                --
  Additional paid-in capital                   408,976           302,486
  Notes receivable from officer shareholders    (4,089)           (4,384)
  Distributions in excess of net income        (94,093)          (79,792)
    Total shareholders' equity                 361,004           259,963

                                             $ 871,857         $ 505,840

                                      UNITED DOMINION REALTY TRUST, INC.

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (unaudited)
                                    (in thousands, except per share data)

                                                 Three Months Ended                   Nine Months Ended
                                                    September 30,                        September 30,
                                                1994             1993               1994              1993
Income
Property operations:
  Rental income                                $39,526           $22,683           $95,905            $64,601
  Property Expenses:
     Utilities                                   3,072             1,969             7,928              5,649
     Repairs and maintenance                     6,166             3,930            14,607              9,947
     Real estate taxes                           2,611             1,370             6,475              4,239
     Property management                         1,361               587             3,169              1,688
     Other operating expenses                    3,615             2,078             8,469              5,624
     Real estate depreciation                    8,016             4,920            20,035             14,436
                                                14,685             7,829            35,222             23,018
Interest and other income                          155               384               541                497
                                                14,840             8,213            35,763             23,515

Expenses
  Interest                                       7,510             4,295            17,984             12,681
  General and administrative (Note 6)            1,135               838             3,730              2,566
  Other depreciation and amortization              200               147               571                406
                                                 8,845             5,280            22,285             15,653

Income before gains (losses) on invest-
  ments and extraordinary item                   5,995             2,933            13,478              7,862
Loss on sale of investment                         (20)               --               (20)               (89)
Income before extraordinary item                 5,975             2,933            13,458              7,773
Extraordinary item - early
  extinguishment of debt                            --                --              (89)                 --
Net income                                     $ 5,975           $ 2,933          $ 13,369           $  7,773


Net income per share:
  Before extraordinary item                    $   .12          $    .07         $     .30          $     .21
  Extraordinary item                                --                --                --                 --
                                               $   .12          $    .07         $     .30          $     .21

Dividends declared per share                   $  .195           $  .175         $    .585          $    .525

Weighted average number of
  shares outstanding                            50,153            40,527            44,814             37,080

                             UNITED DOMINION REALTY TRUST, INC.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (unaudited)
                                       (in thousands)

                                                                   Nine Months Ended
                                                                      September 30,
                                                                  1994              1993
OPERATING ACTIVITIES:
  Net income                                                    $ 13,369           $ 7,773
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Loss on sale of investment                                      20                89
      Extraordinary item                                              89                --
      Depreciation and amortization                               20,613            14,851
      Adoption of SFAS No. 112 "Employers' Accounting
        for Postemployment Benefits (Note 7)                         450                --
      Changes in operating assets and liabilities:
        Decrease in rents and other receivables                        6               229
        Increase in accounts payable and accrued expenses          9,069             4,687
        Increase in prepaid expenses and other assets             (2,982)             (970)
  Net cash provided by operating activities                       40,634            26,659

INVESTING ACTIVITIES:
  Acquisitions of real estate, net of debt assumed              (308,678)          (77,062)
  Capital expenditures                                           (12,676)           (6,568)
  Sale of investment, net of mortgage note receivable              1,943                69
  Purchase of mortgage note receivable                                --            (1,907)
  Collection of mortgage notes receivable                            102                16
  Net cash used in investing activities                         (319,309)          (85,452)

FINANCING ACTIVITIES:
  Net proceeds from issuance of shares                           115,343            78,615
  Increase in mortgages and notes payable                        256,329            65,800
  Net repayments under bank lines of credit                      (28,650)          (28,500)
  Cash distributions paid to shareholders                        (25,214)          (19,261)
  Scheduled mortgage principal payments                             (948)             (622)
  Payments on notes and non-scheduled
    mortgage principal payments                                  (18,188)          (16,846)
  Net cash provided by financing activities                      298,672            79,186

Net increase in cash and cash equivalents                         19,997            20,393
Cash and cash equivalents, beginning of period                     5,773             1,105

Cash and cash equivalents, end of period                        $ 25,770           $21,498

                                                 UNITED DOMINION REALTY TRUST, INC.
                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                NINE MONTHS ENDED SEPTEMBER 30, 1994
                                                            (UNAUDITED)
                                         (In thousands, except share and per share amounts)



                                   Common Stock, $1 Par Value                Additional   Receivable  Distributions     Total
                                      Number                    Preferred     Paid-in    from Officer  in Excess of  Shareholders'
                                    of Shares(a)      Amount      Stock       Capital    Shareholders   Net Income       Equity
Balance at December 31, 1993         41,653,097       $41,653           -     $302,486       ($4,384)     ($79,792)      $259,963
Shares issued in public offering      8,479,400         8,479           -      105,721                                    114,200
Exercise of share options                50,285            50           -          403                                        453
Shares purchased by officers
  net of repayments                      (7,500)           (7)          -         (106)          295                          182
Shares issued through dividend
  reinvestment program                   35,155            35           -          472                                        507
Net income for the nine months                                          -                                   13,369         13,369
Distributions declared
($.585 per share)                                                       -                                  (27,670)       (27,670)
Balance at September 30, 1994        50,210,440       $50,210           -     $408,976       ($4,089)     ($94,093)      $361,004

(a) See Note 4 to Financial Statements

                            UNITED DOMINION REALTY TRUST, INC.

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    September 30, 1994
                                        (Unaudited)

1. The consolidated financial statements include the accounts of United Dominion Realty Trust (the "Trust") and its subsidiaries, all of which are wholly-owned subsidiaries. All significant inter-company accounts and
transactions have been eliminated in consolidation.   The financial
information furnished reflects all adjustments which are necessary for a fair presentation of financial position at September 30, 1994 and the results of operations for the interim periods ended September 30, 1994 and 1993. Such interim results are not necessarily indicative of the results that can be expected for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related notes appearing in the Trust's 1993 Annual Report.

2. Certain previously reported amounts have been reclassified to conform with the current financial statements presentation.

3. On April 7, 1994 the Trust issued $75 million of 7 1/4% Senior Notes due on April 1, 1999. Net proceeds of $74.3 million were used to repay then existing bank debt and to fund subsequent apartment acquisitions. On September 27, 1994, the Trust completed a $150 million public offering of 8 1/2% Senior Debentures due September 15, 2024. The Debentures include an investor put feature which grants the debentureholder a one time option to
redeem debentures at the end of 10 years.   Net proceeds  approximated $148.6
million and were used to repay, in full, then existing bank debt of $115.3 million and to help fund subsequent apartment acquisitions. At September 30, 1994, $16.8 million of the net proceeds were temporarily invested in short-term money market investments.

      During the third quarter, the Trust entered into two interest rate hedge transactions involving futures contracts with a total principal amount of $150 million to hedge against possible interest rate fluctuations during the period prior to the issuance of the $150 million Debentures. The net economic effect of these two transactions was to reduce the interest rate on the Debentures to 8.22% for 10 years. These contracts were terminated upon issuance of the Debentures. Gains from these contracts of $3.5 million, are deferred as an adjustment to the carrying amount of the debentures and will be amortized as a reduction of interest expense over the life of the debentures to the put date.

4. Near the end of June, 1994, the Trust completed a public offering of 8,479,400 shares of its common stock at $14.25 per share. Net proceeds of the offering after deducting underwriting commissions and direct offering costs aggregated approximately $114 million, of which approximately $17.9 million was used to repay then existing bank debt. The remaining net proceeds were temporarily invested in short-term money market investments and were subsequently used to purchase 22 apartment communities on June 30, 1994 and July 1, 1994.

5. During the third quarter of 1994, the Trust acquired 32 apartment communities containing 7,102 units at a total cost of $258.3 million, including closing costs. During the nine months ended September 30, 1994, the Trust acquired 40 apartment communities containing 9,698 units at a total cost of $352.5 million, including closing costs. In connection with these acquisitions, the Trust assumed $30.6 million in mortgage notes payable. These acquisitions include 25 properties (5,166 units) of a 26 property portfolio that the Trust acquired during the third quarter of 1994 for a total cost of $169.7 million, including closing costs. The final portfolio property contains 152 units and was acquired on November 1, 1994, for $2.3 million, excluding closing costs. The operating results of the portfolio properties are included in the Trust's consolidated results of operations from the date of acquisition. Unaudited pro forma condensed results of operations for the nine months ended September 30, 1994 and 1993, which assumes that the portfolio acquisition had occurred at the beginning of the period are as follows (in thousands, except per share amounts):

                                           Pro forma             Pro forma
                                      Nine Months Ended      Nine Months Ended
                                      September 30, 1994    September 30, 1993

Rental Income                              $110,304              $85,860
Property Expenses                            70,167               55,947
Income from property operations              40,137               29,913
Income before losses on investments
     and extraordinary item                  15,675               11,462
Net income                                   15,586               11,373
Net income per share                            .31                  .25

      The pro forma information presented is not necessarily indicative of actual results that would have been achieved had the portfolio acquisition occurred at the beginning of the year, nor is it intended to be a projection of future results.

6. At the beginning of 1994, the Trust adopted the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits". The cumulative effect of this accounting change was to decrease net income by $450,000 or $.01 per share for the first quarter of 1994. This change is included in the caption "general and administrative" expense in the Trust's income statement.

                             UNITED DOMINION REALTY TRUST, INC.
                                         Form 10-Q
                              Quarter Ended September 30, 1994


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

RESULTS OF OPERATIONS

     For the third quarter of 1994, the Trust reported increases over the comparable 1993 quarter in rental income, income from property operations, net income, and funds from operations. Third quarter 1994 rental income was $39.5 million compared to $22.7 million in the third quarter of 1993, an increase of $16.8 million or 74.0%. Income from property operations excluding depreciation, increased from $12.7 million to $22.7 million, an increase of $10.0 million or 78.7%. Net income for the third quarter totaled $6.0 million which was $3.0 million or 100%, greater than the $3.0 million reported in last year's third quarter. On a per share basis, net income increased from $.07 for the third quarter of 1993 to $.12 in the third quarter of 1994. Funds from operations increased 77.5% from $8.0 million last year to $14.2 million in the current year's third quarter.


     The Trust's 1994 acquisitions made the largest contribution to the reported increases. The Trust's 1993 acquisitions and improved results from its core portfolio of mature apartments also had a positive impact on third quarter results. For the 13,832 mature apartment units (57 complexes) that have been owned since the beginning of 1993, occupancy was 95.6% in the current quarter compared to 91.5% for the third quarter last year. Average rents at these properties grew by 3.0%, operating expenses increased 0.8% and the operating expense ratio decreased 3.0% to 44.1%. As a result, net operating income from these apartment units increased 13.6% or $1,264,000. For the remaining 13,715 apartment units (56 complexes), acquired by the Trust since January 1, 1993, occupancy averaged 93.1% during the third
quarter and their operating expense ratio was 42.9%.   During the third
quarter of 1994, average occupancy for all 27,547 units owned at September 30, 1994 was 94.3% and the operating expense ratio was 43.5% during the third quarter of 1994. During the third quarter of 1993, the 16,627 units then owned had average occupancy of 91.3% and an operating expense ratio of 46.7%.

     For the third quarter, net operating income from commercial properties increased $87,000 or 4.9% from the third quarter last year.

     During the third quarter, interest expense was approximately $3.2 million higher than it was in the third quarter of 1993 as the Trust had significantly more debt outstanding on average in 1994 than in 1993. On a per share basis, interest expense increased $.04.

     For the third quarter of 1994, depreciation expense totaled $8.0 million versus $4.9 million for the third quarter of 1993. The increase of $3.1 million results almost exclusively from the portfolio expansion that has occurred during the last year.

     For the first nine months of 1994, the Trust reported increases over the comparable 1993 period in rental income, income from property operations, net income and funds from operations. The majority of the reported increases were attributable to the contribution of those communities acquired since the beginning of 1993 and, to a lesser extent, stronger rental demand throughout the Trust's market region. The performance of the Trust's mature group of apartments contributed to the increases with occupancy at 94.1% in the current year compared to 91.5% for the first nine months last year. Average rents at these properties grew by 3.0% and operating expenses increased 4.0%, decreasing the operating expense ratio .9% to 44.3%. Net operating income from these apartment units was up $2,175,000 or 7.6%. For the remaining 13,715 apartment units acquired by the Trust since the beginning of 1993, occupancy averaged 92.8% during the first nine months of 1994 and operating expenses averaged 43.3% of revenues. Average occupancy for all 27,547 units owned at September 30, 1994 was 93.6% and the operating expense ratio was 43.9% for the first nine months of 1993, the 16,627 units then owned had average occupancy of 91.5% and an operating expense ratio of 44.9%.

     For the first nine months of 1994, net operating income from commercial properties increased $238,000, or 4.3% from the first nine months last year, reflecting primarily additional small tenant leases.

     Interest expense for 1994 increased by approximately $5.3 million reflecting the financing of approximately $238.5 million of apartment acquisitions since January, 1994 with bank lines of credit, tax-exempt bonds, $75 million of senior unsecured notes that were publicly sold in early April 1994, and $150 million of debentures that were publicly sold on September 27, 1994. On a per share basis, interest expense increased $.06 in the first nine months of 1994 versus the first nine months of 1993.

     For the first nine months of 1994, depreciation expense totaled $20.0 million versus $14.4 million in 1993. The increase of $5.6 million reflects the portfolio expansion that has occurred during the past year.

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

     At the beginning of 1994, the Trust had approximately $5.8 million of cash and cash equivalents and $32.4 million of available and unused bank lines of credit. Since the beginning of the year, the Trust has expanded its bank lines of credit to $103.5 million, an increase of $42.5 million. On April 7, 1994, the Trust completed a $75 million public offering of 7 1/4% senior unsecured notes due April 1, 1999. The notes were priced at 99.833%
to yield 7.29% to maturity. Net proceeds of the debt offering of $74.3 million were utilized to repay, in full, outstanding bank debt and to fund subsequent apartment acquisitions. Near the end of June, 1994, the Trust completed a public offering of 8,479,400 shares of its common stock at $14.25
per share.    Net proceeds of the offering, after deducting underwriting commissions and direct offering costs, aggregated approximately $114 million, of which approximately $17.9 million was used to curtail then existing bank debt. The remaining net proceeds were temporarily invested in short-term money market investments and were subsequently used to purchase a portfolio of apartment communities (See Note 5). On September 27, 1994, the Trust completed a $150 million public offering of 8 1/2% Debentures due September 15, 2024. The Debentures include an investor put feature which grants the debentureholder a one time option to redeem debentures at the end of 10 years. The Debentures were priced at 99.689% to yield 8.55% to maturity. During the quarter, the Trust executed two interest rate hedge transactions involving futures contracts which had the effect of reducing the interest rate on the debentures to 8.22% for ten years. Net proceeds of approximately $148.6 million were used to repay, in full, then existing bank debt of $115.3 million, with a weighted average interest rate of 5.43%, and to purchase an apartment community on September 30, 1994. The remaining net proceeds were temporarily invested in short-term money market instruments. At September 30, 1994, the Trust had $16.8 million of such temporary investments and $103.5 million of unused bank lines of credit available to it.

     During the first nine months of 1994, the Trust completed four separate tax-exempt bond financing transactions as follows: (i) bonds totaling $5 million with a final maturity in 2024, a weighted average interest rate of 6.5% and a weighted average life of 15.17 years were placed on Forestbrook Apartments in Columbia, South Carolina, (ii) bonds totaling $6.2 million with a final maturity in 2024, a weighted average interest rate of 6.56% and a weighted average life of 17.21 years were placed on Parkwood Court Apartments in Alexandria, Virginia, (iii) existing tax-exempt bonds on Lakeside North Apartments in Orlando, Florida, totaling $12.4 million were placed on an interim basis at 4.75% until the end of the year when they will become eligible for full refunding, and (iv) bonds totaling $3.0 million were refunded with new bonds totaling $3 million, with a final maturity in 2023, a weighted average interest rate of 6.56%, and a weighted average life of
16.36 years on Laurel Ridge Apartments in Roanoke, Virginia.

     During the third quarter, the Trust closed on 25 of the 26 properties included in a portfolio which had been under contract since April 1, 1994. The 25 communities contain 5,166 units and were purchased for $169.7 million, including closing costs, from entities affiliated with Clover Financial Corporation, a New Jersey Corporation. The 25 apartment communities are located in Alabama (2), Delaware (2), Florida (1), Georgia (1), Maryland (4), North Carolina (5), South Carolina (8) and Virginia (2). The remaining property, located in South Carolina was purchased on November 1, 1994 for $2.3 million, excluding closing costs, all cash. In addition to the portfolio properties, the Trust acquired seven additional apartment communities (1,936 units) at a total cost of approximately $84.4 million. On July 22, 1994, the Trust acquired a 228 unit garden community in Wilmington, North Carolina for $9.2 million ($40,400/unit), all cash. On July 22, 1994, the Trust acquired a 352 unit garden community in Jacksonville, Florida for $13.0 million ($36,900/unit) and approximately $12.5 million tax-exempt housing bonds encumbering the property. On August 11, 1994, the Trust acquired a 200 unit garden community in Ft. Myers, Florida, for $6.6 million ($33,000/unit), all cash. On August 19, 1994, the Trust acquired a 304 unit garden community in Columbia, South Carolina for $11.3 million ($37,200/unit) subject to a 7.125% first mortgage in the amount of $8.3 million. On September 1, 1994, the Trust acquired a 248 unit garden community in Naples, Florida, that was purchased for $9.1 million ($36,700/unit) subject to a 7 1/2% first mortgage in the amount of $5.1 million. On September 21, 1994, the Trust purchased a 352 unit garden community in Coral Springs, Florida, at a cost of $24.4 million ($69,300/unit), all cash. On September 30, 1994, the Trust acquired a 252 unit garden community in Miami Lakes, Florida that was purchased for $13.8 million ($54,800/unit), all cash.

     In April, 1993 the Trust engaged outside property management for most of its shopping center properties following management's decision to exit the commercial property business. Management recently began to offer certain of the Trust's shopping centers for sale and anticipates that some or all of these centers will be sold during the remainder of 1994 and early 1995. The Trust is committed to the disposition of most of its commercial properties over the next few years.

     The Trust's liquidity and capital resources are believed to be more than adequate to meet its cash requirements for the foreseeable future.

                            UNITED DOMINION REALTY TRUST, INC.

                                         Form 10-Q

                             Quarter Ended September 30, 1994

                                PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
     (a) The exhibits listed on the accompanying index to exhibits are filed as part of this quarterly report.

     (b)     Reports on Form 8-K

             (i) A Form 8-K dated July 1, 1994 was filed with the Securities and Exchange Commission on July 18, 1994. The filing reported the acquisition of 21 apartment communities included in a 25 property portfolio. (As previously reported on Form 8-K dated May 26, 1994 which was filed with the Securities and Exchange Commission on May 26, 1994 as subsequently amended by Form 8-K/A No. 1 filed on June 7, 1994, Form 8-K/A No. 2 filed on June 16, 1994 and Form 8-K/A No. 3 filed on July 15, 1994).

            (ii) A Form 8-K dated August 31, 1994 was filed with the Securities and Exchange Commission on August 31, 1994. The filing updated the the Pro Forma Financial Information to include operating results for the six months ended June 30, 1994. (As previously reported on Form 8-K dated May 26, 1994 which was filed with the Securities and Exchange Commission on May 26, 1994 as subsequently amended by Form 8-K/A No. 1 filed on June 7, 1994, Form 8-K/A No. 2 filed on June 16, 1994 and Form 8-K/A No. 3 filed on July 15, 1994 which included Pro Forma Financial Information for the three months ended March 31,
                  1994).

           (iii) A Form 8-K dated September 1, 1994 was filed with the Securities and Exchange Commission on September 16, 1994 as subsequently amended by Form 8-K/A filed November 14, 1994. The filing reported the acquisition of a certain property which was deemed to be significant. The financial statements filed as part of this report are the combined statements of rental operations of Griffin Crossing Apartments, Regatta Shores Apartments, Clear Run Apartments, Alexander Glen Apartments, Hampton Greene Apartments and Santa Barbara Landing Apartments.

            (iv) A Form 8-K dated October 14, 1994 was filed with the Securities and Exchange Commission on October 31, 1994. The filing reported the acquisition of certain properties which in the aggregate were deemed to be significant.

                 FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 1994

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


3(a)(ii)       Amendment to Articles of                Exhibit 6(a)(i) to the Trust's Form 8-A
               Incorporation                           Registration Statement.

3(b)           By-Laws                                 Exhibit 4(c) to  the Trust's  Form S-3
                                                       Registration Statement  (Registration No.
                                                       33-44743) filed with the Commission on December 31, 1991.

4(i)           Specimen Common Stock                   Exhibit 4(i) to the Trust's Annual
               Certificate                             Report on Form 10-K for the year ended December 31, 1993.

4(ii)(a)       Loan Agreement dated as of              Exhibit 6(c)(1) to the Trust's Form
               November 7, 1994, between the           8-A Registration Statement
               Trust and Aid Association for
               Lutherans

4(ii)(b)       Loan Agreement dated as of              Exhibit 6(c)(2) to the Trust's Form
               November 14, 1991, between the          8-A Registration Statement
               Trust and Signet Bank/Virginia

4(ii)(c)       Note Purchase Agreement dated           Exhibit 6(c)(3) to the Trust's Form
               as of February 19, 1992, between        8-A Registration Statement
               the Trust and Principal Mutual
               Life Insurance Company

4(ii)(d)       Credit Agreement dated as of            Exhibit 6(c)(4) to the Trust's Form
               December 15, 1992, between the          8-A Registration Statement
               Trust and Signet Bank/Virginia

4(ii)(e)       Note Purchase Agreement dated           Exhibit 6(c)(5) to the Trust's Form
               as of January 15, 1993, between         8-A Registration Statement
               the Trust and CIGNA Property and
               Casualty Insurance Company,
               Connecticut General Life Insurance
               Company, Connecticut General Life
               Insurance Company, on behalf of
               one or more separate accounts,
               Insurance Company of North America,
               Principal Mutual Life Insurance
               Company and Aid Association for
               Lutherans

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

4(ii)(f)(3)    Form of 7 1/4% Notes due                Exhibit 4(ii)(f)(3) to the Trust's
               April 1, 1999                           Quarterly Report on Form 10-Q for
                                                       the quarter ended March 31, 1994

4(ii)(f)(4)    Resolution of the Board of              Filed herewith
               the Trust establishing terms of
               8 1/2% Debentures due September
               15, 2024

4(ii)(f)(5)    Form of 8 1/2% Debentures               Filed herewith
               due September 15, 2024

                            UNITED DOMINION REALTY TRUST, INC.

                                         Form 10-Q

                             Quarter Ended September 30, 1994

                                        SIGNATURES


Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           UNITED DOMINION REALTY TRUST, INC.


Date:       November 14, 1994              /s/ James Dolphin
                                           James Dolphin, Senior Vice President
                                           Chief Financial Officer




Date:       November 14, 1994              /s/ Jerry A. Davis
                                           Jerry A. Davis
                                           Vice President & Corporate Controller