Form 10-K
UNITED DOMINION REALTY TRUST INC
filed 1995-03-31
CIK 74208

SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, DC 20549


                                            Form 10-K


     [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
                                      [FEE REQUIRED]

                       For the fiscal year ended December 31, 1994

                                            OR

     [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                                    [NO FEE REQUIRED]

                    For the transition period from _______ to _______

                              Commission file number 1-10524

                             United Dominion Realty Trust, Inc.
                 (Exact name of registrant as specified in its charter)

                        VIRGINIA                            54-0857512
           (State or other jurisdiction of               (I.R.S. employer
           incorporation or organization)                Identification No.)

 10 South Sixth Street Suite 203, Richmond, Virginia        23219-3802
     (Address of principal executive offices)               (Zip Code)

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

                                           None

    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Actof 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                 YES  X                                         NO ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statementsincorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of voting shares held by nonaffiliates of the registrant was approximately $700,000,000* as of March 24, 1995.

                                    51,730,984
     (Number of shares of common stock outstanding as of March 24, 1995)

    Part I and Part II incorporate certain information by reference from the registrant's 1994 Annual Report to Shareholders Part III incorporates certain information by reference from the definitive proxy statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 2, 1995.

* In determining this figure, the Trust has assumed that all of its officers and Directors, and persons known to the Trust to be beneficial owners of more than 5% of the Trust's shares, are affiliates. Such assumption should not be deemed to be conclusive for any other purpose. The aggregate market value has been computed with reference to the closing sales price reported by the Stock Exchange on March 24, 1995.


                                   Part I

Item 1.   Business

     United Dominion Realty Trust, Inc. (the "Trust"), a Virginia corporation, is a self-administered equity real estate investment trust ("REIT"), formed in 1972, whose business is devoted to one industry segment, the ownership and operation of income-producing real estate, primarily apartment communities in the Southeast. The Trust is a fully integrated real estate company with acquisition, construction and management capabilities. The Trust acquires, upgrades and operates its properties with the goals of maximizing its funds from operations ("FFO") (defined as income before gains [losses] on investments and extraordinary items adjusted for certain non-cash items, primarily real estate depreciation) and quarterly distributions to shareholders, while building equity primarily through real estate appreciation. Prior to 1991, the Trust's investment policy was to emphasize the acquisition of under-leased, under-managed, and/or under-maintained properties that could be physically or otherwise upgraded and could be acquired at significant discounts from replacement costs. At the beginning of 1991, changed economic conditions and the Trust's financial strength enabled it to embark on a major expansion of its apartment portfolio by taking advantage of unique buying opportunities resulting from the real estate credit crisis. This has enabled the Trust to (i) acquire more stable apartment properties having high occupancy levels and not requiring substantial renovation, and (ii) enter into new markets including the Baltimore/Washington area, central and south Florida, and Nashville and Memphis, Tennessee. During 1994, the Trust also made acquisitions for the first time in Delaware and Alabama. The properties have been acquired generally at significant discounts from replacement cost and at current yields believed to be attractive. The sellers have included financially distressed real estate limited partnerships, the RTC, the FDIC, lenders who had foreclosed and insurance companies seeking to reduce their real estate exposure. During the three years prior to 1994, the Trust purchased 36 apartment communities with 9,237 units for approximately $250 million. In 1994, the Trust purchased 47 apartment communities with 11,433 units for approximately $404 million. This includes 26 apartment communities with 5,318 units acquired in a portfolio purchase for $171 million, including closing costs. One of the portfolio properties containing 65 units at a cost of $1.6 million was subsequently resold. As of March 28, 1995, the Trust's portfolio of income-producing real estate consisted of 138 properties including 121 apartment complexes, 13 shopping centers, and 4 other properties. (See Item 2. "Properties".)

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

   The Trust manages its properties directly, rather than through outside property management firms. During 1994, the cost of internal property management of the Trust's apartment properties was approximately 3.5% of rents collected versus the 4-5% fee typically charged by independent fee management companies in the Trust's region. In determining its cost, the Trust considers all direct and indirect costs associated with the internal property management function.

   Near the end of 1992, management of the Trust determined that the Trust should devote substantially all of its resources to the apartment business. During 1994, the Trust sold one shopping center and as of March 28, 1995, the Trust was actively negotiating the sale of four shopping centers (Glen Lea, Hanover Village, Laburnum Park and Laburnum Square) in a single transaction. In addition, the Trust entered into separate and unrelated contracts to sell an industrial park, shopping center and vacant land at another shopping center for a total of $3.5 million. There is no assurance that these sales transactions will be consummated. Although no formal plans for divestiture have been made, the Trust plans to substantially liquidate its commercial properties as opportunities arise.

   A significant aspect of the Trust's investment strategy has been to concentrate its investments within the Southeast. The Trust currently owns properties in the seven coastal states from Delaware to Florida plus Tennessee and Alabama. This strategy of geographically focusing on one region, has enabled management to regularly inspect each property and to monitor developments in local real estate markets. Over the past few years, the Trust has entered several new markets within this region including, Washington, D.C.; Greensboro, North Carolina; Greenville/Spartanburg, South Carolina; Orlando, Tampa, Clearwater, Melbourne, Ft. Lauderdale/Miami, Florida; Baltimore, Maryland; Nashville and Memphis, Tennessee; Alabama; and Delaware. As of December 31, 1994, the Trust's real estate portfolio was geographically distributed as set forth in the table on the following page.

                                                         Number of             Percentage of Real
                                                     Properties Owned        Estate Owned at Cost
  Virginia (excludes Northern Virginia)
         Richmond                                           20                         11%
         Hampton Roads (1)                                   7                          4%
         Other                                               6                          1%
                                                            33                         16%
  North Carolina:
         Charlotte                                          12                          8%
         Raleigh/Durham                                      9                          9%
         Wilmington                                          4                          3%
         Other                                               8                          4%
                                                            33                         24%
  South Carolina:
         Columbia                                           11                          9%
         Greenville/Spartanburg                              7                          3%
         Other                                               4                          3%
                                                            22                         15%
  Florida:
         Tampa/Clearwater                                    7                          6%
         Orlando                                             6                          6%
         Miami/Fort Lauderdale                               4                          5%
         Other                                               4                          4%
                                                            21                         21%
  Tennessee:
         Nashville                                           3                          2%
         Memphis                                             3                          2%
         Other                                               1                          1%
                                                             7                          5%

  Georgia:
         Atlanta                                             5                          5%
         Other                                               2                          2%
                                                             7                          7%

  Baltimore/Washington
    (includes Northern Virginia):                           11                         10%

  Alabama:                                                   2                          1%

  Delaware:                                                  2                          1%

         Total                                             138                        100%

(1) Includes Virginia Beach, Hampton, Newport News, Portsmouth and Gloucester.

     As a qualified REIT, the Trust distributes a substantial portion of its cash flow to its shareholders in the form of dividends. Over the past several years, the Trust has sought to reduce its payout ratio
(the ratio of distributions declared per share to FFO per share) from above 90% to approximately 75%. For 1994, the dividend payout ratio was 73% compared to 84% for 1993 and 94% for 1992. For 1994, the Trust's cash flow from operating activities exceeded cash distributions to shareholders by approximately $19.5 million. The
Trust utilizes a variety of primarily external financing sources to fund new acquisitions, property renovations and expansions, major capital improvements and balloon debt payments. The Trust has frequently utilized its bank lines of credit to temporarily finance these expenditures and has subsequently replaced the short-term bank debt with longer term debt or equity.

   At the beginning of 1994, the Trust had approximately  $5.8 million of cash and cash equivalents  and $32.4 million  of available and unused bank lines of credit.  Since the beginning of the year, the  Trust has added one bank to its bank  lending group and  expanded its bank  lines of credit  to $103.5 million, an increase of $42.5 million. On April 7,
1994, the Trust completed  a $75 million  public offering of 7  1/4%
senior unsecured notes due April  1, 1999. The notes were  priced at
99.833%  to yield  7.29% to maturity.  Net proceeds of the debt offering of $74.3 million were utilized to repay, in full, outstanding bank  debt and to fund subsequent  apartment acquisitions. Near the  end of June,
1994, the Trust  completed a public offering of 8,479,400 shares of its common stock at $14.25 per  share.  Net proceeds  of the  offering, after deducting  underwriting commissions  and direct offering  costs, aggregated  approximately $114.2 million,  of which approximately  $17.9 million was used  to curtail then  existing bank debt. The remaining net proceeds were  temporarily invested in  short-term money market investments and were subsequently  used to purchase  a portfolio of apartment communities  on July 1, 1994. On September 27,  1994, the
Trust completed a $150 million public offering of 8 1/2% Debentures due
September 15, 2024. The Debentures include an investor put feature which grants the debentureholder a one  time option to  redeem debentures at the end of  10 years.  The  Debentures were priced at 99.689% to  yield
8.55% to maturity. During  the third  quarter,  the Trust  executed  two interest  rate  hedge transactions involving  futures contracts which had the  effect of reducing the  interest  rate on  the  debentures  to
8.22%  for  ten  years. These contracts were terminated at the time debentures were issued.  Net proceeds from the sale of the Debentures aggregated approximately $148.4 million and were used to repay,  in full,  then existing  bank debt of $115.3  million, and  to  purchase an  apartment community  on  September  30,  1994. The remaining net proceeds were temporarily invested in short-term money market instruments.

   During 1994, the Trust completed nine new tax-exempt multi-family housing bond financings or assumed such bond financings in connection with certain acquisitions in the aggregate amount of approximately $71 million ($12 million of which was defeased pending refunding). These bonds have maturities ranging from 2007 to 2024, a weighted average interest rate of 7.03% and a weighted average life of 23 years. In addition, bonds totaling $3 million were refunded with new bonds totaling $3 million, with a final maturity in 2023, a weighted average interest rate of 6.48% and a weighted average life of 29 years. Because a portion of the funds raised through these financing transactions was used to retire or replace debt, the Trust utilized 27% equity and 73% debt during the year to fund its apartment acquisition and improvement program. These funds had an estimated first year cost to the Trust of 8.0%.

     In the past, the Trust leveraged a portion of its real estate portfolio with fixed rate mortgage debt. As the Trust's capital base has broadened over the past several years primarily through its sale of Common Stock in seven of the last nine years, its financial strength and credit standing have improved. The Trust's senior debt is currently rated BBB+ by Standard & Poor's and Baal by Moody's. As a result of its investment grade debt ratings, alternate forms of debt having a lower cost than traditional mortgage financing have become available. Management anticipates that the Trust will continue to retire its higher rate mortgage debt when it can be replaced with lower cost debt or equity. As of March, 1995, 105 properties and phases of several other properties are unencumbered by mortgage debt. The unencumbered properties have a total cost of approximately $750 million.

    At December  31, 1994, the  Trust had $70 million  of revolving credit facilities  with four commercial banks. These credit agreements currently expire  in June,  1995  and  1996, but  are  renewable annually  by  mutual agreement  between the Trust and each bank.
Borrowings bear interest from LIBOR + 5/8% to the respective bank's prime rate, depending  on the Trust's debt levels as defined in the respective agreements.  At December 31, 1994, the Trust also  had $33.5 million  of additional available lines  of credit with  three commercial
banks at  rates at or  below the  respective bank's prime  rate.   The
Trust  will  seek  to  further  expand  these  credit arrangements during 1995. At  December 31,  1994, the  Trust had  $14.15 million of borrowings outstanding under the revolving credit facilities and no borrowings outstanding under its lines of credit.

     At the end of 1994, the apartment portion of the Trust's portfolio included 120 complexes having a total of 29,282 units and constituting 92% of the Trust's real estate owned, at cost. During
1994, the Trust acquired 46 apartment complexes (net of one resold), having a total of 11,368 units, a 63.5% increase in the number of units owned. During 1994, 1993, and 1992, apartments provided approximately
93%,  89% and 85%  respectively, of  the Trust's rental income. The
Trust's apartments consist primarily of upper middle to moderate income complexes which make up the broadest segment of the apartment market.
Management believes that well located apartments offer the Trust a good combination of current income and longer term equity growth.
Although there is no known move toward rent control in any of the markets in which the Trust now owns apartments, should rent control legislation be enacted, the Trust's ability to raise rents to cover increases in operating expenses might be impaired.
While the Trust has been largely unaffected by announced military cutbacks and base closures, the effect of future defense cuts on the Trust's region is unknown. As the Trust has expanded beyond Virginia and North Carolina, it has attempted to avoid markets where the exposure to reduced defense spending in believed to be high. The Trust has one property, Indian Hills in Anniston, Alabama, which caters to Fort
McClellan which was included in the list of military base closings announced by the Defense Department in February, 1995.

     Management expects the Trust's apartment business to continue to be strong during the next two to three years. While vigorous single-family home buying due to low mortgage rates, lower required down payments and increased consumer confidence had a moderating effect on the Trust's occupancy levels during 1993, apartment markets in the Trust region in 1994 generally benefitted from the combination of three years of job growth which resulted in strong growth in the number of renter households and only modest apartment construction.
Management believes that demand for apartments within the Southeast will remain strong because the Trust's apartment occupancy approached 95% at the beginning of 1995, it is anticipated that the Trust will benefit more from higher rent growth in 1995 and 1996 than from occupancy gains.

     The volume of new apartment construction (as measured by permits) has been historically low during the past three years both nationally and in the Southeast. Apartment construction is projected to remain at moderate levels in 1995, partly because there will be fewer tax credit units started and partly because of the higher cost of financing.
Factors such as high impact fees and increasing material prices, including lumber, make new apartment development and construction expensive. With few new apartments coming into the market in 1995 and a steady job growth in the Southeast region, management expects steady rent growth for the properties currently owned by the Trust in 1995.

     The Trust has increased the number of apartments owned by 112% over the past two years not only because the outlook for apartment markets has been strong due to job growth and minimal apartment construction in the Southeast, but also because of several factors that have created an environment conducive to making attractive apartment acquisitions:

     - Distressed properties requiring rehabilitation and/or repositioning in the market have continued to be offered for sale due to financially weak owners and too much debt.
          Prior to the 1986 Tax Reform Act, many apartments were over-financed by syndication groups and limited partnerships in order to maximize tax write-offs. With too much debt and not enough growth in occupancy and rents, these apartments needed an infusion of capital in order to be properly operated and maintained. However, there was no incentive for their owners to invest additional capital because their original inducement, tax benefits, was no longer available. Consequently, many of these properties were placed in bankruptcy, were taken back by the lender to be resold, or have been sold by the owning syndicate and/or limited partnership.

     - There has been a transfer of apartment ownership from individual investors to institutional owners, primarily apartment REIT's and pension funds which has created an adequate supply of both single property and apartment portfolios for sale. To avoid having to sell their property, some owners have considered taking their apartment portfolios public as new REIT's. However, an uncertain market for initial public offerings makes it difficult to pursue this alternative to selling. This uncertainty with initial public offering will continue to supply the market with acquisition opportunities.

     These factors have led to a larger supply of apartments on the market for sale over the past few years at a time when the Trust's cost of funds has been at or near historical lows. The competition for apartment acquisitions has driven prices higher over the past few years. However, the Trust has been able to locate suitable apartment properties at acceptable prices within its region.
Apartment acquisitions will continue to play an important role in the Trust's 1995 operation assuming the continued supply of apartment product and the availability of investment capital at acceptable costs. Management believes that apartments will outperform other areas of investment real estate over the long term.

    It is widely believed by those who closely follow the industry that the next few years will be a period of consolidation for REITs.
Until a few years ago, United Dominion was the only major publicly held
REIT focusing almost exclusively on apartment investments. Since then a number of new multifamily REITs have been formed. According to the National Assocation of Real Estate Investment Trusts (NAREIT), there were 34 apartment REITs as of February 28, 1995. Many of these came to market at initial stock prices higher than their current stock price and/or with debt involving material refinancing risks. As a result, some of these REITs are in need of capital but are either unable to access the capital markets or the cost of accessing additional capital is too high. Under pressure from their institutional shareholders, these REITs may be forced to seek to be acquired by larger, better capitalized REITs with access to the capital markets, such as the Trust. If consolidation occurs (and management believes that it will) then the Trust expects to participate in the process as an acquirer of other apartment REITs when such transactions are accretive to FFO earnings and can enhance dividend growth and shareholder value.

     At December 31, 1994, commercial properties, primarily shopping centers, constituted the remaining 8% of the Trust's real estate owned at cost. During 1994, 1993, and 1992, commercial properties provided 7%, 11%, and 15%, respectively, of the Trust's rental income. The commercial portfolio has become and will continue to become a less material portion of the total portfolio.

     Currently, shopping  centers are overbuilt  in the  Southeast.
Additionally, major tenant changes over the last few years from leveraged buy-outs, recapitalization, and bankruptcies have made the shopping center business more volatile. The occupancy of the Trust's eighteen commercial properties was 83% in 1994, however, net operating income increased 3% as vacancies at larger spaces were offset during the year by the steady absorption of smaller tenant space at higher rents.

     In most of the Trust's markets, the competition for tenants among properties is very intense. Some competing properties are larger and/or newer than the Trust's properties and offer features for prospective tenants not offered by properties owned by the Trust. The competitive situation of each property varies and intensifies as additional properties are constructed.

     The Trust expects to continue to aggressively acquire additional apartment properties within the Southeast during 1995. When it is in the market for new acquisitions, the Trust competes with numerous other investors, including REITs, individuals, partnerships, corporations, pension funds, syndicators, insurance companies, foreign investors, and other real estate entities.
Management believes that the Trust, in general, is well positioned in terms of economic and other resources to compete effectively. Even though the Trust has certain advantages over some of its competitors because of its substantial presence in the region and its access to capital, some competing investors are larger than the Trust in terms of assets and other investment resources and may have a competitive advantage.

     To date, compliance with Federal, State, and local environmental protection regulations has not had a material effect upon the capital expenditures, earnings, or competitive position of the Trust. However, over the past few years, there have been increasing concerns raised regarding the presence of asbestos and other hazardous materials in existing real estate properties. In response to this, on March 1, 1991, the Trust adopted a property management plan for hazardous materials. As part of the plan, Phase I environmental site investigation and reports have been completed for each property owned by the Trust and not previously inspected. In addition, all proposed acquisitions are inspected prior to acquisition. In general, within the Trust's region, owners of property for sale have been required by purchasers to remove or control asbestos and other environmental hazards prior to the transfer of the property. Consequently, when the Trust sells properties in the future, management anticipates that the Trust will similarly be required to remove or control such hazards, if any. In some cases, the Trust has abandoned otherwise economically attractive acquisitions because the costs of removal or control have been prohibitive and/or the Trust has been unwilling to accept the potential risks involved.
Management believes that thorough professional environmental inspections and testing for asbestos and other hazardous materials, coupled with a conservative posture toward accepting known risk, the Trust can minimize its exposure to potential liability associated with environmental hazards. The Trust is not aware of any environmental hazards on or in its properties which individually or in the aggregate may have a material adverse impact on its operations or financial position. To the best of its knowledge, the Trust is in compliance with all applicable environmental rules and regulations.

Item 2. Properties

 The  table  below  sets  forth  a  summary  of  the Trust's portfolio of rental
 properties owned at December 31,  1994.   See also Notes 1 and 2  to  Financial
 Statements and Schedule III - Summary of Real Estate Owned.

                                                          NO. OF UNITS      LAND                    HISTORICAL
                                             YEAR          OR SQUARE       AREA IN                     COST      ENCUMBRANCES
                                           ACQUIRED          FOOTAGE        ACRES   OCCUPANCY        ($000's)      ($000's)
APARTMENTS
  2131 Apartments/Nashville, TN              1992              401          24.0       97%           $11,415        $   --
  Alafaya Woods/Orlando, FL                  1994              296          20.0       90%            10,712            --
  Alexander Glen/Charlotte, NC               1994              148          15.3       93%             7,195         5,532
  Azalea/Richmond, VA                        1984              156          11.7       93%             3,918            --
  Bay Cove/Clearwater, FL                    1992              336          22.0       93%            10,586            --
  Bayberry Commons/Portsmouth, VA            1988              192          13.6       94%             4,978            --
  Beechwood/Greensboro, NC                   1993              208          21.0       97%             7,645            --
  Braeland Commons/Columbia, MD              1992              172           8.7       99%             8,856         5,030
  Bramblewood/Goldsboro, NC                  1984              188          17.7       98%             4,427           705
  Brantley Pines/Fort Myers, FL              1994              200          20.0       98%             6,807            --
  Briar Club/Memphis, TN                     1994              272          12.0       98%             8,282            --
  Brynn Marr/Jacksonville, NC                1984              196          20.0       92%             5,204            --
  Canterbury Woods/Charlotte, NC             1985              207          19.5       91%             7,071            --
  Cedar Point/Raleigh, NC                    1985              168          16.8       98%             7,361            --
  Cinnamon Ridge/Raleigh, NC                 1989              365          19.9       97%             8,244         7,000
  Clear Run/Wilmington, NC                   1994              228          13.2       97%             9,506            --
  Cleary Court/Fort Lauderdale, FL           1994              192          10.3       87%            10,317            --
  Colonial Villa/Columbia, SC                1992              296          23.0       94%             7,131            --
  Colony of Stone Mountain/Atlanta, GA       1990              404          49.6       78%            11,445            --
  Colony Village/New Bern, NC                1984              171          12.4       97%             4,304            --
  Copperfield/Fort Lauderdale, FL            1994              352          23.4       90%            24,876            --
  Country Walk/Columbia, SC                  1991              208          17.4       89%             4,640            --
  Courthouse Green/Richmond, VA              1984              266          21.2       96%             6,627            --
  Courtney Square/Raleigh, NC                1993              200          23.0       99%             6,745            --
  The Cove at Lake Lynn/Raleigh, NC          1992              225          27.5       98%             7,526            --
  Covington Crossing/Memphis, TN             1994              231          15.4       89%             5,102            --
  Craig Manor/Salem,VA                       1987              108           5.5       95%             3,268            --
  The Creek/Wilmington, NC                   1992              198          10.0       98%             3,660         1,450
  Crescent Square/Atlanta, GA                1989              360          29.6       93%            12,055            --
  Crossroads/Columbia, SC                    1994              622          36.0       88%            15,921            --
  Dover Country Club/Dover, DE               1994              224          15.0       97%             8,433            --
  Dover Village/Orlando, FL                  1993              296          30.0       94%            10,803            --
  Eastwind/Virginia Beach, VA                1988              200          10.8       97%             6,703            --
  Eden Commons/Columbia, MD                  1992              232          12.0       95%            12,144         8,575
  Emerald Bay/Charlotte, NC                  1990              250          23.9       95%             7,283            --
  English Hills/Richmond, VA                 1991              576          39.7       92%            16,069            --
  Excalibur/Charlotte, NC                    1994              240          17.8       95%             9,785            --
  Forest Hills/Wilmington, NC                1992              279          24.0       99%             6,979         3,200
  Forestbrook/Columbia, SC                   1993              180          12.0       94%             4,342         5,000
  Foxcroft/Tampa, FL                         1993              192           8.7       90%             5,243            --
  Gable Hill/Columbia, SC                    1989              180          11.1       96%             6,820            --
  Gatewater Landing/Glen Burnie, MD          1992              264          13.0       90%             8,615            --
  Grand Oaks/Charlotte, NC                   1984              243          14.9       93%             7,100            --
  Great Oaks/Baltimore, MD                   1994              300          21.3       96%            12,064            --
  Greentree Place/Jacksonville, FL           1994              352          20.9       94%            13,044            --
  Griffin Crossing/Atlanta, GA               1994              272          20.1       93%             9,175            --
  Hampton Court/Alexandria, VA               1993              308          13.1       96%            12,501            --
  Hampton Forest/Greenville, SC              1994              130           9.4       94%             3,071            --
  Hampton Greene/Columbia, SC                1994              304          21.7       98%            11,548         8,072
  Harbour Town/Nashville, TN                 1993              185          16.5       96%             4,358            --
  Harris Pond/Charlotte, NC                  1994              170          14.0       96%             7,627         5,188
  Heather Lake/Hampton, VA                   1980              252          19.7       98%             6,004            --
  Heatherwood/Greenville, SC                 1993              152          13.0       94%             4,120            --
  Heritage Trace/Newport News, VA            1989              200          10.2       97%             4,734         3,900
  The Highlands/Charlotte, NC                1984              176          17.2       96%             4,717            --
  Holly Tree Park/Waldorf, MD                1994              144          11.0       93%             6,715            --
  Hunters Trace/Memphis, TN                  1994              192          11.7       98%             7,702         5,970
  Hunting Ridge/Greenville, SC               1994              152           9.0       92%             1,463            --
  Huntingwood/Lynchburg, VA                  1994              114          22.0       93%             3,278            --
  Indian Hills/Anniston, AL                  1994              140          10.4       96%             3,939            --
  Key Pines/Spartanburg, SC                  1992              241          20.0       96%             5,274            --
  Knolls at Newgate/Fairfax, VA              1994              144           8.4       92%             5,368            --
  The Lakes/Nashville, TN                    1993              256          44.0       93%             7,833            --
  Lake Washington Downs/Melbourne, FL        1993              312          39.3       94%             6,875            --
  Lakeside North/Orlando, FL                 1994              360          18.0       91%            12,921        12,440
  Lakewood Place/Tampa, FL                   1994              346          36.2       96%            12,436            --
  The Landing/Greenville, SC                 1994              224          24.0       92%             6,367            --
  Laurel Ridge/Roanoke, VA                   1988              216          14.7       98%             4,034         3,000
  Laurel Village/Richmond, VA                1991              159          16.3       94%             4,300            --
  The Ledges/Winston-Salem, NC               1986              239          15.0       84%             6,636            --
  Liberty Crossing/Jacksonville, NC          1990              286          21.0       96%             6,099         1,630
  Mallard Green/Charlotte, NC                1994               76           9.5       93%             3,108            --
  Marina Park/Miami, FL                      1994               88           1.5       90%             3,200            --
  Meadow Run/Richmond, VA                    1984              204          23.2       96%             5,193            --
  Meadowdale Lakes/Richmond, VA              1984              516          55.9       96%            11,046         1,156
  Mediterranean Village/Miami, FL            1994              252           8.6       85%            14,049            --
  The Melrose/Dumfries, VA                   1985              370          24.7       96%             8,202         5,312
  Mill Creek/Atlanta, GA                     1988              224          16.7       93%             7,846            --
  Mill Creek/Wilmington, NC                  1991              184          17.8       99%             5,878            --
  Northview/Salem, VA                        1978              132           6.2       98%             1,937            --
  Olde West Village/Richmond, VA           1984/91             502          42.2       91%            15,657         3,929
  Orange Orlando, Orlando, FL                1993              165          13.7       94%             4,335            --
  Overlook/Greenville, SC                    1994              237          12.0       88%             6,021            --

December 31, 1994


                                                           NO. OF UNITS      LAND                   HISTORICAL
                                             YEAR           OR SQUARE      AREA IN                     COST        ENCUMBRANCE
                                           ACQUIRED          FOOTAGE        ACRES   OCCUPANCY        ($000's)        ($000's)
APARTMENTS (CONTINUED):
  Palm Grove/Tampa, FL                       1994              244          13.5       90%             6,116            --
  The Park/Columbia, SC                      1994              292          13.6       91%             6,613            --
  Park Green/Raleigh, NC                     1991              200          11.1       100%            5,615            --
  Parkwood Court/Alexandria, VA              1993              189           5.5       93%             7,117         6,200
  Patriot Place/Florence, SC                 1985              168           9.1       99%             6,297         2,200
  Peppertree/Charlotte, NC                   1993              292          15.0       95%             9,366            --
  Pinebrook/Clearwater, FL                   1993              209          17.3       93%             5,618            --
  Plum Chase/Columbia, SC                    1991              300          22.2       92%             8,300         7,000
  Regatta Shores/Orlando, FL                 1994              256          12.8       81%             7,443            --
  River Place/Macon, GA                      1994              240          20.0       88%             8,926            --
  River Road/Ettrick, VA                     1981              128          17.0       99%             2,673            --
  Riverwind/Spartanburg, SC                  1993              194          20.8       95%             7,398            --
  Rollingwood/Richmond, VA                   1984              278          22.2       92%             7,662         2,567
  Royal Oaks/Savannah, GA                    1994              228          15.0       88%            11,354         6,472
  Santa Barbara Landing/Naples, FL           1994              248          41.6       87%             9,205         5,080
  The Shire/Raleigh, NC                      1994              302          36.6       97%            14,017            --
  Somerset/Charleston, SC                    1994              240          17.2       77%             4,155            --
  St. Andrews/Columbia, SC                   1994              232          16.9       94%             7,875            --
  St. Andrews Commons/Columbia, SC           1993              336          25.0       97%            11,163            --
  Spring Forest/Raleigh, NC                  1991              404          42.4       97%            11,455            --
  Stanford Village/Atlanta, GA               1989              135          13.6       98%             4,180            --
  Summit-On-Park/Charlotte, NC               1984               80           2.8       90%             2,119            --
  Summit West/Tampa, FL                      1992              264          25.0       98%             7,963            --
  Three Fountains/Montgomery, AL             1994              242          16.0       89%             8,910            --
  Timbercreek/Richmond, VA                   1983              160          14.7       92%             3,496            --
  Towne Square/Hopewell, VA                  1985               76           3.4       98%             1,783         1,246
  Twin Coves/Baltimore, MD                   1994              132           9.0       94%             3,850         3,790
  Twin Rivers/Hopewell, VA                   1982              149          10.0       96%             2,155            --
  Village at Old Tampa Bay/Oldsmar, FL       1993              408          55.0       83%            13,026            --
  Vinyards/Orlando, FL                       1994              400          34.1       70%            13,425        11,250
  Walnut Creek/Raleigh, NC                   1994              576          82.6       99%            25,141            --
  Waterford/Columbia, SC                     1994              268          16.8       95%             7,927            --
  West Knoll/Newark, DE                      1994              100           3.9       95%             3,995            --
  Windsor Harbor/Charlotte, NC               1989              200          25.7       90%             6,265            --
  Woodland Hollow/Charlotte, NC              1986              252          17.7       88%             7,519         3,300
  Woodscape/Newport News, VA                 1987              296          21.2       96%             9,730            --
  Woodside/Baltimore, MD                     1994              366          28.0       93%            12,088        13,790


SHOPPING CENTERS
  Circle/Richmond, VA                        1973          203,000          17.2       82%             4,210            --
  Cumberland Square/Dunn, NC                 1986          115,000          17.9       39%(1)          2,263            --
  Deerfield Plaza/Myrtle Beach, SC           1984           84,000           9.5       97%             3,668            --
  Glen Lea/Richmond, VA                      1983           79,000           9.3       100%            3,797         2,438
  Gloucester Exchange/Gloucester, VA         1987          104,000          14.2       49%(2)          3,371            --
  Hanover Village/Richmond, VA               1986           97,000          27.7       100%            7,393            --
  Kroger Sav-On/Waynesboro, VA               1980           49,000           3.9       96%             1,748            --
  Laburnum Park/Richmond, VA                 1990           71,000           9.3       89%             6,857            --
  Laburnum Square/Richmond, VA               1981           99,000          12.3       97%             4,957         1,599
  Meadowdale/Richmond, VA                    1984          172,000          19.6       97%             6,073           886
  Rose Manor/Smithfield, NC                  1986          110,000          15.1       67%(3)          1,390            --
  The Village/Durham, NC                     1986          212,000          21.6       85%             8,250            --
  Village Square/Myrtle Beach, SC            1988          182,000          16.8       86%            11,209            --
  Willow Oaks/Hampton, VA                    1984          188,000          25.3       78%             9,051         3,540

OFFICE AND INDUSTRIAL BUILDINGS
  Franklin St./Richmond, VA                  1986            7,000           0.1      100%               426            --
  Meadowdale Offices/Richmond, VA            1984           11,000           4.8       64%(4)            990            --
  Statesman Park/Roanoke, VA                 1975           60,000           5.2       67%(5)            749            --
  Tri-County Buildings/Bristol, TN           1981          143,000          12.7      100%             2,439            --

(1) Two anchor tenants occupying more than 60,000 square feet at this center filed for bankruptcy in 1993. Subsequently, 56,000 square feet has been leased.

(2) An achor tenant occupying more than 53,000 square feet at this center filed for bankruptcy in 1993.

(3) An anchor tenant occupying more than 34,800 square feet vacated in May 1992. This property was sold in February 1995.

(4) The Trust has experienced vacancies at this property over the past several years and has not leased the vacant space.

(5) Building was vacated by anchor tenant on 1993.

Item 3.   Legal proceedings

     None

Item 4.   Submission of matters to a vote of security holders

     No matters were submitted to a vote of the Trust's shareholders during the last quarter of its fiscal year ended December 31, 1994.

Executive Officers of the Registrant

     The executive officers of the Trust, listed below, serve in their respective capacities for approximate one year terms and are subject to re-election annually by the Board of Directors, normally in May of each year.



Name                     Age               Office                                   Since
John P. McCann           50                President and Chief                      1974
                                            Executive Officer

James Dolphin            45                Senior Vice President                    1979
                                            and Chief Financial Officer

Barry M. Kornblau        45                Senior Vice President and                1991
                                            Director of Apartment
                                            Operations

Richard B. Chess         41                Vice President and Director              1987
                                            of Acquisitions

Richard A. Giannotti     39                Vice President and Director              1985
                                            of Construction

Katheryn E. Surface      36                Vice President, Corporate Secretary      1992
                                             and General Counsel

Jerry A. Davis           32                Vice President and Corporate Controller  1989

     Mr. McCann, a Director, has been the Trust's managing officer since 1974, serving as its President since 1979, its Secretary from 1974 to 1980, and its Treasurer from 1982 to 1985.

     Mr. Dolphin, a Director, was first employed by the Trust in May, 1979 as Controller and served as Corporate Secretary from 1980 to January, 1994. He was elected Vice President of Finance in 1985 and Senior Vice President in 1987. Prior to joining the Trust, Mr. Dolphin was employed by Arthur Young and Company, Certified Public Accountants.

     Mr. Kornblau, a Director, joined the Trust in 1991 as Senior Vice President and Director of Apartment Operations. From 1985 through 1990, he was President and Chief Executive Officer of Summit Realty Group, Inc. which managed the Trust's apartment properties during that period. He is a licensed real estate broker and a C.P.M.

     Mr.  Chess  joined  the   Trust  in  October,  1987  as   Director
of Acquisitions.  He was  elected Assistant  Vice President  in 1988 and Vice President in 1989. From 1984 to 1987 he was employed by Manufacturers Life Insurance Company as Senior Analyst - Real
Estate  Syndications.   He previously served in the  Pennsylvania
General Assembly and is admitted to the practice of law in Virginia and Pennsylvania.

     Mr.  Giannotti  joined  the  Trust  as  Director  of  Development
and Construction in September, 1985.   He was elected Assistant  Vice
President in 1988  and Vice President  in 1989.   Prior to  joining the
Trust he was employed as Project Manager by Vaughan Associates, Architects and by Beckstoffer and Associates, Architects, both of Richmond, Virginia. He is a registered architect.

     Ms. Surface joined the Trust in 1992 as Assistant Vice President and Legal Counsel and in 1994 was elected General Counsel, Corporate
Secretary and Vice President.   From 1986 to  1992, she was an attorney
with the law firm of Hunton and Williams, the Trust's outside counsel.

     Mr.  Davis joined  the  Trust in  March,  1989 as  Controller and
was subsequently  elected Assistant  Secretary.   In 1991  he was
elected Vice President.   From 1986 to 1989, he  was employed by Crestar
Bank, Richmond, Virginia, as an officer  and financial analyst.  He was
previously employed by  Arthur  Young  &   Company,  Certified  Public
Accountants,  Richmond, Virginia.  He is a certified public accountant.

                                  Part II

Item 5. Market for registrant's common equity and related stockholder matters

     Incorporated herein by reference from the captions "Common Stock Price" and "Shareholders" appearing on the inside back cover of
the Trust's 1994 Annual  Report  to Shareholders.   Information
regarding the  Trust's dividend policy is included in Item 7.

Item 6.   Selected financial data

     Incorporated herein by reference  from the caption "Selected
Financial Information" appearing on page 21 of the Trust's 1994 Annual Report to Shareholders.

Item 7. Management's discussion and analysis of financial condition and results of operations.

     Incorporated  herein  by  reference  from  the  caption
"Management's Discussion of Financial Condition and Operations" appearing on pages 22 through 24 of the Trust's 1994 Annual Report to Shareholders, exclusive of graphs and related captions appearing therein.

Item 8.  Financial statements and supplementary data

     The Trust's consolidated financial statements at December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994, and the independent auditor's report thereon and the Trust's unaudited quarterly financial data for the two-year period ended December 31, 1994 are incorporated herein by reference from pages 25 through 36 of the Trust's 1994 Annual Report to Shareholders.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure
     None

                                  Part III


Item 10.  Directors and executive officers of the registrant

     Incorporated herein by reference from the Trust's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on May 2, 1995.

     Information required by this item regarding the executive officers of the Trust is included in Part I of this Form 10-K in the section entitled "Executive Officers of the Registrant".

Item 11.  Executive compensation

     Incorporated herein by reference from the Trust's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on May 2, 1995.


Item 12.  Security ownership of certain beneficial owners and management

     Incorporated herein by reference from the Trust's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on May 2, 1995.

Item 13.  Certain relationships and related transactions

     Incorporated herein by reference from the Trust's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on May 2, 1995.


                                  Part IV

Item 14.  Exhibits, financial statement schedules, and reports on Form 8-K

(a) The following documents are filed as a part of this report and are hereby incorporated by reference:

                                                                             Page Numbers

                                                                Annual Report to        Form
                                                                  Shareholders          10-K
      1. Financial Statements:

      Report of Ernst & Young LLP, Independent Auditors                  25

      Consolidated Balance Sheets at December 31, 1994
      and 1993                                                           26

      Consolidated Statements of Operations for each of
      the three years in the period ended December 31, 1994              27

      Consolidated Statements of Shareholders' Equity for
      each of the three years in the period ended
      December 31, 1994                                                  29

      Consolidated Statements of Cash Flows for each of
      the three years in the period ended December 31, 1994              28

      Notes to financial statements                                 30 through 36

      Supplementary information - Quarterly
      financial data (unaudited)                                         36


      2. Financial Statement Schedules

      Schedule II - Valuation and Qualifying Accounts                    22

      Schedule III - Summary of Real Estate Owned                      23 - 25

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

     3. Exhibits

     The exhibits listed on the accompanying exhibit index are filed as part of this annual report. See pages 18 - 20.

     (b)  Reports on Form 8-K

               (i) A Form 8-K dated October 14, 1994 was filed with the Securities and Exchange Commission on October 31, 1994 and amended by a Form 8-K/A dated December 29, 1994. The filing reported the acquisition of certain properties which in the aggregate were deemed to be significant. The financial statements filed as a part of this report are statements of rental operations of Copperfield Apartments, Mediterranean Village Apartments, Briar Club Apartments, Covington Crossing Apartments and Hunters Trace Apartments.

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

Exhibit          Description                                Location


3(a)(i)          Restated Articles of Incorporation         Exhibit  3 to  the Trust's
                                                            Quarterly Report on Form 10-Q
                                                            for the quarter ended June 30,
                                                            1992

3(a)(ii)         Amendment of Restated Articles             Exhibit 6(a)(l) to the Trust's Form 8-A
                 of Incorporation                           Registration Statement

3(b)             By-Laws                                    Exhibit  4(c) to  the Trust's
                                                            Form S-3  Registration Statement (Registration
                                                            No. 33-44743) filed with the Commission on
                                                            December 31, 1991

4(i)             Specimen Common Stock                      Exhibit 4(i) to the Trust's Annual Report
                 Certificate                                on Form 10-K for the year ended December
                                                            31, 1993

4(ii)(a)         Loan Agreement dated as of                 Exhibit 6(c)(l) to the Trust's Form 8-A
                 November 7, 1991, between the              Registration Statement
                 Trust and Aid Association for
                 Lutherans

4(ii)(b)         Loan Agreement dated as of                 Exhibit 6(c)(2) to the Trust's Form 8-A
                 November 14, 1991, between the             Registration Statement
                 Trust and Signet Bank/Virginia

4(ii)(c)         Note Purchase Agreement dated              Exhibit 6(c)(3) to the Trust's Form 8-A
                 as February 19, 1992, between              Registration Statement
                 the Trust and Principal Mutual
                 Life Insurance Company

4(ii)(e)         Note Purchase Agreement dated              Exhibit 6(c)(5) to the Trust's Form 8-A
                 as of January 15, 1993, between            Registration Statement
                 the Trust and CIGNA Property
                 and Casualty Insurance Company,
                 Connecticut General Life Insurance
                 Company, Connecticut General Life
                 Insurance Company, on behalf of
                 one or more separate accounts,
                 Insurance Company of North
                 America, Principal Mutual Life
                 Insurance Company and Aid
                 Association for Lutherans

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

4(ii)(f)(4)      Resolution of the Board of                 Exhibit 4 (ii)(f)(4) to the Trust's
                 the Trust establishing terms of            Quarterly Report on Form 10-Q for
                 the 8 1/2% Debentures due September        the quarter ended September 30, 1994
                 15, 2024

4(ii)(f)(5)      Form of 8 1/2% Debentures                  Exhibit 4 (ii)(f)(5) to the Trust's
                 due September 15, 2024                     Quarterly Report on Form 10-Q for
                                                            the quarter ended September 30, 1994

4(ii)(g)         Credit Agreement dated as of               Exhibit 6 (c)(6) to the Trust's
                 December 15, 1994 between the              Form 8-A Registration Statement
                 Trust and First Union National Bank
                 of Virginia

         The Trust agrees to furnish to the Commission on request a copy of any instrument with respect to long-term debt of the Trust or its subsidiary the total amount of securities authorized under which does not exceed 10% of the total assets of the Trust.


10(i)            Employment Agreement between               Exhibit 10(v)(i)to Form 10-K for
                 the Trust and John P. McCann               the year ended December 31, 1982.
                 dated October 29, 1982

10(ii)           Employment Agreement between               Exhibit 10(v)(ii) to Form 10-K for
                 the Trust and James Dolphin,               the year ended December 31, 1982.
                 dated October 29, 1982.


10(iii)          Employment Agreement between               Exhibit 10(iii) to Form 10-K for the year
                 The Trust and Barry M. Kornblau,           December 31, 1990.
                 dated January 1, 1991.

10(iv)           1985 Stock Option Plan,                    Exhibit B to the Trust's definitive proxy
                 as amended                                 statement dated April 13, 1992.

10(v)            1991 Stock Purchase and Loan               Exhibit 10(v) to Form 10-K for the year
                 Plan                                       ended December 31, 1991.

13               Proofs of those pages of the 1994          Exhibit 13 to this Form 10-K
                 Annual Report to Shareholders              included herein
                 that includes information
                 incorporated by reference into
                 this Form 10-K

21               The Trust has the following subsidiaries, all of which are wholly owned:
                 The Commons of Columbia, a Maryland corporation
                 UDRT of North Carolina, L.L.C., a North Carolina limited liability company
                 UDRT of Alabama, Inc., an Alabama corporation


23               Consent of Independent            Page 44
                 Auditors

                     ITEM 14(a)(1) and (2), (c) and (d)

           FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                              CERTAIN EXHIBITS

                       FINANCIAL STATEMENT SCHEDULES

                        YEAR ENDED DECEMBER 31, 1994

                     UNITED DOMINION REALTY TRUST, INC.

                             RICHMOND, VIRGINIA


Schedule II

                                     UNITED DOMINION REALTY TRUST, INC.
                                     VALUATION AND QUALIFYING ACCOUNTS
                                 For the years ended December 31, 1994 and 1993

                                                             Charged to
                                   Balance at    Charged to    Other
                                   Beginning     Costs and    Accounts   Deductions    Balance at End
           Description             of Period      Expenses    Describe    Describe     of Period
Year ended December 31, 1994:
Allowance for possible investment  $1,564,000        - -        - -         - -           $1,564,000 (1)


Year ended December 31, 1993:
Allowance for possible investment  $1,564,000        - -        - -         - -           $1,564,000 (1)


(1) The balance is netted against the cost of real estate owned on the balance sheet

SCHEDULE III.
Summary of Real Estate Owned



                                                                                          Cost of
                                                                                       Improvements
                                                                                        Capitalized       Gross Amount at Which
                                                            Initial Cost to Trust       Subsequent to    Carried at Close of Period
                                                           Land and      Buildings      Acquisition       Land and      Buildings
                                                             Land           and          (Net of            Land           and
                                           Encumbrances  Improvements  Improvements     Disposals)      Improvements  Improvements
Apartments:
  2131 Apartments/Nashville, TN           $         --  $    869,860  $   9,155,185    $   1,390,014   $  1,014,095  $  10,400,964
  Alafaya Woods/Orlando, FL                         --     1,653,000      9,042,256           16,478      1,653,000      9,058,734
  Alexander Glen/Charlotte, NC               5,531,960       698,860      6,488,061            7,625        698,860      6,495,686
  Azalea/Richmond, VA                               --       272,522      2,721,686          924,076        399,136      3,519,148
  Bay Cove/Clearwater, FL                           --     2,928,847      6,578,257        1,079,187      3,087,150      7,499,141
  Bayberry Commons/Portsmouth, VA                   --       516,800      3,485,645          975,281        692,456      4,285,270
  Beechwood/Greensboro, NC                          --     1,409,377      6,086,677          148,993      1,499,630      6,145,417
  Braeland Commons/Columbia, MD              5,030,000     1,564,942      7,006,574          284,927      1,611,272      7,245,171
  Bramblewood/Goldsboro, NC                    705,117       401,538      3,150,912          874,940        495,695      3,931,695
  Brantley Pines/Fort Myers, FL                     --       841,400      5,914,766           50,670        849,500      5,957,336
  Briar Club/Memphis, TN                            --     1,214,400      6,928,959          138,966      1,214,400      7,067,925
  Brynn Marr/Jacksonville, NC                       --       432,974      3,821,508          949,440        524,988      4,678,934
  Canterbury Woods/Charlotte, NC                    --       409,675      5,011,435        1,649,712        542,788      6,528,034
  Cedar Point/Raleigh, NC                           --        75,400      4,514,435        2,770,827        228,439      7,132,223
  Cinnamon Ridge/Raleigh, NC                 7,000,000       967,230      3,337,197        3,939,471      1,262,601      6,981,297
  Clear Run/Wilmington, NC                          --       874,830      8,586,978           43,867        884,888      8,620,787
  Cleary Court/Fort Lauderdale, FL                  --     2,399,848      7,913,450            4,000      2,399,848      7,917,450
  Colonial Villa/Columbia, SC                       --     1,014,181      5,100,269        1,016,219      1,362,684      5,767,985
  Colony of Stone Mountain/Atlanta, GA              --     3,160,000      5,641,646        2,643,059      3,865,093      7,579,612
  Colony Village/New Bern, NC                       --       346,330      3,036,956          920,967        456,362      3,847,891
  Copperfield/Fort Lauderdale, FL                   --     4,424,128     20,428,969           23,196      4,431,528     20,444,765
  Country Walk/Columbia, SC                         --       422,112      3,133,623        1,084,567        629,483      4,010,819
  Courthouse Green/Richmond, VA                     --       732,050      4,702,353        1,192,507        911,317      5,715,593
  Courtney Square/Raleigh, NC                       --     1,114,600      5,119,259          511,506      1,207,588      5,537,777
  The Cove at Lake Lynn/Raleigh, NC                 --     1,723,363      5,303,760          498,564      1,850,093      5,675,594
  Covington Crossing/Memphis, TN                    --     1,296,240      3,792,590           13,185      1,296,240      3,805,775
  Craig Manor/Salem,VA                              --       282,200      2,419,570          565,977        342,063      2,925,684
  The Creek/Wilmington, NC                   1,450,000       417,500      2,506,206          735,981        456,598      3,203,089
  Crescent Square/Atlanta, GA                       --     1,057,000      6,865,036        4,132,899      1,329,602     10,725,333
  Crossroads/Columbia, SC                           --     2,074,800     13,710,803          135,221      2,080,800     13,840,024
  Dover Country Club/Dover, DE                      --     2,007,878      6,347,331           77,633      2,007,878      6,424,964
  Dover Village/Orlando, FL                         --     2,894,702      6,456,100        1,452,031      3,088,821      7,714,012
  Eastwind/Virginia Beach, VA                       --       155,000      5,316,738        1,231,435        291,688      6,411,485
  Eden Commons/Columbia, MD                  8,575,000     2,361,167      9,384,170          398,201      2,420,231      9,723,308
  Emerald Bay/Charlotte, NC                         --       626,070      4,722,862        1,934,195      1,122,575      6,160,552
  English Hills/Richmond, VA                        --     1,979,174     11,524,313        2,565,125      2,423,754     13,644,858
  Excalibur/Charlotte, NC                           --     1,115,261      8,629,877           39,781      1,115,261      8,669,658
  Forest Hills/Wilmington, NC                3,200,000     1,028,000      5,420,478          530,550      1,134,232      5,844,796
  Forestbrook/Columbia, SC                   5,000,000       395,516      2,902,040        1,044,460        530,969      3,811,047
  Foxcroft/Tampa, FL                                --       749,400      3,927,644          566,442        912,892      4,330,594
  Gable Hill/Columbia, SC                           --       824,847      5,307,194          687,970      1,044,829      5,775,182
  Gatewater Landing/Glen Burnie, MD                 --     2,078,422      6,084,526          452,082      2,096,203      6,518,827
  Grand Oaks/Charlotte, NC                          --       446,075      4,463,344        2,190,620        788,490      6,311,549
  Great Oaks/Baltimore, MD                          --     2,919,481      9,075,956           68,191      2,922,981      9,140,647
  Greentree Place/Jacksonville, FL                  --     1,634,330     11,226,990          182,805      1,659,506     11,384,619
  Griffin Crossing/Atlanta, GA                      --     1,509,633      7,544,018          121,333      1,520,505      7,654,479
  Hampton Court/Alexandria, VA                      --     7,388,420      4,811,937          301,052      7,501,319      5,000,090
  Hampton Forest/Greenville, SC                     --       454,140      2,578,103           38,522        463,455      2,607,310
  Hamtpon Greene/Columbia, SC                8,071,850     1,363,046     10,118,453           66,183      1,370,413     10,177,269
  Harbour Town/Nashville, TN                        --       572,567      3,522,092          262,983        679,784      3,677,858
  Harris Pond/Charlotte, NC                  5,188,360       886,788      6,714,647           25,498        886,788      6,740,145
  Heather Lake/Hampton, VA                          --       616,800      3,400,672        1,986,142        781,743      5,221,871
  Heatherwood/Greenville, SC                        --       354,566      3,234,105          531,278        425,922      3,694,027
  Heritage Trace/Newport News, VA            3,900,000       880,000      2,312,285        1,541,227      1,149,766      3,583,746
  The Highlands/Charlotte, NC                       --       321,400      2,830,346        1,565,087        523,268      4,193,565
  Holly Tree Park/Waldorf, MD                       --     1,576,366      5,095,323           43,430      1,578,731      5,136,388
  Hunters Trace/Memphis, TN                  5,970,000       888,440      6,676,552          136,608        888,440      6,813,160
  Hunting Ridge/Greenville, SC                      --       449,500        984,882           28,264        455,225      1,007,421
  Huntingwood/Lynchburg, VA                         --       723,650      2,527,535           26,653        723,650      2,554,188
  Indian Hills/Anniston, AL                         --       338,335      3,575,585           24,851        338,335      3,600,436



                                                                                                           Depreciable
                                                                                                             Life of
                                                  Total        Accumulated      Date of          Date         Building
                                                   (a)        Depreciation   Construction     Acquired      Component
Apartments:
  2131 Apartments/Nashville, TN               $ 11,415,059  $     671,297        1972         12/16/92       35 yrs.
  Alafaya Woods/Orlando, FL                     10,711,734         41,599      1988/90        10/21/94       35 yrs.
  Alexander Glen/Charlotte, NC                   7,194,546         83,051        1989         08/16/94       35 yrs.
  Azalea/Richmond, VA                            3,918,284      1,486,349        1967         12/31/84       35 yrs.
  Bay Cove/Clearwater, FL                       10,586,291        576,571        1972         12/16/92       35 yrs.
  Bayberry Commons/Portsmouth, VA                4,977,726      1,398,448      1973/74        04/07/88       35 yrs.
  Beechwood/Greensboro, NC                       7,645,047        246,260        1985         12/22/93       35 yrs.
  Braeland Commons/Columbia, MD                  8,856,443        537,256        1983         12/29/92       35 yrs.
  Bramblewood/Goldsboro, NC                      4,427,390      1,595,052      1980/82        12/31/84       35 yrs.
  Brantley Pines/Fort Myers, FL                  6,806,836         84,668        1986         08/11/94       35 yrs.
  Briar Club/Memphis, TN                         8,282,325         53,875        1987         10/14/94       35 yrs.
  Brynn Marr/Jacksonville, NC                    5,203,922      1,904,231      1973/77        12/31/84       35 yrs.
  Canterbury Woods/Charlotte, NC                 7,070,822      2,378,140      1968/70        12/18/85       35 yrs.
  Cedar Point/Raleigh, NC                        7,360,662      3,119,137        1972         12/18/85       35 yrs.
  Cinnamon Ridge/Raleigh, NC                     8,243,898      2,214,030      1968/70        12/01/89       35 yrs.
  Clear Run/Wilmington, NC                       9,505,675        130,814      1987/89        07/22/94       35 yrs.
  Cleary Court/Fort Lauderdale, FL              10,317,298         22,342      1984/85        11/30/94       35 yrs.
  Colonial Villa/Columbia, SC                    7,130,669        514,082        1974         09/16/92       35 yrs.
  Colony of Stone Mountain/Atlanta, GA          11,444,705      2,047,984      1970/72        06/12/90       35 yrs.
  Colony Village/New Bern, NC                    4,304,253      1,650,050      1972/74        12/31/84       35 yrs.
  Copperfield/Fort Lauderdale, FL               24,876,293        170,489        1991         09/21/94       35 yrs.
  Country Walk/Columbia, SC                      4,640,302        636,082        1974         12/19/91       35 yrs.
  Courthouse Green/Richmond, VA                  6,626,910      2,332,971      1974/78        12/31/84       35 yrs.
  Courtney Square/Raleigh, NC                    6,745,365        307,361      1979/81        07/08/93       35 yrs.
  The Cove at Lake Lynn/Raleigh, NC              7,525,687        536,304        1986         12/01/92       35 yrs.
  Covington Crossing/Memphis, TN                 5,102,015         32,910        1974         10/14/94       35 yrs.
  Craig Manor/Salem,VA                           3,267,747        884,870        1975         11/06/87       35 yrs.
  The Creek/Wilmington, NC                       3,659,687        360,160        1973         06/30/92       35 yrs.
  Crescent Square/Atlanta, GA                   12,054,935      2,754,988        1970         03/22/89       35 yrs.
  Crossroads/Columbia, SC                       15,920,824        255,043      1977/84        07/01/94       35 yrs.
  Dover Country Club/Dover, DE                   8,432,842        110,649        1970         07/01/94       35 yrs.
  Dover Village/Orlando, FL                     10,802,833        533,974        1981         03/31/93       35 yrs.
  Eastwind/Virginia Beach, VA                    6,703,173      1,933,914        1970         04/04/88       35 yrs.
  Eden Commons/Columbia, MD                     12,143,539        736,379        1984         12/29/92       35 yrs.
  Emerald Bay/Charlotte, NC                      7,283,127      1,643,744        1972         02/06/90       35 yrs.
  English Hills/Richmond, VA                    16,068,612      1,952,962      1969/76        12/06/91       35 yrs.
  Excalibur/Charlotte, NC                        9,784,919        151,877        1987         07/01/94       35 yrs.
  Forest Hills/Wilmington, NC                    6,979,028        563,101      1964/69        06/30/92       35 yrs.
  Forestbrook/Columbia, SC                       4,342,016        235,756        1974         07/01/93       35 yrs.
  Foxcroft/Tampa, FL                             5,243,486        337,216        1972         01/28/93       35 yrs.
  Gable Hill/Columbia, SC                        6,820,011      1,262,300        1985         12/04/89       35 yrs.
  Gatewater Landing/Glen Burnie, MD              8,615,030        507,231        1970         12/16/92       35 yrs.
  Grand Oaks/Charlotte, NC                       7,100,039      2,813,353      1966/67        05/01/84       35 yrs.
  Great Oaks/Baltimore, MD                      12,063,628        165,850        1974         07/01/94       35 yrs.
  Greentree Place/Jacksonville, FL              13,044,125        148,366        1986         07/22/94       35 yrs.
  Griffin Crossing/Griffin, GA                   9,174,984        173,724      1987/89        06/08/94       35 yrs.
  Hampton Court/Alexandria, VA                  12,501,409        396,786        1967         02/19/93       35 yrs.
  Hampton Forest/Greenville, SC                  3,070,765         37,815        1968         08/16/94       35 yrs.
  Hamtpon Greene/Columbia, SC                   11,547,682        129,506        1990         08/19/94       35 yrs.
  Harbour Town/Nashville, TN                     4,357,642        159,745        1974         12/10/93       35 yrs.
  Harris Pond/Charlotte, NC                      7,626,933        116,368        1987         07/01/94       35 yrs.
  Heather Lake/Hampton, VA                       6,003,614      3,043,689      1972/74        03/01/80       35 yrs.
  Heatherwood/Greenville, SC                     4,119,949        187,521        1978         09/30/93       35 yrs.
  Heritage Trace/Newport News, VA                4,733,512      1,262,942        1973         06/30/89       35 yrs.
  The Highlands/Charlotte, NC                    4,716,833      2,117,018        1970         01/17/84       35 yrs.
  Holly Tree Park/Waldorf, MD                    6,715,119         90,344        1973         07/01/94       35 yrs.
  Hunters Trace/Memphis, TN                      7,701,600         49,206        1986         10/14/94       35 yrs.
  Hunting Ridge/Greenville, SC                   1,462,646         11,509        1972         11/01/94       35 yrs.
  Huntingwood/Lynchburg, VA                      3,277,838         50,925        1976         07/01/94       35 yrs.
  Indian Hills/Anniston, AL                      3,938,771         66,110        1975         07/01/94       35 yrs.

SCHEDULE III.
Summary of Real Estate Owned (continued)

                                                                                          Cost of
                                                                                       Improvements
                                                                                        Capitalized         Gross Amount at Which
                                                                      Initial Cost to  Subsequent to     Carried at Close of Period
                                                           Land and      Buildings      Acquisition       Land and      Buildings
                                                             Land           and          (Net of            Land           and
                                           Encumbrances  Improvements  Improvements     Disposals)      Improvements  Improvements
Apartments (continued):
  Key Pines/Spartanburg, SC               $         --  $    601,693  $   3,773,304  $       898,673   $    693,916  $   4,579,754
  Knolls at Newgate/Fairfax, VA                     --     1,725,725      3,518,741          123,595      1,732,925      3,635,136
  The Lakes/Nashville, TN                           --     1,285,657      5,980,197          566,860      1,405,520      6,427,194
  Lake Washington Downs/Melbourne, FL               --     1,434,450      4,940,166          500,784      1,566,481      5,308,919
  Lakeside North/Orlando, FL                12,440,000     1,532,700     11,076,062          311,983      1,572,018     11,348,727
  Lakewood Place/Tampa, FL                          --     1,395,051     10,647,377          394,003      1,492,758     10,943,673
  The Landing/Greenville, SC                        --       685,000      5,622,454           59,471        694,150      5,672,775
  Laurel Ridge/Roanoke, VA                   3,000,000       445,400      2,531,357        1,057,196        648,390      3,385,563
  Laurel Village/Richmond, VA                       --       694,281      3,119,716          485,597        775,036      3,524,558
  The Ledges/Winston-Salem, NC                      --       492,283      1,561,947        4,582,132      1,108,507      5,527,855
  Liberty Crossing/Jacksonville, NC          1,629,756       840,000      3,873,139        1,385,454      1,096,050      5,002,543
  Mallard Green/Charlotte, NC                       --       329,300      2,766,436           11,802        329,300      2,778,238
  Marina Park/Miami, FL                             --       536,850      2,652,851           10,363        536,850      2,663,214
  Meadow Run/Richmond, VA                           --       636,059      3,423,884        1,132,774        834,395      4,358,322
  Meadowdale Lakes/Richmond, VA              1,156,344     1,581,671      6,717,237        2,746,836      2,149,959      8,895,785
  Mediterranean Village/Miami, FL                   --     2,064,788     11,939,113           44,929      2,064,788     11,984,042
  The Melrose/Dumfries, VA                   5,312,182       662,000      3,705,404        3,837,259      1,329,494      6,875,169
  Mill Creek/Atlanta, GA                            --       529,800      3,996,252        3,320,029        859,815      6,986,266
  Mill Creek/Wilmington, NC                         --       597,248      4,618,561          662,414        786,992      5,091,230
  Northview/Salem, VA                               --       171,600      1,238,501          527,153        216,569      1,720,685
  Olde West Village/Richmond, VA             3,929,235     1,965,097     12,203,965        1,487,873      2,207,941     13,448,994
  Orange Orlando/Orlando, FL                        --     1,233,151      2,177,417          924,631      1,378,548      2,956,651
  Overlook/Greenville, SC                           --       824,600      5,079,443          116,596        824,600      5,196,039
  Palm Grove/Tampa, FL                              --       616,121      5,268,814          231,261        632,368      5,483,828
  The Park/Columbia, SC                             --     1,004,072      5,535,334           73,987      1,006,222      5,607,171
  Park Green/Raleigh, NC                            --       500,000      4,321,872          792,992        549,179      5,065,685
  Parkwood Court/Alexandria, VA              6,200,000     2,482,633      3,813,116          821,275      2,549,023      4,568,001
  Patriot Place/Florence, SC                 2,200,000       212,500      1,600,757        4,483,623      1,346,426      4,950,454
  Peppertree/Charlotte, NC                          --     1,546,267      7,699,221          120,859      1,554,703      7,811,644
  Pinebrook/Clearwater,FL                           --     1,780,375      2,458,172        1,379,741      1,827,406      3,790,882
  Plum Chase/Columbia, SC                    7,000,000       802,750      3,149,607        4,347,490      1,073,973      7,225,874
  Regatta Shores/Orlando, FL                        --       757,008      6,607,367           78,960        781,131      6,662,204
  River Place/Macon, GA                             --     1,097,280      7,492,385          336,592      1,296,457      7,629,800
  River Road/Ettrick, VA                            --       229,699      1,648,394          795,375        314,957      2,358,511
  Riverwind/Spartanburg, SC                         --       802,484      6,386,212          209,119        860,836      6,536,979
  Rollingwood/Richmond, VA                   2,567,049       777,971      5,058,707        1,825,382      1,048,247      6,613,813
  Royal Oaks/Savannah, GA                    6,471,555       533,100     10,777,978           43,392        533,100     10,821,370
  Santa Barbara Landing/Naples, FL           5,080,343     1,134,120      8,019,814           50,677      1,134,120      8,070,491
  The Shire/Raleigh, NC                             --     1,791,215     11,968,852          257,117      1,824,386     12,192,798
  Somerset/Charleston, SC                           --       485,160      3,573,792           96,480        487,237      3,668,195
  St. Andrews/Columbia, SC                          --       976,192      6,866,147           32,828        976,192      6,898,975
  St. Andrews Commons/Columbia, SC                  --     1,428,826      9,371,378          362,531      1,541,570      9,621,165
  Spring Forest/Raleigh, NC                         --     1,257,500      8,586,255        1,610,801      1,383,586     10,070,970
  Stanford Village/Atlanta, GA                      --       884,500      2,807,839          487,665      1,015,078      3,164,926
  Summit-on-Park/Charlotte, NC                      --       147,000      1,021,602          949,998        240,032      1,878,568
  Summit West/Tampa, FL                             --     2,176,500      4,709,970        1,076,468      2,348,038      5,614,900
  Three Fountains/Montgomery, AL                    --     1,075,009      7,753,156           81,668      1,083,009      7,826,824
  Timbercreek/Richmond, VA                          --       379,000      2,030,525        1,086,682        516,962      2,979,245
  Towne Square/Hopewell, VA                  1,246,058       109,500        909,897          763,152        325,585      1,456,964
  Twin Coves/Baltimore, MD                   3,790,000       912,771      2,893,861           43,740        922,921      2,927,451
  Twin Rivers/Hopewell, VA                          --       149,200        885,671        1,120,107        350,443      1,804,535
  Village at Old Tampa Bay/Oldsmar, FL              --     1,750,320     10,756,337          519,418      1,976,746     11,049,329
  Vinyards/Orlando, FL                      11,250,048     1,840,230     11,571,625           12,815      1,840,230     11,584,440
  Walnut Creek/Raleigh, NC                          --     3,170,290     21,717,407          253,210      3,200,300     21,940,607
  Waterford/Columbia, SC                            --       957,980      6,926,736           42,287        957,980      6,969,023
  West Knoll/Newark, DE                             --       305,138      3,664,067           25,964        305,138      3,690,031
  Windsor Harbor/Charlotte, NC                      --       475,000      3,928,113        1,862,283        873,449      5,391,947
  Woodland Hollow/Charlotte, NC              3,300,458       755,000      5,393,023        1,371,225        902,934      6,616,314
  Woodscape/Newport News, VA                        --       798,700      7,209,525        1,721,472      1,006,107      8,723,590
  Woodside/Baltimore, MD                    13,790,000     3,112,881      8,864,762          111,132      3,112,881      8,975,894


                                                                                                              Depreciable
                                                                                                                Life of
                                                 Total       Accumulated       Date of          Date            Building
                                                  (a)        Depreciation    Construction     Acquired         Component
Apartments (continued):
  Key Pines/Spartanburg, SC                  $  5,273,670  $     446,314        1974          09/25/92          35 yrs.
  Knolls at Newgate/Fairfax, VA                 5,368,061         70,927        1972          07/01/94          35 yrs.
  The Lakes/Nashville, TN                       7,832,714        325,417        1986          09/15/93          35 yrs.
  Lake Washington Downs/Melbourne, FL           6,875,400        267,911        1984          09/24/93          35 yrs.
  Lakeside North/Orlando, FL                   12,920,745        273,025        1984          04/14/94          35 yrs.
  Lakewood Place/Tampa, FL                     12,436,431        316,771        1986          03/10/94          35 yrs.
  The Landing/Greenville, SC                    6,366,925        102,495        1976          07/01/94          35 yrs.
  Laurel Ridge/Roanoke, VA                      4,033,953      1,222,933      1970/72         05/17/88          35 yrs.
  Laurel Village/Richmond, VA                   4,299,594        554,626        1972          09/06/91          35 yrs.
  The Ledges/Winston-Salem, NC                  6,636,362      2,772,056        1959          08/13/86          35 yrs.
  Liberty Crossing/Jacksonville, NC             6,098,593      1,201,195      1972/74         11/30/90          35 yrs.
  Mallard Green/Charlotte, NC                   3,107,538         50,058        1985          07/01/94          35 yrs.
  Marina Park/Miami, FL                         3,200,064         54,955        1974          07/01/94          35 yrs.
  Meadow Run/Richmond, VA                       5,192,717      1,937,275      1973/74         12/31/84          35 yrs.
  Meadowdale Lakes/Richmond, VA                11,045,744      3,962,507      1967/71         12/31/84          35 yrs.
  Mediterranean Village/Miami, FL              14,048,830        100,605        1989          09/30/94          35 yrs.
  The Melrose/Dumfries, VA                      8,204,663      2,930,274        1951          12/11/85          35 yrs.
  Mill Creek/Atlanta, GA                        7,846,081      2,009,265        1972          11/11/88          35 yrs.
  Mill Creek/Wilmington, NC                     5,878,222        732,780        1986          09/30/91          35 yrs.
  Northview/Salem, VA                           1,937,254      1,019,682        1969          09/29/78          35 yrs.
  Olde West Village/Richmond, VA               15,656,935      4,085,930   1978/82/85/87   12/31/84 & 8/27/91   35 yrs.
  Orange Orlando/Orlando, FL                    4,335,199        285,979        1971          01/21/93          35 yrs.
  Overlook/Greenville, SC                       6,020,639         95,414        1976          07/01/94          35 yrs.
  Palm Grove/Tampa, FL                          6,116,196        169,485      1969/71         04/15/94          35 yrs.
  The Park/Columbia, SC                         6,613,393         92,964      1975/77         07/01/94          35 yrs.
  Park Green/Raleigh, NC                        5,614,864        771,682        1987          09/27/91          35 yrs.
  Parkwood Court/Alexandria, VA                 7,117,024        253,356        1964          06/30/93          35 yrs.
  Patriot Place/Florence, SC                    6,296,880      1,968,990        1974          10/23/85          35 yrs.
  Peppertree/Charlotte, NC                      9,366,347        321,522        1987          12/14/93          35 yrs.
  Pinebrook/Clearwater,FL                       5,618,288        197,391        1977          09/28/93          35 yrs.
  Plum Chase/Columbia, SC                       8,299,847      1,656,205        1974          01/04/91          35 yrs.
  Regatta Shores/Orlando, FL                    7,443,335        126,332        1988          06/30/94          35 yrs.
  River Place/Macon, GA                         8,926,257        218,746        1988          04/08/94          35 yrs.
  River Road/Ettrick, VA                        2,673,468      1,299,045      1973/74         08/31/81          35 yrs.
  Riverwind/Spartanburg, SC                     7,397,815        267,013        1987          12/31/93          35 yrs.
  Rollingwood/Richmond, VA                      7,662,060      2,937,456      1974/78         12/31/84          35 yrs.
  Royal Oaks/Savannah, GA                      11,354,470        182,542        1980          07/01/94          35 yrs.
  Santa Barbara Landing/Naples, FL              9,204,611         94,605        1987          09/01/94          35 yrs.
  The Shire/Raleigh, NC                        14,017,184        341,701      1982/84         03/04/94          35 yrs.
  Somerset/Charleston, SC                       4,155,432         64,559        1979          07/01/94          35 yrs.
  St. Andrews/Columbia, SC                      7,875,167        126,675        1972          07/01/94          35 yrs.
  St. Andrews Commons/Columbia, SC             11,162,735        699,019        1986          05/20/93          35 yrs.
  Spring Forest/Raleigh, NC                    11,454,556      1,661,948      1978/81         05/21/91          35 yrs.
  Stanford Village/Atlanta, GA                  4,180,004        896,160        1985          09/26/89          35 yrs.
  Summit-on-Park/Charlotte, NC                  2,118,600        992,628        1963          01/17/84          35 yrs.
  Summit West/Tampa, FL                         7,962,938        426,047        1972          12/16/92          35 yrs.
  Three Fountains/Montgomery, AL                8,909,833        142,321        1973          07/01/94          35 yrs.
  Timbercreek/Richmond, VA                      3,496,207      1,578,883        1969          08/31/83          35 yrs.
  Towne Square/Hopewell, VA                     1,782,549        766,586        1967          08/27/85          35 yrs.
  Twin Coves/Baltimore, MD                      3,850,372         38,843        1974          08/16/94          35 yrs.
  Twin Rivers/Hopewell, VA                      2,154,978      1,164,316        1972          01/06/82          35 yrs.
  Village at Old Tampa Bay/Oldsmar, FL         13,026,075        438,122        1986          12/08/93          35 yrs.
  Vinyards/Orlando, FL                         13,424,670         70,290      1984/86         10/31/94          35 yrs.
  Walnut Creek/Raleigh, NC                     25,140,907        474,272      1985/86         05/17/94          35 yrs.
  Waterford/Columbia, SC                        7,927,003        130,766        1985          07/01/94          35 yrs.
  West Knoll/Newark, DE                         3,995,169         62,256        1964          07/01/94          35 yrs.
  Windsor Harbor/Charlotte, NC                  6,265,396      1,566,667        1971          01/13/89          35 yrs.
  Woodland Hollow/Charlotte, NC                 7,519,248      2,390,994      1974/76         11/03/86          35 yrs.
  Woodscape/Newport News, VA                    9,729,697      2,468,694      1974/76         12/29/87          35 yrs.
  Woodside/Baltimore, MD                       12,088,775        137,477        1966          08/16/94          35 yrs.

SCHEDULE III.
Summary of Real Estate Owned (continued)

                                                                                         Cost of
                                                                                        Improvements
                                                                                        Capitalized         Gross Amount at Which
                                                            Initial Cost to Trust       Subsequent to    Carried at Close of Period
                                                           Land and      Buildings       Acquisition       Land and      Buildings
                                                             Land           and           (Net of            Land           and
                                           Encumbrances  Improvements  Improvements      Disposals)      Improvements  Improvements
Apartments:
Shopping Centers:
  Circle/Richmond, VA                     $         --  $    885,964  $   1,836,464    $   1,487,795    $    947,570  $   3,262,653
  Cumberland Square/Dunn, NC                        --       661,636        832,148          769,014         718,915      1,543,883
  Deerfield Plaza/Myrtle Beach, SC                  --       883,767      2,182,509          601,928       1,240,702      2,427,502
  Glen Lea/Richmond, VA                      2,438,333       559,993        649,500        2,587,214       1,033,765      2,762,942
  Gloucester Exchange/Gloucester, VA                --       403,688      2,278,553          688,906         502,031      2,869,116
  Hanover Village/Richmond, VA                      --     1,928,339      1,003,416        5,163,705       2,939,044      4,453,996
  Kroger Sav-On/Waynesboro, VA                      --       319,300        990,901          437,592         332,702      1,415,091
  Laburnum Park/Richmond, VA                               2,599,657      4,188,394           69,429       1,928,265      4,929,215
  Laburnum Square/Richmond, VA               1,598,882       773,804      2,178,622        2,004,984       1,125,262      3,832,148
  Meadowdale/Richmond, VA                      886,030     1,099,620      3,875,145        1,097,943       1,286,137      4,786,571
  Rose Manor/Smithfield, NC                         --       496,000      1,038,694         (144,250)        542,229        848,215
  The Village/Durham, NC                            --     1,355,000      3,814,496        3,080,327       2,137,438      6,112,385
  Village Square/Myrtle Beach, SC                   --     3,070,000      6,429,614        1,709,102       3,727,678      7,481,038
  Willow Oaks/Hampton, VA                    3,540,000       934,220      1,211,045        6,905,563       3,106,434      5,944,394

Office and Industrial Buildings:
  Franklin St./Richmond, VA                         --        67,900        282,173           75,843          67,900        358,016
  Meadowdale Offices/Richmond, VA                   --       240,563        359,913          389,352         258,144        731,684
  Statesman Park/Roanoke, VA                        --        90,162        565,557           93,595         147,996        601,318
  Tri-County Buildings/Bristol, TN                  --       275,582        900,273        1,262,597         364,123      2,074,329

                                          $158,448,560  $152,982,937  $ 722,823,865  $   131,791,768    $174,536,140  $ 833,062,430



                                                                                                             Depreciable
                                                                                                               Life of
                                                  Total        Accumulated       Date of          Date         Building
                                                   (a)         Depreciation    Construction     Acquired      Component
Shopping Centers:
  Circle/Richmond, VA                       $     4,210,223  $   1,929,918     1956/62/67       11/01/73      25/35 yrs.
  Cumberland Square/Dunn, NC                      2,262,798        371,837     1972/78/84       08/28/86       35 yrs.
  Deerfield Plaza/Myrtle Beach, SC                3,668,204        749,242        1979          01/17/84       35 yrs.
  Glen Lea/Richmond, VA                           3,796,707      1,209,340      1964/85         05/25/83       25 yrs.
  Gloucester Exchange/Gloucester, VA              3,371,147        624,057        1974          11/12/87       35 yrs.
  Hanover Village/Richmond, VA                    7,393,040      1,300,866      1971/72         06/30/86       35 yrs.
  Kroger Sav-On/Waynesboro, VA                    1,747,793        638,030        1975          03/07/80       35 yrs.
  Laburnum Park/Richmond, VA                      6,857,480        590,431      1988/89         09/28/90       35 yrs.
  Laburnum Square/Richmond, VA                    4,957,410      1,669,898      1978/85         02/11/81       40 yrs.
  Meadowdale/Richmond, VA                         6,072,708      1,591,647      1976/82         12/31/84       35 yrs.
  Rose Manor/Smithfield, NC                       1,390,444        359,770      1972/75         08/28/86       35 yrs.
  The Village/Durham, NC                          8,249,823      1,869,102        1965          08/28/86       35 yrs.
  Village Square/Myrtle Beach, SC                11,208,716      1,648,664      1978/79         05/25/88       35 yrs.
  Willow Oaks/Hampton, VA                         9,050,828      2,345,313      1968/74         08/01/84       35 yrs.

Office and Industrial Buildings:
  Franklin St./Richmond, VA                         425,916        115,906        1890          07/01/86       35 yrs.
  Meadowdale Offices/Richmond, VA                   989,828        259,255        1983          12/31/84       35 yrs.
  Statesman Park/Roanoke, VA                        749,314        389,699        1974          05/22/75       33 yrs.
  Tri-County Buildings/Bristol, TN                2,438,452        646,409      1976/79         01/21/81       33 yrs.

                                            $ 1,007,598,570   $120,340,630

(a) The aggregate cost for federal income tax purposes was approximately $987 million at December 31, 1994 and $563 million at December 31, 1993.








                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Dominion Realty Trust, Inc.
           (registrant)

By  /s/ James Dolphin
    James Dolphin
    Senior Vice President, and Chief Financial Officer
    March 30, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 1995 by the following persons on behalf of the registrant and in the capacities indicated.


/s/ John P. McCann                                    /s/ R. Toms Dalton, Jr.
John P. McCann                                        R. Toms Dalton, Jr.
Director, President and Chief                         Director
  Executive Officer


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