Form 10-K/A
UNITED DOMINION REALTY TRUST INC
filed 1995-04-07
CIK 74208

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

                                AMENDMENT NO. 1


The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1994 as set forth in the pages attached hereto.


EXHIBIT INDEX

    Exhibit 12 "Computation of Ratio of Earnings to Fixed Charges" was inadvertently omitted from Item 14(a), EXHIBIT INDEX.


EXHIBITS

     Exhibit 12 "Computation of Ratio of Earnings to Fixed Charges" was inadvertently omitted from the Exhibits to Form 10-K for the year ended December 31, 1994.


                                         UNITED DOMINION REALTY TRUST, INC.
                                                     (Registrant)



Date: April 6, 1995                By:  /s/ Jerry A. Davis
                                   Jerry A. Davis, Vice President and
                                     Corporate Controller

 10(ii)  Employment Agreement between            Exhibit 10(v)(ii) to Form 10-K
         the Trust and James Dolphin,            for the year ended December
         dated October 29, 1982.                 31, 1982.


 10(iii  Employment Agreement between            Exhibit 10(iii) to Form 10-K
         The Trust and Barry M. Kornblau,        for the year December 31,
         dated January 1, 1991.                  1990.

 10(iv)  1985 Stock Option Plan,                 Exhibit B to the Trust's
         as amended                              definitive proxy statement
                                                 dated April 13, 1992.

 10(v)   1991 Stock Purchase and Loan            Exhibit 10(v) to Form 10-K for
         Plan                                    the year ended December 31,
                                                 1991.

 12      Computation of Ratio of Earnings        Exhibit 12 to this Form 10-K
         to Fixed Charges                        included herein

 13      Proofs of those pages of the 1994       Exhibit 13 to this Form 10-K
         Annual Report to Shareholders
         that includes information
         incorporated by reference into
         included herein this Form 10-K



 21 The Trust has the following subsidiaries, all of which are wholly owned: The Commons of Columbia, a Maryland corporation UDRT of North Carolina, L.L.C., a North Carolina limited liability company UDRT of Alabama, Inc., an Alabama corporation

 23      Consent of Independent                  Page 44
         Auditors

                                                                     EXHIBIT 12
                      United Dominion Realty Trust, Inc.
               Computation of Ratio of Earnings to Fixed Charges
                             (Dollar in thousands)



                                                      Year Ended    Year Ended     Year Ended    Year Ended    Year Ended
                                                      December 31,  December 31,   December 31,  December 31,  December 31,
                                                         1990          1991           1992          1993          1994
Income before extraordinary item                         $4,973        $3,604         $6,577       $11,197      $19,226

Add:
  Portion of rents representative
    of the interest factor                                   47           103            126           143          177
  Interest on indebtedness                                9,435        11,859         11,697        16,938       28,303
  Amortization of debt expense                               80            59            122           321          239
  Other                                                                                                             450

    Earnings                                            $14,535       $15,625        $18,522       $28,599      $48,395

Add:
  Depreciation on real estate                            10,464        12,845         15,732        19,764       29,049
  Other depreciation and amortization                        93           160            178           275          349
  Other income                                              (34)
  (Gains)losses on investments                             (417)          (26)         1,564            89         (108)
  Other

    Funds from operations as adjusted                   $24,641       $28,604        $35,996       $48,727      $77,685


Fixed charges-
  Interest on indebtedness                               $9,435       $11,859        $11,697       $16,938      $28,303
  Amortization of debt expense                               80            59            122           321          239
  Capitalized interest                                      597           291             73             0            0
  Portion of rents representative
    of the interest factor                                   47           103            126           143          177

     Fixed Charges                                      $10,159       $12,312        $12,018       $17,402      $28,719

Ratio of earnings to fixed charges                         1.43 x        1.27 x         1.54 x        1.64 x       1.69 x

Ratio of funds from operations to fixed charges            2.43          2.32           3.00          2.80         2.71