Form 10-Q
period 1995-03-31
UNITED DOMINION REALTY TRUST INC
filed 1995-05-15
CIK 74208

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                               FORM 10-Q


   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1995

                                   OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _______ to _______

                     Commission file number 1-10524

                   UNITED DOMINION REALTY TRUST, INC.
         (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              VIRGINIA                              54-0857512
       (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)           IDENTIFICATION NO.)

 10 SOUTH SIXTH STREET, RICHMOND, VIRGINIA           23219-3802
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

                              804-780-2691
          (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to filing requirements for at least the past 90 days.

          YES     [ X ]                      NO  [  ]

     Indicate the number of shares outstanding of each of the issuer's class of common stock as the latest practicable date.

                                                  OUTSTANDING AT
         CLASS OF COMMON STOCK                     MAY 1, 1995

             $1 PAR VALUE                          51,781,704

                   UNITED DOMINION REALTY TRUST, INC.

                      CONSOLIDATED BALANCE SHEETS
                              (unaudited)
                   (in thousands, except share data)

                                                                 March 31,       December 31,
                                                                   1995             1994
ASSETS

Real estate owned:
  Apartments                                                    $  950,717      $  928,758
  Shopping centers                                                  73,483          74,237
  Office and industrial buildings                                    4,604           4,604
                                                                 1,028,804       1,007,599
  Less accumulated depreciation                                    129,139         120,341
                                                                   899,665         887,258
Cash and cash equivalents                                           12,386           7,261
Other assets                                                        18,753          17,394

                                                                $  930,804      $  911,913

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable (Note 3)                                 $  153,325      $  158,449
7 1/4% Notes due April 1, 1999                                      75,000          75,000
8 1/2% Debentures due September 15, 2024                           150,000         150,000
Other notes payable (Note 4)                                       155,355         143,215
Accounts payable, accrued expenses and
 other liabilities                                                  16,057          18,459
Distributions payable to shareholders                               11,640           9,822
                                                                   561,377         554,945
Shareholders' equity:
  Preferred stock, no par value; 25,000,000 shares authorized:
    9 1/4% Series A Cumulative Redeemable Preferred Stock
    (liquidation preference of $25 per share), no shares
    issued and outstanding (Note 6)                                     --              --
  Common stock, $1 par value; 100,000,000 shares authorized,
    51,731,984 shares issued and outstanding (50,355,640
    in 1994) (Note 5)                                               51,732          50,356
  Additional paid-in capital                                       427,364         410,797
  Notes receivable from officer shareholders                        (5,984)         (5,991)
  Distributions in excess of net income                           (103,685)        (98,194)
    Total shareholders' equity                                     369,427         356,968

                                                                $  930,804      $  911,913

See accompanying notes.

                   UNITED DOMINION REALTY TRUST, INC.

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)
                 (in thousands, except per share data)

                                                    Three Months Ended
                                                        March 31,

                                                      1995       1994
Income:
  Property operations:
      Rental income                                  $45,493    $26,706
      Property Expenses:
        Utilities                                      3,657      2,712
        Repairs and maintenance                        6,347      3,716
        Real estate taxes                              3,236      1,802
        Property management                            1,254        970
        Other operating expenses                       4,069      2,239
        Depreciation of real estate owned              9,056      5,627

                                                      27,619     17,066

  Income from property operations                     17,874      9,640
  Interest and other income                              174        114
                                                      18,048      9,754

Expenses:
  Interest                                            10,454      4,731
  General and administrative (Note 9)                  1,234      1,420
  Other depreciation and amortization                    273        188
                                                      11,961      6,339

Income before gains (losses) on invest-
  ments and extraordinary item                         6,087      3,415
Gain on sale of real estate owned                         63         --
Net income                                           $ 6,150    $ 3,415

Net income per share:
  Before extraordinary item                          $   .12    $    .08
  Extraordinary item                                       --         --
                                                     $   .12    $    .08

Distributions declared per share                     $  .225     $  .195

Weighted average number of
  shares outstanding                                  51,125      41,688

See accompanying notes.

                   UNITED DOMINION REALTY TRUST, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited)
                             (in thousands)
                                                          Three Months Ended
                                                                March 31,

                                                             1995      1994

OPERATING ACTIVITIES:
  Net income                                              $ 6,150    $ 3,415
  Adjustments to reconcile net income to
    net cash provided by operating activities:
     Gains on sale of real estate owned                       (63)        --
     Depreciation and amortization                          9,329      5,815
     Adoption of SFAS No. 112 "Employers' Accounting
       for Postemployment Benefits (Note 9)                    --        450
     Changes in operating assets and liabilities:
       Increase (decrease) in operating liabilities        (2,554)       885
       Increase in operating assets                          (540)      (286)
  Net cash provided by operating activities                12,322     10,279

INVESTING ACTIVITIES:
  Acquisitions of real estate, net of debt and
    liabilities assumed                                   (16,913)   (27,103)
  Capital expenditures                                     (6,657)    (3,356)
  Net proceeds from sale of real estate owned               1,281         --
  Other                                                         1         44
  Net cash used in investing activities                   (22,288)   (30,415)

FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock               17,950        834
  Increase in mortgages and notes payable                   9,860     15,000
  Net short-term bank borrowings                           22,350     16,650
  Cash distributions paid to shareholders                  (9,822)    (7,291)
  Scheduled mortgage principal payments                      (323)      (202)
  Payments on notes and non-scheduled
    mortgage principal payments                           (24,924)      (106)
  Other                                                        --        (33)
  Net cash provided by financing activities                15,091     24,852

Net increase in cash and cash equivalents                   5,125      4,716
Cash and cash equivalents, beginning of period              7,261      5,773

Cash and cash equivalents, end of period                $  12,386  $  10,489



See accompanying notes.

                   UNITED DOMINION REALTY TRUST, INC.
             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 1995
                              (UNAUDITED)
           (In thousands, except share and per share amounts)

                                            Common Stock,
                                            $1 Par Value                    Additional    Receivable     Distributions     Total
                                    Number                     Preferred     Paid-in     from Officer    in Excess of  Shareholders'
                                 of Shares (a)       Amount    Stock (b)     Capital     Shareholders     Net Income       Equity

Balance at
 December 31, 1994                50,355,640         $50,356       -        $410,797         ($5,991)      ($98,194)       356,968
Shares issued in
 direct institutional sale         1,360,000           1,360       -          16,452                                        17,812
Exercise of
 share options                        16,344              16       -             115                                           131
Shares purchased
 by officers net
 of repayments                                                     -                               7                             7
Net income                                                         -                                          6,150          6,150
Distributions declared
 ($.225 per share)                                                 -                                        (11,641)       (11,641)
Balance at March 31, 1995         51,731,984         $51,732       -        $427,364         ($5,984)     ($103,685)      $369,427



(a) See Note 5 to Consolidated Financial Statements
(b) See Note 6 to Consolidated Financial Statements


                    UNITED DOMINION REALTY TRUST, INC.

                Notes to Consolidated Financial Statements
                              March 31, 1995
                                (Unaudited)

(1) The consolidated financial statements of the Trust include the accounts of the Trust and its wholly-owned subsidiaries. All significant inter-company accounts have been eliminated in consolidation. The financial information furnished reflects all adjustments which are necessary for a fair presentation of financial position at March 31, 1995 and results of operations for the interim periods ended March 31, 1995 and 1994. Such adjustments are of a normal and recurring nature. The interim results prorated are not necessarily indicative of results that can be expected for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related notes appearing in the Trust's 1994 Annual Report.

(2) Certain previously reported amounts have been reclassified to conform with current financial statement presentation.

(3) Mortgage notes payable consist of conventional mortgage notes payable and "bond indebtedness" which represents mortgages or deeds of trust granted to secure tax exempt bonds issued to finance the acquisition and/or rehabilitation of certain of the Trust's properties. Conventional mortgage notes payable included 22 loans encumbering 16 properties at March 31, 1995 and 18 loans encumbering 12 properties at March 31, 1994. Mortgage notes payable aggregating $52.8 million and $25.6 million at March 31, 1995 and 1994 had fixed rates of interest ranging from approximately 7.00% to 12.50% (weighted average interest rate of 8.45% at March 31, 1995). Bond indebtedness aggregating $88.3 million and encumbering 17 properties at March 31, 1995 had fixed rates of interest ranging from 5.91% to 8.5% (weighted average interest rate of 6.97% at March 31, 1995). At March 31, 1995, the Trust had variable rate bond indebtedness aggregating $12.2 million (weighted average interest rate of 5.46% at March 31, 1995).

(4) A summary of unsecured notes payable at March 31, 1995 and 1994 is as follows:

     Dollars in thousands                              1995            1994
     COMMERCIAL BANKS
       Borrowings outstanding under revolving
         credit facilities and bank lines of
         credit (a)                                $  36,500      $  45,300
       Variable rate note due June, 1995 (b)          10,000             --
       Variable rate note due November, 1994              --         10,000
       Unsecured note due April, 1994                     --         15,000
     INSURANCE COMPANIES-SENIOR UNSECURED NOTES
       7.98% due March, 1997-2003                      52,000        52,000
       9.57% due July, 1996                            35,000        35,000
       7.89% due March, 1996                           10,000        10,000
       7.57% due March, 1995                               --        10,000
       8.72% due November, 1995-1998                    8,000        10,000
     OTHER                                              3,855 (c)       801
                                                   $  155,355     $ 188,101

     (a) Borrowings under the Trust's bank credit arrangements bear interest from LIBOR plus 5/8% to the respective bank's prime rate, depending on the level of the Trust's debt as defined. The weighted average daily interest rate during the first quarter of 1995 and 1994 was 6.77% and 3.96%, respectively. The weighted average daily interest rate on March 31, 1995 and 1994 was 7.05% and 4.22%, respectively. The debt was repaid in April, 1995.

     (b) This note bears interest at one month LIBOR plus 62 1/2 basis points. The weighted average daily interest rate during the first quarter of 1995 was 6.62% and the weighted average daily interest rate at March 31, 1995 was 6.75%. The note was repaid in April, 1995.

     (c) Includes $3.3 million deferred gain from interest rate hedge transaction consummated in the third quarter of 1994.

(5) In February, 1995, the Trust sold 1,360,000 shares of its common stock to a group of institutional investors at a price of $13 1/8 per share. Net proceeds of $17.8 million were used to curtail then existing bank debt.

(6) In April, 1995, the Trust sold 4,200,000 shares of 9 1/4% Cumulative Redeemable Preferred Stock ($25.00 liquidation preference). Net proceeds of approximately $101.4 million were used to repay, in full, then existing bank debt and to fund the acquisition of a portfolio of nine apartment communities (see Note 8).

     Dividends on the Preferred Stock are cumulative from the date of issuance and payable on a quarterly basis commencing on July 15, 1995, at an annual dividend rate of $2.3125 per share. On and after April 24, 2000, the Preferred Stock may be redeemed at the option of the Trust solely out of sale proceeds of other capital stock of the Trust, in whole or in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends, if any, thereon. The Preferred Stock has no stated maturity and will not be subject to any sinking fund or mandatory redemption and will not be convertible into any other securities of the Trust.

(7) During the first quarter of 1995, the Trust acquired two apartment communities containing 479 units at a total cost of $16.4 million, including closing costs.

(8) On May 4, 1995, the Trust purchased a portfolio of nine apartment communities containing 1,596 units for $65.5 million, excluding closing costs. The properties are located in Delaware (1), Maryland
     (5) and Virginia (3).

(9) At the beginning of 1994, the Trust adopted the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits". The cumulative effect of this accounting change was to decrease net income by $450,000 or $.01 per share for the first quarter of 1994. This change is included in the caption "General and Administrative" expense in the Trust's income statement.

                   UNITED DOMINION REALTY TRUST, INC.

                               Form 10-Q

                      Quarter Ended March 31, 1995

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND OPERATIONS

     Funds from operations (FFO) is defined as income before gains (losses) on investments and extraordinary items (computed in accordance with generally accepted accounting principles) plus real estate depreciation and after adjustment for significant non-recurring items, if any. The Trust considers funds from operations in evaluating property acquisitions and its operating performance and believes that funds from operations should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Trust's operating performance and liquidity. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

     In early 1995, the National Association of Real Estate Investment Trusts ("NAREIT") adopted a White Paper recommending certain changes to the calculation of FFO. The Trust has implemented these recommendations and has restated FFO for 1994 to conform with the revised definition set forth above. The impact of adopting the NAREIT recommendations was to reduce FFO by approximately $321,000 in the first quarter of 1995 and $264,000 in the first quarter of 1994.

RESULTS OF OPERATIONS

     For the first quarter of 1995, the Trust reported increases over the comparable 1994 quarter in rental income, income from property operations, net income, and funds from operations. First quarter 1995 rental income was $45.5 million compared to $26.7 million in the first quarter of 1994, an increase of $18.8 million or 70%. Income from property operations, excluding depreciation, increased from $15.3 million to $26.9 million, an increase of $11.7 million or 76%. Net income for the first quarter totaled $6.2 million which was $2.7 million or 80%, greater than the $3.4 million reported in last year's first quarter. On a per share basis, net income increased from $.08 for the first quarter of 1994 to $.12 in the first quarter of 1995. Net income for the 1994 quarter includes a $450,000 charge ($.01 per share) reflecting the Trust's implementation of the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits". Funds from operations increased 60% from $9.5 million last year to $15.1 million in the current year's first quarter.

     The Trust's 1994 acquisitions made the largest contribution to the reported increases; however, improved results from its core portfolio of mature apartments also had a positive impact on first quarter results. For the Trust's 17,914 mature apartment units (74 communities) that have been owned since the beginning of 1994, economic occupancy increased 3.5% to 95.6% in the current quarter compared to 92.1% for the first quarter last year. Rents and other income at these properties grew by 7.0% and operating expenses decreased approximately .9% (due in part from the mild winter which reduced weather related expenses such as gas expense and snow removal expense). Certain expenses such as rental promotions and electricity for vacant units were also down due to firmer apartment markets. These factors caused the operating expense ratio to decline 3.2% to 41.9%. As a result, net operating income from these apartment units increased 13.5% or $1.8 million. For the remaining 11,847 apartment units (48 communities), acquired by the Trust since January 1, 1994, occupancy averaged 92.9% and operating expenses at these properties were 42.8% of revenues during the 1995 first quarter.

     For the first quarter, net operating income from commercial properties decreased 8.4% or $167,000 from the first quarter last year. The decrease was caused primarily by anchor tenant vacancies at three shopping centers and one industrial park during 1995 and the sale of one shopping center in 1994 and one in February, 1995. Average occupancy decreased approximately 4.6% to 80% compared to the same quarter last year.

     During the first quarter, interest expense was approximately $5.7 million higher than it was in the first quarter of 1994 ($10.5 million in 1995 versus $4.7 million in 1994) as the Trust had more debt outstanding in 1995 than in 1994.

     For the first quarter of 1995, depreciation expense increased to $9.1 million versus $5.6 million in 1994, reflecting the portfolio expansion that has occurred during the past year.

     Management expects that the Trust's operating results for the second quarter of 1995 will show continued improvement over the comparable period last year reflecting the continued positive impact of the Trust's 1994 and 1995 acquisitions. During 1994, the Trust's mature apartment occupancy improved steadily through August and then stabilized between 95% an 96% during the remainder of the year. Mature apartment operating results improved during each succeeding quarter last year. Thus, year to year improvement in quarterly mature apartment operating results will be more moderate in the remaining 1995 quarters.
Similarly, higher rent growth will be more important to improved result than occupancy gains throughout the remainder of 1995. Management believes that the Trust's operating results should benefit over the next few years from a number of factors including (i) the contribution of the large volume of units acquired since 1994 and expected to be acquired during the remainder of 1995, (ii) improving apartment markets as a result of anticipated job growth and resultant household formation in the Southeast and, (iii) few new apartments coming to market in 1995.

FINANCIAL CONDITION

     As a qualified REIT, the Trust distributes a substantial portion of its cash flow to its shareholders in the form of dividends. For the first quarter of 1995, the dividend payout ratio (the ratio of distributions declared per share to FFO) was 76% and the Trust's cash flow from operating activities exceeded cash distributions paid to shareholders by $2.5 million. The Trust utilizes a variety of primarily external financing sources to fund new acquisitions, property renovations and expansions, major capital improvements and balloon debt payments. The Trust has frequently utilized its bank lines of credit to temporarily finance these expenditures and has subsequently replaced any short-term bank debt so incurred with longer term debt or equity.

     At the beginning of 1995, the Trust had approximately $7.3 million of cash and cash equivalents and $89.35 million of available and unused revolving credit facilities and lines of credit. In February, 1995, the Trust sold 1.36 million shares of common stock at a $13 1/8 per share to a group of institutional investors. Net proceeds of approximately $17.8 million were used to curtail then existing bank debt. In April, 1995, the Trust sold 4.2 million shares of 9 1/4% Cumulative Redeemable
Preferred Stock at $25 per share.   The net proceeds of approximately
$101.4 million were used to retire short-term bank debt and to acquire a portfolio of nine apartment communities for approximately $65.5 million, excluding closing costs.

     During the first quarter of 1995, the Trust acquired two apartment communities (479 units) at a total cost of approximately $16.3 million, excluding closing costs, all cash. On February 10, 1995, the Trust acquired a 240 unit garden community in Memphis, Tennessee that was purchased for $7.1 million, excluding closing costs ($29,600 per unit). On March 29, 1995, the Trust acquired a 239 unit garden community in Atlanta, Georgia for $9.2 million, excluding closing costs ($38,500 per unit).

     On May 4, 1995, the Trust closed on a portfolio of nine apartment communities which had been under contract since March. The nine communities contain 1,596 units and were purchased for $65.5 million, excluding closing costs, from a single seller. The properties were constructed between 1987 and 1991 and are located in Delaware (1), Maryland (5) and Virginia (3). The portfolio is expected to have an immediate positive impact on the Trust's operating results.

     On April 7, 1995, the Trust sold an 88-unit apartment property in Miami, Florida for $3.1 million. This property had been acquired on July 1, 1994 as part of the Clover Portfolio.

     At March 31, 1995, commercial properties, primarily strip shopping centers, constituted 8% of the Trust's real estate owned at cost.
During the first quarter of 1995 and 1994, commercial properties provided 5% and 10%, respectively, of the Trust's rental income. During the first quarter of 1995, the Trust sold Rose Manor Shopping Center in Smithfield, North Carolina and five acres of undeveloped land at Cumberland Square Shopping Center in Dunn, North Carolina. The net gain from the sales of these properties aggregated $63,000. In addition, the Trust has entered into contracts to sell four of its Richmond area shopping centers (Glen Lea, Hanover Village, Laburnum Park and Laburnum Square). The purchaser, another real estate investment trust, will pay the Trust $12.2 million in cash and issue $9.0 million stated value of convertible preferred stock. Closing is scheduled to occur on or before June 30, 1995 and for financial reporting purposes, a gain exceeding $3 million is expected to be recognized on the disposition. For federal income tax purposes, certain of the transactions will be structured as tax deferred exchange with the result that the large portion of the related capital gain will be deferred. The Trust has also contracted to sell land parcels at two shopping centers by September 30, 1995. It is anticipated that the net cash proceeds from these sales will be used for additional apartment acquisition as suitable opportunities arise.

     The Trust's liquidity and capital resources are believed to be more than adequate to meet its cash requirements for the foreseeable future.

                   UNITED DOMINION REALTY TRUST, INC.

                               Form 10-Q

                      Quarter Ended March 31, 1995

                      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities

     The Trust's Articles of Incorporation authorize 25,000,000 shares of Preferred Stock, no par value ("Preferred Stock").

     On April 24, 1995, the Board of Directors designated a series of 4,600,000 shares of Preferred Stock the "9 1/4% Series A Cumulative Redeemable Preferred Stock" (the "Series A Preferred"). Holders of shares of the Series A Preferred are entitled to receive, when and as declared by the Board of Directors, out of funds legally available for the payment of dividends, cumulative preferential cash dividends at the rate of $2.1325 per share per annum. Dividends on the Series A Preferred of the Trust will be cumulative from the date of original issue and will be payable quarterly on or about the fifteenth day of January, April, July and October of each year, commencing July 15, 1995, at the rate of 9 1/4% of the liquidation preference per annum. Such dividends are payable before any dividends may be declared or paid on the Common Stock. On and after April 24, 2000, the Series A Preferred may be redeemed for cash at the option of the Trust, in whole or in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends, if any, thereon. The redemption price (other than the portion thereof consisting of accrued and unpaid dividends) is payable solely out of the sale proceeds of other capital stock of the Trust, which may include shares of other series of preferred stock. The Series A Preferred has no stated maturity and will not be subject to any sinking fund or mandatory redemption and will not be convertible into any other securities of the Trust. However, the Trust may redeem shares of Series A Preferred at any time in order to preserve its status as a real estate investment trust ("REIT") for federal income tax purposes.

     In the event of any liquidation, dissolution or winding up of the Trust, the holders of shares of Series A Preferred are entitled to be paid out of the assets of the Trust legally available for distribution to its shareholders a liquidation preference of $25.00 per share, plus an amount equal to any accrued and unpaid dividends to the date of payment, before any distribution of assets is made to holders of Common Stock or any other capital stock that ranks junior to the Series A Preferred as to liquidation rights.

     On April 24 and 27, 1995, the Trust sold an aggregate total of 4,200,000 shares of Series A Preferred in an underwritten public offering.

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     On May 2, 1995, the Trust held its Annual Meeting of Shareholders. A total of 40,608,355 shares of common stock, representing 78.5% of the 51,730,984 shares outstanding and entitled to vote as of the record date (March 17, 1995) were represented in person or by proxy and constituted a quorum.

     At the meeting, nine (9) Directors were re-elected. Each Director will serve an approximate one (1) year term until the Trust's next Annual Meeting. The following persons were elected Directors with each receiving at least 40,367,094 shares, representing 78.03% of the total number of shares entitled to vote at the meeting and 99.4% of the shares voted: Jeff C. Bane, Robert P. Buford, R. Toms Dalton, Jr., James Dolphin, Barry M. Kornblau, John C. Lanford, John P. McCann, H. Franklin Minor, and C. Harmon Williams, Jr.

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports of Form 8-K

     (a) The exhibits listed on the accompanying index to exhibits are filed as part of this quarterly report.

     (b)  Reports on Form 8-K

          None

                   UNITED DOMINION REALTY TRUST, INC.

                             EXHIBIT INDEX

                               Item 6 (a)


     References to pages under the caption "Location" are to sequentially numbered pages of the manually signed original of this Form 10-Q, and references to exhibits, forms, or other filings indicate that the form or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference.

Exhibit      Description                            Location

3(a)(i)      Restated Articles of Incorporation     Exhibit 3 to the Trust's
                                                    Quarterly Report on Form
                                                    10-Q for the quarter
                                                    ended June 30, 1992

3(a)(ii)     Amendment of Restated Articles         Exhibit 6(a)(2) to the
             of Incorporation                       Trust's Form 8-A
                                                    Registration Statement
                                                    dated April 19, 1990

3(a)(iii)    Amendment of Restated Articles         Exhibit 1(c) to the Trust's
             of Incorporation                       Form 8-A Registration
                                                    Statement dated
                                                    April 24, 1995

3(b)         By-Laws                                Exhibit 4(c) to the
                                                    Trust's Form S-3
                                                    Registration Statement
                                                    (Registration No.
                                                    33-44743) filed with
                                                    the Commission on
                                                    December 31, 1991

4(i)(a)      Specimen Common Stock                  Exhibit 4(i) to the
             Certificate                            Trust's Annual Report
                                                    on Form 10-K for the
                                                    year ended December 31, 1993

4(i)(b)      Specimen certificate for shares        Exhibit 1(e) to the Trust's
             of 9 1/4% Series A Cumulative          Form 8-A Registration
             Redeemable Preferred Stock             Statement dated April
                                                    24, 1995

4(ii)(a)     Loan Agreement dated as of             Exhibit 6(c)(l) to the
             November 7, 1991, between the          Trust's Form 8-A
             Trust and Aid Association for          Registration Statement
             Lutherans                              dated April 19, 1990

4(ii)(b)     Loan Agreement dated as of             Exhibit 6(c)(2) to the
             November 14, 1991, between the         Trust's Form 8-A
             Trust and Signet Bank/Virginia         Registration Statement
                                                    dated April 19, 1990

4(ii)(c)     Note Purchase Agreement dated          Exhibit 6(c)(3) to the
             as February 19, 1992, between          Trust's Form 8-A
             the Trust and Principal Mutual         Registration Statement
             Life Insurance Company                 dated April 19, 1990

4(ii)(e)     Note Purchase Agreement dated          Exhibit 6(c)(5) to the
             as of January 15, 1993, between        Trust's Form 8-A
             the Trust and CIGNA Property           Registration Statement
             and Casualty Insurance Company,        dated April 19, 1990
             Connecticut General Life Insurance
             Company, Connecticut General Life
             Insurance Company, on behalf of
             one or more separate accounts,
             Insurance Company of North
             America, Principal Mutual Life
             Insurance Company and Aid
             Association for Lutherans

4(ii)(f)(1)  Indenture dated as of April 1, 1994,   Exhibit 4(ii)(f)(1)
             between the Trust and NationsBank      to the Trust's Quarterly
             of Virginia, N.A., as Trustee          Report on Form 10-Q for
                                                    the quarter ended March 31,
                                                    1994

4(ii)(f)(2)  Resolution of the Board of Directors   Exhibit 4(ii)(f)(2)
             of the Trust establishing terms of     to the Trust's Quarterly
             7 1/4% Notes due April 1, 1999         Report on Form 10-Q for
                                                    the quarter ended March 31,
                                                    1994

4(ii)(f)(3)  Form of 7 1/4% Notes due               Exhibit 4(ii)(f)(3) to
             April 1, 1999                          the Trust's Quarterly
                                                    Report on Form 10-Q
                                                    for the quarter ended
                                                    March 31, 1994

4(ii)(f)(4)  Resolution of the Board of             Exhibit 4 (ii)(f)(4)
             the Trust establishing terms of        to the Trust's Quarterly
             the 8 1/2% Debentures due              Report on Form 10-Q for
             September 15, 2024                     quarter ended September 30,
                                                    1994

4(ii)(f)(5)  Form of 8 1/2% Debentures              Exhibit 4 (ii)(f)(5) to
             due September 15, 2024                 the Trust's Quarterly
                                                    Report on Form 10-Q for
                                                    the quarter ended
                                                    September 30, 1994

4(ii)(g)     Credit Agreement dated as of           Exhibit 6 (c)(6) to the
             December 15, 1994 between the          Trust's Form 8-A
             Trust and First Union National Bank    Registration Statement
             of Virginia                            dated April 19, 1990


     The Trust agrees to furnish to the Commission on request a copy of any instrument with respect to long-term debt of the Trust or its subsidiary the total amount of securities authorized under which does not exceed 10% of the total assets of the Trust.

10(i)        Employment Agreement between           Exhibit 10(v)(i) to Form
             the Trust and John P. McCann           10-K for the year ended
             dated October 29, 1982                 December 31, 1982.

10(ii)       Employment Agreement between           Exhibit 10(v)(ii) to
             the Trust and James Dolphin,           Form 10-K for the year
             dated October 29, 1982.                ended December 31, 1982.

10(iii)      Employment Agreement between           Exhibit 10(iii) to Form
             The Trust and Barry M. Kornblau,       10-K for the year
             dated January 1, 1991.                 December 31, 1990.

10(iv)       1985 Stock Option Plan,                Exhibit B to the Trust's
             as amended                             definitive proxy statement
                                                    dated April 13, 1992.

10(v)        1991 Stock Purchase and Loan Plan      Exhibit 10(v) to Form 10-K
                                                    for the year ended
                                                    December 31, 1991.

12           Computation of Ratio of Earnings       Exhibit 12 to this Form 10-Q
             to Fixed Charges                       included herein

21 The Trust has the following subsidiaries, all of which are wholly owned:
             The Commons of Columbia, a Maryland corporation
             UDRT of North Carolina, L.L.C., a North Carolina limited liability company
             UDRT of Alabama, Inc., an Alabama corporation

                   UNITED DOMINION REALTY TRUST, INC.

                               Form 10-Q

                      Quarter Ended March 31, 1995

                               SIGNATURES


Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              UNITED DOMINION REALTY TRUST, INC.


Date:          May 15, 1995             /s/ James Dolphin
                                            James Dolphin, Senior
                                            Vice President
                                            Chief Financial Officer




Date:          May 15, 1995             /s/ Jerry A. Davis
                                            Jerry A. Davis, Vice
                                            President
                                            Corporate Controller