Form 10-Q
period 1995-06-30
UNITED DOMINION REALTY TRUST INC
filed 1995-08-14
CIK 74208

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-Q


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all report or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 mon subject to filing requirements for at least the past 90 days.

          YES           [X]                      NO        [ ]

     Indicate the number of shares outstanding of each of the issuer's class of common stock as the latest practicable date.

                                                         OUTSTANDING AT
                     CLASS OF COMMON STOCK               AUGUST 3, 1995

                         $1 PAR VALUE                        51,791,093

                     UNITED DOMINION REALTY TRUST, INC.
                        CONSOLIDATED BALANCE SHEETS
                                (unaudited)
                     (in thousands, except share data)


                                                                  June 30,                December 31,
                                                                    1995                      1994
ASSETS

Real estate owned: (Notes 7 and 8)
  Apartments                                                     $1,030,444               $  928,758
  Shopping centers                                                   52,758                   74,237
  Office and industrial buildings                                     4,605                    4,604
                                                                  1,087,807                1,007,599
  Less accumulated depreciation                                     133,465                  120,341
                                                                    954,342
                                                                                             887,258
Cash and cash equivalents                                            14,017                    7,261
Other assets (Note 8)                                                29,175                   17,394

                                                                 $  997,534               $  911,913


LIABILITIES AND SHAREHOLDERS' EQUITY


Mortgage notes payable (Note 3)                                   $ 158,041                  $158,449
7 1/4% Notes due April 1, 1999                                       75,000                    75,000
8 1/2% Debentures due September 15, 2024                            150,000                   150,000
Other notes payable (Note 4)                                        108,724                   143,215
Accounts payable, accrued expenses and other liabilities             24,654                    18,459
Distributions payable to common shareholders                         11,652                     9,822
                                                                    528,071                   554,945
Shareholders' equity:
  Preferred stock, no par value; 25,000,000 shares authorized:
    9 1/4% Series A Cumulative Redeemable Preferred Stock
    (liquidation preference of $25 per share),
    4,200,000 shares issued and outstanding
    (no shares outstanding in 1994) (Note 6)                        105,000                       ---
  Common stock, $1 par value; 100,000,000 shares authorized,
    51,784,981 shares issued and outstanding (50,355,640
    in 1994) (Note 5)                                                51,785                    50,356
  Additional paid-in capital                                        424,206                   410,797
  Notes receivable from officer shareholders                         (5,969)                   (5,991)
  Distributions in excess of net income                            (105,559)                  (98,194)
    Total shareholders' equity                                      469,463                   356,968

                                                                  $ 997,534                  $911,913

See accompanying notes.

                     UNITED DOMINION REALTY TRUST, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (unaudited)
                   (in thousands, except per share data)


                                                     Three Months Ended                Six Months Ended
                                                          June 30,                          June 30,
                                                    1995            1994             1995             1994
Income:
  Property operations:
         Rental income                            $47,747          $29,673          $93,239          $56,379
         Property expenses:
           Utilities                                3,271            2,144            6,927            4,856
           Repairs and maintenance                  7,717            4,724           14,065            8,441
           Real estate taxes                        3,422            2,062            6,658            3,864
           Property management                      1,114            1,083            2,368            2,052
           Other operating expenses                 4,146            2,480            8,214            4,720
           Depreciation of real estate owned        9,493            6,238           18,549           11,877
                                                   29,163           18,731           56,781           35,810
  Income from property operations                  18,584           10,942           36,458           20,569
  Interest and other income                           361              272              535              386
                                                   18,945           11,214           36,993           20,955
Expenses:
  Interest                                         10,135            5,890           20,589           10,621
  General and administrative (Note 9)               1,547            1,067            2,781            2,486
  Other depreciation and amortization                 270              190              543              366
                                                   11,952            7,147           23,913           13,473
Income before gains on sales of invest-
  ments and extraordinary item                      6,993            4,067           13,080            7,482
Gains on sales of real estate
  owned (Note 8)                                    4,576               --            4,639              ---
Income before extraordinary item                   11,569            4,067           17,719            7,482
Extraordinary item -early
  extinguishment of debt                               --              (89)              --              (89)
Net income                                         11,569            3,978           17,719            7,393
Dividends to preferred share-
  holders (Note 6)                                  1,781               --            1,781               --
Net income available to
  common shareholders                             $ 9,788          $ 3,978          $15,938          $ 7,393

Net income per common share:
  Before extraordinary item                       $   .19          $   .09          $   .31          $   .18
  Extraordinary item                                   --               --               --               --
                                                  $   .19          $   .09          $   .31          $   .18
Distributions declared per common share           $  .225          $  .195          $   .45          $   .39
Weighted average number of
  common shares outstanding                        51,776           42,508           51,452           42,100

See accompanying notes.

                     UNITED DOMINION REALTY TRUST, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)
                               (in thousands)

                                                                                   Six  Months Ended
                                                                                        June 30,

                                                                                 1995             1994

OPERATING ACTIVITIES:
  Net income                                                                $  17,719        $   7,393
  Adjustments to reconcile net income to
    net cash provided by operating activities:
         Gains on sales of investments (Note 8)                                (4,639)              --
         Extraordinary item                                                        --               89
         Depreciation and amortization                                         19,092           12,243
         Adoption of SFAS No. 112 "Employers' Accounting
           for Postemployment Benefits (Note 9)                                    --              450
         Changes in operating assets and liabilities:
           Increase in operating liabilities                                    4,539            5,528
           Increase in operating assets                                          (246)            (651)
  Net cash provided by operating activities                                    36,465           25,052

INVESTING ACTIVITIES:
  Acquisitions of real estate, net of debt and liabilities
    assumed  (Note 9)                                                         (95,111)         (86,443)
  Capital expenditures                                                        (14,547)          (7,441)
  Net proceeds from sales of real estate owned (Note 8)                        16,601               --
  Other                                                                            36              100
  Net cash used in investing activities                                       (93,021)         (93,784)

FINANCING ACTIVITIES:
  Net proceeds from the public sale of preferred stock (Note 6)               101,478               --
  Net proceeds from issuance of common stock (Note 5)                          18,383          108,989
  Increase in mortgages and notes payable                                      25,369          102,855
  Net repayment of short-term bank borrowings                                 (14,150)         (28,650)
  Cash distributions paid to common shareholders                              (21,473)         (15,423)
  Scheduled mortgage principal payments                                        (1,115)            (671)
  Payments on notes and non-scheduled
    mortgage principal payments                                               (45,180)         (18,147)
  Net cash provided by financing activities                                    63,312          148,953

Net increase in cash and cash equivalents                                       6,756           80,221
Cash and cash equivalents, beginning of period                                  7,261            5,773

Cash and cash equivalents, end of period                                    $  14,017        $  85,994

See accompanying notes.

                       UNITED DOMINION REALTY TRUST, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1995
                                  (UNAUDITED)
               (In thousands, except share and per share amounts)



                              Common Stock, $1 Par Value   Preferred Stock  Additional   Receivable      Distributions     Total
                                   Number               Number               Paid-in    from Officer    in Excess of   Shareholders'
                                 of Shares   Amount    of Shares    Amount   Capital    Shareholders     Net Income       Equity

Balance at December 31, 1994    50,355,640  $50,356         --                $410,797    ($5,991)       ($98,194)       $356,968

Sale of common
 shares issued in direct
 institutional sale (Note 5)     1,360,000    1,360         --                  16,452                                     17,812
Sale of preferred
 shares issued in public
 offering (Note 6)                                       4,200     $105,000     (3,522)                                   101,478
Exercise of share options           69,064       69         --                     476                                        545
Shares purchased by
 officers net of repayments                                 --                                 22                              22
Shares issued through
 Employee Stock Purchase Plan          277       --                                  3                                          3
Net income                                                  --                                             17,719          17,719
Preferred stock dividends
 declared                                                                                                  (1,781)         (1,781)
Common stock dividends
 declared ($.45 per share)                                  --                                            (23,303)        (23,303)
Balance at June 30, 1995        51,784,981  $51,785      4,200     $105,000   $424,206    ($5,969)      ($105,559)       $469,463



See accompanying notes.

                     UNITED DOMINION REALTY TRUST, INC.

                 Notes to Consolidated Financial Statements
                               June 30, 1995
                                (Unaudited)

(1) The consolidated financial statements of the Trust include the accounts of the Trust and its wholly-owned subsidiaries. All significant inter-company accounts have been eliminated in consolidation. The financial information furnished reflects all adjustments which are necessary for a fair presentation of financial position at June 30, 1995 and results of operations for the interim periods ended June 30, 1995 and 1994. Such adjustments are of a normal and recurring nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related notes appearing in the Trust's 1994 Annual Report.

(2) Certain previously reported amounts have been reclassified to conform with current financial statement presentation.

(3) Mortgage notes payable consist of conventional mortgage notes payable and "bond indebtedness" which represents mortgages or deeds of trust granted to secure tax-exempt bonds issued to finance the acquisition and/or rehabilitation of certain of the Trust's properties. Conventional mortgage notes payable included 16 loans encumbering 10 properties at June 30, 1995 and 18 loans encumbering 12 properties at June 30, 1994. Mortgage notes payable aggregating $42.4 million at June 30, 1995 had fixed rates of interest ranging from 7.00% to 9.625% (weighted average interest rate of 8.06%). Bond indebtedness aggregating $103.6 million and encumbering 16 properties at June 30, 1995 had fixed rates of interest ranging from 5.976% to 8.00% (weighted average interest rate of 6.95%). At June 30, 1995, the Trust had variable rate bond indebtedness encumbering three properties aggregating $12.1 million (weighted average interest rate of 5.21%).

(4) A summary of unsecured notes payable at June 30, 1995 and 1994 is as follows:

         Dollars in thousands                             1995            1994
         COMMERCIAL BANKS
           Variable rate note due November, 1994 (a)                    10,000
         INSURANCE COMPANIES-SENIOR UNSECURED NOTES
           7.98% due March, 1997-2003                     52,000        52,000
           9.57% due July, 1996                           35,000        35,000
           7.89% due March, 1996                          10,000        10,000
           7.57% due March, 1995                               -        10,000
           8.72% due November, 1995-1998                   8,000        10,000
         OTHER                                             3,724(b)        761
                                                      $  108,724     $ 127,761

     (a) The interest rate on this note was LIBOR plus 62 1/2 basis points. The weighted average interest rate was 6.75% and 6.65%, respectively, for the quarter and six months ended June 30, 1995. The note had an original maturity date of November, 1994 which was extended to June 30, 1995. The note was repaid in April, 1995.

     (b) Includes a $3.2 million deferred gain from two interest rate hedge transaction that expired during the third quarter of 1994.

(5) In February, 1995, the Trust sold 1,360,000 shares of its common stock to a group of institutional investors at a price of $13 1/8 per share. Net proceeds of $17.8 million were used to curtail then existing bank debt.

(6) In April, 1995, the Trust sold 4,200,000 shares of 9 1/4% Cumulative Redeemable Preferred Stock in a public offering at $25 per share ("preferred stock"). Net proceeds of the offering after deducting underwriting commissions and direct offering costs aggregated approximately $101.5 million of which approximately $33.1 million was used to repay current bank debt and approximately $65.7 million was used to fund the acquisition of a portfolio of nine apartment communities (see Note 7). The remaining net proceeds were temporarily invested in short-term money market investments and were subsequently used to fund additional apartment acquisitions.

     Dividends on the preferred stock are cumulative from the date of issuance and payable on a quarterly basis commencing on July 15, 1995, at an annual dividend rate of $2.3125 per share. The preferred stock is redeemable on or after April 24, 2000 solely from the proceeds from the sale of capital stock (common or preferred) to finance the redemption. The preferred stock has no stated maturity and is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Trust.

(7) During the second quarter of 1995, the Trust acquired ten apartment communities containing 1,948 units at a total cost of $79.1 million, including closing costs. These acquisitions include a portfolio of nine apartment properties (the "High Portfolio") containing 1,596 units that the Trust acquired on May 4, 1995, for approximately $65.7 million, including closing costs. The second quarter acquisitions were as follows:


                                                  YEAR       PURCHASE
                                    UNITS       COMPLETED     PRICE
    HIGH PORTFOLIO
     PROPERTIES:
    Greens at Cedar Chase
            Dover, DE                 144         1989        $6.4
    Brittingham Square
            Salisbury, MD             144         1991         5.6
    Greens of Constant Friendship
            Baltimore, MD             136         1990         5.6


    HIGH PORTFOLIO                                YEAR       PURCHASE
    PROPERTIES CONT.:               UNITS       COMPLETED     PRICE
    Greens at Cross Court
            Easton, MD               144          1987         5.7
    Greens at Hilton Run
            Lexington Park, MD       328          1988        13.2
    Greens at Schumaker Pond
            Salisbury, MD            168          1988         6.8
    Greens at Falls Run
            Fredericksburg, VA       200          1989         8.1
    Greens at Hollymead
            Charlottesville, VA      144          1990         6.2
    Manor at England Run
            Fredericksburg, VA       188          1990         8.1

    OTHER:
    Hunters Ridge at Walden Lake
            Plant City, FL            352         1994        13.4
                                    1,948                    $79.1

     For the six month period ended June 30, 1995, the Trust acquired 12 apartment communities containing 2,427 units at a total cost of $95.5 million, including closing costs.

(8) On June 30, 1995, the Trust divested four shopping centers in two separate transactions with First Washington Realty Trust, Inc. and for financial reporting purposes, recognized $4.6 million of aggregate gains ($.09 per share). Total consideration of approximately $20 million included cash of approximately $12.4 million and 358,000 shares of First Washington's 9.75% Series A Cumulative Participating Preferred Stock, recorded at $7.7 million ($21.50 per share) as "investment securities available-for-sale" which is included under the caption "Other Assets" in the accompanying balance sheet. Available-for-sale securities are stated at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. The disposition of two of the shopping centers was structured to qualify as tax deferred exchanges pursuant to Section 1031 of the Internal revenue Code of 1986, as amended (the "Code"), which will enable the Trust to defer, for income tax purposes, approximately $4 million of related capital gains. On the sale of the remaining two centers, the Trust will recognize an approximate $900,000 capital gain for income tax purposes. The four shopping centers were Glen Lea (79,000 square feet), Hanover Village (97,000 square feet), Laburnum Park (71,000 square feet) and Laburnum Square (99,000 square feet). The transactions did not include approximately 20 acres of developed land at two centers.

     During the quarter, the Trust also sold two apartment properties containing 202 units for $6.4 million, both of which were acquired in 1994 as part of the Clover Portfolio. No significant book gain or loss was recognized on the sale of either property. One of the transactions was structured to qualify as a like-kind exchange pursuant to Section 1031 of the Code.

(9) General and administrative expenses for the 1995 periods include approximately $204,000 associated with an unsuccessful business combination with another apartment company. Negotiations were terminated in May, 1995.

     At the beginning of 1994, the Trust adopted the provisions of SFAS No. 112 "Employers' Accounting for Postemployment Benefits". The cumulative of this accounting change was to increase general and administrative expense and decrease net income by $450,000 or $.01 per share for the 1994 periods.

                              Form 10-Q

                        Quarter Ended June 30, 1995

       MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND OPERATIONS

     Funds from operations (FFO) is defined as income before gains (losses) on investments and extraordinary items (computed in accordance with generally accepted accounting principles) plus real estate depreciation, less preferred dividends and after adjustment for significant non-recurring items, if any. The Trust considers funds from operations in evaluating property acquisitions and its operating performance and believes that funds from operations should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Trust's operating performance and liquidity. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

     In early 1995, the National Association of Real Estate Investment Trusts ("NAREIT") adopted a White Paper recommending certain changes to the calculation of FFO. The Trust has implemented these recommendations and has restated FFO for 1994 to conform with the revised definition set forth above. The impact of adopting the NAREIT recommendations was to reduce FFO by approximately $341,000 and $690,000, respectively for the quarter and the six months ended June 30, 1995, and $263,000 and $520,000, respectively for the quarter and the six months ended June 30, 1994.

RESULTS OF OPERATIONS

     For the second quarter of 1995, the Trust reported increases over the comparable 1994 quarter in rental income, income from property operations, net income, and funds from operations. Second quarter 1995 rental income was $47.7 million compared to $29.6 million in the second quarter of 1994, an increase of $18.1 million or 60.9%. Income from property operations, excluding depreciation, increased from $17.2 million to $28.1 million, an increase of $10.9 million or 63.4%. Net income available to common shareholders for the second quarter totaled $9.8 million compared to $4.0 million reported in last year's second quarter. On a per share basis, net income increased from $.09 for the second quarter of 1994 to $.19 in the second quarter of 1995. During the second quarter, 1995, the Trust sold certain properties and recognized gains on the sales aggregating $4.6 million. No such gains were recorded during the same quarter last year. Funds from operations increased 42.7% from $10.3 million last year to $14.7 million in the current year's second quarter.

     The Trust's 1994 acquisitions made the largest contribution to the reported increases; however, 1995 acquisitions and improved results from the core portfolio of mature apartments (those owned since the beginning of 1994) also had a positive impact on second quarter 1995 results. For the 17,914 mature apartment units (74 communities), economic occupancy was 94.9% in the current quarter compared to 94.1% for the second quarter last year. Rental revenue at these properties grew by 4.5%, operating expenses increased 4.6% and the operating expense ratio remained unchanged at 44.1%. As a result, net operating income from these apartment units increased 4.4% or $609,000. Almost half of the increase in operating expenses relates to exterior painting which was $230,000 higher in the second quarter, 1995 than in the second quarter, 1994. For the remaining 13,593 apartment units (56 complexes), acquired since January 1, 1994, economic occupancy averaged 92.4% during the second quarter and the
operating expense ratio was 41.4%.   For all of the Trust's 31,507 units,
economic occupancy was 93.8%, and the operating expense ratio was 43.0% for the second quarter of 1995. During the second quarter last year, the 20,510 units then owned had economic occupancy of 93.9% and operating expense ratio of 43.4%.

     For the second quarter, net operating income from commercial properties decreased 6.0% or $117,000 from the second quarter last year. The decrease was caused primarily by anchor tenant vacancies at three shopping centers and one industrial park during 1995 and the sale of one shopping center in 1994 and one in February, 1995.

     During the second quarter of 1995, interest expense was approximately $4.2 million higher than it was in the second quarter of 1994 as the Trust had more debt outstanding on average in 1995 than in 1994. On a per share basis, interest expense increased $.06.

     For the second quarter of 1995, depreciation of real estate owned totaled $9.5 million versus $6.2 million for the second quarter of 1994. The increase of $3.3 million results almost exclusively from the portfolio expansion that has occurred during the last year.

     During the second quarter of 1995, general and administrative expense was $1.5 million, compared to $1.1 million during the same period last year.
General and administrative expenses for the second quarter of 1995, include approximately $204,000 associated with an unsuccessful business combination with another apartment company. Negotiations were terminated in May, 1995.

     Net income available to common shareholders for the three months ended June 30, 1995, increased $5.8 million over the same period last year, primarily as a result of the $4.6 million of aggregate gains on the sales of real estate owned recognized during the second quarter of 1995.

     For the first six months of 1995, the Trust reported increases over the comparable 1994 period in rental income, income from property operations, net income and funds from operations. The majority of the reported increases were attributable to the Trust's apartment acquisitions since the beginning of 1994. The performance of the Trust's mature group of apartments contributed to the increases with economic occupancy at 95.3% in the current year compared to 93.1% for the first six months last year. Rental revenues at these properties grew by 5.7% and operating expenses increased approximately 2.4%, decreasing the operating expense ratio 1.4% to 43.0% Operating expenses were high primarily as a result of exterior painting expenses incurred during the second quarter. Net operating income from these apartment units was up $2.3 million or 8.4% for the six months ended June 30, 1995. For the remaining 13,593 apartment units acquired by the Trust since the beginning of 1994, economic occupancy averaged 92.6% during the first six months of 1995 and operating expenses averaged 42.1% of revenues. For the Trust's 31,507 units owned, economic occupancy was 94.1% and the operating expense ratio was 42.6% for the first six months of 1995.

     For the first six months of 1995, net operating income from commercial properties decreased 7.3%, or $287,000, due to anchor tenant vacancies at three shopping centers and one industrial park, as well as, the sale of one shopping center during 1994 and one in 1995.

     Interest expense for the six months ended June 30, 1995 increased by approximately $10.0 million ($.15 per share) over the same period last year, reflecting various debt financings completed since the beginning of 1994, including: (i) the assumption of mortgage notes payable, (ii) the issuance of tax-exempt bond financings, (ii) the completion of a $75 million public offering of 7 1/4% Senior Notes in April, 1994, and (iv) the completion of a $150 million public offering of 8 1/2% Debentures in September 1994.

     For the first half of 1995, depreciation of real estate owned totaled $18.5 million versus $11.9 million in 1994. The increase of $6.6 million reflects the portfolio expansion that has occurred during the past year.

     For the first six months of 1995, general and administrative expense increased approximately $295,000 over the same period last year. Of this increase, $204,000 related to expenses associated with merger negotiations with another apartment company that were terminated in May, 1995.

     Net income available to common shareholders for the six months ended June 30, 1995, increased $8.5 million over the same period last year as a result of the following: (i) $4.6 million of aggregate gains on the sale of real estate owned recognized during the second quarter of 1995, and (ii) the positive impact of the significant portfolio expansion that has occurred during the last twelve months.

     Management believes that the Trust's operating results for the remainder of 1995 will show continued improvement over the comparable period last year reflecting the continued positive impact of the Trust's 1994 and 1995 acquisitions. During 1994, the Trust's mature apartment economic occupancy improved steadily through August and then stabilized between 95% an 96% during the remainder of the year. Mature apartment operating results improved during each succeeding quarter last year. Thus, year to year improvement in quarterly mature apartment operating results should be more moderate in the remaining 1995 quarters. Consequently, higher rent growth will be more important to improved result than occupancy gains throughout the remainder of 1995. Management believes that the Trust's operating results should continue to benefit over the next few years from a number of factors including (i) the contribution of the large volume of units acquired since 1994 and expected to be acquired during the remainder of 1995, and (ii) continued strong apartment markets as a result of anticipated job growth and resultant household formation in the Southeast.

FINANCIAL CONDITION

     As a qualified REIT, the Trust distributes a substantial portion of its cash flow to its shareholders in the form of dividends. For the second quarter of 1995, the dividend payout ratio (the ratio of distributions declared per share to FFO) was 76% and the Trust's cash flow from operating activities exceeded cash distributions paid to shareholders by $15.0 million. The Trust utilizes a variety of primarily external financing sources to fund its acquisition program. The Trust has frequently utilized its lines of credit to finance these expenditures and has subsequently replaced any short-term bank debt so incurred with longer term debt or equity.

     At the beginning of 1995, the Trust had approximately $7.3 million of cash and cash equivalents and $89.35 million of available and unused bank lines of credit. In February, 1995, the Trust sold 1.36 million shares of common stock at $13 per share to a group of institutional investors. Net proceeds of approximately $17.8 million were used to curtail then existing bank debt. In April, 1995, the Trust sold 4.2 million shares of 9 1/4% Cumulative Redeemable
Preferred Stock at $25 per share.   Net proceeds of the offering, after
deducting underwriting commissions and direct offering costs aggregated approximately $101.5 million. A portion of the proceeds were used to retire short-term bank debt and to acquire the High Portfolio in May, 1995. The remaining proceeds have been and will be utilized for additional apartment acquisitions and renovations. At June 30, 1995, the Trust had $14.0 million of cash and cash equivalents and $103.5 million of available and unused bank lines of credit available to it.

     During the second quarter of 1995, the Trust, in separate transactions, completed the sale of $15.7 million of tax-exempt multifamily housing bonds secured by two apartment properties, Greentree Place in Jacksonville, Florida, and Hunting Ridge in Greenville, South Carolina. The bonds bear interest at 6.75% and were initially placed for terms of 20 years ($12.4 million) and 15 years ($3.3 million). During this same period, the Trust prepaid six mortgage notes payable aggregating approximately $10.2 million with a weighted average interest rate of 10.1%.

     During the second quarter of 1995, the Trust entered into a $50 million (notional amount) fixed pay forward starting swap agreement with a major Wall Street investment banking firm in order to reduce the interest rate risk associated with anticipated refinancing of fixed rate debt maturing in 1996.
The transaction allowed the Trust to lock-in a ten year Treasury rate of 6.544% on or before July 15, 1996. The Trust anticipates unwinding the interest rate swap transaction upon refinancing of the $50 million debt in 1996. Any gain or loss from this transaction will be recognized over the term of the refinanced debt.

     During the second quarter of 1995, the Trust acquired ten apartment communities (1,948 units) at a total cost of approximately $79.1 million, including closing costs. These acquisitions include a portfolio of nine apartment communities, the High Portfolio, containing 1,596 units that the Trust acquired on May 4, 1995, for $65.7 million, including closing costs, all cash. The nine apartment communities are located in Delaware (1), Maryland (5), and Virginia (3). In addition, on June 30, 1995, the Trust acquired a 352 unit garden community in Plant City, Florida, for $13.4 million ($38,000/unit), all cash.

     During the second quarter of 1995, the Trust sold two smaller apartment properties containing 202 units for $6.4 million, all cash, both of which were acquired in 1994 as part of the Clover Portfolio. No significant book gain or loss was recorded on these transactions.

     During the second quarter of 1995, the Trust divested four Richmond area shopping centers in two separate transactions with First Washington Realty Trust, Inc. on June 30, 1995 and recognized $4.6 million of aggregate book gains on the sales of real estate owned. Total consideration of approximately $20 million included cash of approximately $12.4 million and 358,000 shares of First Washington's 9.75% Series A Cumulative Participating Preferred Stock recorded by the Trust as "investment securities available-for-sale" in the amount of $7.7 million ($21.50 per share). These sales are part of the announced plan to liquidate the Trust's commercial properties which now comprise approximately 5% of real estate owned. The sale of two of the shopping centers were structured as tax deferred exchanges which will enable the Trust to defer approximately $4 million of capital gain for income tax purposes. On the other two centers, the Trust will recognize approximately $900,000 of capital gains for Federal income tax purposes.

     The Trust's liquidity and capital resources are believed to be more than adequate to meet its cash requirements for the foreseeable future.

                     UNITED DOMINION REALTY TRUST, INC.

                                 Form 10-Q

                        Quarter Ended June 30, 1995

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports of Form 8-K

     (a) The exhibits listed on the accompanying index to exhibits are filed as part of this quarterly report.

     (b)  Reports on Form 8-K

          (i) A Form 8-K dated April 11, 1995, was filed with the Securities and Exchange Commission on April 11, 1995. The filing updated the Pro Forma Financial Information for the twelve months ended December 31. 1994. (As previously reported on Form 8-K dated October 14, 1994 which was filed with the Securities and Exchange Commission on October 31, 1994 as subsequently amended by Form 8-K/A filed on December 29, 1994).

         (ii) A Form 8-K dated June 30, 1995 was filed with the Securities and Exchange Commission on July 17, 1995. The filing reported the acquisition of certain properties which in the aggregate were deemed to be significant. The financial statements filed as part of this report are the combined statements of rental operations of a portfolio of nine apartments communities which are Brittingham Square Apartments, The Greens at Cedar Chase Apartments, The Greens at Cross Court Apartments, The Greens at Falls Run Apartments, The Greens at Hilton Run Apartments, the Greens at Hollymead Apartments, The Greens at Schumaker Pond Apartments, The Greens of Constant Friendship Apartments and the Manor at England Run Apartments.

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


[CAPTION]


EXHIBIT           DESCRIPTION                               LOCATION

3(a)(i)          Restated Articles of Incorporation         Exhibit 3 to the Trust's Quarterly Report
                                                            on Form 10-Q for the quarter ended June 30, 1992

3(a)(ii)         Amendment of Restated Articles             Exhibit 6(a)(2) to the Trust's Form 8-A
                 of Incorporation                           Registration Statement dated April 10, 1990

3(a)(iii)        Amendment of Restated Articles             Exhibit 1(c) to the Trust's Form 8-A
                 of Incorporation                           Registration Statement dated April 24, 1995

3(b)             By-Laws                                    Exhibit 4(c) to the Trust's Form S-3 Registration
                                                            Statement (Registration No. 33-44743) filed with
                                                            the Commission on December 31, 1991

4(i)(a)          Specimen Common Stock                      Exhibit 4(i) to the Trust's Annual Report
                 Certificate                                on Form 10-K for the year ended December 31, 1993

4(i)(b)          Specimen Certificate for Shares            Exhibit 1(e) to the Trust's Form 8-A
                 of 9 1/4% Series A Cumulative              Registration Statement dated April 24, 1995
                 Redeemable Preferred Stock

4(ii)(a)         Loan Agreement dated as of                 Exhibit 6(c)(l) to the Trust's Form 8-A
                 November 7, 1991, between the              Registration Statement dated April 19, 1990
                 Trust and Aid Association for
                 Lutherans

4(ii)(b)         Loan Agreement dated as of                 Exhibit 6(c)(2) to the Trust's Form 8-A
                 November 14, 1991, between the             Registration Statement dated April 19, 1990
                 Trust and Signet Bank/Virginia

4(ii)(c)         Note Purchase Agreement dated              Exhibit 6(c)(3) to the Trust's Form 8-A
                 as February 19, 1992, between              Registration Statement dated April 19, 1990
                 the Trust and Principal Mutual
                 Life Insurance Company

4(ii)(e)         Note Purchase Agreement dated              Exhibit 6(c)(5) to the Trust's Form 8-A
                 as of January 15, 1993, between            Registration Statement dated April 19, 1990
                 the Trust and CIGNA Property
                 and Casualty Insurance Company,
                 Connecticut General Life Insurance
                 Company, Connecticut General Life
                 Insurance Company, on behalf of
                 one or more separate accounts,
                 Insurance Company of North
                 America, Principal Mutual Life
                 Insurance Company and Aid
                 Association for Lutherans

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

4(ii)(f)(4)      Resolution of the Board of                 Exhibit 4 (ii)(f)(4) to the Trust's
                 the Trust establishing terms of            Quarterly Report on Form 10-Q for the
                 8 1/2% Debentures due September 15, 2024   quarter ended September 30, 1994

4(ii)(f)(5)      Form of 8 1/2% Debentures                  Exhibit 4 (ii)(f)(5) to the Trust's
                 due September 15, 2024                     Quarterly Report on Form 10-Q for
                                                            the quarter ended September 30, 1994

4(ii)(g)         Credit Agreement dated as of               Exhibit 6 (c)(6) to the Trust's
                 December 15, 1994 between the              Form 8-A Registration Statement
                 Trust and First Union National Bank        dated April 19, 1990
                 of Virginia

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

10(iv)           1985 Stock Option Plan,                    Exhibit B to the Trust's definitive proxy
                 as amended                                 statement dated April 13, 1992.

10(v)            1991 Stock Purchase and Loan               Exhibit 10(v) to Form 10-K for the year
                 Plan                                       ended December 31, 1991.

12               Computation of Ratio of Earnings           Exhibit 12 to this Form 10-Q
                 to Combined Fixed Charges and              included herein
                 Preferred Stock Dividends

21 The Trust has the following subsidiaries, all of which are wholly owned: The Commons of Columbia, a Maryland corporation
                 UDRT of North Carolina, L.L.C., a North Carolina limited liability company UDRT of Alabama, Inc., an Alabama corporation


                       UNITED DOMINION REALTY TRUST, INC.
                                   Form 10-Q
                          Quarter Ended June 30, 1995

                                   SIGNATURES


Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              UNITED DOMINION REALTY TRUST, INC.


Date:   August 14, 1995       /s/ James Dolphin
                              James Dolphin, Senior Vice President
                              Chief Financial Officer




Date:   August 14, 1995       /s/ Jerry A. Davis
                              Jerry A. Davis, Vice President
                              Corporate Controller