Form 10-Q
period 1995-09-30
UNITED DOMINION REALTY TRUST INC
filed 1995-11-13
CIK 74208

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                            ------------------------

                                    FORM 10-Q
                            ------------------------

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       OR

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________ to _________

                         Commission file number 1-10524

                       UNITED DOMINION REALTY TRUST, INC.
             (Exact name of registrant as specified in its charter)

         VIRGINIA                                            54-0857512
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation of organization)                          Identification No.)

10 South Sixth Street, Suite 203 Richmond, Virginia          23219-3802
(Address of principal executive offices)                     (Zip Code)

                                 (804) 780-2691
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to filing requirements for at least the past 90 days.
                                     Yes   [ x ]       No   [   ]

         Indicate the number of shares outstanding of each of the issuer's class of common stock as the latest practicable date.

       Class of Common Stock                  Outstanding at November 10, 1995
           $1 par value                                   56,346,409

================================================================================

                       UNITED DOMINION REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (in thousands, except share data)

                                                                                           September 30,   December 31,
                                                                                               1995            1994
                                                                                            -----------    -----------
Assets

Real estate owned: (Notes 7 and 8)

         Apartments                                                                         $ 1,077,236    $   928,758
         Shopping centers                                                                        50,948         74,237
         Office and industrial buildings                                                          4,608          4,604
                                                                                            -----------    -----------
                                                                                              1,132,792      1,007,599
         Less accumulated depreciation                                                          142,919        120,341
                                                                                            -----------    -----------
                                                                                                989,873        887,258
Cash and cash equivalents                                                                         7,031          7,261
Receivable from underwriters (Note 5)                                                            57,354           --
Other assets (Note 8)                                                                            27,417         17,394
                                                                                            -----------    -----------

                                                                                            $ 1,081,675    $   911,913
                                                                                            ===========    ===========

Liabilities and Shareholders' Equity

Mortgage notes payable (Note 3)                                                             $   166,732    $   158,449
7 1/4% Notes due April 1, 1999                                                                   75,000         75,000
8 1/2% Debentures due September 15, 2024                                                        150,000        150,000
Other notes payable (Note 4)                                                                    134,992        143,215
Accounts payable, accrued expenses and
         other liabilities                                                                       22,984         18,459
Distributions payable to common shareholders                                                     12,610          9,822
                                                                                            -----------    -----------
                                                                                                562,318        554,945
Shareholders' equity:
  Preferred stock, no par value;  25,000,000 shares authorized:  9 1/4% Series A
         Cumulative  Redeemable  Preferred Stock (liquidation  preference of $25 per share), 4,200,000 shares issued and outstanding
         (no shares outstanding in 1994) (Note 6)                                               105,000           --
  Common stock, $1 par value; 100,000,000
         shares authorized, 56,045,232 shares issued
         and outstanding (50,355,640 in 1994) (Note 5)                                           56,045         50,356
  Additional paid-in capital                                                                    477,186        410,797
  Notes receivable from officer shareholders                                                     (5,959)        (5,991)
  Distributions in excess of net income                                                        (113,094)       (98,194)
  Unrealized gain on securities available for sale (Note 8)                                         179           --
                                                                                            -----------    -----------
    Total shareholders' equity                                                                  519,357        356,968
                                                                                            -----------    -----------

                                                                                            $ 1,081,675    $   911,913
                                                                                            ===========    ===========

See accompanying notes.

                       UNITED DOMINION REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                                  Three Months Ended                  Nine Months Ended
                                                                     September 30,                      September 30,
                                                                  ------------------                  -----------------
                                                                 1995             1994              1995              1994
                                                                 ----             ----              ----              ----
Income:
  Property operations:

         Rental income                                         $ 49,842          $39,526          $143,082         $ 95,905
         Property expenses:
           Utilities                                              3,700            3,072            10,627            7,928
           Repairs and maintenance                                8,429            6,166            22,493           14,607
           Real estate taxes                                      3,457            2,611            10,115            6,475
           Property management (Note 9)                           1,785            1,543             4,153            3,596
           Other operating expenses                               4,417            3,488            12,631            8,206
           Depreciation of real estate owned                      9,996            7,931            28,545           19,807
                                                                -------          -------           -------          -------
                                                                 31,784           24,811            88,564           60,619
                                                                -------          -------           -------          -------

Income from property operations                                  18,058           14,715            54,518           35,286
Interest and other income                                           496              155             1,031              541
                                                                -------         --------          --------          -------
                                                                 18,554           14,870            55,549           35,827
Expenses:
  Interest                                                        9,974            7,580            30,563           18,202
  General and administrative (Note 9)                               989            1,080             3,771            3,566
  Other depreciation and amortization                               292              215               835              581
                                                                -------           ------         ---------          -------
                                                                 11,255            8,875            35,169           22,349
Income before gains (losses) on sales
   of investments and extraordinary item                          7,299            5,995            20,380           13,478
Gains (losses) on sales of real estate
  owned (Note 8)                                                    205              (20)            4,844              (20)
                                                                -------         --------          --------         --------
Income before extraordinary item                                  7,504            5,975            25,224           13,458
Extraordinary item - early
  extinguishment of debt                                             --                --                --             (89)
                                                              ---------         ---------        ----------        --------
Net income                                                        7,504            5,975            25,224           13,369
Dividends to preferred share-
  holders (Note 6)                                                2,428                --            4,209                --
                                                               --------         ---------        ---------         ---------
Net income available to
  common shareholders                                         $   5,076         $  5,975        $   21,015         $ 13,369
                                                               ========          =======         =========          =======

Net income per common share:
  Before extraordinary item                                        $.10             $.12              $.41             $.30
  Extraordinary item                                               --                --                --               --
                                                               --------         ---------        ---------         ---------
                                                                   $.10             $.12              $.41             $.30
                                                               ========          =======         =========          =======

Distributions declared per common share                           $.225            $.195             $.675            $.585
Weighted average number of
  common shares outstanding                                      51,883           50,153            51,597           44,814

See accompanying notes.

                       UNITED DOMINION REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                         Nine Months Ended
                                                                           September  30
                                                                         -----------------
                                                                        1995         1994
                                                                        ----         ----
OPERATING ACTIVITIES:

  Net income                                                         $  25,224    $  13,369
  Adjustments to reconcile net income to
    net cash provided by operating activities:
         (Gains) losses on sales of real estate owned (Note 8)          (4,844)          20
         Extraordinary item                                               --             89
         Depreciation and amortization                                  29,380       20,388
         Adoption of SFAS No. 112 "Employers' Accounting
           for Postemployment Benefits (Note 9)                           --            450
         Accrual for estimated employment and other taxes (Note 9)         500         --
         Changes in operating assets and liabilities:
           Increase in operating liabilities                             1,780        7,255
           Increase in operating assets (Note 5)                        (5,642)      (2,751)
                                                                     ---------    ---------
  Net cash provided by operating activities                             46,398       38,820
                                                                     ---------    ---------

INVESTING ACTIVITIES:
  Acquisitions of real estate, net of debt and
    liabilities assumed (Note 7)                                      (120,516)    (306,864)
  Capital expenditures                                                 (23,889)     (12,676)
  Net proceeds from sales of real estate
    owned (Note 8)                                                      20,060        1,943
  Principal payments received on mortgage
    notes receivable                                                     2,156          102
                                                                     ---------    ---------
  Net cash used in investing activities                               (122,189)    (317,495)
                                                                     ---------    ---------

FINANCING ACTIVITIES:
  Net proceeds from the public sale of
    preferred stock (Note 6)                                           101,478         --
  Net proceeds from issuance of common
    stock (Note 5)                                                      18,278      115,343
  Increase in mortgages and notes payable                               25,496      256,329
  Net borrowings (repayments) of short-term bank borrowings             12,250      (28,650)
  Cash distributions paid to preferred
    shareholders (Note 6)                                               (2,185)        --
  Cash distributions paid to common shareholders                       (33,126)     (25,214)
  Scheduled mortgage principal payments                                 (1,405)        (948)
  Payments on notes and non-scheduled
    mortgage principal payments                                        (45,225)     (18,188)
                                                                     ---------    ---------
  Net cash provided by financing activities                             75,561      298,672
                                                                     ---------    ---------

Net increase (decrease) in cash and cash equivalents                      (230)      19,997
Cash and cash equivalents, beginning of period                           7,261        5,773
                                                                     ---------    ---------

Cash and cash equivalents, end of period                             $   7,031    $  25,770
                                                                     =========    =========

See accompanying notes.

                       UNITED DOMINION REALTY TRUST, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)
               (In thousands, except share and per share amounts)

                                                                                                             Preferred Stock,
                                                                      Common Stock, $1 Par Value       $25 liquidation preference
                                                                      --------------------------       ---------------------------
                                                                            Number                     Number
                                                                          of Shares         Amount   of Shares             Amount
                                                                      ------------------------------------------------------------
Balance at December 31, 1994                                                  50,355,640    $50,356           -

Sale of common shares issued in direct institutional sale (Note 5)             1,360,000      1,360           -
Sale of preferred shares issued in public offering (Note 6)                                           4,200,000           $105,000
Sale of common shares issued in public offering (Note 5 )                      4,250,000      4,250
Exercise of share options                                                         79,036         79           -
Principal repayments on officer stock loans                                                                   -
Shares issued through Employee Stock Purchase Plan                                   556          -
Net income                                                                                                    -
Preferred stock dividends declared
Common stock dividends declared ($.675 per share)                                                             -
Unrealized gain on securities available for sale at September 30, 1995                                        -
                                                                             -----------    -------   ---------           --------
Balance at September 30, 1995                                                 56,045,232    $56,045   4,200,000           $105,000
                                                                             ===========    =======   =========           ========

See accompanying notes.




                                                                           Additional     Receivable    Distributions
                                                                            Paid-in      from Officer   in Excess of
                                                                            Capital      Shareholders    Net Income
                                                                           -------------------------------------------
Balance at December 31, 1994                                                $410,797       ($5,991)       ($98,194)

Sale of common shares issued in direct institutional sale (Note 5)            16,452
Sale of preferred shares issued in public offering (Note 6)                   (3,576)
Sale of common shares issued in public offering (Note 5 )                     52,954
Exercise of share options                                                        552
Principal repayments on officer stock loans                                                     32
Shares issued through Employee Stock Purchase Plan                                 7
Net income                                                                                                  25,224
Preferred stock dividends declared                                                                          (4,209)
Common stock dividends declared ($.675 per share)                                                          (35,915)
Unrealized gain on securities available for sale at September 30, 1995
                                                                           ---------      --------      ----------
Balance at September 30, 1995                                               $477,186       ($5,959)      ($113,094)
                                                                           =========      ========      ==========

                                                                                 Unrealized
                                                                                   gain on
                                                                                 securities       Total
                                                                                 available    Shareholders'
                                                                                  for sale       Equity
                                                                                 --------------------------
Balance at December 31, 1994                                                                     $356,968

Sale of common shares issued in direct institutional sale (Note 5)                                 17,812
Sale of preferred shares issued in public offering (Note 6)                                       101,424
Sale of common shares issued in public offering (Note 5 )                                          57,204
Exercise of share options                                                                             631
Principal repayments on officer stock loans                                                            32
Shares issued through Employee Stock Purchase Plan                                                      7
Net income                                                                                         25,224
Preferred stock dividends declared                                                                 (4,209)
Common stock dividends declared ($.675 per share)                                                 (35,915)
Unrealized gain on securities available for sale at September 30, 1995               $179             179
                                                                                 ---------      ---------
Balance at September 30, 1995                                                        $179        $519,357
                                                                                 =========      =========

                       UNITED DOMINION REALTY TRUST, INC.

                   Notes to Consolidated Financial Statements
                               September 30, 1995
                                   (Unaudited)


     1. The accompanying consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiaries. All significant inter-company accounts have been eliminated in consolidation. The financial information furnished reflects all adjustments which are necessary for a fair presentation of financial position at September 30, 1995 and results of operations for the interim periods ended September 30, 1995 and 1994. Such adjustments are of a normal and recurring nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related notes appearing in the Trust's 1994 Annual Report.

     2. Certain previously reported amounts have been reclassified to conform with current financial statement presentation.

     3. Mortgage notes payable consist of conventional mortgage notes payable and "bond indebtedness" which represents mortgages or deeds of trust granted to secure tax-exempt bonds issued to finance the acquisition and/or rehabilitation of certain of the Trust's properties. Conventional mortgage notes payable included 17 loans encumbering 11 properties at September 30, 1995 and 23 loans encumbering 17 properties at September 30, 1994. Mortgage notes payable aggregating $45.4 million at September 30, 1995 had fixed rates of interest ranging from 7.00% to 9.625% (weighted average interest rate of 8.03%). Bond indebtedness aggregating $109.2 million and encumbering 16 properties at September 30, 1995 had fixed rates of interest ranging from 5.98% to 8.50% (weighted average interest rate of 6.83%). At September 30, 1995, the Trust had variable rate bond indebtedness encumbering four properties aggregating $17.7 million (weighted average interest rate of 5.23%).

          During the nine months ended September 30, 1995, the Trust assumed two mortgage notes payable in connection with the acquisitions of certain apartment properties which includes (i) a $3.3 million mortgage note payable bearing interest at 7.6% (fixed) maturing in November, 2002, and (ii) a $9.5 million variable rate tax-exempt bond issue ($3.9 million of which has been defeased) which will be refunded in whole or in part in March, 1996. The Trust completed separate tax-exempt bond refundings on two properties totaling $15.8 million during the second quarter of 1995. The bonds bear interest at 6.75% and have a final maturity in 2025. During this same period, the Trust prepaid six mortgage notes payable aggregating approximately $10.2 million with interest rates ranging from 9.0% to 12.5% (weighted average interest rate of 10.1%).

          4. A summary of unsecured notes payable at September 30, 1995 and 1994 is as follows:

         Dollars in thousands                                                     1995              1994
                                                                                  ----              ----
         Commercial Banks
           Borrowings outstanding under revolving
              credit facilities (a)                                             $ 26,400                --
           Variable rate note due November, 1994 (b)                                  --          $ 10,000
         Insurance Companies-Senior Unsecured Notes
           7.98% due March, 1997-2003                                             52,000            52,000
           9.57% due July, 1996                                                   35,000            35,000
           7.89% due March, 1996                                                  10,000            10,000

           7.57% due March, 1995                                                      --            10,000

           8.72% due November, 1995-1998                                           8,000            10,000

         Other (c)                                                                 3,592             4,195
                                                                                --------          --------
                                                                                $134,992          $131,195
         Senior Unsecured Notes - Other
           7 1/4% Notes due April 1, 1999                                         75,000            75,000
           8 1/2% Debentures due September 15, 2024                              150,000           150,000
                                                                                 -------           -------
                                                                                $359,992          $356,195
                                                                                 =======           =======

          a. The weighted average interest rate at September 30, 1995 was 7.25%. This debt was repaid on October 5, 1995. (See Note 5).

          b. The note had an original maturity date of November, 1994 which was extended to June 30, 1995. The note was prepaid in April, 1995.

          c. Includes a $3.5 and $3.1 million deferred gain at September 30, 1995 and 1994, respectively, from two interest rate hedge transaction that expired during the third quarter of 1994.

5. In February, 1995, the Trust sold 1,360,000 shares of its common stock to a group of institutional investors at a price of $131/8 per share. Net proceeds of $17.8 million were used to curtail then existing bank debt.

         On September 28, 1995, the Trust sold 4,250,000 shares of common stock in a public offering at $14.25 per share. Net proceeds of the offering, after deducting underwriting commissions and direct offering costs, aggregated approximately $57.2 million, and are reflected in the accompanying balance sheet under the caption "Receivable from underwriters" at September 30, 1995. Proceeds from the common stock sale were received on October 5, 1995 at which time $26.8 million was used to repay then existing bank debt. The remaining net proceeds have been temporarily invested in short-term money market investments and will be used to fund apartment acquisitions. In mid-October, 1995, the underwriters purchased an additional 300,000 shares of common stock pursuant to their over-allotment option. Net proceeds of approximately $4.0 million were received by the Trust on October 18, 1995.

6. In April, 1995, the Trust sold 4,200,000 shares of 9 1/4% Cumulative Redeemable Preferred Stock in a public offering at $25 per share
         ("preferred stock"). Net proceeds of the offering, after deducting underwriting commissions and direct offering costs, aggregated approximately $101.5 million. Approximately $33.1 million of these proceeds was used to repay then existing bank debt and approximately $65.7 million was used to fund the acquisition of a portfolio of nine apartment communities. The remaining net proceeds were temporarily invested in short-term money market investments and were subsequently used to fund additional apartment acquisitions.

         Dividends on the preferred stock were cumulative from the date of issuance and payable on a quarterly basis commencing on July 15, 1995, at an annual dividend rate of $2.3125 per share. The preferred stock is redeemable on or after April 24, 2000 solely from the proceeds from the sale of additional capital stock (common or preferred). The preferred stock has no stated maturity and is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Trust.

7. During the third quarter of 1995, the Trust acquired five apartment communities containing 1,153 units at a total cost of $37.5 million, including closing costs. The third quarter acquisitions were as follows:

                                                                                   Year              Purchase
         Name/Location                                    Units                    Built               Price
         -------------                                    -----                    -----               -----
         Mallards of Wedgewood
                  Lakeland, FL                             240                     1985                 $7.8
         Forest Lake of Oyster Point
                  Newport News, VA                         296                     1986                  9.6
         Marble Hill
                  Richmond, VA                             253                     1973                  6.0
         University Club
                  Ft. Lauderdale, FL                       164                     1988                  8.4
         Andover Place
                  Orlando, FL                              200                     1988                  5.7
                                                         -----                                         -----
                                                         1,153                                         $37.5

         During the nine month period ended September 30, 1995, the Trust acquired 17 apartment communities containing 3,580 units at a total cost of $133.0 million, including closing costs.

8. For financial reporting purposes, the Trust recognized an aggregate $205,000 gain on the sale of a shopping center and an outparcel of land at a second shopping center. The shopping center sale was structured to qualify as a like-kind exchange under Section 1031 of the Internal Revenue Code, so the related capital gain will be deferred for federal income tax purposes.

         The Trust recognized a $4.6 million gain ($.09 per share) during the second quarter of 1995 on the sale of four shopping centers to First Washington Realty Trust, Inc. Total consideration of approximately $20 million included cash of approximately $12.4 million and 358,000 shares of First Washington's 9.75% Series A Cumulative Participating Preferred Stock, recorded at $7.7 million ($21.50 per share). The disposition of two of the shopping centers was structured to qualify as tax deferred exchanges pursuant to Section 1031 of the Internal revenue Code of 1986, as amended (the "Code"), which will enable the Trust to defer, for income tax purposes, approximately $4 million of related capital gains. On the sale of the remaining two centers, the Trust will recognize an approximate $900,000 capital gain for income tax purposes. For financial reporting purposes, the First Washington securities are treated as "investment securities available-for-sale" and are included under the caption "Other Assets" in the accompanying balance sheet. Available-for-sale securities are stated at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity.

         For the nine month period, the Trust sold two apartment properties containing 202 units for $6.4 million, both of which were acquired in 1994 as part of the Clover Portfolio. No significant book gain or loss was recognized on either sale. One of the transactions was structured to qualify as a like-kind exchange pursuant to Section 1031 of the Code.

9. General and administrative expenses for the nine month period ended September 30, 1995, include approximately $204,000 associated with an unsuccessful business combination with another apartment company. Negotiations were terminated in May, 1995.

         At the beginning of 1994, the Trust adopted the provisions of SFAS No. 112 "Employers' Accounting for Postemployment Benefits". The cumulative effect of this accounting change was to increase general and administrative expense and decrease net income by $450,000 or $.01 per share for the 1994 periods.

         As a result of an Internal Revenue Service examination, property management expenses for the 1995 periods include a $500,000 accrual for estimated employment and other taxes associated with employee occupied apartment units for the 1993 and 1994 tax years.

                                    Form 10-Q

                        Quarter Ended September 30, 1995

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

         In early 1995, the National Association of Real Estate Investment Trusts ("NAREIT") adopted a White Paper recommending certain changes to the calculation of FFO. The Trust has implemented these recommendations and has restated FFO for 1994 to conform with the revised definition set forth above. The impact of adopting the NAREIT recommendations was to reduce FFO by approximately $363,000 and $1,053,000, respectively, for the quarter and the nine months ended September 30, 1995, and $285,000 and $805,000, respectively, for the quarter and the nine months ended September 30, 1994.

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994

         Third quarter 1995 rental income was $49.8 million compared to $39.5 million in the third quarter of 1994, an increase of $10.3 million or 26.1%. Income from property operations, excluding depreciation, increased from $22.6 million to $28.0 million, an increase of $5.4 million or 23.9%. Net income available to common shareholders for the third quarter totaled $5.1 million compared to $6.0 million reported in last year's third quarter. On a per share basis, net income per common share decreased from $.12 for the third quarter of 1994 to $.10 in the third quarter of 1995 primarily due to depreciation expense on newer apartment acquisitions. Funds from operations increased 10.3% from $13.9 million last year to $15.4 million in the current year's third quarter.

         The Trust's 1994 acquisitions made the largest contribution to the reported increases; however, 1995 acquisitions and improved results from the core portfolio of mature apartments (those owned since the beginning of 1994) also had a positive impact on third quarter 1995 results. For the 17,916 mature apartment units (74 communities), economic occupancy was 94.6% in the current quarter compared to 95.2% for the third quarter last year. Rental revenue at these properties grew by 4.1%, operating expenses increased 3.8% and the operating expense ratio decreased .1% to 44.3%. As a result, net operating income from these apartment units increased 4.4% or $608,000. For the remaining 14,746 apartment units (61 complexes), acquired since January 1, 1994, economic occupancy averaged 93.3% during the third quarter and the operating expense ratio was 42.0%. For all of the Trust's 32,662 units, economic occupancy was 94.0%, and the operating expense ratio was 43.3% for the third quarter of 1995. During the third quarter last year, the 27,547 units then owned had economic occupancy of 94.3% and operating expense ratio of 43.7%.

For the third quarter of 1995 versus the third quarter of 1994:

o Net operating income from commercial properties decreased 27.5% or $509,000 as a direct result of the sale of one shopping center during 1994 and six shopping centers during 1995.

o Interest expense increased approximately $2.4 million as the Trust had more debt outstanding on average in 1995 than in 1994. On a per share basis, interest expense increased $.04.

o Depreciation of real estate owned increased $2.1 million primarily from the portfolio expansion that has occurred during the last year.

o General and administrative expense, which includes corporate expenses, decreased approximately $91,000 or 8.4%.

o Property management expenses increased $242,000. Property management expenses for the third quarter of 1995 include a $500,000 accrual for estimated employment and other taxes associated with employee occupied apartment units for the 1993 and 1994 tax years, as a result of the completion of an Internal Revenue Service examination.

o Gains (losses) on the sales of real estate owned includes the recognition, for financial reporting purposes, an aggregate $205,000 gain on the sale of a shopping center and an outparcel of land at a second shopping center. The shopping center sale was structured to qualify as a like-kind exchange under Section 1031 of the Internal Revenue Code, so the related capital gain will be deferred for Federal income tax purposes.

o Net income available to common shareholders decreased $899,000. Net income available to common shareholders for the third quarter of 1995 includes a $2.4 million preferred stock dividend not included in last year's results.

NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994

         For the first nine months of 1995, the Trust reported increases over the comparable 1994 period in rental income, income from property operations, net income and funds from operations. The majority of the reported increases were attributable to the Trust's apartment acquisitions since the beginning of 1994. The performance of the Trust's 17,916 mature apartments contributed to the increases with economic occupancy to 95.0% in the current year compared to 93.8% for the first nine months last year. Rental revenues at these properties grew by 5.2% and operating expenses increased approximately 1.0%, decreasing the operating expense ratio 1.8% to 42.8%. Net operating income from these apartment units was up $3.5 million or 8.6% for the nine months ended September 30, 1995. For the remaining 14,746 apartment units acquired by the Trust since the beginning of 1994, economic occupancy averaged 92.9% during the first nine months of 1995 and operating expenses were 41.5% of revenues. For the Trust's 32,662 units owned at September 30, 1995, economic occupancy was 94.1% and the operating expense ratio was 42.2% for the first nine months of 1995 compared to 93.6% and 44.0%, respectively, for the 27,547 units owned at September 30, 1994.

For the first nine months of 1995 versus the first nine months of 1994:

o Net operating income from commercial properties decreased 13.7% or $796,000, due to the sale of one shopping center during 1994 and six shopping centers in 1995.

o Interest expense increased by approximately $12.4 million ($.19 per share) reflecting various debt financings completed since the beginning of 1994, including: (i) the assumption of mortgage notes payable, (ii) the issuance of tax-exempt bond financings, (ii) the completion of a $75 million public offering of 7 1/4% Senior Notes in April, 1994, and
         (iv) the completion of a $150 million public offering of 8 1/2% Debentures in September 1994.

o Depreciation of real estate owned totaled $28.5 million versus $19.8 million in 1994. The increase of $8.7 million reflects the portfolio expansion that has occurred during the past year.

o General and administrative expense increased approximately $205,000 or 5.7%. The increase includes a $204,000 charge associated with merger negotiations with another apartment company that were terminated in May, 1995.

o Property management expenses increased approximately $557,000. Property management expenses for the 1995 period include a $500,000 accrual for estimated employment and other taxes associated with employee occupied apartment units for the 1993 and 1994 tax years, as a result of the completion of an Internal Revenue Service examination.

o Gains (losses) on the sales of real estate owned includes (i) the recognition of an aggregate $205,000 gain on the sale of a shopping center and an outparcel of land at a second shopping center and (ii) the sale of four Richmond area shopping centers in two separate transactions with First Washington Realty Trust, Inc. on June 30, 1995 and recognized $4.6 million of aggregate book gains on the sales of real estate owned. Total consideration of approximately $20 million included cash of approximately $12.4 million and 358,000 shares of First Washington's 9.75% Series A Cumulative Participating Preferred Stock recorded by the Trust as "investment securities available-for-sale" in the amount of $7.7 million ($21.50 per share). These sales are part of the Trust's intent to liquidate its commercial properties over time. Commercial properties now comprise approximately 5% of real estate owned. The sale of two of the shopping centers were structured as tax deferred exchanges which will enable the Trust to defer approximately $4 million of capital gain for income tax purposes. On the other two centers, the Trust will recognize approximately $900,000 of capital gains for Federal income tax purposes. The Trust sold two apartment communities, both of which were acquired as part of the

         Clover Portfolio in 1994. No significant book gain or loss was recognized on the sale of either property.

o Net income available to common shareholders increased $7.6 million as a result of the following: (i) $4.8 million of aggregate gains on the sale of real estate owned recognized during 1995, (ii) the increase in mature apartment net operating income of $3.5 million, and (iii) the positive impact of the significant portfolio expansion that has occurred during the last twelve months.

         Management believes that the Trust's operating results for the fourth quarter of 1995 will show continued improvement over the comparable period last year reflecting the continued positive impact of the Trust's 1994 and 1995 acquisitions. During 1994, the Trust's mature apartment economic occupancy improved steadily through August and then stabilized between 95% an 96% during the remainder of the year. Mature apartment operating results improved during each succeeding quarter last year. Thus, year to year improvement in quarterly mature apartment operating results should be more moderate in the fourth quarter of 1995. Consequently, higher rent growth will be more important to improved fourth quarter results than occupancy gains. Management believes that the Trust's operating results should continue to benefit over the next few years from a number of factors including (i) the contribution of the large volume of units acquired since 1994 and expected to be acquired during the remainder of 1995, and (ii) continued strong apartment markets as a result of anticipated job growth and resultant household formation in the Southeast.

     The Trust expects to close on separate sales of two shopping centers during the fourth quarter of 1995 which will result in a gain, for financial reporting purposes of approximately $1.3 million.

     In March, 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The statement requires that impairment losses be recognized for long-lived assets to be disposed of when the fair value of the asset less the estimated cost to sell is less than the carrying value of that asset measured at the time management commits to the sale or disposal. The Trust will opt for the early adoption of Statement No. 121 in the fourth quarter of 1995. At the end of October, 1995, the Trust executed a letter of intent to sell five shopping centers at an aggregate purchase price of $28.4 million. Closing is expected to occur during the first quarter of 1996. Based on a preliminary allocation of the sales price, it is estimated that the Trust will recognize an approximate $1.7 million initial impairment loss associated with the sale of one of these centers, Village Square in Myrtle Beach, South Carolina (which had a carrying value at the end of October of approximately $9.5 million). The other four centers are expected to be sold at gains aggregating between $500,000 and $800,000 depending on the date of sale.

FINANCIAL CONDITION

         As a qualified REIT, the Trust distributes a substantial portion of its cash flow to its shareholders in the form of dividends. For the third quarter of 1995, the dividend payout ratio (the ratio of distributions declared per share to FFO) was 76%. The Trust utilizes a variety of primarily external financing sources to fund its acquisition program. The Trust has frequently utilized its lines of credit to finance these expenditures and has subsequently replaced any short-term bank debt so incurred with longer term debt or equity.

         At the beginning of 1995, the Trust had approximately $7.3 million of cash and cash equivalents and $89.35 million of available and unused bank lines of credit. In February, 1995, the Trust sold 1.36 million shares of common stock at $131/8 per share to a group of institutional investors. Net proceeds of approximately $17.8 million were used to curtail then existing bank debt. In April, 1995, the Trust sold 4.2 million shares of 9 1/4% Cumulative Redeemable Preferred Stock at $25 per share. Net proceeds of the offering, after deducting underwriting commissions and direct offering costs aggregated approximately $101.5 million. A portion of the proceeds were used to retire short-term bank debt and to acquire the High Portfolio in May, 1995. The remaining proceeds were utilized for additional apartment acquisitions and renovations. On September 28, 1995, the Trust sold 4,250,000 shares of common stock in a public offering at $14.25 per share. Net proceeds of the offering, after deducting underwriting commissions and direct offering costs, aggregated approximately $57.2 million. Proceeds from the stock sale were received on October 5, 1995, at which time $26.8 million was used to curtail then existing bank debt. The remaining net proceeds have been temporarily invested in short-term money market investments and will be used to fund apartment acquisitions during the fourth quarter of 1995. In mid-October, 1995, the underwriters exercised their over-allotment option and purchased an additional 300,000 shares. Net proceeds of approximately $4.0 million were received by the Trust on October 18, 1995.

         During the third quarter of 1995, the Trust assumed two mortgage notes payable in connection with the acquisitions of certain apartment properties which includes (i) a $3.3 million mortgage note payable bearing interest at 7.6% (fixed rate) maturing November 15, 2002, and (ii) a $9.5 million variable rate tax-exempt bond issue ($3.9 million of which has been defeased) which will be refunded in whole or in part in March, 1996. During the second quarter of 1995, the Trust completed separate tax-exempt bond refundings on two properties totaling $15.8 million. The bonds bear interest at 6.75% and have a final maturity in 2025. During this same period, the Trust prepaid six mortgage notes payable aggregating $10.2 million with a weighted average interest rate of 10.1%.

         In July, 1995, the Trust entered into a $50 million (notional amount) fixed pay forward starting swap agreement with a major Wall Street investment banking firm in order to reduce the interest rate risk associated with the anticipated refinancing of fixed rate debt maturing in 1996. The transaction allowed the Trust to lock-in a ten year Treasury rate of 6.544% on or before July 15, 1996. The Trust anticipates unwinding the interest rate swap transaction upon refinancing of the $50 million debt in 1996. Any gain or loss from this transaction will be recognized over the term of the new debt issue.

         During the third quarter of 1995, the Trust acquired five apartment communities (1,153 units) at a total cost of approximately $37.5 million, including closing costs. These acquisitions include (i) a 240 unit garden apartment community in Lakeland, Florida, for $7.8 million ($32,600/unit), all cash, (ii) a 296 unit garden apartment community in Newport News, Virginia, for $9.6 million ($32,600/unit), all cash, (iii) a 164 unit garden and townhouse apartment community in Fort Lauderdale, Florida for $8.4 million, ($51,100/unit), all cash, (iv) a 253 unit townhouse apartment community in Richmond, Virginia for $6.0 million, ($23,600/unit), subject to a 7.6% first mortgage in the amount of $3.3 million, and (v) a 200 unit garden apartment community in Orlando, Florida for $5.7 million, ($28,300/unit) subject to approximately $9.5 million of tax-exempt housing bonds encumbering the property ($3.9 million of which has been defeased).

         The Trust's liquidity and capital resources are believed to be more than adequate to meet its cash requirements for the foreseeable future.

                       UNITED DOMINION REALTY TRUST, INC.

                                    Form 10-Q

                        Quarter Ended September 30, 1995

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

          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

Exhibit            Description                                Location
-------            -----------                                --------

3(a)(i)           Restated Articles of Incorporation          Exhibit 3 to the Trust's Quarterly Report on
                                                              Form 10-Q for the quarter ended June 30,
                                                              1992

3(a)(ii)          Amendment of Restated Articles              Exhibit 6(a)(2) to the Trust's Form 8-A
                  of Incorporation                            Registration Statement dated April 10, 1990


3(a)(iii)         Amendment of Restated Articles              Exhibit 1(c) to the Trust's Form 8-A
                  of Incorporation                            Registration Statement dated April 24, 1995

3(b)              By-Laws                                     Exhibit 4(c) to the Trust's Form S-3
                                                              Registration Statement (Registration No. 33-
                                                              44743) filed with the Commission on
                                                              December 31, 1991

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

4(ii)(a)          Loan Agreement dated as of                  Exhibit 6(c)(l) to the Trust's Form
                  8-A November 7, 1991, between the           Registration Statement dated
                  Trust and Aid Association for Lutherans     April 19, 1990

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

4(ii)(f)(4)       Resolution of the Board of                  Exhibit 4 (ii)(f)(4) to the Trust's
                  the Trust establishing terms of             Quarterly Report on Form 10-Q for
                  the 8 1/2% Debentures due September         quarter ended September 30, 1994
                  15, 2024

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

10(iii)           Employment Agreement between                Exhibit 10(iii) to Form 10-K for the
                  The Trust and Barry M. Kornblau,            for the year ended December 31, 1990.
                  dated January 1, 1991.

10(iv)            1985 Stock Option Plan,                     Exhibit B to the Trust's definitive
                  as amended                                  proxy statement dated April 13, 1992.

10(v)             1991 Stock Purchase and Loan                Exhibit 10(v) to Form 10-K for the
                  Plan                                        year ended December 31, 1991.

12                Computation of Ratio of Earnings            Exhibit 12 to this Form 10-Q
                  to Combined Fixed Charges and               included herein
                  Preferred Stock Dividends

21 The Trust has the following subsidiaries, all of which are wholly owned:

                  The  Commons  of  Columbia,  Inc.,  a Maryland corporation

                  UDRT of North Carolina, L.L.C., a North Carolina limited liability company

                  UDRT of Alabama,  Inc., an Alabama corporation

                  UDR at Marble Hill, L.L.C., a Virginia limited liability company

                  United Dominion  Realty,  L.P., a limited partnership

                  United Dominion Residential, Inc., a Virginia corporation

                  UDRT of Virginia, Inc., a Virginia corporation

                       UNITED DOMINION REALTY TRUST, INC.

                                    Form 10-Q

                        Quarter Ended September 30, 1995

                                   SIGNATURES


Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        UNITED DOMINION REALTY TRUST, INC.


Date:          November 13, 1995        /s/ James Dolphin
                                       James Dolphin, Senior Vice President
                                       Chief Financial Officer




Date:          November 13, 1995       /s/ Jerry A. Davis
                                       Jerry A. Davis, Vice President
                                       Corporate Controller