Form 10-Q/A
period 1996-01-31
UNITED DOMINION REALTY TRUST INC
filed 1996-01-31
CIK 74208

Form 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ________________________

                       AMENDMENT TO APPLICATION OR REPORT
                 Filed Pursuant to Section 12, 13, or 15(d) of
                      THE SECURITIES EXCHANGE ACT OF 1934

                       United Dominion Realty Trust, Inc.
             (Exact name of registrant as specified in its charter)

                                AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 as set forth in the pages attached hereto.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Note 1 of the Notes to Consolidated Financial Statements was updated to reference Note 9 of the Notes to the Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS

     The paragraph discussing General and Administrative expense for the third quarter of 1995 versus the third quarter of 1994 was updated to include an explanation of the decrease in general and administrative expense for the third quarter of 1995.

Date:  January 31, 1996          By:  /s/ JERRY A. DAVIS
                                      Jerry A. Davis, Vice President and
                                      Corporate Controller

                       UNITED DOMINION REALTY TRUST, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 1995
                                  (Unaudited)

1. The accompanying consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiaries. All significant inter-company accounts have been eliminated in consolidation. The financial information furnished reflects all adjustments which are necessary for a fair presentation of financial position at September 30, 1995 and results of operations for the interim periods ended September 30, 1995 and 1994. Except as described in Note
    9, such adjustments are of a normal and recurring nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related notes appearing in the Trust's 1994 Annual Report.

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

For the third quarter of 1995 versus the third quarter of 1994:

(bullet) Net operating income from commercial properties decreased 27.5% or $509,000 as a direct result of the sale of one shopping center during 1994 and six shopping centers during 1995.

(bullet) Interest expense increased approximately $2.4 million as the Trust had more debt outstanding on average in 1995 than in 1994. On a per share basis, interest expense increased $.04.

(bullet) Depreciation of real estate owned increased $2.1 million primarily from the portfolio expansion that has occurred during the last year.

(bullet) General and administrative expense, which includes corporate expenses, decreased approximately $91,000 or 8.4%. Expenses associated with abandoned property acquisitions, management bonus expense and construction administration expenses were all lower in the 1995 quarter.

(bullet) Property management expenses increased $242,000. Property management expenses for the third quarter of 1995 include a $500,000 accrual for estimated employment and other taxes associated with employee occupied apartment units for the 1993 and 1994 tax years, as a result of the completion of an Internal Revenue Service examination.

(bullet) Gains (losses) on the sales of real estate owned includes the recognition, for financial reporting purposes, an aggregate $205,000 gain on the sale of a shopping center and an outparcel of land at a second shopping center. The shopping center sale was structured to qualify as a like-kind exchange under Section 1031 of the Internal Revenue Code, so the related capital gain will be deferred for Federal income tax purposes.

(bullet) Net income available to common shareholders decreased $899,000. Net income available to common shareholders for the third quarter of 1995 includes a $2.4 million preferred stock dividend not included in last year's results.

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