Form 10-K
period 1995-12-31
UNITED DOMINION REALTY TRUST INC
filed 1996-03-29
CIK 74208

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


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

         10 South  Sixth  Street,  Suite 203  Richmond,  Virginia  23219-3802
              (Address of principal executive offices-zip code)

                                 (804) 780-2691
               Registrant's telephone number, including area code


          Securities registered pursuant to Section 12(b) of the Act:


               TITLE OF EACH CLASS                                      NAME OF EXCHANGE ON WHICH REGISTERED
Common Stock, $1 Par Value                                                    New York Stock Exchange
9 1/4% Series A Cumulative Redeemable  Preferred Stock                        New York Stock Exchange


          Securities registered pursuant to Section 12(g) of the Act:
                                      None





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to filing requirements for at least the past 90 days.

                       Yes     X                No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on March 15, 1996 was approximately $854 million. As of March 15, 1996, there were 56,506,249 shares of common stock, $1 par value, outstanding.

Part III incorporates certain information by reference from the definitive proxy statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 7, 1996.

*In determining this figure, the Company has assumed that all of its officers and directors, and persons known to the Company to be beneficial owners of more than 5% of the Company's shares, are affiliates. Such assumption should not be deemed to be conclusive for any other purpose.

-------------------------------------------------------------------------------

                                       UNITED DOMINION REALTY TRUST, INC.

                                               TABLE OF CONTENTS

                                                                         PAGE
PART I.

         Item 1.  Business                                                  3
         Item 2.  Properties                                               12
         Item 3.  Legal Proceedings                                        13
         Item 4.  Submission of Matters to a Vote of Security-Holders      13

PART II.

         Item 5.  Market for Registrant's Common Equity and Related        15
                           Stockholder Matters
         Item 6.  Selected Financial Data                                  15
         Item 7.  Management's Discussion and Analysis of Financial        17
                           Condition and Results of Operation
         Item 8.  Financial Statements and Supplementary Data              22
         Item 9.  Changes in and Disagreements with Accountants on         22
                           Accounting and Financial Disclosure

PART III.

         Item 10.          Directors and Executive Officers of the         23
                            Registrant
         Item 11.          Executive Compensation                          23
         Item 12.          Security Ownership of Certain Beneficial        23
                            Owners and Management
         Item 13.          Certain Relationships and Related Transactions  23

PART IV.

         Item 14.          Exhibits, Financial Statement Schedule, and     24
                            Reports on Form 8-K

                                 Part I


Item 1.   Business

         United Dominion Realty Trust, Inc., a Virginia corporation, and its subsidiaries (collectively, the "Company") is a self-administered equity real estate investment trust ("REIT"), formed in 1972, whose business is devoted to one industry segment, the ownership and operation of income-producing real estate, primarily apartment communities located in the southeastern U.S. (the "Southeast"). The Company is headquartered in Richmond, Virginia with divisional offices in Richmond, Atlanta, Georgia, and Orlando, Florida, and regional offices in the previously mentioned cities plus Columbia, Maryland, Raleigh, North Carolina, and Nashville, Tennessee. The Company has approximately 1,100 associates as of March 15, 1996. The Company is a fully integrated real estate company with acquisition, development and asset and property management capabilities. The Company acquires, upgrades and operates its properties with the goals of maximizing its funds from operations ("FFO") (defined as income before gains [losses] on investments and extraordinary items
[computed in accordance with generally accepted accounting principles] plus real estate depreciation, less preferred dividends and after adjustment for significant nonrecurring items, if any) and quarterly distributions to
shareholders,   while  building  equity primarily through real estate
appreciation.

         At the beginning of 1991, the Company embarked on a major expansion of its apartment portfolio in an effort to take advantage of unique buying opportunities resulting from the real estate credit crisis. This enabled the Company to (i) acquire more stable apartment properties having high occupancy levels and not requiring substantial renovation, and (ii) enter into new markets including the Baltimore/Washington area, central and south Florida, Nashville and Memphis, Tennessee. The Company's acquisition strategy focuses on acquiring two types of apartment communities: (i) near Class A properties built since 1980 where the investment (purchase price plus planned improvements) represents a significant discount to replacement cost and (ii) well-located communities built in the late 1960s or 1970s that can be upgraded and repositioned for the longer term. In 1995, the Company purchased 23 apartment communities with 5,142 apartment homes for approximately $195 million. This includes 9 apartment communities with 1,596 apartment homes acquired in a portfolio purchase for $65.7 million, including closing costs. As of March 15, 1996, the Company's portfolio of income-producing real estate consisted of 154 properties including 144 apartment complexes, 6 shopping centers, and 4 other properties. A geographic distribution of the Company's portfolio of apartment communities held for investment is included in Item 2, "Properties".

         The Company is operated so as to qualify as a real estate investment trust under the applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"). To qualify, the Company must meet certain tests which, among other things, require that its assets consist primarily of real estate, its income be derived primarily from real estate, and at least 95% of its taxable income be distributed to its shareholders. Because the Company qualifies as a REIT, it is generally not subject to Federal income taxes.

         The Company manages its properties directly, rather than through outside property management firms. During 1995, the cost of internal property management of the Company's apartment properties was approximately 2.6% of rents collected versus the 4-5% fee typically charged by independent fee management companies in the Company's region. In determining its cost of self management, the Company considers all direct and indirect costs associated with the internal property management function.

         Near the end of 1992, management of the Company determined that the Company should devote substantially all of its resources to the apartment business. During 1994, the Company sold one shopping center and during 1995 the Company sold seven shopping centers. As of the end of 1995, six of the Company's remaining seven shopping centers were under contract to be sold. There is no assurance that these sales transactions will be consummated. Although no formal plans for divestiture have been made, the Company hopes to substantially liquidate its commercial properties over time as opportunities arise.

         A significant aspect of the Company's investment strategy has been to concentrate its investments within the Southeast. The Company currently owns properties in the seven coastal states from Delaware to Florida plus Tennessee and Alabama. This strategy of geographically focusing on one region, has enabled management to regularly inspect each property and to monitor developments in local real estate markets. The Company is a significant apartment owner in 15 Southeast markets with each market averaging approximately 2,000 apartment homes. The Company's strategy is to establish a dominant presence in each of these markets in order to:

(bullet)   Be a local market leader.

(bullet)   Improve operating efficiencies in the purchase of good and services.

(bullet)   Reduce the cost of community management.

(bullet) Generate new sources of revenue from services marketed to residents.

(bullet)   Reduce costs and add revenues from utility deregulation.

(bullet) Build stronger local organizations which are conducive to growing and retaining associates.

         The Company will continue to grow principally through acquisitions. However, given its size, as well as its objective to be a dominant owner in its larger markets, management believes that it is important that the Company have some development capability. During 1995, the Company began building its prototype apartment building as a second phase to Clear Run Apartments in Wilmington, North Carolina. The Company plans to build this prototype as a second phase at four other communities in 1996. The Company also plans to do a ground up development of 360 apartment homes in a suburb of Nashville.

         As a qualified REIT, the Company distributes a substantial portion of its cash flow to its shareholders in the form of dividends. Over the past several years, the Company has reduced its payout ratio (the ratio of distributions declared per share to FFO per share) from above 90% to approximately 76% in 1995. For 1995, the Company's cash flow from operating activities exceeded cash distributions paid to common shareholders by approximately $20.7 million. The Company utilizes a variety of primarily external financing sources to fund new acquisitions, property renovations and expansions, major capital improvements and balloon debt payments. The Company has frequently utilized its bank lines of credit to temporarily finance these expenditures and has subsequently replaced the short-term bank debt with longer term debt or equity. During 1995 the Company recognized cash proceeds from sales of real estate owned of $23.5 million. Property sales should continue to be a funding source in the future.

         During 1995 the Company raised approximately $218 million externally. This included $78.7 million from the sale of common stock in February, September and October and $101.5 million from the April sale of 4,200,000 shares of 9 1/4% Series A Cumulative Redeemable Preferred Stock ($25 per share liquidation preference value) ("Preferred Stock"). Also during 1995, the Company completed new tax-exempt housing bond financings or assumed such bond financings and conventional mortgage notes in connection with certain acquisitions in the aggregate amount of approximately $38.0 million.

         In the past, the Company utilized fixed rate mortgage debt to finance its growth. As the Company's capital base has broadened over the past several years primarily through its sale of common stock in seven of the last nine years, its financial strength and credit standing have improved. The Company's senior debt is currently rated BBB+ by Standard & Poor's and Baal by Moody's. As a result of its investment grade debt ratings, the Company has used and expects to continue to use unsecured debt as its primary debt funding source. The Company also uses secured debt financing but to a much lesser extent and only
(i) when such financing takes the form of tax-exempt housing bonds or (ii) in connection with an acquisition when existing mortgage financing is in place that either is closed to prepayment or cannot be repaid at a reasonable cost.

         At December 31, 1995, the Company had $70 million of revolving credit facilities with four commercial banks plus $33.5 million of additional available lines of credit with three of these banks. The Company will seek to further expand these credit arrangements during 1996. At December 31, 1995, the Company had $18.4 million of borrowings outstanding under the revolving credit facilities and no borrowings outstanding under its lines of credit.

         At the end of 1995, the apartment portion of the Company's portfolio included 141 complexes having a total of 34,224 apartment homes and constituting 95.8% of the Company's real estate owned, at cost. During 1995, the Company acquired 23 apartment complexes, having a total of 5,142 apartment homes, a 16.9% increase in the number of apartment homes owned. During 1995, 1994, and 1993, apartments provided approximately 96%, 93% and 89% respectively, of the Company's rental income. The Company's apartment communities consist primarily of upper middle to moderate income complexes which make up the broadest segment of the apartment market. Management believes that well located apartments offer the Company a good combination of current income and longer term equity growth. Although there is no known move toward rent control in any of the markets in which the Company now owns apartments, should rent control legislation be enacted, the Company's ability to raise rents to cover increases in operating expenses might be impaired. While the Company has been largely unaffected by military cutbacks and base closures, the effect of future defense cuts on the Company's region is unknown. As the Company has expanded beyond Virginia and North Carolina, it has attempted to avoid markets where the exposure to reduced defense spending is believed to be high. The Company has one property, Indian Hills in Anniston, Alabama, which caters to Fort McClellan which was included in the list of military base closings announced by the Defense Department in February, 1995.

         Management expects the Company's apartment business to continue to be stable during the next two to three years. Apartment markets in the Company's region in 1994 and 1995 generally benefitted from the combination of job growth which led to strong growth in the number of renter households and only modest apartment construction. Beginning in mid-year 1994 and lasting through mid-year 1995, physical occupancy of the Company's apartments steadily increased. However, occupancy trended downward beginning in August, 1995 and continued to decline albeit slowly through year end. Physical occupancy at the Company's apartment properties averaged 93.9% for December, 1995. Management believes that apartment markets within the Southeast will remain in balance over the next few years if construction activity remains at 1994 and 1995 levels. Because the Company's apartment occupancy has stabilized at approximately 94% at the beginning of 1996, it is anticipated that the Company will benefit more from higher rent growth in 1996 and 1997 than from occupancy gains.

         It is widely believed by those who closely follow the industry that the next few years will be a period of consolidation for REITs. Prior to 1990, United Dominion was the only major publicly held REIT focusing almost exclusively on apartment investments. Since then, a number of new multifamily REITs have been formed. According to the National Association of Real Estate Investment Trusts (NAREIT), there were more than 35 apartment REITs as of February 29, 1996. It is believed that some of these REITs may be forced to seek to be acquired by larger, better capitalized REITs with superior access to the capital markets, such as the Company. If consolidation occurs, then the Company expects to participate in the process as an acquirer of other apartment REITs when such transactions are accretive to FFO earnings and can enhance dividend growth and shareholder value.

         At  December  31,  1995,  commercial  properties,   primarily  shopping
centers, constituted the remaining 4% of the Company's real estate owned at cost. During 1995, 1994, and 1993, commercial properties provided 4%, 7%, and 11%, respectively, of the Company's rental income. The commercial portfolio has become a non-material portion of the Company's total portfolio.

         In most of the Company's markets, the competition for residents among properties is very intense. Some competing properties are larger and/or newer than the Company's properties and offer features for prospective residents not offered by properties owned by the Company. The competitive situation of each property varies and intensifies as additional properties are constructed.

         The Company expects to continue to aggressively acquire additional apartment properties within the Southeast during 1996. When it is in the market for new acquisitions, the Company competes with numerous other investors, including REITs, individuals, partnerships, corporations, pension funds, syndicators, insurance companies, foreign investors, and other real estate entities. Management believes that the Company, in general, is well positioned in terms of economic and other resources to compete effectively. Even though the Company has certain advantages over some of its competitors because of its substantial presence in the region and its access to capital, some competing investors are larger than the Company in terms of assets and other investment resources and may have a competitive advantage.

         To date, compliance with Federal, State, and local environmental protection regulations has not had a material effect upon the capital expenditures, earnings, or competitive position of the Company. However, over the past few years, there have been increasing concerns raised regarding the presence of asbestos and other hazardous materials in existing real estate properties. In response to this, on March 1, 1991, the Company adopted a property management plan for hazardous materials. As part of the plan, Phase I environmental site investigation and reports have been completed for each property owned by the Company and not previously inspected. In addition, all proposed acquisitions are inspected prior to acquisition. In general, within the Company's region, owners of property for sale have been required by purchasers to remove or control asbestos and other environmental hazards prior to the transfer of the property. Consequently, when the Company sells properties in the future, management anticipates that the Company will similarly be required to remove or control such hazards, if any. In some cases, the Company has abandoned otherwise economically attractive acquisitions because the costs of removal or control have been prohibitive and/or the Company has been unwilling to accept the potential risks involved. Management believes that thorough professional environmental inspections and testing for asbestos and other hazardous materials, coupled with a conservative posture toward accepting known risk, the Company can minimize its exposure to potential liability associated with environmental hazards. The Company is not aware of any environmental hazards on or in its properties which individually or in the aggregate may have a material adverse impact on its operations or financial position. To the best of its knowledge, the Company is in compliance with all applicable environmental rules and regulations.


                          UNITED DOMINION REALTY, L.P.


         On October 23, 1995, the Company organized United Dominion Realty, L.P. (the "Partnership") under the Virginia Revised Uniform Limited Partnership Act. The Company is the sole General Partner of the Partnership and currently holds a 99% interest therein. The remaining 1% is currently held by UDRT of North Carolina, L.L.C., a wholly owned subsidiary of the Company. In 1995, the Company acquired two apartment communities and land to develop an additional apartment community using the Partnership, and transferred seven of its Tennessee properties into the Partnership. The Partnership is intended to assist the Company in competing for acquisitions of properties that meet the Company's investment strategies from seller partnerships some or all of whose partners may wish to defer taxation of gain realized on sale through an exchange of partnership interests.

         The Partnership is organized under a First Amended and Restated Agreement of Limited Partnership dated as of December 31, 1995 (the "Partnership Agreement"). A summary of certain provisions of the Partnership Agreement is set forth below. The summary does not purport to be complete and is subject to and qualified in its entirety by reference to applicable provisions of the Partnership Act and the complete Partnership Agreement, which is filed as an exhibit to this annual report on Form 10-K for the year ended December 31, 1995.

ADMISSION OF LIMITED PARTNERS; INVESTMENT AGREEMENTS

         The Company presently intends to limit admission to the Partnership to Limited Partners who are "accredited investors," as defined in Rule 501(a) under the Securities Act of 1933, as amended (the "Securities Act"). Limited Partners will be admitted upon executing and delivering to the Company an Investment Agreement (the "Investment Agreement") and delivering to the Partnership the consideration prescribed therein. In the Investment Agreement, the prospective Limited Partner makes representations as to his status as an accredited investor and other representations and agreements regarding the Units, defined below, to be issued to him, intended to assure compliance with the Securities Act. Any rights to Securities Act registration of the Common Stock of the Company, if any, issued to such Limited Partner upon redemption of his Units (see "Redemption Rights" below), will also be set forth in the Investment Agreement.

UNITS

         The interests in the Partnership of the Partnership's limited Partners (the "Limited Partners") are represented by units of limited partnership interest (the "Units"). All holders of Units are entitled to share in cash distributions from, and in the profits and losses of, the Partnership. Distributions by the Partnership are made equally for each Unit outstanding. As the Partnership's sole General Partner, the Company intends to make distributions per Unit in the same amount as the cash dividends paid by the
Company on each share of Common Stock. However, because the Partnership properties, which are the primary source of cash available for distribution to Unit holders, are significantly fewer than the properties held directly by the Company and may not perform as well, there can be no assurance that distributions per Unit will always equal Common Stock dividends per share. A distribution made to the Company to enable it to maintain its REIT status (see "Management and Operations" below) may deplete cash otherwise distributable to Unit holders. The Partnership may borrow from the Company for the purpose of equalizing per Unit and per share of Common Stock distributions, but neither the Partnership nor the Company is under any obligation regarding Partnership borrowings for this or any other purpose.

         The Limited Partners have the rights to which limited partners are entitled under the Partnership Act. The Units are illiquid; they are not registered for secondary sale under any securities laws, state or federal, and cannot be transferred by a holder unless they are so registered or an exemption from such registration is available. Neither the Partnership nor the Company is under any obligation to effect any such registration or to establish any such exemption. The Partnership Agreement imposes additional restrictions on the transfer of Units, as described below under "Transferability of Interests."

MANAGEMENT AND OPERATIONS

         The Company, as the sole General Partner of the Partnership, has full, exclusive and complete responsibility and discretion in the management and control of the Partnership, and the Limited Partners have no authority to transact business for, or participate in the management activities or decisions of, the Partnership.

         The Partnership Agreement requires that the Partnership be operated in a manner that will enable the Company to satisfy the requirements for being classified as a REIT and to avoid any federal income tax liability. The General Partner is expressly directed, notwithstanding anything to the contrary in the Partnership Agreement, to cause the Partnership to distribute amounts (including proceeds of Partnership borrowings) sufficient to enable the Company to pay distributions to its shareholders required to maintain its REIT status and avoid income tax or excise tax liability.

ABILITY TO ENGAGE IN OTHER BUSINESSES; CONFLICTS OF INTEREST

         The Company and other persons (including officers, directors, employees, agents and other affiliates of the Company) are not prohibited under the Partnership Agreement from engaging in other business activities, including business activities substantially similar or identical to those of the Partnership, and the Company will not be required to present any business opportunities to the Partnership or to any Limited Partner.

BORROWING BY THE PARTNERSHIP

         The General Partner is authorized under the Partnership Agreement to cause the Partnership to borrow money and to issue and guarantee debt as it deems necessary for the conduct of the activities of the Partnership. Such debt may be secured by mortgages, deeds of Company, pledges or other liens on the assets of the Partnership.

REIMBURSEMENT OF GENERAL PARTNER; TRANSACTIONS WITH THE GENERAL PARTNER AND ITS AFFILIATES

         The General Partner will receive no compensation for its services as General Partner of the Partnership. However, as a partner in the Partnership, the General Partner has the same right to allocations of profit and loss and distributions as other partners of the Partnership. In addition, the Partnership will reimburse the General Partner for all expenses it incurs relating to the ownership and operation of, or for the benefit of, the Partnership and any offering of Units or other partnership interests, and for the pro rata share of the expenses of any offering securities of the Company some or all the proceeds of which are contributed to the Partnership.

LIABILITY OF GENERAL PARTNER AND LIMITED PARTNERS

         The General Partner is liable for all general obligations of the Partnership to the extent not paid by the Partnership. The General Partner is not liable for the non-recourse obligations of the Partnership.

         The  Limited   Partners  are  not  required  to  make  further  capital
contributions to the Partnership after their respective initial contributions are fully paid. Assuming that a Limited Partner acts in conformity with the provisions of the Partnership Agreement, the liability of the Limited Partner for obligations of the Partnership under the Partnership Agreement and Partnership Act will be limited, subject to certain possible exceptions, to the loss of the Limited Partner's investment in the Partnership.

         The Partnership is qualified to conduct business in each state in which it owns property and may qualify to conduct business in other jurisdictions. Maintenance of limited liability may require compliance with certain legal requirements of those jurisdictions and certain other jurisdictions. Limitations on the liability of a limited partner for the obligations of a limited partnership have not clearly been established in many states. Accordingly, if it were determined that the right, or exercise of the right by the Limited Partners, to make certain amendments to the Partnership Agreement or to take other action pursuant to the Partnership Agreement constituted "control" of the Partnership's business for the purposes of the statutes of any relevant state, the Limited Partners might be held personally liable for the Partnership's obligations. The Partnership will operate in a manner the General Partner deems reasonable, necessary and appropriate to preserve the limited liability of the Limited Partners.

EXCULPATION AND INDEMNIFICATION OF THE GENERAL PARTNER

         The Partnership Agreement provides that the General Partner will incur no liability for monetary damages to the Partnership or any Limited Partner for losses sustained or liabilities incurred as a result of errors in judgment or of any act or omission if the General Partner acted in good faith. In addition, the General Partner is not responsible for any misconduct or negligence on the part of its agents, provided the General Partner appointed such agents in good faith.

         The Partnership Agreement also provides for indemnification of the General Partner, the directors, officers and employees of the General Partner, and such other persons as the General Partner may from time to time designate, against any and all losses, claims, damages, liabilities (joint or several), expenses (including reasonable legal fees and expenses), judgments, fines, settlements, and other amounts arising from any and all claims, demands, actions, suits or proceedings, whether civil, criminal, administrative or investigative, that relate to the operations of the Partnership in which any such indemnitee may be involved, or is threatened to be involved, unless it is established that (i) the act or omission of such indemnitee was material to the matter giving rise to the proceeding and either was committed in bad faith or was the result of active and deliberate dishonesty, (ii) such indemnitee actually received an improper personal benefit in money, property or services, or (iii) in the case of any criminal proceeding, such indemnitee had reasonable cause to believe that the act or omission was unlawful.

SALE OF ASSETS

         Under the Partnership Agreement, the General Partner generally has the exclusive authority to determine whether, when and on what terms the assets of the Partnership will be sold.

REMOVAL OF THE GENERAL PARTNER; TRANSFER OF GENERAL PARTNER'S INTEREST

         The Partnership Agreement does not authorize the Limited Partners to remove the General Partner and the Limited Partners have no right to remove the General Partner under the Partnership Act. The General Partner may not transfer any of its interest as General Partner and withdraw as General Partner, except
(a) to a wholly-owned subsidiary of the General Partner or the owner of all the ownership interests in the General Partner, (b) in connection with a merger or sale of all or substantially all of the assets of the General Partner or (c) as a result of the bankruptcy of the General Partner. A substitute or additional General Partner may be admitted upon compliance with the applicable provisions of the Partnership Agreement, including delivery by counsel for the Partnership of an opinion that admission of such General Partner will not cause (i) the

Partnership to be classified other than as a partnership for federal income tax purposes, or (ii) the loss of any Limited Partner's limited liability. The General Partner may not sell all or substantially all of its assets, or enter into a merger, unless the sale or merger includes the sale of all or substantially all of the assets of, or the merger of, the Partnership and the Limited Partners receive for each Unit substantially the same consideration as the holder of one share of Common Stock.

TRANSFERABILITY OF INTERESTS

         A Limited Partner may transfer his interest in the Partnership without the consent of the General Partner, unless in the opinion of counsel for the Partnership such transfer would require the registration of such interest under the Securities Act or would otherwise violate any applicable federal or state securities or blue sky law (including investment suitability standards) and unless such transfer would have undesirable federal income tax consequences for the Partnership. The General Partner may require, as a condition of any transfer, that the transferring Limited Partner assume all costs incurred by the Partnership in connection with such transfer.

REDEMPTION RIGHTS

         Each Limited Partner has the right (the "Redemption Right"), subject to the purchase right of the General Partner described below, to cause the redemption of such Limited Partner's Units for cash in an amount per Unit equal to the average of the closing sale prices of the Common Stock of the Company on the New York Stock Exchange (the "NYSE") for the ten trading days immediately preceding the date of receipt by the General Partner of notice of such Limited Partner's exercise of the Redemption Right. A Limited Partner that exercises the Redemption Right shall be deemed to have offered to sell the Units to be redeemed to the General Partner, and the General Partner may elect to purchase such Units by paying to such Limited Partner either the redemption price in cash or by delivering to such Limited Partner a number of shares of Common Stock of the Company equal to the product of the number of such Units, multiplied by the "Conversion Factor," which is 1.0, subject to customary antidilution provisions in the event of stock dividends on or subdivisions or combinations of the Common Stock subsequent to issuance of such Units. Any Common Stock issued to the redeeming Limited Partner will be listed on the NYSE and if and to the extent provided in such Redeeming Partner's Investment Agreement, registered under the Securities Act and/or entitled to rights to Securities Act registration.

NO WITHDRAWAL OF CAPITAL BY LIMITED PARTNERS

         No Limited Partner has the right to withdraw any part of his capital contribution to the Partnership or to interest thereon or to receive any distribution, except as provided in the Partnership Agreement.

ISSUANCE OF ADDITIONAL LIMITED PARTNERSHIP INTERESTS AND OTHER PARTNERSHIP SECURITIES

         The General Partner is authorized, without the consent of the Limited Partners, to cause the Partnership to issue additional Units or other Partnership securities to the partners or to other persons on such terms and conditions and for such consideration, including cash or any property or other assets permitted by the Partnership Act, as the General Partner deems appropriate.

MEETINGS

         The Partnership Agreement does not provide for annual meetings of the Limited Partners, and the General Partner does not anticipate calling such meetings.

AMENDMENT OF PARTNERSHIP AGREEMENT

         Amendments to the Partnership Agreement may, with four exceptions, be made by the General Partner without the consent of the Limited Partners. Any amendment to the Partnership Agreement which would (i) affect the Conversion Factor or the Redemption Rights of the Limited Partners, (ii) adversely affect the rights of the Limited Partners to receive distributions payable to them under the Partnership Agreement, (iii) alter the Partnership's profit and loss allocations or (iv) impose any obligation upon the Limited Partners to make additional capital contributions to the Partnership shall require the consent of Limited Partners owning more than 50% of the percentage interests in the Partnership.

BOOKS AND REPORTS

         The General Partner is required to keep at the specified office of the Partnership the Partnership's books and records, including copies of the Partnership's federal, state and local tax returns, a list of the partners and their last known business addresses, the Partnership Agreement, the Partnership certificate and all amendments thereto and any other documents and information required under Partnership Act. Any partner or his duly authorized representative, upon paying duplicating, collection and mailing costs, is entitled to inspect or copy such records during ordinary business hours.

         The General Partner will furnish to each Limited Partner, as soon as practicable after the close of each fiscal year, an annual report containing financial statements of the Partnership (or the Company, if consolidated financial statements including the Partnership are prepared) for such fiscal year. The financial statements will be audited by accountants selected by the General Partner. In addition, as soon as practicable after the close of each fiscal quarter (other than the last quarter of the fiscal year), the General Partner will furnish to each Limited Partner a quarterly report containing unaudited financial statements of the Partnership (or the Company and the Partnership, consolidated).

         The General Partner will furnish to each Limited Partner, within 75 days after the close of each fiscal year of the Partnership, the tax information necessary to file such Limited Partner's individual tax returns.

LOANS TO PARTNERSHIP

         The Partnership Agreement provides that the General Partner may borrow additional Partnership funds for any Partnership purpose from the General Partner or a subsidiary or subsidiaries of the General Partner or otherwise.

ADJUSTMENTS OF CAPITAL ACCOUNTS AND PERCENTAGE INTERESTS

         A separate capital account will be established and maintained for each Partner. If (i) a new or existing general or limited partner of the Partnership (a "Partner" or collectively "Partners") acquires an additional interest in the Partnership interest in exchange for more than a de minimis capital contribution, (ii) the Partnership distributes to a Partner more than a de minimis amount of Partnership property as consideration for a Partnership interest, or (iii) the Partnership is liquidated for federal income tax purposes, the General Partner shall revalue the property of the Partnership to its fair market value (as determined by the General Partner, in its sole discretion) in accordance with applicable federal income tax regulations. When the Partnership's property is revalued by the General Partner, the capital accounts of the partners shall be adjusted in accordance with such regulations, which generally require such capital accounts to be adjusted to reflect the manner in which the unrealized gain or loss inherent in such property (that has not been reflected in the capital accounts previously) would be allocated among the partners pursuant to the Partnership Agreement if there were a taxable disposition of such property for its fair market value on the date of the revaluation.

         If the number of outstanding Units increases or decreases during a taxable year, each partner's percentage interest in the Partnership shall be adjusted by the General Partner effective as of the effective date of each such increase or decrease to a percentage equal to the number of Units held by such Partner divided by the aggregate number of Units outstanding after giving effect to such increase or decrease, and profits and losses for the year will be allocated among the partners in a manner selected by the General Partner to give appropriate effect to such adjustments.

REGISTRATION RIGHTS

         Limited Partners have no rights to Securities Act registration of any Common Stock of the Company received in connection with redemption of Units except as provided in their respective Investment Agreements.

TAX MATTERS; PROFIT AND LOSS ALLOCATIONS

         Pursuant to the Partnership Agreement, the General Partner is the tax matters partner of the Partnership and, as such, has the authority to handle tax audits and to make tax elections under the Code on behalf of the Partnership.

         Profit and loss of the Partnership generally will be allocated among the Partners in accordance with their respective interests in the Partnership based on the number of Units held by the Partners.

DISTRIBUTIONS

         The Partnership Agreement provides that the General Partner shall distribute cash quarterly, in amounts determined by the General Partner in its sole discretion, to the partners in accordance with their respective percentage interests in the Partnership, except that the amount of cash distributable to a Limited Partner who has not been a Limited Partner for the full quarter for which the distribution is paid is subject to pro rata reduction. Upon liquidation of the Partnership, after payment of, or adequate provision for, debts and obligations of the Partnership, including any Partner loans, any remaining assets of the Partnership will be distributed to all Partners with positive capital accounts in accordance with their respective positive capital account balances. If the General Partner has a negative balance in its capital account following a liquidation of the Partnership, it will be obligated to contribute cash to the Partnership equal to the negative balance in its capital account.

TERM

         The Partnership will continue until December 31, 2051, or until sooner dissolved upon (i) the bankruptcy, dissolution, death or withdrawal of a General Partner (unless the Limited Partners elect to continue the Partnership by electing by unanimous consent a substitute General Partner within 90 days of such occurrence), (ii) the passage of 90 days after the sale or other disposition of all or substantially all the assets of the Partnership, (iii) the redemption of all Limited Partners' interests in the Partnership, or (iv) election by the General Partner. Upon dissolution of the Partnership, the General Partner will proceed to liquidate the assets of the Partnership and distribute the proceeds remaining after payment or adequate provision for payment of all debts and obligations of the Partnership as provided in the Partnership Agreement.

ITEM 2.  PROPERTIES
REAL ESTATE HELD FOR INVESTMENT

The table below sets forth a summary by major geographic market of the Company's portfolio of apartment rental properties held for investment at December 31, 1995. The Company also held five commercial properties for investment at December 31, 1995, having an aggregate cost of $7,249,020 containing 325,000 square feet. See also Notes 1 and 2 to the Consolidated Financial Statements and
Schedule III - Summary of Real Estate Owned.


                                                                                                                          AVERAGE
                               NUMBER        NUMBER      PERCENTAGE    REAL                                   ECONOMIC    MONTHLY
MAJOR                            OF            OF           OF        ESTATE                        COST      OCCUPANCY   RENT
GEOGRAPHIC                    APARTMENT    APARTMENT    APARTMENT       AT                          PER       FULL YEAR   DECEMBER
MARKETS                      COMMUNITIES     HOMES        HOMES        COST       ENCUMBERANCES     UNIT        1995      1995
----------------------------------------------------------------------------------------------------------------------------------
Richmond, Virginia               12         3,541         11%       $99,088,108    $10,546,791    $27,982       95.8%      $495
Columbia, South Carolina         11         3,218         10%        95,294,439     19,841,033     29,613       94.6%       471
Raleigh, North Carolina           7         2,272          7%        81,186,113      7,000,000     35,733       99.0%       558
Tampa, Florida                    8         2,351          7%        76,449,020             --     32,518       90.1%       537
Charlotte, North Carolina        10         2,002          6%        71,555,132     10,629,071     35,742       95.3%       533
Orlando, Florida                  8         2,253          7%        78,902,434     27,510,000     35,021       90.5%       534
Atlanta, Georgia                  6         1,670          5%        57,011,100      6,027,182     34,138       92.0%       538
Baltimore, Maryland               8         1,746          5%        73,650,412     30,800,000     42,182       93.4%       628
Eastern, North Carolina           8         1,730          5%        47,537,154      1,463,867     27,478       98.1%       499
Hampton Roads, Virginia           6         1,436          5%        42,319,745      3,900,000     29,471       94.4%       516
Nashville, Tennessee              5         1,344          4%        46,520,494      5,223,854     34,613       97.9%       536
Greenville/Spartanburg,
   South Carolina                 7         1,330          4%        37,328,147      3,265,000     28,066       93.9%       475
Washington, DC                    4         1,011          3%        34,380,221     11,437,183     34,006       93.1%       631
Ft. Lauderdale, Florida           4           960          3%        58,232,414             --     60,659       91.6%       770
Memphis, Tennessee                4           935          3%        30,179,225      5,890,000     32,277       94.4%       476
Other  Maryland                   4           784          2%        31,548,586             --     40,241       96.1%       591
Other North Carolina              2           447          1%        14,497,318             --     32,432       90.8%       446
Other Florida                     6         1,524          5%        51,283,043     17,452,916     33,652       90.9%       529
Other Virginia                    6           988          3%        33,138,387      2,960,000     33,541       96.3%       519
Delaware                          3           468          1%        19,238,635             --     41,108       95.4%       590
Other Georgia                     2           468          1%        20,067,668      6,407,421     42,880       90.8%       612
Other South Carolina              2           408          1%        12,030,615      2,200,000     29,487       89.2%       391
Alabama                           2           382          1%        12,410,936             --     32,489       87.0%       488
                               =================================================================================================
                                135        33,268        100%    $1,123,849,346   $172,554,318    $33,782       94.1%      $516
                               =================================================================================================


At December 31, 1995, the Company has six shopping centers and six apartment properties classified in the consolidated balance sheet as real estate held for disposition in the amount of $51,015,137, net of accumulated depreciation in the amount of $23,572,195 and impairment loss valuation allowance in the amount of $1,700,000. These properties are not included in the above table.

ITEM  3.   LEGAL PROCEEDINGS

         Neither the Company nor any of its apartment communities is presently subject to any material litigation nor, to the Company's knowledge, is any litigation threatened against the Company or any of the communities, other than routine actions arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the business or financial condition or results of operations of the Company.

ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders during the last quarter of its fiscal year ended December 31, 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company, listed below, serve in their respective capacities for approximate one year terms and are subject to re-election annually by the Board of Directors, normally in May of each year.

Name                    Age             Office                           Since

John P. McCann           51    President and Chief                        1974
                                   Executive Officer

James Dolphin            46    Senior Vice President                      1979
                                   and Chief Financial Officer

Barry M. Kornblau        46    Senior Vice President and                  1991
                                 Director of Apartment  Operations

Richard B. Chess         42    Vice President and Director                1987
                                  of Acquisitions

Richard A. Giannotti     40    Vice President and Director                1985
                                   of Construction

Katheryn E. Surface      37    Vice President, Corporate Secretary
                                   and General Counsel                    1992

Jerry A. Davis           33    Vice President and Corporate Controller    1989



         Mr. McCann, a Director, has been the Company's managing officer since 1974, serving as its President since 1979, its Secretary from 1974 to 1980, and its Treasurer from 1982 to 1985.

         Mr. Dolphin, a Director, was first employed by the Company in May, 1979 as Controller and served as Corporate Secretary from 1980 to February, 1994. He was elected Vice President of Finance in 1985 and Senior Vice President in 1987.

         Mr. Kornblau, a Director, joined the Company in 1991 as Senior Vice President and Director of Apartment Operations. From 1985 through 1990, he was President and Chief Executive Officer of Summit Realty Group, Inc. which managed the Trust's apartment properties during that period. He is a licensed real estate broker and a C.P.M.

         Mr. Chess joined the Company in October, 1987 as Director of Acquisitions. He was elected Assistant Vice President in 1988 and Vice President in 1989.

         Mr. Giannotti joined the Company as Director of Development and Construction in September, 1985. He was elected Assistant Vice President in 1988 and Vice President in 1989.

         Ms. Surface joined the Company in 1992 as Assistant Vice President and Legal Counsel and in 1994 was elected General Counsel, Corporate Secretary and Vice President. From 1986 to 1992, she was an attorney with the law firm of Hunton and Williams, the Company's outside counsel.

         Mr. Davis joined the Company in March, 1989 as Controller and was subsequently elected Assistant Secretary. In 1991 he was elected Vice President. He is a certified public accountant.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "UDR". The following table sets forth the quarterly high and low closing sale prices per share reported on the NYSE for each quarter of the last two years. Distribution information reflects distributions declared per share for each calender quarter and paid at the end of the following month.

                                                                   DISTRIBUTIONS
1994                          HIGH                      LOW           DECLARED
1st Quarter                $  15 7/8                $   12 3/4         $  .195
2nd Quarter                   15 1/8                    13 3/8            .195
3rd Quarter                   14 1/4                    13                .195
4th Quarter                   14 1/2                    12 1/4            .195

1995
1st Quarter                $  14 5/8                 $  13             $  .225
2nd Quarter                   15 3/8                    13 1/2            .225
3rd Quarter                   15                        13 1/2            .225
4th Quarter                   15                        13 1/4            .225

On March 15, 1996, the closing sale price of the Common Stock was $15.50 per share on the NYSE. On March 15, 1996 there were 5,636 holders of record of the 56,506,249 shares of Common Stock.

The Company pays regular quarterly dividends to holders of shares of Common Stock. Future distributions by the Company will be at the discretion of its Board of Directors and will depend on the actual funds from operations of the Company, the Company's financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the Board of Directors deems relevant.

The Company has a Dividend Reinvestment and Stock Purchase Plan under which holders of Common and Preferred Stock may elect to automatically reinvest their dividends and make additional cash payments to acquire additional shares of the Company's Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial and other information for the Company as of and for each of the years in the five year period ended December 31, 1995. The table should be read in conjunction with the Consolidated Financial Statements of United Dominion Realty Trust, Inc. and the Notes thereto included elsewhere herein.


Selected Financial Information


Years ended December 31,                                          1995           1994         1993         1992          1991
----------------------------------------------------------------------------------------------------------------------------------
In thousands, except per share data and apartments owned
OPERATING DATA
  Rental Income                                                $195,240       $139,972     $  89,084    $ 63,202       $ 51,250
  Income from property operations                                74,659         52,377        31,709      21,142         17,562
  Income before gains (losses) on
    investments and extraordinary item                           29,737         19,118        11,286       8,141          3,578
  Gains (losses) on investments                                   5,090            108           (89)     (1,564)(b)         26
  Impairment loss on real estate held for disposition            (1,700)(b)          -             -           -              -
  Extraordinary item - early extinguishment of debt                   -            (89)            -        (242)           (35)
  Net income                                                     33,127 (b)     19,137        11,197       6,335 (b)      3,569
  Dividends to preferred shareholders                              6,637              -             -           -              -
  Net income available to common shareholders                    26,490 (b)     19,137        11,197       6,335 (b)      3,569
  Common distributions declared                                  48,610         37,539        27,988      23,271         15,872
  Weighted average number of common shares outstanding (a)       52,781         46,182        38,202      34,604         24,642
  Per Share: (a)
    Net income available to common shareholders                $   0.50 (b)   $   0.41     $    0.29     $  0.18 (b)   $   0.14
    Common distributions declared                                  0.90           0.78          0.70        0.66           0.63

BALANCE SHEET DATA

  Real estate held for investment                            $1,131,098     $1,007,599     $ 582,213    $454,115       $361,503
  Real estate held for disposition                               51,015              -             -           -              -
  Accumulated depreciation                                      129,454        120,341        91,444      71,806         56,074
  Total assets                                                1,080,616        911,913       505,840     390,365        314,473
  Mortgage notes payable                                        180,481        158,449        72,862      76,516         73,373
  Notes payable                                                 349,858        368,215       156,558     104,605         94,973
  Shareholders' equity                                          516,389        356,968       259,963     197,677        136,152
  Number of common shares outstanding (a)                        56,375         50,356        41,653      35,285         27,133

OTHER DATA:

  CASH FLOW DATA

    Cash provided by operating activities                        66,428         54,544        33,939      24,608         16,614
    Cash used in investing activities                          (183,930)      (359,631)     (130,064)    (81,373)       (67,321)
    Cash provided by financing activities                       113,145        306,575       100,793      56,777         50,815

  FUNDS FROM OPERATIONS (C)

    Income before gains (losses) on investments and
         extraordinary items                                 $   29,737     $   19,118     $  11,286    $  8,141       $  3,578

    Adjustments:
         Real estate depreciation                                38,939         28,729        19,516      15,557         12,732
         Non-recurring items:
             Adoption of SFAS No. 112 "Employers' Accounting
               for Postemployment Benefits"                           -            450             -           -              -
         Prior years' employment and other taxes (d)                395
         Imputed interest expense                                     -              -             -           -            530
         Dividends to preferred shareholders                     (6,637)             -             -           -              -
                                                                 ------         ------        ------      ------         ------
    Funds from operations                                    $   62,434     $   48,297     $  30,802    $ 23,698       $ 16,840
                                                                 ======         ======        ======      ======         ======
  APARTMENTS HOMES OWNED
     Total apartment homes owned at December 31, 1995            34,224         29,282        17,914      13,832         10,924
     Weighted average number of apartment homes owned
         during the year                                         31,242         23,160        15,445      11,387          9,491


(a) All share and per share information has been adjusted to give effect to a 2-for-1 stock split May, 1993.

(b) Reflects a provision for possible investment losses of $1,564 ($0.4 per share) in 1992 and a $1,700 ($.03 per share) impairment loss on real estate held for disposition in 1995.

(c) Funds from operations ("FFO") is defined as income before gains (losses) on investments and extraordinary items (computed in accordance with generally accepted accounting principals) plus real estate depreciation, less preferred dividends and after adjustment for significant non-recurring items, if any. This definition conforms to the recommendations set forth in a White Paper adopted by the National Association of Real Estate Investment Trusts ("NAREIT") in early 1995. FFO for years prior to 1995 have been adjusted to conform to the NAREIT definition. The Trust considers FFO in evaluating property acquisitions and its operationg performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Trust's operating performance and liquidity. FFO does not represent cash generated from operating activities in accorance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

(d) Prior years payroll tax liability resulting from an Internal Revenue Service examination for the years 1993 and 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FUNDS FROM OPERATIONS ("FFO") is defined as income before gains (losses) on investments and extraordinary items (computed in accordance with generally accepted accounting principles) plus real estate depreciation, less preferred dividends and after adjustment for significant non-recurring items, if any. The Company considers FFO in evaluating property acquisitions and its operating performance, and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's operating performance and liquidity. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

For 1995, the Company implemented a revised definition of FFO and has restated FFO for prior years to conform to the recommendations set forth in a White Paper adopted by NAREIT (The National Association of Real Estate Investment Trusts) at the beginning of the year. The impact of adopting the NAREIT recommendations was to reduce FFO for 1995, 1994 and 1993 by $1.1 million, $915,000 and $855,000, respectively.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1995

For 1995, the Company reported significant increases over 1994 in rental income, income from property operations, income before gains (losses) on investments and extraordinary items, net income and FFO. Net income available to common shareholders increased $7.4 million or $.09 per share over 1994. During 1994 and 1995, the Company acquired a total of 16,308 apartment homes in 67 communities, net of properties resold, representing a 91% expansion in the number of apartment homes owned during that period. These apartment homes (the "non-mature" communities) provided a substantial portion of the aggregate reported increases noted above. However, the improved performance of the Company's mature group of 17,916 apartment homes in the 74 communities acquired prior to 1994 (the "mature" communities) also contributed to the increases, particularly when considered on a per share basis.

For 1995, the Company's mature communities provided approximately 53% of the Company's rental income and 52% of its net operating income (rental income less rental expenses). Total rental income from these apartment homes grew 5.0%, or $4.9 million in 1995, reflecting an increase in economic occupancy to 94.8% from 94.1% for 1994, and growth in average rents and other income of 4.4%. The improvement in occupancy reflected stronger apartment markets throughout the Company's region. Occupancy peaked in mid-1994 and remained above 95% through mid-1995 before trending downward slighty in the second half of the year. Rental expenses at these communities increased 2.6%, or $1.1 million, resulting in a decrease in the operating expense ratio (the ratio of rental expenses to rental income) of 1.0% to 42.9%. The increase in rental expenses reflected increased repairs, real estate taxes and exterior painting expenses. These increases were offset somewhat by lower gas, property management, and promotional expenses caused primarily by the combination of stronger occupancy and efficiencies of size. As a result of an Internal Revenue Service examination, property management expenses for the 1995 period include a $395,000 payment for employment and other taxes associated with employee occupied apartment homes for the 1993 and 1994 tax years. In 1995, the Company was able to internally manage its mature apartment communities at a cost of approximately 2.6% of rental income versus 3.4% in 1994. This reduction was achieved through economies of scale, as the Company acquired a significant number of apartment communities over the past two years without a corresponding increase in property management costs. Turnover (measured by move-outs) was 60% at the mature communities for 1995 versus 59% in 1994. The combination of increased occupancy, higher rents and only a moderate operating expense increase led to an increase in net operating income from mature communities of approximately $3.8 million or 6.9%.

For the 16,308 apartments in the 67 non-mature communities, average occupancy was 93.1% and the operating expense ratio was 41.3% during 1995. These communities provided increases of $52.1 million, $21.6 million and $30.5 million, respectively, in rental income, rental expenses excluding depreciation expense, and net operating income. For the 34,224 apartment homes in the 141 communities owned on December 31, 1995, occupancy averaged 94.0% and the operating expense ratio was 42.2% for the full year 1995. For 1994, the 29,282 apartment homes then owned had occupancy of 93.7% and an expense ratio of 43.2% for that year. For 1995, rental income, rental expenses excluding depreciation expense, net operating income and real estate depreciation from commercial properties decreased $1.8 million, $370,000, $1.4 million and $741,000, respectively since 1994, primarily due to the sales of eight shopping centers over the past two years.

For 1995, depreciation of real estate owned increased $10.2 million with substantially all of the increase attributable to the portfolio expansion that occured during 1994 and 1995.

For 1995, interest expense increased approximately $12.1 million over 1994. The Company used both debt and equity to finance its growth over the past two years; however, the weighted average amount of debt employed was higher in 1995 than it was in 1994 ($512 million in 1995 versus $392 million in 1994). The $.15 per share increase in interest expense reflected this higher average amount of outstanding debt in 1995 together with an increase in the weighted average interest rate on this debt from 7.3% in 1994 to 7.9% in 1995. The rate increase reflected the Company's heavier reliance on lower rate short-term bank borrowings in 1994 than in 1995 ($33.8 million in 1994 versus $8.2 million in 1995).

General and administrative expenses were relatively flat in 1995, increasing by only $62,000 over 1994. General and administrative expense for 1994 included a $450,000 charge related to the adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits". In 1995, the Company incurred increases in most of its general and administrative expense categories with the largest percentage increase attributable to costs related to abandoned acquisitions, including $204,000 associated with an unsuccessful business combination with another apartment company.

During 1995, the Company sold seven shopping centers and two apartment communities and recognized gains for financial reporting purposes totaling $5.1 million. Four of the shopping centers were sold to First Washington Realty Trust, Inc. on June 30, 1995. In connection with the sales, the Company received cash and 358,000 shares of First Washington's 9.75% Series A Cumulative Participating Convertible Preferred Stock having a fair value of $7.7 million on the date of sale. Five of the shopping center sales during the year were structured to qualify as tax deferred exchanges which enabled the Company to defer approximately $4.5 million of capital gains for income tax purposes. The Company also sold two apartment communities, both of which were acquired as part of the Clover Portfolio in 1994. No significant book gain or loss was recognized on the sale of either property.

In March, 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted future cash flows are not sufficient to recover the assets carrying value. The statement requires that impairment losses be recognized for long-lived assets to be disposed of when the fair value of the asset, less the estimated cost to sell, is less than the carrying value of that asset measured at the time management commits to the sale or disposal. On October 1, 1995, the Company opted for the early adoption of Statement No. 121. At the end of October, 1995, the Company executed a letter of intent to sell five shopping centers in a bulk sale at an aggregate purchase price of $28.4 million. Closing is expected to occur in the first half of 1996. Based on a preliminary allocation of the sales price, the Company recognized a $1.7 million impairment loss associated with the disposition of one of these centers, Village Square, in Myrtle Beach, South Carolina. The other four centers are expected to be sold at modest gains. At December 31, 1995, an additional shopping center plus six apartment communities were under contracts or letters of intent to sell. These twelve properties are classified on the consolidated balance sheet as "Real estate held for disposition" in the amount of $51.0 million, net of accumulated depreciation and impairment loss valuation allowance. Real estate held for disposition contributed income from property operations of approximately $4.1 million for the year ended December 31, 1995.

YEAR ENDED DECEMBER 31, 1994

For 1994, the Company reported significant increases over 1993 in rental income, income from property operations, income before gains (losses) on investments and extraordinary item, net income and funds from operations. During 1993 and 1994, the Company acquired 15,450 apartment units (63 apartment communities) representing a 112% expansion in the number of apartment homes owned during that two year period. These additional apartment homes provided a substantial portion of the reported increases noted above. However, the improved performance of the Company's mature group of 13,832 apartment homes (57 apartment communities) acquired prior to 1993 also contributed to the increases, particularly when considered on a per share basis.

For 1994, the Company's mature apartment communities provided approximately 53% of the Company's rental income and 51% of its net operating income. Total rental income from these apartment homes grew 6.2%, or $4.3 million in 1994, reflecting an increase in economic occupancy to 94.3% compared to 91.6% for 1993, and growth in average rents and other income of 3.3%. The improvement in occupancy reflected stronger apartment markets throughout the Company's region. Rental expenses at these properties increased 2.3% resulting in a decrease in the operating expense ratio (the ratio of rental expenses to rental income) of 1.7% to 44.0%. The increase in rental expenses was moderated by lower advertising, rental promotions, electricity, and interior painting and cleaning expenses caused by the combination of stronger occupancy and lower tenant turnover. Turnover was 57% for 1994. The combination of increased occupancy, higher rents and only a moderate operating expense increase led to an increase in net operating income from these mature apartment homes of approximately $3.6 million or 9.5%.

For the  15,450  apartments  in the 63  apartment  communities  acquired  by the
Company since the beginning of 1993, average occupancy was 92.8% and the operating expense ratio was 43.1% during 1994. These communities provided increases of $46.2 million, $19.9 million and $26.3 million, respectively, in rental income, rental expenses excluding depreciation expense and net operating income. For the 29,282 apartment homes in the 120 communities owned on December 31, 1994, occupancy averaged 93.7% and the operating expense ratio was 43.6% for the full year 1994. For 1993, the 17,914 apartment homes then owned had occupancy of 91.5% and an expense ratio of 45.5% for that year. For 1994, rental income, rental expenses excluding depreciation expense and net operating income from commercial properties increased $351,000, $130,000 and $221,000, respectively.

For 1994, depreciation of real estate owned increased $9.2 million with substantially all of the increase attributable to the portfolio expansion that occurred during 1993 and 1994. Interest expense increased approximately $11.4 million in 1994 over 1993. The Company used both debt and equity to finance its growth during the two year period; however, the Company used more debt relative to equity in 1994 than it did in 1993. The increase in interest expense of approximately $.17 per share also reflects the rising interest rate environment of 1994 when rates were generally higher than in 1993.

General and administrative expenses increased by $1.5 million or 43% during 1994. In January, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits" and incurred a $450,000 charge to expense. In 1994, the Company incurred increases in most of its general and administrative expense categories. The largest percentage increase related to employee payroll and related employee overhead costs which resulted from the significant growth the Company experienced during 1994.

LIQUIDITY AND CAPITAL RESOURCES

As a qualified REIT, the Company distributes a substantial portion of its cash flow to its shareholders in the form of dividends. Over the past few years, the Company has reduced its payout ratio (the ratio of common dividends declared per share to FFO) from above 96% in 1992 to 76% for 1995. The Company presently intends to continue to reduce its payout ratio over the next few years to 70% or below, which allows for the retention of sufficient cash to cover normal operating needs, including routine replacements and to help fund additional acquisitions. For 1995, the Company's cash flow from operating activities exceeded cash distributions paid to common shareholders by approximately $20.7 million. The Company utilizes a variety of primarily external financing sources to fund portfolio growth, major capital improvement programs and balloon debt payments. The Company has frequently utilized its bank lines of credit to temporarily finance these expenditures and has subsequently replaced this short-term bank debt with longer term debt or equity. The Company has, from time to time, used derivative instruments to synthetically alter on-balance sheet liabilities or to hedge anticipated financing transactions. Derivative contracts did not have a material impact on results of operations during the three year period ended December 31, 1995.

At the beginning of 1995, the Company had approximately $7.3 million of cash and cash equivalents and $89.4 million of available and unused bank lines of credit.

For 1995, the Company's cash flow from operating activities increased $11.9 million over the same period last year, primarily as a result of the significant expansion of the Company's portfolio as discussed below and under "Results of Operations".

During 1995, net cash used for investing activities was $183.9 million which resulted primarily from the Company's acquisition of 23 apartment communities containing 5,142 apartment homes and several parcels of undeveloped land for a total cost of $198.1 million, which includes $24.1 million of mortgage and bond indebtedness assumed in these transactions. The Company also funded $35.6 million of capital improvements to its properties during the year. This includes $10.5 million of improvements at the Company's 17,916 mature apartment homes. Excluding 11 communities that were acquired in the latter part of 1993 and which still were undergoing rehabilitation in 1995, the remaining 15,220 mature apartment homes averaged $424 in capital expenditures. This includes the following: carpet and tile replacements ($141/unit), appliances ($48/unit), HVAC equipment ($33/unit), various interior improvements ($50/unit), various exterior improvements including new roofs ($89/unit), various land improvements including parking lots and site lighting ($31/unit) and various other improvements ($32/unit). The Company also received net cash proceeds of $23.5 million from the sale of real estate owned during 1995 and payments aggregating $2.2 million on mortgage notes receivable.

Net cash provided by financing activities during 1995 was approximately $113.1 million reflecting (i) the sale of common and preferred stock during the year netting approximately $181.1 million, (ii) net proceeds from the issuance of mortgage notes payable and notes payable of approximately $31.3 million, (iii) net short-term bank borrowings of $4.25 million and (iv) mortgage financing proceeds released from construction funds of $2.5 million. These cash inflows were partially offset by (i) $50.4 million of cash distributions paid to common and preferred shareholders, (ii) scheduled mortgage principal payments of $1.9 million, and (iii) payments on notes and non-scheduled mortgage principal payments of $53.7 million. In February, 1995 the Company sold 1,360,000 shares of its common stock to a group of institutional investors at a price of $131/8 per share. Net proceeds of $17.8 million were used to curtail then outstanding bank debt. In April, 1995, the Company sold 4,200,000 shares of 91/4% Cumulative Redeemable Preferred Stock ($25 per share liquidation preference value). Net proceeds of the offering after deducting underwriting commissions and direct offering costs aggregated approximately $101.5 million, of which approximately $33.1 million was used to repay then outstanding bank debt and approximately $65.7 million was used to acquire a portfolio of nine apartment communities. The remaining net proceeds were temporarily invested in short-term money market instruments and were subsequently used to fund additional apartment acquisitions. In September and October, 1995, the Company sold an aggregate of 4,550,000 shares of common stock in a public offering at $14.25 per share. Net proceeds of the offering, after deducting underwriting commissions and direct offering costs, aggregated approximately $61 million. Proceeds from the offering were used to repay $26.8 million of then existing bank debt. The remaining proceeds were temporarily invested in short-term money market instruments and subsequently used to purchase additional apartment communities. Also during 1995, the Company completed new tax-exempt multifamily housing bond financings or assumed such bond financings and conventional mortgage notes in connection with certain acquisitions in the aggregate amount of approximately $45.4 million.

The Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. The Company expects to acquire 5,000 to 7,000 apartment homes during 1996 at an estimated cost of $35,000 to $40,000 per apartment home. While the Company used primarily equity, both preferred and common, to fund its acquisition program during 1995, it anticipates that it will use a combination of equity, debt and proceeds from property sales to fund its 1996 acquisitions. During the first half of 1996 the Company plans to implement a medium-term note program which is expected to include an initial $50 million 7-10 year issue. In November, 1995, the Company entered into a treasury rate lock transaction which had the effect of fixing a 10-year Treasury rate beginning March 1, 1996 at 5.946%. This agreement was terminated on February 20, 1996 at no gain or loss to the Company. The Company anticipates a second medium-term note issue around mid-July, 1996 in the amount of $50 million, primarily to repay a then maturing $35 million senior note issue. In July, 1995, the Company executed a forward starting interest rate swap with a notional amount of $50 million which had the effect of fixing the interest rate on a 10-year Treasury starting July 15, 1996 at 6.544%. Including the $35 million loan, the Company has aggregate debt maturities of $47 million in 1996. The maturing debt has a weighted average interest rate of 9.26%. When this hedge transaction was executed, it was intended to fix a rate on 7-10 year debt at approximately 7.5% which is approximately 170 basis points lower than the weighted average interest rate on the maturing debt to be refinanced. At December 31, 1995, the Company had an aggregate unrealized loss on these derivative instruments of approximately $4 million, which includes $1.4 million relating to the rate lock agreement terminated on February 20, 1996 at no gain or loss.

The Company currently has six shopping centers and six apartment communities under contracts or letters of intent to sell. These sales are scheduled to occur during the first half of 1996 and will generate approximately $63 million of cash proceeds. Three of these properties are encumbered with an aggregate amount of approximately $7.9 million of secured debt. If all twelve sales occur, the Company will recognize an aggregate gain of approximately $8.5 million for financial reporting purposes. For income tax purposes, several of the sales are expected to be structured as tax deferred exchanges. The proceeds from these property dispositions will be used to purchase apartment communities. There are no assurances that any of these sales transactions will be consummated.

Depending upon the volume and timing of acquisition activity, the Company anticipates raising equity capital during the middle of the year through both a public offering and private placements.

The Company's liquidity and capital resources are believed to be more than adequate to meet its cash requirements for the next several years. The Company expects to meet its long-term liquidity requirements, such as balloon debt maturities, property acquisitions and significant capital improvements primarily through the issuance of capital stock and the issuance of long-term unsecured notes payable. The Company will also rely upon (i) the assumption of mortgage indebtedness, (ii) property sales, (iii) distributions reinvested and cash reinvested through the Company's Dividend Reinvestment and Stock Purchase Plan and (iv) retained cash flow to meet its cash requirements.

INFLATION

Management believes that the direct effects of inflation on the Company's operations have been inconsequential.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Consolidated Financial Statements and Schedule on page F-1 of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                       PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on May 7, 1996.

         Information required by this item regarding the executive officers of the Company is included in Part I of this Annual Report on Form 10-K in the section entitled "Executive Officers of the Registrant".

ITEM 11.  EXECUTIVE COMPENSATION

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on May 7, 1996.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on May 7, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on May 7, 1996.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)      (1&2)    See Index to Consolidated Financial Statements and
                    Schedule on page F-1 of this Annual Report on Form 10-K.

           (3)      Exhibits
                           .
         The exhibits listed below are filed as part of this annual report. References under the caption "Location" to exhibits, forms, or other filings indicate that the form or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference.

Exhibit           Description                           Location

3(a)(i)          Restated Articles of               Exhibit 3 to the
                 Incorporation                      Company's   Quarterly
                                                    Report on Form 10-Q for the
                                                    quarter ended June 30, 1992.

3(a)(ii)         Amendment of Restated Articles     Exhibit 6(a)(2) to the
                 of Incorporation                   Company's Form 8-A
                                                    Registration Statement
                                                    dated April 19, 1990.

3(a)(iii)        Amendment and Restated Articles    Exhibit 1 (c) to the
                 of Incorporation                   Company's Form 8-A
                                                    Registration Statement
                                                    dated April 24, 1995.

3(b)(i)          By-Laws                            Exhibit 4(c) to the
                                                    Company's  Form S-3
                                                    Registration Statememt
                                                    (Registration No. 33-44743)
                                                    filed with the Commission
                                                    on December 31, 1991.

3(b)(ii)         Amendment of By-Laws               Filed herewith.

4(i)(a)          Specimen Common Stock              Exhibit 4(i) to the
                 Certificate                        Company's Annual Report on
                                                    Form 10-K for the year
                                                    ended December 31, 1993.

4(i)(b)          Form of  Certificate for Shares    Exhibit 1(e) to the
                 of 9 1/4% Series A Cumulative      Company's Form 8-A
                 Redeemable Preferred Stock         Registration Statement
                                                    dated April 24, 1995.

4(ii)(a)         Loan Agreement dated as of         Exhibit 6(c)(i) to the
                 November 7, 1991, between the      Company's Form 8-A
                 Company and Aid Association for    Registration Statement
                 Lutherans                          dated April 19, 1990.

4(ii)(c)         Note Purchase Agreement dated      Exhibit 6(c)(3) to the
                 as of February 19, 1992, between   Company's Form 8-A
                 the Company and Principal Mutual   Registration Statement
                 Life Insurance Company             dated April 19, 1990.

4(ii)(e)         Note Purchase Agreement dated      Exhibit 6(c)(5) to the
                 as of February 15, 1993, between   Company's Form 8-A
                 the Company and CIGNA Property     Registration Statement
                 and Casualty Insurance Company,    dated April 19, 1990.
                 Connecticut General Life
                 Insurance Company, Connecticut
                 General Life Insurance Company,
                 on behalf of one or more separate
                 accounts, Insurance Company of
                 North America, Principal Mutual
                 Life Insurance Company and Aid
                 Association for Lutherans

4(ii)(f)         Credit Agreement dated as of       Exhibit 6 (c)(6) to the
                 December 15, 1994 between the      Company's Form 8-A
                 Company and First Union National   Registration Statement
                 Bank of Virginia                   dated April 19, 1990.

4(ii)(g)(1)      Indenture dated as of April 1,     Exhibit 4(ii)(f)(1) to
                 1994, between the Company and      the Company's Quarterly
                 NationsBank of Virginia, N.A.,     Report on Form 10-Q for
                 as Trustee                         the quarter ended March
                                                    31, 1994.

4(ii)(g)(2)      Resolution of the Board of         Exhibit 4(ii)(f)(2) to
                 Directors of the Company           the Company's Quarterly
                 establishing terms of 7 1/4%       Report on Form 10-Q for
                 Notes due April 1, 1999            the quarter ended
                                                    March 13, 1994.

4(ii)(g)(3)      Form of 7 1/4% Notes due           Exhibit 4(ii)(f)(3) to the
                 April 1, 1999                      Company's Quarterly Report
                                                    on Form 10-Q for the
                                                    quarter ended
                                                    March 31, 1994.

4(ii)(g)(4)      Resolution of the Board of         Exhibit 4 (ii)(f)(4) to the
                 the Company establishing terms     Company's Quarterly Report
                 of the 8 1/2% Debentures due       on Form 10-Q for quarter
                 September 15, 2024                 ended September 30, 1994.

4(ii)(g)(5)      Form of 8 1/2% Debentures          Exhibit 4 (ii)(f)(5) to the
                 due September 15, 2024             Company's Quarterly Report
                                                    on Form 10-Q for the
                                                    quarter ended Septem-
                                                    ber 30, 1994.


         The Company agrees to furnish to the Commission on request a copy of any instrument with respect to long-term debt of the Company or its subsidiaries the total amount of securities authorized under which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.


10(i)             Employment Agreement between       Exhibit 10(v)(i) to the
                  the Company and John P. McCann     Company's Annual report on
                  dated October 29, 1982             Form 10-K for the year
                                                     ended December 31, 1982.

10(ii)            Employment Agreement between       Exhibit 10(v)(ii) to the
                  the Company and James Dolphin      Company's Annual Report on
                  dated October 29, 1982.            Form 10-K for the year
                                                     ended December 31, 1982.

10(iii)           Employment Agreement between       Exhibit 10(iii) to the
                  The Company and Barry M.           Company's Annual Report on
                  Kornblau, dated                    Form 10-K for the year
                  February 1, 1991.                  December 31, 1990.

10(iv)            1985 Stock Option Plan,            Exhibit B to the Company's
                  as amended                         definitive proxy statement
                                                     dated April 13, 1992.

10(v)             1991 Stock Purchase and Loan       Exhibit 10(v) to the
                  Plan                               Company's Annual Report on
                                                     Form 10-K for the year
                                                     ended December 31, 1991.

10(vi)            Amended and Restated Agreement     Filed herewith.
                  Of Limited Partnership of
                  United Dominion Realty, L.P.
                  Dated as of December 31, 1995

12                Computation of Ratio of Earnings   Filed herewith.
                  to Fixed Charges

21                The Company has the following subsidiaries, all of which are wholly owned:
                  The Commons of Columbia, a Virginia corporation
                  UDRT of  North  Carolina,  L.L.C.,  a North  Carolina  limited
                  liability   company
                  UDRT  of  Alabama,   Inc.,   an  Alabama corporation
                  UDR of Marble Hill, L.L.C., a Virginia limited liability company
                  United Dominion Realty, L.P., a Virginia limited partnership
                  United Dominion Residential, Inc., a Virginia corporation UDRT of Virginia, Inc., a Virginia corporation

23                Consent of Independent Auditors   Filed herewith.


Exhibits 10(i) through 10(v) inclusive, are management contracts or compenatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.


(b)      Reports on Form 8-K

            (i) A Form 8-K dated December 28, 1995 was filed with the Securities and Exchange Commission on January 11, 1996 and amended by a Form 8-K/A dated March 11, 1996. The filing reported the acquisition of certain properties which in the aggregate were deemed to be significant. The financial statements filed as a part of this report are statements of rental operations of Andover Place Apartments, Mallards of Wedgewood Apartments, Hunters Ridge Apartments and Marble Hill Apartments.

                                       SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Dominion Realty Company, Inc.
        (registrant)

By  /s/ James Dolphin
    James Dolphin
    Senior Vice President and Chief Financial Officer
    March 29, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 1996 by the following persons on behalf of the registrant and in the capacities indicated.


/s/ John P. McCann                                   /s/ R. Toms Dalton, Jr.
John P. McCann                                       R. Toms Dalton, Jr.
Director, President and Chief                        Director
 Executive Officer


/s/ James Dolphin                                    /s/ Jeff C. Bane
James Dolphin                                        Jeff C. Bane
Director, Senior Vice President,                     Director
 Secretary and Chief Financial
 Officer


/s/ Jerry A. Davis
Jerry A. Davis                                       John C. Lanford
Vice President, Controller-Corporate                 Director
 Accounting  and Chief Accounting Officer


/s/ C. Harmon Williams, Jr.                          /s/ H. Franklin Minor
C. Harmon Williams, Jr.                              H. Franklin Minor
Chairman of the Board of Directors                            Director


/s/ Barry M. Kornblau                                /s/ Robert P. Buford
Barry M. Kornblau                                    Robert P. Buford
Director, Senior Vice President and                  Director
 Director of Apartments

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                       UNITED DOMINION REALTY TRUST, INC.


                                                                      Page
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

Report of Ernst & Young LLP, Independent Auditors                      F-2

Consolidated Balance Sheets at December 31, 1995 and 1994              F-3

Consolidated Statements of Operations for each of
the three years in the period ended December 31, 1995                  F-4

Consolidated  Statements of Shareholders'  Equity for each of
the three years in the period ended December 31, 1995                  F-5

Consolidated  Statements of Cash Flows for each of the three
years in the period ended December 31, 1995                            F-6

Notes to Consolidated Financial Statements                             F-7

SCHEDULE FILED AS PART OF THIS REPORT

Schedule III - Summary of Real Estate Owned                            F-18

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

Report of Ernst & Young LLP,  Independent Auditors

The Board of Directors and Shareholders
United Dominion Realty Trust, Inc.

We have audited the accompanying consolidated balance sheets of United Dominion Realty Trust, Inc. and subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Dominion Realty Trust, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 1995 the Company changed its method of accounting for impairment of long-lived assets and long-lived assets held for disposition.

/s/ ERNST & YOUNG LLP

Richmond, Virginia
January 25, 1996




                       UNITED DOMINION REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)


December 31,                                                                                  1995             1994
------------                                                                                  ----             ----
ASSETS
Real estate held for investment (Notes 2 and 3):
         Apartments                                                                         $1,123,849      $  928,758
         Shopping centers                                                                        2,934          74,237
         Office and industrial buildings                                                         4,315           4,604
                                                                                          ------------      ----------
                                                                                             1,131,098       1,007,599
         Less accumulated depreciation                                                         129,454         120,341
                                                                                          ------------      ----------
                                                                                             1,001,644         887,258
Real estate held for disposition (Notes 1 and 2)                                                51,015              --
Cash and cash equivalents                                                                        2,904           7,261
Other assets                                                                                    25,053          17,394
                                                                                            ----------       ---------
                                                                                            $1,080,616      $  911,913
                                                                                             =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable (Note 4)                                                             $  180,481      $  158,449
7 1/4% Notes due April 1, 1999 (Note 5)                                                         75,000          75,000
8 1/2% Debentures due September 15, 2024 (Note 5)                                              150,000         150,000
Other notes payable (Note 5)                                                                   124,858         143,215
Accounts payable, accrued expenses and other liabilities                                        21,193          18,459
Distributions payable to common shareholders                                                    12,695           9,822
                                                                                            ----------     -----------
                                                                                               564,227         554,945
Shareholders' equity (Notes 9 and 10):
Preferred stock, no par value;  25,000,000  shares  authorized:  9 1/4% Series A
Cumulative Redeemable Preferred Stock (liquidation preference of $25 per share),
4,200,000 shares issued
and outstanding (no shares outstanding in 1994)                                                105,000              --
Common stock, $1 par value; 100,000,000 shares authorized
56,375,333 shares issued and outstanding (50,355,640 in 1994)                                   56,375          50,356
Additional paid-in capital                                                                     480,971         410,797
Notes receivable from officer shareholders                                                      (6,091)         (5,991)
Distributions in excess of net income                                                         (120,314)        (98,194)
Unrealized gain on securities available-for-sale                                                   448              --
                                                                                          ------------     -----------
Total shareholders' equity                                                                     516,389         356,968
                                                                                          ------------     -----------
                                                                                            $1,080,616      $  911,913
                                                                                          ============     ===========

See accompanying notes.

                       UNITED DOMINION REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)


Years ended December 31,                                                            1995              1994             1993
------------------------                                                            ----              ----             ----
Income
Property operations:
         Rental income                                                          $195,240          $139,972         $ 89,084
         Property expenses:
                  Utilities                                                       14,464            11,206            7,838
                  Repairs and maintenance                                         30,374            21,216           13,950
                  Real estate taxes                                               14,058             9,658            5,777
                  Property management                                              5,300             4,645            2,782
                  Other operating expenses                                        17,446            12,141            7,512
                  Depreciation of real estate owned                               38,939            28,729           19,516
                                                                                ---------         --------         --------
                                                                                 120,581            87,595           57,375
                                                                                ---------         --------         --------
Income from property operations                                                   74,659            52,377           31,709
Interest and other income                                                          1,692               756              708
                                                                                ----------       ---------         ---------
                                                                                  76,351            53,133           32,417

Expenses
         Interest                                                                 40,646            28,521           17,237
         General and administrative                                                4,865             4,803            3,349
         Other depreciation and amortization                                       1,103               691              545
                                                                              ----------         ---------       ---------
                                                                                  46,614            34,015           21,131
                                                                                ---------         --------         --------
Income before gains (losses) on investments
         and extraordinary item                                                   29,737            19,118           11,286
Gains (losses) on sales of real estate                                             5,090               108              (89)
Impairment loss on real estate held for disposition (Note 2)                      (1,700)              --                --
                                                                                ---------        ---------         ---------
Income before extraordinary item                                                  33,127            19,226           11,197
Extraordinary item--early extinguishment of debt                                      --               (89)              --
                                                                                 ---------        ----------        ---------
Net income                                                                        33,127            19,137           11,197
Dividends to preferred shareholders                                                6,637                --               --
                                                                                 ---------        ----------        ---------
Net income available to common shareholders                                     $ 26,490         $  19,137        $  11,197
                                                                                 ========         ========          ========

Net income per common share                                                     $    .50         $     .41        $     .29
                                                                                 =========        =========         ========

Weighted average number of common shares outstanding                              52,781            46,182           38,202

See accompanying notes.

                   UNITED DOMINION REALTY TRUST, INC.
             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
          FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

           (In thousands, except share and per share amounts)


                                                         Common Stock, $1 Par Value      Preferred Stock
                                                         ---------------------------- --------------------
                                                                                                            Additional
                                                               Number                  Number                Paid-in
                                                             of Shares      Amount    of Shares   Amount     Capital
                                                          ---------------- --------- -------------------------------- -
Balance at December 31, 1992                                   35,284,718   $35,285           -   $      -   $227,935
                                                                                              -          -
Common shares issued in public offering                         6,095,000     6,095           -          -     71,573
Exercise of common share options                                   98,900        99           -          -        741
Common shares purchased by officers, net of repayments            135,500       135           -          -      1,712
Common shares issued through Employee Stock Purchase Plan          38,979        39           -          -        525
Common stock dividends declared ($.70 per share)                        -         -           -          -          -
Net income                                                              -         -           -          -          -
                                                          ---------------- --------- ----------- ---------- -----------
Balance at December 31, 1993                                   41,653,097    41,653                           302,486

Common shares issued in public offering                         8,479,400     8,479           -          -    105,731
Exercise of common share options                                   50,488        51           -          -        456
Common shares purchased by officers, net of repayments            137,500       138           -          -      1,652
Common shares issued through Employee Stock Purchase Plan          35,155        35           -          -        472
Common stock dividends declared ($.78 per share)                        -         -           -          -          -
Net income                                                              -         -           -          -          -
                                                          ---------------- --------- ----------- ---------- -----------
Balance at December 31, 1994                                   50,355,640    50,356           -               410,797

Common shares issued in direct institutioanl sale               1,360,000     1,360           -                16,452
Preferred shares issued in public offering                              -         -   4,200,000    105,000    (3,522)
Common shares issued in public offering                         4,550,000     4,550           -          -     56,376
Exercise of common share options                                   98,536        98           -          -        717
Common shares purchased by officers, net of repayments             10,000        10           -          -        136
Common shares issued through Employee Stock Purchase Plan           1,157         1           -          -         15
Preferred stock dividends declared  (1.58 per share)                    -         -           -          -          -
Common stock dividends declared ($.90 per share)                        -         -           -          -          -
Unrealized gain on securities available for sale at
  December 31, 1995                                                     -         -           -          -          -

Net income                                                              -         -           -          -          -
                                                          ================ ========= =========== =========== ========
Balance at December 31, 1995                                   56,375,333   $56,375   4,200,000   $105,000   $480,971
                                                          ================ ========= =========== =========== ========




                                                                                         Unrealized
                                                             Receivable  Distributions   Gain on
                                                                from       in Excess     Securities    Total
                                                              Officer        of          Available  Shareholders'
                                                            Shareholders  Net Income      for Sale     Equity
                                                            -----------------------------------------------------
Balance at December 31, 1992                                ($2,542)     ($63,001)       $     -       $197,677
                                                                   -             -             -
Common shares issued in public offering                            -             -             -         77,668
Exercise of common share options                                   -             -             -            840
Common shares purchased by officers, net of repayments       (1,842)             -             -              5
Common shares issued through dividend reinvestment and
  stock purchase plan                                              -             -             -            564
Common stock dividends declared ($.70 per share)                   -       (27,988)            -        (27,988)
Net income                                                         -        11,197             -         11,197
                                                            ---------  ------------  ------------  -------------
Balance at December 31, 1993                                 (4,384)      (79,792)                      259,963

Common shares issued in public offering                            -             -             -        114,210
Exercise of common share options                                   -             -             -            507
Common shares purchased by officers, net of repayments       (1,607)             -             -            183
Common shares issued through dividend reinvestment and
  stock purchase plan                                              -             -             -            507
Common stock dividends declared ($.78 per share)                   -      (37,539)             -       (37,539)
Net income                                                         -        19,137             -         19,137
                                                            ---------  ------------  ------------  -------------
Balance at December 31, 1994                                 (5,991)      (98,194)                      356,968

Common shares issued in direct institutional sale                  -             -             -         17,812
Preferred shares issued in public offering                         -             -             -        101,478
Common shares issued in public offering                            -             -             -         60,926
Exercise of common share options                                   -             -             -            815
Common shares purchased by officers, net of repayments         (100)             -             -             46
Common shares issued through Employee Stock Purchase Plan          -             -             -             16
Preferred stock dividends declared  ($1.58 per share)              -       (6,637)             -        (6,637)
Common stock dividends declared ($.90 per share)                   -      (48,610)             -       (48,610)
Unrealized gain on securities available for sale at
  December 31, 1995                                                -             -           448            448

Net income                                                         -        33,127             -         33,127
                                                            ==========  ============  ============  =============
Balance at December 31, 1995                                ($6,091)    ($120,314)          $448       $516,389
                                                           ==========  ============  ============  =============



See accompanying notes.

                       UNITED DOMINION REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


Years ended December 31,                                                            1995              1994             1993
------------------------                                                            ----              ----             ----
OPERATING ACTIVITIES
         Net income                                                              $33,127           $19,137          $11,197
         Adjustments to reconcile net income to net cash provided
                  by operating activities:
                  (Gains) losses on sales of real estate owned                    (5,090)             (108)              89
                  Impairment loss on real estate held for disposition              1,700                --               --
                  Extraordinary item                                                  --                89               --
                  Depreciation and amortization                                   40,042            29,644           20,372
                  Adoption of SFAS No. 112 "Employers' Accounting
                           for Postemployment Benefits"                               --               450               --
                  Changes in operating assets and liabilities:
                           Increase in operating liabilities                         763             6,680            2,724
                           Decrease in operating assets                           (4,114)           (1,348)            (443)
                                                                                --------          --------         --------
Net cash provided by operating activities                                         66,428            54,544           33,939

INVESTING ACTIVITIES
         Acquisitions of real estate, net of debt and liabilities assumed       (173,937)         (346,730)        (117,197)
         Capital expenditures                                                    (35,613)          (19,154)         (11,060)
         Net proceeds from sales of real estate owned                             23,464             2,706               69
         Proceeds from gain on interest rate hedge transaction                       --              3,484               --
         Net (increase) decrease in mortgage notes receivable                      2,156                63           (1,907)
         Other                                                                        --                --               31
                                                                                 -------           -------          -------
Net cash used in investing activities                                           (183,930)         (359,631)        (130,064)

FINANCING ACTIVITIES
         Net proceeds from issuance of common stock                               79,615           115,407           79,077
         Net proceeds from issuance of preferred stock                           101,478                --               --
         Net proceeds from issuance of mortgage notes payable                     21,349            12,006           13,800
         Net proceeds from issuance of notes payable                              10,000           250,000           52,000
         Net borrowings (repayments) of short-term bank borrowings                 4,250           (14,500)             150
         Mortgage financing proceeds released from construction funds              2,457            24,866               --
         Cash distributions paid to preferred shareholders                        (4,613)               --               --
         Cash distributions paid to common shareholders                          (45,737)          (35,005)         (26,523)
         Scheduled mortgage principal payments                                    (1,932)           (1,455)            (806)
         Payments on notes and non-scheduled mortgage principal payments         (53,722)          (44,744)         (16,905)
                                                                                --------          --------         --------
Net cash provided by financing activities                                        113,145           306,575          100,793

Net increase in cash and cash equivalents                                         (4,357)            1,488            4,668
Cash and cash equivalents, beginning of year                                       7,261             5,773            1,105
                                                                                --------          --------         --------
Cash and cash equivalents, end of year                                          $  2,904         $   7,261         $  5,773
                                                                                 ========         ========          ========

See accompanying notes.




                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION United Dominion Realty Trust, Inc. (the "Company"), a Virginia corporation, is an owner-operator of income producing real estate, primarily multifamily apartment communities in the mid-Atlantic and Southeastern, U.S.

BASIS OF PRESENTATION The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FEDERAL INCOME TAXES The Company is operated as and annually elects to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"). Generally, a real estate investment trust, which complies with the provisions of the Code and distributes at least 95% of its taxable income to its shareholders, does not pay federal income taxes on its distributed income. Accordingly, no provision has been made for federal income taxes.

CASH AND CASH EQUIVALENTS All highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents.

REAL ESTATE ASSETS AND DEPRECIATION On October 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The statement requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows are not sufficient to recover the assets, carrying value. If such indicators are present, an impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value.

For long-lived assets to be disposed of, impairment losses are recognized when the fair value of the asset, less the estimated cost to sell, is less than the carrying value of the asset measured at the time management commits to a plan to dispose of the asset. Assets are classified as assets to be disposed of when management has committed to sell and is actively marketing the property. Assets to be disposed of are carried at the lower of carrying value or fair value less cost to dispose, determined on an asset by asset basis. Depreciation is not recorded during the period in which assets are held for disposal and gains(losses) from initial and subsequent adjustments to the carrying value of the assets, if any, are recorded as a separate component of income from continuing operations. Real estate assets held for disposition are reported separately on the consolidated balance sheet, net of accumulated depreciation and impairment loss valuation allowance.

Ordinary repairs and maintenance costs are expensed as incurred; significant improvements, renovations, and replacements are capitalized and depreciated over their estimated useful lives. Certain costs, principally payroll, directly related to real estate acquisitions and redevelopment, are capitalized.

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which range from 25 to 40 years for properties, 10 to 35 years for major improvements, and 3 to 15 years for fixtures, equipment and other assets.

INTEREST Interest is capitalized on accumulated expenditures relating to the acquisition and development of certain qualifying properties. During 1995, 1994 and 1993, total interest paid was $39,568,000, $22,944,000 and $14,649,000, respectively, which includes $40,000 that was capitalized during 1995. No interest was capitalized in 1994 or 1993.

DEFERRED FINANCING COSTS Deferred financing costs are generally amortized over a period not to exceed the term of the related debt. Amortization of deferred financing costs is classified as interest expense and included in the consolidated statements of operations in the amounts of $1,078,000, $1,180,000 and $707,000 for 1995, 1994 and 1993, respectively.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INTEREST RATE SWAP AGREEMENTS The Company enters into interest rate swap agreements to alter the interest rate characteristics of outstanding debt instruments. The interest rate swap agreements involve the periodic exchange of interest payments over the life of the agreements. Amounts received or paid on the interest rate swap agreements that are used to alter the interest rate characteristics of outstanding debt are recorded on an accrual basis as an adjustment to the related interest expense of the outstanding debt. The related amount payable to and receivable from counterparties are included in other liabilities. Changes in the fair value of the interest rate swap agreements accounted for under the accrual method are not reflected in the accompanying financial statements.

INTEREST RATE RISK MANAGEMENT AGREEMENTS The Company enters into interest rate risk management agreements to manage interest rate risk associated with anticipated debt transactions. The Company follows SFAS No.80 "Accounting for Futures Contracts" which permits hedge accounting for anticipatory transactions meeting certain criteria. Gains and losses, if any, on these transactions are deferred and amortized over the terms of the related debt as an adjustment to interest expense. Changes in the fair values of interest rate risk management agreements are not recognized in the financial statements. In the event that the anticipated transaction is no longer likely to occur, the Company would mark the derivative to market and would recognize any adjustment in the consolidated statement of operations. The Company does not enter into interest rate risk management agreements for trading purposes.

INCOME PER COMMON SHARE Primary net income per common share is calculated using the weighted average number of shares outstanding during each year. Options outstanding are not included since their inclusion would not be materially dilutive.

INVESTMENT IN MARKETABLE EQUITY SECURITIES In connection with certain property sales during 1995, the Company received marketable preferred stock with a fair value of $7.7 million on the date of receipt. These securities are classified as available-for-sale and are included in other assets. Securities available-for-sale are stated at fair value. Unrealized gains and losses are reported as a separate component of shareholders' equity and are not reported in the consolidated statement of operations until realized or until a decline in fair value is deemed to be other-than-temporary.

POSTEMPLOYMENT BENEFITS Effective January 1, 1994, the Company adopted the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits". This statement requires the accrual of the estimated cost of benefits provided by an employer to its former or inactive employees after employment, but before retirement. Adoption of SFAS No. 112 increased 1994 general and administrative expense by $450,000 or $.01 per share.

RECLASSIFICATIONS Certain previously reported amounts have been reclassified to conform with the current financial statement presentation.

STOCK BASED COMPENSATION In October, 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" which is effective for the Company's December 31, 1996 financial statements. SFAS No. 123 allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or under the provisions of APB Opinion No. 25, but requires pro forma disclosure in the footnotes and financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The Company intends to continue accounting for its stock-based compensation in accordance with the provisions of APB No. 25. As such, the adoption of SFAS No. 123 will not impact the financial position or the results of operations of the Company.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. REAL ESTATE OWNED

The Company operates primarily in 15 separate major markets dispersed throughout a nine state area. At December 31, 1995, the Company did not own more than 11% of its apartment homes in any one market.

The following summarizes real estate held for investment at December 31, 1995 and 1994:



Dollars in thousands                                                        1995                      1994
                                                                          ----                        ----
Land and land improvements                                            $   193,672               $   174,536
Buildings and improvements                                                864,331                   773,015
Furniture, fixtures and equipment                                          72,576                    59,552
Construction in progress                                                      519                       496
                                                                       -----------               -----------
Real estate held for investment                                         1,131,098                 1,007,599
Accumulated depreciation                                                 (129,454)                 (120,341)
                                                                        ----------                ----------
Real estate held for investment, net                                  $ 1,001,644               $   887,258
                                                                       ==========                ==========

The following is a summary of real estate owned at December 31, 1995:


                                                       Initial
Dollars in thousands               Number of        Acquisition         Carrying          Accumulated
REAL ESTATE HELD FOR INVESTMENT    Properties          Cost              Value*           Depreciation     Encumbrances
                                   ----------       -----------         --------          ------------     ------------
APARTMENTS
North Carolina                            27          $180,491        $  214,776         $ 37,187           $ 19,093
Florida                                   26           247,582           264,869           12,269             44,962
Virginia                                  28           175,432           208,924           44,865             28,844
South Carolina                            20           121,089           144,653           14,558             25,306
Georgia                                    8            68,338            77,079            8,750             12,435
Maryland                                  12            99,906           105,199            5,093             30,800
Tennessee                                  9            71,481            76,700            3,193             11,114
Alabama                                    2            12,742            12,411              637                 --
Delaware                                   3            18,684            19,239              652                 --

COMMERCIAL
Tennessee                                  1             1,176             2,438              716                 --
Virginia                                   4             4,288             4,810            1,534                 --
                                        ----        -----------       ----------         --------           --------
                                         140        $1,001,209        $1,131,098         $129,454           $172,554
                                        ====        ===========       ==========         ========           ========
REAL ESTATE HELD FOR DISPOSITION

APARTMENTS
North Carolina                             3         $  11,906       $    17,254         $  7,268          $   3,231
Virginia                                   2             4,014             5,806            2,504              1,246
Georgia                                    1             4,526             7,914            2,319                 --

COMMERCIAL
Virginia                                   5            11,766            21,541            6,556              3,450
South Carolina                             2            12,566            13,396            2,787                 --
North Carolina                             1             5,169             8,676            2,138                 --
                                        ----         ---------         ---------        ---------          ---------
                                          14         $  49,947         $  74,587         $ 23,572           $  7,927
                                        ====         =========         =========        =========          =========

* Real estate held for disposition is stated at the lower of carrying value or fair value, less cost to sell.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Real estate held for disposition includes two parcels of land, six shopping centers and six smaller apartment communities which contributed income from property operations in the aggregate amount of approximately $4.1 million for the year ended December 31, 1995. The sales of real estate held for disposition are expected to occur during the first half of 1996, however, there are no assurances that these sales will be consummated.

Subsequent to its adoption of SFAS No. 121, the Company recorded a $1.7 million impairment loss associated with management's decision to sell a shopping center at a discount as part of a portfolio transaction.

The following is a reconciliation of the carrying amount of real estate held for investment:


In thousands                                              1995                      1994                        1993
------------                                              ----                      ----                        ----
Balance at January 1                                 $ 1,007,599                $   582,213                $ 454,115
Real estate purchased*                                   198,136                    409,280                  118,265
Improvements                                              35,682                     18,857                   10,380
Real estate sold                                         (34,031)                    (2,751)                    (547)
Transferred to real estate held for
 disposition                                             (76,288)                       --                       --
                                                      ----------                -----------                 ---------
Balance at December 31                               $ 1,131,098                $ 1,007,599                 $ 582,213
                                                      ==========                 ==========                  ========

*In connection with the acquisition of certain apartment properties in 1995 and 1994, the Company assumed approximately $24.1 and $60.3 million, respectively, of mortgage debt encumbering the properties acquired.

The following is a reconciliation of accumulated depreciation:


In thousands                                                               1995              1994               1993
------------                                                               ----              ----               ----
Balance at January 1                                                   $ 120,341        $  91,444           $ 71,806
Depreciation expense for the year*                                        39,442           29,049             19,764
Transferred to real estate held for disposition                          (23,572)              --                 --
Real estate sold                                                          (6,757)            (152)              (126)
                                                                       ---------        ----------          --------
Balance at December 31                                                 $ 129,454        $ 120,341           $ 91,444
                                                                        ========         ========            =======

*Depreciation expense of $503, $320 and $248, for 1995, 1994 and 1993, respectively, is included in "Other depreciation and amortization" in the consolidated statements of operations.

The Company's properties are leased to others under operating leases. Certain shopping center leases provide that tenants share certain operating costs such as real estate taxes, insurance and maintenance by reimbursement to the Company. Such reimbursements amounted to $887,000 in 1995, $1,070,000 in 1994 and $936,000 in 1993. The Company has no material net lease arrangements.

The aggregate cost of real estate owned for federal income tax purposes was approximately $1.192 billion at December 31, 1995 and $987 million at December 31, 1994.

3. ACQUISITIONS

During 1995, the Company acquired 23 apartment communities containing 5,142 apartment homes at a total cost of $195.0 million. During 1994, the Company acquired 47 apartment communities containing 11,433 apartment homes at a total cost of $409.3 million. Information concerning unaudited pro forma results of operations for the years ended December 31, 1995 and 1994 is set forth below. For 1995, such information assumes the acquisition of 13 apartment communities containing 2,417 apartment homes at a total cost of $98.6 million, as if the acquisitions had occurred on January 1, 1995. For 1994, such pro forma information assumes (i) the acquisition of 41 apartment communities containing 9,749 homes at a total cost of $350.3 million, and (ii) the 1995 acquisitions of 13 apartment communities containing 2,417 apartment homes at a total cost of $98.6 million, as if the acquisitions had occurred on January 1, 1994.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                Pro Forma                  Pro Forma
In thousands, except per share amounts                                              1995                        1994
--------------------------------------                                              ----                        ----
Rental income                                                                   $202,804                    $183,836
Net income available to common shareholders                                       26,299                      18,904
Net income per common share                                                     $    .50                    $    .38
</TABLE


The unaudited information is not necessarily indicative of what the Company's consolidated results of operations would have been if the acquisitions had occurred at the beginning of each period presented. Additionally, the pro forma information does not purport to be indicative of the Company's results of operations for future periods.

4. MORTGAGE NOTES PAYABLE

Mortgage notes payable consisted of the following at December 31, 1995 and 1994:


In thousands                                                                1995                                1994
------------                                                                ----                                ----
Conventional fixed-rate                                                $  56,368                           $  53,206
Tax-exempt fixed-rate                                                    112,843                              93,053
Total fixed-rate                                                         169,211                             146,259
                                                                        ---------                          ---------
Tax-exempt variable-rate                                                  11,270                              12,190
                                                                        ---------                          ---------
                                                                       $ 180,481                           $ 158,449
                                                                        ========                            ========

CONVENTIONAL FIXED-RATE MORTGAGE NOTES Conventional fixed-rate mortgage notes included 19 loans encumbering 13 properties at December 31, 1995 and 22 loans encumbering 17 properties at December 31, 1994. Mortgage notes are generally due in monthly installments of principal and interest and mature at various dates through 2020. At December 31, 1995 and 1994, this debt carried fixed rates of interest ranging from 7.00% to 9.625% (8.2% weighted average) and 7.00% to 12.50% (8.5% weighted average), respectively. During 1995, the Company prepaid five mortgage loans aggregating $10.3 million having a weighted average interest rate of 10.1%.

TAX-EXEMPT MORTGAGE NOTES At December 31, 1995, 17 properties were encumbered by fixed-rate mortgage notes which secure related tax-exempt housing bond issues. Interest on these notes is generally payable in semi-annual installments and the notes mature at various dates through 2025. At December 31, 1995 and 1994, tax-exempt fixed-rate mortgage notes had interest rates ranging from 5.98% to 8.50% (weighted average 6.9%), and 5.91% to 10.235% (weighted average 7.2%), respectively.

At December 31, 1995,  three of the  Company's  properties  were  encumbered  by variable-rate mortgage notes, which secure tax-exempt housing bond issues. Interest on these notes is generally payable in semi-annual installments and the notes mature at various dates through 2010. At December 31, 1995 and 1994, tax-exempt variable-rate notes had interest rates ranging from 5.00% to 7.29% (weighted average 5.8%) and 4.60% to 7.29% (weighted average 5.6%), respectively.

The tax-exempt mortgage notes contain covenants which require the Company to lease or hold for lease 15% to 40% of the apartment homes for low to moderate income residents, as defined. Certain of the Company's tax-exempt notes contain covenants which require minimum rentals to individuals based upon income levels, as specified.

The aggregate maturities of mortgage notes (conventional and bond related) for the five years subsequent to December 31, 1995 are as follows (in thousands):

            1996                                $  7,878
            1997                                   9,701
            1998                                   7,201
            1999                                  12,677
            2000                                   2,261
            Thereafter                           140,763
                                                 -------
                                                $180,481
                                                 =======

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These payments include special principal curtailments and balloon payments of $5.6 million in 1996, $7.6 million in 1997, $4.8 million in 1998 and $10.0 million in 1999.

5. OTHER NOTES PAYABLE

A summary of other notes payable at December 31, 1995 and 1994 is as follows:

Dollars in thousands                                                                1995                        1994
--------------------                                                                ----                        ----
Commercial Banks
           Borrowings outstanding under revolving credit facilities             $  18,400                   $  14,150
           Variable rate note due March, 1995 (a)                                     --                       10,000
Insurance Companies--Senior Unsecured Notes
           7.98% due March, 1997-2003 (b)                                          52,000                      52,000
           9.57% due July, 1996                                                    35,000                      35,000
           7.89% due March, 1996                                                   10,000                      10,000
           7.57% due March, 1995                                                      --                       10,000
           8.72% due November, 1996-1998 (c)                                        6,000                       8,000

Other (d)                                                                           3,458                       4,065
                                                                                ---------                   ---------
                                                                                  124,858                     143,215
Senior Unsecured Notes - Other
           7 1/4% Notes due April 1, 1999                                          75,000                      75,000
           8 1/2% Debentures due September 15, 2024(e)                            150,000                     150,000
                                                                                --------                     --------
                                                                                $ 349,858                   $ 368,215
                                                                                 ========                    ========

(a) The note had an interest rate of one month LIBOR plus 62 1/2 basis points.

(b)    Payable in seven equal annual principal installments of $7.4 million.

(c)    Payable in three equal annual principal installments of $2 million.

(d) Includes $3.0 million and $3.5 million at December 31, 1995 and 1994, respectively, of deferred gain from interest rate hedge transaction discussed in Note 6.

(e) Debentures include an investor put feature which grants the debentureholder a one time option to redeem debentures at the end of 10 years.

Information concerning short-term bank borrowings is summarized in the table that follows:

In thousands                                                                1995             1994               1993
------------                                                                ----             ----               ----
Total revolving credit facilities
           and lines of credit
           at December 31                                               $103,500          $103,500            $ 61,000
Borrowings outstanding
           at December 31                                                 18,400            14,150              28,650
Weighted average daily
           borrowings during the year                                      8,198            33,787              11,313
Maximum daily borrowings
           during the year                                                35,300            79,300              43,200
Weighted average daily interest
           rate during the year                                              6.8%              5.1%                4.0%
Weighted average daily interest
           rate at December 31                                               6.5%              6.5%                3.8%

The underlying loan agreements contain certain covenants which, among other things, require the Company to maintain minimum consolidated tangible net worth, as defined, and maintain certain financial ratios.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 1995, the Company had $70 million of unsecured revolving credit facilities with four commercial banks. These credit agreements currently expire in June, 1996 and 1997, but are renewable annually by mutual agreement between the Company and each bank. Interest on borrowings outstanding under these agreements are at varying rates depending on the level of the Company's debt and the term of the borrowing. Generally, loans for 30 days or more are priced at LIBOR plus 5/8% to 1%. Loans of shorter duration are priced at spreads of 5/8% to 11/8% over the applicable base rate. The Company is obligated to pay a fee equal to 1/4% per annum on the average daily amount of the unused portion of the commitment during the revolving loan period. None of these agreements have compensating balance requirements.

At December 31, 1995, the Company had unsecured lines of credit with three commercial banks totalling $33.5 million. At December 1995, there were no borrowings outstanding under these lines. Each line is subject to periodic bank review and requires the Company to maintain a depository relationship with the respective bank, however, there are no formal compensating balance arrangements. Borrowings bear interest generally at negotiated rates in line with borrowings under the Company's revolving credit facilities.

6. FINANCIAL INSTRUMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS The following disclosures of estimated fair value of financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts and estimated fair value of the Company's financial instruments at December 31, 1995, both on and off-balance sheet, are summarized as follows:

In thousands                                                           Carrying Amount                    Fair Value
------------                                                           ---------------                    ----------
Cash and cash equivalents                                                 $2,904                            $2,904
Investment in equity securities                                            8,144                             8,144
Conventional mortgage notes payable                                       56,368                            58,180
Tax-exempt notes payable                                                 124,113                           131,486
Notes payable                                                            349,858                           376,347
Interest rate risk management agreements                                      --                            (3,996)

The following methods and assumptions were used by the Company in estimating the fair values set forth above.

MORTGAGE NOTES PAYABLE Estimated fair value is based on mortgage rates believed to be available to the Company for issuance of debt with similar terms and remaining maturities as of December 31, 1995.

NOTES PAYABLE The carrying amounts of the Company's borrowings under short-term revolving credit agreements and lines of credit are variable rate and therefore, approximate their fair values. The fair value of the Company's fixed rate term debt are estimated using discounted cash flow analysis, based on the Company's estimated incremental borrowing rate at December 31, 1995, for similar types of borrowing arrangements.

INTEREST RATE RISK MANAGEMENT AGREEMENTS Fair value is based on market quotations from investment banks.

Disclosure about the fair value of financial instruments is based upon relevant information available to the Company at December 31, 1995. Although management is not aware of any factors that would have a material effect on the fair value amounts reported herein, such amounts have not been revalued since that date and current estimates of fair value may significantly differ from the amounts presented.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTEREST RATE SWAP AGREEMENTS Interest rate swap contracts with a notional amount of $10,000,000 and $20,000,000 matured during 1994 and 1993, respectively. At December 31, 1995, there were no interest rate swap agreements outstanding, nor were there any interest rate swap agreements entered into during 1995. For all periods presented, the Company had no deferred gains or losses relating to terminated swap contracts. Interest rate swap contracts did not have a material impact on interest expense or consolidated results of operations during the periods presented.

INTEREST RATE RISK MANAGEMENT AGREEMENTS In 1995, the Company entered into a $50 million (notional amount) fixed pay forward starting swap agreement with a major Wall Street investment banking firm in order to reduce the interest rate risk associated with the anticipated refinancing of fixed-rate debt maturing in 1996. The transaction allowed the Company to lock-in a ten year Treasury rate of 6.544% on or before July 15, 1996. The Company anticipates unwinding the interest rate swap transaction upon refinancing of the $50 million debt in 1996. At December 31, 1995, the Company had a $2.6 million unrealized loss on this transaction. In anticipation of the issuance of approximately $50 million of medium-term notes during the first quarter of 1996, the Company entered into a $50 million interest rate lock agreement with one of its commercial banks. The transaction allowed the Company to lock-in a 10 year Treasury rate of 5.946% beginning on or before March 1, 1996. At December 31, 1995, the Company had a $1.4 million unrealized loss on this transaction. Any gain or loss from these transactions will be recognized at the transaction date and amortized into interest expense over the term of the new debt. While the Company is exposed to credit loss in the event of nonperformance by the counterparties, such nonperformance is not anticipated as the counterparties are highly rated, credit quality companies. By entering into these interest rate risk management agreements, the Company has reduced its interest rate risk associated with the near-term maturities and additional issuance of unsecured debt by effectively locking in an interest rate. There is no credit exposure to the Company under these agreements at December 31, 1995.

During 1994, the Company entered into two interest rate hedge transactions involving futures contracts with a total principal amount of $150 million to hedge against possible interest rate fluctuations during the period prior to the issuance of the $150 million Debentures. These two transactions effectively reduced the interest rate on the Debentures from 8.50% to 8.22% for ten years. These contracts were terminated upon issuance of the Debentures. Gains from these contracts of $3.5 million were deferred as an adjustment to the carrying amount of the Debentures and will be amortized on a straight line basis as a reduction of interest expense over a ten year period.

The Company does not obtain collateral or other security to support off-balance sheet financial instruments subject to credit risk, but monitors the credit standing of counterparties.

7. INCOME TAXES

The differences between net income available to common shareholders for financial reporting purposes and taxable income before dividend deductions relate primarily to temporary differences, principally real estate depreciation, the accrual on the preferred stock dividend, and the deferral for tax purposes of certain gains on property sales.

All realized gains (losses) on sales of investments are distributed to shareholders if and when recognized for income tax purposes. Since 1980, gains aggregating approximately $11.6 million have been deferred for income tax purposes and are undistributed at December 31, 1995.

For income tax purposes, distributions paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof. For the three years ended December 31, 1995, distributions paid per share were taxable as follows:

                                                                            1995             1994               1993
                                                                            ----             ----               ----
Ordinary income                                                            $.715           $ .629             $ .493
Capital gains                                                               .003             .004                 --
Return of capital                                                           .152             .127               .197
                                                                            ----             ----               ----
                                                                           $.870            $.760              $.690
                                                                            ====             ====               ====

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. PROFIT SHARING PLAN

The "United Dominion Realty Trust, Inc. Profit Sharing Plan" (the "Plan") is a defined contribution plan covering all full-time employees who have completed 1,000 hours of service and are age twenty-one or older at the time of enrollment. Under the plan, participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The Company may make matching contributions in an amount equal to a percentage of each participant's elective deferral contribution deduction for that Plan year as determined by the Compensation Committee. For the years ended December 31, 1995, 1994 and 1993, the Company matched 85%, 75% and 65%, respectively, of the first $1,000 annually contributed by each eligible participant. Expenses related to the Plan and included in the Company's consolidated statements of operations for the three years ended December 31, 1995, 1994 and 1993 were $136,000, $100,000, and $37,000, respectively.

The Plan also allows the Company to make discretionary profit sharing contributions to the Plan as determined by the Compensation Committee of the Board of Directors. Contribu-tions, if any, are allocated to each participant based on the relative compensation of the participant to the compensation of all participants (maximum annual compensation in the determination is $50,000). Aggregate discretionary contributions of approximately $400,000, $250,000, and $150,000 were made for the years ended December 31, 1995, 1994 and 1993, respectively.

9. SHARE OPTIONS

Under the Company's 1985 Share Option Plan (the "Plan"), as amended, a maximum of 2,400,000 options could be granted, at the discretion of the Board, to certain officers, directors and key employees of the Company, through 1997. On December 12, 1995, the Board granted 286,667 incentive stock options (ISO's)and 85,333 non-qualified options (NQO's) to certain officers and key employees of the Company at $14.63 per share. These options vest on December 31, 1996. Of the options outstanding at December 31, 1995, 705,480 options were not then exercisable under the provisions of the Plan.

The Plan generally provides, among other things, that options be granted at exercise prices not lower than the market value of the shares on the date of grant. Shares under options which subsequently expire or are canceled are available for subsequent grant. For options granted prior to December 12, 1995, the optionee has up to five years from the date on which the options first become exercisable during which to exercise the options. For the options granted on December 12, 1995, the optionee has up to ten years from the date the options were granted during which to exercise the options. Activity in the Company's share option plan during the three years ended December 31, 1995 is summarized in the following table.

                                                     Shares Available
                                                     for future                          Options Outstanding
                                                     Option Grant                  Shares            Price per Share
                                                     ----------------           ------------------------------------
Balance, December 31, 1992                           1,371,000                   970,400              $7.44 - $11.56
Options granted                                        (67,100)                   67,100                      $13.63
Options exercised                                           --                   (98,900)             $7.44 - $11.56
Options expired                                          4,000                    (4,000)             $9.09 - $11.56
                                                     ---------                 ---------              --------------
Balance, December 31, 1993                           1,307,900                   934,600              $7.44 - $13.63
Options granted                                       (371,000)                  371,000                      $13.13
Options exercised                                           --                   (50,488)             $7.44 - $11.56
Options expired                                         23,240                   (23,240)            $11.56 - $13.63
                                                     ---------                 ---------              --------------
Balance, December 31, 1994                             960,140                 1,231,872              $7.44 - $13.63
Options granted                                       (372,000)                  372,000                      $14.63
Options exercised                                           --                   (98,536)             $7.44 - $13.63
Options expired                                         14,700                   (14,700)            $11.56 - $13.63
                                                     ---------                 ---------              --------------
Balance, December 31, 1995                             602,840                 1,490,636              $7.44 - $14.63
                                                     =========                ==========             ===============

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. SHAREHOLDERS' EQUITY

PREFERRED  STOCK In April,  1995,  the Company  sold  4,200,000 shares of 9 1/4%
Cumulative Redeemable Preferred Stock in a public offering at $25 per share ("preferred stock"). Net proceeds of the offering, after deducting underwriting commissions and direct offering costs, aggregated approximately $101.5 million of which $33.1 million was used to repay then existing bank debt and $65.7 million was used to fund the acquisition of a portfolio of nine apartment communities. The remaining net proceeds were used to help fund subsequent apartment acquisitions.

Dividends on the preferred stock are payable on a quarterly basis at an annual dividend rate of $2.3125 per share. The preferred stock has no par value, with a liquidation preference of $25 per share and is redeemable on or after April 24, 2000, solely from the proceeds from the sale of additional capital stock (common or preferred). The preferred stock has no voting rights, no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company.

COMMON STOCK In September, 1995, the Company completed a public offering of 4,550,000 shares of its common stock at $14.25 per share. Net proceeds of the offering, after deducting underwriting commissions and direct offering costs, aggregated approximately $61 million and were used to repay $26.8 million of bank debt. The remaining net proceeds were temporarily invested in short-term money market investments and were used primarily for the acquisition of additional apartment communities. In February, 1995, the Company sold 1,360,000 shares of its common stock to a group of institutional investors at a price of $131/8 per share. Net proceeds of $17.8 million were used to curtail then existing bank debt.

All share and per share information in the accompanying financial statements has been adjusted to retroactively reflect a 2 for 1 stock split in 1993.

OFFICERS' STOCK PURCHASE AND LOAN PLAN At December 31, 1995, 553,000 shares of common stock were issued under the Officer Stock Purchase and Loan Plan. Under the plan, certain officers have purchased common stock at the then current market price with financing provided by the Company at 7% interest only. The underlying notes mature beginning in November, 1998. A total of 47,000 shares are available for future issuance under this plan.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN As of December 31, 1995, 92,544 shares of common stock had been issued under the Company's Dividend Reinvestment and Stock Purchase Plan. Shares in the amount of 907,456 are reserved for further issuance under this plan. During 1995, shares were purchased on the open market.

EMPLOYEE STOCK PURCHASE PLAN As of December 31, 1995, 1,157 shares of common stock had been issued under the Company's Employee Stock Purchase Plan. Shares in the amount of 98,843 are reserved for future issuance under the plan. During 1995, shares were also purchased on the open market.

11. UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA

Summarized unaudited consolidated quarterly financial data for the years ended December 31, 1995 and 1994 is as follows: (In thousands, except per share data):

                                                                               Three Months Ended

1995                                                 March 31           June 30*        September 30      December 31**
----                                                 --------           -------         ------------      -----------
Rental income                                          $45,493           $47,747           49,842          $52,158
Income from property operations                         17,874            18,584           18,058           20,143
Net income                                               6,150            11,569            7,504            7,904
Dividends to preferred shareholders                         --             1,781            2,428            2,428
Net income available to common shareholders              6,150             9,788            5,076            5,476
Per share:
Net income per common share                                .12               .19              .10              .10
Weighted average number of common shares outstandng     51,125            51,776           51,883           56,293

* For the quarter ended June 30, 1995, the Company recognized a $4.6 million aggregate book gain on the sales of real estate.

** For the quarter ended December 31, 1995, the Company recognized a $1.7 million impairment loss on real estate held for disposition (Note 2).

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                Three Months Ended
1994                                                 March 31            June 30        September 30     December 31
----                                                 --------            -------        ------------     -----------
Rental income                                          $26,706           $29,673          $39,526          $44,066
Income from property operations                          9,640            10,942           14,715           17,080
Net income                                               3,415             3,978            5,975            5,768
Dividends to preferred shareholders                         --                --               --               --
Net income available to common shareholders              3,415             3,978            5,975            5,768
Per share:
Net income per common share                                .08               .09              .12              .11
Weighted average number of common shares
outstanding                                             41,688            42,508           50,153           50,241




SCHEDULE III.
Summary of Real Estate Owned                                                                                       Cost of
                                                                                                                 Improvements
                                                                                                                 Capitalized
                                                                                                                 Costs of
                                                                                                                Improvements
                                                                               Initial Cost to                   Capitalized
                                                                         Trust                                  Subsequent to
                                                                         Land and            Buildings           Acquisition
                                                                           Land                 and                (Net of
                                                  Encumbrances         Improvements         Improvements          Disposals)
                                              -------------------------------------------------------------------------------------
Apartments:
  2131 Apartments/Nashville, TN                        $                     $  869,860           $9,155,185           $1,885,836
  Alafaya Woods/Orlando, FL                                     --            1,653,000            9,042,256              677,711
  Alexander Glen/Charlotte, NC                           5,490,273              698,860            6,488,061              191,044
  Andover Place/Orlando, FL                              5,620,000            1,732,406            3,943,184              119,804
  Bay Cove/Clearwater, FL                                       --            2,928,847            6,578,257            1,193,572
  Bayberry Commons/Portsmouth, VA                               --              516,800            3,485,645            1,027,509
  Beechwood/Greensboro, NC                                      --            1,409,377            6,086,677              338,460
  Braeland Commons/Columbia, MD                          4,955,000            1,564,942            7,006,574              298,101
  Braeton Bay/ Richmond, VA                                     --            2,059,252           15,049,088               36,281
  Bramblewood/Goldsboro, NC                                     --              401,538            3,150,912              946,532
  Brantley Pines/Fort Myers, FL                                 --              841,400            5,914,766              738,168
  Briar Club/Memphis, TN                                        --            1,214,400            6,928,959              633,837
  Brittingham Square/Salisbury, MD                              --              650,143            4,962,246               24,314
  Brynn Marr/Jacksonville, NC                                   --              432,974            3,821,508            1,047,691
  Canterbury Woods/Charlotte, NC                                --              409,675            5,011,435            1,693,246
  Cinnamon Ridge/Raleigh, NC                             7,000,000              967,230            3,337,197            4,065,357
  Clear Run/Wilmington, NC                                      --              874,830            8,586,978              803,448
  Cleary Court/Fort Lauderdale, FL                              --            2,399,848            7,913,450              214,893
  Colonial Villa/Columbia, SC                                   --            1,014,181            5,100,269            1,060,785
  Colony of Stone Mountain/Atlanta, GA                          --            3,160,000            5,641,646            3,027,996
  Colony Village/New Bern, NC                                   --              346,330            3,036,956            1,003,058
  Copperfield/Fort Lauderdale, FL                               --            4,424,128           20,428,969              192,416
  Country Walk/Columbia, SC                                     --              422,113            3,133,623            1,164,098
  Courthouse Green/Richmond, VA                                 --              732,050            4,702,353            1,314,310
  Courtney Square/Raleigh, NC                                   --            1,114,600            5,119,259            1,105,031
  The Cove at Lake Lynn/Raleigh, NC                             --            1,723,363            5,303,760              534,936
  Covington Crossing/Memphis, TN                                --            1,296,240            3,792,590              791,425
  Craig Manor/Salem,VA                                          --              282,200            2,419,570              607,073
  The Creek/Wilmington, NC                                      --              417,500            2,506,206              845,450
  Crescent Square/Atlanta, GA                                   --            1,057,000            6,865,036            4,281,851
  Crossroads/Columbia, SC                                       --            2,074,800           13,710,803              852,600
  Dover Country Club/Dover, DE                                  --            2,007,878            6,347,331              539,290
  Dover Village/Orlando, FL                                     --            2,894,702            6,456,100            1,591,328
  Dunwoody Pointe/Atlanta, GA                            6,027,182            2,763,324            6,902,996               33,189
  Eastwind/Virginia Beach, VA                                   --              155,000            5,316,738            1,296,863
  Eden Commons/Columbia, MD                              8,450,000            2,361,167            9,384,171              485,788
  Emerald Bay/Charlotte, NC                                     --              626,070            4,722,862            2,106,220
  English Hills/Richmond, VA                                    --            1,979,174           11,524,313            2,800,786
  Excalibur/Charlotte, NC                                       --            1,115,261            8,629,877              384,157
  Fisherman's Village/Orlando, FL                               --            2,387,368            7,458,897                2,070
  Forest Hills/Wilmington, NC                                   --            1,028,000            5,420,478              685,376
  Forest Lakes at Oyster Point/
    Newport News, VA                                            --              780,117            8,861,878              179,850
  Forestbrook/Columbia, SC                               5,000,000              395,516            2,902,040            1,180,092
  Foxcroft/Tampa, FL                                            --              749,400            3,927,644              630,825
  Franklin Mansions-Land/Nashville, TN                          --            2,104,394                    0               34,582
  Gable Hill/Columbia, SC                                       --              824,847            5,307,194              713,648
  Gatewater Landing/Glen Burnie, MD                             --            2,078,422            6,084,526              701,153
  Grand Oaks/Charlotte, NC                                      --              446,075            4,463,344            2,388,036
  Great Oaks/Baltimore, MD                                      --            2,919,481            9,075,956              933,009
  Greens at Cedar Chase/Dover, DE                               --            1,528,667            4,830,738               61,963
  Greens of Constant Friendship/
    Baltimore, MD                                               --              903,122            4,668,956               19,896
  Greens at Cross Court/Easton, MD                              --            1,182,414            4,544,012               29,049
  Greens at Falls Run/Fredericksburg, VA                        --            2,730,722            5,300,203               24,678
  Greens at Hilton Run/Lexington Park, MD                       --            2,754,447           10,482,579               46,362
  Greens at Hollymead/Charlottesville, VA                       --              965,114            5,250,374               25,211
  Greens at Schumaker Pond/Salisbury, MD                        --              709,559            6,117,582               45,879
  Greentree Place/Jacksonville, FL                      12,455,000            1,634,330           11,226,990              683,250
  Griffin Crossing/Atlanta, GA                                  --            1,509,633            7,544,018              438,413
  The Groves/Daytona Beach, FL                                  --              789,953            4,767,055                5,565
  Gwinnett Square/Atlanta, GA                                   --            1,924,325            7,376,454              221,285
  Hampton Court/Alexandria, VA                                  --            7,388,420            4,811,937              405,764
  Hampton Forest/Greenville, SC                                 --              454,140            2,578,103              339,651
  Hampton Greene/Columbia, SC                            7,841,033            1,363,046           10,118,453              362,098
  Harbour Town/Nashville, TN                                    --              572,567            3,522,092              347,367
  Harris Pond/Charlotte, NC                              5,138,798              886,788            6,714,647              141,351
  Heather Lake/Hampton, VA                                      --              616,800            3,400,672            2,083,099
  Heatherwood/Greenville, SC                                    --              354,566            3,234,105              612,300
  Heritage Trace/Newport News, VA                        3,900,000              880,000            2,312,285            1,602,989
  Hickory Run/Nashville, TN                                     --            1,468,727           11,583,786                7,423
  Hickory Pointe/Memphis, TN                                    --            1,074,424            6,052,020              209,528
  The Highlands/Charlotte, NC                                   --              321,400            2,830,346            1,869,598
  Holly Tree Park/Waldorf, MD                                   --            1,576,366            5,095,323              209,332
  Hunters Ridge/Plant City, FL                                  --            2,461,548           10,942,434              380,594
  Hunters Trace/Memphis, TN                              5,890,000              888,440            6,676,552              620,810
  Hunting Ridge/Greenville, SC                           3,265,000              449,500            2,234,882              251,166
  Indian Hills/Anniston, AL                                     --              338,335            3,715,585              131,859
  Key Pines/Spartanburg, SC                                     --              601,693            3,773,304              995,721
  Knolls at Newgate/Fairfax, VA                                 --            1,725,725            3,518,741              502,864
  The Lakes/Nashville, TN                                       --            1,285,657            5,980,197              673,350
  Lake Washington Downs/Melbourne, FL                           --            1,434,450            4,940,166              643,691
  Lakeside North/Orlando, FL                            12,440,000            1,532,700           11,076,062            1,455,899
  Lakewood Place/Tampa, FL                                      --            1,395,051           10,647,377              468,348
  The Landing/Greenville, SC                                    --              685,000            5,622,454              343,643
  Laurel Ridge/Roanoke, VA                               2,960,000              445,400            2,531,357            1,087,345
  Laurel Village/Richmond, VA                                   --              694,281            3,119,716              521,788
  The Ledges/Winston-Salem, NC                                  --              492,283            1,561,947            4,608,575
  Legacy Hill/Nashville, TN                              5,223,854            1,147,660            5,867,567               14,243
  Liberty Crossing/Jacksonville, NC                      1,463,867              840,000            3,873,139            1,541,088
  Mallard Green/Charlotte, NC                                   --              329,300            2,766,436               59,970
  Mallards of Wedgewood/Lakeland, FL                            --              959,283            6,864,666              269,595
  Manor at England Run/Fredericksburg, VA                       --            1,710,477            6,413,447            1,376,993
  Marble Hill/Richmond, VA                               3,317,218              825,760            5,147,968               43,290
  Meadow Run/Richmond, VA                                       --              636,059            3,423,884            1,171,082
  Meadowdale Lakes/Richmond, VA                            920,431            1,581,671            6,717,237            2,940,350
  Mediterranean Village/Miami, FL                               --            2,064,788           11,939,113              203,754
  The Melrose/Dumfries, VA                               5,312,183              662,000            3,705,404            3,875,979
  Mill Creek/Wilmington, NC                                     --              597,248            4,618,561              711,353
  Northview/Salem, VA                                           --              171,600            1,238,501              558,122
  Olde West Village/Richmond, VA                         3,871,932            1,965,097           12,203,965            1,621,856


  Orange Orlando/Orlando, FL                                    --            1,233,151            2,177,417            1,033,037
  Overlook/Greenville, SC                                       --              824,600            5,079,443            1,269,184
  Palm Grove/Tampa, FL                                          --              616,121            5,268,814              528,323
  The Park/Columbia, SC                                         --            1,004,072            5,535,334            1,087,409
  Park Green/Raleigh, NC                                        --              500,000            4,321,872              826,318
  Parkwood Court/Alexandria, VA                          6,125,000            2,482,633            3,813,116            1,487,638
  Patriot Place/Florence, SC                             2,200,000              212,500            1,600,757            5,324,114
  Peppertree/Charlotte, NC                                      --            1,546,267            7,699,221              651,899
  Pinebrook/Clearwater,FL                                       --            1,780,375            2,458,172            1,794,704
  Plum Chase/Columbia, SC                                7,000,000              802,750            3,149,607            4,495,788
  Regatta Shores/Orlando, FL                                    --              757,008            6,607,367              897,071
  River Place/Macon, GA                                         --            1,097,280            7,492,385              773,156
  River Road/Ettrick, VA                                        --              229,699            1,648,394              852,288
  Riverwind/Spartanburg, SC                                     --              802,484            6,386,212              435,996
  Rollingwood/Richmond, VA                               2,437,210              777,971            5,058,707            1,962,714
  Royal Oaks/Savannah, GA                                6,407,421              533,100            9,907,978              263,770
  Santa Barbara Landing/Naples, FL                       4,997,916            1,134,120            8,019,814              415,782
  The Shire/Raleigh, NC                                         --            1,791,215           11,968,852            1,052,616
  Somerset/Charleston, SC                                       --              485,160            4,053,792              354,292
  St. Andrews/Columbia, SC                                      --              976,192            6,866,147              203,261
  St. Andrews Commons/Columbia, SC                              --            1,428,826            9,371,378              472,524
  Spring Forest/Raleigh, NC                                     --            1,257,500            8,586,255            1,720,167
  Stanford Village/Atlanta, GA                                  --              884,500            2,807,839              571,596
  Summit West/Tampa, FL                                         --            2,176,500            4,709,970            1,283,882
  Three Fountains/Montgomery, AL                                --            1,075,009            6,853,156              296,991
  Timbercreek/Richmond, VA                                      --              379,000            2,030,525            1,134,137
  Twin Coves/Baltimore, MD                               3,750,000              912,771            2,893,861              456,530
  Twin Rivers/Hopewell, VA                                      --              149,200              885,671            1,168,191
  University Club/Ft. Lauderdale, FL                            --            1,390,220            6,992,620               68,216
  Village at Old Tampa Bay/Oldsmar, FL                          --            1,750,320           10,756,337            1,021,604
  Vinyards/Orlando, FL                                   9,450,000            1,840,230           11,571,625              762,042
  Walnut Creek/Raleigh, NC                                      --            3,170,290           21,718,401            1,001,894
  Waterford/Columbia, SC                                        --              957,980            6,926,736              316,229
  West Knoll/Newark, DE                                         --              305,138            3,564,067               53,563
  Windsor Harbor/Charlotte, NC                                  --              475,000            3,928,113            1,960,573
  Woodscape/Newport News, VA                                    --              798,700            7,209,525            1,795,276
  Woodside/Baltimore, MD                                13,645,000            3,112,881            8,864,762            2,043,322


Shopping Centers:
  Gloucester Exchange/Gloucester, VA                            --              403,688            2,278,553              251,415

Office and Industrial Buildings:
  Franklin St./Richmond, VA                                     --               67,900              282,173               75,843
  Meadowdale Offices/Richmond, VA                               --              240,563              359,913               93,340
  Statesman Park/Roanoke, VA                                    --               90,162              565,557              101,050
  Tri-County Buildings/Bristol, TN                              --              275,580              900,281            1,263,000

                                              -------------------------------------------------------------------------------------
                                                      $172,554,318         $171,545,275         $829,663,874         $129,889,218
                                              =====================================================================================

Real Estate Held for Disposition
Apartments:
  Azalea/Richmond, VA                                           --              272,522            2,721,686            1,009,575
  Cedar Point/Raleigh, NC                                       --               75,400            4,514,435            2,921,515
  Mill Creek/Atlanta, GA                                        --              529,800            3,996,252            3,387,840
  Summit-on-Park/Charlotte, NC                                  --              147,000            1,021,602              964,072
  Towne Square/Hopewell, VA                              1,246,067              109,500              909,897              782,567
  Woodland Hollow/Charlotte, NC                          3,230,710              755,000            5,393,023            1,462,042


Shopping Centers:
  Circle/Richmond, VA                                           --              885,964            1,836,464            1,627,917
  Deerfield Plaza/Myrtle Beach, SC                              --              883,767            2,182,509              646,872
  Hanover Village-Land/Richmond, VA                             --            1,623,910                    0                    0
  Laburnum Park-Land/Richmond, VA                               --              300,000                    0                    0
  Meadowdale/Richmond, VA                                       --            1,099,620            3,875,145            1,106,516
  The Village/Durham, NC                                        --            1,355,000            3,814,496            3,506,490
  Village Square/Myrtle Beach, SC                               --            3,070,000            6,428,614              183,638
  Willow Oaks/Hampton, VA                                3,450,000              934,220            1,211,045            7,040,401

                                              -------------------------------------------------------------------------------------
                                                        $7,926,777          $12,041,703          $37,905,168          $24,639,445
                                              =====================================================================================




                                                           Gross
                                                        Amount at Which
                                                          Carried at
                                                        Close of Period
                                                Land and         Buildings
                                                  Land              and                Total       Accumulated       Date of
                                              Improvements      Improvements            (a)        Depreciation     Construction
                                           --------------------------------------------------------------------------------------
Apartments:
  2131 Apartments/Nashville, TN             $1,062,415        $10,848,466         $11,910,881    $1,121,296           1972

  Alafaya Woods/Orlando, FL                  1,844,091          9,528,876          11,372,967       418,403         1988/90
  Alexander Glen/Charlotte, NC                 773,128          6,604,837           7,377,965       323,093           1989
  Andover Place/Orlando, FL                  1,735,808          4,059,586           5,795,394        44,678           1988
  Bay Cove/Clearwater, FL                    3,102,629          7,598,047          10,700,676       959,209           1972
  Bayberry Commons/Portsmouth, VA              709,610          4,320,344           5,029,954     1,559,058         1973/74
  Beechwood/Greensboro, NC                   1,563,537          6,270,977           7,834,514       505,188           1985
  Braeland Commons/Columbia, MD              1,611,272          7,258,345           8,869,617       815,136           1983
  Braeton Bay/ Richmond, VA                  2,059,251         15,085,370          17,144,621             0           1989
  Bramblewood/Goldsboro, NC                    508,726          3,990,256           4,498,982     1,766,200         1980/82
  Brantley Pines/Fort Myers, FL              1,299,078          6,195,256           7,494,334       323,441           1986
  Briar Club/Memphis, TN                     1,297,103          7,480,093           8,777,196       352,646           1987
  Brittingham Square/Salisbury, MD             652,547          4,984,156           5,636,703       114,215           1991
  Brynn Marr/Jacksonville, NC                  548,205          4,753,968           5,302,173     2,100,186         1973/77
  Canterbury Woods/Charlotte, NC               545,477          6,568,879           7,114,356     2,654,210         1968/70
  Cinnamon Ridge/Raleigh, NC                 1,262,601          7,107,183           8,369,784     2,708,510         1968/70
  Clear Run/Wilmington, NC                   1,080,927          9,184,329          10,265,256       471,906         1987/89
  Cleary Court/Fort Lauderdale, FL           2,473,000          8,055,191          10,528,191       301,692         1984/85
  Colonial Villa/Columbia, SC                1,375,899          5,799,336           7,175,235       797,087           1974
  Colony of Stone Mountain/Atlanta, GA       3,876,604          7,953,038          11,829,642     2,545,917         1970/72
  Colony Village/New Bern, NC                  483,387          3,902,957           4,386,344     1,816,821         1972/74
  Copperfield/Fort Lauderdale, FL            4,464,327         20,581,186          25,045,513       860,540           1991
  Country Walk/Columbia, SC                    648,953          4,070,881           4,719,834     1,018,092           1974
  Courthouse Green/Richmond, VA                941,166          5,807,547           6,748,713     2,550,308         1974/78
  Courtney Square/Raleigh, NC                1,262,896          6,075,994           7,338,890       566,746         1979/81
  The Cove at Lake Lynn/Raleigh, NC          1,857,167          5,704,892           7,562,059       850,951           1986
  Covington Crossing/Memphis, TN             1,351,759          4,528,496           5,880,255       235,304           1974
  Craig Manor/Salem,VA                         355,235          2,953,608           3,308,843     1,003,519           1975
  The Creek/Wilmington, NC                     456,598          3,312,558           3,769,156       550,140           1973
  Crescent Square/Atlanta, GA                1,343,952         10,859,935          12,203,887     3,271,318           1970
  Crossroads/Columbia, SC                    2,121,539         14,516,664          16,638,203       782,180         1977/84
  Dover Country Club/Dover, DE               2,168,760          6,725,739           8,894,499       352,676           1970
  Dover Village/Orlando, FL                  3,092,825          7,849,305          10,942,130       939,262           1981
  Dunwoody Pointe/Atlanta, GA                2,763,324          6,936,185           9,699,509        46,546           1980
  Eastwind/Virginia Beach, VA                  291,688          6,476,913           6,768,601     2,188,093           1970
  Eden Commons/Columbia, MD                  2,436,429          9,794,698          12,231,127     1,121,640           1984
  Emerald Bay/Charlotte, NC                  1,131,773          6,323,379           7,455,152     2,061,112           1972
  English Hills/Richmond, VA                 2,428,574         13,875,699          16,304,273     2,741,039         1969/76
  Excalibur/Charlotte, NC                    1,159,881          8,969,414          10,129,295       483,960           1987
  Fisherman's Village/Orlando, FL            2,387,368          7,460,967           9,848,335             0           1984
  Forest Hills/Wilmington, NC                1,137,457          5,996,397           7,133,855       834,883         1964/69
  Forest Lakes at Oyster Point/
    Newport News, VA                           790,464          9,031,380           9,821,844       107,497           1986
  Forestbrook/Columbia, SC                     541,808          3,935,840           4,477,648       465,784           1974
  Foxcroft/Tampa, FL                           912,892          4,394,977           5,307,869       565,121           1972
  Franklin Mansions-Land/Nashville, TN       2,138,976                  0           2,138,976             0            --
  Gable Hill/Columbia, SC                    1,053,085          5,792,604           6,845,689     1,470,965           1985
  Gatewater Landing/Glen Burnie, MD          2,103,284          6,760,817           8,864,101       817,006           1970
  Grand Oaks/Charlotte, NC                     794,520          6,502,935           7,297,455     3,149,328         1966/67
  Great Oaks/Baltimore, MD                   3,102,786          9,825,660          12,928,446       558,796           1974
  Greens at Cedar Chase/Dover, DE            1,533,892          4,887,476           6,421,368       113,804           1988
  Greens of Constant Friendship/
    Baltimore, MD                              907,823          4,684,151           5,591,974       109,006           1990
  Greens at Cross Court/Easton, MD           1,186,510          4,568,965           5,755,475       107,125           1987
  Greens at Falls Run/Fredericksburg, VA     2,733,209          5,322,394           8,055,603       128,198           1989
  Greens at Hilton Run/Lexington Park, MD    2,769,799         10,513,589          13,283,388       244,127           1988
  Greens at Hollymead/Charlottesville, VA      967,686          5,273,013           6,240,699       122,986           1990
  Greens at Schumaker Pond/Salisbury, MD       710,607          6,162,413           6,873,020       139,725           1988
  Greentree Place/Jacksonville, FL           1,796,141         11,748,429          13,544,570       576,246           1986
  Griffin Crossing/Atlanta, GA               1,589,778          7,902,286           9,492,064       491,590         1987/89
  The Groves/Daytona Beach, FL                 789,952          4,772,621           5,562,573             0           1989
  Gwinnett Square/Atlanta, GA                1,933,560          7,588,504           9,522,064       202,189           1985
  Hampton Court/Alexandria, VA               7,526,928          5,079,193          12,606,121       641,707           1967
  Hampton Forest/Greenville, SC                554,486          2,817,408           3,371,894       160,103           1968
  Hampton Greene/Columbia, SC                1,561,771         10,281,826          11,843,597       510,706           1990
  Harbour Town/Nashville, TN                   698,564          3,743,462           4,442,026       330,303           1974
  Harris Pond/Charlotte, NC                    903,859          6,838,927           7,742,786       355,554           1987

  Heather Lake/Hampton, VA                     781,743          5,318,828           6,100,571     3,278,373         1972/74
  Heatherwood/Greenville, SC                   428,725          3,772,246           4,200,971       386,223           1978
  Heritage Trace/Newport News, VA            1,172,351          3,622,923           4,795,274     1,456,429           1973
  Hickory Run/Nashville, TN                  1,468,726         11,591,210          13,059,936             0           1989
  Hickory Pointe/Memphis, TN                 1,171,404          6,164,568           7,335,972       210,743           1985
  The Highlands/Charlotte, NC                  542,070          4,479,274           5,021,344     2,315,855           1970
  Holly Tree Park/Waldorf, MD                1,607,351          5,273,670           6,881,021       288,373           1973
  Hunters Ridge/Plant City, FL               2,643,760         11,140,816          13,784,576       204,753           1992
  Hunters Trace/Memphis, TN                    979,724          7,206,078           8,185,802       315,871           1986
  Hunting Ridge/Greenville, SC                 518,172          2,417,376           2,935,548       102,539           1972
  Indian Hills/Anniston, AL                    356,896          3,828,883           4,185,779       206,948           1975
  Key Pines/Spartanburg, SC                    693,915          4,676,803           5,370,718       718,008           1974
  Knolls at Newgate/Fairfax, VA              1,758,439          3,988,891           5,747,330       248,963           1972
  The Lakes/Nashville, TN                    1,421,521          6,517,683           7,939,204       626,857           1986
  Lake Washington Downs/Melbourne, FL        1,579,894          5,438,413           7,018,307       517,474           1984
  Lakeside North/Orlando, FL                 1,631,060         12,433,601          14,064,661       749,480           1984
  Lakewood Place/Tampa, FL                   1,492,758         11,018,018          12,510,776       736,132           1986
  The Landing/Greenville, SC                   778,256          5,872,841           6,651,097       320,790           1976
  Laurel Ridge/Roanoke, VA                     648,390          3,415,713           4,064,102     1,361,250         1970/72
  Laurel Village/Richmond, VA                  776,450          3,559,335           4,335,785       744,590           1972
  The Ledges/Winston-Salem, NC               1,120,186          5,542,619           6,662,805     3,102,639           1959
  Legacy Hill/Nashville, TN                  1,145,660          5,883,810           7,029,470             0           1977
  Liberty Crossing/Jacksonville, NC          1,147,544          5,106,683           6,254,227     1,536,636         1972/74
  Mallard Green/Charlotte, NC                  363,283          2,792,423           3,155,706       150,891           1985
  Mallards of Wedgewood/Lakeland, FL           988,894          7,104,649           8,093,543       101,421           1985
  Manor at England Run/Fredericksburg, VA    3,020,706          6,480,211           9,500,917       150,515           1990
  Marble Hill/Richmond, VA                     828,620          5,188,398           6,017,018        56,700           1973
  Meadow Run/Richmond, VA                      834,395          4,396,630           5,231,025     2,128,682         1973/74
  Meadowdale Lakes/Richmond, VA              2,193,200          9,046,058          11,239,258     4,385,577         1967/71
  Mediterranean Village/Miami, FL            2,128,736         12,078,919          14,207,655       516,120           1989
  The Melrose/Dumfries, VA                   1,329,494          6,913,889           8,243,383     3,290,228           1951
  Mill Creek/Wilmington, NC                    786,991          5,140,171           5,927,162       978,398           1986
  Northview/Salem, VA                          216,569          1,751,654           1,968,223     1,087,848           1969
  Olde West Village/Richmond, VA             2,216,484         13,574,434          15,790,918     4,689,698      1978/82/85/87

  Orange Orlando/Orlando, FL                 1,388,200          3,055,405           4,443,605       491,946           1971
  Overlook/Greenville, SC                    1,124,928          6,048,299           7,173,227       335,598           1976
  Palm Grove/Tampa, FL                         727,179          5,686,079           6,413,258       423,564         1969/71
  The Park/Columbia, SC                      1,250,402          6,376,413           7,626,815       315,569         1975/77
  Park Green/Raleigh, NC                       549,180          5,099,009           5,648,189     1,030,126           1987
  Parkwood Court/Alexandria, VA              2,577,866          5,205,521           7,783,387       517,354           1964
  Patriot Place/Florence, SC                 1,355,659          5,781,712           7,137,371     2,303,536           1974
  Peppertree/Charlotte, NC                   1,622,411          8,274,976           9,897,387       681,938           1987
  Pinebrook/Clearwater,FL                    1,860,267          4,172,984           6,033,251       456,035           1977
  Plum Chase/Columbia, SC                    1,084,908          7,363,237           8,448,145     2,184,841           1974
  Regatta Shores/Orlando, FL                   992,064          7,269,382           8,261,446       431,756           1988
  River Place/Macon, GA                      1,393,689          7,969,132           9,362,821       583,704           1988
  River Road/Ettrick, VA                       316,464          2,413,917           2,730,381     1,389,984         1973/74
  Riverwind/Spartanburg, SC                    890,960          6,733,732           7,624,692       558,121           1987
  Rollingwood/Richmond, VA                   1,051,511          6,747,881           7,799,392     3,229,781         1974/78
  Royal Oaks/Savannah, GA                      556,206         10,148,642          10,704,848       546,921           1980
  Santa Barbara Landing/Naples, FL           1,247,876          8,321,840           9,569,716       416,825           1987
  The Shire/Raleigh, NC                      1,978,587         12,834,096          14,812,683       823,801         1982/84
  Somerset/Charleston, SC                      536,990          4,356,254           4,893,244       226,962           1979
  St. Andrews/Columbia, SC                   1,023,055          7,022,545           8,045,600       385,681           1972
  St. Andrews Commons/Columbia, SC           1,569,651          9,703,077          11,272,728     1,117,341           1986
  Spring Forest/Raleigh, NC                  1,408,066         10,155,856          11,563,922     2,207,645         1978/81
  Stanford Village/Atlanta, GA               1,054,857          3,209,078           4,263,935     1,061,691           1985
  Summit West/Tampa, FL                      2,348,038          5,822,314           8,170,352       720,301           1972
  Three Fountains/Montgomery, AL             1,094,419          7,130,737           8,225,156       430,211           1973
  Timbercreek/Richmond, VA                     516,962          3,026,700           3,543,662     1,715,738           1969
  Twin Coves/Baltimore, MD                   1,004,466          3,258,696           4,263,162       168,906           1974
  Twin Rivers/Hopewell, VA                     351,158          1,851,904           2,203,062     1,256,585           1972
  University Club/Ft. Lauderdale, FL         1,430,079          7,020,977           8,451,056        64,175           1988
  Village at Old Tampa Bay/Oldsmar, FL       2,007,013         11,521,248          13,528,261       911,846           1986
  Vinyards/Orlando, FL                       2,080,739         12,093,158          14,173,897       538,874         1984/86
  Walnut Creek/Raleigh, NC                   3,342,023         22,548,562          25,890,585     1,337,751         1985/86
  Waterford/Columbia, SC                     1,030,567          7,170,378           8,200,945       397,939           1985
  West Knoll/Newark, DE                        305,138          3,617,630           3,922,768       185,318           1964
  Windsor Harbor/Charlotte, NC                 892,976          5,470,710           6,363,686     1,822,128           1971
  Woodscape/Newport News, VA                 1,006,107          8,797,394           9,803,501     2,832,621         1974/76
  Woodside/Baltimore, MD                     3,329,380         10,691,585          14,020,965       609,255           1966


Shopping Centers:
  Gloucester Exchange/Gloucester, VA           492,475          2,441,181           2,933,656       702,939           1974

Office and Industrial Buildings:
  Franklin St./Richmond, VA                     67,900            358,016             425,916       129,929           1890
  Meadowdale Offices/Richmond, VA              258,144            435,674             693,818       292,043           1983
  Statesman Park/Roanoke, VA                   147,996            608,773             756,769       410,485           1974
  Tri-County Buildings/Bristol, TN             364,120          2,074,738           2,438,859       716,173         1976/79

                                           --------------------------------------------------------------------------------
                                          $193,672,389       $937,425,977      $1,131,098,366  $129,454,008
                                           ================================================================================


Real Estate Held for Disposition
Apartments:
  Azalea/Richmond, VA                         403,786           3,599,997           4,003,783     1,650,368           1967
  Cedar Point/Raleigh, NC                     231,347           7,280,003           7,511,350     3,455,287           1972
  Mill Creek/Atlanta, GA                      857,665           7,056,227           7,913,892     2,318,840           1972
  Summit-on-Park/Charlotte, NC                245,650           1,887,024           2,132,674     1,091,746           1963
  Towne Square/Hopewell, VA                   326,080           1,475,884           1,801,964       853,610           1967
  Woodland Hollow/Charlotte, NC               968,333           6,641,732           7,610,065     2,720,964         1974/76


Shopping Centers:
  Circle/Richmond, VA                         949,970           3,400,375           4,350,345     2,069,506        1956/62/67
  Deerfield Plaza/Myrtle Beach, SC          1,267,012           2,446,136           3,713,148       841,228           1979
  Hanover Village-Land/Richmond, VA         1,623,910                   0           1,623,910         5,090            --
  Laburnum Park-Land/Richmond, VA             300,000                   0             300,000             0            --
  Meadowdale/Richmond, VA                   1,288,237           4,793,044           6,081,281     1,770,793         1976/82
  The Village/Durham, NC                    2,175,372           6,500,614           8,675,986     2,138,586           1965
  Village Square/Myrtle Beach, SC           3,726,673           5,956,579           9,683,252     1,946,883         1978/79
  Willow Oaks/Hampton, VA                   3,102,314           6,083,352           9,185,666     2,709,294         1968/74

                                        --------------------------------------------------------------------
                                          $17,466,349         $57,120,967         $74,587,316   $23,572,195
                                        ====================================================================







                                                                        Depreciable
                                                                          Life of
                                                  Date                   Building
                                                Acquired                Component
                                                ----------------------------------------
Apartments:
  2131 Apartments/Nashville, TN                 12/16/92                 35 yrs.

  Alafaya Woods/Orlando, FL                     10/21/94                 35 yrs.
  Alexander Glen/Charlotte, NC                  08/16/94                 35 yrs.
  Andover Place/Orlando, FL                     09/29/95                 35 yrs.
  Bay Cove/Clearwater, FL                       12/16/92                 35 yrs.
  Bayberry Commons/Portsmouth, VA               04/07/88                 35 yrs.
  Beechwood/Greensboro, NC                      12/22/93                 35 yrs.
  Braeland Commons/Columbia, MD                 12/29/92                 35 yrs.
  Braeton Bay/ Richmond, VA                     12/28/95                 35 yrs.
  Bramblewood/Goldsboro, NC                     12/31/84                 35 yrs.
  Brantley Pines/Fort Myers, FL                 08/11/94                 35 yrs.
  Briar Club/Memphis, TN                        10/14/94                 35 yrs.
  Brittingham Square/Salisbury, MD              05/04/95                 35 yrs.
  Brynn Marr/Jacksonville, NC                   12/31/84                 35 yrs.
  Canterbury Woods/Charlotte, NC                12/18/85                 35 yrs.
  Cinnamon Ridge/Raleigh, NC                    12/01/89                 35 yrs.
  Clear Run/Wilmington, NC                      07/22/94                 35 yrs.
  Cleary Court/Fort Lauderdale, FL              11/30/94                 35 yrs.
  Colonial Villa/Columbia, SC                   09/16/92                 35 yrs.
  Colony of Stone Mountain/Atlanta, GA          06/12/90                 35 yrs.
  Colony Village/New Bern, NC                   12/31/84                 35 yrs.
  Copperfield/Fort Lauderdale, FL               09/21/94                 35 yrs.
  Country Walk/Columbia, SC                     12/19/91                 35 yrs.
  Courthouse Green/Richmond, VA                 12/31/84                 35 yrs.
  Courtney Square/Raleigh, NC                   07/08/93                 35 yrs.
  The Cove at Lake Lynn/Raleigh, NC             12/01/92                 35 yrs.
  Covington Crossing/Memphis, TN                10/14/94                 35 yrs.
  Craig Manor/Salem,VA                          11/06/87                 35 yrs.
  The Creek/Wilmington, NC                      06/30/92                 35 yrs.
  Crescent Square/Atlanta, GA                   03/22/89                 35 yrs.
  Crossroads/Columbia, SC                       07/01/94                 35 yrs.
  Dover Country Club/Dover, DE                  07/01/94                 35 yrs.
  Dover Village/Orlando, FL                     03/31/93                 35 yrs.
  Dunwoody Pointe/Atlanta, GA                   10/24/95                 35 yrs.
  Eastwind/Virginia Beach, VA                   04/04/88                 35 yrs.
  Eden Commons/Columbia, MD                     12/29/92                 35 yrs.
  Emerald Bay/Charlotte, NC                     02/06/90                 35 yrs.
  English Hills/Richmond, VA                    12/06/91                 35 yrs.
  Excalibur/Charlotte, NC                       07/01/94                 35 yrs.
  Fisherman's Village/Orlando, FL               12/29/95                 35 yrs.
  Forest Hills/Wilmington, NC                   06/30/92                 35 yrs.
  Forest Lakes at Oyster Point/
    Newport News, VA                            08/15/95                 35 yrs.
  Forestbrook/Columbia, SC                      07/01/93                 35 yrs.
  Foxcroft/Tampa, FL                            01/28/93                 35 yrs.
  Franklin Mansions-Land/Nashville, TN          12/08/95                 35 yrs.
  Gable Hill/Columbia, SC                       12/04/89                 35 yrs.
  Gatewater Landing/Glen Burnie, MD             12/16/92                 35 yrs.
  Grand Oaks/Charlotte, NC                      05/01/84                 35 yrs.
  Great Oaks/Baltimore, MD                      07/01/94                 35 yrs.
  Greens at Cedar Chase/Dover, DE               05/04/95                 35 yrs.
  Greens of Constant Friendship/
    Baltimore, MD                               05/04/95                 35 yrs.
  Greens at Cross Court/Easton, MD              05/04/95                 35 yrs.
  Greens at Falls Run/Fredericksburg, VA        05/04/95                 35 yrs.
  Greens at Hilton Run/Lexington Park, M        05/04/95                 35 yrs.
  Greens at Hollymead/Charlottesville, V        05/04/95                 35 yrs.
  Greens at Schumaker Pond/Salisbury, MD        05/04/95                 35 yrs.
  Greentree Place/Jacksonville, FL              07/22/94                 35 yrs.
  Griffin Crossing/Atlanta, GA                  06/08/94                 35 yrs.
  The Groves/Daytona Beach, FL                  12/13/95                 35 yrs.
  Gwinnett Square/Atlanta, GA                   03/29/95                 35 yrs.
  Hampton Court/Alexandria, VA                  02/19/93                 35 yrs.
  Hampton Forest/Greenville, SC                 08/16/94                 35 yrs.
  Hamtpon Greene/Columbia, SC                   08/19/94                 35 yrs.
  Harbour Town/Nashville, TN                    12/10/93                 35 yrs.
  Harris Pond/Charlotte, NC                     07/01/94                 35 yrs.

  Heather Lake/Hampton, VA                      03/01/80                 35 yrs.
  Heatherwood/Greenville, SC                    09/30/93                 35 yrs.
  Heritage Trace/Newport News, VA               06/30/89                 35 yrs.
  Hickory Run/Nashville, TN                     12/29/95                 35 yrs.
  Hickory Pointe/Memphis, TN                    02/10/95                 35 yrs.
  The Highlands/Charlotte, NC                   01/17/84                 35 yrs.
  Holly Tree Park/Waldorf, MD                   07/01/94                 35 yrs.
  Hunters Ridge/Plant City, FL                  06/30/95                 35 yrs.
  Hunters Trace/Memphis, TN                     10/14/94                 35 yrs.
  Hunting Ridge/Greenville, SC                  11/01/94                 35 yrs.
  Indian Hills/Anniston, AL                     07/01/94                 35 yrs.
  Key Pines/Spartanburg, SC                     09/25/92                 35 yrs.
  Knolls at Newgate/Fairfax, VA                 07/01/94                 35 yrs.
  The Lakes/Nashville, TN                       09/15/93                 35 yrs.
  Lake Washington Downs/Melbourne, FL           09/24/93                 35 yrs.
  Lakeside North/Orlando, FL                    04/14/94                 35 yrs.
  Lakewood Place/Tampa, FL                      03/10/94                 35 yrs.
  The Landing/Greenville, SC                    07/01/94                 35 yrs.
  Laurel Ridge/Roanoke, VA                      05/17/88                 35 yrs.
  Laurel Village/Richmond, VA                   09/06/91                 35 yrs.
  The Ledges/Winston-Salem, NC                  08/13/86                 35 yrs.
  Legacy Hill/Nashville, TN                     11/06/95                 35 yrs.
  Liberty Crossing/Jacksonville, NC             11/30/90                 35 yrs.
  Mallard Green/Charlotte, NC                   07/01/94                 35 yrs.
  Mallard of Wedgewood/Lakeland, FL             07/27/95                 35 yrs.
  Manor at England Run/Fredericksburg, VA       05/04/95                 35 yrs.
  Marble Hill/Richmond, VA                      09/28/95                 35 yrs.
  Meadow Run/Richmond, VA                       12/31/84                 35 yrs.
  Meadowdale Lakes/Richmond, VA                 12/31/84                 35 yrs.
  Mediterranean Village/Miami, FL               09/30/94                 35 yrs.
  The Melrose/Dumfries, VA                      12/11/85                 35 yrs.
  Mill Creek/Wilmington, NC                     09/30/91                 35 yrs.
  Northview/Salem, VA                           09/29/78                 35 yrs.
  Olde West Village/Richmond, VA           12/31/84 & 8/27/91            35 yrs.

  Orange Orlando/Orlando, FL                    01/21/93                 35 yrs.
  Overlook/Greenville, SC                       07/01/94                 35 yrs.
  Palm Grove/Tampa, FL                          04/15/94                 35 yrs.
  The Park/Columbia, SC                         07/01/94                 35 yrs.
  Park Green/Raleigh, NC                        09/27/91                 35 yrs.
  Parkwood Court/Alexandria, VA                 06/30/93                 35 yrs.
  Patriot Place/Florence, SC                    10/23/85                 35 yrs.
  Peppertree/Charlotte, NC                      12/14/93                 35 yrs.
  Pinebrook/Clearwater,FL                       09/28/93                 35 yrs.
  Plum Chase/Columbia, SC                       01/04/91                 35 yrs.
  Regatta Shores/Orlando, FL                    06/30/94                 35 yrs.
  River Place/Macon, GA                         04/08/94                 35 yrs.
  River Road/Ettrick, VA                        08/31/81                 35 yrs.
  Riverwind/Spartanburg, SC                     12/31/93                 35 yrs.
  Rollingwood/Richmond, VA                      12/31/84                 35 yrs.
  Royal Oaks/Savannah, GA                       07/01/94                 35 yrs.
  Santa Barbara Landing/Naples, FL              09/01/94                 35 yrs.
  The Shire/Raleigh, NC                         03/04/94                 35 yrs.
  Somerset/Charleston, SC                       07/01/94                 35 yrs.

  St. Andrews/Columbia, SC                      07/01/94                 35 yrs.
  St. Andrews Commons/Columbia, SC              05/20/93                 35 yrs.
  Spring Forest/Raleigh, NC                     05/21/91                 35 yrs.
  Stanford Village/Atlanta, GA                  09/26/89                 35 yrs.
  Summit West/Tampa, FL                         12/16/92                 35 yrs.
  Three Fountains/Montgomery, AL                07/01/94                 35 yrs.
  Timbercreek/Richmond, VA                      08/31/83                 35 yrs.
  Twin Coves/Baltimore, MD                      08/16/94                 35 yrs.
  Twin Rivers/Hopewell, VA                      01/06/82                 35 yrs.
  University Club/Ft. Lauderdale, FL            09/26/95                 35 yrs.
  Village at Old Tampa Bay/Oldsmar, FL          12/08/93                 35 yrs.
  Vinyards/Orlando, FL                          10/31/94                 35 yrs.
  Walnut Creek/Raleigh, NC                      05/17/94                 35 yrs.
  Waterford/Columbia, SC                        07/01/94                 35 yrs.
  West Knoll/Newark, DE                         07/01/94                 35 yrs.
  Windsor Harbor/Charlotte, NC                  01/13/89                 35 yrs.
  Woodscape/Newport News, VA                    12/29/87                 35 yrs.
  Woodside/Baltimore, MD                        08/16/94                 35 yrs.


Shopping Centers:
  Gloucester Exchange/Gloucester, VA            11/12/87                 35 yrs.

Office and Industrial Buildings:
  Franklin St./Richmond, VA                     07/01/86                 35 yrs.
  Meadowdale Offices/Richmond, VA               12/31/84                 35 yrs.
  Statesman Park/Roanoke, VA                    05/22/75                 33 yrs.
  Tri-County Buildings/Bristol, TN              01/21/81                 33 yrs.






Real Estate Held for Disposition
Apartments:
  Azalea/Richmond, VA                           12/31/84                 35 yrs.
  Cedar Point/Raleigh, NC                       12/18/85                 35 yrs.
  Mill Creek/Atlanta, GA                        11/11/88                 35 yrs.
  Summit-on-Park/Charlotte, NC                  01/17/84                 35 yrs. .
  Towne Square/Hopewell, VA                     08/27/85                 35 yrs.
  Woodland Hollow/Charlotte, NC                 11/03/86                 35 yrs.


Shopping Centers:
  Circle/Richmond, VA                           11/01/73                25/35 yrs
  Deerfield Plaza/Myrtle Beach, SC              01/17/84                 35 yrs.
  Hanover Village-Land/Richmond, VA             06/30/86                 35 yrs.
  Laburnum Park-Land/Richmond, VA               09/28/90                 35 yrs.
  Meadowdale/Richmond, VA                       12/31/84                 35 yrs.
  The Village/Durham, NC                        08/28/86                 35 yrs.
  Village Square/Myrtle Beach, SC               05/25/88                 35 yrs.
  Willow Oaks/Hampton, VA                       08/01/84                 35 yrs.




(a) The aggregate cost for federal income tax purposes was approximately $1.192 billion at December 31, 1995 and $987 million at December 31, 1994.