Form 10-Q/A
period 1995-09-30
UNITED DOMINION REALTY TRUST INC
filed 1996-04-12
CIK 74208

FORM 10-Q/A
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                       AMENDMENT TO APPLICATION OR REPORT
                  Filed Pursuant to Section 12, 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934


                       UNITED DOMINION REALTY TRUST, INC.
             (Exact name of registrant as specified in its charter)

         The undersigned registrant hereby amends the following items, financial statements and other portions of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 as set forth in the pages attached hereto.

Management's Discussion of Financial Condition and Operations

The reference to the dividend payout ratio under the caption "Financial Condition" in "Management's Discussion of Financial Condition and Operations" has been deleted.


                                   UNITED DOMINION REALTY TRUST, INC.
                                               (Registrant)





Date:    April 12, 1996                           By: /s/ Jerry A. Davis
         --------------                              -------------------
                                                  Jerry A. Davis, Vice President
                                                  Corporate Controller
during 1995, (ii) the increase in mature apartment net operating income of $3.5 million, and (iii) the positive impact of the significant portfolio expansion that has occurred during the last twelve months.

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

FINANCIAL CONDITION

         As a qualified REIT, the Trust distributes a substantial portion of its cash flow to its shareholders in the form of dividends. Over the past several years, the Trust has sought to retain a greater portion of its cash flow. The Trust utilizes a variety of primarily external financing sources to fund its acquisition program. The Trust has frequently utilized its lines of credit to finance these expenditures and has subsequently replaced any short-term bank debt so incurred with longer term debt or equity.