Form 10-K/A
UNITED DOMINION REALTY TRUST INC
filed 1996-04-12
CIK 74208

FORM 10-K/A
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                       AMENDMENT TO APPLICATION OR REPORT
                  Filed Pursuant to Section 12, 13 or 15(d) of
                      THE SECURITIES EXCHANGE ACT OF 1934



                       UNITED DOMINION REALTY TRUST, INC.
             (Exact name of registrant as specified in its charter)

         The undersigned registrant hereby amends the following items, financial statements and other portions of its Annual Report on Form 10-K for the year ended December 31, 1995 as set forth in the pages attached hereto.

ITEM 1. Business

The reference to the dividend payout ratio has been deleted.

ITEM 6. Selected Financial Data

Selected Financial Data has been revised as follows: (i) the line item "Impairment loss on real estate held for disposition" has been deleted, and (ii) the line item "Income before gains (losses) on investments and extraordinary items" has been changed to "Income before gains (losses) on sales of investments and extraordinary items".

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations has the following revisions: (i) Liquidity and Capital Resources has been moved to begin the discussion, and (ii) references to net operating income have been deleted.

Consolidated  Statements of Operations
The Consolidated Statements of Operations have been revised to move the expense line items of Interest, General and administrative, Other depreciation and amortization and Impairment loss on real estate held for disposition, directly under the caption "Expenses". Also, the line items "Income before gains (losses) on investments and extraordinary items" and "Gains (losses) on sales of real estate" have been changed to "Income before gains (losses) on sales of investments and extraordinary items" and "Gains (losses) on sales of investments", respectively.


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


         The Company will continue to grow principally through acquisitions. However, given its size, as well as its objective to be a dominant owner in its larger markets, management believes it is important that the Company have some development capability. During 1995, the Company began building its prototype apartment building as a second phase to Clear Run Apartments in Wilmington, North Carolina. The Company plans to build this prototype as a second phase at four other communities in 1996. The Company also plans to do a ground up development of 360 apartment homes in a suburb of Nashville.

         As a qualified REIT, the Company distributes a substantial portion of its cash flow to its shareholders in the form of dividends. Over the past several years, the Company has sought to retain a greater portion of its cash flow. For 1995, the Company's cash flow from operating activities exceeded cash distributions paid to common shareholders by approximately $20.7 million. The Company utilizes a variety of primarily external financing sources to fund new acquisitions, property renovations and expansions, major capital improvements and balloon debt payments. The Company has frequently utilized its bank lines of credit to temporarily finance these expenditures and has subsequently replaced the short-term bank debt with longer term debt or equity. During 1995 the Company recognized cash proceeds from sales of real estate owned of $23.5 million. Property sales should continue to be a funding source in the future.

         During 1995 the Company raised approximately $218 million externally. This included $78.7 million from the sale of common stock in February, September and October and $101.5 million from the April sale of 4,200,000 shares of 91/4% Series A Cumulative Redeemable Preferred Stock ($25 per share liquidation preference value)("Preferred Stock"). Also during 1995, the Company completed new tax-exempt housing bond financings or assumed such bond financings and conventional mortgage notes in connection with certain acquisitions in the aggregate amount of approximately $38.0 million.

         As the Company's capital base has broadened over the past several years primarily through the sale of common stock in seven of the last nine years, its financial strength and credit standing have improved. The Company's senior debt is currently rated BBB+ by Standard & Poor's and Baal by Moody's. As a result of its investment grade debt ratings, the Company has used and expects to continue to use unsecured debt as its primary debt funding source. The Company also uses secured debt financing but to a much lesser extent and only (i) when such financing takes the form of tax-exempt housing bonds or (ii) in connection with an acquisition when existing mortgage financing is in place that either is closed to prepayment or cannot be repaid at a reasonable cost.


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

SELECTED FINANCIAL INFORMATION




YEARS ENDED DECEMBER 31,                                                     1995          1994      1993       1992      1991
- --------------------------------------------------------------------------------------------------------------------------------
In thousands, except per share data and apartments owned
OPERATING DATA
     Rental income                                                         $195,240      $139,972   $89,084   $63,202    $51,250
     Income before gains (losses) on sales of
         investments and extraodinary item                                   28,037        19,118    11,286     6,577      3,578
     Gains (losses) on sales of investments                                   5,090           108       (89)       --         26
     Extraordinary item - early extinguishment of debt                           --           (89)       --      (242)       (35)
     Net income                                                              33,127        19,137    11,197     6,335      3,569
     Dividends to preferred shareholders                                      6,637            --        --        --         --
     Net income available to common shareholders                             26,490        19,137    11,197     6,335      3,569
     Common distributions declared                                           48,610        37,539    27,988    23,271     15,872
     Weighted average number of common shares outstanding (a)                52,781        46,182    38,202    34,604     24,642
     Per share:(a)
         Net income per common share                                          $0.50         $0.41     $0.29     $0.18      $0.14
         Common distributions declared                                         0.90          0.78      0.70      0.66       0.63

- ---------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA

     Real estate held for investment                                     $1,131,098    $1,007,599  $582,213  $454,115   $361,503
     Real estate held for disposition                                        51,015            --        --        --         --
     Accumulated depreciation                                               129,454       120,341    91,444    71,806     56,074
     Total assets                                                         1,080,616       911,913   505,840   390,365    314,473
     Mortgage notes payable                                                 180,481       158,449    72,862    76,516     73,373
     Notes payable                                                          349,858       368,215   156,558   104,605     94,973
     Shareholders' equity                                                   516,389       356,968   259,963   197,677    136,152
     Number of common shares outstanding (a)                                 56,375        50,356    41,653    35,285     27,133


- ---------------------------------------------------------------------------------------------------------------------------------
OTHER DATA:
     CASH FLOW DATA
         Cash provided by operating activities                              $66,428       $54,544   $33,939   $24,608    $16,614
         Cash used in  investing activities                                (183,930)     (359,631) (130,064)  (81,373)   (67,321)
         Cash provided by financing activities                              113,145       306,575   100,793    56,777     50,815

     FUNDS FROM OPERATIONS (b)
         Income before gains (losses) on sales of investments and
              extraordinary items                                           $28,037       $19,118   $11,286    $6,577     $3,578
         Adjustments:
              Real estate depreciation                                       38,939        28,729    19,516    15,557     12,732
              Non-recurring items:
                   Impairment loss on real estate held for disposition        1,700            --        --        --         --
                   Prior years' employment and other taxes (c)                  395            --        --        --         --
                   Adoption of SFAS No. 112 "Employers' Accounting
                          for Postemployment Benfits"                            --           450        --        --         --
                   Provision for possible investment losses                      --            --        --     1,564
                   Imputed interest expense                                      --            --        --        --        530
               Dividends to preferred shareholders                           (6,637)           --        --        --         --
                                                                        ---------------------------------------------------------
         Funds from operations                                              $62,434       $48,297   $30,802   $23,698    $16,840
                                                                        =========================================================

     APARTMENTS HOMES OWNED
         Total apartment homes owned at December 31, 1995                    34,224        29,282    17,914    13,832     10,924
         Weighted average number of apartment homes owned during the year    31,242        23,160    15,445    11,387      9,491

(a) All share and per share information has been adjusted to give effect to a 2-for-1 stock split in May, 1993.

(b) Funds from operations ("FFO") is defined as income before gains (losses) on sales of investments and extraordinary items (computed in accordance with generally accepted accounting principles) plus real estate depreciation, less preferred dividends and after adjustment for significant non-recurring items, if any. This definition conforms to the recommendations set forth in a White Paper adopted by the National Association of Real Estate Investment Trusts ("NAREIT") in early 1995. FFO for years prior to 1995 have been adjusted to conform to the NAREIT definition. The Trust considers FFO in evaluating property acquisitions and its operating performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Trust's operating performance and liquidity. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

(c) Prior years payroll tax liability resulting from an Internal Revenue Service examination for the years 1993 and 1994.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


LIQUIDITY AND CAPITAL RESOURCES

As a qualified REIT, the Company distributes a substantial portion of its cash flow to its shareholders in the form of dividends. Over the past few years, the Company has sought to retain a greater portion of its cash flow. For 1995, the Company's cash flow from operating activities exceeded cash distributions paid to common shareholders by approximately $20.7 million. The Company presently intends to continue to retain a greater percentage of its cash flow from operating activities, which allows for the retention of sufficient cash to cover normal operating needs, including routine replacements and to help fund additional acquisitions. The Company utilizes a variety of primarily external financing sources to fund portfolio growth, major capital improvement programs and balloon debt payments. The Company has frequently utilized its bank lines of credit to temporarily finance these expenditures and has subsequently replaced this short-term bank debt with longer term debt or equity. The Company has, from time to time, used derivative instruments to synthetically alter on-balance sheet liabilities or to hedge anticipated financing transactions. Derivative contracts did not have a material impact on results of operations during the three year period ended December 31, 1995.

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


Net cash provided by financing activities during 1995 was approximately $113.1 million reflecting (i) the sale of common and preferred stock during the year netting approximately $181.1 million, (ii) net proceeds from the issuance of mortgage notes payable and notes payable of approximately $31.3 million, (iii) net short-term bank borrowings of $4.25 million and (iv) mortgage financing proceeds released from construction funds of $2.5 million. These cash inflows were partially offset by (i) $50.4 million of cash distributions paid to common and preferred shareholders, (ii) scheduled mortgage principal payments of $1.9 million, and (iii) payments on notes and non-scheduled mortgage principal payments of $53.7 million. In February, 1995 the Company sold 1,360,000 shares of its common stock to a group of institutional investors at a price of $13 1/8 per share. Net proceeds of $17.8 million were used to curtail then outstanding bank debt. In April, 1995, the Company sold 4,200,000 shares of 9 1/4% Cumulative Redeemable Preferred Stock ($25 per share liquidation preference value). Net proceeds of the offering after deducting underwriting commissions and direct offering costs aggregated approximately $101.5 million, of which approximately $33.1 million was used to repay then outstanding bank debt and approximately $65.7 million was used to acquire a portfolio of nine apartment communities. The remaining net proceeds were temporarily invested in short-term money market instruments and were subsequently used to fund additional apartment acquisitions. In September and October, 1995, the Company sold an aggregate of 4,550,000 shares of common stock in a public offering at $14.25 per share. Net proceeds of the offering, after deducting underwriting commissions and direct offering costs, aggregated approximately $61 million. Proceeds from the offering were used to repay $26.8 million of then existing bank debt. The remaining proceeds were temporarily invested in short-term money market instruments and subsequently used to purchase additional apartment communities. Also during 1995, the Company completed new tax-exempt multifamily housing bond financings or assumed such bond financings and conventional mortgage notes in connection with certain acquisitions in the aggregate amount of approximately $45.4 million.

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


FUNDS FROM OPERATIONS

Funds from Operations ("FFO") is defined as income before gains (losses) on sales of investments and extraordinary items (computed in accordance with generally accepted accounting principles) plus real estate depreciation, less preferred dividends and after adjustment for significant non-recurring items, if any. The Company considers FFO in evaluating property acquisitions and its operating performance, and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's operating performance and liquidity. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1995

For 1995, the Company reported significant increases over 1994 in rental income, income before gains (losses) on sales of investments and extraordinary items, net income and FFO. Net income available to common shareholders increased $7.4 million or $.09 per share over 1994. During 1994 and 1995, the Company acquired a total of 16,308 apartment homes in 67 communities, net of properties resold, representing a 91% expansion in the number of apartment homes owned during that period. These apartment homes (the "non-mature" communities) provided a substantial portion of the aggregate reported increases noted above. However, the improved performance of the Company's mature group of 17,916 apartment homes in the 74 communities acquired prior to 1994 (the "mature" communities) also contributed to the increases, particularly when considered on a per share basis.

For 1995, the Company's mature communities provided approximately 53% of the Company's rental income. Total rental income from these apartment homes grew 5.0%, or $4.9 million in 1995, reflecting an increase in economic occupancy to 94.8% from 94.1% for 1994, and growth in average rents and other income of 4.4%. The improvement in occupancy reflected stronger apartment markets throughout the Company's region. Occupancy peaked in mid-1994 and remained above 95% through mid-1995 before trending downward slighty in the second half of the year. Rental expenses at these communities increased 2.6%, or $1.1 million, resulting in a decrease in the operating expense ratio (the ratio of rental expenses to rental income) of 1.0% to 42.9%. The increase in rental expenses reflected increased repairs, real estate taxes and exterior painting expenses. These increases were offset somewhat by lower gas, property management, and promotional expenses caused primarily by the combination of stronger occupancy and efficiencies of size. As a result of an Internal Revenue Service examination, property management expenses for the 1995 period include a $395,000 payment for employment and other taxes associated with employee occupied apartment homes for the 1993 and 1994 tax years. In 1995, the Company was able to internally manage its mature apartment communities at a cost of approximately 2.6% of rental income versus 3.4% in 1994. This reduction was achieved through economies of scale, as the Company acquired a significant number of apartment communities over the past two years without a corresponding increase in property management costs. Turnover (measured by move-outs) was 60% at the mature communities for 1995 versus 59% in 1994.

For the 16,308 apartments in the 67 non-mature communities, average occupancy was 93.1% and the operating expense ratio was 41.3% during 1995. These communities provided increases of $52.1 million and $21.6 million , respectively, in rental income and rental expenses. For the 34,224 apartment homes in the 141 communities owned on December 31, 1995, occupancy averaged 94.0% and the operating expense ratio was 42.2% for the full year 1995. For 1994, the 29,282 apartment homes then owned had occupancy of 93.7% and an expense ratio of 43.2% for that year. For 1995, rental income, rental expenses and real estate depreciation from commercial properties decreased $1.8 million, $370,000 and $741,000, respectively since 1994, primarily due to the sales of eight shopping centers over the past two years.

For 1995, depreciation of real estate owned increased $10.2 million with substantially all of the increase attributable to the portfolio expansion that occured during 1994 and 1995.

For 1995, interest expense increased approximately $12.1 million over 1994. The Company used both debt and equity to finance its growth over the past two years; however, the weighted average amount of debt employed was higher in 1995 than it was in 1994 ($512 million in 1995 versus $392 million in 1994). The $.15 per share increase in interest expense reflected this higher average amount of outstanding debt in 1995 together with an increase in the weighted average interest rate on this debt from 7.3% in 1994 to 7.9% in 1995. The rate increase reflected the Company's heavier reliance on lower rate short-term bank borrowings in 1994 than in 1995 ($33.8 million weighted average outstanding in 1994 versus $8.2 million in 1995).

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

YEAR ENDED DECEMBER 31, 1994

For 1994, the Company reported significant increases over 1993 in rental income, income before gains (losses) on sales of investments and extraordinary item, net income and funds from operations. During 1993 and 1994, the Company acquired 15,450 apartment units (63 apartment communities) representing a 112% expansion in the number of apartment homes owned during that two year period. These additional apartment homes provided a substantial portion of the reported increases noted above. However, the improved performance of the Company's mature group of 13,832 apartment homes (57 apartment communities) acquired prior to 1993 also contributed to the increases, particularly when considered on a per share basis.

For 1994, the Company's mature apartment communities provided approximately 53% of the Company's rental income. Total rental income from these apartment homes grew 6.2%, or $4.3 million in 1994, reflecting an increase in economic occupancy to 94.3% compared to 91.6% for 1993, and growth in average rents and other income of 3.3%. The improvement in occupancy reflected stronger apartment markets throughout the Company's region. Rental expenses at these properties increased 2.3% resulting in a decrease in the operating expense ratio (the ratio of rental expenses to rental income) of 1.7% to 44.0%. The increase in rental expenses was moderated by lower advertising, rental promotions, electricity, and interior painting and cleaning expenses caused by the combination of stronger occupancy and lower tenant turnover. Turnover was 57% for 1994.

For the 15,450 apartments in the 63 apartment communities acquired by the Company since the beginning of 1993, average occupancy was 92.8% and the operating expense ratio was 43.1% during 1994. These communities provided increases of $46.2 million and $19.9 million , respectively, in rental income and rental expenses. For the 29,282 apartment homes in the 120 communities owned on December 31, 1994, occupancy averaged 93.7% and the operating expense ratio was 43.6% for the full year 1994. For 1993, the 17,914 apartment homes then owned had occupancy of 91.5% and an expense ratio of 45.5% for that year. For 1994, rental income and rental expenses from commercial properties increased $351,000 and $130,000, respectively.


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


INFLATION

Management believes that the direct effects of inflation on the Company's operations have been inconsequential.

UNITED DOMINION REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,                                                     1995             1994              1993
- ---------------------------------------------------------------------------------------------------------------------------
In thousands, except per share data
Revenues
     Rental income                                                             $195,240         $139,972           $89,084
     Interest and other income                                                    1,692              756               708
                                                                        ---------------- ----------------  ----------------
                                                                                196,932          140,728            89,792

Expenses
    Rental  expenses:
        Utilities                                                                14,464           11,206             7,838
        Repairs and maintenance                                                  30,374           21,216            13,950
        Real estate taxes                                                        14,058            9,658             5,777
        Property management                                                       5,300            4,645             2,782
        Other rental expenses                                                    17,446           12,141             7,512
    Depreciation of real estate owned                                            38,939           28,729            19,516
    Interest                                                                     40,646           28,521            17,237
    General and administrative                                                    4,865            4,803             3,349
    Other depreciation and amortization                                           1,103              691               545
    Impairment loss on real estate held for disposition (Note 2)                  1,700                -                 -
                                                                        ---------------- ----------------  ----------------
                                                                                168,895          121,610            78,506

Income before gains (losses) on sales of investments
    and extraordinary item                                                       28,037           19,118            11,286

Gains (losses) on sales of investments                                            5,090              108               (89)
                                                                        ---------------- ----------------  ----------------

Income before extraordinary item                                                 33,127           19,226            11,197

Extraordinary item -- early extinguishment of debt                                    -              (89)                -
                                                                        ---------------- ----------------  ----------------

Net income                                                                       33,127           19,137            11,197

Dividends to preferred shareholders                                               6,637                -                 -
                                                                        ---------------- ----------------  ----------------

Net income available to common shareholders                                      26,490           19,137            11,197

Net income per common share                                                    $    .50         $    .41           $   .29
                                                                        ================ ================  ================

Weighted average number of common shares outstanding                             52,781           46,182            38,202




See accompanying notes.