Form 10-Q
period 1996-03-31
UNITED DOMINION REALTY TRUST INC
filed 1996-05-15
CIK 74208

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             (X) QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period  ended March 31, 1996

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

         10 South Sixth Street, Suite 203 Richmond, Virginia 23219-3802
              (Address of principal executive offices - zip code)

                                 (804) 780-2691
               Registrant's telephone number, including area code

                      APPLICABLE ONLY TO CORPORATE USERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 6, 1996:

Common Stock                                56,746,288


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to filing requirements for at least the past 90 days.

                                     Yes     X                No

                      UNITED DOMINION  REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                  (UNAUDITED)


                                                                                       MARCH 31,      DECEMBER 31,
                                                                                         1996            1995
                                                                                    --------------   --------------
ASSETS
Real estate held for investment:
         Apartments                                                                    $1,167,155       $1,123,849
         Commercial                                                                         6,493            7,249
                                                                                    --------------   --------------
                                                                                        1,173,648        1,131,098
         Less accumulated depreciation                                                    139,524          129,454
                                                                                    --------------   --------------
                                                                                        1,034,124        1,001,644
Real estate held for disposition                                                           52,356           51,015
Cash and cash equivalents                                                                   8,842            2,904
Other assets                                                                               25,684           25,053
                                                                                    --------------   --------------
                                                                                       $1,121,006       $1,080,616
                                                                                    ==============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable                                                                   $180,129         $180,481
7 1/4% Notes due April 1, 1999                                                             75,000           75,000
8 1/2% Debentures due September 15, 2024                                                  150,000          150,000
Other notes payable                                                                       165,904          124,858
Distributions payable to common shareholders                                               13,562           12,695
Accounts payable, accrued expenses and other liabilities                                   24,459           21,193
                                                                                    --------------   --------------
                                                                                          609,054          564,227

Shareholders' equity:
Preferred stock, no par value; 25,000,0000 shares authorized: 9 1/4% Series A
         Cumulative Redeemable Preferred Stock (liquidation preference of $25 per share), 4,200,000 shares issued
         and outstanding                                                                  105,000          105,000
Common stock, $1 par value; 100,000,000 shares authorized
         56,506,595 shares issued and outstanding (56,375,333 in 1995)                     56,507           56,375
Additional paid-in-capital                                                                482,357          480,971
Notes receivable from officer shareholders                                                 (6,152)          (6,091)
Distributions in excess of net income                                                    (126,745)        (120,314)
Unrealized gain on securities available-for-sale                                              985              448
                                                                                    --------------   --------------
Total shareholders' equity                                                                511,952          516,389
                                                                                    ==============   ==============
                                                                                       $1,121,006       $1,080,616
                                                                                    ==============   ==============



See accompanying notes.

                       UNITED DOMINION REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


Three months ended March 31,                                1996         1995
- --------------------------------------------------------- ---------   ---------

REVENUES
     Rental income                                        $54,839     $45,493
     Interest and other income                                350         174
                                                          ---------   ---------
                                                           55,189      45,667

EXPENSES
    Rental  expenses:
        Utilities                                           4,528       3,657
        Repairs and maintenance                             8,539       6,347
        Real estate taxes                                   3,980       3,236
        Property management                                 1,502       1,254
        Other rental expenses                               5,173       4,069
    Real estate depreciation                               10,560       9,056
    Interest                                               10,646      10,454
    General and administrative                              1,383       1,234
    Other depreciation and amortization                       284         273
                                                          ---------   ---------
                                                           46,595      39,580

Income before gains on sales of investments                 8,594       6,087

Gains on sales of investments                                 965          63
                                                          ---------   ---------

Net income                                                  9,559       6,150

Dividends to preferred shareholders                         2,428           -
                                                          ---------   ---------

Net income available to common shareholders               $ 7,131     $ 6,150
                                                          =========   =========

Net income per common share                               $  0.13     $  0.12
                                                          =========   =========

Weighted average number of common shares outstanding       56,467      51,125



See accompanying notes.

                       UNITED DOMINION REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF  CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



Three months ended March 31,                                              1996          1995
- ---------------------------------------------------------------------  ------------- -------------
OPERATING ACTIVITIES
      Net income                                                         $  9,559      $  6,150
      Adjustments to reconcile net income to cash provided
           by operating activities:
          Gains on sales of investments                                      (965)          (63)
          Depreciation and amortization                                    10,844         9,329
          Changes in operating assets and liabilities:
               Increase (decrease) in operating liabilities                 3,032        (2,554)
               Increase in operating assets                                (1,136)         (417)
                                                                       ------------- -------------
Net cash provided by operating activities                                  21,334        12,445

INVESTING ACTIVITIES
      Acquisition of real estate, net of debt and liabilities assumed     (36,146)      (16,913)
      Capital expenditures                                                (11,073)       (6,657)
      Net proceeds from the sale of investments                             4,248         1,281
      Other                                                                     1             1
                                                                       ------------- -------------
Net cash used in investing activities                                     (42,970)      (22,288)

FINANCING ACTIVITIES
      Net proceeds from the issuance of common stock                        1,457        17,950
      Net proceeds from the issuance of notes payable                         111        10,000
      Net proceeds from the issuance of mortgage notes payable                 15            76
      Net borrowings of short-term bank borrowings                         51,100        22,350
      Cash distributions paid to preferred shareholders                    (2,428)           --
      Cash distributions paid to common shareholders                      (12,695)       (9,822)
      Scheduled mortgage principal payments                                  (353)         (323)
      Mortgage financing proceeds released from construction funds            734            --
      Payments on notes and non-scheduled mortgage principal payments     (10,077)      (24,924)
      Payment of financing costs                                             (290)         (339)
                                                                       ------------- -------------
Net cash provided by financing activities                                  27,574        14,968

Net increase in cash and cash equivalents                                   5,938         5,125
Cash and cash equivalents, beginning of period                              2,904         7,261
                                                                       ------------- -------------

Cash and cash equivalents, end of period                                 $  8,842      $ 12,386
                                                                       ============= =============



See accompanying notes.

                       UNITED DOMINION REALTY TRUST, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                                            Unrealized
                    Common Stock, $1 Par Value    Preferred Stock                                            Gain on
                    -------------------------  --------------------- Additional  Receivable   Distributions Securities    Total
                       Number                   Number               Paid-in    from Officer  in Excess of  Available  Shareholders'
                     of Shares     Amount      of Shares   Amount     Capital   Shareholder   Net Income    for Sale      Equity
                    ----------------------------------------------------------------------------------------------------------------
Balance at
 December 31, 1995    56,375,333   $56,375     4,200,000   $105,000   $480,971     ($6,091)    ($120,314)       $448    $516,389
Exercise of common
 share options            93,032        93             -          -        870           -             -           -         963
Common shares
 purchased
 by officers,
 net of loan
 repayments                5,000         5             -          -         70         (61)            -           -          14
Common shares issued
 through dividend
 reinvestment
 and stock
 purchase plan            32,047        32             -          -        428           -             -           -         460
Common shares issued
 through employee
 stock purchase plan       1,183         2             -          -         18           -             -           -          20
Preferred stock
 dividends declared
 ($.58 per share)              -         -             -          -          -           -        (2,428)          -      (2,428)
Common stock
 distributions
 declared
 ($.24 per share)              -         -             -          -          -           -       (13,562)          -     (13,562)
Unrealized gain
 on securities
 available-for-sale
 at March 31, 1996             -         -             -          -          -           -             -         537         537
Net income                     -         -             -          -          -           -         9,559           -       9,559
                    ============= ===========  ========== ==========  ========   ==========    ==========  ========== ==============
Balance at
 March 31, 1996       56,506,595   $56,507     4,200,000   $105,000   $482,357     ($6,152)    ($126,745)       $985    $511,952
                    ============= ===========  ========== ==========  ========   ==========    ==========  ========== ==============


See accompanying notes.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. All financial information furnished reflects all adjustments which are necessary for a fair presentation of financial position at March 31, 1996 and results of operations for the interim periods ended March 31, 1996 and 1995. Such adjustments are of a normal and recurring nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related notes appearing in the Company's 1995 Annual Report.

2. RECLASSIFICATIONS Certain previously reported amounts have been reclassified to conform with the current financial statement presentation.

3. ACQUISITIONS
During the first quarter of 1996, the Company acquired 4 apartment communities containing 812 apartment homes at a total cost of $36.4 million, including closing costs. The first quarter acquisitions were as follows:

                                  (UNAUDITED)


                        NO. APARTMENT       YEAR          PURCHASE
NAME/LOCATION              HOMES            BUILT           PRICE

SEABROOK
     Orlando, FL           200              1984          $   6.0

HAMPTON RIDGE
     Woodbridge, VA        192              1987             10.8

STEEPLECHASE
     Greensboro, NC        244              1990             13.5

BROOKRIDGE
     Nashville, TN         176              1986              6.1
                           ---                               ----

                  TOTAL    812                            $  36.4
                           ===                               ====

4. DISPOSITIONS
For financial reporting purposes the Company recognized a $965,000 gain on the February, 1996 sale of Deerfield Plaza Shopping Center in Myrtle Beach, South Carolina. The shopping center sale was structured to qualify as a like-kind-exchange under Section 1031 of the Internal Revenue Code, so the related gain will be deferred for federal income tax purposes.

Real estate held for disposition included in the Consolidated Balance Sheet in the aggregate amount of $52.4 million includes (i) two parcels of land aggregating $1.9 million, (ii) seven apartment communities aggregating $22.7 million, (iii) five shopping centers aggregating $27.5 million and (iv) one industrial park in the amount of $.3 million. These properties contributed net rental income (total rental income, less rental expenses, less depreciation expense) in the aggregate amount of approximately $1.7 million for the quarter ended March 31, 1996.

5. MORTGAGE NOTES PAYABLE
Mortgage notes payable consisted of the following at March 31, 1996 and 1995:

In thousands                             1996                    1995
- ------------                             ----                    ----
Conventional fixed-rate              $ 56,015                 $ 52,892
Tax-exempt fixed-rate                 112,844                   88,243
                                      -------                  -------
Total fixed-rate                      168,859                  141,135
                                      -------                  -------
Tax-exempt variable-rate               11,270                   12,190
                                      -------                  -------
                                     $180,129                 $153,325
                                      =======                  =======

CONVENTIONAL FIXED-RATE MORTGAGE NOTES Conventional fixed-rate mortgage notes included 19 loans encumbering 13 properties at March 31, 1996 and 22 loans encumbering 16 properties at March 31, 1995. Mortgage notes are generally due in monthly installments of principal and interest and mature at various dates through 2020. At March 31, 1996 and 1995, this debt carried fixed rates of interest ranging from 7.00% to 9.625% (8.19% weighted average) and 7.00% to 12.50% (8.45% weighted average), respectively.

TAX-EXEMPT MORTGAGE NOTES At March 31, 1996, 17 properties were encumbered by fixed-rate mortgage notes aggregating $112.8 million which secure related tax-exempt housing bond issues. Interest on these notes is generally payable in semi-annual installments and the notes mature at various dates through 2025. At March 31, 1996 and 1995, tax-exempt fixed-rate mortgage notes had interest rates ranging from 5.98% to 8.50% (weighted average 6.90%), and 5.91% to 8.50% (weighted average 6.97%), respectively.

At March 31, 1996, three of the Company's properties were encumbered by variable-rate mortgage notes aggregating $11.3 million which secure tax-exempt housing bond issues. Interest on these notes is generally payable in monthly installments and the notes mature at various dates through 2010. At March 31, 1996 and 1995, tax-exempt variable-rate notes had interest rates ranging from 5.00% to 7.29% (weighted average 5.16%) and 4.60% to 7.29% (weighted average 5.46%), respectively.

The tax-exempt mortgage notes contain covenants which require the Company to lease or hold for lease 15% to 40% of the apartment homes for low to moderate income residents, as defined. Certain of the Company's tax-exempt notes contain covenants which require minimum rentals to individuals based upon income levels, as specified.

6. OTHER NOTES PAYABLE
A summary of other notes payable at March 31, 1996 and 1995 is as follows:

Dollars in thousands                                           1996        1995
- --------------------                                           ----        ----
Commercial Banks
              Borrowings outstanding under revolving credit
                   facilities (a)                            $ 69,500   $ 36,500
              Variable rate note due June, 1995 (b)                --     10,000
Insurance Companies--Senior Unsecured Notes
              7.98% due March, 1997-2003 (c)                   52,000     52,000
              9.57% due July, 1996                             35,000     35,000
              7.89% due March, 1996                               ---     10,000
              8.72% due November, 1996-1998 (d)                 6,000      8,000

Other (e)                                                       3,404      3,855
                                                              -------    -------
                                                              165,904    155,355
Senior Unsecured Notes - Other
              7 1/4% Notes due April 1, 1999                   75,000     75,000
              8 1/2% Debentures due September 15, 2024(f)     150,000    150,000
                                                              -------    -------
                                                             $390,904   $380,355
                                                              =======    =======

                  (a) The weighted average daily interest rate during the first quarter of 1996 and 1995 was 6.13% and 6.77%, respectively. The weighted average daily interest rate at March 31, 1996 and 1995 was 6.12% and 7.05%, respectively.
                  (b) The note had an interest rate of one month LIBOR plus 62 1/2 basis points.
                  (c) Payable in seven equal annual principal installments of $7.4 million.
                  (d) Payable in equal annual principal installments of $2 million.
                  (e) Includes $3.0 million and $3.5 million at March 31, 1996 and 1995, respectively, of deferred gain from interest rate hedge transaction.
                  (f) Debentures include an investor put feature which grants the debenture-holder a one time option to redeem debentures at the end of 10 years.

The underlying loan agreements contain certain covenants which, among other things, require the Company to maintain minimum consolidated tangible net worth, as defined, and maintain certain financial ratios.

At March 31, 1996, the Company had $70 million of unsecured revolving credit facilities with four commercial banks. These credit agreements currently expire in June, 1996 and 1997, but are renewable annually by mutual agreement between the Company and each bank. Interest on borrowings outstanding under these agreements are at varying rates depending on the level of the Company's debt and the term of the borrowing. Generally, loans for 30 days or more are priced at LIBOR plus 5/8% to 1%. Loans of shorter duration are priced at spreads of 5/8% to 1 1/8% over the applicable base rate. The Company is obligated to pay a fee equal to 1/4% per annum on the average daily amount of the unused portion of the commitment during the revolving loan period. None of these agreements have compensating balance requirements. The Company had $69.5 million outstanding under these revolving credit facilities at March 31, 1996.

At March 31, 1996, the Company had unsecured lines of credit with three commercial banks totalling $33.5 million. At March 31, 1996, there were no borrowings outstanding under these lines. Each line is subject to periodic bank review and requires the Company to maintain a depository relationship with the respective bank, however, there are no formal compensating balance arrangements. Borrowings bear interest generally at negotiated rates in line with borrowings under the Company's revolving credit facilities.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

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

The Company operates primarily in 15 major markets dispersed throughout a nine state area. At March 31, 1996, the Company did not own more than 11% of its apartment homes in any one market. The Company believes that this diversity in its apartment portfolio reduces the risk of volatility in its aggregate occupancy and rental rates. The following table describes the Company's major apartment market information (includes real estate held for investment and real estate held for disposition):

                                                                Quarter Ended
                              As of March 31, 1996              March 31, 1996
                    ________________________________________  __________________
                                                                         Average
                    Number of     Number of    Percentage of             Monthly
                    Apartment     Apartment     Apartment      Economic   Rental
Market             Communities     Homes          Homes       Occupancy   Rates
- ------------------------------   ----------   --------------  ---------  -------
Richmond, VA           14         3,773          11%            95.6%     $508
Columbia, SC           11         3,218           9%            92.9%      475
Orlando, FL             9         2,453           7%            91.3%      516
Raleigh, NC             8         2,440           7%            98.5%      563
Tampa, FL               8         2,351           7%            90.6%      539
Charlotte, NC          12         2,334           7%            95.4%      528
Atlanta, GA             7         1,894           5%            93.7%      541
Baltimore, MD           8         1,746           5%            88.9%      630
Eastern, NC             8         1,730           5%            96.0%      504
Nashville, TN           6         1,436           4%            93.2%      490
Hampton Roads, VA       6         1,520           4%            91.0%      519
Greenville, SC          7         1,330           4%            92.5%      479
Washington, DC          5         1,203           3%            86.0%      580
Ft. Lauderdale, FL      4           960           3%            92.8%      772
Memphis, TN             4           935           3%            91.7%      480
Other                  28         5,713          16%            92.8%      517
                      ---        ------        -----            -----     -----
              Total   145        35,036         100%            93.1%     $529
                      ===        ======        =====            =====     =====


Financial Condition
As a qualified REIT, the Company distributes a substantial portion of its cash flow to its shareholders in the form of quarterly distributions. The Company seeks to retain sufficient cash to cover normal operating needs, including routine replacements and to help fund additional acquisitions. For the three months ended March 31, 1996, the Company's cash flow from operating activities exceeded cash distributions paid to common shareholders by approximately $8.6 million. The Company utilizes a variety of primarily external financing sources to fund portfolio growth, major capital improvement programs and balloon debt payments. The Company has frequently utilized its bank lines of credit to temporarily finance these expenditures and has subsequently replaced this short-term bank debt with longer term debt or equity. The Company has, from time to time, used derivative instruments to synthetically alter on-balance sheet liabilities or to hedge anticipated financing transactions. Derivative contracts did not have a material impact on results of operations during the periods ended March 31, 1996 or 1995.

At the beginning of 1996, the Company had approximately $2.9 million of cash and cash equivalents and $85.1 million of available and unused bank lines of credit.

For the three months ended March 31, 1996, the Company's cash flow from operating activities increased $8.9 million over the same period last year, primarily as a result of the significant expansion of the Company's portfolio as discussed below and under "Results of Operations".

During the three months ended March 31, 1996, net cash used for investing activities was $43.0 million which resulted primarily from the Company's acquisition of 4 apartment communities containing 812 apartment homes for a total cost, net of liabilities assumed, of $36.1 million. The Company also funded $11.1 million of capital improvements to its properties during the quarter. The Company received net cash proceeds of $4.2 million from the sale of real estate held for disposition during the first quarter of 1996.

Net cash provided by financing activities during the three months ended March 31, 1996, was approximately $27.6 million reflecting (i) net proceeds from the issuance of common stock through the exercise of stock options and amounts received from the dividend reinvestment and stock purchase plan in the amount of $1.5 million, (ii) net proceeds from the issuance of mortgage notes payable and notes payable of approximately $0.1 million, (iii) net short-term bank borrowings of $51.1 million, and (iv) mortgage financing proceeds released from construction funds in the amount of $0.7 million. These cash inflows were partially offset by (i) $15.1 million of cash distributions paid to common and preferred shareholders, (ii) scheduled mortgage principal payments of $0.4 million, (iii) payments on notes and non-scheduled mortgage principal payments of $10.1 million, and (iv) payment of financing costs aggregating $0.3 million.

The Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. The Company expects to acquire an additional 5,000 to 6,000 apartment homes during 1996 at an estimated cost of $35,000 to $40,000 per apartment home. The Company anticipates that it will use a combination of equity, debt and proceeds from property dispositions to fund these acquisitions. During the second quarter of 1996 the Company hopes to implement a medium-term note program, the proceeds of which will be used to (i) curtail existing bank debt which has been incurred in connection with acquisitions and $10 million of balloon debt repayments, (ii) to repay a 9.57%, $35 million senior note maturing in July, 1996 and (iii) to help fund additional apartment acquisitions. Including the $35 million note, the Company has aggregate debt maturities of $37 million during the remainder of 1996 with a weighted average interest rate of 9.52%. In July, 1995, the Company executed a forward starting interest rate swap with a notional amount of $50 million which had the effect of fixing the interest rate on a 10-year Treasury starting July 15, 1996 at 6.544%. When this hedge transaction was executed, it was intended to fix a rate on 7-10 year debt at approximately 7.5% which was approximately 170 basis points lower than the maturing debt. The Company also expects to expand its revolving credit and line of credit facilities from $103.5 million to $200 million sometime during the middle of 1996.

Depending upon the volume and timing of acquisition activity, the Company anticipates raising equity capital during the middle of the year through both a public offering and private placements.

The Company's liquidity and capital resources are believed to be more than adequate to meet its cash requirements for the next several years. The Company expects to meet its long-term liquidity requirements, such as balloon debt maturities, property acquisitions and significant capital improvements primarily through the issuance of capital stock and the issuance of long-term unsecured notes payable. The Company will also rely upon (i) the assumption of mortgage indebtedness, (ii) property sales, (iii) distributions reinvested and cash invested through the Company's Dividend Reinvestment and Stock Purchase Plan and
(iv) retained cash flow to meet its cash requirements.

At the end of October, 1995, the Company executed a letter of intent to sell five shopping centers in a bulk sale at an aggregate purchase price of $28.4 million. During the first quarter of 1996, the contract for the five shopping centers was terminated. Subsequently, a contract was executed for the sale of one of the shopping centers, Village Square Shopping Center, located in Myrtle Beach, South Carolina. Closing is expected to occur during the second quarter of

1996. The remaining four centers are currently not under letter of intent or contract for sale. In addition to Village Square Shopping Center, the Company has an additional eight properties under letter of intent or contract to sell. Included in the consolidated balance sheet as "Real estate held for disposition" are 13 properties in the aggregate amount of $52.4 million, net of accumulated depreciation and impairment loss valuation allowance. Real estate held for disposition contributed net rental income (total rental income, less rental expenses, less depreciation expense) of approximately $1.7 million for the quarter ended March 31, 1996. The 13 properties consist of the following: (i) seven apartment communities aggregating $22.7 million, (ii) five shopping centers aggregating $27.5 million, (iii) one industrial park in the amount of $0.3 million and (iv) two parcels of land aggregating $1.9 million.

The Company currently has seven apartment communities, three shopping centers, one industrial park and two parcels of undeveloped land under contract or letter of intent to sell. These sales are expected to occur during the remainder of 1996 and are expected to generate approximately $46.9 million in cash proceeds. One of these properties is encumbered with approximately $3.2 million of secured debt. For income tax purposes, it is anticipated that the transactions will be structured to qualify as tax deferred exchanges pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"), so that a substantial portion of the related capital gains will be deferred. The proceeds from these sales are expected to be reinvested in acquisitions of apartment communities. There are no assurances that any of these sales transactions will be consummated.

Funds from operations
Funds from Operations ("FFO") is defined as income before gains (losses) on sales of investments and extraordinary items (computed in accordance with generally accepted accounting principles) plus real estate depreciation, less preferred dividends and after adjustment for significant non-recurring items, if any. The Company computes FFO in accordance with the recommendations set forth by the National Association of Real Estate Investment Trusts ("NAREIT"). The Company considers FFO in evaluating property acquisitions and its operating performance, and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's operating performance and liquidity. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

For the three months ended March 31, 1996, FFO increased 10.5% to $16.7 million, compared with $15.1 million for the first quarter of 1995. The increase in FFO for the first quarter of 1996 was principally due to the increased net rental income from the Company's non-mature apartment communities (those acquired subsequent to December 31, 1994), however, this increase was somewhat offset by the dividends to preferred shareholders recorded in the first quarter of 1996.

                                                   Three Months Ended March 31,
                                                          (In thousands)
                                                            (Unaudited)
                                                     1996     1995     % Change
                                                   -----------------------------

Calculation of Funds from operations
Income before gains on sales
     of investments                               $ 8,594    $ 6,087     41.2%
Adjustments:
              Real estate depreciation             10,560      9,056     16.6%
              Dividends to preferred shareholders  (2,428)       ---      100%
                                                   -------    ------     -----
Funds from operations                             $16,726    $15,143     10.5%
                                                   ======     ======     =====

Results of Operations

Quarter Ended March 31, 1996 Compared to March 31, 1995
The Company's net income is primarily generated from the operations of its apartment communities. For purposes of evaluating the Company's comparative operating performance, the Company categorizes its apartment communities into two categories (i) mature - those communities acquired prior to January 1, 1995 and (ii) non-mature - those communities acquired subsequent to December 31, 1994.

For the quarter ended March 31, 1996, the Company reported significant increases over the same period last year in rental income, income before gains on sales of investments, net income and FFO. Since the beginning of 1995, the Company acquired a total of 5,954 apartment homes in 27 communities representing a 20.5% expansion in the number of apartment homes owned during that period. These apartment homes (the "non-mature" communities) provided a substantial portion of the aggregate reported increases noted above.

All Communities
The operating performance for all of the Company's 145 apartment communities containing 35,036 apartment homes and the 122 apartment communities containing 29,761 apartment homes for the three months ended March 31, 1996 and 1995, respectively is summarized as follows:

                                           Three Months ended March 31,
                                                (In thousands)
                                                  (Unaudited)
                                         1996         1995     % Change
                                      ---------------------------------
Rental income                          $53,280      $43,327     23.0%
Rental expenses                         23,223       18,192     27.7%
Real estate depreciation                10,466        8,461     23.7%
                                        ------       ------     -----
Net rental income (1)                  $19,591      $16,674     17.5%
                                        ======       ======     =====

Weighted average number of
   apartment homes                      34,460       29,416     17.1%

Economic occupancy (2)                    93.1%        94.5%    (1.4%)
Average monthly rents                  $   529      $   502      5.4%

(1) Net rental income for an apartment community is defined as total rental income, less rental expenses, less depreciation expense.

(2) Economic occupancy is defined as rental income (gross potential rent less vacancy losses, management units and credit loss) divided by potential collections (gross potential rent less management units) for the period, expressed as a percentage.

Due to the acquisition of 5,954 apartment homes since January 1, 1995, the weighted average number of apartment homes has increased 17.1% to 34,460 for the first three months of 1996, from 29,416 apartment homes compared to the same period last year, resulting in the significant increases in rental income and rental expenses experienced by the Company.

The 5,954 non-mature apartment communities provided the majority of the increases in rental income, rental expenses and depreciation expense, however, the higher average rents at the Company's mature communities also contributed to the increase in rental income. For the 35,036 apartment homes in the 145 apartment communities owned at March 31, 1996, economic occupancy averaged 93.1%, the operating expense ratio (ratio of rental expenses to rental income) averaged 43.6 % and average monthly rents were $529 for the quarter ended March 31, 1996. For the first quarter last year, the 29,761 apartment homes then owned had economic occupancy of 94.5%, an operating expense ratio of 42.0% and the average monthly rents of $502.

Overall, for the quarter ended March 31, 1996, rent growth was 5.4% higher than the same period last year, however, this increase was offset by lower occupancy and higher expenses, some of which was attributable to the severe winter weather experienced in the Company's region during the first quarter of 1996. The major markets in which the Company operates have experienced good job growth and household formation, which has led to strong rent growth.

Mature Communities
The operating performance for the Company's 118 mature apartment communities containing 29,082 apartment homes for the three months ended March 31, 1996 and 1995 is summarized as follows:


                                            Three Months Ended March 31,
                                                   (In thousands)
                                                     (Unaudited)
                                         1996        1995       % Change
                                        --------------------------------

Rental income                           $44,325     $42,803        3.6%
Rental expenses                          19,553      17,956        8.9%
Real estate depreciation                  8,872       8,368        6.0%
                                         ------      ------     -------
Net rental income (1)                   $15,900     $16,479       (3.5)%
                                         ======      ======      ======

Economic occupancy (2)                     93.1%       94.6%      (1.5%)
Average monthly rents                   $   530     $   507        4.5%


(1) Net rental income for an apartment community is defined as total rental income, less rental expenses, less depreciation expense.

(2) Economic occupancy is defined as rental income (gross potential rent less vacancy losses, management units and credit loss) divided by potential collections (gross potential rent less management units) for the period, expressed as a percentage.

The Company's mature communities provided approximately 83% of the Company's rental income and 81% of its net rental income. Reflecting generally strong rental markets, total rental income from these apartment homes grew 3.6%, or $1.5 million in 1996, reflecting an increase in average monthly rents of 4.5% and other income of 31.1%. Due to the strong job and household growth in the Southeast, the Company has experienced good rent growth and has been able to increase fee income. These increases were offset by a decrease in economic occupancy of 1.5% to 93.1% which resulted from a decrease in physical occupancy of 1% an increase in credit loss of .5%. Occupancy peaked in mid-1994 and remained above 95% through mid-1995 before trending downward slightly in the second half of 1995. The Company expects to sustain economic occupancy of approximately 94% which is lower than the economic occupancy of 94.6% achieved in the first quarter of 1995.

Rental expenses at these communities increased 8.9%, or $1.6 million, resulting in an increase in the operating expense ratio (the ratio of rental expenses to rental income) of 2.2% to 44.1%. The increase in rental expenses is partly attributable to the severe winter of 1996 compared to the relatively mild winter of 1995. Of the $1.6 million increase, approximately $450,000 was weather related which included increases in gas, snow removal and repair labor expenses. In addition, the Company's mature apartments experienced increases in real estate taxes, lawn and grounds maintenance, exterior painting, and security expenses compared to the same period last year. Although the Company expects rental expenses to moderate in the remaining quarters of 1996, rental expenses for mature apartments are expected to be approximately 4% higher for the entire year. Turnover (measured by move-outs) was 13.7 % at the mature communities which approximates the turnover last year during the first quarter. The combination of a decrease in occupancy, higher rents and higher rental expenses led to a decrease in net rental income from mature communities of approximately $579,000 or 3.5%.

Non-Mature Communities
The operating performance for the Company's non-mature apartment communities containing 5,954 apartment homes for the three months ended March 31, 1996 and 1995 is summarized as follows:



                                            Three Months Ended March 31,
                                                  (In thousands)
                                                   (Unaudited)
                                        1996         1995     % Change
                                       -------------------------------

Rental income                          $8,956       $ 524      1609%
Rental expenses                         3,670         236      1455%
Real estate depreciation                1,594          92      1632%
                                        -----         ---      -----
Net rental income (1)                  $3,692       $ 196      1784%
                                        =====         ===      =====


(1) Net rental operating income for an apartment community is defined as total rental income, less rental expenses, less depreciation expense.


Rental income, rental expenses and depreciation expense increased from 1995 to 1996 directly as a result of the increase in the number of apartment homes acquired during 1995 and the first quarter of 1996. For the 5,954 apartments in the 27 non-mature communities acquired since January 1, 1995, average economic occupancy was 93.1% and the operating expense ratio was 41.0% during 1996. These communities provided increases of $8.4 million, $3.4 million and $3.5 million, respectively, in rental income, rental expenses, and net rental income.

Commercial
Rental income, rental expenses and net rental income from commercial properties decreased $875,000, $160,000 and $215,000, respectively during the first three months of 1996 compared to the same period last year. These decreases are directly attributable to the sale of eight shopping centers since the beginning of 1995.

Other Income and Expenses
Interest and other income increased $176,000 for the three months ended March 31, 1996, primarily due to dividend income from the Company's investment in securities available-for-sale in First Washington Realty Trust, Inc. 9.75% Series A Cumulative Participating Preferred Stock which was not held by the Company during the first quarter of 1995.

Depreciation of real estate owned increased $1.5 million for the three month period ended March 31, 1996 over the same period last year with substantially all of the increase attributable to the portfolio expansion that occurred during 1995. However, the increase was somewhat offset by the sales of eight shopping centers since January 1, 1995 and the transfer of properties from real estate held for investment to real estate held for disposition.

Interest expense increased $0.2 million over the same period last year. The Company used both debt and equity to finance its growth over the past two years; however, the weighted average amount of debt employed was higher in 1996 than it was in 1995 ($554 million in 1996 versus $541 million in 1995). The $.016 per share increase in interest expense reflected this higher average amount of outstanding debt in 1996, however, the weighted average interest rate on this debt was slightly lower than it was during the same period last year, decreasing from 7.72 % in 1995 to 7.61 % in 1996.

General and administrative expenses increased by $149,000 or 12% over the same period last year. In 1996, the Company incurred increases in most of its general and administrative expense categories with the largest increases in payroll and payroll related expenses, shareholder relation expense and dividend reinvestment plan expense which are directly related to the higher administrative costs associated with increasing the size of the Company.

Gains on sales of investments During the three months ended March 31, 1996, the Company sold one shopping center and recognized gains for financial reporting purposes totaling $965,000. The shopping center sale was structured to qualify as tax deferred exchanges which enabled the Company to defer capital gains for income tax purposes.

Other depreciation and amortization increased $11,000 for the three months ended March 31, 1996, primarily due to the purchases of computers and other office equipment associated with the increasing size of the Company.

Net income increased 55.4% to $9.6 million for the first quarter of 1996 compared to $6.2 million for the same period last year. The increase in net income for 1996 when compared to 1995 arose principally from increased net rental income from the Company's 5,954 apartment communities acquired during 1995 and and the first quarter of 1996. Net income per share increased 8.3% for the first three months of 1996 to $.13 per share from $.12 per share primarily as a result of the $965,000 gains on the sales of investments recorded in the first quarter of 1996.

Dividends to preferred shareholders totaled $2.4 million for the three months ended March 31, 1996. The Company issued 4.2 million shares of 9 1/4% Cumulative Redeemable Preferred Stock in April, 1995, therefore, there were no dividends to preferred shareholders for the first quarter of 1995.

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 7, 1996, The Company held its Annual Meeting of Shareholders. A total of 45,852,249 shares of common stock, representing 81.15% of the 56,506,249 shares outstanding and entitled to vote as of the record date (March 15 , 1996) were represented in person or by proxy and constituted a quorum.

          At the meeting eight (8) directors were re-elected and one (1) director was elected. Each Director will serve an approximate one (1) year term until the Company's next Annual Meeting. The following persons were elected Directors with each receiving at least 45,561,589 shares, representing 80.63% of the total number of shares entitled to vote at the meeting and 99.4% of the shares voted: Jeff C. Bane, R. Toms Dalton, Jr., James Dolphin, Barry M. Kornblau, John C. Lanford, John P. McCann, H. Franklin Minor, Lynne B. Sagalyn and C. Harmon Williams, Jr.

          The 1985 Stock Option Plan, as amended to date (the "Stock Option Plan"), was amended as follows: (i) established the number and other terms of options to be granted annually to directors who are not employees of the Company, (ii) increase the number of shares of common stock dedicated to issuance upon exercise of options granted from 2,400,000 to 4,200,000, and (iii) extended the termination date from Decmber 31, 1997 to December 31, 2002. The Stock Option Plan amendment received 30,261,535 shares, representing 53.55% of the total number of shares entitled to vote at the meeting and 90.53% of the shares voted.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The exhibits listed on the accompanying index to exhibits are filed as part of this quarterly report.

         (b) A Form 8-K dated January 31, 1996 was filed with the Securities and Exchange Commission on January 31, 1996. The filing reported the pro forma results of operations for the twelve months ended December 31, 1994 and for the nine months ended September 30, 1995.

                  A Form 8-K dated April 12, 1996 as filed with the Securities and Exchange Commission on April 12, 1996. The filing reported the pro forma consolidated results of operations for the twelve months ended December 31, 1995.

                                 EXHIBIT INDEX

                                   Item 6 (a)
                           .
         The exhibits listed below are filed as part of this quarterly report. References under the caption "Location" to exhibits, forms, or other filings indicate that the form or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference.



Exhibit        Description                                Location
3(a)          Restated Articles of Incorporation          Exhibit 4(i)(c) to the Company's Form S-3
                                                          Registration Statement (Registration No. 33-64275)
                                                          filed with the Commission on November 15, 1995

3(b)(i)       By-Laws                                     Exhibit 4(c) to the Company's  Form S-3 Registration
                                                          Statement (Registration No. 33-44743) filed with the
                                                          Commission on December 31, 1991.

3(b)(ii)      Amendment of By-Laws                        Exhibit 3(b)(ii) to the Company's Annual Report.
                                                          On Form 10-K for the year ended December 31, 1995.

4(i)(a)       Specimen Common Stock                       Exhibit 4(i) to the Company's  Annual Report
              Certificate                                 on Form 10-K for the year ended December
                                                          31, 1993.

4(i)(b)       Form of  Certificate for Shares             Exhibit 1(e) to the Company's  Form 8-A
              of 9 1/4% Series A Cumulative               Registration Statement dated April 24, 1995.
              Redeemable Preferred Stock

4(ii)(a)      Loan Agreement dated as of                  Exhibit 6(c)(i) to the Company's  Form 8-A
              November 7, 1991, between the               Registration Statement dated April 19, 1990.
              Company and Aid Association for
              Lutherans

4(ii)(c)      Note Purchase Agreement dated               Exhibit 6(c)(3) to the Company's  Form 8-A
              as February 19, 1992, between               Registration Statement dated April 19, 1990.
              the Company  and Principal Mutual
              Life Insurance Company


4(ii)(e)      Note Purchase Agreement dated               Exhibit 6(c)(5) to the Company's  Form 8-A
              as of February 15, 1993, between            Registration Statement dated April 19, 1990.
              the Company and CIGNA Property
              and Casualty Insurance Company,
              Connecticut General Life Insurance
              Company, Connecticut General Life
              Insurance Company, on behalf of
              one or more separate accounts,
              Insurance Company of North
              America, Principal Mutual Life
              Insurance Company and Aid
              Association for Lutherans

4(ii)(f)      Credit Agreement dated as of                Exhibit 6 (c)(6) to the Company's
              December 15, 1994 between the               Form 8-A Registration Statement
              Company  and First Union National Bank      dated April 19, 1990.
              of Virginia

4(ii)(g)(1)   Indenture dated as of April 1, 1994,        Exhibit 4(ii)(f)(1) to the Company's
              between the Company and                     Quarterly Report on Form 10-Q for
              First Union National Bank of Virginia,      the quarter ended March 31, 1994
              as Trustee


4(ii)(g)(2)   Resolution of the Board of Directors        Exhibit 4(ii)(f)(2) to the Company's
              of the Company establishing terms of        Quarterly Report on Form 10-Q for
              7 1/4% Notes due April 1, 1999              the quarter ended March 31, 1994.

4(ii)(g)(3)   Form of 7 1/4% Notes due                    Exhibit 4(ii)(f)(3) to the Company's
              April 1, 1999                               Quarterly Report on Form 10-Q for
                                                          the quarter ended March 31, 1994.

4(ii)(g)(4)   Resolution of the Board of                  Exhibit 4 (ii)(f)(4) to the Company's
              the Company establishing terms of           Quarterly Report on Form 10-Q for
              8 1/2% Debentures due                       the quarter ended September 30, 1994.
              September 15, 2024

4(ii)(g)(5)   Form of 8 1/2% Debentures                   Exhibit 4 (ii)(f)(5) to the Company's
              due September 15, 2024                      Quarterly Report on Form 10-Q for
                                                              the quarter ended September 30, 1994.


         The Company agrees to furnish to the Commission on request a copy of any instrument with respect to long-term debt of the Company or its subsidiaries the total amount of securities authorized under which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.


10(i)             Employment Agreement between                Exhibit 10(v)(i) to the Company's Annual Report on
                  the Company and John                        Form 10-K for the year ended December 31, 1982.
                  P. McCann dated October 29, 1982

10(ii)            Employment Agreement between                Exhibit 10(v)(ii) to the Comapny's Annual Report on
                  the Company and James                       Form 10-K for the year ended December 31, 1982.
                  Dolphin dated October 29, 1982.

10(iii)           Employment Agreement between                Exhibit 10(iii) to the Company's Annual
                  The Company and Barry M. Kornblau,          Report  on  Form 10-K for the year December
                  dated February 1, 1991.                     31, 1990.


10(iv)            1985 Stock Option Plan,                     Exhibit A to the Company's definitive proxy
                  as amended                                  statement dated March 28, 1996.

10(v)             1991 Stock Purchase and Loan                Exhibit 10(v) to the Company's Annual Report on
                  Plan                                        Form 10-K for the year ended December 31, 1991.

10(vi)            Amended and Restated Agreement              Exhibit 10(vi) to the Company's Annual Report on
                  of Limited Partnership of                   Form 10-k for the year ended December 31, 1995.
                  United Dominion Realty, L.P.
                  Dated as of December 31, 1995

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


                                 United Dominion Realty Company, Inc.
                                            (registrant)




Date: May 15, 1996                /s/ James Dolphin
- ------------------                -----------------
                                  James Dolphin
                                  Director, Senior Vice President,
                                    and Chief Financial Officer


Date: May 15, 1996                /s/ Jerry A. Davis
- ------------------                ------------------

                                  Jerry A. Davis
                                  Vice President, Controller-Corporate
                                    Accounting  and Chief Accounting Officer