Form 10-K/A
UNITED DOMINION REALTY TRUST INC
filed 1996-05-20
CIK 74208

FORM 10-K/A

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                AMENDMENT NO. 2

                       AMENDMENT TO APPLICATION OR REPORT
                  Filed Pursuant to Section 12, 13 or 15(d) of
                      THE SECURITIES EXCHANGE ACT OF 1934

                       UNITED DOMINION REALTY TRUST, INC.
             (Exact name of registrant as specified in its charter)

         The undersigned registrant hereby amends the following items, financial statements and other portions of its Annual Report on Form 10-K for the year ended December 31, 1995 as set forth in the pages attached hereto. The entire Annual Report on Form 10-K for the year ended December 31, 1995, including those items not amended is included in this amendment.

ITEM 1. Business

Item 1 has been revised as follows:

Amendment No. 1

(i) the reference to the dividend payout ratio has been deleted

Amendment No. 2

(ii) the word "dividends" has been replaced with the word "distributions", (iii) the discussion regarding environmental liabilities has been revised, and (iv) additional disclosure regarding partnership redemption rights has been added.

ITEM 2. Properties

Amendment No. 2

The property table has been revised to add average square feet and average rental rates for the year ended December 31, 1995 and disclosure regarding net effective rents.

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

Amendment No. 2

Item 5 has been revised to add the following information: (i) distributions required for the Company to maintain its status as a REIT for 1995 and (ii) portion of 1995 distributions that represents a return of capital, ordinary income and capital gains.

ITEM 6. Selected Financial Data

Amendment No. 1

Selected Financial Data has been revised as follows: (i) the line item "Impairment loss on real estate held for disposition" has been deleted and (ii) the line item "Income before gains (losses) on investments and extraordinary item" has been changed to "Income before gains (losses) on sales of investments and extraordinary item".

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Amendment No. 1

Management's Discussion and Analysis of Financial Condition and Results of Operations has been revised as follows:

(i) Liquidity and Capital Resources has been moved to begin the discussion,
(ii) references to net operating income have been deleted,

Amendment No. 2

(iii) the word "dividends" has been replaced by the word "distributions", (iv) additional disclosure regarding market and credit risk for financial instruments has been added, and (iv) the paragraph under Results of Operations discussing Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" has been revised.

ITEM 8. Consolidated Statements of Operations

Amendment No. 1

The Consolidated Statements of Operations have been revised to move the expense line items of Interest, General and administrative, Other depreciation and amortization, and Impairment loss on real estate held for disposition, directly under the caption "Expenses". Also, the line items "Income before gains (losses) on investments and extraordinary items" and "Gains (losses) on sales of real estate" have been changed to "Income before gains (losses) on sales of investments and extraordinary items" and "Gains (losses) on sales of investments", respectively.

ITEM 8. Notes to Consolidated Financial Statements

Amendment No. 2

Note 1 "Real estate assets and depreciation", Note 2 "Real Estate Owned" and
Note 11 "Unaudited Summarized Consolidated Quarterly Financial Data" were revised to reflect the recognition of a $1.7 million impairment loss in the third quarter of 1995, (originally recorded in the fourth quarter of 1995) and the line item "Income from property operations" was changed to "Income before gains (losses) on sales of investments and extraordinary item".

ITEM 11. Executive Compensation

Amendment No. 2

The table setting forth option grants in the last fiscal year has been added.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Amendment No. 2

The table setting forth beneficial ownership has been revised.

                      UNITED DOMINION REALTY TRUST, INC.
                               (Registrant)

                      By: /s/ Jerry A. Davis
                      Jerry A. Davis, Vice President & Corporate Controller

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

         Near the end of 1992, management of the Company determined that the Company should devote substantially all of its resources to the apartment business. During 1994, the Company sold one shopping center and during 1995 the Company sold seven shopping centers. As of the end of 1995, six of the Company's remaining seven shopping centers were under contract to be sold. There is no assurance that these sales transactions will be consummated. Although no formal plans which would commit the Company for divestiture have been made, the Company hopes to substantially liquidate its commercial properties over time as opportunities arise.

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

         As a qualified REIT, the Company distributes a substantial portion of its cash flow to its shareholders in the form of distributions. Over the past several years, the Company has sought to retain a greater portion of its cash flow. For 1995, the Company's cash flow from operating activities exceeded cash distributions paid to common shareholders by approximately $20.7 million. The Company utilizes a variety of primarily external financing sources to fund new acquisitions, property renovations and expansions, major capital improvements and balloon debt payments. The Company has frequently utilized its bank lines of credit to temporarily finance these expenditures and has subsequently replaced the short-term bank debt with longer term debt or equity. During 1995 the Company recognized cash proceeds from sales of real estate owned of $23.5 million. Property sales should continue to be a funding source in the future.

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

         To date, compliance with Federal, State, and local environmental protection regulations has not had a material effect upon the capital expenditures, earnings, or competitive position of the Company. However, over the past few years, there have been increasing concerns raised regarding the presence of asbestos and other hazardous materials in existing real estate properties. In response to this, on March 1, 1991, the Company adopted a property management plan for hazardous materials. As part of the plan, Phase I environmental site investigation and reports have been completed for each property owned by the Company and not previously inspected. In addition, all proposed acquisitions are inspected prior to acquisition. Nevertheless, it is possible that the Company's assessments did not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. In some cases, the Company has abandoned otherwise economically attractive acquisitions because the costs of removal or control have been prohibitive and/or the Company has been unwilling to accept the potential risks involved. The Company does not believe it would be required to remediate any asbestos materials at any of its properties as asbestos is managed in place in accordance with current environmental laws and regulations.
Management believes that thorough  professional environmental   inspections
and testing for asbestos and other hazardous materials, coupled with a conservative posture toward accepting known risk, the Company can minimize its exposure to potential liability associated with environmental hazards.


         The Company is not aware of any environmental hazards on or in its properties which individually or in the aggregate may have a material adverse impact on its operations or financial position. To the best of its knowledge, the Company is in compliance with all applicable environmental rules and regulations. The Company has not been notified by any governmental authority, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its properties. The Company does not believe that the cost of continued compliance with applicable environmental laws or regulations will have a material adverse effect on the Company or its financial condition or results of operations. There can be no assurance, however, that future environmental laws, regulations or ordinances will not require additional remediation of existing conditions that are not currently actionable, or impose additional or more stringent requirements on the Company, the costs of compliance with which would have a material adverse effect on the Company or its financial condition.


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

REDEMPTION RIGHTS

         Each Limited Partner has the right (the "Redemption Right"), subject to the purchase right of the General Partner described below, to cause the redemption of such Limited Partner's Units for cash in an amount per Unit equal to the average of the closing sale prices of the Common Stock of the Company on the New York Stock Exchange (the "NYSE") for the ten trading days immediately preceding the date of receipt by the General Partner of notice of such Limited Partner's exercise of the Redemption Right. Subject to certain restrictions intended to prevent undesirable tax consequences and assure compliance with the Securities Act, a Limited Partner may exercise the Redemption Right at any time but not more than twice within the same calendar year and not with respect to less than 1,000 units (or all units owned by such Limited Partner, if less than 1,000). A Limited Partner that exercises the Redemption Right shall be deemed to have offered to sell the Units to be redeemed to the General Partner, and the General Partner may elect to purchase such Units by paying to such Limited Partner either the redemption price in cash or by delivering to such Limited Partner a number of shares of Common Stock of the Company equal to the product of the number of such Units, multiplied by the "Conversion Factor," which is 1.0, subject to customary antidilution provisions in the event of stock dividends on or subdivisions or combinations of the Common Stock subsequent to issuance of such Units. Any Common Stock issued to the redeeming Limited Partner will be listed on the NYSE and if and to the extent provided in such Redeeming Partner's Investment Agreement, registered under the Securities Act and/or entitled to rights to Securities Act registration.

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





                                                                                                               AVERAGE
                                                                                                               MONTHLY
                                                                                                                RENTAL
                                                                                                               RATES FOR
                        NUMBER        NUMBER    PERCENTAGE    REAL                                 ECONOMIC    THE YEAR   AVERAGE
MAJOR                     OF            OF         OF        ESTATE                        COST    OCCUPANCY   ENDED      UNIT SIZE
GEOGRAPHIC             APARTMENT    APARTMENT  APARTMENT       AT                          PER     FULL YEAR   DECEMBER   (SQUARE
MARKETS               COMMUNITIES     HOMES      HOMES        COST       ENCUMBRANCES      UNIT      1995      31, 1995*   FEET)
---------------------------------------------------------------------------------------------------------------------------------
Richmond,
   Virginia               12         3,541       11%       $99,088,108    $10,546,791    $27,982     95.8%      $464       945
Columbia,
   South Carolina         11         3,218       10%        95,294,439     19,841,033     29,613     94.6%       458       864
Raleigh,
   North Carolina          7         2,272        7%        81,186,113      7,000,000     35,733     99.0%       538       927
Tampa,
   Florida                 8         2,351        7%        76,449,020             --     32,518     90.1%       527       986
Charlotte,
   North Carolina         10         2,002        6%        71,555,132     10,629,071     35,742     95.3%       513       958
Orlando,
   Florida                 8         2,253        7%        78,902,434     27,510,000     35,021     90.5%       532       926
Atlanta,
   Georgia                 6         1,670        5%        57,011,100      6,027,182     34,138     92.0%       523       960
Baltimore,
   Maryland                8         1,746        5%        73,650,412     30,800,000     42,182     93.4%       614       865
Eastern,
   North Carolina          8         1,730        5%        47,537,154      1,463,867     27,478     98.1%       482       916
Hampton Roads,
   Virginia                6         1,436        5%        42,319,745      3,900,000     29,471     94.4%       503       997
Nashville,
   Tennessee               5         1,344        4%        46,520,494      5,223,854     34,613     97.9%       523       979
Greenville/Spartanburg,
   South Carolina          7         1,330        4%        37,328,147      3,265,000     28,066     93.9%       456       890
Washington, DC             4         1,011        3%        34,380,221     11,437,183     34,006     93.1%       610       865
Ft. Lauderdale,
   Florida                 4           960        3%        58,232,414             --     60,659     91.6%       768     1,092
Memphis,
   Tennessee               4           935        3%        30,179,225      5,890,000     32,277     94.4%       462       784
Other  Maryland            4           784        2%        31,548,586             --     40,241     96.1%       591       935
Other North Carolina       2           447        1%        14,497,318             --     32,432     90.8%       431       885
Other Florida              6         1,524        5%        51,283,043     17,452,916     33,652     90.9%       564       819
Other Virginia             6           988        3%        33,138,387      2,960,000     33,541     96.3%       498       848
Delaware                   3           468        1%        19,238,635             --     41,108     95.4%       587       745
Other Georgia              2           468        1%        20,067,668      6,407,421     42,880     90.8%       594     1,140
Other South Carolina       2           408        1%        12,030,615      2,200,000     29,487     89.2%       382       909
Alabama                    2           382        1%        12,410,936             --     32,489     87.0%       474     1,067
                        =======================================================================================================
                         135        33,268      100%    $1,123,849,346   $172,554,318    $33,782     94.1%      $520       924
                        =======================================================================================================



At December 31, 1995, the Company has six shopping centers and six apartment properties classified in the consolidated balance sheet as real estate held for disposition in the amount of $51,015,137, net of accumulated depreciation in the amount of $23,572,195 and impairment loss valuation allowance in the amount of $1,700,000. These properties are not included in the above table.

* Average monthly rental rates for the year ended December 31, 1995, represents potential rent collections (gross potential rents less market adjustments), which approximates net effective rents.

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


The Company determined that, for Federal income tax purposes, approximately 82.3% of the distributions for each of the four quarters of 1995 represented ordinary income to its shareholders, 17.4% represented return of capital to its shareholders and .3% represented capital gains to its shareholders.

On March 15, 1996, the closing sale price of the Common Stock was $15.50 per share on the NYSE. On March 15, 1996 there were 5,636 holders of record of the 56,506,249 shares of Common Stock.

The Company pays regular quarterly distributions to holders of shares of Common Stock. Future distributions by the Company will be at the discretion of its Board of Directors and will depend on the actual funds from operations of the Company, the Company's financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the Board of Directors deems relevant. The annual distribution payment for the calendar year 1995 necessary for the Company to maintain its status as a REIT was approximately $.67 per share. The Company paid total distributions of $.87 for 1995.

The Company has a Dividend Reinvestment and Stock Purchase Plan under which holders of Common and Preferred Stock may elect to automatically reinvest their distributions and make additional cash payments to acquire additional shares of the Company's Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial and other information for the Company as of and for each of the years in the five year period ended December 31, 1995. The table should be read in conjunction with the Consolidated Financial Statements of United Dominion Realty Trust, Inc. and the Notes thereto included elsewhere herein.

SELECTED FINANCIAL INFORMATION




YEARS ENDED DECEMBER 31,                                                     1995          1994      1993       1992      1991
--------------------------------------------------------------------------------------------------------------------------------
In thousands, except per share data and apartments homes owned
OPERATING DATA
     Rental income                                                         $195,240      $139,972   $89,084   $63,202    $51,250
     Income before gains (losses) on sales of
         investments and extraodinary item                                   28,037        19,118    11,286     6,577      3,578
     Gains (losses) on sales of investments                                   5,090           108       (89)       --         26
     Extraordinary item - early extinguishment of debt                           --           (89)       --      (242)       (35)
     Net income                                                              33,127        19,137    11,197     6,335      3,569
     Dividends to preferred shareholders                                      6,637            --        --        --         --
     Net income available to common shareholders                             26,490        19,137    11,197     6,335      3,569
     Common distributions declared                                           48,610        37,539    27,988    23,271     15,872
     Weighted average number of common shares outstanding (a)                52,781        46,182    38,202    34,604     24,642
     Per share:(a)
         Net income per common share                                          $0.50         $0.41     $0.29     $0.18      $0.14
         Common distributions declared                                         0.90          0.78      0.70      0.66       0.63

---------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA

     Real estate held for investment                                     $1,131,098    $1,007,599  $582,213  $454,115   $361,503
     Real estate held for disposition                                        51,015            --        --        --         --
     Accumulated depreciation                                               129,454       120,341    91,444    71,806     56,074
     Total assets                                                         1,080,616       911,913   505,840   390,365    314,473
     Mortgage notes payable                                                 180,481       158,449    72,862    76,516     73,373
     Notes payable                                                          349,858       368,215   156,558   104,605     94,973
     Shareholders' equity                                                   516,389       356,968   259,963   197,677    136,152
     Number of common shares outstanding (a)                                 56,375        50,356    41,653    35,285     27,133


---------------------------------------------------------------------------------------------------------------------------------
OTHER DATA:
     CASH FLOW DATA
         Cash provided by operating activities                              $66,428       $54,544   $33,939   $24,608    $16,614
         Cash used in  investing activities                                (183,930)     (359,631) (130,064)  (81,373)   (67,321)
         Cash provided by financing activities                              113,145       306,575   100,793    56,777     50,815

     FUNDS FROM OPERATIONS (b)
         Income before gains (losses) on sales of investments and
              extraordinary items                                           $28,037       $19,118   $11,286    $6,577     $3,578
         Adjustments:
              Real estate depreciation                                       38,939        28,729    19,516    15,557     12,732
              Non-recurring items:
                   Impairment loss on real estate held for disposition        1,700            --        --        --         --
                   Prior years' employment and other taxes (c)                  395            --        --        --         --
                   Adoption of SFAS No. 112 "Employers' Accounting
                          for Postemployment Benfits"                            --           450        --        --         --
                   Provision for possible investment losses                      --            --        --     1,564
                   Imputed interest expense                                      --            --        --        --        530
               Dividends to preferred shareholders                           (6,637)           --        --        --         --
                                                                        ---------------------------------------------------------
         Funds from operations                                              $62,434       $48,297   $30,802   $23,698    $16,840
                                                                        =========================================================

     APARTMENTS HOMES OWNED
         Total apartment homes owned at December 31, 1995                    34,224        29,282    17,914    13,832     10,924
         Weighted average number of apartment homes owned during the year    31,242        23,160    15,445    11,387      9,491


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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


LIQUIDITY AND CAPITAL RESOURCES

As a qualified REIT, the Company distributes a substantial portion of its cash flow to its shareholders in the form of distributions. Over the past few years, the Company has sought to retain a greater portion of its cash flow. For 1995, the Company's cash flow from operating activities exceeded cash distributions paid to common shareholders by approximately $20.7 million. The Company presently intends to continue to retain a greater percentage of its cash flow from operating activities, which allows for the retention of sufficient cash to cover normal operating needs, including routine replacements and to help fund additional acquisitions. The Company utilizes a variety of primarily external financing sources to fund portfolio growth, major capital improvement programs and balloon debt payments. The Company has frequently utilized its bank lines of credit to temporarily finance these expenditures and has subsequently replaced this short-term bank debt with longer term debt or equity. The Company has, from time to time, used derivative instruments to synthetically alter on-balance sheet liabilities or to hedge anticipated financing transactions. Derivative contracts did not have a material impact on results of operations during the three year period ended December 31, 1995.

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

The Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. The Company expects to acquire 5,000 to 7,000 apartment homes during 1996 at an estimated cost of $35,000 to $40,000 per apartment home. While the Company used primarily equity, both preferred and common, to fund its acquisition program during 1995, it anticipates that it will use a combination of equity, debt and proceeds from property sales to fund its 1996 acquisitions. During the first half of 1996 the Company plans to implement a medium-term note program which is expected to include an initial $50 million 7-10 year issue. In November, 1995, the Company entered into a treasury rate lock transaction which had the effect of fixing a 10-year Treasury rate beginning March 1, 1996 at 5.946%. This agreement was terminated on February 20, 1996 at no gain or loss to the Company. The Company anticipates a second medium-term note issue around mid-July, 1996 in the amount of $50 million, primarily to repay a then maturing $35 million senior note issue. In July, 1995, the Company executed a forward starting interest rate swap with a notional amount of $50 million which had the effect of fixing the interest rate on a 10-year Treasury starting July 15, 1996 at 6.544%. Including the $35 million loan, the Company has aggregate debt maturities of $47 million in 1996. The maturing debt has a weighted average interest rate of 9.26%. When this hedge transaction was executed, it was intended to fix a rate on 7-10 year debt at approximately 7.5% which is approximately 170 basis points lower than the weighted average interest rate on the maturing debt to be refinanced. At December 31, 1995, the Company had an aggregate unrealized loss on these derivative instruments of approximately $4 million, which includes $1.4 million relating to the rate lock agreement terminated on February 20, 1996 at no gain or loss. The Company does not obtain collateral or other security to support off-balance sheet financial instruments subject to credit risk, but monitors the credit standing of counterparties. There was no credit exposure to the Company at December 31, 1995.

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


During 1995, the Company sold seven shopping centers and two apartment communities and recognized gains for financial reporting purposes totaling $5.1 million. Four of the shopping centers were sold to First Washington Realty Trust, Inc. on June 30, 1995. In connection with the sales, the Company received cash and 358,000 shares of First Washington's 9.75% Series A Cumulative Participating Convertible Preferred Stock having a fair value of $7.7 million on the date of sale. Five of the shopping center sales during the year were structured to qualify as tax deferred exchanges which enabled the Company to defer approximately $4.5 million of capital gains for income tax purposes. The Company also sold two apartment communities, both of which were acquired as part of the Clover Portfolio in 1994. No significant book gain or loss was recognized on the sale of either property. The Company recorded a $1.7 million impairment loss in 1995 associated with management's decision to sell a shopping center at a discount as part of a portfolio transactions.


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

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by Item 402(c) of Regulation S-K is set forth below. Other information required by Item II of Form 10-K is incorporated herein by reference from the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on May 7, 1996.



                 OPTION/SAR GRANTS IN LAST FISCAL YEAR (NOTE 1)

                                       Individual Grants                               Potential Realizable
                 -------------------------------------------------------------------  Value at Assumed Annual
                  Number of Securities  Percent of Total                                Rates of Share Price
                     Underlying        Options/SARs Granted                           Appreciation for Option
                   Options/SAR's         to Employees in     Exercise or                         Term
Name                Granted (#)           Fiscal Year        Base Price   Expiration  ------------------------
                    (Note 2)              (Note 3)           ($/Share)       Date       5% ($)        10% ($)
--------------------------------------------------------------------------------------------------------------
John P. McCann        60,000               16.13%             $14.625     12/12/05     $551,855     $1,398,509
James Dolphin         30,000                8.06%              14.625     12/12/05      275,928        699,255
Barry M. Kornblau     30,000                8.06%              14.625     12/12/05      275,928        699,255
Richard B. Chess      22,500                6.05%              14.625     12/12/05      206,946        524,441
Richard A. Giannotti  22,500                6.05%              14.625     12/12/05      206,946        524,441


Note 1  The Company has never granted SARs.

Note 2 Stock options granted to employees on December 12, 1995, were granted at an exercise price of $14.625, which was the fair market value as of the date of the grant. The options may not be exercised until Janury 1, 1997 and expire on December 12, 2005 (the tenth anniversary of the date of grant).

Note 3  A total of 372,000 employee stock options was granted during 1995.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Beneficial ownership of shares as of March 15, 1996, by directors and officers of the Company and nominees for election at the Annual Meeting of the Company's Shareholders held May 8, 1996, including shares deemed owned as a consequence of ownership of stock options exercisable within 60 days, is indicated in the table below. Except as otherwise indicated in the footnotes, each person named in the table and included in the director/officer group has sole voting and investment powers as to such shares, or shares such powers with his spouse and minor children, if any.


                                                        Shares Beneficially Owned
                                        -----------------------------------------------------
                                              Immediately               Through Options(1)
                                        -----------------------      -----------------------
Name                                    Number          Percent        Number       Percent
----                                    ------          -------        ------       -------
Jeff C. Bane                           105,820(2)         0.2            6,000         --
Robert P. Buford                       129,000            0.2            6,000         --
Richard B. Chess                        57,650            0.1           52,263(4)     0.1
R. Toms Dalton, Jr.                     33,740            0.1            4,000         --
James Dolphin                          140,310            0.2           60,542(4)     0.1
Richard A. Giannotti                    49,250            0.1           51,012(4)     0.1
Barry M. Kornblau                      218,499(5)         0.4           30,774(4)     0.1
John C. Lanford                         12,323(6)          --            6,000         --
John P. McCann                         358,164(2)(3)      0.6          231,204(4)     0.4
H. Franklin Minor                       64,900            0.1            6,000         --
Lynne B. Sagalyn                         1,000             --               --(7)      --
C. Harmon Williams, Jr.                 98,668(2)         0.2            6,000         --
All directors and officers as a
   group*                            1,399,836(2)(3)(5)   2.5          691,779(4)     1.2


*(24 persons)

-------------------------

(1)  Assumes exercise in full of all options exercisable within 60 days.

(2) Includes, in the case of Messrs. McCann, Bane and Williams and all directors and officers as a group, 37,500 shares owned by Planned Property Realty Corp., of which Mr. McCann is President and 50% shareholder and of which Messrs. Bane and Williams are each 25% shareholders. The Form 3 of Mr. Bane was amended by a Form 5 for 1995 to report ownership of shares by Planned Property Realty Corp.

(3) Includes 8,000 shares held by the Profit Sharing Plan of the Company of which Messrs. McCann and Dolphin are trustees and under which they share voting and investment powers as to such shares.

(4) Does not include 44,737 shares, 97,126 shares, 45,988 shares, 77,226 shares, 138,132 and 516,925 shares issuable upon exercise of options granted to Messrs. Chess, Dolphin, Giannotti, Kornblau, McCann and all directors and officers as a group, respectively, which are not exercisable within 60 days.

(5) Does not include a total of 1,263,708 shares beneficially owned by Mr. Kornblau's parents, beneficial ownership of which is disclaimed by Mr. Kornblau.

(6) Includes 1,323 shares in Mr. Lanford's self-directed IRA account, the purchase of which in June of 1993 was not reported to the Commission on a timely basis, but was reported on Mr. Lanford's Form 5 for 1995.

(7) In the event Ms. Sagalyn is elected to the Board at the Annual Meeting and certain proposed amendments to the Company's 1985 Stock Option Plan are approved, she will be granted 7,000 stock options.



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
                                                                                          ============     ===========

See accompanying notes.

                       UNITED DOMINION REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



Years ended December 31,                                                     1995             1994              1993
---------------------------------------------------------------------------------------------------------------------------
In thousands, except per share data
Revenues
     Rental income                                                             $195,240         $139,972           $89,084
     Interest and other income                                                    1,692              756               708
                                                                        ---------------- ----------------  ----------------
                                                                                196,932          140,728            89,792

Expenses
    Rental  expenses:
        Utilities                                                                14,464           11,206             7,838
        Repairs and maintenance                                                  30,374           21,216            13,950
        Real estate taxes                                                        14,058            9,658             5,777
        Property management                                                       5,300            4,645             2,782
        Other rental expenses                                                    17,446           12,141             7,512
    Depreciation of real estate owned                                            38,939           28,729            19,516
    Interest                                                                     40,646           28,521            17,237
    General and administrative                                                    4,865            4,803             3,349
    Other depreciation and amortization                                           1,103              691               545
    Impairment loss on real estate held for disposition (Note 2)                  1,700                -                 -
                                                                        ---------------- ----------------  ----------------
                                                                                168,895          121,610            78,506

Income before gains (losses) on sales of investments
    and extraordinary item                                                       28,037           19,118            11,286

Gains (losses) on sales of investments                                            5,090              108               (89)
                                                                        ---------------- ----------------  ----------------

Income before extraordinary item                                                 33,127           19,226            11,197

Extraordinary item -- early extinguishment of debt                                    -              (89)                -
                                                                        ---------------- ----------------  ----------------

Net income                                                                       33,127           19,137            11,197

Dividends to preferred shareholders                                               6,637                -                 -
                                                                        ---------------- ----------------  ----------------

Net income available to common shareholders                                    $ 26,490         $ 19,137           $11,197

Net income per common share                                                    $    .50         $    .41           $   .29
                                                                        ================ ================  ================

Weighted average number of common shares outstanding                             52,781           46,182            38,202




See accompanying notes.

                   UNITED DOMINION REALTY TRUST, INC.
             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
          FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

           (In thousands, except share and per share amounts)


                                                         Common Stock, $1 Par Value      Preferred Stock
                                                         ---------------------------- --------------------
                                                                                                            Additional
                                                               Number                  Number                Paid-in
                                                             of Shares      Amount    of Shares   Amount     Capital
                                                          ---------------- --------- -------------------------------- -
Balance at December 31, 1992                                   35,284,718   $35,285           -   $      -   $227,935
                                                                                              -          -
Common shares issued in public offering                         6,095,000     6,095           -          -     71,573
Exercise of common share options                                   98,900        99           -          -        741
Common shares purchased by officers, net of repayments            135,500       135           -          -      1,712
Common shares issued through dividend
   reinvestment and stock purchase Plan                            38,979        39           -          -        525
Common stock dividends declared ($.70 per share)                        -         -           -          -          -
Net income                                                              -         -           -          -          -
                                                          ---------------- --------- ----------- ---------- -----------
Balance at December 31, 1993                                   41,653,097    41,653                           302,486

Common shares issued in public offering                         8,479,400     8,479           -          -    105,731
Exercise of common share options                                   50,488        51           -          -        456
Common shares purchased by officers, net of repayments            137,500       138           -          -      1,652
Common shares issued through Dividend
   Reinvestment and stock purchase Plan                            35,155        35           -          -        472
Common stock dividends declared ($.78 per share)                        -         -           -          -          -
Net income                                                              -         -           -          -          -
                                                          ---------------- --------- ----------- ---------- -----------
Balance at December 31, 1994                                   50,355,640    50,356           -               410,797

Common shares issued in direct institutioanl sale               1,360,000     1,360           -                16,452
Preferred shares issued in public offering                              -         -   4,200,000    105,000    (3,522)
Common shares issued in public offering                         4,550,000     4,550           -          -     56,376
Exercise of common share options                                   98,536        98           -          -        717
Common shares purchased by officers, net of repayments             10,000        10           -          -        136
Common shares issued through Employee Stock Purchase Plan           1,157         1           -          -         15
Preferred stock dividends declared  (1.58 per share)                    -         -           -          -          -
Common stock dividends declared ($.90 per share)                        -         -           -          -          -
Unrealized gain on securities available for sale at
  December 31, 1995                                                     -         -           -          -          -

Net income                                                              -         -           -          -          -
                                                          ================ ========= =========== =========== ========
Balance at December 31, 1995                                   56,375,333   $56,375   4,200,000   $105,000   $480,971
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

REAL ESTATE ASSETS AND DEPRECIATION On October 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" for the fiscal year ended December 31, 1995. The statement requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows are not sufficient to recover the assets, carrying value. If such indicators are present, an impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value.

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

11. UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA

Summarized unaudited consolidated quarterly financial data for the years ended December 31, 1995 and 1994 is as follows: (In thousands, except per share data):

                                                                               Three Months Ended

1995                                                 March 31           June 30*        September 30**    December 31
----                                                 --------           -------         ------------      -----------
Rental income                                          $45,493           $47,747          $49,842          $52,158
Income before gains (losses) on sales of
   investments and extraordinary item                    6,087             6,993            5,599            9,358
Net income                                               6,150            11,569            5,804            9,604
Dividends to preferred shareholders                         --             1,781            2,428            2,428
Net income available to common shareholders              6,150             9,788            3,376            7,176
Per share:
Net income per common share                                .12               .19              .07              .13
Weighted average number of common shares outstanding    51,125            51,776           51,883           56,293

* For the quarter ended June 30, 1995, the Company recognized a $4.6 million aggregate book gain on the sales of real estate.

** For the quarter ended September 30, 1995, the Company recognized a $1.7 million impairment loss on real estate held for disposition (Note 2).

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                Three Months Ended
1994                                                 March 31            June 30        September 30     December 31
----                                                 --------            -------        ------------     -----------
Rental income                                          $26,706           $29,673          $39,526          $44,066
Income before gains (losses) on sales of
   investments and extraorindary item                    3,415             4,067            5,995            5,641
Net income                                               3,415             3,978            5,975            5,768
Dividends to preferred shareholders                         --                --               --               --
Net income available to common shareholders              3,415             3,978            5,975            5,768
Per share:
Net income per common share                                .08               .09              .12              .11
Weighted average number of common shares
outstanding                                             41,688            42,508           50,153           50,241




SCHEDULE III.
Summary of Real Estate Owned



                                                                                                                 Cost of
                                                                                                                Improvements
                                                                               Initial Cost to                   Capitalized
                                                                         Trust                                  Subsequent to
                                                                         Land and            Buildings           Acquisition
                                                                           Land                 and                (Net of
                                                  Encumbrances         Improvements         Improvements          Disposals)
                                              -------------------------------------------------------------------------------------
Apartments:
  2131 Apartments/Nashville, TN                        $                     $  869,860           $9,155,185           $1,885,836
  Alafaya Woods/Orlando, FL                                     --            1,653,000            9,042,256              677,711
  Alexander Glen/Charlotte, NC                           5,490,273              698,860            6,488,061              191,044
  Andover Place/Orlando, FL                              5,620,000            1,732,406            3,943,184              119,804
  Bay Cove/Clearwater, FL                                       --            2,928,847            6,578,257            1,193,572
  Bayberry Commons/Portsmouth, VA                               --              516,800            3,485,645            1,027,509
  Beechwood/Greensboro, NC                                      --            1,409,377            6,086,677              338,460
  Braeland Commons/Columbia, MD                          4,955,000            1,564,942            7,006,574              298,101
  Braeton Bay/ Richmond, VA                                     --            2,059,252           15,049,088               36,281
  Bramblewood/Goldsboro, NC                                     --              401,538            3,150,912              946,532
  Brantley Pines/Fort Myers, FL                                 --              841,400            5,914,766              738,168
  Briar Club/Memphis, TN                                        --            1,214,400            6,928,959              633,837
  Brittingham Square/Salisbury, MD                              --              650,143            4,962,246               24,314
  Brynn Marr/Jacksonville, NC                                   --              432,974            3,821,508            1,047,691
  Canterbury Woods/Charlotte, NC                                --              409,675            5,011,435            1,693,246
  Cinnamon Ridge/Raleigh, NC                             7,000,000              967,230            3,337,197            4,065,357
  Clear Run/Wilmington, NC                                      --              874,830            8,586,978              803,448
  Cleary Court/Fort Lauderdale, FL                              --            2,399,848            7,913,450              214,893
  Colonial Villa/Columbia, SC                                   --            1,014,181            5,100,269            1,060,785
  Colony of Stone Mountain/Atlanta, GA                          --            3,160,000            5,641,646            3,027,996
  Colony Village/New Bern, NC                                   --              346,330            3,036,956            1,003,058
  Copperfield/Fort Lauderdale, FL                               --            4,424,128           20,428,969              192,416
  Country Walk/Columbia, SC                                     --              422,113            3,133,623            1,164,098
  Courthouse Green/Richmond, VA                                 --              732,050            4,702,353            1,314,310
  Courtney Square/Raleigh, NC                                   --            1,114,600            5,119,259            1,105,031
  The Cove at Lake Lynn/Raleigh, NC                             --            1,723,363            5,303,760              534,936
  Covington Crossing/Memphis, TN                                --            1,296,240            3,792,590              791,425
  Craig Manor/Salem,VA                                          --              282,200            2,419,570              607,073
  The Creek/Wilmington, NC                                      --              417,500            2,506,206              845,450
  Crescent Square/Atlanta, GA                                   --            1,057,000            6,865,036            4,281,851
  Crossroads/Columbia, SC                                       --            2,074,800           13,710,803              852,600
  Dover Country Club/Dover, DE                                  --            2,007,878            6,347,331              539,290
  Dover Village/Orlando, FL                                     --            2,894,702            6,456,100            1,591,328
  Dunwoody Pointe/Atlanta, GA                            6,027,182            2,763,324            6,902,996               33,189
  Eastwind/Virginia Beach, VA                                   --              155,000            5,316,738            1,296,863
  Eden Commons/Columbia, MD                              8,450,000            2,361,167            9,384,171              485,788
  Emerald Bay/Charlotte, NC                                     --              626,070            4,722,862            2,106,220
  English Hills/Richmond, VA                                    --            1,979,174           11,524,313            2,800,786
  Excalibur/Charlotte, NC                                       --            1,115,261            8,629,877              384,157
  Fisherman's Village/Orlando, FL                               --            2,387,368            7,458,897                2,070
  Forest Hills/Wilmington, NC                                   --            1,028,000            5,420,478              685,376
  Forest Lakes at Oyster Point/
    Newport News, VA                                            --              780,117            8,861,878              179,850
  Forestbrook/Columbia, SC                               5,000,000              395,516            2,902,040            1,180,092
  Foxcroft/Tampa, FL                                            --              749,400            3,927,644              630,825
  Franklin Mansions-Land/Nashville, TN                          --            2,104,394                    0               34,582
  Gable Hill/Columbia, SC                                       --              824,847            5,307,194              713,648
  Gatewater Landing/Glen Burnie, MD                             --            2,078,422            6,084,526              701,153
  Grand Oaks/Charlotte, NC                                      --              446,075            4,463,344            2,388,036
  Great Oaks/Baltimore, MD                                      --            2,919,481            9,075,956              933,009
  Greens at Cedar Chase/Dover, DE                               --            1,528,667            4,830,738               61,963
  Greens of Constant Friendship/
    Baltimore, MD                                               --              903,122            4,668,956               19,896
  Greens at Cross Court/Easton, MD                              --            1,182,414            4,544,012               29,049
  Greens at Falls Run/Fredericksburg, VA                        --            2,730,722            5,300,203               24,678
  Greens at Hilton Run/Lexington Park, MD                       --            2,754,447           10,482,579               46,362
  Greens at Hollymead/Charlottesville, VA                       --              965,114            5,250,374               25,211
  Greens at Schumaker Pond/Salisbury, MD                        --              709,559            6,117,582               45,879
  Greentree Place/Jacksonville, FL                      12,455,000            1,634,330           11,226,990              683,250
  Griffin Crossing/Atlanta, GA                                  --            1,509,633            7,544,018              438,413
  The Groves/Daytona Beach, FL                                  --              789,953            4,767,055                5,565
  Gwinnett Square/Atlanta, GA                                   --            1,924,325            7,376,454              221,285
  Hampton Court/Alexandria, VA                                  --            7,388,420            4,811,937              405,764
  Hampton Forest/Greenville, SC                                 --              454,140            2,578,103              339,651
  Hampton Greene/Columbia, SC                            7,841,033            1,363,046           10,118,453              362,098
  Harbour Town/Nashville, TN                                    --              572,567            3,522,092              347,367
  Harris Pond/Charlotte, NC                              5,138,798              886,788            6,714,647              141,351
  Heather Lake/Hampton, VA                                      --              616,800            3,400,672            2,083,099
  Heatherwood/Greenville, SC                                    --              354,566            3,234,105              612,300
  Heritage Trace/Newport News, VA                        3,900,000              880,000            2,312,285            1,602,989
  Hickory Run/Nashville, TN                                     --            1,468,727           11,583,786                7,423
  Hickory Pointe/Memphis, TN                                    --            1,074,424            6,052,020              209,528
  The Highlands/Charlotte, NC                                   --              321,400            2,830,346            1,869,598
  Holly Tree Park/Waldorf, MD                                   --            1,576,366            5,095,323              209,332
  Hunters Ridge/Plant City, FL                                  --            2,461,548           10,942,434              380,594
  Hunters Trace/Memphis, TN                              5,890,000              888,440            6,676,552              620,810
  Hunting Ridge/Greenville, SC                           3,265,000              449,500            2,234,882              251,166
  Indian Hills/Anniston, AL                                     --              338,335            3,715,585              131,859
  Key Pines/Spartanburg, SC                                     --              601,693            3,773,304              995,721
  Knolls at Newgate/Fairfax, VA                                 --            1,725,725            3,518,741              502,864
  The Lakes/Nashville, TN                                       --            1,285,657            5,980,197              673,350
  Lake Washington Downs/Melbourne, FL                           --            1,434,450            4,940,166              643,691
  Lakeside North/Orlando, FL                            12,440,000            1,532,700           11,076,062            1,455,899
  Lakewood Place/Tampa, FL                                      --            1,395,051           10,647,377              468,348
  The Landing/Greenville, SC                                    --              685,000            5,622,454              343,643
  Laurel Ridge/Roanoke, VA                               2,960,000              445,400            2,531,357            1,087,345
  Laurel Village/Richmond, VA                                   --              694,281            3,119,716              521,788
  The Ledges/Winston-Salem, NC                                  --              492,283            1,561,947            4,608,575
  Legacy Hill/Nashville, TN                              5,223,854            1,147,660            5,867,567               14,243
  Liberty Crossing/Jacksonville, NC                      1,463,867              840,000            3,873,139            1,541,088
  Mallard Green/Charlotte, NC                                   --              329,300            2,766,436               59,970
  Mallards of Wedgewood/Lakeland, FL                            --              959,283            6,864,666              269,595
  Manor at England Run/Fredericksburg, VA                       --            1,710,477            6,413,447            1,376,993
  Marble Hill/Richmond, VA                               3,317,218              825,760            5,147,968               43,290
  Meadow Run/Richmond, VA                                       --              636,059            3,423,884            1,171,082
  Meadowdale Lakes/Richmond, VA                            920,431            1,581,671            6,717,237            2,940,350
  Mediterranean Village/Miami, FL                               --            2,064,788           11,939,113              203,754
  The Melrose/Dumfries, VA                               5,312,183              662,000            3,705,404            3,875,979
  Mill Creek/Wilmington, NC                                     --              597,248            4,618,561              711,353
  Northview/Salem, VA                                           --              171,600            1,238,501              558,122
  Olde West Village/Richmond, VA                         3,871,932            1,965,097           12,203,965            1,621,856


  Orange Orlando/Orlando, FL                                    --            1,233,151            2,177,417            1,033,037
  Overlook/Greenville, SC                                       --              824,600            5,079,443            1,269,184
  Palm Grove/Tampa, FL                                          --              616,121            5,268,814              528,323
  The Park/Columbia, SC                                         --            1,004,072            5,535,334            1,087,409
  Park Green/Raleigh, NC                                        --              500,000            4,321,872              826,318
  Parkwood Court/Alexandria, VA                          6,125,000            2,482,633            3,813,116            1,487,638
  Patriot Place/Florence, SC                             2,200,000              212,500            1,600,757            5,324,114
  Peppertree/Charlotte, NC                                      --            1,546,267            7,699,221              651,899
  Pinebrook/Clearwater,FL                                       --            1,780,375            2,458,172            1,794,704
  Plum Chase/Columbia, SC                                7,000,000              802,750            3,149,607            4,495,788
  Regatta Shores/Orlando, FL                                    --              757,008            6,607,367              897,071
  River Place/Macon, GA                                         --            1,097,280            7,492,385              773,156
  River Road/Ettrick, VA                                        --              229,699            1,648,394              852,288
  Riverwind/Spartanburg, SC                                     --              802,484            6,386,212              435,996
  Rollingwood/Richmond, VA                               2,437,210              777,971            5,058,707            1,962,714
  Royal Oaks/Savannah, GA                                6,407,421              533,100            9,907,978              263,770
  Santa Barbara Landing/Naples, FL                       4,997,916            1,134,120            8,019,814              415,782
  The Shire/Raleigh, NC                                         --            1,791,215           11,968,852            1,052,616
  Somerset/Charleston, SC                                       --              485,160            4,053,792              354,292
  St. Andrews/Columbia, SC                                      --              976,192            6,866,147              203,261
  St. Andrews Commons/Columbia, SC                              --            1,428,826            9,371,378              472,524
  Spring Forest/Raleigh, NC                                     --            1,257,500            8,586,255            1,720,167
  Stanford Village/Atlanta, GA                                  --              884,500            2,807,839              571,596
  Summit West/Tampa, FL                                         --            2,176,500            4,709,970            1,283,882
  Three Fountains/Montgomery, AL                                --            1,075,009            6,853,156              296,991
  Timbercreek/Richmond, VA                                      --              379,000            2,030,525            1,134,137
  Twin Coves/Baltimore, MD                               3,750,000              912,771            2,893,861              456,530
  Twin Rivers/Hopewell, VA                                      --              149,200              885,671            1,168,191
  University Club/Ft. Lauderdale, FL                            --            1,390,220            6,992,620               68,216
  Village at Old Tampa Bay/Oldsmar, FL                          --            1,750,320           10,756,337            1,021,604
  Vinyards/Orlando, FL                                   9,450,000            1,840,230           11,571,625              762,042
  Walnut Creek/Raleigh, NC                                      --            3,170,290           21,718,401            1,001,894
  Waterford/Columbia, SC                                        --              957,980            6,926,736              316,229
  West Knoll/Newark, DE                                         --              305,138            3,564,067               53,563
  Windsor Harbor/Charlotte, NC                                  --              475,000            3,928,113            1,960,573
  Woodscape/Newport News, VA                                    --              798,700            7,209,525            1,795,276
  Woodside/Baltimore, MD                                13,645,000            3,112,881            8,864,762            2,043,322


Shopping Centers:
  Gloucester Exchange/Gloucester, VA                            --              403,688            2,278,553              251,415

Office and Industrial Buildings:
  Franklin St./Richmond, VA                                     --               67,900              282,173               75,843
  Meadowdale Offices/Richmond, VA                               --              240,563              359,913               93,340
  Statesman Park/Roanoke, VA                                    --               90,162              565,557              101,050
  Tri-County Buildings/Bristol, TN                              --              275,580              900,281            1,263,000

                                              -------------------------------------------------------------------------------------
                                                      $172,554,318         $171,545,275         $829,663,874         $129,889,218
                                              =====================================================================================

Real Estate Held for Disposition
Apartments:
  Azalea/Richmond, VA                                 $         --         $    272,522         $  2,721,686         $  1,009,575
  Cedar Point/Raleigh, NC                                       --               75,400            4,514,435            2,921,515
  Mill Creek/Atlanta, GA                                        --              529,800            3,996,252            3,387,840
  Summit-on-Park/Charlotte, NC                                  --              147,000            1,021,602              964,072
  Towne Square/Hopewell, VA                              1,246,067              109,500              909,897              782,567
  Woodland Hollow/Charlotte, NC                          3,230,710              755,000            5,393,023            1,462,042


Shopping Centers:
  Circle/Richmond, VA                                           --              885,964            1,836,464            1,627,917
  Deerfield Plaza/Myrtle Beach, SC                              --              883,767            2,182,509              646,872
  Hanover Village-Land/Richmond, VA                             --            1,623,910                    0                    0
  Laburnum Park-Land/Richmond, VA                               --              300,000                    0                    0
  Meadowdale/Richmond, VA                                       --            1,099,620            3,875,145            1,106,516
  The Village/Durham, NC                                        --            1,355,000            3,814,496            3,506,490
  Village Square/Myrtle Beach, SC                               --            3,070,000            6,428,614              183,638
  Willow Oaks/Hampton, VA                                3,450,000              934,220            1,211,045            7,040,401

                                              -------------------------------------------------------------------------------------
                                                        $7,926,777          $12,041,703          $37,905,168          $24,639,445
                                              =====================================================================================






                                                           Gross
                                                        Amount at Which
                                                          Carried at
                                                        Close of Period
                                                Land and         Buildings
                                                  Land              and                Total       Accumulated       Date of
                                              Improvements      Improvements            (a)        Depreciation     Construction
                                           --------------------------------------------------------------------------------------
Apartments:
  2131 Apartments/Nashville, TN             $1,062,415        $10,848,466         $11,910,881    $1,121,296           1972

  Alafaya Woods/Orlando, FL                  1,844,091          9,528,876          11,372,967       418,403         1988/90
  Alexander Glen/Charlotte, NC                 773,128          6,604,837           7,377,965       323,093           1989
  Andover Place/Orlando, FL                  1,735,808          4,059,586           5,795,394        44,678           1988
  Bay Cove/Clearwater, FL                    3,102,629          7,598,047          10,700,676       959,209           1972
  Bayberry Commons/Portsmouth, VA              709,610          4,320,344           5,029,954     1,559,058         1973/74
  Beechwood/Greensboro, NC                   1,563,537          6,270,977           7,834,514       505,188           1985
  Braeland Commons/Columbia, MD              1,611,272          7,258,345           8,869,617       815,136           1983
  Braeton Bay/ Richmond, VA                  2,059,251         15,085,370          17,144,621             0           1989
  Bramblewood/Goldsboro, NC                    508,726          3,990,256           4,498,982     1,766,200         1980/82
  Brantley Pines/Fort Myers, FL              1,299,078          6,195,256           7,494,334       323,441           1986
  Briar Club/Memphis, TN                     1,297,103          7,480,093           8,777,196       352,646           1987
  Brittingham Square/Salisbury, MD             652,547          4,984,156           5,636,703       114,215           1991
  Brynn Marr/Jacksonville, NC                  548,205          4,753,968           5,302,173     2,100,186         1973/77
  Canterbury Woods/Charlotte, NC               545,477          6,568,879           7,114,356     2,654,210         1968/70
  Cinnamon Ridge/Raleigh, NC                 1,262,601          7,107,183           8,369,784     2,708,510         1968/70
  Clear Run/Wilmington, NC                   1,080,927          9,184,329          10,265,256       471,906         1987/89
  Cleary Court/Fort Lauderdale, FL           2,473,000          8,055,191          10,528,191       301,692         1984/85
  Colonial Villa/Columbia, SC                1,375,899          5,799,336           7,175,235       797,087           1974
  Colony of Stone Mountain/Atlanta, GA       3,876,604          7,953,038          11,829,642     2,545,917         1970/72
  Colony Village/New Bern, NC                  483,387          3,902,957           4,386,344     1,816,821         1972/74
  Copperfield/Fort Lauderdale, FL            4,464,327         20,581,186          25,045,513       860,540           1991
  Country Walk/Columbia, SC                    648,953          4,070,881           4,719,834     1,018,092           1974
  Courthouse Green/Richmond, VA                941,166          5,807,547           6,748,713     2,550,308         1974/78
  Courtney Square/Raleigh, NC                1,262,896          6,075,994           7,338,890       566,746         1979/81
  The Cove at Lake Lynn/Raleigh, NC          1,857,167          5,704,892           7,562,059       850,951           1986
  Covington Crossing/Memphis, TN             1,351,759          4,528,496           5,880,255       235,304           1974
  Craig Manor/Salem,VA                         355,235          2,953,608           3,308,843     1,003,519           1975
  The Creek/Wilmington, NC                     456,598          3,312,558           3,769,156       550,140           1973
  Crescent Square/Atlanta, GA                1,343,952         10,859,935          12,203,887     3,271,318           1970
  Crossroads/Columbia, SC                    2,121,539         14,516,664          16,638,203       782,180         1977/84
  Dover Country Club/Dover, DE               2,168,760          6,725,739           8,894,499       352,676           1970
  Dover Village/Orlando, FL                  3,092,825          7,849,305          10,942,130       939,262           1981
  Dunwoody Pointe/Atlanta, GA                2,763,324          6,936,185           9,699,509        46,546           1980
  Eastwind/Virginia Beach, VA                  291,688          6,476,913           6,768,601     2,188,093           1970
  Eden Commons/Columbia, MD                  2,436,429          9,794,698          12,231,127     1,121,640           1984
  Emerald Bay/Charlotte, NC                  1,131,773          6,323,379           7,455,152     2,061,112           1972
  English Hills/Richmond, VA                 2,428,574         13,875,699          16,304,273     2,741,039         1969/76
  Excalibur/Charlotte, NC                    1,159,881          8,969,414          10,129,295       483,960           1987
  Fisherman's Village/Orlando, FL            2,387,368          7,460,967           9,848,335             0           1984
  Forest Hills/Wilmington, NC                1,137,457          5,996,397           7,133,855       834,883         1964/69
  Forest Lakes at Oyster Point/
    Newport News, VA                           790,464          9,031,380           9,821,844       107,497           1986
  Forestbrook/Columbia, SC                     541,808          3,935,840           4,477,648       465,784           1974
  Foxcroft/Tampa, FL                           912,892          4,394,977           5,307,869       565,121           1972
  Franklin Mansions-Land/Nashville, TN       2,138,976                  0           2,138,976             0            --
  Gable Hill/Columbia, SC                    1,053,085          5,792,604           6,845,689     1,470,965           1985
  Gatewater Landing/Glen Burnie, MD          2,103,284          6,760,817           8,864,101       817,006           1970
  Grand Oaks/Charlotte, NC                     794,520          6,502,935           7,297,455     3,149,328         1966/67
  Great Oaks/Baltimore, MD                   3,102,786          9,825,660          12,928,446       558,796           1974
  Greens at Cedar Chase/Dover, DE            1,533,892          4,887,476           6,421,368       113,804           1988
  Greens of Constant Friendship/
    Baltimore, MD                              907,823          4,684,151           5,591,974       109,006           1990
  Greens at Cross Court/Easton, MD           1,186,510          4,568,965           5,755,475       107,125           1987
  Greens at Falls Run/Fredericksburg, VA     2,733,209          5,322,394           8,055,603       128,198           1989
  Greens at Hilton Run/Lexington Park, MD    2,769,799         10,513,589          13,283,388       244,127           1988
  Greens at Hollymead/Charlottesville, VA      967,686          5,273,013           6,240,699       122,986           1990
  Greens at Schumaker Pond/Salisbury, MD       710,607          6,162,413           6,873,020       139,725           1988
  Greentree Place/Jacksonville, FL           1,796,141         11,748,429          13,544,570       576,246           1986
  Griffin Crossing/Atlanta, GA               1,589,778          7,902,286           9,492,064       491,590         1987/89
  The Groves/Daytona Beach, FL                 789,952          4,772,621           5,562,573             0           1989
  Gwinnett Square/Atlanta, GA                1,933,560          7,588,504           9,522,064       202,189           1985
  Hampton Court/Alexandria, VA               7,526,928          5,079,193          12,606,121       641,707           1967
  Hampton Forest/Greenville, SC                554,486          2,817,408           3,371,894       160,103           1968
  Hampton Greene/Columbia, SC                1,561,771         10,281,826          11,843,597       510,706           1990
  Harbour Town/Nashville, TN                   698,564          3,743,462           4,442,026       330,303           1974
  Harris Pond/Charlotte, NC                    903,859          6,838,927           7,742,786       355,554           1987

  Heather Lake/Hampton, VA                     781,743          5,318,828           6,100,571     3,278,373         1972/74
  Heatherwood/Greenville, SC                   428,725          3,772,246           4,200,971       386,223           1978
  Heritage Trace/Newport News, VA            1,172,351          3,622,923           4,795,274     1,456,429           1973
  Hickory Run/Nashville, TN                  1,468,726         11,591,210          13,059,936             0           1989
  Hickory Pointe/Memphis, TN                 1,171,404          6,164,568           7,335,972       210,743           1985
  The Highlands/Charlotte, NC                  542,070          4,479,274           5,021,344     2,315,855           1970
  Holly Tree Park/Waldorf, MD                1,607,351          5,273,670           6,881,021       288,373           1973
  Hunters Ridge/Plant City, FL               2,643,760         11,140,816          13,784,576       204,753           1992
  Hunters Trace/Memphis, TN                    979,724          7,206,078           8,185,802       315,871           1986
  Hunting Ridge/Greenville, SC                 518,172          2,417,376           2,935,548       102,539           1972
  Indian Hills/Anniston, AL                    356,896          3,828,883           4,185,779       206,948           1975
  Key Pines/Spartanburg, SC                    693,915          4,676,803           5,370,718       718,008           1974
  Knolls at Newgate/Fairfax, VA              1,758,439          3,988,891           5,747,330       248,963           1972
  The Lakes/Nashville, TN                    1,421,521          6,517,683           7,939,204       626,857           1986
  Lake Washington Downs/Melbourne, FL        1,579,894          5,438,413           7,018,307       517,474           1984
  Lakeside North/Orlando, FL                 1,631,060         12,433,601          14,064,661       749,480           1984
  Lakewood Place/Tampa, FL                   1,492,758         11,018,018          12,510,776       736,132           1986
  The Landing/Greenville, SC                   778,256          5,872,841           6,651,097       320,790           1976
  Laurel Ridge/Roanoke, VA                     648,390          3,415,713           4,064,102     1,361,250         1970/72
  Laurel Village/Richmond, VA                  776,450          3,559,335           4,335,785       744,590           1972
  The Ledges/Winston-Salem, NC               1,120,186          5,542,619           6,662,805     3,102,639           1959
  Legacy Hill/Nashville, TN                  1,145,660          5,883,810           7,029,470             0           1977
  Liberty Crossing/Jacksonville, NC          1,147,544          5,106,683           6,254,227     1,536,636         1972/74
  Mallard Green/Charlotte, NC                  363,283          2,792,423           3,155,706       150,891           1985
  Mallards of Wedgewood/Lakeland, FL           988,894          7,104,649           8,093,543       101,421           1985
  Manor at England Run/Fredericksburg, VA    3,020,706          6,480,211           9,500,917       150,515           1990
  Marble Hill/Richmond, VA                     828,620          5,188,398           6,017,018        56,700           1973
  Meadow Run/Richmond, VA                      834,395          4,396,630           5,231,025     2,128,682         1973/74
  Meadowdale Lakes/Richmond, VA              2,193,200          9,046,058          11,239,258     4,385,577         1967/71
  Mediterranean Village/Miami, FL            2,128,736         12,078,919          14,207,655       516,120           1989
  The Melrose/Dumfries, VA                   1,329,494          6,913,889           8,243,383     3,290,228           1951
  Mill Creek/Wilmington, NC                    786,991          5,140,171           5,927,162       978,398           1986
  Northview/Salem, VA                          216,569          1,751,654           1,968,223     1,087,848           1969
  Olde West Village/Richmond, VA             2,216,484         13,574,434          15,790,918     4,689,698      1978/82/85/87

  Orange Orlando/Orlando, FL                 1,388,200          3,055,405           4,443,605       491,946           1971
  Overlook/Greenville, SC                    1,124,928          6,048,299           7,173,227       335,598           1976
  Palm Grove/Tampa, FL                         727,179          5,686,079           6,413,258       423,564         1969/71
  The Park/Columbia, SC                      1,250,402          6,376,413           7,626,815       315,569         1975/77
  Park Green/Raleigh, NC                       549,180          5,099,009           5,648,189     1,030,126           1987
  Parkwood Court/Alexandria, VA              2,577,866          5,205,521           7,783,387       517,354           1964
  Patriot Place/Florence, SC                 1,355,659          5,781,712           7,137,371     2,303,536           1974
  Peppertree/Charlotte, NC                   1,622,411          8,274,976           9,897,387       681,938           1987
  Pinebrook/Clearwater,FL                    1,860,267          4,172,984           6,033,251       456,035           1977
  Plum Chase/Columbia, SC                    1,084,908          7,363,237           8,448,145     2,184,841           1974
  Regatta Shores/Orlando, FL                   992,064          7,269,382           8,261,446       431,756           1988
  River Place/Macon, GA                      1,393,689          7,969,132           9,362,821       583,704           1988
  River Road/Ettrick, VA                       316,464          2,413,917           2,730,381     1,389,984         1973/74
  Riverwind/Spartanburg, SC                    890,960          6,733,732           7,624,692       558,121           1987
  Rollingwood/Richmond, VA                   1,051,511          6,747,881           7,799,392     3,229,781         1974/78
  Royal Oaks/Savannah, GA                      556,206         10,148,642          10,704,848       546,921           1980
  Santa Barbara Landing/Naples, FL           1,247,876          8,321,840           9,569,716       416,825           1987
  The Shire/Raleigh, NC                      1,978,587         12,834,096          14,812,683       823,801         1982/84
  Somerset/Charleston, SC                      536,990          4,356,254           4,893,244       226,962           1979
  St. Andrews/Columbia, SC                   1,023,055          7,022,545           8,045,600       385,681           1972
  St. Andrews Commons/Columbia, SC           1,569,651          9,703,077          11,272,728     1,117,341           1986
  Spring Forest/Raleigh, NC                  1,408,066         10,155,856          11,563,922     2,207,645         1978/81
  Stanford Village/Atlanta, GA               1,054,857          3,209,078           4,263,935     1,061,691           1985
  Summit West/Tampa, FL                      2,348,038          5,822,314           8,170,352       720,301           1972
  Three Fountains/Montgomery, AL             1,094,419          7,130,737           8,225,156       430,211           1973
  Timbercreek/Richmond, VA                     516,962          3,026,700           3,543,662     1,715,738           1969
  Twin Coves/Baltimore, MD                   1,004,466          3,258,696           4,263,162       168,906           1974
  Twin Rivers/Hopewell, VA                     351,158          1,851,904           2,203,062     1,256,585           1972
  University Club/Ft. Lauderdale, FL         1,430,079          7,020,977           8,451,056        64,175           1988
  Village at Old Tampa Bay/Oldsmar, FL       2,007,013         11,521,248          13,528,261       911,846           1986
  Vinyards/Orlando, FL                       2,080,739         12,093,158          14,173,897       538,874         1984/86
  Walnut Creek/Raleigh, NC                   3,342,023         22,548,562          25,890,585     1,337,751         1985/86
  Waterford/Columbia, SC                     1,030,567          7,170,378           8,200,945       397,939           1985
  West Knoll/Newark, DE                        305,138          3,617,630           3,922,768       185,318           1964
  Windsor Harbor/Charlotte, NC                 892,976          5,470,710           6,363,686     1,822,128           1971
  Woodscape/Newport News, VA                 1,006,107          8,797,394           9,803,501     2,832,621         1974/76
  Woodside/Baltimore, MD                     3,329,380         10,691,585          14,020,965       609,255           1966


Shopping Centers:
  Gloucester Exchange/Gloucester, VA           492,475          2,441,181           2,933,656       702,939           1974

Office and Industrial Buildings:
  Franklin St./Richmond, VA                     67,900            358,016             425,916       129,929           1890
  Meadowdale Offices/Richmond, VA              258,144            435,674             693,818       292,043           1983
  Statesman Park/Roanoke, VA                   147,996            608,773             756,769       410,485           1974
  Tri-County Buildings/Bristol, TN             364,120          2,074,738           2,438,859       716,173         1976/79

                                           --------------------------------------------------------------------------------
                                          $193,672,389       $937,425,977      $1,131,098,366  $129,454,008
                                           ================================================================================


Real Estate Held for Disposition
Apartments:
  Azalea/Richmond, VA                     $   403,786        $  3,599,997      $    4,003,783  $  1,650,368           1967
  Cedar Point/Raleigh, NC                     231,347           7,280,003           7,511,350     3,455,287           1972
  Mill Creek/Atlanta, GA                      857,665           7,056,227           7,913,892     2,318,840           1972
  Summit-on-Park/Charlotte, NC                245,650           1,887,024           2,132,674     1,091,746           1963
  Towne Square/Hopewell, VA                   326,080           1,475,884           1,801,964       853,610           1967
  Woodland Hollow/Charlotte, NC               968,333           6,641,732           7,610,065     2,720,964         1974/76


Shopping Centers:
  Circle/Richmond, VA                         949,970           3,400,375           4,350,345     2,069,506        1956/62/67
  Deerfield Plaza/Myrtle Beach, SC          1,267,012           2,446,136           3,713,148       841,228           1979
  Hanover Village-Land/Richmond, VA         1,623,910                   0           1,623,910         5,090            --
  Laburnum Park-Land/Richmond, VA             300,000                   0             300,000             0            --
  Meadowdale/Richmond, VA                   1,288,237           4,793,044           6,081,281     1,770,793         1976/82
  The Village/Durham, NC                    2,175,372           6,500,614           8,675,986     2,138,586           1965
  Village Square/Myrtle Beach, SC           3,726,673           5,956,579           9,683,252     1,946,883         1978/79
  Willow Oaks/Hampton, VA                   3,102,314           6,083,352           9,185,666     2,709,294         1968/74

                                        --------------------------------------------------------------------
                                          $17,466,349         $57,120,967         $74,587,316   $23,572,195
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