Form 10-Q/A
UNITED DOMINION REALTY TRUST INC
filed 1996-05-20
CIK 74208

===============================================================================


                                  FORM 10-Q/A
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                AMENDMENT NO. 3

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



Consolidated Balance Sheet

The Consolidated Balance Sheet at September 30, 1995 was revised to show "Real Estate Held for Disposition", as a separate line item.


Consolidated Statements of Operations

The Consolidated Statements of Operations for the three months and the nine months ended September 30, 1995 were revised to reflect $1.7 million impairment loss originally recorded in the fourth quarter of 1995. In addition, the Consolidated Statements of Operations were revised to be consistent with the format in the Annual Report on Form 10- K for the year ended December 31, 1995.



Consolidated Statements of Cash Flow and Shareholders Equity

The Statements were revised to reflect the $1.7 million impairment loss on real estate held for disposition recorded in the third quarter of 1995.


Notes to Consolidated Financial Statements

Note 1 was updated to reference Note 9. Note 10 was added to discuss Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and the $1.7 million impairment loss recorded during the third quarter of 1995.


Management's Discussion of Financial Condition and Operations

Management's Discussion of Financial Condition and Operations was revised as follows: (i) the reference to the dividend payout ratio under the caption "Financial Condition" in Management's Discussion of Financial Condition and Operations has been deleted, (ii) the paragraph discussing General and Administrative expense for the third quarter of 1995 versus the third quarter of 1994 was updated to include an explanation of the decrease in general and administrative expense for the third quarter of 1995, (iii) the last paragraph under Results of Operations for the Nine Month Periods Ended September 30, 1995 and 1994 discussing Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" was revised to reflect the impairment loss in the third quarter of 1995, (iv) results of operations was revised to account for the $1.7 million impairment loss on real estate held for disposition, and (v) deleted the reference to net operating income.



Exhibit 12

Exhibit 12 was revised to reflect the change in the Consolidated Statements of Operations and the reference to Funds from Operations was deleted.


                                    UNITED DOMINION REALTY TRUST, INC.
                                        (Registrant)

                                    By: /s/ JERRY A. DAVIS

                                    Jerry A. Davis, Vice President
                                    Corporate Controller

================================================================================

                       UNITED DOMINION REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (in thousands, except share data)

                                                                                           September 30,   December 31,
                                                                                               1995            1994
                                                                                            -----------    -----------
Assets

Real estate owned: (Notes 7 and 8)

         Apartments                                                                         $ 1,070,441    $   928,758
         Shopping centers                                                                         1,722         74,237
         Office and industrial buildings                                                          4,608          4,604
                                                                                            -----------    -----------
                                                                                              1,076,771      1,007,599
         Less accumulated depreciation                                                          130,228        120,341
                                                                                            -----------    -----------
                                                                                                946,543        887,258
Real Estate held for disposition (Note 10)                                                       41,630           --
Cash and cash equivalents                                                                         7,031          7,261
Receivable from underwriters (Note 5)                                                            57,354           --
Other assets (Note 8)                                                                            27,417         17,394
                                                                                            -----------    -----------

                                                                                            $ 1,079,975    $   911,913
                                                                                            ===========    ===========

Liabilities and Shareholders' Equity

Mortgage notes payable (Note 3)                                                             $   166,732    $   158,449
7 1/4% Notes due April 1, 1999                                                                   75,000         75,000
8 1/2% Debentures due September 15, 2024                                                        150,000        150,000
Other notes payable (Note 4)                                                                    134,992        143,215
Accounts payable, accrued expenses and
         other liabilities                                                                       22,984         18,459
Distributions payable to common shareholders                                                     12,610          9,822
                                                                                            -----------    -----------
                                                                                                562,318        554,945
Shareholders' equity:
  Preferred stock, no par value;  25,000,000 shares authorized:  9 1/4% Series A
         Cumulative  Redeemable  Preferred Stock (liquidation  preference of $25 per share), 4,200,000 shares issued and outstanding
         (no shares outstanding in 1994) (Note 6)                                               105,000           --
  Common stock, $1 par value; 100,000,000
         shares authorized, 56,045,232 shares issued
         and outstanding (50,355,640 in 1994) (Note 5)                                           56,045         50,356
  Additional paid-in capital                                                                    477,186        410,797
  Notes receivable from officer shareholders                                                     (5,959)        (5,991)
  Distributions in excess of net income                                                        (114,794)       (98,194)
  Unrealized gain on securities available for sale (Note 8)                                         179           --
                                                                                            -----------    -----------
    Total shareholders' equity                                                                  517,657        356,968
                                                                                            -----------    -----------

                                                                                            $ 1,079,975    $   911,913
                                                                                            ===========    ===========

See accompanying notes.

                       UNITED DOMINION REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Unaudited
                     (in thousands, except per share data)

                                                                          Three Months Ended                Nine Months Ended
                                                                             September 30,                     September 30,

                                                                              1995           1994           1995          1994
------------------------------------------------------------------------------------------------------------------- -------------
REVENUES
     Rental income                                                          $49,842        $39,526        $143,082       $95,905
     Interest and other income                                                  496            155           1,031           541
                                                                        ------------ --------------  -------------- -------------
                                                                             50,338         39,681         144,113        96,446

EXPENSES
    Rental expenses:
        Utilities                                                             3,700          3,072          10,627         7,928
        Repairs and maintenance                                               8,429          6,166          22,493        14,607
        Real estate taxes                                                     3,457          2,611          10,115         6,475
        Property management (Note 9)                                          1,785          1,543           4,153         3,596
        Other rental expenses                                                 4,417          3,488          12,631         8,206
    Depreciation of real estate owned                                         9,996          7,931          28,545        19,807
    Interest                                                                  9,974          7,580          30,563        18,202
    General and administrative (Note 9)                                         989          1,080           3,771         3,566
    Other depreciation and amortization                                         292            215             835           581
    Impairment loss on real estate held for disposition (Note 10)              1,700             --           1,700            --
                                                                        ------------ --------------  -------------- -------------
                                                                             44,739         33,686         125,433        82,968

Income before gains (losses) on sales of investments
    and extraordinary item                                                    5,599          5,995          18,680        13,478

Gains (losses) on sales of investments (Note 8)                                 205            (20)          4,844           (20)
                                                                        ------------ --------------  -------------- -------------

Income before extraordinary item                                              5,804          5,975          23,524        13,458

Extraordinary item -- early extinguishment of debt                               --             --              --           (89)
                                                                        ------------ --------------  -------------- -------------

Net income                                                                    5,804          5,975          23,524        13,369

Dividends to preferred shareholders (Note 6)                                  2,428             --           4,209            --
                                                                        ------------ --------------  -------------- -------------

Net income available to common shareholders                                 $ 3,376       $  5,975        $ 19,315       $13,369

Net income per common share                                                 $  0.07       $  0.12         $   0.37       $  0.30
                                                                        ============ ==============  ============== =============

Weighted average number of common shares outstanding                         51,883         50,153          51,597        44,814




See accompanying notes.

                       UNITED DOMINION REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                         Nine Months Ended
                                                                           September  30,
                                                                         -----------------
                                                                        1995         1994
                                                                        ----         ----
OPERATING ACTIVITIES:

  Net income                                                         $  23,524    $  13,369
  Adjustments to reconcile net income to
    net cash provided by operating activities:
         (Gains) losses on sales of real estate owned (Note 8)          (4,844)          20
         Extraordinary item                                               --             89
         Depreciation and amortization                                  29,380       20,388
         Impairment loss on real estate held for disposition (Note 10)   1,700           --
         Adoption of SFAS No. 112 "Employers' Accounting
           for Postemployment Benefits (Note 9)                           --            450
         Accrual for estimated employment and other taxes (Note 9)         500         --
         Changes in operating assets and liabilities:
           Increase in operating liabilities                             1,780        7,255
           Increase in operating assets (Note 5)                        (5,642)      (2,751)
                                                                     ---------    ---------
  Net cash provided by operating activities                             46,398       38,820
                                                                     ---------    ---------

INVESTING ACTIVITIES:
  Acquisitions of real estate, net of debt and
    liabilities assumed (Note 7)                                      (120,516)    (306,864)
  Capital expenditures                                                 (23,889)     (12,676)
  Net proceeds from sales of real estate
    owned (Note 8)                                                      20,060        1,943
  Principal payments received on mortgage
    notes receivable                                                     2,156          102
                                                                     ---------    ---------
  Net cash used in investing activities                               (122,189)    (317,495)
                                                                     ---------    ---------

FINANCING ACTIVITIES:
  Net proceeds from the public sale of
    preferred stock (Note 6)                                           101,478         --
  Net proceeds from issuance of common
    stock (Note 5)                                                      18,278      115,343
  Increase in mortgages and notes payable                               25,496      256,329
  Net borrowings (repayments) of short-term bank borrowings             12,250      (28,650)
  Cash distributions paid to preferred
    shareholders (Note 6)                                               (2,185)        --
  Cash distributions paid to common shareholders                       (33,126)     (25,214)
  Scheduled mortgage principal payments                                 (1,405)        (948)
  Payments on notes and non-scheduled
    mortgage principal payments                                        (45,225)     (18,188)
                                                                     ---------    ---------
  Net cash provided by financing activities                             75,561      298,672
                                                                     ---------    ---------

Net increase (decrease) in cash and cash equivalents                      (230)      19,997
Cash and cash equivalents, beginning of period                           7,261        5,773
                                                                     ---------    ---------

Cash and cash equivalents, end of period                             $   7,031    $  25,770
                                                                     =========    =========

See accompanying notes.

                       UNITED DOMINION REALTY TRUST, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)
               (In thousands, except share and per share amounts)

                                                                                                             Preferred Stock,
                                                                      Common Stock, $1 Par Value       $25 liquidation preference
                                                                      --------------------------       ---------------------------
                                                                            Number                     Number
                                                                          of Shares         Amount   of Shares             Amount
                                                                      ------------------------------------------------------------
Balance at December 31, 1994                                                  50,355,640    $50,356           -           $      -

Sale of common shares issued in direct institutional sale (Note 5)             1,360,000      1,360           -
Sale of preferred shares issued in public offering (Note 6)                                           4,200,000            105,000
Sale of common shares issued in public offering (Note 5 )                      4,250,000      4,250
Exercise of share options                                                         79,036         79           -
Principal repayments on officer stock loans                                                                   -
Shares issued through Employee Stock Purchase Plan                                   556          -
Net income                                                                                                    -
Preferred stock dividends declared
Common stock dividends declared ($.675 per share)                                                             -
Unrealized gain on securities available for sale at September 30, 1995                                        -
                                                                             -----------    -------   ---------           --------
Balance at September 30, 1995                                                 56,045,232    $56,045   4,200,000           $105,000
                                                                             ===========    =======   =========           ========

See accompanying notes.




                                                                           Additional     Receivable    Distributions
                                                                            Paid-in      from Officer   in Excess of
                                                                            Capital      Shareholders    Net Income
                                                                           -------------------------------------------
Balance at December 31, 1994                                                $410,797       ($5,991)       ($98,194)

Sale of common shares issued in direct institutional sale (Note 5)            16,452
Sale of preferred shares issued in public offering (Note 6)                   (3,576)
Sale of common shares issued in public offering (Note 5 )                     52,954
Exercise of share options                                                        552
Principal repayments on officer stock loans                                                     32
Shares issued through Employee Stock Purchase Plan                                 7
Net income                                                                                                  23,524
Preferred stock dividends declared                                                                          (4,209)
Common stock dividends declared ($.675 per share)                                                          (35,915)
Unrealized gain on securities available for sale at September 30, 1995
                                                                           ---------      --------      ----------
Balance at September 30, 1995                                               $477,186       ($5,959)      ($114,794)
                                                                           =========      ========      ==========

                                                                                 Unrealized
                                                                                   gain on
                                                                                 securities       Total
                                                                                 available    Shareholders'
                                                                                  for sale       Equity
                                                                                 --------------------------
Balance at December 31, 1994                                                        $   -        $356,968

Sale of common shares issued in direct institutional sale (Note 5)                                 17,812
Sale of preferred shares issued in public offering (Note 6)                                       101,424
Sale of common shares issued in public offering (Note 5 )                                          57,204
Exercise of share options                                                                             631
Principal repayments on officer stock loans                                                            32
Shares issued through Employee Stock Purchase Plan                                                      7
Net income                                                                                         23,524
Preferred stock dividends declared                                                                 (4,209)
Common stock dividends declared ($.675 per share)                                                 (35,915)
Unrealized gain on securities available for sale at September 30, 1995                179             179
                                                                                 ---------      ---------
Balance at September 30, 1995                                                         179        $517,657
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

10. In March, 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The statement requires that impairment losses be recognized for long-lived assets to be disposed of when the fair value of the asset less the estimated cost to sell is less than the carrying value of that asset measured at the time management commits to the sale or disposal. The Trust will opt for the early adoption of Statement No. 121 in the fourth quarter of 1995. At the end of October, 1995, the Trust executed a letter of intent to sell five shopping centers at an aggregate purchase price of $28.4 million. Closing is expected to occur during the first quarter of 1996. The Trust recorded a 1.7 million impairment loss on real estate held for disposition during the third quarter of 1995 associated with management's decision to sell a shopping center at a discount as a part of a portfolio transaction. The other four centers are expected to be sold at modest gains.


         Real estate held for disposition included in the Consolidated Balance Sheet in the amount of $41.6 million includes: (i) one apartment community in the amount of $6.0 million, (ii) seven shopping centers aggregating $33.7 million, and (iii) two parcels of undeveloped land aggregating $1.9 million. These properties are carried at the lower of net book value or fair value less estimated cost to dispose.

                                    Form 10-Q

                        Quarter Ended September 30, 1995

          MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND OPERATIONS

         Funds from operations (FFO) is defined as income before gains (losses) on sales investments and extraordinary items (computed in accordance with generally accepted accounting principles) plus real estate depreciation, less preferred dividends and after adjustment for significant non-recurring items, if any. The Trust considers funds from operations in evaluating property acquisitions and its operating performance and believes that funds from operations should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Trust's operating performance and liquidity. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

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

RESULTS OF OPERATIONS


THREE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994

         Third quarter 1995 rental income was $49.8 million compared to $39.5 million in the third quarter of 1994, an increase of $10.3 million or 26.1%. Net income available to common shareholders for the third quarter totaled $3.4 million compared to $6.0 million reported in last year's third quarter. On a per share basis, net income per common share decreased from $.12 for the third quarter of 1994 to $.07 in the third quarter of 1995 primarily due to depreciation expense on newer apartment acquisitions and a $1.7 million impairment loss on real estate held for disposition during the third quarter of 1995. Funds from operations increased 10.3% from $13.9 million last year to $15.4 million in the current year's third quarter.

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

o General and administrative expense, which includes corporate expenses, decreased approximately $91,000 or 8.4%. Expenses associated with abandoned property acquisitions, management bonus expense and construction administration expenses were all lower in the 1995 quarter

o Property management expenses increased $242,000. Property management expenses for the third quarter of 1995 include a $500,000 accrual for estimated employment and other taxes associated with employee occupied apartment units for the 1993 and 1994 tax years, as a result of the completion of an Internal Revenue Service examination.

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

o Net income available to common shareholders decreased $2,599. Net income available to common shareholders for the third quarter of 1995 includes a $2.4 million preferred stock dividend not included in last year's results.



o An impairment loss on real estate held for disposition of $1.7 million was recorded in the third quarter of 1995 associated with management's decision to sell a shopping center at a discount as part of a portfolio transaction.



NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994

         For the first nine months of 1995, the Trust reported increases over the comparable 1994 period in rental income, net income and funds from operations. The majority of the reported increases were attributable to the Trust's apartment acquisitions since the beginning of 1994. The performance of the Trust's 17,916 mature apartments contributed to the increases with economic occupancy to 95.0% in the current year compared to 93.8% for the first nine months last year. Rental revenues at these properties grew by 5.2% and operating expenses increased approximately 1.0%, decreasing the operating expense ratio 1.8% to 42.8%. For the remaining 14,746 apartment units acquired by the Trust since the beginning of 1994, economic occupancy averaged 92.9% during the first nine months of 1995 and operating expenses were 41.5% of revenues. For the Trust's 32,662 units owned at September 30, 1995, economic occupancy was 94.1% and the operating expense ratio was 42.2% for the first nine months of 1995 compared to 93.6% and 44.0%, respectively, for the 27,547 units owned at September 30, 1994.

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

o Net income available to common shareholders increased $5.9 million as a result of the following: (i) $4.8 million of aggregate gains on the sale of real estate owned recognized during 1995, (ii) the increase in mature apartment net operating income of $3.5 million, and (iii) the positive impact of the significant portfolio expansion that has occurred during the last twelve months. These increases were offset by the $1.7 million impairment loss on real estate held for disposition recorded in the third quarter of 1995 in association with management's decision to sell a shopping center at a discount as part of a portfolio transaction.


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

     In March, 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The statement requires that impairment losses be recognized for long-lived assets to be disposed of when the fair value of the asset less the estimated cost to sell is less than the carrying value of that asset measured at the time management commits to the sale or disposal. The Trust will opt for the early adoption of Statement No. 121 in the fourth quarter of 1995. At the end of October, 1995, the Trust executed a letter of intent to sell five shopping centers at an aggregate purchase price of $28.4 million. Closing is expected to occur during the first quarter of 1996. The Trust recorded a $1.7 million impairment loss on real estate held for disposition during the third quarter of 1995 associated with management's decision to sell a shopping center at a discount as a part of a portfolio transaction. The other four centers are expected to be sold at modest gains.


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