Form 10-K/A
period 1995-12-31
UNITED DOMINION REALTY TRUST INC
filed 1996-05-21
CIK 74208

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

Exhibit 23 Consent of Experts

The Consent of Ernst & Young LLP, Independent Auditors was revised to reflect the proper date of the Consent of Experts which was mistakenly not updated in Form 10-K Amendment No. 2 filed with the Commission on May 20, 1996.

                                          UNITED DOMINION REALTY TRUST, INC.
                                                      (Registrant)

                                            By: /s/ JERRY A. DAVIS
                                            Jerry A. Davis, Vice President &
                                            Corporate Controller