Form 10-Q
period 1996-06-30
UNITED DOMINION REALTY TRUST INC
filed 1996-08-14
CIK 74208

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

                 For the quarterly period  ended June 30, 1996

                                       OR

           (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         Commission file number 1-10524


                       UNITED DOMINION REALTY TRUST, INC.
             (Exact name of registrant as specified in its charter)


         VIRGINIA                                         54-0857512
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation of organization)                        Identification No.


                        10 South Sixth Street, Suite 203
                   Richmond, Virginia 23219-3802 (Address of
                    principal executive offices - zip code)


                                 (804) 780-2691
               Registrant's telephone number, including area code


                      APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1996:

Common Stock                                56,754,597

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to filing requirements for at least the past 90 days.

                                                      Yes X        No

                            UNITED DOMINION  REALTY TRUST, INC.
                                CONSOLIDATED BALANCE SHEETS
                          (In thousands, except for share data)
                                         (Unaudited)


                                                                                June 30,         December 31,
                                                                                  1996              1995
                                                                               ------------      ------------
Assets

Real estate held for investment                                             $    1,238,045    $    1,131,098
    Less accumulated depreciation                                                  146,988           129,454
                                                                               ------------      ------------
                                                                                 1,091,057         1,001,644
Real estate held for disposition                                                    48,710            51,015
Cash and cash equivalents                                                            7,592             2,904
Other assets                                                                        23,560            25,053
                                                                               ------------      ------------
                                                                            $    1,170,919    $    1,080,616
                                                                               ============      ============

Liabilities and shareholders' equity

Mortgage notes payable                                                      $      195,017    $      180,481
7 1/4% Notes due April 1, 1999                                                      75,000            75,000
8 1/2% Debentures due September 15, 2024                                           150,000           150,000
Other notes payable                                                                197,118           124,858
Distributions payable to common shareholders                                        13,621            12,695
Accounts payable, accrued expenses and other liabilities                            30,315            21,193
                                                                               ------------      ------------
                                                                                   661,071           564,227
                                                                               ------------      ------------

Minority interest of unitholders in Operating Partnership                            2,007                --

Shareholders' equity:
 Preferred stock, no par value; 25,000,0000 shares authorized:
     9 1/4% Series A Cumulative Redeemable Preferred Stock
     (liquidation preference of $25 per share), 4,200,000 shares issued
     and outstanding                                                               105,000           105,000
 Common stock, $1 par value; 100,000,000 shares authorized
     56,745,450 shares issued and outstanding (56,375,333 in 1995)                  56,745            56,375
 Additional paid-in-capital                                                        485,408           480,971
 Notes receivable from officer shareholders                                         (6,024)           (6,091)
 Distributions in excess of net income                                            (134,628)         (120,314)
 Unrealized gain on securities available-for-sale                                    1,340               448
                                                                               ------------      ------------
Total shareholders' equity                                                         507,841           516,389
                                                                               ============      ============
                                                                            $    1,170,919    $    1,080,616
                                                                               ============      ============





The accompanying notes are an integral part of the financial statements.

                       UNITED DOMINION REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)



                                                                              Three Months Ended           Six Months Ended
                                                                                  June 30,                     June 30,
                                                                              ------------------           ----------------
                                                                             1996           1995           1996          1995
                                                                          -----------   ------------     ----------   -----------
Revenues
     Rental income                                                  $      57,197    $    47,747      $   112,036    $   93,239
     Interest and other income                                                445            361              795           535
                                                                       -----------   ------------     ------------   -----------
                                                                           57,642         48,108          112,831        93,774

Expenses
    Rental expenses:
        Utilities                                                           3,857          3,271            8,385         6,927
        Repairs and maintenance                                            10,597          7,717           19,136        14,065
        Real estate taxes                                                   4,209          3,422            8,189         6,658
        Property management                                                 1,247          1,114            2,748         2,368
        Other rental expenses                                               5,279          4,146           10,453         8,214
    Real estate depreciation                                               10,805          9,493           21,365        18,549
    Interest                                                               11,237         10,135           21,883        20,589
    General and administrative                                              1,549          1,547            2,932         2,781
    Other depreciation and amortization                                       276            270              560           543
    Impairment loss on real estate held for disposition (Note 3)              290             --              290            --
                                                                       -----------   ------------     ------------   -----------
                                                                           49,346         41,115           95,941        80,694

Income before gains (losses) on sales of investments and minority interest
    of unitholders in Operating Partnership                                 8,296          6,993           16,890        13,080
Gains (losses) on sales of investments                                       (129)         4,576              836         4,639
Minority interest of unitholders in Operating Partnership (Note 1)             (1)            --              (1)            --
                                                                       -----------   ------------     ------------   -----------

Net income                                                                  8,166         11,569           17,725        17,719

Dividends to preferred shareholders                                         2,428          1,781            4,856         1,781
                                                                       -----------   ------------     ------------   -----------

Net income available to common shareholders                         $       5,738 $        9,788     $     12,869 $      15,938
                                                                       ===========   ==============   ============   ===========


Net income per common share                                         $         0.10   $       0.19    $        0.23    $     0.31
                                                                       ===========   ============     ============   ===========

Dividends declared per common share                                 $         0.24   $      0.225    $        0.48    $     0.45
                                                                       ===========   ============     ============   ===========

Weighted average number of common shares outstanding                        56,666         51,776           56,566        51,452




The accompanying notes are an integral part of the financial statements.

                       UNITED DOMINION REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF  CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                        Six Months Ended June 30,
                                                                           1996            1995
                                                                        ----------      ----------
Operating Activities
      Net income                                                     $     17,725    $     17,719
      Adjustments to reconcile net income to cash provided
           by operating activities:
          Minority interest of unitholders in Operating Partnership             1              --
          Impairment loss on real estate held for disposition                 290              --
          Gains on sales of investments                                      (836)         (4,639)
          Depreciation and amortization                                    21,925          19,092
          Changes in operating assets and liabilities:
               Increase in operating liabilities                            8,555           4,539
               Increase (decrease) in operating assets                       (567)            145
                                                                        ----------      ----------
Net cash provided by operating activities                                  47,093          36,856

Investing Activities
      Acquisition of real estate, net of debt and liabilties assumed      (80,678)        (95,111)
      Capital expenditures                                                (24,856)        (14,547)
      Net proceeds from the sales of investments                           15,794          16,601
      Other                                                                     2              36
                                                                        ----------      ----------
Net cash used in investing activities                                     (89,738)        (93,021)

Financing Activities
      Net proceeds from the issuance of common stock                        4,874          18,383
      Net proceeds from the issuance of preferred stock                        --         101,478
      Net proceeds from the issuance of notes payable                         111          10,000
      Net proceeds from the issuance of mortgage notes payable                 --          15,720
      Net borrowings of short-term bank borrowings                         82,400         (14,150)
      Cash distributions paid to preferred shareholders                    (4,856)             --
      Cash distributions paid to common shareholders                      (26,257)        (21,473)
      Scheduled mortgage principal payments                                (1,213)         (1,115)
      Mortgage financing proceeds released from construction funds          2,665              --
      Payments on notes and non-scheduled mortgage principal payments     (10,077)        (45,180)
      Payment of financing costs                                             (314)           (742)
                                                                        ----------      ----------
Net cash provided by financing activities                                  47,333          62,921

Net increase in cash and cash equivalents                                   4,688           6,756
Cash and cash equivalents, beginning of period                              2,904           7,261
                                                                        ----------      ----------

Cash and cash equivalents, end of period                             $      7,592    $     14,017
                                                                        ==========      ==========



The accompanying notes are an integral part of the financial statements.

                       UNITED DOMINION REALTY TRUST, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
               (In thousands, except share and per share amounts)
                                  (Unaudited)

                                                              Common Stock, $1 Par Value      Preferred Stock
                                                              ---------------------------  -------------------   Additional
                                                                 Number                     Number                Paid-in-
                                                               of Shares       Amount      of Shares   Amount     Capital
                                                              -----------------------------------------------------------------

Balance at December 31, 1995                                    56,375,333       $56,375   4,200,000   $105,000   $480,971

Exercise of common share options                                    96,132            96           -          -       899
Common shares purchased by officers, net of loan repayments          2,500             3           -          -        32
Common shares issued through dividend reinvestment and
       stock purchase plan                                         268,557           268           -          -     3,465
Common shares issued through employee stock purchase plan            2,928             3           -          -        41
Preferred stock dividends declared  ($1.16 per share)                    -             -           -          -         -
Common stock distributions declared ($.48 per share)                     -             -           -          -         -
Unrealized gain on securities available-for-sale
                                                                         -             -           -          -         -
Net income                                                               -             -           -          -         -
                                                              ============= =============  ========== ==========  ========
Balance at June 30, 1996                                        56,745,450       $56,745   4,200,000   $105,000   $485,408
                                                              ============= =============  ========== ==========  ========



The accompanying notes are an integral part of the financial statements.




                                                                                                  Unrealized
                                                                                                   Gain on
                                                                  Receivable      Distribution    Securities-     Total
                                                                  from Office     in Excess of    Available-   Shareholders'
                                                                  Shareholder      Net Income     for-Sale        Equity
                                                              ---------------------------------------------------------------

Balance at December 31, 1995                                        ($6,091)       ($120,314)       $448         $516,389

Exercise of common share options                                          -                -           -              995
Common shares purchased by officers, net of loan repayments              67                -           -              102
Common shares issued through dividend reinvestment and
       stock purchase plan                                                -                -           -            3,733
Common shares issued through employee stock purchase plan                 -                -           -               44
Preferred stock dividends declared  ($1.16 per share)                     -           (4,856)          -           (4,856)
Common stock distributions declared ($.48 per share)                      -          (27,183)          -          (27,183)
Unrealized gain on securities available-for-sale                          -                -         892              892
Net income                                                                -           17,725           -           17,725
                                                                  ==========       ==========  ==========     ===========
Balance at June 30, 1996                                            ($6,024)       ($134,628)     $1,340         $507,841
                                                                  ==========       ==========  ==========     ===========



The accompanying notes are an integral part of the financial statements.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Basis of presentation
The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 1996 and results of operations for the interim periods ended June 30, 1996 and 1995. Such adjustments are of a normal and recurring nature.

Certain information and note disclosures normally included in the annual financial statements of United Dominion Realty Trust, Inc. (the "Company") prepared in accordance with generally accepted accounitng principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and related notes appearing in the Company's December 31, 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim results presented are not necessarily indicative of results that can be expected for a full year.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and United Dominion Realty, L.P. (the " Operating Partnership"), formed in 1995. At June 30, 1996, 11 of the Company's apartment communities were owned by the Operating Partnership. At June 30, 1996, the Company was the sole general partner and held a 1% interest in the Operating Partnership. UDRT of North Carolina, L.L.C., a wholly owned subsidiary, held a 96.9% interest. All significant inter-company accounts and transactions have been eliminated in consolidation.

2. Reclassifications
Certain previously reported amounts have been reclassified to conform with the current financial statement presentation.

3. Real Estate Owned
Real estate held for investment

The following summarizes real estate held for investment at June 30, 1996 and December 31, 1995:

                                         June 30,       December 31,
Dollars in thousands                       1996             1995
- --------------------                  ------------     ------------

Land and land improvements            $    213,512     $    193,672
Buildings and improvements                 940,224          864,331
Furniture, fixtures and equipment           80,405           72,576
Construction in progress                     3,904              519
                                      ------------     ------------
Real estate held for investment          1,238,045        1,131,098
Accumulated depreciation                  (146,988)        (129,454)
                                      ------------     ------------
Real estate held for investment, net  $  1,091,057     $  1,001,644
                                      ============     ============

Real estate held for disposition
Real estate held for disposition included in the Consolidated Balance Sheet in the aggregate amount of $48.7 million includes: (i) two parcels of land aggregating $1.9 million, (ii) seven apartment communities aggregating $22.5 million, (iii) five shopping centers aggregating $21.6 million and (iv) four office/ industrial properties aggregating $2.7 million. These properties contributed net rental income ( total rental income, less rental expenses, less depreciation expense) in the aggregate amount of approximately $1.7 million and $3.4 million for the three and six months ended June 30, 1996, respectively.

At June 30, 1996, the Company reclassified one shopping center and three office/industrial properties, from assets held for investment to assets held for disposition in the Consolidated Balance Sheet and recorded an aggregate $290,000 impairment loss relating to the shopping center and one office building, representing the excess of the carrying values of the assets over the estimated fair values less estimated costs to sell.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

4. Acquisitions
During the second quarter of 1996, the Company acquired four apartment communities containing 1,425 apartment homes at a total cost of $62.6 million, including closing costs. These acquisitions were as follows (in millions of dollars):

                          No. Apartment    Year           Purchase
Name/Location               Homes          Built            Price

Westland Park
     Jacksonville, FL        405            1990           $ 16.7

The Antlers
     Jacksonville, FL        400            1985             15.2

Chase at Middle Ridge
     Woodbridge, VA          280            1990             16.6

Riverwood (1)
     Atlanta, GA             340            1980             14.1
                           -----                           ------
               Total       1,425                           $ 62.6
                           =====                           ======

For the six month period ended June 30, 1996, the Company acquired eight apartment communities containing 2,237 apartment homes at a total cost of $99.0 million, including closing costs.

(1) Held by the Operating Partnership.

5. Dispositions
During the second quarter, the Company sold Village Square Shopping Center in Myrtle Beach, South Carolina, for approximately $7.8 million and West Knoll Apartments in Newark, Delaware for approximately $3.4 million. The net proceeds from the sales have been utilized primarily for apartment acquisitions. An aggregate $129,000 loss on these two sales was recognized for financial reporting purposes.

For the six months ended June 30, 1996, the Company recognized an aggregate $836,000 book gain on property sales. In addition to the two aforementioned sales, in February, 1996, the Company sold Deerfield Plaza Shopping Center in Myrtle Beach, South Carolina for approximately $5.9 million. A $965,000 financial reporting gain was recognized on this transaction which was structured to qualify as a like-kind exchange under Section 1031 of the Internal Revenue Code, so the related capital gains will be deferred for federal income tax purposes.

6. Mortgage Notes Payable
Mortgage notes payable consisted of the following at June 30, 1996 and 1995 and December 31, 1995 (in thousands of dollars):

                                     June 30,           December 31,

                               1996           1995          1995
                             --------       --------      --------
Conventional fixed-rate      $ 71,419       $ 42,363      $ 56,368
Tax-exempt fixed-rate         112,428        103,578       112,843
                             --------       --------      --------
Total fixed-rate              183,847        145,941       169,211
Tax-exempt variable-rate       11,170         12,100        11,270
                             --------       --------      --------
                             $195,017       $158,041      $180,481
                             ========       ========      ========

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Conventional Fixed-Rate Mortgage Notes Conventional fixed-rate mortgage notes included 21 loans encumbering 15 properties at June 30, 1996 and 16 loans encumbering 10 properties at June 30, 1995. Mortgage notes are generally due in monthly installments of principal and interest and mature at various dates through 2020. At June 30, 1996 and 1995, this debt carried fixed rates of interest ranging from 7.00% to 9.625% (8.26% weighted average) and 7.00% to 9.625% (8.06% weighted average), respectively.

Tax-Exempt Mortgage Notes At June 30, 1996, 17 properties were encumbered by fixed-rate mortgage notes aggregating $112.4 million which secure related tax-exempt housing bond issues. Interest on these notes is generally payable in semi-annual installments and the notes mature at various dates through 2025. At June 30, 1996 and 1995, tax-exempt fixed-rate mortgage notes had interest rates ranging from 6.00% to 8.50% (weighted average 6.91%), and 5.976% to 8.00% (weighted average 6.95%), respectively.

At June 30, 1996, three of the Company's properties were encumbered by variable-rate mortgage notes aggregating $11.2 million which secure tax-exempt housing bond issues. Interest on these notes is generally payable in monthly installments and the notes mature at various dates through 2010. At June 30, 1996 and 1995, tax-exempt variable-rate notes had interest rates ranging from 5.16% to 7.30% (weighted average 6.53%) and 4.60% to 7.29% (weighted average 5.21%), respectively.

The tax-exempt mortgage notes contain certain covenants which require the Company to lease or hold for lease 15% to 40% of the apartment homes for low to moderate income residents, as defined. Certain of the Company's tax-exempt notes contain covenants which require minimum rentals to individuals based upon income levels, as specified.

7. Other Notes Payable
A summary of other notes payable at June 30, 1996 and 1995 and December 31, 1995 is as follows (in thousands of dollars):


                                                      June 30,     June 30,      December 31,
                                                        1996         1995           1995
                                                      ---------    --------      -----------
Commercial Banks
               Borrowings outstanding under revolving
                    credit facilities (a) (1)         $ 100,800    $    ---      $  18,400
Insurance Companies--Senior Unsecured Notes
               7.98% due March, 1997-2003 (b)            52,000      52,000         52,000
               9.57% due July, 1996 (2)                  35,000      35,000         35,000
               7.89% due March, 1996                        ---      10,000         10,000
               8.72% due November, 1996-1998 (c)          6,000       8,000          6,000

Other (d)                                                 3,318       3,724          3,458
                                                      ---------    --------      ---------
                                                        197,118     108,724        124,858
Senior Unsecured Notes - Other
               7 1/4% Notes due April 1, 1999            75,000      75,000         75,000
               8 1/2% Debentures due
                    September 15, 2024 (e)              150,000     150,000        150,000
                                                      ---------     -------      ---------
                                                      $ 422,118    $333,724      $ 349,858
                                                      =========    ========      =========

               (1) Of this amount $93.1 million was repaid on July 12, 1996 using proceeds from a $125 million medium-term note issue. See Note 8.
               (2)    This loan was repaid at maturity on July 15, 1996.
               (a) The weighted average balance outstanding for the quarters ended June 30, 1996 and 1995 was $83.2 million and $8.2 million, respectively. This debt carried a weighted average daily interest rate during the second quarter of 1996 and 1995 of 6.14% and 6.92%, respectively. The weighted average balance outstanding for the six months ended June 30, 1996 and 1995 was $54.3 million and $9.1 million, respectively. The weighted average daily interest rate for the six months ended June 30, 1996 and 1995 was 6.14% and 6.84%, respectively. This debt carried a weighted average daily interest rate at June 30, 1996 of 6.18%.
               (b) Payable in seven equal annual principal installments of $7.4 million.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

               (c) Payable in equal annual principal installments of $2 million.
               (d) Includes $2.9 million and $3.2 million at June 30, 1996 and 1995, respectively, of deferred gain from an interest rate hedge transaction.
               (e) Debentures include an investor put feature which grants the debenture-holder a one time option to redeem debentures in September 2004.

The underlying loan agreements contain certain covenants which, among other things, require the Company to maintain minimum consolidated tangible net worth, as defined, and maintain certain financial ratios.

At June 30, 1996, the Company had $70 million of unsecured revolving credit facilities with four commercial banks. These credit agreements currently expire in June, 1997 and 1998, but are renewable annually by mutual agreement between the Company and each bank. Interest on borrowings outstanding under these agreements are at varying rates depending on the level of the Company's debt and the term of the borrowing. Generally, loans for 30 days or more are priced at LIBOR plus 5/8% to 1%. Loans of shorter duration are priced at spreads of 5/8% to 1 1/8% over the applicable base rate. The Company is obligated to pay a fee equal to 1/4% per annum on the average daily amount of the unused portion of the commitment during the revolving loan period. None of these agreements have compensating balance requirements. The Company had $70.0 million outstanding under these revolving credit facilities at June 30, 1996.

At June 30, 1996, the Company had unsecured lines of credit with three commercial banks totaling $33.5 million. In addition, the Company had a interim bank line of credit with one of these banks in the amount of $50 million. At June 30, 1996, the Company had $30.8 million outstanding under these lines. Each line is subject to periodic bank review and requires the Company to maintain a depository relationship with the respective bank, however, there are no formal compensating balance arrangements. Borrowings bear interest generally at negotiated rates in line with borrowings under the Company's revolving credit facilities.

8.  Subsequent Events
On July 1, 1996, the Company executed a contract to acquire a portfolio of 18 apartment communities containing 4,508 apartment homes, for approximately $182.3 million, excluding closing costs. The properties are located in North Carolina
(13), South Carolina (3), Virginia (1) and Georgia (1). Closing is scheduled to occur prior to August 20, 1996.

Subsequent to June 30, 1996, the Company sold two properties: (i) a 203,000 square foot shopping center located in Richmond, Virginia for $2.4 million and
(ii) a 76 unit apartment community located in Hopewell, Virginia for $1.8 million which was encumbered by $1.2 million of tax-exempt bonds. For financial reporting purposes the Company will recognize an approximate $800,000 aggregate gain on these sales. These sales were also structured to qualify as a like-kind-exchange under Section 1031 of the Internal Revenue Code, so the related capital gains will be deferred for federal income tax purposes.

During the fourth quarter of 1995, the Company filed a shelf registration statement covering up to an aggregate of $462.5 million of various debt and equity securities. During 1996, the Company implemented a $200 million medium-term note program under this shelf registration statement. On July 9, 1996, the Company issued $125 million of ten year notes under its medium-term note program at an interest rate of 7.95%. Net proceeds of approximately $124.2 million were used to (i) curtail existing bank debt in the amount of $93.1 million, and (ii) repay a 9.57%, $35 million senior note that matured on July 15, 1996. Including the $35 million note, the Company has aggregate debt maturities of $37 million during the remainder of 1996 with a weighted average interest rate of 9.52%. In July, 1995, the Company executed a forward starting interest rate swap with a notional amount of $50 million which had the effect of fixing the interest rate on a 10-year Treasury starting July 15, 1996 at 6.544%. This transactions was intended to lock-in an approximate 170 basis point savings on $47 million of unsecured debt that was to be refinanced in 1996, including the $35 million loan which matured on July 15, 1996. In anticipation of implementing the medium-term note program, the Company entered into a second interest rate hedge agreement for $75 million (notional amount) on June 28, 1996 which allowed the Company to lock-in a 10 year Treasury rate of 6.75%. The two interest rate hedge agreements were terminated simultaneously with the $125 million medium-term note issuance and the Company received $3.0 million in cash. This had the economic effect of reducing the interest rate to approximately 7.61% over the ten year term.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

The Company operates primarily in 17 major markets dispersed throughout a nine state area extending from Delaware to Florida and Tennessee and Alabama. At June 30, 1996, the Company did not own more than 10% of its apartment homes in any one market. The Company believes that this diversity in its apartment portfolio reduces the risk of volatility in its aggregate occupancy and rental rates. The following table summarizes the Company's major apartment market information (includes real estate held for investment and real estate held for disposition):


                                                                            Six Months Ended            Three Months Ended
                                      As of June 30, 1996                    June 30, 1996                June 30, 1996
                  ------------------------------------------------    --------------------------   ---------------------------
                       Number of      Number of     Percentage of                   Average                        Average
                       Apartment      Apartment       Apartment       Economic      Monthly         Economic       Monthly
Market                Communities       Homes           Homes         Occupancy    Rental Rates*    Occupancy    Rental Rates*
- ------------------------------------------------------------------    --------------------------   ---------------------------
Richmond, VA                14         3,773             10%            95.1%         $511            94.6%       $  514
Columbia, SC                11         3,218              9%            92.2%          478            91.4%          480
Orlando, FL                  9         2,453              7%            90.7%          544            90.3%          545
Raleigh, NC                  8         2,440              7%            98.4%          568            98.4%          572
Tampa, FL                    8         2,351              6%            92.1%          541            93.5%          543
Charlotte, NC               12         2,334              6%            95.3%          532            95.2%          537
Atlanta, GA                  8         2,234              6%            94.8%          555            95.2%          558
Baltimore, MD                8         1,746              5%            89.6%          632            90.3%          634
Eastern  NC                  8         1,730              5%            96.1%          507            96.2%          511
Nashville, TN                6         1,520              4%            94.3%          553            94.9%          556
Hampton Roads, VA            6         1,436              4%            91.4%          522            91.8%          525
Greenville, SC               7         1,330              4%            92.5%          482            92.5%          486
Washington, DC               6         1,483              4%            89.0%          663            89.7%          664
Jacksonville, FL             3         1,157              3%            93.1%          586            93.0%          593
Ft. Lauderdale, FL           4           960              3%            91.6%          773            90.5%          774
Memphis, TN                  4           935              3%            93.5%          483            95.3%          487
Greensboro, NC               3           691              2%            92.6%          527            93.1%          528
Other                       23         4,570             12%            92.9%          539            92.9%          541
                           ---        ------            ----          -------         ----            -----         ----
      Total                148        36,361            100%            93.2%         $545            93.3%       $  548
                           ===        ======            ====          =======         ====            =====       ======

* Average Monthly Rental Rates for the Quarter and Six Months Ended June 30, 1996, represents potential rent collections (gross potential rents less market adjustments), which approximates net effective rents.

Financial Condition

As a qualified REIT, the Company distributes a substantial portion of its cash flow to its shareholders in the form of quarterly distributions. The Company seeks to retain sufficient cash to cover normal operating needs, including routine replacements and to help fund additional acquisitions. For the six months ended June 30, 1996, the Company's cash flow from operating activities exceeded cash distributions paid to common shareholders by approximately $20.8 million. The Company utilizes a variety of primarily external financing sources to fund portfolio growth, major capital improvement programs and balloon debt payments. The Company has frequently utilized its bank lines of credit to temporarily finance these expenditures and has subsequently replaced this short-term bank debt with longer term debt or equity. The Company has, from time to time, used derivative instruments to synthetically alter on-balance sheet liabilities or to hedge anticipated financing transactions. Derivative contracts did not have a material impact on results of operations during the periods ended June 30, 1996 or 1995.

At June 30, 1996, the Company's outstanding indebtedness totaled $617.1 million with a weighted average interest rate of 7.52%. This amount includes (i) conventional mortgage notes payable aggregating $71.4 million with a weighted average interest rate of 8.26%, (ii) tax-exempt bond indebtedness aggregating $123.6 million with a weighted average interest rate of 6.88%, (iii) senior unsecured notes payable aggregating $321.3 million with a weighted average interest rate of 8.07% and (iv) bank line borrowings aggregating $100.8 million with a weighted average interest rate of 6.18%. At June 30, 1996, total senior debt equaled 40% of the Company's total market capitalization.

At the beginning of 1996, the Company had approximately $2.9 million of cash and cash equivalents and $85.1 million of available and unused bank lines of credit.

For the six months ended June 30, 1996, the Company's cash flow from operating activities increased approximately $10.2 million over the same period last year, primarily as a result of the significant expansion of the Company's portfolio of apartment communities as discussed below and under "Results of Operations".

During the six months ended June 30, 1996, net cash used for investing activities was approximately $89.7 million which resulted primarily from the Company's acquisition of eight apartment communities containing 2,237 apartment homes for a total cost, net of liabilities assumed of $80.7 million, which includes $15.7 million of mortgage notes payable with a weighted average interest rate of 8.5% assumed in these transactions. The Company also funded $24.9 million of capital improvements to its properties during this same period. The Company received net cash proceeds of $15.8 million from the sales of real estate held for disposition during the first six months of 1996 which included one apartment community and two shopping centers, the proceeds of which were primarily used to fund the acquisitions of apartment communities.

Net cash provided by financing activities during the six months ended June 30, 1996, was approximately $47.3 million reflecting (i) net proceeds from the issuance of common stock through the exercise of stock options and amounts received from the dividend reinvestment and stock purchase plan in the amount of $4.9 million, (ii) net proceeds from the issuance of notes payable of approximately $111,000, (iii) net short-term bank borrowings of $82.4 million, and (iv) mortgage financing proceeds released from construction funds in the amount of $2.7 million. These cash inflows were partially offset by (i) $31.1 million of cash distributions paid to common and preferred shareholders funded with cash flows from operating activities, (ii) scheduled mortgage principal payments of $1.2 million, (iii) payments on notes and non-scheduled mortgage principal payments of $10.1 million, and (iv) payment of financing costs aggregating $314,000.

The Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions. The Company hopes to acquire an additional 6,000 apartment homes during the remainder of 1996 at an estimated cost of $40,000 per apartment home which includes the acquisition of a portfolio of 18 properties containing 4,508 apartment homes that is scheduled to be acquired on August 15, 1996 for an aggregate purchase price of approximately $182.3 million.

Depending upon the volume and timing of acquisition activity, the Company anticipates raising additional debt and equity capital during the next twelve months.

During the fourth quarter of 1995, the Company filed a shelf registration statement covering up to an aggregate of $462.5 million of various debt and equity securities. During 1996, the Company implemented a $200 million medium-term note program under this shelf registration statement. On July 9, 1996, the Company issued $125 million of ten year notes under its medium-term note program at an interest rate of 7.95%. Net proceeds of approximately $124.2 million were used to (i) curtail existing bank debt in the amount of $93.1 million, and (ii) repay a 9.57%, $35 million senior note that matured on July 15, 1996. Including the $35 million note, the Company has aggregate debt maturities of $37 million during the remainder of 1996 with a weighted average interest rate of 9.52%. In July, 1995, the Company executed a forward starting interest rate swap with a notional amount of $50 million which had the effect of fixing the interest rate on a 10-year Treasury starting July 15, 1996 at 6.544%. This transactions was intended to lock-in an approximate 170 basis point savings on $47 million of unsecured debt that was to be refinanced in 1996, including the $35 million loan which matured on July 15, 1996. In anticipation of implementing the medium-term note program, the Company entered into a second interest rate hedge agreement for $75 million (notional amount) on June 28, 1996 which allowed the Company to lock-in a 10 year Treasury rate of 6.75%. The two interest rate hedge agreements were terminated simultaneously with the $125 million medium-term note issuance and the Company received $3.0 million in cash. This had the economic effect of reducing the interest rate to approximately 7.61% over the ten year term.

The Company's liquidity and capital resources are believed to be more than adequate to meet its cash requirements for the next several years. The Company expects to meet its long-term liquidity requirements, such as balloon debt maturities, property acquisitions and significant capital improvements primarily through the public and private sale of capital stock and the issuance of medium and long-term unsecured notes payable. The Company may also raise capital through (i) the assumption of mortgage indebtedness, (ii) sales of properties,
(iii) distributions reinvested and cash invested through the Company's Dividend Reinvestment and Stock Purchase Plan, (iv) retained cash flow and (v) the issuance of Operating Partnership Units.

Although no formal plans which would commit the Company for divestiture have been made, the Company hopes to substantially liquidate it commercial properties over time as suitable opportunities arise. At the end of October, 1995, the Company executed a letter of intent to sell five of its seven shopping centers in a bulk sale at an aggregate purchase price of $28.4 million. During the first quarter of 1996, the contract for the five shopping centers was terminated. Since January 1, 1996, two of the five shopping centers included in the terminated bulk sale, were sold in separate and unrelated transactions at an aggregate sales price of $10.2 million (one sold in the second quarter for $7.8 million and one sold in the third quarter for $2.4 million) and one is currently under contract for sale. In addition, the Company sold a Myrtle Beach, South Carolina shopping center for $5.9 million in February, 1996. The three remaining shopping centers in the Company's portfolio are currently not under letter of intent or contract for sale. At June 30, 1996, the Company had one apartment community, two shopping centers, one industrial park and two parcels of undeveloped land under contract or letter of intent to sell. These sales are expected to occur during the remainder of 1996 and are expected to generate approximately $15 million in cash proceeds. One of the properties is encumbered with approximately $1.2 million of secured debt. For income tax purposes, it is anticipated that the transactions will be structured to qualify as tax deferred exchanges pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code") so that a substantial portion of the related capital gains will be deferred. The proceeds from these sales are expected to be reinvested in acquisitions of apartment communities. There are no assurances that any of these sales transactions will be consummated. Included in the consolidated balance sheet as "Real estate held for disposition" are 16 properties in the aggregate amount of $48.7 million, net of accumulated depreciation and impairment loss valuation allowance. Real estate held for disposition contributed net rental income (total rental income, less rental expenses, less depreciation expense) of approximately $1.7 million and $3.4 million for the quarter and six months ended June 30, 1996, respectively. The 16 properties consist of the following: (i) seven apartment communities aggregating $22.5 million, (ii) five shopping centers aggregating $21.6 million, (iii) four office/ industrial properties in the amount of $2.7 million and (iv) two parcels of land aggregating $1.9 million.

At June 30, 1996, the Company reclassified one shopping center and three office/industrial properties, from assets held for investment to assets held for disposition in the Consolidated Balance Sheet and recorded an aggregate $290,000 impairment loss relating to the shopping center and one office building, representing the excess of the carrying values of the assets over the estimated fair values less estimated costs to sell.

Funds from operations

Funds from operations ("FFO") is defined as income before gains (losses) on sales investments, minority interest of unitholders in Operating Partnership and extraordinary items (computed in accordance with generally accepted accounting principles) plus real estate depreciation, less preferred dividends and after adjustment for significant non-recurring items, if any. The Company computes FFO in accordance with the recommendations set forth by the National Association of Real Estate Investment Trusts ("NAREIT"). The Company considers FFO in evaluating property acquisitions and its operating performance, and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's operating performance and liquidity. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

For the three months ended June 30, 1996, FFO increased 15.4% to $17.0 million, compared with $14.7 million for the second quarter of 1995. For the six months ended June 30, 1996, FFO increased 12.9% to $33.7 million, compared to $29.8 million for the same period last year. The increase in FFO for both periods presented was principally due to the increased net rental income from the Company's 7,379 non-mature apartment homes in 31 apartment communities (those acquired subsequent to December 31, 1994).


                                                 Three Months Ended June 30,         Six Months Ended June 30,
                                                       (In thousands)                     (In thousands)
                                                         (Unaudited)                        (Unaudited)
                                              ------------------------------   ---------------------------------
                                               1996       1995     % Change      1996        1995       % Change
                                              ------------------------------   ---------------------------------
Calculation of Funds from Operations:
Income before gains (losses) on sales of
   investments and minority interest of
   unitholders in Operating Partnership      $ 8,296   $ 6,993       18.6%     $ 16,890     $ 13,080       29.1%
Adjustments:
           Real estate depreciation           10,805     9,493       13.8%       21,365       18,549       15.2%
           Dividends to preferred
               shareholders                   (2,428)   (1,781)      36.3%       (4,856)      (1,781)       173%
           Impairment loss on real
               estate held for
               disposition                       290        --         --           290           --         --
                                              ------   -------       -----     --------     --------       -----
Funds from Operations                        $16,963   $14,705       15.4%     $ 33,689     $ 29,848       12.9%
                                              ======   =======       =====     ========     ========       =====



Results of Operations

The Company's net income is primarily generated from the operations of its apartment communities. For purposes of evaluating the Company's comparative operating performance, the Company categorizes its apartment communities into two categories (i) mature - those communities acquired prior to January 1, 1995 and (ii) non- mature - those communities acquired subsequent to December 31, 1994 plus three apartment communities sold during this same period.

For the quarter and six months ended June 30, 1996, the Company reported significant increases over the same period last year in rental income and income before gains (losses) on sales of investments and minority interest of unitholders in Operating Partnership and FFO. Since the beginning of 1995, the Company acquired a total of 7,379 apartment homes in 31 communities representing a 25.5% expansion in the number of apartment homes owned during that period. These apartment homes (the "non-mature" communities) provided a substantial portion of the aggregate reported increases noted above. Net income decreased $3.4 million for the quarter ended June 30, 1996 and was flat for the six month period ended June 30, 1996 when compared to the same periods last year primarily as a result of the June 30, 1995 sale of four Richmond, Virginia shopping centers at an aggregate $4.6 million gain.

All Communities

The operating performance for all of the Company's 148 apartment communities containing 36,361 apartment homes and the 122 apartment communities containing 31,507 apartment homes for the three months and six months ended June 30, 1996 and 1995, respectively, is summarized as follows:


                                      Three Months Ended June 30        Six Months Ended June 30,
                                             (In thousands)                  (In thousands)
                                               (Unaudited)                    (Unaudited)
                                  ----------------------------------    -------------------------------
                                       1996       1995      %Change     1996        1995       % Change
                                  ----------------------------------    -------------------------------
Rental income                       $ 55,826    $ 45,578     22.5%      $109,106   $ 88,904      22.7%
Rental expenses                       24,727      19,346     27.8%        47,949     37,537      27.7%
Real estate depreciation              10,805       8,905     21.3%        21,271     17,366      22.5%
                                    --------    --------     -----      --------   --------      -----
Net rental income (1)               $ 20,294    $ 17,327     17.1%      $ 39,886   $ 34,001      17.3%
                                    ========    ========     =====      ========   ========      =====

Weighted average number of
      apartment homes                 35,423      30,765     15.1%        34,942     30,095      16.1%

Economic occupancy (2)                  93.3%       93.9%    (0.6%)         93.2%      94.2%     (1.0%)
Average monthly rental rates        $    545    $    498      9.4%      $    548   $    485      12.9%


(1) Net rental income for an apartment community is defined as total rental income, less rental expenses, less depreciation expense.

(2) Economic occupancy is defined as rental income (gross potential rent less vacancy loss, management units and credit loss) divided by potential collections (gross potential rent less management units) for the period, expressed as a percentage.

Due to the acquisition of 7,379 apartment homes since January 1, 1995, the weighted average number of apartment homes has increased 15.1% and 16.1% for the three and six months period ended June 30, 1996, respectively. For the six month period, the weighted average number of apartment homes increased to 34,942 from 30,095 apartment homes compared to the same period last year and to 35,423 from 30,765 for the quarter ended June 30, 1996. As a result of the increase in the number of apartment homes acquired since January 1, 1995, the Company has experienced significant increases in rental income, rental expenses and real estate depreciation for the three and six month periods ended June 30, 1996.

The non-mature apartment homes provided the majority of the increases in rental income, rental expenses and depreciation expense for the three and six month periods ended June 30, 1996, however, the higher average rents at the Company's mature communities also contributed to the increases in rental income. The non-mature apartment homes provided all of the increase in the aggregate net rental income experienced by the Company during the three and six month period ended June 30, 1996. For the 36,361 apartment homes in the 148 apartment communities owned at June 30, 1996, economic occupancy averaged 93.2%, the operating expense ratio (ratio of rental expenses to rental income) averaged 43.9% and average monthly rents were $545 for the six months ended June 30, 1996. For the six months ended June 30, 1995, the 31,507 apartment homes then owned had economic occupancy of 94.2%, the operating expense ratio averaged 42.2% and the average monthly rents were $498.

Overall, for the three and six months ended June 30, 1996, rent growth was higher than the same period last year, however, this increase was offset by lower occupancy and higher expenses. The increase in operating expenses for the six month period was in part attributable to the severe winter weather experienced during the first quarter of 1996 which resulted in an increase in gas, snow removal and repair labor expenses. In addition, during the second quarter of 1996, the Company's mature apartments experienced increases in most of the operating expense categories compared to the second quarter last year. Exterior painting and other non-recurring exterior improvements, such as striping and sealcoating parking lots, accounted for a significant amount of the increase. The major markets in which the Company operates have experienced good job growth and household formation, which has led to strong rent growth.

Mature Communities

The operating performance for the Company's 117 mature apartment communities containing 28,982 apartment homes for the three months and six months ended June 30, 1996 and 1995 is summarized as follows:


                          Three Months Ended June 30,            Six Months Ended June 30,
                                (In thousands)                       (In thousands)
                                  (Unaudited)                          (Unaudited)
                         -------------------------------    ---------------------------------
                           1996        1995     % Change       1996        1995      % Change
                         -------------------------------    ---------------------------------
Rental income            $ 44,804    $ 42,788      4.7%      $ 88,956   $ 85,410        4.2%
Rental expenses            20,255      18,316     10.6%        39,720     36,195        9.7%
Real estate depreciation    8,846       8,406      5.2%        17,719     16,775        5.6%
                         --------    --------     ------     ---------------------     -----
Net rental income        $ 15,703    $ 16,066     (2.3%)     $ 31,517   $ 32,440       (2.8%)

Economic occupancy           93.2%       93.9%    (0.7%)         93.1%      94.2%      (1.1%)
Average monthly rental
    rates                $    536    $    511      4.8%      $    533   $    509        4.6%



For the six months ended June 30, 1996, the Company's mature communities provided approximately 82% of the Company's rental income and 79% of its net rental income. Compared to the same six month period last year, total rental income from these apartment homes grew 4.2%, or $3.5 million, reflecting an increase in average monthly rents of 4.6% to $533 per month and an increase in other income of 41% as a result of the generally strong rental markets. The Company expects to maintain rent growth in the 4 1/2% range through the remainder of the year. For the six month period ended June 30, 1996, these rental rate increases were offset by a decrease in economic occupancy of 1.1% to 93.1% which resulted from a decrease in physical occupancy of .8% and an increase in credit loss of .3%. The Company expects to be able to sustain economic occupancy of approximately 94% through the remainder of the year. These same factors led to similar increases in rental income for the quarter ended June 30, 1996, as total rental income from these apartment homes grew 4.7%, or $2.0 million, reflecting an increase in average monthly rents of 4.8% to $536 per month and an increase in other income of 44%, over the same period last year.

For the six months ended June 30, 1996 rental expenses at these communities increased 9.7%, or $3.5 million, resulting in an increase in the operating expense ratio (the ratio of rental expenses to rental income) of 2.3% to 44.7%. The increase in rental expenses is partly attributable to the severe winter of 1996 compared to the relatively mild winter of 1995. Of the $3.5 million increase, approximately $450,000 was weather related which included increases in gas, snow removal and repair labor expenses. During the second quarter of 1996, the Company's mature apartments experienced increases in most of its operating expense categories compared to the same period last year. Exterior painting and other non-recurring exterior improvements, such as striping and sealcoating parking lots, accounted for a significant amount of the increase. In 1996, the Company began the process of upgrading certain of its older apartment communities. The upgrades relate primarily to the modernization of the kitchens and bathrooms with new appliances, cabinets, light fixtures, ceiling fans, shelving, countertops, doors and floor coverings. Although much of these costs have been capitalized, a portion has been expensed. The Company expects rental expenses to moderate in the two remaining quarters of 1996. However, the Company expects continuing pressure on certain expenses such as real estate taxes, insurance and water/sewer rates. Turnover (measured by move-outs) for the first six months of 1996, was 31.2% at the mature communities which approximates turnover for the six month period last year. The combination of higher rents which were offset by a decrease in occupancy and higher rental expenses led to a decrease in net rental income from mature communities of approximately $923,000 or 2.8% for the six month period ended June 30, 1996. Excluding the effects of the winter related expenses incurred during the first quarter, these same factors resulted in similar increases in operating expenses for the quarter ended June 30, 1996, as rental expenses increased 10.6% which resulted in an increase in the operating expense ratio of 2.4% to 45.2%.

Non-Mature Communities

The operating performance for the three and six months ended June 30, 1996 and 1995 for the Company's non-mature apartment communities which includes (i) the 7,379 apartment homes acquired since January 1, 1995 and (ii) the three apartment communities containing 302 apartment homes sold subsequent to December 31, 1994, is summarized as follows:


                                Three Months Ended June 30,        Six Months Ended June 30,
                                      (In thousands)                    (In thousands)
                                       (Unaudited)                        (Unaudited)
                            -------------------------------    -----------------------------
                               1996        1995    $ Change       1996      1995    $ Change
                            -------------------------------    -----------------------------
Rental income               $ 11,022   $  2,791     $ 8,231    $ 20,150   $ 3,495   $ 16,655
Rental expenses                4,472      1,030       3,442       8,230     1,342      6,888
Real estate depreciation       1,958        499       1,459       3,552       591      2,961
                            --------   --------     -------    --------   -------   --------
Net rental income           $  4,592   $  1,262     $ 3,330    $  8,368   $ 1,562   $  6,806


For the six months ended June 30, 1996, the Company's non-mature communities provided approximately 18% of the Company's rental income and 21% of its net rental income. Rental income, rental expenses and real estate depreciation increased from 1995 to 1996 directly as a result of the increase in the number of apartment homes acquired during 1995 and the first six months of 1996. For the 7,379 apartments in the 31 non-mature communities acquired since January 1, 1995, average economic occupancy was 93.4% and the operating expense ratio was 40.8% during the first six months of 1996. These communities provided increases of $16.7 million, $6.9 million and $6.8 million, respectively, in rental income, rental expenses , and net rental income for the six months ended June 30, 1996. For the quarter ended June 30, 1996, these communities provided increases of $8.2 million, $3.4 million and $3.3 million, respectively in rental income, rental expenses , and net rental income.

Commercial

Rental income, rental expenses and net rental income from commercial properties decreased $1.9 million, $354,000 and $508,000, respectively during the first six months of 1996 compared to the same period last year. Rental income, rental expenses and net rental income from commercial properties decreased $1.1 million, $194,000 and $293,000, respectively during the quarter ended June 30, 1996 compared to the same period last year. The decreases for both periods are directly attributable to the sale of nine shopping centers since the beginning of 1995.

Other Income and Expenses

Interest and other income increased $84,000 and $260,000 for the three and six month periods ended June 30, 1996, primarily due to dividend income from the Company's investment in securities available-for-sale in First Washington Realty Trust, Inc. 9.75% Series A Cumulative Participating Preferred Stock which was not held by the Company during the first six months of 1995. However, this amount was somewhat offset by interest income earned on the Company's short-term investments during the second quarter of 1995 relating to funds received from the April, 1995 issuance of preferred stock which was not fully invested in new apartment acquisitions until July, 1995.

Depreciation of real estate owned increased $1.3 million and $2.8 million for the three and six month periods ended June 30, 1996 over the same periods last year with substantially all of the increase attributable to the portfolio expansion that occurred during 1995. However, the increase was somewhat offset by the sales of nine shopping centers since January 1, 1995 and the transfer of properties from real estate held for investment to real estate held for disposition.

Interest expense increased $1.1 million and $1.3 million for the three and six month periods ended June 30, 1996 over the same period last year. The weighted average amount of debt employed for the six months ended June 30, 1996 was higher than it was in 1995 ($563.3 million in 1996 versus $510.7 million in 1995). The weighted average interest rate on this debt was slightly lower than it was during the same period last year, decreasing from 7.82% in 1995 to 7.61% in 1996. For the quarter ended June 30, 1996, the weighted average amount of debt outstanding was higher than the same period last year ($600.1 million in 1996 versus $510.6 million in 1995). The weighted average interest rate on this debt was slightly lower than it was during the same period last year, decreasing from 7.82% in 1995 to 7.56% in 1996.

General and administrative expenses increased by $151,000 or 5.4% for the six months ended June 30, 1996 over the same period last year. In 1996, the Company incurred increases in most of its general and administrative expense categories with the largest increases in payroll and payroll related expenses and shareholder relation expense which are directly related to the higher administrative costs associated with increasing the size of the Company. Although the Company experienced these same increases for the quarter ended June 30, 1996, total general and administrative expenses were flat compared to the same period last year when approximately $204,000 of expenses associated with an unsuccessful business combination with another apartment company was written-off.

Gains (losses) on sales of investments For the second quarter of 1996, the Company recognized a $129,000 financial reporting loss on the sale of a shopping center located in Myrtle Beach, South Carolina and one apartment community located in Newark, Delaware. In addition, a $965,000 financial reporting gain was recognized on the February, 1996 sale of a Myrtle Beach, South Carolina shopping center. The results of operations for the three and six month periods ended June 30, 1995 included a $4.6 million gain recognized on the sale of four of the Company's shopping centers to another REIT on June 30, 1995.

Other depreciation and amortization increased $6,000 and $17,000 for the three and six month periods ended June 30, 1996, primarily due to the increasing size of the Company.

Income before gains (losses) on the sales of investments and minority interest of unitholders in Operating Partnership increased $1.3 million and $3.8 million for the three and six month periods ended June 30, 1996, primarily as a result of the expansion of the Company's apartment portfolio during the past 18 months.

Net income decreased $3.4 million and increased $6,000 for the three and six month periods ended June 30, 1996 compared to the same period last year primarily as a result of the $4.6 million gain on the sale of investments recorded in the second quarter of 1995. Net income per share decreased 26% for the first six months of 1996 to $.23 per share from $.31 per share and decreased 47% for the quarterly period to $.10 per share from $.19 per share for this same reason.

Dividends to preferred shareholders totaled $2.4 million and $4.9 million for the three and six month periods ended June 30, 1996, compared to $1.8 million for the same periods last year. The Company issued 4.2 million shares of 9 1/4% Cumulative Redeemable Preferred Stock on April 24, 1995, therefore, the preferred stock was outstanding for only a portion of the periods presented last year.

Inflation

The Company believes that the direct effects of inflation on the Company's operations have been inconsequential.

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

         (b) A Form 8-K dated April 12, 1996 as filed with the Securities and Exchange Commission on April 12, 1996. The filing updated the reported the pro forma consolidated results of operations to reflect a full twelve months for the period ended December 31, 1995.

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


Exhibit            Description                                Location
3(a)              Restated Articles of Incorporation          Exhibit 4(i)(c) to the Company's Form S-3 Registration
                                                              Statement (Registration No. 33-64275) filed with the
                                                              Commission on November 15, 1995.

3(b)(i)           By-Laws                                     Exhibit 4(c) to the Company's  Form S-3 Registration
                                                              Statement (Registration No. 33-44743) filed with the
                                                              Commission on December 31, 1991.

3(b)(ii)          Amendment of By-Laws                        Exhibit 3(b)(ii) to the Company's Annual Report
                                                              On Form 10-K for the year ended December 31, 1995.

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






4(ii)(g)(1)       Indenture dated as of April 1, 1994,        Exhibit 4(ii)(f)(1) to the Company's
                  between the Company and First Union         Quarterly Report on Form 10-Q for
                  National Bank of Virginia, N.A.,            the quarter ended March 31, 1994.
                  as Trustee.

4(ii)(g)(2)       Resolution of the Board of Directors        Exhibit 4(ii)(f)(2) to the Company's
                  of the Company establishing terms of        Quarterly Report on Form 10-Q for
                  7 1/4% Notes due April 1, 1999              the quarter ended March 31, 1994.

4(ii)(g)(3)       Form of 7 1/4% Notes due April 1,           Exhibit 4(ii)(f)(3) to the Company's
                  1999                                        Quarterly Report on Form 10-Q for
                                                              the quarter ended March 31, 1994.

4(ii)(g)(4)       Resolution of the Board of                  Exhibit 4 (ii)(f)(4) to the Company's
                  the Company establishing terms of           Quarterly Report on Form 10-Q for
                  the 8 1/2% Debentures due                   quarter ended September 30, 1994.
                  September 15, 2024

4(ii)(g)(5)       Form of 8 1/2% Debentures                   Exhibit 4 (ii)(f)(5) to the Company's
                  due September 15, 2024                      Quarterly Report on Form 10-Q for
                                                              the quarter ended September 30, 1994.

4(ii)(h)(1)       Indenture dated November 1,                 Filed herewith.
                  1995, between the Company
                  And First Union National Bank
                  of Virginia, N.A., as Trustee

4(ii)(h)(2)       Resolution of the Board of the              Filed herewith.
                  Company establishing the terms
                  of the Medium-Term Notes

4(ii)(h)(3)       Form of Note for Medium-Term                Filed herewith.
                  Notes due nine months or more
                  from the date of issue


         The Company agrees to furnish to the Commission on request a copy of any instrument with respect to long-term debt of the Company or its subsidiaries the total amount of securities authorized under which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

 10(i)            Employment Agreement between                Exhibit 10(v)(i) to the Company's Annual Report on
                  the Company and John P. McCann              Form 10-K for the year ended December 31, 1982.
                  dated October 29, 1982

10(ii)            Employment Agreement between                Exhibit 10(v)(ii) to the Comapny's Annual Report on
                  the Company and James Dolphin               Form 10-K for the year ended December 31, 1982.
                  dated October 29, 1982.

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




10(iv)            1985 Stock Option Plan,                     Exhibit A to the Company's  definitive proxy
                  as amended                                  statement dated March 28, 1996.

10(v)             1991 Stock Purchase and Loan                Exhibit 10(v) to the Company's Annual Report on  Form
                  Plan                                        10-K for the year ended December 31, 1991.

10(vi)            Amended and Restated Agreement              Exhibit 10(vi) to the Company's Annual Report on
                  of Limited Partnership of                   Form 10-K for the year ended December 31, 1995.
                  United Dominion Realty, L.P.
                  Dated as of December 31, 1995

10(vii)           Distribution Agreement dated as of          Filed herewith.
                  July 8, 1996, between the Company
                  And Merrill Lynch & Co., Merrill
                  Lynch, Pierce, Fenner & Smith
                  Incorporated, Alex Brown & Sons
                  Incorporated, Goldman Sachs & Co.,
                  J. P. Morgan Securities, Inc.   and
                  NationsBanc Capital Markets, Inc.
                  relating to Medium-Term Notes
                  due nine months or more from the
                  date of issue.

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


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    United Dominion Realty Trust, Inc.
                                                 (registrant)




Date: August 14, 1996               /s/ James Dolphin
- ---------------------               -----------------
                                    James Dolphin
                                    Senior Vice President,
                                      and Chief Financial Officer


Date: August 14, 1996               /s/ Jerry A. Davis
- ---------------------               ------------------
                                    Jerry A. Davis
                                    Vice President, Controller-Corporate
                                      Accounting  and Chief Accounting Officer