Form 10-Q
period 1996-09-30
UNITED DOMINION REALTY TRUST INC
filed 1996-10-31
CIK 74208

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

               For the quarterly period ended September 30, 1996

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

                              Yes     X        No

                      APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 23, 1996:

Common Stock                        58,748,271

                      UNITED DOMINION  REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except for share data)
                                  (Unaudited)


                                                                 September 30,          December 31,
                                                                    1996                  1995
                                                                 -------------          -------------
Assets

Real estate owned:
  Real estate held for investment                                $   1,448,622         $    1,131,098
    Less: accumulated depreciation                                     159,429                129,454
                                                                 -------------          -------------
                                                                     1,289,193              1,001,644
  Real estate held for disposition                                      42,889                 51,015
Cash and cash equivalents                                                7,803                  2,904
Other assets                                                            35,826                 25,053
                                                                 -------------          -------------
                                                                 $   1,375,711         $    1,080,616
                                                                 =============         ==============

Liabilities and shareholders' equity

Notes payable-secured                                            $     307,505         $      180,481
7.25% Notes due April 1, 1999                                           75,000                 75,000
8.50% Debentures due September 15, 2024                                150,000                150,000
7.95% Medium Term Notes due July 12, 2006                              125,000
Notes payable-unsecured                                                138,389                124,858
Distributions payable to common shareholders                            14,099                 12,695
Accounts payable, accrued expenses and other liabilities                34,992                 21,193
                                                                 -------------          -------------
                                                                       844,985                564,227
                                                                 -------------          -------------

Minority interest of unitholders in operating partnership                2,030                     --

Shareholders' equity:
  Preferred stock, no par value; 25,000,0000 shares authorized:
    9 1/4% Series A Cumulative Redeemable Preferred Stock
       (liquidation preference of $25 per share), 4,200,000 shares
      issued and outstanding                                           105,000                105,000
  Common stock, $1 par value; 100,000,000 shares authorized
    58,744,488 shares issued and outstanding (56,375,333 in 1995)       58,744                 56,375
  Additional paid-in-capital                                           510,314                480,971
  Notes receivable from officer-shareholders                            (5,903)                (6,091)
  Distributions in excess of net income                               (141,336)              (120,314)
  Unrealized gain on securities available-for-sale                       1,877                    448
                                                                 -------------          -------------
Total shareholders' equity                                             528,696                516,389
                                                                 -------------          -------------
                                                                 $   1,375,711         $    1,080,616
                                                                 =============         ==============

See accompanying notes.

                       UNITED DOMINION REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                            Three Months Ended     Nine Months Ended
                                                                 September 30,         September 30,
                                                            ------------------     -----------------
                                                             1996      1995          1996      1995
                                                             ----      ----          ----      ----
Revenues
     Rental income                                       $ 63,083 $  49,842     $ 175,119 $ 143,082
     Interest and dividend income                             402       496         1,197     1,031
                                                           ------    ------       -------   -------
                                                           63,485    50,338       176,316   144,113

Expenses
    Rental  expenses:
        Utilities                                           4,425     3,700        12,810    10,627
        Repairs and maintenance                            10,711     8,429        29,847    22,493
        Real estate taxes                                   4,509     3,457        12,698    10,115
        Property management                                 1,444     1,785         4,192     4,153
        Other rental expenses                               6,400     4,417        16,852    12,631
    Real estate depreciation                               12,346     9,996        33,711    28,545
    Interest                                               13,530     9,974        35,413    30,563
    General and administrative                              1,260       989         4,192     3,771
    Other depreciation and amortization                       356       292           917       835
    Impairment loss on real estate held for disposition        --        --           290        --
                                                           ------    ------       -------   -------
                                                           54,981    43,039       150,922   123,733

Income before gains on sales of investments and minority
  interest of unitholders in operating partnership          8,504     7,299        25,394    20,380
Gains  on sales of investments                              1,339       205         2,176     4,844
Minority interest of unitholders in operating partnership
(Note 1)                                                      (25)       --           (26)       --
                                                           ------    ------       -------   -------

Net income                                                  9,818     7,504        27,544    25,224

Dividends to preferred shareholders                         2,428     2,428         7,284     4,209
                                                           ------    ------       -------   -------

Net income available to common shareholders              $  7,390 $   5,076     $  20,260 $  21,015
                                                          =======  ========      ========  ========

Net income per common share                              $    .13 $     .10     $     .36 $     .41
                                                          =======  ========      ========  ========

Dividends declared per common share                      $    .24 $    .225     $     .72 $    .675
                                                          =======  ========      ========  ========

Weighted average number of common shares outstanding       57,793    51,883        56,978    51,597


See accompanying notes.

                       UNITED DOMINION REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF  CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                            Nine months ended September 30,
                                                                 1996               1995
                                                            --------------   --------------
Operating Activities
   Net income                                             $    27,544      $      25,224
   Adjustments to reconcile net income to cash provided
        by operating activities:
      Depreciation and amortization                            34,628             29,380
      Minority interest of unitholders in Operating Partners       26                 --
      Impairment loss on real estate held for disposition         290                 --
      Gains on sales of investments                            (2,176)            (4,844)
      Accrual for estimated employment and other taxes             --                500
      Changes in operating assets and liabilities:
           Increase in operating liabilities                   12,720              1,780
           Increase in operating assets                          (432)            (4,893)
                                                             --------          ---------
Net cash provided by operating activities                      72,600             47,147

Investing Activities
   Acquisition of real estate, net of debt and liabilties
     assumed                                                 (165,927)          (120,516)
   Capital expenditures                                       (43,102)           (23,889)
   Net proceeds from the sales of investments                  18,730             20,060
   Other                                                           (6)             2,156
                                                             ---------          --------
Net cash used in investing activities                        (190,305)          (122,189)

Financing Activities
   Net proceeds from the issuance of common stock              31,900             18,278
   Net proceeds from the issuance of preferred stock               --            101,478
   Net proceeds from the issuance of unsecured notes payable  152,962             10,000
   Net proceeds from the issuance of secured notes payable      5,925             15,720
   Net borrowings of short-term bank borrowings                30,800             12,250
   Cash distributions paid to preferred shareholders           (7,284)            (2,185)
   Cash distributions paid to common shareholders             (39,879)           (33,126)
   Scheduled mortgage principal payments                       (1,881)            (1,405)
   Mortgage financing proceeds released from construction
     funds                                                      2,666                 --
   Payments on unsecured notes and non-scheduled secured
     mortgage principal payments                              (50,697)           (45,225)

   Payment of financing costs                                  (1,908)              (973)
                                                             ---------          --------
Net cash provided by financing activities                     122,604             74,812

Net increase (decrease) in cash and cash equivalents            4,899               (230)
Cash and cash equivalents, beginning of period                  2,904              7,261
                                                             ---------          --------

Cash and cash equivalents, end of period                  $     7,803      $       7,031
                                                             ========           ========

Supplemental information:
   Cash paid during the period for interest               $    33,699      $      33,383
   Secured debt assumed through the acquisition of
     properties                                               129,875             12,861
   Issuance of common stock in connection with acquisitions    22,678                 --
   Unsecured notes payable taken in connection with
     acquisitions                                              25,000                 --
   Issuance of operating partnership units                      2,006                 --


See accompanying notes.
                                       4

                       UNITED DOMINION REALTY TRUST, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
               (In thousands, except share and per share amounts)
                                  (Unaudited)

                                              Common Stock, $1 Par Value   Preferred Stock  Additional   Receivable
                                              --------------------------   ---------------   Paid-in-   from Office-
                                                 Number                     Number            Capital   Shareholders
                                               of Shares     Amount       of Shares   Amount
                                              ----------------------------------------------------------------------
Balance at December 31, 1995                   56,375,333    $56,375      4,200,000 $105,000 $480,971     ($6,091)

Common shares issued in connection with
  acquisitions                                  1,679,840      1,680                           20,990
Exercise of common share options                  104,320        104            -         -       991           -
Common shares purchased by officers, net of
  loan repayments                                  (5,000)        (5)           -         -       (64)        188
Common shares issued through dividend
       reinvestment and stock purchase plan       587,356        587            -         -     7,388           -
Common shares issued through employee stock
        purchase plan                               2,639          3            -         -        38           -
Preferred stock dividends declared  ($1.73
  per share)                                            -          -            -         -         -           -
Common stock distributions declared ($.72
  per share)                                            -          -            -         -         -           -
Unrealized gain on securities available-for-
  sale                                                  -          -            -         -         -           -
Net income                                              -          -            -         -         -           -
                                               ----------    -------      --------- -------- --------     --------
Balance at September 30, 1996                  58,744,488    $58,744      4,200,000 $105,000 $510,314     ($5,903)
                                               ==========    =======      ========= ======== ========     ========

                                                Unrealized
                                                 Gain on
                                               Distributions   Securities     Total
                                               in Excess of    Available  Shareholders'
                                                Net Income      for-Sale    Equity
                                               ----------------------------------------
Balance at December 31, 1995                    ($120,314)         $448      $516,389

Common shares issued in connection with
  acquisitions                                                                 22,670
Exercise of common share options                        -             -         1,095
Common shares purchased by officers, net of
       loan repayments                                  -             -           119
Common shares issued through dividend
       reinvestment and stock purchase plan             -             -         7,975
Common shares issued through employee stock
        purchase plan                                   -             -            41
Preferred stock dividends declared  ($1.73
 per share)                                        (7,284)            -        (7,284)
Common stock distributions declared ($.72
   per share)                                     (41,282)            -       (41,282)
Unrealized gain on securities available-for-
  sale                                                  -         1,429         1,429
Net income                                         27,544             -        27,544
                                                ----------       ------      --------
Balance at September 30, 1996                   ($141,336)       $1,877      $528,696
                                                ==========       ======      ========



See accompanying notes.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Basis of presentation
The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 1996 and results of operations for the interim periods ended September 30, 1996 and 1995. Such adjustments are of a normal and recurring nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and related notes appearing in the Company's December 31, 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and United Dominion Realty, L.P. (the " Operating Partnership"), formed in 1995. At September 30, 1996, 11 of the Company's apartment communities were owned by the Operating Partnership. At September 30, 1996, the Company was the sole general partner and held a 1% interest in the Operating Partnership. UDRT of North Carolina, L.L.C., a wholly owned subsidiary, held a 96.9% interest. All significant inter-company accounts and transactions have been eliminated in consolidation.

2. Reclassifications
Certain previously reported amounts have been reclassified to conform with the current financial statement presentation.

3. Real Estate Owned
Real estate held for investment
The following summarizes real estate held for investment at September 30, 1996 and December 31, 1995 (all of which were apartment communities or land held for future development of apartment communities) :

                                               September  30,           December 31,
Dollars in thousands                                 1996                    1995
--------------------                        -----------------          -------------
Land and land improvements                  $     239,159              $     193,672
Buildings and improvements                      1,126,343                    864,331
Furniture, fixtures and equipment                  79,934                     72,576
Construction in progress                            3,186                        519
                                            -------------              -------------
Real estate held for investment                 1,448,622                  1,131,098
Accumulated depreciation                         (159,429)                  (129,454)
                                            -------------              -------------
Real estate held for investment, net        $   1,289,193               $  1,001,644
                                            =============               ============

Real estate held for disposition

Real estate held for disposition included in the September 30, 1996 Consolidated Balance Sheet in the aggregate amount of $42.9 million includes: (i) one parcel of land valued at $1.6 million, (ii) seven apartment communities aggregating $23.6 million, (iii) three shopping centers aggregating $15.0 million and (iv) four office/ industrial properties aggregating $2.7 million. These properties contributed net rental income ( total rental income, less rental expenses, less depreciation expense) in the aggregate amount of approximately $1.3 million and $3.9 million for the three and nine months ended September 30, 1996, respectively.

4. Acquisitions
During the third quarter of 1996, the Company acquired 20 apartment communities containing 4,859 apartment homes at a total cost of $194.9 million, including closing costs. This included an acquisition of a portfolio of 18 apartment communities containing 4,508 apartment homes for $182.6 million, including closing costs. The apartment communities acquired during the quarter are as follows (in millions of dollars):

                       UNITED DOMINION REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


                                                No. Apartment         Year            Purchase
Name/Location                                      Homes              Built             Price
-------------                                   -------------         -----           --------
Cape Harbor/Wilmington, NC                           360               1996            $ 20.0
Chateau Village/Charlotte, NC                        250               1974               8.0
Cumberland Trace/Fayetteville, NC                    248               1973               8.5
Deerwood Crossing/Winston-Salem, NC                  285               1973               9.6
Dutch Village/Winston-Salem, NC                      203               1970               6.0
Kings Arms/Virginia Beach, VA                        192               1966               5.9
Lake Brandt/Greensboro, NC                           284               1995              15.0
Lake of the Woods/Atlanta, GA                        216               1989               9.2
Morganton Place/Fayetteville, NC                     280               1994              14.1
Northwinds/Greensboro, NC                            232               1989               8.5
Ramsgate/Chapel Hill, NC                             188               1988               7.7
Rivergate/Columbia, SC                               316               1989              13.2
South Hills/Charlotte, NC                            144               1984               5.5
Stonesthrow/Greenville, SC                           388               1993              17.9
Village at Cliffdale/Fayetteville, NC                356               1992              16.5
Westgate/Spartanburg, SC                             122               1976               1.9
Westwinds/Greensboro, NC                             276               1986               8.3
Woodberry/Asheville, NC                              168               1987               6.8
Park Forest/Greensboro, NC                           151               1987               6.5
Heritage Place/Orlando, FL                           200               1986               5.8
                                                   -----                                -----
                                                   4,859                               $194.9
                                                   =====                                =====

For the nine month period ended September 30, 1996, the Company acquired 28 apartment communities containing 7,096 apartment homes at a total cost of $293.9 million, including closing costs. Information regarding unaudited pro forma results of operations for the nine months ended September 30, 1996 and 1995 is set forth below. For the 1996 period, such information assumes the acquisition of the 18 apartment community portfolio, as if the acquisition had occurred on January 1, 1996. For the 1995 period, such information assumes the acquisition of 13 apartment communities containing 2,147 apartment homes at a total cost of $98.6 million and the acquisition of 18 apartment communities containing 4,508 apartment homes at a total cost of $182.6 million , as if the acquisitions had occurred on January 1, 1995.


                                                      Pro Forma
                                                  Nine Months Ended
                                                    September 30,
                                                  ------------------
                                                   1996        1995
                                                  -----        -----
                                                     (Unaudited)


Rental income                                   $ 191,230     $ 167,611
Net income available to common shareholders        20,108        18,214
Net income per common share                     $     .34     $     .34


The unaudited pro forma information is not necessarily indicative of what the Company's results of operations would have been if the acquisitions had occurred at the beginning of each of the periods presented nor does it purport to be indicative of the Company's results of operations for future periods.

5. Dispositions
During the third quarter, the Company sold two shopping centers located in Richmond, Virginia, for approximately $7.7 million, one apartment community located in Hopewell, Virginia for approximately $1.8 million and one parcel of undeveloped land for

                       UNITED DOMINION REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

$300,000. In connection with the sales, the Company recognized gains aggregating $1.3 million for financial reporting purposes.

Earlier in 1996, the Company sold two shopping centers located in Myrtle Beach, South Carolina for approximately $13.7 million and one apartment community located in Newark, Delaware for approximately $3.4 million. For the nine months ended September 30, 1996, the Company recognized an aggregate $2.2 million gain on property sales for financial reporting purposes. All but one of the 1996 property sales were structured to qualify as like-kind exchanges under Section 1031 of the Internal Revenue Code, so the related capital gains will be deferred for federal income tax purposes.

6. Notes Payable-Secured
Notes payable-secured consisted of the following at September 30, 1996 and 1995 and December 31, 1995 (in thousands of dollars):

                                              September 30,
                                    -----------------------------          December 31,
                                         1996              1995               1995
                                    ----------          ---------           --------
Fixed-rate secured notes            $ 95,578            $ 45,410           $   56,368
Tax-exempt fixed-rate                117,079             103,578              112,843
                                     -------             -------             --------
Total fixed-rate                     212,657             148,988              169,211
Variable-Rate                         89,298                  --                   --
Tax-exempt variable-rate               5,550              17,744               11,270
                                    ---------            -------             --------
                                   $ 307,505            $166,732           $  180,481
                                    =========           ========            =========

Conventional Fixed-Rate Secured Notes At September 30, 1996, conventional fixed-rate secured notes included 24 loans encumbering 18 properties. Secured notes are generally due in monthly installments of principal and interest and mature at various dates through 2020. At September 30, 1996 and 1995, this debt carried fixed rates of interest ranging from 7.00% to 9.625% (8.18% weighted average) and 7.00% to 9.625% (8.03% weighted average), respectively.

Conventional Variable-Rate Secured Notes The Company assumed two variable-rate secured notes payable, two variable-rate secured senior credit facilities and five related interest rate swap agreements in connection with the acquisition of the 18 apartment community portfolio on August 15, 1996, as outlined below.

The Company assumed two variable-rate secured notes payable from Wachovia Bank aggregating $18.2 million and bearing interest at LIBOR + 1%, which approximated 6.4% during the period owned by the Company.

The Company also assumed a $40 million senior credit facility from Wachovia Bank that bears interest at LIBOR (90 day) + 1% (approximated 6.4% during the period held by the Company) and is secured by six apartment communities. There are two related interest rate swap agreements with Wachovia Bank in the aggregate notional amount of $15 million under which the Company pays a fixed-rate of interest and receives a variable-rate on the notional amounts. The interest rate swaps effectively change the Company's interest rate exposure from a variable-rate to a fixed-rate of 7.09% (weighted average) on $15 million of the $40 million senior credit facility. At September 30, 1996 the $40 million Wachovia Bank secured senior credit facility had a weighted average interest rate of 6.67% which reflects the effects of the interest rate swaps.

In addition, the Company assumed a $31.2 million senior credit facility from First Union National Bank that bears interest of LIBOR (30 day) + 1.18% (approximated 6.58% during the period held by the Company) and is secured by seven apartment communities. There are three interest rate swap agreements with First Union National Bank in the aggregate notional amount of $30 million under which the Company pays a fixed-rate of interest and receives a variable-rate on the notional amounts. The interest rate swaps effectively change the Company's interest rate exposure from a variable-rate to a fixed-rate of 7.65% (weighted average) on $30 million of the $31.2 million senior credit facility. At September 30, 1996, the $31.2 million First Union National Bank secured senior credit facility had a weighted average interest rate of 7.61% which reflects the effects of the interest rate swaps.

                       UNITED DOMINION REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

Tax-Exempt Fixed-Rate Secured Notes At September 30, 1996, 17 properties were encumbered by fixed-rate secured notes aggregating $117.1 million which secure related tax-exempt housing bond issues. Interest on these notes is generally payable in semi-annual installments and the notes mature at various dates through 2025. At September 30, 1996, tax-exempt fixed-rate mortgage notes had interest rates ranging from 6.00% to 8.50% (weighted average 6.88%)

Tax-Exempt Variable-Rate Secured Notes At September 30, 1996, two of the Company's properties were encumbered by variable-rate secured notes aggregating $5.6 million which secure tax-exempt housing bond issues. Interest on these notes is generally payable in monthly installments and the notes mature at various dates through 2010. At September 30, 1996, tax-exempt variable-rate notes had interest rates ranging from 5.16% to 7.30% (weighted average 6.45%).

7.Notes Payable - Unsecured
A summary of secured notes payable at September 30, 1996 and 1995 and December 31, 1995 is as follows (in thousands of dollars):



                                                                       September  30,           December 31,
                                                               -------------------------------
                                                                   1996           1995              1995
                                                               ----------       --------        -----------
Commercial Banks
        Borrowings outstanding under revolving
             credit facilities (a)                            $   49,200        $ 26,400         $18,400
Insurance Companies--Senior Unsecured Notes
        7.98% due March, 1997-2003 (b)                            52,000          52,000          52,000
        9.57% due July, 1996                                         ---          35,000          35,000
        7.89% due March, 1996                                        ---          10,000          10,000
        8.72% due November, 1996-1998 (c)                          6,000           8,000           6,000

Other (d)                                                         31,189           3,592           3,458
                                                                --------       ---------       ---------
                                                                 138,389         134,992         124,858
Senior Unsecured Notes - Other
        7.95% Medium Term Notes due
             July 12, 2006                                       125,000             ---             ---
        7.25% Notes due April 1, 1999                             75,000          75,000          75,000
        8.50% Debentures due
             September 15, 2024 (e)                              150,000         150,000         150,000
                                                              ----------         -------         -------
                                                               $ 488,389       $ 359,992       $ 349,858
                                                               =========       =========       =========


        (a) The weighted average balance outstanding for the quarters ended September 30, 1996 and 1995 was $8.7 million and $1.8 million, respectively. This debt carried a weighted average daily interest rate during the third quarter of 1996 and 1995 of 6.03% and 6.92%, respectively. The weighted average balance outstanding for the nine months ended September 30, 1996 and 1995 was $46.5 million and $6.1 million, respectively. The weighted average daily interest rate for the nine months ended September 30, 1996 and 1995 was 6.06% and 6.80%, respectively. This debt carried a weighted average daily interest rate at September 30, 1996 of 6.22%.
        (b) Payable in seven equal annual principal installments of $7.4 million.
        (c)   Payable in equal annual principal installments of $2 million.
        (d) Includes $5.7 million at September 30, 1996 of deferred gain from terminated interest rate hedge transactions. The September 30, 1996 balance also includes a $25 million unsecured note payable due December 31, 1996.
        (e) Debentures include an investor put feature which grants the debenture-holder a one time option to redeem debentures in September 2004.

On July 9, 1996, the Company issued $125 million of ten year notes under its $200 million medium-term note program ("MTN") at an interest rate of 7.95%. Net proceeds of approximately $124.2 million were used to (i) curtail existing bank debt in the amount of $93.1 million, and (ii) repay a portion of the 9.57%, $35 million senior note that matured on July 15, 1996. In July, 1995 and

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

June, 1996, the Company entered into separate interest rate protection transactions in the aggregate notional amount of $125 million in anticipation of this refinancing. The two interest rate hedge agreements were terminated simultaneously with the $125 million MTN issuance and the Company received $3.0 million in cash on settlement which have been deferred and will have the economic effect of reducing the interest rate to approximately 7.61% over the ten year term.

8.  Subsequent Events
On October 1, 1996, the Company executed a definitive agreement to acquire South West Property Trust Inc. ("South West"), a Dallas, Texas based apartment REIT, in a tax free merger. The merger was approved unanimously by the Board of Directors of both companies. The merger will be accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. Based upon the closing stock price of the Company on September 30, 1996, ($14.00 per share) shareholders of South West will receive approximately $312 million of the Company's common stock. In addition, the Company will assume approximately $235 million of debt and other liabilities, making the total value of the transaction approximately $547 million. South West owns 14,975 apartments homes, including 808 under development. The merger is subject to completion of due diligence and the approval of the shareholders of both companies. The merger is expected to be effective at the close of business on December 31, 1996.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

A significant aspect of the Company's investment strategy has been to concentrate its investments within the Southeast. The Company operates primarily in 17 major markets dispersed throughout a nine state area extending from Delaware to Florida and westward to Memphis, Tennessee. At September 30, 1996, the Company did not own more than 9% of its apartment homes in any one market. The following table summarizes the Company's major apartment market information (includes real estate held for investment and real estate held for disposition):

                                                          Nine  Months Ended         Three Months Ended
                        As of September 30, 1996          September 30, 1996         September 30, 1996
                  ------------------------------------  ------------------------   ------------------------
                    Number of   Number of  Percentage                Average                    Average
                    Apartment   Apartment  Apartment    Economic     Monthly       Economic     Monthly
Market             Communities    Homes      Homes    Occupancy**  Rental Rates* Occupancy**  Rental Rates*
----------------------------------------------------- --------------------------   ------------------------
Richmond, VA            13        3,697        9%         94.7%       $517           94.0%     $  523
Columbia, SC            12        3,534        9%         92.1%        481           92.0%        487
Charlotte, NC           14        2,728        7%         95.0%        537           94.3%        546
Orlando, FL              9        2,653        6%         91.4%        545           92.9%        549
Raleigh, NC              9        2,628        6%         98.4%        573           98.3%        583
Atlanta, GA              9        2,450        6%         94.5%        549           95.1%        566
Tampa, FL                8        2,351        6%         92.7%        543           93.8%        548
Eastern  NC              9        2,150        5%         96.0%        511           95.8%        518
Greensboro, NC           9        2,122        5%         92.8%        528           93.4%        534
Baltimore, MD            8        1,746        4%         90.4%        634           92.0%        639
Greenville, SC           9        1,840        4%         91.9%        486           90.8%        494
Hampton Roads, VA        7        1,628        4%         90.9%        525           89.9%        531
Nashville, TN            6        1,520        4%         94.0%        560           94.3%        566
Washington, DC           6        1,483        4%         88.4%        650           91.7%        670
Jacksonville, FL         3        1,157        3%         93.3%        579           93.0%        581
Ft. Lauderdale, FL       4          960        2%         90.6%        774           88.6%        776
Memphis, TN              4          935        2%         93.6%        487           93.9%        494
Other                   27        5,622       14%         93.3%        541           93.9%        546
                        --        -----      ----         -----        ---           -----     ------
      Total            166       41,204      100%         93.2%      $ 549           93.4%     $  554
                       ===       ======      ====         =====      =====           =====     ======

* Average Monthly Rental Rates for the Quarter and Nine Months Ended September 30, 1996, represents potential rent collections (gross potential rents less market adjustments), which approximates net effective rents.

** Economic Occupancy is defined as rental income (gross potential rent less vacancy loss, management units and credit loss) divided by potential collections (gross potential rent less management units) for each period presented, expressed as a percentage.

Financial Condition

As a qualified REIT, the Company distributes a substantial portion of its cash flow to its shareholders in the form of quarterly distributions. The Company seeks to retain sufficient cash to cover normal operating needs, including routine replacements and to help fund additional acquisitions. For the nine months ended September 30, 1996, the Company's cash flow from operating activities exceeded cash distributions paid to preferred and common shareholders by approximately $25.4 million. The Company utilizes a variety of primarily external financing sources to fund portfolio growth, major capital improvement programs and balloon debt payments. The Company has frequently utilized its bank lines of credit to temporarily finance these expenditures and has subsequently replaced this short-term bank debt with longer term debt or equity. The Company has, from time to time, used derivative instruments to synthetically alter on-balance sheet liabilities or to hedge anticipated financing transactions. Derivative contracts did not have a material impact on results of operations during the periods ended September 30, 1996 or 1995.

At September 30, 1996, the Company's outstanding indebtedness totaled $795.9 million with a weighted average interest rate of 7.54%. This amount includes (i) mortgage notes payable aggregating $184.9 million with a weighted average interest rate of 7.59%, (ii) tax-exempt bond indebtedness aggregating $122.7 million with a weighted average interest rate of 6.86%, (iii) senior unsecured notes payable aggregating $439.1 million with a weighted average interest rate of 7.83% and (iv) bank line borrowings aggregating $49.2 million with a weighted average interest rate of 6.22%. At September 30, 1996, total senior debt equaled 46% of the Company's total market capitalization.

At the beginning of 1996, the Company had approximately $2.9 million of cash and cash equivalents and $85.1 million of available and unused bank lines of credit.

For the nine months ended September 30, 1996, the Company's cash flow from operating activities increased approximately $25.5 million over the same period last year, primarily as a result of the significant expansion of the Company's portfolio of apartment communities as discussed below and under "Results of Operations".

During the nine months ended September 30, 1996, net cash used for investing activities was approximately $190.3 million which resulted primarily from the Company's acquisition of 28 apartment communities containing 7,096 apartment homes for a total cost, net of debt and liabilities assumed of $165.9 million which includes $129.9 million of mortgage notes payable assumed. The Company also funded $43.1 million of capital improvements to its properties during this same period. The Company received net cash proceeds of $18.7 million from the sales of real estate held for disposition during the first nine months of 1996 which included two apartment communities, four shopping centers and one parcel of undeveloped land ($4.9 million is held in escrow in a like-kind exchange transaction and is included in other assets).

Net cash provided by financing activities during the nine months ended September 30, 1996, was approximately $122.6 million reflecting (i) net proceeds from the issuance of common stock in the amount of $31.9 million, which includes $8.0 million received from the issuance of common stock under the Company's dividend reinvestment and stock purchase plan, (ii) net proceeds from the issuance of notes payable of approximately $153.0, (iii) net short-term bank borrowings of $30.8 million, (iv) net proceeds from the issuance of tax-exempt bonds totaling $5.9 million and (v) mortgage financing proceeds released from construction funds in the amount of $2.7 million. These cash inflows were partially offset by
(i) $47.2 million of cash distributions paid to common and preferred shareholders funded with cash flows from operating activities, (ii) scheduled mortgage principal payments of $1.9 million, (iii) payments on notes and non-scheduled mortgage principal payments of $50.7 million, and (iv) payment of financing costs aggregating $1.9 million.

The Company considers its cash provided by operating activities adequate to meet its operating requirements and payments of distributions to both common and preferred shareholders.

During 1996, the Company has completed several significant financing activities. During 1996, the Company implemented a $200 million medium-term note program ("MTN") program under its $462.5 million shelf registration statement. On July 9, 1996, the Company issued $125 million of ten year notes under this program at an interest rate of 7.95%. Net proceeds of approximately $124.2 million were used to (i) curtail existing bank debt in the amount of $93.1 million, and (ii) repay a 9.57%, $35 million senior note that matured on July 15, 1996. In July, 1995, the Company executed a forward starting interest rate swap with a notional amount of $50 million which had the effect of fixing the interest rate on a 10-year Treasury starting July 15, 1996 at 6.544%. In anticipation of implementing the medium-term note program, the Company entered into a second interest rate hedge agreement for $75 million (notional amount) on June 28, 1996 which allowed the Company to lock-in a 10 year Treasury rate of 6.75%. The two interest rate hedge agreements were terminated simultaneously with the issuance of the MTN's and the Company received $3.0 million in cash on the settlement which had the economic effect of reducing the interest rate to approximately 7.61% over the ten year term. Additionally, on August 15, 1996, the Company acquired an 18 property apartment portfolio, located primarily in North Carolina and South Carolina, at an aggregate cost of $182.6 million, including closing costs. The acquisition was financed with (i) additional borrowings under bank lines of credit of $25.1 million, (ii) the assumption of secured debt encumbering properties aggregating approximately $109.8 million, (iii) Seller financing of $25 million, and (iv) the issuance of approximately 1.7 million shares of the Company's common stock valued at $22.7 million.

The Company may from time to time sell apartment communities that no longer meet the long-term investment objectives the Company has set for its apartment portfolio. Also, the Company hopes to dispose of its remaining commercial properties over time as suitable opportunities arise. Since January 1, 1996, the Company has sold two apartment communities, four shopping centers and one parcel of undeveloped land for an aggregate sales price of $26.9 million. In connection with the sales, the Company recognized an aggregate $2.2 million financial reporting gain. Of the $24.7 million in cash proceeds received ($4.9 million was held in escrow at September 30, 1996, pending the completion of a like-kind exchange transaction and is included in Other Assets ). At September 30, 1996, the Company had one industrial building under contract for which the sale occurred in October, 1996 for an approximate $250,000 gain for financial reporting purposes. Included in the consolidated balance sheet at September 30, 1996, as "Real estate held for disposition" are 14 properties in the aggregate amount of $42.9 million, net of accumulated depreciation and impairment loss valuation allowance. Real estate held for disposition contributed net rental income (total rental income, less rental expenses, less depreciation expense) of approximately $1.3 million and $3.9 million for the quarter and nine months ended September 30, 1996, respectively. The 14 properties consist of the following: (i) seven apartment communities aggregating $23.6 million, (ii) three shopping centers aggregating $15.0 million, (iii) four office/ industrial properties in the amount of $2.7 million and (iv) one parcel of land aggregating $1.6 million.

The Company's liquidity and capital resources are believed to be more than adequate to meet its cash requirements for the next several years. The Company expects to meet its long-term liquidity requirements, such as balloon debt maturities, property acquisitions and significant capital improvements primarily through the public and private sale of capital stock and the issuance of medium and long-term unsecured notes payable. The Company may also raise capital through (i) the assumption of mortgage indebtedness, (ii) sales of properties,
(iii) distributions reinvested and cash invested through the Company's Dividend Reinvestment and Stock Purchase Plan, (iv) retained cash flow and (v) the issuance of Operating Partnership Units. As a result of its investment grade debt ratings, The Company has used and expects to continue to use unsecured debt as a primary debt funding source. The Company also uses secured debt financings to a much lesser extent and only when such financings take the form of tax-exempt housing bonds or when, in connection with apartment acquisitions, existing mortgage financings are in place that (i) are closed to prepayment,
(ii) cannot be repaid at a reasonable cost or (iii) carry an attractive interest rate. Depending upon the volume and timing of acquisition activity, the Company anticipates raising additional debt and equity capital during the next twelve months.

On October 1, 1996, the Company executed a definitive agreement to acquire South West Property Trust Inc., a Dallas, Texas based apartment REIT, in a tax free merger. The acquisition will be accounted for using the purchase method in accordance with Accounting Principles Board Opinion No. 16. Based upon the closing stock price of the Company on September 30, 1996, shareholders of South West will receive approximately $312 million of the Company's common stock. In addition, the Company will assume approximately $235 million of debt and other liabilities, making the total value of the transaction approximately $547 million. South West owns 14,975 apartments homes, including 808 under development. Approximately 80% of South West's apartments are in Texas, including 50% in Dallas. The merger is subject to completion of due diligence by October 31, 1996, and the approval of the shareholders of both companies. It is anticipated that the merger will be effective as of the close of business on December 31, 1996.

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

For the three months ended September 30, 1996, FFO increased 19.9% to $18.4 million, compared with $15.4 million for the third quarter of 1995. For the nine months ended September 30, 1996, FFO increased 15.2% to $52.1 million, compared to $45.2 million for the same period last year. The increase in FFO for both periods presented was principally due to the increased net rental income from the Company's 12,298 non-mature apartment homes in 51 apartment communities (those acquired subsequent to December 31, 1994).


                                                        Three Months Ended                   Nine Months Ended
                                                           September 30,                        September 30,
                                                           (In thousands)                      (In thousands)
                                                             (Unaudited)                         (Unaudited)
                                                ---------------------------------    -------------------------------
                                                   1996          1995    % Change      1996        1995     % Change
                                                ---------------------------------    -------------------------------
Calculation of Funds from Operations:
Income before gains (losses) on sales of
 investments and minority interest of
 unitholders in Operating Partnership             $ 8,504      $ 7,299      16.5%    $ 25,394    $ 20,380     24.6%
Adjustments:
              Real estate depreciation             12,346        9,996      23.5%      33,711      28,545     18.1%
              Dividends to preferred
                  shareholders                     (2,428)      (2,428)       --       (7,284)     (4,209)    73.1%
              Prior years' payroll tax
                   liability                           --          500        --           --         500       --
              Impairment loss on real
                   estate held for disposition         --           --        --          290          --       --
                                                 --------     --------    -------    --------    --------   -------
Funds from Operations                            $ 18,422     $ 15,367      19.9%    $ 52,111    $ 45,216     15.2%
                                                   ======      =======    =======    ========    ========   =======


Results of Operations

The Company's net income is primarily generated from the operations of its apartment communities. For purposes of evaluating the Company's comparative operating performance, the Company categorizes its apartment communities into two categories (i) mature - those communities acquired prior to January 1, 1995 and held throughout the reporting period and (ii) non-mature - those communities acquired subsequent to December 31, 1994 plus four apartment communities sold during this same period.

For the quarter and nine months ended September 30, 1996, the Company reported increases over the same period last year in rental income and income before gains (losses) on sales of investments and minority interest of unitholders in Operating Partnership, net income and FFO. Since the beginning of 1995, the Company acquired and developed a total of 12,298 apartment homes in 51 communities representing a 35.9% expansion in the number of apartment homes owned during that period. These apartment homes (the "non-mature" communities) provided a substantial portion of the aggregate reported increases noted above.

All Communities

The operating performance (unaudited) for all of the Company's 166 apartment communities containing 41,204 apartment homes and the 122 apartment communities containing 32,662 apartment homes for the three months and nine months ended September 30, 1996 and 1995, respectively, is summarized as follows:

                                  Three Months Ended September 30,        Nine Months Ended September 30,
                                         (In thousands)                           (In thousands)
                                 ---------------------------------    -------------------------------------
                                   1996        1995       % Change        1996          1995       % Change
                                 ---------------------------------    -------------------------------------
Rental income                    $ 62,215    $ 48,328        28.7%      $171,321      $ 137,231       24.8%
Rental expenses                   (27,206)    (21,135)       28.7%       (75,155)       (58,730)      28.0%
Real estate depreciation          (12,346)     (9,682)       27.5%       (33,616)       (27,048)      24.3%
                                 --------     --------       -----      --------     ----------       -----
Net rental income (1)            $ 22,663    $ 17,511        29.4%      $ 62,550      $  51,453       21.6%
                                 =========    ========       =====      ========     ==========       =====


Weighted average number of
      apartment homes              38,697      32,041        20.8%        36,193         30,746       17.7%

Economic occupancy (2)               93.4%       94.0%       (0.6%)         93.2%          94.1%      (1.0%)


(1) Net rental income for an apartment community is defined as total rental income, less rental expenses, less depreciation expense.

(2) Economic occupancy is defined as rental income (gross potential rent less vacancy loss, management units and credit loss) divided by potential collections (gross potential rent less management units) for the period, expressed as a percentage.

Due to the acquisition and development of 12,298 apartment homes since January 1, 1995, the weighted average number of apartment homes has increased 20.8% and 17.7% for the three and nine month periods ended September 30, 1996, respectively. For the nine month period, the weighted average number of apartment homes increased to 36,193 from 30,746 apartment homes compared to the same period last year and to 38,697 from 32,041 for the quarter ended September 30, 1996. As a result of the increase in the number of apartment homes acquired since January 1, 1995, the Company has experienced significant increases in rental income, rental expenses and real estate depreciation for the three and nine month periods ended September 30, 1996.

The non-mature apartment homes (see discussion under "Non-Mature Communities") provided the majority of the increases in rental income, rental expenses and depreciation expense for the three and nine month periods ended September 30, 1996, however, higher average rents at the Company's mature communities also contributed to the increases in rental income. For the 41,204 apartment homes in the 166 apartment communities owned at September 30, 1996, economic occupancy averaged 93.2% and the operating expense ratio (ratio of rental expenses to rental income) averaged 43.9% for the nine months ended September 30, 1996. For the nine months ended September 30, 1995, the 32,662 apartment homes then owned had economic occupancy of 94.1% and the operating expense ratio averaged 42.8%.

The major markets in which the Company operates have experienced good job growth and household formation, which has led to strong rent growth for the Company's mature apartment communities (see discussion under "Mature Communities"). The increase in operating expenses for the nine month period was in part attributable to the severe winter weather experienced during the first quarter of 1996 which resulted in an increase in gas, snow removal and repair labor expenses. The Company's mature apartments experienced increases in most of the operating expense categories compared to the same periods last year. Exterior painting and other non-recurring exterior improvements, such as striping and sealcoating parking lots, accounted for a significant amount of the increase. In addition, real estate taxes, casualty insurance premiums and water/sewer expenses increased for the three and nine month periods ended September 30, 1996, compared to the same periods last year.

Mature Communities

The operating performance (unaudited) for the Company's 116 mature apartment communities containing 28,906 apartment homes for the three months and nine months ended September 30, 1996 and 1995 is summarized as follows:

                         Three Months Ended September 30,       Nine Months Ended September 30,
                                  (In thousands)                         (In thousands)
                         --------------------------------     ----------------------------------
                             1996       1995     % Change        1996         1995      % Change
                         --------------------------------     ----------------------------------
Rental income            $  45,500    $  43,376     4.9%      $ 134,287    $ 128,613       4.4%
Rental expenses            (20,557)     (19,136)    7.4%        (60,201)     (55,271)      8.9%
Real estate depreciation    (9,138)      (8,825)    3.5%        (26,827)     (25,600)      4.8%
                           -------      -------     ----      -----------------------      ----
Net rental income        $   15,805   $  15,415     2.5%      $  47,259    $  47,742      (1.0%)

Economic occupancy            93.0%        93.9%   (1.0%)          93.1%        94.1%     (1.0%)
Average monthly rental
    rates                $     543    $     518     4.8%      $     536    $     512       4.7%


For the nine months ended September 30, 1996, the Company's mature communities provided approximately 78% of the Company's rental income and 76% of its net rental income. Compared to the same nine month period last year, total rental income from these apartment homes grew 4.4%, or $5.7 million, reflecting an increase in average monthly rents of 4.7% to $536 per month and an increase in other income, primarily fee income, of $932,000 or 44%. The Company expects to maintain rent growth in the 4 1/2% range through the remainder of the year. For the nine month period ended September 30, 1996, the rental rate increases were offset by a decrease in economic occupancy of 1.0% to 93.1% which resulted from a decrease in physical occupancy of .8% and an increase in credit loss of .2%. The Company expects to be able to sustain economic occupancy in the 93% to 94% range through the remainder of the year. These same factors led to similar increases in rental income for the quarter ended September 30, 1996, as total rental income from these apartment homes grew 4.9%, or $2.1 million, reflecting an increase in average monthly rents of 4.8% to $543 per month and an increase in other income of $391,000 or 49%, over the same period last year.

For the nine months ended September 30, 1996 rental expenses at these communities increased 8.9%, or $4.9 million, resulting in an increase in the operating expense ratio (the ratio of rental expenses to rental income) of 1.9% to 44.8%. The increase in rental expenses is partly attributable to the severe winter of 1996 compared to the relatively mild winter of 1995. Of the $4.9 million increase, approximately $450,000 was weather related which included increases in gas, snow removal and repair labor expenses. During the first nine months of 1996, the Company's mature apartments experienced increases in most of its operating expense categories compared to the same period last year. Exterior painting and other non-recurring exterior improvements, such as striping and sealcoating parking lots, accounted for almost $1 million of the increase. In addition, real estate taxes, casualty insurance premiums and water & sewer expenses have increased $452,000, $319,000 and 289,000, respectively, over the same period last year. In 1996, the Company began the process of upgrading certain of its older apartment communities. The upgrades relate primarily to the modernization of the kitchens and bathrooms with new appliances, cabinets, light fixtures, ceiling fans, shelving, countertops, doors and floor coverings. Although certain of these costs have been capitalized, a portion has been expensed. The process of upgrading has also contributed to higher turnover costs and an increase in repair labor costs. The Company expects rental expenses to moderate during the fourth quarter of 1996, however, it expects continuing pressure on certain expenses such as real estate taxes, insurance and water/sewer rates. Turnover (measured by move-outs) for the first nine months of 1996, was 47.6% at the mature communities which approximates turnover for the nine month period last year. The combination of higher rents which were offset by a decrease in occupancy and higher rental expenses led to a decrease in net rental income from mature communities of approximately
$483,000 or 1.0% for the nine month period ended September 30, 1996.
Excluding the effects of the winter related expenses incurred during the first quarter, these same factors resulted in similar increases in operating expenses for the quarter ended September 30, 1996, as rental expenses increased 7.4% which resulted in an increase in the operating expense ratio of 1.1% to 45.2%. For the third quarter of 1996, casualty insurance expense increased approximately $330,000 over the same period last year. Over the past several years, the Company experienced a large number of casualty insurance claims relating to hurricane and storm damage which resulted in a significant increase in insurance rates beginning with the July 1, 1996 policy year.

Non-Mature Communities

The operating performance (unaudited) for the three and nine months ended September 30, 1996 and 1995 for the Company's 50 non-mature apartment communities which includes (i) the 12,298 apartment homes acquired and developed since January 1, 1995 and (ii) the four apartment communities containing 378 apartment homes sold since December 31, 1994, is summarized as follows:


                                 Three Months Ended                  Nine Months Ended
                                   September 30,                       September 30,
                                  (In thousands)                      (In thousands)
                          ------------------------------    --------------------------------
                            1996       1995    $ Change       1996         1995     $ Change
                          ------------------------------    --------------------------------
Rental income             $ 16,715    $ 4,952   $ 11,763    $  37,034    $  8,618   $ 28,416
Rental expenses             (6,649)    (1,999)    (4,650)     (14,954)     (3,459)   (11,495)
Real estate depreciation    (3,208)      (857)    (2,351)      (6,789)     (1,448)    (5,341)
                          --------    -------   --------    ---------    --------   --------
Net rental income         $  6,858    $ 2,096   $  4,762    $  15,291    $  3,711   $ 11,580


For the nine months ended September 30, 1996, the Company's non-mature communities provided approximately 22% of the Company's rental income and 24% of its net rental income. Rental income, rental expenses and real estate depreciation increased from 1995 to 1996 directly as a result of the increase in the number of apartment homes acquired during 1995 and the first nine months of 1996. For the 12,298 apartments in the 51 non-mature communities acquired and developed since January 1, 1995, average economic occupancy was 93.7% and the operating expense ratio was 40.4% during the first nine months of 1996. These communities provided increases of $28.4 million, $11.5 million and $11.6 million, respectively, in rental income, rental expenses , and net rental income for the nine months ended September 30, 1996. For the quarter ended September 30, 1996, these communities provided increases of $11.8 million, $4.7 million and $4.8 million, respectively in rental income, rental expenses , and net rental income.

Commercial

Rental income, rental expenses and net rental income from commercial properties decreased $2.9 million, $561,000 and $1.4 million, respectively during the first nine months of 1996 compared to the same period last year. Rental income, rental expenses and net rental income from commercial properties decreased $915,000, $207,000 and $313,000, respectively during the quarter ended September 30, 1996 compared to the same period last year. The decreases for both periods are directly attributable to the sale of eleven shopping centers since the beginning of 1995.

Other Income and Expenses

Interest expense increased $3.6 million and $4.9 million for the three and nine month periods ended September 30, 1996 over the same period last year. The weighted average amount of debt employed for the nine months ended September 30, 1996 was higher than it was in 1995 ($619.1 million in 1996 versus $496.5 million in 1995). The weighted average interest rate on this debt was slightly lower than it was during the same period last year, decreasing from 7.82% in 1995 to 7.65% in 1996. For the quarter ended September 30, 1996, the weighted average amount of debt outstanding was higher than the same period last year ($763.9 million in 1996 versus $496.2 million in 1995). The weighted average interest rate on this debt was slightly lower than it was during the same period last year, decreasing from 7.82% in 1995 to 7.55% in 1996. The interest rates decreased slightly for both the three and nine month periods ended September 30, 1996, primarily as a result of the fact that the weighted average interest rate on short-term bank borrowings decreased compared to both periods last year. In addition, during 1996, the Company retired $45 million of unsecured debt which was replaced with lower interest rate debt.

General and administrative expenses increased by $271,000 and $421,000 for the three and nine months ended September 30, 1996 over the same period last year. In 1996, the Company incurred increases in most of its general and administrative expense categories with the largest increases in payroll and payroll related expenses, investor relations expenses and office rent which are directly related to the higher administrative costs associated with increasing the size of the Company, however, general and administrative expense as a percentage of rental revenues has remained relatively flat compared to last year for both periods presented.

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

         (b) A Form 8-K dated August 15, 1996 was filed with the Securities and Exchange Commission on August 30, 1996. The filing reported the acquisition of a portfolio of 18 apartment communities which in the aggregate were deemed to be significant. The financial statements filed as a part of this report are the combined statements of rental operations of the properties.

              A Form 8-K dated October 1, 1996 was filed with the Securities and Exchange Commission on October 4, 1996. The filing reported the Agreement and Plan of Merger dated as of October 1, 1996 between the Company, United Dominion Sub, Inc., a wholly-owned subsidiary of the Company, and South West Property Trust Inc.

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




Exhibit            Description                                Location
2(a)              Agreement of Purchase and Sale dated        Exhibit 2 to the Company's Current Report on Form
                  July 1, 1996                                8-K dated August 15, 1996.

2(b)              Definitive Agreement and Plan of            Exhibit 2(b) to the Company's Form S-4 Registration
                  Merger dated as of October 1, 1996,         Statement (Registration No. 333-13745) filed with the
                  between United Dominion Sub, Inc.           Commission on October 9, 1996.
                  And South West Property Trust Inc.

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

4(ii)(g)(4)       Resolution of the Board of Directors        Exhibit 4 (ii)(f)(4) to the Company's
                  of the Company establishing terms of        Quarterly Report on Form 10-Q for
                  the 8 1/2% Debentures due                   quarter ended September 30, 1994.
                  September 15, 2024

4(ii)(g)(5)       Form of 8 1/2% Debentures                   Exhibit 4 (ii)(f)(5) to the Company's
                  due September 15, 2024                      Quarterly Report on Form 10-Q for
                                                              the quarter ended September 30, 1994.

4(ii)(h)(1)       Indenture dated November 1,                 Exhibit 4(ii)(h)(1) to the Company's
                  1995, between the Company                   Quarterly Report on Form 10-Q for
                  And First Union National Bank               the quarter ended June 30, 1996.
                  of Virginia, N.A., as Trustee

4(ii)(h)(2)       Resolution of the Board of the              Exhibit 4(ii)(h)(2) to the Company's
                  Company establishing the terms              Quarterly Report on Form 10-Q for
                  of the Medium-Term Notes                    the quarter ended June 30, 1996.

4(ii)(h)(3)       Form of Note for Medium-Term                Exhibit 4(ii)(h)(3) to the Company's
                  Notes due nine months or more               Quarterly Report on Form 10-Q for
                  from the date of issue                      the quarter ended June 30, 1996.


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

10(vii)           Distribution Agreement dated as of          Exhibit 10(vii) to the Company's Quarterly Report
                  July 8, 1996, between the Company           on Form 10-Q for the quarter ended June 30, 1996.
                  And Merrill Lynch & Co., Merrill
                  Lynch, Pierce, Fenner & Smith
                  Incorporated, Alex Brown & Sons
                  Incorporated, Goldman Sachs & Co.,
                  J. P. Morgan Securities, Inc.   and
                  NationsBanc Capital Markets, Inc.
                  relating to Medium-Term Notes
                  due nine months or more from the
                  date of issue.

12                Computation of Ratio of Earnings            Filed herewith.
                  to Fixed Charges

21 The Company has the following subsidiaries, all of which but United Dominion Realty, L.P. are wholly owned. The Company owns general and limited partnership interests in United
                  Dominion Realty, L.P., constituting 97.9% of the aggregate partnership interest.
                  The Commons of Columbia, a Virginia corporation
                  UDRT of North Carolina, L.L.C., a North Carolina limited liability company UDRT of Alabama, Inc., an Alabama corporation UDR of Marble Hill, L.L.C., a Virginia limited liability company United Dominion Realty, L.P., a Virginia limited partnership United Dominion Residential, Inc., a
                  Virginia corporation UDRT of Virginia, Inc., a Virginia corporation United Dominion, Sub, Inc., a Virginia corporation


                                       22

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    United Dominion Realty Trust, Inc.
                                    ----------------------------------
                                               (registrant)




Date: October 31, 1996              /s/ James Dolphin
----------------------              -----------------
                                    James Dolphin
                                    Senior Vice President,
                                      and Chief Financial Officer


Date: October 31, 1996              /s/ Jerry A. Davis
----------------------              ------------------
                                    Jerry A. Davis
                                    Vice President, Controller-Corporate
                                     Accounting  and Chief Accounting Officer