Form 10-K405
period 1996-12-31
UNITED DOMINION REALTY TRUST INC
filed 1997-03-31
CIK 74208

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K405

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year  ended December 31, 1996

                                       OR

           (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         Commission file number 1-10524

                       UNITED DOMINION REALTY TRUST, INC.
             (Exact name of registrant as specified in its charter)

         Virginia                              54-0857512
 -------------------------                   -----------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation of organization)              Identification No.

             10 South Sixth Street,  Richmond, Virginia 23219-3802
-----------------------------------------------------------------------------
              (Address of principal executive offices - zip code)

                                 (804) 780-2691
              (Registrant's telephone number, including area code)

                   Securities registered pursuant to Section
                               12(b) of the Act:

Title of each class                       Name of exchange on which registered
---------------------                    -------------------------------------
Common Stock, $1 par value                New York Stock Exchange
9 1/4% Series A Cumulative Redeemable     New York Stock Exchange
Preferred Stock

            Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to filing requirements for at least the past 90 days.

                              Yes     X        No


Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained , to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K. (X)

The aggregate market value of the shares of common stock held by non-affiliates (Based upon the closing sales price on the New York Stock Exchange) on March 14, 1997 was approximately $1.3 billion.* As of March 14, 1997, there were 86,288,728 shares of common stock, $1 par value, outstanding.

Part III incorporates certain information be reference from the definitive proxy statement to be filed with respect to the Annual Meeting of Shareholders on May 6, 1997.

*In determining this figure, the Company has assumed that all of its officers & directors, and persons known to the Company to be beneficial owners of more than 5% of the Company's shares, are affiliates. Such assumptions should not be deemed conclusive for any other purpose.

                       UNITED DOMINION REALTY TRUST, INC.

                               TABLE OF CONTENTS


                                                                                                  PAGE
                                                                                                  ----
PART I.

         Item 1.  Business                                                                          3
         Item 2.  Properties                                                                       13
         Item 3.  Legal Proceedings                                                                14
         Item 4.  Submission of Matters to a Vote of Security-Holders                              14

PART II.

         Item 5.  Market for Registrant's Common Equity and Related                                16
                           Stockholder Matters
         Item 6.  Selected Financial Data                                                          16
         Item 7.  Management's Discussion and Analysis of Financial                                18
                           Condition and Results of Operation
         Item 8.  Financial Statements and Supplementary Data                                      29
         Item 9.  Changes in and Disagreements with Accountants on                                 29
                           Accounting and Financial Disclosure

PART III.

         Item 10.          Directors and Executive Officers of the Registrant                      30
         Item 11.          Executive Compensation                                                  30
         Item 12.          Security Ownership of Certain Beneficial Owners and                     30
                           Management
         Item 13.          Certain Relationships and Related Transactions                          30

PART IV.

         Item 14.          Exhibits, Financial Statement Schedule, and Reports                     31
                           on Form 8-K

                                     Part I

Item 1. Business

The Company
General

         United Dominion Realty Trust, Inc., a Virginia corporation, (collectively with its subsidiaries, the "Company"), is a self-administered equity real estate investment trust ("REIT"), formed in 1972 which acquires, repositions, develops, manages and selectively sells apartment homes for its own portfolio in the Sunbelt region of the United States. Effective at the close of business on December 31, 1996, the Company acquired South West Property Trust, Inc. ("South West") in a statutory merger ("Merger"). South West was a Texas-based real estate investment trust that owned 44 apartment communities containing 14,320 completed apartment homes and 675 under development, located primarily in Texas. The South West apartment portfolio consists primarily of B grade communities. The Merger provided several strategic and operational benefits which include (i) operating efficiencies through economies of scale,
(ii) added development experience and capability, (iii) increased liquidity in common stock and the potential to lower the Company's cost of capital, (iv) geographic expansion which provided significant investment in several major markets including Dallas, Houston, San Antonio and Phoenix, (v) additional investment opportunities in the Sunbelt markets and (vi) broadening of the Company's management. The Merger was accounted for under the purchase method of accounting prescribed by Accounting Principles Board No. 16, and as such, had no impact on the Company's results of operations for 1996.
Following the merger, at December 31, 1996, the Company owned 55,664 completed apartment homes in 210 apartment communities and had 1,475 apartment homes under development.

         The Company is headquartered in Richmond, Virginia with divisional offices in Richmond and Dallas plus regional offices in Richmond, Atlanta, Georgia, Dallas, Texas and Orlando, Florida, and area offices in the previously mentioned cities plus Columbia, Maryland, Raleigh, North Carolina, Charlotte, North Carolina, Tampa, Florida, Nashville, Tennessee, San Antonio, Texas and Phoenix, Arizona. The regional offices are responsible for the operation, acquisition, construction and asset management activities in their respective geographic regions. The Company had approximately 1,900 associates as of March 15, 1997.

         The Company manages its properties directly, rather than through outside property management firms. During 1996, the cost of internal property management of the Company's apartment properties totaled approximately 2.4% of rental revenue versus the 4-5% fee typically charged by independent fee management companies in the Company's major markets. In determining its cost of self management, the Company considers all direct and indirect costs associated with the internal property management function.

         The Company is operated so as to qualify as a real estate investment trust under the applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"). To qualify, the Company must meet certain tests which, among other things, require that its assets consist primarily of real estate, its income be derived primarily from real estate, and at least 95% of its taxable income be distributed to its common shareholders. Because the Company qualifies as a REIT, it is generally not subject to Federal income taxes.

Apartments and Markets

         At the end of 1996, the apartment portion of the Company's portfolio included 210 apartment communities having a total of 55,664 completed apartment homes and constituting 98% of the Company's real estate owned, at cost. The Company operates in 21 major markets dispersed throughout a 15 state area from Delaware to Nevada. (See Item 2, "Properties.") During 1996, 1995 and 1994, the Company's apartment portfolio provided approximately 98%, 96% and 93%, respectively of the Company's rental income. The Company's apartment communities consist primarily of upper middle to moderate income garden and townhouse communities which make up the broadest segment of the apartment market. Most of the communities are considered to be B grade quality although the Company does own class A properties that compete at or near the top of their respective markets. Management believes that well located apartments offer the Company a good combination of current income and longer term equity growth.

         Although there is no known move toward rent control in any of the markets in which the Company now owns apartments, should rent control legislation be enacted, the Company's ability to raise rents to cover increases in operating expenses might be impaired. While the Company has been largely unaffected by military cutbacks and base closures, the effect of future defense cuts on the Company's regions is unknown. As the Company has expanded, it has attempted to avoid markets where the exposure to reduced defense spending is believed to be high. The size and geographical diversification of the Company can smooth the performance during natural real estate cycles.

         Apartment markets in the Company's regions in 1994 and 1995 generally benefitted from the combination of job growth which led to increases in the number of renter households and only modest apartment construction. Physical occupancy peaked in mid-1994 and remained above 95% through mid-1995 before trending downward during the second half of 1995. During the first half of 1996, most of the southeast apartment markets were in equilibrium with supply and demand balanced but occupancy fell during the second half. This was due to a combination of factors including slower job growth, an increase in the home ownership rate and an increase in the supply of new apartments. Physical occupancy at the Company's apartment properties averaged 91.9% for December, 1996 compared with 93.9% for December, 1995. Despite this market softness, the Company expects rent growth and other income growth to remain strong over the next several years. It is anticipated that the Company will benefit more from higher rent growth in 1997 and 1998 than from occupancy gains. The Company expects to maintain rent growth in the 4% range and physical occupancy in the 92% range during 1997. On December 31, 1996, the Company acquired South West Property Trust Inc. and expanded its geographical markets. Approximately 80% of the South West apartment portfolio is located in Texas, with 50% in Dallas. Like the southeast markets, the southwest markets have experienced population and job growth above the national average, strong young household formation and growing demand for apartment homes. With the anticipated increase in young household formation and immigration trends, the Company believes there will be good long-term demand for B grade apartment communities in the Sunbelt.

Business and Operating Strategies

         The Company seeks to maximize shareholder value through increasing its funds from operations ("FFO") and quarterly distributions to shareholders, while building equity primarily through real estate appreciation. FFO is defined as income before gains [losses] on investments, minority interest of unitholders in operating partnership and extraordinary items [computed in accordance with generally accepted accounting principles] plus real estate depreciation, less preferred dividends and after adjustment for significant nonrecurring items, if any).

         The Company's current strategy is to be a major apartment owner in the larger Sunbelt markets. Generally, the list of top 20 U.S. growth markets is dominated by Sunbelt cities including cities in which the Company operates. The Company operates primarily in 21 major markets dispersed throughout a 15 state area from Delaware to Nevada. The Company believes that being a large or dominant owner in a market has the following advantages:

o        Being a local market leader.
o Obtaining economies of scale in use of personnel, advertising and purchasing goods and services locally.
o        Efficiently adding services to produce other sources of income.
o Benefitting from utility deregulation by purchasing utilities in bulk and remarketing them to residents.
o        Building stronger local and regional teams of associates.


         To fully execute this strategy, the Company will continue to grow principally through acquisitions. However, given its size, as well as its objective to be a dominant owner in its larger Sunbelt markets, the Company's development capability provides it with added flexibility to grow in its existing markets.


Acquisitions


         The Company's acquisition strategy focuses on acquiring two types of apartment communities: (i) near Class A properties built since 1980 where the investment (purchase price plus planned improvements) represents a significant discount to replacement cost and (ii) well located older communities that can be upgraded and repositioned for the longer term. When evaluating potential acquisitions, the Company considers, among other things (i) the geographic location, (ii)construction quality, condition and design of the property, (iii) the current and projected cash flow of the property and the ability to increase cash flows, (iv) the potential for rent increases, (v) the potential for economic growth of the community in which the property is located, (vi) occupancy demands for similar properties in the area, (vii) competition from existing multifamily residential properties, and (viii) construction of new properties in the area.

         In addition to the Merger, during 1996, the Company purchased 30 apartment communities containing 7,712 apartment homes throughout the southeast for approximately $321 million. These acquisitions occurred in 13 of the Company's 21 major markets. This includes 18 apartment communities with 4,508 apartment homes located primarily in North Carolina and South Carolina acquired in a portfolio purchase for approximately $183 million, including closing costs. A geographic distribution of the Company's portfolio of apartment communities held for investment is included in Item 2, "Properties". The Company expects to acquire approximately 7,000 to 9,000 apartment homes for an aggregate purchase price ranging from $300 million to $400 million during 1997.

Merger

         The real estate industry is in the midst of a consolidation phase which began around 1990. Prior to 1990, the Company was the only major publicly held REIT focusing predominantly on apartment investments. Since then, a number of new multifamily REITs have been formed. According to the National Association of Real Estate Investment Trusts (NAREIT), there were more than 31 apartment REITs as of February 28, 1997. It is believed that some of these REITs may be forced to seek to be acquired by larger, better capitalized REITs with superior access to the capital markets, such as the Company. The Company has been a major participant in this real estate consolidation, having acquired apartment portfolios in each of the last three years and completing the Merger with South West on December 31, 1996. The Company expects to continue to participate in the consolidation process as an acquirer of other apartment portfolios and/or apartment REITs when such transactions are accretive to FFO earnings, can enhance dividend growth and shareholder value and can provide strategic and operational benefits.

Development

         Consistent with the Company's acquisition strategy, apartment home development activity will be primarily focused in its major markets by investing in good site locations for new development and additions to existing apartment communities. The capability to develop provides the Company with added flexibility to grow in its existing major markets. During 1996, the Company completed the development of a second phase to an apartment community which added 60 apartment homes in Wilmington, North Carolina, and began developing a 360 apartment home community in Nashville, Tennessee. The Merger provides the Company with additional development capabilities as South West grew primarily through development during the last few years. During 1996, South West completed the development of three new apartment communities containing 1,194 apartment homes and the second phase to another apartment community containing 246 apartment homes. As a result of the development projects started by both companies during 1996, there were 1,580 apartment homes under construction, of which 105 were completed, at December 31, 1996. At December 31, 1996, the Company had $37.9 million of real estate under development with a total estimated costs to complete of approximately $102 million. The Company expects to fund in excess of $50 million on development activity during 1997 on these development projects.

Existing Communities

         The Company seeks to achieve income growth from its portfolio of mature apartment communities by increasing rental revenues while maintaining occupancy and controlling operating expenses. During 1996, the Company's mature apartment communities (those communities acquired prior to January 1, 1995 and held throughout the annual reporting period) experienced strong rent and other income growth of 4.6% and 33%, respectively. Rental expenses at these mature communities increased 8.1% as the Company experienced pressure in many of its operating expense categories such as real estate taxes, insurance, salaries and wages, security, maintenance and weather related expenses.

         During 1996, the Company began the process of upgrading the interiors of its older apartment communities, primarily by modernizing the kitchens and bathrooms. The decision to upgrade the existing apartment portfolio is designed to enhance rent growth and add value to the apartment communities. This program which will take several years to complete, entails replacing or refurbishing appliances, light fixtures, floor coverings, cabinets, countertops and shelving. These improvements, which are considered revenue enhancing, contributed to the 4.6% rent growth at the mature apartment communities during 1996 and will continue to give these communities a competitive advantage in their respective markets. The Company also began several initiatives in 1995 and 1996 that were designed to improve the property, grow occupancy, reduce turnover, increase rents and reduce expenses which include: (i) submetering of water and sewer to residents where local and state regulations allow the cost to be passed on to the resident, (ii) gating and fencing of apartment communities where feasible in order to control access into the communities and promote a sense of privacy, (iii) installing monitoring devices such as intrusion alarms or controlled access devices on the front doors of enclosed hallways, (iv) enlarging fitness centers and (v) adding business centers where computers, fax machines, copiers and meeting places are available to residents. The Company expects to fund approximately $400 per unit on revenue enhancing expenditures and $400 per unit on recurring capital expenditures during 1997 to improve the interiors and exteriors of the Company's apartment communities.

Sales

         The Company continually assesses its real estate portfolio in order to make hold, upgrade or sell decisions on each of its apartment communities. The Company's strategy is to selectively sell certain apartment communities that no longer meet long term investment objectives that have been established for its apartment portfolio due to size, location, age or projected earnings potential. During 1996, the Company sold four apartment communities, four shopping centers, one industrial park and two parcels of undeveloped land for net cash proceeds of approximately $33.8 million. The sale of the five commercial properties furthers the Company's objective of disposing of its non-apartment portfolio. At December 31, 1996, the Company had six apartment communities, three shopping centers, three other commercial properties and one parcel of undeveloped land classified as "Real estate held for disposition" in its consolidated balance sheet aggregating $39.6 million, net of accumulated depreciation and valuation allowance. The Company hopes to dispose of these properties during the next twelve months.

         At December 31, 1996, commercial properties, primarily shopping centers, constituted the remaining 2% of the Company's real estate owned at cost. During 1996, 1995, and 1994, commercial properties provided 2%, 4%, and 7%, respectively, of the Company's rental income. The commercial portfolio has become a non-material portion of the Company's total portfolio and will be divested over time.

Financing Strategies

         The Company is committed to maintaining a conservative capital structure. Prior to 1996, the Company generally managed its debt levels at or below 40% of total market capitalization (debt and equity). During 1996, the Company modestly increased the proportion of debt in its capital structure as interest rates were at historical lows. At December 31, 1996, total senior debt equaled 43% of the Company's total market capitalization (debt and equity) of $2.4 billion. The Company's senior debt is currently rated BBB+ by Standard & Poor's and Baal by Moody's. As a result of its investment grade debt ratings, the Company has used and expects to continue to use unsecured debt as its primary debt funding source. Depending on the volume and timing of acquisition and development activity during 1997, the Company anticipates raising additional debt and equity capital during the next twelve months.

         As a qualified REIT, the Company distributes a substantial portion of its cash flow to its shareholders in the form of distributions. Over the past several years, the Company has sought to retain a greater portion of its cash flow. During 1996, the Company's cash flow from operating activities exceeded cash distributions paid to common shareholders by approximately $26.4 million. The Company funds new acquisitions, development activity, property renovations, major capital improvements and balloon debt payments primarily through the private and public sale of capital stock and the issuance of medium and long-term unsecured notes payable. The Company has frequently utilized its bank lines of credit to temporarily finance these expenditures and has subsequently replaced the short-term bank debt with longer term debt or equity. In addition, the Company may also fund its capital requirements through (i) sales of properties, (ii) assumption of mortgage indebtedness, (iii) cash invested through the Company's dividend reinvestment and stock purchase plan, (iv) the issuance of operating partnership units and (v) retained cash flow.

         At December 31, 1996, the Company had the following credit facilities outstanding: (i) $70 million of revolving credit facilities with four commercial banks, (ii) $33.5 million of additional available lines of credit with three of its commercial banks, (iii) a $50 million interim credit facility with one of its commercial banks and (iv) a $75 million unsecured revolving credit facility assumed on December 31, 1996 in connection with the Merger which was repaid in January, 1997. At December 31, 1996, the Company had $125.3 million of borrowings outstanding under these credit facilities. The Company plans to increase its current bank credit facilities from $103.5 million to $250 million during

1997.

Competition

         In most of the Company's markets, the competition for residents among properties is very intense. Some competing properties are larger and/or newer than the Company's properties and offer features for prospective residents not offered by properties owned by the Company. The competitive situation of each property varies and intensifies as additional properties are constructed.

         The Company expects to continue to aggressively acquire additional apartment properties within the Sunbelt during 1997. When it is in the market for new acquisitions, the Company competes with numerous other investors, including other REITs, individuals, partnerships, corporations, pension funds, insurance companies, foreign investors, and other real estate entities. Management believes that the Company, in general, is well positioned in terms of economic and other resources to compete effectively. Even though the Company has certain advantages over some of its competitors because of its substantial presence in the region and its access to capital, some competing investors are larger than the Company in terms of assets and other investment resources and may have a competitive advantage.

Environmental Regulations

         To date, compliance with Federal, State, and local environmental protection regulations has not had a material effect upon the capital expenditures, earnings, or competitive position of the Company. However, over the past few years, there have been increasing concerns raised regarding the presence of asbestos and other hazardous materials in existing real estate properties. In response to this, on March 1, 1991, the Company adopted a property management plan for hazardous materials. As part of the plan, Phase I environmental site investigation and reports have been completed for each property owned by the Company and not previously inspected. In addition, all proposed acquisitions are inspected prior to acquisition. The inspections are conducted by qualified environmental consultants and the report issued is reviewed by the Company prior to the purchase or development of any property. Nevertheless, it is possible that the Company's environmental assessments will not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. In some cases, the Company has abandoned otherwise economically attractive acquisitions because the costs of removal or control have been prohibitive and/or the Company has been unwilling to accept the potential risks involved. The Company does not believe it will be required to remediate any asbestos materials at any of its properties as asbestos is managed in place in accordance with current environmental laws and regulations. Management believes that through professional environmental inspections and testing for asbestos and other hazardous materials, coupled with a conservative posture toward accepting known risk, the Company can minimize its exposure to potential liability associated with environmental hazards.

         The Company is not aware of any environmental hazards at any of its properties which individually or in the aggregate may have a material adverse impact on its operations or financial position. The Company has not been notified by any governmental authority, and is not otherwise aware, of any material non-compliance, liability or claim relating to environmental liabilities in connection with any of its properties. The Company does not believe that the cost of continued compliance with applicable environmental laws and regulations will have a material adverse effect on the Company or its financial condition or results of operations. There can be no assurance, however, that future environmental laws, regulations or ordinances will not require additional remediation of existing conditions that are not currently actionable, or impose more stringent requirements on the Company, the costs of compliance with which could have a material adverse effect on the Company or its financial condition. To the best of its knowledge, the Company is in compliance with all applicable environmental rules and regulations.

 Operating Partnership - United Dominion Realty Trust, L.P.

         On October 23, 1995, the Company organized United Dominion Realty, L.P. (the "Partnership") under the Virginia Revised Uniform Limited Partnership Act, as amended (the "Partnership Act"). The Company is the sole General Partner of the Partnership and currently holds a 97% interest therein and 1% is currently held by UDRT of North Carolina, L.L.C., a wholly owned subsidiary of the Company. The remaining 2% is held by outside parties. In 1995, the Company acquired two apartment communities and land to develop an additional apartment community using the Partnership and transferred seven of its Tennessee properties into the Partnership. During 1996, the Company issued approximatley 136,000 operating partnership units valued at approximately $2 million in connection with the acquisition of an apartment community. The Partnership is intended to assist the Company in competing for the acquisition of properties that meet the Company's investment strategies from seller partnerships some or all of whose partners may wish to defer taxation of gain realized on sale through an exchange of partnership interests.

         The Partnership is organized under a First Amended and Restated Agreement of Limited Partnership dated as of December 31, 1995 (the "Partnership Agreement"). A summary of certain provisions of the Partnership Agreement is set forth below. The summary does not purport to be complete and is subject to and qualified in its entirety by reference to applicable provisions of the Partnership Act and the complete Partnership Agreement, which is filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

Units

         The interests in the Partnership of the Partnership's limited partners (the "Limited Partners") are represented by units of limited partnership interest (the "Units"). All holders of Units are entitled to share in cash distributions from, and in the profits and losses of, the Partnership. Distributions by the Partnership are made equally for each Unit outstanding. As the Partnership's sole General Partner, the Company intends to make distributions per Unit in the same amount as the cash dividends paid by the Company on each share of Common Stock. However, because the Partnership properties, which are the primary source of cash available for distribution to Unit holders, are significantly fewer than the properties held directly by the Company and may not perform as well, there can be no assurance that distributions per Unit will always equal Common Stock dividends per share. A distribution made to the Company to enable it to maintain its REIT status (see "Management and Operations" below) may deplete cash otherwise distributable to Unit holders. The Partnership may borrow from the Company for the purpose of equalizing per Unit and per Common share distributions, but neither the Partnership nor the Company is under any obligation regarding Partnership borrowings for this or any other purpose.

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

Reimbursement of General Partner; Transactions with the General Partner and its Affiliates

         The General Partner will receive no compensation for its services as General Partner of the Partnership. However, as a partner in the Partnership, the General Partner has the same right to allocations of profit and loss and distributions as other partners of the Partnership. In addition, the Partnership will reimburse the General Partner for all expenses it incurs relating to the ownership and operation of, or for the benefit of, the Partnership and any offering of Units or other partnership interests, and for the pro rata share of the expenses of any offering of securities of the Company some or all of the proceeds of which are contributed to the Partnership.


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

Redemption Rights

         Each Limited Partner has the right (the "Redemption Right"), subject to the purchase right of the General Partner described below, to cause the redemption of such Limited Partner's Units for cash in an amount per Unit equal to the average of the closing sale prices of the Common Stock of the Company on the New York Stock Exchange (the "NYSE") for the ten trading days immediately preceding the date of receipt by the General Partner of notice of such Limited Partner's exercise of the Redemption Right. Subject to certain restrictions intended to prevent undesirable tax consequences and assure compliance with the Securities Act, a Limited Partner may exercise the Redemption Right at any time but not more than twice within the same calender year and not with respect to less than 1,000 Units (or all Units owned by such Limited Partner, if less than 1,000). A Limited Partner that exercises the Redemption Right shall be deemed to have offered to sell the Units to be redeemed to the General Partner, and the General Partner may elect to purchase such Units by paying to such Limited Partner either the redemption price in cash or by delivering to such Limited Partner a number of shares of Common Stock of the Company equal to the product of the number of such Units, multiplied by the "Conversion Factor," which is 1.0, subject to customary antidilution provisions in the event of stock dividends on or subdivisions or combinations of the Common Stock subsequent to issuance of such Units. Any Common Stock issued to the redeeming Limited Partner will be listed on the NYSE and if and to the extent provided in such Redeeming Partner's Investment Agreement, registered under the Securities Act and/or entitled to rights to Securities Act registration.

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

Item 2.  Properties
Real Estate Held for Investment

The table below sets forth a summary by major geographic market of the Company's portfolio of apartment rental properties held for investment at December 31, 1996.

See also Notes 1 and 2 to the Consolidated Financial Statements and Schedule III
- Summary of Real Estate Owned.


                                           Number of     Number of    Percentage of
                                           Apartment     Apartment      Apartment      Real Estate
Major Geographic Markets                  Communities       Homes         Homes          at Cost
------------------------                  -----------    ---------    ------------    ------------
Dallas, Texas                                  20         7,223           13%          $262,153,110
Richmond, Virginia                             12         3,541            7%           103,180,360
Columbia, South Carolina                       12         3,534            6%           112,548,555
Raleigh, North Carolina                        10         2,936            5%           116,867,387
Orlando, Florida                               10         2,981            5%           111,047,090
Tampa, Florida                                  9         2,639            5%            90,214,349
Charlotte, North Carolina                      13         2,501            5%            87,154,000
Atlanta, Georgia                                8         2,226            4%            82,713,902
Eastern, North Carolina                         9         2,150            4%            72,348,771
Greensboro, North Carolina                      9         2,122            4%            82,712,500
San Antonio, Texas                              5         1,983            4%            87,150,000
Baltimore, Maryland                             8         1,746            3%            76,507,947
Greenville/Spartanburg, South Carolina          8         1,718            3%            58,273,183
Nashville, Tennessee                            6         1,520            3%            52,775,890
Washington, DC                                  6         1,483            3%            64,316,263
Hampton Roads, Virginia                         6         1,428            3%            45,436,578
Jacksonville, Florida                           3         1,157            2%            47,711,857
Ft. Lauderdale, Florida                         4           960            2%            59,616,216
Memphis, Tennessee                              4           935            2%            32,566,185
Phoenix, Arizona                                3           712            1%            36,550,000
Houston, Texas                                  2           514            1%            12,250,000
Other  Maryland                                 4           784            1%            32,912,724
Other Texas                                     5         1,341            3%            38,675,000
Other Florida                                   5         1,172            2%            40,381,088
Other North Carolina                            4         1,052            2%            45,900,338
Other Virginia                                  6           988            2%            32,836,159
Delaware                                        2           368            0%            16,604,565
Other Georgia                                   2           468            1%            20,593,877
Other South Carolina                            2           408            1%            12,511,511
Arkansas                                        2           512            1%            20,500,000
Nevada                                          1           384            1%            20,000,000
Oklahoma                                        1           316            0%             9,775,000
Alabama                                         2           382            1%            13,527,559
New Mexico                                      1           210            0%             9,300,000
                                          ---------      ------         ------       --------------
                   Total                      204        54,394          100%        $2,007,611,964
                                          =========      ======         ======       ==============





                                                                               Economic      Average Monthly Rental      Average
                                                                Cost           Occupancy    Rates for the Year  Ended   Unit Size
Major Geographic Markets                     Encumbrances     per Unit      Full Year 1996    December 31,  1996 *    (Square Feet)
------------------------                     ------------    ---------      --------------  ------------------------- -------------
Dallas, Texas                                     (d)        $36,294             93.3% (a)                $509 (a)         782
Richmond, Virginia                             $6,183,077     29,139             93.7%                     520             944
Columbia, South Carolina                       29,358,461     31,847             91.7%                     484             860
Raleigh, North Carolina                        11,800,000     39,805             98.2%                     578             827
Orlando, Florida                               27,700,000     37,252             91.8%                     546             919
Tampa, Florida                                  8,103,979     34,185             92.8%                     546             970
Charlotte, North Carolina                      14,129,881     34,848             94.3%                     560             828
Atlanta, Georgia                               11,535,184     37,158             93.6%                     554             949
Eastern, North Carolina                        10,782,933     33,651             95.8%                     508             790
Greensboro, North Carolina                     14,323,909     38,979             90.2%                     458             933
San Antonio, Texas                                (d)         43,949             89.1% (a)                 512 (a)         847
Baltimore, Maryland                            30,395,000     43,819             91.3%                     636             865
Greenville/Spartanburg, South Carolina         20,416,000     33,919             90.9%                     490             870
Nashville, Tennessee                            5,183,402     34,721             93.9%                     564             954
Washington, DC                                 11,357,182     43,369             89.0%                     641             830
Hampton Roads, Virginia                            --         31,818             91.0%                     546             983
Jacksonville, Florida                          22,454,958     41,238             92.3%                     567             872
Ft. Lauderdale, Florida                            --         62,100             91.3%                     775           1,092
Memphis, Tennessee                              5,805,000     34,830             93.1%                     491             784
Phoenix, Arizona                                  (d)         51,334             90.2% (a)                 508 (a)         888
Houston, Texas                                    (d)         23,833             87.3% (a)                 462 (a)         686
Other  Maryland                                    --         41,981             97.8%                     602             935
Other Texas                                       (d)         28,840             86.5% (a)                 511 (a)         774
Other Florida                                   4,909,149     34,455             90.8%                     536             810
Other North Carolina                           23,493,161     43,632             88.6%                     (e)             889
Other Virginia                                  2,920,000     33,235             96.8%                     529             848
Delaware                                           --         45,121             95.2%                     591             893
Other Georgia                                   6,337,580     44,004             91.7%                     625           1,140
Other South Carolina                            2,200,000     30,665             84.6%                     398             909
Arkansas                                        5,053,526     40,039             90.2% (a)                 508 (a)         821
Nevada                                             --         52,083              (c)                      (c)             837
Oklahoma                                          (d)         30,934             92.9% (a)                 435 (a)         756
Alabama                                            --         35,412             87.4%                     492           1,067
New Mexico                                        (d)         44,286             89.8% (a)                 575 (a)         729
                                             ------------    -------             ----------              ---------      ------
                   Total                     $369,310,458    $36,909             92.9% (b)                $548 (b)         870
                                             ============    =======             ==========              =========      ======


At December 31, 1996, the Company had six apartment properties, three shopping centers, three other commercial properties and one parcel of undeveloped land classified in the consolidated balance sheet as real estate held for disposition in the amount of $39,556,055, net of accumulated depreciation in the amount of $14,617,873 and impairment loss valuation allowance in the amount of $290,000. These properties are not included in the above schedule.

* Average Monthly Rental Rates for the Year Ended December 31, 1996, represents potential rent collections (gross potential rents less market adjustments), which approximates net effective rents. These amounts exclude the 1996 acquisitions.

(a) These apartment communities were acquired on December 31, 1996 in connection with the statutory merger (the "Merger") with South West Property Trust Inc. ("South West") and as such, this information is presented for informational purposes only, as South West is not included in the Company's results of operations for the year ended December 31, 1996.

(b) Excludes the South West apartment communities.

(c) This community was under major rehabilitation by South West during 1996 and as such this information is excluded.

(d) In connection with the Merger, the Company assumed $94,868,076 of REMIC Financings which encumber 27 of the apartment communities acquired.

(e) These properties were acquired during 1996, and as such, this information is not available.
                                       13

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

         On December 10, 1996, the Company held a special meeting of shareholders. A total of 34,976,019 shares of common stock, representing 59% of the 58,754,315 shares outstanding and entitled to vote as of the record date (November 1, 1996) were represented in person or by proxy and constituted a quorum.

         At the meeting, the shareholders approved an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") among the Company, United Sub, Inc. ("Sub"), a wholly-owned subidiary of the Company and South West dated as of October 1, 1996 pursuant to which: (i) South West would merge with and into Sub; (ii) each outstanding shares of South West Common Stock $.01 par value, would be converted into the right to receive 1.0833 shares of the Company's Common Stock , $1.00 par value, with cash in lieu of the issuance of any fractional share interest, (iii) the Articles of Incorporation of the Company would be amended to increase the number of authorized shares of the Company from 100,000,000 shares to 150,000,000 shares; and (iv) the Board of Directors of the Company would increase from nine members to 13 members and four persons designated by South West would become members of the Board of Directors of the Company filling the vacancies created by the increase in the size of the Board. The Merger Agreement received 34,123,357 shares, representing 58.1% of the total number of shares entitled to vote at the meeting and 97.6% of the shares voted.

Executive Officers of the Registrant

         The executive officers of the Company, listed below, serve in their respective capacities for approximate one year terms and are subject to re-election annually by the Board of Directors, normally in May of each year.



Name                       Age                       Office                             Since
----                       ---                       ------                             -----
John P. McCann             52               Chairman of the Board,                      1974
                                              President and Chief
                                              Executive Officer

James Dolphin              47               Executive Vice President                    1979
                                              and Chief Financial Officer

John S. Schneider          58               Vice-Chairman of the Board                  1996
                                              and Executive Vice President

Barry M. Kornblau          47               Senior Vice President and                   1991
                                              Director of Apartment Operations/
                                              Eastern Division

Richard A. Giannotti       41               Senior Vice President and Director          1985
                                              of Acquisitions and Development/
                                              Eastern Division



Robert F. Sherman          54               Senior Vice President and                   1996
                                              Director of Apartment Operations/
                                              Western Division

David L. Johnston          52               Senior Vice President and Director          1996
                                              of Acquisitions and Development/
                                              Western Division

Katheryn E. Surface        38               Vice President, Corporate Secretary         1992
                                              and General Counsel

Jerry A. Davis             34               Vice President and Corporate Controller     1989


         Mr. McCann has been the Company's managing Chief Excecutive Officer since 1974. Mr. McCann was elected Chairman of the Board in 1996.

         Mr. Schneider is the former Chief Executive Officer and Chairman of the Board of South West. Mr. Schneider was employed with the investment banking firm of Donaldson, Lufkin and Jenrette until from 1967 until 1973, when he cofounded a predecessor firm to South West. Mr. Schneider was elected Vice Chairman of the Board and Executive Vice President in 1996 in connction with the Merger.

         Mr. Dolphin was first employed by the Company in 1979 as Controller. He was elected Vice President of Finance in 1985 and has served as the Company's Chief Financial Officer since that time, Senior Vice President in 1987 and Executive Vice President in 1996.

         Mr. Kornblau joined the Company in 1991 as Senior Vice President and Director of Apartment Operations.

         Mr. Giannotti joined the Company as Director of Development and Construction in September, 1985. He was elected Assistant Vice President in 1988, Vice President in 1989 and Senior Vice President in 1996.

         Mr. Sherman is the former President and Chief Operating Officer of South West. Mr. Sherman was in charge of South West's management division from 1973 until 1996. Mr. Sherman was elected Senior Vice President in 1996 in connection with the Merger.

         Mr. Johnston is the former Executive Vice President-Real Estate Investments of South West, a position he held since joining South West in 1992. From 1989 until 1992, Mr. Johnston was Senior Vice President of Property Company of America.

         Ms. Surface joined the Company in 1992 as Assistant Vice President and Legal Counsel and in 1994 was elected General Counsel, Corporate Secretary and Vice President. From 1986 to 1992, she was an attorney with the law firm of Hunton & Williams, the Company's outside counsel.

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

                                                  Distributions
1995                 High           Low             Declared
1st Quarter       $  14 5/8      $  13              $  .225
2nd Quarter          15 3/8         13 1/2             .225
3rd Quarter          15             13 1/2             .225
4th Quarter          15             13 1/4             .225

1996
1st Quarter       $  15 5/8      $  14 1/8          $  .24
2nd Quarter          15 1/4         14 1/8             .24
3rd Quarter          14 1/2         13 1/8             .24
4th Quarter          15 3/4         13 5/8             .24


The Company determined that, for Federal income tax purposes, approximately 63.8% of the distributions for each of the four quarters of 1996 represented ordinary income to its shareholders, 30.7% represented return of capital to its shareholders and there were no capital gains to its shareholders.

On March 14, 1997, the closing sale price of the Common Stock was $15.25 per share on the NYSE. On March 14, 1997, there were 6,898 holders of record of the 86,288,728 shares of Common Stock.

The Company pays regular quarterly distributions to holders of shares of Common Stock. Future distributions by the Company will be at the discretion of its Board of Directors and will depend on the actual funds from operations of the Company, the Company's financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the Board of Directors deems relevant. The annual distribution payment for calender year 1996 necessary for the Company to maintain its status as a REIT was approximately $.61 per share. The Company paid total distributions of $.945 per share for 1996.

The Company has a Dividend Reinvestment and Stock Purchase Plan under which holders of Common and Preferred Stock may elect to automatically reinvest their distributions and make additional cash payments to acquire additional shares of the Company's Common Stock.

Item 6.   SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial and other information for the Company as of and for each of the years in the five year period ended December 31, 1996. The table should be read in conjunction with the Consolidated Financial Statements of United Dominion Realty Trust, Inc. and the Notes thereto included elsewhere herein.

SELECTED FINANCIAL DATA

Years ended December 31,                                                         1996        1995        1994       1993    1992
-----------------------------------------------------------------------------------------------------------------------------------
In thousands, except per share data (a) and apartment homes owned
Operating Data
      Rental income                                                            $242,112    $195,240    $139,972   $89,084  $63,202
      Income before gains (losses) on sales of investments, minority interest of unitholders in operating partnership
                 and extraordinary item                                          33,726      28,037      19,118    11,286    6,577
      Gains (losses) on sales of investments                                      4,346       5,090         108       (89)      --
      Extraordinary item - early extinguishment of debt                             (23)         --         (89)       --     (242)
      Net income                                                                 37,991      33,127      19,137    11,197    6,335
      Dividends to preferred shareholders                                         9,713       6,637          --        --       --
      Net income available to common shareholders                                28,278      26,490      19,137    11,197    6,335
      Common distributions declared                                              55,493      48,610      37,539    27,988   23,271
      Weighted average number of common shares outstanding                       57,482      52,781      46,182    38,202   34,604
      Per share:
                 Net income per common share                                       $.49        $.50        $.41      $.29     $.18
                 Common distributions declared                                      .96         .90         .78       .70      .66
-----------------------------------------------------------------------------------------------------------------------------------

Balance Sheet Data (b)
      Real estate held for investment                                        $2,007,612  $1,131,098  $1,007,599  $582,213 $454,115
      Real estate under development                                              37,855          --          --        --       --
      Real estate held for disposition                                           39,556      51,015          --        --       --
      Total real estate owned                                                 2,085,023   1,182,113   1,007,599   582,213  454,115
      Accumulated depreciation                                                  173,291     129,454     120,341    91,444   71,806
      Total assets                                                            1,966,904   1,080,616     911,913   505,840  390,365
      Secured notes payable                                                     376,560     180,481     158,449    72,862   76,516
      Unsecured notes payable                                                   668,275     349,858     368,215   156,558  104,605
      Total debt                                                              1,044,835     530,339     526,664   229,420  181,121
      Shareholders' equity                                                      850,379     516,389     356,968   259,963  197,677
      Number of common shares outstanding                                        81,983      56,375      50,356    41,653   35,285
-----------------------------------------------------------------------------------------------------------------------------------

Other Data:
      Cash Flow Data
                 Cash provided by operating activities                          $90,064     $66,428     $54,544   $33,939  $24,608
                 Cash used in  investing activities                            (161,572)   (183,930)   (359,631) (130,064) (81,373)
                 Cash provided by financing activities                           82,056     113,145     306,575   100,793   56,777

      Funds from Operations (c)
                 Income before gains (losses) on sales of
                      investments, minority interest of
                      unitholders in operating partnership and
                      extraordinary item                                        $33,726     $28,037     $19,118   $11,286   $6,577
                 Adjustments:
                      Real estate depreciation                                   47,410      38,939      28,729    19,516   15,557
                      Non-recurring items:
                           Impairment loss on real estate held
                             for disposition                                        290       1,700          --        --       --
                           Prior years' employment and other taxes (d)               --         395          --        --       --
                           Adoption of SFAS No. 112 "Employers'
                                  Accounting for Postemployment Benefits"            --          --         450        --       --
                           Provision for possible investment losses                  --          --          --        --    1,564
                       Dividends to preferred shareholders                       (9,713)     (6,637)         --        --       --
                                                                              -----------------------------------------------------
                 Funds from operations                                          $71,713     $62,434     $48,297   $30,802  $23,698
                                                                              =====================================================

      Apartment Homes Owned
                 Total apartment homes owned at December 31                      55,664      34,224      29,282    17,914   13,832
                 Weighted average number of apartment homes owned during
                    the year                                                     37,481      31,242      23,160    15,445   11,387

(a) All share and per share information has been adjusted to give effect to a 2-for-1 stock split in May, 1993.
(b) Effective at the close of business on December 31, 1996, South West Property Trust Inc. merged with and into a wholly-owned subsidiary of the Company (the "Merger"). The Merger has been accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16.
(c) Funds from operations ("FFO") is defined as income before gains (losses) on sales of investments, minority interest of unitholders in operating partnership and extraordinary item (computed in accordance with generally accepted accounting principles) plus real estate depreciation, less preferred dividends and after adjustment for significant non- recurring items, if any. This definition conforms to the recommendations set forth in a White Paper adopted by the National Association of Real Estate Investment Trusts ("NAREIT") in early 1995. FFO for years prior to 1995 have been adjusted to conform to the NAREIT definition. The Company considers FFO in evaluating property acquisitions and its operating performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's operating performance and liquidity. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.
(d) Prior years' payroll tax liability resulting from an Internal Revenue Service examination for the years 1993 and 1994.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
        The Company operates in 21 major markets dispersed throughout a 15 state area extending from Delaware to Nevada. At December 31, 1996, the Company did not own more than 13% of its apartment homes in any one market. The following table summarizes the Company's major apartment market information for real estate held for investment and excludes real estate held for disposition:

                                  As of December 31,1996                           Year Ended December 31,1996
                    ----------------------------------------------------------    ---------------------------
                    Number of       Number of   Percentage of                        Average         Monthly
                    Apartment       Apartment     Apartment       Cost               Economic        Rental
Market            Communities       Homes         Homes      (In thousands)         Occupancy**       Rates*
-------------------------------------------------------------------------------  ------------------------------
Dallas, TX            20             7,223          13%          $262,153             93.3% (A)     $509 (A)

Richmond, VA          12             3,541           7%           103,180             93.7%          520

Columbia, SC          12             3,534           6%           112,549             91.7%          484

Raleigh, NC           10             2,936           5%           116,867             98.2%          578

Orlando, FL           10             2,981           5%           111,047             91.8%          546

Tampa, FL              9             2,639           5%            90,214             92.8%          546

Charlotte, NC         13             2,501           5%            87,154             94.3%          560

Atlanta, GA            8             2,226           4%            82,714             93.6%          554

Eastern NC             9             2,150           4%            72,349             95.8%          508

Greensboro, NC         9             2,122           4%            82,713             90.2%          458

San Antonio, TX        5             1,983           4%            87,150             89.1% (A)      512 (A)

Baltimore, MD          8             1,746           3%            76,508             91.3%          636

Greenville, SC         8             1,718           3%            58,273             90.9%          490

Nashville, TN          6             1,520           3%            52,776             93.9%          564

Washington, DC         6             1,483           3%            64,316             89.0%          641

Hampton Roads, VA      6             1,428           3%            45,437             91.0%          546

Jacksonville, FL       3             1,157           2%            47,712             92.3%          567

Ft. Lauderdale, FL     4               960           2%            59,616             91.3%          775

Memphis, TN            4               935           2%            32,566             93.1%          491

Phoenix, AZ            3               712           1%            36,550             90.2% (A)      508 (A)

Houston, TX            2               514           1%            12,250             87.3% (A)      462 (A)

Other                 37             8,385          15%           313,518             92.8%          543
                    -------------------------------------------------------         -----------------------
         Total       204            54,394         100%         $2,007,612            92.9% (B)    $548 (B)
                    ======================================================          =======================

(A) These apartment communities were acquired on December 31, 1996 in connection with the Merger and as such, this information is presented for informational purposes only, as South West is not included in the Company's results of operations for the year ended December 31, 1996.

(B) Excludes the South West apartment communities.

  * Average Monthly Rental Rates for the Year Ended December 31, 1996, represents potential rent collections (gross potential rents less market adjustments), which approximates net effective rents. These figures exclude 1996 acquisitions.

 ** Economic Occupancy is defined as rental income (gross potential rent less vacancy loss, management units and credit loss) divided by potential collections (gross potential rent less management units) for the period, expressed as a percentage.

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning expected benefits of the Merger, 1997 property acquisitions, 1997 development activity and capital expenditures, 1997 capital raising activities, 1997 rent growth, occupancy and rental expense growth. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plans expressed or implied by such forward-loo king statements. Such factors include, among other things, unanticipated adverse business developments affecting the Company, and/or its properties, adverse changes in the real estate markets and general and local economies and business conditions. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this report will prove to be acc1urate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.

         At December 31, 1996, the Company owned 210 apartment communities containing 55,664 completed apartment homes, including six apartment communities containing 1,270 apartment homes included in real estate held for disposition. During 1996, the Company acquired in separate transactions 7,712 apartment homes in 30 communities at an aggregate cost of approximately $321 million which includes a portfolio of 18 apartment communities (the "Carolina Portfolio") and 44 communities containing 14,320 completed apartment homes and 675 apartment homes under development included in the Merger with South West Property Trust Inc. ("South West") for an aggregate purchase price of approximately $572 million.

         Effective at the close of business on December 31, 1996, the Company purchased South West Property Trust Inc., in a statutory merger (the "Merger") for total consideration of approximately $572 million. The Merger has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. Assets and liabilities acquired were recorded at their estimated fair values at December 31, 1996 and results of operations are included from the date of acquisition. Accordingly, the results of operations for South West are excluded from the Company's consolidated statements of operations for the year ended December 31, 1996.

         Prior to the Merger, the Company's investments had been concentrated in the Mid-Atlantic and Southeast, however, the Merger added four new major markets and expanded the Company's investment geography to include the entire Sunbelt. The Company expects to achieve additional benefits from the Merger through operating economies of scale, enhanced development capabilities, broadening of the Company's management team and increased investment opportunities due to the geographic expansion.

Liquidity and Capital Resources

         As a qualified REIT, the Company distributes a substantial portion of its cash flow to its shareholders in the form of quarterly distributions. The Company seeks to retain sufficient cash to cover normal operating needs, including routine replacements and to help fund additional acquisitions and development activity. For the year ended December 31, 1996, the Company's cash flow from operating activities exceeded cash distributions paid to preferred and common shareholders by approximately $26.4 million. The Company utilizes a variety of primarily external financing sources to fund portfolio growth, major capital improvement programs and balloon debt payments. The Company's bank lines of credit generally have been used to temporarily finance these expenditures and subsequently this short-term bank debt has been replaced with longer term debt or equity. The Company has, from time to time, used derivative instruments to synthetically alter on-balance sheet liabilities or to hedge anticipated financing transactions. Derivative contracts did not have a material impact on results of operations during the years ended December 31, 1996 or 1995.

         At December 31, 1996, the Company's outstanding indebtedness totaled $1.0 billion with a weighted average interest rate of 7.4%. This amount includes
(i) secured notes payable aggregating $376.6 million with a weighted average interest rate of 7.4%, (ii) unsecured notes payable aggregating $543.0 million with a weighted average interest rate of 7.6 % and (iii) short-term bank borrowings and credit facilities aggregating $125.3 million with a weighted average interest rate of 6.3%. At December 31, 1996, total senior debt equaled 43% of the Company's total market capitalization (debt and equity) of $2.4 billion.

          At the beginning of 1996, the Company had approximately $2.9 million of cash and cash equivalents and $85.1 million of available and unused bank lines of credit.

         For the year ended December 31, 1996, the Company's cash flow from operating activities increased approximately $23.6 million over the same period last year. This increase was the direct result of the significant expansion of the Company's portfolio of apartment communities as discussed below and under "Results of Operations".

         During the year ended December 31, 1996, net cash used for investing activities was approximately $161.6 million. During 1996, the Company acquired in separate transactions 30 apartment communities containing 7,712 apartment homes for a total cost, net of debt and liabilities assumed and common stock issued of $137.2 million. In addition to these acquisitions, the Company funded $53.1 million of capital improvements to its properties and funded $9.2 million of development costs. The Company also received net cash proceeds of approximately $33.8 million from the sales of real estate held for disposition during 1996.

         Excluding communities that were acquired during 1994 and which were still undergoing rehabilitation in 1996, the remaining mature apartment homes (those communities acquired prior to January 1, 1995 and held throughout the annual reporting period) averaged $832 per unit in capital expenditures. This includes the following: carpet and tile replacements ($233 /unit), appliances ($95/unit), HVAC equipment ($58/unit), various interior improvements ($202/unit), various exterior improvements including new roofs ($134/unit), various land improvements including parking lots and site lighting ($89/unit) and various other improvements ($21/ unit). Some of these capital expenditures related to an upgrade program that began in 1996 to modernize the kitchens and bathrooms at certain of the Company's older apartment communities. These upgrades are believed to have enhanced rent growth in 1996.

         Net cash provided by financing activities during 1996 was approximately $82.1 million reflecting (i) the issuance of shares of common stock for an aggregate equity value of $15.0 million, primarily through the Company's dividend reinvestment and stock purchase plan, (ii) net proceeds from the issuance of unsecured notes payable in the amount of $200.1 million, (iii) net short-term bank borrowings of $37.8 million and (iv) net proceeds from the issuance of tax-exempt bonds totaling $5.9 million. These cash inflows were partially offset by (i) $63.7 million of cash distributions paid to common and preferred shareholders, (ii) scheduled mortgage principal payments of $2.7 million and (iii) and principal note repayments aggregating $112.7 million.

         In connection with the Merger, the Company acquired primarily real estate assets totaling $559.6 million. Consideration given by the Company included 22.8 million shares of the Company's common stock valued at $14.125 per share for all of the outstanding common stock of South West for an aggregate equity value of approximately $322.1 million. In addition, the Company assumed debt and other liabilities totaling $248.8 million, including the following: (i) a renegotiated unsecured line of credit with an investment bank in the amount of $69.1 million with a weighted average interest rate of 6.3%, (ii) an unsecured note payable in the amount of $55.9 million bearing interest of 7.0%, (iii) two REMIC financings aggregating $94.9 million with a weighted average interest rate of 7.76%, (iv) one mortgage note payable in the amount of $5.1 million bearing interest of 8.5% and (v) other liabilities aggregating $23.8 million. The renegotiated unsecured line of credit and the unsecured note were repaid in January, 1997.

         During 1996, the Company completed several significant financing activities. On July 9, 1996, the Company issued $125 million of ten year medium-term notes (MTN's) under its $200 million MTN program at an interest rate of 7.95%. Net proceeds of approximately $124.2 million were used to (i) curtail existing bank debt in the amount of $93.1 million, and (ii) repay a portion of a 9.57%, $35 million senior note that matured on July 15, 1996. In July, 1995, the Company executed a forward starting interest rate swap with a notional amount of $50 million which had the effect of fixing the interest rate on a 10-year Treasury starting July 15, 1996 at 6.544%. In anticipation of implementing the MTN program, the Company entered into a second interest rate hedge agreement for $75 million (notional amount) on June 28, 1996 which allowed the Company to lock-in a 10 year Treasury rate of 6.75%. The two interest rate hedge agreements were terminated simultaneously with the issuance of the MTN's and the Company received $3.0 million in cash which had the economic effect of reducing the interest rate on the MTN's issued to approximately 7.61% over the ten year term. On November 12, 1996, the Company issued the remaining $75 million of notes under its MTN program which consisted of $25 million of ten year notes at a

7.07% interest rate and $50 million of nine year notes at a 7.02% interest rate. Net proceeds of approximately $74.5 million were used to curtail existing bank debt of approximately $43.3 million, and to repay a $31.2 million variable-rate credit facility which had been assumed in connection with the Carolina Portfolio.

         On August 15, 1996, the Company acquired the Carolina Portfolio consisting of 18 apartment communities, located primarily in North Carolina and South Carolina, at an aggregate cost of $182.6 million, including closing costs. The Carolina Portfolio was financed with (i) borrowings under bank lines of credit of $25.1 million, (ii) the assumption of secured debt aggregating approximately $109.8 million, (iii) Seller financing of $25 million which subsequently was repaid on December 31, 1996, and (iv) the issuance of approximately 1.7 million shares of the Company's common stock valued at $22.7 million.

         The Company's strategy is to selectively sell certain apartment communities that no longer meet its long-term investment objectives due to size, location, age or unsatisfactory projected earnings growth, with the intent of reinvesting the proceeds in apartment acquisitions. During 1996, the Company sold four apartment communities, four shopping centers, one industrial park and two parcels of undeveloped land for an aggregate sales price of approximately $41 million. In connection with the sales, the Company recognized an aggregate $4.3 million financial reporting gain and received net cash proceeds of approximately $33.8 million. Included in the December 31, 1996 consolidated balance sheet as "Real estate held for disposition" are 12 properties in the aggregate amount of $39.6 million.

         The Company considers its cash provided by operating activities adequate to meet its operating requirements and payments of distributions to both common and preferred shareholders. During 1997, the Company expects to complete the following: (i) the acquisition of approximately 7,000 to 9,000 apartment homes for an aggregate purchase price ranging from $300 to $400 million, (ii) the development of additional phases to existing apartment communities and the completion of one apartment community which, in total, is estimated to cost in excess of $50 million and (iii) capital expenditures of approximately $400 per unit on revenue enhancing expenditures and $400 per unit on recurring capital expenditures.

At December 31, 1996, the Company had 1,475 apartment homes under development as outlined below (dollars in thousands):

                                                                       Construction       Estimated             Expected
                                                          Completed      Costs           Construction          Completion
Property              Location            # Units          Units        to Date          Total Cost               Date
-------------------------------------------------------------------------------------------------------------------------
Apartment Communities
Providence Court      Charlotte, NC           420          105         $ 22,047            $29,698              4Q `97
Dominion Franklin     Nashville, TN           360           --            2,567             22,090              4Q `98
                                             -----------------------------------------------------
                                              780          105           24,614             51,788
Additional Phases
England Run II        Fredericksburg, VA      168           --            1,901             10,830              2Q `97
Brantley Pines II     Ft. Myers, FL            96           --            3,384              6,668              2Q `97
Oak Park II           Dallas, TX               80           --            3,214              4,581              2Q `97
Oak Forest II         Dallas, TX              260           --            2,325             13,367              1Q `98
Steeplechase II       Greensboro, NC          176           --            1,223             11,705              2Q `97
Greenway Park II      Phoenix, AZ              20           --              441              2,612              4Q `97
Other                                                       --              753                 --
                                              ------------------------------------------------------
                                              800           --           13,241             49,763
                                              ------------------------------------------------------

                                            1,580          105          $ 37,855         $ 101,551
                                          ==========================================================

         The Company's liquidity and capital resources are believed to be more than adequate to meet its cash requirements for the next several years. The Company expects to meet its short- and long-term liquidity requirements, such as balloon debt maturities, property acquisitions, development activity and significant capital improvements primarily through the public and private sale of capital stock and the issuance of medium and long-term unsecured notes payable. The Company may also fund its capital requirements through (i) the assumption of mortgage indebtedness, (ii) sales of properties, (iii) cash invested through the Company's Dividend Reinvestment and Stock Purchase Plan,
(iv) retained operating cash flow and (v) the issuance of operating partnership units. The Company's senior debt is currently rated BBB+ by Standard & Poor's and Baa1 by Moody's. As a result of its investment grade debt ratings, the Company expects to use unsecured debt as its primary debt funding source.

         Depending upon the volume and timing of acquisition activity, the Company anticipates raising additional debt and equity capital during the next twelve months. In anticipation of the issuance of unsecured debt in early 1997, the Company entered into a $100 million (notional amount) Treasury rate lock agreement in November 1996. On January 27, 1997, the Company issued $125 million of 7.25% Notes due January 15, 2007 under its $462.5 million shelf registration statement. The Notes were priced to yield 7.31% which was 79 basis points over the 10 year Treasury at the time of issuance. The interest rate protection agreement was terminated simultaneously with the $125 million Note issuance and the Company received $1.5 million in cash. This had the economic effect of lowering the interest rate on the Notes to approximately 7.14%. Net proceeds of approximately $124 million were used to curtail bank line debt. On January 28, 1997, the Company issued 4,000,000 shares of its common stock at $15.75 per share for an aggregate value of approximately $63 million. Net proceeds of approximately $59.7 million were used to repay an unsecured credit facility assumed in connection with the Merger. The Company plans to increase its current bank lines of credit from $103.5 million to $250 million during the first half of 1997.

Funds from Operations

         Funds from operations ("FFO") is defined as income before gains (losses) on sales of investments, minority interest of unitholders in operating partnership and extraordinary items (computed in accordance with generally accepted accounting principles) plus real estate depreciation, less preferred dividends and after adjustment for significant non-recurring items, if any. The Company computes FFO in accordance with the recommendations set forth by the National Association of Real Estate Investment Trusts ("NAREIT"). The Company considers FFO in evaluating property acquisitions and its operating performance, and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's operating performance and liquidity. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

         For the year ended December 31, 1996, FFO increased 14.9% to $71.7 million, compared with $62.4 million or for the same period last year. The increase in FFO was principally due to the increased net rental income from the Company's 12,914 non-mature apartment homes in 52 apartment communities (those acquired and developed subsequent to December 31, 1994 and four apartment communities sold during this same period, excluding those acquired in the Merger). During 1996, the Company employed more leverage than 1995 which resulted in a smaller increase in FFO over the same period last year. For the year ended December 31, 1995, FFO increased $14.1 million or 29.3% over the prior year principally due to the increased net rental income from the Company's then 16,308 non-mature apartment homes.

                                                    Year Ended December 31,                      Year Ended December 31,
                                                         (In thousands)                             (In thousands)
                                                          (Unaudited)                                 (Unaudited)
                                            -------------------------------------      --------------------------------------
                                              1996          1995       % Change           1995            1994       % Change
                                            --------------------------------------     ---------------------------------------
Calculation of Funds from Operations:
Income before gains (losses) on sales of
 investments, minority interest of
 unitholders in operating partnership
 and extraordinary item                     $ 33,726     $   28,037        20.3%         $ 28,037       $ 19,118        46.7%
Adjustments:
      Real estate depreciation                47,410         38,939        21.8%           38,939         28,729        35.5%
          Dividends to preferred
             shareholders                     (9,713)        (6,637)       46.3%           (6,637)

          Prior years' payroll tax
             liability                           --             395          --               395             --           --

         Adoption of SFAS No. 112
          "Employers' Accounting for
           Postemployment Benefits"              --              --          --                --            450           --

         Impairment loss on real
            estate held for disposition          290          1,700          --             1,700             --           --
                                             --------------------------------------   ------------------------------------------
Funds from Operations                        $71,713       $ 62,434        14.9%         $ 62,434       $ 48,297         29.3%
                                             ======================================   ==========================================

Results of Operations

         The Company's net income is primarily generated from the operations of its apartment communities. For purposes of evaluating the Company's comparative operating performance, the Company categorizes its apartment communities into two categories (i) mature--those communities acquired prior to January 1, 1995 and held throughout the annual reporting period and (ii) non-mature--those communities acquired and developed subsequent to December 31, 1994 plus four apartment communities sold during this same period.

         For the year ended December 31, 1996, the Company reported increases over the same period last year in rental income and income before gains (losses) on sales of investments and minority interest of unitholders in operating partnership and net income. Net income available to common shareholders increased $1.8 million, with a decrease of $.01 per share compared to 1995. Since the beginning of 1995, the Company acquired and developed a total of 12,914 apartment homes in 52 communities (excluding those acquired in the Merger) representing a 44.1% expansion in the number of apartment homes owned during that period. These non-mature apartment homes provided a substantial portion of the aggregate reported increases.

All Communities

        The operating performance for the Company's 166 apartment communities containing 41,344 apartment homes (excluding those acquired in the Merger) and the 141 apartment communities containing 34,224 apartment homes for the years ended December 31, 1996 and 1995, respectively, is summarized as follows:

                                       Year Ended December 31,                          Year Ended December 31,
                                            (In thousands)                                  (In thousands)
                               ---------------------------------------        ----------------------------------------
                                   1996           1995        % Change            1995           1994        % Change
                               ----------------------------------------       ----------------------------------------

Rental income                   $ 237,543     $  188,021         26.3%          $188,021      $ 130,692        43.9%
Rental expenses                  (103,352)       (80,274)        28.7%           (80,274)       (57,180)       40.4%
Real estate depreciation          (47,316)       (36,929)        28.1%           (36,929)       (26,371)       40.0%
                                ---------------------------------------       ----------------------------------------

Net rental income (1)           $  86,875     $   70,818         22.7%          $ 70,818        $47,141        50.2%
                                =======================================      =========================================


Weighted average number
     of  apartment homes           37,481         31,242         20.0%            31,242         23,160        34.9%

Economic occupancy (2)               92.9%          94.1%        (1.2%)             94.1%          93.7%        0.4%

(1) Net rental income for an apartment community is defined as total rental income, less rental expenses, less depreciation expense.
(2) Economic occupancy is defined as rental income (gross potential rent less vacancy loss, management units and credit loss) divided by potential collections (gross potential rent less management units) for the period, expressed as a percentage.

1996-vs-1995

         Due to the acquisition and development of 12,914 apartment homes since January 1, 1995, the weighted average number of apartment homes increased 20% to 37,481 for the year ended December 31, 1996. As a result of the increase in the number of apartment homes acquired since January 1, 1995, the Company has experienced significant increases in rental income, rental expenses and real estate depreciation for the year ended December 31, 1996.

         The non-mature apartment homes (see discussion under "Non-Mature Communities") provided the majority of the increases in rental income, rental expenses and depreciation expense for the year ended December 31, 1996, however, higher average rents at the Company's mature communities also contributed to the increases in rental income. For the 41,344 apartment homes in the 166 apartment communities owned at December 31, 1996, economic occupancy averaged 92.9% and the operating expense ratio (ratio of rental expenses to rental income) averaged 43.5% during 1996.

         The major markets in which the Company operates experienced rent growth of 4.6% for the Company's mature apartment communities despite some declines in occupancy, primarily attributable to increased home buying. The Company's mature apartments experienced increases in most of the operating expense catagories compared to the same period last year (see discussion under "Mature Communities").

1995-vs-1994

         Due to the acquisition of 16,308 apartment homes (net of sales) since January 1, 1994, the weighted average number of apartment homes increased approximately 35% to 31,242 for the year ended December 31, 1995. As a result of the increase in the number of apartment homes acquired since January 1, 1994, the Company has experienced significant increases in rental income, rental expenses and real estate depreciation for the year ended December 31, 1995.

         The non-mature apartment homes provided the majority of the increases in rental income, rental expenses and depreciation expense for the year ended December 31, 1995, however, higher average rents at the Company's mature communities also contributed to the increases in rental income. For the 34,224 apartment homes in the 141 apartment communities owned at December 31, 1995, economic occupancy averaged 94.1% and the operating expense ratio (ratio of rental expenses to rental income) averaged 42.7% for the year ended December 31, 1995. For 1994, the 29,282 apartment homes then owned had economic occupancy of 93.7% and an expense ratio of 43.8% for that year.

Mature Communities

        The operating performance for the Company's 114 mature apartment communities containing 28,430 apartment homes for the year ended December 31, 1996 and the 74 mature apartment communities containing 17,916 apartment homes for the year ended December 31, 1995 is summarized as follows:

                                Year Ended December 31,                  Year Ended December 31,
                                   (In thousands)                            (In thousands)
                        --------------------------------------   ------------------------------------
                             1996        1995       % Change          1995         1994     % Change
                        ---------------------------------------   -----------------------------------
Rental income           $    176,939    $ 169,969       4.1%        $ 104,013    $   99,094    4.9%
Rental expenses              (78,836)     (72,915)      8.1%          (45,110)      (44,009)   2.5%
Real estate depreciation     (35,997)     (33,796)      6.5%          (21,354)      (20,742)   3.0%
                        ---------------------------------------   ----------------------------------
Net rental income       $     62,106   $   63,258      (1.8%)       $  37,549    $   34,343    9.3%
                        =======================================   ===================================

Economic occupancy            92.8%          94.1%     (1.3%)            94.8%         94.1%   0.7%

Average monthly
    rental rates        $      540      $     516       4.6%        $     499    $      481    3.7%

1996-vs-1995

         For the year ended December 31, 1996, the Company's mature communities provided approximately 74% of the Company's apartment rental income and 71% of its net rental income. Compared to the same period last year, total rental income from these apartment homes grew 4.1%, or $7 million, reflecting an increase in average monthly rents of 4.6% to $540 per month, or an increase of $8.1 million. In addition, other income, primarily fee income, increased $1.6 million or 33%. The rental rate increases were offset by a $2.7 million decrease attributable to a 1.3% decline in economic occupancy to 92.8%, which resulted from a decrease in physical occupancy of 1.0% and an increase in credit loss of
 .3%. The economic occupancy declined due to the weakening of certain major markets during the last half of the year including Richmond, Columbia, Greenville, Washington, DC and Hampton Roads. The Company attributes the market softness primarily to increased home buying. The Company expects to maintain rent growth in the 4% range and economic occupancy in the 92% range during 1997.

         For the year ended December 31, 1996 rental expenses at these communities increased 8.1%, or $ 5.9 million, resulting in an increase in the operating expense ratio (the ratio of rental expenses to rental income) of 1.7% to 44.6%. The increase in rental expenses is partly attributable to the severe winter of 1996 compared to the relatively mild winter of 1995. Of the $5.9 million increase, approximately $400,000 was weather related which included increases in gas, snow removal and repair labor expenses. During 1996, the Company's mature apartments experienced increases in most of its operating expense categories compared to the same period last year. Payroll and payroll-related expenses increased approximately $1.1 million or 7% due to several factors: (i) increased salaries and wages in 1996 as several positions were re-priced, (ii) tightening in the labor markets and (iii) overtime attributable to the upgrade process discussed below. Exterior painting and other exterior improvements, such as striping and sealcoating parking lots, accounted for almost $1.1 million of the increase. In addition, real estate taxes, security and water and sewer expenses have increased $232,000, $427,000 and $416,000, respectively, over the same period last year. For 1996, casualty insurance expense increased approximately $406,000 over the same period last year. Over the past several years, the Company experienced several large casualty insurance claims relating to hurricane and storm damage which resulted in a significant increase in insurance rates beginning with its July 1, 1996 policy year. The Company expects the rate of growth in rental expenses to moderate during 1997 partly due to the high base of 1996 expenses. However, the Company expects continuing pressure on certain expenses such as real estate taxes, insurance and water/sewer rates.

         In 1996, the Company began the process of upgrading certain of its older apartment communities in order to enhance rent growth over the long term. The upgrades relate primarily to the modernization of the kitchens and bathrooms with new appliances, cabinets, light fixtures, ceiling fans, shelving, countertops, doors and floor coverings. Although certain of these costs have been capitalized, a portion has been expensed. The process of upgrading has also contributed to higher turnover costs and an increase in repair labor costs. Turnover (measured by move-outs) for 1996, was 61.7% at the mature communities which is 4.8% higher than turnover last year.

         For the year ended December 31, 1996, depreciation expense increased $2.2 million or 6.5%, primarily as a result of capital expenditures. During 1996, the Company had significant capital expenditures on several apartment communities acquired during 1994.

1995 -vs- 1994

              For 1995, the Company's mature communities provided approximately 55% of the Company's rental income. Total rental income from these apartment homes grew 4.9%, or $4.9 million in 1995, reflecting an increase in economic occupancy to 94.8% from 94.1% for 1994, and growth in average rents and other income of 4.4%. The improvement in occupancy reflected stronger apartment markets throughout the Company's region. Occupancy peaked in mid-1994 and remained above 95% through mid-1995 before trending downward slightly in the second half of the year.

              Rental expenses at these communities increased only 2.5%, or $1.1 million, resulting in an overall decrease in the operating expense ratio (the ratio of rental expenses to rental income) of 1.0% to 43.4%. The increase in rental expenses reflected increased repairs, real estate taxes and exterior painting expenses. These increases were offset somewhat by lower gas, property management, and promotional expenses caused primarily by the combination of stronger occupancy and efficiencies of size. As a result of an Internal Revenue Service examination, property management expenses for the 1995 period include a $395,000 payment for employment and other taxes associated with employee occupied apartment homes for the 1993 and 1994 tax years. In 1995, the Company was able to internally manage its mature apartment communities at a cost of approximately 2.6% of rental income versus 3.4% in 1994. This reduction was achieved through economies of scale, as the Company acquired a significant number of apartment communities over the past two years without a corresponding increase in property management costs. Turnover (measured by move-outs) was 60% at the mature communities for 1995 versus 59% in 1994.

         For the year ended December 31, 1995, depreciation expense increased $612,000 or 3.0%, primarily as a result of capital expenditures during this period.

Non-Mature Communities

              The operating performance for the year ended December 31, 1996 for the Company's 52 non-mature apartment communities which includes (i) the 12,914 apartment homes acquired and developed since January 1, 1995 and (ii) the seven apartment communities containing 919 apartment homes sold since December 31, 1994, and the Company's 67 non-mature communities containing 16,308 apartment homes in 1995 is summarized as follows:

<CAPTION
                                             Year Ended December 31,                       Year Ended December 31,
                                                  (In thousands)                                (In thousands)
                                      --------------------------------------     ----------------------------------------
                                           1996        1995       $ Change            1995          1994       $ Change
                                      --------------------------------------     ----------------------------------------
Rental income                          $   60,604    $ 18,052     $ 42,552        $   84,008    $    31,598    $ 52,410
Rental expenses                           (24,516)     (7,359)     (17,157)          (35,164)       (13,171)    (21,993)
Real estate depreciation                  (11,319)     (3,133)      (8,186)          (15,575)        (5,629)     (9,946)
                                     ----------------------------------------    ----------------------------------------
Net rental income                       $  24,769    $  7,560     $ 17,209        $   33,269    $    12,798    $ 20,471
                                     ========================================    ========================================

1996 -vs- 1995

              For the year ended December 31, 1996, the Company's non-mature apartment communities provided approximately 26% of the Company's rental income and 29% of its net rental income. Rental income, rental expenses and real estate depreciation increased from 1995 to 1996 directly as a result of the increase in the number of apartment homes acquired during 1995 and 1996. For the 12,914 apartments in the 52 non-mature communities acquired and developed since January 1, 1995, average economic occupancy was 93.1% and the operating expense ratio was 40.5% during 1996. During 1996, these communities provided increases of $42.6 million, $17.2 million and $17.2 million, respectively, in rental income, rental expenses , and net rental income. For the year ended December 31, 1996 the 30 apartment communities containing 7,712 apartment homes which were acquired during 1996, provided rental income, rental expenses and net rental income of $27.1 million, $10.7 million and $11.6 million, respectively, and the 1995 acquisitions which consist of 42 apartment communities containing 5,142 apartment homes provided rental income, rental expenses and net rental income of $30.4 million, $12.3 million and $11.6 million, respectively.

1995-vs-1994

         For the year ended December 31, 1995, the Company's non-mature apartment communities provided approximately 45% of the Company's apartment rental income and 47% of its net rental income. For the 16,308 apartments in the 67 non-mature communities acquired since January 1, 1994 (net of sales), average occupancy was 93.1% and the operating expense ratio was 41.9% during 1995. Rental income, rental expenses and real estate depreciation increased from 1994 to 1995 directly as a result of the increase in the number of apartment homes acquired during 1994 and 1995. These communities provided increases of $52.4 million, $22.0 million and $20.5 million, respectively, in rental income, rental expenses and net rental income.

Commercial Properties

         Rental income, rental expenses and real estate depreciation from commercial properties decreased $3.7 million, $762,000 and $2.9 million, respectively during the year ended 1996 compared to the same period last year. The decrease is directly attributable to the sale of eleven shopping centers and one industrial park since the beginning of 1995. For 1995, rental income, rental expenses and real estate depreciation from commercial properties decreased $1.8 million, $370,000 and $741,000, respectively since 1994, primarily due to the sales of eight shopping centers during 1995 and 1994.

Interest Expense

         For 1996, interest expense increased $10.2 million or $.10 per common share over the same period last year. The weighted average amount of debt employed during 1996 was higher than it was in 1995 ($647 million in 1996 versus $512 million in 1995). The weighted average interest rate on this debt was slightly lower in 1996 decreasing from 7.9% in 1995 to 7.6%. The lower interest rate during 1996 reflected the fact that the weighted average interest rate on short-term bank borrowings decreased compared to last year and the Company's reliance on these lower rate short-term bank borrowings increased in 1996 compared to 1995 ($49.9 million weighted average outstanding in 1996 versus $8.2 million in 1995). The Company funded its 1996 acquisitions and development activity primarily with debt compared to 1995 when a combination of debt and equity was used.

         For 1995, interest expense increased approximately $12.1 million over 1994. The Company used both debt and equity to finance its growth over the past two years; however, the weighted average amount of debt employed was higher in 1995 than it was in 1994 ($512 million in 1995 versus $392 million in 1994). The $.15 per common share increase in interest expense reflected this higher average amount of outstanding debt in 1995 together with an increase in the weighted average interest rate on this debt from 7.3% in 1994 to 7.9% in 1995. The rate increase reflected the Company's increased reliance on lower rate short-term bank borrowings in 1994 than in 1995 ($33.8 million weighted average outstanding in 1994 versus $8.2 million in 1995).

General and Administrative

         During 1996, general and administrative expenses increased by $553,000 over the same period last year. In 1996, the Company incurred increases in most of its general and administrative expense categories. The largest increases occurred in payroll expenses, investor relations expenses and office rent which are directly related to the higher administrative costs associated with increasing the size of the Company, however, general and administrative expense as a percentage of rental revenues has remained relatively flat compared to last year.

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

Gains on Sales of Investments

         During 1996, the Company recognized gains for financial reporting purposes aggregating $4.3 million on the sale of four apartment communities, four shopping centers, one industrial park and two parcels of undeveloped land. Seven of the sales were structured to qualify as tax deferred exchanges which enabled the Company to defer approximately $7.8 million of capital gains for income tax purposes.

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


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    Part III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on May 6, 1997.

         Information required by this item regarding the executive officers of the Company is included in Part I of this Annual Report on Form 10-K in the section entitled "Executive Officers of the Registrant".

Item 11.  EXECUTIVE COMPENSATION

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on May 6, 1997.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on May 6, 1997.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on May 6, 1997.

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


Exhibit           Description                                 Location
-------           -----------                                 --------
2(a)              Agreement of Purchase and Sale dated        Exhibit 2 to the Company's Current Report on Form
                  July 1, 1996                                8-K dated August 15, 1996.

2(b)              Definitive Agreement and Plan of            Exhibit 2(b) to the Company's Form S-4 Registration
                  Merger dated as of October 1, 1996,         Statement (Registration No. 333-13745) filed with
                  the between the Company, United Sub,        Commission on October 9, 1996.
                  Inc. and South West Property Trust Inc.

3(a)              Restated Articles of Incorporation          Exhibit 4(i)(c) to the Company's Form S-3
                                                              Registration Statement (Registration No. 33-64275)

3(a)(i)           Amended and Restated Articles of            Exibit 6(a)(4) to the Company's Form 8-A
                  Incorporation                               Registration Statements dated April 19, 1990 and
                                                              April 24, 1995.

3(b)              Restated By-Laws                            Filed herewith.

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

4(ii)(g)(1)       Indenture dated as of April 1, 1994,        Exhibit 4(ii)(f)(1) to
                  between the Company and First Union         the Company's Quarterly
                  National Bank of Virginia,                  Report on Form 10-Q for
                  as Trustee.                                 the quarter ended March 31, 1994.


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

4(ii)(h)(1)       Indenture dated November 1,                 Exhibit 4(ii)(h)(1) to the Company's
                  1995, between the Company                   Quarterly Report on Form 10-Q for
                  And First Union National Bank               the quarter ended June 30, 1996.
                  of Virginia, as Trustee

4(ii)(h)(2)       Resolution of the Board of Directors        Exhibit 4(ii)(h)(2) to the Company's
                  of the Company establishing the terms       Quarterly Report on Form 10-Q for
                  of the Medium-Term Notes Due Nine           the quarter ended June 30, 1996.
                  Months or More from Date of Issue

4(ii)(h)(3)       Form of Medium-Term                         Exhibit 4(ii)(h)(3) to the Company's
                  Notes Due Nine Months or More               Quarterly Report on Form 10-Q for
                  from the Date of Issue                      the quarter ended June 30, 1996.

4(ii)(h)(4)       Resolution of the Board of Directors        Filed herewith.
                  of the Company establishing the terms
                  of 7 1/4% Notes Due January 15, 2007






4(ii)(h)(5)       Form of 7 1/4% Notes due January 15, 2007     Filed herewith.

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

10(iv)            Employment Agreement between                Filed herewith.
                  the Company and John S. Schneider
                  dated December 14, 1996

10(v)             Employment Agreement between                Filed herewith.
                  the Company and Robert F. Sherman
                  dated December 19, 1996

10(vi)            Employment Agreement between                Filed herewith.
                  the Company and David L. Johnston
                  dated December 19, 1996.

10(vii)           1985 Stock Option Plan,                     Exhibit A to the Company's  definitive proxy
                  as amended.                                 statement dated March 28, 1996.

10(vii)           1991 Stock Purchase and Loan                Exhibit 10(v) to the Company's Annual Report on
                  Plan.                                       Form 10-K for the year ended December 31, 1991.

10(ix)            Amended and Restated Agreement              Exhibit 10(vi) to the Company's Annual Report on
                  of Limited Partnership of                   Form 10-K for the year ended December 31, 1995.
                  United Dominion Realty, L.P.
                  Dated as of December 31, 1995

10(x)             Underwriting Agreement dated                Filed herewith.
                  January 22, 1997, between the Company
                  And Merrill Lynch & Co., Merrill
                  Lynch, Pierce, Fenner & Smith
                  Incorporated, and Scott and Stringfellow
                  relating to 4,000,000 shares of
                  Common Stock.







10(xi)            Underwriting Agreement dated January        Filed herewith.
                  22, 1997, between the Company and
                  Goldman Sachs & Co., J.P. Morgan
                  Securities Inc. And NationsBanc Capital
                  Markets, Inc. relating to $125 Million
                  7 1/4% Notes due January 15, 2007.

12                Computation of Ratio of Earnings            Filed herewith.
                  to Fixed Charges

21                The Company has the following subsidiaries, all of which but
                  United Dominion Realty, L.P. are wholly owned. The Company owns general and limited partnership interests in United
                  Dominion Realty, L.P., constituting 97.9% of the aggregate partnership interest.
                  The Commons of Columbia, a Virginia corporation
                  UDRT of North Carolina, L.L.C., a North Carolina limited liability company
                  UDRT of Alabama, Inc., an Alabama corporation
                  UDR of Marble Hill, L.L.C., a Virginia limited liability company
                  United Dominion Realty, L.P., a Virginia limited partnership
                  United Dominion Residential, Inc., a Virginia corporation
                  UDRT of Virginia, Inc., a Virginia corporation
                  United Dominion, Sub, Inc., a Virginia corporation
                  UDR Western Residential, Inc., a Virginia corporation
                  UDR South Carolina Trust, a Maryland business trust
                  Cleary Court Property Owner's Association, Inc., a Florida non-profit corporation
                  SWP Properties, Inc., a Texas corporation
                  SWP Properties I, L.P., a Delaware limited partnership
                  SWP Woodscape Properties, Inc., a Texas corporation
                  SWP Woodscape Properties I, L.P., a Delaware limited partnership
                  SWP Creeks Properties, Inc., a Texas corporation
                  SWP Creeks Properties, I, L.P., a Delaware limited partnership
                  SWP REMIC Properties II, Inc., a Texas corporation
                  SWP REMIC properties II-A, L.P., a Delaware limited partnership
                  South West Properties, L.P., a Delaware limited partnership
                  SWP Arkansas Properties, Inc., an Arknasas corporation
                  South West Property Apartments, L.P., a Delaware limited partnership
                  MF-SWP Joint Venture, a Texas joint venture
                  High Ridge Investment Partners Joint Venture, a Texas joint venture
                  SWP Depositor, Inc., a Texas corporation
                  SWP Developers, Inc., a Texas corporation
                  SRL Amarillo Investors, Inc., a Texas corporation
                  SWPT II Arizona Properties, Inc., an Arizona corporation
                  South West REIT Holding, Inc., a Texas corporation

23                Consent of Independent                      Filed herewith.
                  Auditors

Exhibits 10(i) through 10(viii) inclusive, are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

(b)      Reports on Form 8-K

                   (i) A Form 8-K dated October 1, 1996 was filed with the Securities and Exchange

                           Commission on October 4, 1996. The filing reported the Agreement and Plan of Merger dated as of October 1, 1996 between the Company, United Dominion Sub, Inc., a wholly-owned subsidiary of the Company, and South West Property Trust Inc.

                  (ii) A Form 8-K dated October 31, 1996 was filed with the Securities and Exchange Commission on November 14, 1996. The filing reported the acquisition of two apartment communities which in the aggregate were deemed to be significant. The financial statements filed as part of this report are the statements of rental operations of Westland Park Apartments and Steeplechase Apartments.

                 (iii) A Form 8-K dated December 31, 1996 was filed with the Securities and Exchange Commission on January 15, 1997. The filing reported the acquisition by the Company of South West Property Trust Inc. effective at the close of business on December 31, 1996. This Form 8-K was amended by a Form 8-K/A filed March 17, 1997. The financial statements filed as part of this report were the consolidated financial statements and notes thereto of South West Property Trust Inc. for the year ended December 31, 1996

                  (iv) A Form 8-K dated January 21, 1997 was filed with the Securities and Exchange Commission on January 21, 1997. The filing reported the pro forma results of the Company for the nine months ended September 30, 1996 and the year ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Dominion Realty Company, Inc.
      (registrant)


By  /s/ James Dolphin
    -----------------------
    James Dolphin
    Executive Vice President and Chief Financial Officer
    March 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 1997 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ John P. McCann
----------------------------                         ---------------------------
John P. McCann                                       R. Toms Dalton, Jr.
Chariman of the Board, President and Chief           Director
  Executive Officer

/s/ James Dolphin                                    /s/ Jeff C. Bane
-----------------------------                        ---------------------------
James Dolphin                                        Jeff C. Bane
Director, Executive Vice President,                  Director
  and Chief Financial Officer

/s/ Jerry A. Davis
------------------------------                       ---------------------------
Jerry A. Davis                                       John C. Lanford
Vice President, Controller-Corporate                 Director
 Accounting  and Chief Accounting Officer


/s/ C. Harmon Williams, Jr.                          /s/ H. Franklin Minor
------------------------------                       ---------------------------
C. Harmon Williams, Jr.                              H. Franklin Minor
Director                                             Director


/s/ Barry M. Kornblau
------------------------------                       ---------------------------
Barry M. Kornblau                                    Ira T. Wender
Director, Senior Vice President and                  Director
  Director of Apartments/Eastern Division

/s/John S. Schneider
-------------------------------                      ---------------------------
John S. Schneider                                    Lynne Sagalyn
Director, Vice Chairman of the Board and             Director
Executive Vice President


-------------------------------                      ---------------------------
Mark J. Sandler                                      Robert W. Scharar
Director                                             Director

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                       UNITED DOMINION REALTY TRUST, INC.


                                                                                        Page
                                                                                        ----
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

Report of Ernst & Young LLP, Independent Auditors                                       F-2

Consolidated Balance Sheets at December 31, 1996                                        F-3
and 1994

Consolidated Statements of Operations for each of                                       F-4
the three years in the period ended December 31, 1996

Consolidated Statements of Cash Flows for each of                                       F-5
the three years in the period ended December 31, 1996

Consolidated Statements of Shareholders' Equity for                                     F-6
each of the three years in the period ended
December 31, 1996


Notes to Consolidated Financial Statements                                              F-7

SCHEDULE FILED AS PART OF THIS REPORT

Schedule III - Summary of Real Estate Owned                                             F-23

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.




Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders
United Dominion Realty Trust, Inc.

We have audited the accompanying consolidated balance sheets of United Dominion
Realty Trust, Inc. and subsidiaries (the "Company") as of December 31, 1996 and
1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December
31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United
Dominion Realty Trust, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 1995 the Company changed its method of accounting for impairment of long-lived assets and long-lived assets held for disposition.


                                                   Ernst & Young LLP

Richmond, Virginia
March 5, 1997






                       UNITED DOMINION REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except for share data)


                                             December 31,          December 31,
                                                1996                  1995
                                             -----------           ------------
Assets

Real estate owned:
  Real estate held for investment (Notes 2
       and 3)                                 $2,007,612           $1,131,098
       Less: accumulated depreciation            173,291              129,454
                                               ---------           ----------
                                               1,834,321            1,001,664
  Real estate under development                   37,855                  --
  Real estate held for disposition (Notes 1
       and 2)                                     39,556               51,015
Cash and cash equivalents                         13,452                2,904
Other assets                                      41,720               25,053
                                                --------           ----------
  Total assets                                $1,966,904           $1,080,616
                                               =========           ==========

Liabilities and shareholders' equity

Notes payable-secured (Note 4)                $  376,560          $   180,481
Notes payable-unsecured (Note 5)                 668,275              349,858
Distributions payable to common shareholders      19,699               12,695
Accounts payable, accrued expenses and
  other liabilities                               49,962               21,193
                                               ---------             --------
Total liabilities                              1,114,496              564,227

Minority interest of unitholders in
  operating partnership                            2,029                  --

Shareholders' equity (Notes 9 and 10):
  Preferred stock, no par value; 25,000,000
  shares authorized:
     9 1/4% Series A Cumulative Redeemable
     Preferred Stock (liquidation preference
     of $25 per share), 4,200,000 shares
     issued and outstanding                      105,000              105,000
  Common stock, $1 par value; 150,000,000
     shares authorized 81,982,551 shares
     issued and outstanding (56,375,333 in
     1995)                                        81,983               56,375
  Additional paid-in-capital                     814,795              480,971
  Notes receivable from officer-shareholders      (5,926)              (6,091)
  Distributions in excess of net income         (147,529)            (120,314)
  Unrealized gain on securities available-
    for-sale                                       2,056                  448
                                                --------              -------
Total shareholders' equity                       850,379              516,389
                                                --------              -------
    Total liabilities and shareholders'
        equity                               $ 1,966,904           $1,080,616
                                             ===========           ==========


See accompanying notes.





                      UNITED DOMINION REALTY  TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


Years ended December 31,                            1996                 1995                 1994
----------------------------------------------------------------------------------------------------
Revenues
  Rental income                                   $242,112              $195,240            $139,972
  Interest, dividend and other
    non-property income                              1,707                 1,692                 756
                                                  --------             ---------            --------
                                                   243,819               196,932             140,728

Expenses
  Rental expenses:
     Utilities                                      17,735                14,464              11,206
     Repairs and maintenance                        40,665                30,374              21,216
     Real estate taxes                              17,348                14,058               9,658
     Property management                             5,575                 5,300               4,645
     Other operating expenses                       23,510                17,446              12,141
  Depreciation of real estate owned                 47,410                38,939              28,729
  Interest                                          50,843                40,646              28,521
  General and administrative                         5,418                 4,865               4,803
  Other depreciation and amortization                1,299                 1,103                 691
  Impairment loss on real estate held
    for disposition                                    290                 1,700                  --
                                                  --------              --------            --------
                                                   210,093               168,895             121,610
                                                  --------              --------            --------
Income before gains on sales of
  investments, minority interest
  of unitholders in operating partnership
  and extraordinary item                            33,726                28,037              19,118
Gains on sales of investments                        4,346                 5,090                 108
                                                  --------              --------            --------
Income before minority interest of
  unitholders in operating
  partnership and extraordinary item                38,072                33,127              19,226
Minority interest of unitholders in
  operating partnership                                (58)                   --                  --
                                                  --------              --------            --------
Income before extraordinary item                    38,014                33,127              19,226
Extraordinary item-early extinguishment
  of debt                                              (23)                   --                 (89)
                                                  --------              --------            --------
Net income                                          37,991                33,127              19,137
Dividends to preferred shareholders                 (9,713)               (6,637)                 --
                                                  --------              --------            --------
Net income available to common shareholders        $28,278               $26,490             $19,137
                                                  ========              ========            ========

Net income per common share                           $.49                  $.50                $.41
                                                  ========              ========            ========

Weighted average number of common
  shares outstanding                                57,482                52,781              46,182

See accompanying notes.

                       UNITED DOMINION REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF  CASH FLOWS
                                 (In thousands)

Years ended December 31,                                                      1996              1995          1994
-------------------------                                                   --------           ------        -----
Operating Activities
    Net income                                                         $       37,991        $    33,127    $   19,137
    Adjustments to reconcile net income to cash provided
         by operating activities:
                Depreciation and amortization                                  48,709             40,042        29,644
                Minority interest of unitholders in operating partnership          58
                Extraordinary item-early extinguishment of debt                    23                 --            89
                Impairment loss on real estate held for disposition               290              1,700
                Gains on sales of investments                                  (4,346)            (5,090)         (108)
                Adoption of SFAS No. 112 "Employers' Accounting
                     for Postemployment Benefits"                                  --                 --           450
                Changes in operating assets and liabilities:
                     Increase in operating liabilities                          8,899                763         6,680
                     Increase in operating assets                              (1,560)            (4,114)       (1,348)
                                                                            -----------          ---------     --------
Net cash provided by operating activities                                      90,064             66,428        54,544

Investing Activities
    Acquisition of real estate, net of debt and liabilities assumed          (137,236)          (173,937)     (346,730)
    Capital expenditures                                                      (53,087)           (35,613)      (19,154)
    Development of real estate assets                                          (9,229)                --            --
    Net proceeds from sales of investments                                     33,823             23,464         2,706
    Proceeds from interest rate hedge transaction                               3,025                 --         3,484
    Net cash acquired in the acquisition of South West Property Trust Inc.      1,129                 --            --
    Net decrease in mortgage notes receivable                                       3              2,156            63
                                                                            -----------          ---------     --------
Net cash used in investing activities                                        (161,572)          (183,930)     (359,631)

Financing Activities
    Net proceeds from the issuance of common stock                             15,012             79,615       115,407
    Net proceeds from the issuance of preferred stock                              --            101,478            --
    Net proceeds from the issuance of unsecured notes payable                 200,111             10,000       250,000
    Net proceeds from the issuance of secured notes payable                     5,925             21,927        15,504
    Net borrowings (repayments) of short-term bank borrowings                  37,800              4,250       (14,500)
    Cash distributions paid to preferred shareholders                          (9,713)            (4,613)           --
    Cash distributions paid to common shareholders                            (53,979)           (45,737)      (35,005)
    Scheduled mortgage principal payments                                      (2,729)            (1,932)       (1,455)
    Mortgage financing proceeds released from construction funds                3,627              2,457        24,866
    Payments on unsecured notes                                               (72,064)           (32,259)      (27,230)
    Non-scheduled payments on secured notes payable                           (40,628)           (21,463)      (17,514)
    Payment of financing costs                                                 (1,306)              (578)       (3,498)
                                                                            -----------          ---------     --------
Net cash provided by financing activities                                      82,056            113,145       306,575
                                                                            -----------          ---------     --------
Net increase (decrease) in cash and cash equivalents                           10,548             (4,357)        1,488
Cash and cash equivalents, beginning of year                                    2,904              7,261         5,773
                                                                            -----------          ---------     --------
Cash and cash equivalents, end of year                                 $       13,452        $     2,904    $    7,261
                                                                            ===========          =========     ========

Supplemental information:
    Interest paid during the year                                      $       48,500        $    39,568    $   22,944
    Non-cash transcations associated with the Merger of South West
      Property Trust Inc.:
         Real estate assets acquired                                          559,591                 --            --
         Issuance of common stock                                             322,110                 --            --
         Secured debt assumed                                                  99,921                 --            --
         Unsecured debt assumed                                               125,035
         Operating liabilities assumed                                         23,805                 --            --
    Non-cash transactions associated with the
      acquisition of properties:
         Issuance of common stock                                              22,739                 --
         Secured debt assumed                                                 137,988             24,137        60,336
         Unsecured seller financing                                            25,000                 --            --
         Issuance of operating partnership units                                2,006                 --            --

See accompanying notes.

                       UNITED DOMINION REALTY TRUST, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               (In thousands, except share and per share amounts)



                                                                    Common Stock, $1 Par Value             Preferred Stock
                                                                   Number                              Number
Years ended December 31, 1996, 1995 and 1994                     of Shares       Amount              of Shares     Amount
-------------------------------------------------               ------------------------------------------------------------

Balance at December 31, 1993                                       41,653,097         $41,653            -           -

Common shares issued in public offering                             8,479,400           8,479            -           -
Exercise of share options                                              50,488              51            -           -
Common shares purchased by officers, net of repayments                137,500             138            -           -
Common shares issued through dividend reinvestment plan                35,155              35            -           -
Net income                                                           -                      -            -           -
Common stock distributions declared ($.78 per share)                 -                      -            -           -
                                                                  ----------------------------------------------------------
Balance at December 31, 1994                                       50,355,640          50,356            -           -

Common shares issued in direct institutional sale                   1,360,000           1,360            -           -
Preferred shares issued in public offering                           -              -                 4,200,000     $105,000
Common shares issued in public offering                             4,550,000           4,550            -           -
Exercise of share options                                              98,536              98            -           -
Common shares purchased by officers, net of repayments                 10,000              10            -           -
Common shares issued through employee stock purchase plan               1,157               1            -           -
Net income                                                           -              -                    -           -
Preferred stock distributions declared ($1.58 per share)             -              -                    -           -
Common stock distributions declared ($.90 per share)                 -              -                    -           -
Unrealized gain on securities available-for-sale                     -              -                    -           -
                                                                  ----------------------------------------------------------
Balance at December 31, 1995                                       56,375,333          56,375         4,200,000      105,000

Common shares issued in connection with South
 West Property Trust Inc. Merger                                   22,804,246          22,804            -           -
Common shares issued in private placement                           1,679,840           1,680            -           -
Exercise of share options                                             148,220             148            -           -
Common shares purchased by officers, net of repayments               -              -                    -           -
Common shares issued through dividend reinvestment plan               970,718             972            -           -
Common shares issued through employee stock purchase plan               4,194               4            -           -
Net income                                                           -              -                    -           -
Preferred stock distributions declared ($2.31 per share)             -              -                    -           -
Common stock distributions declared ($.96 per share)                 -              -                    -           -
Unrealized gain on securities available-for-sale                     -              -                    -           -
                                                                  ----------------------------------------------------------
Balance at December 31, 1996                                       81,982,551         $81,983         4,200,000     $105,000
                                                                 ===========================================================



                                                                                                              Unrealized
                                                                                                               Gain on
                                                           Additional       Receivable       Distributions    Securities
                                                            Paid-in        from Officer     in Excess of      Available-
Years ended December 31, 1996, 1995 and 1994                Capital        Shareholders      Net Income        for-Sale
-------------------------------------------------         -------------------------------------------------------------------

Balance at December 31, 1993                                $302,486         $(4,384)          $(79,792)          -

Common shares issued in public offering                      105,731           -                 -                -
Exercise of share options                                        456           -                 -                -
Common shares purchased by officers, net of repayments         1,652          (1,607)            -                -
Common shares issued through dividend reinvestment plan          472           -                 -                -
Net income                                                     -               -                 19,137           -
Common stock distributions declared ($.78 per share)           -               -                (37,539)          -
                                                          -------------------------------------------------------------------
Balance at December 31, 1994                                 410,797          (5,991)           (98,194)          -

Common shares issued in direct institutional sale             16,452           -                 -                -
Preferred shares issued in public offering                    (3,522)          -                 -                -
Common shares issued in public offering                       56,376           -                 -                -
Exercise of share options                                        717           -                 -                -
Common shares purchased by officers, net of repayments           136            (100)            -                -
Common shares issued through employee stock purchase plan         15           -                 -                -
Net income                                                     -               -                 33,127           -
Preferred stock distributions declared ($1.58 per share)       -               -                 (6,637)          -
Common stock distributions declared ($.90 per share)           -               -                (48,610)          -
Unrealized gain on securities available-for-sale               -               -                 -                $  448
                                                          -------------------------------------------------------------------
Balance at December 31, 1995                                 480,971          (6,091)          (120,314)             448

Common shares issued in connection with South
 West Property Trust Inc. Merger                             299,109           -                 -                -
Common shares issued in private placement                     21,059           -                 -                -
Exercise of share options                                      1,382           -                 -                -
Common shares purchased by officers, net of repayments         -                 165             -                -
Common shares issued through dividend reinvestment plan       12,216           -                 -                -
Common shares issued through employee stock purchase plan         58           -                 -                -
Net income                                                     -               -                 37,991           -
Preferred stock distributions declared ($2.31 per share)       -               -                 (9,713)          -
Common stock distributions declared ($.96 per share)           -               -                (55,493)          -
Unrealized gain on securities available-for-sale               -               -                 -                 1,608
                                                          -------------------------------------------------------------------
Balance at December 31, 1996                                $814,795         ($5,926)         ($147,529)          $2,056
                                                          ===================================================================





                                                                 Total
                                                            Shareholders'
Years ended December 31, 1996, 1995 and 1994                   Equity
-------------------------------------------------        --------------------

Balance at December 31, 1993                                    $259,963

Common shares issued in public offering                          114,210
Exercise of share options                                            507
Common shares purchased by officers, net of repayments               183
Common shares issued through dividend reinvestment plan              507
Net income                                                        19,137
Common stock distributions declared ($.78 per share)             (37,539)
                                                         --------------------
Balance at December 31, 1994                                     356,968

Common shares issued in direct institutional sale                 17,812
Preferred shares issued in public offering                       101,478
Common shares issued in public offering                           60,926
Exercise of share options                                            815
Common shares purchased by officers, net of repayments                46
Common shares issued through employee stock purchase plan             16
Net income                                                        33,127
Preferred stock distributions declared ($1.58 per share)          (6,637)
Common stock distributions declared ($.90 per share)             (48,610)
Unrealized gain on securities available-for-sale                     448
                                                         --------------------
Balance at December 31, 1995                                     516,389

Common shares issued in connection with South
 West Property Trust Inc. Merger                                 321,913
Common shares issued in private placement                         22,739
Exercise of share options                                          1,530
Common shares purchased by officers, net of repayments               165
Common shares issued through dividend reinvestment plan           13,188
Common shares issued through employee stock purchase plan             62
Net income                                                        37,991
Preferred stock distributions declared ($2.31 per share)          (9,713)
Common stock distributions declared ($.96 per share)             (55,493)
Unrealized gain on securities available-for-sale                   1,608
                                                         --------------------
Balance at December 31, 1996                                    $850,379
                                                         ====================


See accompanying notes.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Organization United Dominion Realty Trust, Inc. (together with its subsidiaries, the "Company"), a Virginia corporation, was formed in 1972. The Company is a fully integrated real estate company that owns and operates income producing real estate, primarily multifamily apartment communities. As of December 31, 1996, the Company owned 210 apartment communities containing 55,664 completed apartment homes located in the Sunbelt states from Delaware to Nevada.

Basis of presentation The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (including United Dominion Realty, L.P., its Operating Partnership). All significant inter-company accounts and transactions have been eliminated in consolidation. The financial statements of the Company include the minority interest of unitholders in the operating partnership.

Effective December 31, 1996, the Company acquired South West Property Trust Inc. ("South West") in a statutory merger (the "Merger"). South West was a Texas-based public real estate investment trust. The Merger has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. Assets and liabilities acquired were recorded at their estimated fair values at December 31, 1996 and results of operations are included from the date of acquisition. Accordingly, the results of operations for South West have been excluded from the Company's consolidated statements of operations for the year ended December 31, 1996.

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

Real estate assets and depreciation On October 1, 1995, the Company adopted the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The statement requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows are not sufficient to recover the asset's carrying value. If such indicators are present, an impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value.

For long-lived assets to be disposed of, impairment losses are recognized when the fair value of the asset less estimated cost to sell is less than the carrying value of the asset measured at the time management commits to a plan to dispose of the asset. Real estate is classified as real estate held for disposition when management has committed to sell and is actively marketing the property. Real estate held for disposition is carried at the lower of cost or fair value less cost to dispose, determined on an asset by asset basis. Depreciation is not recorded during the period in which real estate is held for disposition and gains(losses) from initial and subsequent adjustments to the carrying value of the assets, if any, are recorded as a separate component of income from continuing operations. Real estate held for disposition is reported separately on the consolidated balance sheet, net of accumulated depreciation and impairment loss valuation allowance.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ordinary repairs and maintenance costs are expensed as incurred; significant improvements, renovations, and replacements are capitalized and depreciated over their estimated useful lives.

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which is 35 years for buildings, 10 to 35 years for major improvements, and 5 to 20 years for fixtures, equipment and other assets.

The cost of development properties includes interest, property taxes, insurance and allocated development overhead during the construction period.

Revenue Recognition Residential rental properties are leased under operating leases with terms generally of one year or less. Rental income is recognized as it is earned, which is not materially different than on a straight-line basis.

Interest Interest is capitalized on accumulated expenditures relating to the acquisition and development of certain qualifying properties. During 1996, 1995 and 1994, total interest capitalized was $541,000, $40,000 and $0, respectively.

Deferred financing costs Deferred financing costs are generally amortized over a period not to exceed the term of the related debt. Amortization of deferred financing costs is classified as interest expense and was included in the consolidated statements of operations in the amounts of $1,319,000, $1,078,000 and $1,180,000, for 1996, 1995 and 1994, respectively.

Interest rate swap agreements The Company enters into interest rate swap agreements to alter the interest rate characteristics of outstanding debt instruments. The interest rate swaps involve the periodic exchange of payments over the life of the related agreements. Amounts received or paid on the interest rate swaps are recorded on an accrual basis as an adjustment to the related interest expense of the outstanding debt. The related amounts payable to and receivable from counterparties are included in other liabilities and other assets, respectively. Changes in the fair value of the interest rate swap agreements accounted for under the accrual method are not reflected in the financial statements.

Interest rate protection agreements The Company enters into interest rate futures contracts to hedge interest rate risk associated with anticipated debt transactions. The Company follows SFAS No.80 "Accounting for Futures Contracts" which permits hedge accounting for anticipatory transactions meeting certain criteria. Gains and losses, if any, on these transactions are deferred as an adjustment to the carrying amount of the outstanding debt and amortized over the terms of the related debt as an adjustment to interest expense. The fair values of interest rate protection agreements are not recognized in the financial statements.At the time the anticipated transaction is no longer likely to occur, the Company would mark the derivative instrument to market and would recognize any adjustment in the consolidated statement of operations.

Net income per common share Primary net income per common share is calculated using the weighted average number of common shares outstanding during each year. Stock options and other potentially dilutive securities outstanding are not included since their inclusion would not be materially dilutive.

Investment in marketable equity securities In connection with certain property sales, the Company received marketable preferred stock with a fair value of $7.7 million on the date of receipt. These securities are classified as available-for-sale and are included in other assets. Securities available-for-sale are stated at fair value.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrealized gains and losses are reported as a separate component of shareholders' equity and are not reported in earnings until realized or until a decline in fair value is deemed to be other-than-temporary.

Minority Interest Capital contributions, distributions and profits and losses are allocated to minority interests in accordance with the terms of the individual partnership agreements. Net income allocated to minority interests for 1996 aggregated approximately $58,000.

Stock Based Compensation In October, 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" (Statement
123) which provides an alternative to APB Opinion No.25 in accounting for stock-based compensation plans and is effective for fiscal years beginning after December 31, 1995. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Statement 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized.

Reclassifications Certain previously reported amounts have been reclassified to conform with the current financial statement presentation.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  Real Estate Owned

The Company operates primarily in 21 separate markets dispersed throughout a 15 state area. At December 31, 1996, the Company's largest apartment market was Dallas, Texas, where it owned 13% of its apartment homes. Excluding Dallas, Texas, the Company did not own more than 7% of its apartment homes in any one market.

The following table summarizes real estate held for investment at December 31, 1996 and 1995:

Dollars in thousands                             1996                  1995
--------------------                             ----                 -----
Land and land improvements                $    353,092           $   193,672
Buildings and improvements                   1,537,387               864,331
Furniture, fixtures and equipment              115,308                72,576
Construction in progress                         1,825                   519
                                          --------------         ------------
Real estate held for investment              2,007,612             1,131,098
Accumulated depreciation                      (173,291)             (129,454)
                                           -------------          ----------
Real estate held for investment, net       $ 1,834,321           $ 1,001,644
                                           ===========             ==========

The following is a summary of real estate owned at December 31, 1996 (dollars in thousands):

Real Estate Held for Investment
(Excluding real estate under development)


                                           Initial
                      Number of         Acquisition       Carrying         Accumulated
                      Properties           Cost            Value           Depreciation     Encumbrances
                      ----------        -----------       --------         ------------     ------------
Apartments
North Carolina        45                $361,593           $405,000         $ 48,219           $74,530
Texas                 32                 400,228            400,228               --             (A)
Florida               31                 318,590            348,971           23,245            63,168
Virginia              30                 203,981            245,769           51,462            20,460
South Carolina        22                 154,078            183,330           21,098            51,974
Georgia               10                  90,783            103,308           11,982            17,873
Maryland              12                  99,981            109,421            8,776            30,395
Tennessee             10                  75,546             85,342            6,380            10,989
Arizona                3                  36,550             36,550               --              (A)
Alabama                2                  12,012             13,528            1,146               --
Delaware               2                  14,732             16,590              983               --
Nevada                 1                  20,000             20,000               --               --
New Mexico             1                   9,300              9,300               --              (A)
Oklahoma               1                   9,775              9,775               --              (A)
Arkansas               2                  20,500             20,500               --             5,053
                      ---               ---------         ----------       ----------         ---------
                     204              $1,827,649         $2,007,612         $173,291          $369,310
                     ===              ==========          ==========        ========           ========

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Real Estate Held for Disposition
                                           Initial
                      Number of         Acquisition       Carrying         Accumulated
                      Properties           Cost            Value*          Depreciation     Encumbrances
                     ------------       -----------       --------         -----------      ------------
Apartments
North Carolina             2           $5,758             $9,769            $4,547              --
Virginia                   2            6,186              9,067             3,263            $3,900
South Carolina             1            1,918              1,924                10              --
Texas                      1            8,000              8,000                --              (A)

Commercial
Virginia                   4            6,870             14,270              3,909           $3,350
North Carolina             1            5,169              8,705              2,155              --
Tennessee                  1            1,176              2,439                734              --
                      --------          -----           --------            -------            -----
                          12          $35,077           $ 54,174            $14,618           $7,250
                      ========        =======           ========            =======           ======


(A) In connection with the Merger on December 31, 1996, the Company assumed two REMIC financings aggregating $94,868 which encumber 27 of the apartment communities acquired.

Real estate held for disposition contributed net rental income (rental income less rental expenses and depreciation expense) in the aggregate amount of approximately $3.9 million for the year ended December 31, 1996. The Company expects to dispose of these properties within the next twelve months.

The following is a reconciliation of the carrying amount of real estate held for investment (dollars in thousands):

                                       1996             1995            1994
                               ---------------   ---------------- ----------
Balance at January 1           $  1,131,098      $   1,007,599    $   582,213
Real estate purchased               843,277            198,136        409,280
Improvements                         49,434             35,682         18,857
Real estate sold                       (230)           (34,031)        (2,751)
Transferred to real estate
 held for disposition               (15,967)           (76,288)            --
                               ---------------   ---------------- ------------
Balance at December 31         $  2,007,612       $  1,131,098    $ 1,007,599
                               ===============   ================ ============

The following is a reconciliation of accumulated depreciation (dollars in thousands):

                                    1996             1995             1994
                               ------------      -----------      --------
Balance at January 1           $ 129,454         $ 120,341        $  91,444
Depreciation expense
  for the year*                   48,039            39,442           29,049
Transferred to real estate
 held for disposition             (4,202)          (23,572)              --
Real estate sold                      --            (6,757)            (152)
                               ---------------   ------------     -----------
Balance at December 31          $ 173,291        $ 129,454        $ 120,341
                               ==========           =========     =========

*  Depreciation expense of $629,000, $503,000 and $320,000 for 1996, 1995 and
   1994, respectively, is included in "Other depreciation and amortization" in the consolidated statements of operations.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Acquisitions

In connection with the Merger, the Company issued 22.8 million shares of its common stock at $14.125 per share for total market equity of approximately $322 million, assumed debt and other liabilities of approximately $246 million and incurred transaction costs of approximately $4 million for total consideration of approximately $572 million. No goodwill was recorded in connection with this transaction. In addition to the Merger, during 1996, the Company acquired 30 apartment communities containing 7,172 apartment homes in separate transactions at a total cost of approximately $321 million, including closing costs. During 1995, the Company acquired 23 apartment communities containing 5,142 apartment homes for a total cost of approximately $195 million, including closing costs.

Information concerning unaudited pro forma results of operations for the years ended December 31, 1996 and 1995 are set forth below. For 1996, such pro forma information assumes (i) the consummation of the Merger and (ii) the acquisition of 20 apartment communities containing 5,157 apartment homes at a total cost of approximately $213 million , as if the transactions had occurred on January 1, 1996. For 1995, such pro forma information assumes (i) the consummation of the South West Merger, (ii) the acquisition of 20 apartment communities containing 5,157 apartment homes at a total cost of approximately $213 million and , (iii) the acquisition of 13 apartment communities containing 2,417 units at a total cost of approximately $99 million, as if the transactions had occurred on January 1, 1995.

                                              Pro Forma            Pro Forma
                                             Year Ended           Year Ended
In thousands, except per share amounts      Dec. 31, 1996        Dec. 31, 1995
---------------------------------------     -------------        -------------
(Unaudited)

Rental income                               $   341,765          $   301,106
Income before extraordinary item                 53,650               49,402
Net income per common share before
     extraordinary item                     $       .54          $       .54

The unaudited information is not necessarily indicative of what the Company's consolidated results of operations would have been if the acquisitions had occurred at the beginning of each period presented. Additionally, the pro forma information does not purport to be indicative of the Company's results of operations for future periods.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Secured Notes Payable

Secured notes payable consist of the following:
(dollars in thousands)



                                                              December 31,
                                                           1996          1995
                                                      ------------   -----------
Fixed-Rate Mortgage Notes Payable                       $ 101,221     $  56,368
Fixed-Rate Tax-Exempt Secured Notes Payable               116,797       112,843
Fixed-Rate REMIC Financings                                94,868            --
Fixed-Rate Secured Notes Payable                           45,000            --
                                                         --------     ---------
              Total Fixed-Rate Secured Notes Payable      357,886       169,211

Variable-Rate Secured Notes Payable                        13,124            --
Variable-Rate Tax-Exempt Secured Notes Payable              5,550        11,270
                                                        ---------   -----------
              Total Variable-Rate Secured Notes Payable    18,674        11,270
                                                        ---------   -----------
Total Secured Notes Payable                             $ 376,560    $  180,481
                                                        =========   ===========


Fixed-Rate Mortgage Notes Payable Fixed-rate mortgage notes payable included 23 loans encumbering 18 properties at December 31, 1996, and 19 loans encumbering 13 properties at December 31, 1995. Fixed-rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates through 2008. At December 31, 1996 and 1995, this debt carried interest rates ranging from 7.125% to 9.625% (8.3% weighted average) and 7.00% to 9.625% (8.2% weighted average), respectively. During 1996, the Company assumed six fixed-rate mortgage notes payable aggregating $53.6 million with a weighted average interest rate of 8.4% in connection with the acquisition of apartment communities, including $5.1 million assumed in connection with the Merger.

Fixed-Rate Tax-Exempt Notes Payable At December 31, 1996, 17 properties were encumbered by fixed-rate mortgage notes which secure related tax-exempt housing bond issues. Interest on these notes is generally payable in semi-annual installments and the notes mature at various dates through 2025. At December 31, 1996 and 1995, tax-exempt fixed-rate mortgage notes had interest rates ranging from 6.00% to 8.50% (weighted average interest rate of 6.88%), and 5.98% to 8.50% (weighted average interest rate of 6.90%), respectively. During 1996, the Company refunded one bond issue relating to a 1995 property acquisition in the amount of $5.9 million bearing interest of 6.35%.

Fixed-Rate REMIC Secured Notes Payable In connection with the Merger, the Company assumed two fixed-rate REMIC Financings in the aggregate amount of $94.9 million. The REMIC Financings encumber 27 apartment communities and have interest rates of 7.01% and 8.5% (weighted average of 7.76%). Monthly principal and interest payments in the amount of $821,893 are required. The first phase of the REMIC financing matures on December 10, 2000 and the second phase of the REMIC financing matures on February 10, 2001, the principal balances on the maturity dates are expected to be $39.9 million and $41.7 million, respectively.

Fixed-Rate Secured Notes Payable In connection with the acquisition of an 18 apartment community portfolio on August 15, 1996, the Company assumed two variable-rate construction notes payable and two variable-rate secured senior credit facilities aggregating $89.5 million plus five related interest rate swap agreements with an aggregate notional value of $45 million, all of which mature in August, 1999. The Company repaid one of the secured senior credit facilities in the amount of $31.2 million on November 12, 1996. Variable-rate secured notes payable which have been effectively swapped to a fixed-rate at December 31, 1996 consist of a $40 million variable-rate secured senior credit facility which encumbers six apartment communities and a variable-rate construction note payable.
                                      F-13

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The variable-rate secured notes payable bear interest at LIBOR + 1% or 6.61% at December 31, 1996. The five interest rate swap agreements aggregate $45 million under which the Company pays a fixed-rate of interest and receives a variable-rate on the notional amounts. The interest rate swap agreements effectively change the Company's interest rate exposure on $45 million from a variable-rate to a weighted average fixed-rate of 7.29%.

Variable-Rate Secured Notes Payable Variable-rate secured notes payable at December 31, 1996 consist of two variable-rate construction notes payable which were assumed in connection with the acquisition of an 18 apartment community portfolio on August 15, 1996, both of which mature in August, 1999. The variable-rate secured notes payable bear interest at LIBOR + 1% or 6.61% at December 31, 1996.

Variable-Rate Tax-Exempt Notes Payable At December 31, 1996 two of the Company's properties were encumbered by variable-rate mortgage notes which secure tax-exempt housing bond issues. Interest on these notes is generally payable in semi-annual installments and the notes mature at various dates through 2010. At December 31, 1996 and 1995, tax-exempt variable-rate notes had interest rates ranging from 4.56% to 7.27% (weighted average interest rate of 6.20%) and 5.00% to 7.29% (weighted average interest rate of 5.80%), respectively.

The loan documents relating to the REMIC financing contain certain covenants, which require among other things, that debt service coverage ratios on the mortgaged properties be maintained at certain levels.

The aggregate maturities of secured notes payable for the five years subsequent to December 31, 1996 were as follows (dollars in thousands):

              Year                                 Amount
              ----                                 ------
              1997                      $           7,393
              1998                                 22,382
              1999                                 86,559
              2000                                 57,917
              2001                                 51,119
              Thereafter                          151,190
                                                  -------
                                        $         376,560
                                                  =======

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Unsecured Notes Payable

A summary of unsecured notes payable at December 31, 1996 and 1995 is as follows:




Dollars in thousands                                                           1996                  1995
                                                                               ----                  ----
Commercial Banks
              Borrowings outstanding under
                 revolving credit facilities (a)                  $          125,250          $     18,400

Insurance Companies--Senior Unsecured Notes
              7.98% due March, 1997-2003(b)                                   52,000                52,000
              9.57% due July, 1996                                                --                35,000
              7.89% due March, 1996                                               --                10,000
              8.72% due November, 1996-1998 (c)                                4,000                 6,000
                                                                            ---------              -------
                                                                              56,000               103,000

Other         (d)                                                              6,040                 3,458

Senior Unsecured Notes - Other
              7.00% Unsecured Note due January 15, 1997 (e)                   55,985                    --
              7.25% Notes due April 1, 1999                                   75,000                75,000
              8.50% Debentures due September 15, 2024 (f)                    150,000               150,000
              7.95% Medium-Term Notes due July 12, 2006                      125,000                    --
              7.07% Medium-Term Notes due November 15, 2006                   25,000                    --
              7.02% Medium-Term Notes due November 15, 2005                   50,000                    --
                                                                            --------              --------
                                                                             480,985               225,000
                                                                             -------               -------
                                                                   $         668,275           $   349,858
                                                                             =======               =======

(a) Includes $69,050 outstanding under a renegotiated $75,000 unsecured revolving credit facility assumed on December 31, 1996 in connection with the Merger. The note was paid in full on January 29, 1997.
(b)           Payable in seven equal principal installments of $7.4 million.
(c)           Payable in two equal annual principal installments of $2 million.
(d) Includes $5.6 million and $3.0 million at December 31, 1996 and 1995, respectively, of deferred gain from the termination of interest rate hedge transactions.
(e) Represents an unsecured note assumed in connection with the Merger on December 31, 1996. The note was paid in full on January 3, 1997.
(f) Debentures include an investor put feature which grants the debentureholder a one time option to redeem debentures at the end of 10 years.

On January 27, 1997, the Company issued $125 million of 7.25% Notes due January 15, 2007 under its $462.5 million shelf registration statement. In November 1996, the Company entered into an interest rate protection agreement for a notional amount of $100 million in anticipation of issuance of debt early in 1997. The interest rate protection agreement was terminated simultaneously with the $125 million Note issuance and the Company received $1.5 million in cash on the settlement. This had the economic effect of lowering the interest rate on the Notes to approximately 7.14% over the ten year term of the Notes. Net proceeds of approximately $124 million were used to curtail approximately $83.1 million of bank line debt and the remaining proceeds were temporarily invested in short-term money market instruments and subsequently used to repay debt assumed in connection with the Merger.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Information concerning short-term bank borrowings is summarized in the table that follows:


In thousands                                                1996             1995             1994
-----------------------------------------------------------------------------------------------------
Total revolving credit facilities
     and lines of credit at December 31*                  $ 228,500        $103,500          $103,500
Borrowings outstanding at December 31                       125,250          18,400            14,150
Weighted average daily borrowings
     during the year                                         49,941           8,198            33,787
Maximum daily borrowings during
     the year **                                             73,900          35,300            79,300
Weighted average daily interest rate
      during the year                                           6.0%            6.8%              5.1%
 Weighted average daily interest rate
     at December 31                                             6.3%            6.5%              6.5%


* Includes a renegotiated $75 million unsecured revolving credit facility assumed on December 31, 1996 in connection with the Merger.
** Maximum daily borrowings outstanding excludes the $69.1 million revolving credit facility assumed on December 31, 1996.

The underlying loan agreements contain certain covenants which, among other things, require the Company to maintain minimum consolidated tangible net worth, as defined, and maintain certain financial ratios.

At December 31, 1996, the Company had $70 million of unsecured revolving credit facilities with four commercial banks. At December 31, 1996, there was $45 million outstanding under the revolving credit facilities. These credit agreements currently expire at dates between June 1997 and June 1998, but are renewable annually by mutual agreement between the Company and each bank. Interest on borrowings outstanding under these agreements are at varying rates depending on the level of the Company's debt and the term of the borrowing. Generally, loans for 30 days or more are priced at LIBOR plus 5/8% to 1%. Loans of shorter duration are priced at spreads of 5/8% to 1.125% over the bank's applicable base rate. The Company is obligated to pay a fee equal to 1/4% of 1% per annum on the average daily amount of the unused portion of the commitment during the revolving loan period. None of these agreements have compensating balance requirements.

At December 31, 1996, the Company had unsecured lines of credit with three commercial banks totaling $33.5 million. At December 1996, there was $11.2 million outstanding under the lines of credit. These credit facilities currently expire on June 30, 1997, but are renewable annually by mutual agreement between the Company and each bank. Each line is subject to periodic bank review and requires the Company to maintain a depository relationship with the respective bank, however, there are no formal compensating balance arrangements. Borrowings bear interest generally at negotiated rates in line with borrowings under the Company's revolving credit facilities.

At December 31, 1996, the Company had a $50 million interim credit agreement expiring on May 31, 1997, with one of its commercial banks. Borrowings bear interest generally at negotiated rates in line with borrowings under the Company's revolving credit facilities negotiated by the Company. There were no borrowings outstanding under this credit facility at December 31, 1996.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Financial Instruments

Fair Value of Financial Instruments The following disclosures of estimated fair value of financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts and estimated fair value of the Company's financial instruments at December 31, 1996 and 1995, both on and off-balance sheet, are summarized as follows:

                                              December 31, 1996                December 31, 1995
                                        ------------------------------     ---------------------
In thousands                               Carrying             Fair        Carrying       Fair
                                            Amount             Value         Amount       Value
Investment in equity securities         $     9,771       $    9,771      $   8,144    $  8,144
Secured notes payable                       376,560          381,007        180,481     189,666
Unsecured notes payable                     688,275          684,332        349,858     376,347
Interest rate swap agreements                  --               (589)           --          --
Interest rate risk management agreements       --                934            --       (3,996)


The following methods and assumptions were used by the Company in estimating the fair values set forth above.

The carrying amount of cash and cash equivalents approximates fair value because of the short-term nature of these instruments.

Investment in equity securities Securities available-for-sale are carried at fair value based upon market quotations.

Notes payable Estimated fair value is based on mortgage rates and tax-exempt bond rates believed to be available to the Company for issuance of debt with similar terms and remaining maturities as of December 31, 1996 and 1995. The carrying amount of the Company's variable-rate secured notes payable approximate fair value at December 31, 1996 and 1995. The carrying amounts of the Company's borrowings under short-term revolving credit agreements and lines of credit approximate their fair values at December 31, 1996 and 1995 due to the short term maturity of these instruments and the fact that they are variable-rate instruments.

Interest rate swap agreements Fair value is based on external market quotations from investment banks.

Interest rate risk management agreements Fair value is based on external market quotations from investment banks.

Interest rate swap agreements At December 31, 1996, the Company had six interest rate swap agreements outstanding with an aggregate notional amount of $122.2 million which effectively change the cost on certain debt instruments from a variable-rate to a fixed-rate. Of this amount, $77.2 million was assumed in connection with the Merger which fixes the interest rate on a portion of the Company's variable-rate debt at 7.9% through April, 1997. The Company also assumed a $45 million interest rate swap on August 15, 1996 in connection with a portfolio acquisition which effectively fixes $45 million of the variable-rate secured notes payable assumed to a weighted average fixed rate of 7.29%. The Company's credit exposure on swaps is limited to the value of interest rate swaps that are favorable to the Company at December 31, 1996. At December 31, 1996, the market value of interest rate swaps in a favorable value position was $21,000, while the net fair value of all positions was unfavorable to the Company at $589,000.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 1995, there were no interest rate swap agreements outstanding, nor were there any interest rate swap agreements during 1995. For all periods presented, the Company had no deferred gains or losses relating to terminated swap contracts.

Interest rate risk management agreements In June 1995, the Company entered into a $50 million (notional amount) fixed pay forward starting swap agreement with a major Wall Street investment banking firm in order to reduce the interest rate risk associated with the anticipated refinancing of fixed-rate debt maturing in 1996. The transaction allowed the Company to lock-in a ten year Treasury rate of 6.544% on or before July, 15, 1996. In November, 1995, in anticipation of the issuance of medium-term notes during 1996, the Company entered into a $50 million (notional amount) interest rate protection agreement with one of its commercial banks which allowed the Company to lock-in a 10 year Treasury rate of 5.946% beginning on or before March 1, 1996. This transaction was terminated at no cost to the Company in February 1997. In June, 1996, the Company entered into a $75 million (notional amount) fixed pay forward starting swap agreement with a major Wall Street investment banking firm in order to reduce the interest rate risk associated with the anticipated issuance of medium-term notes during 1996. This transaction allowed the Company to lock-in a ten year Treasury rate of 6.75%. In July, 1996, the Company issued $125 million of ten year notes under this its $200 million medium-term note program (MTN's) at an interest rate of 7.95%. The two outstanding interest rate risk management agreements were terminated simultaneously with the $125 million MTN's issuance and the Company received $3.0 million in cash. This had the economic effect of reducing the interest rate on the MTN's to approximately 7.61% over the ten year term.

In November 1996, the Company entered into a $100 million (notional amount) fixed pay forward starting swap agreement with a major Wall Street investment banking firm in order to reduce the interest rate risk associated with the anticipated issuance of unsecured notes in January 1997. The transaction allowed the Company to lock-in a ten year Treasury rate of 6.544% on or before January 21, 1997.

The Company has not obtained collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties. While the Company is exposed to credit loss in the event of nonperformance by the counterparty, such nonperformance is not anticipated as the counterparties are highly rated, credit quality companies.

7. Income Taxes

The differences between net income available to common shareholders for financial reporting purposes and taxable income before dividend deductions relate primarily to temporary differences, principally real estate depreciation and the deferral for tax purposes of certain gains on property sales.

All realized gains (losses) on sales of investments are distributed to shareholders if and when recognized for income tax purposes. Since 1980, gains aggregating approximately $19.4 million have been deferred for income tax purposes and are undistributed at December 31, 1996.

For income tax purposes, distributions paid to common shareholders consist of ordinary income, capital gains, return of capital or a combination thereof. For the three years ended December 31, 1996, distributions paid per common share were taxable as follows:

                           1996              1995              1994
                           ----             -----            ------
Ordinary income           $.638             $.715            $ .629
Capital gains               ---              .003              .004
Return of capital          .307              .152              .127
                          ------            ------           -------
                          $.945             $.870            $ .760
                          =====             =====            ======

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Profit Sharing Plan

The "United Dominion Realty Trust, Inc. Profit Sharing Plan" (the Plan) is a defined contribution plan covering all eligible full-time employees. Under the Plan the Company makes discretionary profit sharing and matching contributions to the Plan as determined by the Compensation Committee of the Board of Directors. Aggregate contributions, both matching and discretionary, which are included in the Company's consolidated statements of operations for the three years ended December 31, 1996, 1995 and 1994 were $600,000 $536,000 and
$350,000, respectively.

9. Stock Option Plan

The Company's 1985 Share Option Plan, (the "Plan") as amended, authorizes the grant of options, at the discretion of the Board, to certain officers, directors and key employees of the Company, for up to 4,200,000 shares of the Company's common stock. The Plan generally provides, among other things, that options be granted at exercise prices not lower than the market value of the shares on the date of grant. Shares under options which subsequently expire or are canceled are available for subsequent grant. For options granted prior to December 12, 1995, the optionee has up to five years from the date on which the options first become exercisable during which to exercise the options. For all options granted subsequent to December 12, 1995, the options have 10 year terms and vest on December 31 of the year subsequent to grant.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of accounting as defined in Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995:

                                            1996             1995
                                            ----             ----
Risk free interest rate                     6.6%             6.5%
Dividend yields                             6.1%             6.1%
Volatility factor                          .166             .166
Weighted average expected life (years)      8.6              8.6

For the options granted in 1995 and 1996, the contractual life is 10 years and the stock price on the date of grant is equal to the exercise price. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferrable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's employee stock options are significantly different from traded options and slight changes in the subjective input assumptions can materially affect the fair value estimate. In management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Statement 123 is applicable only to options granted subsequent to December 31, 1994, consequently, the pro forma effect will not be fully reflected until 1997. The Company's pro forma information is as follows (in thousands, except per share amounts):



                                              1996            1995
                                              ----          ------
Net income available to
        common shareholders   As reported   $ 28,278       $ 26,490
                              Pro forma       27,659         26,460
Earnings per common
        share                 As reported       $.49           $.50
                              Pro forma          .48            .50

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company's stock option activity during the three years ended December 31, 1996 is provided in the following table (in thousand of dollars, except per share amounts).

                                                                           Options Outstanding
                                                             -----------------------------------------------------
                               Shares Available                              Weighted Average          Range of
                               For Future Grant             Options           Exercise Price        Exercise Prices
                               ----------------           ----------         ----------------       ---------------
Outstanding, December 31,
     1993                          1,307,900                  934,600             $ 12.42             $ 7.44-$13.63
Granted                             (371,000)                 371,000               13.13                   13.13
Exercised                               --                    (50,488)              10.33                7.44-11.56
Expired                               23,240                  (23,240)              12.41               11.56-13.63
                                  -----------             -----------             ------              -------------
Outstanding, December 31,
     1994                            960,140                1,231,872               11.42               7.44- 13.63
Granted                             (372,000)                 372,000               14.63                    14.63
Exercised                                --                   (98,536)               8.27                7.44-13.63
Expired                               14,700                  (14,700)              12.86               11.56-13.63
                                   ---------              ------------             ------              ------------
Outstanding, December 31,
     1995                            602,840                1,490,636               12.41                7.44-14.63
Granted                             (472,000)                 472,000               15.21               13.88-15.25
Exercised                               --                   (148,220)              10.33                7.44-13.63
Expired                               39,200                  (39,200)              14.17               13.13-14.63
Additional shares authorized       1,800,000                       --                 --                        --
                                 -----------               ---------------        ---------          --------------
Outstanding, December 31,
    1996                           1,970,040                1,775,216              $13.29             $ 7.44-$15.25
                                ============               ==========             =========           =============

Exercisable at December 31,
    1994                                                     720,500               $11.16              $7.44-$13.63
    1995                                                     785,156                11.46               7.44- 14.63
    1996                                                     713,791                11.94               7.44- 15.25


Exercise prices for the options outstanding as of December 31, 1996, ranged from $7.44 to $15.25. The weighted average remaining contractual life on all options outstanding is 6.3 years. Approximately 817,000 of share options had exercise prices between $14.00 and $15.25 and approximately 958,000 had exercise prices between $11.50 and $13.99.

The weighted-average fair value of options granted during 1996 and 1995 was $1.74 and $1.64, respectively.

10. Shareholders' Equity

Preferred Stock The preferred stock is redeemable on or after April 24, 2000 at the sole option of the Company from the proceeds from the sale of additional capital stock (common or preferred). The preferred stock has no voting rights, no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company.

Common Stock On January 28, 1997, the Company completed a public offering of 4,000,000 shares of its common stock at $15.75 per share. Net proceeds of the offering after deducting underwriting commissions and direct offering costs, aggregated approximately $59.7 million and were used to repay unsecured notes payable.

Officers' Stock Purchase and Loan Plan At December 31, 1996, 585,500 shares of common stock had been issued under the Officer Stock Purchase and Loan Plan. Under the plan, certain officers have purchased common stock at the then current market price with financing provided by the Company at 7% interest only. The underlying notes mature beginning in November, 1998. A total of 14,500 shares are available for future issuance under this Plan.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividend Reinvestment and Stock Purchase Plan The Company's Dividend Reinvestment and Stock Purchase Plan (the "Plan") allows common and preferred shareholders the opportunity to purchase, through reinvestment of cash dividends, additional shares of the Company's common stock at 95% of Average Market Value, as defined. Shareholders may make additional optional cash payments of not less than $50 and not more than $25,000 per quarter, of the Company's common stock at 97% of Average Market Value, as defined. As of December 31, 1996, 1,063,262 shares of common stock had been issued under the Company's Dividend Reinvestment and Stock Purchase Plan. Shares in the amount of 2,936,738 are reserved for further issuance under this plan. During 1996, 970,718 shares were issued under the Plan for a total market equity value of approximately $13.2 million. All costs of administration of the Plan are paid by the Company.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Unaudited Summarized Consolidated Quarterly Financial Data
Summarized consolidated quarterly financial data for the years ended December 31, 1996 and 1995 is as follows (In thousands, except per share information):


                                                            Three Months Ended (Unaudited)
1996                                       March 31*             June 30   September 30*       December 31*
----                                    ------------      --------------   -------------     -------------
Rental income                              $ 54,839          $   57,197        $   63,083        $   66,993
Income before gains on sales of
   investments, minority interest
   of unitholders in operating
   partnership and extraordinary item         8,594               8,296             8,504             8,332
Net income                                    9,559               8,166             9,818            10,448
Preferred dividends                           2,428               2,428             2,428             2,429
Net income available to
     common shareholders                      7,131               5,738             7,390             8,019

Per share:
Net income available to common
   shareholders                           $     .13         $       .10        $      .13        $      .14

Weighted average number of common
     shares outstanding                      56,467              56,666            57,793            58,983



* For the quarters ended March 31, 1996, September 30, 1996 and December 31, 1996, the Company recognized $1.0 million, $1.3 million and $2.0 million, respectively, of aggregate book gains on the sale of real estate held for disposition.

------------------------------------------------------------------------------


                                                            Three Months Ended (Unaudited)
1995                                       March 31             June 30**     September 30***  December 31
----                                    -----------       ---------------    ---------------- ------------
Rental income                             $  45,493        $   47,747        $   49,842        $   52,158
Income before gains on sales of
     investments, minority  interest
     of unitholders in operating
     partnership and extraordinary item       6,087             6,993             5,599             9,358
Net income                                    6,150            11,569             5,804             9,604
Preferred dividends                              --             1,781             2,428             2,428
Net income available to
     common shareholders                      6,150             9,788             3,376             7,176

Per share:
Net income available to
     common shareholders                 $      .12        $      .19        $      .07         $     .13
Weighted average number of
    common shares outstanding                51,125            51,776            51,883            56,293


** For the quarter ended June 30, 1995, the Company recognized a $4.6 million aggregate book gain on the sales of real estate owned.

*** For the quarter ended September 30, 1995, the Company recognized a $1.7 million impairment loss on real estate held for disposition.

SCHEDULE III.
Summary of Real Estate Owned


                                                                                                 Cost of
                                                                                               Improvements
                                                                                                Capitalized
                                                            Initial Cost                       Subsequent to
                                                      Land and        Buildings                 Acquisition
                                                        Land             and                     (Net of
                                  Encumbrances      Improvements    Improvements                Disposals)
                                  ------------      ------------    ------------              -------------
Apartments:
Real estate held for investment
Alabama
  Indian Hills/Anniston                --                $338,335     $3,726,661                   $495,133
  Three Fountains/Montgomery           --               1,075,009      6,872,302                  1,020,119

Arkansas
  Shadow Lake/Little Rock              --               2,523,670      8,976,330                        --
  Turtle Creek/Little Rock            $5,053,526        1,913,177      7,086,823                        --

Arizona
  Greenway Park/Phoenix                c                1,622,700      5,727,300                        --
  Sierra Palms/Phoenix                 --               4,638,950     17,361,050                        --
  Vista Point/Phoenix                  d                1,587,400      5,612,600                        --

Delaware
  Dover Country Club/Dover             --               2,007,878      6,365,053                  1,476,968
  Greens at Cedar Chase/Dover          --               1,528,667      4,830,738                    395,261

Florida
  Alafaya Woods/Orlando                --               1,653,000      9,042,256                  1,171,509
  Andover Place/Orlando                5,925,000        3,692,187      7,756,919                  1,010,413
  Bay Cove/Clearwater                  --               2,928,847      6,578,257                  1,412,218
  Bay Meadow/Clearwater                8,103,979        2,892,526      9,253,525                     10,474
  Brantley Pines/Ft. Myers             --                 841,400      5,914,766                  1,081,022
  Cleary Court/Ft. Lauderdale          --               2,399,848      7,913,450                    529,978
  Copperfield/Ft. Lauderdale           --               4,424,128     20,428,969                    518,433
  Dover Village/Orlando                --               2,894,702      6,456,100                  1,903,940
  Fisherman's Village/Orlando          --               2,387,368      7,458,897                  1,080,112
  Foxcroft/Tampa                       --                 749,400      3,927,644                    783,318
  Greentree Place/Jacksonville        12,455,000        1,634,330     11,226,990                  1,897,412
  Hunters Ridge/Plant City             --               2,461,548     10,942,434                    777,587
  Lake Washington Downs/Melbourne      --               1,434,450      4,940,166                  1,124,359
  Lakeside North/Orlando              12,440,000        1,532,700     11,076,062                  1,777,081
  Lakewood Place/Tampa                 --               1,395,051     10,647,377                    581,176
  Los Altos/Orlando                    --               2,803,805     12,348,464                     58,302
  Mallards of Wedgewood/Lakeland       --                 959,284      6,864,666                  1,170,167
  Mediterranean Village/Miami          --               2,064,788     11,939,113                    721,522
  Orange Orlando/Orlando               --               1,233,151      2,177,417                  1,159,485
  Palm Grove/Tampa                     --                 616,121      5,268,814                    687,891
  Pinebrook/Clearwater                 --               1,780,375      2,458,172                  2,069,324
  Regatta Shores/Orlando               --                 757,008      6,607,367                  1,380,153
  Santa Barbara Landing/Naples         4,909,149        1,134,120      8,019,814                    824,884
  Seabrook/Orlando                     --               1,845,853      4,155,275                    908,858
  Summit West/Tampa                    --               2,176,500      4,709,970                  1,427,337
  The Antlers/Jacksonville             9,999,958        4,034,039     11,192,842                    710,703
  The Groves/Daytona Beach             --                 789,953      4,767,055                    514,982
  University Club/Ft. Lauderdale       --               1,390,220      6,992,620                    293,147
  Village at Old Tampa Bay/Tampa       --               1,750,320     10,756,337                  1,171,806
  Vinyards/Orlando                     9,335,000        1,840,230     11,571,625                  1,306,851
  Westland Park/Jacksonville           --               1,834,535     14,864,742                    316,264

Georgia
  Colony of Stone Mountain/Atlanta     --               3,160,000      5,641,646                  3,379,547
  Crescent Square/Atlanta              --               1,057,000      6,865,036                  4,514,865
  Dunwoody Pointe/Atlanta              5,953,313        2,763,324      6,902,996                    750,913
  Griffin Crossing/Atlanta             --               1,509,633      7,544,018                    525,733
  Gwinnett Square/Atlanta              --               1,924,325      7,376,454                    757,602
  Lake of the Woods/Atlanta            --                 835,352      8,388,258                     96,225
  River Place/Macon                    --               1,097,280      7,492,385                    910,169
  Riverwood/Atlanta                    5,581,871        2,985,599     11,087,903                    260,600
  Royal Oaks/Savannah                  6,337,580          533,100      9,926,017                    634,926
  Stanford Village/Atlanta             --                 884,500      2,807,839                    694,534

Maryland
  Brittingham Square/Salisbury         --                 650,143      4,962,246                    249,046
  Dominion at Eden Brook/Columbia      8,320,000        2,361,167      9,384,171                    611,395
  Dominion Constant Friendship/Balt.   --                 903,122      4,668,956                    289,574
  Dominion Great Oaks/Baltimore        --               2,919,481      9,099,691                  1,396,435
  Dominion Kings Place/Columbia        4,875,000        1,564,942      7,006,574                    415,502
  Gatewater Landing/Glen Burnie        --               2,078,422      6,084,526                    872,405
  Greens at Cross Court/Easton         --               1,182,414      4,544,012                    385,992
  Greens at Hilton Run/Lexington Park  --               2,754,447     10,482,579                    489,973
  Greens at Schumaker Pond/Salisbury   --                 709,559      6,117,582                    384,731
  Holly Tree Park/Waldorf              --               1,576,366      5,106,716                    797,799
  Twin Coves/Baltimore                 3,710,000          912,771      2,904,304                    736,997
  Woodside/Baltimore                  13,490,000        3,112,881      8,893,721                  2,810,029

North Carolina
  Beechwood/Greensboro                 --               1,409,377      6,086,677                    467,600
  Bramblewood/Goldsboro                --                 401,538      3,150,912                  1,060,292
  Brynn Marr/Jacksonville              --                 432,974      3,821,508                  1,194,526
  Canterbury Woods/Charlotte           --                 409,675      5,011,435                  1,817,108
  Cape Harbor/Wilmington               9,500,000        1,891,671     18,113,109                     25,801
  Chateau Village/Gastonia             --               1,046,610      6,979,555                     53,362
  Cinnamon Ridge/Raleigh               7,000,000          967,230      3,337,197                  4,296,548
  Clear Run/Wilmington                 --                 874,830      8,586,978                  4,564,755
  Colony Village/New Bern              --                 346,330      3,036,956                  1,128,131
  Copper Mill/Durham                   --               1,548,280     16,066,720                       0
  Cumberland Trace/Fayetteville        --                 632,281      7,895,674                     38,721
  Deerwood Crossing/Winston-Salem      --               1,539,901      7,989,043                    123,223
  Dominion at Sharon/Charlotte         3,600,000          667,368      4,856,103                     42,944
  Dominion Courtney Place/Raleigh      --               1,114,600      5,119,259                  1,374,559
  Dominion Crown Point/Charlotte       --               1,115,261      8,648,865                    532,745
  Dominion Harris Pond/Charlotte       5,084,983          886,788      6,728,097                    377,218
  Dominion Mallard Creek/Charlotte     5,444,898          698,860      6,488,061                    350,283
  Dominion Mallard Green/Charlotte     --                 329,300      2,772,449                    187,981
  Dominion on Lake Lynn/Raleigh        --               1,723,363      5,303,760                    621,785
  Dominion on Spring Forest/Raleigh    --               1,257,500      8,586,255                  1,895,259
  Dominion Park Green/Raleigh          --                 500,000      4,321,872                    880,230
  Dominion Peppertree/Charlotte        --               1,546,267      7,699,221                    742,936
  Dominion Ramsgate/Carrboro           4,800,000          907,605      6,819,154                     26,653
  Dominion Walnut Creek/Raleigh        --               3,170,290     21,717,407                  1,270,955
  Dominion Walnut Ridge/Raleigh        --               1,791,215     11,968,852                  1,280,839
  Dutch Village/Winston-Salem          --               1,197,593      4,826,266                     52,578
  Emerald Bay/Charlotte                --                 626,070      4,722,862                  2,288,411
  Forest Hills/Wilmington              --               1,028,000      5,420,478                    850,950
  Grand Oaks/Charlotte                 --                 446,075      4,463,344                  2,592,916
  Harbour Pointe/Raleigh               --               1,898,740      7,101,260                       0
  Lake Brandt/Greensboro               --               1,546,950     13,489,466                     32,148
  Liberty Crossing/Jacksonville        1,282,933          840,000      3,873,139                  1,760,923
  Mill Creek/Wilmington                --                 597,248      4,618,561                    850,650
  Morganton Place/Fayetteville         8,623,694          819,090     13,217,086                     10,054
  Northwinds/Greensboro                5,600,000        1,072,996      7,454,959                     83,735
  Park Forest/Greensboro               4,274,909          679,671      5,770,413                     39,534
  Steeplechase/Greensboro              --               2,268,108     11,230,762                    244,976
  The Creek/Wilmington                 --                 417,500      2,506,206                    954,805
  The Highlands/Charlotte              --                 321,400      2,830,346                  2,149,703
  The Ledges/Winston-Salem             --                 492,283      1,561,947                  4,701,951
  Village At Cliffdale/Fayetteville   10,469,467          941,284     15,498,216                     31,761
  Westwinds/Greensboro                 4,449,000        1,328,214      6,999,442                     22,687
  Windsor Harbor/Charlotte             --                 475,000      3,928,113                  2,321,268
  Woodberry/Asheville                  4,400,000          388,699      6,380,899                     46,573

South Carolina
  Colonial Villa/Columbia              --               1,014,181      5,100,269                  1,236,090
  Country Walk/Columbia                --                 422,113      3,133,622                  1,317,477
  Crossroads/Columbia                  --               2,074,800     13,760,014                  2,068,062
  Hunting Ridge/Greenville             3,265,000          449,500      2,246,908                    926,709
  Forestbrook/Columbia                 5,000,000          395,516      2,902,040                  1,376,562
  Gable Hill/Columbia                  --                 824,847      5,307,194                    778,819
  Hampton Forest/Greenville            --                 454,140      2,588,388                    583,027
  Hampton Greene/Columbia              7,567,790        1,363,046     10,118,453                    460,796
  Heatherwood/Greenville               --                 354,566      3,234,105                    743,302
  Key Pines/Spartanburg                --                 601,693      3,773,304                  1,287,485
  Overlook/Greenville                  --                 824,600      5,098,194                  2,208,772
  Patriot Place/Florence               2,200,000          212,500      1,600,757                  5,401,626
  Plum Chase/Columbia                  7,000,000          802,750      3,149,607                  4,864,858
  Rivergate/Columbia                   9,790,671        1,122,500     12,055,625                     32,111
  Riverwind/Spartanburg                --                 802,484      6,386,212                    520,553
  Somerset/Charleston                  --                 485,160      4,072,780                    738,688
  Stonesthrow/Greenville              17,151,000        1,557,015     16,334,483                     29,082
  St. Andrews Commons/Columbia         --               1,428,826      9,371,378                    628,338
  St. Andrews/Columbia                 --                 976,192      6,884,502                    746,963
  The Landing/Greenville               --                 685,000      5,640,176                    943,485
  The Park/Columbia                    --               1,004,072      5,558,436                  1,583,298
  Waterford/Columbia                   --                 957,980      6,947,939                    779,279

Tennessee
  2131 Apartments/Nashville            --                 869,860      9,155,185                  2,153,807
  Briar Club/Memphis                   --               1,214,400      6,928,959                  1,004,699
  Brookridge/Nashville                 --                 707,508      5,461,251                    233,066
  Covington Crossing/Memphis           --               1,296,240      3,792,590                  1,883,813
  Harbour Town/Nashville               --                 572,567      3,522,092                    458,453
  Hickory Run/Nashville                --               1,468,727     11,583,786                    531,673
  Hickory Pointe/Memphis               --               1,074,424      6,052,020                    910,032
  Hunters Trace/Memphis                5,805,000          888,440      6,676,552                    844,016
  Legacy Hill/Nashville                5,183,402        1,147,660      5,867,567                  1,008,929
  The Lakes/Nashville                  --               1,285,657      5,980,197                    767,905

Texas
  Ashley Oaks/San Antonio              c                4,590,782     16,809,218                          0
  Autumnwood/Dallas                    c                2,412,180      8,587,820                          0
  Bluffs/San Antonio                   d                1,901,146      6,898,854                          0
  Catalina/Dallas                      d                1,543,321      5,631,679                          0
  Chandler's Mill/Corpus Christ        d                1,930,120      6,844,880                          0
  Citiscape/Dallas                     d                2,092,387      7,432,613                          0
  Cobblestone/Dallas                   c                2,925,372     10,527,738                          0
  Dove Park/Dallas                     --               2,309,195      8,690,805                          0
  Foxfire/Amarillo                     d                2,240,530      6,259,470                          0
  Foxfire/Dallas                       --               1,968,520      7,231,480                          0
  High Ridge/Dallas                    --               2,370,206      8,829,794                          0
  Hunters Ridge/Ft. Worth              --               1,613,000      5,837,000                          0
  Lakeridge/Dallas                     c                1,631,350      5,668,650                          0
  Oak Forest/Dallas                    --               5,630,740     20,969,260                          0
  Oak Park/Dallas                      --               3,966,129     14,633,871                          0
  Park Trails/Houston                  d                1,144,750      4,105,250                          0
  Pavillion/Dallas                     --               4,428,258     16,071,742                          0
  Pecan Grove/Austin                   d                1,406,750      5,193,250                          0
  Preston Oaks/Dallas                  d                1,783,626      6,416,374                          0
  Preston Trace/Dallas                 c                2,195,500      8,304,500                          0
  Promontory Pointe/San Antonio        --               7,548,219     28,051,781                          0
  Rock Creek/Dallas                    c                4,076,680     14,523,320                          0
  Ryan's Mill/El Paso                  c                1,522,900      5,277,100                          0
  Southern Oaks/Ft. Worth              --               1,565,000      5,335,000                          0
  Summergate/Dallas                    c                1,171,300      3,928,700                          0
  Sunflower/San Antonio                --               2,209,000      7,891,000                          0
  The Creeks/Austin                    c                1,758,065      6,241,935                          0
  Timbercreek/Dallas                   --               6,860,979     25,089,021                          0
  Westlake Villas/San Antonio          d                2,371,865      8,878,135                          0
  Wimbledon Court/Dallas               c                2,464,600      9,235,400                          0
  Windridge/Dallas                     d                3,414,311     12,785,689                          0
  Woodtrail/Houston                    d                1,543,000      5,457,000                          0

Virginia
  Bayberry Commons/Portsmouth          --                 516,800      3,485,645                  1,249,117
  Courthouse Green/Richmond            --                 732,050      4,702,353                  1,589,688
  Craig Manor/Salem                    --                 282,200      2,419,570                    663,635
  Dominion English Hills/Richmond      --               1,979,174     11,524,313                  3,656,425
  Dominion Gayton Crossing/Richmond    3,224,416          825,760      5,147,968                    703,698
  Dominion Lake Ridge/Woodbridge       --               2,366,061      8,386,439                    285,765
  Dominion Laurel Springs/Richmond     --                 464,480      3,119,716                    653,065
  Dominion Middle Ridge/Woodbridge     --               3,311,468     13,283,047                    181,273
  Dominion Olde West/Richmond          --               1,965,097     12,203,965                  1,953,772
  Dominion West End/ Richmond          --               2,059,252     15,049,088                    780,530
  Eastwind/Virginia Beach              --                 155,000      5,316,738                  1,530,234
  Forest Lakes at Oyster Point/
      Newport News                     --                 780,117      8,861,878                    955,281
  Greens at Falls Run/Fredericksburg   --               2,730,722      5,300,203                    262,109
  Greens at Hollymead/Charlottesville  --                 965,114      5,250,374                    221,259
  Hampton Court/Alexandria             --               7,388,420      4,811,937                  1,060,132
  Heather Lake/Hampton                 --                 616,800      3,400,672                  2,345,494
  Kings Arms/Virginia Beach            --               1,823,983      4,106,710                    136,622
  Knolls at Newgate/Fairfax            --               1,725,725      3,530,134                    973,864
  Laurel Ridge/Roanoke                 2,920,000          445,400      2,531,357                  1,176,569
  Manor at England Run/Fredericksburg  --                 402,749      6,413,447                  1,710,307
  Meadow Run/Richmond                  --                 636,059      3,423,884                  1,390,062
  Meadowdale Lakes/Richmond              663,665        1,581,671      6,717,237                  3,304,632
  Northview/Salem                      --                 171,600      1,238,501                    651,043
  Parkwood Court/Alexandria            6,045,000        2,482,633      3,813,116                  1,764,158
  River Road/Ettrick                   --                 229,699      1,648,394                    994,933
  Rollingwood/Richmond                 2,294,996          777,971      5,058,707                  2,164,297
  The Melrose/Dumfries                 5,312,182          662,000      3,705,404                  4,584,687
  Timbercreek/Richmond                 --                 379,000      2,030,525                  1,270,441
  Twin Rivers/Hopewell                 --                 149,200        885,671                  1,313,959
  Woodscape/Newport News               --                 798,700      7,209,525                  2,260,887

Other
  Alvarado/Albuquerque, NM             d                1,930,229      7,369,771                          0
  Bluff Creek/Oklahoma City, OK        c                2,172,063      7,602,937                          0
  Sunset Pointe/Las Vegas, NV          --               4,295,050     15,704,950                          0
                                    -----------------------------------------------------------------------
                                    $369,310,458     $323,368,428 $1,504,280,566               $179,962,971
                                    =======================================================================

Real estate under development
New apartment communities
  Providence Court/Charlotte, NC       --              $        0    $22,047,803
  Dominion Franklin/Nashville, TN      --               2,104,394        462,829

Additions to existing communities
  Brantley Pines/Ft. Myers, FL         --               1,051,488      2,332,855
  Clear Run/Wilmington, NC             --                      --        153,624
  Greenway Park II/Phoenix, AZ         --                      --        443,500
  Manor at England Run/
     Fredericksburg, VA                --               1,307,728        593,017
  Oak Forest II/Dallas, TX             --                      --      2,324,662
  Oak Park II/Dallas, TX               --                      --      3,214,979
  Steeplechase/Greensboro, NC          --                 940,000        283,216
  Wimbledon II/Dallas, TX              --                      --        594,906
                                       -----------------------------------------------------------------
                                       $0              $5,403,610    $32,451,391
                                       =================================================================

Real estate held for disposition
Apartments:
  Azalea/Richmond, VA                  --                $272,522     $2,721,686                 $1,130,308
  Cedar Point/Raleigh, NC              --                  75,400      4,514,435                  3,041,472
  Heritage Trace/Newport News,        $3,900,000          880,000      2,312,285                  1,734,353
  Summit-on-Park/Charlotte, NC         --                 147,000      1,021,602                    984,668
  Westgate/Spartanburg, SC             --                 292,464      1,625,626                      6,077
  Woodscape/Houston                    c                1,836,600      6,163,400                         --

Shopping Centers/Office &
    Industrial Buildings:
  Franklin St./Richmond, VA            --                  67,900        282,173                     60,843
  Gloucester Exchange/Gloucester, VA   --                 403,688      2,278,553                     (2,519)
  Hanover Village-Land/Richmond, VA    --               1,623,910              0                          0
  Meadowdale Office/Richmond, VA       --                 240,563        359,913                     93,342
  The Village/Durham, NC               --               1,355,000      3,814,496                  3,535,568
  Tri-County Buildings/Bristol, TN     --                 275,580        900,281                  1,263,115
  Willow Oaks/Hampton, VA              3,350,000          402,612      1,211,045                  7,247,967
                                      ---------------------------------------------------------------------
                                      $7,250,000       $7,873,239    $27,205,495                $19,095,194
                                      =====================================================================


SCHEDULE III.
Summary of Real Estate Owned




                                       Gross Amount at Which
                                     Carried at Close of Period
                                     Land and          Buildings
                                       Land               and                  Total          Accumulated
                                   Improvements       Improvements              (a)          Depreciation
                                   ------------       ------------          ------------     ------------
Apartments:
Real estate held for investment
Alabama
  Indian Hills/Anniston                $455,323        $4,104,806            $4,560,129         $385,752
  Three Fountains/Montgomery          1,101,964         7,865,466             8,967,430          760,262

Arkansas
  Shadow Lake/Little Rock             2,523,670         8,976,330            11,500,000                b
  Turtle Creek/Little Rock            1,913,177         7,086,823             9,000,000                b

Arizona
  Greenway Park/Phoenix               1,622,700         5,727,300             7,350,000                b
  Sierra Palms/Phoenix                4,638,950        17,361,050            22,000,000                b
  Vista Point/Phoenix                 1,587,400         5,612,600             7,200,000                b

Delaware
  Dover Country Club/Dover            2,286,692         7,563,207             9,849,899          676,715
  Greens at Cedar Chase/Dover         1,643,974         5,110,692             6,754,666          305,822

Florida
  Alafaya Woods/Orlando               1,932,238         9,934,527            11,866,765          871,356
  Andover Place/Orlando               3,837,349         8,622,170            12,459,519          333,951
  Bay Cove/Clearwater                 3,107,550         7,811,772            10,919,322        1,390,144
  Bay Meadow/Clearwater               2,893,583         9,262,942            12,156,525           27,923
  Brantley Pines/Ft. Myers            1,346,923         6,490,265             7,837,188          594,074
  Cleary Court/Ft. Lauderdale         2,489,126         8,354,150            10,843,276          581,135
  Copperfield/Ft. Lauderdale          4,502,470        20,869,060            25,371,530        1,515,170
  Dover Village/Orlando               3,106,452         8,148,290            11,254,742        1,371,027
  Fisherman's Village/Orlando         2,573,422         8,352,955            10,926,377          329,573
  Foxcroft/Tampa                        915,692         4,544,670             5,460,362          807,773
  Greentree Place/Jacksonville        1,832,100        12,926,632            14,758,732        1,105,431
  Hunters Ridge/Plant City            2,756,175        11,425,394            14,181,569          655,813
  Lake Washington Downs/Melbourne     1,612,310         5,886,665             7,498,975          813,930
  Lakeside North/Orlando              1,635,640        12,750,203            14,385,843        1,308,028
  Lakewood Place/Tampa                1,524,190        11,099,414            12,623,604        1,174,795
  Los Altos/Orlando                   2,823,107        12,387,464            15,210,571          125,724
  Mallards of Wedgewood/Lakeland      1,163,543         7,830,574             8,994,117          420,830
  Mediterranean Village/Miami         2,232,762        12,492,661            14,725,423          960,157
  Orange Orlando/Orlando              1,393,000         3,177,053             4,570,053          706,253
  Palm Grove/Tampa                      788,753         5,784,073             6,572,826          695,370
  Pinebrook/Clearwater                1,868,577         4,439,294             6,307,871          759,933
  Regatta Shores/Orlando              1,259,449         7,485,079             8,744,528          840,182
  Santa Barbara Landing/Naples        1,437,007         8,541,811             9,978,818          796,626
  Seabrook/Orlando                    2,046,539         4,863,447             6,909,986          201,405
  Summit West/Tampa                   2,375,646         5,938,161             8,313,807        1,051,261
  The Antlers/Jacksonville            4,094,879        11,842,705            15,937,584          313,917
  The Groves/Daytona Beach              918,648         5,153,342             6,071,990          213,946
  University Club/Ft. Lauderdale      1,479,721         7,196,266             8,675,987          350,257
  Village at Old Tampa Bay/Tampa      1,989,172        11,689,291            13,678,463        1,449,168
  Vinyards/Orlando                    2,220,553        12,498,153            14,718,706        1,104,512
  Westland Park/Jacksonville          1,890,261        15,125,280            17,015,541          375,573

Georgia
  Colony of Stone Mountain/Atlanta    3,889,619         8,291,574            12,181,193        3,003,390
  Crescent Square/Atlanta             1,350,612        11,086,289            12,436,901        3,790,830
  Dunwoody Pointe/Atlanta             2,787,816         7,629,417            10,417,233          330,087
  Griffin Crossing/Atlanta            1,621,096         7,958,288             9,579,384          832,230
  Gwinnett Square/Atlanta             2,013,262         8,045,119            10,058,381          492,903
  Lake of the Woods/Atlanta             845,305         8,474,530             9,319,835          137,034
  River Place/Macon                   1,416,470         8,083,364             9,499,834          981,570
  Riverwood/Atlanta                   2,999,124        11,334,978            14,334,102          242,178
  Royal Oaks/Savannah                   633,407        10,460,636            11,094,043          962,347
  Stanford Village/Atlanta            1,058,379         3,328,494             4,386,873        1,209,213

Maryland
  Brittingham Square/Salisbury          725,904         5,135,531             5,861,435          299,346
  Dominion at Eden Brook/Columbia     2,448,284         9,908,449            12,356,733        1,521,311
  Dominion Constant Friendship/
     Baltimore                          976,805         4,884,847             5,861,652          288,524
  Dominion Great Oaks/Baltimore       3,178,195        10,237,412            13,415,607        1,066,340
  Dominion Kings Place/Columbia       1,626,559         7,360,459             8,987,018        1,102,458
  Gatewater Landing/Glen Burnie       2,120,940         6,914,413             9,035,353        1,142,730
  Greens at Cross Court/Easton        1,271,600         4,840,818             6,112,418          307,384
  Greens at Hilton Run/Lexington Park 2,916,420        10,810,579            13,726,999          639,171
  Greens at Schumaker Pond/Salisbury    779,464         6,432,408             7,211,872          373,433
  Holly Tree Park/Waldorf             1,715,724         5,765,157             7,480,881          538,616
  Twin Coves/Baltimore                1,019,290         3,534,782             4,554,072          332,942
  Woodside/Baltimore                  3,394,353        11,422,278            14,816,631        1,164,162

North Carolina
  Beechwood/Greensboro                1,563,539         6,400,115             7,963,654          781,034
  Bramblewood/Goldsboro                 535,559         4,077,183             4,612,742        1,931,969
  Brynn Marr/Jacksonville               565,833         4,883,175             5,449,008        2,314,640
  Canterbury Woods/Charlotte            549,477         6,688,741             7,238,218        2,910,481
  Cape Harbor/Wilmington              1,898,231        18,132,350            20,030,581          294,385
  Chateau Village/Gastonia            1,062,604         7,016,923             8,079,527          135,070
  Cinnamon Ridge/Raleigh              1,268,513         7,332,462             8,600,975        3,146,897
  Clear Run/Wilmington                1,194,874        12,831,689            14,026,563          909,611
  Colony Village/New Bern               509,493         4,001,924             4,511,417        1,990,694
  Copper Mill/Durham                  1,548,280        16,066,720            17,615,000                b
  Cumberland Trace/Fayetteville         632,281         7,934,395             8,566,676          120,822
  Deerwood Crossing/Winston-Salem     1,544,293         8,107,874             9,652,167          143,019
  Dominion at Sharon/Charlotte          673,103         4,893,312             5,566,415           77,845
  Dominion Courtney Place/Raleigh     1,283,049         6,325,369             7,608,418          860,898
  Dominion Crown Point/Charlotte      1,185,798         9,111,073            10,296,871          873,403
  Dominion Harris Pond/Charlotte        960,874         7,031,229             7,992,103          615,204
  Dominion Mallard Creek/Charlotte      791,565         6,745,639             7,537,204          586,773
  Dominion Mallard Green/Charlotte      449,263         2,840,467             3,289,730          259,734
  Dominion on Lake Lynn/Raleigh       1,869,072         5,779,836             7,648,908        1,174,624
  Dominion on Spring Forest/Raleigh   1,413,358        10,325,656            11,739,014        2,716,500
  Dominion Park Green/Raleigh           561,307         5,140,795             5,702,102        1,282,447
  Dominion Peppertree/Charlotte       1,625,076         8,363,348             9,988,424        1,067,707
  Dominion Ramsgate/Carrboro            916,463         6,836,949             7,753,412           97,293
  Dominion Walnut Creek/Raleigh       3,459,239        22,699,413            26,158,652        2,253,480
  Dominion Walnut Ridge/Raleigh       2,024,559        13,016,347            15,040,906        1,358,274
  Dutch Village/Winston-Salem         1,197,593         4,878,844             6,076,437           91,957
  Emerald Bay/Charlotte               1,169,926         6,467,417             7,637,343        2,397,123
  Forest Hills/Wilmington             1,137,458         6,161,970             7,299,428        1,129,788
  Grand Oaks/Charlotte                  884,191         6,618,144             7,502,335        3,451,413
  Harbour Pointe/Raleigh              1,898,740         7,101,260             9,000,000                b
  Lake Brandt/Greensboro              1,569,960        13,498,604            15,068,564          215,749
  Liberty Crossing/Jacksonville       1,190,846         5,283,216             6,474,062        1,875,524
  Mill Creek/Wilmington                 800,593         5,265,866             6,066,459        1,221,714
  Morganton Place/Fayetteville          819,090        13,227,140            14,046,230          184,505
  Northwinds/Greensboro               1,073,571         7,538,119             8,611,690          116,788
  Park Forest/Greensboro                691,467         5,798,151             6,489,618           69,311
  Steeplechase/Greensboro             2,303,522        11,440,324            13,743,846          334,631
  The Creek/Wilmington                  459,772         3,418,739             3,878,511          764,080
  The Highlands/Charlotte               615,159         4,686,290             5,301,449        2,522,958
  The Ledges/Winston-Salem            1,195,204         5,560,977             6,756,181        3,435,325
  Village At Cliffdale/Fayetteville     949,855        15,521,406            16,471,261          218,910
  Westwinds/Greensboro                1,328,214         7,022,129             8,350,343          114,937
  Windsor Harbor/Charlotte              895,750         5,828,631             6,724,381        2,073,212
  Woodberry/Asheville                   388,699         6,427,472             6,816,171           97,915

South Carolina
  Colonial Villa/Columbia             1,378,149         5,972,391             7,350,540        1,083,928
  Country Walk/Columbia                 686,979         4,186,233             4,873,212        1,269,676
  Crossroads/Columbia                 2,403,190        15,499,686            17,902,876        1,388,998
  Hunting Ridge/Greenville              605,610         3,017,507             3,623,117          277,577
  Forestbrook/Columbia                  572,479         4,101,639             4,674,118          716,610
  Gable Hill/Columbia                 1,053,085         5,857,775             6,910,860        1,683,206
  Hampton Forest/Greenville             593,097         3,032,458             3,625,555          332,004
  Hampton Greene/Columbia             1,579,958        10,362,337            11,942,295          918,397
  Heatherwood/Greenville                436,200         3,895,773             4,331,973          597,117
  Key Pines/Spartanburg                 708,961         4,953,521             5,662,482        1,022,918
  Overlook/Greenville                 1,305,749         6,825,817             8,131,566          675,388
  Patriot Place/Florence              1,357,867         5,857,016             7,214,883        2,595,003
  Plum Chase/Columbia                 1,094,325         7,722,890             8,817,215        2,652,113
  Rivergate/Columbia                  1,125,594        12,084,642            13,210,236          179,753
  Riverwind/Spartanburg                 896,651         6,812,598             7,709,249          862,925
  Somerset/Charleston                   638,107         4,658,521             5,296,628          428,230
  Stonesthrow/Greenville              1,557,015        16,363,565            17,920,580          261,795
  St. Andrews Commons/Columbia        1,573,241         9,855,301            11,428,542        1,549,082
  St. Andrews/Columbia                1,125,264         7,482,393             8,607,657          656,039
  The Landing/Greenville                954,780         6,313,881             7,268,661          589,529
  The Park/Columbia                   1,354,416         6,791,390             8,145,806          618,013
  Waterford/Columbia                  1,198,194         7,487,004             8,685,198          739,911

Tennessee
  2131 Apartments/Nashville           1,079,766        11,099,086            12,178,852        1,600,014
  Briar Club/Memphis                  1,370,069         7,777,989             9,148,058          732,908
  Brookridge/Nashville                  732,962         5,668,863             6,401,825          181,043
  Covington Crossing/Memphis          1,705,278         5,267,365             6,972,643          543,841
  Harbour Town/Nashville                703,367         3,849,745             4,553,112          515,874
  Hickory Run/Nashville               1,590,842        11,993,344            13,584,186          431,403
  Hickory Pointe/Memphis              1,428,838         6,607,638             8,036,476          503,547
  Hunters Trace/Memphis               1,015,305         7,393,703             8,409,008          642,417
  Legacy Hill/Nashville               1,212,143         6,812,013             8,024,156          259,426
  The Lakes/Nashville                 1,421,522         6,612,237             8,033,759          969,797

Texas
  Ashley Oaks/San Antonio             4,590,782        16,809,218            21,400,000                b
  Autumnwood/Dallas                   2,412,180         8,587,820            11,000,000                b
  Bluffs/San Antonio                  1,901,146         6,898,854             8,800,000                b
  Catalina/Dallas                     1,543,321         5,631,679             7,175,000                b
  Chandler's Mill/Corpus Christi      1,930,120         6,844,880             8,775,000                b
  Citiscape/Dallas                    2,092,387         7,432,613             9,525,000                b
  Cobblestone/Dallas                  2,925,372        10,527,738            13,453,110                b
  Dove Park/Dallas                    2,309,195         8,690,805            11,000,000                b
  Foxfire/Amarillo                    2,240,530         6,259,470             8,500,000                b
  Foxfire/Dallas                      1,968,520         7,231,480             9,200,000                b
  High Ridge/Dallas                   2,370,206         8,829,794            11,200,000                b
  Hunters Ridge/Ft. Worth             1,613,000         5,837,000             7,450,000                b
  Lakeridge/Dallas                    1,631,350         5,668,650             7,300,000                b
  Oak Forest/Dallas                   5,630,740        20,969,260            26,600,000                b
  Oak Park/Dallas                     3,966,129        14,633,871            18,600,000                b
  Park Trails/Houston                 1,144,750         4,105,250             5,250,000                b
  Pavillion/Dallas                    4,428,258        16,071,742            20,500,000                b
  Pecan Grove/Austin                  1,406,750         5,193,250             6,600,000                b
  Preston Oaks/Dallas                 1,783,626         6,416,374             8,200,000                b
  Preston Trace/Dallas                2,195,500         8,304,500            10,500,000                b
  Promontory Pointe/San Antonio       7,548,219        28,051,781            35,600,000                b
  Rock Creek/Dallas                   4,076,680        14,523,320            18,600,000                b
  Ryan's Mill/El Paso                 1,522,900         5,277,100             6,800,000                b
  Southern Oaks/Ft. Worth             1,565,000         5,335,000             6,900,000                b
  Summergate/Dallas                   1,171,300         3,928,700             5,100,000                b
  Sunflower/San Antonio               2,209,000         7,891,000            10,100,000                b
  The Creeks/Austin                   1,758,065         6,241,935             8,000,000                b
  Timbercreek/Dallas                  6,860,979        25,089,021            31,950,000                b
  Westlake Villas/San Antonio         2,371,865         8,878,135            11,250,000                b
  Wimbledon Court/Dallas              2,464,600         9,235,400            11,700,000                b
  Windridge/Dallas                    3,414,311        12,785,689            16,200,000                b
  Woodtrail/Houston                   1,543,000         5,457,000             7,000,000                b

Virginia
  Bayberry Commons/Portsmouth           724,027         4,527,535             5,251,562        1,746,690
  Courthouse Green/Richmond             979,146         6,044,945             7,024,091        2,780,862
  Craig Manor/Salem                     355,236         3,010,169             3,365,405        1,135,241
  Dominion English Hills/Richmond     2,496,645        14,663,267            17,159,912        3,490,178
  Dominion Gayton Crossing/Richmond     890,069         5,787,357             6,677,426          316,643
  Dominion Lake Ridge/Woodbridge      2,426,281         8,611,984            11,038,265          289,535
  Dominion Laurel Springs/Richmond      564,660         3,672,601             4,237,261          955,472
  Dominion Middle Ridge/Woodbridge    3,357,199        13,418,589            16,775,788          271,788
  Dominion Olde West/Richmond         2,314,529        13,808,305            16,122,834        5,256,563
  Dominion West End/ Richmond         2,179,987        15,708,883            17,888,870          569,999
  Eastwind/Virginia Beach               324,361         6,677,611             7,001,972        2,437,239
  Forest Lakes at Oyster Point/
     Newport News                     1,038,762         9,558,514            10,597,276          487,103
  Greens at Falls Run/Fredericksburg  2,776,321         5,516,713             8,293,034          335,200
  Greens at Hollymead/Charlotte       1,021,155         5,415,592             6,436,747          317,027
  Hampton Court/Alexandria            7,587,189         5,673,300            13,260,489          933,132
  Heather Lake/Hampton                  911,499         5,451,467             6,362,966        3,509,340
  Kings Arms/Virginia Beach           1,817,984         4,249,331             6,067,315           71,669
  Knolls at Newgate/Fairfax           1,769,257         4,460,466             6,229,723          474,727
  Laurel Ridge/Roanoke                  655,267         3,498,059             4,153,326        1,526,049
  Manor at England Run/Fredericksburg 1,766,331         6,760,172             8,526,503          364,865
  Meadow Run/Richmond                   846,340         4,603,665             5,450,005        2,317,191
  Meadowdale Lakes/Richmond           2,204,827         9,398,713            11,603,540        4,823,658
  Northview/Salem                       229,844         1,831,300             2,061,144        1,158,754
  Parkwood Court/Alexandria           2,610,009         5,449,898             8,059,907          818,352
  River Road/Ettrick                    326,726         2,546,300             2,873,026        1,495,191
  Rollingwood/Richmond                1,054,957         6,946,018             8,000,975        3,517,823
  The Melrose/Dumfries                1,336,997         7,615,094             8,952,091        3,638,135
  Timbercreek/Richmond                  536,692         3,143,274             3,679,966        1,854,180
  Twin Rivers/Hopewell                  359,092         1,989,738             2,348,830        1,356,394
  Woodscape/Newport News              1,040,926         9,228,186            10,269,112        3,213,350

Other
  Alvarado/Albuquerque, NM            1,930,229         7,369,771             9,300,000                b
  Bluff Creek/Oklahoma City, OK       2,172,063         7,602,937             9,775,000                b
  Sunset Pointe/Las Vegas, NV         4,295,050        15,704,950            20,000,000                b
                                   ---------------------------------------------------------------------
                                   $353,213,069    $1,654,398,896        $2,007,611,965     $173,291,463
                                   =====================================================================

Real estate under development
New apartment communities
  Providence Court/Charlotte, NC     $        0       $22,047,803           $22,047,803       $        0
  Dominion Franklin/Nashville, TN     2,104,395           462,828             2,567,223                0

Additions to existing communities
  Brantley Pines/ Fort Myers, FL      1,051,488         2,332,855             3,384,343                0
  Clear Run/Wilmington, NC                    0           153,624               153,624                0
  Greenway Park II/Phoenix, AZ                0           443,500               443,500                0
  Manor at England Run/Fredericksburg 1,307,728           593,017             1,900,745                0
  Oak Forest II/Dallas, TX                    0         2,324,662             2,324,662                0
  Oak Park II/Dallas, TX                      0         3,214,979             3,214,979                0
  Steeplechase/Greensboro, NC           940,000           283,216             1,223,216                0
  Wimbledon II/Dallas, TX                     0           594,906               594,906                0
                                     -----------       ----------           -----------       ----------
                                      5,403,611        32,451,390            37,855,001                0
                                      =========        ==========           ===========       ==========

Real estate held for disposition
Apartments:
  Azalea/Richmond, VA                  $409,606        $3,714,910            $4,124,516       $1,650,368
  Cedar Point/Raleigh, NC               236,422         7,394,885             7,631,307        3,455,287
  Heritage Trace/Newport News, VA     1,200,782         3,725,856             4,926,638        1,612,957
  Summit-on-Park/Charlotte, NC          246,626         1,906,644             2,153,270        1,091,746
  Westgate/Spartanburg, SC              292,464         1,631,703             1,924,167            9,899
  Woodscape/Houston                   1,836,600         6,163,400             8,000,000                b

Shopping Centers/Office &
    Industrial Buildings:
  Franklin St./Richmond, VA              67,900           343,016               410,916          132,421
  Gloucester Exchange/Gloucester        531,881         2,147,841             2,679,722          757,307
  Hanover Village-Land/Richmond, VA   1,103,600           520,310             1,623,910           10,180
  Meadowdale Office/Richmond, VA        258,144           435,674               693,818          300,034
  The Village/Durham, NC              2,179,259         6,525,805             8,705,064        2,138,586
  Tri-County Buildings/Bristol, TN      364,123         2,074,853             2,438,976          733,820
  Willow Oaks/Hampton, VA             2,957,929         5,903,695             8,861,624        2,725,268
                                    --------------------------------------------------------------------
                                    $11,685,336       $42,488,592           $54,173,928      $14,617,873
                                    ====================================================================








                                                                               Depreciable
                                                                                Life of
                                             Date of              Date          Building
                                          Construction          Acquired       Component
                                          ------------          --------       -----------
Apartments:
Real estate held for investment
Alabama
  Indian Hills/Anniston                      1975               07/01/94         35 yrs.
  Three Fountains/Montgomery                 1973               07/01/94         35 yrs.

Arkansas
  Shadow Lake/Little Rock                    1984              12/31/96          35 yrs.
  Turtle Creek/Little Rock                   1985              12/31/96          35 yrs.

Arizona
  Greenway Park/Phoenix                      1986              12/31/96          35 yrs.
  Sierra Palms/Phoenix                       1996              12/31/96          35 yrs.
  Vista Point/Phoenix                        1986              12/31/96          35 yrs.

Delaware
  Dover Country Club/Dover                   1970              07/01/94          35 yrs.
  Greens at Cedar Chase/Dover                1988              05/04/95          35 yrs.

Florida
  Alafaya Woods/Orlando                    1988/90             10/21/94          35 yrs.
  Andover Place/Orlando                      1988         09/29/95 & 09/30/96    35 yrs.
  Bay Cove/Clearwater                        1972              12/16/92          35 yrs.
  Bay Meadow/Clearwater                      1985              12/09/96          35 yrs.
  Brantley Pines/Ft. Myers                   1986              08/11/94          35 yrs.
  Cleary Court/Ft. Lauderdale              1984/85             11/30/94          35 yrs.
  Copperfield/Ft. Lauderdale                 1991              09/21/94          35 yrs.
  Dover Village/Orlando                      1981              03/31/93          35 yrs.
  Fisherman's Village/Orlando                1984              12/29/95          35 yrs.
  Foxcroft/Tampa                             1972              01/28/93          35 yrs.
  Greentree Place/Jacksonville               1986              07/22/94          35 yrs.
  Hunters Ridge/Plant City                   1992              06/30/95          35 yrs.
  Lake Washington Downs/Melbourne            1984              09/24/93          35 yrs.
  Lakeside North/Orlando                     1984              04/14/94          35 yrs.
  Lakewood Place/Tampa                       1986              03/10/94          35 yrs.
  Los Altos/Orlando                          1990              10/31/96          35 yrs.
  Mallards of Wedgewood/Lakeland             1985              07/27/95          35 yrs.
  Mediterranean Village/Miami                1989              09/30/94          35 yrs.
  Orange Orlando/Orlando                     1971              01/21/93          35 yrs.
  Palm Grove/Tampa                         1969/71             04/15/94          35 yrs.
  Pinebrook/Clearwater                       1977              09/28/93          35 yrs.
  Regatta Shores/Orlando                     1988              06/30/94          35 yrs.
  Santa Barbara Landing/Naples               1987              09/01/94          35 yrs.
  Seabrook/Orlando                           1984              02/20/96          35 yrs.
  Summit West/Tampa                          1972              12/16/92          35 yrs.
  The Antlers/Jacksonville                   1985              05/28/96          35 yrs.
  The Groves/Daytona Beach                   1989              12/13/95          35 yrs.
  University Club/Ft. Lauderdale             1988              09/26/95          35 yrs.
  Village at Old Tampa Bay/Tampa             1986              12/08/93          35 yrs.
  Vinyards/Orlando                         1984/86             10/31/94          35 yrs.
  Westland Park/Jacksonville                 1990              05/09/96          35 yrs.

Georgia
  Colony of Stone Mountain/Atlanta         1970/72             06/12/90          35 yrs.
  Crescent Square/Atlanta                    1970              03/22/89          35 yrs.
  Dunwoody Pointe/Atlanta                    1980              10/24/95          35 yrs.
  Griffin Crossing/Atlanta                 1987/89             06/08/94          35 yrs.
  Gwinnett Square/Atlanta                    1985              03/29/95          35 yrs.
  Lake of the Woods/Atlanta                  1989              08/15/96          35 yrs.
  River Place/Macon                          1988              04/08/94          35 yrs.
  Riverwood/Atlanta                          1980              06/26/96          35 yrs.
  Royal Oaks/Savannah                        1980              07/01/94          35 yrs.
  Stanford Village/Atlanta                   1985              09/26/89          35 yrs.

Maryland
  Brittingham Square/Salisbury               1991              05/04/95          35 yrs.
  Dominion at Eden Brook/Columbia            1984              12/29/92          35 yrs.
  Dominion Constant Friendship/Baltimore     1990              05/04/95          35 yrs.
  Dominion Great Oaks/Baltimore              1974              07/01/94          35 yrs.
  Dominion Kings Place/Columbia              1983              12/29/92          35 yrs.
  Gatewater Landing/Glen Burnie              1970              12/16/92          35 yrs.
  Greens at Cross Court/Easton               1987              05/04/95          35 yrs.
  Greens at Hilton Run/Lexington             1988              05/04/95          35 yrs.
  Greens at Schumaker Pond/Salisbury         1988              05/04/95          35 yrs.
  Holly Tree Park/Waldorf                    1973              07/01/94          35 yrs.
  Twin Coves/Baltimore                       1974              08/16/94          35 yrs.
  Woodside/Baltimore                         1966              08/16/94          35 yrs.

North Carolina
  Beechwood/Greensboro                       1985              12/22/93          35 yrs.
  Bramblewood/Goldsboro                    1980/82             12/31/84          35 yrs.
  Brynn Marr/Jacksonville                  1973/77             12/31/84          35 yrs.
  Canterbury Woods/Charlotte               1968/70             12/18/85          35 yrs.
  Cape Harbor/Wilmington                     1996              08/15/96          35 yrs.
  Chateau Village/Gastonia                   1974              08/15/96          35 yrs.
  Cinnamon Ridge/Raleigh                   1968/70             12/01/89          35 yrs.
  Clear Run/Wilmington                     1987/89             07/22/94          35 yrs.
  Colony Village/New Bern                  1972/74             12/31/84          35 yrs.
  Copper Mill/Durham                         1997              12/31/96          35 yrs.
  Cumberland Trace/Fayetteville              1973              08/15/96          35 yrs.
  Deerwood Crossing/Winston-Salem            1973              08/15/96          35 yrs.
  Dominion at Sharon/Charlotte               1984              08/15/96          35 yrs.
  Dominion Courtney Place/Raleigh          1979/81             07/08/93          35 yrs.
  Dominion Crown Point/Charlotte             1987              07/01/94          35 yrs.
  Dominion Harris Pond/Charlotte             1987              07/01/94          35 yrs.
  Dominion Mallard Creek/Charlotte           1989              08/16/94          35 yrs.
  Dominion Mallard Green/Charlotte           1985              07/01/94          35 yrs.
  Dominion on Lake Lynn/Raleigh              1986              12/01/92          35 yrs.
  Dominion on Spring Forest/Raleigh        1978/81             05/21/91          35 yrs.
  Dominion Park Green/Raleigh                1987              09/27/91          35 yrs.
  Dominion Peppertree/Charlotte              1987              12/14/93          35 yrs.
  Dominion Ramsgate/Carrboro                 1988              08/15/96          35 yrs.
  Dominion Walnut Creek/Raleigh            1985/86             05/17/94          35 yrs.
  Dominion Walnut Ridge/Raleigh            1982/84             03/04/94          35 yrs.
  Dutch Village/Winston-Salem                1970              08/15/96          35 yrs.
  Emerald Bay/Charlotte                      1972              02/06/90          35 yrs.
  Forest Hills/Wilmington                  1964/69             06/30/92          35 yrs.
  Grand Oaks/Charlotte                     1966/67             05/01/84          35 yrs.
  Harbour Pointe/Raleigh                     1984              12/31/96          35 yrs.
  Lake Brandt/Greensboro                     1995              08/15/96          35 yrs.
  Liberty Crossing/Jacksonville            1972/74             11/30/90          35 yrs.
  Mill Creek/Wilmington                      1986              09/30/91          35 yrs.
  Morganton Place/Fayetteville               1994              08/15/96          35 yrs.
  Northwinds/Greensboro                      1989              08/15/96          35 yrs.
  Park Forest/Greensboro                     1987              09/26/96          35 yrs.
  Steeplechase/Greensboro                    1990              03/07/96          35 yrs.
  The Creek/Wilmington                       1973              06/30/92          35 yrs.
  The Highlands/Charlotte                    1970              01/17/84          35 yrs.
  The Ledges/Winston-Salem                   1959              08/13/86          35 yrs.
  Village At Cliffdale/Fayetteville          1992              08/15/96          35 yrs.
  Westwinds/Greensboro                       1986              08/15/96          35 yrs.
  Windsor Harbor/Charlotte                   1971              01/13/89          35 yrs.
  Woodberry/Asheville                        1987              08/15/96          35 yrs.

South Carolina
  Colonial Villa/Columbia                    1974              09/16/92          35 yrs.
  Country Walk/Columbia                      1974              12/19/91          35 yrs.
  Crossroads/Columbia                      1977/84             07/01/94          35 yrs.
  Hunting Ridge/Greenville                   1972              11/01/94          35 yrs.
  Forestbrook/Columbia                       1974              07/01/93          35 yrs.
  Gable Hill/Columbia                        1985              12/04/89          35 yrs.
  Hampton Forest/Greenville                  1968              08/16/94          35 yrs.
  Hampton Greene/Columbia                    1990              08/19/94          35 yrs.
  Heatherwood/Greenville                     1978              09/30/93          35 yrs.
  Key Pines/Spartanburg                      1974              09/25/92          35 yrs.
  Overlook/Greenville                        1976              07/01/94          35 yrs.
  Patriot Place/Florence                     1974              10/23/85          35 yrs.
  Plum Chase/Columbia                        1974              01/04/91          35 yrs.
  Rivergate/Columbia                         1989              08/15/96          35 yrs.
  Riverwind/Spartanburg                      1987              12/31/93          35 yrs.
  Somerset/Charleston                        1979              07/01/94          35 yrs.
  Stonesthrow/Greenville                     1993              08/15/96          35 yrs.
  St. Andrews Commons/Columbia               1986              05/20/93          35 yrs.
  St. Andrews/Columbia                       1972              07/01/94          35 yrs.
  The Landing/Greenville                     1976              07/01/94          35 yrs.
  The Park/Columbia                        1975/77             07/01/94          35 yrs.
  Waterford/Columbia                         1985              07/01/94          35 yrs.

Tennessee
  2131 Apartments/Nashville                  1972              12/16/92          35 yrs.
  Briar Club/Memphis                         1987              10/14/94          35 yrs.
  Brookridge/Nashville                       1986              03/28/96          35 yrs.
  Covington Crossing/Memphis                 1974              10/14/94          35 yrs.
  Harbour Town/Nashville                     1974              12/10/93          35 yrs.
  Hickory Run/Nashville                      1989              12/29/95          35 yrs.
  Hickory Pointe/Memphis                     1985              02/10/95          35 yrs.
  Hunters Trace/Memphis                      1986              10/14/94          35 yrs.
  Legacy Hill/Nashville                      1977              11/06/95          35 yrs.
  The Lakes/Nashville                        1986              09/15/93          35 yrs.

Texas
  Ashley Oaks/San Antonio                    1993              12/31/96          35 yrs.
  Autumnwood/Dallas                          1984              12/31/96          35 yrs.
  Bluffs/San Antonio                         1978              12/31/96          35 yrs.
  Catalina/Dallas                            1982              12/31/96          35 yrs.
  Chandler's Mill/Corpus Christi             1984              12/31/96          35 yrs.
  Citiscape/Dallas                           1973              12/31/96          35 yrs.
  Cobblestone/Dallas                         1984              12/31/96          35 yrs.
  Dove Park/Dallas                           1984              12/31/96          35 yrs.
  Foxfire/Amarillo                           1978              12/31/96          35 yrs.
  Foxfire/Dallas                             1978              12/31/96          35 yrs.
  High Ridge/Dallas                          1979              12/31/96          35 yrs.
  Hunters Ridge/Ft. Worth                    1992              12/31/96          35 yrs.
  Lakeridge/Dallas                           1984              12/31/96          35 yrs.
  Oak Forest/Dallas                          1996              12/31/96          35 yrs.
  Oak Park/Dallas                            1982              12/31/96          35 yrs.
  Park Trails/Houston                        1983              12/31/96          35 yrs.
  Pavillion/Dallas                           1979              12/31/96          35 yrs.
  Pecan Grove/Austin                         1984              12/31/96          35 yrs.
  Preston Oaks/Dallas                        1980              12/31/96          35 yrs.
  Preston Trace/Dallas                       1984              12/31/96          35 yrs.
  Promontory Pointe/San Antonio              1997              12/31/96          35 yrs.
  Rock Creek/Dallas                          1979              12/31/96          35 yrs.
  Ryan's Mill/El Paso                        1985              12/31/96          35 yrs.
  Southern Oaks/Ft. Worth                    1982              12/31/96          35 yrs.
  Summergate/Dallas                          1984              12/31/96          35 yrs.
  Sunflower/San Antonio                      1974              12/31/96          35 yrs.
  The Creeks/Austin                          1975              12/31/96          35 yrs.
  Timbercreek/Dallas                         1977              12/31/96          35 yrs.
  Westlake Villas/San Antonio                1985              12/31/96          35 yrs.
  Wimbledon Court/Dallas                     1983              12/31/96          35 yrs.
  Windridge/Dallas                           1980              12/31/96          35 yrs.
  Woodtrail/Houston                          1978              12/31/96          35 yrs.

Virginia
  Bayberry Commons/Portsmouth               1973/74            04/07/88          35 yrs.
  Courthouse Green/Richmond                 1974/78            12/31/84          35 yrs.
  Craig Manor/Salem                          1975              11/06/87          35 yrs.
  Dominion English Hills/Richmond           1969/76            12/06/91          35 yrs.
  Dominion Gayton Crossing/Richmond          1973              09/28/95          35 yrs.
  Dominion Lake Ridge/Woodbridge             1987              02/23/96          35 yrs.
  Dominion Laurel Springs/Richmond           1972              09/06/91          35 yrs.
  Dominion Middle Ridge/Woodbridge           1990              06/25/96          35 yrs.
  Dominion Olde West/Richmond            1978/82/85/87     12/31/84 & 8/27/91    35 yrs.
  Dominion West End/ Richmond                1989              12/28/95          35 yrs.
  Eastwind/Virginia Beach                    1970              04/04/88          35 yrs.
  Forest Lakes at Oyster Point/
     Newport News                            1986              08/15/95          35 yrs.
  Greens at Falls Run/Fredericksburg         1989              05/04/95          35 yrs.
  Greens at Hollymead/Charlotte, NC          1990              05/04/95          35 yrs.
  Hampton Court/Alexandria                   1967              02/19/93          35 yrs.
  Heather Lake/Hampton                     1972/74             03/01/80          35 yrs.
  Kings Arms/Virginia Beach                  1966              08/15/96          35 yrs.
  Knolls at Newgate/Fairfax                  1972              07/01/94          35 yrs.
  Laurel Ridge/Roanoke                     1970/72             05/17/88          35 yrs.
  Manor at England Run/Fredericksburg        1990              05/04/95          35 yrs.
  Meadow Run/Richmond                      1973/74             12/31/84          35 yrs.
  Meadowdale Lakes/Richmond                1967/71             12/31/84          35 yrs.
  Northview/Salem                            1969              09/29/78          35 yrs.
  Parkwood Court/Alexandria                  1964              06/30/93          35 yrs.
  River Road/Ettrick                       1973/74             08/31/81          35 yrs.
  Rollingwood/Richmond                     1974/78             12/31/84          35 yrs.
  The Melrose/Dumfries                       1951              12/11/85          35 yrs.
  Timbercreek/Richmond                       1969              08/31/83          35 yrs.
  Twin Rivers/Hopewell                       1972              01/06/82          35 yrs.
  Woodscape/Newport News                   1974/76             12/29/87          35 yrs.

Other
  Alvarado/Albuquerque, NM                   1984              12/31/96          35 yrs.
  Bluff Creek/Oklahoma City, OK              1984              12/31/96          35 yrs.
  Sunset Pointe/Las Vegas, NV                1990              12/31/96          35 yrs.


Real estate under development
New apartment communities
  Providence Court/Charlotte, NC
  Dominion Franklin/Nashville, TN

Additions to existing communities
  Brantley Pines/ Ft. Myers, FL
  Clear Run/Wilmington, NC
  Greenway Park II/Phoenix, AZ
  Manor at England Run/Fredericksburg
  Oak Forest II/Dallas, TX
  Oak Park II/Dallas, TX
  Steeplechase/Greensboro, NC
  Wimbledon II/Dallas, TX



Real estate held for disposition
Apartments:
  Azalea/Richmond, VA                        1967              12/31/84          35 yrs.
  Cedar Point/Raleigh, NC                    1972              12/18/85          35 yrs.
  Heritage Trace/Newport News,               1973              06/30/89          35 yrs.
  Summit-on-Park/Charlotte, NC               1963              01/17/84          35 yrs.
  Westgate/Spartanburg, SC                   1976              08/15/96          35 yrs.
  Woodscape/Houston                          1980              12/31/96          35 yrs.

Shopping Centers/Office &
    Industrial Buildings:
  Franklin St./Richmond, VA                  1890              07/01/86          35 yrs.
  Gloucester Exchange/Gloucester             1974              11/12/87          35 yrs.
  Hanover Village-Land/Richmond               --               06/30/86          35 yrs.
  Meadowdale Office/Richmond, VA           1976/82             12/31/84          35 yrs.
  The Village/Durham, NC                     1965              08/28/86          35 yrs.
  Tri-County Buildings/Bristol, TN         1976/79             01/21/81          35 yrs.
  Willow Oaks/Hampton, VA                  1968/74             08/01/84          35 yrs.







(a) The aggregate cost for federal income tax purposes was approximately $1.932 billion and $1.192 billion at December 31, 1996 and 1995, respectively.

(b) These properties were purchased at the close of business on 12/31/96 in connection with the statutory merger (the "Merger") with South West Property Trust Inc. The Merger has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16.
(c) Represents a $46,289,018 REMIC financing encumbering 13 apartment communities assumed on December 31, 1996 in connection with the Merger.
(d) Represents a $48,579,058 REMIC financing encumbering 14 apartment communities assumed on December 31, 1996 in connection with the Merger.