Form 10-Q
period 1997-03-31
UNITED DOMINION REALTY TRUST INC
filed 1997-05-15
CIK 74208

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

                 For the quarterly period ended March 31, 1997

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


                   10 South Sixth Street, Virginia 23219-3802
              (Address of principal executive offices - zip code)


                                 (804) 780-2691
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to filing requirements for at least the past 90 days.

                                          Yes     X                 No


                      APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 7, 1997:

Common Stock                                87,064,821

                       UNITED DOMINION REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                  (UNAUDITED)


                                                                                    MARCH 31,       DECEMBER 31,
                                                                                      1997             1996
                                                                                  ------------      -----------
ASSETS

Real estate owned:
      Real estate held for investment  (Note 3)                                  $  2,097,370     $  2,007,612
           Less: accumulated depreciation                                             175,810          173,291
                                                                                  ------------      -----------
                                                                                    1,921,560        1,834,321
      Real estate under development                                                    46,020           37,855
      Real estate held for disposition                                                 73,417           39,556
Cash and cash equivalents                                                              18,617           13,452
Other assets                                                                           32,426           41,720
                                                                                  ------------      -----------
      Total assets                                                               $  2,092,040     $  1,966,904
                                                                                  ============      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable-secured (Note 4)                                                   $    397,501     $    376,560
Notes payable-unsecured  (Note 5)                                                     712,962          668,275
Distributions payable to common shareholders                                           21,837           19,699
Accounts payable, accrued expenses and other liabilities                               49,979           49,962
                                                                                  ------------      -----------
      Total liabilities                                                             1,182,279        1,114,496

Minority interest of unitholders in operating partnership                               2,027            2,029

Shareholders' equity:
      Preferred stock, no par value; 25,000,0000 shares authorized:
           9 1/4% Series A Cumulative Redeemable Preferred Stock
             (liquidation preference of $25 per share), 4,200,000
             shares issued and outstanding                                            105,000          105,000
      Common stock, $1 par value; 150,000,000 shares authorized
           86,466,539 shares issued and outstanding (81,982,551 in 1996)               86,467           81,983
      Additional paid-in-capital                                                      877,070          814,795
      Notes receivable from officer-shareholders                                       (6,160)          (5,926)
      Distributions in excess of net income                                          (154,643)        (147,529)
      Unrealized gain on securities available-for-sale                                     --            2,056
                                                                                  ------------      -----------
      Total shareholders' equity                                                      907,734          850,379
                                                                                  ------------      -----------
      Total liabilities and shareholders' equity                                 $  2,092,040     $  1,966,904
                                                                                  ============      ===========

SEE ACCOMPANYING NOTES.

                       UNITED DOMINION REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)






THREE MONTHS ENDED MARCH 31,                                                    1997       1996
---------------------------------------------------------------------------  --------  ---------
REVENUES
     Rental income                                                          $ 89,984  $  54,839
     Interest and other non-property income                                      251        350
                                                                             --------  ---------
                                                                              90,235     55,189

EXPENSES
    Rental  expenses:
        Utilities                                                              6,466      4,528
        Repairs and maintenance                                               11,819      8,539
        Real estate taxes                                                      7,112      3,980
        Property management                                                    2,777      1,502
        Other rental expenses                                                  9,442      5,173
    Real estate depreciation                                                  16,162     10,560
    Interest                                                                  19,150     10,646
    General and administrative                                                 1,833      1,383
    Other depreciation and amortization                                          450        284
                                                                             --------  ---------
                                                                              75,211     46,595

Income before gains (losses) on sales of investments and minority interest
    of unitholders in operating partnership                                   15,024      8,594
Gains on sales of investments                                                  2,120        965
Minority interest of unitholders in operating partnership                        (31)        --
                                                                             --------  ---------

Net income                                                                    17,113      9,559

Dividends to preferred shareholders                                            2,428      2,428
                                                                             --------  ---------

Net income available to common shareholders                                 $ 14,685  $   7,131
                                                                             ========  =========


Net income per common share                                                 $    .17        .13
                                                                             ========  =========

Dividends declared per common share                                         $  .2525        .24
                                                                             ========  =========

Weighted average number of common shares outstanding                          85,046     54,467
                                                                             ========  =========



SEE ACCOMPANYING NOTES.

                       UNITED DOMINION REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF  CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



THREE MONTHS ENDED MARCH 31,                                                        1997         1996
------------------------------------------------------------------------------  ---------     ---------
OPERATING ACTIVITIES
         Net income                                                            $  17,113     $   9,559
         Adjustments to reconcile net income to cash provided
              by operating activities:
                  Depreciation and amortization                                   16,612        10,844
                  Minority interest of unitholders in operating partnership           31            --
                  Gains on sales of investments                                   (2,120)         (965)
                  Amortization of deferred financing costs                           399           300
                  Changes in operating assets and liabilities:
                       Increase (decrease) in operating liabilities                 (495)        3,032
                       Increase in operating assets                               (4,526)       (1,436)
                                                                                ---------     ---------
Net cash provided by operating activities                                         27,014        21,334

INVESTING ACTIVITIES
         Acquisition of real estate, net of debt and liabilities assumed         (90,312)      (36,146)
         Capital expenditures                                                    (22,075)      (10,994)
         Development of real estate assets                                        (8,318)          (79)
         Net proceeds from sales of investments                                    9,944         4,248
         Proceeds from interest rate hedge transaction                             1,539            --
         Payments on notes receivable                                              2,142             1
                                                                                ---------     ---------
Net cash used in investing activities                                           (107,080)      (42,970)

FINANCING ACTIVITIES
         Net proceeds from the issuance of common stock                           66,526         1,457
         Gross proceeds from the issuance of unsecured notes payable             125,000           111
         Net proceeds from the issuance of secured notes payable                      --            15
         Net borrowings (repayments) of short-term bank borrowings               (18,250)       51,100
         Cash distributions paid to preferred shareholders                        (2,428)       (2,428)
         Cash distributions paid to common shareholders                          (19,663)      (12,695)
         Cash distriburions paid to minority interest of unitholders                 (33)           --
         Scheduled mortgage principal payments                                    (1,122)         (353)
         Mortgage financing proceeds released from construction funds                 --           734
         Payments on unsecured notes                                             (63,414)      (10,000)
         Non-scheduled payments on secured notes payable                              --           (77)
         Payment of financing costs                                               (1,385)         (290)
                                                                                ---------     ---------
Net cash provided by financing activities                                         85,231        27,574

Net increase in cash and cash equivalents                                          5,165         5,938
Cash and cash equivalents, beginning of period                                    13,452         2,904
                                                                                ---------     ---------

Cash and cash equivalents, end of period                                       $  18,617     $   8,842
                                                                                =========     =========

SUPPLEMENTAL INFORMATION:
         Interest paid during the period                                       $  15,087     $  12,287
         Secured debt assumed through the acquisition of properties               22,063            --

SEE ACCOMPANYING NOTES.

                       UNITED DOMINION REALTY TRUST, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                                          Common Stock, $1 Par Value    Preferred Stock
                                                          -------------------------  -------------------
                                                              Number                   Number
                                                            of Shares     Amount      of Shares  Amount
---------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                81,982,551    $81,983    4,200,000  $105,000

Common shares issued in public offering                      4,000,000      4,000         -         -
Exercise of common share options                                12,650         12         -         -
Common shares purchased by officers, net of repayments          20,000         20         -         -
Common shares issued through dividend reinvestment and
    stock purchase plan                                        450,700        451         -         -
Common shares issued through employee stock purchase plan          638          1         -         -
Net income                                                        -          -            -         -
Preferred stock distributions declared ($.58 per share)           -          -            -         -
Common stock distributions declared ($.2525 per share)            -          -            -         -
Realized gain on securities available-for-sale                    -          -            -         -
                                                          -------------  ---------  --------------------
Balance at March 31, 1997                                   86,466,539    $86,467    4,200,000  $105,000
                                                          =============  =========  ====================



                       UNITED DOMINION REALTY TRUST, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)
                                  (continued)




                                                                                                    Unrealized
                                                                                                     Gain on
                                                          Additional    Receivable   Distributions  Securities     Total
                                                            Paid-in    from Officer  in Excess of    Available-  Shareholders'
                                                            Capital    Shareholders   Net Income      for-Sale     Equity
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                               $814,795      ($5,926)    ($147,529)        $2,056    $850,379

Common shares issued in public offering                      55,420         -             -              -         59,420
Exercise of common share options                                156         -             -              -            168
Common shares purchased by officers, net of repayments          288         (234)         -              -             74
Common shares issued through dividend reinvestment and
    stock purchase plan                                       6,400         -             -              -          6,851
Common shares issued through employee stock purchase plan        11         -             -              -             12
Net income                                                     -            -           17,113           -         17,113
Preferred stock distributions declared ($.58 per share)        -            -           (2,428)          -         (2,428)
Common stock distributions declared ($.2525 per share)         -            -          (21,799)          -        (21,799)
Realized gain on securities available-for-sale                 -            -             -            (2,056)     (2,056)
                                                          ---------   ----------    ----------   ------------  ----------
Balance at March 31, 1997                                  $877,070      ($6,160)    ($154,643)            $0    $907,734
                                                          =========   ==========    ==========   ============  ==========



SEE ACCOMPANYING NOTES.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION
The accompanying consolidated financial statements include the accounts of United Dominion Realty Trust, Inc. and its wholly owned subsidiaries, including United Dominion Realty, L.P., its Operating Partnership, (collectively, the "Company"). The financial statements of the Company include the minority interest of unitholders in the operating partnership. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position at March 31, 1997 and results of operations for the interim periods ended March 31, 1997 and 1996. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and related notes appearing in the Company's December 31, 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.  RECLASSIFICATIONS
Certain previously reported amounts have been reclassified to conform with the current financial statement presentation.

3. REAL ESTATE HELD FOR INVESTMENT
The following table summarizes real estate held for investment at March 31, 1997 and December 31, 1996:

                                            March 31,        December 31,
DOLLARS IN THOUSANDS                          1997               1996
-------------------------------------------------------------------------
Land and land improvements                $   365,055       $   353,092
Buildings and improvements                  1,602,652         1,537,387
Furniture, fixtures and equipment             123,370           115,308
Construction in progress                        6,293             1,825
                                          -----------       -----------
Real estate held for investment           $ 2,097,370       $ 2,007,612
                                          ===========       ===========

4. SECURED NOTES PAYABLE
Secured notes payable encumbers $708 million or 31.5% of the Company's real estate owned ($1.5 billion or 68.5% of the Company's real estate owned is not encumbered) which consist of the following at March 31, 1997:



                                  Principal  Weighted Average  Weighted Average   No. Properties
DOLLARS IN THOUSANDS               Balance    Interest Rate    Years to Maturity   Encumbered
------------------------------------------------------------------------------------------------
Fixed-Rate Mortgage Notes       $  122,716       8.3%              4.0                20
Fixed-Rate Tax-Exempt Notes        116,797       6.9%             24.1                17
Fixed-Rate REMIC Financings         94,366       7.8%              3.8                27
Fixed-Rate Secured Notes (a)        45,000       7.3%              2.4                 6
                                ----------------------------------------------------------------
     Total Fixed-Rate Notes        378,879       7.7%             10.0                70

Variable-Rate Secured Notes         13,072       6.1%              2.5                 2
Variable-Rate Tax-Exempt Notes       5,550       6.2%             10.2                 2
                                ----------------------------------------------------------------
   Total Variable-Rate Notes        18,622       6.1%              4.3                 4
                                ----------------------------------------------------------------
   TOTAL SECURED NOTES PAYABLE  $  397,501       7.4%              9.7                74
                                ================================================================

(a) Variable-rate secured notes payable which have been effectively swapped to a fixed-rate at March 31, 1997 consist of a $40 million variable-rate secured senior credit facility which encumbers six apartment communities and a $5 million variable-rate construction note payable. The interest rate swap agreements have an aggregate notional value of $45 million under which the Company pays a fixed-rate of interest and receives a variable-rate on the notional amounts. The interest rate swap agreements effectively change the Company's interest rate exposure on $45 million from a variable-rate to a weighted average fixed-rate of approximately 7.3%.

5.  UNSECURED NOTES PAYABLE
A summary of unsecured notes payable at March 31, 1997 and December 31, 1996 is as follows:


                                                               March 31,    December 31,
DOLLARS IN THOUSANDS                                             1997          1996
                                                             -------------  ----------
COMMERCIAL BANKS
            Borrowings outstanding under
                  revolving credit facilities and
                  other bank debt                            $ 107,000 (a)  $  125,250

INSURANCE COMPANIES--SENIOR UNSECURED NOTES
            7.98% due March, 1997-2003                          44,571 (b)      52,000
            8.72% due November, 1996-1998 (c)                    4,000           4,000
                                                               -------         -------
                                                                48,571          56,000

OTHER             (d)                                            7,391           6,040

SENIOR UNSECURED NOTES - OTHER
            7.00% Unsecured Note due January 15, 1997 (e)         --            55,985
            7.25% Notes due April 1, 1999                       75,000          75,000
            8.50% Debentures due September 15, 2024 (f)        150,000         150,000
            7.95% Medium-Term Notes due July 12, 2006          125,000         125,000
            7.25% Notes due January 15, 2007                   125,000            --
            7.07% Medium-Term Notes due November 15, 2006       25,000          25,000
            7.02% Medium-Term Notes due November 15, 2005       50,000          50,000
                                                               -------         -------
                                                               550,000         480,985
                                                               -------         -------
               TOTAL UNSECURED NOTES PAYABLE                 $ 712,962       $ 668,275
                                                               =======         =======

(a) The weighted average balance outstanding for the three months ended March 31, 1997 was $72.3 million and carried a weighted average daily interest rate of 6.19%. The weighted average interest rate at March 31, 1997 was 6.3%.
(b)   Payable in six equal annual principal installments of $7.4 million.
(c)   Payable in two equal annual principal installments of $2 million.
(d) Includes $6.9 million and $5.6 million at March 31, 1997 and December 31, 1996, respectively, of deferred gain from the termination of interest rate hedge transactions.
(e) Represents an unsecured note assumed in connection with the South West Property Trust Inc. statutory merger (the "South West Merger") on December 31, 1996. The note was paid in full on January 3, 1997.
(f) Debentures include an investor put feature which grants a one time option to redeem debentures at the end of 10 years.


During the first quarter of 1997, the Company had an interest rate swap agreement with a notional value ranging from approximately $77 million to $82 million which fixed the interest rate on a portion of the Company's expected unsecured variable-rate debt at approximately 6.7%.

6. ACCOUNTING PRONOUNCEMENTS
During the first quarter of 1997, the Financial Accounting Standards Board issued a new statement on the calculation of earnings per share (SFAS No. 128) which is effective beginning in the 4th quarter of 1997. Early adoption is prohibited. Under the new statement, primary and fully dilutive earnings per share are replaced with basic and diluted earnings per share. The Company's basic earnings per share for the three month period ended March 31, 1997 and 1996 according to the new statements would not change from the reported amounts. The Company's diluted earnings per common share would be $.17 and $.13, respectively for the same periods.

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company considers portions of this information to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.

The Company is an owner and operator of primarily middle income apartment communities across the Sunbelt in 22 major markets dispersed throughout a 15 state area extending from Delaware to Nevada where it seeks to be a market leader by operating a sufficiently sized portfolio of apartments within each market. The Company believes this market diversification increases investment opportunity and decreases the risk associated with cyclical local markets. The Company's investment strategy focuses on acquiring apartment communities in its major markets where it can add value. The following table summarizes the Company's major apartment market information:

                                                                Quarter Ended
                            As of March 31,1997                 March 31,1997
                      Number of   Number of  Percentage of    Average    Monthly
                      Apartment   Apartment   Apartment      Economic    Rental
Market               Communities    Homes       Homes       Occupancy**  Rates*
----------------------------------------------------------  --------------------
HELD FOR INVESTMENT
Dallas, TX               21        7,789          13%        93.1%         $537
Columbia, SC             12        3,534           6%        89.0%          498
Raleigh, NC              11        3,316           6%        96.0%          625
Richmond, VA             10        3,253           6%        90.0%          544
Orlando, FL               9        2,816           5%        94.0%          566
Charlotte, NC            13        2,815           5%        92.4%          593
Tampa, FL                 9        2,639           4%        94.5%          564
Eastern NC               10        2,530           4%        94.7%          555
Greensboro, NC            9        2,122           4%        85.1%          543
Nashville, TN             8        2,116           4%        91.5%          578
San Antonio, TX           5        1,983           3%        92.3%          614
Baltimore, MD             8        1,746           3%        92.6%          645
Greenville, SC            8        1,718           3%        85.8%          513
Washington, DC            6        1,483           3%        86.8%          677
Atlanta, GA               6        1,462           2%        88.2%          599
Hampton Roads, VA         6        1,428           2%        89.2%          552
Jacksonville, FL          3        1,157           2%        87.4%          594
Ft. Lauderdale, FL        4          960           2%        94.5%          781
Memphis, TN               4          935           2%        91.3%          507
Austin, TX                3          867           1%        90.4%          531
Phoenix, AZ               3          712           1%        89.8%          643
Houston, TX               2          514           1%        89.8%          464
Other                    34        7,744          13%        92.0%          552
                     -----------------------------------------------------------
                        204       55,639          95%        91.6%          567

HELD FOR DISPOSITION     13        2,834           5%        90.0%          478
                     -----------------------------------------------------------
            TOTAL       217       58,473         100%        91.5%         $562
                     ===========================================================

* Average Monthly Rental Rates for the Quarter Ended March 31, 1997, represents potential rent collections (gross potential rents less market adjustments), which approximates net effective rents. These figures exclude 1997 acquisitions.

** Economic Occupancy for the Quarter Ended March 31, 1997, is defined as rental income (gross potential rent less vacancy loss, management units, move-in concessions and credit loss) divided by potential collections (gross potential rent less management units and move-in concessions) for the period, expressed as a percentage.

LIQUIDITY AND CAPITAL RESOURCES

As a qualified REIT, the Company distributes a substantial portion of its cash flow to its shareholders in the form of quarterly distributions. The Company seeks to retain sufficient cash to cover normal operating needs, including routine replacements and to help fund additional acquisitions and development activity. For the three months ended March 31, 1997, the Company's cash flow from operating activities exceeded cash distributions paid to preferred and common shareholders by approximately $4.9 million. The Company utilizes a variety of primarily external financing sources to fund portfolio growth, major capital improvement programs and balloon debt payments. The Company's bank lines of credit generally have been used to temporarily finance these expenditures and subsequently this short-term bank debt has been replaced with longer term debt or equity.

OPERATING ACTIVITIES

For the three months ended March 31, 1997, the Company's cash flow from operating activities increased approximately $5.7 million over the same period last year. This increase was primarily a result of the significant expansion of the Company's portfolio of apartment communities as discussed below and under "Results of Operations".

The Company considers its cash provided by operating activities adequate to meet its operating requirements and payments of distributions to both common and preferred shareholders.

INVESTING ACTIVITIES

During the three months ended March 31, 1997, net cash used for investing activities was approximately $107.1 million compared to approximately $43.0 million for the same period last year. The level of investing activities primarily reflects the increased levels of the Company's acquisition, capital expenditure and development programs.

ACQUISITIONS
The Company expects to purchase between 7,000 and 9,000 apartment homes at an aggregate purchase price between $300 million and $400 million during 1997. The Company's strategy is to acquire apartment communities that can provide a first year weighted average return on average investment of approximately 9.75% which may vary depending on market conditions.

During the first quarter of 1997, the Company acquired seven apartment communities containing 2,592 apartment homes at a total cost of $116.3 million, including closing costs. The weighted average first year return on average investment is projected by the Company to be approximately 9.8%. All of the apartment communities acquired were located in the Company's major markets. The apartment communities acquired during the quarter were as follows:

                                                               PURCHASE
PURCHASE              NAME/                   NO. APT.  YEAR    PRICE     COST
  DATE              LOCATION                   HOMES   BUILT  (000'S)** PER HOME
--------          ------------------------    -------  -----  --------- --------
02/19/97          Club at Hickory Hollow/
                  Nashville, TN                  406   1987   $ 17,371   $42,800
02/28/97          Dominion at Brookhaven/ *
                  Charlotte, NC                  400   1991     17,355    43,400
02/28/97          Crosswinds/
                  Wilmington, NC                 380   1990     19,327    50,900
02/28/97          Dominion Trinity  Park/ *
                  Raleigh, NC                    380   1994     22,155    58,300
03/25/97          Anderson Mill/
                  Austin, TX                     350   1984     14,305    40,900
03/27/97          Oak Ridge/
                  Dallas, TX                     486   1983     17,290    35,600
03/27/97          Breckenridge/
                  Nashville, TN                  190   1986      8,480    44,600
                                              ----------------------------------
                  1997 TOTAL/WEIGHTED AVERAGE  2,592   1988   $116,283   $44,900
                                              ==================================

                  *In connection with the acquisition of Dominion Trinity Park and Dominion at Brookhaven, the Company assumed two mortgage notes payable aggregating $22 million with a weighted average interest rate of approximately 8.4%.

                 **Includes closing costs.


REAL ESTATE UNDER DEVELOPMENT
At March 31, 1997, the Company had 1,258 apartment homes under development as outlined below (dollars in thousands):

                                                                                    TOTAL
                                                                  DEVELOPMENT     ESTIMATED              EXPECTED
                                           NO. APT.  COMPLETED       COSTS      DEVELOPMENT     COST    COMPLETION
PROPERTY                 LOCATION           HOMES    APT. HOMES     TO DATE         COST      PER HOME     DATE
------------------------------------------------------------------------------------------------------------------
APARTMENT COMMUNITIES
Providence Court       Charlotte, NC         420        226        $ 24,089     $  29,698     $ 70,700    4Q `97
Dominion Franklin      Nashville, TN         360         --           2,690        22,090       61,400    4Q `98
                                           ------------------------------------------------------------
                                             780        226          26,779        51,788       66,400

ADDITIONAL PHASES
England Run II         Fredericksburg, VA    168         --           3,240        10,830       64,500    3Q `97
Brantley Pines II      Ft. Myers, FL          96         16           5,058         6,668       69,500    2Q `97
Oak Park II            Dallas, TX             80         80           4,159         4,581       57,300    2Q `97
Oak Forest II          Dallas, TX            260         --           3,371        13,367       51,400    1Q `98
Steeplechase II        Greensboro, NC        176         --           2,217        11,705       66,500    3Q `97
Greenway Park II       Phoenix, AZ            20         --             600         2,612      130,600    4Q `97
Other                                        --          --             596          --           --
                                           ------------------------------------------------------------

                                             800         96          19,241        49,763     $ 62,200
                                           ------------------------------------------------------------
                                           1,580        322       $  46,020     $ 101,551     $ 64,300
                                           ============================================================

Consistent with the Company's acquisition strategy, development activity is expected to be focused primarily in its major markets. During the first quarter of 1997, the Company invested approximately $8.3 million in eight properties currently under development, which includes two apartment communities and six additional phases to existing apartment communities. The Company expects to spend in excess of $50 million on development activity during 1997. At various times during the first quarter of 1997, 217 apartment homes were completed and became available for occupancy, including the completion of the additional phase at Oak Park Apartments. Development activity is generally progressing on schedule and on budget. Absorption at the completed apartment homes in Charlotte, North Carolina and Dallas, Texas, has been slower than projected year to date, however, absorption has been very good at the Ft. Myers, Florida property. These additions did not have a material impact on the first quarter results of operations.

Due to the increased risk associated with development, the Company requires a higher return from these investments. On average, the Company requires a 100 basis point (1.0%) higher stabilized return on investment on its development properties than it does for acquisition properties. Generally, the prototype development product is believed to compete just below the top of the market.

CAPITAL EXPENDITURES
During the first quarter of 1997, the Company spent approximately $22.1 million on capital improvements to its apartment portfolio. The Company has a policy of capitalizing expenditures related to acquisitions and the material enhancement of the value, or the substantial extenuation of the useful life of an existing asset. Some of these capital expenditures related to an upgrade program that began in 1996 to modernize the kitchens and bathrooms at certain of the Company's older apartment communities. These upgrades are designed to enhance rent growth and add value to the apartment communities. In addition, the Company has several initiatives in place such as: (i) submetering of water and sewer to residents where local and state regulations allow the cost to be passed to the resident, (ii) gating and fencing apartment communities, (iii) installing monitoring devices such as intrusion alarms or controlled access devices, (iv) enlarging fitness centers and (v) adding business centers. Capital expenditures during 1997 are expected to be similar to 1996 levels with the Company spending approximately $400 per mature apartment home on revenue enhancing expenditures and $400 per unit on recurring capital expenditures.


DISPOSITION OF INVESTMENTS

SECURITIES AVAILABLE-FOR-SALE
During the first quarter of 1997, the Company sold its investment in the preferred stock of First Washington Realty Trust, Inc. obtained as partial consideration in the 1995 sale of four commercial properties. The Company received approximately $9.9 million in cash proceeds from the sale of the stock and recognized approximately a $2.1 million gain on the sale ($.025 per share) for financial reporting purposes.

REAL ESTATE HELD FOR DISPOSITION
During the first quarter of 1997, the Company transferred seven apartment communities aggregating $33.7 million, net of accumulated depreciation, from real estate held for investment to real estate held for disposition. The Company is offering these seven properties for sale in a portfolio transaction. This classification is consistent with the Company's ongoing portfolio review analysis and whereby properties that do not meet the long-term investment objectives of the Company will be disposed. The Company does not anticipate any losses from the portfolio sale, and accordingly, the real estate is carried at lower of cost or market value less disposal costs.

Real estate held for disposition included in the Consolidated Balance Sheet in the aggregate amount of $73.4 million, net of accumulated depreciation and valuation allowance includes: (i) 13 apartment communities aggregating $54.8 million, (ii) three shopping centers aggregating $14.6 million, (iii) three other commercial properties aggregating $2.4 million and (iv) one parcel of land in the amount of $1.6 million. Real estate held for disposition contributed net rental income (rental income less rental expenses and depreciation expense) in the aggregate amount of approximately $2.4 million for the quarter ended March 31, 1997. The Company expects to dispose of these properties within the next twelve months.

During the second quarter of 1997, the Company sold two apartment communities containing 278 apartment homes for an aggregate sales price of $6.1 million. The Company will recognize approximately $1.3 million of gains on the sale of investments for financial reporting purposes in connection with these sales.

FINANCING ACTIVITIES

FINANCIAL STRUCTURE
The Company intends to maintain what management believes is a conservative capital structure.


                                                  Balance at      Weighted Average  Capitalization
                                                 March 31, 1997    Interest Rate      Percentage
Fixed Rate Secured Debt                          $    378,879           7.6%            15.2%
Fixed Rate Unsecured Debt                             688,151           7.4%            27.6%
                                                 ------------           ----            -----
                                                    1,067,030           7.5%            42.8%

Variable Rate Secured Debt                             18,622           6.1%             0.7%
Variable Rate Unsecured Debt                           24,811           6.3%             1.0%
                                                 ------------           ----            -----
                                                       43,433           6.3%             1.7%
                                                 ------------           ----            -----
Total Debt                                       $  1,110,463           7.4%            44.5%
Equity capitalization at market                     1,383,236           n/a             55.5%
                                                 ------------                          ------
Total market capitalization (debt & equity)      $  2,493,699           n/a            100.0%
                                                 ============                          ======

Net cash provided by financing activities during the first three months of 1997 was approximately $85.2 million compared to $27.6 million for the same period last year, reflecting the significant debt and equity financing activities during the first quarter of 1997.

On January 28, 1997, the Company issued 4,000,000 shares of its common stock at $15.75 per share for an aggregate value of approximately $63 million. Net proceeds of approximately $59.7 million were used to repay an unsecured credit facility assumed in connection with the South West Merger.

The Company also received approximately $6.9 million under its Dividend Reinvestment and Stock Purchase Plan during the first quarter of 1997 which included approximatley $6.0 million in optional cash investments and $.9 million of reinvested dividends. The Company expects to generate approximately $30 million in proceeds from the Plan during 1997.

In anticipation of the issuance of unsecured debt in early 1997, the Company entered into a $100 million (notional amount) Treasury rate lock agreement in November 1996. On January 27, 1997, the Company issued $125 million of 7.25% Notes due January 15, 2007 under its $462.5 million shelf registration statement. The Notes were priced to yield 7.31% which was 79 basis points over the 10 year Treasury at the time of issuance. The interest rate protection agreement was terminated simultaneously with the $125 million Note issuance and the Company received $1.5 million in cash. This had the economic effect of lowering the interest rate on the Notes to approximately 7.14%. Net proceeds of approximately $124 million were used to curtail bank debt and purchase apartment communities.

DERIVATIVE INSTRUMENTS

The Company has, from time to time, used derivative instruments to synthetically alter on-balance sheet liabilities or to hedge anticipated financing transactions. Derivative contracts did not have a material impact on the results of operations during the quarters ended March 31, 1997 and 1996.

At March 31, 1997, the Company had six interest rate swap agreements (the "agreements") with three commercial lenders for an aggregate notional value of approximately $127 million. Under these agreements, the Company pays a fixed rate of interest and receives a variable rate of interest on the notional amounts. These interest rate swap agreements effectively changed the Company's interest rate exposure on approximately $127 million of its variable rate debt from a variable rate to a weighted average fixed rate of approximately 6.9% during the first quarter of 1997. These agreements did not have a material impact on results of operations during the three months ended March 31, 1997 or 1996.

CREDIT FACILITIES

At March 31, 1997, the Company had the following credit facilities:

                                           Weighted Average   Weighted Average
                  Amount of     Amount     Interest Rate at Interest Rate During
Credit facility   facility    outstanding   March 31, 1997   First Quarter 1997
--------------------------------------------------------------------------------
Revolving credit  $  70,000   $  57,000         6.35%              6.18%
Line of credit       33,500        --            --                 --
Interim credit       50,000      50,000         6.34%              6.21%
                  --------------------------------------------------------------
                  $ 153,500   $ 107,000         6.35%              6.19%
                  ==============================================================

During the first quarter of 1997, the Company used primarily bank debt to fund its acquisitions program. The Company expects to close a new unsecured senior revolving credit facility in the amount of $250 million with a group of its commercial banks during the second quarter of 1997.

The Company's liquidity and capital resources are believed to be more than adequate to meet its cash requirements for the next several years. The Company expects to meet its short- and long-term capital requirements, such as balloon debt maturities, property acquisitions, development activity and significant capital improvements primarily through the public and private sale of capital stock and the issuance of medium and long-term unsecured notes payable. The Company may also fund its capital requirements through (i) the assumption of mortgage indebtedness, (ii) sales of properties, (iii) cash invested through the Company's Dividend Reinvestment and Stock Purchase Plan, (iv) retained operating cash flow and (v) the issuance of operating partnership units. The Company's senior debt is currently rated BBB+ by Standard & Poor's and Baa1 by Moody's. As a result of its investment grade debt ratings, the Company expects to use unsecured debt as its primary debt funding source.

Depending upon the volume and timing of acquisition activity, the Company anticipates raising additional debt and equity capital during the next twelve months to finance capital requirements while striving to minimize the overall cost of capital. During the second quarter of 1997, the Company plans to file a shelf registration statement for approximately $675 million of debt and preferred and common equity securities.

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

For the three months ended March 31, 1997, FFO increased 71.9% to $28.8 million, compared with $16.7 million for the same period last year. The increase in FFO was principally due to the increased net rental income from the Company's 25,154 non-mature apartment homes in 81 apartment communities (those acquired, developed and sold subsequent to January 1, 1996).


                                                               Three Months Ended
                                                                   March 31
                                                                (In thousands)
                                                          1997       1996   % Change
                                                       -----------------------------
Calculation of Funds from Operations:
Income before gains (losses) on sales of investments,
   minority interest of unitholders in operating
   partnership and extraordinary item                  $ 15,024   $  8,594     74.8%
Adjustments:
        Real estate depreciation                         16,162     10,560     53.0%
        Dividends to preferred shareholders              (2,428)    (2,428)     --
                                                       -----------------------------
Funds from Operations                                  $ 28,758   $ 16,726     71.9%
                                                       =============================

RESULTS OF OPERATIONS

The Company's net income is primarily generated from the operations of its apartment communities. For purposes of evaluating the Company's comparative operating performance, the Company categorizes its apartment communities into two categories (i) mature--those communities acquired, developed and stabilized prior to January 1, 1996 and held throughout both the first quarter of 1997 and 1996 and (ii) non-mature--those communities acquired, developed and sold subsequent January 1, 1996.

For the three months ended March 31, 1997, the Company reported increases over the same period last year in rental income, income before gains (losses) on sales of investments and minority interest of unitholders in operating partnership and net income. Net income available to common shareholders increased $7.6 million, with a corresponding increase of $.04 per share compared to the same period last year. Since the beginning of 1996, the Company acquired and developed a total of 25,154 apartment homes in 81 apartment communities (including 14,320 completed apartment homes in 44 apartment communities acquired in the South West Merger), representing a 70.9% expansion in the number of apartment homes owned during that period. These non-mature apartment homes provided a substantial portion of the aggregate reported increases.

ALL APARTMENT COMMUNITIES

The operating performance for the Company's 217 apartment communities containing 58,473 completed apartment homes for the three months ended March 31, 1997 and 145 apartment communities containing 35,036 apartment homes for the three months ended March 31, 1996, respectively, is summarized as follows:

                                   Three Months Ended
                                       March 31,
                                    (In thousands)
                              1997          1996      % Change
                           -----------------------------------
Rental income              $   89,236    $  53,280      67.5%
Rental expenses               (37,399)     (23,223)     61.0%
Real estate depreciation      (16,162)     (10,466)     54.4%
                           -----------------------------------
Net rental income (1)      $   35,675    $  19,591      82.1%
                           ===================================

Weighted average number
     of  apartment homes       56,288       34,460      63.3%
Economic occupancy (2)           91.5%        93.1%     (1.6%)
Average monthly rents      $      562    $     529       6.2%

(1) Net rental income for an apartment community is defined as total rental income, less rental expenses, less real estate depreciation.

(2) Economic occupancy is defined as rental income (gross potential rent less vacancy loss, management units, move-in concessions and credit loss) divided by potential collections (gross potential rent less management units and move-in concessions) for the period, expressed as a percentage.

Due to the acquisition and development of 25,154 apartment homes since January 1, 1996, the weighted average number of apartment homes increased 63.3% to 56,288 for the three months ended March 31, 1997. As a result of the increase in the number of apartment homes acquired since January 1, 1996, the Company has experienced significant increases in rental income, rental expenses and real estate depreciation for the three months ended March 31, 1997.

MATURE APARTMENT COMMUNITIES

The operating performance for the Company's 136 mature apartment communities containing 33,319 apartment homes for the three months ended March 31, 1997 and 1996 is summarized as follows:


                                     Three Months Ended
                                         March 31,
                                       (In thousands)
                               1997         1996       % Change
                           -------------------------------------

Rental income              $   53,284    $  51,385         3.7%
Rental expenses               (23,070)     (22,349)        3.2%
Real estate depreciation       (9,554)     (10,134)       (5.7%)
                           -------------------------------------
Net rental income          $   20,660    $  18,902         9.3%
                           =====================================

Economic occupancy               91.8%        93.0%       (1.2%)
Average monthly
    rental rates           $      562    $     539         4.2%

For the three months ended March 31, 1997, the Company's mature communities provided approximately 60% of the Company's apartment rental income and net rental income. During the first quarter of 1997, the Company's mature apartment communities experienced good rent and other income growth. Compared to the same period last year, total rental income from these apartment homes grew 3.7%, or $1.9 million, reflecting an increase in average monthly rents of 4.2% to $562 per month, or an increase of $2.3 million. In addition, other income, primarily fee income, increased $429,000 or 26.5%. The rental rate increase was offset by a 1.2% decline in economic occupancy to 91.8%, which resulted from a decrease in physical occupancy of 1.4% and an improvement in credit loss of .2%. The economic occupancy declined due to the weakening of certain major markets during the last half of 1996 including Columbia, South Carolina, Greenville,

South Carolina, Washington, DC, Jacksonville, Florida, Richmond, Atlanta and Hampton Roads. Overall, economic occupancy bottomed out in January 1997 and has been trending upward during the remainder of the first quarter to 92.3% for March 1997. The Company attributes the market softness primarily to increased home buying, a slowdown in job growth and an oversupply of apartment homes in certain of the southeastern markets. The Company expects to maintain rent growth in the 4% range and economic occupancy in the 92% range during 1997.

For the three months ended March 31, 1997, rental expenses at these communities increased 3.2%, or $721,000, resulting in a decrease in the operating expense ratio (the ratio of rental expenses to rental income) of .2% to 43.3%. The 3.2% increase in operating expenses is attributable to higher real estate taxes, insurance, marketing and advertising and incentive compensation earned by apartment site associates. Real estate taxes increased approximately $101,000 over the same period last year as the Company has experienced continuing pressure on this expense item over the past year. Casualty insurance expense has increased approximately $107,000 over the same period last year. Over the past several years, the Company experienced several large casualty insurance claims relating to hurricane and storm damage which resulted in a significant increase in insurance rates beginning with its July 1, 1996 policy year. Marketing and advertising costs increased approximately $290,000 over the same period last year as a direct result of softening in certain major markets. Incentive compensation earned by the site associates increased approximately $200,000 due to the better performance achieved by these communities compared to the same period last year. The Company expects the rate of growth in rental expenses to range in the 3% to 4% range during 1997. The first quarter of 1996 included approximately $400,000 of weather related expenses which included high levels of gas, snow removal and repair labor expenses.

For the three months ended March 31, 1997, depreciation expense decreased $580,000 or 5.7%, primarily as a result of the transfer of properties from real estate held for investment to real estate held for disposition since the first quarter of 1996. Depreciation ceases when properties are transferred from real estate held for investment to real estate held for disposition in accordance with the Company's accounting policy.

NON-MATURE COMMUNITIES

The operating performance for the three months ended March 31, 1997 for the Company's 81 non-mature apartment communities which includes: (i) the 30 apartment communities containing 7,712 apartment homes acquired during 1996 and a 253 unit community acquired in 1995 and not stabilized due to significant rehabilitation, (ii) the 44 apartment communities containing 14,215 apartment homes acquired on December 31, 1996 in connection with the South West Merger (excluding 105 newly developed apartment homes), (iii) the seven apartment communities containing 2,592 apartment homes acquired since January 1, 1997,
(iv) the four apartment communities containing 652 apartment homes sold since January 1, 1996 and (v) the 382 apartment homes developed since January 1, 1996 is summarized as follows (dollars in thousands):


                                                      Former          1997 Acquisitions,
                           1996 Acquisitions        South West        Development & Sales    Total Non-Mature
                           Three Months Ended    Three Months Ended   Three Months Ended    Three Months Ended
                                 March 31,          March 31,             March 31,             March 31,
                              1997     1996      1997        1996       1997       1996      1997        1996
                          -------------------   -------------------   -------------------   ------------------
Rental income             $ 12,620   $   958    $ 21,785    $  --      $ 1,547     $ 937    $ 35,952  $ 1,895
Rental expenses             (5,041)     (446)     (8,810)      --         (478)     (428)    (14,329)    (874)
Real estate depreciation    (2,310)     (332)     (4,119)      --         (179)      --       (6,608)    (332)
                          -------------------   -------------------   -------------------   ------------------
Net rental income         $  5,269   $   180    $  8,856   $   --     $    890     $ 509    $ 15,015  $   689
                          ===================   ===================   ===================   ==================

For the three months ended March 31, 1997, the Company's non-mature apartment communities provided approximately 40% of the Company's apartment rental income and net rental income. Rental income, rental expenses and real estate depreciation increased from 1996 to 1997 directly as a result of the increase in the number of apartment homes acquired during 1996 and 1997. For the 25,154 apartments homes in the 81 non-mature communities acquired and developed since January 1, 1996, average economic occupancy was 91.0% and the operating expense ratio was 39.1% during the first quarter of 1997.

1996 ACQUISITIONS
The 30 apartment communities containing 7,712 apartment homes that were acquired during 1996 (excluding the South West Merger) provided a significant increase in rental income, rental expenses and depreciation expense for the Company's apartment portfolio. For the first quarter of 1997, these apartment communities had economic occupancy of 88.3% and an operating expense ratio of 39.1%. The first year return on investment for these communities was projected at 9.5%, however, the actual first quarter return on investment, on an average investment of approximately $329 million, was 8.9%. The shortfall in the performance of the 1996 acquisitions was primarily due to the under-performance of nine apartment communities that were acquired in August 1996 as part of a portfolio transaction which had a concentration of communities in the Greensboro/Winston-Salem, North Carolina market. Occupancy levels in this region peaked in the 93% to 94% range in August 1996 when the Company acquired these properties and has fallen to approximately 85.1% for the first quarter of 1997.

SOUTH WEST PROPERTY TRUST, INC. (SWP)
The acquisition of the 44 apartment communities containing 14,215 apartment homes included in the SWP Merger on December 31, 1996, provided the largest increases in rental income, rental expenses and depreciation expenses for the Company's entire apartment portfolio. For the first quarter of 1997, these apartment communities had economic occupancy of 91.9% and an operating expense ratio of 39.6%. The first year return on investment for the SWP Portfolio was projected to be 9.5% which approximates the 9.7% return on investment posted during the first quarter of 1997. Included in the SWP communities are 12,361 stabilized apartment communities (those acquired, developed and stabilized prior to January 1, 1996) which experienced rent growth of 4.7% over the amounts reported last year by SWP, an average economic occupancy of 91.7% and an operating expense ratio of 43.3%.

1997 ACQUISITIONS, DEVELOPMENT AND SALES
Included in this category are the seven apartment communities containing 2,592 apartment homes acquired by the Company during the first quarter of 1997 which are projected to have a first year return on investment of approximately 9.8% and the 530 apartment homes developed since January 1, 1997 (the 1996 figures include results of operations of four apartment communities containing 652 apartment sold during 1996). These communities did not have a material impact on first quarter 1997 results of operations.

COMMERCIAL PROPERTIES

Rental income, rental expenses and real estate depreciation from commercial properties decreased $810,000, $279,000 and $94,000 respectively during the three months ended March 31, 1997, compared to the same period last year. These decreases were directly attributable to the sale of four shopping centers and one industrial park since the beginning of 1996.

INTEREST EXPENSE

For the three months ended March 31, 1997 interest expense increased $8.5 million or $.03 per common share over the same period last year. The weighted average amount of debt employed during 1997 was higher than it was in 1996 ($1.0 billion in 1997 versus $554 million in 1996). The weighted average interest rate on this debt was slightly lower in 1997 decreasing from 7.6% in 1996 to 7.3%. The lower average interest rate during 1997 reflected the increased reliance on lower rate short-term bank borrowings increased in 1997 compared to 1996 ($72.3 million weighted average outstanding in 1997 versus $42.5 million in 1996).

GENERAL AND ADMINISTRATIVE

During the first quarter of 1997, general and administrative expenses increased by $450,000 over the same period last year. In 1997, the Company incurred increases in most of its general and administrative expense categories which is directly attributable to the increased size of the Company, however, general and administrative expense as a percentage of rental revenues decreased .5% from 2.5% during the 1996 period to 2.0% in 1997 due to ecomonies of scale. During the first quarter of 1997, general and administrative expenses grew 33% while rental income grew by 64% over the same period last year.

GAINS ON SALES OF INVESTMENTS

During the first quarter of 1997, the Company recognized a gain for financial reporting purposes of $2.1 million on the sale of its investment in the preferred stock of First Washington Realty Trust, Inc. The Company sold four shopping centers to First Washington Realty Trust, Inc. on June 30, 1995 and in connection with the sales, received cash and 358,000 shares of First Washington's 9.75% Series A Cumulative Participating Convertible Preferred Stock having a fair value of $7.7 million on the date of sale.

During the first quarter of 1996, the Company sold one shopping center and recognized a $965,000 gain for financial reporting purposes.

INFLATION

The Company believes that the direct effects of inflation on the Company's operations have been inconsequential.

                                    PART II

ITEM 1.   LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES

         None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 6, 1997, the Company held its Annual Meeting of Shareholders. A total of 73,453,881 shares of common stock, representing 85% of the 86,288,728 shares outstanding and entitled to vote as of the March 14, 1997 record date were represented in person or by proxy and constituted a quorum.

         At the meeting twelve (12) directors were re-elected. Each director will serve an approximate one (1) year term until the Company's next Annual Meeting. The following persons were elected Directors with each receiving at least 72,072,913 shares, representing 83.5 % of the total number of shares entitled to vote at the meeting and 98% of the shares voted: Jeff C. Bane, R. Toms Dalton, James Dolphin, Barry M. Kornblau, John C. Lanford, John P. McCann,
H. Franklin Minor, Lynne B. Sagalyn, Mark J. Sandler, Robert W. Scharar, John S. Schneider and C. Harmon Williams, Jr..

         The 1991 Stock Purchase and Loan Plan was amended as follows: (i) allow participation by all employees, in addition to the officers of the Company, (ii) increase the number of shares of Common Stock that can be issued from 600,000 shares to 1,400,000 shares, (iii) extend the termination date from 2001 to 2010,
(iv) provided that neither the shares fully paid for by a participant nor shares purchased by a participant and reacquired by the Company from that participant shall be counted in any determination of the number of shares issued under the 1991 Stock Purchase and Loan Plan. The 1991 Stock Purchase and Loan Plan amendment received 70,240,447 shares, representing 81.4% of the total number of shares entitled to vote at the meeting and 81.4% of the shares voted.

         The 1985 Stock Option Plan was amended to allow independent directors leaving the Board with over 10 years of service to exercise stock options upon the earlier to occur of: (i) the date of termination of the stock options or
(ii) the second anniversary of termination of service on the Board. The 1985 Stock Option Plan amendment received 69,202,451 shares, representing 80.2% of the total number of shares entitled to vote at the meeting and 94.2% of the shares voted.

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed on the accompanying index to exhibits are filed as part of this quarterly report.


(b) A Form 8-K dated December 31, 1996 was filed with the Securities and Exchange Commission on January 15, 1997. The filing reported the acquisition by the Company of South West Property Trust Inc. effective at the close of business on December 31, 1996. This Form 8-K was amended by a Form 8-K/A filed March 17, 1997. The financial statements filed as part of this report were the consolidated financial statements and notes thereto of South West Property Trust Inc. as of and for each of the three years in the period ended December 31, 1996.

         A Form 8-K dated January 21, 1997 was filed with the Securities and Exchange Commission on January 21, 1997. The filing reported the pro forma results of the Company for the nine months ended September 30, 1996 and the year ended December 31, 1995.

                                 EXHIBIT INDEX

                                   Item 6 (a)

         The exhibits listed below are filed as part of this quarterly report. References under the caption "Location" to exhibits, forms, or other filings indicate that the form or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference.



Exhibit           Description                                 Location
-------           ---------------------------------------     ---------------------------------------------------
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

3(a)              Restated Articles of Incorporation          Exhibit 4(i)(c) to the Company's Form S-3
                                                              Registration Statement (Registration No. 33-64275)

3(a)(i)           Amendment of  Restated Articles of          Exhibit 6(a)(4) to the Company's Form 8-A
                  Incorporation                               Registration Statements dated April 19, 1990 and
                                                              April 24, 1995.

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

 10(i)            Employment Agreement between                Exhibit 10(v)Ii) to the Company's Annual Report on
                  the Company and John P. McCann              Form 10-K for the year ended December 31, 1982.
                  dated October 29, 1982

10(ii)            Employment Agreement between                Exhibit 10(v)(ii) to theCompany's Annual Report on the
                  Company and James Dolphin                   Form 10-K for the year ended December 31, 1982.
                  dated October 29, 1982.

10(iii)           Employment Agreement between                Exhibit 10(iii) to the Company's Annual
                  The Company and Barry M. Kornblau,          Report on Form 10-K for the year ended
                  dated February 1, 1991.                     December 31, 1990.

10(iv)            Employment Agreement between                Exhibit 10(iv) to the Company's Annual.
                  the Company and John S. Schneider           Report on Form 10-K for the year ended
                  dated December 14, 1996.                    December 31, 1996.

10(v)             Employment Agreement between                Exhibit 10(v) to the Company's Annual.
                  the Company and Robert F. Sherman           report on Form 10-K for the year ended
                  dated December 19, 1996.                    December 31, 1996.

10(vi)            Employment Agreement between                Exhibit 10(vi) to the Company's Annual
                  the Company and David L. Johnston           Report on Form 10-K for the year ended
                  dated December 19, 1996.                    December 31, 1996.

10(vii)           1985 Stock Option Plan,                     Filed herewith.
                  as amended.

10(viii)          1991 Stock Purchase and Loan,               Filed herewith.
                   as amended.

10(ix)            Amended and Restated Agreement              Exhibit 10(vi) to the Company's Annual Report on
                  of Limited Partnership of                   Form 10-K for the year ended December 31, 1995.
                  United Dominion Realty, L.P.
                  Dated as of December 31, 1995.

12                Computation of Ratio of Earnings            Filed herewith.
                  to Fixed Charges

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Dominion Realty Company, Inc.
------------------------------------
          (registrant)


Date: May 15, 1997                  /s/ James Dolphin
------------------                  -----------------
                                    James Dolphin
                                    Executive Vice President and Chief
                                           Financial Officer

Date: May 15, 1997                  /s/ Jerry A. Davis
------------------                  ------------------
                                    Jerry A. Davis
                                    Vice-President, Corporate Controller and
                                           Principal Accounting Officer