Form 10-Q
period 1997-06-30
UNITED DOMINION REALTY TRUST INC
filed 1997-08-14
CIK 74208

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

                  For the quarterly period ended June 30, 1997

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


              10 South Sixth Street, Richmond, Virginia 23219-3802 (Address of principal executive offices - zip code)


                                 (804) 780-2691
              (Registrant's telephone number, including area code)

                                 Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to filing requirements for at least the past 90 days.

                                                      Yes     X        No ____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       88,143,261 shares of common stock outstanding as of August 5, 1997

                       UNITED DOMINION REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands,except for share data)
                                  (Unaudited)



                                                                            June 30,                   December 31,
                                                                              1997                        1996
                                                                         --------------               ------------
Assets

Real estate owned:
     Real estate held for investment  (Note 3)                           $   2,135,654                $  2,007,612
         Less: accumulated depreciation                                        181,662                     173,291
                                                                           ------------                 -----------
                                                                             1,953,992                   1,834,321
     Real estate under development                                              62,716                      37,855
     Real estate held for disposition                                           85,431                      39,556
Cash and cash equivalents                                                        8,296                      13,452
Other assets                                                                    33,220                      41,720
                                                                           ------------                 -----------
     Total assets                                                        $   2,143,655                $  1,966,904
                                                                           ============                 ===========

Liabilities and shareholders' equity

Notes payable-secured (Note 4)                                           $     389,106                $    376,560
Notes payable-unsecured  (Note 5)                                              626,242                     668,275
Distributions payable to common shareholders                                    22,037                      19,699
Accounts payable, accrued expenses and other liabilities                        54,511                      49,962
                                                                           ------------                 -----------
     Total liabilities                                                       1,091,896                   1,114,496

Minority interest of unitholders in operating partnership                        2,021                       2,029

Shareholders' equity:
     Preferred stock, no par value; $25 liquidation preference,
       25,000,000 shares authorized;
         4,200,000 shares 9.25% Series A Cumulative Redeemable                 105,000                     105,000
         6,000,000 shares 8.60% Series B Cumulative Redeemable                 150,000                          --
     Common stock, $1 par value; 150,000,000 shares authorized
         87,274,566 shares issued and outstanding (81,982,551 in 1996)          87,275                      81,983
     Additional paid-in-capital                                                882,257                     814,795
     Notes receivable from officer-shareholders                                 (9,198)                     (5,926)
     Distributions in excess of net income                                    (165,596)                   (147,529)
     Unrealized gain on securities available-for-sale                               --                       2,056
                                                                           ------------                 -----------
     Total shareholders' equity                                              1,049,738                     850,379
                                                                           ------------                 -----------
     Total liabilities and shareholders' equity                          $   2,143,655                $  1,966,904
                                                                           ============                 ===========


See accompanying notes.

                       UNITED DOMINION REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)




                                                            Three Months Ended June 30,    Six Months Ended June 30,
                                                            ---------------------------    -------------------------
                                                                 1997        1996            1997          1996
                                                              ---------    ----------      ---------   -----------
Revenues
     Rental income                                            $  95,382    $  57,197       $ 185,366   $   112,036
     Interest and other non-property income                         137          445             388           795
                                                               ---------    ---------       ---------   -----------
                                                                 95,519       57,642         185,754       112,831

Expenses
    Rental  expenses:
        Utilities                                                 5,658        3,857          12,124         8,385
        Repairs and maintenance                                  14,206       10,597          26,179        19,136
        Real estate taxes                                         7,796        4,209          14,907         8,189
        Property management                                       3,297        1,247           6,074         2,748
        Other rental expenses                                    10,000        5,279          19,289        10,453
    Real estate depreciation                                     19,127       10,805          35,289        21,365
    Interest                                                     19,769       11,237          38,919        21,883
    General and administrative                                    1,820        1,549           3,653         2,932
    Other depreciation and amortization                             395          276             845           560
   Impairment loss on real estate held for disposition               --          290              --           290
                                                               ---------    ---------       ---------   -----------
                                                                 82,068       49,346         157,279        95,941

Income before gains (losses) on sales of investments and
    minority interest of unitholders in operating partnership    13,451        8,296          28,475        16,890
Gains on sales of investments                                     1,254         (129)          3,374           836
Minority interest of unitholders in operating partnership           (28)          (1)            (59)           (1)
                                                               ---------    ---------       ---------   -----------

Net income                                                       14,677        8,166          31,790        17,725

Dividends to preferred shareholders                               3,611        2,428           6,039         4,856
                                                               ---------    ---------       ---------   -----------

Net income available to common shareholders                   $  11,066    $   5,738       $  25,751   $    12,869
                                                               =========    =========       =========   ===========


Net income per common share                                   $     .13    $     .10       $     .30   $       .23
                                                               =========    =========       =========   ===========

Dividends declared per common share                           $   .2525    $     .24       $   .5050   $       .48
                                                               =========    =========       =========   ===========

Weighted average number of common shares outstanding             86,877       56,666          85,967        56,566



See accompanying notes.

                       UNITED DOMINION REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF  CASH FLOWS
                                 (In thousands)
                                  (Unaudited)



Six Months Ended June 30,                                                                 1997              1996
------------------------------------------------------------------------------------ --------------      -----------
Operating Activities
       Net income                                                                    $   31,790          $  17,725
       Adjustments to reconcile net income to cash provided
            by operating activities:
              Depreciation and amortization                                              36,134             21,925
              Minority interest of unitholders in operating partnership                      59                  1
              Impairment loss on real estate held for disposition                            --                290
              Gains on sales of investments                                              (3,374)              (836)
              Amortization of deferred financing costs                                      810                617
              Changes in operating assets and liabilities:
                   Increase in operating liabilities                                      2,473              8,555
                   Increase in operating assets                                          (4,572)            (1,184)
                                                                                      ----------           --------
Net cash provided by operating activities                                                63,320             47,093

Investing Activities
       Acquisition of real estate, net of debt and liabilities assumed                 (150,615)           (77,723)
       Capital expenditures                                                             (45,966)           (24,856)
       Development of real estate assets                                                (24,861)            (2,955)
       Net proceeds from sales of investments                                            27,089             15,794
       Proceeds from interest rate hedge transaction                                      1,538                 --
       Payments on notes receivable                                                       2,142                  2
                                                                                      ----------           --------
Net cash used in investing activities                                                  (190,673)           (89,738)

Financing Activities
       Net proceeds from the issuance of common stock                                    59,670              1,141
       Net proceeds from the sale of preferred stock                                    145,275                 --
       Net proceeds from the sale of common stock through the dividend reinvestment
          and stock purchase plan                                                        14,538              3,733
       Gross proceeds from the issuance of unsecured notes payable                      125,000                111
       Net borrowings (repayments) of short-term bank borrowings                       (104,750)            82,400
       Distributions paid to preferred shareholders                                      (4,856)            (4,856)
       Distributions paid to common shareholders                                        (41,482)           (26,257)
       Distributions paid to minority interest unitholders                                  (67)                --
       Scheduled mortgage principal payments                                             (2,773)            (1,213)
       Mortgage financing proceeds released from construction funds                          --              2,665
       Payments on unsecured notes                                                      (63,414)           (10,000)
       Non-scheduled payments on secured notes payable                                   (3,350)               (77)
       Payment of financing costs                                                        (1,594)              (314)
                                                                                      ----------           --------
Net cash provided by financing activities                                               122,197             47,333

Net increase (decrease) in cash and cash equivalents                                     (5,156)             4,688
Cash and cash equivalents, beginning of period                                           13,452              2,904
                                                                                      ----------           --------

Cash and cash equivalents, end of period                                             $    8,296          $   7,592
                                                                                      ==========           ========

Supplemental Information
       Interest paid during the period                                               $   37,628          $  22,087
       Secured debt assumed through the acquisition of properties                        22,063             15,748



See accompanying notes.

                       UNITED DOMINION REALTY TRUST, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
               (In thousands, except share and per share amounts)
                                  (unaudited)




                                                                  Common Stock, $1 Par Value       Preferred Stock
                                                                  --------------------------  ------------------------
                                                                     Number                       Number
                                                                    of Shares      Amount       of Shares       Amount
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                       81,982,551       $81,983     4,200,000      $105,000

Common shares issued in public offering                             4,000,000         4,000             -             -
Preferred shares-Series B issued in public offering                         -             -     6,000,000       150,000
Exercise of common share options                                       30,697            30             -             -
Common shares purchased by officers, net of repayments                230,000           230             -             -
Common shares issued through dividend reinvestment and
    stock purchase plan                                             1,030,680         1,031             -             -
Common shares issued through employee stock purchase plan                 638             1             -             -
Net income                                                                  -             -             -             -
Preferred stock-Series A distributions declared ($1.16 per share)           -             -             -             -
Preferred stock-Series B distributions declared ($.56 per share)            -             -             -             -
Common stock distributions declared ($.5050 per share)                      -             -             -             -
Realized gain on securities available-for-sale                              -             -             -             -
                                                                  ===========  ============  ============ =============
Balance at June 30, 1997                                           87,274,566       $87,275    10,200,000      $255,000
                                                                  ==========   ============  ============ =============



                       UNITED DOMINION REALTY TRUST, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
               (In thousands, except share and per share amounts)
                                  (unaudited)



                                                                                                            Unrealized
                                                                                                             Gain on
                                                                  Additional  Receivable    Distributions   Securities    Total
                                                                   Paid-in  from Officer   in Excess of    Available-  Shareholders'
                                                                   Capital  Shareholders    Net Income      for-Sale      Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                      $814,795     ($5,926)      ($147,529)       $2,056       $850,379

Common shares issued in public offering                             55,420           -               -             -         59,420
Preferred shares-Series B issued in public offering                 (4,908)          -               -             -        145,092
Exercise of common share options                                       284           -               -             -            314
Common shares purchased by officers, net of repayments               3,149      (3,272)              -             -            107
Common shares issued through dividend reinvestment and
    stock purchase plan                                             13,507           -               -             -         14,538
Common shares issued through employee stock purchase plan               10           -               -             -             11
Net income                                                               -           -          31,790             -         31,790
Preferred stock-Series A distributions declared ($1.16 per share)        -           -          (4,856)            -         (4,856)
Preferred stock-Series B distributions declared ($.56 per share)         -           -          (1,183)            -         (1,183)
Common stock distributions declared ($.5050 per share)                   -           -         (43,818)            -        (43,818)
Realized gain on securities available-for-sale                           -           -               -        (2,056)        (2,056)
                                                                 =========  ==========  ==============  ============ ==============
Balance at June 30, 1997                                          $882,257     ($9,198)      ($165,596)           $0     $1,049,738
                                                                 =========  ==========  ==============  ============ ==============

See accompanying notes.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  Basis of presentation
The accompanying consolidated financial statements include the accounts of United Dominion Realty Trust, Inc. and its wholly owned subsidiaries, including United Dominion Realty, L.P., its Operating Partnership, (collectively, the "Company"). The financial statements of the Company include the minority interest of unitholders in the operating partnership. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 1997 and results of operations for the interim periods ended June 30, 1997 and 1996. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and related notes appearing in the Company's December 31, 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.  Reclassifications
Certain previously reported amounts have been reclassified to conform with the current financial statement presentation.

3. Real estate held for investment
The following table summarizes real estate held for investment:

                                            June 30,      December 31,
Dollars in thousands                           1997               1996
----------------------------------------------------------------------
Land and land improvements              $   376,185       $    353,092
Buildings and improvements                1,631,006          1,537,387
Furniture, fixtures and equipment           124,215            115,308
Construction in progress                      4,248              1,825
                                        -----------       ------------
Real estate held for investment         $ 2,135,654        $ 2,007,612
                                        ===========        ===========

4. Notes payable - secured
Notes payable-secured, which encumber $756.6 million or 33% of the Company's real estate owned ($1.6 billion or 67% of the Company's real estate owned is unencumbered) consist of the following at June 30, 1997:



                                   Principal   Weighted Average   Weighted Average    No. Communities
Dollars in thousands                Balance      Interest Rate    Years to Maturity     Encumbered
-----------------------------------------------------------------------------------------------------
Fixed-Rate Mortgage Notes         $  122,132          8.3%              3.7                  20
Fixed-Rate Tax-Exempt Notes          116,732          6.9%             23.8                  17
Fixed-Rate REMIC Financings           90,022          7.8%              3.5                  27
Fixed-Rate Secured Notes (a)          45,000          7.3%              2.1                   6
                                  -------------------------------------------------------------------
     Total Fixed-Rate Notes          373,886          7.7%             10.9                  70

Variable-Rate Secured Notes           13,020          6.3%              2.2                   2
Variable-Rate Tax-Exempt Notes         2,200          5.4%              5.4                   1
                                  -------------------------------------------------------------------
   Total Variable-Rate Notes          15,220          6.2%              2.6                   3
                                  -------------------------------------------------------------------
Total notes payable - secured     $  389,106          7.7%              9.5                  73
                                  ===================================================================

(a) Variable-rate secured notes payable which have been effectively swapped to a fixed-rate at June 30, 1997 consist of a $40 million variable-rate secured senior credit facility which encumbers six apartment communities and a $5 million variable-rate construction note payable. The interest rate swap agreements have an aggregate notional value of $45 million under which the Company pays a fixed-rate of interest and receives a variable-rate on the notional amounts. The interest rate swap agreements effectively change the Company's interest rate exposure on $45 million from a variable-rate to a weighted average fixed-rate of approximately 7.3%.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

5.  Notes payable - unsecured
A summary of notes payable - unsecured is as follows:



                                                            June 30,        December 31,
Dollars in thousands                                         1997               1996
                                                          -------------     ------------
Commercial Banks
         Borrowings outstanding under
              revolving credit facilities and
              other bank debt                             $  20,500 (a)     $ 125,250

Insurance Companies--Senior Unsecured Notes
         7.98% due March, 1997-2003                          44,571 (b)        52,000
         8.72% due November, 1996-1998 (c)                    4,000             4,000
                                                          ---------         ---------
                                                             48,571            56,000

Other         (d)                                             7,171             6,040
Senior Unsecured Notes - Other
         7.00% Note due January 15, 1997 (e)                     --            55,985
         7.25% Notes due April 1, 1999                       75,000            75,000
         8.50% Debentures due September 15, 2024 (f)        150,000           150,000
         7.95% Medium-Term Notes due July 12, 2006          125,000           125,000
         7.25% Notes due January 15, 2007                   125,000                --
         7.07% Medium-Term Notes due November 15, 2006       25,000            25,000
         7.02% Medium-Term Notes due November 15, 2005       50,000            50,000
                                                          ---------         ---------
                                                            550,000           480,985
                                                          ---------         ---------
               Total Unsecured Notes Payable              $ 626,242         $ 668,275
                                                          =========         =========

(a) The weighted average balance outstanding for the three months ended June 30, 1997 was $78.9 million and carried a weighted average daily interest rate of 6.2%. The weighted average balance outstanding for the six months ended June 30, 1997 was $75.1 million and carried a weighted average daily interest rate of 6.2%. The weighted average interest rate at June 30, 1997 was 6.4%.
(b) Payable in six equal annual principal installments of $7.4 million.
(c)           Payable in two equal annual principal installments of $2 million.
(d) Includes $6.7 million and $5.6 million at June 30, 1997 and December 31, 1996, respectively, of deferred gain from the termination of interest rate hedge transactions.
(e) Represents an unsecured note assumed in connection with the South West Property Trust Inc. statutory merger (the "South West Merger") on December 31, 1996. The note was repaid on January 3, 1997.
(f) Debentures include an investor put feature which grants a one time option to redeem debentures in September 2004.

6. Accounting Pronouncements
During the first quarter of 1997, the Financial Accounting Standards Board issued a new statement on the calculation of earnings per share (SFAS No. 128) which is effective beginning in the fourth quarter of 1997. Early adoption is prohibited. Under the new statement, primary and fully dilutive earnings per share are replaced with basic and diluted earnings per share. The Company's basic earnings per share and diluted earnings per share for the three month and six month periods ended June 30, 1997 and 1996 according to the new statements would not change from the reported amounts.

7. Subsequent Events
On August 1, 1997, the Company sold a portfolio of six apartment communities containing 1,204 apartment homes which had a weighted average age of 26 years for an aggregate sales price of approximately $34.7 million. For financial reporting purposes, the Company will recognize an approximate $9.6 million gain on the sale. The transaction was structured to qualify as a like-kind exchange under Section 1031 of the Internal Revenue Code, so the related capital gains can be deferred for federal income tax purposes. A seventh property included in the portfolio is scheduled to close in September 1997.

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

The Company is an owner and operator of primarily middle income apartment communities across the Sunbelt. The communities are located in 22 major markets dispersed throughout a 15 state area extending from Delaware to Nevada where it seeks to be a market leader by operating a sufficiently sized portfolio of apartments within each market. The Company believes this market diversification increases investment opportunity and decreases the risk associated with cyclical local real estate markets and economies. The Company's investment strategy focuses on acquiring apartment communities in its major markets where it can add value. The following table summarizes the Company's major apartment market information:



                                                                Three Months Ended         Six Months Ended
                             As of June 30, 1997                   June 30, 1997             June 30, 1997
                  -----------------------------------------  ------------------------  ----------------------
                                                                             Average                 Average
                     Number of     Number of      % of                       Monthly                 Monthly
                     Apartment     Apartment    Apartment     Economic       Rental     Economic      Rental
Market              Communities      Homes       Homes       Occupancy**     Rates*    Occupancy**    Rates
-----------------------------------------------------------  ------------------------  ----------------------
Held for investment
Dallas, TX               22          8,117        14%           93.7%         $ 544       93.4%       $ 538
Richmond, VA             10          3,253         5%           91.5%           551       90.8%         547
Columbia, SC             11          3,234         5%           92.5%           498       90.9%         498
Raleigh, NC              10          2,951         5%           94.0%           649       94.9%         646
Charlotte, NC            13          2,915         5%           94.5%           573       93.2%         570
Tampa, FL                10          2,913         5%           93.4%           572       93.9%         568
Orlando, FL               9          2,816         5%           96.5%           570       95.3%         568
Eastern NC               10          2,530         4%           95.9%           560       95.5%         558
Greensboro, NC            9          2,222         4%           84.2%           545       84.7%         544
Nashville, TN             8          2,116         4%           91.6%           584       91.6%         581
San Antonio, TX           5          1,983         3%           92.7%           614       92.5%         614
Baltimore, MD             7          1,614         3%           92.0%           656       92.4%         653
Greenville, SC            7          1,566         3%           85.6%           526       85.5%         525
Atlanta, GA               6          1,462         2%           90.2%           600       89.2%         600
Houston, TX               4          1,450         2%           91.1%           465       90.5%         464
Hampton Roads, VA         6          1,428         2%           90.3%           556       89.8%         554
Jacksonville, FL          3          1,157         2%           85.2%           596       86.3%         595
Washington, DC            5          1,113         2%           86.3%           736       86.6%         734
Ft. Lauderdale, FL        4            960         2%           94.1%           786       94.3%         783
Memphis, TN               4            935         2%           89.3%           514       90.3%         511
Austin, TX                3            867         1%           87.7%           533       88.9%         532
Phoenix, AZ               3            712         1%           91.4%           643       90.6%         643
Other                    33          7,624        13%           91.4%           559       91.1%         558
                    -----------------------------------      ----------------------    --------------------
                        202         55,938        94%           91.9%           572       91.7%         570

Held for disposition     16          3,499         6%           91.4%           506       91.2%         504
                    ---------------------------------        ----------------------    --------------------
            Total       218         59,437       100%           91.9%          $568       91.6%        $566
                    =================================        ======================    ====================

* Average monthly rental rates represent potential rent collections (gross potential rents less market adjustments), which approximate net effective rents. These figures exclude 1997 acquisitions.

** Economic occupancy is defined as rental income (gross potential rent less vacancy loss, management units, units held out of service, move-in concessions and credit loss) divided by potential collections (gross potential rent less management units, units held out of service and move-in concessions) for the period, expressed as a percentage. These figures exclude 1997 acquisitions.

Liquidity and Capital Resources

As a qualified real estate investment trust ("REIT"), the Company distributes a substantial portion of its cash flow to its shareholders in the form of quarterly distributions. The Company seeks to retain sufficient cash to cover normal operating needs, including routine replacements and to help fund additional acquisitions and development activity. For the six months ended June 30, 1997, the Company's cash flow from operating activities exceeded cash distributions paid to preferred and common shareholders by approximately $17.0 million. The Company utilizes a variety of primarily external financing sources to fund portfolio growth, major capital improvement programs and balloon debt payments. The Company's bank lines of credit generally have been used to temporarily finance these expenditures and subsequently this short-term bank debt has been replaced with longer term debt or equity.

Operating Activities

For the six months ended June 30, 1997, the Company's cash flow from operating activities increased approximately $16.2 million over the same period last year. This increase was primarily a result of the significant expansion of the Company's portfolio of apartment communities as discussed below and under "Results of Operations".

The Company considers its cash provided by operating activities adequate to meet its operating requirements and payments of distributions to both common and preferred shareholders.

Investing Activities

During the six months ended June 30, 1997, net cash used for investing activities was approximately $190.7 million compared to approximately $89.7 million for the same period last year. The level of investing activities primarily reflects the increased levels of the Company's acquisition, capital expenditure and development programs.

Acquisitions
The Company expects to purchase between 7,000 and 9,000 apartment homes at an aggregate purchase price between $300 million and $400 million during 1997. The Company's seeks to acquire apartment communities that can provide a first year weighted average return on average investment of approximately 9.7% which may vary depending on market conditions.

During the first six months of 1997, the Company acquired 12 apartment communities containing 4,106 apartment homes and the second phase of an apartment community acquired in 1996 containing 100 apartment homes at a total cost of approximately $176.1 million, including closing costs. All of the apartment communities acquired were located in the Company's major markets. The apartment communities acquired were as follows:


                                                                           Purchase
Purchase                                              No. Apt.   Year       Price      Cost
 Date         Name/Location                            Homes     Built     (000's)    per Home
----------------------------------------------------------------------------------------------
02/19/97      Club at Hickory Hollow/Nashville, TN      406      1987       $17,371   $42,800
02/28/97      Stoney Pointe/ Charlotte, NC*             400      1991        17,355    43,400
02/28/97      Crosswinds/Wilmington, NC                 380      1990        19,326    50,900
02/28/97      Dominion Trinity  Park/ Raleigh, NC*      380      1994        22,155    58,300
03/25/97      Anderson Mill/Austin, TX                  350      1984        14,305    40,900
03/27/97      Oak Ridge/Dallas, TX                      486      1983        17,290    35,600
03/27/97      Breckenridge/Nashville, TN                190      1986         8,480    44,600
04/22/97      Northwinds II/Greensboro, NC**            100      1997         4,765    47,700
05/09/97      Green Oaks I/Houston, TX***               440      1985        15,260    34,700
05/09/97      Skyhawk/Houston, TX                       224      1984         9,456    42,200
06/06/97      Cambridge Woods/Tampa, FL                 274      1985         8,957    32,700
06/18/97      Kelly Crossing/Dallas, TX                 304      1984        11,653    38,300
06/25/97      Green Oaks II/Houston, TX***              272      1985         9,680    35,600
                                                      ----------------------------------------
              1997 Total/Weighted Average             4,206      1987      $176,053   $41,900
                                                      ========================================

              * In connection with the acquisition of Dominion Trinity Park and Stoney Pointe, the Company assumed two mortgage notes payable aggregating $22 million with a weighted average interest rate of approximately 8.4%.

              ** This represents the second phase of an apartment community acquired by the Company in August, 1996.

              *** These two properties will be operated as one apartment community under the name Green Oaks Apartments.

On July 1, 1997, the Company acquired a portfolio of five apartment communities containing 934 apartment homes for an aggregate purchase price of approximately $36.0 million, including closing costs. All of the properties are located in Florida.

Real estate under development

At June 30, 1997, the Company had 1,234 apartment homes under development as outlined below (dollars in thousands):



                                                                                    Total
                                                                    Development    Estimated               Expected
                                           No. Apt.   Completed        Costs      Development   Cost      Completion
Property                  Location          Homes     Apt. Homes      to Date       Cost        per Home     Date
--------------------------------------------------------------------------------------------------------------------
Apartment Communities
Providence Court        Charlotte, NC        420          326        $ 27,801      $ 29,698     $ 70,700    4Q `97
Dominion Franklin       Nashville, TN        360           --           2,888        23,236       64,500    4Q `98
                                            ------------------------------------------------------------
                                             780          326          30,689        52,934       67,900

Additional Phases
England Run II          Fredericksburg, VA   168           --           6,139        10,740       63,900    3Q `97
Brantley Pines II       Ft. Myers, FL         96           96           6,637         6,755       70,400    2Q `97
Oak Park II             Dallas, TX            80           80           4,332         4,581       57,300    1Q `97
Oak Forest II           Dallas, TX           260           24           7,948        10,612       40,800    1Q `98
Steeplechase II         Greensboro, NC       176           --           4,325        11,616       66,000    3Q `97
Greenway Park II        Phoenix, AZ           20           --             641         1,282       64,100    4Q `97
Mill Creek II           Wilmington, NC       180           --           1,357        11,719       65,100    3Q `98
Other                                         --           --             648            --           --
                                            ------------------------------------------------------------
                                             980          200          32,027        57,305     $ 58,500
                                            ------------------------------------------------------------
                                           1,760          526       $  62,716      $110,239     $ 62,600
                                           =============================================================

Consistent with the Company's acquisition strategy, development activity is expected to be focused primarily in its major markets. During the first six months of 1997, the Company invested approximately $24.9 million in nine properties currently under development, which includes two apartment communities and seven additional phases to existing apartment communities. The Company expects to spend in excess of $60 million on development activity during 1997. At various times during the first six months of 1997, 421 apartment homes were completed and became available for occupancy, including the completion of the additional phase at Oak Park Apartments and Brantley Pines Apartments. Development activity is generally progressing on schedule and on budget. Absorption at the completed apartment homes in Charlotte, North Carolina and Ft. Myers, Florida has been slower than projected year to date, however, absorption has been very good at the Dallas, Texas property. These additions did not have a material impact on results of operations for the quarter or six months ended June 30, 1997.

Capital Expenditures
During the six months ended June 30, 1997, the Company spent approximately $46.0 million on capital improvements to its apartment portfolio. The Company has a policy of capitalizing expenditures related to acquisitions and the enhancement of the value, or the substantial extenuation of the useful life of an existing asset. Some of these capital expenditures relate to an upgrade program that began in 1996 to modernize certain of the Company's older apartment communities. These upgrades primarily involve updating kitchens and bathrooms and are designed to enhance rent growth and add value to the apartment communities. In addition, the Company has several initiatives in place such as: (i) submetering of water and sewer to residents where local and state regulations allow the cost to be passed to the resident, (ii) gating and fencing apartment communities,
(iii) installing monitoring devices such as intrusion alarms or controlled access devices, (iv) enlarging fitness centers and (v) adding business centers. Capital expenditures during 1997 are expected to be similar to 1996 levels with the Company spending approximately $400 per mature apartment home on revenue enhancing expenditures and $400 to $500 per unit on recurring capital expenditures.

Disposition of investments
Securities available-for-sale
During the first quarter of 1997, the Company sold its investment in the preferred stock of First Washington Realty Trust, Inc. obtained as partial consideration in the 1995 sale of four commercial properties. The Company received approximately $9.9 million in cash proceeds from the sale of the stock and recognized approximately a $2.1 million gain on the sale for financial reporting purposes.

Real estate held for disposition
During the first quarter of 1997, the Company transferred seven apartment communities aggregating $33.7 million, net of accumulated depreciation, from real estate held for investment to real estate held for disposition. During the second quarter of 1997, the Company transferred six apartment communities aggregating $29.6 million net of accumulated depreciation, from real estate held for investment to real estate held for disposition. These six properties are encumbered by tax-exempt bonds and are being offered for sale in a portfolio transaction. On August 7, 1997, the Company executed a contingent contract to sell these communities at an aggregate sales price of $47.9 million. There is no assurance that transaction will be consummated. The Company continually undertakes portfolio review analyses with the objective of identifying properties that do not meet the long-term investment objectives of the Company which are then to be sold. The Company does not anticipate any losses from the sales of any of these properties.

Real estate held for disposition included in the Consolidated Balance Sheet in the aggregate amount of $85.4 million, net of accumulated depreciation and valuation allowance includes: (i) 16 apartment communities containing 3,499 apartment homes aggregating $72.6 million, (ii) two shopping centers aggregating $8.8 million, (iii) three other commercial properties aggregating $2.4 million and (iv) one parcel of land in the amount of $1.6 million. Real estate held for disposition contributed net rental income (rental income less rental expenses and depreciation expense) in the aggregate amount of approximately $3.2 million and $6.8 million for the three and six months ended June 30, 1997, respectively. The Company expects to dispose of these properties within the next twelve months.

During the second quarter of 1997, the Company sold three apartment communities containing 822 apartment homes and one shopping center for an aggregate sales price of $20.8 million and received net cash proceeds of approximately $17.1 million. For financial reporting purposes, the Company recognized an approximate $1.3 million gain on the sale of investments in connection with these sales. One of these properties was structured to qualify as a like-kind exchange under
Section 1031 of the Internal Revenue Code, so the related capital gain was deferred for federal income tax purposes.


On August 1, 1997, the Company sold a portfolio of six apartment communities containing 1,204 apartment homes which had a weighted average age of 26 years for an aggregate sales price of approximately $34.7 million. For financial reporting purposes, the Company will recognize an approximate $9.6 million gain on the sale. The transaction was structured to qualify as a like-kind exchange under Section 1031 of the Internal Revenue Code, so the related capital gains can be deferred for federal income tax purposes. A seventh property included in the portfolio is scheduled to close in September 1997.

Financing Activities

Financial Structure
The following table outlines the Company's financial structure at June 30, 1997:




                                        Balance at      Weighted Average    Capitalization
                                       June 30, 1997    Interest Rate         Percentage
                                       -------------    ----------------    --------------
Fixed Rate Secured Debt                $   373,886            7.7%               14.9%
Fixed Rate Unsecured Debt                  605,742            7.5%               24.1%
                                       -------------          ----               -----
                                           979,628            7.6%               39.0%

Variable Rate Secured Debt                  15,220            6.2%                0.6%
Variable Rate Unsecured Debt                20,500            6.4%                0.8%
                                       -------------          ----               -----
                                            35,720            6.3%                1.4%
                                       -------------          ----               -----
Total Debt                               1,015,348            7.6%               40.4%

Preferred stock at market                  260,952            8.9%*              10.3%
Common stock at market                   1,238,497            n/a                49.3%
                                       -------------                             -----
Equity capitalization at market          1,499,449            n/a                59.6%
                                       -------------          ----               -----
Total market capitalization
   (debt & equity)                     $ 2,514,797            n/a               100.0%
                                       =============                            ======

*Represents the weighted average dividend rate.

Net cash provided by financing activities during the six months ended June 30, 1997 was approximately $122.2 million compared to $47.3 million for the same period last year, reflecting the significant debt and equity financing activities during the first six months of 1997.

On January 28, 1997, the Company issued 4,000,000 shares of its common stock at $15.75 per share for an aggregate value of approximately $63 million. Net proceeds of approximately $59.7 million were used to repay an unsecured credit facility assumed in connection with the South West Merger.

The Company also received approximately $14.5 million under its Dividend Reinvestment and Stock Purchase Plan (the "Plan") during the six months ended June 30, 1997 which included approximately $10.4 million in optional cash investments and $4.1 million of reinvested dividends. The Company expects to generate in excess of $35 million in proceeds from the Plan during 1997.

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

On May 29, 1997, the Company sold 6,000,000 shares of 8.60% Series B Redeemable Preferred Stock at $25 per share. Net proceeds of approximately $145.3 million were primarily used to repay short-term bank debt.

Derivative Instruments
The Company has, from time to time, used derivative instruments to synthetically alter on-balance sheet liabilities or to hedge anticipated financing transactions. Derivative contracts did not have a material impact on the results of operations during the three and six months ended June 30, 1997 and 1996.

On May 1, 1997, the Company terminated an interest rate swap agreement with a commercial lender with notional amounts from $79 million to $83 million which effectively changed the Company's interest exposure from a variable rate to a weighted average fixed rate of 6.45%. No gain or loss was recognized on this termination.

Credit facilities
At June 30, 1997, the Company had the following credit facilities:


                                 Three Months Ended  June 30, 1997      Six Months Ended June 30, 1997
                                -----------------------------------   ----------------------------------
                                                   Weighted Average                     Weighted Average
                                Weighted Average    Interest Rate     Weighted Average   Interest Rate
                    Amount of        Amount         Three Months          Amount          Six Months
Credit facility     facility      Outstanding         June 1997        Outstanding        June 1997
-----------------------------   -----------------------------------   ----------------------------------
Revolving credit  $  70,000     $   46,465              6.2%          $  52,107             6.2%
Line of credit       33,500             --               --                  --               --
Interim credit       75,000         32,516              6.2%             22,954             6.2%
                  -----------   -----------------------------------   ----------------------------------
                  $ 178,500     $   78,981              6.2%          $  75,061             6.2%
                  ===========   ===================================   ==================================

On August 4, 1997, the Company closed on a new $200 million three year revolving credit facility and a $50 million one year unsecured line of credit. Under the new facility, pricing is based upon the higher of the Company's senior unsecured debt ratings from S & P and Moody's which are currently BBB+ and Baa1, respectively. At these rating levels, contractual interest under the new revolving credit facility is LIBOR plus 42 1/2 basis points. The credit facility also includes a $100 million competitive bid option which allows the Company to solicit bids from participating banks at rates below the contractual rate.


The Company's liquidity and capital resources are believed to be more than adequate to meet its cash requirements for the next several years. The Company expects to meet its short- and long-term capital requirements, such as balloon debt maturities, property acquisitions, development activity and significant capital improvements, primarily through the public and private sale of capital stock and the issuance of medium and long-term unsecured notes payable. The Company may also fund its capital requirements through (i) the assumption of mortgage indebtedness, (ii) sales of properties, (iii) common shares sold through the Company's Dividend Reinvestment and Stock Purchase Plan, (iv) retained operating cash flow and (v) the issuance of operating partnership units. The Company's senior debt is currently rated BBB+ by Standard & Poor's and Baa1 by Moody's. As a result of its investment grade debt ratings, the Company expects to use unsecured debt as its primary debt funding source.

Depending upon the volume and timing of acquisition activity, the Company anticipates raising additional debt and equity capital during the next twelve months to finance capital requirements while striving to minimize the overall cost of capital. During the second quarter of 1997, the Company filed a shelf registration statement for approximately $675 million of debt and preferred and common equity securities.

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

For the three months ended June 30, 1997, FFO increased 70.8% to $29.0 million, compared with $17.0 million for the same period last year. For the six months ended June 30, 1997, FFO increased 71.3% to $57.7 million, compared with $33.7 million for the same period last year. The increase in FFO was principally due to the increased net rental income from the Company's 26,719 non-mature apartment homes in 86 apartment communities acquired and developed subsequent to January 1, 1996.



                                                    Three Months Ended                    Six Months Ended
                                                     June 30,                                  June 30,
                                                   (In thousands)                          (In thousands)
                                                1997        1996     % Change        1997       1996      % Change
                                             --------------------------------      -------------------------------
Calculation of funds from operations:
Income before gains (losses) on sales of
   investments, minority interest of
   unitholders in operating partnership
   and extraordinary item                    $ 13,451     $  8,296      62.1%      $ 28,475   $ 16,890       68.6%
Adjustments:
   Real estate depreciation                    19,127       10,805      77.0%        35,289     21,365       65.2%
   Dividends to preferred shareholders         (3,611)      (2,428)     48.7%        (6,039)    (4,856)      24.4%
   Impairment loss on real estate held
        for disposition                            --          290        --             --        290         --
                                             --------------------------------      -------------------------------
Funds from operations                        $ 28,967     $ 16,963      70.8%      $ 57,725   $ 33,689       71.3%
                                             ================================      ===============================

Results of Operations

The Company's net income is primarily generated from the operations of its apartment communities. For purposes of evaluating the Company's comparative operating performance, the Company categorizes its apartment communities into two categories (i) mature-those communities acquired, developed and stabilized prior to January 1, 1996 and held throughout both 1997 and 1996 and (ii) non-mature-those communities acquired, developed or sold subsequent January 1, 1996.

For the three and six months ended June 30, 1997, the Company reported increases over the same period last year in rental income, income before gains (losses) on sales of investments and minority interest of unitholders in operating partnership and net income. For the six months ended June 30, 1997, net income available to common shareholders increased $12.9 million, with a corresponding increase of $.07 per share compared to the same period last year and for the three months ended June 30, 1997, net income available to common shareholders increased $5.3 million, with a corresponding increase of $.03 per share compared to the same period last year . Since the beginning of 1996, the Company acquired and developed a total of 26,719 apartment homes in 86 apartment communities (including 14,320 completed apartment homes in 44 apartment communities acquired in the South West Merger) and sold seven apartment communities containing 1,474 apartment homes, representing a net 73.8% expansion in the number of apartment homes owned during that period. These non-mature apartment homes provided a substantial portion of the aggregate reported increases.

All Apartment Communities

The operating performance for the Company's 218 apartment communities containing 59,437 completed apartment homes (and 1,474 apartment homes in seven apartment communities sold since January 1, 1996) for the three and six months ended June 30, 1997 and 148 apartment communities containing 36,361 apartment homes for the three and six months ended June 30, 1996, respectively, is summarized as follows:



                                  Three Months Ended                    Six Months Ended
                                       June 30,                            June 30,
                                   (In thousands)                      (In thousands)
                          --------------------------------    ----------------------------------
                            1997        1996      % Change      1997         1996      % Change
                          --------------------------------    ----------------------------------
Rental income             $ 94,632   $  55,602       70.2%    $ 183,867    $ 108,698     69.2%
Rental expenses            (40,740)    (24,502)      66.3%      (78,134)     (47,541)    64.3%
Real estate depreciation   (19,127)    (10,805)      77.0%      (35,289)     (21,271)    65.9%
                          --------------------------------    ----------------------------------
Net rental income (1)     $ 34,765   $  20,295       71.3%    $  70,444    $  39,886     76.6%
                          ================================    ==================================

Weighted average number
     of  apartment homes    58,678      35,423       65.6%       57,545       34,942     64.7%
Economic occupancy (2)        91.9%       93.3%      (1.4%)        91.6%        93.2%    (1.6%)
Average monthly rents     $    568   $     548        3.6%    $     566     $    545      3.9%


(1) Net rental income for an apartment community is defined as total rental income, less rental expenses, less real estate depreciation.

(2) Economic occupancy is defined as rental income (gross potential rent less vacancy loss, management units, units held out of service, move-in concessions and credit loss) divided by potential collections (gross potential rent less management units, units held out of service and move-in concessions) for the period, expressed as a percentage.

Due to the acquisition and development of 26,719 apartment homes since January 1, 1996 (the Company also sold seven apartment communities containing 1,474 apartment homes during this same period), the weighted average number of apartment homes increased 64.7% to 57,545 for the six months ended June 30, 1997 and 65.6% to 58,678 for the three months ended June 30, 1997 . As a result of the increase in the number of apartment homes acquired since January 1, 1996, the Company has experienced significant increases in rental income, rental expenses and real estate depreciation for the three and six months ended June 30, 1997.

Mature Apartment Communities

The operating performance for the Company's 135 mature apartment communities containing 33,163 apartment homes for the three and six months ended June 30, 1997 and 1996 is summarized as follows:


                                 Three Months Ended                    Six Months Ended
                                      June 30,                             June 30,
                                  (In thousands)                        (In thousands)
                        ----------------------------------     --------------------------------
                            1997         1996     % Change        1997      1996       % Change
                        ----------------------------------     --------------------------------
Rental income           $   53,767    $  51,946      3.5%      $106,847    $103,104       3.6%
Rental expenses            (23,666)     (22,970)     3.0%       (46,622)    (45,204)      3.1%
Real estate depreciation   (11,750)     (10,288)    14.2%       (20,699)    (20,381)      1.6%
                        ----------------------------------     --------------------------------
Net rental income       $   18,351    $  18,688     (1.8%)     $ 39,526    $ 37,519       5.3%
                        ==================================     ================================

Economic occupancy            92.4%        93.3%    (0.9%)         92.1%       93.1%     (1.0%)
Average monthly rents   $      567    $     545      4.0%      $    563    $    541       4.1%


For the six months ended June 30, 1997, the Company's mature communities provided approximately 58% of the Company's apartment rental income and 56% of its net rental income. During the first six months of 1997, the Company's mature apartment communities experienced good rent and other income growth. Compared to the same period last year, total rental income from these apartment homes grew 3.6%, or approximately $3.7 million, reflecting an increase in average monthly rents of 4.1% to $563 per month. In addition, other income, primarily fee income, increased approximately $802,000 or 23.8%. The rental rate increase was offset by a 1.0% decline in economic occupancy to 92.1%, which resulted from a decrease in physical occupancy of 1.0%. The economic occupancy declined due to the weakening of certain major southeastern markets during the last half of 1996 including Columbia and Greenville, South Carolina, Washington DC, Jacksonville, Florida, Richmond and Hampton Roads, Virginia and Atlanta, Georgia. Overall, economic occupancy bottomed out in January 1997 at 90.7% and has trended upward during the remainder of the year to 92.2% for June 1997. The Company attributes the market softness primarily to increased home buying, a slowdown in job growth and an oversupply of apartment homes in certain of the southeastern markets. For the quarter ended June 30, 1997, total rental income from these apartment homes grew 3.5%, or approximately $1.8 million, reflecting an increase in average monthly rents of approximately $2.2 million or 4.0% to $567. Other income increased approximately $374,000 or 21.3%, over the same period last year while economic occupancy declined .9% to 92.4%. The Company expects to maintain rent growth in the 4% range and economic occupancy in the 92% range during the remainder of 1997.

For the six months ended June 30, 1997, rental expenses at these communities increased 3.1%, or $1.4 million, resulting in an improvement in the operating expense ratio (the ratio of rental expenses to rental income) of .2% to 43.6%. The 3.1% increase in operating expenses is attributable to higher real estate taxes, marketing and advertising, personnel and the Company's cost of self-management. Real estate taxes increased approximately $201,000 or 2.7% over the same period last year as the Company has experienced continuing pressure on this expense item over the past year due to tax reassessments in certain markets. Marketing and advertising costs increased 46.5% or approximately $580,000 over the same period last year as a direct result of softening in certain major markets. Personnel costs increased 5.3% or approximately $519,000 primarily due to the fact that the Company was understaffed at some of its properties during much of 1996. The cost of self-management increased 36.0% or approximately $912,000 as the Company invested heavily in its personnel and technological infrastructure during 1997 in response to the significant growth the Company has experienced during the past year. In addition, incentive compensation earned by the site associates increased due to the better performance compared to budget achieved by these communities compared to the same period last year. These rental expense increases were somewhat offset by a decrease in repairs and maintenance expense of 4.5% or approximately $549,000 primarily as a result of less exterior painting, extraordinary repairs and mechanical repairs during the 1997 period. For the quarter ended June 30, 1997, rental expenses increased $696,000 or 3.0% over the same period last year for the same reasons discussed above. The Company's objective is to maintain rental expense growth below the 2% range during the remainder of 1997.

For the three and six months ended June 30, 1997, depreciation expense increased partly as a result of the upgrade and improvement process in place at the Company's mature apartment communities discussed under "Capital Expenditures" in Liquidity and Capital Resources.

Non-Mature Communities

The operating performance for the three and six months ended June 30, 1997 for the Company's 86 non-mature apartment communities which includes: (i) the 30 apartment communities containing 7,712 apartment homes acquired during 1996 and a 253 home community acquired in 1995 and not stabilized due to significant rehabilitation, (ii) the 44 apartment communities containing 14,215 apartment homes acquired on December 31, 1996 in connection with the South West Merger (excluding 105 newly developed apartment homes), (iii) the 12 apartment communities containing 4,106 apartment homes and the second phase of an apartment community acquired in 1996 containing 100 apartment homes acquired since January 1, 1997, (iv) the seven apartment communities containing 1,474 apartment homes sold since January 1, 1996 and (v) the 586 apartment homes developed since January 1, 1996 is summarized as follows (dollars in thousands):


Three Months Ended June 30, 1997 and 1996:

                                                                       1997 Acquisitions and
                                                        Former             1997 and 1996
                           1996 Acquisitions          South West         Development & Sales     Total Non-Mature
                            1997       1996        1997        1996        1997         1996     1997          1996
                          -------------------    --------------------   --------------------    ---------------------
Rental income             $ 12,613   $ 2,503     $  21,644    $  --     $  6,608    $ 1,153     $  40,865   $  3,656
Rental expenses             (5,137)     (992)       (9,411)      --       (2,526)      (540)      (17,074)    (1,532)
Real estate depreciation    (2,527)     (517)       (3,316)      --       (1,534)        --        (7,377)      (517)
                          -------------------    --------------------   --------------------    ---------------------
Net rental income         $  4,949   $   994     $   8,917    $  --     $  2,548    $   613     $  16,414   $  1,607
                          ===================    ====================   ====================    =====================

Six Months Ended June 30, 1997 and 1996:


                                                                         1997 Acquisitions
                                                       Former              1997 and 1996
                           1996 Acquisitions         South West         Development & Sales      Total Non-Mature
                           1997        1996       1997       1996         1997      1996         1997        1996
                         --------------------   --------------------    -------------------    ---------------------
Rental income            $ 25,067   $  3,278     $ 42,894    $  --      $ 9,059    $ 2,316     $  77,020    $ 5,594
Rental expenses           (10,085)    (1,259)     (17,954)      --       (3,473)    (1,078)      (31,512)    (2,337)
Real estate depreciation   (5,269)      (859)      (7,423)      --       (1,898)       (31)      (14,590)      (890)
                         --------------------   --------------------    -------------------    ---------------------
Net rental income        $  9,713   $  1,160    $  17,517    $  --      $ 3,688    $ 1,207     $  30,918    $ 2,367
                         ====================   ====================    ===================    =====================


For the six months ended June 30, 1997, the Company's non-mature apartment communities provided approximately 42% of the Company's apartment rental income and 44% of its net rental income. Rental income, rental expenses and real estate depreciation increased from 1996 to 1997 directly as a result of the increase in the weighted average number of apartment homes owned during 1997. For the 26,719 apartments homes in the 86 non-mature communities acquired and developed and the 1,474 apartment homes in seven communities sold since January 1, 1996, average economic occupancy was 90.2% and the operating expense ratio was 40.9% during the first six months of 1997. For the quarter ended June 30, 1997, average economic occupancy was 90.8% and the operating expense ratio was 41.8%

1996 Acquisitions
The 30 apartment communities containing 7,712 apartment homes that were acquired during 1996 (excluding the South West Merger) and a 253 home community acquired in 1995 and not stabilized due to significant rehabilitation provided a significant increase in rental income, rental expenses and depreciation expense for the Company's apartment portfolio for the three and six months ended June 30, 1997. For the first six months of 1997, these apartment communities had economic occupancy of 88.8% and an operating expense ratio of 40.2%. For the quarter ended June 30, 1997, these apartment communities had economic occupancy of 89.3% and an operating expense ratio of 40.7%. The first year return on investment for these communities was projected at 9.5%, however, the actual return on investment for the six months ended June 30, 1997, on an average investment of approximately $306 million, was 9.2% (excluding two communities under renovation). This was primarily due to the under-performance of nine apartment communities that were acquired in August 1996, as part of a portfolio transaction which had a concentration of communities in the Greensboro/Winston-Salem, North Carolina market. Occupancy levels in this region peaked in the 93% to 94% range in August 1996 when the Company acquired these properties and has fallen to approximately 84.7% for the first six months of 1997 reflecting an oversupply of apartment product in this market.

South West Property Trust Inc. (SWP)
The acquisition of the 44 apartment communities containing 14,215 completed apartment homes included in the SWP Merger on December 31, 1996, provided the largest increases in rental income, rental expenses and depreciation expenses for the Company's entire apartment portfolio for the three and six months ended June 30, 1997. For the six months ended June 30, 1997, these apartment communities had economic occupancy of 92.1% and an operating expense ratio of 41.9%. The first year return on investment for the SWP Portfolio was projected to be 9.5% which approximates the 9.6% return on investment posted during the first six months of of 1997. Included in the SWP communities are 12,361 stabilized apartment communities (those acquired, developed and stabilized prior to January 1, 1996) which experienced rent growth of 4.9% over the amounts reported last year by SWP, an average economic occupancy of 92.1% and an operating expense ratio of 44.1%. For the quarter ended June 30, 1997, these apartment communities had economic occupancy of 92.4% and an operating expense ratio of 43.5%.

1997 Acquisitions, Development and Sales
Included in this category are the following: (i) the twelve apartment communities containing 4,106 apartment homes and the second phase of an existing apartment community containing 100 apartment homes acquired by the Company during the first six months of 1997 which are projected to have a first year return on investment of approximately 9.73%, (ii) the 586 apartment homes developed since January 1, 1996 and (iii) the seven apartment communities containing 1,474 apartment sold since January 1, 1996. These communities did not have a material impact on the Company's results of operations for the three and six month periods ended June 30, 1997.

Commercial Properties

Rental income and rental expenses from commercial properties decreased $621,000 and $248,000, respectively during the three months ended June 30, 1997, compared to the same period last year. For the six month period, rental income, rental expenses and depreciation expense decreased $1.4 million, $523,000 and $94,000 compared to the same period last year. These decreases were directly attributable to the sale of five shopping centers and one industrial park since the beginning of 1996.

Interest Expense

Interest expense increased $8.5 million and $17.0 million for the three and six months ended June 30, 1997 over the same periods last year. The weighted average amount of debt employed during the first six months of 1997 was higher than it was in 1996 ($1.1 billion in 1997 versus $563.3 million in 1996). The weighted average interest rate on this debt was slightly lower than it was during the same period last year, decreasing from 7.6% in 1996 to 7.5%. For the quarter ended June 30, 1997, the weighted average debt outstanding was higher than the same period last year ($1.1 billion in 1997 versus $600.1 million in 1996). The weighted average interest rate on this debt was slightly lower than it was during the same period last year, decreasing from 7.6% in 1996 to 7.5% in 1997. For the three and six months ended June 30, 1997, total interest capitalized was $721,000 and $1.2 million, respectively.

General and Administrative

During the three and six months ended June 30, 1997, general and administrative expenses increased by $271,000 and $721,000 over the same periods last year. In 1997, the Company incurred increases in most of its general and administrative expense categories which is directly attributable to the increased size of the Company. The largest increases occurred in payroll and payroll related expenses and investor relations expense which are directly attributable to the increased size of the Company. General and administrative expense as a percentage of rental revenues decreased .8% from 2.7% during the second quarter of 1996 period to 1.9% during the second quarter of 1997 primarily due to economies of scale. During the second quarter of 1997, general and administrative expenses grew approximately 17% while rental income grew by approximately 67% over the same period last year. For the six month period ended June 30, 1997, general and administrative expense as a percentage of rental revenues decreased .6% from 2.6% to 2.0%. During this same period, general and administrative expenses grew by approximately 25% while rental income grew by 65%.

Gains on Sales of Investments

During the six months ended June 30, 1997, the Company recognized gains on the sales of investments aggregating $3.4 million as a result of the following transactions: (i) the first quarter sale of the Company's investment in the preferred stock of First Washington Realty Trust, Inc. obtained as partial consideration in the 1995 sale of four commercial properties on which the Company recognized a gain for financial reporting purposes of $2.1 million and
(ii) the second quarter sale of three apartment communities containing 844 apartment homes and one shopping center for an aggregate sales price of $20.8 million on which the Company recognized aggregate gains for financial reporting purposes of $1.3 million.

Dividends to Preferred Shareholders

Dividends to preferred shareholders totaled $3.6 million and $6.0 million for the three and six month periods ended June 30, 1997 compared to $2.4 million and $4.9 million for the same periods last year. The increases in dividends to preferred shareholders is a result of the issuance of six million shares of Series B 8.60% Cumulative Redeemable Preferred Stock on May 29, 1997.

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


(b) A Form 8-K dated July 1, 1997 was filed with the Securities and Exchange Commission on July 15, 1997. The filing reported the acquisition by the Company of properties which were in the aggregate were "significant".

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

3(a)(ii)          Amendment of  Restated Articles of          Exhibit 1(c) to the Company's Form 8-A
                  Incorporation                               Registration Statements dated June 11, 1997.

3(b)              Restated By-Laws                            Exhibit 3(b) to the Company's Quarterly
                                                              Report on Form 10-Q for the quarter ended
                                                              March 31, 1997.

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

4(i)(c)           Form of  Certificate for Shares             Exhibit 1(e) to the Company's  Form 8-A
                  of 8.60% Series B Cumulative                Registration Statement dated June 11, 1997.
                  Redeemable Preferred Stock

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

10(ii)            Employment Agreement between                Exhibit 10(v)(ii) to the Company's Annual Report on
                  the Company and James Dolphin               Form 10-K for the year ended December 31, 1982.
                  dated October 29, 1982.

10(iii)           Employment Agreement between                Exhibit 10(iii) to the Company's Annual
                  The Company and Barry M. Kornblau           Report on Form 10-K for the year ended
                  dated February 1, 1991.                     December 31, 1990.

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

10(vii)           1985 Stock Option Plan,                     Exhibit 10(vii) to the Company's Quarterly
                  as amended.                                 Report on Form 10-Q for the quarter ended
                                                              March 31, 1997.

10(viii)          1991 Stock Purchase and Loan Plan,          Exhibit 10(vii) to the Company's Quarterly
                  as amended.                                 Report on Form 10-Q for the quarter ended
                                                              March 31, 1997.

10(ix)            Amended and Restated Agreement              Exhibit 10(vi) to the Company's Annual Report on
                  of Limited Partnership of                   Form 10-K for the year ended December 31, 1995.
                  United Dominion Realty, L.P.
                  Dated as of December 31, 1995.





10(x)             Underwriting Agreement with respect         Filed herewith.
                  To 8.60% Series B Cumulative
                  Redeemable Preferred Stock

12                Computation of Ratio of Earnings            Filed herewith.
                  to Fixed Charges


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Dominion Realty Trust, Inc.
          (registrant)


Date: August 14, 1997                     /s/ James Dolphin
---------------------                     -----------------
                                          James Dolphin
                                            Executive Vice President and Chief
                                                 Financial Officer

Date: August 14, 1997                     /s/ Jerry A. Davis
---------------------                     ------------------
                                          Jerry A. Davis
                                          Vice-President , Corporate Controller
                                                and Principal Accounting Officer