Form 10-Q
period 1997-09-30
UNITED DOMINION REALTY TRUST INC
filed 1997-11-14
CIK 74208

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

               For the quarterly period ended September 30, 1997

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

      88,161,626 shares of common stock outstanding as of November 5, 1997

                       UNITED DOMINION, REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except for share data)
                                   (Unaudited)



                                                                                  September 30,         December 31,
                                                                                       1997                 1996
                                                                                -------------------    -----------------
Assets

Real estate owned:
      Real estate held for investment  (Note 3)                              $     2,217,063           $   2,007,612
           Less: accumulated depreciation                                            200,538                 173,291
                                                                               --------------            ------------
                                                                                   2,016,525               1,834,321
      Real estate under development                                                   33,628                  37,855
      Real estate held for disposition                                               131,576                  39,556
Cash and cash equivalents                                                              5,383                  13,452
Other assets                                                                          65,639                  41,720
                                                                               --------------            ------------
      Total assets                                                           $     2,252,751           $   1,966,904
                                                                               ==============            ============

Liabilities and shareholders' equity

Notes payable-secured (Note 4)                                               $       412,624           $     376,560
Notes payable-unsecured  (Note 5)                                                    687,521                 668,275
Distributions payable to common shareholders                                          22,261                  19,699
Accounts payable, accrued expenses and other liabilities                              62,361                  49,962
                                                                               --------------            ------------
      Total liabilities                                                            1,184,767               1,114,496

Minority interest of unitholders in operating partnership                             10,482                   2,029

Shareholders' equity:
      Preferred stock, no par value; $25 liquidation preference,
        25,000,000 shares authorized;
           4,200,000 shares 9.25% Series A Cumulative Redeemable                     105,000                 105,000
           6,000,000 shares 8.60% Series B Cumulative Redeemable                     150,000                  --
      Common stock, $1 par value; 150,000,000 shares authorized
           88,161,626 shares issued and outstanding (81,982,551 in 1996)              88,162                  81,983
      Additional paid-in capital                                                     893,701                 814,795
      Notes receivable from officer-shareholders                                      (9,168)                 (5,926)
      Distributions in excess of net income                                         (170,193)               (147,529)
      Unrealized gain on securities available-for-sale                                 --                      2,056
                                                                               --------------            ------------
      Total shareholders' equity                                                   1,057,502                 850,379
                                                                               ==============            ============
      Total liabilities and shareholders' equity                             $     2,252,751           $   1,966,904
                                                                               ==============            ============

See accompanying notes.

                       UNITED DOMINION REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)




                                                            Three Months Ended September 30,         Nine Months Ended September 30,
                                                            --------------------------------     -----------------------------------
                                                                   1997       1996                             1997        1996
                                                                  -------    --------                        -------      -----

Revenues
     Rental income                                              $  98,816    $  63,083                     $ 284,182    $ 175,119
     Interest and other non-property income                           479          402                           867        1,197
                                                                 ---------    ---------                     ---------    -----------
                                                                   99,295       63,485                       285,049      176,316

Expenses
    Rental  expenses:
        Utilities                                                   6,166        4,425                        18,290       12,810
        Repairs and maintenance                                    14,528       10,711                        40,707       29,847
        Real estate taxes                                           8,107        4,509                        23,014       12,698
        Property management                                         3,080        1,444                         9,154        4,192
        Other rental expenses                                      10,762        6,400                        30,051       16,852
    Real estate depreciation                                       19,740       12,346                        55,029       33,711
    Interest                                                       19,346       13,530                        58,265       35,413
    General and administrative                                      1,619        1,260                         5,271        4,192
    Other depreciation and amortization                               494          356                         1,339          917
    Impairment loss on real estate owned (Note 3)                   1,400          --                          1,400          290
                                                                  ---------    ---------                     ---------    ----------
                                                                   85,242       54,981                       242,520      150,922

Income before gains on sales of investments and
    minority interest of unitholders in operating partnership      14,053        8,504                        42,529       25,394
Gains on sales of investments                                       9,309        1,339                        12,682        2,176
Minority interest of unitholders in operating partnership             (53)         (25)                         (112)         (26)
                                                                  ---------    --------                    ---------    ---------

Net income                                                         23,309        9,818                        55,099       27,544

Dividends to preferred shareholders                                 5,653        2,428                        11,692        7,284
                                                                  ---------    ---------                     ---------    ----------

Net income available to common shareholders                     $  17,656    $   7,390                     $  43,407    $  20,260
                                                                  =========    =========                     =========    ==========


Net income per common share                                     $     0.20   $    0.13                     $     0.50   $    0.36
                                                                 =========    =========                     =========    ===========

Distributions declared per common share                          $   .2525   $     .24                     $   0.7575   $    0.72
                                                                 =========    =========                     =========    ===========

Weighted average number of common shares outstanding               87,853       57,793                        86,602       56,978



See accompanying notes.

                       UNITED DOMINION REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

Nine Months Ended September 30,                                                       1997                        1996
----------------------------------------------------------------                   ------------                ------------
Operating Activities
      Net income                                                                 $      55,099              $       27,544
      Adjustments to reconcile net income to cash provided
           by operating activities:
            Depreciation and amortization                                               56,368                      34,628
            Minority interest of unitholders in operating partnership                      112                          26
            Impairment loss on real estate owned                                         1,400                         290
            Gains on sales of investments                                              (12,682)                     (2,176)
            Amortization of deferred financing costs                                     1,306                         898
            Changes in operating assets and liabilities:
                 Increase in operating liabilities                                       9,837                      12,720
                 Increase in operating assets                                             (349)                     (1,330)
                                                                                   ------------                ------------
Net cash provided by operating activities                                              111,091                      72,600

Investing Activities
      Acquisition of real estate, net of debt and liabilities assumed                 (206,205)                   (165,927)
      Capital expenditures                                                             (70,722)                    (35,509)
      Development of real estate assets                                                (37,369)                     (7,593)
      Net proceeds from sales of investments                                            27,044                      18,730
      Proceeds from interest rate hedge transaction                                      1,538                          --
      Other                                                                              2,143                          (6)
                                                                                   ------------                ------------
Net cash used in investing activities                                                 (283,571)                   (190,305)

Financing Activities
      Net proceeds from the issuance of common stock                                    59,884                      23,925
      Net proceeds from the sale of preferred stock                                    145,275                          --
      Net proceeds from the sale of common stock through the
           dividend reinvestment and stock purchase plan                                26,685                       7,975
      Gross proceeds from the issuance of unsecured notes payable                      125,000                     152,962
      Net proceeds from the issuance of secured notes payable                               --                       5,925
      Net borrowings (repayments) of short-term bank borrowings                        (43,250)                     30,800
      Distributions paid to preferred shareholders                                     (10,617)                     (7,284)
      Distributions paid to common shareholders                                        (63,511)                    (39,879)
      Distributions paid to minority interest unitholders                                 (102)                         --
      Scheduled mortgage principal payments                                             (4,573)                     (1,881)
      Mortgage financing proceeds released from construction funds                          --                       2,666
      Payments on unsecured notes                                                      (63,414)                    (50,697)
      Non-scheduled payments on secured notes payable                                   (4,350)                         --
      Payment of financing costs                                                        (2,616)                     (1,908)
                                                                                   ------------                ------------
Net cash provided by financing activities                                              164,411                     122,604

Net increase (decrease) in cash and cash equivalents                                    (8,069)                      4,899
Cash and cash equivalents, beginning of period                                          13,452                       2,904
                                                                                   ------------                ------------

Cash and cash equivalents, end of period                                         $       5,383              $        7,803
                                                                                   ============                ============

Supplemental Information
      Interest paid during the period                                            $      55,279              $       33,699
      Secured debt assumed through the acquisition of properties                        48,380                     129,875
      Issuance of common stock in connection with acquisitions                              --                      22,678
      Issuance of unsecured notes payable in connection with acquisitions                   --                      25,000
      Issuance of operating partnership units                                            8,442                       2,006

See accompanying notes.

                       UNITED DOMINION REALTY TRUST, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
               (In thousands, except share and per share amounts)
                                   (unaudited)



                                                                Common Stock, $1 Par Value         Preferred Stock
                                                                ---------------------------------------------------    Additional
                                                                        Number                  Number                   Paid-in
                                                                      of Shares      Amount   of Shares       Amount     Capital
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                        81,982,551     $81,983    4,200,000     $105,000       $814,795

Common stock issued in public offering                               4,000,000       4,000        -             -            55,420
Preferred stock-Series B issued in public offering                       -              -     6,000,000      150,000         (4,962)
Exercise of common stock options                                        48,197          48       -             -                507
Common stock purchased by officers, net of repayments                  230,000         230       -             -              3,149
Common stock issued through dividend reinvestment and
    stock purchase plan                                              1,900,346       1,900       -             -             24,785
Common stock issued through employee stock purchase plan                   532           1       -             -                  7
Net income                                                                 -            -        -             -              -
Preferred stock-Series A distributions declared ($1.73 per share)          -            -        -             -              -
Preferred stock-Series B distributions declared ($.56 per share)           -            -        -             -              -
Common stock distributions declared ($.7575 per share)                     -            -        -             -              -
Realized gain on securities available-for-sale                             -            -        -             -              -
                                                                ---------------  ----------  -----------  -----------  -------------
Balance at September 30, 1997                                       88,161,626     $88,162   10,200,000     $255,000       $893,701
                                                                ===============  ==========  ===========  ===========  =============






                                                                                                      Unrealized
                                                                                                        Gain on
                                                                     Receivable      Distributions    Securities           Total
                                                                    from Officer      in Excess of    Available-       Shareholders'
                                                                    Shareholders       Net Income      for-Sale           Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                       ($5,926)       ($147,529)          $2,056             $850,379

Common stock issued in public offering                                -                 -                 -                59,420
Preferred stock-Series B issued in public offering                    -                 -                 -               145,038
Exercise of common stock options                                      -                 -                 -                   555
Common stock purchased by officers, net of repayments               (3,242)             -                 -                   137
Common stock issued through dividend reinvestment and
    stock purchase plan                                               -                 -                 -                26,685
Common stock issued through employee stock purchase plan              -                 -                 -                     8
Net income                                                            -              55,099               -                55,099
Preferred stock-Series A distributions declared ($1.73 per share)     -              (7,284)              -                (7,284)
Preferred stock-Series B distributions declared ($.56 per share)      -              (4,408)              -                (4,408)
Common stock distributions declared ($.7575 per share)                -             (66,071)              -               (66,071)
Realized gain on securities available-for-sale                        -                 -             (2,056)              (2,056)
                                                                ---------------   --------------    ------------      -------------
Balance at September 30, 1997                                      ($9,168)       ($170,193)              $0           $1,057,502
                                                                ===============   ==============    ============      =============


                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.  Basis of presentation
The accompanying consolidated financial statements include the accounts of United Dominion Realty Trust, Inc. and its subsidiaries, including United Dominion Realty, L.P., its Operating Partnership, (collectively, the "Company"). As of September 30, 1997, United Dominion Realty Trust, Inc. and its wholly-owned subsidiaries had a 92% interest in the Operating Partnership. The financial statements of the Company include the minority interest of unitholders in the operating partnership. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 1997 and results of operations for the interim periods ended September 30, 1997 and 1996. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and related notes appearing in the Company's December 31, 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.  Reclassifications
Certain previously reported amounts have been reclassified to conform with the current financial statement presentation.

3. Real estate held for investment
The following table summarizes real estate held for investment:

                                             September 30,           December 31,
Dollars in thousands                           1997                      1996
-----------------------------------------------------------------------------------
Land and land improvements              $      384,706               $     353,092
Buildings and improvements                   1,694,997                   1,537,387
Furniture, fixtures and equipment              131,436                     115,308
Construction in progress                         5,924                       1,825
                                           --------------            ---------------
Real estate held for investment         $    2,217,063               $   2,007,612
                                             ==========                 ===========

Long-lived investments held and used are periodically evaluated for impairment and provisions for possible losses are made if required. During the third quarter of 1997, the Company recognized a provision for possible loss of $1.4 million relating to two apartment communities included in real estate held for investment. At September 30, 1997, the Company's real estate held for investment is carried at cost less valuation allowance, which is not in excess of fair market value.

4. Notes payable - secured
Notes payable-secured, which encumber $899.2 million or 37% of the Company's real estate owned, at cost, ($1.5 billion or 63% of the Company's real estate owned, at cost, is unencumbered) consist of the following at September 30, 1997:

                                        Principal      Weighted Average         Weighted Average       No.Communities
Dollars in thousands                     Balance        Interest Rate          Years to Maturity         Encumbered
---------------------------------------------------------------------------------------------------------------------
Fixed-Rate Mortgage Notes         $     136,330             8.3%                    3.4                     22
Fixed-Rate Tax-Exempt Notes             127,822             7.0%                   19.8                     18
Fixed-Rate REMIC Financings              89,304             7.4%                    3.2                     25
Fixed-Rate Secured Notes (a)             45,000             7.3%                    1.9                      6
                                   ----------------------------------------------------------------------------------
   Total Fixed-Rate Notes               398,456             7.6%                    8.6                     71

Variable-Rate Secured Notes              11,968             6.3%                    2.0                      2
Variable-Rate Tax-Exempt Notes            2,200             5.4%                    5.2                      1
                                   ----------------------------------------------------------------------------------
   Total Variable-Rate Notes             14,168             6.2%                    2.3                      3
                                   ----------------------------------------------------------------------------------
Total Notes Payable - secured     $     412,624             7.5%                    8.3                     74
                                  ===================================================================================

(a) Variable-rate secured notes payable which have been effectively swapped to a fixed-rate at September 30, 1997 consist of a $39 million variable-rate secured senior credit facility which encumbers six apartment communities and a $6 million variable-rate construction note payable. The interest rate swap agreements have an aggregate notional value of $45 million under which the Company pays a fixed-rate of interest and receives a variable-rate on the notional amounts. The interest rate swap agreements effectively change the Company's interest rate exposure on $45 million from a variable-rate to a weighted average fixed-rate of approximately 7.3%.

5.  Notes payable - unsecured
A summary of notes payable - unsecured is as follows:

                                                             September 30,                December 31,
Dollars in thousands                                            1997                          1996
                                                          -----------------         ----------------------
Commercial Banks
         Borrowings outstanding under
              revolving credit facilities and
              other bank debt                                    $  82,000 (a)               $125,250

Insurance Companies--Senior Unsecured Notes
         7.98% due March, 1998-2003                                 44,571 (b)                 52,000
         8.72% due November, 1997-1998 (c)                           4,000                      4,000
                                                                  ---------                 ---------
                                                                    48,571                     56,000

Other (d)                                                            6,950                      6,040
Senior Unsecured Notes - Other
         7.00% Note due January 15, 1997 (e)                            --                     55,985
         7.25% Notes due April 1, 1999                              75,000                     75,000
         8.50% Debentures due September 15, 2024 (f)               150,000                    150,000
         7.95% Medium-Term Notes due July 12, 2006                 125,000                    125,000
         7.25% Notes due January 15, 2007                          125,000                        --
         7.07% Medium-Term Notes due November 15, 2006              25,000                     25,000
         7.02% Medium-Term Notes due November 15, 2005              50,000                     50,000
                                                                  --------                   --------
                                                                   550,000                    480,985
                                                                   -------                    -------
               Total Notes Payable      - Unsecured               $687,521                   $668,275
                                                                  ========                   ========

(a) The weighted average balance outstanding for the three months ended September 30, 1997 was $68.4 million and carried a weighted average daily interest rate of 6.1%. The weighted average balance outstanding for the nine months ended September 30, 1997 was $95.4 million and carried a weighted average daily interest rate of 6.1%. The weighted average interest rate at September 30, 1997 was 6.1%.

(b) Payable in six equal annual principal installments of $7.4 million.

(c)           Payable in two equal annual principal installments of $2 million.

(d) Includes $6.5 million and $5.6 million at September 30, 1997 and December 31, 1996, respectively, of deferred gains from the termination of interest rate hedge transactions.

(e) Represents an unsecured note assumed in connection with the South West Property Trust Inc. statutory merger (the "South West Merger") on December 31, 1996. The note was repaid on January 3, 1997.

(f) Debentures include an investor put feature which grants a one time option to redeem debentures in September 2004.

6.  Accounting Pronouncements
During the first quarter of 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share" (SFAS No. 128) which is effective beginning in the fourth quarter of 1997. Early adoption is prohibited. Under the new statement, primary and fully dilutive earnings per share are replaced with basic and diluted earnings per share. The Company's basic earnings per share and diluted earnings per share for the three month and nine month periods ended September 30, 1997 and 1996 according to the new statements would not change from the reported amounts.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 129 "Disclosure Information about Capital Structure" (Statement 129) which is effective for fiscal years beginning after December 15, 1997. Statement 129 established standards for disclosing information about an entity's capital structure. The Company believes that its disclosures already comply with the requirements of Statement 129.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" (Statement 130) and SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" (Statement 131) which are effective for fiscal years beginning after December 15, 1997. The Company will adopt Statement 130 and Statement 131 with the fiscal year beginning January 1, 1998. Statement 130 and Statement 131 do not have a material impact on the financial results or financial condition of the Company, but will result in certain changes in required disclosures. Management is evaluating the additional disclosure requirements for the Company upon the implementation of Statement 130 and Statement 131.

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
The Company considers portions of the information contained in this Item 2. to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.

The Company is engaged in the ownership, acquisition, development and management of primarily middle income apartment communities across the Sunbelt. The Company's investment strategy focuses on acquiring apartment communities in 23 targeted major markets where it can add value. The Company seeks to be a market leader by operating a sufficiently sized portfolio of apartments within each market. The Company believes this market diversification increases investment opportunity and decreases the risk associated with cyclical local real estate markets and economies. The following table summarizes the Company's apartment market information by market:

                                                         Three Months Ended            Nine Months Ended
                      As of  September  30, 1997         September 30, 1997            September 30, 1997
                 ------------------------------------  ----------------------       ------------------------
                                                                        Average                      Average
             Number of       Number of     % of                         Monthly                      Monthly
             Apartment       Apartment   Apartment     Economic         Rental       Economic        Rental
Market      Communities        Homes       Homes      Occupancy**       Rates*       Occupancy**     Rates*
----------------------------------------------------  ------------------------------------------------------

Dallas, TX         22         8,257        14%          94.1%          $ 551         93.6%        $ 544
Columbia, SC       12         3,534         6%          92.6%            502         91.3%          500
Richmond, VA       11         3,518         6%          93.7%            561         91.8%          552
Raleigh, NC        12         3,484         6%          95.1%            636         95.4%          630
Tampa, FL          12         3,209         5%          92.8%            579         93.4%          572
Orlando, FL        10         3,076         5%          95.9%            578         95.5%          571
Charlotte, NC      13         3,009         5%          87.9%            579         86.7%          573
Houston, TX         7         2,847         5%          94.3%            469         93.1%          466
Eastern NC         10         2,530         4%          95.5%            560         95.1%          554
Greensboro, NC      9         2,242         4%          84.0%            548         83.9%          545
Nashville, TN       8         2,116         3%          91.4%            589         91.5%          584
San Antonio, TX     5         1,983         3%          91.8%            619         92.3%          615
Atlanta, GA         7         1,822         3%          90.8%            591         89.5%          588
Baltimore, MD       8         1,746         3%          92.9%            655         92.4%          650
Greenville, SC      8         1,718         3%          88.1%            518         86.6%          515
Hampton Roads, VA   7         1,628         3%          93.9%            545         90.6%          540
Washington, DC      6         1,483         2%          87.8%            687         87.0%          682
Jacksonville, FL    3         1,157         2%          85.9%            598         86.2%          596
Ft. Lauderdale, FL  4           960         2%          93.3%            791         94.0%          786
Memphis, TN         4           935         2%          89.3%            519         90.0%          513
Fayetteville, NC    3           884         1%          90.6%            559         88.3%          556
Austin, TX          3           867         1%          88.1%            533         89.2%          532
Eastern Shore, MD   4           784         1%          98.5%            632         97.3%          624
Phoenix, AZ         3           728         1%          91.2%            645         90.8%          644
Little Rock, AK     2           512         1%          94.5%            573         93.5%          569
Other Florida       7         1,646         3%          91.3%            552         95.8%          547
Other Virginia      6         1,036         2%          92.1%            558         94.0%          550
Other Texas         3           824         1%          93.7%            506         88.6%          509
Other Georgia       2           468         1%          88.8%            638         82.7%          638
Other South
  Carolina          2           408         1%          91.2%            413         91.6%          409
Nevada              1           384         1%          88.0%            641         91.1%          635
Delaware            2           368         --          96.0%            605         96.1%          600
Oklahoma            1           316         --          92.6%            454         92.3%          452
Alabama             1           242         --          85.6%            514         83.7%          511
New Mexico          1           210         --          95.6%            550         85.9%          567
Other North
  Carolina          1           168         --          95.9%            574         89.7%          573
                  ---------------------------------------------------------------------------------------
         Total    220        61,099       100%          92.2%          $ 574         91.6%         $570
                  =======================================================================================

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

Liquidity and Capital Resources
As a qualified real estate investment trust ("REIT"), the Company distributes a substantial portion of its cash flow to its shareholders in the form of quarterly distributions. The Company seeks to retain sufficient cash to cover normal operating needs, including routine replacements and to help fund additional acquisitions and development activity. For the nine months ended September 30, 1997, the Company's cash flow from operating activities exceeded cash distributions paid to preferred and common shareholders and operating partnership unitholders by approximately $36.9 million. The Company utilizes a variety of primarily external financing sources to fund portfolio growth, major capital improvement programs and balloon debt payments. The Company's bank lines of credit generally have been used to temporarily finance these expenditures and subsequently this short-term bank debt has been replaced with longer term debt or equity.

Operating Activities
For the nine months ended September 30, 1997, the Company's cash flow from operating activities increased approximately $38.5 million over the same period last year. This increase was primarily a result of the significant expansion of the Company's portfolio of apartment communities as discussed below and under "Results of Operations".

The Company considers its cash provided by operating activities adequate to meet its operating requirements and payments of distributions to both common and preferred shareholders and unitholders in the Operating Partnership.

Investing Activities
During the nine months ended September 30, 1997, net cash used for investing activities was approximately $283.6 million compared to approximately $190.3 million for the same period last year. The level of investing activities primarily reflects the increased levels of the Company's acquisition, capital expenditure and development programs. During 1997, the Company significantly increased both its development activity and upgrade program which was implemented at its older communities.

Acquisitions
The Company expects to purchase between 8,000 and 11,000 apartment homes at an aggregate purchase price between $350 million and $450 million during 1997. The Company seeks to acquire apartment communities that can provide returns on investment in excess of the Company's cost of capital. These acquisitions typically are projected to provide first year weighted average returns on investment of approximately 9-9 1/2% with the prospect for future cash flow growth and appreciation.

During the first nine months of 1997, the Company acquired 22 apartment communities containing 6,802 apartment homes at a total cost of approximately $266.8 million, including closing costs. Twenty of the apartment communities acquired were located in the Company's major markets. The apartment communities acquired were as follows:


                                                                              Purchase
Purchase                                             No. Apt.     Year         Price              Cost
  Date          Name/Location                         Homes       Built       (000's)            per Home
------------------------------------------------------------------------------------------------------------------
02/19/97      Club at Hickory Hollow/Nashville, TN       406      1987        $17,371             $42,800
02/28/97      Stoney Pointe/Charlotte, NC (a)            400      1991         17,355              43,400
02/28/97      Crosswinds/Wilmington, NC                  380      1990         19,326              50,900
02/28/97      Dominion Trinity Park/Raleigh, NC (a)      380      1994         22,155              58,300
03/25/97      Anderson Mill/Austin, TX                   350      1984         14,305              40,900
03/27/97      Oak Ridge/Dallas, TX                       486      1983         17,290              35,600
03/27/97      Breckenridge/Nashville, TN                 190      1986          8,480              44,600
04/22/97      Northwinds II/Greensboro, NC (c)           100      1997          4,765              47,700
05/09/97      Green Oaks I/Houston, TX (d)               440      1985         15,260              34,700
05/09/97      Skyhawk/Houston, TX                        224      1984          9,456              42,200
06/06/97      Cambridge Woods/Tampa, FL                  274      1985          8,957              32,700
06/18/97      Kelly Crossing/Dallas, TX                  304      1984         11,653              38,300
06/25/97      Green Oaks II/Houston, TX (d)              272      1985          9,680              35,600
07/01/97      Lotus Landing/Orlando, FL                  260      1985         10,725              41,300
07/01/97      Lakeside/Daytona Beach, FL                 210      1985          8,744              41,600
07/01/97      Mallards of Brandywine/Deland, FL          168      1985          6,117              36,400
07/01/97      Forest Creek/Largo, FL                     104      1984          2,582              24,800
07/01/97      Orange Oaks/Tampa, FL                      192      1986          7,832              40,800
09/26/97      Greenhouse Patio/Houston, TX (a) (b)       580      1985         18,814              32,400
09/26/97      Braesridge/Houston, TX (a) (b)             545      1982         14,010              25,700
09/26/97      Breakers/Houston, TX                       272      1985          6,825              25,100
09/29/97      Waterside at Ironbridge/Richmond, VA (a)   265      1987         15,082              56,900
                                                         ------------------------------------------------

              1997 Total/Weighted Average              6,802      1986       $266,784          $   39,200
                                                       ==================================================

              (a) In connection with the acquisition of five apartment
                  communities, the Company assumed four mortgage notes payable and one tax-exempt note payable aggregating $48.4 million with a weighted average interest rate of approximately 8.3%.
              (b) In connection with the acquisition of two apartment
                  communities, the Company issued approximately 572,000 units in the Operating Partnership with an aggregate value of $8.4 million.
              (c) Northwinds II is the second phase of an apartment community acquired by the Company in August 1996.
              (d) These two properties are operated as one apartment community named Green Oaks Apartments.

Real estate under development
Consistent with the Company's acquisition strategy, development activity is focused primarily in its major markets. Development capability allows the Company to continually upgrade its apartment portfolio. During the first nine months of 1997, the Company invested approximately $37.4 million in development projects at nine apartment communities, including two new apartment communities and seven additional phases to existing apartment communities. The Company expects to spend in excess of $50 million on development activity during 1997.

At September 30, 1997, the Company had 916 apartment homes under development as outlined below (dollars in thousands, except cost per home):


                                                                     Development      Estimated        Estimated
                                         No.  Apt.     Completed         Costs      Development          Cost         Expected
Property              Location             Homes       Apt. Homes       to Date         Cost            Per Home   Completion Date
----------------------------------------------------------------------------------------------------------------------------------
New Apartment Communities
Dominion Franklin     Nashville, TN        360           --              $ 4,673       $23,236          $ 64,500          4Q98

Additional Phases
England Run II        Fredericksburg, VA   168          48                 8,819        10,897            64,900          4Q97
Oak Forest II         Dallas, TX           260         164                10,179        13,375            51,400          1Q98
Steeplechase II       Greensboro, NC       176          20                 7,470        11,784            67,000          4Q97
Greenway Park II      Phoenix, AZ           20          16                   858         1,282            64,100          4Q97
Mill Creek II         Wilmington, NC       180          --                 1,629        12,108            67,300          3Q98
                                        ----------------------------------------------------------------------------------------
                                           804         248                28,955        49,446            61,500
                                        -------------------------------------------------------------------------
                                         1,164         248               $33,628     $  72,682          $ 62,400
                                        =========================================================================

During 1997, the Company completed the following development projects (dollars in thousands, except cost per home):


                                                    Development     Estimated
                                         No. Apt.      Costs       Development        Cost       Date of       % Leased
Property              Location             Homes      to Date         Cost           Per Home   Completion    at 9/30/97
---------------------------------------------------------------------------------------------------------------------------

New Apartment Communities
Providence Court      Charlotte, NC        420        $ 29,715    $    30,324         $ 72,200      3Q97            68%

Additional Phases
Brantley Pines II     Ft. Myers, FL         96           6,827          6,755           70,400      2Q97           100%
Oak Park II           Dallas, TX            80           4,358          4,581           57,300      1Q97           100%
                                        ------------------------------------------------------
                                           176          11,185         11,336           64,400
                                        ------------------------------------------------------
                                           596        $ 40,900    $    41,660        $  69,900
                                        ======================================================

During the third quarter, full lease-up at Brantley Pines was achieved.
In late September, construction on the 420 home Providence Court community in Charlotte, North Carolina was completed. This community is currently in the lease-up process. These additions did not have a material impact on the Company's financial results for the three or nine months ended September 30, 1997.

Capital Expenditures
During the nine months ended September 30, 1997, the Company spent approximately $70.7 million on capital improvements to its apartment portfolio. The Company has a policy of capitalizing expenditures related to acquisitions, and the enhancement of the value or the substantial extenuation of the useful life of an existing asset. The Company acquires two types of apartment communities, both of which typically require capital expenditures: (i) near class A properties built since 1980 where the investment (purchase price plus planned improvements) represent a significant discount to replacement cost and (ii) well located, older properties that can be upgraded and repositioned for the longer term. In addition to the Company's capital expenditures on acquisitions, a significant portion of capital expenditures relate to an upgrade program that began in 1996 to modernize certain of the Company's older apartment communities. These upgrades primarily involve updating kitchens and bathrooms and are designed to enhance rent growth and add value to the apartment communities. In addition, several initiatives are underway that either allow the Company to increase rents by more than the inflationary rate or allow the Company to pass expenses along to residents, including: (i) submetering of water and sewer to residents where local and state regulations allow the cost to be passed to the resident, (ii) gating and fencing apartment communities, (iii) installing monitoring devices such as intrusion alarms or controlled access devices, (iv) enlarging fitness centers and (v) adding business centers. Capital expenditures during 1997 are expected to exceed 1996 levels as a result of the upgrade program and initiatives discussed above.

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

Real estate held for disposition
The Company continually undertakes portfolio review analyses with the objective of identifying properties that do not meet the Company's long-term investment objectives due to size, location, age, quality and future investment potential. Generally, this will result in the disposition of many of the Company's older apartment communities. The Company may sell approximately 20% of its apartment portfolio although specific properties have not been identified as sales candidates. These sales will allow the Company to reduce the age of its existing portfolio which should result in lower operating expense and capital expenditure growth associated with the older properties. Management has determined that packaging properties in portfolios is more efficient and provides the greatest opportunities for disposition. The Company intends to sell approximately $50-$70 million of properties each quarter through fiscal year 1998.

Real estate held for disposition included in the Consolidated Balance Sheet in the aggregate amount of $131.6 million, net of accumulated depreciation and valuation allowance includes: (i) 15 apartment communities containing 4,725 apartment homes aggregating $119.0 million, (ii) two shopping centers aggregating $8.6 million, (iii) three other commercial properties aggregating $2.4 million and (iv) one parcel of land in the amount of $1.6 million. Real estate held for disposition contributed net rental income (rental income less rental expenses and depreciation expense) in the aggregate amount of approximately $4.0 million and $13.7 million for the three and nine months ended September 30, 1997, respectively. The Company expects to dispose of these properties within the next twelve months.

During 1997, the Company transferred 19 apartment communities aggregating $135.5 million, net of accumulated depreciation and valuation allowance, from real estate held for investment to real estate held for disposition. Seven properties were subsequently sold, six in a portfolio transaction during the third quarter. In August 1997, the Company executed a contingent contract to sell six apartment communities in a portfolio transaction, all of which are encumbered by tax-exempt notes payable. In October 1997, the Company executed a letter of intent to sell five apartment communities in a portfolio transaction. There is no assurance that either of these portfolio transactions will be consummated. The Company does not anticipate any losses from the sales of any of these properties.

During the second quarter of 1997, the Company sold three apartment communities containing 822 apartment homes and one shopping center for an aggregate sales price of $20.8 million and received net cash proceeds of approximately $17.1 million. For financial reporting purposes, the Company recognized an aggregate $1.3 million gain on the sales. One of these dispositions was structured to qualify as a like-kind exchange under Section 1031 of the Internal Revenue Code, so the related capital gain will be deferred for federal income tax purposes.

On August 1, 1997, the Company sold a portfolio of six apartment communities containing 1,204 apartment homes which had a weighted average age of 26 years for an aggregate sales price of approximately $34.7 million. Cash proceeds of $34.1 million were held in escrow pending subsequent apartment acquisitions by the Company in order to complete like-kind exchange transactions. For financial reporting purposes, the Company recognized an approximate $9.3 million gain on the sale. Since the transaction was structured to qualify as a like-kind exchange under Section 1031 of the Internal Revenue Code, the related capital gains will be deferred for federal income tax purposes. In addition, the company sold an 80 home apartment community in September 1997 for $1.7 million in a like-kind exchange transaction.

On October 23, 1997, the Company sold two apartment communities containing 464 apartment homes with a weighted average age of 24 years for an aggregate sales price of approximately $11.1 million and received net proceeds of approximately $10.9 million. For financial reporting purposes, no significant gain will be recognized on these sales.

Financing Activities
Financial Structure
The following table outlines the Company's financial structure at September 30, 1997: (dollars in thousands)

                                                     Balance at           Weighted Average      Capitalization
                                                 September 30, 1997         Interest Rate          Percentage
                                                 -------------------      ------------------     --------------
Fixed Rate Secured Debt                            $      398,456               7.6%                14.8%
Fixed Rate Unsecured Debt                                 605,521               7.5%                22.5%
                                                   ----------------                                ------
                                                        1,003,977               7.5%                37.3%

Variable Rate Secured Debt                                 14,168               6.2%                 0.5%
Variable Rate Unsecured Debt                               82,000               6.1%                 3.1%
                                                   -----------------                                ------
                                                           96,168               6.1%                 3.6%
                                                   -----------------                                ------

Total Debt                                              1,100,145               7.4%                40.9%

Preferred stock at market                                 269,400               8.9%*               10.0%
Common stock at market ($15 per share)                  1,322,424                                   49.1%
                                                -----------------                                 --------
Equity capitalization at market                         1,591,824                                   59.1%
                                                -----------------                                 --------
Total market capitalization (debt & equity)        $    2,691,969                                  100.0%
                                                =================                                 ========

*Represents the weighted average dividend rate.

Net cash provided by financing activities during the nine months ended September 30, 1997 was approximately $164.4 million compared to $122.6 million for the same period last year, reflecting the higher debt and equity financing activities that were needed to fund higher acquisitions, development and capital improvements during the first nine months of 1997.

Cash provided by financing activities
On January 28, 1997, the Company issued 4,000,000 shares of its common stock at $15.75 per share for an aggregate value of approximately $63 million. Net proceeds of approximately $59.7 million were used to repay an unsecured credit facility assumed in connection with the South West Merger.

The Company also received approximately $26.7 million under its Dividend Reinvestment and Stock Purchase Plan (the "Plan") during the nine months ended September 30, 1997 which included approximately $19.3 million in optional cash investments and $7.4 million of reinvested dividends. The Company expects to generate approximately $40 million in proceeds from the Plan during 1997.

In anticipation of the issuance of unsecured debt in early 1997, the Company entered into a $100 million (notional amount) Treasury rate lock agreement in November 1996. On January 27, 1997, the Company issued $125 million of 7.25% Notes due January 15, 2007 under its $462.5 million shelf registration statement. The Notes were priced to yield 7.31% which was 79 basis points over the 10 year Treasury rate at the time of issuance. The interest rate protection agreement was terminated simultaneously with the $125 million Note issuance and the Company received $1.5 million in cash. This had the economic effect of lowering the interest rate on the Notes to approximately 7.14%. Net proceeds of approximately $124 million were used to curtail bank debt and purchase apartment communities.

On May 29, 1997, the Company sold 6,000,000 shares of 8.60% Series B Redeemable Preferred Stock at $25 per share. Net proceeds of approximately $145.3 million were primarily used to repay short-term bank debt.

Cash used in financing activities
During the first nine months of 1997, the Company paid $74.1 million in distributions to common and preferred shareholders and unitholders in the Operating Partnership.

The Company repaid a $56.0 million unsecured note payable on January 3, 1997 which was assumed in connection with the South West Property Trust Inc. acquisition on December 31, 1996. In addition, the Company repaid a $7.4 million principal installment on an unsecured notes payable in March 1997.

Derivative Instruments
The Company has, from time to time, used derivative instruments to synthetically alter on-balance sheet liabilities or to hedge anticipated financing transactions. Derivative contracts did not have a material impact on the results of operations during the three and nine months ended September 30, 1997 and 1996.

On May 1, 1997, the Company terminated an interest rate swap agreement with a commercial lender with notional amounts from $79 million to $83 million which effectively changed the Company's interest exposure from a variable rate to a weighted average fixed rate of 6.45%. No gain or loss was recognized on this termination.

Credit facilities
On August 4, 1997, the Company closed on a new $200 million three year unsecured revolving credit facility, a $50 million one year unsecured line of credit and a $15 million uncommitted line of credit. Under the new facility, pricing is based upon the higher of the Company's senior unsecured debt ratings from S&P and Moody's which are currently BBB+ and Baa1, respectively. At these rating levels, contractual interest under the new revolving credit facility is LIBOR plus 42 1/2 basis points. The credit facility also includes a $100 million competitive bid option which allows the Company to solicit bids from participating banks at rates below the contractual rate.
At September 30, 1997, the Company had the following credit facilities (dollars in thousands):

                                                Three Months Ended  September 30, 1997       Nine Months Ended September 30, 1997
                                                --------------------------------------       -------------------------------------

                                              Weighted Average                          Weighted Average
                               Amount of         Amount         Weighted Average           Amount              Weighted Average
Credit Facility                Facility        Outstanding        Interest Rate          Outstanding             Interest Rate
----------------------------------------------------------------------------------------------------------------------------------
Revolving credit-3 Yr.       $  200,000         $   42,670            6.1%                $14,223                 6.1%
Line of credit                   50,000              --                --                    --                     --
Uncommitted line                 15,000              2,457            6.2%                    819                 6.2%
Revolving credit**               N/A                23,284            6.1%                 80,335                 6.1%
                            -------------------------------------------------------------------------------------------------------
                             $  265,000         $   68,411            6.1%              $  95,377                 6.1%
                             ======================================================================================================

** Represents the Company's unsecured revolving credit facilities with four commercial banks which were terminated on August 4, 1997 upon the execution of the $200 million three year unsecured revolving credit facility.

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

Funds from Operations
Funds from operations ("FFO") is defined as income before gains (losses) on sales of investments, minority interest of unitholders in operating partnership and extraordinary items (computed in accordance with generally accepted accounting principles) plus real estate depreciation, less preferred dividends and after adjustment for significant non-recurring items, if any. The Company computes FFO in accordance with the recommendations set forth by the National Association of Real Estate Investment Trusts ("NAREIT"). The Company considers FFO in evaluating property acquisitions and its operating performance, and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's operating performance and liquidity.
                                       15

FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

For the three months ended September 30, 1997, FFO increased 60.3% to $29.5 million, compared with $18.4 million for the same period last year. For the nine months ended September 30, 1997, FFO increased 67.6% to $87.3 million, compared with $52.1 million for the same period last year. The increase in FFO was principally due to the increased net rental income from the Company's 29,220 non-mature apartment homes in 92 apartment communities acquired and developed subsequent to January 1, 1996.

                                                    Three Months Ended                        Nine Months Ended
                                                       September 30,                            September 30,
                                                      (In thousands)                           (In thousands)
                                         ------------------------------------        ---------------------------------
                                           1997           1996       % Change         1997       1996       % Change
                                         ------------------------------------        ---------------------------------
Calculation of funds from operations:
Income before gains on sales of
   investments and minority interest of
   unitholders in operating partnership  $ 14,053     $     8,504        65.3%      $ 42,529    $ 25,394        67.5%
Adjustments:
   Real estate depreciation                19,740          12,346        59.9%        55,029      33,711        63.2%
   Dividends to preferred shareholders     (5,653)         (2,428)      132.8%       (11,692)     (7,284)       60.5%
   Impairment loss on real estate
      owned                                 1,400             --         --            1,400         290         --
                                      ----------------------------------------       ---------------------------------

Funds from operations                    $ 29,540     $    18,422        60.3%      $ 87,266    $ 52,111        67.6%
                                      ========================================       =====================================


Weighted average number of common
   and common equivalent shares
   outstanding                             88,014          57,930        51.9%      86,747      57,026        52.1%

Results of Operations
The Company's net income is primarily generated from the operations of its apartment communities. For purposes of evaluating the Company's comparative operating performance, the Company categorizes its apartment communities into two categories (i) mature--those communities acquired, developed and stabilized prior to January 1, 1996 and held throughout both 1997 and 1996 and (ii) non-mature--those communities acquired, developed or sold subsequent January 1, 1996.

For the three and nine months ended September 30, 1997, the Company reported increases over the same period last year in rental income, income before gains on sales of investments and minority interest of unitholders in operating partnership and net income. For the nine months ended September 30, 1997, net income available to common shareholders increased $23.1 million, with a corresponding increase of $.14 per share compared to the same period last year. For the three months ended September 30, 1997, net income available to common shareholders increased $10.3 million, with a corresponding increase of $.07 per share compared to the same period last year . The large per share increases over last year are primarily attributable to gains recognized on the sales of investments. Net income available to common shareholders for the three and nine months ended September 30, 1997 includes aggregate gains on the sales of investments of $9.3 million ($.11 per share) and $12.7 million ($.15 per share), respectively. In addition, since the beginning of 1996, the Company acquired and developed a total of 29,220 apartment homes in 92 apartment communities (including 14,320 completed apartment homes in 44 apartment communities acquired in the South West Merger) and sold 14 apartment communities containing 2,758 apartment homes, representing a net 76% expansion in the number of apartment homes owned during that period. These non-mature apartment homes provided a substantial portion of the aggregate reported increases. However, these increases were moderated in part due to the Company's financing activities during 1997. During the first nine months of 1997, the Company financed its acquisition and development programs primarily with common and preferred equity and the proceeds from property sales rather than debt which was used to finance much of the 1996 acquisition and development programs.

All Apartment Communities
The operating performance for the Company's 220 apartment communities containing 61,099 completed apartment homes (and 2,758 apartment homes in 14 apartment communities sold since January 1, 1996) for the three and nine months ended September 30, 1997 and 166 apartment communities containing 41,204 apartment homes for the three and nine months ended September 30, 1996, respectively, is summarized as follows:



                                  Three Months Ended                        Nine Months Ended
                                     September 30,                            September 30,
                                    (In thousands)                           (In thousands)
                        -----------------------------------      ---------------------------------
                         1997           1996       % Change        1997       1996       % Change
                        -----------------------------------      ---------------------------------
Rental income           $    98,313   $   62,002      58.6%      $  282,176  $  170,700     65.3%
Rental expenses             (42,494)     (26,993)     57.4%        (120,629)    (74,534)    61.8%
Real estate depreciation    (19,740)     (12,346)     59.9%         (55,029)    (33,616)    63.7%
                        -----------------------------------      ---------------------------------
Net rental income (1)   $    36,079   $   22,663      59.2%      $  106,518  $   62,550     70.3%
                        ===================================      =================================

Weighted average number
     of  apartment homes     60,204       38,697      55.6%          57,803      36,193     59.7%
Economic occupancy (2)         92.2%        93.4%     (1.2%)           91.6%       93.2%    (1.6%)
Average monthly rents   $       574   $      554       3.6%      $      570  $      549      3.8%



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

Due to the acquisition and development of 29,220 apartment homes since January 1, 1996 (the Company also sold 14 apartment communities containing 2,758 apartment homes during this same period), the weighted average number of apartment homes increased 59.7% to 57,803 for the nine months ended September 30, 1997 and 55.6% to 60,204 for the three months ended September 30, 1997. As a result of the increase in the number of apartment homes acquired since January 1, 1996, the Company has experienced significant increases in rental income, rental expenses and real estate depreciation for the three and nine months ended September 30, 1997.

Mature Apartment Communities
The operating performance for the Company's 128 mature apartment communities containing 31,879 apartment homes for the three and nine months ended September 30, 1997 and 1996 is summarized as follows:

                                         Three Months Ended                         Nine Months Ended
                                           September 30,                               September 30,
                                           (In thousands)                            (In thousands)

                                     1997            1996          % Change          1997          1996     % Change
                                --------------------------------------------      -----------------------------------

Rental income                   $    52,910     $    51,097           3.5%         $155,929    $  150,573      3.6%
Rental expenses                     (22,642)        (22,545)          0.4%          (67,227)      (65,860)     2.1%
Real estate depreciation            (11,047)        (10,639)          3.8%          (31,760)      (31,016)     2.4%
                                ------------------------------------------          ----------------------------------
Net rental income               $    19,221     $     17,913          7.3%         $ 56,942     $   53,697     6.0%
                                ===========================================         ===================================
Economic occupancy                     93.1%           93.3%         (0.3%)            92.4%          93.2%   (0.8%)
Average monthly rents           $       574      $      554           3.7%         $    569       $    547     3.9%


For the nine months ended September 30, 1997, the Company's mature communities provided approximately 55% of the Company's apartment rental income and 53% of its net rental income. During the first nine months of 1997, the Company's mature apartment communities continued to generate good rent growth and double digit growth of other income. Compared to the same period last year, total rental income from these apartment homes grew 3.6%, or approximately $5.4 million, reflecting an increase in average monthly rents of 3.9% to $569 per month. In addition, other income, primarily fee income, increased approximately $1.1 million or 20.3%. The rental rate increase was offset by a 0.8% decline in economic occupancy to 92.4%, which resulted primarily from a decrease in physical occupancy of 0.7%. The economic occupancy declined due to the weakening of certain major southeastern markets during the last half of 1996 including Columbia and Greenville, South Carolina, Washington DC, Jacksonville, Florida, Richmond and Hampton Roads, Virginia and Atlanta, Georgia. The Company attributes the market softness primarily to increased home buying, a slowdown in job growth and an oversupply of apartment homes in certain of the southeastern markets. Overall, economic occupancy bottomed out in January 1997 at 90.7% and has grown steadily during the remainder of the year to 93.0% for September 1997, an improvement of 2.3% during the year. The increase in occupancy has been accomplished without sacrificing rent growth which was enhanced by the Company's upgrade program. For the quarter ended September 30, 1997, total rental income from these apartment homes grew 3.5%, or approximately $1.8 million, reflecting an increase in average monthly rents of approximately $2.0 million or 3.7% to $574. Other income increased approximately $304,000 or 15.3%, over the same period last year while economic occupancy declined 0.3% to 93.1%. The Company expects to maintain rent growth in the 3.5% to 4% range and economic occupancy in the 93% range during the remainder of 1997.

For the nine months ended September 30, 1997, rental expenses at these communities increased 2.1%, or $1.4 million, resulting in an improvement in the operating margin of 0.6% to 56.9%. The 2.1% increase in operating expenses is attributable to higher personnel costs, marketing and advertising costs and the Company's cost of self-management. Personnel costs increased 8.0% or approximately $1.1 million primarily due to the fact that the Company was understaffed at some of its properties during much of 1996. Marketing and advertising costs increased 43.4% or approximately $794,000 over the same period last year as a direct result of softening in certain major markets as discussed above. The cost of self-management increased 37.8% or approximately $1.4 million as the Company invested heavily in its personnel and technological infrastructure during 1997 in response to the significant growth the Company has experienced during the past year. These additions allow the Company to compete more effectively in the real estate industry. However, these rental expense increases were offset by decreases in repairs and maintenance expense and utility expense. Repairs and maintenance expense decreased 11.5% or approximately $1.4 million primarily as a result of less exterior painting, extraordinary repairs and mechanical repairs. In addition, the Company has taken advantage of economies of scale due to its increased size and centralized purchasing during the 1997 period. Utility expense decreased primarily as a result of submetering water and sewer to residents where local and state regulations allow the cost to be passed to the resident. For the quarter ended September 30, 1997, rental expenses increased only $47,000 or 0.2% over the same period last year for the same reasons discussed above. The Company's objective is to maintain rental expense growth below the 2% range during the remainder of 1997.

For the three and nine months ended September 30, 1997, depreciation expense increased partly as a result of the upgrade and improvement process in place at the Company's mature apartment communities discussed under "Capital Expenditures" in Liquidity and Capital Resources.

Non-Mature Communities
The operating performance for the three and nine months ended September 30, 1997 for the Company's 92 non-mature apartment communities which include: (i) 7,590 apartment homes acquired during 1996, net of one resold, and a 253 home community acquired in 1995 and not stabilized due to significant rehabilitation,
(ii) 13,671 apartment homes acquired on December 31, 1996 in connection with the South West Merger, net of one resold, (iii) 6,802 apartment homes acquired since January 1, 1997, (iv) 2,758 apartment homes sold since January 1, 1996 and (v) the 739 apartment homes developed since January 1, 1996 is summarized as follows (dollars in thousands):

Three Months Ended September 30, 1997 and 1996:



                                                                         1997 Acquisitions and
                                                            Former         1997 and 1996
                           1996 Acquisitions               South West     Development & Sales    Total Non-Mature
                          -----------------------         ------------    -------------------    --------------------
                            1997       1996               1997   1996      1997     1996         1997       1996
                          -----------------------         ------------    -------------------    --------------------
Rental income               $  12,839   $  7,941         $ 21,934  $ --    $ 10,630    $ 2,964   $  45,403  $ 10,905
Rental expenses                (5,392)    (2,944)          (9,726)   --      (4,734)    (1,504)    (19,852)   (4,448)
Real estate depreciation       (3,415)    (1,584)          (3,518)   --      (1,760)      (123)     (8,693)   (1,707)
                          -------------------------       -------------   --------------------   --------------------
Net rental income          $    4,032   $  3,413         $  8,690  $ --    $  4,136    $ 1,337   $  16,858  $  4,750
                          =========================       ==============  ====================   ====================

Nine Months Ended September 30, 1997 and 1996:

                                                                         1997 Acquisitions
                                                            Former         1997 and 1996
                           1996 Acquisitions               South West     Development & Sales     Total Non-Mature
                          -----------------------         ------------    -------------------     -----------------
                            1997       1996               1997   1996      1997     1996          1997       1996
                          -----------------------         ------------    -------------------     -----------------
Rental income            $ 37,906    $  11,219           $ 64,828  $--    $   23,513   $ 8,907   $ 126,247  $ 20,126
Rental expenses           (15,479)      (4,211)           (27,699)  --       (10,224)   (4,461)    (53,402)   (8,672)
Real estate depreciation   (8,947)      (2,257)           (10,960)  --        (3,362)     (344)    (23,269)   (2,601)
                         ------------------------        --------------   --------------------    ------------------
Net rental income        $ 13,480    $   4,751           $ 26,169  $--    $   9,927    $ 4,102   $  49,576  $  8,853
                        =========================        =============    ====================    ==================

For the nine months ended September 30, 1997, the Company's non-mature apartment communities provided approximately 45% of the Company's apartment rental income and 47% of its net rental income. Rental income, rental expenses and real estate depreciation increased from 1996 to 1997 directly as a result of the increase in the weighted average number of apartment homes owned during 1997. For the nine months ended September 30, 1997, average economic occupancy was 90.7% and the operating margin was 57.7% for the non-mature apartment communities. For the quarter ended September 30, 1997, average economic occupancy was 91.2% and the operating margin was 56.3%.


1996 Acquisitions (excluding the South West Merger)
The 29 apartment communities containing 7,590 apartment homes that were acquired during 1996, net of one apartment community containing 122 apartment homes resold and a 253 home community acquired in 1995 and not stabilized due to significant rehabilitation provided a significant increase in rental income, rental expenses and depreciation expense for the Company's apartment portfolio for the three and nine months ended September 30, 1997. For the first nine months of 1997, these apartment communities had economic occupancy of 89.3% and an operating margin of 59.2%. For the quarter ended September 30, 1997, these apartment communities had economic occupancy of 90.3% and an operating margin of 58.0%. The first year return on investment for these communities was projected at 9.5%, however, the actual return on investment for the nine months ended September 30, 1997, on an average investment of approximately $324 million, was approximately 9.0% (excluding one community under renovation). This was primarily due to the under-performance of nine apartment communities that were acquired in August 1996 as part of a portfolio transaction which had a concentration of communities in the Greensboro/Winston-Salem, North Carolina market. Occupancy levels in this region peaked in August 1996 when the Company acquired these properties and has subsequently fallen during the first nine months of 1997 reflecting an oversupply of apartment product in this market. The Company believes this market is a good long-term market.

South West Property Trust Inc. (SWP)
The acquisition of the 43 apartment communities containing 13,791 apartment homes included in the SWP Merger on December 31, 1996, net of one apartment community containing 544 apartment homes resold, provided the largest increases in rental income, rental expenses and depreciation expense for the Company's entire apartment portfolio for the three and nine months ended September 30, 1997. The first year return on investment for the SWP Portfolio was projected to be 9.5% which approximates the 9.4% return on investment posted during the first nine months of 1997. For the nine months ended September 30, 1997, these apartment communities had economic occupancy of 92.5% and an operating margin of 57.3%. For the quarter ended September 30, 1997, these apartment communities had economic occupancy of 93.3% and an operating margin of 55.7%.

1997 Acquisitions, Development and Sales
Included in this category are the following: (i) the 22 apartment communities containing 6,802 apartment homes and the second phase of an existing apartment community containing 100 apartment homes acquired by the Company during the first nine months of 1997 which are projected to have a first year return on investment of approximately 9.6%, (ii) the 739 apartment homes developed since January 1, 1996 and (iii) the 14 apartment communities containing 2,758 apartment homes sold since January 1, 1996. Excluding the third quarter acquisitions, the third quarter return on investment for the 1997 acquisitions on an average investment of $220.8 million was 9.1%. These communities provided approximately 8.3% and 9.3% of the Company's rental income and net rental income, respectively, for the nine months ended September 30, 1997. For the quarter ended September 30, 1997, these properties provided 10.8% and 11.5% of the Company's rental income and net rental income, respectively.

Commercial Properties
Rental income and rental expenses from commercial properties decreased $365,000 and $124,000, respectively during the three months ended September 30, 1997, compared to the same period last year. For the nine month period, rental income, rental expenses and depreciation expense decreased $1.8 million, $647,000 and $94,000 compared to the same period last year. These decreases were directly attributable to the sale of five shopping centers and one industrial park since the beginning of 1996.

Interest Expense
Interest expense increased $5.8 million and $22.9 million for the three and nine months ended September 30, 1997 over the same periods last year. The weighted average amount of debt employed during the first nine months of 1997 was higher than it was in 1996 ($1.1 billion in 1997 versus $619.1 million in 1996). The weighted average interest rate on this debt was slightly lower than it was during the same period last year, decreasing from 7.6% in 1996 to 7.5% in 1997. For the quarter ended September 30, 1997, the weighted average debt outstanding was higher than the same period last year ($1.1 billion in 1997 versus $763.9 million in 1996). The weighted average interest rate on this debt was slightly lower than it was during the same period last year, decreasing from 7.6% in 1996 to 7.4% in 1997. For the three and nine months ended September 30, 1997, total interest capitalized was $851,000 and $2.1 million, respectively.

General and Administrative
During the three and nine months ended September 30, 1997, general and administrative expenses increased by $359,000 and $1.1 million over the same periods last year. In 1997, the Company incurred increases in most of its general and administrative expense categories which are directly attributable to the increased size of the Company. The largest increases occurred in payroll and payroll related expenses and investor relations expense. General and administrative expense as a percentage of rental revenues decreased .4% from 2.0% during the third quarter of 1996 period to 1.6% during the third quarter of 1997 primarily due to economies of scale. During the third quarter of 1997, general and administrative expenses grew approximately 28% while rental income grew by approximately 57% over the same period last year. For the nine month period ended September 30, 1997, general and administrative expense as a percentage of rental revenues decreased .5% from 2.4% to 1.9%. During this same period, general and administrative expenses grew by approximately 26% while rental income grew by 63%.

Gains on Sales of Investments
During the nine months ended September 30, 1997, the Company recognized gains on the sales of investments aggregating $12.7 million as a result of the following transactions: (i) the first quarter sale of the Company's investment in the preferred stock of First Washington Realty Trust, Inc. obtained as partial consideration in the 1995 sale of four commercial properties on which the Company recognized a gain for financial reporting purposes of $2.1 million and
(ii) the second and third quarter sales of ten apartment communities containing 2,106 apartment homes and one shopping center for an aggregate sales price of $57.5 million on which the Company recognized aggregate gains for financial reporting purposes of $10.6 million.

Dividends to Preferred Shareholders
Dividends to preferred shareholders totaled $5.7 million and $11.7 million for the three and nine month periods ended September 30, 1997 compared to $2.4 million and $7.3 million for the same periods last year. The increase in dividends to preferred shareholders is a result of the issuance of six million shares of Series B 8.60% Cumulative Redeemable Preferred Stock on May 29, 1997.

Inflation
The Company believes that the direct effects of inflation on the Company's operations have been inconsequential.

                                    PART II

Item 1.   LEGAL PROCEEDINGS

         Neither the Company nor any of its apartment communities is presently subject to any material litigation nor, to the Company=s knowledge, is any litigation threatened against the Company or any of the communities, other than routine actions arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the business or financial condition or results of operations of the Company.

Item 2. CHANGES IN SECURITIES

         None

Item 3. DEFAULT UPON SENIOR SECURITIES

         None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5. OTHER INFORMATION

         None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed on the accompanying index to exhibits are filed as part of this quarterly report.


(b) A Form 8-K dated July 1, 1997 was filed with the Securities and Exchange Commission on July 15, 1997. The filing reported the acquisition by the Company of properties which were in the aggregate were "significant". The Form 8-K was subsequently amended by Form 8-K/A No. 1 which was filed with the Securities and Exchange Commission on September 15, 1997. This Form 8-K/A included the statements of rental operations of twelve properties which included Lakeside Apartments, Mallards of Brandywine Apartments, Orange Oaks Apartments, Forest Creek Apartments, Lotus Landing Apartments, Stoneybrooke Apartments, Trinity Place Apartments, Tradewinds Apartments, Anderson Mill Oaks Apartments, Post Oak Ridge Apartments, Pineloch Apartments and Seahawk Apartments.

         A Form 8-K dated October 21, 1997, was filed with the Securities and Exchange Commission on November 5, 1997. The filing reported the acquisition by the Company of properties, of which, the aggregate number of properties acquired exceeded the majority of properties which were audited.
                                       21

                            EXHIBIT INDEX


                              Item 6 (a)

         The exhibits listed below are filed as part of this quarter ly report. References under the caption "Location" to exhibits, forms, or other filings indicate that the form or other filing has been filed, that the inde xed exhibit and the exhibit referred to are the same and that the exhibit referr ed to is incorporated by reference.



Exhibit           Description                                               Location
----------        ---------------------------------           -------------------------------
2(b)              Definitive Agreement and Plan of            Exhibit 2(b) to the Company's Form S-4 Registration
                  Merger dated as of October 1, 1996,         Statement (Registration No. 333-13745) filed with
                  the between the Company, United Sub,        Commission on October 9, 1996.
                  Inc. and South West Property Trust Inc.

3(a)              Restated Articles of Incorporation          Filed herewith.

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

4(ii)(g)          Three Year Credit Agreement dated            Filed herewith.
                  As of August 4, 1997, between the
                  Company, United Dominion Realty, L.P.,
                  And other subsidiaries and affiliates
                  Of the Company, the Lenders named
                  Therein and NationsBank, N.A., as
                  Administrative Agent

4(ii)(h)          364 day Credit Agreement dated               Filed herewith.
                  as of August 4, 1997, between the
                  Company, United Dominion Realty, L.P.,
                  And other subsidiaries and affiliates
                  Of the Company, the Lenders named
                  Therein and NationsBank, N.A., as
                  Administrative Agent

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

10(ix)            Amended and Restated Agreement               Filed herewith.
                  of Limited Partnership of
                  United Dominion Realty, L.P.
                  Dated as of August 30, 1997.

12                Computation of Ratio of Earnings             Filed herewith.
                  to Fixed Charges

27                Financial Data Schedule                      Filed electronically with the Securities and
                                                               Exchange Commission.




                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange
Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Dominion Realty Trust, Inc.
          (registrant)


Date: November 14, 1997            /s/ James Dolphin
-----------------------            -----------------
                                    James Dolphin
                                    Executive Vice President and Chief
                                         Financial Officer

Date: November 14, 1997            /s/ Jerry A. Davis
-----------------------            ------------------
                                    Jerry A. Davis
                                    Vice-President , Corporate Controller and
                                           Principal Accounting Officer

                                               25

