Form 10-K
period 1997-12-31
UNITED DOMINION REALTY TRUST INC
filed 1998-03-31
CIK 74208

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

                  For the fiscal year ended December 31, 1997

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

                                 (804) 780-2691
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                           Name of exchange on which registered
-------------------                                           ------------------------------------
Common Stock, $1 par value                                         New York Stock Exchange
Preferred Stock Purchase Rights                                    New York Stock Exchange
9.25% Series A Cumulative Redeemable Preferred Stock               New York Stock Exchange
8.60% Series B Cumulative Redeemable Preferred Stock               New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to filing requirements for at least the past 90 days.

                              Yes     X        No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K. (X)

The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sales price on the New York Stock Exchange) on March 13, 1998 was approximately $1.3 billion.* As of March 13, 1998, there were 91,886,256 shares of common stock, $1 par value, outstanding.

Part III incorporates certain information be reference from the definitive proxy statement to be filed with respect to the Annual Meeting of Shareholders on May 12, 1998.

*In determining this figure, the Company has assumed that all of its officers & directors, and persons known to the Company to be beneficial owners of more than 5% of the Company's shares, are affiliates. Such assumptions should not be deemed conclusive for any other purpose.

                       UNITED DOMINION REALTY TRUST, INC.

                               TABLE OF CONTENTS

                                                                                                PAGE
PART I.
         Item 1.  Business                                                                        3
         Item 2.  Properties                                                                     14
         Item 3.  Legal Proceedings                                                              15
         Item 4.  Submission of Matters to a Vote of Security Holders                            15

PART II.

         Item 5.  Market for Registrant's Common Equity and Related                              17
                           Stockholder Matters
         Item 6.  Selected Financial Data                                                        19
         Item 7.  Management's Discussion and Analysis of Financial                              21
                           Condition and Results of Operations
         Item 8.  Financial Statements and Supplementary Data                                    37
         Item 9.  Changes in and Disagreements with Accountants on                               37
                           Accounting and Financial Disclosure

PART III.

         Item 10. Directors and Executive Officers of the Registrant                             38
         Item 11. Executive Compensation                                                         38
         Item 12. Security Ownership of Certain Beneficial Owners and                            38
                           Management
         Item 13. Certain Relationships and Related Transactions                                 38

PART IV.

         Item 14. Exhibits, Financial Statement Schedule, and Reports on                         39
                           Form 8-K



                                     Part I
Item 1.   BUSINESS

The Company
General

         United Dominion Realty Trust, Inc., a Virginia corporation, (collectively with its subsidiaries, the "Company"), is a self-administered equity real estate investment trust ("REIT"), engaged in the ownership, acquisition and development of apartment communities primarily across the Sunbelt region of the United States.

         Formed in 1972, the Company is headquartered in Richmond, Virginia with regional offices in Richmond, Dallas, Atlanta, Orlando and Houston, and area offices in the previously mentioned cities plus Columbia, Raleigh, Charlotte, Tampa, Nashville, San Antonio and Phoenix. The regional offices are responsible for the operation, acquisition, construction and asset management activities in their respective geographic regions. The Company had approximately 2,100 employees as of March 13, 1998.

         The Company manages its properties directly, rather than through outside property management firms. During 1997, the cost of internal property management of the Company's apartment communities totaled approximately 3.2% of rental revenue. In determining its cost of self management, the Company considers all direct and indirect costs associated with the internal property management function.

         The Company operates as a real estate investment trust under the applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"). To qualify, the Company must meet certain tests which, among other things, require that its assets consist primarily of real estate, its income be derived primarily from real estate and at least 95% of its taxable income be distributed to its common shareholders. Because the Company qualifies as a REIT, it is generally not subject to federal income taxes.

Apartments and Markets

         At December 31 1997, the Company's apartment portfolio included 225 apartment communities having a total of 62,789 completed apartment homes and 1,064 apartment homes under development (See Item 2, "Properties."). The apartment community is the Company's basic business unit and is staffed with well trained property management personnel. The communities have a community director, leasing assistants and a maintenance staff who oversee the daily operation of the communities. Other than Dallas, Texas where 14% of the Company's apartment homes are located, no other market has more than 6% of the Company's communities. The Company's apartment communities consist primarily of upper middle to moderate income garden and townhouse communities which make up the broadest segment of the apartment market. Most of the communities are considered to be "B" grade quality although the Company does own class A properties that compete at or near the top of their respective markets. "B" grade communities are generally either of 1980's construction, located in good neighborhoods or 1970's construction in good neighborhoods where the apartments have been, or can be, significantly upgraded and repositioned. Management believes that these well located apartments offer the Company a good combination of current income and longer-term income growth.

         The Company's apartment operations are divided into four geographic regions, each of which constitutes a core operating unit . The Northern Region includes Delaware, Maryland, Virginia and northern North Carolina. The Southern Region includes Charlotte, North Carolina, South Carolina, Georgia, Tennessee and Alabama. The Florida Region consists of the entire state of Florida, while the Western Region includes Texas, Arkansas, Oklahoma, Nevada, New Mexico and Arizona.


                                    Northern       Southern           Florida            Western
Number of apartment homes             20,589          13,892            10,452            17,856
Percent of rental revenues          $132,983        $ 88,855          $ 65,819          $ 96,548

   In 1997, the Company designated 23 markets throughout the Sunbelt in which it wanted to own and operate a significant number of apartment communities. Geographic market diversification is important as it balances the portfolio performance and makes the Company less susceptible to cyclical real estate cycles and economies in a specific market. In a given year, the Company will have some markets that are strong, many that are balanced and some that are oversupplied. However, with its market diversification, the Company's aggregate results of operations are anticipated to be balanced year to year. By the end of 1998, the Company plans to be an owner and operator in 30 major markets.

         Although there is no known move toward rent control in any of the markets in which the Company currently owns apartments, the Company's ability to raise rents to cover increases in operating expenses might be impaired should rent control legislation be enacted. As the Company has expanded, attempts have been made to avoid markets where the exposure to reduced defense spending is believed to be high. Size and geographical diversification can smooth the overall performance of the Company during natural real estate cycles.

         In the beginning of 1996, most of the southeast apartment markets were in equilibrium with supply and demand balanced, however, occupancy began to fall during the second half of the year which was primarily due to a combination of factors which included: (i) slower job growth, (ii) an increase in the home ownership rate and (iii) an increase in the supply of new apartments. Physical occupancy at the Company's apartment communities averaged 91.9% for December 1996 and bottomed out in January 1997 at 91.6%. Occupancy grew steadily throughout 1997 as these markets began to recover, and by December 1997, physical occupancy had increased to 92.6%, one full basis point above the beginning of the year. In 1997, the increased supply led to softness in certain of the Company's southeastern markets, however, supply and demand in the Company's markets are generally in equilibrium.

Business and Operating Strategies

         The Company seeks to increase shareholder value by (i) generating growth in the operating results of its existing apartment communities, (ii) acquiring apartment communities that will provide a good long-term investment,
(iii) developing communities in its existing markets which provide above market yields, (iii) selling communities that no longer meet the its investment criteria and (iv) financing its activities at the lowest possible cost of capital.

         The Company's current strategy includes three major elements designed to position the Company for the future which includes the following: (i) to establish the Company as a national owner of apartment communities by entering new markets, (ii) to achieve sufficient size in designated major markets by continuing to grow in existing markets and (iii) to upgrade the portfolio by selling 20% of the Company's apartment portfolio, in terms of asset quality and location, in order to upgrade the overall quality of the portfolio to "B" grade. The Company believes that being a dominant owner in a market has the following advantages:

o        Being a local market leader.
o Improving operating margins as operating costs are driven down through economies of scale and efficiencies in operations.
o        Efficiently market services to residents.
o Benefit from utility deregulation by purchasing utilities in bulk and remarketing them to residents.
o        Building stronger local and regional teams of associates.
o        Increase acquisition and development opportunities.
o        Spread the risk of economic downturns by operating in numerous markets.
o        Create name recognition and loyalty.

         To fully execute this strategy, the Company will focus some of its acquisition efforts on new markets in different parts of the country, concentrating on opportunities that will create value for the Company. However, because of the increase in prices for acquisition properties, the Company is placing additional emphasis on development, as it provides added flexibility to grow in its existing markets.

Acquisitions

         The Company seeks to acquire apartment communities that can provide returns on investment in excess of the Company's cost of capital and that are projected to provide first year weighted average returns on investment of at least 9-9 1/2%. While the Company seeks positive spreads on its nominal cost of capital, the ability to add value by repositioning the community, adding features that provide higher returns on incremental investment and growing non-rental income, can be more important than the current yield. The Company's goal is to achieve a 10 1/2% rate of return by the third year of ownership. During 1997, the Company acquired 28 apartment communities containing 8,524 apartment homes, net of one resold, at a total cost (including closing costs) of approximately $342 million. Of the 28 apartment communities purchased, 27 were located in the Company's major markets. All of the communities acquired offered an opportunity for the Company to add features that would be revenue enhancing and, therefore, add value. The Company expects to acquire approximately 8,000 to 10,000 apartment homes for an aggregate purchase price ranging from $350 million to $450 million during 1998, excluding the merger with ASR Investment Corporation. The 1998 acquisition activity will be focused primarily in Florida, the Southwest and Northwest.

The following table summarizes the Company's growth during the last five years (dollars in thousands)

                                              1997              1996             1995             1994            1993
                                              ----              ----             ----             -----           ----
Homes Acquired                               8,628              22,032(a)        5,142            11,368          4,082
Homes owned at December 31,                 62,789              55,664          34,224            29,282         17,914
Total real estate owned, at cost       $ 2,472,537         $ 2,085,023     $ 1,182,113       $ 1,007,599      $ 582,213
Total rental income                    $   386,672         $   241,260     $   194,511       $   139,380      $  88,664


(a) Includes 14,320 completed apartment homes and 675 homes under development acquired in connection with the South West Property Trust Inc. merger on December 31, 1996.

Mergers

        Prior to 1990, the Company was the only major publicly held
REIT focusing predominantly on apartment investments. Since then, a number of new multifamily REITs have been formed. Some of these REITs may seek to be acquired by larger, more strongly capitalized REITs that have superior access to the capital markets. The Company has been a major participant in this real estate consolidation process, having acquired apartment portfolios in each of the last three years. The Company completed the South
West Property Trust Inc. Merger ("South West Merger") on December 31, 1996 which contained 14,320 apartment homes located throughout the Sunbelt. The South West Merger provided the Company with significant diversification beyond its traditional Southeast and Mid-Atlantic markets, expanding the Company into Southwestern markets. The Company intends to participate in the real estate consolidation process by acquiring private and public real estate companies in strategic mergers and portfolio transactions that meet the Company's objective to increase size in existing markets or to expand geographically.

         Effective at the close of business on March 27, 1998, ASR Investment Corporation ("ASR") was merged with and into a wholly owned subsidiary of the Company. ASR owns approximately 7,500 apartment homes in the Southwest and Northwest which satisfies the Company's objective of obtaining greater size in its Southwest markets and gaining entry into new markets. The merger was treated as a purchase for accounting purposes and had an aggregate purchase price estimated at approximately $330 million, including closing costs.

Real estate under development

         Development activity is focused in certain of the Company's major markets. With acquisition costs approaching replacement cost and the spreads over the Company's cost of capital narrowing, building in selected markets enables the Company to increase its return on investment. During 1997, the Company increased its level of development activity, completing the development of 1,067 apartment homes in five additional phases to existing communities and one new apartment community. During 1997, the Company invested $52.2 million in eleven properties under development, which includes four new apartment communities and seven additional phases to existing apartment communities. The Company plans to invest approximately $100 million on the development of new apartment communities and additional phases to existing apartment communities during 1998 which are anticipated to provide stabilized returns on investment in the 10% to 10 1/2% range. At December 31, 1997, the Company had three new apartment communities and two additional phases to existing communities under development containing a total of 1,276 apartment homes (212 of which were completed).

Existing Communities

         The Company's net income is primarily generated from the operations of its apartment communities. During 1997, the Company's mature apartment communities (those communities acquired, developed and stabilized prior to January 1, 1996 and held throughout the annual reporting period) consisted of 127 apartment communities containing 31,519 apartment homes. These mature communities provided strong rental growth of 3.8% which was coupled with only a 2.2% increase in rental expenses. Average economic occupancy and rental rates at the Company's mature apartment communities (those acquired, developed and stabilized prior to January 1, 1996) during the comparable periods are set forth below:

                                     1997              1996             1995
                                     ----              ----             ----
Economic occupancy                   92.6%             92.8%            94.8%
Average monthly rental rates         $572              $540             $516

         The Company's strategic objectives include upgrading the apartment portfolio through the addition of features and initiatives to the communities that are appropriate for the market and which will support higher rents.

Value enhancing improvements plus improvements that substantially extend the useful life of an existing asset are capitalized. A significant portion of the Company's capital expenditures relates to an upgrade program that began in 1996 to modernize certain older apartment communities. This program, which primarily involves updating kitchens and bathrooms, contributed to the rent growth at the mature apartment communities during 1997 and will continue to give these communities a competitive advantage in their respective markets. In addition, several initiatives which are considered revenue enhancing are under way that either allow the Company to increase rents by more than the inflationary rate or allow the Company to pass expenses to residents including: (i) sub-metering of water and sewer to residents where local and state regulations allow, (ii) gating and fencing of apartment communities, (iii) installing monitoring devices such as intrusion alarms or controlled access devices, (iv) enlarging fitness centers, (v) adding business centers and (vi) constructing carports, garages and self storage units.

Sales

         The Company continually undertakes portfolio review analysis with the objective of identifying communities that do not meet long-term investment objectives due to size, location, age, quality and/or performance. In 1997, the Company implemented a plan to sell 20% of its apartment portfolio which did not meet the Company's long-term investment objectives. During 1997, the Company sold twelve apartment communities and one shopping center for an aggregate sales price of $68.4 million and received net proceeds of approximately $64.0 million. The average age of communities sold was 24 years, which was 13 years older than the average age of the Company's 1997 acquisitions. At December 31, 1997, the Company had 25 apartment communities containing 6,907 apartment homes included in real estate held for disposition.

         Management has determined that by grouping communities and offering them for sale as a portfolio is more efficient and provides greater opportunities for disposition. As a result, the Company plans to sell approximately $75 million of assets each quarter in 1998 and expects to complete the disposition program by the end of 1998.

         In January 1998, the company sold a 2,406 home portfolio of five Texas communities for approximately $65.6 million and has a second portfolio under contract for sale. The proceeds from the property sales will be used to acquire apartment communities and fund the development program.

Financing Strategies

         As a qualified REIT, the Company distributes a substantial portion of its cash flow to its shareholders in the form of distributions. The Company seeks to retain sufficient cash to cover normal operating needs, including routine replacements and to help fund additional acquisitions and development activity. The Company utilizes a variety of primarily external financing sources to fund portfolio growth, major capital improvement programs and balloon debt payments. Bank lines of credit generally have been used to temporarily finance these expenditures, and subsequently this short-term bank debt has been replaced with longer-term debt or equity. The Company may also fund its capital requirements through (i) the assumption of mortgage indebtedness, (ii) property sales, (iii) common shares sold through the Company's Dividend Reinvestment and Stock Purchase Plan, (iv) retained operating cash flow, (v) the issuance of operating partnership units and (vi) the use of unused credit facilities. At December 31, 1997, the Company had the following credit facilities outstanding:
(i) $200 million three year unsecured revolving credit facility (which includes a $100 million competitive bid option which allows the Company to solicit bids from participating banks at rates below the contractual rate), (ii) a $50 million one year unsecured line of credit and (iii) a $15 million uncommitted line of credit with a major U.S. financial institution. At December 31, 1997, the Company had $135.6 million of borrowings outstanding under these credit facilities.

         During 1997, the Company completed the following financing activities:
(i) issued 4 million shares of common stock at $15.75 per share, netting proceeds of $59.4 million, (ii) issued $125 million of 7.25% Notes, (iii) sold 6 million shares of 8.60% Series B Redeemable Preferred Stock at $25 per share, for net proceeds of $145.1 million, (iv) raised $39.7 million under the Dividend Reinvestment and Stock Purchase Plan, (v) assumed debt of $60 million in connection with the acquisition of apartment communities and (vi) issued 849,000 Operating Partnership Units valued at $13 million.

         Depending on the volume and timing of acquisition activity, the Company anticipates raising additional debt and equity capital during the next twelve months to finance capital requirements while striving to minimize the overall cost of capital, however, the 1998 acquisition and development activity is expected to be funded primarily with the proceeds from the planned sales of communities.

Competition

         In most of the Company's markets, the competition for residents among communities is extremely intense as some competing communities offer features that Company's properties do not have. Also, some competing communities are larger and/or newer than the Company's communities. The competitive situation of each community varies and intensifies as additional properties are constructed.

         When in the market for new acquisitions, the Company competes with numerous other investors, including other REITs, individuals, partnerships, corporations, pension funds, insurance companies, foreign investors and other real estate entities. Although the Company has certain advantages because of its substantial presence in its markets and its access to capital, some competing investors are larger than and may have a competitive advantage over the Company in terms of assets and other investment resources. During 1997, the competition for both single property and portfolio acquisitions intensified which resulted in lower acquisition capitalization rates. Management believes that the Company, in general, is well positioned in terms of economic and other resources to compete effectively and intends to maintain its pricing discipline while continuing to pursue acquisitions that meet the Company's long-term investment objectives.

Environmental Regulations

         To date, compliance with federal, state, and local environmental protection regulations has not had a material effect on the capital expenditures, earnings or competitive position of the Company. However, over the past few years, concerns have been raised regarding the presence of asbestos and other hazardous materials in existing real estate properties. In response to this, on March 1, 1991, the Company adopted a property management plan for hazardous materials. As part of the plan, Phase I environmental site investigation and reports have been completed for each property owned by the Company and not previously inspected. In addition, all proposed acquisitions are inspected prior to acquisition. The inspections are conducted by qualified environmental consultants, and the report issued is reviewed by the Company prior to the purchase or development of any property. Nevertheless, it is possible that the Company's environmental assessments will not reveal all environmental liabilities, or that some material environmental liabilities exist in which the Company is unaware. In some cases, the Company has abandoned otherwise economically attractive acquisitions because the costs of removal or control have been prohibitive and/or the Company has been unwilling to accept the potential risks involved. The Company does not believe it will be required to remediate any asbestos materials at any of its properties as asbestos is managed in place in accordance with current environmental laws and regulations. Management believes that through professional environmental inspections and testing for asbestos and other hazardous materials, coupled with a conservative posture toward accepting known risk, the Company can minimize its exposure to potential liability associated with environmental hazards.

         The Company is unaware of any environmental hazards at any of its properties which individually or in the aggregate may have a material adverse impact on its operations or financial position. The Company has not been notified by any governmental authority, and is not otherwise aware, of any material non-compliance, liability or claim relating to environmental liabilities in connection with any of its properties. The Company does not believe that the cost of continued compliance with applicable environmental laws and regulations will have a material adverse effect on the Company or its financial condition or results of operations. There can be no assurance, however, that future environmental laws, regulations or ordinances will not require additional remediation of existing conditions that are not currently actionable. Also, if more stringent requirements are imposed on the Company in the future, the costs of compliance could have a material adverse effect on the Company or its financial condition. To the best of its knowledge, the Company is in compliance with all applicable environmental rules and regulations.

Operating Partnership - United Dominion Realty Trust, L.P.

         On October 23, 1995, the Company organized United Dominion Realty, L.P. (the "Partnership") under the Virginia Revised Uniform Limited Partnership Act, as amended (the "Partnership Act"). The Company is the sole General Partner of the Partnership and currently holds an 89.4% interest. The Partnership is intended to assist the Company in competing for the acquisition of properties that meet the Company's investment strategies from seller partnerships, some or all of whose partners may wish to defer taxation of gain realized on sale through an exchange of partnership interests.

         The Partnership was organized under a First Amended and Restated Agreement of Limited Partnership dated as of December 31, 1995 which was subsequently amended in the Second Amended and Restated Agreement of Limited Partnership dated as of August 30, 1997 (the "Partnership Agreement"). A summary of certain provisions of the Partnership Agreement is set forth below. The summary does not purport to be complete and is subject to and qualified in its entirety by reference to applicable provisions of the Partnership Act and the complete Partnership Agreement. The Partnership Agreement is filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

Admission of Limited Partners; Investment Agreements

         The Company presently intends to limit admission to the Partnership to Limited Partners who are "accredited investors," as defined in Rule 501(a) under the Securities Act of 1933, as amended (the "Securities Act"). Limited Partners will be admitted upon executing and delivering to the Company an Investment Agreement (the "Investment Agreement") and delivering to the Partnership the consideration prescribed therein. In the Investment Agreement, the prospective Limited Partner makes both representations as to his status as an accredited investor and other representations and agreements regarding the Units (defined below) to be issued to him, thus, assuring compliance with the Securities Act. Any rights to Securities Act registration of the Common Stock of the Company issued to such Limited Partner upon redemption of his Units (see "Redemption Rights" below), will also be set forth in the Investment Agreement or a separate registration rights agreement.

Units

         The interests in the Partnership of the Partnership's limited partners (the "Limited Partners") are represented by units of limited partnership interest (the "Units"). All holders of Units are entitled to share in the cash distributions from, and in the profits and losses of, the Partnership. Distributions by the Partnership are made equally for each Unit outstanding.

As the Partnership's sole General Partner, the Company intends to make distributions per Unit in the same amount as the cash dividends paid by the Company on each share of Common Stock. However, because Partnership properties, which are the primary source of cash available for distribution to Unit holders, are significantly fewer than properties held directly by the Company and may not perform as well, there can be no assurance that distributions per Unit will always equal Common Stock dividends per share. A distribution made to the Company that enables it to maintain its REIT status (see "Management and Operations" below) may deplete cash otherwise available to Unit holders. The Partnership may borrow from the Company for the purpose of equalizing per Unit and per Common share distributions, but neither the Partnership nor the Company is under any obligation regarding Partnership borrowings for this or any other purpose.

         The Limited Partners have the rights to which limited partners are entitled under the Partnership Act. The Units are illiquid, they are not registered for secondary sale under any securities are laws, state or federal, and they cannot be transferred by a holder except as provided in the Partnership Agreement and unless they are registered as such or an exemption from such registration is available. Except as provided in any Investment Agreement or other agreement with a partner, neither the Partnership nor the Company is under any obligation to effect any such registration or to establish any such exemption. The Partnership Agreement imposes additional restrictions on the transfer of Units, as described below under "Transferability of Interests."

Management and Operations

         The Company, as the sole General Partner of the Partnership, has full, exclusive and complete responsibility and discretion in the management and control of the Partnership. The Limited Partners have no authority to transact business for, or participate in the management activities or decisions of the Partnership.

         The Partnership Agreement requires that the Partnership be operated in a manner that will enable the Company to both satisfy the requirements for being classified as a REIT and avoid any federal income tax liability. The General Partner is expressly directed, notwithstanding anything to the contrary in the Partnership Agreement, to cause the Partnership to distribute amounts (including proceeds of Partnership borrowings) that sufficiently enable the Company to pay distributions to its shareholders that are required in order to maintain REIT status and to avoid income tax or excise tax liability.


Ability to Engage in Other Businesses; Conflicts of Interest

         The Company and other persons (including officers, directors, employees, agents and other affiliates of the Company) are not prohibited under the Partnership Agreement from engaging in other business activities, including business activities substantially similar or identical to those of the Partnership. The Company will not be required to present any business opportunities to the Partnership or to any Limited Partner.

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

         The Limited Partners are not required to make further capital contributions to the Partnership after their respective initial contributions are fully paid. Assuming that a Limited Partner acts in conformity with the provisions of the Partnership Agreement, the liability of the Limited Partner for obligations of the Partnership under the Partnership Agreement and Partnership Act will be limited to, subject to certain possible exceptions, the loss of the Limited Partner's investment in the Partnership.

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

Exculpation and Indemnification of the General Partner

         If acting in good faith, the Partnership Agreement provides that the General Partner will incur no liability for monetary damages to the Partnership or any Limited Partner for losses sustained or liabilities incurred as a result of errors in judgment or of any act or omission. In addition, the General Partner is not responsible for any misconduct or negligence on the part of its agents, provided the General Partner appointed such agents in good faith.

         The Partnership Agreement also provides for indemnification of the General Partner, the directors, officers and employees of the General Partner, and such other persons as the General Partner may from time to time designate, against any and all losses, claims, damages, liabilities (joint or several), expenses (including reasonable legal fees and expenses), judgments, fines, settlements and other amounts arising from any and all claims, demands, actions, suits or proceedings, whether civil, criminal, administrative or investigative, that relate to the operations of the Partnership in which any such indemnitee may be involved, or is threatened to be involved, unless it is established that
(i) the act or omission of such indemnitee was material to the matter giving rise to the proceeding and either was committed in bad faith or was the result of active and deliberate dishonesty, (ii) such indemnitee actually received an improper personal benefit in money, property or services or (iii) in the case of any criminal proceeding, such indemnitee had reasonable cause to believe that the act or omission was unlawful.

Sale of Assets; Merger

         Under the Partnership Agreement, the General Partner generally has the exclusive authority to determine whether, when and on what terms the assets of the Partnership will be sold or on which the Partnership will merge or consolidate with another entity.

Removal of the General Partner; Transfer of General Partner's Interest

         The Partnership Agreement does not authorize the Limited Partners to remove the General Partner and the Limited Partners have no right to remove the General Partner under the Partnership Act. The General Partner may not transfer any of its interest as General Partner and withdraw as General Partner, except
(a) to a wholly-owned subsidiary of the General Partner or the owner of all the ownership interests in the General Partner, (b) in connection with a merger or sale of all or substantially all of the assets of the General Partner or (c) as a result of the bankruptcy of the General Partner. A substitute or additional General Partner may be admitted upon compliance with the applicable provisions of the Partnership Agreement, including delivery by counsel for the Partnership of an opinion that admission of such General Partner will not cause (i) the Partnership to be classified other than as a partnership for federal income tax purposes or (ii) the loss of any Limited Partner's limited liability. The General Partner may not sell all or substantially all of its assets, or enter into a merger, unless the sale or merger includes the sale of all or substantially all of the assets of, or the merger of, the Partnership and the Limited Partners receive for each Unit substantially the same consideration as the holder of one share of Common Stock.

Transferability of Interests

         A Limited Partner generally may not transfer his interest in the Partnership without the consent of the General Partner which may be withheld in its absolute discretion. The General Partner may require, as a condition of any transfer, that the transferring Limited Partner assume all costs incurred by the Partnership in connection with such a transfer.

Redemption Rights

         Each Limited Partner has the right (the "Redemption Right"), subject to the purchase right of the General Partner described below, to cause the redemption of such Limited Partner's Units for cash in an amount per Unit equal to the average of the closing sale prices of the Common Stock of the Company on the New York Stock Exchange (the "NYSE") for the ten trading days immediately preceding the date of receipt by the General Partner of notice of such Limited Partner's exercise of the Redemption Right. Subject to certain restrictions intended to prevent undesirable tax consequences and assure compliance with the Securities Act, a Limited Partner may exercise the Redemption Right at any time but not more than twice within the same calendar year and not with respect to less than 1,000 Units (or all Units owned by such Limited Partner, if less than 1,000). A Limited Partner that exercises the Redemption Right shall be deemed to have offered to sell the Units to be redeemed to the General Partner, and the General Partner may elect to purchase such Units by paying to such Limited Partner either the redemption price in cash or by delivering to such Limited Partner a number of shares of Common Stock of the Company equal to the product of the number of such Units, multiplied by the "Conversion Factor," which is 1.0, subject to customary antidilution provisions in the event of stock dividends on or subdivisions or combinations of the Common Stock subsequent to issuance of such Units. Any Common Stock issued to the redeeming Limited Partner will be listed on the NYSE and, if to the extent provided in such Redeeming Partner's Investment Agreement or other agreement, registered under the Securities Act and/or entitled to rights to Securities Act registration.

No Withdrawal of Capital by Limited Partners

         No Limited Partner has the right to withdraw any part of his capital contribution to the Partnership or interest thereon or to receive any distribution, except as provided in the Partnership Agreement.

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

Amendment of Partnership Agreement

         Amendments to the Partnership Agreement may, with four exceptions, be made by the General Partner without the consent of the Limited Partners. Any amendment to the Partnership Agreement which would (i) affect the Conversion Factor or the Redemption Rights of the Limited Partners, (ii) adversely affect the rights of the Limited Partners to receive distributions payable to them under the Partnership Agreement, or (iii) alter the Partnership's profit and loss allocations shall require the consent of Limited Partners owning more than 50% of the percentage interests in the Partnership. Any amendment that would impose any obligation upon the Limited Partners to make additional capital contributions to the Partnership shall require the consent of each Limited Partners owning more than 50% of the percentage interests in the Partnership.

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

Adjustments of Capital Accounts and Percentage Interests

         A separate capital account will be established and maintained for each Partner. The General Partner shall revalue the property of the Partnership to its fair market value (as determined by the General Partner, in its sole discretion) in accordance with applicable federal income tax regulations if: (i) a new or existing general or limited partner of the Partnership (a "Partner" or collectively "Partners") acquires an additional interest in the Partnership in exchange for more than a de minimis capital contribution, (ii) the Partnership distributes to a Partner more than a de minimis amount of Partnership property as consideration for a Partnership interest or (iii) the Partnership is liquidated for federal income tax purposes. When the Partnership's property is revalued by the General Partner, the capital accounts of the partners shall be adjusted in accordance with such regulations, which generally requires such capital accounts to be adjusted to reflect the manner in which the unrealized gain or loss inherent in such property (that has not been reflected in the capital accounts previously) would be allocated among the Partners pursuant to the Partnership Agreement if there were a taxable disposition of such property for its fair market value on the date of the revaluation.

         If the number of outstanding Units increases or decreases during a taxable year, each Partner's percentage interest in the Partnership shall be adjusted by the General Partner as of the effective date of each such increase or decrease to a percentage equal to the number of Units held by such Partner divided by the aggregate number of Units outstanding, after giving effect to such increase or decrease, and profits and losses for the year will be allocated among the Partners in a manner selected by the General Partner to give appropriate effect to such adjustments.


Registration Rights

         Limited Partners have no rights to Securities Act registration of any Common Stock of the Company received in connection with redemption of Units except as provided in their respective Investment Agreements or other agreements with the Company.

Tax Matters; Profit and Loss Allocations

         Pursuant to the Partnership Agreement, the General Partner is the "tax matters" partner of the Partnership and, as such, has the authority to handle tax audits and to make tax elections under the Code on behalf of the Partnership.

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

Term

         The Partnership will continue until December 31, 2051, or until sooner dissolved upon (i) the bankruptcy, dissolution, death or withdrawal of a General Partner (unless the Limited Partners elect to continue the Partnership by electing by unanimous consent a substitute General Partner within 90 days of such occurrence), (ii) the passage of 90 days after the sale or other disposition of all or substantially all the assets of the Partnership, (iii) the redemption of all Limited Partners' interests in the Partnership or (iv) election by the General Partner. Upon dissolution of the Partnership, the General Partner will proceed to liquidate the assets of the Partnership and distribute the proceeds remaining after payment or adequate provision for payment of all debts and obligations of the Partnership as provided in the Partnership Agreement.

Item 2.  Properties

Real Estate Owned

The table below sets forth a summary by major geographic market of the Company's portfolio of apartment rental properties held for investment and held for disposition (excludes real estate under development) at December 31, 1997.

See also Notes 1 and 2 to the Consolidated Financial Statements and Schedule III-Summary of Real Estate Owned.



                               Number of       Number of      Percentage of
                               Apartment       Apartment        Apartment     Real Estate                   Cost
Major Geographic Markets      Communities        Homes            Homes        at Cost      Encumbrances   per Unit
---------------------------------------------------------------------------------------------------------------------
Dallas, TX                         23            8,506              14%      $316,259,164       (a)        $37,181
Orlando, FL                        12            3,584               6%       154,301,985   $27,510,000     43,053
Raleigh, NC                        12            3,484               6%       150,575,315    16,250,483(b)  43,219
Charlotte, NC                      13            3,009               5%       131,649,418    23,026,070(b)  43,752
Richmond, VA                       11            3,518               6%       120,360,556    10,761,086     34,213
Houston, TX                         9            3,522               6%       107,810,553    32,668,527(a)  30,611
Columbia, SC                       12            3,534	             6%       115,049,587    29,010,615	    32,555
Tampa, FL                          11            3,105               5%       111,223,505     7,985,342     35,821
Greensboro, NC                     10            2,638               4%       113,692,199     4,212,712(b)  43,098
Eastern NC                         10            2,530               4%        95,230,505    10,524,886     37,641
San Antonio, TX                     5            1,983               3%        87,811,727        (a)        44,282
Nashville, TN                       8            2,116               3%        83,561,148     5,134,432     39,490
Baltimore, MD                       8            1,746               3%        78,079,807    29,975,000     44,719
Atlanta, GA                         6            1,462               2%        64,210,202    11,324,140     43,919
Miami/Ft Lauderdale, FL             4              960               2%        61,896,366         --        64,475
Washington DC                       6            1,483               2%        66,132,105    11,272,182     44,593
Hampton Roads, VA                   8            1,830               3%        62,186,342     3,900,000     33,982
Jacksonville, FL                    3            1,157               2%        54,885,651    22,279,993     47,438
Greenville, SC                      8            1,718               3%        60,453,380     3,265,000(b)  35,188
Phoenix, AZ                         3              732               1%        39,685,164        (a)        54,215
Eastern Shore MD                    4              784               1%        33,731,745         --        43,025
Fayetteville, NC                    3              884               1%        40,143,590    18,785,679     45,411
Memphis, TN                         4              935               1%        33,118,371     5,715,000     35,421
Austin, TX                          3              867               1%        30,421,137        (a)        35,088
Albuquerque, NM                     1              210               --         8,010,521        (a)        38,145
Other Florida                       7            1,646               3%        65,529,564     4,813,491     39,811
Other Virginia                      6            1,156               2%        45,248,401     2,875,000     39,142
Other Georgia                       2              468               1%        21,730,895     6,261,564     46,434
Little Rock, AK                     2              512               1%        20,934,709        --         40,888
Las Vegas, NV                       1              384               1%        20,286,438        --         52,829
Delaware                            2              368               --        17,412,914        --         47,318
Other Texas                         3              824               1%        24,090,501        (a)        29,236
Alabama                             1              242               --        10,952,652        --         45,259
Oklahoma                            1              316               --         9,546,944        (a)        30,212
Other North Carolina                1              168               --         7,378,945        (b)        43,922
Other South Carolina                2              408               1%        12,913,228     2,200,000     31,650
                         ------------------------------------------------------------------------------------------
Subtotal                          225           62,789             100%    $2,476,505,234  $417,324,815    $39,442
                         ------------------------------------------------------------------------------------------



                             Econimic            Average Monthly Rental       Average
                             Occupancy          Rates for the Year Ended     Unit Size
Major Geographic Markets   Full Year 1997          December 31, 1997*     (Square Feet)
--------------------------------------------------------------------------------------
Dallas, TX                      93.5%                    $547                    786
Orlando, FL                     95.4%                     575                    933
Raleigh, NC                     95.0%                     633                    925
Charlotte, NC                   87.6%                     576                    970
Richmond, VA                    91.8%                     556                    949
Houston, TX                     91.1%                     468                    800
Columbia, SC                    91.9%                     501                    860
Tampa, FL                       93.4%                     575                    964
Greensboro, NC                  83.4%                     507                    930
Eastern NC                      94.5%                     557                    924
San Antonio, TX                 91.7%                     616                    847
Nashville, TN                   91.7%                     586                    952
Baltimore, MD                   92.3%                     653                    865
Atlanta, GA                     90.4%                     592                    901
Miami/Ft Lauderdale, FL         93.8%                     789                  1,092
Washington DC                   87.6%                     684                    830
Hampton Roads, VA               91.0%                     541                    980
Jacksonville, FL                87.0%                     597                    872
Greenville, SC                  87.7%                     517                    882
Phoenix, AZ                     89.9%                     645                    888
Eastern Shore MD                97.4%                     628                    931
Fayetteville, NC                89.3%                     557                    909
Memphis, TN                     90.4%                     516                    784
Austin, TX                      89.4%                     532                    755
Albuquerque, NM                 87.8%                     562                    729
Other Florida                   95.7%                     550                    842
Other Virginia                  92.1%                     555                    848
Other Georgia                   84.0%                     638                  1,148
Little Rock, AK                 93.1%                     571                    821
Las Vegas, NV                   90.2%                     636                    837
Delaware                        96.0%                     603                    893
Other Texas                     89.8%                     509                    738
Alabama                         88.3%                     512                  1,097
Oklahoma                        91.6%                     452                    756
Other North Carolina            91.4%                     574                    836
Other South Carolina            91.9%                     411                  1,095
                         ------------------------------------------------------------
Subtotal                        91.7%                    $573                    886
                         ------------------------------------------------------------




Included in the table above are 25 apartment properties held for disposition in the amount of $154,162,187, net of accumulated depreciation in the amount of $40,904,918. At December 31, 1997, the Company also has 1 shopping center and 3 other commercial properties in the consolidated balance sheet classified as real estate held for disposition in the amount of $12,338,629, net of accumlated depreciation in the amount of $3,955,900, which are not included in the above schedule.

* Average Monthly Rental Rates for the Year Ended December 31, 1997, represents potential rent collections (gross potential rents less market adjustments), which approximates net effective rents.
These amounts exclude the 1997 acquisitions.

(a) In connection with the South West Merger, the Company assumed $88,573,613 of REMIC financing encumbering 25 apartments communities.

(b) Represents a $39,000,000 secured note payable which encumbers 6 apartment communities.

Item  3.   LEGAL PROCEEDINGS

         Neither the Company nor any of its apartment communities is presently subject to any material litigation nor, to the Company's knowledge, is any litigation threatened against the Company or any of the communities, other than routine actions arising in the ordinary course of business. Some of these routine actions are expected to be covered by liability insurance, and none are expected to have a material adverse effect on the business or financial condition or results of operations of the Company.

Item  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Executive Officers of the Registrant

         The executive officers of the Company, listed below, serve in their respective capacities for approximate one year terms.


Name                       Age                       Office                             Since
John P. McCann             53               Chairman of the Board,                      1974
                                            President and Chief
                                            Executive Officer

James Dolphin              48               Executive Vice President                    1979
                                            and Chief Financial Officer

John S. Schneider          59               Vice-Chairman of the Board,                 1996
                                            Chief Operations Officer
                                            and Executive Vice President

Richard A. Giannotti       42               Senior Vice President and Director          1985
                                            of Acquisitions and Development/
                                            Eastern Division

Robert F. Sherman          55               Senior Vice President and Director          1996
                                            of Apartment Operations/Western
                                            Division

David L. Johnston          53               Senior Vice President and Director          1996
                                            of Acquisitions and Development/
                                            Western Division

Katheryn E. Surface        39               Senior Vice President, Corporate            1992
                                            Secretary and General Counsel

Curt W. Carter             41               Senior Vice President and Director          1985
                                            of Apartment Operations-Northern
                                            Region

Robert L. Landis           39               Senior Vice President and Director          1996
                                            of Apartment Operations-Florida
                                            Region

Walter J. Lamperski        40               Senior Vice President and Director          1996
                                            of Apartment Operations-Southern
                                            Region


         Mr. McCann has been the Company's managing Chief Executive Officer since 1974. Mr. McCann was elected Chairman of the Board in 1996.

         Mr. Schneider is the former Chief Executive Officer and Chairman of the Board of South West Property Trust Inc. (South West). Mr. Schneider was employed with the investment banking firm of Donaldson, Lufkin and Jenrette until from 1967 until 1973, when he co-founded a predecessor firm to South West. Mr. Schneider was elected Vice Chairman of the Board and Executive Vice President in 1996 in connection with the merger with South West.

         Mr. Dolphin was first employed by the Company in 1979 as Controller. He was elected Vice President of Finance in 1985 and has served as the Company's Chief Financial Officer since that time. He was elected Senior Vice President in 1987 and Executive Vice President in 1996.

         Mr. Giannotti joined the Company as Director of Development and Construction in September 1985. He was elected Assistant Vice President in 1988, Vice President in 1989 and Senior Vice President in 1996.

         Mr. Sherman is the former President and Chief Operating Officer of South West. Mr. Sherman was in charge of South West's management division from 1973 until 1996. Mr. Sherman was elected Senior Vice President in 1996 in connection with the merger with South West. Effective December 31, 1997, Mr. Sherman was no longer employed by the Company.

         Mr. Johnston is the former Executive Vice President-Real Estate Investments of South West, a position he held since joining South West in 1992. From 1989 until 1992, Mr. Johnston was Senior Vice President of Property Company
of America.   Mr. Johnston was elected Senior Vice President in 1996 in
connection with the merger with South West.

         Ms. Surface joined the Company in 1992 as Assistant Vice President and Legal Counsel, elected General Counsel, Corporate Secretary and Vice President in 1994 and elected to Senior Vice President in 1997.

         Mr. Carter joined the Company in 1991 as an Assistant Vice President of Apartment Operations. In 1992, he was promoted to Vice President of Apartment Operations. In 1995, he was elected Regional Vice President- Northern Region, and in 1997 was promoted to Senior Vice President and Director of Apartment Operations- Northern Region.

         Mr. Landis joined the Company in 1996 as Regional Vice
President-Florida Region and was promoted in 1997 to Senior Vice President and Director of Apartment Operations-Florida Region. Prior to joining the Company, he was Vice President of Asset Management and Property Management for CRI/CAPREIT, Inc.



         Mr. Lamperski joined the Company joined the Company in 1996 as the Regional Vice President-Southern Region and was promoted in 1997 to Senior Vice President and Director of Apartment Operations-Southern Region. From February 1990 to August 1996, he was Vice President and Director of Property Management for Steven D. Bell, a property management company located in Greensboro, North Carolina.

                                    PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "UDR". The following tables set forth the quarterly high and low closing sale prices per common share reported on the NYSE for each quarter of the last two years. Distribution information for Common Stock reflects distributions declared per share for each calendar quarter and paid at the end of the following month.

COMMON STOCK
                                                               Distributions
                       High                Low                    Declared
1996
1st  Quarter        $  15 5/8            $  14 1/8                 $  .24
2nd Quarter            15 1/4               14 1/8                    .24
3rd  Quarter           14 1/2               13 1/8                    .24
4th  Quarter           15 3/4               13 5/8                    .24

1997
1st  Quarter        $  16                $  14 5/8                $  .2525
2nd Quarter            15 1/8               13 3/8                   .2525
3rd  Quarter           15 3/8               13 7/8                   .2525
4th  Quarter           15 1/8               13 5/8                   .2525

The Company determined that, for federal income tax purposes, approximately 72.7% of the distributions for each of the four quarters of 1997 represented ordinary income to its shareholders, 24.9% represented return of capital to its shareholders and 2.1% represented capital gains to its shareholders.

On March 13, 1998, the closing sale price of the Common Stock was $13.9375 per share on the NYSE, and there were 7,897 holders of record of the 91,886,256 shares of Common Stock.

The Company pays regular quarterly distributions to holders of shares of Common Stock. Future distributions by the Company will be at the discretion of its Board of Directors after considering the Company's actual funds from operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors. The annual distribution payment for calendar year 1997 necessary for the Company to maintain its status as a REIT was approximately $.71 per share. The Company paid total distributions of $.9975 per share for 1997.

SERIES A PREFERRED STOCK

         The Company's Series A Preferred Stock ("Series A Preferred") and Series B Preferred Stock ("Series B Preferred") is traded on the New York Stock Exchange ("NYSE") under the symbol "UDRa" and "UDRb", respectively. The following tables set forth the quarterly high and low closing sale prices per share reported on the NYSE for each quarter of the last two years for the Series A Preferred and Series B Preferred. Distribution information for the Series A Preferred and Series B Preferred reflects distributions declared per share for each calendar quarter and paid at the end of the following month.

                                                                  Distributions
                             High                   Low             Declared
1996
1st  Quarter              $  27                 $  25 3/4           $  .578
2nd Quarter                  26 7/8                25 1/8              .578
3rd  Quarter                 26 3/8                25 1/4              .578
4th  Quarter                 26 7/8                26 1/8              .578

1997
1st  Quarter              $  26 7/8             $  25 3/4           $  .578
2nd Quarter                  26 5/8                25 5/8              .578
3rd  Quarter                 27 1/8                25 7/8              .578
4th  Quarter                 26 7/8                25 1/8              .578

On or after April 24, 2000, the Series A Preferred Stock may be redeemed for cash at a redemption price of $25 per share, plus accrued and unpaid dividends from the proceeds from the sale of additional capital stock (common or preferred).

SERIES B PREFERRED STOCK
                                                                  Distributions
                             High                   Low             Declared
1997
1st  Quarter                   --                   --                   --
2nd Quarter               $   25 1/2            $  25               $   .--
3rd  Quarter                  26 7/8               25 1/4               .5554
4th  Quarter                  26 5/8               25 7/8               .5375

On May 29, 1997, the Company sold 6,000,000 shares of 8.60% Series B Cumulative Redeemable Preferred Stock (Series B Preferred Stock). The Series B Preferred Stock may be redeemed beginning May 29, 2007 at the sole option of the Company at a redemption price of $25 per share, plus accrued and unpaid dividends from the proceeds from the sale of additional capital stock (common or preferred).

The Company has a Dividend Reinvestment and Stock Purchase Plan under which holders of Common and Preferred Stock may elect to automatically reinvest their distributions and make additional cash payments to acquire additional shares of the Company's Common Stock at a discount.

Item 6.   SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial and other information for the Company as of and for each of the years in the five year period ended December 31, 1997. The table should be read in conjunction with the Consolidated Financial Statements of United Dominion Realty Trust, Inc. and the Notes thereto included elsewhere herein.

SELECTED FINANCIAL DATA


Years ended December 31,                                                                      1997                  1996
----------------------------------------------------------------------------------------------------------------------------------
In thousands, except per share data and apartments homes owned

OPERATING DATA
     Rental income                                                                           $386,672              $241,260
     Income before gains (losses) on sales of investments, minority interest of
          unitholders in operating partnership  and extraordinary item                         57,813                33,726
     Gains (losses) on sales of investments                                                    12,664                 4,346
     Extraordinary item - early extinguishment of debt                                            (50)                  (23)
     Net income                                                                                70,149                37,991
     Dividends to preferred shareholders                                                       17,345                 9,713
     Net income available to common shareholders                                               52,804                28,278
     Common distributions declared                                                             88,587                55,493
     Weighted average number of common shares outstanding-basic (a)                            87,145                57,482
     Weighted average number of common shares outstanding-diluted (a)                          87,339                57,655
     Per share:(a)
          Basic earnings per share                                                               $.61                  $.49
          Diluted earnings per share                                                              .60                   .49
          Common distributions declared                                                          1.01                   .96

----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA

     Real estate held for investment                                                       $2,281,438            $2,007,612
     Real estate under development                                                             24,598                37,855
     Real estate held for disposition                                                         166,501                39,556
     Total real estate owned                                                                2,472,537             2,085,023
     Accumulated depreciation                                                                 200,506               173,291
     Total assets                                                                           2,313,725             1,966,904
     Notes payable-secured                                                                    417,325               376,560
     Notes payable-unsecured                                                                  738,901               668,275
     Total debt                                                                             1,156,226             1,044,835
     Shareholders' equity                                                                   1,058,357               850,379
     Number of common shares outstanding                                                       89,168                81,983


----------------------------------------------------------------------------------------------------------------------------------
OTHER DATA
     Cash Flow Data
          Cash provided by operating activities                                              $137,903               $90,064
          Cash used in investing activities                                                  (345,666)             (161,572)
          Cash provided by financing activities                                               194,784                82,056

     Funds from Operations (b)
          Income before gains (losses) on sales of investments, minority interest of
                    unitholders in operating partnership and extraordinary item               $57,813               $33,726
          Adjustments:
               Real estate depreciation                                                        76,688                47,410
               Non-recurring items:
                    Impairment loss on real estate owned                                        1,400                   290
                    Prior years' employment and other taxes                                        --                    --
                    Adoption of SFAS No. 112 "Employers' Accounting
                           for Postemployment Benefits"                                            --                    --
               Dividends to preferred shareholders                                            (17,345)               (9,713)
                                                                                     ---------------------------------------------
          Funds from operations                                                              $118,556               $71,713
                                                                                     =============================================

----------------------------------------------------------------------------------------------------------------------------------

     Apartments Homes Owned
          Total apartment homes owned at December 31                                           62,789                55,664
          Weighted average number of apartment homes owned during the year                     58,038                37,481

----------------------------------------------------------------------------------------------------------------------------------


Years ended December 31,                                                                        1995          1994       1993
-------------------------------------------------------------------------------------------------------------------------------
In thousands, except per share data and apartments homes owned

OPERATING DATA
     Rental income                                                                          $194,511      $139,380    $88,664
     Income before gains (losses) on sales of investments, minority interest of
          unitholders in operating partnership  and extraordinary item                        28,037        19,118     11,286
     Gains (losses) on sales of investments                                                    5,090           108        (89)
     Extraordinary item - early extinguishment of debt                                            --           (89)        --
     Net income                                                                               33,127        19,137     11,197
     Dividends to preferred shareholders                                                       6,637            --         --
     Net income available to common shareholders                                              26,490        19,137     11,197
     Common distributions declared                                                            48,610        37,539     27,988
     Weighted average number of common shares outstanding-basic (a)                           52,781        46,182     38,202
     Weighted average number of common shares outstanding-diluted (a)                         52,972        46,391     38,462
     Per share:(a)
          Basic earnings per share                                                              $.50          $.41       $.29
          Diluted earnings per share                                                             .50           .41        .29
          Common distributions declared                                                          .90           .78        .70

-------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA

     Real estate held for investment                                                      $1,131,098    $1,007,599   $582,213
     Real estate under development                                                                --            --         --
     Real estate held for disposition                                                         51,015            --         --
     Total real estate owned                                                               1,182,113     1,007,599    582,213
     Accumulated depreciation                                                                129,454       120,341     91,444
     Total assets                                                                          1,080,616       911,913    505,840
     Notes payable-secured                                                                   180,481       158,449     72,862
     Notes payable-unsecured                                                                 349,858       368,215    156,558
     Total debt                                                                              530,339       526,664    229,420
     Shareholders' equity                                                                    516,389       356,968    259,963
     Number of common shares outstanding                                                      56,375        50,356     41,653


-------------------------------------------------------------------------------------------------------------------------------
OTHER DATA
     Cash Flow Data
          Cash provided by operating activities                                              $66,428       $54,544    $33,939
          Cash used in investing activities                                                 (183,930)     (359,631)  (130,064)
          Cash provided by financing activities                                              113,145       306,575    100,793

     Funds from Operations (b)
          Income before gains (losses) on sales of investments, minority interest of
                    unitholders in operating partnership and extraordinary item              $28,037       $19,118    $11,286
          Adjustments:
               Real estate depreciation                                                       38,939        28,729     19,516
               Non-recurring items:
                    Impairment loss on real estate owned                                       1,700            --         --
                    Prior years' employment and other taxes                                      395            --         --
                    Adoption of SFAS No. 112 "Employers' Accounting
                           for Postemployment Benefits"                                           --           450         --
               Dividends to preferred shareholders                                            (6,637)           --         --
                                                                                     ------------------------------------------
          Funds from operations                                                              $62,434       $48,297    $30,802
                                                                                     ==========================================

-------------------------------------------------------------------------------------------------------------------------------

     Apartments Homes Owned
          Total apartment homes owned at December 31                                          34,224        29,282     17,914
          Weighted average number of apartment homes owned during the year                    31,242        23,160     15,445

-------------------------------------------------------------------------------------------------------------------------------


(a) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earning per Share". For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements.
(b) Funds from operations ("FFO") is defined as income before gains (losses) on sales of investments, minority interest of unitholders in operating partnership and extraordinary item (computed in accordance with generally accepted accounting principles) plus real estate depreciation, less preferred dividends and after adjustment for significant non-recurring items, if any. This definition conforms to the recommendations set forth in a White Paper adopted by the National Association of Real Estate Investment Trusts ("NAREIT") in early 1995. FFO for years prior to 1995 have been adjusted to conform to the NAREIT definition. The Company considers FFO in evaluating property acquisitions and its operating performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's operating performance and liquidity. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

                                    PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto of United Dominion Realty Trust, Inc. (the "Company") appearing elsewhere in this report. This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning property acquisitions, development activity and capital expenditures, capital raising activities, rent growth, occupancy and rental expense growth expected in 1998. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting the Company, and/or its properties, adverse changes in the real estate markets and general and local economies and business conditions. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.

The Company is engaged in the ownership, acquisition, development and management of apartment communities across the Sunbelt. The Company's investment strategy has focused on acquiring apartment communities in 23 targeted major markets, however, the Company intends to expand geographically into other regions of the United States and enter into several new markets during 1998, as appropriate opportunities arise. The Company seeks to be a market leader by operating a sufficiently sized portfolio of apartments within each market, and as such, plans to significantly increase the number of apartment homes owned in most of its major markets. The Company believes this market diversification increases investment opportunity and decreases the risk associated with cyclical local real estate markets and economies. At December 31, 1997, the Company owned 225 apartment communities containing 62,789 apartment homes throughout the Sunbelt, including 25 apartment communities containing 6,907 completed apartment homes included in real estate held for disposition. The following table summarizes the Company's apartment information by market:



                                                                                Year Ended                  Quarter Ended
                               As of  December  31, 1997                     December 31, 1997             December 31, 1997
                      ------------------------------------------------  --------------------------      ---------------------------

                                                                                        Average                          Average
                       Number of    Number of     % of        Carrying                  Monthly                          Monthly
                       Apartment    Apartment    Apartment      Value      Economic     Rental           Economic        Rental
Market                Communities     Homes        Homes     (in 000's)   Occupancy**   Rates*           Occupancy**     Rates*
--------------------------------------------------------------------------------------------------     ----------------------------
Dallas, TX                 23         8,506        14%      $  316,259      93.5%       $ 547          93.5%             $  558
Orlando, FL                12         3,584        6%          154,302      95.4%         575          95.1%                588
Raleigh, NC                12         3,484        6%          150,574      95.0%         633          93.8%                644
Charlotte, NC              13         3,009        5%          131,649      87.6%         576          89.2%                586
Richmond, VA               11         3,518        6%          120,361      91.8%         556          92.7%                569
Columbia, SC               12         3,534        6%          115,050      91.9%         501          93.6%                505
Greensboro, NC             10         2,638        4%          113,692      83.4%         507          82.2%                558
Tampa, FL                  11         3,105        5%          111,224      93.4%         575          93.5%                586
Houston, TX                 9         3,522        6%          107,811      91.1%         468          90.6%                473
Eastern NC                 10         2,530        4%           95,231      94.5%         557          92.9%                566
San Antonio, TX             5         1,983        3%           87,812      91.7%         616          90.4%                618
Nashville, TN               8         2,116        3%           83,561      91.7%         586          92.2%                592
Baltimore, MD               8         1,746        3%           78,079      92.3%         653          92.1%                663
Washington DC               6         1,483        2%           66,132      87.6%         684          89.1%                690
Atlanta, GA                 6         1,462        2%           64,210      90.4%         592          91.3%                605
Hampton Roads, VA           8         1,830        3%           62,186      91.0%         541          92.2%                546
Miami/Ft. Lauderdale, FL    4           960        2%           61,896      93.8%         789          93.3%                799
Greenville, SC              8         1,718        3%           60,453      87.7%         517          90.3%                520
Jacksonville, FL            3         1,157        2%           54,886      87.0%         597          89.4%                600
Fayetteville, NC            3           884        1%           40,144      89.3%         557          92.4%                561
Phoenix, AZ                 3           732        1%           39,685      89.9%         645          87.8%                650
Eastern Shore MD            4           784        1%           33,732      97.4%         628          98.2%                639
Memphis, TN                 4           935        1%           33,118      90.4%         516          91.6%                523
Austin, TX                  3           867        1%           30,421      89.4%         532          89.9%                533
Little Rock, AK             2           512        1%           20,935      93.1%         571          92.4%                576
Other Florida               7         1,646        3%           65,530      95.7%         550          95.2%                558
Other Virginia              6         1,156        2%           45,248      92.1%         555          87.0%                567
Other Texas                 3           824        1%           24,091      89.8%         509          93.6%                507
Other Georgia               2           468        1%           21,731      84.0%         638          87.9%                639
Other South Carolina        2           408        1%           12,913      91.9%         411          92.7%                417
Las Vegas, Nevada           1           384        1%           20,286      90.2%         636          87.6%                641
Delaware                    2           368        --           17,413      96.0%         603          95.7%                612
Oklahoma                    1           316        --            9,547      91.6%         452          89.9%                454
Alabama                     1           242        --           10,953      88.3%         512          94.5%                514
Albuquerque, New Mexico     1           210        --            8,011      87.8%         562          93.4%                548
Other North Carolina        1           168        --            7,379      91.4%         574          96.3%                577
                        --------      ------      ---       ----------      -----        ----          ----               -----
         Total             225        62,789      100%      $2,476,505      91.7%        $573          91.9%              $ 581
                        ========      ======      ===       ==========      =====        ====          ====               =====

* Average monthly rental rates represent potential rent collections (gross potential rents less market adjustments), which approximate net effective rents. These figures exclude 1997 acquisitions.

** Economic occupancy is defined as rental income (potential rental collections less vacancy loss, management units, units held out of service, move-in concessions and credit loss) divided by potential collections (gross potential rent less management units, units held out of service and move-in concessions) for the period, expressed as a percentage.

Liquidity and Capital Resources
As a qualified real estate investment trust ("REIT"), the Company distributes a substantial portion of its cash flow to its shareholders in the form of quarterly distributions. The Company seeks to retain sufficient cash to cover normal operating needs, including routine replacements and to help fund additional acquisitions and development activity. For the year ended December 31, 1997, the Company's cash flow from operating activities exceeded cash distributions paid to preferred and common shareholders and operating partnership unitholders by $35.7 million. The Company utilizes a variety of primarily external financing sources to fund portfolio growth, major capital improvement programs and balloon debt payments. The Company's bank lines of credit generally have been used to temporarily finance these expenditures, and subsequently this short-term bank debt has been replaced with longer-term debt or equity.

Operating Activities
For the year ended December 31, 1997, the Company's cash flow from operating activities increased $47.8 million over the same period last year. This increase was primarily a result of the significant expansion of the Company's portfolio of apartment communities as discussed below and under "Results of Operations".


The Company considers its cash provided by operating activities adequate to meet its operating requirements and payments of distributions to both common and preferred shareholders and unitholders in the operating partnership.


Investing Activities
For the year ended December 31, 1997, net cash used for investing activities was $345.7 million compared to $161.6 million for 1996, an increase of $184.1 million. The level of investing activities primarily reflects the levels of the Company's acquisition activities and, to a lesser extent, capital expenditure and development programs. During 1997, the Company significantly increased both its development activity and upgrade program, which was implemented at its older communities. For the year ended December 31, 1997, in connection with the acquisition of real estate owned (excluding land purchased for development) aggregating $344.4 million, the Company assumed debt and issued both common stock and operating partnership units aggregating $72.6 million, compared to the acquisition of $880.6 million of real estate owned shown net of debt assumed and common stock and operating partnership units issued aggregating $734.8 million in 1996.

Acquisitions
The Company seeks to acquire apartment communities that can provide returns on investment in excess of the Company's cost of capital. These acquisitions are typically projected to provide first year weighted average returns on investment of 9-9 1/2% with the prospect for future cash flow growth and appreciation. The Company calculates its investment as the purchase price plus average first year capital improvements. The return on this investment is calculated by dividing the investment by the sum of the rental income less rental expenses during the first year of ownership.

During 1997, the Company acquired 29 apartment communities containing 8,628 apartment homes at a total cost (including closing costs) of $344.4 million or $39,900 per home. The 1997 acquisitions included 16 apartment communities acquired in separate and unrelated transactions and 13 apartment communities acquired in three smaller portfolio transactions. Of the 29 apartment communities acquired, 27 were located in the Company's major markets. The apartment communities acquired by market were as follows:


                                                                                    Purchase
Purchase                                              No. Apt.        Year          Price                   Cost
  Date          Name/Location                          Homes          Built        thousands)              per Home
 ------         -------------                         -------         -----        ----------              --------
              Houston, Texas
05/09/97      Green Oaks I                              440           1985          $ 15,260              $ 34,700
05/09/97      Skyhawk                                   224           1984             9,456                42,200
06/25/97      Green Oaks II                             272           1985             9,680                35,600
09/26/97      Greenhouse Patio (a) (b)                  580           1985            18,814                32,400
09/26/97      Braesridge (a) (b)                        545           1982            14,010                25,700
09/26/97      Breakers                                  272           1985             6,825                25,100
10/30/97      Bammelwood (a) (b)                        226           1980             4,260                18,800
11/20/97      Camino Village (a) (b)                    449           1979            15,197                33,800

              Orlando, Florida
07/01/97      Lotus Landing                             260           1985            10,725                41,300
10/21/97      Seville on the Green                      170           1986             7,781                45,800
12/31/97      Arbors at Lee Vista                       338           1991            20,896                61,800

              Dallas, Texas
03/27/97      Oak Ridge                                 486           1983            17,290                35,600
06/18/97      Kelly Crossing                            304           1984            11,653                38,300
10/30/97      Parc Plaza                                201           1986             6,963                34,600

              Nashville, Tennessee
02/19/97      Club at Hickory Hollow                    406           1987            17,371                42,800
03/27/97      Breckenridge                              190           1986             8,480                44,600

              Charlotte, North Carolina
02/28/97      Stoney Pointe (a)                         400           1991            17,355                43,400

              Eastern North Carolina
02/28/97      Crosswinds                                380           1990            19,326                50,900

              Raleigh, North Carolina
02/28/97      Dominion Trinity  Park (a)                380           1994            22,155                58,300

              Austin, Texas
03/25/97      Anderson Mill                             350           1984            14,305                40,900

              Greensboro, North Carolina
04/22/97      Northwinds II                             100           1997             4,765                47,700
10/01/97      Deep River Pointe                         240           1997            12,811                53,400

              Tampa, Florida
06/06/97      Cambridge Woods                           274           1985             8,957                32,700
07/01/97      Orange Oaks                               192           1986             7,832                40,800
07/01/97      Forest Creek (c)                          104           1984             2,582                24,800

              Richmond, Virginia
09/29/97      Waterside at Ironbridge (a)               265           1987            15,082                56,900

              Hampton Roads, Virginia
12/23/97      York Pointe                               202           1987             9,671                47,900

              Other
07/01/97      Lakeside/Daytona Beach, FL                210           1985             8,744                41,600
07/01/97      Mallards of Brandywine/Deland, FL         168           1985             6,117                36,400
                                                    ---------------------------------------------------------------
              1997 Total/Weighted Average              8,628          1986          $344,363            $   39,900
                                                    ===============================================================

              (a) In connection with the acquisition of seven apartment
                  communities, the Company assumed six mortgage notes payable and one tax-exempt note payable aggregating $60.1 million with a weighted average interest rate of approximately 8.4%.
              (b) In connection with the acquisition of four apartment
                  communities, the Company issued approximately 849,000 units in the Operating Partnership with an aggregate value of $12.5 million.
              (c) Community was sold in October 1997.

During 1998, the Company seeks to acquire 8,000-10,000 apartment homes in individual and portfolio transactions at an aggregate cost ranging from $350 million to $450 million. These acquisitions are expected to occur in the Company's existing markets and designated new markets. In addition, the Company plans to participate in the real estate consolidation process by acquiring private and public apartment companies in strategic mergers or portfolio acquisitions that meet the Company's objectives to increase its penetration in its existing markets or to expand geographically.

On December 19, 1997, the Company executed a definitive merger agreement (the "Merger Agreement") pursuant to which ASR Investment Corporation ("ASR") would be merged with and into a wholly-owned subsidiary of the Company. At December 31, 1997, ASR owned and operated 41 apartment communities containing approximately 7,500 apartment homes in the Southwest and Northwest. Pursuant to the Merger Agreement, each share of the ASR's common stock was exchanged for
1.575 shares of the Company's common stock. The merger has been structured as a tax-free transaction and will be treated as a purchase for accounting purposes. The aggregate purchase price is estimated at approximately $330 million, including closing costs. The merger closed on March 27, 1998.

Real estate under development
Consistent with the Company's acquisition strategy, development activity is focused in certain of its major markets. During 1997, the Company increased its level of development activity, completing the development of 1,067 apartment homes in six additional phases to existing communities and one new apartment community. During 1997, the Company invested $52.2 million in 11 properties under development, which includes four new apartment communities and seven additional phases to existing apartment communities.

At December 31, 1997, the Company had 1,064 apartment homes under development as outlined below (dollars in thousands, except cost per home):


                                                                    Development      Estimated    Estimated       Expected
                                          No. Apt.      Completed      Costs        Development      Cost        Completion
Property                Location            Homes       Apt. Homes     to Date          Cost        Per Home         Date
------------------------------------------------------------------------------------------------------------------------------
New Apartment Communities
Dominion Franklin       Nashville, TN       360             --        $ 6,669        $ 23,334     $ 64,800          4Q98
Ashlar I                Ft. Myers, FL       260             --          2,857          18,566       71,400          4Q98
Dominion at Ranchstone  Houston, TX         216             --            850          11,118       51,500          2Q99
                                          -----------------------------------------------------------------
                                            836             --         10,376          53,018       63,400
Additional Phases
Oak Forest II           Dallas, TX          260            212         11,506          13,375       51,400           2Q98
Mill Creek II           Wilmington, NC      180             --          2,716          12,081       67,100           3Q98
                                          -----------------------------------------------------------------
                                            440            212         14,222          25,456       57,900
                                          -----------------------------------------------------------------
                                          1,276            212      $  24,598        $ 78,474     $ 61,500
                                          =================================================================

During 1997, the Company completed the following development projects:


                                                         Development       Estimated     Estimated
                                          No.  Apt.        Costs          Development      Cost            Date of      % Leased
Property              Location             Homes          to Date            Cost         Per Home        Completion    at 12/31/97
-----------------------------------------------------------------------------------------------------------------------------------
New Apartment Communities
Providence Court      Charlotte, NC         420          $ 30,627     $  30,324         $ 72,200             3Q97           67%

Additional Phases

Paradise Falls II     Phoenix, AZ            20             1,112          1,282          64,100             4Q97          100%
England Run II        Fredericksburg, VA    168            10,692         10,980          65,400             4Q97           44%
Steeplechase II       Greensboro, NC        176            11,067         11,793          67,000             4Q97           29%
Brantley Pines II     Ft. Myers, FL          96             6,801          6,755          70,400             2Q97          100%
Oak Park II           Dallas, TX             80             4,377          4,581          57,300             1Q97          100%
                                        -------------------------------------------------------------------
                                            540            34,049         35,391          65,500
                                        -------------------------------------------------------------------
                                            960           $64,676        $65,715       $  68,500
                                        ===================================================================

During 1997, full lease-up at Brantley Pines, Oak Park and Paradise Falls was achieved. In late 1997, construction on Providence Court was completed, and it is currently in the lease-up process. These additions did not have a material impact on the Company's financial results for the year ended December 31, 1997.

During 1998, the Company plans to fund approximately $100 million on the development of new apartment communities and additional phases to existing apartment communities which are anticipated to provide stabilized returns on investment in the 10% to 10 1/2% range. The Company currently has three new apartment communities and two additional phases under development and plans to begin development on two new apartment communities in Phoenix, Arizona during 1998.

Capital Expenditures
For 1997, capitalized expenditures averaged $1,166 per home for all apartment homes acquired prior to 1995. As it generally takes up to two years to complete the improvement and enhancement process at acquisitions communities, the 1995, 1996 and 1997 acquisitions are excluded from these averages. The Company's capital expenditures include the following: various exterior improvements including roofing, siding, balconies, porches, garages, carports and storage units ($289/home), various interior improvements including the upgrade program and the addition of business and fitness centers ($222/home), carpet and vinyl replacements ($201/home), various land improvements including parking lots, carports and site lighting ($134/home), security alarms, gating and fencing ($133/home), appliances ($78/home), HVAC equipment ($46/home), sub-metering for water and sewer ($34/home) and other improvements ($29/home).


During 1997, the Company invested $99.2 million on capital improvements to its apartment portfolio. The Company capitalizes value enhancing improvements plus improvements that substantially extend the useful life of an existing asset. In addition to the Company's capital expenditures on new acquisitions, a significant portion of capital expenditures relate to an upgrade program that began in 1996 to modernize certain of the Company's older apartment communities. These upgrades primarily involve updating kitchens and bathrooms. In addition, several initiatives which are considered revenue enhancing are underway that either allow the Company to increase rents by more than the inflationary rate or allow the Company to pass expenses to residents including: (i) sub-metering of water and sewer to residents where local and state regulations allow, (ii) gating and fencing apartment communities, (iii) installing monitoring devices such as intrusion alarms or controlled access devices, (iv) enlarging fitness centers, (v) adding business centers and (vi) constructing carports and self storage units. As a result of the continued upgrade program and initiatives discussed above, capital expenditures increased approximately $46.1 million over 1996 when the average capital expenditure per mature apartment home was $832. The Company expects 1998 capital expenditures to be at levels similar to 1997.


Disposition of investments

Real estate held for disposition

The Company continually undertakes portfolio review analyses with the objective of identifying communities that do not meet the Company's long-term investment objectives due to size, location, age, quality and/or performance. The Company intends to sell 20% of its apartment portfolio, although specific properties have not been identified as sales candidates. Generally, this will result in the disposition of many of the Company's older apartment communities. These sales will allow the Company to reduce the age of its existing portfolio, which should result in lower operating expense and capital expenditure growth associated with the older communities. Management has determined that packaging communities in portfolios is more efficient and provides the greatest opportunities for disposition, and as such, the Company intends to sell approximately $75 million of communities each quarter through fiscal 1998 for a total of 7,000 to 8,000 apartment homes. The net proceeds from these sales will be primarily used to acquire and develop newer apartment communities that will provide higher long term returns on investment than the communities that are being sold.

During 1997, the Company sold 12 apartment communities containing 2,570 apartment homes and one shopping center for an aggregate sales price of $68.4 million and received net cash proceeds of approximately $64.0 million. For financial reporting purposes, the Company recognized an aggregate $10.6 million gain on the sales. Nine of these dispositions were structured to qualify as like-kind exchanges under Section 1031 of the Internal Revenue

Code, so the related capital gains totaling $14.2 million will be deferred for federal income tax purposes. The 12 apartment community sales included the August 1997 sale of a portfolio of six apartment communities containing 1,204 apartment homes, which had a weighted average age of 26 years for an aggregate sales price of $34.7 million.


On January 20, 1998, the Company sold a portfolio of five apartment communities containing 2,406 apartment homes, which had a weighted average age of 21 years for an aggregate sales price of $65.6 million. The transaction was structured to qualify as a like-kind exchange under Section 1031 of the Internal Revenue Code, so the related capital gain will be deferred for federal income tax purposes. These five communities, all located in Texas, were acquired on December 31, 1996 in connection with the South West Property Trust Inc. Merger ("South West Merger"), and accordingly, no significant gain or loss was recorded for financial reporting purposes.



Financing Activities
Financial Structure
The following table outlines the Company's financial structure at December 31, 1997 (dollars in thousands):



                                                                          Weighted Average              Capitalization
In thousands                                           Balance             Interest Rate                  Percentage
---------------------------------------------------------------------------------------------------------------------------
Fixed rate secured debt                           $      395,899                7.6%                        14.8%
Fixed rate unsecured debt                                603,301                7.5%                        22.5%
                                                 ----------------                                           -----
                                                         999,200                7.5%                        37.3%

Variable rate secured debt                                21,426                6.7%                         0.8%
Variable rate unsecured debt                             135,600                6.4%                         5.1%
                                                 ----------------                                           ------
                                                         157,026                6.5%                         5.9%
                                                 ----------------                                           ------
Total Debt                                             1,156,226                7.4%                        43.2%

Minority interest at market                               13,739                                             0.5%

Preferred stock at market                                268,987                                            10.0%
Common stock at market                                 1,242,785                                            46.3%
                                                  --------------                                           ------
Equity capitalization at market                        1,511,772                                             56.3%
                                                  --------------                                           ------
Total market capitalization (debt & equity)       $    2,681,737                                            100.0%
                                                  ==============                                           ======



Net cash provided by financing activities during 1997 was $194.8 million compared to $82.1 million for 1996. In connection with its 1997 acquisitions of real estate owned, the Company assumed debt and issued operating partnership units aggregating approximately $72.6 million compared to the assumption of $387.9 million of debt and the issuance of common stock and operating partnership units aggregating approximately $346.9 million last year.


Cash provided by financing activities
On January 28, 1997, the Company issued 4,000,000 shares of its common stock at $15.75 per share for an aggregate value of approximately $63 million. Net proceeds of $59.4 million were used to repay an unsecured credit facility assumed in connection with the South West Merger.

The Company raised $39.7 million of new equity capital through its Dividend Reinvestment and Stock Purchase Plan (the "Plan") during 1997 which included $29.6 million in optional cash investments and $10.1 million of reinvested dividends.

In anticipation of the issuance of unsecured debt in early 1997, the Company entered into a $100 million (notional amount) Treasury rate lock agreement in November 1996. On January 27, 1997, the Company issued $125 million of 7.25% Notes due January 15, 2007. The Notes were priced to yield 7.31% which was 79 basis points over the 10 year Treasury rate at the time of issuance. The interest rate protection agreement was terminated simultaneously with the $125 million Note issuance, and the Company received $1.5 million in cash. This had the economic effect of lowering the interest rate on the Notes to approximately 7.14%. Net proceeds of approximately $124 million were used to curtail bank debt and purchase apartment communities.

On May 29, 1997, the Company sold 6,000,000 shares of 8.60% Series B Redeemable Preferred Stock at $25 per share. Net proceeds of $145.1 million were primarily used to repay short-term bank debt.

Derivative Instruments
The Company, from time to time, uses derivative instruments to synthetically alter on-balance sheet liabilities or to hedge anticipated financing transactions. Derivative contracts did not have a material impact on the results of operations during the twelve months ended December 31, 1997 and 1996.

On May 1, 1997, an interest rate swap agreement with a notional amount of $83 million expired. This interest rate swap agreement effectively changed the Company's interest exposure from a variable rate to a weighted average fixed rate of 6.45% on borrowings outstanding under the Company's credit facilities. No gain or loss was recognized on the expiration of this agreement.

At December 31, 1997, the Company had five interest rate swap agreements outstanding with an aggregate notional amount of $45 million. These five interest rate swap agreements effectively fix $45 million of the Company's variable-rate secured notes payable to a weighted average fixed rate of 7.29%.

In order to reduce the interest rate risk associated with the anticipated issuance of unsecured notes during 1998, the Company entered into a $100 million (notional amount) fixed pay forward starting swap agreement with a major Wall Street investment banking firm in July 1997. The transaction allowed the Company to lock-in a ten year Treasury rate of 6.486% on or before September 9, 1998. The Company anticipates replacing balances currently outstanding under its bank line borrowings with permanent debt during 1998.

Credit facilities
On August 4, 1997, the Company closed on a new $200 million three year unsecured revolving credit facility (the "Credit Facility"), a $50 million one year unsecured line of credit (the "Line of Credit") and a $15 million uncommitted line of credit with a major U.S. financial institution. Under the new Credit Facility, pricing is based upon the higher of the Company's senior unsecured debt ratings from S&P and Moody's which are currently BBB+ and Baa1, respectively. At these rating levels, contractual interest under the new Credit Facility is LIBOR plus 42.5 basis points. The Credit Facility also includes a $100 million competitive bid option which allows the Company to solicit bids from participating banks at rates below the contractual rate. The Credit Facility and Line of Credit are subject to customary financial covenants and limitations.

At and for the year ended December 31, 1997, the Company had the following credit facilities (dollars in thousands):


                                                Twelve Months Ended  December 31, 1997            At December 31, 1997
                                                --------------------------------------         --------------------------------
                                             Weighted Average
                           Amount of               Amount             Weighted Average        Amount          Weighted Average
Credit Facility            Facility              Outstanding             Interest Rate        Outstanding      Interest Rate
-------------------------------------------------------------------------------------------------------------------------------
Revolving credit-3 Yr.     $  200,000           $   28,786                    6.2%             $ 135,000            6.4%
Line of credit                 50,000                 --                       --                  --                --
Uncommitted line               15,000                1,789                    6.2%                   600            7.4%
Revolving credit**              N/A                 44,048                    6.3%                 --                --
                           ----------            ----------------------------------            --------------------------------

                           $  265,000            $  74,623                    6.3%             $ 135,600            6.4%
                           ==========            ==================================            ================================

** Represents the Company's unsecured revolving credit facilities with four commercial banks which were terminated on August 4, 1997 upon the execution of the $200 million three year unsecured revolving credit facility, therefore, there was no balance outstanding at December 31, 1997.


The Company's liquidity and capital resources are believed to be more than adequate to meet its cash requirements for the next several years. The Company expects to meet its short and long-term capital requirements, such as balloon debt maturities, property acquisitions, development activity and significant capital improvements, primarily through the public and private sale of capital stock and the issuance of medium and long-term unsecured notes payable. The Company may also fund its capital requirements through (i) the assumption of mortgage indebtedness, (ii) property sales, (iii) common shares sold through the Company's Dividend Reinvestment and Stock Purchase

Plan, (iv) retained operating cash flow, (v) the issuance of operating partnership units and (vi) the use of unused credit facilities. As a result of its investment grade debt ratings, the Company expects to use unsecured debt as its primary debt funding source.


Depending upon the volume and timing of acquisition and sales activity, the Company anticipates raising additional debt and equity capital during the next twelve months to finance capital requirements, while striving to minimize the overall cost of capital. During the second quarter of 1997, the Company filed a shelf registration statement for approximately $675 million of debt and preferred and common equity securities of which $486.7 million was unused at December 31, 1997.

In February 1998, the Company issued 1.7 million shares of its common stock at a gross sales price of $14.3125 per share to a Unit Investment Trust ("UIT"). Net proceeds of $23.8 million were primarily used to curtail bank debt.


Year 2000 Conversion
The Company has recognized the need to ensure that its systems, equipment and operations will not be adversely affected by the change to calendar year 2000. As such, the Company has taken steps to identify potential areas of risk and has begun addressing these in its planning, purchasing and daily operations. The total cost of converting all internal information systems, equipment and operations for the year 2000 has not been fully quantified, but it is not expected to be a material cost to the Company. Much of the Company's internal software programs have been purchased from third parties. However, no such estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to prepare for the year 2000. The Company is attempting to identify those risks as well as to receive compliance certificates from all third parties that have a material impact on the Company's operations.

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

For 1997, FFO increased 65.3 % to $118.6 million, compared with $71.7 million last year. The increase in FFO was principally due to the increased net rental income from the Company's 31,270 non-mature apartment homes in 98 apartment communities that were acquired and developed subsequent to January 1, 1996. For 1996, FFO increased 14.9 % to $71.7 million, compared with $62.4 million for 1995, principally due to the increased net rental income from the Company's then 12,914 non-mature apartment homes in 52 apartment communities.

                                                                               Year Ended December 31,
In thousands                                                         1997                 1996              1995
                                                                -------------------------------------------------
Calculation of funds from operations:
Income before gains on sales of investments and
   minority interest of  unitholders in operating partnership     $  57,813           $   33,726         $ 28,037
Adjustments:
   Real estate depreciation                                          76,688               47,410           38,939
   Dividends to preferred shareholders                              (17,345)              (9,713)          (6,637)
   Prior years' payroll tax liability                                                                         395
    Impairment loss on real estate owned                              1,400                  290            1,700
                                                                  ------------------------------------------------
Funds from operations                                             $  118,556          $   71,713        $  62,434
                                                                  ================================================

Results of Operations


The Company's net income is primarily generated from the operations of its apartment communities. For purposes of evaluating its comparative operating performance, the Company categorizes its apartment communities into two categories mature and non-mature. For the 1997 versus 1996 comparison, these communities are as follows: (i) mature--those communities acquired, developed and stabilized prior to January 1, 1996 and held throughout both 1997 and 1996 and (ii) non-mature--those communities acquired, developed or sold subsequent January 1, 1996. For the 1996 versus 1995 comparison, these communities are as follows: (i) mature--those communities acquired prior to January 1, 1995 and held throughout the annual reporting period and (ii) non-mature--those communities acquired and developed subsequent to December 31, 1995 plus four apartment communities sold during this same period. The Company's apartment operations are divided into four geographic regions, each of which constitutes a core operating unit. Based on the total number apartment homes, the Northern Region constitutes 33% of the Company's apartment portfolio and includes Delaware, Maryland, Virginia and northern North Carolina. The Southern Region constitutes 22% of the Company's apartment portfolio and includes Charlotte, North Carolina, South Carolina, Georgia, Tennessee and Alabama. The Florida Region includes the entire state of Florida or 17% of the Company's apartment portfolio, while the Western Region constitutes 28% of the Company's apartment portfolio and includes Texas, Arkansas, Oklahoma, Nevada, New Mexico and Arizona.

All per share amounts refer to basic earnings per share unless otherwise indicated.

1997-vs-1996
For 1997, the Company reported increases over last year in rental income, income before gains on sales of investments and minority interest of unitholders in operating partnership, net income and net income available to common shareholders. For 1997, net income available to common shareholders increased $24.5 million, with a corresponding increase of $.12 and $.11 for basic and diluted earnings per share, respectively, compared to 1996. The large per share increases over last year are primarily attributed to gains recognized on the sales of investments. Net income available to common shareholders for the year ended December 31, 1997 includes aggregate gains on the sales of investments of $12.7 million ($.15 per share). In addition, since the beginning of 1996, the Company acquired and developed a total of 31,270 apartment homes in 98 apartment communities (including 14,320 completed apartment homes in 44 apartment communities acquired in the South West Merger) and sold 16 apartment communities containing 3,222 apartment homes, representing a net 82% expansion in the number of apartment homes owned during that period. These non-mature apartment homes provided a substantial portion of the aggregate reported increases. However, these increases were moderated in part due to the Company's financing activities during 1997. During 1997, the Company financed its acquisition and development programs primarily with common and preferred equity and the proceeds from property sales rather than debt which was used to finance much of the 1996 acquisition and development programs.

1996-vs-1995
For 1996, the Company reported increases in rental income and income before gains on sales of investments and minority interest of unitholders in operating partnership and net income over 1995. Net income available to common shareholders increased $1.8 million, with a decrease of $.01 per share compared to 1995. Since the beginning of 1995, the Company acquired and developed a total of 12,914 apartment homes in 52 communities (excluding those acquired in the South West Merger) representing a 44.1% expansion in the number of apartment homes owned during that period. These non-mature apartment homes provided a substantial portion of the aggregate reported increases.

Total Apartment Communities
The operating performance of the Company's total apartment portfolio is summarized in the chart below:

<caption

                                         Year Ended                                           Year Ended
                                         December 31,                                         December 31,
                                         (In thousands)                                     (In  thousands)

                              1997             1996          % Change             1996            1995         % Change
                           -------------------------------------------           --------------------------------------

Rental income             $   384,205       $ 236,690         62.3%              $  236,690    $  187,292         26.4%
Rental expenses              (162,977)       (102,499)        59.0%                (102,499)      (79,545)        28.9%
Real estate depreciation      (76,688)        (47,316)        62.1%                 (47,316)      (36,929)        28.1%
                           ----------------------------------------              --------------------------------------
Net rental income (1)     $   144,540       $  86,875         66.4%              $   86,875    $   70,818         22.7%
                           ========================================              ======================================


Weighted average number
 of apartment homes            58,038         37,481          54.8%                  37,481        31,242         20.0%
Economic occupancy (2)           91.7%          92.9%         (1.2%)                   92.9%         94.1%        (1.2%)



(1) Net rental income for an apartment community is defined as total rental income, less rental expenses, less real estate depreciation.

(2) Economic occupancy is defined as rental income (potential rental collections less vacancy loss, management units, units held out of service, move-in concessions and credit loss) divided by potential collections (gross potential rent less management units, units held out of service and move-in concessions) for the period, expressed as a percentage.

1997-vs -1996
Due to the acquisition and development of 31,270 apartment homes since January 1, 1996, the weighted average number of apartment homes increased 54.8% to 58,038 for 1997. This includes 14,320 completed apartment homes acquired in the South West Merger on December 31, 1996. As a result of the increase in the number of apartment homes acquired since January 1, 1996, the Company experienced significant increases in rental income, rental expenses and real estate depreciation for 1997.


1996-vs-1995
Due to the acquisition and development of 12,914 apartment homes since January 1, 1995, the weighted average number of apartment homes increased 20% to 37,481 for the year ended December 31, 1996. As a result of the increase in the number of apartment homes acquired since January 1, 1995, the Company experienced significant increases in rental income, rental expenses and real estate depreciation for 1996.

Mature Apartment Communities
The operating performance of the Company's mature apartment communities is summarized below. For the 1997 vs. 1996 analysis, there were 127 communities with 31,519 homes that were classified as mature. For the 1996 vs. 1995 analysis, 114 communities with 28,430 homes were classified as mature.


                                       Year Ended                                                Year Ended
                                      December 31,                                               December 31,
                                     (In thousands)                                              (In  thousands)
                         ----------------------------------------                   -----------------------------------------
                           1997            1996          % Change                     1996            1995          % Change
                        ------------------------------------------                  -----------------------------------------
Rental income             $  207,040    $  199,432           3.8%                 $  176,372      $  169,309           4.2%
Rental expenses              (88,394)      (86,529)          2.2%                    (78,270)        (72,255)          8.3%
Real estate depreciation     (43,003)      (39,986)          7.5%                    (35,996)        (33,796)          6.5%
                        -----------------------------------------                  ------------------------------------------
Net rental income         $   75,643     $  72,917           3.7%                 $   62,106      $   63,258         (1.8)%
                        ===========================================                ==========================================

Economic occupancy              92.6 %        93.0%         (0.4%)                      92.8%           94.1%         (1.3%)
Average monthly rents     $      572     $     551           3.9%                 $      540       $     516           4.6%


1997-vs-1996

Mature apartment communities were all located in the Northern, Southern and Florida Regions in 1997. The Company did not own any properties in the Western Region until December 31, 1996. For 1997, the Company's mature communities provided approximately 54% of the Company's apartment rental income and 52% of its net rental income. During 1997, the Company's mature apartment communities continued to generate rent growth greater than the pace of inflation and double digit growth of other income. Compared to the same period last year, total rental income from these apartment homes grew 3.8%, or approximately $7.6 million, reflecting an increase in average monthly rents of 3.9% to $572 per month. Growth in rental income was slightly offset by a .04% decrease in economic occupancy. In addition, other income, primarily fee income, increased approximately $1.2 million or 17.6%. Overall, economic occupancy bottomed out in January 1997 at 90.8% and grew steadily through August before declining slightly to 92.3% for December 1997, an improvement of 1.9% during the year. The economic occupancy declined due to the weakening of certain major southeastern markets during the last half of 1996, however, these markets are recovering. The Company expects to maintain rent growth in the 4% range and economic occupancy in the 92% to 93% range during 1998.

For 1997, rental expenses at these communities increased 2.2%, or $1.9 million, resulting in an improvement in the operating margin of 0.8% to 57.3%. The 2.2% increase in operating expenses was attributable to higher personnel costs, marketing and advertising costs and the Company's cost of self-management. Personnel costs increased approximately $1.8 million, primarily due to understaffing at some of its properties during much of 1996. Marketing and advertising costs increased 33.9% or approximately $845,000 over the same period last year as a direct result of softening in certain major markets as discussed above. The cost of self-management increased $1.7 million as the Company invested heavily in its personnel and technological infrastructure during 1997 in response to growth. Management believes that these additions will allow the Company to compete more effectively and expand the number of properties owned in major markets during 1998 and beyond. However, these expense increases were offset by decreases in repairs and maintenance expense and utility expense. Repairs and maintenance expense decreased 13.1% or approximately $2.0 million primarily as a result of less exterior painting, extraordinary repairs, mechanical repairs and the effect of the upgrade program. In addition, the Company has taken advantage of some economies of scale due to its increased size and some centralized purchasing during the 1997 period. Utility expense decreased primarily as a result of sub-metering water and sewer where local and state regulations allow. The Company's objective is to maintain rental expense growth below 2% during 1998.

The operating performance for the Company's mature apartment communities for 1997 and 1996, summarized by geographic region is outlined below:


                                    North                  South                Florida              Total
                            ---------------------    -----------------    --------------------    ----------------------
                             1997           1996      1997        1996     1997         1996       1997            1996
                            ---------------------    -----------------    --------------------    ----------------------
Rental income               $94,005     $90,607       $64,628   $63,552    $48,407   $45,273        $207,040     $199,432
Rental expenses              37,065      37,067        29,445    27,891     21,884    21,571          88,394       86,529

Economic occupancy             93.0%       94.0%         91.1%     92.3%      94.0%     92.0%           92.6%        93.0%
Average monthly rents       $   585     $   561       $   538   $   520    $   598    $  578        $    572      $   551


For the year ended December 31, 1997, depreciation expense increased partly as a result of the upgrade, improvement and initiative programs in place at the Company's mature apartment communities discussed under "Capital Expenditures" in Liquidity and Capital Resources.

1996-vs-1995
For 1996, the Company's mature communities provided approximately 75% of the Company's apartment rental income and 71% of its net rental income. Compared to 1995, total rental income from these apartment homes grew 4.2%, or $7.1 million, reflecting an increase in average monthly rents of 4.6% to $540 per month. In addition, other income, primarily fee income, increased $1.6 million or 33%. The rental rate increases were offset by a 1.3% decline in economic occupancy to 92.8%, which resulted from a decrease in physical occupancy of 1.0% and an increase in credit loss of .3%. The economic occupancy declined due to the weakening of certain major markets during the last half of 1996 including Richmond, Columbia, Greenville, Washington DC and Hampton Roads. The Company attributed the market softness primarily to increased home buying.


For 1996, rental expenses at these communities increased 8.3%, or $6.0 million, resulting in a decrease in the operating margin of 1.7% to 55.6%. The increase in rental expenses is partly attributable to the severe winter of 1996 compared to the relatively mild winter of 1995. Of the $6.0 million increase, $400,000 was weather related which included increases in gas, snow removal and repair labor expenses. During 1996, the Company's mature apartments experienced increases in most of its operating expense categories compared to 1995. Payroll and payroll-related expenses increased approximately $1.1 million or 7% due to several factors: (i) increased salaries and wages in 1996 as several positions were re-priced, (ii) tightening in the labor markets and (iii) overtime attributable to the upgrade process discussed below. Exterior painting and other exterior improvements, such as striping and sealcoating parking lots, accounted for almost $1.1 million of the increase. In addition, real estate taxes, security and water and sewer expenses increased $232,000, $427,000 and $416,000, respectively, over 1995. For 1996, casualty insurance expense increased approximately $406,000 over 1995 as the Company experienced several large casualty insurance claims relating to hurricane and storm damage. This resulted in a significant increase in insurance rates beginning with its July 1, 1996 policy year.


In 1996, the Company began the process of upgrading certain of its older apartment communities in order to enhance rent growth over the long term. The upgrades relate primarily to the modernization of the kitchens and bathrooms with new appliances, cabinets, light fixtures, ceiling fans, shelving, countertops, doors and floor coverings. Although certain of these costs were capitalized, a portion were expensed. The process of upgrading contributed to higher turnover costs and increased repair labor costs.


For the year ended December 31, 1996, depreciation expense increased $2.2 million or 6.5%, primarily as a result of capital expenditures. During 1996, the Company had significant capital expenditures on several apartment communities acquired during 1994.

Non-Mature Communities
For the 1997 vs. 1996 analysis, the Company's non-mature apartment communities include: (i) 7,590 apartment homes acquired during 1996, net of one resold, and a community acquired in 1995 and not stabilized due to significant rehabilitation, (ii) 13,671 apartment homes acquired on December 31, 1996 in connection with the South West Merger, net of one resold and one under development, (iii) 8,524 apartment homes acquired since January 1, 1997, net of one resold, (iv) 3,222 apartment homes sold since January 1, 1996 and (v) the 1,232 apartment homes developed since January 1, 1996 which is summarized in the chart below (dollars in thousands):

Year Ended December 31, 1997 and 1996:


                                                                       1997 Acquisitions and
                                                          Former           1997 and 1996
                            1996 Acquisitions           South West      Development & Sales          Total Non-Mature
                            1997          1996        1997      1996     1997           1996           1997      1996
                           ------        ------       -----     ----    -----           ----          ------    ------

Rental income           $  50,977    $  23,336    $  86,884  $  --    $ 39,304    $ 13,922      $  177,165   $ 37,258
Rental expenses           (20,690)      (8,958)     (36,923)    --     (16,970)     (7,012)        (74,583)   (15,970)
Real estate depreciation  (12,100)      (5,286)     (14,468)    --      (7,117)     (2,044)        (33,685)    (7,330)
                        -----------------------   -----------------   ----------------------    -----------------------
Net rental income       $  18,187    $   9,092     $  35,493 $  --    $ 15,217    $  4,866      $   68,897   $ 13,958
                        =======================   =================   ======================    =======================


Year Ended December 31, 1996 and 1995:

                            1996 Acquisitions         1995 Acquisitions                  Sales               Total Non-Mature
                            1996         1995        1996        1995           1996         1995            1996          1995
                           ------------------       ---------------------     ----------------------      ----------------------
Rental income         $    27,069    $   --        $ 30,152   $ 14,439        $ 3,097      $ 3,544     $   60,318      $ 17,983
Rental expenses           (10,642)       --         (12,141)    (5,666)        (1,446)      (1,624)       (24,229)       (7,290)
Real estate depreciation   (4,796)       --          (6,493)    (2,251)           (31)        (882)       (11,320)       (3,133)
                         ------------------       ---------------------       ---------------------       -----------------------
Net rental income     $    11,631    $   --        $ 11,518   $  6,522        $ 1,620      $ 1,038     $   24,769      $  7,560
                         ==================       =====================       =====================       =======================

1997-vs-1996
For 1997, the Company's non-mature apartment communities provided approximately 46% of the Company's apartment rental income and 48% of its net rental income. Rental income, rental expenses and real estate depreciation increased from 1996 to 1997 directly as a result of the increase in the weighted average number of apartment homes owned during 1997. For the year ended December 31, 1997, average economic occupancy was 90.7%, and the operating margin was 57.9% for the non-mature apartment communities.

1996 Acquisitions (excluding the South West Merger)
The 29 apartment communities containing 7,590 apartment homes that were acquired during 1996 (net of one apartment community containing 122 apartment homes resold and a community acquired in 1995 and not stabilized due to significant rehabilitation) provided a significant increase in rental income, rental expenses and depreciation expense for the Company's apartment portfolio for 1997. For 1997, these apartment communities had economic occupancy of 89.8% and an operating margin of 59.4%. The first year return on investment for these communities in 1997, on an average investment of $319 million, was 9.0% (excluding one community under renovation). This reflects the under-performance of nine apartment communities in the Greensboro/Winston-Salem, North Carolina market that were acquired in August 1996 as part of a portfolio transaction. Occupancy in this region peaked in August 1996 when the Company acquired these properties and subsequently fell, reflecting an oversupply of apartment product in this market. However, the Company believes Greensboro is a good long-term market.


South West Property Trust Inc. (South West)
The acquisition of the 43 apartment communities containing 13,671 apartment homes included in the South West Merger on December 31, 1996, net of one apartment community resold and one under development, provided the largest increases in rental income, rental expenses and depreciation expense for the Company's entire apartment portfolio for the year ended December 31, 1997. The return on investment for the South West properties was 9.4% during 1997. For the year ended December 31, 1997, these apartment communities had economic occupancy of 92.7% and an operating margin of 57.5%.


1997 Acquisitions, Development and Sales
Included in this category are the following: (i) the 28 apartment communities containing 8,524 apartment homes acquired by the Company during 1997 (net of one resold) which are projected to have a first year return on investment of approximately 9.5%, (ii) the 1,232 apartment homes developed since January 1, 1996 and (iii) the 16 apartment communities containing 3,222 apartment homes sold since January 1, 1996. The return on investment for 1997 acquisitions on an average investment of $345 million was 9.3%.

1996 -vs-1995
For 1996, the Company's non-mature apartment communities provided approximately 25% of the Company's rental income and 29% of its net rental income. Rental income, rental expenses and real estate depreciation increased from 1995 to 1996 directly as a result of the increase in the number of apartment homes acquired during those years. For the 12,914 apartments in the 52 communities acquired and developed since January 1, 1995, average economic occupancy for 1996 was 93.1%, and the operating margin was 59.8%. During 1996, these communities provided increases of $42.3 million, $16.9 million and $17.2 million, respectively, in rental income, rental expenses and net rental income. For 1996, the 30 apartment communities containing 7,712 apartment homes which were acquired during 1996, provided rental income, rental expenses and net rental income of $27.1 million, $10.6 million and $11.6 million, respectively, and the 1995 acquisitions which consisted of 42 apartment communities containing 5,142 apartment homes provided rental income, rental expenses and net rental income of $30.2 million, $12.1 million and $11.5 million, respectively.

Interest Expense
During 1997, interest expense increased $28.2 million or $.02 per common share over 1996. The weighted average amount of debt employed during 1997 was higher than it was in 1996 ($1 billion in 1997 versus $647 million in 1996) which accounted for the majority of the increase in interest expense. The weighted average interest rate on this debt was slightly lower than it was last year, decreasing from 7.6% in 1996 to 7.5% in 1997. This slightly lower interest rate during 1997 reflected the fact that the weighted average interest rate on short-term bank borrowings decreased compared to last year and the Company's reliance on these short-term bank borrowings increased in 1997 compared to 1996 ($74.6 million weighted average outstanding in 1997 versus $49.9 million in 1996). For 1997 and 1996, total interest capitalized was $2.6 million and $.5 million, respectively. The increase reflects increased development activity during 1997.

For 1996, interest expense increased $10.2 million or $.10 per common share over 1995. The weighted average amount of debt employed during 1996 was higher than it was in 1995 ($647 million in 1996 versus $512 million in 1995). The weighted average interest rate on this debt was slightly lower in 1996, decreasing from 7.9% in 1995 to 7.6%. The lower interest rate during 1996 reflected the fact that the weighted average interest rate on short-term bank borrowings decreased compared to 1995 and the Company's reliance on these lower rate short-term bank borrowings increased in 1996 compared to 1995 ($49.9 million weighted average outstanding in 1996 versus $8.2 million in 1995). The Company funded its 1996 acquisitions and development activity primarily with debt compared to 1995 when a combination of debt and equity was used.

General and Administrative
During 1997, general and administrative expenses increased by $1.7 million over 1996. In 1997, the Company incurred increases in most of its general and administrative expense categories which are directly attributable to the increased size of the Company. The largest increases occurred in payroll and payroll-related expenses and investor relations expense. General and administrative expense as a percentage of rental revenues decreased .4% from 2.2% during 1996 to 1.8% during 1997 primarily due to economies of scale. During 1997, general and administrative expenses grew approximately 31% while rental income grew by 60% over the same period last year.

During 1996, general and administrative expenses increased by $553,000 over the same period in the prior year. In 1996, the Company incurred increases in most of its general and administrative expense categories. The largest increases occurred in payroll expenses, investor relations expenses and office rent which are directly related to the higher administrative costs associated with increasing the size of the Company. However, general and administrative expense, as a percentage of rental revenues, remained relatively flat compared to 1995.

Impairment Loss
The Company's long-lived assets held and used are periodically evaluated for impairment and provisions for possible losses are recorded if required. In connection with the Company's evaluation of its apartment portfolio, during the third quarter of 1997, the Company recorded an impairment loss of $1.4 million relating to two apartment communities included in the Company's real estate held for investment. These apartment communities were subsequently moved to real estate held for disposition based upon management's decision to dispose of these properties.

During 1995, the Company recognized a $1.7 million impairment loss associated with management's decision to sell a shopping center at a discount as part of a portfolio transaction.

Gains on Sales of Investments
During the year ended December 31, 1997, the Company recognized gains on the sales of investments aggregating $12.7 million as a result of the following transactions: (i) the first quarter sale of the Company's investment in the preferred stock of First Washington Realty Trust, Inc. obtained as partial consideration in the 1995 sale of four commercial properties on which the Company recognized a gain for financial reporting purposes of $2.1 million and
(ii) the sale of 12 apartment communities containing 2,570 apartment homes and one shopping center for an aggregate sales price of $68.4 million on which the Company recognized aggregate gains for financial reporting purposes of $10.6 million.

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

Dividends to Preferred Shareholders
Dividends to preferred shareholders totaled $17.3 million for 1997 compared to $9.7 million for 1996. The increase in dividends to preferred shareholders is a result of the issuance of six million shares of Series B 8.60% Cumulative Redeemable Preferred Stock in May 1997.


Dividends to preferred shareholders totaled $9.7 million for 1996 compared to $6.6 million for 1995. The increase in dividends to preferred shareholders was a result of a full year of dividends on the Company's 4.2 million shares of Series A 9.25% Cumulative Redeemable Preferred Stock in 1996 compared to a partial year of dividends in 1995.

Inflation
The Company believes that the direct effects of inflation on the Company's operations have been inconsequential.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Consolidated Financial Statements and Schedule on page 44 of this Annual Report on Form 10-K.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    Part III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on May 12, 1998.

         Information required by this item regarding the executive officers of the Company is included in Part I of this Annual Report on Form 10-K in the section entitled "Executive Officers of the Registrant".

Item 11.  EXECUTIVE COMPENSATION

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on May 12, 1998.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on May 12, 1998.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders to be held on May 12, 1998.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      (1&2)    See Index to Consolidated Financial Statements and
                   Schedule on page 44 of this Annual Report on Form 10-K.

                  (3)      Exhibits

         The exhibits listed below are filed as part of this annual report. References under the caption "Location" to exhibits, forms, or other filings indicate that the form or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference.


Exhibit           Description                                                   Location
-------           -----------                                                   --------
2(a)              Agreement and Plan of Merger dated             Exhibit 2(a) to the Company's Form S-4
                  as of December 19, 1997, between the           Registration Statement (Registration
                  Company, ASR Investment Corporation            No. 333-45305) filed with the
                  and ASR Acquisition Sub, Inc.                  Commission on January 30, 1998.


2(b)              Definitive Agreement and Plan of               Exhibit 2(b) to the Company's Form S-4 Registration
                  Merger dated as of October 1, 1996,            Statement (Registration No. 333-13745) filed with
                  the between the Company, United Sub,           Commission on October 9, 1996.
                  Inc. and South West Property Trust Inc.


3(a)              Restated Articles of Incorporation             Exhibit 4(b) to the Company's Form S-3
                                                                 Registration Statement (Registration No. 333-44463)
                                                                 filed with the Commission on January 16, 1998.

3(a)(i)           Amendment of Articles of                       Exhibit 3 to the Company's Form 8-A
                  Incorporation                                  Registration Statements dated February 4, 1998.

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

4(i)(d)           Rights Agreement dated as of                   Exhibit 1 to the Company's Form 8-A
                  January 27, 1998, between the Company          Registration Statement dated February 4, 1998.
                  and ChaseMellon Shareholder Services,
                  L.L.C., as Rights Agent.

4(i)(e)           Form of Rights Certificate                     Exhibit 4(e) to the Company's Form 8-A
                                                                 Registration Statement dated February 4, 1998.

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

4(ii)(g)          Three Year Credit Agreement dated              Exhibit 4(ii)(g) to the Company's Quarterly
                  As of August 4, 1997, between the              Report on Form 10-Q for the quarter ended
                  Company, United Dominion Realty, L.P.,         September 30, 1997.
                  And other subsidiaries and affiliates
                  of the Company, the Lenders named
                  Therein and NationsBank, N.A., as
                  Administrative Agent

4(ii)(h)          364 day Credit Agreement dated                 Exhibit 4(ii)(h) to the Company's
                  as of August 4, 1997, between the              Quarterly Report on Form 10-Q for the
                  Company, United Dominion Realty, L.P.,         quarter ended September 30, 1997.
                  And other subsidiaries and affiliates
                  of the Company, the Lenders named
                  Therein and NationsBank, N.A., as
                  Administrative Agent

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

10(iv)            Employment Agreement between                   Exhibit 10(iv) to the Company's Annual
                  the Company and John S. Schneider              Report on Form 10-K for the year ended
                  dated December 14, 1996.                       December 31, 1996.


10(v)             Employment Agreement between                   Exhibit 10(v) to the Company's Annual
                  the Company and Robert F. Sherman              Report on Form 10-K for the year ended
                  dated December 19, 1996.                       December 31, 1996.




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

10(vii)           1985 Stock Option Plan,                        Exhibit 10(vii) to the Company's Quarterly
                  as amended.                                    Report on Form 10-Q for the quarter ended
                                                                 March 31, 1997.

10(viii)          1991 Stock Purchase and Loan                   Exhibit 10(viii) to the Company's Quarterly Report
                  Plan.                                          on Form 10-Q for the quarter ended March 31, 1997.

10(ix)            Second Amended and Restated                    Exhibit 10(ix) to the Company's Quarterly Report on
                  Agreement of Limited Partnership of            Form 10-Q for the quarter ended September 30,1997.
                  United Dominion Realty, L.P.
                  Dated as of August 30, 1997.

12                Computation of Ratio of Earnings               Filed herewith.
                  to Fixed Charges

21 The Company has the following subsidiaries, all of which but United Dominion Realty, L.P. are wholly owned. The Company owns general and limited partnership interests in United
                  Dominion Realty, L.P., constituting 89.4% of the aggregate partnership interest.
                  The Commons of Columbia, a Virginia corporation
                  UDRT of North Carolina, L.L.C., a North Carolina limited liability company UDRT of Alabama, Inc., an Alabama corporation UDR of Marble Hill, L.L.C., a Virginia limited liability company United Dominion Realty, L.P., a Virginia limited partnership United Dominion Residential, Inc., a
                  Virginia corporation UDRT of Virginia, Inc., a Virginia corporation UDR Western Residential, Inc., a Virginia corporation UDR South Carolina Trust, a Maryland business trust Cleary Court Property Owner's Association, Inc., a
                  Florida non-profit corporation SWP Properties, Inc., a Texas corporation SWP Properties I, L.P., a Delaware limited partnership SWP Woodscape Properties, Inc., a Texas corporation SWP Woodscape Properties I, L.P., a Delaware limited partnership SWP Creeks Properties, Inc., a Texas corporation SWP Creeks Properties, I, L.P., a Delaware limited partnership SWP REMIC Properties II, Inc., a Texas corporation
                  SWP REMIC properties II-A, L.P., a Delaware limited partnership South West Properties, L.P., a Delaware limited partnership SWP Arkansas Properties, Inc., an Arkansas corporation SWP Depositor, Inc., a Texas corporation SWP
                  Developers, Inc., a Texas corporation SRL Amarillo Investors,
                  Inc., a Texas corporation SWPT II Arizona Properties, Inc., an
                  Arizona corporation South West REIT Holding, Inc., a Texas corporation UDR Pecan Grove, L.P., a Delaware limited partnership UDR Camino Village, L.P., a Delaware limited partnership



23                Consent of Independent                         Filed herewith.
                  Auditors

27                Financial Data Schedule                        Filed electronically with the Securities
                                                                 and Exchange Commission.

Exhibits 10(i) through 10(viii) inclusive, are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

      (b)Reports on Form 8-K

                  (i) A Form 8-K dated October 21, 1997, was filed with the Securities and Exchange Commission on November 5, 1997. The filing reported the acquisition by the Company of properties, of which, the aggregate number of properties acquired exceeded the majority of properties which were audited. The filing was subsequently amended on Form 8-K/A No. 1 filed with the Commission on December 31, 1997. The filing included (i) the financial statements of real estate properties acquired which included Bammelwood
                                    Apartments, Braesridge Apartments, Camino
                                    Village Apartments, Pecan Grove Apartments and Waterside at Ironbridge Apartments, (ii) the Consolidated Pro Forma financial statements of the company and notes thereto and (iii) Exhibits





SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange
Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Dominion Realty Trust, Inc.
           (registrant)


By   /s/ James Dolphin
---------------------------------------------------
    James Dolphin
    Executive Vice President, Chief Financial Officer
         and Chief Accounting Officer
    March   , 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report
has been signed below on March   , 1998 by the following persons on behalf of
the registrant and in the capacities indicated.


/s/ John P. McCann                                   /s/ Jeff C. Bane
-------------------------------                      ---------------------------
John P. McCann                                       Jeff C. Bane
Chairman of the Board, President and Chief           Director
  Executive Officer


/s/ James Dolphin                                    /s/ R. Toms Dalton, Jr.
-------------------------------                      ---------------------------
James Dolphin                                        R. Toms Dalton, Jr.
Director, Executive Vice President,                  Director
  Chief Financial Officer and
  Chief Accounting Officer


/s/ John C. Lanford                                  /s/ H. Franklin Minor
-------------------------------                      ---------------------------
John C. Lanford                                      H. Franklin Minor
Director                                             Director


/s/ Lynne Sagalyn                                    /s/ Mark J. Sandler
-------------------------------                      ---------------------------
Lynne Sagalyn                                        Mark J. Sandler
Director                                             Director


/s/ John S. Schneider                                /s/ Robert W. Scharar
-------------------------------                      ---------------------------
John S. Schneider                                    Robert W. Scharar
Director, Vice Chairman of the Board and             Director
Chief Operating Officer


/s/ C. Harmon Williams, Jr.
-------------------------------
C. Harmon Williams, Jr.
Director




            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                       UNITED DOMINION REALTY TRUST, INC.



FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT                         Page

Report of Ernst & Young LLP, Independent Auditors                           45

Consolidated Balance Sheets at December 31, 1997
and 1996                                                                    46

Consolidated Statements of Operations for each of                           47
the three years in the period ended December 31, 1997

Consolidated Statements of Cash Flows for each of
the three years in the period ended December 31, 1997                       48

Consolidated Statements of Shareholders' Equity for
each of the three years in the period ended
December 31, 1997                                                           49

Notes to Consolidated Financial Statements                                  50

SCHEDULE  FILED AS PART OF THIS REPORT

Schedule III - Summary of Real Estate Owned                                 67

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.


Report of Ernst & Young LLP, Independent Auditors



The Board of Directors and Shareholders
United Dominion Realty Trust, Inc.

         We have audited the accompanying consolidated balance sheets of United
Dominion Realty Trust, Inc. (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997.
Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Dominion Realty Trust, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

         As discussed in Note 1 to the consolidated financial statements, in 1995 the Company changed its method of accounting for impairment of long-lived assets and long-lived assets held for disposition.


                                            /s/ Ernst & Young LLP

Richmond, Virginia
January 28, 1998


                      UNITED DOMINION, REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except for share data)



December 31,                                                                      1997                                1996
---------------------------------------------------------------------------------------------------------------------------------

Assets
Real estate owned:
      Real estate held for investment (Notes 2 and 3)                    $          2,281,438               $           2,007,612
          Less: accumulated depreciation                                              200,506                             173,291
                                                                            ------------------                  ------------------
                                                                                    2,080,932                           1,834,321
      Real estate under development                                                    24,598                              37,855
      Real estate held for disposition (Note 2)                                       166,501                              39,556
Cash and cash equivalents                                                                 473                              13,452
Other assets                                                                           41,221                              41,720
                                                                            ------------------                  ------------------
      Total assets                                                       $          2,313,725               $           1,966,904
                                                                            ==================                  ==================

Liabilities and Shareholders' Equity
Notes payable-secured  (Note 4)                                          $            417,325               $             376,560
Notes payable-unsecured   (Note 5)                                                    738,901                             668,275
Real estate taxes payable                                                              21,744                              13,209
Accrued interest payable                                                               14,912                              11,025
Security deposits and prepaid rent                                                     12,105                              10,097
Distributions payable to common and preferred shareholders                             25,607                              21,722
Accounts payable, accrued expenses and other liabilities                               10,081                              13,608
                                                                            ------------------                  ------------------
      Total liabilities                                                             1,240,675                           1,114,496

Minority interest of unitholders in operating partnership                              14,693                               2,029

Shareholders' equity: (Notes 8 and 9)
      Preferred stock, no par value; $25 liquidation preference,
        25,000,000 shares authorized;
          4,200,000 shares 9.25% Series A Cumulative Redeemable                       105,000                             105,000
          6,000,000 shares 8.60% Series B Cumulative Redeemable                       150,000                                 --
      Common stock, $1 par value; 150,000,000 shares authorized
          89,168,442 shares issued and outstanding (81,982,551 in 1996)                89,168                              81,983
      Additional paid-in capital                                                      906,307                             814,795
      Notes receivable from officer-shareholders                                       (8,806)                             (5,926)
      Distributions in excess of net income                                          (183,312)                           (147,529)
      Unrealized gain on securities available-for-sale                                                                      2,056
                                                                            ------------------                  ------------------
      Total shareholders' equity                                                    1,058,357                             850,379
                                                                            ==================                  ==================
      Total liabilities and shareholders' equity                         $          2,313,725               $           1,966,904
                                                                            ==================                  ==================





See accompanying notes.

                      UNITED DOMINION REALTY  TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


Years ended December 31,                                                         1997              1996             1995
------------------------------------------------------------------------------------------------------------------------------

Revenues
      Rental income                                                               $386,672          $241,260         $194,511
      Interest, dividend and other non-property income                               1,123             1,707            1,692
                                                                             --------------   ---------------   --------------
                                                                                   387,795           242,967          196,203

Expenses
      Rental expenses:
            Utilities                                                               24,861            17,735           14,464
            Repairs and maintenance                                                 54,607            40,665           30,374
            Real estate taxes                                                       30,961            17,348           14,058
            Property management                                                     12,203             5,575            5,300
            Other operating expenses                                                41,099            22,658           16,717
      Depreciation of real estate owned                                             76,688            47,410           38,939
      Interest                                                                      79,004            50,843           40,646
      General and administrative                                                     7,075             5,418            4,865
      Other depreciation and amortization                                            2,084             1,299            1,103
      Impairment loss on real estate owned                                           1,400               290            1,700
                                                                             --------------   ---------------   --------------
                                                                                   329,982           209,241          168,166
                                                                             --------------   ---------------   --------------
Income before gains on sales of investments, minority interest
      of unitholders in operating partnership and extraordinary item                57,813            33,726           28,037
Gains on sales of investments                                                       12,664             4,346            5,090
                                                                             --------------   ---------------   --------------
Income before minority interest of unitholders in operating
      partnership and extraordinary item                                            70,477            38,072           33,127
Minority interest of unitholders in operating partnership                             (278)              (58)              --
                                                                             --------------   ---------------   --------------
Income before extraordinary item                                                    70,199            38,014           33,127
Extraordinary item-early extinguishment of debt                                        (50)              (23)              --
                                                                             --------------   ---------------   --------------
Net income                                                                          70,149            37,991           33,127
Dividends to preferred shareholders                                                (17,345)           (9,713)          (6,637)
                                                                             --------------   ---------------   --------------

Net income available to common shareholders                                        $52,804           $28,278          $26,490
                                                                             ==============   ===============   ==============

Earnings per common share:  (Note 1)
Basic earnings per common share                                                       $.61              $.49             $.50
                                                                             ==============   ===============   ==============
Diluted earnings per common share                                                     $.60              $.49             $.50
                                                                             ==============   ===============   ==============

Weighted average number of common shares outstanding                                87,145            57,482           52,781
Weighted average number of common shares outstanding
      plus dilutive potential common shares                                         87,339            57,655           52,972

See accompanying notes.


                       UNITED DOMINION REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


Years ended December 31,                                              1997               1996               1995
-------------------------------------------------------------------------------------------------------------------
Operating Activities
     Net income                                                    $  70,149          $  37,991         $   33,127
     Adjustments to reconcile net income to cash provided
          by operating activities:
        Depreciation and amortization                                 78,772             48,709             40,042
        Minority interest of unitholders in operating partnership        278                 58                 --
        Extraordinary item-early extinguishment of debt                   50                 23                 --
        Impairment loss on real estate owned                           1,400                290              1,700
        Gains on sales of investments                                (12,664)            (4,346)            (5,090)
        Amortization of deferred financing costs                       1,706              1,319              1,078
        Changes in operating assets and liabilities:
             Increase in operating liabilities                         8,830              8,899                763
             Increase in operating assets                            (10,618)            (2,879)            (5,192)
                                                                     --------           --------          ---------
Net cash provided by operating activities                            137,903             90,064             66,428

Investing Activities
     Acquisition of real estate, net of liabilities assumed         (271,836)          (137,236)          (173,937)
     Capital expenditures                                            (99,158)           (53,087)           (35,613)
     Development of real estate assets                               (52,217)            (9,229)                --
     Net proceeds from sales of investments                           73,864             33,823             23,464
     Proceeds from interest rate hedge transaction                     1,538              3,025                 --
     Net cash acquired in acquisition of South West Property Trust Inc.   --              1,129                 --
     Other                                                             2,143                  3              2,156
                                                                     --------           --------          ---------
Net cash used in investing activities                                (345,666)          (161,572)         (183,930)

Financing Activities
     Net proceeds from the issuance of common stock                   61,009              1,824             79,615
     Net proceeds from the issuance of preferred stock               145,068                 --            101,478
     Net proceeds from the issuance of common stock through the
          dividend reinvestment and stock purchase plan               39,742             13,188                 --
     Gross proceeds from the issuance of unsecured notes payable     125,000            200,111             10,000
     Net proceeds from the issuance of secured notes payable              --              5,925             21,927
     Net borrowings of short-term bank debt                           10,350             37,800              4,250
     Distributions paid to preferred shareholders                    (16,270)            (9,713)            (4,613)
     Distributions paid to common shareholders                       (85,777)           (53,979)           (45,737)
     Distributions paid to minority interest unitholders                (144)                --                 --
     Scheduled principal payments on secured notes payable            (6,547)            (2,729)            (1,932)
     Mortgage financing proceeds released from construction funds         --              3,627              2,457
     Payments on unsecured notes payable                             (65,414)           (72,064)           (32,259)
     Non-scheduled payments on secured notes payable                  (9,397)           (40,628)           (21,463)
     Payment of financing costs                                       (2,836)            (1,306)              (578)
                                                                     --------           --------          ---------
Net cash provided by financing activities                            194,784             82,056            113,145

Net increase (decrease) in cash and cash equivalents                 (12,979)            10,548             (4,357)
Cash and cash equivalents, beginning of year                          13,452              2,904              7,261
                                                                     --------           --------          ---------

Cash and cash equivalents, end of year                             $     473          $  13,452         $    2,904
                                                                     ========           ========          =========

Supplemental Information:
     Interest paid during the period                               $  76,669          $  48,500         $   39,568
     Non-cash transactions associated with the acquisition
      of properties:
        Secured debt assumed through the acquisition of properties    60,052            137,988             24,137
        Issuance of common stock in connection with acquisitions          --             22,769                 --
        Issuance of unsecured notes payable in connection
         with acquisition                                                 --             25,000                 --
        Issuance of operating partnership units                       12,530              2,006                 --
     Non-cash transactions associated with the Merger of
      South West Property Trust Inc.:
        Real estate assets acquired                                       --            559,591                 --
        Issuance of common stock                                          --            322,110                 --
        Secured debt assumed                                              --             99,921                 --
        Unsecured debt assumed                                            --            125,035                 --
        Operating liabilities assumed                                     --             23,805                 --




See accompanying notes.

                       United Dominion Realty Trust, Inc.
                Consolidated Statements of Shareholders' Equity
                    (In thousands, except per share amounts)

Years Ended December 31,                                                             1997               1996                1995
---------------------------------------------------------------------------------------------------------------------------------
Preferred Stock
Balance, beginning of year                                                     $  105,000         $ 105,000                  --
      Issuance 9.25% Series A Cumulative Redeemable                                   --                --             $ 105,000
      Issuance 8.60% Series B Cumulative Redeemable                               150,000               --                --
                                                                              ---------------------------------------------------
Balance, end of year                                                           $  255,000         $ 105,000            $ 105,000
                                                                              ===================================================

Common Stock, $1 Par Value
Balance, beginning of year                                                        $ 81,983        $  56,375             $ 50,356
      Issuance of common shares in public offering                                   4,000               --                4,550
      Issuance of common shares in South West Property Trust Inc. Merger                --           22,804
      Issuance of common shares in private placement                                    --            1,680                1,360
      Issuance of common shares to officer-shareholders                                232               15                   10
      Repurchase of common shares from officer-shareholders                            (15)             (15)                  --
      Issuance of common shares through dividend reinvestment
          and stock purchase plan                                                    2,852               972                  --
      Issuance of common shares through employee stock purchase plan                     1                 4                   1
      Issuance of common shares through exercise of stock options                      115               148                  98
                                                                              ---------------------------------------------------
Balance, end of year                                                              $ 89,168          $ 81,983            $ 56,375
                                                                              ===================================================

Additional Paid-in Capital
Balance, beginning of year                                                        $814,796         $ 480,971         $ 410,797
      Issuance of common shares in public offering
          net of issuance costs                                                     55,386                --            56,376
      Issuance of common shares in South West Property Trust Inc. Merger                --           299,109                --
      Issuance of common shares in private placement
          net of issuance costs                                                         --            21,059            16,452
      Offering costs associated with the issuance of preferred share                 (4,934)              --            (3,522)
      Issuance of common shares to officers, net of repayments                        3,244              201               136
      Repurchase of common shares from officers                                        (266)            (201)
      Issuance of common shares through dividend reinvestment                                                               --
          and stock purchase plan                                                    36,890           12,216                --
      Issuance of common shares through employee stock purchase plan                      8               58                15
      Issuance of common shares through exercise of stock options                     1,184            1,382               717
                                                                              ----------------------------------------------------
Balance, end of year                                                              $ 906,308        $ 814,795         $ 480,971
                                                                              ====================================================

Notes Receivable from Officer-Shareholders
Balance, beginning of year                                                         $ (5,926)        $ (6,091)         $ (5,991)
      Notes received for issuance of common shares                                   (3,515)            (216)             (100)
      Notes repaid                                                                      216              298                --
      Principal repayments                                                              419              83                 --
                                                                              ----------------------------------------------------
Balance, end of year                                                               $ (8,806)        $ (5,926)         $ (6,091)
                                                                              ====================================================

Distributions in Excess of Net Income
Balance, beginning of year                                                        $ (147,529)      $ (120,314)        $ (98,194)
      Net income                                                                      70,149           37,991            33,127
      Common stock distributions declared ($1.01 per share for 1997, $.96 per
          share for 1996 and $.90 per share for 1995)                                    (88,587)         (55,493)          (48,610)
      Preferred stock distributions declared-Series A ($2.31 per share for 1997
          and 1996 and $1.58 per share for 1995)                                      (9,713)          (9,713)           (6,637)
      Preferred stock distributions declared-Series B ($1.27 per share for 1997)      (7,632)              --                --
                                                                                   -----------------------------------------------
Balance, end of year                                                               $ (183,312)      $ (147,529)       $ (120,314)
                                                                                   ===============================================

Unrealized Gain on Securities Avalaible-for-Sale
Balance, beginning of year                                                         $    2,056            $ 448                --
      Realized gain on the sale of securities available-for-sale                       (2,056)
      Unrealized gain on securities available-for-sale                                     --            1,608               $448
                                                                                    ----------------------------------------------
Balance, end of year                                                                  $    --           $ 2,056             $ 448
                                                                                    ==============================================

                                       49

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. Summary of Significant Accounting Policies

Organization United Dominion Realty Trust, Inc., a Virginia corporation, was formed in 1972. The Company is a fully integrated real estate company which owns, operates and develops apartment communities for its own portfolio. At December 31, 1997, the Company owned 225 apartment communities containing 62,789 completed apartment homes located primarily throughout the Sunbelt states.

Basis of presentation The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, including United Dominion Realty, L.P., its Operating Partnership, (collectively, the "Company"). As of December 31, 1997, United Dominion Realty Trust, Inc. and its wholly-owned subsidiaries had a 89.4% interest in the Operating Partnership. The financial statements of the Company include the minority interest of the unitholders in the operating partnership. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform with the current financial statement presentation.

Use of estimates The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Federal income taxes The Company is operated as and elects to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"). Generally, a real estate investment trust which complies with the provisions of the Code and distributes at least 95% of its taxable income to its shareholders, does not pay federal income taxes on its distributed income. Accordingly, no provision has been made for federal income taxes.

Cash and cash equivalents All highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents.

Real estate assets and depreciation On October 1, 1995, the Company adopted the provisions of SFAS No. 121 AAccounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of@. The statement requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows are not sufficient to recover the asset's carrying value. If such indicators are present, an impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value.

For long-lived assets to be disposed of, impairment losses are recognized when the fair value of the asset less estimated cost to sell is less than the carrying value of the asset. Real estate is classified as real estate held for disposition when management has committed to sell and is actively marketing the property. Real estate held for disposition is carried at the lower of cost, net of accumulated depreciation or fair value less cost to dispose, determined on an asset by asset basis. Depreciation is not recorded on real estate held for disposition and gains (losses) from initial and subsequent adjustments to the carrying value of the assets, if any, are recorded as a separate component of income from continuing operations.

Ordinary repairs and maintenance costs are expensed as incurred. Significant improvements, renovations and replacements related to the acquisition and improvement of real estate assets are capitalized at cost and depreciated over their estimated useful lives.

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which is 35 years for buildings, 10 to 35 years for major improvements, and 5 to 20 years for fixtures, equipment and other assets.

All development projects and related carrying costs, principally interest and real estate taxes, are capitalized and reported on the balance sheet as "real estate under development" until such time as the development project is completed. Upon completion, the total cost of the building and associated land is transferred to real estate held for investment and the assets are depreciated over their estimated useful lives. The cost of development projects includes interest, property taxes, insurance and allocated development overhead during the construction period.

Interest and real estate taxes incurred during the construction period are capitalized as part of the projects under development to the extent that such charges do not cause the carrying value of the asset to exceed its net realizable value. During 1997, 1996 and 1995, total interest capitalized was $2,634,000, $541,000 and $40,000, respectively.

Revenue recognition The Company's apartment homes are leased under operating leases with terms generally of one year or less. Rental income is recognized as it is earned, which is not materially different than on a straight-line basis.

Deferred financing costs Deferred financing costs include fees and other costs incurred to obtain long-term debt obligations and are generally amortized over a period not to exceed the term of the related debt.

Interest rate swap agreements The Company enters into interest rate swap agreements to alter the interest rate characteristics of outstanding debt instruments. Each interest rate swap agreement is designated with all or a portion of the principal balance and term of a specific debt obligation. The interest rate swaps involve the periodic exchange of payments over the life of the related agreements. Amounts received or paid on the interest rate swaps are recorded on an accrual basis as an adjustment to the related interest expense of the outstanding debt based on the accrual method of accounting. The related amounts payable to and receivable from counterparties are included in other liabilities and other assets, respectively. The fair value of and changes in the fair value as a result of changes in market interest rates for the interest rate swap agreements are not reflected in the financial statements.

Gains and losses on terminations of interest rate swap agreements are deferred as an adjustment to the carrying amount of the outstanding debt and amortized into interest expense over the remaining term of the original contract life of the terminated swap agreement. In the event of early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment gain or loss. There were no gains or losses on terminations of interest rate swap agreements recognized by the Company for the periods presented.

Any interest rate swap agreements that are not designated with outstanding debt or notional amounts of interest rate swap agreements in excess of the original amounts of the underlying debt obligations are recorded as an asset or liability at fair value, with the changes in the fair value recorded in other income or expense (fair value method).

Interest rate risk management agreements The Company enters into interest rate futures contracts to hedge interest rate risk associated with anticipated debt transactions. The Company follows SFAS No.80 "Accounting for Futures Contracts" which permits hedge accounting for anticipatory transactions meeting certain criteria. Gains and losses, if any, on these transactions are deferred as an adjustment to the carrying amount of the outstanding debt and amortized over the terms of the related debt as an adjustment to interest expense. The fair values of interest rate risk management agreements are not recognized in the financial statements. At the time the anticipated transaction is no longer likely to occur, the Company would mark the derivative instrument to market and would recognize any adjustment in the consolidated statement of operations.

Earnings per share In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (Statement 128). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to fully diluted earnings per share. All earnings per share amounts for all periods presented, and where appropriate, are restated to conform to the Statement 128 requirements. The early extinguishment of debt does not have an effect on the earnings per share calculation for the periods presented. The affect of the conversion of the operating partnership units is antidilutive and is therefore not included in the following calculations. The weighted average effect of the conversion of the oerating partnership units for the years ended

December 31, 1997, 1996 and 1995 was 317,120, 68,502 and 0, respectively. The following table sets forth the computation of basic and diluted earning per share (dollars in thousands, except per share data):

                                                    1997           1996             1995
                                                 ---------       ---------         ------
Numerator for basic and diluted
  earnings per share-net income
  available to common shareholders               $  52,804        $ 28,278          $ 26,490

Denominator:
  Denominator for basic earnings per share-
    weighted average shares                         87,145          57,482            52,781

Effect of dilutive securities:
  Employee stock options                               194             173               191
                                                 ----------       ---------       -----------

Dilutive potential common shares
  Denominator for dilutive earnings per
  share-adjusted weighted average shares
  and assumed conversions                           87,339           57,655           52,972
                                                 ==========       =========        ==========
Basic earnings per share                         $     .61        $     .49         $    .50
                                                 ==========       =========        ==========
Diluted earnings per share                       $     .60        $     .49         $    .50
                                                 ==========       =========        ==========

Investment in marketable equity securities In connection with a shopping center sale in 1995, the Company received marketable preferred stock with a fair value of $7.7 million on the date of receipt. In January 1997, the Company sold the preferred stock and received $9.9 million in cash and recognized a $2.1 million gain on the sale of investment for financial reporting purposes.

Minority interest Capital contributions, distributions and profits and losses are allocated to minority interests in accordance with the terms of the individual partnership agreements. Operating Partnership Units can be exchanged for cash or shares of the Company's common stock on a one-for-one basis, at the option of the Company.

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

Pending accounting pronouncements In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure" (Statement 129), which establishes standards for disclosing information about an entity's capital structure. Statement 129 is effective for periods ending after December 15, 1997. The adoption of Statement 129 did not impact the Company's capital structure disclosures as the Company was already in compliance with Statement 129.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" (Statement 130) and SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information " (Statement 131) which are effective for fiscal years beginning after December 15, 1997. The Company will adopt Statement 130 and

Statement 131 with the fiscal year beginning January 1, 1998. Statement 130 and Statement 131 do not have a material impact on the financial results or financial condition of the Company, but will result in certain changes in required disclosures. Management is evaluating the additional disclosure requirements for the Company upon the implementation of Statement 130 and Statement 131.

2.  Real Estate Owned

The Company operates primarily in 23 separate markets dispersed throughout a 15 state area. At December 31, 1997, the Company's largest apartment market was Dallas, where it owned 14% of its apartment homes. Excluding Dallas, the Company did not own more than 6% of its apartment homes in any one market.

The following table summarizes real estate held for investment at December 31, (dollars in thousands):


                                                        1997                       1996
                                                 --------------------------------------
Land and land improvements                       $    393,505              $    353,092
Buildings and improvements                          1,783,565                 1,537,387
Furniture, fixtures and equipment                     100,380                   115,308
Construction in progress                                3,988                     1,825
                                                 -------------               -----------
Real estate held for investment                      2,281,438                 2,007,612
Accumulated depreciation                              (200,506)                 (173,291)
                                                 -------------               -----------
Real estate held for investment, net              $  2,080,932              $  1,834,321
                                                 =============               ===========

The following is a summary of real estate owned by market at December 31, 1997 (dollars in thousands):

Real Estate Held for Investment by Market
(Excluding real estate under development)


                                           Initial
                    Number of           Acquisition       Carrying       Accumulated
                    Properties             Cost             Value       Depreciation        Encumbrances
                    ----------          ------------      --------      ------------        ------------
Apartments
Dallas, TX              20               $255,982         $266,815        $  7,134                (A)
Orlando, FL             12                135,380          154,302          11,211             $27,510
Raleigh, NC             10                123,071          133,719          14,279               9,250 (A)
Charlotte, NC           11                 98,367          117,127          12,490              23,026 (A)
Richmond, VA             9                 87,214          109,670          24,233               8,622
Houston, TX              9                105,752          107,811           1,537              32,669 (A)
Columbia, SC            10                 89,168          100,705          13,382              22,011
Tampa. FL                9                 87,592           98,913           9,840               7,985
Greensboro, NC           8                 85,362           98,418           4,311               4,213 (A)
Eastern NC              10                 79,309           95,231          15,707              10,525
San Antonio, TX          5                 86,550           87,812           2,609                 (A)
Nashville, TN            8                 73,473           83,561           7,084               5,134
Baltimore. MD            7                 64,761           73,469           9,550              26,310
Atlanta, GA              6                 55,010           64,210           5,503              11,324
Miami/Ft.
    Lauderdale, FL       4                 57,553           61,896           5,334                  --
Washington DC            5                 51,099           56,653           4,567               5,960
Hampton, VA              7                 46,743           57,181          13,250                  --
Jacksonville, FL         3                 44,787           54,886           3,765              22,280
Greenville, SC           5                 41,703           48,529           5,389                 (A)
Phoenix, AZ              3                 36,994           39,685           1,087                 (A)
Eastern Shore MD         4                 31,403           33,732           2,785                  --
Fayetteville, NC         3                 39,004           40,144           1,831              18,786
Memphis, TN              3                 22,835           26,648           2,986               5,715
Austin, TX               2                 21,005           21,864             626                 (A)
Albuquerque, NM          1                  7,900            8,011             260                 (A)
Other FL                 7                 54,048           65,530           5,038               4,813
Other VA                 6                 30,052           45,248           6,012               2,875
Other GA                 2                 19,049           21,731           2,820               6,262
Little Rock, AK          2                 20,500           20,935             603                  --
Las Vegas, NV            1                 20,000           20,286             554                  --
Delaware                 2                 14,732           17,413           1,647                  --
Other TX                 2                 15,575           15,819             474                 (A)
Alabama                  1                  7,947           10,953           1,253                  --
Oklahoma                 1                  9,375            9,547             298                 (A)
Other NC                 1                  6,770            7,379             361                 (A)
Other SC                 1                  4,558            5,605             696                  --
                        ---            ------------    ------------      -----------          ---------
                        200            $2,030,623       $2,281,438       $ 200,506            $ 382,844
                        ===            =============   ============      ===========          =========


                      UNITED DOMINION REALTY TRUST, INC..
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Real Estate Held for Disposition (B)


                                           Initial
                      Number of         Acquisition        Carrying         Accumulated
                       Properties           Cost             Value          Depreciation      Encumbrances
Apartments                    25        $   143,471       $   195,067         $  40,905         $ 34,481 (A)
Commercial                     4             11,252            16,295             3,956              --
                      --------------    -----------       -----------        ----------        ------------
                              29        $   154,723       $   211,362         $  44,861         $ 34,481
                      =============     ===========       ===========        ==========        ============
Total Real Estate
     Owned                   229        $ 2,185,346       $ 2,492,800         $ 245,367         $ 417,325
                      =============     ===========       ===========        ==========        ============


(A) There are 31 apartment communities encumbered by two REMIC financings and one note payable-secured aggregating $127.6 million.

(B) Real estate held for disposition contributed net rental income (rental income less rental expenses and depreciation expense) in the aggregate amount of approximately $19.5 million for the year ended December 31, 1997. The Company expects to dispose of these properties within the next twelve months.

In connection with the Company's periodic evaluation of its apartment portfolio, during the third quarter of 1997, the Company recorded an impairment loss of $1.4 million relating to two apartment communities included in the Company's real estate held for investment. These apartment communities were subsequently moved to real estate held for disposition based upon management's decision to dispose of these properties.

The following is a reconciliation of the carrying amount of real estate held for investment (dollars in thousands):

                                     1997               1996                  1995
                               ----------------   ------------------        ----------
Balance at January 1           $  2,007,612      $   1,131,098          $  1,007,599
Real estate acquired                344,363            843,277               198,136
Capital expenditures                 96,102             49,434                35,682
Transferred from development         65,475                 --                    --
Real estate sold                         --               (230)              (34,031)
Impairment loss                      (1,400)                --                    --
Transferred to real estate
     held for disposition          (230,714)           (15,967)              (76,288)
                               --------------    ----------------        -------------
Balance at December 31         $  2,281,438      $   2,007,612          $  1,131,098
                               ============      =============          ==============


The following is a reconciliation of accumulated depreciation for real estate held for investment (dollars in thousands):


                                    1997             1996              1995
                               ------------      -----------         --------
Balance at January 1           $ 173,291            $ 129,454        $  120,341
Depreciation expense
     for the year*                77,440               48,039            39,442
Transferred to real estate
     held for disposition        (50,225)              (4,202)          (23,572)
Real estate sold                      --                   --            (6,757)
                               ----------           ---------         -----------
Balance at December 31          $ 200,506           $ 173,291         $   129,454
                               ==========           =========         ===========

   *  Includes $752,000,  $629,000 and $503,000 for 1997, 1996 and 1995,
     respectively, classified as "Other depreciation and amortization" in the Consolidated Statements of Operations.

3. Acquisitions

During 1997, the Company acquired 29 apartment communities containing 8,628 apartment homes for a total cost of $344 million, including closing costs and three parcels of land for development at an aggregate cost of $4 million. In connection with these acquisitions the Company assumed mortgage debt of $60 million and issued 849,000 Operating Partnership Units valued at $13 million. On December 31, 1996, the Company acquired South West Property Trust Inc. in a statutory merger (the "South West Merger"). South West Property Trust Inc. consisted primarily of real estate assets valued at $560 million which included 14,320 completed apartment homes and 675 apartment homes under development. In connection with the South West Merger, the Company issued 22.8 million shares of its common stock valued at $14.125 per share for total market equity of $322 million, assumed debt and other liabilities of $246 million and incurred transaction costs of $4 million for total consideration of approximately $572 million. No goodwill was recorded in connection with this transaction. In addition to the South West Merger, during 1996 the Company acquired 30 apartment communities containing 7,172 apartment homes in separate transactions at a total cost of approximately $321 million, including closing costs. In connection with these acquisitions, the Company assumed $138 million of secured debt, issued 1.7 million shares of the Company's common stock valued at $24 million, assumed unsecured debt of $25 million and issued 136,000 Operating Partnership Units valued at $2 million.

Information concerning unaudited pro forma results of operations for the years ended December 31, 1997 and 1996 are set forth below. For 1997, such pro forma information assumes the acquisition of 17 apartment communities containing 5,659 homes at a total cost of $219 million, as if the transactions had occurred on January 1, 1996. For 1996, such pro forma information assumes the following transactions occurred on January 1, 1996: (i) the South West Merger, (ii) the acquisition during 1996 of 20 apartment communities containing 5,157 apartment homes at a total cost of approximately $213 million and (iii) the acquisition of 17 apartment communities containing 5,659 apartment homes at a total cost of approximately $219 million.


                                                                           Pro Forma
                                                                           Year Ended
                                                                          December 31,
                                                          ---------------------------------------
In thousands, except per share amounts                           1997                    1996
---------------------------------------                   -----------------          ------------
(Unaudited)

Rental income                                             $   403,733               $   377,580
Net income available to common shareholders
  before extraordinary item                                    52,883                    42,704
Net income per common share before
     extraordinary item-basic                             $       .61               $       .52
Net income per common share before
       extraordinary item-diluted                                 .60                       .52


The unaudited information is not necessarily indicative of what the Company's consolidated results of operations would have been if the acquisitions had occurred at the beginning of each period presented. Additionally, the pro forma information does not purport to be indicative of the Company's results of operations for future periods.

4. Notes Payable-Secured

Notes payable-secured, which encumber $849.3 million or 34% of the Company's real estate owned, ($1.7 billion or 66% of the Company's real estate owned is unencumbered) consist of the following at December 31, 1997 (dollars in thousands):


                                                                              Weighted        Weighted
                                                                               Average        Average           No. of
                                                                               Interest       Years to        Communities
                                                   Principal Outstanding        Rate          Maturity        Encumbered
---------------------------------------------------------------------------------------------------------------------------
                                                   1997             1996        1997           1997              1997
                                                 --------------------------------------------------------------------------
Fixed Rate Debt
Mortgage notes payable                           $  134,888   $  101,221        8.45%           3.4               22
Tax-Exempt secured notes payable                    127,437      116,797        7.00%          18.6               18
REMIC financings                                     88,574       94,868        7.41%           2.7               25
Secured notes payable                                45,000       45,000        7.29%           1.5                6
                                                 --------------------------------------------------------------------------
Total Fixed-Rate Secured Notes Payable              395,899      357,886        7.55%           8.0               71

Variable Rate Debt
Secured notes payable                                19,226       13,124        6.83%           1.2                3
Tax-Exempt secured notes payable                      2,200        5,550        5.43%           4.7                1
                                                 --------------------------------------------------------------------------
Total Variable-Rate Secured Notes Payable            21,426       18,674        6.68%           1.5                4
                                                 --------------------------------------------------------------------------
Total Notes Payable-Secured                      $  417,325   $  376,560        7.51%           7.6                75
                                                 ==========================================================================

Fixed-Rate
Mortgage Notes Payable Fixed-rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from June 1998 through November 2008. These notes payable carry interest rates ranging from 7.00% to 9.63%. During 1997, the Company assumed six fixed-rate mortgage notes payable aggregating $48.5 million with a weighted average interest rate of 8.51% in connection with the acquisition of apartment communities.

Tax-Exempt Secured Notes Payable Fixed-rate mortgage notes which secure related tax-exempt housing bond issues mature at various dates through December 2025. Interest on these notes is generally payable in semi-annual installments. During 1997, the Company assumed one tax exempt note payable in the amount of $11.5 million bearing interest of 8.10%.

REMIC Financings In connection with the South West Merger, the Company assumed two fixed-rate REMIC Financings which bear interest of 7.01% and 8.50% and mature on December 10, 2000 and February 10, 2001, respectively. The Company makes monthly installments of principal and interest over the term of the REMIC Financings. Principal balances at maturity are expected to be $36.5 million and $41.7 million, respectively.

Secured Notes Payable Secured notes payable consist of a $39 million variable-rate secured senior credit facility and a $6 million variable-rate construction note payable, both of which mature in August 1999. The variable-rate secured notes payable bear interest at LIBOR + 1% or 6.63% at December 31, 1997. The Company has five interest rate swap agreements aggregating $45 million under which the Company pays a fixed-rate of interest and receives a variable-rate on the notional amounts. The interest rate swap agreements effectively change the Company's interest rate exposure on the $45 million secured notes payable from a variable-rate to a weighted average fixed-rate of 7.29%.

Variable-Rate
Secured Notes Payable Two of the variable rate secured notes payable consist of construction notes payable, both of which mature in August 1999 and bear interest at LIBOR + 1% or 6.63% at December 31, 1997. The third variable rate secured note payable is a mortgage note payable which matures in March 2001 and bears interest of 7.15% at December 31, 1997.

Tax-Exempt-Secured Notes Payable    At December 31, 1997, the Company had one
variable-rate tax-exempt mortgage note outstanding which matures in December 2002 and carries interest of 5.43%.

The aggregate maturities of secured notes payable for the five years subsequent to December 31, 1997 were as follows (dollars in thousands):


                                          Fixed Rate                                 Variable Rate
              --------------------------------------------------------------     --------------------------
              Mortgage          Tax Exempt       REMIC          Secured          Secured        Tax Exempt
                Notes              Bonds       Financings       Notes            Notes            Notes              Total
---------------------------------------------------------------------------------------------------------------------------
1998         $  22,046         $   1,290         $  3,165       $  1,000         $  719               --          $  28,220
1999            21,435             1,825            3,396         44,000         11,787               --             82,443
2000            30,762             1,470           40,141             --            361               --             72,734
2001            16,405             1,720           41,872             --          6,359               --             66,356
2002            19,478             1,930               --             --             --           $2,200             23,608
Thereafter      24,762           119,202               --             --             --               --            143,964
             --------------------------------------------------------------------------------------------------------------
             $ 134,888         $ 127,437          $88,574       $ 45,000        $19,226           $2,200          $ 417,325
             ==============================================================================================================


5.   Notes Payable-Unsecured

A summary of notes payable-unsecured at December 31, 1997 and 1996 is as follows:


Dollars in thousands                                                         1997                    1996
                                                                           ---------                ------
Commercial Banks
              Borrowings outstanding under
               credit facilities                                         $  135,600              $  125,250

Insurance Companies-Senior Unsecured Notes
              7.98% due March 1998-2003 (a)                                  44,571                  52,000
              8.72% due November 1998 (b)                                     2,000                   4,000
                                                                          ---------                --------
                                                                             46,571                  56,000

Other         (c)                                                             6,730                   6,040
Senior Unsecured Notes - Other
              7.25% Notes due April 1999                                     75,000                  75,000
              8.50% Debentures due September 2024 (d)                       150,000                 150,000
              7.95% Medium-term notes due July 2006                         125,000                 125,000
              7.07% Medium-term notes due November 2006                      25,000                  25,000
              7.02% Medium-term notes due November 2005                      50,000                  50,000
              7.25% Notes due January 2007                                  125,000                      --
              7.00% Unsecured note due January 1997                              --                  55,985
                                                                            -------                --------
                                                                            550,000                 480,985
                                                                            -------                 -------
              Total Notes Payable-Unsecured                              $  738,901              $  668,275
                                                                            =======                 =======

(a)           Payable in six equal principal installments of $7.4 million.
(b) Payable in annual principal installments of $2 million, of which, the final installment is due November 1998.
(c) Includes $6.2 million and $5.6 million at December 31, 1997 and 1996, respectively, of deferred gain from the termination of interest rate hedge transactions.
(d) Debentures include an investor put feature which grants the debentureholder a one time option to redeem debentures at the end of 10 years.

In November 1996, the Company entered into an interest rate protection agreement for a notional amount of $100 million in anticipation of issuance of debt early in 1997. The interest rate protection agreement was terminated simultaneously with the issuance of $125 million of 7.25% Notes in January 1997. The Company received $1.5 million in cash on the settlement which had the economic effect of lowering the interest rate on the Notes to approximately 7.14% over their ten year term.

Information concerning short-term bank borrowings is summarized in the table that follows:


In thousands                                             1997            1996             1995
-------------------------------------------------------------------------------------------------
Total revolving credit facilities
     and lines of credit at December 31                $265,000        $228,500         $103,500
Borrowings outstanding at December 31                   135,600         125,250           18,400
Weighted average daily borrowings
     during the year                                     74,623          49,941            8,198
Maximum daily borrowings during the year                135,600         125,250           35,300
Weighted average daily interest rate
      during the year                                       6.3%           6.0%              6.8%
 Weighted average daily interest rate at December 31        6.4%           6.3%              6.5%


The underlying loan agreements contain certain covenants which, among other things, require the Company to maintain minimum consolidated tangible net worth, as defined, and maintain certain financial ratios.

At December 31, 1997, the Company had in place a syndicated three year $200 million unsecured revolving credit facility (the "Credit Facility") of which $136 million was outstanding at December 31,1997. The Credit Facility will expire on August 4, 2000. Borrowings under the Credit Facility generally bear interest at LIBOR plus 42.5 basis points. The Company is also required to pay a fee of .175% of the committed amount. This fee and the interest rate are both subject to change as the Company's credit ratings change.

At December 31, 1997, the Company had a $50 million interim syndicated 364 day credit agreement (the "Credit Agreement') expiring on August 3, 1998. There were no borrowings outstanding under this Credit Agreement at December 31, 1997. Borrowings generally bear interest at the LIBOR plus 47.5 basis points. The Company is required to pay a fee of .125% of the committed amount. This fee and the interest rate are both subject to change as the Company's credit ratings change.

At December 31, 1997, the Company had a $15 million unsecured line of credit with a commercial bank, of which $.6 million was outstanding at December 31, 1997. Currently expiring on June 30, 1998, this credit facility is renewable annually by mutual agreement between the Company and the bank. The line is subject to periodic bank review and requires the Company to maintain a depository relationship with the bank, however, there are no formal compensating balance arrangements. Borrowings bear interest generally at negotiated rates in line with borrowings under the Company's revolving credit facility.

The Credit Facility and Credit Agreement are subject to customary financial covenants and limitations.

6. Financial Instruments

Fair Value of Financial Instruments
The following disclosures of estimated fair value of financial instruments were determined by the Company using available market information and appropriate valuation methodologies. The carrying amounts and estimated fair value of the Company's financial instruments at December 31, 1997 and 1996, both on and off-balance sheet, are summarized as follows:

                                              December 31, 1997                December 31, 1996
                                        ------------------------------     -------------------------
In thousands                               Carrying            Fair        Carrying            Fair
                                            Amount            Value         Amount            Value
                                          ----------       ----------     ----------       ---------
Investment in equity securities                 --                --       $   9,771       $   9,771
Notes payable-secured                    $ 417,325          $ 444,925        376,560         381,007
Notes payable-unsecured                    738,901            780,051        668,275         684,332
Interest rate swap agreements                   --               (547)            --            (589)
Interest rate risk management agreements        --             (5,620)            --             934


The following methods and assumptions were used by the Company in estimating the fair values set forth above.

Cash and cash equivalents The carrying amount of cash and cash equivalents approximates fair value.

Investment in equity securities At December 31, 1996, securities available-for-sale were carried at fair value based upon market quotations.

Notes payable Estimated fair value is based on mortgage rates and tax-exempt bond rates believed to be available to the Company for issuance of debt with similar terms and remaining lives. The carrying amount of the Company's variable-rate notes payable-secured approximate fair value at December 31, 1997 and 1996. The carrying amounts of the Company's borrowings under short-term revolving credit agreements and lines of credit reasonably approximate their fair values.

Interest rate swap agreements Fair value is based on external market quotations from investment banks.

Interest rate risk management agreements Fair value is based on external market quotations from investment banks.

Derivative Instruments
Interest rate swap agreements At December 31, 1997, the Company had five interest rate swap agreements outstanding with an aggregate notional amount of $45 million. These agreements effectively fix the interest rate on certain variable-rate secured notes payable to a weighted average fixed rate of 7.29%. These contracts have a weighted average maturity of 3.6 years and mature at various times from May 2000 to July 2004. On May 1, 1997, an interest rate swap agreement with a commercial lender expired with a notional value of $83 million which effectively changed the Company's interest exposure from a variable rate to a weighted average fixed rate of 6.45% during the first four months of 1997. The Company's credit exposure on swaps is limited to the value of interest rate swaps that are favorable to the Company at December 31, 1997. At December 31, 1997, the market value of interest rate swaps in an unfavorable value position to the Company was $547,000.


At December 31, 1996 the Company had six interest rate swap agreements with an aggregate notional amount of $122.2 million outstanding and had a net fair value which was unfavorable to the Company of $589,000.

For all periods presented, the Company had no deferred gains or losses relating to terminated swap contracts.

Interest rate risk management agreements The Company deferred gains of $3.0 million in 1996 related to the termination of interest rate risk management agreements used to hedge $200 million of medium-term notes issued in 1996. These agreements had the economic impact of reducing the interest rate from 7.95% to 7.61% over the ten year term of the Notes.

The Company deferred gains of $1.5 million in 1997 related to the termination of an interest rate risk management agreement used to hedge the issuance of $125 million of Notes issued in 1997. This agreement had the economic impact of reducing the interest rate from 7.31% to 7.14% over the ten year term of the Notes.

In order to reduce the interest rate risk associated with the anticipated issuance of unsecured notes during 1998, the Company entered into a $100 million (notional amount) fixed pay forward starting swap agreement with a major Wall Street investment banking firm in July 1997. The transaction allowed the Company to lock-in a ten year Treasury rate of 6.486% on or before September 9, 1998. This interest rate risk management agreement had an unfavorable position to the Company of $5.6 million at December 31, 1997.

The Company has not obtained collateral or other security to support financial instruments. In the event of nonperformance by the counterparty, the Company's credit loss on its derivative instruments is limited to the value of the derivative instruments that are favorable to the Company at December 31, 1997. However, such nonperformance is not anticipated as the counterparties are highly rated, credit quality U.S. financial institutions.

7. Income Taxes

The differences between net income available to common shareholders for financial reporting purposes and taxable income before dividend deductions relate primarily to temporary differences, principally real estate depreciation and the tax deferral of certain gains on property sales. The temporary differences in depreciation result from differences in the book and tax basis of certain real estate assets and the differences in the methods of depreciation and lives of the real estate assets.

All realized gains (losses) on sales of investments are distributed to shareholders if and when recognized for income tax purposes. Since 1980, gains aggregating approximately $30.0 million have been deferred for income tax purposes and are undistributed at December 31, 1997.

For income tax purposes, distributions paid to common shareholders consist of ordinary income, capital gains, return of capital or a combination thereof. For the three years ended December 31, 1997, distributions paid per common share were taxable as follows:

                                         1997              1996              1995
                                         ----             -----            ------
Ordinary income                         $.727             $.638            $ .715
28% Long term capital gain               .021               ---              .003
Return of capital                        .249              .307              .152
                                        ------            ------           ------
                                        $.997             $.945            $ .870
                                        =====             =====            ======


8. Employee Benefit Plans

Profit Sharing Plan

The "United Dominion Realty Trust, Inc. Profit Sharing Plan" (the Plan) is a defined contribution plan covering all eligible full-time employees. Under the Plan, the Company makes discretionary profit sharing and matching contributions to the Plan as determined by the Compensation Committee of the Board of Directors. Aggregate contributions, both matching and discretionary, which are included in the Company's consolidated statements of operations for the three years ended December 31, 1997, 1996 and 1995 were $646,000, $600,000 and
$536,000, respectively.

Stock Option Plan

The Company's 1985 Share Option Plan, (the "Plan"), authorizes the grant of options, at the discretion of the Board, to certain officers, directors and key employees of the Company, for up to 4,200,000 shares of the Company's common stock. The Plan generally provides, among other things, that options be granted at exercise prices not lower than the market value of the shares on the date of grant. Shares under options which subsequently expire or are canceled are available for subsequent grant. For options granted prior to December 12, 1995, the optionee has up to five years from the date on which the options first become exercisable during which to exercise the options. For all options granted subsequent to December 12, 1995, the options have 10 year terms and typically vest on December 31 of the year subsequent to grant.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of accounting as defined in Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997, 1996 and 1995:

                                                          1997             1996              1995
                                                          ----             ----              ----
Risk free interest rate                                   5.7%              5.6%             5.5%
Dividend yields                                           6.2%              6.2%             6.2%
Volatility factor                                         .170              .170             .195
Weighted average expected life (years)                       9                 9                9


For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Statement 123 is applicable only to options granted subsequent to December 31, 1994, consequently, the pro forma effect is not fully reflected until 1997. The Company's pro forma information is as follows: (in thousands, except per share amounts):

                                                          1997               1996                1995
                                                          ----               ----                ----
Net income available
     to common shareholders
              As reported                                 $52,804          $ 28,278           $ 26,490
              Pro forma                                    51,864            27,659             26,460
Earnings per common share-diluted
              As reported                                 $   .60          $    .49           $    .50
              Pro forma                                       .59               .48                .50


A summary of the Company's stock option activity during the three years ended December 31, 1997 is provided in the following table (in thousand of dollars, except per share amounts).


                                                                         Options Outstanding
                                                          ---------------------------------------------------------------
                                 Shares Available                          Weighted Average                 Range of
                                 For Future Grant          Options         Exercise Price               Exercise  Prices
                                 ----------------         --------      --------------------            ----------------
Outstanding, December 31, 1994       960,140              1,231,872              $11.42                  $ 7.44-$13.63
Granted                             (372,000)               372,000               14.63                       14.63
Exercised                                 --                (98,536)               8.27                     7.44-13.63
Expired                               14,700                (14,700)              12.86                    11.56-13.63
                                  ----------             ------------            ------                   -------------
Balance, December 31, 1995           602,840              1,490,636               12.41                     7.44-14.63
Granted                             (472,000)               472,000               15.21                    13.88-15.25
Exercised                                 --               (148,220)              10.33                     7.44-13.63
Expired                               39,200                (39,200)              14.17                    13.13-14.63
Additional shares authorized       1,800,000                     --                  --                        --
                                  ----------              -----------            ------                   -------------
Balance, December 31, 1996         1,970,040              1,775,216               13.29                     7.44-15.25
Granted                           (1,841,000)             1,841,000               14.34                    13.50-15.38
Exercised                                 --               (116,495)              11.18                     7.44-14.63
Expired                               51,000                (51,000)              15.09                    13.13-15.38
                                  ----------              ----------             ------                   -------------
Balance, December 31, 1997           180,040              3,448,721             $ 13.89                  $ 7.44-$15.38
                                  ==========              =========              ======                   =============

Exercisable at December 31,
    1995                                                    785,156               11.46                     7.44-14.63
    1996                                                    713,791               11.94                     7.44-15.25
    1997                                                    916,981               12.67                     7.44-15.38


The weighted average remaining contractual life on all options outstanding is
7.9 years. Approximately 2,586,500 of share options had exercise prices between $14.25 and $15.38, and approximately 812,100 had exercise prices between $11.56 and $13.63.

The weighted-average fair value of options granted during 1997, 1996 and 1995 was $1.35, $1.43 and $1.58, respectively.

9. Shareholders' Equity

Preferred Stock Both Series A and B Preferred Stock have no stated par value, with a liquidation preference of $25 per share. With no voting rights and no stated maturity, the preferred stock in both series is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company. All dividends due and payable on the Preferred Stock have been accrued or paid as of the end of each fiscal year.

Officers' Stock Purchase and Loan Plan Under the Officer Stock Purchase and Loan Plan, certain officers have purchased common stock at the then current market price with financing provided by the Company at 7.5% interest only. The underlying notes mature beginning in November 1998. A total of 582,500 shares are available for future issuance under this Plan.

Dividend Reinvestment and Stock Purchase Plan The Company's Dividend Reinvestment and Stock Purchase Plan (the "Plan") allows common and preferred shareholders the opportunity to purchase, through reinvestment of cash dividends, additional shares of the Company's common stock at a discount. As of December 31, 1997, 3,915,493 shares of common stock had been issued under the Company's Dividend Reinvestment and Stock Purchase Plan. Shares in the amount of 84,507 were reserved for further issuance under this plan at December 31, 1997, and 10,000,000 additional shares of common stock were registered for sale on January 16, 1998. During 1997, 2,852,231 shares were issued under the Plan for a total market equity value of approximately $39.7 million.

Purchase Rights On January 27, 1998, the Board of Directors authorized a Shareholders Rights Plan (the "Rights Plan") which will become exercisable only if a person or group (the "Acquiring Person") acquires or announces a tender offer for more than 15% of the outstanding common stock of the Company. Upon exercise, the Company may issue one share of common stock in exchange for each Right. Each Right will entitle the holder to purchase for $45 one thousandth of a share of Series C Preferred stock or, at the option of the company, the Company's common stock having a value of $90.

10. Unaudited Summarized Consolidated Quarterly Financial Data
Summarized consolidated quarterly financial data for the year ended December 31, 1997 is as follows (In thousands, except per share information):



                                                                   Three Months Ended
                                            ---------------------------------------------------------------------
                                            March 31            June 30           September 30        December 31
                                            ---------         ------------       --------------       -----------
Rental income                               $  89,984         $   95,382          $   98,816           $  102,490
Income before gains (losses) on sales
     of investments, minority  interest
     of unitholders in operating
     partnership and extraordinary item        15,024             13,451              14,053               15,285
Gains (losses) on the sales of investments      2,120              1,254               9,309                  (19)
Net income                                     17,113             14,677              23,309               15,050
Preferred dividends                             2,428              3,611               5,653                5,653
Net income available to
     common shareholders                       14,685             11,066              17,656                9,397

Per share:
Basic earnings per common share          $        .17      $         .13           $     .20          $       .11
Diluted earnings per common share        $        .17      $         .13           $     .20          $       .11

Weighted average number of
    common shares outstanding                  85,046             86,877              87,853               88,756
Weighted average number of
    common shares outstanding plus
    dilutive potential common shares           85,273             87,036              88,007               88,906


Summarized consolidated quarterly financial data for the year ended December 31, 1996 is as follows (In thousands, except per share information):

                                                                       Three Months Ended
                                           ---------------------------------------------------------------------
                                           March 31             June 30       September 30         December 31
                                          -----------       --------------     ------------        -------------
Rental income                              $ 54,656         $   56,972        $   62,870            $   66,762
Income before gains (losses) on sales
   of investments, minority interest
   of unitholders in operating
   partnership and extraordinary item         8,594              8,296             8,504                 8,332
Gains (losses) on the sales of investments      965               (129)            1,339                 2,171
Net income                                    9,559              8,166             9,818                10,448
Preferred dividends                           2,428              2,428             2,428                 2,429
Net income available to
     common shareholders                      7,131              5,738             7,390                 8,019

Per share:
Basic earnings per common share          $      .13      $         .10     $         .13       $           .14
Diluted earnings per common share        $      .13      $         .10     $         .13       $           .14

Weighted average number of common
     shares outstanding                      54,467             56,666            57,793                58,983
Weighted average number of common
     shares outstanding plus
     dilutive potential common shares        54,730             56,888            57,962                59,156


The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share".

11.   Subsequent Events

On December 19, 1997, the Company executed a definitive merger agreement (the "Merger Agreement") pursuant to which ASR Investment Corporation ("ASR") would be merged with and into a wholly-owned subsidiary of the Company which would continue the geographic expansion of the Company into the Western region of the United States. At December 31, 1997, ASR owned and operated 41 apartment communities containing approximately 7,500 apartment homes in the Southwest and Northwest. Pursuant the Merger Agreement, each share of the ASR's common stock will be exchanged for 1.575 shares of the Company's common stock. The merger has been structured as a tax-free transaction and will be treated as a purchase for accounting purposes. The aggregate purchase price is estimated at approximately $330 million, including closing costs. The merger, expected to close on or about March 27, 1998, is subject to ASR's shareholder approval and customary regulatory and other conditions. There can be no assurances that the transaction will be consummated.

SCHEDULE III.
Summary of Real Estate Owned


                                                                                                              Cost of
                                                                           Initial Costs                   Improvements
                                                                  ---------------------------------          Capitalized
                                                                    Land and             Buildings           Subsequent
                                                                      Land                  and            to Acquisition
                                                    Encumbrances  Improvements         Improvements      (Net of Disposals)
                                                 --------------- ----------------- ---------------------- --------------------

  Apartments:
  Real estate held for investment
  Dallas, Texas
  Citiscape                                        b                  $ 2,092,387           $ 7,532,613            $ 146,019
  Preston Oaks                                     b                    1,783,626             6,416,374              146,510
  Preston Trace                                                         2,195,500             8,304,500              157,292
  Rock Creek                                       c                    4,076,680            15,823,320              903,888
  Windridge                                        b                    3,414,311            14,027,310            1,010,669
  Autumnwood                                       c                    2,412,180             8,687,820              200,845
  Cobblestone                                      c                    2,925,372            10,527,738              145,171
  Pavillion                                        b                    4,428,258            18,692,922              196,306
  Oak Park                                                              3,966,129            17,848,850            2,694,488
  Catalina                                         b                    1,543,321             5,631,679              156,996
  Wimbledon Court                                  c                    2,464,600            10,930,306              936,115
  Southern Oaks                                                         1,565,000             5,335,000              302,944
  Hunters Ridge                                                         1,613,000             5,837,000              372,993
  Lakeridge                                        c                    1,631,350             5,668,650              273,938
  Summergate                                       c                    1,171,300             3,928,700              171,942
  Dove Park                                                             2,309,195             9,699,046              402,169
  Oak Forest                                                            5,630,740            19,961,055            1,054,093
  Post Oak Ridge                                                        3,726,795            13,563,181            1,332,246
  Kelly Crossing                                                        2,496,701             9,156,355              208,982
  Parc Plaza                                                            1,683,531             5,279,123               22,121

  Orlando, Florida
  Fisherman's Village                                                   2,387,368             7,458,897            2,434,382
  Seabrook                                                              1,845,853             4,155,275            2,359,569
  Dover Village                                                         2,894,702             6,456,100            2,470,943
  Lakeside North                                       12,440,000       1,532,700            11,076,062            2,750,689
  Regatta Shores                                                          757,008             6,607,367            1,892,557
  Alafaya Woods                                                         1,653,000             9,042,256            1,399,295
  Vinyards                                              9,210,000       1,840,230            11,571,625            1,743,615
  Andover Place                                         5,860,000       3,692,187             7,756,919            2,161,104
  Los Altos                                                             2,803,805            12,348,464            1,535,399
  Lotus Landing                                                         2,184,723             8,638,664              126,321
  Seville on the Green                                                  1,282,616             6,498,062               46,702
  Arbors at Lee Vista                                                   3,975,679            16,920,454                1,390

  Raleigh, North Carolina
  Dominion on Spring Forest                                             1,257,500             8,586,255            2,352,792
  Dominion Park Green                                                     500,000             4,321,872            1,006,545
  Dominion on Lake Lynn                                                 1,723,363             5,303,760              831,612
  Dominion Courtney Place                                               1,114,600             5,119,259            1,578,570
  Dominion Walnut Ridge                                                 1,791,215            11,968,852            1,583,150
  Dominion Walnut Creek                                                 3,170,290            21,717,407            1,851,983
  Dominion Ramsgate                                d                      907,605             6,819,154              359,885
  Harbour Pointe                                                        1,898,740             7,101,260              130,806
  Copper Mill                                                           1,548,280            16,066,720              713,094
  Trinity Park                                          9,250,483       4,579,648            17,575,712              238,605

  Charlotte, North Carolina
  The Highlands                                                           321,400             2,830,346            2,269,003
  Emerald Bay                                                             626,070             4,722,862            2,419,205
  Dominion Peppertree                                                   1,546,267             7,699,221              887,772
  Dominion Crown Point                                                  1,115,261             8,648,865              694,509
  Dominion Harris Pond                                                    886,788             6,728,097              784,609
  Dominion Mallard Creek (A)                          $ 5,395,687         329,300             2,772,449              222,576
  Dominion Mallard Creek (M)                            5,026,849         698,860             6,488,061              381,989
  Chateau Village                                                       1,046,610             6,979,555            1,302,742
  Dominion at Sharon                               d                      667,368             4,856,103              678,853
  Providence Court                                                              0            22,047,803            8,579,256
  Stoney Pointe                                        12,603,534       1,499,650            15,855,610              540,062

  Richmond, Virginia
  Dominion Olde West                                                    1,965,097            12,203,965            2,289,741
  Dominion Laurel Springs                                                 464,480             3,119,716              804,819
  Dominion English Hills                                                1,979,174            11,524,313            4,297,713
  Dominion Gayton Crossing                              3,124,720         825,760             5,147,968            5,333,643
  Dominion West End                                                     2,059,252            15,049,088            1,697,196
  Courthouse Green                                                        732,050             4,702,353            2,543,734
  Meadowdale Lakes                                        384,203       1,581,671             6,717,237            3,689,023
  Meadow Run                                                              636,059             3,423,884            1,781,719
  Waterside at Ironbridge                               5,112,934       1,843,819            13,238,590               18,343

  Houston, Texas
  Woodtrail                                        b                    1,543,000             5,457,000              627,151
  Park Trails                                      b                    1,144,750             4,105,250              125,279
  Green Oaks                                                            5,313,920            19,626,181              525,007
  Seahawk                                                               2,297,741             7,157,965              393,587
  Greenhouse Patio                                     11,470,150       4,058,090            14,755,809              224,725
  Breakers                                                              1,527,467             5,297,930               17,877
  Braesridge                                            9,642,489       3,048,212            10,961,749              130,549
  Bammelwood                                            2,913,164         929,601             3,330,352                4,906
  Camino Village                                        8,642,724       3,604,483            11,592,432                9,542

  Columbia, South Carolina
  Gable Hill                                                              824,847             5,307,194              933,248
  Colonial Villa                                                        1,014,181             5,100,269            1,545,556
  St. Andrews Commons                                                   1,428,826             9,371,378              907,437
  Forestbrook                                         $ 5,000,000         395,516             2,902,040            1,492,999
  Crossroads                                                            2,074,800            13,760,014            2,278,209
  The Park                                                              1,004,072             5,558,436            1,722,950
  St. Andrews                                                             976,192             6,884,502              508,799
  Waterford                                                               957,980             6,947,939              917,515
  Hampton Greene                                        7,369,807       1,363,046            10,118,453              607,970
  Rivergate                                             9,640,808       1,122,500            12,055,625              622,296

  Tampa, Florida
  Bay Cove                                                              2,928,847             6,578,257            1,737,789
  Summit West                                                           2,176,500             4,709,970            1,655,114
  Pinebrook                                                             1,780,375             2,458,172            2,382,567
  Village at Old Tampa Bay                                              1,750,320            10,756,337            1,488,644
  Lakewood Place                                                        1,395,051            10,647,377              773,759
  Hunters Ridge                                                         2,461,548            10,942,434            1,017,549
  Bay Meadow                                            7,985,342       2,892,526             9,253,525            1,934,581
  Cambridge                                                             1,790,804             7,166,329              217,312
  Orange Oaks                                                           1,361,553             6,541,980              113,563

  Greensboro, North Carolina
  Beechwood                                                             1,409,377             6,086,677              623,891
  Steeplechase                                                          3,208,108            11,513,978           10,135,642
  Northwinds                                       d                    1,557,654            11,735,787              485,357
  Deerwood Crossing                                                     1,539,901             7,989,043              812,490
  Dutch Village                                                         1,197,593             4,826,266              452,191
  Lake Brandt                                                           1,546,950            13,489,466              257,870
  Park Forest                                           4,212,712         679,671             5,770,413              265,650
  Deep River Pointe                                                     1,670,648            11,140,329               22,853

  Eastern North Carolina
  Colony Village                                                          346,330             3,036,956            1,616,901
  Brynn Marr                                                              432,974             3,821,508            1,889,155
  Liberty Crossing                                      1,085,444         840,000             3,873,139            2,000,993
  Bramblewood                                                             401,538             3,150,912            1,199,392
  Cape Harbor                                           9,439,442       1,891,671            18,113,109              228,168
  Mill Creek                                                              597,248             4,489,398            1,324,704
  The Creek                                                               417,500             2,506,206            1,140,738
  Forest Hills                                                          1,028,000             5,420,478            1,343,299
  Clear Run                                                               874,830             8,740,602            4,792,443
  Crosswinds                                                            1,096,196            18,230,236              385,879

  San Antonio, Texas
  Promontory Pointe                                                     7,548,219            28,051,781              251,904
  Bluffs                                           b                    1,901,146             6,898,854              476,786
  Westlake Villas                                  b                    2,371,865             8,278,135              293,147
  Ashley Oaks                                      c                    4,590,782            16,809,218               70,593
  Sunflower                                                             2,209,000             7,891,000              169,297

  Nashville, Tennessee
  2131 Apartments                                                         869,860             9,155,185            3,196,373
  The Lakes                                                             1,285,657             5,980,197              872,448
  Harbour Town                                                            572,567             3,522,092              634,968
  Legacy Hill                                         $ 5,134,432       1,147,660             5,867,567            2,307,495
  Hickory Run                                                           1,468,727            11,583,786              984,137
  Brookridge                                                              707,508             5,461,251              746,834
  Club at Hickory Hollow                                                2,139,774            15,231,201              948,003
  Breckenridge                                                            766,428             7,713,862              397,568

  Baltimore, Maryland
  Gatewater Landing                                                     2,078,422             6,084,526              951,742
  Dominion Kings Place                                  4,795,000       1,564,942             7,006,574              503,140
  Dominion at Eden Brook                                8,185,000       2,361,167             9,384,171              742,626
  Dominion Great Oaks                                                   2,919,481             9,099,691            1,834,702
  Holly Tree Park                                                       1,576,366             5,106,716            1,144,595
  Woodside                                             13,330,000       3,112,881             8,893,721            3,068,402
  Dominion Constant Friendship                                            903,122             4,668,956              462,655

  Atlanta, Georgia
  Stanford Village                                                        884,500             2,807,839              886,441
  Griffin Crossing                                                      1,509,633             7,544,018              806,371
  Gwinnett Square                                                       1,924,325             7,376,454            1,008,767
  Dunwoody Pointe                                       5,872,435       2,763,324             6,902,996            3,484,219
  Riverwood                                             5,451,705       2,985,599            11,087,903            2,285,876
  Lake of the Woods                                                       835,352             8,388,258              728,327

  Miami/Fort Lauderdale, Florida
  Copperfield                                                           4,424,128            20,428,969            1,251,658
  Mediterranean Village                                                 2,064,788            11,939,113            1,063,157
  Cleary Court                                                          2,399,848             7,913,450            1,133,843
  University Club                                                       1,390,220             6,992,620              894,572

  Washington D.C.
  Dominion Middle Ridge/Woodbridge                                      3,311,468            13,283,047              475,744
  Dominion Lake Ridge/Woodbridge                                        2,366,061             8,386,439              525,505
  Knolls at Newgate/Fairfax                                             1,725,725             3,530,134            1,239,594
  Parkwood Court/Alexandria                             5,960,000       2,482,633             3,813,116            1,971,923
  Hampton Court/Alexandria                                              7,388,420             4,811,937            1,341,605

  Hampton Roads, Virginia
  Forest Lakes at Oyster Point                                            780,117             8,861,878            1,370,198
  Woodscape                                                               798,700             7,209,525            2,566,567
  Eastwind                                                                155,000             5,316,738            1,808,710
  Kings Arms                                                            1,823,983             4,106,710              650,353
  Bayberry Commons                                                        516,800             3,485,645            1,390,795
  Heather Lake                                                            616,800             3,400,672            2,650,102
  York Pointe                                                           1,088,887             8,581,771                1,390

  Jacksonville, Florida
  Greentree Place                                    $ 12,455,000       1,634,330            11,226,990            2,832,632
  Westland Park                                                         1,834,535            14,864,742            2,966,844
  The Antlers                                           9,824,993       4,034,039            11,192,842            4,298,697

  Greenville, South Carolina
  Key Pines                                                               601,693             3,773,304            1,482,848
  Riverwind                                                               802,484             6,386,212              639,301
  The Landing                                                             685,000             5,640,176            1,333,711
  Overlook                                                                824,600             5,098,194            2,655,891
  Stonesthrow                                      d                    1,557,015            16,334,483              714,037

  Phoenix, Arizona
  Greenway Park                                    c                    1,622,700             6,170,800            2,392,571
  Vista Point                                      b                    1,587,400             5,612,600              228,524
  Sierra Palms                                                          4,638,950            17,361,050               70,569

  Eastern Shore Maryland
  Brittingham Square                                                      650,143             4,962,246              410,568
  Greens at Schumaker Pond                                                709,559             6,117,582              568,596
  Greens at Cross Court                                                 1,182,414             4,544,012              580,858
  Greens at Hilton Run                                                  2,754,447            10,482,579              768,743

  Fayetteville, North Carolina
  Cumberland Trace                                                        632,281             7,895,674              361,396
  Village At Cliffdale                                 10,368,685         941,284            15,498,216              542,645
  Morganton Place                                       8,416,994         819,090            13,217,086              235,918

  Memphis, Tennessee
  Briar Club                                                            1,214,400             6,928,959            1,539,508
  Hunters Trace                                         5,715,000         888,440             6,676,552            1,093,442
  Hickory Pointe                                                        1,074,424             6,052,020            1,180,374

  Austin, Texas
  Pecan Grove                                      b                    1,406,750             5,293,250               84,592
  Anderson Mill                                                         3,134,669            11,170,376              774,825

  Albuquerque, New Mexico
  Alvarado                                         b                    1,930,229             5,969,771              110,521

  Other Florida
  Brantley Pines/Ft. Myers                                              1,892,888             8,247,621            5,524,724
  Santa Barbara Landing/Naples                        $ 4,813,491       1,134,120             8,019,814            1,377,078
  Mallards of Wedgewood/Lakeland                                          959,284             6,864,666            1,454,359
  The Groves/Daytona Beach                                                789,953             4,767,055            1,436,812
  Lakeside/Daytona Beach                                                2,404,305             6,420,160              122,352
  Mallards of Brandywine/Deland                                           765,949             5,407,683              191,505
  Lake Washington Downs/Melbourne                                       1,434,450             4,940,166            1,374,620

  Other Virginia
  Greens at Falls Run/Fredericksburg                                    2,730,722             5,300,203              564,449
  Manor at England Run/Fredericksburg                                   1,710,477             7,006,464           11,390,002
  Laurel Ridge/Roanoke                                  2,875,000         445,400             2,531,357            1,308,950
  Greens at Hollymead/Charlottesville                                     965,114             5,250,374              453,037
  Craig Manor/Salem                                                       282,200             2,419,570              755,588
  Northview/Salem                                                         171,600             1,238,501              724,393

  Other Georgia
  Royal Oaks/Savannah                                   6,261,564         533,100             9,926,017            1,366,907
  River Place/Macon                                                     1,097,280             7,492,385            1,315,205

  Arkansas
  Turtle Creek/Little Rock                                              1,913,177             7,086,823              175,591
  Shadow Lake/Little Rock                                               2,523,670             8,976,330              259,119

  Las Vegas, Nevada
  Sunset Pointe                                                         4,295,050            15,704,950              286,438

  Delaware
  Dover Country Club/Dover                                              2,007,878             6,365,053            2,148,803
  Greens at Cedar Chase/Dover                                           1,528,667             4,830,738              531,775

  Other Texas
  Chandler's Mill/Corpus Christi                   b                    1,930,120             6,844,880              142,799
  Ryan's Mill/El Paso                              c                    1,522,900             5,277,100              101,676

  Alabama
  Three Fountains/Montgomery                                            1,075,009             6,872,302            3,005,341

  Oklahoma
  Bluff Creek/Oklahoma City                        c                    2,172,063             7,202,937              171,944

  Other North Carolina
  Woodberry/Asheville                              d                      388,699             6,380,899              609,347

  Other South Carolina
  Somerset/Charleston                                                     485,160             4,072,780            1,046,591
                                          -------------------------------------------------------------------------------------
                                               $ 382,843,404        $ 353,850,957       $ 1,676,771,686        $ 250,815,487
                                          =====================================================================================


  Real estate held for disposition
  Apartments
  Rollingwood/Richmond, VA                             $2,139,229        $777,971            $5,058,707           $2,384,181
  Twin Rivers/Richmond, VA                                                149,200               885,671            1,434,417
  Heritage Trace/Hampton Roads, VA                      3,900,000         880,000             2,312,285            1,812,717
  The Melrose/Dumfries, VA                              5,312,182         662,000             3,705,404            5,111,350
  Twin Coves/Baltimore, MD                              3,665,000         912,771             2,904,304              794,134
  Cedar Point/Raleigh, NC                                                  75,400             4,514,435            3,227,875
  Cinnamon Ridge/Raleigh, NC                            7,000,000         967,230             3,337,197            4,734,642
  The Ledges/Greensboro, NC                                               492,283             1,261,947            4,869,040
  Westwinds/Greensboro, NC                         d                    1,328,214             6,999,442              323,470
  Windsor Harbor/Charlotte, NC                                            475,000             3,928,113            2,498,974
  Grand Oaks/Charlotte, NC                                                446,075             4,463,344            2,710,789
  Plum Chase/Columbia, SC                               7,000,000         802,750             3,149,607            5,380,699
  Country Walk/Columbia, SC                                               422,113             3,133,622            1,456,007
  Heatherwood/Greenville, SC                                              354,566             3,234,105              853,574
  Hampton Forest/Greenville, SC                                           454,140             2,588,388              743,012
  Hunting Ridge/Greenville, SC                          3,265,000         449,500             2,246,908            1,000,238
  Patriot Place/Florence, SC                            2,200,000         212,500             1,600,757            5,495,440
  Foxcroft/Tampa, FL                                                      749,400             3,927,644              956,738
  Palm Grove/Tampa, FL                                                    616,121             5,268,814              792,006
  Covington Crossing/Memphis, TN                                        1,296,240             2,692,590            2,481,422
  Foxfire/Dallas, TX                                                    1,968,520             6,210,144              333,190
  High Ridge/Dallas, TX                                                 2,370,206             7,921,553              272,364
  Timbercreek/Dallas, TX                                                6,860,979            22,536,512              968,455
  The Creeks/Austin, TX                            c                    1,758,065             6,197,546              601,064
  Foxfire/Amarillo, TX                             b                    2,240,530             5,670,358              360,138

  Commercial
  The Village/Durham, NC                                                1,355,000             3,814,496            3,620,018
  Hanover Village-Land/Richmond, VA                                     1,623,910                     0                    0
  Gloucester Exchange/Gloucester, VA                                      403,688             2,278,553               46,975
  Tri-County Buildings/Bristol, TN                                        275,580               900,281            1,280,670
  Meadowdale Office/Richmond, VA                                          240,563               359,913               94,882
                                          -------------------------------------------------------------------------------------
                                                 $34,481,411          $31,620,515          $123,102,640          $56,638,481
                                          =====================================================================================



                                                     Gross amount at Which                             Carried at Close of Period
                                       Land and             Buildings
                                         Land                  and         Total      Accumulated        Date of              Date
                                     Improvements       Improvements (e)    (a)      Depreciation     Construction          Acquired
                                      ------------------------------  --------------  ------------------ --------------  -----------



  Citiscape                            $ 2,114,507      $ 7,656,512     $ 9,771,019     $ 279,869       1973             12/31/96
  Preston Oaks                           1,788,156        6,558,354       8,346,510       237,313      1980              12/31/96
  Preston Trace                          2,230,113        8,427,179      10,657,292       294,834      1984              12/31/96
  Rock Creek                             4,306,883       16,497,005      20,803,888       573,874      1979              12/31/96
  Windridge                              3,830,686       14,621,604      18,452,290       498,897      1980              12/31/96
  Autumnwood                             2,435,920        8,864,925      11,300,845       330,845      1984              12/31/96
  Cobblestone                            2,930,475       10,667,806      13,598,281       389,083      1984              12/31/96
  Pavillion                              4,494,963       18,822,523      23,317,486       579,973      1979              12/31/96
  Oak Park                               4,688,385       19,821,082      24,509,467       704,912      1982              12/31/96
  Catalina                               1,569,406        5,762,590       7,331,996       215,767      1982              12/31/96
  Wimbledon Court                        2,489,756       11,841,265      14,331,021       340,337      1983              12/31/96
  Southern Oaks                          1,582,737        5,620,207       7,202,944       222,743      1982              12/31/96
  Hunters Ridge                          1,771,416        6,051,577       7,822,993       237,282      1992              12/31/96
  Lakeridge                              1,678,285        5,895,653       7,573,938       233,280      1984              12/31/96
  Summergate                             1,247,926        4,024,016       5,271,942       148,469      1984              12/31/96
  Dove Park                              2,470,663        9,939,747      12,410,410       322,332      1984              12/31/96
  Oak Forest                             5,657,290       20,988,598      26,645,888       830,482      1996              12/31/96
  Post Oak Ridge                         3,950,864       14,671,358      18,622,222       446,029      1983              03/27/97
  Kelly Crossing                         2,585,253        9,276,785      11,862,038       195,798      1984              06/18/97
  Parc Plaza                             1,684,321        5,300,454       6,984,775        52,196      1986              10/30/97

  Orlando, Florida
  Fisherman's Village                    3,001,683        9,278,964      12,280,647       806,785      1984              12/29/95
  Seabrook                               2,212,809        6,147,888       8,360,697       571,978      1984              02/20/96
  Dover Village                          3,249,660        8,572,085      11,821,745     1,845,304      1981              3/31/93
  Lakeside North                         2,109,538       13,249,913      15,359,451     1,909,052      1984              04/14/94
  Regatta Shores                         1,448,798        7,808,134       9,256,932     1,294,925      1988              06/30/94
  Alafaya Woods                          1,992,289       10,102,262      12,094,551     1,363,975     1988/90            10/21/94
  Vinyards                               2,277,354       12,878,116      15,155,470     1,720,745     1984/86            10/31/94
  Andover Place                          4,364,105        9,246,105      13,610,210       819,114      1988        09/29/95&09/30/96
  Los Altos                              3,168,133       13,519,535      16,687,668       616,428      1990              10/31/96
  Lotus Landing                          2,212,449        8,737,259      10,949,708       158,432      1985              07/01/97
  Seville on the Green                   1,283,261        6,544,119       7,827,380        57,000      1986              10/21/97
  Arbors at Lee Vista                    3,975,679       16,921,844      20,897,523        47,276      1991              12/31/97

  Raleigh, North Carolina
  Dominion on Spring Forest              1,471,253       10,725,294      12,196,547     3,200,396     1978/81            05/21/91
  Dominion Park Green                      588,961        5,239,456       5,828,417     1,484,950      1987              09/27/91
  Dominion on Lake Lynn                  1,884,887        5,973,848       7,858,735     1,495,581      1986              12/01/92
  Dominion Courtney Place                1,323,141        6,489,288       7,812,429     1,173,716     1979/81            07/08/93
  Dominion Walnut Ridge                  2,066,490       13,276,727      15,343,217     1,915,141     1982/84            03/04/94
  Dominion Walnut Creek                  3,546,905       23,192,775      26,739,680     3,209,088     1985/86            05/17/94
  Dominion Ramsgate                        965,802        7,120,842       8,086,644       355,277      1988              08/15/96
  Harbour Pointe                         1,908,796        7,222,010       9,130,806       255,599      1984              12/31/96
  Copper Mill                            1,724,637       16,603,457      18,328,094       592,147      1997              12/31/96
  Trinity Park                           4,638,674       17,755,291      22,393,965       597,114      1987              02/28/97

  Charlotte, North Carolina
  The Highlands                            615,199        4,805,550       5,420,749     2,724,705      1970              01/17/84
  Emerald Bay                            1,169,926        6,598,211       7,768,137     2,732,949      1972              02/06/90
  Dominion Peppertree                    1,700,065        8,433,195      10,133,260     1,475,740      1987              12/14/93
  Dominion Crown Point                   1,227,178        9,231,457      10,458,635     1,297,253      1987              07/01/94
  Dominion Harris Pond                   1,162,631        7,236,863       8,399,494       920,846      1987              07/01/94
  Dominion Mallard Creek (A)               457,934        2,866,391       3,324,325       380,155      1985              07/01/94
  Dominion Mallard Creek (M)               791,565        6,777,345       7,568,910       865,220      1989              08/16/94
  Chateau Village                        1,380,884        7,948,023       9,328,907       466,569      1974              08/15/96
  Dominion at Sharon                       898,291        5,304,033       6,202,324       282,379      1984              08/15/96
  Providence Court                          39,741       30,587,318      30,627,059       787,876      1997              09/30/97
  Stoney Pointe                          1,637,339       16,257,983      17,895,322       556,308      1991              02/28/97

  Richmond, Virginia
  Dominion Olde West                     2,333,044       14,125,759      16,458,803     5,782,280  1978/82/85/87   12/31/84&08/27/91
  Dominion Laurel Springs                  604,210        3,784,805       4,389,015     1,145,813      1972              09/06/91
  Dominion English Hills                 2,501,907       15,299,293      17,801,200     4,251,525     1969/76            12/06/91
  Dominion Gayton Crossing               1,084,845       10,222,526      11,307,371       861,288      1973              09/28/95
  Dominion West End                      2,290,975       16,514,561      18,805,536     1,213,828      1989              12/28/95
  Courthouse Green                       1,014,902        6,963,235       7,978,137     3,052,201     1974/78            12/31/84
  Meadowdale Lakes                       2,223,537        9,764,394      11,987,931     5,263,784     1967/71            12/31/84
  Meadow Run                               875,228        4,966,434       5,841,662     2,512,695     1973/74            12/31/84
  Waterside at Ironbridge                1,846,369       13,254,383      15,100,752       149,236      1987              09/30/97

  Houston, Texas
  Woodtrail                              1,545,323        6,081,828       7,627,151       247,923      1978              12/31/96
  Park Trails                            1,145,388        4,229,891       5,375,279       175,752      1983              12/31/96
  Green Oaks                             5,324,439       20,140,669      25,465,108       466,514      1985              06/25/97
  Seahawk                                2,314,142        7,535,151       9,849,293       183,777      1984              05/08/97
  Greenhouse Patio                       4,058,090       14,980,534      19,038,624       137,503      1985              09/26/97
  Breakers                               1,527,647        5,315,627       6,843,274        70,778      1985              09/26/97
  Braesridge                             3,048,212       11,092,298      14,140,510       143,629      1982              09/26/97
  Bammelwood                               929,601        3,335,258       4,264,859        36,242      1980              10/30/97
  Camino Village                         3,604,483       11,601,974      15,206,457        74,807      1979              11/20/97

  Columbia, South Carolina
  Gable Hill                             1,076,105        5,989,184       7,065,289     1,906,075      1985              12/04/89
  Colonial Villa                         1,425,590        6,234,416       7,660,006     1,400,978      1974              09/16/92
  St. Andrews Commons                    1,688,403       10,019,238      11,707,641     2,000,396      1986              05/20/93
  Forestbrook                              595,396        4,195,159       4,790,555       983,381      1974              07/01/93
  Crossroads                             2,426,254       15,686,769      18,113,023     2,083,113     1977/84            07/01/94
  The Park                               1,380,881        6,904,577       8,285,458       948,615     1975/77            07/01/94
  St. Andrews                            1,131,654        7,237,839       8,369,493       980,891      1972              07/01/94
  Waterford                              1,203,387        7,620,048       8,823,435     1,100,862      1985              07/01/94
  Hampton Greene                         1,586,208       10,503,261      12,089,469     1,341,224      1990              08/19/94
  Rivergate                              1,346,060       12,454,361      13,800,421       636,462      1989              08/15/96

  Tampa, Florida
  Bay Cove                               3,124,479        8,120,414      11,244,893     1,845,320      1972              12/16/92
  Summit West                            2,426,958        6,114,626       8,541,584     1,402,009      1972              12/16/92
  Pinebrook                              1,953,141        4,667,973       6,621,114     1,092,058      1977              09/28/93
  Village at Old Tampa Bay               2,046,681       11,948,620      13,995,301     2,012,412      1986              12/08/93
  Lakewood Place                         1,532,290       11,283,897      12,816,187     1,630,733      1986              03/10/94
  Hunters Ridge                          2,889,406       11,532,125      14,421,531     1,165,976      1992              06/30/95
  Bay Meadow                             3,410,068       10,670,564      14,080,632       414,650      1985              12/09/96
  Cambridge                              1,829,400        7,345,045       9,174,445       156,431      1985              06/06/97
  Orange Oaks                            1,374,008        6,643,088       8,017,096       119,987      1986              07/01/97

  Greensboro, North Carolina
  Beechwood                              1,567,888        6,552,057       8,119,945     1,087,101      1985              12/22/93
  Steeplechase                           3,249,628       21,608,100      24,857,728       793,402     1990/97            03/07/96
  Northwinds                             1,679,896       12,098,902      13,778,798       575,094     1989/97            08/15/96
  Deerwood Crossing                      1,649,937        8,691,497      10,341,434       465,479      1973              08/15/96
  Dutch Village                          1,267,580        5,208,470       6,476,050       295,030      1970              08/15/96
  Lake Brandt                            1,655,896       13,638,390      15,294,286       700,695      1995              08/15/96
  Park Forest                              769,187        5,946,547       6,715,734       289,768      1987              09/26/96
  Deep River Pointe                      1,676,648       11,157,182      12,833,830       104,035      1997              10/01/97

  Eastern North Carolina
  Colony Village                           528,318        4,471,869       5,000,187     2,146,941     1972/74            12/31/84
  Brynn Marr                               589,998        5,553,639       6,143,637     2,480,027     1973/77            12/31/84
  Liberty Crossing                       1,218,846        5,495,286       6,714,132     2,152,381     1972/74            11/30/90
  Bramblewood                              547,559        4,204,283       4,751,842     2,097,678     1980/82            12/31/84
  Cape Harbor                            1,932,858       18,300,090      20,232,948       954,576      1996              08/15/96
  Mill Creek                               809,264        5,602,086       6,411,350     1,415,446      1986              09/30/91
  The Creek                                464,172        3,600,272       4,064,444       972,333      1973              06/30/92
  Forest Hills                           1,165,162        6,626,615       7,791,777     1,422,139     1964/69            06/30/92
  Clear Run                              1,217,815       13,190,060      14,407,875     1,446,714     1987/89            07/22/94
  Crosswinds                             1,119,808       18,592,503      19,712,311       619,048      1990              02/28/97

  San Antonio, Texas
  Promontory Pointe                      7,658,166       28,193,738      35,851,904     1,085,326      1997              12/31/96
  Bluffs                                 1,915,544        7,361,242       9,276,786       291,469      1978              12/31/96
  Westlake Villas                        2,424,202        8,518,945      10,943,147       341,689      1985              12/31/96
  Ashley Oaks                            4,598,411       16,872,182      21,470,593       589,040      1993              12/31/96
  Sunflower                              2,223,537        8,045,760      10,269,297       301,273      1980              12/31/96

  Nashville, Tennessee
  2131 Apartments                        1,166,777       12,054,641      13,221,418     2,168,848      1972              12/16/92
  The Lakes                              1,423,305        6,714,997       8,138,302     1,305,739      1986              09/15/93
  Harbour Town                             703,367        4,026,260       4,729,627       715,777      1974              12/10/93
  Legacy Hill                            1,383,746        7,938,976       9,322,722       660,564      1977              11/06/95
  Hickory Run                            1,633,653       12,402,997      14,036,650       934,295      1989              12/29/95
  Brookridge                               898,099        6,017,494       6,915,593       465,107      1986              03/28/96
  Club at Hickory Hollow                 2,535,677       15,783,301      18,318,978       557,300      1987              02/21/97
  Breckenridge                             903,803        7,974,055       8,877,858       276,415      1986              03/27/97

  Baltimore, Maryland
  Gatewater Landing                      2,137,771        6,976,919       9,114,690     1,475,512      1970              12/16/92
  Dominion Kings Place                   1,645,273        7,429,383       9,074,656     1,402,219      1983              12/29/92
  Dominion at Eden Brook                 2,465,146       10,022,818      12,487,964     1,932,558      1984              12/29/92
  Dominion Great Oaks                    3,238,688       10,615,186      13,853,874     1,627,969      1974              07/01/94
  Holly Tree Park                        1,749,287        6,078,390       7,827,677       851,206      1973              07/01/94
  Woodside                               3,432,444       11,642,560      15,075,004     1,758,547      1966              08/16/94
  Dominion Constant Friendship           1,033,414        5,001,319       6,034,733       501,549      1990              05/04/95

  Atlanta, Georgia
  Stanford Village                       1,140,032        3,438,748       4,578,780     1,371,412      1985              09/26/89
  Griffin Crossing                       1,640,186        8,219,836       9,860,022     1,193,513     1987/89            06/08/94
  Gwinnett Square                        2,084,036        8,225,510      10,309,546       832,800      1985              03/29/95
  Dunwoody Pointe                        3,150,829        9,999,710      13,150,539       826,161      1980              10/24/95
  Riverwood                              3,301,806       13,057,572      16,359,378       808,429      1980              06/26/96
  Lake of the Woods                      1,070,873        8,881,064       9,951,937       470,926      1989              08/15/96

  Miami/Fort Lauderdale, Florida
  Copperfield                            4,890,938       21,213,817      26,104,755     2,251,883      1991              09/21/94
  Mediterranean Village                  2,247,401       12,819,657      15,067,058     1,470,602      1989              09/30/94
  Cleary Court                           2,547,964        8,899,177      11,447,141       972,585     1984/85            11/30/94
  University Club                        1,636,811        7,640,601       9,277,412       638,960      1988              09/26/95

  Washington D.C.
  Dominion Middle Ridge/Woodbridge       3,390,615       13,679,644      17,070,259       767,610      1990              06/25/96
  Dominion Lake Ridge/Woodbridge         2,472,355        8,805,650      11,278,005       648,307      1987              02/23/96
  Knolls at Newgate/Fairfax              1,823,738        4,671,715       6,495,453       733,755      1972              07/01/94
  Parkwood Court/Alexandria              2,722,114        5,545,558       8,267,672     1,139,343      1964              06/30/93
  Hampton Court/Alexandria               7,593,059        5,948,903      13,541,962     1,277,673      1967              02/19/93

  Hampton Roads, Virginia
  Forest Lakes at Oyster Point         $ 1,152,200      $ 9,859,993    $ 11,012,193     $ 940,203      1986              08/15/95
  Woodscape                              1,070,056        9,504,736      10,574,792     3,612,968     1974/76            12/29/87
  Eastwind                                 364,413        6,916,035       7,280,448     2,707,952      1970              04/04/88
  Kings Arms                             1,919,622        4,661,424       6,581,046       267,235      1966              08/15/96
  Bayberry Commons                         746,165        4,647,075       5,393,240     1,954,567     1973/74            04/07/88
  Heather Lake                             943,041        5,724,533       6,667,574     3,742,931     1972/74            03/01/80
  York Pointe                            1,088,887        8,583,161       9,672,048        24,521      1987              12/23/97

  Jacksonville, Florida
  Greentree Place                        2,182,519       13,511,433      15,693,952     1,735,468      1986              07/22/94
  Westland Park                          2,560,307       17,105,814      19,666,121     1,048,768      1990              05/09/96
  The Antlers                            4,665,725       14,859,853      19,525,578       981,099      1985              05/28/96

  Greenville, South Carolina
  Key Pines                                708,961        5,148,884       5,857,845     1,344,626      1974              09/25/92
  Riverwind                                896,651        6,931,346       7,827,997     1,171,807      1987              12/31/93
  The Landing                              962,080        6,696,807       7,658,887       924,838      1976              07/01/94
  Overlook                               1,324,304        7,254,381       8,578,685     1,083,576      1976              07/01/94
  Stonesthrow                            1,688,290       16,917,245      18,605,535       864,591      1993              08/15/96

  Phoenix, Arizona
  Greenway Park                          1,653,849        8,532,222      10,186,071       231,474      1986              12/31/96
  Vista Point                            1,609,845        5,818,679       7,428,524       217,942      1986              12/31/96
  Sierra Palms                           4,658,907       17,411,662      22,070,569       637,341      1996              12/31/96

  Eastern Shore Maryland
  Brittingham Square                       761,716        5,261,241       6,022,957       520,024      1991              05/04/95
  Greens at Schumaker Pond                 842,177        6,553,560       7,395,737       642,426      1988              05/04/95
  Greens at Cross Court                  1,319,182        4,988,102       6,307,284       537,832      1987              05/04/95
  Greens at Hilton Run                   3,024,334       10,981,435      14,005,769     1,084,595      1988              05/04/95

  Fayetteville, North Carolina
  Cumberland Trace                         658,948        8,230,403       8,889,351       425,685      1973              08/15/96
  Village At Cliffdale                   1,088,925       15,893,220      16,982,145       764,687      1992              08/15/96
  Morganton Place                          846,401       13,425,693      14,272,094       640,558      1994              08/15/96

  Memphis, Tennessee
  Briar Club                             1,476,198        8,206,669       9,682,867     1,148,355      1987              10/14/94
  Hunters Trace                          1,097,121        7,561,313       8,658,434       993,749      1986              10/14/94
  Hickory Pointe                         1,487,988        6,818,830       8,306,818       843,521      1985              02/10/95

  Austin, Texas
  Pecan Grove                            1,431,356        5,353,236       6,784,592       193,800      1984              12/31/96
  Anderson Mill                          3,322,677       11,757,193      15,079,870       431,821      1984              03/27/97

  Albuquerque, New Mexico
  Alvarado                               1,957,088        6,053,433       8,010,521       259,673      1984              12/31/96

  Other Florida
  Brantley Pines/Ft. Myers               2,409,672       13,255,561      15,665,233     1,106,312      1986              08/11/94
  Santa Barbara Landing/Naples           1,595,901        8,935,111      10,531,012     1,218,160      1987              09/01/94
  Mallards of Wedgewood/Lakeland         1,189,781        8,088,528       9,278,309       808,456      1985              07/27/95
  The Groves/Daytona Beach               1,362,424        5,631,396       6,993,820       508,693      1989              12/13/95
  Lakeside/Daytona Beach                 2,420,885        6,525,932       8,946,817       117,745      1985              07/01/97
  Mallards of Brandywine/Deland            779,231        5,585,906       6,365,137        99,865      1985              07/01/97
  Lake Washington Downs/Melbourne        1,664,881        6,084,355       7,749,236     1,178,501      1984              09/24/93

  Other Virginia
  Greens at Falls Run/Fredericksburg     2,839,939        5,755,435       8,595,374       570,300      1989              05/04/95
  Manor at England Run/Fredericksburg    3,143,941       16,963,002      20,106,943       702,809      1990              05/04/95
  Laurel Ridge/Roanoke                     663,457        3,622,250       4,285,707     1,697,550     1970/72            05/17/88
  Greens at Hollymead/Charlottesville    1,047,838        5,620,687       6,668,525       535,884      1990              05/04/95
  Craig Manor/Salem                        369,506        3,087,852       3,457,358     1,270,552      1975              11/06/87
  Northview/Salem                          232,994        1,901,500       2,134,494     1,235,112      1969              09/29/78

  Other Georgia
  Royal Oaks/Savannah                      906,518       10,919,506      11,826,024     1,420,836      1980              07/01/94
  River Place/Macon                      1,660,716        8,244,154       9,904,870     1,401,563      1988              04/08/94

  Arkansas
  Turtle Creek/Little Rock               1,954,526        7,221,065       9,175,591       261,933      1985              12/31/96
  Shadow Lake/Little Rock                2,532,555        9,226,564      11,759,119       340,867      1984              12/31/96

  Las Vegas, Nevada
  Sunset Pointe                          4,339,816       15,946,622      20,286,438       554,219      1990              12/31/96

  Delaware
  Dover Country Club/Dover               2,372,795        8,148,939      10,521,734     1,114,056      1970              07/01/94
  Greens at Cedar Chase/Dover            1,675,400        5,215,780       6,891,180       532,618      1988              05/04/95

  Other Texas
  Chandler's Mill/Corpus Christi         1,955,346        6,962,453       8,917,799       261,430      1984              12/31/96
  Ryan's Mill/El Paso                    1,540,546        5,361,130       6,901,676       212,958      1985               35430

  Alabama
  Three Fountains/Montgomery             1,228,303        9,724,349      10,952,652     1,253,066      1973              07/01/94

  Oklahoma
  Bluff Creek/Oklahoma City              2,202,805        7,344,139       9,546,944       298,463      1984              12/31/96

  Other North Carolina
  Woodberry/Asheville                      500,326        6,878,619       7,378,945       360,611      1987              08/15/96

  Other South Carolina
  Somerset/Charleston                      688,492        4,916,039       5,604,531       695,821      1979              07/01/94
                                      ---------------------------------------------------------------------------
                                       393,504,827  $ 1,887,933,303   2,281,438,130  $200,506,747
                                      ===========================================================================


  Real estate held for disposition
  Apartments
  Rollingwood/Richmond, VA              $1,058,716    $7,162,143      $8,220,859      $3,801,762     1974/78            12/31/84
  Twin Rivers/Richmond, VA                 377,952     2,091,336       2,469,288       1,465,624      1972              01/06/82
  Heritage Trace/Hampton Roads, VA       1,200,782     3,804,220       5,005,002       1,604,779      1973              06/30/89
  The Melrose/Dumfries, VA               1,363,276     8,115,478       9,478,754       3,771,727      1951              12/11/85
  Twin Coves/Baltimore, MD               1,020,290     3,590,919       4,611,209         377,544      1974              08/16/94
  Cedar Point/Raleigh, NC                  236,422     7,581,288       7,817,710       3,432,650      1972              12/18/85
  Cinnamon Ridge/Raleigh, NC             1,272,295     7,766,774       9,039,069       3,313,607     1968/70            12/01/89
  The Ledges/Greensboro, NC              1,229,708     5,393,562       6,623,270(f)    3,763,004      1959              08/13/86
  Westwinds/Greensboro, NC               1,392,712     7,258,414       8,651,126         398,006      1986              08/15/96
  Windsor Harbor/Charlotte, NC             907,497     5,994,590       6,902,087       2,358,157      1971              01/13/89
  Grand Oaks/Charlotte, NC                 884,191     6,736,017       7,620,208       3,743,933     1966/67            05/01/84
  Plum Chase/Columbia, SC                1,105,893     8,227,163       9,333,056       2,759,641      1974              01/04/91
  Country Walk/Columbia, SC                695,079     4,316,663       5,011,742       1,508,427      1974              12/19/91
  Heatherwood/Greenville, SC               440,495     4,001,750       4,442,245         821,460      1978              09/30/93
  Hampton Forest/Greenville, SC            635,620     3,149,920       3,785,540         522,375      1968              08/16/94
  Hunting Ridge/Greenville, SC             607,350     3,089,296       3,696,646         369,157      1972              11/01/94
  Patriot Place/Florence, SC             1,400,187     5,908,510       7,308,697(f)    2,671,376      1974              10/23/85
  Foxcroft/Tampa, FL                       925,884     4,707,898       5,633,782       1,060,750      1972              01/28/93
  Palm Grove/Tampa, FL                     790,741     5,886,200       6,676,941         981,752     1969/71            04/15/94
  Covington Crossing/Memphis, TN         1,845,915     4,624,337       6,470,252(f)      954,077      1974              10/14/94
  Foxfire/Dallas, TX                     2,064,284     6,447,570       8,511,854         159,340      1978              12/31/96
  High Ridge/Dallas, TX                  2,388,844     8,175,279      10,564,123         186,912      1979              12/31/96
  Timbercreek/Dallas, TX                 7,123,921    23,242,025      30,365,946         531,032      1977              12/31/96
  The Creeks/Austin, TX                  1,774,039     6,782,636       8,556,675         166,482      1975              12/31/96
  Foxfire/Amarillo, TX                   2,256,991     6,014,035       8,271,026         181,344      1978              12/31/96

  Commercial
  The Village/Durham, NC                 2,179,259     6,610,255       8,789,514       2,154,559      1965
  Hanover Village-Land/Richmond, VA      1,103,600       520,310       1,623,910          10,180      --
  Gloucester Exchange/Gloucester, VA       531,881     2,197,335       2,729,216(f)      757,307      1974
  Tri-County Buildings/Bristol, TN         364,123     2,092,408       2,456,531         733,820     1976/79
  Meadowdale Office/Richmond, VA           259,684       435,674         695,358(f)      300,034     1976/82
                                      ----------------------------------------------------------
                                       $39,437,631  $171,924,005    $211,361,636     $44,860,818
                                      ==========================================================

                                                                                    Cost of             Gross amount at Which
                                                       Initial Costs              Improvements        Carried at Close of Period
                                             -------------------------------      Capitalized       -------------------------------
                                                Land and        Buildings          Subsequent          Land and       Buildings
                                                  Land             and           to Acquisition          Land            and
                               Encumbrances    Improvements    Improvements    (Net of Disposals)    Improvements   Improvements(e)
                              --------------  --------------  --------------   ------------------   -------------------------------
Real estate under development
New apartment communities
 Ashlar I/Fort Myers, Fl                      $  2,853,178     $          --   $           3,990    $  2,853,178     $        3,990
Dominion Franklin/Nashville, TN                  2,104,394           462,829           4,101,920       2,105,275          4,563,868
Dominion Ranchstone/Houston, TX                    849,515                --                             849,515                 --

Additions to existing communities
Oak Forest II/Dallas, TX                                --         3,332,867           8,173,569          28,741         11,477,695
Mill Creek II/Wilmington, NC                       807,250                --           1,908,586       1,383,250          1,332,586
                              -----------------------------------------------------------------------------------------------------
                                          $0   $ 6,614,337     $   3,795,696         $14,188,065     $ 7,219,959        $17,378,139
                              =====================================================================================================
                              -----------------------------------------------------------------------------------------------------
Total real estate owned         $417,324,815   $392,085,809    $1,803,670,022       $321,642,033     $440,162,417    $2,077,235,447
                              =====================================================================================================

                                     Total          Accumulated             Date of           Date
                                      (a)           Depreciation         Construction       Acquired
                                  -----------    -----------------     -----------------  -------------

Real estate under development
New apartment communities
 Ashlar I/Fort Myers, Fl           $2,857,168      $            --
Dominion Franklin/Nashville,        6,669,143                   --
Dominion Ranchstone/Houston, TX       849,515                   --

Additions to existing communities
Oak Forest II/Dallas, TX            11,506,436                  --
Mill Creek II/Wilmington, NC         2,715,836                  --
                                  ------------     ---------------
                                   $24,598,098                  $0
                                  ============     ===============
                                  ------------     ---------------
Total real estate owned         $2,517,397,864        $245,367,565
                                  ============     ===============



(a) The aggregate cost for federal income tax purposes was approximately $2.3 billion and $1.9 billion at December 31, 1997 and 1996, respectively.

(b) Represents a $41,494,601 REMIC financing encumbering 12 apartment communities.

(c) Represents a $47,079,012 REMIC financing encumbering 13 apartment communities.

(d) represents a $39,000,000 notes payable-secured which encumbers six apartment communities.

(e) The depreciable life for all buildings is 35 years.

(f) The Company's long-lived assets are periodically evaluated for impairment and provisions for possible investment losses are recorded if required. The following properties have a provision for possible investment loss recorded as follows: (i) The Ledges - $300,000, (ii) Patriot Place - $257,000 (iii) Covington Crossing - $1,100,000, (iv) Gloucester Exchange - $775,000 and (v) Meadowdale Office Park - $300,000.