Form 10-Q
period 1998-03-31
UNITED DOMINION REALTY TRUST INC
filed 1998-05-15
CIK 74208

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


FOR QUARTERLY AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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

                              Yes     X        No


                      APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 8, 1998:

Common Stock:     102,381,283

                       UNITED DOMINION REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except for share data)
                                  (Unaudited)




                                                                               March 31,                December 31,
                                                                                 1998                       1997
---------------------------------------------------------------------------------------------------------------------

Assets
Real estate owned:
     Real estate held for investment                                        $   2,641,958             $    2,281,438
         Less: accumulated depreciation                                           214,945                    200,506
                                                                             -------------             --------------
                                                                                2,427,013                  2,080,932
     Real estate under development                                                 38,774                     24,598
     Real estate held for disposition                                             153,675                    166,501
Cash and cash equivalents                                                           5,961                        473
Other assets                                                                      109,881                     41,221
                                                                             -------------             --------------
     Total assets                                                           $   2,735,304             $    2,313,725
                                                                             =============             ==============

Liabilities and Shareholders' Equity
Notes payable-secured                                                       $     610,034             $      417,325
Notes payable-unsecured                                                           790,083                    738,901
Real estate taxes payable                                                          18,334                     21,744
Accrued interest payable                                                           16,658                     14,912
Security deposits and prepaid rent                                                 15,487                     12,105
Distributions payable to common and preferred shareholders                         27,498                     25,607
Accounts payable, accrued expenses and other liabilities                           14,376                     10,081
                                                                             -------------             --------------
     Total liabilities                                                          1,492,470                  1,240,675

Minority interest of unitholders in operating partnership                          37,515                     14,693

Shareholders' equity:
     Preferred stock, no par value; $25 liquidation preference,
       25,000,000 shares authorized;
         4,200,000 shares 9.25% Series A Cumulative Redeemable                    105,000                    105,000
         6,000,000 shares 8.60% Series B Cumulative Redeemable                    150,000                    150,000
     Common stock, $1 par value; 150,000,000 shares authorized
         100,700,952 shares issued and outstanding (89,168,442 in 1997)           100,701                     89,168
     Additional paid-in capital                                                 1,054,592                    906,307
     Notes receivable from officer-shareholders                                    (8,776)                    (8,806)
     Distributions in excess of net income                                       (196,198)                  (183,312)
                                                                             -------------             --------------
     Total shareholders' equity                                                 1,205,319                  1,058,357
                                                                             =============             ==============
     Total liabilities and shareholders' equity                             $   2,735,304             $    2,313,725
                                                                             =============             ==============






     See accompanying notes.

                       UNITED DOMINION REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)




Three Months Ended March 31,                                                       1998              1997
-------------------------------------------------------------------------------------------------------------


Revenues
      Rental income                                                               $104,249          $ 89,984
      Interest and other non-property income                                         1,012               251
                                                                             --------------   ---------------
                                                                                   105,261            90,235

Expenses
      Rental expenses:
            Utilities                                                                5,805             6,466
            Repairs and maintenance                                                 12,354            11,819
            Real estate taxes                                                        9,052             7,112
            Property management                                                      3,330             2,777
            Other operating expenses                                                10,480             9,442
      Real estate depreciation                                                      20,928            16,162
      Interest                                                                      22,825            19,150
      General and administrative                                                     2,163             1,833
      Other depreciation and amortization                                              746               450
                                                                             --------------   ---------------
                                                                                    87,683            75,211
                                                                             --------------   ---------------
Income before gains (losses) on sales of investments and minority interest
      of unitholders in operating partnership                                       17,578            15,024
Gains (losses) on sales of investments                                                (260)            2,120
                                                                             --------------   ---------------
Income before minority interest of unitholders in operating
      partnership                                                                   17,318            17,144
Minority interest of unitholders in operating partnership                             (135)              (31)
                                                                             --------------   ---------------
Net income                                                                          17,183            17,113
Dividends to preferred shareholders                                                 (5,650)           (2,428)
                                                                             --------------   ---------------
Net income available to common shareholders                                       $ 11,533          $ 14,685
                                                                             ==============   ===============

Earnings per common share:
      Basic earnings per share                                                    $   0.13          $   0.17
                                                                             ==============   ===============
      Diluted earnings per share                                                  $   0.13          $   0.17
                                                                             ==============   ===============

Distributions declared per common share                                           $ 0.2625          $ 0.2525
                                                                             ==============   ===============

Weighted average number of common shares outstanding-basic                          90,867            85,046
Weighted average number of common shares outstanding -diluted                       92,115            85,273




See accompanying notes.

                       UNITED DOMINION REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)



Three months ended March 31,                                                           1998                    1997
-----------------------------------------------------------------------------------------------------------------------

Operating Activities
     Net income                                                                    $    17,183            $     17,113
     Adjustments to reconcile net income to cash provided
          by operating activities:
            Depreciation and amortization                                               21,674                  16,612
            Minority interest of unitholders in operating partnership                      135                      31
            (Gains)/losses on sales of investments                                         260                  (2,120)
            Amortization of deferred financing costs                                       472                     399
            Changes in operating assets and liabilities:
                 Decrease in operating liabilities                                      (8,150)                   (495)
                 Increase in operating assets                                           (1,580)                 (4,526)
                                                                                     ----------             -----------
Net cash provided by operating activities                                               29,994                  27,014

Investing Activities
     Acquisition of real estate, net of liabilities assumed                            (50,028)                (90,312)
     Capital expenditures                                                              (12,504)                (22,075)
     Development of real estate assets                                                 (12,607)                 (8,318)
     Net proceeds from sales of investments                                              9,730                   9,944
     Proceeds from interest rate hedge transaction                                          --                   1,539
     Issuance of and payments on notes receivable                                      (12,951)
     Payments on notes receivable                                                                                2,142
     Net cash acquired in acquisition of ASR Investments Corporation                       330                      --
                                                                                     ----------             -----------
Net cash used in investing activities                                                  (78,030)               (107,080)

Financing Activities
     Net proceeds from the issuance of common stock                                     38,446                  59,675
     Net proceeds from the issuance of common stock through the
          dividend reinvestment and stock purchase plan                                 12,936                   6,851
     Gross proceeds from the issuance of unsecured notes payable                            --                 125,000
     Net borrowings of short-term bank debt                                             58,900                 (18,250)
     Distributions paid to preferred shareholders                                       (5,653)                 (2,428)
     Distributions paid to common shareholders                                         (22,527)                (19,663)
     Distributions paid to minority interest unitholders                                  (657)                    (33)
     Scheduled principal payments on secured notes payable                              (1,707)                 (1,122)
     Payments on unsecured notes payable                                                (7,504)                (63,414)
     Non-scheduled payments on secured notes payable                                   (18,165)                     --
     Payment of financing costs                                                           (545)                 (1,385)
                                                                                     ----------             -----------
Net cash provided by financing activities                                               53,524                  85,231

Net increase (decrease) in cash and cash equivalents                                     5,488                   5,165
Cash and cash equivalents, beginning of period                                             473                  13,452
                                                                                     ----------             -----------

Cash and cash equivalents, end of period                                           $     5,961            $     18,617
                                                                                     ==========             ===========

Supplemental Information:
     Interest paid during the period                                               $    22,389            $     15,087
     Non-cash transactions associated with the acquisition of properties:
          Secured debt assumed through the acquisition of properties                    43,022                  22,063
          Issuance of operating partnership units                                        1,924                      --
     Non-cash transactions associated with the acquisition of ASR Investment
     Corporation:
          Real estate assets acquired                                                  313,700                      --
          Other operating assets acquired                                                8,848
          Issuance of common stock                                                     108,465                      --
          Issuance of operating partnership units                                       21,420                      --
          Secured debt assumed                                                         179,440                      --
          Operating liabilities assumed                                                 13,553                      --


See accompanying notes.

                       United Dominion Realty Trust, Inc.
                Consolidated Statements of Shareholders' Equity
                       Three Months Ended March 31, 1998
                    (In thousands, except per share amounts)
                                  (Unaudited)




Preferred Stock
Balance, December 31, 1997                                                                     $   255,000
                                                                                               ------------
Balance, March 31, 1998                                                                        $   255,000
                                                                                               ============

Common Stock, $1 Par Value
Balance, December 31, 1997                                                                     $    89,168
      Issuance of common shares through Unit Investment Trust                                        2,804
      Issuance of common shares in the acquisition of ASR Investment Corporation                     7,743
      Issuance of common shares through dividend reinvestment
          and stock purchase plan                                                                      946
      Issuance of common shares through exercise of stock options                                       40
                                                                                               ------------
Balance, March 31, 1998                                                                        $   100,701
                                                                                               ============

Additional Paid-in Capital
Balance, December 31, 1997                                                                     $   906,307
      Issuance of common shares through Unit Investment Trust                                       35,166
      Issuance of common shares in the acquisition of ASR Investment Corporation                   100,722
      Issuance of common shares through dividend reinvestment
          and stock purchase plan                                                                   11,990
      Issuance of common shares through exercise of stock options                                      407
                                                                                               ------------
Balance, March 31, 1998                                                                        $ 1,054,592
                                                                                               ============

Notes Receivable from Officer-Shareholders
Balance, December 31, 1997                                                                     $    (8,806)
      Principal repayments                                                                              30
                                                                                               ============
Balance, March 31, 1998                                                                        $    (8,776)
                                                                                               ============

Distributions in Excess of Net Income
Balance, December 31, 1997                                                                     $  (183,312)
      Net income                                                                                    17,183
      Common stock distributions declared ($0.2625 per share)                                      (24,419)
      Preferred stock distributions declared-Series A ($0.58 per share)                             (2,428)
      Preferred stock distributions declared-Series B ($0.54 per share)                             (3,222)
                                                                                               ============
Balance, March 31, 1998                                                                        $  (196,198)
                                                                                               ============

                                                                                               ============
Total Shareholders' Equity                                                                     $ 1,205,319
                                                                                               ============


See accompanying notes.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.  Basis of presentation
The accompanying consolidated financial statements include the accounts of United Dominion Realty Trust, Inc. and its subsidiaries, including United Dominion Realty, L.P., its Operating Partnership, (collectively, the "Company"). As of March 31, 1998, United Dominion Realty Trust, Inc. and its wholly-owned subsidiaries had a 89% interest in the Operating Partnership. The financial statements of the Company include the minority interest of unitholders in the operating partnership. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position at March 31, 1998 and results of operations for the interim periods ended March 31, 1998 and 1997. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and related notes appearing in the Company's December 31, 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Certain previously reported amounts have been reclassified to conform with the current financial statement presentation.

2. Real estate held for investment
The following table summarizes real estate held for investment:

                                         March 31,          December 31,
Dollars in thousands                       1998                 1997
-----------------------------------------------------------------------
Land and land improvements              $  443,612         $    393,505
Buildings and improvements               2,083,467            1,783,565
Furniture, fixtures and equipment          110,616              100,380
Construction in progress                     4,263                3,988
                                        -----------        ------------
Real estate held for investment         $2,641,958            2,281,438
Accumulated depreciation                  (214,945)            (200,506)
                                        -----------        ------------
Real estate held for investment, net    $2,427,013         $  2,080,932
                                        ===========        ============

3. Notes payable - secured
Notes payable-secured, which encumber $1.1 billion or 39% of the Company's real estate owned, at cost, ($1.8 billion or 61% of the Company's real estate owned, at cost, is unencumbered) consist of the following at March 31, 1998:




                                            Principal      Weighted Average     Weighted Average    No. Communities
Dollars in thousands                         Balance         Interest Rate     Years to Maturity       Encumbered
---------------------------------------------------------------------------------------------------------------------
Fixed Rate Debt
Mortgage notes payable                    $    316,384          8.30%               3.1                   68
Tax-exempt secured notes payable               127,336          7.00%              18.5                   18
REMIC financings                                78,099          7.35%               2.5                   23
Secured notes payable (a)                       45,000          7.29%               1.2                    6
                                        -----------------------------------------------------------------------------

   Total Fixed-Rate Notes                      566,819          7.75%               6.4                  115

Variable Rate Debt
Secured notes payable                           41,015          6.63%               1.6                    7
Tax-exempt secured notes payable                 2,200          3.07%               4.4                    1
                                        ------------------------------------------------------------------------------

   Total Variable-Rate Notes                    43,215          6.45%               1.7                    8
                                        ------------------------------------------------------------------------------
Total Notes Payable - Secured             $    610,034          7.66%               6.0                  123
                                      ================================================================================


(a) Variable-rate secured notes payable which have been effectively swapped to a fixed-rate at March 31, 1998 consist of a $39 million variable-rate secured senior credit facility which encumbers six apartment communities and a $6 million variable-rate construction note payable. The Company has five interest rate swap agreements with aggregate notional value of $45 million under which the Company pays a fixed-rate of interest and receives a variable-rate on the notional amounts. The interest rate swap agreements effectively change the Company's interest rate exposure on $45 million from a variable-rate to a weighted average fixed-rate of approximately 7.29%.

4.  Notes payable - unsecured
A summary of notes payable - unsecured is as follows:



                                                              March 31,                December 31,
Dollars in thousands                                            1998                      1997
                                                          -----------------         ----------------
Commercial Banks
         Borrowings outstanding under
              revolving credit facilities                    $ 194,500                   $135,600

Insurance Companies--Senior Unsecured Notes
         7.98% due March, 1999-2003 (a)                         37,143                     44,571
         8.72% due November 1998                                 2,000                      2,000
                                                             ---------                  ----------
                                                                39,143                     46,571

Other  (b)                                                       6,440                      6,730
Senior Unsecured Notes - Other
         7.25% Notes due April 1999                             75,000                     75,000
         8.50% Debentures due September 2024 (c)               150,000                    150,000
         7.95% Medium-Term Notes due July 2006                 125,000                    125,000
         7.25% Notes due January 2007                          125,000                    125,000
         7.07% Medium-Term Notes due November 2006              25,000                     25,000
         7.02% Medium-Term Notes due November 2005              50,000                     50,000
                                                               --------                  --------
                                                               550,000                    550,000
                                                               --------                  --------
               Total Notes Payable      - Unsecured           $790,083                   $738,901
                                                              =========                  ========


 (a)    Payable in five equal annual principal installments of $7.4 million.
 (b) Includes $6.0 million and $6.2 million at March 31, 1998 and December 31, 1997, respectively, of deferred gains from the termination of interest rate hedge transactions.
 (c) Debentures include an investor put feature, which grants a one time option to redeem debentures in September 2004.


5.  Earnings Per Share

Basic earnings per common share is computed using net income available to common shareholders and the weighted average shares outstanding. Diluted earnings per common share is also computed using net income available to common shareholders, however, the weighted average shares outstanding are adjusted for potentially dilutive securities for the periods presented. The effect of the operating partnership units was antidilutive for the three months ended March 31, 1997, and is therefore not included in the following calculations. The following table sets forth the computation of basic and diluted earnings per share:


In thousands, except per share data                     March 31, 1998        March 31, 1997
-------------------------------------------------------------------------------------------
Numerator:
Numerator for basic earnings per share-net
   income available to common shareholders                $ 11,533               $ 14,685
Effect of minority interest                                    135                     --
                                                          --------               --------
Numerator for diluted earnings per share- net
   income available to common shareholders                $ 11,688               $ 14,685
                                                          ========               ========




Denominator:
Denominator for basic earnings per share-
     weighted average shares                                90,867                 85,046
Effect of dilutive securities:
Operating partnership units                                  1,131                    --
Employee stock options                                         117                    227
                                                          ----------               --------

Dilutive potential common shares
     denominator for dilutive earnings per
     share-adjusted weighted average shares
     and assumed conversions                                92,115                 85,273
                                                          ==========            =========

Basic earnings per share                                  $   0.13               $   0.17
                                                          ==========            =========
Diluted earnings per share                                $   0.13               $   0.17
                                                          ==========            =========

6.  Pro Forma Financial Information
On March 27, 1998, the Company completed the acquisition of ASR Investments Corporation (ASR) in a statutory merger. ASR was a publicly-traded multifamily REIT that owned and operated 39 communities with 7,550 apartment homes located in Arizona, Texas, New Mexico and the state of Washington. Each share of ASR's common stock was exchanged for 1.575 shares of the Company's common stock. The acquisition was structured as a tax-free transaction and was treated as a purchase for accounting purposes. In connection with the acquisition, the Company acquired primarily real estate assets totaling $313.7 million. Consideration given by the Company included 7,742,839 shares of the Company's common stock valued at $14 per share for an aggregate equity value of $108.4 million plus the issuance of 1,529,990 Units in the ASR Operating Partnership valued at $21.4 million. In addition, the Company assumed, at fair value, mortgage debt totaling $179.4 million and other liabilities of $13.6 million.

Information concerning unaudited pro forma results of operations for the quarters ended March 31, 1998 and 1997 are set forth below. For the quarter ended March 31, 1998 such pro forma information assumes the acquisition of ASR as if the transaction occurred on January 1, 1998. For the quarter ended March 31, 1997, such pro forma information assumes the following transactions occurred on January 1, 1997: (i) the acquisition by the Company of 17 apartment communities with 5,659 apartment homes at a total cost of $219 million and (ii) the acquisition of ASR Investment Corporation of 22 apartment communities with 4,208 apartment homes at a total cost of $176 million.




                                                    Pro Forma                       Pro Forma
                                                  Quarter Ended                    Quarter Ended
In thousands, except per share amounts           March 31, 1998                    March 31, 1997
---------------------------------------------------------------------------------------------------
Rental income                                      $115,979                            $109,355
Net income available to common shareholders
        before extraordinary item                    12,241                              16,148
Net income per common share before
        extraordinary item-basic                   $   0.12                            $   0.17
Net income per common share before
        extraordinary item-diluted                 $   0.12                            $   0.17



The unaudited information is not necessarily indicative of what the Company's consolidated results of operations would have been if the acquisitions had occurred at the beginning of each period presented. Additionally, the pro forma information does not purport to be indicative of the Company's results of operations for future periods.

7.  Accounting Pronouncements
As of January 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of Statement 130 had no impact on the Company's net income or stockholders' equity for each of the periods presented.

On March 19, 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus decision on Issues No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" which provides that internal costs of identifying and acquiring operating property should be expensed as incurred. The Company has historically capitalized on a successful efforts basis, the direct, internal costs of identifying and acquiring operating property and, accordingly, will realize an increase in expense upon adoption of this consensus, which is effective immediately. The Company does not expect the impact on earnings to be material in 1998.

                                     PART I



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
The Company considers portions of the information contained in Item 2. to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.

The Company is engaged in the ownership, acquisition, development and operation of apartment communities throughout the country. The Company's investment strategy has focused on acquiring apartment communities in 24 targeted major markets and geographically expanding into other markets in the Mid West and Far West. Strategically, the Company intends to continue its expansion into other areas of the United States and enter into several new markets in 1998 as appropriate opportunities arise. The Company seeks to be a market leader by operating a sufficiently sized portfolio of apartments within each market in order to drive down operating costs through economies of scale and management efficiencies. The Company believes this market diversification increases investment opportunity and decreases the risk associated with cyclical local real estate markets and economies. The following table summarizes the Company's apartment market information by geographic region and market:


                                                                                       Three Months Ended
                          As of March 31, 1998                                           March 31, 1998
---------------------------------------------------------------------        ------------------------------------
                                                                                          Average
                    Number of   Number of     % of       Carrying              Physical   Monthly    Average
                    Apartment   Apartment   Apartment     Value                Occupancy  Rental    Unit Size
Market             Communities    Homes      Homes     (in thousands)             **       Rates*  (Square Feet)
---------------------------------------------------------------------          ---------------------------------

Raleigh, NC             11        3,484          6%    $  151,813                92.5%     $652         925
Richmond, VA            12        3,518          5%       121,395                92.1%      583         889
Greensboro, NC          10        2,638          4%       115,166                79.5%      578         863
Eastern NC              10        2,530          4%       101,455                88.3%      584         924
Baltimore, MD            8        1,746          3%        78,322                91.3%      670         864
Washington, DC           6        1,483          2%        66,272                90.4%      693         830
Hampton Roads, VA        8        1,830          3%        62,325                90.7%      551         874
Fayetteville, NC         3          884          1%        40,419                89.7%      564         899
Eastern Shore, MD        4          784          1%        33,772                97.4%      645         935
Other Virginia           6        1,156          2%        46,642                80.8%      601         870
Delaware                 2          368          1%        17,433                93.2%      613         892
Other North Carolina     1          168           --        7,401                94.3%      582         836
Charlotte, NC           13        3,009          4%       132,435                88.7%      635         970
Columbia, SC            12        3,534          5%       115,711                94.1%      509         859
Memphis, TN              7        2,427          4%       106,161                91.3%      525         302
Nashville, TN            8        2,116          3%        94,606                92.2%      598         952
Atlanta, GA              6        1,462          2%        64,386                90.8%      616         901
Greenville, SC           8        1,718          3%        60,661                87.5%      523         882
Other Georgia            2          468           --       21,844                91.4%      643       1,140
Other South Carolina     2          408           --       13,005                91.6%      421         908
Alabama                  1          242           --       10,990                92.5%      519       1,097
Orlando                 12        3,584          5%       155,548                94.1%      617         784
Tampa                   11        3,105          4%       111,964                95.8%      588         966
Miami/Ft. Lauderdale     4          960          1%        62,091                93.2%      806       1,092
Jacksonville             3        1,157          2%        55,053                91.4%      604         872
Other Florida            7        1,646          2%        68,710                95.6%      577         842
Dallas, TX ***          29        8,954         13%       371,073                93.2%      595         590
Houston, TX ***         23        5,783          8%       185,751                90.8%      544         379
Phoenix, AZ ***          7        1,980          3%       118,745                94.3%      650         328
San Antonio, TX          5        1,983          3%        88,198                91.2%      619         847
Washington State ***     3          812          1%        43,473                  --       --          --
Tucson, AZ ***           8        1,112          2%        28,909                  --       --          --
New Mexico ***           4          758          1%        28,251                90.5%      549         729
Austin, TX               2          542          1%        22,440                89.6%      592         713
Arkansas                 2          512          1%        20,966                92.5%      576         821
Nevada                   1          384           --       20,308                84.3%      650         837
Other Texas              2          496           --       15,851                89.2%      524         738
Oklahoma                 1          316           --        9,567                88.9%      459         756
                       ----------------------------------------------          ------------------------------
           Total       264       70,057        100%    $2,869,112                91.3%     $594         742
                       ==============================================          ===============================

* Average monthly rental rates represent potential rent collections (gross potential rents less market adjustments), which approximate net effective rents. These figures exclude 1998 acquisitions.

** Physical occupancy is defined as rental income (potential rental collections less vacancy loss, management units, units held out of service and move-in concessions) divided by potential collections (gross potential rent less management units, units held out of service and move-in concessions) for the period, expressed as a percentage.

*** Physical Occupancy, Average Monthly Rental Rates and Average Unit Size are not available for the communities included in these markets which were acquired on March 27, 1998 in connection with the acquisition of ASR Investment Corporation.

Liquidity and Capital Resources
As a qualified real estate investment trust ("REIT"), the Company distributes a substantial portion of its cash flow to its shareholders in the form of quarterly distributions. The Company believes that cash provided by operations will be adequate to meet normal operating requirements and payment of distributions by the Company in accordance with REIT requirements in both the short and long term. For the three months ended March 31, 1998, the Company's cash flow from operating activities exceeded cash distributions paid to preferred and common shareholders and operating partnership unitholders by $1.2 million. The Company utilizes a variety of primarily external financing sources to fund portfolio growth, major capital improvement programs and balloon debt payments. The Company's bank lines of credit generally have been used to temporarily finance these expenditures, and subsequently this short-term bank debt has been replaced with longer term debt or equity. At March 31, 1998, the Company had cash and cash equivalents of $6.0 million and amounts available under its credit facilities aggregating $70.5 million. The following discussion explains the changes in net cash provided by operating activities, net cash used for investing activities and net cash provided by financing activities which are presented in the Company's Consolidated Statements of Cash Flows.

Operating Activities
For the quarter ended March 31, 1998, the Company's cash flow from operating activities increased $3.0 million over the same period last year. This increase is primarily due to the increased operating income from the Company's acquired apartment communities, as well as increases in property operating income within the Company's mature apartment portfolio achieved through higher rental rates and decreased property operating expenses as discussed below and under "Results of Operations".

Investing Activities
During the three months ended March 31,1998, net cash used for investing activities was $78.0 million compared to $107.1 million for the same period last year. Changes in the level of investing activities from period to period primarily reflect the changing levels of the Company's acquisition, capital expenditure and development programs.

Acquisitions
The Company seeks to acquire apartment communities that can provide returns on investment in excess of the Company's cost of capital. These acquisitions typically are projected to provide first year weighted average returns on average investment of approximately 9-9 1/2% with the prospect for future cash flow growth and appreciation. The Company expects to purchase between 8,000 and 10,000 apartment homes in individual and portfolio transactions at an aggregate cost ranging from $350 million and $450 million during 1998 (excluding ASR).

During the first three months of 1998, the Company acquired six apartment communities with 2,076 apartment homes at a total cost (including closing costs) of $95.9 million or $46,200 per home. The communities acquired by market were as follows:




                                                                                                        Purchase
                           Purchase                                               No. Apt.     Year        Price           Cost
Location                     Date         Name                                    Homes        Built   (thousands)        per Home
----------------------------------------------------------------------------------------------------------------------------------
Memphis, Tennessee         01/09/98       The Trails at Kirby Parkway (a) (b)      376         1987      $16,757          $44,566
                           01/09/98       Cinnamon Trails                          208         1989        9,531           45,823
                           01/09/98       The Trails at Mount Moriah (a) (b)       630        1990/91     28,026           44,486
                           02/06/98       Dogwood Creek (b) (c)                    278         1997       18,446           66,353
Phoenix, Arizona           01/09/98       The Village at North Park                320         1983       15,056           47,050
Dallas, Texas              01/30/98       Summit Ridge (b)                         264         1983        8,034           30,430
                           ------------------------------------------------------------------------------------------------------
                           Total/Weighted Average                                2,076         1989      $95,850          $46,171



              (a) These two properties are operating as one apartment community named The Trails.
              (b) The Company assumed four mortgage notes aggregating $43.0 million with a weighted average interest rate of 7.6% in connection with the acquisition of these apartment communities.
              (c) The Company issued 130,416 Operating Partnership Units valued at $1.9 million in connection with this community.

On April 17, 1998, the Company acquired a portfolio of eight apartment communities with 1,970 apartment homes in a portfolio transaction valued at approximately $71 million. Seven of the communities are located in San Antonio, Texas and one is located just east of Dallas. In connection with the transaction, the Company issued 481,251 shares of common stock and 1,023,725 operating partnership units valued at $14.75 each for an aggregate equity value of $22 million and assumed eight mortgage loans totaling $44 million with a weighted average interest rate of 8.4%. The acquisition of this portfolio allowed the Company to nearly double its presence in San Antonio and achieve its objective of gaining size in existing markets.

Mergers
On March 27, 1998, the Company completed the acquisition of ASR Investments Corporation in a statutory merger. ASR was a publicly-traded multifamily REIT with apartment communities located in Arizona, Texas, New Mexico and the state of Washington. Each share of ASR's common stock was exchanged for 1.575 shares of the Company's common stock. The acquisition was structured as a tax-free transaction and was treated as a purchase for accounting purposes. In connection with the acquisition, the Company acquired primarily real estate assets totaling $313.7 million. Consideration given by the Company included 7,742,839 shares of the Company's common stock valued at $14 per share for an aggregate equity value of $108.4 million plus the issuance of 1,529,990 Units in the ASR Operating Partnership valued at $21.4 million. In addition, the Company assumed, at fair value, mortgage debt totaling $179.4 million and other liabilities of $13.6 million.

Combining ASR's 7,550 apartment homes and the Company's 62,507 apartment homes created a portfolio of 70,057 homes located throughout 24 major markets. The Merger both strengthened the Company's position in several long-term growth markets in the Southwest and established an initial presence in the Northwest where the Company plans to make additional acquisitions in the future. The 7,550 apartment homes had a weighted average year built of 1984 and are geographically distributed as follows:

                                     Number of                 Number of
City/State                      Apartment Communities       Apartment Homes
------------------------        ---------------------       ---------------
Houston, Texas                         14                          2,261
Dallas, Texas                           8                          1,889
Tucson, Arizona                         8                          1,112
Phoenix, Arizona                        3                            928
Albuquerque, New Mexico                 3                            548
Washington                              3                            812
                                      ---                         ------
         Total                         39                          7,550
                                      ===                          =====

Real estate under development
Consistent with the Company's acquisition strategy, development activity is focused primarily in its major markets. During the first three months of 1998, the Company invested approximately $12.6 million in development projects on nine apartment communities, including four new apartment communities, two additional phases to existing apartment communities and three parcels of undeveloped land.

At March 31, 1998, the Company had 1,338 apartment homes under development as outlined below (dollars in thousands, except cost per home):




                                                                      Development  Estimated   Estimated    Expected
                                             No.  Apt.     Completed     Costs    Development    Cost      Completion
Property              Location                Homes       Apt. Homes    to Date      Cost       Per Home      Date
---------------------------------------------------------------------------------------------------------------------
New Apartment Communities

Dominion Franklin     Nashville, TN            360            --       $ 10,542    $23,334     $ 64,800       1Q99
Ashlar I              Fort Myers, FL           260            --          2,915     18,566       71,400       1Q99
Sierra Foothills      Phoenix, AZ              322            --          1,610     21,062       65,400       1Q99
Ranchstone            Houston, TX              216            --            926     11,118       51,500       1Q99
                                             ----------------------------------------------------------
                                             1,158            --         15,993     74,080       64,000
Additional Phases
Mill Creek II         Wilmington, NC           180            --          5,329     12,081       67,100       3Q98
                                             -----------------------------------------------------------

Land Held for Development
Indian Creek          Dallas, TX                --            --          2,980       --           --          --
Ashlar II             Fort Myers, FL            --            --          1,127       --           --          --
Wimbledon II          Dallas, TX                --            --            645       --           --          --
Other                                           --            --            925       --           --          --
                                              ----------------------------------------------------------
                                                --            --             --       --           --
                                              ----------------------------------------------------------
                                             1,338            --        $26,999   $ 86,161      $64,400
                                             ===========================================================



The Company completed the following development project during the first quarter of 1998 (dollars in thousands, except cost per home):



                                                     Development   Estimated
                                          No. Apt.     Costs      Development    Cost           Date of        % Leased
Property              Location             Homes       to Date       Cost       Per Home      Completion       at 3/31/98
--------------------------------------------------------------------------------------------------------------------------
Additional Phases
Oak Forest II*        Dallas, TX            260       $11,775      $13,375      $51,400          1Q98           79%
                                            ============================================

* Oak Forest has been substantially completed, although some costs associated with development were still outstanding as of March 31, 1998.



During 1998, the Company expects to start another 1,700 apartment homes in five different markets, investing approximately $100 million on the development of new apartment communities and additional phases to existing communities which are anticipated to provide stabilized returns on investment exceeding 10%.

Capital Expenditures
During the first quarter of 1998, the Company invested $12.5 million on capital improvements to its apartment portfolio. During this period, capitalized expenditures averaged $752 per home (on an annualized basis) for all apartment homes acquired prior to 1996. Capital expenditures for the full year 1998 are expected to be at or below 1997 levels.

Disposition of investments
In an effort to upgrade its apartment portfolio, the Company continually undertakes portfolio review analyses with the objective of identifying properties that no longer meet the Company's investment objectives due to size, location, age, quality and/or performance. Since the Company began its disposition program in the second half of 1997, approximately $200 million of real estate owned has been sold. These sales will allow the Company to reduce the age of its existing portfolio, which should result in lower operating expense and capital expenditure growth associated with the older properties. The Company intends to sell approximately $75 million of communities each quarter until the end of the year, at which time it is believed the majority of the disposition program will be complete. The sales are initially dilutive to earnings as the initial returns on investment on higher quality apartments are approximately 100 to 125 basis points lower than the return on investment on the communities being sold. The net proceeds from these sales will be primarily used to acquire apartment communities that will provide higher long term returns on investment than the communities being sold.

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

On April 24, 1998, the Company sold a portfolio of eleven Southeast apartment communities located in the Southeast containing 2,303 homes, which had a weighted average age of 24 years for an aggregate sales price of $69.4 million. For income tax purposes, eight of the eleven communities sold were structured to qualify as a tax deferred exchange so that the related capital gain will be deferred. The Company will realize an approximate $20 million gain on the sale for financial reporting purposes in the second quarter of 1998.

Financing Activities
Net cash provided by financing activities during the three months ended March 31, 1998 was $53.5 million compared to $85.2 million for the same period last year.

Cash provided by financing activities
During the first quarter of 1998, the Company entered into two separate transactions to sell its common stock to Unit Investment Trust's ("UIT"). In February 1998, the Company issued 1.7 million shares of its common stock at a gross sales price of $14.31 per share to a UIT. In March 1998, the Company issued 1.1 million shares of its common stock at a gross sales price of $14.19 to a second UIT. The net proceeds from the two UIT's aggregating $38.0 million were primarily used to curtail bank debt.

The Company issued 945,921 shares of its common stock and received $12.9 million under its Dividend Reinvestment and Stock Purchase Plan (the "Plan") during the first quarter of 1998 which included $9.8 million in optional cash investments and $3.1 million of reinvested dividends.

Depending upon the volume and timing of acquisition activity, the Company anticipates raising additional debt and equity capital during the next twelve months to finance capital requirements while striving to minimize the overall cost of capital. However, acquisition activity is expected to be funded primarily with the proceeds from the sales of apartment communities.

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

For the three months ended March 31, 1998, FFO increased 14.3% to $32.9 million, compared with $28.8 million for the same period last year. The increase in FFO was principally due to the increased net rental income from the Company's non-mature apartment homes acquired and developed subsequent to January 1, 1997.



                                                                     Three Months Ended
                                                                         March 31,
                                                                      (in thousands)
                                                                ----------------------------
                                                                  1998       1997   % Change
                                                                ----------------------------
Calculation of funds from operations:
Income before gains on sales of investments and minority
   interest of unitholders in operating partnership            $ 17,578    $15,024     17.0%
Adjustments:
   Real estate depreciation                                      20,928     16,162     29.5%
   Dividends to preferred shareholders                           (5,650)    (2,428)   132.7%
                                                               -----------------------------
Funds from operations                                          $ 32,856    $28,758     14.3%
                                                               =============================



Results of Operations
The Company's net income is primarily generated from the operations of its apartment communities. For purposes of evaluating the Company's comparative operating performance, the Company categorizes its apartment communities into two categories, mature and non-mature. For the 1998 versus 1997 comparison, these communities are as follows: (i) mature--those communities acquired, developed and stabilized prior to January 1, 1997 and held throughout both the first quarter of 1998 and 1997 and (ii) non-mature--those communities acquired, developed or sold subsequent January 1, 1997.

The Company's apartment operations are divided into four geographic regions, each of which constitutes a core operating unit. Based on the total number apartment homes, the Northern Region constitutes 29.4% of the Company's apartment portfolio and includes Delaware, Maryland, Virginia and northern North Carolina. The Southern Region constitutes 22.0% of the Company's portfolio and includes Charlotte, North Carolina, South Carolina, Georgia, Tennessee and Alabama. The Florida Region includes the entire state of Florida or 14.9% of the Company's apartment portfolio, while the Western Region constitutes 33.7% of the Company's apartment portfolio and includes Texas, Arkansas, Oklahoma, Nevada, New Mexico, Arizona and Washington.

For the three months ended March 31, 1998, the Company reported increases over the same period last year in rental income, income before gains on sales of investments and minority interest of unitholders in operating partnership and net income. The non-mature apartment homes provided a substantial portion of the aggregate reported increases. However, compared to the same period last year, net income available to common shareholders decreased $3.2 million at quarter end March 31, 1998, with corresponding decreases of $.04 for basic and diluted earnings per share, respectively. Net income available to common shareholders for the first quarter of 1997 included a $2.1 million gain ($.02 per share) on the sale of investments, while no such gains were recorded in the current quarter. Additionally, net income available to common shareholders for the first quarter of 1998 was reduced by $3.2 million ($.03 per share) of dividends to holders of the Company's Series B preferred stock, issued in May 1997.

All Apartment Communities

The operating performance of the Company's 264 apartment communities with 70,057 apartment homes for the three months ended March 31, 1998 and 217 apartment communities with 58,473 apartment homes for the three months ended March 31, 1997, respectively, is summarized in the chart below (dollars in thousands):


                                                                1998         1997     % Change
                                                           -----------------------------------

Property rental income                                     $   103,865    $ 89,217     16.4%
Property operating expenses (excluding
     depreciation and amortization)                            (40,872)    (37,380)     9.3%

                                                           ----------------------------------
Property operating income                                  $    62,993    $ 51,837     21.5%
                                                           ==================================


Weighted average number
     of  apartment homes                                        63,005      56,288     11.9%
Physical occupancy                                                  91.3%       91.4%  (0.1%)


Due to the acquisition and development of 19,270 apartment homes since January 1, 1997, the weighted average number of apartment homes increased 11.9% to 63,005 for the three months ended March 31, 1998, which resulted in significant increases in property rental income and property operating expenses.

Mature Apartment Communities
The operating performance for the Company's 192 mature apartment communities with 50,787 apartment homes for the three months ended March 31, 1998 is summarized in total and by geographic region below (dollars in thousands):

Total Mature Operating Performance

<CAPTION



                                            1998             1997         % Change
                                         ------------------------------------------
Property rental income                   $ 84,568         $ 81,425           3.9%
Property operating expenses (excluding
     depreciation and amortization)       (32,931)         (33,853)         (2.7%)
                                         ------------------------------------------
Property operating income                $ 51,637         $ 47,572           8.5%
                                         ==========================================

Physical occupancy                             92.4%            91.9%        0.5%
Average monthly rents                    $    590         $    569           3.5%


Mature Operating Performance (By Geographic Region)


                                             North                     South                  Florida
                                       1998        1997          1998        1997       1998          1997
                                      -------------------    -----------------------    -------------------
Property rental income                $ 31,219   $ 30,500     $ 19,619    $ 18,738      $ 15,759   $ 14,985
Property operating
   expenses (excluding
   depreciation and amortization)      (11,005)   (11,592)      (8,236)     (8,368)       (6,463)    (6,865)
                                      -------------------    -----------------------    -------------------
Property operating income             $ 20,214   $ 18,908     $ 11,383    $ 10,370      $  9,296   $  8,120
                                      ===================   ========================     ==================

Physical occupancy                        90.8%      91.9%        92.6%       89.6%         94.8%      93.7%
Average monthly rents                 $  604      $ 582       $  552      $  538        $  615     $  590







                                                West                     Total
                                          1998         1997       1998          1997
                                        ----------------------    ---------------------
Property rental income                  $ 17,971    $ 17,202      $ 84,568    $ 81,425
Property operating
   expenses (excluding
   depreciation and amortization)         (7,227)     (7,028)      (32,931)    (33,853)
                                        ----------------------    ---------------------
Property operating income               $ 10,744    $ 10,174      $ 51,637    $ 47,572
                                        ======================    ====================



Physical occupancy                          93.1%       92.8%         92.4%       91.9%
Average monthly rents                   $  588      $  568        $  590      $  569


For the three months ended March 31,1998, the Company's mature communities provided approximately 81.4 % of the Company's property rental income and 82.0% of its property operating income. During 1998, the Company's mature apartment communities continued to generate strong rent growth. Compared to the same period last year, total rental income from these apartment homes grew 3.9%, or approximately $3.1 million, reflecting an increase in average monthly rents of 3.5% to $590 per month. In part, the increase in rental income was a result of the Company's initiative and upgrade programs that have allowed the Company to increase average monthly rents above the rate of inflation. In addition, physical occupancy rose 0.5% to 92.4%, reflecting the recovery of certain major southeastern markets that had experienced declines in early 1997. The Company expects to maintain rent growth in the 3 1/2% to 4% range and economic occupancy in the 92% range during the remainder of 1998. The majority of the Company's apartment markets are in balance, providing stable occupancy and rent growth, however, occupancy in several markets is expected to experience some softness later during 1998.

For the three months ended March 31, 1998, property operating expenses at these communities decreased 2.7%, or $0.9 million, resulting in a decrease in the operating expense ratio of 2.6% to 38.9%. This decline is primarily the result of two factors: (i) lower utility expenses directly attributable to the Company's water sub-metering initiative and (ii) overall decreases in repairs and maintenance and other operating expenses. The decreases in repairs and maintenance and other operating expenses occurred as the Company has begun to benefit from its upgrade program. In addition, the Company has taken advantage of economies of scale due to its increased size and centralized purchasing. The Company's objective is to maintain rental expense growth below the 2% range during the remainder of 1998.

Non-Mature Communities

The operating performance for the three months ended March 31, 1998 for the Company's 72 non-mature apartment communities with 19,270 apartment homes is summarized in the chart below (dollars in thousands):


                                                                          Sales               Development
                           1997 Acquisitions    1998 Acquisitions       Properties            Properties          Total Non-Mature
                          1998          1997   1998          1997   1998         1997     1998         1997      1998         1997
                         -----------------  ---------------------  ------------------  --------------------   ---------------------
Property rental income   $13,939    $1,102  $ 2,938     $   --    $ 700      $ 6,361   $ 1,720    $     329   $ 19,297     $ 7,792
Property operating
  expenses (excluding
  depreciation and
  amortization)           (5,855)     (316)    (926)        --     (436)      (3,108)     (724)        (103)    (7,941)     (3,527)
                         -----------------  --------------------  ------------------   --------------------   --------------------
Property operating
  income                 $ 8,084    $  786  $ 2,012     $   --    $ 264      $ 3,253   $   996    $     226   $ 11,356     $ 4,265
                         =================  ====================  ==================   ====================   ====================


For the three months ended March 31, 1998, the Company's non-mature apartment communities provided approximately 18.6% of the Company's property rental and other income and 18.0% of its property operating income. For the quarter ended March 31, 1998, these communities had physical occupancy of 86.8% (including Development Properties undergoing lease-up) and an operating margin of 58.8%.

1997 Acquisitions
The 27 apartment communities containing 8,524 apartment homes (net of one resold) included in this category had average monthly rental rates of $594, physical occupancy of 90.2% and an operating margin of 58.0% for the first quarter of 1998. The first year return on investment for these communities for the three months ended March 31, 1998, on an average investment of approximately $345 million, was 9.3% which approximates the Company's initial estimates.

1998 Acquisitions
Included in this category are the following: (i) the six communities with 2,076 apartment homes acquired by the Company during the first quarter of 1998 which are projected to have a first year return on investment in the 9 1/2% range and
(ii) the 39 communities with 7,550 apartment homes included in the ASR portfolio acquired on March 27, 1998 which are projected to have a first year return on investment in the 9% range. These communities did not have a material impact on the first quarter 1998 results of operations, primarily since the ASR communities were owned for only 4 days during the first quarter of 1998.

Sales
Included in this category are the 17 communities with 4,976 apartment homes sold as part of the Company's disposition program (see Disposition of investments under Liquidity and Capital Resources) since January 1, 1997 (five communities with 2,406 apartment homes were sold during the first quarter of 1998). These communities did not have a material impact on the first quarter 1998 results of operations.

Development
This represents the 1,120 homes developed at various times since January 1, 1997. These communities did not have a material impact on the first quarter 1998 results of operations.

Real Estate Depreciation
Real estate depreciation increased $4.8 million or 29% for the three months ended March 31, 1998 over the same period last year. This increase is directly attributable to the addition of depreciable real estate assets as a result of the Company's acquisition, development and capital expenditure programs.

Interest Expense
Interest expense increased $3.7 million for the three months ended March 31, 1998 over the same period last year. The weighted average amount of debt employed during the first three months of 1998 was higher than it was for the same period during 1997 ($1.2 billion in 1998 versus $1.0 billion in 1997). The weighted average interest rate on this debt was slightly higher than it was during the same period last year, rising from 7.3% in 1997 to 7.4% in 1998. For the three months ended March 31, 1998 and 1997, total interest capitalized was $536,000 and $479,000, respectively.

General and Administrative
During the three months ended March 31, 1998, general and administrative expenses increased by $330,000 or 18.0% over the same period last year due to the increased size of the Company. In 1998, the Company incurred increases in most of its general and administrative expense categories, as it invested heavily in its personnel and technological infrastructure as part of a strategic plan to position the Company for future growth. Despite the significant improvement of its infrastructure, the Company has been able to keep general and administrative expenses flat year over year as a percentage of rental income.

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

         None

Item 3. DEFAULT UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 12, 1998, the Company held its Annual Meeting of Shareholders. A total of 76,312,225 shares of common stock, representing 83% of the shares outstanding and entitled to vote as of the March 12, 1998 record date were presented in person or by proxy and constituted a quorum.

         At the meeting twelve (12) directors were re-elected. Each director will serve an approximate one (1) year term until the Company's next Annual Meeting. The following persons were elected Directors with each receiving at least 75,219,483 shares, representing 81.9% of the total number of shares entitled to vote at the meeting and 98.6% of the shares voted: Jeff C. Bane,
R. Toms Dalton, James Dolphin, Jon A. Grove, Barry M. Kornblau, John P. McCann, H. Franklin Minor, Lynne B. Sagalyn, Mark J. Sandler, Robert W. Scharar, John S. Schneider and C. Harmon Williams, Jr.

         The 1985 Stock Option Plan (the "Plan") was amended as follows: (i) limit the number of shares of Common Stock issuable on the exercise of options outstanding at any time to 8% of the number of Common Stock issued and outstanding at that time, subject to a maximum aggregate limit of shares that may be issued upon the exercise of options granted under the Plan to 10,000,000, and (ii) allow optionees to pay the exercise price of the options in installments. The 1985 Stock Option Plan amendments received shares, representing 44.9% of the total number of shares entitled to vote at the meeting and 82.9% of the shares voted.

         The proposal to amend the Articles of Incorporation (the "Articles") to create a new class of equity security (Classified Common Stock) was defeated. With respect to the proposed amendments to the Articles to conform the voting rights of the Preferred Shareholders to the NYSE Listing manual - the meeting was adjourned to a date to be determined no later than July 31, 1998, as a quorum of preferred shareholders was not present.

Item 5. OTHER INFORMATION

         None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed on the accompanying index to exhibits are filed as part of this quarterly report.

(b) A Form 8-K dated March 27, 1998 was filed with the Commission on April 13, 1998. The filing reported the merger of ASR Investment Corporation into a wholly-owned subsidiary of the Company on March 27, 1998

         A Form 8-K dated February 17, 1998 was filed with the Commission on February 17, 1998. The filing contained the Pro Forma Financial Statements of the Company for the nine months ended September 30, 1997 and the twelve months ended December 31, 1996.

         A Form 8-K dated February 13, 1998 was filed with the Commission on February 13, 1998. The filing reported the Results of Operations of the Company for the twelve months and quarter ended December 31, 1997.

         A Form 8-K dated January 27, 1998 was filed with the Commission on February 4, 1998. The filing contained the Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC.

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


Exhibit           Description                                 Location
-------           --------------------------------            --------------------------------------


1(a)              Underwriting Agreement dated                Filed herewith.
                  February 18, 1998, between the
                  Company and A.G. Edwards & Sons, Inc.

1(b)              Underwriting Agreement dated                Filed herewith.
                  March 24, 1998 between the
                  Company and Wheat, First Securities, Inc.

2(a)              Agreement and Plan of Merger dated          Exhibit 2(a) to the Company's Form S-4 Registration
                  as of December 19, 1997, between            Statement (Registration No. 333-45305) filed with
                  the Company, ASR Investment                 the Commission on January 30, 1998.
                  Corporation and ASR Acquisition Sub,
                  Inc.


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

3(a)(i)           Amendment of Articles of                    Exhibit 3 to the Company's Form 8-A
                  Incorporation                               Registration Statement dated February 4,
                                                              1998.

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

4(i)(c)           Form of Certificate for Shares
                  of 8.60% Series B Cumulative                Exhibit 1(e) to the Company's Form 8-A
                  Redeemable Preferred Stock                  Registration Statement dated June 11, 1997.


<CAPTION

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

10(iii)           Employment Agreement between                Exhibit 10(iv) to the Company's Annual
                  the Company and John S. Schneider           Report on Form 10-K for the year ended
                  dated December 14, 1996.                    December 31, 1996.

10(iv)            1985 Stock Option Plan,                     Exhibit 10(vii) to the Company's Quarterly
                  as amended.                                 Report on Form 10-Q for the quarter ended
                                                              March 31, 1997.

10(v)             1991 Stock Purchase and Loan                Exhibit 10(viii) to the Company's Quarterly Report
                  Plan.                                       on Form 10-Q for the quarter ended March 31, 1997.

10(vi)            Second Amended and Restated                 Exhibit 10(ix) to the Company's Quarterly Report on
                  Agreement of Limited Partnership of         Form 10-Q for the quarter ended September 30,1997.
                  United Dominion Realty, L.P.
                  Dated as of August 30, 1997.




10(vi)(a)         Subordination Agreement dated               Filed herewith.
                  April 16, 1998, between the
                  Company and United Dominion
                  Realty, L.P.

12                Computation of Ratio of Earnings            Filed herewith.
                  to Fixed Charges.


SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Dominion Realty Trust, Inc.
----------------------------------
          (registrant)


Date: May 15, 1998                         /s/ James Dolphin
------------------------------------       -----------------
                                            James Dolphin
                                            Executive Vice President and Chief
                                               Financial Officer