Form 10-Q
period 1998-06-30
UNITED DOMINION REALTY TRUST INC
filed 1998-08-14
CIK 74208

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

                  For the quarterly period ended June 30, 1998

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

                             Yes     X        No


                      APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 7, 1998:

Common Stock:     103,472,610

                       UNITED DOMINION REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except for share data)
                                   (Unaudited)



                                                                                  June 30,                      December 31,
                                                                                    1998                            1997
-------------------------------------------------------------------------------------------------------------------------------

ASSETS

Real estate owned:
     Real estate held for investment                                        $        2,813,957              $        2,281,438
          Less: accumulated depreciation                                               242,803                         200,506
                                                                               ----------------                ----------------
                                                                                     2,571,154                       2,080,932
     Real estate under development                                                      43,811                          24,598
     Real estate held for disposition                                                  104,864                         166,501
Cash and cash equivalents                                                               11,575                             473
Other assets                                                                            97,796                          41,221
                                                                               ----------------                ----------------
     Total assets                                                           $        2,829,200              $        2,313,725
                                                                               ================                ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable-secured                                                       $          623,248              $          417,325
Notes payable-unsecured                                                                827,881                         738,901
Distributions payable to common and preferred shareholders                              29,867                          25,607
Accounts payable, accrued expenses and other liabilities                                73,085                          58,842
                                                                               ----------------                ----------------
     Total liabilities                                                               1,554,081                       1,240,675

Minority interest of unitholders in operating partnership                               51,675                          14,693

Shareholders' equity:
     Preferred stock, no par value; $25 liquidation preference,
       25,000,000 shares authorized;
          4,200,000 shares 9.25% Series A Cumulative Redeemable                        105,000                         105,000
          6,000,000 shares 8.60% Series B Cumulative Redeemable                        150,000                         150,000
     Common stock, $1 par value; 150,000,000 shares authorized
          101,988,375 shares issued and outstanding (89,168,442 in 1997)               101,988                          89,168
     Additional paid-in capital                                                      1,070,440                         906,307
     Notes receivable from officer-shareholders                                         (8,333)                         (8,806)
     Distributions in excess of net income                                            (195,651)                       (183,312)
                                                                               ----------------                ----------------
     Total shareholders' equity                                                      1,223,444                       1,058,357
                                                                               ================                ================
     Total liabilities and shareholders' equity                             $        2,829,200              $        2,313,725
                                                                               ================                ================





     See accompanying notes.

                       UNITED DOMINION REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                 Three Months Ended June 30,     Six Months Ended June 30,
                                               -------------------------------  ---------------------------
                                                     1998            1997          1998          1997
                                                ------------------------------- ---------------------------

  Revenues
      Rental income                                   $118,176        $95,341    $222,275     $185,312
      Interest and other non-property income             1,147            137       2,159          388
                                                  -------------    ----------   ---------     --------
                                                       119,323         95,478     224,434      185,700

  Expenses
      Rental expenses:
         Utilities                                       6,140         5,658       11,945       12,124
         Repairs and maintenance                        15,681        14,206       28,035       26,179
         Real estate taxes                              10,343         7,796       19,341       14,907
         Property management                             4,638         3,297        7,920        6,074
         Other operating expenses                       12,516         9,959       23,031       19,235
    Real estate depreciation                            25,548        19,127       46,476       35,289
    Interest                                            25,736        19,769       48,561       38,919
    General and administrative                           2,539         1,820        4,618        3,653
    Other depreciation and amortization                    795           395        1,541          845
                                                    ----------  ------------  -----------  -----------
                                                       103,936        82,027      191,468      157,225
                                                    ----------  ------------  -----------  -----------
Income before gains on sales of investments,
  minority interest unitholders in
  operating partnership and extraordinary item          15,387        13,451       32,966       28,475
Gains on sales of investments                           20,721         1,254       20,461        3,374
                                                    ----------  ------------  -----------  -----------
Income before minority interest of unitholders in
  operating partnership and extraordinary item          36,108        14,705       53,427       31,849
Minority interest of unitholders in operating
  partnership                                             (987)          (28)      (1,122)         (59)
                                                    ----------  ------------  -----------  -----------
Income before extraordinary item                        35,121        14,677       52,305       31,790
Extraordinary item-early extinguishment of debt           (116)           --         (116)          --
                                                    ----------  ------------  -----------  -----------
Net income                                              35,005        14,677       52,189       31,790
Dividends to preferred shareholders                     (5,653)       (3,611)     (11,303)      (6,039)
                                                    ----------  ------------  -----------  -----------
Net income available to common shareholders            $29,352       $11,066      $40,886      $25,751
                                                    ==========  ============  ===========  ===========

Earnings per common share:
    Basic earnings per common share                      $0.29         $0.13        $0.42        $0.30
                                                    ==========  ============  ===========  ===========
    Diluted earnings per common share                    $0.29         $0.13        $0.42        $0.30
                                                    ==========  ============  ===========  ===========

Distributions declared per common share                $0.2625       $0.2525      $0.5250      $0.5050
                                                    ==========  ============  ===========  ===========

Weighted average number of common shares
 outstanding-basic                                     101,562        86,877       96,244       85,967
Weighted average number of common shares
 outstanding-diluted                                   105,145        87,036       98,666       86,157


See accompanying notes.

                       UNITED DOMINION REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



Six months ended June 30,                                              1998               1997
-------------------------------------------------------------------------------------------------
Operating Activities
     Net income                                                     $  52,189          $  31,790
     Adjustments to reconcile net income to cash provided
          by operating activities:
        Depreciation and amortization                                  48,017             36,134
        Minority interest of unitholders in operating partnership       1,122                 59
        Gains on sales of investments                                 (20,461)            (3,374)
        Amortization of deferred financing costs                          965                810
        Changes in operating assets and liabilities:
             Increase/(decrease) in operating liabilities                (695)             2,473
             Increase in operating assets                              (1,307)            (4,572)
                                                                      --------           --------
Net cash provided by operating activities                              79,830             63,320

Investing Activities
     Acquisition of real estate, net of liabilities assumed          (129,049)          (150,615)
     Capital expenditures                                             (33,937)           (45,966)
     Development of real estate assets                                (30,075)           (24,861)
     Net proceeds from sales of investments                            85,684             27,089
     Proceeds from interest rate hedge transaction                         --              1,538
     Issuance of and payments on notes receivable                     (12,951)             2,142
     Net cash acquired in acquisition of ASR Investments Corporation      330                 --
                                                                      --------           --------
Net cash used in investing activities                                (119,998)          (190,673)

Financing Activities
     Net proceeds from the issuance of common stock                    38,876             59,670
     Net proceeds from the sale of preferred stock                         --            145,275
     Net proceeds from the issuance of common stock through the
          dividend reinvestment and stock purchase plan                29,017             14,538
     Gross proceeds from the issuance of unsecured notes payable           --            125,000
     Net borrowings/(repayments) of short-term bank debt               96,900           (104,750)
     Distributions paid to preferred shareholders                     (11,303)            (4,856)
     Distributions paid to common shareholders                        (48,963)           (41,482)
     Distributions paid to minority interest unitholders               (2,586)               (67)
     Scheduled principal payments on secured notes payable             (3,192)            (2,773)
     Gross proceeds from the issuance of secured notes payable          7,770                 --
     Non-scheduled payments on secured notes payable                  (46,431)            (3,350)
     Payments on unsecured notes payable                               (7,504)           (63,414)
     Payment of financing costs                                        (1,314)            (1,594)
                                                                      --------           --------
Net cash provided by financing activities                              51,270            122,197

Net increase (decrease) in cash and cash equivalents                   11,102             (5,156)
Cash and cash equivalents, beginning of period                            473             13,452
                                                                      --------           --------

Cash and cash equivalents, end of period                            $  11,575          $   8,296
                                                                      ========           ========

Supplemental Information:
     Interest paid during the period                                $  48,496          $  37,628
     Non-cash transactions associated with the acquisition
      of properties:
        Secured debt assumed through the acquisition of properties     86,626             22,063
        Issuance of operating partnership units                        17,617                 --
        Issuance of common stock                                        1,077                 --
     Non-cash transactions associated with the acquisition of
      ASR Investment Corporation:
        Real estate assets acquired                                   313,700                 --
        Other operating assets acquired                                 8,848
        Issuance of common stock                                      108,456                 --
        Issuance of operating partnership units                        21,420                 --
        Secured debt assumed                                          179,440                 --
        Operating liabilities assumed                                  13,553                 --




See accompanying notes.

                       UNITED DOMINION REALTY TRUST, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1998
                    (In thousands, except per share amounts)
                                  (Unaudited)


        Preferred Stock
        Balance, December 31, 1997                                                                      $   255,000
                                                                                                 -------------------
        Balance, June 30, 1998                                                                          $   255,000
                                                                                                 ===================

        Common Stock, $1 Par Value
        Balance, December 31, 1997                                                                      $    89,168
             Issuance of common shares through Unit Investment Trust                                          2,804
             Issuance of common shares in the acquisition of ASR Investments Corporation                      7,743
             Issuance of common shares through dividend reinvestment
                  and stock purchase plan                                                                     2,157
             Issuance of common shares in connection with the acquisition of properties                          73
             Issuance of common shares through exercise of stock options                                         43
                                                                                                 -------------------
        Balance, June 30, 1998                                                                          $   101,988
                                                                                                 ===================

        Additional Paid-in Capital
        Balance, December 31, 1997                                                                      $   906,307
             Issuance of common shares through Unit Investment Trust                                         35,150
             Issuance of common shares in the acquisition of ASR Investments Corporation                    100,713
             Issuance of common shares through dividend reinvestment
                  and stock purchase plan                                                                    26,860
             Issuance of common shares in connection with the acquisition of properties                       1,004
             Issuance of common shares through exercise of stock options                                        406
                                                                                                 -------------------
        Balance, June 30, 1998                                                                          $ 1,070,440
                                                                                                 ===================

        Notes Receivable from Officer-Shareholders
        Balance, December 31, 1997                                                                      $    (8,806)
             Principal repayments                                                                               473
                                                                                                 ===================
        Balance, June 30, 1998                                                                          $    (8,333)
                                                                                                 ===================

        Distributions in Excess of Net Income
        Balance, December 31, 1997                                                                      $  (183,312)
             Net income                                                                                      52,189
             Common stock distributions declared ($0.5250 per share)                                        (53,225)
             Preferred stock distributions declared-Series A ($1.16 per share)                               (4,856)
             Preferred stock distributions declared-Series B ($1.08 per share)                               (6,447)
                                                                                                 -------------------
        Balance, June 30, 1998                                                                          $  (195,651)
                                                                                                 ===================
        Total Shareholders' Equity                                                                      $ 1,223,444
                                                                                                 ===================


        See accompanying notes.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.  Basis of presentation

The accompanying consolidated financial statements include the accounts of United Dominion Realty Trust, Inc. and its subsidiaries, including United Dominion Realty, L.P., its Operating Partnership, (collectively, the "Company"). As of June 30, 1998, United Dominion Realty Trust, Inc. and its wholly-owned subsidiaries (collectively "United Dominion") had a 85% interest in the Operating Partnership. The financial statements of the Company include the minority interest of unitholders in the operating partnership. As of June 30, 1998, there were 13,496,109 units in the Operating Partnership outstanding, of which 11,476,448, or 85.0% were owned by United Dominion and 2,019,660 or 15.0% were owned by non-affiliated limited partners. All significant inter-company accounts and transactions have been eliminated in consolidation. In addition, in connection with the ASR merger, the Company acquired Heritage Communities L.P., a Delaware limited partnership. As of June 30, 1998, there were 4,504,243 units in the Operating Partnership outstanding, of which 2,974,253, or 66% were owned by United Dominion and 34% were owned by non-affiliated limited partners. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 1998 and results of operations for the interim periods ended June 30, 1998 and 1997. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and related notes appearing in the Company's December 31, 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. Real estate held for investment
The following table summarizes real estate held for investment:

                                          June 30,                December 31,
Dollars in thousands                        1998                     1997
-----------------------------------------------------------------------------
Land and land improvements              $   480,376               $   393,505
Buildings and improvements                2,203,077                 1,783,565
Furniture, fixtures and equipment           124,340                   100,380
Construction in progress                      6,164                     3,988
                                        -----------               -----------
Real estate held for investment           2,813,957                 2,281,438
Accumulated depreciation                   (242,803)                 (200,506)
                                        -----------               -----------
Real estate held for investment, net    $ 2,571,154               $ 2,080,932
                                        ===========               ===========

3. Notes payable - secured
Notes payable-secured, which encumber $.9 billion or 30% of the Company's real estate owned, at cost, ($2.1 billion or 70% of the Company's real estate owned, at cost, is unencumbered) consist of the following at June 30, 1998:



                                        Principal      Weighted Average      Weighted Average    No. Communities
Dollars in thousands                     Balance         Interest Rate      Years to Maturity       Encumbered
---------------------------------------------------------------------------------------------------------------------

Fixed Rate Debt
Mortgage notes payable                   $ 331,063             7.83%               4.8                   64
Tax-exempt secured notes payable           131,250             7.01%              21.8                   18
REMIC financings                            79,476             7.38%               2.5                   23
Secured notes payable (a)                   45,000             7.29%               1.1                    5
                                        -----------------------------------------------------------------------------

     Total Fixed Rate Notes                586,789             7.55%               8.1                  110

Variable Rate Debt
Secured notes payable                       26,559             6.52%               5.7                    6
Tax-exempt secured notes payable             9,900             6.13%               9.1                    2
                                        -----------------------------------------------------------------------------

    Total Variable Rate Notes               36,459             6.41%               6.4                    8
                                        -----------------------------------------------------------------------------

Total Notes Payable - Secured            $ 623,248             7.48%               8.0                  118
                                        =============================================================================



(a) Variable-rate secured notes payable which have been effectively swapped to a fixed-rate consist of a $32.7 million variable-rate secured senior credit facility which encumbers five apartment communities and two variable-rate construction notes payable aggregating $12.3 million. The Company has five interest rate swap agreements with an aggregate notional value of $45 million under which the Company pays a fixed-rate of interest and receives a variable-rate on the notional amounts. The interest rate swap agreements effectively change the Company's interest rate exposure on $45 million from a variable-rate to a weighted average fixed-rate of approximately 7.29%.

4.  Notes payable - unsecured
A summary of notes payable - unsecured is as follows:


                                                                June 30,         December 31,
Dollars in thousands                                              1998               1997
                                                          -----------------    ----------------

Commercial Banks
         Borrowings outstanding under
              revolving credit facilities                    $ 232,500             $135,600

Insurance Companies--Senior Unsecured Notes
         7.98% due March, 1999-2003 (a)                         37,143               44,571
         8.72% due November 1998                                 2,000                2,000
                                                             ---------            ---------
                                                                39,143               46,571

Other  (b)                                                       6,238                6,730
Senior Unsecured Notes - Other
         7.25% Notes due April 1999                             75,000               75,000
         8.50% Debentures due September 2024 (c)               150,000              150,000
         7.95% Medium-Term Notes due July 2006                 125,000              125,000
         7.25% Notes due January 2007                          125,000              125,000
         7.07% Medium-Term Notes due November 2006              25,000               25,000
         7.02% Medium-Term Notes due November 2005              50,000               50,000
                                                              --------             --------
                                                               550,000              550,000
                                                               -------              -------
               Total Notes Payable - Unsecured                $827,881             $738,901
                                                              ========             ========


 (a)     Payable in five equal annual principal installments of $7.4 million.

 (b) Includes $5.8 million and $6.2 million at June 30, 1998 and December 31, 1997, respectively, of deferred gains from the termination of interest rate hedge transactions.

 (c) Debentures include an investor put feature, which grants a one time option to redeem debentures in September 2004.

5.  Earnings Per Share
Basic earnings per common share is computed using net income available to common shareholders and the weighted average shares outstanding. Diluted earnings per common share is also computed using net income available to common shareholders, however, the weighted average shares outstanding are adjusted for potentially dilutive securities for the periods presented. The effect of the operating partnership units was antidilutive for the three and six months ended June 30, 1997, and is therefore not included in the following calculations. The following table sets forth the computation of basic and diluted earnings per share:


                                                      Three Months Ended                 Six Months Ended
                                                            June 30,                         June 30,
                                                  1998                1997             1998           1997
                                                 ----------------------------         ----------------------

In thousands, except per share data
-----------------------------------
Numerator:
Numerator for basic earnings per share-net
   income available to common shareholders       $ 29,352           $ 11,066          $ 40,886      $ 25,751
Effect of minority interest                           987                 --             1,122            --
                                                 --------           --------          --------      --------
Numerator for diluted earnings per share- net
   income available to common shareholders       $ 30,339           $ 11,066          $ 42,008      $ 25,751
                                                 ========           ========          ========      ========

Denominator:
Denominator for basic earnings per share-
     weighted average shares                      101,562             86,877            96,244        85,967
Effect of dilutive securities:
Operating partnership units                         3,478                 --             2,311            --
Employee stock options                                105                159               111           190
                                                 --------           --------          --------      --------
Dilutive potential common shares
     denominator for dilutive earnings per
     share-adjusted weighted average shares
     and assumed conversions                      105,145             87,036            98,666        86,157
                                                 ========           ========          ========      ========

Basic earnings per  common share                 $    .29           $    .13          $    .42      $    .30
Diluted earnings per common share                $    .29           $    .13          $    .42      $    .30



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

Information concerning unaudited pro forma results of operations for the six months ended June 30, 1998 and 1997 are set forth below. For the six months ended June 30, 1998, such pro forma information assumes the acquisition of ASR as if the transaction occurred on January 1, 1997. For the six months ended June 30, 1997, such pro forma information assumes the following transactions occurred on January 1, 1997: (i) the acquisition by the Company of 17 apartment communities with 5,659 apartment homes at a total cost of $219 million and (ii) the acquisition by ASR Investments Corporation of 22 apartment communities with 4,208 apartment homes at a total cost of $176 million.

                                                             Pro Forma
                                                          Six Months Ended
                                                              June 30
                                                         1998            1997
                                                     --------------------------

    In thousands, except per share amounts
    --------------------------------------
    Rental income                                    $  234,005       $ 223,527
    Net income available to common shareholders
            before extraordinary item                $   41,724       $  23,284
    Net income per common share before
            extraordinary item-basic                 $      .40       $     .25
    Net income per common share before
            extraordinary item-diluted               $      .39       $     .25

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

On March 19, 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus decision on Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" which provides that internal costs of identifying and acquiring operating properties should be expensed as incurred. The Company had historically capitalized, on a successful efforts basis, the direct internal costs of identifying and acquiring operating property and, accordingly, has realized an increase in expense with the adoption of this consensus on March 19, 1998. The Company does not expect the impact on earnings to be material in 1998.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133) which is required to be adopted in years beginning after June 15, 1999. Statement 133 permits early adoption as of the beginning of any fiscal quarter after its issuance, however, the Company does not anticipate adopting Statement 133 until such time as it is required. Statement 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the hedged assets, liabilities, or firm commitments are recognized through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on earnings and the financial position of the Company, however, given the Company's use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

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

The Company is engaged in the ownership, acquisition, development and operation of apartment communities throughout the country. Management's strategy is to transform the Company into a national, low cost provider of "B" and "A" quality apartment homes. The Company is implementing this strategy through the acquisition of portfolios of higher quality communities, the sale of lower quality communities, a greater commitment to development and the upgrade of older communities. The Company's investment strategy focuses on acquiring apartment communities in targeted major U.S. markets, currently 24, and geographically expanding into other major markets in the Mid West and Far West. The Company intends to continue its expansion into other areas of the United States and enter into new markets as appropriate opportunities arise. The Company seeks to be a market leader by operating a sufficiently sized portfolio of apartments within each market in order to drive down operating costs through economies of scale and management efficiencies. The Company believes this market diversification increases investment opportunity and decreases the risk associated with cyclical local real estate markets and economies.










                     [This space intentionally left blank]

The following table summarizes the Company's apartment market information by geographic market:



                                                                        Six Months Ended             Three Months Ended
                      As of  June 30, 1998                               June 30, 1998                 June 30, 1998
------------------------------------------------------------------    ---------------------        ---------------------
                                                                                     Average                     Average
                  No. of      No. of       % of       Carrying          Physical     Monthly       Physical      Monthly
                Apartment    Apartment   Apartment      Value           Occupancy    Rental       Occupancy      Rental
Market         Communities     Homes       Homes    (in thousands)         **        Rates *          **         Rates *
------------------------------------------------------------------    --------------------------------------------------
Dallas, TX***       29          8,954        13%      $  375,607          93.7%      $ 598           94.1%       $ 601
Houston, TX***      23          5,783         8%         192,395          92.1%        545           93.0%         546
San Antonio, TX     12          3,673         5%         149,243          91.7%        621           92.1%         622
Orlando, FL         12          3,584         5%         160,634          93.7%        622           93.3%         628
Raleigh, NC         11          3,484         5%         152,537          93.3%        653           94.0%         655
Columbia, SC        11          3,326         5%         111,650          93.8%        510           93.5%         512
Phoenix, AZ***       9          3,136         4%         168,176          91.0%        655           89.7%         660
Richmond, VA        10          3,091         4%         113,062          92.9%        602           93.8%         605
Tampa, FL            9          2,669         4%         100,558          95.4%        599           95.0%         602
Eastern NC          10          2,573         4%         105,257          87.1%        594           85.9%         605
Charlotte, NC       11          2,566         4%         118,879          89.2%        654           89.7%         656
Nashville, TN        9          2,416         3%         113,312          92.8%        597           93.5%         597
Memphis, TN          6          2,196         3%         100,481          89.9%        539           88.6%         540
Greensboro, NC       8          2,123         3%         100,428          82.0%        612           84.7%         612
Baltimore, MD        8          1,746         3%          78,897          92.8%        672           94.3%         673
Washington, DC       6          1,483         2%          66,561          91.5%        694           92.5%         695
Hampton Roads, VA    8          1,830         3%          62,737          91.4%        553           92.0%         554
Atlanta, GA          7          1,642         2%          76,666          91.5%        620           92.2%         623
Greenville, SC       6          1,436         2%          52,878          87.1%        528           86.7%         529
Jacksonville         3          1,157         2%          55,288          91.4%        607           91.3%         611
Tucson, AZ ***       8          1,112         2%          29,007            --          --           90.8%         425
Miami/Ft.Lauderdale  4            960         1%          62,450          92.1%        811           91.1%         815
Fayetteville, NC     3            884         1%          40,550          90.2%        565           90.8%         566
Eastern Shore, MD    4            784         1%          33,974          97.7%        648           98.0%         651
Other Florida        7          1,646         2%          71,358          94.5%        581           93.4%         585
Other Virginia       6          1,156         2%          47,203          82.4%        603           84.0%         605
Washington state***  3            812         1%          38,268            --          --           75.3%         627
Other Texas          3            776         1%          22,526          87.7%        526           86.4%         527
New Mexico***        4            758         1%          28,704          79.5%        550           76.3%         550
Austin, TX           2            542         1%          22,559          90.0%        593           90.5%         594
Arkansas             2            512         1%          21,305          92.1%        577           91.6%         578
Other Georgia        2            468         1%          22,049          89.1%        646           86.8%         650
Other South Carolina 2            408         1%          13,174          89.9%        423           88.3%         425
Nevada               1            384        --           20,401          81.7%        648           79.0%         645
Oklahoma             1            316        --            9,605          89.8%        457           90.6%         454
Alabama              1            242        --           11,087          91.1%        519           89.7%         519
Delaware             2            368        --           17,466          93.8%        614           94.5%         615
Other North Carolina 1            168        --            7,458          93.1%        585           91.9%         588
-----------------------------------------------------------------------------------------------------------------------
Total              264         71,164       100%      $2,974,390          91.3%      $ 601           91.3%       $ 604
=======================================================================================================================


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

*** Physical Occupancy and Average Monthly Rental Rates are not available for the communities included in these markets which were acquired on March 27, 1998 in connection with the acquisition of ASR Investments Corporation as the markets include only non-mature properties.

Liquidity and Capital Resources
As a qualified real estate investment trust ("REIT"), the Company distributes a substantial portion of its cash flow to its shareholders in the form of quarterly distributions. The Company believes that cash provided by operations will be adequate to meet normal operating requirements and payment of distributions by the Company in accordance with REIT requirements in both the short and long term. For the six months ended June 30, 1998, the Company's cash flow from operating activities exceeded cash distributions paid to preferred and common shareholders and operating partnership unitholders by $17.0 million. The Company utilizes a variety of primarily external financing sources to fund portfolio growth, major capital improvement programs and balloon debt payments. The Company's bank lines of credit generally have been used to temporarily finance these expenditures, and subsequently this short-term bank debt has been replaced with longer term debt or equity. At June 30, 1998, the Company had cash and cash equivalents of $11.6 million and amounts available under its credit facilities aggregating $32.5 million. The following discussion explains the changes in net cash provided by operating activities, net cash used for investing activities and net cash provided by financing activities which are presented in the Company's Consolidated Statements of Cash Flows.

Operating Activities
For the six months ended June 30, 1998, the Company's cash flow from operating activities increased $16.5 million over the same period last year. This increase is primarily due to the increased operating income from the Company's acquired apartment communities, as well as increases in property operating income within the Company's mature apartment portfolio achieved through higher rental rates and decreased property operating expenses as discussed below and under "Results of Operations".

Investing Activities
During the six months ended June 30, 1998, net cash used for investing activities was $120.0 million compared to $190.7 million for the same period last year. Changes in the level of investing activities from period to period primarily reflect the changing levels of the Company's acquisition, capital expenditure, development and sales programs.

Acquisitions
The Company seeks to acquire apartment communities in individual or portfolio transactions that can provide returns on investment in the 10 1/2% range by the third year of ownership. These acquisitions typically have the prospect for future cash flow growth and appreciation.


During the first six months of 1998, the Company acquired 17 apartment communities with 5,682 apartment homes (excluding ASR) at a total cost (including closing costs) of $239.6 million or $42,200 per home. The communities acquired by market were as follows:



                                                                                                   Purchase
                       Purchase                                        No. Apt.          Year        Price         Cost
Location                 Date             Name                          Homes            Built    (thousands)    per Home
------------------------------------------------------------------------------------------------------------------------------

San Antonio, Texas     04/16/98           Audubon                        216             1984     $  7,082        $32,787
                       04/16/98           Carmel                         228             1984        8,084         35,456
                       04/16/98           Cimarron                       140             1984        5,087         36,336
                       04/16/98           Grand Cypress                  164             1995        9,975         60,823
                       04/16/98           Kenton Place                   244             1982       11,883         48,701
                       04/16/98           Peppermill                     232             1984        8,151         35,134
                       04/16/98           Villages of Thousand Oaks      466             1983       13,986         30,013
Memphis, Tennessee     01/09/98           The Trails at Kirby Parkway(a) 376             1987       16,757         44,566
                       01/09/98           Cinnamon Trails                208             1989        9,531         45,822
                       01/09/98           The Trails at Mount Moriah(a)  630             1990/91    28,026         44,486
                       02/06/98           Dogwood Creek                  278             1997       18,446         66,353
Phoenix, Arizona       01/09/98           The Village at North Park      320             1983       15,056         47,050
                       05/28/98           Rancho Mirage                  856             1984/85    38,538         45,021
                       06/09/98           Woodland Park                  300             1980        9,723         32,410
Dallas, Texas          01/30/98           Summit Ridge                   264             1983        8,034         30,430
                       04/16/98           The Crest                      280             1983        7,026         25,093
Atlanta, Georgia       04/15/98           Waterford Place                180             1990       11,900         66,111
Nashville, Tennessee   05/20/98           Williamsburg Apartments        300             1986       12,307         41,023
                       -------------------------------------------------------------------------------------------------------
                       Total/Weighted Average                          5,682             1986     $239,592        $42,167

                       (a) These two properties are operating as one apartment community named The Trails.



On July 2, 1998, the Company acquired a portfolio of four class A apartment communities in Ohio in a transaction valued at approximately $15.5 million. The acquisition includes 684 completed apartment homes and 452 homes which are currently in various stages of construction and lease-up and are scheduled for completion during 1998 and 1999. This portfolio acquisition allowed the Company to continue with its national strategy and enter into a Mid-western market the Company had targeted.

Mergers
On March 27, 1998, the Company completed the acquisition of ASR Investments Corporation in a statutory merger (the "Merger"). ASR was a publicly-traded multifamily REIT with apartment communities located in Arizona, Texas, New Mexico and the state of Washington. Each share of ASR's common stock was exchanged for 1.575 shares of the Company's common stock. The acquisition was structured as a tax-free merger and was treated as a purchase for accounting purposes. In connection with the acquisition, the Company acquired primarily real estate assets totaling $313.7 million. Consideration given by the Company included 7,742,839 shares of the Company's common stock valued at $14 per share for an aggregate equity value of $108.4 million plus the issuance of 1,529,990 Units in the ASR Operating Partnership valued at $21.4 million. In addition, the Company assumed, at fair value, mortgage debt totaling $179.4 million and other liabilities of $13.6 million.

The Merger both strengthened the Company's position in several long-term growth markets in the Southwest and established an initial presence in the Northwest where the Company plans to make additional acquisitions in the future. These communities are projected to produce a first year return on investment in the 9% range. The 7,550 apartment homes had a weighted average year built of 1984 and are geographically distributed as follows:


                                Number of                       Number of
City/State                 Apartment Communities            Apartment Homes
------------------         ---------------------            ---------------
Houston, Texas                      14                            2,261
Dallas, Texas                        8                            1,889
Tucson, Arizona                      8                            1,112
Phoenix, Arizona                     3                              928
Albuquerque, New Mexico              3                              548
Washington                           3                              812
                                   ---                           ------
       Total                        39                            7,550
                                   ===                            =====

Real estate under development
Consistent with the Company's acquisition strategy, development activity is focused primarily in sub-markets within its major markets. During the first six months of 1998, the Company invested approximately $30.1 million in development projects.

At June 30, 1998, the Company had 1,587 apartment homes under development as outlined below (dollars in thousands, except cost per home):


                                                                Development   Estimated    Estimated      Expected
                                        No.  Apt.     Completed    Costs     Development     Cost        Completion
Property                Location          Homes       Apt. Homes   to Date      Cost       Per Home         Date
---------------------------------------------------------------------------------------------------------------------

New Apartment Communities
Dominion Franklin         Nashville, TN     360           --       $16,324     $ 22,082      $ 61,300        1Q99
Ashlar I                  Fort Myers, FL    260           --         3,710       18,566        71,400        2Q99
Sierra Foothills          Phoenix, AZ       322           --         2,844       21,062        65,400        4Q99
Stone Creek               Houston, TX       216           --         1,046       11,043        51,100        2Q99
Ashton at Waterford Lakes Orlando, FL       292           --         3,078       18,643        63,850        3Q99
                                          -----------------------------------------------------------
                                          1,450           --        27,002       91,396        63,000

Additional Phases
Mill Creek II             Wilmington, NC    180           43         8,497       12,105        67,250        4Q98
                                          -----------------------------------------------------------

Land Held for Development
Indian Creek              Dallas, TX         --           --         3,065           --            --          --
Ashlar II                 Fort Myers, FL     --           --         1,127           --            --          --
Wimbledon II              Dallas, TX         --           --           647           --            --          --
Park 10                   Houston, TX        --           --         2,005           --            --          --
Manor at England Run III  Fredericksburg, VA --           --           542           --            --          --
Other                                        --           --           926           --            --          --
                                          -----------------------------------------------------------
                                             --           --         8,312           --            --
                                          -----------------------------------------------------------
                                          1,630           43       $43,811     $103,501       $63,500
                                          ===========================================================



The Company completed the following development project during 1998 (dollars in thousands, except cost per home):

                                                                     Original
                                                                     Budgeted
                                     No.  Apt.     Development      Development       Cost        Date of     % Leased
Property           Location           Homes           Costs            Cost         Per Home     Completion   at 6/30/98
------------------------------------------------------------------------------------------------------------------------

Additional Phases
Oak Forest II      Dallas, TX          260           $11,858          $13,375       $51,400         1Q98          91%
                                      =====================================================



In July 1998 the Company acquired two communities which contain 452 apartment homes under various stages of development and lease-up in connection with a portfolio acquisition.

Due to the fact that the acquisitions market has become very competitive, the Company has increased its commitment to development. During 1998, the Company expects to start another 1,700 apartment homes in five different markets, investing approximately $100 million on the development of new communities and additional phases to existing communities which are anticipated to provide stabilized returns on investment exceeding that of communities acquired.

Capital Expenditures
During the first half of 1998, the Company invested $33.9 million on capital improvements to its apartment portfolio. During this period, capitalized expenditures averaged $975 per home (on an annualized basis) for all apartment homes acquired prior to 1996. A significant portion of these expenditures are designed to increase revenues or reduce expenses. These improvements include the addition of intrusion alarms, sub-meters to pass the cost of water and sewer to residents, various interior upgrades and enhanced amenities such as business and fitness centers. These expenditures should allow the Company's communities to operate more effectively in competitive markets over the long-term. Capital expenditures for the full year 1998 are expected to be at or below 1997 levels. The Company has reduced its capital expenditures this year versus last year on its mature apartment homes, but will continue to add revenue-enhancing improvements as needed.

Disposition of investments
In an effort to upgrade its apartment portfolio, the Company continually undertakes portfolio review analyses with the objective of identifying properties that no longer meet the Company's investment objectives due to size, location, age, quality and/or performance. These sales allow the Company to reduce the age of its existing portfolio, which should result in lower operating expense and capital expenditure growth associated with the older properties. The sales are initially dilutive to earnings as the initial returns on investment on higher quality apartments are lower than the returns on investment on the communities being sold. Management of the Company believes this is a good time to sell properties given the competitive nature of the acquisitions market, and as such, intends to sell approximately $120 million or more of real estate during the remainder of 1998.

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

On April 24, 1998, the Company sold a portfolio of eleven Southeast apartment communities containing 2,303 homes, which had a weighted average age of 24 years for an aggregate sales price of $69.4 million. For income tax purposes, eight of the eleven communities sold were structured to qualify as a tax deferred exchange so that the related capital gains will be deferred. The Company realized a $21.2 million gain on the sale for financial reporting purposes in the second quarter of 1998.

The Company has a portfolio of eight communities containing 1,870 apartment homes under contract for sale at June 30, 1998 for an aggregate sales price of $60.3 million, with closing anticipated in the fourth quarter of 1998. The Company anticipates realizing a $12.0 million gain on the sale for financial reporting purposes. There can be no assurances that this transaction will be consummated.

Financing Activities
Net cash provided by financing activities during the six months ended June 30, 1998 was $51.3 million compared to $122.2 million for the same period last year.

Cash provided by financing activities
During the first quarter of 1998, the Company entered into two separate transactions to sell its common stock to Unit Investment Trusts ("UIT"). In February 1998, the Company issued 1.7 million shares of its common stock at a gross sales price of $14.31 per share to a UIT. In March 1998, the Company issued 1.1 million shares of its common stock at a gross sales price of $14.19 to a second UIT. The net proceeds from the two UIT's aggregating $38.0 million were primarily used to curtail bank debt.

The Company issued 2,157,436 shares of its common stock and received $29.0 million under its Dividend Reinvestment and Stock Purchase Plan (the "Plan") during the first half of 1998, which included $22.9 million in optional cash investments and $6.1 million of reinvested distributions.

Depending upon the volume and timing of acquisition activity, the Company anticipates raising additional debt and equity capital during the next twelve months to finance capital requirements, while striving to minimize the overall cost of capital.

Derivative Instruments
The Company has, from time to time, used derivative instruments to synthetically alter on-balance sheet liabilities to hedge anticipated transactions. Derivative contracts did not have a material impact on the results of operations during the three and six months ended June 30, 1998 and 1997.

In order to reduce the interest rate risk associated with the anticipated issuance of unsecured notes during 1998, the Company entered into a $100 million (notional amount) fixed pay forward starting swap agreement with a major Wall Street investment banking firm in July 1997. The transaction allowed the Company to lock-in a ten year Treasury rate of 6.486% on or before September 9, 1998. This interest rate risk management agreement had an unfavorable position to the Company of $7.9 million at June 30, 1998.

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

For the three months ended June 30, 1998, FFO increased 22.7% to $35.3 million, compared with $28.7 million for the same period last year. For the six months ended June 30, 1998, FFO increased 18.1% to $67.6 million, compared with $57.2 million for the same period last year. The increase in FFO was principally due to the increased net rental income from the Company's non-mature apartment homes acquired and developed subsequent to January 1, 1997.



                                                     Three Months Ended                        Six Months Ended
                                                          June 30,                                 June 30,
                                                        (in thousands)                          (in thousands)
                                             -----------------------------------   -------------------------------------
                                                1998          1997    % Change        1998            1997      % Change
                                             -----------------------------------   -------------------------------------


Calculation of funds from operations:
Income before gains on sales of investments
   and minority interest of unitholders in
   operating partnership                     $ 15,387    $   13,451     14.4%      $  32,966      $  28,475       15.8%
Adjustments:
   Real estate depreciation                    25,548        19,127     33.6%         46,476         35,289       31.7%
   Dividends to preferred shareholders         (5,653)       (3,611)    56.5%        (11,303)        (6,039)      87.2%
   Changes in accounting for internal
      acquisition costs                            --          (220)      --            (544)          (479)      13.6%
                                             -----------------------------------   -------------------------------------
Funds from operations                        $ 35,282    $   28,747     22.7%      $  67,595         57,246       18.1%
                                             ===================================   =====================================



Results of Operations
The Company's net income is primarily generated from the operations of its apartment communities. For purposes of evaluating the Company's comparative operating performance, the Company categorizes its apartment communities into two categories, mature and non-mature. For the 1998 versus 1997 comparison, these communities are as follows: (i) mature--those communities acquired, developed and stabilized prior to January 1, 1997 and held throughout the first six months of 1998 and 1997 and (ii) non-mature--those communities acquired, developed or sold subsequent January 1, 1997.

For the first half of 1998, the Company's apartment operations were divided into four geographic regions, each of which constitutes a core operating unit. Based on the total number apartment homes, the Northern Region constitutes 27.6% of the Company's apartment portfolio and includes Delaware, Maryland, Virginia and northern North Carolina. The Southern Region constitutes 20.7% of the Company's portfolio and includes Charlotte, North Carolina, South Carolina, Georgia, Tennessee and Alabama. The Florida Region includes the entire state of Florida or 14.1% of the Company's apartment portfolio, while the Western Region constitutes 37.6% of the Company's apartment portfolio and includes Texas, Arkansas, Oklahoma, Nevada, New Mexico, Arizona and Washington. For the three and six months ended June 30, 1998, the Company reported increases over the same period last year in rental income, income before gains on sales of investments and minority interest of unitholders in operating partnership and net income. The non-mature apartment homes provided a substantial portion of the aggregate reported increases. Compared to the same period last year, net income available to common shareholders increased $18.3 and $15.1 million for the three and six months ended June 30, 1998. Net income available to common shareholders for the three and six months ended June 30, 1998 included aggregate gains of $20.7 ($.20 per share) million and $20.5 million ($.21 per share), respectively, on the sales of investments. The combination of initially lower returns on newer, higher quality replacement acquisitions together with the money market returns earned on escrowed funds required to complete 1031 exchanges had a cost of $.01 per share and $.02 per share for the three and six months ended June 30, 1998, respectively.

All Apartment Communities
The operating performance of the Company's 264 apartment communities with 71,164 apartment homes for the three and six months ended June 30, 1998, and 218 apartment communities with 59,437 apartment homes for the three and six months ended June 30, 1997, respectively, is summarized in the chart below (dollars in thousands):



                                                          Three Months Ended                Six Months Ended
                                                            June 30,                            June 30,
                                                 ---------------------------------  ---------------------------------

                                                     1998        1997   % Change       1998        1997     % Change
                                                 ---------------------------------  ---------------------------------
Property rental income                           $ 117,831     $ 94,591    24.6%     $ 221,547  $  183,813     20.5%
Property operating expenses (excluding
     depreciation and amortization)                (49,144)     (40,699)   20.7%       (90,026)    (78,080)    15.3%
                                                 ---------------------------------  ---------------------------------
Property operating income                        $  68,687     $ 53,892    27.5%     $ 131,521  $  105,733     24.4%
                                                 =================================  =================================

Weighted average number
     of  apartment homes                            70,726       58,678    20.5%        63,341      57,545     10.1%
Physical occupancy                                      91.3%        92.4% (1.1%)           91.3%       91.9%  (0.6%)



Due to the acquisition and development of 22,919 apartment homes since January 1, 1997, the weighted average number of apartment homes increased significantly during both periods presented, resulting in significant increases in property rental income and property operating expenses for the first half of 1998.

Mature Apartment Communities
The operating performance for the Company's 181 mature apartment communities with 48,245 apartment homes for the three and six months ended June 30, 1998 is summarized in total and by geographic region below (dollars in thousands):

Total Mature Operating Performance

                                        Three Months Ended               Six Months Ended
                                             June 30,                         June 30,
                                  --------------------------------   ------------------------------
                                     1998      1997    %Change           1998      1997    % Change
                                  --------------------------------   ------------------------------

Property rental income            $ 81,874  $ 79,118     3.5%        $ 162,819  $ 157,089    3.6%
Property operating expenses
     (excluding depreciation
      and amortization)            (33,224)  (33,747)   (1.5%)         (64,547)   (65,971)  (2.2%)
                                  --------------------------------   ------------------------------
Property operating income         $ 48,650  $ 45,371     7.2%        $  98,272  $  91,118    7.9%
                                  ================================   ==============================

Physical occupancy                    92.6%     92.6%     --              92.5%      92.2%   0.3%
Average monthly rents             $  599    $  579       3.5%        $   597    $   576      3.7%


Mature Operating Performance (By Geographic Region)

 Three Months Ended June 30,


                                 North                South              Florida                West                Total
                         --------------------  ------------------  -------------------  --------------------  --------------------
                            1998      1997      1998      1997      1998       1997       1998        1997      1998       1997
                         --------------------  ------------------  -------------------  --------------------  --------------------

Property rental income   $  30,830   $ 29,602   $17,991  $ 17,480   $ 15,061  $ 14,416   $ 17,992    $17,620   $ 81,874   $ 79,118
Property operating
   expenses (excluding
   depreciation and
   amortization)           (11,124)   (11,542)   (7,951)   (8,020)    (6,465)   (6,651)    (7,684)    (7,534)   (33,224)   (33,747)
                         ---------------------  ------------------  -------------------  --------------------  --------------------
Property operating
    income               $  19,706   $ 18,060   $10,040  $  9,460   $  8,596  $  7,765   $ 10,308    $10,086   $ 48,650   $ 45,371
                         =====================  ==================  ===================  ==========================================

Physical occupancy            92.4%      92.3%     92.3%     91.6%      93.3%     93.9%      92.7%      93.0%      92.6%      92.6%
Average monthly rents    $   615      $ 595     $ 559    $  544     $  627    $  598     $  592      $ 576     $  599     $  579


Six Months Ended June 30,



                                 North                South              Florida                West                Total
                         --------------------  ------------------  -------------------  --------------------  --------------------
                            1998      1997      1998      1997      1998       1997       1998        1997      1998       1997
                         --------------------  ------------------  -------------------  --------------------  --------------------

Property rental income  $ 60,870    $  58,944  $ 35,892  $ 34,586  $ 30,094  $ 28,737   $35,963    $ 34,822   $ 162,819   $157,089
Property operating
   expenses (excluding
   depreciation and
   amortization)         (21,635)     (22,621)  (15,389)  (15,595)  (12,611)  (13,193)  (14,912)    (14,562)    (64,547)   (65,971)
                        ---------------------  ------------------  ------------------   --------------------  --------------------
Property operating
    income              $ 39,235    $  36,323  $ 20,503  $ 18,991  $ 17,483  $ 15,544   $21,051    $ 20,260   $  98,272   $ 91,118
                        =====================  ==================  ==================   ====================  ====================


Physical occupancy          91.6%        92.2%     92.4%     90.5%     94.0%     93.8%     92.9%       92.9%       92.5%      92.2%
Average monthly rents   $  614      $   592    $  558    $  543    $  623     $ 596      $590      $  572     $   597     $  576



For the six months ended June 30,1998, the Company's mature communities provided approximately 73.5% of the Company's property rental income and 74.7% of its property operating income. During the first half 1998, the Company's mature communities continued to generate strong rent growth. Compared to the same period last year, total property rental income from these apartment homes grew 3.6%, or $5.7 million, reflecting an increase in average monthly rents of 3.7% to $597 per month. A portion of the rent growth reflected the impact of upgrades and revenue enhancing capital expenditures. For the quarter ended June 30, 1998 total property rental income grew 3.5% or $2.8 million, reflecting the 3.5% increase in average monthly rents to $599 as physical occupancy remained flat compared to the same period last year. The Company expects to maintain annualized rent growth in the 3 1/2% range and economic occupancy in the 91% to 93% range during the remainder of 1998.

For the six months ended June 30, 1998, property operating expenses at these communities decreased 2.2%, or $1.4 million, resulting in a decrease in the operating expense ratio of 42.0% to 39.6%. This decline is primarily the result of two factors: (i) lower utility expenses directly attributable to the Company's water sub-metering initiative and (ii) overall decreases in repairs and maintenance and other operating expenses. The decreases in repairs and maintenance and other operating expenses occurred as the Company has begun to benefit from its upgrade program. In addition, the Company has taken advantage of economies of scale due to its increased size and centralized purchasing. For the quarter ended June 30, 1998, rental expenses decreased 1.5% or $0.5 million due to the same factors discussed above. The Company's objective is to maintain annualized rental expense growth in the 2% range during the remainder of 1998.

Non-Mature Communities
The operating performance for the three and six months ended June 30, 1998 for the Company's 83 non-mature communities with 22,919 homes is summarized in the chart below (dollars in thousands):

Three Months Ended June 30:

                                                                         Sales           Development
                        1997 Acquisitions      1998 Acquisitions       Properties         Properties         Total Non-Mature
                       -----------------    ----------------------  -----------------  ----------------   --------------------
                         1998        1997     1998           1997    1998       1997   1998        1997    1998           1997
                       -----------------    ----------------------  -----------------  ----------------   --------------------

Property rental income $ 14,237  $  5,330     $ 18,589    $   --    $ 1,138   $ 9,618  $ 1,993   $  525   $ 35,957     $ 15,473
Property operating
  expenses (excluding
  depreciation and
  amortization)          (6,143)   (1,869)      (8,288)       --       (714)   (4,845)    (775)    (238)   (15,920)      (6,952)
                       ------------------   ----------------------  -----------------  ----------------   ---------------------
Property operating
  income               $  8,094  $  3,461     $ 10,301    $   --    $   424   $ 4,773  $ 1,218   $  287   $ 20,037     $  8,521
                       ==================   ======================  =================  ================   =====================



Six Months Ended June 30:


                                                                         Sales           Development
                        1997 Acquisitions      1998 Acquisitions       Properties         Properties         Total Non-Mature
                       -----------------    ----------------------  -----------------  ----------------   --------------------
                         1998        1997     1998           1997    1998       1997   1998        1997    1998           1997
                       -----------------    ----------------------  -----------------  ----------------   --------------------


Property rental income $ 28,177   $ 6,433   $ 21,377      $   --    $ 5,461   $ 19,432  $ 3,713   $  859    $ 58,728     $26,724
Property operating
  expenses (excluding
  depreciation and
  amortization)         (11,997)   (2,186)    (9,215)         --     (2,759)    (9,582)  (1,508)    (341)    (25,479)    (12,109)
                       -------------------  ---------------------   ------------------  ----------------    --------------------
Property operating
  income               $ 16,180   $ 4,247   $ 12,162      $   --    $ 2,702   $  9,850  $ 2,205   $  518    $ 33,249     $14,615
                      ====================  =====================   ==================  ================    =====================


For the six months ended June 30, 1998, the Company's non-mature communities provided approximately 26.5% of the Company's property rental income and 25.3% of its property operating income. For the quarter ended June 30, 1998, these communities had physical occupancy of 88.6% (including Development Properties undergoing lease-up) and an operating margin of 55.7%. For the six months ended June 30, 1998, these communities had physical occupancy of 88.2% (including Development Properties undergoing lease-up) and an operating margin of 56.6%.

1997 Acquisitions
The 27 communities containing 8,524 apartment homes (net of one resold) included in this category had average monthly rental rates of $597, physical occupancy of 90.8% and an operating margin of 57.4% for the first half of 1998. For the second quarter of 1998, these communities had average monthly rental rates of $599, physical occupancy of 91.5% and an operating margin of 56.9%. The annualized return on investment for these communities for the six months ended June 30, 1998, on an average investment of approximately $357 million, was 9.3%.

1998 Acquisitions
Included in this category are the following: (i) the 17 communities with 5,682 apartment homes acquired by the Company during the first six months of 1998 which are projected to have a first year return on investment in the 9% to 9 1/2% range and (ii) the 39 communities with 7,550 apartment homes included in the ASR portfolio acquired on March 27, 1998 which are projected to have a first year return on investment in the 9% range. On an average investment of $543.9 million, these communities provided a 9.0% return on investment for the three and six months ended June 30, 1998.

Sales
Included in this category are the 29 communities with 7,518 apartment homes sold as part of the Company's disposition program (see Disposition of investments under Liquidity and Capital Resources) since January 1, 1997 (17 communities with 4,948 apartment homes were sold during the first half of 1998).

Development
This represents the 1,158 homes developed at various times since January 1, 1997 which includes one new apartment community and seven additional phases to existing communities. These communities did not have a material impact on the results of operations for the three and six months ended June 30,1998.

Real Estate Depreciation
Real estate depreciation increased $6.4 million or 33.6% and $11.2 million or 31.7% for the three and six months ended June 30, 1998, respectively over the same periods last year. These increases are directly attributable to the addition of depreciable real estate assets as a result of the Company's acquisition, development and capital expenditure programs.

Interest Expense
Interest expense increased $6.0 million and $9.6 million for the three and six months ended June 30, 1998, respectively over the same periods last year. The weighted average amount of debt employed during the first six months of 1998 was higher than it was for the same period during 1997 ($1.4 billion in 1998 versus $1.1 billion in 1997). For both the three and six months ended June 30, 1998, the weighted average interest rate on this debt was slightly lower than it was during the same periods last year, decreasing from 7.5% in 1997 to 7.4% in 1998. For the quarter ended June 30, 1998, the weighted average amount of debt outstanding was higher than the same period last year ($1.5 billion in 1998 versus $1.1 billion in 1997). For the three and six months ended June 30, 1998, total interest capitalized was $777,000 and $1.3 million, respectively.

General and Administrative

During the three and six months ended June 30, 1998, general and administrative expenses increased by $719,000 and $965,000 over the same periods last year due to the increased size of the Company. In 1998, the Company incurred increases in most of its general and administrative expense categories, as it invested heavily in its personnel and technological infrastructure as part of a strategic plan to position the Company for future growth. Despite the significant improvement of its infrastructure, the Company has been able to keep general and administrative expenses remained relatively flat year over year as a percentage of rental income.

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

(b) A Form 8-K dated March 27, 1998 was filed with the Securities and Exchange Commission on April 13, 1998. The filing reported the merger of ASR Investments Corporation into a wholly-owned subsidiary of the Company on March 27, 1998. The Form 8-K was subsequently amended by Form 8-K/A No. 1 which was filed with the Securities and Exchange Commission on June 12, 1998. This Form 8-K/A contained the audited financial statements of ASR Investment Corporation for the year ended December 31, 1997.

         A Form 8-K dated June 9, 1998 was filed with the Securities and Exchange Commission on June 24, 1998. The filing reported the acquisition by the Company of properties which were in the aggregate "significant".

                                 EXHIBIT INDEX

                                   Item 6 (a)

         The exhibits listed below are filed as part of this quarterly report. References under the caption ALocation@ to exhibits, forms, or other filings indicate that the form or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference.



Exhibit           Description                                 Location
-------           -----------                                 --------------------------------------

2                 Agreement and Plan of Merger dated          Exhibit 2(a) to the Company's Form S-4 Registration
                  as of December 19, 1997, between            Statement (Registration No. 333-45305) filed with
                  the Company, ASR Investment                 the Commission on January 30, 1998.
                  Corporation and ASR Acquisition Sub,
                  Inc.

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

 10(i)            Employment Agreement between                Exhibit 10(v)(i) to the Company's Annual Report
                  the Company and John P. McCann              on Form 10-K for the year ended December 31, 1982.
                  dated October 29, 1982.

10(ii)            Employment Agreement between                Exhibit 10(v)(ii) to the Company's Annual Report
                  the Company and James Dolphin               on Form 10-K for the year ended December 31, 1982.
                  dated October 29, 1982.

10(iii)           Employment Agreement between                Exhibit 10(iv) to the Company's Annual
                  the Company and John S. Schneider           Report on Form 10-K for the year ended
                  dated December 14, 1996.                    December 31, 1996.

10(iv)            1985 Stock Option Plan,                     Filed herewith.
                  as amended.

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


10(vi)(a)         Subordination Agreement dated               Exhibit 10(vi)(a) to the Company's Form 10-Q for
                  April 16, 1998, between the                 the quarter ended March 31, 1998.
                  Company and United Dominion
                  Realty, L.P.

12                Computation of Ratio of Earnings            Filed herewith.
                  to Fixed Charges.


27                Financial Data Schedule                     Filed herewith.



SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Dominion Realty Trust, Inc.
          (registrant)


Date: August 14, 1998                          /s/ James Dolphin
------------------------------------           -----------------
                                               James Dolphin
                                               Executive Vice President, Chief
                                                 Financial Officer and Chief
                                                 Accounting Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Dominion Realty Trust, Inc.
          (registrant)


Date: August 14, 1998
----------------------------------             -------------------------------
                                               James Dolphin
                                               Executive Vice President, Chief
                                                 Financial Officer and Chief
                                                 Accounting Officer

           UNITED DOMINION REALITY TRUST, INC. 1985 STOCK OPTION PLAN

                                   ARTICLE I
                                  DEFINITIONS

1.01 Affiliate means any "subsidiary" or "parent" corporation (within the meaning of Section 422A of the Code) of the Company.

1.02 Agreement means a written agreement (including any amendment or supplement thereto) between the Company and a Participant specifying the terms and conditions of an Option granted to such Participant.

1.03     Board means the Board of Directors of the Company.

1.04 Code means the Internal Revenue Code of 1954, as amended, and the Internal Revenue Code of 1986, as amended.

1.05     Committee means the Compensation Committee of the Board.

1.06     Common Stock means the Common Stock of the Company.

1.07     Company means United Dominion Realty Trust, Inc.

1.08 Director means a member of the Board who is not employed by the Company or an Affiliate.

1.09     Director Option means an Option granted to a Director.

1.10 ERISA means the Employee Retirement Income Security Act of 1974, as amended.

1.11 Fair Market Value means, on any given date, the closing sale price of the Common Stock on the NYSE on such date, or, if the NYSE shall be closed on such date, or if the Common Stock is not traded on the NYSE on such date, the next preceding date on which the NYSE shall have been open and the Common Stock traded thereon.

1.12     NYSE means the New York Stock Exchange.

1.13 Option means a stock option that entitles the holder to purchase from the Company a stated number of shares of Common Stock, at the price set forth in an Agreement.

1.14 Participant means an employee of the Company or an Affiliate, including such an employee who is also a member of the Board, who satisfies requirements of Article IV and is selected by the Committee to receive an Option.

1.15     Plan means the United Dominion Realty Trust, Inc. 1985 Stock Option
Plan.

1.16 Stated Termination Date means the date specified in or determined pursuant to an Agreement on which the Option which is the subject of such Agreement terminates.

1.17 Ten Percent Shareholder means any individual owning more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or of an Affiliate. An individual shall be considered to own any voting stock owned (directly or indirectly) by or for brothers, sisters, spouse, ancestors or lineal descendants and shall be considered to own proportionately any voting stock owned (directly or indirectly) by or for a corporation, partnership, estate or trust of which such individual is a shareholder, partner or beneficiary.

                                   ARTICLE II
                                    PURPOSES

The Plan is intended to assist the Company in recruiting and retaining Directors and key employees with ability and initiative by enabling Directors and employees who contribute significantly to the Company or an Affiliate to participate in its future success and to associate their interests with those of the Company. It is further intended that Options granted under the Plan shall constitute "incentive stock options" within the meaning of
Section 422A of the Code, but no Option shall be invalid for failure to qualify as an incentive stock option. The proceeds received by the Company from the sale of Common Stock pursuant to the Plan shall be used for general corporate purposes.

                                  ARTICLE III
                                 ADMINISTRATION

The Plan shall be administered by the Committee. The Committee shall have authority to grant Options upon such terms (not inconsistent with the provisions of the Plan) as it may consider appropriate. Such terms may include conditions (in addition to those contained in the Plan) upon the exercisability of all or any part of an Option. Notwithstanding any such conditions, the Committee, in its discretion, may accelerate the time at which any Option, other than a Director Option, may be exercised; provided, however, that no acceleration shall affect the applicability of Section 7.04 (relating to the order in which incentive stock options may be exercised) or Section 4.02 (relating to the maximum number of shares for which an incentive stock option may be exercisable in any calendar year). In addition, the Committee shall have complete authority to interpret all provisions of the Plan; to prescribe the form of Agreements; to adopt, amend, and rescind rules and regulations pertaining to the administration of the Plan; and to make all other determinations necessary or advisable for the administration of the Plan. The express grant in the Plan of any specific power to the Committee shall not be construed as limiting the power or authority of the Committee. Any decision made, or action taken, by the Committee in connection with the administration of the Plan shall be final and conclusive. No member of the Committee shall be liable for any act done in good faith with respect to the Plan or any Agreement or Option. All expenses of administering the Plan shall be borne by the Company.

                                   ARTICLE IV
                                  ELIGIBILITY

4.01 General. Any employee (including an employee who is a member of the Board)of the Company or of any Affiliate (including any corporation that becomes an Affiliate after the adoption of the Plan) who, in the judgment of the Committee, has contributed or can be expected to contribute to the profits or growth of the Company or such Affiliate may, and each Director will, be granted one or more Options. All Options granted under the Plan shall be evidenced by Agreements that shall be subject to applicable provisions of the Plan and to such other provisions consistent with the Plan as the Committee may adopt. No Participant may be granted incentive stock options (under all incentive stock option plans of the Company and Affiliates) which are first exercisable in any calendar year for stock having an aggregate fair market value (determined as of the date an option is granted) exceeding $100,000.

4.02 Grants to Employees. The Committee will designate employees to whom Options are to be granted and will specify the number of shares of Common Stock subject to each grant.

4.03 Director Options. Each Director will be granted Options to purchase 2,000 shares of Common Stock on each date each director is elected or re-elected to the Board. The option price of such Director Options will in each case be the Fair Market Value on the date of grant and will be payable only in cash. Such Director Options will be exercisable for a period of ten
(10) years from the date of grant (subject to earlier termination as described below) and will be immediately exercisable in whole or from time to time in part.

In addition, on the date of his or her first being elected to the Board, a Director will be granted options to purchase 5,000 shares of Common Stock at the Fair Market Value on the date of grant. The option price of such Director Options will be payable only in cash; such Director Options will be exercisable for a period of five (5) years from the date of grant (subject to earlier termination as described below) and will be immediately exercisable in whole or from time to time in part.

Notwithstanding anything to the contrary in this Section 4.03, a Director first elected to the Board pursuant to any agreement relating to the acquisition, by merger or otherwise, of assets by the Company or any Affiliate or to the sale by the Company of its securities will not be granted Options upon being first elected, but such Director will be granted Options to purchase 2,000 shares of Common Stock as provided herein upon being re-elected to the Board.

Options granted to a Director will terminate 30 days after the Director resigns or is removed from the Board, or 30 days after the annual meeting of shareholders at which the Director's term expires, if the Director does not stand or is not nominated for re-election or retires at that meeting. Notwithstanding the foregoing, if, at the date of such resignation or removal or at the date of such annual meeting of shareholders, as the case may be, such Director has completed at least ten (10) years of service on the Board (including, as such service, service as a director of a corporation whose assets are acquired by the Company, by merger or otherwise), Options held by such Director on such date will terminate upon the earlier of (i) the second anniversary of such date or (ii) the Termination Date of such Options.

The provisions of this Section 4.03 will control in the event of any inconsistency with other provisions of the Plan and may not be varied by the Committee in any Agreement.

                                   ARTICLE V
                            STOCK SUBJECT TO OPTIONS

The maximum number of shares of Common Stock that may be issued pursuant to Options granted under the Plan at any time is (i) 8% of the number of shares of Common Stock issued and outstanding at that time, less (ii) the number of shares subject to outstanding Options at that time, provided that the maximum aggregate number of shares of Common Stock that may be issued pursuant to Options granted under the Plan is 12,000,000 (subject to adjustment as provided in Article IX). If an Option is terminated, in whole or in part, for any reason other than its exercise, the number of shares of Common Stock allocated to the Option or portion thereof may be reallocated to other Options to be granted under the Plan.

                                   ARTICLE VI
                                  OPTION PRICE

The price per share for Common Stock purchased by the exercise of any Option granted under the Plan shall be determined by the Committee on the date the Option is granted; provided, however, that the price per share shall not be less than the Fair Market Value on the date of grant in the case of Option that is an incentive stock option, and that in the case of a Director
Option the price per share shall be the Fair Market Value. In addition, the price per share shall not be less than 110% of such Fair Market Value in the case of an Option that is an incentive stock granted to a Participant who is a Ten Percent Shareholder on the date the Option is granted.

                                  ARTICLE VII
                              EXERCISE OF OPTIONS

7.01 Maximum Option Period. No Option shall be exercisable after the expiration of ten years from the date the Option was granted. The terms of any Option not prescribed by the Plan may provide that it is exercisable for a period less than such maximum period.

7.02 Nontransferability. Any Option granted under the Plan shall be nontransferable except by will or by the laws of descent and distribution and, during the lifetime of the Participant to whom the Option is granted, may be exercised only by the Participant. No right or interest of a Participant in any Option shall be liable for, or subject to, any lien, obligation, or liability of such Participant.

7.03     Employee  Status.  For purposes of determining the  applicability  of
Section 422A of the Code and Section 7.01, the Board may decide in each case to what extent leaves of absence for governmental or military service, illness, temporary disability, or other reasons shall not be deemed interruptions of continuous employment.

7.04 Nonexercisability. While Previously Granted Option Outstanding. No Option which is an incentive stock option and which was granted before January 1, 1987 shall be exercisable by a Participant while that Participant has outstanding (within the meaning of Subsection 422A(c)(7) of the Code) any option which was granted before the Option was granted and which is an incentive stock option to purchase stock in the Company, in a corporation that (at the time the Option was granted) was an Affiliate, or in a predecessor of any of such corporations.

                                  ARTICLE VIII
                               METHOD OF EXERCISE

8.01 Exercise. Subject to the provisions of Articles VII and X, an Option other than a Director Option may be exercised in whole at any time or in part from time to time at such times and in compliance with such requirements as the Committee shall determine. An Option granted under the Plan may be exercised with respect to any number of whole shares less than the full number for which the Option could be exercised. Such partial exercise of an Option shall not affect the right to exercise the Option from time to time in accordance with the Plan with respect to remaining shares subject to the Option.

8.02 Payment. Payment of the Option price shall be made in cash or, in the case of Options other than Director Options, a cash equivalent acceptable to the Committee. If the Agreement provides, payment of all or a part of the Option price may be made by surrendering shares of Common Stock to the Company. If Common Stock is used to pay all or part of the Option price, the shares surrendered must have a Fair Market Value (determined as of the day preceding the date of exercise) that is not less than such price or part thereof.

8.03 Installment Payment. If the Agreement provides, and if the Participant is employed by the Company on the date the Option is exercised, payment of all or part of the Option price may be made in installments. In that event, the Company shall lend the Participant an amount equal to not more than ninety percent (90%) of the Option price of the shares acquired by the exercise of the Option. This amount shall be evidenced by the Participant's promissory note and shall be payable in not more than five equal annual installments, unless the amount of the loan exceeds the maximum loan value for the shares purchased, which value shall be established from time to time by regulations of the Board of Governors of the Federal Reserve System (the "Fed"). In that event, the note shall be payable in equal quarterly installments over a period of time not to exceed five years. The Committee, however, may vary such terms and make such other provisions concerning the unpaid balance of such purchase price in the case of hardship, subsequent termination of employment, absence on military or government service, or subsequent death of the Participant as in its discretion are necessary or advisable in order to protect the Company, promote the purposes of the Plan and comply with regulations of the Fed relating to securities credit transactions.

The Participant shall pay interest on the unpaid balance at the minimum rate necessary to avoid imputed interest or original issue discount under the Code. All shares acquired with cash borrowed from the Company shall be pledged to the Company as security for the repayment thereof. In the discretion of the Committee, shares may be released from such pledge proportionately as payments on the note (together with interest) are made, provided the release of such shares complies with the regulations of the Fed relating to securities credit transactions then applicable. While shares are so pledged, and so long as there has been no default in the installment payments, such shares shall remain registered in the name of the Participant, and he shall have the right to vote such shares and to receive all dividends thereon.

8.04 Shareholders' Rights. No Participant shall, as a result of receiving any Option, have any rights as a shareholder until the date he exercises such Option.

                                   ARTICLE IX
                     ADJUSTMENT UPON CHANGE IN COMMON STOCK

Should the Company effect one or more stock dividends, stock split-ups, subdivisions or consolidations of shares, or other similar changes in capitalization, the maximum number of shares as to which Options may be granted under the Plan shall be proportionately adjusted and the terms of options shall be adjusted as the Board shall determine to be equitably required. Any determination made under this Article IX by the Board shall be final and conclusive.

The issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, for cash or property or for labor or services, either upon direct sale or upon the exercise of rights or warrants to subscribe therefor, or upon conversion of shares or obligations of the Company convertible into such shares or other securities, shall not affect, and no adjustment by reason thereof shall be made with respect to, Options.

                                   ARTICLE X
             COMPLIANCE WITH LAW AND APPROVAL OF REGULATORY BODIES

No Option shall be exercisable, no Common Stock shall be issued, no certificates for shares of Common Stock shall be delivered, and no payment shall be made under the Plan except in compliance with all applicable federal and state laws and regulations and rules of all domestic stock exchanges on which the Common Stock may be listed. The Company shall have the right to rely on the opinion of its counsel as to such compliance. Any share certificate issued to evidence Common Stock for which an Option is exercised may bear such legends and statements as the Board may deem advisable to assure compliance with federal and state laws and regulations. No Option shall be exercised, no Common Stock shall be issued, no certificate for shares shall be delivered, and no payment shall be made under the Plan until the Company has obtained such consent or approval as the Board may deem advisable from regulatory bodies having jurisdiction over such matters.

                                   ARTICLE XI
                               GENERAL PROVISIONS

11.01 Effect on Employment. Neither the adoption of the Plan, its operation, nor any documents describing or referring to the Plan (or any part thereof) shall confer upon any Board member any right to continue on the Board or to confer upon any employee any right to continue in the employ of the Company or an Affiliate or in any way affect any right and power of the Company or an Affiliate to remove any Board member or terminate the employment of any employee at any time with or without assigning a reason thereof.

11.02 Unfunded Plan. The Plan, insofar as it provides for grants, shall be unfunded, and the Company shall not be required to segregate any assets that may at any time be represented by grants under the Plan. Any liability of the Company to any person with respect to any grant under the Plan shall be based solely upon any contractual obligations that may be created pursuant to the Plan. No such obligation of the Company shall be deemed to be secured by any pledge of, or other encumbrance on, any property of the Company.

11.03 Rules of Construction. Headings are given to the articles and sections of the Plan solely as a convenience to facilitate reference. The reference to any statute, regulation or other provision of law shall be construed to refer to any amendment to or successor of such provision of law.

                                  ARTICLE XII
                                   AMENDMENT

The Board may amend or terminate the Plan from time to time; provided, however, that no amendment may become effective until shareholder approval is obtained if the amendment (i) increases the aggregate number of shares that may be issued under Options or (ii) changes the class of persons eligible to become Participants or (iii) otherwise materially increase the benefits accruing to Participants. No amendment shall, without a Participant's consent, adversely affect any rights of such Participant under any Option outstanding at the time such amendment is made.

                                  ARTICLE XIII
                                DURATION OF PLAN

No Option may be granted under the Plan after December 31, 2002. Options granted before such date shall remain valid in accordance with their terms.

                                  ARTICLE XIV
                             EFFECTIVE DATE OF PLAN

Options may be granted under the Plan upon its adoption by the Board, provided that no Option will be effective unless the Plan is approved (at a duly held shareholders' meeting within twelve months of such adoption) by shareholders holding a majority of the Company's outstanding voting stock.