Form 10-Q
period 1998-09-30
UNITED DOMINION REALTY TRUST INC
filed 1998-11-16
CIK 74208

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

                For the quarterly period ended September 30, 1998

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         Commission file number 1-10524


                       UNITED DOMINION REALTY TRUST, INC.
             (Exact name of registrant as specified in its charter)

          Virginia                                            54-0857512
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation of organization)                            Identification No.)

              10 South Sixth Street, Richmond, Virginia 23219-3802
--------------------------------------------------------------------------------
               (Address of principal executive offices - zip code)

                                 (804) 780-2691
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to filing requirements for at least the past 90 days.

                                 Yes     X        No
                                     ---------       ---------

                       APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 10, 1998:

Common Stock:     103,580,953

                                               UNITED DOMINION REALTY TRUST, INC.
                                                   CONSOLIDATED BALANCE SHEETS
                                              (In thousands, except for share data)
                                                           (Unaudited)

                                                                                September 30,                   December 31,
                                                                                    1998                            1997
-------------------------------------------------------------------------------------------------------------------------------
ASSETS

Real estate owned:
      Real estate held for investment                                       $        2,918,192              $        2,281,438
          Less: accumulated depreciation                                               269,659                         200,506
                                                                               ----------------                ----------------
                                                                                     2,648,533                       2,080,932
      Real estate under development                                                     76,011                          24,598
      Real estate held for disposition                                                 105,350                         166,501
Cash and cash equivalents                                                               28,485                             473
Other assets                                                                            68,301                          41,221
                                                                               ----------------                ----------------
      Total assets                                                          $        2,926,680              $        2,313,725
                                                                               ================                ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable-secured                                                       $          646,718              $          417,325
Notes payable-unsecured                                                                902,180                         738,901
Distributions payable to common and preferred shareholders                              30,181                          25,607
Accounts payable, accrued expenses and other liabilities                                82,888                          58,842
                                                                               ----------------                ----------------
      Total liabilities                                                              1,661,967                       1,240,675

Minority interest of unitholders in operating partnership                               45,164                          14,693

Shareholders' equity:
      Preferred stock, no par value; $25 liquidation preference,
        25,000,000 shares authorized;
          4,200,000 shares 9.25% Series A Cumulative Redeemable                        105,000                         105,000
          6,000,000 shares 8.60% Series B Cumulative Redeemable                        150,000                         150,000
      Common stock, $1 par value; 150,000,000 shares authorized
          103,206,581 shares issued and outstanding (89,168,442 in 1997)               103,207                          89,168
      Additional paid-in capital                                                     1,084,331                         906,307
      Notes receivable from officer-shareholders                                        (8,124)                         (8,806)
      Distributions in excess of net income                                           (214,865)                       (183,312)
                                                                               ----------------                ----------------
      Total shareholders' equity                                                     1,219,549                       1,058,357
                                                                               ================                ================
      Total liabilities and shareholders' equity                            $        2,926,680              $        2,313,725
                                                                               ================                ================



      See accompanying notes.

                                               UNITED DOMINION REALTY TRUST, INC.
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (In thousands, except per share data)
                                                           (Unaudited)

                                                                Three Months Ended September 30,    Nine Months Ended September 30,
                                                               ---------------------------------   ---------------------------------
                                                                    1998              1997              1998             1997
                                                               ---------------------------------   ---------------------------------

  Revenues
      Rental income                                                  $123,475           $98,816          $346,171          $284,182
      Interest and other non-property income                              576               479             2,735               867
                                                               ---------------   ---------------   ---------------  ----------------
                                                                      124,051            99,295           348,906           285,049

  Expenses
      Rental expenses:
           Utilities                                                    7,259             6,166            19,204            18,290
           Repairs and maintenance                                     17,072            14,528            45,107            40,707
           Real estate taxes                                           10,461             8,107            29,802            23,014
           Property management                                          4,048             3,080            11,855             9,154
           Other operating expenses                                    13,787            10,762            37,241            30,051
      Real estate depreciation                                         26,901            19,740            73,376            55,029
      Interest                                                         27,224            19,346            75,784            58,265
      General and administrative                                        2,534             1,619             7,306             5,271
      Other depreciation and amortization                                 893               494             2,434             1,339
      Impairment loss on real estate owned                                 --             1,400                --             1,400
                                                               ---------------   ---------------   ---------------  ----------------
                                                                      110,179            85,242           302,109           242,520
                                                               ---------------   ---------------   ---------------  ----------------
  Income before gains on sales of investments, minority interest
      unitholders in operating partnership and extraordinary item      13,872            14,053            46,797            42,529
  Gains on sales of investments                                            13             9,309            20,474            12,682
                                                               ---------------   ---------------   ---------------  ----------------
  Income before minority interest of unitholders in operating
      partnership and extraordinary item                               13,885            23,362            67,271            55,211
  Minority interest of unitholders in operating partnership               (78)              (53)           (1,200)             (112)
                                                               ---------------   ---------------   ---------------  ----------------
  Income before extraordinary item                                     13,807            23,309            66,071            55,099
  Extraordinary item-early extinguishment of debt                          --                --              (116)               --
                                                               ---------------   ---------------   ---------------  ----------------
  Net income                                                           13,807            23,309            65,955            55,099
  Dividends to preferred shareholders                                  (5,650)           (5,653)          (16,953)          (11,692)
                                                               ---------------   ---------------   ---------------  ----------------
  Net income available to common shareholders                          $8,157           $17,656           $49,002           $43,407
                                                               ===============   ===============   ===============  ================

  Earnings per common share:
      Basic earnings per common share                                   $0.08             $0.20             $0.50             $0.50
                                                               ===============   ===============   ===============  ================
      Diluted earnings per common share                                 $0.08             $0.20             $0.50             $0.50
                                                               ===============   ===============   ===============  ================

  Distributions declared per common share                             $0.2625           $0.2525           $0.7875           $0.7575
                                                               ===============   ===============   ===============  ================

  Weighted average number of common shares outstanding-basic          103,104            87,853            98,786            86,602
  Weighted average number of common shares outstanding -diluted       106,222            88,007           101,352            86,770

  See accompanying notes.

                                      UNITED DOMINION REALTY TRUST, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (In thousands)
                                                 (Unaudited)

Nine months ended September 30,                                                 1998                 1997
------------------------------------------------------------------------------------------------------------
Operating Activities
     Net income                                                            $     65,955          $   55,099
     Adjustments to reconcile net income to cash provided
          by operating activities:
          Depreciation and amortization                                          75,810              56,368
          Minority interest of unitholders in operating partnership               1,200                 112
          Impairment loss on real estate owned                                       --               1,400
          Gains on sales of investments                                         (20,474)            (12,682)
          Amortization of deferred financing costs                                1,500               1,306
          Changes in operating assets and liabilities:
               Increase in operating liabilities                                  9,469               9,837
               Increase in operating assets                                      (6,520)               (349)
                                                                             -----------           ---------
Net cash provided by operating activities                                       126,940             111,091

Investing Activities
     Acquisition of real estate, net of liabilities assumed                    (172,123)           (206,205)
     Capital expenditures for real estate owned                                 (55,290)            (68,822)
     Capital expenditures for non real estate assets                             (2,895)             (1,900)
     Development of real estate assets                                          (63,006)            (37,369)
     Net proceeds from sales of investments                                     122,480              27,044
     Investment in preferred stock                                               (2,100)                 --
     Proceeds from interest rate hedge transaction                                   --               1,538
     Issuance of and payments on notes receivable                                   248               2,143
     Net cash acquired in acquisition of ASR Investments Corporation                321                  --
                                                                             -----------           ---------
Net cash used in investing activities                                          (172,365)           (283,571)

Financing Activities
     Net proceeds from the issuance of common stock                              38,965              59,884
     Net proceeds from the sale of preferred stock                                   --             145,275
     Net proceeds from the issuance of common stock through the
          dividend reinvestment and stock purchase plan                          32,789              26,685
     Gross proceeds from the issuance of unsecured notes payable                     --             125,000
     Net borrowings/(repayments) of short-term bank debt                        171,400             (43,250)
     Distributions paid to preferred shareholders                               (16,959)            (10,617)
     Distributions paid to common shareholders                                  (75,975)            (63,511)
     Distributions paid to minority interest unitholders                         (2,078)               (102)
     Scheduled principal payments on secured notes payable                       (7,382)             (4,573)
     Non-scheduled payments on secured notes payable                            (54,949)             (4,350)
     Redemption of operating partnership units                                   (3,070)                 --
     Payments on unsecured notes payable                                         (7,504)            (63,414)
     Payment of financing costs                                                  (1,800)             (2,616)
                                                                             -----------           ---------
Net cash provided by financing activities                                        73,437             164,411

Net increase (decrease) in cash and cash equivalents                             28,012              (8,069)
Cash and cash equivalents, beginning of period                                      473              13,452
                                                                             -----------           ---------

Cash and cash equivalents, end of period                                   $     28,485          $    5,383
                                                                             ===========           =========

Supplemental Information:
     Interest paid during the period                                       $     75,968          $   55,279
     Non-cash transactions associated with the acquisition of properties:
          Secured debt assumed through the acquisition of properties            128,905              48,380
          Issuance of operating partnership units                                20,295                  --
          Issuance of common stock                                                5,240                  --
     Non-cash transactions associated with the acquisition of ASR
       Investments Corporation:
          Real estate assets acquired                                           313,700                  --
          Other operating assets acquired                                         8,848                  --
          Issuance of common stock                                              108,456                  --
          Issuance of operating partnership units                                21,420               8,442
          Secured debt assumed                                                  179,440                  --
          Operating liabilities assumed                                          13,553                  --


See accompanying notes.

                                      UNITED DOMINION REALTY TRUST, INC.
                                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                     NINE MONTHS ENDED SEPTEMBER 30, 1998
                                    (In thousands, except per share data)
                                                 (Unaudited)

Preferred Stock
Balance, December 31, 1997                                                                              $ 255,000
                                                                                               -------------------
Balance, September 30, 1998                                                                             $ 255,000
                                                                                               ===================

Common Stock, $1 Par Value
Balance, December 31, 1997                                                                               $ 89,168
      Issuance of common shares through Unit Investment Trust                                               2,804
      Issuance of common shares in the acquisition of ASR Investment Corporation                            7,743
      Issuance of common shares through dividend reinvestment
          and stock purchase plan                                                                           2,456
      Issuance of common shares in connection with the acquisition of properties                              482
      Issuance of common shares through exercise of stock options                                              43
      Conversion of operating partnership units                                                               521
      Shares repurchased from officer-shareholders                                                            (10)
                                                                                               ===================
Balance, September 30, 1998                                                                             $ 103,207
                                                                                               ===================

Additional Paid-in Capital
Balance, December 31, 1997                                                                              $ 906,307
      Issuance of common shares through Unit Investment Trust                                              35,171
      Issuance of common shares in the acquisition of ASR Investment Corporation                          100,713
      Issuance of common shares through dividend reinvestment
          and stock purchase plan                                                                          30,333
      Issuance of common shares in connection with the acquisition of properties                            4,758
      Issuance of common shares through exercise of stock options                                             406
      Conversion of operating partnership units                                                             6,774
      Shares repurchased from officer-shareholders                                                           (131)
                                                                                               ===================
Balance, September 30, 1998                                                                           $ 1,084,331
                                                                                               ===================

Notes Receivable from Officer-Shareholders
Balance, December 31, 1997                                                                               $ (8,806)
      Principal repayments                                                                                    682
                                                                                               ===================
Balance, September 30, 1998                                                                              $ (8,124)
                                                                                               ===================

Distributions in Excess of Net Income
Balance, December 31, 1997                                                                             $ (183,312)
      Net income                                                                                           65,955
      Common stock distributions declared ($0.7875 per share)                                             (80,555)
      Preferred stock distributions declared-Series A ($1.74 per share)                                    (7,281)
      Preferred stock distributions declared-Series B ($1.61 per share)                                    (9,672)
                                                                                               ===================
Balance, September 30, 1998                                                                            $ (214,865)
                                                                                               ===================

Total Shareholders' Equity                                                                            $ 1,219,549
                                                                                               ===================

See accompanying notes.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  Basis of presentation
The accompanying consolidated financial statements include the accounts of United Dominion Realty Trust, Inc. and its subsidiaries, including United Dominion Realty, L.P., its Operating Partnership, (collectively, the "Company"). As of September 30, 1998, United Dominion Realty Trust, Inc. and its wholly-owned subsidiaries (collectively "United Dominion") had an 84.2% interest in the Operating Partnership. The financial statements of the Company include the minority interest of unitholders in the Operating Partnership. As of September 30, 1998, there were 13,415,220 units in the Operating Partnership outstanding, of which 11,296,871, or 84.2% were owned by United Dominion and 2,118,349 or 15.8% were owned by non-affiliated limited partners. All significant inter-company accounts and transactions have been eliminated in consolidation. In addition, in connection with the ASR Investment Corporation merger, the Company acquired Heritage Communities L.P., a Delaware limited partnership (Heritage OP). As of September 30,1998, there were 3,855,329 units in the Heritage OP outstanding, of which, 2,974,252, or 77.1% were owned by United Dominion and 22.9% were owned by non-affiliated limited partnerships. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for fair presentation of financial position at September 30, 1998 and results of operations for the interim periods ended September 30, 1998 and 1997. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and related notes appearing in the Company's December 31, 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. Real estate held for investment
The following table summarizes real estate held for investment:

                                         September 30,           December 31,
Dollars in thousands                         1998                    1997
--------------------------------------------------------------------------------
Land and land improvements               $   494,623             $    393,505
Buildings and improvements                 2,274,496                1,783,565
Furniture, fixtures and equipment            130,468                  100,380
Construction in progress                      18,605                    3,988
                                        ------------              -----------
Real estate held for investment            2,918,192                2,281,438
Accumulated depreciation                    (269,659)                (200,506)
                                        ------------              -----------
Real estate held for investment, net    $  2,648,533              $ 2,080,932
                                        ============              ===========

3. Notes payable - secured
Notes payable-secured, which encumber $1.1 billion or 35.8% of the Company's real estate owned, at cost, ($2.0 billion or 64.2% of the Company's real estate owned, at cost, is unencumbered) consist of the following at September 30, 1998:

                                        Principal          Weighted Average   Weighted Average         No. Communities
Dollars in thousands                     Balance            Interest Rate     Years to Maturity            Encumbered
----------------------------------------------------------------------------------------------------------------------------
Fixed Rate Debt
Mortgage notes payable                 $    356,533             7.96 %               4.6                       67
Tax-exempt secured notes payable            131,148             7.01 %              21.5                       18
REMIC financings                             78,769             7.31 %               2.2                       23
Secured notes payable (a)                    45,000             7.29 %                .8                        5
                                        ------------------------------------------------------------------------------------
     Total Fixed Rate Notes                 611,450             7.73 %               8.7                      113

Variable Rate Debt
Secured notes payable                        25,368             6.50 %               5.1                        6
Tax-exempt secured notes payable              9,900             6.13 %               8.8                        2
                                        ------------------------------------------------------------------------------------
    Total Variable Rate Notes                35,268             6.44 %               5.9                        8
                                        ------------------------------------------------------------------------------------
Total Notes Payable - Secured          $    646,718             7.63 %               7.6                      121
                                        ====================================================================================

(a) Variable-rate secured notes payable which have been effectively swapped to a fixed rate consist of a $ 31.7 million variable rate secured senior credit facility which encumbers five apartment communities and two variable rate construction notes payable aggregating $13.3 million. The Company has five interest rate swap agreements with an aggregate notional value of $45 million under which the Company pays a fixed-rate of interest and receives a variable rate on the notional amounts. The interest rate swap agreements effectively change the Company's interest rate exposure on $45 million from a variable-rate to a weighted average fixed rate of approximately 7.29%.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.  Notes payable - unsecured
A summary of notes payable - unsecured is as follows:
                                                          September 30,         December 31,
Dollars in thousands                                          1998                  1997
                                                          -------------         ------------
Commercial Banks
         Borrowings outstanding under
              revolving credit facilities ..............    $307,000              $135,600

Insurance Companies--Senior Unsecured Notes
         7.98% due March, 1999-2003 (a) ................      37,142                44,571
         8.72% due November 1998 .......................       2,000                 2,000
                                                            --------              --------
                                                              39,142                46,571

Other  (b) .............................................       6,038                 6,730

Senior Unsecured Notes - Other
         7.25% Notes due April 1999 ....................      75,000                75,000
         8.50% Debentures due September 2024 (c) .......     150,000               150,000
         7.95% Medium-Term Notes due July 2006 .........     125,000               125,000
         7.25% Notes due January 2007 ..................     125,000               125,000
         7.07% Medium-Term Notes due November 2006 .....      25,000                25,000
         7.02% Medium-Term Notes due November 2005 .....      50,000                50,000
                                                            --------              --------
                                                             550,000               550,000
                                                            --------              --------
               Total Notes Payable - Unsecured .........    $902,180              $738,901
                                                            ========              ========

(a)       Payable in five equal annual principal installments of $7.4 million.

(b)       Includes $ 5.6  million  and $6.2  million at  September  30, 1998 and
          December  31,  1997,   respectively,   of  deferred   gains  from  the
          termination of interest rate hedge transactions.

(c) Debentures include an investor put feature, which grants a one time option to redeem debentures in September 2004.

The Company has a $200 million three-year unsecured revolving credit facility which matures August 4, 2000 and a $50 million one-year revolving line of credit facility which matures August 4, 1999. In addition to these facilities, a $15 million uncommitted unsecured line of credit is available to the Company until June 30, 1999. The Company also has outstanding $75 million aggregate principal amount of promissory notes (Promissory Notes) payable to certain banks. The Promissory Notes are dated September 30, 1998 and mature November 30, 1998. As of September 30, 1998, the Company had $307 million outstanding under the three credit facilities and the Promissory Notes.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.  Earnings Per Share
Basic earnings per common share is computed using net income available to common shareholders and the weighted average shares outstanding. Diluted earnings per common share is also computed using net income available to common shareholders, however, the weighted average shares outstanding are adjusted for potentially dilutive securities for the periods presented. The effect of the operating partnership units was antidilutive for the three and nine months ended September
30, 1997, and is therefore not included in the following calculations. The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three Months Ended                  Nine Months Ended
                                                          September 30,                      September 30,
                                                     1998              1997              1998             1997
                                                 ----------------------------          -------------------------
In thousands, except per share data
Numerator:
Numerator for basic earnings per share-net
   income available to common shareholders       $   8,157           $ 17,656          $ 49,002         $ 43,407
Effect of minority interest                             78                 --             1,200               --
                                                 ---------           --------          --------         --------

Numerator for diluted earnings per share- net
   income available to common shareholders       $   8,235           $ 17,656          $ 50,202         $ 43,407
                                                 =========           ========          ========         ========

Denominator:
Denominator for basic earnings per share-
     weighted average common shares outstanding    103,104             87,853            98,786           86,602
Effect of dilutive securities:
Operating partnership units - weighted average       3,077                 --             2,482               --

Employee stock options                                  41                154                84              168
                                                 ---------           --------          --------         --------
Dilutive potential common shares
     denominator for dilutive earnings per
     share-adjusted weighted average shares
     and assumed conversions                       106,222             88,007           101,352           86,770
                                                 =========           ========          ========         ========

Basic earnings per  common share                  $    .08           $    .20          $     .50        $    .50
Diluted earnings per common share                 $    .08           $    .20          $     .50        $    .50

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

Information concerning unaudited pro forma results of operations for the nine months ended September 30, 1998 and 1997 are set forth below. For the nine months ended September 30, 1998, such pro forma information assumes (i) the acquisition  of ASR and  (ii)  the  acquisition  of 13  communities  with  4,318 apartment homes for an aggregate purchase price of $144 million as if these transactions had occurred on January 1, 1997. For the nine months ended September 30, 1997, such pro forma information assumes the following transactions occurred on January 1, 1997: (i) the acquisition by the Company of 17 communities with 5,659 apartment homes at a total cost of $219 million and
(ii) the acquisition by ASR of 22 communities with 4,208 apartment homes at a total cost of $176 million.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                                                        Pro Forma
                                                                    Nine Months Ended
                                                                       September 30
                                                                   1998            1997
                                                          -----------------------------------
    In thousands, except per share amounts
    Rental income                                              $  363,914       $ 340,293
    Net income available to common shareholders
            before extraordinary item                          $   49,446       $  42,989
    Net income per common share before
            extraordinary item-basic                           $      .48       $     .46
     Net income per common share before
            extraordinary item-diluted                         $      .48       $     .46


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

On March 19, 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus decision on Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" which provides that internal costs of identifying and acquiring operating property should be expensed as incurred. The Company had historically capitalized, on a successful efforts basis, the direct internal costs of identifying and acquiring operating property and, accordingly, has realized an increase in expense with the adoption of this consensus on March 19, 1998. The Company does not expect the impact on net income to be material in 1998.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133) which is required to be adopted in years beginning after June 15, 1999. Statement 133 permits early adoption as of the beginning of any fiscal quarter after its issuance, however, the Company does not anticipate adopting Statement 133 until such time as it is required. Statement 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the hedged assets, liabilities, or firm commitments are recognized through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in net income. The Company has not yet determined what the effect of Statement 133 will be on earnings and the financial position of the Company, however, given the Company's current use of derivatives, management does not anticipate that the adoption of Statement 133 will have a significant effect on net income or the financial position of the Company.


8. Subsequent Events
In order to reduce the interest rate risk associated with the anticipated issuance of unsecured notes during 1998, the Company entered into a $100 million (notional amount) fixed pay forward starting swap agreement (interest rate risk management agreement) with a major Wall Street investment banking firm in July 1997. The transaction allowed the Company to lock-in a ten year Treasury rate of 6.511% on or before November 9, 1998. This interest rate risk management agreement had an unfavorable position to the Company of $16.8 million at September 30, 1998. The Company settled the interest rate risk management agreement on November 9, 1998, by paying $15.6 million to the counterparty. The Company was unable to issue the unsecured notes contemplated by the interest rate risk management agreement, and accordingly, the cost associated with the settlement of this agreement will be expensed during the fourth quarter of 1998.

On November 10, 1998, the Company sold an aggregate $212.5 million of senior unsecured notes payable in two simultaneous but separate public offerings which consist of the following: (i) $150 million of 8.125% Notes due November 15, 2000 and (ii) $62.5 million (including the over-allotment option) of 8.5% Monthly Income Notes due November 15, 2008. Net proceeds from the two offerings (net of underwriting discounts, commissions and offering expenses) of approximately $209.9 are expected to be received by the Company on November 17, 1998 and will be used to repay bank debt outstanding under the Company's various credit facilities.

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

The Company is engaged in the ownership, acquisition, development and operation of apartment communities throughout the country. Management's strategy is to transform the Company into a national, low cost provider of quality apartment homes. The Company has been implementing this strategy through the acquisition of portfolios of higher quality communities, the sale of lower quality communities, a greater commitment to development and the upgrade of older communities. The Company's investment strategy has focused on acquiring apartment communities in targeted strategic U.S. markets and geographically expanding into other strategic markets in the Mid West, Pacific Northwest and California. The Company intends to continue its expansion into other areas of the United States and enter into new markets as appropriate opportunities arise. The Company seeks to be a market leader by operating a sufficiently sized portfolio of apartments within each market in order to drive down operating costs through economies of scale and management efficiencies. The Company believes this market diversification increases investment opportunity and decreases the risk associated with cyclical local real estate markets and economies.

The following table summarizes the Company's apartment market information by strategic geographic market:

                                                                             Nine Months Ended    Three Months Ended
                                   As of  September 30, 1998                September  30, 1998   September 30, 1998
                         ------------------------------------------------   -------------------  --------------------
                                                                                        Average               Average
                           No. of       No. of          % of     Carrying    Physical   Monthly  Physical     Monthly
                          Apartment   Apartment      Apartment    Value      Occupancy   Rental Occupancy     Rental
Market                   Communities     Homes          Homes (in thousands)   **        Rates*     **        Rates*
------                   -----------     -----          ----- -------------  ---------  ------- ---------     ------
Dallas, TX*** ......           29        8,954           12%   $  378,726     94.3%      $ 602     95.4%      $ 610
Houston, TX*** .....           23        5,783            8%      198,300     92.9%        548     94.2%        553
San Antonio, TX ....           13        3,836            5%      169,297     92.3%        622     93.2%        624
Orlando, FL ........           13        3,848            5%      173,528     94.1%        628     94.7%        641
Raleigh, NC ........           11        3,484            5%      153,314     94.0%        656     95.4%        663
Columbia, SC .......           11        3,326            5%      112,510     94.0%        512     94.2%        515
Phoenix, AZ*** .....            9        3,136            4%      171,512     89.3%        659     87.3%        666
Richmond, VA .......           10        3,091            4%      114,933     93.0%        606     93.3%        615
Tampa, FL ..........            9        2,669            4%      101,568     94.8%        602     93.4%        608
Eastern NC .........           10        2,530            3%      108,176     88.1%        571     89.9%        577
Charlotte, NC ......           11        2,566            4%      119,552     90.4%        656     93.1%        661
Nashville, TN ......            9        2,416            3%      118,837     92.5%        579     91.8%        595
Memphis, TN ........            6        2,196            3%      101,193     90.5%        540     91.9%        543
Greensboro, NC .....            8        2,123            3%      100,761     83.8%        613     87.8%        615
Baltimore, MD ......            8        1,746            2%       79,352     93.7%        674     95.6%        680
Washington, DC .....            6        1,483            2%       66,875     92.2%        697     93.8%        703
Hampton Roads, VA ..            8        1,830            3%       63,210     91.8%        555     92.7%        559
Atlanta, GA ........            7        1,642            2%       77,307     92.7%        623     94.7%        631
Greenville, SC .....            6        1,436            2%       53,446     87.9%        529     89.5%        533
Jacksonville, FL ...            3        1,157            2%       55,509     91.6%        612     92.2%        620
Tucson, AZ*** ......            8        1,112            2%       29,121     88.2%        426       --          --
Miami/
Ft. Lauderdale, FL .            4          960            1%       62,717     91.3%        814     89.6%        822
Fayetteville, NC ...            3          884            1%       40,656     91.6%        566     94.3%        568
Eastern Shore, MD ..            4          784            1%       34,312     97.6%        652     97.4%        661
Columbus, Ohio**** .            3          684            1%       57,074       --          --       --          --
Austin, TX .........            2          542            1%       22,830     91.8%        594     95.4%        595
Other Florida ......            7        1,646            2%       75,011     94.1%        586     93.1%        595
Other Virginia .....            6        1,156            2%       47,539     85.2%        605     90.7%        610
Washington state***             4          974            1%       48,846       --          --     73.5%        757
Other Texas ........            3          776            1%       23,019     88.7%        526     90.5%        527
New Mexico*** ......            4          758            1%       28,869     77.1%        552     73.8%        557
Arkansas ...........            2          512            1%       21,552     92.6%        579     93.8%        584
Other Georgia ......            2          468            1%       22,178     88.7%        648     87.8%        651
Other South Carolina            2          408            1%       13,338     90.3%        425     91.0%        428
Nevada .............            1          384            1%       20,436     80.4%        646     77.8%        643
Delaware ...........            2          368            1%       17,576     94.0%        615     94.4%        617
Oklahoma ...........            1          316           --         9,667     90.7%        456     92.6%        455
Alabama ............            1          242           --        11,121     91.9%        517     93.4%        515
Other North Carolina            1          168           --         7,567     94.2%        588     96.4%        592
                          -----------------------------------------------------------------------------------------
Total ..............          270       72,394          100%   $3,111,335     91.6%      $ 602     92.2%      $ 609
                          =========================================================================================

* Average monthly rental rates represent potential rent collections (gross potential rents less market adjustments), which approximate net effective rents. These figures exclude 1998 acquisitions.
** Physical occupancy is defined as rental income (potential rental collections less vacancy loss, management units, units held out of service and move-in concessions) divided by potential collections (gross potential rent less management units, units held out of service and move-in concessions) for the period, expressed as a percentage.
*** The Physical Occupancy and Average Monthly Rental Rates for the nine months ended September 30, 1998, does not include communities which were acquired on March 27, 1998 in connection with the acquisition of ASR Investments Corporation.
**** Average Monthly Rental Rates are not available for the communities included in this market which were acquired on July 2, 1998 and include development properties in lease-up and stabilization.

Liquidity and Capital Resources
As a qualified real estate investment trust ("REIT"), the Company distributes a substantial portion of its cash flow to its shareholders in the form of quarterly distributions. The Company believes that cash provided by operations will be adequate to meet normal operating requirements and payment of distributions by the Company in accordance with REIT requirements in both the short and long term. For the nine months ended September 30, 1998, the Company's cash flow from operating activities exceeded cash distributions paid to preferred and common shareholders and operating partnership unitholders by $31.9 million. The Company utilizes a variety of primarily external financing sources to fund portfolio growth, major capital improvement programs and balloon debt payments. The Company's bank lines of credit generally have been used to temporarily finance these expenditures, and subsequently this short-term bank debt has been replaced with longer term debt or equity. At September 30, 1998, the Company had cash and cash equivalents of $28.5 million and amounts available under its various credit facilities aggregating $33 million.

The Company has a $200 million three-year unsecured revolving credit facility which matures August 4, 2000 and a $50 million one-year revolving line of credit facility which matures August 4, 1999. In addition to these facilities, a $15 million uncommitted unsecured line of credit is available to the Company until June 30, 1999. The Company also has outstanding $75 million aggregate principal amount of promissory notes (Promissory Notes) payable to certain banks. The Promissory Notes are dated September 30, 1998 and mature November 30, 1998. As of September 30, 1998, the Company had $307 million outstanding under the three credit facilities and the Promissory Notes.

On November 9, 1998, the Company received verbal assurance from one of its major lending banks of revised terms of certain credit facilities, including the extension, at the Company's discretion, of the maturity of the $75 million Promissory Notes from November 30, 1998 to November 30, 1999 and that an additional $50 million one-year revolving line of credit facility would be made available to the Company.

The following discussion explains the changes in net cash provided by operating activities, net cash used for investing activities and net cash provided by financing activities which are presented in the Company's Consolidated Statements of Cash Flows.

Operating Activities
For the nine months ended September 30, 1998, the Company's cash flow from operating activities increased $15.8 million over the same period last year. This increase is primarily due to the increased operating income from the Company's acquired communities, as well as increases in property operating income within the Company's mature apartment portfolio achieved through higher rental rates and decreased property operating expenses as discussed below and under "Results of Operations".

Investing Activities
During the nine months ended September 30, 1998, net cash used for investing activities was $172.4 million compared to $283.6 million for the same period last year. Changes in the level of investing activities from period to period primarily reflect the changing levels of the Company's acquisition, capital expenditure, development and sales programs.

Acquisitions
The Company seeks to acquire apartment communities in individual or portfolio transactions that can provide returns on investment in excess of the Company's cost of capital by the third year of ownership. These acquisitions typically have the prospect for future cash flow growth and appreciation. The Company is taking a very cautious view towards new investment commitments. During the remainder of 1998 and 1999, the Company does not plan to acquire apartment communities except to reinvest proceeds from property sales.

During the first nine months of 1998, the Company acquired 24 communities with 7,055 apartment homes (excluding ASR) at a total cost (including closing costs) of $318.6 million or $45,200 per home. The communities acquired by market were as follows:

                                                                                         Purchase
                           Purchase                                           No. Apt.     Year             Price         Cost
Location                     Date             Name                             Homes      Built          (thousands)    per Home
--------                     ----             ----                             -----      -----          -----------    --------
San Antonio, Texas         04/16/98           Audubon                           216        1984            $7,082       $32,787
                           04/16/98           Carmel                            228        1984             8,084        35,456
                           04/16/98           Cimarron                          140        1984             5,087        36,336
                           04/16/98           Grand Cypress                     164        1995             9,975        60,823
                           04/16/98           Kenton Place                      244        1982            11,883        48,701
                           04/16/98           Peppermill                        232        1984             8,151        35,134
                           04/16/98           Villages of Thousand Oaks         466        1983            13,986        30,013
                           08/15/98           Inn at Los Patios                 167        1990            14,550        87,126
Memphis, Tennessee         01/09/98           The Trails at Kirby Parkway (a)   376        1987            16,757        44,566
                           01/09/98           Cinnamon Trails                   208        1989             9,531        45,822
                           01/09/98           The Trails at Mount Moriah (a)    630      1990/91           28,026        44,486
                           02/06/98           Dogwood Creek                     278        1997            18,446        66,353
Phoenix, Arizona           01/09/98           The Village at North Park         320        1983            15,056        47,050
                           05/28/98           Rancho Mirage                     856      1984/85           38,538        45,021
                           06/09/98           Woodland Park                     300        1980             9,723        32,410
Columbus, Ohio             07/02/98           Sycamore Ridge Apartments         270        1997            19,501        72,227
                           07/02/98           Washington Park Apartments        150      1997/98            9,577        63,845
                           07/02/98           Heritage Green                    360      1997/98           14,382        39,950
Dallas, Texas              01/30/98           Summit Ridge                      264        1983             8,034        30,430
                           04/16/98           The Crest                         280        1983             7,026        25,093
Atlanta, Georgia           04/15/98           Waterford Place                   180        1990            11,900        66,111
Nashville, Tennessee       05/20/98           Williamsburg Apartments           300        1986            12,307        41,023
Orlando. Florida           07/20/98           Heron Lake Apartments             264        1989            10,734        40,661
Seattle, Washington        07/31/98           Aspen Creek Apartments            162        1996            10,261        63,340
                          ------------------------------------------------------------------------------------------------------
                          Total/Weighted Average                              7,055        1986          $318,597       $45,159

(a) These two properties are operating as one apartment community named The Trails.

Mergers
ASR MERGER On March 27,  1998,  the Company  completed  the  acquisition  of ASR
Investments Corporation in a statutory merger (the "Merger"). ASR was a publicly-traded multifamily REIT with apartment communities located in Arizona, Texas, New Mexico and the state of Washington. Each share of ASR's common stock was exchanged for 1.575 shares of the Company's common stock. The acquisition was structured as a tax-free transaction and was treated as a purchase for accounting purposes. In connection with the acquisition, the Company acquired primarily real estate assets totaling $313.7 million. Consideration given by the Company included 7,742,839 shares of the Company's common stock valued at $14 per share for an aggregate equity value of $108.4 million plus the issuance of 1,529,990 Units in the ASR Operating Partnership valued at $21.4 million. In addition, the Company assumed, at fair value, mortgage debt totaling $179.4 million and other liabilities of $13.6 million.

The Merger both strengthened the Company's position in several long-term growth markets in the Southwest and established an initial presence in the Pacific Northwest. These communities are projected to produce a first year return on investment in the 9% range. The 7,550 apartment homes had a weighted average year built of 1984 and are geographically distributed as follows:

                                     Number of                 Number of
City/State                      Apartment Communities       Apartment Homes
------------------------        ---------------------       ---------------
Houston, Texas                         14                          2,261
Dallas, Texas                           8                          1,889
Tucson, Arizona                         8                          1,112
Phoenix, Arizona                        3                            928
Albuquerque, New Mexico                 3                            548
Washington state                        3                            812
                                      ---                         ------
         Total                         39                          7,550
                                      ===                          =====

AAC MERGER On September 11, 1998, the Company, entered into an Agreement and Plan of Merger (Merger Agreement) between the Company and American Apartment Communities II, Inc. (AAC). Pursuant to the Merger Agreement, each share of AAC common and preferred stock is entitled to receive 7.812742 shares of the Company's Series D Convertible Preferred Stock (Preferred Stock) and $46.1824 in cash. In exchange for the Preferred Stock and cash, the Company will acquire AAC's 79.1% interest in AAC II, LP. In addition, the Company entered into a Partnership Interest Purchase and Exchange Agreement (Partnership Exchange Agreement) between United Dominion Realty Trust, Inc., United Dominion Realty, L.P. (United Dominion's Operating Partnership) and American Apartment Communities Operating Partnership, L.P., AAC Management LLC and Schnitzer Investment Corporation (the Limited Partners). The Limited Partners own a combined 20.9% interest in AAC II, LP. In exchange for the Limited Partners 20.9% interest in AAC II, LP, the Company will issue 5,614,035 Operating Partnership Units (OP Units) and cash. The transaction has been structured as a tax-free merger and exchange of OP Units and will be treated as a purchase for accounting purposes.

In accordance with the Merger Agreement, the purchase price consists of the following: (i) 8,000,000 shares of 7.5% Series D Convertible Preferred Stock ($25 liquidation preference) which is convertible into the Company's common stock at $16.25 per share with a fair market value of $175 million, (ii) the issuance of 5,614,035 OP Units with an aggregate fair value of $67.4 million,
(iii) the  assumption of $466.2  million of secured notes payable at fair value,
(iv) the assumption of other liabilities aggregating $24.7 million and (v) $56.5 million of cash. The aggregate purchase price of the Merger is estimated at approximately $806.0 million, including transaction costs. The transaction is expected to close in the fourth quarter of 1998, however, there can be no assurances that this transaction will be consummated as planned.

AAC owns 54 communities located in the West, Northwest, Midwest and Florida. The 54 communities contain 14,141 apartment homes with a weighted average year built of 1979. AAC's apartment communities are geographically distributed as follows:


                                                          Number of                           Number of
City/State                                          Apartment Communities                  Apartment Homes
------------------------                            ---------------------                  ---------------
San Francisco/San Jose, CA ...................                4                                  980
Monterey Peninsula, CA .......................               13                                2,076
Sacramento, CA ...............................                2                                  914
Los Angeles, CA ..............................                2                                  926
Other CA .....................................                2                                  444
                                                         ------                               ------
         Total California ....................               23                                5,340

Portland, OR .................................                4                                  996
Seattle, WA ..................................                3                                  492
Denver, CO ...................................                2                                  876
                                                         ------                               ------
         Pacific Northwest ...................                9                                2,364

Columbus, OH .................................                4                                1,344
Indianapolis, IN .............................                3                                  875
Detroit, MI ..................................                4                                  744
Lansing, MI ..................................                4                                1,227
Other Midwest ................................                4                                  819
                                                         ------                               ------
         Total Midwest .......................               19                                5,009

Tampa, FL ....................................                2                                1,108
South Florida ................................                1                                  320
                                                         ------                               ------
         Total Florida .......................                3                                1,428
                                                         ------                               ------
         Total ...............................               54                               14,141
                                                         ======                               ======


Real estate under development
Consistent with the Company's acquisition strategy, development activity has focused primarily within its strategic markets. During the first nine months of 1998, the Company invested approximately $63.0 million in development projects.


At September 30, 1998, the Company had 1,969 apartment  homes under  development as outlined below (dollars in thousands, except cost per home):
                                                                           Development     Estimated     Estimated       Expected
                                                 No. Apt.     Completed       Costs       Development       Cost        Completion
Property                     Location             Homes       Apt. Homes     to Date          Cost        Per Home         Date
--------                     --------             -----       ----------     -------          ----        --------         ----
New Apartment Communities
Dominion Franklin            Nashville, TN          360           160        $ 21,049      $  24,700     $  68,600         2Q99
Ashlar I                     Fort Myers, FL         260            --           6,858         18,600        71,500         2Q99
Sierra Foothills             Phoenix, AZ            322            --           3,238         22,500        69,900         4Q99
Stone Canyon                 Houston, TX            216            --           2,318         11,100        51,400         2Q99
Alexander Court              Columbus, OH           356            38          11,830         23,000        64,600         4Q99
Legends at Park 10           Houston, TX            236            --           4,073         13,900        58,900         4Q99
Ashton at Waterford Lakes    Orlando, FL            292            --           3,520         18,600        63,700         3Q99
                                                  ----------------------------------------------------------------
                                                  2,042           198          52,886        132,400        64,800
Additional Phases
Mill Creek II                Wilmington, NC         180           151          10,789         12,100        67,200         4Q98
Heritage Green               Columbus, OH            96            --           3,906          6,900        71,900         2Q99
                                                  ----------------------------------------------------------------
                                                    276           151          14,695         19,000        68,800
Land Held for Development *                          --            --           8,430             --            --
                                                  ----------------------------------------------------------------
                                                  2,318           349        $ 76,011      $ 151,400     $  65,300
                                                  ================================================================

*        Includes six parcels of land held for future development.

The Company completed the following development project during 1998 (dollars in thousands, except cost per home):

                                                                            Original
                                                                            Budgeted
                                          No. Apt.       Development       Development        Cost          Date of       % Leased
Property              Location             Homes            Costs             Cost           Per Home      Completion     at 9/30/98
--------              --------             -----            -----             ----           --------      ----------     ----------
Additional Phases
Oak Forest II         Dallas, TX            260            $11,858           $13,375         $51,400          1Q98            92%
                                           =============================================================

Due to the fact that the acquisitions market has become very competitive, the Company increased its commitment to development. The Company expects to invest approximately $150 million on the development of new communities and additional phases to existing communities during 1999.

Capital Expenditures
During the first nine months of 1998, the Company invested $55.3 million on capital improvements to its apartment portfolio. During this period, capitalized expenditures averaged $1,033 per home (on an annualized basis) for all apartment homes acquired prior to 1996. A significant portion of these expenditures are designed to increase revenues or reduce expenses. These improvements include the addition of intrusion alarms, sub-meters to pass the cost of water and sewer to residents, various interior upgrades and enhanced amenities such as business and fitness centers. These expenditures should allow the Company's communities to operate more effectively in competitive markets over the long-term. Capital expenditures for the full year 1998 are expected to be at or below 1997 levels. The Company has reduced its capital expenditures this year versus last year on its mature apartment homes, but will continue to add revenue-enhancing improvements as needed.

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

Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 1998 was $73.4 million compared to $164.4 million for the same period last year.

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

The Company issued 2,455,558 shares of its common stock and received $32.8 million under its Dividend Reinvestment and Stock Purchase Plan (the "Plan") during the first nine months of 1998, which included $23.2 million in optional cash investments and $9.6 million of reinvested distributions.

Derivative Instruments
The Company has, from time to time, used derivative instruments to synthetically alter on-balance sheet liabilities to hedge anticipated transactions. Derivative contracts did not have a material impact on the results of operations during the three and nine months ended September 30, 1998 and 1997.

In order to reduce the interest rate risk associated with the anticipated issuance of unsecured notes during 1998, the Company entered into a $100 million (notional amount) fixed pay forward starting swap agreement (interest rate risk management agreement) with a major Wall Street investment banking firm in July 1997. The transaction allowed the Company to lock-in a ten year Treasury rate of 6.511% on or before November 9, 1998. This interest rate risk management agreement  had an  unfavorable  position  to the  Company  of $16.8  million  at
September 30, 1998. The Company settled the interest rate risk management agreement on November 9, 1998, by paying $15.6 million to the counterparty. During the fourth quarter of 1998, the Company was unable to issue the unsecured notes contemplated by the interest rate risk management agreement, and accordingly, the cost associated with the settlement of this agreement will be expensed during the fourth quarter of 1998.

On November 10, 1998, the Company sold an aggregate $212.5 million of senior unsecured notes payable in two simultaneous but separate public offerings which consist of the following: (i) $150 million of 8.125% Notes due November 15, 2000 and (ii) $62.5 million (including the over-allotment option) of 8.5% Monthly Income Notes due November 15, 2008. Net proceeds from the two offerings (net of underwriting discounts, commissions and offering expenses) of approximately $209.9 million will be used to repay bank debt outstanding under the Company's various credit facilities.

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

For the three months ended September 30, 1998, FFO increased 20.7% to $35.1 million, compared with $29.1 million for the same period last year. For the nine months ended September 30, 1998, FFO increased 18.9% to $102.7 million, compared with $86.4 million for the same period last year. The increase in FFO was principally due to the increased property operating income from the Company's non-mature apartment homes acquired and developed subsequent to January 1, 1997.


                                                                   Three Months Ended                 Nine Months Ended
                                                                     September 30,                      September 30,
                                                                     (in thousands)                    (in thousands)
                                                            1998          1997     % Change   1998         1997       % Change
                                                         ---------------------------------- -----------------------------------
Calculation of funds from operations:
Income before gains on sales of investments and minority
   interest of  unitholders in operating partnership     $  13,872    $  14,053      (1.3%) $  46,797    $  42,529      10.0%
Adjustments:
   Real estate depreciation                                 26,901       19,740      36.3%     73,376       55,029      33.3%
   Dividends to preferred shareholders                      (5,650)      (5,653)       --     (16,953)     (11,692)     45.0%
   Impairment loss on real estate owned                         --        1,400        --          --        1,400        --
   Change in acounting for internal acquisitions costs          --         (436)       --        (544)        (915)    (40.5%)
                                                         ---------------------------------- -----------------------------------
Funds from operations                                    $  35,123    $  29,104      20.7%  $ 102,676    $  86,351      18.9%
                                                         ================================== ===================================


Results of Operations
The Company's net income available to common shareholders is primarily generated from the operations of its apartment communities. For purposes of evaluating the Company's comparative operating performance, the Company categorizes its apartment communities into two categories, same community and non-mature. For the 1998 versus 1997 comparison, these communities are as follows: (i) same community--those communities acquired, developed and stabilized prior to January 1, 1997 and held throughout the first nine months of 1998 and 1997 and (ii) non-mature--those communities acquired, developed or sold subsequent January 1, 1997.

The Company's apartment operations are divided into three geographic regions, each of which constitutes a core operating unit. Based on the total number of apartment homes, the Northern Region constitutes 40.0% of the Company's apartment portfolio and includes Delaware, Maryland, Virginia and northern North Carolina. The Southern Region constitutes 37.4% of the Company's portfolio and includes Charlotte, North Carolina, South Carolina, Georgia, Tennessee, Florida and Alabama. The Western Region constitutes 22.6% of the Company's apartment portfolio and includes Texas, Arkansas, Oklahoma, Nevada, New Mexico, Arizona and Washington. For the three months ended September 30, 1998, net income available to common shareholders decreased $9.5 million primarily due to the $9.3 million ($.11 per share) aggregate gains on the sales of investments included in the 1997 period. For the nine months ended September 30, 1998, net income available to common shareholders increased $5.6 million primarily as a result of the increase in the weighted average number of apartment homes owned. Net income available to common shareholders for the nine months ended September 30, 1998 and 1997 included aggregate gains of $20.5 million ($.20 per share) and $12.7 million ($.15 per share), respectively, on the sales of investments (see "Disposition of Investments"). The combination of initially lower returns on newer, higher quality replacement acquisitions together with the money market returns earned on escrowed funds required to complete 1031 exchanges had a cost of $.006 per share and $.026 per share for the three and nine months ended September 30, 1998, respectively.

All Apartment Communities
The operating performance of the Company's 270 communities with 72,394 apartment homes for the three and nine months ended September 30, 1998, and 220 communities with 61,099 apartment homes for the three and nine months ended September 30, 1997, respectively, is summarized in the chart below (dollars in thousands):

                                                                   Three Months Ended                 Nine Months Ended
                                                                     September 30,                      September 30,
                                                         ---------------------------------- -----------------------------------
                                                            1998          1997     % Change   1998         1997       % Change
                                                         ---------------------------------- -----------------------------------
Property rental income                                   $ 122,794      $ 98,269     25.0%  $ 344,341    $ 282,077       22.1%
Property operating expenses (excluding
     depreciation and amortization)                        (52,209)      (42,453)    22.9%   (142,088)    (120,532)      17.9%
                                                         ---------------------------------- -----------------------------------
Property operating income                                $  70,585      $ 55,816     26.5%  $ 202,253    $ 161,545       25.2%
                                                         ================================== ===================================

Weighted average number
     of  apartment homes                                   72,365        60,204      20.2%    68,723        57,803       18.9%
Physical occupancy                                           92.2%         93.0%     (0.8)%     91.6%         92.3%      (0.7%)

The increase in the weighted average number of apartment homes owned during both periods presented resulted in a significant increase in property rental income and property operating expense for the first nine months of 1998.

Same Communities
The operating performance for the Company's 178 same communities with 48,245 apartment homes for the three and nine months ended September 30, 1998 is summarized in total and by geographic region below (dollars in thousands):

Total Same Community Operating Performance
                                                                   Three Months Ended                 Nine Months Ended
                                                                     September 30,                      September 30,
                                                         ---------------------------------- -----------------------------------
                                                            1998          1997     % Change   1998         1997       % Change
                                                         ---------------------------------- -----------------------------------
Property rental income                                   $ 83,333     $ 80,670        3.3%  $ 246,153    $ 237,759       3.5%
Property operating expenses (excluding
     depreciation and amortization)                       (34,123)     (34,201)      (0.2)%   (98,661)    (100,172)     (1.5)%
                                                         ---------------------------------- -----------------------------------
Property operating income                                $ 49,210     $ 46,469        5.9%  $ 147,492    $ 137,587       7.2%
                                                         ================================== ===================================

Physical occupancy                                           93.5%        93.6%       (.1%)      92.8%        92.7%       .1%
Average monthly rental rates                             $    605        $ 584        3.6%  $     599    $     579       3.5%

Mature Operating Performance (By Geographic Region)

 Three Months Ended September 30,:

                                      North                       South                     West                    Total
                              -----------------------    ------------------------   -----------------------  --------------------
                                1998          1997        1998            1997       1998           1997      1998       1997
                              -----------------------    ------------------------   -----------------------  --------------------

Property rental income        $ 34,440       $ 33,432    $ 30,493        $ 29,373   $ 18,400       $ 17,865  $ 83,333    $ 80,670
Property operating
   expenses (excluding
   depreciation and
   amortization)               (12,420)       (12,847)    (13,549)        (13,477)    (8,154)        (7,877)  (34,123)    (34,201)
                              -----------------------    ------------------------   -----------------------  --------------------
Property operating
    income                    $ 22,020       $ 20,585    $ 16,944        $ 15,896   $ 10,246       $  9,988  $ 49,210    $ 46,469
                              =======================    ========================   =======================  ====================

Physical occupancy                93.6%          93.9%       93.2%           93.0%      93.8%          94.2%     93.5%       93.6%
Average monthly
    rental rates              $    621       $    600    $    592        $    570   $    596       $    580  $    605    $    584



Nine Months Ended September 30,:

                                      North                       South                     West                    Total
                              -----------------------    ------------------------   -----------------------  --------------------
                                1998          1997        1998            1997       1998           1997      1998       1997
                              -----------------------    ------------------------   -----------------------  --------------------

Property rental income        $101,305       $ 98,184    $ 90,484        $ 86,888   $ 54,364       $ 52,687  $ 246,153   $237,759
Property operating
   expenses (excluding
   depreciation and
   amortization)               (36,470)       (37,869)    (39,147)        (39,864)   (23,044)       (22,439)  (98,661)   (100,172)
                              -----------------------    ------------------------   -----------------------  --------------------
Property operating
    income                    $ 64,835       $ 60,315    $ 51,337        $ 47,024   $ 31,320       $ 30,248  $147,492    $137,587
                              =======================    ========================   =======================  ====================

Physical occupancy                92.4%          92.8%       93.1%           92.2%      93.2%          93.3%     92.8%       92.7%
Average monthly
    rental rates              $    616       $    595    $    586        $    565   $    592       $    575  $    599    $    579

For the nine months ended September 30,1998, the Company's same communities provided approximately 71.5% of the Company's property rental income and 72.9% of its property operating income. During the first nine months of 1998, the Company's same communities continued to generate rent growth. Compared to the same period last year, total property rental income from these apartment homes grew 3.5%, or $8.4 million, reflecting an increase in average monthly rents of 3.5% to $599 per month. A portion of the rent growth reflected the impact of the Company's upgrade and revenue enhancing capital expenditure programs. During the first nine months of 1998, the operating margin improved 2.1% to 59.9% as a result of increased property rental income. For the quarter ended September 30, 1998 total property rental income grew 3.3% or $2.7 million, reflecting the 3.6% increase in average monthly rental rates to $605 as physical occupancy remained flat compared to the same period last year. The operating margin improved 1.5% to 59.1% as a result of increased property rental income during this period. The Company expects to maintain annualized rent growth in the 3 to 3 1/2% range and physical occupancy in the 92% range during the remainder of 1998.

For the nine months ended September 30, 1998, property operating expenses at these communities decreased 1.5%, or $1.5 million. This decline is primarily the result of two factors: (i) lower utility expenses directly attributable to the Company's water sub-metering initiative and (ii) overall decreases in repairs and maintenance and other operating expenses. The decreases in repairs and maintenance and other operating expenses occurred as the Company has begun to benefit from its upgrade program. In addition, the Company has taken advantage of economies of scale due to its increased size and centralized purchasing. For the quarter ended September 30, 1998, property operating expenses decreased .2% or $78,000 due to the same factors discussed above. The Company's objective is to maintain annualized property operating expense growth in the 2% range during the remainder of 1998.

Non-Mature Communities
The operating performance for the three and nine months ended September 30, 1998 for the Company's 91 non-mature communities with 24,464 apartment homes is summarized in the chart below (dollars in thousands):

Three Months Ended September  30:
                                                                               Sales                Development
                          1997 Acquisitions       1998 Acquisitions          Properties              Properties
                         --------------------    ------------------     --------------------    --------------------
                           1998        1997        1998       1997        1998        1997        1998        1997
                         --------------------    ------------------     --------------------    --------------------
Property rental income   $ 14,700    $  8,537    $ 22,211    $   --     $     10    $  8,127    $  2,540    $    935
Property operating
  expenses (excluding
  depreciation and
  amortization)            (6,373)     (3,624)    (10,748)       --          (23)     (4,168)       (942)       (460)
                         --------------------    ------------------     --------------------    --------------------
Property operating
  income                 $  8,327    $  4,913    $ 11,463    $   --     $    (13)   $  3,959    $  1,598    $    475
                         ====================    ==================     ====================    ====================

                          Total Non-Mature
                         --------------------
                           1998       1997
                         --------------------

Property rental income   $ 39,461    $ 17,599
Property operating
  expenses (excluding
  depreciation and
  amortization)           (18,086)     (8,252)
                         --------------------
Property operating
  income                 $ 21,375    $  9,347
                         ====================

Nine Months Ended September 30:
                                                                               Sales                Development
                          1997 Acquisitions       1998 Acquisitions          Properties              Properties
                         --------------------    ------------------     --------------------    --------------------
                           1998        1997        1998       1997        1998        1997        1998        1997
                         --------------------    ------------------     --------------------    --------------------
Property rental income   $ 42,877    $ 14,970    $ 43,587    $   --     $  5,471    $ 27,560    $  6,253    $  1,788
Property operating
  expenses (excluding
  depreciation and
  amortization)           (18,325)     (5,810)    (19,841)       --       (2,797)    (13,750)     (2,464)       (800)
                         --------------------    ------------------     --------------------    --------------------
Property operating
  income                 $ 24,552    $  9,160    $ 23,746    $   --     $  2,674    $ 13,810    $  3,789    $    988
                         ====================    ==================     ====================    ====================


                          Total Non-Mature
                         --------------------
                           1998       1997
                         --------------------
Property rental income   $ 98,188    $ 44,318
Property operating
  expenses (excluding
  depreciation and
  amortization)           (43,427)    (20,360)
                         --------------------
Property operating
  income                 $ 54,761    $ 23,958
                         ====================


For the nine months ended September 30, 1998, the Company's non-mature communities provided approximately 28.5% of the Company's property rental income and 27.1% of its property operating income. For the quarter ended September 30, 1998, these communities had physical occupancy of 89.8% (including Development Properties undergoing lease-up) and an operating margin of 54.2%. For the nine months ended September 30, 1998, these communities had physical occupancy of 88.8% (including Development Properties undergoing lease-up) and an operating margin of 55.8%.

1997 Acquisitions
The 27 communities containing 8,524 apartment homes (net of one resold) included in this category had average monthly rental rates of $600, physical occupancy of 91.6% and an operating margin of 57.3% for the first nine months of 1998. For the third quarter of 1998, these communities had average monthly rental rates of $607, physical occupancy of 93.2% and an operating margin of 56.6%. The annualized return on investment for these communities for the nine months ended September 30, 1998, on an average investment of approximately $354.1 million, was 9.2%.

1998  Acquisitions
Included in this category are the following: (i) the 24 communities with 7,055 apartment homes acquired by the Company during the first nine months of 1998 which are projected to have a first year return on investment in the 9% range and (ii) the 39 communities with 7,550 apartment homes included in the ASR portfolio acquired on March 27, 1998. A number of the 1998 acquisitions, including the ASR communities are in Phoenix, Tuscon and Albuquerque, which are both soft and somewhat seasonal markets. However, better results from these communities are anticipated in the fourth quarter of 1998.

Sales
Included in this category are the 29 communities with 7,518 apartment homes sold as part of the Company's disposition program (see Disposition of investments under Liquidity and Capital Resources) since January 1, 1997. The net proceeds from the sales of these communities were reinvested in the 1997 and 1998 acquisitions discussed above.

Development
This represents the 1,464 homes developed at various times since January 1, 1997 which includes three new apartment community and seven additional phases to existing communities. These communities did not have a material impact on the results of operations for the three and nine months ended September 30, 1998.

Real Estate Depreciation
Real estate depreciation increased $7.2 million or 36.3% and $18.3 million or 33.3% for the three and nine months ended September 30, 1998, respectively over the same periods last year. These increases are directly attributable to the addition of depreciable real estate assets as a result of the Company's acquisition, development and capital expenditure programs.


Interest Expense
Interest expense increased $7.9 million and $17.5 million for the three and nine months ended September 30, 1998, respectively over the same periods last year. The weighted average amount of debt employed during the first nine months of 1998 was higher than it was for the same period during 1997 ($1.4 billion in 1998 versus $1.1 billion in 1997). For both the three and nine months ended September 30, 1998, the weighted average interest rate on this debt was slightly lower than it was during the same periods last year, decreasing from 7.5% in 1997 to 7.4% in 1998. For the quarter ended September 30, 1998, the weighted average amount of debt outstanding was higher than the same period last year ($1.5 billion in 1998 versus $1.1 billion in 1997). For the three and nine months ended September 30, 1998, total interest capitalized on the Company's development communities was $910,000 and $2.2 million, respectively.

General and Administrative
During the three and nine months ended September 30, 1998, general and administrative expenses increased by $915,000 and $2.0 million over the same periods last year primarily due to (i) the added infrastructure costs incurred due to the increased size of the Company and (ii) the change in accounting for internal acquisition costs subsequent to March 19, 1998 (See Footnote 7-Accounting Pronouncements).

Inflation
The Company believes that the direct effects of inflation on the Company's operations have been inconsequential.

Year 2000
The Company continues to address issues regarding the transition to Year 2000 as it is dependent on computer systems and applications to conduct its business. The Company performed a preliminary assessment earlier in 1998, and it believes that its personal computers, desktop software, servers and major applications are Year 2000 compliant (both at property and corporate locations). To ensure that the Company completed a formalized and thorough assessment of its Year 2000 issues, an outside consulting firm has been engaged to conduct a Year 2000 assessment and develop a remediation plan. The plans covers four stages: (i) inventory, (ii) assessment, (iii) remediation and (iv) testing and certification. The Company has substantially completed the inventory stage for its Company owned systems and applications. The assessment processes are approximately 80% complete and should be completed by January 15, 1999. The Company believes that it has identified all of its information technology (IT) and non-IT systems to assess its Year 2000 readiness. The Company plans to complete its Year 2000 project, no later than the third quarter of 1999.

Inherent in all phases is assessing the Year 2000 compliance of the Company's vendors and other external relationships to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. The Company has initiated formal communication with these parties. However, the Company cannot assure timely compliance of third parties and therefore could be adversely affected by failure of a significant third party to become Year 2000 compliant. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 ready is not reasonably estimable.

At this time, the Company cannot estimate the aggregate cost of its Year 2000 issues of third parties. Amounts expended to ensure Year 2000 compliance are expected to be funded by cash flows from operations and are not expected to have a material impact on the Company's financial position, results of operations, or cash flows. The Company estimates that the total Year 2000 project cost will be in the $100,000 range, of which approximately 25% has been incurred as of September 30, 1998. The Company believes that its Year 2000 initiatives are adequate to address reasonably likely Year 2000 issues.

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

(b)      A Form 8-K  dated  June 9,  1998 was  filed  with  the  Securities  and
         Exchange Commission on June 24, 1998. The filing reported the acquisition by the Company of properties which in the aggregate were significant. The Form 8-K was subsequently amended on Form 8-K/A No. 1 which was filed with the Securities and Exchange Commission on August 13, 1998. The Form 8-K/A No. 1 included the Statement of Rental Operations of The Trails at Kirby Parkway Apartments, The Trails at Mt. Moriah Apartments, Cinnamon Trails Apartments, Dogwood Creek Apartments, Audobon Apartments, Carmel Apartments, Cimmaron Apartments, Grand Cypress Apartments, Kenton Place Apartments, Peppermill Apartments, The Crest Apartments and Village at Thousand Oaks Apartments.

         A Form 8-K dated May 29, 1998 was filed with the Securities and Exchange Commission on October 19, 1998. The filing included the Statement of Rental Operations of Rancho Mirage Apartments.

         A Form 8-K dated September 11, 1998 was filed with the Securities and Exchange Commission on October 23, 1998. The filing reported the proposed merger of American Apartment Communities II, Inc. by the Company. The filing included the audited financial statements of American Apartment Communities II, Inc, and American Apartment Communities II, LP for the year ended December 31, 1997.

         A Form 8-K dated October 28, 1998 was filed with the Securities and Exchange Commission on October 28, 1998. The filing reported on the Company's results of operations for the three and nine months ended September 30, 1998.

         A Form 8-K dated November 2, 1998 was filed with the Securities and Exchange Commission on November 6, 1998. The filing included the Exhibits for the Consents of Experts as used in the Company's Prospectus Supplement for the issuance of debt securities.

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

2(b)              Agreement of Plan of Merger dated as        Exhibit 2(b) to the Company's Form S-4 Registration
                  of  September 10, 1998, between the         Statement (Registration No. 333-45305) filed with
                  Company and American Apartment              the Commission on January 30, 1998.
                  Communities II, Inc. including as
                  exhibits thereto the proposed terms
                  of the Series D Preferred Stock and the
                  proposed form of Investment Agreement
                  between the Company, United Dominion
                  Realty, L.P., American Apartment
                  Communities II, Inc., American
                  Apartment Communities Operating
                  Partnership, L.P., Schnitzer Investment
                  Corp., AAC Management LLC and LF
                  Strategic Realty Investors, L.P.

2(c)              Partnership Interest Purchase and Exchange  Exhibit 2(b) to the Company's Form S-4 Registration
                  Agreement dated as of September 10, 1998,   Statement (Registration No. 333-45305) filed with
                  between the Company, United Dominion        the Commission on January 30, 1998.
                  Realty, L.P., American Apartment
                  Communities Operating Partnership, L.P.,
                  AAC Management LLC, Schnitzer
                  Investment Corp., Fox Point Ltd. and
                  James D. Klingbeil including as an exhibit
                  thereto the proposed form of the Third
                  Amended and Restated Limited Partnership
                  Agreement of United Dominion Realty, L.P.

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

4(i)(d)           Rights  Agreement  dated as of               Exhibit 1 to the Company's Form 8-A
                  January  27,  1998,  between  the            Registration Statement dated February 4, 1998.
                  Company and ChaseMellon  Shareholder
                  Services, L.L.C., as Rights Agent.

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
                  Association for Lutherans

 10(i)            Employment Agreement between                Exhibit 10(v)(i) to the Company's Annual Report on
                  the Company and John                        Form 10-K for the year ended December 31,
                  P. McCann dated October 29, 1982            1982.

10(ii)            Employment Agreement between                Exhibit 10(v)(ii) to the Company's Annual Report on
                  the Company and James                       Form 10-K for the year ended December 31,
                  Dolphin dated October 29, 1982.             1982.

10(iii)           Employment Agreement between                Exhibit 10(iv) to the Company's Annual
                  the Company and John S. Schneider           Report on Form 10-K for the year ended
                  dated December 14, 1996.                    December 31, 1996.

10(iv)            1985 Stock Option Plan,                     Exhibit 10(iv) to the Company's Quarterly
                  as amended.                                 Report on Form 10-Q for the quarter ended
                                                              June 30, 1998.


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


10(vi)(a)         Subordination Agreement dated               Exhibit 10(vi)(a) to the Company's Form 10-Q for the
                  April 16, 1998, between the                 quarter ended March 31, 1998.
                  Company and United Dominion
                  Realty, L.P.

12                Computation of Ratio of Earnings            Filed herewith.
                  to Fixed Charges.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Dominion Realty Trust, Inc.
(registrant)


Date: November 16, 1998             /s/ James Dolphin
                                    ------------------------------------
                                        James Dolphin
                                        Executive Vice President and
                                        Chief Financial Officer


Date: November 16, 1998             /s/ Robin R. Flanagan
                                    ------------------------------------
                                        Robin R. Flanagan
                                        Assistant Vice President and
                                        Chief Accounting Officer