Form 10-K
period 1998-12-31
UNITED DOMINION REALTY TRUST INC
filed 1999-03-18
CIK 74208

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

                   For the fiscal year ended December 31, 1998

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

                                 (804) 780-2691
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:





Title of each class                                                              Name of exchange on which  registered
-------------------                                                              -------------------------------------

Common Stock,  $1 par value                                                      New York Stock Exchange
Preferred Stock Purchase Rights                                                  New York Stock Exchange
9.25% Series A Cumulative Redeemable Preferred Stock                             New York Stock Exchange
8.60% Series B Cumulative Redeemable Preferred Stock                             New York Stock Exchange
7.50% Series D Cumulative Convertible Redeemable Preferred Stock                 None




           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to filing requirements for at least the past 90 days.

                                     Yes     X        No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K ( ).

The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sales price on the New York Stock Exchange) on March 2, 1999 was approximately $1 billion. * As of March 2, 1999 there were 104,060,609 shares of common stock, $1 par value, outstanding.

Part III incorporates certain information be reference from the Proxy Statement to be filed with respect to the Annual Meeting of Shareholders on May 11, 1999.

*In determining this figure, the Company has assumed that all of its officers & directors, and persons known to the Company to be beneficial owners of more than 5% of the Company's shares, are affiliates. Such assumptions should not be deemed conclusive for any other purpose.

                          UNITED DOMINION REALTY TRUST, INC.

                                  TABLE OF CONTENTS

                                                                      PAGE
                                                                      ----
PART I.

      Item 1.     Business                                               3
      Item 2.     Properties                                            14
      Item 3.     Legal Proceedings                                     15
      Item 4.     Submission of Matters to a Vote of Security Holders   15

PART II.

      Item 5.     Market for Registrant's Common Equity and Related     17
                          Stockholder Matters
      Item 6.     Selected Financial Data                               19
      Item 7.     Management's Discussion and Analysis of Financial     21
                          Condition and Results of Operations
      Item 8.     Financial Statements and Supplementary Data           37
      Item 9.     Changes in and Disagreements with Accountants on      37
                          Accounting and Financial Disclosure

PART III.

      Item 10.    Directors and Executive Officers of the Registrant    38
      Item 11.    Executive Compensation                                38
      Item 12.    Security Ownership of Certain Beneficial Owners and   38
                          Management
      Item 13.    Certain Relationships and Related Transactions        38

PART IV.

      Item 14.    Exhibits, Financial Statement Schedule, and           39
                           Reports on Form 8-K

                                    Part I
Item 1.   BUSINESS

The Company
General

United Dominion Realty Trust, Inc., a Virginia corporation, (collectively with its subsidiaries, the Company), is a self-administered equity real estate investment trust ("REIT"), that operates within one defined business segment as a fully integrated owner, operator, renovator and developer of apartment communities located nationwide.

Formed in 1972, the Company is headquartered in Richmond, Virginia with regional offices in Richmond, Dallas and Atlanta. In addition, the Company has area offices in the previously mentioned cities plus Orlando, Raleigh, Charlotte, Tampa, Houston, San Francisco and Phoenix. The regional offices are responsible for the operation, acquisition, construction and asset management activities in their respective geographic regions. The Company had approximately 2,700 employees as of March 15, 1999.

The Company manages its properties directly, rather than through outside property management firms. During 1998, the cost of internal property management of the Company's communities totaled 3.5% of rental revenue. In determining its cost of self management, the Company considers all direct and indirect costs associated with the internal property management function.

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

Apartments and Markets

At December 31, 1998, the Company's apartment portfolio included 326 communities having a total of 86,893 completed apartment homes (See Item 2, Properties.). The Company had eight communities and two additional phases to existing communities with 1,946 apartment homes under development at December 31, 1998. The apartment community is the Company's basic business unit and is staffed with well trained property management personnel. The communities have a community director, leasing assistants and a maintenance staff who oversee the daily operation of the communities. Other than Dallas, Texas where 9.5% of the Company's apartment homes are located, no other market has more than 5% of the Company's apartment homes. The Company's apartment communities consist primarily of upper middle to moderate income garden and townhouse communities which make up the broadest segment of the apartment market. Most of the communities are considered to be "B" grade quality although the Company does own class A properties that compete at or near the top of their respective markets. "B" grade communities are generally either of 1980's construction, located in good neighborhoods or 1970's construction in good neighborhoods where the apartments have been, or can be, significantly upgraded and repositioned. Management believes that these well located apartments offer the Company a good combination of current income and longer-term income growth.

Management's strategy is to be a national, highly efficient provider of quality apartment homes with meaningful size in approximately 35 growth markets. Geographic market diversification is important as it balances the portfolio performance and makes the Company less vunerable to cyclical real estate cycles and economies in a specific market. In a given year, the Company will have some markets that are strong or recovering, some will be balanced and others may be softening. However, with its market diversification, the Company's aggregate results of operations are anticipated to be balanced year to year.

Physical occupancy at the Company's apartment communities averaged 91.9% for December 1996 and bottomed out in January 1997 at 91.6%. Occupancy grew steadily throughout 1997 as these markets began to recover, and by December 1997, physical occupancy had increased to 92.6%, one full basis point above the beginning of the year. In 1997, the increased supply led to softness in certain of the Company's southeastern markets, however, supply and demand in the Company's markets are generally in equilibrium. During 1998, physical occupancy of 92.9% was the same as 1997. In 1998, the Company's best performing markets were also its largest: Dallas, Houston and Orlando. The Company experienced improvements in markets that were weak in 1997, including Baltimore, Washington, Atlanta and Jacksonville. Greenville, Greensboro and Albuquerque continued to be soft. During 1998, apartment supply and demand are in relative balance in most of the Company's markets. Although there was an increase in apartment construction in 1997 and 1998, a strong economy led to good absorption of the new supply of apartments. Apartment supply and demand are in relative balance in most of the Company's major markets. During 1999, the Company anticipates some slowdown in economic growth and a slight increase in apartment completions which is expected to result in a modest decline in physical occupancy and slightly lower rent growth.

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

Business and Operating Strategies

The Company seeks to increase shareholder value by (i) generating growth in the operating results of its existing communities, (ii) acquiring communities that will provide a good long-term investment, (iii) developing communities in its existing markets which provide above market yields, (iv) selling communities that no longer meet its investment criteria and (v) financing its activities at the lowest possible cost of capital.

The apartment sector has become increasingly competitive, as ownership has shifted to large companies with more resources and sophisticated management. In order to compete more effectively, the Company began a strategic repositioning in 1996, with the objective of being better positioned to achieve more consistent earnings growth in the future. The repositioning included expanding geographically, upgrading the quality of its apartment portfolio through the sale of non-strategic assets and the upgrade of its existing portfolio and investing in scalable management systems. The key elements of the Company's strategic repositioning included: (i) investing in property upgrades, including revenue-enhancing improvements, (ii) establishing a development pipeline, (iii) selling non-strategic properties and reinvesting the proceeds in newer communities with more growth potential, (iv) investing in scalable infrastructure, primarily in the form of people and technology and (v) expanding into new markets in new regions of the country. The Company believes that the repositioning strategy provides the following benefits:

          o     More stable operating growth
          o     Lower capital expenditures per apartment home
          o     Improved operating margins
          o     A balance between  acquisitions and development that will
                      provide better investment returns
          o     Lower general and administrative costs as a percentage of rental income
          o     Increased productivity

Acquisitions

The Company seeks to acquire communities in individual and portfolio transactions that can provide returns on investment (property rental income less property operating expenses divided by the average capital investment in real estate) substantially in excess of the Company's cost of capital by the third year of ownership. During 1998, the Company continued added size to its existing markets where it was under-invested. During 1998, the Company acquired 24 communities, in individual and portfolio transactions, containing 6,959 apartment homes (excluding ASR Investments Corporation ("ASR") and American Apartment Communities II, Inc. ("AAC") at a total cost (including closing costs) of $314.7 million or $45,200 per home.

When evaluating potential acquisitions, the Company considers, among other things: (i) the geographic location, (ii) construction quality, condition and design of the community, (iii) asset quality and age of the property, (iv) current and projected cash flow of the property, (v) the ability to increase the value and cash flow of the property through upgrades and repositioning, (vi) potential for rent increases, (vii) competition from existing multi-family communities, (viii) anticipated new construction and (ix) the potential for economic growth in the market.

The following table summarizes the Company's growth during the last five years (dollars in thousands):



                                       1998 (a)      1997        1996 (b)     1995        1994
                                       --------      ----        --------     ----        ------



Homes acquired                         28,510        8,628       22,032        5,142       11,368

Homes owned at December 31,            86,893       62,789       55,664       34,224       29,282

Total real estate owned, at cost   $3,916,785   $2,472,537   $2,085,023   $1,182,113   $1,007,599
Total rental income                $  478,718   $  386,672   $  241,260   $  194,511   $  139,380





(a) Includes 7,550 apartment homes acquired in the ASR Merger on March 27, 1998 and 14,001 apartment homes acquired in the AAC Merger on December 7, 1998.
(b) Includes 14,320 completed apartment homes and 675 homes under development acquired in connection with the South West Property Trust Inc. Merger on December 31, 1996.

During 1999, the Company does not anticipate acquiring communities except to reinvest a portion of the proceeds from property sales.

Mergers

Prior to 1990, the Company was the only major publicly held REIT focusing predominantly on apartment investments. Since then, a number of new multi-family REITs have been formed. Some of these REITs may seek to be acquired by larger, more strongly capitalized REITs that have superior access to the capital markets. During the past few years, the apartment sector has undergone consolidation and the Company has been a major participant in this real estate consolidation process, completing the following mergers:

      On December 31, 1996, The Company completed the acquisition of South West Property Trust Inc. ("South West") in a statutory merger (the "South West Merger"). South West was a publicly traded multifamily REIT that owned 44 communities with 14,320 apartment homes primarily located in Texas and several other Southwestern markets. The South West Merger provided the Company with significant diversification beyond its traditional Southeast and Mid-Atlantic markets, expanding the Company into Southwestern markets.

      On March 27, 1998, the Company completed the acquisition of ASR Investments Corporation ("ASR") in a statutory merger (the "ASR Merger"). ASR was a publicly traded multifamily REIT that owned 39 communities with 7,550 apartment homes located in Arizona, Texas, New Mexico and the state of Washington. The ASR Merger furthered the Company's investment in Southwestern markets, provided an initial presence in the Pacific Northwest, and provided the Company with critical size in Houston and Phoenix.

      On December 7, 1998, the Company completed the acquisition of American Apartment Communities II, Inc. (AAC) in a statutory merger (the "AAC Merger"). In connection with the acquisition of AAC, the Company acquired 53 communities with 14,001 apartment homes located primarily in California, the Pacific Northwest, the Midwest and Florida. The AAC Merger allowed the Company to enter into new major markets that are believed to have the potential for good long-term growth, such as, Portland, San Francisco, Sacramento, San Jose, Monterey, Los Angeles, Denver, Indianapolis and Detroit. In addition, it added size to our existing portfolios in Columbus, Tampa, South Florida and Seattle.

Real estate under development

Development activity is focused in certain of the Company's major markets. With acquisition costs approaching replacement cost and the spreads over the Company's cost of capital narrowing, building in selected markets enables the Company to increase its return on investment. In determining whether to develop in a certain market, the Company considers among other things, the following:
(i) income levels and employment growth, (ii) location, (iii) barriers to entry that would limit competition, (iii) demographic information such as expected household growth, (iv) supply/demand ratio and competition among other apartment communities or housing alternatives and (v) pricing and yields on acquisition properties relative to development properties.

During 1998, the Company increased is commitment to development as part of its strategic repositioning, investing $97.2 million on development projects which included eight new communities, four additional phases to existing communities and nine parcels of undeveloped land. The Company plans to invest approximately $150 million on development, including communities currently under development plus six new starts during the year. These communities are anticipated to provide stabilized returns on investment in excess of 10%. The Company believes that having a development capability provides the following benefits: (i) returns on investment in excess of returns on acquisitions, (ii) control over the quality of the product which includes quality of features, size and floor plan, (iii) ability to add presence in existing markets and (iv) a new, high quality community that requires no material capital expenditures for five years.

Same Communities

      The Company's net income is primarily generated from the operations of its apartment communities. During 1998, the Company's same communities (those communities acquired, developed and stabilized prior to January 1, 1997 and held throughout the annual reporting period) consisted of 180 communities containing 47,875 apartment homes. These same communities provided rental growth of 3.3% which was coupled with a .3% decrease in rental expenses. Average physical occupancy and rental rates at the Company's same communities during the comparable periods are set forth below:

                                    1998      1997        1996
                                    ----      ----        ----
Physical occupancy                 92.9%       92.9%       92.6%
Average monthly rental rates       $602        $582        $572

      The  Company's  strategic   objectives  include  upgrading  the  apartment
portfolio through the addition of features and initiatives to the communities that are appropriate for the market and which will support higher rents. Value enhancing improvements plus improvements that substantially extend the useful life of an existing asset are capitalized. A significant portion of the Company's capital expenditures relate to an upgrade and repositioning program that began in 1996. The Company recognized the need to improve its asset quality in order to compete with an increase in the supply of newer communities, and consequently, embarked on the upgrade program. In addition, several initiatives which are considered revenue enhancing or expense reducing are underway that either allow the Company to increase rents by more than the inflationary rate or allow the Company to pass expenses to residents including: (i) sub-metering of water and sewer to residents where local and state regulations allow, (ii) gating and fencing of apartment communities, (iii) installing monitoring devices such as intrusion alarms or controlled access devices, (iv) adding business and fitness centers and (v) constructing carports, garages and self storage units.

Sales

      The Company continually undertakes portfolio review analysis with the objective of identifying communities that do not meet the Company's long-term investment objectives. When determining whether to dispose of communities, the Company considers the following factors: (i) size, location, asset quality and age of the community, (ii) current operating performance of the community,
(iii) markets where the economy is not expected to be strong over the long-term and (iv) markets where the Company does not intend to establish a long-term concentration. These sales allow the Company to reduce the age of its existing portfolio, which should result in lower operating expenses and capital expenditures associated with the older communities and to exit non-core markets. Since 1997, the Company sold 30 communities with 7,888 non-strategic apartment homes (average age of communities sold was 25 years), the net proceeds from which were used to acquire and develop newer communities that will provide higher long-term returns on investment than the communities that are being sold. The Company intends to sell 6,000 to 7,000 apartment homes during 1999 to complete the sale of non-strategic assets, the proceeds from which will be used to fund acquisitions in order to complete tax deferred exchanges, to repay debt and to fund new development. At December 31, 1998, the Company had 26 communities, four commercial properties and one parcel of undeveloped land included in real estate held for disposition.

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

At December 31, 1998, the Company had the following credit facilities: (i) $200 million three year unsecured revolving credit facility which includes a $100 million competitive bid option which allows the Company to solicit bids from participating banks at rates below the contractual rate, (ii) a $50 million one year unsecured line of credit and (iii) a $15 million uncommitted line of credit with a major U.S. financial institution. At December 31, 1998, the Company had $240 million of borrowings outstanding under these credit facilities.

During 1998, the Company completed the following financing activities: (i) issued 1.7 million shares of common stock at a gross sales price of $14.31 per share to a Unit Investment Trust (UIT) and 1.1 million shares of common stock at a gross sales price of $14.19 to a second UIT, for net proceeds of $38.0 million, (ii) issued $150 million of 8.125% Notes, (iii) issued $62.5 million of 8.5% Monthly Income Notes, (iv) raised $36.6 million under the Dividend Reinvestment and Stock Purchase Plan, (v) assumed debt of $753.5 million in connection with the acquisition of communities, (vi) issued 8,396,863 Operating Partnership Units valued at $107.3 million in connection with the acquisition of communities, (vii) issued 8,224,090 shares of common stock with an aggregate value of $115.6 million in connection with the acquisition of communities,
(viii) issued eight million shares of convertible preferred stock with a fair value of $175 million in connection with the AAC Merger and (ix) had net borrowings under its bank credit facilities of $104.4 million.

In January 1999, the Company established a program for the sale of up to $200 million aggregate principal amount of medium-term notes (the "MTN Program"). The Company subsequently sold an aggregate of $150 million of senior unsecured notes under the MTN Program which consisted of the following: (i) $70 million of 7.60% Notes due January 25, 2002, (ii) $58 million of 7.67% Notes due January 26, 2004, (iii) $10 million of variable-rate Notes due January 27, 2003 on which the Company subsequently executed a swap fixing the rate at 7.52% and (iv) $12 million of 7.22% notes due February 19, 2003. Net proceeds from the offerings were used to repay revolving bank debt and prepay mortgage debt. The Company anticipates issuing the remaining $50 million of notes under the MTN Program during the first half of 1999, the net proceeds of which will be used to repay a senior unsecured note maturing in April 1999.

The Company is currently negotiating a $130 million five year variable-rate revolving credit agreement ("the Credit Facility") with a lender through which the Company will have access to secured funding through Federal National Mortgage Association. The proceeds from the Credit Facility will be used to repay a $91 million secured credit facility assumed in connection with the AAC transaction and repay unsecured bank debt. Additional features of this Credit Facility may allow the Company to extend the maturity for five or ten years and increase the amount available under the Credit Facility to $200 million. It is anticipated that this Credit Facility will be executed during the first quarter of 1999.

Depending on the volume and timing of acquisition activity, the Company anticipates raising additional debt during the next twelve months primarily to refinance debt maturities, however, 1999 acquisition and development activity is expected to be funded primarily with the proceeds from the planned sales of communities.

Competition

In most of the Company's markets, the competition for residents among communities is extremely intense as some competing communities offer features that the Company's communities do not have. Also, some competing communities are larger and/or newer than the Company's communities. The competitive situation of each community varies and intensifies as additional properties are constructed.

When in the market for new acquisitions, the Company competes with numerous other investors, including other REITs, individuals, partnerships, corporations, pension funds, insurance companies, foreign investors and other real estate entities. Although the Company has certain advantages because of its substantial presence in its markets and its access to capital, some competing investors are larger than and may have a competitive advantage over the Company in terms of assets and other investment resources. During 1998, the competition for both single property and portfolio acquisitions intensified which resulted in lower acquisition capitalization rates. Management believes that the Company, in general, is well positioned in terms of economic and other resources to compete effectively and intends to maintain its pricing discipline while continuing to pursue acquisitions that meet the Company's long-term investment objectives.

Environmental Regulations

To date, compliance with federal, state, and local environmental protection regulations has not had a material effect on the capital expenditures, earnings or competitive position of the Company. However, over the past few years, the issue has been raised regarding the presence of asbestos and other hazardous materials in existing real estate properties. In response to this, on March 1, 1991, the Company adopted a property management plan for hazardous materials. As part of the plan, Phase I environmental site investigation and reports have been completed for each property owned by the Company and not previously inspected. In addition, all proposed acquisitions are inspected prior to acquisition.
Acquisitions through merger are inspected on a case by case basis given historical information available. The inspections are conducted by qualified environmental consultants, and the report issued is reviewed by the Company prior to the purchase or development of any property. Nevertheless, it is possible that the Company's environmental assessments will not reveal all environmental liabilities, or that some material environmental liabilities exist in which the Company is unaware. In some cases, the Company has abandoned otherwise economically attractive acquisitions because the costs of removal or control have been prohibitive and/or the Company has been unwilling to accept the potential risks involved. The Company does not believe it will be required to engage in any large scale abatement at any of its properties as asbestos is managed in place in accordance with current environmental laws and regulations. Management believes that through professional environmental inspections and testing for asbestos and other hazardous materials, coupled with a conservative posture toward accepting known risk, the Company can minimize its exposure to potential liability associated with environmental hazards.

Recently enacted federal legislation requires owners and landlords of residential housing constructed prior to 1978 to disclose to potential residents or purchasers of the communities any known lead paint hazards and will impose treble damages for failure to so notify. In addition, lead based paint in any of the communities may result in lead poisoning in children residing in that community if chips or particles of such lead based paint are ingested, and the Company may be held liable under state laws for any such injuries caused by ingestion of lead based paint by children living at the communities.

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

 Operating Partnership - United Dominion Realty Trust, L.P.

On October 23, 1995, the Company organized United Dominion Realty, L.P. (the "Partnership") under the Virginia Revised Uniform Limited Partnership Act, as amended (the "Partnership Act"). The Company is the sole General Partner of the Partnership and currently holds a 79.8% interest. The Partnership is intended to assist the Company in competing for the acquisition of properties that meet the Company's investment strategies from seller partnerships, some or all of whose partners may wish to defer taxation of gain realized on sale through an exchange of partnership interests.

The Partnership was organized under a First Amended and Restated Agreement of Limited Partnership dated as of December 31, 1995 which was subsequently amended in the Second Amended and Restated Agreement of Limited Partnership dated as of August 30, 1997 and later amended by the Third Amended and Restated Agreement of Limited Partnership dated as of December 7, 1998 (the "Partnership Agreement"). A summary of certain provisions of the Partnership Agreement is set forth below. The summary does not purport to be complete and is subject to and qualified in its entirety by reference to applicable provisions of the Partnership Act and the complete Partnership Agreement. The Partnership Agreement is filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

Units
The interests in the Partnership of the Partnership's limited partners (the "Limited Partners") are represented by units of limited partnership interest (the "Units"). All holders of Units are entitled to share in the cash distributions  from,  and  in  the  profits  and  losses  of,  the  Partnership.
Distributions by the Partnership are made equally for each Unit outstanding except that outside partners have first priority as described in the "Distributions" section. As the Partnership's sole General Partner, the Company intends to make distributions per Unit in the same amount as the cash dividends paid by the Company on each share of Common Stock. However, because Partnership properties, which are the primary source of cash available for distribution to Unit holders, are significantly fewer than properties held directly by the Company and may not perform as well, there can be no assurance that distributions per Unit will always equal Common Stock dividends per share. A distribution made to the Company that enables it to maintain its REIT status (see "Management and Operations" below) may deplete cash otherwise available to Unit holders. The Partnership may borrow from the Company for the purpose of equalizing per Unit and per Common share distributions, but neither the Partnership nor the Company is under any obligation regarding Partnership borrowings for this or any other purpose.

The Limited Partners have the rights to which limited partners are entitled under the Partnership Act. The Units are illiquid, they are not registered for secondary sale under any securities laws, state or federal, and they cannot be transferred by a holder except as provided in the Partnership Agreement and unless they are registered as such or an exemption from such registration is available. Except as provided in any Investment Agreement or other agreement with a partner, neither the Partnership nor the Company is under any obligation to effect any such registration or to establish any such exemption. The Partnership Agreement imposes additional restrictions on the transfer of Units, as described below under "Transferability of Interests."

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

Transferability of Interests
A Limited Partner generally may not transfer his interest in the Partnership without the consent of the General Partner which may be withheld at its absolute discretion. The General Partner may require, as a condition of any transfer, that the transferring Limited Partner assume all costs incurred by the Partnership in connection with such a transfer.

Redemption Rights
Each Limited Partner has the right (the "Redemption Right"), subject to the purchase right of the General Partner described below, to cause the redemption of such Limited Partner's Units for cash in an amount per Unit equal to the average of the closing sale prices of the Common Stock of the Company on the New York Stock Exchange (the "NYSE") for the ten trading days immediately preceding the date of receipt by the General Partner of notice of such Limited Partner's exercise of the Redemption Right provided that such Units have been outstanding for at least one year. Subject to certain restrictions intended to prevent undesirable tax consequences and assure compliance with the Securities Act, a Limited Partner may exercise the Redemption Right at any time but not more than twice within the same calendar year and not with respect to less than 1,000 Units (or all Units owned by such Limited Partner, if less than 1,000). A Limited Partner that exercises the Redemption Right shall be deemed to have offered to sell the Units to be redeemed to the General Partner, and the General Partner may elect to purchase such Units by paying to such Limited Partner either the redemption price in cash or by delivering to such Limited Partner a number of shares of Common Stock of the Company equal to the product of the number of such Units, multiplied by the "Conversion Factor," which is 1.0, subject to customary antidilution provisions in the event of stock dividends on or subdivisions or combinations of the Common Stock subsequent to issuance of such Units. Any Common Stock issued to the redeeming Limited Partner will be listed on the NYSE and, if to the extent provided in such Redeeming Partner's Investment Agreement or other agreement, registered under the Securities Act and/or entitled to rights to Securities Act registration.

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

Amendment of Partnership Agreement
Amendments to the Partnership Agreement may, with four exceptions, be made by the General Partner without the consent of the Limited Partners. Any amendment to the Partnership Agreement which would (i) affect the Conversion Factor or the Redemption Rights of the Limited Partners, (ii) adversely affect the rights of the Limited Partners to receive distributions payable to them under the Partnership Agreement, or (iii) alter the Partnership's profit and loss allocations shall require the consent of Limited Partners. Any amendment that would impose any obligation upon the Limited Partners to make additional capital contributions to the Partnership shall require the consent of each Limited Partner owning more than 50% of the percentage interests in the Partnership.

Books and Reports
The General Partner is required to keep at the specified office of the Partnership the Partnership's books and records, including copies of the Partnership's federal, state and local tax returns, a list of the partners and their last known business addresses, the Partnership Agreement, the Partnership certificate and all amendments thereto and any other documents and information required under the Partnership Act. Any partner or his duly authorized representative, upon paying duplicating, collection and mailing costs, is entitled to inspect or copy such records during ordinary business hours.

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

Adjustments of Capital Accounts and Percentage Interests
A separate capital account will be established and maintained for each Partner. The General Partner shall revalue the property of the Partnership to its fair market value (as determined by the General Partner, in its sole discretion) in accordance with applicable federal income tax regulations if: (i) a new or existing general or limited partner of the Partnership (a Partner or collectively Partners) acquires an additional interest in the Partnership in exchange for more than a de minimis capital contribution, (ii) the Partnership distributes to a Partner more than a de minimis amount of Partnership property as consideration for a Partnership interest or (iii) the Partnership is liquidated for federal income tax purposes. When the Partnership's property is revalued by the General Partner, the capital accounts of the partners shall be adjusted in accordance with such regulations, which generally requires such capital accounts to be adjusted to reflect the manner in which the unrealized gain or loss inherent in such property (that has not been reflected in the capital accounts previously) would be allocated among the Partners pursuant to the Partnership Agreement if there were a taxable disposition of such property for its fair market value on the date of the revaluation.

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

Profits of the Partnership are to be allocated first to partners in proportion to and up to the amount of cash distributions, and second in accordance with the respective partnership interests. Losses are allocated in accordance with each partners percentage interest.

Distributions
The Partnership Agreement provides that the General Partner shall distribute cash quarterly, in amounts determined by the General Partner in its sole discretion (i) first to the outside limited partners, (ii) second to the Company (or appropriate subsidiary) until the Company has received an amount equal to prior distributions to the outside limited partners, and (iii) third, to the outside limited partners and the Company (or the appropriate subsidiary) in accordance with their percentage interests in the Partnership. Also, the amount of cash distributable to a Limited Partner who has not been a Limited Partner for the full quarter for which the distribution is paid is subject to pro rata reduction. Upon liquidation of the Partnership, after payment of, or adequate provision for, debts and obligations of the Partnership, including any Partner loans, any remaining assets of the Partnership will be distributed to all Partners with positive capital accounts in accordance with their respective positive capital account balances. If the General Partner has a negative balance in its capital account following a liquidation of the Partnership, it will be obligated to contribute cash to the Partnership equal to the negative balance in its capital account.

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

Item 2.  Properties


Real Estate Owned





The table below sets forth a summary by major geographic market of the Company's portfolio of apartment communities at December 31, 1998.


Included in the table below are (i) 26 apartment communities held for disposition in the amount of $163,366,912, net of accumulated depreciation in the amount of $34,176,249 and (ii) real estate under development which includes eight new communities and two additional phases (excludes land held for future development). At December 31, 1998, the Company also had two shopping centers, three other commercial properties and one parcel of undeveloped land in the consolidated balance sheet classified as real estate held for disposition in the amount of $16,294,529, net of accumulated depreciation in the amount of $1,791,161, which are not included in the table below.



See also Notes 1 and 2 to the Consolidated Financial Statements and Schedule III- Summary of Real Estate Owned.





                                            Number of          Number of       Percentage of       Carrying
                                            Apartment          Apartment         Apartment           Value           Encumbrances
Major Geographic Markets                   Communities            Homes            Homes        (In thousands)      (In thousands)
------------------------------------------------------------------------------------------------------------------------------------


Dallas, TX                                      28               8,954              10%            $389,202            $49,002 (A)
Houston, TX                                     23               5,927               7%             210,015             65,965 (A)
Orlando, FL                                     12               3,848               4%             177,696             41,630
Phoenix, AZ                                      8               3,136               4%             177,434             19,931 (A)
San Antonio, TX                                 13               3,840               4%             170,405             38,609 (A)
Tampa, FL                                       11               3,777               4%             162,077             41,067 (A)
Raleigh, NC                                     11               3,484               4%             154,990             16,132 (A)
San Francisco, CA                                4                 980               1%             128,754             70,086
Nashville, TN                                   10               2,776               3%             123,343              5,081
Charlotte, NC                                   11               2,566               3%             122,009             22,772 (A)
Richmond, VA                                    10               3,091               4%             114,880              3,034
Columbia, SC                                    11               3,326               4%             113,633             28,639
Columbus, OH                                     7               1,972               2%             110,996             34,981 (A)
Eastern NC                                      10               2,710               3%             110,189             10,127
Monterey Peninsula, CA                          16               2,076               2%             105,970               (A)
Memphis, TN                                      7               2,206               3%             103,851             43,412
Greensboro, NC                                   8               2,123               3%             101,521              4,145 (A)
Other Florida                                    8               1,722               2%              81,280               --
Miami/Ft Lauderdale, FL                          5               1,280               1%              80,473               --
Baltimore, MD                                    8               1,746               2%              79,665             29,755
Atlanta, GA                                      7               1,642               2%              78,195             11,093
Hampton Roads, VA                                8               1,830               2%              63,774              3,900
Portland, OR                                     4                 996               1%              59,743             12,745
Washington DC                                    5               1,113               1%              57,759              5,875
Jacksonville, FL                                 3               1,157               1%              55,913             12,455
Greenville, SC                                   6               1,436               2%              53,794              3,265
Los Angeles, CA                                  2                 926               1%              53,387              6,141
Lansing, MI                                      4               1,227               2%              50,558               (A)
Other Virginia                                   6               1,156               1%              47,739              2,830
Sacramento, CA                                   2                 914               1%              47,549             17,127 (A)
Seattle, WA                                      4                 790               1%              46,382             24,367
Denver, CO                                       2                 876               1%              44,195               (A)
Other Midwest                                    5                 969               1%              42,321               --
Fayetteville, NC                                 3                 884               1%              40,900             18,453
Detroit, MI                                      4                 744               1%              38,125               (A)
Eastern Shore MD                                 4                 784               1%              34,546               --
Indianapolis, IN                                 3                 875               1%              32,663               (A)
Tucson, AZ                                       8               1,112               1%              30,062             15,557
Albuquerque, NM                                  4                 758               1%              29,422             13,704 (A)
Other Washington State                           2                 536               1%              25,264              9,702
Other Texas                                      3                 776               1%              23,352               (A)
Austin, TX                                       2                 542               1%              23,315               (A)
Other Georgia                                    2                 468               1%              22,401              6,179
Arkansas                                         2                 512               1%              21,897                --
Nevada                                           1                 384               1%              20,551                --
Other California                                 2                 444               1%              18,277               (A)
Delaware                                         2                 368               --              17,672                --
Other South Carolina                             2                 408               --              13,471              2,200
Alabama                                          1                 242               --              11,211                --
Oklahoma                                         1                 316               --               9,734               (A)
Other North Carolina                             1                 168               --               7,628               (A)
                                              --------------------------------------------------------------------------------------
                                   Total       326              86,893             100%          $3,940,183          $1,068,672
                                              --------------------------------------------------------------------------------------







                                                                  Physical             Average Monthly Rental      Average
                                            Cost                 Occupancy            Rates for the Year Ended    Unit Size
Major Geographic Markets                  Per Home             Full Year 1998 (C)      December 31, 1998 (B)     (Square Feet)
-------------------------------------------------------------------------------------------------------------------------------


Dallas, TX                                  $43,467                   94.4%                     $606 (D)              801
Houston, TX                                  35,434                   91.9%                      540 (D)              825
Orlando, FL                                  46,179                   94.0%                      634                  953
Phoenix, AZ                                  56,580                   89.7%                      661 (D)              891
San Antonio, TX                              44,376                   92.6%                      622                  815
Tampa, FL                                    42,912                   94.2%                      604                  956
Raleigh, NC                                  44,486                   94.1%                      660                  926
San Francisco, CA                           131,382                    --                         -- (D)              776
Nashville, TN                                44,432                   91.0%                      536                  955
Charlotte, NC                                47,548                   91.0%                      659                  961
Richmond, VA                                 37,166                   92.7%                      610                  951
Columbia, SC                                 34,165                   93.5%                      514                  929
Columbus, OH                                 56,286                    --                         -- (D)              870
Eastern NC                                   40,660                   86.8%                      569                1,002
Monterey Peninsula, CA                       51,045                    --                         -- (D)              727
Memphis, TN                                  47,077                   90.9%                      541                  833
Greensboro, NC                               47,820                   84.8%                      615                  981
Other Florida                                47,201                   94.0%                      567                  826
Miami/Ft Lauderdale, FL                      62,870                   90.9%                      818                1,084
Baltimore, MD                                45,627                   94.3%                      677                  869
Atlanta, GA                                  47,622                   93.2%                      628                  906
Hampton Roads, VA                            34,849                   92.0%                      558                  981
Portland, OR                                 59,983                    --                        -- (D)               890
Washington DC                                51,895                   92.8%                      755                  859
Jacksonville, FL                             48,326                   91.3%                      616                  896
Greenville, SC                               37,461                   87.5%                      532                  883
Los Angeles, CA                              57,653                    --                         -- (D)              649
Lansing, MI                                  41,205                    --                         -- (D)              815
Other Virginia                               41,297                   87.2%                      607                  869
Sacramento, CA                               52,023                    --                        --  (D)              820
Seattle, WA                                  58,711                    --                        --  (D)              840
Denver, CO                                   50,451                    --                        --  (D)              957
Other Midwest                                43,675                    --                        --  (D)            1,004
Fayetteville, NC                             46,267                   92.6%                      568                  900
Detroit, MI                                  51,243                   95.0%                      --  (D)              946
Eastern Shore MD                             44,064                   97.5%                      656                  938
Indianapolis, IN                             37,329                    --                        --  (D)              966
Tucson, AZ                                   27,034                   87.7%                      --  (D)              582
Albuquerque, NM                              38,815                   78.5%                      553 (D)              712
Other Washington State                       47,134                   68.4%                      --  (D)              936
Other Texas                                  30,093                   88.7%                      526                  725
Austin, TX                                   43,017                   92.9%                      595                  713
Other Georgia                                47,865                   88.6%                      649                1,142
Arkansas                                     42,768                   92.5%                      581                  821
Nevada                                       53,518                   81.3%                      645                  839
Other California                             41,164                    --                        --  (D)            1,031
Delaware                                     48,022                   94.0%                      616                  889
Other South Carolina                         33,017                   90.9%                      427                  909
Alabama                                      46,326                   91.8%                      516                1,095
Oklahoma                                     30,804                   91.7%                      456                  756
Other North Carolina                         45,405                   94.5%                      590                  836
                                      ----------------------------------------------------------------------------------
                                   Total     $45,345                  91.7%                     $602                  882
                                      ----------------------------------------------------------------------------------




(A) These communities are encumbered by the following: (i) 23 communities encumbered by two REMIC financings aggregating $75,919,228, (ii) six communities encumbered by one secrued note payable in the amount of $31,700,000, (iii) 24 communities encumbered by two fixed-rate notes payable aggregating $159,732,050 and (iv) 18 communities encumbered by two variable-rate notes payable aggregating $111,360,025.
     Excludes a $3.5 million mortgage note on one commercial property.

(B) Average Monthly Rental Rates for the Year Ended December 31, 1998, represents potential rent collections (gross potential rents less market adjustments), which approximates net effective rents.
     These amounts exclude the 1998 acquisitions.

(C) Physical occupancy for the year excludes the communities acquired on December 7, 1998, in connection with the American Apartment Communities II, Inc. statutory merger ("AAC Merger").

(D) Average Monthly Rental Rates for the year ended December 31, 1998 exclude the 14,001 apartment homes acquired on December 7, 1998 in connection with the AAC Merger and the 7,550 apartment homes acquired on March 27, 1998 in connection with the acquisition of ASR Investments Corporation. These apartment homes are excluded because the results are not meaningful on a yearly comparison as these apartment homes were not owned for a full year.

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

No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1998.

Executive Officers of the Registrant

      The executive officers of the Company, listed below, serve in their respective capacities for approximate one year terms.

Name                    Age               Office                  Since
----                    ---               ------                  ------

John P. McCann          54    Chairman of the Board               1974
                              and Chief Executive Officer

John S. Schneider       60    Vice-Chairman of the Board,         1996
                              Chief Operations Officer
                              and President

James Dolphin           49    Executive Vice President            1979
                              and Chief Financial Officer

Richard A. Giannotti    43    Senior Vice President and Director  1985
                              of Development-East

Mark E. Wood            54    Senior Vice President and Director  1996
                              of Development-West

Katheryn E. Surface     40    Senior Vice President, Corporate    1992
                              Secretary and General Counsel

Curt W. Carter          42    Senior Vice President and Director  1985
                              of Apartment Operations-Northern
                              Region

Robert L. Landis        40    Senior Vice President and Director  1996
                              of Apartment Operations-Western
                              Region



Walter J. Lamperski     41    Senior Vice President and Director  1996
                              of Apartment Operations-Southern
                              Region

     Mr. McCann has been the Company's managing Chief Executive Officer since 1974. Mr. McCann was elected Chairman of the Board in 1996.

     Mr. Schneider is the former Chief Executive Officer and Chairman of the Board of South West Property Trust Inc. (South West). Mr. Schneider was employed with the investment banking firm of Donaldson, Lufkin and Jenrette until from 1967 until 1973, when he co-founded a predecessor firm to South West. Mr. Schneider was elected Vice Chairman of the Board and Executive Vice President in 1996 in connection with the merger with South West and President in 1998.

     Mr. Dolphin was first employed by the Company in 1979 as Controller. He was elected Vice President of Finance in 1985 and has served as the Company's Chief Financial Officer through December 31, 1998. He was elected Senior Vice President in 1987 and Executive Vice President in 1996. Effective at the close of business on December 31, 1998, Mr. Dolphin was no longer employed by the Company.

     Mr. Giannotti joined the Company as Director of Development and Construction in September 1985. He was elected Assistant Vice President in 1988, Vice President in 1989 and Senior Vice President in 1996. In 1998, Mr. Giannotti was elected Director of Development-East.

     Mr. Wood joined the Company as Vice President of Construction in connection with the merger of South West in 1996. He was promoted to Senior Vice President and Director Development-West in 1998.

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

     Mr. Landis joined the Company in 1996 as Regional Vice President-Florida Region and was promoted in 1997 to Senior Vice President and Director of Apartment Operations-Florida Region. During 1998, Mr. Landis became the Senior Vice President and Director of Apartment Operations-Western Region. Prior to joining the Company, he was Vice President of Asset Management and Property Management for CRI/CAPREIT, Inc.

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

                                    PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is traded on the New York Stock Exchange (NYSE) under the symbol UDR. The following tables set forth the quarterly high and low closing sale prices per common share reported on the NYSE for each quarter of the last two years. Distribution information for Common Stock reflects distributions declared per share for each calendar quarter and paid at the end of the following month.

COMMON STOCK
                                                         Distributions
                           High           Low            Declared
1997
1st  Quarter              $ 16           $ 14 5/8       $  .2525
2nd Quarter                 15 1/8         13 3/8          .2525
3rd  Quarter                15 3/8         13 7/8          .2525
4th  Quarter                15 1/8         13 5/8          .2525

1998
1st  Quarter              $ 14 13/16     $ 13 3/4       $  .2625
2nd Quarter                 14 1/2         13 5/16         .2625
3rd  Quarter                14 1/16        10 11/16        .2625
4th  Quarter                11 3/4         10 1/16         .2625

The Company determined that, for federal income tax purposes, approximately 87.8% of the distributions for each of the four quarters of 1998 represented ordinary income to its shareholders and 12.2% represented return of capital to its shareholders.

On March 2, 1999, the closing sale price of the Common Stock was $9.81 per share on the NYSE, and there were 8,809 holders of record of the 104,060,609 shares of Common Stock.

The Company pays regular quarterly distributions to holders of shares of Common Stock. Future distributions by the Company will be at the discretion of its Board of Directors after considering the Company's actual funds from operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors. The annual distribution payment for calendar year 1998 necessary for the Company to maintain its status as a REIT was approximately $0.84 per share. The Company paid total distributions of $1.04 per share for 1998.

SERIES A PREFERRED STOCK
      The Company's Series A Preferred Stock ("Series A Preferred") and Series B Preferred Stock ("Series B Preferred") is traded on the New York Stock Exchange
(NYSE) under the symbol "UDRpfa" and "UDRpfb", respectively. The following tables set forth the quarterly high and low closing sale prices per share reported on the NYSE for each quarter of the last two years for the Series A Preferred and Series B Preferred. Distribution information for the Series A Preferred and Series B Preferred reflects distributions declared per share for each calendar quarter and paid at the end of the following month.

                                                            Distributions
                    High                    Low               Declared
1997
1st  Quarter     $  26 7/8              $  25 3/4             $  .578
2nd Quarter         26 5/8                 25 5/8                .578
3rd  Quarter        27 1/8                 25 7/8                .578
4th  Quarter        26 7/8                 25 1/8                .578

1998
1st  Quarter     $  26 11/16            $  26 1/8             $  .578
2nd Quarter         26 7/8                 25 3/4                .578
3rd  Quarter        25 15/16               24 1/2                .578
4th  Quarter        25 11/16               24 3/8                .578

On or after April 24, 2000, the Series A Preferred Stock may be redeemed for cash at a redemption price of $25 per share, plus accrued and unpaid dividends from the proceeds from the sale of additional capital stock (common or preferred).

SERIES B PREFERRED STOCK
                                                           Distributions
High              Low                  Declared
1997
1st  Quarter         --                   --                        --
2nd Quarter    $   25 1/2              $  25                        --
3rd  Quarter       26 7/8                 25 1/4                  .5554
4th  Quarter       26 5/8                 25 7/8                  .5375

1998
1st  Quarter   $   27 3/8                 26 3/16                 .5375
2nd Quarter        26 1/2                 25 5/8                  .5375
3rd  Quarter       26 13/16               24 9/16                 .5375
4th  Quarter       25 7/8                 24 9/16

The Series B Preferred Stock may be redeemed beginning May 29, 2007 at the sole option of the Company at a redemption price of $25 per share, plus accrued and unpaid dividends from the proceeds from the sale of additional capital stock (common or preferred).

SERIES D PREFERRED STOCK
On December 7, 1998, in connection with the acquisition of American Apartment Communities II, Inc. (AAC), the Company issued eight million shares of Series D Convertible Redeemable Preferred Stock (Series D) to one of the sellers of AAC. The Series D is convertible into 1.5385 shares of common stock at the option of the holder at any time at $16.25 per share. The Series D is not redeemable prior to December 7, 2003. On or after this date, the Company may, at its option, redeem all or part of the Series D at a price per share of $25, plus accrued and unpaid dividends from the proceeds from the sale of additional capital stock (common or preferred). Distributions declared during the fourth quarter were $.12 per share. The Series D is not listed on any exchange.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN
The Company has a Dividend Reinvestment and Stock Purchase Plan under which holders of Common and Preferred Stock may elect to automatically reinvest their distributions and make additional cash payments to acquire additional shares of the Company's Common Stock at a discount.

OPERATING PARTNERSHIP UNITS
From time to time, the Company issues shares of its common stock in exchange for Operating Partnership Units (OP Unit) tendered to the Company's operating partnership, United Dominion Realty L.P., for redemption in accordance with the provisions of the Agreement of limited Partnership of United Dominion Realty L.P. Such shares are issued based on the exchange ratio of one share for each OP Unit. During 1998, the Company issued a total of 39,041 shares of common stock in exchange for OP Units.

Item 6.   SELECTED FINANCIAL DATA

      The following table sets forth selected consolidated financial and other information for the Company as of and for each of the years in the five year period ended December 31, 1998. The table should be read in conjunction with the Consolidated Financial Statements of United Dominion Realty Trust, Inc. and the Notes thereto included elsewhere herein.

Selected Financial Data





Years Ended December 31,                                                1998         1997         1996         1995         1994
------------------------------------------------------------------------------------------------------------------------------------
In thousands, except per share data and apartment homes owned

Operating Data (a)

    Rental income                                                    $  478,718    $ 386,672   $  241,260    $  194,511  $  139,380
    Income before gains on sales of investments, minority interests
      and extraordinary item                                             47,339       57,813       33,726        28,037      19,118

    Gains on sales of investments                                        26,672       12,664        4,346         5,090         108

    Extraordinary item - early extinguishment of debt                      (138)         (50)         (23)            -         (89)

    Net income                                                           72,332       70,149       37,991        33,127      19,137

    Distributions to preferred shareholders                              23,593       17,345        9,713         6,637         -

    Net income available to common shareholders                          48,739       52,804       28,278        26,490      19,137

    Common distributions declared                                       107,758       88,587       55,493        48,610      37,539

    Weighted average number of common shares outstanding-basic           99,966       87,145       57,482        52,781      46,182

    Weighted average number of common shares outstanding-diluted        100,062       87,339       57,655        52,972      46,391

    Per share:

      Basic earnings per share                                       $     0.49   $     0.61   $     0.49    $     0.50  $     0.41

      Diluted earnings per share                                           0.49         0.60         0.49          0.50        0.41

      Common distributions declared                                        1.05         1.01         0.96          0.90        0.78
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data (a)

    Real estate held for investment                                  $3,643,245   $2,281,438   $2,007,612    $1,131,098  $1,007,599

    Real estate under development                                        99,395       24,598       37,855             -           -

    Real estate held for disposition                                    174,145      166,501       39,556        51,015           -

    Total real estate owned, net of accumulated depreciation          3,636,122    2,272,031    1,911,732     1,052,659     887,258

    Total assets                                                      3,755,388    2,313,725    1,966,904     1,080,616     911,913

    Notes payable-secured                                             1,072,185      417,325      376,560       180,481     158,449

    Notes payable-unsecured                                           1,045,564      738,901      668,275       349,858     368,215

    Total debt                                                        2,117,749    1,156,226    1,044,835       530,339     526,664

    Shareholders' equity                                              1,374,121    1,058,357      850,379       516,389     356,968

    Number of common shares outstanding                                 103,639       89,168       81,983        56,375      50,356
------------------------------------------------------------------------------------------------------------------------------------
Other Data (a)

    Cash Flow Data

      Cash provided by operating activities                          $  145,323   $  137,903   $   90,064    $   66,428  $   54,544

      Cash used in investing activities                                (296,437)    (345,666)    (161,572)     (183,930)   (359,631)

      Cash provided by financing activities                             169,170      194,784       82,056       113,145     306,575


    Funds from operations (b)


      Income before gains on sales of investments, minority
        interests and extraordinary item                             $   47,339   $   57,813   $   33,726    $   28,037  $   19,118
      Adjustments:

          Depreciation of real estate owned                              99,588       76,688       47,410        38,939      28,729

          Distributions to preferred shareholders                       (23,593)     (17,345)      (9,713)       (6,637)      --

          Non-recurring items:

          Impairment loss on real estate owned                             --          1,400          290         1,700       --

          Loss on termination of an interest rate risk
                    management agreement (d)                             15,591          --            --           --        --
          Prior years' employment and other taxes                          --            --            --           395       --

          Adoption of SFAS No. 112 "Employers' Accounting for
             Postemployment benefits"                                       --           --           --           --           450

          Adjustment for internal acquisition costs (c)                    (544)      (1,341)        (901)         (587)       (704)
                                                                     ---------------------------------------------------------------
      Funds from operations                                           $ 138,381    $ 117,215     $ 70,812      $ 61,847    $ 47,593
                                                                     ===============================================================
Apartment Homes Owned

    Total apartment homes owned at December 31                           86,893       62,789       55,664        34,224      29,282

    Weighted average number of apartment homes owned during the year     70,724       58,038       37,481        31,242      23,160







(a) During the past three years, the Company has completed three statutory mergers which include the following: (i) South West Property Trust Inc. on December 31, 1996 for an aggregate purchase price of $572 million, (ii) ASR Investments Corporation Inc. on March 27, 1998 for an aggregate purchase price of $323 million, and (iii) American Apartment Communities II, Inc. on December 7, 1998, for an aggregate purchase price of $794 million.
(b) Funds from operations ("FFO") is defined as income before gains (losses) on sales of investments, minority interests and extraordinary items (computed in accordance with generally accepted accounting principles) plus real estate depreciation, less preferred dividends and after adjustment for significant non-recurring items. This definition conforms to recommendations set forth in a White Paper adopted by the National Association of Real Estate Investment Trusts (NAREIT) in early 1995. FFO for the years prior to 1995 have been adjusted to conform to the NAREIT definition. The Company considers FFO in evaluating property acquisitions and its operating performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.
(c) Reflects the adjustment for internal acquisition costs that were capitalized prior to March 19, 1998.
(d) During 1998, the Company recorded a loss of $15.6 million on the termination of an interest rate risk management contract.

                                     PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto of United Dominion Realty Trust, Inc. (the "Company") appearing elsewhere in this report. This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning 1999 property acquisitions and dispositions, 1999 development activity and capital expenditures, 1999 capital raising activities, 1999 rent growth, occupancy and rental expense growth. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting the Company, and/or its properties, adverse changes in the real estate markets and general and local economies and business conditions. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.

The Company operates in one defined business segment as an owner, operator, renovator and developer of apartment communities nationwide. Management's strategy is to be a national, highly efficient provider of quality apartment homes with meaningful size in approximately 35 growth markets. The Company has implemented this strategy through the acquisition of portfolios of higher quality communities, the sale of lower quality communities, a greater commitment to development and the upgrade of older communities. The Company seeks to be a market leader by operating a sufficiently sized portfolio of apartments within each market in order to drive down operating costs through economies of scale and management efficiencies. The Company believes that market diversification increases investment opportunity and decreases the risk associated with cyclical local real estate markets and economies. At December 31, 1998, the Company owned 326 communities containing 86,893 apartment homes nationwide. The following table summarizes the Company's apartment information by market:

The following table summarizes the Company's apartment market information by strategic geographic market:

                                                                                  Year  Ended              Quarter Ended
                                     As of  December  31, 1998                 December   31, 1998       December 31, 1998
                      ---------------------------------------------------    --------------------      ---------------------
                                                                                           Average                     Average
                         No. of     No. of        % of        Carrying        Physical     Monthly         Physical    Monthly
                       Apartment   Apartment    Apartment       Value        Occupancy      Rental         Occupancy   Rental
Market                Communities   Homes         Homes    (in thousands)       (b)        Rates (a)          (b)      Rates (a)
--------------------------------------------------------------------------   -----------------------   ----------------------


Dallas, TX (c)             28       8,954          10%        $389,202         94.4%        $ 606            94.6%     $ 617
Houston, TX (c)            23       5,927           7%         210,015         91.9%          540            89.5%       583
Orlando, FL                12       3,848           4%         177,696         94.0%          634            93.8%       652
Phoenix, AZ (c)             8       3,136           4%         177,434         89.7%          661            90.5%       668
San Antonio, TX            13       3,840           4%         170,405         92.6%          622            93.3%       621
Tampa, FL                  11       3,777           4%         162,077         94.2%          604            92.8%       613
Raleigh, NC                11       3,484           4%         154,990         94.1%          660            94.3%       669
San Francisco, CA  (d)      4         980           1%         128,754           --            --              --         --
Nashville, TN              10       2,776           3%         123,343         91.0%          536            87.2%       593
Charlotte, NC              11       2,566           3%         122,009         91.0%          659            93.0%       667
Richmond, VA               10       3,091           4%         114,880         92.7%          610            91.7%       622
Columbia, SC               11       3,326           4%         113,633         93.5%          514            92.1%       520
Columbus, OH  (d)           7       1,972           2%         110,996           --            --              --         --
Eastern NC                 10       2,710           3%         110,189         86.8%          569            83.3%       602
Monterey
Peninsula, CA (d)          16       2,076           2%         105,970           --            --              --         --
Memphis, TN                 7       2,206           3%         103,851         90.9%          541            92.3%       546
Greensboro, NC              8       2,123           3%         101,521         84.8%          615            88.1%       619
Miami /
Ft. Lauderdale, FL          5       1,280           1%          80,473         90.9%          818            89.8%       829
Baltimore, MD               8       1,746           2%          79,665         94.3%          677            96.1%       686
Atlanta, GA                 7       1,642           2%          78,195         93.2%          628            94.7%       640
Hampton Roads, VA           8       1,830           2%          63,774         92.0%          558            92.8%       566
Portland, OR  (d)           4         996           1%          59,743           --            --              --         --
Washington, DC              5       1,113           1%          57,759         92.8%          755            94.3%       764
Jacksonville, FL            3       1,157           1%          55,913         91.3%          616            90.2%       628
Greenville, SC              6       1,436           2%          53,794         87.5%          532            86.5%       538
Los Angeles, CA (d)         2         926           1%          53,387           --            --              --         --
Lansing, MI (d)             4       1,227           2%          50,558           --            --              --         --
Sacramento, CA (d)          2         914           1%          47,549           --            --              --         --
Seattle, WA (c)             4         790           1%          46,382           --            --              --         --
Denver , CO (d)             2         876           1%          44,195           --            --              --         --
Fayetteville, NC            3         884           1%          40,900         92.6%          568            95.7%       573
Detroit, MI  (d)            4         744           1%          38,125         95.0%           --            95.0%        --
Eastern Shore, MD           4         784           1%          34,546         97.5%          656            97.4%       667
Indianapolis, IN  (d)       3         875           1%          32,663           --            --              --         --
Tucson, AZ (c)              8       1,112           1%          30,062         87.7%           --            86.6%        --
Albuquerque, NM (c)         4         758           1%          29,422         78.5%          553            81.9%       557
Austin, TX                  2         542           1%          23,315         92.9%          595            96.4%       599
Other Florida               8       1,722           2%          81,280         94.0%          567            94.0%       587
Other Virginia              6       1,156           1%          47,739         87.2%          607            93.0%       614
Other Midwest (d)           5         969           1%          42,321           --            --              --         --
Other Washington  State (c) 2         536           1%          25,264         68.4%           --            77.1%        --
Other Texas                 3         776           1%          23,352         88.7%          526            88.8%       528
Other Georgia               2         468           1%          22,401         88.6%          649            88.6%       651
Arkansas                    2         512           1%          21,897         92.5%          581            92.0%       585
Nevada                      1         384           1%          20,551         81.3%          645            84.0%       642
Other California            2         444           1%          18,277         91.7%           --            91.7%        --
Delaware                    2         368           --          17,672         94.0%          616            94.1%       617
Other South Carolina        2         408           --          13,471         90.9%          427            92.6%       433
Alabama                     1         242           --          11,211         91.8%          516            91.4%       512
Oklahoma                    1         316           --           9,734         91.7%          456            94.6%       457
Other North Carolina        1         168           --           7,628         94.5%          590            95.5%       597
                            ------------------------------------------         -------------------           ---------------

     Total                326      86,893         100%      $3,940,183         91.7%         $602            91.8%      $616
                          ============================================         ==================            ===============

(a) Average monthly rental rates represent potential rent collections (gross potential rents less market adjustments), which approximate net effective rents. These figures exclude 1998 acquisitions.
(b) Physical occupancy is defined as rental income (potential rental collections less vacancy loss, management units, units held out of service and move-in concessions) divided by potential collections (gross potential rent less management units, units held out of service and move-in concessions) for the period, expressed as a percentage.
(c) The Physical Occupancy and Average Monthly Rental Rates for the twelve months ended December 31, 1998, does not include communities which were acquired on March 27, 1998 in connection with the acquisition of ASR Investments Corporation nor communities acquired on December 7, 1998 in connection with the acquisition of American Apartment Communities II or the 1998 single acquisitions.
(d) The Physical Occupancy and Average Monthly Rental Rates are not available for the communities included in this market which were acquired on December 7, 1998 in connection with the acquisition of American Apartment Communities II.

Liquidity and Capital Resources
As a qualified real estate investment trust ("REIT"), the Company distributes a substantial portion of its cash flow to its shareholders in the form of quarterly distributions. The Company believes that cash provided by operations will be adequate to meet normal operating requirements and payment of distributions by the Company in accordance with REIT requirements in both the short and long-term. For the year ended December 31, 1998, the Company's cash flow from operating activities exceeded cash distributions paid to preferred and common shareholders and operating partnership unitholders by $17.2 million. The Company utilizes a variety of primarily external financing sources to fund portfolio growth, major capital improvement programs and balloon debt payments. The Company's bank lines of credit generally have been used to temporarily finance these expenditures, and subsequently this short-term bank debt has been replaced with longer-term debt or equity. At December 31, 1998, the Company had cash and cash equivalents of $18.5 million and amounts available under its various credit facilities aggregating $25.0 million.

The Company expects to meet its short-term liquidity requirements through net cash provided by operations and borrowings under credit facilities. To meet certain long-term liquidity requirements, such as scheduled debt maturities, development activity and significant capital improvements, the Company expects to issue secured and unsecured notes payable. The Company may also fund its capital requirements through: (i) proceeds from asset sales, (ii) common shares sold through the Company's Dividend Reinvestment and Stock Purchase Plan, (iii) retained operating cash flow and (iv) the use of unused credit facilities. The Company anticipates issuing debt during 1999, primarily to replace existing debt maturities and to pay down credit facilities.

The following discussion explains the changes in net cash provided by operating activities, net cash used for investing activities and net cash provided by financing activities which are presented in the Company's Consolidated Statements of Cash Flows.

Operating Activities
For the year ended December 31, 1998, the Company's cash flow from operating activities increased $7.4 million over the same period last year. This increase is primarily due to the increased operating income from the Company's acquired communities, as well as increases in property operating income within the Company's same community portfolio achieved primarily through higher rental rates as discussed below and under "Results of Operations".

Investing Activities
For the year ended December 31, 1998, net cash used for investing activities was $296.4 million compared to $345.7 million for 1997, a decrease of $49.3 million. Changes in the level of investing activities from period to period primarily reflect the changing levels of the Company's acquisition, capital expenditure, development and sales programs.

Acquisitions
The Company seeks to acquire communities in individual or portfolio transactions that can provide returns on investment (property rental income less property operating expenses divided by the average capital investment in real estate) substantially in excess of the Company's cost of capital by the third year of ownership. During 1999, the Company does not anticipate acquiring communities except to reinvest a portion of the proceeds from property sales. During 1998, the Company acquired 24 communities, in individual and portfolio transactions, containing 6,959 apartment homes (excluding ASR and AAC) at a total cost (including closing costs) of $314.7 million or $45,200 per home. All of these acquisitions were located within one of the Company's designated major markets. The communities acquired by market were as follows:

                                                                                                             Purchase
                            Purchase                                          No. Apt.             Year        Price         Cost
Location                      Date            Name                             Homes               Built    (thousands)     per Home
------------------------------------------------------------------------------------------------------------------------------------
San Antonio, TX             04/16/98        Audubon                             216                1984       $7,082        $ 32,800
                            04/16/98        Carmel                              228                1984        8,084          35,500
                            04/16/98        Cimarron                            140                1984        5,087          36,300
                            04/16/98        Grand Cypress                       164                1995        9,975          60,800
                            04/16/98        Kenton Place                        244                1982       11,883          48,700
                            04/16/98        Peppermill                          232                1984        8,151          35,100
                            04/16/98        Villages of Thousand Oaks           466                1983       13,986          30,000
                            08/15/98        Inn at Los Patios                   167                1990       14,550          87,100
Memphis, TN                 01/09/98        The Trails at Kirby Parkway         376                1987       16,757          44,600
                            01/09/98        Cinnamon Trails                     208                1989        9,531          45,800
                            01/09/98        The Trails at Mount Moriah          630             1990/91       28,026          44,500
                            02/06/98        Dogwood Creek                       278                1997       18,446          66,400
Phoenix, AZ                 01/09/98        The Village at North Park           320                1983       15,056          47,100
                            05/28/98        Rancho Mirage                       856             1984/85       38,538          45,000
                            06/09/98        Woodland Park                       300                1980        9,723          32,400
Columbus, OH                07/02/98        Sycamore Ridge                      270                1997       19,501          72,200
                            07/02/98        Washington Park                     150             1997/98        9,577          63,800
                            07/02/98        Heritage Green                      264             1997/98       10,476          39,700
Dallas, TX                  01/30/98        Summit Ridge                        264                1983        8,034          30,400
                            04/16/98        The Crest                           280                1983        7,026          25,100
Atlanta, GA                 04/15/98        Waterford Place                     180                1990       11,900          66,100
Nashville, TN               05/20/98        Williamsburg                        300                1986       12,307          41,000
Orlando. FL                 07/20/98        Heron Lake                          264                1989       10,734          40,700
Seattle, WA                 07/31/98        Aspen Creek                         162                1996       10,261          63,300
                            --------------------------------------------------------------------------------------------------------
                                            Total/Weighted Average            6,959                1986     $314,691         $45,200
                                    ------------------------------------------------------------------------------------------------

Mergers
On March 27, 1998, the Company completed the acquisition of ASR Investments Corporation ("ASR") in a statutory merger (the "ASR Merger"). ASR was a publicly traded multifamily REIT that owned 39 communities with 7,550 apartment homes located in Arizona, Texas, New Mexico and the state of Washington. The acquisition was structured as a tax-free transaction and was treated as a purchase for accounting purposes. No goodwill was recorded in connection with this transaction. In connection with the acquisition, the Company acquired primarily real estate assets totaling $313.7 million. Each share of ASR's common stock was exchanged for 1.575 shares of the Company's common stock. Consideration given by the Company included 7,742,839 shares of the Company's common stock valued at $14 per share for an aggregate equity value of $108.4 million plus the issuance of 1,529,990 OP Units in the Heritage Communities, L.P. valued at $21.4 million. In addition, the Company assumed, at fair value, mortgage debt totaling $179.4 million and other liabilities of $13.6 million. The aggregate purchase price in the ASR Merger was $323.1 million, including transaction costs.

On December 7, 1998, the Company completed the acquisition of American Apartment Communities II ("AAC") in a statutory merger (the "AAC Merger"). In connection with the acquisition of AAC, the Company acquired 53 communities with 14,001 apartment homes located primarily in California, the Pacific Northwest, the Midwest and Florida. The AAC Merger was structured as a tax-free merger and was treated as a purchase for accounting purposes. No goodwill was recorded in connection with this transaction. In connection with the AAC Merger, the Company acquired primarily real estate assets totaling $766.9 million. The aggregate purchase price consisted of the following: (i) 8,000,000 shares of the Company's

7.5% Series D Convertible Preferred Stock ($25 liquidation preference value) with a fair market value of $175 million which is convertible into the Company's Common Stock at $16.25 per share, (ii) the issuance of 5,614,035 OP Units to holders of the 21% interest in AAC with an aggregate fair market value of $67.4 million, (iii) the assumption of $457.7 million of secured notes payable at fair market value, (iv) the assumption of liabilities and minority interests aggregating $27.8 million and (v) the payment of $59.8 million of cash. The aggregate purchase price in the AAC Merger was $793.7 million, including transaction costs.

The AAC Merger and ASR Merger established the Company as a national owner of apartment communities. These two transactions enabled the Company to enter into new markets in the Pacific Northwest, California, Colorado and the Midwest. Entry into these markets provides the Company with market diversification and reduces cyclical risks by making the Company less dependent on any one market.

Real Estate under Development
Consistent with the Company's acquisition strategy, development activity is focused in certain of its major markets. During 1998, the Company increased its level of development activity, completing the development of 228 apartment homes in two additional phases to existing communities and 662 apartment homes in four new communities. During 1998, the Company invested $97.2 million on development projects, which included eight new communities, four additional phases to existing communities and nine parcels of undeveloped land.

At December 31, 1998, the Company had 1,946 apartment homes under development as outlined below (dollars in thousands except estimated cost per home):


                                                                                                Estimated    Estimated     Expected
                                                     No. Apt.    Completed    Development      Development    Cost per    Completion
Property                          Location            Homes     Apt. Homes   Costs to Date         Costs        Home         Date
------------------------------------------------------------------------------------------------------------------------------------
New Apartment Communities
Dominion Franklin                Nashville, TN         360         360          $24,545           $24,800      $68,900        1Q99
Ashlar I                         Fort Myers, FL        260          76           13,224            18,600       71,500        2Q99
Sierra Foothill                  Phoenix, AZ           322          --            7,125            22,500       69,900        4Q99
Stone Canyon                     Houston, TX           216         120            8,945            11,100       51,400        2Q99
Alexander Court                  Columbus, OH          356         106           15,707            23,000       64,600        2Q99
Legends at Park 10               Houston, TX           236          --            2,800            13,900       58,900        4Q99
Ashton at Waterford Lakes        Orlando, FL           292          --            5,003            18,600       63,700        4Q99
The Meridian  I                  Dallas, TX            250          --            3,452            15,480       61,700        2Q00
                                                     -----------------------------------------------------------------------------
                                                     2,292         662           80,801           147,980       64,600
Additional Phases
Heritage Green  II               Columbus, OH           96          --            3,919             6,900       71,900        2Q99
Dominion Crown Pointe II         Charlotte, NC         220          --            1,942            14,939       67,900        1Q00
                                                     -----------------------------------------------------------------------------
                                                       316          --            5,861            21,839       69,100

Land Held for Future Development                        --          --           12,733                --           --
                                                     -----------------------------------------------------------------------------
                                                     2,608         662          $99,395          $169,819      $65,100
                                                     =============================================================================


During 1998, the following development projects were completed and moved to real estate held for investment (dollars in thousands):

                                           No. Apt.     Development      Date         % Leased
Property                Location            Homes         Costs        Completed     at 12/31/98
------------------------------------------------------------------------------------------------
Additional Phases
Oak Forest II          Dallas, TX            260        $ 11,876         1Q98            95%
Mill Creek II          Wilmington, NC        184          11,946         4Q98            56%

The Company has increased its commitment to development as part of its strategic repositioning. During 1999, the Company expects to invest approximately $150 million on the development, including communities currently under development plus six new starts during the year.

Capital Expenditures
The Company capitalizes value enhancing improvements plus improvements that substantially extend the useful life of an existing asset. In addition to the Company's capital expenditures on new acquisitions, a significant portion of capital expenditures relate to the Company's same communities. These capital expenditures include an upgrade program and other initiatives which began in 1996 and are considered revenue enhancing or expense reducing.

During 1998, the Company invested $100.4 million on capital improvements to its apartment portfolio which include an upgrade program and other initiatives that began in 1996. For the same community apartments (those owned prior to January 1, 1997), capital expenditures averaged $1,112 per home as follows: (i) ordinary capital expenditures including floor coverings, HVAC equipment, roofs, appliances and other ordinary capital expenditures of $14.5 million or $303 per home, (ii) asset preservation expenditures including landscaping, parking lots and other land improvements of $9.4 million or $197 per home and (iii) revenue enhancing expenditures including sub-metering of water and sewer, interior improvements and upgrades, construction of carports, garages and self-storage units, business and fitness centers, security alarms, gating and access devices and intrusion alarms, washer and dryer connections and other revenue enhancing expenditures of $29.3 million or $612 per home.

The Company has completed most of its same community upgrade program and will reduce its capital expenditures related to same communities during 1999, but will continue to selectively add revenue enhancing improvements which can provide a high return on investment.

Disposition of Investments
The Company continually undertakes portfolio review analyses with the objective of identifying communities that do not meet the Company's long-term investment objectives due to size, location, age, quality and/or performance. These sales allow the Company to reduce the age of its existing portfolio, which should result in lower operating expenses and capital expenditures associated with the older communities and to exit non-core markets. Since 1997, the Company has sold 30 communities with 7,888 non-strategic apartment homes (average age of communities sold was 25 years), the net proceeds from which were used to acquire and develop newer communities that will provide higher long-term returns on investment than the communities that are being sold. The sales are initially dilutive to earnings as the initial returns on investment on higher quality apartments are lower than the returns on investment on the communities being sold. During 1998, the sales program had approximately a $.03 per share dilutive impact on the Company's net income available to common shareholders.

During 1998, the Company transferred 19 communities and one commercial property aggregating $128.4 million, net of accumulated depreciation and valuation allowance, from real estate held for investment to real estate held for disposition.

During 1998, the Company sold 18 communities with 5,318 apartment homes and one shopping center for an aggregate sales price of $156.6 million. For income tax purposes, 11 of the 18 community sales were structured to qualify as a like-kind exchange under Section 1031 of the Internal Revenue Code, so the related capital gain will be deferred for federal income tax purposes. Net proceeds of approximately $135.2 million were primarily used to fund acquisitions.

The Company intends to sell 6,000 to 7,000 apartment homes during 1999 to complete the sale of non-strategic assets. It is anticipated that the net proceeds from the sales, estimated between $200 million to $250 million, will be used to fund acquisitions in order to complete tax-deferred exchanges to defer large capital gains, to fund development activity and repay mortgage debt.

Financing Activities
Net cash provided by financing activities during 1998 was $169.2 million compared to $194.8 million for 1997.

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

The Company issued 2,824,627 shares of its common stock and received $36.6 million under its Dividend Reinvestment and Stock Purchase Plan during 1998, which included $23.5 million in optional cash investments and $13.1 million of reinvested distributions.

On November 10, 1998, the Company sold an aggregate $212.5 million of senior unsecured notes payable in two simultaneous but separate public offerings which consisted of the following: (i) $150 million of 8.125% Notes due November 15, 2000 and (ii) $62.5 million (including the over-allotment option) of 8.5% Monthly Income Notes due November 15, 2008. Net proceeds from the two offerings (net of underwriting discounts, commissions and offering expenses) of approximately $207.6 million were used to repay bank debt outstanding under the Company's various credit facilities and to fund the acquisition of AAC.

In January 1999, the Company established a program for the sale of up to $200 million aggregate principal amount of medium-term notes (the "MTN Program"). The Company subsequently sold an aggregate of $150 million of senior unsecured notes under the MTN Program which consisted of the following: (i) $70 million of 7.60% Notes due January 25, 2002, (ii) $58 million of 7.67% Notes due January 26, 2004, (iii) $10 million of variable-rate Notes due January 27, 2003 on which the Company subsequently executed a swap fixing the rate at 7.52% and (iv) $12 million of 7.22% notes due February 19, 2003. Net proceeds from the offerings were used to repay revolving bank debt and prepay mortgage debt. The Company anticipates issuing the remaining $50 million of notes under the MTN Program during the first half of 1999, the net proceeds of which will be used to repay a senior unsecured note maturing in April 1999.

The Company is currently negotiating a $130 million five year variable-rate revolving credit agreement ("the Credit Facility") with a lender through which the Company will have access to secured funding through Federal National Mortgage Association. The proceeds from the Credit Facility will be used to repay a $91 million secured credit facility assumed in connection with the AAC transaction and repay unsecured bank debt. Additional features of this Credit Facility may allow the Company to extend the maturity for five or ten years and increase the amount available under the Credit Facility to $200 million. It is anticipated that this Credit Facility will be executed during the first quarter of 1999.

Derivative Instruments
The Company,  from time to time,  uses derivative  instruments to  synthetically
alter  on-balance   sheet   liabilities  or  to  hedge   anticipated   financing
transactions.

In order to reduce the interest rate risk associated with the anticipated issuance of unsecured notes during 1998, the Company entered into a $100 million (notional amount) fixed pay forward starting swap agreement (interest rate risk management agreement) with a major Wall Street investment banking firm in July 1997. The Company settled the interest rate risk management agreement on November 9, 1998, by paying $15.6 million to the counterparty. The Company was unable to issue the unsecured notes contemplated by the interest rate risk management agreement because of changed market conditions, and accordingly, the cost associated with the settlement of this agreement was expensed during the fourth quarter of 1998.

Market Risk Disclosures
The Company is exposed to market risk principally from interest rate risk associated with variable-rate notes payable and maturing debt that has to be refinanced. The Company does not hold financial instruments for trading purposes, but rather, holds these financial instruments to finance owning and managing real estate. The Company's interest rate sensitivity position is managed by its treasury department. Interest rate sensitivity is the relationship between changes in market interest rates and changes in rate sensitive income due to the repricing characteristics of assets and liabilities. The Company's earnings are affected by changes in short-term interest rates on its variable-rate debt and the repricing of fixed-rate debt maturities. A large portion of the Company's market risk is exposure to short-term interest rates from variable-rate borrowings outstanding under its various credit facilities, which was $240 million at December 31, 1998. The impact on the Company's financial statements of refinancing fixed-rate debt that matured during 1998 was not material.

At December 31, 1998, the notional value of the Company's derivative products for the purpose of managing interest rate risk was $45 million of interest rate swaps which have an average pay rate fixed at 5.98% to 8.00% and an average receive rate of one month to three month LIBOR. These agreements effectively fix $45 million of the Company's variable-rate secured notes payable to a weighted average interest rate of 7.29%. At December 31, 1998, the fair market value of the interest rate swaps in an unfavorable value position to the Company was $1.3 million. If interest rates were 100 basis points more or less at December 31, 1998, the fair market value would have been $80,000 and $1.8 million, respectively.

If market interest rates for variable-rate debt average 100 basis points more in 1999 than they did during 1998, the Company's interest expense, after considering the effects of its interest rate swap agreements, would increase, and income before taxes would decrease by $2.9 million. Comparatively, if market interest rates for variable-rate debt averaged 100 basis points more in 1998 than it did in 1997, the Company's interest expense, after considering the effects of its interest rate swap agreements, would have increased, and income before taxes would have decreased by $1.0 million. If market rates for fixed-rate debt were 100 basis points higher at December 31, 1998, the fair value of fixed-rate debt would have decreased from $1.75 billion to $1.68 billion. If market interest rates for fixed-rate debt were 100 basis points lower at December 31, 1998, the fair value of fixed-rate debt would have increased from $1.75 billion to $1.82 billion.

These amounts are determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost and interest rate swap agreements. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

Credit Facilities
The Company has a $200 million three year unsecured revolving credit facility (the "Credit Facility"), a $50 million one year unsecured line of credit (the "Line of Credit") and a $15 million uncommitted line of credit with a major U.S. financial institution. Under the Credit Facility, pricing is based upon the higher of the Company's senior unsecured debt ratings from S&P and Moody's which are currently BBB and Baa2, respectively. At these rating levels, contractual interest under the Credit Facility is LIBOR plus 55 basis points. The Credit Facility also includes a $100 million competitive bid option which allows the Company to solicit bids from participating banks at rates below the contractual rate. The Credit Facility and Line of Credit are subject to customary financial covenants and limitations.

At and for the year ended December 31, 1998, the Company had the following credit facilities (dollars in thousands):

                                                  Twelve Months Ended  December 31, 1998           At December 31, 1998
                                                  --------------------------------------    ----------------------------------
                                                  Weighted Average
                                Amount of             Amount           Weighted Average        Amount         Weighted Average
Credit Facility                 Facility           Outstanding          Interest Rate       Outstanding        Interest Rate
----------------------------------------------------------------------------------------    ----------------------------------
Credit Facility                $  200,000           $ 180,915                6.1%             $190,000              6.0%
Line of Credit                     50,000              31,205                6.1%               50,000              6.1%
Uncommitted Line                   15,000               6,184                6.1%                   --               --
                               -----------          ---------               ----              --------             ----
                               $  265,000           $ 218,304                6.1%            $ 240,000              6.0%
                               ===========          =========               ====              ========             ====

Funds from Operations
Funds from operations ("FFO") is defined as income before gains (losses) on sales of investments, minority interests and extraordinary items (computed in accordance with generally accepted accounting principles) plus real estate depreciation, less preferred dividends and after adjustment for significant non-recurring items. The Company computes FFO in accordance with the recommendations set forth by the National Association of Real Estate Investment Trusts ("NAREIT"). The Company considers FFO in evaluating property acquisitions and its operating performance, and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's operating performance and liquidity. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

For 1998, FFO increased 18.1% to $138.4 million, compared with $117.2 million during 1997. For 1997, FFO increased 65.5% to $117.2 million, compared with $70.8 million for 1996. The increase in FFO for both periods was principally due to the increased property operating income from the Company's non-mature apartment homes that were acquired and developed.

                                                                        Year Ended December 31,
                                                              -----------------------------------------
In thousands                                                     1998            1997            1996
                                                              -----------------------------------------
Calculation of funds from operations:
Income before gains on sales of investments,
   minority interests and extraordinary item                 $  47,339        $  57,813     $   33,726
Adjustments:
   Depreciation of real estate owned                            99,588           76,688         47,410
   Distributions to preferred shareholders                     (23,593)         (17,345)        (9,713)
   Non-recurring items:
   Loss on termination of an interest rate
    risk management agreement                                   15,591               --             --
   Impairment loss on real estate owned                             --            1,400            290
   Adjustment for internal acquisition costs                      (544)          (1,341)          (901)
                                                             ------------------------------------------

Funds from operations                                        $ 138,381        $ 117,215     $   70,812
                                                             ==========================================


Results of Operations
The Company's net income is primarily generated from the operations of its communities. For purposes of evaluating its comparative operating performance, the Company categorizes its communities into two categories, same community and non-mature. For the 1998 versus 1997 comparison, these communities are as follows: (i) same community--those communities acquired, developed and stabilized prior to January 1, 1997 and held throughout both 1998 and 1997 and
(ii) non-mature--those communities acquired, developed or sold subsequent to January 1, 1997. For the 1997 versus 1996 comparison, these communities are as follows: (i) same community--those communities acquired prior to January 1, 1996 and held throughout the annual reporting period and (ii) non-mature--those communities acquired and developed subsequent to January 1, 1996.

All per share amounts refer to basic earnings per share unless otherwise indicated.

1998-vs-1997
For 1998, net income available to common shareholders decreased $4.1 million, with a corresponding decrease of $.12 and $.11 for basic and diluted earnings per share, respectively, compared to 1997. The decrease per share over last year is primarily attributable to the $15.6 million ($.15 per share) loss on the termination of an interest rate risk management agreement during the fourth quarter of 1998. Net income available to common shareholders for the year ended December 31, 1998 includes aggregate gains on the sales of investments of $26.7 million ($.27 per share) compared to $12.7 million ($.15 per share) last year.

1997-vs-1996
Net income available to common shareholders increased $24.5 million, with a corresponding increase of $.12 and $.11 for basic and diluted earnings per share, respectively, compared to 1996. The per share increase over last year is primarily attributable to gains recognized on the sales of investments which aggregated $12.7 million ($.15 per share) for the year ended December 31, 1997. From January 1, 1996 to December 31, 1997, the Company acquired and developed a total of 31,270 apartment homes in 98 communities (including those acquired in the South West Property Trust Inc. Merger on December 31, 1996) representing an 82% expansion in the number of apartment homes owned during that period. These non-mature apartment homes provided a substantial portion of the aggregate reported increases. However, these increases were moderated in part due to the Company's financing activities during 1997 as the Company financed its acquisition and development activity primarily with common and preferred equity and the proceeds from property sales rather than debt which was used to finance much of the 1996 acquisition and development programs.

All Communities
The operating performance for the Company's total apartment portfolio is summarized below (dollars in thousands):

                                                         Years Ended                                Years Ended
                                                         December 31,                               December 31,
                                                        (In thousands)                            (In  thousands)
                                           -------------------------------------       ------------------------------------
                                               1998          1997       % Change           1997         1996       % Change
                                           -------------------------------------       ------------------------------------
Property rental income                     $   476,226    $ 384,205        24.0%       $  384,205   $  236,690        62.3%
Property operating expenses (excluding
     depreciation and amortization)           (197,824)    (162,977)       21.4%         (162,977)    (102,499)       59.0%
                                           -------------------------------------        -----------------------------------
Property operating income                  $   278,402    $ 221,228        25.9%       $  221,228   $  134,191        64.9%
                                           =====================================       ====================================

Weighted average number of  apartment homes     70,724       58,038        21.9%           58,038       37,481        54.8%
Physical occupancy                                91.7%        92.3%       (0.6%)            92.3%        92.9%       (0.6%)

1998-vs-1997
During 1998, the weighted average number of apartment homes increased 21.9% to 70,724, which resulted in significant increases in property rental income and property operating expenses. This includes 7,550 apartment homes acquired in the ASR Merger on March 27, 1998 and 14,001 apartment homes acquired in the AAC Merger on December 7, 1998.

1997-vs-1996
Due to the acquisition and development of 31,270 apartment homes from January 1, 1996 to December 31, 1997 (including the 14,320 apartment homes acquired in the South West Property Trust Inc. Merger on December 31, 1996), the weighted average number of apartment homes increased 54.8% to 58,038 for the year ended December 31, 1997, which resulted in significant increases in both property rental income and property operating expenses.

Same Communities
The operating performance of the Company's same community apartments is summarized below (dollars in thousands). For 1998 vs. 1997, there were 180 communities with 47,875 apartment homes that were classified as same community. For 1997 vs. 1996, there were 127 communities with 31,519 apartment homes were classified as same community.

                                                        Years Ended                              Years Ended
                                                        December 31,                             December 31,
                                                       (In thousands)                           (In  thousands)
                                            ------------------------------------       -------------------------------
                                                1998        1997       % Change          1997        1996     % Change
                                            ------------------------------------       -------------------------------

Property rental income                      $  327,416   $  316,860      3.3%          $207,040   $ 199,432     3.8%
Property operating expenses (excluding
     depreciation and amortization            (132,156)    (132,577)    (0.3%)          (88,394)    (86,529)    2.2%
                                           -------------------------------------       ------------------------------
Property operating income                   $  195,260   $  184,283      6.0%          $118,646   $ 112,903     5.1%
                                             ===================================       ==============================
Physical occupancy                                92.9%        92.9%     0.0%              92.6%       93.0%   (0.4%)
Average monthly rental rate                 $      602   $      582      3.4%          $    572   $     551     3.9%

1998-vs-1997
For 1998, the Company's same communities provided approximately 70.1% of its total property operating income. During 1998, the Company's same communities continued to generate rent growth greater than the rate of inflation. Compared to the same period last year, property rental income grew 3.3%, or approximately $10.6 million, reflecting an increase in average monthly rental rates of 3.4% to $602 per month while physical occupancy of 92.9% remained stable compared to last year. Management believes a portion of the rent growth reflects the impact of the Company's upgrade and revenue enhancing capital expenditure programs. It is anticipated that there will be a slowdown in the U.S. economic growth, while new apartment completions increase. As a result, the Company expects a modest decline in occupancy and slightly lower rent growth during 1999. The Company expects to maintain rent growth in the 3% range and physical occupancy in the 92% range during 1999.

For 1998, property operating expenses at these same communities decreased 0.3%, or $421,000. The decline is primarily the result of the following: (i) utility expenses decreased $2.1 million, which is directly attributable to the Company's water and sewer sub-metering initiative where local and state regulations allow and (ii) an overall decrease in repair and maintenance expenses of $2.6 million. The decrease in repair and maintenance expenses occurred as the Company continued to benefit from its upgrade program and centralized purchasing initiatives. However, these decreases were offset by increases in real estate taxes, personnel costs and property management expenses. Real estate taxes increased $1.3 million primarily in certain Florida and Texas markets. Personnel costs increased $1.6 million as the Company experienced pressure on wages due to low unemployment and tighter job markets, particularly in the service area. In addition, the Company's cost of property management increased $1.1 million as a result of the added infrastructure costs in areas such as Information Technology, Human Resources and Training, and the cost of entering new markets in new regions of the country during 1998. The Company's objective is for operating expenses to be unchanged in 1999 primarily as a result of lower utility expenses due to the continuing transfer of water and sewer costs to the resident.

Primarily as a result of an increase in property rental income, the operating margin improved 1.4% to 59.6% over 1997.

1997-vs-1996
For 1997, the Company's same communities provided approximately 53.6% of its total property operating income. During 1997, the Company's same communities continued to generate rent growth greater than the pace of inflation and double digit growth of other income. Compared to the same period in 1996, property rental income from these apartment homes grew 3.8%, or approximately $7.6 million, reflecting an increase in average monthly rents of 3.9% to $572 per month. Growth in property rental income was slightly offset by a .04% decrease in physical occupancy. In addition, other income, primarily fee income, increased approximately $1.2 million or 17.6%. Overall, physical occupancy bottomed out in January 1997 at 90.8% and grew steadily through August before declining slightly to 92.3% in December 1997, an improvement of 1.9% for the year. Physical occupancy declined due to the weakening of certain major southeastern markets during the last half of 1996.

For 1997, property operating expenses at these communities increased 2.2%, or $1.9 million. The 2.2% increase in property operating expenses was attributable to higher personnel costs, marketing and advertising costs and the Company's cost of property management. Personnel costs increased approximately $1.8 million, primarily due to understaffing at some properties during much of 1996. Marketing and advertising costs increased 33.9% or approximately $845,000 over the same period in 1996 as a direct result of softening in certain major markets as discussed above. The cost of property management increased $1.7 million as the Company invested heavily in its personnel and technological infrastructure during 1997 in response to growth. However, these expense increases were offset by decreases in repair and maintenance expense and utility expense. Repair and maintenance expense decreased 13.1% or approximately $2.0 million primarily as a result of less exterior painting, extraordinary repairs, mechanical repairs and the effect of the upgrade program. In addition, the Company benefited from economies of scale due to its increased size and some centralized purchasing during the 1997 period. Utility expense decreased primarily as a result of sub-metering water and sewer that began in 1997.

Due to the increase in property rental income, the operating margin improved 0.8% to 57.3%.

Non-Mature Communities
For 1998 vs. 1997, the Company's non-mature communities include: (i) 28 communities with 8,524 apartment homes acquired during 1997, net of one resold,
(ii) 39 communities with 7,550 apartment homes acquired on March 27, 1998 in connection with the ASR Merger, (iii) 53 communities with 14,001 apartment homes acquired on December 7, 1998 in connection with the AAC Merger, (iv) 24 communities with 6,959 apartment homes acquired in individual and portfolio transactions during 1998, (v) 7,888 apartment homes sold since January 1, 1997 and (vi) the 1,957 apartment homes developed since January 1, 1997, which is summarized in the chart below (dollars in thousands):

For 1997 vs. 1996, the Company's non-mature communities include: (i) 7,590 apartment homes acquired during 1996, net of one resold, and a community acquired in 1995 and not stabilized due to significant rehabilitation, (ii) 13,671 apartment homes acquired on December 31, 1996 in connection with the South West Property Trust Inc. Merger, net of one resold and one under development, (iii) 8,524 apartment homes acquired since January 1, 1997, net of one resold, (iv) 3,222 apartment homes sold from January 1, 1996 to December 31, 1997 and (v) the 1,232 apartment homes developed during 1996 and 1997. The operating performance of these non-mature communities is summarized in the chart below (dollars in thousands):

Years Ended December 31, 1998 and 1997:

                                                                            Sales             Development
                           1997 Acquisitions     1998 Acquisitions       Communities          Communities        Total Non-Mature
                           -----------------   ---------------------  -----------------     -----------------   ------------------
                             1998      1997       1998       1997        1998    1997         1998     1997        1998      1997
                         -------------------------------------------  -----------------     -----------------   ------------------
Property rental income   $  57,609   $ 27,292   $ 74,295  $      --   $  7,660 $ 36,677     $ 9,246 $   3,376   $ 148,810 $ 67,345
Property operating
  expenses (excluding
  depreciation and
  amortization)            (24,925)   (10,961)   (33,149)        --     (3,773) (17,987)     (3,821)   (1,452)     (65,668) (30,400)
                          -------------------   -------------------    ----------------     -----------------     -----------------
Property operating

  income                 $  32,684   $ 16,331   $ 41,146  $      --   $  3,887  $18,690     $ 5,425   $ 1,924    $  83,142 $ 36,945
                         =====================  ===================   =================     =================    ==================


Years Ended December 31, 1997 and 1996:

                                                                                      1997 Acquisitions and
                                                                      Former              1997 and 1996
                                     1996 Acquisitions              South West         Development & Sales       Total Non-Mature
                                ------------------------       --------------------    --------------------    ---------------------
                                     1997         1996            1997        1996       1997        1996          1997       1996
                                ------------------------       --------------------    --------------------    ---------------------
Property rental income          $    50,977    $  23,336       $  86,884     $   --    $ 39,304    $ 13,922    $  177,165  $ 37,258
Property operating
  expenses (excluding
  depreciation and
  amortization)                     (20,690)      (8,958)        (36,923)        --     (16,970)     (7,012)      (74,583)  (15,970)
                                ------------------------        -------------------    --------------------    --------------------
Property operating income       $    30,287    $  14,378        $ 49,961     $   --    $ 22,334    $  6,910    $  102,582  $ 21,288
                                ========================        ===================    ====================    ====================


1998-vs-1997
For 1998, the Company's non-mature communities provided approximately 29.9% of its total property operating income. Property rental income and property operating expenses increased from 1997 to 1998 directly as a result of the increase in the weighted average number of apartment homes owned during 1998. For the year ended December 31, 1998, average economic occupancy was 88.6%, and the operating margin was 55.9% for the non-mature communities.

1997 Acquisitions
On an average investment of $355.2 million, the 1997 acquisitions provided a 9.1% return on investment during 1998. For the year, these communities had physical occupancy of 91.9% and an operating margin of 56.7%. During 1998, property operating expenses were adversely impacted by (i) an increase in real estate taxes due to reassessments at several Florida communities and (ii) the delay in the Company's implementation of its water billing and reimbursement schedule for these communities.

1998 Acquisitions
1998 Single  Acquisitions
Included in this category are the 24 communities with 6,959 apartment homes acquired by the Company during 1998 which are projected to have a first year return on investment of approximately 9%. The annualized return on investment for the 1998 single acquisitions on an average investment of $311.9 million was

8.7%. These results were below the Company's full year forecasted return on investment of 9% primarily as a result of market softness in San Antonio and Phoenix where the Company acquired communities in 1998. However, it is expected that these communities will experience improved operating results in 1999 as improvements are completed.

ASR Investments Corporation (ASR)
The acquisition of the 39 communities containing 7,550 apartment homes included in the ASR Merger on March 27, 1998, provided the largest increases in property rental income and property operating expenses for the Company's apartment portfolio. The annualized return on investment for the ASR properties was 7.3% on an average investment of $312.5 million during 1998. The under-performance of this portfolio is primarily attributable to weak markets and seasonality in the Phoenix/Tuscon/Albuquerque markets, however, certain assets are undergoing upgrading and repositioning that is expected to improve operating results in 1999. While the Phoenix and Tuscon markets suffer temporarily from an abundance of supply in the apartment sector, the Company believes in these markets over the long-term. For the year ended December 31, 1998, these communities had economic occupancy of 87.9% and an operating margin of 49.5%.

American Apartment Communities (AAC)
The acquisition of the 53 communities containing 14,001 apartment homes included in the AAC Merger on December 7, 1998, had economic occupancy of 94.0% and an operating margin of 67.4% for the 24 days owned during 1998. The return on investment for the AAC properties is projected to be approximately 9% during 1999 on an initial investment of $766.9 million. This acquisition did not have a material effect on 1998 results of operations.

Sales Communities
Since January 1, 1997, the Company sold approximately $225 million of property consisting of 30 communities with 7,888 apartment homes, the net proceeds from which were used to acquire newer communities that will provide higher long-term returns on investment than the communities being sold. The properties sold during 1998 had an annualized return on investment in excess of 10%.

Development Communities
The development communities consist of 1,957 apartment homes in five new communities and five additional phases to existing communities developed since January 1, 1997. Once stabilized, development communities are projected to generate an average return on investment in excess of 10%.

1997-vs-1996
For 1997, the Company's non-mature communities provided approximately 46.4% of the Company's total property operating income. Property rental income and property operating expenses increased from 1996 to 1997 directly as a result of the increase in the weighted average number of apartment homes owned during 1997. For the year ended December 31, 1997, average physical occupancy was 90.7%, and the operating margin was 57.9% for the non-mature communities.

1996 Acquisitions (excluding the South West Merger)
The 29 communities containing 7,590 apartment homes that were acquired during 1996 (net of one community containing 122 apartment homes resold and a community acquired in 1995 and not stabilized due to significant rehabilitation) provided a significant increase in property rental income and property operating expenses for the Company's apartment portfolio for 1997. For 1997, these communities had economic occupancy of 89.8% and an operating margin of 59.4%. The first year return on investment for these communities in 1997, on an average investment of $319 million, was 9.0% (excluding one community under renovation). This reflects the under-performance of nine communities in the Greensboro/Winston-Salem, North Carolina market that were acquired in August 1996 as part of a portfolio transaction. Occupancy in this region peaked in August 1996 when the Company acquired these properties and subsequently fell, reflecting an oversupply of apartment product in this market. However, the Company believes Greensboro is a good long-term market.

South West Property Trust Inc. (South West)
The acquisition of the 43 communities containing 13,671 apartment homes included in the South West Merger on December 31, 1996, net of one community resold and one under development, provided the largest increases in property rental income and property operating expenses for the Company's entire apartment portfolio for the year ended December 31, 1997. The return on investment for the South West properties was 9.4% during 1997. For the year ended December 31, 1997, these communities had economic occupancy of 92.7% and an operating margin of 57.5%.

1997 Acquisitions, Development and Sales
Included in this category are the following: (i) the 28 communities containing 8,524 apartment homes acquired by the Company during 1997 (net of one resold),
(ii) the 1,232 apartment homes developed during 1996 and 1997 and (iii) the 16 communities containing 3,222 apartment homes sold between January 1, 1996 and December 31, 1997. The annualized return on investment for 1997 acquisitions on an average investment of $345 million was projected to be 9.5%, but fell slightly short at 9.3%.

Interest Expense
During 1998, interest expense increased $27.2 million or $.15 per common share over 1997. The weighted average amount of debt employed during 1998 was higher than it was in 1997 ($1.5 billion in 1998 versus $1 billion in 1997) which accounted for the majority of the increase in interest expense. The weighted average interest rate on this debt was slightly lower than it was last year, decreasing from 7.5% in 1997 to 7.4% in 1998 reflecting the fact that the Company's reliance on the lower rate short-term bank borrowings increased in 1998 compared to 1997 ($238.6 million weighted average outstanding in 1998 versus $74.6 million in 1997). For 1998, 1997 and 1996, total interest capitalized was $3.4 million, $2.6 million and $541,000, respectively.

For 1997, interest expense increased $28.2 million or $.02 per common share over 1996. The weighted average amount of debt employed during 1997 was higher than it was in 1996 ($1 billion in 1997 versus $647 million in 1996). The weighted average interest rate on this debt was slightly lower in 1997, decreasing from 7.6% in 1996 to 7.5% in 1997. The slightly lower interest rate during 1997 reflected the fact that the weighted average interest rate on short-term bank borrowings decreased compared to 1996 and the Company's reliance on these lower rate short-term bank borrowings increased in 1997 compared to 1996 ($74.6 million weighted average outstanding in 1997 versus $49.9 million in 1996).

General and Administrative
During the year ended December 31, 1998, general and administrative expenses increased by $3.1 million over 1997. In 1998, the Company incurred increases in most of its general and administrative expense categories which were directly attributable to the increased size of the Company and its investment in infrastructure. The largest increases occurred in payroll and payroll-related expenses. General and administrative expense as a percentage of rental income increased 0.3% from 1.8% during 1997 to 2.1% during 1998 primarily due to (i) the added infrastructure costs incurred due to the increased size of the Company and (ii) the change in accounting for internal acquisition costs subsequent to March 19, 1998.

During 1997, general and administrative expenses increased by $1.7 million over the same period in the prior year. In 1997, the Company incurred increases in most of its general and administrative expense categories. The largest increases occurred in payroll expenses, investor relations expenses and office rent which was directly related to increasing the size of the Company. However, general and administrative expense, as a percentage of property rental income, remained relatively flat compared to 1996.

Impairment Loss
During 1997, the Company recorded an impairment loss of $1.4 million relating to two communities included in the Company's real estate held for investment. These communities were subsequently moved to real estate held for disposition based upon management's decision to dispose of these properties.

Gains on Sales of Investments
For the year ended December 31, 1998, the Company recognized gains on the sales of investments for financial reporting purposes aggregating $26.7 million as a result of the sale of 18 communities with 5,318 apartment homes and one shopping center for an aggregate sales price of $156.6 million.

During  1997,  the  Company   recognized  gains  on  the  sales  of  investments
aggregating $12.7 million as a result of the: (i) first quarter sale of the Company's investment in the preferred stock of First Washington Realty Trust, Inc. on which the Company recognized a gain for financial reporting purposes of $2.1 million and (ii) the sale of 12 communities containing 2,570 apartment homes and one shopping center for an aggregate sales price of $68.4 million on which the Company recognized aggregate gains for financial reporting purposes of $10.6 million.

Distributions to Preferred Shareholders
Distributions to preferred shareholders totaled $23.6 million for 1998 compared to $17.3 million for 1997. The increase in distributions to preferred shareholders is a result of the issuance of eight million shares of Series D 7.50% Cumulative Convertible Redeemable Preferred Stock in December 1998, in connection with the acquisition of AAC and the issuance of six million shares of Series B 8.60% Cumulative Redeemable Preferred Stock in May 1997.

Distributions to preferred shareholders totaled $17.3 million for the year ended December 31, 1997 compared to $9.7 million for 1996. The increase in distributions to preferred shareholders was a result of the issuance of six million shares of Series B 8.60% Cumulative Redeemable Preferred Stock in May 1997.

Inflation
The Company believes that the direct effects of inflation on the Company's operations have been inconsequential.

Year 2000
The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date sensitive software or embedded chips may recognize a date using "00"" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

The Company continues to identify and address issues regarding the transition to Year 2000, as it is dependent on computer systems and applications to conduct its business. The Company has performed a thorough assessment of its personal computers, desktop software and major applications and is in the process of completing its server environment assessment. To ensure that the Company completed a formalized and thorough assessment of its Year 2000 issues, the Company engaged an outside consulting firm to conduct a Year 2000 assessment and develop a remediation plan. The plans covers four stages: (i) inventory, (ii) assessment, (iii) remediation and (iv) testing and certification. Because the Company operates in a structured, standardized environment, the assessment indicated a high degree of Year 2000 compliance with few items for remediation. All mission-critical applications have been determined to be Year 2000 compliant. Desktop hardware and software are 90% compliant, with remediation of the non-compliant 10% to be completed by July 1999. None of the non-compliant issues identified are mission-critical.

The Company is commencing the assessment phase for non-IT operating equipment at its communities (gates, security, telephone, elevator, HVAC systems and other such systems). This assessment will be completed by May 1, 1999, with any remediation to be completed by November 1, 1999.

The Company is also assessing the Year 2000 compliance of vendors and other external relationships to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. The Company has initiated formal communication with these parties. The Company cannot insure timely compliance of third parties and; therefore, could be adversely affected by failure of a significant third party to become Year 2000 compliant. The effect, if any, on the Company's results of operations from the failure of such third parties to be Year 2000 compliant is not reasonably estimable.

The  Company   estimates   that  the  total  Year  2000  project  cost  will  be
approximately $100,000, of which approximately 50% has been incurred as of December 31, 1998. Amounts expended to ensure Year 2000 compliance have been funded by cash flows from operations and are not expected to have a material impact on the Company's financial position, results of operations, or cash flows. The Company believes that its Year 2000 initiatives are adequate to address reasonably likely Year 2000 issues.

--------------------------------- ------------------------------- ------------------------------ -------------------------------
                                            Assessment                                               Remediation / Testing
                                            % Complete                     Compliance                 Expected Completion
--------------------------------- ------------------------------- ------------------------------ -------------------------------
--------------------------------- ------------------------------- ------------------------------ -------------------------------
IT - Mission-Critical
Applications                                  100%                            100%                         July 1999
--------------------------------- ------------------------------- ------------------------------ -------------------------------
--------------------------------- ------------------------------- ------------------------------ -------------------------------
IT - Desktop
Hardware / Software                            95%                             90%                         July 1999
--------------------------------- ------------------------------- ------------------------------ -------------------------------
--------------------------------- ------------------------------- ------------------------------ -------------------------------
IT - Network
Hardware / Software                            60%                             90%                         July 1999
--------------------------------- ------------------------------- ------------------------------ -------------------------------
--------------------------------- ------------------------------- ------------------------------ -------------------------------
Operating Equipment                  0%, Expected Completion,               Expected
at Communities                               May 1999                      Completion,                   November 1999
                                                                            July 1999
--------------------------------- ------------------------------- ------------------------------ -------------------------------

Failure to correct a material Year 2000 problem could result in the failure of certain normal business activities or operations. Management believes that, with the implementation of new or upgraded business systems, as needed, and the completion of the Year 2000 project as scheduled, the possibility of significant interruptions of normal operations due to the failure of those systems will be reduced. However, the Company is dependent on the power and telecommunications infrastructure within the United States. The most reasonably likely worst case scenario would be that the Company may experience disruption in its operations if any of the third-party suppliers reported a system failure. Although the Company's Year 2000 project will reduce the level of uncertainty about the compliance and readiness of its material third-party providers, due to the general uncertainty over Year 2000 readiness of these third-party suppliers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact.

The final phase of the Company's Year 2000 project relates to a contingency plan. The Company maintains contingency plans in the normal course of business
designed   to  be  deployed   in  the  event  of  various   potential   business
interruptions.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this item regarding Quantitative and Qualitative Disclosures about Market Risk is included in Part II, Item 7 of this Annual Report on Form 10-K included in Managements Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Index to Consolidated Financial Statements and Schedule on page F-1 of this Annual Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                       Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Incorporated herein by reference from the Company's Proxy Statement to be filed with respect to its Annual Meeting of Shareholders to be held on May 11, 1999.

      Information required by this item regarding the executive officers of the Company is included in Part I of this Annual Report on Form 10-K in the section entitled "Executive Officers of the Registrant".

Item 11.  EXECUTIVE COMPENSATION

      Incorporated herein by reference from the Company's Proxy Statement to be filed with respect to its Annual Meeting of Shareholders to be held on May 11, 1999.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated herein by reference from the Company's Proxy Statement to be filed with respect to its Annual Meeting of Shareholders to be held on May 11, 1999.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated herein by reference from the Company's Proxy Statement to be filed with respect to its Annual Meeting of Shareholders to be held on May 11, 1999.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) (1&2) See Index to Consolidated Financial Statements and Schedule on page F-1 of this Annual Report on Form 10-K.

            (3)   Exhibits

      The exhibits listed below are filed as part of this Annual Report. References under the caption Location to exhibits, forms, or other filings indicate that the form or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference.

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

2(b)        Agreement of Plan of Merger dated as       Exhibit 2(c) to the Company's Form S-3 Registration
            of  September 10, 1998, between the        Statement (Registration No. 333-64281) filed with
            Company and American Apartment             the Commission on September 25, 1998.
            Communities  II, Inc. including as
            exhibits  thereto the  proposed
            terms of the  Series D  Preferred
            Stock  and the  proposed  form of
            Investment  Agreement  between the
            Company,  United Dominion Realty,
            L.P., American Apartment Communities
            II, Inc.,  American Apartment
            Communities Operating Partnership,
            L.P., Schnitzer Investment Corp.,
            AAC Management LLC and LF Strategic
            Realty Investors, L.P.

2(c)        Partnership Interest Purchase and          Exhibit 2(d) to the Exchange Company's Form S-3 Registration
            Agreement dated as of September 10, 1998,  Statement (Registration No. 333-64281) filed with
            between the Company, United Dominion       the Commission on September 25, 1998.
            Realty, L.P., American Apartment
            Communities Operating  Partnership,
            L.P., AAC Management LLC, Schnitzer
            Investment Corp., Fox Point Ltd.
            and James D. Klingbeil  including as an
            exhibit thereto the proposed
            form of the Third Amended and Restated
            Limited Partnership Agreement
            of United Dominion Realty, L.P.

3(a)        Restated  Articles of Incorporation        Exhibit 4(a)(ii) to the Company's Form S-3
                                                       Registration Statement (Registration No. 333-72885)
                                                       filed with the Commission on February 24, 1999.

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

4(i)(e)     Form of Rights Certificate                 Exhibit 4(e) to the Company's Form 8-A
                                                       Registration Statement dated February 4, 1998.

4(ii)(b)    Amended and Restated Credit                Filed herewith.
            Agreement dated as of December 7,
            1998, among AAC Funding
            Partnership III, certain affiliates of
            AAC Funding Partnership III, the
            Lenders identified therein and
            NationsBank, N.A., as Administrative
            Agent

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

 10(i)      Employment Agreement between               Filed herewith.
            the Company and John P. McCann
            dated December 8, 1998

10(ii)      Employment Agreement between               Filed herewith.
            the Company and John S. Schneider
            dated December 8, 1998

10(iii)     Employment Agreement between              Filed herewith.
            the Company and Richard Giannotti
            dated December 8, 1998

10(iv)      1985 Stock Option Plan,                   Exhibit 10(iv) to the Company's Quarterly
            as amended.                               Report on Form 10-Q for the quarter ended
                                                      June 30, 1998.

10(v)       1991 Stock Purchase and Loan              Exhibit 10(viii) to the Company's Quarterly Report
            Plan.                                     on Form 10-Q for the quarter ended March 31, 1997.

10(vi)      Third Amended and Restated                Filed herewith.
            Agreement of Limited Partnership of
            United Dominion Realty, L.P.
            Dated as of December 7, 1998.

10(vi)(a)   Subordination Agreement dated             Exhibit 10(vi)(a) to the Company's Form 10-Q for
            April 16, 1998, between the               the quarter ended March 31, 1998.
            Company and United Dominion
            Realty, L.P.

12          Computation of Ratio of Earnings          Filed herewith.
            to Fixed Charges.

21          The Company has the following subsidiaries, all of which but
            United Dominion Realty, L.P. are wholly owned. The Company owns general and limited partnership interests in United Dominion Realty, L.P., constituting 79.1% of the aggregate partnership interest.
            United Dominion Realty Trust, Inc., a Virginia corporation
            The Commons of Columbia, Inc., a Virginia corporation
            UDRT of North Carolina, L.L.C., a North Carolina limited liability company
            UDRT of Alabama,  Inc., an Alabama  corporation
            UDR at Marble Hill, L.L.C., a Virginia limited liability company
            United Dominion Realty, L.P.,  a Virginia  limited  partnership
            UDRT of Virginia, Inc., a Virginia corporation
            United Dominion  Residential,  Inc., a Virginia corporation
            UDR South Carolina Trust, a Maryland real estate investment trust
            Cleary Court Property Owner's Association,  Inc., a Florida non-profit corporation
            United Sub, Inc., a Virginia corporation
            ASR Acquisition Sub, Inc.
            UDR Developers, Inc., a Virginia corporation
            UDR of Tennessee, L.P., a Virginia limited partnership
            United Dominion Residential Ventures, L.L.C., a Virginia limited liability company
            UDR Western  Residential,  Inc., a Virginia  corporation
            UDR Summit Ridge,  L.P., a Delaware  limited  partnership
            SWO REMIC  Properties II-A,  L.P., a Delaware limited  partnership
            South West Properties, L.P., a Delaware limited partnership
            SWP Arkansas Properties,  Inc., an Arkansas corporation
            SWP Depositor, Inc., a Texas corporation
            SWP Developers,  Inc., a Texas corporation
            SRL Amarillo Investors, Inc., a Texas  corporation
            UDR Camino Village,  L.P., a Delaware  limited partnership
            UDR Pecan Grove,  L.P., a Delaware  limited  partnership

            UDR Seniors Housing,  L.P. a Delaware limited  partnership
            UDR Texas Properties,  L.P., a Delaware  limited  partnership
            UDR Aspen Creek, L.L.C.,  a  Virginia  limited  liability  company
            South  West  REIT Holding,  Inc., a Texas  corporation
            SWP  Properties,  Inc., a Texas corporation
            SWP Woodscape Properties,  Inc., a Texas corporation
            SWP Creeks Properties, Inc., a Texas corporation
            SWP Properties I, L.P., a Delaware limited  partnership
            SWP Woodscape  Properties I, L.P., a Delaware  limited  partnership
            SWP Creeks  Properties,  I, L.P.,  a Delaware limited  partnership
            SWP REMIC Properties II, Inc., a Texas corporation
            SWPT II Arizona Properties, Inc., an Arizona corporation
            UDR Audobon, L.P., a Delaware limited partnership
            UDR Cimarron City, L.P. a Delaware  limited  partnership
            UDR Kenton,  L.P., a Delaware limited  partnership
            UDR Villages of Thousand Oaks, L.P., a Delaware limited   partnership
            ASR  Investments   Corporation,   an  Arizona corporation
            ASR Properties,  Inc., an Arizona  corporation
            Heritage Communities  L.P.,  a  Delaware  limited  partnership
            Heritage  SGP Corporation,  an Arizona corporation
            Heritage Residential Group, an Arizona  corporation
            RMA  Investments  Holdings,  Inc.,  an Arizona corporation
            RMA  Investments,  Inc.,  an  Arizona  corporation
            RMA Investments  II,  Inc.,  an  Arizona   corporation
            Cholla  Estates Construction  L.L.C.,  an Arizona  limited  liability  company
            Pima Realty  Advisors
            JC  Mortgage  Advisors
            JG  Mortgage  Advisors
            FP Mortgage   Advisors
            CIMSA   Financial   Corporation,   an  Arizona corporation
            ASR  Finance   Corporation,   an  Arizona   corporation
            Southwest   Funding  Capital   Mortgage  L.P.,  an  Arizona  limited partnership
            ASR Mortgage  Acceptance,  Inc., an Arizona  corporation
            Rescap,   Inc.,  an  Arizona   corporation
            Rescap  Manager  Limited Partnership
            ASC  Properties,  Inc., an Arizona  corporation
            ASV-II Properties,  Inc., an Arizona corporation
            ASV-XVII Properties, Inc., an  Arizona   corporation
            ASC  II  Properties,   Inc.,  an  Arizona corporation
            La Privada L.L.C.,  an Arizona limited liability company
            Contempo  Heights  L.L.C.,  an  Arizona  limited  liability  company
            Finesterra  Apartments  L.L.C., an Arizona limited liability company
            Residential  Mortgage  Acceptance
            AAC Funding II,  Inc., a Delaware corporation
            AAC  Funding  III,  Inc.,  a Delaware  corporation
            AAC Funding IV, Inc., a Delaware  corporation
            AAC Funding IV, L.L.C.,  a Delaware  limited  liability  company
            AAC Funding  Partnership II, a Delaware   corporation
            AAC  Funding  Partnership  III,  a  Delaware corporation
            AAC Management  L.L.C.,  a Delaware  limited  liability company
            AAC Seattle I, Inc., a Delaware corporation
            AAC Vancouver I, L.P., a Washington limited partnership

            AAC/FSC Clocktower Investors, L.L.C., a Washington limited liability company
            AAC/FSC Crown Pointe Investors, L.L.C., a Washington limited liability company
            AAC/FSC Hilltop  Investors,  L.L.C., a Washington  limited liability company
            AAC/FSC  Seattle  Properties,  L.L.C.,  a Delaware  limited liability company
            Alexandria  Executive Limited Partnership
            American Apartment  Communities  II,  Inc., a Maryland  corporation
            American Apartment  Communities  II,  L.P.,  a Delaware  limited  partnership
            American   Apartment   Communities   Holdings,   Inc.,   a  Delaware corporation
            American Apartment  Communities  Operating  Partnership, L.P., a Delaware limited partnership
            Bainbridge Associates PL-I, Ltd.
            Bainbridge Associates PL-II, Ltd.
            Bainbridge Communities, L.L.C.
            C.A. Property Associates, L.L.C.
            CMP-1, L.L.C.
            Coastal Anaheim  Properties,  L.L.C., a Delaware  limited  liability company
            Coastal Long Beach  Properties,  L.L.C., a Delaware limited liability company
            Coastal Monterey Properties, L.L.C.
            FMP Member, Inc., a Delaware corporation
            FSC Realty, L.L.C.
            Ft. Craig, L.P., an Ohio limited partnership
            Fountainhead Apartments, L.P. an Ohio limited partnership
            Jamestown of St. Matthews
            Governour's Square of Columbus Co., an Ohio company
            Jamestown of St. Matthews Co., an Ohio company
            L.B. Property Associates, L.L.C.
            LF Strategic Realty Investors, L.P.
            Monterey Property Associates, L.L.C.
            Northbay Properties II, L.P., a California limited partnership
            Parker's Landing Venture I
            Parker's Landing Venture II
            Polo Chase Venture,  L.L.C.,  a Delaware limited  liability  company
            Regency  park,  L.P.,  an  Indiania  limited  partnership
            Schitzer Investment  Corporation
            Sunset  Company,  an Ohio company
            Tivoli of Columbus L.P., an Ohio limited partnership
            University Arms L.P.
            Windward Point, L.L.C., a California limited liability company
            Winterland San Francisco Partners
            Woodlake Village, L.P., a California limited partnership

23          Consent of Independent                Filed herewith.
            Auditors

27          Financial Data Schedule               Filed electronically with the Securities
                                                  and Exchange Commission.

Exhibits 10(i) through 10(v) inclusive, are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

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

      A Form 8-K dated November 12, 1998 was filed with the Securities and Exchange Commission on November 12, 1998. The filing included the Exhibits for the Underwriting Agreements, Pricing Agreements and Form of Notes as used in the Company's Prospectus Supplement for the issuance of debt securities.

      A Form 8-K/A amending the Form 8-K dated September 11, 1998 was filed with the Securities and Exchange Commission on December 21, 1998. The filing amended the Item under which the original 8-K was previously filed.

      A Form 8-K dated December 7, 1998, was filed with the Securities and Exchange Commission on December 21, 1998. The filing reported the acquisition of American Apartment Communities II, Inc. on December 7, 1998.

      A Form 8-K dated January 20, 1999 was filed with the Securities and Exchange Commission on January 20, 1999. The filing included pro forma financial statements for the Company for the nine months ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Dominion Realty Trust, Inc.
----------------------------------
           (registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 9, 1999 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ John P. McCann                         /s/ Jeff C. Bane
-------------------------------            ------------------------------
   John P. McCann                                    Jeff C. Bane
Chairman of the Board and Chief                       Director
  Executive Officer

 /s/ Lynne Sagalyn                        /s/ Mark J. Sandler
------------------------                  -------------------------------
   Lynne Sagalyn                             Mark J. Sandler
     Director                                   Director


/s/ John S. Schneider
----------------------------------       --------------------------------
   John S. Schneider                         Robert W. Scharar
Director, Vice Chairman of the Board,           Director
President and Chief Operating Officer


/s/ C. Harmon Williams, Jr.              /s/ R. Toms Dalton
----------------------------             --------------------------------
  C. Harmon Williams, Jr.                      R. Toms Dalton
       Director                                   Director


/s/ Robert P. Freeman                     /s/ Jon A. Grove
----------------------------             --------------------------------
  Robert P. Freeman                               Jon A. Grove
      Director                                      Director


/s/ James D. Klingbeil                    /s/ Barry M. Kornblau
----------------------------             -------------------------------
  James D. Klingbeil                          Barry M. Kornblau
      Director                                    Director

/s/ Robin R. Flanagan
---------------------------------------
   Robin R. Flanagan
Assistant Vice President, Controller-Corporate
Accounting and Chief Accounting Officer

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                       UNITED DOMINION REALTY TRUST, INC.


                                                                         Page
                                                                         ----

FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

Report of Ernst & Young LLP, Independent Auditors                         F-2

Consolidated Balance Sheets at December 31, 1998 and 1997                 F-3

Consolidated Statements of Operations for each of the three years
in the period ended December 31, 1998                                     F-4

Consolidated Statements of Cash Flows for each of the three years
in the period ended December 31, 1998                                     F-5

Consolidated Statements of Shareholders' Equity for each of the
three years in the period ended December 31, 1998                         F-6

Notes to Consolidated Financial Statements                                F-7

SCHEDULE FILED AS PART OF THIS REPORT

Schedule III-Summary of Real Estate Owned                                 F-26

All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

Report of Ernst & Young LLP, Independent Auditors



The Board of Directors and Shareholders
United Dominion Realty Trust, Inc.

      We have audited the accompanying consolidated balance sheets of United Dominion Realty Trust, Inc. (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Dominion Realty Trust, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.




                                           Ernst & Young LLP

Richmond, Virginia
January 27, 1999

                       UNITED DOMINION REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except for share data)




December 31,                                                                        1998                           1997
------------------------------------------------------------------------------------------------------------------------------

ASSETS
Real estate owned:
      Real estate held for investment (Notes 2 and 3)                      $         3,643,245             $        2,281,438
          Less: accumulated depreciation                                               280,663                        200,506
                                                                               ----------------               ----------------
                                                                                     3,362,582                      2,080,932
      Real estate under development                                                     99,395                         24,598
      Real estate held for disposition  (Note 2)                                       174,145                        166,501
                                                                               ----------------               ----------------
      Total real estate owned, net of accumulated depreciation                       3,636,122                      2,272,031
Cash and cash equivalents                                                               18,529                            473
Restricted cash                                                                         50,805                         17,107
Deferred financing costs-net                                                            10,894                         10,588
Other assets                                                                            39,038                         13,526
                                                                               ----------------               ----------------
      Total assets                                                         $         3,755,388             $        2,313,725
                                                                               ================               ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable-secured  (Note 4)                                            $         1,072,185             $          417,325
Notes payable-unsecured  (Note 5)                                                    1,045,564                        738,901
Real estate taxes payable                                                               29,078                         21,744
Accrued interest payable                                                                20,714                         14,912
Security deposits and prepaid rent                                                      21,125                         12,105
Distributions payable                                                                   31,423                         25,607
Accounts payable, accrued expenses and other liabilities                                45,736                         10,081
                                                                               ----------------               ----------------
      Total liabilities                                                              2,265,825                      1,240,675

Minority interests                                                                     115,442                         14,693

Shareholders' equity: (Notes 8 and 9)
      Preferred stock, no par value; $25 liquidation preference,
        25,000,000 shares authorized;
          4,200,000 shares 9.25% Series A Cumulative Redeemable                        105,000                        105,000
          6,000,000 shares 8.60% Series B Cumulative Redeemable                        150,000                        150,000
          8,000,000 shares 7.50% Series D Cumulative Convertible Redeemable            175,000                              -
      Common stock, $1 par value; 150,000,000 shares authorized
          103,639,117 shares issued and outstanding (89,168,442 in 1997)               103,639                         89,168
      Additional paid-in capital                                                     1,090,432                        906,307
      Notes receivable from officer-shareholders                                        (7,619)                        (8,806)
      Distributions in excess of net income                                           (242,331)                      (183,312)
                                                                               ----------------               ----------------
      Total shareholders' equity                                                     1,374,121                      1,058,357
                                                                               ================               ================
      Total liabilities and shareholders' equity                           $         3,755,388             $        2,313,725
                                                                               ================               ================



See accompanying notes to consolidated financial statements.

                       UNITED DOMINION REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)





Year ended December 31,                                                            1998            1997             1996
-------------------------------------------------------------------------------------------------------------   -------------



Revenues
      Rental income                                                                 $478,718        $386,672        $241,260
      Interest and other non-property income                                           3,382           1,123           1,707
                                                                               --------------  --------------   -------------
                                                                                     482,100         387,795         242,967

Expenses
      Rental expenses:
            Utilities                                                                 26,361          24,861          17,735
            Repair and maintenance                                                    62,753          54,607          40,665
            Real estate taxes                                                         41,768          30,961          17,348
            Property management                                                       16,748          12,203           5,575
            Other operating expenses                                                  51,930          41,099          22,658
      Depreciation of real estate owned                                               99,588          76,688          47,410
      Interest                                                                       106,238          79,004          50,843
      General and administrative                                                      10,139           7,075           5,418
      Other depreciation and amortization                                              3,645           2,084           1,299
      Loss on termination of an interest rate risk management agreement (Note 6)      15,591               -               -
      Impairment loss on real estate owned                                                 -           1,400             290
                                                                               --------------  --------------   -------------
                                                                                     434,761         329,982         209,241
                                                                               --------------  --------------   -------------
Income before gains on sales of investments, minority interests
      and extraordinary item                                                          47,339          57,813          33,726
Gains on sales of investments                                                         26,672          12,664           4,346
                                                                               --------------  --------------   -------------
Income before minority interests and extraordinary item                               74,011          70,477          38,072
Minority interests                                                                    (1,541)           (278)            (58)
                                                                               --------------  --------------   -------------
Income before extraordinary item                                                      72,470          70,199          38,014
Extraordinary item - early extinguishment of debt                                       (138)            (50)            (23)
                                                                               --------------  --------------   -------------
Net income                                                                          $ 72,332        $ 70,149        $ 37,991
Distributions to preferred shareholders                                              (23,593)        (17,345)         (9,713)
                                                                               --------------  --------------   -------------
Net income available to common shareholders                                         $ 48,739        $ 52,804        $ 28,278
                                                                               ==============  ==============   =============



Earnings per common share: (Note 1)
      Basic                                                                         $   0.49        $   0.61        $   0.49
                                                                               ==============  ==============   =============
      Diluted                                                                       $   0.49        $   0.60        $   0.49
                                                                               ==============  ==============   =============

Common distributions declared per share                                             $   1.05        $   1.01        $   0.96
                                                                               ==============  ==============   =============

Weighted average number of common shares outstanding-basic                            99,966          87,145          57,482
Weighted average number of common shares outstanding -diluted                        100,062          87,339          57,655




See accompanying notes to consolidated financial statements.

                       UNITED DOMINION REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)





Year ended December 31,                                                            1998             1997            1996
----------------------------------------------------------------------------------------------------------------------------

Operating Activities

      Net income                                                                  $    72,332    $    70,149    $    37,991
      Adjustments to reconcile net income to cash provided
           by operating activities:
            Depreciation and amortization                                             103,233         78,772         48,709
            Minority interests                                                          1,541            278             58
            Extraordinary item-early extinguishment of debt                               138             50             23
            Impairment loss on real estate owned                                         --            1,400            290
            Gains on sales of investments                                             (26,672)       (12,664)        (4,346)
            Amortization of deferred financing costs                                    2,061          1,706          1,319
            Changes in operating assets and liabilities:
                 Increase in operating liabilities                                     23,130          8,830          8,899
                 Increase in operating assets                                         (30,440)       (10,618)        (2,879)
                                                                                  -----------    -----------    -----------
Net cash provided by operating activities                                             145,323        137,903         90,064
----------------------------------------------------------------------------------------------------------------------------
Investing Activities

      Net cash acquired in acquisition of ASR Investments Corporation                     321           --             --
      Net cash used in acquisition of American Apartment Communities II               (59,767)          --             --
      Acquisition of real estate, net of liabilities assumed                         (169,808)      (271,836)      (137,236)
      Capital expenditures                                                           (100,398)       (95,499)       (50,533)
      Development of real estate assets                                               (97,222)       (52,217)        (9,229)
      Additions to non-real estate assets                                              (2,876)        (3,659)        (2,554)
      Net proceeds from sales of investments                                          135,164         73,864         33,823
      Proceeds from interest rate risk management agreements                             --            1,538          3,025
      Net cash acquired in acquisition of South West Property Trust Inc.                 --             --            1,129
      Other investing activities                                                       (1,851)         2,143              3
                                                                                  -----------    -----------    -----------
Net cash used in investing activities                                                (296,437)      (345,666)      (161,572)

----------------------------------------------------------------------------------------------------------------------------
Financing Activities

      Net proceeds from the issuance of common stock                                   40,040         61,009          1,824
      Net proceeds from the sale of preferred stock                                      --          145,068           --
      Net proceeds from the issuance of common stock through the
           dividend reinvestment and stock purchase plan                               36,646         39,742         13,188
      Gross proceeds from the issuance of notes payable-unsecured                     212,500        125,000        200,111
      Net proceeds from the issuance of notes payable-secured                            --             --            5,925
      Net borrowings of short-term bank debt                                          104,400         10,350         37,800
      Proceeds from refunding of tax exempt bonds                                       7,700           --             --
      Conversion of operating partnership units                                        (3,528)          --             --
      Distributions paid to preferred shareholders                                    (22,611)       (16,270)        (9,713)
      Distributions paid to common shareholders                                      (103,074)       (85,777)       (53,979)
      Distributions paid to minority interest operating partnership unitholders        (2,413)          (144)          --
      Scheduled principal payments on notes payable-secured                           (18,255)        (6,547)        (2,729)
      Non-scheduled payments on notes payable-secured                                 (67,942)        (9,397)       (40,628)
      Mortgage financing proceeds released from construction fund                        --             --            3,627
      Payments on notes payable-unsecured                                              (9,418)       (65,414)       (72,064)
      Payment of financing costs                                                       (4,875)        (2,836)        (1,306)
                                                                                  -----------    -----------    -----------
Net cash provided by financing activities                                             169,170        194,784         82,056

----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                   18,056        (12,979)        10,548
Cash and cash equivalents, beginning of year                                              473         13,452          2,904
                                                                                  -----------    -----------    -----------
Cash and cash equivalents, end of year                                            $    18,529    $       473    $    13,452
                                                                                  ===========    ===========    ===========

----------------------------------------------------------------------------------------------------------------------------
Supplemental Information:
      Interest paid during the period                                             $   104,858    $    76,669    $    48,500
      Non-cash transactions associated with the acquisition of properties:
            Secured debt assumed                                                      116,326         60,052        137,988
            Issuance of common stock                                                    7,099           --           22,769
            Issuance of unsecured notes payable                                          --             --           25,000
            Issuance of operating partnership units                                    18,477         12,530          2,006
      Non-cash transactions associated with Mergers:
            Real estate assets acquired                                             1,080,696           --          559,591
            Other operating assets acquired                                            26,845           --             --
            Issuance of preferred stock                                               175,000           --             --
            Issuance of common stock                                                  108,456           --          322,110
            Issuance of operating partnership units                                    88,831           --             --
            Secured debt assumed                                                      637,188           --           99,921
            Unsecured debt assumed                                                       --             --          125,035
            Operating liabilities assumed                                              36,026           --           23,805
            Minority interests in partnerships assumed                                  5,382           --             --



See accompanying notes to consolidated financial statements.

                       UNITED DOMINION REALTY TRUST, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      (In thousands, except per share data)




Year ended December 31                                                                 1998              1997             1996
------------------------------------------------------------------------------------------------------------------------------------


Preferred Stock
Balance, beginning of year                                                            $   255,000    $   105,000    $   105,000
     Issuance of 8.60% Series B Cumulative Redeemable                                        --          150,000           --
     Issuance of 7.50% Series D Cumulative Convertible Redeemable                         175,000
                                                                                      ===========    ===========    ===========
Balance, end of year                                                                  $   430,000    $   255,000    $   105,000
                                                                                      ===========    ===========    ===========

Common Stock, $1 Par Value
Balance, beginning of year                                                            $    89,168    $    81,983    $    56,375
     Issuance of common shares in public offerings                                          2,804          4,000           --
     Issuance of common shares in the acquisition of South West Property Trust Inc.          --             --           22,804
     Issuance of common shares in the acquisition of ASR Investments Corporation            7,743           --             --
     Issuance of common shares in private placement                                          --             --            1,680
     Issuance of common shares to employees and officer-shareholders                           78            333            152
     Issuance of common shares through dividend reinvestment
           and stock purchase plan                                                          2,825          2,852            972
     Issuance of common shares in connection with the acquisition of properties               482           --             --
     Conversion of operating partnership units to common stock                                539           --             --
                                                                                      ===========    ===========    ===========
Balance, end of year                                                                  $   103,639    $    89,168    $    81,983
                                                                                      ===========    ===========    ===========

Additional Paid-in Capital
Balance, beginning of year                                                            $   906,307    $   814,795    $   480,971
     Issuance of commons shares in public offerings, net of issuance costs                 35,170         55,386           --
     Issuance of common shares in the acquisition of South West Property Trust Inc.          --             --          299,109
     Issuance of common shares in the acquisition of ASR Investments Corporation          100,713           --             --
     Issuance of common shares in private placement, net of issuance costs                   --             --           21,059
     Offering costs associated with the issuance of preferred shares                         --           (4,934)          --
     Issuance of common shares to employees and officer-shareholders                          801          4,170          1,440
     Issuance of common shares through dividend reinvestment
           and stock purchase plan                                                         33,821         36,890         12,216
     Issuance of common shares in connection with the acquisition of properties             6,617           --             --
     Conversion of operating partnership units to common stock                              7,003           --             --
                                                                                      ===========    ===========    ===========
Balance, end of year                                                                  $ 1,090,432    $   906,307    $   814,795
                                                                                      ===========    ===========    ===========

Notes Receivable from Officer-Shareholders
Balance, beginning of year                                                            $    (8,806)   $    (5,926)   $    (6,091)
     Principal repayments                                                                   1,413            635            381
     Notes received for issuance of common shares                                            (226)        (3,515)          (216)
                                                                                      ===========    ===========    ===========
Balance, end of year                                                                  $    (7,619)   $    (8,806)   $    (5,926)
                                                                                      ===========    ===========    ===========

Distributions in Excess of Net Income
Balance, beginning of year                                                            $  (183,312)   $  (147,529)   $  (120,314)
     Net income                                                                            72,332         70,149         37,991
     Common stock distributions declared ($1.05 per share for 1998,                          --
           $1.01 per share for 1997 and $.96 per share for 1996)                         (107,758)       (88,587)       (55,493)
     Preferred stock distributions declared-Series A ($2.31 per share for 1998,              --
            1997 and 1996)                                                                 (9,704)        (9,713)        (9,713)
     Preferred stock distributions declared-Series B ($2.15 per share for 1998
           and $1.27 per share for 1997)                                                  (12,903)        (7,632)          --
     Preferred stock distributions declared-Series D ($.12 per share for 1998)               (986)          --             --
                                                                                      ===========    ===========    ===========
Balance, end of year                                                                  $  (242,331)   $  (183,312)   $  (147,529)
                                                                                      ===========    ===========    ===========

Unrealized Gains on Securities Available-for-Sale
Balance, beginning of year                                                            $      --      $     2,056    $       448
     Realized gain on securities available-for-sale                                          --           (2,056)          --
     Unrealized gain on securities availabe-for-sale                                         --             --            1,608
                                                                                      ===========    ===========    ===========
Balance, end of year                                                                  $      --      $      --      $     2,056
                                                                                      ===========    ===========    ===========

Total Shareholders' Equity                                                            $ 1,374,121    $ 1,058,357    $   850,379
                                                                                      ===========    ===========    ===========



See accompanying notes to consolidated financial statements.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization United Dominion Realty Trust, Inc., a Virginia corporation, was formed in 1972. The Company operates within one defined business segment. The Company is a fully integrated owner, operator, renovator and developer of apartment communities located nationwide. At December 31, 1998, the Company owned 326 communities with 86,893 completed apartment homes. The Company had eight communities and two additional phases to existing communities with 1,946 apartment homes under development at December 31, 1998.

Basis of presentation The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, including United Dominion Realty, L.P., its Operating Partnership, and Heritage Communities, L.P. (collectively, the "Company"). As of December 31, 1998, there were 38,218,389 units in the Operating Partnership outstanding, of which, 30,486,005, or 79.8% were owned by the Company and 7,732,384, or 20.2% were owned by non-affiliated limited partners. In connection with the acquisition of ASR Investment Corporation, the Company acquired Heritage Communities, L.P., a Delaware limited partnerhip (Heritage OP). As of December 31, 1998, there were 3,834,837 units in the Heritage OP outstanding, of which, 2,974,252 or 77.5% were owned by the Company and 22.5% were owned by non-affiliated limited partnerships. The financial statements of the Company include the minority interest of the unitholders in the operating partnerships. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform with the current financial statement presentation.

Use of estimates The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Federal income taxes The Company is operated as and elects to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the
Code). Generally, a real estate investment trust which complies with the provisions of the Code and distributes at least 95% of its taxable income to its shareholders, does not pay federal income taxes on its distributed income. Accordingly, no provision has been made for federal income taxes.

Cash and cash equivalents All highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents.

Real estate assets and depreciation Real estate assets held for investment are carried at historical cost less accumulated depreciation less any recorded impairment losses.

Ordinary repair and maintenance costs are expensed as incurred. Significant improvements, renovations and replacements related to the acquisition and improvement of real estate assets are capitalized at cost and depreciated over their estimated useful lives.

The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows are not sufficient to recover the assets carrying value. If such indicators are present, an impairment loss is recognized based on the excess of the carrying amount of the impaired asset over its fair value.

For long-lived assets to be disposed of, impairment losses are recognized when the fair value of the asset less estimated cost to sell is less than the carrying value of the asset. Real estate is classified as real estate held for disposition when management has committed to sell and is actively marketing the property, and the Company expects to dispose of these properties within the next twelve months. Real estate held for disposition is carried at the lower of cost, net of accumulated depreciation or fair value less cost to dispose, determined on an asset by asset basis. Depreciation is not recorded on real estate held for disposition and gains (losses) from initial and subsequent adjustments to the carrying value of the assets, if any, are recorded as a separate component of income from continuing operations.

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

Interest and real estate taxes incurred during the construction period are capitalized as part of the projects under development to the extent that such charges do not cause the carrying value of the asset to exceed its net realizable value. During 1998, 1997 and 1996, total interest capitalized was $3,360,000, $2,634,000 and $541,000, respectively.

Commencing with the adoption of EITF No. 97-11 on March 19, 1998, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions", the Company expenses direct internal costs related to identifying and acquiring operating properties.

Revenue recognition The Company's apartment homes are leased under operating leases with terms generally of one year or less. Rental income is recognized as it is earned.

Restricted cash Restricted cash mainly consists of escrow deposits held by lenders for property taxes, insurance and replacement reserves and resident security deposits.

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

Interest rate risk management agreements The Company enters into interest rate futures contracts to hedge interest rate risk associated with anticipated debt transactions. The Company follows SFAS No. 80, "Accounting for Futures Contracts", which permits hedge accounting for anticipatory transactions meeting certain criteria. Gains and losses, if any, on these transactions are deferred as an adjustment to the carrying amount of the outstanding debt and amortized over the terms of the related debt as an adjustment to interest expense. The fair values of interest rate risk management agreements are not recognized in the financial statements. At the time the anticipated transaction is no longer likely to occur, the Company marks the derivative instrument to market and recognizes any adjustment in the consolidated statement of operations.

Earnings per share Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potential common stock equivalents is determined using the treasury stock method based on the Company's average stock price. The early extinguishment of debt does not have an effect on the earnings per share calculation for the periods presented. The effect of the conversion of the operating partnership units and convertible preferred stock is not dilutive and is therefore not included in the following calculations. The weighted average effect of the conversion of the operating partnership units for the years ended December 31, 1998, 1997 and 1996 was 2,963,427, 317,120 and 68,502, respectively. The weighted average effect of the conversion of the convertible preferred stock for the year ended December 31, 1998, was 809,273. The following table sets forth the computation of basic and diluted earning per share (dollars in thousands, except per share data):



                                                        1998       1997         1996
                                                      --------    -------      -------
Numerator for basic and diluted earnings
  per share-net income available to common
  shareholders                                        $ 48,739   $ 52,804   $ 28,278

Denominator:
  Denominator for basic earnings per share-
    weighted average shares                             99,966     87,145     57,482

Effect of dilutive securities:
    Employee stock options                                  96        194        173
                                                      --------   --------   --------

Dilutive potential common shares
  Denominator for dilutive earnings per
  share-adjusted weighted average shares
  and assumed conversions                              100,062     87,339     57,655
                                                      ========   ========   ========
Basic earnings per share                              $    .49   $    .61   $    .49
                                                      ========   ========   ========
Diluted earnings per share                            $    .49   $    .60   $    .49
                                                      ========   ========   ========




Investment in marketable equity securities In connection with a shopping center sale in 1995, the Company received marketable preferred stock with a fair value of $7.7 million on the date of receipt. In January 1997, the Company sold the preferred stock and received $9.9 million in cash and recognized a $2.1 million gain on the sale of investment for financial reporting purposes.

Minority interests in operating partnerships Interests in the Operating Partnership held by limited partners are represented by operating partnerships units (OP Units). The Operating Partnerships' income is allocated to holders of OP Units based upon net income available to common shareholders and the weighted average number of OP Units outstanding to total common shares plus OP Units outstanding during the period. Capital contributions, distributions and profits and losses are allocated to minority interests in accordance with the terms of the individual partnership agreements. OP Units can be exchanged for cash or shares of the Company's common stock on a one-for-one basis, at the option of the Company. OP Units as a percentage of total units and shares outstanding was 7.7%, 1.1% and 0.1% at December 31, 1998, 1997 and 1996, respectively.

Minority interests in other partnerships The Company has limited partners in certain real estate partnerships acquired as part of the acquisition of American Apartment Communities II on December 7, 1998. Net income for these partnerships is allocated based on the percentage interest owned by these limited partners in each respective real estate partnership.

Stock based compensation The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized.

Impact of recently issued accounting standards As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of Statement 130 had no impact on the Company's financial statements for each of the periods presented as the Company has no items of comprehensive income.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133) which is required to be adopted in years beginning after June 15, 1999. Statement 133 permits early adoption as of the beginning of any fiscal quarter after its issuance, however, the Company does not anticipate adopting Statement 133 until such time as it is required. Statement 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on earnings and the financial position of the Company, however, management does not anticipate that the adoption of Statement 133 will have a significant effect on earnings or the financial position of the Company.

2.  REAL ESTATE OWNED
The Company operates primarily in 34 major markets dispersed throughout a 22 state area. At December 31, 1998, the Company's largest apartment market was Dallas, where it owned 9.5% of its apartment homes, based upon carrying value. Excluding Dallas, the Company did not own more than 5% of its apartment homes in any one market, based upon carrying value.

The following table summarizes the components of real estate held for investment at December 31, (dollars in thousands):

                                           1998            1997
                                        -----------    ----------

Land and land improvements             $   647,328    $   393,505
Buildings and improvements               2,819,312      1,783,565
Furniture, fixtures and equipment          169,364        100,380
Construction in progress                     7,241          3,988
                                       -----------    -----------
Real estate held for investment          3,643,245      2,281,438
Accumulated depreciation                  (280,663)      (200,506)
                                       -----------    -----------
Real estate held for investment, net   $ 3,362,582    $ 2,080,932
                                       ===========    ===========


The following is a reconciliation of the carrying amount of real estate held for investment at December 31, (dollars in thousands):



                                                       1998          1997           1998
                                                   ----------     ----------    -----------


Balance at January 1                              $ 2,281,438    $ 2,007,612    $ 1,131,098
Real estate acquired                                1,388,514        344,363        843,277
Capital expenditures                                   98,872         96,102         49,434
Transferred from real estate under development         23,350         65,475           --
Real estate sold                                         --             --             (230)
Impairment loss                                          --           (1,400)          --
Transferred to real estate held for disposition      (148,929)      (230,714)       (15,967)
                                                  -----------    -----------    -----------
Balance at December 31                            $ 3,643,245    $ 2,281,438    $ 2,007,612
                                                  ===========    ===========    ===========




The following is a reconciliation of accumulated depreciation for real estate held for investment at December 31, (dollars in thousands):



                                                     1998        1997           1996
                                                   ---------   --------     ----------

Balance at January 1                              $ 200,506    $ 173,291    $ 129,454
Depreciation expense for the year*                  100,683       77,440       48,039
Transferred to real estate held for disposition     (20,526)     (50,225)      (4,202)
                                                  ---------    ---------    ---------
Balance at December 31                            $ 280,663    $ 200,506    $ 173,291
                                                  =========    =========    =========




   * Includes $1,095, $752, and $629 for 1998, 1997 and 1996, respectively, classified as "Other depreciation and amortization" in the Consolidated Statements of Operations.

The following is a summary of real estate owned by market at December 31, 1998 (dollars in thousands):

Real Estate Held for Investment by Market (Excluding real estate under development)




                                             Initial
                          Number of       Acquisition         Carrying               Accumulated
                          Properties          Cost              Value               Depreciation              Encumbrances
                          ----------      -----------         --------              ------------               ------------

Apartments
Dallas, TX                   27            $340,778           $375,962                 $18,872                    $40,510   (A)
Houston, TX                  22             183,317            195,997                   7,276                     65,965   (A)
Orlando, FL                  12             146,114            172,692                  17,647                     41,630
Phoenix, AZ                   8             162,162            168,309                   5,194                     19,931   (A)
Tampa, FL                    11             146,849            162,077                  13,855                     41,067   (A)
San Antonio, TX              12             150,741            159,216                   6,514                     38,609   (A)
Raleigh, NC                  10             123,071            137,946                  19,070                      9,132   (A)
San Francisco, CA             4             128,754            128,754                     240                     70,086
Charlotte, NC                10              95,265            116,668                  16,227                     22,772   (A)
Eastern NC                   10              80,116            110,189                  19,514                     10,127
Monterey Peninsula, CA       16             105,970            105,970                     183                        (A)
Columbia, SC                 10              89,168            104,132                  17,440                     21,639
Memphis, TN                   6              95,594            101,809                   6,260                     43,412
Nashville, TN                 9              85,781             98,798                  11,059                      5,081
Richmond, VA                  8              74,856             96,063                  20,511                      3,034
Columbus, OH                  6              90,539             91,395                     617                     34,981   (A)
Miami/Ft.
    Lauderdale, FL            5              75,030             80,473                   7,478                         --
Atlanta, GA                   7              66,892             78,195                   8,382                     11,093
Greensboro, NC                5              63,359             77,768                   5,211                        (A)
Portland, OR                  4              59,743             59,743                     108                     12,745   (A)
Jacksonville, FL              3              44,787             55,913                   6,173                     12,455
Los Angeles, CA               2              53,387             53,387                      96                      6,141
Hampton, VA                   6              42,741             53,286                  13,198                         --
Baltimore, MD                 5              46,071             51,827                   8,788                     12,980
Lansing, MI                   4              50,559             50,559                      89                        (A)
Greenville, SC                5              41,703             50,058                   7,544                         --
Sacramento, CA                2              47,549             47,549                      85                     17,127   (A)
Seattle, WA                   4              46,147             46,383                     386                     24,367
Denver, CO                    2              44,195             44,195                      79                        (A)
Fayetteville, NC              3              39,004             40,900                   3,255                     18,453
Detroit, MI                   4              38,126             38,126                      68                        (A)
Washington DC                 2              32,603             35,509                   3,339                         --
Eastern Shore MD              4              31,403             34,546                   4,014                         --
Indianapolis, IN              3              32,663             32,663                      57                        (A)




                                                  Initial
                             Number of          Acquisition        Carrying              Accumulated
                            Properties             Cost              Value               Depreciation        Encumbrances
                            ----------          -----------         --------             ------------        ------------

Apartments (continued)
Albuquerque, NM                 4                28,531             29,101                     999                13,704 (A)
Tucson, AZ                      6                25,679             26,341                     702                13,937
Austin, TX                      2                21,005             23,315                   1,680                   (A)
Other FL                        7                54,048             66,929                   7,898                   --
Other VA                        6                29,510             47,194                   7,666                 2,830
Other Midwest                   5                41,556             42,321                     207                    --
Other WA                        3                24,728             25,264                     635                 9,702
Other GA                        2                19,049             22,401                   3,769                 6,179
Arkansas                        2                20,500             21,897                   1,287                    --
Nevada                          1                20,000             20,549                   1,138                    --
Other CA                        2                18,277             18,277                      32                   (A)
Delaware                        2                14,732             17,670                   2,364                    --
Alabama                         1                 7,947             11,212                   1,799                    --
Other NC                        1                 6,770              7,628                     663                   (A)
Other SC                        1                 4,558              6,089                     995                    --
                                -                 -----              -----                    ----                ------

                              296            $3,291,927         $3,643,245                $280,663             $ 629,689
                              ===            ==========         ==========                ========             =========




Real Estate Held for Disposition (B)


                                                Initial
                             Number of        Acquisition       Carrying                Accumulated
                             Properties           Cost            Value                 Depreciation          Encumbrances
                             ----------       -----------       --------                ------------          ------------


Apartments                      26            $ 154,733         $ 197,543               $  34,177            $   60,273    (A)
Commercial                       4               11,082            12,569                   1,790                 3,512
                                 -               ------            ------                   -----              --------

                                30             $165,815         $ 210,112               $  35,967            $   63,785
                                ==             ========         =========               =========              ========

Total Real Estate

     Owned (C)                 326           $3,457,742        $3,853,357                $316,630            $1,072,185
                               ===           ==========        ==========                ========            ==========




(A) There are 23 communities encumbered by two REMIC financings aggregating $75.9 million, 6 communities encumbered by one secured note payable aggregating $31.7 million, 24 communities encumbered by fixed-rate debt aggregating $159.7 million and 18 communities encumbered by variable-rate debt aggregating $111.4 million.
(B)               Real  estate  held  for   disposition   contributed   property
                  operating income (property rental income less property operating expenses) in the aggregate amount of $19.7 million, $19.5 million and $3.9 million, respectively for the years ended December 31, 1998, 1997 and 1996, respectively.
(C)               Excludes real estate under development.

In connection with the Company's periodic evaluation of its apartment portfolio during 1997 the Company recorded an impairment loss of $1.4 million relating to two communities included in real estate held for investment. These apartment communities were subsequently moved to real estate held for disposition based upon management's decision to dispose of these properties.

3. ACQUISITIONS

On March 27, 1998, the Company completed the acquisition of ASR Investments Corporation ("ASR") in a statutory merger (the "ASR Merger"). ASR was a publicly-traded multifamily REIT that owned 39 communities with 7,550 apartment homes located in Arizona, Texas, New Mexico and the state of Washington. Each share of ASR's common stock was exchanged for 1.575 shares of the Company's common stock. The transaction was structured as a tax-free merger and was treated as a purchase for accounting purposes. No good will was recorded in connection with this transaction. In connection with the acquisition, the Company acquired primarily real estate assets totaling $313.7 million. Consideration given by the Company included 7,742,839 shares of the Company's common stock valued at $14 per share for an aggregate equity value of $108.4 million plus the issuance of 1,529,990 OP Units in Heritage Communities, L.P. valued at $21.4 million. In addition, the Company assumed, at fair value, mortgage debt totaling $179.4 million and other liabilities of $13.6 million. The aggregate purchase price in the ASR Merger was $323.1 million, including transaction costs.

On December 7, 1998, the Company completed the acquisition of American Apartment Communities II, Inc. ("AAC") in a statutory merger (the "AAC Merger"). American Apartment Communities II, Inc.'s principal asset was a 79% interest in American Apartment Communities II, LP. In connection with the acquisition of AAC, the Company acquired 53 communities with 14,001 apartment homes located primarily in California, the Pacific Northwest, the Midwest and Florida. The AAC Merger was structured as a tax-free merger and was treated as a purchase for accounting purposes. No good will was recorded in connection with this transaction. In connection with the AAC Merger, the Company acquired primarily real estate assets totaling $766.9 million. The aggregate purchase price consisted of the following: (i) 8,000,000 shares of the Company's 7.5% Series D Convertible Preferred Stock ($25 liquidation preference value) with a fair market value of $175 million which is convertible into the Company's Common Stock at $16.25 per share, (ii) the issuance of 5,614,035 OP units to holders of the 21% minority interests in American Apartment Communities, L.P. with an aggregate fair market value of $67.4 million, (iii) the assumption of $457.7 million of secured notes payable at fair market value, (iv) the assumption of liabilities and minority interests aggregating $27.8 million and (v) $59.8 million of cash. The aggregate purchase price in the AAC Merger was $793.7 million, including transaction costs.

Information concerning unaudited pro forma results of operations of the Company for the years ended December 31, 1998 and 1997 are set forth below. For 1998, such pro forma information assumes the following transactions occurred on January 1, 1997: (i) the acquisition of ASR, (ii) the acquisition of AAC and
(iii) the acquisition of 13 communities with 4,318 apartment homes for an aggregate purchase price of $144 million. For 1997, in addition to the acquisitions previously described, such pro forma information assumes the following transactions occurred on January 1, 1997: (i) the acquisition by the Company of 17 communities with 5,659 apartment homes at a total cost of $219 million and (ii) the acquisition by ASR of 22 communities with 4,208 apartment homes at a total cost of $176 million.

In addition to the ASR Merger and the AAC Merger, all of the acquisitions previously described have been accounted for as purchases of real estate and operating results for those communities are reflected in the accompanying consolidated financial statements from their respective dates of acquisition.


                                                                                Pro Forma
                                                                          Year Ended December 31,
                                                                          ----------------------
In thousands, except per share amounts                                      1998         1997
---------------------------------------                                   --------    ----------

(Unaudited)
Rental income                                                             $597,460   $566,681
Net income available to common shareholders
  before extraordinary item                                                 43,218     37,468
Net income available to common shareholders                                 43,080     37,418
Net income per common share before extraordinary item-basic
   and diluted                                                            $    .41   $    .39
Net income per common share-basic and diluted                                  .41        .39



The unaudited information is not necessarily indicative of what the Company's consolidated results of operations would have been if the acquisitions previoulsy described had occurred at the beginning of each period presented. Additionally, the pro forma information does not purport to be indicative of the Company's results of operations for future periods.

4. NOTES PAYABLE-SECURED
Notes payable-secured, which encumber $1.9 billion or 48.7% of the Company's real estate owned, ($2.0 billion or 51.3% of the Company's real estate owned is unencumbered) consist of the following at December 31, 1998 (dollars in thousands):



                                                                              Weighted        Weighted
                                                                              Average         Average       No. of
                                                                              Interest        Years to    Communities
                                                Principal Outstanding          Rate           Maturity    Encumbered
--------------------------------------------------------------------------------------------------------------------
                                                 1998            1997          1998             1998         1998
                                              ---------------------------------------------------------------------

Fixed-Rate Debt
Mortgage Notes Payable (a)                    $  618,997     $  134,888        7.87%             6.1           76
Tax-Exempt Secured Notes Payable                 125,405        127,437        7.02%            21.5           18
REMIC Financings                                  75,919         88,574        7.82%             2.0           23
Secured Notes Payable                             45,000         45,000        7.29%             0.2            6
                                              -------------------------------------------------------------------
Total Fixed-Rate Secured Notes Payable           865,321        395,899        7.69%             7.1          123

Variable-Rate Debt
Secured Notes Payable                            141,969         19,226        7.13%             3.9            7
Tax-Exempt Secured Notes Payable                  64,895          2,200        5.45%            15.5            5
                                              -------------------------------------------------------------------
Total Variable-Rate Secured Notes Payable        206,864         21,426        6.60%            10.1           12
                                              -------------------------------------------------------------------
Total Notes Payable-Secured                   $1,072,185     $  417,325        7.48%             7.6          135
                                              ===================================================================




(a) Includes fair value adjustments aggregating $18.9 million recorded in connection with the ASR Merger and the AAC Merger.

Fixed-Rate
Mortgage Notes Payable Fixed-rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from March 1999 through June 2034 and carry interest rates ranging from 7.13% to 9.58%. During 1998, the Company assumed sixty fixed-rate mortgage notes payable aggregating $515.6 million with a weighted average interest rate of 8.03% in connection with the acquisition of communities, including the ASR Merger and AAC Merger.

Tax-Exempt Secured Notes Payable Fixed-rate mortgage notes payable which secure tax-exempt housing bond issues mature at various dates from November 2004 through December 2025 and carry interest rates from 6.03% to 8.50%. Interest on these notes is generally payable in semi-annual installments. During 1998, the Company assumed one fixed-rate tax-exempt secured note payable carrying an interest rate of 7.54%.

REMIC Financings The Company has two fixed-rate REMIC Financings which bear interest of 7.01% and 8.50% and mature on December 10, 2000 and February 10, 2001, respectively. The Company makes monthly installments of principal and interest over the term of the REMIC Financings. Principal balances at maturity are expected to be $29.3 million and $36.6 million, respectively.

Secured Notes Payable Secured notes payable consist of a $31.7 million variable-rate secured senior credit facility and two secured variable-rate notes payable aggregating $13.3 million, all of which mature in August 1999. The variable-rate secured notes payable bear interest at LIBOR + .65% or 6.06% at December 31, 1998. The Company has five interest rate swap agreements with an aggregate notional value of $45 million under which the Company pays a fixed-rate of interest and receives a variable-rate on the notional amounts. The interest rate swap agreements effectively change the Company's interest rate exposure on the $45 million secured notes payable from a variable-rate to a weighted average fixed-rate of 7.29%.

Variable-Rate
Secured Notes Payable Variable-rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from August 1999 through September 2027. At December 31, 1998, these notes carry interest rates ranging from 6.33% to 7.21%. During 1998, the Company assumed five variable-rate mortgage notes payable aggregating $129.4 million with a weighted average interest rate of 7.26%.

Tax-Exempt Secured Notes Payable Variable-rate mortgage notes payable which secure tax-exempt housing bond issues mature at various dates from December 2002 to April 2029. At December 31, 1998, these notes carry interest rates ranging from 3.07% to 7.00%. During 1998, the Company assumed three variable-rate tax-exempt notes payable aggregating $55 million which carry a weighted average interest rate of 5.33%.


The aggregate maturities of secured notes payable for the five years subsequent to December 31, 1998 is as follows (dollars in thousands):


                                    Fixed-Rate                                    Variable-Rate
                  ---------------------------------------------------       ------------------------
                  Mortgage    Tax-Exempt        REMIC         Secured       Mortgage        Tax-Exempt
                    Notes       Bonds        Financings        Notes          Notes            Notes          Total
----------------------------------------------------------------------     -------------------------     -----------

1999           $   32,209     $    1,769     $    3,396     $   45,000     $  111,365     $    1,400     $  195,139
2000               61,451          1,400         34,464           --              743          1,500         99,558
2001               55,636          1,657         38,059           --           10,386          1,500        107,238
2002               61,108          1,845           --             --              293          4,000         67,246
2003              110,314          1,786           --             --            5,810          1,900        119,810
Thereafter        298,279        116,948           --             --           13,372         54,595        483,194
               -------------------------------------------------------     -------------------------     ----------
               $  618,997     $  125,405     $   75,919     $   45,000     $  141,969     $   64,895     $1,072,185
               =======================================================     =========================     ==========


5.   NOTES PAYABLE-UNSECURED
A summary of notes payable-unsecured at December 31, 1998 and 1997 is as follows:



Dollars in thousands                                                  1998          1997
                                                                    ---------     ----------

Commercial Banks
                  Borrowings outstanding under
                   credit facilities                               $  240,000     $  135,600

Insurance Companies -Senior Unsecured Notes
                  7.98% due March 1999-2003 (a)                        37,228         44,571
                  8.72% due November 1998                                --            2,000
                                                                   ----------     ----------
                                                                       37,228         46,571

Other (b)
                                                               5,836          6,730
Senior Unsecured Notes - Other
                  8.50% Monthly Income Notes due November 2008         62,500           --
                  8.13% Senior Notes due November 2000                150,000           --
                  7.25% Notes due April 1999                           75,000         75,000
                  8.50% Debentures due September 2024 (c)             150,000        150,000
                  7.95% Medium-Term Notes due July 2006               125,000        125,000
                  7.07% Medium-Term Notes due November 2006            25,000         25,000
                  7.02% Medium-Term Notes due November 2005            50,000         50,000
                  7.25% Notes due January 2007                        125,000        125,000
                                                                   ----------     ----------
                                                                      762,500        550,000
                                                                   ----------     ----------

                  Total Notes Payable-Unsecured                    $1,045,564     $  738,901
                                                                   ==========     ==========




(a) Payable in five equal principal installments of $7.4 million.
(b) Includes $5.4 million and $6.2 million at December 31, 1998 and 1997, respectively, of deferred gain from the termination of interest rate risk management agreements.
(c) Debentures include an investor put feature which grants a one time option to redeem debentures in September 2004.

On January 21, 1999, the Company established a program for the sale of up to $200 million aggregate principal amount of Medium-Term Notes (the "MTN Program"). The Company sold an aggregate of $150 million of senior unsecured notes which consisted of the following: (i) $70 million of 7.60% Notes due January 25, 2002, (ii) $58 million of 7.67% Notes due January 26, 2004, (iii) $10 million of variable rate Notes due January 27, 2003 on which the Company subsequently executed an interest rate swap with a notional amount of $10 million which effectively fixed the interest rate at 7.52% and (iv) $12 million of 7.22% Notes due February 19, 2003. Net proceeds from the offerings will be used to repay revolving bank debt and prepay mortgage debt.

The extraordinary items for the years ended December 31, 1998, 1997 and 1996 resulted from the write-off of deferred financing costs on mortgage debt satisfied.

Information concerning short-term bank borrowings is summarized in the table that follows:



In thousands                                                  1998         1997          1996
--------------------------------------------------------------------------------------------------

Total revolving credit facilities
      and lines of credit at December 31                    $265,000      $265,000      $228,500
Borrowings outstanding at December 31                        240,000       135,600       125,250
Weighted average daily borrowings during the year  (d)       238,587        74,623        49,941
Maximum daily borrowings during the year   (d)               334,500       135,600       125,250
Weighted average daily interest rate during the year(d)          6.1%          6.3%          6.0%
 Weighted average daily interest rate at December 31             6.0%          6.4%          6.3%



(d) Includes balances on a $75 million bridge facility funded in July 1998 that matured in November 1998.

At December 31, 1998, the Company had in place a syndicated three year $200 million unsecured revolving credit facility (the "Credit Facility") of which $190 million was outstanding at December 31, 1998. The Credit Facility will expire on August 4, 2000. Borrowings under the Credit Facility generally bear interest at LIBOR plus 55 basis points. The Company is also required to pay a fee of .200% of the committed amount. This fee and the interest rate are both subject to change as the Company's credit ratings change.

At December 31, 1998, the Company had a $50 million interim syndicated 364-day credit agreement (the "Credit Agreement") of which $50 million was outstanding at December 31, 1998. The Credit Agreement will mature on August 4, 1999. Borrowings under the Credit Agreement generally bear interest at LIBOR plus 55 basis points. The Company is also required to pay a fee of .150% of the committed amount. This fee and the interest rate are both subject to change as the Company's credit ratings change.

At December 31, 1998, the Company had a $15 million unsecured line of credit with a commercial bank, of which there were no borrowings outstanding at December 31, 1998. Currently expiring on June 30, 1999, this credit facility is renewable annually by mutual agreement between the Company and the bank. The line is subject to periodic bank review and requires the Company to maintain a depository relationship with the bank; however, there are no formal compensating balance arrangements. Borrowings bear interest generally at negotiated rates in line with borrowings under the Company's revolving credit facility.

The Credit Facility and Credit Agreement are subject to customary financial covenants and limitations. The underlying loan agreements contain certain covenants which, among other things, require the Company to maintain minimum consolidated tangible net worth, as defined, and maintain certain financial ratios.

6. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
The following disclosures of estimated fair value of financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts and estimated fair value of the Company's financial instruments at December 31, 1998 and 1997, both on and off-balance sheet, are summarized as follows:



                                                     December 31, 1998            December 31, 1997
                                              -----------------------------   ----------------------------
In thousands                                    Carrying          Fair              Carrying       Fair
                                                 Amount          Value              Amount         Value
                                             ------------------------------   ----------------------------

Notes payable-secured                        $ 1,072,185     $ 1,125,582      $   417,325     $   444,925
Notes payable-unsecured                        1,045,564       1,068,868          738,901         780,051
Interest rate swap agreements                       --            (1,321)            --              (547)
Interest rate risk management agreements            --              --               --            (5,620)



The following methods and assumptions were used by the Company in estimating the fair values set forth above.

Cash and cash equivalents The carrying amount of cash and cash equivalents approximates fair value.

Notes payable Estimated fair value is based on mortgage rates and tax-exempt bond rates believed to be available to the Company for the issuance of debt with similar terms and remaining lives. The carrying amount of the Company's variable-rate notes payable-secured approximate fair value at December 31, 1998 and 1997. The carrying amounts of the Company's borrowings under short-term revolving credit agreements and lines of credit approximate their fair values.

Interest rate swap agreements Fair value is based on external market quotations from investment banks.

Interest rate risk management agreements Fair value is based on external market quotations from investment banks.

Derivative Instruments
Interest rate swap agreements At December 31, 1998 and 1997, the Company had five interest rate swap agreements (the "Agreements") outstanding with an aggregate notional amount of $45 million. These agreements effectively fix the interest rate on certain variable-rate secured notes payable to a weighted average fixed-rate of 7.29%. These Agreements have a weighted average maturity of 2.6 years and mature at various times from May 2000 to July 2004. The Company's credit exposure on swaps is limited to the value of interest rate swaps that are favorable to the Company at December 31, 1998.

For all periods presented, the Company had no deferred gains or losses relating to terminated swap contracts.

Interest rate risk management agreements The Company deferred gains of $1.5 million in 1997 related to the termination of an interest rate risk management agreement used to hedge the issuance of $125 million of notes issued in 1997. This agreement had the economic impact of reducing the interest rate from 7.31% to 7.14% over the ten year term of the notes.

In order to reduce the interest rate risk associated with the anticipated issuance of unsecured notes during 1998, the Company entered into a $100 million (notional amount) fixed pay forward starting swap agreement (interest rate risk management agreement) with a major Wall Street investment banking firm in July 1997. The Company settled the interest rate risk management agreement on November 9, 1998, by paying $15.6 million to the counterparty. The Company was unable to issue the unsecured notes contemplated by the interest rate risk management agreement, and accordingly, the cost associated with this settlement is reflected in the 1998 Statement of Operations.

The Company has no interest rate risk management agreements outstanding at December 31, 1998.

The Company has not obtained collateral or other security to support financial instruments. In the event of non-performance by the counterparty, the Company's credit loss on its derivative instruments is limited to the value of the derivative instruments that are favorable to the Company at December 31, 1998. However, such non-performance is not anticipated as the counterparties are highly rated, credit quality U.S. financial institutions.

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

All realized gains (losses) on sales of investments are distributed to shareholders if and when recognized for income tax purposes. Since 1980, gains aggregating approximately $82.6 million have been deferred for income tax purposes and are undistributed at December 31, 1998.

For income tax purposes, distributions paid to common shareholders consist of ordinary income, capital gains, return of capital or a combination thereof. For the three years ended December 31, 1998, distributions paid per common share were taxable as follows:

                                   1998              1997         1996
                                   ----              -----       ------

Ordinary income                 $ .913            $ .727         $ .638
Long-term capital gain            ---               .021           ---
Return of capital                 .127              .249           .307
                                 ------             ------       -------
                                $1.040            $ .997         $ .945
                                 ======             ======       =======


8. EMPLOYEE BENEFIT PLANS
Profit Sharing Plan
The United Dominion Realty Trust, Inc. Profit Sharing Plan (the "Profit Sharing Plan") is a defined contribution plan covering all eligible full-time employees. Under the Profit Sharing Plan, the Company makes discretionary profit sharing and matching contributions to the Profit Sharing Plan as determined by the Compensation Committee of the Board of Directors. Aggregate contributions, both matching and discretionary, which are included in the Company's consolidated statements of operations for the three years ended December 31, 1998, 1997 and 1996 were $550,000, $646,000 and $600,000, respectively.

Stock Option Plan
The Company's 1985 Share Option Plan, (the "Option Plan"), authorizes the grant of options, at the discretion of the Board of Directors, to certain officers, directors and key employees of the Company, for up to 10,000,000 shares of the Company's common stock which is limited to 8% of the number of shares of common stock issued and outstanding. The Option Plan generally provides, among other things, that options be granted at exercise prices equal to the market value of the shares on the date of grant. Shares under options which subsequently expire or are canceled are available for subsequent grant. For options granted prior to December 12, 1995, the optionee has up to five years from the date on which the options first become exercisable during which to exercise the options. For all options granted subsequent to December 12, 1995, the options have ten year terms and typically vest on December 31 of the year subsequent to grant. On December 8, 1998, the Company cancelled 1,047,165 options which were granted on December 9, 1997 at $14.25. The Company subsequently reissued these options on December 8, 1998 at the Company's then market price of $10.875.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 "Accounting for Stock Based Compensation" (SFAS No. 123), and has been determined as if the Company had accounted for its employee stock options under the fair value method of accounting as defined in SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996:
                                               1998       1997      1996
                                               ----       ----       ----
Risk free interest rate                        4.9%       4.8%       4.8%
Dividend yields                                6.6%       6.6%       6.6%
Volatility factor                             .150       .150       .150
Weighted average expected life (years)           9          9          9

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, consequently, the pro forma effect is not fully reflected until 1997. The Company's pro forma information is as follows: (in thousands, except per share amounts):
                                       1998              1997          1996
                                       ----              ----           ----
Net income available
     to common shareholders
                  As reported         $   48,739     $   52,804     $   28,278
                  Pro forma               47,841         52,221         27,961
Earnings per common share-diluted
                  As reported         $      .49     $      .60     $      .49
                  Pro forma                  .48            .60            .48

A summary of the Company's stock option activity during the three years ended December 31, 1998 is provided in the following table (in thousand of dollars, except per share amounts).




                                                                                                 Outstanding Options
                                                                               -----------------------------------------------------
                                          Shares Available                                     Weighted Average     Range of
                                          For Future Grant                     Options         Exercise Price    Exercise Prices
------------------------------------------------------------------------------------------------------------------------------------



Balance, December 31, 1995                      602,840                         1,490,636        $12.41          $    7.44-$14.63
Granted                                        (472,000)                          472,000         15.21               13.88-15.25
Exercised                                          --                            (148,220)        10.33                7.44-13.63
Forfeited                                        39,200                           (39,200)        14.17               13.13-14.63
Additional shares authorized                  1,800,000                             --              --                      --
                                              -----------------------------------------------------------------------------------

Balance, December 31, 1996                    1,970,040                         1,775,216         13.29                7.44-15.25
Granted                                      (1,841,000)                        1,841,000         14.34               13.50-15.38
Exercised                                          --                            (116,495)        11.18                7.44-14.63
Forfeited                                        51,000                           (51,000)        15.09               13.13-15.38
                                          ---------------------------------------------------------------------------------------
Balance, December 31, 1997                      180,040                         3,448,721         13.89               7.44- 15.38
Granted                                      (1,137,665)                        1,137,665         11.16               10.88-14.13
Exercised                                          --                             (73,490)        11.47                7.44-13.88
Forfeited                                     1,153,883                        (1,153,883)        14.28                7.44-15.38
Additional shares authorized (a)              4,735,858                              --             --                       --
                                          ---------------------------------------------------------------------------------------
Balance, December 31, 1998                    4,932,116                         3,359,013        $12.89           $ 7.44- $ 15.38
                                          =======================================================================================




(a) The number of shares of common stock issuable upon the exercise of options outstanding is limited to 8% of the number of shares of common stock issued and outstanding.

Exercisable at December 31,
    1996                       713,791           $11.94    $7.44-$15.25
    1997                       916,981            12.67     7.44-15.38
    1998                     1,691,863            13.79     7.44-15.38

The weighted average  remaining  contractual life on all options  outstanding is
7.6 years. Approximately 1,533,335 of share options had exercise prices between $14.13 and $15.38, approximately 1,781,454 had exercise prices between $10.88 and $13.94 and approximately 44,224 of share options had exercise prices between $7.44 and $9.19.

The weighted average fair value of options granted during 1998, 1997 and 1996 was $.66, $1.35 and $1.43, respectively.

9. SHAREHOLDERS' EQUITY
Preferred Stock Both Series A and Series B Preferred Stock have no stated par value, with a liquidation preference of $25 per share. With no voting rights and no stated maturity, the preferred stock in both series is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company. The Series A and Series B Preferred Stock are not redeemable prior to April 24, 2000 and May 29, 2007, respectively. On or after these dates, the Series A and Series B Preferred Stock may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price of $25 per share plus accrued and unpaid dividends. The redemption price is payable solely out of the proceeds of the sales proceeds of other capital stock of the Company. All dividends due and payable on the Series A and Series B Preferred Stock have been accrued or paid as of the end of each fiscal year.

On December 7, 1998, in connection with the AAC Merger, the Company issued eight million shares of newly created Series D Convertible Redeemable Preferred Stock (Series D), with a liquidation preference of $25 per share. The Series D has no voting rights, no stated maturity and is not subject to any sinking fund or mandatory redemption. Series D is convertible into 1.5385 shares of common stock at the option of the holder of Series D at any time at $16.25 per share. The Series D is not redeemable prior to December 7, 2003. On or after this date, the Company may, at its option, redeem at any time all or part of the Series D at a price per share of $25, payable in cash, plus all accrued and unpaid dividends, provided that the current market price of the common stock at least equals the conversion price, initially set at $16.25 per share. The redemption is payable solely out of the sale proceeds of other capital stock. In addition, the Company may not redeem in any consecutive 12 month period a number of shares of Series D having an aggregate liquidation preference of more than $100 million.

Officers' Stock Purchase and Loan Plan Under the Officer Stock Purchase and Loan Plan (the "Loan Plan"), certain officers have purchased common stock at the then current market price with financing provided by the Company at 7.5% interest only. Originally, the underlying notes began maturing in November 1998, however, the maturity date for the 194,000 shares maturing November 1998 was extended to November 2001. A total of 823,500 shares have been issued and 576,500 shares are available for future issuance under the Loan Plan.

Dividend Reinvestment and Stock Purchase Plan The Company's Dividend Reinvestment and Stock Purchase Plan (the "Stock Purchase Plan") allows common and preferred shareholders the opportunity to purchase, through reinvestment of cash dividends and optional cash constributions, additional shares of the Company's common stock. As of December 31, 1998, 6,740,120 shares of common stock had been issued under the Stock Purchase Plan. Shares in the amount of 7,259,880 were reserved for further issuance under the Stock Purchase Plan at December 31, 1998. During 1998, 2,824,627 shares were issued under the Stock Purchase Plan for a total market equity value of approximately $36.6 million.

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

10. COMMITMENTS AND CONTINGENCIES
Land and Other Leases
The Company is party to several ground leases relating to operating communities. In addition, the Company is party to various other operating leases related to the operation of its corporate and regional offices. Future minimum lease payments for noncancelable land and other leases at December 31, 1998 are as follows (in thousands):

1999                        $     2,129
2000                              1,336
2001                              1,233
2002                              1,227
2003                              1,180
Thereafter                       29,996
                             -----------
            Total           $    37,101
                             ===========


The Company incurred $1,614, $1,150, and $707, of rent expense for the years ended December 31, 1998, 1997 and 1996.

Contingencies
The Company is party to various legal actions which are incidental to its business. Management believes that these actions will not have a material adverse affect on the consolidated balance sheets and statements of operation.

Commitments
The Company is committed to completing its real estate currently under development which has an estimated cost to complete of $83.2 million at December 31, 1998.

11. UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA
Summarized consolidated quarterly financial data for the year ended December 31, 1998 is as follows (In thousands, except per share information):


                                                                              Three Months Ended
                                                           ------------------------------------------------------------
                                                            March 31(a)     June 30     September 30  December 31(a), (b)
                                                            ----------    ----------    ------------  ------------------

Rental income                                              $ 104,249      $ 118,176     $ 123,475     $ 132,818
Income before gains (losses) on sales  of investments,
     minority  interests and extraordinary item               17,578         15,387        13,872           502
Gains (losses) on the sales of investments                      (260)        20,721            13         6,198
Net income                                                    17,183         35,005        13,807         6,337
Distributions to preferred shareholders                        5,650          5,653         5,650         6,640
Net income (loss) available to common shareholders            11,533         29,352         8,157          (303)

Earnings per common share:
Basic                                                      $     .13      $     .29     $     .08     $    (.00)
Diluted                                                    $     .13      $     .29     $     .08     $    (.00)


Weighted average number of common shares
    outstanding-basic                                         90,867        101,562       103,104       103,467
Weighted average number of common shares
    outstanding-diluted                                       90,985        102,358       103,145       103,476



(a) The Company completed the acquisition of ASR Investments Corporation on March 27, 1998 and the acquisition of American Apartment Communities II on December 7, 1998.

(b) The fourth quarter of 1998 includes a $15.6 million charge associated with the termination of an interest rate risk management agreement.

Summarized consolidated quarterly financial data for the year ended December 31, 1997 is as follows (In thousands, except per share information):


                                                                            Three Months Ended
                                                          -------------------------------------------------------
                                                             March 31     June 30    September 30    December 31
                                                            ----------- ----------   ------------   -------------

Rental income                                             $  89,984     $  95,382     $  98,816     $ 102,490
Income before gains (losses) on sales of investments,
 minority interests and extraordinary item                   15,024        13,451        14,053        15,285
Gains (losses) on the sales of investments                    2,120         1,254         9,309           (19)
Net income                                                   17,113        14,677        23,309        15,050
Distributions to preferred shareholders                       2,428         3,611         5,653         5,653
Net income available to common shareholders                  14,685        11,066        17,656         9,397

Earnings per common share:
Basic                                                     $     .17     $     .13     $     .20     $     .11
Diluted                                                   $     .17     $     .13     $     .20     $     .11


Weighted average number of common shares
     outstanding-basic                                       85,046        86,877        87,853        88,756
Weighted average number of common shares
    outstanding -diluted                                     85,273        87,036        88,007        88,906


  SCHEDULE III.
  Summary of Real Estate Owned

                                                                                                                        Cost of
                                                                     Intitial  Costs                                 Improvements
                                                         ---------------------------------------     Total            Capitalized
                                                                 Land and       Building           Initials           Subsequent
                                                                  Land             and            Acquisition        to Acquisition
                                         Encumbrances         Improvements      Improvement          Costs        (Net of Disposals)
                                        ---------------------------------------------------------------------- ---------------------

  Apartments:
  Real estate held for investment
  Dallas, Texas
  Citiscape                                     b               2,092,387         7,532,613         9,625,000           293,033
  Preston Oaks                                  b               1,783,626         6,416,374         8,200,000           353,018
  Preston Trace                                                 2,195,500         8,304,500        10,500,000           427,246
  Rock Creek                                    c               4,076,680        15,823,320        19,900,000         1,677,201
  Windridge                                     b               3,414,311        14,027,310        17,441,621         1,915,476
  Autumnwood                                    c               2,412,180         8,687,820        11,100,000           650,093
  Cobblestone                                   c               2,925,372        10,527,738        13,453,110         1,187,891
  Pavillion                                     b               4,428,258        18,692,922        23,121,180           872,429
  Oak Park                                                      3,966,129        17,848,850        21,814,979         3,404,370
  Catalina                                      b               1,543,321         5,631,679         7,175,000           356,305
  Wimbledon Court                               c               1,809,183        10,930,306        12,739,489         2,009,275
  Southern Oaks                                                 1,565,000         5,335,000         6,900,000           451,052
  Hunters Ridge                                                 1,613,000         5,837,000         7,450,000           480,238
  Lakeridge                                     c               1,631,350         5,668,650         7,300,000           543,554
  Summergate                                    c               1,171,300         3,928,700         5,100,000           535,904
  Dove Park                                                     2,309,195         9,699,046        12,008,241           790,709
  Oak Forest                                                    5,630,740        19,961,055        25,591,795         1,181,665
  Oak Forest II/Dallas, TX                                              -         3,332,867         3,332,867         8,543,425
  Post Oak Ridge                                                3,726,795        13,563,181        17,289,976         2,593,852
  Kelly Crossing                                                2,496,701         9,156,355        11,653,056           847,386
  Parc Plaza                                                    1,683,531         5,279,123         6,962,654           901,066
  Summit Ridge                                  4,925,555       1,725,508         6,308,032         8,033,540         1,041,606
  Greenwood Creek                               4,993,022       1,958,378         8,551,018        10,509,396           330,832
  Highlands of Preston                          4,774,686       2,151,056         8,167,630        10,318,686           599,129
  Merit Place                                   7,416,554       3,121,153        12,071,435        15,192,588         1,667,007
  Park on Preston                               5,668,758       1,521,877         9,950,455        11,472,332           196,598
  Aspen Court                                   2,022,724         776,587         4,944,947         5,721,534           232,885
  Smith Summit                                  5,516,872       1,932,195         9,041,301        10,973,496           699,299
  Springfield                                   5,192,011       3,074,511         6,823,120         9,897,631           401,450


  Orlando, Florida
  Fisherman's Village                                           2,387,368         7,458,897         9,846,265         2,661,274
  Seabrook                                                      1,845,853         4,155,275         6,001,128         2,529,430
  Dover Village                                                 2,894,702         6,456,100         9,350,802         3,023,040
  Lakeside North                               12,440,000       1,532,700        11,076,062        12,608,762         3,086,935
  Regatta Shores                                                  757,008         6,607,367         7,364,375         2,176,134
  Alafaya Woods                                                 1,653,000         9,042,256        10,695,256         1,629,505
  Vinyards                                      9,080,000       1,840,230        11,571,625        13,411,855         2,367,182
  Andover Place                                13,560,000       3,692,187         7,756,919        11,449,106         2,574,008
  Los Altos                                                     2,803,805        12,348,464        15,152,269         2,071,136
  Lotus Landing                                                 2,184,723         8,638,664        10,823,387         1,483,462
  Seville on the Green                                          1,282,616         6,498,062         7,780,678         1,570,126
  Arbors at Lee Vista                                           3,975,679        16,920,454        20,896,133         1,166,563
  Heron Lake                                    6,549,795       1,446,553         9,287,878        10,734,431           239,004


  Raleigh, North Carolina
  Dominion on Spring Forest                                     1,257,500         8,586,255         9,843,755         2,658,993
  Dominion Park Green                                             500,000         4,321,872         4,821,872         1,151,529
  Dominion on Lake Lynn                                         1,723,363         5,303,760         7,027,123         1,998,600
  Dominion Courtney Place                                       1,114,600         5,119,259         6,233,859         2,568,045
  Dominion Walnut Ridge                                         1,791,215        11,968,852        13,760,067         1,845,863
  Dominion Walnut Creek                                         3,170,290        21,717,407        24,887,697         2,481,164
  Dominion Ramsgate                             d                 907,605         6,819,154         7,726,759           565,726
  Harbour Pointe                                                1,898,740         7,101,260         9,000,000           137,505
  Copper Mill                                                   1,548,280        16,066,720        17,615,000           772,401
  Trinity Park                                  9,132,143       4,579,648        17,575,712        22,155,360           695,680





                                                Gross Amount at Which
                                             Carried at Close of Period
                                          ------------------------------         Total
                                           Land and           Buildings          Carrying
                                              Land               and              Value          Accumulated     Date of
                                         Improvements    Improvements (i)          (a)           Depreciation  Construction
                                      ---------------------------------------------------  ------------------------------------

  Apartments:
  Real estate held for investment
  Dallas, Texas
  Citiscape                               2,162,504          7,755,529         9,918,033            584,774      1973
  Preston Oaks                            1,879,294          6,673,724         8,553,018            497,289      1980
  Preston Trace                           2,303,887          8,623,359        10,927,246            616,382      1984
  Rock Creek                              4,454,182         17,123,019        21,577,201          1,297,000      1974
  Windridge                               3,971,087         15,386,010        19,357,097          1,163,009      1980
  Autumnwood                              2,625,778          9,124,315        11,750,093            700,677      1984
  Cobblestone                             3,060,821         11,580,180        14,641,001            835,546      1984
  Pavillion                               4,576,772         19,416,837        23,993,609          1,302,289      1979
  Oak Park                                2,257,661         22,961,688        25,219,349          1,535,094      1982
  Catalina                                1,615,288          5,916,017         7,531,305            453,230      1982
  Wimbledon Court                         1,889,146         12,859,618        14,748,764            755,713      1983
  Southern Oaks                           1,593,240          5,757,812         7,351,052            469,256      1982
  Hunters Ridge                           1,786,871          6,143,367         7,930,238            502,247      1992
  Lakeridge                               1,754,334          6,089,219         7,843,553            489,394      1984
  Summergate                              1,364,304          4,271,600         5,635,904            320,733      1984
  Dove Park                               2,557,532         10,241,418        12,798,950            719,443      1984
  Oak Forest                              5,674,617         21,098,843        26,773,460          1,678,772      1996
  Oak Forest II/Dallas, TX                  606,365         11,269,927        11,876,292            803,552      1998
  Post Oak Ridge                          4,358,867         15,524,961        19,883,828          1,157,558      1983
  Kelly Crossing                          2,791,685          9,708,757        12,500,442            588,853      1984
  Parc Plaza                              1,864,220          5,999,500         7,863,720            323,701      1986
  Summit Ridge                            2,110,943          6,964,203         9,075,146            291,473      1983
  Greenwood Creek                         2,007,346          8,832,882        10,840,228            259,035      1984
  Highlands of Preston                    2,222,899          8,694,916        10,917,815            242,580      1985
  Merit Place                             3,276,257         13,583,338        16,859,595            375,279      1984
  Park on Preston                         1,572,297         10,096,633        11,668,930            287,753      1983
  Aspen Court                               843,321          5,111,098         5,954,419            144,617      1986
  Smith Summit                            2,261,908          9,410,887        11,672,795            261,913      1983
  Springfield                             3,180,328          7,118,753        10,299,081            214,697      1985


  Orlando, Florida
  Fisherman's Village                     3,057,520          9,450,019        12,507,539          1,351,487      1984
  Seabrook                                2,222,219          6,308,339         8,530,558          1,006,352      1984
  Dover Village                           3,351,532          9,022,310        12,373,842          2,341,719      1981
  Lakeside North                          2,209,769         13,485,928        15,695,697          2,568,868      1984
  Regatta Shores                          1,487,257          8,053,252         9,540,509          1,795,008      1988
  Alafaya Woods                           2,070,133         10,254,628        12,324,761          1,866,181    1988/90
  Vinyards                                2,351,199         13,427,838        15,779,037          2,375,293    1984/86
  Andover Place                           4,428,435          9,594,679        14,023,114          1,383,978    1987/88
  Los Altos                               3,256,262         13,967,144        17,223,406          1,219,123      1990
  Lotus Landing                           2,364,862          9,941,987        12,306,849            510,974      1985
  Seville on the Green                    1,430,736          7,920,068         9,350,804            369,368      1986
  Arbors at Lee Vista                     4,189,389         17,873,307        22,062,696            670,345      1991
  Heron Lake                              1,534,759          9,438,676        10,973,435            188,470      1989


  Raleigh, North Carolina
  Dominion on Spring Forest               1,542,668         10,960,080        12,502,748          3,765,984    1978/81
  Dominion Park Green                       674,640          5,298,761         5,973,401          1,706,827      1987
  Dominion on Lake Lynn                   2,156,066          6,869,657         9,025,723          1,807,699      1986
  Dominion Courtney Place                 1,377,228          7,424,676         8,801,904          1,513,094    1979/81
  Dominion Walnut Ridge                   2,085,931         13,519,999        15,605,930          2,496,621    1982/84
  Dominion Walnut Creek                   3,643,340         23,725,521        27,368,861          4,160,114    1985/86
  Dominion Ramsgate                         994,517          7,297,968         8,292,485            653,113      1988
  Harbour Pointe                          1,898,796          7,238,709         9,137,505            517,692      1984
  Copper Mill                             1,742,427         16,644,974        18,387,401          1,205,279      1997
  Trinity Park                            4,695,353         18,155,687        22,851,040          1,244,633      1987






                                                         Depreciable
                                                            Life of
                                            Date           Building
                                          Acquired         Component
                                     ------------------ -------------

  Apartments:
  Real estate held for investment
  Dallas, Texas
  Citiscape                              12/31/96            35 yrs.
  Preston Oaks                           12/31/96            35 yrs.
  Preston Trace                          12/31/96            35 yrs.
  Rock Creek                             12/31/96            35 yrs.
  Windridge                              12/31/96            35 yrs.
  Autumnwood                             12/31/96            35 yrs.
  Cobblestone                            12/31/96            35 yrs.
  Pavillion                              12/31/96            35 yrs.
  Oak Park                               12/31/96            35 yrs.
  Catalina                               12/31/96            35 yrs.
  Wimbledon Court                        12/31/96            35 yrs.
  Southern Oaks                          12/31/96            35 yrs.
  Hunters Ridge                          12/31/96            35 yrs.
  Lakeridge                              12/31/96            35 yrs.
  Summergate                             12/31/96            35 yrs.
  Dove Park                              12/31/96            35 yrs.
  Oak Forest                             12/31/96            35 yrs.
  Oak Forest II/Dallas, TX               01/31/98            35 yrs.
  Post Oak Ridge                         03/27/97            35 yrs.
  Kelly Crossing                         06/18/97            35 yrs.
  Parc Plaza                             10/30/97            35 yrs.
  Summit Ridge                            3/27/98            35 yrs.
  Greenwood Creek                         3/27/98            35 yrs.
  Highlands of Preston                    3/27/98            35 yrs.
  Merit Place                             3/27/98            35 yrs.
  Park on Preston                         3/27/98            35 yrs.
  Aspen Court                             3/27/98            35 yrs.
  Smith Summit                            3/27/98            35 yrs.
  Springfield                             3/27/98            35 yrs.


  Orlando, Florida
  Fisherman's Village                    12/29/95            35 yrs.
  Seabrook                               02/20/96            35 yrs.
  Dover Village                           3/31/93            35 yrs.
  Lakeside North                         04/14/94            35 yrs.
  Regatta Shores                         06/30/94            35 yrs.
  Alafaya Woods                          10/21/94            35 yrs.
  Vinyards                               10/31/94            35 yrs.
  Andover Place                           9/29/95            35 yrs.
  Los Altos                              10/31/96            35 yrs.
  Lotus Landing                          07/01/97            35 yrs.
  Seville on the Green                   10/21/97            35 yrs.
  Arbors at Lee Vista                    12/31/97            35 yrs.
  Heron Lake                              3/27/98            35 yrs.


  Raleigh, North Carolina
  Dominion on Spring Forest              05/21/91            35 yrs.
  Dominion Park Green                    09/27/91            35 yrs.
  Dominion on Lake Lynn                  12/01/92            35 yrs.
  Dominion Courtney Place                07/08/93            35 yrs.
  Dominion Walnut Ridge                  03/04/94            35 yrs.
  Dominion Walnut Creek                  05/17/94            35 yrs.
  Dominion Ramsgate                      08/15/96            35 yrs.
  Harbour Pointe                         12/31/96            35 yrs.
  Copper Mill                            12/31/96            35 yrs.
  Trinity Park                           02/28/97            35 yrs.


                                                                                                                        Cost of
                                                                     Intitial  Costs                                 Improvements
                                                         ---------------------------------------     Total            Capitalized
                                                                 Land and       Building           Initials           Subsequent
                                                                  Land             and            Acquisition        to Acquisition
                                         Encumbrances         Improvements      Improvement          Costs        (Net of Disposals)
                                        ---------------------------------------------------------------------- ---------------------


  Charlotte, North Carolina
  The Highlands                                         321,400              2,830,346             3,151,746              2,352,583
  Emerald Bay                                           626,070              4,722,862             5,348,932              2,559,463
  Dominion Peppertree                                 1,546,267              7,699,221             9,245,488              1,189,092
  Dominion Crown Point                  70,641        1,115,261              8,648,865             9,764,126              1,022,310
  Dominion Harris Pond               4,962,658          886,788              6,728,097             7,614,885              1,056,872
  Dominion Mallard Creek (A)         5,345,937          698,860              6,488,061             7,186,921                515,832
  Chateau Village                                     1,046,610              6,979,555             8,026,165              1,891,855
  Dominion at Sharon                d                   667,368              4,856,103             5,523,471                903,292
  Providence Court                                            -             22,047,803            22,047,803              8,957,196
  Stoney Pointe                     12,393,112        1,499,650             15,855,610            17,355,260                954,937


  Richmond, Virginia
  Dominion Olde West                                  1,965,097             12,203,965            14,169,062              3,372,637
  Dominion Creekwood                                          -                      -                     -                100,362
  Dominion Laurel Springs                               464,480              3,119,716             3,584,196              1,016,484
  Dominion English Hills                              1,979,174             11,524,313            13,503,487              4,878,966
  Dominion Gayton Crossing           3,027,211          825,760              5,147,968             5,973,728              6,248,180
  Dominion West End                                   2,059,252             15,049,088            17,108,340              2,182,406
  Courthouse Green                                      732,050              4,702,353             5,434,403              2,942,594
  Waterside at Ironbridge                6,874        1,843,819             13,238,590            15,082,409                465,623


  Houston, Texas
  Woodtrail                         b                 1,543,000              5,457,000             7,000,000              1,598,821
  Park Trails                       b                 1,144,750              4,105,250             5,250,000                235,290
  Green Oaks                                          5,313,920             19,626,181            24,940,101              1,801,513
  Seahawk                                             2,297,741              7,157,965             9,455,706              1,598,418
  Greenhouse Patio                  11,142,725        4,058,090             14,755,809            18,813,899              2,088,263
  Breakers                                            1,527,467              5,297,930             6,825,397                832,009
  Braesridge                         9,478,127        3,048,212             10,961,749            14,009,961                889,358
  Bammelwood                         2,914,992          929,601              3,330,352             4,259,953                207,914
  Camino Village                     8,550,559        3,604,483             11,592,432            15,196,915                806,930
  Briar Park                         1,463,642          329,002              2,742,196             3,071,198                 50,963
  Chelsea Park                       3,241,830        1,991,478              5,787,626             7,779,104                407,440
  Clear Lake Falls                   1,764,277        1,090,080              4,534,335             5,624,415                 43,878
  Country Club Place                 3,649,073          498,632              5,658,634             6,157,266                268,962
  Ivy Stone                          3,916,943        1,688,948              4,761,680             6,450,628                348,902
  London Park                        4,714,569        2,018,478              6,534,362             8,552,840                454,256
  Marymont                                            1,150,696              4,155,411             5,306,107                296,151
  Memorial Bend                      1,972,752          882,230              3,157,829             4,040,059                (37,095)
  Nantucket Square                   2,825,491        1,067,617              4,222,908             5,290,525                 45,805
  Prestonwood                        2,532,249          998,433              4,128,699             5,127,132                 70,540
  Riverway                           1,250,187          523,457              2,828,282             3,351,739                 23,632
  Riviera Pines                      3,420,047        1,413,851              5,578,207             6,992,058                 29,917
  The Gallery                        3,127,232          768,708              2,410,732             3,179,440                 19,822
  Timbercreek Landing                                 1,333,958              5,308,884             6,642,842                598,363


  Columbia, South Carolina
  Gable Hill                                            824,847              5,307,194             6,132,041              1,163,591
  Colonial Villa                                      1,014,181              5,100,269             6,114,450              1,898,967
  St. Andrews Commons                                 1,428,826              9,371,378            10,800,204              1,315,853
  Forestbrook                        5,000,000          395,516              2,902,040             3,297,556              1,693,495
  Crossroads                                          2,074,800             13,760,014            15,834,814              2,935,215
  The Park                                            1,004,072              5,558,436             6,562,508              1,881,195
  St. Andrews                                           976,192              6,884,502             7,860,694                938,009
  Waterford                                             957,980              6,947,939             7,905,919              1,071,145
  Hampton Greene                     7,183,907        1,363,046             10,118,453            11,481,499              1,177,708
  Rivergate                          9,454,788        1,122,500             12,055,625            13,178,125                889,548


                                               Gross Amount at Which
                                            Carried at Close of Period
                                         ------------------------------          Total
                                          Land and           Buildings          Carrying
                                             Land               and              Value          Accumulated        Date of
                                        Improvements       Improvements (i)       (a)          Depreciation     Construction
                                   -------------------------------------------------------------------------------------------------


  Charlotte, North Carolina
  The Highlands                                  629,591         4,874,738         5,504,329       2,930,714         1970
  Emerald Bay                                  1,171,772         6,736,623         7,908,395       3,084,174         1972
  Dominion Peppertree                          1,830,202         8,604,378        10,434,580       1,875,697         1987
  Dominion Crown Point                         1,316,111         9,470,325        10,786,436       1,730,037         1987
  Dominion Harris Pond                         1,199,843         7,471,914         8,671,757       1,265,039         1987
  Dominion Mallard Creek (A)                     775,856         6,926,897         7,702,753       1,141,100         1989
  Chateau Village                              1,407,248         8,510,771         9,918,019         888,350         1974
  Dominion at Sharon                             897,820         5,528,943         6,426,763         520,656         1984
  Providence Court                             7,332,921        23,672,078        31,004,999       1,607,404         1997
  Stoney Pointe                                1,722,292        16,587,905        18,310,197       1,184,108         1991


  Richmond, Virginia
  Dominion Olde West                           2,376,176        15,165,523        17,541,699       6,372,898     1978/82/85/87
  Dominion Creekwood                              17,786            82,576           100,362           5,114         1984
  Dominion Laurel Springs                        617,439         3,983,241         4,600,680       1,343,137         1972
  Dominion English Hills                       2,579,333        15,803,120        18,382,453       5,055,054       1969/76
  Dominion Gayton Crossing                     1,125,116        11,096,792        12,221,908       1,768,866         1973
  Dominion West End                            2,460,328        16,830,418        19,290,746       1,936,326         1989
  Courthouse Green                             1,068,765         7,308,232         8,376,997       3,399,361       1974/78
  Waterside at Ironbridge                      1,960,369        13,587,663        15,548,032         630,628         1987


  Houston, Texas
  Woodtrail                                    1,653,334         6,945,487         8,598,821         608,145         1978
  Park Trails                                  1,145,558         4,339,732         5,485,290         363,216         1983
  Green Oaks                                   5,724,396        21,017,218        26,741,614       1,237,112         1985
  Seahawk                                      2,665,473         8,388,651        11,054,124         539,300         1984
  Greenhouse Patio                             4,011,815        16,890,347        20,902,162         759,509         1985
  Breakers                                     1,689,613         5,967,793         7,657,406         320,120         1985
  Braesridge                                   3,098,893        11,800,426        14,899,319         594,692         1982
  Bammelwood                                     946,970         3,520,897         4,467,867         198,498         1980
  Camino Village                               3,614,087        12,389,758        16,003,845         748,207         1979
  Briar Park                                     332,107         2,790,054         3,122,161          77,096         1987
  Chelsea Park                                 2,027,451         6,159,093         8,186,544         180,100         1983
  Clear Lake Falls                             1,095,021         4,573,272         5,668,293         123,003         1980
  Country Club Place                             564,173         5,862,055         6,426,228         167,766         1985
  Ivy Stone                                    1,813,711         4,985,819         6,799,530         172,079         1983
  London Park                                  2,151,877         6,855,219         9,007,096         210,184         1983
  Marymont                                     1,150,696         4,451,562         5,602,258         128,040         1983
  Memorial Bend                                  883,645         3,119,319         4,002,964          98,900         1967
  Nantucket Square                             1,068,145         4,268,185         5,336,330         116,824         1983
  Prestonwood                                  1,003,137         4,194,535         5,197,672         124,329         1978
  Riverway                                       523,457         2,851,914         3,375,371          95,032         1985
  Riviera Pines                                1,415,859         5,606,116         7,021,975         167,615         1979
  The Gallery                                    770,447         2,428,815         3,199,262          77,014         1968
  Timbercreek Landing                          1,447,042         5,794,163         7,241,205         168,809         1984


  Columbia, South Carolina
  Gable Hill                                   1,135,416         6,160,216         7,295,632       2,153,319         1985
  Colonial Villa                               1,481,347         6,532,070         8,013,417       1,723,195         1974
  St. Andrews Commons                          1,773,706        10,342,351        12,116,057       2,436,770         1986
  Forestbrook                                    626,697         4,364,354         4,991,051       1,246,558         1974
  Crossroads                                   2,559,396        16,210,633        18,770,029       2,838,789       1977/84
  The Park                                     1,415,284         7,028,419         8,443,703       1,295,885       1975/77
  St. Andrews                                  1,188,669         7,610,034         8,798,703       1,330,794         1972
  Waterford                                    1,226,683         7,750,381         8,977,064       1,480,926         1985
  Hampton Greene                               1,833,229        10,825,978        12,659,207       1,791,543         1990
  Rivergate                                    1,352,160        12,715,513        14,067,673       1,142,450         1989





                                                     Depreciable
                                                      Life of
                                           Date       Building
                                         Acquired     Component
                                --------------------------------


  Charlotte, North Carolina
  The Highlands                          01/17/84       35 yrs.
  Emerald Bay                            02/06/90       35 yrs.
  Dominion Peppertree                    12/14/93       35 yrs.
  Dominion Crown Point                   07/01/94       35 yrs.
  Dominion Harris Pond                   07/01/94       35 yrs.
  Dominion Mallard Creek (A)             08/16/94       35 yrs.
  Chateau Village                        08/15/96       35 yrs.
  Dominion at Sharon                     08/15/96       35 yrs.
  Providence Court                       09/30/97       35 yrs.
  Stoney Pointe                          02/28/97       35 yrs.


  Richmond, Virginia
  Dominion Olde West                     12/31/84       35 yrs.
  Dominion Creekwood                     08/27/91       35 yrs.
  Dominion Laurel Springs                09/06/91       35 yrs.
  Dominion English Hills                 12/06/91       35 yrs.
  Dominion Gayton Crossing               09/28/95       35 yrs.
  Dominion West End                      12/28/95       35 yrs.
  Courthouse Green                       12/31/84       35 yrs.
  Waterside at Ironbridge                09/30/97       35 yrs.


  Houston, Texas
  Woodtrail                              12/31/96       35 yrs.
  Park Trails                            12/31/96       35 yrs.
  Green Oaks                             06/25/97       35 yrs.
  Seahawk                                05/08/97       35 yrs.
  Greenhouse Patio                       09/26/97       35 yrs.
  Breakers                               09/26/97       35 yrs.
  Braesridge                             09/26/97       35 yrs.
  Bammelwood                             10/30/97       35 yrs.
  Camino Village                         11/20/97       35 yrs.
  Briar Park                             3/27/98        35 yrs.
  Chelsea Park                           3/27/98        35 yrs.
  Clear Lake Falls                       3/27/98        35 yrs.
  Country Club Place                     3/27/98        35 yrs.
  Ivy Stone                              3/27/98        35 yrs.
  London Park                            3/27/98        35 yrs.
  Marymont                               3/27/98        35 yrs.
  Memorial Bend                          3/27/98        35 yrs.
  Nantucket Square                       3/27/98        35 yrs.
  Prestonwood                            3/27/98        35 yrs.
  Riverway                               3/27/98        35 yrs.
  Riviera Pines                          3/27/98        35 yrs.
  The Gallery                            3/27/98        35 yrs.
  Timbercreek Landing                    3/27/98        35 yrs.


  Columbia, South Carolina
  Gable Hill                             12/04/89       35 yrs.
  Colonial Villa                         09/16/92       35 yrs.
  St. Andrews Commons                    05/20/93       35 yrs.
  Forestbrook                            07/01/93       35 yrs.
  Crossroads                             07/01/94       35 yrs.
  The Park                               07/01/94       35 yrs.
  St. Andrews                            07/01/94       35 yrs.
  Waterford                              07/01/94       35 yrs.
  Hampton Greene                         08/19/94       35 yrs.
  Rivergate                              08/15/96       35 yrs.


                                                                                                                        Cost of
                                                                     Intitial  Costs                                 Improvements
                                                         ---------------------------------------     Total            Capitalized
                                                                 Land and       Building           Initials           Subsequent
                                                                  Land             and            Acquisition        to Acquisition
                                         Encumbrances         Improvements      Improvement          Costs        (Net of Disposals)
                                        ---------------------------------------------------------------------- ---------------------



  Tampa, Florida
  Bay Cove                                                    2,928,847          6,578,257          9,507,104         2,304,898
  Summit West                                                 2,176,500          4,709,970          6,886,470         1,937,832
  Pinebrook                                                   1,780,375          2,458,172          4,238,547         2,689,874
  Village at Old Tampa Bay                                    1,750,320         10,756,337         12,506,657         1,844,632
  Lakewood Place                                              1,395,051         10,647,377         12,042,428           936,027
  Hunters Ridge                                               2,461,548         10,942,434         13,403,982         1,185,735
  Bay Meadow                                7,855,253         2,892,526          9,253,525         12,146,051         2,258,216
  Cambridge                                                   1,790,804          7,166,329          8,957,133         1,061,448
  Orange Oaks                                                 1,361,553          6,541,980          7,903,533         1,008,878
  Parker's Landing                         33,211,758        10,178,355         38,584,669         48,763,024                 -
  Sugar Mill Creek                         e                  2,241,880          8,252,520         10,494,400                 -


  Greensboro, North Carolina
  Beechwood                                                   1,409,377          6,086,677          7,496,054           823,687
  Steeplechase                                                3,208,108         11,513,978         14,722,086        11,949,577
  Northwinds                               d                  1,557,654         11,735,787         13,293,441           804,111
  Lake Brandt                                                 1,546,950         13,489,466         15,036,416           572,667
  Deep River Pointe                                           1,670,648         11,140,329         12,810,977           258,714


  Eastern North Carolina
  Colony Village                                                346,330          3,036,956          3,383,286         1,768,928
  Brynn Marr                                                    432,974          3,821,508          4,254,482         2,247,425
  Liberty Crossing                            869,731           840,000          3,873,139          4,713,139         2,453,104
  Bramblewood                                                   401,538          3,150,912          3,552,450         1,277,629
  Cape Harbor                               9,257,264         1,891,671         18,113,109         20,004,780           786,419
  Mill Creek                                                    597,248          4,489,398          5,086,646         1,679,481
  Mill Creek II/Wilmington, NC                                  807,250                  -            807,250        11,138,762
  The Creek                                                     417,500          2,506,206          2,923,706         1,372,412
  Forest Hills                                                1,028,000          5,420,478          6,448,478         1,625,769
  Clear Run                                                     874,830          8,740,602          9,615,432         5,000,303
  Crosswinds                                                  1,096,196         18,230,236         19,326,432           722,601


  San Antonio, Texas
  Promontory Pointe                                           7,548,219         28,051,781         35,600,000         1,419,789
  Bluffs                                   b                  1,901,146          6,898,854          8,800,000         1,115,367
  Ashley Oaks                              c                  4,590,782         16,809,218         21,400,000           217,320
  Sunflower                                                   2,209,000          7,891,000         10,100,000           367,744
  Carmel                                    4,087,024           875,417          6,709,349          7,584,766           778,025
  Cimarron City                             3,158,544           487,906          4,284,793          4,772,699           441,320
  Kenton                                    7,469,865         2,344,962          8,817,376         11,162,338         1,026,816
  Peppermill                                4,459,272           773,405          6,873,146          7,646,551           786,793
  Villages of Thousand Oaks                 8,923,129         3,201,039          9,919,680         13,120,719         1,636,801
  Audubon                                   4,641,035           771,037          5,873,917          6,644,954         1,445,307
  Grand Cypress                             5,870,421           749,341          8,609,353          9,358,694           777,896
  Inn At Los Patios                                           3,005,300         11,544,700         14,550,000        (1,537,310)










                                                     Gross Amount at Which
                                                  Carried at Close of Period
                                               ------------------------------          Total
                                                Land and           Buildings          Carrying
                                                   Land               and              Value          Accumulated        Date of
                                              Improvements       Improvements (i)       (a)          Depreciation     Construction
                                        --------------------------------------------------------------------------------------------



  Tampa, Florida
  Bay Cove                                   3,257,053          8,554,949             11,812,002         2,314,008         1972
  Summit West                                2,446,995          6,377,307              8,824,302         1,758,153         1972
  Pinebrook                                  2,022,578          4,905,843              6,928,421         1,462,590         1977
  Village at Old Tampa Bay                   2,108,454         12,242,835             14,351,289         2,605,702         1986
  Lakewood Place                             1,565,662         11,412,793             12,978,455         2,108,171         1986
  Hunters Ridge                              2,915,105         11,674,612             14,589,717         1,694,918         1992
  Bay Meadow                                 3,415,436         10,988,831             14,404,267           909,254         1985
  Cambridge                                  2,049,576          7,969,005             10,018,581           480,927         1985
  Orange Oaks                                1,529,357          7,383,054              8,912,411           414,613         1986
  Parker's Landing                          10,178,355         38,584,669             48,763,024            87,684         1991
  Sugar Mill Creek                           2,241,880          8,252,520             10,494,400            18,816         1988


  Greensboro, North Carolina
  Beechwood                                  1,599,720          6,720,021              8,319,741         1,397,580         1985
  Steeplechase                               3,730,687         22,940,976             26,671,663         1,296,142       1990/97
  Northwinds                                 1,725,289         12,372,263             14,097,552           755,072       1989/97
  Lake Brandt                                1,742,758         13,866,325             15,609,083         1,208,681         1995
  Deep River Pointe                          1,752,525         11,317,166             13,069,691           554,003         1997


  Eastern North Carolina
  Colony Village                               543,318          4,608,896              5,152,214         2,355,236       1972/74
  Brynn Marr                                   714,169          5,787,738              6,501,907         2,753,746       1973/77
  Liberty Crossing                           1,362,097          5,804,146              7,166,243         2,464,291       1972/74
  Bramblewood                                  551,414          4,278,665              4,830,079         2,274,746       1980/82
  Cape Harbor                                2,214,575         18,576,624             20,791,199         1,658,467         1996
  Mill Creek                                   822,733          5,943,393              6,766,126         1,671,542         1986
  Mill Creek II/Wilmington, NC               1,654,093         10,291,919             11,946,012                 -         1998
  The Creek                                    485,163          3,810,955              4,296,118         1,210,607         1973
  Forest Hills                               1,165,162          6,909,085              8,074,247         1,754,109       1964/69
  Clear Run                                  1,230,647         13,385,088             14,615,735         2,013,480       1987/89
  Crosswinds                                 1,179,387         18,869,646             20,049,033         1,358,307         1990


  San Antonio, Texas
  Promontory Pointe                          7,749,116         29,270,673             37,019,789         2,206,529         1997
  Bluffs                                     2,034,223          7,881,144              9,915,367           678,287         1978
  Ashley Oaks                                4,631,887         16,985,433             21,617,320         1,190,444         1993
  Sunflower                                  2,299,470          8,168,274             10,467,744           624,998         1980
  Carmel                                       878,986          7,483,805              8,362,791           208,163         1986
  Cimarron City                                518,973          4,695,046              5,214,019           133,162         1983
  Kenton                                     2,384,911          9,804,243             12,189,154           274,164         1983
  Peppermill                                   780,771          7,652,573              8,433,344           220,604         1984
  Villages of Thousand Oaks                  3,457,982         11,299,539             14,757,521           357,774         1984
  Audubon                                      841,343          7,248,917              8,090,260           213,945         1985
  Grand Cypress                                760,798          9,375,792             10,136,590           252,007         1995
  Inn At Los Patios                          3,005,300         10,007,390             13,012,690           153,450         1990






                                                            Depreciable
                                                              Life of
                                                  Date       Building
                                         n      Acquired     Component
                                        ----------------------------------



  Tampa, Florida
  Bay Cove                                       12/16/92     35 yrs.
  Summit West                                    12/16/92     35 yrs.
  Pinebrook                                      09/28/93     35 yrs.
  Village at Old Tampa Bay                       12/08/93     35 yrs.
  Lakewood Place                                 03/10/94     35 yrs.
  Hunters Ridge                                  06/30/95     35 yrs.
  Bay Meadow                                     12/09/96     35 yrs.
  Cambridge                                      06/06/97     35 yrs.
  Orange Oaks                                    07/01/97     35 yrs.
  Parker's Landing                               12/7/98      35 yrs.
  Sugar Mill Creek                               12/7/98      35 yrs.


  Greensboro, North Carolina
  Beechwood                                      12/22/93     35 yrs.
  Steeplechase                                   03/07/96     35 yrs.
  Northwinds                                     08/15/96     35 yrs.
  Lake Brandt                                    08/15/96     35 yrs.
  Deep River Pointe                              10/01/97     35 yrs.


  Eastern North Carolina
  Colony Village                                 12/31/84     35 yrs.
  Brynn Marr                                     12/31/84     35 yrs.
  Liberty Crossing                               11/30/90     35 yrs.
  Bramblewood                                    12/31/84     35 yrs.
  Cape Harbor                                    08/15/96     35 yrs.
  Mill Creek                                     09/30/91     35 yrs.
  Mill Creek II/Wilmington, NC                                35 yrs.
  The Creek                                      06/30/92     35 yrs.
  Forest Hills                                   06/30/92     35 yrs.
  Clear Run                                      07/22/94     35 yrs.
  Crosswinds                                     02/28/97     35 yrs.


  San Antonio, Texas
  Promontory Pointe                              12/31/96     35 yrs.
  Bluffs                                         12/31/96     35 yrs.
  Ashley Oaks                                    12/31/96     35 yrs.
  Sunflower                                      12/31/96     35 yrs.
  Carmel                                         4/16/98      35 yrs.
  Cimarron City                                  4/16/98      35 yrs.
  Kenton                                         4/16/98      35 yrs.
  Peppermill                                     4/16/98      35 yrs.
  Villages of Thousand Oaks                      4/16/98      35 yrs.
  Audubon                                        4/16/98      35 yrs.
  Grand Cypress                                  4/16/98      35 yrs.
  Inn At Los Patios                              8/15/98      35 yrs.


                                      F-28

                                                                                                                        Cost of
                                                                     Intitial  Costs                                 Improvements
                                                         ---------------------------------------     Total            Capitalized
                                                                 Land and       Building           Initials           Subsequent
                                                                  Land             and            Acquisition        to Acquisition
                                         Encumbrances         Improvements      Improvement          Costs        (Net of Disposals)
                                        ---------------------------------------------------------------------- ---------------------



  Nashville, Tennessee
  2131 Apartments                                             869,860         9,155,185            10,025,045          3,413,587
  The Lakes                                                 1,285,657         5,980,197             7,265,854          1,131,216
  Harbour Town                                                572,567         3,522,092             4,094,659            891,015
  Legacy Hill                                5,080,972      1,147,660         5,867,567             7,015,227          2,569,984
  Hickory Run                                               1,468,727        11,583,786            13,052,513          1,200,687
  Brookridge                                                  707,508         5,461,251             6,168,759            916,879
  Club at Hickory Hollow                                    2,139,774        15,231,201            17,370,975          1,552,323
  Breckenridge                                                766,428         7,713,862             8,480,290            521,768
  Williamsburg                                              1,376,190        10,931,309            12,307,499            819,399



  Baltimore, Maryland
  Gatewater Landing                                         2,078,422         6,084,526             8,162,948          1,025,553
  Dominion Kings Place                       4,795,000      1,564,942         7,006,574             8,571,516            700,588
  Dominion at Eden Brook                     8,185,000      2,361,167         9,384,171            11,745,338            995,646
  Dominion Great Oaks                                       2,919,481         9,099,691            12,019,172          2,410,980
  Dominion Constant Friendship                                903,122         4,668,956             5,572,078            623,209


  Atlanta, Georgia
  Stanford Village                                            884,500         2,807,839             3,692,339          1,016,626
  Griffin Crossing                                          1,509,633         7,544,018             9,053,651          1,103,728
  Gwinnett Square                                           1,924,325         7,376,454             9,300,779          1,255,281
  Dunwoody Pointe                            5,783,881      2,763,324         6,902,996             9,666,320          4,119,690
  Riverwood                                  5,309,328      2,985,599        11,087,903            14,073,502          2,866,910
  Lake of the Woods                                           835,352         8,388,258             9,223,610            846,137
  Waterford Place                                           1,579,478        10,302,679            11,882,157             94,149


  Miami/Fort Lauderdale, Florida
  Copperfield                                               4,424,128        20,428,969            24,853,097          1,476,079
  Mediterranean Village                                     2,064,788        11,939,113            14,003,901          1,233,880
  Cleary Court                                              2,399,848         7,913,450            10,313,298          1,389,858
  University Club                                           1,390,220         6,992,620             8,382,840          1,342,786
  Polo Chase                                                3,675,276        13,801,853            17,477,129                  -


  Washington D.C.
  Dominion Middle Ridge/Woodbridge                          3,311,468        13,283,047            16,594,515            772,923
  Dominion Lake Ridge/Woodbridge                            2,366,061         8,386,439            10,752,500            665,608
  Knolls at Newgate/Fairfax                                 1,725,725         3,530,134             5,255,859          1,467,169


  Hampton Roads, Virginia
  Forest Lakes at Oyster Point                                780,117         8,861,878             9,641,995          1,558,191
  Woodscape                                                   798,700         7,209,525             8,008,225          2,670,385
  Eastwind                                                    155,000         5,316,738             5,471,738          1,944,651
  Kings Arms                                                1,823,983         4,106,710             5,930,693          1,060,252
  Heather Lake                                                616,800         3,400,672             4,017,472          2,796,641
  York Pointe                                               1,088,887         8,581,771             9,670,658            515,331


  Jacksonville, Florida
  Greentree Place                           12,455,000      1,634,330        11,226,990            12,861,320          3,316,528
  Westland Park                                             1,834,535        14,864,742            16,699,277          3,189,368
  The Antlers                                               4,034,039        11,192,842            15,226,881          4,619,321





                                                  Gross Amount at Which
                                               Carried at Close of Period
                                            ------------------------------          Total
                                             Land and           Buildings          Carrying
                                                Land               and              Value          Accumulated        Date of
                                           Improvements       Improvements (i)       (a)          Depreciation     Construction
                                      ----------------------------------------------------------------------------------------------



  Nashville, Tennessee
  2131 Apartments                           1,190,094         12,248,538          13,438,632         2,768,622         1972
  The Lakes                                 1,461,651          6,935,419           8,397,070         1,661,764         1986
  Harbour Town                                721,324          4,264,350           4,985,674           944,649         1974
  Legacy Hill                               1,416,362          8,168,849           9,585,211         1,122,442         1977
  Hickory Run                               1,621,766         12,631,434          14,253,200         1,479,324         1989
  Brookridge                                  909,717          6,175,921           7,085,638           779,067         1986
  Club at Hickory Hollow                    2,645,694         16,277,604          18,923,298         1,246,401         1987
  Breckenridge                                924,092          8,077,966           9,002,058           598,483         1986
  Williamsburg                              1,436,225         11,690,672          13,126,897           457,939         1986



  Baltimore, Maryland
  Gatewater Landing                         2,166,411          7,022,090           9,188,501         1,797,148         1970
  Dominion Kings Place                      1,645,423          7,626,681           9,272,104         1,688,397         1983
  Dominion at Eden Brook                    2,462,172         10,278,813          12,740,985         2,312,986         1984
  Dominion Great Oaks                       3,241,013         11,189,139          14,430,152         2,255,101         1974
  Dominion Constant Friendship              1,038,234          5,157,053           6,195,287           734,120         1990


  Atlanta, Georgia
  Stanford Village                          1,156,761          3,552,204           4,708,965         1,551,738         1985
  Griffin Crossing                          1,671,386          8,485,993          10,157,379         1,573,554       1987/89
  Gwinnett Square                           2,110,130          8,445,930          10,556,060         1,194,754         1985
  Dunwoody Pointe                           3,265,954         10,520,056          13,786,010         1,439,655         1980
  Riverwood                                 3,321,388         13,619,024          16,940,412         1,509,651         1980
  Lake of the Woods                         1,064,519          9,005,229          10,069,748           842,622         1989
  Waterford Place                           1,612,011         10,364,295          11,976,306           270,375         1985


  Miami/Fort Lauderdale, Florida
  Copperfield                               4,955,878         21,373,298          26,329,176         3,045,731         1991
  Mediterranean Village                     2,262,087         12,975,694          15,237,781         2,011,391         1989
  Cleary Court                              2,613,237          9,089,919          11,703,156         1,398,251       1984/85
  University Club                           1,757,874          7,967,752           9,725,626           991,011         1988
  Polo Chase                                3,675,276         13,801,853          17,477,129            31,352         1991


  Washington D.C.
  Dominion Middle Ridge/Woodbridge          3,408,199         13,959,239          17,367,438         1,292,977         1990
  Dominion Lake Ridge/Woodbridge            2,489,682          8,928,426          11,418,108         1,026,435         1987
  Knolls at Newgate/Fairfax                 1,844,394          4,878,634           6,723,028         1,020,075         1972


  Hampton Roads, Virginia
  Forest Lakes at Oyster Point              1,144,089         10,056,096          11,200,185         1,410,934         1986
  Woodscape                                 1,060,243          9,618,367          10,678,610         4,025,551       1974/76
  Eastwind                                    349,983          7,066,406           7,416,389         2,986,791         1970
  Kings Arms                                2,010,103          4,980,842           6,990,945           526,341         1966
  Heather Lake                                954,979          5,859,134           6,814,113         3,899,340       1972/74
  York Pointe                               1,251,487          8,934,502          10,185,989           349,065         1987


  Jacksonville, Florida
  Greentree Place                           2,245,862         13,931,986          16,177,848         2,451,035         1986
  Westland Park                             2,567,434         17,321,210          19,888,644         1,891,845         1990
  The Antlers                               4,757,500         15,088,701          19,846,201         1,829,629         1985






                                                             Depreciable
                                                              Life of
                                                   Date       Building
                                                  Acquired    Component
                                       ---------------------------------



  Nashville, Tennessee
  2131 Apartments                               12/16/92       35 yrs.
  The Lakes                                     09/15/93       35 yrs.
  Harbour Town                                  12/10/93       35 yrs.
  Legacy Hill                                   11/06/95       35 yrs.
  Hickory Run                                   12/29/95       35 yrs.
  Brookridge                                    03/28/96       35 yrs.
  Club at Hickory Hollow                        02/21/97       35 yrs.
  Breckenridge                                  03/27/97       35 yrs.
  Williamsburg                                  5/20/98        35 yrs.



  Baltimore, Maryland
  Gatewater Landing                             12/16/92       35 yrs.
  Dominion Kings Place                          12/29/92       35 yrs.
  Dominion at Eden Brook                        12/29/92       35 yrs.
  Dominion Great Oaks                           07/01/94       35 yrs.
  Dominion Constant Friendship                  05/04/95       35 yrs.


  Atlanta, Georgia
  Stanford Village                              09/26/89       35 yrs.
  Griffin Crossing                              06/08/94       35 yrs.
  Gwinnett Square                               03/29/95       35 yrs.
  Dunwoody Pointe                               10/24/95       35 yrs.
  Riverwood                                     06/26/96       35 yrs.
  Lake of the Woods                             08/15/96       35 yrs.
  Waterford Place                               04/15/98       35 yrs.


  Miami/Fort Lauderdale, Florida
  Copperfield                                   09/21/94       35 yrs.
  Mediterranean Village                         09/30/94       35 yrs.
  Cleary Court                                  11/30/94       35 yrs.
  University Club                               09/26/95       35 yrs.
  Polo Chase                                    12/7/98        35 yrs.


  Washington D.C.
  Dominion Middle Ridge/Woodbridge              06/25/96       35 yrs.
  Dominion Lake Ridge/Woodbridge                02/23/96       35 yrs.
  Knolls at Newgate/Fairfax                     07/01/94       35 yrs.


  Hampton Roads, Virginia
  Forest Lakes at Oyster Point                  08/15/95       35 yrs.
  Woodscape                                     12/29/87       35 yrs.
  Eastwind                                      04/04/88       35 yrs.
  Kings Arms                                    08/15/96       35 yrs.
  Heather Lake                                  03/01/80       35 yrs.
  York Pointe                                   12/23/97       35 yrs.


  Jacksonville, Florida
  Greentree Place                                07/22/94       35 yrs.
  Westland Park                                  05/09/96       35 yrs.
  The Antlers                                    05/28/96       35 yrs.

                                      F-29

                                                                                                                        Cost of
                                                                     Intitial  Costs                                 Improvements
                                                         ---------------------------------------     Total            Capitalized
                                                                 Land and       Building           Initials           Subsequent
                                                                  Land             and            Acquisition        to Acquisition
                                         Encumbrances         Improvements      Improvement          Costs        (Net of Disposals)
                                        ---------------------------------------------------------------------- ---------------------
  Greenville, South Carolina
  Key Pines                                                        601,693         3,773,304        4,374,997         1,877,702
  Riverwind                                                        802,484         6,386,212        7,188,696           842,648
  The Landing                                                      685,000         5,640,176        6,325,176         1,852,861
  Overlook                                                         824,600         5,098,194        5,922,794         2,835,133
  Stonesthrow                                                    1,557,015        16,334,483       17,891,498           946,578



  Phoenix, Arizona
  Greenway Park                            c                     1,622,700         6,170,800        7,793,500         2,682,360
  Vista Point                              b                     1,587,400         5,612,600        7,200,000         1,076,149
  Sierra Palms                                                   4,638,950        17,361,050       22,000,000           163,100
  Northpark Village                            36,957            1,519,314        13,536,707       15,056,021           818,456
  Contempo Heights                          3,887,969              735,036         7,639,875        8,374,911           287,769
  Finisterra                                                     1,273,798        26,392,207       27,666,005            87,620
  La Privada                               16,005,613            7,303,161        18,507,617       25,810,778           530,259
  Rancho Mirage                                                  3,757,224        34,780,779       38,538,003           710,794
  Woodland Park                                                  3,016,907         6,706,473        9,723,380          (210,136)


  Tucson, Arizona
  Casa Del Norte                            1,410,911              319,181         1,980,628        2,299,809            18,496
  Desert Springs                            4,728,191            1,118,402         6,186,758        7,305,160           154,363
  Landmark                                  3,120,868              460,791         3,980,299        4,441,090           132,988
  Park Terrace                              2,768,268              530,136         3,590,288        4,120,424            38,971
  Posada Del Rio                                                   843,748         3,742,175        4,585,923           269,539
  South Point                               1,909,114              447,370         2,479,069        2,926,439            47,593


  Eastern Shore Maryland
  Brittingham Square                                               650,143         4,962,246        5,612,389           537,805
  Greens at Schumaker Pond                                         709,559         6,117,582        6,827,141           786,483
  Greens at Cross Court                                          1,182,414         4,544,012        5,726,426           792,429
  Greens at Hilton Run                                           2,754,447        10,482,579       13,237,026         1,026,716


  Fayetteville, North Carolina
  Cumberland Trace                                                 632,281         7,895,674        8,527,955           430,321
  Village At Cliffdale                     10,259,673              941,284        15,498,216       16,439,500           942,148
  Morganton Place                           8,193,194              819,090        13,217,086       14,036,176           523,433


  Memphis, Tennessee
  Briar Club                                                     1,214,400         6,928,959        8,143,359         1,765,174
  Hunters Trace                             5,715,000              888,440         6,676,552        7,564,992         1,234,099
  Hickory Pointe                                                 1,074,424         6,052,020        7,126,444         1,399,445
  Cinnamon Trails                                                1,886,632         7,644,522        9,531,154          (529,642)
  The Trails                               27,696,865           10,387,416        34,394,843       44,782,259         1,948,511
  Dogwood Creek                            10,000,000            2,771,868        15,673,846       18,445,714           397,714


  Columbus, Ohio
  Sycamore Ridge                           14,008,386            4,067,900        15,433,285       19,501,185           580,955
  Heritage Green                                                 2,990,199        11,391,797       14,381,996           275,495
  Govenour's Square                        20,972,590            7,512,513        27,695,050       35,207,563                 -
  Grandview Terrace                                                511,610         1,923,940        2,435,550                 -
  Hickory Creek                            g                     3,421,413        12,539,402       15,960,815                 -
  The Tivoli                                                       653,372         2,398,488        3,051,860                 -



                                                  Gross Amount at Which
                                               Carried at Close of Period
                                            ------------------------------          Total
                                             Land and           Buildings          Carrying
                                                Land               and              Value          Accumulated        Date of
                                     )     Improvements       Improvements (i)       (a)          Depreciation     Construction
                                     -----------------------------------------------------------------------------------------------
  Greenville, South Carolina
  Key Pines                                 715,531              5,537,168          6,252,699      1,683,686         1974
  Riverwind                                 953,688              7,077,656          8,031,344      1,498,576         1987
  The Landing                             1,018,551              7,159,486          8,178,037      1,306,801         1976
  Overlook                                1,327,738              7,430,189          8,757,927      1,520,361         1976
  Stonesthrow                             1,705,535             17,132,541         18,838,076      1,534,995         1993



  Phoenix, Arizona
  Greenway Park                           1,794,474              8,681,386         10,475,860        492,378         1986
  Vista Point                             1,656,868              6,619,281          8,276,149        472,090         1986
  Sierra Palms                            4,666,075             17,497,025         22,163,100      1,262,425         1996
  Northpark Village                       1,755,745             14,118,732         15,874,477        503,184         1983
  Contempo Heights                          786,471              7,876,209          8,662,680        223,595         1978
  Finisterra                              1,281,243             26,472,382         27,753,625        699,060         1997
  La Privada                              7,483,518             18,857,519         26,341,037        508,599         1987
  Rancho Mirage                           3,889,108             35,359,688         39,248,796        860,128         1984
  Woodland Park                           3,021,817              6,491,427          9,513,244        172,615         1979


  Tucson, Arizona
  Casa Del Norte                            325,937              1,992,368          2,318,305         62,032         1984
  Desert Springs                          1,118,946              6,340,577          7,459,523        187,196         1985
  Landmark                                  471,887              4,102,191          4,574,078        127,103         1986
  Park Terrace                              532,907              3,626,488          4,159,395        117,849         1986
  Posada Del Rio                            929,027              3,926,435          4,855,462        121,384         1980
  South Point                               457,330              2,516,702          2,974,032         86,023         1984


  Eastern Shore Maryland
  Brittingham Square                        775,922              5,374,272          6,150,194        751,840         1991
  Greens at Schumaker Pond                  853,788              6,759,836          7,613,624        927,317         1988
  Greens at Cross Court                   1,362,894              5,155,961          6,518,855        781,560         1987
  Greens at Hilton Run                    3,041,042             11,222,700         14,263,742      1,553,356         1988


  Fayetteville, North Carolina
  Cumberland Trace                          663,198              8,295,078          8,958,276        756,005         1973
  Village At Cliffdale                    1,107,855             16,273,794         17,381,649      1,374,710         1992
  Morganton Place                           886,825             13,672,784         14,559,609      1,124,625         1994


  Memphis, Tennessee
  Briar Club                              1,490,502              8,418,031          9,908,533      1,569,826         1987
  Hunters Trace                           1,125,488              7,673,603          8,799,091      1,360,476         1986
  Hickory Pointe                          1,560,332              6,965,557          8,525,889      1,214,489         1985
  Cinnamon Trails                         1,967,974              7,033,538          9,001,512        281,464         1989
  The Trails                             10,852,433             35,878,337         46,730,770      1,300,464         1990
  Dogwood Creek                           2,796,344             16,047,084         18,843,428        533,684         1997


  Columbus, Ohio
  Sycamore Ridge                          4,101,080             15,981,060         20,082,140        262,645         1997
  Heritage Green                          3,030,466             11,627,025         14,657,491        253,770         1998
  Govenour's Square                       7,512,513             27,695,050         35,207,563         62,695         1967
  Grandview Terrace                         511,610              1,923,940          2,435,550          4,329         1974
  Hickory Creek                           3,421,413             12,539,402         15,960,815         28,105         1988
  The Tivoli                                653,372              2,398,488          3,051,860          5,365         1967






                                                               Depreciable
                                                                 Life of
                                                     Date       Building
                                                   Acquired     Component
                                     -------------------------------------
  Greenville, South Carolina
  Key Pines                                        09/25/92         35 yrs.
  Riverwind                                        12/31/93         35 yrs.
  The Landing                                      07/01/94         35 yrs.
  Overlook                                         07/01/94         35 yrs.
  Stonesthrow                                      08/15/96         35 yrs.



  Phoenix, Arizona
  Greenway Park                                    12/31/96         35 yrs.
  Vista Point                                      12/31/96         35 yrs.
  Sierra Palms                                     12/31/96         35 yrs.
  Northpark Village                                03/27/98         35 yrs.
  Contempo Heights                                 03/27/98         35 yrs.
  Finisterra                                       03/27/98         35 yrs.
  La Privada                                       03/27/98         35 yrs.
  Rancho Mirage                                    05/28/98         35 yrs.
  Woodland Park                                    06/09/98         35 yrs.


  Tucson, Arizona
  Casa Del Norte                                   3/27/98          35 yrs.
  Desert Springs                                   3/27/98          35 yrs.
  Landmark                                         3/27/98          35 yrs.
  Park Terrace                                     3/27/98          35 yrs.
  Posada Del Rio                                   3/27/98          35 yrs.
  South Point                                      3/27/98          35 yrs.


  Eastern Shore Maryland
  Brittingham Square                               05/04/95         35 yrs.
  Greens at Schumaker Pond                         05/04/95         35 yrs.
  Greens at Cross Court                            05/04/95         35 yrs.
  Greens at Hilton Run                             05/04/95         35 yrs.


  Fayetteville, North Carolina
  Cumberland Trace                                 08/15/96         35 yrs.
  Village At Cliffdale                             08/15/96         35 yrs.
  Morganton Place                                  08/15/96         35 yrs.


  Memphis, Tennessee
  Briar Club                                       10/14/94         35 yrs.
  Hunters Trace                                    10/14/94         35 yrs.
  Hickory Pointe                                   02/10/95         35 yrs.
  Cinnamon Trails                                   1/9/98          35 yrs.
  The Trails                                        1/9/98          35 yrs.
  Dogwood Creek                                     2/6/98          35 yrs.


  Columbus, Ohio                                   3/27/98          35 yrs.
  Sycamore Ridge                                    7/2/98          35 yrs.
  Heritage Green                                    7/2/98          35 yrs.
  Govenour's Square                                12/7/98          35 yrs.
  Grandview Terrace                                12/7/98          35 yrs.
  Hickory Creek                                    12/7/98          35 yrs.
  The Tivoli                                       12/7/98          35 yrs.


                                                                                                                        Cost of
                                                                     Intitial  Costs                                 Improvements
                                                         ---------------------------------------     Total            Capitalized
                                                                 Land and       Building           Initials           Subsequent
                                                                  Land             and            Acquisition        to Acquisition
                                         Encumbrances         Improvements     Improvement           Costs        (Net of Disposals)
                                        ---------------------------------------------------------------------- ---------------------

  Austin, Texas
  Pecan Grove                              b                     1,406,750      5,293,250         6,700,000                156,669
  Anderson Mill                                                  3,134,669     11,170,376        14,305,045              2,152,805



  Albuquerque, New Mexico
  Alvarado                                 b                     1,930,229      5,969,771         7,900,000                297,767
  Dorado Heights                           5,345,522             1,567,762      6,555,395         8,123,157                155,175
  Villa Serena                             2,749,125               512,421      3,403,906         3,916,327                 37,545
  Whispering Sands                         5,609,631               865,633      7,725,456         8,591,089                 80,378


  East Lansing, Michigan
  2900 Place                               g                     1,818,957      6,593,327         8,412,284                      -
  Brandywine Creek                         e                     4,665,991     16,736,466        21,402,457                      -
  Lakewood                                 e                     1,113,126      3,877,503         4,990,629                      -
  Nemoke Trail                             e                     3,430,631     12,322,526        15,753,157                      -


  Detroit, Michigan
  American Heritage                        e                     1,021,412      3,608,146         4,629,558                      -
  Ashton Pines                             g                     1,822,351      6,513,902         8,336,253                      -
  Kings Gate                               e                     1,180,664      4,328,504         5,509,168                      -
  Lancaster Lakes                          e                     4,237,887     15,412,797        19,650,684                      -


  Other Midwest
  Washington Park/Centerville, Ohio                              2,011,520      7,565,279         9,576,799                765,800
  Fountainhead/Dayton, Ohio                                        390,542      1,420,166         1,810,708                      -
  Jamestown of St.Matthews/
    St. Matthews, Kentucky                                       3,865,596     14,422,383        18,287,979                      -
  Jamestown of Toledo/Toledo, Ohio                               1,800,271      6,453,585         8,253,856                      -
  Sunset Village/Flint, Michigan            -                      796,994      2,829,226         3,626,220                      -


  Other Florida
  Brantley Pines/Ft. Myers                                       1,892,888      8,247,621        10,140,509              4,619,987
  Santa Barbara Landing/Naples                                   1,134,120      8,019,814         9,153,934              1,439,501
  Mallards of Wedgewood/Lakeland                                   959,284      6,864,666         7,823,950              1,506,236
  The Groves/Daytona Beach                                         789,953      4,767,055         5,557,008              1,563,944
  Lakeside/Daytona Beach                                         2,404,305      6,420,160         8,824,465              1,084,294
  Mallards of Brandywine/Deland                                    765,949      5,407,683         6,173,632                927,687
  Lake Washington Downs/Melbourne                                1,434,450      4,940,166         6,374,616              1,739,542


  Seattle, Washington
  Arbor Terrace I                           4,568,671              831,068      6,834,471         7,665,539                 91,196
  Arbor Terrace II                          3,116,814              622,274      5,160,501         5,782,775                 56,047
  Aspen Creek                               7,052,655            1,177,714      9,115,789        10,293,503                 88,508
  Crown Point                               4,958,705            2,486,252      9,437,256        11,923,508                      -
  Hill Top                                  4,670,040            2,173,969      8,307,628        10,481,597                      -


  Indianapolis, Indiana
  Cold Springs Manor                       e                       599,646      2,074,834         2,674,480                      -
  International Village                    e                     3,934,102     13,778,908        17,713,010                      -
  Regency Park South                       g                     2,643,025      9,632,098        12,275,123                      -


  Denver, Colorado
  Greensview                               g                     2,974,024     11,029,598        14,003,622                      -
  Mountain View                            g                     6,401,851     23,789,403        30,191,254                      -


                                                  Gross Amount at Which
                                               Carried at Close of Period
                                            ------------------------------          Total
                                             Land and           Buildings          Carrying
                                                Land               and              Value          Accumulated        Date of
                                           Improvements       Improvements (i)       (a)          Depreciation     Construction
                                       ---------------------------------------------------------------------------------------------

  Austin, Texas
  Pecan Grove                             1,440,733              5,415,936          6,856,669           347,068         1984
  Anderson Mill                           3,437,730             13,020,120         16,457,850         1,333,117         1984



  Albuquerque, New Mexico
  Alvarado                                1,961,453              6,236,314          8,197,767           494,554         1984
  Dorado Heights                          1,615,674              6,662,658          8,278,332           189,464         1986
  Villa Serena                              513,602              3,440,270          3,953,872            97,695         1986
  Whispering Sands                          869,838              7,801,629          8,671,467           217,575         1986


  East Lansing, Michigan
  2900 Place                              1,818,957              6,593,327          8,412,284            14,791         1966
  Brandywine Creek                        4,665,991             16,736,466         21,402,457            37,986         1974
  Lakewood                                1,113,126              3,877,503          4,990,629             8,666         1974
  Nemoke Trail                            3,430,631             12,322,526         15,753,157            27,831         1978


  Detroit, Michigan
  American Heritage                       1,021,412              3,608,146          4,629,558             8,088         1968
  Ashton Pines                            1,822,351              6,513,902          8,336,253            14,755         1987
  Kings Gate                              1,180,664              4,328,504          5,509,168             9,803         1973
  Lancaster Lakes                         4,237,887             15,412,797         19,650,684            35,510         1988


  Other Midwest
  Washington Park/Centerville, Ohio       2,050,015              8,292,584         10,342,599           149,955         1998
  Fountainhead/Dayton, Ohio                 390,542              1,420,166          1,810,708             3,028         1966
  Jamestown of St. Matthews/
    St. Matthews, Kentucky                3,865,596             14,422,383         18,287,979            32,917         1968
  Jamestown of Toledo/Toledo, Ohio        1,800,271              6,453,585          8,253,856            14,540         1965
  Sunset Village/Flint, Michigan            796,994              2,829,226          3,626,220             6,072         1940


  Other Florida
  Brantley Pines/Ft. Myers                 801,116             13,959,380         14,760,496         1,839,427         1986
  Santa Barbara Landing/Naples            1,674,582              8,918,853         10,593,435         1,655,803         1987
  Mallards of Wedgewood/Lakeland          1,240,264              8,089,921          9,330,185         1,222,376         1985
  The Groves/Daytona Beach                1,413,329              5,707,623          7,120,952           840,751         1989
  Lakeside/Daytona Beach                  2,602,581              7,306,178          9,908,759           408,287         1985
  Mallards of Brandywine/Deland             974,487              6,126,832          7,101,319           359,393         1985
  Lake Washington Downs/Melbourne         1,725,169              6,388,989          8,114,158         1,571,641         1984


  Seattle, Washington
  Arbor Terrace I                           832,888              6,923,847          7,756,735           194,030         1996
  Arbor Terrace II                          623,750              5,215,072          5,838,822           151,046         1996
  Aspen Creek                             1,251,783              9,130,228         10,382,011                 -         1996
  Crown Point                             2,486,252              9,437,256         11,923,508            21,676         1987
  Hill Top                                2,173,969              8,307,628         10,481,597            19,032         1985


  Indianapolis, Indiana
  Cold Springs Manor                        599,646              2,074,834          2,674,480             4,512         1963
  International Village                   3,934,102             13,778,908         17,713,010            30,968         1968
  Regency Park South                      2,643,025              9,632,098         12,275,123            21,739         1968


  Denver, Colorado
  Greensview                              2,974,024             11,029,598         14,003,622            24,956         1987
  Mountain View                           6,401,851             23,789,403         30,191,254            54,260         1973






                                                            Depreciable
                                                             Life of
                                                  Date       Building
                                                Acquired     Component
                                      ---------------------------------

  Austin, Texas
  Pecan Grove                                12/31/96       35 yrs.
  Anderson Mill                              03/27/97       35 yrs.



  Albuquerque, New Mexico
  Alvarado                                   12/31/96       35 yrs.
  Dorado Heights                             03/27/98       35 yrs.
  Villa Serena                               03/27/98       35 yrs.
  Whispering Sands                           03/27/98       35 yrs.


  East Lansing, Michigan
  2900 Place                                 12/07/98       35 yrs.
  Brandywine Creek                           12/07/98       35 yrs.
  Lakewood                                   12/07/98       35 yrs.
  Nemoke Trail                               12/07/98       35 yrs.


  Detroit, Michigan
  American Heritage                          12/07/98       35 yrs.
  Ashton Pines                               12/07/98       35 yrs.
  Kings Gate                                 12/07/98       35 yrs.
  Lancaster Lakes                            12/07/98       35 yrs.


  Other Midwest
  Washington Park/Centerville, Ohio          12/07/98       35 yrs.
  Fountainhead/Dayton, Ohio                  12/07/98       35 yrs.
  Jamestown of St. Matthews/
   St. Matthews, Kentucky                    12/07/98       35 yrs.
  Jamestown of Toledo/Toledo, Ohio           12/07/98       35 yrs.
  Sunset Village/Flint, Michigan             12/07/98       35 yrs.


  Other Florida
  Brantley Pines/Ft. Myers                   08/11/94       35 yrs.
  Santa Barbara Landing/Naples               09/01/94       35 yrs.
  Mallards of Wedgewood/Lakeland             07/27/95       35 yrs.
  The Groves/Daytona Beach                   12/13/95       35 yrs.
  Lakeside/Daytona Beach                     07/01/97       35 yrs.
  Mallards of Brandywine/Deland              07/01/97       35 yrs.
  Lake Washington Downs/Melbourne            09/24/93       35 yrs.


  Seattle, Washington
  Arbor Terrace I                            3/27/98        35 yrs.
  Arbor Terrace II                           3/27/98        35 yrs.
  Aspen Creek                                12/7/98        35 yrs.
  Crown Point                                12/7/98        35 yrs.
  Hill Top                                   12/7/98        35 yrs.


  Indianapolis, Indiana
  Cold Springs Manor                         12/7/98        35 yrs.
  International Village                      12/7/98        35 yrs.
  Regency Park South                         12/7/98        35 yrs.


  Denver, Colorado
  Greensview                                 12/7/98        35 yrs.
  Mountain View                              12/7/98        35 yrs.

                                      F-31

                                                                                                                        Cost of
                                                                     Intitial  Costs                                 Improvements
                                                         ---------------------------------------     Total            Capitalized
                                                                 Land and       Building           Initials           Subsequent
                                                                  Land             and            Acquisition        to Acquisition
                                         Encumbrances         Improvements      Improvement          Costs        (Net of Disposals)
                                        ---------------------------------------------------------------------- ---------------------

  Portland, Oregon
  Lancaster Commons                         e                     2,485,291       9,301,165        11,786,456                      -
  Tualatin Heights                          e                     3,272,585      12,134,089        15,406,674                      -
  University Park                            7,345,000            3,007,202      11,691,307        14,698,509                      -
  Double Tree                                5,400,078            3,878,138      13,973,051        17,851,189                      -


  Los Angeles, California
  Pine Avenue                                6,141,240            2,158,423       8,387,744        10,546,167                      -
  The Grand Resort                                                8,884,151      33,956,606        42,840,757                      -


  Sacramento, California
  Foothills Tennis Village                  e                     3,617,507      13,192,028        16,809,535                      -
  Woodlake Village                          17,126,871            6,772,438      23,966,750        30,739,188                      -


  San Francisco, California
  2000 Post Street                          26,850,000            9,860,627      38,577,506        48,438,133                      -
  Birch Creek                                1,668,896            4,365,315      16,645,509        21,010,824                      -
  Highlands of Marin                        20,800,000            5,995,838      23,168,350        29,164,188                      -
  Marina Playa                              20,766,883            6,224,383      23,916,283        30,140,666                      -


  Monterey Peninsula, California
  Boronda Manor                             f                     1,946,423       6,981,742         8,928,165                      -
  Garden Court                              h                       888,038       3,187,950         4,075,988                      -
  Glenridge                                 h                       415,284       1,552,934         1,968,218                      -
  Harding Park Townhomes                    f                       549,393       2,051,322         2,600,715                      -
  Heather Plaza                             f                     2,020,384       7,226,038         9,246,422                      -
  Laurel Tree                               f                     1,303,902       4,615,356         5,919,258                      -
  New San Pablo                             h                       289,468       1,020,473         1,309,941                      -
  Pine Grove                                f                     1,383,161       5,283,993         6,667,154                      -
  San Pablo                                 h                       804,394       3,094,626         3,899,020                      -
  Santanna                                  h                       957,079       3,526,117         4,483,196                      -
  The Capri                                 f                     1,018,493       3,657,274         4,675,767                      -
  The Claremont                             h                       463,143       1,637,120         2,100,263                      -
  The Pointe At Harden Ranch                f                     6,388,446      23,853,534        30,241,980                      -
  The Pointe At Northridge                  f                     2,043,736       7,528,443         9,572,179                      -
  The Pointe At Westlake                    f                     1,329,064       4,834,004         6,163,068                      -
  Valli Hi                                  h                       881,376       3,237,805         4,119,181                      -


  Other California
  Silk Oak/Fresno                           g                     2,324,562       7,566,446         9,891,008                      -
  Windward Point/Chula Vista                g                     1,767,970       6,617,879         8,385,849                      -


  Other Virginia
  Greens at Falls Run/Fredericksburg                              2,730,722       5,300,203         8,030,925                752,246
  Manor at England Run/Fredericksburg                             1,168,810       7,006,464         8,175,274             13,113,435
  Laurel Ridge/Roanoke                           2,830,000          445,400       2,531,357         2,976,757              1,482,339
  Greens at Hollymead/Charlottesville                               965,114       5,250,374         6,215,488                562,402
  Craig Manor/Salem                                                 282,200       2,419,570         2,701,770                949,636
  Northview/Salem                                                   171,600       1,238,501         1,410,101                823,888


  Other Georgia
  Royal Oaks/Savannah                            6,178,829          533,100       9,926,017        10,459,117              1,667,483
  River Place/Macon                                               1,097,280       7,492,385         8,589,665              1,684,859




                                                    Gross Amount at Which
                                                 Carried at Close of Period
                                              ------------------------------          Total
                                               Land and           Buildings          Carrying
                                                  Land               and              Value          Accumulated        Date of
                                             Improvements       Improvements (i)       (a)          Depreciation     Construction
                                        --------------------------------------------------------------------------------------------

  Portland, Oregon
  Lancaster Commons                            2,485,291           9,301,165       11,786,456             21,046         1992
  Tualatin Heights                             3,272,585          12,134,089       15,406,674             27,836         1989
  University Park                              3,007,202          11,691,307       14,698,509             27,345         1987
  Double Tree                                  3,878,138          13,973,051       17,851,189             31,820         1988


  Los Angeles, California
  Pine Avenue                                  2,158,423           8,387,744       10,546,167             19,350         1987
  The Grand Resort                             8,884,151          33,956,606       42,840,757             76,300         1971


  Sacramento, California
  Foothills Tennis Village                     3,617,507          13,192,028       16,809,535             30,333         1988
  Woodlake Village                             6,772,438          23,966,750       30,739,188             54,502         1979


  San Francisco, California
  2000 Post Street                             9,860,627          38,577,506       48,438,133             90,657         1987
  Birch Creek                                  4,365,315          16,645,509       21,010,824             38,909         1968
  Highlands of Marin                           5,995,838          23,168,350       29,164,188             54,230         1991
  Marina Playa                                 6,224,383          23,916,283       30,140,666             55,851         1971


  Monterey Peninsula, California
  Boronda Manor                                1,946,423           6,981,742        8,928,165             15,810         1979
  Garden Court                                   888,038           3,187,950        4,075,988              7,166         1973
  Glenridge                                      415,284           1,552,934        1,968,218              3,540         1989
  Harding Park Townhomes                         549,393           2,051,322        2,600,715              4,743         1984
  Heather Plaza                                2,020,384           7,226,038        9,246,422             16,348         1974
  Laurel Tree                                  1,303,902           4,615,356        5,919,258             10,348         1977
  New San Pablo                                  289,468           1,020,473        1,309,941              2,304         1973
  Pine Grove                                   1,383,161           5,283,993        6,667,154             12,188         1963
  San Pablo                                      804,394           3,094,626        3,899,020              7,019         1963
  Santanna                                       957,079           3,526,117        4,483,196              8,077         1989
  The Capri                                    1,018,493           3,657,274        4,675,767                826         1973
  The Claremont                                  463,143           1,637,120        2,100,263              3,694         1973
  The Pointe At Harden Ranch                   6,388,446          23,853,534       30,241,980             55,046         1986
  The Pointe At Northridge                     2,043,736           7,528,443        9,572,179             17,186         1979
  The Pointe At Westlake                       1,329,064           4,834,004        6,163,068             10,963         1975
  Valli Hi                                       881,376           3,237,805        4,119,181              7,410         1965


  Other California
  Silk Oak/Fresno                              2,324,562           7,566,446        9,891,008             16,648         1985
  Windward Point/Chula Vista                   1,767,970           6,617,879        8,385,849             15,311         1983


  Other Virginia
  Greens at Falls Run/Fredericksburg           2,872,643           5,910,528        8,783,171            834,669         1989
  Manor at England Run/Fredericksburg          2,794,777          18,493,932       21,288,709          1,448,501         1990
  Laurel Ridge/Roanoke                           665,161           3,793,935        4,459,096          1,874,928       1970/72
  Greens at Hollymead/Charlottesville          1,048,258           5,729,632        6,777,890            779,314         1990
  Craig Manor/Salem                              364,351           3,287,055        3,651,406          1,412,021         1975
  Northview/Salem                                241,143           1,992,846        2,233,989          1,316,170         1969


  Other Georgia
  Royal Oaks/Savannah                            935,619          11,190,981       12,126,600          1,937,253         1980
  River Place/Macon                            1,689,302           8,585,222       10,274,524          1,831,308         1988









                                                               Depreciable
                                                                Life of
                                       f             Date       Building
                                       ion         Acquired     Component
                                       -----------------------------------

  Portland, Oregon
  Lancaster Commons                                12/8/98        35 yrs.
  Tualatin Heights                                 12/8/98        35 yrs.
  University Park                                  3/27/98        35 yrs.
  Double Tree                                      3/27/98        35 yrs.


  Los Angeles, California
  Pine Avenue                                        12/7/98      35 yrs.
  The Grand Resort                                   12/7/98      35 yrs.


  Sacramento, California
  Foothills Tennis Village                           12/7/98      35 yrs.
  Woodlake Village                                   12/7/98      35 yrs.


  San Francisco, California
  2000 Post Street                                   12/7/98      35 yrs.
  Birch Creek                                        12/7/98      35 yrs.
  Highlands of Marin                                 12/7/98      35 yrs.
  Marina Playa                                       12/7/98      35 yrs.


  Monterey Peninsula, California
  Boronda Manor                                      12/7/98      35 yrs.
  Garden Court                                       12/7/98      35 yrs.
  Glenridge                                          12/7/98      35 yrs.
  Harding Park Townhomes                             12/7/98      35 yrs.
  Heather Plaza                                      12/7/98      35 yrs.
  Laurel Tree                                        12/7/98      35 yrs.
  New San Pablo                                      12/7/98      35 yrs.
  Pine Grove                                         12/7/98      35 yrs.
  San Pablo                                          12/7/98      35 yrs.
  Santanna                                           12/7/98      35 yrs.
  The Capri                                          12/7/98      35 yrs.
  The Claremont                                      12/7/98      35 yrs.
  The Pointe At Harden Ranch                         12/7/98      35 yrs.
  The Pointe At Northridge                           12/7/98      35 yrs.
  The Pointe At Westlake                             12/7/98      35 yrs.
  Valli Hi                                           12/7/98      35 yrs.


  Other California
  Silk Oak/Fresno                                    12/7/98      35 yrs.
  Windward Point/Chula Vista                         12/7/98      35 yrs.


  Other Virginia
  Greens at Falls Run/Fredericksburg                 05/04/95     35 yrs.
  Manor at England Run/Fredericksburg                05/04/95     35 yrs.
  Laurel Ridge/Roanoke                               05/17/88     35 yrs.
  Greens at Hollymead/Charlottesville                05/04/95     35 yrs.
  Craig Manor/Salem                                  11/06/87     35 yrs.
  Northview/Salem                                    09/29/78     35 yrs.


  Other Georgia
  Royal Oaks/Savannah                                07/01/94     35 yrs.
  River Place/Macon                                  04/08/94     35 yrs.

                                      F-32

                                                                                                                        Cost of
                                                                     Intitial  Costs                                 Improvements
                                                         ---------------------------------------     Total            Capitalized
                                                                 Land and       Building           Initials           Subsequent
                                                                  Land             and            Acquisition        to Acquisition
                                         Encumbrances         Improvements      Improvement          Costs        (Net of Disposals)
                                        ---------------------------------------------------------------------- ---------------------


  Little Rock, Arkansas
  Turtle Creek                                                 1,913,177         7,086,823          9,000,000           652,892
  Shadow Lake                                                  2,523,670         8,976,330         11,500,000           743,946


  Las Vegas, Nevada
  Sunset Pointe                                                4,295,050        15,704,950         20,000,000           549,273


  Dover, Delaware
  Dover Country Club                                           2,007,878         6,365,053          8,372,931         2,260,287
  Greens at Cedar Chase                                        1,528,667         4,830,738          6,359,405           677,819


  Other Washington
  Campus Commons North/Pullman                7,027,934          305,143         9,867,157         10,172,300           287,619
  On The Boulevard/Kennewick                                   1,164,652         9,547,299         10,711,951            18,507
  Campus Commons South/Pullman                2,674,005          838,324         3,005,784          3,844,108           229,249


  Alabama
  Three Fountains/Montgomery                                   1,075,009         6,872,302          7,947,311         3,263,986


  Other North Carolina
  Woodberry/Asheville                        d                   388,699         6,380,899          6,769,598           858,015


  Other South Carolina
  Somerset/Charleston                                            485,160         4,072,780          4,557,940         1,530,833



                                        ============================================================================================
                                          $ 629,688,918    $ 589,223,859   $ 2,702,702,804     $3,291,926,663     $ 351,318,208
                                        ============================================================================================



                                                  Gross Amount at Which
                                               Carried at Close of Period
                                            ------------------------------          Total
                                             Land and           Buildings          Carrying
                                                Land               and              Value          Accumulated        Date of
                                           Improvements       Improvements (i)       (a)          Depreciation     Construction
                                      ----------------------------------------------------------------------------------------------


  Little Rock, Arkansas
  Turtle Creek                                2,150,367            7,502,525        9,652,892           564,049         1985
  Shadow Lake                                 2,672,445            9,571,501       12,243,946           722,571         1984


  Las Vegas, Nevada
  Sunset Pointe                               4,435,225           16,114,048       20,549,273         1,137,800         1990


  Dover, Delaware
  Dover Country Club                          2,355,591            8,277,627       10,633,218         1,583,479         1970
  Greens at Cedar Chase                       1,709,779            5,327,445        7,037,224           780,941         1988


  Other Washington
  Campus Commons North/Pullman                  328,060           10,131,859       10,459,919           286,517         1972
  On The Boulevard/Kenniwick                  1,166,044            9,564,414       10,730,458           255,088         1995
  Campus Commons South/Pullman                  886,377            3,186,980        4,073,357            93,617         1972


  Alabama
  Three Fountains/Montgomery                  1,263,205            9,948,092       11,211,297         1,798,645         1973


  Other North Carolina
  Woodberry/Asheville                           521,039            7,106,574        7,627,613           663,418         1987


  Other South Carolina
  Somerset/Charleston                           692,721            5,396,052        6,088,773           994,586         1979



                                      ==============================================================================
                                          $ 647,327,889      $ 2,995,916,977  $ 3,643,244,866     $ 280,663,279
                                      ==============================================================================






                                                          Depreciable
                                                           Life of
                                                Date       Building
                                             Acquired     Component
                                   ----------------------------------


  Little Rock, Arkansas
  Turtle Creek                                12/31/96      35 yrs.
  Shadow Lake                                 12/31/96      35 yrs.


  Las Vegas, Nevada
  Sunset Pointe                               12/31/96      35 yrs.


  Dover, Delaware
  Dover Country Club                          07/01/94      35 yrs.
  Greens at Cedar Chase                       05/04/95      35 yrs.


  Other Washington
  Campus Commons North/Pullman                3/27/98       35 yrs.
  On The Boulevard/Kenniwick                  3/27/98       35 yrs.
  Campus Commons South/Pullman                3/27/98       35 yrs.


  Alabama
  Three Fountains/Montgomery                  07/01/94      35 yrs.


  Other North Carolina
  Woodberry/Asheville                         08/15/96      35 yrs.


  Other South Carolina
  Somerset/Charleston                         07/01/94      35 yrs.


                                                                                                                        Cost of
                                                                     Intitial  Costs                                 Improvements
                                                         ---------------------------------------     Total            Capitalized
                                                                 Land and       Building           Initials           Subsequent
                                                                  Land             and            Acquisition        to Acquisition
                                         Encumbrances         Improvements      Improvement          Costs        (Net of Disposals)
                                        ---------------------------------------------------------------------- ---------------------
  Real estate held for disposition
  Apartments
  Heritage Trace/Hampton Roads, VA                3,900,000          880,000      2,312,285         3,192,285         1,879,478
  Twin Coves/Baltimore, MD                        3,615,000          912,771      2,904,304         3,817,075           835,231
  Cedar Point/Raleigh, NC                                             75,400      4,514,435         4,589,835         3,306,726
  Cinnamon Ridge/Raleigh, NC                      7,000,000          967,230      3,337,197         4,304,427         4,841,777
  Plum Chase/Columbia, SC                         7,000,000          802,750      3,149,607         3,952,357         5,542,032
  Hunting Ridge/Greenville, SC                    3,265,000          449,500      2,246,908         2,696,408         1,039,761
  Patriot Place/Florence, SC                      2,200,000          212,500      1,600,757         1,813,257         5,568,491
  Bluff Creek/Oklahoma City, OK                      c             2,172,063      7,202,937         9,375,000           359,258
  Chandler's Mill/Corpus Christi, TX                 b             1,930,120      6,844,880         8,775,000           269,535
  Ryan's Mill/El Paso, TX                            c             1,522,900      5,277,100         6,800,000           232,009
  The Crest/Dallas, TX                            4,616,074        1,464,755      5,126,939         6,591,694           683,389
  Dominion Mallard Creek (M)/Charlotte, NC                           329,300      2,772,449         3,101,749           296,545
  Parkwood Court/Alexandria, VA                   5,875,000        2,482,633      3,813,116         6,295,749         2,096,342
  Hampton Court/Alexandria, VA                                     7,388,420      4,811,937        12,200,357         1,624,145
  Westlake Villas /San Antonio, TX                   b             2,371,865      8,278,135        10,650,000           538,502
  Meadowdale Lakes/Richmond, VA                                    1,581,671      6,717,237         8,298,908         3,963,789
  Meadow Run/Richmond, VA                                            636,059      3,423,884         4,059,943         1,891,890
  Acacia Hills/Tuscon, AZ                         1,053,831          410,737      1,415,788         1,826,525           214,275
  Park Village/Tuscon, AZ                            566,324         187,860      1,065,384         1,253,244            13,238
  Bayberry Commons/Hampton Roads, VA                                 516,800      3,485,645         4,002,445         1,411,705
  Montfort/Dallas, TX                             3,876,278        1,696,778      4,747,254         6,444,032            34,876
  Holly Tree Park/Baltimore, MD                                    1,576,366      5,106,716         6,683,082         1,287,803
  Woodside/Baltimore, MD                        13,160,000         3,112,881      8,893,721        12,006,602         3,129,401
  Deerwood Crossing/Greensboro, NC                                 1,539,901      7,989,043         9,528,944           894,394
  Dutch Village/Greensboro, NC                                     1,197,593      4,826,266         6,023,859           508,099
  Park Forest/Greensboro, NC                      4,145,270          679,671      5,770,413         6,450,084           347,611

  Commercial
  Pacific South Center/Seattle, WA                3,512,328        1,000,000      4,000,000         5,000,000               655
  Hanover Village-Land/Richmond, VA                                1,623,910              -         1,623,910                 -
  Gloucester Exchange/Gloucester, VA                                 403,688      2,278,553         2,682,241            85,667
  Tri-County Buildings/Bristol, TN                                   275,580        900,281         1,175,861         1,280,670
  Meadowdale Office/Richmond, VA                                     240,563        359,913           600,476           119,344
                                            ========================================================================================
                                                $63,785,105      $40,642,265   $125,173,084      $165,815,349       $44,296,638
                                            ========================================================================================


                                                     Gross Amount at Which
                                                  Carried at Close of Period
                                               ------------------------------          Total
                                                Land and           Buildings          Carrying
                                                   Land               and              Value          Accumulated        Date of
                                              Improvements       Improvements (i)       (a)          Depreciation     Construction
                                        --------------------------------------------------------------------------------------------
  Real estate held for disposition
  Apartments
  Heritage Trace/Hampton Roads, VA              1,200,782          3,870,981           5,071,763          1,603,230       1973
  Twin Coves/Baltimore, MD                      1,020,290          3,632,016           4,652,306            376,566       1974
  Cedar Point/Raleigh, NC                         249,622          7,646,939           7,896,561          3,432,650       1972
  Cinnamon Ridge/Raleigh, NC                    1,272,296          7,873,908           9,146,204          3,308,395     1968/70
  Plum Chase/Columbia, SC                       1,138,202          8,356,187           9,494,389          2,754,252       1974
  Hunting Ridge/Greenville, SC                    611,412          3,124,757           3,736,169            366,795       1972
  Patriot Place/Florence, SC                    1,435,436          5,946,312           7,381,748          2,671,178       1974
  Bluff Creek/Oklahoma City , OK                2,224,067          7,510,191           9,734,258            298,127       1984
  Chandler's Mill/Corpus Christi , TX           1,956,652          7,087,883           9,044,535            261,307       1984
  Ryan's Mill/El Paso, TX                       1,561,530          5,470,479           7,032,009            212,958       1985
  The Crest/Dallas, TX                          1,536,987          5,738,096           7,275,083            117,872       1983
  Dominion Mallard Creek (M)/Charlotte, NC        451,420          2,946,874           3,398,294            474,575       1985
  Parkwood Court/Alexandria, VA                 2,730,047          5,662,044           8,392,091          1,220,304       1964
  Hampton Court/Alexandria, VA                  7,631,128          6,193,374          13,824,502          1,526,912       1967
  Westlake Villas /San Antonio, TX              2,447,517          8,740,985          11,188,502            314,309       1985
  Meadowdale Lakes/Richmond, VA                 2,212,224         10,050,473          12,262,697          5,629,984     1967/71
  Meadow Run/Richmond, VA                         869,735          5,082,098           5,951,833          2,676,832     1973/74
  Acacia Hills/Tuscon, AZ                         609,735          1,431,065           2,040,800             29,596       1986
  Park Village/Tuscon, AZ                         191,195          1,075,287           1,266,482             24,112       1985
  Bayberry Commons/Hampton Roads, VA              744,991          4,669,159           5,414,150          2,108,631     1973/74
  Montfort/Dallas, TX                           1,704,006          4,774,902           6,478,908             80,288       1986
  Holly Tree Park/Baltimore, MD                 1,764,001          6,206,884           7,970,885          1,098,776       1973
  Woodside/Baltimore, MD                        3,449,637         11,686,366          15,136,003          1,911,050       1966
  Deerwood Crossing/Greensboro, NC              1,670,815          8,752,523          10,423,338            740,581       1973
  Dutch Village/Greensboro, NC                  1,282,479          5,249,478           6,531,957            469,550       1970
  Park Forest/Greensboro, NC                      772,557          6,025,137           6,797,694            467,852       1987

  Commercial
  Pacific South Center/Seattle, WA              1,000,000          4,000,655           5,000,655                  -       1965
  Hanover Village-Land/Richmond, VA             1,103,600            520,310           1,623,910                  -        --
  Gloucester Exchange/Gloucester, VA              531,881          2,236,027           2,767,908            757,307       1974
  Tri-County Buildings/Bristol, TN                364,123          2,092,408           2,456,531            733,820     1976/79
  Meadowdale Office/Richmond, VA                  259,684            460,136             719,820            300,034     1976/82
                                         ===========================================================================
                                              $45,998,051       $164,113,934        $210,111,985        $35,967,843
                                         ===========================================================================






                                                          Depreciable
                                                           Life of
                                                Date       Building
                                              Acquired     Component
                                      -------------------------------
  Real estate held for disposition
  Apartments
  Heritage Trace/Hampton Roads, VA          06/30/89         35 yrs.
  Twin Coves/Baltimore, MD                  08/16/94         35 yrs.
  Cedar Point/Raleigh, NC                   12/18/85         35 yrs.
  Cinnamon Ridge/Raleigh, NC                12/01/89         35 yrs.
  Plum Chase/Columbia, SC                   01/04/91         35 yrs.
  Hunting Ridge/Greenville, SC              11/01/94         35 yrs.
  Patriot Place/Florence, SC                10/23/85         35 yrs.
  Bluff Creek/Oklahoma City , OK            12/31/96         35 yrs.
  Chandler's Mill/Corpus Christi , TX       12/31/96         35 yrs.
  Ryan's Mill/El Paso, TX                   12/31/96         35 yrs.
  The Crest/Dallas, TX                      03/27/98         35 yrs.
  Dominion Mallard Creek (M)/Charlotte      07/01/94         35 yrs.
  Parkwood Court/Alexandria, VA             06/30/93         35 yrs.
  Hampton Court/Alexandria, VA              02/19/93         35 yrs.
  Westlake Villas /San Antonio, TX          12/31/96         35 yrs.
  Meadowdale Lakes/Richmond, VA             12/31/84         35 yrs.
  Meadow Run/Richmond, VA                   12/31/84         35 yrs.
  Acacia Hills/Tuscon, AZ                   3/27/98          35 yrs.
  Park Village/Tuscon, AZ                   3/27/98          35 yrs.
  Bayberry Commons/Hampton Roads, VA        04/07/88         35 yrs.
  Montfort/Dallas, TX                       3/27/98          35 yrs.
  Holly Tree Park/Baltimore, MD             07/01/94         35 yrs.
  Woodside/Baltimore, MD                    08/16/94         35 yrs.
  Deerwood Crossing/Greensboro, NC          08/15/96         35 yrs.
  Dutch Village/Greensboro, NC              08/15/96         35 yrs.
  Park Forest/Greensboro, NC                09/26/96         35 yrs.

  Commercial
  Pacific South Center/Seattle, WA          08/28/86         35 yrs.
  Hanover Village-Land/Richmond, VA         06/30/86         35 yrs.
  Gloucester Exchange/Gloucester, VA        11/12/87         35 yrs.
  Tri-County Buildings/Bristol, TN          01/21/81         35 yrs.
  Meadowdale Office/Richmond, VA            12/31/84         35 yrs.




                                                                                                                        Cost of
                                                                     Intitial  Costs                                 Improvements
                                                         ---------------------------------------     Total            Capitalized
                                                                 Land and       Building           Initials           Subsequent
                                                                  Land             and            Acquisition        to Acquisition
                                         Encumbrances         Improvements      Improvement          Costs        (Net of Disposals)
                                        ---------------------------------------------------------------------- ---------------------






  Real estate under development
  New apartment communites
  Ashlar I/Fort Myers, FL                                         2,853,178        10,370,767        13,223,945
  Sierra Foothills/Phoenix, AZ                                    2,728,172         4,397,105         7,125,277
  Dominion Franklin/Nashville, TN                                 2,117,244        22,428,101        24,545,345
  Alexander Court/Columbus, OH                                    1,573,412        14,133,628        15,707,040
  Stone Canyon/Houston, TX                                          899,515         8,045,153         8,944,668
  Legends at Park 10/Houston, TX                                  1,995,011           804,518         2,799,529
  Ashton at Waterford Lakes/Orlando, FL                           3,077,956         1,925,512         5,003,468
  The Meridian I/Dallas, TX                                       2,979,656           472,617         3,452,273

  Additions to existing communites
  Heritage Green II/Columbus, OH                                    767,040         3,151,567         3,918,607
  Dominion Crown Pointe/Charlotte, NC                             1,936,427             5,654         1,942,081

Other Land Held for Development                                  12,733,141                          12,733,141
                                        ============================================================================================
                                                    $0          $33,660,752       $65,734,622       $99,395,374              $0
                                        ============================================================================================


                                        ============================================================================================
  Total real estate owned               $1,072,185,325         $663,526,876    $2,893,610,510    $3,557,137,386    $395,614,846
                                        ============================================================================================




                                                 Gross Amount at Which
                                              Carried at Close of Period
                                           ------------------------------          Total
                                            Land and           Buildings          Carrying
                                               Land               and              Value          Accumulated        Date of
                                          Improvements       Improvements (i)       (a)          Depreciation     Construction
                                     -----------------------------------------------------------------------------------------------






  Real estate under development
  New apartment communites
  Ashlar I/Fort Myers, FL                    2,853,178             10,370,767       13,223,945                           1999
  Sierra Foothills/Phoenix, AZ               2,728,172              4,397,105        7,125,277                           1998
  Dominion Franklin/Nashville, TN            2,117,244             22,428,101       24,545,345             4,899         1999
  Alexander Court/Columbus, OH               1,573,412             14,133,628       15,707,040             1,103         1999
  Stone Canyon/Houston, TX                     899,515              8,045,153        8,944,668                           1998
  Legends at Park 10/Houston, TX             1,995,011                804,518        2,799,529                           1998
  Ashton at Waterford Lakes/Orlando,         3,077,956              1,925,512        5,003,468                           1999
  The Meridian I/Dallas, TX                  2,979,656                472,617        3,452,273                           1999

  Additions to existing communites
  Heritage Green II/Columbus, OH               767,040              3,151,567        3,918,607                           1998
  Dominion Crown Pointe/Charlotte, NC        1,936,427                  5,654        1,942,081                           1999

Other Land Held for Development             12,733,141                              12,733,141
                                     ============================================================================
                                           $33,660,752            $65,734,622      $99,395,374            $6,002
                                     ============================================================================


                                     ============================================================================
  Total real estate owned                 $726,986,692         $3,225,765,533   $3,952,752,225      $316,637,124
                                     ============================================================================






                                                         Depreciable
                                                          Life of
                                               Date       Building
                                             Acquired     Component
                                       -----------------------------






  Real estate under development
  New apartment communites
   Ashlar I/Fort Myers, FL                     12/24/97
   Sierra Foothills/Phoenix, AZ                2/18/98
  Dominion Franklin/Nashville, TN              12/6/95
  Alexander Court/Columbus, OH                  7/2/98
  Stone Canyon/Houston, TX                     12/17/97
  Legends at Park 10/Houston, TX               5/19/98
  Ashton at Waterford Lakes/Orlando, FL        5/28/98
  The Meridian I/Dallas, TX                    1/27/98

  Additions to existing communites
  Heritage Green II/Columbus, OH                7/2/98
  Dominion Crown Pointe/Charlotte, NC          12/29/98

Other Land Held for Development






  Total real estate owned





(a) The aggregate cost for federal income tax purposes was approximately $3.3 billion and $2.3 billion at December 31, 1998 and 1997, respectively.
(b)  Represents a $34,262,390 REMIC financing encumbering 12 apartment communities.
(c)  Represents  a  $41,656,838  REMIC  financing   encumbering  13  apartment
     communites.
(d) Represents a $31,700,000 notes payable-secured which encumbers six apartment communities.
(e) Represents $114,833,855 of fixed rate debt which encumbers 15 apartment communities.
(f) Represents $44,898,195 of fixed rate debt which encumbers 9 apartment communties.
(g) Represents $97,265,000 of variable rate debt which encumbers 11 apartment communties.
(h) Represents $14,095,024 of variable rate debt which encumbers 7 apartment communities.
(i) The depreciable life for all buildings is 35 years.