Form 10-Q
period 1999-03-31
UNITED DOMINION REALTY TRUST INC
filed 1999-05-17
CIK 74208

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

                  For the quarterly period ended March 31, 1999

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

                                    Yes X    No


                       APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 3, 1999:

Common Stock, $1 Par Value:  104,060,227

                       UNITED DOMINION REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                   (UNAUDITED)


                                                                            MARCH 31,       December 31,
                                                                               1999             1998
-----------------------------------------------------------------------------------------------------------------

ASSETS

Real estate owned:
     Real estate held for investment                                         $ 3,649,969    $ 3,643,245
         Less: accumulated depreciation                                          308,397        280,663
                                                                             -----------    -----------
                                                                               3,341,572      3,362,582
     Real estate under development                                               115,960         99,395
     Real estate held for disposition                                            195,088        174,145
                                                                             -----------    -----------
     Total real estate owned, net of accumulated depreciation                  3,652,620      3,636,122
Cash and cash equivalents                                                         21,887         18,529
Restricted cash                                                                   47,725         50,805
Deferred financing costs, net of accumulated amortization                         13,650         10,894
Other assets                                                                      43,673         39,038
                                                                             -----------    -----------
     Total assets                                                            $ 3,779,555    $ 3,755,388
                                                                             ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable-secured                                                        $ 1,049,815    $ 1,072,185
Notes payable-unsecured                                                        1,124,697      1,045,564
Real estate taxes payable                                                         17,742         29,078
Accrued interest payable                                                          21,148         20,714
Security deposits and prepaid rent                                                21,883         21,125
Distributions payable                                                             38,804         31,423
Accounts payable, accrued expenses and other liabilities                          32,780         45,736
                                                                             -----------    -----------
     Total liabilities                                                         2,306,869      2,265,825

Minority interests                                                               110,173        115,442

Shareholders' equity:
     Preferred stock, no par value; $25 liquidation preference,
       25,000,000 shares authorized;
         4,200,000 shares 9.25% Series A Cumulative Redeemable                   105,000        105,000
         6,000,000 shares 8.60% Series B Cumulative Redeemable                   150,000        150,000
         8,000,000 shares 7.50% Series D Cumulative Convertible Redeemable       175,000        175,000
     Common stock, $1 par value; 150,000,000 shares authorized
         104,070,604 shares issued and outstanding (103,639,117 in 1998)         104,071        103,639
     Additional paid-in capital                                                1,095,703      1,090,432
     Distributions in excess of net income                                      (259,251)      (242,331)
     Deferred compensation - unearned restricted stock awards                       (421)            --
     Notes receivable from officer-shareholders                                   (7,589)        (7,619)
                                                                             -----------    -----------
     Total shareholders' equity                                                1,362,513      1,374,121
                                                                             -----------    -----------
     Total liabilities and shareholders' equity                              $ 3,779,555    $ 3,755,388
                                                                             ===========    ===========



     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       UNITED DOMINION REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




THREE MONTHS ENDED MARCH 31,                                                    1999          1998
----------------------------------------------------------------------------------------------------------

Rental income                                                                 $ 153,791    $ 104,427

Rental expenses:
            Real estate taxes and insurance                                      15,995       10,502
            Personnel                                                            16,628       10,335
            Utilities                                                             8,249        5,805
            Repair and maintenance                                                9,257        7,063
            Administrative and marketing                                          6,400        4,164
            Property management                                                   4,730        3,330
                                                                              ---------    ---------
                                                                                 61,259       41,199
Other income:
            Interest and other non-property income                                  447        1,012

Other expenses:
            Real estate depreciation                                             29,392       20,928
            Interest                                                             38,079       22,825
            General and administrative                                            3,476        2,163
            Other depreciation and amortization                                   1,091          746
                                                                              ---------    ---------
                                                                                 72,038       46,662
                                                                              ---------    ---------

Income before gains (losses) on sales of investments and minority interests      20,941       17,578
Gains (losses) on sales of investments                                              191         (260)
                                                                              ---------    ---------
Income before minority interests                                                 21,132       17,318
Minority interests of outside partnerships                                         (167)          --
                                                                              ---------    ---------
Income before minority interests of unitholders in operating partnerships        20,965       17,318
Minority interests of unitholders in operating partnerships                        (883)        (135)
                                                                              ---------    ---------
Net income                                                                       20,082       17,183
Distributions to preferred shareholders                                          (9,439)      (5,650)
                                                                              ---------    ---------
Net income available to common shareholders                                   $  10,643    $  11,533
                                                                              =========    =========

Earnings per common share:
      Basic                                                                   $    0.10    $    0.13
                                                                              =========    =========
      Diluted                                                                 $    0.10    $    0.13
                                                                              =========    =========

Common distributions declared per share                                       $  0.2650    $  0.2625
                                                                              =========    =========

Weighted average number of common shares outstanding-basic                      103,932       90,867
Weighted average number of common shares outstanding -diluted                   103,935       90,984



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       UNITED DOMINION REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



THREE MONTHS ENDED MARCH 31,                                                        1999            1998
---------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
       Net income                                                                  $  20,082    $  17,183
       Adjustments to reconcile net income to cash provided
            by operating activities:
            Depreciation and amortization                                             30,483       21,674
            Minority interests                                                         1,050          135
            (Gains) / Losses on sales of investments                                    (191)         260
            Amortization of deferred financing costs                                     510          472
            Changes in operating assets and liabilities:
                 Decrease in operating liabilities                                   (23,078)      (8,150)
                 Increase in operating assets                                           (475)      (1,580)
                                                                                   ---------    ---------
Net cash provided by operating activities                                             28,381       29,994

INVESTING ACTIVITIES
       Acquisition of real estate, net of liabilities assumed                        (17,875)     (50,028)
       Capital expenditures to real estate assets                                    (14,302)     (11,672)
       Development of real estate assets, including acquisition of land              (28,037)     (12,607)
       Net proceeds from sales of investments                                         12,900        9,730
       Issuance of and payments on notes receivable                                    1,132      (12,951)
       Net cash acquired from ASR                                                         --          330
       Capital expenditures-non real estate assets                                    (1,650)        (832)
                                                                                   ---------    ---------
Net cash used in investing activities                                                (47,832)     (78,030)

FINANCING ACTIVITIES
       Proceeds from the issuance of common stock                                        377       38,446
       Proceeds from the issuance of common stock through the
            dividend reinvestment and stock purchase plan                              4,267       12,936
       Borrowing from secured credit facility                                        102,355           --
       Issuance of unsecured notes payable                                           150,000           --
       Net (payments) borrowings of short-term bank debt                             (63,400)      58,900
       Distributions paid to common shareholders                                     (27,208)     (22,527)
       Distributions paid to preferred shareholders                                   (6,640)      (5,653)
       Distributions paid to minority interest operating partnership unitholders      (1,423)        (657)
       Scheduled principal payments on notes payable - secured                        (4,110)      (1,707)
       Non-scheduled payments on notes payable - secured                            (120,615)     (18,165)
       Payments on notes payable - unsecured                                          (7,528)      (7,504)
       Payments of financing costs                                                    (3,266)        (545)
                                                                                   ---------    ---------
Net cash provided by financing activities                                             22,809       53,524
                                                                                   ---------    ---------

Net increase in cash and cash equivalents                                              3,358        5,488
Cash and cash equivalents, beginning of period                                        18,529          473
                                                                                   ---------    ---------

Cash and cash equivalents, end of period                                           $  21,887    $   5,961
                                                                                   =========    =========

SUPPLEMENTAL INFORMATION:
       Interest paid during the period                                             $  38,817    $  22,389
       Non-cash transactions associated with the acquisition of properties:
            Secured debt assumed                                                          --       43,022
            Issuance of operating partnership units                                       --        1,924
       Non-cash transactions associated with Mergers:
            Real estate assets acquired                                                   --      313,700
            Other operating assets acquired                                               --        8,848
            Issuance of common stock                                                      --      108,465
            Issuance of operating partnership units                                       --       21,420
            Secured debt assumed                                                          --      179,440
            Operating liabilities assumed                                                 --       13,553



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       UNITED DOMINION REALTY TRUST, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



PREFERRED STOCK
Balance, December 31, 1998                                                                       $   430,000
                                                                                                 -----------
Balance, March 31, 1999                                                                          $   430,000
                                                                                                 ===========

COMMON STOCK, $1 PAR VALUE
Balance, December 31, 1998                                                                       $   103,639
   Issuance of common shares through dividend reinvestment
       and stock purchase plan                                                                           432
   Purchase of common stock for restricted stock awards                                                  (46)
   Issuance of restricted stock awards                                                                    46
                                                                                                 -----------
Balance, March 31, 1999                                                                          $   104,071
                                                                                                 ===========

ADDITIONAL PAID-IN CAPITAL
Balance, December 31, 1998                                                                       $ 1,090,432
   Issuance of common shares through dividend reinvestment
       and stock purchase plan                                                                         3,835
   Issuance of common shares to employees and director-shareholders                                      308
   Issuance of restricted stock awards                                                                   460
   Adjustment for cash purchase of minority interests of unitholders in Operating Partnerships           668
                                                                                                 -----------
Balance, March 31, 1999                                                                          $ 1,095,703
                                                                                                 ===========

DISTRIBUTIONS IN EXCESS OF NET INCOME
Balance, December 31, 1998                                                                       $  (242,331)
   Net income                                                                                         20,082
   Common stock distributions declared ($.265 per share)                                             (27,563)
   Preferred stock distributions declared-Series A ($.578 per share)                                  (2,428)
   Preferred stock distributions declared-Series B ($.538 per share)                                  (3,225)
   Preferred stock distributions declared-Series D ($.473 per share)                                  (3,786)
                                                                                                 -----------
Balance, March 31, 1999                                                                          $  (259,251)
                                                                                                 ===========

DEFERRED COMPENSATION - UNEARNED RESTRICTED STOCK AWARDS
Balance, December 31, 1998                                                                       $        --
   Issuance of restricted stock awards                                                                  (460)
   Amortization of deferred compensation                                                                  39
                                                                                                 -----------
Balance, March 31, 1999                                                                          $      (421)
                                                                                                 ===========

NOTES RECEIVABLE FROM OFFICER-SHAREHOLDERS
Balance, December 31, 1998                                                                       $    (7,619)
   Principal repayments                                                                                   30
                                                                                                 -----------
Balance, March 31, 1999                                                                          $    (7,589)
                                                                                                 ===========

TOTAL SHAREHOLDERS' EQUITY                                                                       $ 1,362,513
                                                                                                 ===========



        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.      Basis of Presentation
The accompanying consolidated financial statements include the accounts of United Dominion Realty Trust, Inc. and its subsidiaries, including United Dominion Realty, L.P., its Operating Partnership, and Heritage Communities, L.P. (collectively, the "Company"). As of March 31, 1999, there were 38,218,389 units in the Operating Partnership outstanding, of which, 30,672,837, or 80.3% were owned by the Company and 7,545,552, or 19.7% were owned by non-affiliated limited partners. In connection with the acquisition of ASR Investments Corporation, the Company acquired Heritage Communities, L.P., a Delaware limited partnership (Heritage OP). As of March 31, 1999, there were 3,834,837 units in the Heritage OP outstanding, of which, 2,974,252 or 77.5% were owned by the Company and 22.5% were owned by non-affiliated limited partnerships. The financial statements of the Company include the minority interest of the unitholders in the operating partnerships. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for fair presentation of financial position at March 31, 1999 and results of operations for the interim periods ended March 31, 1999 and 1998. Such adjustments are normal and recurring in nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform with the current financial statement presentation. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and related notes appearing in the Company's December 31, 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. Real Estate Held for Investment
The following table summarizes the components of real estate held for investment at March 31, 1999 and December 31, 1998:

                                         March 31,    December 31,
Dollars in thousands                       1999            1998
-----------------------------------------------------------------
Land and land improvements             $   643,826    $   647,328
Buildings and improvements               2,823,265      2,819,312
Furniture, fixtures and equipment          170,436        169,364
Construction in progress                    12,442          7,241
                                      ------------    -----------
Real estate held for investment          3,649,969      3,643,245
Accumulated depreciation                  (308,397)      (280,663)
                                      ------------    -----------
Real estate held for investment, net
     of accumulated depreciation       $ 3,341,572    $ 3,362,582
                                      ============    ===========

3. Notes Payable - Secured
Notes payable-secured, which encumber $1.8 billion or 46.2% of the Company's real estate owned, ($2.2 billion or 53.8% of the Company's real estate owned is unencumbered) consist of the following at March 31, 1999:


                                          Principal      Weighted Average    Weighted Average   No. Communities
Dollars in thousands                      Balance        Interest Rate      Years to Maturity    Encumbered
----------------------------------------------------------------------------------------------------------------
Fixed-Rate Debt
Mortgage Notes Payable (a)               $  600,693            8.08%               6.7               99
Tax-Exempt Notes Payable                    121,062            7.04%              12.7               17
REMIC Financings                             70,719            7.87%               1.8               23
Secured Notes Payable (b)                    45,000            7.46%               0.4                5
                                         -----------------------------------------------------------------------
     Total Fixed-Rate Notes Payable         837,474            7.88%               6.8              144

Variable-Rate Debt
Mortgage Notes Payable                       35,257            7.27%              10.1               10
Tax-Exempt Notes Payable                     74,729            3.51%              17.4                6
Secured Credit Facilities (FNMA) (c)        102,355            5.70%               5.0               10
                                         -----------------------------------------------------------------------
     Total Variable-Rate Notes Payable      212,341            5.19%              10.2               26
                                         -----------------------------------------------------------------------
      Total Notes Payable - Secured      $1,049,815            7.33%               7.5              170
                                         =======================================================================

(a) Includes fair value adjustments aggregating $17.7 million recorded in connection with the ASR Merger and the AAC Merger on March 27, 1998 and December 7, 1998, respectively.
(b) Variable-rate secured notes payable consist of a $31.7 million variable-rate secured senior credit facility which encumbers five communities and two secured variable-rate notes payable aggregating $13.3 million, all of which mature in August 1999. The Company has five interest rate swap agreements associated with secured debt with an aggregate notional value of $45 million under which the Company pays a fixed-rate of interest and receives a variable-rate on the notional amounts. The interest rate swap agreements effectively change the Company's interest rate exposure on $45 million from a variable-rate to a weighted average fixed-rate of approximately 7.46%.
(c) On March 18, 1999, the Company closed on the first part of a $200 million revolving credit facility (the "Credit Facility") with the Federal National Mortgage Association. The Credit Facility bears an interest rate of 5.70%, which is fixed through December 1, 1999. The financing is for an initial term of five years, bears interest at a floating rate which can be fixed for periods of up to 270 days, and can be extended for an additional five or ten years at the Company's discretion.

4.  Notes Payable - Unsecured
A summary of notes payable - unsecured at March 31, 1999 and December 31, 1998 is as follows (dollars in thousands):

                                                              March 31,    December 31,
                                                                1999          1998
                                                             ----------    -----------

Commercial Banks
        Borrowings outstanding under
           revolving credit facilities                       $  176,600   $  240,000

Insurance Companies--Senior Unsecured Notes
        7.98% due March, 2000-2003 (a)                           29,800       37,228

Other  (b)                                                        5,797        5,836

Senior Unsecured Notes - Other
        7.60% Medium-Term Notes due January 2002 (d)             70,000           --
        7.67% Medium-Term Notes due January 2004 (d)             58,000           --
        7.65% Medium-Term Notes due January 2003 (c)(d)          10,000           --
        7.22% Medium-Term Notes due February 2003 (d)            12,000           --
        8.50% Monthly Income Notes due November 2008             62,500       62,500
        8.13% Senior Notes due November 2000                    150,000      150,000
        7.25% Notes due April 1999                               75,000       75,000
        8.50% Debentures due September 2024 (e)                 150,000      150,000
        7.95% Medium-Term Notes due July 2006                   125,000      125,000
        7.25% Notes due January 2007                            125,000      125,000
        7.07% Medium-Term Notes due November 2006                25,000       25,000
        7.02% Medium-Term Notes due November 2005                50,000       50,000
                                                             ----------    -----------
                                                                912,500      762,500
                                                             ----------    -----------
               Total Notes Payable - Unsecured              $ 1,124,697   $1,045,564
                                                             ==========    ===========

(a)     Payable in four equal principal installments of $7.4 million.
(b) Includes $5.2 million and $5.4 million at March 31, 1999 and December 31, 1998, respectively, of deferred gains from the termination of interest rate risk management agreements.
(c) The Company has one interest rate swap agreement associated with unsecured debt with an aggregate notional value of $10 million under which the Company pays a fixed-rate of interest and receives a variable-rate on the notional amount. The interest rate swap agreement effectively changes the Company's interest rate exposure on the $10 million from a variable-rate to a fixed-rate of 7.65%.

(d) During the first three months of 1999, the Company issued an aggregate $150 million of medium-term notes with a weighted average interest rate of 7.59% under its $200 million Medium-Term Note Program.

(e) Debentures include an investor put feature which grants a one-time option to redeem debentures in September 2004.

5.      Earnings Per Share
Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potential common stock equivalents is determined using the treasury stock method based on the Company's average stock price. The early extinguishment of debt does not have an effect on the earnings per share calculation for the periods presented. The effect of the conversion of the operating partnership units and convertible preferred stock is not dilutive and is therefore not included in the following calculations. The weighted average effect of the conversion of the operating partnership units for the three months ended March 31, 1999 and 1998 was 8,590,907 and 1,130,559, respectively. The weighted average effect of the conversion of the convertible preferred stock for the three months ended March 31, 1999 and 1998 was 12,307,692 and 0, respectively. The following table sets forth the computation of basic and diluted earning per share.

In thousands, except per share data         March 31, 1999 March 31, 1998
-----------------------------------------------------------------------------
Numerator for basic and diluted earnings
  per share-net income available to common
  shareholders                                $ 10,643         $ 11,533

Denominator:
  Denominator for basic earnings per share-
    weighted average shares                    103,932           90,867

Effect of dilutive securities:
    Employee stock options                           3              117
                                             ---------        ---------

Dilutive potential common shares
  Denominator for dilutive earnings per
  share-adjusted weighted average shares
  and assumed conversions                      103,935           90,984
                                             =========         ========
Basic earnings per share                      $    .10         $    .13
                                             =========         ========
Diluted earnings per share                    $    .10         $    .13
                                             =========         ========


6.  Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133) which is required to be adopted in years beginning after June 15, 1999. Statement 133 permits early adoption as of the beginning of any fiscal quarter after its issuance, however, the Company does not anticipate adopting Statement 133 until such time as it is required. Statement 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on earnings and the financial position of the Company, however, management does not anticipate that the adoption of Statement 133 will have a significant effect on earnings or the financial position of the Company.

PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto of United Dominion Realty Trust, Inc. (the "Company") appearing elsewhere in this report. This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning 1999 property acquisitions and dispositions, 1999 development activity and capital expenditures, 1999 capital raising activities, 1999 rent growth, occupancy and rental expense growth. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting the Company, and/or its properties, adverse changes in the real estate markets and general and local economies and business conditions. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.

The Company operates in one defined business segment as an owner, operator, renovator and developer of apartment communities nationwide. Management's strategy is to be a national, highly efficient provider of quality apartment homes. The Company has implemented this strategy through the acquisition of portfolios of higher quality communities, the strategic disposition of certain communities, a greater commitment to development and the upgrade of its older communities. The Company seeks to be a market leader by operating a sufficiently sized portfolio of apartments within each market in order to drive down operating costs through economies of scale and management efficiencies. The Company believes that market diversification increases investment opportunity and decreases the risk associated with cyclical local real estate markets and economies. At March 31, 1999, the Company owned 329 communities containing 86,989 apartment homes nationwide.

The following table summarizes the Company's apartment market information by strategic geographic market:


                                                                Three Months Ended
                     As of  March  31, 1999                       March  31, 1999
             -------------------------------------------     -------------------------
                                                                           Average
                       No. of      % of   Carrying                          Monthly
               No. of Apartment  Apartment  Value             Physical     Rental
Market      Communities Homes     Homes   (in thousands)     Occupancy      Rates (a)
--------------------------------------------------------     -------------------------
Dallas, TX        29    8,956      10% $  394,394                94.3%    $ 617
Houston, TX       24    5,992       7%    221,883                92.0%       573
Phoenix, AZ        9    3,136       4%    182,663                91.5%       658
Orlando, FL       13    3,848       4%    181,856                92.6%       659
Tampa, FL         12    4,018       5%    171,892                 92.2%     640
San Antonio, TX   13    3,840       4%    171,589                92.9%       611
Raleigh, NC       11    3,484       4%    158,505                 92.9%      676
Nashville, TN     11    3,064       4%    142,080                 92.3%      629
San Francisco, CA  4      980       1%    128,903                 98.1%    1,468
Charlotte, NC     11    2,566       3%    121,794                91.5%       674
Columbus, OH       7    2,102       2%    115,480                 93.4%      618
Richmond, VA      10    3,092       4%    115,219                 91.6%      629
Columbia, SC      11    3,326       4%    113,856                 90.0%      527
Eastern NC        10    2,710       3%    110,651                 84.8%      602
Monterey
   Peninsula, CA  16    2,076       2%    106,308                 92.5%      722
Memphis, TN        7    2,196       3%    104,345                 91.6%      593
Greensboro, NC     8    2,123       2%    101,721                 87.0%      623
Miami /
Ft. Lauderdale, FL 5    1,280       1%     80,688                 92.3%      817
Baltimore, MD      8    1,739       2%     79,754                 95.2%      693
Atlanta, GA        7    1,642       2%     78,515                 91.7%      674
Portland, OR       4      996       1%    59,867                  91.6%      675
Hampton Roads, VA  7    1,629       2%     58,805                 92.6%      584
Washington, DC     5    1,110       1%     57,802                 95.2%      770
Jacksonville, FL   3    1,157       1%     56,043                 88.1%      634
Greenville, SC     6    1,436       2%     53,889                 84.1%      543
Los Angeles, CA    2      926       1%     53,529                 96.3%      726
Eastern Shore, MD /
    Delaware       6    1,156       1%     52,273                 97.1%      654
Lansing, MI        4    1,227      1%      50,594                 91.7%      618
Sacramento, CA     2      914      1%      47,609                 97.8%      635
Seattle, WA        4      790      1%     46,503                  88.9%      670
Denver , CO        2      876       1%    44,260                  91.9%      627
Fort Myers /
    Naples, FL     3      764       1%     43,991                 97.9%      663
Fayetteville, NC   3      884       1%     40,920                 95.1%      575
Detroit, MI        4      744       1%     38,168                 93.4%      685
Indianapolis, IN   3      875      1%     32,720                  93.4%      520
 Daytona Beach /
    Melbourne, FL  4      862       1%     32,311                 95.0%      578
Tucson, AZ         8    1,112      1%     28,139                  89.5%      423
Albuquerque, NM    4      758       1%     26,861                 82.0%      512
Austin, TX         2      542       1%     23,401                 95.1%      606
Other Virginia     6    1,154      1%      47,801                 92.6%      619
Other Midwest      5      969      1%      42,420                 93.8%      600
Other Washington
State              2      536       1%     25,226                 80.9%      743
Other Texas        3      776       1%     23,402                 87.3%      489
Other Georgia      2      468      1%      22,468                86.6%       656
Arkansas           2      512       1%     21,896                91.4%       589
Nevada             1      384       1%     20,594                 90.0%      643
Other California   2      444       1%     18,339                91.9%       580
Other South
Carolina           2      408       --     13,493                90.4%       437
Alabama            1      242       --     11,221                92.2%       510
Other North
Carolina           1      168       --      7,645                93.4%       607
                 --------------------------------                ---------------
     Total       329   86,989     100% $3,984,286                92.0%      $634
                 ================================                ===============

(a) Average monthly rental rates represent potential rent collections (gross potential rents less market adjustments), which approximate net effective rents. These figures exclude one acquisition completed in 1999.

Liquidity and Capital Resources
As a qualified real estate investment trust ("REIT"), the Company distributes a substantial portion of its cash flow to its shareholders in the form of quarterly distributions. The Company believes that cash provided by operations will be adequate to meet normal operating requirements and payment of distributions by the Company in accordance with REIT requirements in both the short and long-term. The Company utilizes a variety of primarily external financing sources to fund portfolio growth, major capital improvement programs and balloon debt payments. The Company's bank lines of credit generally have been used to temporarily finance these expenditures, and subsequently this short-term bank debt has been replaced with longer-term debt or equity. At March 31, 1999, the Company had cash and cash equivalents of $21.9 million and amounts available under its credit facilities aggregating $88.4 million.

The Company expects to meet its short-term liquidity requirements through net cash provided by operations and borrowings under credit facilities. To meet certain long-term liquidity requirements, such as scheduled debt maturities, development activity and significant capital improvements, the Company expects to issue secured and unsecured notes payable. The Company may also fund its capital requirements through: (i) proceeds from asset sales, (ii) common shares sold through the Company's Dividend Reinvestment and Stock Purchase Plan, (iii) retained operating cash flow and (iv) the use of unused credit facilities. The Company completed the majority of its 1999 financing activity during the first quarter of 1999, however, it is anticipated that additional debt will be issued during the remainder of 1999, primarily to replace existing debt maturities and to pay down credit facilities.

The following discussion explains the changes in net cash provided by operating activities, net cash used for investing activities and net cash provided by financing activities which are presented in the Company's Consolidated Statement of Cash Flows.

Operating Activities
For the quarter ended March 31, 1999, the Company's cash flow from operating activities of $28.4 million was slightly down compared to $30.0 million for the same period last year. Although the Company experienced growth in its apartment portfolio during 1998, the financing costs associated with these acquisitions offset the increased operating income.

Investing Activities
During the three months ended March 31,1999, net cash used for investing activities was $47.8 million compared to $78.0 million for the same period last year. Changes in the level of investing activities from period to period primarily reflect the changing levels of the Company's acquisition, capital expenditure, development and sales programs.

Acquisitions During the first three months of 1999, the Company acquired one newly constructed community in Nashville, Tennessee, containing 288 apartment homes at a total cost (including closing costs) of $17.9 million or $60,800 per home. During the remainder of 1999, the Company does not anticipate acquiring communities except to reinvest a portion of the proceeds from property sales. The Company anticipates that 40% of the net proceeds from property sales will be reinvested in strategic acquisitions during 1999.

Real estate under development
The Company's development strategy is focused in certain of its major markets where it is believed that there will be stabilized demand. During the first three months of 1999, the Company invested $28.0 million on development projects, including the acquisition of land.

At March 31, 1999, the Company had 1,548 apartment homes under development as outlined below (dollars in thousands except estimated cost per home):


                                           Completed                   Estimated   Estimated   Expected
                                         No. Apt.  Apt.  Development   Development  Cost per  Completion
Property                     Location     Homes   Homes     Costs        Costs        Home       Date
--------------------------------------------------------------------------------------------------------
New Communities
---------------
Dominion Franklin (a)      Nashville, TN    360     360    $ 25,430    $ 24,800     $ 68,900     1Q99
Ashlar I                  Fort Myers, FL    260     220      17,297      18,600       71,500     2Q99
Sierra Foothills             Phoenix, AZ    322     --      10,683       22,400       69,600     4Q99
Alexander Court             Columbus, OH    356    192      17,968       23,000       64,600     3Q99
Legends at Park 10           Houston, TX    236     --       5,447       13,400       56,800     4Q99
Ashton at Waterford Lakes    Orlando, FL    292     --       8,440       18,600       63,700     4Q99
The Meridian  I               Dallas, TX    250     --       4,354       15,500       62,000     2Q00
                                          -----------------------------------------------------------
                                          2,076    772      89,619      136,300       65,700
Additional Phases
-----------------
Heritage Green  II          Columbus, OH     96     72       3,931        6,900       71,900     2Q99
Dominion Crown Pointe II   Charlotte, NC    220     --       1,471       14,900       67,700     1Q00
                                          -----------------------------------------------------------
                                            316     72       5,402       21,800       69,000

Land Held for Future Development                    --      20,939           --           --      --
                                          -----------------------------------------------------------
                           Total to Date  2,392    844    $115,960     $158,100      $    --      --
                                          ===========================================================


(a) Dominion Franklin will be considered substantially complete once all punch work has been finalized and the buildings are ready for walkthrough.

During 1999, the following development projects were completed (dollars in thousands except estimated cost per home):



                                                             Estimated     Estimated
                                     No. Apt.  Development   Development    Cost per   Date        % Leased
Property              Location        Homes        Costs       Costs         Home    Completed     at 3/31/99
---------------------------------------------------------------------------------------------------------------
New Communities

Stone Canyon          Houston, TX      216      $ 10,543     $ 11,100      $51, 400     3/99        55.1%

During 1998, the Company increased its commitment to development as part of its strategic repositioning. During 1999, the Company expects, either directly or with joint venture partners, to invest approximately $150 million on development, including communities currently under development plus six new starts during the year.

Capital Expenditures
The Company capitalizes value enhancing improvements plus improvements that substantially extend the useful life of an existing asset. In addition to the Company's capital expenditures on new acquisitions, a significant portion of capital expenditures relate to the Company's same communities. During the first quarter of 1999, the Company invested $14.3 million on capital improvements to its apartment portfolio. During the first three months of 1999, capitalized expenditures related to the Company's same communities (those owned prior to January 1, 1998) averaged $116 per home as follows: (i) ordinary capital expenditures including floor coverings, HVAC equipment, roofs, appliances and other ordinary capital expenditures of $2.0 million or $36 per home, (ii) asset preservation expenditures including landscaping, parking lots and other land improvements of $2.5 million or $44 per home and (iii) revenue enhancing expenditures including sub-metering of water and sewer, interior improvements and upgrades, construction of carports, garages and self-storage units, business and fitness centers, security alarms, gating and access devices and intrusion alarms, washer and dryer connections and other revenue enhancing expenditures of $2.1 million or $36 per home.

The Company has completed most of its same community upgrade program and has reduced its capital expenditures related to same communities during the first three months of 1999, but will continue to selectively add revenue enhancing improvements which can provide a high return on investment.

Disposition of investments
The Company continually undertakes portfolio review analyses with the objective of identifying communities that no longer meet the Company's long-term investment objectives due to size, location, age, quality and/or performance. These strategic dispositions allow the Company to reduce the age of its existing portfolio, which should result in lower operating expense and capital expenditure growth associated with the older communities and to exit non-core markets. The Company intends to sell 6,000 to 7,000 apartment homes during 1999 to complete the sale of non-strategic assets. It is anticipated that the net proceeds from the sales, estimated at $250 million, will be used to fund acquisitions in order to complete tax-deferred exchanges to defer large capital gains, to fund development activity and to reduce debt. The dispositions are expected to be moderately dilutive to current earnings as the initial returns on investment on higher quality communities and the interest rate on debt repaid are lower than the returns in investment on the communities being sold.

During March 1999, the Company sold two communities containing 516 apartment homes for an aggregate sales price of $13.6 million. Proceeds received in connection with the sales were used to repay secured notes payable encumbering the communities and repay bank debt. For financial reporting purposes, gains on the sales of these assets aggregated $191,000.

As of March 31, 1999, the Company has entered into a contract to sell (i) a portfolio (the "Mid-Atlantic Portfolio") comprised of six communities containing 1,579 apartment homes for an aggregate sales price of approximately $66 million,
(ii) a portfolio (the "Tucson Portfolio") comprised of six communities containing 704 apartment homes for an aggregate sales price of approximately $14.0 million and (iii) three individual communities containing 609 apartment homes and one parcel of land for an aggregate sales price of approximately $25.8 million. The transactions are expected to close during the second quarter of 1999. In addition, the Company has six communities with 1,435 apartment homes under letter of intent for an aggregate sales price of $44.8 million. For financial reporting purposes, aggregate gains on the sales of investments of approximately $30 million would be recognized by the Company if all of the sales previously described are completed, however, there can be no assurance that these transactions will be consummated as planned.

Financing Activities
Net cash provided by financing activities during the three months ended March 31, 1999 was $22.8 million compared to $53.5 million for the same period last year.

Cash provided by financing activities
In January 1999, the Company established a program for the sale of up to $200 million aggregate principal amount of medium-term notes (the "MTN Program"). The Company subsequently sold an aggregate of $150 million of senior unsecured notes under the MTN Program which consisted of the following: (i) $70 million of 7.60% Notes due January 25, 2002, (ii) $58 million of 7.67% Notes due January 26, 2004, (iii) $10 million of variable-rate Notes due January 27, 2003 on which the Company subsequently executed a swap fixing the rate at 7.65% and (iv) $12 million of 7.22% notes due February 19, 2003. Net proceeds from the offerings were used to repay amortizing unsecured debt, repay maturing mortgage debt and repay revolving bank debt.

Susequent to March 31, 1999, the Company sold $25 million of 7.73% Notes due April 5, 2005 and $15 million of 7.53% Notes due April 27, 2029 (puttable to the Company beginning 2003) in connection with the MTN Program. Proceeds from the offering were used to repay a senior unsecured note which matured in April 1999.

On March 18, 1999, the Company closed on the first part of a $200 million revolving credit facility (the "Credit Facility") with the Federal National Mortgage Association. The $102.3 million initially borrowed under the terms of the Credit Facility has an initial interest rate of 5.70%, which is fixed through December 1, 1999. Subsequent to March 31, 1999 the Company borrowed an additional $16.6 million at an interest rate of 5.68% and $10.7 million at an interest rate of 5.72%. The financings are for an initial term of five years, bear interest at a floating rate which can be fixed for periods of up to 270 days, and can be extended for an additional five or ten years at the Company's discretion. The net proceeds from the Credit Facility were used to repay a $91 million secured credit facility assumed in connection with the American Apartment Communities II transaction and the remaining proceeds were used to repay revolving bank debt. The Company intends to borrow additional amounts under this Credit Facility to fund maturing and prepayable mortgage debt during the remainder of 1999 as conditions allow.

The Company issued 431,965 shares of its common stock and received $4.3 million under its Dividend Reinvestment and Stock Purchase Plan during the first quarter of 1999 which included $0.3 million in optional cash investments and $4.0 million of reinvested dividends.

During the first quarter of 1999, the Company paid distributions to its common and preferred shareholders and unitholders in its operating partnerships aggregating $35.3 million.

The Company anticipates issuing additional debt during the next twelve months to replace debt that is maturing while striving to minimize the overall cost of capital.

Derivative Instruments

The Company has, from time to time, used derivative instruments to synthetically alter on-balance sheet liabilities to hedge anticipated transactions. Derivative contracts did not have a material impact on the results of operations during the three months ended March 31, 1999.

Market Risk Disclosures

The Company is exposed to market risk principally from interest rate risk associated with variable-rate notes payable and maturing debt that has to be refinanced. The Company does not hold financial instruments for trading purposes, but rather, holds these financial instruments to finance the ownership and management of real estate. The Company's interest rate sensitivity position is managed by its treasury department. Interest rate sensitivity is the relationship between changes in market interest rates and changes in rate sensitive income due to the repricing characteristics of assets and liabilities. The Company's earnings are affected by changes in short-term interest rates on its variable-rate debt and the repricing of fixed-rate debt maturities. A large portion of the Company's market risk is exposure to short-term interest rate fluctuations on variable-rate borrowings outstanding under its various credit facilities, which was $176.6 million at March 31, 1999. The impact on the Company's financial statements of refinancing fixed-rate debt that matured during the first quarter was not material.

At March 31, 1999, the notional value of the Company's derivative products for the purpose of managing interest rate risk was $55 million of interest rate swaps. An aggregate notional value of $45 million of interest rate swaps have an average pay rate fixed at 5.98% to 8.00% and an average receive rate of one month to three month LIBOR. These agreements effectively fix $45 million of the Company's variable-rate secured notes payable to a weighted average interest rate of 7.46%. The remaining $10 million of interest rate swaps effectively changed the Company's interest rate exposure to a fixed-rate of 7.65%.

The Company's market risk has not changed materially from the amounts reported in the Company's annual report on Form 10-K.

Credit Facilities
The Company has a $200 million three year unsecured revolving credit facility (the "Credit Facility"), a $50 million one year unsecured line of credit (the "Line of Credit") and a $15 million uncommitted line of credit (the "Uncommitted Line") with a major U.S. financial institution. At and for the three months ended March 31, 1999, the Company had the following credit facilities (dollars in thousands):

                                          Three Months Ended March 31, 1999          At March 31, 1999
                                         ----------------------------------    ------------------------------
                                           Weighted Average
                             Amount of       Amount       Weighted Average        Amount    Weighted Average
Credit Facility              Facility     Outstanding       Interest Rate      Outstanding   Interest Rate
--------------------------------------------------------------------------     ------------------------------
Credit Facility               $200,000      $144,998           5.5%              $161,600         5.4%
Line of Credit                  50,000        16,778           6.0%                    --         n/a
Uncommitted Line                15,000         4,227           5.5%                15,000         5.5%
                              --------      ------------------------------      -----------------------------
                              $265,000      $166,003           5.6%              $176,600         5.4%
                              ========      ==============================      =============================

Funds from Operations
Funds from operations ("FFO") is defined as income before gains (losses) on sales of investments, minority interest of unitholders in operating partnerships and extraordinary items (computed in accordance with generally accepted accounting principles) plus real estate depreciation, less preferred dividends and after adjustment for significant non-recurring items, if any. The Company computes FFO in accordance with the recommendations set forth by the National Association of Real Estate Investment Trusts ("NAREIT"). The Company considers FFO in evaluating property acquisitions and its operating performance, and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's operating performance and liquidity. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

For the three months ended March 31, 1999, FFO increased 25.3% to $40.5 million, compared with $32.3 million for the same period last year. The increase in FFO was principally due to the increased net rental income from the Company's non-mature apartment homes acquired and developed subsequent to January 1, 1998.


                                                                     Three Months Ended
                                                                           March 31,
                                                                         (in thousands)
                                                                 ---------------------------------
                                                                   1999        1998     % Change
                                                                 ---------------------------------
Calculation of funds from operations:
Income before gains (losses)  on sales of investments
   and minority interests                                        $ 20,941    $ 17,578      19.1%
Adjustments:
   Real estate depreciation, net of outside partners' interest     29,136      20,928      39.2%
   Minority interests of outside partnerships                        (167)         --        --%
   Distributions to preferred shareholders                         (9,439)     (5,650)     67.1%
   Adjustment for internal acquisition costs                           --        (544)       --%
                                                                 -------------------------------
Funds from operations                                            $ 40,471    $ 32,312      25.3%
                                                                 ===============================

Results of Operations
The Company's net income is primarily generated from the operations of its apartment communities. For purposes of evaluating its comparative operating performance, the Company categorizes its communities into two categories, same community and non-mature. For the 1999 versus 1998 comparison, these communities are as follows: (i) same community--those communities acquired, developed and stabilized prior to January 1, 1998 and held throughout both the first quarter of 1999 and 1998 and (ii) non-mature--those communities acquired, developed or sold subsequent January 1, 1998.

For the three months ended March 31, 1999, the Company reported increases over the same period last year in rental income, rental expenses, other expenses and net income. The Company's non-mature communities provided a substantial portion of the aggregate reported increases. However, compared to the same period last year, net income available to common shareholders decreased $.9 million, with a corresponding decrease of $.03 for both basic and diluted earnings per share. During 1998, the Company issued both preferred and common stock in connection with its acquisitions which reduced net income available to common shareholders and basic and diluted earnings per share during the first quarter of 1999.

All Communities
The operating performance of the Company's 329 communities with 86,989 apartment homes for the three months ended March 31, 1999, and 264 communities with 70,057 apartment homes for the three months ended March 31, 1998, respectively, is summarized in the chart below (dollars in thousands):


                                                1999        1998        % Change
                                             -----------------------------------
Property rental income                       $ 153,421   $ 103,893       47.7%
Property operating expenses (excluding
     depreciation and amortization)            (60,680)    (40,913)      48.3%
                                             -----------------------------------

Property operating income                    $  92,741   $  62,980       47.3%
                                             ===================================
Weighted average number of apartment homes      87,244      63,005       38.5%
Physical occupancy                                92.0%       92.3%      (0.3)%

Due to the acquisition and development of 30,046 apartment homes since January 1, 1998, the weighted average number of apartment homes increased 38.5% to 87,244 for the three months ended March 31, 1999, which resulted in significant increases in property rental income and property operating expenses during the first quarter of 1999.

Same Communities
The operating performance of the Company's 205 same communities with 56,585 apartment homes for the three months ended March 31, 1999 and 1998 is summarized below (dollars in thousands):



                                          1999          1998          % Change
                                      ------------------------------------------
Property rental income                $  98,747       $  95,118         3.8%
Property operating expenses (excluding
     depreciation and amortization)     (38,442)        (37,283)        3.1%
                                      ------------------------------------------

Property operating income             $  60,305      $   57,835         4.3%
                                      ==========================================
Physical occupancy                         92.0%           92.3%       (0.3)%
Average monthly rents                 $     621      $      599         3.7%


For the three months ended March 31,1999, the Company's same communities provided approximately 64.4% of the Company's property rental income and 65.0% of its property operating income. During the first three months of 1999, the Company's same communities continued to generate rent growth greater than the rate of inflation. Compared to the same period last year, property rental income from these apartment homes grew 3.8%, or approximately $3.6 million, reflecting an increase in average monthly rents of 3.7% to $621 per month while physical occupancy decreased 0.3% to 92.0% compared to the same period last year. A portion of the rent growth reflected the impact of the Company's upgrade and revenue enhancing expenditure programs that has been ongoing during the past several years. The operating margin (property operating income divided by property rental income) improved 0.3% to 61.1% as a result of increased property rental income during this period. The Company expects to maintain annualized rent growth in the 3% range and physical occupancy in the 92% range during 1999.

For the three months ended March 31, 1999, property operating expenses at the same communities increased 3.1%, or $1.2 million. The increase was primarily the result of a $1.1 million increase in personnel costs as the Company experienced pressure on wages due to low unemployment and tighter job markets, particularly in the service area, as well as, increased overhead costs such as hospitalization and workers' compensation.

Non-Mature Communities
The operating performance for the three months ended March 31, 1999 for the Company's 124 non-mature communities with 30,404 homes is summarized in the chart below (dollars in thousands):

                                                                             Property            Development
                             1998 Acquisitions      1999 Acquisitions      Dispositions          Properties     Total Non-Mature
                           ---------------------    -----------------    ---------------       --------------  ------------------
                              1999         1998       1999     1998      1999       1998        1999     1998     1999      1998
                           ---------------------      -------------      ----------------      --------------   -----------------
Property rental income     $ 51,721       $2,791      $404      $--      $546      $5,477      $2,003    $507   $54,674    $8,775
Property operating
  expenses (excluding
  depreciation and
  amortization)             (20,646)        (782)     (184)      --      (313)     (2,557)     (1,095)   (291)  (22,238)   (3,630)
                           ---------------------      -------------      ----------------      --------------   -----------------
Property operating
  income                   $ 31,075    $   2,009     $ 220      $--      $233     $ 2,920     $   908    $216   $32,436    $5,145
                           =====================      ==============     =================    ===============   =================

For the three months ended March 31, 1999, the Company's non-mature communities provided approximately 35.6% of the Company's property rental income and 35.0% of its property operating income. For the quarter ended March 31, 1999, these communities had physical occupancy of 91.8% (excluding Development Properties undergoing lease-up) and an operating margin of 59.3%. For the first quarter of 1999, the non-mature communities provided average monthly rents of $656 per home per month which is higher than the same communities. The higher rents is a result of the new markets, particularly in California, that the Company entered during 1998, which provide for higher rents per apartment home.

1998 Acquisitions
Single Acquisitions and ASR Portfolio
Included in this category are (i) 24 communities with 6,959 apartment homes acquired in individual and portfolio transactions by the Company during 1998 and
(ii) 39 communities with 7,550 apartment homes included in the ASR portfolio acquired on March 27, 1998. The first year return on investment (property rental income less property operating expenses divided by the average capital investment in real estate) for these communities for the three months ended March 31, 1999, on an average investment of $651 million, was 8.5%. These communities continue to be upgraded and repositioned, which is expected to improve their operating results during the remaining quarters of 1999.

American Apartment Communities II, Inc. (AAC)
The acquisition of 53 communities with 14,001 apartment homes on December 7, 1998 included in the statutory merger with AAC met the Company's proforma acquisition expectations during the first quarter of 1999, providing an annualized first year return on investment of 8.7% on an average investment of $768 million. In addition, these communities achieved physical occupancy of 93.4% during this same period which is higher than the Company's average physical occupancy.

1999 Acquisitions
Included in this category is one community with 288 apartment homes acquired by the Company during the first quarter of 1998 which is projected to have a first year average return on investment in the 9.5% range.

Property Dispositions
Included in this category are the 20 communities with 5,834 apartment homes sold as part of the Company's strategic repositioning program (see Disposition of Investments under Liquidity and Capital Resources) since January 1, 1998. These communities did not have a material impact on the first quarter 1999 results of operations.

Development Properties
This represents the 1,288 homes developed at various times since January 1, 1998. These communities did not have a material impact on the first quarter 1999 results of operations. Once stabilized, development communities are projected to generate an average return on investment in excess of 10%.

Real Estate Depreciation
Real estate depreciation increased $8.5 million or 40.4% for the three months ended March 31, 1999 over the same period last year. This increase is directly attributable to the addition of depreciable real estate assets as a result of the Company's acquisition, development and capital expenditure programs during 1998.

Interest Expense
Interest expense increased $15.3 million for the three months ended March 31, 1999 over the same period last year. The weighted average amount of debt employed during the first three months of 1999 was higher than it was for the same period during 1998 ($2.2 billion in 1999 versus $1.2 billion in 1998). The weighted average interest rate on this debt for the three month period was 7.4%, reflecting no change from the same period last year. For the three months ended March 31, 1999 and 1998, total interest capitalized was $1.7 million and $0.5 million, respectively.

General and Administrative
During the three months ended March 31, 1999, general and administrative expenses increased by $1.3 million or 60.7% over the same period last year primarily due to (i) the added infrastructure costs incurred due to the increased size of the Company, (ii) the change in accounting for internal acquisition costs subsequent to March 19, 1998, (iii) increased costs associated with the Company's annual report and proxy which were completed earlier in 1999 than in 1998 and (iv) severance compensation fully expensed in the quarter.

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

The Company is commencing the assessment phase for non-IT operating equipment at its communities (gates, security, telephone, elevator, HVAC systems and other such systems). This assessment will be completed by June 1, 1999, with any remediation to be completed by November 1, 1999.

The Company is also assessing the Year 2000 compliance of vendors and other external relationships to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. The Company has initiated formal communication with these parties. The Company cannot ensure timely compliance of third parties and; therefore, could be adversely affected by failure of a significant third party to become Year 2000 compliant. The effect, if any, on the Company's results of operations from the failure of such third parties to be Year 2000 compliant is not reasonably estimable.

The Company estimates that the total Year 2000 project cost will be approximately $100,000, of which approximately 70% has been incurred as of March 31, 1999. Amounts expended to ensure Year 2000 compliance have been funded by cash flows from operations and are not expected to have a material impact on the Company's financial position, results of operations, or cash flows. The Company believes that its Year 2000 initiatives are adequate to address reasonably likely Year 2000 issues.

------------------------------------------------------------------------------------------
                              Assessment                                Remediation /
                              % Complete            Compliance             Testing
                                                                     Expected Completion
------------------------------------------------------------------------------------------
IT - Mission-Critical
Applications                     100%                  100%               July 1999
------------------------------------------------------------------------------------------
IT - Desktop
Hardware / Software              95%                   90%                July 1999
------------------------------------------------------------------------------------------
IT - Network
Hardware / Software              90%                   90%                July 1999
------------------------------------------------------------------------------------------
Operating Equipment         50%, Expected            Expected
at Communities               Completion,           Completion,          November 1999
                              June 1999            August 1999
------------------------------------------------------------------------------------------

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

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

Information required by Item 3 regarding Quantitative and Qualitative Disclosure of Market Risk is included in Part II, Item 2 of this Form 10-Q included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

        None

Item 3. DEFAULT UPON SENIOR SECURITIES

        None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 11, 1999, the Company held its Annual Meeting of Shareholders. A total of 92,415,129 shares of common stock, representing 88.8% of the shares outstanding and entitled to vote as of the March 26, 1999 record date were presented in person or by proxy and constituted a quorum.

        At the meeting, eleven (11) directors were re-elected. Each director will serve an approximate one (1) year term until the Company's next Annual Meeting. The following persons were elected Directors with each receiving at least 87,293,861 shares, representing 83.9% of the total number of shares entitled to vote at the meeting and 94.5% of the shares voted: Jeff C. Bane, R. Toms Dalton, Robert P. Freeman, Jon A. Grove, James D. Klingbeil, Barry M. Kornblau, John P. McCann, Lynne B. Sagalyn, Mark J. Sandler, Robert W. Scharar and John S. Schneider.

Item 5. OTHER INFORMATION

        None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed on the accompanying index to exhibits are filed as part of this quarterly report.

(b) A Form 8-K dated January 20, 1999 was filed with the Securities and Exchange Commission on January 20, 1999. The filing included pro forma financial statements for the Company for the nine months ended September 30, 1998.

        A Form 8-K dated March 29, 1999 was filed with the Securities and Exchange Commission on March 29, 1999. The filing included pro forma financial statements for the Company for the twelve months ended December 31, 1998.

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


Exhibit           Description                                 Location
----------        ---------------------                       -------------------------
2(a)              Agreement and Plan of Merger dated          Exhibit 2(a) to the Companys Form S-4 Registration
                  as of December 19, 1997, between            Statement (Registration No. 333-45305) filed with
                  the Company, ASR Investment                 the Commission on January 30, 1998.
                  Corporation and ASR Acquisition Sub,
                  Inc.

2(b)              Agreement of Plan of Merger dated as        Exhibit 2(c) to the Companys Form S-3 Registration
                  of  September 10, 1998, between the         Statement (Registration No. 333-64281) filed with
                  Company and American Apartment              the Commission on September 25, 1998.
                  Communities II, Inc. including as
                  exhibits thereto the proposed terms
                  of the Series D Preferred Stock and the
                  proposed form of Investment Agreement
                  between the Company, United Dominion
                  Realty, L.P., American Apartment
                  Communities II, Inc., American
                  Apartment Communities Operating
                  Partnership, L.P., Schnitzer Investment
                  Corp., AAC Management LLC and LF
                  Strategic Realty Investors, L.P.

2(c)              Partnership Interest Purchase and Exchange  Exhibit 2(d) to the Companys Form S-3 Registration
                  Agreement dated as of September 10, 1998,   Statement (Registration No. 333-64281) filed with
                  between the Company, United Dominion        the Commission on September 25, 1998.
                  Realty, L.P., American Apartment
                  Communities Operating Partnership, L.P.,
                  AAC Management LLC, Schnitzer
                  Investment Corp., Fox Point Ltd. and
                  James D. Klingbeil including as an exhibit
                  thereto the proposed form of the Third
                  Amended and Restated Limited Partnership
                  Agreement of United Dominion Realty, L.P.

3(a)              Restated Articles of Incorporation          Exhibit 4(a)(ii) to the Companys Form S-3
                                                              Registration Statement (Registration No. 333-72885)
                                                              filed with the Commission on February 24, 1999.

3(b)              Restated By-Laws                            Exhibit 3(b) to the Companys Annual Report
                                                              on Form 10-K for the year ended December
                                                              31, 1998.

4(i)(a)           Specimen Common Stock                       Exhibit 4(i) to the Companys Annual Report


                  Certificate                                 on Form 10-K for the year ended December
                                                              31, 1993.

4(i)(b)           Form of Certificate for Shares              Exhibit 1(e) to the Companys Form 8-A
                  of 9 1/4% Series A Cumulative               Registration Statement dated April 24, 1995.
                  Redeemable Preferred Stock

4(i)(c)           Form of Certificate for Shares              Exhibit  1(e)  to the Companys Form 8-A
                  of 8.60% Series B Cumulative                Registration Statement dated June 11, 1997.
                  Redeemable Preferred Stock

4(i)(d)           Rights Agreement dated as of                Exhibit 1 to the Companys Form 8-A
                  January 27, 1998, between the Company       Registration Statement dated February 4, 1998.
                  and ChaseMellon Shareholder Services,
                  L.L.C., as Rights Agent.

4(i)(e)           Form of Rights Certificate                  Exhibit 4(e) to the Companys Form 8-A
                                                              Registration Statement dated February 4, 1998.

4(ii)(e)          Note Purchase Agreement dated               Exhibit 6(c)(5) to the Companys Form 8-A
                  as of February 15, 1993, between            Registration Statement dated April 19, 1990.
                  the Company and CIGNA Property
                  and Casualty Insurance Company,
                  Connecticut General Life Insurance
                  Company, Connecticut General Life
                  Insurance Company, on behalf of
                  one or more separate accounts,
                  Insurance Company of North
                  America, Principal Mutual Life
                  Insurance Company and Aid
                  Association for Lutherans

 10(i)            Employment Agreement between                Exhibit 10(i) to the Companys Annual Report
                  the Company and John P. McCann              on Form 10-K for the year ended December 31,
                  dated December 8, 1998.                     1998.

10(ii)            Employment Agreement between                Exhibit 10(ii) to the Companys Annual Report
                  the Company and John S. Schneider           on Form 10-K for the year ended December 31,
                  dated  December 8, 1998.                    1998.

10(iii)           Employment Agreement between                Exhibit 10(iii) to the Companys Annual Report
                  the Company and Richard Giannotti           on Form 10-K for the year ended December 31,
                  dated  December 8, 1998.                    1998.

10(iv)            1985 Stock Option Plan,                     Exhibit 10(iv) to the Companys Quarterly
                  as amended.                                 Report on Form 10-Q for the quarter ended
                                                              June 30, 1998.

10(v)             1991 Stock Purchase and Loan                Exhibit 10(viii) to the Companys Quarterly Report
                  Plan.                                       on Form 10-Q for the quarter ended March 31, 1997.




10(vi)            Third Amended and Restated                 Exhibit 10(vi) to the Companys Annual Report
                  Agreement of Limited Partnership of        on Form 10-K for the year ended December 31,
                  United Dominion Realty, L.P.               1998.
                  Dated as of December 7, 1998.

10(vi)(a)         Subordination Agreement dated               Exhibit 10(vi)(a) to the Companys Form 10-Q for
                  April 16, 1998, between the                 the quarter ended March 31, 1998.
                  Company and United Dominion
                  Realty, L.P.

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

United Dominion Realty Trust, Inc.
-------------------------------------
          (registrant)


Date: May 17, 1999                         /s/ John P. McCann
                                           ----------------------------------
                                            John P. McCann
                                            Chairman of the Board
                                            and Chief Executive Officer

Date: May 17, 1999                         /s/ Robin R. Flanagan
                                           ----------------------------------
                                            Robin R. Flanagan
                                            Assistant Vice President and
                                            Chief Accounting Officer