Form 10-Q
period 1999-06-30
UNITED DOMINION REALTY TRUST INC
filed 1999-08-13
CIK 74208

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

                  For the quarterly period ended June 30, 1999

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         Commission file number 1-10524
                                               ---------


                       UNITED DOMINION REALTY TRUST, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            Virginia                                       54-0857512
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation of organization)                       Identification No.)


              10 South Sixth Street, Richmond, Virginia 23219-3802
--------------------------------------------------------------------------------
               (Address of principal executive offices - zip code)


                                 (804) 780-2691
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to filing requirements for at least the past 90 days.

                                        Yes     X        No
                                           ----------       -----------

                       APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 9, 1999:

Common Stock, $1 Par Value:         104,074,410


                                               UNITED DOMINION REALTY TRUST, INC.
                                                   CONSOLIDATED BALANCE SHEETS
                                              (In thousands, except share data)
                                                           (Unaudited)

                                                                              June 30,                         December 31,
                                                                                1999                               1998
-------------------------------------------------------------------------------------------------------------------------------

ASSETS
Real estate owned:
      Real estate held for investment                                  $          3,565,716               $          3,643,245
           Less: accumulated depreciation                                           316,764                            280,663
                                                                          ------------------                 ------------------
                                                                                  3,248,952                          3,362,582
      Real estate under development                                                  93,323                             99,395
      Real estate held for disposition (net of accumulated
         depreciation of $37,583)                                                   270,460                            174,145
                                                                          ------------------                 ------------------
      Total real estate owned, net of accumulated depreciation                    3,612,735                          3,636,122
Cash and cash equivalents                                                            15,916                             18,529
Restricted cash                                                                      51,878                             50,805
Deferred financing costs, net of accumulated amortization                            13,766                             10,894
Other assets                                                                         83,469                             39,038
                                                                          ------------------                 ------------------
      Total assets                                                     $          3,777,764               $          3,755,388
                                                                          ==================                 ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable-secured                                                  $          1,049,493               $          1,072,185
Notes payable-unsecured                                                           1,119,151                          1,045,564
Real estate taxes payable                                                            25,638                             29,078
Accrued interest payable                                                             14,660                             20,714
Security deposits and prepaid rent                                                   21,660                             21,125
Distributions payable                                                                36,946                             31,423
Accounts payable, accrued expenses and other liabilities                             32,788                             45,736
                                                                          ------------------                 ------------------
      Total liabilities                                                           2,300,336                          2,265,825

Minority interests                                                                  107,410                            115,442

Shareholders' equity:
      Preferred stock, no par value; $25 liquidation preference,
        25,000,000 shares authorized;
           4,200,000 shares 9.25% Series A Cumulative Redeemable                    105,000                            105,000
           6,000,000 shares 8.60% Series B Cumulative Redeemable                    150,000                            150,000
           8,000,000 shares 7.50% Series D Cumulative Convertible
              Redeemable                                                            175,000                            175,000
      Common stock, $1 par value; 150,000,000 shares authorized
           104,250,306 shares issued and outstanding (103,639,117
              in 1998)                                                              104,250                            103,639
      Additional paid-in capital                                                  1,097,320                          1,090,432
      Distributions in excess of net income                                        (253,609)                          (242,331)
      Deferred compensation - unearned restricted stock awards                         (391)                                --
      Notes receivable from officer-shareholders                                     (7,552)                            (7,619)
                                                                          ------------------                 ------------------
      Total shareholders' equity                                                  1,370,018                          1,374,121
                                                                          ------------------                 ------------------
      Total liabilities and shareholders' equity                       $          3,777,764               $          3,755,388
                                                                          ==================                 ==================

                                                 UNITED DOMINION REALTY TRUST, INC.
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (In thousands, except per share data)
                                                             (Unaudited)


                                                                 Three Months Ended June 30,             Six Months Ended June 30,
                                                                 ---------------------------             -------------------------
                                                                    1999              1998                 1999             1998
                                                                -----------------------------          ----------------------------

Rental income                                                     $154,430          $118,176             $308,221         $222,275

Rental expenses:
            Real estate taxes and insurance                         16,515            12,056               32,510           22,753
            Personnel                                               16,411            12,712               33,039           22,879
            Utilities                                                7,390             6,140               15,639           11,945
            Repair and maintenance                                  10,448             9,352               19,705           16,512
            Administrative and marketing                             6,432             4,338               12,435            8,098
            Other operating expenses                                   281                72                  678               52
            Property management                                      4,784             4,648                9,296            8,033
                                                                -----------    --------------       --------------   --------------
                                                                    62,261            49,318              123,302           90,272
Other income:
            Interest and other non-property income                     483             1,147                  930            2,159

Other expenses:
            Real estate depreciation                                31,465            25,548               60,857           46,476
            Interest                                                38,918            25,736               76,997           48,561
            Impairment loss on real estate owned                     7,100               ---                7,100              ---
            General and administrative                               2,750             2,539                6,444            4,618
            Other depreciation and amortization                      1,030               795                2,121            1,541
                                                                -----------    --------------       --------------   --------------
                                                                    81,263            54,618              153,519          101,196
                                                                -----------    --------------       --------------   --------------

Income before gains on sales of investments, minority
    interests and extraordinary item                                11,389            15,387               32,330           32,966
Gains on sales of investments                                       32,214            20,721               32,405           20,461
                                                                -----------    --------------       --------------   --------------
Income before minority interests and extraordinary item             43,603            36,108               64,735           53,427
Minority interests of outside partnerships                            (214)              ---                 (381)             ---
Minority interests of unitholders in operating partnerships         (3,098)             (987)              (3,981)          (1,122)
                                                                -----------    --------------       --------------   --------------
Income before extraordinary item                                    40,291            35,121               60,373           52,305
Extraordinary item - early extinguishment of debt                      509              (116)                 509             (116)
                                                                -----------    --------------       --------------   --------------
Net income                                                          40,800            35,005               60,882           52,189
Distributions to preferred shareholders-Series A and B              (5,653)           (5,653)             (11,306)         (11,303)
Distributions to preferred shareholders-Series D (Convertible)      (3,787)              ---               (7,573)             ---
                                                                -----------    --------------       --------------   --------------
Net income available to common shareholders                        $31,360           $29,352              $42,003          $40,886
                                                                ===========    ==============       ==============   ==============

Earnings per common share:
      Basic                                                          $0.30             $0.29                $0.40            $0.42
                                                                ===========    ==============       ==============   ==============
      Diluted                                                        $0.30             $0.29                $0.40            $0.42
                                                                ===========    ==============       ==============   ==============

Common distributions declared per share                            $0.2650           $0.2625              $0.5300          $0.5250
                                                                ===========    ==============       ==============   ==============

Weighted average number of common shares outstanding-basic         104,324           101,562              104,274           96,244
Weighted average number of common shares outstanding -diluted      104,338           101,667              104,284           96,355


See accompanying notes to consolidated financial statements.



                                                 UNITED DOMINION REALTY TRUST, INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In thousands)
                                                             (Unaudited)


Six months ended June 30,                                                                    1999                        1998
----------------------------------------------------------------------------------------------------------------------------------

Operating Activities
      Net income                                                                     $         60,882             $        52,189
      Adjustments to reconcile net income to cash provided
           by operating activities:
            Depreciation and amortization                                                      62,978                      48,017
            Minority interests                                                                  4,362                       1,122
            Impairment loss on real estate owned                                                7,100                          --
            Amortization of deferred financing costs                                            1,729                         965
            Gains on sales of investments                                                     (32,405)                    (20,461)
            Extraordinary item-early extinguishment of debt                                      (509)                        116
            Changes in operating assets and liabilities:
                 Decrease in operating liabilities                                            (19,391)                       (811)
                 Increase in operating assets                                                  (9,151)                     (1,307)
                                                                                         -------------               -------------
Net cash provided by operating activities                                                      75,595                      79,830

Investing Activities
      Development of real estate assets, including acquisition of land                        (56,597)                    (30,075)
      Capital expenditures to real estate assets                                              (32,529)                    (30,209)
      Acquisition of real estate, net of liabilities assumed                                  (26,250)                   (129,049)
      Proceeds from sales of investments                                                       99,790                     134,850
      Funds held in escrow from 1031 exchanges pending acquisition of real estate             (32,936)                    (30,878)
      Issuance of and payments on notes receivable                                              1,132                     (12,951)
      Net cash acquired or paid in connection with mergers                                     (4,331)                        330
      Capital expenditures-non real estate assets                                              (3,155)                     (3,728)
                                                                                         -------------               -------------
Net cash used in investing activities                                                         (54,876)                   (101,710)

Financing Activities
      Proceeds from notes payable - unsecured (Medium-Term Notes)                             190,000                          --
      Proceeds from secured credit facility - FNMA                                            129,655                          --
      Proceeds from the issuance of common stock                                                8,685                      29,017
      Proceeds from notes payable - unsecured -Bonds                                            7,345                          --
      Proceeds from the issuance of common stock through
          unit investment trusts                                                                   --                      38,876
      Net (payments) borrowings of short-term bank debt                                       (23,100)                     96,900
      Distributions paid to common shareholders                                               (52,787)                    (48,963)
      Distributions paid to preferred shareholders                                            (16,078)                    (11,303)
      Distributions paid to minority interest operating partnership unitholders                (3,651)                     (2,586)
      Proceeds from the issuance of notes payable - secured                                        --                       7,770
      Non-scheduled principal payments on notes payable - secured                            (126,651)                    (46,431)
      Payments on notes payable - unsecured                                                   (82,528)                     (7,504)
      Repurchase of notes payable - unsecured                                                 (17,990)                         --
      Payment of notes payable - secured in connection with the sales of investments          (15,729)                    (18,288)
      Scheduled principal payments on notes payable - secured                                  (9,718)                     (3,192)
      Payments of financing costs                                                              (4,790)                     (1,314)
      Cash paid to redeem operating partnership units                                          (3,375)                         --
      Repurchase of common stock                                                               (2,594)                         --
      Purchase of restricted stock                                                               (476)                         --
                                                                                         -------------               -------------
Net cash (used in) provided by financing activities                                           (23,332)                     32,982
                                                                                         -------------               -------------

Net (decrease) increase in cash and cash equivalents                                           (2,613)                     11,102
Cash and cash equivalents, beginning of period                                                 18,529                         473
                                                                                         -------------               -------------

Cash and cash equivalents, end of period                                             $         15,916             $        11,575
                                                                                         =============               =============

Supplemental Information:
      Interest paid during the period                                                $         84,975             $        48,496
      Conversion of operating partnership units to common stock                                 1,005                          --
      Non-cash transactions associated with the acquisition of properties:
            Secured debt assumed                                                                   --                      86,626
            Issuance of operating partnership units                                                --                      17,617
            Issuance of common stock                                                               --                       1,077
      Non-cash transactions associated with Mergers:
            Real estate assets acquired                                                            --                     313,700
            Other operating assets acquired                                                        --                       8,848
            Issuance of common stock                                                               --                     108,465
            Issuance of operating partnership units                                                --                      21,420
            Secured debt assumed                                                                   --                     179,440
            Operating liabilities assumed                                                          --                      13,553




See accompanying notes to consolidated financial statements.




                                                 UNITED DOMINION REALTY TRUST, INC.
                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                   Six Months Ended June 30, 1999
                                                (In thousands, except per share data)
                                                             (Unaudited)



Preferred Stock
Balance, December 31, 1998                                                                                           $ 430,000
                                                                                                          ---------------------
Balance, June 30, 1999                                                                                               $ 430,000
                                                                                                          =====================

Common Stock, $1 Par Value
Balance, December 31, 1998                                                                                           $ 103,639
      Issuance of common shares through dividend reinvestment
           and stock purchase plan                                                                                         843
      Purchase of treasury stock                                                                                          (232)
      Purchase of common stock for restricted stock awards                                                                 (46)
      Issuance of restricted stock awards                                                                                   46
                                                                                                          ---------------------
Balance, June 30, 1999                                                                                               $ 104,250
                                                                                                          =====================

Additional Paid-in Capital
Balance, December 31, 1998                                                                                         $ 1,090,432
      Issuance of common shares through dividend reinvestment
           and stock purchase plan                                                                                       7,716
      Issuance of common shares to employees, officers and director-shareholders                                            59
      Purchase of treasury stock                                                                                        (2,362)
      Adjustment for cash purchase and conversion of minority interests of
           unitholders in Operating Partnerships                                                                         1,475
                                                                                                          ---------------------
Balance, June 30, 1999                                                                                             $ 1,097,320
                                                                                                          =====================

Distributions in Excess of Net Income
Balance, December 31, 1998                                                                                          $ (242,331)
      Net income                                                                                                        60,882
      Common stock distributions declared ($.53 per share)                                                             (53,281)
      Preferred stock distributions declared-Series A ($1.16 per share)                                                 (4,856)
      Preferred stock distributions declared-Series B ($1.08 per share)                                                 (6,450)
      Preferred stock distributions declared-Series D ($.95 per share)                                                  (7,573)
                                                                                                          ---------------------
Balance, June 30, 1999                                                                                              $ (253,609)
                                                                                                          =====================

Deferred compensation - unearned restricted stock awards
Balance, December 31, 1998                                                                                          $        -
      Issuance of restricted stock awards                                                                                 (476)
      Amortization of deferred compensation                                                                                 85
                                                                                                          ---------------------
Balance, June 30, 1999                                                                                                  $ (391)
                                                                                                          =====================

Notes Receivable from Officer-Shareholders
Balance, December 31, 1998                                                                                            $ (7,619)
      Principal repayments                                                                                                  67
                                                                                                          ---------------------
Balance, June 30, 1999                                                                                                $ (7,552)
                                                                                                          =====================

Total Shareholders' Equity                                                                                         $ 1,370,018
                                                                                                          =====================

See accompanying notes to consolidated financial statements.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       Basis of Presentation

The accompanying consolidated financial statements include the accounts of United Dominion Realty Trust, Inc. and its subsidiaries, including United Dominion Realty, L.P., its Operating Partnership, and Heritage Communities, L.P. (collectively, "United Dominion"). As of June 30, 1999, there were 38,338,636 units in the Operating Partnership outstanding, of which, 30,920,389, or 80.7% were owned by United Dominion and 7,418,247, or 19.3% were owned by non-affiliated limited partners. In connection with the acquisition of ASR Investments Corporation, United Dominion acquired Heritage Communities, L.P., a Delaware limited partnership (Heritage OP). As of June 30, 1999, there were 3,512,423 units in the Heritage OP outstanding, of which, 2,974,252 or 84.7% were owned by United Dominion and 15.3% were owned by non-affiliated limited partnerships. The financial statements of United Dominion include the minority interests of the unitholders in the operating partnerships.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and related notes appearing in United Dominion's December 31, 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

In the opinion of management, the consolidated financial statements reflect all adjustments which are necessary for fair presentation of financial position at June 30, 1999 and results of operations for the interim periods ended June 30, 1999 and 1998. Such adjustments are normal and recurring in nature. All significant inter-company accounts and transactions have been eliminated in consolidation. The interim results presented are not necessarily indicative of results that can be expected for a full year.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates.

Certain previously reported amounts have been reclassified to conform with the current financial statement presentation.

2. Real Estate Held for Investment

At June 30, 1999, there are 281 communities with 76,667 apartment homes classified as real estate held for investment. The following table summarizes the components of real estate held for investment at June 30, 1999 and December 31, 1998:

                                           June 30,              December 31,
Dollars in thousands                        1999                     1998
------------------------------------------------------------------------------
Land and land improvements              $   635,447              $    647,328
Buildings and improvements                2,747,810                 2,819,312
Furniture, fixtures and equipment           165,821                   169,364
Construction in progress                     16,638                     7,241
                                         -----------              -----------
Real estate held for investment           3,565,716                 3,643,245
Accumulated depreciation                   (316,764)                (280,663)
                                         -----------              -----------
Real estate held for investment, net
     of accumulated depreciation         $ 3,248,952              $ 3,362,582
                                         ===========              ===========

At the beginning of June, United Dominion embarked on an accelerated disposition plan for non-strategic properties. As a result of the review of its real estate apartment portfolio, 21 properties included in real estate held for investment were moved to real estate held for disposition during the second quarter. Accordingly, through the review and analysis of communities targeted for strategic disposition which included exiting one of United Dominion's major markets, an aggregate $7.1 million impairment loss was recognized on five communities. An impairment loss was indicated as a result of the net book value of the assets held for disposition being greater than the estimated fair market value less the cost of disposal.

3. Notes Payable - Secured

Notes payable-secured, which encumber $1.9 billion or 47.8% of United Dominion's real estate owned, ($2.1 billion or 52.2% of United Dominion's real estate owned is unencumbered) consist of the following at June 30, 1999:

                                        Principal     Weighted Average      Weighted Average        No. Communities
Dollars in thousands                     Balance       Interest Rate        Years to Maturity         Encumbered
--------------------------------------------------------------------------------------------------------------------
Fixed-Rate Debt
Mortgage Notes Payable (a)           $    589,717          7.98%                   6.2                     93
Tax-Exempt Notes Payable                  113,508          6.99%                  13.1                     16
REMIC Financings                           70,068          7.88%                   1.5                     23
Secured Notes Payable (b)(c)               52,000          7.49%                   0.1                      8
                                      ------------------------------------------------------------------------------
     Total Fixed-Rate Notes Payable       825,293          7.80%                   6.4                    140

Variable-Rate Debt
Mortgage Notes Payable                     27,998          7.40%                  15.2                     10
Tax-Exempt Notes Payable                   66,547          4.17%                  17.7                      5
Secured Credit Facilities (FNMA) (c)      129,655          5.70%                   4.7                     12
                                     -------------------------------------------------------------------------------

     Total Variable-Rate Notes Payable     224,200         5.45%                   9.9                     27
                                      ------------------------------------------------------------------------------
Total Notes Payable - Secured         $  1,049,493         7.30%                   7.1                    167
                                      ==============================================================================

(a) Includes fair value adjustments aggregating $16.7 million recorded in connection with the ASR Merger and the AAC Merger on March 27, 1998 and December 7, 1998, respectively.
(b) Secured notes payable consist of a $31.7 million variable-rate secured senior credit facility which encumbers five communities and three secured variable-rate notes payable aggregating $20.3 million, all of which matured in August 1999 and were paid off with proceeds from the additional $66 million borrowed under the FNMA credit facility in August 1999.
(c) United Dominion has six interest rate swap agreements associated with secured debt with an aggregate notional value of $52 million under which United Dominion pays a fixed-rate of interest and receives a variable-rate on the notional amounts. The interest rate swap agreements effectively change United Dominion's interest rate exposure on $52 million from a variable-rate to a weighted average fixed-rate of approximately 7.49%.
(d) During the first six months of 1999, United Dominion closed $129.7 million of a $200 million revolving credit facility (the "Credit Facility") with the Federal National Mortgage Association. The Credit Facility currently bears a variable rate of interest of 5.70%. The financing is for an initial term of five years, bears interest at a floating rate which can be fixed for periods of up to 270 days, and can be extended for an additional five or ten years at United Dominion's discretion.

4.  Notes Payable - Unsecured

A summary of notes payable - unsecured at June 30, 1999 and December 31, 1998 is as follows (dollars in thousands):

                                                              June 30,               December 31,
                                                                1999                      1998
                                                          -------------              ------------
Commercial Banks
         Borrowings outstanding under
            revolving credit facilities (a)                   $ 216,900                  $240,000

Insurance Companies--Senior Unsecured Notes
         7.98% due March, 2000-2003 (b)                          29,800                    37,228

Other  (c)                                                        5,596                     5,836
Senior Unsecured Notes - Other
         7.73% Medium-Term Notes due April 2005 (f)              25,000                        --
         7.53% Medium-Term Notes due April 2029 (d) (f)          15,000                        --
         5.05% City of Portland, OR Bonds due October 2003        7,345                        --
         7.60% Medium-Term Notes due January 2002 (f)            70,000                        --
         7.67% Medium-Term Notes due January 2004 (f)            58,000                        --
         7.65% Medium-Term Notes due January 2003 (e) (f)        10,000                        --
         7.22% Medium-Term Notes due February 2003 (f)           12,000                        --
         8.50% Monthly Income Notes due November 2008            61,985                    62,500
         8.13% Senior Notes due November 2000                   146,150                   150,000
         7.25% Notes repaid April 1999                               --                    75,000
         8.50% Debentures due September 2024 (g)                150,000                   150,000
         7.95% Medium-Term Notes due July 2006                  123,400                   125,000
         7.25% Notes due January 2007                           112,975                   125,000
         7.07% Medium-Term Notes due November 2006               25,000                    25,000
         7.02% Medium-Term Notes due November 2005               50,000                    50,000
                                                          -------------              ------------
                                                                866,855                   762,500
                                                          -------------              ------------
               Total Notes Payable - Unsecured              $ 1,119,151                $1,045,564
                                                            ===========                ==========

(a) Weighted average interest rate of 5.6% and 6.0% at June 30, 1999 and December 31, 1998, respectively.
(b)      Payable in four equal principal installments of $7.4 million.
(c) Includes $5.0 million and $5.4 million at June 30, 1999 and December 31, 1998, respectively, of deferred gains from the termination of interest rate risk management agreements.
(d) Notes include an investor put feature which grants options to redeem the notes in April 2003, 2009, 2014 and 2019 at par.
(e) United Dominion has one interest rate swap agreement associated with unsecured debt with an aggregate notional value of $10 million under which United Dominion pays a fixed-rate of interest and receives a variable-rate on the notional amount. The interest rate swap agreement effectively changes United Dominion's interest rate exposure on the $10 million from a variable-rate to a fixed-rate of 7.65%.
(f) During the first six months of 1999, United Dominion issued $190 million aggregate principal amounts of senior unsecured notes under its $200 million Medium-Term Note Program, with a weighted average interest rate of 7.6% and a weighted average term of 6.3 years.
(g) Debentures include an investor put feature which grants a one-time option to redeem debentures in September 2004.

During the second quarter of 1999, United Dominion recognized a $509 thousand extraordinary gain related to the repurchase of $18.0 million of its unsecured notes payable at less than face value.

5.       Earnings Per Share

Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potential common stock equivalents is determined using the treasury stock method based on United Dominion's average stock price. The early extinguishment of debt does not have an effect on the earnings per share calculation for the periods presented. The effect of the conversion of the operating partnership units and convertible preferred stock is not dilutive and is therefore not included in the following calculations. The weighted average effect of the conversion of the operating partnership units for the three and six months ended June 30, 1999 and 1998 was 8,363,908 and 8,476,792 for 1999 and 3,478,649 and 2,311,090 for 1998,
respectively. The weighted average effect of the conversion of the convertible preferred stock for the three and six months ended June 30, 1999 was 12,307,692. The following table sets forth the computation of basic and diluted earning per share.

                                                     Three months ended                    Six months ended
                                                          June 30,                              June 30,
                                                    1999           1998                   1999            1998
                                                 --------------------------             ------------------------
In thousands, except per share data
Numerator for basic and diluted earnings
  per share-net income available to common
  shareholders                                   $  31,360       $  29,352              $  42,003      $  40,886

Denominator:
  Denominator for basic earnings per share-
    weighted average shares                        104,324         101,562                104,274         96,244

Effect of dilutive securities:
    Employee stock options                              14             105                     10            111
                                                 ---------       ---------              ---------      ---------

Dilutive potential common shares
  Denominator for dilutive earnings per
  share-adjusted weighted average shares
  and assumed conversions                          104,338         101,667                104,284         96,355
                                                 =========       =========              =========      =========

Basic earnings per share                         $     .30       $     .29              $     .40      $     .42
                                                 =========       =========              =========      =========
Diluted earnings per share                       $     .30       $     .29              $     .40      $     .42
                                                 =========       =========              =========      =========

6.  Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133), as amended by Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities" - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133, which is required to be adopted in years beginning after June 15, 2000. Statement 133 permits early adoption as of the beginning of any fiscal quarter after its issuance, however, United Dominion does not anticipate adopting Statement 133 until such time as it is required. Statement 133 will require United Dominion to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. United Dominion has not yet determined what the effect of Statement 133 will be on earnings and the financial position of United Dominion, however, management does not anticipate that the adoption of Statement 133 will have a significant effect on earnings or the financial position of United Dominion.

                                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto of United Dominion Realty Trust, Inc. ("United Dominion") appearing elsewhere in this report. This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning 1999 property acquisitions and dispositions, 1999 development activity and capital expenditures, 1999 capital raising activities, 1999 rent growth, occupancy and rental expense growth. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of United Dominion to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting United Dominion, and/or its properties, adverse changes in the real estate markets and general and local economies and business conditions. Although United Dominion believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as representation by United Dominion or any other person that the results or conditions described in such statements or the objectives and plans of United Dominion will be achieved.

United Dominion operates in one defined business segment as an owner, operator, renovator and developer of apartment communities nationwide. Management's strategy is to be a national, highly efficient provider of quality apartment homes. During the past several years, United Dominion has implemented this strategy through the acquisition of portfolios of higher quality communities, the disposition of non-strategic communities, a greater commitment to development and the upgrade of its older communities. United Dominion seeks to be a market leader by operating a sufficiently sized portfolio of apartments within each if its targeted markets in order to drive down operating costs through economies of scale and management efficiencies. United Dominion believes that geographic market diversification increases investment opportunity and decreases the risk associated with cyclical local real estate markets and economies. At June 30, 1999, United Dominion owned 324 communities with 85,402 apartment homes nationwide.

The following table summarizes United Dominion's apartment market information by geographic market:

                                                                         Six Months Ended     Three Months Ended
                               As of  June 30, 1999                       June 30,  1999        June 30, 1999
                   -------------------------------------------------   --------------------  --------------------
                                                                                    Average                Average
                                 No. of       % of       Carrying                   Monthly                Monthly
                      No. of    Apartment   Apartment      Value        Physical    Rental     Physical    Rental
Market             Communities    Homes       Homes    (in thousands)  Occupancy   Rates (a)  Occupancy   Rates (a)
---------------------------------------------------------------------  ---------------------  ---------------------
Dallas/Ft. Worth, TX   29     8,956        10%    $  399,263          94.2%         $ 619          94.1%    $ 622
Houston, TX            25     6,012         7%       228,469          91.9%           570          91.9%      573
Phoenix, AZ            10     3,240         4%       189,207          90.7%           660          89.9%      662
Orlando, FL            14     3,902         5%       185,967          93.5%           661          94.3%      664
San Antonio, TX        13     3,840         4%       174,723          92.2%           615          91.4%      620
Tampa, FL              12     4,018         5%       172,340          91.9%           642          91.6%      643
Nashville, TN          11     3,064         4%       142,762          93.7%           601          95.1%      602
Raleigh, NC             9     2,951         3%       142,269          92.3%           689          91.9%      690
San Francisco, CA       4       980         1%       129,485          98.3%         1,470          98.5%    1,471
Charlotte, NC          10     2,490         3%       120,951          91.1%           676          90.6%      678
Columbus, OH            7     2,282         3%       119,865          93.3%           619          93.2%      619
Columbia, SC           11     3,320         4%       114,265          90.7%           528          91.3%      529
Eastern NC             10     2,710         3%       111,042          86.6%           597          88.5%      592
Monterey
   Peninsula, CA       16     2,076         2%       106,577          93.5%           728          94.4%      734
Memphis, TN             7     2,196         3%       104,958          93.2%           592          94.8%      592
Greensboro, NC          8     2,123         2%       101,911          87.8%           623          88.7%      624
Richmond, VA            8     2,372         3%        99,446          92.1%           656          93.1%      658
Miami /
   Ft. Lauderdale, FL   5     1,280         1%        80,912          91.9%           822          91.5%      826
Baltimore, MD           7     1,596         2%        72,385          95.4%           689          95.4%      691
Atlanta, GA             6     1,426         2%        68,696          91.1%           685          91.2%      688
Portland, OR            4       996         1%        60,074          91.7%           679          91.8%      683
Jacksonville, FL        3     1,157         1%        56,163          89.4%           636          90.6%      638
Hampton Roads, VA       6     1,437         2%        53,665          94.0%           597          94.6%      599
Los Angeles, CA         2       926         1%        53,620          95.7%           738          95.1%      750
Eastern Shore, MD /
    Delaware            6     1,156         1%        52,338          96.6%           659          96.0%      663
Greenville, SC          6     1,436         2%        50,906          85.7%           545          87.3%      546
Lansing, MI             4     1,227         1%        50,674          88.8%           620          85.8%      622
Sacramento, CA          2       914         1%        47,723          97.7%           639          97.5%      642
Seattle, WA             4       790         1%        46,562          90.1%           674          91.3%      679
Denver , CO             2       876         1%        44,347          92.0%           632          92.0%      637
Fort Myers /
    Naples, FL          3       804         1%        45,614          97.6%           664          97.3%      666
Washington, DC          4       803         1%        43,988          95.9%           773          96.0%      775
Fayetteville, NC        3       884         1%        41,026          94.2%           576          93.3%      578
Detroit, MI             4       744         1%        38,234          94.2%           683          94.9%      682
Indianapolis, IN        3       875         1%        32,895          94.4%           518          95.4%      517
 Daytona Beach /
    Melbourne, FL       4       862         1%        32,421          94.1%           583          93.3%      587
Tucson, AZ              8     1,112         1%        28,247          90.1%           423          90.7%      424
Albuquerque, NM         4       758         1%        26,645          83.3%           509          84.6%      507
Austin, TX              2       542         1%        23,526          93.3%           611          91.4%      616
Other Virginia          6     1,154         1%        47,850          92.8%           620          92.9%      620
Other Midwest           5       969         1%        42,597          94.1%           600          94.5%      601
Other California        3       652         1%        27,158          92.3%           581          92.7%      582
Other Washington State  2       536         1%        25,258          77.0%           721          73.2%      699
Other Georgia           2       468         1%        22,549          86.3%           657          86.0%      657
Other Texas             3       776         1%        22,261          86.2%           489          85.1%      488
Arkansas                2       512         1%        22,036          92.8%           590          94.3%      591
Nevada                  1       384         1%        20,640          92.0%           643          94.0%      644
Other South Carolina    2       408        --         13,558          91.1%           439          91.8%      441
Alabama                 1       242        --          8,749          92.2%           510          92.3%      510
Other North Carolina    1       168        --          7,696          95.1%           609          96.8%      612
                      --------------------------------------          -------------------          --------------
     Total            324    85,402       100%    $3,954,513          92.1%          $635          92.3%     $637
                      ======================================          ===================          ==============

(a) Average monthly rental rates represent potential rent collections (gross potential rents less market adjustments), which approximate net effective rents. These figures exclude two acquisition completed in 1999 and development communities in lease-up.

Liquidity and Capital Resources

As a qualified real estate investment trust ("REIT"), United Dominion distributes a substantial portion of its cash flow to its shareholders in the form of quarterly distributions. United Dominion believes that cash provided by operations will be adequate to meet normal operating requirements and payment of distributions by United Dominion in accordance with REIT requirements in both the short and long-term. United Dominion utilizes a variety of primarily external financing sources to fund portfolio growth, major capital improvement programs and balloon debt payments. United Dominion's bank lines of credit generally have been used to temporarily finance these expenditures, and subsequently this short-term bank debt has been replaced with longer-term debt or equity. At June 30, 1999, United Dominion had cash and cash equivalents of $15.9 million and amounts available under its credit facilities aggregating $48.1 million.

United Dominion expects to meet its short-term liquidity requirements through net cash provided by operations and borrowings under credit facilities. To meet certain long-term liquidity requirements, such as scheduled debt maturities, development activity and significant capital improvements, United Dominion expects to issue secured and unsecured notes payable. Although United Dominion believes that it will have the capacity to meet its long-term liquidity needs, there can be no assurance that such additional debt financing or debt and equity offerings will be available or, if available, on terms satisfactory to United Dominion. United Dominion may also fund its capital requirements through: (i) proceeds from asset sales, (ii) common shares sold through United Dominion's Dividend Reinvestment and Stock Purchase Plan, (iii) retained operating cash flow and (iv) the use of unused credit facilities. United Dominion completed the majority of its 1999 financing activity during the first half of 1999 (See Financing Activities). United Dominion has no significant debt maturities until November 2000, except for $70.3 million of notes payable-secured maturing during the third quarter of 1999 which was repaid with the proceeds from additional borrowings under a $200 million revolving credit facility with the Federal National Mortgage Association. In addition, we expect expenditures for development activity to decrease as funding is anticipated to occur through joint venture arrangements.

The following discussion explains the changes in net cash provided by operating activities, net cash used for investing activities and net cash provided by financing activities which are presented in United Dominion's Consolidated Statement of Cash Flows.

Operating Activities

For the six months ended June 30, 1999, United Dominion's cash flow from operating activities of $75.6 million decreased slightly from $79.8 million for the same period last year. The decrease relates primarily to the payment of accrued operating expenses subsequent to December 31, 1998.

Investing Activities

During the six months ended June 30, 1999, net cash used for investing activities was $54.9 million compared to $101.7 million for the same period last year. During 1999, United Dominion's investing activities will consist primarily of the acquisition of real estate with proceeds from the sales of investments and funding its current development commitments and its share of potential joint venture development projects. Changes in the level of investing activities from period to period primarily reflect the changing levels of United Dominion's acquisition, capital expenditure, development and sales programs, as well as, the impact of the capital market environment on these activities. During the past several years, United Dominion has been strategically repositioning its portfolio through the development of communities, the upgrade of its existing portfolio and the disposition of communities that did not meet its long-term strategic direction.

Real estate under development

United Dominion focuses its development activity in certain of its major markets where it is believed that there will be stabilized demand. During 1998, United Dominion increased its commitment to development as part of its strategic repositioning. During the first six months of 1999, United Dominion invested $56.6 million on development projects, including the acquisition of land.

At June 30, 1999, United Dominion had apartment communities with 1,988 apartment homes under development as outlined below (dollars in thousands except estimated cost per home):

                                                                                   Estimated   Estimated Expected
                                               No. Apt.   Completed  Development  Development  Cost per Completion
Property                     Location          Homes      Apt. Homes   Costs         Costs      Home       Date
---------------------------------------------------------------------------------------------------------------
New Communities
----------------
Sierra Foothills             Phoenix, AZ        322          104     $ 15,702     $ 22,400   $ 69,600     4Q99
Alexander Court             Columbus, OH        356          308       20,091       23,000     64,600     3Q99
Legends at Park 10           Houston, TX        236           20        9,142       13,400     56,800     4Q99
Ashton at Waterford Lakes    Orlando, FL        292           54       11,936       19,000     65,100     4Q99
The Meridian  I               Dallas, TX        250           --        5,550       15,500     62,000     2Q00
                                              ----------------------------------------------------------------
                                              1,456          486       62,421       93,300     64,100
Additional Phases
Dominion Crown Point II    Charlotte, NC        220           --        3,647       14,800     67,300     1Q00
Carmel II                San Antonio, TX        312           --        1,907       19,700     63,100     4Q00


Land Held for Future Development                              --       25,348            --        --       --
                                              ----------------------------------------------------------------
                           Total to Date      1,988          486      $93,323     $127,800    $64,300       --
                                              ================================================================

During 1999,  the  following  development  projects were  completed  (dollars in thousands except estimated cost per home):
                                                                               Estimated
                                               No. Apt.    Development         Cost  per     Date       % Leased
Property                     Location          Homes          Costs               Home     Completed    at 6/30/99
----------------------------------------------------------------------------------------------------------------------
New Communities
Stone Canyon                 Houston, TX        216          $ 10,227           $ 47,300      3/99         65.3%
Dominion Franklin          Nashville, TN        360            25,831             71,800      3/99         71.0%
Ashlar I                  Fort Myers, FL        260            18,919             72,800      5/99         68.5%


Additional Phases
Heritage Green  II          Columbus, OH         96             5,897             61,400      5/99         68.8%
                                                ----------------------------------------
                                    Total       932           $ 60,874          $ 65,300
                                                ========================================

United Dominion is committed to completing its real estate currently under development, which has an estimated cost to complete of $59.8 million. Additional development starts planned for the remainder of 1999 will likely be done with financial partners in joint ventures.

Capital Expenditures

United Dominion capitalizes value enhancing improvements plus improvements that substantially extend the useful life of an existing asset. In addition to United Dominion's capital expenditures to upgrade and improve new acquisitions, a significant portion of capital expenditures relate to United Dominion's same communities. During the first six months of 1999, United Dominion invested $32.5 million on capital improvements to its apartment portfolio.

During the first six months of 1999, non-revenue enhancing capital expenditures, including floor coverings, HVAC equipment, roofs, appliances, landscaping, parking lots and other non-revenue enhancing capital expenditures, aggregated $9.4 million or $173 per home or $346 per home on an annualized basis. These non-revenue enhancing capital expenditures are on target with our budgets of $350 per home for 1999. In addition, non-recurring/revenue-enhancing capital expenditures, including water sub-metering, the additions of microwaves, washer-dryers, interior upgrades and new business and fitness centers totaled $4.2 million or $77 per home during the first six months of 1999.

United Dominion has completed the majority of its same community upgrade program and has reduced its capital expenditures related to same communities during the first six months of 1999, but will continue to selectively add revenue enhancing improvements which are budgeted to provide a high return on investment.

Acquisitions

During the six months ended June 30, 1999, United Dominion acquired two communities with 496 apartment homes at a total cost (including closing costs) of $26.2 million or $52,900 per home. During the remainder of 1999, United Dominion does not anticipate acquiring communities except to reinvest a portion of the proceeds from property dispositions.

                                                                                          Purchase
                               Purchase                                   No. Apt.          Price              Cost
Location                         Date              Name                    Homes          (thousands)         per Home
----------------------------------------------------------------------------------------------------------------------
Nashville, Tennessee           01/07/99          Colonnade                  288             $17,475            $60,700
San Bernadino, California      06/30/99          Grand Terrace              208               8,739             42,000
                        ----------------------------------------------------------------------------------------------
                                        Total/Weighted Average              496             $26,214            $52,900

Disposition of investments

As part of its strategic repositioning, United Dominion has undertaken proactive portfolio review analyses with the objective of identifying communities that no longer meet United Dominion's long-term investment objectives due to size, location, age, quality and/or performance. The disposition program allows United Dominion to reduce the age of its existing portfolio, which should result in lower operating expense and capital expenditure growth associated with the older communities, to exit non-core markets and divest itself of communities that are no longer strategically important. United Dominion intends to sell as much as 10,000 apartment homes during 1999 which will substantially complete the disposition process that is part of our strategic repositioning plan. It is anticipated that the proceeds from the sales, estimated at more than $300 million, will be used to fund acquisitions in order to complete tax-deferred exchanges to defer large capital gains, to fund development activity, to reduce debt and to repurchase common stock. The dispositions are expected to be moderately dilutive to current earnings as the initial returns on investment on higher quality communities and the interest rate on debt repaid are lower than the returns on investment on the communities being sold.

In connection with its disposition strategy, during the first six months of 1999, United Dominion sold 11 communities with 2,703 apartment homes for an aggregate sales price of $102.9 million and a net book value of $67.8 million. Proceeds received in connection with the sales were used to repay debt, repurchase common stock and complete 1031 tax deferred exchanges (See Acquisitions). For financial reporting purposes, gains on the sales of these assets aggregated $32.4 million.

At June 30, 1999, there are 44 communities with 8,735 apartment homes and 4 commercial properties classified as real estate held for disposition with a net book value of $270.5 million (net of $37.6 million of accumulated depreciation). These communities contributed property operating income (property rental income less property operating expenses) of $6.6 million and $13.5 million for the three and six month periods ended June 30, 1999. United Dominion believes that these properties will be disposed of over the next twelve months.

United Dominion has entered into several contracts with a number of purchasers to sell 20 communities with 3,849 apartment homes for an aggregate sales price of $121.1 million. In addition, United Dominion has two communities with 395 apartment homes and one parcel of land under letter of intent for an aggregate sales price of $15 million. For financial reporting purposes, aggregate gains on the sales of investments are not expected to be material. The transactions are expected to close during the third and fourth quarter of 1999, however, there can be no assurance that these transactions will be consummated as planned.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 1999 was $23.3 million compared to net cash provided by financing activities of $33.0 million last year. The financing activities of United Dominion are affected by the capital markets environment and the level of its acquisition, development, capital expenditures and sales programs.

Cash provided by (used in) financing activities

In January 1999, United Dominion established a program for the sale of up to $200 million aggregate principal amount of medium-term notes (the "MTN Program"). During the first six months of 1999, United Dominion sold an aggregate of $190 million of senior unsecured notes under the MTN Program which consisted of the following: (i) $70 million of 7.60% Notes due January 25, 2002,
(ii) $58 million of 7.67% Notes due January 26, 2004, (iii) $10 million of variable-rate Notes due January 27, 2003 on which United Dominion subsequently executed a swap fixing the rate at 7.65%, (iv) $12 million of 7.22% notes due February 19, 2003, (v) $25 million of 7.73% Notes due April 5, 2005 and (vi) $15 million of 7.53% Notes due April 27, 2029 (puttable to United Dominion beginning
2003). Net proceeds from the offerings were used to repay amortizing unsecured debt, repay maturing mortgage debt, repay a $75 million senior unsecured note that matured in April 1999 and repay revolving bank debt.

On March 18, 1999, United Dominion closed on the first part of a $200 million revolving credit facility (the "Credit Facility") with the Federal National Mortgage Association. The $102.3 million initially borrowed under the terms of the Credit Facility has an initial interest rate of 5.70%, which is fixed through December 1, 1999. In April 1999, United Dominion borrowed an additional $16.6 million at an interest rate of 5.68% and $10.7 million at an interest rate of 5.72%. Each of the financings are for an initial term of five years, bear interest at a floating rate which can be fixed for periods of up to 270 days, and can be extended for an additional five or ten years at United Dominion's discretion. The proceeds from the Credit Facility were used to repay a $91 million secured credit facility assumed in connection with the American Apartment Communities II transaction and the remaining proceeds were used to repay revolving bank debt. In August, an additional $66.0 million was borrowed under the Credit Facility which has an initial interest rate of 6.53%. Proceeds from the borrowing were used to replace $58 million in maturing secured debt and the remaining $8 million was used to repay revolving bank debt.

United Dominion issued 842,848 shares of its common stock and received $8.6 million under its Dividend Reinvestment and Stock Purchase Plan during the first half of 1999 which included $0.7 million in optional cash investments and $7.9 million of reinvested dividends.

During the first six months of 1999, United Dominion paid distributions to its common shareholders and unitholders in its operating partnerships aggregating $56.4 million. The distribution to common shareholders and holders of operating partnership units equates to an annualized dividend rate of $1.06 per share or unit. In addition, $16.1 million of preferred dividends were paid to Series A, B and D preferred shareholders.

Using proceeds from its disposition program, United Dominion repurchased $18.0 million of certain of its higher rate outstanding unsecured debt with a weighted average yield of 8.25%.

In May 1999, the Board of Directors authorized the repurchase of up to 5.5 million common shares, or 5% of the total common shares outstanding, using proceeds from the disposition program. Such purchases will be made from time to time in the open market or in privately negotiated transactions; the timing, volume and price of such purchases will be at the discretion of management and the Board. During June 1999, United Dominion repurchased 232,100 common shares at an average price of $11.14 per share. Subsequent to June 30, 1999, United Dominion repurchased an additional 1,165,500 common shares at an average price of $11.37 per share.

Other significant financing activities included: (i) scheduled repayments of secured notes payable aggregating $9.7 million, (ii) payment of financing costs related to the issuance of debt in the amount of $4.8 million, (iii) the conversion of operating partnership units in exchange for cash aggregating $3.4 million.

Credit Facilities

United Dominion has a $200 million three year unsecured revolving credit facility (the "Credit Facility"), a $50 million one year unsecured line of credit (the "Line of Credit") and a $15 million uncommitted line of credit (the "Uncommitted Line") with a major U.S. financial institution. At and for the six months ended June 30, 1999, United Dominion had the following credit facilities (dollars in thousands):

                                                    Three Months Ended June 30, 1999                At June 30, 1999
                                                   ---------------------------------        -----------------------------------
                                                   Weighted Average
                           Amount of                    Amount       Weighted Average         Amount           Weighted Average
Credit Facility             Facility                 Outstanding       Interest Rate        Outstanding         Interest Rate
-------------------------------------------------------------------------------------       -----------------------------------
Credit Facility            $  200,000                $192,298               5.5%              $190,000               5.6%
Line of Credit                 50,000                  30,733               5.6%                20,000               5.5%
Uncommitted Line               15,000                   3,629               5.5%                 6,900               5.5%
                           ---------                 -----------------------------            -----------------------------
                           $  265,000                $226,660               5.5%              $216,900               5.6%
                           ==========                =============================            =============================

Derivative Instruments

United  Dominion  has,  from  time  to  time,  used  derivative  instruments  to synthetically alter on-balance sheet liabilities to hedge anticipated transactions. Derivative contracts did not have a material impact on the results of operations during the six months ended June 30, 1999.

Market Risk Disclosures

United Dominion is exposed to market risk principally from interest rate risk associated with variable-rate notes payable and maturing debt that has to be refinanced. A large portion of United Dominion's market risk is exposure to short-term interest rate fluctuations on variable-rate borrowings outstanding under its various credit facilities, which was $216.9 million at June 30, 1999 and borrowings of $129.7 million outstanding under its revolving credit facility with FNMA. The impact on United Dominion's financial statements of refinancing fixed-rate debt that matured during the second quarter was not material.

United Dominion's market risk has not changed materially from the amounts reported in United Dominion's Annual Report on Form 10-K for the year ended December 31, 1998.

Funds from Operations

Funds from  operations  ("FFO") is defined as income  before  gains  (losses) on sales of investments, minority interests of unitholders in operating partnerships and extraordinary items (computed in accordance with generally accepted accounting principles) plus real estate depreciation, less preferred dividends and after adjustment for significant non-recurring items, if any. United Dominion computes FFO in accordance with the recommendations set forth by the National Association of Real Estate Investment Trusts ("NAREIT"). United Dominion considers FFO in evaluating property acquisitions and its operating performance, and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of United Dominion's operating performance and liquidity. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

For the six months ended June 30, 1999, FFO increased 30.2% to $88.0 million, compared with $67.6 million for the same period last year. The increase in FFO was principally due to the increased net rental income from United Dominion's non-mature apartment homes acquired and developed subsequent to January 1, 1998 as well as increased property operating income from its same community portfolio.

                                                                Three Months Ended                    Six Months Ended
                                                                      June 30,                             June 30,
                                                                  (in thousands)                        (in thousands)
                                                        --------------------------------     ---------------------------------
                                                           1999        1998     % Change        1999         1998     % Change
                                                        --------------------------------     ---------------------------------
Calculation of funds from operations:
Income before gains (losses) on sales of investments
   and minority interests                               $ 11,389    $ 15,387     (26.0)%     $ 32,330     $ 32,966      (2.0)%
Adjustments:
   Real estate depreciation, net of outside partners'
     interest                                             31,114      25,548       21.8%       60,251       46,476       29.6%
   Minority interest of outside partnerships                (214)         --         --          (381)          --         --
   Distributions to preferred shareholders                (9,440)     (5,653)      67.0%      (18,879)     (11,303)      67.0%
   Impairment loss on real estate owned                    7,100          --         --         7,100           --         --
   Adjustment for internal acquisition costs                  --          --         --            --         (544)        --
                                                        --------------------------------     ---------------------------------
Funds from operations-basic                             $ 39,949    $ 35,282       13.2%     $ 80,421     $ 67,595       19.0%
                                                        ================================     =================================


Adjustments:
   Distributions to preferred shareholders-
       Series D (Convertible)                              3,787          --         --         7,573           --         --
                                                        --------------------------------     ---------------------------------
Funds from operations-diluted                           $ 43,736    $ 35,282       24.0%     $ 87,994     $ 67,595       30.2%
                                                        ================================     =================================

Results of Operations

United Dominion's net income is primarily generated from the operations of its apartment communities. For purposes of evaluating its comparative operating performance, United Dominion categorizes its communities into two categories, same community and non-mature. For the 1999 versus 1998 comparison, these communities are as follows: (i) same community--those communities acquired, developed and stabilized prior to January 1, 1998 and held throughout the first six months of 1999 and 1998 and (ii) non-mature--those communities acquired, developed or sold subsequent to January 1, 1998.

For the three and six months ended June 30, 1999, United Dominion reported increases over the same period last year in rental income and rental expenses. United Dominion's non-mature communities provided a substantial portion of the aggregate reported increases. Net income available to common shareholders for the three and six months ended June 30, 1999 includes aggregate gains on the sale of investments of $32.2 million ($.31 per share) and $32.4 million ($.31 per share), respectively compared to $20.7 million ($.20 per share) and $20.5 million ($.21 per share) during the same periods last year. However, the increases associated with the gains on sales of investments were moderated in part due to the $7.1 million impairment loss recorded during the second quarter of 1999. Net income per common share, both basic and diluted increased $.01 per share for the three months ended June 30, 1999 and decreased $.02 per share for the six months ended June 30, 1999.

Same Communities
The operating performance of the 196 same communities with 54,392 apartment homes for the three and six months ended June 30, 1999 and 1998 is summarized below (dollars in thousands):

                                                                Three Months Ended                    Six Months Ended
                                                                      June 30,                             June 30,
                                                        --------------------------------     ---------------------------------
                                                           1999        1998     % Change        1999         1998     % Change
                                                        --------------------------------     ---------------------------------
Property rental income                                   $  95,432   $  92,719    2.9 %       $  190,290   $  184,215     3.3%
Property operating expenses (excluding
     depreciation and amortization)                        (37,627)    (37,824)  (0.5)%          (74,498)     (73,563)    1.3%
                                                        --------------------------------     ---------------------------------
Property operating income                                $  57,805   $  54,895    5.3 %       $  115,792   $  110,652     4.6%
                                                        ================================     =================================

Physical occupancy                                            92.5%       92.8%  (0.3)%             92.2%        92.7%   (0.5%)
Average monthly rental rates                             $     625   $     603     3.6%       $     623    $      601     3.6%
Operating margin                                              60.6%       59.2%    1.4%            60.9%        60.1%     0.8%

United Dominion's primary earnings driver comes from increased property operating income generated from its same communities. For the three and six months ended June 30, 1999 same community property operating income was strong, increasing 5.3% and 4.6%, respectively, over the same periods last year.

During the first six months of 1999, property rental income for the same communities grew 3.3%, or $6.1 million over the same period last year. The increase was attributable to an increase in average monthly rents of 3.7% which was offset by a slight decrease of 0.5% in physical occupancy to 92.2%. A portion of the rent growth reflected the impact of United Dominion's revenue enhancing expenditure program that has been ongoing since the end of 1996. The operating margin (property operating income divided by property rental income) improved 1.3% to 60.9% as a result of increased property rental income during this period. For the quarter, property rental income grew 2.9% or $2.7 million, reflecting an increase in average monthly rents of 3.6% and fairly stable physical occupancy. United Dominion expects to maintain annualized rent growth in the 3% range.


For the six months ended June 30, 1999, property operating expenses at the same communities increased 1.3%, or $935 thousand. The increase was primarily the result of a $1 million increase in personnel costs as United Dominion experienced pressure on wages due to low unemployment and tighter job markets, in its service area, as well as increased real estate taxes which was offset by a decrease in repair and maintenance and property management expenses. For the quarter, rental expenses were relatively flat, decreasing $197 thousand. United Dominion expects to maintain annualized expense growth in the 2% range during 1999.

Non-Mature Communities

The operating performance for the three and six months ended June 30, 1999 for the 128 non-mature communities with 31,010 homes is summarized in the chart below (dollars in thousands):

Three Months Ended June 30:
                                                                       Disposition          Development
                        1998 Acquisitions     1999 Acquisitions         Communities         Communities        Total Non-Mature
                       ------------------     -----------------     -----------------    -----------------    -------------------
                          1999      1998       1999      1998         1999      1998       1999      1998        1999      1998
                       ------------------     -----------------     -----------------    -----------------    -------------------
Property rental income $ 51,926  $ 18,642     $  478   $     --     $  3,545  $ 6,033    $ 2,683    $  682    $ 58,632   $ 25,357
Property operating
  expenses (excluding
  depreciation and
  amortization)         (21,045)   (8,368)      (246)        --       (1,492)  (2,854)    (1,353)     (318 )   (24,136)   (11,540)
                       ------------------     -----------------     -----------------    -----------------    -------------------
Property operating
  income               $ 30,881  $ 10,274     $  232   $     --     $  2,053  $ 3,179    $ 1,330    $  364    $ 34,496   $ 13,817
                       ==================     =================     =================    =================    ===================
Six Months Ended June 30:
                                                                       Disposition          Development
                        1998 Acquisitions     1999 Acquisitions        Communities          Communities        Total Non-Mature
                       ------------------     -----------------     -----------------    -----------------    -------------------
                          1999      1998       1999      1998         1999      1998       1999      1998        1999      1998
                       ------------------     -----------------     -----------------    -----------------    -------------------
Property rental income $103,648  $ 21,433     $  882   $     --     $  7,980  $15,132    $ 4,685    $1,189    $117,195   $ 37,754
Property operating
  expenses (excluding
  depreciation and
  amortization)         (41,691)   (9,150)      (430)        --       (3,376)  (6,955)    (2,449)     (609)    (47,946)   (16,714)
                       ------------------     -----------------     -----------------    -----------------    -------------------
Property operating
income                 $ 61,957    12,283     $  452   $     --     $   4,604 $ 8,177    $ 2,236    $  580    $ 69,249   $ 21,040
                       ==================     =================     =================    =================    ===================

For the quarter ended June 30, 1999, the non-mature communities had physical occupancy of 91.9% (excluding Development Properties undergoing lease-up) and an operating margin of 58.8%. For the six months ended June 30, 1999, these communities had physical occupancy of 91.8% and an operating margin of 59.1%.

1998 Acquisitions
Single Acquisitions and ASR Portfolio
-------------------------------------
Included in this category are (i) 24 communities with 6,959 apartment homes acquired in individual and portfolio transactions by United Dominion during 1998 and (ii) 39 communities with 7,550 apartment homes included in the ASR portfolio acquired on March 27, 1998. The return on investment (property rental income less property operating expenses divided by the average capital investment in real estate) for these communities for the six months ended June 30, 1999, on an average investment of $654 million was 8.3%. This return on investment is below our projected expectations for 1999, however, these communities continue to be upgraded, repositioned and selectively sold, which is expected to improve their operating results over the long-term.

American Apartment Communities II, Inc. (AAC)
---------------------------------------------
The acquisition of 53 communities with 14,001 apartment homes on December 7, 1998 included in the statutory merger with AAC was approximately on target with United Dominion's pro forma acquisition expectations during the first half of 1999, providing an annualized first year return on investment of 8.7% on an average investment of $781 million. In addition, these communities achieved physical occupancy of 93.3% during this same period which is higher than United Dominion's average physical occupancy primarily due to the California markets included in this portfolio.

1999 Acquisitions

Included in this category are two communities with 496 apartment homes acquired by United Dominion during the first half of 1999 which are projected to have a first year average return on investment in the 9% range. These communities did not have a material impact on 1999 results of operation.

Disposition Communities

Included in this category are the 29 communities with 8,021 apartment homes sold as part of United Dominion's strategic repositioning (see Disposition of Investments under Liquidity and Capital Resources) since January 1, 1998. The communities sold during 1998 and 1999 had an annualized return on investment in excess of 10%.

Development Communities

This represents the 1,646 homes developed at various times since January 1, 1998, which included the completion of three new communities and three additional phases to existing communities. These communities did not have a material impact on the results of operations for the first half of 1999. Once stabilized, development communities are projected to generate an average return on investment of approximatey 10%, however, the full impact on property operating income is not realized until after the communities are stabilized, which is generally six months after construction is completed.

All Communities
The operating performance of the 324 communities with 85,402 apartment homes for the three and six months ended June 30, 1999, and 264 communities with 71,164 apartment homes for the three and six months ended June 30, 1998, respectively, is summarized in the chart below (dollars in thousands):


                                                                Three Months Ended                    Six Months Ended
                                                                      June 30,                             June 30,
                                                        --------------------------------     ---------------------------------
                                                           1999        1998     % Change        1999         1998     % Change
                                                        --------------------------------     ---------------------------------
Property rental income                                  $  154,064  $  118,076   30.5%       $  307,485   $  221,969    38.5%
Property operating expenses (excluding
     depreciation and amortization)                        (61,763)    (49,364)  25.1%         (122,444)     (90,277)   35.6%
                                                        --------------------------------     ---------------------------------
Property operating income                               $   92,301  $   68,712   34.4%       $  185,041   $  131,692    40.5%
                                                        ================================     =================================

Weighted average number of apartment homes                  86,979      70,726   23.0%           87,208       63,341    37.7%
Physical occupancy                                            92.3%       91.3%   1.0%              92.1%        91.3%   0.8%



Due to the acquisition and development of 30,652 apartment homes since January 1, 1998, the increase in the weighted average number of apartment homes for the three and six months ended June 30, 1999 resulted in significant increases in property rental income and property operating expenses for both the three and six months ended June 30, 1999.

Real Estate Depreciation

Real estate depreciation increased $5.9 million or 23.2% and $14.4 million or 30.9% for the three and six months ended June 30, 1999, respectively over the same period last year. This increase is directly attributable to the addition of depreciable real estate assets as a result of United Dominion's acquisition, development and capital expenditure programs during 1998 and 1999.

Interest Expense

Interest expense increased $13.2 million and $28.4 million for the three and six months ended June 30, 1999, respectively, over the same period last year as the weighted average amount of debt employed during 1999 was higher than it was for the same periods last year primarily due to debt assumed and issued during 1998 to fund United Dominion's investment activities. For the six month period, the weighted average debt outstanding was $2.1 billion in 1999 versus $1.4 billion in 1998 and for the three month period it was $2.1 billion in 1999 versus $1.5 billion in 1998. For both the three and six months ended June 30, 1999, the weighted average interest rate on this debt was 7.4%, reflecting no change from the same period last year. For the three and six months ended June 30, 1999, total interest capitalized was $1.5 million and $3.2 million, respectively.

General and Administrative

During the three and six months ended June 30, 1999, general and administrative expenses increased $210 thousand and $1.8 million, respectively over the same period last year primarily due to (i) the added infrastructure costs incurred due to the increased size of United Dominion, (ii) the change in accounting for internal acquisition costs subsequent to March 19, 1998, and (iii) severance compensation fully expensed during the first quarter of 1999.

Distributions to Preferred Shareholders

Distributions to preferred shareholders increased $3.8 million and $7.6 million for the three and six months ended June 30, 1999, respectively over the same periods last year. The increase is the result of the issuance of 8 million shares of 7.5% Series D Cumulative Convertible Redeemable Preferred Stock on December 7, 1998 in connection with the acquisition of AAC.

Inflation

United Dominion believes that the direct effects of inflation on United Dominion's operations have been inconsequential.


Information Technology

In 1998, United Dominion Realty Trust joined with another public multifamily real estate company (which was in the process of developing new on-site property management and leasing automation systems) to capture, review and analyze data, on-line in a centralized data base. We believe these new systems will enable us to become a more efficient provider of a high quality living environment for our current residents, and provide the scalability necessary to support future growth. We intend to formalize this "joint venture" and to continue development of these systems through the joint venture entity. Employees of the joint venture partners who have significant related project management experience are currently managing the software development process. The actual programming and documentation of the software is being conducted by employees of the joint venture and third party consultants under the supervision of these experienced project leaders.

Current projections indicate that total development costs over a three-year period will be approximately $7.5 million (including hardware costs and expenses, the costs of employees and related overhead, and the costs of engaging third party consultants) and that such development costs will be shared on an equal basis by us and our joint venture partner. Once developed, we intend to use the property management system in place of current property management information systems for which we pay a license fee to third parties and we intend to use the leasing automation system to make the lease application process easier for residents and more efficient for the Company.

The property management system is expected to undergo an on-site test (i.e., a "beta test") during the second quarter of 2000 and the system should be functional by the fourth quarter of 2000. The leasing automation system is currently in beta testing at two communities and we intend, if such testing is successful, to implement the system during the first quarter of 2000.

Year 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of United Dominion's computer programs or hardware that have date sensitive software or embedded chips may recognize a date using "00"" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

United Dominion continues to identify and address issues regarding the transition to Year 2000, as it is dependent on computer systems and applications to conduct its business. United Dominion has performed a thorough assessment of its personal computers, desktop software and major applications and is in the process of completing its server environment assessment. To ensure that United Dominion completed a formalized and thorough assessment of its Year 2000 issues, United Dominion engaged an outside consulting firm to conduct a Year 2000 assessment and develop a remediation plan. The plans covers four stages: (i) inventory, (ii) assessment, (iii) remediation and (iv) testing and certification. Because United Dominion operates in a structured, standardized environment, the assessment indicated a high degree of Year 2000 compliance with few items for remediation. All mission-critical applications have been determined to be Year 2000 compliant. Desktop hardware and software are 100% compliant as remediation of the non-compliant 10% was completed in July 1999. None of the non-compliant issues identified were mission-critical.

United Dominion is commencing the assessment phase for non-IT operating equipment at its communities (gates, security, telephone, elevator, HVAC systems and other such systems). This assessment will be completed in August, 1999, with any remediation to be completed by November 1, 1999.

United Dominion is also assessing the Year 2000 compliance of vendors and other external relationships to determine the extent to which United Dominion may be vulnerable to such parties' failure to resolve their own Year 2000 issues. United Dominion has initiated formal communication with these parties. United Dominion cannot ensure timely compliance of third parties and; therefore, could be adversely affected by failure of a significant third party to become Year 2000 compliant. The effect, if any, on United Dominion's results of operations from the failure of such third parties to be Year 2000 compliant is not reasonably estimable.

United Dominion estimates that the total Year 2000 project cost will be approximately $100,000, of which approximately 75% has been incurred as of June 30, 1999. Amounts expended to ensure Year 2000 compliance have been funded by cash flows from operations and are not expected to have a material impact on United Dominion's financial position, results of operations, or cash flows. United Dominion believes that its Year 2000 initiatives are adequate to address reasonably likely Year 2000 issues.

                                    Assessment                                       Remediation / Testing
                                    % Complete                 Compliance                 Completion
---------------------------- -------------------------- -------------------------- --------------------------
IT - Mission-Critical
Applications                           100%                       100%                     July 1999
---------------------------- -------------------------- -------------------------- --------------------------
IT - Desktop
Hardware / Software                    100%                       100%                     July 1999
---------------------------- -------------------------- -------------------------- --------------------------
IT - Network
Hardware / Software                    100%                       100%                     July 1999
---------------------------- -------------------------- -------------------------- --------------------------
Operating Equipment                                             Expected                   Expected
at Communities                         100%                    Completion,                Completion,
                                                               August 1999               November 1999
---------------------------- -------------------------- -------------------------- --------------------------

Failure to correct a material Year 2000 problem could result in the failure of certain normal business activities or operations. Management believes that, with the implementation of new or upgraded business systems, as needed, and the completion of the Year 2000 project as scheduled, the possibility of significant interruptions of normal operations due to the failure of those systems will be reduced. However, United Dominion is dependent on the power and telecommunications infrastructure within the United States. The most reasonably likely worst case scenario would be that United Dominion may experience disruption in its operations if any of the third-party suppliers reported a system failure. Although United Dominion's Year 2000 project will reduce the level of uncertainty about the compliance and readiness of its material third-party providers, due to the general uncertainty over Year 2000 readiness of these third-party suppliers, United Dominion is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact.

The final phase of United Dominion's Year 2000 project relates to a contingency plan. United Dominion maintains contingency plans in the normal course of business designed to be deployed in the event of various potential business interruptions.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

Information required by Item 3 regarding Quantitative and Qualitative Disclosure of Market Risk is included in Part I, Item 2 of this Form 10-Q included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     PART II

Item 1. LEGAL PROCEEDINGS
-------------------------

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

Item 2. CHANGES IN SECURITIES
-----------------------------

        None

Item 3. DEFAULT UPON SENIOR SECURITIES
--------------------------------------

        None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

        None

Item 5. OTHER INFORMATION
-------------------------

        None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

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

2(c)              Partnership Interest Purchase and Exchange  Exhibit 2(d) to the Company's Form S-3 Registration
                  Agreement dated as of September 10, 1998,   Statement (Registration No. 333-64281) filed with
                  between the Company, United Dominion        the Commission on September 25, 1998.
                  Realty, L.P., American Apartment
                  Communities Operating Partnership, L.P.,
                  AAC Management LLC, Schnitzer
                  Investment Corp., Fox Point Ltd. and
                  James D. Klingbeil including as an exhibit
                  thereto the proposed form of the Third
                  Amended and Restated Limited Partnership
                  Agreement of United Dominion Realty, L.P.

3(a)              Restated Articles of Incorporation          Exhibit 4(a)(ii) to the Company's Form S-3
                                                              Registration Statement (Registration No. 333-72885)
                                                              with the Commission on February 24, 1999.

3(b)              Restated By-Laws                            Exhibit 3(b) to the Company's Annual Report
                                                              on Form 10-K for the year ended December 31, 1998.



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
                  Association for Lutherans

 10(i)            Employment Agreement between                Exhibit 10(i) to the Company's Annual Report
                  the Company and John P. McCann              on Form 10-K for the year ended December 31,
                  dated December 8, 1998.                     1998.

10(ii)            Employment Agreement between                Exhibit 10(ii) to the Company's Annual Report
                  the Company and John S. Schneider           on Form 10-K for the year ended December 31,
                  dated  December 8, 1998.                    1998.

10(iii)           Employment Agreement between                Exhibit 10(iii) to the Company's Annual Report
                  the Company and Richard Giannotti           on Form 10-K for the year ended December 31,
                  dated  December 8, 1998.                    1998.

10(iv)            1985 Stock Option Plan,                     Exhibit 10(iv) to the Company's Quarterly
                  as amended.                                 Report on Form 10-Q for the quarter ended
                                                              June 30, 1998.

10(v)             1991 Stock Purchase and Loan                Exhibit 10(viii) to the Company's Quarterly Report
                  Plan.                                       on Form 10-Q for the quarter ended March 31, 1997.




10(vi)            Third Amended and Restated                  Exhibit 10(vi) to the Company's Annual Report
                  Agreement of Limited Partnership of         on Form 10-K for the year ended December 31,
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

10(vii)           Servicing and Purchase                      Filed herewith.
                  Agreement  dated as of June 24,
                  1999, including as an exhibit
                  thereto the Note and Participation
                  Agreement forms.

12                Computation of Ratio of Earnings            Filed herewith.
                  to Fixed Charges.

27                Financial Data Schedule.                    Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Dominion Realty Trust, Inc.
          (registrant)


Date: August 13, 1999                    /s/ John P. McCann
-------------------------------          ------------------
                                          John P. McCann
                                          Chairman of the Board and
                                                 Chief Executive Officer


Date: August 13, 1999                    /s/ Robin R. Flanagan
-------------------------------          ---------------------------------
                                          Robin R. Flanagan
                                          Assistant Vice President and
                                                 Chief Accounting Officer