Form 10-Q
period 1999-09-30
UNITED DOMINION REALTY TRUST INC
filed 1999-11-12
CIK 74208

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

                For the quarterly period ended September 30, 1999

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

                           Yes     X        No
                                -------        --------

                       APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 9, 1999:

Common Stock, $1 Par Value:         102,996,532

                                            UNITED DOMINION REALTY TRUST, INC.
                                               CONSOLIDATED BALANCE SHEETS
                                            (IN THOUSANDS,EXCEPT SHARE DATA)
                                                       (UNAUDITED)


                                                                               SEPTEMBER 30,               December 31,
                                                                                    1999                       1998
             -------------------------------------------------------------------------------------------------------------
             ASSETS

             Real estate owned:
                 Real estate held for investment                          $          3,471,754       $          3,643,245
                      Less: accumulated depreciation                                   342,291                    280,663
                                                                              -----------------          -----------------
                                                                                     3,129,463                  3,362,582
                 Real estate under development                                         123,394                     99,395
                 Real estate held for disposition                                      377,657                    174,145
                                                                              -----------------          -----------------
                 Total real estate owned, net of accumulated depreciation            3,630,514                  3,636,122
             Cash and cash equivalents                                                   9,050                     18,529
             Restricted cash                                                            56,144                     50,805
             Deferred financing costs, net of accumulated amortization                  14,930                     10,894
             Other assets                                                               52,292                     39,038
                                                                              -----------------          -----------------
                 Total assets                                             $          3,762,930       $          3,755,388
                                                                              =================          =================

             LIABILITIES AND SHAREHOLDERS' EQUITY

             Notes payable-secured                                        $          1,031,344       $          1,072,185
             Notes payable-unsecured                                                 1,145,727                  1,045,564
             Real estate taxes payable                                                  35,708                     29,078
             Accrued interest payable                                                   21,019                     20,714
             Security deposits and prepaid rent                                         21,757                     21,125
             Distributions payable                                                      34,226                     31,423
             Accounts payable, accrued expenses and other liabilities                   32,010                     45,736
                                                                              -----------------          -----------------
                 Total liabilities                                                   2,321,791                  2,265,825

             Minority interests                                                        107,126                    115,442

             Shareholders' equity:
                 Preferred stock, no par value; $25 liquidation
                   preference, 25,000,000 shares authorized;
                      4,200,000 shares 9.25% Series A Cumulative
                         Redeemable                                                    105,000                    105,000
                      6,000,000 shares 8.60% Series B Cumulative
                         Redeemable                                                    150,000                    150,000
                      8,000,000 shares 7.50% Series D Cumulative
                         Convertible Redeemable                                        175,000                    175,000
                 Common stock, $1 par value; 150,000,000 shares
                      authorized 102,616,349 shares issued and
                         outstanding (103,639,117 in 1998)                             102,616                    103,639
                 Additional paid-in capital                                          1,078,427                  1,090,432
                 Distributions in excess of net income                                (269,163)                  (242,331)
                 Deferred compensation - unearned restricted stock awards                 (348)                        --
                 Notes receivable from officer-shareholders                             (7,519)                    (7,619)
                                                                              -----------------          -----------------
                 Total shareholders' equity                                          1,334,013                  1,374,121
                                                                              -----------------          -----------------
                 Total liabilities and shareholders' equity               $          3,762,930       $          3,755,388
                                                                              =================          =================


                 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                UNITED DOMINION REALTY TRUST, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (In thousands, except per share data)
                                                            (Unaudited)

                                                                          Three Months Ended                Nine Months Ended
                                                                            September 30,                     September 30,
                                                                         1999           1998               1999           1998
                                                                   --------------------------------  ---------------------------

Revenues:
Rental income                                                          $155,523       $123,471           $463,745       $346,164
Interest and other non-property income                                      701            576              1,631          2,735
                                                                   -------------   ------------       ------------   ------------
            Total revenues                                              156,224        124,047            465,376        348,899

Expenses:
      Rental expenses:
            Real estate taxes and insurance                              15,207         12,257             47,717         35,010
            Personnel                                                    17,308         13,558             50,347         36,858
            Utilities                                                     7,468          7,260             23,107         19,205
            Repair and maintenance                                       10,735         10,104             30,440         26,408
            Administrative and marketing                                  6,583          5,195             19,018         13,503
            Other operating expenses                                        538             47              1,218            130
            Property management                                           4,722          4,202             14,018         12,088
      Real estate depreciation                                           29,957         26,901             90,814         73,376
      Interest                                                           39,014         27,224            116,011         75,784
      Impairment loss on real estate owned                                  ---            ---              7,100            ---
      General and administrative                                          3,065          2,534              9,509          7,306
      Other depreciation and amortization                                 1,106            893              3,226          2,434
                                                                   -------------   ------------       ------------   ------------
            Total expenses                                              135,703        110,175            412,525        302,102
                                                                   -------------   ------------       ------------   ------------

Income before gains on sales of investments, minority
   interests and extraordinary item                                      20,521         13,872             52,851         46,797
Gains on sales of investments                                                48             13             32,454         20,474
                                                                   -------------   ------------       ------------   ------------
Income before minority interests and extraordinary item                  20,569         13,885             85,305         67,271
Minority interests of outside partnerships                                 (276)           ---               (657)           ---
Minority interests of unitholders in operating partnerships                (251)           (78)            (4,232)        (1,200)
                                                                   -------------   ------------       ------------   ------------
Income before extraordinary item                                         20,042         13,807             80,416         66,071
Extraordinary item - early extinguishment of debt                          (166)           ---                343           (116)
                                                                   -------------   ------------       ------------   ------------
Net income                                                               19,876         13,807             80,759         65,955
Distributions to preferred shareholders-Series A and B                   (5,653)        (5,650)           (16,953)       (16,953)
Distributions to preferred shareholders-Series D (Convertible)           (3,788)           ---            (11,367)           ---
                                                                   -------------   ------------       ------------   ------------
Net income available to common shareholders                             $10,435         $8,157            $52,439        $49,002
                                                                   =============   ============       ============   ============

Earnings per common share:
      Basic                                                               $0.10          $0.08              $0.50          $0.50
                                                                   =============   ============       ============   ============
      Diluted                                                             $0.10          $0.08              $0.50          $0.50
                                                                   =============   ============       ============   ============

Common distributions declared per share                                 $0.2650        $0.2625            $0.7950        $0.7875
                                                                   =============   ============       ============   ============

Weighted average number of common shares outstanding-basic              103,439        103,104            103,897         98,786
Weighted average number of common shares outstanding -diluted           103,490        103,145            103,919         98,870



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                             UNITED DOMINION REALTY TRUST, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (IN THOUSANDS)
                                                      (UNAUDITED)


NINE MONTHS ENDED SEPTEMBER 30,                                                   1999                         1998
------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
      Net income                                                          $          80,759              $       65,955
      Adjustments to reconcile net income to cash provided
           by operating activities:
            Depreciation and amortization                                            94,040                      75,810
            Minority interests                                                        4,889                       1,200
            Impairment loss on real estate owned                                      7,100                          --
            Amortization of deferred financing costs                                  2,613                       1,500
            Gains on sales of investments                                           (32,454)                    (20,474)
            Extraordinary item-early extinguishment of debt                            (343)                        116
            Changes in operating assets and liabilities:
                 Increase in operating assets                                          (549)                     (6,636)
                 Increase (decrease) in operating liabilities                        (3,161)                      9,469
                                                                              --------------                ------------
Net cash provided by operating activities                                           152,894                     126,940

INVESTING ACTIVITIES
      Proceeds from sales of investments                                            119,150                     142,580
      Development of real estate assets, including acquisition of land              (92,576)                    (63,006)
      Acquisition of real estate, net of liabilities assumed                        (47,204)                   (172,123)
      Capital expenditures to real estate assets                                    (46,136)                    (55,290)
      Funds held in escrow from 1031 exchanges pending the acquisition
        of real estate                                                               (9,029)                    (10,211)
      Net cash paid or acquired in connection with mergers                           (6,237)                        321
      Capital expenditures-non real estate assets                                    (5,180)                     (2,895)
      Other                                                                           1,132                      (1,852)
                                                                              --------------                ------------
Net cash used in investing activities                                               (86,080)                   (162,476)

FINANCING ACTIVITIES
      Proceeds from the issuance of a notes payable - unsecured                     197,345                          --
      Proceeds from the issuance of a notes payable - secured                       201,931                          --
      Proceeds from the issuance of common stock                                     12,971                      71,754
      Net borrowings of short-term bank debt                                          4,800                     171,400
      Distributions paid to common shareholders                                     (80,823)                    (75,975)
      Distributions paid to preferred shareholders                                  (25,517)                    (16,959)
      Distributions paid to minority interest operating partnership
        unitholders                                                                  (5,844)                     (2,078)
      Non-scheduled payments on notes payable-secured                              (196,939)                    (54,949)
      Balloon debt maturities and repurchase of notes payable - unsecured          (101,641)                     (7,504)
      Payment of notes payable-secured in connection with the sales of
        investments                                                                 (30,769)                     (9,889)
      Repurchase of common stock                                                    (26,083)                         --
      Scheduled principal payments on notes payable - secured                       (15,064)                     (7,382)
      Payments of financing costs                                                    (6,649)                     (1,800)
      Cash paid to redeem operating partnership units                                (3,551)                     (3,070)
      Purchase of common stock for restricted stock awards                             (460)                         --
                                                                              --------------                ------------
Net cash (used in) provided by financing activities                                 (76,293)                     63,548
                                                                              --------------                ------------

Net (decrease) increase in cash and cash equivalents                                 (9,479)                     28,012
Cash and cash equivalents, beginning of period                                       18,529                         473
                                                                              --------------                ------------

Cash and cash equivalents, end of period                                  $           9,050              $       28,485
                                                                              ==============                ============

SUPPLEMENTAL INFORMATION:
      Interest paid during the period                                     $         117,506              $       75,968
      Conversion of operating partnership units to common stock                       1,005                          --
      Non-cash transactions associated with the acquisition of
        properties:
            Secured debt assumed                                                         --                     128,905
            Issuance of operating partnership units                                      --                      20,295
            Issuance of common stock                                                     --                       5,240
      Non-cash transactions associated with mergers:
            Real estate assets acquired                                                  --                     313,700
            Other operating assets acquired                                              --                       8,848
            Issuance of common stock                                                     --                     108,465
            Issuance of operating partnership units                                      --                      21,420
            Secured debt assumed                                                         --                     179,440
            Operating liabilities assumed                                                --                      13,553

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       UNITED DOMINION REALTY TRUST, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


PREFERRED STOCK
Balance, December 31, 1998                                                          $ 430,000
                                                                          --------------------
Balance, September 30, 1999                                                         $ 430,000
                                                                          ====================

COMMON STOCK, $1 PAR VALUE
Balance, December 31, 1998                                                          $ 103,639
     Issuance of common shares through dividend reinvestment and
       stock purchase plan                                                              1,216
     Purchase of treasury stock                                                        (2,300)
     Issuance of common shares to employees, officers and director-
       shareholders                                                                         6
     Conversion of minority interests of unitholders in operating
       partnerships                                                                        55
     Purchase of common stock for restricted stock awards                                 (46)
     Issuance of restricted stock awards                                                   46
                                                                          --------------------
Balance, September 30, 1999                                                         $ 102,616
                                                                          ====================

ADDITIONAL PAID-IN CAPITAL
Balance, December 31, 1998                                                        $ 1,090,432
     Issuance of common shares through dividend reinvestment and
       stock purchase plan                                                             11,433
     Purchase of treasury stock                                                       (23,783)
     Issuance of common shares to employees, officers and director-
       shareholders                                                                       161
     Adjustment for cash purchase and conversion of minority
       interests of unitholders in operating partnerships                                 184
                                                                          --------------------
Balance, September 30, 1999                                                       $ 1,078,427
                                                                          ====================

DISTRIBUTIONS IN EXCESS OF NET INCOME
Balance, December 31, 1998                                                         $ (242,331)
     Net income                                                                        80,759
     Common stock distributions declared ($.795 per share)                            (79,271)
     Preferred stock distributions declared-Series A ($1.73 per share)                 (7,278)
     Preferred stock distributions declared-Series B ($1.61 per share)                 (9,675)
     Preferred stock distributions declared-Series D ($1.42 per share)                (11,367)
                                                                          --------------------
Balance, September 30, 1999                                                        $ (269,163)
                                                                          ====================

DEFERRED COMPENSATION - UNEARNED RESTRICTED STOCK AWARDS
Balance, December 31, 1998                                                                $ -
     Issuance of restricted stock awards                                                 (460)
     Amortization of deferred compensation                                                112
                                                                          --------------------
Balance, September 30, 1999                                                            $ (348)
                                                                          ====================

NOTES RECEIVABLE FROM OFFICER-SHAREHOLDERS
Balance, December 31, 1998                                                           $ (7,619)
     Principal repayments                                                                 100
                                                                          --------------------
Balance, September 30, 1999                                                          $ (7,519)
                                                                          ====================

TOTAL SHAREHOLDERS' EQUITY                                                        $ 1,334,013
                                                                          ====================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Basis of Presentation
The accompanying consolidated financial statements include the accounts of United Dominion Realty Trust, Inc. and its subsidiaries, including United Dominion Realty, L.P., its Operating Partnership, and Heritage Communities, L.P. (collectively, "United Dominion"). As of September 30, 1999, there were 38,338,636 units in the Operating Partnership outstanding, of which 30,926,136, or 80.7% were owned by United Dominion and 7,412,501, or 19.3% were owned by non-affiliated limited partners. In connection with the acquisition of ASR Investments Corporation, United Dominion acquired Heritage Communities, L.P., a Delaware limited partnership (Heritage OP). As of September 30, 1999, there were 3,945,674 units in the Heritage OP outstanding, of which 3,422,038 or 86.7% were owned by United Dominion and 13.3% were owned by non-affiliated limited partners. The financial statements of United Dominion include the minority interests of the unitholders in the operating partnerships.

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

In the opinion of management, the consolidated financial statements reflect all adjustments which are necessary for the fair presentation of financial position at September 30, 1999 and results of operations for the interim periods ended September 30, 1999 and 1998. Such adjustments are normal and recurring in nature. All significant inter-company accounts and transactions have been eliminated in consolidation. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

2. Real Estate Held for Investment
At September 30, 1999, there are 265 communities with 74,340 apartment homes classified as real estate held for investment. The following table summarizes the components of real estate held for investment at September 30, 1999 and December 31, 1998:

                                         September 30,       December 31,
Dollars in thousands                         1999              1998
-------------------------------------------------------------------------
Land and land improvements              $   619,184       $    647,328
Buildings and improvements                2,683,469          2,819,312
Furniture, fixtures and equipment           163,057            169,364
Construction in progress                      6,044              7,241
                                        -----------        -----------
Real estate held for investment           3,471,754          3,643,245
Accumulated depreciation                   (342,291)          (280,663)
                                        -----------        -----------
Real estate held for investment, net
     of accumulated depreciation        $ 3,129,463        $ 3,362,582
                                        ===========        ===========

At the beginning of June 1999, United Dominion embarked on an accelerated disposition plan for non-strategic properties. As a result of the review of its real estate apartment portfolio, 21 properties included in real estate held for investment were moved to real estate held for disposition during the second quarter. Accordingly, through the review and analysis of communities targeted for strategic disposition which included exiting one of United Dominion's major markets, an aggregate $7.1 million impairment loss was recognized on five communities. An impairment loss was indicated as a

2. Real Estate Held for Investment (CONTINUED)

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

result of the net book value of the assets held for disposition being greater than the estimated fair market value less the cost of disposal.

3. Notes Payable - Secured

Notes payable-secured, which encumber $1.92 billion or 47.9% of United Dominion's real estate owned, ($2.09 billion or 52.1% of United Dominion's real estate owned is unencumbered) consist of the following at September 30, 1999:

                                        Principal    Weighted Average    Weighted Average     No. Communities
Dollars in thousands                     Balance      Interest Rate      Years to Maturity      Encumbered
------------------------------------------------------------------------------------------------------------
Fixed-Rate Debt
Mortgage Notes Payable (a)           $    562,800          8.06%               7.0                 85
Tax-Exempt Notes Payable                  113,236          6.99%              13.1                 16
REMIC Financings                           69,249          7.88%               1.3                 23
Secured Notes Payable (FNMA) (b)(c)         7,000          6.78%               4.5                  0
                                     ------------------------------------------------------------------------
     Total Fixed-Rate Notes Payable       752,285          7.87%               7.4                124

Variable-Rate Debt
Mortgage Notes Payable                     23,769          7.50%              17.5                  9
Tax-Exempt Notes Payable                   66,615          4.17%              19.4                  5
Secured Credit Facilities (FNMA) (c)      188,675          6.18%               4.5                 19
                                     ------------------------------------------------------------------------
   Total Variable-Rate Notes Payable      279,059          5.81%               9.1                 33
                                     ------------------------------------------------------------------------
Total Notes Payable - Secured         $ 1,031,344          7.31%               7.8                157
                                     ========================================================================

(a) Includes fair value adjustments aggregating $15.4 million recorded in connection with two statutory mergers consummated in 1998.
(b) United Dominion has one interest rate swap agreement associated with secured debt with an aggregate notional value of $7 million under which United Dominion pays a fixed rate of interest and receives a variable rate on the notional amount. The interest rate swap agreement effectively changes United Dominion's interest rate exposure on $7 million from a variable rate to a weighted average fixed rate of approximately 6.78%.
(c) During the first nine months of 1999, United Dominion closed on $195.7 million of a $200 million revolving credit facility (the "Credit Facility") with the Federal National Mortgage Association ("FNMA"). The Credit Facility currently bears a variable rate of interest of 6.20%. The financing is for an initial term of five years, bears interest at a floating rate which can be fixed for periods of up to 270 days, and can be extended for an additional five or ten years at United Dominion's discretion. The current floating rate will be reset on December 1, 1999. The Company entered into two forward rate swap agreements dated August 29, 1999 and August 31, 1999 for $10 million and $40 million, respectively. The two agreements have an effective date of December 1, 1999 and a termination date of April 1, 2004. The agreements will be used to synthetically fix the interest rate on $10 million of this Credit Facility to a weighted average fixed rate of 6.47% and $40 million of this Credit Facility to a weighted average fixed rate of 5.74%.

4.  Notes Payable - Unsecured
A summary of notes payable - unsecured at September 30, 1999 and December 31, 1998 is as follows (dollars in thousands):

                                               September 30,     December 31,
                                                  1999              1998
                                               -------------     -------------
Commercial Banks
         Borrowings outstanding under
            credit facilities (a) (b)           $244,800          $240,000

Insurance Companies--Senior Unsecured Notes
         7.98% due March, 2000-2003 (c)           29,800            37,228

Other  (d)                                         5,394             5,836

4.  Notes Payable - Unsecured (continued)
Senior Unsecured Notes - Other

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         7.73% Medium-Term Notes due April 2005 (g)              25,000                        --
         7.53% Medium-Term Notes due April 2029 (e) (g)          15,000                        --
         7.60% Medium-Term Notes due January 2002 (g)            70,000                        --
         7.67% Medium-Term Notes due January 2004 (g)            58,000                        --
         7.65% Medium-Term Notes due January 2003 (f) (g)        10,000                        --
         7.22% Medium-Term Notes due February 2003 (g)           12,000                        --
         5.05% City of Portland, OR Bonds due October 2003        7,345                        --
         8.50% Monthly Income Notes due November 2008            60,863                    62,500
         8.13% Senior Notes due November 2000                   146,150                   150,000
         7.25% Notes repaid April 1999                               --                    75,000
         8.50% Debentures due September 2024 (h)                150,000                   150,000
         7.95% Medium-Term Notes due July 2006                  123,400                   125,000
         7.25% Notes due January 2007                           112,975                   125,000
         7.07% Medium-Term Notes due November 2006               25,000                    25,000
         7.02% Medium-Term Notes due November 2005               50,000                    50,000
                                                            -----------                ----------
                                                                865,733                   762,500
                                                            -----------                ----------
               Total Notes Payable - Unsecured              $ 1,145,727                $1,045,564
                                                            ===========                ==========

(a) Weighted average interest rate of 6.0% at September 30, 1999 and December 31, 1998.
(b) United Dominion has five interest rate swap agreements with an aggregate notional value of $45 million under which United Dominion pays a fixed rate of interest and receives a variable rate of interest on the notional amounts. The interest rate swap agreements effectively change United Dominion's interest rate exposure on $45 million of its outstanding credit facilities from a variable rate to a weighted average fixed rate of approximately 6.84%.
(c)      Payable annually in four equal principal installments of $7.4 million.
(d) Includes $4.8 million and $5.4 million at September 30, 1999 and December 31, 1998, respectively, of deferred gains from the termination of interest rate risk management agreements.
(e) Notes include an investor put feature which grants options to redeem the notes in April 2003, 2009, 2014 and 2019 at par.
(f) United Dominion has one interest rate swap agreement associated with unsecured notes with an aggregate notional value of $10 million under which United Dominion pays a fixed rate of interest and receives a variable rate on the notional amount. The interest rate swap agreement effectively changes United Dominion's interest rate exposure on the $10 million from a variable rate to a fixed rate of 7.65%.
(g) During the first nine months of 1999, United Dominion issued $190 million aggregate principal amounts of senior unsecured notes under its $200 million Medium-Term Note Program, with a weighted average interest rate of 7.6% and a weighted average term of 6.3 years.
(h) Debentures include an investor put feature which grants a one-time option to redeem debentures in September 2004.

During the first nine months of 1999, United Dominion recognized a $343 thousand extraordinary gain related to the repurchase of $19.1 million of its unsecured notes payable at less than face value.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.  Earnings Per Share
Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potential common stock equivalents is determined using the treasury stock method based on United Dominion's average stock price. The early extinguishment of debt does not have an effect on the earnings per share calculation for the periods presented. The effect of the conversion of the operating partnership units and convertible preferred stock is not dilutive and is therefore not included in the following calculations. For the three and nine months ended September 30, 1999 and 1998, the weighted average number of operating partnership units was 8,251,432 and 8,398,303 for 1999 and 3,077,181 and 2,482,255 for 1998, respectively. For the three and nine months ended September 30, 1999, the weighted average number of preferred shares was 12,307,692. The following table sets forth the computation of basic and diluted earning per share.

                                                     Three months ended                   Nine months ended
                                                        September 30,                        September 30,
                                                     1999           1998                  1999          1998
                                                 -------------------------             -------------------------
In thousands, except per share data
Numerator for basic and diluted earnings
  per share-net income available to common
  shareholders                                   $ 10,435         $  8,157              $  52,439      $  49,002

Denominator:
  Denominator for basic earnings per share-
    weighted average shares                        103,439         103,104                103,897         98,786

Effect of dilutive securities:
    Employee stock options                              51              41                     22             84
                                            --------------     -----------         --------------    -----------

Dilutive potential common shares
  Denominator for dilutive earnings per
  share-adjusted weighted average shares
  and assumed conversions                          103,490         103,145                103,919         98,870
                                            ==============     ===========         ==============    ===========

Basic earnings per share                    $          .10     $       .08         $          .50    $       .50
                                            ==============     ===========         ==============    ===========
Diluted earnings per share                  $          .10     $       .08         $          .50    $       .50
                                            ==============     ===========         ==============    ===========

6.  Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133), as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133", which is required to be adopted in years beginning after June 15, 2000. Statement 133 permits early adoption as of the beginning of any fiscal quarter after its issuance, however, United Dominion does not anticipate adopting Statement 133 until such time as it is required. Statement 133 will require United Dominion to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. United Dominion has not yet determined what the effect of Statement 133 will be on earnings and the financial position of United Dominion, however, management does not anticipate that the adoption of Statement 133 will have a significant effect on earnings or the financial position of United Dominion.

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto of United Dominion Realty Trust, Inc. ("United Dominion") appearing elsewhere in this report. This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning 1999 property acquisitions and dispositions, 1999 development activity and capital expenditures, 1999 capital raising activities, 1999 rent growth, occupancy and rental expense growth. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of United Dominion to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting United Dominion, and/or its properties, adverse changes in the real estate markets and general and local economies and business conditions. Although United Dominion believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that such statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by United Dominion or any other person that the results or conditions described in such statements or the objectives and plans of United Dominion will be achieved.

United Dominion operates in one defined business segment with activities related to the ownership, acquisition, development, management and strategic disposition of multifamily apartment communities nationwide. Management's strategy is to be a national, highly efficient provider of quality apartment homes. During the past several years, United Dominion has implemented this strategy through the acquisition of portfolios of higher quality communities, the disposition of non-strategic communities, a greater commitment to development and the upgrade of its older communities. United Dominion seeks to be a market leader by operating a sufficiently sized portfolio of apartments within each if its targeted markets in order to drive down operating costs through economies of scale and management efficiencies. United Dominion believes that geographic market diversification increases investment opportunity and decreases the risk associated with cyclical local real estate markets and economies. At September 30, 1999, United Dominion owned 318 communities with 85,216 apartment homes.

The following table summarizes United Dominion's apartment information by geographic location including its 34 major markets:

                                                                   Nine Months Ended       Three Months Ended
                             As of  September  30, 1999            September 30, 1999      September  30, 1999
                 -------------------------------------------       ------------------      -------------------
                                                                              Average                  Average
                              No. of      % of      Carrying                  Monthly                  Monthly
                 No. of      Apartment  Apartment    Value         Physical    Rental      Physical     Rental
Market         Communities     Homes     Homes   (in thousands)   Occupancy   Rates (a)   Occupancy    Rates (a)
---------------------------------------------------------------   ---------------------  -----------------------
Dallas/Ft. Worth, TX   29     8,956        11%  $    405,738         94.4%    $ 622          94.8%      $ 628
Houston, TX            25     6,180         7%       236,878         91.7%      573          91.3%        579
Phoenix, AZ            10     3,374         4%       194,320         90.9%      661          91.3%        663
Orlando, FL            14     3,940         5%       190,540         94.1%      664          95.2%        669
San Antonio, TX        13     3,840         4%       177,371         92.1%      619          91.9%        626
Tampa, FL              12     4,018         5%       175,947         92.2%      644          92.8%        649
Raleigh, NC             9     2,951         3%       144,272         92.6%      691          93.2%        695
Nashville, TN          11     3,064         4%       143,639         94.0%      603          94.7%        607
San Francisco, CA       4       980         1%       129,942         98.5%    1,477          99.0%      1,491
Charlotte, NC          10     2,490         3%       124,778         91.2%      678          91.4%        683
Columbus, OH            7     2,330         3%       121,808         93.8%      621          94.9%        624
Columbia, SC           11     3,320         4%       114,686         90.8%      530          91.0%        532
Wilmington, NC         10     2,710         3%       111,390         88.4%      594          92.0%        588
Monterey
   Peninsula, CA       16     2,076         2%       106,675         93.9%      737          94.8%        755
Memphis, TN             7     2,196         3%       105,411         93.8%      593          94.9%        593
South Florida           6     1,638         2%       102,245         91.2%      826          89.7%        834
Greensboro, NC          8     2,123         2%       102,015         88.2%      624          88.8%        626
Richmond, VA            8     2,372         3%        98,051         93.4%      658          96.2%        663
Southern CA             5     1,578         2%        80,998         93.8%      695          92.7%        712
Baltimore, MD           7     1,596         2%        72,478         95.9%      693          96.9%        699
Atlanta, GA             6     1,426         2%        69,009         92.1%      689          93.9%        697
Portland, OR            4       996         1%        60,258         91.2%      682          90.3%        687
Jacksonville, FL        3     1,157         1%        56,410         90.1%      637          91.5%        640
Hampton Roads, VA       6     1,437         2%        54,104         94.4%      600          95.3%        605
Greenville, SC          6     1,436         2%        51,013         85.8%      546          86.1%        548
Sacramento, CA          2       914         1%        48,031         97.6%      643          97.6%        651
Seattle, WA             4       790         1%        46,917         92.0%      678          95.7%        684
Denver , CO             2       876         1%        44,592         93.0%      638          95.0%        651
Washington, DC          4       803         1%        44,056         96.1%      776          96.5%        782
Detroit, MI             4       744         1%        38,299         94.8%      688          96.1%        697
Indianapolis, IN        3       875         1%        33,210         94.5%      518          94.6%        519
Austin, TX              2       542         1%        23,625         93.6%      616          94.4%        625
Albuquerque, NM         3       530         1%        20,639         89.0%      526          92.6%        527
Tucson, AZ              2       408        --         14,053         90.4%      445          91.8%        445
Other FL                7     1,666         2%        78,369         91.2%      618          91.7%        625
Eastern Shore, MD /
    Delaware            6     1,156         1%        52,441         96.5%      663          96.3%        672
Other, MI               4     1,227         1%        50,729         88.9%      622          89.2%        627
Other North Carolina    4     1,052         1%        48,785         94.8%      583          95.7%        588
Other Virginia          6     1,154         1%        47,913         93.5%      621          94.9%        625
Other Midwest           5       969         1%        42,828         94.4%      603          94.9%        609
Other Washington State  2       536         1%        25,288         79.9%      699          85.8%        654
Other Georgia           2       468         1%        22,644         85.7%      659          84.6%        663
Other Texas             3       776         1%        22,322         87.2%      490          89.1%        492
Arkansas                2       512         1%        22,191         93.5%      592          94.8%        595
Nevada                  1       384        --         20,716         92.2%      644          92.7%        646
Other South Carolina    2       408        --         13,601         91.3%      441          91.8%        446
Alabama                 1       242        --          8,762         91.8%      511          90.8%        514
                      -----------------------------------------   ---------------------  -----------------------
     Total            318    85,216       100%    $3,999,987         92.5%     $640          93.2%       $645
                      =========================================   =====================  =======================

(a) Average monthly rental rates represent potential rent collections (gross potential rents less market adjustments), which approximate net effective rents. These average rent figures exclude three acquisitions completed in 1999 and development communities in lease-up.

Liquidity and Capital Resources

As a qualified real estate investment trust ("REIT"), United Dominion distributes a substantial portion of its cash flow to its shareholders in the form of quarterly distributions. United Dominion believes that cash provided by operations will be adequate to meet normal operating requirements and payment of distributions in accordance with REIT requirements in both the short and long-term. United Dominion utilizes a variety of primarily external financing sources to fund portfolio growth, major capital improvement programs and balloon debt payments. United Dominion's bank lines of credit generally have been used to temporarily finance these expenditures, and subsequently this short-term bank debt has been replaced with longer-term debt or equity. At September 30, 1999, United Dominion had cash and cash equivalents of $9.1 million and amounts available under its credit facilities aggregating $65.2 million.

United Dominion expects to meet its short-term liquidity requirements through net cash provided by operations and borrowings under credit facilities. To meet certain long-term liquidity requirements, such as scheduled debt maturities, development activity and significant capital improvements, United Dominion uses secured and unsecured notes payable and common and preferred equity. Although United Dominion believes that it will have the capacity to meet its long-term liquidity needs, there can be no assurance that such additional debt financing or debt and equity offerings will be available or, if available, on terms satisfactory to United Dominion. United Dominion may also fund its capital requirements through: (i) proceeds from asset sales, (ii) common shares sold through the Dividend Reinvestment and Stock Purchase Plan, (iii) retained operating cash flow and (iv) the use of unused credit facilities. United Dominion completed the majority of its 1999 financing activity during the first half of 1999 (see Financing Activities). United Dominion has no significant debt maturities until August 2000 at which time United Dominion's $200 million revolving credit facility expires.

The following discussion explains the changes in net cash provided by operating activities, net cash used in investing activities and net cash (used in) provided by financing activities which are presented in United Dominion's Consolidated Statement of Cash Flows.

Operating Activities
For the nine months ended September 30, 1999, United Dominion's cash flow from operating activities was $152.9 million compared to $126.9 million for the same period last year. The increase is primarily due to the increased operating income from United Dominion's acquired communities as well as increases in property operating income achieved primarily through higher rent growth as discussed under "Results of Operations".

Investing Activities
During the nine months ended September 30, 1999, net cash used for investing activities was $86.1 million compared to $162.5 million for the same period last year. Changes in the level of investing activities from period to period reflect the changing levels of United Dominion's acquisition, capital expenditure, development and sales programs, as well as the impact of the capital market environment on these activities.

During 1999, United Dominion's investment activities have consisted primarily of the sale of non-strategic properties, with a portion of the proceeds used in the acquisition of real estate. In addition, United Dominion has funded the development of higher quality communities, as well as capital expenditures on its apartment portfolio.

Disposition of Investments
As part of its strategic repositioning, United Dominion has undertaken proactive portfolio review analyses with the objective of identifying communities that no longer meet United Dominion's long-term investment objectives due to size, location, age, quality or performance. The disposition program allows United Dominion to reduce the age of its existing portfolio, which should result in lower operating expense and capital expenditure growth associated with the older communities, to exit non-core markets and to divest itself of communities that are no longer strategically important. United Dominion intends to sell between 7,000 and 8,000 apartment homes during 1999 as part of the strategic repositioning plan which will continue into 2000. It is anticipated that the proceeds from the sales, estimated in the $250 million range, will be used to fund acquisitions in order to complete tax-deferred exchanges to defer large capital gains, to fund development activity, to reduce debt and to repurchase common and preferred stock. The dispositions are expected to be moderately dilutive to current earnings as the initial returns on investment in higher quality communities and the interest rate on debt repaid are lower than the returns on investment in the communities being sold.

In connection with its disposition strategy, for the nine months ended September 30, 1999, United Dominion sold 18 communities with 3,635 apartment homes for an aggregate sales price of $122.6 million and a net book value of $87.8 million which included two parcels of land located adjacent to two of the communities sold. Proceeds received in connection with the sales were used to repay debt, repurchase common stock and complete 1031 tax deferred exchanges (see Acquisitions). For financial reporting purposes, gains on the sales of these assets aggregated $32.5 million.

At September 30, 1999, there were 53 communities with 10,876 apartment homes and three commercial properties classified as real estate held for disposition with a net book value of $377.7 million (net of $41.5 million of accumulated depreciation). These communities contributed property operating income (property rental income less property operating expenses) of $9.1 million and $26.8 million for the three and nine month periods ended September 30, 1999. Management believes that the majority of these properties will be disposed of over the next twelve months.

In October 1999, United Dominion sold three additional apartment communities with 761 homes for an aggregate sales price of $25.1 million. In addition, United Dominion has entered into various contracts with a number of purchasers to sell 24 communities with 5,649 apartment homes for an aggregate sales price of $168.3 million. Furthermore, United Dominion has four communities with 513 apartment homes under letter of intent for an aggregate sales price of $17.1 million. For financial reporting purposes, aggregate gains on the sales of investments are not expected to be material. The transactions are expected to close during the fourth quarter of 1999 and the first quarter of 2000; however, there can be no assurance that any of these transactions will be consummated as planned.

Real Estate under Development
United Dominion focuses its development activity in certain of its significant markets where it believes there will be stabilized demand. For the nine months ended September 30, 1999, United Dominion invested $92.6 million on development projects, including the acquisition of land.

At September 30, 1999, United Dominion had six apartment communities and two additional phases to existing communities under development with 2,368 apartment homes as outlined below (dollars in thousands except estimated cost per home):

                                                                    Development   Estimated  Estimated   Expected
                                             No. Apt.    Completed    Costs      Development  Cost per  Completion
 Property                   Location          Homes      Apt. Homes   To Date       Costs      Home       Date
---------------------------------------------------------------------------------------------------------------
NEW COMMUNITIES
---------------
Sierra Foothills             Phoenix, AZ        322          238     $ 19,136     $ 22,400   $ 69,600     4Q99
Alexander Court             Columbus, OH        356          356       21,024       23,000     64,600     4Q99
Legends at Park Row          Houston, TX        236          188       12,891       13,900     58,900     4Q99
Ashton at Waterford Lakes    Orlando, FL        292           92       15,962       19,000     65,100     1Q00
The Meridian  I               Dallas, TX        250           --        6,907       15,500     62,000     2Q00
Oaks at Weston               Raleigh, NC        380           --        4,740       30,200     79,500     1Q01
                                                --------------------------------------------------------------
                                              1,836          874       80,660      124,000     67,500       --
Additional Phases
-----------------
Dominion Crown Point II    Charlotte, NC        220           --        6,950       14,800     67,300     1Q00
Carmel II                San Antonio, TX        312           --        3,156       19,700     63,100     4Q00

Land Held for Future Development                 --           --       32,628            --        --       --
                                              ----------------------------------------------------------------
                           Total to Date      2,368          874     $123,394     $158,500    $66,900       --
                                              ================================================================

During 1999, the following development projects were completed (dollars in thousands except estimated cost per home):

                                               No. Apt.     Development        Cost  per     Date      % Leased
Property                     Location          Homes           Costs              Home     Completed   at 9/30/99
-----------------------------------------------------------------------------------------------------------------
New Communities
---------------
Stone Canyon                 Houston, TX        216          $ 10,227          $ 47,300       3/99         81.5%


Dominion Franklin          Nashville, TN        360            25,831             71,800      3/99         87.2%
Ashlar I                  Fort Myers, FL        260            18,919             72,800      5/99         89.2%

Additional Phases
-----------------
Heritage Green  II          Columbus, OH         96             5,897             61,400      5/99         96.9%
                                                ---------------------
                  Total                         932          $ 60,874            $65,300
                                                =====================

United Dominion is committed to completing its real estate currently under development, which has an estimated cost to complete of $67.7 million. Additional development starts planned for the remainder of 1999 will likely be done with financial partners through joint ventures.

Acquisitions
During the nine months ended September 30, 1999, United Dominion acquired three communities with 854 apartment homes at a total cost (including closing costs) of $47.2 million or $55,300 per home. In October 1999, one additional apartment community was acquired with 184 apartment homes for a total cost (including closing costs) of $14.2 million or $77,000 per home. Through the remainder of 1999, United Dominion does not anticipate acquiring communities except to reinvest a portion of the proceeds from property dispositions.

                                                                                    Purchase
                             Purchase                              No. Apt.           Price               Cost
Location                        Date            Name                Homes          (thousands)         per Home
---------------------------------------------------------------------------------------------------------------
Nashville, Tennessee         01/07/99         Colonnade              288             $17,475            $60,700
San Bernadino, California    06/30/99         Grand Terrace          208               8,739             42,000
Pembroke Pines, Florida      07/26/99         Pembroke Bay           358              21,107             59,000
                                                                     -----------------------
                                 Total/Weighted Average              854             $47,321            $55,400
                                                                     =======================


Capital Expenditures
United Dominion capitalizes value enhancing improvements plus improvements that substantially extend the useful life of an existing asset. In addition to United Dominion's capital expenditures to upgrade and improve new acquisitions, a significant portion of capital expenditures relate to United Dominion's same communities. For the nine months ended September 30, 1999, United Dominion invested $46.1 million on capital improvements to its total apartment portfolio, of which, $21.1 million was used to fund capital expenditures to its same community portfolio.

For the nine months ended September 30, 1999, non-revenue enhancing capital expenditures related to United Dominion's same communities, including floor coverings, HVAC equipment, roofs, appliances, landscaping, parking lots and other non-revenue enhancing capital expenditures, aggregated $14.7 million or $270 per home ($360 per home on an annualized basis). In addition, revenue enhancing capital expenditures related to the same communities, including water sub-metering, the additions of microwaves, washer-dryers, interior upgrades and new business and fitness centers totaled $6.5 million or $119 per home ($159 per home on an annualized basis) for the nine months ended September 30, 1999.

United Dominion has completed the majority of its same community upgrade program and has reduced its capital expenditures related to same communities during the first nine months of 1999, but will continue to selectively add revenue enhancing improvements which are budgeted to provide a high return on investment.

Financing Activities
Net cash used in financing activities during the nine months ended September 30, 1999 was $76.3 million compared to net cash provided by financing activities of $63.5 million last year. The capital markets environment and the level of its acquisition, development, capital expenditures and sales programs affect the financing activities of United Dominion.

Cash (used in) Provided by Financing Activities
On March 18, 1999, United Dominion closed on the first part of a $200 million revolving credit facility (the "Credit Facility") with the Federal National Mortgage Association. The $102.3 million initially borrowed under the terms of the Credit Facility has an initial interest rate of 5.70%, which is fixed through December 1, 1999. In April 1999, United Dominion borrowed an additional $16.6 million at an interest rate of 5.68% and $10.7 million at an interest rate of 5.72%. Each of the financings are for an initial term of five years, bear interest at a floating rate which can be fixed for periods of up to 270 days, and can be extended for an additional five or ten years at United Dominion's discretion. The proceeds from the Credit Facility were used to repay a $91 million secured credit facility assumed in connection with the American Apartment Communities II transaction and the remaining proceeds were used to repay revolving bank debt. In August, an additional $66.0 million was borrowed under the Credit Facility which has an initial interest rate of 6.53%. Proceeds from the borrowing were used to replace $58 million in maturing secured debt and the remaining $8 million was used to repay revolving bank debt.

In January 1999, United Dominion established a program for the sale of up to $200 million aggregate principal amount of medium-term notes (the "MTN Program"). During the first nine months of 1999, United Dominion sold an aggregate of $190 million of senior unsecured notes under the MTN Program which consisted of the following: (i) $70 million of 7.60% Notes due January 25, 2002,
(ii) $58 million of 7.67% Notes due January 26, 2004, (iii) $10 million of variable-rate Notes due January 27, 2003 on which United Dominion subsequently executed a swap fixing the rate at 7.65%, (iv) $12 million of 7.22% Notes due February 19, 2003, (v) $25 million of 7.73% Notes due April 5, 2005 and (vi) $15 million of 7.53% Notes due April 27, 2029 (puttable to United Dominion beginning
2003). Net proceeds from the offerings were used to repay $7.5 million amortizing unsecured debt, repay maturing mortgage debt, repay a $75 million senior unsecured note that matured in April 1999 and repay revolving bank debt.

United Dominion issued 1,213,978 shares of its common stock and received $12.6 million under its Dividend Reinvestment and Stock Purchase Plan during the nine months ended September 30, 1999 which included $0.9 million in optional cash investments and $11.7 million of reinvested dividends.

For the nine months ended September 30, 1999, United Dominion paid distributions to its common shareholders and unitholders in its operating partnerships aggregating $86.7 million. The distributions to common shareholders and holders of common operating partnership units equate to an annualized dividend rate of $1.06 per share or unit. In addition, $25.5 million of preferred dividends were paid to Series A, B and D preferred shareholders.

In May 1999, the Board of Directors authorized the repurchase of up to 5.5 million common shares, or 5% of the total common shares outstanding, using proceeds from the disposition program. Such purchases will be made from time to time in the open market or in privately negotiated transactions; the timing, volume and price of such purchases will be at the discretion of management and the Board. For the nine months ended September 30, 1999, United Dominion repurchased 2,300,000 common shares at an average price of $11.34 per share. Subsequent to September 30, 1999, United Dominion repurchased an additional 181,000 common shares at an average price of $10.88 per share. The Board of Directors, in its October 1999 meeting, authorized United Dominion to repurchase United Dominion's 9.25% Series A Cumulative Redeemable Preferred Stock and its 8.60% Series B Cumulative Redeemable Preferred Stock from time to time as market conditions permit.

During the first nine months of 1999, using proceeds from its disposition program, United Dominion repurchased $19.1 million of certain of its higher rate outstanding unsecured debt with a weighted average yield of 8.63%. In addition, in connection with the sales program, United Dominion was relieved of $30.7 million of mortgage debt.

Credit Facilities
United Dominion has a $200 million unsecured revolving credit facility (the "Bank Credit Facility") which expires in August 2000, and a $110 million one-year unsecured line of credit (the "Line of Credit"). In September 1999, United Dominion obtained the Line of Credit from eight banks which provides United Dominion with access to up to $110 million in unsecured bank credit. The $110 million Line of Credit replaced an expiring line of credit in the amount of $50 million and provides United Dominion with access to an additional $60 million in funding. In September 1999, United Dominion's $15 million uncommitted line of credit with a major U.S. financial institution expired.

At and for the nine months ended September 30, 1999, United Dominion had the following credit facilities (dollars in thousands):

                           Three Months Ended September 30, 1999                At  September  30, 1999
                          --------------------------------------                -----------------------
                          Weighted Average


                            Amount of        Amount      Weighted Average      Amount      Weighted Average
Facility                    Facility      Outstanding      Interest Rate    Outstanding      Interest Rate
-------------------------------------------------------------------------   -------------------------------
Bank Credit Facility     $  200,000        $194,862            5.8%           $194,800          6.0%
Line of Credit              110,000          33,461            6.1%             50,000          6.4%
                         ----------        ------------------------          ------------------------
                         $  310,000        $228,323            5.8%          $ 244,800          6.0%
                         ==========        ========================          ========================

Derivative Instruments
United Dominion has, from time to time, used derivative instruments to synthetically alter on-balance sheet liabilities to hedge anticipated transactions. Derivative contracts did not have a material impact on the results of operations during the nine months ended September 30, 1999.

Market Risk Disclosures
United Dominion is exposed to market risk principally from interest rate risk associated with variable-rate notes payable and maturing debt that has to be refinanced. A large portion of United Dominion's market risk is exposure to short-term interest rate fluctuations on variable-rate borrowings outstanding under its various bank credit facilities, which was $244.8 million at September 30, 1999 and borrowings of $195.7 million outstanding under its revolving credit facility with FNMA. The impact on United Dominion's financial statements of refinancing fixed-rate debt that matured during the third quarter was not material.

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

For the nine months ended September 30, 1999, FFO increased 28.8% to $132.2 million, compared with $102.7 million for the same period last year. The increase in FFO was principally due to the increased net rental income from United Dominion's apartment homes acquired and developed subsequent to January 1, 1998 as well as increased property operating income from its same community portfolio.

                                                       Three Months Ended              Nine Months Ended
                                                          September  30,                 September 30,
                                                          (in thousands)                (in thousands)
                                                  --------------------------      -----------------------------
                                                     1999    1998   % Change        1999       1998    % Change
                                                  --------------------------      -----------------------------
Calculation of funds from operations:
Income before gains on sales of investments;
   minority interests and extraordinary items     $ 20,521  $ 13,872    47.9%     $  52,851   $  46,797    12.9%
Adjustments:
   Real estate depreciation, net of outside
     partners' interest                             29,651    26,901    10.2%        89,902      73,376    22.5%
   Minority interests of outside partnerships         (276)       --      --          (657)          --      --

   Distributions to preferred shareholders          (9,441)   (5,650)  67.1%        (28,320)    (16,953)   67.1%
   Impairment loss on real estate owned                 --        --      --          7,100          --      --
   Adjustment for internal acquisition costs            --        --      --             --        (544)     --
                                                  --------------------------      -----------------------------
Funds from operations-basic                      $  40,455  $ 35,123    15.2%     $ 120,876   $ 102,676    17.7%
                                                  ==========================      =============================
Adjustments:
   Distributions to preferred shareholders-
       Series D (Convertible)                        3,788        --      --         11,367          --      --
                                                  --------------------------      -----------------------------
Funds from operations-diluted                    $  44,243  $ 35,123    26.0%     $ 132,243   $ 102,676    28.8%
                                                  ==========================      =============================

Results of Operations
United Dominion's net income is primarily generated from the operations of its apartment communities. For purposes of evaluating its comparative operating performance, United Dominion categorizes its communities into two categories, same community and non-mature. For the 1999 versus 1998 comparison, these communities are as follows: (i) same community--those communities acquired, developed and stabilized prior to January 1, 1998 and held throughout the first nine months of 1999 and 1998 and (ii) non-mature--those communities acquired, developed or sold subsequent to January 1, 1998.

For the three and nine months ended September 30, 1999, United Dominion reported increases over the same period last year in rental income and rental expenses. United Dominion's 122 non-mature communities with 30,824 apartment homes provided a substantial portion of the aggregate reported increases. Compared to the same periods last year, the acquisition and development of these non-mature communities resulted in an increase in the weighted average number of apartment homes by 18.4% and 26.0% for the three and nine months ended September 30, 1999, respectively.

Same Communities
The operating performance for the three and nine months ended September 30, 1999 and 1998 is summarized below (dollars in thousands):

                                                       Three Months Ended              Nine Months Ended
                                                          September  30,                 September 30,
                                                  --------------------------      -----------------------------
                                                     1999    1998   % Change        1999       1998    % Change
                                                  --------------------------      -----------------------------

Property rental income                           $  97,212  $  94,765    2.6%    $  287,502  $  278,980     3.1%
Property operating expenses (excluding
     depreciation and amortization)                (38,711)  (38,984)   (0.7)%     (113,219)   (112,547)    0.6%
                                                  --------------------------      -----------------------------
Property operating income                        $  58,501  $ 55,781     4.9%    $  174,283  $  166,433     4.7%
                                                  ==========================     ==============================

Physical occupancy                                    93.2%     94.0%   (0.8)%         92.6%       93.1%   (0.5)%
Average monthly rental rates                     $     630  $    610     3.3%    $      625  $      604     3.5%
Operating margin                                      60.2%     58.9%    1.3%          60.6%       59.6%    1.0%

For the three and nine months ended September 30, 1999, same community property operating income was strong, increasing 4.9% and 4.7%, respectively, over the same periods last year. During the first nine months of 1999, property rental income for the same communities grew 3.1%, or $8.5 million over the same period last year. The increase was attributable to an increase in average monthly rents of 3.5% to $625 per home that was offset by a slight decrease of 0.5% in physical occupancy to 92.6%. For the quarter ended September 30, 1999, property rental income grew 2.6% or $2.4 million, reflecting an increase in average monthly rents of 3.3% to $630 per home that was offset by a decrease of 0.8% in physical occupancy to 93.2%. United Dominion expects to maintain annualized rent growth in the 3% range during the remainder of the year.

For the nine months ended September 30, 1999, property operating expenses at the same communities increased 0.6%, or $672 thousand. Utility expenses decreased due to further progress on water sub-metering reimbursements, repair and maintenance expense decreased due to benefit from the upgrade program undertaken during the past several years and management expenses decreased due to better economies of scale. However, United Dominion did experience increases in real estate taxes due to general increases in property tax rates or revaluations. In addition, personnel costs increased due to higher salaries and benefit costs and administrative and marketing costs increased due to the addition of monitored alarms in more communities during 1999 and higher technology costs. For the quarter, rental expenses were relatively flat, decreasing 0.7% or $273 thousand for the same reasons previously described. United Dominion expects to maintain annualized expense growth in the 2% range during the remainder of 1999.

For the nine month period, the operating margin (property operating income divided by property rental income) improved 1.0% to 60.6% primarily as a result of increased property rental income during this period. For the three month period, the operating margin improved 1.3% to 60.2%.

Non-Mature Communities
The operating performance for the three and nine months ended September 30, 1999 and 1998 is summarized in the chart below (dollars in thousands):

THREE MONTHS ENDED SEPTEMBER 30:

                                                                      Disposition       Development        Total Non-Mature
                            1998 Acquisitions   1999 Acquisitions     Communities       Communities        Communities
                            -----------------   -----------------     -------------    ---------------     ----------------
                            1999       1998      1999        1998     1999     1998    1999       1998     1999        1998
                            -----------------   -----------------     -------------    ---------------     ----------------
Property rental income   $ 51,870  $  21,354   $ 1,422    $    --  $   911  $ 5,955  $ 3,785   $ 1,006   $ 57,988  $ 28,315
Property operating
  expenses (excluding
  depreciation and
  amortization)           (20,035)   (10,176)     (603)        --     (696)  (2,885)  (1,755)     (477)   (23,089)  (13,538)
                            -----------------   -----------------     -------------    ---------------     ----------------
Property operating
  income                 $ 31,835  $  11,178     $ 819    $    --  $   215  $ 3,070  $ 2,030    $  529  $  34,899  $ 14,777
                         ====================   =================  ================  =================  ===================

NINE MONTHS ENDED SEPTEMBER 30:

                                                                      Disposition       Development        Total Non-Mature
                            1998 Acquisitions   1999 Acquisitions     Communities       Communities         Communities
                            -----------------   -----------------     -------------    ---------------     ----------------
                            1999       1998      1999        1998     1999     1998    1999       1998     1999        1998
                            -----------------   -----------------     -------------    ---------------     ----------------
Property rental income  $ 153,500   $ 41,756   $ 2,304   $     -- $ 10,909 $ 22,119  $ 8,470  $  2,195  $ 175,183  $ 66,070
Property operating
  expenses (excluding
  depreciation and
  amortization)           (60,598)   (18,759)   (1,033)        --   (5,200) (10,407)  (4,204)   (1,087)   (71,035)  (30,253)
                            -----------------   -----------------     -------------    ---------------     ----------------
Property operating
income                   $ 92,902   $ 22,997   $ 1,271   $     --  $ 5,709 $ 11,712  $ 4,266   $ 1,108  $ 104,148  $ 35,817
                         ====================   =================  ================  =================  ===================

For the quarter ended September 30, 1999, the non-mature communities had physical occupancy of 93.1% (excluding Development Properties undergoing lease-up) and an operating margin of 60.2%. For the nine months ended September 30, 1999, these communities had physical occupancy of 92.4% and an operating margin of 59.5%.

1998 Acquisitions
American Apartment Communities II, Inc. (AAC)
The acquisition of 53 communities with 14,001 apartment homes on December 7, 1998 included in the statutory merger with AAC was on target with United Dominion's pro forma acquisition expectations of a 9% return on investment for the first year of ownership. During the nine months ended September 30, 1999, the AAC portfolio provided an annualized first year return on investment of 8.9% on an average investment of $779 million. For the quarter, on an average investment of $781 million, the return on investment was 9.4%. These communities achieved physical occupancy of 94.0% and 93.5% for the three and nine months periods, which is higher than United Dominion's average physical occupancy primarily due to the California communities included in this portfolio.

1998 Acquisitions (Excluding AAC)
Included in this category are 56 communities with 13,577 apartment homes acquired in individual, portfolio and merger transactions by United Dominion during 1998 (net of seven communities with 932 apartment homes sold). The return on investment (property rental income less property operating expenses divided by the average capital investment in real estate) for these communities for the nine months ended September 30, 1999, on an average investment of $631 million, was 8.3%. For the quarter, on an average investment of $640 million, the return on investment was 8.1%. These communities continue to be upgraded and repositioned which should improve their operating results over the long-term. In addition, these communities are an active area of the disposition program.

1999 Acquisitions
Included in this category are three communities with 854 apartment homes acquired by United Dominion during the first nine months of 1999 that are projected to have a first year average return on investment in the 8.5% to 9% range. These communities did not have a material impact on 1999 results of operation.

Disposition Communities
Included in this category are the 36 communities with 8,953 apartment homes sold as part of United Dominion's strategic repositioning (see Disposition of Investments under Liquidity and Capital Resources) since January 1, 1998. The communities sold during 1998 and 1999 had an annualized return on investment between 9% and 11%.

Development Communities
This represents the 2,034 homes developed at various times since January 1, 1998, which included the completion of three new communities and one additional phase to an existing community during the first nine months of 1999. Once stabilized, development communities are projected to generate an average return on investment in excess of approximately 10%, however, the full impact on property operating income is not realized until after the communities are stabilized, which is generally six months after construction is completed. United Dominion considers a development community stabilized on the earlier to occur of (i) one year after completion of construction or (ii) attainment of 90% physical occupancy. Construction activity is staged to allow for leasing and occupancy during the construction period in order to minimize the lease-up period subsequent to the completion of construction.

All Communities
The operating performance for the three and nine months ended September 30, 1999 and 1998 is summarized in the chart below (dollars in thousands):

                                                Three Months Ended                  Nine Months Ended
                                                   September  30,                     September  30,
                                       ---------------------------------     -------------------------------
                                           1999         1998    % Change        1999        1998    % Change
                                       ---------------------------------     -------------------------------
Property rental income                 $  155,200   $  123,080      26.1%    $  462,685   $  345,050    34.1%
Property operating expenses (excluding
     depreciation and amortization)       (61,800)     (52,522)     17.7%      (184,254)    (142,800)   29.0%
                                       ---------------------------------     -------------------------------
Property operating income              $   93,400   $   70,558      32.3%    $  278,431   $  202,250    37.7%
                                       =================================     ===============================

Weighted average number  of
     apartment homes                       85,673       72,365      18.4%        86,590       68,723    26.0%
Physical occupancy                           93.2%        92.2%      1.0%          92.5%        91.6%    0.9%

Due to the impact of the acquisition and development of 31,398 apartment homes since January 1, 1998, the increase in the weighted average number of apartment homes for the three and nine months ended September 30, 1999 resulted in significant increases in property rental income and property operating expenses for both the three and nine months ended September 30, 1999.

Reast Estate Depreciation
Real estate depreciation increased $3.0 million or 11.4% and $17.4 million or 23.8% for the three and nine months ended September 30, 1999, respectively over the same period last year. This increase is directly attributable to the addition of depreciable real estate assets as a result of United Dominion's acquisition, development and capital expenditure programs during 1998 and 1999.

Interest Expense
Interest expense increased $11.8 million and $40.2 million for the three and nine months ended September 30, 1999, respectively, over the same period last year as the weighted average amount of debt employed during 1999 was higher than it was for the same periods last year primarily due to debt assumed and issued during 1998 to fund United Dominion's investment activities. For the nine month period, the weighted average debt outstanding was $2.2 billion in 1999 versus $1.4 billion in 1998 and for the three month period it was $2.2 billion in 1999 versus $1.5 billion in 1998. For both the three and nine months ended September 30, 1999, the weighted average interest rate on this debt was 7.4%, reflecting no change from the same periods last year. For the three and nine months ended September 30, 1999, total interest capitalized was $1.1 million and $4.3 million, respectively. For the three and nine months ended September 30, 1998, total interest capitalized was $910 thousand and $2.2 million, respectively.

General and Administrative
During the three and nine months ended September 30, 1999, general and administrative expenses increased $531 thousand and $2.2 million, respectively over the same period last year primarily due to (i) the added infrastructure costs incurred due to the increased size of United Dominion, (ii) the change in accounting for internal acquisition costs subsequent to March 19, 1998 commencing with the adoption of EITF No 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions", which required that United Dominion expense direct internal costs related to identifying and acquiring operating properties, and (iii) severance compensation fully expensed during the first quarter of 1999.

Distribution to Preferred Shareholders
Distributions to preferred shareholders increased $3.8 million and $11.4 million for the three and nine months ended September 30, 1999, respectively over the same periods last year. The increase is the result of the issuance of 8 million shares of 7.5% Series D Cumulative Convertible Redeemable Preferred Stock on December 7, 1998 in connection with the acquisition of AAC.

Inflation
United Dominion believes that the direct effects of inflation on United Dominion's operations have been inconsequential.

Information Technology
United Dominion is currently engaged in the development of an innovative on-site property management system and a leasing automation system (the `systems") to enable management to capture, review and analyze data to a greater extent than is possible using available existing commercial software. United Dominion believes these new systems will enable the company to become a more efficient provider of a high quality living environment for our current residents, and provide the scalability necessary to support future growth. United Dominion intends to enter into a formal joint venture with another public multifamily real estate company, our joint venture partner, and to continue development of these systems and system software, through the joint venture entity. The system development process is currently managed by the employees of United Dominion who have significant related project management experience and the employees of the joint venture partner. The actual programming and documentation of the system is being conducted by these employees and third party consultants under the supervision of these experienced project managers.

Current projections indicate that total development costs over a three-year period will be approximately $7.5 million (including hardware costs and expenses, the costs of employees and related overhead, and the costs of engaging third party consultants) and that such development costs will be shared on an equal basis by the joint venture partners. Once developed, the systems would be used in place of current property management information systems for which a license fee is paid to third parties. The leasing automation system would be used to make the lease application process easier for residents and more efficient for United Dominion.

The systems are currently projected to undergo an on-site test (i.e., a "beta test") during the second quarter of 2000 and the systems should be functional by the fourth quarter of 2000. The leasing automation system is currently in beta testing at two communities and we intend, if such testing is successful, to implement the system during the first quarter of 2000.

Neither United Dominion nor its joint venture partner have been engaged in the development of systems software. There are several risks associated with the development of the systems for internal use, such as: (i) the inability to maintain the schedule or budget that has been projected for the development and implementation of the software, and (ii) the systems may not have with the functionality and efficiencies desired.

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

United Dominion continues to identify and address issues regarding the transition to Year 2000, as it is dependent on computer systems and applications to conduct its business. United Dominion has performed a thorough assessment of its personal computers, desktop software and major applications and is in the process of completing its server environment assessment. To ensure that United Dominion completed a formalized and thorough assessment of its Year 2000 issues, United Dominion engaged an outside consulting firm to conduct a Year 2000 assessment and develop a remediation plan. The plan covers four stages: (i) inventory, (ii) assessment, (iii) remediation and (iv) testing and certification. Because United Dominion operates in a structured, standardized environment, the assessment indicated a high degree of Year 2000 compliance with few items for remediation. All mission-critical applications have been determined to be Year 2000 compliant. Remediation of all desktop hardware and software will be completed by November 30, 1999. None of the non-compliance issues identified were mission-critical.

During the first quarter of 1999, United Dominion commenced the assessment phase for non-IT operating equipment at its communities (gates, security, telephone, elevator, HVAC systems and other such systems). This assessment was completed in August 1999, with remediation to be completed by November 30, 1999.

United Dominion also assessed the Year 2000 compliance of vendors and other external relationships to determine the extent to which United Dominion may be vulnerable to such parties' failure to resolve their own Year 2000 issues. United Dominion initiated formal communication with these parties. United Dominion cannot ensure timely compliance of third parties and; therefore, could be adversely affected by failure of a significant third party to become Year 2000 compliant. The effect, if any, on United Dominion's results of operations from the failure of such third parties to be Year 2000 compliant is not reasonably estimable.

United Dominion estimates that the total Year 2000 project cost will be approximately $100,000, of which approximately 90% has been incurred as of September 30, 1999. Amounts expended to ensure Year 2000 compliance have been funded by cash flows from operations and are not expected to have a material impact on United Dominion's financial position, results of operations, or cash flows. United Dominion believes that its Year 2000 initiatives are adequate to address reasonably likely Year 2000 issues.




---------------------------- -------------------------- -------------------------- --------------------------
                                    Assessment                                       Remediation / Testing
                                    % Complete                 Compliance                 Completion
---------------------------- -------------------------- -------------------------- --------------------------
IT - Mission-Critical
Applications                           100%                       100%                   November 1999
---------------------------- -------------------------- -------------------------- --------------------------
IT - Desktop
Hardware / Software                    100%                       100%                   November 1999
---------------------------- -------------------------- -------------------------- --------------------------
IT - Network
Hardware / Software                    100%                       100%                   November 1999
---------------------------- -------------------------- -------------------------- --------------------------
Operating Equipment                                                                        Expected
at Communities                         100%                       100%                    Completion,
                                                                                       November 30, 1999
---------------------------- -------------------------- -------------------------- --------------------------

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

Exhibit           Description                                Location
-------           -----------                                ---------
2(a)              Agreement and Plan of Merger dated         Exhibit 2(a) to the Company's Form S-4 Registration
                  as of December 19, 1997, between           Statement (Registration No. 333-45305) filed with
                  Company, ASR Investment                    the the Commission on January 30, 1998.
                  Corporation and ASR Acquisition Sub,
                  Inc.


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

4(i)(d)(A)        First Amended and Restated Rights           Filed herewith.
                  Agreement dated as of  September 14,
                  1999, between the Company and
                  ChaseMellon Sharelholder Services,
                  L.L.C., as Rights Agent

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

4(ii)(f)          364-day Credit Agreement dated               Filed herewith.
                  as of September 16, 1999, between
                  the Company and certain subsidiaries
                  and a syndicate of banks represented
                  by Bank of America, N.A.

 10(i)            Employment Agreement between                Exhibit 10(i) to the Company's Annual Report
                  the Company and John P. McCann              on Form 10-K for the year ended December 31,
                  dated December 8, 1998.                     1998.

10(ii)            Employment Agreement between                Exhibit 10(ii) to the Company's Annual Report
                  theCompany and John S. Schneider            on Form 10-K for the year ended December 31,
                  dated December 8,1998.                      1998.

10(iii)           Employment Agreement between                Exhibit 10(iii) to the Company's Annual Report
                  the Company and Richard Giannotti           on Form 10-K for the year ended December 31,
                  dated December 8, 1998.                     1998.

10(iv)            Employment Agreement between                Filed herewith.
                  the Company and A. William Hamill
                  dated September 30, 1999.

10(v)             1985 Stock Option Plan,                     Exhibit 10(iv) to the Company's Quarterly
                  as amended.                                 Report on Form 10-Q for the quarter ended
                                                              June 30, 1998.

10(vi)            1991 Stock Purchase and Loan                Exhibit 10(viii) to the Company's Quarterly Report
                  Plan.                                       on Form 10-Q for the quarter ended March 31, 1997.

10(vii)           Third Amended and Restated                  Exhibit 10(vi) to the Company's Annual Report
                  Agreement of Limited Partnership of         on Form 10-K for the year ended December 31,
                  United Dominion Realty, L.P.                1998.
                  dated as of December 7, 1998.

10(vii)(a)        Subordination Agreement dated               Exhibit 10(vi)(a) to the Company's Form 10-Q for
                  April 16, 1998, between the                 the quarter ended March 31, 1998.
                  Company and United Dominion
                  Realty, L.P.

10(viii)          Servicing and Purchase                      Exhibit 10(vii) to the Company's Form 10-Q for
                  Agreement dated as of June 24,              the quarter ended June 30, 1999.
                  1999, including as an exhibit
                  thereto the Note and Participation
                  Agreement forms.

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

United Dominion Realty Trust, Inc.
----------------------------------
          (registrant)



Date: November 12, 1999                          /s/  A. William Hamill
-----------------------                          -----------------------------
                                                  A. William Hamill
                                                  Executive Vice President and
                                                        Chief Financial Officer


Date: November 12, 1999                          /s/ Robin R. Flanagan
-----------------------                          -----------------------------
                                                  Robin R. Flanagan
                                                  Assistant Vice President and
                                                        Chief Accounting Officer















SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.