Form 10-K
period 1999-12-31
UNITED DOMINION REALTY TRUST INC
filed 2000-03-28
CIK 74208

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

                  For the fiscal year ended December 31, 1999

                                      OR

            ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from ________ to _________


                        Commission file number 1-10524
                                               -------

                      UNITED DOMINION REALTY TRUST, INC.
                      ----------------------------------
            (Exact name of registrant as specified in its charter)


            Virginia                                          54-0857512
-------------------------------                           --------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation of organization)                            Identification No.)


             10 South Sixth Street,  Richmond, Virginia 23219-3802
------------------------------------------------------------------------------
              (Address of principal executive offices - zip code)

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

                              Yes   X      No
                                   ---         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference into Part III of this Form 10-K ( ).

The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sales price on the New York Stock Exchange) on March 2, 1999 was approximately $1 billion. * As of March 21, 2000 there were 103,127,425 shares of common stock, $1 par value, outstanding.

Part III incorporates certain information by reference from the Proxy Statement to be filed with respect to the Annual Meeting of Shareholders on May 9, 2000.

*In determining this figure, the Company has assumed that all of its officers & directors, and persons known to the Company to be beneficial owners of more than 5% of the Company's shares, are affiliates. Such assumptions should not be deemed conclusive for any other purpose.

                      UNITED DOMINION REALTY TRUST, INC.

                               TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----
PART I.

     Item 1.   Business                                                                  3
     Item 2.   Properties                                                               14
     Item 3.   Legal Proceedings                                                        15
     Item 4.   Submission of Matters to a Vote of Security Holders                      15

PART II.

     Item 5.   Market for Registrant's Common Equity and Related Stockholder
                 Matters                                                                18
     Item 6.   Selected Financial Data                                                  20
     Item 7.   Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                  21
     Item 7A.  Quantitative and Qualitative Disclosures about Market Risk               34
     Item 8.   Financial Statements and Supplementary Data                              34
     Item 9.   Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure                                                   34

PART III.

     Item 10.  Directors and Executive Officers of the Registrant                       35
     Item 11.  Executive Compensation                                                   35
     Item 12.  Security Ownership of Certain Beneficial Owners and Management           35
     Item 13.  Certain Relationships and Related Transactions                           35

PART IV.

     Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K          36

                                    Part I

Item 1.  BUSINESS
-----------------

General

United Dominion Realty Trust, Inc. ("United Dominion"), a Virginia corporation, is a self-administered equity real estate investment trust with activities related to the ownership, development, acquisition, renovation, management, marketing and strategic disposition of multifamily apartment communities nationwide.

Formed in 1972, United Dominion is headquartered in Richmond, Virginia with regional offices in Richmond, Dallas and Atlanta. The regional offices are responsible for the operation, acquisition, construction and asset management activities in their respective geographic regions. United Dominion had approximately 2,400 employees as of January 31, 2000.

The Company operates as a real estate investment trust under the applicable provisions of the Internal Revenue Code of 1986, as amended. To qualify, the Company must meet certain tests which, among other things, require that its assets consist primarily of real estate, its income be derived primarily from real estate and at least 95% of its taxable income be distributed to its common shareholders. Because the Company qualifies as a REIT, it is generally not subject to federal income taxes.

Business and Operating Strategies

The apartment industry has become increasingly competitive, as ownership has shifted to large companies with more resources and sophisticated management. In order to compete more effectively, United Dominion began a strategic repositioning in 1996, with the objective of being better positioned to achieve more consistent earnings growth in the future in order to increase shareholder value over the long-term. During the past several years, United Dominion implemented this strategy through the following:

 .    the acquisition of portfolios and mergers with companies primarily in different markets and different regions;

 .    the disposition of communities that do not meet the long-term strategic objectives set for the portfolio due to location, size, age, quality and/ or operating performance;

 .    the development of higher quality apartment communities in target markets that can provide higher returns on investment;

 .    the upgrade of our communities through various capital investments and through the addition of revenue enhancing and/or expense reducing features;

 .    building local operating management groups throughout the country in order to bring local market knowledge in order to run our business effectively;

 .    refocusing on serving our residents by providing high quality apartment homes and uncompromising service;

 .    the hiring of experienced corporate and operations staff; and

 .    the investment in efficient, scalable systems.

United Dominion believes that the repositioning strategy provides the following benefits:

 .    more consistent property net operating income growth;

 .    lower capital expenditures per apartment home;

 .    improved operating margins;

 .    operating efficiencies;

 .    increased cash flow per apartment home and per common share; and

 .    a balance between acquisitions and development that will provide better investment returns.

1999 Accomplishments

 .    Net operating income (property operating income less property operating expenses) from our same communities (those acquired or developed prior to January 1, 1998) increased 5.6% in 1999 compared to 1998; the third consecutive year same community net operating income growth has exceeded 5%;

 .    Completed seven development projects aggregating $120 million with 1,846 apartment homes in five different markets. Lease-ups were generally ahead of projected absorption at these communities;

 .    Return on investment of the American Apartment Communities II acquisition that occurred in December 1998 of 9.1%, which is better than the initial projection of 9.0%;

 .    Completed the disposition of $241 million of apartment homes that no longer met our investment criteria, which included exiting certain non-core markets including Greenville, South Carolina;

 .    Instituted a share repurchase program, which resulted in the buyback of $44 million of common and preferred stock and operating partnership units (OP Units);

 .    Repurchased $70 million of higher rate debt using proceeds from the disposition program in order to proactively manage the balance sheet;

 .    Paid dividends of $1.06 per share, which represents United Dominion's 23rd year of consecutive dividend increases to shareholders;

 .    Systems upgrades and technology initiatives that make United Dominion a leader in the apartment industry, which included the installation of the PeopleSoft financial system, the ongoing development of a web-based property management system and the ability to provide high-speed broadband Internet service to residents;

 .    Concluded the upgrade of our core portfolio of apartments, which included the addition of new features and enhanced amenities to attract resident customers; and

 .    Higher resident satisfaction as indicated by United Dominion winning the
     1999 Level 1 National Multifamily Customer Service Award for Excellence.

Apartments and Markets
Apartments

At December 31, 1999, United Dominion's apartment portfolio included 301 communities having a total of 82,154 completed apartment homes (See Item 2, Properties). In addition, United Dominion had three new communities and three additional phases to existing communities with 1,622 apartment homes under development at December 31, 1999. United Dominion's apartment communities consist primarily of upper and middle-income garden and townhouse communities that make up the broadest segment of the apartment market. Most of the communities are considered to be "A" and "B" grade quality that compete at or near the top of their respective markets. "A" grade communities are generally properties less than five years old with superior amenity packages. "B" grade communities are generally either of 1970's or 1980's construction, located in good neighborhoods. Management believes that these well-located apartments offer United Dominion a good combination of current income and longer-term income growth. As a result of the upgrade program, the overall quality of United Dominion's apartment portfolio has improved.

Markets

Geographic market diversification increases investment opportunity and decreases the risk associated with cyclical local real estate markets and economies, thereby increasing the stability of United Dominion's earnings growth. In a given year, United Dominion will have some markets that are strong or recovering, some will be balanced and others may be softening. However, with its market diversification, United Dominion's aggregate results of operations are anticipated to be balanced from year to year.

During 1999, for the first time in United Dominion's history, we operated a national portfolio of apartment homes. In 1999, West Coast markets, including Seattle, Portland, Sacramento, San Francisco, the Monterey Peninsula and Southern California, became important markets for United Dominion, providing almost 20% of its property operating income by the fourth quarter. These markets have barriers to apartment construction, which limits new supply and offers the prospect for higher revenue growth in the future. In addition, new Midwest markets, including Columbus, Detroit and Indianapolis, provided another 8% of our property operating income. Most of the West and Midwest markets provided occupancy rates above the average of the portfolio during 1999. As a result of the geographic diversification, no single market is expected to provide more than 10% of our property net operating income in 2000.

United Dominion's three largest markets, Dallas, Houston and Orlando, provided above average rent growth in 1999. Although there has been an increase in multifamily permits in these markets, they have benefited from strong economic and job growth during the past several years.

During 1999, apartment supply and demand was in relative balance in most of United Dominion's markets. Although there was an increase in apartment construction in 1999, a strong economy led to good absorption of the new supply of apartments. In 1999, United Dominion experienced a slight increase in physical occupancy to 92.6% along with higher rent growth. A key objective for 2000 will be to grow average occupancy during a time when economic growth may slow slightly and new apartment home completions are near the levels where they have been the past two years. This can be achieved through aggressive property management, use of the Internet to lease apartments and use of revenue maintenance tools to manage vacant inventory.

Acquisitions and Mergers

During the past five years, United Dominion acquired 65,000 apartment homes as part of our strategy to diversify geographically. However, this pace slowed during 1999, with acquisitions being funded with disposition proceeds in order to complete 1031 tax-deferred exchanges. During 1999, using the proceeds from its disposition program, United Dominion acquired five communities with 1,230 apartment homes at a total cost of $74 million. The communities are located in markets that are considered strategically important to United Dominion, such as Baltimore, Maryland, South Florida and Riverside and San Diego, California where we have locally based infrastructure.

When evaluating potential acquisitions, United Dominion considers geographic location, construction quality, condition and design of the community, asset quality and age of the property, current and projected cash flow of the property, the ability to increase the value and cash flow of the property through upgrades and repositioning, potential for rent increases, competition from existing multifamily communities, anticipated new construction and the potential for economic growth in the market.

The following table summarizes United Dominion's growth during the last five years (dollars in thousands):

                                                       1999        1998 (a)         1997       1996 (b)          1995
                                                   ----------    ----------     ----------    ----------     ----------
Homes acquired                                          1,230        28,510          8,628        22,032          5,142
Homes owned at December 31,                            82,154        86,893         62,789        55,664         34,224
Total real estate owned, at carrying value         $3,953,045    $3,952,752     $2,517,398    $2,099,641     $1,205,685
Total rental income                                $  618,749    $  478,718     $  386,672    $  241,260     $  194,511

(a) Includes 7,550 apartment homes acquired in the ASR Merger on March 27, 1998 and 14,001 apartment homes acquired in the AAC Merger on December 7, 1998.

(b) Includes 14,320 completed apartment homes and 675 homes under development acquired in connection with the South West Merger on December 31, 1996.

During 2000, United Dominion does not anticipate acquiring communities except to reinvest a portion of the proceeds from property sales.

Prior to 1990, United Dominion was the only major publicly held REIT focusing predominantly on apartment investments. Since then, a number of new multifamily REITs have been formed. Some of these REITs may seek to be acquired by larger, more strongly capitalized REITs that have superior access to the capital markets. During the past few years, the apartment sector has undergone consolidation and United Dominion has been a major participant in this real estate consolidation process, completing the following mergers:

     On December 31, 1996, United Dominion completed the acquisition of South West Property Trust Inc. ("South West") in a statutory merger (the "South West Merger"). South West was a publicly traded multifamily REIT that owned 44 communities with 14,320 apartment homes primarily located in Texas and several other Southwestern markets. The South West Merger provided the company with significant diversification beyond its traditional Southeast and Mid-Atlantic markets, expanding United Dominion into Southwestern markets.

     On March 27, 1998, United Dominion completed the acquisition of ASR Investments Corporation ("ASR") in a statutory merger (the "ASR Merger"). ASR was a publicly traded multifamily REIT that owned 39 communities with 7,550 apartment homes located in Arizona, Texas, New Mexico and the state of Washington. The ASR Merger furthered the company's investment in Southwestern markets, provided an initial presence in the Pacific Northwest, and provided United Dominion with critical size in Houston and Phoenix.

     On December 7, 1998, United Dominion completed the acquisition of American Apartment Communities II, Inc. (AAC) in a statutory merger (the "AAC
     Merger").   In connection with the acquisition of AAC, the Company acquired
     53 communities with 14,001 apartment homes located primarily in California, the Pacific Northwest, the Midwest and Florida. The AAC Merger allowed United Dominion to enter into new major markets that are believed to have the potential for good long-term growth, such as, Portland, San Francisco, Sacramento, San Jose, Monterey, Los Angeles, Denver, Indianapolis and Detroit. In addition, it added size to our existing portfolios in Columbus, Tampa, South Florida and Seattle.

Development

During 1999, United Dominion continued to expand its development capability, both as a way of upgrading the portfolio and increasing investment options. There is balance between acquisition and development capabilities that will allow United Dominion to achieve better long-term investment returns.

During 1999, United Dominion continued its commitment to development as part of its strategic repositioning, shifting capital into development activity which can provide returns on investment (property operating income less property operating expenses divided by the average investment in real estate) in excess of 10% and away from lower yielding acquisitions. During 1999, United Dominion invested $114 million on the development of over 1,500 apartment homes, up from
890 homes completed during 1998.   United Dominion believes that having a
development capability provides the following benefits:

     .    returns on investment in excess of returns on acquisitions;

     . control over the quality of the product which includes quality of features, size and floor plan;

     . by acting as our own general contractor, we have more control over the schedule, including building delivery; and

     . the ability to add presence in existing markets where we have a strong operating group in place.

During 2000, we plan to undertake a development joint venture with a financial partner. This will allow us to reduce our development capital commitment, generate fee income as the general contractor and developer and continue to increase our development expertise and capability.

In determining whether to develop in a certain market, United Dominion analyzes demographic and market data such as income levels, occupancy rates, household formation, employment growth and supply demand ratios.

Same Communities

United Dominion's net income is primarily generated from the operations of its apartment communities. During 1999, the company's same communities provided rental growth of 3.1% that was coupled with a 0.6% decrease in rental expenses. Average physical occupancy, rental rates, and operating margins at United Dominion's same communities during the comparable periods are set forth below:


                                 1999      1998      1997
                                ------    ------    ------
Physical occupancy               93.1%     92.9%     92.6%
Average monthly rental rates    $ 631     $ 602     $ 572
Operating margin                 61.3%     59.6%     57.3%


Over the past three years, United Dominion's strategic objectives include upgrading the apartment portfolio through the addition of features and initiatives to the communities that are appropriate for the market and which will support higher rents. United Dominion completed the same community upgrade program in 1999 as part of the strategic plan to improve the overall quality of the portfolio. United Dominion recognized the need to improve its asset quality in order to compete with an increase in the supply of newer communities, and consequently, embarked on the upgrade program. In addition, several initiatives which are considered revenue enhancing or expense reducing were underway that either allowed United Dominion to increase rents by more than the inflationary rate or allowed United Dominion to pass expenses to residents including: sub-metering of water and sewer to residents where local and state regulations allow, gating and fencing of apartment communities, installing monitoring devices such as intrusion alarms or controlled access devices, adding business and fitness centers and constructing carports, garages and self storage units. Capital expenditures decreased from 1998 as the overall age and physical condition of the apartment portfolio has improved.

Dispositions

As part of its strategic repositioning, United Dominion determined that it would selectively dispose of assets that are not in core markets, have a lower net operating income growth rate than the overall portfolio or no longer meet the operating and investment strategies of United Dominion. The disposition program allowed United Dominion to reduce the age of its existing portfolio, which should result in lower operating expense and capital expenditure growth associated with the older communities. During 1999, the focus of United Dominion's investment activities was the sale of non-strategic properties.

During the past three years, United Dominion sold approximately 15,000 of its slow-growth, non-core apartment homes while exiting certain markets which have proved to be less profitable. These sales allowed United Dominion to exit markets that had low growth opportunities and improve the average age of the apartment portfolio by selling communities with an average age of 25 years. Proceeds from the disposition program were used to strengthen the balance sheet by paying down debt, as well as to fund new development projects and to selectively repurchase shares of United Dominion's preferred and common stock.

At December 31, 1999, there were 37 communities with 7,182 apartment homes and four commercial properties classified as real estate held for disposition. United Dominion intends to sell 6,000 to 7,000 apartment homes during 2000, which will substantially complete the sale of its non-strategic assets. However, a REIT must constantly monitor and adjust its assets in order to achieve the best return on invested capital. Proceeds from the 2000 sales, expected to be at levels similar to 1999, are expected to be used to reduce debt, repurchase preferred shares, fund development activity and acquire communities through 1031 exchanges.

Financing

United Dominion's significant 1998 acquisition activity was financed primarily with debt, and to a lesser extent, preferred stock and Operating Partnership Units. Since completing these acquisitions, United Dominion's objective has been to maintain Baa2/BBB investment grade debt ratings and to improve its overall financial flexibility through proactive balance sheet management.

During the first half of 1999 United Dominion refinanced a significant portion of the debt that resulted from the 1998 acquisitions. During 1999, our two major financing activities consisted of selling $190 million of medium-term notes at a weighted average interest rate of 7.6% and closing on $195.7 million of a $200 million revolving credit facility with the Federal National Mortgage Association that had a weighted average interest rate of 6.3% at December 31, 1999.

During 1999, $141 million of the proceeds from the disposition program were used to repay $70 million of unsecured debt at a weighted average interest rate of 7.7% and to repurchase $43.5 million of common and preferred shares and OP Units. In addition, United Dominion was relieved of $57.7 million of mortgage debt. We expect to use a significant portion of our 2000 disposition proceeds to repay debt and repurchase common shares and Operating Partnership Units and further increase our financial flexibility.

Competition

In most of United Dominion's markets, the competition for residents among communities is extremely intense as some competing communities offer features that United Dominion's communities do not have. Also, some competing communities are larger and/or newer than United Dominion's communities. The competitive situation of each community varies and intensifies as additional properties are constructed.

Management believes that United Dominion, in general, is well positioned in terms of economic and other resources to compete effectively and intends to maintain its pricing discipline while continuing to pursue acquisitions that meet United Dominion's long-term investment objectives.

United Dominion believes it has certain competitive advantages that include:

     . A fully integrated organization with property management, development, acquisition, redevelopment, marketing and financing expertise;

     . geographic diversification of its apartment portfolio with market presence in over 30 markets across the country; and

     . local presence in many of its major markets which allows us to become local market experts.

Environmental Regulations

To date, compliance with federal, state, and local environmental protection regulations has not had a material effect on the capital expenditures, earnings or competitive position of United Dominion. However, over the past few years, the issue has been raised regarding the presence of asbestos and other hazardous materials in existing real estate properties. United Dominion has a property management plan for hazardous materials. As part of the plan, Phase I environmental site investigation and reports have been completed for each property owned. In addition, all proposed acquisitions are inspected prior to acquisition. Acquisitions through merger are inspected on a case by case basis given historical information available. The inspections are conducted by qualified environmental consultants, and the report issued is reviewed by United Dominion prior to the purchase or development of any property. Nevertheless, it is possible that United Dominion's environmental assessments will not reveal all environmental liabilities, or that some material environmental liabilities exist in which United Dominion is unaware. In some cases, United Dominion has abandoned otherwise economically attractive acquisitions because the costs of removal or control have been prohibitive and/or United Dominion has been unwilling to accept the potential risks involved. United Dominion does not believe it will be required to engage in any large-scale abatement at any of its properties as asbestos is managed in place in accordance with current environmental laws and regulations. Management believes that through professional environmental inspections and testing for asbestos and other hazardous materials, coupled with a conservative posture toward accepting known risk, United Dominion can minimize its exposure to potential liability associated with environmental hazards.

Recently enacted federal legislation requires owners and landlords of residential housing constructed prior to 1978 to disclose to potential residents or purchasers of the communities any known lead paint hazards and will impose treble damages for failure to so notify. In addition, lead based paint in any of the communities may result in lead poisoning in children residing in that community if chips or particles of such lead based paint are ingested, and United Dominion may be held liable under state laws for any such injuries caused by ingestion of lead based paint by children living at the communities.

United Dominion is unaware of any environmental hazards at any of its properties which individually or in the aggregate may have a material adverse impact on its operations or financial position. United Dominion has not been notified by any governmental authority, and is not otherwise aware, of any material non-compliance, liability or claim relating to environmental liabilities in connection with any of its properties. United Dominion does not believe that the cost of continued compliance with applicable environmental laws and regulations will have a material adverse effect on the company or its financial condition or results of operations. There can be no assurance, however, that future environmental laws, regulations or ordinances will not require additional remediation of existing conditions that are not currently actionable. Also, if more stringent requirements are imposed on United Dominion in the future, the costs of compliance could have a material adverse effect on United Dominion or its financial condition. To the best of its knowledge, United Dominion is in compliance with all applicable environmental rules and regulations.

Operating Partnership - United Dominion Realty, L.P.

On October 23, 1995, United Dominion organized United Dominion Realty, L.P. (the "Partnership") under the Virginia Revised Uniform Limited Partnership Act, as amended (the "Partnership Act"). United Dominion is the sole General Partner of the Partnership and currently holds a 90.8% interest. The Partnership is intended to assist United Dominion in competing for the acquisition of properties that meet United Dominion's investment strategies from seller partnerships, some or all of whose partners may wish to defer taxation of gain realized on sale through an exchange of partnership interests.

The Partnership was organized under a First Amended and Restated Agreement of Limited Partnership dated as of December 31, 1995 which was subsequently amended in the Second Amended and Restated Agreement of Limited Partnership dated as of August 30, 1997 and later amended by the Third Amended and Restated Agreement of Limited Partnership dated as of December 7, 1998 (the "Partnership Agreement"). A summary of certain provisions of the Partnership Agreement is set forth below. The summary does not purport to be complete and is subject to and qualified in its entirety by reference to applicable provisions of the Partnership Act and the complete Partnership Agreement. The Partnership Agreement is filed as an exhibit to United Dominion's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Admission of Limited Partners; Investment Agreements

United Dominion presently intends to limit admission to the Partnership to Limited Partners who are "accredited investors," as defined in Rule 501(a) under the Securities Act of 1933, as amended (the "Securities Act"). Limited Partners will be admitted upon executing and delivering to United Dominion an Investment Agreement (the "Investment Agreement") and delivering to the Partnership the consideration prescribed therein. In the Investment Agreement, the prospective Limited Partner makes both representations as to his status as an accredited investor and other representations and agreements regarding the Units (defined below) to be issued to him, thus, assuring compliance with the Securities Act. Any rights to Securities Act registration of the Common Stock of United Dominion issued to such Limited Partner upon redemption of his Units (see "Redemption Rights" below), will also be set forth in the Investment Agreement or a separate registration rights agreement.

Units

The interests in the Partnership of the Partnership's limited partners (the "Limited Partners") are represented by units of limited partnership interest (the "Units"). All holders of Units are entitled to share in the cash distributions from, and in the profits and losses of, the Partnership. Distributions by the Partnership are made equally for each Unit outstanding except that outside partners have first priority as described in the "Distributions" section. As the Partnership's sole General Partner, United Dominion intends to make distributions per Unit in the same amount as the cash dividends paid by United Dominion on each share of Common Stock. However, because Partnership properties, which are the primary source of cash available for distribution to Unit holders, are significantly fewer than properties held directly by United Dominion and may not perform as well, there can be no assurance that distributions per Unit will always equal Common Stock dividends per share. A distribution made to United Dominion that enables it to maintain its REIT status (see "Management and Operations" below) may deplete cash otherwise available to Unit holders. The Partnership may borrow from United Dominion for the purpose of equalizing per Unit and per Common share distributions, but neither the Partnership nor United Dominion is under any obligation regarding Partnership borrowings for this or any other purpose.

The Limited Partners have the rights to which limited partners are entitled under the Partnership Act. The Units are illiquid, they are not registered for secondary sale under any securities laws, state or federal, and they cannot be transferred by a holder except as provided in the Partnership Agreement and unless they are registered as such or an exemption from such registration is available. Except as provided in any Investment Agreement or other agreement with a partner, neither the Partnership nor United Dominion is under any obligation to effect any such registration or to establish any such exemption. The Partnership Agreement imposes additional restrictions on the transfer of Units, as described below under "Transferability of Interests."

Management and Operations

United Dominion, as the sole General Partner of the Partnership, has full, exclusive and complete responsibility and discretion in the management and control of the Partnership. The Limited Partners have no authority to transact business for, or participate in the management activities or decisions of the Partnership.

The Partnership Agreement requires that the Partnership be operated in a manner that will enable United Dominion to both satisfy the requirements for being classified as a REIT and avoid any federal income tax liability. The General Partner is expressly directed, notwithstanding anything to the contrary in the Partnership Agreement, to cause the Partnership to distribute amounts (including proceeds of Partnership borrowings) that sufficiently enable United Dominion to pay distributions to its shareholders that are required in order to maintain REIT status and to avoid income tax or excise tax liability.

Ability to Engage in Other Businesses; Conflicts of Interest

United Dominion and other persons (including officers, directors, employees, agents and other affiliates of United Dominion) are not prohibited under the Partnership Agreement from engaging in other business activities, including business activities substantially similar or identical to those of the Partnership. United Dominion will not be required to present any business opportunities to the Partnership or to any Limited Partner.

Borrowing by the Partnership

The General Partner is authorized under the Partnership Agreement to cause the Partnership to borrow money and to issue and guarantee debt as it deems necessary for the conduct of the activities of the Partnership. Such debt may be secured by mortgages, deeds of United Dominion, pledges or other liens on the assets of the Partnership.

Reimbursement of General Partner; Transactions with the General Partner and its Affiliates

The General Partner will receive no compensation for its services as General Partner of the Partnership. However, as a partner in the Partnership, the General Partner has the same right to allocations of profit and loss and distributions as other partners of the Partnership. In addition, the Partnership will reimburse the General Partner for all expenses it incurs relating to the ownership and operation of, or for the benefit of, the Partnership and any offering of Units or other partnership interests, and for the pro rata share of the expenses of any offering of securities of United Dominion some or all of the proceeds of which are contributed to the Partnership.

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

Redemption Rights

Each Limited Partner has the right (the "Redemption Right"), subject to the purchase right of the General Partner described below, to cause the redemption of such Limited Partner's Units for cash in an amount per Unit equal to the average of the closing sale prices of the Common Stock of United Dominion on the New York Stock Exchange (the "NYSE") for the ten trading days immediately preceding the date of receipt by the General Partner of notice of such Limited Partner's exercise of the Redemption Right provided that such Units have been outstanding for at least one year. Subject to certain restrictions intended to prevent undesirable tax consequences and assure compliance with the Securities Act, a Limited Partner may exercise the Redemption Right at any time but not more than twice within the same calendar year and not with respect to less than 1,000 Units (or all Units owned by such Limited Partner, if less than 1,000). A Limited Partner that exercises the Redemption Right shall be deemed to have offered to sell the Units to be redeemed to the General Partner, and the General Partner may elect to purchase such Units by paying to such Limited Partner either the redemption price in cash or by delivering to such Limited Partner a number of shares of Common Stock of the Company equal to the product of the number of such Units, multiplied by the "Conversion Factor," which is 1.0, subject to customary antidilution provisions in the event of stock dividends on or subdivisions or combinations of the Common Stock subsequent to issuance of such Units. Any Common Stock issued to the redeeming Limited Partner will be listed on the NYSE and, if to the extent provided in such Redeeming Partner's Investment Agreement or other agreement, registered under the Securities Act and/or entitled to rights to Securities Act registration.

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

The General Partner will furnish to each Limited Partner, as soon as practicable after the close of each fiscal year, an annual report containing financial statements of the Partnership (or United Dominion, if consolidated financial statements including the Partnership are prepared) for such fiscal year. The financial statements will be audited by accountants selected by the General Partner. In addition, as soon as practicable after the close of each fiscal quarter (other than the last quarter of the fiscal year), the General Partner will furnish to each Limited Partner a quarterly report containing unaudited financial statements of the Partnership (or the Company and the Partnership, consolidated).

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

Registration Rights

Limited Partners have no rights to Securities Act registration of any Common Stock of United Dominion received in connection with redemption of Units except as provided in their respective Investment Agreements or other agreements with United Dominion.

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

Distributions

The Partnership Agreement provides that the General Partner shall distribute cash quarterly, in amounts determined by the General Partner in its sole discretion (i) first to the outside limited partners, (ii) second to United Dominion (or appropriate subsidiary) until United Dominion has received an amount equal to prior distributions to the outside limited partners, and (iii) third, to the outside limited partners and United Dominion (or the appropriate subsidiary) in accordance with their percentage interests in the Partnership. Also, the amount of cash distributable to a Limited Partner who has not been a Limited Partner for the full quarter for which the distribution is paid is subject to pro rata reduction. Upon liquidation of the Partnership, after payment of, or adequate provision for, debts and obligations of the Partnership, including any Partner loans, any remaining assets of the Partnership will be distributed to all Partners with positive capital accounts in accordance with their respective positive capital account balances. If the General Partner has a negative balance in its capital account following a liquidation of the Partnership, it will be obligated to contribute cash to the Partnership equal to the negative balance in its capital account.

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

Item 2.  Properties
Real Estate Owned

The table below sets forth a summary by major geographic market of United Dominion's real estate portfolio at December 31, 1999.
See also Notes 1 and 2 to the Consolidated Financial Statements and Schedule III - Summary of Real Estate Owned.

                              Number of       Number of      Percentage of     Carrying
                              Apartment       Apartment        Carrying          Value          Encumbrances              Cost
Major Geographic Markets     Communities        Homes           Value        (In thousands)    (In thousands)           Per Home
------------------------------------------------------------------------------------------------------------------------------------
Apartments:

Dallas/Fort Worth, TX             29             9,042           11%             $415,116      $    43,455      (A)       $45,910
Houston, TX                       25             6,228            6%              238,123           66,546      (A)        38,234
Phoenix, AZ                       10             3,458            5%              198,702           19,500      (A)        57,462
Orlando, FL                       13             4,052            5%              194,569           41,298      (A)        48,018
Tampa, FL                         12             4,018            5%              179,307           40,177      (A)        44,626
San Antonio, TX                   12             3,515            4%              171,556           38,138      (A)        48,807
Raleigh, NC                        9             2,951            4%              146,528           15,202                 49,654
Nashville, TN                     11             3,064            4%              144,107                -                 47,032
San Francisco, CA                  4               980            4%              138,681           68,751                141,511
Charlotte, NC                     10             2,534            3%              128,190           17,650                 50,588
Columbus, OH                       5             2,175            3%              118,268           34,459                 54,376
Wilmington, NC                    10             2,710            3%              111,709                -                 41,221
Monterey Peninsula, CA            13             1,955            3%              111,474              703      (A)        57,020
Memphis, TN                        7             2,196            3%              105,859           33,032                 48,205
South Florida                      6             1,638            3%              102,349                -      (A)        62,484
Richmond, VA                       8             2,372            3%              102,120            2,917      (A)        43,052
Greensboro, NC                     8             2,123            3%              102,091            4,072                 48,088
Columbia, SC                       9             2,730            2%               97,414            5,000                 35,683
Southern California                6             1,762            2%               95,243            6,034                 54,054
Baltimore, MD                      8             1,788            2%               85,368           34,800      (A)        47,745
Atlanta, GA                        6             1,426            2%               69,239           10,841      (A)        48,555
Jacksonville, FL                   3             1,157            1%               56,783           12,455                 49,078
Hampton Roads, VA                  6             1,437            1%               54,655                -      (A)        38,034
Sacramento, CA                     2               914            1%               52,758           17,065      (A)        57,722
Denver, CO                         2               876            1%               44,942                -                 51,304
Seattle, WA                        5             1,159            1%               57,816           28,684                 49,884
Detroit, MI                        4               744            1%               42,910              635      (A)        57,675
Washington, DC                     3               615            1%               35,731                -      (A)        58,099
Portland, OR                       3               627            1%               34,353            1,542      (A)        54,789
Indianapolis, IN                   3               875            1%               28,699              304      (A)        32,799
Austin, TX                         2               542            1%               23,836                -      (A)        43,978
Other Florida                      7             1,665            1%               78,929                -                 47,405
Eastern Shore MD and Delaware      6             1,156            1%               52,553                -      (A)        45,461
Other North Carolina               4             1,052            1%               48,876           10,142                 46,460
Other Virginia                     6             1,154            1%               47,984            2,780                 41,581
Other Michigan                     4             1,227            1%               47,535                -      (A)        38,741
Other Midwest                      5               969            1%               42,780            1,006      (A)        44,149
Other Washington State             3               536            1%               21,914            8,889                 40,884
Arkansas                           2               512            1%               22,306                -                 43,566
Nevada                             1               384            1%               20,776                -                 54,104
New Mexico                         3               530            1%               19,972            7,771      (A)        37,683
Other Arizona                      2               408           --                13,408            4,618                 32,863
Other Georgia                      1               240           --                10,413                -      (A)        43,388
Alabama                            1               242           --                 8,780                -                 36,281
Other Texas                        1               248           --                 8,330                -      (A)        33,589
Other South Carolina               1               168           --                 7,428            2,200                 44,214
                              ---------------------------------------------------------------------------------------------------
        Total Apartments         301            82,154          100%           $3,940,480      $   997,066                $47,965
                              ---------------------------------------------------------------------------------------------------

Commercial Properties (C)          4               N/A           --                12,565            3,070                  N/A
                              ---------------------------------------------------------------------------------------------------
    Total Real Estate Owned      305            82,154          100%          $ 3,953,045      $ 1,000,136                $47,965
                              ---------------------------------------------------------------------------------------------------

                                        Physical             Average Monthly Rental              Average
                                       Occupancy             Rates for the Year Ended           Unit Size
Major Geographic Markets             Full Year 1999           December 31, 1999 (B)           (Square Feet)
-----------------------------------------------------------------------------------------------------------------
Apartments:

Dallas/Fort Worth, TX                    94.5%                         $625                        801
Houston, TX                              90.5%                          582                        794
Phoenix, AZ                              91.5%                          662                        891
Orlando, FL                              94.1%                          666                        930
Tampa, FL                                92.4%                          646                        950
San Antonio, TX                          92.4%                          623                        818
Raleigh, NC                              92.5%                          693                        914
Nashville, TN                            89.7%                          636                        955
San Francisco, CA                        98.8%                        1,482                        776
Charlotte, NC                            91.2%                          680                        965
Columbus, OH                             92.8%                          631                        853
Wilmington, NC                           89.8%                          593                        936
Monterey Peninsula, CA                   93.1%                          735                        727
Memphis, TN                              93.9%                          593                        833
South Florida                            91.1%                          830                      1,084
Richmond, VA                             94.3%                          661                        945
Greensboro, NC                           88.8%                          625                        981
Columbia, SC                             91.1%                          535                        812
Southern California                      93.8%                          704                        751
Baltimore, MD                            96.2%                          695                        865
Atlanta, GA                              92.7%                          692                        908
Jacksonville, FL                         90.5%                          638                        896
Hampton Roads, VA                        95.1%                          603                      1,016
Sacramento, CA                           97.8%                          646                        820
Denver, CO                               93.5%                          644                        957
Seattle, WA                              93.2%                          681                        840
Detroit, MI                              94.9%                          690                        946
Washington, DC                           97.7%                          783                        814
Portland, OR                             91.2%                          682                        890
Indianapolis, IN                         94.0%                          519                        966
Austin, TX                               94.6%                          620                        713
Other Florida                            92.1%                          610                        841
Eastern Shore MD and Delaware            96.3%                          667                        922
Other North Carolina                     94.7%                          586                        890
Other Virginia                           93.8%                          623                        869
Other Michigan                           90.5%                          622                        815
Other Midwest                            94.5%                          608                      1,004
Other Washington State                   83.3%                          702                        936
Arkansas                                 93.9%                          593                        821
Nevada                                   93.4%                          646                        839
New Mexico                               89.4%                          526                        670
Other Arizona                            91.5%                          445                        602
Other Georgia                            90.8%                          581                        852
Alabama                                  91.8%                          513                      1,095
Other Texas                              85.4%                          562                        739
Other South Carolina                     88.7%                          509                        855
                               ---------------------------------------------------------------------------
           Total Apartments              92.6%                         $645                        873
                               ---------------------------------------------------------------------------
Commercial Properties (C)                 N/A                           N/A                        N/A
                               ---------------------------------------------------------------------------
    Total Real Estate Owned              92.6%                         $645                        873
                               ---------------------------------------------------------------------------

(A) These communities are encumbered by the following: (i) 21 communities encumbered by two REMIC financings aggregating $59.2 million, (ii) 19 communities encumbered by one secured note payable in the amount of $195.7 million and (iii) 29 communities encumbered by two fixed rate debt aggregating $161.5 million. The amount of debt is not included in the encumbrances shown for the individual markets.

(B) Average Monthly Rental Rates for the Year Ended December 31, 1999, represents potential rent collections (gross potential rents less market adjustments), which approximates net effective rents. These amounts exclude the 1999 acquisitions.

(C) Includes four commercial properties and one parcel of land included in real estate held for disposition.

Item  3.  LEGAL PROCEEDINGS
---------------------------

     Neither United Dominion nor any of its apartment communities is presently subject to any material litigation nor, to United Dominion's knowledge, is any litigation threatened against United Dominion or any of the communities, other than routine actions arising in the ordinary course of business. Some of these routine actions are expected to be covered by liability insurance, and none are expected to have a material adverse effect on the business or financial condition or results of operations of United Dominion.

Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of United Dominion's fiscal year ended December 31, 1999.

Executive Officers of the Registrant
------------------------------------

     The executive officers of United Dominion, listed below, serve in their respective capacities for approximate one year terms.

Name                     Age          Office                      Since
----                     ---          ------                      -----

John P. McCann           55   Chairman of the Board                1974
                              and Chief Executive Officer

John S. Schneider        61   Vice-Chairman of the Board,          1996
                              Chief Operations Officer
                              and President

A. William Hamill        52   Executive Vice President             1999
                              and Chief Financial Officer

Richard A. Giannotti     44   Senior Vice President and Director   1985
                              of Development-East

Mark E. Wood             55   Senior Vice President and Director   1996
                              of Development-West

Katheryn E. Surface      41   Senior Vice President, Corporate     1992
                              Secretary and General Counsel

Kevin W. Walsh           45   Senior Vice President of             1999
                              Finance

Curt W. Carter           43   Senior Vice President and Director   1985
                              of Apartment Operations-Northern
                              Region

Robert L. Landis         41   Senior Vice President and Director   1996
                              of Apartment Operations-Western
                              Region

Walter J. Lamperski      42   Senior Vice President and Director      1996
                              of Apartment Operations-Southern
                              Region

Blake W. Clemens         42   Senior Vice President and Director      1998
                              of Acquisitions

Thomas J. Corcoran       53   Senior Vice President and
                              Director of Human Resources             1997

Patrick S. Gregory       50   Senior Vice President and
                              Director of Information Technology      1997


     Mr. McCann has been United Dominion's managing Chief Executive Officer since 1974. Mr. McCann was elected Chairman of the Board in 1996.

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

     Mr. Hamill joined United Dominion as Executive Vice President and Chief Financial Officer in October 1999. Prior to joining United Dominion, Mr. Hamill was the Chief Financial Officer of Union Camp Corporation. Mr. Hamill also previously served as an investment banker with Morgan Stanley & Co. Incorporated, where he was a managing director.

     Mr. Giannotti joined United Dominion as Director of Development and Construction in September 1985. He was elected Assistant Vice President in 1988, Vice President in 1989 and Senior Vice President in 1996. In 1998, Mr. Giannotti was elected Director of Development-East.

     Mr. Wood joined United Dominion as Vice President of Construction in connection with the merger of South West in 1996. He was promoted to Senior Vice President and Director Development -West in 1998.

     Ms. Surface joined United Dominion in 1992 as Assistant Vice President and Legal Counsel, elected General Counsel, Corporate Secretary and Vice President in 1994 and elected to Senior Vice President in 1997.

     Mr. Walsh joined United Dominion as Vice President of Finance in May 1998. In 1999, Mr. Walsh was elected to Senior Vice President. Prior to joining United Dominion, Mr. Walsh was the Vice President of Finance and Treasurer of Tultex Corporation. His experience also includes fifteen years in corporate banking with predecessors to both First Union and NationsBank.

     Mr. Carter joined United Dominion in 1991 as an Assistant Vice President of Apartment Operations. In 1992, he was promoted to Vice President of Apartment Operations. In 1995, he was elected Regional Vice President- Northern Region, and in 1997 was promoted to Senior Vice President and Director of Apartment Operations- Northern Region.

     Mr. Landis joined United Dominion in 1996 as Regional Vice President-Florida Region and was promoted in 1997 to Senior Vice President and Director of Apartment Operations-Florida Region. During 1998, Mr. Landis became the Senior Vice President and Director of Apartment Operations-Western Region. Prior to joining United

Dominion, he was Vice President of Asset Management and Property Management for CRI/CAPREIT, Inc.

     Mr. Lamperski joined United Dominion in 1996 as the Regional Vice President-Southern Region and was promoted in 1997 to Senior Vice President and Director of Apartment Operations-Southern Region. From February 1990 to August 1996, he was Vice President and Director of Property Management for Steven D. Bell, a property management company located in Greensboro, North Carolina.

     Mr. Clemens joined United Dominion in 1998 as a Vice President and Director of Acquisitions and was promoted to Senior Vice President in 1999. Prior to joining United Dominion, Mr. Clemens was the Vice President of Acquisitions for McNeil Real Estate Management Company from 1996 to 1998. Prior to this,
Mr. Clemens was the Vice President of Acquisitions and Finance at Insignia Commercial Group, Incorporated.

     Mr. Corcoran joined United Dominion in 1997 as the Assistant Vice President of Human Resources and was promoted to Vice President in 1998 and Senior Vice President in 1999. Prior to joining United Dominion, Mr. Corcoran was the Vice President of Human Resources for Acordia, Inc., a national insurance brokerage firm from 1993 to 1995.

     Mr. Gregory joined United Dominion in 1997 as the Vice President and Director Information Technology and was promoted to Senior Vice President in 1999. From 1976 to 1997, Mr. Gregory was employed by Crestar Bank as a New Technology Analyst.

                                    PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------------------

     United Dominion's Common Stock is traded on the New York Stock Exchange
(NYSE) under the symbol UDR. The following tables set forth the quarterly high and low sale prices per common share reported on the NYSE for each quarter of the last two years. Distribution information for Common Stock reflects distributions declared per share for each calendar quarter and paid at the end of the following month.


COMMON STOCK
                                        Distributions
                    High        Low       Declared

1998
1st Quarter       $14 13/16  $13 3/4       $.2625
2nd Quarter        14 1/2     13 5/16       .2625
3rd Quarter        14 1/16    10 11/16      .2625
4th Quarter        11 3/4     10 1/16       .2625

1999
1st Quarter       $11 1/4    $ 9 1/16      $.2650
2nd Quarter        11 15/16    9 13/16      .2650
3rd Quarter        12 1/16    10 3/4        .2650
4th Quarter        11 5/8      9 1/8        .2650

United Dominion determined that, for federal income tax purposes, approximately 58.6% of the distributions for each of the four quarters of 1999 represented ordinary income to its shareholders, 29.2% represented return of capital to its shareholders and 12.2% represented long-term capital gain to its shareholders.

On March 21, 2000, the closing sale price of the Common Stock was $9 7/8 per share on the NYSE, and there were 8,874 holders of record of the 103,127,425 shares of Common Stock.

United Dominion pays regular quarterly distributions to holders of shares of Common Stock. Future distributions by United Dominion will be at the discretion of its Board of Directors after considering the company's actual funds from operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors. The annual distribution payment for calendar year 1999 necessary for United Dominion to maintain its status as a REIT was approximately $.78 per share. United Dominion paid total distributions of $1.06 per share for 1999.

SERIES A PREFERRED STOCK

     United Dominion's Series A Preferred Stock ("Series A Preferred") and Series B Preferred Stock ("Series B Preferred") is traded on the New York Stock Exchange (NYSE) under the symbol "UDRpfa" and "UDRpfb", respectively. The following tables set forth the quarterly high and low sale prices per share reported on the NYSE for each quarter of the last two years for the Series A Preferred and Series B Preferred. Distribution information for the Series A Preferred and Series B Preferred reflects distributions declared per share for each calendar quarter and paid at the end of the following month.

                                             Distributions
                       High          Low       Declared
1998
1st Quarter         $26 11/16      $26 1/8      $.5775
2nd Quarter          26 7/8         25 3/4       .5775
3rd Quarter          25 15/16       24 1/2       .5775
4th Quarter          25 11/16       24 3/8       .5775

1999
1st Quarter         $25 1/8        $24          $.5775
2nd Quarter          25 1/4         23 13/16     .5775
3rd Quarter          25 1/16        20 9/16      .5775
4th Quarter          22 3/8         17 13/16     .5775

On or after April 24, 2000, the Series A Preferred Stock may be redeemed for cash at a redemption price of $25 per share, plus accrued and unpaid dividends from the proceeds from the sale of additional capital stock (common or preferred).


SERIES B PREFERRED STOCK

                                              Distributions
                       High           Low       Declared
1998
1st Quarter         $27 3/8        $26 3/16     $.5375
2nd Quarter          26 1/2         25 5/8       .5375
3rd Quarter          26 13/16       24 9/16      .5375
4th Quarter          25 7/8         24 9/16      .5375

1999
1st Quarter         $26 1/16       $24          $.5375
2nd Quarter          25 1/2         23 5/8       .5375
3rd Quarter          25 5/16        20 1/4       .5375
4th Quarter          22 5/8         15 5/8       .5375

The Series B Preferred Stock may be redeemed beginning May 29, 2007 at the sole option of United Dominion at a redemption price of $25 per share, plus accrued and unpaid dividends from the proceeds from the sale of additional capital stock (common or preferred).

SERIES D PREFERRED STOCK

On December 7, 1998, in connection with the acquisition of American Apartment Communities II, Inc. (AAC), United Dominion issued eight million shares of Series D Convertible Redeemable Preferred Stock (Series D) to one of the sellers of AAC. The Series D is convertible into 1.5385 shares of common stock at the option of the holder at any time at $16.25 per share. The Series D is not redeemable prior to December 7, 2003. On or after this date, United Dominion may, at its option, redeem all or part of the Series D at a price per share of $25, plus accrued and unpaid dividends from the proceeds from the sale of additional capital stock (common or preferred). Distributions declared for 1999 were $1.89 per share or $.4725 per quarter. The Series D is not listed on any exchange.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

United Dominion has a Dividend Reinvestment and Stock Purchase Plan under which holders of Common and Preferred Stock may elect to automatically reinvest their distributions and make additional cash payments to acquire additional shares of United Dominion's Common Stock at a discount.

OPERATING PARTNERSHIP UNITS

From time to time, United Dominion issues shares of its common stock in exchange for Operating Partnership Units (OP Units) tendered to United Dominion's operating partnership, United Dominion Realty L.P., for redemption in accordance with the provisions of the Agreement of Limited Partnership of United Dominion Realty L.P. Such shares are issued based on the exchange ratio of one share for each OP Unit. During 1999, United Dominion issued a total of 71,373 shares of common stock in exchange for OP Units.

Item 6.  SELECTED FINANCIAL DATA
--------------------------------

     The following table sets forth selected consolidated financial and other information for United Dominion as of and for each of the years in the five year period ended December 31, 1999. The table should be read in conjunction with the Consolidated Financial Statements of United Dominion Realty Trust, Inc. and the Notes thereto included elsewhere herein.

Selected Financial Data

Years Ended December 31,                                                 1999        1998        1997         1996         1995
-----------------------------------------------------------------------------------------------------------------------------------
In thousands, except per share data and apartment homes owned

Operating Data (a)
     Rental income                                                    $  618,749   $  478,718   $  386,672  $  241,260  $  194,511
     Income before gains on sales of investments, minority interests
       and extraordinary item                                             60,379       47,339       57,813      33,726      28,037
     Gains on sales of investments                                        37,995       26,672       12,664       4,346       5,090
     Extraordinary item - early extinguishment of debt                       927         (138)         (50)        (23)          -
     Net income                                                           93,622       72,332       70,149      37,991      33,127
     Distributions to preferred shareholders                              37,714       23,593       17,345       9,713       6,637
     Net income available to common shareholders                          55,908       48,739       52,804      28,278      26,490
     Common distributions declared                                       109,607      107,758       88,587      55,493      48,610
     Weighted average number of common shares outstanding-basic          103,604       99,966       87,145      57,482      52,781
     Weighted average number of common shares outstanding-diluted        103,639      100,062       87,339      57,655      52,972
     Weighted average number of common shares, OP Units and common
       share equivalents - diluted                                       124,127      103,793       87,656      57,724      52,972
     Per share:
       Basic earnings per share                                            $0.54        $0.49        $0.61       $0.49       $0.50
       Diluted earnings per share                                           0.54         0.49         0.60        0.49        0.50
       Common distributions declared                                        1.06         1.05         1.01        0.96        0.90
-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data (a)
     Real estate owned, at carrying value                             $3,953,045   $3,952,752   $2,517,398  $2,099,641  $1,205,685
     Accumulated depreciation                                            395,864      316,630      245,367     187,909     153,026
     Total real estate owned, net of accumulated depreciation          3,557,181    3,636,122    2,272,031   1,911,732   1,052,659
     Total assets                                                      3,688,317    3,762,940    2,313,725   1,966,904   1,080,616
     Secured debt                                                      1,000,136    1,072,185      417,325     376,560     180,481
     Unsecured debt                                                    1,127,169    1,045,564      738,901     668,275     349,858
     Total debt                                                        2,127,305    2,117,749    1,156,226   1,044,835     530,339
     Shareholders' equity                                              1,310,212    1,374,121    1,058,357     850,379     516,389
     Number of common shares outstanding                                 102,741      103,639       89,168      81,983      56,375
-----------------------------------------------------------------------------------------------------------------------------------
Other Data (a)
     Cash Flow Data
     Cash provided by operating activities                            $  190,876   $  152,875   $  137,903  $   90,064  $   66,428
     Cash used in investing activities                                   (34,294)    (276,142)    (342,273)   (161,572)   (183,930)
     Cash (used in) provided by financing activities                    (174,985)     148,875      191,391      82,056     113,145

     Funds from operations (b)
     Income before gains on sales of investments, minority
         interests and extraordinary item                             $   60,379   $   47,339   $   57,813  $   33,726  $   28,037
     Adjustments:
         Depreciation of real estate owned, net of outside               120,543       99,588       76,688      47,410      38,939
           partners' interest
         Distributions to preferred shareholders                         (37,714)     (23,593)     (17,345)     (9,713)     (6,637)
         Minority interest of outside partnerships                        (1,245)        (111)          --          --          --
         Non-recurring items:
           Impairment loss on real estate and investments                 19,300           --        1,400         290       1,700
           Loss on termination of an interest rate risk
             management agreement                                             --       15,591
           Prior years' employment and other taxes                            --           --           --          --         395
           Adjustment for internal acquisition costs (c)                      --         (544)      (1,341)       (901)       (587)
                                                                      -------------------------------------------------------------
     Funds from operations-basic                                      $  161,263   $  138,270   $  117,215  $   70,812  $   61,847
                                                                      =============================================================
     Adjustments:
     Distributions to preferred shareholders-Series D
     (Convertible)                                                        15,154          986           --          --          --
                                                                      -------------------------------------------------------------
     Funds from operations-diluted                                    $  176,417   $  139,256   $  117,215  $   70,812  $   61,847
                                                                      =============================================================
Apartment Homes Owned
     Total apartment homes owned at December 31                           82,154       86,893       62,789      55,664      34,224
     Weighted average number of apartment homes owned during the
     year                                                                 85,926       70,724       58,038      37,481      31,242

(a) From 1996 to 1998, United Dominion completed the following statutory mergers: (i) South West Property Trust, Inc. on December 31, 1996 for an aggregate purchase price of $572 million, (ii) ASR Investments Corporation Inc. on March 27, 1998 for an aggregate purchase price of $323 million, and
     (iii) American Apartment Communities II on December 7, 1998, for an aggregate purchase price of $794 million.

(b) Funds from operations ("FFO") is defined as income before gains (losses) on sales of investments, minority interests and extraordinary items (computed in accordance with generally accepted accounting principles) plus real estate depreciation, less preferred dividends and after adjustment for significant non-recurring items, if any. This definition conforms to recommendations set forth in a White Paper adopted by the National Association of Real Estate Investment Trusts (NAREIT) in early 1995. United Dominion considers FFO in evaluating property acquisitions and its operating performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of United Dominion's activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

(c) Reflects the adjustment for internal acquisition costs that were capitalized prior to March 19, 1998.

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations

Overview

This annual report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, development activity and capital expenditures, capital raising activities, rent growth, occupancy and rental expense growth. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of United Dominion Realty Trust, Inc. ("United Dominion") to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting United Dominion, or its properties, adverse changes in the real estate markets and general and local economies and business conditions. Although United Dominion believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by United Dominion or any other person that the results or conditions described in such statements or the objectives and plans of United Dominion will be achieved. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto of United Dominion appearing elsewhere in this annual report.

United Dominion is a real estate investment trust ("REIT") with activities related to the ownership, development, acquisition, renovation, management, marketing and strategic disposition of multifamily apartment communities nationwide. Management's strategy is to be a national, highly efficient provider of quality apartment homes. During the past several years, United Dominion has implemented this strategy through the acquisition of portfolios of higher quality communities, the disposition of non-strategic communities, a greater commitment to development and the upgrade of its core portfolio of apartment communities. Through a combination of dispositions and acquisitions over the past two years, United Dominion aggressively moved the company into better performing markets with attractive prospects for long-term growth. During this same period, more emphasis has been placed on higher quality development projects. This strategy resulted in the upgrade of the overall quality and average age of United Dominion's portfolio which is now solidly positioned with "B" and "A" grade communities. United Dominion seeks to be a market leader by operating a sufficiently sized portfolio of apartments within each of its target markets in order to drive down operating costs through economies of scale and management efficiencies. United Dominion believes that geographic market diversification increases investment opportunities and decreases the risk associated with cyclical local real estate markets and economies.

At December 31, 1999, United Dominion owned 301 communities containing 82,154 apartment homes nationwide, including 37 communities with 7,182 completed apartment homes included in real estate held for disposition and 330 recently completed apartment homes included in real estate under development.

The following table summarizes United Dominion's apartment market information by major geographic markets and other geographic areas (including real estate under development and excluding four commercial properties):

                                      As of  December  31, 1999                                      December 31, 1999
-------------------------------------------------------------------------------------------    -----------------------------
                                    No. of       No. of         % of           Carrying         Year Ended    Quarter Ended
                                  Apartment    Apartment      Carrying          Value            Physical       Physical
Area                             Communities     Homes         Value        (in thousands)      Occupancy       Occupancy
-------------------------------------------------------------------------------------------    -----------------------------
Major Markets
-------------
Dallas/Fort Worth, TX                  29         9,042           11%         $  415,116            94.5%          94.8%
Houston, TX                            25         6,228            6%            238,123            90.5%          90.3%
Phoenix, AZ                            10         3,458            5%            198,702            91.5%          93.3%
Orlando, FL                            13         4,052            5%            194,569            94.1%          94.3%
Tampa, FL                              12         4,018            5%            179,307            92.4%          93.2%
San Antonio, TX                        12         3,515            4%            171,556            92.4%          92.5%
Raleigh, NC                             9         2,951            4%            146,528            92.5%          92.3%
Nashville, TN                          11         3,064            4%            144,107            89.7%          92.4%
San Francisco, CA                       4           980            4%            138,681            98.8%          99.5%
Charlotte, NC                          10         2,534            3%            128,190            91.2%          91.1%
Columbus, OH                            5         2,175            3%            118,268            92.8%          95.3%
Wilmington, NC                         10         2,710            3%            111,709            89.8%          93.7%
Monterey Peninsula, CA                 13         1,955            3%            111,474            93.1%          91.2%
Memphis, TN                             7         2,196            3%            105,859            93.9%          94.1%
South Florida                           6         1,638            3%            102,349            91.1%          90.8%
Richmond, VA                            8         2,372            3%            102,120            94.3%          97.0%
Greensboro, NC                          8         2,123            3%            102,091            88.8%          90.8%
Columbia, SC                            9         2,730            2%             97,414            91.1%          91.2%
Southern California                     6         1,762            2%             95,243            93.8%          93.4%
Baltimore, MD                           8         1,788            2%             85,368            96.2%          97.1%
Atlanta, GA                             6         1,426            2%             69,239            92.7%          94.4%
Seattle, WA                             5         1,159            1%             57,816            93.2%          96.9%
Jacksonville, FL                        3         1,157            1%             56,783            90.5%          92.0%
Hampton Roads, VA                       6         1,437            1%             54,655            95.1%          97.4%
Sacramento, CA                          2           914            1%             52,758            97.8%          98.1%
Denver, CO                              2           876            1%             44,942            93.5%          95.1%
Detroit, MI                             4           744            1%             42,910            94.9%          95.0%
Washington, DC                          3           615            1%             35,731            97.7%          98.4%
Portland, OR                            3           627            1%             34,353            91.2%          91.0%
Indianapolis, IN                        3           875            1%             28,699            94.0%          92.7%
Austin, TX                              2           542            1%             23,836            94.6%          97.4%

Other Areas
-----------
Other Florida                           7         1,665            1%             78,929            92.1%          94.6%
Eastern Shore MD and Delaware           6         1,156            1%             52,553            96.3%          95.6%
Other North Carolina                    4         1,052            1%             48,876            94.7%          94.5%
Other Virginia                          6         1,154            1%             47,984            93.8%          94.7%
Other Michigan                          4         1,227            1%             47,535            90.5%          95.0%
Other Midwest                           5           969            1%             42,780            94.5%          95.0%
Other Washington State                  3           536            1%             21,914            83.3%          93.5%
Arkansas                                2           512            1%             22,306            93.9%          95.3%
Nevada                                  1           384            1%             20,776            93.4%          96.8%
New Mexico                              3           530            1%             19,972            89.4%          90.6%
Other Arizona                           2           408           --              13,408            91.5%          94.8%
Other Georgia                           1           240           --              10,413            90.8%          95.9%
Alabama                                 1           242           --               8,780            91.8%          91.7%
Other Texas                             1           248           --               8,330            85.4%          91.4%
Other South Carolina                    1           168           --               7,428            88.7%          93.0%
                                      --------------------------------------------------            -------------------
     Total                            301        82,154          100%         $3,940,480            92.6%          93.6%
                                      ==================================================            ===================

Liquidity and Capital Resources

United Dominion expects to meet its short-term financial requirements through net cash provided by operations and borrowings under its unsecured bank lines of credit. United Dominion believes that cash provided by operations will be adequate to meet normal operating requirements and payment of distributions by United Dominion in accordance with REIT requirements in both the short and long-term. In addition, budgeted capital expenditures and monthly principal amortization of debt are also expected to be funded from net cash provided by operating activities.

United Dominion meets certain long-term liquidity requirements, such as scheduled debt maturities, development activity and significant capital improvements through: (i) the issuance of long-term secured and unsecured borrowings, (ii) proceeds from the sales of assets, (iii) common and preferred stock offerings, (iv) retained operating cash flow and (v) the use of unused credit facilities. To facilitate future fund raising activities in the public capital markets, management believes that it is prudent to maintain shelf registration statement capacity. In this regard, United Dominion filed such a shelf registration statement in December 1999 providing for the issuance of up to $700 million in common shares, preferred shares and debt securities.

In March 2000, United Dominion sold $100 million of senior unsecured notes due March 2003 at an interest rate of 8.625%. The proceeds from the offering were used to prepay certain mortgage debt and repay revolving bank debt.

United Dominion currently plans to establish during 2000, a program for the sale of up to $150 million aggregate principal amount of medium-term notes.

United Dominion has no significant maturities of debt until the fourth quarter of 2000 at which time approximately $175 million of secured and unsecured debt will mature. At this time, management expects to refinance the maturing debt with debt of similar characteristics and prevailing market rates.

The following discussion explains the changes in net cash provided by operating activities, net cash used in investing activities and net cash used in financing activities which are presented in United Dominion's Consolidated Statements of Cash Flows.

Operating Activities

For the year ended December 31, 1999, United Dominion's cash flow from operating activities was $190.9 million compared to $152.9 million in 1998. The increase was primarily due to the increased operating income from United Dominion's acquired communities as well as increases in property operating income achieved through higher rent growth as discussed under "Results of Operations".

Investing Activities

For the year ended December 31, 1999, net cash used in investing activities was $34.3 million compared to $276.1 million for 1998, a decrease of $241.8 million. During 1999, United Dominion shifted its focus from the acquisition of real estate assets to the disposition and development of real estate assets. Changes in the level of investing activities from period to period reflect the changing levels of United Dominion's acquisition, capital expenditure, development and disposition programs, as well as the impact of the capital market environment on these activities.

Disposition of Investments

As part of its strategic repositioning, United Dominion determined that it would selectively dispose of assets that are not in core markets, have a lower net operating income growth rate than the overall portfolio or no longer meet the operating and investment strategies of United Dominion. The disposition program allows United Dominion to reduce the age of its existing portfolio, which should result in lower operating expense and capital expenditure growth associated with the older communities.

During 1999, United Dominion sold 36 communities with 7,443 apartment homes for an aggregate sales price of $241.2 million and recognized gains for financial reporting purposes of $38.0 million. These sales allowed United Dominion to exit certain markets that had low growth opportunities and improve the average age of the company's overall apartment portfolio by selling communities with an average age of 25 years. During 1998, 18 communities with 5,318 apartment homes and an average age of 25 years were sold for an aggregate sales price of $156.6 million, which resulted in gains for financial reporting purposes of $26.7 million.

Proceeds from the disposition program were used to strengthen the balance sheet by paying down debt, as well as to fund new development projects and to selectively repurchase shares of United Dominion's preferred and common stock. Where necessary to defer capital gain taxes, disposition proceeds have been reinvested in strategically attractive communities.

United Dominion intends to sell 6,000 to 7,000 apartment homes during 2000. Proceeds from the 2000 dispositions, expected to be at levels similar to 1999, are to be used to reduce debt, repurchase preferred shares, fund development activity and acquire communities through 1031 exchanges.

Subsequent to year-end, United Dominion sold three communities for approximately $18.5 million. In addition, United Dominion entered into contracts to sell two communities with 285 apartment homes for an aggregate sales price in excess of $17 million. For financial reporting purposes, aggregate gains on the sales of investments are not expected to be material. The transactions are expected to close during the first and second quarters of 2000; however, there can be no assurance that these transactions will be consummated as planned.

Real Estate under Development

During 1999, United Dominion continued its commitment to development as part of its strategic repositioning, shifting capital into development activity and away from lower yielding acquisitions. During 1999, the development of over 1,500 homes was completed, up from 890 homes during 1998. Development activity is focused in core markets that have locally based development teams and strong operations managers in place.

During 1999, the following development projects were completed:

                                                   Total
                                       No. Apt.    Costs     Cost per     Date     % Leased
Property                Location        Homes   (Thousands)    Home    Completed  at 12/31/99
----------------------------------------------------------------------------------------------
New Communities
---------------
Stone Canyon            Houston, TX      216     $ 10,322    $47,800        3/99         89.4%
Dominion Franklin     Nashville, TN      360       26,347     73,200        3/99         91.4%
Ashlar I              Ft. Myers, FL      260       18,887     72,600        5/99         99.6%
Alexander Court        Columbus, OH      356       22,827     64,100       11/99         91.9%
Sierra Foothills        Phoenix, AZ      322       21,458     66,600       11/99         79.5%
Legends at Park 10      Houston, TX      236       13,612     57,700       11/99         89.8%
                                       -----------------------------
                                       1,750      113,453     64,800
Additional Phases
-----------------
Heritage Green  II     Columbus, OH       96     $  6,740    $70,200        5/99         94.8%
                                       -----------------------------
                              Total    1,846     $120,193    $65,100
                                       =============================

The following projects are under development at December 31, 1999:

                                                                       Costs     Estimated    Estimated   Expected
                                              No. Apt.  Completed     To Date      Costs       Cost per   Completion
Property                        Location       Homes    Apt. Homes  (Thousands)  (Thousands)     Home       Date
--------------------------------------------------------------------------------------------------------------------
New Communities
---------------
Ashton at Waterford Lakes        Orlando, FL     292        204        $19,244     $ 21,000     $71,900      1Q00
The Meridian                      Dallas, TX     250         82         11,403       16,500      66,000      2Q00
Oaks at Weston                   Raleigh, NC     380         --          6,391       30,200      79,500      2Q01
                                               --------------------------------------------------------
                                                 922        286         37,038       67,700      73,400
Additional Phases
-----------------
Dominion Crown Point II        Charlotte, NC     220         44         10,016       14,800      67,300      1Q01
Ashlar II                      Ft. Myers, FL     168         --          1,712       12,900      76,800      4Q00
Escalante II                 San Antonio, TX     312         --          5,295       19,700      63,100      4Q00
                                               --------------------------------------------------------
                                                 700         44         17,023       47,400      67,700

                                       Total   1,622        330        $54,061     $115,100     $71,000
                                               ========================================================

In addition to the apartment homes under development at December 31, 1999, United Dominion has land held for future development with a carrying value of $37.9 million. Future development activity will be based upon the availability of capital and real estate fundamentals. Additional development starts planned in 2000 are expected to be undertaken with financial partners through joint venture arrangements.

Acquisitions

During 1999, United Dominion curtailed its active pace of acquisitions, investing in new communities only when necessary to complete 1031 exchanges in order to defer taxes on large capital gains. During 1999, using proceeds from its disposition program, United Dominion acquired five communities with 1,230 apartment homes at a total cost (including closing costs) of $74.3 million or $60,400 per home during 1999. These communities are located in markets that are considered strategically important to United Dominion, such as Baltimore, Maryland, South Florida and Riverside and San Diego, California.

During 2000, United Dominion does not anticipate acquiring communities except to reinvest a portion of the proceeds from property dispositions in order to defer taxes on capital gains.

Capital Expenditures

United Dominion capitalizes those expenditures related to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

During 1999, United Dominion substantially completed the upgrade program which was part of the strategic plan to improve the overall quality of its portfolio. Capital expenditures decreased from 1998 as the overall age and physical condition of the apartment portfolio has improved. For the year ended December 31, 1999, $32.8 million or $639 per home was spent on capital expenditures for United Dominion's same communities (those acquired or developed prior to January 1, 1998). These capital improvements included recurring capital expenditures, including floor coverings, HVAC equipment, roofs, appliances, landscaping, siding, parking lots and other non-revenue enhancing capital expenditures, which aggregated $19.8 million or $386 per home. In addition, non-recurring / revenue enhancing capital expenditures, including water sub-metering, gating and access systems, the additions of microwaves, washer-dryers, interior upgrades and new business and fitness centers totaled $13.0 million or $253 per home for the year ended December 31, 1999. United Dominion reduced capital expenditures related to same communities throughout 1999, but will continue to selectively add revenue-enhancing improvements, which are budgeted to provide a high return on investment. Capital expenditures during 2000 are expected to be at levels similar to 1999.

In addition to capital improvements to its same communities, United Dominion invested approximately $42 million or $1,220 per home on its non-mature communities (those acquired or developed subsequent to January 1, 1998) during 1999, which includes both recurring and revenue enhancing capital improvements.

Financing Activities

Net cash used in financing activities during 1999 was $175.0 million compared to net cash provided by financing activities of $148.9 million for 1998. During 1999, as part of its strategic plan to improve its balance sheet position, United Dominion used approximately 60% of the proceeds from its disposition program to pay down secured and unsecured debt. The remaining proceeds were used to acquire assets where necessary to complete 1031 exchanges and, to a lesser extent, to repurchase shares of preferred and common stock.

In January 1999, United Dominion established a program for the sale of up to $200 million aggregate principal amount of medium-term notes (the "MTN Program"). For the year ended December 31, 1999, United Dominion sold an aggregate of $190 million of senior unsecured notes under the MTN Program with a weighted average interest rate of 7.61%. Net proceeds from the offerings were used to repay amortizing unsecured debt, repay maturing mortgage debt, repay a $75 million senior unsecured note that matured in April 1999 and repay revolving bank debt.

During 1999, United Dominion closed on $195.7 million of a $200 million revolving credit facility with the Federal National Mortgage Association (the "FNMA Credit Facility"). The FNMA Credit Facility is for an initial term of five years, bears interest at a floating rate which can be fixed for periods of up to 270 days, and can be extended for an additional five or ten years at United Dominion's discretion. The FNMA Credit Facility had a weighted average interest rate of 6.32% at December 31, 1999. United Dominion used interest rate swap agreements to limit its interest rate exposure on $57 million of this borrowing (see Secured Credit Facilities in Note 3). The proceeds from the FNMA Credit Facility were used to repay a $91 million secured credit facility assumed in connection with the American Apartment Communities II transaction, to replace $58 million in maturing secured debt and the remaining proceeds were used to repay revolving bank debt.

United Dominion issued 1.6 million shares of its common stock and received $16.7 million under its Dividend Reinvestment and Stock Purchase Plan during 1999 that included $1.2 million in optional cash investments and $15.5 million of reinvested dividends.

For the year ended December 31, 1999, United Dominion paid distributions to its common shareholders and unitholders in its operating partnerships aggregating $118.8 million. The distribution to common shareholders and holders of operating partnership units equates to a dividend rate of $1.06 per share or unit. In addition, $35.0 million of preferred dividends were paid to Series A, B and D preferred shareholders.

In June 1999, the Board of Directors authorized the repurchase of up to 5.5 million common shares, or 5% of the total common shares outstanding, using proceeds from the disposition program. Such purchases will be made from time to time in the open market or in privately negotiated transactions; the timing, volume and price of such purchases will be at the discretion of management and the Board of Directors. For the year ended December 31, 1999, United Dominion repurchased 2.6 million common shares at an average price of $11.22 per share. The Board of Directors, also approved the repurchase of up to $25 million of United Dominion's Series A and Series B Cumulative Redeemable Preferred Stock from time to time as market conditions permit. For the year ended December 31, 1999, United Dominion repurchased 31,440 Series A preferred shares at an average price of $19.76 per share and 53,700 Series B preferred shares at an average price of $18.35 per share. In addition, United Dominion redeemed one million operating partnership units for $12.0 million.

During 1999, using proceeds from its disposition program, United Dominion repurchased $70.0 million of certain of its higher rate outstanding unsecured debt with a weighted average yield of 7.74%. In addition, in connection with the disposition program, United Dominion was relieved of $57.7 million of mortgage debt and $9.3 million of revolving bank debt.

Credit Facilities

United Dominion has a $200 million three-year unsecured revolving credit facility (the "Bank Credit Facility") which expires in August 2000 and a $110 million one-year unsecured line of credit (the "Line of Credit") which expires in August 2000 that are provided by a consortium of banks. Under the Bank Credit Facility, pricing is based upon the higher of United Dominion's senior unsecured debt ratings from Standard & Poor's Corporation and Moody's Investor Services that are currently BBB and Baa2, respectively. At these rating levels, interest under the Bank Credit Facility is LIBOR plus 0.50% and interest under the Line of Credit is LIBOR plus 1.0%. However, these rates are subject to change as United Dominion's credit ratings change. The Bank Credit Facility also includes a $100 million competitive bid option, which allows United Dominion to solicit bids from participating banks at rates below the contractual rate. At December 31, 1999, $277.6 million was outstanding under these credit facilities leaving $32.4 million available for use.

The Bank Credit Facility and Line of Credit are subject to customary financial covenants and limitations.

Derivative Instruments

United Dominion, from time to time, uses derivative instruments to synthetically alter on-balance sheet liabilities or to hedge anticipated financing transactions. Derivative contracts did not have a material impact on the results of operations during 1999.

Market Risk

United Dominion is exposed to market risk principally from interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. United Dominion does not hold financial instruments for trading purposes, but rather issues these financial instruments to finance owning and managing real estate. United Dominion's interest rate sensitivity position is managed by its treasury department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. United Dominion's earnings are affected by changes in short-term interest rates on its variable rate debt and the repricing of fixed rate debt. A large portion of United Dominion's market risk is exposure to short-term interest rates from variable rate borrowings outstanding under its bank credit facilities, which totaled $277.6 million at December 31, 1999. The impact on United Dominion's financial statements of refinancing fixed rate debt that matured during 1999 was not material.

At December 31, 1999, the notional value of United Dominion's derivative products for the purpose of managing interest rate risk was $177 million of interest rate swaps under which United Dominion pays a fixed rate of interest and receives a variable rate. These agreements effectively fix $177 million of United Dominion's variable rate notes payable to a weighted average fixed rate of 6.78% (see Note 5 - Financial Instruments). At December 31, 1999, the fair market value of the interest rate swaps in a favorable value position to United Dominion would have been $626 thousand. If interest rates were 100 basis points more or less at December 31, 1999, the fair market value of the interest rate swaps would have increased or decreased $500 thousand, respectively.

If market interest rates for variable rate debt averaged 100 basis points more in 2000 than they did during 1999, United Dominion's interest expense, after considering the effects of its interest rate swap agreements, would increase, and income before taxes would decrease by $4.0 million. Comparatively, if market interest rates for variable rate debt averaged 100 basis points more in 1999 than it did in 1998, United Dominion's interest expense, after considering the effects of its interest rate swap agreements, would increase, and income before taxes would decrease by $4.0 million. If market rates for fixed rate debt were 100 basis points higher at December 31, 1999, the fair value of fixed rate debt would have decreased from $1.55 billion to $1.50 billion. If market interest rates for fixed rate debt were 100 basis points lower at December 31, 1999, the fair value of fixed rate debt would have increased from $1.55 billion to $1.62 billion.

These amounts are determined by considering the impact of the hypothetical interest rates on United Dominion's borrowing cost and interest rate swap agreements. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in United Dominion's financial structure.

Results of Operations

United Dominion's net income is primarily generated from the operations of its apartment communities.

1999-vs-1998

For 1999, net income available to common shareholders increased $7.2 million, with a corresponding increase of $.05 for both basic and diluted earnings per share, compared to 1998. The increase per share was primarily attributable to aggregate gains on the sale of investments of $38.0 million ($.37 per share) for the year ended December 31, 1999, compared to $26.7 million ($.27 per share) in 1998. However, the increases associated with the gain on sales of investments were moderated in part due to the $19.3 million of impairment losses recorded during 1999. United Dominion's non-mature communities with 31,454 apartment homes at December 31, 1999 provided a substantial portion of the increase in United Dominion's operating income during 1999.

1998-vs-1997

For 1998, net income available to common shareholders decreased $4.1 million, with a corresponding decrease of $.12 and $.11 for basic and diluted earnings per share, respectively, compared to 1997. The decrease per share was primarily attributable to the $15.6 million ($.15 per share) loss on the termination of an interest rate risk management agreement during the fourth quarter of 1998. Net income available to common shareholders for the year ended December 31, 1998 included aggregate gains on the sales of investments of $26.7 million ($.27 per share) compared to $12.7 million ($.15 per share) in 1997.

The following is a combined summary of the operating performance for United Dominion's apartment portfolio (dollars in thousands):

                                                                    Year Ended                              Year Ended
                                                                   December 31,                            December 31,
                                                       ------------------------------------    -----------------------------------
                                                          1999         1998       % Change        1998         1997       % Change
Same Communities
----------------------------------------------------------------------------------------------------------------------------------
Property rental income                                 $ 366,173      $ 355,038        3.1%    $ 328,018      $ 316,995        3.5%
----------------------------------------------------------------------------------------------------------------------------------
Property rental expenses (excluding
   depreciation and amortization)                       (141,721)      (142,548)      -0.6%     (132,758)      (132,712)       0.0%
----------------------------------------------------------------------------------------------------------------------------------
Property operating income                              $ 224,452      $ 212,490        5.6%    $ 195,260      $ 184,283        6.0%
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
Physical occupancy                                          93.1%          93.1%       0.0%         92.9%          92.9%       0.0%
----------------------------------------------------------------------------------------------------------------------------------
Average monthly rental rates                           $     631      $     610        3.4%    $     602      $     582        3.4%
----------------------------------------------------------------------------------------------------------------------------------

Non-Mature Communities
----------------------------------------------------------------------------------------------------------------------------------
Property rental income                                 $ 251,125      $ 122,245      105.4%    $ 149,262      $  67,207      122.1%
----------------------------------------------------------------------------------------------------------------------------------
Property rental expenses (excluding
   depreciation and amortization)                       (103,452)       (56,333)      83.6%      (66,120)       (30,262)     118.5%
----------------------------------------------------------------------------------------------------------------------------------
Property operating income                              $ 147,673      $  65,912      124.1%    $  83,142      $  36,945      125.1%
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
Weighted average number of apartment homes                33,980         19,408       75.1%       22,849         10,164      124.8%
----------------------------------------------------------------------------------------------------------------------------------

All Communities
----------------------------------------------------------------------------------------------------------------------------------
Property rental income                                 $ 617,298      $ 477,279       29.3%    $ 477,279      $ 384,205       24.2%
----------------------------------------------------------------------------------------------------------------------------------
Property rental expenses (excluding
   depreciation and amortization)                       (245,173)      (198,877)      23.2%     (198,877)      (162,977)      22.0%
----------------------------------------------------------------------------------------------------------------------------------
Property operating income                              $ 372,125      $ 278,402       33.7%    $ 278,402      $ 221,228       25.8%
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
Weighted average number of apartment homes                85,926         70,724       21.5%       70,724         58,038       21.9%
----------------------------------------------------------------------------------------------------------------------------------
Physical occupancy                                          92.6%          92.5%       0.1%         91.7%          92.3%      -0.6%
----------------------------------------------------------------------------------------------------------------------------------

Same Communities

1999-vs-1998 (51,316 apartment homes)

In 1999, property rental income grew 3.1%, or approximately $11.1 million, reflecting an increase in average monthly rental rates of 3.4% while physical occupancy remained constant at 93.1%.

For 1999, property operating expenses at these same communities decreased 0.6%, or $827 thousand. Utility expense decreased due to the continued transfer of water and sewer costs to residents, repair and maintenance expense decreased as a result of the upgrade program and taking more turnover work in-house and property management expenses decreased due to better economies of scale. However, these decreases were offset by an increase in personnel costs due to higher salaries and benefit costs, an increase in real estate taxes, the addition of monitored alarms in more communities and higher technology costs.

As a result of the increase in property rental income and the decrease in property operating expenses, the operating margin (property operating income divided by property rental income) improved 1.5% to 61.3%.

1998-vs-1997 (47,875 apartment homes)

Compared to the same period in 1997, property rental income from these communities grew 3.5%, or approximately $11.0 million, reflecting an increase in average monthly rental rates of 3.4%. During 1998, physical occupancy of 92.9% was the same as reported in 1997.

For 1998, property operating expenses at these communities were unchanged. Utility expenses decreased as a result of United Dominion's water and sewer sub-metering initiative and repair and maintenance expenses decreased as United Dominion continued to benefit from a centralized purchasing initiative and the upgrade program. However, these expense decreases were offset by increases in real estate taxes primarily in certain Florida and Texas markets and increases in personnel costs as United Dominion experienced pressure on wages due to low unemployment and tighter job markets.

Due to the increase in property rental income and the unchanged property operating expenses, the operating margin improved 1.4% to 59.5%.

Non-Mature Communities

1999-vs-1998

Property rental income and property operating expenses increased from 1998 to 1999 directly as a result of the increase in the weighted average number of apartment homes owned during 1999. For the year ended December 31, 1999, average economic occupancy was 88.2%, and the operating margin was 58.8% for the non-mature communities.

United Dominion's non-mature apartment portfolio can be categorized as follows for the years ended December 31, 1999 and 1998:

1998 Acquisitions
-----------------

American Apartment Communities II, Inc. (AAC)

On an average investment of $761 million, the AAC portfolio (13,728 homes net of sales) provided a first year return on investment (property rental income less property operating expenses divided by the average capital investment in real estate) of 9.1% which is slightly better than the projection of 9.0%. These communities achieved physical occupancy of 93.6%, which is higher than United Dominion's average physical occupancy primarily due to the California markets included in this portfolio. For the year, these communities had an economic occupancy of 92.1% and an operating margin of 62.7%.

1998 Acquisitions (Excluding AAC)

For the 13,577 homes (net of sales) acquired in 1998, the return on investment for the year ended December 31, 1999, on an average investment of $611 million was 8.4%. This return on investment was below amounts projected for 1999, however, these communities continue to be upgraded, repositioned and selectively sold, which is expected to improve overall operating results over the long-term. These communities had an economic occupancy of 88.8% and an operating margin of 57.8%.

1999 Acquisitions
-----------------

Included in this category are five communities with 1,230 apartment homes acquired by United Dominion during 1999 that are projected to provide a first year return on investment of 9.0% on an initial investment of $74 million. These communities did not have a material impact on 1999 results of operations.

Disposition Communities
-----------------------

Included in this category are the 12,761 apartment homes sold for an aggregate sales price of $398 million as part of United Dominion's strategic repositioning (see Disposition of Investments under Liquidity and Capital Resources) since January 1, 1998. The communities sold during 1999 and 1998 had a capitalization rate (budgeted property operating income less a reserve placement divided by the sales price) in the 10% range.

Development Communities
-----------------------

United Dominion developed 2,404 homes at various times since January 1, 1998, which included the completion of six new communities and one additional phase to an existing community during 1999. Once stabilized, development communities are projected to generate an average return on investment in the 10% range, however, the full impact on property operating income is not realized until after the communities are stabilized, which is generally six months after construction is completed. United Dominion considers a development community stabilized on the earlier to occur of (i) one year after completion of construction or (ii) attainment of 90% physical occupancy. Construction activity is staged to allow for leasing and occupancy during the construction period in order to minimize the lease-up period subsequent to the completion of construction.

1998-vs-1997

Property rental income and property operating expenses increased from 1997 to 1998 directly as a result of the increase in the weighted average number of apartment homes owned during 1998. For the year ended December 31, 1998, average economic occupancy was 88.6%, and the operating margin was 55.7% for the non-mature communities.

1997 Acquisitions
-----------------

On an average investment of $355 million, the 1997 acquisitions which consisted of 8,524 apartment homes provided a 9.1% return on investment during 1998. For the year, these communities had economic occupancy of 91.5% and an operating margin of 56.6%. During 1998, property operating expenses were adversely impacted by (i) an increase in real estate taxes due to reassessments at several Florida communities and (ii) the delay in United Dominion's implementation of its water billing and reimbursement schedule for these communities.

1998 Acquisitions
-----------------

1998 Single Acquisitions

On an average investment of $312 million, the 1998 acquisitions which consisted of 6,959 apartment homes provided an annualized return on investment of 8.7%. These results were below the full year forecasted return on investment of 9.0% as a result of delays in water billing and reimbursement and market softness in San Antonio and Phoenix where United Dominion acquired communities in 1998.

ASR Investments Corporation (ASR)

A total of 7,550 apartment homes were included in the ASR merger on March 27, 1998, which provided the largest increase in property rental income and property operating expenses for United Dominion's apartment portfolio during 1998. The annualized return on investment for the ASR properties was 7.3% on an average investment of $313 million during 1998. The under-performance of this portfolio was primarily attributable to weak markets in Phoenix, Tucson and Albuquerque and certain assets were undergoing upgrading and repositioning. For the year ended December 31, 1998, these communities had economic occupancy of 87.9% and an operating margin of 49.3%.

American Apartment Communities (AAC)

This included 14,001 apartment homes in the AAC merger on December 7, 1998 for an initial investment of $767 million. This acquisition did not have a material effect on 1998 results of operations.

Disposition  Communities
------------------------

During 1998 and 1997, United Dominion sold approximately $225 million of real estate consisting of 30 communities with 7,888 apartment homes, the net proceeds from which were used to acquire newer communities that provide higher long-term returns on investment than the communities being sold. The properties sold during 1998 had a capitalization rate (budgeted property operating income less a replacement reserve divided by the sales price) in excess of 10%.

Development Communities
-----------------------

These communities consisted of 1,957 apartment homes in five new communities and five additional phases to existing communities developed from January 1, 1997 to December 31, 1998. Once stabilized, development communities are projected to generate an average return on investment in excess of 10%.

Interest Expense

During 1999, interest expense increased $47.5 million over the corresponding amount in 1998 as the weighted average amount of debt employed during 1999 was higher than it was in 1998 ($2.1 billion in 1999 versus $1.5 billion in 1998). The increase in the weighted average amount of debt employed in 1999 is primarily due to debt assumed during 1998 to fund United Dominion's investment activities. The weighted average interest rate on this debt was 7.4% in both 1999 and 1998. For 1999, 1998 and 1997, total interest capitalized was $5.2 million, $3.4 million and $2.6 million, respectively.

For 1998, interest expense increased $27.2 million over 1997. The weighted average amount of debt employed during 1998 was higher than it was in 1997 ($1.5 billion in 1998 versus $1.0 billion in 1997) which accounted for the majority of the increase in interest expense. The weighted average interest rate on this debt was slightly lower than it was in 1997, decreasing from 7.5% in 1997 to 7.4% in 1998 reflecting greater usage of lower rate short-term bank borrowings in 1998 ($238.6 million weighted average outstanding in 1998 versus $74.6 million in 1997).

General and Administrative

During the year ended December 31, 1999, general and administrative expenses increased $3.7 million, or 36.6%, over 1998, primarily due to the expanded operations of United Dominion and its continued investment in professional staff, technology and scaleable accounting and information systems.

During 1998, general and administrative expenses increased by $3.1 million over 1997. In 1998, United Dominion incurred increases in most of its general and administrative expense categories which was directly attributable to the expanded operations of United Dominion and its investment in infrastructure. The largest increases occurred in payroll and payroll-related expenses. General and administrative expense as a percentage of rental income increased 0.3% from 1.8% during 1997 to 2.1% during 1998 primarily due to (i) the added infrastructure costs incurred due to the expanded operations of United Dominion and (ii) the change in accounting for internal acquisition costs subsequent to March 19, 1998.

Impairment Loss

For the year ended December 31, 1999, United Dominion recognized $18.3 million in impairment losses on its real estate portfolio. At the beginning of June 1999, United Dominion embarked on an accelerated disposition plan for non-strategic properties. As a result of the review of its real estate apartment portfolio, 21 properties included in real estate held for investment were moved to real estate held for disposition during the second quarter. Accordingly, through the review and analysis of communities targeted for strategic disposition, an aggregate $7.1 million impairment loss was recognized on five communities in the second quarter. Based on United Dominion's review and analysis of the sales planned for 2000 and the periodic evaluation of its apartment portfolio, an additional $11.2 million impairment loss was recognized in the fourth quarter of 1999, related principally to communities acquired in the ASR merger in 1998.

During 1997, the company recorded and impairment loss of $1.4 million relating to two communities included in United Dominion's real estate held for investment. These communities were subsequently moved to real estate held for disposition based upon management's decision to dispose of these properties.

Distributions to Preferred Shareholders

Distributions to preferred shareholders totaled $37.7 million for 1999 compared to $23.6 million for 1998. The increase was a result of the issuance of eight million shares of Series D 7.50% Cumulative Convertible Redeemable Preferred Stock in December 1998.

Distributions to preferred shareholders totaled $23.6 million for the year ended December 31, 1998 compared to $17.3 million for 1997. The increase was a result of the issuance of six million shares of Series B 8.60% Cumulative Redeemable Preferred Stock in May 1997.

age of 25

Inflation

United Dominion believes that the direct effects of inflation on United Dominion's operations have been inconsequential.

Information Technology

United Dominion is currently engaged in the development of an innovative on-site property management system (the "system") to enable management to capture, review and analyze data to a greater extent than is possible using available existing commercial software. United Dominion believes the new system will enable it to become a more efficient provider of a high quality living environment for its residents, and provide the scalability necessary to support future growth. These development activities are being conducted through a joint venture with another public multifamily real estate company. The system development process is currently managed by the employees of United Dominion and its joint venture partner who have significant related project management experience. The actual programming and documentation of the system is being conducted by employees and third party consultants under the supervision of these experienced project managers.

Current projections indicate that total development costs over a three-year period will be approximately $7.5 million (including hardware costs and expenses, the costs of employees and related overhead, and the costs of engaging third party consultants) and that such development costs will be shared on an equal basis by the joint venture partners. Once developed, the system would be used in place of current property management information systems for which a license fee is paid to third parties.

The system is currently projected to undergo an on-site test (i.e., a "beta test") during the third quarter of 2000 and the system should be functional by the fourth quarter of 2000.

Neither United Dominion nor its joint venture partner have been engaged in the development of systems software. There are several risks associated with the development of the system for internal use, such as: (i) the inability to maintain the schedule or budget that has been projected for the development and implementation of the software, and (ii) the system may not have the functionality and efficiencies desired.

Year 2000

United Dominion completed the transition to the Year 2000 with all of its computer platforms Year 2000 compliant and the transition took place without incident. There have been no reported problems with any equipment or software, nor have any disruptions with suppliers or vendors occurred. United Dominion will continue to monitor its systems in 2000 to insure that any latent issues with Year 2000 are identified and addressed.

Taxable REIT Subsidiary

In December 1999, the REIT Modernization Act ("RMA") was signed into law. The RMA contains several provisions that, when effective in 2001, will allow REIT's to compete more effectively in the real estate industry by allowing REIT's to offer the same types of services as other competitors in the marketplace. The most important feature of the RMA is the allowance for REIT's to create a taxable REIT subsidiary ("TRS") that can provide services to residents and others without disqualifying the rents that a REIT receives from its residents.

Under the prior law, REIT's were not allowed to provide non-customary or tenant specific services to its residents, such as concierge services, beyond a de minimus amount. As the apartment industry has become a competitive customer focused business, these constraints inhibited REIT's from maintaining a competitive edge in attracting and maintaining residents. As such, the RMA has several significant benefits for the REIT industry REIT's will be allowed, through a TRS, to provide a wide range of increasingly important services that residents have come to expect. In addition, the TRS will allow REIT's to generate new sources of income for REIT shareholders.

Effective January 1, 2001, a REIT can own 100% of the stock of a TRS. However, the legislation contains a number of safeguards that would limit the size of a TRS to ensure that REIT's remain focused on their core business of owning and operating real estate assets.

  The RMA provides another significant change to the existing law. The RMA changes the minimum distribution requirement from 95% to 90% of the REIT's taxable income. This will allow REIT's to retain a greater level of capital which can be used to invest back into expenditures to maintain the quality of their real estate assets as well as repay outstanding debt.

During 2000, United Dominion will determine the best uses of the TRS in order to be in a position to take full advantage of the opportunities the new legislation has to offer in 2001.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

     Information required by this regarding Quantitative and Qualitative Disclosures about Market Risk is included in Part II, Item 7 of this Annual Report on Form 10-K included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

     See Index to Consolidated Financial Statements and Schedule on page 45 of this Annual Report on Form 10-K.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None.

                                   Part III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     Incorporated herein by reference from United Dominion's Proxy Statement to be filed with respect to its Annual Meeting of Shareholders to be held on May 9, 2000.

     Information required by this item regarding the executive officers of United Dominion is included in Part I of this Annual Report on Form 10-K in the section entitled "Executive Officers of the Registrant".

Item 11.  EXECUTIVE COMPENSATION
--------------------------------

     Incorporated herein by reference from United Dominion's Proxy Statement to be filed with respect to its Annual Meeting of Shareholders to be held on May 9, 2000.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     Incorporated herein by reference from United Dominion's Proxy Statement to be filed with respect to its Annual Meeting of Shareholders to be held on May 9, 2000.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Incorporated herein by reference from United Dominion's Proxy Statement to be filed with respect to its Annual Meeting of Shareholders to be held on May 9, 2000.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     (a) (1&2) See Index to Consolidated Financial Statements and Schedule on page 45 of this Annual Report on Form 10-K.

          (3)  Exhibits

     The exhibits listed below are filed as part of this Annual Report. References under the caption Location to exhibits, forms, or other filings indicate that the form or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference.

 Exhibit               Description                          Location
---------   ---------------------------------------         ---------------------------------------------------
1(a)        Underwriting Agreement and related               Filed herewith.
            Pricing Agreement, each dated
            February 29, 2000, between the Company
            and certain of its subsidiaries and the
            underwriters named therein, relating to
            $100,000,000 8.625% Notes Due 2003 of
            the Company, issued March 3, 2000.

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

3(b)          Restated By-Laws                                 Exhibit 3(b) to the Company's Annual Report
                                                               on Form 10-K for the year ended December
                                                               31, 1998.

4(i)(a)       Specimen Common Stock                            Exhibit 4(i) to the Company's Annual Report
                                                               Certificate on Form 10-K for the year ended December
                                                               31, 1993.

4(i)(b)       Form of Certificate for Shares of 9 1/4%         Exhibit 1(e) to the Company's Form 8-A
              Series A Cumulative Redeemable Preferred         Registration Statement dated April 24, 1995.
              Stock

4(i)(c)       Form of Certificate for Shares of 8.60%          Exhibit 1(e) to the Company's Form 8-A
              Series B Cumulative Redeemable Preferred         Registration Statement dated June 11, 1997.
              Stock

4(i)(d)       Rights Agreement dated as of January 27,         Exhibit 1 to the Company's Form 8-A
              1998, between the Company and ChaseMellon        Registration Statement dated February 4, 1998.
              Shareholder Services, L.L.C., as Rights Agent.

4(i)(d)(a)    First Amended and Restated Rights                Exhibit 4(i)(d)(a) to the Company's Form 10-Q
              Agreement dates as of September 14,              for the quarter ended September 30, 1999.
              1999, between the Company and ChaseMellon
              Shareholders Services, L.L.C., as Rights Agent

4(i)(e)       Form of Rights Certificate                       Exhibit 4(e) to the Company's Form 8-A
                                                               Registration Statement dated February 4, 1998.

4(ii)(e)      Note Purchase Agreement dated as of February     Exhibit 6(c)(5) to the Company's Form 8-A
              15, 1993, between the Company and CIGNA          Registration Statement dated April 19, 1990.
              Property and Casualty Insurance Company,
              Connecticut General Life Insurance Company,
              Connecticut General Life Insurance Company, on
              behalf of one or more separate accounts,
              Insurance Company of North America, Principal
              Mutual Life Insurance Company and Aid
              Association for Lutherans

4(ii)(f)      364-day Credit Agreement dated as of September   Exhibit 4(ii)(f) to the Company's Form 10-Q for
              16, 1999, between the Company and certain        the quarter ended September 30, 1999.
              subsidiaries and a syndicate of banks
              represented by Bank of America, N.A.

4(ii)(g)(a)   Resolutions of the Board of Directors of the     Filed herewith.
              Company establishing terms of 8.625% Notes
              Due 2003.

4(ii)(g)(b)   Form of 8.625% Notes Due 2003.                   Filed herewith.

 10(i)        Employment Agreement between the Company and     Exhibit 10(i) to the Company's Annual Report
              John P. McCann dated December 8, 1998.           on Form 10-K for the year ended December 31, 1998.

10(ii)      Employment Agreement between the Company        Exhibit 10(ii) to the Company's Annual Report
            and John S. Schneider dated  December 8,        on Form 10-K for the year ended December 31, 1998.
            1998.

10(iii)     Employment Agreement between the Company        Exhibit 10(iii) to the Company's Annual Report
            and Richard Giannotti dated  December 8,        on Form 10-K for the year ended December 31, 1998.
            1998.

10(iv)      Employment Agreement between the Company        Exhibit 10(iv) to the Company's Quarterly Report
            and A. William Hamill dated September 30,       on Form 10-Q for the quarter ended September 30,
            1999.                                           1999.

10(v)       1985 Stock Option Plan, as amended.             Exhibit 10(iv) to the Company's Quarterly
                                                            Report on Form 10-Q for the quarter ended
                                                            June 30, 1998.

10(vi)      1991 Stock Purchase and Loan Plan.              Exhibit 10(viii) to the Company's Quarterly Report
                                                            on Form 10-Q for the quarter ended March 31, 1997.

10(vii)     Third Amended and Restated Agreement of         Exhibit 10(vi) to the Company's Annual Report
            Limited Partnership of United Dominion          on Form 10-K for the year ended December 31,
            Realty, L.P. Dated as of December 7, 1998.      1998.

10(vii)(a)  Subordination Agreement dated April 16, 1998,   Exhibit 10(vi)(a) to the Company's Form 10-Q for
            between the Company and United Dominion         the quarter ended March 31, 1998.
            Realty, L.P.

10(viii)    Servicing and Purchase Agreement dated as of    Exhibit 10(vii) to the Company's Form 10-Q for
            June 24, 1999, including as an exhibit thereto  the quarter ended June 30, 1999.
            the Note and Participation Agreement forms.

10(ix)      Description of Restricted Stock Awards          Filed herewith.
            Program.

10(x)       Description of United Dominion Realty Trust,    Filed herewith.
            Inc. Shareholder Value Plan.

10(xi)      Description of United Dominion Realty Trust,    Filed herewith.
            Inc. Executive Deferral Plan.

10(xii)     Employment Agreement between the Company and    Filed herewith.
            Curtis W. Carter dated December 8, 1998.

10(xiii)    Employment Agreement between the Company and    Filed herewith.
            Mark E. Wood dated March 21, 2000.

12          Computation of Ratio of Earnings to Fixed       Filed herewith.
            Charges.

21 The Company has the following subsidiaries, all of which but United Dominion Realty, L.P. are wholly owned. The Company owns general and limited partnership interests in United Dominion Realty, L.P., constituting 90.8% of the aggregate partnership interest.

          United Dominion Realty Trust, Inc.
          The Commons of Columbia, Inc.
          UDRT of Virginia, Inc.
          United Dominion Residential, Inc.
          UDR at Marble Hill, LLC
          United Dominion Realty, L.P.
          UDRT of North Carolina, L.L.C.
          UDRT of Alabama, Inc.
          Cleary Court Property Owners' Association, Inc.

          UDR South Carolina Trust
          UDR Western Residential, Inc.
          SWPT II Arizona Properties, Inc.
          SRL Amarillo Investors, Inc.
          Little Rock Apartment Management, Inc.
          SWP Arkansas Properties, Inc.
          SWP Developers, Inc.
          SWP Depositor, Inc.
          South West REIT Holding, Inc.
          South West Properties, L.P.
          SWP REMIC Properties II, Inc.
          SWP REMIC Properties II-A, L.P.
          SWP Creeks Properties, Inc.
          UDR Summit Ridge, L.P.
          SWP Woodscape Properties, Inc.
          SWP Woodscape Properties I, L.P.
          SWP Properties, Inc.
          SWP Properties I, L.P.
          South West Property Apartments, L.P.
          UDR Pecan Grove, L.P.
          UDR Camino Village, L.P.
          United Sub, Inc.
          ASR Acquisition Sub, Inc.
          UDR Audubon, L.P.
          UDR Villages of Thousand Oaks, L.P.
          UDR Cimarron City, L.P.
          UDR Kenton, L.P.

          ASR Investments Corporation
          Heritage Communities L.P.
          Heritage SGP Corporation
          Heritage - Aspen Court L.P.
          Heritage - Gentry Place L.P.
          Heritage - Greenwood Creek L.P.
          Heritage - Highlands of Preston L.P.
          Heritage - 14400 Montfort L.P.
          Heritage - Preston Park L.P.
          Heritage - Smith Summit L.P.
          Heritage - Springfield L.P.
          Heritage - Briar Park L.P.
          Heritage - Chelsea Park L.P.
          Heritage - Country Club Place L.P.
          Heritage - Ivystone L.P.
          Heritage - London Park L.P.
          Heritage - Marymont L.P.
          Heritage - Riverway L.P.
          Heritage - Timbercreek Landings L.P.
          Heritage - Campus Commons North, L.L.C.
          Heritage - Campus Commons South, L.L.C.
          Heritage - Court, L.L.C.
          Heritage - On The Boulevard, L.L.C.
          Heritage - Pacific South Center, L.L.C.

          Heritage - Arbor Terrace I, L.L.C.
          Heritage - Arbor Terrace II, L.L.C.
          ASR Properties, Inc.
          ASC Properties, Inc.
          ASC-I Properties, Inc.
          ASC-II Properties, Inc.
          ASC-III Properties, Inc.
          ASC-IV Properties, Inc.
          ASC-V Properties, Inc.
          Rescap Inc.
          Rescap Manager Limited Partnership
          Contempo Heights L.L.C.
          La Privada L.L.C.
          Finisterra Apartments L.L.C.
          ASV-I Properties, Inc.
          ASV-II Properties, Inc.
          ASV-III Properties, Inc.
          ASV-IV Properties, Inc.
          ASV-V Properties, Inc.
          ASV-VI Properties, Inc.
          ASV-VII Properties, Inc.
          ASV-VIII Properties, Inc.
          ASV-IX Properties, Inc.
          ASV-X Properties, Inc.
          ASV-XI Properties, Inc.
          ASV-XII Properties, Inc.
          ASV-XIII Properties, Inc.
          ASV-XIV Properties, Inc.
          ASV-XV Properties, Inc.
          ASV-XVI Properties, Inc.
          ASV-XVII Properties, Inc.
          Heritage Residential Group, Inc.
          RMA Investments Holdings, Inc.
          CIMSA Financial Corporation
          RMA Investments I, Inc.
          RMA Investments II, Inc.
          Cholla Estates Construction L.L.C.
          ASR Finance Corporation
          Southwest Capital Mortgage Funding L.P.
          ASR Mortgage Acceptance, Inc.
          UDR Developers, Inc.
          UDR Texas Properties, L.P.
          UDR of Tennessee, L.P.
          UDR Seniors Housing, L.P.
          UDR Aspen Creek, LLC
          United Dominion Residential Ventures, L.L.C.

          American Apartment Communities Holdings, Inc.
          AAC Funding II, Inc.
          AAC Funding III, Inc.
          AAC Funding IV, Inc.
          AAC Seattle I, Inc.

          FMP Member, Inc.
          AAC Funding IV LLC
          AAC Funding Partnership II
          AAC Funding Partnership III
          AAC Vancouver I, L.P.
          AAC/FSC Crown Pointe Investors, LLC
          AAC/FSC Hilltop Investors, LLC
          AAC/FSC Seattle Properties, LLC
          CMP-1, LLC
          Coastal Anaheim Properties, LLC
          Coastal Long Beach Properties, LLC
          Coastal Monterey Properties LLC
          Fountainhead Apartments Limited Partnership
          Governour's Square of Columbus Co.
          Jamestown of St. Matthews Co.
          Northbay Properties II, L.P.
          Parker's Landing Venture I
          Parker's Landing Venture II
          Polo Chase Venture Limited Partnership
          Regency Park, L.P.
          Sunset Company
          Tivoli of Columbus Limited Partnership
          Windward Point, LLC
          Winterland San Francisco Partners
          Woodlake Village, L.P.
          UDR Virginia Properties, LLC
          UDR California Properties, L.L.C.
          UDR Florida Properties, L.L.C.
          UDR Holdings, LLC
          UDR Lakeside Mills, LLC
          UDR Maryland Properties, LLC

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

  (b)   Reports on Form 8-K

        A Form 8-K was filed with the Securities and Exchange Commission on February 25, 2000. The filing reported United Dominion's 1999 fourth quarter and year to date results of operations as reported on its Press Release issued on February 1, 2000.

        A Form 8-K was filed with the Securities and Exchange Commission on December 22, 1999. The filing reported United Dominion's 1999 dispositions and plans for 2000 dispositions as reported on its Press Release issued on December 16, 1999.

        A Form 8-K was filed with the Securities and Exchange Commission on March 29, 1999. The filing reported pro forma financial information with respect to the American Apartment Communities II, Inc. merger.

        A Form 8-K was filed with the Securities and Exchange Commission on January 20, 1999. The filing reported pro forma financial information with respect to the American Apartment Communities II, Inc. merger.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Dominion Realty Trust, Inc.
----------------------------------
     (registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 17, 2000 by the following persons on behalf of the registrant and in the capacities indicated.


/s/ John P. McCann                           /s/ Jeff C. Bane
-------------------------------------        -----------------------------------
John P. McCann                               Jeff C. Bane
Chairman of the Board and Chief              Director
Executive Officer


/s/ Lynne Sagalyn
-------------------------------------        ___________________________________
Lynne Sagalyn                                Mark J. Sandler
Director                                     Director


/s/ John S. Schneider                        /s/ Robert W. Scharar
-------------------------------------        -----------------------------------
John S. Schneider                            Robert W. Scharar
Director, Vice Chairman of the Board,        Director
President and Chief Operating Officer


_____________________________________        ___________________________________
Robert P. Freeman                            Jon A. Grove
Director                                     Director


/s/ James D. Klingbeil                       /s/ Barry M. Kornblau
-------------------------------------        -----------------------------------
James D. Klingbeil                           Barry M. Kornblau
Director                                     Director


/s/ R. Toms Dalton                           /s/ Robin R. Flanagan
-------------------------------------        -----------------------------------
R. Toms Dalton                               Robin R. Flanagan
Director                                     Vice President,
                                             Controller-Corporate Accounting
                                             and Chief Accounting Officer

/s/ A. William Hamill
-------------------------------------
A. William Hamill
Executive Vice President and
Chief Financial Officer

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                      UNITED DOMINION REALTY TRUST, INC.


                                                                Page
                                                                ----
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

Report of Ernst & Young LLP, Independent Auditors                  46

Consolidated Balance Sheets at December 31, 1999
and 1998                                                           47

Consolidated Statements of Operations for each of
the three years in the period ended December 31, 1999              48

Consolidated Statements of Cash Flows for each of
the three years in the period ended December 31, 1999              49

Consolidated Statements of Shareholders' Equity for
each of the three years in the period ended
December 31, 1999                                                  50

Notes to Consolidated Financial Statements                         51

SCHEDULE FILED AS PART OF THIS REPORT

Schedule III - Summary of Real Estate Owned                        70

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

                        Report of Independent Auditors
                        ------------------------------



The Board of Directors and Shareholders
United Dominion Realty Trust, Inc.

  We have audited the accompanying consolidated balance sheets of United Dominion Realty Trust, Inc. (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimate made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Dominion Realty Trust, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



                                        Ernst & Young LLP

Richmond, Virginia
January 31, 2000

                      UNITED DOMINION REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                   December 31,         December 31,
                                                                                       1999                 1998
---------------------------------------------------------------------------------------------------------------------
ASSETS

Real estate owned:
     Real estate held for investment (Notes 2 and 9)                              $    3,577,848       $    3,643,245
        Less: accumulated depreciation                                                   373,164              280,663
                                                                                  --------------       --------------
                                                                                       3,204,684            3,362,582
     Real estate under development                                                        91,914               99,395
     Real estate held for disposition (net of accumulated depreciation of $22,700
     and $35,967) (Note 2)                                                               260,583              174,145
                                                                                  --------------       --------------
     Total real estate owned, net of accumulated depreciation                          3,557,181            3,636,122
Cash and cash equivalents                                                                  7,678               26,081
Restricted cash                                                                           56,969               50,805
Deferred financing costs                                                                  13,511               10,894
Other assets                                                                              52,978               39,038
                                                                                  --------------       --------------
     Total assets                                                                 $    3,688,317       $    3,762,940
                                                                                  ==============       ==============
LIABILITIES AND SHAREHOLDERS' EQUITY

Secured debt (Note 3)                                                             $    1,000,136       $    1,072,185
Unsecured debt (Note 4)                                                                1,127,169            1,045,564
Real estate taxes payable                                                                 30,887               29,078
Accrued interest payable                                                                  17,867               20,714
Security deposits and prepaid rent                                                        20,738               21,125
Distributions payable                                                                     36,020               31,423
Accounts payable, accrued expenses and other liabilities                                  51,121               53,288
                                                                                  --------------       --------------
     Total liabilities                                                                 2,283,938            2,273,377

Minority interests                                                                        94,167              115,442

Shareholders' equity (Notes 6 and 7):
     Preferred stock, no par value; $25 liquidation preference,
       25,000,000 shares authorized;
        4,168,560 shares 9.25% Series A Cumulative Redeemable issued and                 104,214              105,000
        outstanding (4,200,000 in 1998)
        5,946,300 shares 8.60% Series B Cumulative Redeemable issued and                 148,658              150,000
        outstanding (6,000,000 in 1998)
        8,000,000 shares 7.50% Series D Cumulative Convertible Redeemable issued         175,000              175,000
        and outstanding
     Common stock, $1 par value; 150,000,000 shares authorized
        102,740,777 shares issued and outstanding (103,639,117 in 1998)                  102,741              103,639
     Additional paid-in capital                                                        1,083,687            1,090,432
     Distributions in excess of net income                                              (296,030)            (242,331)
     Deferred compensation - unearned restricted stock awards                               (305)                  --
     Notes receivable from officer-shareholders                                           (7,753)              (7,619)
                                                                                  --------------       --------------
     Total shareholders' equity                                                        1,310,212            1,374,121
                                                                                  --------------       --------------
     Total liabilities and shareholders' equity                                   $    3,688,317       $    3,762,940
                                                                                  ==============       ==============

See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

Year ended December 31,                                                     1999           1998           1997
-------------------------------------------------------------------------------------------------------------------
Revenues
     Rental income                                                       $   618,749    $   478,718    $   386,672
     Other non-property income                                                 1,942          3,382          1,123
                                                                        ------------   ------------   ------------
           Total revenues                                                    620,691        482,100        387,795

Expenses
     Rental expenses:
           Personnel                                                          66,968         51,219         53,315
           Real estate taxes and insurance                                    63,425         48,898         36,273
           Repair and maintenance                                             41,339         36,827         21,392
           Utilities                                                          30,106         26,361         24,861
           Administrative and marketing                                       25,410         19,066         15,208
           Property management                                                18,475         16,945         12,299
           Other operating expenses                                            1,539            244            383
     Real estate depreciation                                                121,727         99,588         76,688
     Interest                                                                153,748        106,238         79,004
     Impairment loss on real estate and investments (Note 2)                  19,300              -          1,400
     General and administrative                                               13,850         10,139          7,075
     Other depreciation and amortization                                       4,425          3,645          2,084
     Loss on termination of interest rate risk management agreement
     (Note 5)                                                                      -         15,591              -
                                                                        ------------   ------------   ------------
           Total expenses                                                    560,312        434,761        329,982
                                                                        ------------   ------------   ------------

Income before gains on sales of investments, minority interests
     and extraordinary item                                                   60,379         47,339         57,813
Gains on sales of investments                                                 37,995         26,672         12,664
                                                                        ------------   ------------   ------------
Income before minority interests and extraordinary item                       98,374         74,011         70,477
Minority interests of outside partners                                        (1,245)          (111)             -
Minority interests of unitholders in operating partnership                    (4,434)        (1,430)          (278)
                                                                        ------------   ------------   ------------
Income before extraordinary item                                              92,695         72,470         70,199
Extraordinary item - early extinguishment of debt                                927           (138)           (50)
                                                                        ------------   ------------   ------------
Net income                                                                    93,622         72,332         70,149
Distributions to preferred shareholders - Series A and B                     (22,560)       (22,607)       (17,345)
Distributions to preferred shareholders - Series D (Convertible)             (15,154)          (986)             -
                                                                        ------------   ------------   ------------
Net income available to common shareholders                              $    55,908    $    48,739    $    52,804
                                                                        ============   ============   ============



Earnings per common share (Note 1):
     Basic                                                               $      0.54    $      0.49    $      0.61
                                                                        ============   ============   ============
     Diluted                                                             $      0.54    $      0.49    $      0.60
                                                                        ============   ============   ============

Common distributions declared per share                                  $      1.06    $      1.05    $      1.01
                                                                        ============   ============   ============


Weighted average number of common shares outstanding-basic                   103,604         99,966         87,145
Weighted average number of common shares outstanding-diluted                 103,639        100,062         87,339

See accompanying notes to consolidated financial statements.

                      UNITED DOMINION REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

Year ended December 31,                                                           1999             1998                  1997
-------------------------------------------------------------------------------------------------------------------------------
Operating Activities
      Net income                                                           $      93,622     $      72,332        $      70,149
      Adjustments to reconcile net income to cash provided by operating activities:
          Depreciation and amortization                                          126,152           103,233               78,772
          Minority interests                                                       5,679             1,541                  278
          Impairment loss on real estate and investments                          19,300                --                1,400
          Amortization of deferred financing costs and other                       5,184             2,061                1,706
          Gains on sales of investments                                          (37,995)          (26,672)             (12,664)
          Extraordinary item-early extinguishment of debt                           (927)              138                   50
          Net cash paid in mergers                                                (8,417)               --                   --
          Changes in operating assets and liabilities:
               Increase in operating liabilities                                   3,640            30,682                8,830
               Increase in operating assets                                      (15,362)          (30,440)             (10,618)
                                                                           -------------     -------------        -------------
Net cash provided by operating activities                                        190,876           152,875              137,903

Investing Activities
      Net proceeds from sales of investments                                     236,706           155,459               77,257
      Development of real estate assets                                         (114,028)          (97,222)             (52,217)
      Acquisition of real estate, net of liabilities assumed                     (75,719)         (169,808)            (271,836)
      Capital expenditures - real estate assets                                  (74,323)         (100,398)             (95,499)
      Capital expenditures - non real estate assets                               (8,062)           (2,876)              (3,659)
      Net cash paid in mergers                                                        --           (59,446)                  --
      Other investing activities                                                   1,132            (1,851)               3,681
                                                                           -------------     -------------        -------------
Net cash used in investing activities                                            (34,294)         (276,142)            (342,273)


Financing Activities
      Net reduction in secured debt                                              (72,048)          (98,792)             (19,337)
      Net proceeds from the issuance of unsecured debt                            83,828           307,482               69,936
      Payment of financing costs                                                  (6,719)           (4,875)              (2,836)
      Proceeds from the sale of preferred stock                                       --                --              145,068
      Proceeds from the issuance of common stock                                  17,250            76,686              100,751
      Distributions paid to minority interests                                    (9,200)           (2,413)                (144)
      Distributions paid to preferred shareholders                               (34,958)          (22,611)             (16,270)
      Distributions paid to common shareholders                                 (109,608)         (103,074)             (85,777)
      Repurchase of operating partnership units                                  (11,967)           (3,528)                  --
      Repurchase of common and preferred stock                                   (31,563)               --                   --
                                                                           -------------     -------------        -------------
Net cash (used in)/provided by financing activities                             (174,985)          148,875              191,391


Net increase (decrease) in cash and cash equivalents                             (18,403)           25,608              (12,979)
Cash and cash equivalents, beginning of year                                      26,081               473               13,452
                                                                           -------------     -------------        -------------
Cash and cash equivalents, end of year                                     $       7,678     $      26,081        $         473
                                                                           =============     =============        =============

Supplemental Information:
      Interest paid during the period                                      $     162,236     $     104,858        $      76,669
      Conversion of operating partnership units to common stock                    3,947             7,542                   --
      Non-cash transactions associated with the acquisition of properties:
          Secured debt assumed                                                        --           116,326               60,052
          Issuance of common stock                                                    --             7,099                   --
          Issuance of operating partnership                                           --            18,477               12,530
          units
      Non-cash transactions associated with mergers:
          Real estate assets acquired                                                 --         1,080,696                   --
          Other operating assets acquired                                             --            26,845                   --
          Issuance of preferred stock                                                 --           175,000                   --
          Issuance of common stock                                                    --           108,456                   --
          Issuance of operating partnership units                                     --            88,831                   --
          Secured debt assumed                                                        --           637,188                   --
          Operating liabilities assumed                                               --            36,026                   --
          Minority interests in partnerships assumed                                  --             5,382                   --


See accompanying notes to consolidated financial statements.

                      UNITED DOMINION REALTY TRUST, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (In thousands, except per share data)

Year ended December 31                                                                 1999           1998               1997
---------------------------------------------------------------------------------------------------------------------------------
Preferred Stock
Balance, beginning of year                                                         $    430,000   $    255,000     $      105,000
    Issuance of 8.60% Series B Cumulative Redeemable                                          -              -            150,000
    Issuance of 7.50% Series D Cumulative Convertible Redeemable
       in connection with the acquisition of American
       Apartment Communities II                                                               -        175,000                  -
    Purchase of preferred stock                                                          (2,128)             -                  -
                                                                                   ------------   ------------     --------------
Balance, end of year                                                               $    427,872   $    430,000     $      255,000
                                                                                   ============   ============     ==============

Common Stock, $1 Par Value
Balance, beginning of year                                                         $    103,639   $     89,168     $       81,983
    Issuance of common shares in public offerings                                             -          2,804              4,000
    Issuance of common shares in the acquisition of ASR Investment
       Corporation                                                                            -          7,743                  -
    Issuance of common shares to employees, officers and director-
       shareholders                                                                          72             78                333
    Issuance of common shares through dividend reinvestment and stock
       purchase plan                                                                      1,598          2,825              2,852
    Issuance of common shares in connection with the acquisition of properties                -            482                  -
    Purchase of common stock                                                             (2,688)             -                  -
    Issuance of restricted stock awards                                                      46              -                  -
    Conversion of operating partnership units                                                74            539                  -
                                                                                   ------------   ------------     --------------
Balance, end of year                                                               $    102,741   $    103,639     $       89,168
                                                                                   ============   ============     ==============

Additional Paid-in Capital
Balance, beginning of year                                                         $  1,090,432   $    906,307     $      814,795
    Issuance of commons shares in public offerings, net of issuance costs                     -         35,170             55,386
    Issuance of common shares in the acquisition of ASR Investment Corporation                -        100,713                  -
    Offering costs associated with the issuance of preferred shares                           -              -             (4,934)
    Issuance of common shares to employees, officers and director-shareholders              665            801              4,170
    Issuance of common shares through dividend reinvestment and stock
       purchase plan                                                                     15,049         33,821             36,890
    Issuance of common shares in connection with the acquisition of properties                -          6,617                  -
    Purchase of common stock                                                            (27,372)             -                  -
    Purchase of preferred stock                                                             626              -                  -
    Issuance of restricted stock awards                                                     414              -                  -
    Adjustment for cash purchase and conversion of minority interests of                      -              -                  -
       unitholders in operating partnerships                                              3,873          7,003                  -
                                                                                   ------------   ------------     --------------
Balance, end of year                                                               $  1,083,687   $  1,090,432     $      906,307
                                                                                   ============   ============     ==============

Notes Receivable from Officer-Shareholders
Balance, beginning of year                                                         $     (7,619)  $     (8,806)    $       (5,926)
    Principal repayments officer-shareholders                                               139          1,413                635
    Shares issued to officer-shareholders                                                  (273)          (226)            (3,515)
                                                                                   ------------   ------------     --------------
Balance, end of year                                                               $     (7,753)  $     (7,619)    $       (8,806)
                                                                                   ============   ============     ==============

Distributions in Excess of Net Income
Balance, beginning of year                                                         $   (242,331)  $   (183,312)    $     (147,529)
    Net income                                                                           93,622         72,332             70,149
    Common stock distributions declared ($1.06 per share for 1999,
       $1.05 per share for 1998 and $1.01 per share for 1997)                          (109,607)      (107,758)           (88,587)
    Preferred stock distributions declared-Series A ($2.31
       per share for 1999, 1998 and 1997)                                                (9,688)        (9,704)            (9,713)
    Preferred stock distributions declared-Series B ($2.15
       per share for 1999 and 1998 and $1.27 per share for 1997)                        (12,872)       (12,903)            (7,632)
    Preferred stock distributions declared-Series D ($1.89
       per share for 1999 and $.12 per share for 1998)                                  (15,154)          (986)                 -
                                                                                   ------------   ------------     --------------
Balance, end of year                                                               $   (296,030)  $   (242,331)    $     (183,312)
                                                                                   ============   ============     ==============

Deferred Compensation - Unearned Restricted Stock Awards
Balance, beginning of year                                                         $          -   $          -     $            -
    Issuance of restricted stock awards                                                    (460)             -                  -
    Amortization of deferred compensation                                                   155              -                  -
                                                                                   ------------   ------------     --------------
Balance, end of year                                                               $       (305)  $          -     $            -
                                                                                   ============   ============     ==============

Unrealized Gains on Securities Available-for-Sale
Balance, beginning of year                                                         $          -   $          -     $        2,056
    Realized gain on securities available-for-sale                                            -              -             (2,056)
    Unrealized gain on securities available-for-sale                                          -              -                  -
                                                                                   ------------   ------------     --------------
Balance, end of year                                                               $          -   $          -     $            -
                                                                                   ============   ============     ==============

Total Shareholders' Equity                                                         $  1,310,212   $  1,374,121     $    1,058,357
                                                                                   ============   ============     ==============

See accompanying notes to consolidated financial statements.

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Formation United Dominion Realty Trust, Inc., a Virginia corporation, was formed in 1972. United Dominion operates within one defined business segment with activities related to the ownership, development, acquisition, renovation, management, marketing and strategic disposition of multifamily apartment communities nationwide. At December 31, 1999, United Dominion owned 301 communities with 82,154 completed apartment homes and had three communities and three additional phases to existing communities with 1,622 apartment homes under development.

Basis of presentation The accompanying consolidated financial statements include the accounts of United Dominion and its subsidiaries, including United Dominion Realty, L.P., (the "Operating Partnership"), and Heritage Communities L.P. (collectively, "United Dominion"). As of December 31, 1999, there were 74,463,788 units in the Operating Partnership outstanding, of which, 67,619,425, or 90.8%, were owned by United Dominion and 6,844,363, or 9.2%, were owned by non-affiliated limited partners. In connection with the acquisition of ASR Investment Corporation in March 1998, United Dominion acquired Heritage Communities L.P., a Delaware limited partnership (the "Heritage OP"). As of December 31, 1999, there were 4,502,668 units in the Heritage OP outstanding, of which 3,839,330, or 85.3%, were owned by United Dominion and 663,338 units, or 14.7%, were owned by non-affiliated limited partners. The consolidated financial statements of United Dominion include the minority interests of the unitholders in the operating partnerships. All significant inter-company accounts and transactions have been eliminated in consolidation.

Income taxes United Dominion is operated as, and elects to be taxed as, a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Generally, a REIT that complies with the provisions of the Code and distributes at least 95% of its taxable income to its shareholders will not be subject to U.S. federal income taxes. Accordingly, no provision has been made for federal income taxes. However, United Dominion is subject to certain state and local excise or franchise taxes.

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

For income tax purposes, distributions paid to common shareholders consist of ordinary income, capital gains, return of capital or a combination thereof. For the three years ended December 31, 1999, distributions paid per common share were taxable as follows:

                                   1999       1998       1997
                                  ------     ------     ------
     Ordinary income              $ .620      $.913      $.727
     Long-term capital gain         .129        ---       .021
     Return of capital              .309       .127       .249
                                  ------      -----      -----
                                  $1.058     $1.040      $.997
                                  ======     ======      =====

Dividends declared on all series of United Dominion's preferred stock represent ordinary income to preferred stockholders for tax purposes in the year paid.

Use of estimates The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

Reclassifications Certain reclassifications have been made to amounts in prior years' financial statements to conform with current year presentation.

Cash and cash equivalents Cash and cash equivalents include all cash and liquid investments with maturities of three months or less when purchased.

Real estate Real estate assets held for investment are carried at historical cost less accumulated depreciation less any recorded impairment losses.

Expenditures for ordinary repair and maintenance costs are charged to expense as incurred. Significant expenditures for improvements, renovations and replacements related to the acquisition and improvement of real estate assets are capitalized at cost and depreciated over their estimated useful lives.

United Dominion recognizes impairment losses on long-lived assets used in operations when there is an event or change in circumstance that indicates an impairment in the value of an asset and the undiscounted future cash flows are not sufficient to recover the asset's carrying value. If such indicators of impairment are present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value.

For long-lived assets to be disposed of, impairment losses are recognized when the fair value of the asset less estimated cost to sell is less than the carrying value of the asset. Real estate is classified as real estate held for disposition when management has committed to sell and is actively marketing the property, and United Dominion expects to dispose of these properties within the next twelve months. Real estate held for disposition is carried at the lower of cost, net of accumulated depreciation or fair value less the cost to dispose, determined on an asset by asset basis. Depreciation is not recorded on real estate held for disposition and gains (losses) from initial and subsequent adjustments to the carrying value of the assets, if any, are recorded as a separate component of income from continuing operations.

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which is 35 years for buildings, 10 to 35 years for major improvements, and 5 to 20 years for furniture, fixtures, equipment and other assets.

All development projects and related carrying costs are capitalized and reported on the balance sheet as "real estate under development" until such time as the development project is completed. Upon completion, the total cost of the building and associated land is transferred to real estate held for investment and the assets are depreciated over their estimated useful lives. The cost of development projects includes interest, real estate taxes, insurance and allocated development overhead during the construction period.

Interest and real estate taxes incurred during the development period are capitalized as part of the real estate under development to the extent that such charges do not cause the carrying value of the asset to exceed its net realizable value. During 1999, 1998 and 1997, total interest capitalized was $5.2 million, $3.4 million and $2.6 million, respectively.

Commencing with the adoption of EITF No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" in March 1998, United Dominion expenses direct internal costs of identifying and acquiring operating properties.

Revenue recognition United Dominion's apartment homes are leased under operating leases with terms generally of one year or less. Rental income is recognized after it is earned and paid.

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

Restricted cash   Restricted cash consists of escrow deposits held by lenders for real estate taxes, insurance and replacement reserves and security deposits.

Deferred financing costs Deferred financing costs include fees and other costs incurred to obtain debt financings and are generally amortized on a straight-line basis, which approximates the effective interest method, over a period not to exceed the term of the related debt. Unamortized financing costs are written-off when debt is retired before its maturity date.

Interest rate swap agreements United Dominion enters into interest rate swap agreements to alter the interest rate characteristics of outstanding debt instruments. Each interest rate swap agreement is designated with all or a portion of the principal balance and term of a specific debt obligation. The interest rate swaps involve the periodic exchange of payments over the life of the related agreements. Amounts received or paid on the interest rate swaps are recorded on an accrual basis as an adjustment to the related interest expense of the outstanding debt based on the accrual method of accounting. The related amounts payable to and receivable from counterparties are included in other liabilities and other assets, respectively. The fair value of and changes in the fair value as a result of changes in market interest rates for the interest rate swap agreements are not reflected in the financial statements.

Gains and losses on terminations of interest rate swap agreements are deferred as an adjustment to the carrying amount of the outstanding debt and amortized into interest expense over the remaining term of the original contract life of the terminated swap agreement. In the event of early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment gain or loss. There were no gains or losses on terminations of interest rate swap agreements recognized by United Dominion for the periods presented.

Any interest rate swap agreements that are not designated with outstanding debt or notional amounts of interest rate swap agreements in excess of the original amounts of the underlying debt obligations are recorded as an asset or liability at fair value, with the changes in the fair value recorded in other income or expense (fair value method).

Interest rate risk management agreements United Dominion enters into interest rate futures contracts to hedge interest rate risk associated with anticipated debt transactions. United Dominion follows SFAS No. 80, "Accounting for Futures Contracts," which permits hedge accounting for anticipatory transactions meeting certain criteria. Gains and losses, if any, on these transactions are deferred as an adjustment to the carrying amount of the outstanding debt and amortized over the term of the related debt as an adjustment to interest expense. The fair values of interest rate risk management agreements are not recognized in the financial statements. At the time the anticipated transaction is no longer likely to occur, United Dominion would mark the derivative instrument to market and would recognize any adjustment in the consolidated statement of operations.

Earnings per share Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on United Dominion's average stock price. The early extinguishment of debt does not have an effect on the earnings per share calculation for the periods presented. The following table sets forth the computation of basic and diluted earning per share (dollars in thousands, except per share amounts):

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

                                                 1999      1998      1997
---------------------------------------------------------------------------
Numerator for basic and diluted earnings
  per share-net income available to common
  shareholders                                 $ 55,908  $ 48,739   $52,804

Denominator:
  Denominator for basic earnings per share-
    weighted average shares                     103,604    99,966    87,145


Effect of dilutive securities:
    Employee stock options                           35        96       194
                                               --------  --------   -------

Denominator for dilutive earnings per
  share                                         103,639   100,062    87,339
                                               ========  ========   =======

Basic earnings per share                       $    .54  $    .49   $   .61
                                               ========  ========   =======
Diluted earnings per share                     $    .54  $    .49   $  . 60
                                               ========  ========   =======

The effect of the conversion of the operating partnership units and convertible preferred stock is not dilutive and is therefore not included as a dilutive security in the earnings per share computation. The weighted average effect of the conversion of the operating partnership units for the years ended December 31, 1999, 1998 and 1997 was 8,180,409, 2,963,427, and 317,120, respectively. The weighted average effect of the conversion of the convertible preferred stock for the years ended December 31, 1999 and 1998 was 12,307,692 and 809,273, respectively.

Minority interests in operating partnerships Interests in operating partnerships held by limited partners are represented by operating partnership units (OP Units). The operating partnerships' income is allocated to holders of OP Units based upon net income available to common shareholders and the weighted average number of OP Units outstanding to total common shares plus OP Units outstanding during the period. Capital contributions, distributions and profits and losses are allocated to minority interests in accordance with the terms of the individual partnership agreements. OP Units can be exchanged for cash or shares of United Dominion's common stock on a one-for-one basis, at the option of United Dominion. OP Units as a percentage of total OP Units and shares outstanding was 6.8%, 7.7% and 1.1% at December 31, 1999, 1998 and 1997, respectively.

Minority interest in other partnerships United Dominion has limited partners in certain real estate partnerships acquired as part of the acquisition of American Apartment Communities II on December 7, 1998. Net income for these partnerships is allocated based on the percentage interest owned by these limited partners in each respective real estate partnership.

Stock based compensation United Dominion has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of United Dominion's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized.

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

Impact of recently issued accounting standards In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133," which is required to be adopted in years beginning after June 15, 2000. Statement 133 permits early adoption as of the beginning of any fiscal quarter after its issuance, however, United Dominion does not anticipate adopting Statement 133 until such time as it is required. Statement 133 will require United Dominion to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. United Dominion has not yet determined what the effect of Statement 133 will be on earnings and the financial position of United Dominion, however, management does not anticipate that the adoption of Statement 133 will have a significant effect on earnings or the financial position of United Dominion.

2.  REAL ESTATE OWNED

United Dominion operates in over 30 major markets dispersed throughout a 22 state area. At December 31, 1999, the company's largest apartment market was Dallas, Texas, where it owned 9.7% of its apartment homes, based upon carrying value. Excluding Dallas, United Dominion did not own more than 5.5% of its apartment homes in any one market, based upon carrying value.

The following table summarizes real estate held for investment at December 31, (dollars in thousands):


                                                   1999           1998
                                               --------------------------
Land and land improvements                     $  636,905      $  647,328
Buildings and improvements                      2,767,940       2,819,312
Furniture, fixtures and equipment                 166,826         169,364
Construction in progress                            6,177           7,241
                                               --------------------------
Real estate held for investment                 3,577,848       3,643,245
Accumulated depreciation                         (373,164)       (280,663)
                                               --------------------------
Real estate held for investment, net           $3,204,684      $3,362,582
                                               ==========================

The following is a summary of real estate owned by market at December 31, 1999 (dollars in thousands):
Real Estate Held for Investment by Market (in order of carrying value and excluding real estate under development):


                                                  Initial
                               Number of        Acquisition    Carrying       Accumulated
Market                       Communities           Cost          Value       Depreciation      Encumbrances
Dallas/Ft. Worth, TX            25              $  312,391    $  348,190      $   28,588       $   34,299  (A)
Phoenix, AZ                     10                 164,891       196,529          11,174           19,500  (A)
Houston, TX                     15                 139,969       183,991          11,875           43,546  (A)
Orlando, FL                     13                 146,114       175,325          24,667           41,298  (A)
San Antonio, TX                 12                 150,741       165,825          12,051           38,138  (A)
Tampa, FL                       11                 146,849       162,933          19,550           40,177  (A)
Raleigh, NC                      9                 123,071       139,336          23,894           15,202
San Francisco, CA                4                 128,754       138,681           3,320           68,751
Columbus, OH                     5                  86,625       120,913           3,244           34,459

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

                                     Initial
                       Number of   Acquisition   Carrying      Accumulated
Market                Communities      Cost        Value      Depreciation    Encumbrances
Charlotte, NC            10            95,265     118,169          20,430        17,650
Nashville, TN             8            83,987     116,954           9,253            --
Wilmington, NC           10            80,116     111,709          23,421            --
Monterey Peninsula, CA   13           100,762     111,474           2,930           703  (A)
Memphis, TN               7            95,594     103,723          10,110        33,032
South Florida             6            96,137     102,349          10,310            (A)
Richmond, VA              8            75,101     100,058          24,772         2,917  (A)
Columbia, SC              9            83,053      97,332          19,490         5,000
Southern California       6            94,583      95,243           2,102         6,034
Other FL                  8            56,901      86,616          11,308            --
Greensboro, NC            5            63,359      78,175           8,625            --
Atlanta, GA               6            57,669      69,224          10,347        10,841
Baltimore, MD             6            58,846      65,439          10,796        18,260  (A)
Seattle, WA               5            63,998      57,816           2,341        28,684
Jacksonville, FL          3            44,787      56,783           8,657        12,455
Hampton, VA               6            42,741      54,653          15,238            (A)
Sacramento, CA            2            47,549      52,758           1,406        17,065  (A)
Other VA                  6            29,510      47,439           9,337         2,780
Denver, CO                2            44,195      44,111           1,298            --
Other North Carolina      3            39,004      41,155           4,734        10,142
Detroit, MI               4            38,126      40,254           1,111           635  (A)
Other Midwest             3            36,119      38,293           1,267         1,006  (A)
Washington DC             3            32,603      35,731           4,565            (A)
Eastern Shore MD          4            31,403      34,790           5,217            (A)
Portland, OR              3            41,892      34,353           1,163         1,542  (A)
Indianapolis, IN          2            29,988      26,263             938           304  (A)
Austin, TX                2            21,005      23,836           2,506            (A)
Arkansas                  2            20,500      22,306           2,083            --
Nevada                    1            20,000      20,776           1,759            --
Delaware                  2            14,732      17,761           3,044            (A)
New Mexico                2            16,023      16,761           1,219         5,221  (A)
Arizona                   2            11,891      13,408             780         4,618
Other GA                  1             8,590      10,413           2,244            (A)
                        ---------------------------------------------------------------
                        264        $3,075,434  $3,577,848        $373,164      $514,259  (A)
                        ===============================================================

Real Estate Held for Disposition (B)

                            Initial
               Number of  Acquisition   Carrying    Accumulated
              Properties      Cost        Value    Depreciation   Encumbrances
Apartments        37       $  257,625   $  270,718   $ 20,909     $   66,407 (A)
Commercial         4           11,082       12,565      1,791          3,070
                 -----------------------------------------------------------
                  41       $  268,707   $  283,283   $ 22,700     $   69,477 (A)
                 ===========================================================

  Total          305       $3,344,141   $3,861,131   $395,864     $1,000,136 (A)
                 ===========================================================

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

(A) There are 21 communities encumbered by two REMIC financings aggregating $59.2 million, 19 communities encumbered by one secured note payable aggregating $195.7 million and 29 communities encumbered by fixed rate debt aggregating $161.5 million. The amount of this debt is not included in the encumbrances shown for the individual markets or in real estate held for disposition.

(B) Real estate held for disposition contributed property operating income (property rental income less property rental expenses) in the aggregate amount of approximately $25.2 million for the year ended December 31, 1999. The properties classified as held for disposition at December 31, 1999 reflect properties management has committed to sell during the next twelve months.

For the year ended December 31, 1999, United Dominion recognized $18.3 million in impairment losses on its real estate owned. At the beginning of June 1999, United Dominion embarked on an accelerated disposition plan for non-strategic properties. Accordingly, through the review and analysis of communities targeted for strategic disposition which included exiting one of United Dominion's major markets and planned sales in 2000, an aggregate $14.8 million impairment loss was recognized on assets held for disposition. An impairment loss was indicated as a result of the net book value of the assets held for disposition being greater than the estimated fair market value less the cost of disposal.

In connection with the periodic evaluation of its apartment portfolio, United Dominion recorded a $3.5 million impairment loss on three communities acquired in the ASR merger in 1998 which are classified in real estate held for investment. An impairment loss was indicated as the sum of the estimated future cash flows from the assets was deemed to be less than their carrying amounts.

The following is a reconciliation of the carrying amount of real estate held for investment at December 31, (dollars in thousands):

                                                       1999           1998          1997
                                                    --------------------------------------
Balance at January 1                                $3,643,245    $2,281,438    $ 2007,612
Real estate acquired                                    75,719     1,388,514       344,363
Capital expenditures                                    72,096        98,872        96,102
Transferred from development                           116,787        23,350        65,475
Impairment loss on real estate                          (3,500)           --        (1,400)
Transferred to real estate held for disposition       (326,499)     (148,929)     (230,714)
                                                    --------------------------------------
Balance at December 31                              $3,577,848    $3,643,245    $2,281,438
                                                    ======================================

The following is a reconciliation of accumulated depreciation for real estate held for investment at December 31, (dollars in thousands):

                                                      1999          1998         1997
                                                    ------------------------------------
Balance at January 1                                $280,663      $200,506      $173,291
Depreciation expense for the year*                   122,884       100,683        77,440
Transferred to real estate held for disposition      (30,383)      (20,526)      (50,225)
                                                    ------------------------------------
Balance at December 31                              $373,164      $280,663      $200,506
                                                    ====================================

 *  Includes $1,157, $1,095 and $752 for 1999, 1998 and 1997, respectively, classified as "Other depreciation and amortization" in the Consolidated Statements of Operations.

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

3.  SECURED DEBT

Secured debt, which encumber $1.9 billion or 48.0% of United Dominion's real estate owned, ($2.1 billion or 52.0% of United Dominion's real estate owned is unencumbered) consist of the following at December 31, 1999 (dollars in thousands):

                                                                       Weighted Average        No. of
                                                                     --------------------
                                                                     Interest   Years to     Communities
                                         Principal Outstanding         Rate     Maturity     Encumbered
                                            1999       1998            1999        1999         1999
                                        ----------------------------------------------------------------
Fixed Rate Debt
Mortgage Notes Payable (a)              $  555,414  $  618,997         7.81%         6.5          84
Tax-Exempt Secured Notes Payable            96,699     125,405         6.91%        12.5          13
REMIC Financings                            59,167      75,919         7.78%         1.0          21
Secured Credit Facilities                   57,000      45,000         6.65%        14.0          --
                                        ------------------------------------------------------------
Total Fixed Rate Secured Debt              768,280     865,321         7.61%         7.4         118

Variable Rate Debt
Secured Credit Facilities                  138,675          --         6.18%        14.0          19
Tax-Exempt Secured Notes Payable            66,616      64,895         4.96%        18.9           5
Mortgage Notes Payable                      26,565     141,969         7.34%        13.3           9
                                        ------------------------------------------------------------
Total Variable Rate Secured Debt           231,856     206,864         5.96%        15.3          33
                                        ------------------------------------------------------------
Total Secured Debt                      $1,000,136  $1,072,185         7.23%         9.2         151
                                        ============================================================

(a) Includes fair value adjustments aggregating $14.8 million recorded in connection with two statutory mergers consummated in 1998.

Fixed Rate Debt

Mortgage Notes Payable Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from August 2000 through June 2034 and carry interest rates ranging from 7.13% to 9.58%.

Tax-Exempt Secured Notes Payable Fixed rate mortgage notes payable which secure tax-exempt housing bond issues mature at various dates through November 2025 and carry interest rates from 6.13% to 8.50%. Interest on these notes is generally payable in semi-annual installments.

REMIC Financings United Dominion has two fixed rate REMIC Financings which bear interest of 7.01% and 8.50% and mature in December 2000 and February 2001, respectively. United Dominion makes monthly installments of principal and interest over the term of the REMIC Financings.

Secured Credit Facilities On March 18, 1999, United Dominion closed on the first part of a $200 million revolving credit facility with the Federal National Mortgage Association (the "FNMA Credit Facility"). The FNMA Credit Facility is for an initial term of five years, bear interest at a floating rate which can be fixed for periods of up to 270 days, and can be extended for an additional five or ten years at United Dominion's discretion. The $102.3 million initially borrowed under the terms of the FNMA Credit Facility had an interest rate of 5.70%. In April 1999, United Dominion borrowed an additional $16.6 million at an interest rate of 5.68% and $10.7 million at an interest rate of 5.72%. In August, an additional $66.1 million was borrowed under the FNMA Credit Facility at an interest rate of 6.53%. At December 31, 1999, the FNMA Credit Facility had a weighted average floating rate of interest of 6.32%. In order to limit a portion of its interest rate exposure on the Credit Facility, United Dominion entered into three forward rate swap agreements. These agreements have an aggregate notional value of $57 million under which United Dominion pays a fixed rate of interest and receives a variable rate on the notional amount. The interest rate swap agreements effectively change United Dominion's interest rate exposure on $57 million of

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999


secured debt from a variable rate to a weighted average fixed rate of 6.65% (see
Note 5 - Financial Instruments).

Variable Rate Debt
Secured Credit Facilities Variable rate secured credit facilities consists of $138.7 million of the $195.7 million outstanding on the FNMA Credit Facility.

Tax-Exempt Secured Notes Payable Variable rate mortgage notes payable which secure tax-exempt housing bond issues mature at various dates from December 2002 to April 2029. At December 31, 1999, these notes carry interest rates ranging from 4.75% to 5.90%.

Mortgage Notes Payable Variable rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from February 2001 through September 2027. At December 31, 1999, these notes carry interest rates ranging from 6.86% to 7.50%.

The extraordinary loss for the years ended December 31, 1998 and 1997 resulted from the write-off of deferred financing costs on mortgage debt satisfied.

The aggregate maturities of secured debt for the five years subsequent to December 31, 1999 are as follows (dollars in thousands):

                                         Fixed                                              Variable
           ------     --------------------------------------------        -------------------------------   ----------
                      Mortgage   Tax-Exempt     REMIC      Secured         Secured   Tax Exempt  Mortgage
           Year         Notes       Bonds     Financings    Notes           Notes      Notes      Notes        TOTAL
           ------     --------------------------------------------        -------------------------------   ----------
            2000      $ 28,351     $ 1,150     $26,445     $     -        $      -     $ 1,500   $   629    $   58,075
            2001        64,845       1,402      32,722           -               -       1,500     4,232       104,701
            2002        51,325       1,490           -           -               -       4,000       660        57,475
            2003        52,076       1,306           -           -               -       1,900     6,255        61,537
            2004       120,435       4,866           -           -               -       2,000       619       127,920
       Thereafter      238,382      86,485           -      57,000         138,675      55,716    14,170       590,428
                      --------------------------------------------        ------------------------------    ----------
                      $555,414     $96,699     $59,167     $57,000        $138,675     $66,616   $26,565    $1,000,136
                      ============================================        ==============================    ==========


4.  UNSECURED DEBT

A summary of unsecured debt at December 31, 1999 and 1998 is as follows (dollars in thousands):

                                                 1999      1998
                                               --------  --------
Commercial Banks
          Borrowings outstanding under
             credit facilities (a) (b)         $277,600  $240,000

Insurance Companies--Senior Unsecured Notes
          7.98% due March, 2000-2003 (c)         29,800    37,228

Other  (d)                                        4,931     5,836

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

Senior Unsecured Notes - Other
     7.25% Notes repaid April 1999                                 --            75,000
     8.13% Senior Notes due November 2000                     146,150           150,000
     7.60% Medium-Term Notes due January 2002                  55,000                --
     7.65% Medium-Term Notes due January 2003 (e)              10,000                --
     7.22% Medium-Term Notes due February 2003                 12,000                --
     5.05% City of Portland, OR Bonds due October 2003          7,345                --
     7.67% Medium-Term Notes due January 2004                  54,000                --
     7.73% Medium-Term Notes due April 2005                    23,400                --
     7.02% Medium-Term Notes due November 2005                 50,000            50,000
     7.95% Medium-Term Notes due July 2006                    120,340           125,000
     7.07% Medium-Term Notes due November 2006                 25,000            25,000
     7.25% Notes due January 2007                             111,825           125,000
     8.50% Monthly Income Notes due November 2008              59,778            62,500
     8.50% Debentures due September 2024(f)                   140,000           150,000
                                                           ----------        ----------
                                                              814,838           762,500
                                                           ----------        ----------
               Total Unsecured Debt                        $1,127,169        $1,045,564
                                                           ==========        ==========

(a) Weighted average interest rate of 6.7% and 6.0% at December 31, 1999 and 1998, respectively.
(b) As of December 31, 1999, United Dominion had seven interest rate swap agreements associated with commercial bank borrowings with an aggregate notional value of $110 million under which United Dominion pays a fixed rate of interest and receives a variable rate of interest on the notional amounts. The interest rate swaps effectively change United Dominion's interest rate exposure on these borrowings from a variable rate to a weighted average fixed rate of approximately 6.77% (see Note 5 - Financial Instruments).
(c)  Payable annually in four equal principal installments of $7.4 million.
(d) Includes $4.6 million and $5.4 million at December 31, 1999 and 1998, respectively, of deferred gains from the termination of interest rate risk management agreements.
(e) United Dominion has one interest rate swap agreement associated with these unsecured notes with an aggregate notional value of $10 million under which United Dominion pays a fixed rate of interest and receives a variable rate on the notional amount. The interest rate swap agreement effectively changes United Dominion's interest rate exposure on the $10 million from a variable rate to a fixed rate of 7.65% (see Note 5 - Financial Instruments).
(f) Debentures include an investor put feature which grants a one-time option to redeem debentures in September 2004.

For the year ended December 31, 1999, United Dominion recognized a $927 thousand extraordinary gain related to the repurchase of $70.0 million of its unsecured notes payable at less than face value.

Information concerning short-term bank borrowings is summarized in the table that follows (dollars in thousands):

                                                                   1999         1998
     -----------------------------------------------------------------------------------------
     Total revolving credit facilities
       and lines of credit at December 31                        $310,000     $265,000
     Borrowings outstanding at December 31                        277,600      240,000
     Weighted average daily borrowings
       during the year                                            223,629      238,587
     Maximum daily borrowings during the year                     283,000      334,500 (a)
     Weighted average daily interest rate during the year             5.8%         6.1% (a)
      Weighted average daily interest rate at December 31             6.7%         6.0%

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

(a) Includes balances on a $75 million bridge facility funded in July 1998 that matured in November 1998.

At December 31, 1999, United Dominion had in place a syndicated three year $200 million unsecured revolving credit facility (the "Bank Credit Facility") of which $197.6 million was outstanding at December 31, 1999. The Bank Credit Facility will expire on August 4, 2000. Borrowings under the Bank Credit Facility generally bear interest at LIBOR plus .50%. United Dominion is also required to pay a fee of .20% of the committed amount. This fee and the interest rate are both subject to change should United Dominion's credit ratings change.

At December 31, 1999, United Dominion had a $110 million syndicated 364-day credit agreement (the "Line of Credit") of which $80 million was outstanding at December 31, 1999. The Line of Credit will mature on September 15, 2000. Borrowings under the Line of Credit generally bear interest at LIBOR plus 1.00%. United Dominion is also required to pay a fee of .20% of the committed amount. This fee and the interest rate are both subject to change should United Dominion's credit ratings change.

The Bank Credit Facility and the Line of Credit are subject to customary financial covenants and limitations. The underlying loan agreements contain certain covenants which, among other things, require United Dominion to maintain minimum consolidated tangible net worth, as defined, and maintain certain financial ratios.

5. FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

The following disclosures of estimated fair value of financial instruments were determined by United Dominion using available market information and appropriate valuation methodologies. Considerable judgement is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts United Dominion would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts and estimated fair value of United Dominion's financial instruments at December 31, 1999 and 1998, both on and off-balance sheet, are summarized as follows (dollars in thousands):

                                             1999                      1998
                                   ------------------------  ------------------------
                                    Carrying       Fair       Carrying        Fair
                                     Amount        Value       Amount        Value
                                   ------------------------  ------------------------
Secured debt                        $1,000,136   $1,031,074   $1,072,185   $1,125,582
Unsecured debt                       1,127,169    1,102,605    1,045,564    1,068,868
Interest rate swap agreements -
  favorable / (unfavorable)                 --          626           --       (1,321)

The following methods and assumptions were used by United Dominion in estimating the fair values set forth above.

Cash and cash equivalents  The carrying amount of cash and cash equivalents
-------------------------
approximates fair value.

Secured and unsecured debt   Estimated fair value is based on mortgage rates,
--------------------------
tax-exempt bond rates and corporate unsecured debt rates believed to be available to United Dominion for the issuance of debt with similar terms and remaining lives. The carrying amount of United Dominion's variable rate secured debt approximate fair value at December 31, 1999 and 1998. The carrying amounts of United Dominion's borrowings under variable rate unsecured debt arrangements, short-term revolving credit agreements and lines of credit approximate their fair values at December 31, 1999 and 1998.

Interest rate swap agreements   Fair value is based on external market
-----------------------------
quotations from investment banks.

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

Derivative Instruments
----------------------
The following table summarizes certain information pursuant to interest rate limitation and swap contracts at December 31, 1999 (dollars in thousands):

                      Notional    Fixed   Type of        Underlying       Contract   Fair
                       Amount      Rate   Contract          Debt          Maturity  Value
                   ----------------------------------------------------------------------
                   $   7,000       6.78%    Swap            FNMA          06/30/00  $ 230
                      10,000       7.22%    Swap            FNMA          04/01/04    141
                      40,000       6.49%    Swap            FNMA          04/01/04    174
                      20,000       7.07%    Swap    Bank Credit Facility  05/01/00    (45)
                       5,000       6.70%    Swap    Bank Credit Facility  06/01/00     (4)
                       5,000       6.82%    Swap    Bank Credit Facility  07/01/04     91
                       5,000       6.48%    Swap    Bank Credit Facility  10/03/02     98
                      10,000       6.64%    Swap    Bank Credit Facility  10/03/02    152
                      20,000       6.44%    Swap    Bank Credit Facility  01/24/00     10
                      45,000       6.84%    Swap       Line of Credit     01/18/00     23
                      10,000       7.65%    Swap         4-year MTN       01/27/03   (244)
                   ----------------------------------------------------------------------
                   $ 177,000                                                        $ 626
                   ======================================================================

For all periods presented, United Dominion had no deferred gains or losses relating to terminated swap contracts.

Interest rate risk management agreements

In order to reduce the interest rate risk associated with the anticipated issuance of unsecured debt during 1998, United Dominion entered into a $100 million (notional amount) fixed pay forward starting swap agreement (interest rate risk management agreement) with an investment banking firm in July 1997. United Dominion settled the interest rate risk management agreement on November 9, 1998, by paying $15.6 million to the counterparty. United Dominion was unable to issue the unsecured debt contemplated by the interest rate risk management agreement, and accordingly, the cost associated with this settlement is reflected in the 1998 Statement of Operations. United Dominion has no interest rate risk management agreements outstanding at December 31, 1999.

Risk of counterparty non-performance

United Dominion has not obtained collateral or other security to support financial instruments. In the event of non-performance by the counterparty, United Dominion's credit loss on its derivative instruments is limited to the value of the derivative instruments that are favorable to United Dominion at December 31, 1999. However, such non-performance is not anticipated as the counterparties are highly rated, credit quality U.S. financial institutions and management believes that the likelihood of realizing material losses from counterparty non-performance is remote.

6. EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The United Dominion Realty Trust, Inc. Profit Sharing Plan (the "Plan") is a defined contribution plan covering all eligible full-time employees. Under the Plan, United Dominion makes discretionary profit sharing and matching contributions to the Plan as determined by the Compensation Committee of the Board of Directors. Aggregate contributions, both matching and discretionary, which are included in United Dominion's consolidated statements of operations for the three years ended December 31, 1999, 1998 and 1997 were $2.2 million, $550,000 and $646,000, respectively.

Stock Option Plan

United Dominion's 1985 Share Option Plan, (the "Option Plan"), authorizes the grant of options, at the discretion of the Board of Directors, to certain officers, directors and key employees of United Dominion, for up to ten million shares of

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

United Dominion's common stock which is limited to 8% of the number of shares of common stock issued and outstanding. The Option Plan generally provides, among other things, that options be granted at exercise prices not lower than the market value of the shares on the date of grant. Shares under options which subsequently expire or are canceled are available for subsequent grant. For options granted prior to December 12, 1995, the optionee has up to five years from the date on which the options first become exercisable during which to exercise the options. For options granted on or after December 12, 1995, the options have a ten-year term. Options granted prior to December 9, 1997 vest on December 31 of the year subsequent to grant while options granted on and after this date vest ratably over a three year period beginning on December 31 of the year subsequent to grant. On December 8, 1998, United Dominion cancelled 1,047,165 options which were granted on December 9, 1997 at $14.25. United Dominion subsequently issued options on December 8, 1998, which vest over a three-year period, at United Dominion's then market price of $10.875.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS No. 123"), and has been determined as if United Dominion had accounted for its employee stock options under the fair value method of accounting as defined in SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997:

                                          1999   1998   1997
                                          -----  -----  -----
Risk free interest rate                    6.7%   4.9%   4.8%
Dividend yields                            6.9%   6.6%   6.6%
Volatility factor                         .144   .150   .150
Weighted average expected life (years)       9      9      9


The weighted average fair value of options granted during 1999, 1998 and 1997 was $.76, $.66 and $1.35, respectively.

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. United Dominion's pro forma information is as follows (dollars in thousands, except per share amounts):


                                      1999      1998      1997
                                     -------  --------  --------
Net income available
     to common shareholders
       As reported                   $55,908   $48,739   $52,804
       Pro forma                      54,847    47,841    52,221
Earnings per common share-diluted
       As reported                   $   .54   $   .49   $   .60
       Pro forma                         .53       .48       .60

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

A summary of United Dominion's stock option activity during the three years ended December 31, 1999 is provided in the following table (dollars in thousands, except per share amounts):

                                                                             Options Outstanding
                                                            ------------------------------------------------------
                                    Shares Available                          Weighted Average       Range of
                                    For Future Grant             Options       Exercise Price      Exercise Prices
-----------------------------------------------------       -----------------  --------------      ---------------
Balance, December 31, 1996                 1,970,040               1,775,216           $13.29       $  7.44-$15.25
Granted                                   (1,841,000)              1,841,000            14.34          13.50-15.38
Exercised                                         --                (116,495)           11.18           7.44-14.63
Forfeited                                     51,000                 (51,000)           15.09          13.13-15.38
                                          ----------              ----------           ------       --------------
Balance, December 31, 1997                   180,040               3,448,721            13.89          7.44- 15.38
Granted                                   (1,137,665)              1,137,665            11.16          10.88-14.13
Exercised                                         --                 (73,490)           11.47           7.44-13.88
Forfeited                                  1,153,883              (1,153,883)           14.28           7.44-15.38
Additional shares authorized (a)           4,735,858                      --               --                   --
                                          ----------              ----------           ------       --------------
Balance, December 31, 1998                 4,932,116               3,359,013            12.89           7.44-15.38
Granted                                   (1,192,333)              1,192,333            10.02           9.63-11.19
Exercised                                         --                 (46,998)            9.87           9.19-10.25
Forfeited                                    288,756                (288,756)           13.46          10.88-15.38
                                          ----------              ----------           ------       --------------
Balance, December 31, 1999                 4,028,539               4,215,592           $12.09       $9.19- $ 15.38
                                          ==========              ==========           ======       ==============

(a) The number of shares of common stock issuable upon the exercise of options outstanding is limited to 8% of the number of shares of common stock issued and outstanding.

Exercisable at December 31,

    1997                         916,981      $12.67        $7.44-$15.38
    1998                       1,691,863       13.79         7.44-15.38
    1999                       2,042,505       13.28         9.19-15.38

The weighted average remaining contractual life on all options outstanding is
7.5 years. Approximately 1,407,315 of share options had exercise prices between $14.13 and $15.38, approximately 1,967,691 of share options had exercise prices between $10.81 and $13.94 and approximately 840,586 of share options had exercise prices between $9.19 and $10.25.

7.  SHAREHOLDERS' EQUITY

Preferred Stock Both Series A and Series B Preferred Stock have no stated par value and a liquidation preference of $25 per share. With no voting rights and no stated maturity, the preferred stock in both series is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of United Dominion. The Series A and Series B Preferred Stock are not redeemable prior to April 24, 2000 and May 29, 2007, respectively. On or after these dates, the Series A and Series B Preferred Stock may be redeemed for cash at the option of United Dominion, in whole or in part, at a redemption price of $25 per share plus accrued and unpaid dividends. The redemption price is payable solely out of the sales proceeds of other capital stock of United Dominion. All dividends due and payable on the Series A and Series B Preferred Stock have been accrued or paid as of the end of each fiscal year. United Dominion declared total distributions of $2.31 and $2.15 per share on the Series A and Series B Preferred Stock, respectively, during 1999.

On December 7, 1998, in connection with the AAC merger, United Dominion issued eight million shares of newly created Series D Convertible Redeemable Preferred Stock (Series D), with a liquidation preference of $25 per share. The Series D has no voting rights, no stated maturity and is not subject to any sinking fund or mandatory redemption. Series D is convertible into 1.5385 shares of common stock at the option of the holder of Series D at any time at $16.25 per share. The Series D is not redeemable prior to December 7, 2003. On or after this date, United Dominion may, at its option, redeem at any time all or part of the Series D at a price per share of $25, payable in cash, plus all accrued and unpaid dividends,

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

provided that the current market price of the common stock at least equals the conversion price, initially set at $16.25 per share. The redemption is payable solely out of the sale proceeds of other capital stock. In addition, United Dominion may not redeem in any consecutive 12 month period a number of shares of Series D having an aggregate liquidation preference of more than $100 million. United Dominion declared total distributions of $1.89 per share on the Series D Preferred Stock during 1999.

Officers' Stock Purchase and Loan Plan Under the Officer Stock Purchase and Loan Plan (the "Loan Plan"), certain officers have purchased common stock at the then current market price with financing provided by United Dominion at an interest rate of 7%. The underlying notes mature between November 2001 and October 2006. A total of 848,500 shares have been issued and 551,500 shares are available for future issuance under the Loan Plan.

Dividend Reinvestment and Stock Purchase Plan United Dominion's Dividend Reinvestment and Stock Purchase Plan (the "Stock Purchase Plan") allows common and preferred shareholders the opportunity to purchase, through reinvestment of cash dividends, additional shares of United Dominion's common stock. As of December 31, 1999, 8,337,961 shares of common stock had been issued under the Stock Purchase Plan. Shares in the amount of 5,662,039 were reserved for further issuance under the Stock Purchase Plan at December 31, 1999. During 1999, 1,597,841 shares were issued under the Stock Purchase Plan for a total consideration of approximately $16.7 million.

Restricted Stock Awards United Dominion's 1999 Restricted Stock Awards Plan authorizes the granting of restricted stock awards to employees, officers and directors of United Dominion. The shares of common stock vest ratably over a three year period. Deferred compensation expense is recorded over the vesting period and is based upon the value of the common stock on the date of issuance. A total of 46,000 shares of restricted stock have been issued under the Restricted Stock Awards Plan as of December 31, 1999.

Purchase Rights On January 27, 1998, the Board of Directors authorized a Shareholders Rights Plan (the "Rights Plan") which will become exercisable only if a person or group (the "Acquiring Person") acquires or announces a tender offer for more than 15% of the outstanding common stock of United Dominion. Upon exercise, United Dominion may issue one share of common stock in exchange for each right. Each right will entitle the holder to purchase for $45 one thousandth of a share of Series C Preferred stock or, at the option of United Dominion, common stock of United Dominion having a value of $90.

8.  COMMITMENTS AND CONTINGENCIES

Land and Other Leases
---------------------

United Dominion is party to several ground leases relating to operating communities. In addition, United Dominion is party to various other operating leases related to the operation of its corporate and regional offices. Future minimum lease payments for noncancelable land and other leases at December 31, 1999 are as follows (dollars in thousands):

          2000                                              $ 2,177
          2001                                                1,800
          2002                                                1,746
          2003                                                1,566
          2004                                                1,444
          Thereafter                                         26,631
                                                            -------
             Total                                          $35,364
                                                            =======

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

United Dominion incurred $2.8 million, $1.6 million and $1.2 million, respectively, of rent expense for the years ended December 31, 1999, 1998 and 1997.

Contingencies
-------------

United Dominion is party to various legal actions which are incidental to its business. Management believes that these actions will not have a material adverse affect on the consolidated balance sheets and statements of operation.

Commitments
-----------

United Dominion is committed to completing its real estate currently under development which has an estimated cost to complete of $59.0 million at December 31, 1999.

9.   ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION

On March 27, 1998, United Dominion completed the acquisition of ASR Investments Corporation in a statutory merger (the "ASR Merger"). In connection with the ASR Merger, United Dominion acquired 39 communities with 7,550 apartment homes.
Each share of ASR's common stock was exchanged for 1.575 shares of United Dominion's common stock. The acquisition was structured as a tax-free transaction and was treated as a purchase for accounting purposes. In connection with the acquisition, United Dominion acquired primarily real estate assets totaling $313.7 million. Consideration given by United Dominion included 7,742,839 shares of United Dominion's common stock valued at $14 per share for an aggregate equity value of $108.4 million plus the issuance of 1,529,990 Units in the ASR Operating Partnership valued at $21.4 million. In addition, United Dominion assumed, at fair value, mortgage debt totaling $179.4 million and other liabilities of $13.6 million.

On December 7, 1998, United Dominion completed the acquisition of American Apartment Communities II ("AAC") in a statutory merger (the "AAC Merger"). In connection with the acquisition of AAC, United Dominion acquired 53 communities with 14,001 apartment homes. The AAC Merger was structured as a tax-free merger and exchange of partnership units and was treated as a purchase for accounting purposes. In connection with the AAC Merger, United Dominion acquired primarily real estate assets totaling $766.9 million. The aggregate purchase price consisted of the following: (i) 8,000,000 shares of United Dominion's 7.5% Series D Convertible Preferred Stock ($25 liquidation preference value) which is convertible into United Dominion's Common Stock at $16.25 per share with a fair market value of $175 million, (ii) the issuance of 5,614,035 units of limited partnership interest in the Partnership with an aggregate fair market value of $67.4 million, (iii) the assumption of $457.7 million of secured notes payable at fair market value, (iv) the assumption of liabilities and minority interest aggregating $27.8 million and (v) $59.8 million of cash.

Information concerning unaudited pro forma results of operations of United Dominion for the years ended December 31, 1998 and 1997 are set forth below. For 1998, such pro forma information assumes the following transactions occurred on January 1, 1998: (i) the acquisition of ASR, (ii) the acquisition of AAC and
(iii) the acquisition of 13 communities with 4,318 apartment homes for an aggregate purchase price of $144 million. For 1997, in addition to the acquisitions previously described, such pro forma information assumes the following transactions occurred on January 1, 1997: (i) the acquisition by United Dominion of 17 communities with 5,659 apartment homes at a total cost of $219 million and (ii) the acquisition by ASR of 22 communities with 4,208 apartment homes at total cost of $176 million.

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

In addition to the ASR Merger and the AAC Merger, all of the acquisitions described have been accounted for as purchases of real estate and operating results for those communities are reflected in the accompanying consolidated financial statements from their respective dates of acquisition.


                                                        Pro Forma
                                                        Year Ended
                                                       December 31,
                                                   -------------------
In thousands, except per share amounts               1998       1997
--------------------------------------             --------   --------
(Unaudited)

Rental income                                      $597,460   $566,681
Net income available to common shareholders
 before extraordinary item                           43,218     37,468
Net income available to common shareholders          43,080     37,418
Net income per common share before
  extraordinary item - basic and diluted           $    .41   $    .39
Net income per common share -
   basic and diluted                                    .41        .39

The unaudited information is not necessarily indicative of what United Dominion's consolidated results of operations would have been if the acquisitions had occurred at the beginning of each period presented. Additionally, the pro forma information does not purport to be indicative of United Dominion's results of operations for future periods.

10.  INDUSTRY SEGMENTS

United Dominion adopted Financial Accounting Standards Board ("FASB") Statement No. 131, Disclosure about Segments of an Enterprise and Related Information" ("Statement 131") in the fourth quarter of 1998. Statement 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." Statement 131 establishes standards for the way public business enterprises report information regarding reportable operating segments. The adoption of Statement 131 did not affect the results of operations or financial position of United Dominion.

United Dominion owns and operates multifamily apartment communities throughout the United States which generated rental and other property related income through the leasing of apartment units to a diverse base of tenants. United Dominion separately evaluates the performance of each of its apartment communities. However, because each of the apartment communities have similar economic characteristics, facilities, services and tenants, the apartment communities have been aggregated into a single apartment communities segment. All segment disclosure are included in or can be derived from United Dominion's consolidated financial statements.

All revenues are from external customers and no revenues are generated from transactions with other segments. There are no tenants which contributed 10% or more of United Dominion's total revenues during 1999, 1998 or 1997.

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999


11.  UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA

Summarized consolidated quarterly financial data for the year ended December 31, 1999 is as follows (dollars in thousands, except per share amounts):

                                                             Three Months Ended
                                            -----------------------------------------------------
                                            March 31   June 30 (a)  September 30  December 31 (b)
                                            ---------  -----------  ------------  ---------------
Rental income                                $153,791    $154,430       $155,523        $155,005
Income before gains on sales
     of investments, minority  interests
     and extraordinary item                    20,941      11,389         20,521           7,528
Gains on the sales of investments                 191      32,214             48           5,542
Net income                                     20,082      40,800         19,876          12,864
Distributions to preferred shareholders         9,439       9,440          9,441           9,394
Net income  available to
     common shareholders                       10,643      31,360         10,435           3,470

Earnings per common share:
Basic                                        $    .10    $    .30       $    .10        $    .03
Diluted                                      $    .10    $    .30       $    .10        $    .03

Weighted average number of common shares
    outstanding-basic                         103,932     104,324        103,439         102,735
Weighted average number of common shares
    outstanding-diluted                       103,935     104,338        103,490         102,807

(a) The second quarter of 1999 includes $32.2 million of gains on the sales of investments and a $7.1 million impairment loss on real estate and investments.
(b) The fourth quarter of 1999 includes $ 5.5 million of gains on the sales of investments and a $12.2 million impairment loss on real estate and investments.
________________________________________________________________________________
Summarized consolidated quarterly financial data for the year ended December 31, 1998 is as follows (dollars in thousands, except per share information):

                                                                  Three Months Ended
                                              ----------------------------------------------------------
                                              March 31(a)    June 30   September 30  December 31(a), (b)
                                              ------------  ---------  ------------  -------------------
Rental income                                  $104,249      $118,176      $123,475            $132,818
Income before gains (losses) on sales
     of investments, minority interests
     and extraordinary item                      17,578        15,387        13,872                 502
Gains (losses) on the sales of investments         (260)       20,721            13               6,198
Net income                                       17,183        35,005        13,807               6,337
Distributions to preferred shareholders           5,650         5,653         5,650               6,640
Net income (loss) available to
     common shareholders                         11,533        29,352         8,157                (303)

Earnings per common share:
Basic                                          $    .13      $    .29      $    .08            $   (.00)
Diluted                                        $    .13      $    .29      $    .08            $   (.00)

Weighted average number of common shares
    outstanding-basic                            90,867       101,562       103,104             103,467
Weighted average number of common shares
    outstanding-diluted                          90,985       102,358       103,145             103,476

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

(a) United Dominion completed the acquisition of ASR Investments Corporation on March 27, 1998 and the acquisition of American Apartment Communities II on December 7, 1998.
(b) The fourth quarter of 1998 includes a $15.6 million charge associated with the termination of an interest rate risk management agreement.

SCHEDULE III.
Summary of Real Estate Owned

                                                                                                                     Cost of
                                                                                                                   Improvements
                                                                    Intitial Costs                 Total           Capitalized
                                                              ------------------------------
                                                                 Land and     Buildings           Initial           Subsequent
                                                                   Land          and            Acquisition       to Acquisition
                                             Encumbrances (j)  Improvements   Improvements         Cost (i)     (Net of Disposals)
                                           ------------------ ------------------------------  ----------------  -------------------
          Apartments:
          Real estate held for investment
          Dallas, Texas
          Preston Oaks                            b           $  1,783,626    $  6,416,374      $  8,200,000       $   530,121
          Preston Trace                           c              2,195,500       8,304,500        10,500,000           552,953
          Rock Creek                              c              4,076,680      15,823,320        19,900,000         3,573,377
          Windridge                               b              3,414,311      14,027,310        17,441,621         2,266,191
          Autumnwood                              c              2,412,180       8,687,820        11,100,000           762,036
          Cobblestone                             c              2,925,372      10,527,738        13,453,110         1,681,620
          Pavillion                               b              4,428,258      19,032,881        23,461,139         1,184,901
          Oak Park                                               3,966,129      22,227,701        26,193,830          (697,245)
          Catalina                                b              1,543,321       5,631,679         7,175,000           456,151
          Wimbledon Court                         c              1,809,183      10,930,306        12,739,489         1,745,504
          Southern Oaks                                          1,565,000       5,335,000         6,900,000           542,005
          Hunters Ridge                                          1,613,000       5,837,000         7,450,000           573,789
          Lakeridge                               c              1,631,350       5,668,650         7,299,999           715,626
          Summergate                              c              1,171,300       3,928,700         5,100,000           595,043
          Oak Forest                                             5,630,740      23,293,922        28,924,662         9,817,808
          The Oaks of Lewisville                                 3,726,795      13,563,181        17,289,976         3,119,859
          Kelly Crossing                                         2,496,701       9,156,355        11,653,056         1,127,200
          Parc Plaza                                             1,683,531       5,279,123         6,962,654           990,898
          Summit Ridge                        4,872,444          1,725,508       6,308,032         8,033,540         1,246,411
          Greenwood Creek                     4,774,835          1,958,378       8,551,018        10,509,396           935,853
          Highlands of Preston                4,580,372          2,151,056       8,167,630        10,318,686         1,303,422
          Derby Park                          7,239,436          3,121,153      11,764,974        14,886,127           542,940
          Aspen Court                         1,912,063            776,587       4,944,947         5,721,534           684,781
          The Summit                          5,278,406          1,932,195       9,041,301        10,973,496         1,005,111
          Springfield                         5,206,080          3,074,511       6,823,120         9,897,631           846,362

          Orlando, Florida
          Fisherman's Village                                    2,387,368       7,458,897         9,846,265         2,795,562
          Seabrook                                               1,845,853       4,155,275         6,001,128         2,581,715
          Dover Village                                          2,894,702       6,456,100         9,350,802         3,196,819
          Lakeside North                     12,440,000          1,532,700      11,076,062        12,608,762         3,296,687
          Regatta Shores                                           757,008       6,607,367         7,364,375         2,386,927
          Alafaya Woods                           d              1,653,000       9,042,256        10,695,256         1,787,491
          Vinyards                            8,940,000          1,840,230      11,571,625        13,411,855         2,525,212
          Andover Place                      13,485,000          3,692,187       7,756,919        11,449,106         2,757,718
          Los Altos                               d              2,803,805      12,348,464        15,152,270         2,286,065
          Lotus Landing                                          2,184,723       8,638,664        10,823,387         1,675,727
          Seville on the Green                                   1,282,616       6,498,062         7,780,678         1,678,320
          Arbors at Lee Vista                     d              3,975,679      16,920,454        20,896,133         1,449,777
          Heron Lake                          6,432,533          1,446,553       9,287,878        10,734,431           792,740

                                                    Gross amount at Which
                                                  Carried at Close of Period           Total
                                             -------------------------------------
                                                Land and        Buildings             Carrying
                                                  Land             and                 Value        Accumulated          Date of
                                               Improvements    Improvements (h)         (a)         Depreciation      Construction
                                             -------------------------------------  ------------  ----------------  ----------------
          Apartments:
          Real estate held for investment
          Dallas, Texas
          Preston Oaks                          $ 1,895,879     $  6,834,242        $  8,730,121     $   779,301           1980
          Preston Trace                           2,333,010        8,719,943          11,052,953         963,573           1984
          Rock Creek                              4,473,445       18,999,932          23,473,377       2,105,346           1979
          Windridge                               3,996,322       15,711,490          19,707,812       1,905,987           1980
          Autumnwood                              2,640,715        9,221,321          11,862,036       1,102,885           1984
          Cobblestone                             3,089,857       12,044,873          15,134,730       1,385,007           1984
          Pavillion                               4,615,450       20,030,590 *        24,646,040       2,329,082           1979
          Oak Park                                4,780,229       20,716,355          25,496,585       2,456,430        1982, 1998
          Catalina                                1,645,302        5,985,849           7,631,151         711,272           1982
          Wimbledon Court                         2,789,704       11,695,289          14,484,993       1,201,246           1983
          Southern Oaks                           1,600,188        5,841,816           7,442,005         731,015           1982
          Hunters Ridge                           1,794,234        6,229,555           8,023,789         780,972           1992
          Lakeridge                               1,768,334        6,247,292           8,015,625         773,038           1984
          Summergate                              1,379,968        4,315,075           5,695,043         518,945           1984
          Oak Forest                              6,309,302       32,433,168          38,742,470       2,545,941        1996, 1998
          The Oaks of Lewisville                  4,480,658       15,929,177          20,409,835       1,974,317           1983
          Kelly Crossing                          2,814,883        9,965,373          12,780,256       1,037,252           1984
          Parc Plaza                              1,839,226        6,114,326           7,953,552         649,206           1986
          Summit Ridge                            2,159,446        7,120,505           9,279,952         662,931           1983
          Greenwood Creek                         2,075,518        9,369,732          11,445,249         663,904           1984
          Highlands of Preston                    2,303,384        9,318,724          11,622,108         667,857           1985
          Derby Park                              3,499,222       11,929,844          15,429,067         998,474           1984
          Aspen Court                             1,041,896        5,364,419           6,406,315         386,395           1986
          The Summit                              2,298,403        9,680,204          11,978,607         689,536           1983
          Springfield                             3,259,924        7,484,069          10,743,993         568,301           1985

          Orlando, Florida
          Fisherman's Village                     3,071,962        9,569,866          12,641,828       1,922,285           1984
          Seabrook                                2,227,419        6,355,424           8,582,842       1,456,920           1984
          Dover Village                           3,355,114        9,192,507          12,547,621       2,860,515           1981
          Lakeside North                          2,213,892       13,691,557          15,905,449       3,201,570           1984
          Regatta Shores                          1,496,916        8,254,386           9,751,302       2,244,224           1988
          Alafaya Woods                           2,096,368       10,386,379          12,482,747       2,368,946          1988/90
          Vinyards                                2,361,248       13,575,819          15,937,067       3,062,340          1984/86
          Andover Place                           4,441,272        9,765,552          14,206,824       1,985,387           1988
          Los Altos                               3,293,459       14,144,876          17,438,335       1,867,618           1990
          Lotus Landing                           2,374,503       10,124,611          12,499,114         944,301           1985
          Seville on the Green                    1,433,223        8,025,775           9,458,998         749,337           1986
          Arbors at Lee Vista                     4,360,580       17,985,330          22,345,910       1,375,080           1991
          Heron Lake                              1,578,534        9,948,637          11,527,171         626,684           1989

                                                             Depreciable
                                                              Life of
                                                 Date         Building
                                               Acquired       Component
                                             ------------  ---------------
          Apartments:
          Real estate held for investment
          Dallas, Texas
          Preston Oaks                         12/31/96        35 yrs.
          Preston Trace                        12/31/96        35 yrs.
          Rock Creek                           12/31/96        35 yrs.
          Windridge                            12/31/96        35 yrs.
          Autumnwood                           12/31/96        35 yrs.
          Cobblestone                          12/31/96        35 yrs.
          Pavillion                            12/31/96        35 yrs.
          Oak Park                             12/31/96        35 yrs.
          Catalina                             12/31/96        35 yrs.
          Wimbledon Court                      12/31/96        35 yrs.
          Southern Oaks                        12/31/96        35 yrs.
          Hunters Ridge                        12/31/96        35 yrs.
          Lakeridge                            12/31/96        35 yrs.
          Summergate                           12/31/96        35 yrs.
          Oak Forest                           12/31/96        35 yrs.
          The Oaks of Lewisville               03/27/97        35 yrs.
          Kelly Crossing                       06/18/97        35 yrs.
          Parc Plaza                           10/30/97        35 yrs.
          Summit Ridge                         03/27/98        35 yrs.
          Greenwood Creek                      03/27/98        35 yrs.
          Highlands of Preston                 03/27/98        35 yrs.
          Derby Park                           03/27/98        35 yrs.
          Aspen Court                          03/27/98        35 yrs.
          The Summit                           03/27/98        35 yrs.
          Springfield                          03/27/98        35 yrs.


          Orlando, Florida
          Fisherman's Village                  12/29/95        35 yrs.
          Seabrook                             02/20/96        35 yrs.
          Dover Village                        3/31/93         35 yrs.
          Lakeside North                       04/14/94        35 yrs.
          Regatta Shores                       06/30/94        35 yrs.
          Alafaya Woods                        10/21/94        35 yrs.
          Vinyards                             10/31/94        35 yrs.
          Andover Place                   19/29/95 & 09/30/9   35 yrs.
          Los Altos                            10/31/96        35 yrs.
          Lotus Landing                        07/01/97        35 yrs.
          Seville on the Green                 10/21/97        35 yrs.
          Arbors at Lee Vista                  12/31/97        35 yrs.
          Heron Lake                           03/27/98        35 yrs.

                                                                                                                     Cost of
                                                                                                                   Improvements
                                                                    Intitial Costs                 Total           Capitalized
                                                             -------------------------------
                                                                 Land and     Buildings           Initial           Subsequent
                                                                   Land          and            Acquisition       to Acquisition
                                           Encumbrances (j)    Improvements   Improvements       Cost (i)       (Net of Disposals)
                                           ----------------  -------------------------------  ----------------  -------------------
          Raleigh, North Carolina
          Dominion on Spring Forest                              1,257,500       8,586,255         9,843,755         2,850,723
          Dominion Park Green                                      500,000       4,321,872         4,821,872         1,244,921
          Dominion on Lake Lynn                                  1,723,363       5,303,760         7,027,123         2,197,691
          Dominion Courtney Place                                1,114,600       5,119,259         6,233,859         2,678,260
          Dominion Walnut Ridge                                  1,791,215      11,968,852        13,760,067         2,020,629
          Dominion Walnut Creek                                  3,170,290      21,717,407        24,887,697         2,841,165
          Dominion Ramsgate                                        907,605       6,819,154         7,726,759           681,882
          Harbour Pointe                                         1,898,740       7,101,260         9,000,000           137,506
          Copper Mill                                            1,548,280      16,066,720        17,615,000           805,675
          Trinity Park                       15,202,148          4,579,648      17,575,712        22,155,360           806,193

          Charlotte, North Carolina
          The Highlands                                            321,400       2,830,346         3,151,746         2,453,267
          Emerald Bay                                              626,070       4,722,862         5,348,932         2,624,018
          Dominion Peppertree                                    1,546,267       7,699,221         9,245,488         1,428,272
          Dominion Crown Point                                   1,115,261       8,648,865         9,764,126         1,517,372
          Dominion Harris Pond                                     886,788       6,728,097         7,614,885         1,173,119
          Dominion Mallard Creek (A)          5,286,892            698,860       6,488,061         7,186,921           563,074
          Chateau Village                                        1,046,610       6,979,555         8,026,164         2,010,495
          Dominion at Sharon                                       667,368       4,856,103         5,523,471           937,996
          Providence Court                                               0      22,047,803        22,047,803         9,190,662
          Stoney Pointe                      12,363,127          1,499,650      15,855,610        17,355,260         1,005,466

          Richmond, Virginia
          Dominion Olde West                                     1,965,097      12,203,965        14,169,062         3,642,140
          Dominion Laurel Springs                                  464,480       3,119,716         3,584,196         1,096,684
          Dominion English Hills                  d              1,979,174      11,524,313        13,503,487         5,235,888
          Dominion Gayton Crossing            2,916,860            825,760       5,147,968         5,973,728         6,305,074
          Dominion West End                       d              2,059,252      15,049,088        17,108,340         2,480,461
          Courthouse Green                        d                732,050       4,702,353         5,434,403         3,035,353
          Waterside at Ironbridge                                1,843,819      13,238,590        15,082,409           514,371
          Corporate Headquarters                                   245,332               0           245,332         2,646,644

          Houston, Texas
          Woodtrail                               b              1,543,000       5,457,000         7,000,000         1,968,873
          Park Trails                             b              1,144,750       4,105,250         5,250,000           504,830
          Green Oaks                                             5,313,920      19,626,181        24,940,101         2,104,673
          Sky Hawk                                               2,297,741       7,157,965         9,455,706         1,777,515
          South Grand at Pecan Grove        10,611,128           4,058,090      14,755,809        18,813,899         3,239,221
          Breakers                                               1,527,467       5,297,930         6,825,397         1,755,182
          Braesridge                         9,311,384           3,048,212      10,961,749        14,009,961         1,520,863
          Skylar Pointe                      8,450,023           3,604,483      11,592,432        15,196,915         3,174,814
          Stone Canyon                                             899,515                           899,515         9,422,885
          Chelsea Park                       3,279,625           1,991,478       5,787,626         7,779,104         1,083,347
          Country Club Place                 3,402,110             498,632       6,520,172         7,018,804           708,680
          Arbor Ridge                        3,565,032           1,688,948       6,684,229         8,373,177            45,141
          London Park                        4,249,085           2,018,478       6,667,450         8,685,928         1,241,833
          Legends at Park 10                                     1,995,011                         1,995,011        11,616,704
          Towne Lake                                             1,333,958       5,308,884         6,642,842           939,739

                                                    Gross amount at Which
                                                  Carried at Close of Period           Total
                                             -------------------------------------
                                                Land and        Buildings             Carrying
                                                  Land             and                 Value        Accumulated          Date of
                                               Improvements    Improvements (h)         (a)         Depreciation      Construction
                                             -------------------------------------  ------------  ----------------  ----------------
          Raleigh, North Carolina
          Dominion on Spring Forest              1,590,092        11,104,386         12,694,478        4,289,327         1978/81
          Dominion Park Green                      683,491         5,383,303          6,066,793        1,937,129           1987
          Dominion on Lake Lynn                  2,222,832         7,001,982          9,224,814        2,161,888           1986
          Dominion Courtney Place                1,397,012         7,515,107          8,912,119        1,911,643         1979/81
          Dominion Walnut Ridge                  2,187,221        13,593,476         15,780,696        3,046,721         1982/84
          Dominion Walnut Creek                  3,682,948        24,045,913         27,728,862        5,058,480         1985/86
          Dominion Ramsgate                      1,005,603         7,403,039          8,408,641          961,558           1988
          Harbour Pointe                         1,898,796         7,238,710          9,137,506          779,826           1984
          Copper Mill                            1,755,353        16,665,321         18,420,675        1,822,899           1997
          Trinity Park                           4,696,853        18,264,700         22,961,553        1,924,742           1987

          Charlotte, North Carolina
          The Highlands                            648,291         4,956,722          5,605,013        3,135,715           1970
          Emerald Bay                            1,179,772         6,793,179          7,972,950        3,442,007           1972
          Dominion Peppertree                    1,840,457         8,833,304         10,673,760        2,304,375           1987
          Dominion Crown Point                   1,585,606         9,695,892         11,281,498        2,124,705           1987
          Dominion Harris Pond                   1,213,702         7,574,302          8,788,004        1,608,800           1987
          Dominion Mallard Creek (A)               776,615         6,973,380          7,749,995        1,409,891           1989
          Chateau Village                        1,407,249         8,629,411         10,036,660        1,338,797           1974
          Dominion at Sharon                       897,820         5,563,648          6,461,467          775,591           1984
          Providence Court                       7,403,009        23,835,456         31,238,465        2,445,314           1997
          Stoney Pointe                          1,733,721        16,627,005         18,360,726        1,845,083           1991

          Richmond, Virginia
          Dominion Olde West                     2,409,869        15,401,333         17,811,202        7,030,866   1978/82/84/85/87
          Dominion Laurel Springs                  629,481         4,051,398          4,680,880        1,553,130           1972
          Dominion English Hills                 2,791,907        15,947,467         18,739,374        5,887,304         1969/76
          Dominion Gayton Crossing               1,154,343        11,124,459         12,278,802        2,704,162           1973
          Dominion West End                      2,635,873        16,952,927         19,588,801        2,734,344           1989
          Courthouse Green                       1,074,475         7,395,280          8,469,756        3,718,955         1974/78
          Waterside at Ironbridge                1,966,099        13,630,681         15,596,780        1,142,817           1987
          Corporate Headquarters                   245,352         2,646,624          2,891,976                0           1999

          Houston, Texas
          Woodtrail                              1,720,755         7,248,118          8,968,873        1,042,304           1978
          Park Trails                            1,157,500         4,597,329          5,754,830          572,312           1983
          Green Oaks                             5,736,323        21,308,451         27,044,774        2,159,879           1985
          Sky Hawk                               2,694,055         8,539,166         11,233,221          968,055           1984
          South Grand at Pecan Grove             4,426,643        17,626,476         22,053,120        1,547,219           1985
          Breakers                               1,854,904         6,725,675          8,580,579          676,510           1985
          Braesridge                             3,315,626        12,215,199         15,530,824        1,141,337           1982
          Skylar Pointe                          3,658,701        14,713,028         18,371,729        1,375,015           1979
          Stone Canyon                             899,515         9,422,886         10,322,400            2,464           1998
          Chelsea Park                           2,282,748         6,579,703          8,862,451          480,958           1983
          Country Club Place                       638,395         7,089,089          7,727,484          441,084           1985
          Arbor Ridge                            2,026,944         6,391,374          8,418,318          445,042           1983
          London Park                            2,265,686         7,662,075          9,927,761          557,356           1983
          Legends at Park 10                     1,995,011        11,616,704         13,611,715               73           1998
          Towne Lake                             1,556,275         6,026,306          7,582,581          465,410           1984
                                                             Depreciable
                                                              Life of
                                                 Date         Building
                                               Acquired       Component
                                             ------------  ---------------
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



          Richmond, Virginia
          Dominion Olde West                2/31/84 & 08/27/9    35 yrs.
          Dominion Laurel Springs              09/06/91          35 yrs.
          Dominion English Hills               12/06/91          35 yrs.
          Dominion Gayton Crossing             09/28/95          35 yrs.
          Dominion West End                    12/28/95          35 yrs.
          Courthouse Green                     12/31/84          35 yrs.
          Waterside at Ironbridge              09/30/97          35 yrs.
          Corporate Headquarters               11/30/99          35 yrs.



          Houston, Texas
          Woodtrail                            12/31/96          35 yrs.
          Park Trails                          12/31/96          35 yrs.
          Green Oaks                           06/25/97          35 yrs.
          Sky Hawk                             05/08/97          35 yrs.
          South Grand at Pecan Grove           09/26/97          35 yrs.
          Breakers                             09/26/97          35 yrs.
          Braesridge                           09/26/97          35 yrs.
          Skylar Pointe                        11/20/97          35 yrs.
          Stone Canyon                         12/17/97          35 yrs.
          Chelsea Park                         03/27/98          35 yrs.
          Country Club Place                   03/27/98          35 yrs.
          Arbor Ridge                          03/27/98          35 yrs.
          London Park                          03/27/98          35 yrs.
          Legends at Park 10                   05/19/98          35 yrs.
          Towne Lake                           03/27/98          35 yrs.

                 SCHEDULE III.
                 Summary of Real Estate Owned                                                                   Cost of
                                                                                                              Improvements
                                                                   Initial Costs                Total          Capitalized
                                                         ----------------------------------
                                                            Land and        Buildings          Initial          Subsequent
                                                              Land             and            Acquisition      to Acquisition
                                       Encumbrances (j)    Improvements    Improvements        Cost (i)      (Net of Disposals)
                                       ----------------  ----------------------------------   ------------   ------------------
          Columbia, South Carolina
          Gable Hill                                         824,847        5,307,194          6,132,041        1,292,961
          St. Andrews Commons                              1,428,826        9,371,378         10,800,204        1,496,945
          Forestbrook                       5,000,000        395,516        2,902,040          3,297,556        1,760,192
          Crossroads                                       2,074,800       13,760,014         15,834,814        3,138,140
          The Park                                         1,004,072        5,558,436          6,562,508        2,005,764
          St. Andrews                                        976,192        6,884,502          7,860,694        1,018,436
          Waterford                                          957,980        6,947,939          7,905,919        1,268,293
          Hampton Greene                                   1,363,046       10,118,453         11,481,499        1,286,690
          Rivergate                                        1,122,500       12,055,625         13,178,125        1,011,673

          Tampa, Florida
          Bay Cove                                         2,928,847        6,578,257          9,507,104        2,572,662
          Summit West                                      2,176,500        4,709,970          6,886,470        2,077,805
          Pinebrook                                        1,780,375        2,458,172          4,238,547        2,843,856
          Village at Old Tampa Bay                         1,750,320       10,756,337         12,506,657        2,067,928
          Lakewood Place                     d             1,395,051       10,647,377         12,042,428        1,095,116
          Hunters Ridge                      d             2,461,548       10,942,434         13,403,982        1,289,708
          Bay Meadow                        7,712,608      2,892,526        9,253,525         12,146,051        2,371,645
          Cambridge                                        1,790,804        7,166,329          8,957,133        1,279,383
          Orange Oaks                                      1,361,553        6,541,980          7,903,533        1,099,158
          Parker's Landing                 31,853,507     10,178,355       37,868,669         48,047,024          548,529
          Sugar Mill Creek                   e             2,241,880        7,552,520          9,794,400          254,142

          Greensboro, North Carolina
          Beechwood                                        1,409,377        6,086,677          7,496,054          861,802
          Steeplechase                                     3,208,108       11,513,978         14,722,086       12,058,659
          Northwinds                                       1,557,654       11,735,787         13,293,441          867,710
          Lake Brandt                                      1,546,950       13,489,466         15,036,416          678,417
          Deep River Pointe                                1,670,648       11,140,329         12,810,977          349,371

          Eastern North Carolina
          Colony Village                                     346,330        3,036,956          3,383,286        1,816,132
          Brynn Marr                                         432,974        3,821,508          4,254,482        2,496,077
          Liberty Crossing                                   840,000        3,873,139          4,713,139        2,640,985
          Bramblewood                                        401,538        3,150,912          3,552,450        1,376,822
          Cape Harbor                                      1,891,671       18,113,109         20,004,780          855,424
          Mill Creek                                       1,404,498        4,489,398          5,893,895       13,280,395
          The Creek                                          417,500        2,506,206          2,923,706        1,444,301
          Forest Hills                                     1,028,000        5,420,478          6,448,478        1,767,817
          Clear Run                                          874,830        8,740,602          9,615,432        5,048,129
          Crosswinds                                       1,096,196       18,230,236         19,326,432          866,826

                                         Gross amount at Which
                                     Carried at Close of Period                Total
                                     ------------------------------------
                                        Land and            Buildings         Carrying
                                         Land                 and              Value         Accumulated     Date of       Date
                                      Improvements        Improvements (h)      (a)         Depreciation   Constuction    Acquired
                                     ------------------------------------     --------      ------------   -----------    --------
         Columbia, South Carolina
         Gable Hill                    1,184,326           6,240,676          7,425,002       2,403,028         1985      12/04/89
         St. Andrews Commons           1,818,494          10,478,655         12,297,149       2,859,026         1986      05/20/93
         Forestbrook                     627,056           4,430,693          5,057,748       1,500,317         1974      07/01/93
         Crossroads                    2,605,133          16,367,821         18,972,954       3,609,947      1977/84      07/01/94
         The Park                      1,468,684           7,099,588          8,568,272       1,648,616      1975/77      07/01/94
         St. Andrews                   1,196,944           7,682,186          8,879,130       1,691,243         1972      07/01/94
         Waterford                     1,231,182           7,943,030          9,174,212       1,828,235         1985      07/01/94
         Hampton Greene                1,866,086          10,902,104         12,768,189       2,278,167         1990      08/19/94
         Rivergate                     1,406,365          12,783,433         14,189,798       1,671,166         1989      08/15/96

         Tampa, Florida
         Bay Cove                      3,264,201           8,815,565         12,079,766       2,826,433         1972      12/16/92
         Summit West                   2,446,995           6,517,280          8,964,275       2,133,335         1972      12/16/92
         Pinebrook                     2,039,000           5,043,403          7,082,403       1,830,553         1977      09/28/93
         Village at Old Tampa Bay      2,120,323          12,454,262         14,574,585       3,152,798         1986      12/08/93
         Lakewood Place                1,586,517          11,551,027         13,137,544       2,561,131         1986      03/10/94
         Hunters Ridge                 2,933,433          11,760,257         14,693,690       2,239,009         1992      06/30/95
         Bay Meadow                    3,421,576          11,096,120         14,517,695       1,436,787         1985      12/09/96
         Cambridge                     2,064,074           8,172,442         10,236,516         875,195         1985      06/06/97
         Orange Oaks                   1,534,286           7,468,405          9,002,691         771,467         1986      07/01/97
         Parker's Landing              9,193,535          39,402,018         48,595,553       1,412,617         1991      12/07/98
         Sugar Mill Creek              2,375,839           7,672,703         10,048,542         310,961         1988      12/07/98

         Greensboro, North Carolina
         Beechwood                     1,599,720           6,758,136          8,357,856       1,710,041         1985      12/22/93
         Steeplechase                  3,748,136          23,032,609         26,780,745       2,528,179      1990/97      03/07/96
         Northwinds                    1,738,394          12,422,758         14,161,151       1,624,782      1989/97      08/15/96
         Lake Brandt                   1,771,863          13,942,970         15,714,833       1,750,446         1995      08/15/96
         Deep River Pointe             1,783,557          11,376,791         13,160,348       1,012,011         1997      10/01/97

         Eastern North Carolina
         Colony Village                  552,767           4,646,651          5,199,418       2,579,772      1972/74      12/31/84
         Brynn Marr                      734,114           6,016,445          6,750,559       3,016,012      1973/77      12/31/84
         Liberty Crossing              1,400,915           5,953,209          7,354,124       2,803,360      1972/74      11/30/90
         Bramblewood                     551,414           4,377,858          4,929,272       2,450,853      1980/82      12/31/84
         Cape Harbor                   2,222,269          18,637,936         20,860,205       2,393,894         1996      08/15/96
         Mill Creek                    1,889,337          17,284,953         19,174,291       1,974,152      1986/98      09/30/91
         The Creek                       488,728           3,879,279          4,368,007       1,442,161         1973      06/30/92
         Forest Hills                  1,201,540           7,014,755          8,216,295       2,094,062      1964/69      06/30/92
         Clear Run                     1,234,266          13,429,295         14,663,561       2,564,093      1987/89      07/22/94
         Crosswinds                    1,191,487          19,001,771         20,193,258       2,102,685         1990      02/28/97

                                        Depreciable
                                         Life of
                                         Building
                                        Component
                                        ----------
         Columbia, South Carolina
         Gable Hill                      35 yrs.
         St. Andrews Commons             35 yrs.
         Forestbrook                     35 yrs.
         Crossroads                      35 yrs.
         The Park                        35 yrs.
         St. Andrews                     35 yrs.
         Waterford                       35 yrs.
         Hampton Greene                  35 yrs.
         Rivergate                       35 yrs.

         Tampa, Florida
         Bay Cove                        35 yrs.
         Summit West                     35 yrs.
         Pinebrook                       35 yrs.
         Village at Old Tampa Bay        35 yrs.
         Lakewood Place                  35 yrs.
         Hunters Ridge                   35 yrs.
         Bay Meadow                      35 yrs.
         Cambridge                       35 yrs.
         Orange Oaks                     35 yrs.
         Parker's Landing                35 yrs.
         Sugar Mill Creek                35 yrs.

         Greensboro, North Carolina
         Beechwood                       35 yrs.
         Steeplechase                    35 yrs.
         Northwinds                      35 yrs.
         Lake Brandt                     35 yrs.
         Deep River Pointe               35 yrs.

         Eastern North Carolina
         Colony Village                  35 yrs.
         Brynn Marr                      35 yrs.
         Liberty Crossing                35 yrs.
         Bramblewood                     35 yrs.
         Cape Harbor                     35 yrs.
         Mill Creek                      35 yrs.
         The Creek                       35 yrs.
         Forest Hills                    35 yrs.
         Clear Run                       35 yrs.
         Crosswinds                      35 yrs.

                 SCHEDULE III.
                 Summary of Real Estate Owned                                                                    Cost of
                                                                                                               Improvements
                                                                   Initial Costs                Total          Capitalized
                                                         ----------------------------------
                                                            Land and        Buildings          Initial          Subsequent
                                                              Land             and            Acquisition      to Acquisition
                                       Encumbrances (j)    Improvements    Improvements        Cost (i)      (Net of Disposals)
                                       ----------------  ----------------------------------   ------------   ------------------
        San Antonio, Texas
        Promontory Pointe                                     7,548,219         28,051,781     35,600,000          2,063,598
        Bluffs                                b               1,901,146          6,898,854      8,800,000          1,210,767
        Ashley Oaks                           c               4,590,782         16,809,218     21,400,000            362,650
        Sunflower                                             2,209,000          7,891,000     10,100,000            458,265
        Escalanic                           4,003,444           875,417          6,759,349      7,634,766          1,093,471
        Cimarron City                       3,129,269           487,906          4,534,793      5,022,699            620,157
        Kenton                              7,382,816         2,344,962          8,917,376     11,262,338          1,554,305
        Peppermill                          4,384,853           773,405          6,873,146      7,646,551          1,793,202
        Sunset Canyon                       8,842,261         3,201,039         10,669,680     13,870,720          2,995,004
        Audubon                             4,598,137           771,037          6,123,917      6,894,953          2,095,900
        Grand Cypress                       5,797,136           749,341          8,609,353      9,358,694            926,326
        Inn At Los Patios                                     3,005,300         11,544,700     14,550,000         (1,489,487)

        Nashville, Tennessee
        Legacy Hill                                           1,147,660          5,867,567      7,015,227          2,680,368
        Hickory Run                                           1,468,727         11,583,786     13,052,513          1,311,239
        Dominion Franklin                                     2,117,244                         2,117,244         24,230,126
        Brookridge                                              707,508          5,461,251      6,168,760          1,028,328
        Club at Hickory Hollow                                2,139,774         15,231,201     17,370,975          1,752,625
        Breckenridge                                            766,428          7,713,862      8,480,290            593,407
        Williamsburg                                          1,376,190         10,931,309     12,307,498          1,164,247
        Colonnade                                             1,459,754         16,014,857     17,474,612            206,901

        Baltimore, Maryland
        Gatewater Landing                                     2,078,422          6,084,526      8,162,948          1,102,194
        Dominion Kings Place                4,620,000         1,564,942          7,006,574      8,571,516            755,523
        Dominion at Eden Brook              7,890,000         2,361,167          9,384,171     11,745,339          1,082,388
        Dominion Great Oaks                   d               2,919,481          9,099,691     12,019,172          2,986,389
        Dominion Constant Friendship                            903,122          4,668,956      5,572,078            662,873
        Lakeside Mill                       5,750,000         2,665,869         10,109,175     12,775,044              3,970

        Atlanta, Georgia
        Stanford Village                                        884,500          2,807,839      3,692,339          1,095,571
        Griffin Crossing                                      1,509,633          7,544,018      9,053,651          1,241,934
        Gwinnett Square                       d               1,924,325          7,376,454      9,300,779          1,447,504
        Dunwoody Pointe                     5,686,987         2,763,324          6,902,996      9,666,320          4,286,358
        Riverwood                           5,153,596         2,985,599         11,087,903     14,073,502          3,178,954
        Waterford Place                                       1,579,478         10,302,679     11,882,157            305,079

        Miami/Fort Lauderdale, Florida
        Copperfield                           d               4,424,128         20,428,969     24,853,097          1,623,655
        Mediterranean Village                 d               2,064,788         11,939,113     14,003,901          1,330,323
        Cleary Court                                          2,399,848          7,913,450     10,313,298          1,528,958
        University Club                                       1,390,220          6,992,620      8,382,840          1,467,700
        Polo Chase                                            3,675,276         13,301,853     16,977,129            356,907
        Pembroke Bay                                          4,442,492         16,664,469     21,106,962            404,631

                                         Gross amount at Which
                                     Carried at Close of Period                Total
                                     ------------------------------------
                                        Land and            Buildings         Carrying
                                         Land                 and              Value         Accumulated     Date of       Date
                                      Improvements        Improvements (h)      (a)         Depreciation   Constuction    Acquired
                                     ------------------------------------     --------      ------------   -----------    --------
       San Antonio, Texas
       Promontory Pointe                 7,794,292        29,869,306          37,663,598       3,379,919       1997        12/31/96
       Bluffs                            2,082,390         7,928,377          10,010,767       1,117,979       1978        12/31/96
       Ashley Oaks                       4,658,532        17,104,118          21,762,650       1,811,750       1993        12/31/96
       Sunflower                         2,301,959         8,256,306          10,558,265         968,360       1980        12/31/96
       Escalanic                           911,937         7,816,299           8,728,236         510,746       1986        04/16/98
       Cimarron City                       583,875         5,058,980           5,642,855         328,616       1983        04/16/98
       Kenton                            2,437,944        10,378,699          12,816,643         684,645       1983        04/16/98
       Peppermill                          926,913         8,512,840           9,439,753         570,351       1984        04/16/98
       Sunset Canyon                     3,541,720        13,324,003          16,865,723         970,062       1984        04/16/98
       Audubon                             988,517         8,002,337           8,990,854         617,300       1985        04/16/98
       Grand Cypress                       796,794         9,488,226          10,285,020         605,058       1995        04/16/98
       Inn At Los Patios                 3,005,300        10,055,213          13,060,513         486,610       1990        08/15/98

       Nashville, Tennessee
       Legacy Hill                       1,419,424         8,276,171           9,695,594       1,617,171       1977        11/06/95
       Hickory Run                       1,633,746        12,730,005          14,363,752       2,037,295       1989        12/29/95
       Dominion Franklin                 2,656,545        23,690,825          26,347,370          28,718       1999        12/06/95
       Brookridge                          918,655         6,278,432           7,197,087       1,113,562       1986        03/28/96
       Club at Hickory Hollow            2,668,936        16,454,664          19,123,600       1,954,511       1987        02/21/97
       Breckenridge                        949,676         8,124,020           9,073,697         922,254       1986        03/27/97
       Williamsburg                      1,534,910        11,936,836          13,471,746         957,348       1986        05/20/98
       Colonnade                         1,538,137        16,143,375          17,681,512         621,990       1998        01/07/99

       Baltimore, Maryland
       Gatewater Landing                 2,169,331         7,095,811           9,265,142       2,120,711       1970        12/16/92
       Dominion Kings Place              1,645,423         7,681,617           9,327,039       1,984,785       1983        12/29/92
       Dominion at Eden Brook            2,462,172        10,365,554          12,827,727       2,711,664       1984        12/29/92
       Dominion Great Oaks               3,729,385        11,276,175          15,005,561       2,883,942       1974        07/01/94
       Dominion Constant Friendship      1,043,201         5,191,750           6,234,951         976,261       1990        05/04/95
       Lakeside Mill                     2,665,869        10,113,145          12,779,014         118,442       1989        12/10/99

       Atlanta, Georgia
       Stanford Village                  1,163,216         3,624,694           4,787,910       1,735,119       1985        09/26/89
       Griffin Crossing                  1,681,736         8,613,848          10,295,585       1,957,911    1987/89        06/08/94
       Gwinnett Square                   2,121,447         8,626,836          10,748,283       1,589,468       1985        03/29/95
       Dunwoody Pointe                   3,273,387        10,679,291          13,952,678       2,110,106       1980        10/24/95
       Riverwood                         3,332,343        13,920,113          17,252,456       2,296,664       1980        06/26/96
       Waterford Place                   1,642,321        10,544,915          12,187,236         657,262       1985        04/15/98

       Miami/Fort Lauderdale, Florida
       Copperfield                       4,969,542        21,507,210          26,476,752       3,834,227       1991        09/21/94
       Mediterranean Village             2,268,554        13,065,670          15,334,224       2,564,744       1989        09/30/94
       Cleary Court                      2,631,357         9,210,899          11,842,256       1,832,096    1984/85        11/30/94
       University Club                   1,757,874         8,092,665           9,850,540       1,372,224       1988        09/26/95
       Polo Chase                        3,740,090        13,593,946          17,334,036         528,403       1991        12/07/98
       Pembroke Bay                      4,581,097        16,930,495          21,511,592         178,252       1989        07/26/99

                                          Depreciable
                                            Life of
                                           Building
                                           Component
                                          -----------
       San Antonio, Texas
       Promontory Pointe                    35 yrs.
       Bluffs                               35 yrs.
       Ashley Oaks                          35 yrs.
       Sunflower                            35 yrs.
       Escalanic                            35 yrs.
       Cimarron City                        35 yrs.
       Kenton                               35 yrs.
       Peppermill                           35 yrs.
       Sunset Canyon                        35 yrs.
       Audubon                              35 yrs.
       Grand Cypress                        35 yrs.
       Inn At Los Patios                    35 yrs.


       Nashville, Tennessee
       Legacy Hill                          35 yrs.
       Hickory Run                          35 yrs.
       Dominion Franklin                    35 yrs.
       Brookridge                           35 yrs.
       Club at Hickory Hollow               35 yrs.
       Breckenridge                         35 yrs.
       Williamsburg                         35 yrs.
       Colonnade                            35 yrs.


       Baltimore, Maryland
       Gatewater Landing                    35 yrs.
       Dominion Kings Place                 35 yrs.
       Dominion at Eden Brook               35 yrs.
       Dominion Great Oaks                  35 yrs.
       Dominion Constant Friendship         35 yrs.
       Lakeside Mill                        35 yrs.


       Atlanta, Georgia
       Stanford Village                     35 yrs.
       Griffin Crossing                     35 yrs
       Gwinnett Square                      35 yrs.
       Dunwoody Pointe                      35 yrs.
       Riverwood                            35 yrs.
       Waterford Place                      35 yrs.


       Miami/Fort Lauderdale, Florida
       Copperfield                          35 yrs.
       Mediterranean Village                35 yrs.
       Cleary Court                         35 yrs
       University Club                      35 yrs.
       Polo Chase                           35 yrs.
       Pembroke Bay                         35 yrs.

            SCHEDULE III.
            Summary of Real Estate Owned                                                                             Cost of
                                                                                                                   Improvements
                                                                    Initial Costs                Total             Capitalized
                                                               ----------------------------
                                                                Land and        Buildings       Initial              Subsequent
                                                                 Land              and         Acquisition         to Acquisition
                                            Encumbrances (j)   Improvements    Improvements       Cost (i)       (Net of Disposal)
                                            ----------------   ----------------------------    -------------     -----------------
            Washington, D.C
            Dominion Middle Ridge                         d       3,311,468     13,283,047        16,594,515              912,576
            Dominion Lake Ridge                           d       2,366,061      8,386,439        10,752,500              690,425
            Knolls at Newgate                                     1,725,725      3,530,134         5,255,859            1,524,692

            Hampton Roads, Virginia
            Forest Lakes at Oyster Point                            780,117      8,861,878         9,641,995            1,815,296
            Woodscape                                               798,700      7,209,525         8,008,225            3,239,207
            Eastwind                                                155,000      5,316,738         5,471,738            2,063,900
            Dominion Waterside at Lynnhaven                       1,823,983      4,106,710         5,930,693            1,126,494
            Heather Lake                                            616,800      3,400,672         4,017,472            3,114,571
            Dominion Yorkshire Downs                      d       1,088,887      8,581,771         9,670,658              552,770

            Jacksonville, Florida
            Greentree Place                      12,455,000       1,634,330     11,226,990        12,861,320            3,459,440
            Westland Park                                         1,834,535     14,864,742        16,699,276            3,340,996
            The Antlers                                           4,034,039     11,192,842        15,226,880            5,195,299

            Phoenix, Arizona
            Paradise Falls                                c       1,622,700      6,170,800         7,793,500            2,779,594
            Vista Point                                   b       1,587,400      5,612,600         7,200,000            1,255,301
            Sierra Palms                                          4,638,950     17,361,050        22,000,000              250,531
            Northpark Village                                     1,519,314     13,536,707        15,056,021            1,267,796
            Stonegate                             3,608,460         735,036      7,939,875         8,674,911              612,551
            Finisterra                                            1,273,798     26,392,207        27,666,005              184,436
            La Privada                           15,534,541       7,303,161     18,507,617        25,810,778            1,386,298
            Terracina                                             3,757,224     34,780,779        38,538,002            4,328,142
            Woodland Park                                         3,016,907      6,706,473         9,723,380              543,832
            Sierra Foothills                                      2,728,172                        2,728,172           18,729,625

            Tucson, Arizona
            Desert Springs                        4,385,309       1,118,402      7,094,431         8,212,833              478,720
            Posada Del Rio                                          843,748      4,288,097         5,131,845             (415,617)

            Eastern Shore Maryland
            Brittingham Square                                      650,143      4,962,246         5,612,389              570,718
            Greens at Schumaker Pond                                709,559      6,117,582         6,827,141              833,510
            Greens at Cross Court                                 1,182,414      4,544,012         5,726,426              853,023
            Greens at Hilton Run                          d       2,754,447     10,482,579        13,237,026            1,129,949

            Fayetteville, North Carolina
            Cumberland Trace                                        632,281      7,895,674         8,527,955              560,363
            Village At Cliffdale                 10,141,760         941,284     15,498,216        16,439,501            1,035,732
            Morganton Place                                         819,090     13,217,086        14,036,176              555,086

            Memphis, Tennessee
            Briar Club                                            1,214,400      6,928,959         8,143,359            1,869,009

                                         Gross amount at Which
                                       Carried at Close of Period               Total
                                       -----------------------------------
                                         Land and          Buildings           Carrying
                                           Land              and                Value       Accumulated      Date of       Date
                                       Improvements      Improvements (h)        (a)       Depreciation   Construction    Acquired
                                       -----------------------------------     --------    ------------   ------------    --------
           Washington, D.C
           Dominion Middle Ridge          3,423,239         14,083,851         17,507,091    1,852,981           1990      06/25/96
           Dominion Lake Ridge            2,492,983          8,949,942         11,442,925    1,417,110           1987      02/23/96
           Knolls at Newgate              1,846,268          4,934,283          6,780,551    1,294,946           1972      07/01/94

           Hampton Roads, Virginia
           Forest Lakes at Oyster Point   1,166,789         10,290,502         11,457,291    1,910,160           1986      08/15/95
           Woodscape                      1,100,154         10,147,278         11,247,432    4,462,580        1974/76      12/29/87
           Eastwind                         368,372          7,167,266          7,535,638    3,265,303           1970      04/04/88
           Dominion Waterside at
           Lynnhaven                      2,009,683          5,047,503          7,057,186      813,609           1966      08/15/96
           Heather Lake                   1,030,545          6,101,498          7,132,043    4,067,057        1972/74      03/01/80
           Dominion Yorkshire Downs       1,255,510          8,967,918         10,223,428      719,107           1987      12/23/97

           Jacksonville, Florida
           Greentree Place                2,261,104         14,059,656         16,320,760    3,160,326           1986      07/22/94
           Westland Park                  2,574,299         17,465,973         20,040,272    2,773,834           1990      05/09/96
           The Antlers                    4,760,539         15,661,640         20,422,180    2,722,635           1985      05/28/96

           Phoenix, Arizona
           Paradise Falls                 1,815,207          8,757,887         10,573,094      894,067           1986      12/31/96
           Vista Point                    1,693,237          6,762,064          8,455,301      802,708           1986      12/31/96
           Sierra Palms                   4,704,744         17,545,787         22,250,531    1,894,955           1996      12/31/96
           Northpark Village              1,819,190         14,504,627         16,323,817    1,124,575           1983      03/27/98
           Stonegate                        881,404          8,406,058          9,287,462      580,865           1978      03/27/98
           Finisterra                     1,303,253         26,547,188         27,850,441    1,646,350           1997      03/27/98
           La Privada                     7,794,661         19,402,415         27,197,076    1,275,680           1987      03/27/98
           Terracina                      4,492,064         38,374,080         42,866,144    2,420,135           1984      05/28/98
           Woodland Park                  3,206,079          7,061,133         10,267,212      516,492           1979      06/09/98
           Sierra Foothills               2,788,376         18,669,421         21,457,797       17,806           1998      02/18/98

           Tucson, Arizona
           Desert Springs                 1,123,560          7,567,993          8,691,553      466,928           1985      03/27/98
           Posada Del Rio                   938,382          3,777,846          4,716,228      313,532           1980      03/27/98

           Eastern Shore Maryland
           Brittingham Square               780,918          5,402,188          6,183,106      986,951           1991      05/04/95
           Greens at Schumaker Pond         855,888          6,804,763          7,660,651    1,219,567           1988      05/04/95
           Greens at Cross Court          1,362,893          5,216,555          6,579,449      977,309           1987      05/04/95
           Greens at Hilton Run           3,045,621         11,321,355         14,366,976    2,033,520           1988      05/04/95

           Fayetteville, North Carolina
           Cumberland Trace                 664,579           8,423,73          9,088,318    1,101,434           1973      08/15/96
           Village At Cliffdale           1,118,152          16,357,08         17,475,233    2,007,330           1992      08/15/96
           Morganton Place                  886,825          13,704,43         14,591,261    1,625,684           1994      08/15/96

           Memphis, Tennessee
           Briar Club                     1,522,537          8,489,831         10,012,368    2,002,236           1987      10/14/94

            SCHEDULE III.
            Summary of Real Estate Owned
                                                Depreciable
                                                  Life of
                                                 Building
                                                 Component
                                                 ---------
            Washington, D.C
            Dominion Middle Ridge               35 yrs.
            Dominion Lake Ridge                 35 yrs.
            Knolls at Newgate                   35 yrs.

            Hampton Roads, Virginia
            Forest Lakes at Oyster Point        35 yrs.
            Woodscape                           35 yrs.
            Eastwind                            35 yrs.
            Dominion Waterside at Lynnhaven     35 yrs.
            Heather Lake                        35 yrs.
            Dominion Yorkshire Downs            35 yrs.

            Jacksonville, Florida
            Greentree Place                     35 yrs.
            Westland Park                       35 yrs.
            The Antlers                         35 yrs.

            Phoenix, Arizona
            Paradise Falls                      35 yrs.
            Vista Point                         35 yrs.
            Sierra Palms                        35 yrs.
            Northpark Village                   35 yrs.
            Stonegate                           35 yrs.
            Finisterra                          35 yrs.
            La Privada                          35 yrs.
            Terracina                           35 yrs.
            Woodland Park                       35 yrs.
            Sierra Foothills                    35 yrs.

            Tucson, Arizona
            Desert Springs                      35 yrs.
            Posada Del Rio                      35 yrs.

            Eastern Shore Maryland
            Brittingham Square                  35 yrs.
            Greens at Schumaker Pond            35 yrs.
            Greens at Cross Court               35 yrs.
            Greens at Hilton Run                35 yrs.

            Fayetteville, North Carolina
            Cumberland Trace                    35 yrs.
            Village At Cliffdale                35 yrs.
            Morganton Place                     35 yrs.

            Memphis, Tennessee
            Briar Club                          35 yrs.

            SCHEDULE III.
            Summary of Real Estate Owned                                                                          Cost of
                                                                                                                Improvements
                                                                      Initial Costs              Total          Capitalized
                                                               ----------------------------
                                                                Land and        Buildings       Initial         Subsequent
                                                                  Land              and         Acquisition     to Acquisition
                                           Encumbrances (j)    Improvements    Improvements       Cost (i)    (Net of Disposals)
                                           ----------------    ----------------------------    -------------  ------------------
         Hunters Trace                         5,520,000            888,440     6,676,552         7,564,992      1,314,492
         Hickory Pointe                                           1,074,424     6,052,020         7,126,444      1,502,982
         Cinnamon Trails                                          1,886,632     7,644,522         9,531,154       (175,680)
         The Trails                           27,512,347         10,387,416    34,394,843        44,782,259      3,050,080
         Dogwood Creek                                            2,771,868    15,673,846        18,445,714        568,362

         Columbus, Ohio
         Sycamore Ridge                       13,861,385          4,067,900    15,433,285        19,501,185        685,156
         Heritage Green                                           2,990,199    11,391,797        14,381,996      8,978,316
         Alexander Court                                          1,573,412                       1,573,412     21,253,649
         Govenour's Square                    18,724,971          7,512,513    28,695,050        36,207,563        983,126
         Hickory Creek                                            3,421,413    13,539,402        16,960,815        387,289

         Austin, Texas
         Pecan Grove                                   b          1,406,750     5,293,250         6,700,000        261,494
         Anderson Mill                                            3,134,669    11,170,376        14,305,045      2,569,958

         Albuquerque, New Mexico
         Alvarado                                      b         1,930,229      5,969,771         7,900,000        412,002
         Dorado Heights                        4,957,908         1,567,762      6,555,395         8,123,157        326,338

         Detroit, Michigan
         American Heritage                             e         1,021,412      3,958,146         4,979,558         51,394
         Ashton Pines                                            1,822,351      8,013,902         9,836,253        120,134
         Kings Gate                                    e         1,180,664      4,828,504         6,009,168         66,593
         Lancaster Lakes                               e         4,237,887     14,662,797        18,900,684        290,639

         Other Midwest
         Washington Park/Centerville, Ohio                       2,011,520      7,565,279         9,576,799        926,936
         Jamestown of St. Matthews/Kentucky            e         3,865,596     14,422,383        18,287,979        438,370
         Jamestown of Toledo/Toledo, Ohio              e         1,800,271      7,053,585         8,853,856        208,637

         Other Florida
         Brantley Pines/Ft. Myers                                1,892,888      8,247,621        10,140,509      4,793,209
         The Ashlar I/Ft. Myers                                  2,853,178                        2,853,178     16,033,992
         Santa Barbara Landing/Naples                            1,134,120      8,019,814         9,153,934      1,569,307
         Mallards of Wedgewood/Lakeland                            959,284      6,864,666         7,823,950      1,575,226
         The Groves/Daytona Beach                                  789,953      4,767,055         5,557,008      1,668,188
         Lakeside/Daytona Beach                                  2,404,305      6,420,160         8,824,465      1,200,232
         Mallards of Brandywine/Deland                             765,949      5,407,683         6,173,632      1,004,914
         Lake Washington Downs/Melbourne                         1,434,450      4,940,166         6,374,616      1,869,890

         Seattle, Washington
         Arbor Terrace                         7,038,404         1,453,342     11,994,972        13,448,314        408,014
         Aspen Creek                           6,984,886         1,177,714      9,115,789        10,293,503        150,930
         Crown Point                           4,884,471         2,486,252      6,437,256         8,923,508        645,031
         Hill Top                              4,485,658         2,173,969      7,407,628         9,581,597        168,873

            SCHEDULE III.
            Summary of Real Estate Owned
                                              Gross amount at Which
                                            Carried at Close of Period             Total
                                            -----------------------------------
                                              Land and          Buildings         Carrying
                                                Land              and              Value      Accumulated      Date of      Date
                                            Improvements      Improvements (h)      (a)      Depreciation   Construction   Acquired
                                            -----------------------------------   --------   ------------   ------------   --------
         Hunters Trace                         1,163,246          7,716,238      8,879,484      1,727,534      1986        10/14/94
         Hickory Pointe                        1,573,592          7,055,834      8,629,426      1,606,203      1985        02/10/95
         Cinnamon Trails                       2,039,201          7,316,272      9,355,473        583,445      1989        01/09/98
         The Trails                           11,010,750         36,821,589     47,832,339      2,747,657      1990        01/09/98
         Dogwood Creek                         2,878,748         16,135,328     19,014,076      1,443,224      1997        02/06/98

         Columbus, Ohio
         Sycamore Ridge                        4,172,041         16,014,300     20,186,341        903,971      1997        07/02/98
         Heritage Green                        3,056,832         20,303,479     23,360,312        773,329      1998        07/02/98
         Alexander Court                       1,609,147         21,217,914     22,827,061          4,962      1999        07/02/98
         Govenour's Square                     7,634,425         29,556,265     37,190,689      1,075,402      1967        12/07/98
         Hickory Creek                         3,452,266         13,895,838     17,348,104        486,787      1988        12/07/98

         Austin, Texas
         Pecan Grove                           1,454,170          5,507,324      6,961,494        509,601      1984        12/31/96
         Anderson Mill                         3,466,120         13,408,883     16,875,003      1,996,516      1984        03/27/97

         Albuquerque, New Mexico
         Alvarado                              1,968,286          6,343,716      8,312,002        758,436      1984        12/31/96
         Dorado Heights                        1,616,840          6,832,656      8,449,495        460,240      1986        03/27/98

         Detroit, Michigan
         American Heritage                     1,028,097          4,002,855      5,030,952        146,058      1968        12/07/98
         Ashton Pines                          1,835,608          8,120,779      9,956,387        250,054      1987        12/07/98
         Kings Gate                            1,188,449          4,887,312      6,075,761        165,429      1973        12/07/98
         Lancaster Lakes                       4,280,152         14,911,171     19,191,323        549,283      1988        12/07/98

         Other Midwest
         Washington Park/Centerville, Ohio     2,075,843          8,427,892     10,503,735        467,686      1998        12/07/98
         Jamestown of St. Matthews/Kentucky    3,909,569         14,816,780     18,726,349        535,390      1968        12/07/98
         Jamestown of Toledo/Toledo, Ohio      1,868,402          7,194,091      9,062,493        264,180      1965        12/07/98

         Other Florida
         Brantley Pines/Ft. Myers                814,362         14,119,357     14,933,718      2,773,758      1986        08/11/94
         The Ashlar I/Ft. Myers                4,621,590         14,265,580     18,887,170        259,619      1999        12/24/97
         Santa Barbara Landing/Naples          1,697,900          9,025,341     10,723,241      2,088,979      1987        09/01/94
         Mallards of Wedgewood/Lakeland        1,246,120          8,153,055      9,399,175      1,629,716      1985        07/27/95
         The Groves/Daytona Beach              1,432,097          5,793,099      7,225,196      1,180,384      1989        12/13/95
         Lakeside/Daytona Beach                2,574,381          7,450,316     10,024,697        760,734      1985        07/01/97
         Mallards of Brandywine/Deland           977,719          6,200,828      7,178,546        666,752      1985        07/01/97
         Lake Washington Downs/Melbourne       1,729,170          6,515,336      8,244,506      1,948,257      1984        09/24/93

         Seattle, Washington
         Arbor Terrace                         1,475,148        12,381,180      13,856,328        835,624      1996        03/27/98
         Aspen Creek                           1,258,261         9,186,172      10,444,433        339,182      1996        12/07/98
         Crown Point                           2,518,247         7,050,292       9,568,539        336,161      1987        12/07/98
         Hill Top                              2,216,480         7,533,990       9,570,470        293,502      1985        12/07/98

                                                         Depreciable
                                                          Life of
                                                          Building
                                                          Component
                                                         -----------
         Hunters Trace                                   35 yrs.
         Hickory Pointe                                  35 yrs.
         Cinnamon Trails                                 35 yrs.
         The Trails                                      35 yrs.
         Dogwood Creek                                   35 yrs.

         Columbus, Ohio
         Sycamore Ridge                                  35 yrs.
         Heritage Green                                  35 yrs.
         Alexander Court                                 35 yrs.
         Govenour's Square                               35 yrs.
         Hickory Creek                                   35 yrs.

         Austin, Texas
         Pecan Grove                                     35 yrs.
         Anderson Mill                                   35 yrs.

         Albuquerque, New Mexico
         Alvarado                                        35 yrs.
         Dorado Heights                                  35 yrs.

         Detroit, Michigan
         American Heritage                               35 yrs.
         Ashton Pines                                    35 yrs.
         Kings Gate                                      35 yrs.
         Lancaster Lakes                                 35 yrs.

         Other Midwest
         Washington Park/Centerville, Ohio               35 yrs.
         Jamestown of St. Matthews/Kentucky              35 yrs.
         Jamestown of Toledo/Toledo, Ohio                35 yrs.

         Other Florida
         Brantley Pines/Ft. Myers                        35 yrs.
         The Ashlar I/Ft. Myers                          35 yrs.
         Santa Barbara Landing/Naples                    35 yrs.
         Mallards of Wedgewood/Lakeland                  35 yrs.
         The Groves/Daytona Beach                        35 yrs.
         Lakeside/Daytona Beach                          35 yrs.
         Mallards of Brandywine/Deland                   35 yrs.
         Lake Washington Downs/Melbourne                 35 yrs.

         Seattle, Washington
         Arbor Terrace                                   35 yrs.
         Aspen Creek                                     35 yrs.
         Crown Point                                     35 yrs.
         Hill Top                                        35 yrs.

   SCHEDULE III.
   Summary of Real Estate Owned

                                                                                                                  Cost of
                                                                   Intitial Costs                               Improvements
                                                            ---------------------------------     Total          Capitalized
                                                              Land and         Buildings         Initial         Subsequent
                                                                Land              and          Acquisition      to Acquisition
                                          Encumbrances (j)    Improvements      Improvements     Cost (i)     (Net of Disposalsl)
                                         -----------------  ----------------  ---------------  ------------   -------------------
          Evergreen Park Apts                4,681,453         3,878,138          9,973,051     13,851,189          344,769

          Indianapolis, Indiana
          International Village                e               3,934,102         11,478,908     15,413,010          329,864
          Regency Park South                                   2,643,025          7,632,098     10,275,123          245,388

          Denver, Colorado
          Greensview                                           2,974,024         12,489,598     15,463,622          166,714
          Mountain View                                        6,401,851         21,569,403     27,971,254          509,503

          Portland, Oregon
          Lancaster Commons                    e               2,485,291          7,451,165      9,936,456          183,089
          Tualatin Heights                     e               3,272,585          9,134,089     12,406,674          490,987
          University Park                                      3,007,202          8,191,307     11,198,509          137,454

          Los Angeles, California
          Pine Avenue                        6,033,714         2,158,423          8,887,744     11,046,167          141,187
          The Grand Resort                                     8,884,151         35,706,606     44,590,757          320,326
          Grand Terrace                                        2,144,340          6,594,615      8,738,955          143,802

          Sacramento, California
          Foothills Tennis Village             e               3,617,507         14,542,028     18,159,535          239,155
          Woodlake Village                  16,232,867         6,772,438         26,966,750     33,739,188          619,851

          San Francisco, California
          2000 Post Street                  26,400,000         9,860,627         44,577,506     54,438,133          192,850
          Birch Creek                        1,528,312         4,365,315         16,695,509     21,060,824          752,325
          Highlands of Marin                20,300,000         5,995,838         24,868,350     30,864,188          309,500
          Marina Playa                      19,017,528         6,224,383         23,916,283     30,140,666          922,322

                                               Gross amount at Which
                                             Carried at Close of Period
                                         -----------------------------------     Total
                                             Land and        Buildings          Carrying
                                               Land              and             Value           Accumulated         Date of
                                            Improvements    Improvements (h)      (a)            Depreciation      Construction
                                         -----------------------------------    -------        ---------------    -------------
          Evergreen Park Apts                3,910,715        10,285,243         14,195,958        536,442         1988

          Indianapolis, Indiana
          International Village              3,976,199        11,766,675         15,742,874        560,782         1968
          Regency Park South                 2,688,317         7,832,194         10,520,511        377,508         1968

          Denver, Colorado
          Greensview                         2,450,457        13,179,879         15,630,336        414,215         1987
          Mountain View                      6,249,912        22,230,845         28,480,757        883,487         1973

          Portland, Oregon
          Lancaster Commons                  2,503,919         7,615,625         10,119,545        354,601         1992
          Tualatin Heights                   3,358,936         9,538,725         12,897,661        433,758         1989
          University Park                    3,008,511         8,327,452         11,335,963        375,112         1987

          Los Angeles, California
          Pine Avenue                        2,160,001         9,027,353         11,187,354        284,989         1987
          The Grand Resort                   8,896,984        36,014,099         44,911,083        968,613         1971
          Grand Terrace                      2,193,927         6,688,830          8,882,757        125,429         1986

          Sacramento, California
          Foothills Tennis Village           3,680,947        14,717,744         18,398,690        477,259         1988
          Woodlake Village                   6,897,148        27,461,892         34,359,039        928,624         1979

          San Francisco, California
          2000 Post Street                   9,911,958        44,719,025         54,630,983      1,203,057         1987
          Birch Creek                        4,583,889        17,229,260         21,813,149        560,803         1968
          Highlands of Marin                 6,059,698        25,113,990         31,173,688        745,584         1991
          Marina Playa                       6,391,496        24,671,492         31,062,988        810,756         1971

                                                                 Depreciable
                                                                 Life of
                                                 Date            Building
                                               Acquired         Component
                                              -----------      ------------
          Evergreen Park Apts                 03/27/98          35 yrs.

          Indianapolis, Indiana
          International Village               12/07/98          35 yrs.
          Regency Park South                  12/07/98          35 yrs.

          Denver, Colorado
          Greensview                          12/07/98          35 yrs.
          Mountain View                       12/07/98          35 yrs.

          Portland, Oregon
          Lancaster Commons                   12/07/98          35 yrs.
          Tualatin Heights                    12/07/98          35 yrs.
          University Park                     03/27/98          35 yrs.

          Los Angeles, California
          Pine Avenue                         12/07/98          35 yrs.
          The Grand Resort                    12/07/98          35 yrs.
          Grand Terrace                       06/30/99          35 yrs.

          Sacramento, California
          Foothills Tennis Village            12/07/98          35 yrs
          Woodlake Village                    12/07/98          35 yrs

          San Francisco, California
          2000 Post Street                    12/07/98          35 yrs
          Birch Creek                         12/07/98          35 yrs
          Highlands of Marin                  12/07/98          35 yrs
          Marina Playa                        12/07/98          35 yrs

   SCHEDULE III.
   Summary of Real Estate Owned
                                                                                                                    Cost of
                                                            Initial Costs                                         Improvements
                                                       --------------------------------          Total             Capitalized
                                                          Land and         Buildings            Initial            Subsequent
                                                            Land             and              Acquisition         to Acquisition
                                      Encumbrances(j)     Improvements     Improvements        Cost (i)          (Net of Disposals)
                                      ---------------  --------------------------------    ----------------   ---------------------
          Monterey Peninsula, California
          Boronda Manor                        f              1,946,423          8,981,742        10,928,165         67,862
          Garden Court                         g                888,038          4,187,950         5,075,988         48,592
          Glenridge                            g                415,284          1,952,934         2,368,218         11,540
          Harding Park Townhomes               f                549,393          2,051,322         2,600,715         24,545
          Heather Plaza                        f              2,020,384          9,226,038        11,246,422        131,511
          Laurel Tree                          f              1,303,902          5,115,356         6,419,258         44,043
          Pine Grove                           f              1,383,161          5,783,993         7,167,154         33,898
          Santanna                             g                957,079          4,026,117         4,983,196         34,415
          The Capri                            f              1,018,493          3,657,274         4,675,767         10,620
          The Claremont                        g                463,143          1,837,120         2,300,263         12,830
          The Pointe At Harden Ranch           f              6,388,446         23,853,534        30,241,980        223,449
          The Pointe At Northridge             f              2,043,736          8,028,443        10,072,179         86,632
          The Pointe At Westlake               f              1,329,064          5,334,004         6,663,068         45,561
          Valli Hi                             g                881,376          5,037,805         5,919,181         37,167

          Other California
          Silk Oak/Fresno                                     2,324,562          4,566,446         6,891,008        118,014
          Windward Point/San Diego                            1,767,970          7,117,879         8,885,849        144,914
          Rancho Vallecitos/San Diego                         3,302,967         10,877,286        14,180,254         42,187

          Other Virginia
          Greens at Falls Run/Fredericksburg                  2,730,722          5,300,203         8,030,925        792,141
          Manor at England Run/Fredericksburg                 1,168,810          7,006,464         8,175,274     13,146,585
          Laurel Ridge/Roanoke               2,780,000          445,400          2,531,357         2,976,757      1,519,955
          Greens at Hollymead/Charlottesville                   965,114          5,250,374         6,215,488        622,219
          Craig Manor/Salem                                     282,200          2,419,570         2,701,770        996,647
          Northview/Salem                                       171,600          1,238,501         1,410,101        851,009

          Other Georgia
          River Place/Macon                          d        1,097,280          7,492,385         8,589,665      1,823,834

          Arkansas
          Turtle Creek/Little Rock                            1,913,177          7,086,823         9,000,000        751,685
          Shadow Lake/Little Rock                             2,523,670          8,976,330        11,500,000      1,054,226

          Nevada
          Sunset Pointe/Las Vegas                             4,295,050         15,704,950        20,000,000        775,884

          Delaware
          Dover Country Club/Dover                            2,007,878          6,365,053         8,372,931      2,325,354
          Greens at Cedar Chase/Dover                d        1,528,667          4,830,738         6,359,405        703,310

                                       --------------------------------------------------------------------------------------------
                                         $ 514,259,193    $ 568,525,246     $2,515,397,434    $3,083,922,680   $493,925,036
                                       ============================================================================================


        Real estate held for disposition
        Apartments
        Deerwood Crossing/Winston-Salem,
        NC                               $           -    $   1,539,901      $   7,989,043    $    9,528,944   $    911,450
        Dutch Village/Winston-Salem, NC                       1,197,593          4,826,266         6,023,858        540,781

                                                Gross amount at Which
                                              Carried at Close of Period
                                          -----------------------------------      Total
                                              Land and        Buildings           Carrying
                                                Land              and              Value         Accumulated          Date of
                                             Improvements    Improvements (h)       (a)          Depreciation       Construction
                                          -----------------------------------  --------------  -----------------   -------------
         Monterey Peninsula, California
         Boronda Manor                          1,954,850        9,041,177        10,996,027         267,976            1979
         Garden Court                             890,232        4,234,348         5,124,580         127,938            1973
         Glenridge                                415,600        1,964,158         2,379,758          56,434            1989
         Harding Park Townhomes                   550,249        2,075,011         2,625,260          72,033            1984
         Heather Plaza                          1,990,719        9,387,214        11,377,933         297,605            1974
         Laurel Tree                            1,308,893        5,154,408         6,463,301         184,119            1977
         Pine Grove                             1,383,720        5,817,332         7,201,052         181,459            1963
         Santanna                                 957,476        4,060,135         5,017,611         127,411            1989
         The Capri                              1,018,544        3,667,843         4,686,387         133,058            1973
         The Claremont                            463,957        1,849,136         2,313,093          64,055            1973
         The Pointe At Harden Ranch             6,396,915       24,068,514        30,465,429         840,211            1986
         The Pointe At Northridge               2,043,743        8,115,068        10,158,811         277,180            1979
         The Pointe At Westlake                 1,329,407        5,379,222         6,708,629         182,615            1975
         Valli Hi                                 882,058        5,074,290         5,956,348         117,603            1965

         Other California
         Silk Oak/Fresno                        2,354,241        4,654,781         7,009,022          16,648            1985
         Windward Point/San Diego               1,796,891        7,233,872         9,030,763         235,101            1983
         Rancho Vallecitos/San Die              3,304,236       10,918,204        14,222,440         470,982            1988

         Other Virginia
         Greens at Falls Run/Fredericksburg     2,876,643        5,946,423         8,823,066       1,108,675            1989
         Manor at England Run/Fredericksburg    2,794,885       18,526,974        21,321,859       2,188,050            1990
         Laurel Ridge/Roanoke                     668,773        3,827,939         4,496,712       2,052,234           1970/72
         Greens at Hollymead/Charlottesville    1,056,498        5,781,209         6,837,707       1,031,034            1990
         Craig Manor/Salem                        364,351        3,334,066         3,698,417       1,557,497            1975
         Northview/Salem                          246,975        2,014,135         2,261,110       1,399,369            1969

         Other Georgia
         River Place/Macon                      1,700,991        8,712,508        10,413,499       2,244,453            1988

         Arkansas
         Turtle Creek/Little Rock               2,185,212        7,566,474         9,751,685         909,070            1985
         Shadow Lake/Little Rock                2,743,019        9,811,207        12,554,226       1,173,493            1984

         Nevada
         Sunset Pointe/Las Vegas                4,437,932       16,337,952        20,775,884       1,758,837            1990

         Delaware
         Dover Country Club/Dover               2,359,250        8,339,035        10,698,285       2,005,526            1970
         Greens at Cedar Chase/Dover            1,722,356        5,340,359         7,062,715       1,038,934            1988

                                             ---------------------------------------------------------------
                                             $636,904,958  $ 2,940,942,758   $ 3,577,847,716   $ 373,164,015
                                             ===============================================================


         Real estate held for disposition
         Apartments
         Deerwood Crossing/Winston-Salem, NC $  1,670,816  $     8,769,579   $    10,440,395   $     740,584            1973
         Dutch Village/Winston-Salem, NC        1,282,479        5,282,160         6,564,639         468,792            1970

                                                                 Depreciable
                                                                 Life of
                                                 Date            Building
                                               Acquired         Component
                                              -----------      ------------
        Monterey Peninsula, California
        Boronda Manor                          12/07/98            35 yrs.
        Garden Court                           12/07/98            35 yrs.
        Glenridge                              12/07/98            35 yrs.
        Harding Park Townhomes                 12/07/98            35 yrs.
        Heather Plaza                          12/07/98            35 yrs.
        Laurel Tree                            12/07/98            35 yrs.
        Pine Grove                             12/07/98            35 yrs.
        Santanna                               12/07/98            35 yrs.
        The Capri                              12/07/98            35 yrs.
        The Claremont                          12/07/98            35 yrs.
        The Pointe At Harden Ranc              12/07/98            35 yrs.
        The Pointe At Northridge               12/07/98            35 yrs.
        The Pointe At Westlake                 12/07/98            35 yrs.
        Valli Hi                               12/07/98            35 yrs.

        Other California
        Silk Oak/Fresno                        12/07/98            35 yrs.
        Windward Point/San Diego               12/07/98            35 yrs.
        Rancho Vallecitos/San Die              10/13/99            35 yrs.

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

        Other Georgia
        River Place/Macon                      04/08/94            35 yrs.

        Arkansas
        Turtle Creek/Little Rock               12/31/96            35 yrs.
        Shadow Lake/Little Rock                12/31/96            35 yrs.

        Nevada
        Sunset Pointe/Las Vegas                12/31/96            35 yrs.

        Delaware
        Dover Country Club/Dover               07/01/94            35 yrs.
        Greens at Cedar Chase/Dover            05/04/95            35 yrs.

        Real estate held for disposition
        Apartments
        Deerwood Crossing/Winston-Salem, NC    08/15/96            35 yrs.
        Dutch Village/Winston-Salem, NC        08/15/96            35 yrs.

SCHEDULE III.
Summary of Real Estate Owned

                                                                                                                    Cost of
                                                                                                                 Improvements
                                                                          Initial Costs          Total           Capitalized
                                                                 ----------------------------
                                                                   Land and       Buildings       Initial          Subsequent
                                                                     Land           and         Acquisition      to Acquisition
                                                Encumbrances(j)   Improvements   Improvements     Cost (i)      (Net of Disposals)
                                                ---------------  ----------------------------   -----------     ------------------
        Park Forest/Greensboro, NC                    4,072,138       679,671      5,770,413      6,450,084          460,526
        Patriot Place/Florence, SC                    2,200,000       212,500      1,600,757      1,813,257        5,614,497
        Woodside/Glen Burnie, MD                     12,975,000     3,112,881      8,893,721     12,006,602        3,247,157
        Twin Coves/Baltimore, MD                      3,565,000       912,771      2,904,304      3,817,075          858,015
        Park on Preston/Dallas, TX                    5,406,615     1,521,877      8,569,278     10,091,155         (253,082)
        Cold Springs Manor/
        Indianapolis, IN                               e              599,646      1,774,834      2,374,480           60,991
        Woodberry/Asheville, NC                                       388,699      6,380,899      6,769,598          951,246
        Montfort/Dallas, TX                           3,749,516     1,696,778      4,645,874      6,342,652           51,321
        Fountainhead/Dayton, Ohio                      e              390,542      1,420,166      1,810,708           20,562
        Chandler's Mill/Corpus
        Christi, TX                                    b            1,930,120      6,844,880      8,775,000         (442,663)
        Villa Serena/Albuquerque, NM                  2,549,763       512,421      3,403,906      3,916,327         (705,775)
        On The Boulevard/Kennewick, WA                              1,164,652      9,547,299     10,711,951         (227,420)
        Campus Commons North/Pullman, WA              6,253,953       305,143      9,867,157     10,172,300       (1,970,651)
        Campus Commons South/Pullman, WA              2,635,139       838,324      3,005,784      3,844,108         (616,317)
        Dove Park/Grapevine, TX                                     2,309,195      9,699,046     12,008,241          911,788
        Citiscape/Dallas, TX                           b            2,092,387      7,532,613      9,625,000          392,422
        Bammelwood/Houston, TX                        2,863,973       929,601      3,330,352      4,259,953          261,607
        Briar Park/Houston, TX                        1,334,966       329,002      2,794,131      3,123,133           86,131
        Clear Lake Falls/Webster, TX                  2,974,723     1,090,080      4,534,335      5,624,415         (378,440)
        The Gallery/Houston, TX                       1,562,072       768,708      3,358,484      4,127,192           48,957
        Marymont/Tombull, TX                                        1,150,696      4,155,411      5,306,107          338,317
        Memorial Bend/Houston, TX                     1,829,704       882,230      3,776,765      4,658,995         (657,630)
        Nantucket Square/Houston, TX                  2,620,590     1,067,617      4,833,402      5,901,019         (726,681)
        Prestonwood/Houston, TX                       2,348,614       998,433      4,128,699      5,127,132          111,140
        Riverway/Bay City, TX                         1,129,758       523,457      2,828,282      3,351,739           61,048
        Riviera Pines/Houston, TX                     3,109,672     1,413,851      6,453,847      7,867,698           90,819
        2900 Place/East Lansing, MI                                 1,818,957      5,593,327      7,412,284           48,331
        Sunset Village/Flint, Michigan                                796,994      1,829,226      2,626,220           29,528
        Brandywine Creek/East Lansing, MI              e            4,665,991     17,514,466     22,180,457       (2,869,847)
        Lakewood/Haslett, MI                           e            1,113,126      3,877,503      4,990,629           49,546
        Nemoke Trail/Haslett, MI                       e            3,430,631     12,222,526     15,653,157           70,181
        Three Fountains/Montgomery, AL                              1,075,009      6,872,302      7,947,311          832,656
        Harbour Town/Nashville, TN                                    572,567      3,522,092      4,094,659          961,611
        The Lakes/Nashville, TN                                     1,285,657      5,980,197      7,265,854        1,264,196
        2131 Apartments/Nashville, TN                                 869,860      9,155,185     10,025,045        3,667,714

        Commercial
        Pacific South Center/Seattle, WA              3,069,871     1,000,000      4,000,000      5,000,000           (3,580)
        Hanover Village-Land/Richmond, VA                           1,623,910              0      1,623,910                0
        Gloucester Exchange/Gloucester, VA                            403,688      2,278,553      2,682,241           86,096
        Tri-County Buildings/Bristol, TN                              275,580        900,281      1,175,861        1,280,670
        Meadowdale Office/Richmond, VA                                240,563        359,913        600,476          119,344
                                                --------------------------------------------------------------------------------
                                                   $ 69,476,556   $49,731,309   $218,975,518   $268,706,827      $14,576,564
                                                ================================================================================

                                                     Gross amount at Which
                                                    Carried at Close of Period                     Total
                                                 -------------------------------------------
                                                       Land and             Buildings             Carrying
                                                        Land                  and                  Value       Accumulated
                                                     Improvements          Improvements (h)         (a)       Depreciation
                                                 ---------------------    ------------------   -----------   -------------
        Park Forest/Greensboro, NC                     804,457                  6,106,153        6,910,610          592,023
        Patriot Place/Florence, SC                   1,451,936                  5,975,818        7,427,754        2,671,181
        Woodside/Glen Burnie, MD                     3,446,281                 11,807,478       15,253,759        1,910,891
        Twin Coves/Baltimore, MD                     1,025,146                  3,649,943        4,675,090          373,910
        Park on Preston/Dallas, TX                   1,593,641                  8,244,432        9,838,073          287,773
        Cold Springs Manor/
        Indianapolis, IN                               601,096                  1,834,375        2,435,471            4,512
        Woodberry/Asheville, NC                        549,427                  7,171,417        7,720,844          822,465
        Montfort/Dallas, TX                          1,707,033                  4,686,940        6,393,973           80,326
        Fountainhead/Dayton, Ohio                      390,542                  1,440,728        1,831,270            3,028
        Chandler's Mill/Corpus
        Christi, TX                                  1,961,704                  6,370,633        8,332,337          253,538
        Villa Serena/Albuquerque, NM                   513,945                  2,696,607        3,210,552           97,684
        On The Boulevard/Kennewick, WA               1,090,116                  9,394,415       10,484,531          513,668
        Campus Commons North/Pullman, WA               328,100                  7,873,549        8,201,649          277,194
        Campus Commons South/Pullman, WA               895,743                  2,332,049        3,227,791           93,617
        Dove Park/Grapevine, TX                      2,566,974                 10,353,056       12,920,029        1,036,306
        Citiscape/Dallas, TX                         2,180,783                  7,836,639       10,017,422          824,483
        Bammelwood/Houston, TX                         947,590                  3,573,969        4,521,560          198,498
        Briar Park/Houston, TX                         332,264                  2,877,000        3,209,264           77,120
        Clear Lake Falls/Webster, TX                 1,099,021                  4,146,954        5,245,975          123,003
        The Gallery/Houston, TX                        772,479                  3,403,670        4,176,149           77,104
        Marymont/Tombull, TX                         1,158,696                  4,485,728        5,644,424          128,011
        Memorial Bend/Houston, TX                      884,589                  3,116,776        4,001,365           99,044
        Nantucket Square/Houston, TX                 1,070,242                  4,104,096        5,174,338          116,824
        Prestonwood/Houston, TX                      1,005,193                  4,233,080        5,238,272          124,325
        Riverway/Bay City, TX                          527,607                  2,885,180        3,412,787           95,032
        Riviera Pines/Houston, TX                    1,415,869                  6,542,648        7,958,517          167,615
        2900 Place/East Lansing, MI                  1,819,883                  5,640,731        7,460,615          128,594
        Sunset Village/Flint, Michigan                 796,994                  1,858,754        2,655,748            6,004
        Brandywine Creek/East Lansing, MI            4,678,981                 14,631,628       19,310,610          472,762
        Lakewood/Haslett, MI                         1,118,755                  3,921,420        5,040,175          157,920
        Nemoke Trail/Haslett, MI                     3,430,631                 12,292,707       15,723,338          354,478
        Three Fountains/Montgomery, AL               1,268,368                  7,511,599        8,779,967        1,797,658
        Harbour Town/Nashville, TN                     726,166                  4,330,104        5,056,270        1,092,006
        The Lakes/Nashville, TN                      1,463,155                  7,066,895        8,530,050        1,872,323
        2131 Apartments/Nashville, TN                1,195,090                 12,497,669       13,692,759        2,768,626

        Commercial
        Pacific South Center/Seattle, WA             1,000,000                  3,996,420        4,996,420                0
        Hanover Village-Land/Richmond, VA            1,103,600                    520,310        1,623,910                0
        Gloucester Exchange/Gloucester, VA             551,255                  2,217,082        2,768,337          757,307
        Tri-County Buildings/Bristol, TN               364,123                  2,092,408        2,456,531          733,820
        Meadowdale Office/Richmond, VA                 259,684                    460,136          719,820          300,034
                                                  -------------------------------------------------------------------------
                                                   $53,050,454               $230,232,937     $283,283,391      $22,700,081
                                                  =========================================================================

                                                                                              Depreciable
                                                                                                Life of
                                                   Date of                 Date                Building
                                                 Construction            Acquired             Component
                                                -------------           ---------            ------------
        Park Forest/Greensboro, NC                   1987                09/26/96                35 yrs.
        Patriot Place/Florence, SC                   1974                10/23/85                35 yrs.
        Woodside/Glen Burnie, MD                     1966                08/16/94                35 yrs.
        Twin Coves/Baltimore, MD                     1974                08/16/94                35 yrs.
        Park on Preston/Dallas, TX                   1983                03/27/98                35 yrs.
        Cold Springs Manor/
        Indianapolis, IN                             1963                12/07/98                35 yrs.
        Woodberry/Asheville, NC                      1987                08/15/96                35 yrs.
        Montfort/Dallas, TX                          1986                03/27/98                35 yrs.
        Fountainhead/Dayton, Ohio                    1966                12/07/98                35 yrs.
        Chandler's Mill/Corpus
        Christi, TX                                  1984                12/31/96                35 yrs.
        Villa Serena/Albuquerque, NM                 1986                03/27/98                35 yrs.
        On The Boulevard/Kennewick, WA               1995                03/27/98                35 yrs.
        Campus Commons North/Pullman, WA             1972                03/27/98                35 yrs.
        Campus Commons South/Pullman, WA             1972                03/27/98                35 yrs.
        Dove Park/Grapevine, TX                      1984                12/31/96                35 yrs.
        Citiscape/Dallas, TX                         1973                12/31/96                35 yrs.
        Bammelwood/Houston, TX                       1980                10/30/97                35 yrs.
        Briar Park/Houston, TX                       1987                03/27/98                35 yrs.
        Clear Lake Falls/Webster, TX                 1980                03/27/98                35 yrs.
        The Gallery/Houston, TX                      1968                03/27/98                35 yrs.
        Marymont/Tombull, TX                         1983                03/27/98                35 yrs.
        Memorial Bend/Houston, TX                    1967                03/27/98                35 yrs.
        Nantucket Square/Houston, TX                 1983                03/27/98                35 yrs.
        Prestonwood/Houston, TX                      1978                03/27/98                35 yrs.
        Riverway/Bay City, TX                        1985                03/27/98                35 yrs.
        Riviera Pines/Houston, TX                    1979                03/27/98                35 yrs.
        2900 Place/East Lansing, MI                  1966                12/07/98                35 yrs.
        Sunset Village/Flint, Michigan               1940                12/07/98                35 yrs.
        Brandywine Creek/East Lansing, MI            1974                12/07/98                35 yrs.
        Lakewood/Haslett, MI                         1974                12/07/98                35 yrs.
        Nemoke Trail/Haslett, MI                     1978                12/07/98                35 yrs.
        Three Fountains/Montgomery, AL               1973                07/01/94                35 yrs.
        Harbour Town/Nashville, TN                   1974                12/10/93                35 yrs.
        The Lakes/Nashville, TN                      1986                09/15/93                35 yrs.
        2131 Apartments/Nashville, TN                1972                12/16/92                35 yrs.

        Commercial
        Pacific South Center/Seattle, WA             1965                08/28/86                35 yrs.
        Hanover Village-Land/Richmond, VA              --                06/30/86                35 yrs.
        Gloucester Exchange/Gloucester, VA           1974                11/12/87                35 yrs.
        Tri-County Buildings/Bristol, TN          1976/79                01/21/81                35 yrs.
        Meadowdale Office/Richmond, VA            1976/82                12/31/84                35 yrs.

SCHEDULE III
Summary of Real Estate Owned

                                                                                                                      Cost of
                                                                                                                   Improvements
                                                                           Initial Costs             Total         Capitalized
                                                                   -----------------------------
                                                                     Land and        Buildings        Initial       Subsequent
                                                                       Land            and          Acquisition   to Acquisition
                                                 Encumbrances (j)   Improvements    Improvements      Cost (i)   (Net of Disposals)
                                                 ----------------- -----------------------------    -----------  ------------------
        Real estate under development
        New apartment communities
        Ashton at Waterford Lakes/Orlando, FL                          3,079,772      16,163,734      19,243,506
        The Meridian I/Dallas, TX                                      1,196,682      10,206,259      11,402,941
        Oaks at Weston/Morrisville, NC                                 3,114,500       3,276,001       6,390,501

        Additions to existing communities
        Dominion at Crown Point II/Charlotte, NC                       1,006,918       9,009,307      10,016,225
        The Ashlar II/ Fort Myers, FL                                  1,099,056         612,483       1,711,539
        Escalante II/San Antonio, TX                                   1,826,575       3,468,075       5,294,650

        Land held for future development                              37,854,702               0      37,854,702

                                                   --------------------------------------------------------------------------------
                                                      $        0    $ 49,178,205  $   42,735,859  $   91,914,064     $          0
                                                   ================================================================================

                                                   --------------------------------------------------------------------------------
        Total real estate owned                       $1,000,136    $667,434,760  $2,777,108,811  $3,444,543,571     $508,501,600
                                                   ================================================================================


                                                    Gross amount at Which
                                                   Carried at Close of Period                          Total
                                                  -----------------------------------------
                                                        Land and                Buildings             Carrying
                                                         Land                     and                  Value       Accumulated
                                                      Improvements             Improvements (h)         (a)       Depreciation
                                                  ---------------------       ------------------    -----------  -------------
        Real estate under development
        New apartment communities
        Ashton at Waterford Lakes/Orlando, FL                3,079,772               16,163,734      19,243,506
        The Meridian I/Dallas, TX                            1,196,682               10,206,259      11,402,941
        Oaks at Weston/Morrisville, NC                       3,114,500                3,276,001       6,390,501

        Additions to existing communities
        Dominion at Crown Point II/Charlotte, NC             1,006,918                9,009,307      10,016,225
        The Ashlar II/ Fort Myers, FL                        1,099,056                  612,483       1,711,539
        Escalante II/San Antonio, TX                         1,826,575                3,468,075       5,294,650

        Land held for future development                    37,854,702                        0      37,854,702

                                                  ----------------------------------------------------------------------------
                                                          $ 49,178,205           $   42,735,859  $   91,914,064   $          0
                                                  ============================================================================

                                                  ----------------------------------------------------------------------------
        Total real estate owned                           $739,133,616           $3,213,911,555  $3,953,045,171   $395,864,095
                                                  ============================================================================

                                                                                                Depreciable
                                                                                                  Life of
                                                      Date of                Date                Building
                                                   Construction            Acquired             Component
                                                  -------------           ---------            ------------
        Real estate under development
        New apartment communities
        Ashton at Waterford Lakes/Orlando, FL           1999               05/28/98
        The Meridian I/Dallas, TX                       1999               01/27/98
        Oaks at Weston/Morrisville, NC                  1999               01/14/99

        Additions to existing communities
        Dominion at Crown Point II/Charlotte, NC        1999               12/29/98
        The Ashlar II/ Fort Myers, FL                   1999               12/24/97
        Escalante II/San Antonio, TX                    1999               04/16/98

        Land held for future development






        Total real estate owned

        (a) The aggregate cost for federal income tax purposes was approximately $3.3 billion at December 31, 1999 and 1998, respectively.
        (b) Represents a $30,581,553 REMIC financing encumbering 12 apartment communities.
        (c) Represents a $28,585,050 REMIC financing encumbering 9 apartment communities.
        (d) Represents a $195,675,000 secured credit facility which encumbers
            19 apartment communities.
        (e) Represents $107,492,963 of fixed rate debt which encumbers 15 apartment communities.
        (f) Represents $43,010,206 of fixed rate debt which encumbers 9 apartment communities.
        (g) Represents $11,031,634 of fixed rate debt which encumbers 5 apartment communities.
        (h) The depreciable life for all buildings is 35 years.
        (i) Total initial acquisition cost includes a purchase price reallocation of $8.5 million.
        (j) Encumbrances include a fair market value adjustment of $14.8 million.