Form 10-Q
period 2000-03-31
UNITED DOMINION REALTY TRUST INC
filed 2000-05-12
CIK 74208

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

                  For the quarterly period ended March 31, 2000

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

                                    Yes     X        No
                                         ------          ------


                       APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 9, 2000:

Common Stock, $1 Par Value:         103,154,399

                                                UNITED DOMINION REALTY TRUST, INC.
                                                   CONSOLIDATED BALANCE SHEETS
                                                (In thousands, except share data)
                                                           (Unaudited)
                                                                                        March 31,               December 31,
                                                                                           2000                     1999
--------------------------------------------------------------------------------------------------------------------------------

ASSETS
Real estate owned:
      Real estate held for investment (Note 2)                                   $          3,527,098      $          3,577,848
          Less: accumulated depreciation                                                      384,556                   373,164
                                                                                     -----------------        ------------------
                                                                                            3,142,542                 3,204,684
      Real estate under development                                                            90,604                    91,914
      Real estate held for disposition (net of accumulated depreciation of
         $42,917 and $22,700)                                                                 291,214                   260,583
                                                                                     -----------------        ------------------
      Total real estate owned, net of accumulated depreciation                              3,524,360                 3,557,181
Cash and cash equivalents                                                                       5,957                     7,678
Restricted cash                                                                                56,818                    56,969
Deferred financing costs                                                                       13,744                    13,511
Other assets                                                                                   53,472                    52,978
                                                                                     -----------------        ------------------
      Total assets                                                               $          3,654,351      $          3,688,317
                                                                                     =================        ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

Secured debt (Note 3)                                                            $            936,778      $          1,000,136
Unsecured debt (Note 4)                                                                     1,181,416                 1,127,169
Real estate taxes payable                                                                      31,374                    30,887
Accrued interest payable                                                                       22,476                    17,867
Security deposits and prepaid rent                                                             20,845                    20,738
Distributions payable                                                                          36,455                    36,020
Accounts payable, accrued expenses and other liabilities                                       37,850                    51,121
                                                                                     -----------------        ------------------
      Total liabilities                                                                     2,267,194                 2,283,938

Minority interests                                                                             92,862                    94,167

Shareholders' equity
      Preferred stock, no par value; $25 liquidation preference,
        25,000,000 shares authorized;
          4,149,020 shares 9.25% Series A Cumulative Redeemable issued and
             outstanding (4,168,560 in 1999)                                                  103,726                   104,214
          5,917,805 shares 8.60% Series B Cumulative Redeemable issued and
             outstanding (5,946,300 in 1999)                                                  147,945                   148,658
          8,000,000 shares 7.50% Series D Cumulative Convertible Redeemable
             issued and outstanding (8,000,000 in 1999)                                       175,000                   175,000
      Common stock, $1 par value; 150,000,000 shares authorized
          103,165,332 shares issued and outstanding (102,740,777 in 1999)                     103,165                   102,741
      Additional paid-in capital                                                            1,086,947                 1,083,687
      Distributions in excess of net income                                                  (313,757)                 (296,030)
      Deferred compensation - unearned restricted stock awards                                 (1,017)                     (305)
      Notes receivable from officer-shareholders                                               (7,714)                   (7,753)
                                                                                     -----------------        ------------------
      Total shareholders' equity                                                            1,294,295                 1,310,212
                                                                                     -----------------        ------------------
      Total liabilities and shareholders' equity                                 $          3,654,351      $          3,688,317
                                                                                     =================        ==================

See accompanying notes to consolidated financial statements.


                                        UNITED DOMINION REALTY TRUST, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (In thousands, except per share data)
                                                    (Unaudited)


Three Months Ended March 31,                                                          2000             1999
-----------------------------------------------------------------------------------------------------------------

REVENUES
      Rental income                                                                   $ 154,057        $ 153,791
      Other non-property income                                                           1,070              447
                                                                                 ---------------   --------------
            Total revenues                                                              155,127          154,238

EXPENSES
      Rental expenses:
            Personnel                                                                    16,438           16,628
            Real estate taxes and insurance                                              17,483           15,995
            Repair and maintenance                                                        8,532            9,257
            Utilities                                                                     6,534            8,249
            Administrative and marketing                                                  5,923            6,003
            Property management                                                           4,643            4,730
            Other operating                                                                 402              397
      Real estate depreciation                                                           33,904           29,392
      Interest                                                                           39,075           38,079
      General and administrative                                                          3,870            3,476
      Other depreciation and amortization                                                 1,203            1,091
                                                                                 ---------------   --------------
            Total expenses                                                              138,007          133,297
                                                                                 ---------------   --------------

Income before gains on sales of investments, minority interests
      and extraordinary item                                                             17,120           20,941
Gains on sales of investments                                                             2,533              191
                                                                                 ---------------   --------------
Income before minority interests and extraordinary item                                  19,653           21,132
Minority interests of outside partners                                                     (177)            (167)
Minority interests of unitholders in operating partnerships                                (668)            (883)
                                                                                 ---------------   --------------
Income before extraordinary item                                                         18,808           20,082
Extraordinary item - early extinguishment of debt                                          (228)               -
                                                                                 ---------------   --------------
Net income                                                                               18,580           20,082
Distributions to preferred shareholders - Series A and B                                 (5,583)          (5,654)
Distributions to preferred shareholders - Series D (Convertible)                         (3,825)          (3,785)
                                                                                 ---------------   --------------
Net income available to common shareholders                                             $ 9,172         $ 10,643
                                                                                 ===============   ==============



Earnings per common share (Note 5):
      Basic                                                                              $ 0.09           $ 0.10
                                                                                 ===============   ==============
      Diluted                                                                            $ 0.09           $ 0.10
                                                                                 ===============   ==============

Common distributions declared per share                                                $ 0.2675         $ 0.2650
                                                                                 ===============   ==============


Weighted average number of common shares outstanding-basic                              103,019          103,932
Weighted average number of common shares outstanding-diluted                            103,045          103,935

See accompanying notes to consolidated financial statements.

                                              UNITED DOMINION REALTY TRUST, INC.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (In thousands)
                                                         (Unaudited)
Three Months Ended March 31,                                                           2000                       1999
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
      Net income                                                                $          18,580         $          20,082
      Adjustments to reconcile net income to cash provided
      by operating activities:
           Depreciation and amortization                                                   35,107                    30,483
           Minority interests                                                                 845                     1,050
           Extraordinary item-early extinguishment of debt                                    228                         -
           Amortization of deferred financing costs and other                               1,057                       510
           Gains on sales of investments                                                   (2,533)                     (191)
           Changes in operating assets and liabilities:
                Decrease in operating liabilities                                          (8,272)                  (25,500)
                Decrease/(increase) in operating assets                                     3,896                      (475)
                                                                                  ----------------           ---------------
Net cash provided by operating activities                                                  48,908                    25,959

INVESTING ACTIVITIES
      Proceeds from sales of investments                                                   23,409                    12,900
      Development of real estate assets                                                   (19,653)                  (28,037)
      Acquisition of real estate, net of liabilities assumed                                    -                   (17,875)
      Capital expenditures - real estate assets                                            (6,220)                  (14,302)
      Capital expenditures - non real estate assets                                        (1,766)                   (1,650)
      Other                                                                                     -                     1,132
                                                                                  ----------------           ---------------
Net cash used in investing activities                                                      (4,230)                  (47,832)

FINANCING ACTIVITIES
      Net reduction in secured debt                                                       (63,585)                  (22,370)
      Net increase in unsecured debt                                                       54,449                    79,072
      Payment of financing costs                                                             (935)                   (3,266)
      Proceeds from the issuance of common stock                                            4,305                     4,644
      Distributions paid to minority interests                                             (2,393)                   (1,423)
      Distributions paid to preferred shareholders                                         (9,355)                   (6,640)
      Distributions paid to common shareholders                                           (26,899)                  (27,208)
      Repurchase of common and preferred stock                                             (1,986)                        -
                                                                                  ----------------           ---------------
Net cash (used in)/provided by financing activities                                       (46,399)                   22,809

Net (decrease)/increase in cash and cash equivalents                                       (1,721)                      936
Cash and cash equivalents, beginning of period                                              7,678                    26,081
                                                                                  ----------------           ---------------
Cash and cash equivalents, end of period                                        $           5,957         $          27,017
                                                                                  ================           ===============

SUPPLEMENTAL INFORMATION:
      Interest paid during the period                                           $          34,466         $          38,817
      Conversion of operating partnership units to common stock                               626                       668
      Issuance of restricted stock awards                                                     829                       460

See accompanying notes to consolidated financial statements.

                                    UNITED DOMINION REALTY TRUST, INC.
                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    Three Months Ended March 31, 2000
                                  (In thousands, except per share data)
                                               (Unaudited)

PREFERRED STOCK
Balance, December 31, 1999                                                                    $ 427,872
      Repurchase of preferred stock                                                              (1,201)
                                                                                   ---------------------
Balance, March 31, 2000                                                                       $ 426,671
                                                                                   =====================

COMMON STOCK, $1 PAR VALUE
Balance, December 31, 1999                                                                    $ 102,741
      Issuance of common shares through dividend reinvestment
          and stock purchase plan                                                                   445
      Repurchase of common stock                                                                    (26)
      Purchase of restricted stock awards                                                           (86)
      Issuance of restricted stock awards                                                            86
      Conversion of operating partnership units                                                       5
                                                                                   ---------------------
Balance, March 31, 2000                                                                       $ 103,165
                                                                                   =====================

ADDITIONAL PAID-IN CAPITAL
Balance, December 31, 1999                                                                  $ 1,083,687
      Issuance of common shares through dividend reinvestment
          and stock purchase plan                                                                 3,804
      Repurchase of preferred stock                                                                 301
      Repurchase of common stock                                                                   (231)
      Issuance of common shares to employees, officers and director-shareholders                     17
      Adjustment for cash purchase and conversion of minority interests of
          unitholders in operating partnerships                                                    (631)
                                                                                   ---------------------
Balance, March 31, 2000                                                                     $ 1,086,947
                                                                                   =====================

NOTES RECEIVABLE FROM OFFICER-SHAREHOLDERS
Balance, December 31, 1999                                                                     $ (7,753)
      Principal repayments officer-shareholders                                                      39
                                                                                   ---------------------
Balance, March 31, 2000                                                                        $ (7,714)
                                                                                   =====================

DISTRIBUTIONS IN EXCESS OF NET INCOME
Balance, December 31, 1999                                                                   $ (296,030)
      Net income                                                                                 18,580
      Common stock distributions declared ($.2675 per share)                                    (26,899)
      Preferred stock distributions declared-Series A ($.58 per share)                           (2,398)
      Preferred stock distributions declared-Series B ($.54 per share)                           (3,185)
      Preferred stock distributions declared-Series D ($.48 per share)                           (3,825)
                                                                                   ---------------------
Balance, March 31, 2000                                                                      $ (313,757)
                                                                                   =====================

DEFERRED COMPENSATION-UNEARNED RESTRICTED STOCK AWARDS
Balance, December 31, 1999                                                                       $ (305)
      Issuance of restricted stock awards                                                          (829)
      Amortization of deferred compensation                                                         117
                                                                                   ---------------------
Balance, March 31, 2000                                                                        $ (1,017)
                                                                                   =====================

TOTAL SHAREHOLDERS' EQUITY                                                                  $ 1,294,295
                                                                                   =====================

See accompanying notes to consolidated financial statements.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of United Dominion and its subsidiaries, including United Dominion Realty, L.P., (the "Operating Partnership"), and Heritage Communities L.P. (collectively, "United Dominion"). As of March 31, 2000, there were 74,463,788 units in the Operating Partnership outstanding, of which, 67,624,603, or 90.8%, were owned by United Dominion and 6,839,185, or 9.2%, were owned by non-affiliated limited partners. In connection with the acquisition of ASR Investment Corporation in March 1998, United Dominion acquired Heritage Communities L.P., a Delaware limited partnership (the "Heritage OP"). As of March 31, 2000, there were 4,502,668 units in the Heritage OP outstanding, of which 3,839,330, or 85.3%, were owned by United Dominion and 663,338 units, or 14.7%, were owned by non-affiliated limited partners. The consolidated financial statements of United Dominion include the minority interests of the unitholders in the operating partnerships.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and related notes appearing in United Dominion's December 31, 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

In the opinion of management, the consolidated financial statements reflect all adjustments which are necessary for the fair presentation of financial position at March 31, 2000 and results of operations for the interim periods ended March 31, 2000 and 1999. Such adjustments are normal and recurring in nature. All significant inter-company accounts and transactions have been eliminated in consolidation. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

2.  Real Estate Held for Investment

At March 31, 2000, there are 255 communities with 73,408 apartment homes classified as real estate held for investment. The following table summarizes the components of real estate held for investment at March 31, 2000 and December 31, 1999 (dollars in thousands):

                                          March 31,               December 31,
                                              2000                       1999
                                       --------------------------------------
Land and land improvements             $    628,398              $    636,905
Buildings and improvements                2,735,319                 2,767,940
Furniture, fixtures and equipment           162,427                   166,826
Construction in progress                        954                     6,177
                                       --------------------------------------
Real estate held for investment           3,527,098                 3,577,848
Accumulated depreciation                   (384,556)                 (373,164)
                                       --------------------------------------
Real estate held for investment, net   $  3,142,542              $  3,204,684
                                       ======================================

3.  Secured Debt

Secured debt, which encumbers $1.8 billion or 44.5% of United Dominion's real estate owned, ($2.2 billion or 55.5% of United Dominion's real estate owned is unencumbered) consist of the following at March 31, 2000 (dollars in thousands):

                                                                        Weighted Average
                                                                  ---------------------------        No. of
                                                 Principal          Interest        Years to       Communities
                                                Outstanding           Rate          Maturity        Encumbered
--------------------------------------------------------------------------------------------------------------
Fixed Rate Debt
Mortgage Notes Payable (a)                      $  542,300            7.83%            6.3              83
Tax-Exempt Secured Notes Payable                    96,574            6.91%           12.3              13
REMIC Financings                                    58,500            7.88%            1.0              21
Secured Credit Facilities (b)                       57,000            6.65%           13.7              --
                                                    ------------------------------------------------------
Total Fixed Rate Secured Debt                      754,374            7.63%            7.2             117

Variable Rate Debt
Secured Credit Facilities  (b)                     138,675            6.50%           13.7              19
Tax-Exempt Secured Notes Payable                    19,916            4.00%           25.2               3
Mortgage Notes Payable                              23,813            7.33%           11.5              10
                                                    ------------------------------------------------------
Total Variable Rate Secured Debt                   182,404            6.34%           14.7              32
                                                  --------------------------------------------------------
Total Secured Debt                              $  936,778            7.36%            8.7             149
                                                ==========================================================

(a) Includes fair value adjustments aggregating $13.8 million recorded in connection with the ASR Merger and the AAC Merger on March 27, 1998 and December 7, 1998, respectively.
(b) During 1999, United Dominion closed on a $200 million revolving credit facility with the Federal National Mortgage Association (the "FNMA Credit Facility"). The FNMA Credit Facility is for an initial term of five years, bear interest at a floating rate which can be fixed for periods of up to 270 days, and can be extended for an additional five or ten years at United Dominion's discretion. At March 31, 2000, the FNMA Credit Facility had a weighted average floating rate of interest of 6.50%. In order to limit a portion of its interest rate exposure on the Credit Facility, United Dominion entered into three forward rate swap agreements. These agreements have an aggregate notional value of $57 million under which United Dominion pays a fixed rate of interest and receives a variable rate on the notional amount. The interest rate swap agreements effectively change United Dominion's interest rate exposure on $57 million of secured debt from a variable rate to a weighted average fixed rate of 6.65%.

Approximate principal payments due during each of the next five calendar years and thereafter, as of March 31, 2000, are as follows (dollars in thousands):

                                                           Amount
                     Year                                 Maturing
                     -------------------------------------------------
                     2000                              $       52,663
                     2001                                     102,704
                     2002                                      52,721
                     2003                                      54,236
                     2004                                     125,730
                     Thereafter                               548,724
                                                ----------------------
                        Total                          $      936,778
                                                ======================

4.  Unsecured Debt

A summary of unsecured debt at March 31, 2000 and December 31, 1999 is as follows (dollars in thousands):

                                                               March 31,               December 31,
                                                                 2000                       1999
                                                          -----------------         ----------------
Commercial Banks
         Borrowings outstanding under
            unsecured credit facilities (a) (b)                $193,700                  $277,600

Insurance Companies--Senior Unsecured Notes
         7.98% due March, 2000-2003 (c)                          22,371                    29,800

Other  (d)                                                        4,630                     4,931

Senior Unsecured Notes - Other
         8.13% Senior Notes due November 2000                   146,010                   146,150
         7.60% Medium-Term Notes due January 2002                55,000                    55,000
         7.65% Medium-Term Notes due January 2003 (e)            10,000                    10,000
         7.22% Medium-Term Notes due February 2003               12,000                    12,000
         5.05% City of Portland, OR Bonds due October 2003        7,345                     7,345
         8.63% Debentures due March 2003                        100,000                        --
         7.67% Medium-Term Notes due January 2004                54,000                    54,000
         7.73% Medium-Term Notes due April 2005                  23,400                    23,400
         7.02% Medium-Term Notes due November 2005               50,000                    50,000
         7.95% Medium-Term Notes due July 2006                  120,340                   120,340
         7.07% Medium-Term Notes due November 2006               25,000                    25,000
         7.25% Notes due January 2007                           111,825                   111,825
         Tax-Exempt Bonds due August 2008                        46,700                        --
         8.50% Monthly Income Notes due November 2008            59,095                    59,778
         8.50% Debentures due September 2024(f)                 140,000                   140,000
                                                            -----------                ----------
                                                                960,715                   814,838
                                                            -----------                ----------
               Total Unsecured Debt                         $ 1,181,416                $1,127,169
                                                            ===========                ==========

(a) Weighted average interest rate of 6.6% and 6.7% at March 31, 2000 and December 31, 1999, respectively.
(b) As of March 31, 2000, United Dominion had five interest rate swap agreements associated with commercial bank borrowings with an aggregate notional value of $45 million under which United Dominion pays a fixed rate of interest and receives a variable rate of interest on the notional amounts. The interest rate swaps effectively change United Dominion's interest rate exposure on these borrowings from a variable rate to a weighted average fixed rate of approximately 6.8%.
(c)      Payable annually in three equal principal installments of $7.4 million.
(d) Includes $4.4 million and $4.6 million at March 31, 2000 and December 31, 1999, respectively, of deferred gains from the termination of interest rate risk management agreements.
(e) United Dominion has one interest rate swap agreement associated with these unsecured notes with an aggregate notional value of $10 million under which United Dominion pays a fixed rate of interest and receives a variable rate on the notional amount. The interest rate swap agreement effectively changes United Dominion's interest rate exposure on the $10 million from a variable rate to a fixed rate of 7.7%.
(f) Debentures include an investor put feature which grants a one-time option to redeem debentures in September 2004.

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

                                              March 31, 2000      March 31, 1999
--------------------------------------------------------------------------------
Numerator for basic earnings
  per share-net income available to common
  shareholders                                 $     9,172            $  10,643

Discount on repurchase of preferred stock              258                   --
                                                ----------            ---------

Numerator for diluted earnings per share       $     9,430            $  10,643
                                               ===========            =========
Denominator:
  Denominator for basic earnings per share-
    weighted average shares                        103,019              103,932

Effect of dilutive securities:
    Employee stock options                              26                    3
                                               -----------          -----------

Denominator for diluted earnings per share         103,045              103,935
                                               ===========          ===========

Basic earnings per share                       $       .09          $       .10
                                               ===========          ===========
Diluted earnings per share                     $       .09          $       .10
                                               ===========          ===========

The effect of the conversion of the operating partnership units and convertible preferred stock is not dilutive and is therefore not included as a dilutive security in the earnings per share computation. The weighted average effect of the conversion of the operating partnership units for the three months ended March 31, 2000 and 1999 was 7,503,570 and 8,590,907, respectively. The weighted average effect of the conversion of the convertible preferred stock for the three months ended March 31, 2000 and 1999 was 12,307,692 common shares.

6. Impact of Recently Issued Standards

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following information should be read in conjunction with the United Dominion Realty Trust, Inc. ("United Dominion") 1999 Form 10-K as well as the financial statements and notes included in Item 1 of this report. This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, development activity and capital expenditures, capital raising activities, rent growth, occupancy and rental expense growth. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of United Dominion to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting United Dominion, or its properties, adverse changes in the real estate markets and general and local economies and business conditions. Although United Dominion believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by United Dominion or any other person that the results or conditions described in such statements or the objectives and plans of United Dominion will be achieved.

United Dominion is a real estate investment trust ("REIT") with activities related to the ownership, development, acquisition, renovation, management, marketing and strategic disposition of multifamily apartment communities nationwide. Management's strategy is to be a national, highly efficient provider of quality apartment homes. During the past several years, United Dominion has implemented this strategy through the acquisition of portfolios of higher quality communities, the disposition of non-strategic communities, a greater commitment to development and the upgrade of its core portfolio of apartment communities. Through a combination of dispositions and acquisitions over the past two years, United Dominion aggressively moved the company into better performing markets with attractive prospects for long-term growth. During this same period, more emphasis has been placed on higher quality development projects. This strategy resulted in the upgrade of the overall quality and average age of United Dominion's portfolio, which is now solidly positioned with "B" and "A" grade communities. United Dominion seeks to be a market leader by operating a sufficiently sized portfolio of apartments within each of its target markets in order to drive down operating costs through economies of scale and management efficiencies. United Dominion believes that geographic market diversification increases investment opportunities and decreases the risk associated with cyclical local real estate markets and economies.

At March 31, 2000, United Dominion owned 298 communities with 81,714 apartment homes nationwide, including 43 communities with 8,602 completed apartment homes included in real estate held for disposition and 330 recently completed apartment homes included in real estate under development.

The following table summarizes United Dominion's apartment market information by major and other geographic markets:
                                                                                     Quarter  Ended
                                        As of March 31, 2000                        March 31 , 2000
-----------------------------------------------------------------------------   ---------------------------------
                                 No. of      No. of       % of       Carrying                        Average
                               Apartment   Apartment   Carrying      Value           Physical       Monthly
Area                          Communities    Homes      Value    (in thousands)     Occupancy    Rental Rates (a)
-----------------------------------------------------------------------------   ---------------------------------
Major Markets
Dallas, TX                          16       5,025       6.3%     $  249,493           95.1%            $682
Houston, TX                         25       6,228       6.1%        239,318           91.9%             584
Phoenix, AZ                         10       3,460       5.1%        200,100           95.1%             669
Orlando, FL                         14       4,140       5.0%        196,917           94.4%             677
San Antonio, TX                     12       3,515       4.4%        175,223           93.7%             637
Tampa, FL                           11       3,778       4.4%        172,913           93.8%             662
Fort Worth, TX                      12       3,823       4.1%        159,763           95.5%             611
Raleigh, NC                          9       2,951       3.8%        150,581           91.2%             702
San Francisco, CA                    4         980       3.5%        138,986           99.7%           1,519
Nashville, TN                       10       2,808       3.4%        135,839           92.4%             611
Charlotte, NC                       10       2,642       3.3%        130,744           89.8%             684
Columbus, OH                         5       2,175       3.1%        121,117           94.3%             637
Memphis, TN                          7       2,196       2.7%        106,111           94.4%             595
Monterey Peninsula, CA              12       1,879       2.7%        105,734           90.0%             784
South Florida                        6       1,638       2.6%        102,416           93.4%             851
Greensboro, NC                       8       2,123       2.6%        102,195           92.7%             628
Richmond, VA                         8       2,372       2.5%         99,325           95.8%             672
Columbia, SC                         9       2,730       2.5%         97,564           91.4%             542
Southern California                  5       1,414       2.3%         88,630           95.7%             824
Wilmington, NC                       6       1,869       2.2%         87,574           87.3%             644
Baltimore, MD                        8       1,788       2.2%         85,580           96.8%             708
Atlanta, GA                          6       1,426       1.8%         69,356           93.6%             708
Jacksonville, FL                     3       1,157       1.4%         56,893           90.6%             645
Hampton Roads, VA                    6       1,437       1.4%         54,775           96.3%             618
Sacramento, CA                       2         914       1.3%         52,808           98.2%             661
Portland, OR                         4         996       1.2%         48,683           91.5%             678
East Lansing, MI                     4       1,226       1.2%         47,551           94.6%             623
Denver, CO                           2         876       1.1%         45,331           93.9%             670
Fayetteville, NC                     3         884       1.0%         41,158           93.4%             588
Detroit, MI                          4         742       1.0%         40,342           96.1%             694
Fort Myers, FL                       2         556       0.9%         36,448           97.0%             677
Washington, DC                       3         615       0.9%         35,715           98.6%             804
Eastern Shore MD                     4         784       0.9%         34,857           93.8%             711
Seattle, WA                          3         628       0.8%         33,033           95.9%             690
Fredericksburg, VA                   2         556       0.8%         30,695           96.2%             715
Indianapolis, IN                     2         766       0.7%         26,301           91.7%             524
Daytona Beach, FL                    3         550       0.6%         24,527           95.1%             661
Austin, TX                           2         542       0.6%         23,891           95.1%             636
Little Rock, AR                      2         512       0.6%         22,350           94.3%             594
Pullman, WA                          3         536       0.6%         21,927           93.4%             709
Albuquerque, NM                      3         530       0.5%         20,016           91.5%             520
Jacksonville, NC                     3         653       0.5%         19,328           94.7%             487
Dover, DE                            2         372       0.4%         17,777           96.3%             629
Tucson, AZ                           2         408       0.3%         13,438           94.0%             448
Dayton, OH                           2         240       0.3%         12,338           92.9%             680
Roanoke, VA                          3         454       0.3%         10,468           93.2%             476
Other Single Asset Markets          16       3,820       3.8%        151,971           93.6%             579
                           --------------------------------------------------   -----------------------------
    Total Apartments               298      81,714      99.7%    $ 3,938,100           93.7%            $657
                           --------------------------------------------------   -----------------------------
Commercial                           4         N/A       0.3%         13,733             N/A             N/A
                           --------------------------------------------------   -----------------------------
     Total                         302      81,714     100.0%     $3,951,833           93.7%            $657
                           ==================================================   =============================

(a) Average monthly rental rates represent potential rent collections (gross potential rents less market adjustments) which approximate net effective rents. These average rent figures exclude development communities in lease-up.

Liquidity and Capital Resources

United Dominion expects to finance its operating and investing activities primarily through net cash provided by operations, the proceeds from its disposition program and borrowings under its unsecured bank lines of credit. United Dominion routinely uses its unsecured bank credit facility to temporarily fund investing activities prior to arranging for longer-term financing. United Dominion considers its liquidity and ability to generate cash from operations, dispositions and financings to be adequate to meet the cash flow needs of the company during the remainder of 2000.

As a significant portion of the proceeds from the sale of communities is used to reduce debt, the immediate impact is dilutive to earnings as the return on investment of the property being sold exceeds the interest rate on the debt repaid. While using disposition proceeds in this manner will moderate the growth rate for earnings, the company remains committed to reducing debt levels and further improving its financial flexibility during 2000.

To facilitate future fund raising activities in the public capital markets, management believes that it is prudent to maintain shelf registration statement capacity. In this regard, United Dominion filed such a shelf registration statement in December 1999 providing for the issuance of up to $700 million in common shares, preferred shares and debt securities.

During the second quarter of 2000, United Dominion plans to establish a program for the sale of up to $200 million aggregate principal amount of medium-term notes. The amount and timing of sales of medium-term notes will depend upon market conditions and the company's needs for additional financing. It is anticipated that the proceeds of any such sales would be used to repay certain secured and unsecured debt and for other general corporate purposes.

United Dominion has no significant maturities of debt until the fourth quarter of 2000 at which time approximately $146 million of unsecured debt and $29 million of secured debt will mature. Management expects to repay the maturing unsecured debt using proceeds from the company's disposition program or proceeds from the sale of medium-term notes, and expects to refinance the maturing secured debt with debt of similar characteristics at the then prevailing market rates. The following table outlines United Dominion's debt maturities over the next five years (dollars in thousands):

                                                       Amount
                      Year                            Maturing
                      -------------------------------------------
                      2000                          $    395,569 (a)
                      2001                               112,049
                      2002                               117,366
                      2003                               193,415
                      2004                               322,535
                      Thereafter                         977,260
                                               ------------------
                          Total                    $   2,118,194
                                               ==================

(a) Includes $193.7 million of unsecured bank debt - See discussion under Unsecured Credit Facilities that follows.

The following discussion explains the changes in net cash provided by operating activities, net cash used in investing activities and net cash used in financing activities which are presented in United Dominion's Consolidated Statements of Cash Flows.

Operating Activities

For the quarter ended March 31, 2000, United Dominion's cash flow from operating activities was $48.9 million compared to $26.0 million for the same period last year. The increase was primarily due to the larger payment of accrued operating expenses during the first quarter of 1999, a portion of which related to the payment of expenses accrued in connection with the American Apartment Communities II merger which occurred on December 7, 1998.

Investing Activities

For the quarter ended March 31, 2000, net cash used in investing activities was $4.2 million compared to $47.8 million for the same period last year, a decrease of $43.6 million. Changes in the level of investing activities from period to period reflect the changing levels of United Dominion's acquisition, capital expenditure, development and disposition programs, as well as the impact of the capital market environment on these activities. The decrease in these expenditures reflect decreased acquisition and capital expenditure activity coupled with increased disposition activity. The decrease in acquisition activity is a result of a change in investment focus toward higher yielding development opportunities as well as plans to improve our financial flexibility by using disposition proceeds to repay debt and repurchase preferred stock.

Disposition of Investments

United Dominion selectively disposes of assets that are not in core markets, have a lower net operating income growth rate than the overall portfolio or no longer meet the operating and investment strategies of United Dominion.

During the first quarter of 2000, United Dominion sold four communities with 727 apartment homes and one commercial property for an aggregate sales price of $28.4 million and recognized gains for financial reporting purposes of $2.5 million. Proceeds from the disposition program were primarily used to strengthen the balance sheet by paying down debt and repurchasing shares of United Dominion's preferred stock.

Subsequent to March 31, 2000, United Dominion sold one community for $10.7 million. In addition, United Dominion has entered into contracts or letters of intent to sell 21 communities and one parcel of land for an aggregate sales price of approximately $195 million. For financial reporting purposes, aggregate gains on the sales of investments are expected to be in excess of $30 million. The transactions are expected to close during the second and third quarters of 2000; however, there can be no assurance that these transactions will be consummated as planned.

At March 31, 2000, United Dominion had 43 communities with 8,602 apartment homes and four commercial properties included in real estate held for disposition totaling $291.2 million. Certain assets are secured by mortgage indebtedness, which may be assumed by the purchaser or repaid from the net proceeds. Property operating income from these communities was $8.4 million and $8.1 million for the three months ended March 31, 2000 and 1999, respectively. Properties held for disposition are expected to be sold within the next twelve months.

Real Estate under Development

Development activity is focused in core markets that have locally based development teams and strong operations managers in place. For the three months ended March 31, 2000, United Dominion invested $19.7 million on development projects, including the acquisition of land.

In the first quarter, United Dominion completed the development of Ashton at Waterford Lakes, a 292 apartment home community located in Orlando, Florida for an aggregate investment of $21.0 million. At March 31, 2000, the community is 75% leased with expected stabilized occupancy to occur in the third quarter of 2000.

The following projects are under development at March 31, 2000:
                                                                       Costs      Estimated   Estimated Expected
                                               No. Apt.   Completed   To Date       Costs     Cost per Completion
Property                     Location          Homes      Apt. Homes (Thousands) (Thousands)    Home      Date
-----------------------------------------------------------------------------------------------------------------------
New Communities
---------------
The Meridian                    Dallas, TX      250          178      $13,899      $16,500    $66,000     2Q00
Oaks at Weston                 Raleigh, NC      380           --       10,401       30,100     79,200     2Q01
Parke 33                      Lakeland, FL      264           --        4,010       17,400     65,900     1Q01
Sierra Canyon                  Phoenix, AZ      236           --        3,097       16,700     70,800     1Q01
Mandolin                        Dallas, TX      308           --        2,989       22,070     71,700     3Q01
                                                -----------------------------------------------------
                                              1,438          178       34,396      102,770     71,500
Additional Phases
-----------------
Dominion Crown Point         Charlotte, NC      220          152       12,442       14,800     67,300     2Q00
Ashlar                       Ft. Myers, FL      168           --        2,581       12,900     76,800     4Q00
Escalante                  San Antonio, TX      312           --        8,576       19,700     63,100     4Q00
                                                -----------------------------------------------------
                                                700          152       23,599       47,400     67,700

                                  Total       2,138          330      $57,995     $150,170    $70,200
                                              =======================================================

In addition to the apartment homes under development at March 31, 2000, United Dominion has land held for future development with a carrying value of $32.6 million.

United Dominion is in the final stages of completing a development joint venture with a financial institution. Upon completion, which is expected during the second quarter, the company will transfer to the joint venture five communities currently included in real estate under development. By forming this joint venture, United Dominion expects to reduce capital outlays for its development activities and generate fee income by providing development, construction and property management services to the joint venture.

Capital Expenditures

United Dominion capitalizes those expenditures related to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

For the quarter ended March 31, 2000, $7.4 million or $94 per home was spent on capital expenditures for United Dominion's same communities (those acquired or developed prior to January 1, 1999). These capital improvements included recurring capital expenditures, including floor coverings, HVAC equipment, roofs, appliances, landscaping, siding, parking lots and other non-revenue enhancing capital expenditures, which aggregated $4.3 million or $54 per home. In addition, non-recurring / revenue enhancing capital expenditures, including water sub-metering, gating and access systems, the additions of microwaves, washer-dryers, interior upgrades and new business and fitness centers totaled $3.1 million or $40 per home for the quarter ended March 31, 2000. United Dominion will continue to selectively add revenue-enhancing improvements, which are budgeted to provide a high return on investment. Capital expenditures during 2000 are currently expected to be at levels somewhat below the levels in 1999.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2000 was $46.4 million compared to net cash provided by financing activities of $22.8 million for the same period last year. During the first quarter of 2000, as part of its plan to improve its balance sheet position, United Dominion used 85% of the proceeds from its disposition program to pay down secured and unsecured debt and to repurchase shares of preferred stock.

During the first quarter of 2000, United Dominion issued $100 million of 8.625% unsecured notes due 2003. Net proceeds received of $99.5 million were used to repay outstanding bank debt. In addition, United Dominion completed the refinancing of tax-exempt notes aggregating $46.7 million at a blended rate of 6.32% and with a final maturity of August 2008. In conjunction with this refinancing, the company removed the liens on $86 million of real estate which had previously secured the tax-exempt notes.

Using proceeds from its disposition program, United Dominion repurchased $3.9 million of certain of its higher rate outstanding unsecured debt with a weighted average yield of 8.7%. In addition, the company was relieved of $10.0 million of mortgage debt and $3.7 million of revolving bank debt. During the remainder of the year, United Dominion expects to make further debt reductions as the disposition activity increases and proceeds are expected to be received from contributing development projects to the joint venture.

United Dominion issued 445,680 shares of its common stock and received $4.3 million under its Dividend Reinvestment and Stock Purchase Plan during the first three months of 2000.

For the quarter ended March 31, 2000, United Dominion paid distributions to its common shareholders and unitholders in its operating partnerships aggregating $29.3 million. The distribution to common shareholders and holders of operating partnership units equates to a dividend rate of $1.07 per share or unit. In addition, $9.4 million of preferred dividends were paid to Series A, B and D preferred shareholders.

In 1999, the Board of Directors approved the repurchase of up to $25 million of United Dominion's Series A and Series B Cumulative Redeemable Preferred Stock from time to time as market conditions permit. For the quarter ended March 31, 2000, United Dominion repurchased 17,840 Series A preferred shares at an average price of $20.55 per share and 26,925 Series B preferred shares at an average price of $19.25 per share. Subsequent to March 31, 2000, United Dominion repurchased 324,716 Series B preferred shares at an average price of $18.50 per share.

Unsecured Credit Facilities

United Dominion has a $200 million three-year unsecured revolving credit facility (the "Bank Credit Facility") which expires in August 2000 and a $110 million one-year unsecured line of credit (the "Line of Credit") which expires in August 2000 that are provided by a consortium of banks. Under the Bank Credit Facility, pricing is based upon the higher of United Dominion's senior unsecured debt ratings from Standard & Poor's Corporation and Moody's Investor Services that are currently BBB and Baa2, respectively. At these rating levels, interest under the Bank Credit Facility is LIBOR plus 0.50% and interest under the Line of Credit is LIBOR plus 1.0%. However, these rates are subject to change as United Dominion's credit ratings change. At March 31, 2000, $193.7 million was outstanding under these credit facilities leaving $116.3 million available for use.

The Bank Credit Facility and Line of Credit are subject to customary financial covenants and limitations.

United Dominion is negotiating a successor unsecured revolving credit facility with a consortium of banks. The successor facility is anticipated to be a three-year facility that will replace both the Bank Credit Facility and the Line of Credit for an aggregate amount greater than the $310 million currently available.

Funds from Operations

Funds from operations ("FFO") is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from sales of property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. United Dominion computes FFO for all periods presented in accordance with the recommendations set forth by the National Association of Real Estate Investment Trusts
("NAREIT") October 1, 1999 White Paper. United Dominion considers FFO in evaluating property acquisitions and its operating performance, and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of United Dominion's operating performance and liquidity. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

                                                                      Three Months Ended
                                                                           March 31,
                                                                        (in thousands)
                                                                ----------------------------
                                                                      2000           1999
                                                                ----------------------------
Net income available to common shareholders                          $9,172         $10,643
Adjustments:
   Real estate depreciation, net of outside partners' interest       33,575          29,136
   Gains on sale of real estate assets                               (2,533)           (191)
   Minority interests of unitholders in operating partnership           668             883
   Extraordinary items - early extinguishment of debt                   228               -
                                                                ----------------------------
Funds from operations - basic                                       $41,110         $40,471
                                                                ============================

Distributions to preferred shareholders - Series D (Convertible)      3,825           3,785
                                                                ----------------------------
Funds from operations - diluted                                     $44,935         $44,256
                                                                ============================

Weighted average number of common shares, OP Units
    and common equivalents outstanding                              122,857         124,833

Results of Operations

United Dominion's net income is primarily generated from the operations of its apartment communities. The following table summarizes the operating performance for United Dominion's apartment portfolio for each period (dollars in thousands):

                                                    Three Months Ended
                                                         March 31,
                                              ----------------------------------
All Communities                                2000          1999       % Change
--------------------------------------------------------------------------------
Property rental income                      $ 153,657     $ 153,420        0.2%
Property rental expenses (excluding
   depreciation and amortization)             (59,819)      (61,076)      -2.1%
                                              ----------------------------------
Property operating income                     $93,838      $ 92,344        1.6%
                                              ==================================

Weighted average number of apartment homes     82,067        87,244       -5.9%
Physical occupancy                               93.7%         92.0%       1.7%


Apartment Community Operations

During the first quarter of 2000, all community property operating income increased $1.5 million or 1.6%. The strong increase in property operating income generated from our same community portfolio was partially offset by the loss of property operating income as a result of the Company's disposition program during the past several years.

United Dominion's same communities (those communities acquired, developed and stabilized prior to January 1, 1999 and held on January 1, 2000) provided 95% and 93% of its property operating income for the three months ended March 31, 2000 and 1999, respectively. During the first quarter of 2000, same community property operating income increased 4.7% or $4.1 million compared to the first quarter of 1999. The growth in property operating income resulted from a 4.1% or $5.8 million increase in property rental income for the same communities over the same period in the prior year. The increase was primarily driven by a 1.4% increase in physical occupancy coupled with a 2.6% increase in average monthly rental rates. During this same period, property operating expenses at these same communities increased 3.1%, or $1.7 million. The increase in property operating expenses was primarily due to (i) an increase in real estate taxes which are being accrued at higher rates in 2000 on the $1.4 billion of real estate acquired in 1998 in anticipation of property reassessment, (ii) an increase in casualty insurance costs largely as a result of hurricane losses incurred in North Carolina over the past five years, and (iii) an increase in personnel costs, primarily in the service area due to higher wages and healthcare costs. As a result of the increase in property rental income exceeding the increase in property operating expenses, the operating margin (property operating income divided by property rental income) at the same communities improved 0.4% to 61.6%.

The remaining 5% of United Dominion's property operating income during the first quarter of 2000 was generated from its non-mature communities (those communities acquired and developed during 1999 and the first quarter of 2000). Compared to the same period last year, additional property operating income of $2.1 million was generated by the successful lease-up of United Dominion's development communities which included 1,806 apartment homes constructed since January 1, 1999. In addition, the five communities with 1,230 apartment homes acquired by United Dominion during 1999 provided an additional $1.4 million of property operating income over the first quarter of 1999.

The $7.6 million increase in property operating income provided by the same communities, development communities and acquisition communities was offset by the loss of $6.1 million of property operating income due to the sale of 7,443 apartment homes for an aggregate sales price of $241.2 million during 1999. As a result of United Dominion's disposition program, the weighted average number of apartment homes declined 5.9% from the first quarter of 1999.

Real Estate Depreciation

Real estate depreciation increased $4.5 million or 15.4% for the three months ended March 31, 2000 over the same period last year. This increase is primarily attributable to two factors: (i) the catch up of depreciation expense on communities transferred from held for disposition to held for investment and
(ii) the impact of completed development communities on depreciation expense during the first quarter of 2000.

Interest Expense

Interest expense increased $996,000 for the three months ended March 31, 2000, over the same period last year as a result of a lower level of capitalized interest during the first quarter of 2000. Although the weighted average interest rate on the debt held by the company was slightly higher than it was during the same period last year, increasing from 7.4% in 1999 to 7.5% in 2000, the weighted average debt outstanding decreased from $2.2 billion in 1999 to $2.1 billion in 2000. The weighted average amount of debt employed during 2000 was lower as disposition proceeds were used to repay outstanding debt. For the three months ended March 31, 2000 and March 31, 1999, total interest capitalized was $1.0 million and $1.7 million, respectively.

General and Administrative

For the three months ended March 31, 2000, general and administrative expenses increased $394,000, or 11.3%, over 1999, reflecting a full year's impact of United Dominion's investment in professional staff, technology and scaleable accounting and information systems and the effect of additional franchise taxes in Tennessee as a result of a change in the state law regarding franchise taxes.

Inflation

United Dominion believes that the direct effects of inflation on United Dominion's operations have been inconsequential.

Information Technology

United Dominion is currently engaged in the development of an innovative on-site property management system (the "system") to enable management to capture, review and analyze data to a greater extent than is possible using available existing commercial software. United Dominion believes the new system will enable it to become a more efficient provider of a high quality living environment for its residents, and provide the scalability necessary to support future growth. These development activities are being conducted through a joint venture with another public multifamily real estate investment trust. A third multifamily real estate investment trust announced its intention to become a participant in the joint venture, which is expected to occur in the second quarter of 2000.

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

Neither United Dominion nor its joint venture partner has been engaged in the development of systems software. There are several risks associated with the development of the system for internal use, such as: (i) the inability to maintain the schedule or budget that has been projected for the development and implementation of the software, and (ii) the system may not have the functionality and efficiencies desired.

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

Effective January 1, 2001, a REIT can own 100% of the stock of a TRS. However, the legislation contains a number of safeguards that would limit the size of a TRS to ensure that REIT's remain focused on their core business of owning and operating real estate assets. Furthermore, the RMA changes the minimum distribution requirement from 95% to 90% of the REIT's taxable income. This will allow REIT's to retain a greater level of capital, which can be used to invest back into expenditures to maintain the quality of their real estate assets as well as repay outstanding debt.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

Information required by Item 3 regarding Quantitative and Qualitative Disclosure of Market Risk is included in Part I, Item 2 of this Form 10-Q included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     PART II

Item 1.   LEGAL PROCEEDINGS
---------------------------

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

Item 2. CHANGES IN SECURITIES
-----------------------------

         None

Item 3. DEFAULT UPON SENIOR SECURITIES
--------------------------------------

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

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

Exhibit           Description                                 Location
-------           --------------------------------------      ---------------------------------------------------
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

4(ii)(f)          364-day Credit Agreement dated              Exhibit 4(ii)(f) to the Company's Form 10-Q for
                  as of September 16, 1999, between           the quarter ended September 30, 1999.
                  the Company and certain subsidiaries
                  and a syndicate of banks represented
                  by Bank of America, N.A.

 10(i)            Employment Agreement between                Exhibit 10(i) to the Company's Annual Report
                  the Company and John P. McCann              on Form 10-K for the year ended December 31,
                  dated December 8, 1998.                     1998.

10(ii)            Employment Agreement between                Exhibit 10(ii) to the Company's Annual Report
                  the Company and John S. Schneider           on Form 10-K for the year ended December 31,
                  dated  December 8, 1998.                    1998.




10(iii)           Employment Agreement between                Exhibit 10(iii) to the Company's Annual Report
                  the Company and Richard Giannotti           on Form 10-K for the year ended December 31,
                  dated  December 8, 1998.                    1998.

10(iv)            Employment Agreement between                Exhibit 10(iv) to the Company's Quarterly Report
                  the Company and A. William Hamill           on Form 10-Q for the quarter ended September 30,
                  dated September 30, 1999.                   1999.

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

10(ix)            Description of Restricted Stock             Exhibit 10(ix) to the Company's Annual Report
                  Awards Program.                             on Form 10-K for the year ended December 31,
                                                              1999.

10(x)             Description of United Dominion              Exhibit 10(x) to the Company's Annual
                  Realty Trust, Inc. Shareholder              Report on Form 10-K for the year ended
                  Value Plan.                                 December 31, 1999.

10(xi)            Description of United Dominion              Exhibit 10(xi) to the Company's Annual
                  Realty Trust, Inc. Executive                Report on Form 10-K for the year ended
                  Deferral Plan.                              December 31, 1999.

10(xii)           Employment Agreement between                Exhibit 10(xii) to the Company's Annual
                  the Company and Curtis W. Carter            Report on Form 10-K for the year ended
                  dated December 8, 1998.                     December 31, 1999.

10(xiii)          Employment Agreement between                Exhibit 10(xiii) to the Company's Annual
                  the Company and Mark E. Wood                Report on Form 10-K for the year ended
                  dated March 21, 2000.                       December 31, 1999.



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

United Dominion Realty Trust, Inc.
          (registrant)



Date: May 12, 2000                             /s/  A. William Hamill
-----------------------                        ----------------------
                                                A. William Hamill
                                                Executive Vice President and
                                                       Chief Financial Officer


Date: May 12, 2000                             /s/ Robin R. Flanagan
-----------------------                        ---------------------
                                                Robin R. Flanagan
                                                Vice President and
                                                       Chief Accounting Officer