Form 10-Q
period 2000-06-30
UNITED DOMINION REALTY TRUST INC
filed 2000-08-11
CIK 74208

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

                  For the quarterly period ended June 30, 2000

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         Commission file number 1-10524
                                                -------


                       UNITED DOMINION REALTY TRUST, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

            Virginia                                              54-0857512
--------------------------------                             ------------------
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

                               Yes     X        No ______
                                    ------


                      APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 1, 2000:

Common Stock, $1 Par Value:  103,483,067

                       UNITED DOMINION REALTY TRUST, INC.
                                    FORM 10-Q
                                      INDEX




                                                                                                                       PAGE
                                                                                                                       ----


                      PART I - FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements (unaudited)

              Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999.............................        2

              Consolidated Statements of Operations for the three and six months ended June 30, 2000 and 1999...        3

              Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999.............        4

              Consolidated Statements of Shareholders' Equity for the six months ended June 30, 2000............        5

              Notes to Consolidated Financial Statements........................................................     6-11

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations........................................................................................    12-22

Item 3.       Quantitative and Qualitative Disclosures About Market Risk........................................       22


                      PART II - OTHER INFORMATION

Item 1.       Legal Proceedings..................................................................................      23

Item 2.       Changes in Securities..............................................................................      23

Item 3.       Defaults Upon Senior Securities....................................................................      23

Item 4.       Submission of Matters to a Vote of Security Holders................................................      23

Item 5.       Other Information..................................................................................      23

Item 6.       Exhibits and Reports on Form 8-K...................................................................   23-27

Signatures  .....................................................................................................      28




                       UNITED DOMINION REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except for share data)
                                   (Unaudited)


                                                                                         June 30,              December 31,
                                                                                           2000                    1999
                                                                                           ----                    ----

             ASSETS

             Real estate owned:
                 Real estate held for investment (Note 2)                              $  3,792,850      $    3,577,848
                      Less: accumulated depreciation                                       (457,452)           (373,164)
                                                                                       ------------      --------------
                                                                                          3,335,398           3,204,684
                 Real estate under development                                               66,917              91,914
                 Real estate held for disposition
                    (net of accumulated depreciation of $8,781 and $22,700) (Note 3)         43,909             260,583
                                                                                       ------------      --------------
                 Total real estate owned, net of accumulated depreciation                 3,446,224           3,557,181
             Cash and cash equivalents                                                        9,338               7,678
             Restricted cash                                                                 54,304              56,969
             Deferred financing costs                                                        15,497              13,511
             Investment in unconsolidated joint ventures (Note 7)                            10,865               2,614
             Other assets                                                                    49,500              50,364
                                                                                       ------------      --------------
                 Total assets                                                          $  3,585,728      $    3,688,317
                                                                                       ============      ==============

             LIABILITIES AND SHAREHOLDERS' EQUITY

             Secured debt (Note 4)                                                     $    927,709      $    1,000,136
             Unsecured debt (Note 5)                                                      1,147,416           1,127,169
             Real estate taxes payable                                                       35,598              30,887
             Accrued interest payable                                                        19,816              17,867
             Security deposits and prepaid rent                                              21,977              20,738
             Distributions payable                                                           36,562              36,020
             Accounts payable, accrued expenses and other liabilities                        38,527              51,121
                                                                                       ------------      --------------
                 Total liabilities                                                        2,227,605           2,283,938

             Minority interests                                                              91,239              94,167

             Shareholders' equity
                 Preferred stock, no par value; $25 liquidation preference,
                   25,000,000 shares authorized;
                      4,145,020 shares 9.25% Series A Cumulative
                         Redeemable issued and outstanding                                  103,626             104,214
                         (4,168,560 in 1999)
                      5,581,489 shares 8.60% Series B Cumulative
                         Redeemable issued and outstanding                                  139,537             148,658
                         (5,946,300 in 1999)
                      8,000,000 shares 7.50% Series D Cumulative
                         Convertible Redeemable issued
                         and outstanding (8,000,000 in 1999)                                175,000             175,000
                 Common stock, $1 par value; 150,000,000 shares authorized
                      103,487,168 shares issued and outstanding (102,740,777 in 1999)       103,487             102,741
                 Additional paid-in capital                                               1,091,887           1,083,687
                 Distributions in excess of net income                                     (338,079)           (296,030)
                 Deferred compensation - unearned restricted stock awards                      (899)               (305)
                 Notes receivable from officer-shareholders                                  (7,675)             (7,753)
                                                                                       ------------      --------------
                 Total shareholders' equity                                               1,266,884           1,310,212
                                                                                       ------------      --------------
                 Total liabilities and shareholders' equity                            $  3,585,728      $    3,688,317
                                                                                       ============      ==============


          See accompanying notes to consolidated financial statements.



                     UNITED DOMINION REALTY TRUST, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)
                                 (Unaudited)

                                                            Three Months Ended June 30,   Six Months Ended June 30,
                                                                  2000         1999         2000         1999
                                                                  ----         ----         ----         ----


REVENUES
      Rental income                                            $ 155,144    $ 154,430    $ 309,202    $ 308,221
      Non-property income                                          1,980          483        3,049          930
                                                               ---------    ---------    ---------    ---------
            Total revenues                                       157,124      154,913      312,251      309,151

EXPENSES
      Rental expenses:
            Real estate taxes and insurance                       17,684       16,515       35,167       32,510
            Personnel                                             16,586       16,411       33,024       33,039
            Repair and maintenance                                 9,130       10,448       17,662       19,705
            Utilities                                              6,197        7,390       12,731       15,639
            Administrative and marketing                           6,065        6,432       11,966       12,435
            Property management                                    4,760        4,784        9,404        9,296
            Other operating                                          331          281          755          678
      Real estate depreciation                                    44,054       31,465       77,958       60,857
      Interest                                                    39,752       38,918       78,826       76,997
      Impairment loss on real estate and investments                   -        7,100            -        7,100
      General and administrative                                   3,698        2,750        7,568        6,444
      Other depreciation and amortization                          1,250        1,030        2,453        2,121
                                                               ---------    ---------    ---------    ---------
            Total expenses                                       149,507      143,524      287,514      276,821
                                                               ---------    ---------    ---------    ---------

Income before gains on sales of investments, minority
interests and extraordinary item                                   7,617       11,389       24,737       32,330
Gains on sales of investments                                      5,928       32,214        8,461       32,405
                                                               ---------    ---------    ---------    ---------
Income before minority interests and extraordinary item           13,545       43,603       33,198       64,735
Minority interests of outside partners                              (560)        (214)        (737)        (381)
Minority interests of unitholders in operating partnerships         (294)      (3,098)        (962)      (3,981)
                                                               ---------    ---------    ---------    ---------
Income before extraordinary item                                  12,691       40,291       31,499       60,373
Extraordinary item - early extinguishment of debt                    586          509          358          509
                                                               ---------    ---------    ---------    ---------
Net income                                                        13,277       40,800       31,857       60,882
Distributions to preferred shareholders -
     Series A and B                                               (5,396)      (5,653)     (10,979)     (11,306)
Distributions to preferred shareholders -
     Series D (Convertible)                                       (3,825)      (3,787)      (7,650)      (7,573)
Discount on preferred share repurchases                            2,177            -        2,177            -
                                                               ---------    ---------    ---------    ---------
Net income available to common shareholders                    $   6,233    $  31,360    $  15,405    $  42,003
                                                               =========    =========    =========    =========



Earnings per common share (Note 6):
      Basic                                                    $    0.06    $    0.30    $    0.15    $    0.40
                                                               =========    =========    =========    =========
      Diluted                                                  $    0.06    $    0.30    $    0.15    $    0.40
                                                               =========    =========    =========    =========

Common distributions declared per share                        $  0.2675    $  0.2650    $  0.5350    $  0.5300
                                                               =========    =========    =========    =========


Weighted average number of common shares outstanding-basic       103,271      104,324      103,087      104,274
Weighted average number of common shares outstanding-diluted     103,470      104,338      103,258      104,284




          See accompanying notes to consolidated financial statements.

                       UNITED DOMINION REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



              Six Months Ended June 30,                                                        2000                       1999
              -----------------------------------------------------------------------------------------------------------------
              OPERATING ACTIVITIES
                   Net income                                                                  $ 31,857                 $ 60,882
                   Adjustments to reconcile net income to cash provided
                        by operating activities:
                        Depreciation and amortization                                            80,411                   62,978
                        Minority interests                                                        1,699                    4,362
                        Impairment loss on real estate owned                                          -                    7,100
                        Extraordinary item-early extinguishment of debt                            (358)                    (509)
                        Amortization of deferred financing costs and other                        2,153                    1,729
                        Gains on sales of investments                                            (8,461)                 (32,405)
                        Changes in operating assets and liabilities:
                             Decrease in operating liabilities                                   (5,098)                 (14,325)
                             Decrease/(increase) in operating assets                                400                   (9,151)
                                                                                               --------                   ------
              Net cash provided by operating activities                                         102,603                   80,661

              INVESTING ACTIVITIES
                   Proceeds from sales of investments                                            87,083                   99,790
                   Proceeds received for excess expenditures over
                    investment contribution in development joint venture                         34,215                        -
                   Development of real estate assets                                            (54,646)                 (56,597)
                   Capital expenditures - real estate assets, net of escrow
                     reimbursements                                                             (16,060)                 (32,529)
                   Acquisition of real estate assets                                            (14,765)                 (26,250)
                   Capital expenditures - non real estate assets                                 (2,233)                  (3,155)
                   Funds held in escrow from tax free exchanges pending the
                    acquisition of real estate                                                       -                   (32,936)
                   Net cash paid in connection with mergers                                          -                    (4,331)
                   Other                                                                             -                     1,132
                                                                                               -------                    ------
              Net cash provided by/(used in) investing activities                                33,594                  (54,876)

              FINANCING ACTIVITIES
                   Net reduction in secured debt                                                (71,875)                 (21,993)
                   Net increase in unsecured debt                                                20,650                   73,727
                   Payment of financing costs                                                    (3,807)                  (4,790)
                   Proceeds from the issuance of common stock                                     7,429                    8,685
                   Distributions paid to minority interests                                      (4,785)                  (7,026)
                   Distributions paid to preferred shareholders                                 (18,555)                 (16,078)
                   Distributions paid to common shareholders                                    (55,277)                 (52,787)
                   Repurchase of common and preferred stock                                      (8,317)                  (3,070)
                                                                                               --------                 ---------
              Net cash (used in) financing activities                                          (134,537)                 (23,332)

              Net increase in cash and cash equivalents                                           1,660                    2,453
              Cash and cash equivalents, beginning of period                                      7,678                   26,081
                                                                                                -------                   ------
              Cash and cash equivalents, end of period                                         $  9,338                 $ 28,534
                                                                                               ========                 ========
              SUPPLEMENTAL INFORMATION:
                   Interest paid during the period                                             $ 76,399                 $ 84,975
                   Conversion of operating partnership units to common stock                        626                    1,005
                   Issuance of restricted stock awards                                              829                      476
                   Non-cash transactions associated with the acquisition of properties:
                        Secured debt assumed                                                     10,130                        -



          See accompanying notes to consolidated financial statements.

                       UNITED DOMINION REALTY TRUST, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         Six Months Ended June 30, 2000
                      (In thousands, except per share data)
                                   (Unaudited)



PREFERRED STOCK
Balance, December 31, 1999                                                            $   427,872
    Repurchase of preferred stock                                                          (9,709)
                                                                                      -----------
Balance, June 30, 2000                                                                $   418,163
                                                                                      ===========

COMMON STOCK, $1 PAR VALUE
Balance, December 31, 1999                                                            $   102,741
    Issuance of common shares through dividend reinvestment and stock purchase plan           767
    Repurchase of common stock                                                                (26)
    Purchase of restricted stock awards                                                       (86)
    Issuance of restricted stock awards                                                        86
    Conversion of operating partnership units                                                   5
                                                                                      -----------
Balance, June 30, 2000                                                                $   103,487
                                                                                      ===========

ADDITIONAL PAID-IN CAPITAL
Balance, December 31, 1999                                                            $ 1,083,687
    Issuance of common shares through dividend reinvestment and stock purchase plan         6,547
    Repurchase of preferred stock                                                           2,478
    Repurchase of common stock                                                               (231)
    Issuance of common shares to employees, officers and director-shareholders                 37
    Adjustment for cash purchase and conversion of minority interests of
       unitholders in operating partnerships                                                 (631)
                                                                                      -----------
Balance, June 30, 2000                                                                $ 1,091,887
                                                                                      ===========

NOTES RECEIVABLE FROM OFFICER-SHAREHOLDERS
Balance, December 31, 1999                                                            $    (7,753)
    Principal repayments from officer-shareholders                                             78
                                                                                      -----------
Balance, June 30, 2000                                                                $    (7,675)
                                                                                      ===========

DISTRIBUTIONS IN EXCESS OF NET INCOME
Balance, December 31, 1999                                                            $  (296,030)
    Net income                                                                             31,857
    Common stock distributions declared ($.535 per share)                                 (55,277)
    Preferred stock distributions declared-Series A ($1.16 per share)                      (4,794)
    Preferred stock distributions declared-Series B ($1.08 per share)                      (6,185)
    Preferred stock distributions declared-Series D ($.96 per share)                       (7,650)
                                                                                      -----------
Balance, June 30, 2000                                                                $  (338,079)
                                                                                      ===========

DEFERRED COMPENSATION-UNEARNED RESTRICTED STOCK AWARDS
Balance, December 31, 1999                                                            $      (305)
    Issuance of restricted stock awards                                                      (829)
    Amortization of deferred compensation                                                     235
                                                                                      -----------
Balance, June 30, 2000                                                                $      (899)
                                                                                      ===========

TOTAL SHAREHOLDERS' EQUITY                                                            $ 1,266,884
                                                                                      ===========



          See accompanying notes to consolidated financial statements.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (UNAUDITED)


1.  Basis of Presentation

The accompanying consolidated financial statements include the accounts of United Dominion and its subsidiaries, including United Dominion Realty, L.P., (the "Operating Partnership"), and Heritage Communities L.P., (the "Heritage OP"), (collectively, "United Dominion"). As of June 30, 2000, there were 74,463,788 units in the Operating Partnership outstanding, of which, 67,624,603, or 90.8%, were owned by United Dominion and 6,839,185, or 9.2%, were owned by non-affiliated limited partners. As of June 30, 2000, there were 4,502,668 units in the Heritage OP outstanding, of which 3,839,330, or 85.3%, were owned by United Dominion and 663,338 units, or 14.7%, were owned by non-affiliated limited partners. The consolidated financial statements of United Dominion include the minority interests of the unitholders in the operating partnerships.

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

In the opinion of management, the consolidated financial statements reflect all adjustments which are necessary for the fair presentation of financial position at June 30, 2000 and results of operations for the interim periods ended June 30, 2000 and 1999. Such adjustments are normal and recurring in nature. All significant inter-company accounts and transactions have been eliminated in consolidation. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

2. Real Estate Held for Investment

At June 30, 2000 there are 286 communities with 79,206 apartment homes
classified as real estate held for investment.   The following table summarizes
the components of real estate held for investment at June 30, 2000 and December 31, 1999 (dollars in thousands):

                                                               June 30,         December 31,
                                                                 2000               1999
                                                            -----------        -----------
Land and land improvements                                   $  564,546         $  636,905
Buildings and improvements                                    3,037,692          2,767,940
Furniture, fixtures and equipment                               188,344            166,826
Construction in progress                                          2,268              6,177
                                                            -----------        -----------
Real estate held for investment                               3,792,850          3,577,848
Accumulated depreciation                                       (457,452)          (373,164)
                                                            -----------        -----------
Real estate held for investment, net
     of accumulated depreciation                             $3,335,398         $3,204,684
                                                            ===========        ===========

                      UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (UNAUDITED)


3.  Real Estate Held for Disposition

At June 30, 2000, United Dominion had eight communities with 1,428 apartment homes, three commercial properties and one parcel of land included in real estate held for disposition totaling $43.9 million, which is net of $8.8 million of accumulated depreciation. Certain assets are secured by mortgage indebtedness, which may be assumed by the purchaser or repaid from the net proceeds. Real estate held for disposition contributed property operating income (property rental income less property operating expense) of $2.7 million and $2.6 million for the six months ended June 30, 2000 and 1999, respectively. Properties held for disposition reflect properties management has committed to sell during the next twelve months.

The management of United Dominion periodically reviews its divestiture program, which is designed to better position the company for achieving more consistent earnings growth and increasing shareholder value over the long-term. The factors considered in these reviews include the age, quality and projected operating income of communities that might be sold, the expected market value for the communities, the estimated timing for completion of sales and the proforma effect of sales upon United Dominion's earnings and financial position. After a review undertaken in the second quarter of 2000, management transferred approximately $197 million of assets from real estate held for disposition to real estate held for investment and, as a result, approximately $10 million in catch up depreciation expense was recognized on the communities transferred. Also, during the second quarter 2000 review, management reaffirmed its objective to sell approximately $200 million of non-core properties during 2000.

4.  Secured Debt

Secured debt, which encumbers $1.8 billion or 45.0% of United Dominion's real estate owned, ($2.1 billion or 55.0% of United Dominion's real estate owned is unencumbered) consists of the following at June 30, 2000 (dollars in thousands):

                                                                                                             No. of
                                                                       Weighted Avg.     Weighted Avg.    Communities
                                           Principal  Outstanding      Interest Rate   Years to Maturity  Encumbered
                                    --------------------------------------------------------------------------------
                                              2000          1999              2000                2000         2000
--------------------------------------------------------------------------------------------------------------------
Fixed Rate Debt
Mortgage Notes Payable (a)                    $544,299  $  555,414             7.82%                6.4           82
Tax-Exempt Secured Notes Payable                95,968      96,699             6.92%               12.0           13
REMIC Financings                                53,267      59,167             7.82%                0.5           20
Secured Credit Facilities (b)                   57,000      57,000             6.65%               13.5           --
                                    --------------------------------------------------------------------------------
Total Fixed Rate Secured Debt                  750,534     768,280             7.62%                7.2          115

Variable Rate Debt
Secured Credit Facilities                      138,675     138,675             6.60%               13.5           19
Tax-Exempt Secured Notes Payable                19,916      66,616             4.81%               25.0            3
Mortgage Notes Payable                          18,584      26,565             7.40%               12.2            9
                                    --------------------------------------------------------------------------------
Total Variable Rate Secured Debt               177,175     231,856             6.48%               14.7           31
                                    --------------------------------------------------------------------------------
Total Secured Debt                            $927,709  $1,000,136             7.40%                8.7          146
                                    ================================================================================

(a) Includes fair value adjustments aggregating $13.1 million recorded in connection with the ASR Merger and the AAC Merger on March 27, 1998 and December 7, 1998, respectively.
(b) During 1999, United Dominion closed on a $200 million revolving credit facility with the Federal National Mortgage Association (the "FNMA Credit Facility"). At June 30, 2000, the FNMA Credit Facility had a weighted average floating rate of interest of 6.61%. In order to limit a portion of its interest rate exposure on the Credit Facility, United Dominion entered into three forward rate swap agreements. These agreements have an aggregate notional value of $57 million under which United Dominion pays a fixed rate of interest and receives a variable rate on the notional amount. The interest rate swap agreements effectively change United Dominion's interest rate exposure on $57 million of secured debt from a variable rate to a weighted average fixed rate of 6.65%.

                      UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (UNAUDITED)


Approximate principal payments due during each of the next five calendar years and thereafter, as of June 30, 2000, are as follows (dollars in thousands):

                         Amount
Year                    Maturing
---------------------------------
2000                     $ 46,893
2001                       95,512
2002                       52,625
2003                       49,229
2004                      125,707
Thereafter                557,743
                      -----------
   Total                 $927,709
                      ===========

5.  Unsecured Debt
A summary of unsecured debt at June 30, 2000 and December 31, 1999 is as follows (dollars in thousands):


                                                                 2000                1999
                                                              ----------          ----------
Commercial Banks
     Borrowings outstanding under an
      unsecured credit facility (a) (b)                       $  187,300          $  277,600

Senior Unsecured Notes - Other
     8.13% Senior Notes due November 2000                        144,260             146,150
     7.60% Medium-Term Notes due January 2002                     50,000              55,000
     7.65% Medium-Term Notes due January 2003 (c)                 10,000              10,000
     7.22% Medium-Term Notes due February 2003                    12,000              12,000
     5.05% City of Portland, OR Bonds due October 2003             7,345               7,345
     8.63% Notes due March 2003                                   99,000                  --
     7.98% Notes due March, 2000-2003 (d)                         22,371              29,800
     7.67% Medium-Term Notes due January 2004                     54,000              54,000
     7.73% Medium-Term Notes due April 2005                       22,400              23,400
     7.02% Medium-Term Notes due November 2005                    50,000              50,000
     7.95% Medium-Term Notes due July 2006                       108,155             120,340
     7.07% Medium-Term Notes due November 2006                    25,000              25,000
     7.25% Notes due January 2007                                110,825             111,825
     ABAG Tax-Exempt Bonds due August 2008                        46,700                  --
     8.50% Monthly Income Notes due November 2008                 58,233              59,778
     8.50% Debentures due September 2024 (e)                     135,398             140,000
     Other (f)                                                     4,429               4,931
                                                              ----------          ----------
                                                                 960,116             849,569
                                                              ----------          ----------
               Total Unsecured Debt                           $1,147,416          $1,127,169
                                                              ==========          ==========




(a) Weighted average interest rate of 7.6% and 6.7% at June 30, 2000 and December 31, 1999, respectively.

                      UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (UNAUDITED)


(b) As of June 30, 2000, United Dominion had three interest rate swap agreements associated with commercial bank borrowings with an aggregate notional value of $20 million under which United Dominion pays a fixed rate of interest and receives a variable rate of interest on the notional amounts. The interest rate swaps effectively change United Dominion's interest rate exposure on these borrowings from a variable rate to a weighted average fixed rate of approximately 7.2%.
(c) United Dominion has one interest rate swap agreement associated with these unsecured notes with an aggregate notional value of $10 million under which United Dominion pays a fixed rate of interest and receives a variable rate on the notional amount. The interest rate swap agreement effectively changes United Dominion's interest rate exposure on the $10 million from a variable rate to a fixed rate of 7.65%.
(d)  Payable annually in three equal principal installments of $7.4 million.
(e) Includes an investor put feature which grants a one-time option to redeem the debentures in September 2004.
(f) Includes $4.2 million and $4.6 million at June 30, 2000 and December 31, 1999, respectively, of deferred gains from the termination of interest rate risk management agreements.


6.    Earnings Per Share

Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potential common stock equivalents is determined using the treasury stock method based on United Dominion's average stock price. The early extinguishment of debt does not have an effect on the earnings per share calculation for the periods presented. The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

                                                               Three months ended                     Six months ended
                                                                     June 30,                              June 30,
                                                            2000                 1999               2000                 1999
                                                     -----------------------------------     -----------------------------------
Numerator for basic and diluted earnings per share-
  net income available to common shareholders              $  6,233             $ 31,360           $ 15,405             $ 42,003

Denominator:
Beginning denominator for basic earnings
   per share-weighted average common
   shares outstanding                                       103,388              104,324            103,204              104,274
Non-vested restricted stock                                    (117)                   -               (117)                   -
                                                     --------------      ---------------     --------------      ---------------
Denominator for basic earnings per share                    103,271              104,324            103,087              104,274
                                                     --------------      ---------------     --------------      ---------------

Non-vested restricted stock                                     117                    -                117                    -

Effect of dilutive securities:
Employee stock options                                           82                   14                 54                   10
                                                     --------------      ---------------     --------------      ---------------
Denominator for diluted earnings per share                  103,470              104,338            103,258              104,284
                                                     ==============      ===============     ==============      ===============
Basic earnings per share                                   $   0.06             $   0.30           $   0.15             $   0.40
                                                     ==============      ===============     ==============      ===============
Diluted earnings per share                                 $   0.06             $   0.30           $   0.15             $   0.40
                                                     ==============      ===============     ==============      ===============



The effect of the conversion of the operating partnership units and convertible preferred stock is not dilutive and is therefore not included in the following

                      UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (UNAUDITED)


calculations. If the operating partnership units were converted to common stock, the additional shares of common stock outstanding for the three and six months ended June 30, 2000 and 1999 would be 7,502,546 and 7,503,058 for 2000 and
8,363,908 and 8,476,792 for 1999, respectively. If the convertible preferred stock was converted to common stock, the additional shares of common stock outstanding for the three and six months ended June 30, 2000 and 1999 would be 12,307,692 common shares.

7.     Investment in Unconsolidated Joint Ventures

At June 30, 2000, United Dominion's investment in unconsolidated joint ventures consists of a 25% partnership interest in a development joint venture in which the company is serving as the managing partner. No gain or loss was recognized on the company's contribution to the development joint venture. United Dominion has responsibility for the venture's operations and for the development of five apartment communities with a total of 1,438 homes for an aggregate total cost of approximately $105 million. During 1999, United Dominion entered into a joint venture with another public multifamily real estate company to develop a web-based apartment operating system. United Dominion's joint venture interest consists of a 40% limited liability company membership interest. The operating results for the joint ventures were not material for the six months ended
June 30, 2000. The following is a combined summary of the financial position of the joint venture entities for the date presented (dollars in thousands):

                                                      As of
                                                   June 30, 2000
                                                 ------------------
Assets:
Real estate, net                                        $51,712
Other assets                                             11,821
                                                     ----------
       Total assets                                     $63,533
                                                     ==========

Liabilities and partners' equity:
Mortgage notes payable                                  $16,436
Other liabilities                                         8,535
Partners' equity                                         38,562
                                                     ----------
       Total liabilities and  partners' equity         $63,533
                                                     ==========



8.    Impact of Recently Issued Standards

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133," which is required to be adopted
in years beginning after June 15, 2000.   Statement 133 will require United
Dominion to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will
be immediately recognized in earnings.   In June 2000, the Financial Accounting
Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of SFAS No. 133," which addresses the application of a limited number of Statement 133 issues. United Dominion currently plans to adopt this pronouncement effective January 1, 2001. United Dominion has not yet determined what the effect of Statement 133 will be on earnings and the financial position of United Dominion, however, management does not anticipate that the adoption of Statement 133 will have a material effect on earnings or the financial position of United Dominion.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements."
SAB 101 provides guidance on applying generally accepted accounting principles

                      UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (UNAUDITED)


to revenue recognition issues in financial statements. The Securities and Exchange Commission issued SAB 101B in June 2000 that further delays the effective date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Thus, United Dominion will adopt SAB 101 in the fourth quarter of 2000. Management does not anticipate that the adoption of SAB 101 will have a material effect on United Dominion's consolidated financial statements.

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

United Dominion is a real estate investment trust with activities related to the ownership, development, acquisition, renovation, management, marketing and strategic disposition of multifamily apartment communities nationwide. Management's strategy is to be a national, highly efficient provider of quality apartment homes. During the past several years, United Dominion has implemented this strategy through the acquisition of portfolios of higher quality communities, the disposition of non-strategic communities, a greater commitment to development and the upgrade of its core portfolio of apartment communities. Through a combination of dispositions and acquisitions over the past two years, United Dominion aggressively moved the company into better performing markets with attractive prospects for long-term growth. During this same period, more emphasis has been placed on higher quality development projects. This strategy resulted in the upgrade of the overall quality and average age of United Dominion's portfolio, which is now solidly positioned with "B" and "A" grade communities. United Dominion seeks to be a market leader by operating a sufficiently sized portfolio of apartments within each of its target markets in order to drive down operating costs through economies of scale and management efficiencies. United Dominion believes that geographic market diversification increases investment opportunities and decreases the risk associated with cyclical local real estate markets and economies.

At June 30, 2000, United Dominion owned 294 communities with 80,734 apartment homes nationwide, including 8 communities with 1,428 completed apartment homes included in real estate held for disposition and 100 recently completed apartment homes included in real estate under development.

The following table summarizes United Dominion's apartment market information by major and other geographic markets:


                                               As of June  30, 2000
                            ------------------------------------------------------
                                             No. of       % of        Carrying
                                No. of      Apartment   Carrying       Value
Area                          Properties      Homes      Value     (in thousands)
----------------------------------------------------------------------------------
Major Markets
-------------
Houston, TX                            25       6,228       6.1%     $  240,504
Dallas, TX                             14       4,533       5.7%        221,535
Phoenix, AZ                            10       3,460       5.1%        197,901
Orlando, FL                            14       4,140       5.1%        197,663
San Antonio, TX                        12       3,615       4.6%        181,791
Tampa, FL                              10       3,370       4.0%        154,944
Fort Worth, TX                         11       3,561       3.8%        147,317
Raleigh, NC                             9       2,951       3.7%        145,861
San Francisco, CA                       4         980       3.6%        139,128
Nashville, TN                          10       2,808       3.5%        136,289
Charlotte, NC                          11       2,710       3.4%        132,120
Columbus, OH                            5       2,175       3.1%        121,257
Memphis, TN                             7       2,196       2.7%        106,382
Monterey Peninsula, CA                 11       1,827       2.6%        103,626
Richmond, VA                            8       2,372       2.6%        103,023
South Florida                           6       1,638       2.6%        102,786
Greensboro, NC                          8       2,123       2.6%        102,409
Columbia, SC                            9       2,730       2.5%         97,854
Southern California                     5       1,414       2.3%         88,843
Wilmington, NC                          6       1,869       2.2%         87,845
Baltimore, MD                           8       1,788       2.2%         85,847
Atlanta, GA                             6       1,426       1.8%         69,580
Jacksonville, FL                        3       1,157       1.5%         57,015
Hampton Roads, VA                       6       1,437       1.4%         54,979
Sacramento, CA                          2         914       1.4%         52,881
Portland, OR                            4         996       1.2%         48,757
East Lansing, MI                        4       1,226       1.2%         47,599
Denver, CO                              2         876       1.2%         45,706
Fayetteville, NC                        3         884       1.1%         41,219
Detroit, MI                             4         744       1.0%         40,440
Fort Myers, FL                          2         556       1.0%         39,946
Washington, DC                          3         615       0.9%         35,800
Eastern Shore MD                        4         784       0.9%         35,016
Seattle, WA                             3         628       0.9%         33,272
Fredericksburg, VA                      2         556       0.8%         30,711
Austin, TX                              2         542       0.7%         26,907
Indianapolis, IN                        2         766       0.7%         26,343
Tacoma, WA                              2         429       0.6%         25,389
Daytona Beach, FL                       3         549       0.6%         24,551
Little Rock, AR                         2         512       0.6%         22,411
Albuquerque, NM                         3         530       0.5%         20,070
Jacksonville, NC                        3         653       0.5%         19,425
Dover, DE                               2         372       0.5%         17,791
Tucson, AZ                              2         408       0.3%         13,459
Dayton, OH                              2         240       0.3%         12,384
Pullman, WA                             2         334       0.3%         11,466
Roanoke, VA                             3         454       0.2%         10,486
Other Single Asset Markets             15       3,658       3.6%        141,812
                            ------------------------------------------------------
    Total Apartments                  294      80,734      99.7%     $3,900,340
                            ------------------------------------------------------
Commercial                              4         N/A       0.3%         12,117
                            ------------------------------------------------------
     Total                            298      80,734     100.0%     $3,912,457
                            ======================================================

                                  Six Months                          Three Months
                                     Ended                                Ended
                                 June 30, 2000                        June 30, 2000
                         ---------------------------------  -----------------------------------

                                              Average                             Average
                            Physical          Monthly           Physical          Monthly
Area                       Occupancy      Rental Rates (a)     Occupancy      Rental Rates (a)
----------------------------------------------------------  -----------------------------------
Major Markets
-------------
Houston, TX                        92.7%           $  590              93.3%           $  591
Dallas, TX                         95.1%              660              95.2%              661
Phoenix, AZ                        94.3%              670              93.5%              674
Orlando, FL                        94.3%              680              94.1%              682
San Antonio, TX                    93.7%              639              93.7%              640
Tampa, FL                          94.0%              675              94.2%              689
Fort Worth, TX                     95.9%              603              96.3%              613
Raleigh, NC                        91.6%              702              91.9%              703
San Francisco, CA                  99.6%            1,537              99.6%            1,556
Nashville, TN                      93.8%              717              94.7%              725
Charlotte, NC                      91.8%              679              93.8%              675
Columbus, OH                       95.1%              646              95.0%              646
Memphis, TN                        94.8%              597              95.2%              598
Monterey Peninsula, CA             92.9%              813              95.9%              821
Richmond, VA                       95.9%              675              95.9%              679
South Florida                      92.3%              840              91.7%              844
Greensboro, NC                     92.9%              629              93.1%              630
Columbia, SC                       92.2%              543              93.0%              544
Southern California                95.0%              794              94.0%              803
Wilmington, NC                     88.6%              644              89.8%              644
Baltimore, MD                      97.5%              722              97.8%              724
Atlanta, GA                        93.8%              711              93.9%              714
Jacksonville, FL                   90.2%              647              89.8%              650
Hampton Roads, VA                  96.2%              623              96.0%              628
Sacramento, CA                     97.6%              664              96.9%              668
Portland, OR                       92.6%              678              93.8%              677
East Lansing, MI                   93.0%              625              91.4%              626
Denver, CO                         94.0%              676              94.1%              681
Fayetteville, NC                   94.3%              589              95.3%              591
Detroit, MI                        96.4%              696              96.8%              699
Fort Myers, FL                     96.1%              774              94.8%              778
Washington, DC                     98.5%              807              98.4%              811
Eastern Shore MD                   95.4%              713              96.9%              715
Seattle, WA                        96.1%              694              96.2%              698
Fredericksburg, VA                 96.9%              717              97.6%              720
Austin, TX                         95.8%              642              96.6%              648
Indianapolis, IN                   92.2%              527              92.7%              527
Tacoma, WA                         92.0%              720              92.0%              725
Daytona Beach, FL                  94.9%              666              94.8%              670
Little Rock, AR                    96.1%              594              97.9%              594
Albuquerque, NM                    92.5%              520              93.5%              520
Jacksonville, NC                   93.8%              490              92.9%              493
Dover, DE                          96.6%              631              96.9%              633
Tucson, AZ                         93.4%              450              92.8%              452
Dayton, OH                         94.2%              683              95.5%              686
Pullman, WA                        86.9%              708              80.0%              704
Roanoke, VA                        92.9%              477              92.7%              478
Other Single Asset Markets         94.0%              575              94.5%              577
                         ---------------------------------  -----------------------------------
    Total Apartments               94.0%           $  666              94.3%           $  668
                         ---------------------------------  -----------------------------------
Commercial                          N/A               N/A               N/A               N/A
                         ---------------------------------  -----------------------------------
     Total                         94.0%           $  666              94.3%           $  668
                         =================================  ===================================

(a) Average monthly rental rates represent potential rent collections (gross potential rents less market adjustments) which approximate net effective rents. These average rent figures exclude development communities in lease-up.

Liquidity and Capital Resources

United Dominion's primary source of liquidity is its cash flow from operations as determined by rental rates, occupancy levels and operating expenses related to these apartment homes. United Dominion routinely uses its unsecured bank credit facility to temporarily fund certain investing and financing activities prior to arranging for longer-term financing. During the past several years, proceeds from the sales of real estate have been used for both investing and financing activity.

United Dominion regularly reviews its short and long-term liquidity requirements and considers the adequacy of its cash flow from operations as well as other liquidity sources to meet these requirements. United Dominion believes that it can fund its short-term liquidity needs such as normal recurring operating expenses, debt service payments, recurring capital expenditures and distributions to common and preferred shareholders through cash provided by operating activities and borrowings outstanding from our unsecured bank credit facility, as needed.

A significant portion of the proceeds from the sale of communities is used to reduce debt and, to a lesser extent, to buy back preferred stock and acquire real estate assets. Management recognizes that using proceeds in this manner to increase our financial flexibility will lessen the near-term earnings growth rate as the return on reinvested proceeds is less than the return on the properties sold; however, management strives to minimize this effect.

To facilitate future fund raising activities in the public capital markets, management believes that it is prudent to maintain shelf registration statement capacity. In this regard, United Dominion filed such a shelf registration statement in December 1999 providing for the issuance of up to $700 million in common shares, preferred shares and debt securities of which $600 million is available for future issuance.

Future Capital Needs

Future development expenditures are expected to be funded with proceeds from the sale of property and borrowings outstanding under our unsecured credit facility. Acquisition activity is expected to be primarily limited to the reinvestment of proceeds from the sale of property in order to defer large tax gains.

United Dominion has no significant maturities of debt until the fourth quarter of 2000 at which time a $144.3 million unsecured note payable and a $24.2 million secured note payable will mature. Management expects to repay the maturing unsecured debt from a variety of sources including proceeds from the company's disposition program, utilizing availability under our unsecured bank credit facility and the issuance of unsecured debt in the capital markets. We expect to refinance the maturing secured debt with debt of similar
characteristics at the then prevailing market rates.   The following table
outlines United Dominion's debt maturities over the next five years (dollars in thousands):

                                      Amount
Year                                 Maturing
----------------------------------------------------
2000                                      $  193,248
2001                                         105,274
2002                                         112,686
2003                                         375,036 (a)
2004                                         317,910
Thereafter                                   970,971
                                        ------------
    Total                                 $2,075,125
                                        ============

(a) Includes $187.3 million of unsecured bank debt (See discussion under "Unsecured Credit Facilities" that follows).

The following discussion explains the changes in net cash provided by operating activities, net cash used in investing activities and net cash used in financing activities which are presented in United Dominion's Consolidated Statements of Cash Flows.

Operating Activities

For the six months ended June 30, 2000, United Dominion's cash flow from operating activities was $102.6 million compared to $80.7 million for the same period last year. The increase is primarily due to the larger payment of accrued operating expenses during the first half of 1999, a portion of which related to the payment of expenses accrued in connection with the American Apartment Communities II merger on December 7, 1998.

Investing Activities

For the six months ended June 30, 2000, net cash provided by investing activities was $33.6 million compared to net cash used in investing activities of $54.9 million for the same period last year. Changes in the level of investing activities from period to period reflect the changing levels of United Dominion's acquisition, capital expenditure, development and disposition programs, as well as the impact of the capital market environment on these activities. The decrease in investing related expenditures reflect decreased acquisition activity and an increase in net proceeds received from the sale of investments, including funds held in escrow pending the acquisition of real estate. In addition, there was a net reduction in development expenditures as a result of the receipt of $34.2 million in connection with the consummation of a development joint venture in June 2000 (See discussion that follows under "Development Joint Venture").

Disposition of Investments

During the first half of 2000, United Dominion continued its strategy of selectively disposing of assets that are not in core markets, have a lower net operating income growth rate than the overall portfolio or no longer meet the operating and investment strategies of United Dominion.

For the six months ended June 30, 2000, United Dominion sold ten communities with 1,957 apartment homes, one commercial property and one parcel of land for an aggregate sales price of $87.8 million and recognized gains for financial
reporting purposes of $8.5 million.   Proceeds from the disposition program were
primarily used to strengthen the balance sheet by paying down debt and repurchasing shares of United Dominion's preferred stock.

United Dominion expects to sell approximately $200 million of real estate during 2000.

Real Estate under Development

Development activity is focused in core markets that have locally based
development teams and strong operations managers in place.   For the six months
ended June 30, 2000, United Dominion invested $54.6 million on development projects, including the acquisition of land.

The following projects are complete as of June 30, 2000:

                                               Development
                                 No. of           Costs         Cost Per         Date
                               Apt. Homes   (In thousands)        Home        Completed      % Leased
                             ------------   -------------    ------------   ------------   ------------
New Communities:
-----------------
   Ashton at  Waterford Lakes         292         $21,400         $73,300         Feb-00           95.2%
    Orlando, FL


Additional Phases:
------------------
   Dominion Crown Pointe II           220          14,100          64,100         Jun-00           71.4%
    Charlotte, NC
                             ------------   -------------    ------------
   Total                              512         $35,500         $69,300
                             ============   =============    ============

The following projects are under development at June 30, 2000:



                                       No. of   Completed     Cost to         Budgeted                     Expected
                                        Apt.       Apt.        Date            Cost          Est. Cost    Completion
                                        Homes     Homes    (In thousands)  (In thousands)     Per Home        Date
                                     --------   --------   ------------    -------------   ----------   ------------
New Communities:
------------------
   Dominion Place at Kildaire Farm       332        --        $ 5,300         $25,700         $77,400         1Q02
     Raleigh, NC
   The Vintage at Buttercup Creek        324        --          2,900          21,700          67,000         4Q01
     Austin, TX
                                 -----------   -----------  -------------  --------------  -----------
         Subtotal                        656        --          8,200          47,400          72,300
                                 -----------   -----------  -------------  --------------  -----------

Additional Phases:
   Ashlar II                             168       --           6,000          12,900          76,800         4Q00
    Fort Myers, FL
   Escalante II                          312      100          14,700          19,700          63,100         4Q00
    San Antonio, TX
   Greensview II                         192       --           1,000          16,700          87,000         4Q01
    Denver, CO
                                 -----------   -------      -------------  --------------  -----------
         Subtotal                        672      100          21,700          49,300          73,400
                                 -----------   -------      -------------  --------------  -----------
           Total                       1,328      100         $29,900         $96,700         $72,800
                                 ===========   =======      =============  ==============  ===========

In addition to the apartment homes under development at June 30, 2000, United Dominion has land held for future development with a carrying value of $37.0 million.

Development Joint Venture
On June 21, 2000, United Dominion completed the formation of a joint venture that will invest approximately $105 million to develop five apartment communities with a total of 1,438 apartment homes. United Dominion owns a 25% interest in the joint venture and is serving as the managing partner of the joint venture with responsibility for the venture's operations.

Prior to completing the joint venture, United Dominion had commenced construction on all five of the projects. Upon closing of the venture, United Dominion contributed the projects in return for its equity interest of approximately $8 million in the venture and was reimbursed for approximately $34 million of development outlays that were incurred prior to closing the joint venture. The proceeds received were used to reduce outstanding debt balances. In addition, during the second quarter of 2000, United Dominion recognized fee income of approximately $1.6 million for general contracting services provided by the company to the joint venture of which approximately $1 million related to construction activity prior to the second quarter of 2000.

The following joint venture projects are complete as of June 30, 2000:

                                         Development
                           No. of          Cost          Cost Per         Date
                         Apt. Homes    (In thousands)      Home        Completed      % Leased
                         ------------  --------------   ------------  -------------  ------------
New Communities:
    The Meridian                 250         $15,600        $62,400         Jun-00        100.0%
         Dallas, TX
                         ------------  --------------   ------------
            Total                250         $15,600        $62,400
                         ============  ==============   ============

The following joint venture projects are under development at June 30, 2000:


                          No. of                          Cost to        Budgeted                     Expected
                            Apt.        Completed           Date           Cost         Est. Cost    Completion
                           Homes        Apt. Homes     (In  thousands) (In thousands)   Per Home         Date
                         -----------  --------------   --------------  -------------  -------------  ------------
New Communities:
    Oaks at Weston              380              60          $16,600        $30,100        $79,200          2Q01
      Raleigh, NC
    Sierra Canyon               236              --            7,000         16,700         70,800          1Q01
      Phoenix, AZ
    Parke 33                    264              --            8,500         17,400         65,900          1Q01
      Lakeland, FL
    Mandolin                    308              --            4,100         22,100         71,700          3Q01
      Dallas, TX
                         -----------  --------------   --------------  -------------  -------------
            Total             1,188              60          $36,200        $86,300        $72,600
                         ===========  ==============   ==============  =============  =============

Acquisitions
During the six months ended June 30, 2000, United Dominion acquired one community with 267 apartment homes at a total cost (including closing costs) of $14.8 million which included the assumption of debt and the use of tax free exchange funds. During the remainder of 2000, United Dominion does not anticipate acquiring communities except to reinvest a portion of the proceeds from property dispositions in order to defer taxes on capital gains.

Capital Expenditures
United Dominion capitalizes those expenditures related to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

During the first six months of 2000, $17.5 million or $225 per home was spent on capital expenditures for United Dominion's same communities (those acquired or developed prior to January 1, 1999). These capital improvements included recurring capital expenditures, including floor coverings, HVAC equipment, roofs, appliances, landscaping, siding, parking lots and other non-revenue enhancing capital expenditures, which aggregated $10.9 million or $140 per home. In addition, non-recurring / revenue enhancing capital expenditures, including water sub-metering, gating and access systems, the additions of microwaves, washer-dryers, interior upgrades and new business and fitness centers totaled $6.6 million or $85 per home for the first six months of 2000. United Dominion will continue to selectively add revenue-enhancing improvements, which are budgeted to provide a high return on investment. Capital expenditures during 2000 are currently expected to be at levels somewhat below the levels in 1999.

Financing Activities
Net cash used in financing activities during the six months ended June 30, 2000 was $134.5 million compared to net cash used by financing activities of $23.3 million for the same period last year. For the six months ended June 30, 2000, as part of its plan to improve its balance sheet position, United Dominion used 80% of the proceeds from its disposition program to pay down secured and unsecured debt and to repurchase shares of preferred stock. The remaining 20% of the proceeds were used to complete 1031 exchanges.

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

For the six months ended June 30, 2000, United Dominion, using proceeds from its disposition program, repurchased $27.2 million of certain of its higher rate outstanding unsecured debt with a weighted average yield of 8.72%. In addition, the company was relieved of $9.7 million of mortgage debt and $22.8 million of revolving bank debt. During the remainder of the year, United Dominion expects to make further debt reductions as disposition activity increases.

United Dominion issued 768,355 shares of its common stock and received $7.3 million under its Dividend Reinvestment and Stock Purchase Plan during the first six months of 2000.

During the first six months of 2000, United Dominion paid distributions to its common shareholders and unitholders in its operating partnerships aggregating $60.1 million. The distribution to common shareholders and holders of operating partnership units equates to a dividend rate of $1.07 per share or unit. In addition, $18.6 million of preferred dividends were paid to Series A, B and D preferred shareholders.

In 1999, the Board of Directors approved the repurchase of up to $25 million of United Dominion's Series A and Series B Cumulative Redeemable Preferred Stock ($25 liquidation value) from time to time as market conditions permit. For the six months ended June 30, 2000, United Dominion repurchased 23,540 Series A preferred shares at an average price of $19.90 per share and 364,811 Series B preferred shares at an average price of $18.54 per share.

During the remainder of the year,  United Dominion  expects to continue to repay
debt  and   repurchase   preferred   stock  using  proceeds  from  its  property
dispositions.

Unsecured Credit Facilities
In June 2000, United Dominion closed on a $375 million thee-year unsecured revolving credit facility (the "Credit Facility") with a consortium of banks. The Credit Facility, which extends until August 2003, replaces two lines of credit that allowed the company to borrow in aggregate up to $310 million.

Under the Credit Facility, the company may borrow at a rate of LIBOR plus 100 basis points for LIBOR-based borrowings. This is equal to the rate the company was able to borrow under a $110 million line of credit arranged last year that was replaced by the new, expanded and longer-term Credit Facility. Under the agreement, we pay a facility fee, which is equal to 0.20% of the commitment. The Credit Facility is subject to customary financial covenants and limitations.

The following table summarizes our unsecured credit facility borrowings for the three and six months ended June 30, 2000 (dollars in thousands):

                                                     Three months ended       Six months ended
                                                       June 30, 2000            June 30, 2000
                                                   -----------------------  ----------------------
Total line of credit                                        $375,000                $375,000
Borrowings outstanding at end of period                     $187,300                $187,300
Maximum borrowings outstanding during the period            $245,000                $308,000
Weighted average daily borrowings outstanding               $201,641                $236,288
Weighted average daily nominal interest rate                   7.15%                   6.87%
Weighted average daily effective interest rate                 7.66%                   7.13%


Funds from Operations
Funds from operations ("FFO") is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from sales of property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. United Dominion computes FFO for all periods presented in accordance with the recommendations set forth by the National Association of Real Estate Investment Trusts October 1, 1999 White Paper. United Dominion considers FFO in evaluating property acquisitions and its operating performance, and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of United Dominion's operating performance and liquidity. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

The following table outlines United Dominion's FFO calculation for the three and six months ended June 30, 2000 (dollars in thousands):

                                                                        Three Months Ended    Six Months Ended
                                                                             June 30,             June 30,
                                                                       --------------------- --------------------
                                                                         2000       1999       2000      1999
                                                                       --------------------- --------------------

Net income                                                               $13,277    $40,800   $31,857    $60,882

Adjustments:
   Distributions to preferred shareholders                                (9,221)    (9,440)  (18,629)   (18,879)
   Real estate depreciation, net of outside partners' interest            43,612     31,114    77,188     60,251
   Gains on sale of real estate, net of outside partners' interest        (5,615)   (32,214)   (8,148)   (32,405)
   Minority interests of unitholders in operating partnership                294      3,098       962      3,981
   Extraordinary item-early extinguishment of debt                          (586)      (509)     (358)      (509)
   Impairment loss on real estate and investments                              0      7,100         0      7,100
                                                                       ---------- ---------- --------- ----------
   Funds from operations-basic                                           $41,761    $39,949   $82,872    $80,421
                                                                       ========== ========== ========= ==========

Adjustment:
   Distribution to preferred shareholders-Series D (Convertible)           3,825      3,787     7,650      7,573
                                                                       ---------- ---------- --------- ----------
   Funds from operations-diluted                                         $45,586    $43,736   $90,522    $87,994
                                                                       ========== ========== ========= ==========

Weighted average number of common shares and OP Units outstanding -
  basic                                                                  110,774    112,688   110,590    112,751
Weighted average number of common shares and  OP Units outstanding -
  diluted                                                                123,281    125,009   123,069    125,068

FFO per common share-basic                                               $  0.38    $  0.35   $  0.75    $  0.71
                                                                       ========== ========== ========= ==========
FFO per common share-diluted                                             $  0.37    $  0.35   $  0.74    $  0.70
                                                                       ========== ========== ========= ==========

The increase in FFO for the three and six months ended June 30, 2000 is primarily attributable to the net increase in property operating income generated from United Dominion's same communities and fee income recognized on the development joint venture as described below under "Apartment Community Operations."

Results of Operations
Net Income Available to Common Shareholders
Net income available to common shareholders decreased $25.1 million and $26.6 million for the three and six-month periods ended June 30, 2000 compared to the same periods last year. For the three and six months ended June 30, 1999, United Dominion recognized $32.2 million and $32.4 million of gains on the sales of investments compared to $5.9 million and $8.5 million for the comparable periods in 2000. In addition, real estate depreciation increased significantly for the three and six months ended June 30, 2000 as a result of the catch up of depreciation expense on communities transferred from real estate held for disposition to real estate held for investment and, to a lesser extent, the impact of completed development communities (see Note 2 to the Consolidated Financial Statements).

Apartment Community Operations
United Dominion's net income is primarily generated from the operations of its apartment communities. The following table summarizes the operating performance for United Dominion's apartment portfolio for each period (dollars in thousands):

                                           Three Months Ended                        Six Months Ended
                                                 June 30,                                 June 30,
                                      ----------------------------------   ----------------------------------
                                         2000        1999     % Change        2000        1999     % Change
                                      ----------------------------------   ----------------------------------
Total Apartment Homes
Property rental income                   $154,764    $154,064      0.5%       $308,422    $307,485      0.3%
Property rental expenses (excluding
   depreciation and amortization)         (60,197)    (61,763)    -2.5%       (119,614)   (122,444)    -2.3%
                                      ----------------------------------   ----------------------------------
Property operating income                 $94,567     $92,301      2.5%       $188,808    $185,041      2.0%
                                      ==================================   ==================================

Weighted average number of homes           81,606      86,979     -6.2%         81,830      87,208     -6.2%
Physical occupancy                          94.3%       92.3%      2.0%          94.0%       92.1%      1.9%


For the three and six months ended June 30, 2000, total apartment community property operating income increased $2.3 million or 2.5% and $3.8 million or 2.0%, respectively. The strong increase in property operating income generated from our same community portfolio was partially offset by the loss of property operating income as a result of the company's disposition program during the past year.

United Dominion's same communities (those communities acquired, developed and stabilized prior to January 1, 1999 and held on January 1, 2000 which consisted of 77,386 and 77,767 weighted average apartment homes for the three and six month comparative periods) provided 95% and 92% of its property operating income for the six months ended June 30, 2000 and 1999, respectively. During the first six months of 2000, same community property operating income increased 5.0% or $8.5 million compared to the first six months of 1999. The growth in property operating income resulted primarily from a 4.4% or $12.2 million increase in property rental income for the same communities over the same period in the prior year. The increase was primarily driven by a 1.6% increase in physical occupancy coupled with a 2.6% increase in average monthly rental rates. For the quarter, property operating income increased 5.2% or $4.4 million compared to the second quarter of 1999. The growth in property operating income resulted primarily from a 4.6% or $6.5 million increase in property rental income compared to the same period in the prior year, reflecting an increase in physical occupancy of 1.8% and a 2.6% increase in average monthly rental rates.

During the first half of 2000, property operating expenses at these same communities increased 3.4%, or $3.7 million. The increase in property operating expenses was primarily due to (i) an increase in real estate taxes which are being accrued at higher rates in 2000 on the $1.4 billion of real estate acquired in 1998 in anticipation of reassessments, (ii) an increase in casualty insurance costs largely as a result of hurricane losses incurred in North Carolina over the past five years, and (iii) an increase in personnel costs, primarily in the service area due to higher wages and healthcare costs. As a result of the increase in property rental income exceeding the increase in property operating expenses, the operating margin (property operating income divided by property rental income) at the same communities improved 0.3% to 61.3% for the six month period ended June 30, 2000. For the quarter, property operating expenses increased 3.7% or $2.0 million compared to the same period in the prior year for same reasons as mentioned above. The operating margin improved 0.4% to 61.1%.

The remaining 5% of United Dominion's property operating income during the first six months of 2000 was generated from its non-mature communities (those communities acquired and developed during 1999 and the first half of 2000). Non-mature property operating income was comprised primarily of $3.0 million and $5.3 million for the three and six month periods, respectively, generated by the successful lease-up of United Dominion's development communities which included

1,878 apartment homes constructed since January 1, 1999. In addition, the six communities with 1,497 apartment homes acquired by United Dominion during 1999 and 2000 provided an additional $1.8 million and $3.4 million of property operating income for the three and six months ended June 30, 2000, respectively.

The increase in property operating income provided by the same communities, development communities and acquisition communities since June 30, 1999, was offset by the loss of property operating income due to the disposition of 9,400 apartment homes during 1999 and 2000. As a result of United Dominion's disposition program, the weighted average number of apartment homes declined 6.2% from June 30, 1999.

Real Estate Depreciation
Real estate depreciation increased $12.6 million or 40.0% and $17.1 million or 28.1% for the three and six months ended June 30, 2000, respectively, over the same period last year. This increase is primarily attributable to the catch up of depreciation expense on communities transferred from real estate held for disposition to real estate held for investment and to a lesser extent, the impact of completed development communities (see Note 2 to the Consolidated Financial Statements).

Interest Expense
Interest expense increased $834,000 and $1.8 million for the three and six months ended June 30, 2000, respectively, over the same period last year. For the six month period, the weighted average amount of debt outstanding decreased 2.8% or $61.4 million from 1999 levels and the weighted average interest rate increased from 7.4% in 1999 to 7.5% in 2000. For the three month period, the weighted average amount of debt outstanding decreased 2.9% or $62.4 million in 2000 as compared to the same period in the prior year and the weighted average interest rate increased from 7.4% in 1999 to 7.6% in 2000. The weighted average amount of debt employed during 2000 was lower as disposition proceeds were used to repay outstanding debt. The increase in the average interest rate during 2000 reflects the reliance on higher rate short-term bank borrowings which had higher interest rates when compared to the same period in the prior year. For the three and six months ended June 30, 2000, total interest capitalized was $1.0 million and $2.0 million, respectively, compared to $1.5 million and $3.2 million, respectively, for the comparable periods last year.

General and Administrative
During the three and six months ended June 30, 2000, general and administrative expenses increased $948,000 or 34.5%, and $1.1 million or 17.4% over 1999, reflecting a full year's impact of United Dominion's investment in professional staff, technology and scaleable accounting and information systems and the effect of additional franchise taxes in Tennessee as a result of a change in the state law regarding franchise taxes.

Gains on Sales of Investments
For the three and six months ended June 30, 2000, United Dominion recognized gains for financial reporting purposes of $5.9 million and $8.5 million, respectively, compared to $32.2 million and $32.4 million for the comparable periods last year. Changes in the level of gains recognized from period to period reflect the changing level of United Dominion's divestiture activity from period to period as well as the extent of gains related to specific properties sold.

Discount on Preferred Share Repurchases
For the six months ended June 30, 2000, United Dominion recognized a $2.2 million discount on preferred share repurchases. The discount on preferred share repurchases represents the difference between the carrying value and the purchase price of the preferred shares.

Inflation
United Dominion believes that the direct effects of inflation on United Dominion's operations have been inconsequential. Substantially all of the company's leases are for a term of one year or less which generally minimizes United Dominion's risk from the adverse effects of inflation.

Information Technology
United Dominion is currently engaged in the development of a web-based apartment operating system (the "system") to enable management to capture, review and analyze data to a greater extent than is possible using available existing commerical software. United Dominion believes the new system will enable it to become a more efficient provider of a high quality living environment for its residents, and provide the scalability necessary to support future growth. These development activities are being conducted through a joint venture with two other public multifamily real estate investment trusts.

The system development process is currently managed by the employees of United Dominion and its joint venture partners who have significant related project management experience. The actual programming and documentation of the system is being conducted by employees and third party consultants under the supervision of these experienced project managers.

Current projections indicate that total development costs through the end of the year will be approximately $8.5 million (including hardware costs and expenses, the costs of employees and related overhead, and the costs of engaging third party consultants) and that United Dominion's share of such development costs will be approximately 45%. The system is currently projected to begin on-site testing (i.e., a "beta test") in December of 2000 and the first release is scheduled for initial implementation late in the first quarter of 2001.

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

                                    PART II

Item 1.   LEGAL PROCEEDINGS
---------------------------

     United Dominion and its subsidiaries are engaged in various litigations and have a number of unresolved claims pending, including, but not limited to, litigation concerning water billing activities. The ultimate liability in respect of such litigations and claims cannot be determined at this time. United Dominion is of the opinion that such liability, to the extent not provided for through insurance or otherwise, is not likely to be material in relation to the consolidated financial statements of United Dominion.

Item 2. CHANGES IN SECURITIES
-----------------------------

     None

Item 3. DEFAULT UPON SENIOR SECURITIES
--------------------------------------

     None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

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

Exhibit                Description                                            Location
---------  ------------------------------------          ---------------------------------------------------
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

4(ii)(f)   364-day Credit Agreement dated                Filed herewith.
           as of June 1, 2000, between
           the Company and certain subsidiaries
           and a syndicate of banks represented
           by Bank of America, N.A.

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

United Dominion Realty Trust, Inc.
----------------------------------
    (registrant)



Date: August 11, 2000             /s/  A. William Hamill
---------------------             ---------------------------------
                                  A. William Hamill
                                  Executive Vice President and
                                       Chief Financial Officer


Date: August 11, 2000             /s/ Robin R. Flanagan
---------------------             ---------------------------------
                                  Robin R. Flanagan
                                  Vice President and
                                       Chief Accounting Officer