Form 10-Q
period 2000-09-30
UNITED DOMINION REALTY TRUST INC
filed 2000-11-14
CIK 74208

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-Q

     FOR QUARTERLY AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

 [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                      OR

 [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the transition period from      to

                        Commission file number 1-10524

                               ----------------

                      UNITED DOMINION REALTY TRUST, INC.
            (Exact name of registrant as specified in its charter)

               Virginia                              54-0857512
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation of organization)               Identification No.)

                             400 East Cary Street,
                         Richmond, Virginia 23219-3802
               (Address of principal executive offices-zip code)

                                (804) 780-2691
             (Registrant's telephone number, including area code)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to filing requirements for at least the past 90 days. Yes [X] No [_]

                      APPLICABLE ONLY TO CORPORATE USERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 1, 2000:

                    Common Stock, $1 Par Value: 103,177,765

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       UNITED DOMINION REALTY TRUST, INC.

                                   FORM 10-Q
                                     INDEX

                                                                         PAGE
                                                                         -----
         PART I--FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements (unaudited)

         Consolidated Balance Sheets as of September 30, 2000 and
         December 31, 1999.............................................      3

         Consolidated Statements of Operations for the three and nine
         months ended September 30, 2000 and 1999......................      4

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2000 and 1999.............................      5

         Consolidated Statements of Shareholders' Equity for the nine
         months ended September 30, 2000...............................      6

         Notes to Consolidated Financial Statements....................   7-12

         Management's Discussion and Analysis of Financial Condition
 Item 2. and Results of Operations.....................................  13-24

 Item 3. Quantitative and Qualitative Disclosures About Market Risk....     25

         PART II--OTHER INFORMATION

 Item 1. Legal Proceedings.............................................     26

 Item 2. Changes in Securities.........................................     26

 Item 3. Defaults Upon Senior Securities...............................     26

 Item 4. Submission of Matters to a Vote of Security Holders ..........     26

 Item 5. Other Information.............................................     26

 Item 6. Exhibits and Reports on Form 8-K..............................  26-29

         Signatures....................................................  30-31

                      UNITED DOMINION REALTY TRUST, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except for share data)
                                  (Unaudited)

                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------- ------------
ASSETS
Real estate owned:
  Real estate held for investment (Note 2)..........  $3,748,936    $3,577,848
    Less: accumulated depreciation..................    (482,071)     (373,164)
                                                      ----------    ----------
                                                       3,266,865     3,204,684
  Real estate under development.....................      74,029        91,914
  Real estate held for disposition (net of
   accumulated depreciation of $6,817 and $22,700)
   (Note 3).........................................      19,830       260,583
                                                      ----------    ----------
      Total real estate owned, net of accumulated
       depreciation.................................   3,360,724     3,557,181
Cash and cash equivalents...........................      10,885         7,678
Restricted cash.....................................      51,875        56,969
Deferred financing costs............................      15,640        13,511
Investment in unconsolidated development joint
 venture (Note 4)...................................       8,125           --
Other assets........................................      60,175        52,978
                                                      ----------    ----------
      Total assets..................................  $3,507,424    $3,688,317
                                                      ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Secured debt (Note 5)...............................  $  913,362    $1,000,136
Unsecured debt (Note 6).............................   1,098,919     1,127,169
Real estate taxes payable...........................      41,207        30,887
Accrued interest payable............................      21,174        17,867
Security deposits and prepaid rent..................      22,107        20,738
Distributions payable...............................      36,437        36,020
Accounts payable, accrued expenses and other
 liabilities........................................      39,850        51,121
                                                      ----------    ----------
      Total liabilities.............................   2,173,056     2,283,938
Minority interests..................................      89,693        94,167
Shareholders' equity
  Preferred stock, no par value; $25 liquidation
   preference, 25,000,000 shares authorized;
    4,054,320 shares 9.25% Series A Cumulative
     Redeemable issued and outstanding (4,168,560 in
     1999)..........................................     101,358       104,214
    5,565,089 shares 8.60% Series B Cumulative
     Redeemable issued and outstanding (5,946,300 in
     1999)..........................................     139,127       148,658
    8,000,000 shares 7.50% Series D Cumulative
     Convertible Redeemable issued and outstanding
     (8,000,000 in 1999)............................     175,000       175,000
  Common stock, $1 par value; 150,000,000 shares
   authorized
   103,187,750 shares issued and outstanding
   (102,740,777 in 1999)............................     103,188       102,741
  Additional paid-in capital........................   1,089,026     1,083,687
  Distributions in excess of net income.............    (354,679)     (296,030)
  Notes receivable from officer-shareholders........      (7,561)       (7,753)
  Deferred compensation--unearned restricted stock
   awards...........................................        (784)         (305)
                                                      ----------    ----------
      Total shareholders' equity....................   1,244,675     1,310,212
                                                      ----------    ----------
      Total liabilities and shareholders' equity....  $3,507,424    $3,688,317
                                                      ==========    ==========

         See accompanying notes to consolidated financial statements.

                       UNITED DOMINION REALTY TRUST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except for share data)
                                  (Unaudited)

                                           Three Months
                                          Ended September    Nine Months Ended
                                                30,            September 30,
                                         ------------------  ------------------
                                           2000      1999      2000      1999
                                         --------  --------  --------  --------
REVENUES
Rental and other property income.......  $154,645  $155,523  $463,847  $463,745
Non-property income....................     1,383       701     4,432     1,631
                                         --------  --------  --------  --------
    Total revenues.....................   156,028   156,224   468,279   465,376
EXPENSES
Rental expenses:
  Real estate taxes and insurance......    17,042    15,207    52,209    47,717
  Personnel............................    16,311    17,308    49,335    50,347
  Repair and maintenance...............     9,905    10,735    27,568    30,440
  Utilities............................     6,857     7,468    19,588    23,107
  Administrative and marketing.........     6,121     6,583    18,110    19,018
  Property management..................     4,557     4,722    13,960    14,018
  Other operating......................       337       538     1,069     1,218
Real estate depreciation...............    37,349    29,957   115,305    90,814
Interest...............................    39,100    39,014   117,926   116,011
Impairment loss on real estate and
 investments...........................       --        --        --      7,100
General and administrative.............     7,266     3,065    14,834     9,509
Non real estate depreciation and
 amortization..........................       984     1,106     3,438     3,226
                                         --------  --------  --------  --------
    Total expenses.....................   145,829   135,703   433,342   412,525
                                         --------  --------  --------  --------
Income before gains on sales of
 investments, minority interests and
 extraordinary item....................    10,199    20,521    34,937    52,851
Gains on sales of depreciable
 property..............................    10,429        48    18,890    32,454
Gains on sales of land.................       832       --        832       --
                                         --------  --------  --------  --------
Income before minority interests and
 extraordinary item....................    21,460    20,569    54,659    85,305
Minority interests of unitholders in
 operating partnerships................      (798)     (251)   (1,760)   (4,232)
Minority interests of outside
 partners..............................      (388)     (276)   (1,126)     (657)
                                         --------  --------  --------  --------
Income before extraordinary item.......    20,274    20,042    51,773    80,416
Extraordinary item--early
 extinguishment of debt................       (91)     (166)      267       343
                                         --------  --------  --------  --------
Net income.............................    20,183    19,876    52,040    80,759
Distributions to preferred
 shareholders--Series A and B..........    (5,354)   (5,653)  (16,333)  (16,953)
Distributions to preferred
 shareholders--Series D (Convertible)..    (3,825)   (3,788)  (11,475)  (11,367)
Discount on preferred share
 repurchases...........................       157       --      2,334       --
                                         --------  --------  --------  --------
Net income available to common
 shareholders..........................  $ 11,161  $ 10,435  $ 26,566  $ 52,439
                                         ========  ========  ========  ========
Earnings per common share (Note 7):
  Basic................................  $   0.11  $   0.10  $   0.26  $   0.50
                                         ========  ========  ========  ========
  Diluted..............................  $   0.11  $   0.10  $   0.26  $   0.50
                                         ========  ========  ========  ========
Common distributions declared per
 share.................................  $ 0.2675  $ 0.2650  $ 0.8025  $ 0.7950
                                         ========  ========  ========  ========
Weighted average number of common
 shares outstanding--basic.............   103,258   103,439   103,160   103,897
Weighted average number of common
 shares outstanding--diluted...........   103,514   103,490   103,346   103,919

          See accompanying notes to consolidated financial statements.

                       UNITED DOMINION REALTY TRUST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                           ------------------
                                                             2000      1999
                                                           --------  --------
OPERATING ACTIVITIES
Net income................................................ $ 52,040  $ 80,759
Adjustments to reconcile net income to cash provided by
 operatimg activities:
  Depreciation and amortization...........................  118,743    94,040
  Impairment loss on real estate owned....................      --      7,100
  Gains on sales of investments...........................  (19,722)  (32,454)
  Minority interests......................................    2,886     4,889
  Extraordinary item-early extinguishment of debt.........     (267)     (343)
  Amortization of deferred financing costs and other......    4,219     2,613
  Changes in operating assets and liabilities:
    Increase in operating liabilities.....................    3,120     7,063
    Increase in operating assets..........................   (2,572)     (549)
                                                           --------  --------
      Net cash provided by operating activities...........  158,447   163,118
INVESTING ACTIVITIES
Proceeds from sales of investments........................  169,396   119,150
Proceeds received for excess expenditures over investment
 contribution in development joint venture................   33,412       --
Development of real estate assets.........................  (62,652)  (92,576)
Capital expenditures--real estate assets, net of escrow
 reimbursements...........................................  (35,012)  (46,136)
Acquisition of real estate assets.........................  (14,765)  (47,204)
Capital expenditures--non real estate assets..............     (889)   (5,180)
Funds held in escrow from tax free exchanges pending the
 acquisition of real estate...............................      --     (9,029)
Net cash paid in connection with mergers..................      --     (6,237)
Other.....................................................      --      1,132
                                                           --------  --------
      Net cash provided by/(used in) investing
       activities.........................................   89,490   (86,080)
FINANCING ACTIVITIES
Net decrease in secured debt..............................  (86,773)  (40,841)
Net (decrease)/increase in unsecured debt.................  (27,646)  100,504
Distributions paid to common shareholders.................  (82,494)  (80,823)
Distributions paid to preferred shareholders..............  (27,780)  (25,517)
Distributions paid to minority interests..................   (7,548)   (5,844)
Repurchase of common and preferred stock and operating
 partnership units........................................  (14,572)  (30,094)
Payment of financing costs................................   (5,441)   (6,649)
Proceeds from the issuance of common stock................    7,524    12,971
                                                           --------  --------
      Net cash (used in) financing activities............. (244,730)  (76,293)
Net increase in cash and cash equivalents.................    3,207       745
Cash and cash equivalents, beginning of period............    7,678    18,529
                                                           --------  --------
Cash and cash equivalents, end of period.................. $ 10,885  $ 19,274
                                                           ========  ========
SUPPLEMENTAL INFORMATION:
Interest paid during the period........................... $113,878  $117,506
Conversion of operating partnership units to common
 stock....................................................      241     1,005
Issuance of restricted stock awards.......................      831       --
Non-cash transactions associated with the acquisition of
 properties:
  Secured debt assumed....................................   10,130       --

          See accompanying notes to consolidated financial statements.

                       UNITED DOMINION REALTY TRUST, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      Nine Months Ended September 30, 2000
                     (In thousands, except per share data)
                                  (Unaudited)

PREFERRED STOCK
Balance, December 31, 1999......................................... $  427,872
  Repurchase of preferred stock....................................    (12,387)
                                                                    ----------
Balance, September 30, 2000........................................ $  415,485
                                                                    ==========
COMMON STOCK, $1 PAR VALUE
Balance, December 31, 1999......................................... $  102,741
  Issuance of common shares through dividend reinvestment and stock
   purchase plan...................................................        767
  Repurchase of common stock.......................................       (344)
  Purchase of restricted stock awards..............................        (86)
  Issuance of restricted stock awards..............................         86
  Issuance of common shares to employees, officers and director-
   shareholders....................................................          5
  Conversion of operating partnership units........................         19
                                                                    ----------
Balance, September 30, 2000........................................ $  103,188
                                                                    ==========
ADDITIONAL PAID-IN CAPITAL
Balance, December 31, 1999......................................... $1,083,687
  Issuance of common shares through dividend reinvestment and stock
   purchase plan...................................................      6,541
  Repurchase of preferred stock....................................      2,628
  Repurchase of common stock.......................................     (3,398)
  Issuance of common shares to employees, officers and director-
   shareholders....................................................         17
  Adjustment for cash purchase and conversion of minority interests
   of unitholders in operating partnerships........................       (449)
                                                                    ----------
Balance, September 30, 2000........................................ $1,089,026
                                                                    ==========
DISTRIBUTIONS IN EXCESS OF NET INCOME
Balance, December 31, 1999......................................... $ (296,030)
  Net income.......................................................     52,040
  Common stock distributions declared ($.803 per share)............    (82,881)
  Preferred stock distributions declared--Series A ($1.74 per
   share)..........................................................     (7,148)
  Preferred stock distributions declared--Series B ($1.61 per
   share)..........................................................     (9,185)
  Preferred stock distributions declared--Series D ($1.44 per
   share)..........................................................    (11,475)
                                                                    ----------
Balance, September 30, 2000........................................ $ (354,679)
                                                                    ==========
NOTES RECEIVABLE FROM OFFICER-SHAREHOLDERS
Balance, December 31, 1999......................................... $   (7,753)
  Principal repayments from officer-shareholders...................        192
                                                                    ----------
Balance, September 30, 2000........................................ $   (7,561)
                                                                    ==========
DEFERRED COMPENSATION-UNEARNED RESTRICTED STOCK AWARDS
Balance, December 31, 1999......................................... $     (305)
  Issuance of restricted stock awards..............................       (831)
  Amortization of deferred compensation............................        352
                                                                    ----------
Balance, September 30, 2000........................................ $     (784)
                                                                    ==========
TOTAL SHAREHOLDERS' EQUITY......................................... $1,244,675
                                                                    ==========

          See accompanying notes to consolidated financial statements.

                      UNITED DOMINION REALTY TRUST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000
                                  (UNAUDITED)

1. Basis of Presentation

  The accompanying consolidated financial statements include the accounts of United Dominion and its subsidiaries, including United Dominion Realty, L.P. (the "Operating Partnership"), and Heritage Communities L.P. (the "Heritage OP"), (collectively, "United Dominion"). As of September 30, 2000, there were 74,463,788 units in the Operating Partnership outstanding, of which 67,653,400, or 90.9%, were owned by United Dominion and 6,810,388, or 9.1%, were owned by non-affiliated limited partners. As of September 30, 2000, there were 4,529,876 units in the Heritage OP outstanding, of which 3,873,911, or 85.5%, were owned by United Dominion and 655,965, or 14.5%, were owned by non-affiliated limited partners. The consolidated financial statements of United Dominion include the minority interests of the unitholders in the operating partnerships.

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

  In the opinion of management, the consolidated financial statements reflect all adjustments which are necessary for the fair presentation of financial position at September 30, 2000 and results of operations for the interim periods ended September 30, 2000 and 1999. Such adjustments are normal and recurring in nature. All significant inter-company accounts and transactions have been eliminated in consolidation. The interim results presented are not necessarily indicative of results that can be expected for a full year.

  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates.

  Certain previously reported amounts have been reclassified to conform to the current financial statement presentation.

2. Real Estate Held for Investment

  At September 30, 2000 there are 279 communities with 77,348 apartment homes classified as real estate held for investment. The following table summarizes the components of real estate held for investment at September 30, 2000 and December 31, 1999 (dollars in thousands):

                                                    September 30, December 31,
                                                        2000          1999
                                                    ------------- ------------
   Land and land improvements......................  $  557,726    $  636,905
   Buildings and improvements......................   3,000,239     2,767,940
   Furniture, fixtures and equipment...............     187,388       166,826
   Construction in progress........................       3,583         6,177
                                                     ----------    ----------
   Real estate held for investment.................   3,748,936     3,577,848
   Accumulated depreciation........................    (482,071)     (373,164)
                                                     ----------    ----------
   Real estate held for investment, net of
    accumulated depreciation.......................  $3,266,865    $3,204,684
                                                     ==========    ==========

                      UNITED DOMINION REALTY TRUST, INC.

3. Real Estate Held for Disposition

  At September 30, 2000, United Dominion had four communities with 578 apartment homes, three commercial properties and one parcel of land included in real estate held for disposition totaling $19.8 million, which is net of $6.8 million of accumulated depreciation. Certain assets are secured by mortgage indebtedness, which may be assumed by the purchaser or repaid from the net proceeds. Real estate held for disposition contributed property operating income (property rental income less property operating expense) of $660,000 and $670,000 for the three months ended September 30, 2000 and 1999 and $2.1 million for the nine months ended September 30, 2000 and 1999. Properties held for disposition reflect properties management has committed to sell during the next twelve months.

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

4. Investment in Unconsolidated Joint Ventures

  At September 30, 2000, United Dominion's investment in unconsolidated joint ventures consisted of a 25% partnership interest in a development joint venture in which the company is serving as the managing partner. No gain or loss was recognized on the company's contribution to the development joint venture. United Dominion has responsibility for the venture's operations and for the development of five apartment communities with a total of 1,438 homes for an aggregate total cost of approximately $105 million. The operating results for the joint venture were not material for the nine months ended September 30, 2000. The following is a summary of the financial position of the joint venture for the date presented (dollars in thousands):


                                                                       As of
                                                                   September 30,
                                                                       2000
                                                                   -------------
   Assets:
     Real estate, net.............................................    $71,914
     Other assets.................................................      7,203
                                                                      -------
       Total assets...............................................    $79,117
                                                                      =======
   Liabilities and partners' equity:
     Mortgage notes payable.......................................    $35,786
     Other liabilities............................................     11,531
     Partners' equity.............................................     31,800
                                                                      -------
       Total liabilities and partners' equity.....................    $79,117
                                                                      =======

                      UNITED DOMINION REALTY TRUST, INC.

5. Secured Debt

  Secured debt, which encumbers $1.6 billion or 41.7% of United Dominion's real estate owned ($2.3 billion or 58.3% of United Dominion's real estate owned is unencumbered) consists of the following at September 30, 2000 (dollars in thousands):

                                  Principal                                        No. of
                                 Outstanding     Weighted Avg.   Weighted Avg.   Communities
                             ------------------- Interest Rate Years to Maturity Encumbered
                               2000      1999        2000            2000           2000
                             -------- ---------- ------------- ----------------- -----------
   Fixed Rate Debt
   Mortgage Notes Payable
    (a)....................  $521,188 $  555,414     7.80%            6.4             77
   Tax-Exempt Secured Notes
    Payable................    95,849     96,699     6.91%           11.7             13
   REMIC Financings........    23,892     59,167     7.01%            0.2             10
   Secured Credit
    Facilities (b).........    57,000     57,000     6.65%           13.3            --
                             -------- ----------     ----            ----            ---
   Total Fixed Rate Secured
    Debt...................   697,929    768,280     7.56%            7.5            100
   Variable Rate Debt
   Secured Credit
    Facilities.............   176,960    138,675     7.29%           13.6             22
   Tax-Exempt Secured Notes
    Payable................    19,916     66,616     5.68%           24.7              3
   Mortgage Notes Payable..    18,557     26,565     7.40%           12.0              5
                             -------- ----------     ----            ----            ---
   Total Variable Rate
    Secured Debt...........   215,433    231,856     7.15%           14.5             30
                             -------- ----------     ----            ----            ---
   Total Secured Debt......  $913,362 $1,000,136     7.46%            8.5            130
                             ======== ==========     ====            ====            ===

--------
(a) Includes fair value adjustments aggregating $12.1 million recorded in connection with the ASR Merger and the AAC Merger on March 27, 1998 and December 7, 1998, respectively.
(b) At September 30, 2000, United Dominion had $234.0 million outstanding under revolving credit facilities with the Federal National Mortgage Association (the "FNMA Credit Facilities"). At September 30, 2000, the FNMA Credit Facilities had a weighted average floating rate of interest of 7.14%. In order to limit a portion of its interest rate exposure on the FNMA Credit Facilities, United Dominion entered into three interest rate swap agreements. These agreements have an aggregate notional value of $57 million under which United Dominion pays a fixed rate of interest and receives a variable rate on the notional amount. The interest rate swap agreements effectively change United Dominion's interest rate exposure on $57 million of secured debt from a variable rate to a weighted average fixed rate of 6.65%.

  Approximate principal payments due during each of the next five calendar years and thereafter, as of September 30, 2000, are as follows (dollars in thousands):

                                                                         Amount
   Year                                                                 Maturing
   ----                                                                 --------
   2000................................................................ $ 26,063
   2001................................................................   66,375
   2002................................................................   52,585
   2003................................................................   49,186
   2004................................................................  123,311
   Thereafter..........................................................  595,842
                                                                        --------
     Total............................................................. $913,362
                                                                        ========

                      UNITED DOMINION REALTY TRUST, INC.

6. Unsecured Debt

  A summary of unsecured debt at September 30, 2000 and December 31, 1999 is as follows (dollars in thousands):

                                                             2000       1999
                                                          ---------- ----------
Commercial Banks
  Borrowings outstanding under an unsecured credit
   facility (a) (b)...................................... $  154,500 $  277,600
Senior Unsecured Notes -- Other
  8.13% Senior Notes due November 2000...................    140,885    146,150
  7.60% Medium-Term Notes due January 2002...............     48,750     55,000
  7.65% Medium-Term Notes due January 2003 (c)...........     10,000     10,000
  7.22% Medium-Term Notes due February 2003..............     12,000     12,000
  5.05% City of Portland, Oregon Bonds due October 2003..      7,345      7,345
  8.63% Notes due March 2003.............................     99,000        --
  7.98% Notes due March, 2000--2003 (d)..................     22,285     29,800
  7.67% Medium-Term Notes due January 2004...............     54,000     54,000
  7.73% Medium-Term Notes due April 2005.................     22,400     23,400
  7.02% Medium-Term Notes due November 2005..............     50,000     50,000
  7.95% Medium-Term Notes due July 2006..................    107,515    120,340
  7.07% Medium-Term Notes due November 2006..............     25,000     25,000
  7.25% Notes due January 2007...........................    110,825    111,825
  ABAG Tax-Exempt Bonds due August 2008 (e)..............     46,700        --
  8.50% Monthly Income Notes due November 2008...........     58,088     59,778
  8.50% Debentures due September 2024 (f)................    125,398    140,000
  Other (g)..............................................      4,228      4,931
                                                          ---------- ----------
                                                             944,419    849,569
                                                          ---------- ----------
  Total Unsecured Debt................................... $1,098,919 $1,127,169
                                                          ========== ==========

--------
(a) Weighted average interest rate of 7.5% and 6.7% at September 30, 2000 and December 31, 1999, respectively.
(b) As of September 30, 2000, United Dominion had three interest rate swap agreements associated with commercial bank borrowings with an aggregate notional value of $20 million under which United Dominion pays a fixed rate of interest and receives a variable rate of interest on the notional amounts. The interest rate swaps effectively change United Dominion's interest rate exposure on these borrowings from a variable rate to a weighted average fixed rate of approximately 7.2%.
(c) United Dominion has one interest rate swap agreement associated with these unsecured notes with an aggregate notional value of $10 million under which United Dominion pays a fixed rate of interest and receives a variable rate on the notional amount. The interest rate swap agreement effectively changes United Dominion's interest rate exposure on the $10 million from a variable rate to a fixed rate of 7.65%.
(d) Payable annually in three equal principal installments of $7.4 million.
(e) United Dominion has two interest rate swap agreements associated with these tax-exempt bonds with an aggregate notional value of $46.7 million under which United Dominion pays a variable rate of interest and receives a fixed rate on the notional amount. As of September 30, 2000, United Dominion paid a weighted average variable rate of 5.5% and received a weighted average fixed rate of 6.3%.
(f) Includes an investor put feature, which grants a one-time option to redeem the debentures in September 2004.
(g) Includes $4.0 million and $4.6 million at September 30, 2000 and December 31, 1999, respectively, of deferred gains from the termination of interest rate risk management agreements.

                      UNITED DOMINION REALTY TRUST, INC.

7. Earnings Per Share

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

                                             Three months
                                                 ended        Nine months ended
                                             September 30,      September 30,
                                           ------------------ ------------------
                                             2000      1999     2000      1999
                                           --------  -------- --------  --------
Numerator for basic and diluted earnings
 per share-net income available to common
 shareholders............................  $ 11,161  $ 10,435 $ 26,566  $ 52,439
Denominator:
Beginning denominator for basic earnings
 per share-weighted average common shares
 outstanding.............................   103,354   103,439  103,256   103,897
Non-vested restricted stock..............       (96)      --       (96)      --
                                           --------  -------- --------  --------
Denominator for basic earnings per
 share...................................   103,258   103,439  103,160   103,897
                                           --------  -------- --------  --------
Non-vested restricted stock..............        96       --        96       --
Effect of dilutive securities:
Employee stock options...................       160        51       90        22
                                           --------  -------- --------  --------
Denominator for diluted earnings per
 share...................................   103,514   103,490  103,346   103,919
                                           ========  ======== ========  ========
Basic earnings per share.................  $   0.11  $   0.10 $   0.26  $   0.50
                                           ========  ======== ========  ========
Diluted earnings per share...............  $   0.11  $   0.10 $   0.26  $   0.50
                                           ========  ======== ========  ========

  The effect of the conversion of the operating partnership units and convertible preferred stock is not dilutive and is therefore not included in the following calculations. If the operating partnership units were converted to common stock, the additional shares of common stock outstanding for the three and nine months ended September 30, 2000 and 1999 would be 7,489,450 and 7,498,455 for 2000 and 8,251,432 and 8,398,303 for 1999, respectively. If the convertible preferred stock were converted to common stock, the additional shares of common stock outstanding for the three and nine months ended September 30, 2000 and 1999 would be 12,307,692 common shares.

                       UNITED DOMINION REALTY TRUST, INC.

8. Contingencies

  During the third quarter of 2000, the company agreed to settle a class action lawsuit concerning water usage billing in Texas in the amount of $2.7 million. The settlement is subject to court approval. As a result of the settlement, the company accrued $2.7 million for the settlement amount and estimated fees. The company will pay the settlement amount when court approval is final. Individuals may opt out of the settlement and in the event that more than 125 persons opt out, United Dominion may elect to withdraw the settlement agreement. Management believes that the litigation will be resolved in accordance with the settlement agreement.

9. Impact of Recently Issued Standards

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an Amendment of FASB Statement No. 133," which is required to be adopted in years beginning after June 15, 2000. Statement 133 will require United Dominion to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective date of SFAS No. 133," which addresses the application of a limited number of Statement 133 issues. United Dominion will adopt this pronouncement effective January 1, 2001. The company has determined that the adoption of Statement 133 will not have a material effect on earnings or the financial position of United Dominion upon adoption.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Securities and Exchange Commission issued SAB 101B in June 2000 that further delays the effective date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Thus, United Dominion will adopt SAB 101 in the fourth quarter of 2000. Management does not anticipate that the adoption of SAB 101 will have a material effect on United Dominion's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Forward Looking Statements

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

 Overview

  United Dominion is a real estate investment trust (REIT) with activities related to the ownership, development, acquisition, renovation, management, marketing and strategic disposition of multifamily apartment communities nationwide. We believe that apartment communities are a more attractive investment opportunity compared to other types of real estate due to the broad resident base which results in relatively stable demand for apartments during real estate cycles. We also believe that geographic market diversification increases investment opportunities and decreases the risk associated with cyclical local real estate markets and economies.

 Strategic Plan

  From 1996 to 1998, United Dominion acquired other REIT's, private portfolios and individual communities, growing its portfolio from 34,000 to over 80,000 apartment homes, with an objective of being a national company and one of the larger apartment REIT's. In the latter part of this three year period, the company began to upgrade the portfolio to be solid B-grade and above. The upgrade process included the disposition of non-strategic communities, a greater commitment to development and the upgrade of the core portfolio of apartment communities. With this process complete, we have refined the objectives of our strategic plan in order to accelerate earnings growth while increasing the long-term profitability and financial flexibility of United Dominion. The refinement of our strategy includes the following key points:

  . We will continue to target the middle market customer in the renter-by-necessity customer segment. While we market to a broad range of renter groups, we will place special emphasis on two of the fastest growing renter groups which are the young households or "echo boomers" and the individuals employed in professional positions who have immigrated to the United States, particularly near high-tech centers.

  . We plan to channel new acquisition and development activity to locations inside the beltways and/or edge cities which is where we believe apartment demand will be greater and supply more constrained. We believe these locations will be more attractive to our target customers.

  . Our investments in acquisitions inside the beltways or in edge city locations rather than the newer suburbs will mean that more of our acquisitions will involve renovation and repositioning which was the cornerstone on which we originally built the company.

  . We have curtailed development activity in suburban, low barrier to entry markets and plan to sell our suburban development sites.

  . We have identified markets that we consider to have the most attractive investment opportunity for us and we plan to strengthen our presence in these markets to be a more significant factor and over time withdraw from markets which provide inadequate returns. These dispositions will likely occur over time and will be less dilutive because we will be selling higher quality assets while channeling our new investments into fewer markets. Given our portfolio size, in the normal course of business, United Dominion will have annual dispositions and reinvestments as it seeks to maximize the earnings potential of its portfolio.

  . We plan to use joint ventures to further our portfolio strategy. We expect to do most of our new development in a joint venture arrangement where we can generate development, general contacting and management fee income.

  . Management is focused on developing initiatives to enhance United Dominion's financial performance. As such, we will use technology to enable us to increase non-rental service revenues from our customers.

  Over the long-term, we believe that these strategic refinements will allow our portfolio and our company to have higher and more consistent earnings growth.

  At September 30, 2000, United Dominion owned 283 communities with 78,226 apartment homes nationwide, including 4 communities with 578 completed apartment homes included in real estate held for disposition and 300 recently completed apartment homes included in real estate under development.

  The following table summarizes United Dominion's apartment market information by major and other geographic markets:

                                                                          Nine Months Ended      Three Months Ended
                                    As of September 30, 2000              September 30, 2000     September 30, 2000
                          --------------------------------------------- ---------------------- ----------------------
                            No. of     No. of     % of                              Average                Average
                           Apartment  Apartment Carrying Carrying Value Physical    Monthly    Physical    Monthly
Area                      Communities   Homes    Value   (in thousands) Occupancy Rental Rates Occupancy Rental Rates
----                      ----------- --------- -------- -------------- --------- ------------ --------- ------------
Major Markets
Houston, TX.............       23       5,846      6.0%    $  231,409     92.8%      $  599      92.9%      $  604
Dallas, TX..............       14       4,533      5.7%       218,496     95.1%         660      95.2%         662
Phoenix, AZ.............       10       3,460      5.2%       198,924     93.7%         689      92.6%         696
Orlando, FL.............       14       4,140      5.2%       198,328     94.5%         682      94.8%         688
San Antonio, TX.........       12       3,755      4.8%       185,640     93.8%         641      94.0%         645
Tampa, FL...............       10       3,370      4.0%       155,481     94.4%         675      95.4%         674
Fort Worth, TX..........       11       3,561      3.8%       148,139     95.9%         607      96.0%         614
Raleigh, NC.............        9       2,951      3.8%       147,878     91.2%         704      90.3%         709
San Francisco, CA.......        4         980      3.6%       139,264     99.6%       1,568      99.4%       1,628
Charlotte, NC...........       10       2,710      3.5%       133,413     92.1%         677      92.8%         671
Columbus, OH............        5       2,175      3.2%       121,905     95.0%         655      94.9%         658
Nashville, TN...........        8       2,220      3.1%       117,839     94.3%         650      95.2%         641
Richmond, VA............        8       2,372      2.7%       105,085     96.3%         680      97.1%         690
Monterey Peninsula, CA..       11       1,827      2.7%       103,845     94.1%         821      96.7%         838
South Florida...........        6       1,638      2.7%       103,158     92.2%         844      92.0%         851
Greensboro, NC..........        8       2,123      2.7%       102,470     92.9%         630      92.8%         632
Memphis, TN.............        6       1,956      2.5%        97,789     95.0%         605      95.4%         623
Southern California.....        5       1,414      2.3%        89,152     95.0%         805      95.1%         828
Wilmington, NC..........        6       1,869      2.3%        88,059     89.6%         646      91.5%         649
Baltimore, MD...........        8       1,788      2.2%        86,083     97.8%         726      98.3%         735
Atlanta, GA.............        6       1,426      1.8%        69,828     94.3%         714      95.4%         721
Columbia, SC............        6       1,584      1.6%        61,375     92.9%         532      94.4%         511
Jacksonville, FL........        3       1,157      1.5%        57,153     90.3%         650      90.3%         654
Hampton Roads, VA.......        6       1,437      1.4%        55,227     96.1%         628      96.0%         637
Sacramento, CA..........        2         914      1.4%        53,054     97.6%         670      97.7%         681
Portland, OR............        4         996      1.3%        48,939     93.3%         678      94.7%         680
East Lansing, MI........        4       1,226      1.2%        47,734     92.4%         630      91.1%         641
Denver, CO..............        2         876      1.2%        46,547     93.8%         682      93.4%         695
Fort Myers, FL..........        2         616      1.2%        44,505     95.5%         777      94.3%         784
Fayetteville, NC........        3         884      1.1%        41,273     93.5%         592      92.0%         596
Detroit, MI.............        4         744      1.1%        40,604     96.6%         701      96.9%         709
Washington, DC..........        3         615      0.9%        35,912     98.5%         813      98.5%         825
Eastern Shore MD........        4         784      0.9%        35,147     96.3%         716      98.1%         722
Seattle, WA.............        3         628      0.9%        33,372     96.1%         697      96.1%         703
Fredericksburg, VA......        2         556      0.8%        30,768     97.1%         722      97.5%         731
Austin, TX..............        2         542      0.7%        28,577     96.0%         650      96.4%         664
Indianapolis, IN........        2         766      0.7%        26,392     91.5%         528      90.1%         531
Tacoma, WA..............        2         429      0.7%        25,558     92.5%         718      95.6%         715
Daytona Beach, FL.......        3         549      0.6%        24,603     94.7%         672      94.2%         682
Little Rock, AR.........        2         512      0.6%        22,572     96.7%         596      98.0%         600
Jacksonville, NC........        3         653      0.5%        19,464     94.4%         493      95.5%         499
Dover, DE...............        2         372      0.5%        17,794     96.4%         634      96.0%         640
Albuquerque, NM.........        2         426      0.4%        16,894     93.0%         522      94.1%         525
Tucson, AZ..............        2         408      0.4%        13,501     92.9%         451      91.9%         454
Dayton, OH..............        2         240      0.3%        12,413     94.1%         687      93.9%         694
Pullman, WA.............        2         334      0.3%        11,552     83.9%         828      78.0%         659
Roanoke, VA.............        3         454      0.3%        10,505     93.2%         478      93.6%         480
Other Single Asset
 Markets................       14       3,410      3.5%       133,950     94.1%         577      94.4%         580
                              ---      ------    -----     ----------     ----       ------      ----       ------
 Total Apartments.......      283      78,226     99.7%    $3,837,570     94.1%      $  667      94.4%      $  672
Commercial..............        4         N/A      0.3%        12,042      N/A          N/A       N/A          N/A
                              ---      ------    -----     ----------     ----       ------      ----       ------
 Total..................      287      78,226    100.0%    $3,849,612     94.1%      $  667      94.4%      $  672
                              ===      ======    =====     ==========     ====       ======      ====       ======

Liquidity and Capital Resources

  United Dominion's primary source of liquidity is its cash flow from operations as determined by rental rates, occupancy levels and operating expenses related to its apartment homes. United Dominion routinely uses its unsecured bank credit facility to temporarily fund certain investing and financing activities prior to arranging for longer-term financing. During the past several years, proceeds from the sales of real estate have been used for both investing and financing activities.

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

  We consider our liquidity and ability to generate cash from operations, dispositions and financings to be adequate to meet all of our cash flow needs in the foreseeable future (see "Financing Activities").

  A significant portion of the proceeds from the sale of communities has been used to reduce debt and, to a lesser extent, to buy back preferred and common stock and acquire real estate assets. Management recognizes that using proceeds in this manner to increase our financial flexibility will lessen the near-term earnings growth rate as the return on reinvested proceeds is less than the return on the properties sold; however, management strives to minimize this effect by reinvesting the proceeds through a combination of acquisitions, debt repayment and stock repurchases that minimizes the dilutive impact by managing the overall yield on reinvested funds.

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

 Future Capital Needs

  Future development expenditures are expected to be funded with proceeds from the sale of property and borrowings under our unsecured credit facility. Acquisition activity is expected to be primarily limited to the reinvestment of proceeds from the sale of property in order to defer large tax gains and reinvest in targeted markets.

  During the fourth quarter of 2000, United Dominion has debt maturities that include a $140.9 million unsecured note payable and a $23.9 million secured note payable. We expect to repay the maturing unsecured note with proceeds from a $100 million term bank loan currently being arranged and borrowings under our existing unsecured credit facility. The secured note payable is expected to be repaid using proceeds from additional borrowings under an existing revolving credit facility with the Federal National Mortgage Association and borrowings under our unsecured credit facility. During 2001, excluding amortizing debt balances, United Dominion has $58.5 million of maturing debt which we anticipate repaying using proceeds from the sales of apartment communities and/or borrowings under our unsecured credit facility. The following table outlines United Dominion's debt maturities over the next five years (dollars in thousands):

                                                                     Amount
   Year                                                             Maturing
   ----                                                            ----------
   2000........................................................... $  167,342
   2001...........................................................     74,608
   2002...........................................................    109,568
   2003...........................................................    340,264(a)
   2004...........................................................    303,514
   Thereafter.....................................................  1,016,985
                                                                   ----------
     Total........................................................ $2,012,281
                                                                   ==========

--------
(a) Includes $154.5 million of unsecured bank debt (see discussion under "Unsecured Credit Facilities" that follows).

  The following discussion explains the changes in net cash provided by operating activities, net cash used in investing activities and net cash used in financing activities which are presented in United Dominion's Consolidated Statements of Cash Flows.

 Operating Activities

  For the nine months ended September 30, 2000, United Dominion's cash flow from operating activities of $158.4 million was relatively flat compared to $163.1 million for the same period last year as the increase in operating income from United Dominion's apartment portfolio was offset by the decreased size of the portfolio due to the disposition program.

 Investing Activities

  For the nine months ended September 30, 2000, net cash provided by investing activities was $89.5 million compared to net cash used in investing activities of $86.1 million for the same period last year. Changes in the level of investing activities from period to period reflect United Dominion's strategy as it relates to acquisition, capital expenditure, development and disposition programs, as well as the impact of the capital market environment on these activities.

  During the nine months ended September 30, 2000, $51.3 million of additional asset sales were consummated compared to the same period last year. In accordance with our plan to increase our financial flexibility, a majority of the 2000 disposition proceeds were used for financing activities to reduce debt and repurchase preferred shares, with a smaller portion reinvested in acquisitions. In addition, there was a significant reduction in development expenditures as we scaled back our internal development programs. As a result of a development joint venture consummated during the second quarter, we received $33.4 million as reimbursement of development costs related to the projects United Dominion contributed (see discussion that follows under "Development Joint Venture").

 Disposition of Investments

  As part of our overall strategy, during the first nine months of 2000, United Dominion continued to selectively dispose of assets that no longer met the operating and investment strategies of the company. Proceeds from the disposition program were primarily used to strengthen the balance sheet by paying down debt and repurchasing shares of United Dominion's preferred stock. For the nine months ended September 30, 2000, United Dominion sold 20 communities with 4,649 apartment homes, one commercial property and a parcel of land for an aggregate sales price of approximately $174 million and recognized gains for financial reporting purposes of $19.7 million.

  We anticipate selling approximately $200 million of assets during 2000, using the proceeds to improve our financial flexibility and opportunistically reinvest a portion of the proceeds in acquisitions.

 Real Estate under Development

  Development activity has been focused in core markets that have strong operations managers in place. During the nine month period, United Dominion invested approximately $62.7 million on real estate projects.

  The following projects are complete as of September 30, 2000:

                                       Development    Cost
                          No. of Apt.     Costs        Per     Date
                             Homes    (In thousands)  Home   Completed % Leased
                          ----------- -------------- ------- --------- --------
New Communities:
  Ashton at Waterford
   Lakes
   Orlando, FL...........     292        $21,400     $73,300  Feb-00     99.3%
Additional Phases:
  Dominion Crown Pointe
   II
   Charlotte, NC.........     220         14,700      66,800  Jun-00     80.9%
                              ---        -------     -------
    Total................     512        $36,100     $70,500
                              ===        =======     =======

  The following projects were under development at September 30, 2000:

                                                    Cost to                      Est.    Expected
                          No. of Apt. Completed       Date      Budgeted Cost    Cost   Completion
                             Homes    Apt. Homes (In thousands) (In thousands) Per Home    Date
                          ----------- ---------- -------------- -------------- -------- ----------
New Communities:
  Dominion Place at
   Kildaire Farm
   Raleigh, NC..........       332       --         $ 7,000        $25,700     $77,400     1Q02
  Red Stone Ranch
    Austin, TX..........       324       --           4,500         21,700      67,000     4Q01
                             -----       ---        -------        -------     -------
   Subtotal.............       656       --          11,500         47,400      72,300
                             -----       ---        -------        -------     -------
Additional Phases:
  Ashlar II
   Fort Myers, FL.......       168        60         10,600         12,900      76,800     4Q00
  Escalante II
   San Antonio, TX......       312       240         17,400         19,700      63,100     4Q00
  Greensview II
   Denver, CO...........       192       --           1,700         16,700      87,000     4Q01
                             -----       ---        -------        -------     -------
   Subtotal.............       672       300         29,700         49,300      73,400
                             -----       ---        -------        -------     -------
   Total................     1,328       300        $41,200        $96,700     $72,800
                             =====       ===        =======        =======     =======

  In addition to the apartment homes under development at September 30, 2000, United Dominion has land held for future development with a carrying value of $32.9 million, a significant portion of which we expect to sell during 2001 as these locations do not meet the investment criteria outlined as a result of the refinement of our strategy. We anticipate funding approximately $50 million on internal development activity in 2001, which would include current development activity and two additional second phases at existing communities.

 Development Joint Venture

  On June 21, 2000, United Dominion completed the formation of a joint venture that will invest approximately $105 million to develop five apartment communities with a total of 1,438 apartment homes. United Dominion owns a 25% interest in the joint venture and is serving as the managing partner of the joint venture with responsibility for the venture's operations.

  Prior to completing the joint venture, United Dominion had commenced construction on all five of the projects. Upon closing of the venture, United Dominion contributed the projects in return for its equity interest of approximately $8 million in the venture and was reimbursed for approximately $33 million of development outlays that were incurred prior to closing the joint venture. The proceeds received were used to reduce outstanding debt balances. In addition, since the inception of the joint venture, United Dominion has recognized fee income of approximately $1.7 million for general contracting services provided by the company to the joint venture.

  The following joint venture projects are complete as of September 30, 2000:

                                       Development    Cost
                          No. of Apt.     Costs        Per     Date
                             Homes    (In thousands)  Home   Completed % Leased
                          ----------- -------------- ------- --------- --------
New Communities:
  The Meridian
   Dallas, TX............     250        $16,100     $64,400  Jun-00    100.0%
                              ---        -------     -------
    Total................     250        $16,100     $64,400
                              ===        =======     =======

  The following joint venture projects were under development at September 30, 2000:

                                                   Cost to                      Est.    Expected
                         No. of Apt. Completed       Date      Budgeted Cost    Cost   Completion
                            Homes    Apt. Homes (In thousands) (In thousands) Per Home    Date
                         ----------- ---------- -------------- -------------- -------- ----------
New Communities:
  Oaks at Weston
   Raleigh, NC..........      380       160        $22,800        $30,100     $79,200     2Q01
  Sierra Canyon
   Phoenix, AZ..........      236       --          11,000         16,700      70,800     1Q01
  Parke 33
   Lakeland, FL.........      264       112         15,500         17,400      65,900     1Q01
  Mandolin
   Dallas, TX...........      308       --           6,700         22,100      71,800     3Q01
                            -----       ---        -------        -------     -------
    Total...............    1,188       272        $56,000        $86,300     $72,600
                            =====       ===        =======        =======     =======

  As part of our strategy refinement, we anticipate using joint ventures with institutional partners to further our investments and portfolio strategy in the future.

 Acquisitions

  During the nine months ended September 30, 2000, United Dominion acquired one community with 267 apartment homes at a total cost (including closing costs) of $14.8 million which included the assumption of debt and the use of tax free exchange funds.

  During 2001, in order to complete 1031 exchange requirements, we expect to invest 25% to 30% of our disposition proceeds in our targeted markets. These acquisitions will focus on a product where there is the opportunity to add value by repositioning the property to be attractive to our target customer.

 Capital Expenditures

  United Dominion capitalizes those expenditures related to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

  During the first nine months of 2000, $29.3 million or $380 per home was spent on capital expenditures for United Dominion's same communities (those acquired or developed prior to January 1, 1999). These capital improvements included recurring capital expenditures, including floor coverings, HVAC equipment, roofs, appliances, landscaping, siding, parking lots and other non-revenue enhancing capital expenditures, which aggregated $18.2 million or $236 per home ($315 annualized). In addition, non-recurring/revenue enhancing capital expenditures, including water sub-metering, gating and access systems, the additions of microwaves, washer-dryers, interior upgrades and new business and fitness centers totaled $11.1 million or $144 per home ($192 annualized) for the first nine months of 2000. United Dominion will continue to selectively add revenue-enhancing improvements, which are budgeted to provide a high return on investment. Capital expenditures during 2000 are currently expected to be at levels somewhat below the levels in 1999.

 Financing Activities

  Net cash used in financing activities during the nine months ended September 30, 2000 was $244.7 million compared to net cash used by financing activities of $76.3 million for the same period last year. For the nine months ended September 30, 2000, as part of its plan to improve its balance sheet position, United Dominion used 89% of the proceeds from its disposition program to pay down secured and unsecured debt and to repurchase shares of common and preferred stock. The remaining 11% of the proceeds were used to complete 1031 exchanges.

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

  On September 28, 2000, United Dominion closed on the first part of a $56 million revolving credit facility (the "FNMA Credit Facility") with the Federal National Mortgage Association. The $38.3 million initially borrowed under the terms of the FNMA Credit Facility has an initial interest rate of 7.12%, which is fixed through April 1, 2001. The FNMA Credit Facility is for an initial term of five years, bears interest at a floating rate which can be fixed for periods of up to 270 days, and can be extended for an additional five or ten years at United Dominion's discretion. The proceeds from the FNMA Credit Facility were used to repay a $28.6 million REMIC financing that matured during the third quarter and the remaining proceeds were used to repay revolving bank debt. United Dominion plans to borrow the remaining $17.7 million during the fourth quarter to repay a maturing secured note.

  For the nine months ended September 30, 2000, using proceeds from its disposition program, United Dominion repurchased $42.5 million of certain of its higher rate outstanding unsecured debt with a weighted average yield of 8.55%. In addition, the company repaid $46.0 million of mortgage debt and $52.7 million of revolving bank debt. During the remainder of the year, United Dominion expects to make further debt reductions with disposition proceeds.

  During the first nine months of 2000, United Dominion paid distributions to its common shareholders and unitholders in its operating partnerships aggregating $90.0 million. The distribution to common shareholders and holders of operating partnership units equates to a dividend rate of $1.07 per share or unit. In addition, $27.8 million of preferred dividends were paid to Series A, B and D preferred shareholders.

  In 1999, the Board of Directors approved the repurchase of up to $25 million of United Dominion's Series A and Series B Cumulative Redeemable Preferred Stock ($25 liquidation value) from time to time as market conditions permit. For the nine months ended September 30, 2000, United Dominion repurchased 121,840 Series A preferred shares at an average price of $23.21 per share and 381,211 Series B preferred shares at an average price of $18.77 per share. Subsequent to September 30, 2000, United Dominion repurchased an additional 43,700 Series A preferred shares at an average price of $23.91 per share.

  In 1999, the Board of Directors authorized the repurchase of up to 5.5 million common shares, or 5% of the total outstanding common shares using disposition proceeds. As a result, during the nine-month period ended September 30, 2000, the company repurchased 339,559 common shares at an average price of $11.18 and repurchased 1,914 operating partnership units. As of September 30, 2000, approximately 2.5 million common shares remain available for purchase. Subsequent to September 30, 2000, the company repurchased an additional 187,500 shares of common stock at an average price of $9.64 per share.

  United Dominion issued 864,141 shares of its common stock and received $7.5 million under its Dividend Reinvestment and Stock Purchase Plan during the first nine months of 2000.

  In November 2000, the company intends to borrow up to $100 million in the form of an unsecured term loan from a consortium of banks. The term loan will initially mature in May 2003 but may be extended at the company's option for two additional twelve-month periods.

  On November 14, 2000, Standard & Poor's Corporation ("S&P") revised its ratings on certain issues of the company's outstanding debt to BBB- from BBB. In addition, S&P revised its ratings on the company's Series A and Series B preferred stock to BB+ from BBB-. These revisions will not trigger an increase in the borrowing rate under the company's $375 million three-year unsecured revolving credit facility that extends until August 2003 (see discussion under "Unsecured Credit Facilities" that follows). In addition, management does not believe that these revisions will prevent the company from completing the $100 million unsecured bank term loan currently being arranged or from accessing the public or private markets for either secured or unsecured financing.

 Unsecured Credit Facilities

  In June 2000, United Dominion closed on a $375 million three-year unsecured revolving credit facility (the "Credit Facility") with a consortium of banks. The Credit Facility, which extends until August 2003, replaces two lines of credit that allowed the company to borrow in aggregate up to $310 million.

  Under the Credit Facility, the company may borrow at a rate of LIBOR plus 100 basis points for LIBOR-based borrowings. This is equal to the rate the company was able to borrow under a $110 million line of credit arranged last year that was replaced by the new, expanded and longer-term Credit Facility. Under the agreement, the company pays a facility fee, which is equal to 0.20% of the commitment. The Credit Facility is subject to customary financial covenants and limitations.

  The following table summarizes our unsecured Credit Facility borrowings for the three and nine months ended September 30, 2000 (dollars in thousands):

                                                    Three months   Nine months
                                                        ended         ended
                                                    September 30, September 30,
                                                        2000          2000
                                                    ------------- -------------
Total line of credit...............................   $375,000      $375,000
Borrowings outstanding at end of period............   $154,500      $154,500
Maximum borrowings outstanding during the period...   $239,900      $308,000
Weighted average daily borrowings outstanding......   $197,220      $191,621
Weighted average daily nominal interest rate.......       7.60%         7.07%
Weighted average daily effective interest rate.....       7.71%         7.17%

 Funds from Operations

  Funds from operations ("FFO") is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from sales of depreciable property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. United Dominion computes FFO for all periods presented in accordance with the recommendations set forth by the National Association of Real Estate Investment Trusts October 1, 1999 White Paper. United Dominion considers FFO in evaluating property acquisitions and its operating performance, and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of United Dominion's operating performance and liquidity. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

  The following table outlines United Dominion's FFO calculation for the three and nine months ended September 30, 2000 (dollars in thousands):

                                           Three Months
                                              Ended         Nine Months Ended
                                          September 30,       September 30,
                                         -----------------  ------------------
                                           2000     1999      2000      1999
                                         --------  -------  --------  --------
Net income.............................  $ 20,183  $19,876  $ 52,040  $ 80,759
Adjustments:
  Distributions to preferred
   shareholders........................    (9,179)  (9,441)  (27,808)  (28,320)
  Real estate depreciation, net of
   outside partners' interest..........    36,987   29,651   114,174    89,902
  Gains on sales of investments, net of
   outside partners' interest..........   (10,424)     (48)  (18,572)  (32,454)
  Minority interests of unitholders in
   operating partnership...............       798      251     1,760     4,232
  Real estate depreciation related to
   unconsolidated entities.............        96       44       188       134
  Extraordinary items--early
   extinguishment of debt..............        91      166      (267)     (343)
  Impairment loss on real estate and
   investments.........................       --       --        --      7,100
                                         --------  -------  --------  --------
Funds from operations--basic...........  $ 38,552  $40,499  $121,515  $121,010
                                         ========  =======  ========  ========
Distributions to preferred
 shareholders--Series D (Convertible)..     3,825    3,788    11,475    11,367
                                         --------  -------  --------  --------
Funds from operations--diluted.........  $ 42,377  $44,287  $132,990  $132,377
                                         ========  =======  ========  ========
Weighted average number of common share
 and OP Units outstanding--basic.......   110,748  111,690   110,659   112,295
Weighted average number of common share
 and OP Units outstanding--diluted.....   123,312  124,050   123,152   124,625

 Results of Operations

 Net Income Available to Common Shareholders

  Net income available to common shareholders was relatively flat for the three months ended September 30, 2000 compared to the same period last year, increasing $0.7 million. Additional property operating income growth generated from the performance of the portfolio was offset by the decrease in the size of the portfolio due to the disposition program. Net income available to common shareholders decreased $25.9 million for the nine months ended September 30, 2000 compared to the same period last year. For the nine months ended September 30, 1999, United Dominion recognized $32.5 million of gains on the sales of investments compared to $19.7 million for the comparable period in 2000. In addition, real estate depreciation increased significantly for the nine months ended September 30, 2000 as a result of the recapture of depreciation expense on communities transferred from real estate held for disposition to real estate held for investment during the second quarter of 2000 and, to a lesser extent, the impact of completed development communities and capital expenditures (see Note 2 to the Consolidated Financial Statements).

 Apartment Community Operations

  United Dominion's net income is primarily generated from the operations of its apartment communities. The following table summarizes the operating performance for United Dominion's total apartment portfolio for each of the periods presented (dollars in thousands):

                              Three Months Ended            Nine Months Ended
                                September 30,                 September 30,
                          ---------------------------- ------------------------------
                            2000      1999    % Change   2000       1999     % Change
                          --------  --------  -------- ---------  ---------  --------
Property rental income..  $154,324  $155,200    (0.6)% $ 462,746  $ 462,685     0.0 %
Property rental expenses
 (excluding depreciation
 and amortization)......   (60,682)  (61,800)   (1.8)%  (180,295)  (184,254)   (2.1)%
                          --------  --------    ----   ---------  ---------    ----
Property operating
 income.................  $ 93,642  $ 93,400     0.3 % $ 282,451  $ 278,431     1.4 %
                          ========  ========    ====   =========  =========    ====
Weighted average number
 of homes...............    80,021    85,673    (6.6)%    81,221     86,590    (6.2)%
Physical occupancy......      94.4%     93.2%    1.2 %      94.1%      92.5%    1.6 %

  For the period ended September 30, 2000, total apartment community property operating income for the three month period remained relatively flat at $93.6 million compared to the same period last year due to a combination of higher expenses in the third quarter of 2000 and the impact of the disposition program. For the nine months ended September 30, 2000, the increase in property operating income generated from our same community portfolio was partially offset by the loss of property operating income as a result of the company's disposition program during the past year.

Same Communities

  United Dominion's same communities (those communities acquired, developed and stabilized prior to January 1, 1999 and held on January 1, 2000 which consisted of 75,990 and 77,170 weighted average apartment homes for the three and nine month comparative periods) provided 95% and 93% of its property operating income for the nine months ended September 30, 2000 and 1999, respectively.

  For the quarter, property operating income increased 2.9% or $2.4 million compared to the third quarter of 1999. The growth in property operating income resulted from a $5.7 million or 4.1% increase in property rental income which was driven by a $4.4 million or 3.0% increase in rental rates and an increase in physical occupancy of $1.4 million or 1.0%. During the nine months ended September 30, 2000, same community property operating income increased 4.3% or $10.9 million compared to the same period last year. The growth in property operating income resulted primarily from a $17.7 million or 4.3% increase in property rental income which was driven by a $12.3 million or 2.7% increase in average monthly rental rates coupled with $5.4 million or 1.4% increase in physical occupancy. For both periods, the increased rental rates and occupancy was partially offset by higher concessions and bad debt expense.

  For the quarter ended September 30, 2000, property operating expenses at these same communities increased $3.3 million or 6.1%. The increase in property operating expenses was due to (i) a $0.9 million or 7.7% increase in real estate taxes related to the $1.4 billion of real estate acquired in 1998 which have undergone reassessment, (ii) a $1.3 million or 73.5% increase in property insurance costs attributable to a combination of our loss history plus overall increases in market rates, and (iii) an unusually high turnover rate during the third quarter which resulted in increased repair and maintenance and turnover costs. For the nine month period, property operating expenses increased $7.0 million or 4.3% compared to the same period in the prior year for the same reasons as mentioned above.

  We expect fourth quarter property operating income growth to be below our year-to-date average of 4.3%. Higher insurance and real estate tax costs are expected to continue in the fourth quarter; however, we expect turnover costs to moderate.

Non-Mature Communities

  The remaining 5% of United Dominion's property operating income during the first nine months of 2000 was generated from its non-mature communities (those communities acquired or developed during 1999 and the first nine months of
2000). United Dominion's development communities which included 2,290 apartment homes constructed since January 1, 1999 provided an additional $2.3 million and $6.9 million of property operating income for the three and nine months ended September 30, 2000. In addition, the six communities with 1,497 apartment homes acquired by United Dominion during 1999 and 2000 provided an additional $1.2 million and $4.2 million of property operating income for the three and nine months ended September 30, 2000, respectively.

  The increase in property operating income provided by the same communities, development communities and acquisition communities since September 30, 1999, was offset by the loss of $5.8 million and $26.7 million of property operating income due to the disposition of 12,092 apartment homes during 1999 and 2000. As a result of United Dominion's disposition program, the weighted average number of apartment homes declined 6.2% from September 30, 1999.

 Real Estate Depreciation

  Real estate depreciation increased $7.4 million or 25%, and $24.5 million or 27% for the three and nine months ended September 30, 2000, respectively, over the same periods last year. This increase is primarily attributable to the recapture of depreciation expense on communities transferred from real estate held for disposition to real estate held for investment during the second quarter of 2000 and, to a lesser extent, the impact of completed development communities (see Note 2 to the Consolidated Financial Statements) and capital expenditures.

 Interest Expense

  Interest expense increased $86,000 and $1.9 million for the three and nine months ended September 30, 2000, respectively, over the same periods last year. For the nine month period, the weighted average amount of debt outstanding decreased 3.8% or $79.0 million from 1999 levels and the weighted average interest rate increased from 7.4% in 1999 to 7.6% in 2000. For the three month period, the weighted average amount of debt outstanding decreased 5.1% or $104.8 million in 2000 as compared to the same period in the prior year and the weighted average interest rate increased from 7.4% in 1999 to 7.6% in 2000. The weighted average amount of debt employed during 2000 was lower as disposition proceeds were used to repay outstanding debt. The increase in the average interest rate during 2000 reflects the reliance on higher rate short-term bank borrowings which had higher interest rates when compared to the same period in the prior year. For the three and nine months ended September 30, 2000, total interest capitalized was $876,000 and $2.8 million, respectively, compared to $1.1 million and $4.3 million, respectively, for the comparable periods last year.

 General and Administrative

  During the three and nine months ended September 30, 2000, general and administrative expenses increased $4.2 million or 137%, and $5.3 million or 56% over 1999, reflecting a full year's impact of United Dominion's investment in professional staff, technology and scaleable accounting and information systems and the effect of additional franchise taxes in Tennessee as a result of a change in the state law regarding franchise taxes.

  Furthermore, during the third quarter, United Dominion recorded two additional charges to general and administrative expense. First, United Dominion recognized a charge of $2.7 million to settle a class action lawsuit concerning water usage billing in Texas (see Note 8--Contingencies). The settlement is subject to court approval. In addition, a $1.0 million charge was recorded to recognize expenses under employment agreements for certain executives of United Dominion as a result of decisions made during the strategy refinement process.

 Gains on Sales of Investments

  For the three and nine months ended September 30, 2000, United Dominion recognized gains for financial reporting purposes of $11.3 million and $19.7 million, respectively, compared to $48,000 and $32.5 million for the comparable periods last year. Changes in the level of gains recognized from period to period reflect the changing level of United Dominion's divestiture activity from period to period as well as the extent of gains related to specific properties sold.

 Discount on Preferred Share Repurchases

  For the three and nine months ended September 30, 2000, United Dominion recognized a $157,000 and $2.3 million discount on preferred share repurchases. The discount on preferred share repurchases represents the difference between the carrying value and the purchase price of the preferred shares.

 Inflation

  United Dominion believes that the direct effects of inflation on United Dominion's operations have been inconsequential. Substantially all of the company's leases are for a term of one year or less which generally minimizes United Dominion's risk from the adverse effects of inflation.

 Technology Initiatives

  We are committed to technology initiatives that will allow us to improve our operating efficiencies, gain marketing advantages and provide the electronic services our customers demand. As such, we have several key technology initiatives underway:

  . We are developing a comprehensive eCommerce plan for United Dominion. As part of this plan, we are creating a new corporate home page as well as home pages for each of our communities. The community home pages will allow us to reach our residents via the Internet to offer services which provide additional revenue sources for the company.

  . United Dominion has approximately a 15% interest in Realeum, Inc. Realeum is currently developing an innovative on-site property management and leasing automation system. We believe this system will enable us to capture, review and analyze data in a manner that is not currently available on the commercial market. In addition, we expect this system to make the lease application process easier for residents while providing operating efficiencies.

  . We are working with CAIS Internet, a leading Internet access company, to provide high-speed broadband Internet service to all of our communities.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

  United Dominion is exposed to interest rate changes associated with our unsecured credit facility and other variable rate debt as well as refinancing risk on our fixed-rate debt. Our involvement with derivative financial instruments is limited to and we do not expect to use them for trading or other speculative purposes. We occasionally use derivative instruments to manage our exposure to interest rates.

  See United Dominion's Form 10-K "Item 7A Qualitative and Quantitative Disclosures About Market Risk" for a more complete discussion of our interest rate sensitive assets and liabilities. As of September 30, 2000, there have been no material changes in the fair value of assets and liabilities since that date.

                                    PART II

Item 1. Legal Proceedings

  United Dominion and its subsidiaries are engaged in various litigations and have a number of unresolved claims pending. The ultimate liability in respect of such litigations and claims cannot be determined at this time. United Dominion is of the opinion that such liability, to the extent not provided for through insurance or otherwise, is not likely to be material in relation to the consolidated financial statements of United Dominion.

  In October 2000, United Dominion reached an agreement to settle a class action lawsuit concerning water usage billing in Texas. The settlement was for $2.7 million and is subject to court approval (see Note 8--Contingencies).

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

 Exhibit        Description                          Location
 -------        -----------                          --------
  2(a)   Agreement and Plan of      Exhibit 2(a) to the Company's Form S-4
         Merger dated as of         Registration Statement (Registration No.
         December 19, 1997,         333-45305) filed with the Commission on
         between the Company, ASR   January 30, 1998.
         Investment Corporation
         and ASR Acquisition Sub,
         Inc.

  2(b)   Agreement of Plan of       Exhibit 2(c) to the Company's Form S-3
         Merger dated as of         Registration Statement (Registration No.
         September 10, 1998,        333-64281) filed with the Commission on
         between the Company and    September 25, 1998.
         American Apartment
         Communities II, Inc.
         including as exhibits
         thereto the proposed
         terms of the Series D
         Preferred Stock and the
         proposed form of
         Investment Agreement
         between the Company,
         United Dominion Realty,
         L.P., American Apartment
         Communities II, Inc.,
         American Apartment
         Communities Operating
         Partnership, L.P.,
         Schnitzer Investment
         Corp., AAC Management
         LLC and LF Strategic
         Realty Investors, L.P.

  2(c)   Partnership Interest       Exhibit 2(d) to the Company's Form S-3
         Purchase and Exchange      Registration Statement (Registration No.
         Agreement dated as of      333-64281) filed with the Commission on
         September 10, 1998,        September 25, 1998.
         between the Company,
         United Dominion Realty,
         L.P., American Apartment
         Communities Operating
         Partnership, L.P., AAC
         Management LLC,
         Schnitzer Investment
         Corp., Fox Point Ltd.
         and James D. Klingbeil
         including as an exhibit
         thereto the proposed
         form of the Third
         Amended and Restated
         Limited Partnership
         Agreement of United
         Dominion Realty, L.P.

  3(a)   Restated Articles of       Exhibit 4(a)(ii) to the Company's Form S-3
         Incorporation              Registration Statement (Registration No.
                                    333-72885) filed with the Commission on
                                    February 24, 1999.

  3(b)   Restated By-Laws           Exhibit 3(b) to the Company's Annual Report
                                    on Form 10-K for the year ended December
                                    31, 1998.

 4(i)(a) Specimen Common Stock      Exhibit 4(i) to the Company's Annual Report
         Certificate                on Form 10-K for the year ended December
                                    31, 1993.

 4(i)(b) Form of Certificate for    Exhibit 1(e) to the Company's Form 8-A
         Shares of 9 1/4% Series    Registration Statement dated April 24,
         A Cumulative Redeemable    1995.
         Preferred Stock

 Exhibit           Description                          Location
 -------           -----------                          --------
 4(i)(c)    Form of Certificate for    Exhibit 1(e) to the Company's Form 8-A
            Shares of 8.60% Series B   Registration Statement dated June 11, 1997.
            Cumulative Redeemable
            Preferred Stock

 4(i)(d)    Rights Agreement dated     Exhibit 1 to the Company's Form 8-A
            as of January 27, 1998,    Registration Statement dated February 4,
            between the Company and    1998.
            ChaseMellon Shareholder
            Services, L.L.C., as
            Rights Agent.

 4(i)(d)(a) First Amended and          Exhibit 4(i)(d)(a) to the Company's
            Restated Rights            Quarterly Report on Form 10-Q for the
            Agreement dates as of      quarter ended September 30, 1999.
            September 14, 1999,
            between the Company and
            ChaseMellon Shareholders
            Services, L.L.C., as
            Rights Agent

 4(i)(e)    Form of Rights             Exhibit 4(e) to the Company's Form 8-A
            Certificate                Registration Statement dated February 4,
                                       1998.

 4(ii)(e)   Note Purchase Agreement    Exhibit 6(c)(5) to the Company's Form 8-A
            dated as of February 15,   Registration Statement dated April 19,
            1993, between the          1990.
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

 4(ii)(f)   364-day Credit Agreement   Exhibit 4(ii)(f) to the Company's Quarterly
            dated as of June 1,        Report on Form 10-Q for the quarter ended
            2000, between the          June 30, 2000.
            Company and certain
            subsidiaries and a
            syndicate of banks
            represented by Bank of
            America, N.A.

 10(i)      Employment Agreement       Exhibit 10(i) to the Company's Annual
            between the Company and    Report on Form 10-K for the year ended
            John P. McCann dated       December 31, 1998.
            December 8, 1998.

 10(ii)     Employment Agreement       Exhibit 10(ii) to the Company's Annual
            between the Company and    Report on Form 10-K for the year ended
            John S. Schneider dated    December 31, 1998.
            December 8, 1998.

 10(iii)    Employment Agreement       Exhibit 10(iii) to the Company's Annual
            between the Company and    Report on Form 10-K for the year ended
            Richard Giannotti dated    December 31, 1998.
            December 8, 1998.

 10(iv)     Employment Agreement       Exhibit 10(iv) to the Company's Quarterly
            between the Company and    Report on Form 10-Q for the quarter ended
            A. William Hamill dated    September 30, 1999.
            September 30, 1999.

 10(v)      1985 Stock Option Plan,    Exhibit 10(iv) to the Company's Quarterly
            as amended.                Report on Form 10-Q for the quarter ended
                                       June 30, 1998.

 Exhibit           Description                          Location
 -------           -----------                          --------
 10(vi)     1991 Stock Purchase and    Exhibit 10(viii) to the Company's Quarterly
            Loan Plan.                 Report on Form 10-Q for the quarter ended
                                       March 31, 1997.

 10(vii)    Third Amended and          Exhibit 10(vi) to the Company's Annual
            Restated Agreement of      Report of on Form 10-K for the year ended
            Limited Partnership        December 31, 1998.
            United Dominion Realty,
            L.P. Dated as of
            December 7, 1998.

 10(vii)(a) Subordination Agreement    Exhibit 10(vi)(a) to the Company's
            dated April 16, 1998,      Quarterly Report on Form 10-Q for the
            between the Company and    quarter ended March 31, 1998.
            United Dominion Realty,
            L.P.

 10(viii)   Servicing and Purchase     Exhibit 10(vii) to the Company's Quarterly
            Agreement dated as of      Report on Form 10-Q for the quarter ended
            June 24, 1999, including   June 30, 1999.
            as an exhibit thereto
            the Note and
            Participation Agreement
            forms.

 10(ix)     Description of             Exhibit 10(ix) to the Company's Annual
            Restricted Stock Awards    Report on Form 10-K for the year ended
            Program.                   December 31, 1999.

 10(x)      Description of United      Exhibit 10(x) to the Company's Annual
            Dominion Realty Trust,     Report on Form 10-K for the year ended
            Inc. Shareholder Value     December 31, 1999.
            Plan.

 10(xi)     Description of United      Exhibit 10(xi) to the Company's Annual
            Dominion Realty Trust,     Report on Form 10-K for the year ended
            Inc. Executive Deferral    December 31, 1999.
            Plan.

 10(xii)    Employment Agreement       Exhibit 10(xii) to the Company's Annual
            between the Company and    Report on Form 10-K for the year ended
            Curtis W. Carter dated     December 31, 1999.
            December 8, 1998.

 10(xiii)   Employment Agreement       Exhibit 10(xiii) to the Company's Annual
            between the Company and    Report on Form 10-K for the year ended
            Mark E. Wood dated March   December 31, 1999.
            21, 2000.

 12         Computation of Ratio of    Filed herewith.
            Earnings to Fixed
            Charges.

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


                                          United Dominion Realty Trust, Inc.
                                                  (registrant)

Date: November 14, 2000                           /s/ A. William Hamill
                                          _____________________________________
                                                    A. William Hamill
                                              Executive Vice President and
                                                 Chief Financial Officer

Date: November 14, 2000                            /s/ Robin R. Flanagan
                                          _____________________________________
                                                    Robin R. Flanagan
                                                   Vice President and
                                                Chief Accounting Officer