Form 10-K
period 2000-12-31
UNITED DOMINION REALTY TRUST INC
filed 2001-03-15
CIK 74208

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

                  For the fiscal year ended December 31, 2000

                                      OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                        Commission file number 1-10524
                                               -------

                      UNITED DOMINION REALTY TRUST, INC.
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

           Virginia                                               54-0857512
--------------------------------                            --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation of organization)                               Identification No.)




                400 East Cary Street, Richmond, Virginia 23219
--------------------------------------------------------------------------------
              (Address of principal executive offices - zip code)

                                (804) 780-2691
                                --------------
             (Registrant's telephone number, including area code)

                10 South Sixth Street, Richmond, Virginia 23219
--------------------------------------------------------------------------------
                (Former address, if changed since last report)

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

                               Yes   X         No _________
                                  -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference into Part III of this Form 10-K ( ).

The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sales price on the New York Stock Exchange) on March 1, 2001 was approximately $1 billion. * As of March 1, 2001 there were 101,346,145 shares of common stock, $1 par value, outstanding.

Part III incorporates certain information by reference from the Proxy Statement to be filed with respect to the Annual Meeting of Shareholders on May 8, 2001.

*In determining this figure, the Company has assumed that all of its officers & directors, and persons known to the Company to be beneficial owners of more than 5% of the Company's shares, are affiliates. Such assumptions should not be deemed conclusive for any other purpose.

                      UNITED DOMINION REALTY TRUST, INC.

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I.

     Item 1.  Business                                                                    3
     Item 2.  Properties                                                                 14
     Item 3.  Legal Proceedings                                                          15
     Item 4.  Submission of Matters to a Vote of Security Holders                        15

PART II.

     Item 5.  Market for Registrant's Common Equity and Related
                       Stockholder Matters                                               18
     Item 6.  Selected Financial Data                                                    21
     Item 7.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                               22
     Item 7A. Quantitative and Qualitative Disclosures about Market Risk                 34
     Item 8.  Financial Statements and Supplementary Data                                34
     Item 9.  Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure                               34

PART III.

     Item 10. Directors and Executive Officers of the Registrant                         35
     Item 11. Executive Compensation                                                     35
     Item 12. Security Ownership of Certain Beneficial Owners and
                       Management                                                        35
     Item 13. Certain Relationships and Related Transactions                             35

PART IV.

     Item 14. Exhibits, Financial Statement Schedule, and Reports on
                       Form 8-K                                                          36

                                    Part I
Item 1.   BUSINESS
------------------

General
United Dominion Realty Trust, Inc. ("United Dominion"), a Virginia corporation, is a self-administered equity real estate investment trust that owns, acquires, renovates, develops and manages middle market apartment communities nationwide.

Formed in 1972, United Dominion is headquartered in Richmond, Virginia with regional offices in Richmond, Dallas and Atlanta. The regional offices are responsible for the operation and management of the Company's 277 apartment communities in their respective geographic regions. United Dominion, which owns over 77,000 apartment homes, had approximately 2,400 employees as of January 31, 2001.

The Company operates as a real estate investment trust under the applicable provisions of the Internal Revenue Code of 1986, as amended. To qualify, the Company must meet certain tests which, among other things, require that its assets consist primarily of real estate, its income be derived primarily from real estate and at least 95% of its taxable income be distributed to its preferred and common shareholders. Because the Company qualifies as a REIT, it is generally not subject to federal income taxes.

Business
Overview
With an objective to be a national company and one of the largest apartment REITs, from 1996 through 1998, United Dominion acquired other REITs, private portfolios and individual communities, growing its apartment portfolio from 34,000 to over 87,000 apartment homes by the end of 1998. Following this significant acquisition period, the Company has spent the last two years building infrastructure to catch up with the rapid growth, upgrading its portfolio and focusing on operational issues. The goals have been to strengthen and better position the Company to sustain above-average net operating income growth, steadily increase cash flow per apartment home, generate more predictable earnings and strengthen the capital structure.

In 2000, United Dominion upgraded its portfolio, increased its financial flexibility and refined its strategy. During the year, the Company sold $215 million of non-core properties that included 26 communities with 5,835 apartment homes. These divestitures were designed to increase the long-term profitability of the portfolio. The properties sold included slower growing communities in several of the Company's core markets, as well as properties located within markets which United Dominion exited such as Galveston, Texas, Montgomery, Alabama and Roanoke, Virginia. The majority of the proceeds were used to reduce debt, strengthen the capital structure and increase financial flexibility. A lesser part of the proceeds were used to buyback equity securities, both common and preferred stock.

Changing demographics will have a significant impact on the apartment industry over the next two decades. The number of young people entering the workforce and creating households will be significantly higher over the next 17 years as compared to the number who entered the workforce over the past 12 years. The number of single people and single parent households continues to grow significantly. There is also higher growth in immigration than had been expected. Each of the above-mentioned population segments has a high propensity to rent. For the first time in more than a decade, the growth in demand for rental housing will exceed the growth in demand for owner occupied housing.

Customers
United Dominion focuses on the broad middle-market segment of the apartment market which generally consists of renters-by-necessity. This group includes young professionals, blue collar families, single parent households, older singles, non-related parties and families renting while waiting to purchase a home. The Company believes that this segment provides the highest profit potential in terms of rent growth, stability of occupancy, desired level of service and amenities and investment opportunities.

Recognizing the significant increase in younger renters over the next decade and a half, the Company plans to target some of its incremental investments to communities that will be attractive to young households. These communities will often be located close to where young people work, shop and play.

Markets
At the end of 2000, United Dominion owned apartments in more than 60 MSAs, but derived 70% of its net operating income in 2000 from its 20 largest markets. The Company has a geographically diverse portfolio both by region and market. This diversification increases investment opportunity and decreases the risk associated with cyclical local real estate markets and economies, thereby
increasing the stability and predictability of United Dominion's earnings.   In
any given year, the Company will have some markets that are strong, some that are balanced and some that are weak.

In 2000, new supply continued to come into the market as demand was slowing. The excess supply exerted pressure on occupancy and rents in some of the Company's key markets, particularly Raleigh, Charlotte and Wilmington in North Carolina and Columbus, Ohio. Offsetting this, some of the Company's markets experienced above-average NOI growth for the year, including Richmond, Dallas/Fort Worth, Atlanta, Greensboro and Baltimore. The Company's West Coast markets including its markets in California and the Pacific Northwest were exceptionally strong throughout the year.

Communities
At December 31, 2000, United Dominion's apartment portfolio included 277 communities having a total of 77,219 completed apartment homes (see Item 2, Properties). In addition, United Dominion had 1,238 apartment homes under development at two new communities and three additional phases to existing owned communities.

The overall quality of the portfolio has significantly improved since 1997 with the disposition of more than 21,000 apartment homes and the upgrading of most of the core communities. The upgrading of the portfolio provides several key benefits related to portfolio profitability. It reduces capital expenditures per apartment, and therefore increases cash flow. It enables the Company to attract residents with higher levels of disposable income, and these are customers that are more likely to accept the transfer of expenses from the landlord to the resident, such as water and sewer costs, and will generally want additional services from the landlord that will generate additional revenue.

During the past four years, United Dominion's same community NOI growth averaged above 5%. The Company grew rental and other income and increased occupancy while controlling operating expenses. This is a direct result of the overall improvement to the quality of the portfolio. For 2001, the Company expects same community net operating income growth in a majority of its markets. NOI growth is the Company's primary earnings driver.

New CEO
With the Company's repositioning substantially complete, United Dominion began a search for a new CEO in the fourth quarter. This search culminated with the hiring of Thomas W. Toomey on February 13, 2001 to replace John P. McCann who served in this role for more than 26 years. Mr. Toomey has begun a review of the organizational structure and strategy of the Company. This review could result in changes that may require the Company to incur expenses for severance and termination benefits. Additionally, the review may result in a change of intent with regard to anticipated holding periods of certain assets which could require the write down of these assets.

Technology
Primarily over the past two years, United Dominion has invested in technology to improve business processes, communications with constituencies and to become a better marketer. The Company believes that technology can provide competitive advantages in the future. Key technology initiatives over the past year have included a redeveloped corporate web site, an e-training initiative to take training out of the classroom and directly to associates at their workstations, and the co-development of a web-based property management system.

2000 Accomplishments
 . Net operating income (property operating income less property operating expenses) from same communities (those acquired, developed or stabilized prior to January 1, 1999 and held on January 1, 2000) increased 4.1% in 2000 compared to 1999;

 . Completed four development projects aggregating $68.1 million with 992 apartment homes in five different markets. Lease-ups were ahead of projected absorption at two of these communities;

 . Completed the formation with a financial partner of a development joint venture for five new communities containing 1,438 apartment homes at a budgeted cost of $103 million . United Dominion earns fee income by providing development, construction and property management services to each of the joint venture projects;

 . Completed the disposition of 26 apartment communities representing $215 million of gross sales proceeds and consisting of communities that no longer met the Company's investment criteria. This included exiting certain non-core markets;

 .  Reduced debt by $135 million using divestiture proceeds;

 . Repurchased $29 million of common and preferred stock and operating partnership units (OP Units) using divestiture proceeds;

 . Arranged a new $375 million, three-year revolving credit agreement in order to enhance the Company's financial flexibility;

 . Paid dividends of $1.07 per share, which represents United Dominion's 24th year of consecutive dividend increases to shareholders, and;

 . Formed Realeum, Inc. with two other apartment REITs to complete the development of a web-based on-site apartment management system.


Acquisitions and Mergers
Over the past five years, United Dominion acquired over 60,000 apartment homes as part of its strategy to have a national portfolio. Over the past two years, the amount of United Dominion's dispositions exceeded its acquisitions, with acquisitions limited to using disposition proceeds to complete 1031 tax-deferred exchanges. During 2000, using the proceeds from its disposition program, United Dominion acquired one community with 267 apartment homes at a total cost of $14.8 million, including the assumption of debt and the use of tax free exchange funds.

When evaluating potential acquisitions, United Dominion considers geographic location, construction quality, condition and design of the community, asset quality and current and projected cash flow of the property, ability to increase the value and profitability of the property through upgrades and repositioning, potential for rent growth, competition from existing multifamily communities, anticipated new construction and the potential for economic growth in the market and sub-market.

The following table summarizes United Dominion's apartment acquisitions (including mergers) during the last five years (dollars in thousands):

                                                    2000        1999     1998 (a)        1997     1996 (b)
                                              ----------  ----------  ----------   ----------  ----------
Homes acquired                                       267       1,230      28,510        8,628      22,032
Homes owned at December 31,                       77,219      82,154      86,893       62,789      55,664
Total real estate owned, at carrying value    $3,836,320  $3,953,045  $3,952,752   $2,517,398  $2,099,641
Total rental income                           $  616,825  $  618,749  $  478,718   $  386,672  $  241,260

(a) Includes 7,550 apartment homes acquired in the ASR Merger on March 27, 1998 and 14,001 apartment homes acquired in the American Apartment Communities Merger on December 7, 1998.
(b) Includes 14,320 completed apartment homes and 675 homes under development acquired in connection with the SouthWest Merger on December 31, 1996.

Prior to 1990, United Dominion was the only major publicly held REIT focusing predominantly on apartment investments. Since then, a number of multifamily REITs have been formed. The apartment sector of the real estate industry has undergone modest but steady consolidation over the past decade. Some apartment REITs and privately owned portfolios may seek to be acquired by large, well capitalized REITs that have superior access to the capital markets. United Dominion has been a participant in this consolidation process, completing the following mergers:

     On December 31, 1996, United Dominion completed the acquisition of SouthWest Property Trust Inc. ("SouthWest") in a statutory merger (the "SouthWest Merger"). SouthWest was a publicly traded multifamily REIT that owned 44 communities with 14,320 apartment homes primarily located in Texas. The SouthWest Merger provided the Company with diversification beyond its traditional southeast and mid-atlantic markets, expanding the Company into the southwestern markets.

     On March 27, 1998, United Dominion completed the acquisition of ASR Investments Corporation ("ASR") in a statutory merger (the "ASR Merger"). ASR was a publicly traded multifamily REIT that owned 39 communities with 7,550 apartment homes located in Arizona, Texas, New Mexico and the state of Washington. The ASR Merger furthered the Company's investment in southwestern markets, provided an initial presence in the Pacific northwest, and added communities in Houston and Phoenix.

     On December 7, 1998, United Dominion completed the acquisition of American Apartment Communities II, Inc. ("AAC") in a statutory merger (the "AAC Merger"). In connection with the acquisition of AAC, the Company acquired 53 communities with 14,001 apartment homes located primarily in California, the Pacific northwest, the midwest and Florida. The AAC Merger allowed United Dominion to enter into new major markets, many of which are strong growth markets. Through the AAC merger, the Company entered Portland, San Francisco, Sacramento, San Jose, Monterey, Los Angeles, Denver, Indianapolis and Detroit. In addition, AAC added communities to the Company's portfolios in Columbus, Tampa, South Florida and Seattle.

Development/Upgrading Activity
During 2000, United Dominion continued to reposition properties in targeted markets where there was a perceived opportunity to add value and achieve greater than inflationary increases in rents over the long term. Over the past three years, the Company has shifted capital into development that could provide returns on investment (property operating income less property operating expenses and a capital expenditure allowance, divided by the average investment) in excess of 9.5% and away from lower yielding acquisitions. In 2000, United Dominion spent over $90 million on direct development projects. This included $68.1 million to finish 992 apartment homes in one new community and three second phases and $26.8 million to start 1,238 apartment homes in two new communities and three second phases.

During 2000, United Dominion completed the formation of a development joint venture with an institutional partner. The joint venture allows the Company to reduce its development capital commitment and generate fee income as the developer, general contractor and project manager. United Dominion expects to further reduce the capital committed to development in 2001 and to do most new development in joint ventures where the Company can generate fee income and increased participation based on performance.

In 2001, the Company will reduce its development activity in suburban, low barrier to entry sub-markets and sell off several suburban development sites. In determining whether to develop in a certain market, United Dominion analyzes demographic and market data such as income levels, occupancy rates, household formation, employment growth and supply demand ratios. United Dominion will spend less on development in 2001 than it spent in either 1999 or 2000.

Same Communities
United Dominion's primary earnings driver is same apartment community operations. During 2000, the Company's same communities provided 94% of the Company's property operating income. Rental growth was 4.2% and resulted primarily from a 2.9% increase in rental rates and a 1.2% increase in physical occupancy. Operating expenses also grew by 4.2%, much of which resulted from a 63.4% increase in property insurance costs and a 5.3% increase in real estate taxes. Average physical occupancy, rental rates and operating margins at United Dominion's same communities during the past three years as set forth below:

                                              2000      1999      1998
                                             -----     -----     -----
Physical occupancy                            94.2%     93.0%     92.9%
Average monthly rental rates                 $ 667     $ 631     $ 602
Operating margin                              61.2%     61.3%     59.6%

While the Company continues to add features to its apartment communities, United Dominion completed most of its same community upgrade program in 1999, as part
of its plan to improve the quality of the portfolio.   During 2000, the
Company's investment in revenue enhancing and recurring capital expenditures significantly decreased. As a result of the portfolio upgrade, recurring and overall capital expenditures declined in 2000. For the mature apartments, recurring capital expenditures were $311 versus $386 per mature apartment in 1999. The Company, in 2000, also spent $203 per mature apartment on revenue enhancing capital expenditures, mostly on communities acquired in 1998, where the upgrade work was not completed in 1999. In 1999, the Company spent $253 per mature apartment on revenue enhancing capital expenditures. Revenue enhancing improvements include sub-metering of water and sewer to residents, gating and fencing of communities, installing intrusion alarms, adding business and fitness centers and constructing carports, garages and self storage units.

Divestiture Activity
During the past three years, United Dominion has sold more than 21,000 of its slower growing, non-core apartment homes while exiting some markets. These sales were done to increase the performance of the portfolio. They allowed United Dominion to exit slower growing markets and increase the quality of the portfolio, including reducing the average age of the portfolio. Proceeds from the disposition program were used to strengthen the Company's capitalization structure by paying down debt, as well as to fund new development projects and to selectively repurchase shares of United Dominion's preferred and common stock.

At December 31, 2000, there was one community with 132 apartment homes, three commercial properties and one parcel of land classified as real estate held for disposition. The Company regularly monitors and adjusts its assets in order to increase portfolio profitability. Proceeds from the 2001 sales, currently planned to be lower than 2000, are expected to be used to reduce debt, repurchase common and preferred stock, fund development and acquire communities through 1031 exchanges. The Company's divestitures in 2001 are currently expected to be substantially non-dilutive to earnings.

Financing Activity
As part of United Dominion's plan to strengthen its capital structure in 2000, the Company used a majority of its disposition proceeds to reduce debt. The Company anticipates using a significant portion of its 2001 disposition proceeds to reduce debt and further increase its financial flexibility.

During 2000, United Dominion's major financing activities consisted of: (i) issuing $100 million of unsecured notes with an interest rate of 8.625%; (ii) refinancing $46.7 million of tax-exempt notes at a blended rate of 6.32%; (iii) closing on a $60 million revolving credit facility with the Federal National Mortgage Association with an initial interest rate of 7.12%; (iv) borrowing $100 million in the form of an unsecured term loan from a consortium of banks; and
(v) repurchasing approximately 1.4 million of common shares and over 700,000 shares of preferred stock.

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

Under the prior law, REIT's were not allowed to provide non-customary or tenant specific services to its residents, such as concierge services, beyond a de minimus amount. As the apartment industry has become a competitive customer focused business, these constraints inhibited REIT's from maintaining a competitive edge in attracting and maintaining residents. As such, the RMA has several significant benefits for the REIT industry. REIT's will be allowed, through a TRS, to provide a wide range of increasingly important services that residents have come to expect. In addition, the TRS will allow REIT's to generate new sources of income for REIT shareholders.

Effective January 1, 2001, a REIT can own 100% of the stock of a TRS. However, the legislation contains a number of safeguards that would limit the size of a TRS to ensure that REIT's remain focused on their core business of owning and operating real estate assets. The RMA provides another significant change to the existing law. THE RMA changes the minimum distribution requirement from 95% to 90% of the REIT's taxable income. This will allow REIT's to retain a greater level of capital that can be used to invest back into expenditures to maintain the quality of their real estate assets as well as repay outstanding debt.

United Dominion will determine the best uses of the TRS in order to be in a position to take full advantage of the opportunities the new legislation has to offer in 2001.

Competition
In most of United Dominion's markets, the competition for new residents is intense. Some competing communities offer features that United Dominion's communities do not have. Some competing communities may use concessions or lower rents to obtain competitive advantages. Also, some competing communities are larger or newer than United Dominion's communities. The competitive position of each community is different depending upon many factors including sub-market supply and demand.

Management believes that United Dominion, in general, is well positioned in terms of economic and other resources to compete effectively for residents and investments.

United Dominion believes it has certain competitive advantages that include:

     . a fully integrated organization with property management, development, acquisition, redevelopment, marketing and financing expertise;

     . geographic diversification with presence in more than 32 major markets across the country, and;

     . local presence in many of its major markets which allows it to be a local operating expert.

Environmental Regulations
To date, compliance with federal, state, and local environmental protection regulations has not had a material effect on the capital expenditures, earnings or competitive position of United Dominion. However, over the past 15 years, the issue has been raised regarding the presence of asbestos and other hazardous materials in existing real estate properties. United Dominion has a property management plan for hazardous materials. As part of the plan, Phase I environmental site investigation and reports have been completed for each property owned. In addition, all proposed acquisitions are inspected prior to acquisition. Acquisitions through merger are inspected on a case by case basis given historical information available. The inspections are conducted by qualified environmental consultants, and the report issued is reviewed by United Dominion prior to the purchase or development of any property. Nevertheless, it is possible that United Dominion's environmental assessments will not reveal all environmental liabilities, or that some material environmental liabilities exist of which United Dominion is unaware. In some cases, United Dominion has abandoned otherwise economically attractive acquisitions because the costs of removal or control of hazardous materials have been prohibitive or United Dominion has been unwilling to accept the potential risks involved. United Dominion does not believe it will be required to engage in any large-scale abatement at any of its properties. Management believes that through professional environmental inspections and testing for asbestos, lead paint and other hazardous materials, coupled with a conservative posture toward accepting known risk, United Dominion can minimize its exposure to potential liability associated with environmental hazards.

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

Adjustments of Capital Accounts and Percentage Interests
A separate capital account will be established and maintained for each Partner. The General Partner shall revalue the property of the Partnership to its fair market value (as determined by the General Partner, in its sole discretion) in accordance with applicable federal income tax regulations if: (i) a new or existing general or limited partner of the Partnership (a Partner or collectively Partners) acquires an additional interest in the Partnership in exchange for more than a de minimis capital contribution, (ii) the Partnership
                         -- -------
distributes to a Partner more than a de minimis amount of Partnership property
                                     -- -------
as consideration for a Partnership interest or (iii) the Partnership is liquidated for federal income tax purposes. When the Partnership's property is revalued by the General Partner, the capital accounts of the partners shall be adjusted in accordance with such regulations, which generally requires such capital accounts to be adjusted to reflect the manner in which the unrealized gain or loss inherent in such property (that has not been reflected in the capital accounts previously) would be allocated among the Partners pursuant to the Partnership Agreement if there were a taxable disposition of such property for its fair market value on the date of the revaluation.

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

Item 2.  Properties
Real Estate Owned

The table below sets forth a summary by major georgraphic market of United Dominion's real estate portfolio at December 31, 2000. See also Notes 1 and 2 to the Consolidated Financial Statements and Schedule III - Summary of Real Estate Owned.

                                                   Number of     Number of    Percentage of     Carrying
                                                   Apartment     Apartment       Carrying         Value        Encumbrances
                                                  Communities      Homes          Value      (in thousands)   (in thousands)
                                             ----------------------------------------------------------------------------------
NORTHERN REGION:
Raleigh, NC                                            9           2,951          3.7%           $140,725        $31,327
Charlotte, NC                                         10           2,710          3.5%            133,652         12,267
Columbus, OH                                           5           2,175          3.2%            122,281         42,703
Greensboro, NC                                         8           2,123          2.7%            102,574              -
Richmond, VA                                           8           2,372          2.5%             94,633         60,682  (a)
Wilmington, NC                                         6           1,869          2.3%             88,200              -
Baltimore, MD                                          6           1,421          1.7%             66,380         28,657  (a)
Other Northern Markets                                38           8,383          9.5%            366,179         56,194  (a)

SOUTHERN REGION:
Orlando, FL                                           14           4,140          5.2%            198,761         76,736  (a)
Tampa, FL                                             10           3,372          3.9%            149,907         51,665  (a)
Nashville, TN                                          8           2,220          3.1%            117,978              -
South Florida                                          6           1,638          2.7%            103,335         20,620  (a)
Memphis, TN                                            6           1,956          2.5%             95,752         32,724
Atlanta, GA                                            6           1,426          1.8%             69,964         17,714  (a)
Columbia, SC                                           6           1,584          1.6%             61,472          5,000
Other Southern Markets                                16           4,760          5.8%            220,993         43,696  (a)

WESTERN REGION:
Houston, TX                                           22           5,722          5.8%            222,164         47,499
Dallas, TX                                            14           4,533          5.4%            208,238         10,349
Phoenix, AZ                                           10           3,460          5.2%            199,500         19,086
San Antonio, TX                                       12           3,827          4.9%            187,470         37,627
Fort Worth, TX                                        11           3,561          3.8%            145,046         18,711
San Francisco, CA                                      4             980          3.6%            139,462         21,709
Monterey Peninsula, CA                                11           1,827          2.7%            104,041              -  (a)
Southern California                                    5           1,414          2.3%             89,863          5,937
Seattle, WA                                            3             628          0.9%             33,473         16,661
Other Western Markets                                 22           6,167          7.6%            290,068         66,178  (a)

Land                                                  n/a            n/a          0.9%             33,633            n/a
Real Estate Under Development                         n/a            n/a          0.7%             26,735            n/a

                                             ----------------------------------------------------------------------------------
     Total Apartments                                276          77,219         99.4%         $3,812,478       $859,285
                                             ----------------------------------------------------------------------------------

Real Estate Held for Disposition (c)                   5             n/a          0.4%             16,980          6,830
Richmond - Corporate                                  n/a            n/a          0.2%              6,863              -
                                             ----------------------------------------------------------------------------------
     Total Real Estate Owned                          281         77,219        100.0%         $3,836,320       $866,115
                                             ==================================================================================

                                                                 Physical           Average Monthly Rental         Average
                                                  Cost          Occupancy          Rates for the Year Ended       Unit Size
                                                Per Home      Full Year 2000        December 31, 2000 (b)       (Square Feet)
                                             ------------------------------------------------------------------------------------
NORTHERN REGION:
Raleigh, NC                                      $47,687           90.8%                     $707                    914
Charlotte, NC                                     49,318           92.0%                      686                    983
Columbus, OH                                      56,221           95.0%                      656                    886
Greensboro, NC                                    48,315           92.5%                      631                    981
Richmond, VA                                      39,896           96.2%                      684                    945
Wilmington, NC                                    47,191           89.5%                      648                    951
Baltimore, MD                                     46,713           98.3%                      731                    872
Other Northern Markets                            43,681           94.9%                      643                    912

SOUTHERN REGION:
Orlando, FL                                       48,010           94.4%                      721                    937
Tampa, FL                                         44,457           94.7%                      676                    951
Nashville, TN                                     53,143           94.8%                      657                    850
South Florida                                     63,086           92.9%                      847                    847
Memphis, TN                                       48,953           94.5%                      610                    835
Atlanta, GA                                       49,063           94.6%                      718                    908
Columbia, SC                                      38,808           94.0%                      540                    838
Other Southern Markets                            46,427           92.5%                      624                    904

WESTERN REGION:
Houston, TX                                       38,826           92.8%                      602                    819
Dallas, TX                                        45,938           95.2%                      669                    713
Phoenix, AZ                                       57,659           93.3%                      693                    905
San Antonio, TX                                   48,986           93.7%                      650                    835
Fort Worth, TX                                    40,732           96.1%                      610                    803
San Francisco, CA                                142,308           99.5%                    1,602                    776
Monterey Peninsula, CA                            56,947           94.8%                      829                    707
Southern California                               63,552           95.2%                      818                    745
Seattle, WA                                       53,300           96.0%                      701                    823
Other Western Markets                             47,035           94.7%                      636                    810

Land                                                 n/a            n/a                       n/a                    n/a
Real Estate Under Development                        n/a            n/a                       n/a                    n/a

                                             ------------------------------------------------------------------------------------
     Total Apartments                            $48,591           94.2%                     $674                    869
                                             ------------------------------------------------------------------------------------

Real Estate Held for Disposition (c)                 n/a            n/a                       n/a                    n/a
Richmond - Corporate                                 n/a            n/a                       n/a                    n/a
                                             ------------------------------------------------------------------------------------
     Total Real Estate Owned                     $48,591           94.2%                     $674                    869
                                             =====================================================================================

(a) There are 88 communities encumbererd by fixed rate debt aggregating $723.7 million. The amount of this debt is included in the encumbrances shown for the individual markets. There are 27 communities encumbered by fixed rate debt aggregating $135.5 million that is not included in the encumbrances shown for the individual markets or in real estate held for disposition.

(b) Average Monthly Rental Rates for the Year Ended December 31, 2000, represents potential rent collections (gross potential rents less market adjustments), which approximate net effective rents, based on weighted average number of homes.

(c) Includes three commercial properties, one parcel of land and one apartment community.

Item  3.   LEGAL PROCEEDINGS
----------------------------

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

     In October 2000, United Dominion reached an agreement to settle a class action lawsuit concerning water usage billing in Texas. The settlement was for $2.7 million and is subject to final court approval (see Note 9 -
Contingencies).

Item  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of United Dominion's fiscal year ended December 31, 2000.

Executive Officers of the Registrant
------------------------------------

     The executive officers of United Dominion, listed below, serve in their respective capacities for approximate one-year terms.


Name                    Age                  Office                      Since
----                    ---                 -------                      -----

John P. McCann           56          Chairman of the Board                1974

Thomas W. Toomey         40          President and Chief Executive        2001
                                     Officer

John S. Schneider        62          Senior Executive Vice President      1996
                                     and Chief Operating Officer

A. William Hamill        53          Executive Vice President             1999
                                     and Chief Financial Officer

Richard A. Giannotti     45          Senior Vice President and Director   1985
                                     of Development-East

Mark E. Wood             49          Senior Vice President and Director   1996
                                     of Development-West

Katheryn E. Surface      42          Senior Vice President, Corporate     1992
                                     Secretary and General Counsel

Kevin W. Walsh           46          Senior Vice President of             1999
                                     Finance

Curt W. Carter           44          Senior Vice President and Director   1985
                                     of Apartment Operations-Northern
                                     Region

Robert L. Landis         42          Senior Vice President and Director   1996
                                     of Apartment Operations-Western
                                     Region

Walter J. Lamperski      43          Senior Vice President and Director   1996
                                     of Apartment Operations-Southern
                                     Region

Blake W. Clemens         43          Senior Vice President and Director   1998
                                     of Acquisitions

Thomas J. Corcoran       54          Senior Vice President and
                                     Director of Human Resources          1997

Patrick S. Gregory       51          Senior Vice President and
                                     Director of Information Technology   1997


     Mr. McCann was United Dominion's Chief Executive Officer starting in 1974. Mr. McCann was elected Chairman of the Board in 1996. Mr. McCann retired as Chief Executive Officer of the Company in February 2001.

     Mr. Toomey joined United Dominion as President and Chief Executive Officer in February 2001. Prior to joining the Company, Mr. Toomey was the Chief Operating Officer of Apartment Investment Management Company. Before becoming Chief Operating Officer, Mr. Toomey was Executive Vice President - Finance Administration. Prior to joining AIMCO in November 1995, Mr. Toomey was Senior Vice President and Treasurer with Lincoln Property Company from 1990 to 1995 and an Audit Manager with Arthur Andersen & Co. from 1984 to 1990.

     Mr. Schneider is the former Chief Executive Officer and Chairman of the Board of South West Property Trust Inc. (South West). Mr. Schneider was employed with the investment banking firm of Donaldson, Lufkin and Jenrette from 1967 until 1973, when he co-founded a predecessor firm to South West. Mr. Schneider was elected Vice Chairman of the Board and Executive Vice President in 1996 in connection with the merger with South West and President in 1998.

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

     Mr. Wood joined United Dominion as Vice President of Construction in connection with the merger of South West in 1996. He was promoted to Senior Vice President and Director of Development-West in 2000.

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

     Mr. Carter joined United Dominion in 1991 as an Assistant Vice President of
Apartment Operations.   In 1992, he was promoted to Vice President of Apartment
Operations. In 1995, he was elected Regional Vice President-Northern Region, and in 1997 was promoted to Senior Vice President and Director of Apartment Operations- Northern Region.

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

     Mr. Gregory joined United Dominion in 1997 as the Vice President and Director of Information Technology and was promoted to Senior Vice President in 1999. From 1976 to 1997, Mr. Gregory was employed by Crestar Bank as a New Technology Analyst.

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

 COMMON STOCK

                                                         Distributions
                              High            Low           Declared
1999
1st  Quarter              $  11 1/4        $  9 1/16         $ .2650
2nd  Quarter                 11 15/16         9 13/16          .2650
3rd  Quarter                 12 1/16         10 3/4            .2650
4th  Quarter                 11 5/8           9 1/8            .2650

2000
1st  Quarter              $  10 1/2        $  9 7/16         $ .2675
2nd  Quarter                 11 3/4           9 3/4            .2675
3rd  Quarter                 11 3/4          10 11/16          .2675
4th  Quarter                 11 1/8           9 3/8            .2675

United Dominion determined that, for federal income tax purposes, approximately 76% of the distributions for each of the four quarters of 2000 represented ordinary income to its shareholders and 24% represented long-term capital gain to its shareholders.

On March 1, 2001, the closing sale price of the Common Stock was $12 per share on the NYSE, and there were 8,265 holders of record of the 101,346,145 shares of Common Stock.

United Dominion pays regular quarterly distributions to holders of shares of Common Stock. Future distributions by United Dominion will be at the discretion of its Board of Directors after considering the Company's actual funds from operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors. The annual distribution payment for calendar year 2000 necessary for United Dominion to maintain its status as a REIT was approximately $1.04 per share. United Dominion paid total distributions of $1.07 per share for 2000.

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

                                                            Distributions
                              High                Low          Declared
1999
1st  Quarter                $ 25 1/8          $ 24             $ .5775
2nd  Quarter                  25 1/4            23 13/16         .5775
3rd  Quarter                  25 1/16           20 9/16          .5775
4th  Quarter                  22 3/8            17 13/16         .5775

2000
1st  Quarter                $ 21 11/16        $ 19 1/16        $ .5781
2nd  Quarter                  23 3/8            18 3/4           .5781
3rd  Quarter                  24 7/8            22 5/8           .5781
4th  Quarter                  24 9/16           20 3/4           .5781

On or after April 24, 2000, the Series A Preferred Stock may be redeemed for cash at a redemption price of $25 per share, plus accrued and unpaid dividends from the proceeds from the sale of additional capital stock (common or preferred).

SERIES B PREFERRED STOCK

                                                            Distributions
                              High                Low          Declared
1999
1st  Quarter                $ 26 1/16         $  24            $ .5375
2nd  Quarter                  25 1/2             23 5/8          .5375
3rd  Quarter                  25 5/16            20 1/4          .5375
4th  Quarter                  22 5/8             15 5/8          .5375

2000
1st  Quarter                $ 20 9/16         $  17 5/8        $ .5375
2nd  Quarter                  22                 18              .5375
3rd  Quarter                  23 15/16           20 11/16        .5375
4th  Quarter                  23 1/4             19 1/4          .5375

The Series B Preferred Stock may be redeemed beginning May 29, 2007 at the sole option of United Dominion at a redemption price of $25 per share, plus accrued and unpaid dividends from the proceeds from the sale of additional capital stock (common or preferred).

SERIES D PREFERRED STOCK
On December 7, 1998, in connection with the acquisition of American Apartment Communities II, Inc. (AAC), United Dominion issued eight million shares of Series D Convertible Redeemable Preferred Stock (Series D) to one of the sellers of AAC. The Series D is convertible into 1.5385 shares of common stock at the option of the holder at any time at $16.25 per share. The Series D is not redeemable prior to December 7, 2003. On or after this date, United Dominion may, at its option, redeem all or part of the Series D at a price per share of $25, plus accrued and unpaid dividends from the proceeds from the sale of additional capital stock (common or preferred). Distributions declared for 2000 were

$1.91 per share or $.4777 per quarter. The Series D is not listed on any exchange.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN
United Dominion has a Dividend Reinvestment and Stock Purchase Plan under which holders of common and preferred stock may elect to automatically reinvest their distributions and make additional cash payments to acquire additional shares of United Dominion's common stock.

OPERATING PARTNERSHIP UNITS
From time to time, United Dominion issues shares of its common stock in exchange for operating partnership units (OP Units) tendered to United Dominion's operating partnerships, United Dominion Realty L.P. and Heritage Communities L.P., for redemption in accordance with the provisions of their respective agreements. Such shares are issued based on the exchange ratio of one share for each OP Unit. During 2000, United Dominion issued a total of 41,490 shares of common stock in exchange for OP Units.

Item 6.   SELECTED FINANCIAL DATA
---------------------------------

     The following table sets forth selected consolidated financial and other information for United Dominion as of and for each of the years in the five-year period ended December 31, 2000. The table should be read in conjunction with the Consolidated Financial Statements of United Dominion Realty Trust, Inc. and the Notes thereto included elsewhere herein.

Selected Financial Data

Years ended December 31,                                           2000           1999         1998           1997         1996
------------------------------------------------------------------------------------------------------------------------------------
In thousands, except per share data and apartment homes owned
Operating Data (a)
   Rental income                                               $   616,825   $   618,749   $   478,718   $   386,672   $   241,260
   Income before gains on sales of investments,
     minority interests and extraordinary item                      48,720        60,379        47,339        57,813        33,726
   Gains on sales of investments                                    31,450        37,995        26,672        12,664         4,346
   Extraordinary item-early extinguishment of debt                     831           927          (138)          (50)          (23)
   Net income                                                       76,615        93,622        72,332        70,149        37,991
   Distributions to preferred shareholders                          36,891        37,714        23,593        17,345         9,713
   Net income available to common shareholders                      42,653        55,908        48,739        52,804        28,278
   Common distributions declared                                   110,225       109,607       107,758        88,587        55,493
   Weighted average number of common shares outstanding-
     basic                                                         103,072       103,604        99,966        87,145        57,482
   Weighted average number of common shares outstanding-
     diluted                                                       103,208       103,639       100,062        87,339        57,655
   Weighted average number of common shares, OP Units
     and common share equivalents-diluted                          123,005       124,127       103,793        87,656        57,724
   Per share:
     Basic earnings per share                                  $      0.41   $      0.54   $      0.49   $      0.61   $      0.49
     Diluted earnings per share                                       0.41          0.54          0.49          0.60          0.49
     Common distributions declared                                    1.07          1.06          1.05          1.01          0.96
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data (a)
   Real estate owned, at carrying value                        $ 3,836,320   $ 3,953,045   $ 3,952,752   $ 2,517,398   $ 2,099,641
   Accumulated depreciation                                        509,405       395,864       316,630       245,367       187,909
   Total real estate owned, net of accumulated depreciation      3,326,915     3,557,181     3,636,122     2,272,031     1,911,732
   Total assets                                                  3,453,957     3,688,317     3,762,940     2,313,725     1,966,904
   Secured debt                                                    866,115     1,000,136     1,072,185       417,325       376,560
   Unsecured debt                                                1,126,215     1,127,169     1,045,564       738,901       668,275
   Total debt                                                    1,992,330     2,127,305     2,117,749     1,156,226     1,044,835
   Shareholders' equity                                          1,218,892     1,310,212     1,374,121     1,058,357       850,379
   Number of common shares outstanding                             102,219       102,741       103,639        89,168        81,983
------------------------------------------------------------------------------------------------------------------------------------
Other Data (a)
   Cash Flow Data
   Cash provided by operating activities                       $   224,160   $   190,602   $   140,597   $   137,903   $    90,064
   Cash provided by/(used in) investing activities                 103,793       (34,020)     (263,864)     (342,273)     (161,572)
   Cash (used in)/provided by financing activities                (325,326)     (174,985)      148,875       191,391        82,056

   Funds from Operations (b)
   Net income                                                  $    76,615   $    93,622   $    72,332   $    70,149   $    37,991
   Adjustments:
       Distributions to preferred shareholders                     (36,891)      (37,714)      (23,593)      (17,345)       (9,713)
       Real estate depreciation, net of other partnerships'
          interest                                                 151,520       120,543        99,588        76,688        47,410
       Gains on sales of depreciable property, net of other
          partnerships' interest                                   (30,300)      (37,995)      (26,672)      (12,664)       (4,346)
       Minority interests of unitholders in operating
          partnership                                                2,885         4,434         1,430           278            58
       Real estate depreciation related to unconsolidated
          entities                                                     251           181            24            --            --
       Extraordinary item-early extinguishment of debt                (831)         (927)          138            50            23
       Impairment loss on real estate and investments                   --        19,300            --         1,400           290
                                                             -----------------------------------------------------------------------
   Funds from operations-basic                                 $   163,249   $   161,444   $   123,247   $   118,556   $    71,713
                                                             =======================================================================

   Adjustment:
   Distributions to preferred shareholders-Series D
     (Convertible)                                                  15,300        15,154           986            --            --
                                                             -----------------------------------------------------------------------
   Funds from operations-diluted                               $   178,549   $   176,598   $   124,233   $   118,556   $    71,713
                                                             =======================================================================

Apartment Homes Owned
   Total apartment homes owned at December 31                       77,219        82,154        86,893        62,789        55,664
   Weighted average number of apartment homes owned
     during the year                                                80,253        85,926        70,724        58,038        37,481

(a) From 1996 to 1998, United Dominion completed the following statutory mergers: (i) South West Property Trust, Inc. on December 31, 1996 for an aggregate purchase price of $572 million; (ii) ASR Investments Corporation Inc. on March 27, 1998 for an aggregate purchase price of $323 million and;
     (iii) American Apartment Communities II on December 7, 1998 for an aggregate purchase price of $794 million.

(b) Funds from operations ("FFO") is defined as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciable property, plus depreciation and amortization, less preferred dividends and after adjustments for unconsolidated partnerships and joint ventures. This definition conforms with the National Association of Real Estate Investment Trust's definition issued in October 1999 which was effective beginning January 1, 2000. United Dominion considers FFO in evaluating property acquisitions and its operating performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of United Dominion's activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. For 2000, FFO includes a non-recurring net charge of $2.9 million related to the settlement of litigation and an organizational charge which was partially offset by a gain on the sale of land. For 1998, FFO includes a non-recurring charge of $15.6 million related to the loss on the termination of a risk management agreement.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

Forward-Looking Statements
This annual report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, development activity and capital expenditures, capital raising activities, rent growth, occupancy and rental expense growth. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of United Dominion to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting United Dominion, or its properties, adverse changes in the real estate markets and general and local economies and business conditions. Although United Dominion believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by United Dominion or any other person that the results or conditions described in such statements or the objectives and plans of United Dominion will be achieved.

Overview
United Dominion is a real estate investment trust (REIT) with activities related to the ownership, development, acquisition, renovation, management, marketing and strategic disposition of multifamily apartment communities nationwide. Over the past four years, United Dominion has diversified into new markets to create a national platform, upgraded the quality of the portfolio and invested in infrastructure and technology. The Company continues to review its strategy with a goal of enhancing long-term earnings growth. At December 31, 2000, United Dominion owned 277 communities with 77,219 apartment homes nationwide.

The following table summarizes United Dominion's apartment market information by major geographic markets within each region (including real estate held for disposition):

                                                 As of December 31, 2000                             December 31, 2000
                              ----------------------------------------------------------      ----------------------------
                                   Number of   Number of  Percentage of      Carrying           Year Ended   Quarter Ended
                                   Apartment   Apartment     Carrying         Value              Physical       Physical
                                  Communities    Homes        Value       (in thousands)         Occupancy     Occupancy
                              ----------------------------------------------------------      ----------------------------
NORTHERN REGION:
Raleigh, NC                              9        2,951        3.7%           $  140,725           90.8%         89.9%
Charlotte, NC                           10        2,710        3.6%              133,652           92.0%         91.7%
Columbus, OH                             5        2,175        3.3%              122,281           95.0%         95.0%
Greensboro, NC                           8        2,123        2.7%              102,574           92.5%         91.5%
Richmond, VA                             8        2,372        2.5%               94,633           96.2%         96.1%
Wilmington, NC                           6        1,869        2.3%               88,200           89.5%         89.3%
Baltimore, MD                            7        1,421        1.9%               71,076           98.0%         98.6%
Other Northern Markets                  38        8,383        9.8%              366,179           94.9%         94.9%

SOUTHERN REGION:
Orlando, FL                             14        4,140        5.3%              198,761           94.4%         94.1%
Tampa, FL                               10        3,372        4.0%              149,907           94.7%         95.5%
Nashville, TN                            8        2,220        3.1%              117,978           94.8%         94.9%
South Florida                            6        1,638        2.8%              103,335           92.9%         94.8%
Memphis, TN                              6        1,956        2.5%               95,752           94.5%         93.1%
Atlanta, GA                              6        1,426        1.9%               69,964           94.6%         95.6%
Columbia, SC                             6        1,584        1.6%               61,472           94.0%         95.0%
Other Southern Markets                  16        4,760        5.9%              220,993           92.5%         91.7%

WESTERN REGION:
Houston, TX                             22        5,722        5.9%              222,164           92.8%         92.8%
Dallas, TX                              14        4,533        5.5%              208,238           95.2%         95.5%
Phoenix, AZ                             10        3,460        5.3%              199,500           93.3%         91.9%
San Antonio, TX                         12        3,827        5.0%              187,470           93.7%         93.3%
Fort Worth, TX                          11        3,561        3.9%              145,046           96.1%         96.9%
San Francisco, CA                        4          980        3.7%              139,462           99.5%         99.5%
Monterey Peninsula, CA                  11        1,827        2.8%              104,041           94.8%         96.7%
Southern California                      5        1,414        2.4%               89,863           95.2%         95.6%
Seattle, WA                              3          628        0.9%               33,473           96.0%         95.7%
Other Western Markets                   22        6,167        7.7%              290,068           94.7%         95.7%

                              ----------------------------------------------------------      --------------------------
  Total Apartments                     277       77,219      100.0%           $3,756,807           94.2%         94.2%
                              ==========================================================      ==========================

Liquidity and Capital Resources
United Dominion's primary source of liquidity is its cash flow from operations as determined by rental rates, occupancy levels and operating expenses related to its portfolio of apartment homes. United Dominion routinely uses its unsecured bank credit facility to temporarily fund certain investing and financing activities prior to arranging for longer-term financing. During the past several years, proceeds from the sales of real estate have been used for both investing and financing activities.

United Dominion regularly reviews its short and long-term liquidity requirements and considers the adequacy of its cash flow from operations as well as other liquidity sources to meet these requirements. United Dominion believes that it can fund its short-term liquidity needs such as normal recurring operating expenses, debt service payments, recurring capital expenditures and distributions to common and preferred shareholders through cash provided by operating activities and borrowings from the Company's unsecured bank credit facility, as needed (see discussion that follows under "Financing Activities").

To facilitate future financing activities in the public capital markets, management believes that it is prudent to maintain shelf registration statement capacity. In this regard, United Dominion filed a shelf registration statement in December 1999 providing for the issuance of up to $700 million in common shares, preferred shares and debt securities. In March 2000, United Dominion utilized this shelf registration statement to sell $100 million of senior unsecured notes due March 2003 at an interest rate of 8.625%. The proceeds from the offering were used to repay certain mortgage debt and repay revolving bank debt.

Future Capital Needs
Future development expenditures are expected to be funded through joint ventures or with proceeds from the sale of property. Acquisition activity is expected to be primarily limited to the reinvestment of proceeds from the sale of property in order to defer large tax gains and reinvested in targeted markets and sub-markets.

During 2001, United Dominion has approximately $63 million of maturing debt which the Company anticipates repaying using proceeds from the sale of apartment communities, mortgage refinancing activity or borrowings under the Company's unsecured credit facility.

The following discussion explains the changes in net cash provided by operating and investing activities and net cash used in financing activities which are presented in United Dominion's Consolidated Statements of Cash Flows.

Operating Activities
For the year ended December 31, 2000, United Dominion's cash flow from operating activities was $224.2 million compared to $190.6 million for 1999, an increase of $33.6 million. The increase in cash flow from operating activities resulted primarily from a change in the level of operating assets as a result of collections on escrow accounts and property insurance receivables during 2000.

Investing Activities
For the year ended December 31, 2000, net cash provided by investing activities was $103.8 million compared to net cash used in investing activities of $34.0 million for 1999. Changes in the level of investing activities from period to period reflects United Dominion's strategy as it relates to its acquisition, capital expenditure, development and disposition programs, as well as the impact of the capital market environment on these activities.

Real Estate under Development
During 2000, development activity was focused in core markets that have strong
operations managers in place.   For the year ended December 31, 2000, United
Dominion invested approximately $80.1 million on real estate projects, down $33.9 million from its 1999 level of $114.0 million.

The following projects were complete as of December 31, 2000:


                                                          Development
                                           No. of             Costs           Cost Per         Date
                                         Apt. Homes      (In thousands)         Home         Completed      % Leased
                                        ------------   ------------------   ------------   ------------   ------------
New Community:
--------------
   Ashton at Waterford Lakes                     292              $21,500        $73,600           2/00          97.9%
     Orlando, FL

Additional Phases:
------------------
   Dominion Crown Pointe II                      220               14,700         66,800           6/00          89.1%
     Charlotte, NC
   Escalante II                                  312               19,100         61,200          11/00          82.1%
     San Antonio, TX
   Ashlar II                                     168               12,800         76,200          12/00          29.2%
     Ft. Myers, FL
                                        ------------   ------------------   ------------
       Total                                     992              $68,100        $68,600
                                        ============   ==================   ============

The following projects were under development at December 31, 2000:

                                                                      Cost to           Budgeted                        Expected
                                  No. of Apt.      Completed            Date               Cost          Est. Cost      Completion
                                     Homes         Apt. Homes      (In thousands)     (In thousands)      Per Home         Date
                                 -------------   --------------   ----------------   ----------------   ------------   ------------
New Communities:
----------------
  Dominion Place at Kildaire Farm          332               --            $11,400            $25,700        $77,400           1Q02
    Raleigh, NC
  Red Stone Ranch                          324               --              8,600             21,700         67,000           4Q01
    Austin, TX
                                 -------------   --------------   ----------------   ----------------   ------------
                                           656               --             20,000             47,400         72,300
                                 -------------   --------------   ----------------   ----------------   ------------

Additional Phases:
------------------
  Greensview II                            192               --              3,200             16,700         87,000           4Q01
    Denver, CO
  Manor at England Run III                 120               --                900              8,800         73,300           4Q01
    Fredericksburg, VA
  The Meridian II                          270               --              2,700             17,400         64,400           1Q02
    Dallas, TX
                                 -------------   --------------   ----------------   ----------------   ------------
                                           582               --              6,800             42,900         73,700
                                 -------------   --------------   ----------------   ----------------   ------------
     Total                               1,238               --            $26,800            $90,300        $72,900
                                 =============   ==============   ================   ================   ============

In addition to the apartment homes under development at December 31, 2000, United Dominion has land held for future development with a carrying value of $33.6 million, a significant portion of which the Company expects to sell during 2001 as these locations do not meet the investment criteria as a result of the refinement of the Company's strategy during 2000. United Dominion anticipates funding approximately $63.5 million on internal development activity in 2001, which would include the development of two new communities and second phases at three existing communities.

Development Joint Venture
On June 21, 2000, United Dominion completed the formation of a joint venture that will invest approximately $103 million to develop five apartment communities with a total of 1,438 apartment homes. United Dominion owns a 25% interest in the joint venture and is serving as the managing partner of the joint venture as well as the developer, general contractor and property manager.

Prior to completing the joint venture, United Dominion had commenced construction on all five of the projects. Upon closing of the venture, United Dominion contributed the projects in return for its equity interest of approximately $8 million in the venture and was reimbursed for approximately $35 million of development outlays that were incurred prior to closing the joint venture. The proceeds were used to reduce outstanding debt balances. In addition, during 2000, United Dominion recognized fee income of approximately $3 million for general contracting and developer services provided by the Company to the joint venture. The Company has the option, but not the obligation, to purchase these properties for fair value upon completion of the projects.

The following joint venture project was complete as of December 31, 2000:

                                               Development
                               No. of Apt.         Cost           Cost Per         Date
                                  Homes       (In thousands)        Home         Completed      % Leased
                              ------------   ----------------   ------------   ------------   ------------
New Community:
--------------
  The Meridian                         250            $16,400        $65,600           6/00          100.0%
     Dallas, TX
                              ------------   ----------------   ------------
      Total                            250            $16,400        $65,600
                              ============   ================   ============

The following joint venture projects were under development at December 31, 2000:

                                                                Cost to             Budgeted                          Expected
                            No. of Apt.      Completed            Date                 Cost           Est. Cost      Completion
                               Homes         Apt. Homes      (In thousands)       (In thousands)       Per Home         Date
                           -------------   -------------   -----------------    -----------------    ------------   -------------
New Communities:
----------------
  Oaks at Weston                     380             280             $26,300              $30,100         $79,200            2Q01
    Raleigh, NC
  Sierra Canyon                      236              92              13,900               16,700          70,800            1Q01
    Phoenix, AZ
  Parke 33                           264             244              16,700               17,400          65,900            1Q01
    Lakeland, FL
  Mandolin                           308              --              12,600               22,100          71,800            3Q01
    Dallas, TX
                           -------------   -------------   -----------------    -----------------    ------------
     Total                         1,188             616             $69,500              $86,300         $72,600
                           =============   =============   =================    =================    ============

Disposition of Investments
For the year ended December 31, 2000, United Dominion sold 26 communities with 5,835 apartment homes, one commercial property and a parcel of land for an aggregate sales price of approximately $214.5 million and recognized gains for
financial reporting purposes of $31.5 million.   These sales allowed the Company
to dispose of older, non-core communities, to exit certain markets that had limited growth opportunities and to improve the average age of the apartment portfolio. During 1999, United Dominion sold 36 communities with 7,443 apartment homes for an aggregate sales price of $241.2 million, which resulted in gains for financial reporting purposes of $38.0 million.

During 2001, United Dominion plans to sell non-core communities at levels somewhat below that of 2000. Proceeds from the 2001 dispositions are currently planned to be used to improve the Company's financial flexibility and opportunistically reinvest a portion of the proceeds in acquisitions and the repurchase of equity securities.

Acquisitions
During the year ended December 31, 2000, United Dominion acquired one community with 267 apartment homes at a total cost (including closing costs) of $14.8 million which included the assumption of debt and the use of tax free exchange funds as the Company further curtailed its acquisition activity from 1999 and 1998 levels.

During 2001, in order to complete 1031 exchange requirements, United Dominion expects to invest 25% to 30% of the Company's disposition proceeds in targeted markets and sub-markets. These acquisitions will focus on communities where there is the opportunity to add value by repositioning the property to be attractive to the Company's middle-market customer.

Capital Expenditures
United Dominion capitalizes those expenditures related to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

During 2000, $39.2 million or $514 per home was spent on capital expenditures for United Dominion's same communities (those acquired or developed prior to January 1, 1999). These capital improvements included recurring capital expenditures, including floor coverings, HVAC equipment, roofs, appliances, landscaping, siding, parking lots and other non-revenue enhancing capital expenditures, which aggregated $23.7 million or $311 per home. In addition, non-recurring revenue enhancing capital expenditures, including water sub-metering, gating and access systems, the addition of microwaves, washer-dryers, interior upgrades and new business and fitness centers totaled $15.5 million or $203 per home for the year ended December 31, 2000. United Dominion will continue to selectively add revenue-enhancing improvements which are budgeted to provide a high return on investment. Capital expenditures during 2001 are currently expected to be at levels somewhat higher than those experienced in 2000.

Financing Activities
Net cash used in financing activities during 2000 was $325.3 million compared to $175.0 million for 1999, an increase of $150.3 million. During 2000, as part of the plan to improve its balance sheet position, United Dominion used 77% of the net proceeds from its disposition program to pay down secured and unsecured debt and 14% to repurchase shares of common and preferred stock. The remaining 9% of the net proceeds were used to complete an acquisition.

During 2000, using the net proceeds from its disposition program, United Dominion repurchased $64.7 million of certain of its higher rate outstanding unsecured debt with a weighted average yield of 8.39%. In addition, the Company repaid $70.9 million of mortgage debt and $22.4 million of revolving bank debt.

During the first quarter of 2000, United Dominion issued $100 million of 8.625% unsecured notes due 2003. Net proceeds of $99.5 million were used to repay outstanding bank debt. In addition, United Dominion completed the refinancing of tax-exempt notes aggregating $46.7 million at a blended rate of 6.32% and with a final maturity of August 2008. In conjunction with this refinancing, the Company removed the liens on $86 million of real estate which had previously secured the tax-exempt notes.

In September 2000, United Dominion closed on the first part of a $60 million revolving credit facility (the "FNMA Credit Facility") with the Federal National Mortgage Association. The $38.3 million initially borrowed under the terms of the FNMA Credit Facility has an initial interest rate of 7.12%, which is fixed through April 1, 2001. The FNMA Credit Facility is for an initial term of five years, bears interest at a floating rate which can be fixed for periods of up to 270 days, and can be extended for an additional five or ten years at United Dominion's discretion. The proceeds from the FNMA Credit Facility were used to repay a $28.6 million REMIC financing that matured during the third quarter and the remaining proceeds were used to repay revolving bank debt.

In November 2000, United Dominion borrowed $100 million in the form of an unsecured term loan from a consortium of banks. The term loan will initially mature in May 2003 but may be extended at the Company's option for two additional twelve-month periods. Proceeds from the term loan were used to partially repay a $140.9 million unsecured note payable that matured in the fourth quarter of 2000 with the remaining balance repaid from borrowings under United Dominion's existing unsecured credit facility. Also during the fourth quarter of 2000, a $23.9 million secured note payable matured and was repaid using proceeds from additional borrowings under an existing revolving credit facility with the Federal National Mortgage Association and borrowings under the Company's unsecured credit facility.

As of December 31, 2000, approximately $14.5 million of United Dominion's preferred shares have been repurchased under the $25 million preferred share
repurchase program.   For the year ended December 31, 2000, United Dominion
repurchased 199,440 Series A preferred shares at an average price of $23.22 per share and 507,191 Series B preferred shares at an average price of $19.46 per share.

For the year ended December 31, 2000, the Company repurchased 1,398,659 common shares at an average price of $10.03 and repurchased 10,097 operating partnership units. As of December 31, 2000, approximately seven million common shares remained available for purchase under the common share repurchase
program.   Repurchases of shares will be made from time to time in the open market or in privately negotiated transactions. The timing, volume and purchase price will be at the discretion of the Company.

Credit Facilities
In June 2000, United Dominion closed on a $375 million three-year unsecured revolving credit facility (the "Credit Facility") with a consortium of banks. The Credit Facility, which extends until August 2003, replaces two lines of credit that allowed the Company to borrow in aggregate up to $310 million. At December 31, 2000, $244.4 million was outstanding under the Credit Facility leaving $130.6 million available for use.

Under the Credit Facility, the Company may borrow at a rate of LIBOR plus 100 basis points for LIBOR-based borrowings. This rate is equal to the rate the Company was able to borrow under a $110 million line of credit arranged in 1999 that was replaced by the new, expanded and longer-term Credit Facility. Under the Credit Facility, the Company pays a facility fee, which is equal to 0.20% of the commitment. The Credit Facility is subject to customary financial covenants and limitations.

Derivative Instruments
As part of United Dominion's overall interest rate risk management strategy, the Company uses off-balance sheet derivatives as a means to modify the interest rate characteristics of on-balance sheet debt obligations or to hedge anticipated financing transactions. The Company's off-balance sheet derivative transactions used for interest rate risk management include various interest rate swaps with indices that relate to the pricing of specific financial instruments of United Dominion. The Company believes that it has appropriately controlled the risk so that derivatives used for interest rate risk management will not have any material unintended effect on consolidated earnings. Derivative contracts did not have a material impact on the results of operations during 2000 (see Note 6 - Financial Instruments).

Effective January 1, 2001, United Dominion will be required to adopt the provisions of Statements of Financial Accounting Standards No. 133 and 138, "Accounting for Derivative Instruments and Hedging Activities." All of the Company's derivatives qualify as cash flow hedges under the provisions of the statements (see Note 1 - Summary of Significant Accounting Policies).

Market Risk
United Dominion is exposed to market risk principally from interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. United Dominion does not hold financial instruments for trading or other speculative purposes, but rather issues these financial instruments to finance its portfolio of real estate assets. United Dominion's interest rate sensitivity position is managed by the Company's finance department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. United Dominion's earnings are affected by changes in short-term interest rates on its variable rate debt and the refinancing of fixed rate debt. A large portion of United Dominion's market risk is exposure to short-term interest rates from variable rate borrowings outstanding under its Credit Facility, which totaled $244.4 million at December 31, 2000. The impact on United Dominion's financial statements of refinancing fixed rate debt that matured during 2000 was not material.

At December 31, 2000, the notional value of United Dominion's derivative products for the purpose of managing interest rate risk was $247 million of interest rate swaps under which United Dominion pays a fixed rate of interest and receives a variable rate. These agreements effectively fix $247 million of United Dominion's variable rate notes payable to a weighted average fixed rate of 7.38%. At December 31, 2000, the fair market value of the interest rate swaps in an unfavorable value position to United Dominion was $3.8 million (see
Note 6 - Financial Instruments). If interest rates were 100 basis points more or less at December 31, 2000, the fair market value of the interest rate swaps would have increased or decreased approximately $5.9 million and $6.1 million, respectively.

If market interest rates for variable rate debt average 100 basis points more in 2001 than they did during 2000, United Dominion's interest expense, after considering the effects of its interest rate swap agreements, would increase, and income before taxes would decrease by $3.8 million. Comparatively, if market interest rates for variable rate debt averaged 100 basis points more in 2000 than it did in 1999, United Dominion's interest expense, after considering the effects of its interest rate swap agreements, would increase, and income before taxes would decrease by $4.0 million. If market rates for fixed rate debt were 100 basis points higher at December 31, 2000, the fair value of fixed rate debt would have decreased from $1.39 billion to $1.33 billion. If market interest rates for fixed rate debt were 100 basis points lower at December 31, 2000, the fair value of fixed rate debt would have increased from $1.39 billion to $1.45 billion.

These amounts are determined by considering the impact of hypothetical interest rates on United Dominion's borrowing cost and interest rate swap agreements. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in United Dominion's financial structure.

Results of Operations
2000-vs-1999
Net income available to common shareholders was $42.7 million ($.41 per share) for the year ended December 31, 2000 compared to $55.9 million ($.54 per share) for 1999, representing a decrease of $13.2 million ($.13 per share). The decrease was primarily due to the following factors: (i) property operating income growth generated from the performance of the portfolio during 2000 was offset by the decrease in the size of the portfolio due to the disposition program; (ii) United Dominion recognized $31.5 million ($.31 per share) of gains on the sales of investments in 2000 compared to $38.0 million ($.37 per share) for the comparable period in 1999 and; (iii) real estate depreciation increased significantly in 2000 as a result of the recognition of catch-up depreciation expense on communities transferred from real estate held for disposition to real estate held for investment during the second quarter of 2000 and, to a lesser extent, the impact of completed development communities and capital expenditures (see Note 2 - Real Estate Owned).

1999-vs-1998
For 1999, net income available to common shareholders increased $7.2 million, with a corresponding increase of $.05 for both basic and diluted earnings per share, compared to 1998. The increase per share was primarily attributable to aggregate gains on the sales of investments of $38.0 million ($.37 per share) for the year ended December 31, 1999, compared to $26.7 million ($.27 per share) in 1998. However, the increases associated with the gain on sales of investments were moderated in part due to the $19.3 million of impairment losses recorded during 1999. United Dominion's non-mature communities with 31,454 apartment homes at December 31, 1999 provided a substantial portion of the increase in United Dominion's operating income during 1999.

Apartment Community Operations
United Dominion's net income is primarily generated from the operations of its apartment communities. The following table summarizes the operating performance for United Dominion's total apartment portfolio for each of the periods presented (dollars in thousands):



                                                  Year Ended December 31,               Year Ended December 31,
                                            -----------------------------------    ---------------------------------
                                                 2000        1999      % Change       1999        1998      % Change
                                            -----------------------------------    ---------------------------------
Property rental income                        $ 615,401   $ 617,298       -0.3%    $ 617,298   $ 477,279       29.3%
Property rental expenses (excluding
   depreciation and amortization)              (238,717)   (245,173)      -2.6%     (245,173)   (198,877)      23.2%
                                            -----------------------------------    ---------------------------------
Property operating income                     $ 376,684   $ 372,125        1.2%    $ 372,125   $ 278,402       33.7%
                                            ========================================================================

Weighted average number of homes                 80,253      85,926       -6.6%       85,926      70,724       21.5%
Physical occupancy                                 94.2%       92.6%       1.2%         92.6%       92.5%       0.1%

The increase in property operating income provided by the same communities, development communities and acquisition communities since December 31, 1999, was partially offset by the loss of property operating income due to the disposition of 13,278 apartment homes during 1999 and 2000. As a result of United Dominion's disposition program, the weighted average number of apartment homes declined 6.6% during 2000.

2000-vs-1999
Same Communities
United Dominion's same communities (those communities acquired, developed or stabilized prior to January 1, 1999 and held on January 1, 2000 which consisted of 76,267 weighted average apartment homes) provided 94% of its property operating income for the year ended December 31, 2000.

In 2000, property operating income for the same communities increased 4.1% or $14.1 million compared to 1999. The growth in property operating income resulted from a $23.3 million or 4.2% increase in property rental income which was driven by a $17.1 million or 2.9% increase in rental rates coupled with a $5.8 million or 1.2% increase in physical occupancy. The increase in rental rates and occupancy was partially offset by higher concessions and bad debt expense.

For 2000, property operating expenses at these same communities increased $9.2 million or 4.2%. The increase in property operating expenses was due to (i) a $2.6 million or 5.3% increase in real estate taxes related to the portion of the $1.4 billion of real estate acquired in 1998 that has undergone reassessment;
(ii) a $4.5 million or 63.4% increase in property insurance costs attributable to a combination of the Company's loss history plus overall increases in market rates; (iii) a $3.1 million or 5.3% increase in personnel costs due to higher salaries and benefit costs and; (iv) a $1.1 million or 6.5% increase in property management as a result of added infrastructure costs in areas such as information technology, human resources and training. These increases were offset by a $1.6 million or 6.0% decrease in utilities expense due to the continued transfer of water and sewer costs to residents and a $1.4 million or 3.8% decrease in repair and maintenance expense as the Company continues to benefit from the upgrade program and centralized purchasing initiatives.

As a result of the percentage changes in total property operating income and total property operating expenses, the operating margin (property operating income divided by property rental income) declined 0.1% to 61.2%.

Non-Mature Communities
The remaining 6% of United Dominion's property operating income during 2000 was generated from its non-mature communities (those communities acquired or developed during 1999 and 2000). United Dominion's development communities which included 2,470 apartment homes constructed since January 1, 1999 provided an additional $12.3 million of property operating income for the year ended December 31, 2000. In addition, the six communities with 1,497 apartment homes acquired by United Dominion during 1999 and 2000 provided an additional $7.6 million of property operating income during 2000.

1999-vs-1998
Same Communities
United Dominion's same communities (those communities acquired, developed or stabilized prior to January 1, 1998 and held on January 1, 1999 which consisted of 51,316 weighted average apartment homes) provided 60% of its property operating income for the year ended December 31, 1999.

In 1999, property operating income increased 5.6% or $12.0 million compared to 1998. The growth in property operating income resulted primarily from a $11.1 million or 3.1% increase in property rental income, reflecting an increase in average monthly rental rates of 3.4% while physical occupancy remained constant at 93.1%. For 1999, property operating expenses at these same communities decreased 0.6% or $827 thousand compared to 1998. Utility expense decreased due to the continued transfer of water and sewer costs to residents, repair and maintenance expense decreased as a result of the upgrade program and taking more turnover work in-house and property management expenses decreased due to better economies of scale. However, these decreases were offset by an increase in personnel costs due to higher salaries and benefit costs, an increase in real estate taxes, the addition of monitored alarms in more communities and higher technology costs.

As a result of the increase in property rental income and the decrease in property operating expenses, the operating margin improved 1.5% to 61.3%.

Non-Mature Communities
The remaining 40% of United Dominion's property operating income during 1999 was generated from its non-mature communities (those communities acquired or
developed during 1998 and 1999).   United Dominion's non-mature apartment
portfolio consisted of (i) American Apartment Communities II, Inc., consisting of 13,728 homes (net of sales), which provided a first year return on investment (property rental income less property operating expenses divided by the average capital investment in real estate) of 9.1% on an average investment of $761 million and achieved an operating margin of 62.7%; (ii) 13,577 homes (net of sales) acquired in 1998, which provided an 8.4% return on investment on an average investment of $611 million with an operating margin of 57.8%; (iii) five communities with 1,230 apartment homes acquired by United Dominion during 1999 on an initial investment of $74 million that did not have a material impact on 1999 results of operation; (iv) 12,761 apartment homes sold for an aggregate sales price of $398 million as part of United Dominion's strategic repositioning since January 1, 1998 and; (v) 2,404 homes developed at various times since January 1, 1998, which included the completion of six new communities and one additional phase to an existing community during 1999.

Interest Expense
During 2000, interest expense increased $2.3 million over the corresponding amount in 1999 as the weighted average interest rate increased from 7.4% in 1999 to 7.6% in 2000, which more than offset the decrease of $124.7 million in the weighted average amount of debt outstanding ($2.1 billion in 2000 versus $2.2 billion in 1999). The weighted average amount of debt employed during 2000 was lower as disposition proceeds were used to repay outstanding debt. The increase in the average interest rate during 2000 reflects short-term bank borrowings that had higher interest rates when compared to the prior year. For 2000, 1999 and 1998, total interest capitalized was $3.6 million, $5.2 million and $3.4 million, respectively.

During 1999, interest expense increased $47.5 million over the corresponding amount in 1998 as the weighted average amount of debt employed during 1999 was higher than it was in 1998 ($2.1 billion in 1999 versus $1.5 billion in 1998). The increase in the weighted average amount of debt employed in 1999 was primarily due to debt assumed during 1998 to fund United Dominion's investment activities. The weighted average interest rate on this debt was 7.4% in both 1999 and 1998.

Real Estate Depreciation
During the year ended December 31, 2000, real estate depreciation increased $31.3 million or 25.7% over 1999. This increase was primarily attributable to the recognition of catch-up depreciation expense on communities transferred from real estate held for disposition to real estate held for investment during the second quarter of 2000 and, to a lesser extent, the impact of completed development communities (see Note 2 - Real Estate Owned) and capital expenditures.

During the year ended December 31, 1999, real estate depreciation increased $22.1 million or 22.2% over 1998. The increase was primarily due to the recognition of a full year of depreciation on United Dominion's 1998 acquired properties, and to a lesser extent, the recognition of depreciation on the Company's 1999 acquisitions.

General and Administrative
During the year ended December 31, 2000, general and administrative expenses increased $1.9 million or 13.5% over 1999, excluding a $2.7 million charge recognized in the third quarter of 2000 related to the settlement of a class action lawsuit concerning water usage billing in Texas (see Note 10 - Contingencies) and a $1.0 million charge to recognize expenses under employment agreements for certain executives of United Dominion as a result of planned organizational changes. The $1.9 million increase was primarily due to a $0.8 million increase in franchise taxes in Tennessee as a result of a change in the state law regarding franchise taxes with the remaining increase due to recruiting and tuition costs and consulting costs incurred throughout the strategic planning process.

During the year ended December 31, 1999, general and administrative expenses increased $3.7 million or 36.6% over 1998, primarily due to the expanded operations of United Dominion and its continued investment in professional staff, technology and scaleable accounting and information systems.

Impairment Loss
United Dominion did not recognize any impairment loss on its real estate portfolio for the year ended December 31, 2000.

For the year ended December 31, 1999, United Dominion recognized $18.3 million in impairment losses on its real estate portfolio. As a result of the review of its real estate apartment portfolio, 21 properties included in real estate held for investment were moved to real estate held for disposition during the second quarter. Through the review and analysis of communities targeted for strategic disposition, an aggregate $7.1 million impairment loss was recognized on five communities in the second quarter and an additional $11.2 million impairment loss was recognized in the fourth quarter of 1999, related principally to communities acquired in the ASR merger in 1998.

Gains on Sales of Investments
For the years ended December 31, 2000 and 1999, United Dominion recognized gains for financial reporting purposes of $31.5 million and $38.0 million, respectively. Changes in the level of gains recognized from period to period reflect the changing level of United Dominion's divestiture activity from period to period as well as the extent of gains related to specific properties sold.

Distributions to Preferred Shareholders
Distributions to preferred shareholders totaled $36.9 million for the year ended December 31, 2000 compared to $37.7 million for 1999. The decrease was due to the repurchase of 199,440 Series A preferred shares and 507,191 Series B preferred shares during 2000.

Distributions to preferred shareholders totaled $37.7 million for 1999 compared to $23.6 million for 1998. The increase was a result of the issuance of eight million shares of Series D 7.50% Cumulative Convertible Redeemable Preferred Stock in December 1998.

Discount on Preferred Share Repurchases
For the year ended December 31, 2000, United Dominion recognized $2.9 million of discount on preferred share repurchases. The discount on preferred share repurchases represents the difference between the carrying value and the purchase price of the preferred shares.

Inflation
United Dominion believes that the direct effects of inflation on the Company's operations have been inconsequential. Substantially all of the Company's leases are for a term of one year or less which generally minimizes United Dominion's risk from the adverse effects of inflation.

Technology Initiatives
United Dominion is committed to technology initiatives that will allow the Company to improve its operating efficiencies, gain marketing advantages and provide the electronic services its customers demand. Among the key technology initiatives underway are:

 .    United Dominion is developing a comprehensive eCommerce plan. As part of this plan, the Company has created a new corporate home page, and is in the process of creating home pages for each of its communities and community portals for residents. The resident portals will allow United Dominion to offer additional products and services to residents, accessing a previously untapped revenue source for the Company.

 .    United Dominion has approximately a 15% interest in Realeum, Inc. Realeum is currently developing an innovative web-based property management and leasing system. United Dominion believes this system will enable the Company to capture, review and analyze data in a manner that is not currently available on the commercial market. In addition, the Company expects this system to make the leasing process more convenient for residents and more efficient for leasing associates. This system will also lay the foundation for the fulfillment of online leasing transactions.

 .    United Dominion is continuing the implementation of a virtual private network (VPN) that will connect all of the Company's apartment communities and offices. This network will improve the efficiency of United Dominion's operations and its internal communications.

 .    United Dominion is implementing a web-based learning center that will give all associates access to key corporate training courses and reference materials.

Management Transition
With the Company's repositioning substantially complete, United Dominion began a search for a new CEO in the fourth quarter. This search culminated with the hiring of Thomas W. Toomey on February 13, 2001 to replace John P. McCann who served in this role for more than 26 years. Mr. Toomey has begun a review of the organizational structure and strategy of the Company. This review could result in changes that may require the Company to incur expenses for severance and termination benefits. Additionally, the review may result in a change of intent with regard to anticipated holding periods of certain assets which could require the write down of these assets.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     See Index to Consolidated Financial Statements and Schedule on page 44 of this Annual Report on Form 10-K.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     None.

                                    Part III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     Incorporated herein by reference from United Dominion's Proxy Statement to be filed with respect to its Annual Meeting of Shareholders to be held on May 8, 2001.

     Information required by this item regarding the executive officers of United Dominion is included in Part I of this Annual Report on Form 10-K in the section entitled "Executive Officers of the Registrant".

Item 11.  EXECUTIVE COMPENSATION
--------------------------------

     Incorporated herein by reference from United Dominion's Proxy Statement to be filed with respect to its Annual Meeting of Shareholders to be held on May 8, 2001.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     Incorporated herein by reference from United Dominion's Proxy Statement to be filed with respect to its Annual Meeting of Shareholders to be held on May 8, 2001.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Incorporated herein by reference from United Dominion's Proxy Statement to be filed with respect to its Annual Meeting of Shareholders to be held on May 8, 2001.

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

2(c)        Partnership Interest Purchase and     Exhibit 2(d) to the Company's Form S-3
            Exchange Agreement dated as of        Registration Statement (Registration No. 333-64281)
            September 10, 1998, between the       filed with the Commission on September 25, 1998.
            Company, United Dominion Realty,
            L.P., American Apartment Communities
            Operating Partnership, L.P., AAC
            Management LLC, Schnitzer Investment
            Corp., Fox Point Ltd. and James D.
            Klingbeil including as an exhibit
            thereto the proposed form of the
            Third Amended and Restated Limited
            Partnership Agreement of United
            Dominion Realty, L.P.

3(a)        Restated Articles of Incorporation    Exhibit 4(a)(ii) to the Company's Form S-3
                                                  Registration Statement (Registration No.
                                                  333-72885) filed with the Commission on February
                                                  24, 1999.

3(b)        Restated By-Laws                      Filed herewith.

4(i)(a)     Specimen Common Stock Certificate     Exhibit 4(i) to the Company's Annual Report on
                                                  Form 10-K for the year ended December 31, 1993.

4(i)(b)     Form of Certificate for Shares of     Exhibit 1(e) to the Company's Form 8-A
            9 1/4% Series A Cumulative            Registration Statement dated April 24, 1995.
            Redeemable Preferred Stock

4(i)(c)     Form of Certificate for Shares of     Exhibit 1(e) to the Company's Form 8-A
            8.60% Series B Cumulative             Registration Statement dated June 11, 1997.
            Redeemable Preferred Stock

4(i)(d)     Rights Agreement dated as of          Exhibit 1 to the Company's Form 8-A
            January 27, 1998, between the         Registration Statement dated February 4, 1998.
            Company and ChaseMellon Shareholder
            Services, L.L.C., as Rights Agent.

4(i)(d)(a)  First Amended and Restated Rights     Exhibit 4(i)(d)(a) to the Company's Quarterly
            Agreement dates as of September       Report on Form 10-Q for the quarter ended
            14, 1999, between the Company and     September 30, 1999.
            ChaseMellon Shareholders Services,
            L.L.C., as Rights Agent

4(i)(e)     Form of Rights Certificate            Exhibit 4(e) to the Company's Form 8-A
                                                  Registration Statement dated February 4, 1998.

4(ii)(e)   Note Purchase Agreement dated as of    Exhibit 6(c)(5) to the Company's Form 8-A
           February 15, 1993, between the         Registration Statement dated April 19, 1990.
           Company and CIGNA Property and
           Casualty Insurance Company,
           Connecticut General Life Insurance
           Company, on behalf of one or more
           separate accounts, Insurance Company
           of North America, Principal Mutual Life
           Insurance Company and Aid Association
           for Lutherans

4(ii)(f)   364-day Credit Agreement dated         Exhibit 4(ii)(f) to the Company's Quarterly
           as of June 1, 2000, between the        Report on Form 10-Q for the quarter ended June 30,
           Company and certain subsidiaries       2000.
           and a syndicate of banks represented
           by Bank of America, N.A.

4(ii)(g)   Credit Agreement dated as of           Filed herewith.
           November 14, 2000, between the
           Company and certain subsidiaries
           and a syndicate of banks represented
           by First Union Nation Bank

10(i)      Amended Employment Agreement           Filed herewith.

            between the Company and John
            P. McCann dated December 5,
            2000.

10(ii)      Amended  Employment Agreement between  Filed herewith.
            the Company and John S. Schneider
            dated December 5, 2000.

10(iii)     Employment Agreement between           Exhibit 10(iii) to the Company's Annual Report
            the Company and Richard Giannotti      on Form 10-K for the year ended December 31, 1998.
            dated  December 8, 1998.

10(iv)      Employment Agreement between           Exhibit 10(iv) to the Company's Quarterly Report
            the Company and A. William Hamill      on Form 10-Q for the quarter ended
            dated September 30, 1999.              September 30, 1999.

10(v)       1985 Stock Option Plan, as amended.    Exhibit 10(iv) to the Company's Quarterly Report
                                                   on Form 10-Q for the quarter ended June 30, 1998.

10(vi)      1991 Stock Purchase and Loan Plan.     Exhibit 10(viii) to the Company's Quarterly Report
                                                   on Form 10-Q for the quarter ended March 31, 1997.

10(vii)     Third Amended and Restated             Exhibit 10(vi) to the Company's Annual Report
            Agreement of Limited Partnership of    on Form 10-K for the year ended December 31,  1998.
            United Dominion Realty, L.P.
            Dated as of December 7, 1998.

10(vii)(a)  Subordination Agreement dated          Exhibit 10(vi)(a) to the Company's Quarterly
            April 16, 1998, between the            Report on Form 10-Q for the quarter ended
            Company and United Dominion            March 31, 1998.
            Realty, L.P.

10(viii)    Servicing and Purchase                 Exhibit 10(vii) to the Company's Quarterly
            Agreement dated as of June 24,         Report on Form 10-Q for the quarter ended
            1999, including as an exhibit          June 30, 1999.
            thereto the Note and Participation
            Agreement forms.

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

12          Computation of Ratio of Earnings       Filed herewith.
            to Fixed Charges.

21 The Company has the following subsidiaries, all of which but United Dominion Realty, L.P. are wholly owned. The Company owns general and limited partnership interests in United Dominion Realty, L.P. and Heritage Communities L.P., constituting 90.9% of the aggregate partnership interest.

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

            American Apartment Communities Holdings, Inc.
            AAC Funding II, Inc.
            AAC Funding III, Inc.
            AAC Funding IV, Inc.
            AAC Seattle I, Inc.
            FMP Member, Inc.
            AAC Funding IV LLC
            AAC Funding Partnership II
            AAC Funding Partnership III
            AAC Vancouver I, L.P.
            AAC/FSC Crown Pointe Investors, LLC
            AAC/FSC Hilltop Investors, LLC
            AAC/FSC Seattle Properties, LLC
            CMP-1, LLC
            Coastal Anaheim Properties, LLC
            Coastal Long Beach Properties, LLC
            Coastal Monterey Properties LLC
            Fountainhead Apartments Limited Partnership
            Governour's Square of Columbus Co.
            Jamestown of St. Matthews Co.
            Northbay Properties II, L.P.
            Parker's Landing Venture I
            Parker's Landing Venture II
            Polo Chase Venture Limited Partnership
            Regency Park, L.P.
            Sunset Company
            Tivoli of Columbus Limited Partnership
            Windward Point, LLC
            Winterland San Francisco Partners
            Woodlake Village, L.P.
            UDR Virginia Properties, LLC
            UDR California Properties, LLC
            UDR Florida Properties, LLC
            UDR Holdings, LLC
            UDR Lakeside Mills, LLC
            UDR Maryland Properties, LLC
            UDR Beaumont, LLC
            UDR/CSFB JV, LLC
            UDR/CSFB Holdings, LLC

            UDR Mandolin, L.P.
            UDR Meridian, L.P.
            UDR Mortgage Capital-1 (CSFB) LLC
            UDR Oaks @ Weston, LLC
            UDR Parke 33, LLC
            UDR Sierra Canyon, LLC

23          Consent of Independent                 Filed herewith.
            Auditors

Exhibits 10(i) through 10(xiii), inclusive, are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c) of this report.

  (b)  Reports on Form 8-K

       A Form 8-K was filed with the Securities and Exchange Commission on March 9, 2001. The filing reported United Dominion's 2000 fourth quarter and year to date results of operations as reported on its Press Release issued on February 1, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Dominion Realty Trust, Inc.
----------------------------------
     (registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 9, 2001 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ John P. McCann                      /s/ Robert C. Larson
----------------------------------      ------------------------------------
John P. McCann                          Robert C. Larson
Chairman of the Board                   Director


/s/ Thomas W. Toomey                    /s/ Lynne B. Sagalyn
----------------------------------      ------------------------------------
Thomas W. Toomey                        Lynne B. Sagalyn
President and Chief Executive           Director
  Officer


                                        /s/ Mark J. Sandler
----------------------------------      ------------------------------------
John S. Schneider                       Mark J. Sandler
Senior Executive Vice President         Director
  and Chief Operating Officer


                                        /s/ Robert W. Scharar
----------------------------------      ------------------------------------
R. Toms Dalton                          Robert W. Scharar
Director                                Director


/s/ Robert P. Freeman                   /s/ A. William Hamill
----------------------------------      ------------------------------------
Robert P. Freeman                       A. William Hamill
Director                                Executive Vice President and
                                          Chief Financial Officer


                                        /s/ Scott A. Shanaberger
----------------------------------      ------------------------------------
Jon A. Grove                            Scott A. Shanaberger
Director                                Vice President, Corporate Controller
                                          and Chief Accounting Officer

/s/ James D. Klingbeil
----------------------------------
James D. Klingbeil
Director

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                      UNITED DOMINION REALTY TRUST, INC.

                                                                Page
                                                                ----
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

Report of Ernst & Young LLP, Independent Auditors                45

Consolidated Balance Sheets at December 31, 2000
and 1999                                                         46

Consolidated Statements of Operations for each of
the three years in the period ended December 31, 2000            47

Consolidated Statements of Cash Flows for each of
the three years in the period ended December 31, 2000            48

Consolidated Statements of Shareholders' Equity for
each of the three years in the period ended December 31, 2000    49

Notes to Consolidated Financial Statements                       50

SCHEDULE FILED AS PART OF THIS REPORT

Schedule III - Summary of Real Estate Owned                      66

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

                         Report of Independent Auditors
                         ------------------------------

The Board of Directors and Shareholders
United Dominion Realty Trust, Inc.

  We have audited the accompanying consolidated balance sheets of United Dominion Realty Trust, Inc. (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Dominion Realty Trust, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.



                              Ernst & Young LLP

Richmond, Virginia
January 31, 2001

                      UNITED DOMINION REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except for share data)

December 31,                                                                                   2000                      1999
------------------------------------------------------------------------------------------------------------------------------------
ASSETS

Real estate owned:
    Real estate held for investment (Note 2)                                         $          3,758,974      $          3,577,848
         Less: accumulated depreciation                                                          (506,871)                 (373,164)
                                                                                         ----------------          ----------------
                                                                                                3,252,103                 3,204,684
    Real estate under development                                                                  60,366                    91,914
    Real estate held for disposition (net of accumulated depreciation of $2,534
    and $22,700) (Note 2)                                                                          14,446                   260,583
                                                                                         ----------------          ----------------
    Total real estate owned, net of accumulated depreciation                                    3,326,915                 3,557,181
Cash and cash equivalents                                                                          10,305                     7,678
Restricted cash                                                                                    44,943                    56,969
Deferred financing costs                                                                           14,271                    13,511
Investment in unconsolidated development joint venture (Note 3)                                     8,088                         -
Other assets                                                                                       49,435                    52,978
                                                                                         ----------------          ----------------
    Total assets                                                                     $          3,453,957      $          3,688,317
                                                                                         ================          ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Secured debt (Note 4)                                                                $            866,115      $          1,000,136
Unsecured debt (Note 5)                                                                         1,126,215                 1,127,169
Real estate taxes payable                                                                          30,554                    30,887
Accrued interest payable                                                                           18,059                    17,867
Security deposits and prepaid rent                                                                 22,524                    20,738
Distributions payable                                                                              36,128                    36,020
Accounts payable, accrued expenses and other liabilities                                           47,144                    51,121
                                                                                         ----------------          ----------------
    Total liabilities                                                                           2,146,739                 2,283,938

Minority interests                                                                                 88,326                    94,167

Shareholders' equity: (Note 8)
    Preferred stock, no par value; $25 liquidation preference,
      25,000,000 shares authorized;
         3,969,120 shares 9.25% Series A Cumulative Redeemable issued and
            outstanding (4,168,560 in 1999)                                                        99,228                   104,214
         5,439,109 shares 8.60% Series B Cumulative Redeemable issued and
            outstanding (5,946,300 in 1999)                                                       135,978                   148,658
         8,000,000 shares 7.50% Series D Cumulative Convertible Redeemable issued
            and outstanding (8,000,000 in 1999)                                                   175,000                   175,000
    Common stock, $1 par value; 150,000,000 shares authorized
         102,219,250 shares issued and outstanding (102,740,777 in 1999)                          102,219                   102,741
    Additional paid-in capital                                                                  1,081,387                 1,083,687
    Distributions in excess of net income                                                        (366,531)                 (296,030)
    Notes receivable from officer-shareholders                                                     (7,561)                   (7,753)
    Deferred compensation - unearned restricted stock awards                                         (828)                     (305)
                                                                                         ----------------          ----------------
    Total shareholders' equity                                                                  1,218,892                 1,310,212
                                                                                         ----------------          ----------------
    Total liabilities and shareholders' equity                                       $          3,453,957      $          3,688,317
                                                                                         ================          ================

         See accompanying notes to consolidated financial statements.

                      UNITED DOMINION REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

Year ended December 31,                                                           2000              1999             1998
-------------------------------------------------------------------------------------------------------------------------------
Revenues
    Rental income                                                                  $616,825          $618,749         $478,718
    Non-property income                                                               5,326             1,942            3,382
                                                                              --------------    --------------   --------------
          Total revenues                                                            622,151           620,691          482,100

Expenses
    Rental expenses:
          Real estate taxes and insurance                                            69,071            63,425           48,898
          Personnel                                                                  65,666            66,968           51,219
          Repair and maintenance                                                     36,469            41,339           36,827
          Utilities                                                                  25,791            30,106           26,361
          Administrative and marketing                                               23,771            25,410           19,066
          Property management                                                        18,392            18,475           16,945
          Other operating expenses                                                    1,426             1,539              244
    Real estate depreciation                                                        152,994           121,727           99,588
    Interest                                                                        156,040           153,748          106,238
    Impairment loss on real estate and investments (Note 2)                               -            19,300                -
    General and administrative                                                       19,444            13,850           10,139
    Other depreciation and amortization                                               4,367             4,425            3,645
    Loss on termination of interest rate risk management agreement (Note 6)               -                 -           15,591
                                                                              --------------    --------------   --------------
          Total expenses                                                            573,431           560,312          434,761
                                                                              --------------    --------------   --------------

Income before gains on sales of investments, minority interests
    and extraordinary item                                                           48,720            60,379           47,339
Gains on sales of depreciable property                                               30,618            37,995           26,672
Gains on sales of land                                                                  832                 -                -
                                                                              --------------    --------------   --------------
Income before minority interests and extraordinary item                              80,170            98,374           74,011
Minority interests of unitholders in operating partnership                           (2,885)           (4,434)          (1,430)
Minority interests in other partnerships                                             (1,501)           (1,245)            (111)
                                                                              --------------    --------------   --------------
Income before extraordinary item                                                     75,784            92,695           72,470
Extraordinary item - early extinguishment of debt                                       831               927             (138)
                                                                              --------------    --------------   --------------
Net income                                                                           76,615            93,622           72,332
Distributions to preferred shareholders - Series A and B                            (21,591)          (22,560)         (22,607)
Distributions to preferred shareholders - Series D (Convertible)                    (15,300)          (15,154)            (986)
Discount on preferred share repurchases                                               2,929                 -                -
                                                                              --------------    --------------   --------------
Net income available to common shareholders                                         $42,653           $55,908          $48,739
                                                                              ==============    ==============   ==============



Earnings per common share: (Note 1)

    Basic                                                                             $0.41             $0.54            $0.49
                                                                              ==============    ==============   ==============
    Diluted                                                                           $0.41             $0.54            $0.49
                                                                              ==============    ==============   ==============

Common distributions declared per share                                               $1.07             $1.06            $1.05
                                                                              ==============    ==============   ==============


Weighted average number of common shares outstanding-basic                          103,072           103,604           99,966
Weighted average number of common shares outstanding-diluted                        103,208           103,639          100,062

See accompanying notes to consolidated financial statements.

                  UNITED DOMINION REALTY TRUST, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)

Year ended December 31,                                                             2000              1999                 1998
-----------------------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income                                                              $         76,615     $      93,622       $       72,332
   Adjustments to reconcile net income to cash provided
        by operating activities:
         Depreciation and amortization                                              157,361           126,152              103,233
         Impairment loss on real estate and investments                                   -            19,300                   --
         Gains on sales of investments                                              (31,450)          (37,995)             (26,672)
         Minority interests                                                           4,386             5,679                1,541
         Extraordinary item-early extinguishment of debt                               (831)             (927)                 138
         Amortization of deferred financing costs and other                           2,551             5,184                2,061
         Changes in operating assets and liabilities:
              (Decrease)/increase in operating liabilities                           (2,333)           (4,777)              30,682
              Decrease/(Increase) in operating assets                                17,861           (15,636)             (42,718)
                                                                              -------------      ------------        -------------
Net cash provided by operating activities                                           224,160           190,602              140,597

Investing Activities
   Proceeds from sales of real estate investments, net                              205,345           236,706              155,459
   Proceeds received for excess expenditures over investment contribution
     in development joint venture                                                    30,176                 -                    -
   Development of real estate assets                                                (80,131)         (114,028)             (97,222)
   Capital expenditures - real estate assets, net of escrow reimbursement           (45,796)          (74,049)             (88,120)
   Acquisition of real estate assets, net of liabilities assumed                     (4,635)          (75,719)            (169,808)
   Capital expenditures - non-real estate assets                                     (1,166)           (8,062)              (2,876)
   Net cash paid in mergers                                                               -                 -              (59,446)
   Other investing activities                                                             -             1,132               (1,851)
                                                                              -------------      ------------        -------------
Net cash provided by/(used in) investing activities                                 103,793           (34,020)            (263,864)

Financing Activities
   Proceeds from the issuance of secured notes payable                               67,285           207,611                7,700
   Scheduled principal payments on secured notes payable                            (62,575)          (19,100)             (18,255)
   Non-scheduled principal payments on secured notes payable                       (145,881)         (260,559)             (88,237)
   Proceeds from the issuance of unsecured notes payable                            248,035           197,345              212,500
   Payments on unsecured notes payable                                             (214,984)         (151,117)              (9,418)
   Net (repayment)/borrowing of short-term bank debt                                (33,200)           37,600              104,400
   Payment of financing costs                                                        (5,648)           (6,719)              (4,875)
   Proceeds from the issuance of common stock                                         7,660            17,250               76,686
   Distributions paid to minority interests                                         (10,272)           (9,200)              (2,413)
   Distributions paid to preferred shareholders                                     (36,909)          (34,958)             (22,611)
   Distributions paid to common shareholders                                       (110,098)         (109,608)            (103,074)
   Repurchase of operating partnership units                                           (341)          (11,967)              (3,528)
   Repurchase of common and preferred stock                                         (28,398)          (31,563)                   -
                                                                              -------------      ------------        -------------
Net cash (used in)/provided by financing activities                                (325,326)         (174,985)             148,875

Net increase (decrease) in cash and cash equivalents                                  2,627           (18,403)              25,608
Cash and cash equivalents, beginning of year                                          7,678            26,081                  473
                                                                              -------------      ------------        -------------
Cash and cash equivalents, end of year                                       $       10,305     $       7,678       $       26,081
                                                                              =============      ============        =============

Supplemental Information:
   Interest paid during the period                                         $        152,434     $     162,236       $      104,858
   Conversion of operating partnership units to common stock                            247             3,947                7,542
   Issuance of restricted stock awards                                                  830               460                    -
   Non-cash transactions associated with the acquisition of properties:
         Secured debt assumed                                                        10,130                 -              116,326
         Issuance of common stock                                                         -                 -                7,099
         Issuance of operating partnership units                                          -                 -               18,477
   Non-cash transactions associated with mergers:
         Real estate assets acquired                                                      -                 -            1,080,696
         Other operating assets acquired                                                  -                 -               26,845
         Issuance of preferred stock                                                      -                 -              175,000
         Issuance of common stock                                                         -                 -              108,456
         Issuance of operating partnership units                                          -                 -               88,831
         Secured debt assumed                                                             -                 -              637,188
         Operating liabilities assumed                                                    -                 -               36,026
         Minority interests in partnerships assumed                                       -                 -                5,382

See accompanying notes to consolidated financial statements.

                      UNITED DOMINION REALTY TRUST, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (In thousands, except per share data)

Year ended December 31                                                                 2000               1999            1998
------------------------------------------------------------------------------------------------------------------------------------
Preferred Stock
Balance, beginning of year                                                           $   427,872      $   430,000     $   255,000
    Issuance of 7.50% Series D Cumulative Convertible Redeemable
       in connection with the acquisition of American Apartment Communities II                -                -          175,000
    Purchase of preferred stock                                                          (17,666)          (2,128)             -
                                                                                   --------------   --------------   -------------
Balance, end of year                                                                 $   410,206      $   427,872     $   430,000
                                                                                   ==============   ==============   =============

Common Stock, $1 Par Value
Balance, beginning of year                                                             $ 102,741        $ 103,639     $    89,168
    Issuance of common shares in public offerings                                             -                -            2,804
    Issuance of common shares in the acquisition of ASR Investment Corporation                -                -            7,743
    Issuance of common shares to employees, officers and director-shareholders                 5               72              78
    Issuance of common shares through dividend reinvestment
       and stock purchase plan                                                               767            1,598           2,825
    Issuance of common shares in connection with the acquisition of properties                -                -              482
    Purchase of common stock                                                              (1,399)          (2,688)             -
    Issuance of restricted stock awards                                                       86               46              -
    Adjustment for cash purchase and conversion of minority interests of
       unitholders in operating partnerships                                                  19               74             539
                                                                                   --------------   --------------   -------------
Balance, end of year                                                                 $   102,219      $   102,741     $   103,639
                                                                                   ==============   ==============   =============

Additional Paid-in Capital
Balance, beginning of year                                                           $ 1,083,687      $ 1,090,432     $   906,307
    Issuance of common shares in public offerings, net of issuance costs                      -                -           35,170
    Issuance of common shares in the acquisition of ASR Investment Corporation                -                -          100,713
    Issuance of common shares to employees, officers and director-shareholders               158              665             801
    Issuance of common shares through dividend reinvestment
       and stock purchase plan                                                             6,538           15,049          33,821
    Issuance of common shares in connection with the acquisition of properties                -                -            6,617
    Purchase of common and preferred stock                                                (9,333)         (26,746)             -
    Issuance of restricted stock awards                                                      744              414              -
    Adjustment for cash purchase and conversion of minority interests of
       unitholders in operating partnerships                                                (407)           3,873           7,003
                                                                                   --------------   --------------   -------------
Balance, end of year                                                                 $ 1,081,387      $ 1,083,687     $ 1,090,432
                                                                                   ==============   ==============   =============

Notes Receivable from Officer-Shareholders
Balance, beginning of year                                                           $    (7,753)     $    (7,619)    $    (8,806)
    Principal repayments                                                                     192              139           1,413
    Notes issued for common shares                                                            -              (273)           (226)
                                                                                   --------------   --------------   -------------
Balance, end of year                                                                 $    (7,561)     $    (7,753)    $    (7,619)
                                                                                   ==============   ==============   =============

Distributions in Excess of Net Income
Balance, beginning of year                                                           $  (296,030)     $  (242,331)    $  (183,312)
    Net income                                                                            76,615           93,622          72,332
    Common stock distributions declared ($1.07 per share for 2000,
       $1.06 per share for 1999 and $1.05 per share for 1998)                           (110,225)        (109,607)       (107,758)
    Preferred stock distributions declared-Series A ($2.31 per share for 2000,
       1999 and 1998)                                                                     (9,473)          (9,688)         (9,704)
    Preferred stock distributions declared-Series B ($2.15 per share for 2000,
       1999 and 1998)                                                                    (12,118)         (12,872)        (12,903)
    Preferred stock distributions declared-Series D ($1.91 per share for 2000,
       $1.89 per share for 1999 and $.12 per share for 1998)                             (15,300)         (15,154)           (986)
                                                                                   --------------   --------------   -------------
Balance, end of year                                                                 $  (366,531)     $  (296,030)    $  (242,331)
                                                                                   ==============   ==============   =============

Deferred Compensation - Unearned Restricted Stock Awards
Balance, beginning of year                                                           $      (305)     $        -      $        -
    Issuance of restricted stock awards                                                     (830)            (460)             -
    Amortization of deferred compensation                                                    307              155              -
                                                                                   --------------   --------------   -------------
Balance, end of year                                                                 $      (828)     $      (305)    $        -
                                                                                   ==============   ==============   =============

Total Shareholders' Equity                                                           $ 1,218,892      $ 1,310,212     $ 1,374,121
                                                                                   ==============   ==============   =============

See accompanying notes to consolidated financial statements.

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Formation United Dominion Realty Trust, Inc., a Virginia corporation, was formed in 1972. United Dominion operates within one defined business segment with activities related to the ownership, development, acquisition, renovation, management, marketing and strategic disposition of multifamily apartment communities nationwide. At December 31, 2000, United Dominion owned 277 communities with 77,219 completed apartment homes and had two communities and three additional phases to existing communities with 1,238 apartment homes under development.

Basis of presentation   The accompanying consolidated financial statements
include the accounts of United Dominion and its subsidiaries, including United Dominion Realty, L.P., (the "Operating Partnership"), and Heritage Communities L.P. (the "Heritage OP"), (collectively, "United Dominion"). As of December 31, 2000, there were 74,486,812 units in the Operating Partnership outstanding, of which 67,686,662 units or 90.9% were owned by United Dominion and 6,800,150 units or 9.1% were owned by non-affiliated limited partners. As of December 31, 2000, there were 4,535,845 units in the Heritage OP outstanding, of which 3,879,880 units or 85.5% were owned by United Dominion and 655,965 units or 14.5% were owned by non-affiliated limited partners. The consolidated financial statements of United Dominion include the minority interests of the unitholders in the operating partnerships. All significant inter-company accounts and transactions have been eliminated in consolidation.

Income taxes United Dominion is operated as, and elects to be taxed as, a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Generally, a REIT complies with the provisions of the Code if it distributes at least 95% of its taxable income and will avoid and will not be subject to U.S. federal income taxes if it distributes 100% of its income. Accordingly, no provision has been made for federal income taxes. However, United Dominion is subject to certain state and local excise or franchise taxes.

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

For income tax purposes, distributions paid to common shareholders consist of ordinary income, capital gains, return of capital or a combination thereof. For the three years ended December 31, 2000, distributions paid per common share were taxable as follows:


                                      2000      1999      1998
                                     ------    ------    ------
         Ordinary income             $ .811    $ .620    $ .913
         Long-term capital gain        .257      .129       ---
         Return of capital              ---      .309      .127
                                     ------    ------    ------
                                     $1.068    $1.058    $1.040
                                     ======    ======    ======

Use of estimates   The preparation of the financial statements in conformity
with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications   Certain reclassifications have been made to amounts in prior years' financial statements to conform with current year presentation.

Cash and cash equivalents   Cash and cash equivalents include all cash and
liquid investments with maturities of three months or less when purchased.

Investments in Unconsolidated Joint Ventures   The Company accounts for
investments in unconsolidated joint ventures using the equity method when major business decisions require approval by the other partners. Investments are recorded at cost and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. United Dominion eliminates intercompany profits on sales of services that are capitalized by the venture. Differences between the carrying value of investments and the underlying equity in net assets of the

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


investee are due to capitalized interest on the investment balance and capitalized development and leasing costs that are recovered by the Company through fees during construction. Such differences are amortized on a straight-line basis over the estimated useful life of the investment. During 2000, United Dominion recognized development and general contractor fees from its venture of approximately $3.0 million.

Real estate   Real estate assets held for investment are carried at historical cost less accumulated depreciation and any recorded impairment losses.

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

For long-lived assets to be disposed of, impairment losses are recognized when the fair value of the asset less estimated cost to sell is less than the carrying value of the asset. Prior to 2000, properties were classified as real estate held for disposition when management had committed to sell and was actively marketing the property, and United Dominion expected to dispose of these properties within the next twelve months. Beginning in 2000, properties classified as real estate held for disposition represent properties that are under contract. Real estate held for disposition is carried at the lower of cost, net of accumulated depreciation or fair value less the cost to dispose, determined on an asset by asset basis. Depreciation is not recorded on real estate held for disposition and gains (losses) from initial and subsequent adjustments to the carrying value of the assets, if any, are recorded as a separate component of income from continuing operations.

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which is 35 years for buildings, 10 to 35 years for major improvements, and 3 to 20 years for furniture, fixtures, equipment and other assets.

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

Interest and real estate taxes incurred during the development period are capitalized as part of the real estate under development to the extent that such charges do not cause the carrying value of the asset to exceed its net realizable value. During 2000, 1999 and 1998, total interest capitalized was $3.6 million, $5.2 million and $3.4 million, respectively.

Revenue recognition   United Dominion's apartment homes are leased under
operating leases with terms generally of one year or less. Rental income is recognized after it is earned and collectibility is reasonably assured.

Restricted cash   Restricted cash consists of escrow deposits held by lenders for real estate taxes, insurance and replacement reserves and security deposits.

Deferred financing costs   Deferred financing costs include fees and other
external costs incurred to obtain debt financings and are generally amortized on a straight-line basis, which approximates the effective interest method, over a
period not to exceed the term of the related debt.   Unamortized financing costs
are written-off when debt is retired before its maturity date.

Advertising costs    All costs are expensed as incurred.

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


Interest rate swap agreements   United Dominion enters into interest rate swap
agreements to alter the interest rate characteristics of outstanding debt instruments. Each interest rate swap agreement is designated with all or a portion of the principal balance and term of a specific debt obligation. The interest rate swaps involve the periodic exchange of payments over the life of the related agreements. Amounts received or paid on the interest rate swaps are recorded on an accrual basis as an adjustment to the related interest expense of the outstanding debt based on the accrual method of accounting. The related amounts payable to and receivable from counterparties are included in other liabilities and other assets, respectively. The fair value of and changes in the fair value as a result of changes in market interest rates for the interest rate swap agreements are not reflected in the basic financial statements.

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

Interest rate risk management agreements   United Dominion enters into interest
rate futures contracts to hedge interest rate risk associated with anticipated debt transactions. United Dominion follows SFAS No. 80, "Accounting for Futures Contracts," which permits hedge accounting for anticipatory transactions meeting certain criteria. Gains and losses, if any, on these transactions are deferred as an adjustment to the carrying amount of the outstanding debt and amortized over the term of the related debt as an adjustment to interest expense. The fair values of interest rate risk management agreements are not recognized in the financial statements. At the time the anticipated transaction is no longer likely to occur, United Dominion would record the derivative instrument at its market value and would recognize any adjustment in the consolidated statement of operations.

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

                                                  2000      1999      1998
----------------------------------------------------------------------------
Numerator for basic and diluted earnings
 per share-net income available to common
 shareholders                                   $ 42,653  $ 55,908  $ 48,739

Denominator:
 Denominator for basic earnings per share-
  weighted average shares                        103,072   103,604    99,966


Effect of dilutive securities:
  Employee stock options and awards                  136        35        96
                                                --------  --------  --------

Denominator for dilutive earnings per
 share                                           103,208   103,639   100,062
                                                ========  ========  ========

Basic earnings per share                        $    .41  $    .54  $    .49
                                                ========  ========  ========
Diluted earnings per share                      $    .41  $    .54  $    .49
                                                ========  ========  ========

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


The effect of the conversion of the operating partnership units and convertible preferred stock is not dilutive and is therefore not included as a dilutive security in the earnings per share computation. The weighted average effect of the conversion of the operating partnership units for the years ended December 31, 2000, 1999 and 1998 was 7,489,435 units, 8,180,409 units and 2,963,427 units, respectively. The weighted average effect of the conversion of the convertible preferred stock for the years ended December 31, 2000 and 1999 was 12,307,692 shares and 809,273 shares at December 31, 1998.

Minority interests in operating partnerships   Interests in operating
partnerships held by limited partners are represented by operating partnership units (OP Units). The operating partnerships' income is allocated to holders of OP Units based upon net income available to common shareholders and the weighted average number of OP Units outstanding to total common shares plus OP Units outstanding during the period. Capital contributions, distributions and profits and losses are allocated to minority interests in accordance with the terms of the individual partnership agreements. OP Units can be exchanged for cash or shares of United Dominion's common stock on a one-for-one basis, at the option of United Dominion. OP Units as a percentage of total OP Units and shares outstanding were 6.8% at December 31, 2000 and 1999 and 7.7% at December 31, 1998.

Minority interest in other partnerships   United Dominion has limited partners
in certain real estate partnerships acquired as part of the acquisition of American Apartment Communities II on December 7, 1998. Net income for these partnerships is allocated based on the percentage interest owned by these limited partners in each respective real estate partnership.

Stock based compensation   United Dominion has elected to follow Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of United Dominion's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized.

Impact of recently issued accounting standards   United Dominion will adopt
Statements of Financial Accounting Standards No. 133 and 138, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. The new accounting standards require companies to carry all derivative instruments, including certain embedded derivatives, in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, companies might elect to designate a derivative instrument as a hedge of exposures to changes in fair values or cash flows. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported as a component of equity and reclassified into earnings when the hedged transaction affects earnings. If the hedged exposure is a fair value exposure, the gain or loss on the derivative is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. A gain or loss is recognized in earnings when a derivative is not designated as a hedge, or when any ineffectiveness is measured in the derivative when compared to the hedged item or anticipated transaction.

United Dominion estimates that upon adoption of Statements 133 and 138 in January 2001, the Company will record a $3.8 million net transition loss adjustment in accumulated other comprehensive income (equity). Adoption of the standards also will result in the Company recognizing $134.0 thousand of derivative instrument assets and $3.9 million of derivative instrument liabilities. In general, the amount of volatility will vary with the level of derivative activities during any period.

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


2.  REAL ESTATE OWNED

United Dominion operates in over 32 major markets dispersed throughout 21 states. At December 31, 2000, the Company's largest apartment market was Houston, Texas, where it owned 5.9% of its apartment homes, based upon carrying value. Excluding Houston, United Dominion did not own more than 5.5% of its apartment homes in any one market, based upon carrying value.

The following table summarizes real estate held for investment at December 31, (dollars in thousands):


                                                      2000               1999
-----------------------------------------------------------------------------
Land and land improvements                      $  668,003         $  636,905
Buildings and improvements                       2,902,386          2,767,940
Furniture, fixtures and equipment                  188,321            166,826
Construction in progress                               264              6,177
                                               ------------------------------
Real estate held for investment                  3,758,974          3,577,848
Accumulated depreciation                          (506,871)          (373,164)
                                               ------------------------------
Real estate held for investment, net            $3,252,103         $3,204,684
                                               ==============================

The following is a summary of real estate held for investment by major market within each geographic region (in order of carrying value and excluding real estate under development) at December 31, 2000 (dollars in thousands):

                                             Initial
                              Number of    Acquisition          Carrying         Accumulated
                             Communities      Cost               Value          Depreciation         Encumbrances
-----------------------------------------------------------------------------------------------------------------
NORTHERN REGION:
Raleigh, NC                      9       $  123,071          $  140,725             $ 28,793             $ 31,327
Charlotte, NC                   10          109,961             133,652               24,942               12,267
Columbus, OH                     5           88,625             122,281               10,049               42,703
Greensboro, NC                   8           85,362             102,574               14,917                    -
Richmond, VA                     8           74,856              94,633               25,219               60,682  (a)
Wilmington, NC                   6           64,213              88,200               15,540                    -
Baltimore, MD                    6           58,846              66,380               14,752               28,657  (a)
Other Northern Markets          38          318,407             366,179               63,506               56,194  (a)

SOUTHERN REGION:
Orlando, FL                     14          167,524             198,761               32,513               76,736  (a)
Tampa, FL                       10          132,927             149,907               21,859               51,665  (a)
Nashville, TN                    8           83,987             117,978               13,012                    -
South Florida                    6           95,637             103,335               13,588               20,620  (a)
Memphis, TN                      6           88,467              95,752               11,727               32,724
Atlanta, GA                      6           57,669              69,964               13,307               17,714  (a)
Columbia, SC                     6           52,795              61,472               14,942                5,000
Other Southern Markets          16          168,885             220,993               35,955               43,696  (a)

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000



                                             Initial
                              Number of    Acquisition          Carrying         Accumulated
                             Communities      Cost               Value          Depreciation         Encumbrances
-----------------------------------------------------------------------------------------------------------------
WESTERN REGION:
Houston, TX                     22           178,188             222,164           24,255                47,499
Dallas, TX                      14           177,414             208,238           23,930                10,349
Phoenix, AZ                     10           165,191             199,500           21,104                19,086
San Antonio, TX                 12           171,241             187,470           18,166                37,627
Fort Worth, TX                  11           134,671             145,046           17,511                18,711
San Francisco, CA                4           136,504             139,462            6,855                21,709
Monterey Peninsula, CA          11           102,442             104,041            5,574                     -  (a)
Southern California              5            87,442              89,863            6,752                 5,937
Seattle, WA                      3            31,953              33,473            2,694                16,661
Other Western Markets           22           279,699             290,068           25,376                66,178  (a)

Richmond - Corporate                           6,597               6,863               33                     -
                             ----------------------------------------------------------------------------------
                               276        $3,242,574          $3,758,974         $506,871              $859,285
                             ==================================================================================


The following is a summary of real estate held for disposition by major category at December 31, 2000 (dollars in thousands):

                             Initial
                 Number of  Acquisition   Carrying    Accumulated
                Properties     Cost         Value     Depreciation  Encumbrances
--------------------------------------------------------------------------------
 Apartments (b)        1     $    3,817   $    4,696      $  1,036      $  3,506
 Commercial (b)        4         10,482       12,284         1,498         3,324
                   -------------------------------------------------------------
                       5     $   14,299   $   16,980      $  2,534      $  6,830
                   =============================================================
 Total               281     $3,256,873   $3,775,954      $509,405      $866,115
                   =============================================================

(a) There are 88 communities encumbered by fixed rate debt aggregating $723.7 million. The amount of this debt is included in the encumbrances shown for the individual markets. There are 27 communities encumbered by fixed rate debt aggregating $135.5 million that is not included in the encumbrances shown for the individual markets or in real estate held for disposition.

(b) Real estate held for disposition included one apartment community with 132 homes, three commercial properties and one parcel of land totaling $14.5 million, which is net of $2.5 million of accumulated depreciation. Real estate held for disposition contributed property operating income (property rental income less property operating expense) of $1.7 million for the year ended December 31, 2000. The properties classified as held for disposition reflect properties that were under contract at December 31, 2000.

The management of United Dominion periodically reviews its divestiture program, which is designed to better position the Company for achieving more consistent earnings growth and increasing shareholder value over the long-term. The factors considered in these reviews include the age, quality and projected operating income of communities that might be sold, the expected market value for the communities, the estimated timing for completion of sales and the pro forma effect of sales upon United Dominion's earnings and financial position. After a review undertaken in the second quarter of 2000, management transferred approximately $197 million of assets from real estate held for disposition to real estate held for investment and, as a result, approximately $10 million in depreciation expense was recognized on the communities transferred in order to reflect depreciation on these properties while they were classified in real estate held for disposition.

For the year ended December 31, 1999, United Dominion recognized $18.3 million
in impairment losses on its real estate owned.   Through the review and analysis
of communities targeted for strategic disposition, an aggregate $14.8 million impairment loss was recognized on assets held for disposition. An impairment loss was indicated as a result of the net book value of the assets held for disposition being greater than the estimated fair market value less the cost of
disposal.   In addition, United Dominion recorded a $3.5 million impairment loss on three communities acquired in the ASR merger in 1998 which were classified in real estate held for investment. An impairment loss

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


was indicated as the sum of the estimated future cash flows from the assets was deemed to be less than their carrying amounts.

The following is a reconciliation of the carrying amount of real estate held for investment at December 31, (dollars in thousands):

                                                                     2000                 1999                 1998
-------------------------------------------------------------------------------------------------------------------
Balance at January 1                                           $3,577,848           $3,643,245           $2,281,438
Real estate acquired                                               14,898               75,719            1,388,514
Capital expenditures                                               46,299               72,096               98,872
Transferred from development                                       68,025              116,787               23,350
Transferred from (to) real estate held for disposition             58,068             (326,499)            (148,929)
Impairment loss on real estate                                          -               (3,500)                   -
Disposal of fully depreciated assets                               (6,164)                   -                    -
                                                         ----------------------------------------------------------
Balance at December 31                                         $3,758,974           $3,577,848           $3,643,245
                                                         ==========================================================

The following is a reconciliation of accumulated depreciation for real estate held for investment at December 31, (dollars in thousands):

                                                                     2000                 1999                 1998
-------------------------------------------------------------------------------------------------------------------
Balance at January 1                                           $  373,164           $  280,663           $  200,506
Depreciation expense for the year*                                154,419              122,884              100,683
Transferred to held for disposition                               (14,548)             (30,383)             (20,526)
Disposal of fully depreciated assets                               (6,164)                   -                    -
                                                         ----------------------------------------------------------
Balance at December 31                                         $  506,871           $  373,164           $  280,663
                                                         ==========================================================

 * Includes $1,425, $1,157 and $1,095 for 2000, 1999 and 1998, respectively, classified as "Other depreciation and amortization" in the consolidated statements of operations.

3.  INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

At December 31, 2000, United Dominion's investment in an unconsolidated joint venture consisted of a 25% partnership interest in a development joint venture in which the Company is serving as the managing partner. No gain or loss was recognized on the Company's contribution to the development joint venture. The venture will develop five apartment communities with a total of 1,438 homes for an aggregate total cost of approximately $103 million. United Dominion serves as the developer, general contractor and property manager for the venture. The operating results for the joint venture were not material for the year ended December 31, 2000. The following is a summary of the financial position of the joint venture as of December 31, 2000 (dollars in thousands):


             Assets:
             Real estate, net                                     $85,644
             Other assets                                           6,507
                                                              -----------
                     Total assets                                 $92,151
                                                              ===========


             Liabilities and partners' equity:
             Mortgage notes payable                               $49,785
             Other liabilities                                     11,436
             Partners' equity                                      30,930
                                                              -----------
                     Total liabilities and partners' equity       $92,151
                                                              ===========

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000



4.   SECURED DEBT

Secured debt, which encumbers $1.5 billion or 38.8% of United Dominion's real estate owned, ($2.3 billion or 61.2% of United Dominion's real estate owned is unencumbered) consists of the following at December 31, 2000 (dollars in thousands):

                                                                                                           No. of
                                                                      Weighted Avg.     Weighted Avg.    Communities
                                          Principal Outstanding       Interest Rate   Years to Maturity  Encumbered
                                      ----------------------------- ------------------------------------------------
                                               2000         1999            2000           2000           2000
------------------------------------------------------------------- ------------------------------------------------
Fixed Rate Debt
Mortgage Notes Payable (a)                    $513,962  $  555,414             7.96%                5.8           76
Tax-Exempt Secured Notes Payable                79,756      96,699             6.83%               13.1           13
REMIC Financings                                    --      59,167               --                  --           --
Secured Credit Facilities                       17,000      57,000             7.04%               13.0           --
                                      ----------------------------- ------------------------------------------------
Total Fixed Rate Secured Debt                  610,718     768,280             7.79%                7.0           89

Variable Rate Debt
Secured Credit Facilities                      216,960     138,675             7.22%               13.3           22
Tax-Exempt Secured Notes Payable                19,916      66,616             4.98%               24.5            3
Mortgage Notes Payable                          18,521      26,565             7.71%               11.7            5
                                      ----------------------------- ------------------------------------------------
Total Variable Rate Secured Debt               255,397     231,856             7.08%               14.1           30
                                      ----------------------------- ------------------------------------------------
Total Secured Debt                            $866,115  $1,000,136             7.58%                9.0          119
                                      ============================= ================================================

(a) Includes fair value adjustments aggregating $10.2 million in 2000 and $14.8 million in 1999 that were recorded in connection with two acquisitions consummated in 1998.

Fixed Rate Debt

Mortgage Notes Payable   Fixed rate mortgage notes payable are generally due in
monthly installments of principal and interest and mature at various dates from January 2001 through June 2034 and carry interest rates ranging from 7.13% to 9.58%.

Tax-Exempt Secured Notes Payable   Fixed rate mortgage notes payable which
secure tax-exempt housing bond issues mature at various dates through November 2025 and carry interest rates ranging from 6.13% to 8.10%. Interest on these notes is generally payable in semi-annual installments.

Secured Credit Facilities   On December 31, 2000, United Dominion had $234.0
million outstanding under two revolving secured credit facilities with the Federal National Mortgage Association (the "FNMA Credit Facilities"). The FNMA Credit Facilities are for an initial term of five years, bear interest at a floating rate which can be fixed for periods of up to 270 days, and can be extended for an additional five or ten years at United Dominion's discretion.
At December 31, 2000, the FNMA Credit Facilities had a weighted average floating rate of interest of 7.21%. In order to limit a portion of its interest rate exposure, United Dominion has two interest rate swap agreements associated with the FNMA Credit Facilities. These agreements have an aggregate notional value of $17 million under which United Dominion pays a fixed rate of interest and receives a variable rate on the notional amount. The interest rate swap agreements effectively change United Dominion's interest rate exposure on $17 million of secured debt from a variable rate to a weighted average fixed rate of 7.04% (Financial Instruments - Note 6).

Variable Rate Debt

Secured Credit Facilities    Variable rate secured credit facilities consist of
$217.0 million of the $234.0 million outstanding on the FNMA Credit Facilities.

Tax-Exempt Secured Notes Payable    Variable rate mortgage notes payable which
secure tax-exempt housing bond issues mature at various dates from December 2002 to October 2028. At December 31, 2000, these notes had interest rates ranging from 4.80% to 5.50%.

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


Mortgage Notes Payable   Variable rate mortgage notes payable are generally due
in monthly installments of principal and interest and mature at various dates from July 2003 through September 2027. At December 31, 2000, these notes had interest rates ranging from 7.30% to 8.37%.

The extraordinary loss for the year ended December 31, 1998 resulted from the write-off of deferred financing costs on mortgage debt extinguished.

The aggregate maturities of secured debt for the five years subsequent to December 31, 2000 are as follows (dollars in thousands):

                                      Fixed Rate                                        Variable Rate
                ------------------------------------------------    ------------------------------------------------
                       Mortgage       Tax-Exempt       Secured             Secured        Tax-Exempt       Mortgage
    Year                Notes           Bonds           Notes               Notes           Notes           Notes         TOTAL
------------    ------------------------------------------------    ------------------------------------------------    -----------
2001                    $ 53,251         $ 1,062               -                   -               -         $   281      $ 54,594
2002                      47,446           1,215               -                   -         $ 2,200             302        51,163
2003                      40,855           1,246               -                   -               -           5,886        47,987
2004                     114,365           4,800               -                   -               -             205       119,370
2005                     119,406           1,236               -                   -               -           5,489       126,131
Thereafter               138,639          70,197         $17,000            $216,960          17,716           6,358       466,870
                ------------------------------------------------    ------------------------------------------------    -----------
                        $513,962         $79,756         $17,000            $216,960         $19,916         $18,521      $866,115
                ================================================    ================================================    ===========

5.   UNSECURED DEBT

A summary of unsecured debt at December 31, 2000 and 1999 is as follows (dollars in thousands):

                                                             2000             1999
                                                          ----------       ----------
Commercial Banks
     Borrowings outstanding under an
      unsecured credit facility (a) (b)                   $  244,400       $  277,600

     Borrowings outstanding under an
      unsecured term loan (c)                                100,000               --

Senior Unsecured Notes - Other
     8.13% Senior Notes due November 2000                         --          146,150
     7.60% Medium-Term Notes due January 2002                 48,750           55,000
     7.65% Medium-Term Notes due January 2003 (d)             10,000           10,000
     7.22% Medium-Term Notes due February 2003                11,900           12,000
     5.05% City of Portland, OR Bonds due October 2003         7,345            7,345
     8.63% Notes due March 2003                               79,030               --
     7.98% Notes due March 2000-2003 (e)                      22,285           29,800
     7.67% Medium-Term Notes due January 2004                 54,000           54,000
     7.73% Medium-Term Notes due April 2005                   22,400           23,400
     7.02% Medium-Term Notes due November 2005                50,000           50,000
     7.95% Medium-Term Notes due July 2006                   107,398          120,340
     7.07% Medium-Term Notes due November 2006                25,000           25,000
     7.25% Notes due January 2007                            110,080          111,825
     ABAG Tax-Exempt Bonds due August 2008                    46,700               --
     8.50% Monthly Income Notes due November 2008             57,400           59,778
     8.50% Debentures due September 2024 (f)                 125,500          140,000
     Other (g)                                                 4,027            4,931
                                                          ----------       ----------
                                                             781,815          849,569
                                                          ----------       ----------
               Total Unsecured Debt                       $1,126,215       $1,127,169
                                                          ==========       ==========

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


(a) Weighted average interest rate of 7.5% and 6.7% at December 31, 2000 and 1999, respectively.
(b) As of December 31, 2000, United Dominion had seven interest rate swap agreements associated with commercial bank borrowings with an aggregate notional value of $120 million under which United Dominion pays a fixed rate of interest and receives a variable rate of interest on the notional amounts. The interest rate swaps effectively change United Dominion's interest rate exposure on these borrowings from a variable rate to a weighted average fixed rate of approximately 7.27%.
(c) As of December 31, 2000, United Dominion had five interest rate swap agreements associated with borrowings under the term loan with an aggregate notional value of $100 million under which United Dominion pays a fixed rate of interest and receives a variable rate of interest on the notional amounts. The interest rate swaps effectively change United Dominion's interest rate exposure on these borrowings from a variable rate to a weighted average fixed rate of approximately 7.53%.
(d) United Dominion has one interest rate swap agreement associated with these unsecured notes with an aggregate notional value of $10 million under which United Dominion pays a fixed rate of interest and receives a variable rate on the notional amount. The interest rate swap agreement effectively changes United Dominion's interest rate exposure on the $10 million from a variable rate to a fixed rate of 7.65%.
(e)  Payable annually in three equal principal installments of $7.4 million.
(f) Includes an investor put feature which grants a one-time option to redeem the debentures in September 2004.
(g) Includes $3.8 million and $4.6 million at December 31, 2000 and 1999, respectively, of deferred gains from the termination of interest rate risk management agreements.


For the years ended December 31, 2000 and 1999, United Dominion recognized $831 thousand and $927 thousand in extraordinary gains related to the write-off of deferred financing costs and the repurchase of unsecured notes at less than face value, respectively.

Information concerning short-term bank borrowings is summarized in the table that follows (dollars in thousands):

                                                         2000      1999       1998
--------------------------------------------------------------------------------------
Total revolving credit facilities at December 31       $375,000   $310,000    $265,000
Borrowings outstanding at December 31                   244,400    277,600     240,000
Weighted average daily borrowings during the year       195,128    223,629     238,587
Maximum daily borrowings during the year                308,000    283,000     334,500   (a)
Weighted average daily interest rate during the year        7.3%       5.8%        6.1%  (a)
Weighted average daily interest rate at December 31         7.7%       6.7%        6.0%

(a) Includes balances on a $75 million bridge facility funded in July 1998 that matured in November 1998.

In June 2000, United Dominion closed on a $375 million three-year unsecured revolving credit facility (the "Credit Facility") with a consortium of banks. The Credit Facility, which extends until August 2003, replaces two lines of credit that allowed the Company to borrow in aggregate up to $310 million. Under the Credit Facility, the Company may borrow at a rate of LIBOR plus 100 basis points for LIBOR-based borrowings and pays a facility fee which is equal to 0.20% of the commitment. The Credit Facility is subject to customary financial covenants and limitations.

6.   FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments

The following estimated fair values of financial instruments were determined by United Dominion using available market information and appropriate valuation methodologies. Considerable judgement is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts United Dominion would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts and estimated fair value of United Dominion's financial instruments at December 31, 2000 and 1999, both on and off-balance sheet, are summarized as follows (dollars in thousands):

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000



                                         2000                     1999
                                 ---------------------  ------------------------
                                  Carrying    Fair       Carrying       Fair
                                   Amount     Value       Amount        Value
                                 ---------------------  ------------------------
Secured debt                     $  866,115  $  887,430  $1,000,136   $1,031,074
Unsecured debt                    1,126,215   1,130,100   1,127,169    1,102,605
Interest rate swap agreements -
 (unfavorable) / favorable               --      (3,847)         --          626

The following methods and assumptions were used by United Dominion in estimating fair values:

Cash and cash equivalents  The carrying amount of cash and cash equivalents
-------------------------
approximates fair value.

Secured and unsecured debt   Estimated fair value is based on mortgage rates,
--------------------------
tax-exempt bond rates and corporate unsecured debt rates believed to be available to United Dominion for the issuance of debt with similar terms and remaining lives. The carrying amount of United Dominion's variable rate secured debt approximates fair value at December 31, 2000 and 1999. The carrying amounts of United Dominion's borrowings under variable rate unsecured debt arrangements, short-term revolving credit agreements and lines of credit approximate their fair values at December 31, 2000 and 1999.

Interest rate swap agreements   Fair value is based on external market
-----------------------------
quotations.

Derivative Instruments

The following table summarizes certain information pursuant to interest rate swap contracts at December 31, 2000 (dollars in thousands):


  Notional  Fixed  Type of        Underlying      Effective  Contract     Fair
   Amount   Rate  Contract         Debt             Date     Maturity   Value
--------------------------------------------------------------------------------
$  5,000  7.32%    Swap      Bank Credit Facility  06/26/95  07/01/04  $   (95)
  10,000  7.14%    Swap      Bank Credit Facility  10/18/95  10/03/02      (59)
   5,000  6.98%    Swap      Bank Credit Facility  11/21/95  10/03/02      (11)
  10,000  7.65%    Swap      Medium-Term Notes     01/26/99  01/27/03      134
   7,000  6.78%    Swap            FNMA            06/30/99  06/30/04      (44)
  10,000  7.22%    Swap            FNMA            12/01/99  04/01/04     (211)
  25,000  7.39%    Swap      Bank Credit Facility  11/01/00  08/01/03     (428)
  25,000  7.39%    Swap      Bank Credit Facility  11/01/00  08/01/03     (428)
  25,000  7.49%    Swap      Bank Term Loan        11/15/00  05/15/03     (433)
  20,000  7.49%    Swap      Bank Term Loan        11/15/00  05/15/03     (347)
  23,500  7.62%    Swap      Bank Term Loan        11/15/00  05/15/04     (602)
  23,000  7.62%    Swap      Bank Term Loan        11/15/00  05/15/04     (589)
  25,000  7.21%    Swap      Bank Credit Facility  12/01/00  08/01/03     (315)
   8,500  7.26%    Swap      Bank Term Loan        12/04/00  05/15/03     (103)
  25,000  7.21%    Swap      Bank Credit Facility  12/04/00  08/01/03     (316)
--------------------------------------------------------------------------------
$247,000                                                               $(3,847)
================================================================================

For all periods presented, United Dominion had no deferred gains or losses relating to terminated swap contracts.

Interest Rate Risk Management Agreements

In order to reduce the interest rate risk associated with the anticipated issuance of unsecured debt during 1998, United Dominion entered into a $100 million (notional amount) fixed pay forward starting swap agreement (interest rate risk management agreement) with an investment banking firm in July 1997. United Dominion settled the interest rate risk management agreement on November 9, 1998 by paying $15.6 million to the counterparty. United Dominion was unable to issue the unsecured debt contemplated by the interest rate risk management agreement, and

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


accordingly, the cost associated with this settlement is reflected in the 1998 statement of operations. United Dominion has no interest rate risk management agreements outstanding at December 31, 2000.

Risk of Counterparty Non-Performance

United Dominion has not obtained collateral or other security to support financial instruments. In the event of non-performance by the counterparty, United Dominion's credit loss on its derivative instruments is limited to the value of the derivative instruments that are favorable to United Dominion at December 31, 2000. However, such non-performance is not anticipated as the counterparties are highly rated credit quality U.S. financial institutions and management believes that the likelihood of realizing material losses from counterparty non-performance is remote.

7.   EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The United Dominion Realty Trust, Inc. Profit Sharing Plan (the "Plan") is a defined contribution plan covering all eligible full-time employees. Under the Plan, United Dominion makes discretionary profit sharing and matching contributions to the Plan as determined by the Compensation Committee of the Board of Directors. Aggregate contributions, both matching and discretionary, which are included in United Dominion's consolidated statements of operations for the three years ended December 31, 2000, 1999 and 1998 were $1.3 million, $2.2 million and $550,000, respectively.

Stock Option Plan

United Dominion's 1985 Stock Option Plan, (the "Option Plan"), authorizes the grant of options, at the discretion of the Board of Directors, to certain officers, directors and key employees of United Dominion, for up to ten million shares of United Dominion's common stock which is limited to 8% of the number of shares of common stock issued and outstanding. The Option Plan generally provides, among other things, that options be granted at exercise prices not lower than the market value of the shares on the date of grant. Shares under options which expire or are canceled are available for subsequent grant. For options granted prior to December 12, 1995, the optionee has up to five years from the date on which the options first become exercisable during which to exercise the options. For options granted on or after December 12, 1995, the options have a ten-year term. Options granted prior to December 9, 1997 vest on December 31 of the year subsequent to grant while options granted on and after this date vest ratably over a three-year period beginning on December 31 of the year subsequent to grant. On December 8, 1998, United Dominion canceled 1,047,165 options which were granted on December 9, 1997 at $14.25. United Dominion subsequently issued options on December 8, 1998, which vest over a three-year period, at United Dominion's then market price of $10.875.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS No. 123"), and has been determined as if United Dominion had accounted for its employee stock options under the fair value method of accounting as defined in SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998:

                                           2000     1999     1998
                                           ----     ----     ----
Risk free interest rate                    5.2%     6.7%     4.9%
Dividend yield                             7.2%     6.9%     6.6%

Volatility factor                         .164     .144     .150
Weighted average expected life (years)       7        9        9

The weighted average fair value of options granted during 2000, 1999 and 1998 was $.65, $.76 and $.66, respectively.

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. United Dominion's pro forma information is as follows (dollars in thousands, except per share amounts):


                                       2000       1999       1998
                                      -------    -------    -------
Net income available
 to common shareholders
  As reported                         $42,653    $55,908     $48,739
  Pro forma                            41,705     54,847      47,841
Earnings per common share-diluted
  As reported                         $   .41    $   .54     $   .49
  Pro forma                               .40        .53         .48

A summary of United Dominion's stock option activity during the three years ended December 31, 2000 is provided in the following table (dollars in thousands, except per share amounts):

                                                                                   Options Outstanding
                                                                -------------------------------------------------------
                                        Shares Available                             Weighted Average       Range of
                                        For Future Grant             Options          Exercise Price    Exercise Prices
----------------------------------------------------------      -----------------   ----------------    ---------------
Balance, December 31, 1997                        180,040              3,448,721              $13.89       $7.44-$15.38
Granted                                        (1,137,665)             1,137,665               11.16        10.88-14.13
Exercised                                              --                (73,490)              11.47         7.44-13.88
Forfeited                                       1,153,883             (1,153,883)              14.28         7.44-15.38
Additional shares authorized (a)                4,735,858                     --                  --                 --
                                               ----------             ----------              ------       ------------
Balance, December 31, 1998                      4,932,116              3,359,013               12.89         7.44-15.38
Granted                                        (1,192,333)             1,192,333               10.02         9.63-11.19
Exercised                                              --                (46,998)               9.87         9.19-10.25
Forfeited                                         288,756               (288,756)              13.46        10.88-15.38
                                               ----------             ----------              ------       ------------
Balance, December 31, 1999                      4,028,539              4,215,592               12.09         9.19-15.38
Granted                                          (653,300)               653,300                9.91         9.88-10.75
Exercised                                              --                (11,584)               9.19               9.19
Forfeited                                         364,363               (364,363)              12.95         9.63-15.25
Reduction in shares authorized (a)                (55,007)                    --                  --                 --
                                               ----------             ----------              ------       ------------
Balance, December 31, 2000                      3,684,595              4,492,945              $11.71       $9.19-$15.38
                                               ==========             ==========              ======       ============

(a) The number of shares of common stock issuable upon the exercise of options outstanding is limited to 8% of the number of shares of common stock issued and outstanding.


Exercisable at December 31,

    1998                       1,691,863    $13.79    $7.44-$15.38
    1999                       2,042,505     13.28      9.19-15.38
    2000                       2,692,997     12.35      9.19-15.38

The weighted average remaining contractual life on all options outstanding is
7.2 years. 1,270,835 of share options had exercise prices between $13.94 and $15.38, 1,783,008 of share options had exercise prices between $10.75 and $13.50 and 1,439,102 of share options had exercise prices between $9.19 and $10.25.

8.   SHAREHOLDERS' EQUITY

Preferred Stock   Both Series A and Series B Preferred Stock have no stated par value and a liquidation preference of $25 per share. With no voting rights and no stated maturity, the preferred stock in both series is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of United Dominion. The Series A Preferred Stock could not be redeemed prior to April 24, 2000 and the Series B Preferred Stock is not redeemable prior to May 29, 2007. On or after these dates, the Series A and Series B Preferred Stock may be redeemed for cash at the option of United Dominion, in whole or in part, at a redemption price of $25 per share plus accrued and unpaid dividends. The redemption price is payable solely out of the sales proceeds of other capital

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


stock of United Dominion. No Series A Preferred Stock was redeemed during 2000. All dividends due and payable on the Series A and Series B Preferred Stock have been accrued or paid as of the end of each fiscal year.

On December 7, 1998, in connection with the AAC merger, United Dominion issued eight million shares of newly created Series D Convertible Redeemable Preferred Stock (Series D), with a liquidation preference of $25 per share. The Series D has no voting rights, no stated maturity and is not subject to any sinking fund or mandatory redemption. Series D is convertible into 1.5385 shares of common stock at the option of the holder of Series D at any time at $16.25 per share. The Series D is not redeemable prior to December 7, 2003. On or after this date, United Dominion may, at its option, redeem at any time all or part of the Series D at a price per share of $25, payable in cash, plus all accrued and unpaid dividends, provided that the current market price of the common stock at least equals the conversion price, initially set at $16.25 per share. The redemption is payable solely out of the sale proceeds of other capital stock. In addition, United Dominion may not redeem in any consecutive twelve-month period a number of shares of Series D having an aggregate liquidation preference of more than $100 million.

Officers' Stock Purchase and Loan Plan Under the Officer Stock Purchase and Loan Plan (the "Loan Plan"), certain officers have purchased common stock at the then current market price with financing provided by United Dominion at an interest rate of 7%. The underlying notes mature between November 2001 and October 2006. A total of 858,500 shares have been issued and 556,500 shares are available for future issuance under the Loan Plan.

Dividend Reinvestment and Stock Purchase Plan United Dominion's Dividend Reinvestment and Stock Purchase Plan (the "Stock Purchase Plan") allows common and preferred shareholders the opportunity to purchase, through the reinvestment of cash dividends and through optional cash purchases, additional shares of United Dominion's common stock. As of December 31, 2000, 9,105,474 shares of common stock had been issued under the Stock Purchase Plan. Shares in the amount of 4,894,526 were reserved for further issuance under the Stock Purchase Plan at December 31, 2000. During 2000, 767,513 shares were issued under the Stock Purchase Plan for a total consideration of approximately $7.3 million.

Restricted Stock Awards United Dominion's 1999 Restricted Stock Awards Plan authorizes the granting of restricted stock awards to employees, officers and directors of United Dominion. The shares of common stock vest ratably over a
three-year period.   Deferred compensation expense is recorded over the vesting period and is based upon the value of the common stock on the date of issuance. A total of 132,000 shares of restricted stock have been issued under the Restricted Stock Awards Plan as of December 31, 2000.

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

9.  COMMITMENTS AND CONTINGENCIES

Land and Other Leases

United Dominion is party to several ground leases relating to operating communities. In addition, United Dominion is party to various other operating leases related to the operation of its regional offices. Future minimum lease payments for non-cancelable land and other leases at December 31, 2000 are as follows (dollars in thousands):

                2001                       $ 1,860
                2002                         1,809
                2003                         1,627
                2004                         1,506
                2005                         1,358
                Thereafter                  25,289
                                       -----------
                  Total                    $33,449
                                       ===========

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


United Dominion incurred $2.6 million, $2.8 million and $1.6 million, respectively, of rent expense for the years ended December 31, 2000, 1999, and 1998.

Contingencies

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

During the third quarter of 2000, the Company agreed to settle a class action lawsuit concerning water usage billing in Texas in the amount of $2.7 million. The settlement is subject to final court approval. As a result of the settlement, the Company accrued $2.7 million for the settlement amount and estimated fees. The Company will pay the settlement amount when court approval is final. Individuals may opt out of the settlement and in the event that more than 125 persons opt out, United Dominion may elect to withdraw the settlement agreement. Management believes that the litigation will be resolved in accordance with the settlement agreement.

Commitments

United Dominion is committed to completing its real estate currently under development which has an estimated cost to complete of $63.5 million at December 31, 2000. For the joint venture development projects, United Dominion is committed to pay for all costs in excess of each individual project's budgeted costs. United Dominion does not anticipate any of the projects' costs to be in excess of their budget.

10.   ACQUISITIONS

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

On December 7, 1998, United Dominion completed the acquisition of American Apartment Communities II ("AAC") in a statutory merger (the "AAC Merger"). In connection with the acquisition of AAC, United Dominion acquired 53 communities with 14,001 apartment homes. The AAC Merger was structured as a tax-free merger and exchange of partnership units and was treated as a purchase for accounting purposes. In connection with the AAC Merger, United Dominion acquired primarily real estate assets totaling $766.9 million. The aggregate purchase price consisted of the following: (i) 8,000,000 shares of United Dominion's 7.5% Series D Convertible Preferred Stock ($25 liquidation preference value) which is convertible into United Dominion's common stock at $16.25 per share with a fair market value of $175 million; (ii) the issuance of 5,614,035 units of limited partnership interest in the Partnership with an aggregate fair market value of $67.4 million; (iii) the assumption of $457.7 million of secured notes payable at fair market value; (iv) the assumption of liabilities and minority interest aggregating $27.8 million and; (v) $59.8 million of cash.

The ASR Merger and the AAC Merger were accounted for as purchases of real estate and the operating results for those communities are reflected in the accompanying consolidated financial statements from their respective dates of acquisition.

11.   INDUSTRY SEGMENTS

United Dominion owns and operates multifamily apartment communities throughout the United States which generates rental and other property related income through the leasing of apartment units to a diverse base of tenants. United Dominion separately evaluates the performance of each of its apartment communities. However, because each of the apartment communities have similar economic characteristics, facilities, services and tenants,

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


the apartment communities have been aggregated into a single apartment communities segment. All segment disclosure is included in or can be derived from United Dominion's consolidated financial statements.

There is no tenant who contributed 10% or more of United Dominion's total revenues during 2000, 1999 or 1998.

12.   UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA

Summarized consolidated quarterly financial data for the year ended December 31, 2000 is as follows (dollars in thousands, except per share amounts):

                                                                          Three Months Ended
                                                  ---------------------------------------------------------------
                                                     March 31      June 30(a)     September 30(b)  December 31
                                                     --------      ----------     ---------------  -----------
Rental income                                        $154,057        $155,144         $154,645       $152,979
Income before gains on sales of investments,
     minority interests and extraordinary item         17,120           7,617           10,199         13,784
Gains on the sales of investments                       2,533           5,928           11,261         11,728
Net income available to common shareholders             9,172           6,233           11,161         16,087

Earnings per common share:
Basic                                                $    .09         $   .06         $    .11        $   .16
Diluted                                              $    .09         $   .06         $    .11        $   .16

(a) The second quarter of 2000 includes $9.9 million of catch-up depreciation expense related to the transfer of properties from real estate held for disposition to real estate held for investment.
(b) The third quarter of 2000 includes a $2.7 million charge related to water usage billing litigation and a $1.0 million charge for changes to executive employment agreements.

________________________________________________________________________________

Summarized consolidated quarterly financial data for the year ended December 31, 1999 is as follows (dollars in thousands, except per share amounts):

                                                                          Three Months Ended
                                                  ---------------------------------------------------------------
                                                     March 31      June 30(a)     September 30     December 31b)
                                                     --------      ----------     ------------     -------------
Rental income                                        $153,791        $154,430         $155,523       $155,005
Income before gains on sales of investments,
     minority interests and extraordinary item         20,941          11,389           20,521          7,528
Gains on the sales of investments                         191          32,214               48          5,542
Net income available to common shareholders            10,643          31,360           10,435          3,470

Earnings per common share:
Basic                                                $    .10        $    .30         $    .10       $    .03
Diluted                                              $    .10        $    .30         $    .10       $    .03

(a) The second quarter of 1999 includes $32.2 million of gains on the sales of investments and a $7.1 million impairment loss on real estate and investments.
(b) The fourth quarter of 1999 includes $5.5 million of gains on the sales of investments and a $12.2 million impairment loss on real estate and investments.

         SCHEDULE III
         Summary of Real Estate Owned

                                                                                          Initial Costs                   Total
                                                                          -------------------------------------------
                                                                               Land and             Buildings           Initial
                                                                                 Land                  and            Acquisition
                                                  Encumbrances (a) (b)        Improvements         Improvements         Costs (c)
                                               ------------------------------------------------------------------------------------
 APARTMENTS
 REAL ESTATE HELD FOR INVESTMENT

 Northern Region:
 RALEIGH-DURHAM-CHAPEL HILL, NC
 Dominion On Spring Forest                       $           -           $ 1,257,500          $ 8,586,255          $ 9,843,755
 Dominion Park Green                                         -               500,000            4,321,872            4,821,872
 Dominion On Lake Lynn                              16,250,000             1,723,363            5,303,760            7,027,123
 Dominion Courtney Place                                     -             1,114,600            5,119,259            6,233,859
 Dominion Walnut Ridge                                       -             1,791,215           11,968,852           13,760,067
 Dominion Walnut Creek                                       -             3,170,290           21,717,407           24,887,697
 Dominion Ramsgate                                           -               907,605            6,819,154            7,726,759
 Harbour Pointe                                              -             1,898,740            7,101,260            9,000,000
 Copper Mill                                                 -             1,548,280           16,066,720           17,615,000
 Trinity Park                                       15,076,889             4,579,648           17,575,712           22,155,360

 RICHMOND-PETERSBURG, VA
 Dominion Olde West                                          -             1,965,097           12,203,965           14,169,062
 Dominion Creekwood                                          -                     -                    -                    -
 Dominion Laurel Springs                                     -               464,480            3,119,716            3,584,196
 Dominion English Hills                             16,640,000             1,979,174           11,524,313           13,503,487
 Dominion Gayton Crossing                           10,400,000               825,760            5,147,968            5,973,728
 Dominion West End                                  14,597,100             2,059,252           15,049,088           17,108,340
 Courthouse Green                                    7,410,000               732,050            4,702,353            5,434,403
 Waterside At Ironbridge                            11,635,000             1,843,819           13,238,590           15,082,409

 CHARLOTTE-GASTONIA-ROCK HILL
 The Highlands                                               -               321,400            2,830,346            3,151,746
 Emerald Bay                                                 -               626,070            4,722,862            5,348,932
 Dominion Peppertree                                         -             1,546,267            7,699,221            9,245,488
 Dominion Crown Point                                        -             2,122,179           22,338,577           24,460,756
 Dominion Harris Pond                                        -               886,788            6,728,097            7,614,885
 Dominion Mallard Creek                                  4,962               698,860            6,488,061            7,186,921
 Chateau Village                                             -             1,046,610            6,979,555            8,026,164
 Dominion At Sharon                                          -               667,368            4,856,103            5,523,471
 Providence Court                                            -                     -           22,047,803           22,047,803
 Stoney Pointe                                      12,262,385             1,499,650           15,855,610           17,355,260

 GREENSBORO-WINSTON-SALEM-H PNT
 Beechwood                                                   -             1,409,377            6,086,677            7,496,054
 Steeplechase                                                -             3,208,108           11,513,978           14,722,086
 Northwinds                                                  -             1,557,654           11,735,787           13,293,441
 Deerwood Crossings                                          -             1,539,901            7,989,043            9,528,944
 Dutch Village                                               -             1,197,593            4,826,266            6,023,858
 Lake Brandt                                                 -             1,546,950           13,489,466           15,036,416
 Park Forest                                               378               679,671            5,770,413            6,450,084
 Deep River Pointe                                           -             1,670,648           11,140,329           12,810,977

 WILMINGTON NC
 Cape Harbor                                                 -             1,891,671           18,113,109           20,004,780
 Mill Creek                                                  -             1,404,498            4,489,398            5,893,895
 The Creek                                                   -               417,500            2,506,206            2,923,706
 Forest Hills                                                -             1,028,000            5,420,478            6,448,478
 Clear Run                                                   -               874,830            8,740,602            9,615,432
 Crosswinds                                                  -             1,096,196           18,230,236           19,326,432

 BALTIMORE
 Gatewater Landing                                           -             2,078,422            6,084,526            8,162,948
 Dominion Kings Place                                4,525,000             1,564,942            7,006,574            8,571,516
 Dominion At Eden Brook                              7,730,000             2,361,167            9,384,171           11,745,339
 Dominion Great Oaks                                10,652,042             2,919,481            9,099,691           12,019,172

                                                         Cost of
                                                      Improvements               Gross Amount at
                                                       Capitalized         Which Carried at Close of Period
                                                                         --------------------------------------
                                                       Subsequent            Land and             Buildings             Total
                                                    to Acquisition            Land                  and               Carrying
                                                   (Net of Disposals)      Improvements          Improvements         Value (d)
                                               -----------------------------------------------------------------------------------
 APARTMENTS
 REAL ESTATE HELD FOR INVESTMENT

 Northern Region:
 RALEIGH-DURHAM-CHAPEL HILL, NC
 Dominion On Spring Forest                             $ 2,942,976          $ 1,620,092          $ 11,166,639         $ 12,786,731
 Dominion Park Green                                     1,298,146              686,991             5,433,027            6,120,017
 Dominion On Lake Lynn                                   2,712,747            2,237,052             7,502,818            9,739,870
 Dominion Courtney Place                                 2,809,359            1,435,467             7,607,752            9,043,218
 Dominion Walnut Ridge                                   2,092,322            2,166,192            13,686,197           15,852,389
 Dominion Walnut Creek                                   3,109,641            3,693,110            24,304,228           27,997,338
 Dominion Ramsgate                                         799,858            1,028,925             7,497,692            8,526,617
 Harbour Pointe                                            127,062            1,898,796             7,228,266            9,127,062
 Copper Mill                                               872,794            1,760,775            16,727,019           18,487,794
 Trinity Park                                              888,403            4,696,853            18,346,911           23,043,763

 RICHMOND-PETERSBURG, VA
 Dominion Olde West                                      1,784,328            2,378,396            13,574,994           15,953,390
 Dominion Creekwood                                        453,599               45,423               408,176              453,599
 Dominion Laurel Springs                                 1,040,630              632,047             3,992,779            4,624,826
 Dominion English Hills                                  4,912,176            2,804,705            15,610,959           18,415,663
 Dominion Gayton Crossing                                6,252,057            1,164,893            11,060,892           12,225,785
 Dominion West End                                       2,600,429            2,646,527            17,062,242           19,708,769
 Courthouse Green                                        2,107,203            1,078,454             6,463,152            7,541,606
 Waterside At Ironbridge                                   627,216            1,970,316            13,739,309           15,709,625

 CHARLOTTE-GASTONIA-ROCK HILL
 The Highlands                                           2,551,906              690,791             5,012,860            5,703,652
 Emerald Bay                                             2,722,321            1,179,772             6,891,482            8,071,253
 Dominion Peppertree                                     1,487,446            1,844,832             8,888,102           10,732,934
 Dominion Crown Point                                    1,653,268            3,802,672            22,311,352           26,114,024
 Dominion Harris Pond                                    1,233,852            1,225,463             7,623,274            8,848,737
 Dominion Mallard Creek                                    603,947              776,615             7,014,252            7,790,868
 Chateau Village                                         2,067,104            1,405,669             8,687,599           10,093,268
 Dominion At Sharon                                        965,963              897,820             5,591,614            6,489,433
 Providence Court                                        9,281,912            7,409,295            23,920,420           31,329,715
 Stoney Pointe                                           1,123,359            1,733,721            16,744,898           18,478,619

 GREENSBORO-WINSTON-SALEM-H PNT
 Beechwood                                                 930,458            1,614,690             6,811,822            8,426,512
 Steeplechase                                           12,155,379            3,748,136            23,129,330           26,877,465
 Northwinds                                                933,359            1,738,394            12,488,407           14,226,800
 Deerwood Crossings                                        973,787            1,670,816             8,831,915           10,502,731
 Dutch Village                                             567,861            1,282,479             5,309,240            6,591,719
 Lake Brandt                                               720,578            1,782,363            13,974,632           15,756,994
 Park Forest                                               555,165              859,257             6,145,992            7,005,249
 Deep River Pointe                                         375,283            1,799,007            11,387,253           13,186,260

 WILMINGTON NC
 Cape Harbor                                               950,768            2,265,135            18,690,413           20,955,549
 Mill Creek                                             13,360,826            1,892,237            17,362,484           19,254,721
 The Creek                                               1,632,568              488,728             4,067,546            4,556,275
 Forest Hills                                            1,876,920            1,201,540             7,123,858            8,325,398
 Clear Run                                               5,179,423            1,251,932            13,542,922           14,794,855
 Crosswinds                                                987,071            1,202,881            19,110,623           20,313,503

 BALTIMORE
 Gatewater Landing                                       1,259,919            2,175,367             7,247,500            9,422,867
 Dominion Kings Place                                      853,607            1,645,423             7,779,700            9,425,123
 Dominion At Eden Brook                                  1,204,443            2,462,172            10,487,609           12,949,782
 Dominion Great Oaks                                     3,242,222            3,744,845            11,516,549           15,261,394

                                                                                                                   Depreciable
                                                                                                                     Life of
                                                   Accumulated            Date of                Date               Building
                                                   Depreciation          Construction           Acquired           Component (e)
                                               -----------------------------------------------------------------------------------
 APARTMENTS
 REAL ESTATE HELD FOR INVESTMENT

 Northern Region:
 RALEIGH-DURHAM-CHAPEL HILL, NC
 Dominion On Spring Forest                          $ 4,848,738            1978/81              05/21/91             35 Years
 Dominion Park Green                                  2,174,275             1987                09/27/91             35 Years
 Dominion On Lake Lynn                                2,529,733             1986                12/01/92             35 Years
 Dominion Courtney Place                              2,313,698            1979/81              07/08/93             35 Years
 Dominion Walnut Ridge                                3,590,871            1982/84              03/04/94             35 Years
 Dominion Walnut Creek                                5,949,152            1985/86              05/17/94             35 Years
 Dominion Ramsgate                                    1,289,101             1988                08/15/96             35 Years
 Harbour Pointe                                       1,039,246             1984                12/31/96             35 Years
 Copper Mill                                          2,442,624             1997                12/31/96             35 Years
 Trinity Park                                         2,615,545             1987                02/28/97             35 Years

 RICHMOND-PETERSBURG, VA
 Dominion Olde West                                   5,803,922       1978/82/84/85/87     12/31/84 & 8/27/91        35 Years
 Dominion Creekwood                                      64,594             1984                08/27/91             35 Years
 Dominion Laurel Springs                              1,563,229             1972                09/06/91             35 Years
 Dominion English Hills                               5,912,461            1969/76              12/06/91             35 Years
 Dominion Gayton Crossing                             3,650,677             1973                09/28/95             35 Years
 Dominion West End                                    3,563,759             1989                12/28/95             35 Years
 Courthouse Green                                     3,003,466            1974/78              12/31/84             35 Years
 Waterside At Ironbridge                              1,656,472             1987                09/30/97             35 Years

 CHARLOTTE-GASTONIA-ROCK HILL
 The Highlands                                        3,335,723             1970                01/17/84             35 Years
 Emerald Bay                                          3,760,153             1972                02/06/90             35 Years
 Dominion Peppertree                                  2,699,442             1987                12/14/93             35 Years
 Dominion Crown Point                                 2,898,158           1987/2000             07/01/94             35 Years
 Dominion Harris Pond                                 1,925,529             1987                07/01/94             35 Years
 Dominion Mallard Creek                               1,663,639             1989                08/16/94             35 Years
 Chateau Village                                      1,806,472             1974                08/15/96             35 Years
 Dominion At Sharon                                   1,040,435             1984                08/15/96             35 Years
 Providence Court                                     3,296,574             1997                09/30/97             35 Years
 Stoney Pointe                                        2,515,970             1991                02/28/97             35 Years

 GREENSBORO-WINSTON-SALEM-H PNT
 Beechwood                                            2,016,469             1985                12/22/93             35 Years
 Steeplechase                                         3,385,125            1990/97              03/07/96             35 Years
 Northwinds                                           2,167,287            1989/97              08/15/96             35 Years
 Deerwood Crossings                                   1,586,060             1973                08/15/96             35 Years
 Dutch Village                                        1,009,162             1970                08/15/96             35 Years
 Lake Brandt                                          2,295,729             1995                08/15/96             35 Years
 Park Forest                                            987,884             1987                09/26/96             35 Years
 Deep River Pointe                                    1,469,221             1997                10/01/97             35 Years

 WILMINGTON NC
 Cape Harbor                                          3,132,026             1996                08/15/96             35 Years
 Mill Creek                                           2,291,769            1986/98              09/30/91             35 Years
 The Creek                                            1,686,047             1973                06/30/92             35 Years
 Forest Hills                                         2,454,927            1964/69              06/30/92             35 Years
 Clear Run                                            3,098,749            1987/89              07/22/94             35 Years
 Crosswinds                                           2,876,364             1990                02/28/97             35 Years

 BALTIMORE
 Gatewater Landing                                    2,420,401             1970                12/16/92             35 Years
 Dominion Kings Place                                 2,287,161             1983                12/29/92             35 Years
 Dominion At Eden Brook                               3,116,140             1984                12/29/92             35 Years
 Dominion Great Oaks                                  3,586,816             1974                07/01/94             35 Years

                                                                                         Initial Costs                    Total
                                                                           --------------------------------------
                                                                                Land and             Buildings           Initial
                                                                                  Land                  and            Acquisition
                                                     Encumbrances (a) (b)     Improvements         Improvements         Costs (c)
                                                    ------------------------------------------------------------------------------
 Dominion Constant Friendship                                    -               903,122            4,668,956            5,572,078
 Lakeside Mill                                           5,750,000             2,665,869           10,109,175           12,775,044

 COLUMBUS OH
 Sycamore Ridge                                         13,702,434             4,067,900           15,433,285           19,501,185
 Heritage Green                                                  -             2,990,199           11,391,797           14,381,996
 Alexander Court                                                 -             1,573,412                    -            1,573,412
 Governour's Square                                     29,000,003             7,512,513           28,695,050           36,207,563
 Hickory Creek                                                   -             3,421,413           13,539,402           16,960,815

 OTHER MARKETS
 Forest Lake At Oyster Point, Newport News, VA                   -               780,117            8,861,878            9,641,995
 Woodscape, Newport News, VA                                     -               798,700            7,209,525            8,008,225
 Eastwind, Virginia Beach, VA                                    -               155,000            5,316,738            5,471,738
 Dominion Waterside At Lynnhaven, Virginia Beach, VA             -             1,823,983            4,106,710            5,930,693
 Heather Lake, Hampton, VA                                       -               616,800            3,400,672            4,017,472
 Dominion Yorkshire Downs, Yorktown, VA                  6,825,000             1,088,887            8,581,771            9,670,658
 Dominion Middle Ridge, Woodbridge. VA                  13,192,977             3,311,468           13,283,047           16,594,515
 Dominion Lake Ridge, Lake Ridge, VA                     8,970,000             2,366,061            8,386,439           10,752,500
 Knolls At Newgate, Centreville, VA                              -             1,725,725            3,530,134            5,255,859
 Greens At Falls Run, Fredericksburg, VA                         -             2,730,722            5,300,203            8,030,925
 Manor At England Run, Fredericksburg, VA                        -             1,168,810            7,006,464            8,175,274
 Greens At Hollymead, Charlottesville, VA                        -               965,114            5,250,374            6,215,488
 Brittingham Square, Salisbury, MD                               -               650,143            4,962,246            5,612,389
 Greens At Schumaker Pond, Salisbury, MD                         -               709,559            6,117,582            6,827,141
 Greens At Cross Court, Easton, MD                               -             1,182,414            4,544,012            5,726,426
 Greens At Hilton Run, Lexington Park, MD               11,520,000             2,754,447           10,482,579           13,237,026
 Dover Country, Dover, DE                                        -             2,007,878            6,365,053            8,372,931
 Greens At Cedar Chase, Dover, DE                        4,150,000             1,528,667            4,830,738            6,359,405
 Washington Park, Centerville, OH                                -             2,011,520            7,565,279            9,576,799
 Fountainhead, Dayton, OH                                1,521,711               390,542            1,420,166            1,810,708
 Jamestown Of Toledo, Toledo, OH                                 -             1,800,271            7,053,585            8,853,856
 Colony Village, New Bern, NC                                    -               346,330            3,036,956            3,383,286
 Brynn Marr, Jacksonville, NC                                    -               432,974            3,821,508            4,254,482
 Liberty Crossing, Jacksonville, NC                              -               840,000            3,873,139            4,713,139
 Bramblewood, Goldsboro, NC                                      -               401,538            3,150,912            3,552,450
 Cumberland Trace, Fayetteville, NC                              -               632,281            7,895,674            8,527,955
 Village At Cliffdale, Fayetteville, NC                 10,014,218               941,284           15,498,216           16,439,501
 Morganton Place, Fayetteville, NC                               -               819,090           13,217,086           14,036,176
 Woodberry, Asheville, NC                                        -               388,699            6,380,899            6,769,598
 Sunset Village, Flint, MI                                       -               796,994            1,829,226            2,626,220
 2900 Place, East Lansing, MI                                    -             1,818,957            5,593,327            7,412,284
 Brandywine Creek, East Lansing, MI                              -             4,665,991           17,514,466           22,180,457
 Lakewood, Haslett, MI                                           -             1,113,126            3,877,503            4,990,629
 Nemoke Trail, Haslett, MI                                       -             3,430,631           12,222,526           15,653,157
 American Heritage, Waterford, MI                                -             1,021,412            3,958,146            4,979,558
 Ashton Pines, Waterford, MI                                     -             1,822,351            8,013,902            9,836,253
 Kings Gate, Sterling Heights, MI                                -             1,180,664            4,828,504            6,009,168
 Lancaster Lake, Clarkston, MI                                   -             4,237,887           14,662,797           18,900,684

 Southern Region:
 ORLANDO
 Fisherman's Village                                             -             2,387,368            7,458,897            9,846,265
 Seabrook                                                        -             1,845,853            4,155,275            6,001,128
 Dover Village                                                   -             2,894,702            6,456,100            9,350,802
 Lakeside North                                         12,440,000             1,532,700           11,076,062           12,608,762
 Regatta Shore                                                   -               757,008            6,607,367            7,364,375
 Alafaya Woods                                          10,000,000             1,653,000            9,042,256           10,695,256
 Vinyards                                                8,795,000             1,840,230           11,571,625           13,411,855
 Andover Place                                          13,405,000             3,692,187            7,756,919           11,449,106
 Los Altos                                              11,440,000             2,803,805           12,348,464           15,152,270
 Lotus Landing                                                   -             2,184,723            8,638,664           10,823,387

                                                            Cost of
                                                          Improvements                 Gross Amount at
                                                          Capitalized          Which Carried at Close of Period
                                                                             ----------------------------------
                                                          Subsequent           Land and             Buildings         Total
                                                        to Acquisition           Land                  and            Carrying
                                                      (Net of Disposals)     Improvements          Improvements       Value (d)
                                                    ------------------------------------------------------------------------------
 Dominion Constant Friendship                               693,335            1,043,201             5,222,212         6,265,413
 Lakeside Mill                                              280,575            2,673,914            10,381,705        13,055,619

 COLUMBUS OH
 Sycamore Ridge                                             849,659            4,172,041            16,178,802        20,350,844
 Heritage Green                                           9,228,112            3,093,476            20,516,631        23,610,107
 Alexander Court                                         21,342,176            1,642,866            21,272,723        22,915,588
 Governour's Square                                       1,589,518            7,663,518            30,133,563        37,797,081
 Hickory Creek                                              646,837            3,452,749            14,154,904        17,607,652

 OTHER MARKETS
 Forest Lake At Oyster Point, Newport News, VA            1,897,758            1,166,789            10,372,964        11,539,752
 Woodscape, Newport News, VA                              2,357,904            1,103,568             9,262,561        10,366,129
 Eastwind, Virginia Beach, VA                             1,214,815              368,372             6,318,181         6,686,553
 Dominion Waterside At Lynnhaven, Virginia Beach, VA      1,170,854            2,009,683             5,091,864         7,101,547
 Heather Lake, Hampton, VA                                3,429,085            1,015,545             6,431,012         7,446,557
 Dominion Yorkshire Downs, Yorktown, VA                     672,743            1,248,510             9,094,892        10,343,401
 Dominion Middle Ridge,  Woodbridge. VA                     962,754            3,423,239            14,134,030        17,557,269
 Dominion Lake Ridge, Lake Ridge, VA                        760,043            2,511,181             9,001,362        11,512,543
 Knolls At Newgate, Centreville, VA                       1,637,046            1,846,268             5,046,637         6,892,905
 Greens At Falls Run, Fredericksburg, VA                    818,868            2,876,643             5,973,149         8,849,792
 Manor At England Run, Fredericksburg, VA                13,178,991            2,794,885            18,559,380        21,354,265
 Greens At Hollymead, Charlottesville, VA                   638,962            1,056,498             5,797,953         6,854,451
 Brittingham Square, Salisbury, MD                          597,661              784,733             5,425,316         6,210,050
 Greens At Schumaker Pond, Salisbury, MD                    861,372              857,168             6,831,345         7,688,513
 Greens At Cross Court, Easton, MD                          985,831            1,362,893             5,349,364         6,712,257
 Greens At Hilton Run, Lexington Park, MD                 1,343,556            3,083,093            11,497,489        14,580,582
 Dover Country, Dover, DE                                 2,369,190            2,359,250             8,382,870        10,742,121
 Greens At Cedar Chase, Dover, DE                           722,150            1,722,356             5,359,199         7,081,555
 Washington Park, Centerville, OH                           972,360            2,100,912             8,448,248        10,549,159
 Fountainhead, Dayton, OH                                    68,744              390,542             1,488,910         1,879,452
 Jamestown Of Toledo, Toledo, OH                            499,396            1,874,443             7,478,809         9,353,252
 Colony Village, New Bern, NC                             1,865,002              552,767             4,695,521         5,248,288
 Brynn Marr, Jacksonville, NC                             2,528,323              723,818             6,058,987         6,782,805
 Liberty Crossing, Jacksonville, NC                       2,782,941            1,418,632             6,077,448         7,496,080
 Bramblewood, Goldsboro, NC                               1,453,075              576,414             4,429,111         5,005,525
 Cumberland Trace, Fayetteville, NC                         657,116              664,579             8,520,492         9,185,071
 Village At Cliffdale, Fayetteville, NC                   1,081,762            1,118,152            16,403,110        17,521,262
 Morganton Place, Fayetteville, NC                          584,479              886,825            13,733,830        14,620,655
 Woodberry, Asheville, NC                                   983,036              554,427             7,198,206         7,752,634
 Sunset Village, Flint, MI                                   59,350              796,994             1,888,576         2,685,570
 2900 Place, East Lansing, MI                               170,664            1,819,883             5,763,065         7,582,948
 Brandywine Creek, East Lansing, MI                      (2,752,066)           4,691,285            14,737,106        19,428,391
 Lakewood, Haslett, MI                                      114,808            1,162,755             3,942,683         5,105,437
 Nemoke Trail, Haslett, MI                                  118,676            3,430,631            12,341,201        15,771,833
 American Heritage, Waterford, MI                            76,712            1,028,097             4,028,174         5,056,270
 Ashton Pines, Waterford, MI                                187,150            1,838,608             8,184,796        10,023,403
 Kings Gate, Sterling Heights, MI                           115,509            1,193,949             4,930,729         6,124,677
 Lancaster Lake, Clarkston, MI                              584,959            4,292,759            15,192,885        19,485,643

 Southern Region:
 ORLANDO
 Fisherman's Village                                      2,945,691            3,090,614             9,701,343        12,791,956
 Seabrook                                                 2,674,836            2,241,118             6,434,846         8,675,964
 Dover Village                                            3,334,730            3,359,514             9,326,019        12,685,532
 Lakeside North                                           3,521,173            2,232,375            13,897,560        16,129,935
 Regatta Shore                                            2,493,119            1,503,406             8,354,088         9,857,494
 Alafaya Woods                                            1,993,331            2,097,999            10,590,589        12,688,588
 Vinyards                                                 2,735,670            2,379,143            13,768,382        16,147,525
 Andover Place                                            2,947,660            4,456,793             9,939,973        14,396,766
 Los Altos                                                2,426,454            3,306,774            14,271,949        17,578,724
 Lotus Landing                                            1,793,437            2,384,771            10,232,053        12,616,824

                                                                                                                     Depreciable
                                                                                                                       Life of
                                                               Accumulated        Date of              Date            Building
                                                               Depreciation     Construction         Acquired        Component (e)
                                                         --------------------------------------------------------------------------
 Dominion Constant Friendship                                   1,201,822         1990                05/04/95          35 Years
 Lakeside Mill                                                  2,140,095         1989                12/10/99          35 Years

 COLUMBUS OH
 Sycamore Ridge                                                 1,522,763         1997                07/02/98          35 Years
 Heritage Green                                                 1,544,562         1998                07/02/98          35 Years
 Alexander Court                                                3,680,423         1999                07/02/98          35 Years
 Governour's Square                                             2,249,997         1967                12/07/98          35 Years
 Hickory Creek                                                  1,050,874         1988                12/07/98          35 Years

 OTHER MARKETS
 Forest Lake At Oyster Point, Newport News, VA                  2,433,357         1986                08/15/95          35 Years
 Woodscape, Newport News, VA                                    3,897,754        1974/76              12/29/87          35 Years
 Eastwind, Virginia Beach, VA                                   2,567,744         1970                04/04/88          35 Years
 Dominion Waterside At Lynnhaven, Virginia Beach, VA            1,115,488         1966                08/15/96          35 Years
 Heather Lake, Hampton, VA                                      4,246,120        1972/74              03/01/80          35 Years
 Dominion Yorkshire Downs, Yorktown, VA                         1,101,616         1987                12/23/97          35 Years
 Dominion Middle Ridge,  Woodbridge. VA                         2,427,325         1990                06/25/96          35 Years
 Dominion Lake Ridge, Lake Ridge, VA                            1,807,529         1987                02/23/96          35 Years
 Knolls At Newgate, Centreville, VA                             1,596,876         1972                07/01/94          35 Years
 Greens At Falls Run, Fredericksburg, VA                        1,356,223         1989                05/04/95          35 Years
 Manor At England Run, Fredericksburg, VA                       2,903,977         1990                05/04/95          35 Years
 Greens At Hollymead, Charlottesville, VA                       1,265,020         1990                05/04/95          35 Years
 Brittingham Square, Salisbury, MD                              1,209,075         1991                05/04/95          35 Years
 Greens At Schumaker Pond, Salisbury, MD                        1,500,105         1988                05/04/95          35 Years
 Greens At Cross Court, Easton, MD                              1,211,651         1987                05/04/95          35 Years
 Greens At Hilton Run, Lexington Park, MD                       2,502,809         1988                05/04/95          35 Years
 Dover Country, Dover, DE                                       2,501,838         1970                07/01/94          35 Years
 Greens At Cedar Chase, Dover, DE                               1,273,486         1988                05/04/95          35 Years
 Washington Park, Centerville, OH                                 795,173         1998                12/07/98          35 Years
 Fountainhead, Dayton, OH                                         113,397         1966                12/07/98          35 Years
 Jamestown Of Toledo, Toledo, OH                                  556,014         1965                12/07/98          35 Years
 Colony Village, New Bern, NC                                   2,794,741        1972/74              12/31/84          35 Years
 Brynn Marr, Jacksonville, NC                                   3,324,316        1973/77              12/31/84          35 Years
 Liberty Crossing, Jacksonville, NC                             3,284,032        1972/74              11/30/90          35 Years
 Bramblewood, Goldsboro, NC                                     2,627,219        1980/82              12/31/84          35 Years
 Cumberland Trace, Fayetteville, NC                             1,463,266         1973                08/15/96          35 Years
 Village At Cliffdale, Fayetteville, NC                         2,653,591         1992                08/15/96          35 Years
 Morganton Place, Fayetteville, NC                              2,130,664         1994                08/15/96          35 Years
 Woodberry, Asheville, NC                                       1,328,960         1987                08/15/96          35 Years
 Sunset Village, Flint, MI                                        263,559         1940                12/07/98          35 Years
 2900 Place, East Lansing, MI                                     395,404         1966                12/07/98          35 Years
 Brandywine Creek, East Lansing, MI                             1,276,029         1974                12/07/98          35 Years
 Lakewood, Haslett, MI                                            323,424         1974                12/07/98          35 Years
 Nemoke Trail, Haslett, MI                                        959,233         1978                12/07/98          35 Years
 American Heritage, Waterford, MI                                 298,729         1968                12/07/98          35 Years
 Ashton Pines, Waterford, MI                                      517,080         1987                12/07/98          35 Years
 Kings Gate, Sterling Heights, MI                                 339,160         1973                12/07/98          35 Years
 Lancaster Lake, Clarkston, MI                                  1,144,008         1988                12/07/98          35 Years

 Southern Region:
 ORLANDO
 Fisherman's Village                                            2,571,996         1984                12/29/95          35 Years
 Seabrook                                                       1,922,830         1984                02/20/96          35 Years
 Dover Village                                                  3,391,517         1981                03/31/93          35 Years
 Lakeside North                                                 3,917,847         1984                04/14/94          35 Years
 Regatta Shore                                                  2,673,048         1988                06/30/94          35 Years
 Alafaya Woods                                                  2,941,398        1988/90              10/21/94          35 Years
 Vinyards                                                       3,754,574        1984/86              10/31/94          35 Years
 Andover Place                                                  2,609,490         1988          09/29/95 & 09/30/96     35 Years
 Los Altos                                                      2,546,376         1990                10/31/96          35 Years
 Lotus Landing                                                  1,408,858         1985                07/01/97          35 Years

SCHEDULE III
Summary of Real Estate Owned

                                                                                      Initial Costs                  Total
                                                                             -------------------------------
                                                                                Land and         Buildings          Initial
                                                                                  Land              and           Acquisition
                                                      Encumbrances (a) (b)    Improvements     Improvements        Costs (c)
                                                     ---------------------------------------------------------------------------
Seville On The Green                                                      -        1,282,616       6,498,062          7,780,678
Arbors @ Lee Vista                                               14,350,000        3,975,679      16,920,454         20,896,133
Heron Lake                                                        6,306,389        1,446,553       9,287,878         10,734,431
Ashton @ Waterford                                                        -        3,871,744      17,537,879         21,409,623

TAMPA-ST PETERSBURG-CLEARWATER
Bay Cove                                                                  -        2,928,847       6,578,257          9,507,104
Summit West                                                               -        2,176,500       4,709,970          6,886,470
Pinebrook                                                                 -        1,780,375       2,458,172          4,238,547
Lakewood Place                                                   10,250,000        1,395,051      10,647,377         12,042,428
Hunters Ridge                                                    10,000,000        2,461,548      10,942,434         13,403,982
Bay Meadow                                                                -        2,892,526       9,253,525         12,146,051
Cambridge                                                                 -        1,790,804       7,166,329          8,957,133
Laurel Oaks                                                               -        1,361,553       6,541,980          7,903,533
Parker's Landing                                                 31,415,281       10,178,355      37,868,669         48,047,024
Sugar Mill Creek                                                          -        2,241,880       7,552,520          9,794,400

COLUMBIA SC
Gable Hill                                                                -          824,847       5,307,194          6,132,041
St. Andrews Commons                                                       -        1,428,826       9,371,378         10,800,204
Forestbrook                                                       5,000,000          395,516       2,902,040          3,297,556
Waterford                                                                 -          957,980       6,947,939          7,905,919
Hampton Greene                                                            -        1,363,046      10,118,453         11,481,499
Rivergate                                                                 -        1,122,500      12,055,625         13,178,125

NASHVILLE TN
Legacy Hill                                                               -        1,147,660       5,867,567          7,015,227
Hickory Run                                                               -        1,468,727      11,583,786         13,052,513
Carrington Hills                                                          -        2,117,244               -          2,117,244
Brookridge                                                                -          707,508       5,461,251          6,168,760
Club At Hickory Hollow                                                    -        2,139,774      15,231,201         17,370,975
Breckenridge                                                              -          766,428       7,713,862          8,480,290
Williamsburg                                                              -        1,376,190      10,931,309         12,307,498
Colonnade                                                                 -        1,459,754      16,014,857         17,474,612

MEMPHIS TN
Briar Club                                                                -        1,214,400       6,928,959          8,143,359
Hunters Trace                                                     5,412,083          888,440       6,676,552          7,564,992
Cinnamon Trails                                                           -        1,886,632       7,644,522          9,531,154
The Trails                                                       27,311,519       10,387,416      34,394,843         44,782,259
Dogwood Creek                                                             -        2,771,868      15,673,846         18,445,714

ATLANTA GA
Stanford Village                                                          -          884,500       2,807,839          3,692,339
Griffin Crossing                                                          -        1,509,633       7,544,018          9,053,651
Gwinnett Square                                                   7,150,000        1,924,325       7,376,454          9,300,779
Dunwoody Pointe                                                   5,580,829        2,763,324       6,902,996          9,666,320
Riverwood                                                         4,983,254        2,985,599      11,087,903         14,073,502
Waterford Place                                                           -        1,579,478      10,302,679         11,882,157

SOUTH FLORIDA
Copperfield                                                      12,300,000        4,424,128      20,428,969         24,853,097
Mediterranean Village                                             8,320,000        2,064,788      11,939,113         14,003,901
Cleary Court                                                              -        2,399,848       7,913,450         10,313,298
University Club                                                           -        1,390,220       6,992,620          8,382,840
Polo Chase                                                                -        3,675,276      13,301,853         16,977,129
Pembroke Bay                                                              -        4,442,492      16,664,469         21,106,962

OTHER MARKETS
Jamestown Of St. Matthews, St. Matthews, KY                      11,235,576        3,865,596      14,422,383         18,287,979
Patriot Place, Florence, SC                                       2,200,000          212,500       1,600,757          1,813,257

                                                            Cost of
                                                         Improvements                Gross Amount at
                                                         Capitalized        Which Carried at Close of Period
                                                                           ----------------------------------
                                                          Subsequent            Land and        Buildings          Total
                                                        to Acquisition            Land              and           Carrying
                                                      (Net of Disposals)      Improvements     Improvements      Value (d)
                                                     --------------------------------------------------------------------------
Seville On The Green                                            1,763,132         1,442,318        8,101,492      9,543,810
Arbors @ Lee Vista                                              1,579,430         4,364,804       18,110,760     22,475,563
Heron Lake                                                        921,005         1,591,825       10,063,611     11,655,436
Ashton @ Waterford                                                106,854         3,871,744       17,644,733     21,516,477

TAMPA-ST PETERSBURG-CLEARWATER
Bay Cove                                                        2,759,652         3,272,710        8,994,046     12,266,756
Summit West                                                     2,380,213         2,446,995        6,819,689      9,266,683
Pinebrook                                                       2,917,886         2,001,756        5,154,677      7,156,433
Lakewood Place                                                  1,247,664         1,613,593       11,676,500     13,290,092
Hunters Ridge                                                   1,384,461         2,948,973       11,839,470     14,788,443
Bay Meadow                                                      2,463,507         3,424,786       11,184,772     14,609,557
Cambridge                                                       1,367,588         2,069,587        8,255,134     10,324,721
Laurel Oaks                                                     1,150,392         1,534,328        7,519,597      9,053,925
Parker's Landing                                                  947,078         9,214,278       39,779,824     48,994,102
Sugar Mill Creek                                                  362,264         2,383,861        7,772,803     10,156,664

COLUMBIA SC
Gable Hill                                                      1,347,428         1,184,326        6,295,143      7,479,469
St. Andrews Commons                                             1,615,500         1,851,322       10,564,382     12,415,704
Forestbrook                                                     1,840,654           627,056        4,511,154      5,138,210
Waterford                                                       1,404,693         1,253,454        8,057,158      9,310,612
Hampton Greene                                                  1,362,842         1,871,519       10,972,822     12,844,341
Rivergate                                                       1,105,359         1,430,844       12,852,639     14,283,484

NASHVILLE TN
Legacy Hill                                                     2,733,132         1,419,924        8,328,435      9,748,359
Hickory Run                                                     1,446,005         1,638,812       12,859,706     14,498,518
Carrington Hills                                               24,316,537         2,719,118       23,714,662     26,433,781
Brookridge                                                      1,206,524           922,455        6,452,829      7,375,284
Club At Hickory Hollow                                          1,884,544         2,681,185       16,574,334     19,255,519
Breckenridge                                                      727,711           955,284        8,252,717      9,208,001
Williamsburg                                                    1,240,439         1,537,718       12,010,219     13,547,938
Colonnade                                                         435,493         1,601,222       16,308,882     17,910,104

MEMPHIS TN
Briar Club                                                      1,955,591         1,560,279        8,538,670     10,098,950
Hunters Trace                                                   1,366,817         1,179,599        7,752,210      8,931,809
Cinnamon Trails                                                   (86,708)        2,054,103        7,390,342      9,444,446
The Trails                                                      3,327,549        11,072,164       37,037,644     48,109,808
Dogwood Creek                                                     721,652         2,937,407       16,229,959     19,167,366

ATLANTA GA
Stanford Village                                                1,130,143         1,164,766        3,657,716      4,822,482
Griffin Crossing                                                1,445,351         1,805,742        8,693,260     10,499,002
Gwinnett Square                                                 1,546,548         2,138,004        8,709,323     10,847,327
Dunwoody Pointe                                                 4,394,708         3,305,952       10,755,076     14,061,028
Riverwood                                                       3,396,877         3,340,776       14,129,603     17,470,379
Waterford Place                                                   381,663         1,645,910       10,617,910     12,263,820

SOUTH FLORIDA
Copperfield                                                     1,741,384         4,976,042       21,618,439     26,594,481
Mediterranean Village                                           1,491,518         2,280,874       13,214,545     15,495,419
Cleary Court                                                    1,590,125         2,633,617        9,269,806     11,903,423
University Club                                                 1,710,713         1,758,874        8,334,678     10,093,553
Polo Chase                                                        553,282         3,761,446       13,768,966     17,530,411
Pembroke Bay                                                      610,308         4,630,954       17,086,316     21,717,270

OTHER MARKETS
Jamestown Of St. Matthews, St. Matthews, KY                       716,366         3,941,427       15,062,918     19,004,345
Patriot Place, Florence, SC                                     5,669,543         1,481,436        6,001,363      7,482,800

                                                                                                           Depreciable
                                                                                                             Life of
                                                        Accumulated         Date of         Date             Building
                                                       Depreciation      Construction     Acquired        Component (e)
                                                     ---------------------------------------------------------------------
Seville On The Green                                       1,122,278         1986         10/21/97           35 Years
Arbors @ Lee Vista                                         2,123,136         1991         12/31/97           35 Years
Heron Lake                                                 1,091,328         1989         03/27/98           35 Years
Ashton @ Waterford                                           438,672         2000         05/28/98           35 Years

TAMPA-ST PETERSBURG-CLEARWATER
Bay Cove                                                   3,348,738         1972         12/16/92           35 Years
Summit West                                                2,519,809         1972         12/16/92           35 Years
Pinebrook                                                  2,228,633         1977         09/28/93           35 Years
Lakewood Place                                             3,014,713         1986         03/10/94           35 Years
Hunters Ridge                                              2,765,425         1992         06/30/95           35 Years
Bay Meadow                                                 1,996,174         1985         12/09/96           35 Years
Cambridge                                                  1,293,086         1985         06/06/97           35 Years
Laurel Oaks                                                1,141,059         1986         07/01/97           35 Years
Parker's Landing                                           2,900,441         1991         12/07/98           35 Years
Sugar Mill Creek                                             651,092         1988         12/07/98           35 Years

COLUMBIA SC
Gable Hill                                                 2,650,059         1985         12/04/89           35 Years
St. Andrews Commons                                        3,306,427         1986         05/20/93           35 Years
Forestbrook                                                1,875,622         1974         07/01/93           35 Years
Waterford                                                  2,167,790         1985         07/01/94           35 Years
Hampton Greene                                             2,735,675         1990         08/19/94           35 Years
Rivergate                                                  2,205,971         1989         08/15/96           35 Years

NASHVILLE TN
Legacy Hill                                                2,158,124         1977         11/06/95           35 Years
Hickory Run                                                2,632,416         1989         12/29/95           35 Years
Carrington Hills                                              69,320         1999         12/06/95           35 Years
Brookridge                                                 1,455,483         1986         03/28/96           35 Years
Club At Hickory Hollow                                     2,689,207         1987         02/21/97           35 Years
Breckenridge                                               1,260,622         1986         03/27/97           35 Years
Williamsburg                                               1,477,333         1986         05/20/98           35 Years
Colonnade                                                  1,269,212         1998         01/07/99           35 Years

MEMPHIS TN
Briar Club                                                 2,395,205         1987         10/14/94           35 Years
Hunters Trace                                              2,067,346         1986         10/14/94           35 Years
Cinnamon Trails                                              916,584         1989         01/09/98           35 Years
The Trails                                                 4,280,014         1990         01/09/98           35 Years
Dogwood Creek                                              2,067,610         1997         02/06/98           35 Years

ATLANTA GA
Stanford Village                                           1,912,758         1985         09/26/89           35 Years
Griffin Crossing                                           2,389,006        1987/89       06/08/94           35 Years
Gwinnett Square                                            1,971,405         1985         03/29/95           35 Years
Dunwoody Pointe                                            2,831,981         1980         10/24/95           35 Years
Riverwood                                                  3,141,457         1980         06/26/96           35 Years
Waterford Place                                            1,060,557         1985         04/15/98           35 Years

SOUTH FLORIDA
Copperfield                                                4,576,456         1991         09/21/94           35 Years
Mediterranean Village                                      3,079,124         1989         09/30/94           35 Years
Cleary Court                                               2,258,407        1984/85       11/30/94           35 Years
University Club                                            1,759,178         1988         09/26/95           35 Years
Polo Chase                                                 1,099,810         1991         12/07/98           35 Years
Pembroke Bay                                                 815,485         1989         07/26/99           35 Years

OTHER MARKETS
Jamestown Of St. Matthews, St. Matthews, KY                1,129,765         1968         12/07/98           35 Years
Patriot Place, Florence, SC                                3,644,528         1974         10/23/85           35 Years

                                                                                   Initial Costs
                                                                       -----------------------------------

                                                                          Land and             Buildings              Initial
                                                                            Land                  and               Acquisition
                                             Encumbrances (a) (b)        Improvements         Improvements           Costs (c)
                                             -------------------------------------------------------------------------------------
River Place, Macon, GA                                 5,000,000             1,097,280            7,492,385            8,589,665
Mallards Of Wedgewood, Lakeland, FL                            -               959,284            6,864,666            7,823,950
Greentree, Jacksonville, FL                           12,455,000             1,634,330           11,226,990           12,861,320
Westland, Jacksonville, FL                            12,805,000             1,834,535           14,864,742           16,699,276
Antlers, Jacksonville, FL                                      -             4,034,039           11,192,842           15,226,880
Brantley Pines, Ft. Myers, FL                                  -             1,892,888            8,247,621           10,140,509
Santa Barbara, Naples, FL                                      -             1,134,120            8,019,814            9,153,934
Ashlar, Ft. Myers, FL                                          -             3,952,234           11,718,186           15,670,420
The Groves, Port Orange, FL                                    -               789,953            4,767,055            5,557,008
Lakeside, Port Orange, FL                                      -             2,404,305            6,420,160            8,824,465
Mallards Of Brandywine, Deland, FL                             -               765,949            5,407,683            6,173,632
Lake Washington Downs, Melbourne, FL                           -             1,434,450            4,940,166            6,374,616
International Village, Speedway, IN                            -             3,934,102           11,478,908           15,413,010
Regency Park South, Indianapolis, IN                           -             2,643,025            7,632,098           10,275,123

Western Region:
DALLAS TEXAS
Preston Oaks                                                   -             1,783,626            6,416,374            8,200,000
Preston Trace                                                  -             2,195,500            8,304,500           10,500,000
Rock Creek                                                     -             4,076,680           15,823,320           19,900,000
Windridge                                                      -             3,414,311           14,027,310           17,441,621
Catalina                                                       -             1,543,321            5,631,679            7,175,000
Wimbledon Court                                                -             1,809,183           10,930,306           12,739,489
Lakeridge                                                      -             1,631,350            5,668,650            7,299,999
Summergate                                                     -             1,171,300            3,928,700            5,100,000
Oak Forest                                                     -             5,630,740           23,293,922           28,924,662
Oaks Of Lewisville                                             -             3,726,795           13,563,181           17,289,976
Kelly Crossing                                                 -             2,496,701            9,156,355           11,653,056
Highlands Of Preston                                           -             2,151,056            8,167,630           10,318,686
The Summit                                             5,182,107             1,932,195            9,041,301           10,973,496
Springfield                                            5,167,275             3,074,511            6,823,120            9,897,631

HOUSTON
Woodtrail                                                      -             1,543,000            5,457,000            7,000,000
Park Trails                                                    -             1,144,750            4,105,250            5,250,000
Green Oaks                                                     -             5,313,920           19,626,181           24,940,101
Sky Hawk                                                       -             2,297,741            7,157,965            9,455,706
South Grand At Pecan Grove                            10,418,907             4,058,090           14,755,809           18,813,899
Breakers                                                       -             1,527,467            5,297,930            6,825,397
Braesridge                                             9,092,367             3,048,212           10,961,749           14,009,961
Skylar Pointe                                                  -            3,604,483            11,592,432           15,196,915
Stone Canyon                                                   -               899,515                    -              899,515
Briar Park                                             1,391,437               329,002            2,794,131            3,123,133
Chelsea Park                                           3,192,625             1,991,478            5,787,626            7,779,104
Clear Lake Falls                                       3,054,749             1,090,080            4,534,335            5,624,415
Country Club Place                                     3,475,061               498,632            6,520,172            7,018,804
Arbor Ridge                                            3,734,476             1,688,948            6,684,229            8,373,177
London Park                                            4,455,643             2,018,478            6,667,450            8,685,928
Marymont                                                       -             1,150,696            4,155,411            5,306,107
Nantucket Square                                       2,688,551             1,067,617            4,833,402            5,901,019
Riverway                                               1,181,322               523,457            2,828,282            3,351,739
Riviera Pines                                          3,274,452             1,413,851            6,453,847            7,867,698
The Gallery                                            1,538,994               768,708            3,358,484            4,127,192
Towne Lake                                                     -             1,333,958            5,308,884            6,642,842
The Legend at Park 10                                          -             1,995,011                    -            1,995,011

PHOENIX-MESA AZ
Paradise Falls                                                 -             1,622,700            6,170,800            7,793,500
Vista Point                                                    -             1,587,400            5,612,600            7,200,000
Sierra Palms                                                   -             4,638,950           17,361,050           22,000,000
Northpark Village                                              -             1,519,314           13,536,707           15,056,021

                                                     Cost of                      Gross Amount at
                                                   Improvements           Which Carried at Close of Period
                                                   Capitalized          -----------------------------------
                                                    Subsequent            Land and             Buildings               Total
                                                  to Acquisition            Land                  and                Carrying
                                                (Net of Disposals)      Improvements          Improvements           Value (d)
                                               -----------------------------------------------------------------------------------
River Place, Macon, GA                                 1,898,820            1,717,042             8,771,442           10,488,485
Mallards Of Wedgewood, Lakeland, FL                    1,643,276            1,249,320             8,217,906            9,467,226
Greentree, Jacksonville, FL                            3,575,811            2,270,802            14,166,330           16,437,131
Westland, Jacksonville, FL                             3,506,505            2,607,242            17,598,540           20,205,782
Antlers, Jacksonville, FL                              5,385,491            4,782,830            15,829,541           20,612,372
Brantley Pines, Ft. Myers, FL                          4,861,958              820,127            14,182,340           15,002,467
Santa Barbara, Naples, FL                              1,643,083            1,714,318             9,082,699           10,797,017
Ashlar, Ft. Myers, FL                                 16,111,886            7,593,378            24,188,928           31,782,306
The Groves, Port Orange, FL                            1,725,606            1,443,512             5,839,102            7,282,614
Lakeside, Port Orange, FL                              1,268,820            2,574,381             7,518,904           10,093,285
Mallards Of Brandywine, Deland, FL                     1,099,309              980,636             6,292,306            7,272,941
Lake Washington Downs, Melbourne, FL                   2,039,249            1,750,997             6,662,868            8,413,865
International Village, Speedway, IN                      465,769            3,976,199            11,902,580           15,878,779
Regency Park South, Indianapolis, IN                     496,876            2,688,317             8,083,682           10,771,999

Western Region:
DALLAS TEXAS
Preston Oaks                                             613,050            1,897,501             6,915,549            8,813,050
Preston Trace                                            761,953            2,349,946             8,912,007           11,261,953
Rock Creek                                             4,051,565            4,486,002            19,465,563           23,951,565
Windridge                                              2,568,127            4,001,213            16,008,534           20,009,748
Catalina                                                 609,896            1,648,194             6,136,703            7,784,896
Wimbledon Court                                        2,010,590            2,825,054            11,925,025           14,750,079
Lakeridge                                                845,732            1,776,336             6,369,395            8,145,731
Summergate                                               701,529            1,380,065             4,421,464            5,801,529
Oak Forest                                            10,000,318            6,354,384            32,570,596           38,924,980
Oaks Of Lewisville                                     3,485,698            4,497,320            16,278,354           20,775,674
Kelly Crossing                                         1,442,413            2,965,259            10,130,210           13,095,469
Highlands Of Preston                                   1,607,813            2,463,053             9,463,446           11,926,499
The Summit                                             1,133,379            2,302,119             9,804,756           12,106,875
Springfield                                              992,593            3,260,450             7,629,774           10,890,224

HOUSTON
Woodtrail                                              2,078,334            1,728,597             7,349,737            9,078,334
Park Trails                                              767,844            1,208,921             4,808,923            6,017,844
Green Oaks                                             2,383,195            5,758,011            21,565,285           27,323,296
Sky Hawk                                               1,872,546            2,698,250             8,630,002           11,328,252
South Grand At Pecan Grove                             3,662,938            4,437,828            18,039,009           22,476,837
Breakers                                               2,038,067            1,873,522             6,989,942            8,863,464
Braesridge                                             1,705,322            3,349,650            12,365,633           15,715,283
Skylar Pointe                                          3,757,921            3,657,880            15,296,956           18,954,836
Stone Canyon                                           9,437,829              899,515             9,437,829           10,337,344
Briar Park                                               102,280              333,748             2,891,665            3,225,413
Chelsea Park                                           1,243,271            2,289,122             6,733,253            9,022,375
Clear Lake Falls                                        (308,399)           1,106,162             4,209,854            5,316,016
Country Club Place                                       821,606              643,066             7,197,344            7,840,410
Arbor Ridge                                              148,635            2,029,720             6,492,092            8,521,812
London Park                                            1,374,895            2,299,585             7,761,238           10,060,823
Marymont                                                 378,980            1,158,696             4,526,391            5,685,087
Nantucket Square                                        (686,315)           1,070,242             4,144,462            5,214,704
Riverway                                                 110,364              529,666             2,932,437            3,462,103
Riviera Pines                                            139,734            1,418,444             6,588,988            8,007,432
The Gallery                                               81,922              776,004             3,433,110            4,209,114
Towne Lake                                             1,106,694            1,563,625             6,185,911            7,749,536
The Legend at Park 10                                 11,758,419            2,018,039            11,735,391           13,753,430

PHOENIX-MESA AZ
Paradise Falls                                         2,886,523            1,828,963             8,851,060           10,680,023
Vista Point                                            1,312,937            1,717,158             6,795,779            8,512,937
Sierra Palms                                             437,202            4,733,068            17,704,134           22,437,202
Northpark Village                                      1,565,066            1,819,190            14,801,897           16,621,087

                                                                                                                     Depreciable
                                                                                                                       Life of
                                                     Accumulated            Date of                Date               Building
                                                    Depreciation          Construction           Acquired           Component (e)
                                             ------------------------------------------------------------------------------------
River Place, Macon, GA                               2,642,789                 1988               04/08/94            35 Years
Mallards Of Wedgewood, Lakeland, FL                  2,014,027                 1985               07/27/95            35 Years
Greentree, Jacksonville, FL                          3,822,480                 1986               07/22/94            35 Years
Westland, Jacksonville, FL                           3,723,824                 1990               05/09/96            35 Years
Antlers, Jacksonville, FL                            3,680,912                 1985               05/28/96            35 Years
Brantley Pines, Ft. Myers, FL                        3,813,602                 1986               08/11/94            35 Years
Santa Barbara, Naples, FL                            2,497,039                 1987               09/01/94            35 Years
Ashlar, Ft. Myers, FL                                1,057,966               1999/2000            12/24/97            35 Years
The Groves, Port Orange, FL                          1,541,419                 1989               12/13/95            35 Years
Lakeside, Port Orange, FL                            1,134,518                 1985               07/01/97            35 Years
Mallards Of Brandywine, Deland, FL                     995,046                 1985               07/01/97            35 Years
Lake Washington Downs, Melbourne, FL                 2,289,531                 1984               09/24/93            35 Years
International Village, Speedway, IN                  1,181,011                 1968               12/07/98            35 Years
Regency Park South, Indianapolis, IN                   787,026                 1968               12/07/98            35 Years

Western Region:
DALLAS TEXAS
Preston Oaks                                         1,094,475                 1980               12/31/96            35 Years
Preston Trace                                        1,349,446                 1984               12/31/96            35 Years
Rock Creek                                           3,126,426                 1979               12/31/96            35 Years
Windridge                                            2,697,391                 1980               12/31/96            35 Years
Catalina                                               991,890                 1982               12/31/96            35 Years
Wimbledon Court                                      1,709,266                 1983               12/31/96            35 Years
Lakeridge                                            1,088,847                 1984               12/31/96            35 Years
Summergate                                             742,151                 1984               12/31/96            35 Years
Oak Forest                                           3,492,985                1996/98             12/31/96            35 Years
Oaks Of Lewisville                                   2,872,774                 1983               03/27/97            35 Years
Kelly Crossing                                       1,525,524                 1984               06/18/97            35 Years
Highlands Of Preston                                 1,138,410                 1985               03/27/98            35 Years
The Summit                                           1,148,319                 1983               03/27/98            35 Years
Springfield                                            951,962                 1985               03/27/98            35 Years

HOUSTON
Woodtrail                                            1,531,754                 1978               12/31/96            35 Years
Park Trails                                            806,361                 1983               12/31/96            35 Years
Green Oaks                                           3,160,374                 1985               06/25/97            35 Years
Sky Hawk                                             1,459,437                 1984               05/08/97            35 Years
South Grand At Pecan Grove                           2,486,549                 1985               09/26/97            35 Years
Breakers                                             1,094,679                 1985               09/26/97            35 Years
Braesridge                                           1,744,605                 1982               09/26/97            35 Years
Skylar Pointe                                        2,208,604                 1979               11/20/97            35 Years
Stone Canyon                                            92,201                 1998               12/17/97            35 Years
Briar Park                                             293,683                 1987               03/27/98            35 Years
Chelsea Park                                           838,680                 1983               03/27/98            35 Years
Clear Lake Falls                                       478,335                 1980               03/27/98            35 Years
Country Club Place                                     760,109                 1985               03/27/98            35 Years
Arbor Ridge                                            775,659                 1983               03/27/98            35 Years
London Park                                            983,269                 1983               03/27/98            35 Years
Marymont                                               489,885                 1983               03/27/98            35 Years
Nantucket Square                                       448,369                 1983               03/27/98            35 Years
Riverway                                               365,345                 1985               03/27/98            35 Years
Riviera Pines                                          633,214                 1979               03/27/98            35 Years
The Gallery                                            297,475                 1968               03/27/98            35 Years
Towne Lake                                             799,194                 1984               03/27/98            35 Years
The Legend at Park 10                                2,507,695                 1998               05/19/98            35 Years

PHOENIX-MESA AZ
Paradise Falls                                       1,325,764                 1986               12/31/96            35 Years
Vista Point                                          1,149,554                 1986               12/31/96            35 Years
Sierra Palms                                         2,552,849                 1996               12/31/96            35 Years
Northpark Village                                    1,801,053                 1983               03/27/98            35 Years

SCHEDULE III
Summary of Real Estate Owned


                                                          Initial Costs
                                                 ------------------------------
                                                                                                        Cost of
                                                                                                      Improvements
                                                                                    Total              Capitalized
                                                     Land and       Buildings      Initial            Subsequent of
                                                       Land            and        Acquisition      to Acquisitioning
                            Encumbrances (a) (b)  Improvements    Improvements    Costs (c)        (Net of Disposals)
                            -------------------------------------------------------------------------------------------------
 Stonegate                            3,703,436         735,036       7,939,875     8,674,911           688,203
 Finisterra                                   -       1,273,798      26,392,207    27,666,005           307,400
 La Privada                          15,382,899       7,303,161      18,507,617    25,810,778         1,774,951
 Terracina                                    -       3,757,224      34,780,779    38,538,002         5,632,594
 Woodland Park                                -       3,016,907       6,706,473     9,723,380           909,752
 Sierra Foothills                             -       2,728,172               -     2,728,172        18,794,624

 FORT WORTH-ARLINGTON TEXAS
 Autumnwood                                   -       2,412,180       8,687,820    11,100,000           915,690
 Cobblestone                                  -       2,925,372      10,527,738    13,453,110         1,895,732
 Pavillion                                    -       4,428,258      19,032,881    23,461,139         1,016,798
 Oak Park                                     -       3,966,129      22,227,701    26,193,830          (385,559)
 Southern Oaks                                -       1,565,000       5,335,000     6,900,000           754,590
 Hunter's Ridge                               -       1,613,000       5,837,000     7,450,000           790,643
 Parc Plaza                                   -       1,683,531       5,279,123     6,962,654         1,339,056
 Summit Ridge                         4,810,550       1,725,508       6,308,032     8,033,540         1,367,077
 Greenwood Creek                      4,768,424       1,958,378       8,551,018    10,509,396         1,127,672
 Derby Park                           7,218,225       3,121,153      11,764,974    14,886,127           773,887
 Aspen Court                          1,913,309         776,587       4,944,947     5,721,534           779,032

 SAN ANTONIO
 Promontory Pointe                            -       7,548,219      28,051,781    35,600,000         2,431,666
 The Bluffs                                   -       1,901,146       6,898,854     8,800,000         1,340,666
 Ashley Oaks                                  -       4,590,782      16,809,218    21,400,000           471,484
 Sunflower                                    -       2,209,000       7,891,000    10,100,000           582,262
 Escalante                            3,913,340       2,701,992      24,033,196    26,735,188         1,581,401
 Cimarron City                        3,097,104         487,906       4,534,793     5,022,699           683,210
 Kenton                               7,288,859       2,344,962       8,917,376    11,262,338         1,676,573
 Peppermill                           4,306,088         773,405       6,873,146     7,646,551         2,034,322
 Sunset Canyon                        8,753,297       3,201,039      10,669,680    13,870,720         3,780,981
 Audubon                              4,550,997         771,037       6,123,917     6,894,953         2,189,611
 Grand Cypress                        5,717,531         749,341       8,609,353     9,358,694           945,959
 Inn @ Los Patios                             -       3,005,300      11,544,700    14,550,000        (1,489,487)

 SAN FRANCISO-SAN JOSE, CA
 2000 Post Street                             -       9,860,627      44,577,506    54,438,133           418,708
 Birch Creek                          7,670,278       4,365,315      16,695,509    21,060,824           943,028
 Highlands Of Marin                           -       5,995,838      24,868,350    30,864,188           485,151
 Marina Playa                        14,038,935       6,224,383      23,916,283    30,140,666         1,111,432

 MONTEREY PENINSULA SALINAS CA
 Boronda Manor                                -       1,946,423       8,981,742    10,928,165           160,447
 Garden Court                                 -         888,038       4,187,950     5,075,988            96,563
 Glenridge                                    -         415,284       1,952,934     2,368,218            23,297
 Harding Park Townhomes                       -         549,393       2,051,322     2,600,715            43,215
 Cambridge Court                              -       2,020,384       9,226,038    11,246,422           357,691
 Laurel Tree                                  -       1,303,902       5,115,356     6,419,258            86,900
 Pine Grove                                   -       1,383,161       5,783,993     7,167,154            55,604
 Santanna                                     -         957,079       4,026,117     4,983,196            72,924
 The CaprI                                    -       1,018,493       3,657,274     4,675,767            10,620
 The Pointe At Harden Ranch                   -       6,388,446      23,853,534    30,241,980           418,154
 The Pointe At Northridge                     -       2,043,736       8,028,443    10,072,179           176,828
 The Pointe At Westlake                       -       1,329,064       5,334,004     6,663,068            96,931

 SOUTHERN CALIFORNIA
 Pine Avenue                          5,936,948       2,158,423       8,887,744    11,046,167           205,027
 The Grand Resort                             -       8,884,151      35,706,606    44,590,757           592,157
 Grand Terrace                                -       2,144,340       6,594,615     8,738,955         1,106,879
 Windward Point                               -       1,767,970       7,117,879     8,885,849           209,105
 Rancho Vallecitos                            -       3,302,967      10,877,286    14,180,254           307,466

                                       Gross Amount at
                              Which Carried at Close of Period
                            ------------------------------------                                                      Depreciable
                                    Land and       Buildings        Total                                               Life of
                                      Land            and         Carrying      Accumulated      Date of       Date     Building
                                   Improvements   Improvements    Value (d)    Depreciation    Construction  Acquired Component (e)
                            --------------------------------------------------------------------------------------------------------
 Stonegate                              882,503      8,480,611     9,363,114        962,027       1978       03/27/98      35 Years
 Finisterra                           1,323,764     26,649,641    27,973,405      2,609,099       1997       03/27/98      35 Years
 La Privada                           7,837,148     19,748,581    27,585,729      2,123,550       1987       03/27/98      35 Years
 Terracina                            4,518,578     39,652,018    44,170,597      4,269,616       1984       05/28/98      35 Years
 Woodland Park                        3,224,377      7,408,755    10,633,132        949,074       1979       06/09/98      35 Years
 Sierra Foothills                     2,790,490     18,732,306    21,522,796      3,361,015       1998       02/18/98      35 Years

 FORT WORTH-ARLINGTON TEXAS
 Autumnwood                           2,651,258      9,364,432    12,015,690      1,529,956       1984       12/31/96      35 Years
 Cobblestone                          3,133,873     12,214,969    15,348,842      1,981,408       1984       12/31/96      35 Years
 Pavillion                            4,636,529     19,841,408    24,477,937      2,920,587       1979       12/31/96      35 Years
 Oak Park                             4,819,330     20,988,942    25,808,271      3,487,599      1982/98     12/31/96      35 Years
 Southern Oaks                        1,611,548      6,043,043     7,654,590      1,016,813       1982       12/31/96      35 Years
 Hunter's Ridge                       1,804,518      6,436,124     8,240,643      1,083,635       1992       12/31/96      35 Years
 Parc Plaza                           2,105,315      6,196,395     8,301,710      1,007,442       1986       10/30/97      35 Years
 Summit Ridge                         2,185,547      7,215,071     9,400,618      1,054,202       1983       03/27/98      35 Years
 Greenwood Creek                      2,112,719      9,524,349    11,637,068      1,127,923       1984       03/27/98      35 Years
 Derby Park                           3,516,461     12,143,553    15,660,014      1,636,578       1984       03/27/98      35 Years
 Aspen Court                          1,064,382      5,436,185     6,500,566        664,644       1986       03/27/98      35 Years

 SAN ANTONIO
 Promontory Pointe                    7,799,506     30,232,160    38,031,666      4,623,781       1997       12/31/96      35 Years
 The Bluffs                           2,083,860      8,056,806    10,140,666      1,587,336       1978       12/31/96      35 Years
 Ashley Oaks                          4,682,717     17,188,767    21,871,484      2,467,545       1993       12/31/96      35 Years
 Sunflower                            2,323,773      8,358,488    10,682,262      1,338,170       1980       12/31/96      35 Years
 Escalante                            2,740,785     25,576,804    28,316,589        863,882     1986/2000    04/16/98      35 Years
 Cimarron City                          584,930      5,120,979     5,705,909        534,650       1983       04/16/98      35 Years
 Kenton                               2,446,157     10,492,755    12,938,912      1,131,061       1983       04/16/98      35 Years
 Peppermill                             938,875      8,741,998     9,680,873      1,014,174       1984       04/16/98      35 Years
 Sunset Canyon                        3,554,592     14,097,108    17,651,701      1,752,202       1984       04/16/98      35 Years
 Audubon                              1,014,250      8,070,314     9,084,564      1,064,677       1985       04/16/98      35 Years
 Grand Cypress                          797,794      9,506,858    10,304,653        969,564       1995       04/16/98      35 Years
 Inn @ Los Patios                     3,005,300     10,055,213    13,060,513        819,281       1990       08/15/98      35 Years

 SAN FRANCISO-SAN JOSE, CA
 2000 Post Street                     9,914,645     44,942,195    54,856,841      2,402,441       1987       12/07/98      35 Years
 Birch Creek                          4,606,705     17,397,147    22,003,852      1,184,643       1968       12/07/98      35 Years
 Highlands Of Marin                   6,072,433     25,276,906    31,349,339      1,534,986       1991       12/07/98      35 Years
 Marina Playa                         6,438,679     24,813,419    31,252,098      1,732,828       1971       12/07/98      35 Years

 MONTEREY PENINSULA SALINAS
 Boronda Manor                        1,960,729      9,127,883    11,088,612        545,192       1979       12/07/98      35 Years
 Garden Court                           891,220      4,281,331     5,172,551        261,684       1973       12/07/98      35 Years
 Glenridge                              415,744      1,975,771     2,391,515         84,998       1989       12/07/98      35 Years
 Harding Park Townhomes                 553,422      2,090,508     2,643,930        145,868       1984       12/07/98      35 Years
 Cambridge Court                      2,073,342      9,530,771    11,604,113        623,208       1974       12/07/98      35 Years
 Laurel Tree                          1,311,767      5,194,391     6,506,158        372,825       1977       12/07/98      35 Years
 Pine Grove                           1,387,287      5,835,471     7,222,758        365,774       1963       12/07/98      35 Years
 Santanna                               958,195      4,097,925     5,056,120        258,888       1989       12/07/98      35 Years
 The CaprI                            1,018,544      3,667,843     4,686,387        273,774       1973       12/07/98      35 Years
 The Pointe At Harden Ranch           6,407,856     24,252,278    30,660,134      1,705,826       1986       12/07/98      35 Years
 The Pointe At Northridge             2,052,115      8,196,892    10,249,007        565,569       1979       12/07/98      35 Years
 The Pointe At Westlake               1,330,060      5,429,939     6,759,999        370,779       1975       12/07/98      35 Years

 SOUTHERN CALIFORNIA
 Pine Avenue                          2,165,035      9,086,159    11,251,194        590,361       1987       12/07/98      35 Years
 The Grand Resort                     8,929,646     36,253,268    45,182,914      2,624,356       1971       12/07/98      35 Years
 Grand Terrace                        2,225,774      7,620,061     9,845,834        399,479       1986       06/30/99      35 Years
 Windward Point                       1,797,416      7,297,537     9,094,954        484,513       1983       12/07/98      35 Years
 Rancho Vallecitos                    3,359,502     11,128,217    14,487,719      2,652,866       1988       10/13/99      35 Years


                                                                                    Initial Costs                     Total
                                                                     ------------------------------------------
                                                                           Land and             Buildings             Initial
                                                                             Land                  and              Acquisition
                                               Encumbrances (a) (b)      Improvements         Improvements           Costs (c)
                                             ----------------------------------------------------------------------------------
 SEATTLE-BELLEVUE-EVERETT, WA
 Arbor Terrace                                      7,310,472             1,453,342           11,994,972           13,448,314
 Crowne Pointe                                      4,849,763             2,486,252            6,437,256            8,923,508
 Hilltop                                            4,500,269             2,173,969            7,407,628            9,581,597

 OTHER MARKETS
 Pecan Grove, Austin, TX                                    -             1,406,750            5,293,250            6,700,000
 Anderson Mill, Austin, TX                                  -             3,134,669           11,170,376           14,305,045
 Turtle Creek, Little Rock, AR                              -             1,913,177            7,086,823            9,000,000
 Shadow Lake, Little Rock, AR                               -             2,523,670            8,976,330           11,500,000
 Desert Springs, Tuscon, AZ                         4,503,289             1,118,402            7,094,431            8,212,833
 Posada Del Rio, Tucson, AZ                                 -               843,748            4,288,097            5,131,845
 Sunset Point, Las Vegas., NV                               -             4,295,050           15,704,950           20,000,000
 Alvarado, Albuquerque, NM                                  -             1,930,229            5,969,771            7,900,000
 Dorado Heights, Albuquerque, NM                    5,094,107             1,567,762            6,555,395            8,123,157
 Greensview, Aurora, CO                                     -             2,974,024           12,489,598           15,463,622
 Mountain View, Aurora, CO                                  -             6,401,851           21,569,403           27,971,254
 Lancaster Commons, Salem, OR                               -             2,485,291            7,451,165            9,936,456
 Tualatin Heights, Tualatin, OR                     8,815,206             3,272,585            9,134,089           12,406,674
 University Park, Portland, OR                              -             3,007,202            8,191,307           11,198,509
 Evergreen Park Apartments, Vancouver, WA           5,221,064             3,878,138            9,973,051           13,851,189
 Aspen Creek, Puyallup, WA                          6,911,618             1,177,714            9,115,789           10,293,503
 Beaumont, Tacoma, WA                              10,029,283             2,339,132           12,559,224           14,898,356
 Campus Commons North, Pullman, WA                  6,395,923               305,143            9,867,157           10,172,300
 Campus Commons South, Pullman, WA                  2,789,726               838,324            3,005,784            3,844,108
 Foothills Tennis Village, Roseville, CA                    -             3,617,507           14,542,028           18,159,535
 Woodlake Village, Sacramento, CA                  16,417,907             6,772,438           26,966,750           33,739,188
 Silk Oak, Fresno, CA                                       -             2,324,562            4,566,446            6,891,008

                                             --------------------------------------------------------------------------------
                                                  723,741,843         $ 593,021,296      $ 2,642,956,043      $ 3,235,977,339
                                             ================================================================================

 REAL ESTATE UNDER DEVELOPMENT
 NEW APARTMENT COMMUNITIES
 Kildaire Farms Land, Cary, NC                              -             2,846,027            8,520,815           11,366,841
 Red Stone Ranch, Cedar Park, TX                            -             1,896,723            6,699,073            8,595,796

 ADDITIONS TO EXISTING COMMUNITIES
 Meridian II, Carrollton, TX                                -             1,547,129            1,111,644            2,658,773
 Manor At England Run III, Fredericksburg, VA               -                     -              369,673              369,673
 Greensview Phase II, Aurora, CO                            -               540,915            2,654,551            3,195,466

 LAND HELD FOR FUTURE DEVELOPMENT                           -            33,632,506                    -           33,632,506


                                             --------------------------------------------------------------------------------
                                                $           -         $  40,463,300      $    19,355,756      $    59,819,056
                                             ================================================================================

 COMMERCIAL PROPERTY
 Richmond Corporate                                         -               245,332            6,351,847            6,597,179

 COMMERCIAL PROPERTY HELD FOR DISPOSITION
 Hanover Village, Richmond, VA                              -             1,623,910                    -            1,623,910
 Gloucester Exchange, Gloucester, VA                        -               403,688            2,278,553            2,682,241
 Tri-County, Bristol, TN                                    -               275,580              900,281            1,175,861
 Pacific South Center, Seattle, WA                  3,323,349             1,000,000            4,000,000            5,000,000

 APARTMENTS HELD FOR DISPOSITION
 Twin Coves, Glen Burnie, MD                        3,506,254               912,771            2,904,304            3,817,075

                                             --------------------------------------------------------------------------------
                                                $   6,829,603         $   4,461,281      $    16,434,985      $    20,896,266
                                             ================================================================================

         TOTAL REAL ESTATE OWNED                $ 866,114,652         $ 637,945,877      $ 2,678,746,784      $ 3,316,692,661
                                             ================================================================================

                                                       Cost of
                                                    Improvements                 Gross Amount at
                                                    Capitalized           Which Carried at Close of Period
                                                                     -------------------------------------------
                                                     Subsequent            Land and             Buildings               Total
                                                   to Acquisition            Land                  and                Carrying
                                                 (Net of Disposals)      Improvements          Improvements           Value (d)
                                             ----------------------------------------------------------------------------------
 SEATTLE-BELLEVUE-EVERETT, WA
 Arbor Terrace                                         500,291            1,478,876            12,469,729           13,948,605
 Crowne Pointe                                         696,326            2,513,293             7,106,541            9,619,834
 Hilltop                                               322,600            2,240,945             7,663,252            9,904,197

 OTHER MARKETS
 Pecan Grove, Austin, TX                               361,436            1,454,170             5,607,266            7,061,436
 Anderson Mill, Austin, TX                           2,804,234            3,468,727            13,640,552           17,109,279
 Turtle Creek, Little Rock, AR                         914,589            2,185,212             7,729,378            9,914,589
 Shadow Lake, Little Rock, AR                        1,220,904            2,743,019             9,977,885           12,720,904
 Desert Springs, Tuscon, AZ                            572,830            1,133,669             7,651,994            8,785,663
 Posada Del Rio, Tucson, AZ                           (390,935)             938,382             3,802,529            4,740,910
 Sunset Point, Las Vegas., NV                        1,117,716            4,443,738            16,673,978           21,117,716
 Alvarado, Albuquerque, NM                             477,067            1,968,286             6,408,781            8,377,067
 Dorado Heights, Albuquerque, NM                       534,807            1,626,546             7,031,418            8,657,964
 Greensview, Aurora, CO                                415,868            2,450,457            13,429,033           15,879,490
 Mountain View, Aurora, CO                           1,028,829            6,268,502            22,731,581           29,000,083
 Lancaster Commons, Salem, OR                          266,092            2,504,452             7,698,096           10,202,548
 Tualatin Heights, Tualatin, OR                        636,663            3,368,922             9,674,414           13,043,337
 University Park, Portland, OR                         251,868            3,012,564             8,437,813           11,450,377
 Evergreen Park Apartments, Vancouver, WA              487,162            3,911,688            10,426,663           14,338,351
 Aspen Creek, Puyallup, WA                             210,308            1,262,651             9,241,160           10,503,811
 Beaumont, Tacoma, WA                                  269,726            2,378,591            12,789,491           15,168,082
 Campus Commons North, Pullman, WA                  (1,833,580)             328,100             8,010,620            8,338,720
 Campus Commons South, Pullman, WA                    (615,842)             895,743             2,332,524            3,228,266
 Foothills Tennis Village, Roseville, CA               382,482            3,698,804            14,843,214           18,542,017
 Woodlake Village, Sacramento, CA                    1,068,668            6,945,744            27,862,112           34,807,856
 Silk Oak, Fresno, CA                                  188,467            2,365,843             4,713,631            7,079,475

                                             ---------------------------------------------------------------------------------
                                                 $ 516,133,397       $  667,754,240       $ 3,084,357,496      $ 3,752,110,736
                                             =================================================================================

 REAL ESTATE UNDER DEVELOPMENT
 NEW APARTMENT COMMUNITIES
 Kildaire Farms Land, Cary, NC                               -            2,846,027             8,520,815           11,366,841
 Red Stone Ranch, Cedar Park, TX                             -            1,896,723             6,699,073            8,595,796

 ADDITIONS TO EXISTING COMMUNITIES
 Meridian II, Carrollton, TX                                 -            1,547,129             1,111,644            2,658,773
 Manor At England Run III, Fredericksburg, VA          548,058              541,667               376,064              917,731
 Greensview Phase II, Aurora, CO                             -              540,915             2,654,551            3,195,466

 LAND HELD FOR FUTURE DEVELOPMENT                            -           33,632,506                     -           33,632,506


                                             ---------------------------------------------------------------------------------
                                                 $     548,058       $   41,004,967       $    19,362,147      $    60,367,114
                                             =================================================================================

 COMMERCIAL PROPERTY
 Richmond Corporate                                    265,542              248,554             6,614,167            6,862,721

 COMMERCIAL PROPERTY HELD FOR DISPOSITION
 Hanover Village, Richmond, VA                               -            1,103,600               520,310            1,623,910
 Gloucester Exchange, Gloucester, VA                   513,391              602,442             2,593,190            3,195,632
 Tri-County, Bristol, TN                             1,280,670              364,123             2,092,408            2,456,531
 Pacific South Center, Seattle, WA                       7,772            1,000,000             4,007,772            5,007,772

 APARTMENTS HELD FOR DISPOSITION
 Twin Coves, Glen Burnie, MD                           878,599            1,025,146             3,670,528            4,695,674

                                             ---------------------------------------------------------------------------------
                                                 $   2,945,975       $    4,343,864       $    19,498,376      $    23,842,241
                                             =================================================================================

         TOTAL REAL ESTATE OWNED                 $ 519,627,429       $  713,103,071       $ 3,123,218,020      $ 3,836,320,090
                                             =================================================================================

                                                                                                                Depreciable
                                                                                                                  Life of
                                                       Accumulated      Date of                Date              Building
                                                      Depreciation    Construction           Acquired           Component (e)
                                                  ---------------------------------------------------------------------------
 SEATTLE-BELLEVUE-EVERETT, WA
 Arbor Terrace                                         1,362,540         1996                03/27/98             35 Years
 Crowne Pointe                                           715,809         1987                12/07/98             35 Years
 Hilltop                                                 615,624         1985                12/07/98             35 Years

 OTHER MARKETS
 Pecan Grove, Austin, TX                                 748,248         1984                12/31/96             35 Years
 Anderson Mill, Austin, TX                             2,722,711         1984                03/27/97             35 Years
 Turtle Creek, Little Rock, AR                         1,273,301         1985                12/31/96             35 Years
 Shadow Lake, Little Rock, AR                          1,679,685         1984                12/31/96             35 Years
 Desert Springs, Tuscon, AZ                              773,792         1985                03/27/98             35 Years
 Posada Del Rio, Tucson, AZ                              525,779         1980                03/27/98             35 Years
 Sunset Point, Las Vegas., NV                          2,417,657         1990                12/31/96             35 Years
 Alvarado, Albuquerque, NM                             1,039,555         1984                12/31/96             35 Years
 Dorado Heights, Albuquerque, NM                         755,411         1986                03/27/98             35 Years
 Greensview, Aurora, CO                                  859,321         1987                12/07/98             35 Years
 Mountain View, Aurora, CO                             1,857,474         1973                12/07/98             35 Years
 Lancaster Commons, Salem, OR                            732,532         1992                12/07/98             35 Years
 Tualatin Heights, Tualatin, OR                          930,089         1989                12/07/98             35 Years
 University Park, Portland, OR                           778,197         1987                03/27/98             35 Years
 Evergreen Park Apartments, Vancouver, WA              1,106,331         1988                03/27/98             35 Years
 Aspen Creek, Puyallup, WA                               684,955         1996                12/07/98             35 Years
 Beaumont, Tacoma, WA                                  1,366,911         1996                06/14/00             35 Years
 Campus Commons North, Pullman, WA                     1,323,144         1972                03/27/98             35 Years
 Campus Commons South, Pullman, WA                       173,657         1972                03/27/98             35 Years
 Foothills Tennis Village, Roseville, CA                 986,712         1988                12/07/98             35 Years
 Woodlake Village, Sacramento, CA                      1,953,472         1979                12/07/98             35 Years
 Silk Oak, Fresno, CA                                    687,450         1985                12/07/98             35 Years

                                             -------------------
                                                  $  506,838,438
                                             ===================

 REAL ESTATE UNDER DEVELOPMENT
 NEW APARTMENT COMMUNITIES
 Kildaire Farms Land, Cary, NC                                 -         2000                05/25/00
 Red Stone Ranch, Cedar Park, TX                               -         2000                06/14/00

 ADDITIONS TO EXISTING COMMUNITIES
 Meridian II, Carrollton, TX                                   -         2000                01/27/98
 Manor At England Run III, Fredericksburg, VA                  -         2000                05/04/95
 Greensview Phase II, Aurora, CO                            (849)        2000                12/07/98

 LAND HELD FOR FUTURE DEVELOPMENT                            962            -                       -


                                             -------------------
                                                  $          114
                                             ===================

 COMMERCIAL PROPERTY
 Richmond Corporate                                       33,177         1999                11/30/99             35 Years

 COMMERCIAL PROPERTY HELD FOR DISPOSITION
 Hanover Village, Richmond, VA                                 -            -                06/30/86             35 Years
 Gloucester Exchange, Gloucester, VA                     764,072         1974                11/12/87             35 Years
 Tri-County, Bristol, TN                                 733,831        1976/79              01/21/81             35 Years
 Pacific South Center, Seattle, WA                           227         1965                08/28/86             35 Years

 APARTMENTS HELD FOR DISPOSITION
 Twin Coves, Glen Burnie, MD                           1,035,753         1974                08/16/94             35 Years

                                             -------------------
                                                  $    2,567,060
                                             ===================

         TOTAL REAL ESTATE OWNED                  $  509,405,611
                                             ===================

SCHEDULE III
Summary of Real Estate Owned


(a) There are 88 communities encumbererd by fixed rate debt aggregating $723.7 million. The amount of this debt is included in the encumbrances shown for the individual markets. There are 27 communities encumbered by fixed rate debt aggregating $135.5 million that is not included in the encumbrances shown for the individual markets or in real estate held for disposition.
(b) Includes a fair market value adjustment of $10.2 milion.
(c) Includes a purchase price reallocation of $8.5 million.
(d) The aggregate cost for federal income tax purposes was approximately $3.0 billion at December 31, 2000.
(e) The depreciable life for all buildings is 35 years.