Form 10-Q
period 2001-03-31
UNITED DOMINION REALTY TRUST INC
filed 2001-05-15
CIK 74208

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM  10-Q


  FOR QUARTERLY AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                      OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to_________

                        Commission file number 1-10524
                                               -------


                       UNITED DOMINION REALTY TRUST, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

          Virginia                                         54-0857512
-------------------------------                      -----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation of organization)                         Identification No.)

             400 East Cary Street,  Richmond, Virginia 23219-3802
--------------------------------------------------------------------------------
              (Address of principal executive offices - zip code)

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

                               Yes     X        No ______
                                    ------


                      APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 8, 2001:

Common Stock, $1 Par Value:     101,291,902

                      UNITED DOMINION REALTY TRUST, INC.
                                   FORM 10-Q
                                     INDEX

                                                                                                   PAGE
                                                                                                   ----
                PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)

         Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000..................     3

         Consolidated Statements of Operations for the three months ended
             March 31, 2001 and 2000.............................................................     4

         Consolidated Statements of Cash Flows for the three months ended
             March 31, 2001 and 2000.............................................................     5

         Consolidated Statement of Shareholders' Equity for the three months ended
             March 31, 2001......................................................................     6

         Notes to Consolidated Financial Statements..............................................  7-14

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
             Operations.......................................................................... 15-24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................    25


                PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................    26

Item 2.  Changes in Securities...................................................................    26

Item 3.  Defaults Upon Senior Securities.........................................................    26

Item 4.  Submission of Matters to a Vote of Security Holders.....................................    26

Item 5.  Other Information.......................................................................    26

Item 6.  Exhibits and Reports on Form 8-K........................................................ 26-30

Signatures  .....................................................................................    31

                      UNITED DOMINION REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                                                 March 31,         December 31,
                                                                                                   2001                2000
---------------------------------------------------------------------------------------------------------------------------------
ASSETS

Real estate owned:
    Real estate held for investment (Note 2)                                                   $   3,666,312       $   3,758,974
       Less: accumulated depreciation                                                               (532,739)           (506,871)
                                                                                               --------------      --------------
                                                                                                   3,133,573           3,252,103
    Real estate under development                                                                     51,884              60,366
    Real estate held for disposition (net of accumulated depreciation of $15,937
       and $2,534) (Note 3)                                                                          120,585              14,446
                                                                                               --------------      --------------
    Total real estate owned, net of accumulated depreciation                                       3,306,042           3,326,915
Cash and cash equivalents                                                                              7,442              10,305
Restricted cash                                                                                       33,593              44,943
Deferred financing costs                                                                              13,650              14,271
Investment in unconsolidated development joint venture (Note 4)                                        7,886               8,088
Other assets                                                                                          52,050              49,435
                                                                                               --------------      --------------
    Total assets                                                                               $   3,420,663       $   3,453,957
                                                                                               ==============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Secured debt (Note 5)                                                                          $     838,014       $     866,115
Unsecured debt (Note 6)                                                                            1,177,438           1,126,215
Real estate taxes payable                                                                             21,060              30,554
Accrued interest payable                                                                              16,033              18,059
Security deposits and prepaid rent                                                                    23,266              22,524
Distributions payable                                                                                 36,242              36,128
Accounts payable, accrued expenses and other liabilities                                              54,277              47,144
                                                                                               --------------      --------------
    Total liabilities                                                                              2,166,330           2,146,739

Minority interests                                                                                    86,160              88,326

Shareholders' equity
    Preferred stock, no par value; $25 liquidation preference,
      25,000,000 shares authorized;
       3,954,920 shares 9.25% Series A Cumulative Redeemable issued and outstanding
          (3,969,120 in 2000)                                                                         98,873              99,228
       5,432,109 shares 8.60% Series B Cumulative Redeemable issued and outstanding
          (5,439,109 in 2000)                                                                        135,803             135,978
       8,000,000 shares 7.50% Series D Cumulative Convertible Redeemable issued
          and outstanding (8,000,000 in 2000)                                                        175,000             175,000
    Common stock, $1 par value; 150,000,000 shares authorized
       101,369,483 shares issued and outstanding (102,219,250 in 2000)                               101,369             102,219
    Additional paid-in capital                                                                     1,073,051           1,081,387
    Distributions in excess of net income                                                           (397,233)           (366,531)
    Notes receivable from officer-shareholders                                                        (7,382)             (7,561)
    Deferred compensation - unearned restricted stock awards                                          (2,194)               (828)
    Accumulated other comprehensive loss (Note 7)                                                     (9,114)                  -
                                                                                               --------------      --------------
    Total shareholders' equity                                                                     1,168,173           1,218,892
                                                                                               --------------      --------------
    Total liabilities and shareholders' equity                                                 $   3,420,663       $   3,453,957
                                                                                               ==============      ==============

See accompanying notes to consolidated financial statements.

                      UNITED DOMINION REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

Three Months Ended March 31,                                         2001            2000
----------------------------------------------------------------------------------------------

REVENUES
   Rental income                                                  $   152,816      $  154,057
   Non-property income                                                  1,136           1,070
                                                                  -----------      ----------
        Total revenues                                                153,952         155,127

EXPENSES
   Rental expenses:
        Real estate taxes and insurance                                17,561          17,483
        Personnel                                                      16,050          16,438
        Repair and maintenance                                          8,476           8,532
        Utilities                                                       7,638           6,534
        Administrative and marketing                                    5,833           5,923
        Property management                                             3,790           4,643
        Other operating expenses                                          430             402
   Real estate depreciation                                            40,398          33,904
   Interest                                                            37,221          39,075
   Severance costs and other organizational charges                     5,404               -
   Impairment loss on real estate and investments (Note 3)              3,188               -
   General and administrative                                           4,505           3,870
   Other depreciation and amortization                                    881           1,203
                                                                  -----------      ----------
        Total expenses                                                151,375         138,007
                                                                  -----------      ----------

Income before gains on sales of investments, minority interests
   and extraordinary item                                               2,577          17,120
Gains on sales of depreciable property                                  4,102           2,533
                                                                  -----------      ----------
Income before minority interests and extraordinary item                 6,679          19,653
Minority interests of unitholders in operating partnerships               244            (668)
Minority interests of unitholders in other partnerships                (1,004)           (177)
                                                                  -----------      ----------
Income before extraordinary item                                        5,919          18,808
Extraordinary item - early extinguishment of debt                        (187)           (228)
                                                                  -----------      ----------
Net income                                                              5,732          18,580
Distributions to preferred shareholders - Series A and B               (5,206)         (5,583)
Distributions to preferred shareholders - Series D (Convertible)       (3,857)         (3,825)
Discount on preferred share repurchases                                    23               -
                                                                  -----------      ----------
Net income (loss) available to common shareholders                $    (3,308)     $    9,172
                                                                  ===========      ==========


Earnings (loss) per common share (Note 8):
   Basic                                                          $     (0.03)     $     0.09
                                                                  ===========      ==========
   Diluted                                                        $     (0.03)     $     0.09
                                                                  ===========      ==========

Common distributions declared per share                           $    0.2700      $   0.2675
                                                                  ===========      ==========


Weighted average number of common shares outstanding-basic            101,346         103,019
Weighted average number of common shares outstanding-diluted          101,346         103,045

See accompanying notes to consolidated financial statements.

                      UNITED DOMINION REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

Three Months Ended March 31,                                                           2001                 2000
----------------------------------------------------------------------------------------------------------------------
Operating Activities
    Net income                                                                  $         5,732       $        18,580
    Adjustments to reconcile net income to cash provided
      by operating activities:
      Depreciation and amortization                                                      41,279                35,107
      Impairment loss on real estate and investments                                      3,188                     -
      Gains on sales of investments                                                      (4,102)               (2,533)
      Minority interests                                                                    760                   845
      Extraordinary item-early extinguishment of debt                                       187                   228
      Amortization of deferred financing costs and other                                    883                 1,057
      Changes in operating assets and liabilities:
        Decrease in operating liabilities                                              (12,989)               (8,272)
        Decrease in operating assets                                                    15,564                 3,896
                                                                                ---------------       ---------------
Net cash provided by operating activities                                                50,502                48,908

Investing Activities
    Proceeds from sales of real estate investments, net                                   4,236                13,042
    Development of real estate assets                                                   (11,744)              (19,653)
    Capital expenditures - real estate assets, net of escrow reimbursement              (11,322)               (6,220)
    Acquisition of real estate assets, net of liabilities assumed                        (4,410)                    -
    Capital expenditures - non-real estate assets                                          (360)               (1,766)
    1031 exchange funds held in escrow                                                   (7,233)                    -
                                                                                ---------------       ---------------
Net cash used in investing activities                                                   (30,833)              (14,597)

Financing Activities
    Scheduled principal payments on secured notes payable                               ( 2,709)               (3,573)
    Non-scheduled principal payments on secured notes payable                           (20,620)              (49,645)
    Proceeds from the issuance of unsecured notes payable                                     -               146,700
    Payments on unsecured notes payable                                                 (16,993)               (8,351)
    Net borrowing/(repayment) of short-term bank debt                                    68,300               (83,900)
    Payment of financing costs                                                             (180)                 (935)
    Proceeds from the issuance of common stock                                            1,966                 4,305
    Distributions paid to minority interests                                             (2,528)               (2,393)
    Distributions paid to preferred shareholders                                         (9,081)               (9,355)
    Distributions paid to common shareholders                                           (27,238)              (26,899)
    Repurchase of operating partnership units                                              (353)                    -
    Repurchase of common and preferred stock                                            (13,096)               (1,986)
                                                                                ---------------       ---------------
Net cash used in financing activities                                                   (22,532)              (36,032)

Net decrease in cash and cash equivalents                                                (2,863)               (1,721)
Cash and cash equivalents, beginning of period                                           10,305                 7,678
                                                                                ---------------       ---------------
Cash and cash equivalents, end of period                                        $         7,442       $         5,957
                                                                                ===============       ===============

Supplemental Information:
    Interest paid during the period                                             $        38,711       $        34,466
    Conversion of operating partnership units to common stock                                11                   626
    Issuance of restricted stock awards                                                   1,548                   829
    Non-cash transactions associated with the acquisition of properties:
         Secured debt assumed                                                             2,915                     -
    Non-cash transactions associated with the disposition of properties:
         Reduction in secured debt                                                        7,694                10,367

    See accompanying notes to consolidated financial statements.

                      UNITED DOMINION REALTY TRUST, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                         Preferred Stock               Common Stock
                                                                    ----------------------------------------------------
                                                                      Shares       Amount         Shares        Amount
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                             17,408,229   $ 410,206  102,219,250   $ 102,219
Comprehensive Income
  Net income
  Other comprehensive loss:
      Cumulative effect of a change in accounting principle (Note 7)
      Unrealized loss on derivative instruments (Note 7)
  ----------------------------------------------------------------------------------------------------------------------
  Comprehensive loss
  ----------------------------------------------------------------------------------------------------------------------
  Issuance of common shares to employees,
      officers and director-shareholders                                                           33,278          33
  Issuance of common shares through dividend reinvestment
      and stock purchase plan                                                                       95,972          96
  Purchase of common and preferred stock                                  (21,200)       (530)  (1,116,856)     (1,117)
  Issuance of restricted stock awards                                                              127,100         127
  Adjustment for cash purchase and conversion of
      minority interests of unitholders in operating partnerships                                   10,739          11
  Principal repayments on notes receivable from officer-
    shareholders
  Common stock distributions declared ($.27 per share)
  Preferred stock distributions declared-Series A ($.54 per share)
  Preferred stock distributions declared-Series B ($.54 per share)
  Preferred stock distributions declared-Series D ($.48 per share)
  Amortization of deferred compensation
                                                                      --------------------------------------------------
Balance, March 31, 2001                                                17,387,029   $ 409,676  101,369,483   $ 101,369
                                                                      ==================================================


                                                                                           Distributions in     Notes Receivable
                                                                            Paid-in           Excess of          from Officer -
                                                                            Capital          Net Income           Shareholders
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                                  $ 1,081,387     $    (366,531)           $ (7,561)
Comprehensive Income
  Net income                                                                                        5,732
  Other comprehensive loss:
      Cumulative effect of a change in accounting principle (Note 7)
      Unrealized loss on derivative instruments (Note 7)
  --------------------------------------------------------------------------------------------------------------------------------
  Comprehensive loss                                                                                5,732
  --------------------------------------------------------------------------------------------------------------------------------
  Issuance of common shares to employees,
      officers and director-shareholders                                           554
  Issuance of common shares through dividend reinvestment
      and stock purchase plan                                                     1,104
  Purchase of common and preferred stock                                        (11,449)
  Issuance of restricted stock awards                                             1,421
  Adjustment for cash purchase and conversion of
      minority interests of unitholders in operating partnerships                    34
  Principal repayments on notes receivable from officer-
    shareholders                                                                                                         179
  Common stock distributions declared ($.27 per share)                                            (27,371)
  Preferred stock distributions declared-Series A ($.54 per share)                                 (2,286)
  Preferred stock distributions declared-Series B ($.54 per share)                                 (2,920)
  Preferred stock distributions declared-Series D ($.48 per share)                                 (3,857)
  Amortization of deferred compensation
                                                                            ------------------------------------------------------
Balance, March 31, 2001                                                     $ 1,073,051     $    (397,233)           $ (7,382)
                                                                            ======================================================


                                                                             Deferred            Accumulated
                                                                           Compensation -           Other
                                                                        Unearned Restricted      Comprehensive
                                                                           Stock Awards              Loss             Total
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                              $          (828)         $          -      $ 1,218,892
Comprehensive Income
  Net income                                                                                                             5,732
  Other comprehensive loss:
      Cumulative effect of a change in accounting principle (Note 7)                                   (3,848)          (3,848)
      Unrealized loss on derivative instruments (Note 7)                                               (5,266)          (5,266)
  ----------------------------------------------------------------------------------------------------------------------------
  Comprehensive loss                                                                                   (9,114)          (3,382)
  ----------------------------------------------------------------------------------------------------------------------------
  Issuance of common shares to employees,
      officers and director-shareholders                                                                                   587
  Issuance of common shares through dividend reinvestment
      and stock purchase plan                                                                                            1,200
  Purchase of common and preferred stock                                                                               (13,096)
  Issuance of restricted stock awards                                            (1,548)                                     -
  Adjustment for cash purchase and conversion of
      minority interests of unitholders in operating partnerships                                                           45
  Principal repayments on notes receivable from officer-
    shareholders                                                                                                           179
  Common stock distributions declared ($.27 per share)                                                                 (27,371)
  Preferred stock distributions declared-Series A ($.54 per share)                                                      (2,286)
  Preferred stock distributions declared-Series B ($.54 per share)                                                      (2,920)
  Preferred stock distributions declared-Series D ($.48 per share)                                                      (3,857)
  Amortization of deferred compensation                                             182                                    182
                                                                    ----------------------------------------------------------
Balance, March 31, 2001                                                 $        (2,194)         $     (9,114)     $ 1,168,173
                                                                    ==========================================================

See accompanying notes to consolidated financial statements.

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2001
                                  (UNAUDITED)

1.  Basis of Presentation
The accompanying consolidated financial statements include the accounts of United Dominion and its subsidiaries, including United Dominion Realty, L.P. (the "Operating Partnership"), and Heritage Communities L.P. (the "Heritage OP"), (collectively, "United Dominion"). As of March 31, 2001, there were 74,486,812 units in the Operating Partnership outstanding, of which 67,693,188 units, or 90.9%, were owned by United Dominion and 6,793,624 units, or 9.1%, were owned by non-affiliated limited partners. As of March 31, 2001, there were 4,535,846 units in the Heritage OP outstanding, of which 3,910,755 units, or 86.2%, were owned by United Dominion and 625,091 units, or 13.8%, were owned by non-affiliated limited partners. The consolidated financial statements of United Dominion include the minority interests of the unitholders in the operating partnerships.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and related notes appearing in United Dominion's December 31, 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

In the opinion of management, the consolidated financial statements reflect all adjustments which are necessary for the fair presentation of financial position at March 31, 2001 and results of operations for the interim periods ended March 31, 2001 and 2000. Such adjustments are normal and recurring in nature. All significant inter-company accounts and transactions have been eliminated in consolidation. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

2. Real Estate Held for Investment
At March 31, 2001 there are 270 communities with 75,488 apartment homes classified as real estate held for investment. The following table summarizes the components of real estate held for investment at March 31, 2001 and December 31, 2000 (dollars in thousands):

                                                                   March 31,            December 31,
                                                                      2001                  2000
                                                                -----------------     -----------------
                  Land and land improvements                           $ 543,160             $ 668,003
                  Buildings and improvements                           2,936,582             2,902,386
                  Furniture, fixtures and equipment                      186,257               188,321
                  Construction in progress                                   313                   264
                                                               -----------------     -----------------
                  Real estate held for investment                      3,666,312             3,758,974
                  Accumulated depreciation                              (532,739)             (506,871)
                                                               -----------------     -----------------
                  Real estate held for investment, net
                       of accumulated depreciation
                                                                      $3,133,573            $3,252,103
                                                               =================     =================

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2001
                                  (UNAUDITED)

3.  Real Estate Held for Disposition
At March 31, 2001, United Dominion had six apartment communities with 1,638 homes, eleven parcels of land and three commercial properties included in real estate held for disposition totaling $120.6 million, which is net of $15.9 million of accumulated depreciation. Real estate held for disposition contributed total revenues of $4.4 million and $4.1 million and property operating income (property rental income less property operating expense) of $2.7 million and $2.4 million for the three month periods ended March 31, 2001 and 2000, respectively. Certain assets are secured by mortgage indebtedness, which may be assumed by the purchaser or repaid from the net proceeds.

During the first quarter of 2001, United Dominion performed an analysis of the carrying value of all undeveloped land parcels in connection with the Company's plans to accelerate the disposition of these sites. As a result, an aggregate $2.8 million impairment loss was recognized on seven undeveloped sites in selected markets. An impairment loss was indicated as a result of the net book value of the assets being greater than the estimated fair market value less the cost of disposal.

4.  Investment in Unconsolidated Joint Venture
At March 31, 2001, United Dominion's investment in an unconsolidated joint venture ("the venture") consisted of a 25% partnership interest in a development joint venture in which the Company is serving as the managing partner. No gain or loss was recognized on the Company's contribution to the development joint venture. The venture will develop five apartment communities with a total of 1,438 homes for an aggregate total cost of approximately $103 million. Upon closing of the venture in June 2000, United Dominion contributed the projects in return for its equity interest of approximately $8 million in the venture and was reimbursed for approximately $35 million of development outlays that were incurred prior to closing the joint venture.

United Dominion serves as the developer, general contractor and property manager for the venture and recognized fee income, to the extent of the outside partner's interest, of approximately $0.4 million for services provided by the Company to the joint venture for the quarter ended March 31, 2001. As of March 31, 2001, four of the joint venture properties were complete and one property remains under development with completion anticipated to occur in the third quarter of 2001. The Company has the option, but not the obligation, to purchase these properties for fair value upon completion of the projects. Although the legal termination date of the joint venture is December 2006, the Company does not anticipate that the venture's useful life will exceed three years.

The following is a summary of the financial position of the joint venture as of March 31, 2001 and December 31, 2000 (dollars in thousands):

                                                                   March 31,     December 31,
                                                                     2001            2000
                                                                 --------------  --------------
                 Assets:
                 Real estate, net                                      $94,014         $85,644
                 Other assets                                            3,699           6,507
                                                                --------------  --------------
                         Total assets                                  $97,713         $92,151
                                                                ==============  ==============

                 Liabilities and partners' equity:
                 Mortgage notes payable                                $59,227         $49,785
                 Other liabilities                                       7,779          11,436
                 Partners' equity                                       30,707          30,930
                                                                --------------  --------------
                         Total liabilities and partners' equity        $97,713         $92,151
                                                                ==============  ==============

5.  Secured Debt
Secured debt, which encumbers $1.4 billion or 38.5% of United Dominion's real estate owned ($2.4 billion or 61.5% of United Dominion's real estate owned is unencumbered) consists of the following at March 31, 2001 (dollars in thousands):

                                                                                                         No. of
                                                                  Weighted Avg.     Weighted Avg.     Communities
                                      Principal Outstanding       Interest Rate   Years to Maturity    Encumbered
                                   ----------------------------- ----------------------------------------------------
                                     March 31,    December 31,
                                       2001           2000             2001             2001              2001
---------------------------------------------------------------- ----------------------------------------------------
Fixed Rate Debt
Mortgage Notes Payable (a)              $511,332       $513,962             7.81%               5.5               74
Tax-Exempt Secured Notes Payable          76,287         79,756             6.80%              13.3               10
Secured Credit Facilities (b)             17,000         17,000             7.04%              12.8               --
                                   ----------------------------- ----------------------------------------------------
Total Fixed Rate Secured Debt            604,619        610,718             7.66%               6.7               84

Variable Rate Debt
Secured Credit Facilities (b)            196,340        216,960             7.33%              13.1               20
Tax-Exempt Secured Notes Payable          19,916         19,916             3.57%              24.2                3
Mortgage Notes Payable                    17,139         18,521             7.39%               6.1                4
                                   ----------------------------- ----------------------------------------------------
Total Variable Rate Secured Debt         233,395        255,397             7.01%              13.5               27
                                   ----------------------------- ----------------------------------------------------
Total Secured Debt                      $838,014       $866,115             7.46%               8.4              111
                                   ============================= ====================================================

(a) Includes fair value adjustments aggregating $9.7 million at March 31, 2001 and $10.2 million at December 31, 2000, recorded in connection with the ASR Merger and the AAC Merger on March 27, 1998 and December 7, 1998, respectively.
(b) At March 31, 2001, United Dominion had $213.3 million outstanding under two revolving credit facilities with the Federal National Mortgage Association (the "FNMA Credit Facilities"). At March 31, 2001, the FNMA Credit Facilities had a weighted average floating rate of interest of 7.31%. In order to limit a portion of its interest rate exposure, United Dominion has two interest rate swap agreements associated with the FNMA Credit Facilities. These agreements have an aggregate notional value of $17 million under which United Dominion pays a fixed rate of interest and receives a variable rate on the notional amount. The interest rate swap agreements effectively change United Dominion's interest rate exposure on $17 million of secured debt from a variable rate to a weighted average fixed rate of 7.04%.

Approximate principal payments due during each of the next five calendar years and thereafter, as of March 31, 2001, are as follows (dollars in thousands):

                                                           Amount
                           Year                           Maturing
                           -----------------------------------------
                           2001                          $ 52,122
                           2002                            54,284
                           2003                            60,918
                           2004                           124,798
                           2005                           126,537
                           Thereafter                     419,355
                                                      ------------
                              Total                      $838,014
                                                      ============

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2001
                                  (UNAUDITED)


6.   Unsecured Debt
A summary of unsecured debt at March 31, 2001 and December 31, 2000 is as follows (dollars in thousands):

                                                                              2001               2000
                                                                          --------------     -------------
Commercial Banks
         Borrowings outstanding under an
            unsecured credit facility (a) (b)                                $  312,700        $  244,400
         Borrowings outstanding under an
            unsecured term loan (c)                                             100,000           100,000

Senior Unsecured Notes - Other
         7.60% Medium-Term Notes due January 2002                                46,750            48,750
         7.65% Medium-Term Notes due January 2003 (d)                            10,000            10,000
         7.22% Medium-Term Notes due February 2003                               11,890            11,900
         5.05% City of Portland, OR Bonds due October 2003                        7,345             7,345
         8.63% Notes due March 2003                                              78,030            79,030
         7.98% Notes due March, 2000-2003 (e)                                    14,857            22,285
         7.67% Medium-Term Notes due January 2004                                53,510            54,000
         7.73% Medium-Term Notes due April 2005                                  22,400            22,400
         7.02% Medium-Term Notes due November 2005                               50,000            50,000
         7.95% Medium-Term Notes due July 2006                                  103,308           107,398
         7.07% Medium-Term Notes due November 2006                               25,000            25,000
         7.25% Notes due January 2007                                           108,310           110,080
         ABAG Tax-Exempt Bonds due August 2008                                   46,700            46,700
         8.50% Monthly Income Notes due November 2008                            57,403            57,400
         8.50% Debentures due September 2024 (f)                                125,500           125,500
         Other (g)                                                                3,735             4,027
                                                                          -------------      ------------
                                                                                764,738           781,815
                                                                          -------------      ------------
                        Total Unsecured Debt                                 $1,177,438        $1,126,215
                                                                          =============      ============

(a) Weighted average interest rate of 6.5% and 7.5% at March 31, 2001 and December 31, 2000, respectively.
(b) United Dominion had eight interest rate swap agreements associated with commercial bank borrowings with an aggregate notional value of $155 million under which United Dominion pays a fixed rate of interest and receives a variable rate of interest on the notional amounts. The interest rate swaps effectively change United Dominion's interest rate exposure on these borrowings from a variable rate to a weighted average fixed rate of approximately 6.98%.
(c) United Dominion had five interest rate swap agreements associated with borrowings under the term loan with an aggregate notional value of $100 million under which United Dominion pays a fixed rate of interest and receives a variable rate of interest on the notional amounts. The interest rate swaps effectively change United Dominion's interest rate exposure on these borrowings from a variable rate to a weighted average fixed rate of approximately 7.53%.
(d) United Dominion had one interest rate swap agreement associated with these unsecured notes with an aggregate notional value of $10 million under which United Dominion pays a fixed rate of interest and receives a variable rate on the notional amount. The interest rate swap agreement effectively changes United Dominion's interest rate exposure on the $10 million from a variable rate to a fixed rate of 7.65%.
(e)      Payable annually in two equal principal installments of $7.4 million.
(f) Includes an investor put feature that grants a one-time option to redeem the debentures in September 2004.
(g) Includes $3.6 million and $3.8 million at March 31, 2001 and December 31, 2000, respectively, of deferred gains from the termination of interest rate risk management agreements.

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2001
                                 (UNAUDITED)


7.   Derivative Instruments and Hedging Activities
Statements of Financial Accounting Standards No. 133 and 138, "Accounting for Certain Derivative Instruments and Hedging Activities" became effective on January 1, 2001. The new accounting standards require companies to carry all derivative instruments, including certain embedded derivatives, in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based on the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. At March 31, 2001, all of the Company's derivative financial instruments are designated as cash flow hedges of underlying exposures, and are qualifying hedges for financial reporting purposes. For derivative instruments that qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings during the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. The adoption of Statements 133 and 138 on January 1, 2001 resulted in a cumulative effect of an accounting change of $(3.8) million all of which was recorded directly to other comprehensive loss.

As part of United Dominion's overall interest rate risk management strategy, the Company uses derivative financial instruments as a means to modify the exposure to interest rate risk on variable rate debt obligations or to hedge anticipated financing transactions. The Company's derivative transactions used for interest rate risk management include various interest rate swaps with indices that relate to the pricing of specific financial instruments of United Dominion. Because of the close correlation between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the value of the underlying exposures. As a result, United Dominion believes that is has appropriately controlled the risk so that derivatives used for interest rate risk management will not have a material unintended effect on consolidated earnings. The Company does not enter into derivative financial instruments for trading purposes.

The fair value of the Company's derivative instruments is reported on balance sheet at their current fair value. Estimated fair values for interest rate swaps rely on prevailing market interest rates. These fair value amounts should not be viewed in isolation, but rather in relation to the values of the underlying hedging transactions and investments and to the overall reduction in exposure to adverse fluctuations in interest rates. Each interest rate swap agreement is designated with all or a portion of the principal balance and term of a specific debt obligation. The interest rate swaps involve the periodic exchange of payments over the life of the related agreements. Amounts received or paid on the interest rate swaps are recorded on an accrual basis as an adjustment to the related interest expense of the outstanding debt based on the accrual method of accounting. The related amounts payable to and receivable from counterparties are included in other liabilities and other assets, respectively.

The following table presents the fair values of the Company's derivative instruments outstanding as of March 31, 2001 (dollars in thousands):

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2001
                                 (UNAUDITED)


      Notional        Fixed        Type of          Underlying         Effective     Contract         Fair
       Amount         Rate         Contract            Debt              Date        Maturity         Value
   -------------------------------------------------------------------------------------------------------------
        $   5,000     7.32%          Swap      Bank Credit Facility    06/26/95      07/01/04         $   (210)

           10,000     7.14%          Swap      Bank Credit Facility    10/18/95      10/03/02             (219)

            5,000     6.98%          Swap      Bank Credit Facility    11/21/95      10/03/02              (96)

           10,000     7.65%          Swap        Medium-Term Notes     01/26/99      01/27/03             (116)

            7,000     6.78%          Swap              FNMA            06/30/99      06/30/04             (227)

           10,000     7.22%          Swap              FNMA            12/01/99      04/01/04             (439)

           25,000     7.39%          Swap      Bank Credit Facility    11/01/00      08/01/03             (932)

           25,000     7.39%          Swap      Bank Credit Facility    11/01/00      08/01/03             (932)

           25,000     7.49%          Swap         Bank Term Loan       11/15/00      05/15/03             (897)

           20,000     7.49%          Swap         Bank Term Loan       11/15/00      05/15/03             (718)

           23,500     7.62%          Swap         Bank Term Loan       11/15/00      05/15/04           (1,114)

           23,000     7.62%          Swap         Bank Term Loan       11/15/00      05/15/04           (1,108)

           25,000     7.21%          Swap      Bank Credit Facility    12/01/00      08/01/03             (828)

            8,500     7.26%          Swap         Bank Term Loan       12/04/00      05/15/03             (265)

           25,000     7.21%          Swap      Bank Credit Facility    12/04/00      08/01/03             (828)

           35,000     5.98%          Swap      Bank Credit Facility    03/13/01      04/01/03             (213)
   -----------------------------------------------------------------------------------------------------------
       $  282,000                                                                                    $  (9,142)
   ===========================================================================================================

During the quarter ended March 31, 2001, United Dominion recognized $(3.8) million of a cumulative effect of a change in accounting principle and $5.2 million of unrealized losses in accumulated other comprehensive loss related to the Company's hedging instruments. In addition, United Dominion recognized $(28.0) thousand in net income related to the ineffective portion of the Company's hedging instruments.

As of March 31, 2001, United Dominion expects to reclassify $3.7 million of net losses on derivative instruments from accumulated other comprehensive income to earnings (interest expense) during the next twelve months in order to artificially fix the interest rate on the related hedged transactions.

8.    Earnings (Loss) Per Share
Basic earnings (loss) per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings
(loss) per common share is computed based on common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potential common stock equivalents is determined using the treasury stock method based on United Dominion's average stock price. The early extinguishment of debt does not have an effect on the earnings per share calculation for the periods presented. The following table sets forth the computation of basic and diluted earnings (loss) per share (dollars in thousands, except per share data):

                                                                                       Three months ended
                                                                                           March 31,
                                                                                      2001            2000
                                                                                  -----------------------------
           Numerator for basic and diluted earnings per share-
             net income (loss) available to common shareholders                       $(3,308)      $    9,172


           Denominator:
           Beginning denominator for basic earnings per share-
             weighted average common shares outstanding                               101,529          103,019

             Non-vested restricted stock                                                 (183)               -

                                                                                  -----------       -----------
           Denominator for basic earnings per share                                   101,346          103,019


           Effect of dilutive securities:
           Employee stock options                                                           -               26
                                                                                  -----------       -----------
           Denominator for diluted earnings per share                                 101,346          103,045
                                                                                  ===========       ===========

           Basic earnings (loss) per share:                                       $     (0.03)      $     0.09
                                                                                  ===========       ===========
           Diluted earnings (loss) per share                                      $     (0.03)      $     0.09
                                                                                  ===========       ===========


The effect of the conversion of the operating partnership units and convertible preferred stock is not dilutive and is therefore not included in the above calculations. If the operating partnership units were converted to common stock, the additional shares of common stock outstanding for the three months ended March 31, 2001 and 2000 would be 7,425,760 and 7,503,570, respectively. If the convertible preferred stock was converted to common stock, the additional shares of common stock outstanding for the three months ended March 31, 2001 and 2000 would be 12,307,692 common shares.


The effect of employee stock options for the three months ended March 31, 2001, was not included since its effect would be dilutive due to the net loss to common shareholders incurred during the period.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)



9. Restructuring Charges
During the first quarter of 2001, United Dominion announced the appointment of a new chief executive officer and senior management structure. The new management team began a comprehensive review of the organizational structure of the Company and its operations. As a result of this review, the Company recorded a charge of $5.4 million related to workforce reductions and other miscellaneous costs. These charges are included in the Consolidated Statements of Operations within the line item "Severance costs and other organizational charges." All charges came under consideration subsequent to the appointment of the Company's new CEO in February 2001 and were approved by management and the Board of Directors in March 2001.

The planned workforce reductions resulted in a charge of $4.5 million and in the planned termination of approximately 200 full time equivalent positions, or 10% of total staffing in corporate functions, including senior management and general and administrative functions, and in apartment operations. Employee termination benefits include severance packages and related benefits and outplacement services for employees terminated. As of March 31, 2001, approximately 220 employees have been terminated. The Company expects that substantially all of the unpaid charge as of March 31, 2001 will be paid during the third quarter of 2001.

A reconciliation of the unpaid severance costs for the three months ended March 31, 2001, is presented below:

            (in millions)
            ----------------------------------------------------------
            Balance, beginning of period                       $    -
            Accrued severance costs                               4.5
            Cash payments                                        (0.9)
            ----------------------------------------------------------
            Balance, end of period                             $  3.6
            ----------------------------------------------------------

In connection with senior management's review of the Company during the first quarter, United Dominion also recognized $0.4 million related to relocation costs associated with the new executive offices in Denver and $0.5 million in other miscellaneous costs.


10. Subsequent Events
In April 2001, United Dominion sold six Florida communities with 1,638 apartment homes for an aggregate sales price of approximately $113.0 million and recognized gains for financial reporting purposes of $21.5 million. Proceeds from the sale were applied primarily to reductions in long-term debt, and to a lesser extent, to complete 1031 exchanges in order to defer taxable gains and to repurchase common and preferred shares.

In May 2001, the shareholders of United Dominion approved the Out-Performance Program (the "Program) pursuant to which officers and other key employees of the Company will be given the opportunity to invest in the Company by purchasing performance shares ("Out-Performance Partnership Shares" or "OPPSs") of the Operating Partnership for an initial investment of $1.27 million. To begin the Program, the Company's performance will be measured over a twenty-eight month period beginning with the month of Thomas W. Toomey's employment (February
2001). The Program is designed to provide participants with the possibility of substantial returns on their investment if the Company's total return, defined as dividend income plus share price appreciation, on its common stock during the measurement period exceeds the industry average and is the equivalent of at least a 30% total return or 12% annualized (the "minimum return"). At the conclusion of the measurement period, if United Dominion's total return satisfies these criteria, the holders of the OPPSs will receive distributions and allocations of income and loss from the Operating Partnership equal to the distributions and allocations that would be received on the number of interests in the Operating Partnership ("OP Units") obtained by: (i) determining the amount by which the cumulative total return of the Company's common stock over the measurement period exceeds the greater of the cumulative total return of the peer group index (the Morgan Stanley REIT Index) or the minimum return (such being the "excess return"); (ii) multiplying 4% of the excess return by the Company's market capitalization (defined as the average number of shares outstanding over the 28 month period multiplied by the daily closing price of the Company's common stock); and (iii) dividing the number obtained in (ii) by the market value of one share of the Company common stock on the valuation date, as the weighted average price per day of the common stock for the 20 trading days immediately preceding the valuation date. If, on the valuation date, the cumulative total return of United Dominion's common stock does not meet the minimum return or the total return of the peer group and there is no excess return, then the holders of the OPPSs will forfeit their entire initial investment of $1.27 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

Forward-Looking Statements
The following information should be read in conjunction with the United Dominion Realty Trust, Inc. ("United Dominion") 2000 Form 10-K as well as the financial statements and notes included in Item 1 of this report. This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, development activity and capital expenditures, capital raising activities, rent growth, occupancy and rental expense growth. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of United Dominion to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting United Dominion, or its properties, adverse changes in the real estate markets and general and local economies and business conditions. Although United Dominion believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by United Dominion or any other person that the results or conditions described in such statements or the objectives and plans of United Dominion will be achieved.

Overview
United Dominion is a real estate investment trust (REIT) with activities related to the ownership, development, acquisition, renovation, management, marketing and strategic disposition of multifamily apartment communities nationwide. Over the past four years, United Dominion has diversified into new markets to create a national platform, upgraded the quality of the portfolio and invested in infrastructure and technology. The Company continues to review its strategy with a goal of enhancing long-term earnings growth on a sustained basis. At March 31, 2001, United Dominion owned 276 communities with 77,192 apartment homes nationwide.

The following table summarizes United Dominion's apartment market information by major geographic markets (including real estate held for disposition and real estate under development):

                                         As of March 31, 2001                             March 31, 2001
                      ----------------------------------------------------------  --------------------------------
                          Number of     Total    Percentage of      Carrying        Quarter Ended    Quarter Ended
                          Apartment   Apartment    Carrying           Value            Physical       Avg Monthly
                         Communities    Homes        Value        (in thousands)      Occupancy      Rental Rates
                      ----------------------------------------------------------  --------------------------------
Houston, TX                   22        5,722         5.9%           $  223,151           93.3%         $  605
Dallas, TX                    14        4,533         5.6%              213,079           95.5%            670
Phoenix, AZ                   11        3,618         5.5%              209,562           94.1%            699
Orlando, FL                   14        4,140         5.2%              199,360           92.6%            697
San Antonio, TX               12        3,827         5.0%              188,050           93.2%            648
Raleigh, NC                    9        2,951         4.1%              156,126           89.6%            717
Tampa, FL                     10        3,372         4.0%              151,952           94.6%            684
Fort Worth, TX                11        3,561         3.8%              145,399           97.0%            625
San Francisco, CA              4          980         3.7%              139,622           99.1%          1,761
Charlotte, NC                 10        2,710         3.5%              134,009           91.0%            676
Columbus, OH                   5        2,175         3.2%              122,442           92.2%            663
Nashville, TN                  8        2,220         3.1%              118,178           92.2%            685
South Florida                  6        1,638         2.7%              103,509           95.7%            863
Greensboro, NC                 8        2,123         2.7%              102,755           92.0%            635
Monterey Peninsula, CA         9        1,706         2.5%               96,762           96.1%            824
Memphis, TN                    6        1,956         2.5%               95,954           92.1%            631
Richmond, VA                   8        2,372         2.5%               94,753           96.1%            698
Southern California            5        1,414         2.4%               89,983           96.0%            869
Wilmington, NC                 6        1,869         2.3%               88,284           88.1%            655
Atlanta, GA                    6        1,426         1.8%               70,184           93.9%            734
Baltimore, MD                  6        1,291         1.7%               66,473           97.8%            791
Columbia, SC                   6        1,584         1.6%               61,589           94.4%            582
Seattle, WA                    3          628         0.9%               33,668           96.3%            721
Other Northern Markets        38        8,383         9.7%              369,573           94.7%            667
Other Western Markets         23        6,233         8.2%              310,494           95.7%            650
Other Southern Markets        16        4,760         5.9%              221,764           91.9%            640

                      --------------------------------------------------------------------------------------------
    Total Apartments         276       77,192       100.0%           $3,806,675           93.9%         $  690
                      ============================================================================================

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

To facilitate future financing activities in the public capital markets, management believes that it is prudent to maintain shelf registration statement capacity. In this regard, United Dominion filed a shelf registration statement in December 1999 providing for the issuance of up to $700 million in common shares, preferred shares and debt securities. In March 2000, United Dominion utilized this shelf registration statement to sell $100 million of senior unsecured notes due March 2003 at an interest rate of 8.625%. As of March 31, 2001, $600 million of equity and debt securities remain available for use under the shelf registration.

Future Capital Needs
Future development expenditures are expected to be funded primarily through joint ventures or with proceeds from the sale of property, and to a lesser extent, cash flows provided by operating activities. Acquisition activity is expected to be limited to the reinvestment of proceeds from the sale of property in order to defer large tax gains and reinvested in targeted markets and sub-markets.

During 2001, United Dominion has approximately $63 million of maturing debt which the Company anticipates repaying using proceeds from the sale of apartment communities, mortgage refinancing activity or borrowings under the Company's unsecured credit facility.

The following discussion explains the changes in net cash provided by operating activities and net cash used in investing and financing activities which are presented in United Dominion's Consolidated Statements of Cash Flows.

Operating Activities
For the quarter ended March 31, 2001, United Dominion's cash flow from operating activities of $50.5 million was relatively flat compared to $48.9 million for the same period last year. The moderate increase of $1.6 million in the cash flow from operating activities resulted primarily from a change in the level of operating assets as a result of collections on escrow accounts and joint venture receivables. This increase was offset by a decrease in the level of operating liabilities as a result of the payment of real estate taxes.

Investing Activities
For the quarter ended March 31, 2001, net cash used in investing activities was $30.8 million compared to net cash used in investing activities of $14.6 million for 2000. Changes in the level of investing activities from period to period reflects United Dominion's strategy as it relates to its acquisition, capital expenditure, development and disposition programs, as well as the impact of the capital market environment on these activities.

Real Estate under Development
Development activity is focused in core markets that have strong operations
managers in place.   For the quarter ended March 31, 2001, United Dominion
invested approximately $11.7 million on real estate projects, down $8.0 million from its 2000 level of $19.7 million.

The following projects were under development at March 31, 2001:

                                                                       Cost to           Budgeted                       Expected
                                       No. of Apt.    Completed         Date              Cost          Est. Cost     Completion
                                          Homes       Apt. Homes    (In thousands)    (In thousands)     Per Home        Date
                                       -----------   ------------   --------------    --------------    ----------   ------------
New Communities:
---------------
   Dominion Place at Kildaire Farm             332             --          $15,000           $25,700       $77,400           1Q02
     Raleigh, NC
   Red Stone Ranch                             324             66           14,000            21,700        67,000           4Q01
     Austin, TX
                                       -----------   ------------     ------------      ------------    ----------
     Subtotal                                  656             66           29,000            47,400        72,300
                                       -----------   ------------     ------------      ------------    ----------

Additional Phases:
-----------------
   Greensview II                               192             --            5,900            16,700        87,000           4Q01
     Denver, CO
   Manor at England Run III                    120             --            2,900             8,800        73,300           4Q01
     Fredericksburg, VA
   The Meridian II                             270             --            3,100            17,400        64,400           1Q02
     Dallas, TX
                                       -----------   ------------     ------------      ------------    ----------
     Subtotal                                  582             --           11,900            42,900        73,700
                                       -----------   ------------     ------------      ------------    ----------
       Total                                 1,238             66          $40,900           $90,300       $72,900
                                       ===========   ============     ============      ============    ==========

The new senior management team performed a comprehensive review of the Company's undeveloped land parcels during the first quarter of 2001. As a result of this review, the Company plans to curtail its development activity in suburban, low barrier to entry sub-markets and plans to sell off suburban development sites which at March 31, 2001, had a carrying value of $10.9 million.

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

During the first quarter of 2001, United Dominion completed the development of three joint venture communities with a total of 880 apartment homes at a total investment that was below budgeted costs. The Meridian, a 250 home community located in Dallas, Texas was completed in June 2000. Furthermore, United Dominion recognized fee income of approximately $0.4 million for general contracting and developer services provided by the Company to the joint venture. The Company has the option, but not the obligation, to purchase these properties for fair value upon completion of the projects.

The following joint venture projects were complete as of March 31, 2001:

                                      Development
                         No. of           Cost           Cost Per        Date
                       Apt. Homes    (In thousands)        Home       Completed       % Leased
                     ------------    --------------   ------------   ------------   ------------
New Communities:
---------------
   Parke 33                   264         $17,100        $64,800           2/01           70.1%
     Lakeland, FL
   Sierra Canyon              236          15,400         65,300           3/01           70.3%
     Phoenix, AZ
   Oaks at Weston             380          28,000         73,700           3/01           53.4%
     Raleigh, NC
                     ------------   -------------   ------------
       Total                  880         $60,500        $68,800
                     ============   =============   ============

The following joint venture project was under development at March 31, 2001:

                                                        Cost to          Budgeted                        Expected
                       No. of Apt.     Completed          Date             Cost          Est. Cost      Completion
                          Homes       Apt.  Homes    (In thousands)   (In thousands)      Per Home         Date
                       -----------   -------------   --------------   --------------    ------------   ------------
New Community:
-------------
   Mandolin                    308             132          $17,800          $22,100         $71,800           3Q01
    Dallas, TX

Disposition of Investments
For the quarter ended March 31, 2001, United Dominion sold three communities with 251 apartment homes for an aggregate sales price of approximately $15.5 million and recognized gains for financial reporting purposes of $4.1 million.

Within each market, United Dominion plans to dispose of selected communities with inferior locations, significant capital expense requirements without the potential of a corresponding increase in rent or insufficient growth potential. Proceeds from the 2001 sales, expected to be at levels below that of 2000, are expected to be used to reduce debt, repurchase common and preferred shares, fund development activity and acquire communities.

Subsequent to March 31, 2001, United Dominion sold six Florida communities with 1,638 apartment homes for an aggregate sales price of approximately $113.0 million and recognized gains for financial reporting purposes of $21.5 million. Proceeds from the sale were applied primarily to reductions in long-term debt, and to a lesser extent, to complete 1031 exchanges in order to defer taxable gains and to repurchase common and preferred shares.

Acquisitions
During the quarter ended March 31, 2001, United Dominion acquired one community with 158 apartment homes at a total cost (including closing costs) of $9.3 million which included the use of tax free exchange funds. As of March 31, 2001, United Dominion had approximately $7.2 million in reverse 1031 exchange funds for the purchase of a property in Columbus, OH. The purchase closed in April 2001.

During 2001, the new senior management team currently plans to channel new investments to those markets that are projected to provide the best investment returns for the Company over the next ten years. These transactions will likely occur over time and will only be undertaken on an accretive basis. Markets will be targeted based upon refined criteria including past performance, expected job growth, current and anticipated housing supply and demand, ability to attract and support household formation and local market expertise.

Capital Expenditures
United Dominion capitalizes those expenditures related to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

During the quarter ended March 31, 2001, $7.2 million or $96 per home was spent on capital expenditures for United Dominion's same communities (those acquired or developed prior to January 1, 2000). These capital improvements included recurring capital expenditures, including floor coverings, HVAC equipment, roofs, appliances, landscaping, siding, parking lots and other non-revenue enhancing capital expenditures, which aggregated $4.5 million or $60 per home. In addition, non-recurring revenue enhancing capital expenditures, including water sub-metering, gating and access systems, the addition of microwaves, washer-dryers, interior upgrades and new business and fitness centers totaled $2.7 million or $36 per home for the quarter ended March 31, 2001. United Dominion will continue to selectively add revenue-enhancing improvements that the Company believes will provide a return on investment in excess of United Dominion's cost of capital. Capital expenditures during 2001 are currently expected to be at levels somewhat higher than those experienced in 2000.

Financing Activities
Net cash used in financing activities during the first quarter of 2001 was $22.5 million compared to $36.0 million for 2000, a decrease of $13.5 million. As part of the plan to improve the Company's balance sheet position, United Dominion used proceeds from its disposition program to pay down secured and unsecured debt, to repurchase shares of common and preferred stock and to complete 1031 exchanges in order to defer taxable gains.

As of March 31, 2001, approximately $16.6 million of United Dominion's preferred shares have been repurchased under the $25 million preferred share repurchase
program.   For the quarter ended March 31, 2001, United Dominion repurchased
14,200 Series A preferred shares at an average price of $23.46 per share and 7,000 Series B preferred shares at an average price of $21.75 per share.

For the quarter ended March 31, 2001, the Company repurchased 831,384 common shares at an average price of $11.10 and repurchased 19,941 operating partnership units. As of March 31, 2001, approximately 6.2 million common shares remained available for purchase under the common share repurchase
program.   Repurchases of shares will be made from time to time in the open market or in privately negotiated transactions. The timing, volume and purchase price will be at the discretion of the Company.

During the quarter, the Company repaid $17.0 million of unsecured debt and was relieved of $7.7 million of secured debt in connection with the disposition of properties.

Credit Facilities
United Dominion has a  $375 million three-year unsecured revolving credit
facility (the "Credit Facility") which extends until August 2003.   At March 31,
2001, $312.7 million was outstanding under the Credit Facility leaving $62.3 million available for use.

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

Information concerning short-term bank borrowings is summarized in the table that follows (dollars in thousands):

                                                               Three months ended          Year ended
                                                                 March 31, 2001         December 31, 2000
----------------------------------------------------------------------------------------------------------
Total revolving credit facilities                                        $375,000                $375,000
Borrowings outstanding at end of period                                   312,700                 244,400
Weighted average daily borrowings during the period                       272,159                 195,128
Maximum daily borrowings during the period                                315,200                 308,000
Weighted average daily interest rate during the period                       6.84%                    7.3%
Weighted average daily interest rate at end of period                        6.08%                    7.7%

Derivative Instruments
As part of United Dominion's overall interest rate risk management strategy, the Company uses derivatives as a means to modify the interest rate characteristics of variable rate debt obligations or to hedge anticipated financing transactions. The Company's derivative transactions used for interest rate risk management include various interest rate swaps with indices that relate to the pricing of specific financial instruments of United Dominion. The Company believes that it has appropriately controlled the risk so that derivatives used for interest rate risk management will not have any material unintended effect on consolidated earnings. Derivative contracts did not have a material impact on the results of operations during the first quarter of 2001 (see Note 7 - Derivative Instruments and Hedging Activities).

Funds from Operations
Funds from operations ("FFO") is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from sales of depreciable property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.
United Dominion computes FFO for all periods presented in accordance with the recommendations set forth by the National Association of Real Estate Investment Trust's October 1, 1999 White Paper. United Dominion considers FFO in evaluating property acquisitions and its operating performance, and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of United Dominion's operating performance and liquidity. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

The following table outlines United Dominion's FFO calculation for the three months ended March 31, (dollars in thousands, except per share amounts):

                                                                                         2001                   2000
                                                                                       --------               --------
Net income                                                                             $  5,732               $ 18,580

Adjustments:
   Distributions to preferred shareholders                                               (9,063)                (9,408)
   Real estate depreciation, net of outside partners' interest                           39,932                 33,569
   Gains on sale of depreciable property, net of outside partners' interest              (3,331)                (2,529)
   Minority interests of unitholders in operating partnership                              (244)                   668
   Real estate depreciation related to unconsolidated entities                              184                     46
   Extraordinary item-early extinguishment of debt                                          187                    228
                                                                                       --------               --------
   Funds from operations-basic                                                         $ 33,397               $ 41,154
                                                                                       ========               ========

Adjustment:
   Distribution to preferred shareholders-Series D (Convertible)                          3,857                  3,825
                                                                                       --------               --------
   Funds from operations-diluted                                                       $ 37,254               $ 44,979
                                                                                       ========               ========

Weighted average number of common shares and OP Units outstanding-basic                 108,954                110,523
Weighted average number of common shares and OP Units outstanding-diluted               121,571                122,857

FFO per common share-basic                                                             $   0.31               $   0.37
                                                                                       ========               ========
FFO per common share-diluted                                                           $   0.31               $   0.37
                                                                                       ========               ========

Results of Operations
Net Income (Loss) Available to Common Shareholders
Net income (loss) available to common shareholders was $(3.3) million ($(.03) per share) for the quarter ended March 31, 2001 compared to $9.2 million ($.09 per share) for 2000, representing a decrease of $12.5 million ($.12 per share). The decrease was primarily due to $8.5 million in non-recurring charges recognized in the first quarter of 2001 related primarily to workforce reductions and severance costs, the writedown of seven undeveloped land sites and the Company's investment in an online apartment leasing company and relocation costs for the new executive offices. During the first quarter, United Dominion recognized approximately $6.5 million more of depreciation expense during the first three months of 2001 versus the comparable period in the prior year primarily on communities transferred during the second quarter of 2000 from real estate held for disposition to real estate held for investment as well as depreciation on capitalized expenditures made during the prior twelve months. The increase in expenses was partially offset by higher gains on the sales of depreciable property of $1.6 million and a decrease of $1.9 million in financing costs.

Apartment Community Operations
United Dominion's net income is primarily generated from the operations of its apartment communities. The following table summarizes the operating performance for United Dominion's total apartment portfolio for each of the periods presented (dollars in thousands):

                                                                 Three Months Ended
                                                                       March 31,
                                                       -----------------------------------------
                                                            2001         2000        % Change
                                                       -----------------------------------------

Property rental income                                    $152,410      $153,657          -0.8%
Property rental expenses (excluding
   depreciation and amortization)                          (59,644)      (59,819)         -0.1%
                                                       -----------------------------------------
Property operating income                                 $ 92,766      $ 93,838          -1.1%
                                                       =========================================

Weighted average number of apartment homes                  77,011        82,067          -6.6%
Physical occupancy                                            93.9%         93.7%          0.2%

The decrease in property operating income and property operating expenses by the Company's apartment community operations is due to the disposition of 5,359 apartment homes during 2000 and 2001. As a result of United Dominion's disposition program, the weighted average number of apartment homes declined 6.6% from March 31, 2000 to March 31, 2001.

Same Communities
United Dominion's same communities (those communities acquired, developed or stabilized prior to January 1, 2000 and held on January 1, 2001 which consisted of 74,987 weighted average apartment homes) provided 97% of its property operating income for the quarter ended March 31, 2001.

For the first quarter of 2001, property operating income for the same communities increased 2.9% or $2.5 million compared to the same period in 2000. The growth in property operating income resulted from a $5.9 million or 4.2% increase in property rental income over the same period in the prior year. The increase was driven by a $5.4 million or 3.6% increase in rental rates coupled with a 1.4% increase in physical occupancy. The increase in property operating income was partially offset by higher concessions and an increase in bad debt expense. During this same period, property operating expenses at these same communities increased $3.4 million or 6.3%. The increase in property operating expenses was primarily due to a $1.4 million increase in gas costs (net of reimbursement by residents) caused by the run-up in prices of natural gas experienced during the quarter and a $0.8 million increase in property insurance costs due to a combination of the Company's loss history plus overall increases in market rates. The remaining increase in property operating expense was attributable to a $0.7 million increase in personnel costs due to higher salaries and benefit costs and a $0.6 million increase in repair and maintenance expense.

As a result of the percentage changes in total property operating income and total property operating expenses, the operating margin (property operating income divided by property rental income) decreased 0.4% to 61.2%.

Non-Mature Communities
The remaining 3% of United Dominion's property operating income during the first quarter of 2001 was generated from its non-mature communities (those communities acquired or developed during 2000 and 2001). United Dominion's development communities which included 1,058 apartment homes constructed since January 1, 2000 provided an additional $1.1 million of property operating income for the quarter ended March 31, 2001. In addition, the two communities with 425 apartment homes acquired by United Dominion during 2000 and 2001 provided an additional $0.5 million of property operating income for the first three months of 2001.

Real Estate Depreciation
Real estate depreciation increased $6.5 million or 19.2% for the three months ended March 31, 2001, over the same period last year. This increase is primarily attributable to the recognition of depreciation expense on communities classified as real estate held for disposition in the first quarter of 2000 that were subsequently transferred to real estate held for investment during the second quarter of 2000 and, to a lesser extent, depreciation taken on fully developed properties since the first quarter of 2000 as well as depreciation on capitalized expenditures made during the previous twelve months.

Interest Expense
During the first quarter of 2001, interest expense decreased $1.9 million over the corresponding amount in 2000 as the weighted average amount of debt outstanding decreased $112 million ($2.0 billion in 2001 versus $2.1 billion in 2000) and the weighted average interest rate remained constant at 7.5%. The weighted average amount of debt employed during 2001 was lower as disposition proceeds were used to repay outstanding debt. Average interest rates on short-term bank borrowings for the first three months of 2001 were comparable to the same period in the prior year. For the three months ended March 31, 2001 and 2000, total interest capitalized was $0.8 million and $1.0 million, respectively.

Restructuring Charges
During the quarter ended March 31, 2001, United Dominion undertook a comprehensive review of the organizational structure of the Company and its operations subsequent to the appointment of a new senior management team and CEO. As a result, the Company recorded $4.5 million of expense related to the termination of approximately 10% of United Dominion's workforce, or 200 full-time equivalent positions, in operations and at the Corporate headquarters. Management anticipates that the reduction in workforce will result in an annualized savings of approximately $3.0 to $3.5 million through ongoing cost efficiencies. These reductions will impact both personnel and general and administrative expenses. As of March 31, 2001, approximately $0.9 million of the accrued charge has been paid with the remainder to be paid during the third quarter of 2001. In addition, United Dominion recognized expense in the aggregate of $0.9 million related to relocation costs associated with the new executive offices in Denver and other miscellaneous costs. No adjustments to the existing reserve are contemplated at this time. All charges came under consideration subsequent to the appointment of the Company's new CEO in February 2001 and were approved by management and the Board of Directors in March 2001.

Impairment Loss on Real Estate and Investments
In connection with the evaluation of the Company's real estate assets and operations, senior management determined that it was in the Company's best interest to dispose of all undeveloped tracts of land at an accelerated pace and redeploy the proceeds elsewhere. This represented a change from prior management in the holding period of these assets and their respective values. Prior management had purchased these tracts of land in 1999 and 2000 with the intent to build apartment communities on them. In order to accelerate the disposition of these undeveloped land sites, the Company recorded an aggregate $2.8 million impairment loss for the write down of seven undeveloped sites in selected markets. The $2.8 million charge represents the discount necessary to dispose of these assets in a short time frame coupled with decreases in market value in 2001 for these properties. In addition, the Company recognized a $0.3 million charge for the write down of United Dominion's investment in an online apartment leasing company.


General and Administrative
For the quarter ended March 31, 2001, general and administrative expenses increased $0.6 million or 16.4% over 2000. The increase was primarily due to a $0.7 million increase in salaries and bonus expense as the Company continues to invest in professional staffing as well as a $0.3 million increase in consulting expense related to the CEO search. These increases were offset by a $.2 million decrease in both self-insurance costs and legal fees.

Gains on Sales of Investments
For the three months ended March 31, 2001, United Dominion recognized gains for financial reporting purposes of $4.1 million compared to $2.5 million for the comparable period last year. Changes in the level of gains recognized from period to period reflect the changing level of United Dominion's divestiture activity from period to period as well as the extent of gains related to specific properties sold.

Distributions to Preferred Shareholders
Distributions to preferred shareholders totaled $9.1 million for the quarter ended March 31, 2001 compared to $9.4 million for 2000. The decrease was due to the repurchase of over 725,000 Series A and Series B preferred shares during 2000 and 2001.

Discount on Preferred Share Repurchases
For the quarter ended March 31, 2001, United Dominion recognized $23 thousand of discount on preferred share repurchases. The discount on preferred share repurchases represents the difference between the carrying value and the purchase price of the preferred shares.

Contingencies
During the third quarter of 2000, the Company agreed to settle a class action lawsuit concerning water usage billing in Texas in the amount of $2.7 million. As a result of the settlement, the Company accrued $2.7 million in 2000 for the settlement amount and estimated fees. The settlement received final court approval during the first quarter of 2001 and United Dominion will make payment in the near-term. Individuals in the class action may opt out of the settlement, and in the event that more than 125 persons opt out, United Dominion may elect to withdraw the settlement agreement.

Inflation
United Dominion believes that the direct effects of inflation on the Company's operations have been inconsequential. Substantially all of the Company's leases are for a term of one year or less which generally minimizes United Dominion's risk from the adverse effects of inflation.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

United Dominion is exposed to interest rate changes associated with the Company's unsecured credit facility and other variable rate debt as well as refinancing risk on the Company's fixed rate debt. United Dominion's involvement with derivative financial instruments is limited and the Company does not expect to use them for trading or other speculative purposes. United Dominion occasionally uses derivative instruments to manage the Company's exposure to interest rates.

See United Dominion's Form 10-K for the year ended December 31, 2000 "Item 7A Qualitative and Quantitative Disclosures About Market Risk" for a more complete discussion of our interest rate sensitive assets and liabilities. As of March 31, 2001, United Dominion's market risk has not changed materially from the amounts reported on the Form 10-K for the year ended December 31, 2000.

                                    PART II

Item 1. LEGAL PROCEEDINGS
---------------------------

        United Dominion and its subsidiaries are engaged in various litigations and have a number of unresolved claims pending. The ultimate liability in respect of such litigations and claims cannot be determined at this time. United Dominion is of the opinion that such liability, to the extent not provided for through insurance or otherwise, is not likely to be material in relation to the consolidated financial statements of United Dominion. During the first quarter of 2001, United Dominion received final court approval to settle a class action lawsuit concerning water usage billing in Texas for $2.7 million.

Item 2. CHANGES IN SECURITIES
-------------------------------

        None

Item 3. DEFAULT UPON SENIOR SECURITIES
----------------------------------------

        None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

        None

Item 5. OTHER INFORMATION
---------------------------

        None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a) The exhibits listed on the accompanying index to exhibits are filed as part of this quarterly report.

(b)     Reports on Form 8-K

        A Form 8-K was filed with the Securities and Exchange Commission on February 16, 2001. The filing announced Thomas W. Toomey as the new President and CEO of United Dominion as reported on its Press Release issued on February 13, 2001.

        A Form 8-K was filed with the Securities and Exchange Commission on February 28, 2001. The filing included information that United Dominion will present to current and prospective stockholders and other persons and institutions as first presented on February 27, 2001.

        A Form 8-K was filed with the Securities and Exchange Commission on March 9, 2001. The filing reported United Dominion's 2000 fourth quarter and year to date results of operations as reported on its Press Release issued on February 1, 2001.

        A Form 8-K was filed with the Securities and Exchange Commission on March 28, 2001. The filing reported United Dominion's election of a new chairman of the board, the appointment of four new senior executives, the opening of a new executive office in Denver, Colorado and a one time charge related to workforce reduction as reported on its Press Release issued on March 27, 2001.

        A Form 8-K was filed with the Securities and Exchange Commission on May 4, 2001. The filing reported United Dominion's 2001 first quarter results of operations as reported on its Press Release issued on April

     30, 2001.

                                 EXHIBIT INDEX

                                  Item 6(a)

     The exhibits listed below are filed as part of this Quarterly Report. References under the caption Location to exhibits, forms, or other filings indicate that the form or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference.

Exhibit    Description                                               Location
-------    ------------------------------------                      -------------------------------------------------
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

3(a)       Restated Articles of Incorporation                        Exhibit 4(a)(ii) to the Company's Form S-3 Registration
                                                                     Statement (Registration No. 333-72885) filed with the
                                                                     Commission on February 24, 1999

3(b)           Restated By-Laws                           Exhibit 3(b) to the Company's Annual Report
                                                          on Form 10-K for the year ended December 31, 2000.

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

4(i)(d)(a)     First Amended and Restated Rights          Exhibit 4(i)(d)(a) to the Company's Quarterly
               Agreement dates as of September 14,        Report on Form 10-Q for the quarter ended
               1999, between the Company and              September 30, 1999.
               ChaseMellon Shareholders Services,
               L.L.C., as Rights Agent

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

4(ii)(f)       Credit Agreement dated as of               Exhibit 4(ii)(g) to the Company's Annual
               November 14, 2000, between                 Report on Form 10-K for the year ended
               the Company and certain subsidiaries       December 31, 2000.
               and a syndicate of banks represented
               by First Union Nation Bank

10(i)          Amended Employment Agreement                 Exhibit 10(i) to the Company's Annual Report
               between the Company and John P.              on Form 10-K for the year ended
               McCann dated December 5, 2000.               December 31, 2000.


10(ii)         Amended  Employment Agreement                Exhibit 10(ii) to the Company's Annual
               between the Company and John S.              Report on Form 10-K for the year ended
               Schneider dated December 5, 2000.            December 31, 2000.

10(iii)        Employment Agreement between                 Exhibit 10(iii) to the Company's Annual Report
               the Company and Richard Giannotti            on Form 10-K for the year ended December 31,
               dated December 8, 1998.                      1998.

10(iv)         Employment Agreement between                 Exhibit 10(iv) to the Company's Quarterly
               the Company and A. William Hamill            Report on Form 10-Q for the quarter ended
               dated September 30, 1999.                    September 30, 1999.

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

10(xii)        Employment Agreement between the            Exhibit 10(xii) to the Company's Annual
               Company and Curtis W. Carter                Report on Form 10-K for the year ended
               dated December 8, 1998.                     December 31, 1999.

10(xiii)       Employment Agreement between                Exhibit 10(xiii) to the Company's Annual
               the Company and Mark E. Wood                Report on Form 10-K for the year ended
               dated March 21, 2000.                       December 31, 1999.

10(xiv)        Employment Agreement between                Filed herewith.
               the Company and A. William
               Hamill dated December 5, 2000.

10(xv)         Retirement Agreement and Covenant           Filed herewith.
               Not to Compete between the Company
               and John P. McCann dated March 20, 2001.

10(xvi)        Retirement  Agreement between               Filed herewith.
               the Company and John S. Schneider
               dated March 16, 2001.

10(xvii)       Employment Separation Agreement             Filed herewith.
               between the Company and A. William
               Hamill dated March 20, 2001.

12             Computation of Ratio of Earnings            Filed herewith.
               to Fixed Charges.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Dominion Realty Trust, Inc.
----------------------------------
    (registrant)



Date: May 15, 2001                    /s/ Christopher D. Genry
----------------------------------        ---------------------------------
                                       Christopher D. Genry
                                       Executive Vice President and
                                               Chief Financial Officer


Date: May 15, 2001                    /s/ Scott A. Shanaberger
----------------------------------    ---------------------------------
                                       Scott A. Shanaberger
                                       Vice President and
                                               Chief Accounting Officer