Form 10-Q
period 2001-06-30
UNITED DOMINION REALTY TRUST INC
filed 2001-08-14
CIK 74208

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

                 For the quarterly period ended June 30, 2001

                                      OR

            (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to _________

                        Commission file number 1-10524
                                               -------


                      UNITED DOMINION REALTY TRUST, INC.
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

           Virginia                                              54-0857512
-------------------------------                              ------------------
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

                          Yes     X        No
                               ------         ------


                      APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 8, 2001:

Common Stock, $1 Par Value:            100,782,835

                      UNITED DOMINION REALTY TRUST, INC.
                                   FORM 10-Q
                                     INDEX


                                                                                                                            PAGE
                                                                                                                            ----
                        PART I - FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements (unaudited)

              Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000...................................        3

              Consolidated Statements of Operations for the three and six months ended
                      June 30, 2001 and 2000..........................................................................        4

              Consolidated Statements of Cash Flows for the six months ended June 30, 2001
                      and 2000........................................................................................        5

              Consolidated Statement of Shareholders' Equity for the six months ended
                      June 30, 2001...................................................................................        6

              Notes to Consolidated Financial Statements..............................................................     7-14

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                      Operations......................................................................................    15-25

Item 3.       Quantitative and Qualitative Disclosures About Market Risk..............................................       26


                        PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.......................................................................................       27

Item 2.       Changes in Securities...................................................................................       27

Item 3.       Defaults Upon Senior Securities.........................................................................       27

Item 4.       Submission of Matters to a Vote of Security Holders.....................................................       27

Item 5.       Other Information.......................................................................................       28

Item 6.       Exhibits and Reports on Form 8-K........................................................................    28-31

Signatures    ........................................................................................................       32

                      UNITED DOMINION REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share data)
                                  (Unaudited)

                                                                                                June 30,             December 31,
                                                                                                  2001                   2000
------------------------------------------------------------------------------------------------------------------------------------
ASSETS

Real estate owned:
    Real estate held for investment (Note 2)                                                $       3,716,127     $       3,758,974
         Less: accumulated depreciation                                                              (572,560)             (506,871)
                                                                                            ------------------    ------------------
                                                                                                    3,143,567             3,252,103
    Real estate under development                                                                      67,834                60,366
    Real estate held for disposition (net of accumulated depreciation of $0 and
     $2,534) (Note 3)                                                                                  20,768                14,446
                                                                                            ------------------    ------------------
    Total real estate owned, net of accumulated depreciation                                        3,232,169             3,326,915
Cash and cash equivalents                                                                              13,671                10,305
Restricted cash                                                                                        36,087                44,943
Deferred financing costs                                                                               13,113                14,271
Investment in unconsolidated development joint venture (Note 4)                                         7,705                 8,088
Other assets                                                                                           39,727                49,435
                                                                                            ------------------    ------------------
    Total assets                                                                            $       3,342,472     $       3,453,957
                                                                                            ==================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

Secured debt (Note 5)                                                                       $         864,814     $         866,115
Unsecured debt (Note 6)                                                                             1,183,722             1,126,215
Real estate taxes payable                                                                              30,564                30,554
Accrued interest payable                                                                               16,663                18,059
Security deposits and prepaid rent                                                                     22,606                22,524
Distributions payable                                                                                  34,392                36,128
Accounts payable, accrued expenses and other liabilities                                               60,211                47,144
                                                                                            ------------------    ------------------
    Total liabilities                                                                               2,212,972             2,146,739

Minority interests                                                                                     82,072                88,326

Shareholders' equity
    Preferred stock, no par value; $25 liquidation preference,
      25,000,000 shares authorized;
         0 shares 9.25% Series A Cumulative Redeemable issued and outstanding
            (3,969,120 in 2000)                                                                             -                99,228
         5,416,009 shares 8.60% Series B Cumulative Redeemable issued and outstanding
            (5,439,109 in 2000)                                                                       135,400               135,978
         8,000,000 shares 7.50% Series D Cumulative Convertible Redeemable issued
            and outstanding (8,000,000 in 2000)                                                       175,000               175,000
    Common stock, $1 par value; 150,000,000 shares authorized
         100,046,438 shares issued and outstanding (102,219,250 in 2000)                              100,046               102,219
    Additional paid-in capital                                                                      1,059,978             1,081,387
    Distributions in excess of net income                                                            (404,126)             (366,531)
    Deferred compensation - unearned restricted stock awards                                           (2,089)                 (828)
    Notes receivable from officer-shareholders                                                         (6,943)               (7,561)
    Accumulated other comprehensive loss, net (Note 7)                                                 (9,838)                    -
                                                                                            ------------------    ------------------
                                                                                                    1,047,428             1,218,892
                                                                                            ------------------    ------------------
    Total liabilities and shareholders' equity                                              $       3,342,472     $       3,453,957
                                                                                            ==================    ==================


See accompanying notes to consolidated financial statements.

                      UNITED DOMINION REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                    Three Months Ended June 30,       Six Months Ended June 30,
                                                                      2001                2000         2001                2000
                                                                    ---------------------------       -------------------------
REVENUES
     Rental income                                                  $ 150,915         $ 155,144       $ 303,731       $ 309,202
     Non-property income                                                  669             1,980           1,805           3,049
                                                                    ---------         ---------       ---------       ---------
           Total revenues                                             151,584           157,124         305,536         312,251

EXPENSES
     Rental expenses:
           Real estate taxes and insurance                             17,246            17,684          34,807          35,167
           Personnel                                                   14,914            16,586          30,964          33,024
           Repair and maintenance                                       8,346             9,130          16,822          17,662
           Utilities                                                    6,594             6,197          14,232          12,731
           Administrative and marketing                                 5,539             6,065          11,372          11,966
           Property management                                          4,525             4,760           8,315           9,404
           Other operating expenses                                       346               331             776             755
     Real estate depreciation                                          38,013            44,054          78,411          77,958
     Interest                                                          35,834            39,752          73,055          78,826
     Severance costs and other organizational charges (Note 9)              -                 -           5,404               -
     Impairment loss on real estate and investments (Note 3)                -                 -           3,188               -
     General and administrative                                         5,642             3,698          10,147           7,568
     Other depreciation and amortization                                  854             1,250           1,735           2,453
                                                                    ---------         ---------       ---------       ---------
           Total expenses                                             137,853           149,507         289,228         287,514
                                                                    ---------         ---------       ---------       ---------

Income before gains on sales of investments, minority interests
     and extraordinary item                                            13,731             7,617          16,308          24,737
Gains on sales of depreciable property                                 20,646             5,928          24,748           8,461
                                                                    ---------         ---------       ---------       ---------
Income before minority interests and extraordinary item                34,377            13,545          41,056          33,198
Minority interests of outside partnerships                               (285)             (560)         (1,289)           (737)
Minority interests of unitholders in operating partnerships            (1,475)             (294)         (1,231)           (962)
                                                                    ---------         ---------       ---------       ---------
Income before extraordinary item                                       32,617            12,691          38,536          31,499
Extraordinary item - early extinguishment of debt                        (372)              586            (559)            358
                                                                    ---------         ---------       ---------       ---------
Net income                                                             32,245            13,277          37,977          31,857
Distributions to preferred shareholders - Series A and B               (4,733)           (5,396)         (9,939)        (10,979)
Distributions to preferred shareholders - Series D (Convertible)       (3,857)           (3,825)         (7,714)         (7,650)
(Premium) / discount on preferred share repurchases                    (3,519)            2,177          (3,496)          2,177
                                                                    ---------         ---------       ---------       ---------
Net income available to common shareholders                         $  20,136         $   6,233       $  16,828       $  15,405
                                                                    =========         =========       =========       =========


Earnings per common share (Note 8):
     Basic                                                          $    0.20         $    0.06       $    0.17       $    0.15
                                                                    =========         =========       =========       =========
     Diluted                                                        $    0.20         $    0.06       $    0.17       $    0.15
                                                                    =========         =========       =========       =========

Common distributions declared per share                             $  0.2700         $  0.2675       $  0.5400       $  0.5350
                                                                    =========         =========       =========       =========


Weighted average number of common shares outstanding-basic            100,858           103,271         101,115         103,087
Weighted average number of common shares outstanding-diluted          101,590           103,470         101,713         103,258

See accompanying notes to consolidated financial statements.

                      UNITED DOMINION REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

Six Months Ended June 30,                                                                  2001                       2000
--------------------------------------------------------------------------------------------------------------------------------
Operating Activities
    Net income                                                                     $         37,977         $           31,857
    Adjustments to reconcile net income to cash provided
      by operating activities:
         Depreciation and amortization                                                       80,146                     80,411
         Impairment loss on real estate and investments                                       3,188                          -
         Gains on sales of investments                                                      (24,748)                    (8,461)
         Minority interests                                                                   2,520                      1,699
         Extraordinary item-early extinguishment of debt                                        559                       (358)
         Amortization of deferred financing costs and other                                   1,677                      2,153
         Changes in operating assets and liabilities:
           Increase /(decrease) in operating liabilities                                      1,436                     (5,098)
           Decrease in operating assets                                                      14,465                        400
                                                                                    ---------------          -----------------
Net cash provided by operating activities                                                   117,220                    102,603

Investing Activities
    Proceeds from sales of real estate investments, net                                     114,035                     67,341
    Proceeds received for excess expenditures over investment contribution
         in development joint venture                                                             -                     34,215
    Development of real estate assets                                                       (30,296)                   (54,646)
    Capital expenditures - real estate assets, net of escrow reimbursement                  (23,453)                   (16,060)
    Acquisition of real estate assets, net of liabilities assumed                            (8,296)                    (4,635)
    Capital expenditures - non-real estate assets                                              (581)                    (2,233)
                                                                                    ---------------          -----------------
Net cash provided by investing activities                                                    51,409                     23,982

Financing Activities
    Proceeds from the issuance of secured notes payable                                      25,780                          -
    Scheduled principal payments on secured notes payable                                    (5,991)                   (12,617)
    Non-scheduled principal payments on secured notes payable                               (31,947)                   (49,645)
    Proceeds from the issuance of unsecured notes payable                                         -                    146,700
    Payments on unsecured notes payable                                                     (21,308)                   (35,751)
    Net borrowing/(repayment) of short-term bank debt                                        79,100                    (90,300)
    Payment of financing costs                                                                 (499)                    (3,807)
    Cash paid to buy out minority interests                                                  (1,568)                         -
    Proceeds from the issuance of common stock                                                4,351                      7,429
    Distributions paid to minority interests                                                 (7,091)                    (4,785)
    Distributions paid to preferred shareholders                                            (19,192)                   (18,555)
    Distributions paid to common shareholders                                               (54,593)                   (55,277)
    Repurchase of common and preferred stock                                               (132,305)                    (8,317)
                                                                                    ---------------          -----------------
Net cash used in financing activities                                                      (165,263)                  (124,925)

Net increase in cash and cash equivalents                                                     3,366                      1,660
Cash and cash equivalents, beginning of period                                               10,305                      7,678
                                                                                    ---------------          -----------------
Cash and cash equivalents, end of period                                           $         13,671         $            9,338
                                                                                    ===============          =================

Supplemental Information:
    Interest paid during the period                                                $         74,961         $           76,399
    Conversion of operating partnership units to common stock                                    11                        626
    Issuance of restricted stock awards                                                       1,547                        829
    Non-cash transactions associated with the acquisition of properties:
         Secured debt assumed                                                                18,229                     10,130
    Non-cash transactions associated with the disposition of properties:
         Reduction in secured debt                                                            7,694                     19,742

    See accompanying notes to consolidated financial statements.

                                                               5

                      UNITED DOMINION REALTY TRUST, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                       Preferred Stock             Common Stock
                                                                  ---------------------------------------------------    Paid-in
                                                                    Shares        Amount       Shares        Amount      Capital
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                        17,408,229     $ 410,206   102,219,250    $ 102,219   $ 1,081,387
Comprehensive Income
   Net income
   Other comprehensive loss:
       Cumulative effect of a change in accounting principle
       (Note 7)
       Unrealized loss on derivative instruments (Note 7)
   --------------------------------------------------------------------------------------------------------------------------------
   Comprehensive income
   --------------------------------------------------------------------------------------------------------------------------------
   Issuance of common shares to employees,
       officers and director-shareholders                                                        123,779          124         1,457
   Issuance of common shares through dividend
       reinvestment and stock purchase plan                                                      176,057          176         2,132
   Purchase of common and preferred stock                            (91,900)       (2,298)   (2,610,487)      (2,611)      (29,888)
   Redemption of Preferred A stock                                (3,900,320)      (97,508)                                   3,522
   Issuance of restricted stock awards                                                           127,100          127         1,420
   Adjustment for cash purchase and conversion of
       minority interests of unitholders in operating
       partnerships                                                                               10,739           11           (52)
   Principal repayments on notes receivable from
   officer-shareholders
   Common stock distributions declared ($.54 per share)
   Preferred stock distributions declared-Series A
   ($1.05 per share)
   Preferred stock distributions declared-Series B
   ($1.08 per share)
   Preferred stock distributions declared-Series D
   ($.96 per share)
   Amortization of deferred compensation
                                                                  -----------------------------------------------------------------
Balance, June 30, 2001                                            13,416,009     $ 310,400   100,046,438    $ 100,046   $ 1,059,978
                                                                  =================================================================


                                                                                             Deferred
                                                                                          Compensation -    Accumulated
                                                   Distributions in   Notes Receivable       Unearned          Other
                                                      Excess of        from Officer -       Restricted     Comprehensive
                                                      Net Income        Shareholders       Stock Awards        Loss         Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                         $ (366,531)          $ (7,561)           $     (828)     $        -   $1,218,892
Comprehensive Income
   Net income                                          37,977                                                                37,977
   Other comprehensive loss:
     Cumulative effect of a change in
     accounting principle (Note 7)                                                                              (3,848)      (3,848)
     Unrealized loss on derivative
     instruments (Note 7)                                                                                       (5,990)      (5,990)
   --------------------------------------------------------------------------------------------------------------------------------
     Comprehensive income                              37,977                                                   (9,838)      28,139
   --------------------------------------------------------------------------------------------------------------------------------
   Issuance of common shares to employees,
          officers and director-shareholders                                                                                  1,581
   Issuance of common shares through dividend
          reinvestment and stock purchase plan                                                                                2,308
   Purchase of common and preferred stock                                                                                   (34,797)
   Redemption of Preferred A stock                     (3,522)                                                              (97,508)
   Issuance of restricted stock awards                                                          (1,547)                           -
   Adjustment for cash purchase and conversion of                                                                                 -
          minority interests of unitholders in
          operating partnerships                                                                                                (41)
   Principal repayments on notes receivable from
   officer-shareholders                                                      618                                                618
   Common stock distributions declared
   ($.54 per share)                                   (54,397)                                                              (54,397)
   Preferred stock distributions declared-Series
   A ($1.05 per share)                                 (4,111)                                                               (4,111)
   Preferred stock distributions declared-Series
   B ($1.08 per share)                                 (5,828)                                                               (5,828)
   Preferred stock distributions declared-Series D
   ($.96 per share)                                    (7,714)                                                               (7,714)
   Amortization of deferred compensation                                                           286                          286
                                                     ------------------------------------------------------------------------------
Balance, June 30, 2001                             $ (404,126)          $ (6,943)           $   (2,089)     $   (9,838)  $1,047,428
                                                     ==============================================================================


See accompanying notes to consolidated financial statements.

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (UNAUDITED)

1.   Basis of Presentation
The accompanying consolidated financial statements include the accounts of United Dominion and its subsidiaries, including United Dominion Realty, L.P. (the "Operating Partnership"), and Heritage Communities L.P. (the "Heritage OP"), (collectively, "United Dominion"). As of June 30, 2001, there were 74,962,675 units in the Operating Partnership outstanding, of which 68,262,044 units, or 91.1%, were owned by United Dominion and 6,700,631 units, or 8.9%, were owned by non-affiliated limited partners. As of June 30, 2001, there were 5,501,300 units in the Heritage OP outstanding, of which 4,876,208 units, or 88.6%, were owned by United Dominion and 625,092 units, or 11.4%, were owned by non-affiliated limited partners. The consolidated financial statements of United Dominion include the minority interests of the unitholders in the operating partnerships.

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

In the opinion of management, the consolidated financial statements reflect all adjustments which are necessary for the fair presentation of financial position at June 30, 2001 and results of operations for the interim periods ended June 30, 2001 and 2000. Such adjustments are normal and recurring in nature. All significant inter-company accounts and transactions have been eliminated in consolidation. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

2.   Real Estate Held for Investment
At June 30, 2001 there are 272 communities with 76,175 apartment homes classified as real estate held for investment. The following table summarizes the components of real estate held for investment at June 30, 2001 and December 31, 2000 (dollars in thousands):

                                                  June 30,       December 31,
                                                    2001            2000
                                               ------------    --------------
         Land and land improvements              $  545,559        $  668,003
         Buildings and improvements               2,980,435         2,902,386
         Furniture, fixtures and equipment          189,923           188,321
         Construction in progress                       210               264
                                               ------------    --------------
         Real estate held for investment          3,716,127         3,758,974
         Accumulated depreciation                  (572,560)         (506,871)
                                               ------------    --------------
         Real estate held for investment, net
              of accumulated depreciation        $3,143,567        $3,252,103
                                               ============    ==============

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (UNAUDITED)

3.   Real Estate Held for Disposition
At June 30, 2001, United Dominion had nine parcels of land included in real estate held for disposition totaling $20.8 million. Total revenues and property operating income (property rental income less property operating expense) were immaterial for the three and six month periods ended June 30, 2001 and 2000.

During the first quarter of 2001, management performed an analysis of the carrying value of all undeveloped land parcels in connection with the Company's plans to accelerate the disposition of these sites. As a result, an aggregate $2.8 million impairment loss was recognized on seven undeveloped sites in selected markets. An impairment loss was indicated as a result of the net book value of the assets being greater than the estimated fair market value less the cost of disposal.

4.   Investment in Unconsolidated Joint Ventures
At June 30, 2001, United Dominion's investment in an unconsolidated joint venture ("the venture") consisted of a 25% partnership interest in a development joint venture in which the Company is serving as the managing partner. No gain or loss was recognized on the Company's contribution to the development joint venture. The venture is developing five apartment communities with a total of 1,438 homes for an aggregate total cost of approximately $103 million. Upon closing of the venture in June 2000, United Dominion contributed the projects in return for its equity interest of approximately $8 million in the venture and was reimbursed for approximately $35 million of development outlays that were incurred prior to closing the joint venture.

United Dominion serves as the developer, general contractor and property manager for the venture and recognized fee income, to the extent of the outside partner's interest, of approximately $0.8 million for services provided by the Company to the joint venture for the six months ended June 30, 2001. As of June 30, 2001, four of the joint venture properties were complete and one property remains under development with completion anticipated to occur in the third quarter of 2001. The Company has the option, but not the obligation, to purchase these properties for fair value upon completion of the projects. Although the legal termination date of the joint venture is December 2006, the Company does not anticipate that the venture's useful life will exceed three years.

The following is a summary of the financial position of the joint venture as of June 30, 2001 and December 31, 2000 (dollars in thousands):

                                                            June 30,      December 31,
                                                              2001           2000
                                                          -------------  -------------
          Assets:
          Real estate, net                                    $  98,193      $  85,644
          Other assets                                            3,968          6,507
                                                          -------------  -------------
                  Total assets                                $ 102,161      $  92,151
                                                          =============  =============

          Liabilities and partners' equity:
          Mortgage notes payable                              $  64,601      $  49,785
          Other liabilities                                       7,649         11,436
          Partners' equity                                       29,911         30,930
                                                          -------------  -------------
                  Total liabilities and partners' equity      $ 102,161      $  92,151
                                                          =============  =============

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (UNAUDITED)

5. Secured Debt
Secured debt, which encumbers $1.5 billion or 39.6% of United Dominion's real estate owned ($2.3 billion or 60.4% of United Dominion's real estate owned is unencumbered) consists of the following at June 30, 2001 (dollars in thousands):

                                                                                                          No. of
                                                                   Weighted Avg.     Weighted Avg.     Communities
                                      Principal Outstanding        Interest Rate   Years to Maturity    Encumbered
                                   ----------------------------  --------------------------------------------------
                                     June 30,     December 31,
                                       2001           2000             2001             2001              2001
---------------------------------------------------------------  --------------------------------------------------
Fixed Rate Debt
Mortgage Notes Payable (a)             $ 529,763      $ 513,962             7.78%                4.8             74
Tax-Exempt Secured Notes Payable          76,537         79,756             6.91%               12.7             10
Secured Credit Facilities (b)             17,000         17,000             7.04%               12.6             --
                                   ----------------------------  --------------------------------------------------
Total Fixed Rate Secured Debt            623,300        610,718             7.65%                6.0             84

Variable Rate Debt
Secured Credit Facilities (b)            206,340        216,960             5.34%               12.9             20
Tax-Exempt Secured Notes Payable          19,915         19,916             2.71%               24.0              3
Mortgage Notes Payable                    15,259         18,521             5.66%                7.1              4
                                   ----------------------------  --------------------------------------------------
Total Variable Rate Secured Debt         241,514        255,397             5.14%               13.4             27
                                   ----------------------------  --------------------------------------------------
Total Secured Debt                     $ 864,814      $ 866,115             7.46%                8.4            111
                                   ============================  ==================================================

(a) Includes fair value adjustments aggregating $9.2 million at June 30, 2001 and $10.2 million at December 31, 2000, recorded in connection with the ASR Merger and the AAC Merger on March 27, 1998 and December 7, 1998, respectively.
(b) At June 30, 2001, United Dominion had $223.3 million outstanding under two revolving credit facilities with the Federal National Mortgage Association (the "FNMA Credit Facilities"). At June 30, 2001, the FNMA Credit Facilities had a weighted average floating rate of interest of 5.47%. In order to limit a portion of its interest rate exposure, United Dominion has two interest rate swap agreements associated with the FNMA Credit Facilities. These agreements have an aggregate notional value of $17 million under which United Dominion pays a fixed rate of interest and receives a variable rate on the notional amount. The interest rate swap agreements effectively change United Dominion's interest rate exposure on $17 million of secured debt from a variable rate to a weighted average fixed rate of 7.04%.

Approximate principal payments due during each of the next five calendar years and thereafter, as of June 30, 2001, are as follows (dollars in thousands):

                                                   Amount
                     Year                         Maturing
                     --------------------------------------
                     2001                        $  49,146

                     2002                           54,419

                     2003                           55,368

                     2004                          139,556

                     2005                          126,125

                     Thereafter                    440,200
                                                 ----------
                        Total                    $ 864,814
                                                 ==========

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (UNAUDITED)


6. UNSECURED DEBT
A summary of unsecured debt at June 30, 2001 and December 31, 2000 is as follows (dollars in thousands):

                                                                        2001             2000
                                                                     ----------       ----------
Commercial Banks
         Borrowings outstanding under an
            unsecured credit facility (a) (b)                      $   323,500       $   244,400
         Borrowings outstanding under an
            unsecured term loan (c)                                    100,000           100,000

Senior Unsecured Notes - Other
         7.60% Medium-Term Notes due January 2002                       46,750            48,750
         7.65% Medium-Term Notes due January 2003 (d)                   10,000            10,000
         7.22% Medium-Term Notes due February 2003                      11,815            11,900
         5.05% City of Portland, OR Bonds due October 2003               7,345             7,345
         8.63% Notes due March 2003                                     78,030            79,030
         7.98% Notes due March, 2000-2003 (e)                           14,857            22,285
         7.67% Medium-Term Notes due January 2004                       53,510            54,000
         7.73% Medium-Term Notes due April 2005                         22,400            22,400
         7.02% Medium-Term Notes due November 2005                      49,760            50,000
         7.95% Medium-Term Notes due July 2006                         103,179           107,398
         7.07% Medium-Term Notes due November 2006                      25,000            25,000
         7.25% Notes due January 2007                                  105,020           110,080
         ABAG Tax-Exempt Bonds due August 2008                          46,700            46,700
         8.50% Monthly Income Notes due November 2008                   57,402            57,400
         8.50% Debentures due September 2024 (f)                       124,920           125,500
         Other (g)                                                       3,534             4,027
                                                                   -----------       -----------
                                                                       760,222           781,815
                                                                   -----------       -----------
                        Total Unsecured Debt                       $ 1,183,722       $ 1,126,215
                                                                   ===========       ===========

(a) Weighted average interest rate of 5.93% and 7.5% at June 30, 2001 and December 31, 2000, respectively.
(b) United Dominion had eight interest rate swap agreements associated with commercial bank borrowings with an aggregate notional value of $155 million under which United Dominion pays a fixed rate of interest and receives a variable rate of interest on the notional amounts. The interest rate swaps effectively change United Dominion's interest rate exposure on these borrowings from a variable rate to a weighted average fixed rate of approximately 6.98%.
(c) United Dominion had five interest rate swap agreements associated with borrowings under the term loan with an aggregate notional value of $100 million under which United Dominion pays a fixed rate of interest and receives a variable rate of interest on the notional amounts. The interest rate swaps effectively change United Dominion's interest rate exposure on these borrowings from a variable rate to a weighted average fixed rate of approximately 7.53%.
(d) United Dominion had one interest rate swap agreement associated with these unsecured notes with an aggregate notional value of $10 million under which United Dominion pays a fixed rate of interest and receives a variable rate on the notional amount. The interest rate swap agreement effectively changes United Dominion's interest rate exposure on the $10 million from a variable rate to a fixed rate of 7.65%.
(e)  Payable annually in two equal principal installments of $7.4 million.
(f) Includes an investor put feature that grants a one-time option to redeem the debentures in September 2004.
(g) Includes $3.4 million and $3.8 million at June 30, 2001 and December 31, 2000, respectively, of deferred gains from the termination of interest rate risk management agreements.

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (UNAUDITED)


7. Derivative Instruments and Hedging Activities
Statements of Financial Accounting Standards No. 133 and 138, "Accounting for Certain Derivative Instruments and Hedging Activities" became effective on January 1, 2001. The new accounting standards require companies to carry all derivative instruments, including certain embedded derivatives, in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based on the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. At June 30, 2001, all of the Company's derivative financial instruments are designated as cash flow hedges of underlying exposures, and are qualifying hedges for financial reporting purposes. For derivative instruments that qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings during the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. The adoption of Statements 133 and 138 on January 1, 2001 resulted in a cumulative effect of an accounting change of $(3.8) million, all of which was recorded directly to other comprehensive loss.

As part of United Dominion's overall interest rate risk management strategy, the Company uses derivative financial instruments as a means to modify the exposure to interest rate risk on variable rate debt obligations or to hedge anticipated financing transactions. The Company's derivative transactions used for interest rate risk management include various interest rate swaps with indices that relate to the pricing of specific financial instruments of United Dominion. Because of the close correlation between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the value of the underlying exposures. As a result, United Dominion believes that it has appropriately controlled the risk so that derivatives used for interest rate risk management will not have a material unintended effect on consolidated earnings. The Company does not enter into derivative financial instruments for trading purposes.

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

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (UNAUDITED)

The following table presents the fair values of the Company's derivative instruments outstanding as of June 30, 2001 (dollars in thousands):


--------------------------------------------------------------------------------------
   Notional            Fixed        Type of    Effective     Contract         Fair
    Amount             Rate         Contract     Date        Maturity         Value
--------------------------------------------------------------------------------------
 Secured Debt:
 FNMA
   $      7,000        6.78%          Swap     06/30/99      06/30/04       $     (227)
         10,000        7.22%          Swap     12/01/99      04/01/04             (428)
   ------------        ----                                                 ----------
         17,000        7.04%                                                      (655)

 Unsecured Debt:
 Bank Credit Facility
          5,000        7.32%          Swap     06/26/95      07/01/04             (207)
         10,000        7.14%          Swap     10/18/95      10/03/02             (271)
          5,000        6.98%          Swap     11/21/95      10/03/02             (124)
         25,000        7.39%          Swap     11/01/00      08/01/03             (971)
         25,000        7.39%          Swap     11/01/00      08/01/03             (971)
         25,000        7.21%          Swap     12/01/00      08/01/03             (876)
         25,000        7.21%          Swap     12/04/00      08/01/03             (876)
         35,000        5.98%          Swap     03/13/01      04/01/03             (393)
   ------------        ----                                                 ----------
        155,000        6.98%                                                    (4,689)

 Bank Term Loan
         25,000        7.49%          Swap     11/15/00      05/15/03             (978)
         20,000        7.49%          Swap     11/15/00      05/15/03             (783)
         23,500        7.62%          Swap     11/15/00      05/15/04           (1,146)
         23,000        7.62%          Swap     11/15/00      05/15/04           (1,130)
          8,500        7.26%          Swap     12/04/00      05/15/03             (295)
   ------------        ----                                                 -----------
        100,000        7.53%                                                    (4,332)

 Medium-Term Notes
         10,000        7.65%          Swap     01/26/99      01/27/03             (194)

--------------------------------------------------------------------------------------
   $    282,000                                                             $   (9,870)
======================================================================================

During the quarter ended June 30, 2001, United Dominion recognized $0.7 million of unrealized losses in accumulated other comprehensive loss related to the Company's hedging instruments and $(3.3) thousand in net income related to the ineffective portion of the Company's hedging instruments. For the six months ended June 30, 2001, the Company has recognized $5.9 million of unrealized losses in accumulated other comprehensive loss, $(31.3) thousand in net income, and $(3.8) million of a cumulative effect of a change in accounting principle.

As of June 30, 2001, United Dominion expects to reclassify $4.6 million of net losses on derivative instruments from accumulated other comprehensive income to earnings (interest expense) during the next twelve months in order to artificially fix the interest rate on the related hedged transactions.

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (UNAUDITED)

8.    Earnings Per Share
Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed based upon common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potential common stock equivalents is determined using the treasury stock method based on United Dominion's average stock price. The early extinguishment of debt does not have an effect on the earnings per share calculation for the periods presented. The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

                                                             Three months ended               Six months ended
                                                                  June 30,                        June 30,
                                                            2001            2000            2001            2000
                                                         ----------------------------    ----------------------------
Numerator for basic and diluted earnings per share-
  net income available to common shareholders            $     20,136    $      6,233    $     16,828    $     15,405

Denominator:
Beginning denominator for basic earnings
  per share-weighted average common
  shares outstanding                                          101,011         103,388         101,268         103,204
Non-vested restricted stock                                      (153)           (117)           (153)           (117)
                                                         ------------    ------------    ------------    ------------
Denominator for basic earnings per share                      100,858         103,271         101,115         103,087
                                                         ------------    ------------    ------------    ------------

Non-vested restricted stock                                       153             117             153             117

Effect of dilutive securities:
Employee stock options                                            579              82             445              54
                                                         ------------    ------------    ------------    ------------
Denominator for diluted earnings per share                    101,590         103,470         101,713         103,258
                                                         ============    ============    ============    ============

Basic earnings per share                                 $       0.20    $       0.06    $       0.17    $       0.15
                                                         ============    ============    ============    ============
Diluted earnings per share                               $       0.20    $       0.06    $       0.17    $       0.15
                                                         ============    ============    ============    ============

The effect of the conversion of the operating partnership units and convertible preferred stock is not dilutive and is therefore not included in the above calculations. If the operating partnership units were converted to common stock, the additional shares of common stock outstanding for the three and six months ended June 30, 2001 and 2000 would be 7,416,706 and 7,421,208 for 2001 and
7,502,546 and 7,503,058 for 2000, respectively. If the convertible preferred stock was converted to common stock, the additional shares of common stock outstanding for the three and six months ended June 30, 2001 and 2000 would be 12,307,692 common shares.

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

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (UNAUDITED)

The planned workforce reductions resulted in a charge of $4.5 million and in the planned termination of approximately 200 full time equivalent positions, or 10% of total staffing in corporate functions, including senior management and general and administrative functions, and in apartment operations. Employee termination benefits include severance packages and related benefits and outplacement services for employees terminated. As of June 30, 2001, approximately 230 employees have been terminated. The Company expects that substantially all of the unpaid charge as of June 30, 2001 will be paid during the third quarter of 2001.

A reconciliation of the unpaid severance costs for the six months ended June 30, 2001, is presented below (dollars in millions):

               ------------------------------------------------
               Balance, beginning of period             $     -
               Accrued severance costs                      4.5
               Cash payments                               (0.9)
               ------------------------------------------------
               Balance, March 31, 2001                  $   3.6
               Cash payments                               (2.0)
               ------------------------------------------------
               Balance, June 30, 2001                   $   1.6
               ------------------------------------------------

In connection with senior management's review of the Company during the first quarter, United Dominion also recognized $0.4 million related to relocation costs associated with the new executive offices in Denver and $0.5 million related to other miscellaneous costs.

10.   Contingencies
In May 2001, the shareholders of United Dominion approved the Out-Performance Program (the "Program) pursuant to which officers and other key employees of the Company will be given the opportunity to invest in the Company by purchasing performance shares ("Out-Performance Partnership Shares" or "OPPSs") of the Operating Partnership for an initial investment of $1.27 million. To begin the Program, the Company's performance will be measured over a twenty-eight month period beginning with the month of Thomas W. Toomey's employment (February
2001). The Program is designed to provide participants with the possibility of substantial returns on their investment if the Company's total return, defined as dividend income plus share price appreciation, on its common stock during the measurement period exceeds the industry average and is the equivalent of at least a 30% total return or 12% annualized (the "minimum return"). At the conclusion of the measurement period, if United Dominion's total return satisfies these criteria, the holders of the OPPSs will receive distributions and allocations of income and loss from the Operating Partnership equal to the distributions and allocations that would be received on the number of interests in the Operating Partnership ("OP Units") obtained by: (i) determining the amount by which the cumulative total return of the Company's common stock over the measurement period exceeds the greater of the cumulative total return of the peer group index (the Morgan Stanley REIT Index) or the minimum return (such being the "excess return"); (ii) multiplying 4% of the excess return by the Company's market capitalization (defined as the average number of shares outstanding over the 28 month period multiplied by the daily closing price of the Company's common stock); and (iii) dividing the number obtained in (ii) by the market value of one share of the Company common stock on the valuation date, as the weighted average price per day of the common stock for the 20 trading day immediately preceding the valuation date. If, on the valuation date, the cumulative total return of United Dominion's common stock does not meet the minimum return or the total return of the peer group and there is no excess return, then the holders of the OPPSs will forfeit their entire initial investment of $1.27 million.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

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

Overview
United Dominion is a real estate investment trust (REIT) with activities related to the ownership, development, acquisition, renovation, management, marketing and strategic disposition of multifamily apartment communities nationwide. Over the past four years, United Dominion has diversified into new markets to create a national platform, upgraded the quality of the portfolio and invested in infrastructure and technology. The Company continues to review its strategy with a goal of enhancing long-term earnings growth on a sustained basis. At June 30, 2001, United Dominion owned 272 communities with 76,175 apartment homes nationwide.

The following table summarizes United Dominion's apartment market information by major geographic markets (including real estate under development):

                                                                           Six Months Ended          Three Months Ended
                              As of June 30, 2001                            June 30, 2001              June 30, 2001
                       -------------------------------------------------  -------------------------- -------------------------
                        Number of    Total    Percentage of  Carrying
                        Apartment  Apartment   Carrying        Value        Physical   Avg Monthly    Physical    Avg Monthly
                       Communities   Homes      Value      (in thousands)  Occupancy   Rental Rates   Occupancy  Rental Rates
                      ---------------------------------------------------  -----------------------------------------------------
Houston, TX               22           5,722    6.0%        $     224,853   93.3%     $   608          93.3%     $   611
Dallas, TX                14           4,533    5.7%              214,370   95.3%         675          95.2%         679
Phoenix, AZ               11           3,618    5.6%              210,233   93.9%         700          93.7%         702
Orlando, FL               14           4,140    5.3%              200,721   92.9%         701          93.3%         704
San Antonio, TX           12           3,827    5.0%              188,777   92.7%         652          92.2%         655
Raleigh, NC               10           3,027    4.3%              160,098   90.6%         720          91.6%         723
Tampa, FL                 10           3,372    4.1%              150,778   94.4%         687          94.2%         690
Fort Worth, TX            11           3,561    3.9%              146,457   96.8%         629          96.7%         634
San Francisco, CA          4             980    3.7%              139,956   97.8%       1,780          96.5%       1,800
Charlotte, NC             10           2,710    3.6%              134,904   90.6%         702          90.1%         685
Columbus, OH               5           2,527    3.9%              145,588   92.9%         664          93.7%         666
Nashville, TN              8           2,220    3.2%              118,892   93.4%         687          94.6%         688
Greensboro, NC             8           2,122    2.7%              103,000   91.6%         637          91.3%         639
Monterey Peninsula, CA     9           1,706    2.6%               96,863   96.4%         833          96.6%         843
Memphis, TN                6           1,956    2.6%               96,227   92.7%         632          93.3%         633
Richmond, VA               8           2,372    2.5%               95,434   96.2%         702          96.3%         705
Southern California        5           1,414    2.4%               90,154   95.7%         881          95.5%         892
Wilmington, NC             6           1,869    2.4%               88,488   90.2%         656          92.4%         657
Atlanta, GA                6           1,426    1.9%               70,551   93.9%         737          93.8%         739
Baltimore, MD              6           1,291    1.8%               66,686   97.7%         798          97.7%         806
Columbia, SC               6           1,584    1.6%               61,766   94.1%         583          93.7%         584
Seattle, WA                3             628    0.9%               33,817   95.6%         730          94.9%         739
Other Northern Markets    39           8,431    9.9%              373,348   94.9%         671          95.1%         675
Other Western Markets     23           6,379    8.5%              318,478   94.9%         655          94.1%         659
Other Southern Markets    16           4,760    5.9%              222,613   92.6%         642          93.3%         644

                        ---------------------------------------------------------------------------------------------------
     Total Apartments    272          76,175  100.0%        $   3,753,052   94.0%     $   690          94.0%     $   694
                        ====================================================================================================

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

To facilitate future financing activities in the public capital markets, management believes that it is prudent to maintain shelf registration statement capacity. In this regard, United Dominion filed a shelf registration statement in December 1999 providing for the issuance of up to $700 million in common shares, preferred shares and debt securities. In March 2000, United Dominion utilized this shelf registration statement to sell $100 million of senior unsecured notes due March 2003 at an interest rate of 8.625%. As of June 30, 2001, $600 million of equity and debt securities remain available for use under the shelf registration.

Future Capital Needs
Future development expenditures are expected to be funded primarily through joint ventures or with proceeds from the sale of property, and to a lesser extent, cash flows provided by operating activities. Acquisition activity in strategic markets is expected to be largely financed by the reinvestment of proceeds from the sale of property in non-strategic markets.

During the second half of 2001, United Dominion has approximately $50 million of maturing debt which the Company anticipates repaying using proceeds from mortgage refinancing activity or borrowings under the Company's unsecured credit facility.

The following discussion explains the changes in net cash provided by operating activities and net cash used in investing and financing activities which are presented in United Dominion's Consolidated Statements of Cash Flows.

Operating Activities
For the six months ended June 30, 2001, United Dominion's cash flow from operating activities was $117.2 million compared to $102.6 million for the same period last year. The increase of $14.6 million in the cash flow from operating activities resulted primarily from (i) a change in the level of operating assets as a result of collections on escrow accounts and joint venture receivables and
(ii) an increase in the level of operating liabilities due to the timing of payments of certain operating liabilities.

Investing Activities
For the six months ended June 30, 2001, net cash provided by investing activities was $51.4 million compared to net cash provided by investing activities of $24.0 million for 2000 primarily due to the increase in the sale of real estate during 2001. Changes in the level of investing activities from period to period reflects United Dominion's strategy as it relates to its acquisition, capital expenditure, development and disposition programs, as well as the impact of the capital market environment on these activities.

Real Estate under Development
Development activity is focused in core markets that have strong operations managers in place. For the six months ended June 30, 2001, United Dominion invested approximately $30.3 million in real estate projects, down $24.3 million from its 2000 level of $54.6 million.

The following projects were under development at June 30, 2001:

                                                                          Cost to         Budgeted                      Expected
                                       No. of Apt.       Completed         Date             Cost          Est. Cost    Completion
                                          Homes         Apt. Homes    (In thousands)   (In thousands)     Per Home        Date
                                      ------------     -------------  --------------   --------------    -----------  ------------
New Communities:
----------------
  Dominion Place at Kildaire Farm             332               76     $      18,400   $      25,700     $   77,400         1Q02
    Raleigh, NC
  Red Stone Ranch                             324              212            17,600          21,700         67,000         4Q01
    Austin, TX
                                      -----------      -----------     -------------   -------------     ----------
    Subtotal                                  656              288            36,000          47,400         72,300
                                      -----------      -----------     -------------   -------------     ----------

Additional Phases:
------------------
  Greensview II                               192               --             9,600          16,700         87,000         4Q01
    Denver, CO
  Manor at England Run III                    120               48             6,500           8,800         73,300         4Q01
    Fredericksburg, VA
  The Meridian II                             270               --             4,800          17,400         64,400         1Q02
    Dallas, TX
                                      -----------      -----------     -------------   -------------     ----------
    Subtotal                                  582               48            20,900          42,900         73,700
                                      -----------      -----------     -------------   -------------     ----------

     Total                                  1,238              336     $      56,900   $      90,300     $   72,900
                                      ===========      ===========     =============   =============     ==========


In addition, United Dominion owns eight parcels of land held for future development. These development sites represent second phases to existing communities that at June 30, 2001 had a carrying value of $10.9 million.

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

During the first six months of 2001, United Dominion recognized fee income of approximately $0.8 million for general contracting and developer services provided by the Company to the joint venture. The Company has the option, but not the obligation, to purchase these properties for fair value upon completion of the projects.

The following joint venture projects were complete as of June 30, 2001:

                                            Development
                           No. of Apt.         Cost         Cost Per        Date
                              Homes       (In thousands)      Home        Completed      % Leased
                          ------------  ----------------- ------------  -------------  ------------
New Communities:
----------------
  Parke 33                         264        $    17,100   $   64,800          2/01         76.9%
     Lakeland, FL
  Sierra Canyon                    236             15,400       65,300          3/01         92.4%
     Phoenix, AZ
  Oaks at Weston                   380             28,000       73,700          3/01         68.4%
     Raleigh, NC
                          ------------        -----------   ----------
      Total                        880        $    60,500   $   68,800
                          ============        ===========   ==========

The following joint venture project was under development at June 30, 2001:

                                                           Cost to          Budgeted                    Expected
                          No. of Apt.    Completed           Date             Cost        Est. Cost    Completion
                             Homes       Apt. Homes     (In thousands)   (In thousands)   Per Home        Date
                         ------------  --------------   --------------  ---------------- ------------ ------------
New Community:
--------------
  Mandolin                       308             206           $20,600          $22,100       $71,800        3Q01
    Dallas, TX

Disposition of Investments
For the six months ended June 30, 2001, United Dominion sold nine communities with 1,889 apartment homes for an aggregate sales price of approximately $128.5 million and recognized gains for financial reporting purposes of $24.8 million. Proceeds from the sales were applied primarily to reductions in long-term debt, and to a lesser extent, to complete 1031 exchanges in order to defer taxable gains and to repurchase common and preferred shares. The Company currently has five development sites under contract for sale for a total consideration of $13.1 million that is slightly above carrying value. These sales are subject to due diligence evaluations by the buyers.

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

Acquisitions
During the six months ended June 30, 2001, United Dominion acquired two communities with 510 apartment homes at a total cost (including closing costs) of approximately $32.0 million which included the use of tax free exchange funds.

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

During the first six months of 2001, $20.7 million or $282 per home was spent on capital expenditures for United Dominion's same communities (those acquired or developed prior to January 1, 2000). These capital improvements included recurring capital expenditures, including floor coverings, HVAC equipment, roofs, appliances, landscaping, siding, parking lots and other non-revenue enhancing capital expenditures, which aggregated $11.4 million or $155 per home. In addition, non-recurring revenue enhancing capital expenditures, including water sub-metering, gating and access systems, the addition of microwaves, washer-dryers, interior upgrades and new business and fitness centers totaled $9.3 million or $127 per home for the six months ended June 30, 2001. United Dominion will continue to selectively add revenue-enhancing improvements that the Company believes will provide a return on investment in excess of United Dominion's cost of capital. Capital expenditures during 2001 are currently expected to be at levels somewhat higher than those experienced in 2000.

Financing Activities
Net cash used in financing activities during the six months ended June 30, 2001 was $165.3 million compared to $124.9 million for 2000, an increase of $40.4 million. As part of the plan to improve the Company's balance sheet position, United Dominion used proceeds from its disposition program to pay down secured and unsecured debt, to repurchase shares of common and preferred stock and to complete 1031 exchanges in order to defer taxable gains.

On June 15, 2001, the Company completed the redemption of all of its outstanding 9.25% Series A Cumulative Redeemable Preferred shares at $25 per share plus accrued dividends utilizing proceeds from its line of credit. Based on anticipated costs of a $100 million FNMA financing scheduled to close in August 2001 (the proceeds of which will be used to pay down the line of credit), this transaction will result in an annual reduction of $3.0 million in capital costs. For the three and six months ended June 30, 2001, United Dominion repurchased 16,100 and 17,600 Series B preferred shares at an average price of $24.61 and $24.42 per share, respectively.

For the quarter ended June 30, 2001, the Company repurchased 1,418,044 common shares at an average price of $13.55. As of June 30, 2001, approximately 4.7 million common shares remained available for purchase under the common share repurchase program. Repurchases of shares will be made from time to time in the open market or in privately negotiated transactions. The timing, volume and purchase price will be at the discretion of the Company.

For the six months ended June 30, 2001, the Company repaid $21.3 million of unsecured debt and $37.9 million of secured debt, was relieved of $7.7 million of secured debt in connection with the disposition of properties and assumed $18.2 million of secured debt in connection with the acquisition of properties.

Credit Facilities
United Dominion has a $375 million three-year unsecured revolving credit facility (the "Credit Facility") which extends until August 2003. At June 30, 2001, $323.5 million was outstanding under the Credit Facility leaving $51.5 million available for use.

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

Information concerning short-term bank borrowings is summarized in the table that follows (dollars in thousands):

                                                            Six months ended         Year ended
                                                              June 30, 2001       December 31, 2000
---------------------------------------------------------------------------------------------------
Total revolving credit facilities                                   $375,000              $375,000
Borrowings outstanding at end of period                              323,500               244,400
Weighted average daily borrowings during the period                  262,932               195,128
Maximum daily borrowings during the period                           323,500               308,000
Weighted average interest rate during the period                         6.1%                  7.3%
Weighted average interest rate at end of period                          5.0%                  7.7%

Derivative Instruments
As part of United Dominion's overall interest rate risk management strategy, the Company uses derivatives as a means to modify the interest rate characteristics of variable rate debt obligations or to hedge anticipated financing transactions. The Company's derivative transactions used for interest rate risk management include various interest rate swaps with indices that relate to the pricing of specific financial instruments of United Dominion. The Company believes that it has appropriately controlled the risk so that derivatives used for interest rate risk management will not have any material unintended effect on consolidated earnings. Derivative contracts did not have a material impact on the results of operations during the first half of 2001 (see Note 7 - Derivative Instruments and Hedging Activities).

Funds from Operations
Funds from operations ("FFO") is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from sales of depreciable property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. United Dominion computes FFO for all periods presented in accordance with the recommendations set forth by the National Association of Real Estate Investment Trust's October 1, 1999 White Paper. United Dominion considers FFO in evaluating property acquisitions and its operating performance, and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of United Dominion's operating performance and liquidity. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. Adjusted funds from operations ("AFFO") is defined as FFO excluding recurring capital expenditures. The Company believes AFFO is the best measure of economic profitability for real estate investment trusts.

The following table outlines United Dominion's FFO calculation for the three and six months ended June 30, (dollars in thousands, except per share amounts):

                                                                         Three Months Ended     Six Months Ended
                                                                              June 30,              June 30,
                                                                       --------------------- --------------------
                                                                          2001       2000       2001      2000
                                                                       --------------------- --------------------
Net income                                                              $ 32,245   $ 13,277  $ 37,977  $  31,857

Adjustments:
 Distributions to preferred shareholders                                  (8,590)    (9,221)  (17,653)   (18,629)
 Real estate depreciation, net of outside partners' interest              37,610     43,620    77,542     77,188
 Gains on sale of depreciable property, net of outside partners'
  interest                                                               (20,675)    (5,621)  (24,005)    (8,148)
 Minority interests of unitholders in operating partnership                1,475        294     1,231        962
 Real estate depreciation related to unconsolidated entities                 279         46       463         92
 Extraordinary item-early extinguishment of debt                             372       (586)      559       (358)
                                                                       ---------- ---------- --------- ----------
 Funds from operations-basic                                            $ 42,716   $ 41,809  $ 76,114  $  82,964
                                                                       ========== ========== ========= ==========

Adjustment:
 Distribution to preferred shareholders-Series D (Convertible)             3,857      3,825     7,714      7,650
                                                                       ---------- ---------- --------- ----------
 Funds from operations-diluted                                          $ 46,573   $ 45,634  $ 83,828   $ 90,614
                                                                       ========== ========== ========= ==========
Adjustment:
 Recurring capital expenditures                                           (6,563)    (5,807)  (13,099)   (11,613)
                                                                       ---------- ---------- --------- ----------
 Adjusted funds from operations-diluted                                 $ 40,010   $ 39,827  $ 70,729   $ 79,001
                                                                       ========== ========== ========= ==========

Weighted average number of common shares and OP Units outstanding -
 basic                                                                   108,428    110,774   108,690    110,590
Weighted average number of common shares and  OP Units outstanding -
 diluted                                                                 121,314    123,281   121,442    123,069

Results of Operations
Net Income Available to Common Shareholders
Net income available to common shareholders increased $13.9 million and $1.4 million for the three and six months ended June 30, 2001 compared to the same periods last year. This increase was primarily attributable to (i) higher gains on the sales of investments of $20.6 million and $24.7 million for the three and six months ended June 30, 2001 compared to $5.9 million and $8.5 million for the comparable periods in 2000 and (ii) lower interest costs of $35.8 million and $73.1 million for the three and six months ended June 30, 2001 compared to $39.8 million and $78.8 million for the comparable periods in 2000.

The increase in gains and decrease in expenses were partially offset by (i) a decrease in rental income from $155.1 million and $309.2 million for the three and six months ended June 30, 2000 to $150.9 million and $303.7 million in 2001,
(ii) $8.5 million in non-recurring charges recognized in the first quarter of 2001 related primarily to workforce reductions and severance costs, the write down of seven undeveloped land sites and the Company's investment in an online apartment leasing company and relocation costs for the new executive offices, and (iii) the amount paid to redeem the Company's 9.25% Series A preferred shares that was in excess of the net proceeds received from the initial sale of the shares.

Apartment Community Operations
United Dominion's net income is primarily generated from the operations of its apartment communities. The following table summarizes the operating performance for United Dominion's total apartment portfolio for each of the periods presented (dollars in thousands):

                                              Three Months Ended                    Six Months Ended
                                                   June 30,                             June 30,
                                      ----------------------------------   ----------------------------------
                                          2001         2000    % Change        2001         2000    % Change
                                      ----------------------------------   ----------------------------------
Property rental income                  $ 150,512    $154,764      -2.7%      $ 302,922   $ 308,422     -1.8%
Property rental expenses (excluding
  property management, depreciation
  and amortization)                       (52,565)    (55,562)     -5.4%       (108,060)   (110,337)    -2.1%
                                      ----------------------------------   ----------------------------------
Property operating income               $  97,947    $ 99,202      -1.3%      $ 194,862   $ 198,085     -1.6%
                                      ==================================   ==================================

Weighted average number of homes           76,149      81,606      -6.7%         76,580      81,830     -6.4%
Physical occupancy                           94.0%       94.3%     -0.3%           94.0%       94.0%     0.0%


The decrease in property operating income and property operating expenses by the Company's apartment community operations is due to the disposition of 7,724 apartment homes during 2000 and 2001. As a result of these dispositions, the weighted average number of apartment homes declined 6.7% from June 30, 2000 to June 30, 2001.

Same Communities
United Dominion's same communities (those communities acquired, developed or stabilized prior to April 1, 2000 and held on April 1, 2001 which consisted of 73,348 weighted average apartment homes for the three and six month comparative periods) provided 95% of the Company's property operating income for the six months ended June 30, 2001.

For the second quarter of 2001, property operating income for the same communities increased 4.0% or $3.6 million compared to the same period in 2000. The growth in property operating income resulted from a $4.3 million or 3.1% increase in property rental income over the same period in the prior year. The increase was driven by a $6.0 million or 4.1% increase in rental rates. During the six months ended June 30, 2001, same community property operating income increased 2.9% or $5.3 million compared to the same period last year. The growth in property operating income resulted primarily from a $9.9 million or 3.6% increase in property rental income that was driven by an $11.2 million or 3.8% increase in average monthly rental rates. For both periods, the increased rental rates were partially offset by higher concessions and an increase in bad debt expense. Physical occupancy remained constant at 94.0%.

For the quarter ended June 30, 2001, property operating expenses at these same communities increased only $0.7 million or 1.3%. The increase in property operating expenses was primarily due to a $0.9 million increase in gas costs (net of reimbursement by residents) caused by the run-up in prices of natural gas and a $0.5 million increase in property insurance costs due to a combination of the Company's loss history plus overall increases in market rates. These increases were offset by a $0.5 million decrease in personnel costs as a result of the reduction in force (see "Restructuring Charge" below) and a $0.2 million decrease in administrative and marketing costs.

As a result of the percentage changes in total property operating income and total property operating expenses, the operating margin (property operating income divided by property rental income) for the three and six months ended June 30, 2001 was 65.2% and 64.4% compared to 64.6% and 64.9% for the same periods last year.

Non-Mature Communities
The remaining 5% of United Dominion's property operating income during the first six months of 2001 was generated from its non-mature communities (those communities acquired or developed during 2000 and 2001). United Dominion's development communities which included 1,328 apartment homes constructed since January 1, 2000 provided an additional $3.6 million and $6.7 million of property operating income for the three and six months ended June 30, 2001. In addition, the three communities with 777 apartment homes acquired by United Dominion during 2000 and 2001 provided an additional $1.1 million and $1.6 million of property operating income for the three and six months ended June 30, 2001.

Real Estate Depreciation
Real estate depreciation decreased $6.0 million or 13.7% and increased $0.5 million or 0.6% for the three and six months ended June 30, 2001, over the same periods last year. The decrease for the quarter was primarily attributable to the recognition of approximately $10 million of catch-up depreciation expense on communities transferred from real estate held for disposition to real estate held for investment during the second quarter of 2000 in order to reflect depreciation on these properties while they were classified in real estate held for disposition. Excluding the $10 million, depreciation expense increased by $4.0 million due to the communities transferred in 2000 and increased capital expenditures.

Interest Expense
Interest expense decreased $3.9 million and $5.8 million for the three and six months ended June 30, 2001, respectively, over the same periods last year due to a decrease in the level of outstanding debt and decreasing interest rates. For the six month period, the weighted average amount of debt outstanding decreased 4.9% or $103.1 million from 2000 levels and the weighted average interest rate decreased from 7.6% in 2000 to 7.4% in 2001. For the three month period, the weighted average amount of debt outstanding decreased 6.8% or $143.7 million in 2001 as compared to the same period in the prior year and the weighted average interest rate decreased from 7.6% in 2000 to 7.4% in 2001. The weighted average amount of debt employed during 2001 is lower as a portion of disposition proceeds was used to repay outstanding debt. The decrease in the average interest rate during 2001 reflects the reliance on short-term bank borrowings which had lower interest rates when compared to the same period in the prior year.

Restructuring Charge
During the quarter ended March 31, 2001, United Dominion undertook a comprehensive review of the organizational structure of the Company and its operations subsequent to the appointment of a new senior management team and CEO. As a result, the Company recorded $4.5 million of expense related to the termination of approximately 10% of United Dominion's workforce, or 200 full-time equivalent positions, in operations and at the corporate headquarters. Management anticipates that the reduction in workforce will result in an annualized savings of approximately $3.0 to $3.5 million through ongoing cost efficiencies. These reductions will impact both personnel and general and administrative expenses. As of June 30, 2001, approximately $2.9 million of the accrued charge has been paid with the remainder to be paid during the third quarter of 2001. In addition, United Dominion recognized expense in the aggregate of $0.9 million related to relocation costs associated with the new executive offices in Denver and other miscellaneous costs. No adjustments to the existing reserve are contemplated at this time. All charges came under consideration subsequent to the appointment of the Company's new CEO in February 2001 and were approved by management and the Board of Directors in March 2001.

Impairment Loss on Real Estate and Investments
In connection with the evaluation of the Company's real estate assets and operations during the first quarter of 2001, senior management determined that it was in the Company's best interest to dispose of all undeveloped tracts of land at an accelerated pace and redeploy the proceeds elsewhere. This represented a change from prior management in the holding period of these assets and their respective values. Prior management had purchased these tracts of land in 1999 and 2000 with the intent to build apartment communities on them. In order to accelerate the disposition of these undeveloped land sites, the Company recorded an aggregate $2.8 million impairment loss during the first quarter for the write down of seven undeveloped sites in selected markets. The $2.8 million charge represents the discount necessary to dispose of these assets in a short time frame coupled with decreases in market value in 2001 for these properties. In addition, the Company recognized a $0.3 million charge for the write down of United Dominion's investment in an online apartment leasing company.

General and Administrative
For the three and six months ended June 30, 2001, general and administrative expenses increased $1.9 million or 52.6% and $2.6 million or 34.1% over 2000. The increase was primarily due to an increase in accrued incentive bonus expense during the second quarter of 2001.

Gains on Sales of Investments
For the three and six months ended June 30, 2001, United Dominion recognized gains for financial reporting purposes of $20.6 million and $24.7 million, respectively, compared to $5.9 million and $8.5 million for the comparable periods last year. Changes in the level of gains recognized from period to period reflect the changing level of United Dominion's divestiture activity from period to period as well as the extent of gains related to specific properties sold.

Premium on Preferred Share Repurchases
During the second quarter of 2001, United Dominion redeemed all of the Company's 9.25% Series A preferred shares. The amount paid to redeem these shares in excess of the net proceeds received from the sale of the shares is reflected in the Statement of Operations as a reduction of net income available to common shareholders.

Contingencies
During the third quarter of 2000, the Company agreed to settle a class action lawsuit concerning water usage billing in Texas in the amount of $2.7 million. As a result of the settlement, the Company accrued $2.7 million in 2000 for the settlement amount and estimated fees. The settlement received final court approval during the first quarter of 2001 and the Company subsequently made payment during the second quarter.

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

See United Dominion's Form 10-K for the year ended December 31, 2000 "Item 7A Qualitative and Quantitative Disclosures About Market Risk" for a more complete discussion of our interest rate sensitive assets and liabilities. As of June 30, 2001, United Dominion's market risk has not changed materially from the amounts reported on the Form 10-K for the year ended December 31, 2000.

                                    PART II

Item 1. LEGAL PROCEEDINGS
-------------------------

        United Dominion and its subsidiaries are engaged in various litigations and have a number of unresolved claims pending. The ultimate liability in respect of such litigations and claims cannot be determined at this time. United Dominion is of the opinion that such liability, to the extent not provided for through insurance or otherwise, is not likely to be material in relation to the consolidated financial statements of United Dominion. During the second quarter of 2001, United Dominion made payment of approximately $2.7 million to settle a class action lawsuit concerning water usage billing in Texas.

Item 2. CHANGES IN SECURITIES
-----------------------------

        None

Item 3. DEFAULT UPON SENIOR SECURITIES
--------------------------------------

        None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

        On May 8, 2001, the Company held its Annual Meeting of Shareholders. The following persons were elected directors by the indicated vote.

        Name                              Votes For             Votes Withheld
        ----                              ---------             --------------
R. Toms Dalton, Jr.                      90,377,671              1,324,979
Robert P. Freeman                        90,369,665              1,332,985
Jon A. Grove                             90,372,175              1,330,475
James D. Klingbeil                       90,335,526              1,367,124
Robert C. Larson                         90,233,316              1,469,334
John P. McCann                           90,266,263              1,436,387
Lynne B. Sagalyn                         90,429,472              1,273,178
Mark J. Sandler                          90,439,993              1,262,657
Robert W. Scharar                        90,412,155              1,290,495
Thomas W. Toomey                         90,402,604              1,300,046

        The Company's proposed Out-Performance Program, pursuant to which officers and key employees are permitted to purchase performance shares of the Company's limited partnership subsidiary, United Dominion Realty, L.P., the value of which depends upon the achievement of specified performance goals established by the Board of Directors, was approved by a vote of 50,520,314 shares for, 12,119,738 shares against, 1,499,942 shares abstained and 27,562,656 broker non-votes.

        Finally, the Company's proposed Long-Term Incentive Compensation
Plan, providing for formula grants of stock options to directors and awards at the discretion of the Compensation Committee of the Board of Directors of stock options, stock appreciation rights, restricted stock, dividend equivalents, other stock-based awards, any other rights or interests relating to common stock, or cash to officers and employees, was approved by a vote of 80,194,579 shares for, 10,075,102 shares against and 1,432,969 shares abstained.


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

        A Form 8-K was filed with the Securities and Exchange Commission on May 17, 2001. The filing reported United Dominion's redemption of Series A preferred stock as reported on its Press Release issued on May 16, 2001.

        A Form 8-K was filed with the Securities and Exchange Commission on June 7, 2001. The filing included information that United Dominion will present to current and prospective stockholders and other persons and institutions as first presented on June 7, 2001.

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

Exhibit           Description                                 Location
-------           -----------------------------------         -----------------------------------------------------
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

4(i)(d)(a)        First Amended and Restated Rights           Exhibit 4(i)(d)(a) to the Company's Quarterly
                  Agreement dates as of September 14,         Report on Form 10-Q for the quarter ended
                  1999, between the Company                   September 30, 1999.
                  and ChaseMellon Shareholders Services,
                  L.L.C., as Rights Agent

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

10(xv)            Retirement Agreement and Covenant           Exhibit 10(xv) to the Company's Quarterly
                  Not to Compete between the Company          Report on Form 10-Q for the quarter
                  and John P. McCann dated March 20,          ended March 31, 2001.
                  2001.

10(xvii)          Employment Separation Agreement             Exhibit 10(xvii) to the Company's Quarterly
                  between the Company and A. William          Report on Form 10-Q for the quarter
                  Hamill dated March 20, 2001.                ended March 31, 2001.

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



Date: August 14, 2001                         /s/ Christopher D. Genry
----------------------------------            ---------------------------------
                                              Christopher D. Genry
                                              Executive Vice President and
                                                      Chief Financial Officer


Date: August 14, 2001                         /s/ Scott A. Shanaberger
----------------------------------            ---------------------------------
                                              Scott A. Shanaberger
                                              Vice President and
                                                      Chief Accounting Officer