Form 10-Q
period 2001-09-30
UNITED DOMINION REALTY TRUST INC
filed 2001-11-14
CIK 74208

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

                For the quarterly period ended September 30, 2001

                                       OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         Commission file number 1-10524
                                                -------


                       UNITED DOMINION REALTY TRUST, INC.
              -----------------------------------------------------
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

                                    Yes  X        No___
                                        ---


                       APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 9, 2001:

Common Stock, $1 Par Value:   99,083,281
                            _________________

                       UNITED DOMINION REALTY TRUST, INC.
                                    FORM 10-Q
                                      INDEX

                                                                                                                   PAGE
                                                                                                                   ----
                         PART I - FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements (unaudited)

              Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000.....................        3

              Consolidated Statements of Operations for the three and nine months ended
                  September 30, 2001 and 2000................................................................        4

              Consolidated Statements of Cash Flows for the nine months ended September 30, 2001
                  and 2000...................................................................................        5

              Consolidated Statement of Shareholders' Equity for the nine months ended
                  September 30, 2001.........................................................................        6

              Notes to Consolidated Financial Statements.....................................................     7-14

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.................................................................................    15-25

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.....................................       26


                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings..............................................................................       27

Item 2.       Changes in Securities..........................................................................       27

Item 3.       Defaults Upon Senior Securities................................................................       27

Item 4.       Submission of Matters to a Vote of Security Holders............................................       27

Item 5.       Other Information..............................................................................       27

Item 6.       Exhibits and Reports on Form 8-K...............................................................    27-31

Signatures  .................................................................................................       32

                       UNITED DOMINION REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                                              September 30,          December 31,
                                                                                                   2001                  2000
      -----------------------------------------------------------------------------------------------------------------------------
      ASSETS

      Real estate owned:
           Real estate held for investment (Note 2)                                         $      3,759,625       $      3,758,974
               Less: accumulated depreciation                                                       (608,642)              (506,871)
                                                                                            ----------------       ----------------
                                                                                                   3,150,983              3,252,103
           Real estate under development                                                              54,010                 60,366
           Real estate held for disposition (net of accumulated depreciation
           of $0 and $2,534) (Note 3)                                                                 15,567                 14,446
                                                                                            ----------------       ----------------
           Total real estate owned, net of accumulated depreciation                                3,220,560              3,326,915
      Cash and cash equivalents                                                                        7,221                 10,305
      Restricted cash                                                                                 34,283                 44,943
      Deferred financing costs, net                                                                   14,240                 14,271
      Investment in unconsolidated development joint venture (Note 4)                                  7,515                  8,088
      Other assets                                                                                    39,192                 49,435
                                                                                            ----------------       ----------------
           Total assets                                                                     $      3,323,011       $      3,453,957
                                                                                            ================       ================

      LIABILITIES AND SHAREHOLDERS' EQUITY

      Secured debt (Note 5)                                                                 $        991,290       $        866,115
      Unsecured debt (Note 6)                                                                      1,076,921              1,126,215
      Real estate taxes payable                                                                       34,114                 30,554
      Accrued interest payable                                                                        16,421                 18,059
      Security deposits and prepaid rent                                                              21,494                 22,524
      Distributions payable                                                                           32,310                 36,128
      Accounts payable, accrued expenses and other liabilities                                        63,467                 47,144
                                                                                            ----------------       ----------------
           Total liabilities                                                                       2,236,017              2,146,739

      Minority interests                                                                              77,406                 88,326

      Shareholders' equity
           Preferred stock, no par value; $25 liquidation preference,
           25,000,000 shares authorized;
               0 shares 9.25% Series A Cumulative Redeemable issued and outstanding
                  (3,969,120 in 2000)                                                                      -                 99,228
               5,416,009 shares 8.60% Series B Cumulative Redeemable issued and outstanding
                  (5,439,109 in 2000)                                                                135,400                135,978
               8,000,000 shares 7.50% Series D Cumulative Convertible Redeemable issued
                  and outstanding (8,000,000 in 2000)                                                175,000                175,000
           Common stock, $1 par value; 150,000,000 shares authorized
               99,149,807 shares issued and outstanding (102,219,250 in 2000)                         99,150                102,219
           Additional paid-in capital                                                              1,047,338              1,081,387
           Distributions in excess of net income                                                    (424,031)              (366,531)
           Deferred compensation - unearned restricted stock awards                                   (1,751)                  (828)
           Notes receivable from officer-shareholders                                                 (5,482)                (7,561)
           Accumulated other comprehensive loss (Note 7)                                             (16,036)                     -
                                                                                            ----------------       ----------------
               Total shareholders' equity                                                          1,009,588              1,218,892
                                                                                            ----------------       ----------------
           Total liabilities and shareholders' equity                                       $      3,323,011       $      3,453,957
                                                                                            ================       ================


   See accompanying notes to consolidated financial statements.

                       UNITED DOMINION REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                   Three Months Ended September 30,  Nine Months Ended September 30,
                                                                       2001              2000             2001             2000
                                                                   --------------------------------  -------------------------------
REVENUES
  Rental income                                                    $    153,814     $     157,041    $     462,753   $    470,844
  Non-property income                                                       363             1,383            2,168          4,432
                                                                   ------------     -------------    -------------   ------------
       Total revenues                                                   154,177           158,424          464,921        475,276

EXPENSES
  Rental expenses:
         Real estate taxes and insurance                                 16,480            17,042           51,287         52,209
         Personnel                                                       16,150            16,311           47,114         49,335
         Repair and maintenance                                           9,795             9,905           26,617         27,568
         Utilities                                                        8,557             9,253           27,997         26,585
         Administrative and marketing                                     5,702             6,121           17,074         18,110
         Property management                                              4,487             4,557           12,802         13,960
         Other operating expenses                                           364               337            1,140          1,069
  Real estate depreciation                                               36,029            37,349          114,440        115,305
  Interest                                                               36,633            39,100          109,688        117,926
  Severance costs and other organizational charges (Note 9)                   -             1,020            5,404          1,020
  Litigation settlement charges                                               -             2,700                -          2,700
  Impairment loss on real estate and investments (Note 3)                     -                 -            3,188              -
  General and administrative                                              4,546             3,546           14,693         11,114
  Other depreciation and amortization                                       844               984            2,579          3,438
                                                                   ------------     -------------    -------------   ------------
       Total expenses                                                   139,587           148,225          434,023        440,339
                                                                   ------------     -------------    -------------   ------------

Income before gains on sales of investments, minority interests
  and extraordinary item                                                 14,590            10,199           30,898         34,937
Gains on sales of depreciable property                                        -            10,429           24,748         18,890
Gains on sales of land                                                        -               832                -            832
                                                                   ------------     -------------    -------------   ------------
Income before minority interests and extraordinary item                  14,590            21,460           55,646         54,659
Minority interests of outside partnerships                                 (370)             (388)          (1,659)        (1,126)
Minority interests of unitholders in operating partnerships                (487)             (798)          (1,718)        (1,760)
                                                                   ------------     -------------    -------------   ------------
Income before extraordinary item                                         13,733            20,274           52,269         51,773
Extraordinary item - early extinguishment of debt                          (186)              (91)            (745)           267
                                                                   ------------     -------------    -------------   ------------
Net income                                                               13,547            20,183           51,524         52,040
Distributions to preferred shareholders - Series A and B                 (2,912)           (5,354)         (12,851)       (16,333)
Distributions to preferred shareholders - Series D (Convertible)         (3,857)           (3,825)         (11,571)       (11,475)
(Premium) / discount on preferred share repurchases                           -               157           (3,496)         2,334
                                                                   ------------     -------------    -------------   ------------

Net income available to common shareholders                        $      6,778     $      11,161    $      23,606   $     26,566
                                                                   ============     =============    =============   ============


Earnings per common share (Note 8):

  Basic                                                            $       0.07     $        0.11    $        0.23   $       0.26
                                                                   ============     =============    =============   ============
  Diluted                                                          $       0.07     $        0.11    $        0.23   $       0.26
                                                                   ============     =============    =============   ============

Common distributions declared per share                            $     0.2700     $      0.2675    $      0.8100   $     0.8025
                                                                   ============     =============    =============   ============

Weighted average number of common shares outstanding-basic               99,623           103,258          100,612        103,160
Weighted average number of common shares outstanding-diluted            100,466           103,514          101,292        103,346

See accompanying notes to consolidated financial statements.

                       UNITED DOMINION REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

 Nine Months Ended September 30,                                                                 2001                       2000
 -----------------------------------------------------------------------------------------------------------------------------------
 Operating Activities
     Net income                                                                               $     51,524              $    52,040
     Adjustments to reconcile net income to cash provided
       by operating activities:
          Depreciation and amortization                                                            117,019                  118,743
          Impairment loss on real estate and investments                                             3,188                        -
          Gains on sales of investments                                                            (24,748)                 (19,722)
          Minority interests                                                                         3,377                    2,886
          Extraordinary item-early extinguishment of debt                                              745                     (267)
          Amortization of deferred financing costs and other                                         2,666                    4,219
          Changes in operating assets and liabilities:
            Increase in operating liabilities                                                          472                    3,120
            Decrease / (increase) in operating assets                                               18,021                   (2,572)
                                                                                              ------------              -----------
 Net cash provided by operating activities                                                         172,264                  158,447

 Investing Activities
     Proceeds from sales of real estate investments, net                                           118,565                  141,892
     Proceeds received for excess expenditures over investment contribution
         in development joint venture                                                                    -                   33,412
     Development of real estate assets and other major improvements                                (49,852)                 (66,061)
     Capital expenditures - real estate assets, net of escrow reimbursement                        (34,511)                 (31,603)
     Acquisition of real estate assets, net of liabilities assumed                                  (8,296)                  (4,635)
     Capital expenditures - non-real estate assets                                                    (789)                    (889)
                                                                                              ------------              -----------
 Net cash provided by investing activities                                                          25,117                   72,116

 Financing Activities
     Proceeds from the issuance of secured notes payable                                           179,600                   38,285
     Scheduled principal payments on secured notes payable                                         (33,265)                 (29,420)
     Non-scheduled principal payments on secured notes payable                                     (31,947)                 (78,264)
     Proceeds from the issuance of unsecured notes payable                                               -                  146,700
     Payments on unsecured notes payable                                                           (21,308)                 (51,246)
     Net borrowing/(repayment) of short-term bank debt                                             (27,500)                (123,100)
     Payment of financing costs                                                                     (2,475)                  (5,441)
     Cash paid to buy out minority interests                                                        (4,267)                       -
     Proceeds from the issuance of common stock                                                      8,981                    7,524
     Proceeds from the issuance of performance shares                                                1,214                        -
     Distributions paid to minority interests                                                      (10,687)                  (7,548)
     Distributions paid to preferred shareholders                                                  (27,713)                 (27,780)
     Distributions paid to common shareholders                                                     (81,634)                 (82,494)
     Repurchase of common and preferred stock                                                     (149,464)                 (14,572)
                                                                                              ------------              -----------
 Net cash used in financing activities                                                            (200,465)                (227,356)

 Net (decrease) / increase in cash and cash equivalents                                             (3,084)                   3,207
 Cash and cash equivalents, beginning of period                                                     10,305                    7,678
                                                                                              ------------              -----------
 Cash and cash equivalents, end of period                                                     $      7,221              $    10,885
                                                                                              ============              ===========

 Supplemental Information:
     Interest paid during the period                                                          $    112,807              $   113,878
     Conversion of operating partnership units to common stock                                          43                      241
     Issuance of restricted stock awards                                                             1,547                      831
     Non-cash transactions associated with the acquisition of properties:
         Secured debt assumed                                                                       18,229                   10,130
     Non-cash transactions associated with the disposition of properties:
         Reduction in secured debt                                                                   7,694                   27,504

     See accompanying notes to consolidated financial statements.

                       UNITED DOMINION REALTY TRUST, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        (In thousands, except share data)
                                   (Unaudited)

                                                             Preferred Stock               Common Stock           Paid-in
                                                       -------------------------------------------------------
                                                           Shares         Amount       Shares         Amount      Capital
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                 17,408,229    $ 410,206  102,219,250     $ 102,219   $ 1,081,387
Comprehensive Income
  Net income
  Other comprehensive loss:
      Cumulative effect of a change in
       accounting principle (Note 7)
      Unrealized loss on derivative instruments
        (Note 7)
  -------------------------------------------------------------------------------------------------------------------------
  Comprehensive income
  -------------------------------------------------------------------------------------------------------------------------
  Issuance of common shares to employees,
      officers and director-shareholders                                                349,146           350         3,606
  Issuance of common shares through
       dividend reinvestment
      and stock purchase plan                                                           254,133           254         3,013
  Purchase of common and preferred stock                      (91,900)      (2,298)  (3,842,766)       (3,843)      (45,778)
  Redemption of Preferred A stock                          (3,900,320)     (97,508)                                   3,496
  Issuance of restricted stock awards                                                   127,100           127         1,420
  Adjustment for cash purchase and conversion of
      minority interests of unitholders in
       operating partnerships                                                            42,944            43           194
  Principal repayments on notes receivable from
       officer-shareholders
  Common stock distributions declared
       ($.81 per share)
  Preferred stock distributions declared-Series A
       ($1.05 per share)
  Preferred stock distributions declared-Series B
       ($1.58 per share)
  Preferred stock distributions declared-Series D
       ($1.44 per share)
  Amortization of deferred compensation
                                                       --------------------------------------------------------------------
Balance, September 30, 2001                                13,416,009    $ 310,400   99,149,807     $  99,150   $ 1,047,338
                                                       ====================================================================


                                                                                              Deferred        Accumulated
                                                       Distributions   Notes Receivable     Compensation -       Other
                                                        in Excess of    from Officer -   Unearned Restricted Comprehensive
                                                         Net Income      Shareholders        Stock Awards         Loss
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                             $    (366,531) $   (7,561)       $              (828) $           -
Comprehensive Income
  Net income                                                  51,524
  Other comprehensive loss:
      Cumulative effect of a change in
       accounting principle (Note 7)                                                                                (3,848)
      Unrealized loss on derivative instruments
        (Note 7)                                                                                                   (12,188)
  ------------------------------------------------------------------------------------------------------------------------
  Comprehensive income                                        51,524                                               (16,036)
  ------------------------------------------------------------------------------------------------------------------------
  Issuance of common shares to employees,
      officers and director-shareholders
  Issuance of common shares through
       dividend reinvestment
      and stock purchase plan
  Purchase of common and preferred stock
  Redemption of Preferred A stock                             (3,496)
  Issuance of restricted stock awards                                                                (1,547)
  Adjustment for cash purchase and conversion of
      minority interests of unitholders in
       operating partnerships
  Principal repayments on notes receivable from
       officer-shareholders                                                2,079
  Common stock distributions declared
       ($.81 per share)                                      (81,106)
  Preferred stock distributions declared-Series A
       ($1.05 per share)                                      (4,111)
  Preferred stock distributions declared-Series B
       ($1.58 per share)                                      (8,740)
  Preferred stock distributions declared-Series D
       ($1.44 per share)                                     (11,571)
  Amortization of deferred compensation                                                                 624
                                                       -------------------------------------------------------------------
Balance, September 30, 2001                            $    (424,031) $   (5,482)       $            (1,751) $     (16,036)
                                                       ===================================================================


                                                         Total
-----------------------------------------------------------------
Balance, December 31, 2000                            $ 1,218,892
Comprehensive Income
  Net income                                               51,524
  Other comprehensive loss:
      Cumulative effect of a change in
       accounting principle (Note 7)                       (3,848)
      Unrealized loss on derivative instruments
        (Note 7)                                          (12,188)
  ---------------------------------------------------------------
  Comprehensive income                                     35,488
  ---------------------------------------------------------------
  Issuance of common shares to employees,
      officers and director-shareholders                    3,956
  Issuance of common shares through
       dividend reinvestment
      and stock purchase plan                               3,267
  Purchase of common and preferred stock                  (51,919)
  Redemption of Preferred A stock                         (97,508)
  Issuance of restricted stock awards                           -
  Adjustment for cash purchase and conversion of                -
      minority interests of unitholders in
       operating partnerships                                 237
  Principal repayments on notes receivable from
       officer-shareholders                                 2,079
  Common stock distributions declared
       ($.81 per share)                                   (81,106)
  Preferred stock distributions declared-Series A
       ($1.05 per share)                                   (4,111)
  Preferred stock distributions declared-Series B
       ($1.58 per share)                                   (8,740)
  Preferred stock distributions declared-Series D
       ($1.44 per share)                                  (11,571)
  Amortization of deferred compensation                       624
                                                      -----------
Balance, September 30, 2001                           $ 1,009,588
                                                      ===========


See accompanying notes to consolidated financial statements.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

1.  Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of United Dominion and its subsidiaries, including United Dominion Realty, L.P. (the "Operating Partnership"), and Heritage Communities L.P. (the "Heritage OP"), (collectively, "United Dominion"). As of September 30, 2001, there were 74,962,675 units in the Operating Partnership outstanding, of which 68,497,168 units, or 91.4%, were owned by United Dominion and 6,465,507 units, or 8.6%, were owned by non-affiliated limited partners. As of September 30, 2001, there were 5,501,300 units in the Heritage OP outstanding, of which 4,876,208 units, or 88.6%, were owned by United Dominion and 625,092 units, or 11.4%, were owned by non-affiliated limited partners. The consolidated financial statements of United Dominion include the minority interests of the unitholders in the operating partnerships.

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

In the opinion of management, the consolidated financial statements reflect all adjustments which are necessary for the fair presentation of financial position at September 30, 2001 and results of operations for the interim periods ended September 30, 2001 and 2000. Such adjustments are normal and recurring in nature. All significant inter-company accounts and transactions have been eliminated in consolidation. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

2.  Real Estate Held for Investment
At September 30, 2001 there are 271 communities with 76,431 apartment homes classified as real estate held for investment. The following table summarizes the components of real estate held for investment at September 30, 2001 and December 31, 2000 (dollars in thousands):


                                                                 September 30,          December 31,
                                                                      2001                  2000
                                                                 --------------        --------------
                  Land and land improvements                         $  563,033            $  668,003
                  Buildings and improvements                          2,990,781             2,902,386
                  Furniture, fixtures and equipment                     205,179               188,321
                  Construction in progress                                  632                   264
                                                                 --------------        --------------
                  Real estate held for investment                     3,759,625             3,758,974
                  Accumulated depreciation                             (608,642)             (506,871)
                                                                 --------------        --------------
                  Real estate held for investment, net
                    of accumulated depreciation                      $3,150,983            $3,252,103
                                                                 ==============        ==============

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

3.  Real Estate Held for Disposition
At September 30, 2001, United Dominion had six parcels of land included in real estate held for disposition totaling $15.6 million.

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

4.  Investment in Unconsolidated Joint Ventures
At September 30, 2001, United Dominion's investment in an unconsolidated joint venture ("the venture") consisted of a 25% partnership interest in a development joint venture in which the Company is serving as the managing partner. No gain or loss was recognized on the Company's contribution to the development joint venture. The venture is developing five apartment communities with a total of 1,438 homes for an aggregate total cost of approximately $103 million. Upon closing of the venture in June 2000, United Dominion contributed the projects in return for its equity interest of approximately $8 million in the venture and was reimbursed for approximately $35 million of development outlays that were incurred prior to closing the joint venture.

United Dominion serves as the developer, general contractor and property manager for the venture and recognized fee income, to the extent of the outside partner's interest, of approximately $0.9 million for services provided by the Company to the joint venture for the nine months ended September 30, 2001. As of September 30, 2001, construction of all five of the joint venture properties were complete. The Company has the option, but not the obligation, to purchase these properties for fair value through December 31, 2006. If the Company or the joint venture partner elects to not purchase these properties, the joint venture will then dispose of the assets to a third party at the then market price. Although the legal termination date of the joint venture is December 2006, the Company does not anticipate that the venture's useful life will exceed three years.

The following is a summary of the financial position of the joint venture as of September 30, 2001 and December 31, 2000 (dollars in thousands):

                                                                  September 30,    December 31,
                                                                     2001            2000
                                                                 --------------  --------------
                 Assets:
                 Real estate, net                                    $ 96,956         $85,644
                 Other assets                                           3,823           6,507
                                                                 --------------  --------------
                         Total assets                                $100,779         $92,151
                                                                 ==============  ==============

                 Liabilities and partners' equity:
                 Mortgage notes payable                              $ 65,938         $49,785
                 Other liabilities                                      5,459          11,436
                 Partners' equity                                      29,382          30,930
                                                                 --------------  --------------
                         Total liabilities and partners' equity      $100,779         $92,151
                                                                 ==============  ==============

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

5.  Secured Debt

Secured debt, which encumbers $1.7 billion or 44.9% of United Dominion's real estate owned ($2.1 billion or 55.1% of United Dominion's real estate owned is unencumbered) consists of the following at September 30, 2001 (dollars in thousands):

                                                                                                         No. of
                                                                  Weighted Avg.     Weighted Avg.     Communities
                                      Principal Outstanding       Interest Rate   Years to Maturity    Encumbered
                                   ---------------------------   ---------------------------------------------------
                                   September 30,  December 31,
                                       2001           2000             2001             2001              2001
--------------------------------------------------------------   ---------------------------------------------------
Fixed Rate Debt
Mortgage Notes Payable (a)             $502,827       $513,962              7.78%               4.8               73
Tax-Exempt Secured Notes Payable         76,207         79,756              6.91%              12.4               10
Secured Credit Facilities (b)            17,000         17,000              7.04%              12.3               --
                                   ---------------------------  ----------------------------------------------------
Total Fixed Rate Secured Debt           596,034        610,718              7.65%               6.0               83

Variable Rate Debt
Secured Credit Facilities (b)           360,160        216,960              4.26%              11.4               30
Tax-Exempt Secured Notes Payable         19,915         19,916              2.16%              23.7                3
Mortgage Notes Payable                   15,181         18,521              4.64%               6.9                4
                                   ---------------------------  ----------------------------------------------------
Total Variable Rate Secured Debt        395,256        255,397              4.17%              11.9               37
                                   ---------------------------  ----------------------------------------------------
Total Secured Debt                     $991,290       $866,115              6.26%               8.4              120
                                   ===========================  ====================================================

(a) Includes fair value adjustments aggregating $8.7 million at September 30, 2001 and $10.2 million at December 31, 2000, recorded in connection with the mergers in 1998.

(b) At September 30, 2001, United Dominion had $377.2 million outstanding under three revolving credit facilities with the Federal National Mortgage Association (the "FNMA Credit Facilities"). At September 30, 2001, the FNMA Credit Facilities had a weighted average floating rate of interest of 4.39% after giving effect to swap agreements. In order to limit a portion of its interest rate exposure, United Dominion has two interest rate swap agreements associated with the FNMA Credit Facilities. These agreements have an aggregate notional value of $17 million under which United Dominion pays a fixed rate of interest and receives a variable rate on the notional amount. The interest rate swap agreements effectively change United Dominion's interest rate exposure on $17 million of secured debt from a variable rate to a weighted average fixed rate of 7.04%.

Approximate principal payments due during each of the next five calendar years and thereafter, as of September 30, 2001, are as follows (dollars in thousands):


                                                     Total
                                  Fixed Rate    Variable Rate      Secured
                    Year          Maturities      Maturities     Maturities
                -----------------------------------------------------------

                          2001   $    21,648    $         70     $   21,718
                          2002        49,055           5,399         54,454
                          2003        55,033             370         55,403
                          2004       139,201             391        139,592
                          2005       120,966           5,138        126,104
                    Thereafter       210,130         383,889        594,019
                                 -------------- ---------------------------
                         Total   $   596,033    $    395,257     $  991,290
                                 ============== ===========================

                          UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                  (UNAUDITED)

6.   UNSECURED DEBT
A summary of unsecured debt at September 30, 2001 and December 31, 2000 is as follows (dollars in thousands):

                                                                               2001               2000
                                                                          -------------      -------------
Commercial Banks
         Borrowings outstanding under an
            unsecured credit facility due August 2003 (a) (b)             $     216,900      $    244,400
         Borrowings outstanding under an
            unsecured term loan due May 2004-2005 (c)                           100,000           100,000

Senior Unsecured Notes - Other
         7.60% Medium-Term Notes due January 2002                                46,750            48,750
         7.65% Medium-Term Notes due January 2003 (d)                            10,000            10,000
         7.22% Medium-Term Notes due February 2003                               11,815            11,900
         5.05% City of Portland, OR Bonds due October 2003                        7,345             7,345
         8.63% Notes due March 2003                                              78,030            79,030
         7.98% Notes due March 2002-2003 (e)                                     14,857            22,285
         7.67% Medium-Term Notes due January 2004                                53,510            54,000
         7.73% Medium-Term Notes due April 2005                                  22,400            22,400
         7.02% Medium-Term Notes due November 2005                               49,760            50,000
         7.95% Medium-Term Notes due July 2006                                  103,179           107,398
         7.07% Medium-Term Notes due November 2006                               25,000            25,000
         7.25% Notes due January 2007                                           105,020           110,080
         ABAG Tax-Exempt Bonds due August 2008                                   46,700            46,700
         8.50% Monthly Income Notes due November 2008                            57,400            57,400
         8.50% Debentures due September 2024 (f)                                124,920           125,500
         Other (g)                                                                3,335             4,027
                                                                          -------------      ------------
                                                                                760,021           781,815
                                                                          -------------      ------------
               Total Unsecured Debt                                       $   1,076,921      $  1,126,215
                                                                          =============      ============

(a) Weighted average interest rate of 6.22% and 7.5% at September 30, 2001 and December 31, 2000, respectively.
(b) United Dominion had eight interest rate swap agreements associated with commercial bank borrowings with an aggregate notional value of $155 million under which United Dominion pays a fixed rate of interest and receives a variable rate of interest on the notional amounts. The interest rate swaps effectively change United Dominion's interest rate exposure on these borrowings from a variable rate to a weighted average fixed rate of approximately 6.98%.
(c) United Dominion had five interest rate swap agreements associated with borrowings under the term loan with an aggregate notional value of $100 million under which United Dominion pays a fixed rate of interest and receives a variable rate of interest on the notional amounts. The interest rate swaps effectively change United Dominion's interest rate exposure on these borrowings from a variable rate to a weighted average fixed rate of approximately 7.53%.
(d) United Dominion had one interest rate swap agreement associated with these unsecured notes with an aggregate notional value of $10 million under which United Dominion pays a fixed rate of interest and receives a variable rate on the notional amount. The interest rate swap agreement effectively changes United Dominion's interest rate exposure on the $10 million from a variable rate to a fixed rate of 7.65%.
(e)   Payable annually in two equal principal installments of $7.4 million.
(f) Includes an investor put feature that grants a one-time option to redeem the debentures in September 2004.
(g) Includes $3.2 million and $3.8 million at September 30, 2001 and December 31, 2000, respectively, of deferred gains from the termination of interest rate risk management agreements.

                          UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                  (UNAUDITED)

7.   Derivative Instruments and Hedging Activities
Statements of Financial Accounting Standards No. 133 and 138, "Accounting for Certain Derivative Instruments and Hedging Activities" became effective on January 1, 2001. The new accounting standards require companies to carry all derivative instruments, including certain embedded derivatives, in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based on the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. At September 30, 2001, all of the Company's derivative financial instruments are designated as cash flow hedges of underlying exposures, and are qualifying hedges for financial reporting purposes. For derivative instruments that qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings during the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. The adoption of Statements 133 and 138 on January 1, 2001 resulted in a cumulative effect of an accounting change of a $3.8 million loss, all of which was recorded directly to other comprehensive loss.

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

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                  (UNAUDITED)


The following table presents the fair values of the Company's derivative instruments outstanding as of September 30, 2001 (dollars in thousands):

              ---------------------------------------------------------------------------------------
                 Notional        Fixed        Type of       Effective      Contract      Fair Value
                  Amount         Rate         Contract        Date         Maturity        Gain /
                                                                                          (Loss)
             ----------------------------------------------------------------------------------------
              Secured Debt:
              FNMA

                   $   7,000     6.78%          Swap        06/30/99       06/30/04        $   (453)
                      10,000     7.22%          Swap        12/01/99       04/01/04            (704)
                   ---------     ----                                                      --------

                      17,000     7.04%                                                       (1,157)

              Unsecured Debt:
              Bank Credit Facility

                       5,000     7.32%          Swap        06/26/95       07/01/04            (360)
                      10,000     7.14%          Swap        10/18/95       10/03/02            (403)
                       5,000     6.98%          Swap        11/21/95       10/03/02            (192)
                      25,000     7.39%          Swap        11/01/00       08/01/03          (1,568)
                      25,000     7.39%          Swap        11/01/00       08/01/03          (1,568)
                      25,000     7.21%          Swap        12/01/00       08/01/03          (1,413)
                      25,000     7.21%          Swap        12/04/00       08/01/03          (1,413)
                      35,000     5.98%          Swap        03/13/01       04/01/03          (1,098)
                   ---------     ----                                                      --------

                     155,000     6.98%                                                       (8,015)

              Bank Term Loan

                      25,000     7.49%          Swap        11/15/00       05/15/03          (1,385)
                      20,000     7.49%          Swap        11/15/00       05/15/03          (1,109)
                      23,500     7.62%          Swap        11/15/00       05/15/04          (1,773)
                      23,000     7.62%          Swap        11/15/00       05/15/04          (1,736)
                       8,500     7.26%          Swap        12/04/00       05/15/03            (453)
                   ---------     ----                                                      --------

                     100,000     7.53%                                                       (6,456)

              Medium-Term Notes

                      10,000     7.65%          Swap        01/26/99       01/27/03            (472)

              ---------------------------------------------------------------------------------------
                   $ 282,000                                                               $(16,100)
              =======================================================================================


During the quarter ended September 30, 2001, United Dominion recognized $6.2 million of unrealized losses in accumulated other comprehensive loss related to the Company's hedging instruments and $32.7 thousand in net loss related to the ineffective portion of the Company's hedging instruments. For the nine months ended September 30, 2001, the Company has recognized $12.1 million of unrealized losses in accumulated other comprehensive loss, a $64.0 thousand loss in net income, and a $3.8 million loss as a cumulative effect of a change in accounting principle.

As of September 30, 2001, United Dominion expects to reclassify $8.6 million of net losses on derivative instruments from accumulated other comprehensive income to earnings (interest expense) during the next twelve months in order to artificially fix the interest rate on the related hedged transactions.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                  (UNAUDITED)

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

                                                                  Three months ended        Nine months ended
                                                                      September 30,           September 30,
                                                                    2001        2000         2001        2000
                                                                ----------------------    ---------    -----------
Numerator for basic and diluted earnings per share-
  net income available to common shareholders                   $   6,778    $  11,161    $  23,606    $    26,566

Denominator:
Beginning denominator for basic earnings
   per share-weighted average common
   shares outstanding                                              99,777      103,354      100,766        103,256
Non-vested restricted stock                                          (154)         (96)        (154)           (96)
                                                                ---------    ---------    ---------    -----------
Denominator for basic earnings per share                           99,623      103,258      100,612        103,160
                                                                ---------    ---------    ---------    -----------

Non-vested restricted stock                                           154           96          154             96

Effect of dilutive securities:
Employee stock options                                                689          160          526             90
                                                                ---------    ---------    ---------    -----------
Denominator for diluted earnings per share                        100,466      103,514      101,292        103,346
                                                                =========    =========    =========    ===========

Basic earnings per share                                        $    0.07    $    0.11    $    0.23    $      0.26
                                                                =========    =========    =========    ===========
Diluted earnings per share                                      $    0.07    $    0.11    $    0.23    $      0.26
                                                                =========    =========    =========    ===========

The effect of the conversion of the operating partnership units and convertible preferred stock is not dilutive and is therefore not included in the above calculations. If the operating partnership units were converted to common stock, the additional shares of common stock outstanding for the three and nine months ended September 30, 2001 and 2000 would be 7,222,480 and 7,354,237 for 2001 and 7,489,450 and 7,498,455 for 2000, respectively. If the convertible preferred stock was converted to common stock, the additional shares of common stock outstanding for the three and nine months ended September 30, 2001 and 2000 would be 12,307,692 common shares.

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

The planned workforce reductions resulted in a charge of $4.5 million and in the planned termination of approximately 200 full time equivalent positions, or 10% of total staffing in corporate functions, including senior management and general and administrative functions, and in apartment operations. Employee termination benefits include severance packages and related benefits and outplacement services for employees terminated. As of September 30, 2001, approximately 230 employees have been terminated. All of the unpaid charge was paid during the third quarter of 2001.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                  (UNAUDITED)

A reconciliation of the unpaid severance costs for the nine months ended September 30, 2001, is presented below (dollars in millions):

                 Balance, beginning of period                 $  --
                 Accrued severance costs                        4.5
                 Cash payments                                 (0.9)
                 --------------------------------------------------
                 Balance, March 31, 2001                      $ 3.6
                 Cash payments                                 (2.0)
                 --------------------------------------------------
                 Balance, June 30, 2001                       $ 1.6
                 Cash payments                                 (1.6)
                 --------------------------------------------------
                 Balance, September 30, 2001                  $ 0.0
                 --------------------------------------------------

In connection with senior management's review of the Company during the first quarter, United Dominion also recognized $0.4 million related to relocation costs associated with the new executive offices in Denver and $0.5 million related to other miscellaneous costs.

10.  Contingencies
In May 2001, the shareholders of United Dominion approved the Out-Performance Program (the "Program) pursuant to which officers and other key employees of the Company will be given the opportunity to invest in the Company by purchasing performance shares ("Out-Performance Partnership Shares" or "OPPSs") of the Operating Partnership for an initial investment of $1.27 million. To begin the Program, the Company's performance will be measured over a twenty-eight month period beginning with the month of the new CEO's employment (February 2001). The Program is designed to provide participants with the possibility of substantial returns on their investment if the Company's total return, defined as dividend income plus share price appreciation, on its common stock during the measurement period exceeds the greater of industry average (defined as the total cumulative return of the Morgan Stanley REIT Index over the same period) or a 30% total return (12% annualized-the "minimum return"). At the conclusion of the measurement period, if United Dominion's total return satisfies these criteria, the holders of the OPPSs will receive distributions and allocations of income and loss from the Operating Partnership equal to the distributions and allocations that would be received on the number of interests in the Operating Partnership ("OP Units") obtained by: (i) determining the amount by which the cumulative total return of the Company's common stock over the measurement period exceeds the greater of the cumulative total return of the peer group index (the Morgan Stanley REIT Index) or the minimum return (such being the "excess return"); (ii) multiplying 4% of the excess return by the Company's market capitalization (defined as the average number of shares outstanding over the 28 month period multiplied by the daily closing price of the Company's common stock); and (iii) dividing the number obtained in (ii) by the market value of one share of the Company common stock on the valuation date, as the weighted average price per day of the common stock for the 20 trading days immediately preceding the valuation date. If, on the valuation date, the cumulative total return of United Dominion's common stock does not meet the minimum return or the total return of the peer group and there is no excess return, then the holders of the OPPSs will forfeit their entire initial investment of $1.27 million. The Company has not met the required measurement benchmarks as of September 30, 2001 and; therefore, the Company has not recorded any value to the OPPSs in the consolidated financial statements as of September 30, 2001.

11.  Impact of Recently Issued Accounting Standards
In August 2001, the FASB issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). The Statement supercedes Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of and APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS No. 144 retains the requirements of Statement 121 relating to the recognition and measurement of an impairment loss and resolves certain implementation issues resulting from Statement 121. This Statement is effective for fiscal years beginning after December 15, 2001. We are currently assessing the impact of this statement on the Company, however, we do not anticipate this statement to have a material impact on the consolidated financial position or results of operations of the Company.

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

Overview
United Dominion is a real estate investment trust (REIT) with activities related to the ownership, development, acquisition, renovation, management, marketing and strategic disposition of multifamily apartment communities nationwide. Over the past four years, United Dominion has diversified into new markets to create a national platform, upgraded the quality of the portfolio and invested in infrastructure and technology. The Company continues to review its strategy with a goal of enhancing long-term earnings growth on a sustained basis. At September 30, 2001, United Dominion owned 271 communities with 76,431 apartment homes nationwide.

     The following table summarizes United Dominion's apartment market information by major geographic markets (including real estate under development):

                                                                                       Nine Months Ended       Three Months Ended
                                         As of September 30, 2001                      September 30, 2001      September 30, 2001
                           ----------------------------------------------------- -------------------------  ----------------------
                              Number of       Total        % Of      Carrying      Average      Average       Average    Average
                              Apartment    Apartment    Carrying      Value       Physical      Monthly       Physical   Monthly
                             Communities     Homes         Value   (in thousands  Occupancy   Rental Rates   Occupancy Rental Rates
                           ----------------------------------------------------- -------------------------  ----------------------
Houston, TX                      22          5,722          6.0%  $  226,179        93.6%           $  612        94.3%    $   629
Dallas, TX                       14          4,533          5.8%     219,537        95.4%              679        95.6%        686
Phoenix, AZ                      11          3,618          5.6%     210,720        94.3%              691        93.5%        719
Orlando, FL                      14          4,140          5.3%     201,408        93.1%              705        93.3%        713
San Antonio, TX                  12          3,827          5.0%     189,368        93.8%              702        88.5%        668
Raleigh, NC                      10          3,147          4.3%     163,507        91.0%              723        91.6%        730
Tampa, FL                        10          3,372          4.0%     151,373        91.3%              657        94.0%        699
Fort Worth, TX                   11          3,561          3.9%     147,687        96.8%              634        96.6%        644
Columbus, OH                      6          2,527          3.9%     146,892        93.3%              668        94.0%        676
San Francisco, CA                 4            980          3.7%     140,825        97.5%            1,782        96.9%      1,787
Charlotte, NC                    10          2,710          3.6%     135,460        89.5%              688        87.4%        702
Nashville, TN                     8          2,220          3.2%     119,421        94.1%              688        95.5%        691
Greensboro, NC                    8          2,122          2.7%     103,348        91.2%              640        90.4%        646
Monterey Penninsula, CA           9          1,706          2.6%      97,075        96.1%              847        95.5%        875
Memphis, TN                       6          1,956          2.6%      96,597        92.8%              634        93.0%        638
Richmond, VA                      8          2,372          2.5%      95,782        95.5%              708        94.1%        719
Southern California               5          1,414          2.4%      90,673        95.7%              894        95.6%        921
Wilmington, NC                    6          1,869          2.3%      88,792        92.1%              659        95.9%        665
Metropolitan DC                   5          1,291          1.9%      73,699        98.3%              832        97.8%        857
Atlanta, GA                       6          1,426          1.9%      70,860        93.7%              740        93.4%        747
Baltimore, MD                     6          1,291          1.8%      66,939        97.3%              809        96.3%        830
Columbia, SC                      6          1,584          1.6%      62,050        94.5%              584        95.5%        588
Jacksonville, FL                  3          1,157          1.5%      57,959        92.2%              669        94.7%        672
Norfolk, VA                       6          1,437          1.4%      53,906        95.5%              661        95.7%        672
East Lansing, MI                  4          1,226          1.3%      48,387        90.8%              658        89.3%        669
Seattle, Wa                       3            628          0.9%      33,989        95.4%              738        94.9%        753
Other Western                     6          2,474          3.6%     139,749        95.8%              728        95.8%        743
Other Florida                     8          2,073          2.7%     100,987        94.0%              694        93.0%        701
Other Southwestern                9          2,212          2.6%      97,398        93.2%              588        91.4%        595
Other Midwestern                 10          2,122          2.5%      93,068        92.8%              626        94.6%        633
Other Pacific                     7          1,757          2.3%      86,951        92.8%              697        92.2%        709
Other North Carolina              8          1,893          2.0%      74,055        94.9%              564        94.9%        571
Other Mid-Atlantic                5            928          1.1%      42,302        96.1%              766        97.3%        778
Other Southeastern                3            764          1.0%      37,290        94.5%              586        95.7%        588
Other Northeastern                2            372          0.5%      18,049        96.3%              666        95.2%        680

                            ----------------------------------------------------    ----------------------   ----------------------
   Total Apartments             271         76,431        100.0%  $3,782,282        93.9%           $  696        93.8%    $   706
                            ====================================================    ======================   ======================

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

To facilitate future financing activities in the public capital markets, management believes that it is prudent to maintain shelf registration statement capacity. In this regard, United Dominion filed a shelf registration statement in December 1999 providing for the issuance of up to $700 million in common shares, preferred shares and debt securities. In March 2000, United Dominion utilized this shelf registration statement to sell $100 million of senior unsecured notes due March 2003 at an interest rate of 8.625%. As of September 30, 2001, $600 million of equity and debt securities remain available for use under the shelf registration.

Future Capital Needs

Future development expenditures are expected to be funded primarily through joint ventures or with proceeds from the sale of property, and to a lesser extent, cash flows provided by operating activities. Acquisition activity in strategic markets is expected to be largely financed by the reinvestment of proceeds from the sale of property in non-strategic markets.

During the fourth quarter of 2001, United Dominion has approximately $21.7 million of maturing debt which the Company anticipates repaying using proceeds from mortgage refinancing activity or borrowings under the Company's unsecured credit facility.

The following discussion explains the changes in net cash provided by operating and investing activities and net cash used in financing activities which are presented in United Dominion's Consolidated Statements of Cash Flows.

Operating Activities

For the nine months ended September 30, 2001, United Dominion's cash flow from operating activities was $172.3 million compared to $158.4 million for the same period last year. The increase of $13.9 million in the cash flow from operating activities resulted primarily from (i) a change in the level of operating assets as a result of collections on escrow accounts and joint venture receivables and
(ii) an increase in the level of operating liabilities due to the timing of payments of certain operating liabilities, both of which were offset by a decline in revenues generated from a smaller portfolio of assets.

Investing Activities

For the nine months ended September 30, 2001, net cash provided by investing activities was $25.1 million compared to net cash provided by investing activities of $72.1 million for 2000. Changes in the level of investing activities from period to period reflects United Dominion's strategy as it relates to its acquisition, capital expenditure, development and disposition programs, as well as the impact of the capital market environment on these activities.

Real Estate under Development

Development activity is focused in core markets that have strong operations managers in place. For the nine months ended September 30, 2001, United Dominion invested approximately $43.4 million in real estate projects, down $19.3 million from its 2000 level of $62.7 million.

The following projects were under development at September 30, 2001:

                                                                         Cost to         Budgeted                      Expected
                                          No. of Apt.   Completed          Date            Cost         Est. Cost     Completion
                              Location       Homes      Apt. Homes    (In thousands)  (In thousands)     Per Home        Date
                            ------------- ------------ -------------  --------------- ---------------- ------------- -------------
New Communities:
------------------------
     Dominion Place at      Raleigh, NC         332       196                $21,300          $25,700       $77,400          1Q02
         Kildaire Farm

Additional Phases:
------------------------
     Greensview II          Denver, CO          192        48                 12,700           16,700        87,000          1Q02
     The Meridian II        Dallas, TX          270         -                  9,100           17,400        64,400          2Q02
                                          ---------- ---------        --------------- ---------------- -------------
        Subtotal                                462        48                 21,800           34,100        73,800
                                          ---------- ---------        --------------- ---------------- -------------
             Total                              794       244                $43,100          $59,800       $75,300
                                          ========== =========        =============== ================ =============


In addition, United Dominion owns eight parcels of land that it continues to hold for future development that had a carrying value at September 30, 2001 of $11.0 million. Seven of the eight parcels represent second phases to existing communities.

During the third quarter, Red Stone Ranch, a 324 home community located in Austin, Texas and Manor at England Run III, a 120 home community located in Fredericksburg, Virginia, were completed. Both properties were completed on schedule and under budget and were 57.9% and 100.0% leased, respectively, as of September 30, 2001.

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

For the three and nine months ended September 30, 2001, United Dominion recognized fee income of approximately $0.2 million and $0.9 million, respectively, for general contracting, developer services and management fee provided by the Company to the joint venture. The Company has the option, but not the obligation, to purchase these properties for fair value through December 31, 2006. If the Company or the joint venture partner elects to not purchase these properties, the joint venture will then dispose of the assets to a third party at the then market price.

The following joint venture projects were complete as of September 30, 2001:

                                                           Development
                                         No. of Apt.          Cost           Cost Per          Date
                           Location         Homes        (In thousands)        Home         Completed      % Leased
                         --------------  -------------  -----------------  --------------  -------------  ------------
New Communities:
--------------------
     Meridian I          Dallas, TX               250            $16,400         $65,600           6/00         97.6%
     Parke 33            Lakeland, FL             264             17,100          64,800           2/01         95.5%
     Sierra Canyon       Phoenix, AZ              236             15,400          65,300           3/01         99.2%
     Oaks at Weston      Raleigh, NC              380             28,000          73,700           3/01         79.7%
     Mandolin            Dallas, TX               308             21,100          68,500           9/01         97.1%
                                         ------------   ----------------   -------------
             Total                              1,438            $98,000         $68,200
                                         ============   ================   =============


Disposition of Investments

For the nine months ended September 30, 2001, United Dominion sold nine communities with 1,889 apartment homes and two parcels of land for an aggregate sales price of approximately $134.1 million and recognized gains for financial reporting purposes of $24.7 million. Proceeds from the sales were applied primarily to reductions in long-term debt and to the repurchase of common shares, and to a lesser extent, to complete 1031 exchanges in order to defer taxable gains. The Company currently has three development sites under contract for sale for a total consideration of $6.3 million through which no gains or losses are expected to be recognized. These sales are subject to due diligence evaluations by the buyers.

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

Acquisitions

During the nine months ended September 30, 2001, United Dominion acquired two communities with 510 apartment homes at a total cost (including closing costs) of approximately $32.0 million which included the use of tax free exchange funds.

During the remainder of 2001 and for 2002, the new senior management team plans to channel new investments to those markets that are projected to provide the best investment returns for the Company over the next ten years. Markets will be targeted based upon refined criteria including past performance, expected job growth, current and anticipated housing supply and demand, ability to attract and support household formation and local market expertise.

Capital Expenditures

United Dominion capitalizes those expenditures related to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

During the nine months ended September 30, 2001, $34.5 million or $455 per home was spent on capital expenditures for all of United Dominion's communities excluding development and commercial properties. These capital improvements included turnover related expenditures such as floor coverings and appliances, other recurring capital expenditures such as HVAC equipment, roofs, landscaping, siding, parking lots and other non-revenue enhancing capital expenditures, which aggregated $21.8 million or $287 per home. In addition, revenue enhancing capital expenditures, including water sub-metering, gating and access systems, the addition of microwaves, washer-dryers, interior upgrades and new business and fitness centers totaled $12.7 million or $168 per home for the nine months ended September 30, 2001. United Dominion will continue to selectively add revenue-enhancing improvements that the Company believes will provide a return on investment in excess of United Dominion's cost of capital. Capital expenditures during 2001 are currently expected to be at levels somewhat higher than those experienced in 2000.

The following table outlines capital expenditures and repair and maintenance costs for the Company's total portfolio, excluding real estate under development and commercial properties, containing 75,853 and 80,356 apartment homes on a weighted average basis for the nine months ended September 30, 2001 and 2000 respectively (dollars in thousands):

                                                 Nine Months Ended                        Nine Months Ended
                                                    September 30,                      September 30, (per unit)
                                        --------------------------------------   --------------------------------------
                                           2001          2000       % Change        2001          2000      % Change
                                        --------------------------------------   --------------------------------------
Turnover Capital Expenditures               $12,242      $11,261        8.71%           $161         $140       15.00%

Recurring Capital Expenditures                9,558        8,453       13.07%            126          105       20.00%
                                        ------------------------------------     ------------------------------------
   Total Recurring Capital Expenditures      21,800       19,714       10.58%            287          245       17.14%

Revenue Enhancing Improvements               12,711       11,889        6.91%            168          148       13.51%
                                        ------------------------------------     ------------------------------------
   Total Capital Improvements               $34,511      $31,603        9.20%           $455         $393       15.78%
                                        ====================================     ====================================
Repair and Maintenance                       26,566       27,039       -1.75%            350          336        4.17%
                                        ------------------------------------     ------------------------------------
   Total Expenditures                       $61,077      $58,642        4.15%           $805         $729       10.43%
                                        ====================================     ====================================


Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2001 was $200.5 million compared to $227.4 million for 2000, a decrease of $26.9 million. As part of the plan to improve the Company's balance sheet position, United Dominion used proceeds from its disposition program and borrowings under its FNMA credit facility to pay down secured and unsecured debt, to repurchase shares of common and preferred stock and to complete 1031 exchanges in order to defer taxable gains.

On June 15, 2001, the Company completed the redemption of all of its outstanding 9.25% Series A Cumulative Redeemable Preferred shares at $25 per share plus accrued dividends utilizing proceeds from its line of credit. For the three months ended September 30, 2001, the Company did not purchase any preferred B shares. For the nine months ended September 30, 2001, United Dominion has repurchased 17,600 Series B preferred shares at an average price of $24.42 per share.

For the quarter ended September 30, 2001, the Company repurchased 1,397,419 common shares and operating partnership units at an average price of $14.10. As of September 30, 2001, approximately 3.2 million common shares remained available for purchase under the common share repurchase program. Repurchases of shares will be made from time to time in the open market or in privately negotiated transactions. The timing, volume and purchase price will be at the discretion of the Company.

On August 14, 2001, United Dominion closed on a $200 million credit facility with ARCS Commercial Mortgage Co., L.P. ARCS is a Fannie Mae DUS Lender. The initial funding on the facility was $139 million. The adjustable rate loan was provided through Fannie Mae DMBS for a five-year term based on three month LIBOR, with an initial interest rate of 3.99%. The Company has the option to extend the facility for an additional five years. The proceeds of the loan were used principally to replenish the Company's line of credit for the redemption of the $100 million 9.25% Series A Cumulative Redeemable Stock that occurred earlier this year. The balance of the loan proceeds was used to refinance maturing secured loans.

For the nine months ended September 30, 2001, the Company has repaid $21.3 million of unsecured debt and $65.2 million of secured debt, was relieved of $7.7 million of secured debt in connection with the disposition of properties and assumed $18.2 million of secured debt in connection with the acquisition of properties.

On September 24, 2001, Moody's Investors Service lowered its rating on the securities of the Company to Baa3 from Baa2. This revision will not trigger a material increase in the borrowing rate under the Company's $375 million three-year unsecured revolving credit facility (see discussion under "Credit Facilities" that follows). In addition, management does not anticipate that this revision will prevent the Company from accessing the public or private markets for either secured or unsecured financing.

Credit Facilities

United Dominion has a $375 million three-year unsecured revolving credit facility (the "Credit Facility") which extends until August 2003. As of September 30, 2001, $216.9 million was outstanding under the Credit Facility.

Under the Credit Facility, effective September 24, 2001, the Company may borrow at a rate of LIBOR plus 110 basis points for LIBOR-based borrowings. Under the Credit Facility, the Company pays a facility fee, which is equal to 0.25% of the commitment. The Credit Facility is subject to customary financial covenants and limitations.

Information concerning short-term bank borrowings is summarized in the table that follows (dollars in thousands):

                                                             Nine months ended           Year ended
                                                              September 30, 2001      December 31, 2000
-------------------------------------------------------------------------------------------------------
Total revolving credit facilities                                  $375,000               $375,000
Borrowings outstanding at end of period                             216,900                244,400
Weighted average daily borrowings during the period                 261,956                195,128
Maximum daily borrowings during the period                          347,200                308,000
Weighted average interest rate during the period                        5.6%                   7.3%
Weighted average interest rate at end of period                         4.4%                   7.7%

Derivative Instruments

As part of United Dominion's overall interest rate risk management strategy, the Company uses derivatives as a means to modify the interest rate characteristics of variable rate debt obligations or to hedge anticipated financing transactions. The Company's derivative transactions used for interest rate risk management include various interest rate swaps with indices that relate to the pricing of specific financial instruments of United Dominion. The Company believes that it has appropriately controlled its interest rate risk through the use of its derivative instruments. Due to the current interest rate environment, the fair value of the Company's derivative instruments has declined from $(3.8) million at December 31, 2000 to $(16.1) million at September 30, 2001 (see Note 7 - Derivative Instruments and Hedging Activities).

Funds from Operations

Funds from operations ("FFO") is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from sales of depreciable property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. United Dominion computes FFO for all periods presented in accordance with the recommendations set forth by the National Association of Real Estate Investment Trust's October 1, 1999 White Paper. United Dominion considers FFO in evaluating property acquisitions and its operating performance, and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of United Dominion's operating performance and liquidity. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. Adjusted funds from operations ("AFFO") is defined as FFO less recurring capital expenditures for our stabilized portfolio at $350 per unit in 2001 and $311 per unit in 2000. The 2001 unit charge will be adjusted to actual at year end. The Company believes AFFO is the best measure of economic profitability for real estate investment trusts.

The following table outlines United Dominion's FFO calculation for the three and nine months ended September 30, (dollars in thousands):

                                                                        Three Months Ended    Nine Months Ended
                                                                          September 30,         September 30,
                                                                       --------------------- --------------------
                                                                         2001       2000       2001      2000
                                                                       --------------------- --------------------
Net income                                                             $  13,547  $  20,183   $51,524  $  52,040

Adjustments:
   Distributions to preferred shareholders                                (6,769)    (9,179)  (24,422)   (27,808)
   Real estate depreciation, net of outside partners' interest            35,646     36,987   113,188    114,174
   Net gains on sale of depreciable property, net of outside
     partners' interest                                                       --    (10,424)  (24,005)   (18,572)
   Minority interests of unitholders in operating partnership                487        798     1,718      1,760
   Real estate depreciation related to unconsolidated entities               282         79       746        188
   Extraordinary item-early extinguishment of debt                           186         91       745       (267)
                                                                       ---------  ---------  --------  ---------
   Funds From Operations-basic                                         $  43,379  $  38,535  $119,494  $ 121,515
                                                                       =========  =========  ========  =========


Adjustment:
   Distribution to preferred shareholders-Series D (Convertible)           3,857      3,825    11,571     11,475
                                                                       ---------  ---------  --------  ---------
   Funds From Operations-diluted                                       $  47,236  $  42,360  $131,065  $ 132,990
                                                                       =========  =========  ========  =========
Adjustment:
   Recurring capital expenditures                                         (6,613)    (6,168)  (19,911)   (18,743)
                                                                       ---------  ---------  --------  ---------
   Adjusted Funds From Operations-diluted                              $  40,623  $  36,192  $111,154  $ 114,247
                                                                       =========  =========  ========  =========

Weighted average number of common shares and OP Units outstanding -
  basic                                                                  107,000    110,774   108,120    110,590
Weighted average number of common shares and  OP Units outstanding -
  diluted                                                                120,032    123,281   120,989    123,069

In the computation of diluted FFO, OP units and the convertible Series D preferred shares are dilutive; therefore, they are included in the diluted share count.

Results of Operations

Net Income Available to Common Shareholders

Net income available to common shareholders decreased $4.4 million for the three months ended September 30, 2001. The decrease in net income available to common shareholders for the quarter was primarily attributable to gains on the sales of investments of $11.3 million recognized during the third quarter of 2000 with no corresponding gains recognized during 2001. These gains were partially offset by two one-time charges recognized in 2000 aggregating $3.7 million related to severance costs and the settlement of litigation. In addition, rental income decreased $3.2 million to $153.8 million and expenses decreased $4.9 million (excluding non-recurring charges in 2000 as mentioned above) due to lower interest costs of $36.6 million for the three months ended September 30, 2001 compared to $39.1 million in 2000.

For the nine months ended September 30, 2001, net income available to common shareholders decreased $3.0 million. The decrease for the period was primarily due to an overall decrease in rental income of $8.1 million to $462.8 million offset by an overall decrease in expenses of $11.2 million (excluding non-recurring charges in 2000 as discussed above and charges recognized in 2001
- see discussion that follows under "Restructuring Charge" and "Impairment Loss on Real Estate and Investments") due to lower interest costs of $109.7 million for the nine months ended September 30, 2001 compared to $117.9 million in 2000. In addition, the Company recognized higher gains on the sale of investments for the nine month period ended 2001; however, these gains were offset by the premium paid to redeem the Company's 9.25% Series A preferred shares.

Apartment Community Operations

United Dominion's net income is primarily generated from the operations of its apartment communities. The following table summarizes the operating performance for United Dominion's total apartment portfolio for each of the periods presented (dollars in thousands):

                                               Three Months Ended                    Nine Months Ended
                                                  September 30,                         September 30,
                                      ----------------------------------   ----------------------------------
                                          2001        2000     % Change        2001        2000     % Change
                                      ----------------------------------   ----------------------------------
Property rental income                   $153,526    $156,720     -2.0%       $461,656    $469,743     -1.7%
Property rental expenses (excluding
   property management, depreciation
   and amortization)                      (56,451)    (58,738)    -3.9%       (169,897)   (173,454)    -2.1%
                                      --------------------------------     --------------------------------
Property operating income                $ 97,075    $ 97,982     -0.9%       $291,759    $296,289     -1.5%
                                      ================================     ================================

Weighted average number of homes           76,102      80,021     -4.9%         76,421      81,221     -5.9%
Physical occupancy                           93.8%       94.5%    -0.7%           93.9%       94.2%    -0.3%


The decrease in property operating income and property operating expenses by the Company's apartment community operations is due to the disposition of 7,724 apartment homes during 2000 and 2001. As a result of these dispositions, the weighted average number of apartment homes declined 5.9% from the nine month period ended September 30, 2000 to the nine month period ended September 30, 2001.

Same Communities

United Dominion's same communities (those communities acquired, developed or stabilized prior to July 1, 2000 and held on July 1, 2001 which consisted of 73,557 and 73,000 weighted average apartment homes for the three and nine month comparative periods) provided 95% of the Company's property operating income for the nine months ended September 30, 2001.

For the third quarter of 2001, property operating income for the same communities increased 2.7% or $2.5 million compared to the same period in 2000. The growth in property operating income resulted from a $3.3 million or 2.3% increase in property rental income over the same period in the prior year. The increase was driven by a $6.6 million or 4.4% increase in rental rates. During the nine months ended September 30, 2001, same community property operating income increased 2.7% or $7.2 million compared to the same period last year. The growth in property operating income resulted primarily from a $14.0 million or 3.3% increase in property rental income that was driven by a $17.7 million or 4.0% increase in average monthly rental rates. For both periods, the increased rental rates were partially offset by higher concessions and an increase in bad debt expense. Physical occupancy decreased 0.7% to 93.8% for the third quarter of 2001 compared to the same period in 2000.

For the quarter ended September 30, 2001, property operating expenses at these same communities increased only $0.8 million or 1.5%. The increase in property operating expenses was primarily due to a $0.8 million increase in taxes due to reassessments. During the nine months ended September 30, 2001, same community operating expense increased 4.4% or $6.8 million compared to the same period last year. The increase in property operating expenses resulted primarily from a $3.3 million or 14.1% increase in gas costs (net of reimbursement by residents) experienced during the first half of 2001 due to the run-up in prices for natural gas and overall increases in market rates. In addition, the Company experienced a $1.3 million or 5.6% increase in repair and maintenance and a $0.9 million or 2.4% increase in taxes.

As a result of the percentage changes in total property operating income and total property operating expenses, the operating margin (property operating income divided by property rental income) for the three and nine months ended September 30, 2001 was 63.3% compared to 63.0% and 63.7% for the same periods last year.

Non-Mature Communities

The remaining 5% of United Dominion's property operating income during the nine months ended September 30, 2001 was generated from its non-mature communities (those communities acquired or developed during 2000 and 2001). United Dominion's development communities which included 1,680 apartment homes constructed since January 1, 2000 provided an additional $1.7 million and $6.6 million of property operating income for the three and nine months ended September 30, 2001. In addition, the three communities with 777 apartment homes acquired by United Dominion during 2000 and 2001 provided an additional $1.0 million and $2.7 million of property operating income for the three and nine months ended September 30, 2001.

Real Estate Depreciation

Real estate depreciation decreased $1.3 million or 3.5% and $0.9 million or 0.8% for the three and nine months ended September 30, 2001, over the same periods last year. The decrease in depreciation expense is attributable to the overall decrease in the weighted average number of apartment homes partially offset by the impact of completed development communities and capital expenditures.

Interest Expense

Interest expense decreased $2.5 million and $8.2 million for the three and nine months ended September 30, 2001, respectively, over the same periods last year due to a decrease in the level of outstanding debt and decreasing interest rates. For the nine month period, the weighted average amount of debt outstanding decreased 3.8% or $79.1 million from 2000 levels and the weighted average interest rate decreased from 7.6% in 2000 to 7.2% in 2001. For the three month period, the weighted average amount of debt outstanding decreased 3.8% or $81.3 million in 2001 as compared to the same period in the prior year and the weighted average interest rate decreased from 7.6% in 2000 to 7.0% in 2001. The weighted average amount of debt employed during 2001 is lower as a portion of disposition proceeds was used to repay outstanding debt. The decrease in the average interest rate during 2001 reflects the ability of the Company to take advantage of declining interest rates through refinancing and the utilization of variable rate debt.

Restructuring Charge

During the quarter ended March 31, 2001, United Dominion undertook a comprehensive review of the organizational structure of the Company and its operations subsequent to the appointment of a new senior management team and CEO. As a result, the Company recorded $4.5 million of expense related to the termination of approximately 10% of United Dominion's workforce (ultimately approximately 230 full-time equivalent positions) in operations and at the corporate headquarters. Management anticipates that the reduction in workforce will result in an annualized savings of approximately $3.0 to $3.5 million through ongoing cost efficiencies. These reductions will impact both personnel and general and administrative expenses. As of September 30, 2001, approximately $4.0 million of the accrued charge has been paid with the remainder to be paid during the fourth quarter of 2001. In addition, United Dominion recognized expense in the aggregate of $0.9 million related to relocation costs associated with the new executive offices in Denver and other miscellaneous costs. No adjustments to the existing reserve are contemplated at this time. All charges came under consideration subsequent to the appointment of the Company's new CEO in February 2001 and were approved by management and the Board of Directors in March 2001.

Impairment Loss on Real Estate and Investments

In connection with the evaluation of the Company's real estate assets and operations during the first quarter of 2001, senior management determined that it was in the Company's best interest to dispose of a majority of its undeveloped tracts of land at an accelerated pace and redeploy the proceeds elsewhere. This represented a change from prior management in the holding period of these assets and their respective values. Prior management had purchased these tracts of land in 1999 and 2000 with the intent to build apartment communities on them. In order to accelerate the disposition of these undeveloped land sites, the Company recorded an aggregate $2.8 million impairment loss during the first quarter for the write down of seven undeveloped sites in selected markets. The $2.8 million charge represents the discount necessary to dispose of these assets in a short time frame coupled with decreases in market value in 2001 for these properties. In addition, the Company recognized a $0.3 million charge for the write down of United Dominion's investment in an online apartment leasing company.

General and Administrative

For the three and nine months ended September 30, 2001, general and administrative expenses increased $1.0 million or 28.2% and $3.6 million or 32.2% over 2000. The increase was primarily due to an increase in accrued incentive bonus expense.

Gains on Sales of Investments

For the three and nine months ended September 30, 2001, United Dominion recognized gains for financial reporting purposes of $0 and $24.7 million, respectively, compared to $11.3 million and $19.7 million for the comparable periods last year. Changes in the level of gains recognized from period to period reflect the changing level of United Dominion's divestiture activity from period to period as well as the extent of gains related to specific properties sold.

Premium on Preferred Share Repurchases

During the second quarter of 2001, United Dominion redeemed all of the Company's 9.25% Series A preferred shares. The amount paid to redeem these shares exceeded the net proceeds received from the initial issuance of shares (due to transaction costs at initial issuance), and that excess is reflected in the Statement of Operations as a reduction of net income available to common shareholders.

Contingencies

During the third quarter of 2000, the Company agreed to settle a class action lawsuit concerning water usage billing in Texas in the amount of $2.7 million. As a result of the settlement, the Company accrued $2.7 million in 2000 for the settlement amount and estimated fees. The settlement received final court approval during the first quarter of 2001 and the Company subsequently made payment during the second quarter of 2001.

Inflation

United Dominion believes that the direct effects of inflation on the Company's operations have been inconsequential. Substantially all of the Company's leases are for a term of one year or less which generally minimizes United Dominion's risk from the adverse effects of inflation.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

United Dominion is exposed to interest rate changes associated with the Company's unsecured credit facility and other variable rate debt as well as refinancing risk on the Company's fixed rate debt. United Dominion's involvement with derivative financial instruments is limited and the Company does not expect to use them for trading or other speculative purposes. United Dominion uses derivative instruments to manage the Company's exposure to interest rates.

See United Dominion's Form 10-K for the year ended December 31, 2000 "Item 7A Qualitative and Quantitative Disclosures About Market Risk" for a more complete discussion of our interest rate sensitive assets and liabilities. As of September 30, 2001, United Dominion's market risk has not changed materially from the amounts reported on the Form 10-K for the year ended December 31, 2000.

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

         None

Item 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

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

(b)      Reports on Form 8-K

         A Form 8-K was filed with the Securities and Exchange Commission on August 21, 2001. The filing reported United Dominion's transfer of all of the Company's Series D Cumulative Convertible Redeemable Preferred Stock to Security Capital Preferred Growth Incorporated on August 20, 2001.

         A Form 8-K was filed with the Securities and Exchange Commission on September 12, 2001. The filing reported United Dominion's closing of a $200 million Fannie Mae revolving credit facility on September 10, 2001.

         A Form 8-K was filed with the Securities and Exchange Commission on September 26, 2001. The filing included information that United Dominion presented to analysts on Wall Street that are interested in United Dominion and its business, finances or securities as first presented on September 10, 2001.

         A Form 8-K was filed with the Securities and Exchange Commission on October 12, 2001. The filing included information that United Dominion presented to current and prospective stockholders and other persons and institutions as first presented on October 10, 2001.

         A Form 8-K was filed with the Securities and Exchange Commission on October 25, 2001. The filing reported United Dominion's 2001 third quarter results of operations as reported on its Press Release issued on October 22, 2001.

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

Exhibit   Description                                   Location
-------   -------------------------------------------   -----------------------------------------------------
(a)       Agreement and Plan of Merger dated            Exhibit 2(a) to the Company's Form S-4 Registration
          as of December 19, 1997, between              Statement (Registration No. 333-45305) filed with
          the Company, ASR Investment                   the Commission on January 30, 1998.
          Corporation and ASR Acquisition Sub,
          Inc.

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

4(ii)(g)          Credit Agreement dated as of                                  Filed herewith.
                  August 14, 2001, between the
                  Company and certain subsidiaries
                  and ARCS Commercial Mortgage
                  Company, L.P., as Lender.

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

10(vii)(b)        First Amendment to Third Amended            Filed herewith.
                  and Restated Agreement of Limited
                  Partnership of United Dominion
                  Realty, L.P.

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

10(xviii)         Description of Out-Performance Program      Filed herewith.

10(xix)       Description of Long Term Incentive      Filed herewith.
              Compensation Plan

12            Computation of Ratio of Earnings        Filed herewith.
              to Fixed Charges.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Dominion Realty Trust, Inc.
-----------------------------------
       (registrant)


Date: November 14, 2001                        /s/ Christopher D. Genry
------------------------------------           -------------------------------
                                                Christopher D. Genry
                                                Executive Vice President and
                                                      Chief Financial Officer


Date: November 14, 2001                        /s/ Scott A. Shanaberger
------------------------------------           -------------------------------
                                                Scott A. Shanaberger
                                                Vice President and
                                                      Chief Accounting Officer