Form 10-K
period 2001-12-31
UNITED DOMINION REALTY TRUST INC
filed 2002-03-29
CIK 74208

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               -----------------

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from________ to________

                        Commission file number 1-10524

                      United Dominion Realty Trust, Inc.
            (Exact name of registrant as specified in its charter)

                      Virginia                 54-0857512
                   (State or other          (I.R.S. Employer
                   jurisdiction of         Identification No.)
                  incorporation or
                    organization)
      1745 Shea Center Drive, Suite 200, Highlands Ranch, Colorado 80129
         (Address of principal executive offices, including zip code)

                                (720) 283-6120
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

           Title of each class     Name of exchange on which registered
           -------------------     ------------------------------------
        Common Stock, $ 1 par            New York Stock Exchange
        value                            New York Stock Exchange
        Preferred Stock Purchase         New York Stock Exchange
        Rights
        8.60% Series B Cumulative
        Redeemable Preferred Stock


       Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to filing requirements for at least the past 90 days.Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference into Part III of this Form 10-K [_].

   The aggregate market value of the shares of common stock held by non-affiliates on March 1, 2002 was approximately $1.4 billion. This calculation excludes shares of common stock held by the Registrant's officers and directors and each person known by the Registrant to beneficially own more than 5% of the Registrant's outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose. As of March 1, 2002, there were 103,420,104 shares of the Registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 7, 2002.

                               TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----

PART I.
Item 1.  Business.............................................................................   2
Item 2.  Properties...........................................................................  16
Item 3.  Legal Proceedings....................................................................  18
Item 4.  Submission of Matters to a Vote of Security Holders..................................  18

PART II.
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters................  18
Item 6.  Selected Financial Data..............................................................  19
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations  21
Item 7A. Quantitative and Qualitative Disclosures about Market Risk...........................  34
Item 8.  Financial Statements and Supplementary Data..........................................  34
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  34

PART III.
Item 10. Directors and Executive Officers of the Registrant...................................  34
Item 11. Executive Compensation...............................................................  34
Item 12. Security Ownership of Certain Beneficial Owners and Management.......................  34
Item 13. Certain Relationships and Related Transactions.......................................  34

PART IV.
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  35

                                    PART I

Item 1.   BUSINESS

General

   United Dominion Realty Trust, Inc. is a self-administered equity real estate investment trust, or REIT, that owns, acquires, renovates, develops and manages middle market apartment communities nationwide. At December 31, 2001, our apartment portfolio included 274 communities located in 21 states, with a total of 77,567 completed apartment homes. In addition, we had 462 apartment homes under development at two additional phases of existing communities.

   We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate, our income be derived primarily from real estate and that we distribute at least 90% of our taxable income (other than our net capital gain) to our shareholders. As a qualified REIT, we generally will not be subject to federal income taxes on our net income to the extent we distribute such income to our shareholders. In 2001, we paid total distributions of $1.08 per share to our shareholders, which represents our 25th year of consecutive dividend increases to our shareholders.

   We were formed in 1972 as a Virginia corporation. Our corporate headquarters is located at 400 East Cary Street, Richmond, Virginia. Our principal executive offices are located at 1745 Shea Center Drive, Suite 200, Highlands Ranch, Colorado. As of March 1, 2002, we had 1,879 full-time employees and 106 part-time employees.

   Our subsidiaries include two operating partnerships, United Dominion Realty, L.P. and Heritage Communities L.P. Unless the context otherwise requires, all references in this Report to "we," "us," "our," "the company" or "United Dominion" refer collectively to United Dominion Realty Trust, Inc. and its subsidiaries.

2001 Accomplishments

  . Our net operating income from same communities increased 2.3% in 2001 compared to 2000. Net operating income is property operating income less property operating expenses. Same communities are those acquired, developed or stabilized prior to January 1, 2000 and held on January 1, 2001.

  . We completed three development projects aggregating $51.5 million with 776 apartment homes in three different markets.

  . We completed development of the remaining four communities in the development joint venture that was formed in June 2000 to develop five new communities containing 1,438 apartment homes at a total cost of $101 million. We earn fee income by providing development, construction and property management services to each of the joint venture projects.

  . We completed the disposition of nine apartment communities with 1,889 apartment homes and five parcels of land that no longer met our investment criteria, for an aggregate sales price of approximately $141.3 million.

  . We repurchased 17,600 shares of our Series B preferred stock at an average price of $24.42 per share and 3,768,704 shares of our common stock and operating partnership units at an average price of $13.21 for a total cost of $50.2 million.

  . We repurchased all of our outstanding 9.25% Series A Cumulative Redeemable Preferred Stock at $25 per share plus accrued dividends.

  . We negotiated a new $200 million credit facility and a new $400 million credit facility to enhance our financial flexibility.

  . We completed a public offering of 4.1 million shares of our common stock and received net proceeds from the offering of approximately $56 million, or $13.67 per share.

  . We acquired five communities with 1,304 apartment homes and one parcel of land at a total cost of approximately $92.6 million, which included the use of tax free exchange funds.

  .  We hired Thomas W. Toomey as our Chief Executive Officer to succeed John
     P. McCann, who had served in this role for more than 26 years. Upon completion of Mr. Toomey's review of our strategy and organizational structure, we hired several new senior executives, opened a new executive office near Denver, Colorado and streamlined our workforce.

Business Objectives and Operating Strategies

   Our principal business objective is to maximize the economic returns of our apartment communities to provide our shareholders with the greatest possible total return and value. To achieve this objective, we intend to continue to pursue the following goals and strategies:

  . own and operate middle market apartments across a national platform, thus enhancing stability and predictability of returns to our shareholders,

  . manage real estate cycles by taking an opportunistic approach to buying, selling and building apartment communities,

  . empower site associates to manage our communities efficiently and effectively,

  .  measure and reward associates based on specific performance targets, and

  . manage the capital structure to ensure predictability of earnings and dividends.

   To further our goal of being one of the largest apartment REITs, we have continued to focus on upgrading our portfolio and improving our operations in an effort to sustain above-average net operating income growth, steadily increase cash flow per apartment home and strengthen our capital structure.

Acquisitions and Mergers

   Acquisitions. During the past five years, we have increased our property portfolio by nearly 40,000 apartment homes by acquiring other REITs, private portfolios and individual communities as part of our strategy to enhance our geographic diversification. During the past three years, our dispositions have exceeded acquisitions, with acquisitions mostly utilizing disposition proceeds to complete Section 1031 tax-deferred exchanges. During 2001, using the proceeds from our disposition program and our equity offering, we acquired five communities with 1,304 apartment homes and one parcel of land at a total cost of $92.6 million, including the assumption of debt and the use of tax free exchange funds.

   When evaluating potential acquisitions, we consider:

  . population growth, cost of alternative housing, overall potential for economic growth and the tax and regulatory environment of the community in which the property is located,

  . geographic location and type of community, including proximity to our existing communities which can deliver significant economies of scale,

  .  construction quality, condition and design of the community,

  . current and projected cash flow of the property and the ability to increase cash flow,

  .  potential for capital appreciation of the property,

  . ability to increase the value and profitability of the property through upgrades and repositioning,

  .  terms of resident leases, including the potential for rent increases,

  . occupancy and demand by residents for properties of a similar type in the vicinity,

  . prospects for liquidity through sale, financing or refinancing of the property, and

  . competition from existing multifamily communities and the potential for the construction of new multifamily properties in the area.

   Mergers. The apartment sector of the real estate industry has undergone modest but steady consolidation over the past decade. Some apartment REITs and privately owned portfolios may seek to be acquired by large, well capitalized REITs that have superior access to the capital markets. We have participated in this consolidation process by completing the following mergers:

  . On December 31, 1996, we acquired SouthWest Property Trust Inc. in a statutory merger. SouthWest was a publicly traded multifamily REIT that owned 44 communities with 14,320 apartment homes primarily located in Texas. The merger provided us with diversification beyond our traditional Southeast and Mid-Atlantic markets and into the Southwestern markets.

  . On March 27, 1998, we acquired ASR Investments Corporation in a statutory merger. ASR was a publicly traded multifamily REIT that owned 39 communities with 7,550 apartment homes located in Arizona, Texas, New Mexico and the state of Washington. The merger furthered our investment in Southwestern markets, provided an initial presence in the Pacific Northwest and added communities in Houston and Phoenix.

  . On December 7, 1998, we acquired American Apartment Communities II, Inc., or AAC, in a statutory merger. In connection with this acquisition, we acquired 53 communities with 14,001 apartment homes located primarily in California, the Pacific Northwest, the Midwest and Florida. The merger enabled us to enter new major markets, many of which are strong growth markets. Through the merger, we entered Portland, San Francisco, Sacramento, San Jose, Monterey, Los Angeles, Denver, Indianapolis and Detroit. In addition, AAC added communities to our portfolios in Columbus, Tampa, South Florida and Seattle.

   The following table summarizes our apartment acquisitions, including acquisitions through mergers, during the last five years (dollars in thousands):

                                              2001       2000       1999       1998       1997
                                           ---------- ---------- ---------- ---------- ----------
Homes acquired............................      1,304        267      1,230     28,510      8,628
Homes owned at December 31................     77,567     77,219     82,154     86,893     62,789
Total real estate owned, at carrying value $3,907,667 $3,836,320 $3,953,045 $3,952,752 $2,517,398
Total rental income....................... $  618,590 $  626,594 $  625,115 $  481,986 $  387,647

Dispositions

   We regularly monitor and adjust our assets to increase portfolio profitability. During the past three years, we sold more than 15,000 of our slower growing, non-core apartment homes while exiting some markets in an effort to increase the quality and performance of our portfolio. Proceeds from the disposition program were used to strengthen our capitalization structure by paying down debt, as well as to fund development projects, acquire replacement communities and to selectively repurchase shares of our preferred and common stock.

   Factors we consider in deciding whether to dispose of a property include:

  . current market pricing for an asset compared to projected economics for that asset,

  .  potential increases in new construction in the market area,

  .  areas where the economy is not expected to grow substantially, and

  .  markets where we do not intend to establish long-term concentration.

   At December 31, 2001, there were four parcels of land in low-performing markets classified as real estate held for disposition. In addition, we were actively marketing 33 apartment communities for sale in similar markets. We are in the market for replacement properties that will correspond with our expected sales activity to prevent dilution to earnings.

Development and Upgrading Activities

   During 2001, we continued to reposition properties in targeted markets where there was a perceived opportunity to add value and achieve greater than inflationary increases in rents over the long term. In 2001, we spent $51.5 million to finish 776 apartment homes in two new communities and a phase three to an existing community. In addition, revenue enhancing capital expenditures, including water sub-metering, gating and access systems, the addition of microwaves, washer-dryers, interior upgrades and new business and fitness centers totaled $21.6 million or $286 per home for the year ended December 31, 2001.

   We will continue to seek out development opportunities in our core markets and seek to raise equity with potential joint venture partners to start a new development program in 2002. We anticipate that any potential starts would occur towards the end of 2002. Until then, we will strive to create value for the portfolio through rehabilitation of existing properties and phase II opportunities within the existing portfolio.

Financing Activities

   As part of our plan to strengthen our capital structure, we used a majority of our disposition proceeds in 2001 to reduce debt and repurchase shares of our outstanding common and preferred stock. The following is a list of our major financing activities in 2001:

  . We redeemed all of our 9.25% Series A Cumulative Redeemable Preferred shares at $25 per share plus accrued interest.

  . We negotiated a $200 million secured credit facility with ARCS Commercial Mortgage Co., L.P., or ARCS, a Fannie Mae DUS Lender.

  . We negotiated a $400 million secured credit facility through ARCS with the funds earmarked to refinance existing debt on over 30 properties.

  . We repurchased 17,600 share of our Series B preferred stock at an average price of $24.42 per share and 3,768,704 shares of our common stock and operating partnership units at an average price of $13.21 for a total cost of $50.2 million.

  . We sold 4.1 million shares of our common stock in a public offering and received net proceeds of approximately $56 million from the offering.

Markets

   At December 31, 2001, we owned apartment communities in 62 markets in 21 states. Of those markets, 45 markets, or 73%, generated positive same community net operating income growth. We have a geographically diverse portfolio and we believe this diversification increases investment opportunity and decreases the risk associated with cyclical local real estate markets and economies, thereby increasing the stability and predictability of our earnings.

   In 2001, new supply continued to come into the market as demand was slowing. The excess supply exerted pressure on occupancy in some of our key markets, particularly in Charlotte, Raleigh, Atlanta, and Orlando. Offsetting this, some of our markets experienced above-average net operating income growth for the year, including Seattle, Dallas/Fort Worth, Baltimore, Norfolk and Metropolitan DC. Our West Coast markets, including our markets in California and the Pacific Northwest, were exceptionally strong throughout the year.

   We believe changing demographics will have a significant impact on the apartment industry over the next two decades. In particular, we believe the annual number of young people entering the workforce and creating households will be significantly higher over the next 15 years as compared to the number who entered the workforce over the past 10 years. The number of single people and single parent households continues to grow significantly. There is also higher growth in immigration than had been expected. Each of these population segments has a high propensity to rent.

   Many economists believe the United States economy is currently in recession. The weakness in the overall United States economy was exacerbated by the events of September 11, 2001. The recession has adversely affected employment and other significant elements of the economy that drive productivity and the financial strength of business. To maintain our occupancy levels during these economic conditions, we have provided certain concessions to our residents and we have increased our bad debt allowance.

   Moving forward, we will continue to emphasize aggressive lease management, expense control, increased resident retention efforts and the realignment of employee incentive plans tied to our bottom line performance. We believe this plan of operations, coupled with the portfolio's strengths in targeting the middle market of renters across a geographically diverse platform, should position us for continued operational improvement.

Communities

   At December 31, 2001, our apartment portfolio included 274 communities having a total of 77,567 completed apartment homes. In addition, we had 462 apartment homes under development at two additional phases to existing owned communities. The overall quality of our portfolio has significantly improved since 1997 with the disposition of non-core apartment homes and the upgrading of most of our communities. The upgrading of the portfolio provides several key benefits related to portfolio profitability. It enables us to raise rents more significantly and to attract residents with higher levels of disposable income who are more likely to accept the transfer of expenses, such as water and sewer costs, from the landlord to the resident. In addition, it potentially reduces recurring capital expenditures per apartment, and therefore increases cash flow.

Same Communities

   Our primary earnings driver is same apartment community operations. During 2001, our same communities provided 95% of our property operating income. Rental growth was 3.1% and resulted primarily from a 3.9% increase in rental rates offset by a 0.2% decrease in physical occupancy, higher concessions and an increase in bad debt expense. Operating expenses also grew by 4.4%, much of which resulted from a 10.6% increase in electricity costs and a 9.4% increase in repair and maintenance.

   Average physical occupancy, rental rates and operating margins at our same communities during the past three years are set forth below:

                                            2001   2000   1999
                                            -----  -----  -----
               Physical occupancy..........  94.0%  94.2%  93.0%
               Average monthly rental rates $ 698  $ 667  $ 631
               Operating margin............  63.2%  63.1%  63.3%

Customers

   We focus on the broad middle-market segment of the apartment market that generally consists of renters-by-necessity. This group includes young professionals, blue-collar families, single parent households, older singles, immigrants, non-related parties and families renting while waiting to purchase a home. We believe this segment provides the highest profit potential in terms of rent growth, stability of occupancy and investment opportunities.

   We believe there will be a significant increase in the number of younger renters over the next decade and a half. Accordingly, we plan to target some of our incremental investments to communities that will be attractive to younger households. These communities will often be located close to where young people work, shop and play.

Tax Matters

   We have elected to be taxed as a REIT under the Internal Revenue Code. To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate, our income be derived primarily from real estate and that we distribute at least 90% of our taxable income (other than our net capital gain) to our shareholders. Provided we maintain our qualification as a REIT, we will generally not be subject to federal income taxes at the corporate level on our net income to the extent net income is distributed to our shareholders.

   The REIT Modernization Act, or RMA, which took effect in 2001, contains several provisions that allow REITs to compete more effectively in the real estate industry by allowing REITs to offer the same types of services as non-REIT competitors in the marketplace. The most important feature of the RMA is the allowance for REITs to create taxable REIT subsidiaries, or TRS, that can provide services to residents and others without disqualifying the rents that a REIT receives from its residents.

   Prior to the RMA, REITs were not allowed to provide non-customary or tenant specific services to their residents, such as concierge services, beyond a de minimus amount. As the apartment industry has become a competitive customer-focused business, these constraints inhibited REITs from maintaining a competitive edge in attracting and maintaining residents. Therefore, the RMA has several significant benefits for the REIT industry. REITs will be allowed, through a TRS, to provide a wide range of increasingly important services that residents have come to expect, generating new sources of income for REIT shareholders.

   Effective January 1, 2001, REITs can own 100% of the stock of a TRS. However, the legislation contains a number of safeguards that would limit the size of a TRS to ensure that REITs remain focused on their core business of owning and operating real estate assets. The RMA provides another significant change to the existing law. The RMA changes the minimum distribution requirement from 95% to 90% of the REIT's taxable income. This allows REITs to retain a greater level of capital that can be used to invest in expenditures to maintain the quality of their real estate assets as well as repay outstanding debt.

   We do not currently have any TRSs; however, we are evaluating opportunities to take advantage of this legislation.

Competitive Conditions

   In most of our markets, competition for new residents is intense. Some competing communities offer features that our communities do not have. Some competing communities may use concessions or lower rents to obtain competitive advantages. Also, some competing communities are larger or newer than our communities. The competitive position of each community is different depending upon many factors including sub-market supply and demand. In addition, other real estate investors compete with us to acquire existing properties and to develop new properties. These competitors include insurance companies, pension and investment funds, developer partnerships, investment companies and other apartment REITs. This competition could increase prices for properties of the type that we would likely pursue, and our competitors may have greater resources than we do.

   Management believes that, in general, we are well-positioned to compete effectively for residents and investments. We believe our competitive advantages include:

  . a fully integrated organization with property management, development, acquisition, marketing and financing expertise,

  .  scalable operating and support systems,

  .  purchasing power,

  . geographic diversification with a presence in more than 62 markets across the country, and

  . local presence in many of our major markets which allows us to be a local operating expert.

Inflation

   Substantially all of our leases are for a term of one year or less, which may enable us to realize increased rents upon renewal of existing leases or the beginning of new leases. Such short-term leases generally minimize the risk to us of the adverse effects of inflation, although as a general rule these leases permit residents to leave at the end of the lease term without penalty. Short-term leases and relatively consistent demand allow rents, and therefore cash flow from the portfolio, to provide an attractive hedge against inflation.

Environmental Matters

   To date, compliance with federal, state, and local environmental protection regulations has not had a material effect on our capital expenditures, earnings or competitive position. However, over the past 15 years, the issue has been raised regarding the presence of asbestos and other hazardous materials in existing real estate properties, and within the past year there has been an increase in the number of claims of potential health-related issues allegedly caused by the presence of mold in confined spaces. We have a property management plan for hazardous materials. As part of the plan, Phase I environmental site investigations and reports have been completed for each property we own. In addition, all proposed acquisitions are inspected prior to acquisition. The inspections are conducted by qualified environmental consultants, and we review the issued report prior to the purchase or development of any property. Nevertheless, it is possible that our environmental assessments will not reveal all environmental liabilities, or that some material environmental liabilities exist of which we are unaware. In some cases, we have abandoned otherwise economically attractive acquisitions because the costs of removal or control of hazardous materials have been prohibitive or we have been unwilling to accept the potential risks involved. We do not believe we will be required to engage in any large-scale abatement at any of our properties. Management believes that through professional environmental inspections and testing for asbestos, lead paint and other hazardous materials, coupled with a conservative posture toward accepting known risk, we can minimize our exposure to potential liability associated with environmental hazards.

   Federal legislation requires owners and landlords of residential housing constructed prior to 1978 to disclose to potential residents or purchasers of the communities any known lead paint hazards and imposes treble damages for failure to provide such notification. In addition, lead based paint in any of the communities may result in lead poisoning in children residing in that community if chips or particles of such lead based paint are ingested, and we may be held liable under state laws for any such injuries caused by ingestion of lead based paint by children living at the communities.

   We are unaware of any environmental hazards at any of our properties which individually or in the aggregate may have a material adverse impact on our operations or financial position. We have not been notified by any governmental authority, and we are not otherwise aware, of any material non-compliance, liability or claim relating to environmental liabilities in connection with any of our properties. We do not believe that the cost of continued compliance with applicable environmental laws and regulations will have a material adverse effect on us or our financial condition or results of operations. We cannot assure you, however, that future environmental laws, regulations or ordinances will not require additional remediation of existing conditions that are not currently actionable. Also, if more stringent requirements are imposed on us in the future, the costs of compliance could have a material adverse effect on us and our financial condition. To the best of our knowledge, we are in compliance with all applicable environmental rules and regulations.

Insurance

   We carry comprehensive general liability coverage on our communities, with limits of liability customary within the industry to insure against liability claims and related defense costs. We are also insured, in all material respects, against the risk of direct physical damage in amounts necessary to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period.

Factors Affecting Our Business and Prospects

   There are many factors that affect our business and our results of operations, some of which are beyond our control. The following is a description of some of the important factors that may cause our actual results of operations in future periods to differ materially from those currently expected or desired.

   Unfavorable Changes in Apartment Market and Economic Conditions Could Adversely Affect Occupancy Levels and Rental Rates. Market and economic conditions in the metropolitan areas in which we operate may significantly affect our occupancy levels and rental rates and therefore our profitability. Factors that may adversely affect these conditions include the following:

  .  a reduction in jobs and other local economic downturns,

  . declines in mortgage interest rates, making alternative housing more affordable,

  .  oversupply of, or reduced demand for, apartment homes,

  .  declines in household formation, and

  . rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs.

   The weakness in the United States economy has been exacerbated by the events of September 11, 2001, as well as by the United States' war on terrorism. The weak economy has adversely affected employment and other significant elements of the economy that drive productivity and the financial strength of businesses. Any continuation or worsening of current economic conditions, generally and in our principal market areas, could have a material adverse effect on our occupancy levels, our rental rates and our ability to strategically acquire and dispose of apartment communities. This may impair our ability to satisfy our financial obligations and pay distributions to our shareholders.

   Acquisitions or New Development May Not Achieve Anticipated Results. We intend to continue to selectively acquire apartment communities that meet our investment criteria. Our acquisition activities and their success are subject to the following risks:

  . An acquired community may fail to perform as we expected in analyzing our investment, or a significant exposure related to the acquired property may go undetected during our due diligence procedures.

  . When we acquire an apartment community, we often invest additional amounts in it with the intention of increasing profitability. These additional investments may not produce the anticipated improvements in profitability.

  . New developments may not achieve pro forma rents or occupancy levels, or problems with construction or local building codes may delay initial occupancy dates for all or a portion of a development community.

   Possible Difficulty of Selling Apartment Communities Could Limit Operational
and Financial Flexibility.   We periodically dispose of apartment communities
that no longer meet our strategic objectives, but market conditions could change and purchasers would not be willing to pay prices acceptable to us. A weak market may limit our ability to change our portfolio promptly in response to changing economic conditions. Furthermore, a significant portion of the proceeds from our overall property sales may be held by intermediaries in order for some sales to qualify as like-kind exchanges under Section 1031 of the Internal Revenue Code, so that any related capital gain can be deferred for federal income tax purposes. As a result, we may not have immediate access to all of the cash flow generated from our property sales. In addition, federal tax laws limit our ability to profit on the sale of communities that we have owned for fewer than four years, and this limitation may prevent us from selling communities when market conditions are favorable.

   Increased Competition Could Limit Our Ability to Lease Apartment Homes or Increase or Maintain Rents. Our apartment communities compete with numerous housing alternatives in attracting residents, including other apartment communities and single-family rental homes, as well as owner occupied single- and multi-family homes. Competitive housing in a particular area could adversely affect our ability to lease apartment homes and increase or maintain rents.

   Insufficient Cash Flow Could Affect Our Debt Financing and Create
Refinancing Risk.   We are subject to the risks normally associated with debt
financing, including the risk that our operating income and cash flow will be insufficient to make required payments of principal and interest, or could restrict our borrowing capacity under our line of credit due to debt covenant restraints. We cannot assure you that sufficient cash flow will be available to make all required principal payments and still satisfy our distribution requirements to maintain our status as a REIT, nor can we assure you that the full limits of our line of credit will be available to us if our operating performance falls outside the constraints of our debt covenants. Additionally, we are likely to need to refinance substantially all of our outstanding debt as it matures. We may not be able to refinance existing debt, or the terms of any refinancing may not be as favorable as the terms of the existing debt, which could create pressures to sell assets or to issue additional equity when we would otherwise not choose to do so.

   Failure to Generate Sufficient Revenue Could Impair Debt Service Payments and Distributions to Shareholders. If our apartment communities do not generate sufficient net rental income to meet rental expenses, our ability to make required payments of interest and principal on our debt securities and to pay distributions to our shareholders will be adversely affected. The following factors, among others, may affect the net rental income generated by our apartment communities:

  .  the national and local economies,

  . local real estate market conditions, such as an oversupply of apartment homes,

  . tenants' perceptions of the safety, convenience and attractiveness of our communities and the neighborhoods where they are located,

  .  our ability to provide adequate management, maintenance and insurance, and

  .  rental expenses, including real estate taxes and utilities.

   Expenses associated with our investment in a community, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental income from that community. If a community is mortgaged to secure payment of debt and we are unable to make the mortgage payments, we could sustain a loss as a result of foreclosure on the community or the exercise of other remedies by the mortgagee.

   Debt Level May Be Increased. Our current debt policy does not contain any limitations on the level of debt that we may incur, although our ability to incur debt is limited by covenants in our bank and other credit agreements. We manage our debt to be in compliance with these debt covenants, but subject to compliance with these covenants, we may increase the amount of our debt at any time without a concurrent improvement in our ability to service the additional debt.

   Financing May Not Be Available and Could be Dilutive. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common and preferred equity. Debt or equity financing may not be available in sufficient amounts, or on favorable terms or at all. If we issue additional equity securities to finance developments and acquisitions instead of incurring debt, the interests of our existing shareholders could be diluted.

   Development and Construction Risks Could Impact Our Profitability. We intend to continue to develop and construct apartment communities. Development activities may be conducted through wholly-owned affiliated companies or through joint ventures with unaffiliated parties. Our development and construction activities may be exposed to the following risks:

  . We may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations, which could result in increased development costs and could require us to abandon our activities entirely with respect to a project for which we are unable to obtain permits or authorizations.

  . If we are unable to find joint venture partners to help fund the development of a community or otherwise obtain acceptable financing for the developments, our development potential may be limited.

  . We may abandon development opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring them.

  . We may be unable to complete construction and lease-up of a community on schedule, or incur development or construction costs that exceed our original estimates, and we may be unable to charge rents that would compensate for any increase in such costs.

  . Occupancy rates and rents at a newly developed community may fluctuate depending on a number of factors, including market and economic conditions, preventing us from meeting our profitability goals for that community.

   Construction costs have been increasing in our existing markets, and the costs of upgrading acquired communities have, in some cases, exceeded our original estimates. We may experience similar cost increases in the future. Our inability to charge rents that will be sufficient to offset the effects of any increases in these costs may impair our profitability.

   Failure to Succeed in New Markets May Limit Our Growth. We may from time to time make acquisitions outside of our existing market areas if appropriate opportunities arise. We may be exposed to a variety of risks if we choose to enter new markets and we may not be able to operate successfully in new markets. These risks include, among others:

  . inability to accurately evaluate local apartment market conditions and local economies,

  . inability to obtain land for development or to identify appropriate acquisition opportunities,

  .  inability to hire and retain key personnel, and

  .  lack of familiarity with local governmental and permitting procedures.

   Changing Interest Rates Could Increase Interest Costs and Could Affect the
Market Price of Our Securities.   We currently have, and expect to incur in the
future, debt bearing interest at rates that vary with market interest rates. Therefore, if interest rates increase, our interest costs will rise to the extent our variable rate debt is not hedged effectively. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of our common and preferred stock and debt securities.

   Limited Investment Opportunities Could Adversely Affect Our Growth. We expect that other real estate investors will compete with us to acquire existing properties and to develop new properties. These competitors include insurance companies, pension and investment funds, developer partnerships, investment companies and other apartment REITs. This competition could increase prices for properties of the type that we would likely pursue, and our competitors may have greater resources than we do. As a result, we may not be able to make attractive investments on favorable terms, which could adversely affect our growth.

   Failure to Integrate Acquired Communities and New Personnel Could Create Inefficiencies. To grow successfully, we must be able to apply our experience in managing our existing portfolio of apartment communities to a larger number of properties. In addition, we must be able to integrate new management and operations personnel as our organization grows in size and complexity. Failures in either area will result in inefficiencies that could adversely affect our expected return on our investments and our overall profitability.

   Interest Rate Hedging Contracts May Be Ineffective and May Result in Material Charges. From time to time when we anticipate issuing debt securities, we may seek to limit our exposure to fluctuations in interest rates during the period prior to the pricing of the securities by entering into interest rate hedging contracts. We may do this to increase the predictability of our financing costs. Also, from time to time we may rely on interest rate hedging contracts to limit our exposure under variable rate debt to unfavorable changes in market interest rates. If the pricing of new debt securities is not within the parameters of, or market interest rates produce a lower interest cost than that which we incur under a particular interest rate hedging contract, the contract is ineffective. Furthermore, the settlement of interest rate hedging contracts has involved and may in the future involve material charges.

   Potential Liability for Environmental Contamination Could Result in Substantial Costs. Under various federal, state and local environmental laws, as a current or former owner or operator of real estate, we could be required to investigate and remediate the effects of contamination of currently or formerly owned real estate by hazardous or toxic substances, often regardless of our knowledge of or responsibility for the contamination and solely by virtue of our current or former ownership or operation of the real estate. In addition, we could be held liable to a governmental authority or to third parties for property damage and for investigation and clean-up costs incurred in connection with the contamination. These costs could be substantial, and in many cases environmental laws create liens in favor of governmental authorities to secure their payment. The presence of such substances or a failure to properly remediate any resulting contamination could materially and adversely affect our ability to borrow against, sell or rent an affected property.

   Compliance With REIT Share Ownership Limit May Prevent Takeovers Beneficial to Shareholders. One of the requirements for maintenance of our qualification as a REIT for federal income tax purposes is that no more than 50% in value of our outstanding capital stock may be owned by five or fewer individuals, including entities specified in the Internal Revenue Code, during the last half of any taxable year. Our charter includes provisions allowing us to stop transfers of and redeem our shares that are intended to assist us in complying with this requirement. These provisions may have the effect of delaying, deferring or preventing someone from taking control of us, even though a change of control might involve a premium price for our shareholders or might otherwise be in our shareholders' best interests.

   We are Subject to Certain Tax Risks. We have elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, we must satisfy numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Internal Revenue Code provisions. Only limited judicial or administrative interpretation exists for these provisions and involves the determination of various factual matters and circumstances not entirely within our control. In addition, future legislation, new regulations, administrative interpretations or court decisions may apply to us, potentially with retroactive effect, and adversely affect our ability to qualify as a REIT. We may receive significant non-qualifying income or acquire non-qualifying assets, which as a result, may cause us to approach the income and assets test limits imposed by the Internal Revenue Code. There is a risk that we may not satisfy these tests. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at corporate rates. We may also be disqualified from treatment as a REIT for the four taxable years following the year in which we failed to qualify. This would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. Even if we continue to qualify as a REIT, we will continue to be subject to certain federal, state and local taxes on our income and property.

   The Ability of Our Shareholders to Control Our Policies and Effect a Change of Control of Our Company is Limited, Which May Not Be in Our Shareholders' Best Interests. Under the terms of our shareholder rights plan, our Board of Directors can in effect prevent a person or group from acquiring more than 15% of the outstanding shares of our common stock. Unless our Board of Directors approves the person's purchase, after that person acquires more than 15% of our outstanding common stock, all other shareholders will have the right to purchase securities from us at a price that is less than their then fair market value. Purchases by other shareholders would substantially reduce the value and influence of the shares of our common stock owned by the acquiring person. Our Board of Directors, however, can prevent the shareholder rights plan from operating in this manner. This gives our Board of Directors significant discretion to approve or disapprove a person's efforts to acquire a large interest in us.

Executive Officers of the Company

   The following table sets forth information about our executive officers as of March 1, 2002. The executive officers listed below serve in their respective capacities for approximate one-year terms.

                Name         Age              Office               Since
                ----         ---              ------               -----
        Thomas W. Toomey.... 41  President, Chief Executive        2001
                                 Officer and Director

        W. Mark Wallis...... 51  Senior Executive Vice President   2001
                                 Legal, Acquisitions, Dispositions
                                 & Development

        Christopher D. Genry 41  Executive Vice President          2001
                                 Chief Financial Officer

        Ella S. Neyland..... 47  Executive Vice President          2001
                                 Treasurer & Investor Relations

        Lester C. Boeckel... 53  Senior Vice President             2001
                                 Acquisitions & Dispositions

        Martha R. Carlin.... 39  Senior Vice President             2001
                                 Operations

        Thomas J. Corcoran.. 55  Senior Vice President             1997
                                 Human Resources

        Richard A. Giannotti 46  Senior Vice President             1985
                                 Development and Acquisitions,
                                 Eastern Region

        Patrick S. Gregory.. 52  Senior Vice President             1997
                                 Chief Information Officer

        Kevin M. McCabe..... 36  Senior Vice President             2001
                                 Real Estate Operations

        Scott A. Shanaberger 33  Senior Vice President             1994
                                 Corporate Controller &
                                 Chief Accounting Officer

        Mark E. Wood........ 50  Senior Vice President             1996
                                 Development and Acquisitions,
                                 Western Region

   Set forth below is certain biographical information about each of our executive officers.

   Mr. Toomey joined us as President, Chief Executive Officer and a Director in February 2001. Prior to joining us, Mr. Toomey was the Chief Operating Officer of Apartment Investment Management Company, or AIMCO. Before becoming the Chief Operating Officer, Mr. Toomey was the Executive Vice President--Finance and Administration at AIMCO. Prior to joining AIMCO in November 1995, Mr. Toomey was Senior Vice President and Treasurer with Lincoln Property Company from 1990 to 1995 and an Audit Manager with Arthur Andersen & Co. from 1984 to 1990.

   Mr. Wallis joined us in March 2001 as Senior Executive Vice President of Legal, Acquisitions, Dispositions and Development. Prior to joining us, Mr. Wallis was the President of Golden Living Communities, a company he established in 1995, involved in the development of assisted and independent living communities. Prior to founding Golden Living, Mr. Wallis was Executive Vice President of Finance and Administration of Lincoln Property Company, a real estate development and management company.

   Mr. Genry joined us in March 2001 as Executive Vice President and Chief Financial Officer. Mr. Genry had been Chief Financial Officer of Centex Construction Group, a $ 1 billion subsidiary of the New York Stock Exchange listed Centex Corporation. As CFO, he provided strategic leadership in the development and management of all financial and information systems, the redesign and oversight of internal audit functions and the identification and evaluation of acquisition opportunities. Prior to joining Centex, he was with Arthur Andersen & Co. in Dallas.

   Ms. Neyland joined us in March 2001 as Executive Vice President and Treasurer and is also responsible for Investor Relations. Ms. Neyland had been Chief Financial Officer of Sunrise Housing, Ltd., a privately owned apartment development company that manufactures modular units for the construction of affordable apartment communities. Previously, she served as an Executive Director with CIBC World Markets and as Senior Vice President of Finance of Lincoln Property Company.

   Mr. Boeckel joined us in July 2001 as Vice President of Acquisitions and Dispositions and was promoted to Senior Vice President in February 2002. Prior to joining United Dominion, Mr. Boeckel was the Senior Vice President of Asset Management at Apartment Investment Management Company. Before becoming the SVP of Asset Management, Mr. Boeckel was a Regional Vice President with operating responsibility for a portfolio of 12,000 apartment homes. Prior to joining AIMCO, Mr. Boeckel had over ten years of real estate experience with various firms including a regional investment banking firm, a regional financial planning firm and a national apartment syndication firm.

   Ms. Carlin joined us in March 2001 as a Senior Vice President responsible for operational efficiencies and revenue enhancement. Ms. Carlin was previously Senior Vice President of Operations for opsXchange, Inc., a real estate procurement technology developer. Previously, she served as Senior Vice President of Ancillary Services at Apartment Investment and Management Company and as a member of Arthur Andersen's Real Estate Services Group.

   Mr. Corcoran joined us in 1997 as the Assistant Vice President of Human Resources and was promoted to Vice President in 1998 and Senior Vice President in 1999. Prior to joining United Dominion, Mr. Corcoran was the Vice President of Human Resources for Acordia, Inc., a national insurance brokerage firm from 1993 to 1995.

   Mr. Giannotti joined us as Director of Development and Construction in September 1985. He was elected Assistant Vice President in 1988, Vice President in 1989 and Senior Vice President in 1996. In 1998, Mr. Giannotti was elected Director of Development-East.

   Mr. Gregory joined us in 1997 as Vice President and Chief Information Officer and was promoted to Senior Vice President in 1999. From 1976 to 1997, Mr. Gregory was employed by Crestar Bank as a New Technology Analyst.

   Mr. McCabe joined us in June 2001 as Senior Vice President responsible for property operations. Prior to joining United Dominion, Mr. McCabe was President of AutoTrac Information Solutions, a customer relationship management and database marketing company based in Wheat Ridge, Colorado. Mr. McCabe also worked as a senior manager in the strategy and business transformation consulting group for E&Y Kenneth Leventhal and as a manager with Pritchett and Associates, a consulting firm specializing in M&A integration.

   Mr. Shanaberger joined us in 1994 as an Accounting Manager and was promoted to Assistant Vice President and Assistant Treasurer in 1997. In 2000, Mr. Shanaberger was promoted to Vice President Corporate Controller and Chief Accounting Officer and was promoted to Senior Vice President in 2002. Prior to joining United Dominion, Mr. Shanaberger was employed by Ernst & Young LLP.

   Mr. Wood joined us as Vice President of Construction in connection with the merger of SouthWest in 1996. He was promoted to Senior Vice President and Director of Development-West in 2000.

Item 2.  PROPERTIES

   At December 31, 2001, our apartment portfolio included 274 communities located in 21 states, with a total of 77,567 completed apartment homes. In addition, we had 462 apartment homes under development at two additional phases of existing owned communities. We own approximately 53,000 square feet of office space in Richmond, Virginia for our corporate offices and we lease approximately 9,700 square feet of office space in Highlands Ranch, Colorado for our principal executive offices. The table below sets forth a summary of our real estate portfolio by geographic market at December 31, 2001.

  Summary of Real Estate Portfolio by Geographic Market at December 31, 2001

                                      Number of  Number of Percentage of    Carrying                               Physical
                                      Apartment  Apartment   Carrying        Value       Encumbrances    Cost     Occupancy
                                     Communities   Homes       Value     (in thousands) (in thousands) Per Home Full Year 2001
                                     ----------- --------- ------------- -------------- -------------- -------- --------------
Dallas, TX..........................      16       5,177        6.5%       $  255,437      $ 40,850    $ 49,341      95.0%
Houston, TX.........................      22       5,722        5.8%          227,217        27,336      39,709      94.0%
Phoenix, AZ.........................      12       3,854        5.8%          225,997        56,893      58,640      93.6%
Orlando, FL.........................      14       4,140        5.2%          202,676        89,823      48,956      92.9%
San Antonio, TX.....................      12       3,827        4.9%          190,182        37,072      49,695      91.6%
Raleigh, NC.........................      10       3,283        4.3%          166,411        57,754      50,689      91.7%
Tampa, FL...........................      10       3,372        3.9%          151,867        57,315      45,038      94.1%
Fort Worth, TX......................      11       3,561        3.8%          148,888        22,786      41,811      96.6%
Columbus, OH........................       6       2,527        3.8%          148,012        43,897      58,572      93.4%
San Francisco, CA...................       4         980        3.6%          140,995        21,423     143,872      97.3%
Charlotte, NC.......................      10       2,710        3.5%          136,303        12,159      50,296      89.2%
Nashville, TN.......................       8       2,220        3.1%          119,805            --      53,966      94.2%
Greensboro, NC......................       8       2,122        2.7%          103,703            --      48,870      91.0%
Monterey Peninsula, CA..............       9       1,706        2.5%           97,304        44,416      57,036      95.4%
Memphis, TN.........................       6       1,956        2.5%           96,909        27,092      49,544      92.3%
Richmond, VA........................       8       2,372        2.5%           96,117        66,657      40,522      95.6%
Southern California.................       5       1,414        2.3%           90,989        11,627      64,349      95.8%
Wilmington, NC......................       6       1,869        2.3%           89,015            --      47,627      92.6%
Metropolitan DC.....................       5       1,291        1.9%           74,599        38,011      57,784      97.9%
Atlanta, GA.........................       6       1,426        1.8%           71,202        19,113      49,931      93.3%
Baltimore, MD.......................       6       1,291        1.7%           67,102        29,011      51,977      97.1%
Columbia, SC........................       6       1,584        1.6%           62,230         5,000      39,287      95.0%
Jacksonville, FL....................       3       1,157        1.5%           58,329        23,202      50,414      92.9%
Norfolk, VA.........................       6       1,437        1.4%           54,095         7,359      37,644      95.4%
Lansing, MI.........................       4       1,226        1.2%           48,668        24,889      39,697      92.4%
Seattle, WA.........................       3         628        0.9%           34,031        13,311      54,189      94.9%
Other Western.......................       6       2,594        3.3%          127,729        42,239      49,240      96.3%
Other Florida.......................       8       2,073        2.6%          101,208            --      48,822      91.3%
Other Southwestern..................       9       2,212        2.5%           98,136        19,102      44,365      93.4%
Other Midwestern....................      10       2,122        2.4%           93,803        36,148      44,205      93.0%
Other Pacific.......................       7       1,757        2.2%           87,156        45,605      49,605      93.6%
Other North Carolina................       8       1,893        1.9%           74,453         9,876      39,331      95.1%
Other Mid-Atlantic..................       5         928        1.1%           42,397        12,542      45,686      96.6%
Other Southeastern..................       3         764        1.0%           37,428        19,285      48,990      94.8%
Other Northeastern..................       2         372        0.5%           18,119         5,167      48,707      96.4%
Land................................     n/a         n/a        0.3%           12,879           n/a         n/a       n/a
Real Estate Under Development.......     n/a         n/a        0.7%           27,361           n/a         n/a       n/a
                                         ---      ------       ----        ----------      --------    --------      ----
      Total Apartments..............     274      77,567       99.3%       $3,878,752      $966,960    $ 49,486      93.9%
                                         ---      ------       ----        ----------      --------    --------      ----
Real Estate Held for Disposition (b)     n/a         n/a        0.2%            8,848            --         n/a       n/a
Commercial Property.................     n/a         n/a        0.3%           12,448         3,221         n/a       n/a
Richmond--Corporate.................     n/a         n/a        0.2%            7,619         3,996         n/a       n/a
                                         ---      ------       ----        ----------      --------    --------      ----
      Total Real Estate Owned.......     274      77,567        100%       $3,907,667      $974,177    $ 49,486      93.9%
                                         ===      ======       ====        ==========      ========    ========      ====

                                      Average Monthly Rental     Average
                                     Rates for the Year Ended   Unit Size
                                      December 31, 2001 (a)   (Square Feet)
                                     ------------------------ -------------
Dallas, TX..........................          $  678                814
Houston, TX.........................             623                821
Phoenix, AZ.........................             715                918
Orlando, FL.........................             746                937
San Antonio, TX.....................             677                835
Raleigh, NC.........................             719                937
Tampa, FL...........................             694                950
Fort Worth, TX......................             638                803
Columbus, OH........................             691                905
San Francisco, CA...................           1,767                776
Charlotte, NC.......................             703                983
Nashville, TN.......................             688                943
Greensboro, NC......................             642                981
Monterey Peninsula, CA..............             859                727
Memphis, TN.........................             633                835
Richmond, VA........................             711                945
Southern California.................             903                745
Wilmington, NC......................             661                951
Metropolitan DC.....................             845                905
Atlanta, GA.........................             741                908
Baltimore, MD.......................             817                889
Columbia, SC........................             586                838
Jacksonville, FL....................             669                896
Norfolk, VA.........................             665              1,016
Lansing, MI.........................             661                816
Seattle, WA.........................             742                823
Other Western.......................             703                902
Other Florida.......................             722                868
Other Southwestern..................             589                786
Other Midwestern....................             629                945
Other Pacific.......................             706                904
Other North Carolina................             566                895
Other Mid-Atlantic..................             770                931
Other Southeastern..................             586                950
Other Northeastern..................             672                889
Land................................             n/a                n/a
Real Estate Under Development.......             n/a                n/a
                                              ------              -----
      Total Apartments..............          $  703                884
                                              ------              -----
Real Estate Held for Disposition (b)             n/a                n/a
Commercial Property.................             n/a                n/a
Richmond--Corporate.................             n/a                n/a
                                              ------              -----
      Total Real Estate Owned.......          $  703                884
                                              ======              =====

--------
(a) Average Monthly Rental Rates for the Year Ended December 31, 2001, represent potential rent collections (gross potential rents less market adjustments), which approximate net effective rents, based on weighted average number of homes.
(b) Includes four parcels of land.

Item 3.  LEGAL PROCEEDINGS

   We are subject to various legal proceedings and claims arising in the ordinary course of business. We cannot determine the ultimate liability with respect to such legal proceedings and claims at this time. Management believes that such liability, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2001.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

   Our common stock is traded on the New York Stock Exchange under the symbol "UDR." The following tables set forth the quarterly high and low sale prices per common share reported on the NYSE for each quarter of the last two years. Distribution information for common stock reflects distributions declared per share for each calendar quarter and paid at the end of the following month.

                                                 Distribution
                                 High     Low      Declared
                               -------- -------- ------------
                   2001
                   1st Quarter $12.7000 $10.5625    $.2700
                   2nd Quarter  14.3800  11.9000     .2700
                   3rd Quarter  14.6000  13.7200     .2700
                   4th Quarter  14.8500  13.8600     .2700

                   2000
                   1st Quarter $10.5000 $ 9.4375    $.2675
                   2nd Quarter  11.7500   9.7500      2675
                   3rd Quarter  11.7500  10.6875     .2675
                   4th Quarter  11.1250   9.3750     .2675

   On March 1, 2002, the closing sale price of our common stock was $14.35 per share on the NYSE and there were 7,943 holders of record of the 103,420,104 shares of common stock.

   We have determined that, for federal income tax purposes, approximately 69% of the distributions for each of the four quarters of 2001 represented ordinary income to its shareholders, 10% represented long-term capital gain, 6% represented unrecaptured section 1250 gain and 15% represented return of capital to our shareholders.

   We pay regular quarterly distributions to holders of shares of our common stock. Future distributions will be at the discretion of our Board of Directors and will depend on our actual funds from operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors. The annual distribution payment for calendar year 2001 necessary for United Dominion to maintain its status as a REIT was approximately $0.67 per share. We paid total distributions of $1.08 per share for 2001.

Series D Preferred Stock

   The Series D Convertible Redeemable Preferred Stock has no stated par value and a liquidation preference of $25 per share. The Series D has no voting rights, no stated maturity and is not subject to any sinking fund or mandatory redemption and is convertible into 1.5385 shares of common stock at the option of the holder of the Series D at any time at $16.25 per share. We have the right to cause the holder of the Series D to convert the Series D to common shares at $16.25 based on twenty trading days at or above $17.06 for the life of the security (the "Option Shares"). We have the right to purchase 2 million shares of the Option Shares in accordance with a predetermined schedule, provided that the volume weighted average price of our common shares is $16.25 for a twenty day trading period. The repurchase price payable will be computed in accordance with the table below, expressed as a percentage of the liquidation preference, determined by the period in which the Option Shares repurchase date occurs, together with all accrued and unpaid dividends to and including the repurchase date:

      Option Share Repurchase Date Occurs During Period: Repurchase Price
      -------------------------------------------------- ----------------
         January 1, 2002     to     June 30, 2002             102.0%

         July 1, 2002        to     December 31, 2002         101.5%

         January 1, 2003     to     June 30, 2003             101.0%

         July 1, 2003        to     December 6, 2003          100.5%

   After December 7, 2003, we may, at our option, redeem at any time all or part of the Series D at a price per share of $25, payable in cash, plus all accrued and unpaid dividends, provided that the current market price of the common stock at least equals the conversion price, initially set at $16.25 per share. The redemption is payable solely out of the sale proceeds of other capital stock. In addition, we may not redeem in any consecutive twelve-month period a number of shares of Series D having an aggregate liquidation preference of more than $100 million.

   Distributions declared for 2001 were $1.93 per share or $.4821 per quarter. The Series D is not listed on any exchange.

Dividend Reinvestment and Stock Purchase Plan

   We have a Dividend Reinvestment and Stock Purchase Plan under which holders of our common and preferred stock may elect to automatically reinvest their distributions and make additional cash payments to acquire additional shares of our common stock. Shareholders who do not participate in the plan continue to receive dividends as declared. As of March 1, 2002, there were 3,645 participants in the plan.

Operating Partnership Units

   From time to time we issue shares of our common stock in exchange for operating partnership units, or OP Units, tendered to our operating partnerships, United Dominion Realty L.P. and Heritage Communities L.P., for redemption in accordance with the provisions of their respective agreements. At December 31, 2001, there were 6,453,074 OP Units and 384,888 OP Units in United Dominion Realty L.P. and Heritage Communities L.P., respectively, that were owned by non-affiliated limited partners. United Dominion Realty L.P. OP Units are convertible into common stock at an exchange ratio of one share for each OP Unit. Heritage Communities L.P. OP Units are convertible into common stock at an exchange ratio of 1.575 shares for each OP Unit. During 2001, we issued a total of 74,271 shares of common stock in exchange for OP Units.

Item 6.  SELECTED FINANCIAL DATA

   The following table sets forth selected consolidated financial and other information as of and for each of the years in the five-year period ended December 31, 2001. The table should be read in conjunction with our consolidated financial statements and the notes thereto, and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Report.

                      UNITED DOMINION REALTY TRUST, INC.
                            SELECTED FINANCIAL DATA
        (in thousands, except per share data and apartment homes owned)

                                                                                          Years Ended December 31,
                                                                         -----------------------------------------------
                                                                            2001        2000        1999        1998
                                                                         ----------  ----------  ----------  ----------
Operating Data (a)
   Rental income........................................................ $  618,590  $  626,594  $  625,115  $  481,986
   Income before gains on sales of investments, minority interests
    and extraordinary item..............................................     44,743      48,720      60,379      47,339
   Gains on sales of investments........................................     24,748      31,450      37,995      26,672
   Extraordinary item-early extinguishment of debt......................     (3,471)        831         927        (138)
   Net income...........................................................     61,828      76,615      93,622      72,332
   Distributions to preferred shareholders..............................     31,190      36,891      37,714      23,593
   Net income available to common shareholders..........................     27,142      42,653      55,908      48,739
   Common distributions declared........................................    108,956     110,225     109,607     107,758
   Weighted average number of common shares outstanding-basic...........    100,339     103,072     103,604      99,966
   Weighted average number of common shares outstanding-diluted.........    101,037     103,208     103,639     100,062
   Weighted average number of common shares, OP Units and
    common share equivalents-diluted....................................    120,728     123,005     124,127     103,793
   Per share:
   Basic earnings per share............................................. $     0.27  $     0.41  $     0.54  $     0.49
   Diluted earnings per share...........................................       0.27        0.41        0.54        0.49
   Common distributions declared........................................       1.08        1.07        1.06        1.05
Balance Sheet Data (a)
   Real estate owned, at carrying value................................. $3,907,667  $3,836,320  $3,953,045  $3,952,752
   Accumulated depreciation.............................................    646,366     509,405     395,864     316,630
   Total real estate owned, net of accumulated depreciation.............  3,261,301   3,326,915   3,557,181   3,636,122
   Total assets.........................................................  3,348,091   3,453,957   3,688,317   3,762,940
   Secured debt.........................................................    974,177     866,115   1,000,136   1,072,185
   Unsecured debt.......................................................  1,090,020   1,126,215   1,127,169   1,045,564
   Total debt...........................................................  2,064,197   1,992,330   2,127,305   2,117,749
   Shareholders' equity.................................................  1,042,725   1,218,892   1,310,212   1,374,121
   Number of common shares outstanding..................................    103,133     102,219     102,741     103,639
Other Data (a)
   Cash Flow Data
   Cash provided by operating activities................................ $  224,411  $  224,160  $  190,602  $  140,597
   Cash (used in)/provided by investing activities......................    (64,055)     58,705    (103,836)   (263,864)
   Cash (used in)/provided by financing activities......................   (166,020)   (280,238)   (105,169)    148,875

   Funds from Operations (b)
   Net income........................................................... $   61,828  $   76,615  $   93,622  $   72,332
   Adjustments:
      Distributions to preferred shareholders...........................    (31,190)    (36,891)    (37,714)    (23,593)
      Real estate depreciation, net of other partnerships' interest.....    150,206     151,520     120,543      99,588
      Gains on sales of depreciable property, net of other
       partnerships' interest...........................................    (24,007)    (30,300)    (37,995)    (26,672)
      Minority interests of unitholders in operating partnership........      1,967       2,885       4,434       1,430
      Real estate depreciation related to unconsolidated entities.......      1,105         251         181          24
      Extraordinary item-early extinguishment of debt...................      3,471        (831)       (927)        138
                                                                         ----------  ----------  ----------  ----------
   Funds from operations-basic.......................................... $  163,380  $  163,249  $  142,144  $  123,247
                                                                         ==========  ==========  ==========  ==========
   Adjustment:
      Distributions to preferred shareholders-Series D
       (Convertible)....................................................     15,428      15,300      15,154         986
                                                                         ----------  ----------  ----------  ----------
   Funds from operations-diluted........................................ $  178,808  $  178,549  $  157,298  $  124,233
                                                                         ==========  ==========  ==========  ==========
   Adjustment:
      Recurring capital expenditures....................................    (31,535)    (24,794)    (43,528)    (25,019)
                                                                         ----------  ----------  ----------  ----------
   Adjusted Funds from Operations-diluted (c)........................... $  147,273  $  153,755  $  113,770  $   99,214
                                                                         ==========  ==========  ==========  ==========
   Apartment Homes Owned
   Total apartment homes owned at December 31...........................     77,567      77,219      82,154      86,893
   Weighted average number of apartment homes owned during the
    year................................................................     76,487      80,253      85,926      70,724


                                                                            1997
                                                                         ----------
Operating Data (a)
   Rental income........................................................ $  387,647
   Income before gains on sales of investments, minority interests
    and extraordinary item..............................................     57,813
   Gains on sales of investments........................................     12,664
   Extraordinary item-early extinguishment of debt......................        (50)
   Net income...........................................................     70,149
   Distributions to preferred shareholders..............................     17,345
   Net income available to common shareholders..........................     52,804
   Common distributions declared........................................     88,587
   Weighted average number of common shares outstanding-basic...........     87,145
   Weighted average number of common shares outstanding-diluted.........     87,339
   Weighted average number of common shares, OP Units and
    common share equivalents-diluted....................................     87,656
   Per share:
   Basic earnings per share............................................. $     0.61
   Diluted earnings per share...........................................       0.60
   Common distributions declared........................................       1.01
Balance Sheet Data (a)
   Real estate owned, at carrying value................................. $2,517,398
   Accumulated depreciation.............................................    245,367
   Total real estate owned, net of accumulated depreciation.............  2,272,031
   Total assets.........................................................  2,313,725
   Secured debt.........................................................    417,325
   Unsecured debt.......................................................    738,901
   Total debt...........................................................  1,156,226
   Shareholders' equity.................................................  1,058,357
   Number of common shares outstanding..................................     89,168
Other Data (a)
   Cash Flow Data
   Cash provided by operating activities................................ $  137,903
   Cash (used in)/provided by investing activities......................   (342,273)
   Cash (used in)/provided by financing activities......................    191,391

   Funds from Operations (b)
   Net income........................................................... $   70,149
   Adjustments:
      Distributions to preferred shareholders...........................    (17,345)
      Real estate depreciation, net of other partnerships' interest.....     76,688
      Gains on sales of depreciable property, net of other
       partnerships' interest...........................................    (12,664)
      Minority interests of unitholders in operating partnership........        278
      Real estate depreciation related to unconsolidated entities.......         --
      Extraordinary item-early extinguishment of debt...................         50
                                                                         ----------
   Funds from operations-basic.......................................... $  117,156
                                                                         ==========
   Adjustment:
      Distributions to preferred shareholders-Series D
       (Convertible)....................................................         --
                                                                         ----------
   Funds from operations-diluted........................................ $  117,156
                                                                         ==========
   Adjustment:
      Recurring capital expenditures....................................    (24,490)
                                                                         ----------
   Adjusted Funds from Operations-diluted (c)........................... $   92,666
                                                                         ==========
   Apartment Homes Owned
   Total apartment homes owned at December 31...........................     62,789
   Weighted average number of apartment homes owned during the
    year................................................................     58,038

--------

(a) In 1998, we completed the following statutory mergers: (i) ASR Investments Corporation Inc. on March 27, 1998 for an aggregate purchase price of $323 million and; (ii) American Apartment Communities II on December 7, 1998 for an aggregate purchase price of $794 million.
(b) Funds from operations ("FFO") is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from sales of depreciable property, plus depreciation and amortization, less preferred dividends and after adjustments for unconsolidated partnerships and joint ventures. This definition conforms with the National Association of Real Estate Investment Trust's definition issued in October 1999 which was effective beginning January 1, 2000. We consider FFO in evaluating property acquisitions and its operating performance and believe that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of our activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. For 2001, FFO includes a non-recurring charge of $8.6 million related to workforce reductions, other severance costs, executive office relocation costs and the write-down of seven undeveloped land sites along with our investment in an online apartment leasing company. For 2000, FFO includes a non-recurring charge of $3.7 million related to the settlement of litigation and an organizational charge.
(c) Adjusted funds from operations is defined as FFO less recurring capital expenditures for our stabilized portfolio.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

   This annual report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, development activity and capital expenditures, capital raising activities, rent growth, occupancy and rental expense growth. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of United Dominion Realty Trust, Inc. (United Dominion) to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting
United Dominion, or its properties, adverse changes in the real estate markets and general and local economies and business conditions. Although United Dominion believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by United Dominion or any other person that the results or conditions described in such statements or the objectives and plans of United Dominion will be achieved.

Business Overview

   United Dominion is a real estate investment trust (REIT) that owns, acquires, renovates, develops and manages middle market apartment communities nationwide. From 1996 through 1999, United Dominion acquired other REITs, private portfolios and individual communities to create a national platform. Following this significant acquisition period, the Company upgraded the quality of the portfolio and invested in infrastructure and technology to catch up with the rapid growth of its portfolio of assets. During 2001, United Dominion continued to refine its strategy with the goal of enhancing long-term earnings growth on a sustained basis by focusing on operational issues that management believes will produce above-average net operating income growth, steadily increase cash flow per apartment home and strengthen the capital structure of the Company. The Company's strategy includes the following key initiatives:

  . Own and operate middle market apartment homes across a geographically diverse platform by enhancing United Dominion's presence in 25 - 30 core markets to enable the Company to capitalize on operating efficiencies.

  . As local market cycles create opportunities, exit current markets where long-term growth is below the national average (the "non-core markets").

  . Employ a strict capital allocation discipline throughout all decision-making processes to enhance performance, improve the strength of the Company's balance sheet and increase financial flexibility.

  . Lead, manage, measure and reward associates based upon performance specifically tied to key financial and investment indicators, including the growth of funds from operations, adjusted funds from operations and the common share price.

   Over the long-term, these key initiatives will better position United Dominion to serve its customers, increase profitability and capitalize on changes in the marketplace. At December 31, 2001, United Dominion owned 274 communities with 77,567 apartment homes nationwide.

   The following table summarizes United Dominion's apartment market information by major geographic market (excluding real estate under development):

                                                                               Year Ended
                                    As of December 31, 2001                December 31, 2001
                        ------------------------------------------------ ----------------------
                         Number of  Number of Percentage     Carrying     Average    Average
                         Apartment  Apartment of Carrying     Value      Physical    Monthly
                        Communities   Homes      Value    (in thousands) Occupancy Rental Rates
                        ----------- --------- ----------- -------------- --------- ------------
Dallas, TX.............      16       5,177        6.7%     $  255,437     95.0%      $  678
Houston, TX............      22       5,722        5.9%        227,217     94.0%         623
Phoenix, AZ............      12       3,854        5.9%        225,997     93.6%         715
Orlando, FL............      14       4,140        5.3%        202,676     92.9%         746
San Antonio, TX........      12       3,827        5.0%        190,182     91.6%         677
Raleigh, NC............      10       3,283        4.3%        166,411     91.7%         719
Tampa, FL..............      10       3,372        4.0%        151,867     94.1%         694
Fort Worth, TX.........      11       3,561        3.9%        148,888     96.6%         638
Columbus, OH...........       6       2,527        3.9%        148,012     93.4%         691
San Francisco, CA......       4         980        3.7%        140,995     97.3%       1,767
Charlotte, NC..........      10       2,710        3.5%        136,303     89.2%         703
Nashville, TN..........       8       2,220        3.1%        119,805     94.2%         688
Greensboro, NC.........       8       2,122        2.7%        103,703     91.0%         642
Monterey Peninsula, CA.       9       1,706        2.5%         97,304     95.4%         859
Memphis, TN............       6       1,956        2.5%         96,909     92.3%         633
Richmond, VA...........       8       2,372        2.5%         96,117     95.6%         711
Southern California....       5       1,414        2.4%         90,989     95.8%         903
Wilmington, NC.........       6       1,869        2.3%         89,015     92.6%         661
Metropolitan DC........       5       1,291        1.9%         74,599     97.9%         845
Atlanta, GA............       6       1,426        1.9%         71,202     93.3%         741
Baltimore, MD..........       6       1,291        1.7%         67,102     97.1%         817
Columbia, SC...........       6       1,584        1.6%         62,230     95.0%         586
Jacksonville, FL.......       3       1,157        1.5%         58,329     92.9%         669
Norfolk, VA............       6       1,437        1.4%         54,095     95.4%         665
Lansing, MI............       4       1,226        1.3%         48,668     92.4%         661
Seattle, WA............       3         628        0.9%         34,031     94.9%         742
Other Western..........       6       2,594        3.2%        127,729     96.3%         703
Other Florida..........       8       2,073        2.6%        101,208     91.3%         722
Other Southwestern.....       9       2,212        2.6%         98,136     93.4%         589
Other Midwestern.......      10       2,122        2.5%         93,803     93.0%         629
Other Pacific..........       7       1,757        2.3%         87,156     93.6%         706
Other North Carolina...       8       1,893        1.9%         74,453     95.1%         566
Other Mid-Atlantic.....       5         928        1.1%         42,397     96.6%         770
Other Southeastern.....       3         764        1.0%         37,428     94.8%         586
Other Northeastern.....       2         372        0.5%         18,119     96.4%         672
                            ---      ------      -----      ----------     ----       ------
    Total Apartments...     274      77,567      100.0%     $3,838,512     93.9%      $  703
                            ===      ======      =====      ==========     ====       ======

Liquidity and Capital Resources

   Liquidity is the ability to meet present and future financial obligations either through the sale or maturity of existing assets or by the acquisition of additional funds through working capital management. Both the coordination of asset and liability maturities and effective working capital management are important to the maintenance of liquidity. United Dominion's primary source of liquidity is its cash flow from operations as determined by rental rates, occupancy levels and operating expenses related to its portfolio of apartment homes. United Dominion routinely uses its unsecured bank credit facility to temporarily fund certain investing and financing activities prior to arranging for longer-term financing. During the past several years, proceeds from the sales of real estate have been used for both investing and financing activities.

   United Dominion expects to meet its short-term liquidity requirements generally through its net cash provided by operations and borrowings under credit arrangements. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, the repayment of financing on development activities and potential property acquisitions, through long-term secured and unsecured borrowings, the disposition of properties and the issuance of debt securities or additional equity securities of the Company. The Company believes that its net cash provided by operations will continue to be adequate to meet both operating requirements and the payment of dividends by the Company in accordance with REIT requirements in both the short- and long-term. The budgeted expenditures for improvements and renovations of certain properties are expected to be funded from property operations.

   United Dominion filed a shelf registration statement in December 1999 providing for the issuance of up to $700 million in common shares, preferred shares and debt securities to facilitate future financing activities in the public capital markets. In March 2000, United Dominion utilized this shelf registration statement to sell $100 million of senior unsecured notes due March 2003 at an interest rate of 8.625%. In December 2001, United Dominion completed an offering to the public of 4.1 million shares of common stock at a price of $14.40 per share. As of December 31, 2001, $541 million of equity and debt securities remain available for use under the shelf registration, although access to capital markets is dependent on market conditions at the time of issuance. Subsequent to December 31, 2001, the underwriters who sold the Company's stock in December 2001 exercised their over-allotment option for 166,800 shares of common stock at a price of $14.40 per share.

   In September 2001, Moody's Investors Service lowered its rating on the securities of the Company to Baa3 from Baa2, placing its rating on par with that of Standard & Poors, which had lowered its rating in 2000. This revision did not trigger a material increase in the borrowing rate under the Company's $375 million three-year unsecured revolving bank credit facility or the Company's secured revolving Fannie Mae credit facilities (see discussion under "Credit Facilities"), and United Dominion's debt rating remains "investment grade." Management does not anticipate that this revision will prevent the Company from accessing the public or private markets for either unsecured or secured financing.

Future Capital Needs

   Future development expenditures are expected to be funded primarily through joint ventures or with proceeds from the sale of property, and to a lesser extent, cash flows provided by operating activities. Acquisition activity in strategic markets is expected to be largely financed by the reinvestment of proceeds from the sale of property in non-strategic markets.

   During 2002, United Dominion has approximately $108.6 million of maturing debt which the Company anticipates repaying using proceeds from mortgage refinancing activity or borrowings under unsecured or secured credit facilities.

Critical Accounting Policies

  Capital Expenditures

   United Dominion capitalizes those expenditures related to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

   During 2001, $53.1 million or $704 per home was spent on capital expenditures for all of United Dominion's communities excluding development and commercial properties. These capital improvements included turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as HVAC equipment, roofs, landscaping, siding, parking lots and other non-revenue enhancing capital expenditures, which aggregated $31.5 million or $418 per home. In addition, revenue enhancing capital expenditures, including water sub-metering, gating and access systems, the addition of microwaves, washer-dryers, interior upgrades and new business and fitness centers totaled $21.6 million or $286 per home for the year ended December 31, 2001.

   The following table outlines capital expenditures and repair and maintenance costs for the Company's total portfolio, excluding real estate under development and commercial properties for the periods presented (dollars in thousands):

                                      Year Ended December 31,  Year Ended December 31, (per unit)
                                      -----------------------  ---------------------------------
                                       2001    2000   % Change    2001           2000    % Change
                                      ------- ------- --------   ------        ----      --------
Turnover capital expenditures........ $16,776 $14,109   18.9%  $  222          $177        25.4%

Other recurring capital expenditures.  14,759  10,685   38.1%     196           134        46.3%
                                      ------- -------   ----     ------          ----      ----
 Total recurring capital expenditures  31,535  24,794   27.2%     418           311        34.4%

Revenue enhancing improvements.......  21,561  16,702   29.1%     286           210        36.2%
                                      ------- -------   ----     ------          ----      ----
 Total capital improvements.......... $53,096 $41,496   28.0%  $  704          $521        35.1%
                                      ======= =======   ====     ======          ====      ====

Repair and maintenance...............  36,197  36,185    0.0%     480           454         5.7%
                                      ------- -------   ----     ------          ----      ----
 Total expenditures.................. $89,293 $77,681   14.9%  $1,184          $975        21.4%
                                      ======= =======   ====     ======          ====      ====

   Total capital improvements increased $11.6 million or $183 per home in 2001 compared to the same period in 2000. United Dominion will continue to selectively add revenue enhancing improvements that the Company believes will provide a return on investment substantially in excess of United Dominion's cost of capital. Capital expenditures during 2002 are currently expected to be at approximately the same level as those experienced in 2001.

  Revenue Recognition

   United Dominion's apartment homes are leased under operating leases with terms generally of one year or less. The Company's revenue recognition policy approximates a straight-line rent policy; however, United Dominion's revenue recognition policy results in slightly lower revenues in periods of increasing concessions and slightly higher revenues during periods of decreasing concessions. Rental concessions are recognized when incurred rather than using the straight-line rent methodology. During 2001, 2000 and 1999, the Company has experienced increased rental concessions.

  Derivatives and Hedging Activities

   United Dominion uses derivative financial instruments in the normal course of business to reduce its exposure to fluctuations in interest rates. As of December 31, 2001, United Dominion had 16 interest rate swap agreements with a notional value aggregating $282 million that are used to fix the interest rate on a portion of the Company's variable rate debt. These derivatives qualify for hedge accounting as discussed in Note 1 to our consolidated financial statements. While we intend to continue to meet the conditions for hedge accounting, if a particular interest rate swap does not qualify as highly effective, the change in the fair value of the derivatives used as hedges would be reflected in earnings.

   Interest rate swaps, where the Company effectively makes fixed rate payments and receives variable rate payments to eliminate its variable rate exposure, are entered into to manage the interest rate risk in the Company's existing balance sheet mix. These instruments are valued using the market standard methodology of netting the discounted future variable cash receipts and the discounted expected fixed cash payments. The variable cash flow streams are based on an expectation of future interest rates derived from observed market interest rate curves. We have not changed our methods of calculating these fair values or developing the underlying assumptions. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change. Information about the fair values, notional amounts, and contractual terms of the Company's interest rate swaps can be found in Note 7 to our consolidated financial statements and the section titled "Interest Rate Risk" that follows.

   Potential losses are limited to counterparty risk in situations where United Dominion is owed money; that is, when United Dominion holds contracts with positive fair values. The Company does not expect any losses from counterparties failing to meet their obligations as the counterparties are highly rated credit quality U.S. financial institutions and management believes that the likelihood of realizing material losses from counterparty non-performance is remote. At December 31, 2001, the Company had unrealized losses totaling $14.9 million on derivative transactions, which if terminated would require a cash outlay. United Dominion presently has no intention to terminate these contracts. There are no credit concerns related to the Company's obligations and it expects to meet those obligations without default (see Note 7--Financial Instruments).

   The following discussion explains the changes in net cash provided by operating activities and net cash used in investing and financing activities which are presented in United Dominion's Consolidated Statements of Cash Flows.

Operating Activities

   For the year ended December 31, 2001, United Dominion's cash flow from operating activities was $224.4 million compared to $224.2 million for 2000. During 2001, cash flow from operating activities resulted primarily from a change in the level of operating assets as a result of collections on escrow accounts and joint venture receivables offset by a decline in revenues generated from a smaller portfolio of assets.

Investing Activities

   For the year ended December 31, 2001, net cash used in investing activities was $64.1 million compared to net cash provided by investing activities of $58.7 million for 2000. Changes in the level of investing activities from period to period reflects United Dominion's strategy as it relates to its acquisition, capital expenditure, development and disposition programs, as well as the impact of the capital market environment on these activities.

Real Estate Under Development

   Development activity is focused in core markets that have strong operations managers in place. For the year ended December 31, 2001, United Dominion invested approximately $53.6 million in real estate projects, down $30.8 million from its 2000 level of $84.4 million.

   The following projects, representing additional phases to existing communities, were under development at December 31, 2001:

                         Number of Completed                               Estimated  Expected
                         Apartment Apartment  Cost to Date  Budgeted Cost  Cost Per  Completion
               Location    Homes     Homes   (In thousands) (In thousands)   Home       Date
-             ---------- --------- --------- -------------- -------------- --------- ----------
Greensview II Denver, CO    192       168       $15,400        $16,700      $87,000     1Q02
Meridian II.. Dallas, TX    270        86        12,000         17,400       64,400     2Q02
                            ---       ---       -------        -------      -------     ----
   Total.....               462       254       $27,400        $34,100      $73,800
                            ===       ===       =======        =======      =======

   In addition, United Dominion owns nine parcels of land that it continues to hold for future development that had a carrying value at December 31, 2001 of $12.8 million. Eight of the nine parcels represent additional phases to existing communities as United Dominion plans to add apartment homes adjacent to currently owned communities that are in improving markets.

   The following projects were complete at December 31, 2001:

                                         Number of  Development
                                         Apartment      Cost      Cost Per   Date     % Leased
                           Location        Homes   (In thousands)   Home   Completed at 12/31/01
                           --------      --------- -------------- -------- --------- -----------
New Communities:
   Red Stone Ranch...         Austin, TX    324       $19,400     $59,900     7/01      76.9%
   Dominion Place at
     Kildaire Farm...        Raleigh, NC    332        23,600      71,100    12/01      49.0%
                                            ---       -------     -------
                                            656        43,000      65,500
                                            ---       -------     -------
Additional Phases:
   Manor at England
     Run III......... Fredericksburg, VA    120         8,500      70,800     9/01      99.2%
                                            ---       -------     -------
       Total.........                       776       $51,500     $66,400
                                            ===       =======     =======

Development Joint Venture

   On June 21, 2000, United Dominion completed the formation of a joint venture that would invest approximately $101 million to develop five apartment communities with a total of 1,438 apartment homes. United Dominion owns a 25% interest in the joint venture and is serving as the managing partner of the joint venture as well as the developer, general contractor and property manager. Upon closing of the venture, United Dominion contributed the projects in return for its equity interest of approximately $8 million in the venture and was reimbursed for approximately $35 million of development outlays that were incurred prior to the formation of the joint venture.

   For the years ended December 31, 2001 and 2000, United Dominion recognized fee income of approximately $2.6 million and $3.0 million, respectively, for general contracting, developer and management services provided by the Company to the joint venture.

   As of December 31, 2001, all five joint venture properties were complete as follows:

                            Number of  Development
                            Apartment      Cost      Cost Per   Date     % Leased
                 Location     Homes   (In thousands)   Home   Completed at 12/31/01
               ------------ --------- -------------- -------- --------- -----------
Meridian I....   Dallas, TX     250      $16,400     $65,600    6/00       94.4%
Parke 33...... Lakeland, FL     264       17,100      64,800    2/01       92.0%
Sierra Canyon.  Phoenix, AZ     236       15,400      65,300    3/01       97.9%
Oaks at Weston  Raleigh, NC     380       28,000      73,700    3/01       82.9%
Mandolin......   Dallas, TX     308       21,100      68,500    9/01       99.4%
                              -----      -------     -------
   Total......                1,438      $98,000     $68,200
                              =====      =======     =======

   On December 28, 2001, United Dominion purchased three of the five apartment communities for a total aggregate cost of $61.3 million. The three communities purchased were Meridian I, Sierra Canyon and Mandolin. The Company has the option, but not the obligation, to purchase the remaining two properties for fair value through December 31, 2006. If neither the Company nor the joint venture partner elects to purchase these properties prior to December 2006, the joint venture will then dispose of the assets to a third party at the then market price.

Disposition of Investments

   For the year ended December 31, 2001, United Dominion sold nine communities with 1,889 apartment homes and five parcels of land for an aggregate sales price of approximately $141.3 million and recognized gains for financial reporting purposes of $24.7 million. Proceeds from the sales were used primarily to repurchase the Company's 9.25% Series A Cumulative Redeemable Preferred stock during the second quarter of 2001, and to a lesser extent, to reduce long-term debt, repurchase common shares and to complete Section 1031 exchanges in order to defer taxable gains. During 2000, United Dominion sold 26 communities with 5,835 apartment homes, one commercial property and a parcel of land for an aggregate sales price of approximately $214.5 million and recognized gains for financial reporting purposes of $31.5 million.

   During 2002, United Dominion plans to dispose of selected communities in non-core markets or with inferior locations, significant capital expense requirements without the potential of a corresponding increase in rent or insufficient growth potential. Proceeds from 2002 dispositions, expected to be at levels above that of 2001, are planned to be used to acquire communities, fund development activity and to reduce debt.

Acquisitions

   During the year ended December 31, 2001, United Dominion acquired five communities with 1,304 apartment homes and one parcel of land at a total cost (including closing costs) of approximately $92.6 million which included the use of tax free exchange funds.

   During 2002, senior management plans to continue to channel new investments to those markets that are projected to provide the best investment returns for the Company over the next ten years. Markets will be targeted based upon refined criteria including past performance, expected job growth, current and anticipated housing supply and demand and the ability to attract and support household formation.

Financing Activities

   Net cash used in financing activities during 2001 was $166.0 million compared to $280.2 million for 2000, a decrease of $114.2 million. As part of the plan to improve the Company's balance sheet position, United Dominion used proceeds from its disposition program and borrowings under its credit facilities to pay down secured and unsecured debt, to repurchase shares of common and preferred stock and to complete Section 1031 exchanges in order to defer taxable gains.

   In June 2001, the Company completed the redemption of all of its outstanding 9.25% Series A Cumulative Redeemable Preferred shares at $25 per share plus accrued dividends utilizing proceeds from asset sales and a new secured credit facility. For the year ended December 31, 2001, United Dominion repurchased 17,600 Series B preferred shares at an average price of $24.42 per share and 3,768,704 common shares and operating partnership units at an average price of $13.21. As of December 31, 2001, approximately 3.2 million common shares and $13.6 million of Series B preferred shares remained available for purchase under the existing authorization for the share repurchase program.

   In August 2001, United Dominion closed on a $200 million credit facility with ARCS Commercial Mortgage Co., L.P. ARCS is a Fannie Mae DUS Lender. The initial funding on the facility was $139 million. The adjustable rate loan was provided through Fannie Mae DMBS for a five-year term based on three month LIBOR, with an initial interest rate of 3.99%. The Company has the option to extend the facility for an additional five years. The proceeds of the loan were used principally to redeem the Company's 9.25% Series A Cumulative Redeemable Preferred shares and reduce unsecured debt. The balance of the loan proceeds was used to refinance maturing secured loans.

   In December 2001, United Dominion closed on a $400 million Fannie Mae revolving credit facility through ARCS Commercial Mortgage Co., L.P. The facility provides for an initial term of ten years with an option by the Company to extend the term an additional five years at the then market rate. The Company has the option of variable or fixed rate tranches. The facility will be funded over the next several months and will be used primarily for the refinancing of existing debt on approximately 30 properties. Although the Company expects to pay prepayment penalties of approximately $23 million, the Company estimates, based upon certain assumptions as to the timing of the refinancings and underlying interest rates, that the positive net present value of the refinancings will range from approximately $17 million to $20 million.

   Also in December 2001, United Dominion completed an offering to the public of 4.1 million shares of common stock at a price of $14.40 per share. The proceeds were used to purchase apartment communities.

   For the year ended December 31, 2001, the Company repaid $107.3 million of secured debt and $21.3 million of unsecured debt, assumed $18.2 million of secured debt in connection with the acquisition of properties and was relieved of $28.3 million of secured debt in connection with the disposition of properties.

Credit Facilities

   United Dominion has four secured revolving credit facilities with the Federal National Mortgage Association (the "FNMA Credit Facilities") with an aggregate commitment of $860 million. As of December 31, 2001, $422.7 million was outstanding under the FNMA Credit Facilities leaving $437.3 million of unused capacity. The FNMA Credit Facilities are for an initial term of five or ten years, bear interest at a floating rate and can be extended for an additional five years at United Dominion's discretion (see Note 4--Secured
Debt).

   United Dominion has a $375 million three-year unsecured revolving credit facility (the "Bank Credit Facility") that matures August 2003. As of December 31, 2001, $230.2 million was outstanding under the Bank Credit Facility leaving $144.8 million of unused capacity. Under the Bank Credit Facility, the Company may borrow at a rate of LIBOR plus 110 basis points for LIBOR-based borrowings and pays a facility fee, which is equal to 0.25% of the commitment (see Note 5--Unsecured Debt).

   The FNMA Credit Facilities and the Bank Credit Facility are subject to customary financial covenants and limitations.

Derivative Instruments

   As part of United Dominion's overall interest rate risk management strategy, the Company uses derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. The Company's derivative transactions used for interest rate risk management include various interest rate swaps with indices that relate to the pricing of specific financial instruments of United Dominion. The Company believes that it has appropriately controlled its interest rate risk through the use of its derivative instruments. Due to the decline in interest rates in 2001, the fair value of the Company's derivative instruments has declined from an unfavorable value position of $3.8 million at December 31, 2000 to an unfavorable value position of $14.9 million at December 31, 2001 (see Note 7--Financial Instruments).

Interest Rate Risk

   United Dominion is exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. United Dominion does not hold financial instruments for trading or other speculative purposes, but rather issues these financial instruments to finance its portfolio of real estate assets. United Dominion's interest rate sensitivity position is managed by the Company's finance department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. United Dominion's earnings are affected as changes in short-term interest rates impact its cost of variable rate debt and maturing fixed rate debt. A large portion of United Dominion's market risk is exposure to short-term interest rates from variable rate borrowings outstanding under the unhedged portion of its FNMA Credit Facilities and its Bank Credit Facility, which totaled $405.7 million and $75.2 million, respectively, at December 31, 2001. The impact on United Dominion's financial statements of refinancing fixed rate debt that matured during 2001 was not material. As permitted by the terms of the Company's FNMA Credit Facilities, management intends to convert a significant portion of those borrowings from variable rates to fixed rates in 2002.

   At December 31, 2001, the notional value of United Dominion's derivative products for the purpose of managing interest rate risk was $282 million, representing interest rate swaps under which United Dominion pays a fixed rate of interest and receives a variable rate. These agreements effectively fix $282 million of United Dominion's variable rate notes payable to a weighted average fixed rate of 7.20%. At December 31, 2001, the fair market value of the interest rate swaps in an unfavorable value position to United Dominion was $14.9 million. If interest rates were 100 basis points more or less at December 31, 2001, the fair market value of the interest rate swaps would have increased or decreased approximately $4.9 million and $5.0 million, respectively.

   If market interest rates for variable rate debt average 100 basis points more in 2002 than they did during 2001, United Dominion's interest expense, after considering the effects of its interest rate swap agreements, would increase, and income before taxes would decrease by $5.2 million. Comparatively, if market interest rates for variable rate debt had averaged 100 basis points more in 2001 than in 2000, United Dominion's interest expense, after considering the effects of its interest rate swap agreements, would have increased, and income before taxes would have decreased by $3.8 million. If market rates for fixed rate debt were 100 basis points higher at December 31, 2001, the fair value of fixed rate debt would have decreased from $1.32 billion to $1.28 billion. If market interest rates for fixed rate debt were 100 basis points lower at December 31, 2001, the fair value of fixed rate debt would have increased from $1.32 billion to $1.38 billion.

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

Results of Operations

  Net Income Available to Common Shareholders
  2001-vs-2000

   Net income available to common shareholders was $27.1 million ($.27 per share) for the year ended December 31, 2001 compared to $42.7 million ($.41 per share) for 2000, representing a decrease of $15.6 million ($.14 per share). Excluding non-recurring charges (see discussion that follows under "Restructuring Charges" and "Impairment Loss on Real Estate and Investments") and extraordinary items, net income available to common shareholders was $41.5 million ($.41 per share) for the year ended December 31, 2001 compared to $45.5 million ($.44 per share) for 2000, representing a decrease of $4.0 million ($.04 per share). Excluding non-recurring charges and extraordinary items, the decrease for the period was primarily due to the overall decrease in the Company's portfolio of assets that generated rental income of $618.6 million, representing a decrease of

$8.0 million from 2000. In addition, the Company recognized lower gains on the sale of investments during 2001 and incurred the write-off of unamortized original issuance costs associated with the Company's 9.25% Series A Cumulative Redeemable Preferred shares during the second quarter of 2001. This decrease was moderated, in part, by a decrease in rental expenses of $4.2 million to $246.2 million and lower interest costs of $144.4 million during 2001 compared to $156.0 million in 2000.

  2000-vs-1999

   Net income available to common shareholders was $42.7 million ($.41 per share) for the year ended December 31, 2000 compared to $55.9 million ($.54 per share) for 1999, representing a decrease of $13.2 million ($.13 per share). The decrease was primarily due to the following factors: (i) property operating income growth generated from the performance of the portfolio during 2000 was offset by the decrease in the size of the portfolio due to the disposition program; (ii) United Dominion recognized $31.5 million ($.31 per share) of gains on the sales of investments in 2000 compared to $38.0 million ($.37 per share) for the comparable period in 1999 and; (iii) real estate depreciation increased significantly in 2000 as a result of the recognition of catch-up depreciation expense on communities transferred from real estate held for disposition to real estate held for investment during the second quarter of 2000 and, to a lesser extent, the impact of completed development communities, acquisitions and capital expenditures (see Note 2--Real Estate Owned).

Apartment Community Operations

   United Dominion's net income is primarily generated from the operations of its apartment communities. The following table summarizes the operating performance for United Dominion's total apartment portfolio for each of the periods presented (dollars in thousands):

                                      Year Ended December 31,        Year Ended December 31,
                                   -----------------------------  -----------------------------
                                     2001       2000     % Change   2000       1999     % Change
                                   ---------  ---------  -------- ---------  ---------  --------
Property rental income............ $ 617,179  $ 625,171    -1.3%  $ 625,171  $ 609,064     2.6%
Property rental expense (excluding
  depreciation and amortization)..  (227,309)  (230,179)   -1.2%   (230,179)  (227,097)    1.4%
                                   ---------  ---------    ----   ---------  ---------    ----
Property operating income......... $ 389,870  $ 394,992    -1.3%  $ 394,992  $ 381,967     3.4%
                                   =========  =========    ====   =========  =========    ====
Weighted average number of homes..    76,487     80,253    -4.7%     80,253     85,926    -6.6%
Physical occupancy................      93.9%      94.2%   -0.3%       94.2%      92.6%    1.6%


   The decrease in property operating income provided by the Company's apartment community operations is due to the disposition of 7,724 apartment homes during 2000 and 2001. As a result of these dispositions, the weighted average number of apartment homes declined 4.7% from 2000 to 2001.

  2001-vs-2000
  Same Communities

   United Dominion's same communities (those communities acquired, developed or stabilized prior to January 1, 2000 and held on January 1, 2001 which consisted of 72,997 weighted average apartment homes) provided 95% of the Company's property operating income for the year ended December 31, 2001.

   In 2001, property operating income for the same communities increased 2.3% or $8.5 million compared to the same period in 2000. The growth in property operating income resulted from a $17.5 million or 3.1% increase in property rental income over the same period in the prior year. The increase was driven by a $22.9 million or 3.9% increase in rental rates. The increased rental rates were partially offset by higher concessions and an increase in bad debt expense. Physical occupancy decreased 0.2% to 94.0% in 2001 compared to 2000.

   For 2001, property operating expenses at these same communities increased $9.0 million or 4.4%. The increase in property operating expenses resulted primarily from a $3.3 million or 10.6% increase in utility costs experienced by the Company as a result of the increase in prices for natural gas and overall increases in electricity costs. In addition, the Company experienced a $3.0 million or 9.4% increase in repair and maintenance, a $1.6 million or 3.1% increase in taxes and a $1.2 million or 2.1% increase in personnel costs.

   As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property operating income divided by property rental income) decreased 0.5% to 63.2%.

  Non-Mature Communities

   The remaining 5% of United Dominion's property operating income during 2001 was generated from its non-mature communities (those communities acquired or developed during 2000 and 2001). United Dominion's development communities, which included 2,022 apartment homes constructed since January 1, 2000, provided an additional $9.5 million of property operating income for the year ended December 31, 2001. In addition, the six communities with 1,571 apartment homes acquired by United Dominion during 2000 and 2001 provided an additional $3.8 million of property operating income during 2001.

  2000-vs-1999
  Same Communities

   United Dominion's same communities (those communities acquired, developed or stabilized prior to January 1, 1999 and held on January 1, 2000 which consisted of 76,267 weighted average apartment homes) provided 94% of its property operating income for the year ended December 31, 2000.

   In 2000, property operating income for the same communities increased 4.2% or $15.2 million compared to 1999. The growth in property operating income resulted from a $26.8 million or 4.8% increase in property rental income which was driven by a $17.1 million or 2.9% increase in rental rates coupled with a $5.8 million or 1.2% increase in physical occupancy. The increase in rental rates and occupancy was partially offset by higher concessions and bad debt expense.

   For 2000, property operating expenses at these same communities increased $11.6 million or 5.6%. The increase in property operating expenses was due to
(i) a $2.6 million or 5.3% increase in real estate taxes related to the $1.4 billion of real estate acquired in 1998 which had undergone reassessment; (ii) a $4.1 million or 76.3% increase in property insurance costs attributable to a combination of the Company's loss history plus overall increases in market rates; (iii) a $3.1 million or 5.3% increase in personnel costs due to higher salaries and benefit costs and; (iv) a $1.9 million or 6.1% increase in utilities expense. These increases were offset by a $1.3 million or 3.7% decrease in repair and maintenance expense.

   As a result of the increase in property rental income and increase in property operating expenses, the operating margin decreased 0.4% to 63.1%.

  Non-Mature Communities

   The remaining 6% of United Dominion's property operating income during 2000 was generated from its non-mature communities (those communities acquired or developed during 1999 and 2000). United Dominion's development communities, which included 2,470 apartment homes constructed since January 1, 1999, provided an additional $12.3 million of property operating income for the year ended December 31, 2000. In addition, the six communities with 1,497 apartment homes acquired by United Dominion during 1999 and 2000 provided an additional $7.6 million of property operating income during 2000.

Real Estate Depreciation

   During the year ended December 31, 2001, real estate depreciation decreased $1.1 million or 0.8% compared to 2000. The decrease in depreciation expense is attributable to the overall decrease in the weighted average number of apartment homes partially offset by the impact of completed development communities, acquisitions and capital expenditures.

   During the year ended December 31, 2000, real estate depreciation increased $31.3 million or 25.7% over 1999. This increase was primarily attributable to
(i) the recapture of approximately $10 million in depreciation expense on communities transferred from real estate held for disposition to real estate held for investment during the second quarter of 2000 and approximately $5 million of additional depreciation expense recognized on these assets during 2000 after they were reclassified into real estate held for investment; (ii) over $150 million in development completions in late 1999 and 2000 and; (iii) the effect of approximately $200 million in acquisitions and capital improvements in 1999 and 2000 (see Note 2--Real Estate Owned).

Interest Expense

   During 2001, interest expense decreased $11.7 million from the corresponding amount in 2000 primarily due to decreasing interest rates and, to a lesser extent, the overall decrease in the weighted average level of debt outstanding. For the year ended December 31, 2001, the weighted average amount of debt outstanding decreased 2.9% or $60.2 million from 2000 levels and the weighted average interest rate decreased from 7.6% in 2000 to 7.1% in 2001. The weighted average amount of debt employed during 2001 is lower as a portion of disposition proceeds was used to repay outstanding debt. The decrease in the average interest rate during 2001 reflects the ability of the Company to take advantage of declining interest rates through refinancing and the utilization of variable rate debt.

   During 2000, interest expense increased $2.3 million over 1999 as the weighted average amount of debt outstanding decreased 6.0% or $124.7 million from 1999 levels ($2.1 billion in 2000 versus $2.2 billion in 1999) and the weighted average interest rate increased from 7.4% in 1999 to 7.6% in 2000. The weighted average amount of debt employed during 2000 was lower as disposition proceeds were used to repay outstanding debt. The increase in the average interest rate during 2000 reflects the reliance on short-term bank borrowings that had higher interest rates when compared to the prior year. For 2001, 2000 and 1999, total interest capitalized was $2.9 million, $3.6 million and $5.2 million, respectively.

Restructuring Charge

   During the quarter ended March 31, 2001, United Dominion undertook a comprehensive review of the organizational structure of the Company and its operations subsequent to the appointment of a new senior management team and CEO. As a result, the Company recorded $4.5 million of expense related to the termination of approximately 10% of United Dominion's workforce (ultimately approximately 230 full-time equivalent positions) in operations and at the corporate headquarters. These reductions will impact both personnel and general and administrative expenses. As of December 31, 2001, all of the accrued charge has been paid. In addition, United Dominion recognized expense in the aggregate of $0.9 million related to relocation costs associated with the new executive offices in Denver and other miscellaneous costs. All charges came under consideration subsequent to the appointment of the Company's new CEO in February 2001 and were approved by management and the Board of Directors in March 2001 (see Note 9--Restructuring Charges).

Impairment Loss on Real Estate and Investments

   In connection with the evaluation of the Company's real estate assets and operations during the first quarter of 2001, senior management determined that it was in the Company's best interest to dispose of a majority of its undeveloped tracts of land at an accelerated pace and redeploy the proceeds elsewhere. This represented a change from prior management in the holding period of these assets and their respective values. Prior management had purchased these tracts of land in 1999 and 2000 with the intent to build apartment communities on them. In order to accelerate the disposition of these undeveloped land sites, the Company recorded an aggregate $2.8 million impairment loss during the first quarter for the write-down of seven undeveloped sites in selected markets. The $2.8 million charge represents the discount necessary to dispose of these assets in a short time frame coupled with decreases in market value in 2001 for these properties (see Note 2--Real Estate Owned). In addition, the Company recognized a $0.4 million charge for the write-down of United Dominion's investment in an online apartment leasing company.

   During the fourth quarter of 2001, Realeum, Inc., a technology venture through which the Company and two other multifamily REIT entities have been co-developing a web-based property management system, successfully completed a secondary equity offering in which it raised approximately $15 million of new capital in exchange for a 45.6% ownership stake. The additional capital provides Realeum more flexibility as it rolls the product out for beta testing and continues its marketing and system enhancement processes. As a result of the equity offering, the market value of the Company's ownership stake was established at approximately $1.3 million. Although management believes the potential revenue enhancements and cost efficiencies to be derived from an implementation of the system would enable United Dominion to recover its full investment in Realeum, a more conservative accounting treatment that requires a write-down of this investment to market value is appropriate. As a result, the Company's $3.5 million aggregate investment was adjusted to $1.3 million.

General and Administrative

   For the year ended December 31, 2001, general and administrative expenses increased $6.0 million or 38.2% over 2000. The increase was primarily due to an increase in incentive compensation expense and adjustments to the Company's accruals for various employee benefits and state and local taxes.

   During the year ended December 31, 2000, general and administrative expenses increased $1.9 million or 13.5% over 1999, reflecting a full year's impact of United Dominion's investment in professional staff, technology and scaleable accounting and information systems and the effect of additional franchise taxes in Tennessee as a result of a change in the state law regarding franchise taxes.

Gains on Sales of Investments

   For the years ended December 31, 2001 and 2000, United Dominion recognized gains for financial reporting purposes of $24.7 million and $31.5 million, respectively. Changes in the level of gains recognized from period to period reflect the changing level of United Dominion's divestiture activity from period to period as well as the extent of gains related to specific properties sold.

Inflation

   United Dominion believes that the direct effects of inflation on the Company's operations have been inconsequential. Substantially all of the Company's leases are for a term of one year or less which generally minimizes United Dominion's risk from the adverse effects of inflation.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Information required by this item is included in and incorporated by reference from Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Report.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements and related financial information required to be filed are attached to this Report. Reference is made to page 37 of this Report for the Index to Consolidated Financial Statements and Schedule.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item is incorporated by reference from our definitive proxy statement to be filed with respect to our Annual Meeting of Shareholders to be held on May 7, 2002.

   Information required by this item regarding our executive officers is included in Part I of this Report in the section entitled "Business--Executive Officers of the Company."

Item 11.  EXECUTIVE COMPENSATION

   The information required by this item is incorporated by reference from our definitive proxy statement to be filed with respect to our Annual Meeting of Shareholders to be held on May 7, 2002.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is incorporated by reference from our definitive proxy statement to be filed with respect to our Annual Meeting of Shareholders to be held on May 7, 2002.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is incorporated by reference from our definitive proxy statement to be filed with respect to our Annual Meeting of Shareholders to be held on May 7, 2002.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)  The following documents are filed as part of this Report:

      1. Financial Statements. See Index to Consolidated Financial Statements and Schedule on page 37 of this Report.

      2. Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedule on page 37 of this Report. All other schedules are omitted because they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.

      3. Exhibits.  The exhibits filed with this Report are set forth in the
   Exhibit Index.

   (b)   Reports on Form 8-K.

   We filed the following Current Reports on Form 8-K during the quarter ended December 31, 2001. The information provided under Item 9. Regulation FD Disclosure is not deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

  . Current Report on Form 8-K dated October 10, 2001, filed with the Securities and Exchange Commission on October 12, 2001, under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, and
     Item 9. Regulation FD Disclosure.

  . Current Report on Form 8-K dated October 22, 2001, filed with the Securities and Exchange Commission on October 25, 2001, under Item 5. Other Events.

  . Current Report on Form 8-K dated November 28, 2001, filed with the Securities and Exchange Commission on November 30, 2001, under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, and
     Item 9. Regulation FD Disclosure.

  . Current Report on Form 8-K/A dated October 22, 2001, filed with the Securities and Exchange Commission on December 17, 2001, under Item 5. Other Events, and Item 9. Regulation FD Disclosure.

  . Current Report on Form 8-K/A dated July 23, 2001, filed with the Securities and Exchange Commission on December 17, 2001, under Item 5. Other Events, and Item 9. Regulation FD Disclosure.

  . Current Report on Form 8-K dated December 17, 2001, filed with the Securities and Exchange Commission on December 17, 2001, under Item 5. Other Events.

  . Current Report on Form 8-K dated December 18, 2001, filed with the Securities and Exchange Commission on December 20, 2001, under Item 5. Other Events.

  . Current Report on Form 8-K dated December 18, 2001, filed with the Securities and Exchange Commission on December 22, 2001, under Item 5. Other Events, and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNITED DOMINION REALTY TRUST, INC.


                                               By:     /s/  Thomas W. Toomey
                                                   -----------------------------
                                                         Thomas W. Toomey
                                                   President and Chief Executive
                                                              Officer
   Date: March 29, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 29, 2002 by the following persons on behalf of the registrant and in the capacities indicated.


    /s/  Thomas W. Toomey     President, Chief Executive
-----------------------------   Officer and Director
      Thomas W. Toomey

  /s/  Christopher D. Genry   Executive Vice President and
-----------------------------   Chief Financial Officer
    Christopher D. Genry

  /s/  Scott A. Shanaberger   Senior Vice President,
-----------------------------   Corporate Controller and
    Scott A. Shanaberger        Chief Accounting Officer

    /s/  Robert C. Larson     Chairman of the Board
-----------------------------
      Robert C. Larson

   /s/  James D. Klingbeil    Vice Chairman of the Board
-----------------------------
     James D. Klingbeil

     /s/  John P. McCann      Chairman Emeritus
-----------------------------
       John P. McCann

  /s/  R. Toms Dalton, Jr.
-----------------------------
     R. Toms Dalton, Jr.      Director

   /s/  Robert P. Freeman
-----------------------------
      Robert P. Freeman       Director

      /s/  Jon A. Grove
-----------------------------
        Jon A. Grove          Director

    /s/  Lynne B. Sagalyn
-----------------------------
      Lynne B. Sagalyn        Director

    /s/  Mark J. Sandler
-----------------------------
       Mark J. Sandler        Director

   /s/  Robert W. Scharar
-----------------------------
      Robert W. Scharar       Director

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                      UNITED DOMINION REALTY TRUST, INC.

                                                                                                   Page
                                                                                                   ----
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

Report of Ernst & Young LLP, Independent Auditors.................................................  38

Consolidated Balance Sheets at December 31, 2001 and 2000.........................................  39

Consolidated Statements of Operations for each of the three years in the period ended December 31,
  2001............................................................................................  40

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31,
  2001............................................................................................  41

Consolidated Statements of Shareholders' Equity for each of the three years in the period ended
 December 31, 2001................................................................................  42

Notes to Consolidated Financial Statements........................................................  43

SCHEDULE FILED AS PART OF THIS REPORT

Schedule III--Summary of Real Estate Owned........................................................  66

   All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

               Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders
United Dominion Realty Trust, Inc.

   We have audited the accompanying consolidated balance sheets of United Dominion Realty Trust, Inc. (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Dominion Realty Trust, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

   As discussed in Note 1 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative financial instruments.

                                          ERNST & YOUNG LLP

Richmond, Virginia
January 31, 2002

                      UNITED DOMINION REALTY TRUST, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except for share data)


                                                                                                         December 31,
                                                                                                    ----------------------
                                                                                                       2001        2000
                                                                                                    ----------  ----------
                                             ASSETS
Real estate owned:
    Real estate held for investment (Note 2)....................................................... $3,858,579  $3,758,974
       Less: accumulated depreciation..............................................................   (646,366)   (506,871)
                                                                                                    ----------  ----------
                                                                                                     3,212,213   3,252,103
    Real estate under development..................................................................     40,240      60,366
    Real estate held for disposition (net of accumulated depreciation of $0 and $2,534) (Note 2)...      8,848      14,446
                                                                                                    ----------  ----------
    Total real estate owned, net of accumulated depreciation.......................................  3,261,301   3,326,915
Cash and cash equivalents..........................................................................      4,641      10,305
Restricted cash....................................................................................     26,830      44,943
Deferred financing costs, net......................................................................     15,802      14,271
Investment in unconsolidated development joint venture (Note 3)....................................      3,355       8,088
Other assets.......................................................................................     36,162      49,435
                                                                                                    ----------  ----------
    Total assets................................................................................... $3,348,091  $3,453,957
                                                                                                    ==========  ==========
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Secured debt (Note 4).............................................................................. $  974,177  $  866,115
Unsecured debt (Note 5)............................................................................  1,090,020   1,126,215
Real estate taxes payable..........................................................................     28,099      30,554
Accrued interest payable...........................................................................     16,779      18,059
Security deposits and prepaid rent.................................................................     20,481      22,524
Distributions payable..............................................................................     33,457      36,128
Accounts payable, accrued expenses and other liabilities...........................................     66,688      47,144
                                                                                                    ----------  ----------
    Total liabilities..............................................................................  2,229,701   2,146,739

Minority interests.................................................................................     75,665      88,326

Shareholders' equity: (Note 6)
    Preferred stock, no par value; $25 liquidation preference,
     25,000,000 shares authorized;
       0 shares 9.25% Series A Cumulative Redeemable issued and outstanding (3,969,120 in
        2000)......................................................................................         --      99,228
       5,416,009 shares 8.60% Series B Cumulative Redeemable issued and outstanding
        (5,439,109 in 2000)........................................................................    135,400     135,978
       8,000,000 shares 7.50% Series D Cumulative Convertible Redeemable issued and
        outstanding (8,000,000 in 2000)............................................................    175,000     175,000
    Common stock, $1 par value; 150,000,000 shares authorized
     103,133,279 shares issued and outstanding (102,219,250 in 2000)...............................    103,133     102,219
    Additional paid-in capital.....................................................................  1,098,029   1,081,387
    Distributions in excess of net income..........................................................   (448,345)   (366,531)
    Deferred compensation--unearned restricted stock awards........................................     (1,312)       (828)
    Notes receivable from officer-shareholders.....................................................     (4,309)     (7,561)
    Accumulated other comprehensive loss, net (Note 7).............................................    (14,871)         --
                                                                                                    ----------  ----------
       Total shareholders' equity..................................................................  1,042,725   1,218,892
                                                                                                    ----------  ----------
    Total liabilities and shareholders' equity..................................................... $3,348,091  $3,453,957
                                                                                                    ==========  ==========

         See accompanying notes to consolidated financial statements.

                      UNITED DOMINION REALTY TRUST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                      Years Ended December 31,
                                                                    ----------------------------
                                                                      2001      2000      1999
                                                                    --------  --------  --------
Revenues
   Rental income................................................... $618,590  $626,594  $625,115
   Non-property income.............................................    4,593     5,326     1,942
                                                                    --------  --------  --------
       Total revenues..............................................  623,183   631,920   627,057

Expenses
   Rental expenses:
       Real estate taxes and insurance.............................   67,671    69,071    63,425
       Personnel...................................................   63,043    65,666    66,968
       Repair and maintenance......................................   36,844    36,469    41,339
       Utilities...................................................   36,707    35,560    36,472
       Administrative and marketing................................   23,315    23,771    25,410
       Property management.........................................   17,107    18,392    18,475
       Other operating expenses....................................    1,477     1,426     1,539
   Real estate depreciation........................................  151,845   152,994   121,727
   Interest........................................................  144,379   156,040   153,748
   General and administrative......................................   21,730    15,724    13,850
   Severance costs and other organizational charges (Note 9).......    5,404     1,020        --
   Litigation settlement charges...................................       --     2,700        --
   Impairment loss on real estate and investments (Note 2).........    5,436        --    19,300
   Other depreciation and amortization.............................    3,482     4,367     4,425
                                                                    --------  --------  --------
       Total expenses..............................................  578,440   583,200   566,678

Income before gains on sales of investments, minority interests and
  extraordinary item...............................................   44,743    48,720    60,379
Gains on sales of depreciable property.............................   24,748    30,618    37,995
Gains on sales of land.............................................       --       832        --
                                                                    --------  --------  --------
Income before minority interests and extraordinary item............   69,491    80,170    98,374
Minority interests of unitholders in operating partnership.........   (1,967)   (2,885)   (4,434)
Minority interests in other partnerships...........................   (2,225)   (1,501)   (1,245)
                                                                    --------  --------  --------
Income before extraordinary item...................................   65,299    75,784    92,695
Extraordinary item--early extinguishment of debt...................   (3,471)      831       927
                                                                    --------  --------  --------
Net income.........................................................   61,828    76,615    93,622
Distributions to preferred shareholders--Series A and B............  (15,762)  (21,591)  (22,560)
Distributions to preferred shareholders--Series D (Convertible)....  (15,428)  (15,300)  (15,154)
(Premium)/discount on preferred share repurchases..................   (3,496)    2,929        --
                                                                    --------  --------  --------
Net income available to common shareholders........................ $ 27,142  $ 42,653  $ 55,908
                                                                    ========  ========  ========

Earnings per common share: (Note 1)
   Basic........................................................... $   0.27  $   0.41  $   0.54
                                                                    ========  ========  ========
   Diluted......................................................... $   0.27  $   0.41  $   0.54
                                                                    ========  ========  ========

Common distributions declared per share............................ $   1.08  $   1.07  $   1.06
                                                                    ========  ========  ========

Weighted average number of common shares outstanding-basic.........  100,339   103,072   103,604
Weighted average number of common shares outstanding-diluted.......  101,037   103,208   103,639

         See accompanying notes to consolidated financial statements.

                      UNITED DOMINION REALTY TRUST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                                                     Years Ended December 31,
                                                                                                 -------------------------------
                                                                                                   2001       2000       1999
                                                                                                 ---------  ---------  ---------
Operating Activities
   Net income................................................................................... $  61,828  $  76,615  $  93,622
   Adjustments to reconcile net income to cash provided by operating activities:
      Depreciation and amortization.............................................................   155,327    157,361    126,152
      Impairment loss on real estate and investments............................................     5,436         --     19,300
      Gains on sales of investments.............................................................   (24,748)   (31,450)   (37,995)
      Minority interests........................................................................     4,192      4,386      5,679
      Extraordinary item-early extinguishment of debt...........................................     3,471       (831)      (927)
      Amortization of deferred financing costs and other........................................       965      2,551      5,184
      Changes in operating assets and liabilities:..............................................
         Decrease in operating liabilities......................................................    (3,188)    (2,333)    (4,777)
         Decrease/(increase) in operating assets................................................    21,128     17,861    (15,636)
                                                                                                 ---------  ---------  ---------
Net cash provided by operating activities.......................................................   224,411    224,160    190,602
Investing Activities
   Proceeds from sales of real estate investments, net..........................................   109,713    160,257    161,140
   Proceeds received for excess expenditures over investment contribution in development joint
    venture.....................................................................................        --     30,176         --
   Acquisition of real estate assets, net of liabilities assumed................................   (74,372)    (4,635)   (69,969)
   Development of real estate assets and other major improvements...............................   (53,607)   (84,431)  (121,073)
   Capital expenditures-real estate assets, net of escrow reimbursement.........................   (53,096)   (41,496)   (67,004)
   Capital expenditures-non-real estate assets..................................................    (1,442)    (1,166)    (8,062)
   Other investing activities...................................................................     8,749         --      1,132
                                                                                                 ---------  ---------  ---------
Net cash (used in)/provided by investing activities.............................................   (64,055)    58,705   (103,836)
Financing Activities
   Proceeds from the issuance of secured notes payable..........................................   225,171     67,285    201,861
   Scheduled principal payments on secured notes payable........................................   (55,130)   (62,575)   (19,100)
   Non-scheduled principal payments on secured notes payable....................................   (52,182)  (100,793)  (184,993)
   Proceeds from the issuance of unsecured notes payable........................................        --    248,035    197,345
   Payments on unsecured notes payable..........................................................   (21,307)  (214,984)  (151,117)
   Net (repayment)/borrowing of short-term bank debt............................................   (14,200)   (33,200)    37,600
   Payment of financing costs...................................................................    (4,807)    (5,648)    (6,719)
   Proceeds from the issuance of common stock...................................................    66,319      7,660     17,250
   Proceeds from the issuance of out-performance partnership shares.............................     1,236         --         --
   Distributions paid to minority interests.....................................................   (12,868)   (10,272)    (9,200)
   Distributions paid to preferred shareholders.................................................   (34,308)   (36,909)   (34,958)
   Distributions paid to common shareholders....................................................  (108,511)  (110,098)  (109,608)
   Repurchases of operating partnership units and other minority interests......................    (4,267)      (341)   (11,967)
   Repurchases of common and preferred stock....................................................  (151,166)   (28,398)   (31,563)
                                                                                                 ---------  ---------  ---------
Net cash used in financing activities...........................................................  (166,020)  (280,238)  (105,169)

Net (decrease)/increase in cash and cash equivalents............................................    (5,664)     2,627    (18,403)
Cash and cash equivalents, beginning of year....................................................    10,305      7,678     26,081
                                                                                                 ---------  ---------  ---------
Cash and cash equivalents, end of year.......................................................... $   4,641  $  10,305  $   7,678
                                                                                                 =========  =========  =========
Supplemental Information:
   Interest paid during the period.............................................................. $ 148,863  $ 152,434  $ 162,236
   Conversion of operating partnership units to common stock....................................        74        247      3,947
   Issuance of restricted stock awards..........................................................     1,363        830        460
   Non-cash transactions:
      Secured debt assumed with the acquisition of properties...................................    18,230     10,130      5,750
      Reduction in secured debt from the disposition of properties..............................    28,315     45,088     75,566

         See accompanying notes to consolidated financial statements.

                      UNITED DOMINION REALTY TRUST, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (In thousands, except for share data)



                                                                               Preferred Stock         Common Stock
                                                                            --------------------  ---------------------
                                                                              Shares     Amount     Shares      Amount
                                                                            ----------  --------  -----------  --------
Balance, December 31, 1998................................................. 18,200,000  $430,000  103,639,117  $103,639
Comprehensive Income
 Net income................................................................

 Comprehensive income......................................................

 Issuance of common shares to employees, officers and director-shareholders                            71,998        72
 Issuance of common shares through dividend reinvestment and stock
  purchase plan............................................................                         1,597,841     1,598
 Purchase of common and preferred stock....................................    (85,140)   (2,128)  (2,687,984)   (2,688)
 Issuance of restricted stock awards.......................................                            46,000        46
 Adjustment for cash purchase and conversion of minority interests of
  unitholders in operating partnerships....................................                            73,805        74
 Principal repayments on notes receivable from officer-shareholders........
 Notes issued for common shares............................................
 Common stock distributions declared ($1.06 per share).....................
 Preferred stock distributions declared Series A ($2.31 per share).........
 Preferred stock distributions declared Series B ($2.15 per share).........
 Preferred stock distributions declared Series D ($1.89 per share).........
 Amortization of deferred compensation.....................................
                                                                            ----------  --------  -----------  --------
Balance, December 31, 1999................................................. 18,114,860  $427,872  102,740,777  $102,741
                                                                            ==========  ========  ===========  ========
Comprehensive Income
 Net income................................................................

 Comprehensive income......................................................

 Issuance of common shares to employees, officers and director-shareholders                             5,000         5
 Issuance of common shares through dividend reinvestment and stock
  purchase plan............................................................                           767,513       767
 Purchase of common and preferred stock....................................   (706,631)  (17,666)  (1,398,866)   (1,399)
 Issuance of restricted stock awards.......................................                            85,670        86
 Adjustment for cash purchase and conversion of minority interests of
  unitholders in operating partnerships....................................                            19,156        19
 Principal repayments on notes receivable from officer-shareholders........
 Common stock distributions declared ($1.07 per share).....................
 Preferred stock distributions declared Series A ($2.31 per share).........
 Preferred stock distributions declared Series B ($2.15 per share).........
 Preferred stock distributions declared Series D ($1.91 per share).........
 Amortization of deferred compensation.....................................
                                                                            ----------  --------  -----------  --------
Balance, December 31, 2000................................................. 17,408,229  $410,206  102,219,250  $102,219
                                                                            ==========  ========  ===========  ========
Comprehensive Income
 Net income................................................................
 Other comprehensive income:
    Cumulative effect of a change in accounting principle (Note 7).........
    Unrealized loss on derivative financial instruments (Note 7)...........

 Comprehensive income......................................................

 Issuance of common shares to employees, officers and director-shareholders                           257,158       258
 Issuance of common shares through dividend reinvestment and stock
  purchase plan............................................................                           332,243       332
 Issuance of common shares through public offering.........................                         4,100,000     4,100
 Purchase of common and preferred stock....................................    (91,900)   (2,298)  (3,962,076)   (3,962)
 Redemption of Series A preferred stock.................................... (3,900,320)  (97,508)
 Issuance of restricted stock awards.......................................                           112,433       112
 Adjustment for cash purchase and conversion of minority interests of
  unitholders in operating partnerships....................................                            74,271        74
 Principal repayments on notes receivable from officer-shareholders........
 Common stock distributions declared ($1.08 per share).....................
 Preferred stock distributions declared Series A ($1.05 per share).........
 Preferred stock distributions declared Series B ($2.15 per share).........
 Preferred stock distributions declared Series D ($1.93 per share).........
 Amortization of deferred compensation.....................................
                                                                            ----------  --------  -----------  --------
Balance, December 31, 2001................................................. 13,416,009  $310,400  103,133,279  $103,133
                                                                            ==========  ========  ===========  ========

                                                                                                        Deferred
                                                                                                      Compensation-
                                                                                        Distributions   Unearned
                                                                             Paid-in    in Excess of   Restricted
                                                                             Capital     Net Income   Stock Awards
                                                                             -------    ------------- -------------
Balance, December 31, 1998................................................. $1,090,432    $(242,331)     $    --
Comprehensive Income
 Net income................................................................                  93,622
                                                                                          ---------
 Comprehensive income......................................................                  93,622
                                                                                          ---------
 Issuance of common shares to employees, officers and director-shareholders        665
 Issuance of common shares through dividend reinvestment and stock
  purchase plan............................................................     15,049
 Purchase of common and preferred stock....................................    (26,746)
 Issuance of restricted stock awards.......................................        414                      (460)
 Adjustment for cash purchase and conversion of minority interests of
  unitholders in operating partnerships....................................      3,873
 Principal repayments on notes receivable from officer-shareholders........
 Notes issued for common shares............................................
 Common stock distributions declared ($1.06 per share).....................                (109,607)
 Preferred stock distributions declared Series A ($2.31 per share).........                  (9,688)
 Preferred stock distributions declared Series B ($2.15 per share).........                 (12,872)
 Preferred stock distributions declared Series D ($1.89 per share).........                 (15,154)
 Amortization of deferred compensation.....................................                                  155
                                                                            ----------    ---------      -------
Balance, December 31, 1999................................................. $1,083,687    $(296,030)     $  (305)
                                                                            ==========    =========      =======
Comprehensive Income
 Net income................................................................                  76,615
                                                                                          ---------
 Comprehensive income......................................................                  76,615
                                                                                          ---------
 Issuance of common shares to employees, officers and director-shareholders        158
 Issuance of common shares through dividend reinvestment and stock
  purchase plan............................................................      6,538
 Purchase of common and preferred stock....................................     (9,333)
 Issuance of restricted stock awards.......................................        744                      (830)
 Adjustment for cash purchase and conversion of minority interests of
  unitholders in operating partnerships....................................       (407)
 Principal repayments on notes receivable from officer-shareholders........
 Common stock distributions declared ($1.07 per share).....................                (110,225)
 Preferred stock distributions declared Series A ($2.31 per share).........                  (9,473)
 Preferred stock distributions declared Series B ($2.15 per share).........                 (12,118)
 Preferred stock distributions declared Series D ($1.91 per share).........                 (15,300)
 Amortization of deferred compensation.....................................                                  307
                                                                            ----------    ---------      -------
Balance, December 31, 2000................................................. $1,081,387    $(366,531)     $  (828)
                                                                            ==========    =========      =======
Comprehensive Income
 Net income................................................................                  61,828
 Other comprehensive income:
    Cumulative effect of a change in accounting principle (Note 7).........
    Unrealized loss on derivative financial instruments (Note 7)...........
                                                                                          ---------
 Comprehensive income......................................................                  61,828
                                                                                          ---------
 Issuance of common shares to employees, officers and director-shareholders      2,318
 Issuance of common shares through dividend reinvestment and stock
  purchase plan............................................................      4,054
 Issuance of common shares through public offering.........................     52,316
 Purchase of common and preferred stock....................................    (47,362)
 Redemption of Series A preferred stock....................................      3,496       (3,496)
 Issuance of restricted stock awards.......................................      1,251                    (1,363)
 Adjustment for cash purchase and conversion of minority interests of
  unitholders in operating partnerships....................................        569
 Principal repayments on notes receivable from officer-shareholders........
 Common stock distributions declared ($1.08 per share).....................                (108,956)
 Preferred stock distributions declared Series A ($1.05 per share).........                  (4,111)
 Preferred stock distributions declared Series B ($2.15 per share).........                 (11,651)
 Preferred stock distributions declared Series D ($1.93 per share).........                 (15,428)
 Amortization of deferred compensation.....................................                                  879
                                                                            ----------    ---------      -------
Balance, December 31, 2001................................................. $1,098,029    $(448,345)     $(1,312)
                                                                            ==========    =========      =======

                                                                                              Accumulated
                                                                            Notes Receivable     Other
                                                                             from Officer-   Comprehensive
                                                                              Shareholders       Loss        Total
                                                                            ---------------- -------------   -----
Balance, December 31, 1998.................................................     $(7,619)       $     --    $1,374,121
Comprehensive Income
 Net income................................................................                                    93,622
                                                                                                           ----------
 Comprehensive income......................................................                                    93,622
                                                                                                           ----------
 Issuance of common shares to employees, officers and director-shareholders                                       737
 Issuance of common shares through dividend reinvestment and stock
  purchase plan............................................................                                    16,647
 Purchase of common and preferred stock....................................                                   (31,562)
 Issuance of restricted stock awards.......................................                                        --
 Adjustment for cash purchase and conversion of minority interests of
  unitholders in operating partnerships....................................                                     3,947
 Principal repayments on notes receivable from officer-shareholders........         139                           139
 Notes issued for common shares............................................        (273)                         (273)
 Common stock distributions declared ($1.06 per share).....................                                  (109,607)
 Preferred stock distributions declared Series A ($2.31 per share).........                                    (9,688)
 Preferred stock distributions declared Series B ($2.15 per share).........                                   (12,872)
 Preferred stock distributions declared Series D ($1.89 per share).........                                   (15,154)
 Amortization of deferred compensation.....................................                                       155
                                                                                -------        --------    ----------
Balance, December 31, 1999.................................................     $(7,753)       $     --    $1,310,212
                                                                                =======        ========    ==========
Comprehensive Income
 Net income................................................................                                    76,615
                                                                                                           ----------
 Comprehensive income......................................................                          --        76,615
                                                                                                           ----------
 Issuance of common shares to employees, officers and director-shareholders                                       163
 Issuance of common shares through dividend reinvestment and stock
  purchase plan............................................................                                     7,305
 Purchase of common and preferred stock....................................                                   (28,398)
 Issuance of restricted stock awards.......................................                                        --
 Adjustment for cash purchase and conversion of minority interests of
  unitholders in operating partnerships....................................                                      (388)
 Principal repayments on notes receivable from officer-shareholders........         192                           192
 Common stock distributions declared ($1.07 per share).....................                                  (110,225)
 Preferred stock distributions declared Series A ($2.31 per share).........                                    (9,473)
 Preferred stock distributions declared Series B ($2.15 per share).........                                   (12,118)
 Preferred stock distributions declared Series D ($1.91 per share).........                                   (15,300)
 Amortization of deferred compensation.....................................                                       307
                                                                                -------        --------    ----------
Balance, December 31, 2000.................................................     $(7,561)       $     --    $1,218,892
                                                                                =======        ========    ==========
Comprehensive Income
 Net income................................................................                                    61,828
 Other comprehensive income:
    Cumulative effect of a change in accounting principle (Note 7).........                      (3,848)       (3,848)
    Unrealized loss on derivative financial instruments (Note 7)...........                     (11,023)      (11,023)
                                                                                               --------    ----------
 Comprehensive income......................................................                     (14,871)       46,957
                                                                                               --------    ----------
 Issuance of common shares to employees, officers and director-shareholders                                     2,576
 Issuance of common shares through dividend reinvestment and stock
  purchase plan............................................................                                     4,386
 Issuance of common shares through public offering.........................                                    56,416
 Purchase of common and preferred stock....................................                                   (53,622)
 Redemption of Series A preferred stock....................................                                   (97,508)
 Issuance of restricted stock awards.......................................                                        --
 Adjustment for cash purchase and conversion of minority interests of
  unitholders in operating partnerships....................................                                       643
 Principal repayments on notes receivable from officer-shareholders........       3,252                         3,252
 Common stock distributions declared ($1.08 per share).....................                                  (108,956)
 Preferred stock distributions declared Series A ($1.05 per share).........                                    (4,111)
 Preferred stock distributions declared Series B ($2.15 per share).........                                   (11,651)
 Preferred stock distributions declared Series D ($1.93 per share).........                                   (15,428)
 Amortization of deferred compensation.....................................                                       879
                                                                                -------        --------    ----------
Balance, December 31, 2001.................................................     $(4,309)       $(14,871)   $1,042,725
                                                                                =======        ========    ==========

         See accompanying notes to consolidated financial statements.

                      UNITED DOMINION REALTY TRUST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Formation

   United Dominion Realty Trust, Inc., a Virginia corporation, was formed in 1972. United Dominion operates within one defined business segment with activities related to the ownership, management, development, acquisition, renovation and disposition of multifamily apartment communities nationwide. At December 31, 2001, United Dominion owned 274 communities with 77,567 completed apartment homes and had two additional phases to existing communities with 462 apartment homes under development.

Basis of presentation

   The accompanying consolidated financial statements include the accounts of United Dominion and its subsidiaries, including United Dominion Realty, L.P., (the "Operating Partnership"), and Heritage Communities L.P. (the "Heritage OP"), (collectively, "United Dominion"). As of December 31, 2001, there were 74,962,675 units in the Operating Partnership outstanding, of which 68,509,601 units or 91.4% were owned by United Dominion and 6,453,074 units or 8.6% were owned by non-affiliated limited partners. As of December 31, 2001, there were 3,492,889 units in the Heritage OP outstanding, of which 3,108,001 units or 89.0% were owned by United Dominion and 384,888 units or 11.0% were owned by non-affiliated limited partners. The consolidated financial statements of United Dominion include the minority interests of the unitholders in the operating partnerships. All significant inter-company accounts and transactions have been eliminated in consolidation.

Income taxes

   United Dominion is operated as, and elects to be taxed as, a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Generally, a REIT complies with the provisions of the Code if it distributes at least 90% (95% prior to 2001) of its REIT taxable income to its shareholders and will not be subject to U.S. federal income taxes if it distributes at least 100% of its income. Accordingly, no provision has been made for federal income taxes. However, United Dominion is subject to certain state and local excise or franchise taxes, for which provision has been made.

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

                      UNITED DOMINION REALTY TRUST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001


   The following table reconciles the Company's net income to REIT taxable income for the three years ended December 31, 2001 (dollars in thousands):

                                                     2001      2000      1999
                                                   --------  --------  --------
Net income........................................ $ 61,828  $ 76,615  $ 93,622
Minority interest expense, less than distributions   (1,442)   (2,851)     (181)
Depreciation and amortization expense.............   45,327    62,828    27,573
Gain on the disposition of properties.............      343    10,120   (24,654)
Revenue recognition timing differences............      589       780     1,060
Impairment loss, not deductible for tax...........    2,788        --    18,300
Investment loss, not deductible for tax...........    2,648        --     1,000
Other expense timing differences..................    2,787    (2,414)   (4,034)
                                                   --------  --------  --------
REIT taxable income before dividends.............. $114,868  $145,078  $112,686
                                                   ========  ========  ========
Dividends paid.................................... $140,146  $147,116  $147,321
                                                   ========  ========  ========

   For income tax purposes, distributions paid to common shareholders consist of ordinary income, capital gains and return of capital, or a combination thereof. For the three years ended December 31, 2001, distributions paid per common share were taxable as follows:

                                               2001  2000  1999
                                               ----- ----- -----
                Ordinary income............... $0.74 $0.81 $0.62
                Long-term capital gain........  0.11  0.15  0.13
                Unrecaptured section 1250 gain  0.07  0.11    --
                Return of capital.............  0.16    --  0.31
                                               ----- ----- -----
                                               $1.08 $1.07 $1.06
                                               ===== ===== =====

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

                      UNITED DOMINION REALTY TRUST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001


Investments in unconsolidated joint venture

   The Company accounts for investments in unconsolidated joint ventures using the equity method when major business decisions require approval by the other partners and the Company does not have control of the assets. Investments are recorded at cost and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. United Dominion eliminates intercompany profits on sales of services that are provided to the venture. Differences between the carrying value of investments and the underlying equity in net assets of the investee are due to capitalized interest on the investment balance and capitalized development and leasing costs that are recovered by the Company through fees during construction (see Note 3--Investment in Unconsolidated Joint Venture).

Real estate

   Real estate assets held for investment are carried at historical cost less accumulated depreciation and any recorded impairment losses.

   Expenditures for ordinary repair and maintenance costs are charged to expense as incurred. Expenditures for improvements, renovations and replacements related to the acquisition and improvement of real estate assets are capitalized at cost and depreciated over their estimated useful lives if the value of the existing asset will be materially enhanced or the life of the related asset will be substantially extended beyond the original life expectancy.

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

   For long-lived assets to be disposed of, impairment losses are recognized when the fair value of the asset less estimated cost to sell is less than the carrying value of the asset. Prior to 2000, properties were classified as real estate held for disposition when management had committed to sell and was actively marketing the property, and United Dominion expected to dispose of these properties within the next twelve months. Beginning in 2000, properties classified as real estate held for disposition generally represent properties that are under contract for sale. Real estate held for disposition is carried at the lower of cost, net of accumulated depreciation, or fair value, less the cost to dispose, determined on an asset by asset basis. Expenditures for ordinary repair and maintenance costs on held for disposition properties are charged to expense as incurred. Expenditures for improvements, renovations and replacements related to held for disposition properties are capitalized at cost. Depreciation is not recorded on real estate held for disposition and gains (losses) from initial and subsequent adjustments to the carrying value of the assets, if any, are recorded as a separate component of income from continuing operations.

   Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which is 35 years for buildings, 10 to 35 years for major improvements, and 3 to 10 years for furniture, fixtures, equipment and other assets.

   All development projects and related carrying costs are capitalized and reported on the Consolidated Balance Sheet as "real estate under development" until such time as the development project is completed. Upon completion, the total cost of the building and associated land is transferred to real estate held for investment and the assets are depreciated over their estimated useful lives. The cost of development projects includes interest, real estate taxes, insurance and allocated development overhead during the construction period.

                      UNITED DOMINION REALTY TRUST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001


   Interest, real estate taxes and incremental labor and support costs for personnel working directly on the development site are capitalized as part of the real estate under development to the extent that such charges do not cause the carrying value of the asset to exceed its net realizable value. During 2001, 2000 and 1999, total interest capitalized was $2.9 million, $3.6 million and $5.2 million, respectively.

Revenue recognition

   United Dominion's apartment homes are leased under operating leases with terms generally of one year or less. Rental income is recognized after it is earned and collectibility is reasonably assured.

Restricted cash

   Restricted cash consists of escrow deposits held by lenders for real estate taxes, insurance and replacement reserves, and security deposits.

Deferred financing costs

   Deferred financing costs include fees and other external costs incurred to obtain debt financings and are generally amortized on a straight-line basis, which approximates the effective interest method, over a period not to exceed the term of the related debt. Unamortized financing costs are written-off when debt is retired before its maturity date. During 2001, 2000 and 1999, amortization expense was $3.6 million, $5.0 million and $4.0 million, respectively.

Advertising costs

   All costs are expensed as incurred. During 2001, 2000 and 1999, total advertising expense was $9.6 million, $9.3 million and $9.7 million, respectively.

Interest rate swap agreements

   Statements of Financial Accounting Standards No. 133 and 138, "Accounting for Certain Derivative Instruments and Hedging Activities" became effective on January 1, 2001. The accounting standards require companies to carry all derivative instruments, including certain embedded derivatives, in the Consolidated Balance Sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based on the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. At December 31, 2001, all of the Company's derivative financial instruments are interest rate swap agreements that are designated as cash flow hedges of debt with variable interest rate features, and are qualifying hedges for financial reporting purposes. For derivative instruments that qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings during the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. The adoption of Statements 133 and 138 on January 1, 2001 resulted in a cumulative effect of an accounting change of a $3.8 million loss, all of which was recorded directly to other comprehensive income.

                      UNITED DOMINION REALTY TRUST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001


   As part of United Dominion's overall interest rate risk management strategy, the Company uses derivative financial instruments as a means to artificially fix variable rate debt or to hedge anticipated financing transactions. The Company's derivative transactions used for interest rate risk management include various interest rate swaps with indices that relate to the pricing of specific financial instruments of United Dominion. Because of the close correlation between the hedging instrument and the underlying cash flow exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the cash flow of the underlying exposures. As a result, United Dominion believes that it has appropriately controlled the risk so that derivatives used for interest rate risk management will not have a material unintended effect on consolidated earnings. The Company does not enter into derivative financial instruments for trading purposes.

   The fair value of the Company's derivative instruments is reported on balance sheet at their current fair value. Estimated fair values for interest rate swaps rely on prevailing market interest rates. These fair value amounts should not be viewed in isolation, but rather in relation to the values of the underlying hedged transactions and investments and to the overall reduction in exposure to adverse fluctuations in interest rates. Each interest rate swap agreement is designated with all or a portion of the principal balance and term of a specific debt obligation. The interest rate swaps involve the periodic exchange of payments over the life of the related agreements. Amounts received or paid on the interest rate swaps are recorded on an accrual basis as an adjustment to the related interest expense of the outstanding debt based on the accrual method of accounting. The related amounts payable to and receivable from counterparties are included in other liabilities and other assets, respectively.

   Prior to the adoption of Statements 133 and 138 on January 1, 2001, United Dominion also used interest rate swap contracts for hedging purposes. For interest rate swaps, the net amounts paid or received and net amounts accrued through the end of the accounting period were included in interest expense. The fair value of the interest rate swap contracts were not recorded on the Consolidated Balance Sheet and unrealized gains or losses were not recognized in the Consolidated Statements of Operations. Gains and losses on any contracts terminated early were deferred and amortized to income over the remaining average life of the terminated contract.

Comprehensive income

   Comprehensive income, which is defined as all changes in equity during each period except for those resulting from investments by or distributions to shareholders, is displayed in the accompanying Statements of Shareholders' Equity. Other comprehensive income consists of gains or losses from derivative financial instruments.

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

                      UNITED DOMINION REALTY TRUST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001


   The following table sets forth the computation of basic and diluted earning per share (dollars in thousands, except per share amounts):

                                                                 2001     2000     1999
                                                               -------- -------- --------
Numerator for basic and diluted earnings per share--net income available to common shareholders............................ $ 27,142 $ 42,653 $ 55,908
Denominator:
Denominator for basic earnings per share--weighted average
  shares......................................................  100,339  103,072  103,604
Effect of dilutive securities:
Employee stock options and awards.............................      698      136       35
                                                               -------- -------- --------
Denominator for dilutive earnings per share...................  101,037  103,208  103,639
                                                               ======== ======== ========
Basic earnings per share...................................... $   0.27 $   0.41 $   0.54
                                                               ======== ======== ========
Diluted earnings per share.................................... $   0.27 $   0.41 $   0.54
                                                               ======== ======== ========

   The effect of the conversion of the operating partnership units and convertible preferred stock is not dilutive and is therefore not included as a dilutive security in the earnings per share computation. The weighted average effect of the conversion of the operating partnership units for the years ended December 31, 2001, 2000 and 1999 was 7,281,835 shares, 7,489,435 shares and
8,180,409 shares, respectively. The weighted average effect of the conversion of the convertible preferred stock for the years ended December 31, 2001, 2000 and 1999 was 12,307,692 shares.

Minority interests in operating partnerships

   Interests in operating partnerships held by limited partners are represented by operating partnership units ("OP Units"). The operating partnerships' income is allocated to holders of OP Units based upon net income available to common shareholders and the weighted average number of OP Units outstanding to total common shares plus OP Units outstanding during the period. Capital contributions, distributions and profits and losses are allocated to minority interests in accordance with the terms of the individual partnership agreements. OP Units can be exchanged for cash or shares of United Dominion's common stock on a one-for-one basis, at the option of United Dominion. OP Units as a percentage of total OP Units and shares outstanding were 6.8% at December 31, 2001 and 2000 and 7.3% at December 31, 1999.

Minority interests in other partnerships

   United Dominion has limited partners in certain real estate partnerships acquired as part of the acquisition of American Apartment Communities II on December 7, 1998. Net income for these partnerships is allocated based on the percentage interest owned by these limited partners in each respective real estate partnership.

Stock based compensation

   United Dominion has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its employee stock options because the alternative fair value accounting provided for under Statement 123, "Accounting for Stock Based Compensation," requires the

                      UNITED DOMINION REALTY TRUST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001

use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of United Dominion's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized.

Impact of recently issued accounting standards

   In August 2001, the FASB issued Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The Statement supercedes Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS No. 121") and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), for segments of a business to be disposed of. SFAS No. 144 retains the requirements of SFAS No. 121 relating to the recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. The Company does not anticipate that SFAS No. 144 will materially change the way it accounts for long-lived assets. This Statement is effective for fiscal years beginning after December 15, 2001. In February 2002, the FASB rescinded Statement 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS No. 4"). The rescission of SFAS No. 4 will be applied in accordance with the guidance of the FASB, but once applied, United Dominion will be required to reclassify prior period items that do not meet the extraordinary classification criteria in APB 30. The Company from time to time incurs such charges and is currently assessing the impact that these statements will have on the consolidated financial position or results of operations of United Dominion.

2.  REAL ESTATE OWNED

   United Dominion operates in 62 markets dispersed throughout 21 states. At December 31, 2001, the Company's largest apartment market was Dallas, Texas, where it owned 6.7% of its apartment homes, based upon carrying value. Excluding Dallas, United Dominion did not own more than 5.9% of its apartment homes in any one market, based upon carrying value.

   The following table summarizes real estate held for investment at December 31, (dollars in thousands):

                                                  2001        2000
                                               ----------  ----------
          Land and land improvements.......... $  695,923  $  668,003
          Buildings and improvements..........  2,945,741   2,902,386
          Furniture, fixtures and equipment...    216,637     188,321
          Construction in progress............        278         264
                                               ----------  ----------
          Real estate held for investment.....  3,858,579   3,758,974
          Accumulated depreciation............   (646,366)   (506,871)
                                               ----------  ----------
          Real estate held for investment, net $3,212,213  $3,252,103
                                               ==========  ==========

                      UNITED DOMINION REALTY TRUST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001


   The following is a summary of real estate held for investment by major market (in order of carrying value and excluding real estate under development) at December 31, 2001 (dollars in thousands):


                        Number of    Initial
                        Apartment  Acquisition  Carrying  Accumulated
                       Communities    Cost       Value    Depreciation Encumbrances
                       ----------- ----------- ---------- ------------ ------------
Dallas, TX............      16     $  221,734  $  255,437   $ 34,449     $ 40,850
Houston, TX...........      22        178,188     227,217     33,007       27,336
Phoenix, AZ...........      12        189,273     225,997     28,374       56,893
Orlando, FL...........      14        167,524     202,676     42,242       89,823
San Antonio, TX.......      12        171,241     190,182     25,794       37,072
Raleigh, NC...........      10        146,686     166,411     34,675       57,754
Tampa, FL.............      10        132,927     151,867     27,829       57,315
Fort Worth, TX........      11        134,671     148,888     23,580       22,786
Columbus, OH..........       6        111,315     148,012     13,661       43,897
San Francisco, CA.....       4        136,504     140,995     10,769       21,423
Charlotte, NC.........      10        109,961     136,303     31,512       12,159
Nashville, TN.........       8         83,987     119,805     20,254           --
Greensboro, NC........       8         85,362     103,703     19,438           --
Monterey Peninsula, CA       9         95,091      97,304      8,394       44,416
Memphis, TN...........       6         88,467      96,909     15,546       27,092
Richmond, VA..........       8         74,856      96,117     30,537       66,657
Southern California...       5         87,442      90,989      8,512       11,627
Wilmington, NC........       6         64,213      89,015     20,305           --
Metropolitan DC.......       5         57,334      74,599     12,813       38,011
Atlanta, GA...........       6         57,669      71,202     16,377       19,113
Baltimore, MD.........       6         58,846      67,102     16,014       29,011
Columbia, SC..........       6         52,795      62,230     17,337        5,000
Jacksonville, FL......       3         44,787      58,329     13,959       23,202
Norfolk, VA...........       6         42,741      54,095     17,879        7,359
Lansing, MI...........       4         50,237      48,668      4,397       24,889
Seattle, WA...........       3         31,953      34,031      3,775       13,311
Other Western.........       6        122,225     127,729     13,159       42,239
Other Florida.........       8         69,719     101,208     20,574           --
Other Southwestern....       9         90,295      98,136     13,479       19,102
Other Midwestern......      10         88,281      93,803      9,149       36,148
Other Pacific.........       7         86,601      87,156      9,578       45,605
Other North Carolina..       8         61,677      74,453     22,659        9,876
Other Mid-Atlantic....       5         37,618      42,397      9,123       12,542
Other Southeastern....       3         28,691      37,428      8,699       19,285
Other Northeastern....       2         14,732      18,119      4,485        5,167
Commercial............                 10,482      12,448      3,657        3,221
Richmond Corporate....                  6,597       7,619        375        3,996
                           ---     ----------  ----------   --------     --------
                           274     $3,292,722  $3,858,579   $646,366     $974,177
                           ===     ==========  ==========   ========     ========

   At December 31, 2001, real estate held for disposition included four parcels of land with an initial acquisition cost of $9.9 million and a carrying value of $8.8 million.

                      UNITED DOMINION REALTY TRUST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001



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

   During the second quarter of 2000, management transferred approximately $197 million of assets from real estate held for disposition to real estate held for investment and, as a result, approximately $10 million in depreciation expense was recognized on the communities transferred in order to reflect depreciation on these properties while they were classified in real estate held for disposition. Furthermore, approximately $5 million of additional depreciation expense was recognized on these assets during 2000 subsequent to their transfer to real estate held for investment. Depreciation expense in 2000 was further inflated by the impact of over $150 million in development completions in late 1999 and 2000 and approximately $200 million in acquisitions and capital improvements in 1999 and 2000.

   For the year ended December 31, 1999, United Dominion recognized $18.3 million in impairment losses on its real estate owned. Through the review and analysis of communities targeted for strategic disposition, an aggregate $14.8 million impairment loss was recognized on assets held for disposition. An impairment loss was indicated as a result of the net book value of the assets held for disposition being greater than the estimated fair market value less the cost of disposal. In addition, United Dominion recorded a $3.5 million impairment loss on three communities acquired in the ASR merger in 1998 which were classified in real estate held for investment. An impairment loss was indicated as the sum of the estimated future cash flows from the assets were deemed to be less than the carrying amounts.

   The following is a reconciliation of the carrying amount of real estate held for investment at December 31, (dollars in thousands):

                                                 2001        2000        1999
                                              ----------  ----------  ----------
Balance at beginning of year................. $3,758,974  $3,577,848  $3,643,245
Real estate acquired.........................     91,093      14,898      75,719
Capital expenditures.........................     58,402      46,299      72,096
Transfers from development...................     51,561      68,025     116,787
Transfers (to) from held for disposition, net    (98,663)     58,068    (326,499)
Impairment loss on real estate...............     (2,788)         --      (3,500)
Disposal of fully depreciated assets.........         --      (6,164)         --
                                              ----------  ----------  ----------
Balance at end of year....................... $3,858,579  $3,758,974  $3,577,848
                                              ==========  ==========  ==========

                      UNITED DOMINION REALTY TRUST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001


   The following is a reconciliation of accumulated depreciation for real estate held for investment at December 31, (dollars in thousands):

                                               2001      2000      1999
                                             --------  --------  --------
      Balance at beginning of year.......... $506,871  $373,164  $280,663
      Depreciation expense for the year*....  153,113   154,419   122,884
      Transfers to held for disposition, net  (13,618)  (14,548)  (30,383)
      Disposal of fully depreciated assets..       --    (6,164)       --
                                             --------  --------  --------
      Balance at end of year................ $646,366  $506,871  $373,164
                                             ========  ========  ========

* Includes $1,268, $1,425 and $1,157 for 2001, 2000 and 1999, respectively, related to depreciation on non-real estate assets located at the Company's apartment communities, classified as "Other depreciation and amortization" in the Consolidated Statements of Operations.

3.  INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

   At December 31, 2001, United Dominion's investment in an unconsolidated joint venture ("the venture") consisted of a 25% partnership interest in a development joint venture in which the Company is serving as the managing partner. No gain or loss was recognized on the Company's contribution to the development joint venture. The venture was created to develop five apartment communities with a total of 1,438 homes for an aggregate total cost of approximately $101 million. Upon closing of the venture in June 2000, United Dominion contributed the projects in return for its equity interest of approximately $8 million in the venture and was reimbursed for approximately $35 million of development outlays that were incurred prior to closing the joint venture. United Dominion serves as the developer, general contractor and property manager for the venture and recognized fee income for services provided by the Company to the joint venture, to the extent of the outside partner's interest, of approximately $2.6 million and $3.0 million for the years ended December 31, 2001 and 2000, respectively. As of September 2001, construction of all five of the joint venture properties was complete.

   On December 28, 2001, United Dominion purchased three of the five apartment communities for a total aggregate cost of $61.3 million. The three communities purchased were Mandolin, a 308 home community located in Dallas, Texas, Meridian, a 250 home community located in Dallas, Texas and Sierra Canyon, a 236 home community located in Phoenix, Arizona. The Company has the option, but not the obligation, to purchase the remaining two communities for fair value through December 31, 2006. If neither the Company nor the joint venture partner elects to purchase these properties, the joint venture will then dispose of the assets to a third party at the then market price. Although the legal termination date of the joint venture is December 2006, the Company does not anticipate that the venture's useful life will exceed three years.

                      UNITED DOMINION REALTY TRUST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001



   The following is a summary of the financial position of the joint venture as of December 31, (dollars in thousands):

                                                       2001    2000
                                                      ------- -------
           Assets:
           Real estate, net.......................... $44,290 $85,644
           Other assets..............................     930   6,507
                                                      ------- -------
              Total assets........................... $45,220 $92,151
                                                      ======= =======
           Liabilities and partners' equity:
           Mortgage notes payable (a)................ $30,488 $49,785
           Other liabilities.........................   1,720  11,436
           Partners' equity..........................  13,012  30,930
                                                      ------- -------
              Total liabilities and partners' equity. $45,220 $92,151
                                                      ======= =======

   (a) Non-recourse to United Dominion with an interest rate of LIBOR plus 250 basis points and a maturity of December 2003.

   The following is a summary of the operating results of the joint venture as of December 31, (dollars in thousands):

                                                       2001     2000
                                                      -------  ------
          Rental income.............................. $ 9,841  $1,930
          Expenses:
          Depreciation and amortization..............   3,684     268
          Mortgage interest..........................   3,826   1,557
          Operating and other expenses...............   4,260     549
                                                      -------  ------
             Total expenses..........................  11,770   2,374
                                                      -------  ------
          Income before gains on sales of investments  (1,929)   (444)
          Gains on sales of depreciable property.....     913      --
                                                      -------  ------
          Net loss................................... $(1,016) $ (444)
                                                      =======  ======

                      UNITED DOMINION REALTY TRUST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001


4.  SECURED DEBT

   Secured debt, which encumbers $1.6 billion or 41.0% of United Dominion's real estate owned, ($2.3 billion or 59.0% of United Dominion's real estate owned is unencumbered) consists of the following at December 31, 2001 (dollars in thousands):

                                                           Weighted Weighted
                                                           Average  Average   Number of
                                                           Interest Years to Communities
                                     Principal Outstanding   Rate   Maturity Encumbered
                                     --------------------- -------- -------- -----------
                                        2001       2000      2001     2001      2001
                                      --------   --------  -------- -------- -----------
Fixed Rate Debt
Mortgage notes payable (a).......... $450,643   $513,962     7.79%     4.9        67
Tax-exempt secured notes payable....   65,806     79,756     6.73%    12.1         9
Secured credit facilities...........   17,000     17,000     7.04%    12.1        --
                                      --------   --------    ----     ----       ---
   Total fixed rate secured debt....  533,449    610,718     7.64%     6.0        76
Variable Rate Debt
Secured credit facilities...........  405,731    216,960     3.56%    11.6        31
Tax-exempt secured notes payable....   19,915     19,916     1.38%    23.5         3
Mortgage notes payable..............   15,082     18,521     3.71%     6.7         4
                                      --------   --------    ----     ----       ---
   Total variable rate secured debt.  440,728    255,397     3.46%    11.9        38
                                      --------   --------    ----     ----       ---
Total Secured Debt.................. $974,177   $866,115     5.75%     8.7       114
                                      ========   ========    ====     ====       ===

--------
(a) Includes fair value adjustments aggregating $7.9 million in 2001 and $10.2 million in 2000 that were recorded in connection with the assumption of debt associated with two acquisitions consummated in 1998.

Fixed Rate Debt

   Mortgage notes payable.   Fixed rate mortgage notes payable are generally
due in monthly installments of principal and interest and mature at various dates from February 2002 through June 2034 and carry interest rates ranging from 6.66% to 9.58%.

   Tax-exempt secured notes payable.   Fixed rate mortgage notes payable which
secure tax-exempt housing bond issues mature at various dates through November 2025 and carry interest rates ranging from 6.09% to 7.90%. Interest on these notes is generally payable in semi-annual installments.

   Secured credit facilities.   At December 31, 2001, United Dominion's fixed
rate secured credit facilities consisted of $17.0 million of the $422.7 million outstanding under four revolving secured credit facilities with the Federal National Mortgage Association (the "FNMA Credit Facilities"). The FNMA Credit Facilities are for an initial term of five or ten years, bear interest at a floating rate and can be extended for an additional five years at United Dominion's discretion. In order to limit a portion of its interest rate exposure, United Dominion has two interest rate swap agreements associated with the FNMA Credit Facilities. These agreements have an aggregate notional value of $17.0 million under which United Dominion pays a fixed rate of interest and receives a variable rate on the notional amount. The interest rate swap agreements effectively change United Dominion's interest rate exposure on $17.0 million of secured debt from a variable rate to a weighted average fixed rate of 7.04%.

Variable Rate Debt

   Secured credit facilities.   At December 31, 2001, United Dominion's
variable rate secured credit facilities consisted of $405.7 million of the $422.7 million outstanding on the FNMA Credit Facilities. At December 31, 2001, the variable rate FNMA Credit Facilities had a weighted average floating rate of interest of 3.56%.

                      UNITED DOMINION REALTY TRUST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001


   Tax-exempt secured notes payable. Variable rate mortgage notes payable which secure tax-exempt housing bond issues mature at various dates from December 2002 to October 2028. At December 31, 2001, these notes had interest rates ranging from 1.15% to 1.65%. Interest on these notes is generally payable in semi-annual installments.

   Mortgage notes payable. Variable rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from January 2002 through September 2027. At December 31, 2001, these notes had interest rates ranging from 3.33% to 4.52%.

   The aggregate maturities of secured debt for the fifteen years subsequent to December 31, 2001 are as follows (dollars in thousands):

                        Fixed                          Variable
             --------------------------- -------------------------------------
             Mortgage Tax-Exempt Secured Secured  Tax-Exempt Mortgage
     Year     Notes     Bonds     Notes   Notes     Notes     Notes    Total
     ----    -------- ---------- ------- -------- ---------- -------- --------
        2002 $ 47,409  $   833        --           $ 2,200   $ 3,168  $ 53,610
        2003   25,381   13,326        --       --       --       370    39,077
        2004  119,467    9,422        --       --       --       392   129,281
        2005  119,297      875        --       --       --     5,139   125,311
        2006   42,061      935        --       --       --     3,795    46,791
        2007   17,335      632        --       --       --        95    18,062
        2008    2,949    5,455        --       --       --       102     8,506
        2009   25,607      581        --       --       --       108    26,296
        2010   26,598      628        --       --       --       116    27,342
        2011      824      673        -- $138,875       --       123   140,495
        2012      889      725        --       --       --       132     1,746
        2013      960    3,850        --       --       --       141     4,951
        2014    1,036      838   $17,000  183,000       --       150   202,024
        2015    1,119   13,354        --   52,956       --       160    67,589
        2016    2,942      583        --   30,900       --       171    34,596
  Thereafter   16,769   13,096        --       --   17,715       920    48,500
             --------  -------   ------- --------  -------   -------  --------
             $450,643  $65,806   $17,000 $405,731  $19,915   $15,082  $974,177
             ========  =======   ======= ========  =======   =======  ========

   For the years ended December 31, 2001 and 2000, United Dominion recognized $3.5 million ($.03 per share) in extraordinary losses and $831 thousand ($.01 per share) in extraordinary gains related to the write-off of deferred financing costs and prepayment penalties.

                      UNITED DOMINION REALTY TRUST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001


5.  UNSECURED DEBT

   A summary of unsecured debt at December 31, 2001 and 2000 is as follows (dollars in thousands):

                                                                              2001         2000
                                                                          ------------ ------------
Commercial Banks
       Borrowings outstanding under an unsecured credit facility due
         August 2003 (a)................................................. $    230,200 $    244,400
       Borrowings outstanding under an unsecured term loan due May
         2004--2005 (b)..................................................      100,000      100,000
Senior Unsecured Notes--Other
       7.60% Medium-Term Notes due January 2002..........................       46,750       48,750
       7.65% Medium-Term Notes due January 2003 (c)......................       10,000       10,000
       7.22% Medium-Term Notes due February 2003.........................       11,815       11,900
       5.05% City of Portland, OR Bonds due October 2003.................        7,345        7,345
       8.63% Notes due March 2003........................................       78,030       79,030
       7.98% Notes due March 2002-2003 (d)...............................       14,857       22,285
       7.67% Medium-Term Notes due January 2004..........................       53,510       54,000
       7.73% Medium-Term Notes due April 2005............................       22,400       22,400
       7.02% Medium-Term Notes due November 2005.........................       49,760       50,000
       7.95% Medium-Term Notes due July 2006.............................      103,179      107,398
       7.07% Medium-Term Notes due November 2006.........................       25,000       25,000
       7.25% Notes due January 2007......................................      105,020      110,080
       ABAG Tax-Exempt Bonds due August 2008.............................       46,700       46,700
       8.50% Monthly Income Notes due November 2008......................       57,400       57,400
       8.50% Debentures due September 2024 (e)...........................      124,920      125,500
       Other (f).........................................................        3,134        4,027
                                                                          ------------ ------------
                                                                               759,820      781,815
                                                                          ------------ ------------
       Total Unsecured Debt.............................................. $  1,090,020 $  1,126,215
                                                                          ============ ============

--------
(a) As of December 31, 2001 and 2000, United Dominion had eight interest rate swap agreements associated with commercial bank borrowings with an aggregate notional value of $155 million under which United Dominion pays a fixed rate of interest and receives a variable rate of interest on the notional amounts. The interest rate swaps effectively change United Dominion's interest rate exposure on the $155 million of borrowings from a variable rate to a weighted average fixed rate of approximately 6.98%. The weighted average interest rate of the total $230.2 million in commercial borrowings, after giving effect to swap agreements, was 6.1% and 7.5% at December 31, 2001 and 2000, respectively.
(b) As of December 31, 2001, United Dominion had five interest rate swap agreements associated with borrowings under the term loan with an aggregate notional value of $100 million under which United Dominion pays a fixed rate of interest and receives a variable rate of interest on the notional amounts. The interest rate swaps effectively change United Dominion's interest rate exposure on these borrowings from a variable rate to a weighted average fixed rate of approximately 7.53%.
(c) United Dominion has one interest rate swap agreement associated with these unsecured notes with an aggregate notional value of $10 million under which United Dominion pays a fixed rate of interest and receives a variable rate on the notional amount. The interest rate swap agreement effectively changes United Dominion's interest rate exposure on the $10 million from a variable rate to a fixed rate of 7.65%.
(d) Payable annually in three equal principal installments of $7.4 million, one of which was paid in 2001.
(e) Includes an investor put feature which grants a one-time option to redeem the debentures in September 2004.

                      UNITED DOMINION REALTY TRUST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001

(f) Includes $3.0 million and $3.8 million at December 31, 2001 and 2000, respectively, of deferred gains from the termination of interest rate risk management agreements.

   Information concerning short-term bank borrowings is summarized in the table that follows (dollars in thousands):

                                                                     2001      2000      1999
                                                                   --------  --------  --------
Total revolving credit facilities at December 31.................. $375,000  $375,000  $310,000
Borrowings outstanding at December 31.............................  230,200   244,400   277,600
Weighted average daily borrowings during the year.................  248,367   195,128   223,629
Maximum daily borrowings during the year..........................  347,200   308,000   283,000
Weighted average interest rate during the year....................      5.2%      7.3%      5.8%
Weighted average interest rate at December 31.....................      3.2%      7.7%      6.7%
Weighted average interest rate at December 31, after giving effect
  to swap agreements..............................................      6.1%      7.5%      6.8%

   United Dominion has a $375 million three-year unsecured revolving credit facility (the "Bank Credit Facility") which matures August 2003. As of December 31, 2001, $230.2 million was outstanding under the Bank Credit Facility. The Company may borrow at a rate of LIBOR plus 110 basis points for LIBOR-based borrowings under the Bank Credit Facility. In addition, the Company pays a facility fee, which is equal to 0.25% of the commitment. The Bank Credit Facility is subject to customary financial covenants and limitations.

6.  SHAREHOLDERS' EQUITY

Preferred Stock

   The Series B Cumulative Redeemable Preferred Stock (Series B) has no stated par value and a liquidation preference of $25 per share. With no voting rights and no stated maturity, the Series B is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of United Dominion. The Series B is not redeemable prior to May 29, 2007. On or after this date, the Series B may be redeemed for cash at the option of United Dominion, in whole or in part, at a redemption price of $25 per share plus accrued and unpaid dividends. The redemption price is payable solely out of the sales proceeds of other capital stock of United Dominion. All dividends due and payable on the Series B have been accrued or paid as of the end of each fiscal year.

   The Series D Convertible Redeemable Preferred Stock (Series D) has no stated par value and a liquidation preference of $25 per share. The Series D has no voting rights, no stated maturity and is not subject to any sinking fund or mandatory redemption and is convertible into 1.5385 shares of common stock at the option of the holder of the Series D at any time at $16.25 per share. The Company has the right to cause the holder of the Series D to convert the Series D to common shares at $16.25 based on twenty trading days at or above $17.06 for the life of the security (the "Option Shares"). The Company has the right to purchase 2 million shares of the Option Shares in accordance with a predetermined schedule, provided that the volume weighted average price of the Company's common shares is $16.25 for a twenty day trading period. The repurchase price payable will be computed in accordance with the table below, expressed as a percentage of the liquidation preference, determined by the period in which the Option Shares repurchase date occurs, together with all accrued and unpaid dividends to and including the repurchase date:

                      UNITED DOMINION REALTY TRUST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001


                   Option Share Repurchase
                  Date Occurs During Period:       Repurchase Price
                  --------------------------       ----------------
             January 1, 2002 to  June 30, 2002          102.0%
             July 1, 2002    to  December 31, 2002      101.5%
             January 1, 2003 to  June 30, 2003          101.0%
             July 1, 2003    to  December 6, 2003       100.5%

   After December 7, 2003, United Dominion may, at its option, redeem at any time all or part of the Series D at a price per share of $25, payable in cash, plus all accrued and unpaid dividends, provided that the current market price of the common stock at least equals the conversion price, initially set at $16.25 per share. The redemption is payable solely out of the sale proceeds of other capital stock. In addition, United Dominion may not redeem in any consecutive twelve-month period a number of shares of Series D having an aggregate liquidation preference of more than $100 million.

   On June 15, 2001, the Company completed the redemption of all of its outstanding 9.25% Series A Cumulative Redeemable Preferred Stock at $25 per share plus accrued dividends.

Officers' Stock Purchase and Loan Plan

   Under the Officer Stock Purchase and Loan Plan (the "Loan Plan"), certain officers have purchased common stock at the then current market price with financing provided by United Dominion at an interest rate of 7%. The underlying notes, totaling $4.3 million, mature between December 2002 and October 2005. A total of 602,000 shares have been issued and 813,000 shares are available for future issuance under the Loan Plan.

Dividend Reinvestment and Stock Purchase Plan

   United Dominion's Dividend Reinvestment and Stock Purchase Plan (the "Stock Purchase Plan") allows common and preferred shareholders the opportunity to purchase, through the reinvestment of cash dividends, additional shares of United Dominion's common stock. As of December 31, 2001, 9,437,717 shares of common stock had been issued under the Stock Purchase Plan. Shares in the amount of 4,562,283 were reserved for further issuance under the Stock Purchase Plan at December 31, 2001. During 2001, 332,243 shares were issued under the Stock Purchase Plan for a total consideration of approximately $4.4 million.

Restricted Stock Awards

   United Dominion's 1999 Long-Term Incentive Plan ("LTIP") authorizes the granting of restricted stock awards to employees, officers and directors of United Dominion. The total restricted stock awards under the LTIP may not exceed 15% of the total number of available shares, or 600,000. Deferred compensation expense is recorded over the vesting period and is based upon the value of the common stock on the date of issuance. As of December 31, 2001, 244,103 shares of restricted stock have been issued under the LTIP.

Shareholder Rights Plan

   United Dominion's 1998 Shareholder Rights Plan is intended to protect long-term interests of shareholders in the event of an unsolicited, coercive, or unfair attempt to take over the Company. The plan authorized a dividend of one Preferred Share Purchase Right (the "Rights) on each share of common stock outstanding. Each Right, which is not currently exercisable, will entitle the holder to purchase 1/1,000 of a share of a new series of

                      UNITED DOMINION REALTY TRUST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001

the Company's preferred stock, to be designated as Series C Junior Participating Cumulative Preferred Stock, at a price to be determined upon the occurrence of the event, and for which the holder must be paid $45 should the take over occur. Under the Plan, the rights will be exercisable if a person or group acquires more than 15% of United Dominion's common stock, or announces a tender offer that would result in the ownership of 15% of the Company's common stock.

7.  FINANCIAL INSTRUMENTS

   The following estimated fair values of financial instruments were determined by United Dominion using available market information and appropriate valuation methodologies. Considerable judgement is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts United Dominion would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts and estimated fair value of United Dominion's financial instruments at December 31, 2001 and 2000, are summarized as follows (dollars in thousands):

                                         2001                   2000
                                ---------------------  ---------------------
                                 Carrying    Fair       Carrying    Fair
                                  Amount     Value       Amount     Value
                                ---------- ----------  ---------- ----------
  Secured debt................. $  974,177 $1,013,136  $  866,115 $  887,430
  Unsecured debt...............  1,090,020  1,109,380   1,126,215  1,130,100
  Interest rate swap agreements         --    (14,931)         --     (3,847)

   The following methods and assumptions were used by United Dominion in estimating the fair values set forth above.

Cash and cash equivalents

   The carrying amount of cash and cash equivalents approximates fair value.

Secured and unsecured debt

   Estimated fair value is based on mortgage rates, tax-exempt bond rates and corporate unsecured debt rates believed to be available to United Dominion for the issuance of debt with similar terms and remaining lives. The carrying amount of United Dominion's variable rate secured debt approximates fair value at December 31, 2001 and 2000. The carrying amounts of United Dominion's borrowings under variable rate unsecured debt arrangements, short-term revolving credit agreements and lines of credit approximate their fair values at December 31, 2001 and 2000.

                      UNITED DOMINION REALTY TRUST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001


Derivative financial instruments

   The following table presents the fair values of the Company's derivative financial instruments outstanding, based on external market quotations, as of December 31, 2001 (dollars in thousands):

              Notional       Fixed Type of  Effective Contract  Fair
               Amount        Rate  Contract   Date    Maturity  Value
        -------------------- ----- -------- --------- -------- --------
        Secured Debt:
        FNMA
                 $  7,000    6.78%   Swap   06/30/99  06/30/04 $   (396)
                   10,000    7.22%   Swap   12/01/99  04/01/04     (626)
        -------------------- -----                             --------
                   17,000    7.04%                               (1,022)

        Unsecured Debt:
        Bank Credit Facility
                    5,000    7.32%   Swap   06/26/95  07/01/04     (315)
                   10,000    7.14%   Swap   10/18/95  10/03/02     (386)
                    5,000    6.98%   Swap   11/21/95  10/03/02     (185)
                   25,000    7.39%   Swap   11/01/00  08/01/03   (1,461)
                   25,000    7.39%   Swap   11/01/00  08/01/03   (1,461)
                   25,000    7.21%   Swap   12/01/00  08/01/03   (1,330)
                   25,000    7.21%   Swap   12/04/00  08/01/03   (1,330)
                   35,000    5.98%   Swap   03/13/01  04/01/03   (1,100)
        -------------------- -----                             --------
                  155,000    6.98%                               (7,568)

        Bank Term Loan
                   25,000    7.49%   Swap   11/15/00  05/15/03   (1,295)
                   20,000    7.49%   Swap   11/15/00  05/15/03   (1,037)
                   23,500    7.62%   Swap   11/15/00  05/15/04   (1,568)
                   23,000    7.62%   Swap   11/15/00  05/15/04   (1,535)
                    8,500    7.26%   Swap   12/04/00  05/15/03     (426)
        -------------------- -----                             --------
                  100,000    7.53%                               (5,861)

        Medium-Term Notes
                   10,000    7.65%   Swap   01/26/99  01/27/03     (480)
        --------------------                                   --------
                 $282,000                                      $(14,931)
        ====================                                   ========

   For the year ended December 31, 2001, the Company recognized $11.0 million of unrealized losses in accumulated other comprehensive income, a $60.0 thousand loss in net income related to the ineffective portion of the Company's hedging instruments and a $3.8 million loss as a cumulative effect of a change in accounting principle. In addition, United Dominion recognized $14.9 million of derivative financial instrument liabilities on the Consolidated Balance Sheet.

   As of December 31, 2001, United Dominion expects to reclassify $9.4 million of net losses on derivative instruments from accumulated other comprehensive income to earnings (interest expense) during the next twelve months on the related hedged transactions.

Risk of counterparty non-performance

   United Dominion has not obtained collateral or other security to support financial instruments. In the event of non-performance by the counterparty, United Dominion's credit loss on its derivative instruments is limited to the value of the derivative instruments that are favorable to United Dominion at December 31, 2001, of which the

                      UNITED DOMINION REALTY TRUST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001

Company has none. However, such non-performance is not anticipated as the counterparties are highly rated credit quality U.S. financial institutions and management believes that the likelihood of realizing material losses from counterparty non-performance is remote.

8.  EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

   The United Dominion Realty Trust, Inc. Profit Sharing Plan (the "Plan") is a defined contribution plan covering all eligible full-time employees. Under the Plan, United Dominion makes discretionary profit sharing and matching contributions to the Plan as determined by the Compensation Committee of the Board of Directors. Aggregate provisions for contributions, both matching and discretionary, which are included in United Dominion's Consolidated Statements of Operations for the three years ended December 31, 2001, 2000 and 1999 were $0.7 million, $1.3 million and $2.2 million, respectively.

Stock Option Plan

   In May 2001, the shareholders of United Dominion approved the 1999 Long-Term Incentive Plan (the "LTIP"), which supersedes the Company's 1985 Stock Option Plan. With the approval of the LTIP, no additional grants will be made under the 1985 Stock Option Plan. The LTIP authorizes the granting of awards which may take the form of options to purchase shares of common stock, stock appreciation rights, restricted stock, dividend equivalents, other stock-based awards, any other right or interest relating to common stock or cash. The Board of Directors reserved 4 million shares for issuance upon the grant or exercise of awards under the LTIP. Of the 4 million shares reserved, 3.4 million shares are for stock-based awards, such as stock options, with the remaining 600,000 shares reserved for restricted stock awards. The LTIP generally provides, among other things, that options are granted at exercise prices not lower than the market value of the shares on the date of grant and that options granted must be exercised within ten years. The maximum number of shares of stock that may be issued subject to incentive stock options is 10 million shares. Shares under options that expire or are cancelable are available for subsequent grant.

   Pro forma information regarding net income and earnings per share is required by Statement 123 "Accounting for Stock Based Compensation" ("SFAS No. 123"), and has been determined as if United Dominion had accounted for its employee stock options under the fair value method of accounting as defined in SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999:

                                                 2001   2000   1999
                                                 -----  -----  -----
          Risk free interest rate...............   3.2%   5.2%   6.7%
          Dividend yield........................   9.1%   7.2%   6.9%
          Volatility factor..................... 0.171  0.164  0.144
          Weighted average expected life (years)     3      7      9

   The weighted average fair value of options granted during 2001, 2000 and 1999 was $0.46, $0.65 and $0.76 per option, respectively.

                      UNITED DOMINION REALTY TRUST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001


   For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. United Dominion's pro forma information is as follows (dollars in thousands, except per share amounts):

                                                   2001    2000    1999
                                                  ------- ------- -------
      Net income available to common shareholders
         As reported............................. $27,142 $42,653 $55,908
         Pro forma...............................  26,693  41,705  54,847

      Earnings per common share--diluted
         As reported............................. $  0.27 $  0.41 $  0.54
         Pro forma...............................    0.26    0.40    0.53

   A summary of United Dominion's stock option activity during the three years ended December 31, 2001 is provided in the following table:

                                  Number    Weighted Average    Range of
                                Outstanding  Exercise Price  Exercise Prices
                                ----------- ---------------- ---------------
    Balance, December 31, 1998.  3,359,013       $12.89      $7.44 - $15.38
    Granted....................  1,192,333        10.02        9.63 - 11.19
    Exercised..................    (46,998)        9.87        9.19 - 10.25
    Forfeited..................   (288,756)       13.46       10.88 - 15.38
                                ----------       ------      --------------
    Balance, December 31, 1999.  4,215,592       $12.09      $9.19 - $15.38
    Granted....................    653,300         9.91        9.88 - 10.75
    Exercised..................    (11,584)        9.19                9.19
    Forfeited..................   (364,363)       12.95        9.63 - 15.25
                                ----------       ------      --------------
    Balance, December 31, 2000.  4,492,945       $11.71      $9.19 - $15.38
    Granted....................  1,289,484        11.96       10.81 - 14.20
    Exercised..................   (356,408)       11.02        9.19 - 14.25
    Forfeited.................. (1,200,802)       11.52        9.63 - 15.38
                                ----------       ------      --------------
    Balance, December 31, 2001.  4,225,219       $11.90      $9.63 - $15.38
                                ==========       ======      ==============
    Exercisable at December 31,
    1999.......................  2,042,505       $13.28        $9.19-$15.38
    2000.......................  2,692,997        12.35          9.19-15.38
    2001.......................  1,968,265        12.38          9.63-15.38

   The weighted average remaining contractual life on all options outstanding is 9 years. 1,032,002 of share options had exercise prices between $13.50 and $15.38, 1,509,272 of share options had exercise prices between $11.15 and $13.13 and 1,683,945 of share options had exercise prices between $9.63 and $10.94.

   At December 31, 2001, stock-based awards for 3,278,500 shares of common stock were available for future grants under the 1999 LTIP's existing authorization and no option shares were available for future grants under the 1985 Stock Option Plan. At December 31, 2000 and 1999, options for 3,684,595 and 4,028,539 shares of common stock, respectively, were available for future grants under the 1985 Stock Option Plan.

                      UNITED DOMINION REALTY TRUST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001


9.  RESTRUCTURING CHARGES

   During the first quarter of 2001, United Dominion announced the appointment of a new chief executive officer and senior management structure. The new management team began a comprehensive review of the organizational structure of the Company and its operations. As a result of this review, the Company recorded a charge of $5.4 million related to workforce reductions and other miscellaneous costs. These charges are included in the Consolidated Statements of Operations within the line item "Severance costs and other organizational charges." All charges came under consideration subsequent to the appointment of the Company's new CEO in February 2001 and were approved by management and the Board of Directors in March 2001. All of the $5.4 million charge was paid during 2001.

   The planned workforce reductions resulted in a charge of $4.5 million during the first quarter of 2001 and in the planned termination of approximately 200 full-time equivalent positions, or 10% of total staffing in corporate functions, including senior management and general and administrative functions, and in apartment operations. Employee termination benefits included severance packages and related benefits and outplacement services for employees terminated. As of December 31, 2001, approximately 230 employees have been terminated.

   In connection with senior management's review of the Company during the first quarter, United Dominion also recognized $0.4 million related to relocation costs associated with the new executive offices in Denver and $0.5 million related to other miscellaneous costs.

10.  COMMITMENTS AND CONTINGENCIES

Land and Other Leases

   United Dominion is party to several ground leases relating to operating communities. In addition, United Dominion is party to various other operating leases related to the operation of its regional offices. Future minimum lease payments for non-cancelable land and other leases at December 31, 2001 are as follows (dollars in thousands):

                               2002...... $ 1,792
                               2003......   1,594
                               2004......   1,530
                               2005......   1,386
                               2006......   1,210
                               Thereafter  24,128
                                          -------
                                  Total.. $31,640
                                          =======

   United Dominion incurred $2.3 million, $2.6 million and $2.8 million, of rent expense for the years ended December 31, 2001, 2000 and 1999, respectively.

Contingencies

   In May 2001, the shareholders of United Dominion approved the Out-Performance Program (the "Program") pursuant to which executives and other key officers of the Company were given the opportunity to invest in the Company by purchasing performance shares ("Out-Performance Partnership Shares" or "OPPSs") of the Operating Partnership for an initial investment of $1.27 million. To begin the Program, the Company's performance will be measured over a 28 month period beginning February 2001. The Program is designed to provide participants with the possibility of substantial returns on their investment if the Company's total return,

                      UNITED DOMINION REALTY TRUST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001

defined as dividend income plus share price appreciation, on its common stock during the measurement period exceeds the greater of industry average (defined as the total cumulative return of the Morgan Stanley REIT Index over the same period) or a 30% total return (12% annualized) (the "minimum return"). At the conclusion of the measurement period, if United Dominion's total return satisfies these criteria, the holders of the OPPSs will receive distributions and allocations of income and loss from the Operating Partnership equal to the distributions and allocations that would be received on the number of interests in the Operating Partnership ("OP Units") obtained by: (i) determining the amount by which the cumulative total return of the Company's common stock over the measurement period exceeds the greater of the cumulative total return of the peer group index (the Morgan Stanley REIT Index) or the minimum return (such being the "excess return"); (ii) multiplying 4% of the excess return by the Company's market capitalization (defined as the average number of shares outstanding over the 28 month period multiplied by the daily closing price of the Company's common stock); and (iii) dividing the number obtained in (ii) by the market value of one share of the Company common stock on the valuation date, as the weighted average price per day of the common stock for the 20 trading days immediately preceding the valuation date. If, on the valuation date, the cumulative total return of United Dominion's common stock does not meet the minimum return or the total return of the peer group and there is no excess return, then the holders of the OPPSs will forfeit their entire initial investment of $1.27 million. The OPPSs, unlike United Dominion's other OP Units, are not convertible into common stock except upon a change of control of the Company. Accordingly, the contingently issuable OPPSs are not included in common stock and common stock equivalents in the calculation of earnings per share. Based upon results through December 31, 2001, 370,718 OPPSs would have been issued. However, since the ultimate determination of OPPSs to be issued will not occur until June 2003, and the number of OPPSs is determinable only upon future events, the financial statements do not reflect any additional impact for these events.

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

Commitments

   United Dominion is committed to completing its real estate currently under development, which has an estimated cost to complete of $6.7 million at December 31, 2001.

11.  INDUSTRY SEGMENTS

   United Dominion owns and operates multifamily apartment communities throughout the United States that generate rental and other property related income through the leasing of apartment units to a diverse base of tenants. United Dominion separately evaluates the performance of each of its apartment communities. However, because each of the apartment communities have similar economic characteristics, facilities, services and tenants, the apartment communities have been aggregated into a single apartment communities segment. All segment disclosure is included in or can be derived from United Dominion's consolidated financial statements.

   There are no tenants that contributed 10% or more of United Dominion's total revenues during 2001, 2000 or 1999.

                      UNITED DOMINION REALTY TRUST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001



12.  UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA

   Summarized consolidated quarterly financial data for the year ended December 31, 2001 is as follows (dollars in thousands, except per share amounts):

                                                            Three Months Ended
                                             ------------------------------------------------
                                             March 31(a) June 30  September 30 December 31(b)
                                             ----------- -------- ------------ --------------
Rental income (c)...........................  $155,369   $153,570   $153,814      $155,837
Income before gains on sales of investments,
 minority interests and extraordinary item..     2,577     13,731     14,590        13,845
Gains on the sales of investments...........     4,102     20,646         --            --
Net income available to common shareholders.    (3,308)    20,136      6,778         3,536

Earnings per common share:
Basic.......................................  $  (0.03)  $   0.20   $   0.07      $   0.04
Diluted.....................................     (0.03)      0.20       0.07          0.04

--------
(a) The first quarter of 2001 includes $8.6 million of non-recurring charges related to workforce reductions, other severance costs, executive relocation costs and the write-down of land and the Company's investment in an online apartment leasing company.
(b) The fourth quarter of 2001 includes a $2.2 million charge related to the write-down of the Company's investment in a web-based property management and leasing system.
(c) Rental income for the first and second quarters are restated to include water sub-metering reimbursements previously classified as a reduction in rental expense.

   Summarized consolidated quarterly financial data for the year ended December 31, 2000 is as follows (dollars in thousands, except per share amounts):

                                                            Three Months Ended
                                             -------------------------------------------------
                                             March 31 June 30 (a) September 30 (b) December 31
                                             -------- ----------- ---------------- -----------
Rental income (c)........................... $156,401  $157,402       $157,041      $155,750
Income before gains on sales of investments,
 minority interests and extraordinary item..   17,120     7,617         10,199        13,784
Gains on the sales of investments...........    2,533     5,928         11,261        11,728
Net income available to common shareholders.    9,172     6,233         11,161        16,087

Earnings per common share:
Basic....................................... $   0.09  $   0.06       $   0.11      $   0.16
Diluted.....................................     0.09      0.06           0.11          0.16

--------
(a) The second quarter of 2000 includes $9.9 million of catch-up depreciation expense related to the transfer of properties from real estate held for disposition to real estate held for investment.
(b) The third quarter of 2000 includes a $2.7 million charge related to water usage billing litigation and a $1.0 million charge for changes to executive employment agreements.
(c) Rental income has been restated to include water sub-metering reimbursements previously classified as a reduction in rental expense.

Schedule III
Summary of Real Estate Owned
(in thousands)

                                                                              Improvements          Gross Amount at
                                              Initial Costs                    Capitalized  Which Carried at Close of Period
                                        -------------------------    Total    Subsequent to --------------------------------
                                          Land and    Buildings     Initial    Acquisition    Land and           Buildings
                                            Land         and      Acquisition    (Net of        Land                and
                           Encumbrances Improvements Improvements  Costs(a)    Disposals)   Improvements        Improvements
                           ------------ ------------ ------------ ----------- ------------- ------------        ------------
Woodtrail.................   $    --      $ 1,543      $  5,457    $  7,000      $ 2,337      $ 1,752             $  7,585
Park Trails...............        --        1,145         4,105       5,250          848        1,212                4,887
Green Oaks................        --        5,314        19,626      24,940        2,767        5,821               21,886
Sky Hawk..................        --        2,298         7,158       9,456        1,935        2,712                8,679
South Grand At Pecan Grove        --        4,058        14,756      18,814        4,306        4,819               18,301
Breakers..................        --        1,527         5,298       6,825        2,142        1,885                7,083
Braesridge................        --        3,048        10,962      14,010        1,837        3,378               12,469
Skylar Pointe.............        --        3,604        11,592      15,197        4,018        3,706               15,509
Stone Canyon..............        --          900            --         900        9,447        1,289                9,058
Briar Park................     1,352          329         2,794       3,123          172          346                2,949
Chelsea Park..............     3,141        1,991         5,788       7,779        1,929        2,412                7,296
Clear Lake Falls..........     2,973        1,090         4,534       5,624         (163)       1,127                4,335
Country Club Place........     3,379          499         6,520       7,019          911          646                7,284
Arbor Ridge...............     3,635        1,689         6,684       8,373          296        2,043                6,626
London Park...............     4,370        2,018         6,667       8,686        1,687        2,434                7,939
Marymont..................        --        1,151         4,155       5,306          716        1,164                4,858
Nantucket Square..........     2,619        1,068         4,833       5,901         (530)       1,075                4,297
Riverway..................     1,144          523         2,828       3,352          194          551                2,995
Riviera Pines.............     3,162        1,414         6,454       7,868          923        1,439                7,352
The Gallery...............     1,561          769         3,358       4,127          226          791                3,562
Towne Lake................        --        1,334         5,309       6,643        1,243        1,576                6,310
The Legend at Park 10.....        --        1,995            --       1,995       11,786        3,895                9,885
HOUSTON, TX...............    27,336       39,307       138,881     178,188       49,029       46,073              181,144

Preston Oaks..............        --        1,784         6,416       8,200          719        1,926                6,993
Preston Trace.............        --        2,196         8,305      10,500          915        2,385                9,029
Rock Creek................        --        4,077        15,823      19,900        4,463        4,577               19,786
Windridge.................        --        3,414        14,027      17,442        2,957        4,037               16,362
Catalina..................        --        1,543         5,632       7,175          794        1,654                6,314
Wimbledon Court...........        --        1,809        10,930      12,739        2,174        2,828               12,086
Lakeridge.................        --        1,631         5,669       7,300        1,042        1,813                6,529
Summergate................        --        1,171         3,929       5,100          835        1,399                4,536
Oak Forest................    23,540        5,631        23,294      28,925       10,503        6,368               33,059
Oaks Of Lewisville........    12,265        3,727        13,563      17,290        3,624        4,501               16,414
Kelly Crossing............        --        2,497         9,156      11,653        1,567        2,981               10,239
Highlands Of Preston......        --        2,151         8,168      10,319        1,745        2,472                9,591
The Summit................        --        1,932         9,041      10,973        1,283        2,319                9,938
Springfield...............     5,045        3,075         6,823       9,898        1,082        3,266                7,714
Meridian I................        --        2,160        18,523      20,683           --        2,160               18,523
Mandolin I................        --        2,663        20,975      23,638           --        2,663               20,975
DALLAS, TX................    40,850       41,460       180,274     221,734       33,704       47,349              208,089



                             Total   Accumulated
                           Carrying  Depreciation   Date of      Date
                           Value (b)     (c)      Construction Acquired
                           --------- ------------ ------------ --------
Woodtrail................. $  9,337    $ 2,069         1978    12/31/96
Park Trails...............    6,098      1,087         1983    12/31/96
Green Oaks................   27,707      4,227         1985    06/25/97
Sky Hawk..................   11,391      2,000         1984    05/08/97
South Grand At Pecan Grove   23,120      3,526         1985    09/26/97
Breakers..................    8,968      1,532         1985    09/26/97
Braesridge................   15,847      2,403         1982    09/26/97
Skylar Pointe.............   19,215      3,132         1979    11/20/97
Stone Canyon..............   10,347        920         1998    12/17/97
Briar Park................    3,295        411         1987    03/27/98
Chelsea Park..............    9,708      1,247         1983    03/27/98
Clear Lake Falls..........    5,462        645         1980    03/27/98
Country Club Place........    7,929      1,162         1985    03/27/98
Arbor Ridge...............    8,669      1,222         1983    03/27/98
London Park...............   10,373      1,448         1983    03/27/98
Marymont..................    6,022        699         1983    03/27/98
Nantucket Square..........    5,371        586         1983    03/27/98
Riverway..................    3,546        514         1985    03/27/98
Riviera Pines.............    8,791        910         1979    03/27/98
The Gallery...............    4,353        431         1968    03/27/98
Towne Lake................    7,886      1,157         1984    03/27/98
The Legend at Park 10.....   13,781      1,679         1998    05/19/98
HOUSTON, TX...............  227,217     33,007

Preston Oaks..............    8,919      1,438         1980    12/31/96
Preston Trace.............   11,415      1,773         1984    12/31/96
Rock Creek................   24,363      4,248         1979    12/31/96
Windridge.................   20,399      3,577         1980    12/31/96
Catalina..................    7,969      1,300         1982    12/31/96
Wimbledon Court...........   14,914      2,328         1983    12/31/96
Lakeridge.................    8,342      1,443         1984    12/31/96
Summergate................    5,935      1,000         1984    12/31/96
Oak Forest................   39,428      6,832      1996/98    12/31/96
Oaks Of Lewisville........   20,914      3,832         1983    03/27/97
Kelly Crossing............   13,220      2,045         1984    06/18/97
Highlands Of Preston......   12,063      1,633         1985    03/27/98
The Summit................   12,257      1,624         1983    03/27/98
Springfield...............   10,980      1,353         1985    03/27/98
Meridian I................   20,683         23         2000    12/28/01
Mandolin I................   23,638         --         2001    12/28/01
DALLAS, TX................  255,437     34,449

Schedule III
Summary of Real Estate Owned
(in thousands)

                                                                         Improvements    Gross Amount at Which
                                        Initial Costs                    Capitalized   Carried at Close of Period
                                  -------------------------    Total      Subsequent   --------------------------
                                    Land and    Buildings     Initial   to Acquisition   Land and     Buildings     Total
                                      Land         and      Acquisition      (Net          Land          and      Carrying
                     Encumbrances Improvements Improvements  Costs(a)   of Disposals)  Improvements  Improvements Value (b)
                     ------------ ------------ ------------ ----------- -------------- ------------  ------------ ---------
Fisherman's Village.   $    --      $ 2,387      $  7,459    $  9,846      $ 3,472       $ 3,116       $ 10,202   $ 13,318
Seabrook............        --        1,846         4,155       6,001        2,749         2,256          6,494      8,750
Dover Village.......        --        2,895         6,456       9,351        3,693         3,365          9,678     13,044
Lakeside North......    12,440        1,533        11,076      12,609        4,691         2,238         15,061     17,299
Regatta Shore.......        --          757         6,607       7,364        2,666         1,505          8,525     10,030
Alafaya Woods.......     8,725        1,653         9,042      10,695        2,181         2,106         10,770     12,876
Vinyards............     8,640        1,840        11,572      13,412        2,975         2,416         13,971     16,387
Andover Place.......    13,320        3,692         7,757      11,449        3,163         4,501         10,111     14,612
Los Altos...........    12,199        2,804        12,348      15,152        2,734         3,315         14,571     17,886
Lotus Landing.......        --        2,185         8,639      10,823        1,949         2,405         10,367     12,773
Seville On The Green        --        1,283         6,498       7,781        1,849         1,455          8,174      9,629
Arbors @ Lee Vista..    13,383        3,976        16,920      20,896        1,718         4,372         18,242     22,614
Heron Lake..........     6,171        1,447         9,288      10,734        1,025         1,615         10,144     11,760
Ashton @ Waterford..    14,945        3,872        17,538      21,410          289         3,892         17,807     21,699
ORLANDO, FL.........    89,823       32,168       135,356     167,524       35,152        38,558        164,118    202,676

Paradise Falls......        --        1,623         6,171       7,794        2,942         1,832          8,903     10,735
Vista Point.........        --        1,587         5,613       7,200        1,409         1,717          6,891      8,609
Sierra Palms........        --        4,639        17,361      22,000          515         4,745         17,770     22,515
Northpark Village...        --        1,519        13,537      15,056        1,706         1,832         14,930     16,762
Stonegate...........     3,603          735         7,940       8,675          767           905          8,536      9,442
Finisterra..........        --        1,274        26,392      27,666          542         1,339         26,869     28,208
La Privada..........    15,336        7,303        18,508      25,811        1,915         7,841         19,885     27,726
Terracina...........    22,413        3,757        34,781      38,538        6,395         4,550         40,383     44,933
Woodland Park.......        --        3,017         6,706       9,723          985         3,224          7,484     10,709
Sierra Foothills....    12,691        2,728            --       2,728       18,869         4,840         16,757     21,597
Tower Apartments....     2,850        3,333         5,975       9,309          679         3,713          6,274      9,988
Sierra Canyon.......        --        1,810        12,964      14,773           --         1,810         12,964     14,773
PHOENIX, AZ.........    56,893       33,326       155,947     189,273       36,724        38,350        187,647    225,997

Promontory Pointe...        --        7,548        28,052      35,600        2,689         7,824         30,465     38,289
The Bluffs..........        --        1,901         6,899       8,800        1,470         2,098          8,172     10,270
Ashley Oaks.........        --        4,591        16,809      21,400          812         4,725         17,486     22,212
Sunflower...........        --        2,209         7,891      10,100          750         2,341          8,509     10,850
Escalante...........     3,816        2,702        24,033      26,735        2,183         2,776         26,143     28,919
Cimarron City.......     3,062          488         4,535       5,023        1,122           585          5,560      6,145
Kenton..............     7,187        2,345         8,917      11,262        1,835         2,458         10,640     13,097
Peppermill..........     4,221          773         6,873       7,647        2,329           939          9,036      9,976
Sunset Canyon.......     8,655        3,201        10,670      13,871        3,984         3,598         14,258     17,855
Audubon.............     4,499          771         6,124       6,895        2,262         1,025          8,133      9,157
Grand Cypress.......     5,631          749         8,609       9,359          993           816          9,536     10,352
Inn @ Los Patios....        --        3,005        11,545      14,550       (1,489)        3,005         10,055     13,061
SAN ANTONIO, TX.....    37,072       30,284       140,957     171,241       18,940        32,190        157,992    190,182



                     Accumulated
                     Depreciation   Date of           Date
                         (c)      Construction      Acquired
                     ------------ ------------ -------------------
Fisherman's Village.   $ 3,363       1984                 12/29/95
Seabrook............     2,420       1984                 02/20/96
Dover Village.......     3,999       1981                 03/31/93
Lakeside North......     4,700       1984                 04/14/94
Regatta Shore.......     3,122       1988                 06/30/94
Alafaya Woods.......     3,509      1988/90               10/21/94
Vinyards............     4,445      1984/86               10/31/94
Andover Place.......     3,233       1988      09/29/95 & 09/30/96
Los Altos...........     3,285       1990                 10/31/96
Lotus Landing.......     1,917       1985                 07/01/97
Seville On The Green     1,538       1986                 10/21/97
Arbors @ Lee Vista..     2,910       1991                 12/31/97
Heron Lake..........     1,581       1989                 03/27/98
Ashton @ Waterford..     2,219       2000                 05/28/98
ORLANDO, FL.........    42,242

Paradise Falls......     1,764       1986                 12/31/96
Vista Point.........     1,512       1986                 12/31/96
Sierra Palms........     3,241       1996                 12/31/96
Northpark Village...     2,517       1983                 03/27/98
Stonegate...........     1,365       1978                 03/27/98
Finisterra..........     3,601       1997                 03/27/98
La Privada..........     3,002       1987                 03/27/98
Terracina...........     6,272       1984                 05/28/98
Woodland Park.......     1,405       1979                 06/09/98
Sierra Foothills....     2,927       1998                 02/18/98
Tower Apartments....       769       1980                 01/18/01
Sierra Canyon.......        --       2001                 12/28/01
PHOENIX, AZ.........    28,374

Promontory Pointe...     5,970       1997                 12/31/96
The Bluffs..........     2,091       1978                 12/31/96
Ashley Oaks.........     3,175       1993                 12/31/96
Sunflower...........     1,738       1980                 12/31/96
Escalante...........     2,287     1986/2000              04/16/98
Cimarron City.......       774       1983                 04/16/98
Kenton..............     1,600       1983                 04/16/98
Peppermill..........     1,504       1984                 04/16/98
Sunset Canyon.......     2,640       1984                 04/16/98
Audubon.............     1,522       1985                 04/16/98
Grand Cypress.......     1,338       1995                 04/16/98
Inn @ Los Patios....     1,153       1990                 08/15/98
SAN ANTONIO, TX.....    25,794

Schedule III
Summary of Real Estate Owned
(in thousands)

                                                                         Improvements    Gross Amount at Which
                                        Initial Costs                    Capitalized   Carried at Close of Period
                                  -------------------------    Total      Subsequent   --------------------------  Total
                                    Land and    Buildings     Initial   to Acquisition   Land and     Buildings   Carrying
                          Encum-      Land         and      Acquisition    (Net of         Land          and       Value
                          brances Improvements Improvements  Costs(a)     Disposals    Improvements  Improvements   (b)
                          ------- ------------ ------------ ----------- -------------- ------------  ------------ --------
Bay Cove................. $    --   $ 2,929      $  6,578    $  9,507      $ 3,247       $ 3,288       $  9,466   $ 12,754
Summit West..............      --     2,177         4,710       6,886        2,485         2,458          6,914      9,371
Pinebrook................      --     1,780         2,458       4,239        3,010         2,004          5,245      7,249
Lakewood Place...........  10,300     1,395        10,647      12,042        1,406         1,628         11,820     13,448
Hunters Ridge............  10,232     2,462        10,942      13,404        1,510         2,965         11,949     14,914
Bay Meadow...............      --     2,893         9,254      12,146        2,598         3,437         11,307     14,744
Cambridge................      --     1,791         7,166       8,957        1,477         2,090          8,344     10,434
Laurel Oaks..............      --     1,362         6,542       7,904        1,234         1,539          7,599      9,138
Parker's Landing.........  30,465    10,178        37,869      48,047        1,361         9,272         40,136     49,408
Sugar Mill Creek.........   6,319     2,242         7,553       9,794          613         2,385          8,022     10,407
TAMPA, FL................  57,315    29,207       103,719     132,927       18,941        31,065        120,802    151,867

Autumnwood...............      --     2,412         8,688      11,100        1,245         2,723          9,622     12,345
Cobblestone..............      --     2,925        10,528      13,453        2,990         3,154         13,289     16,443
Pavillion................      --     4,428        19,033      23,461        1,584         4,750         20,296     25,045
Oak Park.................  16,236     3,966        22,228      26,194          (16)        5,509         20,669     26,178
Southern Oaks............      --     1,565         5,335       6,900          839         1,621          6,117      7,739
Hunter's Ridge...........      --     1,613         5,837       7,450          866         1,822          6,494      8,316
Parc Plaza...............      --     1,684         5,279       6,963        1,476         2,136          6,303      8,439
Summit Ridge.............      --     1,726         6,308       8,034        1,497         2,198          7,333      9,531
Greenwood Creek..........   4,645     1,958         8,551      10,509        1,577         2,298          9,788     12,086
Derby Park...............      52     3,121        11,765      14,886        1,232         3,750         12,368     16,118
Aspen Court..............   1,852       777         4,945       5,722          926         1,094          5,554      6,648
FORT WORTH, TX...........  22,786    26,175       108,496     134,671       14,217        31,056        117,832    148,888

2000 Post Street.........      --     9,861        44,578      54,438          634         9,919         45,154     55,073
Birch Creek..............   7,653     4,365        16,696      21,061        1,326         4,607         17,780     22,387
Highlands Of Marin.......      --     5,996        24,868      30,864          904         6,078         25,690     31,768
Marina Playa.............  13,770     6,224        23,916      30,141        1,627         6,455         25,313     31,768
SAN FRANCISCO, CA........  21,423    26,446       110,058     136,504        4,491        27,059        113,936    140,995

Dominion On Spring Forest      --     1,258         8,586       9,844        3,528         1,710         11,662     13,372
Dominion Park Green......      --       500         4,322       4,822        1,567           701          5,688      6,389
Dominion On Lake Lynn....  16,250     3,622        12,405      16,027        3,296         4,136         15,188     19,324
Dominion Courtney Place..      --     1,115         5,119       6,234        2,958         1,442          7,750      9,192
Dominion Walnut Ridge....   9,515     1,791        11,969      13,760        2,217         2,171         13,806     15,977
Dominion Walnut Creek....  17,050     3,170        21,717      24,888        3,319         3,720         24,487     28,207
Dominion Ramsgate........      --       908         6,819       7,727          882         1,030          7,578      8,608
Copper Mill..............      --     1,548        16,067      17,615          974         1,813         16,775     18,589
Trinity Park.............  14,939     4,580        17,576      22,155          983         4,620         18,518     23,138
Meadows at Kildaire......      --     2,846        20,768      23,614           --         6,863         16,752     23,614
RALEIGH, NC..............  57,754    21,337       125,349     146,686       19,725        28,207        138,204    166,411



                          Accumulated
                          Depreciation   Date of      Date
                              (c)      Construction Acquired
                          ------------ ------------ --------
Bay Cove.................   $ 3,992         1972    12/16/92
Summit West..............     2,997         1972    12/16/92
Pinebrook................     2,665         1977    09/28/93
Lakewood Place...........     3,498         1986    03/10/94
Hunters Ridge............     3,286         1992    06/30/95
Bay Meadow...............     2,637         1985    12/09/96
Cambridge................     1,755         1985    06/06/97
Laurel Oaks..............     1,553         1986    07/01/97
Parker's Landing.........     4,478         1991    12/07/98
Sugar Mill Creek.........       966         1988    12/07/98
TAMPA, FL................    27,829

Autumnwood...............     1,999         1984    12/31/96
Cobblestone..............     2,667         1984    12/31/96
Pavillion................     3,828         1979    12/31/96
Oak Park.................     4,652      1982/98    12/31/96
Southern Oaks............     1,344         1982    12/31/96
Hunter's Ridge...........     1,413         1992    12/31/96
Parc Plaza...............     1,410         1986    10/30/97
Summit Ridge.............     1,456         1983    03/27/98
Greenwood Creek..........     1,624         1984    03/27/98
Derby Park...............     2,229         1984    03/27/98
Aspen Court..............       958         1986    03/27/98
FORT WORTH, TX...........    23,580

2000 Post Street.........     3,780         1987    12/07/98
Birch Creek..............     1,839         1968    12/07/98
Highlands Of Marin.......     2,452         1991    12/07/98
Marina Playa.............     2,697         1971    12/07/98
SAN FRANCISCO, CA........    10,769

Dominion On Spring Forest     5,482      1978/81    05/21/91
Dominion Park Green......     2,454         1987    09/27/91
Dominion On Lake Lynn....     4,324         1986    12/01/92
Dominion Courtney Place..     2,789      1979/81    07/08/93
Dominion Walnut Ridge....     4,163      1982/84    03/04/94
Dominion Walnut Creek....     6,933      1985/86    05/17/94
Dominion Ramsgate........     1,625         1988    08/15/96
Copper Mill..............     3,090         1997    12/31/96
Trinity Park.............     3,333         1987    02/28/97
Meadows at Kildaire......       482         2000    05/25/00
RALEIGH, NC..............    34,675

Schedule III
Summary of Real Estate Owned
(in thousands)

                                                                          Improvements    Gross Amount at Which
                                         Initial Costs                    Capitalized   Carried at Close of Period
                                   -------------------------    Total      Subsequent   --------------------------
                                     Land and    Buildings     Initial   to Acquisition   Land and     Buildings     Total
                           Encum-      Land         and      Acquisition    (Net of         Land          and      Carrying
                           brances Improvements Improvements  Costs(a)     Disposals    Improvements  Improvements Value (b)
                           ------- ------------ ------------ ----------- -------------- ------------  ------------ ---------

Dominion Olde West........ $    --   $ 1,965      $ 12,204    $ 14,169      $ 1,950       $ 2,380       $ 13,738   $ 16,119
Dominion Creekwood........      --        --            --          --        1,052            49          1,003      1,052
Dominion Laurel Springs...      --       464         3,120       3,584        1,139           633          4,090      4,723
Dominion English Hills....  20,044     1,979        11,524      13,503        5,129         2,806         15,827     18,633
Dominion Gayton Crossing..  10,400       826         5,148       5,974        6,302         1,165         11,111     12,276
Dominion West End.........  16,493     2,059        15,049      17,108        2,697         2,647         17,159     19,806
Courthouse Green..........   8,085       732         4,702       5,434        2,202         1,079          6,557      7,636
Waterside At Ironbridge...  11,635     1,844        13,239      15,082          791         1,972         13,901     15,873
RICHMOND, VA..............  66,657     9,870        64,986      74,856       21,262        12,731         83,386     96,117

Boronda Manor.............   5,101     1,946         8,982      10,928          246         1,966          9,208     11,174
Garden Court..............   2,382       888         4,188       5,076          142           892          4,326      5,218
Harding Park Townhomes....   1,215       549         2,051       2,601           61           559          2,103      2,662
Cambridge Court...........   7,501     3,039        12,883      15,922          511         3,096         13,337     16,433
Laurel Tree...............   2,993     1,304         5,115       6,419          138         1,314          5,244      6,558
Pine Grove................   3,313     1,383         5,784       7,167           92         1,388          5,871      7,259
The Pointe At Harden Ranch  14,081     6,388        23,854      30,242          607         6,412         24,437     30,849
The Pointe At Northridge..   4,718     2,044         8,028      10,072          263         2,060          8,274     10,335
The Pointe At Westlake....   3,111     1,329         5,334       6,663          153         1,331          5,485      6,816
MONTEREY PENINSULA, CA....  44,416    18,870        76,220      95,091        2,213        19,020         78,285     97,304

Sycamore Ridge............      --     4,068        15,433      19,501        1,016         4,215         16,302     20,517
Heritage Green............      --     2,990        11,392      14,382        9,318         3,098         20,602     23,700
Alexander Court...........      --     1,573            --       1,573       21,413         6,190         16,797     22,986
Governour's Square........  28,730     7,513        28,695      36,208        2,571         7,763         31,015     38,778
Hickory Creek.............      --     3,421        13,539      16,961          826         3,492         14,295     17,787
Britton Woods.............  15,168     3,477        19,213      22,690        1,553         3,979         20,264     24,243
COLUMBUS, OH..............  43,897    23,042        88,272     111,315       36,697        28,736        119,276    148,012

The Highlands.............      --       321         2,830       3,152        2,707           693          5,165      5,858
Emerald Bay...............      --       626         4,723       5,349        3,614         1,207          7,756      8,963
Dominion Peppertree.......      --     1,546         7,699       9,245        1,652         1,860          9,038     10,898
Dominion Crown Point......      --     2,122        22,339      24,461        2,098         3,893         22,665     26,558
Dominion Harris Pond......      --       887         6,728       7,615        1,349         1,228          7,736      8,964
Dominion Mallard Creek....      --       699         6,488       7,187          702           777          7,112      7,889
Chateau Village...........      --     1,047         6,980       8,026        2,322         1,432          8,916     10,348
Dominion At Sharon........      --       667         4,856       5,523        1,021           903          5,641      6,545
Providence Court..........      --        --        22,048      22,048        9,526         7,489         24,085     31,574
Stoney Pointe.............  12,159     1,500        15,856      17,355        1,352         1,754         16,953     18,707
CHARLOTTE, NC.............  12,159     9,415       100,546     109,961       26,342        21,236        115,068    136,303



                           Accumulated
                           Depreciation   Date of       Date
                               (c)      Construction  Acquired
                           ------------ ------------ ----------
                                          1978/82/   12/31/84 &
Dominion Olde West........   $ 6,449      84/85/87     08/27/91
Dominion Creekwood........       147          1984     08/27/91
Dominion Laurel Springs...     1,833          1972     09/06/91
Dominion English Hills....     6,986       1969/76     12/06/91
Dominion Gayton Crossing..     5,113          1973     09/28/95
Dominion West End.........     4,375          1989     12/28/95
Courthouse Green..........     3,433       1974/78     12/31/84
Waterside At Ironbridge...     2,202          1987     09/30/97
RICHMOND, VA..............    30,537

Boronda Manor.............       948          1979     12/07/98
Garden Court..............       460          1973     12/07/98
Harding Park Townhomes....       222          1984     12/07/98
Cambridge Court...........     1,493          1974     12/07/98
Laurel Tree...............       597          1977     12/07/98
Pine Grove................       582          1963     12/07/98
The Pointe At Harden Ranch     2,601          1986     12/07/98
The Pointe At Northridge..       895          1979     12/07/98
The Pointe At Westlake....       596          1975     12/07/98
MONTEREY PENINSULA, CA....     8,394

Sycamore Ridge............     2,168          1997     07/02/98
Heritage Green............     2,693          1998     07/02/98
Alexander Court...........     2,329          1999     07/02/98
Governour's Square........     3,592          1967     12/07/98
Hickory Creek.............     1,694          1988     12/07/98
Britton Woods.............     1,185          1991     04/20/01
COLUMBUS, OH..............    13,661

The Highlands.............     3,539          1970     01/17/84
Emerald Bay...............     4,087          1972     02/06/90
Dominion Peppertree.......     3,092          1987     12/14/93
Dominion Crown Point......     4,713     1987/2000     07/01/94
Dominion Harris Pond......     2,261          1987     07/01/94
Dominion Mallard Creek....     1,923          1989     08/16/94
Chateau Village...........     2,458          1974     08/15/96
Dominion At Sharon........     1,321          1984     08/15/96
Providence Court..........     4,884          1997     09/30/97
Stoney Pointe.............     3,235          1991     02/28/97
CHARLOTTE, NC.............    31,512

Schedule III
Summary of Real Estate Owned
(in thousands)

                                                                          Improvements    Gross Amount at Which
                                          Initial Costs                    Capitalized  Carried at Close of Period
                                    -------------------------    Total    Subsequent to --------------------------
                                      Land and    Buildings     Initial    Acquisition    Land and     Buildings     Total
                                        Land         and      Acquisition    (Net of        Land          and      Carrying
                       Encumbrances Improvements Improvements  Costs (a)   Disposals)   Improvements  Improvements Value (b)
                       ------------ ------------ ------------ ----------- ------------- ------------  ------------ ---------
Legacy Hill...........   $    --      $ 1,148      $ 5,868      $ 7,015      $ 2,872      $ 1,431       $  8,457   $  9,887
Hickory Run...........        --        1,469       11,584       13,053        1,872        1,726         13,198     14,924
Carrington Hills......        --        2,117           --        2,117       24,643        3,718         23,043     26,761
Brookridge............        --          708        5,461        6,169        1,277          928          6,518      7,445
Club At Hickory Hollow        --        2,140       15,231       17,371        2,045        2,697         16,719     19,416
Breckenridge..........        --          766        7,714        8,480          860          980          8,359      9,340
Williamsburg..........        --        1,376       10,931       12,307        1,627        1,641         12,293     13,934
Colonnade.............        --        1,460       16,015       17,475          622        1,609         16,488     18,097
NASHVILLE, TN.........        --       11,183       72,804       83,987       35,818       14,729        105,076    119,805

Pine Avenue...........    11,627        2,158        8,888       11,046          262        2,168          9,140     11,308
The Grand Resort......        --        8,884       35,707       44,591          808        8,946         36,453     45,399
Grand Terrace.........        --        2,144        6,595        8,739        1,182        2,226          7,695      9,921
Windward Point........        --        1,768        7,118        8,886          316        1,804          7,398      9,202
Rancho Vallecitos.....        --        3,303       10,877       14,180          980        3,393         11,767     15,160
SOUTHERN CALIFORNIA...    11,627       18,258       69,184       87,442        3,547       18,537         72,452     90,989

Beechwood.............        --        1,409        6,087        7,496        1,041        1,665          6,872      8,537
Steeplechase..........        --        3,208       11,514       14,722       12,397        3,871         23,248     27,119
Northwinds............        --        1,558       11,736       13,293        1,075        1,743         12,625     14,368
Deerwood Crossings....        --        1,540        7,989        9,529        1,202        1,671          9,060     10,731
Dutch Village.........        --        1,198        4,826        6,024          739        1,282          5,481      6,763
Lake Brandt...........        --        1,547       13,489       15,036          861        1,809         14,089     15,898
Park Forest...........        --          680        5,770        6,450          602          864          6,188      7,052
Deep River Pointe.....        --        1,671       11,140       12,811          423        1,804         11,430     13,234
GREENSBORO, NC........        --       12,810       72,552       85,362       18,341       14,709         88,994    103,703

Dominion Middle Ridge.    14,198        3,311       13,283       16,595        1,061        3,423         14,232     17,655
Dominion Lake Ridge...     9,142        2,366        8,386       10,753        1,085        2,511          9,326     11,837
Knolls At Newgate.....        --        1,726        3,530        5,256        1,717        1,846          5,126      6,972
Greens At Falls Run...        --        2,731        5,300        8,031          860        2,877          6,014      8,891
Manor At England Run..    14,671        3,195       13,505       16,700       12,544        4,821         24,423     29,244
METROPOLITAN DC.......    38,011       13,329       44,005       57,334       17,266       15,478         59,121     74,599

Cape Harbor...........        --        1,892       18,113       20,005        1,039        2,254         18,790     21,043
Mill Creek............        --        1,404        4,489        5,894       13,497        1,911         17,480     19,391
The Creek.............        --          418        2,506        2,924        1,737          489          4,172      4,661
Forest Hills..........        --        1,028        5,420        6,448        2,066        1,202          7,313      8,514
Clear Run.............        --          875        8,741        9,615        5,370        1,281         13,705     14,986
Crosswinds............        --        1,096       18,230       19,326        1,094        1,210         19,210     20,420
WILMINGTON, NC........        --        6,713       57,500       64,213       24,802        8,346         80,669     89,015



                       Accumulated
                       Depreciation   Date of      Date
                           (c)      Construction Acquired
                       ------------ ------------ --------
Legacy Hill...........   $ 2,681          1977   11/06/95
Hickory Run...........     3,223          1989   12/29/95
Carrington Hills......     3,520          1999   12/06/95
Brookridge............     1,795          1986   03/28/96
Club At Hickory Hollow     3,468          1987   02/21/97
Breckenridge..........     1,623          1986   03/27/97
Williamsburg..........     2,021          1986   05/20/98
Colonnade.............     1,923          1998   01/07/99
NASHVILLE, TN.........    20,254

Pine Avenue...........       935          1987   12/07/98
The Grand Resort......     4,082          1971   12/07/98
Grand Terrace.........       783          1986   06/30/99
Windward Point........       773          1983   12/07/98
Rancho Vallecitos.....     1,938          1988   10/13/99
SOUTHERN CALIFORNIA...     8,512

Beechwood.............     2,318          1985   12/22/93
Steeplechase..........     4,377       1990/97   03/07/96
Northwinds............     2,725       1989/97   08/15/96
Deerwood Crossings....     2,258          1973   08/15/96
Dutch Village.........     1,438          1970   08/15/96
Lake Brandt...........     3,112          1995   08/15/96
Park Forest...........     1,266          1987   09/26/96
Deep River Pointe.....     1,944          1997   10/01/97
GREENSBORO, NC........    19,438

Dominion Middle Ridge.     3,002          1990   06/25/96
Dominion Lake Ridge...     2,180          1987   02/23/96
Knolls At Newgate.....     1,872          1972   07/01/94
Greens At Falls Run...     1,584          1989   05/04/95
Manor At England Run..     4,175     1990/2000   05/04/95
METROPOLITAN DC.......    12,813

Cape Harbor...........     4,070          1996   08/15/96
Mill Creek............     4,058       1986/98   09/30/91
The Creek.............     1,945          1973   06/30/92
Forest Hills..........     2,857       1964/69   06/30/92
Clear Run.............     3,690       1987/89   07/22/94
Crosswinds............     3,684          1990   02/28/97
WILMINGTON, NC........    20,305

Schedule III
Summary of Real Estate Owned
(in thousands)

                                                                                   Improvements    Gross Amount at Which
                                                   Initial Costs                    Capitalized  Carried at Close of Period
                                             -------------------------    Total    Subsequent to --------------------------
                                               Land and    Buildings     Initial    Acquisition    Land and     Buildings
                                                 Land         and      Acquisition    (Net of        Land          and
                                Encumbrances Improvements Improvements  Costs(a)     Disposals   Improvements  Improvements
                                ------------ ------------ ------------ ----------- ------------- ------------  ------------
Gatewater Landing..............   $    --      $ 2,078      $ 6,085      $ 8,163      $ 1,296      $ 2,182       $ 7,277
Dominion Kings Place...........     4,430        1,565        7,007        8,572          914        1,653         7,832
Dominion At Eden Brook.........     7,565        2,361        9,384       11,745        1,338        2,465        10,618
Dominion Great Oaks............    11,446        2,919        9,100       12,019        3,483        4,278        11,224
Dominion Constant Freindship...        --          903        4,669        5,572          767        1,043         5,296
Lakeside Mill..................     5,570        2,666       10,109       12,775          458        2,674        10,560
BALTIMORE, MD..................    29,011       12,493       46,353       58,846        8,256       14,297        52,806

Stanford Village...............        --          885        2,808        3,692        1,347        1,182         3,858
Griffin Crossing...............        --        1,510        7,544        9,054        1,671        1,869         8,857
Gwinnett Square................     8,851        1,924        7,376        9,301        1,730        2,200         8,831
Dunwoody Pointe................     5,465        2,763        6,903        9,666        4,500        3,324        10,842
Riverwood......................     4,797        2,986       11,088       14,074        3,807        3,429        14,452
Waterford Place................        --        1,579       10,303       11,882          478        1,649        10,711
ATLANTA, GA....................    19,113       11,647       46,022       57,669       13,533       13,652        57,550

Briar Club.....................        --        1,214        6,929        8,143        2,290        1,564         8,869
Hunters Trace..................        --          888        6,677        7,565        1,555        1,186         7,934
Cinnamon Trails................        --        1,887        7,645        9,531           30        2,089         7,473
The Trails at Mt. Moriah.......    17,147        5,931       22,095       28,026        2,899        6,477        24,447
The Trails at Kirby Parkway....     9,945        4,457       12,300       16,757          825        4,650        12,932
Dogwood Creek..................        --        2,772       15,674       18,446          842        2,986        16,302
MEMPHIS, TN....................    27,092       17,149       71,319       88,467        8,441       18,951        77,957

Forest Lake At Oyster Point....        --          780        8,862        9,642        1,960        1,167        10,435
Woodscape......................        --          799        7,210        8,008        2,486        1,800         8,694
Eastwind.......................        --          155        5,317        5,472        1,343          378         6,436
Dominion Waterside At Lynnhaven        --        1,824        4,107        5,931        1,261        2,033         5,158
Heather Lake...................        --          617        3,401        4,017        3,562        1,016         6,564
Dominion Yorkshire Downs.......     7,359        1,089        8,582        9,671          742        1,250         9,163
NORFOLK, VA....................     7,359        5,263       37,477       42,741       11,354        7,644        46,451

Gable Hill.....................        --          825        5,307        6,132        1,511        1,189         6,455
St. Andrews Commons............        --        1,429        9,371       10,800        1,762        1,877        10,685
Forestbrook....................     5,000          396        2,902        3,298        1,925          654         4,569
Waterford......................        --          958        6,948        7,906        1,526        1,264         8,167
Hampton Greene.................        --        1,363       10,118       11,481        1,458        1,895        11,045
Rivergate......................        --        1,123       12,056       13,178        1,252        1,437        12,993
COLUMBIA, SC...................     5,000        6,093       46,703       52,795        9,435        8,316        53,913


                                 Total
                                Carrying Accumulated
                                 Value   Depreciation   Date of      Date
                                  (b)        (c)      Construction Acquired
                                -------- ------------ ------------ --------
Gatewater Landing.............. $ 9,459    $ 2,729         1970    12/16/92
Dominion Kings Place...........   9,485      2,595         1983    12/29/92
Dominion At Eden Brook.........  13,083      3,529         1984    12/29/92
Dominion Great Oaks............  15,502      4,010         1974    07/01/94
Dominion Constant Freindship...   6,339      1,426         1990    05/04/95
Lakeside Mill..................  13,233      1,725         1989    12/10/99
BALTIMORE, MD..................  67,102     16,014

Stanford Village...............   5,040      2,088         1985    09/26/89
Griffin Crossing...............  10,725      2,798      1987/89    06/08/94
Gwinnett Square................  11,030      2,379         1985    03/29/95
Dunwoody Pointe................  14,167      3,562         1980    10/24/95
Riverwood......................  17,880      4,067         1980    06/26/96
Waterford Place................  12,360      1,482         1985    04/15/98
ATLANTA, GA....................  71,202     16,377

Briar Club.....................  10,433      2,754         1987    10/14/94
Hunters Trace..................   9,120      2,412         1986    10/14/94
Cinnamon Trails................   9,561      1,272         1989    01/09/98
The Trails at Mt. Moriah.......  30,924      4,379         1990    01/09/98
The Trails at Kirby Parkway....  17,582      2,022         1990    01/09/98
Dogwood Creek..................  19,287      2,707         1997    02/06/98
MEMPHIS, TN....................  96,909     15,546

Forest Lake At Oyster Point....  11,602      2,938         1986    08/15/95
Woodscape......................  10,494      4,416      1974/76    12/29/87
Eastwind.......................   6,814      2,863         1970    04/04/88
Dominion Waterside At Lynnhaven   7,191      1,442         1966    08/15/96
Heather Lake...................   7,580      4,728      1972/74    03/01/80
Dominion Yorkshire Downs.......  10,413      1,492         1987    12/23/97
NORFOLK, VA....................  54,095     17,879

Gable Hill.....................   7,643      2,900         1985    12/04/89
St. Andrews Commons............  12,562      3,788         1986    05/20/93
Forestbrook....................   5,223      2,176         1974    07/01/93
Waterford......................   9,432      2,527         1985    07/01/94
Hampton Greene.................  12,940      3,202         1990    08/19/94
Rivergate......................  14,430      2,744         1989    08/15/96
COLUMBIA, SC...................  62,230     17,337

Schedule III
Summary of Real Estate Owned
(in thousands)

                                                                                       Improvements    Gross Amount at Which
                                                       Initial Costs                    Capitalized  Carried at Close of Period
                                                 -------------------------    Total    Subsequent to --------------------------
                                                   Land and    Buildings     Initial    Acquisition    Land and     Buildings
                                                     Land         and      Acquisition    (Net of        Land          and
                                    Encumbrances Improvements Improvements  Costs(a)     Disposals   Improvements  Improvements
                                    ------------ ------------ ------------ ----------- ------------- ------------  ------------
2900 Place.........................   $    --      $ 1,819      $ 5,593     $  7,412      $   264      $ 1,823       $  5,853
Brandywine Creek...................    11,999        4,666       17,514       22,180       (2,417)       4,748         15,015
Lakewood...........................     3,171        1,113        3,878        4,991          231        1,231          3,991
Nemoke Trail.......................     9,719        3,431       12,223       15,654          353        3,495         12,512
LANSING, MI........................    24,889       11,029       39,208       50,237       (1,569)      11,298         37,370

Greentree..........................    12,455        1,634       11,227       12,861        3,938        2,343         14,456
Westland...........................    10,747        1,835       14,865       16,699        3,846        2,668         17,877
Antlers............................        --        4,034       11,193       15,227        5,758        4,903         16,082
JACKSONVILLE, FL...................    23,202        7,503       37,285       44,787       13,542        9,914         48,415

Arbor Terrace......................     4,124        1,453       11,995       13,448          571        1,482         12,537
Crowne Pointe......................     4,765        2,486        6,437        8,924        1,065        2,520          7,469
Hilltop............................     4,422        2,174        7,408        9,582          441        2,313          7,710
SEATTLE, WA........................    13,311        6,114       25,840       31,953        2,077        6,315         27,716

Sunset Point, Las Vegas, NV........        --        4,295       15,705       20,000        1,301        4,450         16,851
Greensview, Aurora, CO.............        --        2,974       12,490       15,464          617        2,452         13,629
Mountain View, Aurora, CO..........        --        6,402       21,569       27,971        1,473        6,350         23,095
Foothills Tennis Village,
 Roseville, CA.....................    11,339        3,618       14,542       18,160          516        3,709         14,966
Woodlake Village, Sacramento, CA...    30,900        6,772       26,967       33,739        1,339        6,981         28,097
Silk Oak, Fresno, CA...............        --        2,325        4,566        6,891          259        2,368          4,782
OTHER WESTERN......................    42,239       26,385       95,839      122,225        5,504       26,310        101,419

Mallards Of Wedgewood, Lakeland, FL        --          959        6,865        7,824        1,746        1,252          8,318
Brantley Pines, Ft. Myers, FL......        --        1,893        8,248       10,141        4,982          835         14,287
Santa Barbara, Naples, FL..........        --        1,134        8,020        9,154        1,728        1,740          9,142
Ashlar, Ft. Myers, FL..............        --        3,952       11,718       15,670       16,489        7,592         24,567
The Groves, Port Orange, FL........        --          790        4,767        5,557        1,779        1,444          5,892
Lakeside, Port Orange, FL..........        --        2,404        6,420        8,824        1,345        2,585          7,585
Mallards Of Brandywine, Deland, FL.        --          766        5,408        6,174        1,177          990          6,361
LakePointe, Melbourne, FL..........        --        1,434        4,940        6,375        2,244        1,778          6,841
OTHER FLORIDA......................        --       13,333       56,385       69,719       31,490       18,216         82,992

Lancaster Commons, Salem, OR.......     6,268        2,485        7,451        9,936          387        2,507          7,816
Tualatin Heights, Tualatin, OR.....     8,608        3,273        9,134       12,407          711        3,370          9,748
University Park, Portland, OR......        --        3,007        8,191       11,199          361        3,020          8,540
Evergreen Park, Vancouver, WA......     5,174        3,878        9,973       13,851          643        3,915         10,579
Aspen Creek, Puyallup, WA..........     6,832        1,178        9,116       10,294          260        1,264          9,290
Beaumont, Tacoma, WA...............     9,817        2,339       12,559       14,898          446        2,389         12,955
Campus Commons, Pullman, WA........     8,907        1,143       12,873       14,016       (2,254)       1,224         10,538
OTHER PACIFIC......................    45,605       17,304       69,298       86,601          555       17,688         69,468


                                     Total
                                    Carrying Accumulated
                                     Value   Depreciation   Date of      Date
                                      (b)        (c)      Construction Acquired
                                    -------- ------------ ------------ --------
2900 Place......................... $  7,676   $   621        1966     12/07/98
Brandywine Creek...................   19,763     1,821        1974     12/07/98
Lakewood...........................    5,222       502        1974     12/07/98
Nemoke Trail.......................   16,007     1,453        1978     12/07/98
LANSING, MI........................   48,668     4,397

Greentree..........................   16,799     4,554        1986     07/22/94
Westland...........................   20,546     4,737        1990     05/09/96
Antlers............................   20,985     4,668        1985     05/28/96
JACKSONVILLE, FL...................   58,329    13,959

Arbor Terrace......................   14,019     1,903        1996     03/27/98
Crowne Pointe......................    9,989       968        1987     12/07/98
Hilltop............................   10,023       905        1985     12/07/98
SEATTLE, WA........................   34,031     3,775

Sunset Point, Las Vegas, NV........   21,301     3,113        1990     12/31/96
Greensview, Aurora, CO.............   16,081     1,610        1987     12/07/98
Mountain View, Aurora, CO..........   29,445     2,756        1973     12/07/98
Foothills Tennis Village,
 Roseville, CA.....................   18,675     1,596        1988     12/07/98
Woodlake Village, Sacramento, CA...   35,078     3,209        1979     12/07/98
Silk Oak, Fresno, CA...............    7,150       875        1985     12/07/98
OTHER WESTERN......................  127,729    13,159

Mallards Of Wedgewood, Lakeland, FL    9,570     2,378        1985     07/27/95
Brantley Pines, Ft. Myers, FL......   15,122     4,983        1986     08/11/94
Santa Barbara, Naples, FL..........   10,882     2,920        1987     09/01/94
Ashlar, Ft. Myers, FL..............   32,159     2,797     1999/ 2000  12/24/97
The Groves, Port Orange, FL........    7,336     1,891        1989     12/13/95
Lakeside, Port Orange, FL..........   10,169     1,537        1985     07/01/97
Mallards Of Brandywine, Deland, FL.    7,351     1,369        1985     07/01/97
LakePointe, Melbourne, FL..........    8,619     2,699        1984     09/24/93
OTHER FLORIDA......................  101,208    20,574

Lancaster Commons, Salem, OR.......   10,323     1,020        1992     12/07/98
Tualatin Heights, Tualatin, OR.....   13,118     1,269        1989     12/07/98
University Park, Portland, OR......   11,560       997        1987     03/27/98
Evergreen Park, Vancouver, WA......   14,494     1,460        1988     03/27/98
Aspen Creek, Puyallup, WA..........   10,554     1,038        1996     12/07/98
Beaumont, Tacoma, WA...............   15,344     1,881        1996     06/14/00
Campus Commons, Pullman, WA........   11,763     1,913        1972     03/27/98
OTHER PACIFIC......................   87,156     9,578

Schedule III
Summary of Real Estate Owned
(in thousands)

                                                                                            Improvements
                                                            Initial Costs                    Capitalized
                                                      -------------------------    Total    Subsequent to
                                                        Land and    Buildings     Initial    Acquisition
                                                          Land         and      Acquisition    (Net of
                                         Encumbrances Improvements Improvements  Costs(a)     Disposals
                                         ------------ ------------ ------------ ----------- -------------
Washing Park, Centerville, OH...........   $    --      $ 2,012      $ 7,565      $ 9,577      $ 1,030
Fountainhead, Dayton, OH................     1,485          391        1,420        1,811          134
Jamestown Of Toledo, Toledo, OH.........     5,764        1,800        7,054        8,854          640
Sunset Village, Flint, MI...............        --          797        1,829        2,626          199
American Heritage, Waterford, MI........     3,097        1,021        3,958        4,979          122
Ashton Pines, Waterford, MI.............        --        1,822        8,014        9,836          498
Kings Gate, Sterling Heights, MI........     3,767        1,181        4,828        6,009          196
Lancaster Lake, Clarkston, MI...........    11,957        4,238       14,663       18,901          793
International Village, Speedway, IN.....    10,078        3,934       11,479       15,413        1,185
Regency Park South, Indianapolis, IN....        --        2,643        7,632       10,275          725
OTHER MIDWESTERN........................    36,148       19,839       68,442       88,281        5,522

Colony Village, New Bern, NC............        --          346        3,037        3,383        1,968
Brynn Marr, Jacksonville, NC............        --          433        3,822        4,254        2,589
Liberty Crossing, Jacksonville, NC......        --          840        3,873        4,713        2,898
Bramblewood, Goldsboro, NC..............        --          402        3,151        3,552        1,556
Cumberland Trace, Fayetteville, NC......        --          632        7,896        8,528          835
Village At Cliffdale, Fayetteville, NC..     9,876          941       15,498       16,440        1,196
Morganton Place, Fayetteville, NC.......        --          819       13,217       14,036          616
Woodberry, Asheville, NC................        --          389        6,381        6,770        1,118
OTHER NORTH CAROLINA....................     9,876        4,802       56,874       61,677       12,776

Pecan Grove, Austin, TX.................        --        1,407        5,293        6,700          470
Anderson Mill, Austin, TX...............     9,765        3,135       11,170       14,305        3,232
Red Stone Ranch, Cedar Park, TX.........        --        1,897       17,526       19,422           --
Turtle Creek, Little Rock, AR...........        --        1,913        7,087        9,000          995
Shadow Lake, Little Rock, AR............        --        2,524        8,976       11,500        1,433
Desert Springs, Tuscan, AZ..............     4,382        1,118        7,094        8,213          685
Posada Del Rio, Tuscan, AZ..............        --          844        4,288        5,132         (329)
Alvarado, Albuquerque, NM...............        --        1,930        5,970        7,900          700
Dorado Heights, Albuquerque, NM.........     4,955        1,568        6,555        8,123          654
OTHER SOUTHWESTERN......................    19,102       16,335       73,960       90,295        7,841

Greens At Hollymead, Charlottesville, VA        --          965        5,250        6,215          679
Brittingham Square, Salisbury, MD.......        --          650        4,962        5,612          666
Greens At Schumaker Pond, Salisbury, MD.        --          710        6,118        6,827          927
Greens At Cross Court, Easton, MD.......        --        1,182        4,544        5,726        1,052
Greens At Hilton Run, Lexington Park, MD    12,542        2,754       10,483       13,237        1,454
OTHER MID-ATLANTIC......................    12,542        6,262       31,357       37,618        4,778

                                           Gross Amount at Which
                                         Carried at Close of Period
                                         --------------------------  Total
                                           Land and     Buildings   Carrying Accumulated
                                             Land          and       Value   Depreciation   Date of      Date
                                         Improvements  Improvements   (b)        (c)      Construction Acquired
                                         ------------  ------------ -------- ------------ ------------ --------
Washing Park, Centerville, OH...........   $ 2,115       $ 8,491    $10,607    $ 1,162         1998    12/07/98
Fountainhead, Dayton, OH................       391         1,555      1,945        201         1966    12/07/98
Jamestown Of Toledo, Toledo, OH.........     1,892         7,603      9,494        919         1965    12/07/98
Sunset Village, Flint, MI...............       814         2,011      2,825        350         1940    12/07/98
American Heritage, Waterford, MI........     1,031         4,070      5,101        476         1968    12/07/98
Ashton Pines, Waterford, MI.............     1,846         8,489     10,334        889         1987    12/07/98
Kings Gate, Sterling Heights, MI........     1,218         4,987      6,205        551         1973    12/07/98
Lancaster Lake, Clarkston, MI...........     4,316        15,378     19,693      1,724         1988    12/07/98
International Village, Speedway, IN.....     3,999        12,599     16,598      1,754         1968    12/07/98
Regency Park South, Indianapolis, IN....     2,713         8,287     11,000      1,123         1968    12/07/98
OTHER MIDWESTERN........................    20,332        73,471     93,803      9,149

Colony Village, New Bern, NC............       560         4,791      5,351      3,026      1972/74    12/31/84
Brynn Marr, Jacksonville, NC............       724         6,120      6,844      3,681      1973/77    12/31/84
Liberty Crossing, Jacksonville, NC......     1,419         6,192      7,611      3,680      1972/74    11/30/90
Bramblewood, Goldsboro, NC..............       588         4,521      5,109      2,813      1980/82    12/31/84
Cumberland Trace, Fayetteville, NC......       668         8,694      9,362      1,845         1973    08/15/96
Village At Cliffdale, Fayetteville, NC..     1,123        16,513     17,636      3,309         1992    08/15/96
Morganton Place, Fayetteville, NC.......       887        13,765     14,652      2,632         1994    08/15/96
Woodberry, Asheville, NC................       655         7,233      7,888      1,674         1987    08/15/96
OTHER NORTH CAROLINA....................     6,623        67,830     74,453     22,659

Pecan Grove, Austin, TX.................     1,464         5,706      7,170      1,008         1984    12/31/96
Anderson Mill, Austin, TX...............     3,478        14,059     17,537      3,552         1984    03/27/97
Red Stone Ranch, Cedar Park, TX.........     5,380        14,043     19,422        744         2000    06/14/00
Turtle Creek, Little Rock, AR...........     2,189         7,806      9,995      1,664         1985    12/31/96
Shadow Lake, Little Rock, AR............     2,850        10,082     12,933      2,218         1984    12/31/96
Desert Springs, Tuscan, AZ..............     1,136         7,762      8,898      1,145         1985    03/27/98
Posada Del Rio, Tuscan, AZ..............       942         3,861      4,803        730         1980    03/27/98
Alvarado, Albuquerque, NM...............     1,978         6,622      8,600      1,340         1984    12/31/96
Dorado Heights, Albuquerque, NM.........     1,627         7,150      8,777      1,078         1986    03/27/98
OTHER SOUTHWESTERN......................    21,044        77,092     98,136     13,479

Greens At Hollymead, Charlottesville, VA     1,058         5,837      6,895      1,491         1990    05/04/95
Brittingham Square, Salisbury, MD.......       814         5,465      6,279      1,431         1991    05/04/95
Greens At Schumaker Pond, Salisbury, MD.       871         6,883      7,754      1,780         1988    05/04/95
Greens At Cross Court, Easton, MD.......     1,363         5,416      6,779      1,445         1987    05/04/95
Greens At Hilton Run, Lexington Park, MD     3,083        11,608     14,691      2,976         1988    05/04/95
OTHER MID-ATLANTIC......................     7,188        35,208     42,397      9,123

Schedule III
Summary of Real Estate Owned
(in thousands)

                                                                                                 Improvements
                                                               Initial Costs                      Capitalized
                                                         -------------------------               Subsequent to
                                                           Land and    Buildings   Total Initial  Acquisition
                                                             Land         and       Acquisition     (Net of
                                            Encumbrances Improvements Improvements   Costs(a)      Disposals
                                            ------------ ------------ ------------ ------------- -------------
Jamestown Of St. Matthews, St. Matthews, KY   $ 10,943     $  3,866    $   14,422   $   18,288     $    922
Patriot Place, Florence, SC................      2,200          213         1,601        1,813        5,744
River Place, Macon, GA.....................      6,142        1,097         7,492        8,590        2,071
OTHER SOUTHEASTERN.........................     19,285        5,175        23,516       28,691        8,737

Dover Country, Dover, DE...................         --        2,008         6,365        8,373        2,636
Greens At Cedar Chase, Dover, DE...........      5,167        1,529         4,831        6,359          751
OTHER NORTHEASTERN.........................      5,167        3,537        11,196       14,732        3,386
                                              --------     --------    ----------   ----------     --------
   TOTAL APARTMENTS........................   $966,960     $593,463    $2,682,180   $3,275,643     $562,869
                                              ========     ========    ==========   ==========     ========
REAL ESTATE UNDER DEVELOPMENT
ADDITIONS TO EXISTING COMMUNITIES..........
Greensview II, Aurora, CO..................   $     --     $  3,476    $   11,915   $   15,391     $     --
Meridian II, Carrollton, TX................         --        2,370         9,600       11,970           --

Copper Mill II.............................         --          831            --          831           --
Parkers Landing II.........................         --        1,116            --        1,116           --
Parke 33 Apartments II.....................         --        1,646            --        1,646           --
Wimbledon Court II.........................         --          667            --          667           --
Coit Road..................................         --        2,849            --        2,849           --
Mandolin II................................         --        1,351            --        1,351           --
Coit Road II...............................         --        1,861            --        1,861           --
Kenton Place II............................         --          483            --          483           --
Mountain View II...........................         --          220            --          220           --
2000 Post III..............................         --        1,855            --        1,855           --
LAND HELD FOR FUTURE
 DEVELOPMENT...............................         --       12,879            --       12,879           --
                                              --------     --------    ----------   ----------     --------
                                              $     --     $ 18,725    $   21,515   $   40,240     $     --
                                              --------     --------    ----------   ----------     --------

                                              Gross Amount at Which
                                            Carried at Close of Period
                                            --------------------------   Total
                                              Land and     Buildings    Carrying  Accumulated
                                                Land          and        Value    Depreciation   Date of      Date
                                            Improvements  Improvements    (b)         (c)      Construction Acquired
                                            ------------  ------------ ---------- ------------ ------------ --------
Jamestown Of St. Matthews, St. Matthews, KY   $  3,975     $   15,235  $   19,210   $  1,754       1968     12/07/98
Patriot Place, Florence, SC................      1,506          6,052       7,557      3,852       1974     10/23/85
River Place, Macon, GA.....................      1,796          8,864      10,660      3,093       1988     04/08/94
OTHER SOUTHEASTERN.........................      7,276         30,151      37,428      8,699

Dover Country, Dover, DE...................      2,359          8,650      11,009      2,990       1970     07/01/94
Greens At Cedar Chase, Dover, DE...........      1,722          5,388       7,110      1,495       1988     05/04/95
OTHER NORTHEASTERN.........................      4,082         14,037      18,119      4,485
                                              --------     ----------  ----------   --------
   TOTAL APARTMENTS........................   $692,575     $3,145,937  $3,838,512   $642,334
                                              ========     ==========  ==========   ========
REAL ESTATE UNDER DEVELOPMENT
ADDITIONS TO EXISTING COMMUNITIES..........
Greensview II, Aurora, CO..................   $  3,476     $   11,915  $   15,391   $     --       2000     12/07/98
Meridian II, Carrollton, TX................      2,370          9,600      11,970         --       2000     01/27/98

Copper Mill II.............................        831             --         831         --
Parkers Landing II.........................      1,116             --       1,116         --
Parke 33 Apartments II.....................      1,646             --       1,646         --
Wimbledon Court II.........................        667             --         667         --
Coit Road..................................      2,849             --       2,849         --
Mandolin II................................      1,351             --       1,351         --
Coit Road II...............................      1,861             --       1,861         --
Kenton Place II............................        483             --         483         --
Mountain View II...........................        220             --         220         --
2000 Post III..............................      1,855             --       1,855         --
LAND HELD FOR FUTURE
 DEVELOPMENT...............................     12,879             --      12,879         --
                                              --------     ----------  ----------   --------
                                              $ 18,725     $   21,515  $   40,240   $     --
                                              --------     ----------  ----------   --------

Schedule III
Summary of Real Estate
(in thousands)

                                                                          Improvements    Gross Amount at Which
                                        Initial Costs                      Capitalized  Carried at Close of Period
                                  -------------------------               Subsequent to --------------------------
                                    Land and    Buildings   Total Initial  Acquisition    Land and     Buildings     Total
                                      Land         and       Acquisition     (Net of        Land          and      Carrying
                     Encumbrances Improvements Improvements   Costs (a)     Disposals   Improvements  Improvements Value (b)
                     ------------ ------------ ------------ ------------- ------------- ------------  ------------ ----------
LAND HELD FOR
 DISPOSITION
Copperfield.........   $     --     $  1,620    $       --   $    1,620     $     --      $  1,620     $       --  $    1,620
Copperfield II......         --        1,144            --        1,144           --         1,144             --       1,144
Palazzo.............         --        3,251            --        3,251         (767)        2,484             --       2,484
Fossil Creek........         --        3,889            --        3,889         (289)        3,600             --       3,600

COMMERCIAL PROPERTY
Hanover Village.....         --        1,624            --        1,624           --         1,104            520       1,624
Gloucester Exchange.         --          403         2,279        2,682          646           608          2,720       3,328
Tri-County..........         --          276           900        1,176        1,310           364          2,122       2,486
Pacific South Center      3,221        1,000         4,000        5,000           10         1,000          4,010       5,010
Richmond Corporate..      3,996          245         6,352        6,597        1,022           273          7,346       7,619
                       --------     --------    ----------   ----------     --------      --------     ----------  ----------
                       $  7,217     $ 13,452    $   13,531   $   26,983     $  1,932      $ 12,197     $   16,718  $   28,915
                       ========     ========    ==========   ==========     ========      ========     ==========  ==========
TOTAL REAL ESTATE
  OWNED.............   $974,177     $625,640    $2,717,226   $3,342,866     $564,801      $723,497     $3,184,170  $3,907,667
                       ========     ========    ==========   ==========     ========      ========     ==========  ==========



                     Accumulated
                     Depreciation   Date of      Date
                         (c)      Construction Acquired
                     ------------ ------------ --------
LAND HELD FOR
 DISPOSITION
Copperfield.........   $     --
Copperfield II......         --
Palazzo.............         --
Fossil Creek........         --

COMMERCIAL PROPERTY
Hanover Village.....        450       --       06/30/86
Gloucester Exchange.      1,419      1974      11/12/87
Tri-County..........      1,362     1976/79    01/21/81
Pacific South Center        426      1965      08/28/86
Richmond Corporate..        375      1999      11/30/99
                       --------
                       $  4,032
                       ========
TOTAL REAL ESTATE
  OWNED.............   $646,366
                       ========

a  Includes a purchase price adjustment of $8.5 million.
b The aggregate cost for federal income tax purposes was approximately $3.1 billion at December 31, 2001.
c  The depreciable life for all buildings is 35 years.

                                 EXHIBIT INDEX

   The exhibits listed below are filed as part of this Report. References under the caption Location to exhibits, forms, or other filings indicate that the form or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference.

Exhibit                     Description                                      Location
-------                     -----------                                      --------

   2(a)    Agreement and Plan of Merger dated as of       Exhibit 2(a) to the Company's Form S-4
           December 19, 1997, between the Company,        Registration Statement (Registration No.
           ASR Investment Corporation and ASR             333-45305) filed with the Commission on
           Acquisition Sub, Inc.                          January 30, 1998.

   2(b)    Agreement of Plan of Merger dated as of        Exhibit 2(c) to the Company's Form S-3
           September 10, 1998, between the Company and    Registration Statement (Registration No.
           American Apartment Communities II, Inc.        333-64281) filed with the Commission on
           including as exhibit thereto the proposed form September 25, 1998.
           of Investment Agreement between the
           Company, United Dominion Realty, L.P.,
           American Apartment Communities II, Inc.,
           American Apartment Communities Operating
           Partnership, L.P., Schnitzer Investment Corp.,
           AAC Management LLC and LF Strategic
           Realty Investors, L.P.

   2(c)    Partnership Interest Purchase and Exchange     Exhibit 2(d) to the Company's Form S-3
           Agreement dated as of September 10, 1998,      Registration Statement (Registration No.
           between the Company, United Dominion           333-64281) filed with the Commission on
           Realty, L.P., American Apartment               September 25, 1998.
           Communities Operating Partnership, L.P.,
           AAC Management LLC, Schnitzer Investment
           Corp., Fox Point Ltd. and James D. Klingbeil
           including as an exhibit thereto the proposed
           form of the Third Amended and Restated
           Limited Partnership Agreement of United
           Dominion Realty, L.P.

   3(a)    Restated Articles of Incorporation.            Exhibit 4(a)(ii) to the Company's Form S-3
                                                          Registration Statement (Registration No.
                                                          333-72885) filed with the Commission on
                                                          February 24, 1999.

   3(b)    Restated By-Laws.                              Exhibit 3(b) to the Company's Annual Report on
                                                          Form 10-K for the year ended December 31,
                                                          2000.

   4(i)(a) Specimen Common Stock Certificate.             Exhibit 4(i) to the Company's Annual Report on
                                                          Form 10-K for the year ended December 31,
                                                          1993.

   4(i)(c) Form of Certificate for Shares of 8.60% Series Exhibit 1(e) to the Company's Form 8-A
           B Cumulative Redeemable Preferred Stock.       Registration Statement dated June 11, 1997.

   4(i)(d) Rights Agreement dated as of January 27,       Exhibit 1 to the Company's Form 8-A
           1998, between the Company and ChaseMellon      Registration Statement dated February 4, 1998.
           Shareholder Services, L.L.C., as Rights Agent.

Exhibit                        Description                                      Location
-------                        -----------                                      --------

   4(i)(d)(a) First Amended and Restated Rights Agreement    Exhibit 4(i)(d)(a) to the Company's Quarterly
              dates as of September 14, 1999, between the    Report on Form 10-Q for the quarter ended
              Company and ChaseMellon Shareholders           September 30, 1999.
              Services, L.L.C., as Rights Agent.

   4(i)(e)    Form of Rights Certificate.                    Exhibit 4(e) to the Company's Form 8-A
                                                             Registration Statement dated February 4, 1998.

   4(ii)(e)   Note Purchase Agreement dated as of            Exhibit 6(c)(5) to the Company's Form 8-A
              February 15, 1993, between the Company and     Registration Statement dated April 19, 1990.
              CIGNA Property and Casualty Insurance
              Company, Connecticut General Life Insurance
              Company, on behalf of one or more separate
              accounts, Insurance Company of North
              America, Principal Mutual Life Insurance
              Company and Aid Association for Lutherans.

   4(ii)(f)   Credit Agreement dated as of November 14,      Exhibit 4(ii)(g) to the Company's Annual Report
              2000, between the Company and certain          on Form 10-K for the year ended December 31,
              subsidiaries and a syndicate of banks          2000.
              represented by First Union Nation Bank.

   4(ii)(g)   Credit Agreement dated as of August 14, 2001,  Exhibit 4(ii)(g) to the Company's Quarterly
              between the Company and certain subsidiaries   Report on Form 10-Q for the quarter ended
              and ARCS Commercial Mortgage Company,          September 30, 2001.
              L.P., as Lender.

   4(ii)(h)   Credit Agreement dated as of December 12,      Filed herewith.
              2001, between the Company and certain
              subsidiaries and ARCS Commercial Mortgage
              Company, L.P., as Lender.

  10(iii)     Employment Agreement between the Company       Exhibit 10(iii) to the Company's Annual Report
              and Richard Giannotti dated December 8, 1998.  on Form 10-K for the year ended December 31,
                                                             1998.

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

  10(vii)(a)  Subordination Agreement dated April 16, 1998,  Exhibit 10(vi)(a) to the Company's Quarterly
              between the Company and United Dominion        Report on Form 10-Q for the quarter ended
              Realty, L.P.                                   March 31, 1998.

  10(vii)(b)  First Amendment to Third Amended and           Exhibit 10(vii)(b) to the Company's Quarterly
              Restated Agreement of Limited Partnership of   Report on Form 10-Q for the quarter ended
              United Dominion Realty, L.P.                   September 30, 2001.

  10(viii)    Servicing and Purchase Agreement dated as of   Exhibit 10(vii) to the Company's Quarterly
              June 24, 1999, including as an exhibit thereto Report on Form 10-Q for the quarter ended
              the Note and Participation Agreement forms.    June 30, 1999.

Exhibit                     Description                                     Location
-------                     -----------                                     --------

  10(ix)    Description of Restricted Stock Awards       Exhibit 10(ix) to the Company's Annual Report
            Program.                                     on Form 10-K for the year ended December 31,
                                                         1999.

  10(x)     Description of United Dominion Realty Trust, Exhibit 10(x) to the Company's Annual Report
            Inc. Shareholder Value Plan.                 on Form 10-K for the year ended December 31,
                                                         1999.

  10(xi)    Description of United Dominion Executive     Exhibit 10(xi) to the Company's Annual Report
            Deferral Plan.                               on Form 10-K for the year ended December 31,
                                                         1999.

  10(xiii)  Employment Agreement between the Company     Exhibit 10(xiii) to the Company's Annual Report
            and Mark E. Wood dated March 21, 2000.       on Form 10-K for the year ended December 31,
                                                         1999.

  10(xv)    Retirement Agreement and Covenant Not to     Exhibit 10(xv) to the Company's Quarterly
            Compete between the Company and John P.      Report on Form 10-Q for the quarter ended
            McCann dated March 20, 2001.                 March 31, 2001.

  10(xviii) Description of Out-Performance Program.      Exhibit 10(xvii) to the Company's Quarterly
                                                         Report on Form 10-Q for the quarter ended
                                                         September 30, 2001.

  10(xix)   Description of Long Term Incentive           Exhibit 10(xix) to the Company's Quarterly
            Compensation Plan.                           Report on Form 10-Q for the quarter ended
                                                         September 30, 2001.

  12        Computation of Ratio of Earnings to Fixed    Filed herewith.
            Charges.

  21        Subsidiaries.                                Filed herewith.

  23        Consent of Independent Auditors.             Filed herewith.