Form 10-Q
period 2002-03-31
UNITED DOMINION REALTY TRUST INC
filed 2002-05-14
CIK 74208

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                             --------    ---------

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

       1745 Shea Center Drive, Suite 200, Highlands Ranch, Colorado 80129
       ------------------------------------------------------------------
               (Address of principal executive offices - zip code)

                                 (720) 283-6120
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to filing requirements for the past 90 days.

                                    Yes X No
                                       --   --

The number of shares of the issuer's common stock, $1 par value, outstanding as of May 8, 2002 was 107,304,131.

                       UNITED DOMINION REALTY TRUST, INC.
                                    FORM 10-Q
                                      INDEX

                                                                                                  PAGE
                                                                                                  ----

                  PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (unaudited)

          Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001...............       3

          Consolidated Statements of Operations for the three months ended March 31, 2002
              and 2001.........................................................................       4

          Consolidated Statements of Cash Flows for the three months ended
              March 31, 2002 and 2001..........................................................       5

          Consolidated Statement of Shareholders' Equity for the three months ended
              March 31, 2002...................................................................       6

          Notes to Consolidated Financial Statements...........................................    7-13

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
              Operations.......................................................................   14-22

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...........................      23

                  PART II - OTHER INFORMATION

Item 1.   Legal Proceedings....................................................................      24

Item 6.   Exhibits and Reports on Form 8-K.....................................................   24-25

Signatures  ...................................................................................      26

                       UNITED DOMINION REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                            March 31,    December 31,
                                                                              2002           2001
-----------------------------------------------------------------------------------------------------
ASSETS

Real estate owned:
     Real estate held for investment (Note 2)                              $3,811,160     $3,858,579
         Less: accumulated depreciation                                      (663,924)      (646,366)
                                                                           ----------     ----------
                                                                            3,147,236      3,212,213
     Real estate under development                                             26,955         40,240
     Real estate held for disposition (net of accumulated depreciation
        of $21,569 and $0) (Note 3)                                            99,442          8,848
                                                                           ----------     ----------
     Total real estate owned, net of accumulated depreciation               3,273,633      3,261,301
Cash and cash equivalents                                                       8,029          4,641
Restricted cash                                                                20,761         26,830
Deferred financing costs, net                                                  17,699         15,802
Investment in unconsolidated development joint venture                          3,018          3,355
Other assets                                                                   40,984         36,162
                                                                           ----------     ----------
     Total assets                                                          $3,364,124     $3,348,091
                                                                           ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Secured debt (Note 4)                                                      $1,078,158     $  974,177
Unsecured debt (Note 5)                                                     1,002,339      1,090,020
Real estate taxes payable                                                      17,154         28,099
Accrued interest payable                                                       14,342         16,779
Security deposits and prepaid rent                                             21,541         20,481
Distributions payable                                                          35,374         33,457
Accounts payable, accrued expenses and other liabilities                       61,494         66,688
                                                                           ----------     ----------
     Total liabilities                                                      2,230,402      2,229,701

Minority interests                                                             73,291         75,665

Shareholders' equity
     Preferred stock, no par value; $25 liquidation preference,
       25,000,000 shares authorized;
         5,416,009 shares 8.60% Series B Cumulative Redeemable
            issued and outstanding (5,416,009 in 2001)                        135,400        135,400
         8,000,000 shares 7.50% Series D Cumulative Convertible
            Redeemable issued and outstanding (8,000,000 in 2001)             175,000        175,000
     Common stock, $1 par value; 150,000,000 shares authorized
         107,125,110 shares issued and outstanding (103,133,279 in 2001)      107,125        103,133
     Additional paid-in capital                                             1,148,244      1,098,029
     Distributions in excess of net income                                   (486,675)      (448,345)
     Deferred compensation - unearned restricted stock awards                  (3,132)        (1,312)
     Notes receivable from officer-shareholders                                (3,828)        (4,309)
     Accumulated other comprehensive loss (Note 6)                            (11,703)       (14,871)
                                                                           ----------     ----------
            Total shareholders' equity                                      1,060,431      1,042,725
                                                                           ----------     ----------
     Total liabilities and shareholders' equity                            $3,364,124     $3,348,091
                                                                           ==========     ==========

     See accompanying notes to consolidated financial statements.

                       UNITED DOMINION REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

Three Months Ended March 31,                                                     2002        2001
---------------------------------------------------------------------------------------------------
REVENUES
   Rental income                                                               $158,942    $156,401
   Non-property income                                                              347       1,136
                                                                               --------    --------
         Total revenues                                                         159,289     157,537

EXPENSES
   Rental expenses:
         Real estate taxes and insurance                                         18,395      17,561
         Personnel                                                               15,801      16,050
         Utilities                                                                9,143      11,223
         Repair and maintenance                                                   9,267       8,476
         Administrative and marketing                                             6,113       5,833
         Property management                                                      4,739       3,790
         Other operating expenses                                                   334         430
   Real estate depreciation                                                      39,286      40,398
   Interest                                                                      32,463      37,221
   Severance costs and other organizational charges                                  --       5,404
   Impairment loss on real estate and investments                                 2,301       3,188
   General and administrative                                                     7,244       4,505
   Other depreciation and amortization                                            1,101         881
                                                                               --------    --------
         Total expenses                                                         146,187     154,960
                                                                               --------    --------

Income before gains on sales of investments, minority interests
   and extraordinary item                                                        13,102       2,577
Gains on sales of depreciable property                                            1,159       4,102
                                                                               --------    --------
Income before minority interests and extraordinary item                          14,261       6,679
Minority interests of unitholders in operating partnerships                         579         244
Minority interests of unitholders in other partnerships                            (454)     (1,004)
                                                                               --------    --------
Income before extraordinary item                                                 14,386       5,919
Extraordinary item - loss on early extinguishment of debt                       (16,049)       (187)
                                                                               --------    --------
Net income (loss)                                                                (1,663)      5,732
Distributions to preferred shareholders - Series A and B                         (2,911)     (5,206)
Distributions to preferred shareholders - Series D (Convertible)                 (3,964)     (3,857)
Discount on preferred share repurchases                                              --          23
                                                                               --------    --------
Net income (loss) available to common shareholders                             $ (8,538)   $ (3,308)
                                                                               ========    ========
Income (loss) per common share before extraordinary item -
   basic and diluted                                                           $   0.07    $  (0.03)
                                                                               ========    ========
Extraordinary item per share - basic and diluted                               $  (0.15)   $   0.00
                                                                               ========    ========
Loss per common share after extraordinary item - basic and diluted             $  (0.08)   $  (0.03)
                                                                               ========    ========

Common distributions declared per share                                        $ 0.2775    $ 0.2700
                                                                               ========    ========

Weighted average number of common shares outstanding - basic and diluted        103,654     101,346

     See accompanying notes to consolidated financial statements.

                       UNITED DOMINION REALTY TRUST, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

Three Months Ended March 31,                                                          2002        2001
--------------------------------------------------------------------------------------------------------
Operating Activities
    Net income (loss)                                                              $  (1,663)   $  5,732
    Adjustments to reconcile net cash provided
       by operating activities:
         Depreciation and amortization                                                40,387      41,279
         Impairment loss on real estate and investments                                2,301       3,188
         Gains on sales of investments                                                (1,159)     (4,102)
         Minority interests                                                             (125)        760
         Extraordinary item-early extinguishment of debt                              16,049         187
         Amortization of deferred financing costs and other                            1,149         883
         Changes in operating assets and liabilities:
              Decrease in operating liabilities                                      (13,472)    (12,989)
              Decrease in operating assets                                               471      15,564
                                                                                   ---------    --------
Net cash provided by operating activities                                             43,938      50,502

Investing Activities
    Proceeds from sales of real estate investments, net                                3,042       4,236
    Development of real estate assets and other major improvements                    (6,692)    (11,744)
    Acquisition of real estate assets, net of liabilities assumed                    (39,631)     (4,410)
    Capital expenditures - real estate assets, net of escrow reimbursement            (9,872)    (11,322)
    Capital expenditures - non-real estate assets                                       (732)       (360)
    Other investing activities                                                            --      (7,233)
                                                                                   ---------    --------
Net cash used in investing activities                                                (53,885)    (30,833)

Financing Activities
    Proceeds from the issuance of secured debt                                       324,282          --
    Scheduled principal payments on secured debt                                      (5,341)     (2,709)
    Non-scheduled principal payments on secured debt                                (230,768)    (20,620)
    Payments on unsecured debt                                                       (54,281)    (16,993)
    Net (repayment)/borrowing of short-term bank debt                                (33,200)     68,300
    Payment of financing costs                                                        (2,884)       (180)
    Proceeds from the issuance of common stock                                        54,317       1,966
    Proceeds from the issuance of out-performance partnership units                       55          --
    Distributions paid to minority interests                                          (2,152)     (2,528)
    Distributions paid to preferred shareholders                                      (6,885)     (9,081)
    Distributions paid to common shareholders                                        (27,865)    (27,238)
    Repurchase of operating partnership units                                             --        (353)
    Repurchase of common and preferred stock                                          (1,943)    (13,096)
                                                                                   ---------    --------
Net cash provided by (used in) financing activities                                   13,335     (22,532)

Net increase (decrease) in cash and cash equivalents                                   3,388      (2,863)
Cash and cash equivalents, beginning of period                                         4,641      10,305
                                                                                   ---------    --------
Cash and cash equivalents, end of period                                           $   8,029    $  7,442
                                                                                   =========    ========

Supplemental Information:
    Interest paid during the period                                                $  36,893    $ 38,711
    Conversion of operating partnership units to common stock                             11          11
    Issuance of restricted stock awards                                                2,161       1,548
    Non-cash transactions:
         Secured debt assumed with the acquisition of properties                          --       2,915
         Reduction in secured debt from the disposition of properties                     --       7,694

    See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        (In thousands, except share data)
                                   (Unaudited)

                                                                          Preferred Stock           Common Stock
                                                                       ----------------------------------------------
                                                                        Shares       Amount      Shares        Amount
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                                             13,416,009   $310,400    103,133,279   $103,133
Comprehensive Income
  Net income (loss)
  Other comprehensive income:
    Unrealized gain on derivative instruments (Note 6)
---------------------------------------------------------------------------------------------------------------------
  Comprehensive income
---------------------------------------------------------------------------------------------------------------------
  Issuance of common shares to employees,
    officers and director-shareholders                                                             723,260        723
  Issuance of common shares through dividend reinvestment
    and stock purchase plan                                                                         77,300         77
  Issuance of common shares through public offering                                              3,166,800      3,167
  Purchase of common and preferred stock                                                          (136,561)      (136)
  Issuance of restricted stock awards                                                              150,490        150
  Adjustment for cash purchase and conversion of
    minority interests of unitholders in operating partnerships                                     10,542         11
  Principal repayments on notes receivable from officer-shareholders
  Common stock distributions declared ($.2775 per share)
  Preferred stock distributions declared-Series B ($.5375 per share)
  Preferred stock distributions declared-Series D ($.4955 per share)
  Amortization of deferred compensation
                                                                       ----------------------------------------------
Balance, March 31, 2002                                                13,416,009   $310,400    107,125,110   $107,125
                                                                       ==============================================

                                                                                                            Deferred
                                                                                    Distributions in      Compensation -
                                                                        Paid-in        Excess of       Unearned Restricted
                                                                        Capital        Net Income         Stock Awards
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                                             $1,098,029      $(448,345)          $(1,312)
Comprehensive Income
  Net income (loss)                                                                       (1,663)
  Other comprehensive income:
    Unrealized gain on derivative instruments (Note 6)
--------------------------------------------------------------------------------------------------------------------------
  Comprehensive income                                                                    (1,663)
--------------------------------------------------------------------------------------------------------------------------
  Issuance of common shares to employees,
    officers and director-shareholders                                      7,503
  Issuance of common shares through dividend reinvestment
    and stock purchase plan                                                 1,033
  Issuance of common shares through public offering                        41,333
  Purchase of common and preferred stock                                   (1,807)
  Issuance of restricted stock awards                                       2,011                           (2,161)
  Adjustment for cash purchase and conversion of
    minority interests of unitholders in operating partnerships               142
  Principal repayments on notes receivable from officer-shareholders
  Common stock distributions declared ($.2775 per share)                                 (29,792)
  Preferred stock distributions declared-Series B ($.5375 per share)                      (2,911)
  Preferred stock distributions declared-Series D ($.4955 per share)                      (3,964)
  Amortization of deferred compensation                                                                        341
                                                                       ---------------------------------------------------
Balance, March 31, 2002                                                $1,148,244      $(486,675)          $(3,132)
                                                                       ===================================================

                                                                                          Accumulated
                                                                       Notes Receivable       Other
                                                                        from Officer -    Comprehensive
                                                                         Shareholders         Loss           Total
--------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                                                 $(4,309)         $(14,871)     $1,042,725
Comprehensive Income
  Net income (loss)                                                                                           (1,663)
  Other comprehensive income:
    Unrealized gain on derivative instruments (Note 6)                                         3,168           3,168
--------------------------------------------------------------------------------------------------------------------
  Comprehensive income                                                                         3,168           1,505
--------------------------------------------------------------------------------------------------------------------
  Issuance of common shares to employees,
    officers and director-shareholders                                                                         8,226
  Issuance of common shares through dividend reinvestment
    and stock purchase plan                                                                                    1,110
  Issuance of common shares through public offering                                                           44,500
  Purchase of common and preferred stock                                                                      (1,943)
  Issuance of restricted stock awards                                                                             --
  Adjustment for cash purchase and conversion of
    minority interests of unitholders in operating partnerships                                                  153
  Principal repayments on notes receivable from officer-shareholders           481                               481
  Common stock distributions declared ($.2775 per share)                                                     (29,792)
  Preferred stock distributions declared-Series B ($.5375 per share)                                          (2,911)
  Preferred stock distributions declared-Series D ($.4955 per share)                                          (3,964)
  Amortization of deferred compensation                                                                          341
                                                                           -----------------------------------------
Balance, March 31, 2002                                                    $(3,828)         $(11,703)     $1,060,431
                                                                           =========================================

See accompanying notes to consolidated financial statements.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

1.   CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of United Dominion and its subsidiaries, including United Dominion Realty, L.P. (the "Operating Partnership"), and Heritage Communities L.P. (the "Heritage OP"), (collectively, "United Dominion"). As of March 31, 2002, there were 74,962,675 units in the Operating Partnership outstanding, of which 68,512,731 units, or 91.4%, were owned by United Dominion and 6,449,944 units, or 8.6%, were owned by non-affiliated limited partners. As of March 31, 2002, there were 3,492,889 units in the Heritage OP outstanding, of which 3,112,707 units, or 89.1%, were owned by United Dominion and 380,182 units, or 10.9%, were owned by non-affiliated limited partners. The consolidated financial statements of United Dominion include the minority interests of the unitholders in the operating partnerships.

     The Company owns a 25% interest in an unconsolidated development joint venture in which United Dominion is serving as the managing partner. As of March 31, 2002, the venture owns two apartment communities with a carrying value of $46.5 million which are encumbered by $32.5 million of secured debt. This secured debt is non-recourse to the Company.

     The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and related notes appearing in United Dominion's December 31, 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     In the opinion of management, the consolidated financial statements reflect all adjustments which are necessary for the fair presentation of financial position at March 31, 2002 and results of operations for the interim periods ended March 31, 2002 and 2001. Such adjustments are normal and recurring in nature. All significant inter-company accounts and transactions have been eliminated in consolidation. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

2.   REAL ESTATE HELD FOR INVESTMENT

     At March 31, 2002, there are 267 communities with 75,789 apartment homes classified as real estate held for investment. The following table summarizes the components of real estate held for investment at March 31, 2002 and December 31, 2001 (dollars in thousands):

                                                      March 31,    December 31,
                                                        2002           2001
                                                     ----------    ------------
Land and land improvements                           $  684,820     $  695,923

Buildings and improvements                            2,921,476      2,945,741
Furniture, fixtures and equipment                       204,645        216,637
Construction in progress                                    219            278
                                                     ----------     ----------
Real estate held for investment                       3,811,160      3,858,579
Accumulated depreciation                               (663,924)      (646,366)
                                                     ----------     ----------
Real estate held for investment, net
   of accumulated depreciation                       $3,147,236     $3,212,213
                                                     ==========     ==========

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

3.   REAL ESTATE HELD FOR DISPOSITION

     At March 31, 2002, United Dominion had nine communities with a total of 2,366 apartment homes, three parcels of land and one commercial property included in real estate held for disposition totaling $99.4 million which is net of $21.6 million of accumulated depreciation. Real estate held for disposition contributed property operating income (property rental income less property operating expense) of $2.5 million for the three months ended March 31, 2002 and 2001. Certain assets are secured by mortgage indebtedness, which may be assumed by the purchaser or repaid from the sale proceeds. Properties classified as real estate held for disposition generally represent properties that are under contract for sale and are expected to close within the next twelve months.

     The management of United Dominion periodically engages in divestitures of real estate to better position the Company for achieving more consistent earnings growth and increasing shareholder value over the long-term. The factors considered in these decisions include the age, quality and projected operating income of communities that might be sold, the expected market value for the communities, the estimated timing for completion of sales and the pro forma effect of sales upon United Dominion's earnings and financial position. As a result of this activity, during the first quarter of 2002, an aggregate $2.3 million impairment loss was recognized on a portfolio of five properties in Memphis, Tennessee. An impairment loss was indicated as certain of these assets were contracted at net selling prices below their net book value as of March 31, 2002.

4.   SECURED DEBT

     Secured debt, which encumbers $1.6 billion or 40.6% of United Dominion's real estate owned ($2.4 billion or 59.4% of United Dominion's real estate owned is unencumbered) consists of the following at March 31, 2002 (dollars in thousands):

                                                                  Weighted         Weighted         Number of
                                                                  Average           Average        Communities
                                     Principal Outstanding     Interest Rate   Years to Maturity    Encumbered
                                   -------------------------   -------------   -----------------   -----------
                                    March 31,   December 31,
                                      2002           2001          2002              2002             2002
------------------------------------------------------------   -------------   -----------------   -----------
Fixed Rate Debt
Mortgage Notes Payable (a)         $  233,377     $450,643         7.69%              9.0              31
Tax-Exempt Secured Notes Payable       65,734       65,806         6.73%             11.8               9
Secured Credit Facilities (b)          17,000       17,000         7.04%             11.8              --
                                   ----------     --------         ----              ----             ---
Total Fixed Rate Secured Debt         316,111      533,449         7.46%              9.7              40

Variable Rate Debt
Secured Credit Facilities (b)         730,013      405,731         2.59%             11.9              68
Tax-Exempt Secured Notes Payable       19,915       19,915         1.38%             23.2               3
Mortgage Notes Payable                 12,119       15,082         3.71%              8.0               3
                                   ----------     --------         ----              ----             ---
Total Variable Rate Secured Debt      762,047      440,728         2.58%             12.2              74
                                   ----------     --------         ----              ----             ---
Total Secured Debt                 $1,078,158     $974,177         4.01%             11.4             114
                                   ==========     ========         ====              ====             ===

(a) Includes fair value adjustments aggregating $3.5 million at March 31, 2002 and $7.9 million at December 31, 2001, recorded in connection with the assumption of debt associated with two acquisitions consummated in 1998.

(b) At March 31, 2002, United Dominion had $676.3 million outstanding under four revolving credit facilities with the Federal National Mortgage Association (the "FNMA Credit Facilities"). The FNMA Credit Facilities are for an initial term of five or ten years, bear interest at a floating rate and can be extended for an additional five years at the then market rate at United Dominion's discretion. At March 31, 2002, the FNMA Credit Facilities had a weighted average floating rate of interest of 2.7%. In order to limit a portion of its interest rate exposure, United Dominion has two interest rate swap agreements associated with the FNMA Credit Facilities. These agreements, which mature in 2004, have an aggregate notional value of $17 million under which United Dominion pays a fixed rate of interest and receives a variable rate on the notional amount. The interest rate swap agreements effectively change United Dominion's interest rate exposure on $17 million of secured debt from a variable rate to a weighted average fixed rate of 7.04%. At March 31, 2002,

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

     United Dominion had $70.7 million outstanding under one secured Freddie Mac revolving credit facility through GMAC Commercial Mortgage Corporation (the "Freddie Mac Credit Facility") with an initial floating rate of interest of 2.29%. The Freddie Mac Credit Facility is for an initial term of five years with an option by the Company to extend for an additional four year term at the then market rate. The Company has the option for variable rate or fixed rate terms.

     Approximate principal payments due during each of the next five calendar years and thereafter, as of March 31, 2002, are as follows (dollars in thousands):

                                            Total
             Fixed Rate   Variable Rate    Secured
   Year      Maturities    Maturities     Maturities
----------   ----------   -------------   ----------
   2002       $ 16,567      $  2,588      $   19,155
   2003         19,390           534          19,924
   2004        111,869           557         112,426
   2005         19,712         4,825          24,537
   2006         23,312         3,849          27,161
Thereafter     125,261       749,694         874,955
              --------      --------      ----------
              $316,111      $762,047      $1,078,158
              ========      ========      ==========

     For the three months ended March 31, 2002, United Dominion recognized $16.0 million ($.15 per share) in extraordinary losses as a result of prepayment penalties incurred from the refinancing of certain secured loans using proceeds from the FNMA and Freddie Mac credit facilities.

5.   UNSECURED DEBT

     A summary of unsecured debt at March 31, 2002 and December 31, 2001 is as follows (dollars in thousands):

                                                           2002       2001
----------------------------------------------------------------------------
Commercial Banks
     Borrowings outstanding under an
        unsecured credit facility due August 2003 (a) $197,000 $230,200 Borrowings outstanding under an
        unsecured term loan due May 2004-2005 (b)         100,000    100,000

Senior Unsecured Notes - Other
     7.60% Medium-Term Notes due January 2002                  --     46,750
     7.65% Medium-Term Notes due January 2003 (c)          10,000     10,000
     7.22% Medium-Term Notes due February 2003             11,815     11,815
     5.05% City of Portland, OR Bonds due October 2003      7,345      7,345
     8.63% Notes due March 2003                            78,030     78,030
     7.98% Notes due March 2002-2003 (d)                    7,428     14,857
     7.67% Medium-Term Notes due January 2004              53,510     53,510
     7.73% Medium-Term Notes due April 2005                22,400     22,400
     7.02% Medium-Term Notes due November 2005             49,760     49,760
     7.95% Medium-Term Notes due July 2006                103,179    103,179
     7.07% Medium-Term Notes due November 2006             25,000     25,000
     7.25% Notes due January 2007                         105,020    105,020
     ABAG Tax-Exempt Bonds due August 2008                 46,700     46,700

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

                                                           2002         2001
-------------------------------------------------------------------------------
Senior Unsecured Notes - Other (continued)
         8.50% Monthly Income Notes due November 2008       57,400       57,400
         8.50% Debentures due September 2024 (e)           124,920      124,920
         Other (f)                                           2,832        3,134
                                                        ----------   ----------
                                                           705,339      759,820
                                                        ----------   ----------
         Total Unsecured Debt                           $1,002,339   $1,090,020
                                                        ==========   ==========

(a) As of March 31, 2002, United Dominion had eight interest rate swap agreements associated with commercial bank borrowings with an aggregate notional value of $155 million under which United Dominion pays a fixed rate of interest and receives a variable rate of interest on the notional amounts. The interest rate swaps, which mature over the period from October 2002 to July 2004, effectively change United Dominion's interest rate exposure on the $155 million of borrowings from a variable rate to a weighted average fixed rate of approximately 6.98%. The weighted average interest rate of the total $197.0 million and $230.2 million in commercial borrowings, after giving effect to swap agreements, was 6.1% at March 31, 2002 and December 31, 2001, respectively.
(b) As of March 31, 2002, United Dominion had five interest rate swap agreements associated with borrowings under the term loan with an aggregate notional value of $100 million under which United Dominion pays a fixed rate of interest and receives a variable rate of interest on the notional amounts. The interest rate swaps, which mature in May 2003 and May 2004, effectively change United Dominion's interest rate exposure on these borrowings from a variable rate to a weighted average fixed rate of approximately 7.53%.
(c) United Dominion has one interest rate swap agreement associated with these unsecured notes with an aggregate notional value of $10 million under which United Dominion pays a fixed rate of interest and receives a variable rate on the notional amount. The interest rate swap agreement, which matures in January 2003, effectively changes United Dominion's interest rate exposure on the $10 million from a variable rate to a fixed rate of 7.65%.
(d) Payable annually in three equal principal installments of $7.4 million. The first installment was paid in 2001 and the second installment was paid in the first quarter of 2002.
(e) Includes an investor put feature that grants a one-time option to redeem the debentures in September 2004.
(f) Includes $2.8 million and $3.0 million at March 31, 2002 and December 31, 2001, respectively, of deferred gains from the termination of interest rate risk management agreements which are being amortized over their remaining useful life of 3.5 years.

6.   FINANCIAL INSTRUMENTS

     The Company accounts for its derivative instruments in accordance with Statements of Financial Accounting Standards No. 133 and 138, "Accounting for Certain Derivative Instruments and Hedging Activities." At March 31, 2002, all of the Company's derivative financial instruments are interest rate swap agreements that are designated as cash flow hedges of debt with variable interest rate features, and are qualifying hedges for financial reporting purposes. For derivative instruments that qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings during the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.

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

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

     The following table presents the fair values of the Company's derivative financial instruments outstanding, based on external market quotations, as of March 31, 2002 (dollars in thousands):

   Notional            Fixed    Type of   Effective   Contract     Fair
    Amount             Rate    Contract      Date     Maturity    Value
-------------------------------------------------------------------------
Secured Debt:
FNMA
$  7,000               6.78%     Swap      06/30/99   06/30/04   $   (333)
  10,000               7.22%     Swap      12/01/99   04/01/04       (522)
--------               ----                                      --------
  17,000               7.04%                                         (855)

Unsecured Debt:
Bank Credit Facility
   5,000               7.32%     Swap      06/26/95   07/01/04       (264)
  10,000               7.14%     Swap      10/18/95   10/03/02       (297)
   5,000               6.98%     Swap      11/21/95   10/03/02       (143)
  25,000               7.39%     Swap      11/01/00   08/01/03     (1,171)
  25,000               7.39%     Swap      11/01/00   08/01/03     (1,171)
  25,000               7.21%     Swap      12/01/00   08/01/03     (1,046)
  25,000               7.21%     Swap      12/04/00   08/01/03     (1,046)
  35,000               5.98%     Swap      03/13/01   04/01/03       (806)
--------               ----                                      --------
 155,000               6.98%                                       (5,944)

Unsecured Debt:
Bank Term Loan
  25,000               7.49%     Swap      11/15/00   05/15/03       (989)
  20,000               7.49%     Swap      11/15/00   05/15/03       (791)
  23,500               7.62%     Swap      11/15/00   05/15/04     (1,304)
  23,000               7.62%     Swap      11/15/00   05/15/04     (1,277)
   8,500               7.26%     Swap      12/04/00   05/15/03       (326)
--------               ----                                      --------
 100,000               7.53%                                       (4,687)

Medium-Term Notes
  10,000               7.65%     Swap      01/26/99   01/27/03       (268)

--------                                                         --------
$282,000                                                         $(11,754)
========                                                         ========

     During the quarter ended March 31, 2002, the Company recognized $3.2 million of unrealized gains in accumulated other comprehensive income and an $8.9 thousand gain in net income related to the ineffective portion of the Company's hedging instruments. In addition, United Dominion recognized $11.8 million of derivative financial instrument liabilities on the Consolidated Balance Sheet.

     As of March 31, 2002, United Dominion expects to reclassify $8.9 million of net losses on derivative instruments from accumulated other comprehensive income to earnings (interest expense) during the next twelve months on the related hedged transactions.

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

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

     The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

                                                       Three months ended
                                                             March 31,
                                                         2002      2001
                                                       --------   --------
Numerator for basic and diluted earnings per share-
  net income (loss) available to common shareholders   $ (8,538)  $ (3,308)

Denominator:
Beginning denominator for basic and diluted
   earnings per share - weighted average common
   shares outstanding                                   103,940    101,529
Non-vested restricted stock                                (286)      (183)
                                                       --------   --------
Denominator for basic and diluted earnings per share    103,654    101,346
                                                       ========   ========
Basic and diluted earnings (loss) per share            $  (0.08)  $  (0.03)
                                                       ========   ========

     The effect of the conversion of the operating partnership units and convertible preferred stock is not dilutive and is therefore not included in the above calculations. If the operating partnership units were converted to common stock, the additional shares of common stock outstanding for the three months ended March 31, 2002 and 2001 would be 7,055,186 and 7,425,760, respectively. If the convertible preferred stock was converted to common stock, the additional shares of common stock outstanding for the three months ended March 31, 2002 and 2001 would be 12,307,692 common shares.

     The effect of employee stock options for the three months ended March 31, 2002, was not included since its effect would be dilutive due to the net loss to common shareholders incurred during the period.

8.   COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss) was $1.5 million and $(3.4) million for the three months ended March 31, 2002 and 2001, respectively. The difference between net income and total comprehensive income is primarily due to the fair value of accounting for interest rate swaps.

9.   COMMITMENTS AND CONTINGENCIES

Commitments

     United Dominion is committed to completing its real estate currently under development, which has an estimated cost to complete of $15.4 million at March 31, 2002.

Contingencies

     In May 2001, the shareholders of United Dominion approved the Out-Performance Program (the "Program") pursuant to which executives and other key officers of the Company were given the opportunity to invest in the Company by purchasing performance shares ("Out-Performance Partnership Shares" or "OPPSs") of the Operating Partnership for an initial investment of $1.27 million. To begin the Program, the Company's performance will be measured over a 28 month period beginning February 2001. The Program is designed to provide participants with the possibility of substantial returns on their investment if the Company's total return, considering the reinvestment of dividend income as well as share price appreciation, on its common stock during the measurement period exceeds the greater of industry average (defined as the total cumulative return of the Morgan Stanley REIT Index over the same period) or a 30% total return (12% annualized) (the "minimum return"). At the conclusion of the measurement period, if United Dominion's total return satisfies these criteria, the holders of the OPPSs will receive distributions and allocations of income and loss from the Operating Partnership equal to the

                       UNITED DOMINION REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                  (UNAUDITED)

distributions and allocations that would be received on the number of interests in the Operating Partnership ("OP Units") obtained by: (i) determining the amount by which the cumulative total return of the Company's common stock over the measurement period exceeds the greater of the cumulative total return of the peer group index (the Morgan Stanley REIT Index) or the minimum return (such being the "excess return"); (ii) multiplying 4% of the excess return by the Company's market capitalization (defined as the average number of shares outstanding over the 28 month period multiplied by the daily closing price of the Company's common stock); and (iii) dividing the number obtained in (ii) by the market value of one share of the Company common stock on the valuation date, determined by the volume-weighted average price of the common stock for the 20 trading days immediately preceding the valuation date. If, on the valuation date, the cumulative total return of United Dominion's common stock does not meet the minimum return or the total return of the peer group and there is no excess return, then the holders of the OPPSs will forfeit their entire initial investment of $1.27 million. The OPPSs, unlike United Dominion's other OP Units, are not convertible into common stock except upon a change of control of the Company or upon the death of the participant. Accordingly, the contingently issuable OPPSs are not included in common stock and common stock equivalents in the calculation of earnings per share. Based upon results through March 31, 2002, 955,662 OPPSs would have been issued. However, since the ultimate determination of OPPSs to be issued will not occur until June 2003, and the number of OPPSs is determinable only upon future events, the financial statements do not reflect any additional impact for these events.

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

10. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     On January 1, 2002, the Company adopted Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The Statement superceded Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS No. 121") and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), for segments of a business to be disposed of. SFAS No. 144 retains the requirements of SFAS No. 121 relating to the recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. The adoption of SFAS No. 144 did not have a material impact on the consolidated financial position or results of operations of United Dominion.

     In April 2002, the FASB issued Statement 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction" ("SFAS No. 145"). Statement 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS No. 4"), required that gains and losses from the extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 will require United Dominion to reclassify prior period items that do not meet the extraordinary classification. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 become effective in fiscal years beginning after May 15, 2002. The Company from time to time incurs such charges and is currently assessing the impact that these statements will have on the consolidated financial position or results of operations of United Dominion.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

Forward-Looking Statements

     The following information should be read in conjunction with the United Dominion Realty Trust, Inc. ("United Dominion") 2001 Form 10-K as well as the financial statements and notes included in Item 1 of this report. This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, development activity and capital expenditures, capital raising activities, rent growth, occupancy and rental expense growth. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of United Dominion to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting United Dominion, or its properties, adverse changes in the real estate markets and general and local economies and business conditions. Although United Dominion believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by United Dominion or any other person that the results or conditions described in such statements or the objectives and plans of United Dominion will be achieved.

Business Overview

     United Dominion is a real estate investment trust (REIT) that owns, acquires, renovates, develops and manages middle market apartment communities nationwide. From 1996 through 1999, United Dominion acquired other REITs, private portfolios and individual communities to create a national platform. Following this significant acquisition period, the Company upgraded the quality of the portfolio and invested in infrastructure and technology to catch up with the rapid growth of its portfolio of assets. During 2001, United Dominion continued to refine its strategy with the goal of enhancing long-term earnings growth on a sustained basis by focusing on operational issues that management believes will produce above-average net operating income growth, steadily increase cash flow per apartment home and strengthen the capital structure of the Company. The Company's strategy includes the following key initiatives:

..    Own and operate middle market apartment homes across a geographically diverse platform by enhancing United Dominion's presence in 25 to 30 core markets to enable the Company to capitalize on operating efficiencies.

..    As local market cycles create opportunities, exit current markets where long-term growth is below the national average (the "non-core markets").

..    Employ a strict capital allocation discipline throughout all decision-making processes to enhance performance, improve the strength of the Company's balance sheet and increase financial flexibility.

..    Lead, manage, measure and reward associates based upon performance specifically tied to key financial and investment indicators, including the growth of funds from operations, adjusted funds from operations and the common share price.

     Over the long-term, these key initiatives will better position United Dominion to serve its customers, increase profitability and capitalize on changes in the marketplace. At March 31, 2002, United Dominion owned 276 communities with 78,341 apartment homes nationwide.

          The following table summarizes United Dominion's apartment market information by major geographic markets (including real estate under development and real estate held for disposition):


                                                                                         Quarter Ended
                                        As of March 31, 2002                             March 31, 2002
                          --------------------------------------------------------   ------------------------
                           Number of    Number of   Percentage of     Carrying        Average      Average
                           Apartment    Apartment     Carrying          Value         Physical     Monthly
                          Communities     Homes         Value       (in thousands)   Occupancy   Rental Rates
                          --------------------------------------------------------   ------------------------
Dallas, TX                    16          5,091         6.5%          $  256,847       94.2%        $  713
Houston, TX                   22          5,722         5.8%             227,849       95.2%           639
Phoenix, AZ                   12          3,854         5.7%             226,437       93.6%           721
Orlando, FL                   14          4,140         5.2%             203,340       90.6%           761
San Antonio, TX               12          3,827         4.8%             190,522       94.1%           679
Fort Worth, TX                12          3,961         4.4%             171,619       95.2%           663
Raleigh, NC                   10          3,283         4.3%             168,732       91.6%           690
Tampa, FL                     10          3,372         3.9%             152,320       92.6%           710
Columbus, OH                   6          2,527         3.8%             148,484       94.7%           690
San Francisco, CA              4            980         3.6%             141,124       96.6%         1,639
Charlotte, NC                 10          2,710         3.5%             136,871       88.4%           672
Nashville, TN                  8          2,220         3.0%             119,971       93.7%           677
Greensboro, NC                 8          2,122         2.6%             104,012       90.1%           634
Monterey Peninsula, CA         9          1,706         2.5%              97,551       91.7%           893
Richmond, VA                   8          2,372         2.4%              96,353       95.7%           723
Southern California            5          1,414         2.3%              91,240       95.1%           937
Wilmington, NC                 6          1,869         2.3%              89,159       91.6%           662
Metropolitan DC                5          1,291         1.9%              74,723       95.7%           898
Atlanta, GA                    6          1,426         1.8%              71,593       91.1%           741
Baltimore, MD                  6          1,291         1.7%              67,267       96.8%           846
Columbia, SC                   6          1,584         1.6%              62,237       94.3%           591
Jacksonville, FL               3          1,157         1.5%              58,462       94.4%           674
Norfolk, VA                    6          1,437         1.4%              54,236       95.8%           687
Lansing, MI                    4          1,226         1.2%              48,867       95.6%           671
Seattle, WA                    3            628         0.9%              34,064       92.9%           746
Other Western                  6          2,618         3.6%             142,946       93.1%           730
Other Southeastern             9          2,720         3.3%             131,998       89.0%           613
Other Southwestern            10          2,462         2.9%             115,919       94.8%           584
Other Florida                  8          2,073         2.6%             101,364       94.6%           729
Other Midwestern              10          2,122         2.4%              94,221       93.5%           636
Other Pacific                  7          1,757         2.2%              87,257       93.6%           717
Other North Carolina           8          1,893         1.9%              74,829       94.5%           566
Other Mid-Atlantic             5            928         1.1%              42,482       97.5%           791
Other Northeastern             2            372         0.5%              18,175       96.4%           688

Development                   --            186         0.4%              15,260         --             --
Land                          --             --         0.5%              20,761         --             --
                          --------------------------------------------------------   ------------------------
     Total Apartments        276         78,341       100.0%          $3,939,092       93.5%        $  710
                          ========================================================   ========================

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

     United Dominion filed a shelf registration statement in December 1999 providing for the issuance of up to $700 million in common shares, preferred shares and debt securities to facilitate future financing activities in the public capital markets. In March 2002, United Dominion completed the sale of 3.0 million shares of common stock at a price of $14.91 per share. As of March 31, 2002, approximately $494 million of equity and debt securities remain available for use under the shelf registration. Access to capital markets is dependent on market conditions at the time of issuance.

Future Capital Needs

     Future development expenditures are expected to be funded primarily through joint ventures or with proceeds from the sale of property, and to a lesser extent, cash flows provided by operating activities. Acquisition activity in strategic markets is expected to be largely financed by the reinvestment of proceeds from the sale of property in non-strategic markets.

     As of March 31, 2002, United Dominion has approximately $20 million of secured debt maturing during 2002 which the Company anticipates repaying using proceeds from mortgage refinancing activity or borrowings under unsecured or secured credit facilities.

Critical Accounting Policies

     Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2001. The accounting policies used in preparing our interim consolidated financial statements for the quarter ended March 31, 2002 are the same as those described in our Annual Report on Form 10-K.

     Our critical accounting policies are those having the most impact to the reporting of our financial condition and results and those requiring significant judgments and estimates. These policies include those related to (1) capital expenditures, (2) revenue recognition, and (3) derivatives and hedging activities. Our critical accounting policies are described in more detail in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2001. There have been no significant changes in our critical accounting policies from those reported in our 2001 Annual Report on Form 10-K. With respect to these critical accounting policies, our management believes that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.

Statements of Cash Flow

     The following discussion explains the changes in net cash provided by operating and financing activities and net cash used in investing activities that are presented in United Dominion's Consolidated Statements of Cash Flows.

Operating Activities

     For the quarter ended March 31, 2002, United Dominion's cash flow from operating activities was $43.9 million compared to $50.5 million for 2001. The decrease in cash flow from operating activities resulted primarily from collections on escrow accounts and joint venture receivables which generated an increase in operating cash flow of $15.8 million in 2001 which was not duplicated in 2002. This was partially offset by a decrease in interest expense in 2002.

Investing Activities

     For the quarter ended March 31, 2002, net cash used in investing activities was $53.9 million compared to net cash used in investing activities of $30.8 million for 2001. Changes in the level of investing activities from period to period reflects United Dominion's strategy as it relates to its acquisition, capital expenditure, development and disposition programs, as well as the impact of the capital market environment on these activities.

Acquisitions

     During the three months ended March 31, 2002, United Dominion acquired two communities with 650 apartment homes for approximately $39.6 million. Subsequent to March 31, 2002, the Company acquired Wakefield Towers, a 218 home community in Arlington, Virginia for approximately $19.7 million and The Reflections, a 416 home community in Aurora, Colorado for approximately $33.5 million. All stated amounts include closing costs.

     During 2002, management plans to continue to channel new investments to those markets that are projected to provide the best investment returns for the Company over the next ten years. Markets will be targeted based upon defined criteria including past performance, expected job growth, current and anticipated housing supply and demand and the ability to attract and support household formation.

Capital Expenditures

     United Dominion capitalizes those expenditures related to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

     During the quarter ended March 31, 2002, $9.9 million or $129 per home was spent on capital expenditures for all of United Dominion's communities excluding development and commercial properties. These capital improvements included turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as HVAC equipment, roofs, landscaping, siding, parking lots and other non-revenue enhancing capital expenditures, which aggregated $7.3 million or $96 per home. In addition, revenue enhancing capital expenditures, including water sub-metering, gating and access systems, the addition of microwaves, washer-dryers, interior upgrades and new business and fitness centers totaled $2.5 million or $33 per home for the quarter ended March 31, 2002.

     The following table outlines capital expenditures and repair and maintenance costs for the Company's total portfolio, excluding real estate under development and commercial properties for the periods presented (dollars in thousands):

                                                 Quarter Ended March 31,          Quarter Ended March 31, (per unit)
                                          ----------------------------------      ----------------------------------
                                          2002         2001         % Change      2002         2001         % Change
                                          ----------------------------------      ----------------------------------
Turnover capital expenditures             $ 4,416      $ 2,713        62.8%       $ 58         $ 36           61.1%

Other recurring capital expenditures        2,917        1,732        68.4%         38           23           65.2%
                                          ----------------------------------      ----------------------------------
   Total recurring capital expenditures     7,333        4,445        65.0%         96           59           62.7%

Revenue enhancing improvements              2,539        2,733        -7.1%         33           36           -8.3%
                                          ----------------------------------      ----------------------------------
   Total capital improvements             $ 9,872      $ 7,178        37.5%       $129         $ 95           35.8%
                                          ==================================      ==================================

Repair and maintenance                      9,177        8,127        12.9%        120          108           11.1%
                                          ----------------------------------      ----------------------------------
   Total expenditures                     $19,049      $15,305        24.5%       $249         $203           22.7%
                                          ==================================      ==================================

     Total capital improvements increased $2.7 million or $34 per home in the first quarter of 2002 compared to the same period in 2001. United Dominion will continue to selectively add revenue enhancing improvements that the Company believes will provide a return on investment substantially in excess of United Dominion's cost of capital. Recurring capital expenditures during 2002 are currently expected to be approximately $400 per home.

Real Estate under Development

     Development activity is focused in core markets that have strong operations managers in place. For the quarter ended March 31, 2002, United Dominion invested approximately $6.7 million in real estate projects, down $5.0 million from its 2001 level of $11.7 million.

     The following projects, representing additional phases to existing communities, were under development at March 31, 2002:

                               Number of   Completed      Cost to          Budgeted      Estimated    Expected
                               Apartment   Apartment        Date             Cost           Cost     Completion
                   Location      Homes       Homes     (In thousands)   (In thousands)    Per Home      Date
                  ----------   ---------   ---------   --------------   --------------   ---------   ----------
The Meridian II   Dallas, TX         270         186          $13,500          $17,400     $64,400         2Q02
The Mandolin II   Dallas, TX         178          --            1,800           13,300      74,700         3Q03
                                     ---         ---          -------          -------     -------
        Total                        448         186          $15,300          $30,700     $68,500
                                     ===         ===          =======          =======     =======

     In addition, United Dominion owns nine parcels of land that it continues to hold for future development that had a carrying value at March 31, 2002 of $11.7 million. Eight of the nine parcels represent additional phases to existing communities as United Dominion plans to add apartment homes adjacent to currently owned communities that are in improving markets.

     During the first quarter, Greensview II, a 192 home community located in Denver, Colorado was completed. The property was constructed on schedule and under budget and was 49.0% leased as of March 31, 2002.

Disposition of Investments

     For the quarter ended March 31, 2002, United Dominion did not consummate any sales of real estate, however $3.1 million in proceeds was received on the condemnation of 96 units of a community in California which resulted in a gain of $1.2 million. Subsequent to March 31, 2002, the Company sold four communities with 950 apartment homes in Memphis, Tennessee for a total sales price of $38.7 million. At March 31, 2002, United Dominion took a non-cash charge of $2.3 million to adjust the net book value of this portfolio of assets to equal the net sales proceeds; therefore, no gain or loss will be recognized on the sale (see Note 3 - Real Estate Held for Disposition). The Company continues to pursue its strategy of exiting markets where long-term growth prospects are limited and the redeployment of capital would enhance future growth rates and economies of scale.

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

Financing Activities

     Net cash provided by financing activities during the three months ended March 31, 2002 was $13.3 million compared to net cash used in financing activities of $22.5 million for 2001. As part of the plan to improve the Company's balance sheet position, United Dominion utilized proceeds from dispositions, equity offerings and refinancings to extend maturities, pay down existing debt and purchase new properties.

     In March 2002, United Dominion closed on a $72 million Freddie Mac revolving credit facility through GMAC Commercial Mortgage Corporation. The proceeds of the facility were used to refinance secured loans. The facility has an initial term of 5 years with an option by the Company to extend for an additional four-year term at the then market rate. The Company has the option for variable rate or fixed rate terms. The facility was funded for $70.7 million with an initial floating rate of 2.29%.

     As of March 31, 2002, the Company had borrowed approximately $355 million under its Fannie Mae and Freddie Mac credit facilities. These proceeds were used to refinance existing secured and unsecured debt with a weighted average interest rate of 7.84% and a weighted average maturity of 3.1 years. The Company has rate-locked $150 million of the funded balance at a weighted average interest rate of 6.69% with a weighted average maturity of 9.67 years. The remaining balance on these facilities is currently at a variable rate that averages 2.41%.

     Certain of the refinanced loans were subject to prepayment penalties that resulted in charges to earnings of approximately $18.7 million, $2.7 million of which was incurred in the fourth quarter of 2001 with the balance taken in the first quarter of 2002. Management believes that the net present value of these refinancing transactions ranges from approximately $17 to $20 million.

     In March 2002, United Dominion completed the sale of 3.0 million common shares to Cohen & Steers Management, Inc. at a price of $14.91 per share. The net proceeds of $42.3 million were used to acquire two apartment communities with the balance used to reduce outstanding indebtedness under the Company's revolving credit facilities.

     For the three months ended March 31, 2002, the Company has repaid $236.1 million of secured debt and $54.3 million of unsecured debt.

Credit Facilities

     United Dominion has four secured revolving credit facilities with the Federal National Mortgage Association (the "FNMA Credit Facilities") with an aggregate commitment of $860 million. As of March 31, 2002, $676.3 million was outstanding under the FNMA Credit Facilities leaving $183.7 million of unused capacity. The FNMA Credit Facilities are for an initial term of five or ten years, bear interest at a floating rate and can be extended for an additional five years at United Dominion's discretion. United Dominion has one secured Freddie Mac revolving credit facility through GMAC Commercial Mortgage Corporation (the "Freddie Mac Credit Facility"). As of March 31, 2002, $70.7 million had been funded. The Freddie Mac Credit Facility is for an initial term of five years with an option by the Company to extend for an additional four year term at the then market rate (see Note 4 - Secured Debt).

     United Dominion has a $375 million three-year unsecured revolving credit facility (the "Bank Credit Facility") that matures August 2003. As of March 31, 2002, $197.0 million was outstanding under the Bank Credit Facility leaving $178 million of unused capacity. Under the Bank Credit Facility, the Company may borrow at a rate of LIBOR plus 110 basis points for LIBOR-based borrowings and pays a facility fee, which is equal to 0.25% of the commitment (see Note 5 - Unsecured Debt).

     The FNMA Credit Facilities, the Freddie Mac Credit Facility and the Bank Credit Facility are subject to customary financial covenants and limitations.

     Information concerning short-term bank borrowings under the Company's Bank Credit Facility is summarized in the table that follows (dollars in thousands):

                                                         Three months ended   Twelve months ended
                                                           March 31, 2002      December 31, 2001
                                                         ------------------   -------------------
Total line of credit                                          $375,000            $375,000
Borrowings outstanding at end of period                       $197,000            $230,200
Weighted average daily borrowings during the period           $237,340            $248,367
Maximum daily borrowings outstanding during the period        $311,600            $347,200
Weighted average interest rate during the period                   2.9%                5.2%
Weighted average interest rate at end of period                    2.9%                3.2%
Weighted average interest rate at end of period,
  after giving effect to swap agreements                           6.1%                6.1%


Derivative Instruments

     As part of United Dominion's overall interest rate risk management strategy, the Company uses derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. The Company's derivative transactions used for interest rate risk management include various interest rate swaps with indices that relate to the pricing of specific financial instruments of United Dominion. The Company believes that it has appropriately controlled its interest rate risk through the use of its derivative instruments. Due to the increase in interest rates during the first quarter of 2002, the fair value of the Company's derivative instruments has decreased from an unfavorable value position of $14.9 million at December 31, 2001 to an unfavorable value position of $11.8 million at March 31, 2002 (see
Note 6 - Financial Instruments).

Funds from Operations

     Funds from operations ("FFO") is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from sales of depreciable property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. United Dominion computes FFO for all periods presented in accordance with the recommendations set forth by the National Association of Real Estate Investment Trust's October 1, 1999 White Paper. United Dominion considers FFO in evaluating property acquisitions and its operating performance, and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of United Dominion's operating performance and liquidity. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. Adjusted funds from operations ("AFFO") is defined as FFO less recurring capital expenditures for our stabilized portfolio of $400 per unit in 2002 and $418 per unit in 2001. The 2002 unit charge will be adjusted to actual at year end. The Company believes AFFO is the best measure of economic profitability for real estate investment trusts.

     The following table outlines United Dominion's FFO calculation for the three months ended March 31, (dollars in thousands):

                                                                                2002       2001
-------------------------------------------------------------------------------------------------
Net income (loss)                                                             $ (1,663)  $  5,732

Adjustments:
   Distributions to preferred shareholders                                      (6,875)    (9,063)
   Real estate depreciation, net of outside partners' interest                  38,895     39,932
   Gain on sales of depreciable property, net of outside partners' interest     (1,159)    (3,331)
   Impairment loss on real estate                                                2,301         --
   Minority interests of unitholders in operating partnership                     (579)      (244)
   Real estate depreciation related to unconsolidated entities                     183        184
   Extraordinary item - early extinguishment of debt                            16,049        187
                                                                              --------   --------
   Funds from operations - basic                                              $ 47,152   $ 33,397
                                                                              ========   ========

Adjustment:
   Distribution to preferred shareholders - Series D (Convertible)               3,964      3,857
                                                                              --------   --------
   Funds from operations - diluted                                            $ 51,116   $ 37,254
                                                                              ========   ========

Adjustment:
   Recurring capital expenditures                                               (7,655)    (7,856)
                                                                              --------   --------
   Adjusted funds from operations - diluted                                   $ 43,461   $ 29,398
                                                                              ========   ========

Weighted average number of common shares and OP Units outstanding - basic      111,006    108,954
Weighted average number of common shares and OP Units outstanding - diluted    124,977    121,571

     In the computation of diluted FFO, OP Units and the convertible Series D preferred shares are dilutive; therefore, they are included in the diluted share count.

Results of Operations

Net Loss Available to Common Shareholders

     The net loss available to common shareholders was $8.5 million or $.08 per share for the quarter ended March 31, 2002, compared to a net loss of $3.3 million or $.03 per share for 2001, representing an increase in the net loss available to common shareholders of $5.2 million or $.05 per share. The increase in net loss available to common shareholders was primarily attributable to an extraordinary charge for the early extinguishment of debt of $.15 per share, related to the secured debt refinancing activity completed during the quarter (see discussion under "Financing Activities") offset by a $.05 per share decrease in interest expense. For the comparable period in 2001, the net loss available to common shareholders reflects the impact of a $5.4 million or $.05 per share non-recurring charge related to organizational restructuring and related costs. Before the effect of extraordinary and non-recurring charges, net income available to common shareholders for the three months ended March 31, 2002 was $7.5 million or $.07 per share compared to $2.3 million or $.02 per share for the comparable period in 2001.

Apartment Community Operations

     United Dominion's net income is primarily generated from the operations of its apartment communities. The following table summarizes the operating performance of United Dominion's total apartment portfolio for each of the periods presented (dollars in thousands):

                                          Three Months Ended
                                                March 31,
                                   ------------------------------
                                    2002         2001    % Change
                                   ------------------------------
Property rental income             $158,698   $155,262      2.2%

Property rental expense*            (58,751)   (58,347)     0.7%
                                   --------   --------      ---
Property operating income          $ 99,947   $ 96,915      3.1%
                                   ========   ========      ===

Weighted average number of homes     77,741     77,011      0.9%

Physical occupancy                     93.5%      93.6%    -0.1%

     *    Excludes depreciation, amortization and property management expenses.

     The increase in property operating income provided by the same communities, development communities and acquisition communities since March 31, 2001, was partially offset by the loss of property operating income due to the disposition of 1,990 apartment homes during 2001. For the first quarter 2002, the weighted average number of apartment homes increased 0.9% from the three month period ended March 31, 2001 to the three month period ended March 31, 2002.

Same Communities

     United Dominion's same communities (those communities acquired, developed or stabilized prior to January 1, 2001 and held on January 1, 2002 which consisted of 71,968 apartment homes for the three month period) provided 93% of the Company's property operating income for the three months ended March 31, 2002.

     For the first quarter of 2002, property operating income for the same communities increased 2.8% or $2.5 million compared to the same period in 2001. The growth in property operating income resulted from a $2.5 million or 1.7% increase in property rental income over the same period in the prior year. The increase was driven by a $3.5 million or 2.3% increase in rental rates that were partially offset by higher concessions and an increase in vacancy loss. During this same period, property operating expenses at these same communities remained flat.

     As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property operating income divided by property rental income) increased 0.6% to 63.2%.

Non-Mature Communities

     The remaining 7% of United Dominion's property operating income during the first quarter of 2002 was generated from its non-mature communities (those communities acquired or developed during 2001 and 2002 and those properties classified in held for disposition). United Dominion's development communities, which included 1,634 apartment homes constructed since January 1, 2001, provided an additional $1.4 million of property operating income for the three months ended March 31, 2002. In addition, the seven communities with 1,954 apartment homes acquired by United Dominion during 2001 and 2002 provided an additional $2.3 million of property operating income for the three month period. The nine communities with 2,366 apartment homes classified as real estate held for disposition provided an additional $2.5 million of property operating income for the three months ended March 31, 2002.

Interest Expense

     During the first quarter of 2002, interest expense decreased $4.8 million from the corresponding period in 2001 primarily due to decreasing interest rates that were partially offset by the overall increase in the weighted average level of debt outstanding. For the quarter ended March 31, 2002, the weighted average amount of debt outstanding increased 10.4% or $200.0 million when compared to the same period in the prior year and the weighted average interest rate decreased from 7.4% for the three months ended March 31, 2001 to 5.9% in 2002. The weighted average amount of debt employed during 2002 is higher as United Dominion borrowed additional funds under the Company's Fannie Mae and Freddie Mac credit facilities, the proceeds of which were primarily used to refinance secured loans. The decrease in the average interest rate during 2002 reflects the ability of the Company to take advantage of declining interest rates through refinancing and the utilization of variable rate debt.

Impairment Loss on Real Estate

     The Company is diligently pursuing its strategy of exiting markets where long-term growth prospects are limited and the redeployment of capital would enhance future growth rates and economies of scale. During the quarter, United Dominion placed nine assets, with an aggregate book value of $89.3 million, under contract of sale and reclassified them as "Real estate held for disposition." These sales will close in the second quarter of 2002 and will result in the withdrawal from the Markets of Naples, Florida, Tucson, Arizona, Las Vegas, Nevada and substantially all of Memphis, Tennessee. Although United Dominion anticipates that these sales will result in an aggregate net gain, certain of these assets are contracted at net selling prices below their net book values at March 31, 2002. As a result, the Company recorded an aggregate $2.3 million impairment loss during the first quarter for the write-down of a portfolio of five apartment communities in Memphis, Tennessee.

General and Administrative

     For the three months ended March 31, 2002, general and administrative expenses increased $2.7 million or 60.8% over 2001. The increase was primarily due to an increase in incentive compensation expense and a provision made for the pending buyout of certain long-term security monitoring contracts that the Company currently has on approximately 25% of its portfolio.

Gains on Sales of Investments

     For the three months ended March 31, 2002, United Dominion recognized gains for financial reporting purposes of $1.2 million compared to $4.1 million for the comparable periods last year. Changes in the level of gains recognized from period to period reflect the changing level of United Dominion's divestiture activity from period to period as well as the extent of gains related to specific properties sold.

Inflation

     United Dominion believes that the direct effects of inflation on the Company's operations have been inconsequential. Substantially all of the Company's leases are for a term of one year or less which generally minimizes United Dominion's risk from the adverse effects of inflation.



Factors Affecting Our Business and Prospects

     There are many factors that affect our business and the results of our operations, some of which are beyond our control. These factors include:

     . Unfavorable changes in apartment market and economic conditions that could adversely affect occupancy levels and rental rates.

     . The failure of acquisitions to achieve anticipated results.

     . Possible difficulty in selling apartment communities.

     . Competitive factors that may limit our ability to lease apartment homes or increase or maintain rents.

     . Insufficient cash flow that could affect our debt financing and create refinancing risk.

     . Failure to generate sufficient revenue, which could impair our debt service payments and distributions to shareholders.

     . Development and construction risks that may impact our profitability.

     . Our failure to succeed in new markets.

     . Changing interest rates, which could increase interests costs and affect the market price of our securities.

     . Potential liability for environmental contamination, which could result in substantial costs.

     . Certain tax risks if we fail to qualify as a REIT in any taxable year.

     For a discussion of these and other factors affecting our business and prospects, see "Item 1. - Business--Factors Affecting Our Business and Prospects" in our Annual Report on Form 10-K for the year ended
December 31, 2001.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-----------------------------------------------------------------

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

     See United Dominion's Form 10-K for the year ended December 31, 2001 "Item 7A Qualitative and Quantitative Disclosures About Market Risk" for a more complete discussion of our interest rate sensitive assets and liabilities. As of March 31, 2002, United Dominion's market risk has not changed materially from the amounts reported on the Form 10-K for the year ended December 31, 2001.

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

(b)  Reports on Form 8-K

     We filed the following Current Reports on Form 8-K during the quarter ended March 31, 2002. The information provided under Item 9. Regulation FD Disclosure is not deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

     Current Report on Form 8-K dated January 4, 2002, filed with the Securities and Exchange Commission on January 4, 2002, under Item 5. Other Events.

     Current Report on Form 8-K dated January 15, 2002, filed with the Securities and Exchange Commission on January 16, 2002, under Item 5. Other Events.

     Current Report on Form 8-K dated January 18, 2002, filed with the Securities and Exchange Commission on January 22, 2002, under Item 5. Other Events.

     Current Report on Form 8-K dated February 27, 2002, filed with the Securities and Exchange Commission on March 6, 2002, under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, and
     Item 9. Regulation FD Disclosure.

     Current Report on Form 8-K dated February 4, 2002, filed with the Securities and Exchange Commission on March 15, 2002, under Item 5. Other Events.

     Current Report on Form 8-K dated March 19, 2002, filed with the Securities and Exchange Commission on March 19, 2002, under Item 5. Other Events and under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

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

Exhibit             Description               Location
-------             -----------               --------

4(ii)(i)   Credit Agreement dated as of       Filed herewith.
           February 26, 2002, between the
           Company and certain subsidiaries
           and GMAC Commercial Mortgage
           Corporation, as Lender.

12         Computation of Ratio of Earnings   Filed herewith.
           to Fixed Charges.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Dominion Realty Trust, Inc.
----------------------------------
          (registrant)


Date: May 14, 2002                             /s/ Christopher D. Genry
-----------------------                        ---------------------------------
                                               Christopher D. Genry
                                               Executive Vice President and
                                                      Chief Financial Officer


Date: May 14, 2002                             /s/ Scott A. Shanaberger
-----------------------                        ---------------------------------
                                               Scott A. Shanaberger
                                               Senior Vice President and
                                                      Chief Accounting Officer