Form 10-Q
period 2002-06-30
UNITED DOMINION REALTY TRUST INC
filed 2002-08-14
CIK 74208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

(    ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-10524

United Dominion Realty Trust, Inc.
(Exact name of registrant as specified in its charter)

Virginia	54-0857512
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

1745 Shea Center Drive, Suite 200, Highlands Ranch, Colorado 80129
(Address of principal executive offices—zip code)

(720) 283-6120
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to filing requirements for the past 90 days. Yes    X     No

The number of shares of the issuer’s common stock, $1 par value, outstanding as of August 9, 2002 was 107,060,086.

UNITED DOMINION REALTY TRUST, INC.
FORM 10-Q

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Real estate owned:
Real estate held for investment (Note 2)	$3,775,015	$3,858,579
Less: accumulated depreciation	(665,663)	(646,366)

	3,109,352	3,212,213
Real estate under development	13,398	40,240
Real estate held for disposition (net of accumulated depreciation of $37,213 and $0) (Note 3)	207,084	8,848

Total real estate owned, net of accumulated depreciation	3,329,834	3,261,301
Cash and cash equivalents	5,579	4,641
Restricted cash	20,612	26,830
Deferred financing costs, net	19,293	15,802
Investment in unconsolidated development joint venture	—	3,355
Other assets	30,059	36,162

Total assets	$3,405,377	$3,348,091

LIABILITIES AND SHAREHOLDERS’ EQUITY
Secured debt (Note 4)	$1,018,628	$974,177
Real estate held for disposition secured debt (Note 3)	16,895	—

Total secured debt	1,035,523	974,177
Unsecured debt (Note 5)	1,087,337	1,090,020
Real estate taxes payable	23,834	28,099
Accrued interest payable	14,465	16,779
Security deposits and prepaid rent	20,271	20,481
Distributions payable	35,539	33,457
Accounts payable, accrued expenses and other liabilities	59,264	66,688
Real estate held for disposition other liabilities (Note 3)	4,048	—

Total liabilities	2,280,281	2,229,701

Minority interests	71,823	75,665

Shareholders’ equity
Preferred stock, no par value; $25 liquidation preference, 25,000,000 shares authorized; 5,416,009 shares 8.60% Series B Cumulative Redeemable issued and outstanding (5,416,009 in 2001)	135,400	135,400
8,000,000 shares 7.50% Series D Cumulative Convertible Redeemable issued and outstanding (8,000,000 in 2001)	175,000	175,000
Common stock, $1 par value; 150,000,000 shares authorized 107,360,864 shares issued and outstanding (103,133,279 in 2001)	107,361	103,133
Additional paid-in capital	1,151,060	1,098,029
Distributions in excess of net income	(495,959)	(448,345)
Deferred compensation—unearned restricted stock awards	(3,472)	(1,312)
Notes receivable from officer-shareholders	(3,152)	(4,309)
Accumulated other comprehensive loss (Note 6)	(12,965)	(14,871)

Total shareholders’ equity	1,053,273	1,042,725

Total liabilities and shareholders’ equity	$3,405,377	$3,348,091

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
REVENUES
Rental income	$147,394	$140,337	$292,781	$282,608
Non-property income	400	669	747	1,805

Total revenues	147,794	141,006	293,528	284,413

EXPENSES
Rental expenses:
Real estate taxes and insurance	16,686	15,100	33,032	30,664
Personnel	14,087	13,619	28,549	28,187
Utilities	8,019	8,781	16,586	18,541
Repair and maintenance	8,584	7,642	17,007	15,419
Administrative and marketing	4,861	4,941	10,284	10,121
Property management	4,345	4,051	8,706	7,480
Other operating expenses	322	346	656	776
Real estate depreciation	37,179	34,135	72,808	71,617
Interest	32,445	34,474	63,946	70,332
Severance costs and other organizational charges	—	—	—	5,404
Impairment loss on real estate and investments	—	—	—	2,413
General and administrative	4,893	5,642	12,515	10,147
Other depreciation and amortization	1,214	813	2,273	1,658

Total expenses	132,635	129,544	266,362	272,759

Income before gains on sales of investments, minority interests and extraordinary item	15,159	11,462	27,166	11,654
Gains on sales of depreciable property	—	20,647	1,248	24,748

Income before minority interests and extraordinary item	15,159	32,109	28,414	36,402
Minority interests of unitholders in outside partnerships	(266)	(285)	(721)	(1,289)
Minority interests of unitholders in operating partnerships	(488)	(1,345)	(849)	(951)

Income before discontinued operations and extraordinary item	14,405	30,479	26,844	34,162
Income from discontinued operations, net of minority interests (Note 3)	12,825	2,029	13,552	4,252

Income before extraordinary item	27,230	32,508	40,396	38,414
Extraordinary item—early extinguishment of debt, net of minority interests	158	(263)	(14,669)	(437)

Net income	27,388	32,245	25,727	37,977
Distributions to preferred shareholders—Series A and B	(2,911)	(4,733)	(5,822)	(9,939)
Distributions to preferred shareholders—Series D (Convertible)	(3,964)	(3,857)	(7,929)	(7,714)
Premium on preferred share repurchases	—	(3,519)	—	(3,496)

Net income available to common shareholders	$20,513	$20,136	$11,976	$16,828

Earnings (loss) per common share—basic:
Income before discontinued operations and extraordinary item, net of minority interests	$0.07	$0.18	$0.12	$0.13
Income from discontinued operations, net of minority interests	$0.12	$0.02	$0.13	$0.04
Extraordinary item, net of minority interests	—	—	($0.14)	—
Net income available to common shareholders	$0.19	$0.20	$0.11	$0.17

Earnings (loss) per common share—diluted:
Income before discontinued operations and extraordinary item, net of minority interests	$0.07	$0.18	$0.12	$0.13
Income from discontinued operations, net of minority interests	$0.12	$0.02	$0.13	$0.04
Extraordinary item, net of minority interests	—	—	($0.14)	—
Net income available to common shareholders	$0.19	$0.20	$0.11	$0.17

Common distributions declared per share	$0.2775	$0.2700	$0.5550	$0.5400

Weighted average number of common shares outstanding-basic	107,016	100,858	105,349	101,115
Weighted average number of common shares outstanding-diluted	108,242	101,590	106,454	101,713

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Operating Activities
Net income	$25,727	$37,977
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	81,253	80,146
Impairment loss on real estate and investments	—	3,188
Gains on sales of investments	(12,744)	(24,748)
Minority interests	1,495	2,520
Extraordinary item—early extinguishment of debt	16,762	559
Amortization of deferred financing costs and other	1,955	1,677
Changes in operating assets and liabilities:
(Decrease) / increase in operating liabilities	(7,033)	1,436
Decrease in operating assets	9,527	14,465

Net cash provided by operating activities	116,942	117,220

Investing Activities
Proceeds from sales of real estate investments, net	91,772	114,035
Development of real estate assets and other major improvements	(7,411)	(30,296)
Acquisition of real estate assets, net of liabilities assumed	(179,496)	(8,296)
Capital expenditures—real estate assets, net of escrow reimbursement	(21,298)	(23,453)
Capital expenditures—non-real estate assets	(1,231)	(581)

Net cash (used in) / provided by investing activities	(117,664)	51,409

Financing Activities
Proceeds from the issuance of secured debt	324,282	25,780
Scheduled principal payments on secured debt	(6,488)	(5,991)
Non-scheduled principal payments and prepayment penalties on secured debt	(287,139)	(31,947)
Proceeds from the issuance of unsecured debt	198,476	—
Payments on unsecured debt	(54,280)	(21,308)
Net (repayment)/borrowing of short-term bank debt	(148,000)	79,100
Payment of financing costs	(4,024)	(499)
Proceeds from the issuance of common stock	57,707	4,351
Distributions paid to minority interests	(4,356)	(8,659)
Distributions paid to preferred shareholders	(13,653)	(19,192)
Distributions paid to common shareholders	(57,605)	(54,593)
Repurchase of common and preferred stock	(3,260)	(132,305)

Net cash provided by (used in) financing activities	1,660	(165,263)

Net increase in cash and cash equivalents	938	3,366
Cash and cash equivalents, beginning of period	4,641	10,305

Cash and cash equivalents, end of period	$5,579	$13,671

Supplemental Information:
Interest paid during the period	$69,913	$74,961
Issuance of restricted stock awards	2,904	1,547
Non-cash transactions:
Secured debt assumed with the acquisition of properties	29,076	18,229
Reduction in secured debt from the disposition of properties	14,193	7,694
Conversion of operating partnership units to common stock (80,104 shares in 2002 and 10,739 shares in 2001)	1,063	117

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)
(Unaudited)

	Preferred Stock		Common Stock		Paid-in Capital	Distribution in Excess of Net Income	Deferred Compensation- Unearned Restricted Stock Awards	Notes Receivable from Officer- Shareholders	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2001	13,416,009	$310,400	103,133,279	$103,133	$1,098,029	$(448,345)	$(1,312)	$(4,309)	$(14,871)	$1,042,725
Comprehensive Income
Net income						25,727				25,727
Other comprehensive income:
Unrealized gain on derivative instruments (Note 6)									1,906	1,906

Comprehensive income						25,727			1,906	27,633

Issuance of common shares to employees, officers and director-shareholders			844,261	844	8,971					9,815
Issuance of common shares through dividend reinvestment and stock purchase plan			148,048	148	2,282					2,430
Issuance of common shares through public offering			3,166,800	3,167	41,139					44,306
Purchase of common stock			(207,118)	(207)	(3,053)					(3,260)
Issuance of restricted stock awards			195,490	195	2,709		(2,904)			—
Adjustment for cash purchase and conversion of minority interests of unitholders in operating partnerships			80,104	81	983					1,064
Principal repayments on notes receivable from officer-shareholders								1,157		1,157
Common stock distributions declared ($.2775 per share)						(59,590)				(59,590)
Preferred stock distributions declared-Series B ($.5375 per share)						(5,822)				(5,822)
Preferred stock distributions declared-Series D ($.4955 per share)						(7,929)				(7,929)
Amortization of deferred compensation							744			744

Balance, June 30, 2002	13,416,009	$310,400	107,360,864	$107,361	$1,151,060	$(495,959)	$(3,472)	$(3,152)	$(12,965)	$1,053,273

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002
(Unaudited)

1.    CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of United Dominion and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership”), and Heritage Communities L.P. (the “Heritage OP”), (collectively, “United Dominion”). As of June 30, 2002, there were 74,974,018 units in the Operating Partnership outstanding, of which 68,589,282 units, or 91.5%, were owned by United Dominion and 6,384,736 units, or 8.5%, were owned by non-affiliated limited partners. As of June 30, 2002, there were 5,501,300 units in the Heritage OP outstanding, of which 4,906,867 units, or 89.2%, were owned by United Dominion and 594,433 units, or 10.8%, were owned by non-affiliated limited partners. The consolidated financial statements of United Dominion include the minority interests of the unitholders in the operating partnerships.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and related notes appearing in United Dominion’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission.

In the opinion of management, the consolidated financial statements reflect all adjustments which are necessary for the fair presentation of financial position at June 30, 2002 and results of operations for the interim periods ended June 30, 2002 and 2001. Such adjustments are normal and recurring in nature. All significant inter-company accounts and transactions have been eliminated in consolidation. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

2.    REAL ESTATE HELD FOR INVESTMENT

At June 30, 2002, there are 254 communities with 73,102 apartment homes classified as real estate held for investment. The following table summarizes the components of real estate held for investment at June 30, 2002 and December 31, 2001 (dollars in thousands):

	June 30, 2002	December 31, 2001
Land and land improvements	$ 693,348	$ 695,923
Buildings and improvements	2,875,763	2,945,741
Furniture, fixtures and equipment	205,715	216,637
Construction in progress	189	278

Real estate held for investment	3,775,015	3,858,579
Accumulated depreciation	(665,663)	(646,366)

Real estate held for investment, net of accumulated depreciation	$3,109,352	$3,212,213

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002
(Unaudited)

3.    INCOME FROM DISCONTINUED OPERATIONS

United Dominion adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as of January 1, 2002. SFAS No. 144 requires, among other things, that the primary assets and liabilities and the results of operations of United Dominion’s real properties which have been sold during 2002, or otherwise qualify as held for disposition (as defined by SFAS No. 144), be classified as discontinued operations and segregated in United Dominion’s Consolidated Statements of Operations and Balance Sheets. Properties classified as real estate held for disposition generally represent properties that are under contract for sale and are expected to close within the next twelve months.

During the six months ended June 30, 2002, United Dominion had sold nine communities and one commercial property with a total of 2,366 apartment homes. At June 30, 2002, United Dominion had a portfolio of 5,151 apartment homes with a net book value of $197.5 million and four parcels of land with a net book value of $9.6 million included in real estate held for disposition. The results of operations for these properties are classified on the Consolidated Statements of Operations in the line item entitled “Income from discontinued operations, net of minority interests.” Real estate held for disposition contributed property operating income (property rental income less property operating expenses) of $5.2 million and $10.7 million for the three and six month periods ended June 30, 2002 and $5.4 million and $10.7 million for the three and six month periods ended June 30, 2001. The assets and liabilities for these properties are classified on the Consolidated Balance Sheets in the line items entitled “Real estate held for disposition,” “Real estate held for disposition secured debt,” and “Real estate held for disposition other liabilities.”

The following is a summary of income from discontinued operations for the three and six-month periods ended June 30, 2002 and 2001 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Rental income	$11,396	$13,535	$25,042	$26,931

Rental expenses	5,221	5,988	10,810	11,906
Other expenses	3,198	5,279	7,857	9,596
Impairment loss on real estate and investments	—	—	2,301	775

	8,419	11,267	20,968	22,277
Income before gains on sales of investments, minority interests and extraordinary items	2,977	2,268	4,074	4,654
Gains on sales of depreciable property	11,825	—	11,496	—

Income before minority interests and extraordinary item	14,802	2,268	15,570	4,654
Minority interests on income from discontinued operations	(854)	(149)	(901)	(312)

Income before extraordinary item	13,948	2,119	14,669	4,342
Extraordinary item—early extinguishment of debt, net of minority interests	(1,123)	(90)	(1,117)	(90)

Income from discontinued operations, net of minority interests	$12,825	$2,029	$13,552	$4,252

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002
(Unaudited)

4.    SECURED DEBT

Secured debt on continuing and discontinued operations, which encumbers $1.7 billion or 42.7% of United Dominion’s real estate owned ($2.3 billion or 57.3% of United Dominion’s real estate owned is unencumbered) consists of the following at June 30, 2002 (dollars in thousands):

	Principal Outstanding		Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
	June 30, 2002	December 31, 2001	2002	2002	2002
Fixed Rate Debt
Mortgage notes payable (a)	$204,737	$450,643	7.60%	6.4	27
Tax-exempt secured notes payable	61,805	65,806	6.68%	12.1	8
Fannie Mae credit facilities	288,875	—	6.40%	8.6	9
Fannie Mae credit facilities—swapped	17,000	17,000	7.04%	15.3	—

Total fixed rate secured debt	572,417	533,449	6.88%	8.4	44

Variable Rate Debt
Fannie Mae credit facilities	370,469	405,731	2.72%	14.6	51
Freddie Mac credit facility	70,669	—	2.23%	8.6	8
Tax-exempt secured notes payable	9,970	19,915	1.76%	20.1	2
Mortgage notes payable	11,998	15,082	4.97%	7.7	3

Total variable rate secured debt	463,106	440,728	2.68%	13.6	64

Total Secured Debt	$1,035,523	$974,177	5.00%	10.7	108

(a)
Includes fair value adjustments aggregating $3.0 million at June 30, 2002 and $7.9 million at December 31, 2001, recorded in connection with the assumption of debt associated with two acquisitions consummated in 1998.

Approximate principal payments due during each of the next five calendar years and thereafter, as of June 30, 2002, are as follows (dollars in thousands):

Year	Fixed Rate Maturities	Variable Rate Maturities	Total Secured Maturities
2002	$15,091	$2,468	$17,559
2003	18,291	534	18,825
2004	69,794	556	70,350
2005	19,339	4,825	24,164
2006	35,766	3,849	39,615
Thereafter	397,136	467,874	865,010

	$555,417	$480,106	$1,035,523

For the three and six months ended June 30, 2002, United Dominion recognized $0.2 million ($.00 per share) of extraordinary gains, net of minority interests, and $14.7 million ($.14 per share) in extraordinary losses, net of minority interests, as a result of prepayment penalties incurred from the refinancing of certain secured loans using proceeds from the Fannie Mae and Freddie Mac credit facilities.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002
(Unaudited)

5.    UNSECURED DEBT

A summary of unsecured debt at June 30, 2002 and December 31, 2001 is as follows (dollars in thousands):

	2002	2001
Commercial Banks
Borrowings outstanding under an unsecured credit facility due August 2003 (a)	$82,200	$230,200

Borrowings outstanding under an unsecured term loan due May 2004-2005 (b)	100,000	100,000

Senior Unsecured Notes – Other
7.60% Medium-Term Notes due January 2002	—	46,750
7.65% Medium-Term Notes due January 2003 (c)	10,000	10,000
7.22% Medium-Term Notes due February 2003	11,815	11,815
8.63% Notes due March 2003	78,030	78,030
7.98% Notes due March 2002–2003 (d)	7,428	14,857
5.05% City of Portland, OR Bonds due October 2003	7,345	7,345
7.67% Medium-Term Notes due January 2004	53,510	53,510
7.73% Medium-Term Notes due April 2005	22,400	22,400
7.02% Medium-Term Notes due November 2005	49,760	49,760
7.95% Medium-Term Notes due July 2006	103,179	103,179
7.07% Medium-Term Notes due November 2006	25,000	25,000
7.25% Notes due January 2007	105,020	105,020
ABAG Tax-Exempt Bonds due August 2008	46,700	46,700
8.50% Monthly Income Notes due November 2008	57,400	57,400
6.50% Notes due June 2009 (e)	200,000	—
8.50% Debentures due September 2024 (f)	124,920	124,920
Other (g)	2,630	3,134

	905,137	759,820

Total Unsecured Debt	$1,087,337	$1,090,020

(a)
As of June 30, 2002, United Dominion had eight interest rate swap agreements associated with commercial bank borrowings with an aggregate notional value of $155 million under which United Dominion pays a fixed rate of interest and receives a variable rate of interest on the notional amounts. The interest rate swaps, which mature over the period from October 2002 to July 2004, effectively change United Dominion’s interest rate exposure on the $155 million of borrowings from a variable rate to a weighted average fixed rate of approximately 6.98%. The weighted average interest rate of the total $82.2 million and $230.2 million in commercial borrowings, after giving effect to swap agreements, was 6.98% and 6.1% at June 30, 2002 and December 31, 2001, respectively.

(b)
As of June 30, 2002, United Dominion had five interest rate swap agreements associated with borrowings under the term loan with an aggregate notional value of $100 million under which United Dominion pays a fixed rate of interest and receives a variable rate of interest on the notional amounts. The interest rate swaps, which mature in May 2003 and May 2004, effectively change United Dominion’s interest rate exposure on these borrowings from a variable rate to a weighted average fixed rate of approximately 7.53%.

(c)
United Dominion has one interest rate swap agreement associated with these unsecured notes with an aggregate notional value of $10 million under which United Dominion pays a fixed rate of interest and receives a variable rate on the notional amount. The interest rate swap agreement, which matures in January 2003, effectively changes United Dominion’s interest rate exposure on the $10 million from a variable rate to a fixed rate of 7.65%.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002
(Unaudited)

(d)	Payable annually in three equal principal installments of $7.4 million. The first installment was paid in 2001 and the second installment was paid in the first quarter of 2002.
(e)
In June 2002, United Dominion issued $200 million of 6.50% senior unsecured notes due in June 2009. The net proceeds of $198.3 million from the sale were used to reduce outstanding debt under United Dominion’s $375 million unsecured revolving credit facility.

(f)	Includes an investor put feature that grants a one-time option to redeem the debentures in September 2004.
(g)
Includes $2.6 million and $3.0 million at June 30, 2002 and December 31, 2001, respectively, of deferred gains from the termination of interest rate risk management agreements which are being amortized over their remaining useful life of 3.3 years.

6.    FINANCIAL INSTRUMENTS

United Dominion accounts for its derivative instruments in accordance with Statements of Financial Accounting Standards No. 133 and 138, “Accounting for Certain Derivative Instruments and Hedging Activities.” At June 30, 2002, all of United Dominion’s derivative financial instruments are interest rate swap agreements that are designated as cash flow hedges of debt with variable interest rate features, and are qualifying hedges for financial reporting purposes. For derivative instruments that qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings during the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.

The fair value of United Dominion’s derivative instruments is reported on balance sheet at their current fair value. Estimated fair values for interest rate swaps rely on prevailing market interest rates. These fair value amounts should not be viewed in isolation, but rather in relation to the values of the underlying hedged transactions and investments and to the overall reduction in exposure to adverse fluctuations in interest rates. Each interest rate swap agreement is designated with all or a portion of the principal balance and term of a specific debt obligation. The interest rate swaps involve the periodic exchange of payments over the life of the related agreements. Amounts received or paid on the interest rate swaps are recorded on an accrual basis as an adjustment to the related interest expense of the outstanding debt based on the accrual method of accounting. The related amounts payable to and receivable from counterparties are included in other liabilities and other assets, respectively.

The following table presents the fair values of United Dominion’s derivative financial instruments outstanding, based on external market quotations, as of June 30, 2002 (dollars in thousands):

Notional Amount	Fixed Rate	Type of Contract	Effective Date	Contract Maturity	Fair Value
Secured Debt:
FNMA
$ 7,000	6.78%	Swap	06/30/99	06/30/04	$(445)
10,000	7.22%	Swap	12/01/99	04/01/04	(643)

17,000	7.04%				(1,088)
Unsecured Debt:
Bank Credit Facility
5,000	7.32%	Swap	06/26/95	07/01/04	(333)
10,000	7.14%	Swap	10/18/95	10/03/02	(215)
5,000	6.98%	Swap	11/21/95	10/03/02	(103)
25,000	7.39%	Swap	11/01/00	08/01/03	(1,205)
25,000	7.39%	Swap	11/01/00	08/01/03	(1,205)
25,000	7.21%	Swap	12/01/00	08/01/03	(1,152)
25,000	7.21%	Swap	12/04/00	08/01/03	(1,152)
35,000	5.98%	Swap	03/13/01	04/01/03	(854)

155,000	6.98%				(6,219)

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002
(Unaudited)

Notional Amount	Fixed Rate	Type of Contract	Effective Date	Contract Maturity	Fair Value
Unsecured Debt:
Bank Term Loan
25,000	7.49%	Swap	11/15/00	05/15/03	(989)
20,000	7.49%	Swap	11/15/00	05/15/03	(792)
23,500	7.62%	Swap	11/15/00	05/15/04	(1,603)
23,000	7.62%	Swap	11/15/00	05/15/04	(1,569)
8,500	7.26%	Swap	12/04/00	05/15/03	(319)

100,000	7.53%				(5,272)

Medium-Term Notes
10,000	7.65%	Swap	01/26/99	01/27/03	(439)

$282,000					$(13,018)

During the quarter ended June 30, 2002, United Dominion recognized $1.3 million of unrealized losses in accumulated other comprehensive income and a $1.8 thousand loss in net income related to the ineffective portion of our hedging instruments. In addition, United Dominion recognized $13.0 million of derivative financial instrument liabilities on the Consolidated Balance Sheet. For the six months ended June 30, 2002, United Dominion recognized $1.9 million of net unrealized gains in accumulated other comprehensive income and a $7.1 thousand gain in net income related to the ineffective portion of our hedging instruments.

As of June 30, 2002, United Dominion expects to reclassify $12.3 million of net losses on derivative instruments from accumulated other comprehensive income to earnings (interest expense which, combined with the interest paid on the underlying debt, results in interest expense at the fixed rates shown above) during the next twelve months on the related hedged transactions.

7.    EARNINGS PER SHARE

Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed based upon common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on United Dominion’s average stock price.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002
(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Numerator for basic and diluted earnings per share—net income available to common shareholders	$20,513	$20,136	$11,976	$16,828

Denominator:
Beginning denominator for basic and diluted earnings per share—weighted average common shares outstanding	107,293	101,011	105,626	101,268
Non-vested restricted stock	(277)	(153)	(277)	(153)

Denominator for basic earnings per share	107,016	100,858	105,349	101,115

Effect of dilutive securities:
Employee stock options and non-vested restricted stock awards	1,226	732	1,105	598

Denominator for diluted earnings per share	108,242	101,590	106,454	101,713

Basic and diluted earnings per share	$0.19	$0.20	$0.11	$0.17

The effect of the conversion of the operating partnership units and convertible preferred stock is not dilutive and is therefore not included in the above calculations. If the operating partnership units were converted to common stock, the additional shares of common stock outstanding for the three and six months ended June 30, 2002 and 2001 would be 7,003,884 and 7,029,393 for 2002 and 7,416,706 and 7,421,208 for 2001, respectively. If the convertible preferred stock was converted to common stock, the additional shares of common stock outstanding for the three and six months ended June 30, 2002 and 2001 would be 12,307,692 common shares.

8.    COMPREHENSIVE INCOME

Total comprehensive income for the three and six months ended June 30, 2002 and 2001 was $26.1 million and $27.6 million for 2002 and $31.5 million and $28.1 million for 2001, respectively. The difference between net income and total comprehensive income is primarily due to the fair value of accounting for interest rate swaps.

9.    COMMITMENTS AND CONTINGENCIES

Commitments

United Dominion is committed to completing its real estate currently under development, which has an estimated cost to complete of $11.2 million at June 30, 2002.

Contingencies

         In May 2001, the shareholders of United Dominion approved the Out-Performance Program (the “Program”) pursuant to which executives and other key officers of United Dominion were given the opportunity to invest in United Dominion by purchasing performance shares (“Out-Performance Partnership Shares” or “OPPSs”) of the Operating Partnership for an initial investment of $1.27 million (the full market value of the OPPSs at inception, as determined by Salomon Smith Barney, Inc.). The Program measures United Dominion’s performance over a 28-month period beginning February 2001. The Program is designed to provide participants with the possibility of substantial returns on their investment if United Dominion’s total return, considering the reinvestment of dividend income as well as share price appreciation, on its common stock during the measurement period exceeds the greater of industry average (defined as the total cumulative return of the Morgan Stanley REIT Index over the same period) or a 30% total return (12% annualized) (the “minimum return”). At the conclusion of the measurement period, if United Dominion’s total return satisfies these criteria, the holders of the OPPSs will receive distributions and allocations of income and loss from the Operating Partnership equal to the distributions and allocations that would be received on the number of interests in the Operating Partnership (“OP Units”) obtained by: (i) determining the amount by which the cumulative total return of United Dominion’s common stock

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002
(Unaudited)

over the measurement period exceeds the greater of the cumulative total return of the peer group index (the Morgan Stanley REIT Index) or the minimum return (such being the “excess return”); (ii) multiplying 4% of the excess return by United Dominion’s market capitalization (defined as the average number of shares outstanding over the 28-month period multiplied by the daily closing price of United Dominion’s common stock); and (iii) dividing the number obtained in (ii) by the market value of one share of United Dominion common stock on the valuation date, determined by the volume-weighted average price of the common stock for the 20 trading days immediately preceding the valuation date, capped at 2% of market capitalization. If, on the valuation date, the cumulative total return of United Dominion’s common stock does not meet the minimum return or the total return of the peer group and there is no excess return, then the holders of the OPPSs will forfeit their entire initial investment of $1.27 million. The OPPSs, unlike United Dominion’s other OP Units, are not convertible into common stock except upon a change of control of United Dominion or upon the death of the participant. It is this feature, combined with the fact that management paid market value for the shares, that we believe makes this program better than previous programs, such as stock options, that were likewise designed to motivate and retain executives and key management. It ensures that management’s goals are perpetually aligned with the shareholders since the OP Units can not be conveyed or disposed of except as outlined previously. Accordingly, the contingently issuable OPPSs are not included in common stock and common stock equivalents in the calculation of earnings per share. Based upon results through June 30, 2002, 1,066,414 OPPSs would have been issued. However, since the ultimate determination of OPPSs to be issued will not occur until June 2003, and the number of OPPSs is determinable only upon future events, the financial statements do not reflect any additional impact for these events.

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

10.    RELATED PARTY TRANSACTIONS

As of June 30, 2002 the Company has $3.2 million of Notes Receivable from certain Officers and Directors of the Company (original principal balances of $3.6 million), at an interest rate of 7.0% and maturities scheduled from December 2002 to June 2004. The purpose of the loans was for the borrowers to purchase shares of the Company’s common stock pursuant to the Company’s 1991 Stock Purchase and Loan Plan. The loans are evidenced by Promissory Notes between the borrowers and the Company and are secured by a pledge of the shares of common stock (289,250 shares with a market value of $4.6 million at June 30, 2002). The Notes require that dividends received on the shares be applied towards payment of the Notes.

In addition, the Company entered into a Servicing and Purchase Agreement ( the “Servicing Agreement”) with Sun Trust Bank (the “Bank”) whereby the Company has agreed to act as servicing agent for and to purchase certain loans made by the Bank to Officers and Directors of the Company (the “Borrowers”) to finance the purchase of shares of the Company’s common stock. The loans are evidenced by promissory notes ("Notes") between each Borrower and the Bank. The Servicing Agreement provides that the Bank can require the Company to purchase the Notes upon an event of default by the Borrower or the Company under the Servicing Agreement and at certain other times during the term of the Servicing Agreement. The aggregate outstanding principal balance of the Notes as of June 30, 2002 was $12.3 million (original principal balance was $13.2 million), and all of the Notes mature during 2004. Because certain of the Borrowers elected floating rate loans and others elected fixed rate loans, the interest rates on these loans as of June 30, 2002 ranged from 3.64% to 7.68%. Each Borrower entered into a Participation Agreement with the Company which requires that all cash dividends received on the shares (1,122,912 shares at June 30, 2002 with a closing market value of $17.7 million) be applied towards payment of the Note. Based upon the fact that 100% of all cash dividend payments are paid to amortize the Notes and that the Notes are recourse to the Borrowers, the Company believes that its exposure to liability under the Notes is remote.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002
(Unaudited)

11.    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2002, the FASB issued Statement 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction” (“SFAS No. 145”). Statement 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS No. 4”), required that gains and losses from the extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 will require United Dominion to reclassify prior period items into continuing operations, including those recorded in the current period, that do not meet the extraordinary classification. Additionally, future gains and losses related to debt extinguishment may be required to be classified in income from continuing operations. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 become effective in fiscal years beginning after May 15, 2002. United Dominion from time to time incurs such charges and is currently assessing the impact that these statements will have on the consolidated financial position or results of operations of United Dominion.

Item  2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following information should be read in conjunction with the United Dominion Realty Trust, Inc. (“United Dominion”) Annual Report on Form 10-K for the year ended December 31, 2001 as well as the financial statements and notes included in Item 1 of this report. This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, development activity and capital expenditures, capital raising activities, rent growth, occupancy and rental expense growth. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of United Dominion to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting United Dominion or its properties, adverse changes in the real estate markets and general and local economies and business conditions. Although United Dominion believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this report may prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by United Dominion or any other person that the results or conditions described in such statements or the objectives and plans of United Dominion will be achieved.

Business Overview

United Dominion is a real estate investment trust, or REIT, that owns, acquires, renovates, develops and manages middle market apartment communities nationwide. From 1996 through 1999, United Dominion acquired other REITs, private portfolios and individual communities to create a national platform. Beginning in 2000, United Dominion started to upgrade the quality of the portfolio and invested in infrastructure and technology to catch up with the rapid growth of its portfolio of assets. In 2002, United Dominion continues to refine its strategy with the goal of enhancing long-term earnings growth on a sustained basis by focusing on operational issues that management believes will produce above-average net operating income growth, steadily increase cash flow per apartment home and strengthen the capital structure of United Dominion. Our strategy includes the following key initiatives:

■
Own and operate middle market apartment homes across a geographically diverse platform by enhancing our presence in 25 to 30 core markets to enable United Dominion to capitalize on operating efficiencies.

■	As local market cycles create opportunities, exit current markets where long-term growth is below the national average (the “non-core markets”).

■
Employ a strict capital allocation discipline throughout all decision-making processes to enhance performance, improve the strength of United Dominion’s balance sheet and increase financial flexibility.

■
Lead, manage, measure and reward associates based upon performance specifically tied to key financial and investment indicators, including the growth of funds from operations, adjusted funds from operations and the common share price.

Over the long-term, these key initiatives will better position United Dominion to serve its customers, increase profitability and capitalize on changes in the marketplace. At June 30, 2002, United Dominion owned 273 communities with 78,253 apartment homes nationwide, including properties held for sale.

The following table summarizes United Dominion’s apartment market information by major geographic markets (includes real estate under development and real estate held for disposition, excludes commercial properties):

	As of June 30, 2002				Three Months Ended June 30, 2002		Six Months Ended June 30, 2002

	Number of Apartment Communities	Number of Apartment Homes	Percentage of Carrying Value	Carrying Value (in thousands)	Average Physical Occupancy	Average Monthly Rental Rates	Average Physical Occupancy	Average Monthly Rental Rates

Dallas, TX	16	5,361	6.8%	$272,084	93.6%	$708	93.8%	$710
Houston, TX	22	5,722	5.7%	229,328	96.0%	643	95.7%	641
Phoenix, AZ	12	3,854	5.6%	226,915	93.1%	718	93.4%	719
Orlando, FL	14	4,140	5.1%	203,869	92.3%	737	91.5%	749
Raleigh, NC	11	3,663	5.0%	203,140	89.9%	682	90.8%	686
Fort Worth, TX	12	3,961	4.3%	172,720	94.6%	668	94.9%	666
Tampa, FL	10	3,372	3.8%	153,000	91.4%	707	92.0%	708
Columbus, OH	6	2,530	3.7%	148,571	94.9%	689	94.8%	689
San Francisco, CA	4	980	3.5%	141,182	98.1%	1,596	97.3%	1,618
Charlotte, NC	10	2,710	3.4%	137,307	88.0%	654	88.2%	663
Metropolitan DC	7	1,904	3.1%	124,755	96.5%	907	96.1%	904
Nashville, TN	8	2,220	3.0%	120,123	92.2%	671	93.0%	674
Greensboro, NC	8	2,122	2.6%	104,356	90.4%	620	90.2%	627
Monterey Peninsula, CA	9	1,706	2.4%	97,731	92.0%	911	91.9%	902
Richmond, VA	8	2,372	2.4%	97,217	94.6%	727	95.1%	725
Southern California	5	1,414	2.3%	92,055	94.5%	949	94.8%	943
Wilmington, NC	6	1,869	2.2%	89,345	91.3%	658	91.5%	660
Atlanta, GA	6	1,426	1.8%	72,107	90.0%	736	90.6%	739
Baltimore, MD	6	1,291	1.7%	67,456	96.3%	855	96.6%	850
Columbia, SC	6	1,584	1.5%	62,436	94.3%	591	94.3%	591
Jacksonville, FL	3	1,157	1.5%	58,683	94.5%	674	94.5%	674
Norfolk, VA	6	1,437	1.3%	54,434	98.1%	694	97.0%	690
Lansing, MI	4	1,226	1.2%	49,205	92.9%	676	94.3%	674
Seattle, WA	3	628	0.9%	34,131	93.2%	743	93.0%	745
Other Southwestern	20	5,881	7.3%	293,918	92.8%	668	93.7%	665
Other Western	6	2,650	3.9%	155,483	93.3%	757	93.2%	748
Other Pacific	8	2,275	3.1%	123,434	91.2%	731	92.4%	725
Other Florida	8	2,089	2.7%	107,615	93.3%	727	94.0%	727
Other Midwestern	10	2,122	2.4%	94,579	94.7%	637	94.1%	637
Other North Carolina	8	1,893	1.9%	75,361	96.6%	566	95.6%	566
Other Southeastern	4	1,394	1.7%	68,810	91.7%	589	90.3%	595
Other Mid-Atlantic	5	928	1.1%	42,657	96.8%	795	97.1%	793
Other Northeastern	2	372	0.5%	18,213	97.8%	684	97.1%	686

Construction in Progress	—	—	0.1%	2,122	—	—	—	—

Land	—	—	0.5%	20,816	—	—	—	—

Total Apartments	273	78,253	100.0%	$4,015,158	93.4%	$713	93.4%	$713

Liquidity and Capital Resources

Liquidity is the ability to meet present and future financial obligations either through the sale or maturity of existing assets or by the acquisition of additional funds through working capital management. Both the coordination of asset and liability maturities and effective working capital management are important to the maintenance of liquidity. United Dominion’s primary source of liquidity is its cash flow from operations as determined by rental rates, occupancy levels and operating expenses related to its portfolio of apartment homes. United Dominion routinely uses its unsecured bank credit facility to temporarily fund certain investing and financing activities prior to arranging for longer-term financing. During the past several years, proceeds from the sales of real estate have been used for both investing and financing activities.

United Dominion expects to meet its short-term liquidity requirements generally through its net cash provided by operations and borrowings under credit arrangements. We expects to meet certain long-term liquidity requirements such as scheduled debt maturities, the repayment of financing on development activities and potential property acquisitions, through long-term secured and unsecured borrowings, the disposition of properties and the issuance of debt securities or additional equity securities of United Dominion. We believe that our net cash provided by operations will continue to be adequate to meet both operating requirements and the payment of dividends by United Dominion in accordance with REIT requirements in both the short- and long-term. The budgeted expenditures for improvements and renovations of certain properties are expected to be funded from property operations.

United Dominion filed a shelf registration statement in December 1999 providing for the issuance of up to an aggregate of $700 million in common shares, preferred shares and debt securities to facilitate future financing activities in the public capital markets. In March 2002, United Dominion completed the sale of 3.0 million shares of common stock at a price of $14.91 per share. In June 2002, United Dominion issued $200 million of 6.50% senior unsecured notes due in June 2009. As of June 30, 2002, approximately $294 million of equity and debt securities remain available for use under the shelf registration statement. Access to capital markets is dependent on market conditions at the time of issuance.

Future Capital Needs

Future development expenditures are expected to be funded primarily through joint ventures or with proceeds from the sale of property, and to a lesser extent, cash flows provided by operating activities. Acquisition activity in strategic markets is expected to be largely financed by the reinvestment of proceeds from the sale of property in non-strategic markets.

As of June 30, 2002, United Dominion has approximately $17.6 million of secured debt maturing during 2002 which we anticipate repaying using proceeds from mortgage refinancing activity or borrowings under unsecured or secured credit facilities.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2001. The accounting policies used in preparing our interim consolidated financial statements for the three and six months ended June 30, 2002 are the same as those described in our Annual Report on Form 10-K.

Our critical accounting policies are those having the most impact on the reporting of our financial condition and results and those requiring significant judgements and estimates. These policies include those related to (1) capital expenditures, (2) revenue recognition, and (3) derivatives and hedging activities. Our critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2001. There have been no significant changes in our critical accounting policies from those reported in our 2001 Annual Report on Form 10-K. With respect to these critical accounting policies, our management believes that the application of judgements and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.

Statements of Cash Flow

The following discussion explains the changes in net cash provided by operating and financing activities and net cash used in investing activities that are presented in United Dominion’s Consolidated Statements of Cash Flows.

Operating Activities

For the six months ended June 30, 2002, United Dominion’s cash flow from operating activities was $116.9 million compared to $117.2 million for 2001. The slight decrease in cash flow from operating activities resulted primarily from decreased collections on escrow accounts and joint venture receivables and increased payments of accrued incentive compensation, which were partially offset by increased revenues and operating earnings.

Investing Activities

For the six months ended June 30, 2002, net cash used in investing activities was $117.7 million compared to net cash provided by investing activities of $51.4 million for 2001. Changes in the level of investing activities from period to period reflect United Dominion’s strategy as it relates to its acquisition, capital expenditure, development and disposition programs, as well as the impact of the capital market environment on these activities.

Acquisitions

During the six months ended June 30, 2002, United Dominion acquired six communities with 2,197 apartment homes for approximately $157 million. In addition, in June 2002, United Dominion purchased the remaining two apartment communities with 644 apartment homes that were part of an unconsolidated development joint venture in which United Dominion owned a 25% interest and served as the managing partner for approximately $52 million.

During 2002, management plans to continue to channel new investments to those markets that are projected to provide the best investment returns for us over the next ten years. Markets will be targeted based upon defined criteria including past performance, expected job growth, current and anticipated housing supply and demand and the ability to attract and support household formation.

Capital Expenditures

United Dominion capitalizes those expenditures related to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

During the first six months of 2002, $21.5 million or $280 per home was spent on capital expenditures for all of United Dominion’s communities excluding development and commercial properties. These capital improvements included turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as HVAC equipment, roofs, landscaping, siding, parking lots and other non-revenue enhancing capital expenditures, which aggregated $16.9 million or $220 per home. In addition, revenue enhancing capital expenditures, including water sub-metering, the initial installation of microwaves or washer-dryers and extensive interior upgrades totaled $4.2 million or $55 per home and major renovations totaled $0.4 million or $5 per home for the six months ended June 30, 2002.

The following table outlines capital expenditures and repair and maintenance costs for United Dominion’s total portfolio, excluding real estate under development and commercial properties for the periods presented (dollars in thousands):

	Six Months Ended June 30,			Six Months Ended June 30, (per unit)
	2002	2001	% Change	2002	2001	% Change
Turnover capital expenditures	$8,235	$6,742	22.1%	$107	$89	20.2%

Other recurring capital expenditures	8,647	5,175	67.1%	113	69	63.8%

Total recurring capital expenditures	16,882	11,917	41.7%	220	158	39.2%

Revenue enhancing improvements	4,247	7,501	-43.4%	55	100	-45.0%

Major renovations	390	1,869	-79.1%	5	25	-80.0%

Total capital improvements	$21,519	$21,287	1.1%	$280	$283	-1.1%

Repair and maintenance	18,525	16,302	13.6%	241	216	11.6%

Total expenditures	$40,044	$37,589	6.5%	$521	$499	4.4%

Total capital improvements during the first half of 2002 remained relatively constant compared to the same period in 2001. United Dominion will continue to selectively add revenue enhancing improvements that we believe will provide a return on investment substantially in excess of United Dominion’s cost of capital. Recurring capital expenditures during 2002 are currently expected to be approximately $435 per home.

Real Estate under Development

Development activity is focused in core markets that have strong operations managers in place. For the six months ended June 30, 2002, United Dominion invested approximately $7.4 million in real estate projects, down $22.9 million from its 2001 level of $30.3 million.

The following projects were completed during the first six months of 2002:

	Location	Number of Apartment Homes	Development Cost (In thousands)	Cost Per Home	Date Completed	% Leased at 6/30/02
Greensview II	Denver, CO	192	$16,800	$87,500	3/02	75.0%
The Meridian II	Dallas, TX	270	14,400	53,300	6/02	78.9%

		462	$31,200	$67,500

The following project, representing an additional phase to an existing community, was under development at June 30, 2002:

	Location	Number of Apartment Homes	Completed Apartment Homes	Cost to Date (In thousands)	Budgeted Cost (In thousands)	Estimated Cost Per Home	Expected Completion Date
The Mandolin II	Dallas, TX	178	—	$2,100	$13,300	$74,700	3Q03

In addition, United Dominion owns nine parcels of land that it continues to hold for future development that had a carrying value at June 30, 2002 of $11.3 million. Seven of the nine parcels represent additional phases to existing communities as United Dominion plans to add apartment homes adjacent to currently owned communities that are in improving markets.

Disposition of Investments

For the six months ended June 30, 2002, United Dominion sold nine communities with 2,366 apartment homes and one commercial property for an aggregate sales price of approximately $103.8 million and recognized gains for financial reporting purposes of $11.5 million. Proceeds from the sales were applied primarily to acquire communities, fund development activities and reduce debt. In addition, during the first quarter of 2002, $3.1 million in proceeds was received on the condemnation of 96 units of a community in Fresno, California that resulted in a gain of $1.2 million.

United Dominion continues to pursue its strategy of exiting markets where long-term growth prospects are limited and redeploying capital into markets that would enhance future growth rates and economies of scale. United Dominion currently has 19 communities with 5,151 apartment homes under contract for sale for a total consideration that is above carrying value. These sales are subject to due diligence by the buyers.

During 2002, United Dominion plans to dispose of selected communities in non-core markets or with inferior locations, significant capital expense requirements without the potential of a corresponding increase in rent, or insufficient growth potential. Proceeds from 2002 dispositions, expected to be at levels above that of 2001, are planned to be used to acquire communities, fund development activity and to reduce debt.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2002 was $1.7 million compared to net cash used in financing activities of $165.3 million for the six months ended June 30, 2001. As part of the plan to improve United Dominion’s balance sheet position, we utilized proceeds from dispositions, equity and debt offerings and refinancings to extend maturities, pay down existing debt and purchase new properties.

The following is a recap of the financing activities for the first six months of 2002:

•
Borrowed an additional $253.6 million under our existing Fannie Mae credit facilities and $70.7 million under a new $72 million Freddie Mac revolving credit facility (see further discussion under “Credit Facilities”).

•
Repaid $293.6 million of secured debt and $54.3 million of unsecured debt, assumed $29.1 million of secured debt in connection with the acquisition of properties and was relieved of $14.2 million of secured debt in connection with the disposition of properties.

•	In March 2002, completed the sale of 3.0 million common shares at a price of $14.91 per share. The net proceeds of $42.3 million were used to acquire apartment communities.

•
In June 2002, issued $200 million of 6.50% senior unsecured notes due in June 2009. The net proceeds of $198.3 million from the issuance were used to reduce outstanding debt under our $375 million unsecured revolving credit facility.

•
Incurred $16.8 million in prepayment penalties of which $15.8 million is associated with the refinancing of certain mortgages using the proceeds from the new Fannie Mae and Freddie Mac credit facilities. Management believes that the net present value of these refinancing transactions ranges from approximately $17 to $20 million. The remaining $1.0 million in prepayment penalties were associated with the early payoff of loans on sale properties.

Credit Facilities

United Dominion has four secured revolving credit facilities with Fannie Mae with an aggregate commitment of $860 million and one with Freddie Mac for $72 million. As of June 30, 2002, $676.3 million was outstanding under the Fannie Mae credit facilities leaving $183.7 million of unused capacity. The Fannie Mae credit facilities are for an initial term of ten years, bear interest at floating and fixed rates and can be extended for an additional five years at United Dominion’s discretion. As of June 30, 2002, $70.7 million had been funded under the Freddie Mac credit facility leaving $1.3 million of unused capacity. The Freddie Mac credit facility is for an initial term of five years with an option by United Dominion to extend for an additional four year term at the then market rate.

As of June 30, 2002, the aggregate borrowings under both the Fannie Mae and Freddie Mac credit facilities was $747 million. We have $288.9 million of the funded balance fixed at a weighted average interest rate of 6.4% with a weighted average maturity of nine years. The remaining balance on these facilities is currently at a weighted average variable rate of 2.6%.

United Dominion has a $375 million three-year unsecured bank revolving credit facility that matures in August 2003. As of June 30, 2002, $82.2 million was outstanding under the bank credit facility leaving $292.8 million of unused capacity. Under the bank credit facility, United Dominion may borrow at a rate of LIBOR plus 110 basis points for LIBOR-based borrowings and pays a facility fee, which is equal to 0.25% of the commitment.

The Fannie Mae and Freddie Mac credit facilities and the bank credit facility are subject to customary financial covenants and limitations.

Information concerning short-term bank borrowings under United Dominion’s bank credit facility is summarized in the table that follows (dollars in thousands):

	Three months ended June 30, 2002	Twelve months ended December 31, 2001
Total line of credit	$375,000	$375,000
Borrowings outstanding at end of period	82,200	230,200
Weighted average daily borrowings during the period	194,581	248,367
Maximum daily borrowings outstanding during the period	280,000	347,200
Weighted average interest rate during the period	3.0%	5.2%
Weighted average interest rate at end of period	3.0%	3.2%
Weighted average interest rate at end of period, after giving effect to swap agreements	7.0%	6.1%

Derivative Instruments

As part of United Dominion’s overall interest rate risk management strategy, we use derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. United Dominion’s derivative transactions used for interest rate risk management include various interest rate swaps with indices that relate to the pricing of specific financial instruments of United Dominion. United Dominion believes that we have appropriately controlled our interest rate risk through the use of derivative instruments. Due to the increase in interest rates during the first half of 2002, the fair value of United Dominion’s derivative instruments has increased from an unfavorable value position of $14.9 million at December 31, 2001 to an unfavorable value position of $13.0 million at June 30, 2002.

Funds from Operations

Funds from operations, or FFO, is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from sales of depreciable property and extraordinary items, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. United Dominion computes FFO for all periods presented in accordance with the recommendations set forth by the National Association of Real Estate Investment Trust’s October 1, 1999 White Paper. United Dominion considers FFO in evaluating property acquisitions and its operating performance, and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of United Dominion’s operating performance and liquidity. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

Adjusted funds from operations, or AFFO, is defined as FFO less projected recurring capital expenditures for our stabilized portfolio of $435 per unit in 2002 and $418 per unit actually spent in 2001. The 2002 unit charge will be adjusted to actual at year-end. We believe AFFO is the best measure of economic profitability for REITs.

The following table outlines United Dominion’s FFO calculation for the three and six months ended June 30 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share amounts	2002	2001	2002	2001
Net income	$27,388	$32,245	$25,727	$37,977

Adjustments:
Distributions to preferred shareholders	(6,875)	(8,590)	(13,751)	(17,653)
Real estate depreciation, net of outside partners’ interest	36,783	33,732	72,021	70,748
Minority interests of unitholders in operating partnership	488	1,345	849	951
Real estate depreciation related to unconsolidated entities	206	279	377	463
Gains on sales of depreciable property, net of outside partners’ interest	—	(20,676)	(1,248)	(24,005)
Extraordinary item-early extinguishment of debt, net of minority interest	(158)	263	14,669	437

Discontinued Operations:
Real estate depreciation	2,441	3,878	6,098	6,794
Minority interests of unitholders in operating partnership	854	149	901	312
Impairment loss on real estate	—	—	2,301	—
Gains on sales of depreciable property	(11,825)	—	(11,496)	—
Extraordinary item-early extinguishment of debt	1,123	90	1,117	90

Funds from operations-basic	$50,425	$42,715	$97,565	$76,114

Adjustment:
Distribution to preferred shareholders-Series D (Convertible)	$3,964	$3,857	$7,929	$7,714

Funds from operations-diluted	$54,389	$46,572	$105,494	$83,828

Adjustment:
Recurring capital expenditures	$(8,346)	$(7,888)	$(16,684)	$(15,745)

Adjusted funds from operations-diluted	$46,043	$38,684	$88,810	$68,083

Weighted average number of common shares and OP Units outstanding-basic	114,297	108,428	112,655	108,690
Weighted average number of common shares, OP Units and common stock equivalents outstanding-diluted	128,620	121,314	126,857	121,442

In the computation of diluted FFO, OP Units, Out-Performance Partnership Shares and the convertible Series D preferred shares are dilutive; therefore, they are included in the diluted share count.

Results of Operations

The following discussion includes the results of both continuing and discontinued operations for the periods presented.

Net Income Available to Common Shareholders

Net income available to common shareholders was $20.5 million or $0.19 per share for the quarter ended June 30, 2002, compared to $20.1 million or $0.20 per share for the same period in the prior year. Although net income available to common shareholders remained relatively flat for the quarter, continuing property operations generated $7.1 million more of rental income in 2002 and United Dominion reduced interest expense by $2.0 million. This, in part, was offset by higher depreciation expense due to a larger portfolio and lower gains on the sale of depreciable property.

For the six months ended June 30, 2002, net income available to common shareholders decreased $4.9 million or $0.5 per share compared to the same period in the prior year. The decrease for the period was primarily due to an extraordinary charge for the early extinguishment of debt due to secured debt refinancing activity during the first quarter, and to a lesser extent, lower gains recognized from the sale of depreciable property. These charges were partially offset by a $10.2 million increase in rental income generated from continuing property operations and a reduction in interest expense of $6.4 million. There were also $8.6 million in non-recurring charges recognized in the first quarter of 2001.

Apartment Community Operations

United Dominion’s net income is primarily generated from the operations of its apartment communities. The following table summarizes the operating performance of United Dominion’s total apartment portfolio for each of the periods presented (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2002	2001	% Change	2002	2001	% Change
Property rental income	$158,156	$153,353	3.1%	$316,717	$308,490	2.7%
Property rental expense*	(57,325)	(55,406)	3.5%	(115,940)	(113,628)	2.0%

Property operating income	$100,831	$97,947	2.9%	$200,777	$194,862	3.0%

Weighted average number of homes	77,921	76,149	2.3%	77,831	76,580	1.6%
Physical occupancy	93.4%	94.0%	-0.6%	93.4%	94.0%	-0.6%

*  Excludes depreciation, amortization and property management expenses

The increase in property operating income provided by the same communities, development communities and acquisition communities since June 30, 2001 is primarily due to the weighted average number of apartment homes increasing 1.6% from the six month period ended June 30, 2001 to the six month period ended June 30, 2002, and to the continuing lease-up and stabilization of developed communities.

Same Communities

United Dominion’s same communities (those communities acquired, developed or stabilized prior to April 1, 2001 and held on April 1, 2002 which consisted of 67,132 apartment homes for the six month period) provided 88% of our property operating income for the six months ended June 30, 2002.

For the second quarter of 2002, property operating income for the same communities increased 0.3% or $0.2 million compared to the same period in 2001. The growth in property operating income resulted from a $0.3 million or 0.2% increase in property rental income over the same period in the prior year. The increase was driven by a $1.3 million or 0.9% increase in rental rates which was offset by a $1.4 million or 46% increase in concessions. During the six months ended June 30, 2002, same community property operating income increased 1.5% or $2.5 million compared to the same period last year. The growth in property operating income resulted primarily from a $2.6 million or 1.0% increase in property rental income that was driven by a $4.5 million or 1.6% increase in average monthly rental rates partially offset by a $2.6 million or a 48% increase in concessions. Physical occupancy for the quarter declined 0.7% to 93.4%.

For the quarter ended June 30, 2002, property operating expenses at these same communities increased only $0.1 million or 0.2%. The increase in property operating expenses was primarily driven by a $0.7 million increase in repair and maintenance expense and a $0.4 million and $0.2 million increase in taxes and insurance costs, respectively. These increases were offset by a $0.9 million decrease in utilities expense and a $0.1 million decrease in personnel expense. During the six months ended June 30, 2002, same community property operating expenses increased $0.1 million, or 0.1%, compared to the same period last year. The increase in property operating expenses was driven by higher repair and maintenance costs of $1.4 million and a $0.7 increase in taxes that was partially offset by a $2.0 million decrease in utilities expense.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property operating income divided by property rental income) increased 0.1% over the comparable period last year to 64.6% for the quarter ended June 30, 2002.

Non-Mature Communities

The remaining 12% of United Dominion’s property operating income during the first six months of 2002 was generated from its non-mature communities (those communities acquired or developed during 2001 and 2002 and those properties classified as held for disposition). United Dominion’s development communities, which included 1,238 apartment homes constructed since January 1, 2001, provided $2.6 million of property operating income for the six months ended June 30, 2002. In addition, the 13 communities with 4,145 apartment homes acquired by United Dominion during 2001 and 2002 provided $6.5 million of property operating income for the six-month period. The 19 communities with 5,151 apartment homes classified as real estate held for disposition provided $10.7 million of property operating income for the six months ended June 30, 2002.

Interest Expense

Interest expense decreased $2.0 million and $6.4 million for the three and six months ended June 30, 2002, respectively, from the corresponding periods in 2001 primarily due to the effect of our debt refinancings and decreasing interest rates that were partially offset by the overall increase in the weighted average level of debt outstanding. For the six month period, the weighted average amount of debt outstanding increased 4.7% or $95.3 million when compared to the same period in the prior year and the weighted average interest rate decreased from 7.1% for the six months ended June 30, 2001 to 6.1% for the same period in 2002. For the quarter ended June 30, 2002, the weighted average amount of debt outstanding increased 10.5% or $203.1 million when compared to the same period in the prior year and the weighted average interest rate decreased from 7.3% for the six months ended June 30, 2001 to 6.0% for the same period in 2002. The weighted average amount of debt employed during 2002 is higher as we borrowed additional funds under our Fannie Mae and Freddie Mac credit facilities, the proceeds of which were primarily used to acquire additional apartment communities and repurchase common shares. The decrease in the average interest rate during 2002 reflects the ability of United Dominion to take advantage of declining interest rates through refinancing and the utilization of variable rate debt.

Impairment Loss on Real Estate

United Dominion is diligently pursuing its strategy of exiting markets where long-term growth prospects are limited and the redeployment of capital would enhance future growth rates and economies of scale. During the first quarter of 2002, United Dominion placed nine assets, with an aggregate book value of $89.3 million, under contract of sale and reclassified them as “Real estate held for disposition.” These sales closed in the second quarter of 2002 and resulted in the withdrawal from the markets of Naples, Florida, Tucson, Arizona, Las Vegas, Nevada and substantially all of Memphis, Tennessee. Although these sales resulted in an aggregate net gain of $11.5 million, certain of these assets were contracted at net selling prices below their net book values at March 31, 2002. As a result, United Dominion recorded an aggregate $2.3 million impairment loss during the first quarter for the write-down of a portfolio of five apartment communities in Memphis, Tennessee.

General and Administrative

For the three months ended June 30, 2002, general and administrative expenses decreased $0.7 million or 13.3% from the comparable period in 2001. For the six months ended June 30, 2002, general and administrative expenses increased $2.4 million or 23.3% over the comparable period in 2001. The increase was primarily due to an increase in incentive compensation expense and a provision made for the pending buyout of certain long-term security monitoring contracts that United Dominion currently has on approximately 25% of its portfolio.

Gains on Sales of Investments

For the three and six months ended June 30, 2002, United Dominion recognized gains for financial reporting purposes of $11.8 million and $12.7 million, respectively, compared to $20.6 million and $24.7 million for the comparable periods in 2001. Changes in the level of gains recognized from period to period reflect the changing level of United Dominion’s divestiture activity from period to period as well as the extent of gains related to specific properties sold.

Inflation

United Dominion believes that the direct effects of inflation on our operations have been inconsequential. Substantially all of United Dominion’s leases are for a term of one year or less which generally minimizes our risk from the adverse effects of inflation.

Factors Affecting Our Business and Prospects

There are many factors that affect our business and the results of our operations, some of which are beyond our control. These factors include:

■	Unfavorable changes in apartment market and economic conditions that could adversely affect occupancy levels and rental rates.

■	The failure of acquisitions to achieve anticipated results.

■	Possible difficulty in selling apartment communities.

■	Competitive factors that may limit our ability to lease apartment homes or increase or maintain rents.

■	Insufficient cash flow that could affect our debt financing and create refinancing risk.

■	Failure to generate sufficient revenue, which could impair our debt service payments and distributions to shareholders.

■	Development and construction risks that may impact our profitability.

■	Our failure to succeed in new markets.

■	Changing interest rates, which could increase interests costs and affect the market price of our securities.

■	Potential liability for environmental contamination, which could result in substantial costs.

■	Certain tax risks if we fail to qualify as a REIT in any taxable year.

For a discussion of these and other factors affecting our business and prospects, see “Item 1.—Business—Factors Affecting Our Business and Prospects” in our Annual Report on Form 10-K for the year ended December 31, 2001.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

United Dominion is exposed to interest rate changes associated with our unsecured credit facility and other variable rate debt as well as refinancing risk on our fixed rate debt. United Dominion’s involvement with derivative financial instruments is limited and we do not expect to use them for trading or other speculative purposes. United Dominion uses derivative instruments solely to manage its exposure to interest rates.

See United Dominion’s Form 10-K for the year ended December 31, 2001 “Item 7A Qualitative and Quantitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of June 30, 2002, United Dominion’s market risk has not changed materially from the amounts reported on the Form 10-K for the year ended December 31, 2001.

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

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 7, 2002, United Dominion held its Annual Meeting of Shareholders. At the meeting, the shareholders voted on the election of directors and on a proposal to ratify the selection of Ernst & Young LLP as United Dominion’s independent auditors for the year ended December 31, 2002. The following persons were elected directors of United Dominion, to serve as such for the term indicated and until their respective successors are duly elected and qualified or until their earlier resignation or removal, by the indicated vote:

Name	Votes For	Votes Withheld
R. Toms Dalton, Jr.	93,622,167	664,710
Robert P. Freeman	92,705,985	1,580,892
Jon A. Grove	92,624,964	1,661,913
James D. Klingbeil	93,595,461	691,416
Robert C. Larson	93,694,240	592,637
John P. McCann	79,079,789	15,207,088
Lynne B. Sagalyn	92,634,029	1,652,848
Mark J. Sandler	93,620,840	666,037
Robert W. Scharar	92,652,684	1,634,193
Thomas W. Toomey	93,663,007	623,870

In addition, the shareholders approved the proposal to ratify the selection of Ernst & Young LLP as United Dominion’s independent auditors by the indicated vote:

	Votes For	Votes Withheld
Ernst & Young, LLP	91,236,556	3,050,321

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Exhibit	Description
4	6.50% Notes due 2009.
12	Computation of Ratio of Earnings to Fixed Charges.

(b)	Reports on Form 8-K.

We filed the following Current Report on Form 8-K during the quarter ended June 30, 2002:

Current Report on Form 8-K dated June 14, 2002, filed with the Securities and Exchange Commission on June 19, 2002, under Item 5. Other Events, and Item 7. Exhibits and Financial Statements.

EXHIBIT INDEX

Exhibit	Description
4	6.50% Notes due 2009.

12	Computation of Ratio of Earnings to Fixed Charges.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Dominion Realty Trust, Inc.
(registrant)

Date: August 14, 2002	/s/ CHRISTOPHER D. GENRY
Christopher D. Genry
Executive Vice President and Chief Financial Officer

Date: August 14, 2002	/s/ SCOTT A. SHANABERGER
Scott A. Shanaberger
Senior Vice President and Chief Accounting Officer