Form 10-Q
period 2002-09-30
UNITED DOMINION REALTY TRUST INC
filed 2002-11-13
CIK 74208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 1-10524

United Dominion Realty Trust, Inc.
(Exact name of registrant as specified in its charter)

Virginia	54-0857512
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

1745 Shea Center Drive, Suite 200, Highlands Ranch, Colorado 80129
(Address of principal executive offices - zip code)

(720) 283-6120
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to filing requirements for the past 90 days.

Yes	☒	No	☐

          The number of shares of the issuer’s common stock, $1 par value, outstanding as of November 11, 2002 was 107,137,871.

UNITED DOMINION REALTY TRUST, INC.
FORM 10-Q
INDEX

UNITED DOMINION REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2002	December 31, 2001

ASSETS
Real estate owned:
Real estate held for investment (Note 2)	$3,826,771	$3,858,579
Less: accumulated depreciation	(701,582)	(646,366)

	3,125,189	3,212,213
Real estate under development	14,701	40,240
Real estate held for disposition (net of accumulated depreciation of $8,939 and $0) (Note 3)	57,567	8,848

Total real estate owned, net of accumulated depreciation	3,197,457	3,261,301
Cash and cash equivalents	6,949	4,641
Restricted cash	16,350	26,830
Deferred financing costs, net	18,886	15,802
Investment in unconsolidated development joint venture	—	3,355
Other assets	34,268	36,162

Total assets	$3,273,910	$3,348,091

LIABILITIES AND SHAREHOLDERS’ EQUITY
Secured debt	$1,024,763	$974,177
Real estate held for disposition secured debt	4,842	—

Total secured debt (Note 5)	1,029,605	974,177
Unsecured debt (Note 6)	978,485	1,090,020
Real estate taxes payable	30,253	28,099
Accrued interest payable	14,848	16,779
Security deposits and prepaid rent	20,447	20,481
Distributions payable	35,287	33,457
Accounts payable, accrued expenses and other liabilities	57,911	66,688
Real estate held for disposition - liabilities	1,260	—

Total liabilities	2,168,096	2,229,701
Minority interests	70,947	75,665
Shareholders’ equity
Preferred stock, no par value; $25 liquidation preference, 25,000,000 shares authorized;
5,416,009 shares 8.60% Series B Cumulative Redeemable issued and outstanding (5,416,009 in 2001)	135,400	135,400
8,000,000 shares 7.50% Series D Cumulative Convertible Redeemable issued and outstanding (8,000,000 in 2001)	175,000	175,000
Common stock, $1 par value; 150,000,000 shares authorized
107,124,063 shares issued and outstanding (103,133,279 in 2001)	107,124	103,133
Additional paid-in capital	1,147,874	1,098,029
Distributions in excess of net income	(512,084)	(448,345)
Deferred compensation - unearned restricted stock awards	(2,974)	(1,312)
Notes receivable from officer-shareholders	(3,021)	(4,309)
Accumulated other comprehensive loss (Note 7)	(12,452)	(14,871)

Total shareholders’ equity	1,034,867	1,042,725

Total liabilities and shareholders’ equity	$3,273,910	$3,348,091

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

REVENUES
Rental income	$148,825	$139,774	$439,535	$420,455
Non-property income	138	363	885	2,169

Total revenues	148,963	140,137	440,420	422,624
EXPENSES
Rental expenses:
Real estate taxes and insurance	15,026	14,450	47,892	44,949
Personnel	15,774	14,618	44,068	42,548
Utilities	8,776	7,929	25,290	26,375
Repairs and maintenance	10,594	8,836	27,469	24,144
Administrative and marketing	5,768	5,017	15,960	15,039
Property management	4,312	4,487	13,028	12,801
Other operating expenses	278	360	934	1,136
Real estate depreciation	39,152	32,400	111,505	103,570
Interest	34,179	35,311	97,954	105,468
Severance costs and other organizational charges	—	—	—	5,404
Impairment loss on real estate and investments	—	—	—	2,413
General and administrative	2,974	4,546	15,478	14,693
Other depreciation and amortization	949	801	3,217	2,454

Total expenses	137,782	128,755	402,795	400,994

Income before gains on sales of investments, minority interests and extraordinary item	11,181	11,382	37,625	21,630
Gains on sales of depreciable property	—	—	1,248	24,748

Income before minority interests and extraordinary item	11,181	11,382	38,873	46,378
Minority interests of unitholders in outside partnerships	(377)	(370)	(1,098)	(1,659)
Minority interests of unitholders in operating partnerships	(264)	(282)	(1,066)	(1,200)

Income before discontinued operations and extraordinary item	10,540	10,730	36,709	43,519
Income from discontinued operations, net of minority interests (Note 3)	21,213	2,990	35,445	8,615

Income before extraordinary item	31,753	13,720	72,154	52,134
Extraordinary item - early extinguishment of debt, net of minority interests	(11,354)	(173)	(26,028)	(610)

Net income	20,399	13,547	46,126	51,524
Distributions to preferred shareholders - Series A and B	(2,911)	(2,912)	(8,733)	(12,851)
Distributions to preferred shareholders - Series D (Convertible)	(3,886)	(3,857)	(11,815)	(11,571)
Premium on preferred share repurchases	—	—	—	(3,496)

Net income available to common shareholders	$13,602	$6,778	$25,578	$23,606

Earnings (loss) per common share - basic:
Income before discontinued operations and extraordinary item, net of minority interests	$0.03	$0.04	$0.15	$0.16
Income from discontinued operations, net of minority interests	$0.20	$0.03	$0.32	$0.08
Extraordinary item, net of minority interests	$(0.11)	—	$(0.25)	$(0.01)
Net income available to common shareholders	$0.13	$0.07	$0.24	$0.23
Earnings (loss) per common share - diluted:
Income before discontinued operations and extraordinary item, net of minority interests	$0.03	$0.04	$0.15	$0.15
Income from discontinued operations, net of minority interests	$0.20	$0.03	$0.33	$0.09
Extraordinary item, net of minority interests	$(0.11)	—	$(0.24)	$(0.01)
Net income available to common shareholders	$0.13	$0.07	$0.24	$0.23
Common distributions declared per share	$0.2775	$0.2700	$0.8325	$0.8100
Weighted average number of common shares outstanding-basic	107,148	99,623	106,139	100,612
Weighted average number of common shares outstanding-diluted	108,094	100,466	107,032	101,292

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Nine Months Ended September 30,	2002	2001

Operating Activities
Net income	$46,126	$51,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,685	117,019
Impairment loss on real estate and investments	2,301	3,188
Gains on sales of investments	(31,873)	(24,748)
Minority interests	2,788	3,377
Extraordinary item-early extinguishment of debt	29,340	745
Amortization of deferred financing costs and other	3,881	2,666
Changes in operating assets and liabilities:
(Decrease) / increase in operating liabilities	(5,827)	472
Decrease in operating assets	8,861	18,021

Net cash provided by operating activities	177,282	172,264
Investing Activities
Proceeds from sales of real estate investments, net	271,494	118,565
Development of real estate assets	(9,188)	(46,844)
Acquisition of real estate assets, net of liabilities assumed	(232,143)	(8,296)
Capital expenditures and other major improvements - real estate assets, net of escrow reimbursement	(32,966)	(37,519)
Capital expenditures - non-real estate assets	(1,122)	(789)
Funds held in escrow from tax free exchanges pending the acquisition of real estate	(7,180)	—

Net cash (used in) / provided by investing activities	(11,105)	25,117
Financing Activities
Proceeds from the issuance of secured debt	324,282	179,600
Scheduled principal payments on secured debt	(7,837)	(33,265)
Non-scheduled principal payments and prepayment penalties on secured debt	(286,940)	(31,947)
Proceeds from the issuance of unsecured debt	198,476	—
Payments and prepayment penalties on unsecured debt	(154,843)	(21,308)
Net repayment of revolving bank debt	(168,200)	(27,500)
Payment of financing costs	(4,845)	(2,475)
Cash paid to buy out minority interests	—	(4,267)
Proceeds from the issuance of common stock	58,761	8,981
Proceeds from the issuance of performance shares	—	1,214
Distributions paid to minority interests	(6,885)	(10,687)
Distributions paid to preferred shareholders	(20,636)	(27,713)
Distributions paid to common shareholders	(87,399)	(81,634)
Repurchase of common and preferred stock	(7,803)	(149,464)

Net cash used in financing activities	(163,869)	(200,465)
Net increase / (decrease) in cash and cash equivalents	2,308	(3,084)
Cash and cash equivalents, beginning of period	4,641	10,305

Cash and cash equivalents, end of period	$6,949	$7,221

Supplemental Information:
Interest paid during the period	$106,369	$112,807
Issuance of restricted stock awards	2,904	1,547
Non-cash transactions:
Secured debt assumed with the acquisition of properties	41,636	18,229
Reduction in secured debt from the disposition of properties	31,063	7,694
Conversion of operating partnership units to common stock (92,159 shares in 2002 and 42,944 shares in 2001)	1,252	237

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Preferred Stock		Common Stock		Paid-in Capital

	Shares	Amount	Shares	Amount

Balance, December 31, 2001	13,416,009	$310,400	103,133,279	$103,133	$1,098,029
Comprehensive Income
Net income
Other comprehensive income:
Unrealized gain on derivative instruments (Note 7)

Comprehensive income

Issuance of common shares to employees, officers and director-shareholders			912,705	913	9,766
Issuance of common shares through dividend reinvestment and stock purchase plan			152,343	152	2,347
Issuance of common shares through public offering			3,166,800	3,167	41,139
Purchase of common stock			(528,713)	(529)	(7,275)
Issuance of restricted stock awards			195,490	195	2,709
Adjustment for cash purchase and conversion of minority interests of unitholders in operating partnerships			92,159	93	1,159
Principal repayments on notes receivable from officer-shareholders
Common stock distributions declared ($.2775 per share)
Preferred stock distributions declared-Series B ($.5375 per share)
Preferred stock distributions declared-Series D ($.4955 per share)
Amortization of deferred compensation

Balance, September 30, 2002	13,416,009	$310,400	107,124,063	$107,124	$1,147,874

	Distributions in Excess of Net Income	Deferred Compensation - Unearned Restricted Stock Awards	Notes Receivable from Office - Shareholders	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2001	$(448,345)	$(1,312)	$(4,309)	$(14,871)	$1,042,725
Comprehensive Income
Net income	46,126				46,126
Other comprehensive income:
Unrealized gain on derivative instruments (Note 7)				2,419	2,419

Comprehensive income	46,126			2,419	48,545

Issuance of common shares to employees, officers and director-shareholders					10,679
Issuance of common shares through dividend reinvestment and stock purchase plan					2,499
Issuance of common shares through public offering					44,306
Purchase of common stock					(7,804)
Issuance of restricted stock awards		(2,904)			—
Adjustment for cash purchase and conversion of minority interests of unitholders in operating partnerships					1,252
Principal repayments on notes receivable from officer-shareholders			1,288		1,288
Common stock distributions declared ($.2775 per share)	(89,317)				(89,317)
Preferred stock distributions declared-Series B ($.5375 per share)	(8,733)				(8,733)
Preferred stock distributions declared-Series D ($.4955 per share)	(11,815)				(11,815)
Amortization of deferred compensation		1,242			1,242

Balance, September 30, 2002	$(512,084)	$(2,974)	$(3,021)	$(12,452)	$1,034,867

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

1.  CONSOLIDATION AND BASIS OF PRESENTATION
          The accompanying consolidated financial statements include the accounts of United Dominion Realty Trust, Inc. and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership”), and Heritage Communities L.P. (the “Heritage OP”), (collectively, “United Dominion”).  As of September 30, 2002, there were 74,974,018 units in the Operating Partnership outstanding, of which 68,601,337 units, or 91.5%, were owned by United Dominion and 6,372,681 units, or 8.5%, were owned by non-affiliated limited partners.  As of September 30, 2002, there were 5,501,300 units in the Heritage OP outstanding, of which 4,906,867 units, or 89.2%, were owned by United Dominion and 594,433 units, or 10.8%, were owned by non-affiliated limited partners. The consolidated financial statements of United Dominion include the minority interests of the unitholders in the operating partnerships.

          The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and related notes appearing in United Dominion’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission.

          In the opinion of management, the consolidated financial statements reflect all adjustments which are necessary for the fair presentation of financial position at September 30, 2002 and results of operations for the interim periods ended September 30, 2002 and 2001.  Such adjustments are normal and recurring in nature. All significant inter-company accounts and transactions have been eliminated in consolidation.  The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

2.  REAL ESTATE HELD FOR INVESTMENT
          At September 30, 2002, there are 252 communities with 73,013 apartment homes classified as real estate held for investment.   The following table summarizes the components of real estate held for investment at September 30, 2002 and December 31, 2001 (dollars in thousands):

	September 30, 2002	December 31, 2001

Land and land improvements	$704,306	$695,923
Buildings and improvements	2,916,918	2,945,741
Furniture, fixtures and equipment	205,343	216,637
Construction in progress	204	278

Real estate held for investment	3,826,771	3,858,579
Accumulated depreciation	(701,582)	(646,366)

Real estate held for investment, net of accumulated depreciation	$3,125,189	$3,212,213

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
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

          During the nine months ended September 30, 2002, United Dominion sold 23 communities with a total of 6,564 apartment homes and one commercial property with 143,000 square feet.  At September 30, 2002, United Dominion had eight communities with 1,475 apartment homes with a net book value of $48.5 million and four parcels of land with a net book value of $9.1 million included in real estate held for disposition.  The results of operations for these properties are classified on the Consolidated Statements of Operations in the line item entitled “Income from discontinued operations, net of minority interests.”  Real estate held for disposition contributed property operating income (property rental income less property operating expenses) of $1.2 million and $3.8 million for the three and nine month periods ended September 30, 2002 and $1.3 million and $3.7 million for the three and nine month periods ended September 30, 2001.   The assets and liabilities for these properties are classified on the Consolidated Balance Sheets in the line items entitled “Real estate held for disposition,” “Real estate held for disposition secured debt,” and “Real estate held for disposition - liabilities.”

          The following is a summary of income from discontinued operations for the three and nine month periods ended September 30, 2002 and 2001 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Rental income	$8,514	$14,202	$35,632	$43,061
Rental expenses	3,797	5,997	15,329	17,799
Other expenses	756	4,997	9,248	15,219
Impairment loss on real estate and investments	—	—	2,301	775

	4,553	10,994	26,878	33,793
Income before gains on sales of investments, minority interests and extraordinary items	3,961	3,208	8,754	9,268
Gains on sales of depreciable property	19,128	—	30,625	—

Income before minority interests and extraordinary item	23,089	3,208	39,379	9,268
Minority interests on income from discontinued operations	(1,402)	(218)	(2,343)	(563)

Income before extraordinary item	21,687	2,990	37,036	8,705
Extraordinary item - early extinguishment of debt, net of minority interests	(474)	—	(1,591)	(90)

Income from discontinued operations, net of minority interests	$21,213	$2,990	$35,445	$8,615

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

4.  INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
          On September 10, 2002, United Dominion signed a development joint venture agreement with AEGON USA Realty Advisors, Inc. in which United Dominion is serving as the managing member.  The venture is expected to develop approximately eight to ten garden style apartment communities over the next three years, with a total development cost of up to $210 million. The venture will obtain bank construction financing for 65% to 80% of total costs.  The venture will provide equity contributions for the balance of the costs with AEGON providing 80% and United Dominion providing 20%.  United Dominion serves as the developer, general contractor and property manager for the venture.  United Dominion has guaranteed those project development costs, excluding financing costs (including fees and interest), which exceed the defined project cost budgeted amounts.

          As of September 30, 2002, the joint venture has not commenced operations.

5.  SECURED DEBT
          Secured debt on continuing and discontinued operations, which encumbers $1.5 billion or 39.4% of the carrying value of United Dominion’s real estate owned ($2.4 billion or 60.6% of the carrying value of United Dominion’s real estate owned is unencumbered) consists of the following at September 30, 2002 (dollars in thousands):

	Principal Outstanding		Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered

	September 30, 2002	December 31, 2001	2002	2002	2002

Fixed Rate Debt
Mortgage notes payable (a)	$199,277	$450,643	7.59%	6.6	16
Tax-exempt secured notes payable	61,476	65,806	6.68%	11.8	8
Fannie Mae credit facilities	288,875	—	6.40%	8.3	9
Fannie Mae credit facilities - swapped	17,000	17,000	6.74%	15.0	—

Total fixed rate secured debt	566,628	533,449	6.86%	8.3	33
Variable Rate Debt
Mortgage notes payable	11,869	15,082	4.93%	7.5	3
Tax-exempt secured notes payable	9,970	19,915	1.55%	19.9	2
Fannie Mae credit facilities	370,469	405,731	2.39%	14.4	51
Freddie Mac credit facility	70,669	—	2.22%	8.3	8

Total variable rate secured debt	462,977	440,728	2.41%	13.4	64

Total Secured Debt	$1,029,605	$974,177	4.86%	10.6	97

(a)

Includes fair value adjustments aggregating $2.6 million at September 30, 2002 and $7.9 million at December 31, 2001, recorded in connection with the assumption of debt associated with two acquisitions consummated in 1998.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

          Approximate principal payments due during each of the next five calendar years and thereafter, as of September 30, 2002, are as follows (dollars in thousands):

Year	Fixed Rate Maturities	Variable Rate Maturities	Total Secured Maturities

2002	$1,629	$2,306	$3,935
2003	19,176	437	19,613
2004	64,717	460	65,177
2005	19,748	5,028	24,776
2006	36,342	3,848	40,190
Thereafter	425,016	450,898	875,914

	$566,628	$462,977	$1,029,605

          For the three and nine months ended September 30, 2002, United Dominion recognized $11.4 million  ($0.11 per diluted share) of extraordinary losses, net of minority interests, and $26.0 million  ($0.24 per diluted share) in extraordinary losses, net of minority interests as a result of prepayment penalties incurred from the refinancing of certain secured loans, using proceeds from the Fannie Mae and Freddie Mac credit facilities, and the repurchase of unsecured debt using proceeds from third quarter dispositions.

6.  UNSECURED DEBT
          A summary of unsecured debt at September 30, 2002 and December 31, 2001 is as follows (dollars in thousands):

	2002	2001

Commercial Banks
Borrowings outstanding under an unsecured credit facility due August 2003 (a)	$62,000	$230,200
Borrowings outstanding under an unsecured term loan due May 2004–2005 (b)	100,000	100,000
Senior Unsecured Notes – Other
7.60% Medium-Term Notes due January 2002	—	46,750
7.65% Medium-Term Notes due January 2003 (c)	10,000	10,000
7.22% Medium-Term Notes due February 2003	11,815	11,815
8.63% Notes due March 2003	78,005	78,030
7.98% Notes due March 2002–2003 (d)	7,428	14,857
5.05% City of Portland, OR Bonds due October 2003	7,345	7,345
7.67% Medium-Term Notes due January 2004	51,405	53,510
7.73% Medium-Term Notes due April 2005	21,100	22,400
7.02% Medium-Term Notes due November 2005	49,760	49,760
7.95% Medium-Term Notes due July 2006	91,559	103,179
7.07% Medium-Term Notes due November 2006	25,000	25,000
7.25% Notes due January 2007	101,370	105,020
ABAG Tax-Exempt Bonds due August 2008	46,700	46,700
8.50% Monthly Income Notes due November 2008	57,400	57,400
6.50% Notes due June 2009 (e)	200,000	—
8.50% Debentures due September 2024 (f)	55,906	124,920
Other (g)	1,692	3,134

	816,485	759,820

Total Unsecured Debt	$978,485	$1,090,020

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

(a)

At September 30, 2002, United Dominion had eight interest rate swap agreements associated with commercial bank borrowings with an aggregate notional value of $155 million under which United Dominion paid a fixed rate of interest and received a variable rate of interest on the notional amounts.  The interest rate swaps, which mature over the period from October 2002 to July 2004, effectively changed United Dominion’s interest rate exposure on the $155 million of borrowings from a variable rate to a weighted average fixed rate of approximately 7.13%.  At September 30, 2002 and December 31, 2001, the weighted average interest rate of the $62 million and $230.2 million in commercial borrowings, after giving effect to swap agreements, was 7.1% and 6.1%, respectively.

(b)

As of September 30, 2002, United Dominion had five interest rate swap agreements associated with borrowings under the term loan with an aggregate notional value of $100 million under which United Dominion pays a fixed rate of interest and receives a variable rate of interest on the notional amounts.  The interest rate swaps, which mature in May 2003 and May 2004, effectively change United Dominion’s interest rate exposure on these borrowings from a variable rate to a weighted average fixed rate of approximately 8.17%.

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
(g)

Includes $1.7 million and $3.0 million at September 30, 2002 and December 31, 2001, respectively, of deferred gains from the termination of interest rate risk management agreements which are being amortized over their remaining useful life of approximately 3 years.

7.  FINANCIAL INSTRUMENTS

          United Dominion accounts for its derivative instruments in accordance with Statements of Financial Accounting Standards No. 133 and 138, “Accounting for Certain Derivative Instruments and Hedging Activities.” At September 30, 2002, all of United Dominion’s derivative financial instruments are interest rate swap agreements that are designated as cash flow hedges of debt with variable interest rate features, and are qualifying hedges for financial reporting purposes.   For derivative instruments that qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings during the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.

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

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

          The following table presents the fair values of United Dominion’s derivative financial instruments outstanding, based on external market quotations, as of September 30, 2002 (dollars in thousands):

Notional Amount	Fixed Rate	Type of Contract	Effective Date	Contract Maturity	Fair Value

Secured Debt:
FNMA
$7,000	6.48%	Swap	06/30/99	06/30/04	$(550)
10,000	6.92%	Swap	12/01/99	04/01/04	(735)

17,000	6.74%				(1,285)
Unsecured Debt:
Bank Credit Facility
5,000	8.85%	Swap	06/26/95	07/01/04	(405)
10,000	7.24%	Swap	10/18/95	10/03/02	(109)
5,000	7.08%	Swap	11/21/95	10/03/02	(53)
25,000	7.49%	Swap	11/01/00	08/01/03	(1,102)
25,000	7.49%	Swap	11/01/00	08/01/03	(1,102)
25,000	7.31%	Swap	12/01/00	08/01/03	(1,060)
25,000	7.31%	Swap	12/04/00	08/01/03	(1,060)
35,000	6.08%	Swap	03/13/01	04/01/03	(682)

155,000	7.13%				(5,573)
Unsecured Debt:
Bank Term Loan
25,000	7.64%	Swap	11/15/00	05/15/03	(812)
20,000	7.64%	Swap	11/15/00	05/15/03	(649)
23,500	8.82%	Swap	11/15/00	05/15/04	(1,865)
23,000	8.82%	Swap	11/15/00	05/15/04	(1,825)
8,500	7.41%	Swap	12/04/00	05/15/03	(263)

100,000	8.17%				(5,414)
Medium-Term Notes
10,000	7.65%	Swap	01/26/99	01/27/03	(178)

$282,000					$(12,450)

          During the quarter ended September 30, 2002, United Dominion recognized $0.5 million of unrealized gains in comprehensive income and a $55 thousand gain in net income related to the ineffective portion of its hedging instruments.  In addition, United Dominion has recognized $12.5 million of derivative financial instrument liabilities on the Consolidated Balance Sheet.  For the nine months ended September 30, 2002, United Dominion recognized $2.4 million of net unrealized gains in comprehensive income and a $62 thousand gain in net income related to the ineffective portion of our hedging instruments.

          As of September 30, 2002, United Dominion expects to reclassify $9.8 million of net losses on derivative instruments from accumulated other comprehensive loss to earnings (interest expense which, combined with the interest paid on the underlying debt, results in interest expense at the fixed rates shown above) during the next twelve months on the related hedged transactions.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
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

          The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Numerator for basic and diluted earnings per share-net income available to common shareholders	$13,602	$6,778	$25,578	$23,606

Denominator for basic earnings per share-weighted average common shares outstanding	107,148	99,623	106,139	100,612
Effect of dilutive securities:
Employee stock options and non-vested restricted stock awards	946	843	893	680

Denominator for diluted earnings per share	108,094	100,466	107,032	101,292

Basic earnings per share	$0.13	$0.07	$0.24	$0.23

Diluted earnings per share	$0.13	$0.07	$0.24	$0.23

         The effect of the conversion of the operating partnership units and convertible preferred stock is not dilutive and is therefore not included in the above calculations. If the operating partnership units were converted to common stock, the additional shares of common stock outstanding for the three and nine months ended September 30, 2002 and 2001 would be 6,972,581 and 7,010,248 for 2002 and 7,222,480 and 7,354,237 for 2001, respectively.  If the convertible preferred stock was converted to common stock, the additional shares of common stock outstanding for the three and nine months ended September 30, 2002 and 2001 would be 12,307,692 common shares.

9.  COMPREHENSIVE INCOME
          Total comprehensive income for the three and nine months ended September 30, 2002 and 2001 was $20.9 million and $48.5 million for 2002 and $7.3 million and $35.5 million for 2001, respectively.  The difference between net income and total comprehensive income is primarily due to the fair value accounting for interest rate swaps.

10.  COMMITMENTS AND CONTINGENCIES
Commitments
          United Dominion is committed to completing its real estate currently under development, which has an estimated cost to complete of $6.9 million at September 30, 2002.

Contingencies
          In May 2001, the shareholders of United Dominion approved the Out-Performance Program (the “Program”) pursuant to which executives and other key officers of United Dominion were given the opportunity to invest in United Dominion by purchasing performance shares (“Out-Performance Partnership Shares” or  “OPPSs”) of the Operating Partnership for an initial investment of $1.27 million (the full market value of the OPPSs at inception, as determined by an independent investment banking firm).  The Program measures United Dominion’s performance over a 28-month period beginning February 2001.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

          The Program is designed to provide participants with the possibility of substantial returns on their investment if United Dominion’s total return, considering the reinvestment of dividend income as well as share price appreciation, on its common stock during the measurement period exceeds the greater of a) industry average (defined as the total cumulative return of the Morgan Stanley REIT Index over the same period) or b) a 30% total return (12% annualized) (the “minimum return”).

          At the conclusion of the measurement period, if United Dominion’s total return satisfies these criteria, the holders of the OPPSs will receive distributions and allocations of income and loss from the Operating Partnership equal to the distributions and allocations that would be received on the number of interests in the Operating Partnership (“OP Units”) obtained by:

i.

determining the amount by which the cumulative total return of United Dominion’s common stock over the measurement period exceeds the greater of the cumulative total return of the peer group index (the Morgan Stanley REIT Index) or the minimum return (such being the “excess return”);

ii.

multiplying 4% of the excess return by United Dominion’s market capitalization (defined as the average number of shares outstanding over the 28-month period multiplied by the daily closing price of United Dominion’s common stock) up to a maximum of 2% of market capitalization; and

iii.

dividing the number obtained in (ii) by the market value of one share of United Dominion common stock on the valuation date, determined by the volume-weighted average price of the common stock for the 20 trading days immediately preceding the valuation date.

          If, on the valuation date, the cumulative total return of United Dominion’s common stock does not meet the minimum return or the total return of the peer group and there is no excess return, then the holders of the OPPSs will forfeit their entire initial investment of $1.27 million.   The OPPSs, unlike United Dominion’s other OP Units, are not convertible into common stock except upon a change of control of United Dominion or upon the death of the participant.  It is this feature, combined with the fact that management paid market value for the shares, that we believe makes this program better than previous programs, such as stock options, that were likewise designed to motivate and retain executives and key management.  It ensures that management’s goals are perpetually aligned with the shareholders since the OP Units can not be conveyed or disposed of except as outlined previously.  Accordingly, the contingently issuable OPPSs are not included in common stock and common stock equivalents in the calculation of earnings per share.  Based upon results through September 30, 2002, 1,224,144 OPPSs would have been issued had the Program terminated on that date.  However, since the ultimate determination of OPPSs to be issued will not occur until June 2003, and the number of OPPSs is determinable only upon future events, the financial statements do not reflect any additional impact for these events.

Legal Matters
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

11.  RELATED PARTY TRANSACTIONS
          As of September 30, 2002 the Company has $3.0 million of Notes Receivable from certain Officers and Directors of the Company (original principal balances of $3.5 million), at an interest rate of 7.0% and maturities scheduled from December 2002 to June 2004.  The purpose of the loans was for the borrowers to purchase shares of the Company’s common stock pursuant to the Company’s 1991 Stock Purchase and Loan Plan.  The loans are evidenced by Promissory Notes between the borrowers and the Company and are secured by a pledge of the shares of common stock (281,750 shares with a market value of $4.5 million at September 30, 2002).  The Notes require that dividends received on the shares be applied towards payment of the Notes.

          In addition, the Company entered into a Servicing and Purchase Agreement (the “ Servicing Agreement”) with Sun Trust Bank (the “Bank”) whereby the Company has agreed to act as servicing agent for and to purchase certain loans made by the Bank to Officers and Directors of the Company (the “Borrowers”) to finance the purchase

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

of shares of the Company’s common stock.  The loans are evidenced by promissory notes (“Notes”) between each Borrower and the Bank. The Servicing Agreement provides that the Bank can require the Company to purchase the Notes upon an event of default by the Borrower or the Company under the Servicing Agreement and at certain other times during the term of the Servicing Agreement.  The aggregate outstanding principal balance of the Notes as of September 30, 2002 was $11.7 million (original principal balance was $12.7 million), and all of the Notes mature during 2004.  Because certain of the Borrowers elected floating rate loans and others elected fixed rate loans, the interest rates on these loans as of September 30, 2002 ranged from 3.64% to 7.68%.    Each Borrower entered into a Participation Agreement with the Company that requires that all cash dividends received on the shares (1,083,256 shares at September 30, 2002 with a closing market value of $17.2 million) be applied towards payment of the Notes.  Based upon the fact that 100% of all cash dividend payments are paid to amortize the Notes and that the Notes are recourse to the Borrowers, the Company believes that its exposure to liability under the Notes is remote.

12.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
          In April 2002, the FASB issued Statement 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction” (“SFAS No. 145”). Statement 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS No. 4”), required that gains and losses from the extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item.  The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 will require United Dominion to reclassify prior period items into continuing operations, including those recorded in the current period, that do not meet the extraordinary classification.  Additionally, future gains and losses related to debt extinguishment may be required to be classified in income from continuing operations.  The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 become effective in fiscal years beginning after May 15, 2002.  United Dominion, from time to time, incurs such charges and is currently assessing the impact that this statement will have on its consolidated financial position or results of operations.

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

Business Overview
          United Dominion is a real estate investment trust, or REIT, that owns, acquires, renovates, develops and manages middle market apartment communities nationwide.  From 1996 through 1999, United Dominion acquired other REITs, private portfolios and individual communities to create a national platform.  Beginning in 2000, United Dominion started to upgrade the quality of the portfolio and invested in infrastructure and technology to catch up with the rapid growth of its portfolio of assets.  In 2002, United Dominion continues to refine its strategy with the goal of enhancing long-term earnings growth on a sustained basis by focusing on operational opportunities that management believes will produce above-average net operating income growth, steadily increase cash flow per apartment home and strengthen the capital structure of United Dominion.  Our strategy includes the following key initiatives:

•

Own and operate middle market apartment homes across a geographically diverse platform by enhancing our presence in 25 to 30 core markets to enable United Dominion to capitalize on operating efficiencies.

•	As local market cycles create opportunities, exit current markets where long-term growth is below the national average (the “non-core markets”).

•

Employ a strict capital allocation discipline throughout all decision-making processes to enhance performance, improve the strength of United Dominion’s balance sheet and increase financial flexibility.

•

Lead, manage, measure and reward associates based upon performance specifically tied to key financial and investment indicators, including the growth of funds from operations, adjusted funds from operations and the common share price.

          Over the long-term, these key initiatives will better position United Dominion to serve its customers, increase profitability and capitalize on changes in the marketplace.  At September 30, 2002, United Dominion owned 260 communities with 74,488 apartment homes nationwide, including properties held for disposition.

          The following table summarizes United Dominion’s apartment market information by major geographic markets (includes real estate under development and real estate held for disposition, excludes commercial properties):

	As of September 30, 2002				Three Months Ended September 30, 2002		Nine Months Ended September 30, 2002

	Number of Apartment Communities	Number of Apartment Homes	Percentage of Carrying Value	Carrying Value (in thousands)	Average Physical Occupancy	Average Monthly Rental Rates	Average Physical Occupancy	Average Monthly Rental Rates

Dallas, TX	15	5,133	6.7%	$261,798	92.8%	$701	93.6%	$707
Houston, TX	22	5,726	5.9%	230,793	93.4%	648	94.8%	644
Phoenix, AZ	12	3,855	5.9%	227,352	92.9%	716	93.2%	718
Orlando, FL	14	4,140	5.3%	204,737	92.1%	733	91.7%	744
Raleigh, NC	11	3,663	5.2%	203,431	90.5%	774	90.2%	715
Metropolitan DC	8	2,330	4.4%	171,821	95.6%	943	95.9%	920
Mid Cities, TX	10	3,465	4.1%	157,358	93.8%	680	94.5%	678
Tampa, FL	10	3,372	3.9%	153,465	90.5%	705	91.5%	658
Columbus, OH	6	2,530	3.8%	149,051	93.1%	690	94.2%	707
San Francisco, CA	4	980	3.6%	141,194	97.0%	1,572	97.2%	690
Charlotte, NC	10	2,711	3.6%	138,159	91.8%	633	89.4%	1,602
Nashville, TN	8	2,220	3.1%	120,428	91.1%	667	92.4%	653
Greensboro, NC	8	2,122	2.7%	104,538	89.1%	607	89.9%	672
Southern California	4	1,318	2.6%	100,816	94.7%	931	94.5%	620
Monterey Peninsula, CA	9	1,706	2.5%	97,919	91.6%	929	91.8%	922
Richmond, VA	8	2,372	2.5%	97,522	93.0%	726	94.4%	911
Wilmington, NC	6	1,868	2.3%	91,145	91.9%	655	91.6%	725
Atlanta, GA	6	1,426	1.9%	72,371	86.9%	733	89.4%	737
Baltimore, MD	6	1,292	1.7%	67,718	95.0%	863	96.0%	855
Columbia, SC	6	1,584	1.6%	62,579	95.5%	592	94.7%	591
Jacksonville, FL	3	1,157	1.5%	58,887	94.9%	676	94.6%	764
Norfolk, VA	6	1,438	1.4%	54,572	98.2%	701	97.4%	675
Lansing, MI	4	1,226	1.3%	49,708	89.7%	687	92.8%	694
Seattle, WA	3	628	0.9%	34,164	92.1%	750	93.5%	678
Other Western	6	2,650	4.0%	155,756	90.7%	769	92.3%	746
Other Southwestern	10	2,503	3.3%	127,157	93.5%	679	92.4%	755
Other Pacific	8	2,275	3.2%	123,772	89.6%	755	91.0%	682
Other Florida	8	2,089	2.8%	107,573	93.4%	837	93.7%	736
Other Midwestern	10	2,122	2.4%	94,990	93.7%	634	94.0%	636
Other North Carolina	8	1,893	1.9%	75,738	95.7%	575	95.6%	569
Other Southeastern	4	1,394	1.8%	69,084	90.5%	588	90.6%	592
Other Mid-Atlantic	5	928	1.1%	42,766	97.3%	803	97.2%	796
Other Northeastern	2	372	0.5%	18,242	96.7%	692	97.0%	688
Construction in Progress	—	—	0.1%	3,307	—	—	—	—
Land	—	—	0.5%	20,484	—	—	—	—

Total Apartments	260	74,488	100.0%	$3,890,395	92.6%	$724	93.1%	$718

Liquidity and Capital Resources
          Liquidity is the ability to meet present and future financial obligations either through the sale or maturity of existing assets or by the acquisition of additional funds through working capital management.  Both the coordination of asset and liability maturities and effective working capital management are important to the maintenance of liquidity.  United Dominion’s primary source of liquidity is its cash flow from operations as determined by rental rates, occupancy levels and operating expenses related to its portfolio of apartment homes. United Dominion routinely uses its unsecured bank credit facility to temporarily fund certain investing and financing activities prior to arranging for longer-term financing. During the past several years, proceeds from the sale of real estate have been used for both investing and financing activities.

          United Dominion expects to meet its short-term liquidity requirements generally through its net cash provided by operations and borrowings under credit arrangements.  We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, the repayment of financing on development activities and potential property acquisitions, through long-term secured and unsecured borrowings, the disposition of properties and the issuance of debt securities or additional equity securities of United Dominion.  We believe that our net cash provided by operations will continue to be adequate to meet both operating requirements and the payment of dividends by United Dominion in accordance with REIT requirements in both the short- and long-term.  The budgeted expenditures for improvements and renovations of certain properties are expected to be funded from property operations.

          United Dominion filed a shelf registration statement in December 1999 providing for the issuance of up to an aggregate of $700 million in common shares, preferred shares and debt securities to facilitate future financing activities in the public capital markets.  In March 2002, United Dominion completed the sale of 3.0 million shares of common stock at a price of $14.91 per share.  In June 2002, United Dominion issued $200 million of 6.50% senior unsecured notes due in June 2009.  As of September 30, 2002, approximately $294 million of equity and debt securities remain available for use under the shelf registration statement.  Access to capital markets is dependent on market conditions at the time of issuance.

Future Capital Needs
          Future development expenditures are expected to be funded primarily through joint ventures or with proceeds from the sale of property, and to a lesser extent, cash flows provided by operating activities.  Acquisition activity in strategic markets is expected to be largely financed by the reinvestment of proceeds from the sale of property in non-strategic markets.

          As of September 30, 2002, United Dominion had approximately $3.9 million of secured debt maturing during the remainder of 2002 which we anticipate repaying using proceeds from mortgage refinancing activity or borrowings under unsecured or secured credit facilities.

Significant and Critical Accounting Policies
          Our significant accounting policies are described in Note 1 in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.  The accounting policies used in preparing our interim consolidated financial statements for the three and nine months ended September 30, 2002 are the same as those described in our Annual Report on Form 10-K.

          Our critical accounting policies are those having the most impact on the reporting of our financial condition and results and those requiring significant judgements and estimates.  These policies include those related to (1) capital expenditures, (2) revenue recognition, and (3) derivatives and hedging activities.  Our critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2001.  There have been no significant changes in our critical accounting policies from those reported in our 2001 Annual Report on Form 10-K.  With respect to these critical accounting policies, management believes that the application of judgements and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.

Statements of Cash Flow
          The following discussion explains the changes in net cash provided by operating activities and net cash used in investing and financing activities that are presented in United Dominion’s Consolidated Statements of Cash Flows.

Operating Activities
          For the nine months ended September 30, 2002, United Dominion’s net cash flow from operating activities was $177.3 million compared to $172.3 million for the same period in 2001.  The slight increase in net cash flow from operating activities resulted primarily from increased rental revenues from a larger portfolio and decreased interest expense that was partially offset by lower collections on escrow accounts and receivables and increased payments of accrued incentive compensation.

Investing Activities
          For the nine months ended September 30, 2002, net cash used in investing activities was $11.1 million compared to net cash provided by investing activities of $25.1 million for the same period in 2001.  Changes in the level of investing activities from period to period reflect United Dominion’s strategy as it relates to its acquisition, capital expenditure, development and disposition programs, as well as the impact of the capital market environment on these activities.

Acquisitions
          During the nine months ended September 30, 2002, United Dominion acquired seven communities with 2,623 apartment homes for approximately $204 million.   In addition, in June 2002, United Dominion purchased, for approximately $52 million, the remaining two apartment communities with 644 apartment homes that were part of an unconsolidated development joint venture in which United Dominion owned a 25% interest and served as the managing partner.  In August 2002, United Dominion purchased the 36% outside partnership interest in two properties in California containing 926 apartment homes for $17.3 million.

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

          During the first nine months of 2002, $33.0 million or $430 per home was spent on capital expenditures for all of United Dominion’s communities excluding development and commercial properties.  These capital improvements included turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as HVAC equipment, roofs, landscaping, siding, parking lots and other non-revenue enhancing capital expenditures, which aggregated $25.8 million or $337 per home.  In addition, revenue enhancing capital expenditures, including water sub-metering, the initial installation of microwaves or washer-dryers, and extensive interior upgrades totaled $6.8 million or $88 per home and major renovations totaled $0.4 million or $5 per home for the nine months ended September 30, 2002.

          The following table outlines capital expenditures and repair and maintenance costs for United Dominion’s total portfolio, excluding real estate under development and commercial properties for the periods presented (dollars in thousands):

	Nine Months Ended September 30,			(Per Unit) Nine Months Ended September 30,

	2002	2001	% Change	2002	2001	% Change

Turnover capital expenditures	$12,727	$12,242	4.0%	$166	$160	3.8%
Other recurring capital expenditures	13,114	9,558	37.2%	171	125	3.7%

Total recurring capital expenditures	25,841	21,800	18.5%	337	285	18.2%
Revenue enhancing improvements	6,750	12,711	-46.9%	88	166	-47.0%
Major renovations	375	3,008	-87.5%	5	39	-87.2%

Total capital improvements	$32,966	$37,519	-12.1%	$430	$490	-12.2%

Repair and maintenance	29,805	26,566	12.2%	389	348	11.8%

Total expenditures	$62,771	$64,085	-2.1%	$819	$838	-2.3%

          Total capital improvements during the first nine months of 2002 decreased 12.2% per unit compared to the same period in 2001. United Dominion will continue to selectively add revenue enhancing improvements that we believe will provide a return on investment substantially in excess of United Dominion’s cost of capital.  Recurring capital expenditures during 2002 are currently expected to be approximately $435 per home.

Real Estate under Development
          Development activity is focused in core markets that have strong operations in place.   For the nine months ended September 30, 2002, United Dominion invested approximately $9.2 million in real estate projects, down $37.7 million from its 2001 level of $46.8 million.

          The following projects were completed during the first nine months of 2002:

	Location	Number of Apartment Homes	Development Cost (In thousands)	Cost Per Home	Date Completed	%Leased at 9/30/02

Greensview II	Denver, CO	192	$16,800	$87,500	3/02	76.6%
The Meridian II	Dallas, TX	270	14,800	54,800	6/02	95.6%

		462	$31,600	$68,400

          The following project, representing an additional phase to an existing community, was under development at September 30, 2002:

	Location	Number of Apartment Homes	Completed Apartment Homes	Cost to Date (In thousands)	Budgeted Cost (In thousands)	Estimated Cost Per Home	Expected Completion Date

The Mandolin II	Dallas, TX	178	—	$3,300	$10,200	$57,300	2Q03

          In addition, United Dominion owns nine parcels of land that it continues to hold for future development that had a carrying value at September 30, 2002 of $11.4 million.  Eight of the nine parcels represent additional phases to existing communities as United Dominion plans to add apartment homes adjacent to currently owned communities that are in improving markets.

Disposition of Investments
          For the nine months ended September 30, 2002, United Dominion sold 23 communities with a total 6,564 apartment homes and one commercial property for an aggregate sales price of approximately

$300 million and recognized gains for financial reporting purposes of $30.6 million. Proceeds from the sales were applied primarily to acquire communities and reduce debt.  In addition, during the first quarter of 2002, $3.1 million in proceeds was received on the condemnation of 96 units of a community in Fresno, California that resulted in a gain of $1.2 million.

          United Dominion continues to pursue its strategy of exiting markets where long-term growth prospects are limited and redeploying capital into markets that would enhance future growth rates and economies of scale.

          During the remainder of 2002, United Dominion plans to dispose of selected communities in non-core markets, with inferior locations, significant capital expense requirements without the potential of a corresponding increase in rent, or insufficient growth potential.  Proceeds from 2002 dispositions will be used to acquire communities, to fund development activity and to reduce debt.

Financing Activities
          Net cash used in financing activities during the nine months ended September 30, 2002 was $163.9 million compared to net cash used of $200.5 million for the nine months ended September 30, 2001.   As part of the plan to improve United Dominion’s balance sheet position, we utilized proceeds from dispositions, equity and debt offerings and refinancings to extend maturities, pay down existing debt and purchase new properties.

          The following is a recap of the financing activities for the first nine months of 2002:

•	Borrowed an additional $253.6 million under our existing Fannie Mae credit facilities and $70.7 million under a new $72 million Freddie Mac revolving credit facility.

•

Repaid $294.8 million of secured debt and $154.8 million of unsecured debt (includes tender offer and prepayment penalties referred to below), assumed $41.6 million of secured debt in connection with the acquisition of properties and was relieved of $31.1 million of secured debt in connection with the disposition of properties.

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

•

In September 2002, launched tender offers to purchase $124.9 million of United Dominion’s 8.50% debentures maturing in 2024 and $103.1 million of our 7.95% notes maturing in 2006.  Upon completion of the tender offers, which expired September 30, 2002, $70.6 million of the 8.50% debentures and $12.6 million of the 7.95% notes had been repurchased. United Dominion also repurchased $2.1 million of the Company’s 7.67% notes maturing in 2004, $1.3 million of its 7.73% notes maturing in 2005 and $3.7 million of its 7.25% notes maturing in 2007.

•

Repurchased 302,300 common shares at an average price of $13.98.  As of September 30, 2002, approximately 2.9 million common shares remained available for purchase under the common share repurchase program.

•

Incurred $29.3 million in extraordinary charges.  These charges consisted of prepayment penalties of $15.8 million incurred during the first quarter of 2002 associated with the refinancing of certain mortgages using proceeds from the new Fannie Mae and Freddie Mac credit facilities.  Management believes that the net present value of these refinancing transactions ranges from approximately $17 to $20 million.  In addition, premiums of $12.6 million were paid during the third quarter of 2002 for the redemption of certain higher coupon bonds.  Management projects a net present value of approximately $1 to $2 million on these redemptions.  The remainder of the charges, incurred throughout the nine-month period, resulted from prepayment penalties for the early payoff of loans on the sale of properties.

Credit Facilities
          United Dominion has four secured revolving credit facilities with Fannie Mae with an aggregate commitment of $860 million and one with Freddie Mac for $72 million.  As of September 30, 2002, $676.3 million was outstanding under the Fannie Mae credit facilities leaving $183.7 million of unused capacity.  The Fannie Mae credit facilities are for an initial term of ten years, bear interest at floating and fixed rates and can be extended for an additional five years at United Dominion’s discretion.  As of September 30, 2002, $70.7 million had been funded under the Freddie Mac credit facility leaving $1.3 million of unused capacity.  The Freddie Mac credit facility is for an initial term of five years with an option by United Dominion to extend for an additional four-year term at the then market rate.

          As of September 30, 2002, the aggregate borrowings under both the Fannie Mae and Freddie Mac credit facilities was $747 million.  We have $288.9 million of the funded balance fixed at a weighted average interest rate of 6.4% with a weighted average maturity of eight years.  The remaining balance on these facilities is currently at a weighted average variable rate of 2.4%.

          United Dominion has a $375 million three-year unsecured bank revolving credit facility that matures in August 2003.  As of September 30, 2002, $62 million was outstanding under the bank credit facility leaving $313 million of unused capacity.  Under the bank credit facility, United Dominion may borrow at a rate of LIBOR plus 110 basis points and pays a facility fee, which is equal to 0.25% of the commitment.

          The Fannie Mae and Freddie Mac credit facilities and the bank credit facility are subject to customary financial covenants and limitations.  As of September 30, 2002, management believes that United Dominion is in compliance with all covenants and limitations.

          Information concerning short-term bank borrowings under United Dominion’s bank credit facility is summarized in the table that follows (dollars in thousands):

	Three months ended September 30, 2002	Twelve months ended December 31, 2001

Total line of credit	$375,000	$375,000
Borrowings outstanding at end of period	62,000	230,200
Weighted average daily borrowings during the period	77,686	248,367
Maximum daily borrowings outstanding during the period	141,900	347,200
Weighted average interest rate during the period	3.6%	5.2%
Weighted average interest rate at end of period	3.3%	3.2%
Weighted average interest rate at end of period, after giving effect to swap agreements	7.1%	6.1%

Derivative Instruments
          As part of United Dominion’s overall interest rate risk management strategy, we use derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions.  United Dominion’s derivative transactions used for interest rate risk management include various interest rate swaps with indices that relate to the pricing of specific financial instruments of United Dominion.  United Dominion believes that it has appropriately controlled its interest rate risk through the use of derivative instruments.  For the first nine months of 2002, the fair value of United Dominion’s derivative instruments has improved from an unfavorable value position of $14.9 million at December 31, 2001 to an unfavorable value position of $12.5 million at September 30, 2002.  This decrease is primarily due to the normal progression of the fair market value of derivative instruments to get closer to zero as they near the end of their terms.

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

          The following table outlines United Dominion’s FFO calculation for the three and nine months ended September 30 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income	$20,399	$13,547	$46,126	$51,524
Adjustments:
Distributions to preferred shareholders	(6,797)	(6,769)	(20,548)	(24,422)
Real estate depreciation, net of outside partners’ interest	38,804	32,017	110,370	102,318
Minority interests of unitholders in operating partnership	264	282	1,066	1,200
Real estate depreciation related to unconsolidated entities	60	282	437	746
Gains on sales of depreciable property, net of outside partners’ interest	—	—	(1,248)	(24,005)
Extraordinary item-early extinguishment of debt, net of minority interest	11,354	173	26,028	610
Discontinued Operations:
Real estate depreciation	326	3,629	6,879	10,871
Minority interests of unitholders in operating partnership	1,402	218	2,343	563
Impairment loss on real estate	—	—	2,301	—
Gains on sales of depreciable property	(19,128)	—	(30,625)	—
Extraordinary item-early extinguishment of debt, net of minority interest	474	—	1,591	90

Funds from operations-basic	$47,158	$43,379	$144,720	$119,495

Adjustment:
Distribution to preferred shareholders-Series D (Convertible)	$3,886	$3,857	$11,815	$11,571

Funds from operations-diluted	$51,044	$47,236	$156,535	$131,066

Adjustment:
Recurring capital expenditures	$(8,259)	$(7,886)	$(25,013)	$(23,631)

Adjusted funds from operations-diluted	$42,785	$39,350	$131,522	$107,435

Weighted average number of common shares and OP Units outstanding-basic	114,121	107,000	113,149	108,120
Weighted average number of common shares, OP Units and common stock equivalents outstanding-diluted	128,557	120,032	127,534	120,989

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

Net Income Available to Common Shareholders
          Net income available to common shareholders was $13.6 million or $0.13 per share for the quarter ended September 30, 2002, compared to $6.8 million or $0.07 per share for the same period in the prior year.  The increase in net income available to common shareholders resulted primarily from higher gains recognized on the sales of depreciable property during 2002 compared to the same period in 2001.  In addition, continuing property operations generated $9.1 million more in rental income during 2002 and United Dominion reduced interest expense by over $1.1 million.  This, in part, was offset by an increase in depreciation expense and rental expenses as a result of a larger portfolio.  Furthermore, United Dominion incurred non-recurring charges of $12.6 million during the third quarter of 2002 compared to $0 for the same period in 2001.  These charges related primarily to the tender offers to purchase United Dominion’s 8.50% debentures due 2024 and 7.95% notes due 2006 and the purchase of other unsecured debt.  The amount paid to repurchase this debt exceeded the net proceeds received from the initial issuance of the debt, and that excess is reflected in the Statement of Operations as an extraordinary charge to earnings.

          Net income available to common shareholders was $25.6 million or $0.24 per share for the nine-month period ended September 30, 2002, compared to $23.6 million or $0.23 per share for the same period in the prior year.  The increase in net income available to common shareholders resulted primarily from a $19.1 million increase in rental income generated from continuing property operations, higher gains recognized on the sales of depreciable property during 2002 compared to 2001 and a reduction in interest expense.  These increases were partially offset by an increase in depreciation expense and rental expenses, as a result of a larger portfolio, as well as higher extraordinary charges to earnings from debt refinancing and debt repurchases.

Apartment Community Operations
          United Dominion’s net income is primarily generated from the operations of its apartment communities.  The following table summarizes the operating performance of United Dominion’s total apartment portfolio for each of the periods presented (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2002	2001	% Change	2002	2001	% Change

Property rental income	$157,082	$153,588	2.3%	$474,148	$462,078	2.6%
Property operating expense*	(59,628)	(56,690)	5.2%	(175,567)	(170,319)	3.1%

Property operating income	$97,454	$96,898	0.6%	$298,581	$291,759	2.3%

Weighted average number of homes	76,812	76,102	0.9%	77,491	76,421	1.4%
Physical occupancy**	92.6%	93.8%	-1.2%	93.1%	93.9%	-0.8%

* Excludes depreciation, amortization and property management expenses.

** Based upon weighted average units.

          The increase in property operating income provided by the same communities, development communities and acquisition communities since September 30, 2001 is primarily due to the weighted average number of apartment homes increasing 1.4% from the nine month period ended September 30, 2001 to the nine month period ended September 30, 2002, and to the continued lease-up and stabilization of developed communities.

Same Communities
          United Dominion’s same communities (those communities acquired, developed and stabilized prior to January 1, 2001 and held on January 1, 2002 which consisted of 65,730 apartment homes at September 30, 2002) provided 86% of our property operating income for the nine months ended September 30, 2002.

          For the third quarter of 2002, property operating income for the same communities decreased 3.4% or $3.0 million compared to the same period in 2001.  The decrease in property operating income resulted primarily from a 1.4% or $1.9 million decrease in property rental income over the same period in the prior year.  This decrease was driven by a 0.6% or $0.9 million decrease in rental rates, a 25.5% or $0.9 million increase in concessions and a 24.2% or $2.1 million increase in vacancy loss.  These decreases in income were partially offset by a 42.6% or $1.0 million increase in sub-meter, trash and vacant utility reimbursements and a 21.3% or $1.0 million increase in other income.  In addition, property operating expenses at these same communities increased 2.3% or $1.1 million over the same period in the prior year.  This increase in property operating expenses was driven by an 8.2% or $0.7 million increase in repair and maintenance expense, a 3.4% or $0.5 million increase in personnel costs, a 2.9% or $0.4 million increase in taxes and a 3.4% or $0.3 million increase in utilities expense.  These increases in expense were partially offset by a 45.7% or $0.9 million decrease in insurance costs.  Physical occupancy for the three-month period ended September 30, 2002, declined 1.2% to 92.8%.

          As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property operating income divided by property rental income) decreased 1.4% from the comparable period last year to 62.4% for the quarter ended September 30, 2002.

          For the nine months ended September 30, 2002, same community property operating income remained constant compared to the same period last year.  The overall increase in property operating income of 0.2% or $0.9 million was primarily driven by a 0.9% or $3.7 million increase in rental rates, a 33.1% or $2.5 million increase in reimbursements and an 18.6% or $2.6 million increase in other income.  These increases in income were partially offset by a 17.6% or $4.3 million increase in concessions.  In addition, property operating expenses at these same communities increased 0.9% or $0.9 million over the same period in the prior year.  This increase in property operating expenses was primarily driven by a 10.3% or $2.4 million increase in repair and maintenance costs and a 3.1% or $1.1 million increase in taxes, both of which were partially offset by a 7.0% or $1.8 million decrease in utilities expense, a 31.7% or $0.5 million decrease in incentive bonus expense and a 5.5% or $0.4 million decrease in insurance costs.  Physical occupancy for the nine-month period ended September 30, 2002, declined 0.6% to 93.3%.

          As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property operating income divided by property rental income) decreased 0.1% from the comparable period last year to 63.7% for the nine months ended September 30, 2002.

Non-Mature Communities
          The remaining 14% of United Dominion’s property operating income during the first nine months of 2002 was generated from its non-mature communities (those communities acquired or developed during 2001 and 2002, sold properties and those properties classified as held for disposition). United Dominion’s development communities, which included 1,238 apartment homes constructed since January 1, 2001, provided $4.6 million of property operating income for the nine months ended September 30, 2002. In addition, the 14 communities with 4,571 apartment homes acquired by United Dominion during 2001 and 2002 provided $12.6 million of property operating income for the nine month period.  The 23 communities with 6,545 apartment homes sold during 2002 provided $16.5 million of property operating income, the eight communities with 1,475 apartment homes classified as real estate held for disposition provided $3.8 million of property operating income and other non-mature communities provided $3.4 million of property operating income for the nine months ended September 30, 2002.

Interest Expense
          Interest expense decreased $1.1 million and $7.5 million for the three and nine months ended September 30, 2002, respectively, from the corresponding periods in 2001 primarily due to debt refinancings and decreasing interest rates that were partially offset by the overall increase in the weighted average level of debt outstanding.  For the nine month period, the weighted average amount of debt outstanding increased 4.3% or $87.4 million when compared to the same period in the prior year and the weighted average interest rate decreased from 7.1% for the nine months ended September 30, 2001 to 6.2% for the same period in 2002.  For the quarter ended September 30, 2002, the weighted average amount of debt outstanding increased 0.8% or $17.1 million when compared to the same period in the prior year and the weighted average interest rate decreased from 7.0% for the three months ended September 30, 2001 to 6.2% for the same period in 2002.  The weighted average amount of debt employed during 2002 is higher than the same period in 2001 as we borrowed additional funds to acquire apartment communities and repurchased shares of our common and preferred stock.  The decrease in the average interest rate during 2002 reflects the ability of United Dominion to take advantage of declining interest rates through refinancing and the utilization of variable rate debt.

Impairment Loss on Real Estate
          United Dominion is diligently pursuing its strategy of exiting markets where long-term growth prospects are limited and the redeployment of capital would enhance future growth rates and economies of scale.  During the first quarter of 2002, United Dominion placed nine assets, with an aggregate book value of $89.3 million, under contract for sale and reclassified them as “Real estate held for disposition.”  These sales closed in the second quarter of 2002 and resulted in our withdrawal from Naples, Florida, Tucson, Arizona, Las Vegas, Nevada and substantially all of Memphis, Tennessee.  Although these sales resulted in an aggregate net gain of $11.5 million, certain of these assets were sold at net selling prices below their net book values at March 31, 2002.  As a result, United Dominion recorded an aggregate $2.3 million impairment loss during the first quarter for the write-down of a portfolio of five apartment communities in Memphis, Tennessee.

General and Administrative
          For the three months ended September 30, 2002, general and administrative expenses decreased $1.6 million or 34.6% from the comparable period in 2001. The decrease was primarily due to the reversal of a provision made during the first quarter of 2002 for the pending buyout of certain long-term security monitoring contracts that United Dominion currently has on approximately 25% of its apartment portfolio.

          For the nine months ended September 30, 2002, general and administrative expenses increased $0.8 million or 5.3% from the comparable period in 2001. The increase was primarily due to an increase in incentive compensation expense.

Gains on Sales of Investments
          For the three and nine months ended September 30, 2002, United Dominion recognized gains for financial reporting purposes of $19.1 million and $31.9 million (including a $1.2 million gain on condemnation in Fresno, California), respectively, compared to $0 and $24.7 million for the comparable periods in 2001.  Changes in the level of gains recognized from period to period reflect the changing level of United Dominion’s divestiture activity from period to period as well as the extent of gains related to specific properties sold.

Inflation
          United Dominion believes that the direct effects of inflation on our operations have been inconsequential.  Substantially all of United Dominion’s leases are for a term of one year or less which generally minimizes our risk from the adverse effects of inflation.

Factors Affecting Our Business and Prospects
          There are many factors that affect our business and the results of our operations, some of which are beyond our control.  These factors include:

•	Unfavorable changes in apartment market and economic conditions that could adversely affect occupancy levels and rental rates.

•	The failure of acquisitions to achieve anticipated results.

•	Possible difficulty in selling apartment communities.

•	Competitive factors that may limit our ability to lease apartment homes or increase or maintain rents.

•	Insufficient cash flow that could affect our debt financing and create refinancing risk.

•	Failure to generate sufficient revenue, which could impair our debt service payments and distributions to shareholders.

•	Development and construction risks that may impact our profitability.

•	Our failure to succeed in new markets.

•	Changing interest rates, which could increase interests costs and affect the market price of our securities.

•	Potential liability for environmental contamination, which could result in substantial costs.

•	Certain tax risks if we fail to qualify as a REIT in any taxable year.

          For a discussion of these and other factors affecting our business and prospects, see “Item 1.--Business--Factors Affecting Our Business and Prospects” in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

          See United Dominion’s Form 10-K for the year ended December 31, 2001 “Item 7A Qualitative and Quantitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities.  As of September 30, 2002, United Dominion’s market risk has not changed materially from the amounts reported on the Form 10-K for the year ended December 31, 2001.

Item 4.    CONTROLS AND PROCEDURES

          Within the 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of United Dominion’s disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

          There have been no significant changes in United Dominion’s internal controls or in other factors which could significantly affect internal controls subsequent to the date of this evaluation.

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

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

Exhibit	Description

12	Computation of Ratio of Earnings to Fixed Charges.

99.1	Certification of the Chief Executive Officer.

99.2	Certification of the Chief Financial Officer.

(b)     Reports on Form 8-K.

                    We filed the following Current Report on Form 8-K during the quarter ended September 30, 2002:

                    Current Report on Form 8-K dated September 12, 2002, filed with the Securities and Exchange Commission on September 16, 2002, under Item 5. Other Events, and Item 7. Exhibits and Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED DOMINION REALTY TRUST, INC.

(registrant)

Date: November 13, 2002	/s/ CHRISTOPHER D. GENRY

Christopher D. Genry Executive Vice President and Chief Financial Officer

Date: November 13, 2002	/s/ SCOTT A. SHANABERGER

Scott A. Shanaberger Senior Vice President and Chief Accounting Officer

CERTIFICATIONS

I, Thomas W. Toomey, President and Chief Executive Officer of United Dominion Realty Trust, Inc., certify that:

1.          I have reviewed this quarterly report on Form 10-Q of United Dominion Realty Trust, Inc.;

2.           Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.           Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.           The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.           The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          (a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.           The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	/s/ THOMAS W. TOOMEY

Thomas W. Toomey President and Chief Executive Officer

CERTIFICATIONS

I, Christopher D. Genry, Executive Vice President & Chief Financial Officer of United Dominion Realty Trust, Inc., certify that:

1.           I have reviewed this quarterly report on Form 10-Q of United Dominion Realty Trust, Inc.;

2.           Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.           Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.           The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.           The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          (a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.           The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	/s/ CHRISTOPHER D. GENRY

Christopher D. Genry Executive Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

12	Computation of Ratio of Earnings to Fixed Charges.

99.1	Certification of the Chief Executive Officer.

99.2	Certification of the Chief Financial Officer.