Form 10-K
period 2002-12-31
UNITED DOMINION REALTY TRUST INC
filed 2003-03-26
CIK 74208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-10524

United Dominion Realty Trust, Inc.

(Exact name of registrant as specified in its charter)

Virginia	54-0857512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1745 Shea Center Drive, Suite 200, Highlands Ranch, Colorado 80129

(Address of principal executive offices, including zip code)

(720) 283-6120

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
8.60% Series B Cumulative Redeemable Preferred Stock	New York Stock Exchange
8.50% Monthly Income Notes Due 2008	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to filing requirements for at least the past 90 days.    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or other information statements incorporated by reference into Part III of this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☒  No ☐

The aggregate market value of the shares of common stock held by non-affiliates on June 28, 2002 was approximately $1.7 billion. This calculation excludes shares of common stock held by the registrant’s officers and directors and each person known by the registrant to beneficially own more than 5% of the Registrant’s outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose. As of March 18, 2003 there were 108,792,959 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 6, 2003.

PART I

Item 1.    BUSINESS

General

United Dominion Realty Trust, Inc. is a self-administered equity real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages middle-market apartment communities nationwide. At December 31, 2002, our apartment portfolio included 260 communities located in 57 markets, with a total of 74,480 completed apartment homes. In addition, we had 616 apartment homes under development.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate, our income be derived primarily from real estate, and that we distribute at least 90% of our REIT taxable income (other than our net capital gain) to our shareholders. As a qualified REIT, we generally will not be subject to federal income taxes on our REIT taxable income to the extent we distribute such income to our shareholders. In 2002, we declared total distributions of $1.11 per share to our shareholders, which represents our 26th year of consecutive dividend increases to our shareholders.

We were formed in 1972 as a Virginia corporation. Our corporate headquarters is located at 400 East Cary Street, Richmond, Virginia. Our principal executive offices are located at 1745 Shea Center Drive, Suite 200, Highlands Ranch, Colorado. As of March 1, 2003, we had 1,734 full-time employees and 175 part-time employees.

Our subsidiaries include two operating partnerships, United Dominion Realty, L.P. and Heritage Communities, L.P. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” “the company,” or “United Dominion” refer collectively to United Dominion Realty Trust, Inc. and its subsidiaries.

2002 Accomplishments

•	We provided a total shareholder return of 22%, which is above the total shareholder return attained by the Morgan Stanley REIT Index, the NAREIT Equity Index, and the NAREIT Equity Apartment Index.

•	We increased our dividend for the 26th consecutive year.

•	We generated growth of funds from operations, or FFO, of 10.1% per diluted share and growth of adjusted funds from operations, or AFFO, of 12.3% per diluted share over 2001.

•	We lowered the weighted average rate on our debt from 6.6% at January 1, 2002 to 5.9% at December 31, 2002.

•	We increased the size of our unencumbered pool of assets to $2.4 billion.

•	We issued $200 million of seven-year 6.50% senior unsecured notes and used the net proceeds of $198.5 million to reduce outstanding debt on our revolving credit facility.

•	We refinanced $294 million of mortgage debt that had a weighted average interest rate of 8.0%.

•	We repurchased $138 million of outstanding debt securities with a weighted average interest rate of 8.3%.

•	We completed the sale of 3.0 million shares of our common stock at a price of $14.91 per share and used the net proceeds of $42.3 million to acquire apartment communities.

•	We acquired 3,041 apartment homes in nine communities and one parcel of land for approximately $267 million and invested an additional $69 million to acquire the interests held by development and investment partners in four existing communities with a total of 1,570 apartment homes.

•	We completed the disposition of 25 apartment communities with 6,990 apartment homes, one commercial property, and one parcel of land for an aggregate sales price of approximately $319 million, exiting markets that no longer met our investment criteria.

•	We formed a new development joint venture which is expected to develop $210 million of new apartment homes over the next three to five years.

•	We launched process improvement programs in purchasing, pricing, lease standardization, revenue assurance, and payables processing to reduce costs and improve resident services.

Business Objectives and Operating Strategies

Our principal business objective is to maximize the economic returns of our apartment communities to provide our shareholders with the greatest possible total return and value. To achieve this objective, we intend to continue to pursue the following goals and strategies:

•	own and operate middle-market apartments across a national platform, thus enhancing stability and predictability of returns to our shareholders,

•	manage real estate cycles by taking an opportunistic approach to buying, selling, and building apartment communities,

•	empower site associates to manage our communities efficiently and effectively,

•	measure and reward associates based on specific performance targets, and

•	manage the capital structure to ensure predictability of earnings and dividends.

In 2001, management established a long-term strategy that resulted in certain fundamental conclusions and initial steps towards achieving our goals. We believe that we must distinguish ourselves within the industry to maintain a leadership position over the long-term. We believe an increased focus on being an excellent operator of apartment homes will be a compelling and successful business model to differentiate United Dominion in the eyes of residents, associates, and investors. With this strategy, we believe that we can become the best in the multifamily industry based upon the following key principles:

•	Operational Excellence. Operational excellence is a way of doing business with consistent, standard systems and business processes throughout our organization, to provide customers, residents, and associates similar experiences regardless of location. Through operational excellence, we believe that we can enhance our existing portfolio and new properties we seek to acquire, deliver superior service to our residents, and provide greater returns to our investors.

•	Middle-Market. We will focus our efforts on owning and managing apartments that provide housing for customers who cannot typically afford an entry-level home, or customers who choose apartment living over other alternatives. We will primarily serve the price-sensitive, value-for-money customers, in the broad middle-market segments of the population.

•	Portfolio Management. We intend to continue to own and operate middle-market apartment homes across a geographically diverse platform. We believe that enhancing our presence in 25 to 30 core markets will enable us to capitalize on operating efficiencies. As local market cycles create opportunities, we intend to exit current markets where long-term growth is below the national average (the “non-core markets”), and redeploy capital within our core markets.

We believe that over the long-term, the fundamental principles of operational excellence, middle-market focus, and proactive portfolio management will better position us to serve our residents, increase profitability, provide rewarding careers to our associates, and capitalize on changes in the marketplace.

Acquisitions and Mergers

Acquisitions.    During the past five years, we have increased our property portfolio by nearly 36,000 apartment homes by acquiring other REITs, private portfolios, and individual communities as part of our strategy to enhance our geographic diversification. During the past four years, our dispositions have exceeded acquisitions, with acquisitions mostly utilizing disposition proceeds to complete Section 1031 tax-deferred exchanges. During 2002, using the proceeds from our disposition program and our equity offering, we acquired nine communities with 3,041 apartment homes and one parcel of land at a total cost of approximately $267 million, including the assumption of debt and the use of tax-free exchange funds. In addition, we invested an additional $69 million to acquire the interests held by development and investment partners in four existing communities with a total of 1,570 apartment homes.

When evaluating potential acquisitions, we consider:

•	population growth, cost of alternative housing, overall potential for economic growth, and the tax and regulatory environment of the community in which the property is located,

•	geographic location and type of community, including proximity to our existing communities which can deliver significant economies of scale,

•	construction quality, condition, and design of the community,

•	current and projected cash flow of the property and the ability to increase cash flow,

•	potential for capital appreciation of the property,

•	ability to increase the value and profitability of the property through upgrades and repositioning,

•	terms of resident leases, including the potential for rent increases,

•	occupancy and demand by residents for properties of a similar type in the vicinity,

•	prospects for liquidity through sale, financing, or refinancing of the property, and

•	competition from existing multifamily communities and the potential for the construction of new multifamily properties in the area.

Mergers.    The apartment sector of the real estate industry has undergone modest but steady consolidation over the past decade. Some apartment REITs and privately owned portfolios may seek to be acquired by large, well capitalized REITs that have superior access to the capital markets. In 1998, we participated in this consolidation process by completing the following mergers:

•	On March 27, 1998, we acquired ASR Investments Corporation in a statutory merger. ASR was a publicly traded multifamily REIT that owned 39 communities with 7,550 apartment homes located in Arizona, Texas, New Mexico and the state of Washington. The merger furthered our investment in Southwestern markets, provided an initial presence in the Pacific Northwest and added communities in Houston and Phoenix.

•	On December 7, 1998, we acquired American Apartment Communities II, Inc., or AAC, in a statutory merger. In connection with this acquisition, we acquired 53 communities with 14,001 apartment homes located primarily in California, the Pacific Northwest, the Midwest, and Florida. The merger enabled us to enter new major markets, many of which are strong growth markets. Through the merger, we entered Portland, San Francisco, Sacramento, San Jose, Monterey, Los Angeles, Denver, Indianapolis, and Detroit. In addition, AAC added communities to our portfolios in Columbus, Tampa, South Florida and Seattle.

The following table summarizes our apartment acquisitions, including acquisitions through mergers, during the past five years (dollars in thousands):

	2002	2001	2000	1999	1998
Homes acquired	4,611	1,304	267	1,230	28,510
Homes owned at December 31	74,480	77,567	77,219	82,154	86,893
Total real estate owned, at carrying value	$3,967,483	$3,907,667	$3,836,320	$3,953,045	$3,952,752
Total rental income	$628,873	$619,539	$627,269	$625,103	$482,017

Dispositions

We regularly monitor and adjust our assets to increase portfolio profitability. During 2002, we sold nearly 7,000 of our slower growing, non-core apartment homes while exiting some markets in an effort to increase the quality and performance of our portfolio. Proceeds from the disposition program were used to acquire replacement communities, fund development projects, and to a lesser extent, to reduce outstanding debt balances.

Factors we consider in deciding whether to dispose of a property include:

•	current market price for an asset compared to projected economics for that asset,

•	potential increases in new construction in the market area,

•	areas where the economy is not expected to grow substantially, and

•	markets where we do not intend to establish long-term concentration.

At December 31, 2002, there were two apartment communities, two parcels of land, and one commercial property classified as real estate held for disposition. In addition, we were actively marketing 17 apartment communities for sale in non-core markets. We are in the market for replacement properties that will correspond with our expected sales activity to prevent dilution to earnings.

Development and Upgrading Activities

During 2002, we continued to reposition properties in targeted markets where there was an opportunity to add value and achieve greater than inflationary increases in rents over the long term. In 2002, we spent  $31.7 million to finish 462 apartment homes in two additional phases to two existing communities. In addition, revenue enhancing capital expenditures, including water sub-metering, the initial installation of microwaves or washer-dryers, and extensive interior upgrades totaled $9.4 million or $124 per home for the year ended December 31, 2002.

In September 2002, we signed a development joint venture agreement with AEGON USA Realty Advisors, Inc. in which we serve as the managing member. The joint venture is expected to develop approximately eight to ten garden style apartment communities over the next three to five years, with a total development cost of up to $210 million. The joint venture will obtain bank construction financing for 65% to 80% of total costs. The joint venture will provide equity contributions for the balance of the costs with AEGON providing 80% and United Dominion providing 20%. We will serve as the developer, general contractor, and property manager for the joint venture, and will guarantee those project development costs, excluding financing costs (including fees and interest), which exceed the defined project cost budgeted amounts for each respective project, as they come to fruition. As of December 31, 2002, the joint venture had not commenced operations.

We will continue to seek out development opportunities in our core markets and seek to raise equity with potential joint venture partners to start new development programs in 2003. We anticipate that any potential starts will occur in mid-2003. Until then, we will strive to create value for the portfolio through rehabilitation of existing properties and phase II opportunities within the existing portfolio.

Financing Activities

As part of our plan to strengthen our capital structure, we utilized proceeds from dispositions, equity offerings, and refinancings to extend maturities, pay down existing debt, and acquire apartment communities. The following is a list of our major financing activities in 2002:

•	We borrowed an additional $253.6 million under our existing Fannie Mae credit facilities and $70.7 million under a new $72 million Freddie Mac revolving credit facility.

•	We repaid $305.8 million of secured debt and $210.4 million of unsecured debt (includes tender offer and prepayment penalties referred to below), assumed $41.6 million of secured debt in connection with the acquisition of properties, and repaid $35.9 million of secured debt in connection with the disposition of properties.

•	We sold 3.0 million shares of common stock at a price of $14.91 per share in March 2002. The net proceeds of $42.3 million were used to acquire apartment communities.

•	We refinanced secured debt during the first quarter of 2002 using proceeds from the new Fannie Mae and Freddie Mac credit facilities and incurred prepayment penalties of $15.8 million on the refinancing of these mortgages, while freeing $8.2 million of cash previously escrowed with former lenders. Management believes that the net present value of these refinancing transactions ranges from approximately $17 million to $20 million.

•	We issued $200 million of 6.50% senior unsecured notes due in June 2009 in June 2002. The net proceeds from the issuance of $198.5 million were used to reduce outstanding debt under our $375 million unsecured revolving credit facility.

•	We repurchased a total of $137.8 million of unsecured debt during the third and fourth quarters of 2002 and paid premiums of $17.9 million. Management believes that these redemptions will generate a net present value savings of approximately $1 million to $3 million.

•	We repurchased 914,000 shares of common stock at an average price of $14.16. As of December 31, 2002, approximately 2.3 million common shares remained available for repurchase under our common stock repurchase program.

•	We filed with the Securities and Exchange Commission in December 2002 a new shelf registration statement that provides for the issuance of up to $1 billion aggregate amount of debt securities, preferred stock, and common stock from time to time in one or more offerings to facilitate future financing activities in the public capital markets. The new $1 billion shelf registration statement replaces the $294 million remaining on our previous $700 million shelf registration statement filed in December 1999.

Markets

At December 31, 2002, we owned apartment communities in 57 markets in 20 states. Of those markets, 28 markets, or 49%, generated positive same community net operating income growth. We have a geographically diverse portfolio and we believe that this diversification increases investment opportunity and decreases the risk associated with cyclical local real estate markets and economies, thereby increasing the stability and predictability of our earnings.

We believe changing demographics will have a significant impact on the apartment industry over the next two decades. In particular, we believe the annual number of young people entering the workforce and creating households will be significantly higher over the next 10 to 15 years as compared to the number who entered the workforce over the past 10 years. The number of single people and single parent households continues to grow significantly. There is also higher growth in immigration than had been expected. Each of these population segments has a high propensity to rent.

The weakness in the overall United States economy has adversely affected employment and other significant elements of the economy that drive productivity and the financial strength of business. To maintain our occupancy levels during these economic conditions, we have provided certain concessions to our residents.

Moving forward, we will continue to emphasize aggressive lease management, expense control, increased resident retention efforts, and the realignment of employee incentive plans tied to our bottom line performance. We believe this plan of operations, coupled with the portfolio’s strengths in targeting the middle-market of renters across a geographically diverse platform, should position us for continued operational improvement.

Communities

At December 31, 2002, our apartment portfolio included 260 communities having a total of 74,480 completed apartment homes. In addition, we had 616 apartment homes under development. The overall quality of our portfolio has significantly improved since 1998 with the disposition of non-core apartment homes and the upgrading of most of our communities. The upgrading of the portfolio provides several key benefits related to portfolio profitability. It enables us to raise rents more significantly and to attract residents with higher levels of disposable income who are more likely to accept the transfer of expenses, such as water and sewer costs, from the landlord to the resident. In addition, it potentially reduces recurring capital expenditures per apartment home, and therefore increases cash flow.

Same Communities

Our primary earnings driver is same apartment community operations. During 2002, our same communities provided 87% of our property operating income. In 2002, same community property operating income decreased 0.8% or $2.8 million compared to the prior year. The overall decrease in property operating income was primarily driven by a 17.1% increase in vacancy loss and a 37.1% increase in concessions. These decreases in income were partially offset by a 32.8% increase in sub-meter, trash, and vacant utility reimbursements, a 0.3% increase in rental rates, and a 13.0% increase in other income. Operating expenses increased by 0.9%, much of which resulted from a 10.6% increase in repairs and maintenance costs and a 3.4% increase in real estate taxes, both of which were partially offset by a 5.1% decrease in utilities expense, a 40.2% decrease in incentive compensation expense, and a 9.5% decrease in insurance costs.

Average physical occupancy, rental rates, and operating margins at our same communities for the years ended December 31, 2002, 2001, and 2000 are set forth below:

	2002	2001	2000
Physical occupancy	93.3%	94.0%	94.2%
Average monthly rental rates	$709	$698	$667
Operating margin	63.3%	63.2%	63.1%

Customers

We focus on the broad middle-market segment of the apartment market that generally consists of  renters-by-necessity. This group includes young professionals, blue-collar families, single parent households, older singles, immigrants, non-related parties and families renting while waiting to purchase a home. We believe this segment provides the highest profit potential in terms of rent growth, stability of occupancy, and investment opportunities.

We believe there will be a significant increase in the number of younger renters over the next 10 to 15 years. Accordingly, we plan to target some of our incremental investments to communities that will be attractive to younger households. These communities will often be located close to where young people work, shop, and play.

Tax Matters

We have elected to be taxed as a REIT under the Internal Revenue Code. To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate, our income be derived primarily from real estate, and that we distribute at least 90% of our taxable income (other than our net capital gain) to our shareholders. Provided we maintain our qualification as a REIT, we will generally not be subject to federal income taxes at the corporate level on our net income to the extent net income is distributed to our shareholders.

Competitive Conditions

In most of our markets, competition for new residents is intense. Some competing communities offer features that our communities do not have. Some competing communities may use concessions or lower rents to obtain competitive advantages. Also, some competing communities are larger or newer than our communities.

The competitive position of each community is different depending upon many factors including sub-market supply and demand. In addition, other real estate investors compete with us to acquire existing properties and to develop new properties. These competitors include insurance companies, pension and investment funds, developer partnerships, investment companies, and other apartment REITs. This competition could increase prices for properties of the type that we would likely pursue, and our competitors may have greater resources than we do.

Management believes that, in general, we are well-positioned to compete effectively for residents and investments. We believe our competitive advantages include:

•	a fully integrated organization with property management, development, acquisition, marketing, and financing expertise,

•	scalable operating and support systems,

•	purchasing power,

•	geographic diversification with a presence in more than 57 markets across the country, and

•	local presence in many of our major markets which allows us to be a local operating expert.

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

Environmental Matters

To date, compliance with federal, state, and local environmental protection regulations has not had a material effect on our capital expenditures, earnings, or competitive position. However, over the past 15 years, the issue has been raised regarding the presence of asbestos and other hazardous materials in existing real estate properties, and within the past year there has been an increase in the number of claims of potential health-related issues allegedly caused by the presence of mold in confined spaces. We have a property management plan for hazardous materials. As part of the plan, Phase I environmental site investigations and reports have been completed for each property we own. In addition, all proposed acquisitions are inspected prior to acquisition. The inspections are conducted by qualified environmental consultants, and we review the issued report prior to the purchase or development of any property. Nevertheless, it is possible that our environmental assessments will not reveal all environmental liabilities, or that some material environmental liabilities exist of which we are unaware. In some cases, we have abandoned otherwise economically attractive acquisitions because the costs of removal or control of hazardous materials have been prohibitive or we have been unwilling to accept the potential risks involved. We do not believe we will be required to engage in any large-scale abatement at any of our properties. Management believes that through professional environmental inspections and testing for asbestos, lead paint and other hazardous materials, coupled with a conservative posture toward accepting known risk, we can minimize our exposure to potential liability associated with environmental hazards.

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

We are unaware of any environmental hazards at any of our properties that individually or in the aggregate may have a material adverse impact on our operations or financial position. We have not been notified by any governmental authority, and we are not otherwise aware, of any material non-compliance, liability, or claim relating to environmental liabilities in connection with any of our properties. We do not believe that the cost of continued compliance with applicable environmental laws and regulations will have a material adverse effect on us or our financial condition or results of operations. Future environmental laws, regulations, or ordinances, however, may require additional remediation of existing conditions that are not currently actionable. Also, if more stringent requirements are imposed on us in the future, the costs of compliance could have a material adverse effect on us and our financial condition. To our knowledge, we are in compliance with all applicable environmental rules and regulations.

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

Unfavorable Changes in Apartment Market and Economic Conditions Could Adversely Affect Occupancy Levels and Rental Rates.    Market and economic conditions in the metropolitan areas in which we operate may significantly affect our occupancy levels and rental rates and therefore our profitability. Factors that may adversely affect these conditions include the following:

•	a reduction in jobs and other local economic downturns,

•	declines in mortgage interest rates, making alternative housing more affordable,

•	oversupply of, or reduced demand for, apartment homes,

•	declines in household formation, and

•	rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs.

The weakness in the United States economy has been exacerbated by the events of September 11, 2001, as well as by the United States’ war on terrorism. The weak economy has adversely affected employment and other significant elements of the economy that drive productivity and the financial strength of businesses. Any continuation or worsening of current economic conditions, generally and in our principal market areas, could have a material adverse effect on our occupancy levels, our rental rates, and our ability to strategically acquire and dispose of apartment communities. This may impair our ability to satisfy our financial obligations and pay distributions to our shareholders.

Acquisitions or New Development May Not Achieve Anticipated Results.    We intend to continue to selectively acquire apartment communities that meet our investment criteria. Our acquisition activities and their success are subject to the following risks:

•	An acquired community may fail to perform as we expected in analyzing our investment, or a significant exposure related to the acquired property may go undetected during our due diligence procedures.

•	When we acquire an apartment community, we often invest additional amounts in it with the intention of increasing profitability. These additional investments may not produce the anticipated improvements in profitability.

•	New developments may not achieve pro forma rents or occupancy levels, or problems with construction or local building codes may delay initial occupancy dates for all or a portion of a development community.

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

Failure to Generate Sufficient Revenue Could Impair Debt Service Payments and Distributions to Shareholders.    If our apartment communities do not generate sufficient net rental income to meet rental expenses, our ability to make required payments of interest and principal on our debt securities and to pay distributions to our shareholders will be adversely affected. The following factors, among others, may affect the net rental income generated by our apartment communities:

•	the national and local economies,

•	local real estate market conditions, such as an oversupply of apartment homes,

•	tenants’ perceptions of the safety, convenience, and attractiveness of our communities and the neighborhoods where they are located,

•	our ability to provide adequate management, maintenance, and insurance, and

•	rental expenses, including real estate taxes and utilities.

Expenses associated with our investment in a community, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental income from that community. If a community is mortgaged to secure payment of debt and we are unable to make the mortgage payments, we could sustain a loss as a result of foreclosure on the community or the exercise of other remedies by the mortgage holder.

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

Development and Construction Risks Could Impact Our Profitability.    We intend to continue to develop and construct apartment communities. Development activities may be conducted through wholly-owned affiliated companies or through joint ventures with unaffiliated parties. Our development and construction activities may be exposed to the following risks:

•	We may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations, which could result in increased development costs and could require us to abandon our activities entirely with respect to a project for which we are unable to obtain permits or authorizations.

•	If we are unable to find joint venture partners to help fund the development of a community or otherwise obtain acceptable financing for the developments, our development potential may be limited.

•	We may abandon development opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring them.

•	We may be unable to complete construction and lease-up of a community on schedule, or incur development or construction costs that exceed our original estimates, and we may be unable to charge rents that would compensate for any increase in such costs.

•	Occupancy rates and rents at a newly developed community may fluctuate depending on a number of factors, including market and economic conditions, preventing us from meeting our profitability goals for that community.

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

Failure to Succeed in New Markets May Limit Our Growth.    We may from time to time make acquisitions outside of our existing market areas if appropriate opportunities arise. We may be exposed to a variety of risks if we choose to enter new markets and we may not be able to operate successfully in new markets. These risks include, among others:

•	inability to accurately evaluate local apartment market conditions and local economies,

•	inability to obtain land for development or to identify appropriate acquisition opportunities,

•	inability to hire and retain key personnel, and

•	lack of familiarity with local governmental and permitting procedures.

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

Potential Liability for Environmental Contamination Could Result in Substantial Costs.    Under various federal, state, and local environmental laws, as a current or former owner or operator of real estate, we could be required to investigate and remediate the effects of contamination of currently or formerly owned real estate by hazardous or toxic substances, often regardless of our knowledge of or responsibility for the contamination and solely by virtue of our current or former ownership or operation of the real estate. In addition, we could be held liable to a governmental authority or to third parties for property damage and for investigation and clean-up costs incurred in connection with the contamination. These costs could be substantial, and in many cases environmental laws create liens in favor of governmental authorities to secure their payment. The presence of such substances or a failure to properly remediate any resulting contamination could materially and adversely affect our ability to borrow against, sell, or rent an affected property.

Compliance With REIT Share Ownership Limit May Prevent Takeovers Beneficial to Shareholders.    One of the requirements for maintenance of our qualification as a REIT for federal income tax purposes is that no more than 50% in value of our outstanding capital stock may be owned by five or fewer individuals, including entities specified in the Internal Revenue Code, during the last half of any taxable year. Our charter includes provisions allowing us to stop transfers of and redeem our shares that are intended to assist us in complying with this requirement. These provisions may have the effect of delaying, deferring, or preventing someone from taking control of us, even though a change of control might involve a premium price for our shareholders or might otherwise be in our shareholders’ best interests.

We are Subject to Certain Tax Risks.    We have elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, we must satisfy numerous requirements (some on an annual and quarterly basis)

established under highly technical and complex Internal Revenue Code provisions. Only limited judicial or administrative interpretation exists for these provisions and involves the determination of various factual matters and circumstances not entirely within our control. In addition, future legislation, new regulations, administrative interpretations, or court decisions may apply to us, potentially with retroactive effect, and adversely affect our ability to qualify as a REIT. We may receive significant non-qualifying income or acquire non-qualifying assets, which as a result, may cause us to approach the income and assets test limits imposed by the Internal Revenue Code. There is a risk that we may not satisfy these tests. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at corporate rates. We may also be disqualified from treatment as a REIT for the four taxable years following the year in which we failed to qualify. This would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. Even if we continue to qualify as a REIT, we will continue to be subject to certain federal, state, and local taxes on our income and property.

Adverse Legislative or Regulatory Tax Changes May Affect the Tax Treatment of Our Company or Our Shareholders or the Value of Our Stock.    The U.S. federal income tax governing REITs and other corporations or the administrative interpretations of those laws may be amended at any time. Any of those new laws or interpretations thereof may take effect retroactively and could adversely affect our company or our shareholders. On January 7, 2003, the Bush Administration released a proposal that would exclude corporate dividends from a stockholder’s taxable income, to the extent that the earnings from which the dividends are paid have been subject to corporate income tax. REIT dividends generally would not be exempt from income tax in the hands of a stockholder under the Bush Administration’s proposal in its current form, because a REIT’s income generally is not subject to corporate-level tax. However, under the current proposal, if a REIT receives excludable dividend income from an investment in another corporation (such as a taxable REIT subsidiary), the REIT can pass that dividend income through to the REIT’s stockholders without subjecting the stockholders to tax on that income. If enacted, the Bush Administration’s proposal could cause investors to view the stock of non-REIT corporations as more attractive relative to the stock of REITs than is the case currently. There can be no assurance regarding the form in which this proposal ultimately will be enacted, whether it will in fact be enacted, or what effect, if any, its enactment may have on the value of our stock.

The Ability of Our Shareholders to Control Our Policies and Effect a Change of Control of Our Company is Limited, Which May Not Be in Our Shareholders’ Best Interests.    Under the terms of our shareholder rights plan, our Board of Directors can in effect prevent a person or group from acquiring more than 15% of the outstanding shares of our common stock. Unless our Board of Directors approves the person’s purchase, after that person acquires more than 15% of our outstanding common stock, all other shareholders will have the right to purchase securities from us at a price that is less than their then fair market value. Purchases by other shareholders would substantially reduce the value and influence of the shares of our common stock owned by the acquiring person. Our Board of Directors, however, can prevent the shareholder rights plan from operating in this manner. This gives our Board of Directors significant discretion to approve or disapprove a person’s efforts to acquire a large interest in us.

Executive Officers of the Company

The following table sets forth information about our executive officers as of March 18, 2003. The executive officers listed below serve in their respective capacities for approximate one-year terms.

Name	Age	Office	Since
Thomas W. Toomey	42	Chief Executive Officer, President and Director	2001

W. Mark Wallis	52	Senior Executive Vice President Legal, Acquisitions, Dispositions, & Development	2001

Christopher D. Genry	42	Executive Vice President Chief Financial Officer	2001

Ella S. Neyland	48	Executive Vice President Treasurer & Investor Relations	2001

G. Daniel Adams	44	Executive Vice President Operational Strategy	2002

Lester C. Boeckel	54	Senior Vice President Acquisitions & Dispositions	2001

Martha R. Carlin	41	Senior Vice President Operations	2001

Thomas J. Corcoran	56	Senior Vice President Human Resources	1997

Richard A. Giannotti	47	Senior Vice President Development and Acquisitions, Eastern Region	1985

Patrick S. Gregory	53	Senior Vice President Chief Information Officer	1997

Kevin M. McCabe	38	Senior Vice President Real Estate Operations	2001

Rodney A. Neuheardt	41	Senior Vice President Finance	2001

Scott A. Shanaberger	34	Senior Vice President Chief Accounting Officer	1994

Mark E. Wood	50	Senior Vice President Development and Acquisitions, Western Region	1996

Mary Ellen Norwood	48	Vice President Legal Administration, and Secretary	2001

Set forth below is certain biographical information about each of our executive officers.

Mr. Toomey joined us as Chief Executive Officer, President and a Director in February 2001. Prior to joining us, Mr. Toomey was with Apartment Investment and Management Company, or AIMCO, a publicly traded real estate investment trust, where he served as Chief Operating Officer for two years and Chief Financial Officer for four years. During his tenure at AIMCO, Mr. Toomey was instrumental in the growth of AIMCO from 34,000 apartment units to 360,000 units. He has also served as a Senior Vice President at Lincoln Property Company, a national real estate development, property management, and real estate consulting company, from 1990 to 1995 and as an Audit Manager serving real estate clients at Arthur Andersen & Co.

Mr. Wallis joined us in March 2001 as Senior Executive Vice President of Legal, Acquisitions, Dispositions, and Development. Prior to joining us, Mr. Wallis was the President of Golden Living Communities, a company he established in 1995, involved in the development of assisted and independent living communities. Prior to founding Golden Living, Mr. Wallis was Executive Vice President of Finance and Administration of Lincoln Property Company.

Mr. Genry joined us in March 2001 as Executive Vice President and Chief Financial Officer. Mr. Genry had been Chief Financial Officer of Centex Construction Group, a $1 billion subsidiary of the New York Stock Exchange listed Centex Corporation. As Chief Financial Officer, he provided strategic leadership in the development and management of all financial and information systems, the redesign and oversight of internal audit functions, and the identification and evaluation of acquisition opportunities. Prior to joining Centex, he was with Arthur Andersen & Co. in Dallas.

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

Mr. Adams joined us in December 2002 as Executive Vice President of Operational Strategy. Prior to joining us, Mr. Adams was the Chief Operating Officer at Digital Lighthouse Corporation, a NASDAQ-listed technology-based service company. Digital Lighthouse filed a voluntary petition under Chapter 11 of the federal bankruptcy laws on July 16, 2001. Prior to Digital Lighthouse, Mr. Adams served as Chief Operating Officer and Chief Financial Officer at Switch Manufacturing, a sporting good company. Mr. Adam’s career also includes experience with KENETECH Windpower as Senior Director—Operations, senior operating roles with Black & Decker, and a Management Consultant at McKinsey & Company.

Mr. Boeckel joined us in July 2001 as Vice President of Acquisitions and Dispositions and was promoted to Senior Vice President in February 2002. Prior to joining United Dominion, Mr. Boeckel was the Senior Vice President of Asset Management at AIMCO. Before becoming the Senior Vice President of Asset Management, Mr. Boeckel was a Regional Vice President with operating responsibility for a portfolio of 12,000 apartment homes. Prior to joining AIMCO, Mr. Boeckel had over ten years of real estate experience with various firms including a regional investment banking firm, a regional financial planning firm, and a national apartment syndication firm.

Ms. Carlin joined us in March 2001 as a Senior Vice President responsible for operational efficiencies and revenue enhancement. Ms. Carlin was previously Senior Vice President of Operations for opsXchange, Inc., a real estate procurement technology developer. Previously, she served as Senior Vice President of Ancillary Services at AIMCO and as a member of Arthur Andersen’s Real Estate Services Group.

Mr. Corcoran joined us in 1997 as the Assistant Vice President of Human Resources and was promoted to Vice President in 1998 and Senior Vice President in 1999. Prior to joining us, Mr. Corcoran was the Vice President of Human Resources for Acordia, Inc., a national insurance brokerage firm from 1993 to 1995.

Mr. Giannotti joined us as Director of Development and Construction in September 1985. He was elected Assistant Vice President in 1988, Vice President in 1989, and Senior Vice President in 1996. In 1998, Mr. Giannotti was elected Director of Development-East.

Mr. Gregory joined us in 1997 as Vice President and Chief Information Officer and was promoted to Senior Vice President in 1999. From 1976 to 1997, Mr. Gregory was employed by Crestar Bank as a New Technology Analyst.

Mr. McCabe joined us in June 2001 as Senior Vice President responsible for property operations. Prior to joining us, Mr. McCabe was President of AutoTrac Information Solutions, a customer relationship management and database marketing company based in Wheat Ridge, Colorado. Mr. McCabe also worked as a senior manager in the strategy and business transformation consulting group for E&Y Kenneth Leventhal and as a manager with Pritchett and Associates, a consulting firm specializing in M&A integration.

Mr. Neuheardt joined us in June 2001 as Vice President, Finance and was promoted to Senior Vice President, Finance in February 2003. Prior to joining us, Mr. Neuheardt was Controller and Treasurer of Sunrise Housing, Ltd., a privately owned apartment development company that manufactures modular units for the construction of affordable apartment communities. Previously, Mr. Neuheardt served as controller of several private energy companies, including Continental Emsco Company. Prior to that, Mr. Neuheardt was a Senior Manager in KPMG, LLP’s audit practice.

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

Ms. Norwood joined us in 2001 as Vice President, Legal Administration and Secretary. Prior to joining us, Ms. Norwood was employed by Centex Corporation for 15 years, most recently as its Legal Administrator. Centex is a New York Stock Exchange listed company that operates in the home building, financial services, construction products, construction services, and investment real estate business segments.

Available Information

We file electronically with the Securities and Exchange Commission our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports on the day of filing with the SEC on our website at www.udrt.com, or by sending an e-mail message to ir@udrt.com.

Item 2.    PROPERTIES

At December 31, 2002, our apartment portfolio included 260 communities located in 57 markets, with a total of 74,480 completed apartment homes. In addition, we had 616 apartment homes under development. We own approximately 53,000 square feet of office space in Richmond, Virginia, for our corporate offices and we lease approximately 9,700 square feet of office space in Highlands Ranch, Colorado, for our principal executive offices. The table below sets forth a summary of our real estate portfolio by geographic market at December 31, 2002.

Summary of Real Estate Portfolio By Geographic Market At December 31, 2002

	Number of Apartment Communities	Number of Apartment Homes	Percentage of Carrying Value	Carrying Value (in thousands)	Encumbrances (in thousands)	Cost Per Home	Physical Occupancy	Average Monthly Rental Rates (a)	Concessions (b)	Annualized Resident Turnover (c)	Average Unit Size (Square Feet)
Dallas, TX	15	5,133	6.6%	$262,197	$50,188	$51,081	93.6%	$703	3.7%	67.1%	818
Houston, TX	22	5,726	5.8%	231,886	57,954	40,497	93.8%	644	2.3%	80.6%	820
Phoenix, AZ	12	3,855	5.7%	227,703	61,371	59,067	93.1%	717	9.8%	73.8%	918
Orlando, FL	14	4,140	5.2%	205,970	92,000	49,751	91.8%	739	4.3%	68.9%	937
Raleigh, NC	11	3,663	5.1%	203,887	58,593	55,661	89.5%	738	4.5%	66.5%	957
Metropolitan DC	8	2,330	4.3%	172,734	70,676	74,135	95.8%	937	0.9%	49.4%	890
Arlington, TX	10	3,465	4.0%	158,031	39,056	45,608	94.5%	677	3.2%	63.0%	809
Tampa, FL	10	3,372	3.9%	153,925	57,405	45,648	91.6%	706	3.6%	65.9%	950
Columbus, OH	6	2,530	3.8%	149,247	56,576	58,991	94.0%	689	2.7%	66.6%	904
San Francisco, CA	4	980	3.6%	141,245	21,112	144,128	97.2%	1,590	2.1%	58.2%	776
Charlotte, NC	10	2,711	3.5%	139,050	12,043	51,291	90.8%	643	3.3%	73.8%	982
Southern California	5	1,558	3.3%	130,459	11,484	83,735	95.1%	928	1.4%	51.2%	742
Nashville, TN	8	2,220	3.0%	120,572	—	54,312	92.4%	669	1.5%	72.0%	943
Greensboro, NC	8	2,122	2.6%	104,653	—	49,318	90.4%	613	2.1%	68.5%	981
Monterey Peninsula, CA	9	1,706	2.5%	98,264	2,581	57,599	92.1%	914	0.2%	58.1%	727
Richmond, VA	8	2,372	2.5%	97,759	66,657	41,214	94.5%	723	2.2%	65.9%	945
Wilmington, NC	6	1,868	2.3%	91,247	—	48,847	91.4%	655	2.8%	85.5%	952
Baltimore, MD	7	1,470	2.2%	89,345	28,410	60,779	96.0%	861	0.9%	47.8%	905
Atlanta, GA	6	1,426	1.8%	72,547	30,446	50,874	89.3%	728	4.9%	69.0%	908
Columbia, SC	6	1,584	1.6%	62,716	5,000	39,593	95.0%	592	1.7%	70.7%	838
Jacksonville, FL	3	1,157	1.5%	58,974	23,202	50,971	95.0%	675	3.8%	63.2%	896
Norfolk, VA	6	1,438	1.4%	54,727	7,359	38,058	97.3%	698	0.5%	64.6%	1,016
Lansing, MI	4	1,226	1.3%	50,185	31,570	40,934	93.2%	675	2.9%	86.2%	816
Seattle, WA	3	628	0.9%	34,291	25,830	54,604	92.6%	748	2.9%	84.4%	823
Other Western	6	2,650	4.0%	157,164	46,720	59,307	91.7%	760	4.1%	59.8%	904
Other Pacific	8	2,275	3.1%	124,176	55,177	54,583	91.7%	742	3.5%	61.5%	915
Other Southwestern	8	2,077	2.8%	110,066	9,765	52,993	91.0%	717	7.1%	88.9%	871
Other Florida	8	2,089	2.7%	107,797	—	51,602	93.8%	783	2.4%	73.5%	1,206
Other Midwestern	10	2,122	2.4%	95,627	26,320	45,065	93.9%	635	2.4%	65.0%	945
Other North Carolina	8	1,893	1.9%	75,865	11,550	40,077	95.2%	572	0.6%	87.2%	895
Other Southeastern	4	1,394	1.7%	69,273	35,021	49,694	90.0%	591	3.9%	65.6%	908
Other Mid-Atlantic	5	928	1.1%	42,835	12,542	46,158	97.0%	801	0.3%	82.1%	931
Other Northeastern	2	372	0.5%	18,253	5,167	49,067	96.9%	692	0.6%	64.0%	889
Real Estate Under Development	n/a	n/a	0.5%	21,269	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Land	n/a	n/a	0.4%	16,196	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Total Apartments (d)	260	74,480	99.5%	$3,950,135	$1,011,775	$53,036	93.0%	$721	3.2%	69.0%	901

Commercial Property	n/a	n/a	0.3%	10,023	—	n/a	n/a	n/a	n/a	n/a	n/a
Richmond—Corporate	n/a	n/a	0.2%	7,325	3,965	n/a	n/a	n/a	n/a	n/a	n/a

Total Real Estate Owned	260	74,480	100%	$3,967,483	$1,015,740	$53,036	93.0%	$721	3.2%	69.0%	901

(a)	Average Monthly Rental Rates for the Year Ended December 31, 2002, represent potential rent collections (gross potential rents less market adjustments), which approximate net effective rents, based on weighted average number of homes.
(b)	Concessions disclosed as a percentage of gross potential.
(c)	Annualized Resident Turnover represents the percentage of units that would be turned in the course of the year if the average weekly move-outs experienced throughout the most recent quarter were duplicated for the entire year.
(d)	Includes real estate held for disposition, real estate under development, and land, but excludes commercial property.

Item 3.    LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims arising in the ordinary course of business. We cannot determine the ultimate liability with respect to such legal proceedings and claims at this time. Management believes that such liability, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on our financial condition, results of operations, or cash flows.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2002.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “UDR.” The following tables set forth the quarterly high and low sale prices per common share reported on the NYSE for each quarter of the last two years. Distribution information for common stock reflects distributions declared per share for each calendar quarter and paid at the end of the following month.

	High	Low	Distributions Declared
2002
1st Quarter	$16.0100	$13.9400	$.2775
2nd Quarter	16.8100	15.2300	.2775
3rd Quarter	16.6500	13.1800	.2775
4th Quarter	16.4200	13.6600	.2775

2001
1st Quarter	$12.7000	$10.5625	$.2700
2nd Quarter	14.3800	11.9000	.2700
3rd Quarter	14.6000	13.7200	.2700
4th Quarter	14.8500	13.8600	.2700

On March 18, 2003, the closing sale price of our common stock was $15.79 per share on the NYSE and there were 7,464 holders of record of the 108,792,959 outstanding shares of our common stock.

We have determined that, for federal income tax purposes, approximately 50% of the distributions for each of the four quarters of 2002 represented ordinary income to our shareholders, 12% represented long-term capital gain, 10% represented unrecaptured section 1250 gain, and 28% represented return of capital to our shareholders.

We pay regular quarterly distributions to holders of shares of our common stock. Future distributions will be at the discretion of our Board of Directors and will depend on our actual funds from operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, and other factors. The annual distribution payment for calendar year 2002 necessary for United Dominion to maintain its status as a REIT was approximately $0.49 per share. We declared total distributions of $1.11 per share for 2002.

Series D Preferred Stock

The Series D Convertible Redeemable Preferred Stock has no stated par value and a liquidation preference of $25 per share. The Series D has no voting rights, no stated maturity, and is not subject to any sinking fund or mandatory redemption, and is convertible into 1.5385 shares of common stock at the option of the holder of the Series D at any time at $16.25 per share. We have the right to cause the holder of the Series D to convert the Series D to common shares at $16.25 based on twenty trading days at or above $17.06 for the life of the security. We have the right to purchase 2 million shares of the Series D in accordance with a predetermined schedule, provided that the volume weighted average price of our common shares is $16.25 for a twenty day trading period. The repurchase price payable will be computed in accordance with the table below, expressed as a percentage of the liquidation preference, determined by the period in which the Series D repurchase date occurs, together with all accrued and unpaid dividends to and including the repurchase date:

Series D Repurchase Date Occurs During Period			Repurchase Price
January 1, 2003	to	June 30, 2003	101.0%
July 1, 2003	to	December 6, 2003	100.5%

After December 7, 2003, we may, at our option, redeem at any time all or part of the Series D at a price per share of $25, payable in cash, plus all accrued and unpaid dividends, provided that the current market price of our common stock at least equals the conversion price, initially set at $16.25 per share. The redemption is payable solely out of the sale proceeds of other capital stock. In addition, we may not redeem in any consecutive twelve-month period a number of shares of Series D having an aggregate liquidation preference of more than $100 million.

Distributions declared on the Series D in 2002 were $1.98 per share or $.4955 per quarter. The Series D is not listed on any exchange.

Dividend Reinvestment and Stock Purchase Plan

We have a Dividend Reinvestment and Stock Purchase Plan under which holders of our common and preferred stock may elect to automatically reinvest their distributions and make additional cash payments to acquire additional shares of our common stock. Shareholders who do not participate in the plan continue to receive dividends as declared. As of March 18, 2003, there were 3,532 participants in the plan.

Operating Partnership Units

From time to time we issue shares of our common stock in exchange for operating partnership units, or OP Units, tendered to our operating partnerships, United Dominion Realty, L.P. and Heritage Communities, L.P., for redemption in accordance with the provisions of their respective agreements. At December 31, 2002, there were 6,368,570 OP Units and 377,418 OP Units in United Dominion Realty, L.P. and Heritage Communities, L.P., respectively, that were owned by non-affiliated limited partners. United Dominion Realty, L.P. OP Units are convertible into common stock at an exchange ratio of one share for each OP Unit. Heritage Communities, L.P. OP Units are convertible into common stock at an exchange ratio of 1.575 shares for each OP Unit. During 2002, we issued a total of 92,159 shares of common stock in exchange for OP Units.

Item 6.    SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and other information as of and for each of the years in the five-year period ended December 31, 2002. The table should be read in conjunction with our consolidated financial statements and the notes thereto, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Report.

UNITED DOMINION REALTY TRUST, INC.

SELECTED FINANCIAL DATA

(in thousands, except per share data and apartment homes owned)

	Years ended December 31,
	2002	2001*	2000*	1999*	1998*
Operating Data (a)
Rental income	$594,314	$565,322	$575,657	$576,215	$441,259
Income before gains on sales of investments, minority interests, discontinued operations, and extraordinary items	51,724	32,495	33,015	46,722	35,122
Gains on sales of land and depreciable property	1,248	24,748	31,450	37,995	26,672
Income from discontinued operations, net of minority interests	36,937	11,424	14,642	12,653	12,217
Extraordinary items-early extinguishment of debt, net of minority interests	(33,766)	(3,240)	775	859	(138)
Net income	53,229	61,828	76,615	93,622	72,332
Distributions to preferred shareholders	27,424	31,190	36,891	37,714	23,593
Net income available to common shareholders	25,805	27,142	42,653	55,908	48,739
Common distributions declared	118,888	108,956	110,225	109,607	107,758
Weighted average number of common shares outstanding-basic	106,078	100,339	103,072	103,604	99,966
Weighted average number of common shares outstanding-diluted	106,952	101,037	103,208	103,639	100,062
Weighted average number of common shares, OP Units, and common share equivalents-diluted	127,838	120,728	123,005	124,127	103,793
Per share:
Income before discontinued operations and extraordinary items per share, net of minority interests	$0.21	$0.19	$0.26	$0.41	$0.37
Basic earnings per share	0.24	0.27	0.41	0.54	0.49
Diluted earnings per share	0.24	0.27	0.41	0.54	0.49
Common distributions declared	1.11	1.08	1.07	1.06	1.05

Balance Sheet Data (a)
Real estate owned, at carrying value	$3,967,483	$3,907,667	$3,836,320	$3,953,045	$3,952,752
Accumulated depreciation	748,733	646,366	509,405	395,864	316,630
Total real estate owned, net of accumulated depreciation	3,218,750	3,261,301	3,326,915	3,557,181	3,636,122
Total assets	3,276,136	3,348,091	3,453,957	3,688,317	3,762,940
Secured debt	1,015,740	974,177	866,115	1,000,136	1,072,185
Unsecured debt	1,041,900	1,090,020	1,126,215	1,127,169	1,045,564
Total debt	2,057,640	2,064,197	1,992,330	2,127,305	2,117,749
Shareholders’ equity	1,001,271	1,042,725	1,218,892	1,310,212	1,374,121
Number of common shares outstanding	106,605	103,133	102,219	102,741	103,639

Other Data (a)
Cash Flow Data
Cash provided by operating activities	$226,700	$224,411	$224,160	$190,602	$140,597
Cash (used in)/provided by investing activities	(65,062)	(64,055)	58,705	(103,836)	(263,864)
Cash (used in)/provided by financing activities	(163,127)	(166,020)	(280,238)	(105,169)	148,875

Funds from Operations (b)
Net income	$53,229	$61,828	$76,615	$93,622	$72,332
Adjustments:
Distributions to preferred shareholders	(27,424)	(31,190)	(36,891)	(37,714)	(23,593)
Real estate depreciation, net of other partnerships’ interest	150,743	135,958	140,322	109,847	91,081
Gains on sales of depreciable property, net of other partnerships’ interest	(1,244)	(24,007)	(30,300)	(37,995)	(26,672)
Minority interests of unitholders in operating partnership	1,500	1,374	1,766	3,362	1,430
Real estate depreciation related to unconsolidated entities	471	1,105	251	181	24
Extraordinary items-early extinguishment of debt, net of minority interests	33,766	3,240	(775)	(859)	138
Discontinued Operations:
Real estate depreciation	6,986	14,248	11,198	10,696	8,507
Minority interests of unitholders in operating partnership	2,433	828	1,063	1,004	—
Impairment loss on real estate	2,301	—	—	—	—
Gains on sales of depreciable property	(31,450)	—	—	—	—
Extraordinary items-early extinguishment of debt, net of minority interests	975	(4)	—	—	—

Funds from operations-basic	$192,286	$163,380	$163,249	$142,144	$123,247

Adjustment:
Distributions to preferred shareholders-Series D (Convertible)	15,779	15,428	15,300	15,154	986

Funds from operations-diluted	$208,065	$178,808	$178,549	$157,298	$124,233

Adjustment:
Recurring capital expenditures	(32,341)	(31,535)	(24,794)	(43,528)	(25,019)

Adjusted Funds from Operations-diluted (c)	$175,724	$147,273	$153,755	$113,770	$99,214

Apartment Homes Owned
Total apartment homes owned at December 31	74,480	77,567	77,219	82,154	86,893
Weighted average number of apartment homes owned during the year	76,567	76,487	80,253	85,926	70,724

(a)	In 1998, United Dominion completed the following statutory mergers: (i) ASR Investments Corporation Inc. on March 27, 1998 for an aggregate purchase price of $323 million and; (ii) American Apartment Communities II on December 7, 1998 for an aggregate purchase price of $794 million.
(b)	Funds from operations (“FFO”) is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from sales of depreciable property, plus depreciation and amortization, less preferred dividends and after adjustments for unconsolidated partnerships and joint ventures. This definition conforms with the National Association of Real Estate Investment Trust’s definition issued in October 1999 which was effective beginning January 1, 2000. United Dominion considers FFO in evaluating property acquisitions and its operating performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of United Dominion’s activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. For 2001, FFO includes a non-recurring charge of $8.6 million related to workforce reductions, other severance costs, executive office relocation costs, and the write down of seven undeveloped land sites along with United Dominion’s investment in an online apartment leasing company. For 2000, FFO includes a non-recurring charge of $3.7 million related to the settlement of litigation and an organizational charge.
(c)	Adjusted funds from operations is defined as FFO less recurring capital expenditures for our stabilized portfolio.
*	Reclassified to conform to current year presentation as described in Note 3 to the consolidated financial statements.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

Forward-Looking Statements

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, development activity and capital expenditures, capital raising activities, rent growth, occupancy, and rental expense growth. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of United Dominion Realty Trust, Inc. to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting United Dominion, or its properties, adverse changes in the real estate markets and general and local economies and business conditions. Although United Dominion believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by United Dominion or any other person that the results or conditions described in such statements or the objectives and plans of United Dominion will be achieved.

Business Overview

United Dominion is a real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages middle-market apartment communities nationwide. We were formed in 1972 as a Virginia corporation and our subsidiaries include two operating partnerships, United Dominion Realty, L.P. and Heritage Communities, L.P. Unless the context otherwise requires, all references in this report to “we,” “us,” “our,” or “United Dominion” refer collectively to United Dominion Realty Trust, Inc. and its subsidiaries.

From 1996 through 1999, United Dominion acquired other REITs, private portfolios, and individual communities to create a national platform. Since that time, we have upgraded the quality of our portfolio through capital reinvestment, development, divestitures and acquisitions, and invested in infrastructure and technology to support our portfolio of assets. In 2001, management established a long-term strategy that resulted in certain fundamental conclusions and initial steps towards achieving our goals.

We believe that we must distinguish ourselves within the industry to maintain a leadership position over the long-term. We believe an increased focus on being an excellent operator of apartment homes will be a compelling and successful business model to differentiate United Dominion in the eyes of residents, associates, and investors. With this strategy, we believe that we can become the best in the multifamily industry based upon the following key principles:

OPERATIONAL EXCELLENCE—In short, operational excellence is a way of doing business with consistent, standard systems and business processes throughout our organization, to provide customers, residents,

and associates similar experiences regardless of location. Through operational excellence, we believe that we can enhance our existing portfolio and new properties we seek to acquire, deliver superior service to our residents, and provide greater returns to our investors.

MIDDLE-MARKET—United Dominion will focus efforts on owning and managing apartments that provide housing for customers who cannot typically afford an entry-level home, or customers who choose apartment living over other alternatives. We will primarily serve the price-sensitive, value-for-money customers, in the broad middle-market segments of the population.

PORTFOLIO MANAGEMENT—We intend to continue to own and operate middle-market apartment homes across a geographically diverse platform. We believe that enhancing our presence in 25 to 30 core markets will enable us to capitalize on operating efficiencies. As local market cycles create opportunities, we intend to exit current markets where long-term growth is below the national average (the “non-core markets”), and redeploy capital within our core markets.

We believe that over the long-term, the fundamental principles of operational excellence, middle-market focus, and proactive portfolio management will better position United Dominion to serve its residents, increase profitability, provide rewarding careers to our associates, and capitalize on changes in the marketplace.

At December 31, 2002, United Dominion’s portfolio included 260 communities with 74,480 apartment homes nationwide. The following table summarizes United Dominion’s market information by major geographic markets (includes real estate held for disposition, real estate under development, and land, but excludes commercial properties):

	As of December 31, 2002				Year Ended December 31, 2002
	Number of Apartment Communities	Number of Apartment Homes	Percentage of Carrying Value	Carrying Value (in thousands)	Average Physical Occupancy	Average Monthly Rental Rates
Dallas, TX	15	5,133	6.6%	$262,197	93.6%	$703
Houston, TX	22	5,726	5.9%	231,886	93.8%	644
Phoenix, AZ	12	3,855	5.8%	227,703	93.1%	717
Orlando, FL	14	4,140	5.2%	205,970	91.8%	739
Raleigh, NC	11	3,663	5.2%	203,887	89.5%	738
Metropolitan DC	8	2,330	4.4%	172,734	95.8%	937
Arlington, TX	10	3,465	4.0%	158,031	94.5%	677
Tampa, FL	10	3,372	3.9%	153,925	91.6%	706
Columbus, OH	6	2,530	3.8%	149,247	94.0%	689
San Francisco, CA	4	980	3.6%	141,245	97.2%	1,590
Charlotte, NC	10	2,711	3.5%	139,050	90.8%	643
Southern California	5	1,558	3.3%	130,459	95.1%	928
Nashville, TN	8	2,220	3.0%	120,572	92.4%	669
Greensboro, NC	8	2,122	2.6%	104,653	90.4%	613
Monterey Peninsula, CA	9	1,706	2.5%	98,264	92.1%	914
Richmond, VA	8	2,372	2.5%	97,759	94.5%	723
Wilmington, NC	6	1,868	2.3%	91,247	91.4%	655
Baltimore, MD	7	1,470	2.3%	89,345	96.0%	861
Atlanta, GA	6	1,426	1.8%	72,547	89.3%	728
Columbia, SC	6	1,584	1.6%	62,716	95.0%	592
Jacksonville, FL	3	1,157	1.5%	58,974	95.0%	675
Norfolk, VA	6	1,438	1.4%	54,727	97.3%	698
Lansing, MI	4	1,226	1.3%	50,185	93.2%	675
Seattle, WA	3	628	0.9%	34,291	92.6%	748
Other Western	6	2,650	4.0%	157,164	91.7%	760
Other Pacific	8	2,275	3.1%	124,176	91.7%	742
Other Southwestern	8	2,077	2.8%	110,066	91.0%	717
Other Florida	8	2,089	2.7%	107,797	93.8%	783
Other Midwestern	10	2,122	2.4%	95,627	93.9%	635
Other North Carolina	8	1,893	1.9%	75,865	95.2%	572
Other Southeastern	4	1,394	1.7%	69,273	90.0%	591
Other Mid-Atlantic	5	928	1.1%	42,835	97.0%	801
Other Northeastern	2	372	0.5%	18,253	96.9%	692
Real Estate Under Development	—	—	0.5%	21,269	—	—
Land	—	—	0.4%	16,196	—	—

Total Apartments	260	74,480	100.0%	$3,950,135	93.0%	$721

Liquidity and Capital Resources

Liquidity is the ability to meet present and future financial obligations either through the sale or maturity of existing assets or by the acquisition of additional funds through working capital management. Both the coordination of asset and liability maturities and effective working capital management are important to the maintenance of liquidity. United Dominion’s primary source of liquidity is its cash flow from operations as determined by rental rates, occupancy levels, and operating expenses related to its portfolio of apartment homes. United Dominion routinely uses its unsecured bank credit facility to temporarily fund certain investing and financing activities prior to arranging for longer-term financing. During the past several years, proceeds from the sale of real estate have been used for both investing and financing activities.

United Dominion expects to meet its short-term liquidity requirements generally through its net cash provided by operations and borrowings under credit arrangements. We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, the repayment of financing on development activities, and potential property acquisitions, through long-term secured and unsecured borrowings, the disposition of properties, and the issuance of additional debt or equity securities of United Dominion. We believe that our net cash provided by operations will continue to be adequate to meet both operating requirements and the payment of dividends by United Dominion in accordance with REIT requirements in both the short- and long-term. Likewise, the budgeted expenditures for improvements and renovations of certain properties are expected to be funded from property operations.

United Dominion filed a shelf registration statement in December 1999 providing for the issuance of up to an aggregate of $700 million in common shares, preferred shares, and debt securities to facilitate future financing activities in the public capital markets. Under this shelf registration statement, United Dominion sold 3.0 million shares of common stock at a price of $14.91 per share in March 2002 and issued $200 million of 6.50% senior unsecured notes due June 2009 in June 2002. In December 2002, United Dominion replaced its existing shelf with a new shelf registration statement providing for the issuance of up to an aggregate of $1 billion in debt securities, preferred stock, and common stock and, as a result, the previous shelf registration will no longer be used for our securities offerings. In January 2003, coinciding with our inclusion in the S&P MidCap 400 Index, United Dominion sold 2.0 million shares of common stock at a public offering price of $15.71 per share under the new shelf registration statement. We received net proceeds from this offering of approximately $31 million, which will be used to repay debt and for general corporate purposes. In February 2003, United Dominion sold $150 million of 4.50% medium-term notes due in March 2008 under a new $300 million medium-term note program. The net proceeds from the issuance of approximately $149 million are anticipated to be used to repay amounts outstanding on United Dominion’s $375 million unsecured revolving credit facility. Access to capital markets is dependent on market conditions at the time of issuance.

Future Capital Needs

Future development expenditures are expected to be funded primarily through joint ventures or with proceeds from the sale of property and, to a lesser extent, cash flows provided by operating activities. Acquisition activity in strategic markets is expected to be largely financed through the issuance of equity and debt securities, the issuance of operating partnership units, the assumption of secured debt, and by the reinvestment of proceeds from the sale of property in non-strategic markets.

During 2003, United Dominion has approximately $19.5 million of secured debt and $115.1 million of unsecured debt maturing that we anticipate repaying using proceeds from mortgage refinancing activity, borrowings under secured or unsecured credit facilities, or the issuance of new unsecured debt securities.

Critical Accounting Policies and Estimates

Our critical accounting policies are those having the most impact on the reporting of our financial condition and results and those requiring significant judgments and estimates. These policies include those related to

(1) capital expenditures, (2) impairment of long-lived assets, and (3) derivatives and hedging activities. With respect to these critical accounting policies, management believes that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.

Capital Expenditures

In conformity with accounting principles generally accepted in the United States, United Dominion capitalizes those expenditures related to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

During 2002, $42.8 million or $563 per home was spent on capital expenditures for all of United Dominion’s communities excluding development and commercial properties. These capital improvements included turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as HVAC equipment, roofs, landscaping, siding, parking lots, and other non-revenue enhancing capital expenditures, which aggregated $32.3 million or $425 per home. In addition, revenue enhancing capital expenditures, including water sub-metering, the initial installation of microwaves or washer-dryers, and extensive interior upgrades totaled $9.4 million or $124 per home and major renovations totaled $1.1 million or $14 per home for the year ended December 31, 2002.

The following table outlines capital expenditures and repairs and maintenance costs for United Dominion’s total portfolio, excluding real estate under development and commercial properties for the periods presented (dollars in thousands):

	Year ended December 31,			Year ended December 31, (per home)
	2002	2001	% Change	2002	2001	% Change
Turnover capital expenditures	$16,474	$16,776	(1.8)%	$216	$222	(2.7)%

Other recurring capital expenditures	15,867	14,759	7.5%	209	196	6.6%

Total recurring capital expenditures	32,341	31,535	2.6%	425	418	1.7%

Revenue enhancing improvements	9,405	17,967	(47.7)%	124	238	(47.9)%

Major renovations	1,081	3,594	(69.9)%	14	48	(70.8)%

Total capital improvements	$42,827	$53,096	(19.3)%	$563	$704	(20.0)%

Repairs and maintenance	40,078	36,197	10.7%	527	480	9.8%

Total expenditures	$82,905	$89,293	(7.2)%	$1,090	$1,184	(7.9)%

Total capital improvements decreased $10.3 million or $141 per home in 2002 compared to 2001 as challenging economic conditions negatively impacted our potential to generate investment returns. United Dominion will continue to selectively add revenue enhancing improvements which we believe will provide a return on investment substantially in excess of United Dominion’s cost of capital. Recurring capital expenditures during 2003 are currently expected to be approximately $435 per home.

Impairment of Long-Lived Assets

United Dominion records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the future operation and disposition of those assets are less than the net book value of those assets. Our cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market and operating conditions and our estimated holding periods. The net book value of impaired assets is reduced to fair market value. Our estimates of fair market value represent our best estimate based upon industry trends and reference to market rates and transactions.

We review the carrying value of our portfolio of assets on a regular basis. During 2002, United Dominion pursued its strategy of exiting markets where long-term growth prospects are limited. As a result, 25 apartment communities were placed under contract and two of these assets were ultimately sold at net selling prices below their net book values. Accordingly, United Dominion recorded an aggregate $2.3 million impairment loss for the write down of a portfolio of apartment communities in Memphis, Tennessee. In 2001, in connection with management’s analysis of the carrying value of all undeveloped land parcels, United Dominion recognized an aggregate $2.8 million impairment loss on seven undeveloped sites in selected markets. An impairment loss was indicated as a result of the net book value of the assets being greater than the estimated fair market value less the cost of disposal.

Derivatives and Hedging Activities

United Dominion uses derivative financial instruments in the normal course of business to reduce its exposure to fluctuations in interest rates. As of December 31, 2002, United Dominion had 13 interest rate swap agreements with a notional value aggregating $232 million that are used to fix the interest rate on a portion of our variable rate debt. These derivatives qualify for hedge accounting as discussed in Note 1 to our consolidated financial statements. While we intend to continue to meet the conditions for hedge accounting, if a particular interest rate swap does not qualify as highly effective, any change in the fair value of the derivative used as a hedge would be reflected in current earnings. Furthermore, should any change in management strategy, or any other circumstance, cause an existing highly effective hedge to become ineffective, the accumulated loss or gain in the value of the derivative instrument since its inception would be immediately reclassified from the shareholders’ equity section of the balance sheet to current earnings.

Interest rate swaps, where United Dominion effectively makes fixed rate payments and receives variable rate payments to eliminate its variable rate exposure, are entered into to manage the interest rate risk in our existing balance sheet mix. These instruments are valued using the market standard methodology of netting the discounted future variable cash receipts and the discounted expected fixed cash payments. The variable cash flow streams are based on an expectation of future interest rates derived from observed market interest rate curves. We have not changed our methods of calculating these fair values or developing the underlying assumptions. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change. Any event that impacts the level of actual and expected future interest rates will impact our swap valuations. The fair value of our existing swap portfolio is likely to fluctuate materially from year to year based on changing levels of interest rates and shortening swap terms to maturity. Information about the fair values, notional amounts, and contractual terms of United Dominion’s interest rate swaps can be found in Note 8 to our consolidated financial statements and the section titled “Interest Rate Risk” below.

Potential losses are limited to counterparty risk in situations where United Dominion is owed money; that is, when United Dominion holds contracts with positive fair values. We do not expect any losses from counterparties failing to meet their obligations as the counterparties are highly rated credit quality U.S. financial institutions and management believes that the likelihood of realizing material losses from counterparty non-performance is remote. At December 31, 2002, United Dominion had unrealized losses totaling $9.6 million on derivative transactions, which if terminated, would require a cash outlay. United Dominion presently has no intention to terminate these contracts. There are no credit concerns related to our obligations and we expect to meet those obligations without default.

The following discussion explains the changes in net cash provided by operating activities and net cash used in investing and financing activities that are presented in United Dominion’s Consolidated Statements of Cash Flows.

Operating Activities

For the year ended December 31, 2002, United Dominion’s cash flow provided by operating activities was $226.7 million compared to $224.4 million for 2001. During 2002, cash flow from operating activities resulted primarily from increased rental revenues from a larger portfolio and decreased interest expense that were partially offset by increased rental expenses, lower collections on escrow accounts and receivables, and increased payments of accrued incentive compensation.

Investing Activities

For the year ended December 31, 2002, net cash used in investing activities was $65.1 million compared to $64.1 million for 2001. Changes in the level of investing activities from period to period reflects United Dominion’s strategy as it relates to its acquisition, capital expenditure, development, and disposition programs, as well as the impact of the capital market environment on these activities.

Acquisitions

During the year ended December 31, 2002, United Dominion acquired nine communities with 3,041 apartment homes and one parcel of land for approximately $267 million. In addition, in June 2002, United Dominion purchased, for approximately $52 million, the remaining two apartment communities with 644 apartment homes that were part of an unconsolidated development joint venture in which United Dominion owned a 25% interest and served as the managing partner. In August 2002, United Dominion purchased the outside partnership interest in two properties in California containing 926 apartment homes for approximately $17 million.

During 2003, we plan to continue to channel new investments to those markets that are projected to provide the best investment returns for us over the next ten years. Markets will be targeted based upon defined criteria including past performance, expected job growth, current and anticipated housing supply and demand, and the ability to attract and support household formation.

Real Estate Under Development

Development activity is focused in core markets that have strong operations in place. For the year ended December 31, 2002, United Dominion invested approximately $22.8 million in development projects, down $30.8 million from its 2001 level of $53.6 million.

The following projects were under development at December 31, 2002:

	Location	Number of Apartment Homes	Completed Apartment Homes	Cost to Date (In thousands)	Budgeted Cost (In thousands)	Estimated Cost Per Home	Expected Completion Date
The Mandolin II	Dallas, TX	178	—	$5,400	$13,300	$74,700	4Q03
2000 Post III	San Francisco, CA	24	—	2,100	6,600	275,000	3Q04
Rancho Cucamonga	Los Angeles, CA	414	—	13,800	60,400	145,900	4Q05

		616	—	$21,300	$80,300	$130,400

In addition, United Dominion owns seven parcels of land that it continues to hold for future development that had a carrying value at December 31, 2002 of $9.4 million. Six of the seven parcels represent additional phases to existing communities as United Dominion plans to add apartment homes adjacent to currently owned communities that are in improving markets.

The following projects were completed during the year ended December 31, 2002:

	Location	Number of Apartment Homes	Development Cost (In thousands)	Cost Per Home	Date Completed	% Leased at 12/31/02
Greensview II	Denver, CO	192	$16,900	$88,000	3/02	72.4%
The Meridian II	Dallas, TX	270	14,800	54,800	6/02	95.6%

		462	$31,700	$68,600

Disposition of Investments

For the year ended December 31, 2002, United Dominion sold 25 communities with a total of 6,990 apartment homes, one commercial property, and one parcel of land for an aggregate sales price of approximately $319 million and recognized gains for financial reporting purposes of $31.5 million. Proceeds from the sales were applied primarily to acquire communities and reduce debt. In addition, during the first quarter of 2002, $3.1 million in proceeds was received on the condemnation of 96 units of a community in Fresno, California that resulted in a gain of $1.2 million. For the year ended December 31, 2001, United Dominion sold nine communities with 1,889 apartment homes and five parcels of land for an aggregate sales price of approximately $141.3 million and recognized gains for financial reporting purposes of $24.7 million. Proceeds from the sales were used primarily to repurchase United Dominion’s 9.25% Series A Cumulative Redeemable Preferred Stock during the second quarter of 2001, and to a lesser extent, to reduce long-term debt, repurchase common shares, and to complete Section 1031 exchanges to defer taxable gains.

During 2003, United Dominion plans to continue to pursue its strategy of exiting markets where long-term growth prospects are limited and redeploying capital into markets that would enhance future growth rates and economies of scale. We intend to use proceeds from 2003 dispositions to acquire communities, fund development activity, and reduce debt.

Development Joint Ventures

In June 2000, United Dominion completed the formation of a joint venture that would invest approximately $101 million to develop five apartment communities with a total of 1,438 apartment homes. United Dominion owned a 25% interest in the joint venture and served as the managing partner of the joint venture as well as the developer, general contractor, and property manager. For the years ended December 31, 2002, 2001, and 2000, United Dominion recognized fee income of approximately $0.6 million, $2.6 million, and $3.0 million, respectively, for general contracting, developer, and management services provided by United Dominion to the joint venture. In December 2001, United Dominion purchased three of the five apartment communities for a total aggregate cost of approximately $61 million. In June 2002, United Dominion purchased the remaining two communities for a total aggregate cost of approximately $52 million.

In September 2002, United Dominion signed a development joint venture agreement with AEGON USA Realty Advisors, Inc. in which United Dominion serves as the managing member. The joint venture is expected to develop approximately eight to ten garden style apartment communities over the next three to five years, with a total development cost of up to $210 million. The joint venture will obtain bank construction financing for 65% to 80% of total costs. The joint venture will provide equity contributions for the balance of the costs with AEGON providing 80% and United Dominion providing 20%. United Dominion will serve as the developer, general contractor, and property manager for the joint venture, and will guarantee those project development costs, excluding financing costs (including fees and interest), which exceed the defined project cost budgeted amounts for each respective project, as they come to fruition. As of December 31, 2002, the joint venture had not commenced operations.

Financing Activities

Net cash used in financing activities during 2002 was $163.1 million compared to $166.0 million for 2001. As part of the plan to improve United Dominion’s balance sheet position, we utilized proceeds from dispositions, equity and debt offerings, and refinancings to extend maturities, pay down existing debt, and purchase new properties.

The following is a summary of our financing activities for the year ended December 31, 2002:

•	Borrowed an additional $253.6 million under our existing Fannie Mae credit facilities and $70.7 million under a new $72 million Freddie Mac revolving credit facility.

•	Repaid $305.8 million of secured debt and $210.4 million of unsecured debt (includes tender offer and prepayment penalties referred to below), assumed $41.6 million of secured debt in connection with the acquisition of properties, and repaid $35.9 million of secured debt in connection with the disposition of properties.

•	Sold 3.0 million common shares at a price of $14.91 per share in March 2002. The net proceeds of $42.3 million were used to acquire apartment communities.

•	Refinanced secured debt during the first quarter of 2002 using proceeds from the new Fannie Mae and Freddie Mac credit facilities and incurred prepayment penalties of $15.8 million on the refinancing of these mortgages, while freeing $8.2 million of cash previously escrowed with former lenders. Management believes that the net present value of these refinancing transactions ranges from approximately $17 million to $20 million.

•	Issued $200 million of 6.50% senior unsecured notes due in June 2009 in June 2002. The net proceeds from the issuance of $198.5 million were used to reduce outstanding debt under our $375 million unsecured revolving credit facility.

•	Repurchased the following unsecured debt during the third and fourth quarters of 2002 (dollars in thousands):

Issuance (in order of maturity)	Purchase Price	Premium Paid
8.63% Notes due March 2003	$25	$1
7.67% Medium-Term Notes due January 2004	6,925	371
7.73% Medium-Term Notes due April 2005	1,300	96
7.95% Medium-Term Notes due July 2006	17,805	1,771
7.25% Notes due January 2007	12,755	900
8.50% Monthly Income Notes due November 2008	28,180	3,382
8.50% Debentures due September 2024	70,802	11,335

	$137,792	$17,856

Management believes that these redemptions will generate a net present value savings of approximately $1 million to $3 million.

•	Repurchased 914,000 common shares at an average price of $14.16. As of December 31, 2002, approximately 2.3 million common shares remained available for repurchase under the common share repurchase program.

•	Filed with the Securities and Exchange Commission in December 2002 a new shelf registration statement that provides for the issuance of up to $1 billion aggregate amount of debt securities, preferred stock, and common stock from time to time in one or more offerings to facilitate future financing activities in the public capital markets. The new $1 billion shelf registration statement replaces the $294 million remaining on our previous $700 million shelf registration statement filed in December 1999.

Credit Facilities

United Dominion has four secured revolving credit facilities with Fannie Mae with an aggregate commitment of $860 million and one with Freddie Mac for $72 million. As of December 31, 2002, $676.3 million was outstanding under the Fannie Mae credit facilities leaving $183.7 million of unused capacity. The Fannie Mae credit facilities are for an initial term of ten years, bear interest at floating and fixed rates, and can be extended for an additional five years at United Dominion’s discretion. As of December 31, 2002, $70.7 million had been funded under the Freddie Mac credit facility leaving $1.3 million of unused capacity. The Freddie Mac credit facility is for an initial term of five years with an option by United Dominion to extend for an additional four-year term at the then market rate.

As of December 31, 2002, the aggregate borrowings under both the Fannie Mae and Freddie Mac credit facilities was $747 million. We have $305.9 million of the funded balance fixed at a weighted average interest rate of 6.4%. The remaining balance on these facilities is currently at a weighted average variable rate of 2.0%.

United Dominion has a $375 million three-year unsecured bank revolving credit facility that matures in August 2003. As of December 31, 2002, $175.8 million was outstanding under the bank credit facility leaving $199.2 million of unused capacity. Under the bank credit facility, United Dominion may borrow at a rate of LIBOR plus 1.1%, and pays an annual facility fee equal to 0.25% of the commitment.

The Fannie Mae and Freddie Mac credit facilities and the bank revolving credit facility are subject to customary financial covenants and limitations. As of December 31, 2002, management believes that United Dominion is in compliance with all covenants and limitations.

Derivative Instruments

As part of United Dominion’s overall interest rate risk management strategy, we use derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. United Dominion’s derivative transactions used for interest rate risk management include various interest rate swaps with indices that relate to the pricing of specific financial instruments of United Dominion. United Dominion believes that it has appropriately controlled its interest rate risk through the use of derivative instruments. During 2002, the fair value of United Dominion’s derivative instruments has improved from an unfavorable value position of $14.9 million at December 31, 2001 to an unfavorable value position of $9.6 million at December 31, 2002. This decrease is primarily due to the normal progression of the fair market value of derivative instruments to get closer to zero as they near the end of their terms (see Note 8 to the consolidated financial statements).

Interest Rate Risk

United Dominion is exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. United Dominion does not hold financial instruments for trading or other speculative purposes, but rather issues these financial instruments to finance its portfolio of real estate assets. United Dominion’s interest rate sensitivity position is managed by our finance department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. United Dominion’s earnings are affected as changes in short-term interest rates impact its cost of variable rate debt and maturing fixed rate debt. A large portion of United Dominion’s market risk is exposure to short-term interest rates from variable rate borrowings outstanding under the unhedged portion of its Fannie Mae credit facilities and its bank revolving credit facility, which totaled $370.5 million and $70.7 million, respectively, at December 31, 2002. The impact on United Dominion’s financial statements of refinancing fixed rate debt that matured during 2002 was immaterial.

At December 31, 2002, the notional value of United Dominion’s derivative products for the purpose of managing interest rate risk was $232 million, representing interest rate swaps under which United Dominion pays a fixed rate of interest and receives a variable rate. These agreements effectively fix $232 million of United Dominion’s variable rate notes payable to a weighted average fixed rate of 7.72%. At December 31, 2002, the fair market value of the interest rate swaps was an unfavorable value position of $9.6 million. If interest rates were 100 basis points more or less at December 31, 2002, the fair market value of the interest rate swaps would have increased or decreased approximately $1.9 million and $2.0 million, respectively.

If market interest rates for variable rate debt average 100 basis points more in 2003 than they did during 2002, United Dominion’s interest expense, after considering the effects of its interest rate swap agreements, would increase, and income before taxes would decrease by $5.3 million. Comparatively, if market interest rates for variable rate debt had averaged 100 basis points more in 2002 than in 2001, United Dominion’s interest expense, after considering the effects of its interest rate swap agreements, would have increased, and income before taxes would have decreased by $5.2 million. If market rates for fixed rate debt were 100 basis points higher at December 31, 2002, the fair value of fixed rate debt would have decreased from $1.38 billion to $1.33 billion. If market interest rates for fixed rate debt were 100 basis points lower at December 31, 2002, the fair value of fixed rate debt would have increased from $1.38 billion to $1.45 billion.

These amounts are determined by considering the impact of hypothetical interest rates on United Dominion’s borrowing cost and interest rate swap agreements. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in United Dominion’s financial structure.

Results of Operations

Effective January 1, 2002, United Dominion adopted the provisions of Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 extends the reporting requirements of discontinued operations to include the components of an entity that have either been disposed of or are classified as held for disposition (see Note 3 to the consolidated financial statements). During 2002, United Dominion sold 25 communities, one commercial property, and one parcel of land and, at December 31, 2002, had five properties classified as real estate held for disposition. Accordingly, the operating results of these properties have been reclassified as discontinued operations in the Consolidated Statements of Operations for each of the three years in the period ended December 31, 2002. The following discussion includes the results of both continuing and discontinued operations for the periods presented.

Net Income Available to Common Shareholders

2002-vs-2001

Net income available to common shareholders was $25.8 million ($0.24 per share) for the year ended December 31, 2002, compared to $27.1 million ($0.27 per share) for the prior year. The decrease in net income available to common shareholders resulted primarily from non-recurring charges incurred during 2002. These consisted primarily of extraordinary charges for prepayment penalties and premiums paid in connection with the refinancing of mortgage debt and the repurchase of unsecured debt, aggregating $37.0 million before minority interests. These non-recurring charges are reflected in the Consolidated Statements of Operations as an extraordinary charge to earnings. The increase in extraordinary charges was partially offset by higher gains recognized on the sales of depreciable property during 2002 compared to 2001, most of which are included in income from discontinued operations (see Note 3 to the consolidated financial statements), and non-recurring charges in 2001 (see discussion that follows under “Restructuring Charges” and “Impairment Loss on Real Estate and Investments”). In addition, consolidated property operations generated $9.0 million more in rental income during 2002 compared to 2001 as a result of the continued lease-up and stabilization of development communities, and interest expense decreased $11.4 million due to refinancing activities.

2001-vs-2000

Net income available to common shareholders was $27.1 million ($0.27 per share) for the year ended December 31, 2001, compared to $42.7 million ($0.41 per share) for 2000, representing a decrease of $15.6 million ($0.14 per share). Excluding non-recurring charges (see discussion that follows under “Restructuring Charges” and “Impairment Loss on Real Estate and Investments”) and extraordinary items, net income available to common shareholders was $41.5 million ($0.41 per share) for the year ended December 31, 2001, compared to $45.5 million ($0.44 per share) for 2000, representing a decrease of $4.0 million ($0.04 per share). Excluding non-recurring charges and extraordinary items, the decrease for the period was primarily due to the overall decrease in United Dominion’s portfolio of assets that generated rental income of $618.6 million, representing a decrease of $8.0 million from 2000. In addition, United Dominion recognized lower gains on the sale of land and depreciable property during 2001 and incurred the write-off of unamortized original issuance costs associated with its 9.25% Series A Cumulative Redeemable Preferred Stock during the second quarter of 2001. This decrease was moderated, in part, by a decrease in rental expenses of $4.2 million to $246.2 million and lower interest costs of $144.4 million during 2001 compared to $156.0 million in 2000.

Apartment Community Operations

United Dominion’s net income is primarily generated from the operation of its apartment communities. The following table summarizes the operating performance of United Dominion’s total apartment portfolio for each of the periods presented (dollars in thousands):

	Year Ended December 31,			Year Ended December 31,
	2002	2001	% Change	2001	2000	% Change
Property rental income	$627,625	$617,690	1.6%	$617,690	$625,481	(1.2)%
Property operating expense*	(233,071)	(227,820)	2.3%	(227,820)	(230,489)	(1.2)%

Property operating income	$394,554	$389,870	1.2%	$389,870	$394,992	(1.3)%

Weighted average number of homes	76,567	76,487	0.1%	76,487	80,253	(4.7)%
Physical occupancy**	93.0%	93.9%	(0.9)%	93.9%	94.2%	(0.3)%

*	Excludes depreciation, amortization, and property management expenses.
**	Based upon weighted average homes.

The increase in property operating income provided by the same communities, development communities, and acquisition communities since December 31, 2001 is primarily due to the continued lease-up and stabilization of development communities.

2002-vs-2001

Same Communities

United Dominion’s same communities (those communities acquired, developed, and stabilized prior to January 1, 2001 and held on January 1, 2002, which consisted of 66,416 apartment homes at December 31, 2002) provided 87% of our property operating income for the year ended December 31, 2002.

In 2002, same community property operating income decreased 0.8% or $2.8 million compared to the prior year. The overall decrease in property operating income was primarily driven by a 17.1% or $5.6 million increase in vacancy loss and a 37.1% or $4.5 million increase in concessions. These decreases in income were partially offset by a 32.8% or $3.4 million increase in sub-meter, trash, and vacant utility reimbursements, a 0.3% or $1.7 million increase in rental rates and a 13.0% or $2.6 million increase in other income. Physical occupancy declined 0.8% to 93.3% in 2002 compared to 2001.

For 2002, property operating expenses at these same communities increased 0.9% or $1.7 million compared to 2001. This increase in property operating expenses was primarily driven by a 10.6% or $3.3 million increase in repairs and maintenance costs and a 3.4% or $1.6 million increase in real estate taxes, both of which were partially offset by a 5.1% or $1.7 million decrease in utilities expense, a 40.2% or $0.9 million decrease in incentive compensation expense, and a 9.5% or $1.0 million decrease in insurance costs.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property operating income divided by property rental income) decreased 0.4% to 63.3%.

Non-Mature Communities

The remaining 13% of United Dominion’s property operating income during 2002 was generated from its non-mature communities (those communities acquired or developed during 2001 and 2002, sold properties, and those properties classified as real estate held for disposition). The 16 communities with 4,989 apartment homes acquired by United Dominion during 2001 and 2002 provided $19.6 million of property operating income. In addition, United Dominion’s development communities, which included 1,238 apartment homes constructed since January 1, 2001, provided $6.7 million of property operating income during 2002. The 25 communities with 6,990 apartment homes sold during 2002 provided $18.1 million of property operating income, the two communities with 363 apartment homes classified as real estate held for disposition provided $1.9 million of property operating income, and other non-mature communities provided $4.6 million of property operating income for the year ended December 31, 2002.

2001-vs-2000

Same Communities

United Dominion’s same communities (those communities acquired, developed, or stabilized prior to January 1, 2000 and held on January 1, 2001, which consisted of 72,997 apartment homes at December 31, 2001) provided 95% of United Dominion’s property operating income for the year ended December 31, 2001.

In 2001, property operating income for the same communities increased 2.3% or $8.5 million compared to 2000. The growth in property operating income resulted from a $17.8 million or 3.1% increase in property rental income over the same period in the prior year. The increase was driven by a $22.9 million or 3.9% increase in rental rates. The increased rental rates were partially offset by higher concessions and an increase in bad debt expense. Physical occupancy decreased 0.2% to 94.0% in 2001 compared to 2000.

For 2001, property operating expenses at these same communities increased $9.3 million or 4.5% compared to 2000. The increase in property operating expenses resulted primarily from a $3.6 million or 11.1% increase in utility costs experienced by United Dominion as a result of the increase in prices for natural gas and overall increases in electricity costs. In addition, United Dominion experienced a $2.4 million or 7.3% increase in repairs and maintenance, a $1.6 million or 3.1% increase in taxes, and a $1.2 million or 2.1% increase in personnel costs compared to 2000.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property operating income divided by property rental income) decreased 0.5% to 63.2%.

Non-Mature Communities

The remaining 5% of United Dominion’s property operating income during 2001 was generated from its non-mature communities (those communities acquired or developed during 2000 and 2001 and sold properties). The six communities with 1,571 apartment homes acquired by United Dominion during 2000 and 2001 provided an additional $3.8 million of property operating income during 2001. In addition, United Dominion’s development communities, which included 2,022 apartment homes constructed since January 1, 2000, provided an additional $9.5 million of property operating income for the year ended December 31, 2001, and the nine communities with 1,889 apartment homes sold in 2001 provided $2.5 million of property operating income during 2001.

Real Estate Depreciation

During the year ended December 31, 2002, real estate depreciation on both continuing and discontinued operations increased $7.3 million or 4.8% compared to 2001. The increase in depreciation expense was attributable to the overall increase in the weighted average number of apartment homes as well as the impact of completed development communities, acquisitions, and capital expenditures.

During the year ended December 31, 2001, real estate depreciation on both continuing and discontinued operations decreased $1.1 million or 0.8% compared to 2000. The decrease in depreciation expense was attributable to the overall decrease in the weighted average number of apartment homes partially offset by the impact of completed development communities, acquisitions, and capital expenditures.

Interest Expense

For the year ended December 31, 2002, interest expense on both continuing and discontinued operations decreased $11.4 million or 7.9% from 2001 primarily due to debt refinancings and decreasing interest rates that were partially offset by the overall increase in the weighted average level of debt outstanding. For the year ended December 31, 2002, the weighted average amount of debt outstanding increased 2.0% or $40.4 million from 2001 levels and the weighted average interest rate decreased from 7.1% to 6.1% for 2002. The weighted average amount of debt employed during 2002 is higher than 2001 as we borrowed additional funds to acquire apartment communities. The decrease in the average interest rate during 2002 reflects the ability of United Dominion to take advantage of declining interest rates through refinancing and the utilization of variable rate debt.

For the year ended December 31, 2001, interest expense decreased $11.7 million from the corresponding amount in 2000 primarily due to decreasing interest rates and, to a lesser extent, the overall decrease in the level of debt outstanding. For the year ended December 31, 2001, the weighted average amount of debt outstanding decreased 2.9% or $60.2 million from 2000 levels and the weighted average interest rate decreased from 7.6% in 2000 to 7.1% in 2001. The weighted average amount of debt employed during 2001 is lower as a portion of disposition proceeds was used to repay outstanding debt. The decrease in the average interest rate during 2001 reflects the ability of United Dominion to take advantage of declining interest rates through refinancing and the utilization of variable rate debt.

Restructuring Charge

In 2001, management undertook a comprehensive review of the organizational structure of United Dominion and its operations subsequent to the appointment of a new senior management team and CEO. As a result, we recorded $4.5 million of expense related to the termination of approximately 10% of United Dominion’s workforce in operations and at the corporate headquarters. In addition, United Dominion recognized expense in the aggregate of $0.9 million related to relocation costs associated with the new executive offices in Colorado and other miscellaneous costs.

Impairment Loss on Real Estate and Investments

In 2002, United Dominion pursued its strategy of exiting markets where long-term growth prospects are limited and the redeployment of capital would enhance future growth rates and economies of scale. During 2002, United Dominion sold 25 apartment communities with a total of 6,990 apartment homes, one commercial property, and one parcel of land with an aggregate net book value of approximately $285 million. Although these sales resulted in an aggregate net gain of $31.5 million, certain of these assets were sold at net selling prices below their net book values. As a result, United Dominion recorded an aggregate $2.3 million impairment loss during 2002 for the write down of a portfolio of apartment communities in Memphis, Tennessee.

In 2001, in connection with the evaluation of United Dominion’s real estate assets and operations, senior management determined that it was in our best interest to dispose of a majority of United Dominion’s undeveloped tracts of land at an accelerated pace and redeploy the proceeds elsewhere. This represented a change from prior management in the holding period of these assets and their respective values. Prior management had purchased these tracts of land in 1999 and 2000 with the intent to build apartment communities on them. To accelerate the disposition of these undeveloped land sites, we recorded an aggregate $2.8 million impairment loss during the first quarter of 2001 for the write down of seven undeveloped sites in selected markets. The $2.8 million charge represented the discount necessary to dispose of these assets in a short time frame coupled with decreases in market value in 2001 for these properties. In addition, United Dominion recognized a $0.4 million charge for the write down of its investment in an online apartment leasing company.

During the fourth quarter of 2001, Realeum, Inc., a property management software venture in which United Dominion made significant investments prior to 2001, successfully completed an equity offering in which it raised approximately $15 million of new capital in exchange for a 45.6% ownership stake. As a result of the equity offering, the market value of United Dominion’s ownership stake was established at approximately $1.3 million, and its $3.5 million aggregate investment was adjusted to $1.3 million.

General and Administrative

For the year ended December 31, 2002, general and administrative expenses decreased $2.4 million or 11.0% compared to 2001. The decrease was primarily due to reduced personnel costs and state and local taxes that were partially offset by increased third-party consulting expenses.

For the year ended December 31, 2001, general and administrative expenses increased $6.0 million or 38.2% compared to 2000. The increase was primarily due to an increase in costs related to incentive compensation, employee benefits, and state and local taxes.

Gains on Sales of Land and Depreciable Property

For the years ended December 31, 2002 and 2001, United Dominion recognized gains for financial reporting purposes of $32.7 million and $24.7 million, respectively. Changes in the level of gains recognized from period to period reflect the changing level of United Dominion’s divestiture activity from period to period, as well as the extent of gains related to specific properties sold.

Inflation

United Dominion believes that the direct effects of inflation on our operations have been immaterial. Substantially all of United Dominion’s leases are for a term of one year or less which generally minimizes our risk from the adverse effects of inflation.

Factors Affecting Our Business Prospects

There are may factors that affect our business and the results of our operations, some of which are beyond our control. These factors include:

•	Unfavorable changes in apartment market and economic conditions that could adversely affect occupancy levels and rental rates.

•	The failure of acquisitions to achieve anticipated results.

•	Possible difficulty in selling apartment communities.

•	Competitive factors that may limit our ability to lease apartment homes or increase or maintain rents.

•	Insufficient cash flow that could affect our debt financing and create refinancing risk.

•	Failure to generate sufficient revenue, which could impair our debt service payments and distributions to shareholders.

•	Development and construction risks that may impact our profitability.

•	Our failure to succeed in new markets.

•	Changing interest rates, which could increase interest costs and affect the market price of our securities.

•	Potential liability for environmental contamination, which could result in substantial costs.

•	The imposition of federal taxes if we fail to qualify as a REIT in any taxable year.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is included in and incorporated by reference from Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related financial information required to be filed are attached to this Report. Reference is made to page 40 of this Report for the Index to Consolidated Financial Statements and Schedule.

Item 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the information set forth under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our Annual Meeting of Shareholders to be held on May 6, 2003.

Information required by this item regarding our executive officers is included in Part I of this Report in the section entitled “Business-Executive Officers of the Company.”

Item 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth under the heading “Compensation of Executive Officers” in our definitive proxy statement for our Annual Meeting of Shareholders to be held on May 6, 2003.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for our Annual Meeting of Shareholders to be held on May 6, 2003.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information set forth under the heading “Certain Business Relationships” in our definitive proxy statement for our Annual Meeting of Shareholders to be held on May 6, 2003.

Item 14.    CONTROLS AND PROCEDURES

Within the 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date of this evaluation.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this Report:

1. Financial Statements.    See Index to Consolidated Financial Statements and Schedule on page 40 of this Report.

2. Financial Statement Schedule.    See Index to Consolidated Financial Statements and Schedule on page 40 of this Report. All other schedules are omitted because they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.

3. Exhibits.    The exhibits filed with this Report are set forth in the Exhibit Index.

(b)    Reports on Form 8-K.

We filed the following Current Report on Form 8-K during the quarter ended December 31, 2002:

•	Current Report on Form 8-K dated November 27, 2002, filed with the Securities and Exchange Commission on December 3, 2002, under Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED DOMINION REALTY TRUST, INC.

By:	/s/ Thomas W. Toomey
Thomas W. Toomey Chief Executive Officer and President

Date: March 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 26, 2003 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas W. Toomey Thomas W. Toomey	Chief Executive Officer, President, and Director

/s/ Christopher D. Genry Christopher D. Genry	Executive Vice President and Chief Financial Officer

/s/ Scott A. Shanaberger Scott A. Shanaberger	Senior Vice President and Chief Accounting Officer

/s/ Robert C. Larson Robert C. Larson	Chairman of the Board

/s/ James D. Klingbeil James D. Klingbeil	Vice Chairman of the Board

/s/ John P. McCann John P. McCann	Chairman Emeritus

/s/ R. Toms Dalton, Jr. R. Toms Dalton, Jr.	Director

/s/ Robert P. Freeman Robert P. Freeman	Director

/s/ Jon A. Grove Jon A. Grove	Director

/s/ Lynne B. Sagalyn Lynne B. Sagalyn	Director

/s/ Mark J. Sandler Mark J. Sandler	Director

/s/ Robert W. Scharar Robert W. Scharar	Director

CERTIFICATIONS

I, Thomas W. Toomey, Chief Executive Officer and President of United Dominion Realty Trust, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of United Dominion Realty Trust, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003

/s/ THOMAS W. TOOMEY
Thomas W. Toomey
Chief Executive Officer and President

CERTIFICATIONS

I, Christopher D. Genry, Executive Vice President and Chief Financial Officer of United Dominion Realty Trust, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of United Dominion Realty Trust, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003

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

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders

United Dominion Realty Trust, Inc.

We have audited the accompanying consolidated balance sheets of United Dominion Realty Trust, Inc. (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Dominion Realty Trust, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As discussed in Note 1 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative financial instruments.

ERNST & YOUNG LLP

Richmond, Virginia

January 27, 2003,

except for Note 14, as to which the date is

February 27, 2003

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	December 31,
	2002	2001
ASSETS
Real estate owned (Note 2):
Real estate held for investment	$3,908,746	$3,858,579
Less: accumulated depreciation	(742,876)	(646,366)

	3,165,870	3,212,213
Real estate under development	30,624	40,240
Real estate held for disposition (net of accumulated depreciation of $5,857 and $0) (Note 3)	22,256	8,848

Total real estate owned, net of accumulated depreciation	3,218,750	3,261,301
Cash and cash equivalents	3,152	4,641
Restricted cash	11,773	26,830
Deferred financing costs, net	17,548	15,802
Investment in unconsolidated development joint venture (Note 4)	—	3,355
Other assets	24,913	36,162

Total assets	$3,276,136	$3,348,091

LIABILITIES AND SHAREHOLDERS’ EQUITY

Secured debt (Note 5)	$1,015,740	$974,177
Unsecured debt (Note 6)	1,041,900	1,090,020
Real estate taxes payable	29,743	28,099
Accrued interest payable	11,908	16,779
Security deposits and prepaid rent	21,379	20,481
Distributions payable	35,141	33,457
Accounts payable, accrued expenses, and other liabilities	49,634	66,688
Real estate held for disposition liabilities	204	—

Total liabilities	2,205,649	2,229,701

Minority interests	69,216	75,665

Shareholders’ equity (Note 7):
Preferred stock, no par value; $25 liquidation preference, 25,000,000 shares authorized;
5,416,009 shares 8.60% Series B Cumulative Redeemable issued and outstanding (5,416,009 in 2001)	135,400	135,400
8,000,000 shares 7.50% Series D Cumulative Convertible Redeemable issued and outstanding (8,000,000 in 2001)	175,000	175,000
Common stock, $1 par value; 150,000,000 shares authorized 106,605,259 shares issued and outstanding (103,133,279 in 2001)	106,605	103,133
Additional paid-in capital	1,140,786	1,098,029
Distributions in excess of net income	(541,428)	(448,345)
Deferred compensation—unearned restricted stock awards	(2,504)	(1,312)
Notes receivable from officer-shareholders	(2,630)	(4,309)
Accumulated other comprehensive loss, net (Note 8)	(9,958)	(14,871)

Total shareholders’ equity	1,001,271	1,042,725

Total liabilities and shareholders’ equity	$3,276,136	$3,348,091

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2002	2001	2000
Revenues
Rental income	$594,314	$565,322	$575,657
Non-property income	1,806	4,593	5,326

Total revenues	596,120	569,915	580,983

Expenses
Rental expenses:
Real estate taxes and insurance	64,495	60,054	62,706
Personnel	60,580	57,443	60,020
Utilities	34,529	34,905	33,765
Repairs and maintenance	37,909	33,517	33,115
Administrative and marketing	21,876	20,583	21,358
Property management	17,240	17,107	18,392
Other operating expenses	1,203	1,391	1,421
Real estate depreciation	152,169	137,597	141,797
Interest	130,956	139,695	151,711
Severance costs and other organizational charges	—	5,404	1,020
Litigation settlement charges	—	—	2,700
Impairment loss on real estate and investments	—	4,661	—
General and administrative	19,343	21,730	15,724
Other depreciation and amortization	4,096	3,333	4,239

Total expenses	544,396	537,420	547,968

Income before gains on sales of investments, minority interests, discontinued operations, and extraordinary items	51,724	32,495	33,015
Gains on sales of land and depreciable property	1,248	24,748	31,450

Income before minority interests, discontinued operations, and extraordinary items	52,972	57,243	64,465
Minority interests of outside partnerships	(1,414)	(2,225)	(1,501)
Minority interests of unitholders in operating partnerships	(1,500)	(1,374)	(1,766)

Income before discontinued operations and extraordinary items	50,058	53,644	61,198
Income from discontinued operations, net of minority interests (Note 3)	36,937	11,424	14,642

Income before extraordinary items	86,995	65,068	75,840
Extraordinary items—early extinguishment of debt, net of minority interests	(33,766)	(3,240)	775

Net income	53,229	61,828	76,615
Distributions to preferred shareholders—Series A and B	(11,645)	(15,762)	(21,591)
Distributions to preferred shareholders—Series D (Convertible)	(15,779)	(15,428)	(15,300)
(Premium)/discount on preferred share repurchases	—	(3,496)	2,929

Net income available to common shareholders	$25,805	$27,142	$42,653

Earnings/(loss) per common share—basic and diluted:
Income before discontinued operations and extraordinary items, net of minority interests	$0.21	$0.19	$0.26
Income from discontinued operations, net of minority interests	$0.35	$0.11	$0.14
Extraordinary items, net of minority interests	$(0.32)	$(0.03)	$0.01

Net income available to common shareholders	$0.24	$0.27	$0.41

Common distributions declared per share	$1.11	$1.08	$1.07

Weighted average number of common shares outstanding—basic	106,078	100,339	103,072
Weighted average number of common shares outstanding—diluted	106,952	101,037	103,208

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2002	2001	2000
Operating Activities
Net income	$53,229	$61,828	$76,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	163,328	155,327	157,361
Impairment loss on real estate and investments	—	5,436	—
Gains on sales of land and depreciable property	(32,698)	(24,748)	(31,450)
Minority interests	3,122	4,192	4,386
Extraordinary items-early extinguishment of debt	36,965	3,471	(831)
Amortization of deferred financing costs and other	5,256	965	2,551
Changes in operating assets and liabilities:
Decrease in operating liabilities	(15,265)	(3,188)	(2,333)
Decrease in operating assets	12,763	21,128	17,861

Net cash provided by operating activities	226,700	224,411	224,160

Investing Activities
Proceeds from sales of real estate investments, net	284,834	109,713	160,257
Proceeds received for excess expenditures over investment contribution in development joint venture	—	—	30,176
Acquisition of real estate assets, net of liabilities assumed	(282,600)	(74,372)	(4,635)
Development of real estate assets	(22,763)	(53,607)	(84,431)
Capital expenditures and other major improvements—real estate assets, net of escrow reimbursement	(42,827)	(53,096)	(41,496)
Capital expenditures-non-real estate assets	(1,706)	(1,442)	(1,166)
Other investing activities	—	8,749	—

Net cash (used in)/provided by investing activities	(65,062)	(64,055)	58,705

Financing Activities
Proceeds from the issuance of secured debt	324,282	225,171	67,285
Scheduled principal payments on secured debt	(11,176)	(55,130)	(62,575)
Non-scheduled principal payments and prepayment penalties on secured debt	(294,662)	(52,182)	(100,793)
Proceeds from the issuance of unsecured debt	198,476	—	248,035
Payments and prepayment premiums on unsecured debt	(210,413)	(21,307)	(214,984)
Net repayment of revolving bank debt	(54,400)	(14,200)	(33,200)
Payment of financing costs	(5,510)	(4,807)	(5,648)
Proceeds from the issuance of common stock	60,252	66,319	7,660
Proceeds from the issuance of performance shares	—	1,236	—
Distributions paid to minority interests	(8,926)	(12,868)	(10,272)
Cash paid to buy out minority interests	—	(4,267)	(341)
Distributions paid to preferred shareholders	(27,424)	(34,308)	(36,909)
Distributions paid to common shareholders	(117,116)	(108,511)	(110,098)
Repurchases of common and preferred stock	(16,510)	(151,166)	(28,398)

Net cash used in financing activities	(163,127)	(166,020)	(280,238)

Net (decrease)/increase in cash and cash equivalents	(1,489)	(5,664)	2,627
Cash and cash equivalents, beginning of year	4,641	10,305	7,678

Cash and cash equivalents, end of year	$3,152	$4,641	$10,305

Supplemental Information:
Interest paid during the period	$135,223	$148,863	$152,434
Issuance of restricted stock awards	2,904	1,363	830
Non-cash transactions:
Secured debt assumed with the acquisition of properties	41,636	18,230	10,130
Reduction in secured debt from the disposition of properties	35,885	28,315	45,088
Conversion of operating partnership minority interests to common stock (92,159 shares in 2002, 74,271 shares in 2001, and 19,156 shares in 2000)	1,252	643	247

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except for share data)

	Preferred Stock		Common Stock		Paid-in Capital	Distributions in Excess of Net Income	Deferred Compensation - Unearned Restricted Stock Awards	Notes Receivable from Officer -Shareholders	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 1999	18,114,860	$427,872	102,740,777	$102,741	$1,083,687	$(296,030)	$(305)	$(7,753)	$—	$1,310,212
Comprehensive Income
Net income						76,615				76,615

Comprehensive income						76,615				76,615

Issuance of common shares to employees, officers, and director-shareholders			5,000	5	158					163
Issuance of common shares through dividend reinvestment and stock purchase plan			767,513	767	6,538					7,305
Purchase of common and preferred stock	(706,631)	(17,666)	(1,398,866)	(1,399)	(9,333)					(28,398)
Issuance of restricted stock awards			85,670	86	744		(830)			—
Adjustment for cash purchase and conversion of minority interests of unitholders in operating partnerships			19,156	19	(407)					(388)
Principal repayments on notes receivable from officer-shareholders								192		192
Common stock distributions declared ($1.07 per share)						(110,225)				(110,225)
Preferred stock distributions declared—Series A ($2.31 per share)						(9,473)				(9,473)
Preferred stock distributions declared—Series B ($2.15 per share)						(12,118)				(12,118)
Preferred stock distributions declared—Series D ($1.91 per share)						(15,300)				(15,300)
Amortization of deferred compensation							307			307

Balance, December 31, 2000	17,408,229	$410,206	102,219,250	$102,219	$1,081,387	$(366,531)	$(828)	$(7,561)	$—	$1,218,892

Comprehensive Income
Net income						61,828				61,828
Other comprehensive income:
Cumulative effect of a change in accounting principle									(3,848)	(3,848)
Unrealized loss on derivative financial instruments									(11,023)	(11,023)

Comprehensive income						61,828			(14,871)	46,957

Issuance of common shares to employees, officers, and director-shareholders			257,158	258	2,318					2,576
Issuance of common shares through dividend reinvestment and stock purchase plan			332,243	332	4,054					4,386
Issuance of common shares through public offering			4,100,000	4,100	52,316					56,416
Purchase of common and preferred stock	(91,900)	(2,298)	(3,962,076)	(3,962)	(47,362)					(53,622)
Redemption of Series A preferred stock	(3,900,320)	(97,508)			3,496	(3,496)				(97,508)
Issuance of restricted stock awards			112,443	112	1,251		(1,363)			—
Adjustment for cash purchase and conversion of minority interests of unitholders in operating partnerships			74,271	74	569					643
Principal repayments on notes receivable from officer-shareholders								3,252		3,252
Common stock distributions declared ($1.08 per share)						(108,956)				(108,956)
Preferred stock distributions declared—Series A ($1.05 per share)						(4,111)				(4,111)
Preferred stock distributions declared—Series B ($2.15 per share)						(11,651)				(11,651)
Preferred stock distributions declared—Series D ($1.93 per share)						(15,428)				(15,428)
Amortization of deferred compensation							879			879

Balance, December 31, 2001	13,416,009	$310,400	103,133,279	$103,133	$1,098,029	$(448,345)	$(1,312)	$(4,309)	$(14,871)	$1,042,725

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except for share data)

	Preferred Stock		Common Stock		Paid-in Capital	Distributions in Excess of Net Income	Deferred Compensation - Unearned Restricted Stock Awards	Notes Receivable from Officer -Shareholders	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Comprehensive Income
Net income						53,229				53,229
Other comprehensive income:
Unrealized gain on derivative financial instruments (Note 8)									4,913	4,913

Comprehensive income						53,229			4,913	58,142

Issuance of common shares to employees, officers, and director-shareholders			1,000,592	1,001	10,782					11,783
Issuance of common shares through dividend reinvestment and stock purchase plan			152,343	152	2,347					2,499
Issuance of common shares through public offering			3,166,800	3,167	41,139					44,306
Purchase of common stock			(1,145,412)	(1,146)	(15,369)					(16,515)
Issuance of restricted stock awards			205,498	205	2,699		(2,904)			—
Adjustment for cash purchase and conversion of minority interests of unitholders in operating partnerships			92,159	93	1,159					1,252
Principal repayments on notes receivable from officer-shareholders								1,679		1,679
Common stock distributions declared ($1.11 per share)						(118,888)				(118,888)
Preferred stock distributions declared—Series B ($2.15 per share)						(11,645)				(11,645)
Preferred stock distributions declared—Series D ($1.98 per share)						(15,779)				(15,779)
Amortization of deferred compensation							1,712			1,712

Balance, December 31, 2002	13,416,009	$310,400	106,605,259	$106,605	$1,140,786	$(541,428)	$(2,504)	$(2,630)	$(9,958)	$1,001,271

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and formation

United Dominion Realty Trust, Inc., a Virginia corporation, was formed in 1972. United Dominion operates within one defined business segment with activities related to the ownership, management, development, acquisition, renovation, and disposition of multifamily apartment communities nationwide. At December 31, 2002, United Dominion owned 260 communities with 74,480 completed apartment homes and had three communities with 616 apartment homes under development.

Basis of presentation

The accompanying consolidated financial statements include the accounts of United Dominion and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership”), and Heritage Communities, L.P. (the “Heritage OP”), (collectively, “United Dominion”). As of December 31, 2002, there were 100,984,826 units in the Operating Partnership outstanding, of which 94,616,256 units or 93.7% were owned by United Dominion and 6,368,570 units or 6.3% were owned by non-affiliated limited partners. As of December 31, 2002, there were 3,492,889 units in the Heritage OP outstanding, of which 3,115,471 units or 89.2% were owned by United Dominion and 377,418 units or 10.8% were owned by non-affiliated limited partners. The consolidated financial statements of United Dominion include the minority interests of the unitholders in the operating partnerships. All significant inter-company accounts and transactions have been eliminated in consolidation.

Income taxes

United Dominion is operated as, and elects to be taxed as, a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Generally, a REIT complies with the provisions of the Code if it meets certain requirements concerning its income and assets, as well as if it distributes at least 90% (95% prior to 2001) of its REIT taxable income to its shareholders and will not be subject to U.S. federal income taxes if it distributes at least 100% of its income. Accordingly, no provision has been made for federal income taxes. However, United Dominion is subject to certain state and local excise or franchise taxes, for which provision has been made.

The differences between net income available to common shareholders for financial reporting purposes and taxable income before dividend deductions relate primarily to temporary differences, principally real estate depreciation and the tax deferral of certain gains on property sales. The differences in depreciation result from differences in the book and tax basis of certain real estate assets and the differences in the methods of depreciation and lives of the real estate assets.

The following table reconciles United Dominion’s net income to REIT taxable income for the three years ended December 31, 2002 (dollars in thousands):

	2002	2001	2000
Net income	$53,229	$61,828	$76,615
Minority interest expense	(1,137)	(1,442)	(2,851)
Depreciation and amortization expense	49,513	45,327	62,828
(Loss)/gain on the disposition of properties	(186)	343	10,120
Revenue recognition timing differences	1,272	589	780
Impairment loss, not deductible for tax	—	2,788	—
Investment loss, not deductible for tax	—	2,648	—
Other expense timing differences	(3,914)	2,787	(2,414)

REIT taxable income before dividends	$98,777	$114,868	$145,078

Dividend deduction	$111,965	$140,146	$147,116

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

For income tax purposes, distributions paid to common shareholders consist of ordinary income, capital gains and return of capital, or a combination thereof. For the three years ended December 31, 2002, distributions declared per common share were taxable as follows:

	2002	2001	2000
Ordinary income	$0.55	$0.74	$0.81
Long-term capital gain	0.14	0.11	0.15
Unrecaptured section 1250 gain	0.11	0.07	0.11
Return of capital	0.31	0.16	—

	$1.11	$1.08	$1.07

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to amounts in prior years’ financial statements to conform with current year presentation.

Real estate

Real estate assets held for investment are carried at historical cost less accumulated depreciation and any recorded impairment losses.

Expenditures for ordinary repairs and maintenance costs are charged to expense as incurred. Expenditures for improvements, renovations, and replacements related to the acquisition and improvement of real estate assets are capitalized at cost and depreciated over their estimated useful lives if the value of the existing asset will be materially enhanced or the life of the related asset will be substantially extended beyond the original life expectancy.

United Dominion recognizes impairment losses on long-lived assets used in operations when there is an event or change in circumstance that indicates an impairment in the value of an asset and the undiscounted future cash flows are not sufficient to recover the asset’s carrying value. If such indicators of impairment are present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value.

For long-lived assets to be disposed of, impairment losses are recognized when the fair value of the asset less estimated cost to sell is less than the carrying value of the asset. Properties classified as real estate held for disposition generally represent properties that are under contract for sale. Real estate held for disposition is carried at the lower of cost, net of accumulated depreciation, or fair value, less the cost to dispose, determined on an asset by asset basis. Expenditures for ordinary repairs and maintenance costs on held for disposition properties are charged to expense as incurred. Expenditures for improvements, renovations, and replacements related to held for disposition properties are capitalized at cost. Depreciation is not recorded on real estate held for disposition.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which is 35 years for buildings, 10 to 35 years for major improvements, and 3 to 10 years for furniture, fixtures, equipment, and other assets.

All development projects and related carrying costs are capitalized and reported on the Consolidated Balance Sheet as “Real estate under development.” As each building in a project is completed and becomes available for lease-up, the total cost of the building is transferred to real estate held for investment and the assets are depreciated over their estimated useful lives. The cost of development projects includes interest, real estate taxes, insurance, and allocated development overhead during the construction period.

Interest, real estate taxes, and incremental labor and support costs for personnel working directly on the development site are capitalized as part of the real estate under development to the extent that such charges do not cause the carrying value of the asset to exceed its net realizable value. During 2002, 2001, and 2000, total interest capitalized was $0.9 million, $2.9 million, and $3.6 million, respectively.

Cash and cash equivalents

Cash and cash equivalents include all cash and liquid investments with maturities of three months or less when purchased.

Restricted cash

Restricted cash consists of escrow deposits held by lenders for real estate taxes, insurance and replacement reserves, and security deposits.

Deferred financing costs

Deferred financing costs include fees and other external costs incurred to obtain debt financings and are generally amortized on a straight-line basis, which approximates the effective interest method, over a period not to exceed the term of the related debt. Unamortized financing costs are written-off when debt is retired before its maturity date. During 2002, 2001, and 2000, amortization expense was $4.5 million, $3.6 million, and  $5.0 million, respectively.

Investments in unconsolidated development joint ventures

Investments in unconsolidated joint ventures are accounted for using the equity method when major business decisions require approval by the other partners and United Dominion does not have control of the assets. Investments are recorded at cost and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. United Dominion eliminates intercompany profits on sales of services that are provided to the venture. Differences between the carrying value of investments and the underlying equity in net assets of the investee are due to capitalized interest on the investment balance and capitalized development and leasing costs that are recovered by United Dominion through fees during construction (see Note 4—Investment in Unconsolidated Development Joint Venture).

Revenue recognition

United Dominion’s apartment homes are leased under operating leases with terms generally of one year or less. Rental income is recognized after it is earned and collectibility is reasonably assured.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

Advertising costs

All advertising costs are expensed as incurred and reported on the Consolidated Statements of Operations within the line item “Administrative and marketing.” During 2002, 2001, and 1999, total advertising expense was $11.0 million, $9.6 million, and $9.3 million, respectively.

Interest rate swap agreements

Statements of Financial Accounting Standards No. 133 and 138, “Accounting for Certain Derivative Instruments and Hedging Activities” became effective on January 1, 2001. The accounting standards require companies to carry all derivative instruments, including certain embedded derivatives, in the Consolidated Balance Sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based on the exposure being hedged, as either a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. At December 31, 2002 and 2001, all of United Dominion’s derivative financial instruments are interest rate swap agreements that are designated as cash flow hedges of debt with variable interest rate features and are qualifying hedges for financial reporting purposes. For derivative instruments that qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings during the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. The adoption of Statements 133 and 138 on January 1, 2001, resulted in a cumulative effect of an accounting change of a $3.8 million loss, all of which was recorded directly to other comprehensive income.

As part of United Dominion’s overall interest rate risk management strategy, we use derivative financial instruments as a means to artificially fix variable rate debt or to hedge anticipated financing transactions.  United Dominion’s derivative transactions used for interest rate risk management include various interest rate swaps with indices that relate to the pricing of specific financial instruments of United Dominion. Because of the close correlation between the hedging instrument and the underlying cash flow exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the cash flow of the underlying exposures. As a result, United Dominion believes that it has appropriately controlled the risk so that derivatives used for interest rate risk management will not have a material unintended effect on consolidated earnings. United Dominion does not enter into derivative financial instruments for trading purposes.

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

DECEMBER 31, 2002

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

Comprehensive income

Comprehensive income, which is defined as all changes in equity during each period except for those resulting from investments by or distributions to shareholders, is displayed in the accompanying Statements of Shareholders’ Equity. Other comprehensive income consists of gains or losses from derivative financial instruments.

Stock-based compensation

United Dominion has elected to follow the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for its employee stock options because the alternative fair value accounting provided for under Statement 123, “Accounting for Stock-Based Compensation,” requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of United Dominion’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized.

Minority interests in operating partnerships

Interests in operating partnerships held by limited partners are represented by operating partnership units (“OP Units”). The operating partnerships’ income is allocated to holders of OP Units based upon net income available to common shareholders and the weighted average number of OP Units outstanding to total common shares plus OP Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to minority interests in accordance with the terms of the individual partnership agreements. OP Units can be exchanged for cash or shares of United Dominion’s common stock on a one-for-one basis, at the option of United Dominion. OP Units, as a percentage of total OP Units and shares outstanding, was 6.2% at December 31, 2002 and 6.8% at December 31, 2001 and 2000.

Minority interests in other partnerships

United Dominion has limited partners in certain real estate partnerships acquired in certain merger transactions. Net income for these partnerships is allocated based on the percentage interest owned by these limited partners in each respective real estate partnership.

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

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

The following table sets forth the computation of basic and diluted earning per share (dollars in thousands, except per share amounts):

	2002	2001	2000
Numerator for basic and diluted earnings per share—net income available to common shareholders	$25,805	$27,142	$42,653
Denominator:
Denominator for basic earnings per share—weighted average common shares outstanding	106,078	100,339	103,072
Effect of dilutive securities:
Employee stock options and non-vested restricted stock awards	874	698	136

Denominator for dilutive earnings per share	106,952	101,037	103,208

Basic earnings per share	$0.24	$0.27	$0.41

Diluted earnings per share	$0.24	$0.27	$0.41

The effect of the conversion of the operating partnership units and convertible preferred stock is not dilutive and is therefore not included as a dilutive security in the earnings per share computation. The weighted average effect of the conversion of the operating partnership units for the years ended December 31, 2002, 2001, and 2000 was 6,999,384 shares, 7,281,835 shares, and 7,489,435 shares, respectively. The weighted average effect of the conversion of the convertible preferred stock for the years ended December 31, 2002, 2001, and 2000 was 12,307,692 shares.

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

In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This statement requires that a liability for the fair value of a guarantee be recognized at the time the obligation is undertaken. The statement also requires that the liability be measured over the term of the related guarantee. This statement is effective for all guarantees entered into subsequent to December 31, 2002. For all guarantees entered into prior to December 31, 2002, there is to be no change in accounting; however, disclosure of management’s estimate of its future obligation under the guarantee is to be made. As of December 31, 2002, management estimates that its likelihood of funding its guarantor obligations is remote and the impact to United Dominion would be immaterial.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities.” This statement refines the identification process of variable interest entities and how an entity assesses its interests in a variable interest entity to decide whether to consolidate that entity. United Dominion, from time to time, enters into partnership and joint venture arrangements, which may be required to be consolidated under this statement. United Dominion is currently assessing the impact that this statement will have on its consolidated financial statements.

2.    REAL ESTATE OWNED

United Dominion operates in 57 markets dispersed throughout 20 states. At December 31, 2002, our largest apartment market was Dallas, Texas, where we owned 6.6% of our apartment homes, based upon carrying value. Excluding Dallas, United Dominion did not own more than 5.9% of its apartment homes in any one market, based upon carrying value.

The following table summarizes real estate held for investment at December 31, (dollars in thousands):

	2002	2001
Land and land improvements	$718,109	$695,923
Buildings and improvements	2,980,689	2,945,741
Furniture, fixtures, and equipment	209,696	216,637
Construction in progress	252	278

Real estate held for investment	3,908,746	3,858,579
Accumulated depreciation	(742,876)	(646,366)

Real estate held for investment, net	$3,165,870	$3,212,213

The following is a reconciliation of the carrying amount of real estate held for investment at December 31, (dollars in thousands):

	2002	2001	2000
Balance at beginning of year	$3,858,579	$3,758,974	$3,577,848
Real estate acquired	323,989	91,093	14,898
Capital expenditures	51,066	58,402	46,299
Transfers from development	29,816	51,561	68,025
Transfers (to)/from held for disposition, net	(354,704)	(98,663)	58,068
Impairment loss on real estate	—	(2,788)	—
Disposal of fully depreciated assets	—	—	(6,164)

Balance at end of year	$3,908,746	$3,858,579	$3,758,974

The following is a reconciliation of accumulated depreciation for real estate held for investment at December 31, (dollars in thousands):

	2002	2001	2000
Balance at beginning of year	$646,366	$506,871	$373,164
Depreciation expense for the year*	160,332	153,113	154,419
Transfers to held for disposition, net	(63,822)	(13,618)	(14,548)
Disposal of fully depreciated assets	—	—	(6,164)

Balance at end of year	$742,876	$646,366	$506,871

*	Includes $1,176, $1,268, and $1,425 for 2002, 2001, and 2000, respectively, related to depreciation on non-real estate assets located at United Dominion’s apartment communities, classified as “Other depreciation and amortization” on the Consolidated Statements of Operations.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

The following is a summary of real estate held for investment by major geographic markets (in order of carrying value, excluding real estate held for disposition and real estate under development) at December 31, 2002 (dollars in thousands):

	Number of Apartment Communities	Initial Acquisition Cost	Carrying Value	Accumulated Depreciation	Encumbrances
Dallas, TX	15	$225,658	$262,197	$44,093	$50,188
Houston, TX	22	178,188	231,886	43,338	57,954
Phoenix, AZ	11	181,480	216,888	36,248	61,371
Orlando, FL	14	167,524	205,970	51,337	92,000
Raleigh, NC	11	179,935	203,887	42,345	58,593
Metropolitan DC	7	148,403	165,606	15,711	70,676
Arlington, TX	10	142,462	158,031	27,474	39,056
Tampa, FL	10	132,927	153,925	33,972	57,405
Columbus, OH	6	111,315	149,247	20,425	56,576
San Francisco, CA	4	136,504	141,245	14,625	21,112
Charlotte, NC	10	109,961	139,050	37,295	12,043
Southern California	5	107,816	130,459	11,270	11,484
Nashville, TN	8	83,987	120,572	25,088	—
Greensboro, NC	8	85,362	104,653	23,258	—
Monterey Peninsula, CA	9	95,091	98,264	11,478	2,581
Richmond, VA	8	74,856	97,759	35,060	66,657
Wilmington, NC	6	64,213	91,247	23,812	—
Baltimore, MD	7	80,141	89,345	18,775	28,410
Atlanta, GA	6	57,669	72,547	19,544	30,446
Columbia, SC	6	52,795	62,716	19,781	5,000
Jacksonville, FL	3	44,787	58,974	16,654	23,202
Norfolk, VA	6	42,741	54,727	20,186	7,359
Lansing, MI	4	50,237	50,185	6,117	31,570
Seattle, WA	3	31,953	34,291	5,006	25,830
Other Western	6	151,123	157,164	15,729	46,720
Other Pacific	8	122,608	124,176	14,036	55,177
Other Southwestern	8	102,997	110,066	16,669	9,765
Other Florida	8	77,476	107,797	22,579	—
Other Midwestern	10	88,281	95,627	12,704	26,320
Other North Carolina	8	61,677	75,865	25,722	11,550
Other Southeastern	4	56,716	69,273	15,050	35,021
Other Mid-Atlantic	5	37,618	42,835	10,703	12,542
Other Northeastern	2	14,732	18,253	5,113	5,167
Richmond Corporate		6,597	7,325	670	3,965
Commerical		6,624	6,694	1,009	—

	258	$3,312,454	$3,908,746	$742,876	$1,015,740

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

The following is a summary of real estate held for disposition by major category at December 31, 2002 (dollars in thousands):

	Number of Properties	Initial Acquisition Cost	Carrying Value	Accumulated Depreciation	Encumbrances
Apartments	2	$13,049	$17,943	$4,351	$—
Commercial	1	2,682	3,329	1,506	—
Land	2	7,897	6,841	—	—

		$23,628	$28,113	$5,857	$—

The following is a summary of real estate under development by major category at December 31, 2002 (dollars in thousands):

	Number of Properties	Initial Acquisition Cost	Carrying Value	Accumulated Depreciation	Encumbrances
Apartments	3	$21,269	$21,269	$—	$—
Land	7	9,355	9,355	—	—

		$30,624	$30,624	$—	$—

Total Real Estate Owned		$3,366,706	$3,967,483	$748,733	$1,015,740

United Dominion is pursuing its strategy of exiting markets where long-term growth prospects are limited and the redeployment of capital would enhance future growth rates and economies of scale. During the first quarter of 2002, United Dominion placed nine assets, with an aggregate net book value of $89.3 million, under contract for sale and reclassified them as real estate held for disposition. These sales closed in the second quarter of 2002 and resulted in our withdrawal from Naples, Florida; Tucson, Arizona; Las Vegas, Nevada; and substantially all of Memphis, Tennessee. Although these sales resulted in an aggregate net gain of $11.5 million, certain of these assets were sold at net selling prices below their net book values at March 31, 2002. As a result, United Dominion recorded an aggregate $2.3 million impairment loss during the first quarter for the write down of a portfolio of five apartment communities in Memphis, Tennessee.

During the first quarter of 2001, management performed an analysis of the carrying value of all undeveloped land parcels in connection with United Dominion’s plans to accelerate the disposition of these sites. As a result, an aggregate $2.8 million impairment loss was recognized on seven undeveloped sites in selected markets. An impairment loss was indicated as a result of the net book value of the assets being greater than the estimated fair market value less the cost of disposal.

During the second quarter of 2000, management transferred approximately $197 million of assets from real estate held for disposition to real estate held for investment and, as a result, approximately $10 million in depreciation expense was recognized on the communities transferred in order to reflect depreciation on these properties while they were classified in real estate held for disposition. Furthermore, approximately $5 million of additional depreciation expense was recognized on these assets during 2000 subsequent to their transfer to real estate held for investment. Depreciation expense in 2000 was further increased by the impact of over $150 million in development completions in late 1999 and 2000 and approximately $200 million in acquisitions and capital improvements in 1999 and 2000.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

3.    INCOME FROM DISCONTINUED OPERATIONS

United Dominion adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as of January 1, 2002. SFAS No. 144 requires, among other things, that the primary assets and liabilities and the results of operations of United Dominion’s real properties which have been sold during 2002, or are held for disposition at December 31, 2002, be classified as discontinued operations and segregated in United Dominion’s Consolidated Statements of Operations and Balance Sheets. Properties classified as real estate held for disposition generally represent properties that are under contract for sale and are expected to close within the next twelve months. United Dominion’s adoption of SFAS No. 144 resulted in the presentation of the net operating results of those properties sold or transferred to held for disposition from January 1, 2002 through December 31, 2002, as discontinued operations for all periods presented. The adoption of SFAS No. 144 did not have an impact on net income available to common shareholders. SFAS No. 144 only resulted in the reclassification of the operating results of the properties sold or transferred to held for disposition during 2002 within the Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000.

During 2002, United Dominion sold 25 communities with a total of 6,990 apartment homes, one parcel of land, and one commercial property with 143,000 square feet. At December 31, 2002, United Dominion had two communities with 363 apartment homes with a net book value of $13.6 million, two parcels of land with a net book value of $6.9 million, and one commercial property with a net book value of $1.8 million included in real estate held for disposition. The results of operations for these properties are classified on the Consolidated Statements of Operations in the line item entitled “Income from discontinued operations, net of minority interests.”

The following is a summary of income from discontinued operations for the years ended December 31, (dollars in thousands):

	2002	2001	2000
Rental income	$34,559	$54,217	$51,612

Rental expenses	14,312	22,028	20,248
Other expenses	9,051	19,166	15,659
Impairment loss on real estate	2,301	775	—

	25,664	41,969	35,907
Income before gains on sales of investments, minority interests, and extraordinary items	8,895	12,248	15,705
Gains on sales of depreciable property	31,450	—	—

Income before minority interests and extraordinary items	40,345	12,248	15,705
Minority interests on income from discontinued operations	(2,433)	(828)	(1,063)

Income before extraordinary items	37,912	11,420	14,642
Extraordinary items—early extinguishment of debt, net of minority interests	(975)	4	—

Income from discontinued operations, net of minority interests	$36,937	$11,424	$14,642

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

4.    INVESTMENT IN UNCONSOLIDATED DEVELOPMENT JOINT VENTURE

In June 2000, United Dominion completed the formation of a joint venture that would invest approximately $101 million to develop five apartment communities with a total of 1,438 apartment homes. United Dominion owned a 25% interest in the joint venture and served as the managing partner. Prior to establishing the joint venture, United Dominion commenced construction on all five of the projects. Upon closing of the venture in June 2000, United Dominion contributed the projects in return for its equity interest of approximately $8 million in the venture and was reimbursed for approximately $35 million of development outlays that were incurred prior to closing the joint venture. We recognized fee income for services provided by United Dominion to the joint venture, to the extent of the outside partner’s interest, of approximately $0.6 million, $2.6 million, and $3.0 million for the years ended December 31, 2002, 2001, and 2000, respectively. In December 2001, United Dominion purchased three of the five apartment communities with 794 apartment homes for a total aggregate cost of approximately $61 million. In June 2002, United Dominion purchased the remaining two apartment communities with 644 apartment homes for approximately $52 million. United Dominion’s interest in the gains on the sale of these properties by the joint venture to United Dominion was recorded as a reduction of its basis in the assets and; therefore, is not reflected in the Consolidated Statements of Operations.

The following is a summary of the operating results of the joint venture as of December 31, (dollars in thousands):

	2002	2001	2000
Rental income	$2,774	$9,841	$1,930

Expenses:
Depreciation and amortization	1,101	3,684	268
Mortgage interest	1,114	3,826	1,557
Operating and other expenses	1,958	4,260	549

Total expenses	4,173	11,770	2,374

Loss before gains on sales of investments	(1,399)	(1,929)	(444)
Gains on sales of depreciable property	7,588	913	—

Net income/(loss)	$6,189	$(1,016)	$(444)

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

5.    SECURED DEBT

Secured debt on continuing and discontinued operations, which encumbers $1.5 billion or 38.3% of United Dominion’s real estate owned ($2.4 billion or 61.7% of United Dominion’s real estate owned is unencumbered) consists of the following at December 31, 2002 (dollars in thousands):

	Principal Outstanding		Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
	2002	2001	2002	2002	2002
Fixed Rate Debt
Mortgage notes payable (a)	$187,927	$450,643	7.55%	6.6	13
Tax-exempt secured notes payable	61,278	65,806	6.68%	11.6	8
Fannie Mae credit facilities	288,875	—	6.40%	8.0	9
Fannie Mae credit facilities—swapped	17,000	17,000	6.74%	14.8	—

Total fixed rate secured debt	555,080	533,449	6.83%	8.2	30

Variable Rate Debt
Mortgage notes payable	11,752	15,082	4.72%	7.3	3
Tax-exempt secured notes payable	7,770	19,915	1.50%	25.2	1
Fannie Mae credit facilities	370,469	405,731	1.98%	14.1	51
Freddie Mac credit facility	70,669	—	1.79%	8.1	8

Total variable rate secured debt	460,660	440,728	2.01%	13.2	63

Total Secured Debt	$1,015,740	$974,177	4.65%	10.4	93

(a)	Includes fair value adjustments aggregating $2.2 million in 2002 and $7.9 million in 2001, recorded in connection with the assumption of debt associated with two acquisitions consummated in 1998.

Fixed Rate Debt

Mortgage notes payable.    Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from January 2004 through June 2034 and carry interest rates ranging from 6.66% to 8.50%.

Tax-exempt secured notes payable.    Fixed rate mortgage notes payable that secure tax-exempt housing bond issues mature at various dates through November 2025 and carry interest rates ranging from 6.09% to 7.90%. Interest on these notes is generally payable in semi-annual installments.

Secured credit facilities.    At December 31, 2002, United Dominion’s fixed rate secured credit facilities consisted of $305.9 million of the $676.3 million outstanding on an $860 million aggregate commitment under four revolving secured credit facilities with Fannie Mae. The Fannie Mae credit facilities are for an initial term of ten years, bear interest at floating and fixed rates, and can be extended for an additional five years at United Dominion’s discretion. In order to limit a portion of its interest rate exposure, United Dominion has two interest rate swap agreements associated with the Fannie Mae credit facilities. These agreements have an aggregate notional value of $17.0 million under which United Dominion pays a fixed rate of interest and receives a variable rate on the notional amount. The interest rate swap agreements effectively change United Dominion’s interest rate exposure on $17.0 million of secured debt from a variable rate to a weighted average fixed rate of 6.74%.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

Variable Rate Debt

Mortgage notes payable.    Variable rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from January 2005 through September 2027. At  December 31, 2002, these notes had interest rates ranging from 4.18% to 5.23%.

Tax-exempt secured notes payable.    Variable rate mortgage notes payable which secure tax-exempt housing bond issues mature in July 2028. At December 31, 2002, this note had an interest rate of 1.50%. Interest on this note is payable in semi-annual installments.

Secured credit facilities.    At December 31, 2002, United Dominion’s variable rate secured credit facilities consisted of $370.5 million outstanding on the Fannie Mae credit facilities and $70.7 million outstanding on the Freddie Mac credit facility. At December 31, 2002, the variable rate Fannie Mae credit facilities had a weighted average floating rate of interest of 1.98% and the Freddie Mac credit facility had a weighted average floating rate of interest of 1.79%.

The aggregate maturities of secured debt for the fifteen years subsequent to December 31, 2002 are as follows (dollars in thousands):

	Fixed			Variable
Year	Mortgage Notes	Tax-Exempt Notes	Credit Facilities	Mortgage Notes	Tax-Exempt Notes	Credit Facilities	Total
2003	$5,854	$13,213	—	$438	—	—	$19,505
2004	54,096	5,820	—	460	—	—	60,376
2005	18,720	873	—	4,998	—	—	24,591
2006	30,457	933	—	3,847	—	—	35,237
2007	6,797	630	—	148	—	—	7,575
2008	1,364	5,453	—	154	—	—	6,971
2009	23,754	579	—	161	—	—	24,494
2010	26,485	626	$138,875	169	—	—	166,155
2011	704	671	50,000	177	—	$70,669	122,221
2012	761	723	100,000	185	—	—	101,669
2013	823	3,847	—	194	—	—	4,864
2014	891	835	—	202	—	—	1,928
2015	963	13,350	—	212	—	52,956	67,481
2016	1,042	579	—	222	—	134,513	136,356
2017	1,127	626	—	185	—	—	1,938
Thereafter	14,089	12,520	17,000	—	$7,770	183,000	234,379

	$187,927	$61,278	$305,875	$11,752	$7,770	$441,138	$1,015,740

For the year ended December 31, 2002, United Dominion recognized $18.4 million ($0.17 per diluted share) of extraordinary losses as a result of prepayment penalties incurred from the refinancing of certain secured loans, using proceeds from the Fannie Mae and Freddie Mac credit facilities and the early payoff of loans on the sale of properties. For the year ended December 31, 2001, United Dominion recognized $3.2 million ($0.03 per diluted share) of extraordinary losses related to prepayment penalties for the early payoff of loans on the sale of properties. These prepayment penalties were funded by proceeds of the new credit facilities, proceeds from the related asset sales, and from the release of cash escrows retained by former lenders of $14.0 million and $10.3 million for the years ended December 31, 2002 and 2001, respectively.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

6.    UNSECURED DEBT

A summary of unsecured debt at December 31, 2002 and 2001 is as follows (dollars in thousands):

	2002	2001
Commercial Banks
Borrowings outstanding under an unsecured credit facility due August 2003 (a)	$175,800	$230,200
Borrowings outstanding under an unsecured term loan due May 2004—2005 (b)	100,000	100,000

Senior Unsecured Notes—Other
7.60% Medium-Term Notes due January 2002	—	46,750
7.65% Medium-Term Notes due January 2003 (c)	10,000	10,000
7.22% Medium-Term Notes due February 2003	11,815	11,815
8.63% Notes due March 2003	78,005	78,030
7.98% Notes due March 2002–2003 (d)	7,428	14,857
5.05% City of Portland, OR Bonds due October 2003	7,345	7,345
7.67% Medium-Term Notes due January 2004	46,585	53,510
7.73% Medium-Term Notes due April 2005	21,100	22,400
7.02% Medium-Term Notes due November 2005	49,760	49,760
7.95% Medium-Term Notes due July 2006	85,374	103,179
7.07% Medium-Term Notes due November 2006	25,000	25,000
7.25% Notes due January 2007	92,265	105,020
ABAG Tax-Exempt Bonds due August 2008	46,700	46,700
8.50% Monthly Income Notes due November 2008	29,081	57,400
6.50% Notes due June 2009 (e)	200,000	—
8.50% Debentures due September 2024 (f)	54,118	124,920
Other (g)	1,524	3,134

	766,100	759,820

Total Unsecured Debt	$1,041,900	$1,090,020

(a)	United Dominion has a $375 million three-year unsecured bank revolving credit facility that matures in August 2003. As of December 31, 2002, $175.8 million was outstanding under the bank credit facility leaving $199.2 million of unused capacity. Under the bank credit facility, United Dominion may borrow at a rate of LIBOR plus 1.1% and pays a facility fee, which is equal to 0.25% of the commitment. The bank credit facility is subject to customary financial covenants and limitations. As of December 31, 2002, management believes that United Dominion is in compliance with all covenants and limitations.

The following is a summary of short-term bank borrowings under United Dominion’s bank credit facility at December 31, (dollars in thousands):

	2002	2001	2000
Total revolving credit facilities at December 31	$375,000	$375,000	$375,000
Borrowings outstanding at December 31	175,800	230,200	244,400
Weighted average daily borrowings during the year	156,493	248,367	195,128
Maximum daily borrowings during the year	311,600	347,200	308,000
Weighted average interest rate during the year	2.9%	5.2%	7.3%
Weighted average interest rate at December 31	2.5%	3.2%	7.7%
Weighted average interest rate at December 31—after giving effect to swap agreements	5.6%	6.1%	7.5%

At December 31, 2002, United Dominion had five interest rate swap agreements associated with commercial bank borrowings with an aggregate notional value of $105 million under which United

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

Dominion paid a fixed rate of interest and received a variable rate of interest on the notional amounts. The interest rate swaps, which mature in August 2003 and July 2004, effectively change United Dominion’s interest rate exposure on the $105 million of borrowings from a variable rate to a weighted average fixed rate of approximately 7.47%. At December 31, 2002, 2001, and 2000, the weighted average interest rate of commercial borrowings, after giving effect to swap agreements, was 5.6%, 6.1%, and 7.5%, respectively.

(b)	As of December 31, 2002, United Dominion had five interest rate swap agreements associated with borrowings under the term loan with an aggregate notional value of $100 million under which United Dominion pays a fixed rate of interest and receives a variable rate of interest on the notional amounts. The interest rate swaps, which mature in May 2003 and May 2004, effectively change United Dominion’s interest rate exposure on these borrowings from a variable rate to a weighted average fixed rate of approximately 8.17%.
(c)	United Dominion has one interest rate swap agreement associated with these unsecured notes with an aggregate notional value of $10 million under which United Dominion pays a fixed rate of interest and receives a variable rate on the notional amount. The interest rate swap agreement, which matures in January 2003, effectively changes United Dominion’s interest rate exposure on the $10 million from a variable rate to a fixed rate of 7.65%.
(d)	Payable annually in three equal principal installments of $7.4 million.
(e)	In June 2002, United Dominion issued $200 million of 6.50% senior unsecured notes due in June 2009. The net proceeds of $198.5 million from the sale were used to reduce outstanding debt under United Dominion’s $375 million unsecured revolving credit facility.
(f)	Includes an investor put feature that grants a one-time option to redeem the debentures in September 2004.
(g)	Includes $1.5 million and $3.0 million at December 31, 2002 and 2001, respectively, of deferred gains from the termination of interest rate risk management agreements.

For the year ended December 31, 2002, United Dominion recognized $18.6 million ($0.17 per diluted share) of extraordinary losses as a result of premiums paid for the redemption of certain higher coupon notes and debentures and the write-off of deferred financing costs. For the year ended December 31, 2001, United Dominion recognized $0.3 million ($0.00 per diluted share) of extraordinary losses related to the write-off of deferred financing costs and the repurchase of certain notes.

7.    SHAREHOLDERS’ EQUITY

Preferred Stock

The Series B Cumulative Redeemable Preferred Stock (Series B) has no stated par value and a liquidation preference of $25 per share. With no voting rights and no stated maturity, Series B is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of United Dominion. The Series B is not redeemable prior to May 29, 2007. On or after this date, the Series B may be redeemed for cash at the option of United Dominion, in whole or in part, at a redemption price of $25 per share plus accrued and unpaid dividends. The redemption price is payable solely out of the sale proceeds of other capital stock of United Dominion. All dividends due and payable on the Series B have been accrued or paid as of the end of each fiscal year.

The Series D Convertible Redeemable Preferred Stock (Series D) has no stated par value and a liquidation preference of $25 per share. The Series D has no voting rights, no stated maturity, is not subject to any sinking fund or mandatory redemption, and is convertible into 1.5385 shares of common stock at the option of the holder of the Series D at any time at $16.25 per share. United Dominion has the right to cause the holder of the Series D

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

to convert the Series D to common shares at $16.25 based on twenty trading days at or above $17.06 for the life of the security. United Dominion has the right to purchase 2 million shares of the Series D in accordance with a predetermined schedule, provided that the volume weighted average price of our common shares is $16.25 for a twenty day trading period. The repurchase price payable will be computed in accordance with the table below, expressed as a percentage of the liquidation preference, determined by the period in which the Series D repurchase date occurs, together with all accrued and unpaid dividends to and including the repurchase date:

Series D Repurchase Date Occurs During Period			Repurchase Price
January 1, 2003	to	June 30, 2003	101.0%
July 1, 2003	to	December 6, 2003	100.5%

After December 7, 2003, United Dominion may, at its option, redeem at any time all or part of the Series D at a price per share of $25, payable in cash, plus all accrued and unpaid dividends, provided that the current market price of our common stock at least equals the conversion price, initially set at $16.25 per share. The redemption is payable solely out of the sale proceeds of other capital stock. In addition, United Dominion may not redeem, in any consecutive twelve-month period, a number of shares of Series D having an aggregate liquidation preference of more than $100 million.

On June 15, 2001, United Dominion completed the redemption of all of its outstanding 9.25% Series A Cumulative Redeemable Preferred Stock at $25 per share plus accrued dividends.

Officers’ Stock Purchase and Loan Plan

As of December 31, 2002, United Dominion has $2.6 million of notes receivable from certain officers and directors of United Dominion (original principal balances of $3.0 million), at an interest rate of 7.0% that mature between June 2004 and October 2005. The purpose of the loans was for the borrowers to purchase shares of United Dominion’s common stock pursuant to United Dominion’s 1991 Stock Purchase and Loan Plan. The loans are evidenced by promissory notes between the borrowers and United Dominion and are secured by a pledge of the shares of common stock (241,750 shares with a market value of $4.0 million at December 31, 2002). The notes require that dividends received on the shares be applied towards payment of the notes.

In addition, United Dominion entered into a Servicing and Purchase Agreement (the “Servicing Agreement”) with Sun Trust Bank (the “Bank”) whereby United Dominion has agreed to act as servicing agent for and to purchase certain loans made by the Bank to officers and directors of United Dominion (the “Borrowers”) to finance the purchase of shares of United Dominion’s common stock. The loans are evidenced by promissory notes (“Notes”) between each Borrower and the Bank. The Servicing Agreement provides that the Bank can require United Dominion to purchase the Notes upon an event of default by the Borrower or United Dominion under the Servicing Agreement and at certain other times during the term of the Servicing Agreement. The aggregate outstanding principal balance of the Notes as of December 31, 2002 was $11.1 million (original principal balance was $11.7 million), and all of the Notes mature during 2004. Because certain of the Borrowers elected floating rate loans and others elected fixed rate loans, the interest rates on these loans as of December 31, 2002 ranged from 3.63% to 7.68%. Each Borrower entered into a Participation Agreement with United Dominion that requires that all cash dividends received on the shares (1,037,998 shares at December 31, 2002 with a closing market value of $17.0 million) be applied towards payment of the Notes. Based upon the fact that 100% of all cash dividend payments are paid to amortize the Notes and that the Notes are recourse to the Borrowers, United Dominion believes that its exposure to liability under the Notes is remote.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

Dividend Reinvestment and Stock Purchase Plan

United Dominion’s Dividend Reinvestment and Stock Purchase Plan (the “Stock Purchase Plan”) allows common and preferred shareholders the opportunity to purchase, through the reinvestment of cash dividends, additional shares of United Dominion’s common stock. As of December 31, 2002, 9,590,060 shares of common stock had been issued under the Stock Purchase Plan. Shares in the amount of 4,409,940 were reserved for further issuance under the Stock Purchase Plan at December 31, 2002. During 2002, 152,343 shares were issued under the Stock Purchase Plan for a total consideration of approximately $2.5 million.

Restricted Stock Awards

United Dominion’s 1999 Long-Term Incentive Plan (“LTIP”) authorizes the granting of restricted stock awards to employees, officers, and directors of United Dominion. The total restricted stock awards under the LTIP may not exceed 15% of the total number of available shares, or 600,000. Deferred compensation expense is recorded over the vesting period and is based upon the value of the common stock on the date of issuance. As of December 31, 2002, 440,601 shares of restricted stock have been issued under the LTIP.

Shareholder Rights Plan

United Dominion’s 1998 Shareholder Rights Plan is intended to protect long-term interests of shareholders in the event of an unsolicited, coercive, or unfair attempt to take over the company. The plan authorized a dividend of one Preferred Share Purchase Right (the “Rights) on each share of common stock outstanding. Each Right, which is not currently exercisable, will entitle the holder to purchase 1/1,000 of a share of a new series of United Dominion’s preferred stock, to be designated as Series C Junior Participating Cumulative Preferred Stock, at a price to be determined upon the occurrence of the event, and for which the holder must be paid $45 should the take over occur. Under the Plan, the rights will be exercisable if a person or group acquires more than 15% of United Dominion’s common stock, or announces a tender offer that would result in the ownership of 15% of United Dominion’s common stock.

8.    FINANCIAL INSTRUMENTS

The following estimated fair values of financial instruments were determined by United Dominion using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts United Dominion would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts and estimated fair value of United Dominion’s financial instruments at December 31, 2002 and 2001, are summarized as follows (dollars in thousands):

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$1,015,740	$1,051,182	$974,177	$1,013,136
Unsecured debt	1,041,900	1,106,362	1,090,020	1,109,380
Interest rate swap agreements	(9,636)	(9,636)	(14,931)	(14,931)

The following methods and assumptions were used by United Dominion in estimating the fair values set forth above.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

Cash and cash equivalents

The carrying amount of cash and cash equivalents approximates fair value.

Secured and unsecured debt

Estimated fair value is based on mortgage rates, tax-exempt bond rates, and corporate unsecured debt rates believed to be available to United Dominion for the issuance of debt with similar terms and remaining lives. The carrying amount of United Dominion’s variable rate secured debt approximates fair value at December 31, 2002 and 2001. The carrying amounts of United Dominion’s borrowings under variable rate unsecured debt arrangements, short-term revolving credit agreements, and lines of credit approximate their fair values at December 31, 2002 and 2001.

Derivative financial instruments

The following table presents the fair values of United Dominion’s derivative financial instruments outstanding, based on external market quotations, as of December 31, 2002 (dollars in thousands):

Notional Amount	Fixed Rate	Type of Contract	Effective Date	Contract Maturity	Fair Value
Secured Debt:
FNMA
$7,000	6.48%	Swap	06/30/99	06/30/04	$(511)
10,000	6.92%	Swap	12/01/99	04/01/04	(664)

17,000	6.74%				(1,175)

Unsecured Debt:
Bank Credit Facility
5,000	8.85%	Swap	06/26/95	07/01/04	(377)
25,000	7.49%	Swap	11/01/00	08/01/03	(845)
25,000	7.49%	Swap	11/01/00	08/01/03	(845)
25,000	7.31%	Swap	12/01/00	08/01/03	(815)
25,000	7.31%	Swap	12/04/00	08/01/03	(815)

105,000	7.47%				(3,697)

Bank Term Loan
25,000	7.64%	Swap	11/15/00	05/15/03	(531)
20,000	7.64%	Swap	11/15/00	05/15/03	(425)
23,500	8.82%	Swap	11/15/00	05/15/04	(1,696)
23,000	8.82%	Swap	11/15/00	05/15/04	(1,660)
8,500	7.41%	Swap	12/04/00	05/15/03	(172)

100,000	8.17%				(4,484)

Medium-Term Notes
10,000	7.65%	Swap	01/26/99	01/27/03	(280)

$232,000					$(9,636)

For the year ended December 31, 2002, United Dominion recognized $4.9 million of net unrealized gains in comprehensive income and a $0.05 million gain in net income related to the ineffective portion of United

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

Dominion’s hedging instruments. In addition, United Dominion has recognized $9.6 million of derivative financial instrument liabilities on the Consolidated Balance Sheet.

As of December 31, 2002, United Dominion expects to reclassify $7.7 million of net losses on derivative instruments from accumulated other comprehensive loss to earnings (interest expense which, combined with the interest paid on the underlying debt, results in interest expense at the fixed rates shown above) during the next twelve months on the related hedged transactions.

Risk of counterparty non-performance

United Dominion has not obtained collateral or other security to support financial instruments. In the event of non-performance by the counterparty, United Dominion’s credit loss on its derivative instruments is limited to the value of the derivative instruments that are favorable to United Dominion at December 31, 2002, of which we have none. However, such non-performance is not anticipated as the counterparties are highly rated credit quality U.S. financial institutions and management believes that the likelihood of realizing material losses from counterparty non-performance is remote.

9.    EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The United Dominion Realty Trust, Inc. Profit Sharing Plan (the “Plan”) is a defined contribution plan covering all eligible full-time employees. Under the Plan, United Dominion makes discretionary profit sharing and matching contributions to the Plan as determined by the Compensation Committee of the Board of Directors. Aggregate provisions for contributions, both matching and discretionary, which are included in United Dominion’s Consolidated Statements of Operations for the three years ended December 31, 2002, 2001, and 2000 were $0.9 million, $0.7 million, and $1.3 million, respectively.

Stock Option Plan

In May 2001, the shareholders of United Dominion approved the 1999 Long-Term Incentive Plan (the “LTIP”), which supersedes the 1985 Stock Option Plan. With the approval of the LTIP, no additional grants will be made under the 1985 Stock Option Plan. The LTIP authorizes the granting of awards which may take the form of options to purchase shares of common stock, stock appreciation rights, restricted stock, dividend equivalents, other stock-based awards, any other right or interest relating to common stock or cash. The Board of Directors reserved 4 million shares for issuance upon the grant or exercise of awards under the LTIP. Of the 4 million shares reserved, 3.4 million shares are for stock-based awards, such as stock options, with the remaining 600,000 shares reserved for restricted stock awards. The LTIP generally provides, among other things, that options are granted at exercise prices not lower than the market value of the shares on the date of grant and that options granted must be exercised within ten years. The maximum number of shares of stock that may be issued subject to incentive stock options is 10 million shares. Shares under options that expire or are cancelable are available for subsequent grant.

Pro forma information regarding net income and earnings per share is required by Statement 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and has been determined as if United Dominion had accounted for its employee stock options under the fair value method of accounting as defined in SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001, and 2000:

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

	2002	2001	2000
Risk free interest rate	4.1%	3.2%	5.2%
Dividend yield	7.7%	9.1%	7.2%
Volatility factor	0.177	0.171	0.164
Weighted average expected life (years)	4	3	7

The weighted average fair value of options granted during 2002, 2001, and 2000 was $0.84, $0.46, and $0.65 per option, respectively.

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. United Dominion’s pro forma information is as follows (dollars in thousands, except per share amounts):

	2002	2001	2000
Net income available to common shareholders, as reported	$25,805	$27,142	$42,653
Deduct:
Total stock option compensation expense determined under the fair value method for all awards, net of related tax effects	380	449	948

Pro forma net income	$25,425	$26,693	$41,705

Earnings per common share—basic
As reported	$0.24	$0.27	$0.41
Pro forma	0.24	0.27	0.40
Earnings per common share—diluted
As reported	$0.24	$0.27	$0.41
Pro forma	0.24	0.26	0.40

A summary of United Dominion’s stock option activity during the three years ended December 31, 2002 is provided in the following table:

	Number Outstanding	Weighted Average Exercise Price	Range of Exercise Prices
Balance, December 31, 1999	4,215,592	$12.09	$9.19 - $15.38
Granted	653,300	9.91	9.88 - 10.75
Exercised	(11,584)	9.19	9.19
Forfeited	(364,363)	12.95	9.63 - 15.25

Balance, December 31, 2000	4,492,945	$11.71	$9.19 - $15.38
Granted	1,289,484	11.96	10.81 - 14.20
Exercised	(356,408)	11.02	9.19 - 14.25
Forfeited	(813,649)	11.52	9.63 - 15.38

Balance, December 31, 2001	4,612,372	$11.90	$9.63 - $15.38
Granted	129,150	14.26	14.15 - 14.88
Exercised	(1,000,592)	11.68	9.63 - 15.38
Forfeited	(87,999)	11.04	9.63 - 15.25

Balance, December 31, 2002	3,652,931	$12.01	9.63 - 15.38

Exercisable at December 31,
2000	2,692,997	12.35	9.19 - 15.38
2001	1,968,265	12.38	9.63 - 15.38
2002	2,793,811	11.97	9.63 - 15.38

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

The weighted average remaining contractual life on all options outstanding is 6.2 years. 1,141,644 of share options had exercise prices between $13.13 and $15.38, 1,086,000 of share options had exercise prices between $11.15 and $12.40, and 1,425,287 of share options had exercise prices between $9.63 and $10.88.

At December 31, 2002 and 2001, stock-based awards for 3,149,350 and 3,278,500 shares of common stock, respectively, were available for future grants under the 1999 LTIP’s existing authorization and no option shares were available for future grants under the 1985 Stock Option Plan.

10. RESTRUCTURING	CHARGES

During the first quarter of 2001, United Dominion announced the appointment of a new chief executive officer and senior management structure. The new management team began a comprehensive review of the organizational structure of United Dominion and its operations. As a result of this review, United Dominion recorded a charge of $5.4 million related to workforce reductions and other miscellaneous costs. These charges are included in the Consolidated Statements of Operations within the line item “Severance costs and other organizational charges.” All charges came under consideration subsequent to the appointment of United Dominion’s new CEO in February 2001 and were approved by management and the Board of Directors in March 2001. All of the $5.4 million charge was paid during 2001.

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

In addition, management performed an analysis of the carrying value of all undeveloped land parcels in connection with United Dominion’s plans to accelerate the disposition of these sites. As a result, an aggregate $2.8 million impairment loss was recognized on seven undeveloped sites in selected markets. An impairment loss was indicated as a result of the net book value of the assets being greater than the estimated fair market value less the cost of disposal. United Dominion also recognized a $0.4 million charge for the write down of its investment in an online apartment leasing company.

11.    COMMITMENTS AND CONTINGENCIES

Commitments

Real Estate Under Development

United Dominion is committed to completing its real estate currently under development, which has an estimated cost to complete of $59.0 million at December 31, 2002.

Ground and Operating Leases

United Dominion is party to several ground leases relating to operating communities. In addition, United Dominion is party to various other operating leases related to the operation of its regional offices. Future minimum lease payments for non-cancelable ground and operating leases at December 31, 2002 are as follows (dollars in thousands):

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

	Ground Leases	Operating Leases
2003	$1,022	$526
2004	1,022	485
2005	1,022	311
2006	1,022	102
2007	1,022	59
Thereafter	23,105	4

Total	$28,215	$1,487

United Dominion incurred $2.0 million, $2.3 million, and $2.6 million of rent expense for the years ended December 31, 2002, 2001, and 2000, respectively.

Contingencies

Out-Performance Program

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

The Program is designed to provide participants with the possibility of substantial returns on their investment if United Dominion’s total return, considering the reinvestment of dividend income as well as share price appreciation, on its common stock during the measurement period exceeds the greater of (a) industry average (defined as the total cumulative return of the Morgan Stanley REIT Index over the same period) or (b) a 30% total return (12% annualized) (the “minimum return”).

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

ii.	multiplying 4% of the excess return by United Dominion’s market capitalization (defined as the average number of shares and OP Units outstanding over the 28-month period multiplied by the daily closing price of United Dominion’s common stock) up to a maximum of 2% of market capitalization; and

iii.	dividing the number obtained in (ii) by the market value of one share of United Dominion common stock on the valuation date, determined by the volume-weighted average price of the common stock for the 20 trading days immediately preceding the valuation date.

If, on the valuation date, the cumulative total return of United Dominion’s common stock does not meet the minimum return or the total return of the peer group and there is no excess return, then the holders of the OPPSs

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

will forfeit their entire initial investment of $1.27 million. The OPPSs, unlike United Dominion’s other OP Units, are not convertible into common stock except upon a change of control of United Dominion or upon the death of the participant. It is this feature, combined with the fact that management paid market value for the shares, that we believe makes this program better than previous programs, such as stock options, that were likewise designed to motivate and retain executives and key management. It ensures that management’s goals are perpetually aligned with the shareholders since the OP Units can not be conveyed or disposed of except as outlined previously. Accordingly, the contingently issuable OPPSs are not included in common stock and common stock equivalents in the calculation of earnings per share. Based upon results through December 31, 2002, 1,578,534 OPPSs would have been issued had the Program terminated on that date. However, since the ultimate determination of OPPSs to be issued will not occur until June 2003, and the number of OPPSs is determinable only upon future events, the financial statements do not reflect any additional impact for these events.

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

12.    INDUSTRY SEGMENTS

United Dominion owns and operates multifamily apartment communities throughout the United States that generate rental and other property related income through the leasing of apartment units to a diverse base of tenants. United Dominion separately evaluates the performance of each of its apartment communities. However, because each of the apartment communities has similar economic characteristics, facilities, services, and tenants, the apartment communities have been aggregated into a single apartment communities segment. All segment disclosure is included in or can be derived from United Dominion’s consolidated financial statements.

There are no tenants that contributed 10% or more of United Dominion’s total revenues during 2002, 2001, or 2000.

13.    UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA

Summarized consolidated quarterly financial data for the year ended December 31, 2002 is as follows (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31(a)	June 30	September 30(b)	December 31(c)
Rental income (d)	$145,290	$147,255	$149,641	$152,128
Income before gains on sales of investments, minority interests, discontinued operations, and extraordinary items	11,688	14,717	11,614	13,705
Gains on the sales of land and depreciable property	1,248	—	—	—
Income from discontinued operations, net of minority interests	1,026	13,828	20,810	1,273
Net income/(loss) available to common shareholders	(8,538)	20,513	13,602	227

Earnings/(loss) per common share:
Basic	$(0.08)	$0.19	$0.13	$0.00
Diluted	(0.08)	0.19	0.13	0.00

(a)	The first quarter of 2002 includes $15.8 million of extraordinary charges associated with the refinancing of certain mortgages using proceeds from the new Fannie Mae and Freddie Mac credit facilities.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(b)	The third quarter of 2002 includes $12.6 million of extraordinary charges due to premiums paid for the redemption of certain higher coupon bonds.
(c)	The fourth quarter of 2002 includes $5.2 million of extraordinary charges due to premiums paid for the redemption of certain higher coupon bonds.
(d)	Represents income from continuing operations.

Summarized consolidated quarterly financial data for the year ended December 31, 2001 is as follows (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31(a)	June 30	September 30	December 31(b)
Rental income (c)	$142,187	$140,127	$140,671	$142,337
Income before gains on sales of investments, minority interests, discontinued operations, and extraordinary items	(439)	11,129	11,330	10,475
Gains on the sales of land and depreciable property	4,102	20,646	—	—
Income from discontinued operations, net of minority interests	2,811	5,627	(243)	3,229
Net income/(loss) available to common shareholders	(3,308)	20,136	6,778	3,536

Earnings/(loss) per common share:
Basic	$(0.03)	$0.20	$0.07	$0.04
Diluted	(0.03)	0.20	0.07	0.04

(a)	The first quarter of 2001 includes $8.6 million of non-recurring charges related to workforce reductions, other severance costs, executive relocation costs, and the write down of land and our investment in an online apartment leasing company.
(b)	The fourth quarter of 2001 includes a $2.2 million charge related to the write down of our investment in a web-based property management and leasing system.
(c)	Represents income from continuing operations.

14.    SUBSEQUENT EVENTS

On January 30, 2003, United Dominion completed the sale of 2.0 million shares of common stock at a public offering price of $15.71 per share, resulting in net proceeds to United Dominion of approximately $31 million. The proceeds will be used to repay debt and for general corporate purposes.

On February 27, 2003, United Dominion completed the sale of $150 million of 4.50% medium-term notes due in March 2008 under a new $300 million medium-term note program. The net proceeds from the issuance of approximately $149 million are anticipated to be used to repay amounts outstanding on United Dominion’s $375 million unsecured revolving credit facility.

Schedule III

Summary of Real Estate Owned

(in thousands)

	Encumbrances	Initial Costs		Total Initial Acquisition Costs	Cost of Improvements Capitalized Subsequent to Acquisition (Net of Disposals)	Gross Amount at Which Carried at Close of Period		Total Carrying Value (A)	Accumulated Depreciation (B)	Date of Construction	Date Acquired
		Land and Land Improvements	Buildings and Improvements			Land and Land Improvements	Buildings and Improvements
Preston Oaks	$—	$1,784	$6,416	$8,200	$841	$1,949	$7,092	$9,041	$1,750	1980	12/31/96
Rock Creek	—	4,077	15,823	19,900	4,771	4,652	20,019	24,671	5,312	1979	12/31/96
Windridge	—	3,414	14,027	17,441	3,272	4,056	16,657	20,713	4,432	1980	12/31/96
Catalina	—	1,543	5,632	7,175	907	1,678	6,404	8,082	1,586	1982	12/31/96
Wimbledon Court	—	1,809	10,930	12,739	2,316	2,847	12,208	15,055	2,858	1983	12/31/96
Lakeridge	—	1,631	5,669	7,300	1,261	1,826	6,735	8,561	1,784	1984	12/31/96
Summergate	—	1,171	3,929	5,100	875	1,406	4,569	5,975	1,234	1984	12/31/96
Oak Forest	23,540	5,631	23,294	28,925	10,805	6,378	33,352	39,730	8,462	1996/98	12/31/96
Oaks Of Lewisville	12,265	3,727	13,563	17,290	3,946	4,540	16,696	21,236	4,736	1983	03/27/97
Kelly Crossing	—	2,497	9,156	11,653	1,724	2,986	10,391	13,377	2,563	1984	06/18/97
Highlands Of Preston	—	2,151	8,168	10,319	1,838	2,492	9,665	12,157	2,148	1985	03/27/98
The Summit	8,575	1,932	9,041	10,973	1,513	2,333	10,153	12,486	2,136	1983	03/27/98
Springfield	5,808	3,075	6,823	9,898	1,160	3,275	7,783	11,058	1,767	1985	03/27/98
Meridian	—	6,013	29,094	35,107	864	6,380	29,591	35,971	1,948	2000/02	01/27/98 & 12/28/01
Mandolin I	—	2,663	20,975	23,638	446	2,783	21,301	24,084	1,377	2001	12/28/01
DALLAS, TX	50,188	43,118	182,540	225,658	36,539	49,581	212,616	262,197	44,093

Woodtrail	—	1,543	5,457	7,000	2,556	1,740	7,816	9,556	2,562	1978	12/31/96
Park Trails	—	1,145	4,105	5,250	1,004	1,248	5,006	6,254	1,344	1983	12/31/96
Green Oaks	—	5,314	19,626	24,940	3,291	5,940	22,291	28,231	5,275	1985	06/25/97
Sky Hawk	—	2,298	7,158	9,456	2,005	2,718	8,743	11,461	2,524	1984	05/08/97
South Grand At Pecan Grove	19,509	4,058	14,756	18,814	4,880	4,857	18,837	23,694	4,605	1985	09/26/97
Breakers	—	1,527	5,298	6,825	2,329	1,920	7,234	9,154	1,976	1985	09/26/97
Braesridge	10,255	3,048	10,962	14,010	2,511	3,493	13,028	16,521	3,081	1982	09/26/97
Skylar Pointe	—	3,604	11,593	15,197	4,315	3,728	15,784	19,512	4,084	1979	11/20/97
Stone Canyon	—	899	—	899	9,439	1,324	9,014	10,338	1,426	1998	12/17/97
Briar Park	—	329	2,794	3,123	242	351	3,014	3,365	538	1987	03/27/98
Chelsea Park	5,390	1,991	5,788	7,779	2,161	2,442	7,498	9,940	1,716	1983	03/27/98
Clear Lake Falls	—	1,090	4,535	5,625	—	1,163	4,462	5,625	844	1980	03/27/98
Country Club Place	4,900	499	6,520	7,019	1,068	666	7,421	8,087	1,538	1985	03/27/98
Arbor Ridge	5,531	1,689	6,684	8,373	629	2,069	6,933	9,002	1,622	1983	03/27/98
London Park	6,125	2,019	6,667	8,686	1,986	2,455	8,217	10,672	1,958	1983	03/27/98
Marymont	—	1,151	4,155	5,306	858	1,174	4,990	6,164	931	1983	03/27/98
Nantucket Square	—	1,068	4,833	5,901	(392)	1,075	4,434	5,509	765	1983	03/27/98
Riverway	—	523	2,828	3,351	256	553	3,054	3,607	670	1985	03/27/98
Riviera Pines	6,244	1,414	6,454	7,868	1,056	1,470	7,454	8,924	1,235	1979	03/27/98
The Gallery	—	769	3,359	4,128	261	794	3,595	4,389	579	1968	03/27/98
Towne Lake	—	1,334	5,309	6,643	1,495	1,609	6,529	8,138	1,542	1984	03/27/98
The Legend at Park 10	—	1,995	—	1,995	11,748	3,926	9,817	13,743	2,523	1998	05/19/98
HOUSTON, TX	57,954	39,307	138,881	178,188	53,698	46,715	185,171	231,886	43,338

Vista Point	—	1,587	5,613	7,200	1,493	1,727	6,966	8,693	1,844	1986	12/31/96
Sierra Palms	—	4,639	17,361	22,000	582	4,748	17,834	22,582	3,859	1996	12/31/96
Northpark Village	—	1,519	13,537	15,056	1,857	1,876	15,037	16,913	3,254	1983	03/27/98
Stonegate	5,180	735	7,940	8,675	1,067	905	8,837	9,742	1,785	1978	03/27/98
Finisterra	—	1,274	26,392	27,666	615	1,341	26,940	28,281	4,619	1997	03/27/98
La Privada	15,400	7,303	18,508	25,811	2,122	7,845	20,088	27,933	3,914	1987	03/27/98

Schedule III

Summary of Real Estate Owned

(in thousands)

	Encumbrances	Initial Costs		Total Initial Acquisition Costs	Cost of Improvements Capitalized Subsequent to Acquisition (Net of Disposals)	Gross Amount at Which Carried at Close of Period		Total Carrying Value (A)	Accumulated Depreciation (B)	Date of Construction	Date Acquired
		Land and Land Improvements	Buildings and Improvements			Land and Land Improvements	Buildings and Improvements
Terracina	22,413	3,757	34,781	38,538	6,771	4,582	40,727	45,309	8,346	1984	05/28/98
Woodland Park	—	3,017	6,706	9,723	1,030	3,226	7,527	10,753	1,873	1979	06/09/98
Sierra Foothills	12,691	2,728	—	2,728	18,771	4,842	16,657	21,499	4,406	1998	02/18/98
Villagio at McCormick Ranch	5,687	3,333	5,976	9,309	860	3,720	6,449	10,169	1,470	1980	01/18/01
Sierra Canyon	—	1,810	12,964	14,774	240	1,821	13,193	15,014	878	2001	12/28/01
PHOENIX, AZ	61,371	31,702	149,778	181,480	35,408	36,633	180,255	216,888	36,248

Fisherman’s Village	—	2,387	7,459	9,846	3,624	3,144	10,326	13,470	3,951	1984	12/29/95
Seabrook	—	1,846	4,155	6,001	2,816	2,268	6,549	8,817	2,848	1984	02/20/96
Dover Village	—	2,895	6,456	9,351	3,891	3,441	9,801	13,242	4,651	1981	03/31/93
Lakeside North	12,440	1,533	11,076	12,609	5,093	2,263	15,439	17,702	5,573	1984	04/14/94
Regatta Shore	—	757	6,607	7,364	3,947	1,535	9,776	11,311	3,602	1988	06/30/94
Alafaya Woods	8,725	1,653	9,042	10,695	2,297	2,111	10,881	12,992	4,008	1988/90	10/21/94
Vinyards	8,475	1,840	11,572	13,412	3,309	2,424	14,297	16,721	5,162	1984/86	10/31/94
Andover Place	13,230	3,692	7,757	11,449	3,273	4,503	10,219	14,722	3,864	1988	09/29/95 & 09/30/96
Los Altos	12,199	2,804	12,348	15,152	2,879	3,347	14,684	18,031	4,046	1990	10/31/96
Lotus Landing	—	2,185	8,638	10,823	2,061	2,414	10,470	12,884	2,419	1985	07/01/97
Seville On The Green	—	1,283	6,498	7,781	1,918	1,456	8,243	9,699	1,955	1986	10/21/97
Arbors @ Lee Vista	13,383	3,976	16,920	20,896	1,869	4,386	18,379	22,765	3,719	1991	12/31/97
Heron Lake	8,603	1,447	9,288	10,735	1,276	1,619	10,392	12,011	2,096	1989	03/27/98
Ashton @ Waterford	14,945	3,872	17,538	21,410	193	3,911	17,692	21,603	3,443	2000	05/28/98
ORLANDO, FL	92,000	32,170	135,354	167,524	38,446	38,822	167,148	205,970	51,337

Dominion On Spring Forest	—	1,257	8,586	9,843	4,013	1,717	12,139	13,856	6,104	1978/81	05/21/91
Dominion Park Green	—	500	4,322	4,822	1,825	716	5,931	6,647	2,726	1987	09/27/91
Dominion On Lake Lynn	16,250	3,622	12,405	16,027	3,582	4,152	15,457	19,609	5,018	1986	12/01/92
Dominion Courtney Place	—	1,115	5,119	6,234	3,337	1,450	8,121	9,571	3,290	1979/81	07/08/93
Dominion Walnut Ridge	9,515	1,791	11,969	13,760	2,303	2,176	13,887	16,063	4,744	1982/84	03/04/94
Dominion Walnut Creek	17,050	3,170	21,717	24,887	3,691	3,730	24,848	28,578	7,992	1985/86	05/17/94
Dominion Ramsgate	—	908	6,819	7,727	957	1,041	7,643	8,684	1,976	1988	08/15/96
Copper Mill	—	1,548	16,067	17,615	1,094	1,828	16,881	18,709	3,660	1997	12/31/96
Trinity Park	15,778	4,580	17,576	22,156	1,236	4,631	18,761	23,392	4,005	1987	02/28/97
Meadows at Kildaire	—	2,846	20,768	23,614	1,768	6,875	18,507	25,382	2,042	2000	05/25/00
Oaks at Weston	—	9,944	23,306	33,250	146	9,945	23,451	33,396	788	2001	06/28/02
RALEIGH, NC	58,593	31,281	148,654	179,935	23,952	38,261	165,626	203,887	42,345

Dominion Middle Ridge	14,198	3,311	13,283	16,594	1,133	3,423	14,304	17,727	3,593	1990	06/25/96
Dominion Lake Ridge	9,142	2,366	8,387	10,753	1,124	2,524	9,353	11,877	2,599	1987	02/23/96
Presidential Greens	20,153	11,238	18,790	30,028	159	11,238	18,949	30,187	738	1938	05/15/02
Taylor Place	—	6,418	13,411	19,829	823	6,456	14,196	20,652	621	1962	04/17/02
Ridgewood Apartments	12,512	5,612	20,086	25,699	303	5,613	20,389	26,002	431	1988	08/26/02
Ridgewood Townhomes	—	4,507	16,263	20,771	37	4,507	16,301	20,808	340	1983	08/26/02
Greens At Falls Run	—	2,731	5,300	8,031	925	2,878	6,078	8,956	1,845	1989	05/04/95
Manor At England Run	14,671	3,195	13,505	16,700	12,697	4,869	24,528	29,397	5,544	1990	05/04/95
METROPOLITAN DC	70,676	39,378	109,025	148,403	17,203	41,508	124,098	165,606	15,711

Schedule III

Summary of Real Estate Owned

(in thousands)

	Encumbrances	Initial Costs		Total Initial Acquisition Costs	Cost of Improvements Capitalized Subsequent to Acquisition (Net of Disposals)	Gross Amount at Which Carried at Close of Period		Total Carrying Value (A)	Accumulated Depreciation (B)	Date of Construction	Date Acquired
		Land and Land Improvements	Buildings and Improvements			Land and Land Improvements	Buildings and Improvements
Autumnwood	—	2,412	8,688	11,100	1,465	2,737	9,828	12,565	2,455	1984	12/31/96
Cobblestone	—	2,925	10,528	13,453	3,134	3,182	13,405	16,587	3,354	1984	12/31/96
Pavillion	—	4,428	19,033	23,461	1,833	4,771	20,523	25,294	4,710	1979	12/31/96
Oak Park	16,236	3,966	22,228	26,194	758	5,549	21,403	26,952	5,730	1982/98	12/31/96
Parc Plaza	—	1,684	5,279	6,963	1,610	2,163	6,410	8,573	1,829	1986	10/30/97
Summit Ridge	7,700	1,726	6,308	8,034	1,648	2,214	7,468	9,682	1,883	1983	03/27/98
Greenwood Creek	—	1,958	8,551	10,509	1,678	2,302	9,885	12,187	2,160	1984	03/27/98
Derby Park	11,130	3,121	11,765	14,886	1,623	3,762	12,747	16,509	2,926	1984	03/27/98
Aspen Court	3,990	776	4,945	5,721	1,017	1,099	5,639	6,738	1,272	1986	03/27/98
The Cliffs	—	3,484	18,657	22,141	803	3,655	19,289	22,944	1,155	1992	01/29/02
ARLINGTON, TX	39,056	26,480	115,982	142,462	15,569	31,434	126,597	158,031	27,474

Bay Cove	—	2,929	6,578	9,507	3,678	3,334	9,851	13,185	4,690	1972	12/16/92
Summit West	—	2,176	4,710	6,886	2,572	2,470	6,988	9,458	3,482	1972	12/16/92
Pinebrook	—	1,780	2,458	4,238	3,217	2,010	5,445	7,455	3,081	1977	09/28/93
Lakewood Place	10,300	1,395	10,647	12,042	1,517	1,633	11,926	13,559	3,991	1986	03/10/94
Hunters Ridge	10,232	2,462	10,942	13,404	1,956	2,993	12,367	15,360	3,864	1992	06/30/95
Bay Meadow	—	2,893	9,254	12,147	2,727	3,437	11,437	14,874	3,275	1985	12/09/96
Cambridge	—	1,791	7,166	8,957	1,605	2,106	8,456	10,562	2,205	1985	06/06/97
Laurel Oaks	—	1,362	6,542	7,904	1,303	1,544	7,663	9,207	1,958	1986	07/01/97
Parker’s Landing	29,453	10,178	37,869	48,047	1,658	9,298	40,407	49,705	6,102	1991	12/07/98
Sugar Mill Creek	7,420	2,242	7,553	9,795	765	2,385	8,175	10,560	1,324	1988	12/07/98
TAMPA, FL	57,405	29,208	103,719	132,927	20,998	31,210	122,715	153,925	33,972

Sycamore Ridge	13,160	4,068	15,433	19,501	1,238	4,226	16,513	20,739	2,840	1997	07/02/98
Heritage Green	—	2,990	11,392	14,382	9,405	3,134	20,653	23,787	3,613	1998	07/02/98
Alexander Court	—	1,573	—	1,573	21,370	6,218	16,725	22,943	3,598	1999	07/02/98
Governour’s Square	28,459	7,513	28,695	36,208	3,053	7,825	31,436	39,261	5,032	1967	12/07/98
Hickory Creek	—	3,421	13,539	16,960	984	3,493	14,451	17,944	2,329	1988	12/07/98
Britton Woods	14,957	3,477	19,214	22,691	1,882	4,030	20,543	24,573	3,013	1991	04/20/01
COLUMBUS, OH	56,576	23,042	88,273	111,315	37,932	28,926	120,321	149,247	20,425

2000 Post Street	—	9,861	44,578	54,439	690	9,926	45,203	55,129	5,055	1987	12/07/98
Birch Creek	7,630	4,365	16,696	21,061	1,367	4,614	17,814	22,428	2,520	1968	12/07/98
Highlands Of Marin	—	5,996	24,868	30,864	919	6,079	25,704	31,783	3,334	1991	12/07/98
Marina Playa	13,482	6,224	23,916	30,140	1,765	6,461	25,444	31,905	3,716	1971	12/07/98
SAN FRANCISCO, CA	21,112	26,446	110,058	136,504	4,741	27,080	114,165	141,245	14,625

The Highlands	—	321	2,830	3,151	2,871	709	5,313	6,022	3,754	1970	01/17/84
Emerald Bay	—	626	4,723	5,349	4,850	1,267	8,932	10,199	4,473	1972	02/06/90
Dominion Peppertree	—	1,546	7,699	9,245	1,797	1,807	9,235	11,042	3,526	1987	12/14/93
Dominion Crown Point	—	2,122	22,339	24,461	2,213	3,897	22,777	26,674	6,336	1987/2000	07/01/94
Dominion Harris Pond	—	887	6,728	7,615	1,436	1,231	7,820	9,051	2,604	1987	07/01/94
Dominion Mallard Creek	—	699	6,488	7,187	982	796	7,373	8,169	2,188	1989	08/16/94
Chateau Village	—	1,046	6,979	8,025	2,538	1,467	9,096	10,563	2,998	1974	08/15/96
Dominion At Sharon	—	667	4,856	5,523	1,098	908	5,713	6,621	1,615	1984	08/15/96
Providence Court	—	1	22,048	22,049	9,760	7,519	24,290	31,809	5,887	1997	09/30/97

Schedule III

Summary of Real Estate Owned

(in thousands)

	Encumbrances	Initial Costs		Total Initial Acquisition Costs	Cost of Improvements Capitalized Subsequent to Acquisition (Net of Disposals)	Gross Amount at Which Carried at Close of Period		Total Carrying Value (A)	Accumulated Depreciation (B)	Date of Construction	Date Acquired
		Land and Land Improvements	Buildings and Improvements			Land and Land Improvements	Buildings and Improvements
Stoney Pointe	12,043	1,500	15,856	17,356	1,544	1,770	17,130	18,900	3,914	1991	02/28/97
CHARLOTTE, NC	12,043	9,415	100,546	109,961	29,089	21,371	117,679	139,050	37,295

Pine Avenue	11,484	2,158	8,888	11,046	2,635	2,827	10,854	13,681	1,325	1987	12/07/98
The Grand Resort	—	8,884	35,707	44,591	17,337	11,775	50,153	61,928	5,822	1971	12/07/98
Grand Terrace	—	2,144	6,595	8,739	1,237	2,227	7,749	9,976	1,179	1986	06/30/99
Windemere at Sycamore Highland	—	5,810	23,450	29,260	86	5,809	23,537	29,346	158	2001	11/21/02
Rancho Vallecitos	—	3,303	10,877	14,180	1,348	3,402	12,126	15,528	2,786	1988	10/13/99
SOUTHERN CALIFORNIA	11,484	22,299	85,517	107,816	22,643	26,040	104,419	130,459	11,270

Legacy Hill	—	1,148	5,868	7,016	3,062	1,446	8,632	10,078	3,136	1977	11/06/95
Hickory Run	—	1,469	11,584	13,053	1,997	1,729	13,321	15,050	3,765	1989	12/29/95
Carrington Hills	—	2,117	—	2,117	24,677	3,736	23,058	26,794	4,739	1999	12/06/95
Brookridge	—	707	5,461	6,168	1,340	939	6,569	7,508	2,077	1986	03/28/96
Club At Hickory Hollow	—	2,140	15,231	17,371	2,195	2,702	16,864	19,566	4,205	1987	02/21/97
Breckenridge	—	766	7,714	8,480	913	952	8,441	9,393	1,976	1986	03/27/97
Williamsburg	—	1,376	10,931	12,307	1,715	1,642	12,380	14,022	2,596	1986	05/20/98
Colonnade	—	1,460	16,015	17,475	686	1,609	16,552	18,161	2,594	1998	01/07/99
NASHVILLE, TN	—	11,183	72,804	83,987	36,585	14,755	105,817	120,572	25,088

Beechwood	—	1,409	6,087	7,496	1,099	1,674	6,921	8,595	2,618	1985	12/22/93
Steeplechase	—	3,208	11,514	14,722	12,697	3,925	23,494	27,419	5,332	1990/97	03/07/96
Northwinds	—	1,558	11,736	13,294	1,178	1,749	12,723	14,472	3,282	1989/97	08/15/96
Deerwood Crossings	—	1,540	7,989	9,529	1,378	1,686	9,221	10,907	2,680	1973	08/15/96
Dutch Village	—	1,198	4,826	6,024	854	1,287	5,591	6,878	1,725	1970	08/15/96
Lake Brandt	—	1,547	13,489	15,036	932	1,824	14,144	15,968	3,671	1995	08/15/96
Park Forest	—	680	5,770	6,450	677	864	6,263	7,127	1,542	1987	09/26/96
Deep River Pointe	—	1,671	11,140	12,811	476	1,814	11,473	13,287	2,408	1997	10/01/97
GREENSBORO, NC	—	12,811	72,551	85,362	19,291	14,823	89,830	104,653	23,258

Boronda Manor	296	1,946	8,982	10,928	331	1,970	9,289	11,259	1,308	1979	12/07/98
Garden Court	139	888	4,188	5,076	226	895	4,407	5,302	640	1973	12/07/98
Harding Park Townhomes	71	550	2,051	2,601	102	573	2,130	2,703	302	1984	12/07/98
Cambridge Court	436	3,039	12,883	15,922	684	3,121	13,485	16,606	2,049	1974	12/07/98
Laurel Tree	175	1,304	5,115	6,419	222	1,318	5,323	6,641	819	1977	12/07/98
Pine Grove	194	1,383	5,784	7,167	224	1,391	6,000	7,391	794	1963	12/07/98
The Pointe At Harden Ranch	815	6,388	23,854	30,242	800	6,424	24,618	31,042	3,525	1986	12/07/98
The Pointe At Northridge	274	2,044	8,029	10,073	366	2,085	8,354	10,439	1,225	1979	12/07/98
The Pointe At Westlake	181	1,329	5,334	6,663	218	1,348	5,533	6,881	816	1975	12/07/98
MONTEREY PENINSULA, CA	2,581	18,871	76,220	95,091	3,173	19,125	79,139	98,264	11,478

Dominion Olde West	—	1,965	12,204	14,169	2,482	2,382	14,269	16,651	7,082	1978/82/84/85/87	12/31/84 & 8/27/91
Dominion Creekwood	—	—	—	—	1,164	50	1,114	1,164	260	1984	08/27/91
Dominion Laurel Springs	—	465	3,120	3,585	1,365	639	4,311	4,950	2,051	1972	09/06/91
Dominion English Hills	20,044	1,979	11,524	13,503	5,440	2,816	16,127	18,943	7,813	1969/76	12/06/91

Schedule III

Summary of Real Estate Owned

(in thousands)

	Encumbrances	Initial Costs		Total Initial Acquisition Costs	Cost of Improvements Capitalized Subsequent to Acquisition (Net of Disposals)	Gross Amount at Which Carried at Close of Period		Total Carrying Value (A)	Accumulated Depreciation (B)	Date of Construction	Date Acquired
		Land and Land Improvements	Buildings and Improvements			Land and Land Improvements	Buildings and Improvements
Dominion Gayton Crossing	10,400	826	5,148	5,974	6,354	1,165	11,163	12,328	6,119	1973	09/28/95
Dominion West End	16,493	2,059	15,049	17,108	2,848	2,701	17,255	19,956	5,137	1989	12/28/95
Courthouse Green	8,085	732	4,702	5,434	2,350	1,101	6,683	7,784	3,838	1974/78	12/31/84
Waterside At Ironbridge	11,635	1,844	13,239	15,083	900	2,008	13,975	15,983	2,760	1987	09/30/97
RICHMOND, VA	66,657	9,870	64,986	74,856	22,903	12,862	84,897	97,759	35,060

Cape Harbor	—	1,892	18,113	20,005	1,596	2,271	19,330	21,601	4,755	1996	08/15/96
Mill Creek	—	1,404	4,489	5,893	13,823	1,941	17,775	19,716	4,848	1986/98	09/30/91
The Creek	—	418	2,506	2,924	1,833	489	4,268	4,757	2,206	1973	06/30/92
Forest Hills	—	1,028	5,421	6,449	2,511	1,208	7,752	8,960	3,271	1964/69	06/30/92
Clear Run	—	875	8,741	9,616	5,945	1,281	14,280	15,561	4,299	1987/89	07/22/94
Crosswinds	—	1,096	18,230	19,326	1,326	1,215	19,437	20,652	4,433	1990	02/28/97
WILMINGTON, NC	—	6,713	57,500	64,213	27,034	8,405	82,842	91,247	23,812

Gatewater Landing	—	2,078	6,085	8,163	1,465	2,184	7,444	9,628	3,046	1970	12/16/92
Dominion Kings Place	4,325	1,565	7,007	8,572	953	1,653	7,872	9,525	2,898	1983	12/29/92
Dominion At Eden Brook	7,390	2,361	9,384	11,745	1,406	2,466	10,685	13,151	3,944	1984	12/29/92
Dominion Great Oaks	11,446	2,920	9,100	12,020	3,889	4,281	11,628	15,909	4,595	1974	07/01/94
Dominion Constant Friendship	—	903	4,669	5,572	845	1,049	5,368	6,417	1,670	1990	05/04/95
Lakeside Mill	5,249	2,666	10,109	12,775	615	2,694	10,696	13,390	2,511	1989	12/10/99
Tamar Meadow	—	4,145	17,149	21,294	31	4,145	17,180	21,325	111	1990	11/22/02
BALTIMORE, MD	28,410	16,638	63,503	80,141	9,204	18,472	70,873	89,345	18,775

Stanford Village	—	885	2,808	3,693	1,426	1,197	3,922	5,119	2,275	1985	09/26/89
Griffin Crossing	—	1,510	7,544	9,054	1,786	1,873	8,967	10,840	3,224	1987/89	06/08/94
Gwinnett Square	8,851	1,924	7,376	9,300	2,121	2,204	9,217	11,421	2,842	1985	03/29/95
Dunwoody Pointe	9,870	2,763	6,903	9,666	4,900	3,342	11,224	14,566	4,304	1980	10/24/95
Riverwood	11,725	2,986	11,088	14,074	4,093	3,485	14,682	18,167	4,981	1980	06/26/96
Waterford Place	—	1,579	10,303	11,882	552	1,668	10,766	12,434	1,918	1985	04/15/98
ATLANTA, GA	30,446	11,647	46,022	57,669	14,878	13,769	58,778	72,547	19,544

Gable Hill	—	825	5,307	6,132	1,592	1,194	6,530	7,724	3,161	1985	12/04/89
St. Andrews Commons	—	1,429	9,371	10,800	1,893	1,882	10,811	12,693	4,281	1986	05/20/93
Forestbrook	5,000	395	2,902	3,297	1,879	555	4,621	5,176	2,457	1974	07/01/93
Waterford	—	958	6,948	7,906	1,672	1,292	8,286	9,578	2,897	1985	07/01/94
Hampton Greene	—	1,363	10,118	11,481	1,559	1,901	11,139	13,040	3,679	1990	08/19/94
Rivergate	—	1,123	12,056	13,179	1,326	1,439	13,066	14,505	3,306	1989	08/15/96
COLUMBIA, SC	5,000	6,093	46,702	52,795	9,921	8,263	54,453	62,716	19,781

Greentree	12,455	1,634	11,227	12,861	4,244	2,349	14,756	17,105	5,314	1986	07/22/94
Westland	10,747	1,834	14,865	16,699	4,042	2,668	18,073	20,741	5,747	1990	05/09/96
Antlers	—	4,034	11,193	15,227	5,901	4,907	16,221	21,128	5,593	1985	05/28/96
JACKSONVILLE, FL	23,202	7,502	37,285	44,787	14,187	9,924	49,050	58,974	16,654

Forest Lake At Oyster Point	—	780	8,862	9,642	2,061	1,187	10,516	11,703	3,483	1986	08/15/95
Woodscape	—	799	7,209	8,008	2,591	1,803	8,796	10,599	4,899	1974/76	12/29/87
Eastwind	—	155	5,317	5,472	1,477	403	6,546	6,949	3,148	1970	04/04/88

Schedule III

Summary of Real Estate Owned

(in thousands)

	Encumbrances	Initial Costs		Total Initial Acquisition Costs	Cost of Improvements Capitalized Subsequent to Acquisition (Net of Disposals)	Gross Amount at Which Carried at Close of Period		Total Carrying Value (A)	Accumulated Depreciation (B)	Date of Construction	Date Acquired
		Land and Land Improvements	Buildings and Improvements			Land and Land Improvements	Buildings and Improvements
Dominion Waterside At Lynnhaven	—	1,824	4,107	5,931	1,363	2,033	5,261	7,294	1,761	1966	08/15/96
Heather Lake	—	617	3,400	4,017	3,661	1,020	6,658	7,678	5,002	1972/74	03/01/80
Dominion Yorkshire Downs	7,359	1,089	8,582	9,671	833	1,260	9,244	10,504	1,893	1987	12/23/97
NORFOLK, VA	7,359	5,264	37,477	42,741	11,986	7,706	47,021	54,727	20,186

2900 Place	—	1,819	5,593	7,412	467	1,825	6,054	7,879	890	1966	12/07/98
Brandywine Creek	14,140	4,666	17,514	22,180	(1,889)	4,755	15,536	20,291	2,505	1974	12/07/98
Lakewood	4,130	1,113	3,878	4,991	563	1,232	4,322	5,554	714	1974	12/07/98
Nemoke Trail	13,300	3,431	12,223	15,654	807	3,495	12,966	16,461	2,008	1978	12/07/98
LANSING, MI	31,570	11,029	39,208	50,237	(52)	11,307	38,878	50,185	6,117

Arbor Terrace	9,800	1,453	11,995	13,448	645	1,499	12,594	14,093	2,454	1996	03/27/98
Crowne Pointe	8,330	2,486	6,437	8,923	1,192	2,523	7,592	10,115	1,325	1987	12/07/98
Hilltop	7,700	2,174	7,408	9,582	501	2,316	7,767	10,083	1,227	1985	12/07/98
SEATTLE, WA	25,830	6,113	25,840	31,953	2,338	6,338	27,953	34,291	5,006

Greensview, Aurora, CO	—	6,450	24,405	30,855	2,234	6,010	27,079	33,089	3,291	1987/2002	12/07/98
Mountain View, Aurora, CO	—	6,402	21,569	27,971	2,097	6,369	23,699	30,068	3,785	1973	12/07/98
The Reflections, Aurora, CO	—	6,305	27,202	33,507	783	6,411	27,879	34,290	1,145	1981/96	04/30/02
Foothills Tennis Village, Roseville, CA	15,820	3,618	14,542	18,160	679	3,731	15,108	18,839	2,192	1988	12/07/98
Woodlake Village, Sacramento, CA	30,900	6,772	26,967	33,739	1,624	7,020	28,343	35,363	4,431	1979	12/07/98
Silk Oak, Fresno, CA	—	2,325	4,566	6,891	(1,376)	1,731	3,784	5,515	885	1985	12/07/98
OTHER WESTERN	46,720	31,872	119,251	151,123	6,041	31,272	125,892	157,164	15,729

Lancaster Commons, Salem, OR	7,910	2,485	7,451	9,936	448	2,509	7,875	10,384	1,374	1992	12/07/98
Tualatin Heights, Tualatin, OR	10,090	3,273	9,134	12,407	792	3,376	9,823	13,199	1,710	1989	12/07/98
University Park, Portland, OR	—	3,007	8,191	11,198	420	3,020	8,598	11,618	1,329	1987	03/27/98
Evergreen Park, Vancouver, WA	5,127	3,878	9,973	13,851	894	3,916	10,829	14,745	1,945	1988	03/27/98
Aspen Creek, Puyallup, WA	6,746	1,178	9,116	10,294	326	1,268	9,352	10,620	1,401	1996	12/07/98
Beaumont, Tacoma, WA	10,640	2,339	12,559	14,898	511	2,393	13,016	15,409	2,734	1996	06/14/00
Stonehaven, Federal Way, WA	8,660	6,471	29,536	36,007	312	6,479	29,840	36,319	1,109	1989/90	05/28/02
Campus Commons, Pullman, WA	6,004	1,144	12,873	14,017	(2,135)	1,256	10,626	11,882	2,434	1972	03/27/98
OTHER PACIFIC	55,177	23,775	98,833	122,608	1,568	24,217	99,959	124,176	14,036

Sunflower, San Antonio, TX	—	2,209	7,891	10,100	953	2,350	8,703	11,053	2,110	1980	12/31/96
Inn @ Los Patios, San Antonio, TX	—	3,005	11,545	14,550	(1,490)	3,005	10,055	13,060	1,486	1990	08/15/98
Pecan Grove, Austin, TX	—	1,407	5,293	6,700	621	1,478	5,843	7,321	1,256	1984	12/31/96
Anderson Mill, Austin, TX	9,765	3,135	11,170	14,305	3,667	3,498	14,474	17,972	4,385	1984	03/27/97
Red Stone Ranch, Cedar Park, TX	—	1,897	17,526	19,423	209	5,386	14,246	19,632	1,995	2000	06/14/00
Barton Creek Landing, Austin, TX	—	3,151	14,269	17,420	491	3,151	14,760	17,911	694	1986	03/28/02
Turtle Creek, Little Rock, AR	—	1,913	7,087	9,000	1,064	2,207	7,857	10,064	2,025	1985	12/31/96
Shadow Lake, Little Rock, AR	—	2,523	8,976	11,499	1,554	2,851	10,202	13,053	2,718	1984	12/31/96
OTHER SOUTHWESTERN	9,765	19,240	83,757	102,997	7,069	23,926	86,140	110,066	16,669

Mallards Of Wedgewood, Lakeland, FL	—	959	6,865	7,824	2,025	1,252	8,597	9,849	2,801	1985	07/27/95
Parke 33, Lakeland, FL	—	3,857	13,055	16,912	(155)	3,838	12,919	16,757	437	2001	06/28/02

Schedule III

Summary of Real Estate Owned

(in thousands)

	Encumbrances	Initial Costs		Total Initial Acquisition Costs	Cost of Improvements Capitalized Subsequent to Acquisition (Net of Disposals)	Gross Amount at Which Carried at Close of Period		Total Carrying Value (A)	Accumulated Depreciation (B)	Date of Construction	Date Acquired
		Land and Land Improvements	Buildings and Improvements			Land and Land Improvements	Buildings and Improvements
Brantley Pines, Ft. Myers, FL	—	1,893	8,248	10,141	5,081	844	14,378	15,222	6,030	1986	08/11/94
Ashlar, Ft. Myers, FL	—	3,952	11,718	15,670	16,456	7,594	24,532	32,126	4,346	1999/2000	12/24/97
The Groves, Port Orange, FL	—	790	4,767	5,557	1,862	1,444	5,975	7,419	2,202	1989	12/13/95
Lakeside, Port Orange, FL	—	2,404	6,420	8,824	1,411	2,586	7,649	10,235	1,929	1985	07/01/97
Mallards Of Brandywine, Deland, FL	—	766	5,408	6,174	1,283	990	6,467	7,457	1,734	1985	07/01/97
LakePointe, Melbourne, FL	—	1,434	4,940	6,374	2,358	1,782	6,950	8,732	3,100	1984	09/24/93
OTHER FLORIDA	—	16,055	61,421	77,476	30,321	20,330	87,467	107,797	22,579

Washington Park, Centerville, OH	—	2,012	7,565	9,577	1,095	2,150	8,522	10,672	1,526	1998	12/07/98
Fountainhead, Dayton, OH	—	391	1,420	1,811	195	391	1,615	2,006	298	1966	12/07/98
Jamestown Of Toledo, Toledo, OH	5,110	1,800	7,054	8,854	903	1,892	7,865	9,757	1,286	1965	12/07/98
Sunset Village, Flint, MI	—	797	1,829	2,626	432	869	2,189	3,058	507	1940	12/07/98
American Heritage, Waterford, MI	3,640	1,021	3,958	4,979	256	1,031	4,204	5,235	659	1968	12/07/98
Ashton Pines, Waterford, MI	—	1,822	8,014	9,836	572	1,848	8,560	10,408	1,247	1987	12/07/98
Kings Gate, Sterling Heights, MI	4,620	1,181	4,828	6,009	390	1,241	5,158	6,399	767	1973	12/07/98
Lancaster Lake, Clarkson, MI	12,950	4,238	14,663	18,901	985	4,334	15,552	19,886	2,360	1988	12/07/98
International Village, Speedway, IN	—	3,934	11,479	15,413	1,584	4,005	12,992	16,997	2,503	1968	12/07/98
Regency Park South, Indianapolis, IN	—	2,643	7,632	10,275	934	2,727	8,482	11,209	1,551	1968	12/07/98
OTHER MIDWESTERN	26,320	19,839	68,442	88,281	7,346	20,488	75,139	95,627	12,704

Colony Village, New Bern, NC	—	346	3,037	3,383	2,120	573	4,930	5,503	3,260	1972/74	12/31/84
Brynn Marr, Jacksonville, NC	—	433	3,822	4,255	2,727	730	6,252	6,982	4,025	1973/77	12/31/84
Liberty Crossing, Jacksonville, NC	—	840	3,873	4,713	3,068	1,440	6,341	7,781	4,025	1972/74	11/30/90
Bramblewood, Goldsboro, NC	—	402	3,151	3,553	1,636	588	4,601	5,189	2,998	1980/82	12/31/84
Cumberland Trace, Fayetteville, NC	—	632	7,896	8,528	1,014	704	8,838	9,542	2,257	1973	08/15/96
Village At Cliffdale, Fayetteville, NC	11,550	941	15,498	16,439	1,437	1,175	16,701	17,876	3,998	1992	08/15/96
Morganton Place, Fayetteville, NC	—	819	13,217	14,036	696	887	13,845	14,732	3,107	1994	08/15/96
Woodberry, Asheville, NC	—	389	6,381	6,770	1,490	992	7,268	8,260	2,052	1987	08/15/96
OTHER NORTH CAROLINA	11,550	4,802	56,875	61,677	14,188	7,089	68,776	75,865	25,722

Jamestown Of St. Matthews, St. Matthews, KY	11,970	3,866	14,422	18,288	1,312	3,975	15,625	19,600	2,438	1968	12/07/98
Patriot Place, Florence, SC	—	212	1,601	1,813	5,802	1,506	6,109	7,615	4,075	1974	10/23/85
River Place, Macon, GA	6,142	1,097	7,492	8,589	2,233	1,803	9,019	10,822	3,552	1988	04/08/94
The Trails At Mount Moriah, Memphis, TN	16,909	5,931	22,095	28,026	3,210	6,489	24,747	31,236	4,985	1990	01/09/98
OTHER SOUTHEASTERN	35,021	11,106	45,610	56,716	12,557	13,773	55,500	69,273	15,050

Greens At Hollymead, Charlottesville, VA	—	965	5,250	6,215	717	1,058	5,874	6,932	1,737	1990	05/04/95
Brittingham Square, Salisbury, MD	—	650	4,962	5,612	710	815	5,507	6,322	1,670	1991	05/04/95
Greens At Schumaker Pond, Salisbury, MD	—	710	6,118	6,828	961	871	6,918	7,789	2,079	1988	05/04/95
Greens At Cross Court, Easton, MD	—	1,182	4,544	5,726	1,112	1,368	5,470	6,838	1,703	1987	05/04/95
Greens At Hilton Run, Lexington Park, MD	12,542	2,754	10,483	13,237	1,717	3,087	11,867	14,954	3,514	1988	05/04/95
OTHER MID-ATLANTIC	12,542	6,261	31,357	37,618	5,217	7,199	35,636	42,835	10,703

Dover Country, Dover, DE	—	2,008	6,365	8,373	2,731	2,362	8,742	11,104	3,381	1970	07/01/94
Greens At Cedar Chase, Dover, DE	5,167	1,528	4,830	6,358	791	1,722	5,427	7,149	1,732	1988	05/04/95
OTHER NORTHEASTERN	5,167	3,537	11,195	14,732	3,521	4,084	14,169	18,253	5,113

TOTAL APARTMENTS	$1,011,775	$614,067	$2,685,166	$3,299,233	$595,494	$715,708	$3,179,019	$3,894,727	$741,197

Schedule III

Summary of Real Estate Owned

(in thousands)

	Encumbrances	Initial Costs		Total Initial Acquisition Costs	Cost of Improvements Capitalized Subsequent to Acquisition (Net of Disposals)	Gross Amount at Which Carried at Close of Period		Total Carrying Value (A)	Accumulated Depreciation (B)	Date of Construction	Date Acquired
		Land and Land Improvements	Buildings and Improvements			Land and Land Improvements	Buildings and Improvements
REAL ESTATE HELD FOR DISPOSITION
Apartments
Knolls At Newgate	$—	$1,726	$3,530	$5,256	$1,871	$1,871	$5,256	$7,127	$2,147	1972	07/01/94
Paradise Falls	—	1,622	6,171	7,793	3,023	1,845	8,971	10,816	2,204	1986	12/31/96

Total Apartments	—	3,348	9,701	13,049	4,894	3,716	14,227	17,943	4,351
Commercial
Gloucester Exchange	—	404	2,278	2,682	647	609	2,720	3,329	1,506	1974	11/12/87
Land
Fossil Creek	—	4,008	—	4,008	(289)	3,719	—	3,719	—
Villa Toscana	—	3,889	—	3,889	(767)	3,122	—	3,122	—

Total Land	—	7,897	—	7,897	(1,056)	6,841	—	6,841	—

	$—	$11,649	$11,979	$23,628	$4,485	$11,166	$16,947	$28,113	$5,857

REAL ESTATE UNDER DEVELOPMENT
Apartments
Mandolin II, Dallas, TX	$—	$1,160	$4,236	$5,396	$—	$1,160	$4,236	$5,396	$—
Rancho Cucamonga, Los Angeles, CA	—	13,557	249	13,806	—	13,557	249	13,806	—
2000 Post III, San Francisco, CA	—	1,756	311	2,067	—	1,756	311	2,067	—

Total Apartments	—	16,473	4,796	21,269	—	16,473	4,796	21,269	—
Land
Copper Mill II	—	833	—	833	—	833	—	833	—
Parker’s Landing Phase II	—	1,167	—	1,167	—	1,167	—	1,167	—
Parke 33 II	—	1,732	—	1,732	—	1,732	—	1,732	—
Wimbledon Court II	—	602	—	602	—	602	—	602	—
Coit Road	—	2,806	—	2,806	—	2,806	—	2,806	—
Coit Road II	—	1,995	—	1,995	—	1,995	—	1,995	—
Mountain View Phase II	—	220	—	220	—	220	—	220	—

Total Land	—	9,355	—	9,355	—	9,355	—	9,355	—

	$—	$25,828	$4,796	$30,624	$—	$25,828	$4,796	$30,624	$—

COMMERCIAL HELD FOR INVESTMENT
Hanover Village	$—	$1,624	$—	$1,624	$—	$1,104	$520	$1,624	$463	—	06/30/86
Pacific South Center	—	1,000	4,000	5,000	70	1,020	4,050	5,070	546	1965	08/28/86

Total Commercial	—	2,624	4,000	6,624	70	2,124	4,570	6,694	1,009
Richmond—Corporate	3,965	245	6,352	6,597	728	277	7,048	7,325	670	1999	11/30/99

	$3,965	$2,869	$10,352	$13,221	$798	$2,401	$11,618	$14,019	$1,679

TOTAL REAL ESTATE OWNED	$1,015,740	$654,413	$2,712,293	$3,366,706	$600,777	$755,103	$3,212,380	$3,967,483	$748,733

(A) The aggregate cost for federal income tax purposes was approximately $3.3 billion at December 31, 2002.

(B) The depreciable life for buildings is 35 years.

EXHIBIT INDEX

The exhibits listed below are filed as part of this Report. References under the caption “Location” to exhibits, forms, or other filings indicate that the form or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference. The Commission file number for our Exchange Act filings referenced below is 1-10524.

Exhibit	Description	Location

2.01	Agreement and Plan of Merger dated as of December 19, 1997, between the Company, ASR Investment Corporation and ASR Acquisition Sub, Inc.	Exhibit 2(a) to the Company’s Form S-4 Registration Statement (Registration No. 333-45305) filed with the Commission on January 30, 1998.

2.02

Agreement of Plan of Merger dated as of September 10, 1998, between the Company and American Apartment Communities II, Inc. including as exhibits thereto the proposed terms of the Series D Preferred Stock and the proposed form of Investment Agreement between the Company, United Dominion Realty, L.P., American Apartment Communities II, Inc., American Apartment Communities Operating Partnership, L.P., Schnitzer Investment Corp., AAC Management LLC and LF Strategic Realty Investors, L.P.

Exhibit 2(c) to the Company’s Form S-3 Registration Statement (Registration No. 333-64281) filed with the Commission on September 25, 1998.

2.03

Partnership Interest Purchase and Exchange Agreement dated as of September 10, 1998, between the Company, United Dominion Realty, L.P., American Apartment Communities Operating Partnership, L.P., AAC Management LLC, Schnitzer Investment Corp., Fox Point Ltd. and James D. Klingbeil including as an exhibit thereto the proposed form of the Third Amended and Restated Limited Partnership Agreement of United Dominion Realty, L.P.

Exhibit 2(d) to the Company’s Form S-3 Registration Statement (Registration No. 333-64281) filed with the Commission on September 25, 1998.

3.01	Restated Articles of Incorporation.	Exhibit 4(a)(ii) to the Company’s Form S-3 Registration Statement (Registration No. 333-72885) filed with the Commission on February 24, 1999.

3.02	Restated By-Laws.	Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

4.01	Specimen Common Stock Certificate.	Exhibit 4(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

4.02	Form of Certificate for Shares of 8.60% Series B Cumulative Redeemable Preferred Stock.	Exhibit I(e) to the Company’s Form 8-A Registration Statement dated June 11, 1997.

Exhibit	Description	Location

4.03	First Amended and Restated Rights Agreement dates as of September 14, 1999, between the Company and ChaseMellon Shareholders Services, L.L.C., as Rights Agent, including Form of Rights Certificate.	Exhibit 4(i)(d)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

4.04

Note Purchase Agreement dated as of February 15, 1993, between the Company and CIGNA Property and Casualty Insurance Company, Connecticut General Life Insurance Company, on behalf of one or more separate accounts, Insurance Company of North America, Principal Mutual Life Insurance Company and Aid Association for Lutherans.

Exhibit 6(c)(5) to the Company’s Form 8-A Registration Statement dated April 19, 1990.

4.05	Credit Agreement dated as of November 14, 2000, between the Company and certain subsidiaries and a syndicate of banks represented by First Union National Bank.	Exhibit 4(ii)(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

4.06	Credit Agreement dated as of August 14, 2001, between the Company and certain subsidiaries and ARCS Commercial Mortgage Company, L.P., as Lender.	Exhibit 4(ii)(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

4.07	Credit Agreement dated as of December 12, 2001, between the Company and certain subsidiaries and ARCS Commercial Mortgage Company, L.P., as Lender.	Exhibit 4(ii)(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

4.08	Senior Indenture dated as of November 1, 1995.	Exhibit 4(ii)(h)(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

4.09	Subordinated Indenture dated as of August 1, 1994.	Exhibit 4(i)(m) to the Company’s Form S-3 Registration Statement (Registration No. 33-64725).

4.10	Form of Senior Debt Security.	Exhibit 4(i)(n) to the Company’s Form S-3 Registration Statement (Registration No. 33-64725).

4.11	Form of Subordinated Debt Security.	Exhibit 4(i)(o) to the Company’s Form S-3 Registration Statement (Registration No. 33-55159).

4.12	6.50% Notes due 2009.	Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

4.13	4.50% Medium-Term Note (Fixed Rate) in the principal amount of $150 million, issued February 27, 2003.	Filed herewith.

10.01	1985 Stock Option Plan, as amended.	Exhibit 10(iv) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

Exhibit	Description	Location

10.02	1991 Stock Purchase and Loan Plan.	Exhibit 10(viii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

10.03	Third Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of December 7, 1998.	Exhibit 10(vi) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.04	Subordination Agreement dated April 16, 1998, between the Company and United Dominion Realty, L.P.	Exhibit 10(vi)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

10.05	First Amendment to Third Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P.	Exhibit 10(vii)(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.06	Servicing and Purchase Agreement dated as of June 24, 1999, including as an exhibit thereto the Note and Participation Agreement forms.	Exhibit 10(vii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10.07	Description of Restricted Stock Awards Program.	Exhibit 10(ix) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.08	Description of United Dominion Realty Trust, Inc. Shareholder Value Plan.	Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.09	Description of United Dominion Realty Trust, Inc. Executive Deferral Plan.	Exhibit 10(xi) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.10	Retirement Agreement and Covenant Not to Compete between the Company and John P. McCann dated March 20, 2001.	Exhibit 10(xv) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.11	Description of Out-Performance Program.	Exhibit 10(xvii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.12	Description of Long Term Incentive Compensation Plan.	Exhibit 10(xix) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

12	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

21	Subsidiaries.	Filed herewith.

23	Consent of Independent Auditors.	Filed herewith.

99.1	Certification of Chief Executive Officer	Filed herewith.

99.2	Certification of Chief Financial Officer	Filed herewith.