Form 10-Q
period 2003-03-31
UNITED DOMINION REALTY TRUST INC
filed 2003-05-12
CIK 74208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 1-10524

United Dominion Realty Trust, Inc.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation of organization)	54-0857512 (I.R.S. Employer Identification No.)

1745 Shea Center Drive, Suite 200, Highlands Ranch, Colorado 80129

(Address of principal executive offices—zip code)

(720) 283-6120

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares of the issuer’s common stock, $1 par value, outstanding as of May 8, 2003 was 112,319,693.

UNITED DOMINION REALTY TRUST, INC.

FORM 10-Q

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Real estate owned:
Real estate held for investment (Note 2)	$3,909,588	$3,908,746
Less: accumulated depreciation	(784,139)	(742,876)

	3,125,449	3,165,870
Real estate under development	35,662	30,624
Real estate held for disposition (net of accumulated depreciation of $437 and $5,857) (Note 3)	25,389	22,256

Total real estate owned, net of accumulated depreciation	3,186,500	3,218,750
Cash and cash equivalents	4,513	3,152
Restricted cash	10,798	11,773
Deferred financing costs, net	21,586	17,548
Other assets	27,824	24,870
Real estate held for disposition assets	25	43

Total assets	$3,251,246	$3,276,136

LIABILITIES AND SHAREHOLDERS’ EQUITY
Secured debt (Note 4)	$1,008,779	$1,015,740
Unsecured debt (Note 5)	1,026,544	1,041,900
Real estate taxes payable	17,048	29,743
Accrued interest payable	14,337	11,908
Security deposits and prepaid rent	20,792	21,379
Distributions payable	36,700	35,141
Accounts payable, accrued expenses, and other liabilities	43,770	49,634
Real estate held for disposition liabilities	127	204

Total liabilities	2,168,097	2,205,649

Minority interests	67,911	69,216

Shareholder’ equity:
Preferred stock, no par value; $25 liquidation preference, 25,000,000 shares authorized;
5,416,009 shares 8.60% Series B Cumulative Redeemable issued and outstanding (5,416,009 in 2002)	135,400	135,400
8,000,000 shares 7.50% Series D Cumulative Convertible Redeemable issued and outstanding (8,000,000 in 2002)	175,000	175,000
Common stock, $1 par value; 150,000,000 shares authorized
109,028,102 shares issued and outstanding (106,605,259 in 2002)	109,028	106,605
Additional paid-in capital	1,175,356	1,140,786
Distributions in excess of net income	(566,024)	(541,428)
Deferred compensation—unearned restricted stock awards	(4,098)	(2,504)
Notes receivable from officer-shareholders	(2,539)	(2,630)
Accumulated other comprehensive loss, net (Note 9)	(6,885)	(9,958)

Total shareholders’ equity	1,015,238	1,001,271

Total liabilities and shareholders’ equity	$3,251,246	$3,276,136

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

Three Months Ended March 31,	2003	2002
REVENUES
Rental income	$151,418	$145,676
Non-property income	202	347

Total revenues	151,620	146,023
EXPENSES
Rental expenses:
Real estate taxes and insurance	17,486	16,483
Personnel	15,397	14,494
Utilities	9,494	8,639
Repairs and maintenance	9,635	8,478
Administrative and marketing	5,570	5,435
Property management	4,178	4,362
Other operating expenses	294	333
Real estate depreciation	39,305	35,630
Interest	31,507	31,613
(Gain) / loss on early debt retirement	(182)	15,814
General and administrative	5,449	7,621
Other depreciation and amortization	760	1,062

Total expenses	138,893	149,964

Income / (loss) before gains on sales of investments, minority interests, and discontinued operations	12,727	(3,941)
Gains on sales of land and depreciable property	—	1,201

Income / (loss) before minority interests and discontinued operations	12,727	(2,740)
Minority interests of outside partnerships	(375)	(454)
Minority interests of unitholders in operating partnerships	(367)	640

Income / (loss) before discontinued operations	11,985	(2,554)
Income from discontinued operations, net of minority interests (Note 3)	1,456	891

Net income / (loss)	13,441	(1,663)
Distributions to preferred shareholders—Series A and B	(2,911)	(2,911)
Distributions to preferred shareholders—Series D (Convertible)	(4,036)	(3,964)

Net income / (loss) available to common shareholders	$6,494	$(8,538)

Earnings / (loss) per common share—basic and diluted:
Income / (loss) before discontinued operations, net of minority interests	$0.05	$(0.09)
Income from discontinued operations, net of minority interests	$0.01	$0.01
Net income / (loss) available to common shareholders	$0.06	$(0.08)

Common distributions declared per share	$0.2850	$0.2775

Weighted average number of common shares outstanding—basic	107,698	103,654
Weighted average number of common shares outstanding—diluted	108,590	103,654

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

Three Months Ended March 31,	2003	2002
Operating Activities
Net income / (loss)	$13,441	$(1,663)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	40,065	40,387
Impairment loss on real estate and investments	—	2,301
Gains on sales of land and depreciable property	(1,045)	(918)
Minority interests	836	(125)
(Gain) / loss on early debt retirement	(182)	15,814
Amortization of deferred financing costs and other	1,442	1,149
Changes in operating assets and liabilities:
Decrease in operating liabilities	(15,424)	(13,478)
(Increase) / decrease in operating assets	(2,069)	471

Net cash provided by operating activities	37,064	43,938
Investing Activities
Proceeds from sales of real estate investments, net	11,350	3,042
Acquisition of real estate assets, net of liabilities assumed	(3,570)	(39,631)
Development of real estate assets	(4,152)	(6,692)
Capital expenditures and other major improvements—real estate assets, net of escrow reimbursement	(8,559)	(9,872)
Capital expenditures—non-real estate assets	(238)	(732)

Net cash used in investing activities	(5,169)	(53,885)
Financing Activities
Proceeds from the issuance of secured debt	—	324,282
Scheduled principal payments on secured debt	(6,729)	(5,341)
Non-scheduled principal payments and prepayment penalties on secured debt	—	(230,768)
Proceeds from the issuance of unsecured debt	150,000	—
Payments and prepayment penalties on unsecured debt	(207,307)	(54,281)
Net proceeds / (repayment) of revolving bank debt	42,000	(33,200)
Payment of financing costs	(4,883)	(2,884)
Proceeds from the issuance of common stock	34,973	54,317
Proceeds from the issuance of performance shares	—	55
Distributions paid to minority interests	(2,040)	(2,152)
Distributions paid to preferred shareholders	(6,875)	(6,885)
Distributions paid to common shareholders	(29,602)	(27,865)
Repurchase of common and preferred stock	(71)	(1,943)

Net cash (used in) / provided by financing activities	(30,534)	13,335
Net increase in cash and cash equivalents	1,361	3,388
Cash and cash equivalents, beginning of period	3,152	4,641

Cash and cash equivalents, end of period	$4,513	$8,029

Supplemental Information:
Interest paid during the period	$28,334	$33,306
Issuance of restricted stock awards	2,106	2,161
Non-cash transactions:
Conversion of operating partnership minority interests to common stock (5,956 shares in 2003 and 10,542 shares in 2002)	92	153

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(In thousands, except share data)

(Unaudited)

	Preferred Stock		Common Stock		Paid-in Capital	Distributions in Excess of Net Income	Deferred Compensation - Unearned Restricted Stock Awards	Notes Receivable from Officer- Shareholders	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2002	13,416,009	$310,400	106,605,259	$106,605	$1,140,786	$(541,428)	$(2,504)	$(2,630)	$(9,958)	$1,001,271
Comprehensive Income
Net income						13,441				13,441
Other comprehensive income:
Unrealized gain on derivative instruments (Note 6)									3,073	3,073

Comprehensive income						13,441			3,073	16,514

Issuance of common shares to employees, officers and director-shareholders			281,359	281	3,582					3,863
Issuance of common shares through dividend reinvestment and stock purchase plan			4,564	5	52					57
Issuance of common shares through public offering			2,000,000	2,000	28,946					30,946
Purchase of common and preferred stock			(4,564)	(5)	(66)					(71)
Issuance of restricted stock awards			135,528	136	1,970		(2,106)			—
Adjustment for conversion of minority interests of unitholders in operating partnerships			5,956	6	86					92
Principal repayments on notes receivable from officer-shareholders								91		91
Common stock distributions declared ($.285 per share)						(31,090)				(31,090)
Preferred stock distributions declared-Series B ($.5375 per share)						(2,911)				(2,911)
Preferred stock distributions declared-Series D ($.5089 per share)						(4,036)				(4,036)
Amortization of deferred compensation							512			512

Balance, March 31, 2003	13,416,009	$310,400	109,028,102	$109,028	$1,175,356	$(566,024)	$(4,098)	$(2,539)	$(6,885)	$1,015,238

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(UNAUDITED)

1. CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of United Dominion Realty Trust, Inc. and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership”), and Heritage Communities L.P. (the “Heritage OP”), (collectively, “United Dominion”). As of March 31, 2003, there were 100,984,826 units in the Operating Partnership outstanding, of which 94,618,101 units, or 93.7%, were owned by United Dominion and 6,366,725 units, or 6.3%, were owned by non-affiliated limited partners. As of March 31, 2003, there were 3,492,889 units in the Heritage OP outstanding, of which 3,115,471 units, or 89.2%, were owned by United Dominion and 377,418 units, or 10.8%, were owned by non-affiliated limited partners. The consolidated financial statements of United Dominion include the minority interests of the unitholders in the operating partnerships.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and related notes appearing in United Dominion’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

In the opinion of management, the consolidated financial statements reflect all adjustments which are necessary for the fair presentation of financial position at March 31, 2003 and results of operations for the interim periods ended March 31, 2003 and 2002. Such adjustments are normal and recurring in nature. All significant inter-company accounts and transactions have been eliminated in consolidation. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(UNAUDITED)

2. REAL ESTATE HELD FOR INVESTMENT

At March 31, 2003, there are 258 communities with 73,998 apartment homes classified as real estate held for investment. The following table summarizes the components of real estate held for investment at March 31, (dollars in thousands):

	March 31,	December 31,
	2003	2002
Land and land improvements	$717,022	$718,109
Buildings and improvements	2,980,285	2,980,689
Furniture, fixtures, and equipment	212,089	209,696
Construction in progress	192	252

Real estate held for investment	3,909,588	3,908,746
Accumulated depreciation	(784,139)	(742,876)

Real estate held for investment, net	$3,125,449	$3,165,870

3. INCOME FROM DISCONTINUED OPERATIONS

During 2002, United Dominion sold 25 communities with a total of 6,990 apartment homes, one parcel of land, and one commercial property with 143,000 square feet. For the three months ended March 31, 2003, United Dominion sold one community with a total of 220 apartment homes and one commercial property with 104,000 square feet. At March 31, 2003, United Dominion had one community with 264 apartment homes with a net book value of $16.3 million and three parcels of land with a net book value of $9.1 million included in real estate held for disposition. The results of operations for these properties are classified on the Consolidated Statements of Operations in the line item entitled “Income from discontinued operations, net of minority interests.”

The following is a summary of income from discontinued operations for the three months ended March 31, 2003 and 2002 (dollars in thousands):

	Three Months Ended March 31,
	2003	2002
Rental income	$785	$13,361
Rental expenses	280	5,284
Real estate depreciation	—	3,656
Interest	—	845
Impairment loss on real estate and investments	—	2,301
Other expenses	—	40

	280	12,126
Income before gains on sales of investments, and minority interests	505	1,235
Gain / (loss) on sale of depreciable property	1,045	(283)

Income before minority interests	1,550	952
Minority interests on income from discontinued operations	(94)	(61)

Income from discontinued operations, net of minority interests	$1,456	$891

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(UNAUDITED)

4. SECURED DEBT

Secured debt on continuing and discontinued operations, which encumbers $1.5 billion or 38.2% of United Dominion’s real estate owned ($2.4 billion or 61.8% of United Dominion’s real estate owned is unencumbered) consists of the following at March 31, 2003 (dollars in thousands):

	Principal Outstanding
			Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
	March 31, 2003	December 31, 2002	2003	2003	2003
Fixed Rate Debt
Mortgage notes payable (a)	$186,824	$187,927	7.56%	6.4	13
Tax-exempt secured notes payable	55,545	61,278	6.55%	11.0	7
Fannie Mae credit facilities	288,875	288,875	6.40%	7.8	9
Fannie Mae credit facilities—swapped	17,000	17,000	6.74%	1.1	—

Total fixed rate secured debt	548,244	555,080	6.82%	7.4	29

Variable Rate Debt
Mortgage notes payable	11,627	11,752	4.34%	7.0	3
Tax-exempt secured notes payable	7,770	7,770	1.01%	24.9	1
Fannie Mae credit facilities	370,469	370,469	1.81%	13.9	51
Freddie Mac credit facility	70,669	70,669	1.77%	7.8	8

Total variable rate secured debt	460,535	460,660	1.85%	13.0	63

Total Secured Debt	$1,008,779	$1,015,740	4.55%	10.0	92

(a) Includes fair value adjustments aggregating $1.9 million at March 31, 2003 and $2.2 million at December 31, 2002, recorded in connection with the assumption of debt associated with two acquisitions consummated in 1998.

Approximate principal payments due during each of the next five calendar years and thereafter, as of March 31, 2003, are as follows (dollars in thousands):

Year	Fixed Rate Maturities	Variable Rate Maturities	Total Secured Maturities
2003	$17,264	$330	$17,594
2004	60,027	462	60,489
2005	19,338	4,963	24,301
2006	31,226	3,846	35,072
2007	7,198	147	7,345
Thereafter	413,191	450,787	863,978

	$548,244	$460,535	$1,008,779

For the three months ended March 31, 2002, United Dominion recognized $15.8 million ($0.15 per diluted share) of expense as a result of prepayment penalties incurred from the refinancing of certain secured loans, using proceeds from the Fannie Mae and Freddie Mac credit facilities.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(UNAUDITED)

5. UNSECURED DEBT

A summary of unsecured debt at March 31, 2003 and December 31, 2002 is as follows (dollars in thousands):

	2003	2002
Commercial Banks
Borrowings outstanding under an unsecured credit facility due March 2007 (a)	$217,800	$—
Borrowings outstanding under an unsecured credit facility due August 2003 (a)	—	175,800
Borrowings outstanding under an unsecured term loan due May 2004–2005 (a)	—	100,000

Senior Unsecured Notes – Other
7.65% Medium-Term Notes due January 2003	—	10,000
7.22% Medium-Term Notes due February 2003	—	11,815
8.63% Notes due March 2003	—	78,005
7.98% Notes due March 2002–2003	—	7,428
5.05% City of Portland, OR Bonds due October 2003	7,345	7,345
7.67% Medium-Term Notes due January 2004	46,585	46,585
7.73% Medium-Term Notes due April 2005	21,100	21,100
7.02% Medium-Term Notes due November 2005	49,760	49,760
7.95% Medium-Term Notes due July 2006	85,374	85,374
7.07% Medium-Term Notes due November 2006	25,000	25,000
7.25% Notes due January 2007	92,255	92,265
4.50% Medium-Term Notes due March 2008 (b)	150,000	—
ABAG Tax-Exempt Bonds due August 2008	46,700	46,700
8.50% Monthly Income Notes due November 2008	29,081	29,081
6.50% Notes due June 2009	200,000	200,000
8.50% Debentures due September 2024 (c)	54,118	54,118
Other (d)	1,426	1,524

	808,744	766,100

Total Unsecured Debt	$1,026,544	$1,041,900

(a)	During the first quarter of 2003, United Dominion closed on a new three-year $500 million unsecured revolving credit facility. The credit facility replaced United Dominion’s $375 million unsecured revolving credit facility and $100 million unsecured term loan. If United Dominion receives commitments from additional lenders or if the initial lenders increase their commitments, United Dominion will be able to increase the credit facility to $650 million. At United Dominion’s option, the credit facility can be extended for one year to March 2007. At March 31, 2003, United Dominion had ten interest rate swap agreements associated with commercial bank borrowings under the new revolver with an aggregate notional value of $205 million under which United Dominion paid a fixed rate of interest and received a variable rate of interest on the notional amounts. The interest rate swaps, which mature from May 2003 through July 2004, effectively change United Dominion’s interest rate exposure on the $205 million of borrowings from a variable rate to a weighted average fixed rate of

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(UNAUDITED)

approximately 7.6%. As of March 31, 2003, the weighted average interest rate of the $217.8 million in commercial borrowings, after giving effect to swap agreements, was 7.2%.
(b)	In February 2003, United Dominion issued $150 million of 4.50% senior unsecured medium-term notes due in March 2008. The net proceeds of $149.3 million from the sale were used to repay amounts outstanding on United Dominion’s $375 million unsecured revolving credit facility.
(c)	Includes an investor put feature that grants a one-time option to redeem the debentures in September 2004.
(d)	Includes $1.4 million and $1.5 million at March 31, 2003 and December 31, 2002, respectively, of deferred gains from the termination of interest rate risk management agreements.

6. FINANCIAL INSTRUMENTS

United Dominion accounts for its derivative instruments in accordance with Statements of Financial Accounting Standards No. 133 and 138, “Accounting for Certain Derivative Instruments and Hedging Activities.” At March 31, 2003, all of United Dominion’s derivative financial instruments are interest rate swap agreements that are designated as cash flow hedges of debt with variable interest rate features, and are qualifying hedges for financial reporting purposes. For derivative instruments that qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings during the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.

The fair value of United Dominion’s derivative instruments is reported on the balance sheet at their current fair value. Estimated fair values for interest rate swaps rely on prevailing market interest rates. These fair value amounts should not be viewed in isolation, but rather in relation to the values of the underlying hedged transactions and investments and to the overall reduction in exposure to adverse fluctuations in interest rates. Each interest rate swap agreement is designated with all or a portion of the principal balance and term of a specific debt obligation. The interest rate swaps involve the periodic exchange of payments over the life of the related agreements. Amounts received or paid on the interest rate swaps are recorded on an accrual basis as an adjustment to the related interest expense of the outstanding debt based on the accrual method of accounting. The related amounts payable to and receivable from counterparties are included in other liabilities and other assets, respectively.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(UNAUDITED)

The following table presents the fair values of United Dominion’s derivative financial instruments outstanding, based on external market quotations, as of March 31, 2003 (dollars in thousands):

Notional Amount	Fixed Rate	Type of Contract	Effective Date	Contract Maturity	Fair Value
Secured Debt:
FNMA
$10,000	6.92%	Swap	12/01/99	04/01/04	(565)
7,000	6.48%	Swap	06/30/99	06/30/04	$(469)

17,000	6.74%				(1,034)

Unsecured Debt:
Bank Credit Facility
25,000	7.34%	Swap	11/15/00	05/15/03	(213)
20,000	7.34%	Swap	11/15/00	05/15/03	(171)
8,500	7.11%	Swap	12/04/00	05/15/03	(69)
25,000	7.29%	Swap	11/01/00	08/01/03	(548)
25,000	7.29%	Swap	11/01/00	08/01/03	(548)
25,000	7.11%	Swap	12/01/00	08/01/03	(529)
25,000	7.11%	Swap	12/04/00	08/01/03	(529)
23,500	8.52%	Swap	11/15/00	05/15/04	(1,479)
23,000	8.52%	Swap	11/15/00	05/15/04	(1,448)
5,000	8.65%	Swap	06/26/95	07/01/04	(338)

205,000	7.56%				(5,872)

$222,000	7.50%				$(6,906)

During the quarter ended March 31, 2003, United Dominion recognized $3.1 million of unrealized gains in comprehensive income and no gain or loss was recorded to net income for what would be the ineffective portion of its hedging instruments. In addition, United Dominion has recognized $6.9 million of derivative financial instrument liabilities on the Consolidated Balance Sheet.

As of March 31, 2003, United Dominion expects to reclassify $6.4 million of net losses on derivative instruments from accumulated other comprehensive loss to earnings (interest expense which, combined with the interest paid on the underlying debt, results in interest expense at the fixed rates shown above) during the next twelve months on the related hedged transactions.

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

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(UNAUDITED)

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Three months ended March 31,
	2003	2002
Numerator for basic and diluted earnings per share—
net income/(loss) available to common shareholders	$6,494	$(8,538)

Denominator:
Denominator for basic earnings per share—
Weighted average common shares outstanding	108,072	103,940
Non-vested restricted stock awards	(374)	(286)

	107,698	103,654

Effect of dilutive securities:
Employee stock options and non-vested restricted stock awards	892	—

Denominator for diluted earnings per share	108,590	103,654

Basic and diluted earnings/(loss) per share	$0.06	$(0.08)

The effect of the conversion of the operating partnership units and convertible preferred stock is not dilutive and is therefore not included in the above calculations. If the operating partnership units were converted to common stock, the additional shares of common stock outstanding for the three months ended March 31, 2003 and 2002 would be 6,961,519 and 7,055,186 weighted average shares, respectively. If the convertible preferred stock was converted to common stock, the additional shares of common stock outstanding for the three months ended March 31, 2003 and 2002 would be 12,307,692 weighted average common shares.

The effect of employee stock options for the three months ended March 31, 2002, was not included since its effect would be anti-dilutive due to the net loss to common shareholders incurred during the period.

8. STOCK-BASED COMPENSATION

United Dominion has elected to follow the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for its employee stock options because the alternative fair value accounting provided for under Statement 123, “Accounting for Stock Based Compensation” (“SFAS 123”), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of United Dominion’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(UNAUDITED)

The following table sets forth United Dominion’s earnings/(loss) and earnings/(loss) per share had United Dominion’s stock-based compensation expense been determined based upon the fair value method at the date of grant, consistent with the provisions of SFAS 123 (in thousand, except per share data):

	Three months ended March 31,
	2003	2002
Reported net income/(loss)	$6,494	$(8,538)
Stock-based employee compensation cost included in net income / (loss)	513	1,383
Stock-based employee compensation cost that would have been included in net income/(loss) under the fair value method	(587)	(1,476)

Proforma net income/(loss)	$6,420	$(8,631)

Earnings per common share—basic and diluted
As reported	$0.06	$(0.08)
Pro forma	$0.06	$(0.08)

9. COMPREHENSIVE INCOME

Total comprehensive income for the three months ended March 31, 2003 and 2002 was $16.5 million and $1.5 million, respectively. The difference between net income and total comprehensive income is primarily due to the fair value accounting for interest rate swaps.

10. COMMITMENTS AND CONTINGENCIES

Commitments

United Dominion is committed to completing its real estate currently under development, which has an estimated cost to complete of $56.0 million at March 31, 2003.

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

MARCH 31, 2003

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

If, on the valuation date, the cumulative total return of United Dominion’s common stock does not meet the minimum return or the total return of the peer group and there is no excess return, then the holders of the OPPSs will forfeit their entire initial investment of $1.27 million. The OPPSs, unlike United Dominion’s other OP Units, are not convertible into common stock except upon a change of control of United Dominion or upon the death of the participant. It is this feature, combined with the fact that management paid market value for the shares, that we believe makes this program better than previous programs, such as stock options, that were likewise designed to motivate and retain executives and key management. It ensures that management’s goals are perpetually aligned with the shareholders since the OP Units can not be conveyed or disposed of except as outlined previously. Accordingly, the contingently issuable OPPSs are not included in common stock and common stock equivalents in the calculation of earnings per share. Based upon results through March 31, 2003, 1,561,191 OPPSs would have been issued had the Program terminated on that date. However, since the ultimate determination of OPPSs to be issued will not occur until June 2003, and the number of OPPSs is determinable only upon future events, the financial statements do not reflect any additional impact for these events.

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

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(UNAUDITED)

11. RELATED PARTY TRANSACTIONS

As of March 31, 2003, United Dominion has $2.5 million of notes receivable from certain officers and directors of United Dominion (original principal balances of $3.0 million), at an interest rate of 7.0% that mature between December 2003 and October 2005. The purpose of the loans was for the borrowers to purchase shares of United Dominion’s common stock pursuant to United Dominion’s 1991 Stock Purchase and Loan Plan. The loans are evidenced by promissory notes between the borrowers and United Dominion and are secured by a pledge of the shares of common stock (236,750 shares with a market value of $3.8 million at March 31, 2003). The notes require that dividends received on the shares be applied towards payment of the notes.

In addition, United Dominion entered into a Servicing and Purchase Agreement (the “ Servicing Agreement”) with SunTrust Bank (the “Bank”) whereby United Dominion has agreed to act as servicing agent for and to purchase certain loans made by the Bank to officers and directors of United Dominion (the “Borrowers”) to finance the purchase of shares of United Dominion’s common stock. The loans are evidenced by promissory notes (“Notes”) between each Borrower and the Bank. The Servicing Agreement provides that the Bank can require United Dominion to purchase the Notes upon an event of default by the Borrower or United Dominion under the Servicing Agreement and at certain other times during the term of the Servicing Agreement. The aggregate outstanding principal balance of the Notes as of March 31, 2003 was $10.8 million (original principal balance was $12.2 million), and all of the Notes mature during 2004. Because certain of the Borrowers elected floating rate loans and others elected fixed rate loans, the interest rates on these loans as of March 31, 2003 ranged from 2.08% to 7.68%. Each Borrower entered into a Participation Agreement with United Dominion that requires that all cash dividends received on the shares (1,033,347 shares at March 31, 2003 with a closing market value of $16.5 million) be applied towards payment of the Notes. Based upon the fact that 100% of all cash dividend payments are paid to amortize the Notes and that the Notes are recourse to the Borrowers, United Dominion believes that its exposure to liability under the Notes is remote.

12. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities.” This statement refines the identification process of variable interest entities and how an entity assesses its interests in a variable interest entity to decide whether to consolidate that entity. United Dominion, from time to time, enters into partnership and joint venture arrangements, which may be required to be consolidated under this statement. As of March 31, 2003, none of United Dominion’s joint venture investments require consolidation.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition disclosure requirements of SFAS 148 are effective for the fiscal year 2003. The interim and annual disclosure requirements are effective for the third quarter of 2003. As of March 31, 2003, United Dominion has elected to adopt the disclosure requirements of SFAS 148.

In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This statement requires that a liability for the fair value of a guarantee be recognized at the time the obligation is undertaken. The statement also requires that the liability be measured over the term of the related guarantee. This statement is effective for all

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(UNAUDITED)

guarantees entered into subsequent to December 31, 2002. For all guarantees entered into prior to December 31, 2002, there is to be no change in accounting; however, disclosure of management’s estimate of its future obligation under the guarantee is to be made. As of March 31, 2003, management estimates that its likelihood of funding its guarantor obligations is remote and that the impact to United Dominion would be immaterial.

In April 2002, the FASB issued Statement 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction” (“SFAS No. 145”). Statement 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS No. 4”), required that gains and losses from the extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item. As of March 31, 2003, United Dominion has recorded current period items and reclassified prior period items that do not meet the extraordinary classification into continuing operations in accordance with the provisions of SFAS No. 145. Additionally, gains and losses related to debt extinguishment are now classified in income from continuing operations.

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

OPERATIONAL EXCELLENCE – Operational excellence is a way of doing business with consistent, standard systems and business processes throughout our organization, to provide customers, residents, and associates similar experiences regardless of location. Through operational excellence, we believe that we can enhance our existing portfolio and new properties we seek to acquire, deliver superior service to our residents, and provide greater returns to our investors.

MIDDLE-MARKET – United Dominion will focus efforts on owning and managing apartments that provide housing for customers who cannot typically afford an entry-level home, or customers who choose apartment living over other alternatives. We will primarily serve the price-sensitive, value-for-money customers, in the broad middle-market segments of the population.

PORTFOLIO MANAGEMENT – We intend to continue to own and operate middle-market apartment homes across a geographically diverse platform. We believe that enhancing our presence in 25 to 30 core markets will enable us to capitalize on operating efficiencies. As local market cycles create opportunities, we intend to exit current markets where long-term growth is below the national average (the “non-core markets”), and redeploy capital within our core markets.

We believe that over the long-term, the fundamental principles of operational excellence, middle-market focus, and proactive portfolio management will better position United Dominion to serve its residents, increase profitability, provide rewarding careers to our associates, and capitalize on changes in the marketplace.

At March 31, 2003, United Dominion’s portfolio included 259 communities with 74,262 apartment homes nationwide. The following table summarizes United Dominion’s market information by major geographic markets (includes real estate held for disposition, real estate under development, and land, but excludes commercial properties):

	As of March 31, 2003				Quarter Ended March 31, 2003
	Number of Apartment Communities	Number of Apartment Homes	Percentage of Carrying Value	Carrying Value (in thousands)	Average Physical Occupancy	Average Monthly Rental Rates
Dallas, TX	15	5,133	6.6%	$262,593	95.6%	$674
Houston, TX	22	5,726	5.9%	232,705	89.6%	644
Phoenix, AZ	11	3,635	5.5%	217,108	91.8%	717
Orlando, FL	14	4,140	5.2%	207,031	93.0%	717
Raleigh, NC	11	3,663	5.2%	204,413	93.0%	742
Metropolitan DC	8	2,331	4.4%	173,331	95.8%	972
Arlington, TX	10	3,465	4.0%	158,419	94.8%	668
Tampa, FL	10	3,372	3.9%	154,419	93.5%	700
Columbus, OH	6	2,530	3.8%	149,397	93.4%	680
San Francisco, CA	4	980	3.6%	141,346	96.3%	1,536
Charlotte, NC	10	2,711	3.5%	139,229	96.0%	604
Southern California	5	1,558	3.3%	130,607	95.1%	964
Nashville, TN	8	2,220	3.0%	120,764	93.4%	660
Greensboro, NC	8	2,122	2.6%	104,769	93.7%	579
Monterey Peninsula, CA	9	1,706	2.5%	98,664	92.7%	912
Richmond, VA	8	2,372	2.5%	98,114	95.8%	710
Wilmington, NC	6	1,868	2.3%	91,394	91.1%	635
Baltimore, MD	7	1,470	2.3%	89,698	96.0%	900
Atlanta, GA	6	1,426	1.8%	72,705	92.3%	677
Columbia, SC	6	1,584	1.6%	62,877	93.8%	597
Jacksonville, FL	3	1,157	1.5%	59,067	96.5%	677
Norfolk, VA	6	1,438	1.4%	54,899	95.3%	716
Lansing, MI	4	1,226	1.3%	50,565	95.1%	658
Seattle, WA	3	628	0.9%	34,362	91.5%	744
Other Western	6	2,650	4.0%	157,517	89.4%	793
Other Pacific	8	2,275	3.1%	124,349	92.6%	754
Other Southwestern	8	2,077	2.8%	110,472	87.2%	687
Other Florida	8	2,089	2.7%	108,326	95.7%	843
Other Midwestern	10	2,123	2.4%	96,571	94.4%	624
Other North Carolina	8	1,893	1.9%	76,041	92.9%	580
Other Southeastern	4	1,394	1.8%	69,464	89.9%	582
Other Mid-Atlantic	5	928	1.1%	42,911	96.7%	822
Other Northeastern	2	372	0.5%	18,272	96.3%	707
Real Estate Under Development	—	—	0.6%	24,366	—	—
Land	—	—	0.5%	20,351	—	—

Total Apartments	259	74,262	100.0%	$3,957,116	93.3%	$719

Liquidity and Capital Resources

Liquidity is the ability to meet present and future financial obligations either through the sale or maturity of existing assets or by the acquisition of additional funds through capital management. Both the coordination of asset and liability maturities and effective capital management are important to the maintenance of liquidity. United Dominion’s primary source of liquidity is its cash flow from operations as determined by rental rates, occupancy levels, and operating expenses related to its portfolio of apartment homes. United Dominion routinely uses its unsecured bank credit facility to temporarily fund certain investing and financing activities prior to arranging for longer-term financing. During the past several years, proceeds from the sale of real estate have been used for both investing and financing activities.

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

In January 2003, coinciding with our inclusion in the S&P MidCap 400 Index, United Dominion sold 2.0 million shares of common stock at a public offering price of $15.71 per share under its $1.0 billion shelf registration statement. We received net proceeds from this offering, after an underwriting discount, of $31.2 million, which were used to repay debt and for general corporate purposes. In February 2003, United Dominion sold $150 million of 4.50% medium-term notes due in March 2008 under a new $300 million medium-term note program. The net proceeds from the issuance of approximately $149.3 million were used to repay amounts outstanding on United Dominion’s unsecured revolving credit facility. As of March 31, 2003, approximately $819 million of equity and debt securities remain available for use under the shelf registration. Access to capital markets is dependent on market conditions at the time of issuance.

Subsequent to March 31, 2003, United Dominion sold 3.0 million shares of common stock at a public offering price of $16.97 per share. We received net proceeds from this offering of $49.2 million, which will be used for general corporate purposes, including the repayment of debt and the repurchase of shares of preferred stock.

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

During the remainder of 2003, United Dominion has approximately $17.6 million of secured debt and $7.7 million of unsecured debt maturing that we anticipate repaying using proceeds from borrowings under our secured or unsecured credit facilities, or the issuance of new unsecured debt securities.

Critical Accounting Policies and Estimates

Our critical accounting policies are those having the most impact on the reporting of our financial condition and results and those requiring significant judgments and estimates. These policies include those related to (1) capital expenditures, (2) impairment of long-lived assets, and (3) derivatives and hedging activities. Our critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2002. There have been no significant changes in our critical accounting policies from those reported in our 2002 Annual Report on Form 10-K. With respect to these critical accounting policies, management believes that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.

Statements of Cash Flow

The following discussion explains the changes in net cash provided by operating activities and net cash used in investing and financing activities that are presented in United Dominion’s Consolidated Statements of Cash Flows.

Operating Activities

For the quarter ended March 31, 2003, United Dominion’s cash flow provided by operating activities was $37.1 million compared to $43.9 million for the quarter ended March 31, 2002. The decrease in cash flow provided by operating activities resulted primarily from a decrease in property operating income provided by our same communities and a decrease in the overall size of United Dominion’s apartment community portfolio (see discussion under “Apartment Community Operations”), and to a lesser extent, the increase in other assets related to payments made for prepaid insurance premiums that were made in the prior year, partially offset by a decrease in general and administrative expenses.

Investing Activities

For the quarter ended March 31, 2003, net cash used in investing activities was $5.2 million compared to $53.9 million for the quarter ended March 31, 2002. Changes in the level of investing activities from period to period reflects United Dominion’s strategy as it relates to its acquisition, capital expenditure, development, and disposition programs, as well as the impact of the capital market environment on these activities.

Acquisitions

During the three months ended March 31, 2003, United Dominion acquired one parcel of land in Irving, Texas for $3.1 million. During 2003, we plan to continue to channel new investments to those markets that are projected to provide the best investment returns for us over the next ten years. Markets will be targeted based upon defined criteria including past performance, expected job growth, current and anticipated housing supply and demand, and the ability to attract and support household formation.

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

During the quarter ended March 31, 2003, $8.5 million or $116 per home was spent on capital expenditures for all of United Dominion’s communities excluding development and commercial properties. These capital improvements included turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as HVAC equipment, roofs, landscaping, siding, parking lots, and other non-revenue enhancing capital expenditures, which aggregated $6.7 million or $91 per home. In addition, revenue enhancing capital expenditures, including water sub-metering, the initial installation of microwaves or washer-dryers, and extensive interior upgrades totaled $1.3 million or $18 per home and major renovations totaled $0.5 million or $7 per home for the quarter ended March 31, 2003.

The following table outlines capital expenditures and repairs and maintenance costs for United Dominion’s total portfolio, excluding real estate under development and commercial properties for the periods presented (dollars in thousands):

	Quarter ended March 31,			(Per Unit) Quarter ended March 31,
	2003	2002	% Change	2003	2002	% Change
Turnover capital expenditures	$3,090	$4,416	-30.0%	$42	$58	-27.6%
Other recurring capital expenditures	3,607	2,989	20.7%	49	39	25.6%

Total recurring capital expenditures	6,697	7,405	-9.6%	91	97	-6.2%
Revenue enhancing improvements	1,338	2,451	-45.4%	18	32	-43.8%
Major renovations	524	16	3175.0%	7	—	100.0%

Total capital improvements	$8,559	$9,872	-13.3%	$116	$129	-10.1%

Repairs and maintenance	9,646	9,177	5.1%	132	120	10.0%

Total expenditures	$18,205	$19,049	-4.4%	$248	$249	-0.4%

Total capital improvements decreased $1.3 million or $13 per home in the first quarter of 2003 compared to the first quarter of 2002 as challenging economic conditions negatively impacted the visibility of potential investment returns. United Dominion will continue to selectively add revenue enhancing improvements which we believe will provide a return on investment substantially in excess of United Dominion’s cost of capital. Recurring capital expenditures during 2003 are currently expected to be approximately $435 per home.

Real Estate Under Development

Development activity is focused in core markets that have strong operations in place. For the quarter ended March 31, 2003, United Dominion invested approximately $4.2 million in development projects, down $2.5 million from $6.7 million for the quarter ended March 31, 2002.

The following projects were under development at March 31, 2003:

	Location	Number of Apartment Homes	Completed Apartment Homes	Cost to Date (In thousands)	Budgeted Cost (In thousands)	Estimated Cost Per Home	Expected Completion Date
The Mandolin II	Dallas, TX	178	—	$8,100	$13,300	$74,700	4Q03
2000 Post III	San Francisco, CA	24	—	2,100	6,600	275,000	3Q04
Rancho Cucamonga	Los Angeles, CA	414	—	14,200	60,400	145,900	4Q05

		616	—	$24,400	$80,300	$130,400

In addition, United Dominion owns seven parcels of land that it continues to hold for future development that had a carrying value at March 31, 2003 of $11.3 million. Five of the seven parcels represent additional phases to existing communities as United Dominion plans to add apartment homes adjacent to currently owned communities that are in improving markets.

Development Joint Venture

In September 2002, United Dominion signed a development joint venture agreement with AEGON USA Realty Advisors, Inc. in which United Dominion serves as the managing member. The joint venture is expected to develop approximately eight to ten garden style apartment communities over the next three to five years, with a total development cost of up to $210 million. The joint venture will obtain bank construction financing for 65% to 80% of total costs. The joint venture will provide equity contributions for the balance of the costs with AEGON providing 80% and United Dominion providing 20%. United Dominion will serve as the developer, general contractor, and property manager for the joint venture, and will guarantee those project development costs, excluding financing costs (including fees and interest), which exceed the defined project cost budgeted amounts for each respective project, as they come to fruition. As of March 31, 2003, the joint venture had not commenced operations.

Disposition of Investments

For the three months ended March 31, 2003, United Dominion sold one community with 220 apartment homes and one commercial property for an aggregate sales price of approximately $12.2 million and recognized gains for financial reporting purposes of $1.0 million. Proceeds from the sales were used primarily to reduce debt.

During 2003, United Dominion plans to continue to pursue its strategy of exiting markets where long-term growth prospects are limited and redeploying capital into markets that would enhance future growth rates and economies of scale. We intend to use proceeds from 2003 dispositions to acquire communities, fund development activity, and reduce debt.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2003 was $30.5 million compared to net cash provided by financing activities of $13.3 million for the three months ended March 31, 2002. As part of the plan to improve United Dominion’s balance sheet position, we utilized proceeds from dispositions, equity and debt offerings, and refinancings to extend maturities, pay down existing debt, and purchase new properties.

The following is a summary of our financing activities for the three months ended March 31, 2003:

•	Repaid $6.7 million of secured debt and $207.3 million of unsecured debt.

•	Sold 2.0 million shares of common stock at a public offering price of $15.71 per share under our $1 billion shelf registration statement in January 2003. We received net proceeds from this offering, after an underwriting discount, of $31.2 million, which were used to repay debt and for general corporate purposes.

•	Sold $150 million of 4.50% medium-term notes due in March 2008 in February 2003 under a new $300 million medium-term note program. The net proceeds from the issuance of $149.3 million were used to repay amounts outstanding on United Dominion’s $375 million unsecured revolving credit facility.

•	Negotiated a new $500 million unsecured revolving credit facility to replace United Dominion’s $375 million unsecured revolver and $100 million unsecured term loan in March 2003. The credit facility’s interest rate is 25 and 30 basis points lower than the previous unsecured revolver and term loan, respectively.

Credit Facilities

United Dominion has four secured revolving credit facilities with Fannie Mae with an aggregate commitment of $860 million and one with Freddie Mac for $72 million. As of March 31, 2003, $676.3 million was outstanding under the Fannie Mae credit facilities leaving $183.7 million of unused capacity. The Fannie Mae credit facilities are for an initial term of ten years, bear interest at floating and fixed rates, and can be extended for an additional five years at United Dominion’s discretion. As of March 31, 2003, $70.7 million had been funded under the Freddie Mac credit facility leaving $1.3 million of unused capacity. The Freddie Mac credit facility is for an initial term of five years with an option by United Dominion to extend for an additional four-year term at the then market rate.

As of March 31, 2003, the aggregate borrowings under both the Fannie Mae and Freddie Mac credit facilities was $747.0 million. We have $305.9 million of the funded balance fixed at a weighted average interest rate of 6.4%. The remaining balance on these facilities is currently at a weighted average variable rate of 1.8%.

United Dominion has a new $500 million three-year unsecured revolving credit facility that matures in March 2006. The credit facility replaces United Dominion’s $375 million unsecured revolver and $100 million unsecured term loan. If United Dominion receives commitments from additional lenders or if the initial lenders increase their commitments, it will be able to increase the credit facility to $650 million. At United Dominion’s option, the credit facility can be extended one year to March 2007. Based on our current credit ratings, the credit facility bears interest at a rate equal to LIBOR plus 90 basis points. As of March 31, 2003, $217.8 million was outstanding under the credit facility leaving $282.2 million of unused capacity.

The Fannie Mae and Freddie Mac credit facilities and the bank revolving credit facility are subject to customary financial covenants and limitations. As of March 31, 2003, management believes that United Dominion is in compliance with all covenants and limitations.

Information concerning short-term bank borrowings under United Dominion’s credit facility and unsecured term loan is summarized in the table that follows (dollars in thousands):

	Three months ended March 31, 2003	Twelve months ended December 31, 2002
Total line of credit	$500,000	$475,000
Borrowings outstanding at end of period	217,800	275,800
Weighted average daily borrowings during the period	188,829	256,493
Maximum daily borrowings outstanding during the period	218,800	411,600
Weighted average interest rate during the period	2.3%	3.0%
Weighted average interest rate at end of period	2.2%	2.5%
Weighted average interest rate at end of period, after giving effect to swap agreements	7.2%	6.8%

Derivative Instruments

As part of United Dominion’s overall interest rate risk management strategy, we use derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. United Dominion’s derivative transactions used for interest rate risk management include various interest rate swaps with indices that relate to the pricing of specific financial instruments of United Dominion. United Dominion believes that it has appropriately controlled its interest rate risk through the use of derivative instruments. During the first three months of 2003, the fair value of United Dominion’s derivative instruments has improved from an unfavorable value position of $9.6 million at December 31, 2002 to an unfavorable value position of $6.9 million at March 31, 2003. This decrease is primarily due to the normal progression of the fair market value of derivative instruments to get closer to zero as they near the end of their terms (see Note 6 to the consolidated financial statements).

Funds from Operations

Funds from operations (“FFO”) is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from sales of depreciable property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. United Dominion computes

FFO for all periods presented in accordance with the recommendations set forth by the National Association of Real Estate Investment Trust’s October 1, 1999 White Paper. Adjusted funds from operations (“AFFO”) is defined as FFO less recurring capital expenditures for our stabilized portfolio of $435 per unit in 2003 and $425 per unit in 2002. The 2003 unit charge will be adjusted to actual at year end. United Dominion considers FFO and AFFO in evaluating property acquisitions and its operating performance, and believes that FFO and AFFO should be considered along with, but not as an alternative to, net income as a measure of United Dominion’s operating performance and liquidity. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. We believe that FFO and AFFO are the best measures of economic profitability for real estate investment trusts.

The following table outlines United Dominion’s FFO calculation for the three months ended March 31, (dollars in thousands):

	Three Months Ended March 31,
In thousands, except per share amounts	2003	2002
Net income (loss)	$13,441	$(1,663)

Adjustments:
Distributions to preferred shareholders	(6,947)	(6,875)
Real estate depreciation, net of outside partners’ interest	39,108	35,239
Minority interests of unitholders in operating partnership	367	(640)
Real estate depreciation related to unconsolidated entities	33	183
Gains on sales of depreciable property, net of outside partners’ interest	—	(1,201)

Discontinued Operations:
Real estate depreciation	—	3,656
Minority interests of unitholders in operating partnership	94	61
Impairment loss on real estate	—	2,301
(Gains) / losses on sales of depreciable property	(1,045)	283

Funds from operations (“FFO”)—basic	$45,051	$31,344

Adjustment:
Distribution to preferred shareholders—Series D (Convertible)	$4,036	$3,964

Funds from operations—diluted	$49,087	$35,308

Adjustment:
Recurring capital expenditures	$(7,969)	$(8,133)

Adjusted funds from operations (“AFFO”)—diluted	$41,118	$27,175

Weighted average number of common shares and OP Units outstanding—basic	114,659	111,006

Weighted average number of common shares, OP Units, and common stock equivalents outstanding—diluted	129,420	124,977

In the computation of diluted FFO, OP Units, out-performance partnership shares, and the shares of Series D convertible preferred stock are dilutive; therefore, they are included in the diluted share count.

Results of Operations

The following discussion includes the results of both continuing and discontinued operations for the periods presented.

Net Income Available to Common Shareholders

Net income available to common shareholders was $6.5 million ($0.06 per share) for the quarter ended March 31, 2003, compared to a net loss of $8.5 million ($0.08 per share) for the quarter ended March 31, 2002. The increase in net income available to common shareholders resulted primarily from $15.8 million in prepayment penalties paid in 2002 in connection with the refinancing of mortgage debt, a $2.3 million impairment charge in 2002 related to a portfolio of assets sold in Memphis, Tennessee, and a $1.5 million provision made for the buyout of certain long-term security monitoring contracts during the first quarter of 2002. Excluding these charges, the decrease for the period was primarily due to the overall decrease in total apartment community operating income as further discussed below.

Apartment Community Operations

United Dominion’s net income is primarily generated from the operation of its apartment communities. The following table summarizes the operating performance of United Dominion’s total apartment portfolio for each of the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2003	2002	% Change
Property rental income	$151,924	$158,561	-4.2%
Property operating expense*	(57,775)	(58,614)	-1.4%

Property operating income	$94,149	$99,947	-5.8%

Weighted average number of homes	73,629	77,741	-5.3%
Physical occupancy**	93.4%	93.5%	-0.1%

*	Excludes depreciation, amortization, and property management expenses
**	Based upon weighted average number of homes

The decrease in property operating income provided by the same communities, development communities, and acquisition communities since March 31, 2002 is primarily due to a 4.5% or $4.1 million decrease in same community property operating income, and to a lesser extent, the overall decrease in the size of United Dominion’s apartment community portfolio.

Same Communities

United Dominion’s same communities (those communities acquired, developed, and stabilized prior to January 1, 2002 and held on January 1, 2003, which consisted of 68,729 apartment homes at March 31, 2003) provided 92% of our property operating income for the three month period ended March 31, 2003.

For the first quarter of 2003, same community property operating income decreased 4.5% or $4.1 million compared to the same period in 2002 as a result of a 2.1% or $3.0 million decrease in revenues from rental and other income and a 2.0% or $1.1 million increase in operating expenses. The decrease in revenues from rental and other income was primarily driven by a 1.9% or $2.8 million decrease in rental rates, a 7.1 % or $0.3 million increase in concessions, a 139.2% or $0.4 million increase in bad debt, and a 6.8% or $0.3 million decrease in other fee income. These decreases in income were partially offset by a 19.9% or $0.7 million increase in sub-meter, trash, and vacant utility reimbursements. Physical occupancy remained constant at 93.5% for both periods. The increase in property operating expenses was primarily driven by a 7.5% or $0.6 million increase in repairs and maintenance costs, a 3.3% or $0.4 million increase in personnel costs, an 8.3% or $0.4 million increase in administrative and marketing expense, a 3.1% or $0.4 million increase in taxes, and a 3.7 % or $0.3 million increase in utilities expense. These increases were partially offset by a 13.0% or $0.4 million decrease in insurance costs and a 67.6% or $0.4 million decrease in incentive compensation.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property operating income divided by property rental income) decreased 1.6% to 61.9%.

Non-Mature Communities

The remaining 8% of United Dominion’s property operating income during the first quarter of 2003 was generated from its non-mature communities (those communities acquired or developed during 2002 and 2003, sold properties, and those properties classified as real estate held for disposition). The 11 communities with 3,685 apartment homes acquired by United Dominion during 2002 and 2003 provided $5.4 million of property operating income. In addition, United Dominion’s development communities, which included 208 apartment homes constructed since January 1, 2002, provided $1.2 million of property operating income during 2003, the one community with 264 apartment homes classified as real estate held for disposition provided $0.4 million of property operating income, and other non-mature communities provided $0.9 million of property operating income for the quarter ended March 31, 2003.

Real Estate Depreciation

For the three months ended March 31, 2003, real estate depreciation on both continuing and discontinued operations remained relatively constant compared to the same period in 2002 regardless of a decrease in the weighted average number of apartment homes experienced from March 31 2002 to March 31, 2003 primarily due to the newly acquired properties having a significantly higher per home cost compared to those properties that have been disposed of, and other capital expenditures.

Interest Expense

For the three months ended March 31, 2003, interest expense on both continuing and discontinued operations decreased $1.0 million or 2.9% from the same period in 2002 primarily due to debt refinancings, decreasing interest rates, and an overall decrease in the weighted average level of debt outstanding. For the quarter ended March 31, 2003, the weighted average amount of debt outstanding decreased 1.2% or $26.0 million when compared to the same period in the prior year and the weighted average interest rate decreased from 6.2% to 5.9% in 2003. The weighted average amount of debt employed during 2003 is lower than 2002 as we have used proceeds from the issuance of common stock to repay debt. The decrease in the average interest rate during 2003 reflects the ability of United Dominion to take advantage of declining interest rates through refinancing and the utilization of variable rate debt.

General and Administrative

For the three months ended March 31, 2003, general and administrative expenses decreased $2.2 million or 28.5% compared to the same period in 2002. The decrease was primarily due to a provision made in the first quarter of 2002 for the pending buyout of certain long-term security monitoring contracts as well as a decrease in incentive compensation expense for the quarter ended March 31, 2003.

Gains on Sales of Land and Depreciable Property

For the three months ended March 31, 2003, United Dominion recognized gains for financial reporting purposes of $1.0 million compared to $0.9 million for the comparable period last year. Changes in the level of gains recognized from period to period reflect the changing level of United Dominion’s divestiture activity from period to period, as well as the extent of gains related to specific properties sold.

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

For a discussion of these and other factors affecting our business and prospects, see “Item 1.—Business—Factors Affecting Our Business and Prospects” in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

See United Dominion’s Form 10-K for the year ended December 31, 2002 “Item 7A Qualitative and Quantitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of March 31, 2003, United Dominion’s market risk has not changed materially from the amounts reported on the Form 10-K for the year ended December 31, 2002.

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

We filed the following Current Reports on Form 8-K during the quarter ended March 31, 2003. The information provided under Item 9. Regulation FD Disclosure is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

Current Report on Form 8-K dated January 27, 2003, filed with the Securities Exchange Commission on January 30, 2003, under Item 5. Other Events and under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

Current Report on Form 8-K dated February 10, 2003, filed with the Securities Exchange Commission on February 12, 2003, under Item 5. Other Events and under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

Current Report on Form 8-K dated February 24, 2003, filed with the Securities Exchange Commission on February 25, 2003, under Item 5. Other Events and under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED DOMINION REALTY TRUST, INC. (registrant)

Date: May 12, 2003	/s/ CHRISTOPHER D. GENRY Christopher D. Genry Executive Vice President and Chief Financial Officer

Date: May 12, 2003	/s/ SCOTT A. SHANABERGER
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

Date: May 12, 2003	/s/ THOMAS W. TOOMEY
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

Date: May 12, 2003	/s/ CHRISTOPHER D. GENRY
Christopher D. Genry Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

4.1*	Form of Fixed Rate Note.

4.2*	Form of Floating Rate Note.

12	Computation of Ratio of Earnings to Fixed Charges.

99.1	Certification of the Chief Executive Officer.

99.2	Certification of the Chief Financial Officer.

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 24, 2003, as filed with the Securities and Exchange Commission on February 25, 2003 (Commission File No. 1-10524).