Form 10-Q
period 2003-06-30
UNITED DOMINION REALTY TRUST INC
filed 2003-08-13
CIK 74208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-10524

United Dominion Realty Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	54-0857512
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

1745 Shea Center Drive, Suite 200, Highlands Ranch, Colorado 80129

(Address of principal executive offices - zip code)

(720) 283-6120

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒   No  ☐

The number of shares of the issuer’s common stock, $1 par value, outstanding as of August 8, 2003 was 116,041,213.

UNITED DOMINION REALTY TRUST, INC.

FORM 10-Q

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS

Real estate owned:
Real estate held for investment (Note 2)	$4,070,585	$3,908,746
Less: accumulated depreciation	(810,978)	(742,876)

	3,259,607	3,165,870
Real estate under development	38,552	30,624
Real estate held for disposition (net of accumulated depreciation of $13,022 and $5,857) (Note 3)	81,299	22,256

Total real estate owned, net of accumulated depreciation	3,379,458	3,218,750
Cash and cash equivalents	1,627	3,152
Restricted cash	7,147	11,773
Deferred financing costs, net	23,801	17,548
Investment in unconsolidated development joint venture (Note 4)	3,581	—
Other assets	30,440	24,870
Real estate held for disposition assets	284	43

Total assets	$3,446,338	$3,276,136

LIABILITIES AND SHAREHOLDERS’ EQUITY

Secured debt (Note 5)	$1,045,178	$1,015,740
Unsecured debt (Note 6)	1,062,647	1,041,900
Real estate taxes payable	24,032	29,743
Accrued interest payable	11,631	11,908
Security deposits and prepaid rent	20,931	21,379
Distributions payable	38,197	35,141
Accounts payable, accrued expenses, and other liabilities	42,196	49,634
Real estate held for disposition liabilities	2,804	204

Total liabilities	2,247,616	2,205,649

Minority interests	89,227	69,216

Shareholders’ equity:
Preferred stock, no par value; $25 liquidation preference, 25,000,000 shares authorized;
5,416,009 shares 8.60% Series B Cumulative Redeemable issued and outstanding (5,416,009 in 2002)	135,400	135,400
6,000,000 shares 7.50% Series D Cumulative Convertible Redeemable issued and outstanding (8,000,000 in 2002)	131,250	175,000
3,425,217 shares 8.00% Series E Cumulative Convertible issued and outstanding (0 in 2002)	56,893	—
Common stock, $1 par value; 250,000,000 shares authorized 115,885,074 shares issued and outstanding (106,605,259 in 2002)	115,885	106,605
Additional paid-in capital	1,280,072	1,140,786
Distributions in excess of net income	(596,406)	(541,428)
Deferred compensation—unearned restricted stock awards	(6,736)	(2,504)
Notes receivable from officer-shareholders	(2,291)	(2,630)
Accumulated other comprehensive loss, net (Note 10)	(4,572)	(9,958)

Total shareholders’ equity	1,109,495	1,001,271

Total liabilities and shareholders’ equity	$3,446,338	$3,276,136

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
REVENUES
Rental income	$149,118	$144,353	$297,194	$286,721
Non-property income	194	400	396	747

Total revenues	149,312	144,753	297,590	287,468

EXPENSES
Rental expenses:
Real estate taxes and insurance	17,106	16,473	34,241	32,629
Personnel	14,699	13,794	29,714	27,866
Utilities	8,760	7,808	17,806	16,101
Repair and maintenance	9,385	8,349	18,729	16,571
Administrative and marketing	5,689	4,795	11,137	10,125
Property management	4,201	4,354	8,379	8,716
Other operating expenses	316	322	610	656
Real estate depreciation	38,944	36,507	77,542	71,473
Interest	29,594	32,569	61,094	64,014
Loss/(gain) on early debt retirement	—	447	(171)	15,389
General and administrative	5,144	4,884	10,594	12,505
Other depreciation and amortization	765	1,211	1,519	2,266

Total expenses	134,603	131,513	271,194	278,311

Income before minority interests and discontinued operations	14,709	13,240	26,396	9,157
Minority interests of outside partnerships	(239)	(266)	(614)	(721)
Minority interests of unitholders in operating partnerships	(63)	(369)	(368)	353

Income before discontinued operations	14,407	12,605	25,414	8,789
Income from discontinued operations, net of minority interests (Note 3)	1,077	14,783	3,510	16,938

Net income	15,484	27,388	28,924	25,727
Distributions to preferred shareholders—Series B	(2,911)	(2,911)	(5,822)	(5,822)
Distributions to preferred shareholders—Series D (Convertible)	(3,393)	(3,964)	(7,428)	(7,929)
Distributions to preferred shareholders—Series E (Convertible)	(228)	—	(228)	—
Premium on preferred share repurchases	(6,250)	—	(6,250)	—

Net income available to common shareholders	$2,702	$20,513	$9,196	$11,976

Earnings per common share—basic and diluted:
Income/(loss) before discontinued operations, net of minority interests	$0.01	$0.05	$0.05	$(0.05)
Income from discontinued operations, net of minority interests	$0.01	$0.14	$0.03	$0.16
Net income available to common shareholders	$0.02	$0.19	$0.08	$0.11

Common distributions declared per share	$0.2850	$0.2775	$0.5700	$0.5550

Weighted average number of common shares outstanding—basic	112,467	107,016	110,169	105,349
Weighted average number of common shares outstanding—diluted	113,439	108,242	111,101	106,454

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Operating Activities
Net income	$28,924	$25,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,616	81,253
Gains on sales of land and depreciable property	(933)	(12,744)
Minority interests	1,209	1,495
Premium on preferred stock conversion	6,250	—
(Gain) / loss on early debt retirement	(171)	16,762
Amortization of deferred financing costs and other	2,942	1,955
Changes in operating assets and liabilities:
Decrease in operating liabilities	(9,648)	(7,033)
(Increase) / decrease in operating assets	(2,133)	9,527

Net cash provided by operating activities	107,056	116,942

Investing Activities
Proceeds from sales of real estate investments, net	11,350	91,772
Acquisition of real estate assets, net of liabilities assumed and equity	(135,025)	(179,496)
Development of real estate assets	(9,661)	(7,411)
Capital expenditures and other major improvements—real estate assets, net of escrow reimbursement	(23,535)	(21,519)
Capital expenditures—non-real estate assets	(480)	(1,010)

Net cash used in investing activities	(157,351)	(117,664)

Financing Activities
Proceeds from the issuance of secured debt	37,415	324,282
Scheduled principal payments on secured debt	(7,746)	(6,488)
Non-scheduled principal payments and prepayment penalties on secured debt	—	(287,139)
Proceeds from the issuance of unsecured debt	149,250	198,476
Payments and prepayment penalties on unsecured debt	(207,307)	(54,280)
Net proceeds / (repayment) of revolving bank debt	78,200	(148,000)
Payment of financing costs	(7,413)	(4,024)
Proceeds from the issuance of common stock	91,312	57,707
Distributions paid to minority interests	(4,024)	(4,356)
Distributions paid to preferred shareholders	(13,858)	(13,653)
Distributions paid to common shareholders	(66,988)	(57,605)
Repurchase of common stock	(71)	(3,260)

Net cash provided by financing activities	48,770	1,660

Net (decrease)/increase in cash and cash equivalents	(1,525)	938
Cash and cash equivalents, beginning of period	3,152	4,641

Cash and cash equivalents, end of period	$1,627	$5,579

Supplemental Information:
Interest paid during the period	$59,986	$69,913
Issuance of restricted stock awards	5,286	2,904
Non-cash transactions:
Secured debt assumed with the acquisition of properties	—	29,076
Issuance of preferred stock in connection with acquisitions	58,811	—
Issuance of preferred operating partnership units in connection with acquisitions	26,872	—
Reduction in secured debt from the disposition of properties	—	14,193
Conversion of operating partnership minority interests to common stock (38,423 shares in 2003 and 80,104 shares in 2002)	476	1,063

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, excepts share data)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Net Income	Deferred Compensation— Unearned Restricted Stock Awards	Notes Receivable from Officer— Shareholders	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2002	13,416,009	$310,400	106,605,259	$106,605	$1,140,786	$(541,428)	$(2,504)	$(2,630)	$(9,958)	$1,001,271
Comprehensive Income
Net income						28,924				28,924
Other comprehensive income:
Unrealized gain on derivative instruments (Note 7)									5,386	5,386

Comprehensive income						28,924			5,386	34,310

Issuance of common shares to employees, officers and director-shareholders			726,533	727	8,563					9,290
Issuance of common shares through dividend reinvestment and stock purchase plan			4,564	5	52					57
Issuance of common shares through public offering			5,100,000	5,100	76,510					81,610
Issuance of 8.00% Series E Cumulative Convertible shares	3,425,217	56,893			1,918					58,811
Purchase of common stock			(4,564)	(5)	(66)					(71)
Issuance of restricted stock awards			337,936	338	4,948		(5,286)			—
Adjustment for conversion of minority interests of unitholders in operating partnerships			38,423	38	438					476
Principal repayments on notes receivable from officer-shareholders								339		339
Conversion of 7.50% Series D Cumulative Convertible Redeemable shares	(2,000,000)	(43,750)	3,076,923	3,077	46,923					6,250
Common stock distributions declared ($0.5700 per share)						(70,424)				(70,424)
Preferred stock distributions declared-Series B ($1.075 per share)						(5,822)				(5,822)
Preferred stock distributions declared-Series D ($1.018 per share)						(7,428)				(7,428)
Preferred stock distributions declared-Series E ($0.3322 per share)						(228)				(228)
Amortization of deferred compensation							1,054			1,054

Balance, June 30, 2003	14,841,226	$323,543	115,885,074	$115,885	$1,280,072	$(596,406)	$(6,736)	$(2,291)	$(4,572)	$1,109,495

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(UNAUDITED)

1. CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of United Dominion Realty Trust, Inc. and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership”), and Heritage Communities L.P. (the “Heritage OP”), (collectively, “United Dominion”). As of June 30, 2003, there were 108,996,263 units in the Operating Partnership outstanding, of which 99,189,107 units, or 91.0%, were owned by United Dominion and 9,807,156 units, or 9.0%, were owned by non-affiliated limited partners. As of June 30, 2003, there were 3,492,889 units in the Heritage OP outstanding, of which 3,116,665 units, or 89.2%, were owned by United Dominion and 376,224 units, or 10.8%, were owned by non-affiliated limited partners. The consolidated financial statements of United Dominion include the minority interests of the unitholders in the operating partnerships.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and related notes appearing in United Dominion’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission as amended on Form 8-K filed May 14, 2003.

In the opinion of management, the consolidated financial statements reflect all adjustments which are necessary for the fair presentation of financial position at June 30, 2003 and results of operations for the interim periods ended June 30, 2003 and 2002. Such adjustments are normal and recurring in nature. All significant inter-company accounts and transactions have been eliminated in consolidation. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

2. REAL ESTATE HELD FOR INVESTMENT

At June 30, 2003, there are 257 communities with 73,791 apartment homes classified as real estate held for investment. The following table summarizes the components of real estate held for investment at June 30, (dollars in thousands):

	June 30, 2003	December 31, 2002
Land and land improvements	$757,629	$718,109
Buildings and improvements	3,100,304	2,980,941
Furniture, fixtures, and equipment	212,652	209,696

Real estate held for investment	4,070,585	3,908,746
Accumulated depreciation	(810,978)	(742,876)

Real estate held for investment, net	$3,259,607	$3,165,870

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(UNAUDITED)

3. INCOME FROM DISCONTINUED OPERATIONS

During 2002, United Dominion sold 25 communities with a total of 6,990 apartment homes, one parcel of land, and one commercial property with 143,000 square feet. For the six months ended June 30, 2003, United Dominion sold one community with a total of 220 apartment homes and one commercial property with 104,000 square feet. At June 30, 2003, United Dominion had seven communities with 2,063 apartment homes and a net book value of $75.7 million and two parcels of land with a net book value of $5.6 million included in real estate held for disposition. The results of operations for these properties and the interest expense associated with the secured debt on these properties are classified on the Consolidated Statements of Operations in the line item entitled “Income from discontinued operations, net of minority interests.”

The following is a summary of income from discontinued operations for the three and six months ended June 30, 2003 and 2002 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Rental income	$3,861	$14,438	$7,990	$31,106

Rental expenses	1,738	6,240	3,608	12,980
Real estate depreciation	848	3,113	1,555	7,433
Interest	—	599	—	1,616
Loss on early debt retirement	—	507	—	1,373
Impairment loss on real estate and investments	—	—	—	2,301
Other expenses	17	37	23	82

	2,603	10,496	5,186	25,785

Income before (loss)/gains on sales of investments, and minority interests	1,258	3,942	2,804	5,321
(Loss)/gains on sales of depreciable property	(111)	11,825	933	12,744

Income before minority interests	1,147	15,767	3,737	18,065
Minority interests on income from discontinued operations	(70)	(984)	(227)	(1,127)

Income from discontinued operations, net of minority interests	$1,077	$14,783	$3,510	$16,938

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(UNAUDITED)

4. INVESTMENT IN UNCONSOLIDATED DEVELOPMENT JOINT VENTURE

On September 10, 2002, United Dominion signed a development joint venture agreement with AEGON USA Realty Advisors, Inc. in which United Dominion is serving as the managing member. The venture is expected to develop approximately eight to ten garden style apartment communities over the next three years, with a total development cost of up to $210 million. The venture will obtain bank construction financing for 65% to 80% of total costs and will provide equity contributions for the balance of the costs with AEGON providing 80% and United Dominion providing 20%. United Dominion is serving as the developer, general contractor and property manager for the venture and has guaranteed those project development costs, excluding financing costs (including fees and interest), which exceed the defined project cost budgeted amounts. In June 2003, United Dominion contributed land with a carrying value of $3.8 million to the joint venture.

The following is a summary of the financial position of the joint venture as of June 30, 2003 (dollars in thousands):

Assets
Real estate under development	$3,798
Cash and cash equivalents	581
Deferred financing costs	24
Other assets	68

Total assets	$4,471

Liabilities and Partners’ Capital
Accounts payable and other accrued liabilities	$48
Partners’ capital	4,423

Total liabilities and partners’ capital	$4,471

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(UNAUDITED)

5. SECURED DEBT

Secured debt on continuing and discontinued operations, which encumbers $1.6 billion or 37.7% of United Dominion’s real estate owned ($2.6 billion or 62.3% of United Dominion’s real estate owned is unencumbered) consists of the following at June 30, 2003 (dollars in thousands):

	Principal Outstanding		Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
	June 30, 2003	December 31, 2002	2003	2003	2003
Fixed Rate Debt
Mortgage notes payable (a)	$186,024	$187,927	7.57%	6.2	13
Tax-exempt secured notes payable	55,450	61,278	6.55%	10.8	7
Fannie Mae credit facilities	288,875	288,875	6.40%	7.5	9
Fannie Mae credit facilities—swapped	17,000	17,000	6.74%	0.8	—

Total fixed rate secured debt	547,349	555,080	6.83%	7.2	29

Variable Rate Debt
Mortgage notes payable	48,921	11,752	3.31%	9.2	5
Tax-exempt secured notes payable	7,770	7,770	1.31%	24.7	1
Fannie Mae credit facilities	370,469	370,469	1.71%	13.9	51
Freddie Mac credit facility	70,669	70,669	1.73%	7.6	8

Total variable rate secured debt	497,829	460,660	1.86%	12.7	65

Total Secured Debt	$1,045,178	$1,015,740	4.46%	9.8	94

(a)	Includes fair value adjustments aggregating $1.8 million at June 30, 2003 and $2.2 million at December 31, 2002, recorded in connection with the assumption of debt associated with two acquisitions consummated in 1998.

Approximate principal payments due during each of the next five calendar years and thereafter, as of June 30, 2003, are as follows (dollars in thousands):

Year	Fixed Rate Maturities	Variable Rate Maturities	Total Secured Maturities
2003	$15,589	$222	$15,811
2004	60,112	463	60,575
2005	18,935	4,928	23,863
2006	32,256	3,845	36,101
2007	7,252	146	7,398
Thereafter	413,205	488,225	901,430

	$547,349	$497,829	$1,045,178

For the six months ended June 30, 2002, United Dominion recognized $16.8 million ($0.16 per diluted share) of expense as a result of prepayment penalties incurred from the refinancing of certain secured loans, using proceeds from the Fannie Mae and Freddie Mac credit facilities, and the early payoff of loans on the sale of properties.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(UNAUDITED)

6. UNSECURED DEBT

A summary of unsecured debt at June 30, 2003 and December 31, 2002 is as follows (dollars in thousands):

	2003	2002
Commercial Banks
Borrowings outstanding under an unsecured credit facility due March 2007 (a)	$254,000	$—

Borrowings outstanding under an unsecured credit facility due August 2003(a)	—	175,800

Borrowings outstanding under an unsecured term loan due May 2004–2005 (a)	—	100,000

Senior Unsecured Notes—Other
7.65% Medium-Term Notes due January 2003	—	10,000
7.22% Medium-Term Notes due February 2003	—	11,815
8.63% Notes due March 2003	—	78,005
7.98% Notes due March 2002–2003	—	7,428
5.05% City of Portland, OR Bonds due October 2003	7,345	7,345
7.67% Medium-Term Notes due January 2004	46,585	46,585
7.73% Medium-Term Notes due April 2005	21,100	21,100
7.02% Medium-Term Notes due November 2005	49,760	49,760
7.95% Medium-Term Notes due July 2006	85,374	85,374
7.07% Medium-Term Notes due November 2006	25,000	25,000
7.25% Notes due January 2007	92,255	92,265
4.50% Medium-Term Notes due March 2008 (b)	150,000	—
ABAG Tax-Exempt Bonds due August 2008	46,700	46,700
8.50% Monthly Income Notes due November 2008	29,081	29,081
6.50% Notes due June 2009	200,000	200,000
8.50% Debentures due September 2024 (c)	54,118	54,118
Other (d)	1,329	1,524

	808,647	766,100

Total Unsecured Debt	$1,062,647	$1,041,900

(a)	During the first quarter of 2003, United Dominion closed on a new three-year $500 million unsecured revolving credit facility. The credit facility replaced United Dominion’s $375 million unsecured revolving credit facility and $100 million unsecured term loan. If United Dominion receives commitments from additional lenders or if the initial lenders increase their commitments, United Dominion will be able to increase the credit facility to $650 million. At United Dominion’s option, the credit facility can be extended for one year to March 2007. At June 30, 2003, United Dominion had seven interest rate swap agreements associated with commercial bank borrowings under the revolver with an aggregate notional value of $151.5 million under which United Dominion paid a fixed rate of interest and received a variable rate of interest on the notional amounts. The interest rate swaps, which mature from August 2003 through July 2004, effectively change United Dominion’s interest rate exposure on the $151.5 million of borrowings from a variable rate to a weighted average fixed rate of approximately 7.7%. As of June 30, 2003, the weighted average interest rate of the $254 million in commercial borrowings, after giving effect to swap agreements, was 5.4%.
(b)	In February 2003, United Dominion issued $150 million of 4.50% senior unsecured medium-term notes due in March 2008. The net proceeds of $149.3 million from the sale were used to repay amounts outstanding on United Dominion’s $375 million unsecured revolving credit facility.
(c)	Includes an investor put feature that grants a one-time option to redeem the debentures in September 2004.
(d)	Includes $1.3 million and $1.5 million at June 30, 2003 and December 31, 2002, respectively, of deferred gains from the termination of interest rate risk management agreements.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(UNAUDITED)

7. FINANCIAL INSTRUMENTS

United Dominion accounts for its derivative instruments in accordance with Statements of Financial Accounting Standards No. 133 and 138, “Accounting for Certain Derivative Instruments and Hedging Activities.” At June 30, 2003, all of United Dominion’s derivative financial instruments are interest rate swap agreements that are designated as cash flow hedges of debt with variable interest rate features, and are qualifying hedges for financial reporting purposes. For derivative instruments that qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings during the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.

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

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(UNAUDITED)

The following table presents the fair values of United Dominion’s derivative financial instruments outstanding, based on external market quotations, as of June 30, 2003 (dollars in thousands):

Notional Amount	Fixed Rate	Type of Contract	Effective Date	Contract Maturity	Fair Value
Secured Debt:
FNMA
$10,000	6.92%	Swap	12/01/99	04/01/04	(445)
7,000	6.48%	Swap	06/30/99	06/30/04	$(400)

17,000	6.74%				(845)

Unsecured Debt:
Bank Credit Facility
25,000	7.29%	Swap	11/01/00	08/01/03	(215)
25,000	7.29%	Swap	11/01/00	08/01/03	(215)
25,000	7.11%	Swap	12/01/00	08/01/03	(208)
25,000	7.11%	Swap	12/04/00	08/01/03	(208)
23,500	8.52%	Swap	11/15/00	05/15/04	(1,197)
23,000	8.52%	Swap	11/15/00	05/15/04	(1,172)
5,000	8.65%	Swap	06/26/95	07/01/04	(284)

151,500	7.65%				(3,499)

$168,500	7.56%				$(4,344)

During the quarter ended June 30, 2003, United Dominion recognized $2.3 million of unrealized gains in comprehensive income and $0.3 million of gain was recorded to net income for what would be the ineffective portion of our hedging instruments. In addition, United Dominion has recognized $4.3 million of derivative financial instrument liabilities on the Consolidated Balance Sheet.

As of June 30, 2003, United Dominion expects to reclassify $4.3 million of net losses on derivative instruments from accumulated other comprehensive loss to earnings (interest expense which, combined with the interest paid on the underlying debt, results in interest expense at the fixed rates shown above) during the next twelve months on the related hedged transactions.

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

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(UNAUDITED)

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Numerator for basic and diluted earnings per share—Net income available to common shareholders	$2,702	$20,513	$9,196	$11,976

Denominator:
Denominator for basic earnings per share—Weighted average common shares outstanding	112,952	107,293	110,525	105,626
Non-vested restricted stock awards	(485)	(277)	(356)	(277)

	112,467	107,016	110,169	105,349

Effect of dilutive securities:
Employee stock options and non-vested restricted stock awards	972	1,226	932	1,105

Denominator for diluted earnings per share	113,439	108,242	111,101	106,454

Basic and diluted earnings per share	$0.02	$0.19	$0.08	$0.11

The effect of the conversion of the operating partnership units and convertible preferred stock is not dilutive and is therefore not included in the above calculations. If the operating partnership units were converted to common stock, the additional shares of common stock outstanding for the three and six months ended June 30, 2003 would be 7,286,193 and 7,124,753 and 7,003,884 and 7,029,393 for the three and six months ended June 30,2002. If the convertible preferred stock was converted to common stock, the additional shares of common stock outstanding for the three and six months ended June 30, 2003 would be 11,632,713 and 11,968,318 weighted average common shares and 12,307,692 weighted average common shares for the three and six months ended June 30, 2002.

9. STOCK-BASED COMPENSATION

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

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(UNAUDITED)

The following table sets forth United Dominion’s earnings and earnings per share had United Dominion’s stock-based compensation expense been determined based upon the fair value method at the date of grant, consistent with the provisions of SFAS 123 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Reported net income available to common shareholders	$2,702	$20,514	$9,196	$11,976

Stock-based employee compensation cost included in net income	543	403	1,056	747

Stock-based employee compensation cost that would have been included in net income under the fair value method	(617)	(499)	(1,204)	(843)

Adjusted net income available to common shareholders	$2,628	$20,418	$9,048	$11,880

Earnings per common share—basic and diluted
As reported	$0.02	$0.19	$0.08	$0.11
Pro forma	$0.02	$0.19	$0.08	$0.11

10. COMPREHENSIVE INCOME

Total comprehensive income for the three and six months ended June 30, 2003 and 2002 was $17.8 million and $34.3 million for 2003 and $26.1 million and $27.6 million for 2002, respectively. The difference between net income and total comprehensive income is primarily due to the fair value accounting for interest rate swaps.

11. COMMITMENTS AND CONTINGENCIES

Commitments

United Dominion is committed to completing its real estate currently under development, which has an estimated cost to complete of $53.1 million at June 30, 2003.

Contingencies

Series A Out-Performance Program

In May 2001, the shareholders of United Dominion approved the Series A Out-Performance Program (the “Series A Program”) pursuant to which executives and other key officers of United Dominion (the “participants”) were given the opportunity to invest indirectly in United Dominion by purchasing interests in a limited liability company (the “Series A LLC”), the only assets of which are a special class of partnership units of the Operating Partnership (“Series A Out-Performance Partnership Shares” or “Series A OPPSs”), for an initial investment of $1.27 million (the full market value of the Series A OPPSs at inception, as determined by an independent investment banking firm). The Series A Program measured United Dominion’s performance over a 28-month period beginning February 2001 and ending on May 31, 2003.

The Series A Program was designed to provide participants with the possibility of substantial returns on their investment if United Dominion’s total return, as measured by the cumulative amount of dividends paid plus share price appreciation on its common stock during the measurement period, exceeded the greater of (a) industry average (defined as the total cumulative return of the Morgan Stanley REIT Index over the same period) or (b) a 30% total return (12% annualized).

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(UNAUDITED)

At the conclusion of the measurement period on May 31, 2003, United Dominion’s total return satisfied these criteria. As a result, the Series A LLC as holder of the Series A OPPSs will receive distributions and allocations of income and loss from the Operating Partnership equal to the distributions and allocations that would be received on 1,853,204 interests in the Operating Partnership (“OP Units”), which distributions and allocations will be distributed to the participants on a pro rata basis based on ownership of the Series A LLC.

Series B Out-Performance Program

In May 2003, the shareholders of United Dominion approved the Series B Out-Performance Program (the “Series B Program”) pursuant to which executives of United Dominion (the “participants”) were given the opportunity to invest indirectly in United Dominion by purchasing interests in a limited liability company (the “Series B LLC”), the only assets of which are a special class of partnership units of the Operating Partnership (“Series B Out-Performance Partnership Shares” or “Series B OPPSs”), for an initial investment of $1.0 million (the full market value of the Series B OPPSs at inception, as determined by an independent investment banking firm). The Series B Program will measure United Dominion’s performance over a 24-month period beginning June 2003.

The Series B Program is designed to provide participants with the possibility of substantial returns on their investment if United Dominion’s total return, as measured by the cumulative amount of dividends paid plus share price appreciation, on its common stock during the measurement period, exceeds the greater of (a) industry average (defined as the total cumulative return of the Morgan Stanley REIT Index over the same period) or (b) a 22% total return (11% annualized) (the “minimum return”).

At the conclusion of the measurement period, if United Dominion’s total return satisfies these criteria, the Series B LLC as holder of the Series B OPPSs will receive (for the indirect benefit of the participants as holders of interests in the Series B LLC) distributions and allocations of income and loss from the Operating Partnership equal to the distributions and allocations that would be received on the number of OP Units obtained by:

i.	determining the amount by which the cumulative total return of United Dominion’s common stock over the measurement period exceeds the greater of the cumulative total return of the peer group index (the Morgan Stanley REIT Index) or the minimum return (such being the “excess return”);

ii.	multiplying 5% of the excess return by United Dominion’s market capitalization (defined as the average number of shares and OP Units outstanding over the 24-month period multiplied by the daily closing price of United Dominion’s common stock) up to a maximum of 2% of market capitalization; and

iii.	dividing the number obtained in (ii) by the market value of one share of United Dominion common stock on the valuation date, determined by the volume-weighted average price of the common stock for the 20 trading days immediately preceding the valuation date.

If, on the valuation date, the cumulative total return of United Dominion’s common stock does not meet the minimum return or the total return of the peer group and there is no excess return, then the participants will forfeit their entire initial investment of $1.0 million. It is this feature, combined with the fact that management paid market value for the indirect interest in the Series B OPPSs, that we believe makes this program better than previous programs, such as stock options, that were likewise designed to motivate and retain executives and key management, by ensuring that management’s goals are perpetually aligned with the shareholders.

12. RELATED PARTY TRANSACTIONS

As of June 30, 2003, United Dominion has $2.3 million of notes receivable from certain officers and directors of United Dominion (original principal balances of $2.7 million), at an interest rate of 7.0% that mature between December 2003 and October 2005. The purpose of the loans was for the borrowers to purchase shares of United Dominion’s common stock pursuant to United

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(UNAUDITED)

Dominion’s 1991 Stock Purchase and Loan Plan. The loans are evidenced by promissory notes between the borrowers and United Dominion and are secured by a pledge of the shares of common stock (218,000 shares with a market value of $3.8 million at June 30, 2003). The notes require that dividends received on the shares be applied towards payment of the notes.

In addition, United Dominion entered into a Servicing and Purchase Agreement (the “ Servicing Agreement”) with SunTrust Bank (the “Bank”) whereby United Dominion has agreed to act as servicing agent for and to purchase certain loans made by the Bank to officers and directors of United Dominion (the “Borrowers”) to finance the purchase of shares of United Dominion’s common stock. The loans are evidenced by promissory notes (“Notes”) between each Borrower and the Bank. The Servicing Agreement provides that the Bank can require United Dominion to purchase the Notes upon an event of default by the Borrower or United Dominion under the Servicing Agreement and at certain other times during the term of the Servicing Agreement. The aggregate outstanding principal balance of the Notes as of June 30, 2003 was $9.0 million (original principal balance was $10.3 million), and all of the Notes mature during 2004. Because certain of the Borrowers elected floating rate loans and others elected fixed rate loans, the interest rates on these loans as of June 30, 2003 ranged from 2.08% to 7.68%. Each Borrower entered into a Participation Agreement with United Dominion that requires that all cash dividends received on the shares (870,113 shares at June 30, 2003 with a closing market value of $15.0 million) be applied towards payment of the Notes. Based upon the fact that 100% of all cash dividend payments are paid to amortize the Notes and that the Notes are recourse to the Borrowers, United Dominion believes that its exposure to liability under the Notes is remote.

13. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities.” This statement refines the identification process of variable interest entities and how an entity assesses its interests in a variable interest entity to decide whether to consolidate that entity. United Dominion, from time to time, enters into partnership and joint venture arrangements, which may be required to be consolidated under this statement. As of June 30, 2003, none of United Dominion’s joint venture investments require consolidation. The provisions of Interpretation 46 are applicable to joint ventures created before January 1, 2003 for the first reporting period which begins after June 15, 2003. United Dominion is currently assessing the impact that this interpretation will have on its consolidated financial position and results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition disclosure requirements of SFAS 148 are effective for the fiscal year 2003. The interim and annual disclosure requirements are effective for the third quarter of 2003. As of January 1, 2003, United Dominion elected to adopt the disclosure requirements of SFAS 148.

In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This statement requires that a liability for the fair value of a guarantee be recognized at the time the obligation is undertaken. The statement also requires that the liability be measured over the term of the related guarantee. This statement is effective for all guarantees entered into subsequent to December 31, 2002. For all guarantees entered into prior to December 31, 2002, there is to be no change in accounting; however, disclosure of management’s estimate of its future obligation under the guarantee is to be made. As of June 30, 2003, management estimates that its likelihood of funding its guarantor obligations is remote and that the impact to United Dominion would be immaterial.

In April 2002, the FASB issued Statement 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction” (“SFAS No. 145”). Statement 4, “Reporting Gains and Losses from Extinguishment of

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(UNAUDITED)

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

14. SUBSEQUENT EVENTS

On July 31, 2003, United Dominion completed the sale of $50 million of 4.50% senior unsecured notes due in March 2008 under its existing shelf registration. The net proceeds from the issuance of approximately $49.9 million are anticipated to be used to repay amounts outstanding on United Dominion’s $500 million unsecured revolving credit facility.

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

Business Overview

United Dominion is a real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages middle-market apartment communities nationwide. We were formed in 1972 as a Virginia corporation and our subsidiaries include two operating partnerships, United Dominion Realty, L.P. and Heritage Communities, L.P. In June 2003, United Dominion changed its state of incorporation from Virginia to Maryland. Unless the context otherwise requires, all references in this report to “we,” “us,” “our,” or “United Dominion” refer collectively to United Dominion Realty Trust, Inc. and its subsidiaries.

We believe that we must distinguish ourselves within the industry to maintain a leadership position over the long-term. We believe an increased focus on being an excellent operator of apartment homes, in markets where we have a significant share and long-term rent growth prospects are greatest, will be a compelling and successful business model to differentiate United Dominion in the eyes of residents, associates, and investors. With this strategy, we believe that we can become the best in the multifamily industry based upon the following key principles:

OPERATIONAL EXCELLENCE—Operational excellence is a way of conducting business with consistent, disciplined, and efficient systems and business processes throughout our organization, to provide residents, suppliers, and associates with predictable, positive experiences, regardless of location. Through operational excellence, we believe that we can enhance the performance of our existing portfolio and new properties we seek to acquire, deliver superior service to our residents, and provide greater returns to our investors.

MIDDLE-MARKET—United Dominion will focus efforts on owning and managing apartments that provide housing for residents who cannot typically afford an entry-level home, or residents who choose apartment living over other alternatives. We will primarily serve the price-sensitive, value-for-money customers, in the broad middle-market segments of the population.

PORTFOLIO MANAGEMENT—We intend to continue to own and operate middle-market apartment homes across a geographically diverse platform. We believe that enhancing our presence in 25 to 30 core markets will enable us to capitalize on operating efficiencies while maintaining sufficient geographic diversification. As local market cycles create opportunities, we intend to exit current markets where long-term growth is below the national average (the “non-core markets”), and redeploy capital within our core markets.

We believe that over the long-term, the fundamental principles of operational excellence, middle-market focus, and proactive portfolio management will better position United Dominion to serve its residents, increase profitability, provide rewarding careers to our associates, and capitalize on changes in the marketplace.

At June 30, 2003, United Dominion’s portfolio included 264 communities with 75,854 apartment homes nationwide. The following table summarizes United Dominion’s market information by major geographic markets (includes real estate held for disposition, real estate under development, and land, but excludes commercial properties):

	As of June 30, 2003				Three Months Ended June 30, 2003		Six Months Ended June 30, 2003
	Number of Apartment Communities	Number of Apartment Homes	Percentage of Carrying Value	Carrying Value (in thousands)	Average Physical Occupancy	Average Monthly Rental Rates	Average Physical Occupancy	Average Monthly Rental Rates
Southern California	9	2,626	6.4%	$268,355	94.6%	$993	94.8%	$979
Dallas, TX	15	5,133	6.3%	263,209	95.2%	666	95.3%	673
Houston, TX	22	5,726	5.6%	233,518	91.4%	635	90.5%	639
Phoenix, AZ	11	3,635	5.2%	217,536	92.4%	714	92.1%	715
Orlando, FL	14	4,140	5.0%	208,885	94.1%	708	93.6%	712
Raleigh, NC	11	3,663	4.9%	205,740	93.8%	737	93.4%	739
Tampa, FL	11	3,836	4.4%	186,213	93.7%	701	93.6%	700
Metropolitan DC	8	2,331	4.2%	174,085	96.1%	975	96.0%	973
Arlington, TX	10	3,465	3.8%	159,073	94.7%	657	94.8%	663
Columbus, OH	6	2,530	3.6%	149,818	93.4%	676	93.4%	678
Monterey Peninsula, CA	9	1,706	3.5%	147,705	93.5%	926	93.1%	919
San Francisco, CA	4	980	3.4%	141,514	95.4%	1,518	95.8%	1,527
Charlotte, NC	10	2,711	3.3%	139,839	96.1%	604	96.0%	604
Nashville, TN	8	2,220	2.9%	121,246	94.0%	656	93.7%	658
Greensboro, NC	8	2,122	2.5%	105,179	94.1%	577	93.9%	578
Richmond, VA	8	2,372	2.4%	98,790	95.2%	708	95.5%	709
Wilmington, NC	6	1,868	2.2%	91,666	91.4%	628	91.3%	631
Baltimore, MD	7	1,470	2.2%	90,201	95.7%	899	95.8%	900
Atlanta, GA	6	1,426	1.8%	72,961	90.8%	662	91.6%	670
Columbia, SC	6	1,584	1.5%	63,159	93.0%	599	93.4%	598
Jacksonville, FL	3	1,157	1.4%	59,372	96.2%	679	96.4%	678
Norfolk, VA	6	1,438	1.3%	55,219	95.3%	725	95.3%	721
Lansing, MI	4	1,226	1.2%	51,042	93.8%	649	94.4%	654
Seattle, WA	3	628	0.8%	34,438	93.8%	734	92.6%	739
Other Western	6	2,650	3.8%	158,159	91.5%	777	90.5%	785
Other Pacific	8	2,275	3.0%	124,572	91.3%	751	91.9%	752
Other Southwestern	8	2,077	2.6%	110,984	89.1%	662	88.1%	674
Other Florida	8	2,089	2.6%	108,567	94.2%	843	94.9%	843
Other Midwestern	10	2,123	2.3%	96,111	94.5%	619	94.5%	622
Other North Carolina	8	1,893	1.8%	76,500	93.2%	573	93.1%	576
Other Southeastern	4	1,394	1.7%	70,067	90.9%	580	90.4%	581
Other Mid-Atlantic	5	928	1.0%	43,247	96.1%	833	96.4%	827
Other Northeastern	2	372	0.4%	18,334	95.4%	711	95.9%	709
Real Estate Under Development	—	60	0.6%	27,148	—	—	—	—
Land	—	—	0.4%	16,964	—	—	—	—

Total	264	75,854	100.0%	$4,189,416	93.6%	$716	93.5%	$718

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

In January 2003, coinciding with our inclusion in the S&P MidCap 400 Index, United Dominion sold 2.0 million shares of common stock at a public offering price of $15.71 per share under its $1.0 billion shelf registration statement. We received net proceeds from this offering, after an underwriting discount, of $31.2 million, which were used to repay debt and for general corporate purposes. In February 2003, United Dominion sold $150 million aggregate principal amount of 4.50% medium-term notes due in March 2008 under a new $300 million medium-term note program. The net proceeds from this issuance of approximately $149.3 million were used to repay amounts outstanding on United Dominion’s unsecured revolving credit facility. In April 2003, United Dominion sold 3.0 million shares of common stock under its $1.0 billion shelf registration statement at a public offering price of $16.97 per share. We received net proceeds from this offering of $49.2 million that were used to acquire additional apartment communities. In May 2003, the underwriters exercised their right to purchase 100,000 shares of common stock through their over-allotment received with the April 2003 offering, and the net proceeds of $1.6 million were used for general corporate purposes. As of June 30, 2003, approximately $766 million of equity and debt securities remain available for use under the shelf registration. Access to capital markets is dependent on market conditions at the time of issuance.

Future Capital Needs

Future development expenditures are expected to be funded primarily through joint ventures, with proceeds from the sale of property, with construction loans and, to a lesser extent, with cash flows provided by operating activities. Acquisition activity in strategic markets is expected to be largely financed through the issuance of equity and debt securities, the issuance of operating partnership units, the assumption or placement of secured debt, and by the reinvestment of proceeds from the sale of property in non-strategic markets.

During the remainder of 2003, United Dominion has approximately $15.8 million of secured debt and $7.6 million of unsecured debt maturing that we anticipate repaying using proceeds from borrowings under our secured or unsecured credit facilities, or the issuance of new unsecured debt securities.

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

Operating Activities

For the six months ended June 30, 2003, United Dominion’s cash flow provided by operating activities was $107.1 million compared to $116.9 million for the same period in 2002. The decrease in cash flow provided by operating activities resulted primarily from a decrease in property operating income provided by our same communities and a decrease in the overall size of United Dominion’s apartment community portfolio (see discussion under “Apartment Community Operations”). These decreases in cash flows were partially offset by a decrease in interest and general and administrative expenses.

Investing Activities

For the six months ended June 30, 2003, net cash used in investing activities was $157.4 million compared to $117.7 million for the same period in 2002. Changes in the level of investing activities from period to period reflect United Dominion’s strategy as it relates to its acquisition, capital expenditure, development, and disposition programs, as well as the impact of the capital market environment on these activities.

Acquisitions

During the six months ended June 30, 2003, United Dominion acquired four apartment communities in Orange County, California totaling 1,068 homes, the remaining 47% joint venture partners’ ownership interest in nine communities totaling 1,706 homes in Salinas and Pacific Grove, California, one apartment community with 464 apartment homes in St. Petersburg, Florida, and one parcel of land in Irving, Texas for an aggregate consideration of approximately $247 million. Consistent with our long-term strategic plan to achieve greater operating efficiencies by investing in fewer, more concentrated markets, United Dominion, over the last two years, has been expanding its interests in the fast growing Southern California market. Throughout the remainder of 2003, we plan to continue to channel new investments to those markets that are projected to provide the best investment returns for us over the next ten years. Markets will be targeted based upon defined criteria including past performance, expected job growth, current and anticipated housing supply and demand, and the ability to attract and support household formation.

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

During the first six months of 2003, $23.5 million or $321 per home was spent on capital expenditures for all of United Dominion’s communities excluding development and commercial properties. These capital improvements included turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as HVAC equipment, roofs, landscaping, siding, parking lots, and other non-revenue enhancing capital expenditures, which aggregated $17.5 million or $238 per home. In addition, revenue enhancing capital expenditures, including water sub-metering, the initial installation of microwaves or washer-dryers, and extensive interior upgrades totaled $4.2 million or $58 per home and major renovations totaled $1.8 million or $25 per home for the six months ended June 30, 2003.

The following table outlines capital expenditures and repair and maintenance costs for United Dominion’s total portfolio, excluding real estate under development and commercial properties for the periods presented (dollars in thousands):

	Six Months Ended June 30,			Six Months Ended June 30, (per unit)
	2003	2002	% Change	2003	2002	% Change
Turnover capital expenditures	$6,906	$8,235	-16.1%	$94	$107	-12.1%

Other recurring capital expenditures	10,585	8,647	22.4%	144	113	27.4%

Total recurring capital expenditures	17,491	16,882	3.6%	238	220	8.2%

Revenue enhancing improvements	4,242	4,247	-0.1%	58	55	5.5%

Major renovations	1,802	390	362.1%	25	5	400.0%

Total capital improvements	$23,535	$21,519	9.4%	$321	$280	14.6%

Repair and maintenance	19,332	18,525	4.4%	264	241	9.5%

Total expenditures	$42,867	$40,044	7.0%	$585	$521	12.3%

Total capital improvements increased $2.0 million or $41 per home in the first half of 2003 compared to the same period in 2002. United Dominion will continue to selectively add revenue enhancing improvements which we believe will provide a return on investment substantially in excess of United Dominion’s cost of capital. Recurring capital expenditures during 2003 are currently expected to be approximately $435 per home.

Real Estate Under Development

Development activity is focused in core markets that have strong operations in place. For the six months ended June 30, 2003, United Dominion invested approximately $9.7 million in development projects, up $2.3 million from $7.4 million for the same period in 2002.

The following projects were under development at June 30, 2003:

	Location	Number of Apartment Homes	Completed Apartment Homes	Cost to Date (In thousands)	Budgeted Cost (In thousands)	Estimated Cost Per Home	Expected Completion Date
The Mandolin II	Dallas, TX	178	60	$10,300	$13,300	$74,700	4Q03
2000 Post III	San Francisco, CA	24	—	2,200	6,600	275,000	3Q04
Rancho Cucamonga	Los Angeles, CA	414	—	14,700	60,400	145,900	4Q05

		616	60	$27,200	$80,300	$130,400

In addition, United Dominion owns seven parcels of land that it continues to hold for future development that had a carrying value at June 30, 2003 of $11.4 million. Five of the seven parcels represent additional phases to existing communities as United Dominion plans to add apartment homes adjacent to currently owned communities that are in improving markets.

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

The following joint venture project was under development at June 30, 2003:

	Location	Number of Apartment Homes	Completed Apartment Homes	Cost to Date (In thousands)	Budgeted Cost (In thousands)	Estimated Cost Per Home	Expected Completion Date
Villa Tuscana	Houston, TX	504	—	$3,800	$28,400	$56,300	4Q05

Disposition of Investments

For the six months ended June 30, 2003, United Dominion sold one community with 220 apartment homes and one commercial property for an aggregate sales price of approximately $12.2 million and recognized gains for financial reporting purposes of $0.9 million. Proceeds from the sales were used primarily to reduce debt.

During 2003, United Dominion plans to continue to pursue its strategy of exiting markets where long-term growth prospects are limited and redeploying capital into markets that would enhance future growth rates and economies of scale. We intend to use proceeds from 2003 dispositions to acquire communities, fund development activity, and reduce debt.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2003 was $48.8 million compared to net cash provided by financing activities of $1.7 million for the six months ended June 30, 2002. As part of the plan to improve United Dominion’s balance sheet position, we utilized proceeds from dispositions, equity and debt offerings, and refinancings to extend maturities, pay down existing debt, and purchase new properties.

The following is a summary of our financing activities for the six months ended June 30, 2003:

•	Repaid $7.7 million of secured debt and $207.3 million of unsecured debt.

•	Sold 2.0 million shares of common stock at a public offering price of $15.71 per share under our $1 billion shelf registration statement in January 2003. We received net proceeds from this offering, after an underwriting discount, of $31.2 million, which were used to repay debt and for general corporate purposes.

•	Sold $150 million aggregate principal amount of 4.50% medium-term notes due in March 2008 in February 2003 under a new $300 million medium-term note program. The net proceeds from the issuance of $149.3 million were used to repay amounts outstanding on our $375 million unsecured revolving credit facility.

•	Negotiated a new $500 million unsecured revolving credit facility to replace United Dominion’s $375 million unsecured revolver and $100 million unsecured term loan in March 2003. The credit facility’s interest rate is 25 and 30 basis points lower than the previous unsecured revolver and term loan, respectively.

•	Sold 3.0 million shares of common stock in April 2003 at a public offering price of $16.97 per share. The net proceeds from the offering of $49.2 million were ultimately used to acquire additional apartment communities.

•	Underwriters purchased 100,000 shares of common stock, through their over-allotment option, in May 2003 at an offering price of $16.41. The net proceeds of $1.6 million were used for general corporate purposes.

•	Exercised our right to redeem 2.0 million shares of our Series D Cumulative Redeemable Preferred Stock in May 2003 that were subsequently converted by the holder into 3,076,923 shares of common stock at a price of $16.25 per share.

•

Issued $56.9 million of a new convertible preferred stock, the “Series E” preferred stock, and 1,617,815 net Preferred Operating Partnership Units totaling $26.9 million in June 2003 as partial consideration for the purchase of four communities in Southern California. Each were priced at $16.61 per share and dividends on the Series E preferred stock and Preferred Operating Partnership Units carry a fixed coupon of 8.0% until such time as the common share dividend is equal to or exceeds this amount for four consecutive calendar quarters, at which time the Series E preferred stock will be entitled to receive the common share dividend on an as converted basis (initially one for one) for all future periods.

Credit Facilities

United Dominion has four secured revolving credit facilities with Fannie Mae with an aggregate commitment of $860 million and one with Freddie Mac for $72 million. As of June 30, 2003, $676.3 million was outstanding under the Fannie Mae credit facilities leaving $183.7 million of unused capacity. The Fannie Mae credit facilities are for an initial term of ten years, bear interest at floating and fixed rates, and can be extended for an additional five years at United Dominion’s discretion. As of June 30, 2003, $70.7 million had been funded under the Freddie Mac credit facility leaving $1.3 million of unused capacity. The Freddie Mac credit facility is for an initial term of five years with an option by United Dominion to extend for an additional four-year term at the then market rate. As of June 30, 2003, the aggregate borrowings under both the Fannie Mae and Freddie Mac credit facilities was $747.0 million. We have $305.9 million of the funded balance fixed at a weighted average interest rate of 6.4%. The remaining balance on these facilities is currently at a weighted average variable rate of 1.7%.

United Dominion has a $500 million three-year unsecured revolving credit facility that matures in March 2006. The credit facility replaces United Dominion’s $375 million unsecured revolver and $100 million unsecured term loan. If United Dominion receives commitments from additional lenders or if the initial lenders increase their commitments, we will be able to increase the credit facility to $650 million. At United Dominion’s option, the credit facility can be extended one year to March 2007. Based on our current credit ratings, the credit facility bears interest at a rate equal to LIBOR plus 90 basis points. As of June 30, 2003, $254 million was outstanding under the credit facility leaving $246 million of unused capacity.

The Fannie Mae and Freddie Mac credit facilities and the bank revolving credit facility are subject to customary financial covenants and limitations.

Information concerning short-term bank borrowings under United Dominion’s credit facility and unsecured term loan is summarized in the table that follows (dollars in thousands):

	Three months ended June 30, 2003	Twelve months ended December 31, 2002
Total line of credit	$500,000	$475,000
Borrowings outstanding at end of period	254,000	275,800
Weighted average daily borrowings during the period	187,056	256,493
Maximum daily borrowings outstanding during the period	254,000	411,600
Weighted average interest rate during the period	2.2%	3.0%
Weighted average interest rate at end of period	2.0%	2.5%
Weighted average interest rate at end of period, after giving effect to swap agreements	5.4%	6.8%

Derivative Instruments

As part of United Dominion’s overall interest rate risk management strategy, we use derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. United Dominion’s derivative transactions used for interest rate risk management include various interest rate swaps with indices that relate to the pricing of specific financial instruments of United Dominion. United Dominion believes that it has appropriately controlled its interest rate risk through the use of derivative instruments. During the first half of 2003, the fair value of United Dominion’s derivative instruments has improved from an unfavorable value position of $9.6 million at December 31, 2002 to an unfavorable value position of $4.3 million at June 30, 2003. This decrease is primarily due to the normal progression of the fair market value of derivative instruments to get closer to zero as they near the end of their terms (see Note 7 to the consolidated financial statements).

Funds from Operations

Funds from operations (“FFO”) is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from sales of depreciable property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. United Dominion computes FFO for all periods presented in accordance with the recommendations set forth by the National Association of Real Estate Investment Trust’s (“NAREIT”) October 1, 1999 White Paper. Adjusted funds from operations (“AFFO”) is defined as FFO less recurring capital expenditures for our stabilized portfolio of an estimated $435 per home in 2003 and an actual $425 per home in 2002. The 2003 per home charge will be adjusted at year-end to reflect actual expenditures. United Dominion considers FFO and AFFO in evaluating property acquisitions and its operating performance, and believes that FFO and AFFO should be considered along with, but not as an alternative to, net income as a measure of United Dominion’s operating performance and liquidity. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

Historical cost accounting for real estate assets in accordance with generally accepted accounting principles implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical costs depreciation, among other items, from net income based on generally accepted accounting procedures. The use of FFO, combined with the required presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. We generally consider FFO to be a useful measure for reviewing our comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. We believe that FFO and AFFO are the best measures of economic profitability for real estate investment trusts.

The following table outlines United Dominion’s FFO calculation and reconciliation to generally accepted accounting principles pursuant to Regulation G, as adopted by the Securities and Exchange Commission, for the three and six months ended June 30, (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$15,484	$27,388	$28,924	$25,727

Adjustments:
Distributions to preferred shareholders	(6,532)	(6,875)	(13,478)	(13,751)
Real estate depreciation, net of outside partners’ interest	38,706	36,111	77,107	70,686
Minority interests of unitholders in operating partnership	63	369	368	(353)
Real estate depreciation related to unconsolidated entities	52	206	84	377

Discontinued Operations:
Real estate depreciation	848	3,113	1,555	7,433
Minority interests of unitholders in operating partnership	70	984	227	1,127
Impairment loss on real estate	—	—	—	2,301
Loss/(gains) on sales of depreciable property	111	(11,825)	(933)	(12,744)

Funds from operations (“FFO”)—basic	$48,802	$49,471	$93,854	$80,803

Adjustment:
Distribution to preferred shareholders—Series D and E (Convertible)	$3,621	$3,964	$7,656	$7,929

Funds from operations—diluted	$52,423	$53,435	$101,510	$88,732

Adjustment:
Recurring capital expenditures	$(7,983)	$(8,155)	$(15,952)	$(16,288)

Adjusted funds from operations (“AFFO”)—diluted	$44,440	$45,280	$85,558	$72,444

Weighted average number of common shares and OP Units outstanding—basic	119,754	114,297	117,294	112,655
Weighted average number of common shares, OP Units, and common stock equivalents outstanding—diluted	134,211	128,620	132,048	126,857

In the computation of diluted FFO, OP Units, out-performance partnership shares, and the shares of Series D and Series E convertible preferred stock are dilutive; therefore, they are included in the diluted share count.

FFO also does not represent cash generated from operating activities in accordance with generally accepted accounting principles, and therefore should not be considered an alternative to net cash flows from operating activities, as determined by generally accepted accounting principles, as a measure of liquidity. Additionally, it is not necessarily indicative of cash availability to fund cash needs. A presentation of cash flow metrics based on generally accepted accounting principles is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net cash provided by operating activities	$69,992	$73,004	$107,056	$116,942
Net cash used in investing activities	(152,182)	(63,779)	(157,351)	(117,664)
Net cash provided by (used in) financing activities	79,304	(11,675)	48,770	1,660

Results of Operations

The following discussion includes the results of both continuing and discontinued operations for the periods presented.

Net Income Available to Common Shareholders

Net income available to common shareholders was $2.7 million ($0.02 per common share) for the quarter ended June 30, 2003, compared to $20.5 million ($0.19 per common share) for the same period in the prior year. The decrease for the quarter ended June 30, 2003 resulted primarily from a $5.4 million decrease in operating results and a $6.3 million premium recognized by United Dominion to convert 2.0 million shares of our Series D cumulative convertible redeemable preferred stock into common stock during the current period. The premium amount recognized to convert these shares represents the difference between the face value of the preferred stock and the value at which it was recorded at the time of acquisition. In addition, United Dominion recognized $11.9 million less in gains from the sale of depreciable property during the current quarter when compared to the same period in the prior year. These decreases in income were partially offset by a $3.6 million decrease in interest expense for the three month period ended June 30, 2003 when compared to the same period in the prior year.

For the six months ended June 30, 2003, net income available to common shareholders decreased $2.8 million ($0.03 per common share) compared to the same period in the prior year. The decrease in net income available to common shareholders for the six months ended June 30, 2003 resulted primarily from a $11.2 million decrease in operating results and the $6.3 million premium recognized by United Dominion on the conversion of 2.0 million shares of our Series D cumulative convertible redeemable preferred stock into common stock. In addition, United Dominion recognized $11.8 million less in gains from the sale of depreciable property for the six months ended June 30, 2003 when compared to the same period in the prior year. These decreases in income were partially offset by a $4.5 million decrease in interest expense, and a $1.9 million decrease in general and administrative expenses for the six month period ended June 30, 2003 when compared to the same period in the prior year. Furthermore, United Dominion paid $16.8 million in prepayment penalties in connection with the refinancing of mortgage debt and the early payoff of loans on the sale of properties, and took a $2.3 million impairment charge related to a portfolio in Memphis, Tennessee during the first six months of 2002.

Apartment Community Operations

United Dominion’s net income is primarily generated from the operation of its apartment communities. The following table summarizes the operating performance of United Dominion’s total apartment portfolio for each of the periods presented (dollars in thousands):

	Three Months Ended June, 30,			Six Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change
Property rental income	$152,751	$158,156	-3.4%	$304,675	$316,717	-3.8%
Property operating expense*	(57,301)	(57,325)	0.0%	(115,075)	(115,940)	-0.7%

Property operating income	$95,450	$100,831	-5.3%	$189,600	$200,777	-5.6%

Weighted average number of homes	73,806	77,921	-5.3%	73,717	77,831	-5.3%
Physical occupancy**	93.6%	93.4%	0.2%	93.5%	93.4%	0.1%

*	Excludes depreciation, amortization, and property management expenses.
**	Based upon weighted average number of homes.

The decrease in property operating income provided by the same communities, development communities, and acquisition communities since June 30, 2002 is primarily due to an overall decrease in same community property operating income and the overall decrease in the size of United Dominion’s apartment community portfolio.

Same Communities

United Dominion’s same communities (those communities acquired, developed, and stabilized prior to January 1, 2002 and held on June 30, 2003, which consisted of 67,560 apartment homes) provided 90% of our property operating income for the six month period ended June 30, 2003.

For the second quarter of 2003, same community property operating income decreased 3.8% or $3.4 million compared to the same period in 2002 as a result of a 1.2% or $1.7 million decrease in revenues from rental and other income and a 3.5% or $1.8 million increase in operating expenses. The decrease in revenues from rental and other income was primarily driven by a 2.4% or $3.6 million decrease in rental rates. This decrease in income was partially offset by a 23.0% or $0.8 million increase in sub-meter, gas, and trash reimbursements, a 9.2% or $0.5 million decrease in concession expense, and a 3.7% or $0.4 million decrease in vacancy loss. Physical occupancy for the quarter increased 0.3% to 93.6% for the quarter. The increase in property operating expenses was primarily driven by a 12.8% or $1.0 million increase in repair and maintenance expense, a 6.2% or $0.5 million increase in utilities expense, a 6.4% or $0.3 million increase in administrative and marketing expense, a 1.9% or $0.2 million increase in personnel costs, and a 1.4% or $0.2 million increase in taxes. These increases were partially offset by a 9.5% or $0.3 million decrease in insurance costs.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property operating income divided by property rental income) decreased 1.7% to 62.6%.

For the six months ended June 30, 2003, same community property operating income decreased 4.3% or $7.6 million compared to the same period in 2002 as a result of a 1.7% or $4.8 million decrease in revenues from rental and other income and a 2.8% or $2.8 million increase in operating expenses. The decrease in revenues from rental and other income was primarily driven by a 2.2% or $6.3 million decrease in rental rates and a 21.7% or $0.3 million increase in bad debt expense. These decreases in income were partially offset by a 21.2% or $1.4 million increase in sub-meter, gas, and trash reimbursements, a 1.6% or $0.3 million decrease in vacancy loss, and a 1.6% or $0.1 million decrease in concession expense. Physical occupancy for six months ended June 30, 2003 increased 0.1% to 93.5% compared to the same period in the prior year. The increase in property operating expenses was primarily driven by a 7.1% or $1.1 million increase in repair and maintenance expense, a 4.3% or $0.7 million increase in utilities expense, a 7.6% or $0.7 million increase in administrative and marketing expense, a 2.7% or $0.7 million increase in personnel costs, and a 2.4% or $0.6 million increase in taxes. These increases were partially offset by an 11.1% or $0.7 million decrease in insurance costs and a 41.2% or $0.3 million decrease in incentive compensation.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property operating income divided by property rental income) decreased 1.7% to 62.3%.

Non-Mature Communities

The remaining 10% of United Dominion’s property operating income during the first six months of 2003 was generated from its non-mature communities (those communities acquired or developed during 2002 and 2003, sold properties, and those properties classified as real estate held for disposition). The 15 communities with 4,954 apartment homes acquired by United Dominion during 2002 and 2003 provided $11.6 million of property operating income. In addition, United Dominion’s development communities, which included 854 apartment homes constructed since January 1, 2002, provided $2.4 million of property operating income during 2003, the seven communities with 2,063 apartment homes classified as real estate held for disposition provided $4.3 million of property operating income, and other non-mature communities provided $0.9 million of property operating income for the six months ended June 30, 2003.

Real Estate Depreciation

For the three and six months ended June 30, 2003, real estate depreciation on both continuing and discontinued operations remained relatively constant compared to the same period in 2002 regardless of the decrease in the weighted average number of apartment homes experienced from June 30, 2002 to June 30, 2003, primarily due to the newly acquired properties having a significantly higher per home cost compared to those properties that have been disposed of, and other capital expenditures.

Interest Expense

For the three months ended June 30, 2003, interest expense on both continuing and discontinued operations decreased $3.6 million or 10.8% from the same period in 2002 primarily due to debt refinancings, decreasing interest rates, and an overall decrease in the weighted average level of debt outstanding. For the quarter ended June 30, 2003, the weighted average amount of debt outstanding decreased 5.4% or $115.5 million when compared to the same period in the prior year and the weighted average interest rate decreased from 6.0% to 5.5% in 2003. The weighted average amount of debt employed during 2003 is lower than 2002 primarily due to the high acquisition volume at the beginning of 2002 that was subsequently mitigated by high disposition activity in the second half of 2002. The decrease in the average interest rate during 2003 reflects the ability of United Dominion to take advantage of declining interest rates through refinancing and the utilization of variable rate debt.

For the six months ended June 30, 2003, interest expense on both continuing and discontinued operations decreased $4.5 million or 6.9% from the same period in 2002 primarily due to debt refinancings, decreasing interest rates, and an overall decrease in the weighted average level of debt outstanding. For the six months ended June 30, 2003, the weighted average amount of debt outstanding decreased 0.3% or $5.4 million compared to the same period in the prior year and the weighted average interest rate decreased from 6.2% to 5.6% during the first six months of 2003. The weighted average amount of debt employed during 2003 is lower than 2002 primarily due to the high acquisition volume at the beginning of 2002 that was subsequently mitigated by high disposition activity in the second half of 2002. The decrease in the average interest rate during 2003 reflects the ability of United Dominion to take advantage of declining interest rates through refinancing and the utilization of variable rate debt.

General and Administrative

For the three months ended June 30, 2003, general and administrative expenses increased $0.3 million or 5.3% compared to the same period in 2002. For the six months ended June 30, 2003, general and administrative expenses decreased $1.9 million or 15.3% over the comparable period in 2002. The decrease for the six month period was primarily due to a provision made in the first quarter of 2002 for the pending buyout of certain long-term security monitoring contracts as well as a decrease in incentive compensation expense for the six months ended June 30, 2003.

Gains on Sales of Land and Depreciable Property

For the three and six months ended June 30, 2003, United Dominion recognized gains for financial reporting purposes of $0 and $1 million, respectively, compared to $11.8 million and $12.7 million for the comparable period in 2002. Changes in the level of gains recognized from period to period reflect the changing level of United Dominion’s divestiture activity from period to period, as well as the extent of gains related to specific properties sold.

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

For a discussion of these and other factors affecting our business and prospects, see “Item 1.—Business—Factors Affecting Our Business and Prospects” in our Annual Report on Form 10-K for the year ended December 31, 2002. In addition, the following factors may affect our business and prospects:

Increases in U.S. state and local taxes could adversely affect our cash available for distribution.

Many U.S. states and localities are considering increases in their income and/or real property tax rates (or increases in the assessments of real property) to cover the revenue shortfalls they are currently facing. We are subject to state and local income and property taxation in various jurisdictions in which we transact business and own property. Increases in income and/or property taxes in those jurisdictions could adversely affect our cash available for distribution to stockholders.

Maryland law may limit the ability of a third party to acquire control of us, which may not be in our stockholders’ best interest.

Maryland business statutes may limit the ability of a third party to acquire control of us. As a Maryland corporation, we are subject to various Maryland laws which may have the effect of discouraging offers to acquire our company and of increasing the difficulty of consummating any such offers, even if our acquisition would be in our stockholders’ best interests. The Maryland General Corporation Law restricts mergers and other business combination transactions between us and any person who acquires beneficial ownership of shares of our stock representing 10% or more of the voting power without our board of directors’ prior approval. Any such business combination transaction could not be completed until five years after the person acquired such voting power, and generally only with the approval of stockholders representing 80% of all votes entitled to be cast and 66 2/3% of the votes entitled to be cast, excluding the interested stockholder, or upon payment of a fair price. Maryland law also provides generally that a person who acquires shares of our equity stock that represent 10% (and certain higher levels) of the voting power in electing directors will have no voting rights unless approved by a vote of two-thirds of the shares eligible to vote.

Share ownership limitations may prevent takeovers that are beneficial to our stockholders.

Our amended and restated articles of incorporation contain ownership and transfer restrictions relating to our common stock. These restrictions include a provision that generally limits a person from beneficially owning or constructively owning shares of our outstanding equity stock in excess of a 9.9% ownership interest, unless our board of directors exempts the person from such ownership limitation, provided that any such exemption shall not allow the person to exceed 13% of the value of our outstanding equity stock. These provisions may have the effect of delaying, deferring, or preventing someone from taking control of us, even though a change of control might involve a premium price for our stockholders or might otherwise be in our stockholders’ best interests.

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

See our Annual Report on Form 10-K for the year ended December 31, 2002 “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of June 30, 2003, our market risk has not changed materially from the amounts reported on our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.	CONTROLS AND PROCEDURES

As of June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. In addition, our Chief Executive Officer and our Chief Financial Officer concluded that during the quarter ended June 30, 2003, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 12, 2003, we issued 3,425,217 shares of our Series E Cumulative Convertible Preferred Stock, priced at $16.61 per share, as partial consideration for the acquisition of four apartment communities in Southern California. The Series E preferred shares were issued to the shareholders of Midlands Company, a Delaware corporation, which owned two of the apartment communities acquired in the transaction. We acquired the four apartment communities for approximately $137 million. In addition, we acquired a note receivable with a notional value of $5 million in this transaction. The total consideration paid by us in connection with the transaction included the $58.8 million of Series E preferred shares, 1,617,815 Operating Partnership Units totaling $26.9 million, and cash of approximately $56 million. A total of $37 million in debt will be placed on two of the apartment communities.

Subject to certain adjustments and conditions, each share of the Series E Cumulative Convertible Preferred Stock is convertible at any time and from time to time at the holder’s option into one share of our common stock. Because the Series E preferred shares were sold in a transaction not involving a public offering, the sale of the shares is exempt from registration under the Securities Act of 1933 in accordance with Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On May 21, 2003, we issued 3,076,923 shares of our common stock to Security Capital Preferred Growth Incorporated at a price or $16.25 per share upon the conversion of 2,000,000 shares of our outstanding Series D Cumulative Convertible Redeemable Preferred Stock held by Security Capital. Because the shares of common stock were sold in a transaction not involving a public offering, the transaction is exempt from registration under the Securities Act of 1933 in accordance with Section 4(2) of the Securities Act.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 6, 2003, United Dominion held its Annual Meeting of Shareholders. At the meeting, the shareholders voted on the election of directors, a proposal to change our state of incorporation from Virginia to Maryland, a proposal to approve the Series B Out-Performance Program, and a proposal to ratify the selection of Ernst & Young LLP to serve as our independent auditors for the year ending December 31, 2003.

The following persons were elected directors of United Dominion, to serve as such for the term indicated and under their respective successors are duly elected and qualified or until their earlier resignation or removal, by the indicated vote:

Name	Votes For	Votes Withheld
Robert P. Freeman	99,771,694	2,736,991
Jon A. Grove	101,411,915	1,096,770
James D. Klingbeil	101,370,699	1,137,986
Robert C. Larson	101,390,468	1,118,217
John P. McCann	101,363,641	1,145,044
Thomas R. Oliver	101,402,384	1,106,301
Lynne B. Sagalyn	99,742,381	2,766,304
Mark J. Sandler	101,403,192	1,105,493
Robert W. Scharar	99,775,298	2,733,387
Thomas W. Toomey	101,418,570	1,090,115

The shareholders approved the proposal to change our state of incorporation from Virginia to Maryland by the indicated vote:

Votes For	Votes Against	Votes Abstained
74,134,384	3,209,386	1,991,935

The shareholders approved the proposal to approve the Series B Out-Performance Program by the indicated vote:

Votes For	Votes Against	Votes Abstained
69,144,620	9,027,790	1,163,293

The shareholders approved the proposal to ratify the selection of Ernst & Young LLP to serve as independent auditors for the year ending December 31, 2003, by the indicated vote:

Votes For	Votes Against	Votes Abstained
96,477,440	4,246,132	1,785,113

There were 23,172,980 broker non-votes.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

The exhibits filed with this Report are set forth in the Exhibit Index.

(b)	Reports on Form 8-K.

We filed or furnished the following Current Reports on Form 8-K during the quarter ended June 30, 2003. The information provided under Item 9. Regulation FD Disclosure (Item 12. Results of Operations and Financial Condition) is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

Current Report on Form 8-K dated March 14, 2003, filed with the Securities and Exchange Commission on April 3, 2003, under Item 5. Other Events and under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

Current Report on Form 8-K dated April 16, 2003, filed with the Securities and Exchange Commission on April 16, 2003, under Item 5. Other Events and under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

Current Report on Form 8-K dated April 24, 2003, filed with the Securities and Exchange Commission on April 28, 2003, under Item 5. Other Events and under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

Current Report on Form 8-K dated April 28, 2003, furnished to the Securities and Exchange Commission on April 29, 2003, under Item 9. Regulation FD Disclosure (Item 12. Results of Operations and Financial Conditions).

Current Report on Form 8-K dated May 14, 2003, filed with the Securities and Exchange Commission on May 14, 2003, under Item 5. Other Events and under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

Current Report on Form 8-K dated June 11, 2003, filed with the Securities and Exchange Commission on June 11, 2003, under Item 5. Other Events and under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED DOMINION REALTY TRUST, INC.
(registrant)

Date: August 13, 2003	/s/ CHRISTOPHER D. GENRY
Christopher D. Genry
Executive Vice President and Chief Financial Officer

Date: August 13, 2003	/s/ SCOTT A. SHANABERGER
Scott A. Shanaberger
Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description

2.1	Articles of Merger between UDRT Maryland, Inc., a Maryland corporation, and United Dominion Realty Trust, Inc., a Virginia corporation, filed with the State Department of Assessments and Taxation of the State of Maryland. *

2.2	Articles of Merger between UDRT Maryland, Inc., a Maryland corporation, and United Dominion Realty Trust, Inc., a Virginia corporation, filed with the State Corporation Commission of the Commonwealth of Virginia.*

3.1	Amended and Restated Articles of Incorporation of United Dominion Realty Trust, Inc., a Maryland corporation, (attached as Exhibit A to Exhibit 2.01 to the Registrant’s Current Report on Form 8-K dated and filed June 11, 2003 and incorporated herein by reference).*

3.2	Bylaws of United Dominion Realty Trust, Inc., a Maryland corporation.*

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

*	Incorporated by reference to Registrant’s Current Report on Form 8-K dated June 11, 2003, filed with the Securities and Exchange Commission on June 11, 2003 (Commission File No. 1-10524).