Form 10-Q
period 2003-09-30
UNITED DOMINION REALTY TRUST INC
filed 2003-11-12
CIK 74208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares of the issuer’s common stock, $1 par value, outstanding as of November 10, 2003 was 120,783,668.

UNITED DOMINION REALTY TRUST, INC.

FORM 10-Q

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS

Real estate owned:
Real estate held for investment	$4,122,402	$3,908,746
Less: accumulated depreciation	(854,465)	(742,876)

	3,267,937	3,165,870
Real estate under development	41,317	30,624
Real estate held for disposition (net of accumulated depreciation of $1,006 and $5,857)	8,387	22,256

Total real estate owned, net of accumulated depreciation	3,317,641	3,218,750
Cash and cash equivalents	12,940	3,152
Restricted cash	7,006	11,773
Deferred financing costs, net	21,370	17,548
Investment in unconsolidated development joint venture	2,214	—
Funds held in escrow from 1031 exchanges pending the acquisition of real estate	14,447	7,180
Other assets	37,950	17,690
Real estate held for disposition assets	128	43

Total assets	$3,413,696	$3,276,136

LIABILITIES AND STOCKHOLDERS’ EQUITY

Secured debt	$1,041,476	$1,015,740
Unsecured debt	967,251	1,041,900
Real estate taxes payable	32,270	29,743
Accrued interest payable	14,181	11,908
Security deposits and prepaid rent	21,030	21,379
Distributions payable	39,950	35,141
Accounts payable, accrued expenses, and other liabilities	39,898	49,634
Real estate held for disposition liabilities	941	204

Total liabilities	2,156,997	2,205,649
Minority interests	88,215	69,216
Stockholders’ equity:
Preferred stock, no par value; $25 liquidation preference, 25,000,000 shares authorized; 5,416,009 shares 8.60% Series B Cumulative Redeemable issued and outstanding (5,416,009 in 2002)	135,400	135,400
6,000,000 shares 7.50% Series D Cumulative Convertible Redeemable issued and outstanding (8,000,000 in 2002)	143,350	175,000
3,425,217 shares 8.00% Series E Cumulative Convertible issued and outstanding (0 in 2002)	56,893	—
Common stock, $1 par value; 250,000,000 shares authorized 120,162,717 shares issued and outstanding (106,605,259 in 2002)	120,163	106,605
Additional paid-in capital	1,351,307	1,140,786
Distributions in excess of net income	(629,441)	(541,428)
Deferred compensation—unearned restricted stock awards	(5,789)	(2,504)
Notes receivable from officer-stockholders	(600)	(2,630)
Accumulated other comprehensive loss, net	(2,799)	(9,958)

Total stockholders’ equity	1,168,484	1,001,271

Total liabilities and stockholders’ equity	$3,413,696	$3,276,136

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
REVENUES
Rental income	$152,157	$146,857	$450,395	$434,643
Non-property income	307	138	703	885

Total revenues	152,464	146,995	451,098	435,528
EXPENSES
Rental expenses:
Real estate taxes and insurance	17,092	14,883	51,388	47,604
Personnel	16,296	15,553	46,155	43,551
Utilities	9,610	8,638	27,567	24,839
Repair and maintenance	9,779	10,380	28,556	26,942
Administrative and marketing	5,658	5,693	16,772	15,819
Property management	4,252	4,312	12,631	13,028
Other operating expenses	302	277	912	931
Real estate depreciation	41,058	38,341	118,900	110,083
Interest	27,829	34,136	88,923	98,222
General and administrative	5,526	2,974	16,133	15,478
Other depreciation and amortization	807	946	2,327	3,213
Impairment loss on investments	1,392	—	1,392	—
Loss/(gain) on early debt retirement	—	12,104	(171)	28,364

Total expenses	139,601	148,237	411,485	428,074

Income/(loss) before minority interests and discontinued operations	12,863	(1,242)	39,613	7,454
Minority interests of outside partnerships	—	(377)	(614)	(1,098)
Minority interests of unitholders in operating partnerships	(330)	506	(724)	881

Income/(loss) before discontinued operations, net of minority interests	12,533	(1,113)	38,275	7,237
Income from discontinued operations, net of minority interests	7,911	21,512	11,094	38,889

Net income	20,444	20,399	49,369	46,126
Distributions to preferred stockholders—Series B	(2,911)	(2,911)	(8,733)	(8,733)
Distributions to preferred stockholders—Series D (Convertible)	(3,053)	(3,886)	(10,482)	(11,815)
Distributions to preferred stockholders—Series E (Convertible)	(1,138)	—	(1,365)	—
Premium on preferred share repurchases	(12,100)	—	(18,350)	—

Net income available to common stockholders	$1,242	$13,602	$10,439	$25,578

Earnings per common share—basic and diluted:
Loss from continuing operations available to common stockholders, net of minority interests	$(0.06)	$(0.07)	$(0.01)	$(0.13)
Income from discontinued operations, net of minority interests	$0.07	$0.20	$0.10	$0.37
Net income available to common stockholders	$0.01	$0.13	$0.09	$0.24
Common distributions declared per share	$0.2850	$0.2775	$0.8550	$0.8325
Weighted average number of common shares outstanding—basic and diluted	116,350	107,148	112,252	106,139

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Operating Activities
Net income	$49,369	$46,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122,524	121,685
Impairment loss on real estate and investments	1,392	2,301
Gains on sales of land and depreciable property	(8,149)	(31,873)
Minority interests	2,040	2,788
(Gain)/loss on early debt retirement	(171)	29,340
Amortization of deferred financing costs and other	4,902	3,881
Changes in operating assets and liabilities:
Increase/(decrease) in operating liabilities	1,347	(5,827)
(Increase)/decrease in operating assets	(8,624)	8,861

Net cash provided by operating activities	164,630	177,282

Investing Activities
Proceeds from sales of real estate investments, net	79,083	271,494
Acquisition of real estate assets, net of liabilities assumed and equity	(159,792)	(232,143)
Development of real estate assets	(12,425)	(9,188)
Capital expenditures and other major improvements—real estate assets, net of escrow reimbursement	(38,797)	(32,966)
Capital expenditures—non-real estate assets	(1,176)	(1,122)
Funds held in escrow from tax free exchanges pending the acquisition of real estate	(14,447)	(7,180)

Net cash used in investing activities	(147,554)	(11,105)

Financing Activities
Proceeds from the issuance of secured debt	37,415	324,282
Scheduled principal payments on secured debt	(8,937)	(7,837)
Non-scheduled principal payments and prepayment penalties on secured debt	(2,510)	(286,940)
Proceeds from the issuance of unsecured debt	199,101	198,476
Payments and prepayment penalties on unsecured debt	(207,307)	(154,843)
Net repayment of revolving bank debt	(67,100)	(168,200)
Payment of financing costs	(6,094)	(4,845)
Proceeds from the issuance of common stock	166,151	57,473
Proceeds from the repayment of officer loans	2,030	1,288
Proceeds from the issuance of performance shares	1,000	—
Distributions paid to minority interests	(6,758)	(6,885)
Distributions paid to preferred stockholders	(20,429)	(20,636)
Distributions paid to common stockholders	(93,779)	(87,399)
Repurchase of common stock	(71)	(7,803)

Net cash used in financing activities	(7,288)	(163,869)
Net increase in cash and cash equivalents	9,788	2,308
Cash and cash equivalents, beginning of period	3,152	4,641

Cash and cash equivalents, end of period	$12,940	$6,949

Supplemental Information:
Interest paid during the period	$86,604	$106,369
Issuance of restricted stock awards	5,286	2,904
Non-cash transactions:
Secured debt assumed with the acquisition of properties	—	41,636
Issuance of preferred stock in connection with acquisitions	58,811	—
Issuance of preferred operating partnership units in connection with acquisitions	26,872	—
Reduction in secured debt from the disposition of properties	—	31,063
Conversion of operating partnership minority interests to common stock (70,451 shares in 2003 and 92,159 in 2002)	1,056	1,252

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Distributions in Excess of Net Income	Deferred Compensation— Unearned Restricted Stock Awards	Notes Receivable from Officer— Stockholders	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount						Total
Balance, December 31, 2002	13,416,009	$310,400	106,605,259	$106,605	$1,140,786	$(541,428)	$(2,504)	$(2,630)	$(9,958)	$1,001,271
Comprehensive Income
Net income						49,369				49,369
Other comprehensive income:
Unrealized gain on derivative instruments									7,159	7,159

Comprehensive income						49,369			7,159	56,528

Issuance of common shares to employees, officers and director-stockholders			929,055	929	10,187					11,116
Issuance of common shares through dividend reinvestment and stock purchase plan			47,657	48	796					844
Issuance of common shares through public offering			9,100,000	9,100	144,830					153,930
Issuance of 8.00% Series E Cumulative Convertible shares	3,425,217	56,893			1,918					58,811
Purchase of common stock			(4,564)	(5)	(66)					(71)
Issuance of restricted stock awards			337,936	338	4,948		(5,286)			—
Adjustment for conversion of minority interests of unitholders in operating partnerships			70,451	71	985					1,056
Principal repayments on notes receivable from officer-stockholders								2,030		2,030
Accretion of premium of Preferred D redemptions		12,100				(12,100)				—
Conversion of 7.50% Series D Cumulative Convertible Redeemable shares	(2,000,000)	(43,750)	3,076,923	3,077	46,923					6,250
Common stock distributions declared ($0.8550 per share)						(104,702)				(104,702)
Preferred stock distributions declared-Series B ($1.6125 per share)						(8,733)				(8,733)
Preferred stock distributions declared-Series D ($1.5267 per share)						(10,482)				(10,482)
Preferred stock distributions declared-Series E ($0.6644 per share)						(1,365)				(1,365)
Amortization of deferred compensation							2,001			2,001

Balance, September 30, 2003	14,841,226	$335,643	120,162,717	$120,163	$1,351,307	$(629,441)	$(5,789)	$(600)	$(2,799)	$1,168,484

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(UNAUDITED)

1. CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of United Dominion Realty Trust, Inc. and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership”), and Heritage Communities L.P. (the “Heritage OP”), (collectively, “United Dominion”). As of September 30, 2003, there were 122,893,768 units in the Operating Partnership outstanding, of which 113,098,985 units, or 92.0%, were owned by United Dominion and 9,794,783 units, or 8.0%, were owned by limited partners. As of September 30, 2003, there were 3,492,889 units in the Heritage OP outstanding, of which 3,131,035 units, or 89.6%, were owned by United Dominion and 361,854 units, or 10.4%, were owned by non-affiliated limited partners. The consolidated financial statements of United Dominion include the minority interests of the unitholders in the Operating Partnership and the Heritage OP.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and related notes appearing in United Dominion’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission as amended by the Current Report on Form 8-K filed May 14, 2003.

In the opinion of management, the consolidated financial statements reflect all adjustments which are necessary for the fair presentation of financial position at September 30, 2003 and results of operations for the interim periods ended September 30, 2003 and 2002. Such adjustments are normal and recurring in nature. All significant inter-company accounts and transactions have been eliminated in consolidation. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

2. REAL ESTATE HELD FOR INVESTMENT

At September 30, 2003, there are 259 communities with 74,236 apartment homes classified as real estate held for investment. The following table summarizes the components of real estate held for investment at September 30, (dollars in thousands):

	September 30, 2003	December 31, 2002
Land and land improvements	$774,315	$718,109
Buildings and improvements	3,130,170	2,980,941
Furniture, fixtures, and equipment	217,917	209,696

Real estate held for investment	4,122,402	3,908,746
Accumulated depreciation	(854,465)	(742,876)

Real estate held for investment, net	$3,267,937	$3,165,870

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(UNAUDITED)

3. INCOME FROM DISCONTINUED OPERATIONS

For the nine months ended September 30, 2003, United Dominion sold six communities with a total of 1,675 apartment homes and two commercial properties with a total of 181,503 square feet. At September 30, 2003, United Dominion had one community with 252 apartment homes and a net book value of $4.6 million and one parcel of land with a net book value of $3.8 million included in real estate held for disposition. During the nine months ended September 30, 2002, United Dominion sold 23 communities with a total of 6,564 apartment homes, one parcel of land, and one commercial property with 143,000 square feet. The results of operations for these properties and the interest expense associated with the secured debt on these properties are classified on the Consolidated Statements of Operations in the line item entitled “Income from discontinued operations, net of minority interests.”

The following is a summary of income from discontinued operations for the three and nine months ended September 30, 2003 and 2002 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Rental income	$2,679	$10,485	$9,624	$40,527

Rental expenses	1,450	4,589	4,681	17,256
Real estate depreciation	32	1,137	1,288	8,301
Interest	—	472	—	2,017
Loss on early debt retirement	—	474	—	975
Impairment loss on real estate and investments	—	—	—	2,301
Other expenses	—	7	8	90

	1,482	6,679	5,977	30,940
Income before gains on sales of investments, and minority interests	1,197	3,806	3,647	9,587
Net gains on sales of depreciable property	7,215	19,128	8,149	31,872

Income before minority interests	8,412	22,934	11,796	41,459
Minority interests on income from discontinued operations	(501)	(1,422)	(702)	(2,570)

Income from discontinued operations, net of minority interests	$7,911	$21,512	$11,094	$38,889

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(UNAUDITED)

4. INVESTMENT IN UNCONSOLIDATED DEVELOPMENT JOINT VENTURE

On September 10, 2002, United Dominion entered into a development joint venture with AEGON USA Realty Advisors, Inc. in which United Dominion is serving as the managing member. The joint venture is expected to develop approximately eight to ten garden-style apartment communities over the next three years, with a total development cost of up to $210 million. The joint venture will obtain bank construction financing for 65% to 80% of total costs and will provide equity contributions for the balance of the costs with AEGON providing 80% and United Dominion providing 20%. United Dominion is serving as the developer, general contractor and property manager for the joint venture and has guaranteed those project development costs, excluding financing costs (including fees and interest), which exceed the defined project cost budgeted amounts. Management estimates that its likelihood of funding its guarantor obligations is remote and that the impact to United Dominion would be immaterial. In June 2003, United Dominion contributed land with a carrying value of $3.8 million to the joint venture.

The following is a summary of the financial position of the joint venture as of September 30, 2003 (dollars in thousands):

Assets
Real estate under development	$6,073
Cash and cash equivalents	174

Total assets	$6,247

Liabilities and Partners’ Capital
Accounts payable and other accrued liabilities	$147
Partners’ capital	6,100

Total liabilities and partners’ capital	$6,247

In addition, we recognized a $1.4 million charge for the write-off of United Dominion’s investment in Realeum, Inc., an unconsolidated joint venture created to develop web-based solutions for multi-family property and portfolio management.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(UNAUDITED)

5. SECURED DEBT

Secured debt on continuing and discontinued operations, which encumbers $1.6 billion or 38.1% of United Dominion’s real estate owned ($2.6 billion or 61.9% of United Dominion’s real estate owned is unencumbered) consists of the following at September 30, 2003 (dollars in thousands):

	Principal Outstanding		Weighted Average Interest Rate	Weighted Average Years to Maturity	Number of Communities Encumbered
	September 30, 2003	December 31, 2002	2003	2003	2003
Fixed Rate Debt
Mortgage notes payable	$185,239	$187,927	7.57%	5.9	13
Tax-exempt secured notes payable	55,155	61,278	6.56%	10.5	7
Fannie Mae credit facilities	288,875	288,875	6.40%	7.3	9
Fannie Mae credit facilities—swapped	17,000	17,000	6.74%	0.6	—

Total fixed rate secured debt	546,269	555,080	6.83%	6.9	29

Variable Rate Debt
Mortgage notes payable	46,299	11,752	2.29%	8.1	4
Tax-exempt secured notes payable	7,770	7,770	0.85%	24.4	1
Fannie Mae credit facilities	370,469	370,469	1.69%	13.6	51
Freddie Mac credit facility	70,669	70,669	1.58%	7.3	8

Total variable rate secured debt	495,207	460,660	1.72%	12.4	64

Total Secured Debt	$1,041,476	$1,015,740	4.40%	9.5	93

Approximate principal payments due during each of the next five calendar years and thereafter, as of September 30, 2003, are as follows (dollars in thousands):

Year	Fixed Rate Maturities	Variable Rate Maturities	Total Secured Maturities
2003	$13,961	$82	$14,043
2004	60,592	337	60,929
2005	18,929	4,759	23,688
2006	32,259	3,706	35,965
2007	7,306	—	7,306
Thereafter	413,222	486,323	899,545

	$546,269	$495,207	$1,041,476

For the nine months ended September 30, 2002, United Dominion recognized $29.3 million ($0.27 per diluted share) of expense as a result of prepayment penalties incurred from the refinancing of certain secured loans, using proceeds from the Fannie Mae and Freddie Mac credit facilities, and the early payoff of loans on the sale of properties.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(UNAUDITED)

6. UNSECURED DEBT

A summary of unsecured debt at September 30, 2003 and December 31, 2002 is as follows (dollars in thousands):

	September 30,	December 31,
	2003	2002
Commercial Banks
Borrowings outstanding under an unsecured credit facility due March 2007 (a)	$108,700	$—
Borrowings outstanding under an unsecured credit facility due August 2003 (a)	—	175,800
Borrowings outstanding under an unsecured term loan due May 2004–2005 (a)	—	100,000
Senior Unsecured Notes—Other
7.65% Medium-Term Notes due January 2003	—	10,000
7.22% Medium-Term Notes due February 2003	—	11,815
8.63% Notes due March 2003	—	78,005
7.98% Notes due March 2002–2003	—	7,428
5.05% City of Portland, OR Bonds due October 2003	7,345	7,345
7.67% Medium-Term Notes due January 2004	46,585	46,585
7.73% Medium-Term Notes due April 2005	21,100	21,100
7.02% Medium-Term Notes due November 2005	49,760	49,760
7.95% Medium-Term Notes due July 2006	85,374	85,374
7.07% Medium-Term Notes due November 2006	25,000	25,000
7.25% Notes due January 2007	92,255	92,265
4.50% Medium-Term Notes due March 2008 (b)	200,000	—
ABAG Tax-Exempt Bonds due August 2008	46,700	46,700
8.50% Monthly Income Notes due November 2008	29,081	29,081
6.50% Notes due June 2009	200,000	200,000
8.50% Debentures due September 2024 (c)	54,118	54,118
Other (d)	1,233	1,524

	858,551	766,100

Total Unsecured Debt	$967,251	$1,041,900

(a)	During the first quarter of 2003, United Dominion closed on a new three-year $500 million unsecured revolving credit facility. The credit facility replaced United Dominion’s $375 million unsecured revolving credit facility and $100 million unsecured term loan. If United Dominion receives commitments from additional lenders or if the initial lenders increase their commitments, United Dominion will be able to increase the credit facility to $650 million. At United Dominion’s option, the credit facility can be extended for one year to March 2007. At September 30, 2003, United Dominion had three interest rate swap agreements associated with commercial bank borrowings under the revolver with an aggregate notional value of $51.5 million under which United Dominion paid a fixed rate of interest and received a variable rate of interest on the notional amounts. The interest rate swaps, which mature from May 2004 through July 2004, effectively change United Dominion’s interest rate exposure on the $51.5 million of borrowings from a variable rate to a weighted average fixed rate of approximately 8.5%. As of September 30, 2003, the weighted average interest rate of the $108.7 million in commercial borrowings, after giving effect to swap agreements, was 5.0%.
(b)	In February 2003, United Dominion issued $150 million of 4.5% senior unsecured medium-term notes due in March 2008. The net proceeds of $149.3 million from the sale were used to repay amounts outstanding on United Dominion’s $375 million unsecured revolving credit facility. In August 2003, United Dominion issued an additional $50 million of 4.5% senior unsecured medium-term notes due in March 2008. The net proceeds of $49.8 million from the sale were used to repay amounts outstanding on United Dominion’s $500 million unsecured credit facility.
(c)	Includes an investor put feature that grants a one-time option to redeem the debentures in September 2004.
(d)	Includes $1.2 million and $1.5 million at September 30, 2003 and December 31, 2002, respectively, of deferred gains from the termination of interest rate risk management agreements.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(UNAUDITED)

7. FINANCIAL INSTRUMENTS

United Dominion accounts for its derivative instruments in accordance with Statements of Financial Accounting Standards No. 133 and 138, “Accounting for Certain Derivative Instruments and Hedging Activities.” At September 30, 2003, all of United Dominion’s derivative financial instruments are interest rate swap agreements that are designated as cash flow hedges of debt with variable interest rate features, and are qualifying hedges for financial reporting purposes. For derivative instruments that qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings during the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.

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

The following table presents the fair values of United Dominion’s derivative financial instruments outstanding, based on external market quotations, as of September 30, 2003 (dollars in thousands):

Notional Amount	Fixed Rate	Type of Contract	Effective Date	Contract Maturity	Fair Value
Secured Debt— FNMA:
$10,000	6.92%	Swap	12/01/99	04/01/04	$(312)
7,000	6.48%	Swap	06/30/99	06/30/04	(316)

17,000	6.74%				(628)
Unsecured Debt— Bank Credit Facility:
23,500	8.52%	Swap	11/15/00	05/15/04	(871)
23,000	8.52%	Swap	11/15/00	05/15/04	(853)
5,000	8.65%	Swap	06/26/95	07/01/04	(218)

51,500	8.53%				(1,942)

$68,500	8.09%				$(2,570)

During the quarter ended September 30, 2003, United Dominion recognized $1.8 million of unrealized gains in comprehensive income and no gain/loss was recorded to net income for what would be the ineffective portion of our hedging instruments. In addition, United Dominion has recognized $2.6 million of derivative financial instrument liabilities on the Consolidated Balance Sheet.

As of September 30, 2003, United Dominion expects to reclassify $2.8 million of net losses on derivative instruments from accumulated other comprehensive loss to earnings (interest expense which, combined with the interest paid on the underlying debt, results in interest expense at the fixed rates shown above) during the next twelve months on the related hedged transactions.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

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

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Numerator for basic and diluted earnings per share—Loss from continuing operations available to common stockholders, net of minority interests	$(6,669)	$(7,910)	$(655)	$(13,311)

Denominator:
Denominator for basic and diluted earnings per share—Weighted average common shares outstanding	116,865	107,148	112,662	106,139
Non-vested restricted stock awards	(515)	—	(410)	—

	116,350	107,148	112,252	106,139

Basic and diluted loss per share	$(0.06)	$(0.07)	$(0.01)	$(0.13)

The effect of the conversion of the operating partnership units and convertible preferred stock is not dilutive and is therefore not included in the above calculations. If the operating partnership units were converted to common stock, the additional shares of common stock outstanding for the three and nine months ended September 30, 2003 would be 8,541,946 and 7,602,342 and 6,972,581 and 7,010,248 for the three and nine months ended September 30, 2002. If the convertible preferred stock was converted to common stock, the additional shares of common stock outstanding for the three and nine months ended September 30, 2003 would be 12,655,986 and 12,200,073 weighted average common shares and 12,307,692 weighted average common shares for the three and nine months ended September 30, 2002.

The effect of employee stock options for the three and nine months ended September 30, 2003, was not included in the above calculation since its effect would be anti-dilutive due to the loss from continuing operations available to common stockholders, net of minority interests, incurred during the periods presented.

9. STOCK-BASED COMPENSATION

United Dominion has elected to follow the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for its employee stock options because the alternative fair value accounting provided for under Statement 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of United Dominion’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(UNAUDITED)

The following table sets forth United Dominion’s earnings and earnings per share had United Dominion’s stock-based compensation expense been determined based upon the fair value method at the date of grant, consistent with the provisions of SFAS 123 (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Reported net income available to common stockholders	$1,242	$13,602	$10,439	$25,578

Stock-based employee compensation cost included in net income	947	498	2,003	1,245

Stock-based employee compensation cost that would have been included in net income under the fair value method	(1,021)	(594)	(2,226)	(1,531)

Adjusted net income available to common stockholders	$1,168	$13,506	$10,216	$25,292

Earnings per common share—basic and diluted
As reported	$0.01	$0.13	$0.09	$0.24
Pro forma	$0.01	$0.13	$0.09	$0.24

10. COMPREHENSIVE INCOME

Total comprehensive income for the three and nine months ended September 30, 2003 and 2002 was $22.2 million and $56.5 million for 2003 and $20.9 million and $48.5 million for 2002, respectively. The difference between net income and total comprehensive income is primarily due to the fair value accounting for interest rate swaps.

11. COMMITMENTS AND CONTINGENCIES

Commitments

United Dominion is committed to completing its real estate currently under development, which has an estimated cost to complete of $54.1 million at September 30, 2003.

Contingencies

Series A Out-Performance Program

In May 2001, the stockholders of United Dominion approved the Series A Out-Performance Program (the “Series A Program”) pursuant to which executives and other key officers of United Dominion (the “participants”) were given the opportunity to invest indirectly in United Dominion by purchasing interests in a limited liability company (the “Series A LLC”), the only assets of which are a special class of partnership units of the Operating Partnership (“Series A Out-Performance Partnership Shares” or “Series A OPPSs”), for an initial investment of $1.27 million (the full market value of the Series A OPPSs at inception, as determined by an independent investment banking firm). The Series A Program measured United Dominion’s performance over a 28-month period beginning February 2001 and ending on May 31, 2003.

The Series A Program was designed to provide participants with the possibility of substantial returns on their investment if United Dominion’s total return on its common stock, measured by the cumulative amount of dividends paid plus share price appreciation during the measurement period, exceeded the greater of (a) the cumulative total return of the Morgan Stanley REIT Index over the same period; and (b) is at least the equivalent of a 30% total return, or 12% annualized.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

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

Series B Out-Performance Program

In May 2003, the shareholders of United Dominion approved the Series B Out-Performance Program (the “Series B Program”) pursuant to which certain executive officers and key employees of United Dominion (the “participants”) were given the opportunity to invest indirectly in United Dominion by purchasing interests in a limited liability company (the “Series B LLC”), the only assets of which are a special class of partnership units of the Operating Partnership (“Series B Out-Performance Partnership Shares” or “Series B OPPSs”) . The purchase price for the Series B OPPSs was determined by United Dominion’s board of directors to be $1,000,000, assuming 100% participation, and was based upon the advise of an independent valuation expert. The Series B Program will measure United Dominion’s performance over a 24-month period beginning June 2003.

The Series B Program is designed to provide participants with the possibility of substantial returns on their investment if the total return on United Dominion’s common stock, as measured by the cumulative amount of dividends paid plus share price appreciation during the measurement period (a) exceeds the cumulative total return of the Morgan Stanley REIT Index peer group index over the same period; and (b) is at least the equivalent of a 22% total return, or 11% annualized.

At the conclusion of the measurement period, if United Dominion’s total return satisfies these criteria, the Series B LLC as holder of the Series B OPPSs will receive (for the indirect benefit of the participants as holders of interests in the Series B LLC) distributions and allocations of income and loss from the Operating Partnership equal to the distributions and allocations that would be received on the number of OP Units obtained by:

i.	determining the amount by which the cumulative total return of United Dominion’s common stock over the measurement period exceeds the greater of the cumulative total return of the Morgan Stanley REIT Index, which is the peer group index, or the minimum return (such excess being the “excess return”);

ii.	multiplying 5% of the excess return by United Dominion’s market capitalization (defined as the average number of shares outstanding over the 24-month period (including common stock, OP Units, outstanding options and convertible securities) multiplied by the daily closing price of United Dominion’s common stock, up to a maximum of 2% of market capitalization; and

iii.	dividing the number obtained in (ii) by the market value of one share of United Dominion’s common stock on the valuation date, determined by the weighted average price of common stock for the 20 trading days immediately preceding the valuation date.

If, on the valuation date, the cumulative total return of United Dominion’s common stock does not meet the minimum return or the total return of the peer group and there is no excess return, then the participants will forfeit their entire initial investment. It is this feature, combined with the fact that management paid market value for the indirect interest in the Series B OPPSs, that we believe makes this program better than previous programs, such as stock options, that were likewise designed to motivate and retain executives and key management, by ensuring that management’s goals are perpetually aligned with the stockholders.

12. RELATED PARTY TRANSACTIONS

As of September 30, 2003, United Dominion has $0.6 million of notes receivable from certain officers and directors of United Dominion (original principal balances of $0.6 million), at an interest rate of 7.0% that mature in June 2004. The purpose of the loans was for the borrowers to purchase shares of United Dominion’s common stock pursuant to United Dominion’s 1991 Stock Purchase

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(UNAUDITED)

and Loan Plan. The loans are evidenced by promissory notes between the borrowers and United Dominion and are secured by a pledge of the shares of common stock (43,000 shares with a market value of $0.8 million at September 30, 2003). The notes require that dividends received on the shares be applied towards payment of the notes.

In addition, United Dominion entered into a Servicing and Purchase Agreement (the “ Servicing Agreement”) with SunTrust Bank (the “Bank”) whereby United Dominion has agreed to act as servicing agent for and to purchase certain loans made by the Bank to officers and directors of United Dominion (the “Borrowers”) to finance the purchase of shares of United Dominion’s common stock. The loans are evidenced by promissory notes (“Notes”) between each Borrower and the Bank. The Servicing Agreement provides that the Bank can require United Dominion to purchase the Notes upon an event of default by the Borrower or United Dominion under the Servicing Agreement and at certain other times during the term of the Servicing Agreement. The aggregate outstanding principal balance of the Notes as of September 30, 2003 was $7.2 million (original principal balance was $8.8 million), and all of the Notes mature during 2004. Because certain of the Borrowers elected floating rate loans and others elected fixed rate loans, the interest rates on these loans as of September 30, 2003 ranged from 2.08% to 7.68%. Each Borrower entered into a Participation Agreement with United Dominion that requires that all cash dividends received on the shares (734,243 shares at September 30, 2003 with a closing market value of $13.4 million) be applied towards payment of the Notes. Based upon the fact that 100% of all cash dividend payments are paid to amortize the Notes and that the Notes are recourse to the Borrowers, United Dominion believes that its exposure to liability under the Servicing Agreement is remote.

13. PREMIUM ON PREFERRED SHARE REPURCHASES

In the second quarter of 2003, we exercised our right to redeem 2.0 million shares of United Dominion’s Series D Cumulative Convertible Redeemable Preferred Stock (“Series D”) that were subsequently converted by the holder into 3,076,923 shares of common stock at a price of $16.25 per share. We have notified the holders of the Series D of our intent to redeem 4.0 million shares of Series D in December 2003. As a result, United Dominion recognized a $12.1 million premium on preferred share repurchases during the third quarter of 2003. The premium amount recognized to convert these shares represents the cumulative accretion to date between the face value of the preferred stock at conversion and the value at which it was recorded at the time of issuance.

14. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150). The statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. This statement is effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB decided to indefinitely defer the effective date of the provisions of FAS 150 related to finite life entities and also indicated it may modify other guidance in FAS 150. United Dominion believes that its equity and its partner’s equity (classified as “Minority Interests” on our consolidated balance sheet) are properly classified.

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities.” This statement refines the identification process of variable interest entities and how an entity assesses its interests in a variable interest entity to decide whether to consolidate that entity. United Dominion, from time to time, enters into partnership and joint venture arrangements, which may be required to be consolidated under this statement. The provisions of Interpretation 46 were deferred and are now applicable to joint ventures created before February 1, 2003 for the first reporting period that ends after December 15, 2003. United Dominion is currently assessing the impact that this interpretation will have on its consolidated financial position and results of operations.

In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This statement requires that a liability for the fair value of a guarantee be recognized at the time the obligation is undertaken. The statement also requires that the liability be measured over the term of the

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(UNAUDITED)

related guarantee. This statement is effective for all guarantees entered into subsequent to December 31, 2002. For all guarantees entered into prior to December 31, 2002, there is to be no change in accounting; however, disclosure of management’s estimate of its future obligation under the guarantee is to be made. As of September 30, 2003, management estimates that its likelihood of funding its guarantor obligations is remote and that the impact to United Dominion would be immaterial.

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

15. SUBSEQUENT EVENTS

On October 1, 2003, United Dominion completed the sale of $75 million of 5.13% senior unsecured notes due in January 2014 under its shelf registration statement. The net proceeds of approximately $74.5 million from this issuance were used to repay amounts outstanding on United Dominion’s $500 million unsecured revolving credit facility.

On October 8, 2003, United Dominion completed the sale of 600,000 shares of common stock at a public offering price of $18.40 in connection with the exercise of the over-allotment option granted to the underwriter for United Dominion’s September 2003 offering of 4.0 million shares of common stock. The net proceeds of approximately $10.8 million will be used for general corporate purposes, including funding future acquisitions and development, with any remaining balance used to reduce outstanding variable rate debt under our unsecured credit facilities.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, development activity and capital expenditures, capital raising activities, rent growth, occupancy, and rental expense growth. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of United Dominion to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting United Dominion, or its properties, adverse changes in the real estate markets and general and local economies and business conditions. Although United Dominion believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by United Dominion or any other person that the results or conditions described in such statements or the objectives and plans of United Dominion will be achieved.

Business Overview

United Dominion is a real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages middle-market apartment communities nationwide. We were formed in 1972 as a Virginia corporation and our subsidiaries include two operating partnerships, United Dominion Realty, L.P. and Heritage Communities L.P. In June 2003, United Dominion changed its state of incorporation from Virginia to Maryland. Unless the context otherwise requires, all references in this report to “we,” “us,” “our,” or “United Dominion” refer collectively to United Dominion and its subsidiaries.

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

At September 30, 2003, United Dominion’s portfolio included 260 communities with 74,630 apartment homes nationwide. The following table summarizes United Dominion’s market information by major geographic markets (includes real estate held for disposition, real estate under development, and land, but excludes commercial properties):

	As of September 30, 2003				Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
	Number of Apartment Communities	Number of Apartment Homes	Percentage of Carrying Value	Carrying Value (in thousands)	Average Physical Occupancy	Average Monthly Rental Rates	Average Physical Occupancy	Average Monthly Rental Rates
Southern California	10	2,775	6.9%	$287,352	95.5%	$1,077	95.1%	$1,023
Dallas, TX	15	5,133	6.4%	264,755	95.1%	652	95.3%	666
Houston, TX	22	5,726	5.6%	234,562	89.8%	633	90.3%	637
Phoenix, AZ	11	3,635	5.2%	218,050	91.4%	712	91.8%	714
Orlando, FL	14	4,140	5.1%	210,442	93.7%	704	93.6%	710
Raleigh, NC	11	3,663	5.0%	206,943	92.3%	661	93.1%	711
Tampa, FL	11	3,836	4.5%	187,135	92.1%	720	93.1%	707
Metropolitan DC	7	2,188	4.0%	167,897	96.3%	984	96.0%	978
Arlington, TX	10	3,465	3.8%	160,026	94.0%	650	94.5%	658
Columbus, OH	6	2,530	3.6%	150,173	94.5%	675	93.7%	677
Monterey Peninsula, CA	9	1,706	3.6%	148,940	93.5%	927	93.2%	922
San Francisco, CA	4	980	3.4%	141,794	94.6%	1,489	95.4%	1,515
Charlotte, NC	10	2,711	3.4%	140,220	94.3%	602	95.5%	603
Nashville, TN	8	2,220	2.9%	121,904	92.5%	655	93.3%	657
Greensboro, NC	8	2,122	2.5%	105,716	93.4%	578	93.7%	578
Richmond, VA	8	2,372	2.4%	99,682	92.9%	709	94.6%	709
Wilmington, NC	6	1,868	2.2%	91,991	91.9%	622	91.5%	628
Baltimore, MD	7	1,470	2.2%	90,833	95.5%	896	95.7%	898
Atlanta, GA	6	1,426	1.8%	73,178	90.5%	645	91.2%	662
Columbia, SC	6	1,584	1.5%	63,381	93.7%	600	93.5%	599
Jacksonville, FL	3	1,157	1.4%	59,675	95.8%	678	96.2%	678
Norfolk, VA	6	1,438	1.3%	55,446	96.7%	734	95.8%	725
Lansing, MI	4	1,226	1.2%	51,390	90.4%	656	93.1%	654
Seattle, WA	3	628	0.8%	34,532	94.8%	734	93.3%	737
Other Western	6	2,650	3.8%	158,676	91.9%	776	90.9%	782
Other Pacific	8	2,275	3.0%	124,990	88.4%	753	90.8%	753
Other Southwestern	7	1,795	2.4%	99,710	88.4%	661	87.8%	677
Other Florida	7	1,825	2.2%	92,117	93.5%	737	94.4%	735
Other North Carolina	8	1,893	1.8%	76,802	96.6%	574	94.2%	576
Other Southeastern	4	1,394	1.7%	70,381	90.3%	577	90.4%	580
Other Midwestern	8	1,357	1.7%	68,426	91.5%	668	93.6%	668
Other Mid-Atlantic	5	928	1.1%	43,512	93.6%	847	95.4%	834
Other Northeastern	2	372	0.5%	18,371	95.1%	711	95.6%	710
Real Estate Under Development	—	142	0.7%	29,752	—	—	—	—
Land	—	—	0.4%	15,387	—	—	—	—

Total	260	74,630	100.0%	$4,164,141	93.0%	$717	93.3%	$717

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

United Dominion has a shelf registration statement filed with the Securities and Exchange Commission which provides for the issuance of up to an aggregate of $1 billion in common shares, preferred shares, and debt securities to facilitate future financing activities in the public capital markets. Throughout 2003, United Dominion has completed various financing activities under its $1.0 billion shelf registration statement. These activities are summarized in the section entitled “Financing Activities” that follows. As of September 30, 2003, approximately $642.4 million of equity and debt securities remained available for use under the shelf registration statement. Access to capital markets is dependent on market conditions at the time of issuance.

On July 3, 2003, we entered into a sales agreement pursuant to which we may issue and sell through an agent up to a total of 5,000,000 shares of common stock from time to time in “at the market offerings,” as defined in Rule 415 of the Securities Act of 1933. These sales will be made under our $1 billion shelf registration statement. The sale price of the common stock will be no lower than the minimum price designated by us prior to the sale. As of September 30, 2003, we had not sold any shares of common stock pursuant to the sales agreement.

In September 2003, Standard & Poor’s Rating Services upgraded the rating on our senior unsecured debt from BBB- to BBB, our preferred stock from BB+ to BBB- and our corporate credit rating from BBB-/Positive to BBB/Stable outlook.

In November 2003, we increased our medium-term note program from $300 million to $500 million.

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

During the remainder of 2003, United Dominion has approximately $14.0 million of secured debt and $7.5 million of unsecured debt which will mature and we anticipate repaying that debt with proceeds from borrowings under our secured or unsecured credit facilities or the issuance of new unsecured debt securities.

Critical Accounting Policies and Estimates

Our critical accounting policies are those having the most impact on the reporting of our financial condition and results and those requiring significant judgments and estimates. These policies include those related to (1) capital expenditures, (2) impairment of long-

lived assets, and (3) derivatives and hedging activities. Our critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2002. There have been no significant changes in our critical accounting policies from those reported in our 2002 Annual Report on Form 10-K. With respect to these critical accounting policies, management believes that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.

Statements of Cash Flow

The following discussion explains the changes in net cash provided by operating activities and net cash used in investing and financing activities that are presented in United Dominion’s Consolidated Statements of Cash Flows.

Operating Activities

For the nine months ended September 30, 2003, United Dominion’s cash flow provided by operating activities was $164.6 million compared to $177.3 million for the same period in 2002. The decrease in cash flow provided by operating activities resulted primarily from a $14.1 million decrease in total property operating income and a decrease in the overall size of United Dominion’s apartment community portfolio (see discussion under “Apartment Community Operations”). The decrease in property cash flow was partially offset by an $11.3 million decrease in interest expense and an increase in operating assets primarily due to an $8.0 million note receivable placed on a property that United Dominion currently manages.

Investing Activities

For the nine months ended September 30, 2003, net cash used in investing activities was $147.6 million compared to $11.1 million for the same period in 2002. Changes in the level of investing activities from period to period reflect United Dominion’s strategy as it relates to its acquisition, capital expenditure, development, and disposition programs, as well as the impact of the capital market environment on these activities, all of which are discussed in further detail below.

Acquisitions

During the nine months ended September 30, 2003, United Dominion acquired four apartment communities in Orange County, California totaling 1,068 homes, the remaining 47% joint venture partners’ ownership interest in nine communities totaling 1,706 homes in Salinas and Pacific Grove, California, one apartment community with 464 apartment homes in St. Petersburg, Florida, one community with 149 apartment homes in Anaheim, California, and one parcel of land in Irving, Texas for an aggregate consideration of approximately $265.9 million. Consistent with our long-term strategic plan to achieve greater operating efficiencies by investing in fewer, more concentrated markets with long-term growth potential, United Dominion, over the last two years, has been expanding its interests in the fast growing Southern California market. Throughout the remainder of 2003, we plan to continue to channel new investments to those markets we believe will provide the best investment returns for us over the next ten years. Markets will be targeted based upon defined criteria including past performance, expected job growth, current and anticipated housing supply and demand, and the ability to attract and support household formation.

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

During the first nine months of 2003, $38.8 million or $524 per home was spent on capital expenditures for all of United Dominion’s communities excluding development and commercial properties. These capital improvements included turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as HVAC equipment, roofs, landscaping, siding, parking lots, and other non-revenue enhancing capital expenditures, which aggregated $27.9 million or $376 per home. In addition, revenue enhancing capital expenditures, including water sub-metering, the initial installation of microwaves or washer-dryers, and extensive interior upgrades totaled $8.2 million or $111 per home and major renovations totaled $2.7 million or $37 per home for the nine months ended September 30, 2003.

The following table outlines capital expenditures and repair and maintenance costs for United Dominion’s total portfolio, excluding real estate under development and commercial properties for the periods presented (dollars in thousands):

	Nine Months Ended September 30,			Nine Months Ended September 30, (per unit)
	2003	2002	% Change	2003	2002	% Change
Turnover capital expenditures	$11,618	$12,727	-8.7%	$157	$166	-5.4%

Other recurring capital expenditures	16,249	13,114	23.9%	219	171	28.1%

Total recurring capital expenditures	27,867	25,841	7.8%	376	337	11.6%

Revenue enhancing improvements	8,200	6,750	21.5%	111	88	26.1%

Major renovations	2,730	375	628.0%	37	5	640.0%

Total capital improvements	$38,797	$32,966	17.7%	$524	$430	21.9%

Repair and maintenance	29,638	29,805	-0.6%	400	389	2.8%

Total expenditures	$68,435	$62,771	9.0%	$924	$819	12.8%

Total capital improvements increased $5.8 million or $94 per home for the first nine months of 2003 compared to the same period in 2002. United Dominion will continue to selectively add revenue enhancing improvements which we believe will provide a return on investment substantially in excess of United Dominion’s cost of capital. Recurring capital expenditures during 2003 are currently expected to be approximately $460 per home.

Real Estate Under Development

Development activity is focused in core markets in which we have operations. For the nine months ended September 30, 2003, United Dominion invested approximately $12.4 million in development projects, an increase of $3.2 million from $9.2 million for the same period in 2002.

The following projects were under development at September 30, 2003:

	Location	Number of Apartment Homes	Completed Apartment Homes	Cost to Date (In thousands)	Budgeted Cost (In thousands)	Estimated Cost Per Home	Expected Completion Date
The Mandolin II	Dallas, TX	178	142	$11,600	$13,300	$74,700	4Q03
2000 Post III	San Francisco, CA	24	—	2,400	7,000	291,700	3Q04
Rancho Cucamonga	Los Angeles, CA	414	—	15,700	63,500	153,400	4Q05

		616	142	$29,700	$83,800	$136,000

In addition, United Dominion owns seven parcels of land that it continues to hold for future development that had a carrying value at September 30, 2003 of $11.6 million. Five of the seven parcels represent additional phases to existing communities as United Dominion plans to add apartment homes adjacent to currently owned communities that are in improving markets.

Development Joint Venture

In September 2002, United Dominion entered into a development joint venture with AEGON USA Realty Advisors, Inc. in which United Dominion serves as the managing member. The joint venture is expected to develop approximately eight to ten garden-style apartment communities over the next three to five years, with a total development cost of up to $210 million. The joint venture will obtain bank construction financing for 65% to 80% of total costs. The joint venture will provide equity contributions for the balance of the costs with AEGON providing 80% and United Dominion providing 20%. United Dominion will serve as the developer, general contractor, and property manager for the joint venture, and will guarantee those project development costs, excluding financing costs (including fees and interest), which exceed the defined project cost budgeted amounts for each respective project, as they come to fruition. Management estimates that its likelihood of funding its guarantor obligations is remote and that the impact to United Dominion would be immaterial.

The following joint venture project was under development at September 30, 2003:

	Location	Number of Apartment Homes	Completed Apartment Homes	Cost to Date (In thousands)	Budgeted Cost (In thousands)	Estimated Cost Per Home	Expected Completion Date
Villa Tuscana	Houston, TX	504	—	$6,100	$28,400	$56,300	4Q05

Disposition of Investments

For the nine months ended September 30, 2003, United Dominion sold six communities with 1,675 apartment homes and two commercial properties for an aggregate sales price of approximately $83.9 million and recognized gains for financial reporting purposes of $8.1 million. Proceeds from the sales were used primarily to reduce debt.

During 2003, United Dominion plans to continue to pursue its strategy of exiting markets where long-term growth prospects are limited and redeploying capital into markets that would enhance future growth rates and economies of scale. We intend to use proceeds from 2003 dispositions to acquire communities, fund development activity, and reduce debt.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2003 was $7.3 million compared to net cash used in financing activities of $163.9 million for the nine months ended September 30, 2002. As part of the plan to improve United Dominion’s balance sheet, we utilized proceeds from dispositions, equity and debt offerings, and refinancings to extend maturities, pay down existing debt, and purchase new properties.

The following is a summary of our financing activities for the nine months ended September 30, 2003:

•	Repaid $11.4 million of secured debt and $207.3 million of unsecured debt.

•	Sold 2.0 million shares of common stock at a public offering price of $15.71 per share under our $1 billion shelf registration statement in January 2003. The net proceeds from the offering of $31.2 million were used to repay debt and for general corporate purposes.

•	Sold $150 million aggregate principal amount of 4.50% medium-term notes due in March 2008 in February 2003 under our medium-term note program. The net proceeds from the issuance of $149.3 million were used to repay amounts outstanding on our $375 million unsecured revolving credit facility.

•	Negotiated a new $500 million unsecured revolving credit facility to replace United Dominion’s $375 million unsecured revolver and $100 million unsecured term loan in March 2003. The credit facility’s interest rate is 25 and 30 basis points lower than the previous unsecured revolver and term loan, respectively.

•	Sold 3.0 million shares of common stock in April 2003 at a public offering price of $16.97 per share. The net proceeds from this offering of $49.2 million were ultimately used to acquire additional apartment communities. United Dominion sold an additional 100,000 shares of common stock at a public offering price of $16.97 per share in connection with the exercise of the underwriter’s over-allotment option in May 2003. The net proceeds of $1.6 million were used for general corporate purposes.

•	Exercised our right to redeem 2.0 million shares of our Series D Cumulative Redeemable Preferred Stock in May 2003 that were subsequently converted by the holder into 3,076,923 shares of common stock at a price of $16.25 per share.

•

Issued $56.9 million of a new cumulative convertible preferred stock, the “Series E” preferred stock, and 1,617,815 Operating Partnership Units (“OP Units”) totaling $26.9 million in June 2003 as partial consideration for the purchase of four communities in Southern California. Each share of Series E and OP Units were priced at $16.61 per share and dividends on the Series E and OP

Units carry a fixed coupon of 8.0% until such time as the common share dividend is equal to or exceeds this amount for four consecutive quarters, at which time the Series E and OP Units will be entitled to receive dividends equivalent to the dividends paid to holders of United Dominion’s common stock.

•	Sold an additional $50 million of 4.50% medium-term notes due in March 2008 in July 2003 under our medium-term note program. The net proceeds from the issuance of approximately $49.9 million were used to repay amounts outstanding on United Dominion’s $500 million unsecured revolving credit facility.

•	Sold 4.0 million shares of common stock in September 2003 at a public offering price of $18.40 per share under our $1 billion shelf registration statement. United Dominion also granted the underwriter an option to purchase an additional 600,000 shares to cover over-allotments. The net proceeds from the offering of approximately $72.3 million will be used for general corporate purposes, including funding future acquisitions and development, with any remaining balance used to reduce outstanding variable rate debt under our unsecured credit facilities.

Credit Facilities

United Dominion has four secured revolving credit facilities with Fannie Mae with an aggregate commitment of $860 million and one with Freddie Mac for $72 million. As of September 30, 2003, $676.3 million was outstanding under the Fannie Mae credit facilities leaving $183.7 million of unused capacity. The Fannie Mae credit facilities are for an initial term of ten years, bear interest at floating and fixed rates, and can be extended for an additional five years at United Dominion’s discretion. As of September 30, 2003, $70.7 million had been funded under the Freddie Mac credit facility leaving $1.3 million of unused capacity. The Freddie Mac credit facility is for an initial term of five years with an option by United Dominion to extend for an additional four-year term at the then market rate. As of September 30, 2003, the aggregate borrowings under both the Fannie Mae and Freddie Mac credit facilities was $747.0 million. We have $305.9 million of the funded balance fixed at a weighted average interest rate of 6.4%. The remaining balance on these facilities is currently at a weighted average variable rate of 1.7%.

United Dominion has a $500 million three-year unsecured revolving credit facility that matures in March 2006. The credit facility replaces United Dominion’s $375 million unsecured revolver and $100 million unsecured term loan. If United Dominion receives commitments from additional lenders or if the initial lenders increase their commitments, we will be able to increase the credit facility to $650 million. At United Dominion’s option, the credit facility can be extended one year to March 2007. Based on our current credit ratings, the credit facility bears interest at a rate equal to LIBOR plus 90 basis points. As of September 30, 2003, $108.7 million was outstanding under the credit facility leaving $391.3 million of unused capacity.

The Fannie Mae and Freddie Mac credit facilities and the bank revolving credit facility are subject to customary financial covenants and limitations.

Information concerning short-term bank borrowings under United Dominion’s credit facility and unsecured term loan is summarized in the table that follows (dollars in thousands):

	Three months ended September 30, 2003	Twelve months ended December 31, 2002
Total line of credit	$500,000	$475,000
Borrowings outstanding at end of period	108,700	275,800
Weighted average daily borrowings during the period	241,176	256,493
Maximum daily borrowings outstanding during the period	272,800	411,600
Weighted average interest rate during the period	2.0%	3.0%
Weighted average interest rate at end of period	1.8%	2.5%
Weighted average interest rate at end of period, after giving effect to swap agreements	5.0%	6.8%

Derivative Instruments

As part of United Dominion’s overall interest rate risk management strategy, we use derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. United Dominion’s derivative transactions used for interest rate risk management include various interest rate swaps with indices that relate to the pricing of specific financial instruments of United Dominion. United Dominion believes that it has appropriately controlled its interest rate risk through the use of derivative instruments. During the first nine months of 2003, the fair value of United Dominion’s derivative instruments has improved from an unfavorable value position of $9.6 million at December 31, 2002 to an unfavorable value position of $2.6 million at September 30, 2003. This decrease is primarily due to the normal progression of the fair market value of derivative instruments to get closer to zero as they near the end of their terms (see Note 7 to the consolidated financial statements).

Funds from Operations

Funds from operations (“FFO”) is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from sales of depreciable property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. United Dominion computes FFO for all periods presented in accordance with the recommendations set forth by the National Association of Real Estate Investment Trust’s (“NAREIT”) October 1, 1999 White Paper. Adjusted funds from operations (“AFFO”) is defined as FFO less recurring capital expenditures for our stabilized portfolio of an estimated $460 per home in 2003 and an actual $425 per home in 2002. The 2003 per home charge will be adjusted at year-end to reflect actual expenditures. United Dominion considers FFO and AFFO in evaluating property acquisitions and its operating performance, and believes that FFO and AFFO should be considered along with, but not as an alternative to, net income as a measure of United Dominion’s operating performance and liquidity. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

Historical cost accounting for real estate assets in accordance with generally accepted accounting principles implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical costs depreciation, among other items, from net income based on generally accepted accounting procedures. The use of FFO, combined with the required presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. We generally consider FFO to be a useful measure for reviewing our comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. We believe that FFO and AFFO are the best measures of economic profitability for real estate investment trusts.

The following table outlines United Dominion’s FFO calculation and reconciliation to generally accepted accounting principles for the three and nine months ended September 30, (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$20,444	$20,399	$49,369	$46,126

Adjustments:
Distributions to preferred stockholders	(7,102)	(6,797)	(20,580)	(20,548)
Real estate depreciation, net of outside partners’ interest	41,058	37,993	118,465	108,948
Minority interests of unitholders in operating partnership	330	(506)	724	(881)
Real estate depreciation related to unconsolidated entities	52	60	137	437

Discontinued Operations:
Real estate depreciation	32	1,137	1,288	8,301
Minority interests of unitholders in operating partnership	501	1,422	702	2,570
Net gains on sales of depreciable property	(7,215)	(19,128)	(8,149)	(31,872)

Funds from operations (“FFO”)—basic	$48,100	$34,580	$141,956	$113,081

Distribution to preferred stockholders—Series D and E (Convertible)	4,191	3,886	11,847	11,815

Funds from operations—diluted	$52,291	$38,466	$153,803	$124,896

Gains on the disposition of real estate developed for sale	812	—	812	—

FFO with gains on the disposition of real estate developed for sale—diluted	$53,103	$38,466	$154,615	$124,896

Recurring capital expenditures	(8,662)	(8,069)	(25,593)	(24,438)

Adjusted funds from operations (“AFFO”)—diluted	$44,441	$30,397	$129,022	$100,458

Weighted average number of common shares and OP Units outstanding—basic	124,979	114,121	119,923	113,149
Weighted average number of common shares, OP Units, and common stock equivalents outstanding—diluted	140,424	128,557	134,870	127,534

In the computation of diluted FFO, OP Units, out-performance partnership shares, and the shares of Series D and Series E convertible preferred stock are dilutive; therefore, they are included in the diluted share count.

Gains from the disposition of real estate investments developed for sale is defined as net sales proceeds less a tax provision (such development by REITs must be conducted in a TRS) and the gross investment basis of the asset before accumulated depreciation. We consider FFO with gains/losses on real estate developed for sale to be a meaningful supplemental measure of performance because of the short-term use of funds to produce a profit which differs from the traditional long-term investment in real estate for REITs.

The following is a reconciliation of GAAP gains from the disposition of real estate developed for sale to gross gains from the disposition of real estate developed for sale for the three and nine months ended September 30, (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
GAAP gains from the disposition of real estate developed for sale	$1,249	$—	$1,249	$—
Less: accumulated depreciation	(437)	—	(437)	—

Gains from the disposition of real estate developed for sale	$812	$—	$812	$—

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2003	2002	2003	2002
Net cash provided by operating activities	$57,574	$60,340	$164,630	$177,282
Net cash provided by (used in) investing activities	9,797	106,559	(147,554)	(11,105)
Net cash used in financing activities	(56,058)	(165,529)	(7,288)	(163,869)

Results of Operations

The following discussion includes the results of both continuing and discontinued operations for the periods presented.

Net Income Available to Common Stockholders

Net income available to common stockholders was $1.2 million ($0.01 per common share) for the quarter ended September 30, 2003, compared to $13.6 million ($0.13 per common share) for the same period in the prior year. The decrease for the quarter ended September 30, 2003 when compared to the same period in 2002 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this report:

•	$11.9 million less in gains recognized from the sale of depreciable property during the current quarter;

•	a $2.6 million decrease in operating results during the current quarter;

•	a $1.6 million increase in depreciation expense in the current quarter;

•	a $2.6 million increase in general and administrative expense during the current quarter;

•	a charge of $1.4 million during the current quarter for the write-off of United Dominion’s investment in Realeum, Inc.; and

•	a charge of $12.1 million during the current quarter for a premium on preferred share repurchases.

These decreases in income were partially offset by a $6.8 million decrease in interest expense during the current period, and a $12.6 million decrease in losses from the early retirement of debt as a result of prepayment penalties incurred in 2002.

For the nine months ended September 30, 2003, net income available to common stockholders decreased $15.1 million ($0.15 per common share) compared to the same period in the prior year. The decrease in net income available to common stockholders for the nine months ended September 30, 2003 when compared to the same period in the prior year resulted primarily from the following items, all of which are discussed in further detail elsewhere within this report:

•	$23.8 million less in gains recognized from the sale of depreciable property in 2003;

•	a $13.8 million decrease in operating results in 2003;

•	a $1.8 million decrease in depreciation expense in 2003; and

•	a charge of $18.4 million in 2003 for a premium on preferred share repurchases.

These decreases in income were partially offset by an $11.3 million decrease in interest expense in 2003, $29.3 million less in prepayment penalties in 2003 from the refinancing of mortgage debt and the early payoff of loans on the sale of properties, and a $2.3 million impairment charge taken in 2002 related to a portfolio in Memphis, Tennessee.

Apartment Community Operations

United Dominion’s net income is primarily generated from the operation of its apartment communities. The following table summarizes the operating performance of United Dominion’s total apartment portfolio for each of the periods presented (dollars in thousands):

	Three Months Ended September, 30,			Nine Months Ended September 30,
	2003	2002	% Change	2003	2002	% Change
Property rental income	$154,631	$157,082	-1.6%	$459,306	$474,148	-3.1%
Property operating expense*	(59,780)	(59,628)	0.3%	(174,855)	(175,567)	-0.4%

Property operating income	$94,851	$97,454	-2.7%	$284,451	$298,581	-4.7%

Weighted average number of homes	75,555	76,812	-1.6%	74,330	77,491	-4.1%
Physical occupancy**	93.0%	92.6%	0.4%	93.3%	93.1%	0.2%

*	Excludes depreciation, amortization, and property management expenses.
**	Based upon weighted average number of homes.

The decrease in property operating income provided by the same communities, development communities, and acquisition communities since September 30, 2002 is primarily due to an overall decrease in same community property operating income.

Same Communities

United Dominion’s same communities (those communities acquired, developed, and stabilized prior to January 1, 2002 and held on January 1, 2003, which consisted of 67,916 apartment homes) provided 89% of our property operating income for the nine month period ended September 30, 2003.

For the third quarter of 2003, same community property operating income decreased 3.1% or $2.8 million compared to the same period in 2002 as a result of a 1.2% or $1.7 million decrease in revenues from rental and other income and a 2.0% or $1.1 million increase in operating expenses. The decrease in revenues from rental and other income was primarily driven by a 2.6% or $4.0 million decrease in rental rates. This decrease in income was partially offset by a 7.6% or $0.9 million decrease in vacancy loss, a 13.5% or $0.7 million decrease in concession expense, and a 16.9% or $0.6 million increase in sub-meter, gas, and trash reimbursements. Physical occupancy for the quarter increased 0.3% to 92.9% for the quarter. The increase in property operating expenses was primarily driven by a 117.3% or $1.2 million increase in insurance costs and a 7.4% or $0.6 million increase in utilities expense. These increases were offset by an 8.4% or $0.9 million decrease in repair and maintenance costs.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property operating income divided by property rental income) decreased 1.2% to 61.0%.

For the nine months ended September 30, 2003, same community property operating income decreased 4.0% or $10.6 million compared to the same period in 2002 as a result of a 1.6% or $6.7 million decrease in revenues from rental and other income and a 2.6% or $3.9 million increase in operating expenses. The decrease in revenues from rental and other income was primarily driven by a 2.3% or $9.9 million decrease in rental rates. This decrease in income were partially offset by a 19.8% or $2.0 million increase in sub-

meter, gas, and trash reimbursements, a 3.0% or $0.9 million decrease in vacancy loss, and a 4.3% or $0.6 million decrease in concession expense. Physical occupancy for nine months ended September 30, 2003 increased 0.1% to 93.3% compared to the same period in the prior year. The increase in property operating expenses was primarily driven by a 5.3% or $1.3 million increase in utilities expense, a 1.9% or $0.8 million increase in personnel costs, a 5.0% or $0.7 million increase in administrative and marketing costs, a 1.7% or $0.7 million increase in taxes, and a 1.4% or $0.4 million increase in repair and maintenance costs.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin decreased 1.6% to 61.9%.

Non-Mature Communities

The remaining 11% of United Dominion’s property operating income during the first nine months of 2003 was generated from communities that we classify as “non-mature communities” (those communities acquired or developed during 2002 and 2003, sold properties, and those properties classified as real estate held for disposition). The 16 communities with 5,103 apartment homes acquired by United Dominion during 2002 and 2003 provided $20.8 million of property operating income. The six communities with 1,675 apartment homes sold during 2003 provided $3.8 million of property operating income. In addition, United Dominion’s development communities, which included 936 apartment homes constructed since January 1, 2002, provided $3.5 million of property operating income during 2003, the one community with 252 apartment homes classified as real estate held for disposition provided $0.8 million of property operating income, and other non-mature communities provided $1.2 million of property operating income for the nine months ended September 30, 2003.

Real Estate Depreciation

For the three and nine months ended September 30, 2003, real estate depreciation on both continuing and discontinued operations remained relatively constant compared to the same period in 2002, regardless of the decrease in the weighted average number of apartment homes experienced from September 30, 2002 to September 30, 2003, primarily due to the newly acquired properties having a significantly higher per home cost compared to those properties that have been disposed of, and other capital expenditures.

Interest Expense

For the three months ended September 30, 2003, interest expense on both continuing and discontinued operations decreased $6.8 million or 19.6% from the same period in 2002 primarily due to debt refinancings, decreasing interest rates, and an overall decrease in the weighted average level of debt outstanding. For the quarter ended September 30, 2003, the weighted average amount of debt outstanding decreased 0.7% or $13.8 million when compared to the same period in the prior year and the weighted average interest rate decreased from 6.2% to 5.4% in 2003. The weighted average amount of debt outstanding during 2003 is lower than 2002 primarily due to the high acquisition volume at the beginning of 2002 that was subsequently mitigated by high disposition activity in the second half of 2002. Furthermore, acquisition costs in 2003 that exceeded disposition proceeds have been funded, in most part, by equity and OP Unit issuances. The decrease in the average interest rate during 2003 reflects the ability of United Dominion to take advantage of declining interest rates through refinancing and the utilization of variable rate debt.

For the nine months ended September 30, 2003, interest expense on both continuing and discontinued operations decreased $11.3 million or 11.3% from the same period in 2002 primarily due to debt refinancings, decreasing interest rates, and an overall decrease in the weighted average level of debt outstanding. For the nine months ended September 30, 2003, the weighted average amount of debt outstanding decreased 0.9% or $19.2 million compared to the same period in the prior year and the weighted average interest rate decreased from 6.2% to 5.5% during the first nine months of 2003. The weighted average amount of debt outstanding during 2003 is lower than 2002 primarily due to the high acquisition volume at the beginning of 2002 that was subsequently mitigated by high disposition activity in the second half of 2002. Furthermore, acquisition costs in 2003 that exceeded disposition proceeds have been funded, in most part, by equity and OP Unit issuances. The decrease in the average interest rate during 2003 reflects the ability of United Dominion to take advantage of declining interest rates through refinancing and the utilization of variable rate debt.

General and Administrative

For the three months ended September 30, 2003, general and administrative expenses increased $2.6 million or 85.8% compared to the same period in 2002 primarily as a result of the reversal in the third quarter of 2002 of a provision made in the first quarter of 2002 for the pending buyout of certain long-term security monitoring contracts that United Dominion had on 25% of its apartment portfolio. For the nine months ended September 30, 2003, general and administrative expenses increased $0.7 million or 4.2% over the comparable period in 2002 primarily due to an increase in incentive compensation expense.

Impairment Loss on Investments

During the third quarter of 2003, we recognized a $1.4 million charge for the write-off of United Dominion’s investment in Realeum, Inc., an unconsolidated development joint venture created to develop web-based solutions for multi-family property and portfolio management.

Gains on Sales of Land and Depreciable Property

For the three and nine months ended September 30, 2003, United Dominion recognized gains for financial reporting purposes of $7.2 and $8.1 million, respectively, compared to $19.1 million and $31.9 million for the comparable period in 2002. Changes in the level of gains recognized from period to period reflect the changing level of United Dominion’s divestiture activity from period to period, as well as the extent of gains related to specific properties sold.

Premium on Preferred Share Repurchases

In the second quarter of 2003, we exercised our right to redeem 2.0 million shares of United Dominion’s Series D Cumulative Convertible Redeemable Preferred Stock (“Series D”) that were subsequently converted by the holder into 3,076,923 shares of common stock at a price of $16.25 per share. We have notified the holders of the Series D of our intent to redeem 4.0 million shares of Series D in December 2003. As a result, United Dominion recognized a $12.1 million premium on preferred share repurchases during the third quarter of 2003. The premium amount recognized to convert these shares represents the cumulative accretion to date between the face value of the preferred stock at conversion and the value at which it was recorded at the time of issuance.

Inflation

United Dominion believes that the direct effects of inflation on our operations have been immaterial. Substantially all of United Dominion’s leases are for a term of one year or less which generally minimizes our risk from the adverse effects of inflation.

Factors Affecting Our Business Prospects

There are many factors that affect our business and the results of our operations, some of which are beyond our control. These factors include:

•	Unfavorable changes in apartment market and economic conditions that could adversely affect occupancy levels and rental rates.

•	The failure of acquisitions to achieve anticipated results.

•	Possible difficulty in selling apartment communities.

•	The timing and closing of planned dispositions under agreement.

•	Competitive factors that may limit our ability to lease apartment homes or increase or maintain rents.

•	Insufficient cash flow that could affect our debt financing and create refinancing risk.

•	Failure to generate sufficient revenue, which could impair our debt service payments and distributions to stockholders.

•	Development and construction risks that may impact our profitability.

•	Delays in completing developments and lease-ups on schedule.

•	Our failure to succeed in new markets.

•	Changing interest rates, which could increase interest costs and affect the market price of our securities.

•	Potential liability for environmental contamination, which could result in substantial costs.

•	The imposition of federal taxes if we fail to qualify as a REIT in any taxable year.

For a discussion of these and other factors affecting our business and prospects, see “Item 1. —Business—Factors Affecting Our Business and Prospects” in our Annual Report on Form 10-K for the year ended December 31, 2002 and “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

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

See our Annual Report on Form 10-K for the year ended December 31, 2002 “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of September 30, 2003, our market risk has not changed materially from the amounts reported on our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.    CONTROLS AND PROCEDURES

As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. In addition, our Chief Executive Officer and our Chief Financial Officer concluded that during the quarter ended September 30, 2003, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

(b)	Reports on Form 8-K.

We filed or furnished the following Current Reports on Form 8-K during the quarter ended September 30, 2003. The information provided under Item 12. Results of Operations and Financial Condition is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

Current Report on Form 8-K dated July 3, 2003, filed with the Securities and Exchange Commission on July 3, 2003, under  Item 5. Other Events and under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

Current Report on Form 8-K dated July 28, 2003, furnished to the Securities and Exchange Commission on July 29, 2003, under Item 12. Results of Operations and Financial Condition.

Current Report on Form 8-K dated September 5, 2003, filed with the Securities and Exchange Commission on September 9, 2003, under Item 5. Other Events and under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED DOMINION REALTY TRUST, INC.
(registrant)

Date: November 12, 2003	/s/ CHRISTOPHER D. GENRY
Christopher D. Genry
Executive Vice President and Chief Financial Officer

Date: November 12, 2003	/s/ SCOTT A. SHANABERGER
Scott A. Shanaberger
Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Bylaws (as amended through July 18, 2003).

4.1	4.50% Medium-Term Notes due March 2008.

4.2	5.13% Medium-Term Notes due January 2014.

10.1	Second Amendment to Third Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P.

10.2	Third Amendment to Third Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P.

10.3	Second Amended and Restated Agreement of Limited Partnership of Heritage Communities L.P.

10.4	First Amendment of Second Amended and Restated Agreement of Limited Partnership of Heritage Communities L.P.

10.5	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Heritage Communities L.P.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.