Form 10-K
period 2003-12-31
UNITED DOMINION REALTY TRUST INC
filed 2004-03-11
CIK 74208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to filing requirements for at least the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or other information statements incorporated by reference into Part III of this Form 10-K.     ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

     The aggregate market value of the shares of common stock held by non-affiliates on June 30, 2003 was approximately $1.8 billion. This calculation excludes shares of common stock held by the registrant’s officers and directors and each person known by the registrant to beneficially own more than 5% of the Registrant’s outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose. As of February 18, 2004 there were 127,422,160 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 4, 2004.

		Page

PART I.
Item 1.	Business	2
Item 2.	Properties	16
Item 3.	Legal Proceedings	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
PART II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	40
Item 8.	Financial Statements and Supplementary Data	40
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	40
Item 9A.	Controls and Procedures	40
PART III.
Item 10.	Directors and Executive Officers of the Registrant	41
Item 11.	Executive Compensation	41
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	41
Item 13.	Certain Relationships and Related Transactions	41
Item 14.	Principal Accountant Fees and Services	41
PART IV.
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	42
Amended and Restated Bylaws
4.25% Medium-Term Note due January 2009
Description of Series B Out-Performance Program
Amended/Restated Agreement of Limited Partnership
Computation of Ratio of Earnings to Fixed Charges
Subsidiaries
Consent of Independent Auditors
Rule 13a-14(a) Certification of CEO
Rule 13a-14(a) Certification of CFO
Section 1350 Certification of CEO
Section 1350 Certification of CFO

PART I

Item 1.	BUSINESS

General

      United Dominion Realty Trust, Inc. is a self-administered equity real estate investment trust, or REIT, that owns, acquires, renovates, develops and manages middle-market apartment communities nationwide. At December 31, 2003, our apartment portfolio included 264 communities located in 55 markets, with a total of 76,244 completed apartment homes. In addition, we had three apartment communities under development.

      We have elected to be taxed as a REIT under the Internal Revenue Code of 1986. To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate, our income be derived primarily from real estate, and that we distribute at least 90% of our REIT taxable income (other than our net capital gain) to our stockholders. As a qualified REIT, we generally will not be subject to federal income taxes on our REIT taxable income to the extent we distribute such income to our stockholders. In 2003, we declared total distributions of $1.14 per share to our stockholders, which represents our 27th year of consecutive dividend increases to our stockholders.

      We were formed in 1972 as a Virginia corporation. In June 2003, we changed our state of incorporation from Virginia to Maryland. Our corporate headquarters is located at 400 East Cary Street, Richmond, Virginia. Our principal executive offices are located at 1745 Shea Center Drive, Suite 200, Highlands Ranch, Colorado. As of February 18, 2004, we had 1,832 full-time employees and 180 part-time employees.

      Our subsidiaries include two operating partnerships, Heritage Communities L.P., a Delaware limited partnership, and United Dominion Realty L.P., a limited partnership that changed its state of organization from Virginia to Delaware in February 2004. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” “the company,” or “United Dominion” refer collectively to United Dominion Realty Trust, Inc. and its subsidiaries.

2003 Accomplishments

•	We provided a total stockholder return of 25%.

•	We increased our dividend for the 27th consecutive year.

•	We lowered the weighted average interest rate on our debt from 5.9% at December 31, 2002 to 5.2% at December 31, 2003.

•	We increased the size of our unencumbered pool of assets to $2.8 billion, valued on a historical cost basis.

•	We completed over $1 billion of capital transactions in 2003, all of which improved our balance sheet strength and flexibility.

•	We were upgraded by Standard & Poor’s Rating Services to a BBB rating with a Stable outlook, and by Moody’s Investors Service to a Positive outlook on an existing Baa3 rating.

•	We acquired 5,220 apartment homes in 21 communities for approximately $423.7 million.

•	We completed the disposition of seven apartment communities with 1,927 apartment homes for an aggregate sales price of approximately $88.9 million, exiting markets that no longer met our investment criteria. In addition, we sold two commercial properties for an aggregate consideration of $7.3 million.

Business Objectives and Operating Strategies

      Our principal business objective is to maximize the economic returns of our apartment communities to provide our stockholders with the greatest possible total return and value. To achieve this objective, we intend to continue to pursue the following goals and strategies:

•	own and operate middle-market apartments across a national platform, thus enhancing stability and predictability of returns to our stockholders,

•	manage real estate cycles by taking an opportunistic approach to buying, selling and building apartment communities,

•	empower site associates to manage our communities efficiently and effectively,

•	measure and reward associates based on specific performance targets, and

•	manage our capital structure to ensure predictability of earnings and dividends.

Acquisitions

      During 2003, using the proceeds from our disposition program and our equity offerings, we acquired 21 communities with 5,220 apartment homes at a total cost of approximately $423.7 million, including the assumption of debt and the use of tax-free exchange funds. In addition, we purchased one parcel of land for $3.1 million.

      When evaluating potential acquisitions, we consider:

•	population growth, cost of alternative housing, overall potential for economic growth and the tax and regulatory environment of the community in which the property is located,

•	geographic location and type of community, including proximity to our existing communities which can deliver significant economies of scale,

•	construction quality, condition and design of the community,

•	current and projected cash flow of the property and the ability to increase cash flow,

•	potential for capital appreciation of the property,

•	ability to increase the value and profitability of the property through upgrades and repositioning,

•	terms of resident leases, including the potential for rent increases,

•	occupancy and demand by residents for properties of a similar type in the vicinity,

•	prospects for liquidity through sale, financing, or refinancing of the property, and

•	competition from existing multifamily communities and the potential for the construction of new multifamily properties in the area.

      The following table summarizes our apartment acquisitions and year-end ownership position for the past five years (dollars in thousands):

	2003	2002	2001	2000	1999

Homes acquired	5,220	4,611	1,304	267	1,230
Homes owned at December 31	76,244	74,480	77,567	77,219	82,154
Total real estate owned, at carrying value	$4,351,551	$3,967,483	$3,907,667	$3,836,320	$3,953,045
Total rental income	$614,297	$628,869	$619,745	$625,717	$625,105

Dispositions

      We regularly monitor and adjust our assets to increase portfolio profitability. During 2003, we sold over 1,900 of our slower growing, non-core apartment homes while exiting some markets in an effort to increase the quality and performance of our portfolio. Proceeds from the disposition program were used primarily to reduce debt and fund acquisitions.

      Factors we consider in deciding whether to dispose of a property include:

•	current market price for an asset compared to projected economics for that asset,

•	potential increases in new construction in the market area,

•	areas where the economy is not expected to grow substantially, and

•	markets where we do not intend to establish long-term concentration.

      At December 31, 2003, there was one apartment community and one parcel of land classified as real estate held for disposition. We are in the market for replacement properties that will correspond with our expected sales activity to prevent dilution to earnings.

Upgrading and Development Activities

      During 2003, we continued to reposition properties in targeted markets where there was an opportunity to add value and achieve greater than inflationary increases in rents over the long term. In 2003, we spent $12.2 million to develop 178 apartment homes as an additional phase to an existing community. In addition, revenue enhancing capital expenditures, including water sub-metering, the initial installation of microwaves or washer-dryers and extensive interior upgrades totaled $15.4 million or $207 per home for the year ended December 31, 2003.

      The following wholly-owned projects were under development as of December 31, 2003:

	Number of	Completed			Estimated	Expected	Expected
	Apartment	Apartment		Budgeted	Cost	Completion	Stabilized
	Homes	Homes	Cost to Date	Cost	Per Home	Date	Return

2000 Post Phase III
San Francisco, CA	24	—	$2,500	$7,000	$291,700	3Q04	6.5% – 7.0%
Rancho Cucamonga
Los Angeles, CA	414	—	$16,200	$63,500	$153,400	4Q05	7.5% – 8.5%
Mandalay on the Lake
Irving, TX	369	—	$3,900	$28,200	$76,400	1Q06	7.5% – 8.3%

      In addition, we owned six parcels of land held for future development aggregating $7.8 million at December 31, 2003. Five of the six parcels represent additional phases to existing properties.

      In September 2002, we entered into a development joint venture with AEGON USA Realty Advisors, Inc. in which we are serving as the managing member. The joint venture is expected to develop approximately eight to ten garden-style apartment communities over the next three years, with a total development cost of up to $210 million. The joint venture will obtain bank construction financing for 65% to 80% of total costs and will provide equity contributions for the balance of the costs with AEGON providing 80% and us providing 20%. We are serving as the developer, general contractor and property manager for the joint venture and have guaranteed those project development costs, excluding financing costs (including fees and interest), which exceed the defined project cost budgeted amounts for each respective project, as they come to fruition. We believe that the likelihood of funding guarantor obligations is remote and that the impact to us would be immaterial. In June 2003, we contributed land with a carrying value of $3.8 million to the joint venture.

      The following joint venture project was under development as of December 31, 2003:

	Number of	Completed			Estimated	Expected	Expected
	Apartment	Apartment		Budgeted	Cost	Completion	Stabilized
	Homes	Homes	Cost to Date	Cost	Per Home	Date	Return

Villa Toscana
Houston	504	—	$10,800	$28,400	$56,300	4Q05	8.0% - 9.0%

      We will continue to seek out development and redevelopment opportunities in our core markets and may seek to raise equity with other potential joint venture partners to start new development programs over the next five years.

Financing Activities

      As part of our plan to strengthen our capital structure, we utilized proceeds from dispositions, equity offerings and refinancings to extend maturities, pay down existing debt, and acquire apartment communities. The following is a list of our major financing activities in 2003:

•	Repaid $40.0 million of secured debt and $214.6 million of unsecured debt.

•	Sold 2.0 million shares of common stock at a public offering price of $15.71 per share under our $1 billion shelf registration statement in January 2003. The net proceeds of $31.2 million were used to repay debt and for general corporate purposes.

•	Sold $150 million aggregate principal amount of 4.50% medium-term notes due March 2008 in February 2003 under our medium-term note program. The net proceeds of $149.3 million were used to repay debt.

•	Negotiated a new $500 million unsecured revolving credit facility to replace our $375 million unsecured revolver and $100 million unsecured term loan in March 2003. The credit facility’s interest rate is 25 and 30 basis points lower than the previous unsecured revolver and term loan, respectively.

•	Sold 3.0 million shares of common stock at a public offering price of $16.97 per share under our $1 billion shelf registration statement in April 2003. The net proceeds of $49.2 million were ultimately used to acquire additional apartment communities. We sold an additional 100,000 shares of common stock at a public offering price of $16.97 per share in connection with the exercise of the underwriter’s over-allotment option in May 2003. The net proceeds of $1.6 million were used for general corporate purposes.

•	Exercised our right to redeem 2.0 million shares of our Series D Cumulative Convertible Redeemable Preferred Stock in May 2003. Upon receipt of our redemption notice, the shares to be redeemed were converted by the holder into 3,076,923 shares of common stock at a price of $16.25 per share.

•	Issued $56.9 million of our Series E Cumulative Convertible Preferred Stock (“Series E”) and 1,617,815 Preferred OP Units totaling $26.9 million in June 2003 as partial consideration for the purchase of four apartment communities in Southern California. Each share of Series E and each OP Unit was priced at $16.61 per share and dividends on the Series E and OP Units carry a fixed coupon of 8.0% until such time as the common share dividend is equal to or exceeds this amount for four consecutive quarters, at which time the Series E and OP Units will be entitled to receive dividends equivalent to the dividends paid to holders of our common stock.

•	Sold $50 million aggregate principal amount of 4.50% medium-term notes due March 2008 in August 2003 under our medium-term note program. The net proceeds of approximately $49.9 million were used to repay amounts outstanding on our $500 million unsecured revolving credit facility.

•	Sold 4.0 million shares of common stock at a public offering price of $18.40 per share under our $1 billion shelf registration statement in September 2003. The net proceeds of approximately $72.3 million were used for general corporate purposes, including funding acquisitions and development, with the balance used to reduce outstanding variable rate debt under our unsecured credit facilities. We sold an additional 600,000 shares of common stock at a public offering price of $18.40 per share in connection with the exercise of the underwriter’s over-allotment option in October 2003. The net proceeds of $10.8 million were used for general corporate purposes, including funding acquisitions and development, with the remaining balance used to reduce outstanding variable rate debt under our unsecured credit facilities.

•	Sold $75 million aggregate principal amount of 5.13% senior unsecured notes due January 2014 in October 2003 under our medium-term note program. The net proceeds of $74.5 million were used to repay amounts outstanding on our $500 million unsecured revolving credit facility.

•	Sold $50 million aggregate principal amount of 4.25% senior unsecured notes due January 2009 in November 2003 under our medium-term note program. The net proceeds of $49.8 million were used to fund acquisitions of apartment communities.

•	Exercised our right to redeem 4.0 million shares of our Series D Cumulative Convertible Redeemable Preferred Stock in December 2003. Upon receipt of our redemption notice, the shares to be redeemed were converted by the holder into 6,154,000 shares of common stock at a price of $16.25 per share.

Markets and Competitive Conditions

      At December 31, 2003, we owned 264 apartment communities in 55 markets in 19 states. Of those markets, 22 markets, or 40%, generated positive same community net operating income growth. We have a geographically diverse portfolio and we believe that this diversification increases investment opportunity and decreases the risk associated with cyclical local real estate markets and economies, thereby increasing the stability and predictability of our earnings.

      We believe changing demographics will have a significant impact on the apartment industry over the next two decades. In particular, we believe the annual number of young people entering the workforce and creating households will be significantly higher over the next 10 to 15 years as compared to the number who entered the workforce over the past 10 years. The number of single people and single parent households continues to grow significantly. The immigrant population is also expected to grow at an accelerated pace. Each of these population segments has a high propensity to rent.

      Despite a strengthening United States economy, significant productivity growth has adversely affected employment growth, which is the primary driver of demand in our business. In addition, a sustained low mortgage interest rate environment, combined with government and builder incentives to first time home buyers, has further siphoned off what would traditionally be demand for apartment homes. To maintain occupancy levels during these economic conditions, we have increased our marketing expenses and provided certain concessions to our residents.

      In most of our markets, competition for new residents is intense. Some competing communities offer features that our communities do not have. Competing communities frequently use concessions or lower rents to obtain temporary competitive advantages. Also, some competing communities are larger or newer than our communities. The competitive position of each community is different depending upon many factors including sub-market supply and demand. In addition, other real estate investors compete with us to acquire existing properties and to develop new properties. These competitors include insurance companies, pension and investment funds, developer partnerships, investment companies and other apartment REITs. This competition could increase prices for properties of the type that we would likely pursue, and our competitors may have greater resources, or lower capital costs, than we do.

      We believe that, in general, we are well-positioned to compete effectively for residents and investments. We believe our competitive advantages include:

•	a fully integrated organization with property management, development, acquisition, marketing and financing expertise,

•	scalable operating and support systems,

•	purchasing power,

•	geographic diversification with a presence in 55 markets across the country, and

•	significant presence in many of our major markets that allows us to be a local operating expert.

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

Communities

      At December 31, 2003, our apartment portfolio included 264 communities having a total of 76,244 completed apartment homes. In addition, we had three apartment communities under development. The overall quality of our portfolio has significantly improved since 2001 with the disposition of non-core apartment homes and the upgrading of most of our communities. The upgrading of the portfolio provides several key benefits related to portfolio profitability. It enables us to raise rents more significantly and to attract residents with higher levels of disposable income who are more likely to accept the transfer of expenses, such as water and sewer costs, from the landlord to the resident. In addition, it potentially reduces recurring capital expenditures per apartment home, and therefore increases future cash flow.

Same Communities

      For 2003, same community property operating income decreased 4.2% or $14.9 million compared to 2002. The overall decrease in property operating income was primarily attributable to a 1.8% or $9.9 million decrease in revenues from rental and other income and a 2.5% or $5.0 million increase in operating expenses. The decrease in revenues from rental and other income was primarily driven by a 2.2% or $12.8 million decrease in rental rates. This decrease in income was partially offset by an 11.7% or $1.7 million increase in sub-meter, gas, trash and utility reimbursements, a 5.5% or $1.0 million decrease in concession expense and a 1.7% or $0.7 million decrease in vacancy loss. Physical occupancy remained constant at 93.2% for both 2003 and 2002.

      The increase in property operating expenses was primarily driven by a 17.6% or $1.7 million increase in insurance costs, a 4.3% or $1.4 million increase in utilities expense, a 2.4% or $0.9 million increase in repair and maintenance costs, a 3.9% or $0.8 million increase in administrative and marketing costs, a 0.7% or $0.4 million increase in personnel costs, and a 0.8% or $0.4 million increase in taxes, all of which were partially offset by a 17.6% or $0.2 million decrease in incentive compensation.

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

      We believe there will be a significant increase in the number of younger renters over the next 10 to 15 years, and that the immigrant population will remain a significant and growing part of the renter base.

Accordingly, we plan to target some of our incremental investments to communities that will be attractive to younger households or to the immigrant populations. These communities will often be located close to where these residents work, shop and play.

Tax Matters

      We have elected to be taxed as a REIT under the Internal Revenue Code. To continue to qualify as a REIT, we must continue to meet certain tests that, among other things, generally require that our assets consist primarily of real estate, our income be derived primarily from real estate and that we distribute at least 90% of our taxable income (other than our net capital gain) to our stockholders. Provided we maintain our qualification as a REIT, we will generally not be subject to federal income taxes at the corporate level on our net income to the extent net income is distributed to our stockholders.

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

Environmental Matters

      To date, compliance with federal, state and local environmental protection regulations has not had a material effect on our capital expenditures, earnings or competitive position. However, in the past, the issue has been raised regarding the presence of asbestos and other hazardous materials in existing real estate properties, and within the past year there has been an increase in the number of claims of potential health-related issues allegedly caused by the presence of mold in confined spaces. We have a property management plan for hazardous materials. As part of the plan, Phase I environmental site investigations and reports have been completed for each property we own. In addition, all proposed acquisitions are inspected prior to acquisition. The inspections are conducted by qualified environmental consultants, and we review the issued report prior to the purchase or development of any property. Nevertheless, it is possible that our environmental assessments will not reveal all environmental liabilities, or that some material environmental liabilities exist of which we are unaware. In some cases, we have abandoned otherwise economically attractive acquisitions because the costs of removal or control of hazardous materials have been prohibitive or we have been unwilling to accept the potential risks involved. We do not believe we will be required to engage in any large-scale abatement at any of our properties. We believe that through professional environmental inspections and testing for asbestos, lead paint and other hazardous materials, coupled with a conservative posture toward accepting known risk, we can minimize our exposure to potential liability associated with environmental hazards.

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

      Unfavorable Changes in Apartment Market and Economic Conditions Could Adversely Affect Occupancy Levels and Rental Rates. Market and economic conditions in the metropolitan areas in which we operate may significantly affect our occupancy levels and rental rates and, therefore, our profitability. Factors that may adversely affect these conditions include the following:

•	a reduction in jobs and other local economic downturns,

•	declines in mortgage interest rates, making alternative housing more affordable,

•	government or builder incentives which enable first time homebuyers to put little or no money down, making alternative housing decisions easier to make,

•	oversupply of, or reduced demand for, apartment homes,

•	declines in household formation, and

•	rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs.

      The strength of the United States economy has become increasingly susceptible to global events and threats of terrorism. At the same time, productivity enhancements and the increased exportation of labor have resulted in negligible job growth despite an improving economy. Continued weakness in job creation, or any worsening of current economic conditions, generally and in our principal market areas, could have a material adverse effect on our occupancy levels, our rental rates and our ability to strategically acquire and dispose of apartment communities. This may impair our ability to satisfy our financial obligations and pay distributions to our stockholders.

      Acquisitions or New Development May Not Achieve Anticipated Results. We intend to continue to selectively acquire apartment communities that meet our investment criteria. Our acquisition activities and their success are subject to the following risks:

•	an acquired community may fail to perform as we expected in analyzing our investment, or a significant exposure related to the acquired property may go undetected during our due diligence procedures,

•	when we acquire an apartment community, we often invest additional amounts in it with the intention of increasing profitability. These additional investments may not produce the anticipated improvements in profitability, and

•	new developments may not achieve pro forma rents or occupancy levels, or problems with construction or local building codes may delay initial occupancy dates for all or a portion of a development community.

      Possible Difficulty of Selling Apartment Communities Could Limit Operational and Financial Flexibility. We periodically dispose of apartment communities that no longer meet our strategic objectives, but market conditions could change and purchasers may not be willing to pay prices acceptable to us. A weak market may limit our ability to change our portfolio promptly in response to changing economic conditions. Furthermore, a significant portion of the proceeds from our overall property sales may be held by intermediaries in order for some sales to qualify as like-kind exchanges under Section 1031 of the Internal Revenue Code, so that any related capital gain can be deferred for federal income tax purposes. As a result, we may not have immediate access to all of the cash flow generated from our property sales. In addition, federal tax laws limit our ability to profit on the sale of communities that we have owned for fewer than four years, and this limitation may prevent us from selling communities when market conditions are favorable.

      Increased Competition Could Limit Our Ability to Lease Apartment Homes or Increase or Maintain Rents. Our apartment communities compete with numerous housing alternatives in attracting residents, including other apartment communities and single-family rental homes, as well as owner occupied single-and multi-family homes. Competitive housing in a particular area could adversely affect our ability to lease apartment homes and increase or maintain rents.

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

      Failure to Generate Sufficient Revenue Could Impair Debt Service Payments and Distributions to Stockholders. If our apartment communities do not generate sufficient net rental income to meet rental expenses, our ability to make required payments of interest and principal on our debt securities and to pay distributions to our stockholders will be adversely affected. The following factors, among others, may affect the net rental income generated by our apartment communities:

•	the national and local economies,

•	local real estate market conditions, such as an oversupply of apartment homes,

•	tenants’ perceptions of the safety, convenience and attractiveness of our communities and the neighborhoods where they are located,

•	our ability to provide adequate management, maintenance and insurance, and

•	rental expenses, including real estate taxes and utilities.

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

      Financing May Not Be Available and Could be Dilutive. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common and preferred equity. Debt or equity financing may not be available in sufficient amounts, or on favorable terms or at all. If we issue additional equity securities to finance developments and acquisitions instead of incurring debt, the interests of our existing stockholders could be diluted.

      Development and Construction Risks Could Impact Our Profitability. We intend to continue to develop and construct apartment communities. Development activities may be conducted through wholly-owned affiliated companies or through joint ventures with unaffiliated parties. Our development and construction activities may be exposed to the following risks:

•	we may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, which could result in increased development costs and could require us to abandon our activities entirely with respect to a project for which we are unable to obtain permits or authorizations,

•	if we are unable to find joint venture partners to help fund the development of a community or otherwise obtain acceptable financing for the developments, our development capacity may be limited,

•	we may abandon development opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring such opportunities,

•	we may be unable to complete construction and lease-up of a community on schedule, or incur development or construction costs that exceed our original estimates, and we may be unable to charge rents that would compensate for any increase in such costs, and

•	occupancy rates and rents at a newly-developed community may fluctuate, depending on a number of factors, including market and economic conditions, preventing us from meeting our profitability goals for that community.

      Construction costs have been increasing in our existing markets, and the costs of upgrading acquired communities have, in some cases, exceeded our original estimates. We may experience similar cost increases in the future. Our inability to charge rents that will be sufficient to offset the effects of any increases in these costs may impair our profitability.

      Failure to Succeed in New Markets May Limit Our Growth. We may from time to time make acquisitions outside of our existing market areas if appropriate opportunities arise. We may be exposed to a variety of risks if we choose to enter new markets, and we may not be able to operate successfully in new markets. These risks include, among others:

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

      We are Subject to Certain Tax Risks. We have elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, we must satisfy numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Internal Revenue Code provisions. Only limited judicial or administrative interpretation exists for these provisions and involves the determination of various factual matters and circumstances not entirely within our control. In addition, U.S. federal income tax laws governing REITs and other corporations and the administrative interpretations of those laws may be amended at any time. Future legislation, new regulations, administrative interpretations or court decisions may apply to us, potentially with retroactive effect, and could adversely affect our ability to qualify as a REIT or adversely affect our stockholders. We may receive significant non-qualifying income or acquire non-qualifying assets, which as a result, may cause us to approach the income and assets test limits imposed by the Internal Revenue Code. There is a risk that we may not satisfy these tests. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at corporate rates. We may also be disqualified from treatment as a REIT for the four taxable years following the year in which we failed to qualify. This would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. Even if we continue to qualify as a REIT, we will continue to be subject to certain federal, state and local taxes on our income and property.

      Recent Tax Legislation Could Negatively Impact Our Stock Price. In 2003, legislation was enacted that generally reduces the maximum capital gains rate for non-corporate taxpayers from 20% to 15% after May 5, 2003. Under the legislation, the 15% rate is also applicable to “qualified dividend income” from certain corporations. In general, dividends payable by REITs are not eligible for the 15% tax rate, except to the extent such dividends are attributable to dividends we received from taxable corporations (such as our taxable REIT subsidiaries) or to REIT “capital gain dividends” as defined in the Internal Revenue Code of 1986. The recent legislation also reduces the maximum tax rate of non-corporate taxpayers on ordinary income from 38.6% to 35%.

      Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable treatment of regular corporate dividends could cause investors who are individuals to consider stock of other corporations that pay dividends as more attractive relative to stock of REITs. It is not possible to predict whether this change in perceived relative value will occur, or what the effect will be on the market price of our stock.

      We may conduct a portion of our business through taxable REIT subsidiaries, which could have adverse tax consequences. We have established several taxable REIT subsidiaries. Despite our qualification as a REIT, our taxable REIT subsidiaries must pay federal income tax on their taxable income. In addition, we must comply with various tests to continue to qualify as a REIT for federal income tax purposes, and our income from and investments in our taxable REIT subsidiaries generally do not constitute permissible income and investments for these tests. While we will attempt to ensure that our dealings with our taxable REIT subsidiaries will not adversely affect our REIT qualification, we cannot provide assurance that we will successfully achieve that result. Furthermore, we may be subject to a 100% penalty tax, or our taxable REIT subsidiaries may be denied deductions, to the extent our dealings with our taxable REIT subsidiaries are not deemed to be arm’s length in nature.

      Maryland Law May Limit the Ability of a Third Party to Acquire Control of Us, Which May Not be in Our Stockholders’ Best Interests. Maryland business statutes may limit the ability of a third party to acquire control of us. As a Maryland corporation, we are subject to various Maryland laws which may have the effect of discouraging offers to acquire our company and of increasing the difficulty of consummating any such offers, even if our acquisition would be in our stockholders’ best interests. The Maryland General Corporation Law restricts mergers and other business combination transactions between us and any person who acquires beneficial ownership of shares of our stock representing 10% or more of the voting power without our board of directors’ prior approval. Any such business combination transaction could not be completed until five years after the person acquired such voting power, and generally only with the approval of stockholders representing 80% of all votes entitled to be cast and 66 2/3% of the votes entitled to be cast, excluding the interested stockholder, or upon payment of a fair price. Maryland law also provides generally that a person who acquires shares of our equity stock that represent 10% (and certain higher levels) of the voting power in electing directors will have no voting rights unless approved by a vote of two-thirds of the shares eligible to vote.

      Limitations on Share Ownership and Limitations on the Ability of Our Stockholders to Effect a Change in Control of Our Company May Prevent Takeovers That are Beneficial to Our Stockholders. One of the requirements for maintenance of our qualification as a REIT for federal income tax purposes is that no more than 50% in value of our outstanding capital stock may be owned by five or fewer individuals, including entities specified in the Internal Revenue Code, during the last half of any taxable year. Our amended and restated articles of incorporation contain ownership and transfer restrictions relating to our stock primarily to assist us in complying with this requirement. These restrictions include a provision that generally limits a person from beneficially owning or constructively owning shares of our outstanding equity stock in excess of a 9.9% ownership interest, unless our board of directors exempts the person from such ownership limitation, provided that any such exemption shall not allow the person to exceed 13% of the value of our outstanding equity stock. These provisions may have the effect of delaying, deferring or preventing someone from taking control of us, even though a change of control might involve a premium price for our stockholders or might otherwise be in our stockholders’ best interests.

      Under the terms of our shareholder rights plan, our board of directors can, in effect, prevent a person or group from acquiring more than 15% of the outstanding shares of our common stock. Unless our board of directors approves the person’s purchase, after that person acquires more than 15% of our outstanding common stock, all other stockholders will have the right to purchase securities from us at a price that is less than their then fair market value. Purchases by other stockholders would substantially reduce the value and influence of the shares of our common stock owned by the acquiring person. Our board of directors, however, can prevent the shareholder rights plan from operating in this manner. This gives our board of directors significant discretion to approve or disapprove a person’s efforts to acquire a large interest in us.

Executive Officers of the Company

      The following table sets forth information about our executive officers as of February 18, 2004. The executive officers listed below serve in their respective capacities for approximate one-year terms.

Name	Age	Office	Since

Thomas W. Toomey	43	Chief Executive Officer, President and Director	2001
W. Mark Wallis	53	Senior Executive Vice President	2001
		Legal, Acquisitions, Dispositions, & Development
Christopher D. Genry	43	Executive Vice President Chief Financial Officer	2001
Richard A. Giannotti	48	Executive Vice President Asset Quality	1985
Ella S. Neyland	49	Executive Vice President Treasurer & Investor Relations	2001
Martha R. Carlin	42	Senior Vice President, Director of Property Operations	2001
Lester C. Boeckel	55	Senior Vice President Acquisitions & Dispositions	2001
Thomas J. Corcoran	57	Senior Vice President Human Resources	1997
Patrick S. Gregory	54	Senior Vice President Chief Information Officer	1997
Michael J. Kelly	36	Senior Vice President Acquisitions	2004
Rodney A. Neuheardt	42	Senior Vice President Finance	2001
Scott A. Shanaberger	35	Senior Vice President Chief Accounting Officer	1994
Thomas A. Spangler	43	Senior Vice President Business Development Services, Chief Risk Officer	1998
Mark E. Wood	51	Senior Vice President Acquisitions and Development	1994
Mary Ellen Norwood	49	Vice President, Legal Administration, and Secretary	2001

      Set forth below is certain biographical information about each of our executive officers.

      Mr. Toomey joined us as Chief Executive Officer, President and a Director in February 2001. Prior to joining us, Mr. Toomey was with Apartment Investment and Management Company, or AIMCO, a publicly traded real estate investment trust, where he served as Chief Operating Officer for two years and Chief Financial Officer for four years. During his tenure at AIMCO, Mr. Toomey was instrumental in the growth of AIMCO from 34,000 apartment units to 360,000 units. He has also served as a Senior Vice President at Lincoln Property Company, a national real estate development, property management and real estate consulting company, from 1990 to 1995 and as an Audit Manager serving real estate clients at Arthur Andersen & Co.

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

      Mr. Genry joined us in March 2001 as Executive Vice President and Chief Financial Officer. Mr. Genry had been Chief Financial Officer of Centex Construction Group, a $1 billion subsidiary of the New York Stock Exchange listed Centex Corporation. As Chief Financial Officer, he provided strategic leadership in the development and management of all financial and information systems, the redesign and oversight of internal audit functions, and the identification and evaluation of acquisition opportunities. Prior to joining Centex, he was with Arthur Andersen & Co. in Dallas, Texas.

      Mr. Giannotti joined us as Director of Development and Construction in September 1985. He was promoted to Assistant Vice President in 1988, Vice President in 1989 and Senior Vice President in 1996. In 1998, Mr. Giannotti was promoted to Director of Development-East and was promoted to Executive Vice President of Asset Quality in 2003.

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

      Ms. Carlin joined us in March 2001 as a Senior Vice President responsible for operational efficiencies and revenue enhancement and was promoted to Senior Vice President, Director of Property Operations in 2003. Ms. Carlin was previously Senior Vice President of Operations for opsXchange, Inc., a real estate procurement technology developer. Previously, she served as Senior Vice President of Ancillary Services at AIMCO and as a member of Arthur Andersen & Co. Real Estate Services Group in Dallas, Texas.

      Mr. Boeckel joined us in July 2001 as Vice President of Acquisitions and Dispositions and was promoted to Senior Vice President in February 2002. Prior to joining us, Mr. Boeckel was the Senior Vice President of Asset Management at AIMCO. Before becoming the Senior Vice President of Asset Management, Mr. Boeckel was a Regional Vice President with operating responsibility for a portfolio of 12,000 apartment homes. Prior to joining AIMCO, Mr. Boeckel had over ten years of real estate experience with various firms including a regional investment banking firm, a regional financial planning firm and a national apartment syndication firm.

      Mr. Corcoran joined us in 1997 as Assistant Vice President of Human Resources and was promoted to Vice President in 1998 and Senior Vice President in 1999. Prior to joining us, Mr. Corcoran was the Vice President of Human Resources for Acordia, Inc., a national insurance brokerage firm from 1993 to 1995.

      Mr. Gregory joined us in 1997 as Vice President and Chief Information Officer and was promoted to Senior Vice President in 1999. From 1976 to 1997, Mr. Gregory was employed by Crestar Bank as a New Technology Analyst.

      Mr. Kelly joined us in 2004 as Senior Vice President of Acquisitions. Prior to joining us, Mr. Kelly was Senior Vice President in charge of national apartment acquisitions for Urdang & Associates, a Philadelphia based pension fund advisor. During his tenure he purchased over 4,100 apartment homes. Prior to Urdang, Mr. Kelly was a Principal with Lend Lease focusing on national apartment acquisitions. From 1993 to 1998, Mr. Kelly was Vice President and part owner of Apartment Realty Advisors, an apartment brokerage company.

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

      Mr. Shanaberger joined us in 1994 as an Accounting Manager and was promoted to Assistant Vice President and Assistant Treasurer in 1997. In 2000, Mr. Shanaberger was promoted to Vice President Corporate Controller and Chief Accounting Officer and was promoted to Senior Vice President in 2002. Prior to joining us, Mr. Shanaberger was employed by Ernst & Young LLP.

      Mr. Spangler joined us as Assistant Vice President, Operational Planning and Asset Management in August 1998 and was promoted to Vice President, Director of Operational Planning and Asset Management that same year. Mr. Spangler was promoted to Senior Vice President, Business Development in February 2003 and Chief Risk Officer in September 2003. Prior to joining us, Mr. Spangler spent nine years as an Asset Manager for Summit Enterprises, Inc. of Virginia, a private investment management firm.

      Mr. Wood joined us as Vice President of Construction in 1994. He was promoted to Senior Vice President and Director of Development-West in 2000.

      Ms. Norwood joined us in 2001 as Vice President, Legal Administration and Secretary. Prior to joining us, Ms. Norwood was employed by Centex Corporation for 15 years, most recently as its Legal Administrator. Centex is a New York Stock Exchange listed company that operates in the home building, financial services, construction products, construction services and investment real estate business segments.

Available Information

      We file electronically with the Securities and Exchange Commission our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports on the day of filing with the SEC on our website at www.udrt.com, or by sending an e-mail message to ir@udrt.com.

Item 2.	PROPERTIES

      At December 31, 2003, our apartment portfolio included 264 communities located in 55 markets, with a total of 76,244 completed apartment homes. In addition, we had three apartment communities under development. We own approximately 53,000 square feet of office space in Richmond, Virginia, for our corporate offices and we lease approximately 9,700 square feet of office space in Highlands Ranch, Colorado, for our principal executive offices. The table below sets forth a summary of our real estate portfolio by geographic market at December 31, 2003.

SUMMARY OF REAL ESTATE PORTFOLIO BY GEOGRAPHIC MARKET

AT DECEMBER 31, 2003

	Number of	Number of	Percentage	Carrying
	Apartment	Apartment	of Carrying	Value (in	Encumbrances
	Communities	Homes	Value	thousands)	(in thousands)

Southern California	11	2,878	7.0%	$302,216	$48,757
Dallas, TX	15	5,311	6.4%	277,928	50,190
Houston, TX	23	6,458	6.4%	277,782	57,954
Metropolitan DC	9	2,921	5.6%	244,551	75,050
Phoenix, AZ	11	3,635	5.0%	218,477	61,371
Orlando, FL	14	4,140	4.9%	212,179	79,290
Raleigh, NC	11	3,663	4.8%	207,865	58,593
Tampa, FL	11	3,836	4.4%	188,616	56,312
Arlington, TX	10	3,465	3.7%	160,674	39,056
Columbus, OH	6	2,530	3.5%	150,684	41,327
Monterey Peninsula, CA	9	1,704	3.4%	149,565	—
San Francisco, CA	4	980	3.3%	142,044	20,780
Charlotte, NC	10	2,711	3.0%	140,574	11,917
Richmond, VA	9	2,636	3.0%	132,022	66,657
Nashville, TN	8	2,220	2.8%	122,210	—
Greensboro, NC	8	2,123	2.4%	105,923	—
Wilmington, NC	6	1,868	2.1%	92,231	—
Baltimore, MD	7	1,470	2.1%	91,451	27,752
Atlanta, GA	6	1,426	1.7%	73,437	30,446
Columbia, SC	6	1,584	1.5%	63,747	5,000
Jacksonville, FL	3	1,157	1.4%	59,993	23,202
Norfolk, VA	6	1,438	1.3%	55,687	7,359
Lansing, MI	4	1,226	1.2%	51,778	31,570
Seattle, WA	3	628	0.8%	34,627	25,830
Other Western	5	2,398	3.5%	153,744	46,720
Other Pacific	8	2,275	2.9%	125,456	48,905
Other Southwestern	7	1,795	2.3%	99,902	9,765
Other Florida	7	1,825	2.1%	92,451	—
Other North Carolina	8	1,893	1.8%	77,014	11,550
Other Southeastern	4	1,393	1.6%	70,926	34,762
Other Midwestern	8	1,357	1.6%	68,912	26,320
Other Mid-Atlantic	5	928	1.0%	43,683	12,542
Other Northeastern	2	372	0.4%	18,401	5,167
Real Estate Under Development	n/a	n/a	0.5%	22,592	n/a
Land	n/a	n/a	0.3%	11,606	n/a

Total Apartments(d)	264	76,244	99.7%	$4,340,948	$1,014,144

[Additional columns below]

[Continued from above table, first column(s) repeated]

						Average
					Annualized	Home Size
	Cost	Physical	Average Monthly	Concessions	Resident	(Square
	Per Home	Occupancy	Rental Rates(a)	(b)	Turnover(c)	Feet)

Southern California	$105,009	95.1%	$1,041	1.5%	45.2%	819
Dallas, TX	52,331	95.1%	660	2.3%	60.5%	827
Houston, TX	43,014	90.2%	635	2.3%	57.5%	820
Metropolitan DC	83,722	95.9%	986	1.2%	42.1%	960
Phoenix, AZ	60,104	91.2%	713	10.5%	73.2%	924
Orlando, FL	51,251	93.4%	708	1.6%	71.8%	937
Raleigh, NC	56,747	93.1%	696	4.4%	67.4%	957
Tampa, FL	49,170	93.0%	710	4.2%	59.2%	953
Arlington, TX	46,371	94.3%	655	2.8%	59.9%	809
Columbus, OH	59,559	93.6%	677	2.1%	65.4%	904
Monterey Peninsula, CA	87,773	92.7%	926	0.9%	54.6%	727
San Francisco, CA	144,943	95.5%	1,501	3.6%	54.5%	776
Charlotte, NC	51,853	94.5%	602	3.3%	69.9%	982
Richmond, VA	50,084	94.4%	712	2.4%	55.8%	968
Nashville, TN	55,050	92.9%	657	1.8%	67.5%	943
Greensboro, NC	49,893	93.5%	579	1.1%	57.6%	981
Wilmington, NC	49,374	91.9%	627	3.2%	74.9%	952
Baltimore, MD	62,211	95.8%	898	1.7%	55.1%	905
Atlanta, GA	51,499	91.0%	655	2.2%	62.4%	908
Columbia, SC	40,244	92.9%	600	2.3%	74.9%	838
Jacksonville, FL	51,852	95.9%	679	1.8%	61.7%	896
Norfolk, VA	38,725	96.2%	730	0.8%	68.1%	1,016
Lansing, MI	42,233	93.5%	653	2.1%	79.1%	816
Seattle, WA	55,139	93.3%	737	3.7%	72.3%	823
Other Western	64,114	90.4%	804	7.8%	61.9%	893
Other Pacific	55,145	91.0%	751	4.5%	66.8%	915
Other Southwestern	55,656	88.8%	670	4.6%	70.5%	863
Other Florida	50,658	94.2%	736	2.5%	74.4%	867
Other North Carolina	40,684	94.7%	577	0.6%	84.7%	895
Other Southeastern	50,916	90.8%	578	1.4%	61.6%	893
Other Midwestern	50,783	93.3%	667	2.2%	62.1%	931
Other Mid-Atlantic	47,072	94.9%	838	1.3%	81.8%	931
Other Northeastern	49,464	95.4%	711	0.1%	64.2%	889
Real Estate Under Development	n/a	n/a	n/a	n/a	n/a	n/a
Land	n/a	n/a	n/a	n/a	n/a	n/a

Total Apartments(d)	$56,935	93.2%	$717	3.0%	63.5%	895

	Number of	Number of	Percentage	Carrying
	Apartment	Apartment	of Carrying	Value (in	Encumbrances
	Communities	Homes	Value	thousands)	(in thousands)

Commercial Property	n/a	n/a	0.1%	3,255	—
Richmond — Corporate	n/a	n/a	0.2%	7,348	3,884

Total Real Estate Owned	264	76,244	100%	$4,351,551	$1,018,028

[Additional columns below]

[Continued from above table, first column(s) repeated]

Average
					Annualized	Home Size
	Cost	Physical	Average Monthly	Concessions	Resident	(Square
	Per Home	Occupancy	Rental Rates(a)	(b)	Turnover(c)	Feet)

Commercial Property	n/a	n/a	n/a	n/a	n/a	n/a
Richmond — Corporate	n/a	n/a	n/a	n/a	n/a	n/a

Total Real Estate Owned	$56,935	93.2%	$717	3.0%	63.5%	895

(a)	Average Monthly Rental Rates represent potential rent collections (gross potential rents less market adjustments), which approximate net effective rents, based on weighted average number of homes.

(b)	Concessions disclosed as a percentage of gross potential rent.

(c)	Annualized Resident Turnover represents the percentage of homes that would be turned in the course of the year if the average weekly move-outs experienced throughout the most recent quarter were duplicated for the entire year.

(d)	Includes real estate held for disposition, real estate under development and land, but excludes commercial property.

Item 3.	LEGAL PROCEEDINGS

      We are subject to various legal proceedings and claims arising in the ordinary course of business. We cannot determine the ultimate liability with respect to such legal proceedings and claims at this time. We believe that such liability, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on our financial condition, results of operations or cash flow.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

			Distributions
	High	Low	Declared

2003
1st Quarter	$16.7600	$15.1300	$.2850
2nd Quarter	17.7200	15.9800	.2850
3rd Quarter	18.9600	17.0700	.2850
4th Quarter	19.5300	17.3900	.2850

2002
1st Quarter	$16.0100	$13.9400	$.2775
2nd Quarter	16.8100	15.2300	.2775
3rd Quarter	16.6500	13.1800	.2775
4th Quarter	16.4200	13.6600	.2775

      On February 18, 2004, the closing sale price of our common stock was $18.58 per share on the NYSE and there were 7,287 holders of record of the 127,422,160 outstanding shares of our common stock.

      We have determined that, for federal income tax purposes, approximately 71% of the distributions for each of the four quarters of 2003 represented ordinary income, 9% represented long-term capital gain, 2% represented unrecaptured section 1250 gain and 18% represented return of capital to our stockholders.

      We pay regular quarterly distributions to holders of shares of our common stock. Future distributions will be at the discretion of our board of directors and will depend on our actual funds from operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, and other factors. The annual distribution payment for calendar year 2003 necessary for us to maintain our status as a REIT was approximately $0.73 per share. We declared total distributions of $1.14 per share for 2003.

Series B Preferred Stock

      The Series B Cumulative Redeemable Preferred Stock has no stated par value and a liquidation preference of $25 per share. The Series B has no voting rights except as required by law. The Series B has no stated maturity and is not subject to any sinking fund or mandatory redemption and is not convertible into any of our other securities. The Series B is not redeemable prior to May 29, 2007. On or after this date, the Series B may be redeemed for cash at our option, in whole or in part, at a redemption price of $25 per share plus accrued and unpaid dividends. The redemption price is payable solely out of the sale proceeds of our other capital stock. All dividends due and payable on the Series B have been accrued or paid as of the end of each fiscal year.

      Distributions declared on the Series B in 2003 were $2.15 per share or $.5375 per quarter. The Series B is listed on the NYSE under the symbol “UDRpfb.”

Series D Preferred Stock

      The Series D Cumulative Convertible Redeemable Preferred Stock has no stated par value and a liquidation preference of $25 per share. The Series D has no voting rights except as required by law. In addition, if Series D dividends are in arrears for any dividend period, the holders of the Series D have rights to notices and voting entitlements of holders of common stock until all accumulated dividends for all past dividend periods and the then current dividend period have been paid or set aside for payment. The Series D has no stated maturity, is not subject to any sinking fund or mandatory redemption, and is convertible into 1.5385 shares of common stock, subject to certain adjustments, at the option of the holder of the Series D at any time. We may, at our option, redeem at any time all or part of the Series D at a price per share of $25, payable in cash, plus all accrued and unpaid dividends, provided that the current market price of our common stock at least equals the conversion price, initially set at $16.25 per share. The redemption is payable solely out of the sale proceeds of other capital stock; provided, however, that we may not redeem, in any consecutive twelve-month period, a number of shares of Series D having an aggregate liquidation preference of more than $100 million, subject to certain exceptions.

      In 2003, we exercised our right to redeem 6.0 million shares of our Series D. Upon receipt of our redemption notice, the shares to be redeemed were converted by the holder into 9,230,923 shares of common stock at a price of $16.25 per share. Because the shares of common stock were sold in a transaction not involving a public offering, the transaction is exempt from registration under the Securities Act of 1933 in accordance with Section 4(2) of the Securities Act.

      Distributions declared on the Series D in 2003 were $2.04 per share or $.5089 per quarter. The Series D is not listed on any exchange.

Series E Preferred Stock

      The Series E Cumulative Convertible Preferred Stock has no stated par value and a liquidation preference of $16.61 per share. Subject to certain adjustments and conditions, each share of the Series E is convertible at any time and from time to time at the holder’s option into one share of our common stock. The holders of the Series E are entitled to vote on an as-converted basis as a single class in combination with the holders of common stock at any meeting of our stockholders for the election of directors or for any other purpose on which the holders of common stock are entitled to vote. The Series E has no stated maturity and is not subject to any sinking fund or any mandatory redemption.

      Distributions declared on the Series E in 2003 were $0.84 per share, $0.18 per share in the second quarter and $0.33 per share in each of the third and fourth quarters. The Series E is not listed on any exchange.

Dividend Reinvestment and Stock Purchase Plan

      We have a Dividend Reinvestment and Stock Purchase Plan under which holders of our common and preferred stock may elect to automatically reinvest their distributions and make additional cash payments to acquire additional shares of our common stock. Stockholders who do not participate in the plan continue to receive dividends as declared. As of February 18, 2004, there were 4,000 participants in the plan.

Operating Partnership Units

      From time to time we issue shares of our common stock in exchange for operating partnership units, or OP Units, tendered to our operating partnerships, United Dominion Realty, L.P. and Heritage Communities L.P., for redemption in accordance with the provisions of their respective partnership agreements. At December 31, 2003, there were 10,129,492 OP Units and 269,973 OP Units in United Dominion Realty, L.P. and Heritage Communities L.P., respectively, that were owned by limited partners. The holder of the OP Units has the right to require United Dominion Realty, L.P. to redeem all or a portion of the OP Units held by the holder in exchange for a cash payment based on the market value of our common stock at the time of redemption. However, United Dominion Realty, L.P.’s obligation to pay the cash amount is subject to the prior right of the company to acquire such OP Units in exchange for either the cash amount or shares of our common stock. Heritage Communities L.P. OP Units are convertible into common stock in lieu of cash, at our option, once the holder elects to convert, at an exchange ratio of 1.575 shares for each OP Unit. During 2003, we issued a total of 216,983 shares of common stock in exchange for OP Units.

Item 6.	SELECTED FINANCIAL DATA

      The following table sets forth selected consolidated financial and other information as of and for each of the years in the five-year period ended December 31, 2003. The table should be read in conjunction with our consolidated financial statements and the notes thereto, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Report.

UNITED DOMINION REALTY TRUST, INC.

SELECTED FINANCIAL DATA

(In thousands, except per share data and apartment homes owned)

	Years Ended December 31,

	2003	2002	2001	2000	1999

Operating Data(c)
Rental income	$603,367	$582,823	$549,890	$523,172	$482,821
Income before minority interests and discontinued operations	52,585	12,995	26,091	17,088	28,133
Income from discontinued operations, net of minority interests	18,801	40,678	37,230	59,586	65,937
Net income	70,404	53,229	61,828	76,615	93,622
Distributions to preferred stockholders	26,326	27,424	31,190	36,891	37,714
Net income available to common stockholders	24,807	25,805	27,142	42,653	55,908
Common distributions declared	134,876	118,888	108,956	110,225	109,607
Weighted average number of common shares outstanding — basic	114,672	106,078	100,339	103,072	103,604
Weighted average number of common shares outstanding — diluted	115,648	106,078	100,339	103,072	103,604
Weighted average number of common shares, OP Units and common stock equivalents — diluted	136,975	127,838	120,728	123,005	124,127
Per share — basic:
Income/(loss) from continuing operations to common stockholders, net of minority interests	$0.06	$(0.14)	$(0.10)	$(0.16)	$(0.10)
Income from discontinued operations, net of minority interests	0.16	0.38	0.37	0.57	0.64
Net income available to common stockholders	0.22	0.24	0.27	0.41	0.54
Per share — diluted:
Income/(loss) from continuing operations to common stockholders, net of minority interests	0.05	(0.14)	(0.10)	(0.16)	(0.10)
Income from discontinued operations, net of minority interests	0.16	0.38	0.37	0.57	0.64
Net income available to common stockholders	0.21	0.24	0.27	0.41	0.54
Common distributions declared	1.14	1.11	1.08	1.07	1.06
Balance Sheet Data(c)
Real estate owned, at carrying value	$4,351,551	$3,967,483	$3,907,667	$3,836,320	$3,953,045
Accumulated depreciation	896,630	748,733	646,366	509,405	395,864
Total real estate owned, net of accumulated depreciation	3,454,921	3,218,750	3,261,301	3,326,915	3,557,181
Total assets	3,543,643	3,276,136	3,348,091	3,453,957	3,688,317
Secured debt	1,018,028	1,015,740	974,177	866,115	1,000,136
Unsecured debt	1,114,009	1,041,900	1,090,020	1,126,215	1,127,169
Total debt	2,132,037	2,057,640	2,064,197	1,992,330	2,127,305
Stockholders’ equity	1,163,436	1,001,271	1,042,725	1,218,892	1,310,212
Number of common shares outstanding	127,295	106,605	103,133	102,219	102,741

	Years Ended December 31,

	2003	2002	2001	2000	1999

Other Data
Cash Flow Data
Cash provided by operating activities	$234,945	$229,001	$224,411	$224,160	$190,602
Cash (used in)/provided by investing activities	(304,217)	(67,363)	(64,055)	58,705	(103,836)
Cash provided by/(used in) financing activities	70,944	(163,127)	(166,020)	(280,238)	(105,169)
Funds from Operations(a)
Funds from operations — basic	$192,938	$153,016	$159,202	$162,930	$143,070
Funds from operations — diluted	207,619	168,795	174,630	178,230	158,224
Funds from operations with gains on the disposition of real estate developed for sale — diluted(b)	208,431	168,795	174,630	178,230	158,224
Apartment Homes Owned
Total apartment homes owned at December 31	76,244	74,480	77,567	77,219	82,154
Weighted average number of apartment homes owned during the year	74,550	76,567	76,487	80,253	85,926

(a)	Funds from operations (“FFO”) is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of depreciable property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. This definition conforms with the National Association of Real Estate Investment Trust’s definition issued in April 2002. We consider FFO in evaluating property acquisitions and our operating performance and believe that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of our activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. For 2001, FFO includes a non-recurring charge of $8.6 million related to workforce reductions, other severance costs, executive office relocation costs and the write down of seven undeveloped land sites along with our investment in an online apartment leasing company. For 2000, FFO includes a non-recurring charge of $3.7 million related to the settlement of litigation and an organizational charge.

(b)	Gains on the disposition of real estate investments developed for sale is defined as net sales proceeds less a tax provision (such development by REITs must be conducted in a taxable REIT subsidiary) and the gross investment basis of the asset before accumulated depreciation. We consider FFO with gains (or losses) on real estate development for sale to be a meaningful supplemental measure of performance because of the short-term use of funds to produce a profit which differs from the traditional long-term investment in real estate for REITs.

(c)	Reclassified to conform to current year presentation as described in Note 3 to the consolidated financial statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, development activity and capital expenditures, capital raising activities, rent growth, occupancy and rental expense growth. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of United Dominion Realty Trust, Inc. to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting us or our properties, adverse changes in the real estate markets and general and local economies and business conditions. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this Report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

Business Overview

      We are a real estate investment trust, or REIT, that owns, acquires, renovates, develops and manages middle-market apartment communities nationwide. We were formed in 1972 as a Virginia corporation, and we changed our state of incorporation from Virginia to Maryland in June 2003. Our subsidiaries include two operating partnerships, Heritage Communities L.P., a Delaware limited partnership, and United Dominion Realty, L.P., a limited partnership which changed its state of organization from Virginia to Delaware in February 2004. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” “the company,” or “United Dominion” refer collectively to United Dominion Realty Trust, Inc. and its subsidiaries.

      At December 31, 2003, our portfolio included 264 communities with 76,244 apartment homes nationwide. The following table summarizes our market information by major geographic markets (includes real estate held for disposition, real estate under development and land, but excludes commercial properties):

					Year Ended
	As of December 31, 2003				December 31, 2003

	Number of	Number of	Percentage of	Carrying	Average	Average
	Apartment	Apartment	Carrying	Value	Physical	Monthly
	Communities	Homes	Value	(in thousands)	Occupancy	Rental Rates

Southern California	11	2,878	7.0%	$302,216	95.1%	$1,041
Dallas, TX	15	5,311	6.4%	277,928	95.1%	660
Houston, TX	23	6,458	6.4%	277,782	90.2%	635
Metropolitan DC	9	2,921	5.6%	244,551	95.9%	986
Phoenix, AZ	11	3,635	5.0%	218,477	91.2%	713
Orlando, FL	14	4,140	4.9%	212,179	93.4%	708
Raleigh, NC	11	3,663	4.8%	207,865	93.1%	696
Tampa, FL	11	3,836	4.4%	188,616	93.0%	710
Arlington, TX	10	3,465	3.7%	160,674	94.3%	655
Columbus, OH	6	2,530	3.5%	150,684	93.6%	677
Monterey Peninsula, CA	9	1,704	3.4%	149,565	92.7%	926
San Francisco, CA	4	980	3.3%	142,044	95.5%	1,501
Charlotte, NC	10	2,711	3.2%	140,574	94.5%	602
Richmond, VA	9	2,636	3.0%	132,022	94.4%	712
Nashville, TN	8	2,220	2.8%	122,210	92.9%	657
Greensboro, NC	8	2,123	2.4%	105,923	93.5%	579
Wilmington, NC	6	1,868	2.1%	92,231	91.9%	627
Baltimore, MD	7	1,470	2.1%	91,451	95.8%	898
Atlanta, GA	6	1,426	1.7%	73,437	91.0%	655
Columbia, SC	6	1,584	1.5%	63,747	92.9%	600
Jacksonville, FL	3	1,157	1.4%	59,993	95.9%	679
Norfolk, VA	6	1,438	1.3%	55,687	96.2%	730
Lansing, MI	4	1,226	1.2%	51,778	93.5%	653
Seattle, WA	3	628	0.8%	34,627	93.3%	737
Other Western	5	2,398	3.6%	153,744	90.4%	804
Other Pacific	8	2,275	2.9%	125,456	91.0%	751
Other Southwestern	7	1,795	2.3%	99,902	88.8%	670
Other Florida	7	1,825	2.1%	92,451	94.2%	736
Other North Carolina	8	1,893	1.8%	77,014	94.7%	577
Other Southeastern	4	1,393	1.6%	70,926	90.8%	578
Other Midwestern	8	1,357	1.6%	68,912	93.3%	667
Other Mid-Atlantic	5	928	1.0%	43,683	94.9%	838
Other Northeastern	2	372	0.4%	18,401	95.4%	711
Real Estate Under Development	—	—	0.5%	22,592	—	—
Land	—	—	0.3%	11,606	—	—

Total	264	76,244	100.0%	$4,340,948	93.2%	$717

Liquidity and Capital Resources

      Liquidity is the ability to meet present and future financial obligations either through the sale or maturity of existing assets or by the acquisition of additional funds through capital management. Both the coordination of asset and liability maturities and effective capital management are important to the maintenance of liquidity. Our primary source of liquidity is our cash flow from operations as determined by rental rates, occupancy levels and operating expenses related to our portfolio of apartment homes. We routinely use our unsecured bank credit facility to temporarily fund certain investing and financing activities prior to arranging for longer-term financing. During the past several years, proceeds from the sale of real estate have been used for both investing and financing activities.

      We expect to meet our short-term liquidity requirements generally through net cash provided by operations and borrowings under credit arrangements. We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, the repayment of financing on development activities and potential property acquisitions, through long-term secured and unsecured borrowings, the disposition of properties and the issuance of additional debt or equity securities. We believe that our net cash provided by operations will continue to be adequate to meet both operating requirements and the payment of dividends by the company in accordance with REIT requirements in both the short- and long-term. Likewise, the budgeted expenditures for improvements and renovations of certain properties are expected to be funded from property operations.

      We have a shelf registration statement filed with the Securities and Exchange Commission that provides for the issuance of up to an aggregate of $1 billion in common shares, preferred shares and debt securities to facilitate future financing activities in the public capital markets. Throughout 2003, we completed various financing activities under our $1 billion shelf registration statement. These activities are summarized in the section titled “Financing Activities” that follows. As of December 31, 2003, approximately $506.3 million of equity and debt securities remained available for use under the shelf registration statement. Access to capital markets is dependent on market conditions at the time of issuance. In January 2004, we sold $75 million of 5.13% senior unsecured notes due January 2014 under our $1 billion shelf registration statement. The net proceeds of $73.9 million from the issuance were used to repay secured and unsecured debt obligations maturing in the first quarter of 2004.

      In July 2003, we entered into a sales agreement pursuant to which we may issue and sell through an agent up to a total of five million shares of common stock from time to time in “at the market offerings,” as defined in Rule 415 of the Securities Act of 1933. These sales will be made under our $1 billion shelf registration statement. The sales price of the common stock will be no lower than the minimum price designated by us prior to the sale. As of December 31, 2003, we had not sold any shares of common stock pursuant to the sales agreement.

      In June 2003, Moody’s Investors Service upgraded our rating outlook to Positive from Stable with senior unsecured debt rated at Baa3 and preferred stock rated at Ba1. In September 2003, Standard & Poor’s Rating Services upgraded the rating on our senior unsecured debt to BBB, our preferred stock to BBB-, and our corporate credit rating to BBB/ Stable outlook.

      In November 2003, we increased our medium-term note program from $300 million to $500 million.

Future Capital Needs

      Future development expenditures are expected to be funded primarily through joint ventures, with proceeds from the sale of property, with construction loans and, to a lesser extent, with cash flows provided by operating activities. Acquisition activity in strategic markets is expected to be largely financed through the issuance of equity and debt securities, the issuance of operating partnership units, the assumption or placement of secured and/or unsecured debt and by the reinvestment of proceeds from the sale of property in non-strategic markets.

      During 2004, we have approximately $46.8 million of secured debt and $101.1 million of unsecured debt maturing, and we anticipate repaying that debt with proceeds from borrowings under our secured or unsecured credit facilities or the issuance of new unsecured debt securities or equity.

Critical Accounting Policies and Estimates

      Our critical accounting policies are those having the most impact on the reporting of our financial condition and results and those requiring significant judgments and estimates. These policies include those related to (1) capital expenditures, (2) impairment of long-lived assets, (3) derivatives and hedging activities and (4) real estate investment properties. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.

Capital Expenditures

      In conformity with accounting principles generally accepted in the United States, we capitalize those expenditures related to acquiring new assets, materially enhancing the value of an existing asset or substantially extending the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

      During 2003, $53.1 million or $714 per home was spent on capital expenditures for all of our communities, excluding development and commercial properties. These capital improvements included turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as HVAC equipment, roofs, siding, parking lots and other non-revenue enhancing capital expenditures, which aggregated $34.5 million or $464 per home. In addition, revenue enhancing capital expenditures, including water sub-metering, the initial installation of microwaves or washer-dryers and extensive interior upgrades totaled $15.4 million or $207 per home and major renovations totaled $3.2 million or $43 per home for the year ended December 31, 2003.

      The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development and commercial properties for the periods presented:

	Year Ended December 31,			Year Ended December 31,
	(dollars in thousands)			(per home)

	2003	2002	% Change	2003	2002	% Change

Turnover capital expenditures	$15,044	$16,474	-8.7%	$202	$216	-6.5%
Other recurring capital expenditures	19,478	15,867	22.8%	262	209	25.4%

Total recurring capital expenditures	34,522	32,341	6.7%	464	425	9.2%
Revenue enhancing improvements	15,408	9,405	63.8%	207	124	66.9%
Major renovations	3,216	1,081	197.5%	43	14	207.1%

Total capital improvements	$53,146	$42,827	24.1%	$714	$563	26.8%

Repair and maintenance	40,615	40,078	1.3%	546	527	3.6%

Total expenditures	$93,761	$82,905	13.1%	$1,260	$1,090	15.6%

      Total capital improvements increased $10.3 million or $151 per home in 2003 compared to 2002. We will continue to selectively add revenue enhancing improvements which we believe will provide a return on investment substantially in excess of our cost of capital. Recurring capital expenditures during 2004 are currently expected to be approximately $470 per home.

Impairment of Long-Lived Assets

      We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the future operation and disposition of those assets are less than the net book value of those assets. Our cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market and operating conditions and our estimated holding periods. The net book value of impaired assets is reduced to fair market value. Our estimates of fair market value represent our best estimate based upon industry trends and reference to market rates and transactions.

      We review the carrying value of our portfolio of assets on a regular basis. During 2002, we pursued our strategy of exiting markets where long-term growth prospects are limited. As a result, 25 apartment communities were placed under contract and two of these assets were ultimately sold at net selling prices below their net book values. Accordingly, we recorded an aggregate $2.3 million impairment loss for the write down of a portfolio of apartment communities in Memphis, Tennessee. In 2001, in connection with our analysis of the carrying value of all undeveloped land parcels, we recognized an aggregate $2.8 million impairment loss on seven undeveloped sites in selected markets. An impairment loss was indicated as a result of the net book value of the assets being greater than the estimated fair market value less the cost of disposal.

Derivatives and Hedging Activities

      We use derivative financial instruments in the normal course of business to reduce our exposure to fluctuations in interest rates. As of December 31, 2003, we had five interest rate swap agreements with a notional value aggregating $68.5 million that are used to fix the interest rate on a portion of our variable rate debt. These derivatives qualify for hedge accounting as discussed in Note 1 to our consolidated financial statements. While we intend to continue to meet the conditions for hedge accounting, if a particular interest rate swap does not qualify as highly effective, any change in the fair value of the derivative used as a hedge would be reflected in current earnings. Furthermore, should any change in management strategy, or any other circumstance, cause an existing highly effective hedge to become ineffective, the accumulated loss or gain in the value of the derivative instrument since its inception may be required to be immediately reclassified from the stockholders’ equity section of the balance sheet to the income statement.

      Interest rate swaps, where we effectively make fixed rate payments and receive variable rate payments to eliminate our variable rate exposure, are entered into to manage the interest rate risk in our existing balance sheet mix. These instruments are valued using the market standard methodology of netting the discounted future variable cash receipts and the discounted expected fixed cash payments. The variable cash flow streams are based on an expectation of future interest rates derived from observed market interest rate curves. We have not changed our methods of calculating these fair values or developing the underlying assumptions. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change. Any event that impacts the level of actual and expected future interest rates will impact our swap valuations. The fair value of our existing swap portfolio is likely to fluctuate from year to year based on changing levels of interest rates and shortening swap terms to maturity. Information about the fair values, notional amounts and contractual terms of our interest rate swaps can be found in Note 8 to our consolidated financial statements and the section titled “Interest Rate Risk” that follows.

      Potential losses are limited to counterparty risk in situations where we are owed money; that is, when we hold contracts with positive fair values. We do not expect any losses from counterparties failing to meet their obligations as the counterparties are highly rated credit quality U.S. financial institutions and we believe that the likelihood of realizing material losses from counterparty non-performance is remote. At December 31, 2003, we had unrealized losses totaling $1.6 million on derivative transactions, which if terminated, would require a cash outlay. We presently have no intention to terminate these contracts. There are no credit concerns related to our obligations and we expect to meet those obligations without default.

Real Estate Investment Properties

      We purchase real estate investment properties from time to time and allocate the purchase price to various components, such as land, buildings and intangibles related to in-place leases and customer relationships in accordance with FASB Statement No. 141, “Business Combinations.” The purchase price is allocated based on the relative fair value of each component. The fair value of buildings is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates. As such, the determination of fair value considers the present value of all cash flows expected to be generated from the property including an initial lease up period. We determine the fair value of in-place leases by assessing the net effective rent and remaining term of the lease relative to market terms for similar leases at acquisition. The fair value of in-place leases is recorded and amortized as amortization expense over the remaining contractual lease period. We determine the fair value of in-place leases by considering the cost of acquiring similar leases, the foregoing rents associated with the lease-up period and the carrying costs associated with the lease-up period.

      The following discussion explains the changes in net cash provided by operating and financing activities and net cash used in investing activities that are presented in our Consolidated Statements of Cash Flows.

Operating Activities

      For the year ended December 31, 2003, our cash flow provided by operating activities was $234.9 million compared to $229.0 million for 2002. During 2003, the increase in cash flow from operating activities resulted primarily from a $15.8 million decrease in interest expense and an overall increase in operating liabilities primarily due to increased trade payables and an increase in unsecured interest payables as a result of different payment terms on new financings. These increases in cash flow were partially offset by a $15.5 million decrease in property operating income resulting from the overall decrease in our apartment community portfolio (see discussion under “Apartment Community Operations”) and a reduced level of collections on escrows due to lower refinancing activities.

Investing Activities

      For the year ended December 31, 2003, net cash used in investing activities was $304.2 million compared to $67.4 million for 2002. Changes in the level of investing activities from period to period reflects our strategy as it relates to our acquisition, capital expenditure, development and disposition programs, as well as the impact of the capital market environment on these activities, all of which are discussed in further detail below.

Acquisitions

      For the year ended December 31, 2003, we acquired 3,514 apartment homes in 11 communities for an aggregate consideration of $347.7 million and one parcel of land for $3.1 million. In addition, we purchased the remaining 47% joint venture partners’ ownership interest in nine communities with 1,706 apartment homes in Salinas and Pacific Grove, California, for $76.0 million in June 2003.

      During the year ended December 31, 2002, we acquired nine communities with 3,041 apartment homes and one parcel of land for approximately $267 million. In addition, in June 2002, we purchased, for approximately $52 million, the remaining two apartment communities with 644 apartment homes that were part of an unconsolidated development joint venture in which we owned a 25% interest and served as the managing partner. In August 2002, we purchased the outside partnership interest in two properties in California containing 926 apartment homes for approximately $17 million.

      Consistent with our long-term strategic plan to achieve greater operating efficiencies by investing in fewer, more concentrated markets, over the last two years, we have been expanding our interests in the fast growing Southern California market. During 2004, we plan to continue to channel new investments into those markets we believe will provide the best investment returns for us over the next ten years. Markets will be targeted based upon defined criteria including past performance, expected job growth, current and anticipated housing supply and demand and the ability to attract and support household formation.

Real Estate Under Development

      Development activity is focused in core markets in which we have operations. For the year ended December 31, 2003, we invested approximately $13.6 million in development projects, down $9.2 million from our 2002 level of $22.8 million.

      The following projects were under development as of December 31, 2003:

		Number of	Completed	Cost	Budgeted	Estimated	Expected
		Apartment	Apartment	to Date	Cost	Cost	Completion
	Location	Homes	Homes	(In thousands)	(In thousands)	Per Home	Date

2000 Post III	San Francisco, CA	24	—	$2,500	$7,000	$291,700	3Q04
Rancho Cucamonga	Los Angeles, CA	414	—	16,200	63,500	153,400	4Q05
Mandalay on the Lake	Irving, TX	369	—	3,900	28,200	76,400	1Q06

		807	—	$22,600	$98,700	$122,300

      In addition, we own six parcels of land that we continue to hold for future development that had a carrying value as of December 31, 2003 of $7.8 million. Five of the six parcels represent additional phases to existing communities as we plan to add apartment homes adjacent to currently owned communities that are in improving markets.

      In December 2003, The Mandolin II, a 178-apartment home community located in Dallas, Texas, was completed. Total development costs for the project as of December 31, 2003, were $12.2 million or $68,500 per home. The community was 65.2% leased at December 31, 2003.

Development Joint Venture

      In September 2002, we entered into a development joint venture with AEGON USA Realty Advisors, Inc. in which we serve as the managing member. The joint venture is expected to develop approximately eight to ten garden-style apartment communities over the next three to five years, with a total development cost of up to $210 million. The joint venture will obtain bank construction financing for 65% to 80% of total costs and will provide equity contributions for the balance of the costs with AEGON providing 80% and us providing 20%. We are serving as the developer, general contractor and property manager for the joint venture, and have guaranteed those project development costs, excluding financing costs (including fees and interest), which exceed the defined project cost budgeted amounts for each respective project, as they come to fruition. We believe that the likelihood of funding guarantor obligations is remote and that the impact to us would be immaterial. In June 2003, we contributed land with a carrying value of $3.8 million to the joint venture.

      As of December 31, 2003, Villa Toscana, a 504-apartment home community located in Houston, Texas, was under development and total costs incurred as of December 31, 2003, were $10.8 million. Budgeted costs for the project are estimated to be approximately $28.4 million or $56,300 per apartment home. The project is anticipated to be completed in the fourth quarter of 2005.

Disposition of Investments

      For the year ended December 31, 2003, we sold seven communities with 1,927 apartment homes for an aggregate consideration of $88.9 million, one parcel of land for $1.3 million and two commercial properties for an aggregate consideration of $7.3 million. We recognized gains for financial reporting purposes of $15.9 million on these sales. Proceeds from the sales were used primarily to reduce debt.

      For the year ended December 31, 2002, we sold 25 communities with a total of 6,990 apartment homes, one commercial property and one parcel of land for an aggregate sales price of approximately $319 million and recognized gains for financial reporting purposes of $31.5 million. Proceeds from the sales were applied primarily to acquire communities and reduce debt. In addition, during the first quarter of 2002, $3.1 million in proceeds were received on the condemnation of 96 units of a community in Fresno, California that resulted in a gain of $1.2 million.

      During 2004, we plan to continue to pursue our strategy of exiting markets where long-term growth prospects are limited and redeploying capital into markets that would enhance future growth rates and economies of scale. We intend to use proceeds from 2004 dispositions to acquire communities, fund development activity and reduce debt.

Financing Activities

      Net cash provided by financing activities during 2003 was $70.9 million compared to net cash used in financing activities in 2002 of $163.1 million. As part of the plan to improve our balance sheet, we utilized proceeds from dispositions, equity and debt offerings and refinancings to extend maturities, pay down existing debt and purchase new properties.

      The following is a summary of our financing activities for the year ended December 31, 2003:

•	Repaid $40.0 million of secured debt and $214.6 million of unsecured debt.

•	Sold 2.0 million shares of common stock at a public offering price of $15.71 per share under our $1 billion shelf registration statement in January 2003. The net proceeds of $31.2 million were used to repay debt and for general corporate purposes.

•	Sold $150 million aggregate principal amount of 4.50% medium-term notes due March 2008 in February 2003 under our medium-term note program. The net proceeds of $149.3 million were used to repay debt.

•	Negotiated a new $500 million unsecured revolving credit facility to replace our $375 million unsecured revolver and $100 million unsecured term loan in March 2003. The credit facility’s interest rate is 25 and 30 basis points lower than the previous unsecured revolver and term loan, respectively.

•	Sold 3.0 million shares of common stock at a public offering price of $16.97 per share under our $1 billion shelf registration statement in April 2003. The net proceeds of $49.2 million were ultimately used to acquire additional apartment communities. We sold an additional 100,000 shares of common stock at a public offering price of $16.97 per share in connection with the exercise of the underwriter’s over-allotment option in May 2003. The net proceeds of $1.6 million were used for general corporate purposes.

•	Exercised our right to redeem 2.0 million shares of our Series D Cumulative Convertible Redeemable Preferred Stock in May 2003. Upon receipt of our redemption notice, the shares to be redeemed were converted by the holder into 3,076,923 shares of common stock at a price of $16.25 per share.

•	Issued $56.9 million of our Series E Cumulative Convertible Preferred Stock and 1,617,815 Preferred OP Units totaling $26.9 million in June 2003 as partial consideration for the purchase of four apartment communities in Southern California. Each share of Series E and each OP Unit was priced at $16.61 per share, and dividends on the Series E and OP Units carry a fixed coupon of 8.0% until such time as the common share dividend is equal to or exceeds this amount for four consecutive quarters, at which time the Series E and OP Units will be entitled to receive dividends equivalent to the dividends paid to holders of our common stock.

•	Sold $50 million aggregate principal amount of 4.50% medium-term notes due March 2008 in August 2003 under our medium-term note program. The net proceeds of approximately $49.9 million were used to repay amounts outstanding on our $500 million unsecured revolving credit facility.

•	Sold 4.0 million shares of common stock at a public offering price of $18.40 per share under our $1 billion shelf registration statement in September 2003. The net proceeds of approximately $72.3 million were used for general corporate purposes, including funding acquisitions and development, with the balance used to reduce outstanding variable rate debt under our unsecured credit facilities. We sold an additional 600,000 shares of common stock a public offering price of $18.40 per share in connection with the exercise of the underwriter’s over-allotment option in October 2003. The net proceeds of $10.8 million were used for general corporate purposes, including funding acquisitions and development, with the remaining balance used to reduce outstanding variable rate debt under our unsecured credit facilities.

•	Sold $75 million aggregate principal amount of 5.13% senior unsecured notes due January 2014 in October 2003 under our medium-term note program. The net proceeds of $74.5 million were used to repay amounts outstanding on our $500 million unsecured revolving credit facility.

•	Sold $50 million aggregate principal amount of 4.25% senior unsecured notes due January 2009 in November 2003 under our medium-term note program. The net proceeds of $49.8 million were used to fund acquisitions of apartment communities.

•	Exercised our right to redeem 4.0 million shares of our Series D Cumulative Convertible Redeemable Preferred Stock in December 2003. Upon receipt of our redemption notice, the shares to be redeemed were converted by the holder into 6,154,000 shares of common stock at a price of $16.25 per share.

Credit Facilities

      We have four secured revolving credit facilities with Fannie Mae with an aggregate commitment of $860 million and one with Freddie Mac for $72 million. As of December 31, 2003, $676.3 million was outstanding under the Fannie Mae credit facilities leaving $183.7 million of unused capacity. The Fannie Mae credit facilities are for an initial term of ten years, bear interest at floating and fixed rates and can be extended for an additional five years at our discretion. As of December 31, 2003, $70.7 million had been funded under the Freddie Mac credit facility leaving $1.3 million of unused capacity. The Freddie Mac credit facility is for an initial term of five years with an option for us to extend for an additional four-year term at the then market rate. As of December 31, 2003, aggregate borrowings under both the Fannie Mae and Freddie Mac credit facilities were $747 million. We have $305.9 million of the funded balance fixed at a weighted average interest rate of 6.4%. The remaining balance on these facilities is currently at a weighted average variable rate of 1.7%.

      We have a $500 million three-year unsecured revolving credit facility that matures in March 2006. The credit facility replaces our $375 million unsecured revolver and $100 million unsecured term loan. If we receive commitments from additional lenders or if the initial lenders increase their commitments, we will be able to increase the credit facility to $650 million. At our option, the credit facility can be extended one year to March 2007. Based on our current credit ratings, the credit facility bears interest at a rate equal to LIBOR plus 90 basis points. As of December 31, 2003, $137.9 million was outstanding under the credit facility, leaving $362.1 million of unused capacity.

      The Fannie Mae and Freddie Mac credit facilities and the bank revolving credit facility are subject to customary financial covenants and limitations.

Derivative Instruments

      As part of our overall interest rate risk management strategy, we use derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. Our derivative transactions used for interest rate risk management include various interest rate swaps with indices that relate to the pricing of specific financial instruments of the company. We believe that we have appropriately controlled our interest rate risk through the use of derivative instruments. During 2003, the fair value of our derivative instruments has improved from an unfavorable $9.6 million at December 31, 2002, to an unfavorable $1.6 million at December 31, 2003. This decrease is primarily due to the maturity and settlement of eight swaps in 2003 and the normal progression of the fair market value of derivative instruments towards zero as they approach expiration.

Interest Rate Risk

      We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather, issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. A large portion of our market risk is exposure to short-term interest rates from variable rate borrowings outstanding under the unhedged portion of our Fannie Mae and Freddie Mac credit facilities and our bank revolving credit facility, which totaled $441.2 million and $86.4 million, respectively, at December 31, 2003. The impact on our financial statements of refinancing fixed rate debt that matured during 2003 was immaterial.

      At December 31, 2003, the notional value of our derivative products for the purpose of managing interest rate risk was $68.5 million, representing interest rate swaps under which we pay a fixed rate of interest and receive a variable rate. These agreements effectively fix $68.5 million of our variable rate notes payable to a weighted average fixed rate of 8.1%. At December 31, 2003, the fair market value of the interest rate swaps was an unfavorable $1.6 million. If interest rates were 100 basis points more or less at December 31, 2003, the fair market value of the interest rate swaps would have increased or decreased approximately $0.3 million.

      If market interest rates for variable rate debt average 100 basis points more in 2004 than they did during 2003, our interest expense, after considering the effects of our interest rate swap agreements, would increase, and income before taxes would decrease by $5.8 million. Comparatively, if market interest rates for variable rate debt had averaged 100 basis points more in 2003 than in 2002, our interest expense, after considering the effects of our interest rate swap agreements, would have increased, and income before taxes would have decreased by $5.3 million. If market rates for fixed rate debt were 100 basis points higher at December 31, 2003, the fair value of fixed rate debt would have decreased from $1.57 billion to $1.46 billion. If market interest rates for fixed rate debt were 100 basis points lower at December 31, 2003, the fair value of fixed rate debt would have increased from $1.57 billion to $1.58 billion.

      These amounts are determined by considering the impact of hypothetical interest rates on our borrowing cost and interest rate swap agreements. These analyses do not consider the effects of the adjusted level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in our financial structure.

Funds from Operations

      Funds from operations (“FFO”) is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of depreciable property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We compute FFO for all periods presented in accordance with the recommendations set forth by the National Association of Real Estate Investment Trust’s (“NAREIT”) April 1, 2002 White Paper. Adjusted funds from operations (“AFFO”) is defined as FFO less recurring capital expenditures for our stabilized portfolio of $464 per home in 2003 and $425 per home in 2002. We consider FFO and AFFO in evaluating property acquisitions and our operating performance, and believe that FFO and AFFO should be considered along with, but not as an alternative to, net income as a measure of our operating performance and liquidity. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

      Historical cost accounting for real estate assets in accordance with generally accepted accounting principles implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical costs depreciation, among other items, from net income based on generally accepted accounting principles. The use of FFO, combined with the required presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. We generally consider FFO to be a useful measure for reviewing our comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. We believe that FFO and AFFO are the best measures of economic profitability for real estate investment trusts.

      The following table outlines our FFO calculation and reconciliation to generally accepted accounting principles for the three years ended December 31, 2003 (dollars in thousands):

	2003	2002	2001

Net income	$70,404	$53,229	$61,828
Adjustments:
Distributions to preferred stockholders	(26,326)	(27,424)	(31,190)
Real estate depreciation and amortization, net of outside partners’ interest	161,402	148,210	132,825
Minority interests of unitholders in operating partnership	368	(970)	(732)
Real estate depreciation related to unconsolidated entities	196	471	1,105
Discontinued Operations:
Real estate depreciation	1,556	9,519	17,381
Minority interests of unitholders in operating partnership	1,279	2,679	2,699
Net gains on sales of depreciable property	(15,941)	(32,698)	(24,714)

Funds from operations (“FFO”) — basic	$192,938	$153,016	$159,202

Distributions to preferred stockholders — Series D and E (Convertible)	14,681	15,779	15,428

Funds from operations — diluted	$207,619	$168,795	$174,630

Gains on the disposition of real estate developed for sale	812	—	—

FFO with gains on the disposition of real estate developed for sale — diluted	$208,431	$168,795	$174,630

Recurring capital expenditures	(34,522)	(32,341)	(31,535)

Adjusted funds from operations (“AFFO”) — diluted	$173,909	$136,454	$143,095

Weighted average number of common shares and OP Units outstanding — basic	122,589	113,077	107,741
Weighted average number of common shares, OP Units and common stock equivalents outstanding — diluted	136,975	127,838	120,728

      In the computation of diluted FFO, OP Units, out-performance partnership shares and the shares of Series D Cumulative Convertible Redeemable Preferred Stock and Series E Cumulative Convertible Preferred Stock are dilutive; therefore, they are included in the diluted share count. In 2003, distributions to preferred stockholders exclude $19.3 million related to a premium on preferred shares repurchased.

      Gains on the disposition of real estate investments developed for sale is defined as net sales proceeds less a tax provision (such development by REITs must be conducted in a taxable REIT subsidiary) and the gross investment basis of the asset before accumulated depreciation. We consider FFO with gains (or losses) on real estate developed for sale to be a meaningful supplemental measure of performance because of the short-term use of funds to produce a profit that differs from the traditional long-term investment in real estate for REITs.

      The following is a reconciliation of GAAP gains on the disposition of real estate developed for sale to gross gains on the disposition of real estate developed for sale for the three years ended December 31, 2003 (dollars in thousands):

	2003	2002	2001

GAAP gains on the disposition of real estate developed for sale	$1,249	$—	$—
Less: accumulated depreciation	(437)	—	—

Gains on the disposition of real estate developed for sale	$812	$—	$—

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

	2003	2002	2001

Net cash provided by operating activities	$234,945	$229,001	$224,411
Net cash used in investing activities	(304,217)	(67,363)	(64,055)
Net cash provided by/(used in) financing activities	70,944	(163,127)	(166,020)

Results of Operations

      The following discussion includes the results of both continuing and discontinued operations for the periods presented.

Net Income Available to Common Stockholders

2003-vs-2002

      Net income available to common stockholders was $24.8 million ($0.21 per diluted share) for the year ended December 31, 2003, compared to $25.8 million ($0.24 per diluted share) for the year ended December 31, 2002, representing a decrease of $1.0 million ($0.03 per diluted share). The decrease in net income available to common stockholders for the year ended December 31, 2003, when compared to the same period in the prior year resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	a charge of $19.3 million in 2003 for a premium on preferred share repurchases,

•	$16.8 million less in gains recognized from the sale of depreciable property in 2003,

•	a $15.5 million decrease in property operating income in 2003,

•	a $4.2 million increase in depreciation and amortization expense in 2003, and

•	a $1.4 million impairment charge taken in 2003 for the write-off of our investment in Realeum, Inc., an unconsolidated development joint venture.

      These decreases in income were offset by a $15.8 million decrease in interest expense in 2003, $37.0 million less in prepayment penalties and premiums paid in 2003 for the refinancing of mortgage debt and the repurchase of unsecured debt, and a $2.3 million impairment charge taken in 2002 related to a portfolio of properties in Memphis, Tennessee.

2002-vs-2001

      Net income available to common stockholders was $25.8 million ($0.24 per diluted share) for the year ended December 31, 2002, compared to $27.1 million ($0.27 per diluted share) for the prior year. The decrease in net income available to common stockholders resulted primarily from charges for prepayment penalties and premiums paid in 2002 in connection with the refinancing of mortgage debt and the repurchase of unsecured debt, aggregating $37.0 million before minority interests. These charges were partially offset by the following items, all of which are discussed in further detail elsewhere within this Report:

•	an $11.4 million decrease in interest expense in 2002,

•	$8.0 million more in gains recognized from the sale of depreciable property in 2002,

•	a charge of $5.4 million in 2001 for restructuring,

•	a $5.4 million charge in 2001 for impairment losses on real estate and investments, and

•	a $4.7 million increase in property operating income in 2002.

Apartment Community Operations

      Our net income is primarily generated from the operation of our apartment communities. The following table summarizes the operating performance of our total apartment portfolio for each of the periods presented (dollars in thousands):

	Year Ended December 31,			Year Ended December 31,

	2003	2002	% Change	2002	2001	% Change

Property rental income	$613,550	$627,625	-2.2%	$627,625	$617,690	1.6%
Property operating expense*	(234,478)	(233,071)	0.6%	(233,071)	(227,820)	2.3%

Property operating income	$379,072	$394,554	-3.9%	$394,554	$389,870	1.2%

Weighted average number of homes	74,550	76,567	-2.6%	76,567	76,487	0.1%
Physical occupancy**	93.2%	93.0%	0.2%	93.0%	93.9%	-0.9%

*	Excludes depreciation, amortization, and property management expenses.

**	Based upon weighted average stabilized units.

      The decrease in total property operating income since December 31, 2002 is primarily due to an overall decrease in same community property operating income.

2003-vs-2002

Same Communities

      Our same communities (those communities acquired, developed and stabilized prior to January 1, 2002 and held on December 31, 2003, which consisted of 67,814 apartment homes) provided 89% of our property operating income for the year ended December 31, 2003.

      For 2003, same community property operating income decreased 4.2% or $14.9 million compared to 2002. The overall decrease in property operating income was primarily attributable to a 1.8% or $9.9 million decrease in revenues from rental and other income and a 2.5% or $5.0 million increase in operating expenses. The decrease in revenues from rental and other income was primarily driven by a 2.2% or $12.8 million decrease in rental rates. This decrease in income was partially offset by an 11.7% or $1.7 million increase in sub-meter, gas, trash and utility reimbursements, a 5.5% or $1.0 million decrease in concession expense and a 1.7% or $0.7 million decrease in vacancy loss. Physical occupancy remained constant at 93.2% for both 2003 and 2002.

      The increase in property operating expenses was primarily driven by a 17.6% or $1.7 million increase in insurance costs, a 4.3% or $1.4 million increase in utilities expense, a 2.4% or $0.9 million increase in repair and maintenance costs, a 3.9% or $0.8 million increase in administrative and marketing costs, a 0.7% or $0.4 million increase in personnel costs, and a 0.8% or $0.4 million increase in taxes, all of which were partially offset by a 17.6% or $0.2 million decrease in incentive compensation.

      As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property operating income divided by property rental income) decreased 1.6% to 61.7%.

Non-Mature Communities

      The remaining 11% of our property operating income during 2003 was generated from communities that we classify as “non-mature communities” (primarily those communities acquired or developed during 2002 and 2003, sold properties, and those properties classified as real estate held for disposition). The 21 communities with 6,935 apartment homes that we acquired during 2002 and 2003 provided $30.6 million of property operating income. The seven communities with 1,927 apartment homes sold during 2003 provided $4.6 million of property operating income. In addition, our development communities, which included 972 apartment homes constructed since January 1, 2002, provided $4.8 million of property operating income during 2003, the one community with 100 apartment homes classified as real estate held for disposition provided $0.7 million of property operating income and other non-mature communities provided $1.7 million of property operating income for the year ended December 31, 2003.

2002-vs-2001

Same Communities

      Our same communities (those communities acquired, developed, and stabilized prior to January 1, 2001 and held on December 31, 2002, which consisted of 66,416 apartment homes) provided 87% of our property operating income for the year ended December 31, 2002.

      In 2002, same community property operating income decreased 0.8% or $2.8 million compared to the prior year. The overall decrease in property operating income was primarily driven by a 17.1% or $5.6 million increase in vacancy loss and a 37.1% or $4.5 million increase in concessions. These decreases in income were partially offset by a 32.8% or $3.4 million increase in sub-meter, trash and vacant utility reimbursements, a 0.3% or $1.7 million increase in rental rates and a 13.0% or $2.6 million increase in other income. Physical occupancy declined 0.8% to 93.3% in 2002 compared to 2001.

      For 2002, property operating expenses at these same communities increased 0.9% or $1.7 million compared to 2001. This increase in property operating expenses was primarily driven by a 10.6% or $3.3 million increase in repair and maintenance costs and a 3.4% or $1.6 million increase in real estate taxes, both of which were partially offset by a 5.1% or $1.7 million decrease in utilities expense, a 40.2% or $0.9 million decrease in incentive compensation expense and a 9.5% or $1.0 million decrease in insurance costs.

      As a result of the percentage changes in property rental income and property operating expenses, the operating margin decreased 0.4% to 63.3%.

Non-Mature Communities

      The remaining 13% of our property operating income during 2002 was generated from our non-mature communities (primarily those communities acquired or developed during 2001 and 2002, sold properties, and those properties classified as real estate held for disposition). The 16 communities with 4,989 apartment homes that we acquired during 2001 and 2002 provided $19.6 million of property operating income. In addition, our development communities, which included 1,238 apartment homes constructed since January 1, 2001, provided $6.7 million of property operating income during 2002. The 25 communities with 6,990 apartment homes sold during 2002 provided $18.1 million of property operating income, the two communities with 363 apartment homes classified as real estate held for disposition provided $1.9 million of property operating income, and other non-mature communities provided $4.6 million of property operating income for the year ended December 31, 2002.

Real Estate Depreciation and Amortization

      For the year ended December 31, 2003, real estate depreciation and amortization on both continuing and discontinued operations increased $4.2 million or 2.7% compared to the same period in 2002, regardless of the decrease in the weighted average number of apartment homes experienced from December 31, 2002 to December 31, 2003. The increase was primarily due to the newly acquired properties having a significantly higher per home cost compared to those properties that have been disposed of, and other capital expenditures.

      During the year ended December 31, 2002, real estate depreciation on both continuing and discontinued operations increased $7.3 million or 4.8% compared to 2001. The increase in depreciation expense was attributable to the overall increase in the weighted average number of apartment homes as well as the impact of completed development communities, acquisitions and capital expenditures.

Interest Expense

      For the year ended December 31, 2003, interest expense on both continuing and discontinued operations decreased $15.8 million or 11.9% from 2002 primarily due to debt refinancings, decreasing interest rates and an overall decrease in the weighted average level of debt outstanding. For the year ended December 31, 2003, the weighted average amount of debt outstanding decreased 1.1% or $23.9 million compared to the prior year and the weighted average interest rate decreased from 6.1% to 5.4% during 2003. The weighted average amount of debt outstanding during 2003 is lower than 2002 primarily due to the high acquisition volume at the beginning of 2002 that was subsequently mitigated by high disposition activity in the second half of 2002. Furthermore, acquisition costs in 2003 that exceeded disposition proceeds were funded, in most part, by equity and OP Unit issuances. The decrease in the average interest rate during 2003 reflects our ability to take advantage of declining interest rates through refinancing and the utilization of variable rate debt.

      For the year ended December 31, 2002, interest expense on both continuing and discontinued operations decreased $11.4 million or 7.9% from 2001 primarily due to debt refinancings and decreasing interest rates that were partially offset by the overall increase in the weighted average level of debt outstanding. For the year ended December 31, 2002, the weighted average amount of debt outstanding increased 2.0% or $40.4 million from 2001 levels and the weighted average interest rate decreased from 7.1% to 6.1% for 2002. The weighted average amount of debt outstanding during 2002 is higher than 2001 as we borrowed additional funds to acquire apartment communities. The decrease in the average interest rate during 2002 reflects our ability to take advantage of declining interest rates through refinancing and the utilization of variable rate debt.

General and Administrative

      For the year ended December 31, 2003, general and administrative expenses increased $1.3 million or 6.6% over 2002 primarily due to an increase in incentive compensation expense. Over the past two years, we have shifted our long-term incentive reward system from stock options to restricted stock, the cost of which is expensed quarterly during the vesting period.

      For the year ended December 31, 2002, general and administrative expenses decreased $2.4 million or 11.0% compared to 2001. The decrease was primarily due to reduced personnel costs and state and local taxes that were partially offset by increased third-party consulting expenses.

Impairment Loss on Real Estate and Investments

      In 2003, we recognized a $1.4 million charge for the write-off of our investment in Realeum, Inc., an unconsolidated development joint venture created to develop web-based solutions for multifamily property and portfolio management.

      In 2002, we pursued our strategy of exiting markets where long-term growth prospects are limited and the redeployment of capital would enhance future growth rates and economies of scale. During 2002, we sold 25 apartment communities with a total of 6,990 apartment homes, one commercial property and one parcel of land with an aggregate net book value of approximately $285 million. Although these sales resulted in an aggregate net gain of $32.7 million, certain of these assets were sold at net selling prices below their net book values. As a result, we recorded an aggregate $2.3 million impairment loss during 2002 for the write down of a portfolio of apartment communities in Memphis, Tennessee.

Gains on Sales of Land and Depreciable Property

      For the years ended December 31, 2003 and 2002, we recognized gains for financial reporting purposes of $15.9 million and $32.7 million, respectively. Changes in the level of gains recognized from period to period reflect the changing level of our divestiture activity from period to period as well as the extent of gains related to specific properties sold.

Premium on Preferred Share Repurchases

      In the second quarter of 2003, we exercised our right to redeem 2.0 million shares of our Series D Cumulative Convertible Redeemable Preferred Stock. Upon receipt of our redemption notice, the shares to be redeemed were converted by the holder into 3,076,923 shares of common stock at a price of $16.25 per share. In December 2003, we redeemed an additional 4.0 million shares of our Series D. Upon receipt of our redemption notice, the shares to be redeemed were converted by the holder into 6,154,000 shares of common stock at a price of $16.25 per share. As a result, we recognized a $19.3 million premium on preferred share repurchases during 2003. The premium amount recognized to convert these shares represents the cumulative accretion to date between the conversion value of the preferred stock and the value at which it was recorded at the time of issuance.

Inflation

      We believe that the direct effects of inflation on our operations have been immaterial. Substantially all of our leases are for a term of one year or less which generally minimizes our risk from the adverse effects of inflation.

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity capital expenditures or capital resources that are material.

Contractual Obligations

      The following table summarizes our contractual obligations as of December 31, 2003 (dollars in thousands):

	Payments Due by Period

Contractual Obligations	Total	2004	2005-2006	2007-2008	Thereafter

Long Term Debt Obligations	$2,132,037	$147,857	$241,896	$594,897	$1,147,389
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	29,638	1,555	2,533	2,183	23,367
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Balance Sheet Under GAAP	—	—	—	—	—

      During 2003, we incurred interest costs of $119.0 million, of which $1.8 million was capitalized.

Factors Affecting Our Business and Prospects

      There are many factors that affect our business and the results of our operations, some of which are beyond our control. These factors include:

•	unfavorable changes in apartment market and economic conditions that could adversely affect occupancy levels and rental rates,

•	the failure of acquisitions to achieve anticipated results,

•	possible difficulty in selling apartment communities,

•	the timing and closing of planned dispositions under agreement,

•	competitive factors that may limit our ability to lease apartment homes or increase or maintain rents,

•	insufficient cash flow that could affect our debt financing and create refinancing risk,

•	failure to generate sufficient revenue, which could impair our debt service payments and distributions to stockholders,

•	development and construction risks that may impact our profitability,

•	delays in completing developments and lease-ups on schedule,

•	our failure to succeed in new markets,

•	changing interest rates, which could increase interest costs and affect the market price of our securities,

•	potential liability for environmental contamination, which could result in substantial costs, and

•	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Information required by this item is included in and incorporated by reference from Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements and related financial information required to be filed are attached to this Report. Reference is made to page 44 of this Report for the Index to Consolidated Financial Statements and Schedule.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

Item 9A.	CONTROLS AND PROCEDURES

      As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. In addition, our Chief Executive Officer and our Chief Financial Officer concluded that during the year ended

December 31, 2003, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

      It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is incorporated by reference to the information set forth under the headings “Election of Directors,” “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 4, 2004.

      Information required by this item regarding our executive officers is included in Part I of this Report in the section entitled “Business-Executive Officers of the Company.”

      We have adopted a code of ethics for senior financial officers that applies to our principal executive officer and all members of our finance staff, including the principal financial and accounting officer, and a code of business conduct and ethics that applies to all of our employees. Information regarding our codes is available on our website, www.udrt.com, and is incorporated by reference to the information set forth under the heading “Corporate Governance” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 4, 2004. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of our codes by posting such amendment or waiver on our website.

Item 11.	EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference to the information set forth under the heading “Compensation of Executive Officers” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 4, 2004.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 4, 2004.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference to the information set forth under the heading “Certain Business Relationships” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 4, 2004.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this item is incorporated by reference to the information set forth under the headings “Audit Fees” and “Audit Fees Pre-Approval Policy” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 4, 2004.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this Report:

1. Financial Statements. See Index to Consolidated Financial Statements and Schedule on page 44 of this Report.

2. Financial Statement Schedule. See Index to Consolidated Financial Statements and Schedule on page 44 of this Report. All other schedules are omitted because they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.

3. Exhibits. The exhibits filed with this Report are set forth in the Exhibit Index.

      (b) Reports on Form 8-K.

We filed or furnished the following Current Reports on Form 8-K during the quarter ended December 31, 2003. The information provided under Item 12. Results of Operations and Financial Condition is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

•	Current Report on Form 8-K dated October 27, 2003, furnished to the Securities and Exchange Commission on October 28, 2003, under Item 12. Results of Operations and Financial Condition.

•	Current Report on Form 8-K dated November 7, 2003, filed with the Securities and Exchange Commission on November 12, 2003, under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED DOMINION REALTY TRUST, INC.

By:	/s/ THOMAS W. TOOMEY

Thomas W. Toomey
Chief Executive Officer and President

Date: March 10, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 10, 2004 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ THOMAS W. TOOMEY Thomas W. Toomey Chief Executive Officer, President, and Director	/s/ ROBERT P. FREEMAN ----------------------------------------- Robert P. Freeman Director

/s/ CHRISTOPHER D. GENRY Christopher D. Genry Executive Vice President and Chief Financial Officer	/s/ JON A. GROVE ----------------------------------------- Jon A. Grove Director

/s/ SCOTT A. SHANABERGER Scott A. Shanaberger Senior Vice President and Chief Accounting Officer	/s/ JOHN P. MCCANN ----------------------------------------- John P. McCann Director

/s/ ROBERT C. LARSON Robert C. Larson Chairman of the Board	/s/ THOMAS R. OLIVER ----------------------------------------- Thomas R. Oliver Director

/s/ JAMES D. KLINGBEIL James D. Klingbeil Vice Chairman of the Board	/s/ LYNNE B. SAGALYN ----------------------------------------- Lynne B. Sagalyn Director

/s/ ERIC J. FOSS Eric J. Foss Director	/s/ MARK J. SANDLER ----------------------------------------- Mark J. Sandler Director

/s/ ROBERT W. SCHARAR ----------------------------------------- Robert W. Scharar Director

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

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

United Dominion Realty Trust, Inc.

      We have audited the accompanying consolidated balance sheets of United Dominion Realty Trust, Inc. (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Dominion Realty Trust, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Notes 1, 3 and 8 to the consolidated financial statements, the Company changed its method of accounting for gains and losses on the extinguishment of debt in 2003, changed its method of accounting for the disposal of long-lived assets in 2002, and changed its method of accounting for derivative instruments in 2001.

Ernst & Young LLP

Richmond, Virginia

January 27, 2004

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	December 31,

	2003	2002

ASSETS
Real estate owned:
Real estate held for investment	$4,305,450	$3,833,022
Less: accumulated depreciation	(895,567)	(734,051)

	3,409,883	3,098,971
Real estate under development	30,375	30,624
Real estate held for disposition (net of accumulated depreciation of $1,063 and $14,682)	14,663	89,155

Total real estate owned, net of accumulated depreciation	3,454,921	3,218,750
Cash and cash equivalents	4,824	3,152
Restricted cash	7,540	11,773
Deferred financing costs, net	21,425	17,542
Investment in unconsolidated development joint venture	1,673	—
Funds held in escrow from 1031 exchanges pending the acquisition of real estate	14,447	—
Other assets	38,605	23,771
Real estate held for disposition assets	208	1,148

Total assets	$3,543,643	$3,276,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured debt	$1,018,028	$1,015,740
Unsecured debt	1,114,009	1,041,900
Real estate taxes payable	30,858	28,949
Accrued interest payable	12,892	11,908
Security deposits and prepaid rent	24,132	20,883
Distributions payable	40,623	35,141
Accounts payable, accrued expenses and other liabilities	45,372	49,442
Real estate held for disposition liabilities	87	1,686

Total liabilities	2,286,001	2,205,649
Minority interests	94,206	69,216
Stockholders’ equity:
Preferred stock, no par value; $25 liquidation preference, 25,000,000 shares authorized;
5,416,009 shares 8.60% Series B Cumulative Redeemable issued and outstanding (5,416,009 in 2002)	135,400	135,400
2,000,000 shares 7.50% Series D Cumulative Convertible Redeemable issued and outstanding (8,000,000 in 2002)	44,271	175,000
3,425,217 shares 8.00% Series E Cumulative Convertible issued and outstanding (0 in 2002)	56,893	—
Common stock, $1 par value; 250,000,000 shares authorized 127,295,126 shares issued and outstanding (106,605,259 in 2002)	127,295	106,605
Additional paid-in capital	1,458,983	1,140,786
Distributions in excess of net income	(651,497)	(541,428)
Deferred compensation — unearned restricted stock awards	(5,588)	(2,504)
Notes receivable from officer-stockholders	(459)	(2,630)
Accumulated other comprehensive loss	(1,862)	(9,958)

Total stockholders’ equity	1,163,436	1,001,271

Total liabilities and stockholders’ equity	$3,543,643	$3,276,136

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,

	2003	2002	2001

REVENUES
Rental income	$603,367	$582,823	$549,890
Non-property income	1,068	1,806	4,593

Total revenues	604,435	584,629	554,483
EXPENSES
Rental expenses:
Real estate taxes and insurance	68,726	63,153	58,401
Personnel	62,082	59,250	55,673
Utilities	36,658	33,484	33,581
Repair and maintenance	39,437	36,659	32,047
Administrative and marketing	22,596	21,302	19,964
Property management	16,873	17,240	17,107
Other operating expenses	1,205	1,203	1,376
Real estate depreciation and amortization	161,837	149,636	134,464
Interest	117,185	130,791	139,470
General and administrative	20,626	19,343	21,730
Other depreciation and amortization	3,233	4,073	3,308
Impairment loss on investments	1,392	—	2,648
Loss on early debt retirement	—	35,500	3,219
Severance costs and other organizational charges	—	—	5,404

Total expenses	551,850	571,634	528,392

Income before minority interests and discontinued operations	52,585	12,995	26,091
Minority interests of outside partnerships	(614)	(1,414)	(2,225)
Minority interests of unitholders in operating partnerships	(368)	970	732

Income before discontinued operations, net of minority interests	51,603	12,551	24,598
Income from discontinued operations, net of minority interests	18,801	40,678	37,230

Net income	70,404	53,229	61,828
Distributions to preferred stockholders — Series A and B	(11,645)	(11,645)	(15,762)
Distributions to preferred stockholders — Series D (Convertible)	(12,178)	(15,779)	(15,428)
Distributions to preferred stockholders — Series E (Convertible)	(2,503)	—	—
Premium on preferred share repurchases	(19,271)	—	(3,496)

Net income available to common stockholders	$24,807	$25,805	$27,142

Earnings per common share — basic:
Income/(loss) from continuing operations available to common stockholders, net of minority interests	$0.06	$(0.14)	$(0.10)
Income from discontinued operations, net of minority interests	$0.16	$0.38	$0.37
Net income available to common stockholders	$0.22	$0.24	$0.27
Earnings per common share — diluted:
Income/(loss) from continuing operations available to common stockholders, net of minority interests	$0.05	$(0.14)	$(0.10)
Income from discontinued operations, net of minority interests	$0.16	$0.38	$0.37
Net income available to common stockholders	$0.21	$0.24	$0.27
Common distributions declared per share	$1.14	$1.11	$1.08
Weighted average number of common shares outstanding — basic	114,672	106,078	100,339
Weighted average number of common shares outstanding — diluted	115,648	106,078	100,339

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,

	2003	2002	2001

Operating Activities
Net income	$70,404	$53,229	$61,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166,637	163,328	155,327
Impairment loss on real estate and investments	1,392	2,301	5,436
Gains on sales of land and depreciable property	(15,941)	(32,698)	(24,748)
Minority interests	2,261	3,122	4,192
Loss on early debt retirement	—	36,965	3,471
Amortization of deferred financing costs and other	6,148	5,256	965
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(2,560)	12,763	21,128
Increase/(decrease) in operating liabilities	6,604	(15,265)	(3,188)

Net cash provided by operating activities	234,945	229,001	224,411
Investing Activities
Proceeds from sales of real estate investments, net	93,613	282,533	109,713
Acquisition of real estate assets, net of liabilities assumed and equity	(314,739)	(282,600)	(74,372)
Development of real estate assets	(13,640)	(22,763)	(53,607)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(53,146)	(42,827)	(53,096)
Capital expenditures — non-real estate assets	(1,858)	(1,706)	(1,442)
Increase in funds held in escrow from tax free exchanges pending the acquisition of real estate	(14,447)	—	—
Other investing activities	—	—	8,749

Net cash used in investing activities	(304,217)	(67,363)	(64,055)
Financing Activities
Proceeds from the issuance of secured debt	37,415	324,282	225,171
Scheduled principal payments on secured debt	(22,442)	(11,176)	(55,130)
Non-scheduled principal payments and prepayment penalties on secured debt	(17,549)	(294,662)	(52,182)
Proceeds from the issuance of unsecured debt	323,382	198,476	—
Payments and prepayment premiums on unsecured debt	(214,591)	(210,413)	(21,307)
Net repayment of revolving bank debt	(37,900)	(54,400)	(14,200)
Payment of financing costs	(6,463)	(5,510)	(4,807)
Issuance of note receivable	(8,000)	—	—
Proceeds from the issuance of common stock	179,811	60,252	66,319
Proceeds from the repayment of officer loans	2,171	—	—
Proceeds from the issuance of performance shares	657	—	1,236
Distributions paid to minority interests	(9,756)	(8,926)	(12,868)
Cash paid to buy out minority interests	—	—	(4,267)
Distributions paid to preferred stockholders	(27,532)	(27,424)	(34,308)
Distributions paid to common stockholders	(128,188)	(117,116)	(108,511)
Repurchases of common and preferred stock	(71)	(16,510)	(151,166)

Net cash provided by/(used in) financing activities	70,944	(163,127)	(166,020)
Net increase/(decrease) in cash and cash equivalents	1,672	(1,489)	(5,664)
Cash and cash equivalents, beginning of year	3,152	4,641	10,305

Cash and cash equivalents, end of year	$4,824	$3,152	$4,641

Supplemental Information:
Interest paid during the period	$116,057	$135,223	$148,863
Issuance of restricted stock awards	5,297	2,904	1,363
Non-cash transactions:
Secured debt assumed with the acquisition of properties	4,865	41,636	18,230
Issuance of preferred stock in connection with acquisitions	58,811	—	—
Issuance of preferred operating partnership units in connection with acquisitions	26,872	—	—
Issuance of operating partnership units in connection with acquisitions	7,135	—	—
Reduction in secured debt from the disposition of properties	—	35,885	28,315
Conversion of operating partnership minority interests to common stock	2,206	1,252	643
(216,983 shares in 2003, 92,159 shares in 2002 and 74,271 shares in 2001)

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except for share data)

							Deferred		Accumulated
	Preferred Stock		Common Stock			Distributions in	Compensation —	Notes Receivable	Other
					Paid-in	Excess of Net	Unearned Restricted	from Officer —	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income	Stock Awards	Stockholders	Loss	Total

Balance, December 31, 2000	17,408,229	$410,206	102,219,250	$102,219	$1,081,387	$(366,531)	$(828)	$(7,561)	$—	$1,218,892

Comprehensive Income
Net income						61,828				61,828
Other comprehensive income:
Cumulative effect of a change in accounting principle									(3,848)	(3,848)
Unrealized loss on derivative financial instruments									(11,023)	(11,023)

Comprehensive income						61,828			(14,871)	46,957

Issuance of common shares to employees, officers and director-stockholders			257,158	258	2,318					2,576
Issuance of common shares through dividend reinvestment and stock purchase plan			332,243	332	4,054					4,386
Issuance of common shares through public offering			4,100,000	4,100	52,316					56,416
Purchase of common and preferred stock	(91,900)	(2,298)	(3,962,076)	(3,962)	(47,362)					(53,622)
Redemption of Series A preferred stock	(3,900,320)	(97,508)			3,496	(3,496)				(97,508)
Issuance of restricted stock awards			112,433	112	1,251		(1,363)			—
Adjustment for cash purchase and conversion of minority interests of unitholders in operating partnerships			74,271	74	569					643
Principal repayments on notes receivable from officer-stockholders								3,252		3,252
Common stock distributions declared ($1.08 per share)						(108,956)				(108,956)
Preferred stock distributions declared — Series A ($1.05 per share)						(4,111)				(4,111)
Preferred stock distributions declared — Series B ($2.15 per share)						(11,651)				(11,651)
Preferred stock distributions declared — Series D ($1.93 per share)						(15,428)				(15,428)
Amortization of deferred compensation							879			879

Balance, December 31, 2001	13,416,009	$310,400	103,133,279	$103,133	$1,098,029	$(448,345)	$(1,312)	$(4,309)	$(14,871)	$1,042,725

Comprehensive Income
Net income						53,229				53,229
Other comprehensive income:
Unrealized gain on derivative financial instruments									4,913	4,913

Comprehensive income						53,229			4,913	58,142

Issuance of common shares to employees, officers and director-stockholders			1,000,592	1,001	10,782					11,783
Issuance of common shares through dividend reinvestment and stock purchase plan			152,343	152	2,347					2,499
Issuance of common shares through public offering			3,166,800	3,167	41,139					44,306
Purchase of common stock			(1,145,412)	(1,146)	(15,369)					(16,515)
Issuance of restricted stock awards			205,498	205	2,699		(2,904)			—
Adjustment for cash purchase and conversion of minority interests of unitholders in operating partnerships			92,159	93	1,159					1,252
Principal repayments on notes receivable from officer-stockholders								1,679		1,679

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

(In thousands, except for share data)

							Deferred		Accumulated
	Preferred Stock		Common Stock			Distributions in	Compensation —	Notes Receivable	Other
					Paid-in	Excess of Net	Unearned Restricted	from Officer —	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income	Stock Awards	Stockholders	Loss	Total

Common stock distributions declared ($1.11 per share)						(118,888)				(118,888)
Preferred stock distributions declared — Series B ($2.15 per share)						(11,645)				(11,645)
Preferred stock distributions declared — Series D ($1.98 per share)						(15,779)				(15,779)
Amortization of deferred compensation							1,712			1,712

Balance, December 31, 2002	13,416,009	$310,400	106,605,259	$106,605	$1,140,786	$(541,428)	$(2,504)	$(2,630)	$(9,958)	$1,001,271

Comprehensive Income
Net income						70,404				70,404
Other comprehensive income:
Unrealized gain on derivative financial instruments									8,096	8,096

Comprehensive income						70,404			8,096	78,500

Issuance of common shares to employees, officers and director-stockholders			1,117,399	1,118	12,185					13,303
Issuance of common shares through dividend reinvestment and stock purchase plan			91,190	91	1,520					1,611
Issuance of common shares through public offering			9,700,000	9,700	154,936					164,636
Issuance of 8.00% Series E Cumulative Convertible shares	3,425,217	56,893			1,905					58,798
Purchase of common stock			(4,564)	(5)	(66)					(71)
Issuance of restricted stock awards			337,936	338	4,959		(5,297)			—
Adjustment for conversion of minority interests of unitholders in operating partnerships			216,983	217	1,989					2,206
Principal repayments on notes receivable from officer-stockholders								2,171		2,171
Accretion of premium on Series D redemptions		19,271				(19,271)				—
Conversion of 7.50% Series D Cumulative Convertible Redeemable shares	(6,000,000)	(150,000)	9,230,923	9,231	140,769					—
Common stock distributions declared ($1.14 per share)						(134,876)				(134,876)
Preferred stock distributions declared — Series B ($2.15 per share)						(11,645)				(11,645)
Preferred stock distributions declared — Series D ($2.04 per share)						(12,178)				(12,178)
Preferred stock distributions declared — Series E ($0.84 per share)						(2,503)				(2,503)
Amortization of deferred compensation							2,213			2,213

Balance, December 31, 2003	10,841,226	$236,564	127,295,126	$127,295	$1,458,983	$(651,497)	$(5,588)	$(459)	$(1,862)	$1,163,436

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and formation

      United Dominion Realty Trust, Inc., a Maryland corporation, was formed in 1972. United Dominion operates within one defined business segment with activities related to the ownership, management, development, acquisition, renovation and disposition of multifamily apartment communities nationwide. At December 31, 2003, United Dominion owned 264 communities with 76,244 completed apartment homes and had three communities with 807 apartment homes under development.

Basis of presentation

      The accompanying consolidated financial statements include the accounts of United Dominion and its subsidiaries, including United Dominion Realty, L.P., (the “Operating Partnership”), and Heritage Communities L.P. (the “Heritage OP”), (collectively, “United Dominion”). As of December 31, 2003, there were 130,386,163 units in the Operating Partnership outstanding, of which 120,256,671 units or 92.2% were owned by United Dominion and 10,129,492 units or 7.8% were owned by limited partners (of which 1,853,204 are owned by the holders of the Series A OPPS, See Note 11). As of December 31, 2003, there were 3,518,857 units in the Heritage OP outstanding, of which 3,248,884 units or 92.3% were owned by United Dominion and 269,973 units or 7.7% were owned by limited partners. The consolidated financial statements of United Dominion include the minority interests of the unitholders in the Operating Partnership and the Heritage OP. All significant intercompany accounts and transactions have been eliminated in consolidation.

Income taxes

      United Dominion is operated as, and elects to be taxed as, a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Generally, a REIT complies with the provisions of the Code if it meets certain requirements concerning its income and assets, as well as if it distributes at least 90% of its REIT taxable income to its stockholders and will not be subject to U.S. federal income taxes if it distributes at least 100% of its income. Accordingly, no provision has been made for federal income taxes. However, United Dominion is subject to certain state and local excise or franchise taxes, for which provision has been made.

      The differences between net income available to common stockholders for financial reporting purposes and taxable income before dividend deductions relate primarily to temporary differences, principally real estate depreciation and the tax deferral of certain gains on property sales. The differences in depreciation result from differences in the book and tax basis of certain real estate assets and the differences in the methods of depreciation and lives of the real estate assets. The aggregate cost of our real estate assets for federal income tax purposes was approximately $3.6 billion at December 31, 2003.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reconciles United Dominion’s net income to REIT taxable income for the three years ended December 31, 2003 (dollars in thousands):

	2003	2002	2001

Net income	$70,404	$53,229	$61,828
Minority interest expense	(3,364)	(1,137)	(1,442)
Depreciation and amortization expense	44,108	49,513	45,327
Gain/(loss) on the disposition of properties	2,363	(186)	343
Revenue recognition timing differences	1,750	1,272	589
Impairment loss, not deductible for tax	—	—	2,788
Investment loss, not deductible for tax	—	—	2,648
Other expense timing differences	(1,090)	(3,914)	2,787
REIT taxable income before dividends	$114,171	$98,777	$114,868

Dividend deduction	$132,722	$111,965	$140,146

      For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains and return of capital, or a combination thereof. For the three years ended December 31, 2003, distributions declared per common share were taxable as follows:

	2003	2002	2001

Ordinary income	$0.82	$0.55	$0.74
Long-term capital gain	0.10	0.14	0.11
Unrecaptured section 1250 gain	0.02	0.11	0.07
Return of capital	0.20	0.31	0.16

	$1.14	$1.11	$1.08

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

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which is 35 years for buildings, 10 to 35 years for major improvements, and 3 to 10 years for furniture, fixtures, equipment and other assets. The value of acquired in-place leases is amortized over the remaining term of each acquired in-place lease.

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

      Interest, real estate taxes and incremental labor and support costs for personnel working directly on the development site are capitalized as part of the real estate under development to the extent that such charges do not cause the carrying value of the asset to exceed its net realizable value. During 2003, 2002 and 2001, total interest capitalized was $1.8 million, $0.9 million and $2.9 million, respectively.

Cash and cash equivalents

      Cash and cash equivalents include all cash and liquid investments with maturities of three months or less when purchased.

Restricted cash

      Restricted cash consists of escrow deposits held by lenders for real estate taxes, insurance and replacement reserves and security deposits.

Deferred financing costs

      Deferred financing costs include fees and other external costs incurred to obtain debt financings and are generally amortized on a straight-line basis, which approximates the effective interest method, over a period not to exceed the term of the related debt. Unamortized financing costs are written-off when debt is retired before its maturity date. During 2003, 2002 and 2001, amortization expense was $4.7 million, $4.5 million and $3.6 million, respectively.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in unconsolidated development joint ventures

      Investments in unconsolidated joint ventures are accounted for using the equity method when major business decisions require approval by the other partners and United Dominion does not have control of the assets. Investments are recorded at cost and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. United Dominion eliminates intercompany profits on sales of services that are provided to joint ventures. Differences between the carrying value of investments and the underlying equity in net assets of the investee are due to capitalized interest on the investment balance and capitalized development and leasing costs that are recovered by United Dominion through fees during construction.

Revenue recognition

      United Dominion’s apartment homes are leased under operating leases with terms generally of one year or less. Rental income is recognized after it is earned and collectability is reasonably assured.

Advertising costs

      All advertising costs are expensed as incurred and reported on the Consolidated Statements of Operations within the line item “Administrative and marketing.” During 2003, 2002 and 2001, total advertising expense was $10.6 million, $11.0 million and $9.6 million, respectively.

Interest rate swap agreements

      Statements of Financial Accounting Standards No. 133 and No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities” became effective on January 1, 2001. The accounting standards require companies to carry all derivative instruments, including certain embedded derivatives, in the Consolidated Balance Sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based on the exposure being hedged, as either a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. For the three years ended December 31, 2003, all of United Dominion’s derivative financial instruments are interest rate swap agreements that are designated as cash flow hedges of debt with variable interest rate features and are qualifying hedges for financial reporting purposes. For derivative instruments that qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings during the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. The adoption of Statements No. 133 and No. 138 on January 1, 2001 resulted in a cumulative effect of an accounting change of a $3.8 million loss, all of which was recorded directly to other comprehensive income.

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

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures, unless the instrument is redesignated as a hedge of another transaction. If a derivative instrument is terminated or the hedging transaction is no longer determined to be effective, amounts held in accumulated other comprehensive income are reclassified into earnings over the term of the future cash outflows on the related debt.

Comprehensive income

      Comprehensive income, which is defined as all changes in equity during each period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Statements of Stockholders’ Equity. Other comprehensive income consists of unrealized gains or losses from derivative financial instruments.

Stock-based compensation

      United Dominion has elected to follow the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for its employee stock options because the alternative fair value accounting provided for under Statement No. 123, “Accounting for Stock-Based Compensation,” requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of United Dominion’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized.

Minority interests in operating partnerships

      Interests in operating partnerships held by limited partners are represented by operating partnership units (“OP Units”). The operating partnerships’ income is allocated to holders of OP Units based upon net income available to common stockholders and the weighted average number of OP Units outstanding to total common shares plus OP Units outstanding during the period. Capital contributions, distributions and profits and losses are allocated to minority interests in accordance with the terms of the individual partnership agreements. OP Units can be exchanged for cash or shares of United Dominion’s common stock on a one-for-one basis, at the option of United Dominion. OP Units, as a percentage of total OP Units and shares outstanding, was 6.4% at December 31, 2003, 6.2% at December 31, 2002 and 6.8% at December 31, 2001.

      During 2003, we issued 1,617,815 Preferred Operating Partnership Units (“Preferred OP Units”) totaling $26.9 million as partial consideration for the purchase of four communities. The Preferred OP

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Units carry a fixed coupon of 8.0% until such time as the common share dividend is equal to or exceeds this amount for four consecutive quarters, at which time the Preferred OP Units will be entitled to receive dividends equivalent to the dividends paid to holders of common stock.

Minority interests in other partnerships

      United Dominion has limited partners in certain real estate partnerships acquired in certain merger transactions. Net income for these partnerships is allocated based upon the percentage interest owned by these limited partners in each respective real estate partnership.

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

      The following table sets forth the computation of basic and diluted earning per share (dollars in thousands, except per share amounts):

	2003	2002	2001

Numerator for basic and diluted earnings per share —
Net income available to common stockholders	$24,807	$25,805	$27,142
Denominator:
Denominator for basic earnings per share —
Weighted average common shares outstanding	114,672	106,078	100,339
Effect of dilutive securities:
Employee stock options and non-vested restricted stock awards	976	—	—

Denominator for dilutive earnings per share	115,648	106,078	100,339

Basic earnings per share	$0.22	$0.24	$0.27

Diluted earnings per share	$0.21	$0.24	$0.27

      The effect of the conversion of the operating partnership units and convertible preferred stock is not dilutive and is therefore not included as a dilutive security in the earnings per share computation. The weighted average effect of the conversion of the operating partnership units for the years ended December 31, 2003, 2002 and 2001 was 9,690,883 shares, 8,577,918 shares and 7,281,835 shares, respectively. The weighted average effect of the conversion of the convertible preferred stock for the year ended December 31, 2003 was 11,636,293 shares and for the years ended December 31, 2002 and 2001, the weighted average effect was 12,307,692 shares.

Impact of recently issued accounting standards

      In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150). The statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. This statement is effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB decided to indefinitely defer the

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective date of certain provisions of FAS 150 related to finite life entities and also indicated it may modify other guidance in FAS 150. United Dominion believes that its equity and its partner’s equity reported on the Consolidated Balance Sheets as “Minority interests,” are properly classified.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This statement refines the identification process of variable interest entities and how an entity assesses its interests in a variable interest entity to decide whether to consolidate that entity. United Dominion, from time to time, enters into partnership and joint venture arrangements, which may be required to be consolidated under this statement. The provisions of Interpretation 46 were deferred and are now applicable to joint ventures created before February 1, 2003 for the first reporting period that ends after December 15, 2003. United Dominion adopted FIN 46 as of December 31, 2003, with no effect on its consolidated financial statements.

      On January 1, 2003, United Dominion adopted Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction” (FAS 145). The provisions of FAS 145 related to the rescission of FAS No. 4 require United Dominion to reclassify prior period items that do not meet the extraordinary classification into continuing operations. During the three years ended December 31, 2003, United Dominion has incurred such expenses, and in compliance with FAS 145, has reported those expenses as a component of continuing operations for each period presented.

2.     REAL ESTATE OWNED

      United Dominion operates in 55 markets dispersed throughout 19 states. At December 31, 2003, our largest apartment market was Southern California, where we owned 7.0% of our apartment homes, based upon carrying value. Excluding Southern California, United Dominion did not own more than 6.5% of its apartment homes in any one market, based upon carrying value.

      The following table summarizes real estate held for investment at December 31, (dollars in thousands):

	2003	2002

Land and land improvements	$847,899	$699,313
Buildings and improvements	3,231,564	2,927,450
Furniture, fixtures and equipment	225,987	206,007
Construction in progress	—	252

Real estate held for investment	4,305,450	3,833,022
Accumulated depreciation	(895,567)	(734,051)

Real estate held for investment, net	$3,409,883	$3,098,971

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a reconciliation of the carrying amount of real estate held for investment at December 31, (dollars in thousands):

	2003		2002	2001

Balance at beginning of year	$3,833,022		$3,461,529	$3,758,974
Real estate acquired	397,983	(a)	323,990	91,093
Capital expenditures	62,288		51,066	58,174
Transfers from development	12,157		29,816	51,561
Transfers to held for disposition, net	—		(33,379)	(495,485)
Impairment loss on real estate	—		—	(2,788)

Balance at end of year	$4,305,450		$3,833,022	$3,461,529

(a)	In connection with one of our acquisitions in 2003, United Dominion received a note receivable for $5 million that is due October 2011. The note bears interest of 9.0% that is payable in annual installments.

      The following is a reconciliation of accumulated depreciation for real estate held for investment at December 31, (dollars in thousands):

	2003	2002	2001

Balance at beginning of year	$734,051	$585,539	$506,871
Depreciation expense for the year(b)	163,088	160,331	153,113
Transfers to held for disposition, net	(1,572)	(11,819)	(74,445)

Balance at end of year	$895,567	$734,051	$585,539

(b)	Includes $1.0 million, $1.2 million and $1.3 million for 2003, 2002 and 2001, respectively, related to depreciation on non-real estate assets located at United Dominion’s apartment communities, classified as “Other depreciation and amortization” on the Consolidated Statements of Operations. Excludes $1.2 million, in 2003, of amortization expense on the fair value of in-place leases at the time of acquisition.

      The following is a summary of real estate held for investment by major geographic markets (in order of carrying value, excluding real estate held for disposition and real estate under development) at December 31, 2003 (dollars in thousands):

	Number of	Initial
	Apartment	Acquisition	Carrying	Accumulated
	Communities	Cost	Value	Depreciation	Encumbrances

Southern California	11	$278,306	$302,216	$19,960	$48,757
Dallas, TX	15	234,153	277,928	55,803	50,190
Houston, TX	23	220,168	277,782	53,541	57,954
Metropolitan DC	9	222,478	244,551	22,849	75,050
Phoenix, AZ	11	181,479	218,477	45,583	61,371
Orlando, FL	14	167,524	212,179	60,413	79,290
Raleigh, NC	11	179,935	207,865	50,967	58,593
Tampa, FL	11	163,778	188,616	40,652	56,312
Arlington, TX	10	142,462	160,674	34,133	39,056
Columbus, OH	6	111,315	150,684	27,178	41,327

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Number of	Initial
	Apartment	Acquisition	Carrying	Accumulated
	Communities	Cost	Value	Depreciation	Encumbrances

San Francisco, CA	4	136,504	142,044	18,547	20,780
Charlotte, NC	10	109,961	140,574	43,121	11,917
Monterey Peninsula, CA	8	87,924	137,662	14,281	—
Richmond, VA	9	106,325	132,022	39,125	66,657
Nashville, TN	8	83,987	122,210	29,916	—
Greensboro, NC	8	85,362	105,923	26,739	—
Wilmington, NC	6	64,213	92,231	27,366	—
Baltimore, MD	7	80,141	91,451	22,427	27,752
Atlanta, GA	6	57,669	73,437	22,464	30,446
Columbia, SC	6	52,795	63,747	22,155	5,000
Jacksonville, FL	3	44,788	59,993	19,116	23,202
Norfolk, VA	6	42,741	55,687	22,254	7,359
Lansing, MI	4	50,237	51,778	8,134	31,570
Seattle, WA	3	31,953	34,627	6,236	25,830
Other Western	5	144,232	153,744	21,399	46,720
Other Pacific	8	122,608	125,456	19,295	48,905
Other Southwestern	7	92,897	99,902	18,988	9,765
Other Florida	7	60,565	92,451	26,308	—
Other North Carolina	8	61,677	77,014	28,542	11,550
Other Southeastern	4	56,717	70,926	17,513	34,762
Other Midwestern	8	62,593	68,912	11,207	26,320
Other Mid-Atlantic	5	37,619	43,683	12,185	12,542
Other Northeastern	2	14,732	18,401	5,711	5,167
Richmond Corporate	—	6,597	7,348	975	3,884
Commercial	—	3,255	3,255	484	—

	263	$3,599,690	$4,305,450	$895,567	$1,018,028

      The following is a summary of real estate held for disposition by major category at December 31, 2003 (dollars in thousands):

		Initial
	Number of	Acquisition	Carrying	Accumulated
	Properties	Cost	Value	Depreciation	Encumbrances

Apartments	1	$7,167	$11,903	$1,063	$—
Land	1	3,821	3,823	—	—

		$10,988	$15,726	$1,063	$—

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of real estate under development by major category at December 31, 2003 (dollars in thousands):

	Number	Initial
	of	Acquisition	Carrying	Accumulated
	Properties	Cost	Value	Depreciation	Encumbrances

Apartments	3	$22,592	$22,592	$—	$—
Land	6	7,783	7,783	—	—

		$30,375	$30,375	$—	$—

Total Real Estate Owned		$3,641,053	$4,351,551	$896,630	$1,018,028

      United Dominion is pursuing its strategy of exiting markets where long-term growth prospects are limited and the redeployment of capital would enhance future growth rates and economies of scale. During the first quarter of 2002, United Dominion placed nine assets, with an aggregate net book value of $89.3 million, under contract for sale and reclassified them as real estate held for disposition. These sales closed in the second quarter of 2002 and resulted in our withdrawal from Naples, Florida; Tucson, Arizona; Las Vegas, Nevada; and substantially all of Memphis, Tennessee. Although these sales resulted in an aggregate net gain of $11.5 million, certain of these assets were sold at net selling prices below their net book values at March 31, 2002. As a result, United Dominion recorded an aggregate $2.3 million impairment loss in 2002 for the write down of a portfolio of five apartment communities in Memphis, Tennessee.

      During the first quarter of 2001, we performed an analysis of the carrying value of all undeveloped land parcels in connection with United Dominion’s plans to accelerate the disposition of these sites. As a result, an aggregate $2.8 million impairment loss was recognized on seven undeveloped sites in selected markets. An impairment loss was indicated as a result of the net book value of the assets being greater than the estimated fair market value less the cost of disposal.

3.     INCOME FROM DISCONTINUED OPERATIONS

      United Dominion adopted FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (FAS 144) as of January 1, 2002. FAS 144 requires, among other things, that the primary assets and liabilities and the results of operations of United Dominion’s real properties which have been sold subsequent to January 1, 2002, or are held for disposition subsequent to January 1, 2002, be classified as discontinued operations and segregated in United Dominion’s Consolidated Statements of Operations and Balance Sheets. Properties classified as real estate held for disposition generally represent properties that are under contract for sale and are expected to close within the next twelve months. For purposes of these financial statements, FAS 144 results in the presentation of the primary assets and liabilities and the net operating results of those properties sold or classified as held for disposition through December 31, 2003, as discontinued operations for all periods presented. The adoption of FAS 144 does not have an impact on net income available to common stockholders. FAS 144 only results in the reclassification of the operating results of all properties sold or classified as held for disposition through December 31, 2003 within the Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001, and the reclassification of the assets and liabilities within the Consolidated Balance Sheets for the years ended December 31, 2003 and 2002.

      For the year ended December 31, 2003, United Dominion sold seven communities with a total of 1,927 apartment homes and two commercial properties. At December 31, 2003, United Dominion had one community with 100 apartment homes and a net book value of $10.9 million and one parcel of land with a net book value of $3.8 million included in real estate held for disposition. During 2002, United Dominion sold 25 communities with a total of 6,990 apartment homes, one parcel of land and one commercial

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

property. The results of operations for these properties and the interest expense associated with the secured debt on these properties are classified on the Consolidated Statements of Operations in the line item entitled “Income from discontinued operations, net of minority interests.”

      The following is a summary of income from discontinued operations for the years ended December 31, (dollars in thousands):

	2003	2002	2001

Rental income	$10,930	$46,046	$69,855
Rental expenses	5,224	19,851	29,069
Real estate depreciation	1,556	9,519	17,381
Interest	—	2,150	4,909
Loss on early debt retirement	—	1,465	218
Impairment loss on real estate	—	2,301	2,788
Other expenses	11	101	275

	6,791	35,387	54,640
Income before gain on sale of land and depreciable property, and minority interests	4,139	10,659	15,215
Net gain on sale of land and depreciable property	15,941	32,698	24,714

Income before minority interests	20,080	43,357	39,929
Minority interests on income from discontinued operations	(1,279)	(2,679)	(2,699)

Income from discontinued operations, net of minority interests	$18,801	$40,678	$37,230

4.     INVESTMENT IN UNCONSOLIDATED DEVELOPMENT JOINT VENTURES

AEGON Joint Venture

      On September 10, 2002, United Dominion entered into a development joint venture with AEGON USA Realty Advisors, Inc. in which United Dominion is serving as the managing member. The joint venture is expected to develop approximately eight to ten garden-style apartment communities over the next three years, with a total development cost of up to $210 million. The joint venture will obtain bank construction financing for 65% to 80% of total costs and will provide equity contributions for the balance of the costs with AEGON providing 80% and United Dominion providing 20%. United Dominion is serving as the developer, general contractor and property manager for the joint venture and has guaranteed those project development costs, excluding financing costs (including fees and interest), which exceed the defined project cost budgeted amounts for each respective project, as they come to fruition. We estimate that the likelihood of funding guarantor obligations is remote and that the impact to United Dominion would be immaterial. In June 2003, United Dominion contributed land with a carrying value of $3.8 million to the joint venture.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the financial position of the joint venture as of December 31, 2003 (dollars in thousands):

Assets
Real estate under development	$10,780
Cash and cash equivalents	1

Total assets	$10,781

Liabilities and Partners’ Capital
Accounts payable and other accrued liabilities	$2,034
Partners’ capital	8,747

Total liabilities and partners’ capital	$10,781

Realeum Joint Venture

      During the fourth quarter of 2001, we recognized a $2.2 million charge for the write down of United Dominion’s investment in Realeum, Inc., an unconsolidated joint venture created to develop web-based solutions for multifamily property and portfolio management, after our ownership in the joint venture was diluted. In the third quarter of 2003, United Dominion recognized a $1.4 million charge to write-off the remaining balance of this investment once it was determined that we would not pursue this investment as a replacement to our existing property management software.

5.     SECURED DEBT

      Secured debt on continuing and discontinued operations of United Dominion’s apartment portfolio, which encumbers $1.6 billion or 35.8% of real estate owned ($2.8 billion or 64.2% of United Dominion’s real estate owned is unencumbered) consists of the following as of December 31, 2003 (dollars in thousands):

			Weighted		Number of
			Average	Weighted Average	Communities
	Principal Outstanding		Interest Rate	Years to Maturity	Encumbered

	2003	2002	2003	2003	2003

Fixed Rate Debt
Mortgage notes payable	$174,520	$187,927	7.53%	6.2	13
Tax-exempt secured notes payable	42,540	61,278	6.43%	13.2	6
Fannie Mae credit facilities	288,875	288,875	6.40%	7.1	9
Fannie Mae credit facilities — swapped	17,000	17,000	6.74%	0.4	—

Total fixed rate secured debt	522,935	555,080	6.79%	7.0	28
Variable Rate Debt
Mortgage notes payable	46,185	11,752	2.38%	7.9	3
Tax-exempt secured note payable	7,770	7,770	1.08%	24.2	1
Fannie Mae credit facilities	370,469	370,469	1.73%	8.4	51
Freddie Mac credit facility	70,669	70,669	1.55%	3.1	8

Total variable rate secured debt	495,093	460,660	1.76%	7.9	63

Total secured debt	$1,018,028	$1,015,740	4.34%	7.4	91

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fixed Rate Debt

      Mortgage notes payable Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from January 2004 through June 2034 and carry interest rates ranging from 6.12% to 8.50%.

      Tax-exempt secured notes payable Fixed rate mortgage notes payable that secure tax-exempt housing bond issues mature at various dates through November 2025 and carry interest rates ranging from 6.09% to 6.75%. Interest on these notes is generally payable in semi-annual installments.

      Secured credit facilities At December 31, 2003, United Dominion’s fixed rate secured credit facilities consisted of $305.9 million of the $676.3 million outstanding on an $860 million aggregate commitment under four revolving secured credit facilities with Fannie Mae. The Fannie Mae credit facilities are for an initial term of ten years, bear interest at floating and fixed rates and can be extended for an additional five years at United Dominion’s discretion. In order to limit a portion of its interest rate exposure, United Dominion has two interest rate swap agreements associated with the Fannie Mae credit facilities. These agreements have an aggregate notional value of $17.0 million under which United Dominion pays a fixed rate of interest and receives a variable rate on the notional amount. The interest rate swap agreements effectively change United Dominion’s interest rate exposure on $17.0 million of secured debt from a variable rate to a weighted average fixed rate of 6.74%.

Variable Rate Debt

      Mortgage notes payable Variable rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from January 2005 through July 2013. As of December 31, 2003, these notes had interest rates ranging from 2.01% to 3.99%.

      Tax-exempt secured note payable The variable rate mortgage note payable which secures tax-exempt housing bond issues matures in July 2028. As of December 31, 2003, this note had an interest rate of 1.08%. Interest on this note is payable in semi-annual installments.

      Secured credit facilities As of December 31, 2003, United Dominion’s variable rate secured credit facilities consisted of $370.5 million outstanding on the Fannie Mae credit facilities and $70.7 million outstanding on the Freddie Mac credit facility. As of December 31, 2003, the variable rate Fannie Mae credit facilities had a weighted average floating rate of interest of 1.73% and the Freddie Mac credit facility had a weighted average floating rate of interest of 1.55%.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The aggregate maturities of secured debt for the fifteen years subsequent to December 31, 2003 are as follows (dollars in thousands):

	Fixed			Variable

	Mortgage	Tax-Exempt	Credit	Mortgage	Tax-Exempt	Credit
Year	Notes	Notes	Facilities	Notes	Notes	Facilities	TOTAL

2004	$40,841	$5,595	$—	$339	$—	$—	$46,775
2005	18,431	630	—	4,725	—	—	23,786
2006	31,739	670	—	3,706	—	—	36,115
2007	7,169	345	—	—	—	70,669	78,183
2008	5,634	5,145	—	—	—	—	10,779
2009	23,717	245	—	—	—	—	23,962
2010	26,477	265	138,875	—	—	—	165,617
2011	694	280	50,000	—	—	134,513	185,487
2012	751	300	100,000	—	—	52,956	154,007
2013	812	3,390	17,000	37,415	—	183,000	241,617
2014	879	340	—	—	—	—	1,219
2015	950	12,815	—	—	—	—	13,765
2016	1,028	—	—	—	—	—	1,028
2017	1,112	—	—	—	—	—	1,112
2018	1,203	—	—	—	—	—	1,203
Thereafter	13,083	12,520	—	—	7,770	—	33,373

	$174,520	$42,540	$305,875	$46,185	$7,770	$441,138	$1,018,028

      For the year ended December 31, 2002, United Dominion recognized $18.4 million ($0.17 per diluted share) of expenses as a result of prepayment penalties incurred from the refinancing of certain secured loans, using proceeds from the Fannie Mae and Freddie Mac credit facilities and the early payoff of loans on the sale of properties. These prepayment penalties were funded by proceeds of the new credit facilities, proceeds from the related asset sales and from the release of cash escrows retained by former lenders of $14.0 million for the year ended December 31, 2002.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     UNSECURED DEBT

      A summary of unsecured debt as of December 31, 2003 and 2002 is as follows (dollars in thousands):

	2003	2002

Commercial Banks
Borrowings outstanding under an unsecured credit facility due March 2006(a)	$137,900	$—
Borrowings outstanding under an unsecured credit facility due August 2003(a)	—	175,800
Borrowings outstanding under an unsecured term loan due May 2004-2005(a)	—	100,000
Senior Unsecured Notes — Other
7.65% Medium-Term Notes due January 2003	—	10,000
7.22% Medium-Term Notes due February 2003	—	11,815
8.63% Notes due March 2003	—	78,005
7.98% Notes due March 2002-2003	—	7,428
5.05% City of Portland, OR Bonds due October 2003	—	7,345
7.67% Medium-Term Notes due January 2004	46,585	46,585
7.73% Medium-Term Notes due April 2005	21,100	21,100
7.02% Medium-Term Notes due November 2005	49,760	49,760
7.95% Medium-Term Notes due July 2006	85,374	85,374
7.07% Medium-Term Notes due November 2006	25,000	25,000
7.25% Notes due January 2007	92,255	92,265
4.50% Medium-Term Notes due March 2008(b)	200,000	—
ABAG Tax-Exempt Bonds due August 2008	46,700	46,700
8.50% Monthly Income Notes due November 2008	29,081	29,081
4.25% Medium-Term Notes due January 2009(c)	50,000	—
6.50% Notes due June 2009	200,000	200,000
5.13% Medium-Term Notes due January 2014(d)	75,000	—
8.50% Debentures due September 2024(e)	54,118	54,118
Other(f)	1,136	1,524

	976,109	766,100

Total Unsecured Debt	$1,114,009	$1,041,900

(a)	During the first quarter of 2003, United Dominion closed on a new three-year $500 million unsecured revolving credit facility. The credit facility replaced United Dominion’s $375 million unsecured revolving credit facility and $100 million unsecured term loan. If United Dominion receives commitments from additional lenders or if the initial lenders increase their commitments, United Dominion will be able to increase the credit facility to $650 million. At United Dominion’s option, the credit facility can be extended for one year to March 2007.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of short-term bank borrowings under United Dominion’s bank credit facility at December 31, (dollars in thousands):

	2003	2002	2001

Total revolving credit facilities at December 31	$500,000	$475,000	$475,000
Borrowings outstanding at December 31	137,900	275,800	330,200
Weighted average daily borrowings during the year	171,179	256,493	348,367
Maximum daily borrowings during the year	272,800	411,600	447,200
Weighted average interest rate during the year	2.1%	3.0%	5.2%
Weighted average interest rate at December 31	1.6%	2.5%	3.1%
Weighted average interest rate at December 31 — after giving effect to swap agreements	4.2%	6.8%	6.5%

As of December 31, 2003, United Dominion had three interest rate swap agreements associated with commercial bank borrowings under the revolver with an aggregate notional value of $51.5 million under which United Dominion pays a fixed rate of interest and receives a variable rate of interest on the notional amounts. The interest rate swaps, which mature from May 2004 through July 2004, effectively change United Dominion’s interest rate exposure on the $51.5 million of borrowings from a variable rate to a weighted average fixed rate of approximately 8.5%. As of December 31, 2003, 2002 and 2001, the weighted average interest rate of commercial borrowings, after giving effect to swap agreements, was 4.2%, 6.8% and 6.5%, respectively.

(b)	In February 2003, United Dominion issued $150 million of 4.50% senior unsecured medium-term notes due in March 2008. The net proceeds of $149.3 million from the sale were used to repay amounts outstanding on United Dominion’s $375 million unsecured revolving credit facility. In August 2003, United Dominion issued an additional $50 million of 4.50% senior unsecured medium-term notes due in March 2008. The net proceeds were used to repay amounts outstanding on United Dominion’s $500 million unsecured credit facility.

(c)	In November 2003, United Dominion issued $50 million of 4.25% senior unsecured medium-term notes due in January 2009. The net proceeds of $49.8 million from the sale were used to fund acquisitions of apartment communities.

(d)	In October 2003, United Dominion issued $75 million of 5.13% senior unsecured medium-term notes due in January 2014. The net proceeds of $74.5 million from the sale were used to repay amounts outstanding on United Dominion’s $500 million unsecured revolving credit facility.

(e)	Includes an investor put feature that grants a one-time option to redeem the debentures in September 2004.

(f)	Includes $1.1 million and $1.5 million at December 31, 2003 and 2002, respectively, of deferred gains from the termination of interest rate risk management agreements.

      For the year ended December 31, 2002, United Dominion recognized $18.6 million ($0.17 per diluted share) of expense as a result of premiums paid for the redemption of certain higher coupon notes and debentures and the write-off of deferred financing costs.

7.     STOCKHOLDERS’ EQUITY

Preferred Stock

      The Series B Cumulative Redeemable Preferred Stock has no stated par value and a liquidation preference of $25 per share. The Series B has no voting rights except as required by law. The Series B has no stated maturity and is not subject to any sinking fund or mandatory redemption and is not convertible

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

into any of our other securities. The Series B is not redeemable prior to May 29, 2007. On or after this date, the Series B may be redeemed for cash at our option, in whole or in part, at a redemption price of $25 per share plus accrued and unpaid dividends. The redemption price is payable solely out of the sale proceeds of our other capital stock. All dividends due and payable on the Series B have been accrued or paid as of the end of each fiscal year.

      Distributions declared on the Series B in 2003 were $2.15 per share or $.5375 per quarter. The Series B is listed on the NYSE under the symbol “UDRpfb.”

      The Series D Cumulative Convertible Redeemable Preferred Stock has no stated par value and a liquidation preference of $25 per share. The Series D has no voting rights except as required by law. In addition, if Series D dividends are in arrears for any dividend period, the holders of the Series D have rights to notices and voting entitlements of holders of common stock until all accumulated dividends for all past dividend periods and the then current dividend period have been paid or set aside for payment. The Series D has no stated maturity, is not subject to any sinking fund or mandatory redemption, and is convertible into 1.5385 shares of common stock, subject to certain adjustments, at the option of the holder of the Series D at any time. We may, at our option, redeem at any time all or part of the Series D at a price per share of $25, payable in cash, plus all accrued and unpaid dividends, provided that the current market price of our common stock at least equals the conversion price, initially set at $16.25 per share. The redemption is payable solely out of the sale proceeds of other capital stock; provided, however, that we may not redeem, in any consecutive twelve-month period, a number of shares of Series D having an aggregate liquidation preference of more than $100 million, subject to certain exceptions.

      In 2003, we exercised our right to redeem 6.0 million shares of our Series D. Upon receipt of our redemption notice, the shares to be redeemed were converted by the holder into 9,230,923 shares of common stock at a price of $16.25 per share. As a result, we recognized $19.3 million in premium on preferred shares repurchased throughout 2003. The premium amount recognized to convert these shares represents the cumulative accretion to date between the conversion value of the preferred stock and the value at which it was recorded at the time of issuance.

      Distributions declared on the Series D in 2003 were $2.04 per share or $.5089 per quarter. The Series D is not listed on any exchange.

      The Series E Cumulative Convertible Preferred Stock has no stated par value and a liquidation preference of $16.61 per share. Subject to certain adjustments and conditions, each share of the Series E is convertible at any time and from time to time at the holder’s option into one share of our common stock. The holders of the Series E are entitled to vote on an as-converted basis as a single class in combination with the holders of common stock at any meeting of our stockholders for the election of directors or for any other purpose on which the holders of common stock are entitled to vote. The Series E has no stated maturity and is not subject to any sinking fund or any mandatory redemption.

      Distributions declared on the Series E in 2003 were $0.84 per share, $0.18 per share in the second quarter and $0.33 per share in each of the third and fourth quarters. The Series E is not listed on any exchange.

      On June 15, 2001, United Dominion completed the redemption of all of its outstanding 9.25% Series A Cumulative Redeemable Preferred Stock at $25 per share plus accrued dividends.

Officers’ Stock Purchase and Loan Plan

      As of December 31, 2003, United Dominion has $0.5 million of notes receivable from certain officers and directors of United Dominion at an interest rate of 7.0%. The notes mature in June 2004. The purpose of the loans was for the borrowers to purchase shares of United Dominion’s common stock pursuant to

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

United Dominion’s 1991 Stock Purchase and Loan Plan. The loans are evidenced by promissory notes between the borrowers and United Dominion and are secured by a pledge of the shares of common stock (33,000 shares with a market value of $0.6 million at December 31, 2003). The notes require that dividends received on the shares be applied towards payment of the notes.

      In addition, United Dominion entered into a Servicing and Purchase Agreement (the “Servicing Agreement”) with SunTrust Bank (the “Bank”) whereby United Dominion has agreed to act as servicing agent for and to purchase certain loans made by the Bank to officers and directors of United Dominion (the “Borrowers”) to finance the purchase of shares of United Dominion’s common stock. The loans are evidenced by promissory notes (“Notes”) between each Borrower and the Bank. The Servicing Agreement provides that the Bank can require United Dominion to purchase the Notes upon an event of default by the Borrower or United Dominion under the Servicing Agreement and at certain other times during the term of the Servicing Agreement. The aggregate outstanding principal balance of the Notes as of December 31, 2003 was $6.3 million (original principal balance was $8.0 million), and all of the Notes mature during 2004. Because certain of the Borrowers elected floating rate loans and others elected fixed rate loans, the interest rates on these loans as of December 31, 2003 range from 2.08% to 7.68%. Each Borrower entered into a Participation Agreement with United Dominion that requires that all cash dividends received on the shares (664,898 shares at December 31, 2003 with a closing market value of $12.8 million) be applied towards payment of the Notes. Based upon the fact that 100% of all cash dividend payments are paid to amortize the Notes and that the Notes are recourse to the Borrowers, United Dominion believes that its exposure to liability under the Servicing Agreement is remote.

Dividend Reinvestment and Stock Purchase Plan

      United Dominion’s Dividend Reinvestment and Stock Purchase Plan (the “Stock Purchase Plan”) allows common and preferred stockholders the opportunity to purchase, through the reinvestment of cash dividends, additional shares of United Dominion’s common stock. As of December 31, 2003, 9,681,250 shares of common stock had been issued under the Stock Purchase Plan. Shares in the amount of 4,318,750 were reserved for further issuance under the Stock Purchase Plan as of December 31, 2003. During 2003, 91,190 shares were issued under the Stock Purchase Plan for a total consideration of approximately $1.6 million.

Restricted Stock Awards

      United Dominion’s 1999 Long-Term Incentive Plan (“LTIP”) authorizes the grant of restricted stock awards to employees, officers, consultants and directors of United Dominion. Deferred compensation expense is recorded over the vesting period and is based upon the value of the common stock on the date of issuance. As of December 31, 2003, 540,659 shares of restricted stock have been issued under the LTIP.

Shareholder Rights Plan

      United Dominion’s 1998 Shareholder Rights Plan is intended to protect long-term interests of stockholders in the event of an unsolicited, coercive or unfair attempt to take over United Dominion. The plan authorized a dividend of one Preferred Share Purchase Right (the “Rights”) on each share of common stock outstanding. Each Right, which is not currently exercisable, will entitle the holder to purchase 1/1000 of a share of a new series of United Dominion’s preferred stock, to be designated as Series C Junior Participating Cumulative Preferred Stock, at a price to be determined upon the occurrence of the event, and for which the holder must be paid $45 should the takeover occur. Under the Plan, the rights will be exercisable if a person or group acquires more than 15% of United Dominion’s common

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock or announces a tender offer that would result in the ownership of 15% of United Dominion’s common stock.

8.     FINANCIAL INSTRUMENTS

      The following estimated fair values of financial instruments were determined by United Dominion using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts United Dominion would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts and estimated fair value of United Dominion’s financial instruments as of December 31, 2003 and 2002, are summarized as follows (dollars in thousands):

	2003		2002

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Secured debt	$1,018,028	$1,063,415	$1,015,740	$1,051,182
Unsecured debt	1,114,009	1,162,910	1,041,900	1,106,362
Interest rate swap agreements	(1,633)	(1,633)	(9,636)	(9,636)

      The following methods and assumptions were used by United Dominion in estimating the fair values set forth above.

Cash and cash equivalents

      The carrying amount of cash and cash equivalents approximates fair value.

Notes receivable

      In August 2003, United Dominion received a promissory note in the principal amount of $8 million which is due September 2006. The note is secured by a second lien on a property that United Dominion manages and has an option to purchase. The note bears interest of 10.0% that is payable in monthly installments. In June 2003, United Dominion received a promissory note in the principal amount of $5 million which is due October 2011. The note was received in connection with one of our acquisitions and bears interest of 9.0% that is payable in annual installments.

Secured and unsecured debt

      Estimated fair value is based on mortgage rates, tax-exempt bond rates and corporate unsecured debt rates believed to be available to United Dominion for the issuance of debt with similar terms and remaining lives. The carrying amount of United Dominion’s variable rate secured debt approximates fair value as of December 31, 2003 and 2002. The carrying amounts of United Dominion’s borrowings under variable rate unsecured debt arrangements, short-term revolving credit agreements and lines of credit approximate their fair values as of December 31, 2003 and 2002.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative financial instruments

      The following table presents the fair values of United Dominion’s derivative financial instruments outstanding, based on external market quotations, as of December 31, 2003 (dollars in thousands):

Notional	Fixed	Type of	Effective	Contract	Fair
Amount	Rate	Contract	Date	Maturity	Value

Secured Debt — FNMA:
$10,000	6.92%	Swap	12/01/99	04/01/04	$(179)
7,000	6.48%	Swap	06/30/99	06/30/04	(228)

17,000	6.74%				(407)
Unsecured Debt — Bank Credit Facility:
23,500	8.52%	Swap	11/15/00	05/15/04	(543)
23,000	8.52%	Swap	11/15/00	05/15/04	(531)
5,000	8.65%	Swap	06/26/95	07/01/04	(152)

51,500	8.53%				(1,226)

$68,500	8.09%				$(1,633)

      For the year ended December 31, 2003, United Dominion recognized $8.1 million of unrealized gains in comprehensive income and a $0.3 million realized gain in net income related to the ineffective portion of United Dominion’s hedging instruments. For the year ended December 31, 2002, United Dominion recognized $4.9 million of unrealized gains in comprehensive income and a $0.05 million realized gain in net income related to the ineffective portion of United Dominion’s hedging instruments. For the year ended December 31, 2001, United Dominion recognized $11.0 million of unrealized losses in comprehensive income, a $0.06 million realized loss in net income related to the ineffective portion of United Dominion’s hedging instruments, and a $3.8 million loss as a cumulative effect of a change in accounting principle.

      In addition, United Dominion has recognized $1.6 million and $9.6 million, respectively, of derivative financial instrument liabilities on the Consolidated Balance Sheets within the line item “Accounts payable, accrued expenses and other liabilities” for the years ended December 31, 2003 and 2002.

      As of December 31, 2003, United Dominion expects to reclassify $1.9 million of net losses on derivative instruments from accumulated other comprehensive loss to earnings (interest expense which, combined with the interest paid on the underlying debt, results in interest expense at the fixed rates shown above) during the next twelve months on the related hedged transactions.

Risk of counterparty non-performance

      United Dominion has not obtained collateral or other security to support financial instruments. In the event of non-performance by the counterparty, United Dominion’s credit loss on its derivative instruments is limited to the value of the derivative instruments that are favorable to United Dominion at December 31, 2003, of which we have none. However, such non-performance is not anticipated as the counterparties are highly rated credit quality U.S. financial institutions and we believe that the likelihood of realizing material losses from counterparty non-performance is remote.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

      The United Dominion Realty Trust, Inc. Profit Sharing Plan (the “Plan”) is a defined contribution plan covering all eligible full-time employees. Under the Plan, United Dominion makes discretionary profit sharing and matching contributions to the Plan as determined by the Compensation Committee of the Board of Directors. Aggregate provisions for contributions, both matching and discretionary, which are included in United Dominion’s Consolidated Statements of Operations for the three years ended December 31, 2003, 2002 and 2001 were $0.3 million, $0.4 million and $0.7 million, respectively.

Stock Option Plan

      In May 2001, the stockholders of United Dominion approved the 1999 Long-Term Incentive Plan (the “LTIP”), which supersedes the 1985 Stock Option Plan. With the approval of the LTIP, no additional grants will be made under the 1985 Stock Option Plan. The LTIP authorizes the granting of awards which may take the form of options to purchase shares of common stock, stock appreciation rights, restricted stock, dividend equivalents, other stock-based awards, and any other right or interest relating to common stock or cash. The Board of Directors reserved 4 million shares for issuance upon the grant or exercise of awards under the LTIP. The LTIP generally provides, among other things, that options are granted at exercise prices not lower than the market value of the shares on the date of grant and that options granted must be exercised within ten years. The maximum number of shares of stock that may be issued subject to incentive stock options is 4 million shares. Shares under options that expire or are cancelable are available for subsequent grant.

      Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123 “Accounting for Stock-Based Compensation” (FAS 123), and has been determined as if United Dominion had accounted for its employee stock options under the fair value method of accounting as defined in FAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002 and 2001:

	2003	2002	2001

Risk free interest rate	—	4.1%	3.2%
Dividend yield	—	7.7%	9.1%
Volatility factor	—	0.177	0.171
Weighted average expected life (years)	—	4	3

      There were no options granted during 2003. The weighted average fair value of options granted during 2002 and 2001 was $0.84 and $0.46 per option, respectively.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. United Dominion’s pro forma information is as follows (dollars in thousands, except per share amounts):

	2003	2002	2001

Reported net income available to common stockholders	$24,807	$25,805	$27,142
Stock-based employee compensation cost included in net income	2,213	1,712	879
Stock-based employee compensation cost that would have been included in net income under the fair value method	(2,505)	(2,092)	(1,328)

Adjusted net income available to common stockholders	$24,515	$25,425	$26,693

Earnings per common share – basic
As reported	$0.22	$0.24	$0.27
Pro forma	0.21	0.24	0.27
Earnings per common share – diluted
As reported	$0.21	$0.24	$0.27
Pro forma	0.21	0.24	0.27

      A summary of United Dominion’s stock option activity during the three years ended December 31, 2003 is provided in the following table:

		Weighted
	Number	Average	Range of Exercise
	Outstanding	Exercise Price	Prices

Balance, December 31, 2000	4,492,945	$11.71	$9.19 – $15.38
Granted	1,289,484	11.96	10.81 – 14.20
Exercised	(356,408)	11.02	9.19 – 14.25
Forfeited	(813,649)	11.52	9.63 – 15.38

Balance, December 31, 2001	4,612,372	$11.90	$9.63 – $15.38
Granted	143,548	14.26	14.15 – 14.88
Exercised	(1,000,592)	11.68	9.63 – 15.38
Forfeited	(87,999)	11.04	9.63 – 15.25

Balance, December 31, 2002	3,667,329	$12.01	$9.63 – $15.38
Granted	—	—	—
Exercised	(1,106,142)	12.41	9.63 – 15.38
Forfeited	(25,000)	9.65	9.63 – 9.88

Balance, December 31, 2003	2,536,187	$11.88	$9.63 – $15.38

Exercisable at December 31,
2001	1,968,265	$12.38	$9.63 – $15.38
2002	2,793,811	11.97	9.63 – 15.38
2003	2,207,685	11.77	9.63 – 15.38

      The weighted average remaining contractual life on all options outstanding is 5.5 years. A total of 628,150 of share options had exercise prices between $13.13 and $15.38, 909,296 of share options had exercise prices between $11.15 and $12.23 and 998,741 of share options had exercise prices between $9.63 and $10.88.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2003 and 2002, stock-based awards for 3,028,920 and 3,149,350 shares of common stock, respectively, were available for future grants under the 1999 LTIP’s existing authorization.

10.	RESTRUCTURING CHARGES

      In 2001, we undertook a comprehensive review of the organizational structure of United Dominion and its operations subsequent to the appointment of a new senior management team and CEO. As a result, we recorded $4.5 million of expense related to the termination of approximately 10% of United Dominion’s workforce in operations and at the corporate headquarters. In addition, United Dominion recognized expense in the aggregate of $0.9 million related to relocation costs associated with the new executive offices in Colorado and other miscellaneous costs. These charges are included in the Consolidated Statements of Operations within the line item “Severance costs and other organizational charges.”

      In addition, in 2001, we performed an analysis of the carrying value of all undeveloped land parcels in connection with United Dominion’s plans to accelerate the disposition of these sites. As a result, an aggregate $2.8 million impairment loss was recognized on seven undeveloped sites in selected markets. An impairment loss was indicated as a result of the net book value of the assets being greater than the estimated fair market value less the cost of disposal. United Dominion also recognized a $0.4 million charge for the write down of its investment in an online apartment leasing company.

11.	COMMITMENTS AND CONTINGENCIES

Commitments

Real Estate Under Development

      United Dominion is committed to completing its real estate currently under development, which has an estimated cost to complete of $76.1 million as of December 31, 2003.

Land and Other Leases

      United Dominion is party to several ground leases relating to operating communities. In addition, United Dominion is party to various other operating leases related to the operation of its regional offices. Future minimum lease payments for non-cancelable land and other leases as of December 31, 2003 are as follows (dollars in thousands):

	Ground	Operating
	Leases	Leases

2004	$1,060	$495
2005	1,060	311
2006	1,060	102
2007	1,060	59
2008	1,060	4
Thereafter	23,367	—

Total	$28,667	$971

      United Dominion incurred $1.9 million, $2.0 million and $2.3 million of rent expense for the years ended December 31, 2003, 2002 and 2001, respectively.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies

Series A Out-Performance Program

      In May 2001, the stockholders of United Dominion approved the Series A Out-Performance Program (the “Series A Program”) pursuant to which executives and other key officers of United Dominion (the “Participants”) were given the opportunity to invest indirectly in United Dominion by purchasing interests in a limited liability company (the “Series A LLC”), the only asset of which is a special class of partnership units of United Dominion Realty, L.P. (“Series A Out-Performance Partnership Shares” or “Series A OPPSs”), for an initial investment of $1.27 million (the full market value of the Series A OPPSs, at inception, as determined by an independent investment banking firm). The Series A Program measured United Dominion’s performance over a 28-month period beginning February 2001 and ending on May 31, 2003.

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

Series B Out-Performance Program

      In May 2003, the stockholders of United Dominion approved the Series B Out-Performance Program (the “Series B Program”) pursuant to which certain executive officers of United Dominion (the “participants”) were given the opportunity to invest indirectly in United Dominion by purchasing interests in a limited liability company (the “Series B LLC”), the only asset of which is a special class of partnership units of United Dominion Realty, L.P. (“Series B Out-Performance Partnership Shares” or “Series B OPPSs”) . The purchase price for the Series B OPPSs was determined by United Dominion’s board of directors to be $1 million, assuming 100% participation, and was based upon the advice of an independent valuation expert. The Series B Program will measure the cumulative total return on our common stock over the 24-month period from June 1, 2003 to May 31, 2005.

      The Series B Program is designed to provide participants with the possibility of substantial returns on their investment if the cumulative total return on United Dominion’s common stock, as measured by the cumulative amount of dividends paid plus share price appreciation during the measurement period (a) exceeds the cumulative total return of the Morgan Stanley REIT Index peer group index over the same period; and (b) is at least the equivalent of a 22% total return or 11% annualized.

      At the conclusion of the measurement period, if United Dominion’s cumulative total return satisfies these criteria, the Series B LLC as holder of the Series B OPPSs will receive (for the indirect benefit of the participants as holders of interests in the Series B LLC) distributions and allocations of income and loss from the Operating Partnership equal to the distributions and allocations that would be received on the number of OP Units obtained by:

i. determining the amount by which the cumulative total return of United Dominion’s common stock over the measurement period exceeds the greater of the cumulative total return of the Morgan

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stanley REIT Index, which is the peer group index, or the minimum return (such excess being the “excess return”);

ii. multiplying 5% of the excess return by United Dominion’s market capitalization (defined as the average number of shares outstanding over the 24-month period, including common stock, OP Units, outstanding options and convertible securities) multiplied by the daily closing price of United Dominion’s common stock, up to a maximum of 2% of market capitalization; and

iii. dividing the number obtained in (ii) by the market value of one share of United Dominion’s common stock on the valuation date, determined by the weighted average price per day of common stock for the 20 trading days immediately preceding the valuation date.

      If, on the valuation date, the cumulative total return of United Dominion’s common stock does not meet the minimum return, then the participants will forfeit their entire initial investment.

12.	INDUSTRY SEGMENTS

      United Dominion owns and operates multifamily apartment communities throughout the United States that generate rental and other property related income through the leasing of apartment units to a diverse base of tenants. United Dominion separately evaluates the performance of each of its apartment communities. However, because each of the apartment communities has similar economic characteristics, facilities, services and tenants, the apartment communities have been aggregated into a single apartment communities segment. All segment disclosure is included in or can be derived from United Dominion’s consolidated financial statements.

      There are no tenants that contributed 10% or more of United Dominion’s total revenues during 2003, 2002, or 2001.

13.     UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA

      Summarized consolidated quarterly financial data for the year ended December 31, 2003, with restated amounts that reflect changes in discontinued operations occurring subsequent to quarter-end but before year-end, is as follows (dollars in thousands, except per share amounts):

	Three Months Ended

	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated
	March 31	March 31	June 30(a)	June 30(a)	September 30(b)	September 30(b)	December 31(c)

Rental income(d)	$151,418	$148,307	$149,118	$149,384	$152,157	$151,860	$153,816
Income before minority interests and discontinued operations	12,727	11,723	14,709	14,826	12,863	12,751	13,285
Gain/(loss) on sale of land and depreciable property	1,045	1,045	(112)	(112)	7,215	7,215	7,793
Income from discontinued operations, net of minority interests	1,456	2,391	1,077	965	7,911	7,982	7,463
Net income available to common stockholders	6,494	6,494	2,702	2,702	1,242	1,242	14,369
Earnings per common share:
Basic	$0.06	$0.06	$0.02	$0.02	$0.01	$0.01	$0.13
Diluted	0.06	0.06	0.02	0.02	0.01	0.01	0.12

(a)	The second quarter of 2003 includes $6.3 million of expense due to a premium paid for the conversion of shares of Series D preferred stock into common stock.

(b)	The third quarter of 2003 includes $12.1 million of expense due to a premium paid for the conversion of shares of Series D preferred stock into common stock.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	The fourth quarter of 2003 includes $0.9 million of expense due to a premium paid for the conversion of shares of Series D preferred stock into common stock.

(d)	Represents rental income from continuing operations.

      Summarized consolidated quarterly financial data for the year ended December 31, 2002, with restated amounts that reflect changes in discontinued operations occurring subsequent to quarter-end but before year-end, is as follows (dollars in thousands, except per share amounts):

	Three Months Ended

	Previously		Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
	March 31(a)	March 31(a)	June 30	June 30	September 30(b)	September 30(b)	December 31(c)	December 31(c)

Rental income(d)	$142,913	$142,635	$144,873	$144,589	$146,855	$146,570	$149,323	$149,029
Income/(loss) before minority interests and discontinued operations	(4,863)	(4,983)	13,563	13,418	(1,245)	(1,391)	6,095	5,951
Gain on sale of land and depreciable property	919	919	11,826	11,826	19,128	19,128	825	825
Income from discontinued operations, net of minority interests	2,885	2,998	14,494	14,629	21,519	21,658	1,258	1,393
Net income/(loss) available to common stockholders	(8,538)	(8,538)	20,513	20,513	13,602	13,602	227	227
Earnings/(loss) per common share:
Basic	$(0.08)	$(0.08)	$0.19	$0.19	$0.13	$0.13	$0.00	$0.00
Diluted	(0.08)	(0.08)	0.19	0.19	0.13	0.13	0.00	0.00

(a)	The first quarter of 2002 includes $15.8 million of expense associated with the refinancing of certain mortgages using proceeds from the new Fannie Mae and Freddie Mac credit facilities.

(b)	The third quarter of 2002 includes $12.6 million of expense due to premiums paid for the redemption of certain higher coupon bonds.

(c)	The fourth quarter of 2002 includes $5.2 million of expense due to premiums paid for the redemption of certain higher coupon bonds.

(d)	Represents rental income from continuing operations.

14.     SUBSEQUENT EVENTS

      On January 15, 2004, United Dominion completed the sale of $75 million of 5.13% senior unsecured notes due January 2014 under its $1 billion shelf registration statement. These notes represent a re-opening of the 5.13% senior notes due January 2014 issued by United Dominion in October 2003, and these notes will constitute a single series of notes, bringing the aggregate principal amount outstanding of the 5.13% senior notes to $150 million. The net proceeds of approximately $73.9 million from this issuance were used to repay secured and unsecured debt obligations maturing in the first quarter of 2004.

UNITED DOMINION REALTY TRUST

SCHEDULE III — REAL ESTATE OWNED
For the Year Ended December 31, 2003
(In thousands)

					Cost of
		Initial Costs			Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent to
		Land	And	Acquisition	Acquisition (Net
	Encumbrances	Improvements	Improvements	Costs	of Disposals)

Pine Avenue	$11,342	$2,158	$8,888	$11,046	$2,713
The Grand Resort	—	8,884	35,706	44,590	17,686
Grand Terrace	—	2,144	6,595	8,739	1,292
Windemere at Sycamore Highland	—	5,810	23,450	29,260	209
Harbor Greens	—	20,477	28,538	49,015	48
Pine Brook Village	18,270	2,582	25,504	28,086	193
Windjammer	19,145	7,345	22,623	29,968	22
Huntington Vista	—	8,056	22,486	30,542	85
Pacific Palms	—	12,285	6,237	18,522	102
Missions at Back Bay	—	229	14,129	14,358	7
Rancho Vallecitos	—	3,303	10,877	14,180	1,553
SOUTHERN CALIFORNIA	48,757	73,273	205,033	278,306	23,910
Preston Oaks	—	1,784	6,416	8,200	917
Rock Creek	—	4,077	15,823	19,900	5,208
Windridge	—	3,414	14,027	17,441	3,786
Catalina	—	1,543	5,632	7,175	1,154
Wimbledon Court	—	1,809	10,930	12,739	2,597
Lakeridge	—	1,631	5,669	7,300	1,389
Summergate	—	1,171	3,929	5,100	921
Oak Forest	23,540	5,631	23,294	28,925	11,076
Oaks Of Lewisville	12,265	3,727	13,563	17,290	4,168
Kelly Crossing	—	2,497	9,156	11,653	2,035
Highlands Of Preston	—	2,151	8,168	10,319	1,925
The Summit	8,575	1,932	9,041	10,973	1,931
Springfield	5,810	3,075	6,823	9,898	1,406
Meridian	—	6,013	29,094	35,107	1,053
Mandolin I	—	4,223	27,910	32,133	4,209
DALLAS, TX	50,190	44,678	189,475	234,153	43,775
Woodtrail	—	1,543	5,457	7,000	2,720
Park Trails	—	1,145	4,105	5,250	1,291
Green Oaks	—	5,314	19,626	24,940	3,625
Sky Hawk	—	2,298	7,158	9,456	2,145
South Grand at Pecan Grove	19,509	4,058	14,756	18,814	5,452
Breakers	—	1,527	5,298	6,825	2,527
Braesridge	10,255	3,048	10,962	14,010	2,661
Skylar Pointe	—	3,604	11,592	15,196	4,548
Stone Canyon	—	900	—	900	9,468
Briar Park	—	329	2,794	3,123	294
Chelsea Park	5,390	1,991	5,788	7,779	2,282
Clear Lake Falls	—	1,090	4,534	5,624	127
Country Club Place	4,900	499	6,520	7,019	1,390
Arbor Ridge	5,531	1,689	6,684	8,373	820
London Park	6,125	2,018	6,668	8,686	2,231
Marymont	—	1,151	4,155	5,306	943
Nantucket Square	—	1,068	4,833	5,901	(329)
Riverway	—	523	2,828	3,351	348
Riviera Pines	6,244	1,414	6,454	7,868	1,270
The Gallery	—	769	3,359	4,128	285

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount at Which
	Carried at Close of Period

	Land and	Buildings	Total
	Land	and	Carrying	Accumulated
	Improvements	Improvements	Value(A)	Depreciation(B)	Date of Construction	Date Acquired

Pine Avenue	$2,832	$10,927	$13,759	$1,805	1987	12/07/98
The Grand Resort	11,784	50,492	62,276	8,054	1971	12/07/98
Grand Terrace	2,228	7,803	10,031	1,584	1986	06/30/99
Windemere at Sycamore Highland	5,812	23,657	29,469	1,591	2001	11/21/02
Harbor Greens	20,476	28,587	49,063	910	1965	06/12/03
Pine Brook Village	2,582	25,697	28,279	803	1979	06/12/03
Windjammer	7,345	22,645	29,990	712	1971	06/12/03
Huntington Vista	8,055	22,572	30,627	713	1970	06/12/03
Pacific Palms	12,291	6,333	18,624	170	1962	07/31/03
Missions at Back Bay	10,617	3,748	14,365	11	1969	12/16/03
Rancho Vallecitos	3,406	12,327	15,733	3,607	1988	10/13/99
SOUTHERN CALIFORNIA	87,428	214,788	302,216	19,960
Preston Oaks	1,962	7,155	9,117	2,055	1980	12/31/96
Rock Creek	4,670	20,438	25,108	6,371	1979	12/31/96
Windridge	4,095	17,132	21,227	5,241	1980	12/31/96
Catalina	1,693	6,636	8,329	1,875	1982	12/31/96
Wimbledon Court	2,861	12,475	15,336	3,383	1983	12/31/96
Lakeridge	1,856	6,833	8,689	2,127	1984	12/31/96
Summergate	1,421	4,600	6,021	1,469	1984	12/31/96
Oak Forest	6,418	33,583	40,001	10,123	1996/98	12/31/96
Oaks Of Lewisville	4,566	16,892	21,458	5,567	1983	03/27/97
Kelly Crossing	2,998	10,690	13,688	3,037	1984	06/18/97
Highlands Of Preston	2,494	9,750	12,244	2,630	1985	03/27/98
The Summit	2,346	10,558	12,904	2,646	1983	03/27/98
Springfield	3,284	8,020	11,304	2,152	1985	03/27/98
Meridian	6,397	29,763	36,160	4,073	2000/2002	1/27/98 & 12/28/01
Mandolin I	6,327	30,015	36,342	3,054	2001	12/28/01
DALLAS, TX	53,388	224,540	277,928	55,803
Woodtrail	1,756	7,964	9,720	3,009	1978	12/31/96
Park Trails	1,281	5,260	6,541	1,620	1983	12/31/96
Green Oaks	5,983	22,582	28,565	6,285	1985	06/25/97
Sky Hawk	2,733	8,868	11,601	3,003	1984	05/08/97
South Grand at Pecan Grove	4,914	19,352	24,266	5,614	1985	09/26/97
Breakers	1,923	7,429	9,352	2,406	1985	09/26/97
Braesridge	3,522	13,149	16,671	3,715	1982	09/26/97
Skylar Pointe	3,750	15,994	19,744	4,986	1979	11/20/97
Stone Canyon	1,327	9,041	10,368	1,934	1998	12/17/97
Briar Park	366	3,051	3,417	658	1987	03/27/98
Chelsea Park	2,446	7,615	10,061	2,172	1983	03/27/98
Clear Lake Falls	1,173	4,578	5,751	1,049	1980	03/27/98
Country Club Place	677	7,732	8,409	1,918	1985	03/27/98
Arbor Ridge	2,098	7,095	9,193	2,010	1983	03/27/98
London Park	2,510	8,407	10,917	2,461	1983	03/27/98
Marymont	1,181	5,068	6,249	1,150	1983	03/27/98
Nantucket Square	1,082	4,490	5,572	936	1983	03/27/98
Riverway	568	3,131	3,699	810	1985	03/27/98
Riviera Pines	1,486	7,652	9,138	1,538	1979	03/27/98
The Gallery	794	3,619	4,413	712	1968	03/27/98

UNITED DOMINION REALTY TRUST
SCHEDULE III — REAL ESTATE OWNED
For the Year Ended December 31, 2003 — (Continued)

					Cost of
		Initial Costs			Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent to
		Land	And	Acquisition	Acquisition (Net
	Encumbrances	Improvements	Improvements	Costs	of Disposals)

Towne Lake	—	1,334	5,309	6,643	1,672
The Legend at Park 10	—	1,995	—	1,995	11,807
The Bradford	—	1,151	40,830	41,981	37
HOUSTON, TX	57,954	40,458	179,710	220,168	57,614
Dominion Middle Ridge	14,198	3,312	13,283	16,595	1,635
Dominion Lake Ridge	9,142	2,366	8,386	10,752	1,277
Presidential Greens	19,832	11,238	18,790	30,028	630
Taylor Place	—	6,418	13,411	19,829	1,754
Ridgewood Apartments	12,363	5,612	20,086	25,698	1,225
Ridgewood Townhomes	—	4,507	16,263	20,770	227
The Calvert	4,844	263	11,188	11,451	35
Commons at Town Square	—	136	10,012	10,148	522
Waterside Towers	—	874	46,852	47,726	199
Waterside Townhomes	—	129	4,621	4,750	249
Greens At Falls Run	—	2,731	5,300	8,031	1,176
Manor At England Run	14,671	3,195	13,505	16,700	13,144
METROPOLITAN DC	75,050	40,781	181,697	222,478	22,073
Vista Point	—	1,588	5,613	7,201	1,575
Sierra Palms	—	4,639	17,361	22,000	776
Northpark Village	—	1,519	13,537	15,056	2,021
Stonegate	5,180	735	7,940	8,675	1,162
Finisterra	—	1,274	26,392	27,666	717
La Privada	15,400	7,303	18,508	25,811	2,299
Terracina	22,413	3,757	34,781	38,538	7,156
Woodland Park	—	3,017	6,706	9,723	1,178
Sierra Foothills	12,691	2,728	—	2,728	18,850
Villagio at McCormick Ranch	5,687	3,333	5,975	9,308	944
Sierra Canyon	—	1,810	12,963	14,773	320
PHOENIX, AZ	61,371	31,703	149,776	181,479	36,998
Fisherman’s Village	—	2,387	7,459	9,846	3,797
Seabrook	—	1,846	4,155	6,001	3,247
Dover Village	—	2,895	6,456	9,351	4,191
Lakeside North	—	1,533	11,076	12,609	5,284
Regatta Shore	—	757	6,607	7,364	7,184
Alafaya Woods	8,725	1,653	9,042	10,695	2,423
Vinyards	8,300	1,840	11,572	13,412	3,645
Andover Place	13,135	3,692	7,757	11,449	3,530
Los Altos	12,199	2,804	12,349	15,153	3,024
Lotus Landing	—	2,185	8,639	10,824	2,174
Seville On The Green	—	1,282	6,498	7,780	2,257
Arbors at Lee Vista	13,383	3,976	16,920	20,896	2,163
Heron Lake	8,603	1,446	9,288	10,734	1,419
Ashton at Waterford	14,945	3,872	17,538	21,410	317
ORLANDO, FL	79,290	32,168	135,356	167,524	44,655
Dominion on Spring Forest	—	1,257	8,586	9,843	4,602
Dominion Park Green	—	500	4,322	4,822	1,919
Dominion on Lake Lynn	16,250	3,622	12,405	16,027	4,287
Dominion Courtney Place	—	1,115	5,119	6,234	3,631
Dominion Walnut Ridge	9,515	1,791	11,969	13,760	2,610

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount at Which
	Carried at Close of Period

	Land and	Buildings	Total
	Land	and	Carrying	Accumulated
	Improvements	Improvements	Value(A)	Depreciation(B)	Date of Construction	Date Acquired

Towne Lake	1,628	6,687	8,315	1,921	1984	03/27/98
The Legend at Park 10	3,928	9,874	13,802	3,375	1998	05/19/98
The Bradford	6,616	35,402	42,018	259	1990/91	11/20/03
HOUSTON, TX	53,742	224,040	277,782	53,541
Dominion Middle Ridge	3,433	14,797	18,230	4,158	1990	06/25/96
Dominion Lake Ridge	2,548	9,481	12,029	2,988	1987	02/23/96
Presidential Greens	11,341	19,317	30,658	1,952	1938	05/15/02
Taylor Place	6,531	15,052	21,583	1,604	1962	04/17/02
Ridgewood Apartments	5,678	21,245	26,923	1,690	1988	08/26/02
Ridgewood Townhomes	4,510	16,487	20,997	1,321	1983	08/26/02
The Calvert	2,318	9,168	11,486	56	1962	11/26/03
Commons at Town Square	9,154	1,516	10,670	10	1971	12/03/03
Waterside Towers	34,621	13,304	47,925	72	1971	12/03/03
Waterside Townhomes	3,638	1,361	4,999	7	1971	12/03/03
Greens At Falls Run	2,897	6,310	9,207	2,086	1989	05/04/95
Manor At England Run	4,901	24,943	29,844	6,905	1990	05/04/95
METROPOLITAN DC	91,570	152,981	244,551	22,849
Vista Point	1,769	7,007	8,776	2,176	1986	12/31/96
Sierra Palms	4,760	18,016	22,776	4,496	1996	12/31/96
Northpark Village	1,879	15,198	17,077	3,936	1983	03/27/98
Stonegate	905	8,932	9,837	2,194	1978	03/27/98
Finisterra	1,351	27,032	28,383	5,561	1997	03/27/98
La Privada	7,849	20,261	28,110	4,786	1987	03/27/98
Terracina	4,589	41,105	45,694	10,341	1984	05/28/98
Woodland Park	3,264	7,637	10,901	2,310	1979	06/09/98
Sierra Foothills	4,843	16,735	21,578	5,894	1998	02/18/98
Villagio at McCormick Ranch	3,724	6,528	10,252	2,120	1980	01/18/01
Sierra Canyon	1,825	13,268	15,093	1,769	2001	12/28/01
PHOENIX, AZ	36,758	181,719	218,477	45,583
Fisherman’s Village	3,153	10,490	13,643	4,481	1984	12/29/95
Seabrook	2,332	6,916	9,248	3,243	1984	02/20/96
Dover Village	3,451	10,091	13,542	5,213	1981	03/31/93
Lakeside North	2,280	15,613	17,893	6,443	1984	04/14/94
Regatta Shore	1,549	12,999	14,548	4,481	1988	06/30/94
Alafaya Woods	2,132	10,986	13,118	4,506	1988/90	10/21/94
Vinyards	2,424	14,633	17,057	5,882	1984/86	10/31/94
Andover Place	4,511	10,468	14,979	4,418	1988	09/29/95 & 09/30/96
Los Altos	3,350	14,827	18,177	4,726	1990	10/31/96
Lotus Landing	2,417	10,581	12,998	2,893	1985	07/01/97
Seville On The Green	1,483	8,554	10,037	2,342	1986	10/21/97
Arbors at Lee Vista	4,394	18,665	23,059	4,486	1991	12/31/97
Heron Lake	1,620	10,533	12,153	2,617	1989	03/27/98
Ashton at Waterford	3,911	17,816	21,727	4,682	2000	05/28/98
ORLANDO, FL	39,007	173,172	212,179	60,413
Dominion on Spring Forest	1,733	12,712	14,445	6,714	1978/81	05/21/91
Dominion Park Green	720	6,021	6,741	2,990	1987	09/27/91
Dominion on Lake Lynn	4,194	16,120	20,314	5,753	1986	12/01/92
Dominion Courtney Place	1,471	8,394	9,865	3,801	1979/81	07/08/93
Dominion Walnut Ridge	2,198	14,172	16,370	5,344	1982/84	03/04/94

UNITED DOMINION REALTY TRUST
SCHEDULE III — REAL ESTATE OWNED
For the Year Ended December 31, 2003 — (Continued)

					Cost of
		Initial Costs			Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent to
		Land	And	Acquisition	Acquisition (Net
	Encumbrances	Improvements	Improvements	Costs	of Disposals)

Dominion Walnut Creek	17,050	3,170	21,717	24,887	4,394
Dominion Ramsgate	—	908	6,819	7,727	1,355
Copper Mill	—	1,548	16,067	17,615	1,153
Trinity Park	15,778	4,580	17,576	22,156	1,493
Meadows at Kildaire	—	2,846	20,768	23,614	1,983
Oaks at Weston	—	9,944	23,306	33,250	503
RALEIGH, NC	58,593	31,281	148,654	179,935	27,930
Bay Cove	—	2,929	6,578	9,507	4,495
Summit West	—	2,176	4,710	6,886	2,980
Pinebrook	—	1,780	2,458	4,238	3,374
Lakewood Place	10,300	1,395	10,647	12,042	1,743
Hunters Ridge	10,232	2,462	10,942	13,404	2,128
Bay Meadow	—	2,892	9,254	12,146	2,956
Cambridge	—	1,791	7,166	8,957	1,759
Laurel Oaks	—	1,362	6,542	7,904	1,509
Parker’s Landing	28,360	10,178	37,869	48,047	2,571
Sugar Mill Creek	7,420	2,242	7,553	9,795	925
Inlet Bay	—	7,702	23,150	30,852	398
TAMPA, FL	56,312	36,909	126,869	163,778	24,838
Autumnwood	—	2,412	8,688	11,100	1,614
Cobblestone	—	2,925	10,527	13,452	3,380
Pavillion	—	4,428	19,033	23,461	2,187
Oak Park	16,236	3,966	22,228	26,194	963
Parc Plaza	—	1,684	5,279	6,963	1,814
Summit Ridge	7,700	1,726	6,308	8,034	1,715
Greenwood Creek	—	1,958	8,551	10,509	1,851
Derby Park	11,130	3,121	11,765	14,886	2,028
Aspen Court	3,990	777	4,945	5,722	1,103
The Cliffs	—	3,484	18,657	22,141	1,557
ARLINGTON, TX	39,056	26,481	115,981	142,462	18,212
Sycamore Ridge	13,160	4,068	15,433	19,501	1,316
Heritage Green	—	2,990	11,392	14,382	9,588
Alexander Court	—	1,573	—	1,573	21,536
Governour’s Square	28,167	7,513	28,695	36,208	3,492
Hickory Creek	—	3,421	13,539	16,960	1,381
Britton Woods	—	3,477	19,214	22,691	2,056
COLUMBUS, OH	41,327	23,042	88,273	111,315	39,369
2000 Post Street	—	9,861	44,578	54,439	943
Birch Creek	7,607	4,365	16,696	21,061	1,441
Highlands Of Marin	—	5,996	24,868	30,864	976
Marina Playa	13,173	6,224	23,916	30,140	2,180
SAN FRANCISCO, CA	20,780	26,446	110,058	136,504	5,540
The Highlands	—	321	2,830	3,151	2,973
Emerald Bay	—	626	4,723	5,349	5,262
Dominion Peppertree	—	1,546	7,699	9,245	1,953
Dominion Harris Pond	—	887	6,728	7,615	1,533
Dominion Mallard Creek	—	699	6,488	7,187	928
Chateau Village	—	1,047	6,979	8,026	2,725
Dominion At Sharon	—	667	4,856	5,523	1,163

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount at Which
	Carried at Close of Period

	Land and	Buildings	Total
	Land	and	Carrying	Accumulated
	Improvements	Improvements	Value(A)	Depreciation(B)	Date of Construction	Date Acquired

Dominion Walnut Creek	3,746	25,535	29,281	9,139	1985/86	05/17/94
Dominion Ramsgate	1,049	8,033	9,082	2,311	1988	08/15/96
Copper Mill	1,841	16,927	18,768	4,236	1997	12/31/96
Trinity Park	4,635	19,014	23,649	4,698	1987	02/28/97
Meadows at Kildaire	6,916	18,681	25,597	3,616	2000	05/25/00
Oaks at Weston	10,147	23,606	33,753	2,365	2001	06/28/02
RALEIGH, NC	38,650	169,215	207,865	50,967
Bay Cove	3,528	10,474	14,002	5,304	1972	12/16/92
Summit West	2,528	7,338	9,866	3,929	1972	12/16/92
Pinebrook	2,026	5,586	7,612	3,470	1977	09/28/93
Lakewood Place	1,650	12,135	13,785	4,495	1986	03/10/94
Hunters Ridge	3,006	12,526	15,532	4,411	1992	06/30/95
Bay Meadow	3,438	11,664	15,102	3,821	1985	12/09/96
Cambridge	2,116	8,600	10,716	2,606	1985	06/06/97
Laurel Oaks	1,551	7,862	9,413	2,319	1986	07/01/97
Parker’s Landing	9,358	41,260	50,618	7,825	1991	12/07/98
Sugar Mill Creek	2,389	8,331	10,720	1,716	1988	12/07/98
Inlet Bay	7,724	23,526	31,250	756	1988/89	06/30/03
TAMPA, FL	39,314	149,302	188,616	40,652
Autumnwood	2,745	9,969	12,714	2,925	1984	12/31/96
Cobblestone	3,199	13,633	16,832	4,043	1984	12/31/96
Pavillion	4,787	20,861	25,648	5,596	1979	12/31/96
Oak Park	5,576	21,581	27,157	6,776	1982/98	12/31/96
Parc Plaza	2,182	6,595	8,777	2,203	1986	10/30/97
Summit Ridge	2,226	7,523	9,749	2,262	1983	03/27/98
Greenwood Creek	2,310	10,050	12,360	2,654	1984	03/27/98
Derby Park	3,795	13,119	16,914	3,606	1984	03/27/98
Aspen Court	1,100	5,725	6,825	1,571	1986	03/27/98
The Cliffs	3,776	19,922	23,698	2,497	1992	01/29/02
ARLINGTON, TX	31,696	128,978	160,674	34,133
Sycamore Ridge	4,259	16,558	20,817	3,483	1997	07/02/98
Heritage Green	3,134	20,836	23,970	4,479	1998	07/02/98
Alexander Court	6,218	16,891	23,109	4,887	1999	07/02/98
Governour’s Square	7,903	31,797	39,700	6,537	1967	12/07/98
Hickory Creek	3,544	14,797	18,341	2,999	1988	12/07/98
Britton Woods	4,083	20,664	24,747	4,793	1991	04/20/01
COLUMBUS, OH	29,141	121,543	150,684	27,178
2000 Post Street	9,958	45,424	55,382	6,351	1987	12/07/98
Birch Creek	4,621	17,881	22,502	3,208	1968	12/07/98
Highlands Of Marin	6,082	25,758	31,840	4,225	1991	12/07/98
Marina Playa	6,489	25,831	32,320	4,763	1971	12/07/98
SAN FRANCISCO, CA	27,150	114,894	142,044	18,547
The Highlands	715	5,409	6,124	3,978	1970	01/17/84
Emerald Bay	1,284	9,327	10,611	4,930	1972	02/06/90
Dominion Peppertree	1,815	9,383	11,198	4,004	1987	12/14/93
Dominion Harris Pond	1,250	7,898	9,148	2,945	1987	07/01/94
Dominion Mallard Creek	709	7,406	8,115	2,464	1989	08/16/94
Chateau Village	1,474	9,277	10,751	3,460	1974	08/15/96
Dominion At Sharon	917	5,769	6,686	1,878	1984	08/15/96

UNITED DOMINION REALTY TRUST
SCHEDULE III — REAL ESTATE OWNED
For the Year Ended December 31, 2003 — (Continued)

					Cost of
		Initial Costs			Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent to
		Land	And	Acquisition	Acquisition (Net
	Encumbrances	Improvements	Improvements	Costs	of Disposals)

Providence Court	—	—	22,048	22,048	10,007
Stoney Pointe	11,917	1,500	15,856	17,356	1,702
Dominion Crown Point	—	2,122	22,339	24,461	2,367
CHARLOTTE, NC	11,917	9,415	100,546	109,961	30,613
Boronda Manor	—	1,946	8,982	10,928	5,934
Garden Court	—	888	4,188	5,076	2,868
Harding Park Townhomes	—	549	2,051	2,600	1,621
Cambridge Court	—	3,039	12,883	15,922	9,346
Laurel Tree	—	1,304	5,115	6,419	3,788
The Pointe at Harden Ranch	—	6,389	23,854	30,243	16,423
The Pointe at Northridge	—	2,044	8,029	10,073	5,987
The Pointe at Westlake	—	1,329	5,334	6,663	3,771
MONTEREY PENINSULA, CA	—	17,488	70,436	87,924	49,738
Dominion Olde West	—	1,965	12,204	14,169	2,916
Dominion Creekwood	—	—	—	—	1,428
Dominion Laurel Springs	—	464	3,120	3,584	1,661
Dominion English Hills	20,044	1,979	11,524	13,503	6,177
Dominion Gayton Crossing	10,400	826	5,148	5,974	6,561
Dominion West End	16,493	2,059	15,049	17,108	3,285
Courthouse Green	8,085	732	4,702	5,434	2,573
Waterside at Ironbridge	11,635	1,844	13,239	15,083	1,048
Carriage Homes at Wyndham	—	474	30,996	31,470	48
RICHMOND, VA	66,657	10,343	95,982	106,325	25,697
Legacy Hill	—	1,148	5,868	7,016	3,236
Hickory Run	—	1,469	11,584	13,053	2,503
Carrington Hills	—	2,117	—	2,117	24,756
Brookridge	—	707	5,461	6,168	1,679
Club at Hickory Hollow	—	2,140	15,231	17,371	2,466
Breckenridge	—	766	7,714	8,480	1,001
Williamsburg	—	1,376	10,931	12,307	1,802
Colonnade	—	1,460	16,015	17,475	780
NASHVILLE, TN	—	11,183	72,804	83,987	38,223
Beechwood	—	1,409	6,087	7,496	1,541
Steeplechase	—	3,208	11,514	14,722	12,844
Northwinds	—	1,558	11,736	13,294	1,374
Deerwood Crossings	—	1,540	7,989	9,529	1,538
Dutch Village	—	1,197	4,826	6,023	980
Lake Brandt	—	1,547	13,490	15,037	986
Park Forest	—	680	5,770	6,450	755
Deep River Pointe	—	1,671	11,140	12,811	543
GREENSBORO, NC	—	12,810	72,552	85,362	20,561
Cape Harbor	—	1,892	18,113	20,005	1,718
Mill Creek	—	1,404	4,489	5,894	13,997
The Creek	—	418	2,506	2,924	1,998
Forest Hills	—	1,028	5,421	6,449	2,768
Clear Run	—	875	8,741	9,616	6,110
Crosswinds	—	1,096	18,230	19,326	1,426

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount at Which
	Carried at Close of Period

	Land and	Buildings	Total
	Land	and	Carrying	Accumulated
	Improvements	Improvements	Value(A)	Depreciation(B)	Date of Construction	Date Acquired

Providence Court	7,544	24,511	32,055	6,910	1997	09/30/97
Stoney Pointe	1,776	17,282	19,058	4,580	1991	02/28/97
Dominion Crown Point	3,933	22,895	26,828	7,972	1987/2000	07/01/94
CHARLOTTE, NC	21,417	119,157	140,574	43,121
Boronda Manor	3,044	13,818	16,862	1,756	1979	12/07/98
Garden Court	1,392	6,552	7,944	865	1973	12/07/98
Harding Park Townhomes	866	3,355	4,221	407	1984	12/07/98
Cambridge Court	4,783	20,485	25,268	2,745	1974	12/07/98
Laurel Tree	2,006	8,201	10,207	1,098	1977	12/07/98
The Pointe at Harden Ranch	9,455	37,211	46,666	4,680	1986	12/07/98
The Pointe at Northridge	3,160	12,900	16,060	1,641	1979	12/07/98
The Pointe at Westlake	2,032	8,402	10,434	1,089	1975	12/07/98
MONTEREY PENINSULA, CA	26,738	110,924	137,662	14,281
Dominion Olde West	2,395	14,690	17,085	7,692	1978/82/84/85/87	12/31/84&8/27/91
Dominion Creekwood	51	1,377	1,428	401	1984	08/27/91
Dominion Laurel Springs	645	4,600	5,245	2,262	1972	09/06/91
Dominion English Hills	2,865	16,815	19,680	8,570	1969/76	12/06/91
Dominion Gayton Crossing	1,286	11,249	12,535	6,604	1973	09/28/95
Dominion West End	2,741	17,652	20,393	5,910	1989	12/28/95
Courthouse Green	1,103	6,904	8,007	4,223	1974/78	12/31/84
Waterside at Ironbridge	2,036	14,095	16,131	3,294	1987	09/30/97
Carriage Homes at Wyndham	3,640	27,878	31,518	169	1998	11/25/03
RICHMOND, VA	16,762	115,260	132,022	39,125
Legacy Hill	1,457	8,795	10,252	3,596	1977	11/06/95
Hickory Run	1,757	13,799	15,556	4,325	1989	12/29/95
Carrington Hills	3,750	23,123	26,873	5,967	1999	12/06/95
Brookridge	943	6,904	7,847	2,363	1986	03/28/96
Club at Hickory Hollow	2,744	17,093	19,837	4,927	1987	02/21/97
Breckenridge	969	8,512	9,481	2,323	1986	03/27/97
Williamsburg	1,645	12,464	14,109	3,139	1986	05/20/98
Colonnade	1,639	16,616	18,255	3,276	1998	01/07/99
NASHVILLE, TN	14,904	107,306	122,210	29,916
Beechwood	1,679	7,358	9,037	2,925	1985	12/22/93
Steeplechase	3,985	23,581	27,566	6,225	1990/97	03/07/96
Northwinds	1,776	12,892	14,668	3,777	1989/97	08/15/96
Deerwood Crossings	1,716	9,351	11,067	3,057	1973	08/15/96
Dutch Village	1,312	5,691	7,003	1,971	1970	08/15/96
Lake Brandt	1,833	14,190	16,023	4,180	1995	08/15/96
Park Forest	877	6,328	7,205	1,797	1987	09/26/96
Deep River Pointe	1,821	11,533	13,354	2,807	1997	10/01/97
GREENSBORO, NC	14,999	90,924	105,923	26,739
Cape Harbor	2,289	19,434	21,723	5,478	1996	08/15/96
Mill Creek	1,951	17,940	19,891	5,639	1986/98	09/30/91
The Creek	508	4,414	4,922	2,449	1973	06/30/92
Forest Hills	1,209	8,008	9,217	3,707	1964/69	06/30/92
Clear Run	1,293	14,433	15,726	4,940	1987/89	07/22/94
Crosswinds	1,240	19,512	20,752	5,153	1990	02/28/97

UNITED DOMINION REALTY TRUST
SCHEDULE III — REAL ESTATE OWNED
For the Year Ended December 31, 2003 — (Continued)

					Cost of
		Initial Costs			Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent to
		Land	And	Acquisition	Acquisition (Net
	Encumbrances	Improvements	Improvements	Costs	of Disposals)

WILMINGTON , NC	—	6,713	57,500	64,213	28,018
Gatewater Landing	—	2,078	6,085	8,163	1,973
Dominion Kings Place	4,215	1,565	7,007	8,572	1,156
Dominion at Eden Brook	7,205	2,361	9,384	11,745	1,716
Dominion Great Oaks	11,446	2,920	9,100	12,020	4,148
Dominion Constant Friendship	—	903	4,669	5,572	996
Lakeside Mill	4,886	2,666	10,109	12,775	785
Tamar Meadow	—	4,145	17,149	21,294	536
BALTIMORE, MD	27,752	16,638	63,503	80,141	11,310
Stanford Village	—	885	2,808	3,693	1,546
Griffin Crossing	—	1,510	7,544	9,054	1,936
Gwinnett Square	8,851	1,924	7,376	9,300	2,238
Dunwoody Pointe	9,870	2,763	6,903	9,666	5,019
Riverwood	11,725	2,986	11,088	14,074	4,391
Waterford Place	—	1,579	10,303	11,882	638
ATLANTA, GA	30,446	11,647	46,022	57,669	15,768
Gable Hill	—	825	5,307	6,132	1,731
St. Andrews Commons	—	1,429	9,371	10,800	2,065
Forestbrook	5,000	396	2,902	3,298	1,982
Waterford	—	958	6,948	7,906	1,849
Hampton Greene	—	1,363	10,118	11,481	1,773
Rivergate	—	1,122	12,056	13,178	1,552
COLUMBIA, SC	5,000	6,093	46,702	52,795	10,952
Greentree	12,455	1,634	11,227	12,861	4,590
Westland	10,747	1,835	14,865	16,700	4,341
Antlers	—	4,034	11,193	15,227	6,274
JACKSONVILLE, FL	23,202	7,503	37,285	44,788	15,205
Forest Lake at Oyster Point	—	780	8,862	9,642	2,260
Woodscape	—	799	7,209	8,008	2,750
Eastwind	—	155	5,317	5,472	1,566
Dominion Waterside at Lynnhaven	—	1,824	4,107	5,931	1,508
Heather Lake	—	617	3,400	4,017	3,848
Dominion Yorkshire Downs	7,359	1,089	8,582	9,671	1,014
NORFOLK, VA	7,359	5,264	37,477	42,741	12,946
2900 Place	—	1,819	5,593	7,412	568
Brandywine Creek	14,140	4,666	17,514	22,180	(1,084)
Lakewood	4,130	1,113	3,878	4,991	815
Nemoke Trail	13,300	3,431	12,223	15,654	1,242
LANSING, MI	31,570	11,029	39,208	50,237	1,541
Arbor Terrace	9,800	1,453	11,995	13,448	722
Crowne Pointe	8,330	2,486	6,437	8,923	1,334
Hilltop	7,700	2,174	7,408	9,582	618
SEATTLE, WA	25,830	6,113	25,840	31,953	2,674
Greensview	—	6,450	24,405	30,855	2,414
Mountain View	—	6,402	21,569	27,971	2,526
The Reflections	—	6,305	27,202	33,507	1,196
Foothills Tennis Village	15,820	3,618	14,542	18,160	1,129
Woodlake Village	30,900	6,772	26,967	33,739	2,247

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount at Which
	Carried at Close of Period

	Land and	Buildings	Total
	Land	and	Carrying	Accumulated
	Improvements	Improvements	Value(A)	Depreciation(B)	Date of Construction	Date Acquired

WILMINGTON , NC	8,490	83,741	92,231	27,366
Gatewater Landing	2,225	7,911	10,136	3,397	1970	12/16/92
Dominion Kings Place	1,653	8,075	9,728	3,184	1983	12/29/92
Dominion at Eden Brook	2,476	10,985	13,461	4,350	1984	12/29/92
Dominion Great Oaks	4,287	11,881	16,168	5,191	1974	07/01/94
Dominion Constant Friendship	1,067	5,501	6,568	1,900	1990	05/04/95
Lakeside Mill	2,702	10,858	13,560	3,247	1989	12/10/99
Tamar Meadow	4,172	17,658	21,830	1,158	1990	11/22/02
BALTIMORE, MD	18,582	72,869	91,451	22,427
Stanford Village	1,197	4,042	5,239	2,463	1985	09/26/89
Griffin Crossing	1,878	9,112	10,990	3,646	1987/89	06/08/94
Gwinnett Square	2,211	9,327	11,538	3,278	1985	03/29/95
Dunwoody Pointe	3,353	11,332	14,685	4,996	1980	10/24/95
Riverwood	3,507	14,958	18,465	5,746	1980	06/26/96
Waterford Place	1,672	10,848	12,520	2,335	1985	04/15/98
ATLANTA, GA	13,818	59,619	73,437	22,464
Gable Hill	1,197	6,666	7,863	3,426	1985	12/04/89
St. Andrews Commons	1,908	10,957	12,865	4,744	1986	05/20/93
Forestbrook	568	4,712	5,280	2,723	1974	07/01/93
Waterford	1,315	8,440	9,755	3,278	1985	07/01/94
Hampton Greene	1,920	11,334	13,254	4,167	1990	08/19/94
Rivergate	1,472	13,258	14,730	3,817	1989	08/15/96
COLUMBIA, SC	8,380	55,367	63,747	22,155
Greentree	2,377	15,074	17,451	6,071	1986	07/22/94
Westland	2,700	18,341	21,041	6,620	1990	05/09/96
Antlers	4,919	16,582	21,501	6,425	1985	05/28/96
JACKSONVILLE, FL	9,996	49,997	59,993	19,116
Forest Lake at Oyster Point	1,198	10,704	11,902	3,957	1986	08/15/95
Woodscape	1,810	8,948	10,758	5,357	1974/76	12/29/87
Eastwind	408	6,630	7,038	3,404	1970	04/04/88
Dominion Waterside at Lynnhaven	2,039	5,400	7,439	2,021	1966	08/15/96
Heather Lake	1,027	6,838	7,865	5,256	1972/74	03/01/80
Dominion Yorkshire Downs	1,303	9,382	10,685	2,259	1987	12/23/97
NORFOLK, VA	7,785	47,902	55,687	22,254
2900 Place	1,844	6,136	7,980	1,175	1966	12/07/98
Brandywine Creek	4,799	16,297	21,096	3,337	1974	12/07/98
Lakewood	1,236	4,570	5,806	976	1974	12/07/98
Nemoke Trail	3,520	13,376	16,896	2,646	1978	12/07/98
LANSING, MI	11,399	40,379	51,778	8,134
Arbor Terrace	1,507	12,663	14,170	2,967	1996	03/27/98
Crowne Pointe	2,532	7,725	10,257	1,706	1987	12/07/98
Hilltop	2,330	7,870	10,200	1,563	1985	12/07/98
SEATTLE, WA	6,369	28,258	34,627	6,236
Greensview	6,048	27,221	33,269	4,998	1987/2002	12/07/98
Mountain View	6,380	24,117	30,497	4,889	1973	12/07/98
The Reflections	6,424	28,279	34,703	2,949	1981/1996	04/30/02
Foothills Tennis Village	3,734	15,555	19,289	2,848	1988	12/07/98
Woodlake Village	7,020	28,966	35,986	5,715	1979	12/07/98

UNITED DOMINION REALTY TRUST
SCHEDULE III — REAL ESTATE OWNED
For the Year Ended December 31, 2003 — (Continued)

					Cost of
		Initial Costs			Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent to
		Land	And	Acquisition	Acquisition (Net
	Encumbrances	Improvements	Improvements	Costs	of Disposals)

OTHER WESTERN	46,720	29,547	114,685	144,232	9,512
Lancaster Commons	7,910	2,485	7,451	9,936	516
Tualatin Heights	10,090	3,273	9,134	12,407	851
University Park	—	3,007	8,191	11,198	547
Evergreen Park Apartments	5,074	3,878	9,973	13,851	1,105
Aspen Creek	6,654	1,178	9,116	10,294	382
Beaumont	10,640	2,339	12,559	14,898	607
Stonehaven	8,537	6,471	29,536	36,007	803
Campus Commons	—	1,144	12,873	14,017	(1,963)
OTHER PACIFIC	48,905	23,775	98,833	122,608	2,848
Inn at Los Patios	—	3,005	11,545	14,550	(1,491)
Pecan Grove	—	1,407	5,293	6,700	674
Anderson Mill	9,765	3,134	11,170	14,304	3,861
Red Stone Ranch	—	1,897	17,526	19,423	305
Barton Creek Landing	—	3,151	14,269	17,420	851
Turtle Creek	—	1,913	7,087	9,000	1,138
Shadow Lake	—	2,524	8,976	11,500	1,667
OTHER SOUTHWESTERN	9,765	17,031	75,866	92,897	7,005
Mallards of Wedgewood	—	959	6,865	7,824	2,140
Brantley Pines	—	1,893	8,248	10,141	5,202
Ashlar	—	3,952	11,718	15,670	16,966
The Groves	—	790	4,767	5,557	1,975
Lakeside	—	2,404	6,420	8,824	1,470
Mallards of Brandywine	—	766	5,408	6,174	1,533
LakePointe	—	1,435	4,940	6,375	2,600
OTHER FLORIDA	—	12,199	48,366	60,565	31,886
Colony Village	—	347	3,037	3,384	2,230
Brynn Marr	—	433	3,821	4,254	2,823
Liberty Crossing	—	840	3,873	4,713	3,285
Bramblewood	—	402	3,151	3,553	1,843
Cumberland Trace	—	632	7,896	8,528	1,242
Village At Cliffdale	11,550	941	15,498	16,439	1,586
Morganton Place	—	819	13,217	14,036	765
Woodberry	—	389	6,381	6,770	1,563
OTHER NORTH CAROLINA	11,550	4,803	56,874	61,677	15,337
Jamestown of St. Matthews	11,970	3,866	14,422	18,288	1,478
Patriot Place	—	213	1,601	1,814	5,888
River Place	6,142	1,097	7,492	8,589	2,681
The Trails at Mount Moriah	16,650	5,931	22,095	28,026	4,162
OTHER SOUTHEASTERN	34,762	11,107	45,610	56,717	14,209
Washington Park	—	2,011	7,565	9,576	1,187
Fountainhead	—	391	1,420	1,811	268
Jamestown of Toledo	5,110	1,800	7,054	8,854	1,425
Sunset Village	—	797	1,829	2,626	504
American Heritage	3,640	1,021	3,958	4,979	449
Ashton Pines	—	1,822	8,014	9,836	678
Kings Gate	4,620	1,181	4,829	6,010	555
Lancaster Lake	12,950	4,238	14,663	18,901	1,253

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount at Which
	Carried at Close of Period

	Land and	Buildings	Total
	Land	and	Carrying	Accumulated
	Improvements	Improvements	Value(A)	Depreciation(B)	Date of Construction	Date Acquired

OTHER WESTERN	29,606	124,138	153,744	21,399
Lancaster Commons	2,509	7,943	10,452	1,740	1992	12/07/98
Tualatin Heights	3,377	9,881	13,258	2,162	1989	12/07/98
University Park	3,021	8,724	11,745	1,672	1987	03/27/98
Evergreen Park Apartments	3,923	11,033	14,956	2,452	1988	03/27/98
Aspen Creek	1,272	9,404	10,676	1,755	1996	12/07/98
Beaumont	2,393	13,112	15,505	3,601	1996	06/14/00
Stonehaven	6,481	30,329	36,810	3,015	1989/1990	05/28/02
Campus Commons	1,264	10,790	12,054	2,898	1972	03/27/98
OTHER PACIFIC	24,240	101,216	125,456	19,295
Inn at Los Patios	3,005	10,054	13,059	1,806	1990	08/15/98
Pecan Grove	1,481	5,893	7,374	1,507	1984	12/31/96
Anderson Mill	3,515	14,650	18,165	5,193	1984	03/27/97
Red Stone Ranch	5,390	14,338	19,728	3,257	2000	06/14/00
Barton Creek Landing	3,155	15,116	18,271	1,660	1986	03/28/02
Turtle Creek	2,216	7,922	10,138	2,374	1985	12/31/96
Shadow Lake	2,851	10,316	13,167	3,191	1984	12/31/96
OTHER SOUTHWESTERN	21,613	78,289	99,902	18,988
Mallards of Wedgewood	1,263	8,701	9,964	3,183	1985	07/27/95
Brantley Pines	858	14,485	15,343	6,891	1986	08/11/94
Ashlar	7,965	24,671	32,636	5,908	1999/2000	12/24/97
The Groves	1,461	6,071	7,532	2,512	1989	12/13/95
Lakeside	2,588	7,706	10,294	2,285	1985	07/01/97
Mallards of Brandywine	989	6,718	7,707	2,038	1985	07/01/97
LakePointe	1,792	7,183	8,975	3,491	1984	09/24/93
OTHER FLORIDA	16,916	75,535	92,451	26,308
Colony Village	580	5,034	5,614	3,477	1972/74	12/31/84
Brynn Marr	731	6,346	7,077	4,295	1973/77	12/31/84
Liberty Crossing	1,492	6,506	7,998	4,346	1972/74	11/30/90
Bramblewood	588	4,808	5,396	3,194	1980/82	12/31/84
Cumberland Trace	725	9,045	9,770	2,627	1973	08/15/96
Village At Cliffdale	1,197	16,828	18,025	4,625	1992	08/15/96
Morganton Place	894	13,907	14,801	3,586	1994	08/15/96
Woodberry	1,009	7,324	8,333	2,392	1987	08/15/96
OTHER NORTH CAROLINA	7,216	69,798	77,014	28,542
Jamestown of St. Matthews	3,975	15,791	19,766	3,167	1968	12/07/98
Patriot Place	1,516	6,186	7,702	4,289	1974	10/23/85
River Place	1,806	9,464	11,270	4,020	1988	04/08/94
The Trails at Mount Moriah	6,519	25,669	32,188	6,037	1990	01/09/98
OTHER SOUTHEASTERN	13,816	57,110	70,926	17,513
Washington Park	2,150	8,613	10,763	1,866	1998	12/07/98
Fountainhead	406	1,673	2,079	405	1966	12/07/98
Jamestown of Toledo	1,949	8,330	10,279	1,714	1965	12/07/98
Sunset Village	890	2,240	3,130	679	1940	12/07/98
American Heritage	1,047	4,381	5,428	878	1968	12/07/98
Ashton Pines	1,849	8,665	10,514	1,615	1987	12/07/98
Kings Gate	1,253	5,312	6,565	1,021	1973	12/07/98
Lancaster Lake	4,364	15,790	20,154	3,029	1988	12/07/98

UNITED DOMINION REALTY TRUST
SCHEDULE III — REAL ESTATE OWNED
For the Year Ended December 31, 2003 — (Continued)

					Cost of
		Initial Costs			Improvements
					Capitalized
		Land and	Buildings	Total Initial	Subsequent to
		Land	And	Acquisition	Acquisition (Net
	Encumbrances	Improvements	Improvements	Costs	of Disposals)

OTHER MIDWESTERN	26,320	13,261	49,332	62,593	6,319
Greens at Hollymead	—	965	5,250	6,215	909
Brittingham Square	—	650	4,962	5,612	907
Greens at Schumaker Pond	—	710	6,118	6,828	1,064
Greens at Cross Court	—	1,182	4,544	5,726	1,230
Greens at Hilton Run	12,542	2,755	10,483	13,238	1,954
OTHER MID- ATLANTIC	12,542	6,262	31,357	37,619	6,064
Dover Country	—	2,008	6,365	8,373	2,836
Greens at Cedar Chase	5,167	1,528	4,831	6,359	833
OTHER NORTHEASTERN	5,167	3,536	11,196	14,732	3,669

TOTAL APARTMENTS	$1,014,144	$660,980	$2,928,858	$3,589,838	$705,009

REAL ESTATE HELD FOR DISPOSITION
Apartments
Pine Grove	$—	$1,383	$5,784	$7,167	$4,736
Land	—	—	—
Fossil Creek	—	3,821	—	3,821	2

	$—	$5,204	$5,784	$10,988	$4,738

REAL ESTATE UNDER DEVELOPMENT
Apartments
Rancho Cucamonga	$—	$13,557	$2,661	$16,218	$—
2000 Post III	—	1,756	742	2,498	—
Mandalay on the Lake	—	3,876	—	3,876	—

Total Apartments	—	19,189	3,403	22,592	—
Land
Copper Mill II	—	835	—	835	—
Parkers Landing Phase II	—	1,141	—	1,141	—
Wimbledon Court II	—	660	—	660	—
Coit Road	—	2,879	—	2,879	—
Coit Road II	—	2,048	—	2,048	—
Mountain View Phase II	—	220	—	220	—

Total Land	—	7,783	—	7,783	—

	$—	$26,972	$3,403	$30,375	$—

COMMERCIAL HELD FOR INVESTMENT
Hanover Village	$—	$1,624	$—	$1,624	$—
The Calvert	—	34	1,597	1,631	—

Total Commercial	—	1,658	1,597	3,255	—
Richmond — Corporate	3,884	245	6,352	6,597	751

	$3,884	$1,903	$7,949	$9,852	$751

TOTAL REAL ESTATE OWNED	$1,018,028	$695,059	$2,945,994	$3,641,053	$710,498

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount at Which
	Carried at Close of Period

	Land and	Buildings	Total
	Land	and	Carrying	Accumulated
	Improvements	Improvements	Value(A)	Depreciation(B)	Date of Construction	Date Acquired

OTHER MIDWESTERN	13,908	55,004	68,912	11,207
Greens at Hollymead	1,095	6,029	7,124	1,970	1990	05/04/95
Brittingham Square	815	5,704	6,519	1,895	1991	05/04/95
Greens at Schumaker Pond	879	7,013	7,892	2,361	1988	05/04/95
Greens at Cross Court	1,385	5,571	6,956	1,944	1987	05/04/95
Greens at Hilton Run	3,120	12,072	15,192	4,015	1988	05/04/95
OTHER MID- ATLANTIC	7,294	36,389	43,683	12,185
Dover Country	2,366	8,843	11,209	3,768	1970	07/01/94
Greens at Cedar Chase	1,732	5,460	7,192	1,943	1988	05/04/95
OTHER NORTHEASTERN	4,098	14,303	18,401	5,711

TOTAL APARTMENTS	$846,190	$3,448,657	$4,294,847	$894,108

REAL ESTATE HELD FOR DISPOSITION
Apartments
Pine Grove	$2,174	$9,729	$11,903	$1,063	1963	12/07/98
Land
Fossil Creek	3,683	140	3,823	—

	$5,857	$9,869	$15,726	$1,063

REAL ESTATE UNDER DEVELOPMENT
Apartments
Rancho Cucamonga	$13,557	$2,661	$16,218	$—
2000 Post III	1,756	742	2,498	—
Mandalay on the Lake	3,009	867	3,876	—

Total Apartments	18,322	4,270	22,592	—
Land
Copper Mill II	719	116	835	—
Parkers Landing Phase II	1,116	25	1,141	—
Wimbledon Court II	377	283	660	—
Coit Road	2,433	446	2,879	—
Coit Road II	1,843	205	2,048	—
Mountain View Phase II	220	—	220	—

Total Land	6,708	1,075	7,783	—

	$25,030	$5,345	$30,375	$—

COMMERCIAL HELD FOR INVESTMENT
Hanover Village	$1,104	$520	$1,624	$476	—	06/30/86
The Calvert	326	1,305	1,631	8	1962	11/26/03

Total Commercial	1,430	1,825	3,255	484
Richmond — Corporate	278	7,070	7,348	975	1999	11/30/99

	$1,708	$8,895	$10,603	$1,459

TOTAL REAL ESTATE OWNED	$878,785	$3,472,766	$4,351,551	$896,630

UNITED DOMINION REALTY TRUST
SCHEDULE III — REAL ESTATE OWNED
For the Year Ended December 31, 2003 — (Continued)

(A)	The aggregate cost for federal income tax purposes was approximately $3.6 billion at December 31, 2003.

(B)	The depreciable life for buildings is 35 years.

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

Exhibit	Description	Location

2.01	Agreement and Plan of Merger dated as of December 19, 1997, between the Company, ASR Investment Corporation and ASR Acquisition Sub, Inc.	Exhibit 2(a) to the Company’s Form S-4 Registration Statement (Registration No. 333-45305) filed with the Commission on January 30, 1998.
2.02	Agreement of Plan of Merger dated as of September 10, 1998, between the Company and American Apartment Communities II, Inc. including as exhibits thereto the proposed terms of the Series D Preferred Stock and the proposed form of Investment Agreement between the Company, United Dominion Realty, L.P., American Apartment Communities II, Inc., American Apartment Communities Operating Partnership, L.P., Schnitzer Investment Corp., AAC Management LLC and LF Strategic Realty Investors, L.P.	Exhibit 2(c) to the Company’s Form S-3 Registration Statement (Registration No. 333-64281) filed with the Commission on September 25, 1998.
2.03	Partnership Interest Purchase and Exchange Agreement dated as of September 10, 1998, between the Company, United Dominion Realty, L.P., American Apartment Communities Operating Partnership, L.P., AAC Management LLC, Schnitzer Investment Corp., Fox Point Ltd. and James D. Klingbeil including as an exhibit thereto the proposed form of the Third Amended and Restated Limited Partnership Agreement of United Dominion Realty, L.P.	Exhibit 2(d) to the Company’s Form S-3 Registration Statement (Registration No. 333-64281) filed with the Commission on September 25, 1998.
2.04	Articles of Merger between the Company and United Dominion Realty Trust, Inc., a Virginia corporation, filed with the State Department of Assessments and Taxation of the State of Maryland.	Exhibit 2.01 to the Company’s Current Report on Form 8-K dated and filed June 11, 2003.
2.05	Articles of Merger between the Company and United Dominion Realty Trust, Inc., a Virginia corporation, filed with the State Corporation Commission of the Commonwealth of Virginia.	Exhibit 2.02 to the Company’s Current Report on Form 8-K dated and filed June 11, 2003.
3.01	Amended and Restated Articles of Incorporation.	Exhibit A to Exhibit 2.01 to the Company’s Current Report on Form 8-K dated and filed June 11, 2003.
3.02	Amended and Restated Bylaws (as amended through February 13, 2004).	Filed herewith.
4.01	Specimen Common Stock Certificate.	Exhibit 4(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

Exhibit	Description	Location

4.02	Form of Certificate for Shares of 8.60% Series B Cumulative Redeemable Preferred Stock.	Exhibit I(e) to the Company’s Form 8-A Registration Statement dated June 11, 1997.
4.03	First Amended and Restated Rights Agreement dated as of September 14, 1999, between the Company and ChaseMellon Shareholders Services, L.L.C., as Rights Agent, including Form of Rights Certificate.	Exhibit 4(i)(d)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
4.04	Note Purchase Agreement dated as of February 15, 1993, between the Company and CIGNA Property and Casualty Insurance Company, Connecticut General Life Insurance Company, on behalf of one or more separate accounts, Insurance Company of North America, Principal Mutual Life Insurance Company and Aid Association for Lutherans.	Exhibit 6(c)(5) to the Company’s Form 8-A Registration Statement dated April 19, 1990.
4.05	Senior Indenture dated as of November 1, 1995.	Exhibit 4(ii)(h)(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
4.06	Subordinated Indenture dated as of August 1, 1994.	Exhibit 4(i)(m)to the Company’s Form S-3 Registration Statement (Registration No. 33-64725) filed with the Commission on November 15, 1995.
4.07	Form of Senior Debt Security.	Exhibit 4(i)(n) to the Company’s Form S-3 Registration Statement (Registration No. 33-64725) filed with the Commission on November 15, 1995.
4.08	Form of Subordinated Debt Security.	Exhibit 4(i)(o) to the Company’s Form S-3 Registration Statement (Registration No. 33-55159) filed with the Commission on August 19, 1994.
4.09	6.50% Notes due 2009.	Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
4.10	Form of Fixed Rate Medium-Term Note.	Exhibit 4.01 to the Company’s Current Report on Form 8-K dated February 24, 2003 and filed on February 25, 2003.
4.11	Form of Floating Rate Medium-Term Note.	Exhibit 4.02 to the Company’s Current Report on Form 8-K dated February 24, 2003 and filed on February 25, 2003.
4.12	4.50% Medium-Term Note due March 2008.	Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
4.13	4.50% Medium-Term Note due March 2008.	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
4.14	5.13% Medium-Term Note due January 2014.	Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
4.15	4.25% Medium-Term Note due January 2009.	Filed herewith.

Exhibit	Description	Location

4.16	Registration Rights Agreement dated June 12, 2003 between the Company and the holders of the Series E Cumulative Convertible Preferred Stock.	Exhibit 4.5 to the Company’s Form S-3 Registration Statement (Registration No. 333-106959) filed with the Commission on October 20, 2003.
10.01	1985 Stock Option Plan, as amended.	Exhibit 10(iv) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
10.02	1991 Stock Purchase and Loan Plan.	Exhibit 10(viii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
10.03	Third Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of December 7, 1998.	Exhibit 10(vi) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
10.04	Subordination Agreement dated April 16, 1998, between the Company and United Dominion Realty, L.P.	Exhibit 10(vi)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
10.05	First Amendment to Third Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P.	Exhibit 10(vii)(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.06	Servicing and Purchase Agreement dated as of June 24, 1999, including as an exhibit thereto the Note and Participation Agreement forms.	Exhibit 10(vii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
10.07	Description of Restricted Stock Awards Program.	Exhibit 10(ix) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
10.08	Description of United Dominion Realty Trust, Inc. Shareholder Value Plan.	Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
10.09	Description of United Dominion Realty Trust, Inc. Executive Deferral Plan.	Exhibit 10(xi) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
10.10	Retirement Agreement and Covenant Not to Compete between the Company and John P. McCann dated March 20, 2001.	Exhibit 10(xv) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.11	Description of Out-Performance Program.	Exhibit 10(xviii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.12	Description of Long Term Incentive Compensation Plan.	Exhibit 10(xix) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.13	Second Amendment to Third Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.14	Third Amendment to Third Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.15	Second Amended and Restated Agreement of Limited Partnership of Heritage Communities L.P.	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.16	First Amendment of Second Amended and Restated Agreement of Limited Partnership of Heritage Communities L.P.	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

Exhibit	Description	Location

10.17	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Heritage Communities L.P.	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.18	Credit Agreement dated as of November 14, 2000, between the Company and certain subsidiaries and a syndicate of banks represented by First Union National Bank.	Exhibit 4(ii)(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
10.19	Credit Agreement dated as of August 14, 2001, between the Company and certain subsidiaries and ARCS Commercial Mortgage Company, L.P., as Lender.	Exhibit 4(ii)(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.20	Credit Agreement dated as of December 12, 2001, between the Company and certain subsidiaries and ARCS Commercial Mortgage Company, L.P., as Lender.	Exhibit 4(ii)(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.21	Credit Agreement dated March 14, 2003 between the Company, Wachovia Securities, Inc. and J.P. Morgan Securities, Inc., as Joint Lead Arrangers/ Joint Bookrunners, JPMorgan Chase Bank and Bank One, NA, as Syndication Agents, Wells Fargo Bank, National Association and KeyBank National Association, as Documentation Agents, SunTrust Bank, Citicorp North America, Inc. and SouthTrust Bank, as Co-Agents, and each of the financial institutions initially a signatory thereto together with their assignees.	Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 14, 2003 and filed on April 3, 2003.
10.22	Description of Series B Out-Performance Program.	Filed herewith.
10.23	Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2004.	Filed herewith.
12	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.
21	Subsidiaries.	Filed herewith.
23	Consent of Independent Auditors.	Filed herewith.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.	Filed herewith.
32.1	Section 1350 Certification of the Chief Executive Officer.	Filed herewith.
32.2	Section 1350 Certification of the Chief Financial Officer.	Filed herewith.