Form 10-Q
period 2004-03-31
UNITED DOMINION REALTY TRUST INC
filed 2004-05-07
CIK 74208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-10524

United Dominion Realty Trust, Inc.

(Exact name of registrant as specified in its charter)

                  Maryland                                     54-0857512
(State or other jurisdiction of                  (I.R.S. Employer
incorporation of organization)                  Identification No.)

     1745 Shea Center Drive, Suite 200, Highlands Ranch, Colorado 80129 (Address of principal executive offices — zip code)

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

     The number of shares of the issuer’s common stock, $1 par value, outstanding as of May 3, 2004 was 127,876,974.

UNITED DOMINION REALTY TRUST, INC.
FORM 10-Q
INDEX

		PAGES
	PART I — FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (unaudited)
	Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003	3
	Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003	5
	Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2004	6
	Notes to Consolidated Financial Statements	7-16
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28
	PART II — OTHER INFORMATION
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	29
Item 6.	Exhibits and Reports on Form 8-K	29
Signatures		30
5.13% Medium-Term Note Issued January 15, 2004
5.13% Medium-Term Note Issued March 18, 2004
3.90% Medium-Term Note Issued March 18, 2004
Computation of Ratio of Earnings to Fixed Charges
Rule 13a-14(a) Certification of the CEO
Rule 13a-14(a) Certification of the CFO
Section 1350 Certification of the CEO
Section 1350 Certification of the CFO

UNITED DOMINION REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Real estate owned:
Real estate held for investment	$4,336,423	$4,215,585
Less: accumulated depreciation	(906,743)	(865,701)

	3,429,680	3,349,884
Real estate under development	32,729	30,375
Real estate held for disposition (net of accumulated depreciation of $30,856 and $30,929)	63,121	74,662

Total real estate owned, net of accumulated depreciation	3,525,530	3,454,921
Cash and cash equivalents	1,973	4,824
Restricted cash	7,468	7,540
Deferred financing costs, net	20,541	21,425
Investment in unconsolidated development joint venture	1,206	1,673
Funds held in escrow from 1031 exchanges pending the acquisition of real estate	12,580	14,447
Other assets	35,795	38,573
Other assets — real estate held for disposition	115	240

Total assets	$3,605,208	$3,543,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured debt	$1,008,520	$1,018,028
Unsecured debt	1,226,367	1,114,009
Real estate taxes payable	18,166	30,513
Accrued interest payable	17,670	12,892
Security deposits and prepaid rent	21,783	23,600
Distributions payable	41,768	40,623
Accounts payable, accrued expenses, and other liabilities	36,866	45,189
Other liabilities — real estate held for disposition	917	1,147

Total liabilities	2,372,057	2,286,001
Minority interests	91,374	94,206
Stockholders’ equity:
Preferred stock, no par value; $25 liquidation preference, 25,000,000 shares authorized;
5,416,009 shares 8.60% Series B Cumulative Redeemable issued and outstanding (5,416,009 in 2003)	135,400	135,400
2,000,000 shares 7.50% Series D Cumulative Convertible Redeemable issued and outstanding (2,000,000 in 2003)	45,833	44,271
3,425,217 shares 8.00% Series E Cumulative Convertible issued and outstanding (3,425,217 in 2003)	56,893	56,893
Common stock, $1 par value; 250,000,000 shares authorized 127,752,838 shares issued and outstanding (127,295,126 in 2003)	127,753	127,295
Additional paid-in capital	1,464,835	1,458,983
Distributions in excess of net income	(680,277)	(651,497)
Deferred compensation — unearned restricted stock awards	(7,520)	(5,588)
Notes receivable from officer-stockholders	(210)	(459)
Accumulated other comprehensive loss	(930)	(1,862)

Total stockholders’ equity	1,141,777	1,163,436

Total liabilities and stockholders’ equity	$3,605,208	$3,543,643

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

Three Months Ended March 31,	2004	2003
REVENUES
Rental income	$154,874	$144,800
Non-property income	395	202

Total revenues	155,269	145,002
EXPENSES
Rental expenses:
Real estate taxes and insurance	18,963	16,777
Personnel	16,324	14,628
Utilities	10,216	8,791
Repair and maintenance	9,297	9,062
Administrative and marketing	5,568	5,279
Property management	4,361	4,178
Other operating expenses	270	294
Real estate depreciation and amortization	41,926	37,646
Interest	28,905	31,330
General and administrative	4,754	5,449
Other depreciation and amortization	941	749

Total expenses	141,525	134,183

Income before minority interests and discontinued operations	13,744	10,819
Minority interests of outside partnerships	(64)	(375)
Minority interests of unitholders in operating partnerships	(460)	(251)

Income before discontinued operations, net of minority interests	13,220	10,193
Income from discontinued operations, net of minority interests	2,092	3,248

Net income	15,312	13,441
Distributions to preferred stockholders — Series B	(2,911)	(2,911)
Distributions to preferred stockholders — Series D (Convertible)	(1,036)	(4,036)
Distributions to preferred stockholders — Series E (Convertible)	(1,138)	—
Premium on preferred share repurchases	(1,562)	—

Net income available to common stockholders	$8,665	$6,494

Earnings per common share — basic and diluted:
Income from continuing operations available to common stockholders, net of minority interests	$0.05	$0.03
Income from discontinued operations, net of minority interests	$0.02	$0.03
Net income available to common stockholders	$0.07	$0.06
Common distributions declared per share	$0.2925	$0.2850
Weighted average number of common shares outstanding — basic	126,984	107,698
Weighted average number of common shares outstanding — diluted	127,953	108,590

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)
(Unaudited)

Three Months Ended March 31,	2004	2003
Operating Activities
Net income	$15,312	$13,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,859	40,065
Net gains on sales of land and depreciable property	(1,205)	(1,045)
Minority interests	670	836
Gain on early debt retirement	—	(182)
Amortization of deferred financing costs and other	1,864	1,442
Changes in operating assets and liabilities:
Increase in operating assets	(4,904)	(2,069)
Decrease in operating liabilities	(17,341)	(15,424)

Net cash provided by operating activities	38,255	37,064
Investing Activities
Proceeds from sales of real estate investments, net	12,032	11,350
Acquisition of real estate assets, net of liabilities assumed	(72,127)	(3,570)
Development of real estate assets	(2,354)	(4,152)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(12,938)	(8,559)
Capital expenditures — non-real estate assets	(1,317)	(238)
Decrease in funds held in escrow from tax free exchanges pending the acquisition of real estate	1,867	—

Net cash used in investing activities	(74,837)	(5,169)
Financing Activities
Scheduled principal payments on secured debt	(37,508)	(6,729)
Proceeds from the issuance of unsecured debt	192,795	150,000
Payments and prepayment premiums on unsecured debt	(46,585)	(207,307)
Net (repayment)/proceeds of revolving bank debt	(32,800)	42,000
Payment of financing costs	(1,095)	(4,883)
Proceeds from the issuance of common stock	2,946	34,973
Proceeds from the repayment of officer loans	249	—
Proceeds from the issuance of performance shares	80	—
Distributions paid to minority interests	(2,965)	(2,040)
Distributions paid to preferred stockholders	(5,067)	(6,875)
Distributions paid to common stockholders	(36,319)	(29,602)
Repurchase of common stock	—	(71)

Net cash provided by/(used in) financing activities	33,731	(30,534)
Net (decrease)/increase in cash and cash equivalents	(2,851)	1,361
Cash and cash equivalents, beginning of period	4,824	3,152

Cash and cash equivalents, end of period	$1,973	$4,513

Supplemental Information:
Interest paid during the period	$22,414	$28,334
Non-cash transactions:
Conversion of operating partnership minority interests to common stock (81,021 shares in 2004 and 5,956 shares in 2003)	618	92
Issuance of restricted stock awards	2,746	2,106
Cancellation of a note receivable with the acquisition of a property	8,000	—
Secured debt assumed with the acquisition of a property	28,000	—

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

							Deferred		Accumulated
	Preferred Stock		Common Stock			Distributions in	Compensation -	Notes Receivable	Other
					Paid-in	Excess of	Unearned Restricted	from Officer -	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Net Income	Stock Awards	Stockholders	Loss	Total
Balance, December 31, 2003	10,841,226	$236,564	127,295,126	$127,295	$1,458,983	$(651,497)	$(5,588)	$(459)	$(1,862)	$1,163,436

Comprehensive Income
Net income						15,312				15,312
Other comprehensive income:
Unrealized gain on derivative financial instruments									932	932

Comprehensive income						15,312			932	16,244

Issuance of common shares to employees, officers, and director-stockholders			222,895	224	2,022					2,246
Issuance of common shares through dividend reinvestment and stock purchase plan			37,487	37	663					700
Issuance of restricted stock awards			116,309	116	2,630		(2,746)			—
Adjustment for conversion of minority interests of unitholders in operating partnerships			81,021	81	537					618
Principal repayments on notes receivable from officer-stockholders								249		249
Accretion of premium on Series D redemptions		1,562				(1,562)				—
Common stock distributions declared ($0.2925 per share)						(37,445)				(37,445)
Preferred stock distributions declared-Series B ($0.5375 per share)						(2,911)				(2,911)
Preferred stock distributions declared-Series D ($0.5223 per share)						(1,036)				(1,036)
Preferred stock distributions declared-Series E ($0.3322 per share)						(1,138)				(1,138)
Amortization of deferred compensation							814			814

Balance, March 31, 2004	10,841,226	$238,126	127,752,838	$127,753	$1,464,835	$(680,277)	$(7,520)	$(210)	$(930)	$1,141,777

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)

1. CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of United Dominion and its subsidiaries, including United Dominion Realty, L.P., (the “Operating Partnership”), and Heritage Communities L.P. (the “Heritage OP”), (collectively, “United Dominion”). As of March 31, 2004, there were 130,384,653 units in the Operating Partnership outstanding, of which 120,271,086 units or 92.2% were owned by United Dominion and 10,113,567 units or 7.8% were owned by limited partners. As of March 31, 2004, there were 5,542,200 units in the Heritage OP outstanding, of which 5,183,522 units or 93.5% were owned by United Dominion and 358,678 units or 6.5 % were owned by limited partners. The consolidated financial statements of United Dominion include the minority interests of the unitholders in the Operating Partnership and the Heritage OP. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and related notes appearing in United Dominion’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

     In the opinion of management, the consolidated financial statements reflect all adjustments which are necessary for the fair presentation of financial position at March 31, 2004 and results of operations for the interim periods ended March 31, 2004 and 2003. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

2. REAL ESTATE HELD FOR INVESTMENT

     At March 31, 2004, there are 260 communities with 75,449 apartment homes classified as real estate held for investment. The following table summarizes the components of real estate held for investment, (dollars in thousands):

	March 31,	December 31,
	2004	2003
Land and land improvements	$852,988	$832,908
Buildings and improvements	3,260,155	3,164,806
Furniture, fixtures, and equipment	223,280	217,871

Real estate held for investment	4,336,423	4,215,585
Accumulated depreciation	(906,743)	(865,701)

Real estate held for investment, net	$3,429,680	$3,349,884

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)

3. INCOME FROM DISCONTINUED OPERATIONS

     FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (FAS 144) requires, among other things, that the primary assets and liabilities and the results of operations of United Dominion’s real properties which have been sold subsequent to January 1, 2002, or are held for disposition subsequent to January 1, 2002, be classified as discontinued operations and segregated in United Dominion’s Consolidated Statements of Operations and Balance Sheets. Properties classified as real estate held for disposition generally represent properties that are under contract for sale and are expected to close within the next twelve months.

     For purposes of these financial statements, FAS 144 results in the presentation of the primary assets and liabilities and the net operating results of those properties sold or classified as held for disposition through March 31, 2004, as discontinued operations for all periods presented. The adoption of FAS 144 does not have an impact on net income available to common stockholders. FAS 144 only results in the reclassification of the operating results of all properties sold or classified as held for disposition through March 31, 2004, within the Consolidated Statements of Operations for the quarters ended March 31, 2004 and 2003, and the reclassification of the assets and liabilities within the Consolidated Balance Sheets for 2004 and 2003.

     For the quarter ended March 31, 2004, United Dominion sold one community with 100 apartment homes. At March 31, 2004, United Dominion had seven communities with a total of 1,810 apartment homes and a net book value of $59.2 million and one parcel of land with a net book value of $3.9 million included in real estate held for disposition. For the year ended December 31, 2003, United Dominion sold seven communities with a total of 1,927 apartment homes and two commercial properties. The results of operations for these properties and the interest expense associated with the secured debt on these properties are classified on the Consolidated Statements of Operations in the line item entitled “Income from discontinued operations, net of minority interests.”

     The following is a summary of income from discontinued operations for the quarters ended March 31, (dollars in thousands):

Three Months Ended March 31,	2004	2003
Rental income	$3,694	$7,403
Rental expenses	1,668	3,321
Real estate depreciation	985	1,659
Other expenses	8	10

	2,661	4,990
Income before gain on sale of depreciable property and minority interests	1,033	2,413
Net gain on sale of depreciable property	1,205	1,045

Income before minority interests	2,238	3,458
Minority interests on income from discontinued operations	(146)	(210)

Income from discontinued operations, net of minority interests	$2,092	$3,248

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)

4. INVESTMENT IN UNCONSOLIDATED DEVELOPMENT JOINT VENTURES

     On September 10, 2002, United Dominion entered into a development joint venture with AEGON USA Realty Advisors, Inc. in which United Dominion is serving as the managing member. The joint venture is expected to develop approximately eight to ten garden-style apartment communities over the next three years, with a total development cost of up to $210 million. The joint venture will obtain bank construction financing for 65% to 80% of total costs and will provide equity contributions for the balance of the costs with AEGON providing 80% and United Dominion providing 20%. United Dominion is serving as the developer, general contractor, and property manager for the joint venture and has guaranteed those project development costs, excluding financing costs (including fees and interest), which exceed the defined project cost budgeted amounts for each respective project, as they come to fruition. We estimate that the likelihood of funding guarantor obligations is remote and that the impact to United Dominion would be immaterial. In June 2003, United Dominion contributed land with a carrying value of $3.3 million to the joint venture.

     The following is a summary of the financial position of the joint venture as of March 31, 2004 (dollars in thousands):

Assets
Real estate under development	$17,303
Less: accumulated depreciation	(32)

Real estate under development, net of accumulated depreciation	17,271
Cash and cash equivalents	15
Deferred financing costs	254

Total assets	$17,540

Liabilities and Members’ Equity
Mortgage note payable	$8,667
Accrued real estate taxes payable	79
Security deposits and prepaid rent	16
Accrued interest payable	8
Accounts payable and other accrued liabilities	384

Total liabilities	9,154
Members’ equity:
Capital contributions UDR/AEGON Development Venture I, LLC	8,501
Net loss	(115)

Total members’ equity	8,386

Total liabilities and members’ equity	$17,540

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)

5. SECURED DEBT

     Secured debt on continuing and discontinued operations, which encumbers $1.5 billion or 34% of United Dominion’s real estate owned based upon book value ($2.9 billion or 66% of United Dominion’s real estate owned is unencumbered) consists of the following at March 31, 2004 (dollars in thousands):

	Principal Outstanding		Weighted Average	Weighted Average	Number of Communities
	March 31,	December 31,	Interest Rate	Years to Maturity	Encumbered
	2004	2003	2004	2004	2004
Fixed Rate Debt
Mortgage notes payable	$165,127	$174,520	6.94%	6.7	12
Tax-exempt secured notes payable	42,540	42,540	6.43%	12.9	6
Fannie Mae credit facilities	288,875	288,875	6.40%	6.8	9
Fannie Mae credit facilities — swapped	17,000	17,000	6.74%	0.1	—

Total fixed rate secured debt	513,542	522,935	6.59%	7.1	27
Variable Rate Debt
Mortgage notes payable	46,070	46,185	2.38%	7.7	4
Tax-exempt secured note payable	7,770	7,770	0.86%	23.9	1
Fannie Mae credit facilities	370,469	370,469	1.67%	13.1	51
Freddie Mac credit facility	70,669	70,669	1.51%	6.8	8

Total variable rate secured debt	494,978	495,093	1.70%	11.9	64

Total secured debt	$1,008,520	$1,018,028	4.19%	9.4	91

     Weighted average years to maturity include certain extension options.

     Approximate principal payments due during each of the next five calendar years and thereafter, as of March 31, 2004, are as follows (dollars in thousands):

			Total
	Fixed Rate	Variable Rate	Secured
Year	Maturities	Maturities	Maturities
2004	$8,785	$257	$9,042
2005	19,255	4,692	23,947
2006	60,408	3,706	64,114
2007	7,566	70,669	78,235
2008	10,778	—	10,778
Thereafter	406,750	415,654	822,404

	$513,542	$494,978	$1,008,520

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)

6. UNSECURED DEBT

     A summary of unsecured debt as of March 31, 2004 and December 31, 2003 is as follows (dollars in thousands):

	2004	2003
Commercial Banks
Borrowings outstanding under an unsecured credit facility due March 2006 (a)	$105,100	$137,900
Senior Unsecured Notes – Other
7.67% Medium-Term Notes due January 2004	—	46,585
7.73% Medium-Term Notes due April 2005	21,100	21,100
7.02% Medium-Term Notes due November 2005	49,760	49,760
Verano Construction Loan due February 2006	16,840	—
7.95% Medium-Term Notes due July 2006	85,374	85,374
7.07% Medium-Term Notes due November 2006	25,000	25,000
7.25% Notes due January 2007	92,255	92,255
4.50% Medium-Term Notes due March 2008	200,000	200,000
ABAG Tax-Exempt Bonds due August 2008	46,700	46,700
8.50% Monthly Income Notes due November 2008	29,081	29,081
4.25% Medium-Term Notes due January 2009	50,000	50,000
6.50% Notes due June 2009	200,000	200,000
3.90% Medium-Term Notes due March 2010	50,000	—
5.13% Medium-Term Notes due January 2014	200,000	75,000
8.50% Debentures due September 2024 (b)	54,118	54,118
Other (c)	1,039	1,136

	1,121,267	976,109

Total Unsecured Debt	$1,226,367	$1,114,009

(a)	United Dominion has a three-year $500 million unsecured revolving credit facility. If United Dominion receives commitments from additional lenders or if the initial lenders increase their commitments, United Dominion will be able to increase the credit facility to $650 million. At United Dominion’s option, the credit facility can be extended for one year to March 2007. At March 31, 2004, United Dominion had three interest rate swap agreements associated with commercial bank borrowings under the revolver with an aggregate notional value of $51.5 million under which United Dominion pays a fixed rate of interest and receives a variable rate of interest on the notional amounts. The interest rate swaps, which mature from May 2004 through July 2004, effectively change United Dominion’s interest rate exposure on the $51.5 million of borrowings from a variable rate to a weighted average fixed rate of approximately 7.6%. As of March 31, 2004, the weighted average interest rate of commercial borrowings, after giving effect to swap agreements, was 4.9%.

(b)	Includes an investor put feature that grants a one-time option to redeem the debentures in September 2004.

(c)	Represents deferred gains from the termination of interest rate risk management agreements.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)

7. FINANCIAL INSTRUMENTS

     United Dominion accounts for its derivative instruments in accordance with Statements of Financial Accounting Standards No. 133 and No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities.” At March 31, 2004, all of United Dominion’s derivative financial instruments are interest rate swap agreements that are designated as cash flow hedges of debt with variable interest rate features, and are qualifying hedges for financial reporting purposes. For derivative instruments that qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings during the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.

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

     The following table presents the fair values of United Dominion’s derivative financial instruments outstanding, based on external market quotations, as of March 31, 2004 (dollars in thousands):

Notional	Fixed	Type of	Effective	Contract	Fair
Amount	Rate	Contract	Date	Maturity	Value
Secured Debt — FNMA:
$10,000	6.47%	Swap	12/01/99	04/01/04	$(46)
7,000	6.03%	Swap	06/30/99	06/30/04	(145)

17,000	6.29%				(191)
Unsecured Debt — Bank Credit Facility:
23,500	7.62%	Swap	11/15/00	05/15/04	(225)
23,000	7.62%	Swap	11/15/00	05/15/04	(220)
5,000	7.75%	Swap	06/26/95	07/01/04	(89)

51,500	7.63%				(534)

$68,500	7.30%				$(725)

     For the quarter ended March 31, 2004, United Dominion recognized $0.9 million of unrealized gains in comprehensive income. In addition, United Dominion has recognized $0.7 million of derivative financial instrument liabilities on the Consolidated Balance Sheets within the line item “Accounts payable, accrued expenses, and other liabilities” for the quarter ended March 31, 2004.

     As of March 31, 2004, United Dominion expects to reclassify $0.9 million of net losses on derivative instruments from accumulated other comprehensive loss to earnings (interest expense which, combined with the interest paid on the underlying debt, results in interest expense at the fixed rates shown above) on the related hedged transactions.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
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

     The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

Three Months Ended March 31,	2004	2003
Numerator for basic and diluted earnings per share—
Net income available to common stockholders	$8,665	$6,494

Denominator:
Denominator for basic earnings per share—
Weighted average common shares outstanding	127,521	108,072
Non-vested restricted stock awards	(537)	(374)

	126,984	107,698

Effect of dilutive securities:
Employee stock options and non-vested restricted stock awards	969	892

Denominator for diluted earnings per share	127,953	108,590

Basic and diluted earnings per share	$0.07	$0.06

     The effect of the conversion of the operating partnership units, Series A Out-Performance Partnership Shares and convertible preferred stock is not dilutive and is therefore not included in the above calculations. If the operating partnership units were converted to common stock, the additional shares of common stock outstanding for the three months ended March 31, 2004 and 2003 would be 8,916,952 and 6,961,519, respectively. If the Series A Out-Performance Partnership Shares were converted to common stock, the additional shares of common stock for the three months ended March 31, 2004 and 2003 would be 1,791,329 and 1,561,191, respectively. If the convertible preferred stock was converted to common stock, the additional shares of common stock outstanding for the three months ended March 31, 2004 and 2003 would be 6,502,140 and 12,307,692 weighted average common shares.

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
MARCH 31, 2004
(UNAUDITED)

     The following table sets forth United Dominion’s earnings and earnings per share had United Dominion’s stock-based compensation expense been determined based upon the fair value method at the date of grant, consistent with the provisions of SFAS 123 (in thousands, except per share data):

Three Months Ended March 31,	2004	2003
Reported net income available to common stockholders	$8,665	$6,494
Stock-based employee compensation cost included in net income	825	513
Stock-based employee compensation cost that would have been included in net income under the fair value method	(876)	(587)

Adjusted net income available to common stockholders	$8,614	$6,420

Earnings per common share — basic and diluted
As reported	$0.07	$0.06

Pro forma	$0.07	$0.06

10. COMPREHENSIVE INCOME

     Total comprehensive income for the three months ended March 31, 2004 and 2003, was $16.2 million and $16.5 million, respectively. The difference between net income and total comprehensive income is primarily due to the fair value accounting for interest rate swaps.

11. COMMITMENTS AND CONTINGENCIES

Commitments

     United Dominion is committed to completing its real estate under development, which has an estimated cost to complete of $73.9 million at March 31, 2004.

Contingencies

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)

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

     The Series B Program is designed to provide participants with the possibility of substantial returns on their investment if the total cumulative return on United Dominion’s common stock, as measured by the cumulative amount of dividends paid plus share price appreciation during the measurement period (a) exceeds the cumulative total return of the Morgan Stanley REIT Index peer group index over the same period; and (b) is at least the equivalent of a 22% total return, or 11% annualized.

     At the conclusion of the measurement period, if United Dominion’s total cumulative return satisfies these criteria, the Series B LLC as holder of the Series B OPPSs will receive (for the indirect benefit of the Participants as holders of interests in the Series B LLC) distributions and allocations of income and loss from the Operating Partnership equal to the distributions and allocations that would be received on the number of OP Units obtained by:

i.	determining the amount by which the cumulative total return of United Dominion’s common stock over the measurement period exceeds the greater of the cumulative total return of the Morgan Stanley REIT Index, which is the peer group index, or the minimum return (such excess being the “excess return”);

ii.	multiplying 5% of the excess return by United Dominion’s market capitalization (defined as the average number of shares outstanding over the 24-month period, including common stock, OP Units, outstanding options, and convertible securities) multiplied by the daily closing price of United Dominion’s common stock, up to a maximum of 2% of market capitalization; and

iii.	dividing the number obtained in (ii) by the market value of one share of United Dominion’s common stock on the valuation date, determined by the volume-weighted average price per day of common stock for the 20 trading days immediately preceding the valuation date.

     If, on the valuation date, the cumulative total return of United Dominion’s common stock does not meet the minimum return, then the participants will forfeit their entire initial investment.

12. RELATED PARTY TRANSACTIONS

     As of March 31, 2004, United Dominion has $0.2 million of notes receivable from certain officers of United Dominion at an interest rate of 7.0%. The notes mature in June 2004. The purpose of the loans was for the borrowers to purchase shares of United Dominion’s common stock pursuant to United Dominion’s 1991 Stock Purchase and Loan Plan. The loans are evidenced by promissory notes between the borrowers and United Dominion

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)

and are secured by a pledge of the shares of common stock (15,000 shares with a market value of $0.3 million at March 31, 2004). The notes require that dividends received on the shares be applied towards payment of the notes.

     In addition, United Dominion entered into a Servicing and Purchase Agreement (the “Servicing Agreement”) with SunTrust Bank (the “Bank”) whereby United Dominion has agreed to act as servicing agent for and to purchase certain loans made by the Bank to officers and directors of United Dominion (the “Borrowers”) to finance the purchase of shares of United Dominion’s common stock. The loans are evidenced by promissory notes (“Notes”) between each Borrower and the Bank. The Servicing Agreement provides that the Bank can require United Dominion to purchase the Notes upon an event of default by the Borrower or United Dominion under the Servicing Agreement and at certain other times during the term of the Servicing Agreement. The aggregate outstanding principal balance of the Notes as of March 31, 2004 was $4.4 million (original principal balance was $5.4 million), and all of the Notes mature in June 2004. Because certain of the Borrowers elected floating rate loans and others elected fixed rate loans, the interest rates on these loans as of March 31, 2004 range from 2.91% to 7.68%. Each Borrower entered into a Participation Agreement with United Dominion that requires that all cash dividends received on the shares (453,826 shares at March 31, 2004 with a closing market value of $8.7 million) be applied towards payment of the Notes. Based upon the fact that 100% of all cash dividend payments are paid to amortize the Notes and that the Notes are recourse to the Borrowers, United Dominion believes that its exposure to liability under the Servicing Agreement is remote.

13. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150). The statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. This statement is effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB decided to indefinitely defer the effective date of certain provisions of FAS 150 related to finite life entities and also indicated it may modify other guidance in FAS 150. United Dominion believes that its equity and its partner’s equity reported on the Consolidated Balance Sheets as “Minority interests,” are properly classified.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, development activity and capital expenditures, capital raising activities, rent growth, occupancy, and rental expense growth. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of United Dominion Realty Trust, Inc. to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting us, or our properties, adverse changes in the real estate markets and general and local economies and business conditions. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this Report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

Business Overview

     We are a real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages middle-market apartment communities nationwide. We were formed in 1972 as a Virginia corporation and we changed our state of incorporation from Virginia to Maryland in 2003. Our subsidiaries include two operating partnerships, Heritage Communities L.P., a Delaware limited partnership, and United Dominion Realty, L.P., a limited partnership that changed its state of organization from Virginia to Delaware in February 2004. Unless the context otherwise requires, all references in this report to “we,” “us,” “our,” “the company,” or “United Dominion” refer collectively to United Dominion Realty Trust, Inc. and its subsidiaries.

     At March 31, 2004, our portfolio included 267 communities with 77,259 apartment homes nationwide. The following table summarizes our market information by major geographic markets (includes real estate held for disposition, real estate under development, and land, but excludes commercial properties):

	As of March 31, 2004				Quarter Ended March 31, 2004
	Number of	Number of	Percentage	Carrying	Average	Average
	Apartment	Apartment	of Carrying	Value	Physical	Monthly
	Communities	Homes	Value	(in thousands)	Occupancy	Rental Rates
Dallas, TX	16	5,778	7.1%	$317,401	95.7%	$641
Southern California	11	2,878	6.8%	303,869	94.6%	1,101
Houston, TX	23	6,458	6.3%	279,328	89.8%	630
Phoenix, AZ	11	3,635	4.9%	218,859	88.4%	712
Orlando, FL	14	4,140	4.8%	213,217	92.9%	702
Raleigh, NC	11	3,663	4.7%	208,521	92.9%	650
Metropolitan DC	7	2,245	4.6%	206,705	95.8%	1,054
Tampa, FL	11	3,836	4.3%	190,358	94.0%	716
Arlington, TX	10	3,465	3.6%	161,199	93.9%	636
Baltimore, MD	10	2,118	3.5%	157,870	96.7%	897
Columbus, OH	6	2,530	3.4%	151,297	91.3%	678
San Francisco, CA	4	980	3.2%	142,817	96.2%	1,448
Charlotte, NC	10	2,711	3.2%	140,910	92.0%	589
Monterey Peninsula, CA	8	1,604	3.1%	138,422	90.5%	926
Richmond, VA	9	2,636	3.0%	132,917	93.9%	740
Nashville, TN	8	2,220	2.7%	122,568	93.4%	653
Greensboro, NC	8	2,123	2.4%	106,112	92.9%	581
Wilmington, NC	6	1,868	2.1%	92,407	93.9%	625
Atlanta, GA	6	1,426	1.6%	73,795	90.4%	625
Columbia, SC	6	1,584	1.4%	63,991	91.7%	600
Jacksonville, FL	3	1,157	1.3%	60,250	94.0%	688
Norfolk, VA	6	1,438	1.3%	55,900	96.6%	753
Lansing, MI	4	1,226	1.2%	51,935	91.8%	645
Seattle, WA	4	628	0.8%	34,732	94.4%	739
Other Western	5	2,398	3.5%	154,298	92.2%	795
Other Pacific	8	2,275	2.8%	125,617	93.2%	743
Other Southwestern	7	1,795	2.2%	100,057	93.6%	641
Other Florida	7	1,825	2.1%	92,815	94.5%	741
Other Mid-Atlantic	7	1,604	1.9%	83,043	91.9%	878
Other North Carolina	8	1,893	1.7%	77,143	96.1%	588
Other Southeastern	3	1,393	1.6%	71,864	93.8%	562
Other Midwestern	8	1,357	1.6%	69,084	92.6%	664
Other Northeastern	2	372	0.4%	18,442	94.1%	711
Real Estate Under Development	—	—	0.6%	24,814	—	—
Land	—	—	0.3%	11,841	—	—

Total	267	77,259	100.0%	$4,454,398	93.1%	$719

Liquidity and Capital Resources

     Liquidity is the ability to meet present and future financial obligations either through the sale or maturity of existing assets or by the acquisition of additional funds through capital management. Both the coordination of asset and liability maturities and effective capital management are important to the maintenance of liquidity. Our primary source of liquidity is our cash flow from operations as determined by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment homes. We routinely use our unsecured bank credit facility to temporarily fund certain investing and financing activities prior to arranging for longer-term financing. During the past several years, proceeds from the sale of real estate have been used for both investing and financing activities.

     We expect to meet our short-term liquidity requirements generally through net cash provided by operations and borrowings under credit arrangements. We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, the repayment of financing on development activities, and potential property acquisitions, through long-term secured and unsecured borrowings, the disposition of properties, and the issuance of additional debt or equity securities. We believe that our net cash provided by operations will continue to be adequate to meet both operating requirements and the payment of dividends by the company in accordance with REIT requirements in both the short- and long-term. Likewise, the budgeted expenditures for improvements and renovations of certain properties are expected to be funded from property operations.

     We have a shelf registration statement filed with the Securities and Exchange Commission which provides for the issuance of up to an aggregate of $1 billion in common shares, preferred shares, and debt securities to facilitate future financing activities in the public capital markets. During the first quarter of 2004, we completed various financing activities under our $1 billion shelf registration statement. These activities are summarized in the section titled “Financing Activities” that follows. As of March 31, 2004, approximately $331.3 million of equity and debt securities remained available for issuance under the shelf registration statement. Access to capital markets is dependent on market conditions at the time of issuance.

     In 2003, we entered into a sales agreement pursuant to which we may issue and sell through an agent up to a total of five million shares of common stock from time to time in “at the market offerings,” as defined in Rule 415 of the Securities Act of 1933. These sales will be made under our $1 billion shelf registration statement. The sales price of the common stock will be no lower than the minimum price designated by us prior to the sale. As of March 31, 2004, we had not sold any shares of common stock pursuant to the sales agreement.

Future Capital Needs

     Future development expenditures are expected to be funded primarily through joint ventures, with proceeds from the sale of property, with construction loans and, to a lesser extent, with cash flows provided by operating activities. Acquisition activity in strategic markets is expected to be largely financed through the issuance of equity and debt securities, the issuance of operating partnership units, the assumption or placement of secured and/or unsecured debt, and by the reinvestment of proceeds from the sale of property.

     During the remainder of 2004, we have approximately $9.0 million of secured debt maturing that we anticipate repaying with proceeds from borrowings under our secured or unsecured credit facilities, or the issuance of new unsecured debt securities or equity. We also have $54.4 million of unsecured debt with a one-time investor put feature that can be triggered in September of this year. We believe that the likelihood of having this debt put back to us is highly remote given the current low rate environment.

Critical Accounting Policies and Estimates

     Our critical accounting policies are those having the most impact on the reporting of our financial condition and results and those requiring significant judgments and estimates. These policies include those related to (1) capital expenditures, (2) impairment of long-lived assets, (3) derivatives and hedging activities, and (4) real estate investment properties. Our critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on

Form 10-K for the year ended December 31, 2003. There have been no significant changes in our critical accounting policies from those reported in our 2003 Annual Report on Form 10-K. With respect to these critical accounting policies, management believes that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.

Statements of Cash Flow

     The following discussion explains the changes in net cash provided by operating activities and net cash provided by or used in investing and financing activities that are presented in our Consolidated Statements of Cash Flows.

Operating Activities

     For the three months ended March 31, 2004, our cash flow provided by operating activities was $38.3 million compared to $37.1 million for the same period in 2003. The increase in cash flow from operating activities resulted primarily from a $2.3 million increase in property operating income due to the overall increase in our apartment community portfolio (see discussion under “Apartment Community Operations”) and a $2.4 million decrease in interest expense. These increases in cash flow were partially offset by a reduction in our trade payables.

Investing Activities

     For the three months ended March 31, 2004, net cash used in investing activities was $74.8 million compared to $5.2 million for the same period in 2003. Changes in the level of investing activities from period to period reflects our strategy as it relates to our acquisition, capital expenditure, development, and disposition programs, as well as the impact of the capital market environment on these activities, all of which are discussed in further detail below.

Acquisitions

     During the three months ended March 31, 2004, we acquired four apartment communities with 1,115 apartment homes. Consistent with our long-term strategic plan to achieve greater operating efficiencies by investing in fewer, more concentrated markets, over the last two years, we have been expanding our interests in the fast growing Southern California market. During 2004, we plan to continue to channel new investments into those markets we believe will provide the best investment returns for us over the next ten years. Markets will be targeted based upon defined criteria including past performance, expected job growth, current and anticipated housing supply and demand, and the ability to attract and support household formation.

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

     During the first three months of 2004, $12.9 million or $171 per home was spent on capital expenditures for all of our communities, excluding development. These capital improvements included turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as HVAC equipment, roofs, siding, parking lots, and other non-revenue enhancing capital expenditures, which aggregated $6.6 million or $88 per home. In addition, revenue enhancing capital expenditures, including water sub-metering, the initial installation of microwaves or washer-dryers, and extensive interior upgrades totaled $6.1 million or $80 per home and major renovations totaled $0.2 million or $3 per home for the three months ended March 31, 2004.

     The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development and commercial properties for the periods presented:

	Quarter Ended March 31,			Quarter Ended March 31,
	(dollars in thousands)			(per home)
	2004	2003	% Change	2004	2003	% Change
Turnover capital expenditures	$3,951	$3,090	27.9%	$52	$42	23.8%
Other recurring capital expenditures	2,708	3,607	-24.9%	36	49	-26.5%

Total recurring capital expenditures	6,659	6,697	-0.6%	88	91	-3.3%
Revenue enhancing improvements	6,083	1,338	354.6%	80	18	344.4%
Major renovations	196	524	-62.6%	3	7	-57.1%

Total capital improvements	$12,938	$8,559	51.2%	$171	$116	47.4%

Repair and maintenance	9,579	9,646	-0.7%	126	132	-4.5%

Total expenditures	$22,517	$18,205	23.7%	$297	$248	19.8%

     Total capital improvements increased $4.4 million or $55 per home for the first three months of 2004 compared to the same period in 2003. We will continue to selectively add revenue enhancing improvements which we believe will provide a return on investment substantially in excess of our cost of capital. Recurring capital expenditures during 2004 are currently expected to be approximately $470 per home.

Real Estate Under Development

     Development activity is focused in core markets in which we have strong operations in place. For the three months ended March 31, 2004, we invested approximately $2.4 million on development projects, a decrease of $1.8 million from $4.2 million for the same period in 2003.

     The following projects were under development as of March 31, 2004:

		Number of	Completed	Cost to	Budgeted	Estimated	Expected
		Apartment	Apartment	Date	Cost	Cost	Completion
	Location	Homes	Homes	(In thousands)	(In thousands)	Per Home	Date
2000 Post III	San Francisco, CA	24	—	$2,500	$7,000	$291,700	2Q05
Verano at Town Square	Rancho Cucamonga, CA	414	—	17,200	63,500	153,400	4Q05
Mandalay on the Lake	Irving, TX	369	—	5,100	28,200	76,400	1Q06

		807	—	$24,800	$98,700	$122,300

     In addition, we own six parcels of land that we continue to hold for future development that had a carrying value at March 31, 2004 of $7.9 million. Five of the six parcels represent additional phases to existing communities as we plan to add apartment homes adjacent to currently owned communities that are in improving markets.

Development Joint Venture

     In September 2002, we entered into a development joint venture with AEGON USA Realty Advisors, Inc. in which we serve as the managing member. The joint venture is expected to develop approximately eight to ten garden-style apartment communities over the next three years, with a total development cost of up to $210 million. The joint venture will obtain bank construction financing for 65% to 80% of total costs and will provide equity contributions for the balance of the costs with AEGON providing 80% and United Dominion providing 20%. We are serving as the developer, general contractor, and property manager for the joint venture, and have guaranteed those project development costs, excluding financing costs (including fees and interest), which exceed the defined project cost budgeted amounts for each respective project, as they come to fruition. We estimate that the likelihood of funding guarantor obligations is remote and that the impact to us would be immaterial. In June 2003, we contributed land with a carrying value of $3.3 million to the joint venture.

     As of March 31, 2004, Villa Toscana, a 504 apartment home community located in Houston, Texas, was under development and total costs incurred as of March 31, 2004, were $17.3 million. Budgeted costs for the project are estimated to be approximately $28.4 million or $56,300 per apartment home. The project is anticipated to be completed in the third quarter of 2005.

Disposition of Investments

     For the quarter ended March 31, 2004, we sold one community with 100 apartment homes for a gross consideration of $12.8 million. We recognized gains for financial reporting purposes of $1.2 million on this sale. Proceeds from the sale were used primarily to reduce debt.

     During 2004, we plan to continue to pursue our strategy of exiting markets where long-term growth prospects are limited and redeploying capital into markets that would enhance future growth rates and economies of scale. We intend to use proceeds from 2004 dispositions to acquire communities, fund development activity, and reduce debt.

Financing Activities

     Net cash provided by financing activities during the three months ended March 31, 2004, was $33.7 million compared to net cash used in financing activities of $30.5 million for the three months ended March 31, 2003. As part of the plan to improve our balance sheet, we utilized proceeds from dispositions, equity and debt offerings, and refinancings to extend maturities, pay down existing debt, and purchase new properties.

     The following is a summary of our financing activities for the three months ended March 31, 2004:

•	Repaid $37.5 million of secured debt and $46.6 million of unsecured debt.

•	Sold $125 million aggregate principal amount of 5.13% senior unsecured notes due January 2014 ($75 million in January and $50 million in March) under our medium-term note program. These notes represent a re-opening of the 5.13% senior notes due January 2014 that we issued in October 2003, and these notes will constitute a single series of notes, bringing the aggregate principal amount outstanding of the 5.13% senior notes to $200 million. The net proceeds from the issuances of $126.0 million were used to repay secured and unsecured debt obligations maturing in the first quarter of 2004 and to fund the acquisition of apartment homes.

•	Sold $50 million aggregate principal amount of 3.90% medium-term notes due March 2010 in March 2004 under our medium-term note program. The net proceeds from the issuance of approximately $49.4 million were used to fund the acquisition of apartment communities.

Credit Facilities

     We have four secured revolving credit facilities with Fannie Mae with an aggregate commitment of $860 million and one with Freddie Mac for $72 million. As of March 31, 2004, $676.3 million was outstanding under the Fannie Mae credit facilities leaving $183.7 million of unused capacity. The Fannie Mae credit facilities are for an initial term of ten years, bear interest at floating and fixed rates, and can be extended for an additional five years at our discretion. As of March 31, 2004, $70.7 million had been funded under the Freddie Mac credit facility leaving $1.3 million of unused capacity. The Freddie Mac credit facility is for an initial term of five years with an option for us to extend for an additional four-year term at the then market rate. As of March 31, 2004, aggregate borrowings under both the Fannie Mae and Freddie Mac credit facilities were $747.0 million. We have $305.9 million of the funded balance fixed at a weighted average interest rate of 6.4%. The remaining balance on these facilities is currently at a weighted average variable rate of 1.7%.

     We have a $500 million three-year unsecured revolving credit facility that matures in March 2006. If we receive commitments from additional lenders or if the initial lenders increase their commitments, we will be able to increase the credit facility to $650 million. At our option, the credit facility can be extended one year to March 2007. Based on our current credit ratings, the credit facility bears interest at a rate equal to LIBOR plus 90 basis points. As of March 31, 2004, $105.1 million was outstanding under the credit facility leaving $394.9 million of unused capacity.

     The Fannie Mae, Freddie Mac, and bank revolving credit facilities are subject to customary financial covenants and limitations.

     Information concerning short-term bank borrowings under our credit facility and unsecured term loan is summarized in the table that follows (dollars in thousands):

	Three Months Ended	Twelve Months Ended
	March 31, 2004	December 31, 2003
Total revolving credit facility	$500,000	$500,000
Borrowings outstanding at end of period	105,100	137,900
Weighted average daily borrowings during the period	142,796	171,179
Maximum daily borrowings during the period	183,400	272,800
Weighted average interest rate during the period	1.8%	2.1%
Weighted average interest rate at end of period	1.4%	1.6%
Weighted average interest rate at end of period — after giving effect to swap agreements	4.9%	4.2%

Derivative Instruments

     As part of our overall interest rate risk management strategy, we use derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. Our derivative transactions used for interest rate risk management include various interest rate swaps with indices that relate to the pricing of specific financial instruments of the company. We believe that we have appropriately controlled our interest rate risk through the use of derivative instruments. During the first three months of 2004, the fair value of our derivative instruments has improved from an unfavorable $1.6 million at December 31, 2003, to an unfavorable $0.7 million at March 31, 2004. This decrease is primarily due to the normal progression of the fair market value of derivative instruments towards zero as they approach expiration.

Funds from Operations

     Funds from operations (“FFO”) is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of depreciable property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We compute FFO for all periods presented in accordance with the recommendations set forth by the National Association of Real Estate Investment Trust’s (“NAREIT”) April 1, 2002 White Paper. Adjusted funds from operations (“AFFO”) is defined as FFO less recurring capital expenditures for our stabilized portfolio of $470 per home in 2004 and $464 per home in 2003. We consider FFO and AFFO in evaluating property acquisitions and our operating performance, and believe that FFO and AFFO should be considered along with, but not as an alternative to, net income as a measure of our operating performance and liquidity. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

     Historical cost accounting for real estate assets in accordance with generally accepted accounting principles implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical costs depreciation of real estate assets, among other items, from net income based on generally accepted accounting principles. The use of FFO, combined with the required presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. We generally consider FFO to be a useful measure for reviewing our comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. We believe that FFO and AFFO are the best measures of economic profitability for real estate investment trusts.

     The following table outlines our FFO calculation and reconciliation to generally accepted accounting principles for the three months ended March 31, (dollars and shares in thousands):

	2004	2003
Net income	$15,312	$13,441
Adjustments:
Distributions to preferred stockholders	(5,085)	(6,947)
Real estate depreciation and amortization, net of outside partners’ interest in 2003	41,926	37,449
Minority interests of unitholders in operating partnership	460	251
Real estate depreciation related to unconsolidated entities	57	33
Discontinued Operations:
Real estate depreciation	985	1,659
Minority interests of unitholders in operating partnership	146	210
Net gains on sales of depreciable property	(1,205)	(1,045)

Funds from operations (“FFO”) — basic	$52,596	$45,051

Distributions to preferred stockholders — Series D and E (Convertible)	2,174	4,036

Funds from operations — diluted	$54,770	$49,087

Recurring capital expenditures	(8,926)	(8,506)

Adjusted funds from operations (“AFFO”) — diluted	$45,844	$40,581

Weighted average number of common shares and OP Units outstanding — basic	135,901	114,659
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	145,163	129,420

     In the computation of diluted FFO, OP Units, out-performance partnership shares, and the shares of Series D and Series E convertible preferred stock are dilutive; therefore, they are included in the diluted share count. For the three months ended March 31, 2004, distributions to preferred stockholders exclude $1.6 million related to a premium on preferred share repurchases.

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

     The following is a presentation of cash flow metrics based on generally accepted accounting principles for the three months ended March 31 (dollars in thousands):

	2004	2003
Net cash provided by operating activities	$38,255	$37,064
Net cash used in investing activities	(74,837)	(5,169)
Net cash provided by/(used in) financing activities	33,731	(30,534)

Results of Operations

     The following discussion includes the results of both continuing and discontinued operations for the periods presented.

Net Income Available to Common Stockholders

     Net income available to common stockholders was $8.7 million ($0.07 per diluted share) for the quarter ended March 31, 2004, compared to $6.5 million ($0.06 per diluted share) for the same period in the prior year. The increase for the quarter ended March 31, 2004 when compared to the same period in 2003 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this report:

•	a $2.3 million increase in operating results during the current quarter;

•	a $2.4 million decrease in interest expense in the current quarter;

•	a $0.7 million decrease in general and administrative expense during the current quarter; and

•	$0.2 million more in gains recognized from the sale of depreciable property during the current quarter;

     These increases in income were partially offset by a $3.6 million increase in depreciation expense during the current period when compared to 2003.

Apartment Community Operations

     Our net income is primarily generated from the operation of our apartment communities. The following table summarizes the operating performance of our total apartment portfolio for each of the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2004	2003	% Change
Property rental income	$158,505	$151,924	4.3%
Property operating expense*	(62,031)	(57,775)	7.4%

Property operating income	$96,474	$94,149	2.5%

Weighted average number of homes	76,314	73,629	3.6%
Physical occupancy**	93.1%	93.4%	-0.3%

*	Excludes depreciation, amortization, and property management expenses.

**	Based upon weighted average stabilized homes.

     The increase in total property operating income since March 31, 2003, is primarily due to an overall increase in the weighted average number of apartment homes.

Same Communities

     Our same communities (those communities acquired, developed, and stabilized prior to January 1, 2003 and held on March 31, 2004, which consisted of 69,620 apartment homes) provided 89% of our property operating income for the three months ended March 31, 2004.

     For the first quarter of 2004, same community property operating income decreased 3.2% or $2.8 million compared to the same period in 2003. The overall decrease in property operating income was primarily attributable to a 0.6% or $0.8 million decrease in revenues from rental and other income and a 3.8% or $2.0 million increase in operating expenses. The decrease in revenues from rental and other income was primarily driven by a 1.5% or $2.3 million decrease in rental rates. This decrease in income was partially offset by a 10.2% or $0.4 million decrease in concession expense, and a 9.9% or $0.9 million increase in utility reimbursement income. Physical occupancy decreased 0.2% to 93.1%.

     The increase in property operating expenses was primarily driven by a 7.8% or $0.7 million increase in utilities expense, a 21.4% or $0.6 million increase in insurance costs, a 4.1% or $0.6 million increase in personnel costs, and a 4.0% or $0.4 million increase in repair and maintenance costs.

     As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property operating income divided by property rental income) decreased 1.7% to 60.6%.

Non-Mature Communities

     The remaining 11% of our property operating income during the first quarter of 2004 was generated from communities that we classify as “non-mature communities” (primarily those communities acquired or developed during 2003 and 2004, sold properties, and those properties classified as real estate held for disposition). The fifteen communities with 4,628 apartment homes that we acquired during 2003 and 2004 provided $7.0 million of property operating income. The one community with 100 apartment homes sold during 2004 provided $72,000 of property operating income. In addition, our development communities, which included 178 apartment homes constructed since January 1, 2003, provided $0.2 million of property operating income during 2004, the seven communities with 1,810 apartment homes classified as real estate held for disposition provided $2.0 million of property operating income, and other non-mature communities provided $1.0 million of property operating income for the quarter ended March 31, 2004.

Real Estate Depreciation and Amortization

     For the three months ended March 31, 2004, real estate depreciation on both continuing and discontinued operations increased 9.2% or $3.6 million compared to the same period in 2003, primarily as a result of the increase in the weighted average number of apartment homes owned from March 31, 2003 to March 31, 2004.

Interest Expense

     For the three months ended March 31, 2004, interest expense on both continuing and discontinued operations decreased 7.7% or $2.4 million from the same period in 2003 primarily due to debt refinancings and decreasing interest rates. For the quarter ended March 31, 2004, the weighted average amount of debt outstanding increased 4.7% or $96.7 million compared to the prior year. However, this was more than offset by the weighted average interest rate declining from 5.9% to 5.2% during 2004. The weighted average amount of debt outstanding during 2004 is higher than 2003 as acquisition costs in 2004 have been funded, in most part, by the issuance of debt. The decrease in the average interest rate during 2004 reflects our ability to take advantage of declining interest rates through refinancing and the utilization of variable rate debt.

General and Administrative

     For the three months ended March 31, 2004, general and administrative expenses decreased $0.7 million or 12.8% compared to the same period in 2003 primarily as a result of a decrease in incentive compensation expense and professional service costs.

Gains on Sales of Land and Depreciable Property

     For the three months ended March 31, 2004, we recognized gains for financial reporting purposes of $1.2 million, compared to $1.0 million for the comparable period in 2003. Changes in the level of gains recognized from period to period reflect the changing level of our divestiture activity from period to period, as well as the extent of gains related to specific properties sold.

Inflation

     We believe that the direct effects of inflation on our operations have been immaterial. Substantially all of our leases are for a term of one year or less which generally minimizes our risk from the adverse effects of inflation.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

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

     For a discussion of these and other factors affecting our business and prospects, see “Item 1. —Business—Factors Affecting Our Business and Prospects” in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

     See our Annual Report on Form 10-K for the year ended December 31, 2003 “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of March 31, 2004, our market risk has not changed materially from the amounts reported on our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. CONTROLS AND PROCEDURES

     As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. In addition, our Chief Executive Officer and our Chief Financial Officer concluded that during the quarter ended March 31, 2004, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     On June 3, 1999, our Board of Directors authorized the repurchase in open market transactions, in block purchases, or otherwise, of up to 5.5 million shares of our common stock. On December 5, 2000, our Board of Directors authorized the purchase of up to an additional 5.5 million shares of common stock in open market transactions, in block purchases or otherwise. As of March 31, 2004, we have repurchased a total of 8,749,763 shares of common stock under this program. As disclosed in the table below, we did not purchase any shares of our common stock during the quarter ended March 31, 2004.

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price	Announced Plans or	the Plans
Period	Shares Purchased	Per Share	Programs	or Programs
January 1, 2004 through January 31, 2004	0	N/A	0	2,250,237
February 1, 2004 through February 29, 2004	0	N/A	0	2,250,237
March 1, 2004 through March 31, 2004	0	N/A	0	2,250,237
Total	0	N/A	0	2,250,237

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

(b)	Reports on Form 8-K.

     We filed or furnished the following Current Reports on Form 8-K during the quarter ended March 31, 2004. The information provided under Item 12. Results of Operations and Financial Condition is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

     Current Report on Form 8-K dated November 25, 2003, filed with the Securities and Exchange Commission on January 9, 2004, under Item 5. Other Events and under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

     Current Report on Form 8-K dated January 12, 2004, filed with the Securities and Exchange Commission on January 13, 2004, under Item 5. Other Events and under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

     Current Report on Form 8-K/A dated November 25, 2003, filed with the Securities and Exchange Commission on February 13, 2004, under Item 5. Other Events and under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

     Current Report on Form 8-K dated February 9, 2004, furnished to the Securities and Exchange Commission on February 17, 2004, under Item 12. Results of Operations and Financial Condition.

     Current Report on Form 8-K dated February 18, 2004, filed with the Securities and Exchange Commission on February 18, 2004, under Item 5. Other Events and under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

     Current Report on Form 8-K dated March 11, 2004, filed with the Securities and Exchange Commission on March 12, 2004, under Item 5. Other Events and under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Dominion Realty Trust, Inc.
(registrant)

Date: May 6, 2004	/s/ Christopher D. Genry

Christopher D. Genry
Executive Vice President and
Chief Financial Officer

Date: May 6, 2004	/s/ Scott A. Shanaberger

Scott A. Shanaberger
Senior Vice President and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Bylaws (as amended through February 13, 2004) (incorporated by reference to Exhibit 3.02 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 1-10524)).

4.1	5.13% Medium-Term Note due January 2014 issued January 15, 2004.

4.2	5.13% Medium-Term Note due January 2014 issued March 18, 2004.

4.3	3.90% Medium-Term Note due March 2010 issued March 18, 2004.

10.1	Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2004 (incorporated by reference to Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 1-10524)).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.