Form 10-Q
period 2004-06-30
UNITED DOMINION REALTY TRUST INC
filed 2004-08-06
CIK 74208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

     The number of shares of the issuer’s common stock, $1 par value, outstanding as of August 3, 2004 was 127,904,170.

UNITED DOMINION REALTY TRUST, INC.

FORM 10-Q
INDEX

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (unaudited)
	Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003	2
	Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003	3
	Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003	4
	Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2004	5
	Notes to Consolidated Financial Statements	6-14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15-27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures .	28

PART II — OTHER INFORMATION
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	28
Item 4.	Submission of Matters to a Vote of Security Holders	29
Item 6.	Exhibits and Reports on Form 8-K	29
Signatures		30
4.30% Medium-Term Note due July 2007 dated June 25, 2004
Computation of Ratio of Earnings to Fixed Charges
Rule 13a-14(a) Certification of the Chief Executive Officer
Rule 13a-14(a) Certification of the Chief Financial Officer
Section 1350 Certification of the Chief Executive Officer
Section 1350 Certification of the Chief Financial Officer

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)
(Unaudited)

	June 30,	December 31,
	2004	2003

ASSETS
Real estate owned:
Real estate held for investment	$4,362,196	$4,157,837
Less: accumulated depreciation	(935,677)	(852,461)

	3,426,519	3,305,376
Real estate under development	58,069	30,375
Real estate held for disposition (net of accumulated depreciation of $14,068 and $44,169)	47,921	119,170

Total real estate owned, net of accumulated depreciation	3,532,509	3,454,921
Cash and cash equivalents	753	4,824
Restricted cash	6,364	7,540
Deferred financing costs, net	21,131	21,425
Investment in unconsolidated development joint venture	809	1,673
Funds held in escrow from 1031 exchanges pending the acquisition of real estate	2,339	14,447
Notes receivable	44,586	13,000
Other assets	32,385	25,553
Other assets — real estate held for disposition	96	260

Total assets	$3,640,972	$3,543,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured debt	$999,658	$1,018,028
Unsecured debt	1,267,650	1,114,009
Real estate taxes payable	24,274	30,334
Accrued interest payable	15,042	12,892
Security deposits and prepaid rent	21,715	23,156
Distributions payable	41,782	40,623
Deferred gain on sale of depreciable property	11,413	—
Accounts payable, accrued expenses, and other liabilities	39,990	45,080
Other liabilities — real estate held for disposition	666	1,879

Total liabilities	2,422,190	2,286,001
Minority interests	89,813	94,206
Stockholders’ equity:
Preferred stock, no par value; $25 liquidation preference, 25,000,000 shares authorized;
5,416,009 shares 8.60% Series B Cumulative Redeemable issued and outstanding (5,416,009 in 2003)	135,400	135,400
2,000,000 shares 7.50% Series D Cumulative Convertible Redeemable issued and outstanding (2,000,000 in 2003)	47,396	44,271
3,425,217 shares 8.00% Series E Cumulative Convertible issued and outstanding (3,425,217 in 2003)	56,893	56,893
Common stock, $1 par value; 250,000,000 shares authorized 127,771,383 shares issued and outstanding (127,295,126 in 2003)	127,771	127,295
Additional paid-in capital	1,465,452	1,458,983
Distributions in excess of net income	(695,840)	(651,497)
Deferred compensation — unearned restricted stock awards	(8,103)	(5,588)
Notes receivable from officer-stockholders	—	(459)
Accumulated other comprehensive loss	—	(1,862)

Total stockholders’ equity	1,128,969	1,163,436

Total liabilities and stockholders’ equity	$3,640,972	$3,543,643

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

REVENUES
Rental income	$156,754	$143,940	$309,745	$286,782
Non-property income	1,062	194	1,406	396

Total revenues	157,816	144,134	311,151	287,178
EXPENSES
Rental expenses:
Real estate taxes and insurance	19,021	16,576	37,788	33,184
Personnel	16,132	14,069	32,210	28,503
Utilities	9,051	8,346	19,123	17,021
Repair and maintenance	10,397	8,941	19,498	17,857
Administrative and marketing	5,622	5,383	11,075	10,568
Property management	4,390	4,201	8,751	8,379
Other operating expenses	291	316	561	610
Real estate depreciation and amortization	43,125	37,364	84,474	74,368
Interest	29,295	29,595	58,201	61,156
General and administrative	4,627	5,157	9,381	10,606
Other depreciation and amortization	849	753	1,783	1,496

Total expenses	142,800	130,701	282,845	263,748

Income before minority interests and discontinued operations	15,016	13,433	28,306	23,430
Minority interests of outside partnerships	(50)	(239)	(115)	(614)
Minority interests of unitholders in operating partnerships	(522)	14	(955)	(187)

Income before discontinued operations, net of minority interests	14,444	13,208	27,236	22,629
Income from discontinued operations, net of minority interests	14,067	2,276	16,587	6,295

Net income	28,511	15,484	43,823	28,924
Distributions to preferred stockholders — Series B	(2,911)	(2,911)	(5,822)	(5,822)
Distributions to preferred stockholders — Series D (Convertible)	(1,045)	(3,393)	(2,080)	(7,428)
Distributions to preferred stockholders — Series E (Convertible)	(1,138)	(228)	(2,276)	(228)
Premium on preferred share conversions	(1,562)	(6,250)	(3,125)	(6,250)

Net income available to common stockholders	$21,855	$2,702	$30,520	$9,196

Earnings per common share — basic and diluted:
Income from continuing operations available to common stockholders, net of minority interests	$0.06	$0.00	$0.11	$0.02
Income from discontinued operations, net of minority interests	$0.11	$0.02	$0.13	$0.06
Net income available to common stockholders	$0.17	$0.02	$0.24	$0.08
Common distributions declared per share	$0.2925	$0.2850	$0.5850	$0.5700
Weighted average number of common shares outstanding — basic	127,150	112,467	127,057	110,169
Weighted average number of common shares outstanding — diluted	128,065	113,439	127,996	111,101

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)
(Unaudited)

	Six Months Ended
	June 30,

	2004	2003

Operating Activities
Net income	$43,823	$28,924
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	87,944	80,616
Net gains on sales of land and depreciable property	(15,019)	(933)
Minority interests	2,199	1,209
Gain on early debt retirement	—	(171)
Amortization of deferred financing costs and other	3,199	2,942
Changes in operating assets and liabilities:
Increase in operating assets	(4,670)	(2,133)
Decrease in operating liabilities	(10,715)	(9,648)

Net cash provided by operating activities	106,761	100,806
Investing Activities
Proceeds from sales of real estate investments, net	56,943	11,350
Acquisition of real estate assets, net of liabilities assumed and equity	(143,019)	(135,025)
Development of real estate assets	(10,759)	(9,661)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(31,146)	(23,535)
Capital expenditures — non-real estate assets	(862)	(480)
Decrease in funds held in escrow from tax free exchanges pending the acquisition of real estate	12,108	—

Net cash used in investing activities	(116,735)	(157,351)
Financing Activities
Proceeds from the issuance of secured debt	—	37,415
Scheduled principal payments on secured debt	(38,220)	(7,746)
Non-scheduled principal payments and prepayment penalties on secured debt	(21,474)	—
Proceeds from the issuance of unsecured debt	246,973	149,250
Payments and prepayment premiums on unsecured debt	(46,585)	(207,307)
Net (repayment)/proceeds of revolving bank debt	(45,600)	78,200
Payment of financing costs	(2,520)	(7,413)
Proceeds from the issuance of common stock	2,704	91,312
Proceeds from the repayment of officer loans	459	—
Proceeds from the issuance of performance shares	80	—
Distributions paid to minority interests	(6,031)	(4,024)
Distributions paid to preferred stockholders	(10,160)	(13,858)
Distributions paid to common stockholders	(73,723)	(60,738)
Repurchase of common stock	—	(71)

Net cash provided by financing activities	5,903	55,020
Net decrease in cash and cash equivalents	(4,071)	(1,525)
Cash and cash equivalents, beginning of period	4,824	3,152

Cash and cash equivalents, end of period	$753	$1,627

Supplemental Information:
Interest paid during the period	$54,736	$59,986
Non-cash transactions:
Conversion of operating partnership minority interests to common stock (82,867 shares in 2004 and 38,423 shares in 2003)	641	476
Issuance of restricted stock awards	3,600	5,286
Issuance of preferred stock in connection with acquisitions	—	58,811
Issuance of preferred operating partnership units in connection with acquisitions	—	26,872
Cancellation of a note receivable with the acquisition of a property	8,000	—
Secured debt assumed with the acquisition of a property	41,324	—
Receipt of note receivable in connection with sales of real estate investments	75,586	—
Deferred gain in connection with sales of real estate investments	11,413	—

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

							Deferred	Notes
							Compensation —	Receivable	Accumulated
	Preferred Stock		Common Stock			Distributions	Unearned	from	Other
					Paid-in	in Excess of	Restricted	Officer —	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Net Income	Stock Awards	Stockholders	Loss	Total

Balance, December 31, 2003	10,841,226	$236,564	127,295,126	$127,295	$1,458,983	$(651,497)	$(5,588)	$(459)	$(1,862)	$1,163,436

Comprehensive Income
Net income						43,823				43,823
Other comprehensive income:
Unrealized gain on derivative financial instruments									1,862	1,862

Comprehensive income						43,823			1,862	45,685

Issuance of common shares to employees, officers, and director- stockholders			227,062	228	1,776					2,004
Issuance of common shares through dividend reinvestment and stock purchase plan			37,487	37	663					700
Issuance of restricted stock awards			128,841	128	3,472		(3,600)			—
Adjustment for conversion of minority interests of unitholders in operating partnerships			82,867	83	558					641
Principal repayments on notes receivable from officer- stockholders								459		459
Accretion of premium on Series D redemptions		3,125				(3,125)				—
Common stock distributions declared ($0.5850 per share)						(74,863)				(74,863)
Preferred stock distributions declared-Series B ($1.0750 per share)						(5,822)				(5,822)
Preferred stock distributions declared-Series D ($1.0446 per share)						(2,080)				(2,080)
Preferred stock distributions declared-Series E ($0.6644 per share)						(2,276)				(2,276)
Amortization of deferred compensation							1,085			1,085

Balance, June 30, 2004	10,841,226	$239,689	127,771,383	$127,771	$1,465,452	$(695,840)	$(8,103)	$—	$—	$1,128,969

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(UNAUDITED)

1.	Consolidation and Basis of Presentation

      The accompanying consolidated financial statements include the accounts of United Dominion and its subsidiaries, including United Dominion Realty, L.P., (the “Operating Partnership”), and Heritage Communities L.P. (the “Heritage OP”), (collectively, “United Dominion”). As of June 30, 2004, there were 130,397,811 units in the Operating Partnership outstanding, of which 120,286,089 units or 92.2% were owned by United Dominion and 10,111,722 units or 7.8% were owned by limited partners. As of June 30, 2004, there were 5,542,200 units in the Heritage OP outstanding, of which 5,183,522 units or 93.5% were owned by United Dominion and 358,678 units or 6.5% were owned by limited partners. The consolidated financial statements of United Dominion include the minority interests of the unitholders in the Operating Partnership and the Heritage OP. All significant intercompany accounts and transactions have been eliminated in consolidation.

      The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and related notes appearing in United Dominion’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission as amended by the Current Report on Form 8-K filed May 14, 2004.

      In the opinion of management, the consolidated financial statements reflect all adjustments which are necessary for the fair presentation of financial position at June 30, 2004 and results of operations for the interim periods ended June 30, 2004 and 2003. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

2.     Real Estate Held for Investment

      At June 30, 2004, there are 260 communities with 74,883 apartment homes classified as real estate held for investment. The following table summarizes the components of real estate held for investment, (dollars in thousands):

	June 30,	December 31,
	2004	2003

Land and land improvements	$860,478	$827,054
Buildings and improvements	3,276,345	3,116,436
Furniture, fixtures, and equipment	225,373	214,347

Real estate held for investment	4,362,196	4,157,837
Accumulated depreciation	(935,677)	(852,461)

Real estate held for investment, net	$3,426,519	$3,305,376

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

3.     Income from Discontinued Operations

      FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“FAS 144”) requires, among other things, that the primary assets and liabilities and the results of operations of United Dominion’s real properties which have been sold subsequent to January 1, 2002, or are held for disposition subsequent to January 1, 2002, be classified as discontinued operations and segregated in United Dominion’s Consolidated Statements of Operations and Balance Sheets. Properties classified as real estate held for disposition generally represent properties that are under contract for sale and are expected to close within the next twelve months.

      For purposes of these financial statements, FAS 144 results in the presentation of the primary assets and liabilities and the net operating results of those properties sold or classified as held for disposition through June 30, 2004, as discontinued operations for all periods presented. The adoption of FAS 144 does not have an impact on net income available to common stockholders. FAS 144 only results in the reclassification of the operating results of all properties sold or classified as held for disposition through June 30, 2004, within the Consolidated Statements of Operations for the quarters ended June 30, 2004 and 2003, and the reclassification of the assets and liabilities within the Consolidated Balance Sheets for 2004 and 2003.

      For the six months ended June 30, 2004, United Dominion sold eight communities with 1,910 apartment homes. In conjunction with the sales, we received a note receivable for $75.6 million that bears interest at 7.0%. The note matures December 31, 2004. As of June 30, 2004, the balance on the note receivable was $39.6 million. We recognized gains for financial reporting purposes of $15.0 million on these sales and will recognize $11.4 million in additional gains as the note receivable matures. At June 30, 2004, United Dominion had two communities with a total of 1,190 apartment homes and a net book value of $44.0 million and one parcel of land with a net book value of $3.9 million included in real estate held for disposition. For the year ended December 31, 2003, United Dominion sold seven communities with a total of 1,927 apartment homes and two commercial properties. The results of operations for these properties and the interest expense associated with the secured debt on these properties are classified on the Consolidated Statements of Operations in the line item entitled “Income from discontinued operations, net of minority interests.”

      The following is a summary of income from discontinued operations for the three and six months ended June 30, (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Rental income	$2,937	$9,041	$8,565	$18,635
Rental expenses	1,614	4,062	4,180	8,104
Real estate depreciation	109	2,429	1,670	4,730
Other expenses	4	15	18	33

	1,727	6,506	5,868	12,867
Income before gain/(loss) on sale of depreciable property and minority interests	1,210	2,535	2,697	5,768
Net gain/(loss) on sale of depreciable property	13,814	(112)	15,019	935

Income before minority interests	15,024	2,423	17,716	6,703
Minority interests on income from discontinued operations	(957)	(147)	(1,129)	(408)

Income from discontinued operations, net of minority interests	$14,067	$2,276	$16,587	$6,295

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

      The following is a summary of the financial position of the joint venture as of June 30, 2004 (dollars in thousands):

Assets
Real estate under development	$22,894
Less: accumulated depreciation	(222)

Real estate under development, net of accumulated depreciation	22,672
Cash and cash equivalents	41
Deferred financing costs	225

Total assets	$22,938

Liabilities and Members’ Equity
Mortgage note payable	$14,369
Accrued real estate taxes payable	158
Security deposits and prepaid rent	54
Accrued interest payable	19
Accounts payable and other accrued liabilities	127

Total liabilities	14,727
Members’ equity:
Capital contributions UDR/ AEGON Development Venture I, LLC	8,501
Net loss	(290)

Total members’ equity	8,211

Total liabilities and members’ equity	$22,938

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

5.     Secured Debt

      Secured debt on continuing and discontinued operations, which encumbers $1.5 billion or 34% of United Dominion’s real estate owned based upon book value ($3.0 billion or 66% of United Dominion’s real estate owned is unencumbered) consists of the following as of June 30, 2004 (dollars in thousands):

				Weighted
			Weighted	Average	Number of
	Principal Outstanding		Average	Years to	Communities
			Interest Rate	Maturity	Encumbered
	June 30,	December 31,
	2004	2003	2004	2004	2004

Fixed Rate Debt
Mortgage notes payable	$159,576	$174,520	6.92%	5.8	11
Tax-exempt secured notes payable	39,345	42,540	6.13%	17.2	4
Fannie Mae credit facilities	288,875	288,875	6.40%	6.6	9
Fannie Mae credit facilities — swapped	—	17,000	—	—	—

Total fixed rate secured debt	487,796	522,935	6.55%	7.2	24
Variable Rate Debt
Mortgage notes payable	45,954	46,185	2.31%	7.4	4
Tax-exempt secured note payable	7,770	7,770	1.05%	23.7	1
Fannie Mae credit facilities	387,469	370,469	1.75%	12.9	51
Freddie Mac credit facility	70,669	70,669	1.49%	6.6	8

Total variable rate secured debt	511,862	495,093	1.75%	11.7	64

Total secured debt	$999,658	$1,018,028	4.09%	9.5	88

      Weighted average years to maturity include certain extension options.

      Approximate principal payments due during each of the next five calendar years and thereafter, as of June 30, 2004, are as follows (dollars in thousands):

			Total
	Fixed Rate	Variable Rate	Secured
Year	Maturities	Maturities	Maturities

2004	$2,270	$173	$2,443
2005	18,805	4,660	23,465
2006	59,943	3,706	63,649
2007	7,491	70,669	78,160
2008	10,641	—	10,641
Thereafter	388,646	432,654	821,300

	$487,796	$511,862	$999,658

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

6.     Unsecured Debt

      A summary of unsecured debt as of June 30, 2004 and December 31, 2003 is as follows (dollars in thousands):

	2004	2003

Commercial Banks
Borrowings outstanding under an unsecured credit facility due March 2006(a)	$92,300	$137,900
Senior Unsecured Notes – Other
7.67% Medium-Term Notes due January 2004	—	46,585
7.73% Medium-Term Notes due April 2005	21,100	21,100
7.02% Medium-Term Notes due November 2005	49,760	49,760
Verano Construction Loan due February 2006	21,018	—
7.95% Medium-Term Notes due July 2006	85,374	85,374
7.07% Medium-Term Notes due November 2006	25,000	25,000
7.25% Notes due January 2007	92,255	92,255
4.30% Medium-Term Notes due July 2007	50,000	—
4.50% Medium-Term Notes due March 2008	200,000	200,000
ABAG Tax-Exempt Bonds due August 2008	46,700	46,700
8.50% Monthly Income Notes due November 2008	29,081	29,081
4.25% Medium-Term Notes due January 2009	50,000	50,000
6.50% Notes due June 2009	200,000	200,000
3.90% Medium-Term Notes due March 2010	50,000	—
5.13% Medium-Term Notes due January 2014	200,000	75,000
8.50% Debentures due September 2024(b)	54,118	54,118
Other(c)	944	1,136

	1,175,350	976,109

Total Unsecured Debt	$1,267,650	$1,114,009

(a)	United Dominion has a three-year $500 million unsecured revolving credit facility. If United Dominion receives commitments from additional lenders or if the initial lenders increase their commitments, United Dominion will be able to increase the credit facility to $650 million. At United Dominion’s option, the credit facility can be extended for one year to March 2007. At June 30, 2004, United Dominion had one interest rate swap agreement associated with commercial bank borrowings under the revolver with a notional value of $5.0 million under which United Dominion pays a fixed rate of interest and receives a variable rate of interest on the notional amount. The interest rate swap, which matures July 1, 2004, effectively changes United Dominion’s interest rate exposure on the $5.0 million of borrowings from a variable rate to a weighted average fixed rate of approximately 7.8%. As of June 30, 2004, the weighted average interest rate of commercial borrowings, after giving effect to the swap agreement, was 1.9%.

(b)	Includes an investor put feature that grants a one-time option to redeem the debentures in September 2004.

(c)	Represents deferred gains from the termination of interest rate risk management agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

7.     Financial Instruments

      United Dominion accounts for its derivative instruments in accordance with Statements of Financial Accounting Standards No. 133 and No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities.” At June 30, 2004, United Dominion’s derivative financial instrument is an interest rate swap agreement that is designated as a cash flow hedge of debt with variable interest rate features, and is a qualifying hedge for financial reporting purposes. For a derivative instrument that qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings during the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.

      The fair value of United Dominion’s derivative instrument is reported on the balance sheet at its current fair value. The estimated fair value for our interest rate swap relies on prevailing market interest rates. The fair value amount should not be viewed in isolation, but rather in relation to the value of the underlying hedged transaction and investment and to the overall reduction in exposure to adverse fluctuations in interest rates. The interest rate swap agreement is designated with all or a portion of the principal balance and term of a specific debt obligation. The interest rate swap involves the periodic exchange of payments over the life of the related agreements. An amount received or paid on the interest rate swap is recorded on an accrual basis as an adjustment to the related interest expense of the outstanding debt based on the accrual method of accounting. The related amount payable to and receivable from counterparties is included in other liabilities and other assets, respectively.

      As of June 30, 2004, United Dominion had one interest rate swap agreement associated with commercial bank borrowings under our revolver with a notional value of $5.0 million under which United Dominion pays a fixed rate of interest and receives a variable rate of interest on the notional amount. The interest rate swap, which matured on July 1, 2004, has a fair value of $0 at June 30, 2004, and, therefore, we have no derivative financial instrument liabilities reported on our Consolidated Balance Sheet at June 30, 2004. For the quarter ended June 30, 2004, United Dominion recognized $0.9 million of unrealized gains in comprehensive income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

      The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Numerator for basic and diluted earnings per share —
Net income available to common stockholders	$21,855	$2,702	$30,520	$9,196

Denominator:
Denominator for basic earnings per share —
Weighted average common shares outstanding	127,764	112,952	127,642	110,525
Non-vested restricted stock awards	(614)	(485)	(585)	(356)

	127,150	112,467	127,057	110,169

Effect of dilutive securities:
Employee stock options and non-vested restricted stock awards	915	972	939	932

Denominator for diluted earnings per share	128,065	113,439	127,996	111,101

Basic and diluted earnings per share	$0.17	$0.02	$0.24	$0.08

      The effect of the conversion of the operating partnership units, Series A Out-Performance Partnership Shares, and convertible preferred stock is not dilutive and is therefore not included in the above calculations. If the operating partnership units were converted to common stock, the additional shares of common stock outstanding for the three and six months ended June 30, 2004 would be 8,680,217 and 8,683,229 weighted average common shares, and 7,286,193 and 7,124,753 weighted average common shares for the three and six months ended June 30, 2003. If the Series A Out-Performance Partnership Shares were converted to common stock, the additional shares of common stock outstanding for the three and six months ended June 30, 2004 would be 1,791,329 weighted average common shares, and 1,853,204 weighted average common shares for the three and six months ended June 30, 2003. If the convertible preferred stock were converted to common stock, the additional shares of common stock outstanding for the three and six months ended June 30, 2004 would be 6,502,140 weighted average common shares, and 11,632,713 and 11,968,318 weighted average common shares for the three and six months ended June 30, 2003, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

      The following table sets forth United Dominion’s earnings and earnings per share had United Dominion’s stock-based compensation expense been determined based upon the fair value method at the date of grant, consistent with the provisions of SFAS 123 (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Reported net income available to common stockholders	$21,855	$2,702	$30,520	$9,196
Stock-based employee compensation cost
included in net income	271	543	1,096	1,056
Stock-based employee compensation cost that would have been included in net income under the fair value method	(287)	(617)	(1,163)	(1,204)

Adjusted net income available to common stockholders	$21,839	$2,628	$30,453	$9,048

Earnings per common share — basic and diluted
As reported	$0.17	$0.02	$0.24	$0.08

Pro forma	$0.17	$0.02	$0.24	$0.08

10.     Comprehensive Income

      Total comprehensive income for the three and six months ended June 30, 2004 and 2003 was $29.5 million and $45.7 million for 2004 and $17.8 million and $34.3 million for 2003, respectively. The difference between net income and total comprehensive income is primarily due to the fair value accounting for interest rate swaps.

11.     Commitments and Contingencies

Commitments

      United Dominion is committed to completing its real estate under development, which has an estimated cost to complete of $67.2 million at June 30, 2004.

Contingencies

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

      At the conclusion of the measurement period, if United Dominion’s total cumulative return satisfies these criteria, the Series B LLC as holder of the Series B OPPSs will receive (for the indirect benefit of the Participants as holders of interests in the Series B LLC) distributions and allocations of income and loss from the Operating Partnership (accounted for on a consistent basis with all other OP Units) equal to the distributions and allocations that would be received on the number of OP Units obtained by:

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

12.     Related Party Transactions

      United Dominion’s notes receivable from certain officers matured in June 2004. The purpose of the loans was for the borrowers to purchase shares of United Dominion’s common stock pursuant to United Dominion’s 1991 Stock Purchase and Loan Plan. The loans were evidenced by promissory notes between the borrowers and United Dominion and secured by a pledge of the shares of common stock.

      In addition, United Dominion had entered into a Servicing and Purchase Agreement (the “Servicing Agreement”) with SunTrust Bank (the “Bank”) whereby United Dominion acted as servicing agent for and to purchase certain loans made by the Bank to officers and directors of United Dominion (the “Borrowers”) to finance the purchase of shares of United Dominion’s common stock. The loans were evidenced by promissory notes (“Notes”) between each Borrower and the Bank. The Servicing Agreement provided that the Bank could require United Dominion to purchase the Notes upon an event of default by the Borrower or United Dominion under the Servicing Agreement and at certain other times during the term of the Servicing Agreement. All of the Notes matured in June 2004.

13.     Impact of Recently Issued Accounting Standards

      In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”(“FAS 150”). The statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. This statement is effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB decided to indefinitely defer the effective date of certain provisions of FAS 150 related to finite life entities and also indicated it may modify other guidance in FAS 150. United Dominion believes that its equity and its partner’s equity reported on the Consolidated Balance Sheets as “Minority interests,” are properly classified.

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

      At June 30, 2004, our portfolio included 262 communities with 76,073 apartment homes nationwide. The following table summarizes our market information by major geographic markets (includes real estate held for disposition, real estate under development, and land, but excludes commercial properties):

					Three Months Ended		Six Months Ended
	As of June 30, 2004				June 30, 2004		June 30, 2004

						Average		Average
	Number of	Number of	Percentage of	Carrying	Average	Monthly	Average	Monthly
	Apartment	Apartment	Carrying	Value	Physical	Rental	Physical	Rental
	Communities	Homes	Value	(in thousands)	Occupancy	Rates	Occupancy	Rates

Southern California	12	3,142	7.6%	$339,809	94.4%	$1,112	94.5%	$1,107
Houston, TX	21	6,034	6.0%	267,413	91.2%	635	91.0%	637
Dallas, TX	12	4,076	5.2%	232,679	95.8%	677	95.9%	667
Phoenix, AZ	11	3,635	4.9%	219,293	89.8%	709	89.1%	710
Orlando, FL	14	4,140	4.8%	214,287	93.8%	703	93.4%	702
Raleigh, NC	11	3,663	4.7%	209,537	93.1%	647	93.0%	649
Metropolitan DC	7	2,245	4.6%	208,437	96.2%	1,065	96.0%	1,060
Northern CA	6	1,894	4.5%	199,764	94.6%	1,151	94.2%	1,150
Tampa, FL	11	3,836	4.3%	192,263	94.8%	720	94.4%	718
Arlington, TX	10	3,465	3.6%	161,817	92.8%	635	93.4%	636
Baltimore, MD	10	2,118	3.5%	158,702	95.4%	1,262	96.0%	1,081
Columbus, OH	6	2,530	3.4%	151,592	92.1%	675	91.7%	676
Nashville, TN	9	2,580	3.4%	150,908	94.6%	661	94.0%	657

					Three Months Ended		Six Months Ended
	As of June 30, 2004				June 30, 2004		June 30, 2004

						Average		Average
	Number of	Number of	Percentage of	Carrying	Average	Monthly	Average	Monthly
	Apartment	Apartment	Carrying	Value	Physical	Rental	Physical	Rental
	Communities	Homes	Value	(in thousands)	Occupancy	Rates	Occupancy	Rates

Monterey Peninsula, CA	8	1,604	3.1%	139,617	93.0%	926	91.9%	926
Richmond, VA	9	2,636	3.0%	133,804	94.5%	743	94.2%	742
Charlotte, NC	7	2,034	2.5%	113,671	91.0%	598	91.3%	601
Greensboro, NC	8	2,123	2.4%	106,548	93.4%	582	93.2%	582
Denver, CO	3	1,484	2.2%	98,869	92.9%	774	92.9%	773
Wilmington, NC	6	1,868	2.1%	92,701	94.7%	630	94.3%	627
Atlanta, GA	6	1,426	1.7%	74,242	92.2%	616	91.3%	620
Columbia, SC	6	1,584	1.4%	64,257	93.8%	597	92.7%	598
Austin, TX	4	1,116	1.4%	63,783	91.9%	649	91.6%	652
Jacksonville, FL	3	1,157	1.4%	60,520	93.4%	691	93.7%	689
Norfolk, VA	6	1,438	1.3%	56,985	96.7%	767	96.6%	760
Lansing, MI	4	1,226	1.2%	52,145	92.2%	643	92.0%	644
Portland, OR	4	994	1.1%	50,669	91.2%	720	91.3%	720
Seattle, WA	3	628	0.8%	35,009	93.8%	742	94.1%	741
Other Southwestern	9	2,805	3.0%	135,093	92.7%	588	92.7%	590
Other Mid-Atlantic	7	1,604	1.9%	83,450	93.1%	879	92.5%	879
Other North Carolina	8	1,893	1.7%	77,421	96.3%	595	96.2%	591
Other Pacific	4	1,281	1.7%	75,623	94.0%	761	94.3%	760
Other Midwestern	7	1,188	1.5%	66,219	93.2%	700	92.9%	701
Other Southeastern	3	1,153	1.4%	60,675	93.8%	552	93.8%	556
Other Florida	5	1,101	1.0%	44,951	93.8%	659	93.7%	658
Other Northeastern	2	372	0.4%	18,474	95.7%	710	94.9%	710
Real Estate Under Development	—	—	0.7%	33,156	—	—	—	—
Land	—	—	0.6%	28,840	—	—	—	—

Total	262	76,073	100.0%	$4,473,223	93.5%	$729	93.2%	$725

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

      We have a shelf registration statement filed with the Securities and Exchange Commission which provides for the issuance of up to an aggregate of $1.5 billion in common shares, preferred shares, and debt securities to facilitate future financing activities in the public capital markets. This shelf registration statement replaces our previous $1.0 billion shelf registration statement and includes $331.3 million of unissued securities carried forward from the previous $1.0 billion shelf registration statement. During the first six months of 2004, we completed various financing activities under our shelf registration statements. These activities are summarized in the section entitled “Financing Activities” that follows. As of June 30, 2004, approximately $1.45 billion of equity and debt securities remained available for issuance under our new $1.5 billion shelf registration statement. Access to capital markets is dependent on market conditions at the time of issuance.

      In July 2004, Moody’s Investors Service upgraded our rating outlook on our senior unsecured debt from Baa3 to Baa2 and our preferred stock from Ba1 to Baa3 with a stable outlook.

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

      During the remainder of 2004, we have approximately $2.4 million of secured debt maturing that we anticipate repaying with proceeds from borrowings under our secured or unsecured credit facilities, or the issuance of new unsecured debt securities or equity. We also have $54.1 million of unsecured debt with a one-time investor put feature that can be triggered in September of this year. We believe that the likelihood of having this debt put back to us is highly remote given the current low rate environment.

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

Operating Activities

      For the six months ended June 30, 2004, our cash flow provided by operating activities was $106.8 million compared to $100.8 million for the same period in 2003. The increase in cash flow from operating activities resulted primarily from a $4.6 million increase in property operating activities, a $3.0 million decrease in interest expense, and a $1.2 million decrease in general and administrative expenses.

Investing Activities

      For the six months ended June 30, 2004, net cash used in investing activities was $116.7 million compared to $157.4 million for the same period in 2003. Changes in the level of investing activities from period to period reflects our strategy as it relates to our acquisition, capital expenditure, development, and disposition programs, as well as the impact of the capital market environment on these activities, all of which are discussed in further detail below.

     Acquisitions

      During the six months ended June 30, 2004, we acquired six apartment communities with 1,739 apartment homes and one parcel of land. Our long-term strategic plan is to achieve greater operating efficiencies by investing in fewer, more concentrated markets. As a result, we have been expanding our interests in the fast growing Southern California market over the last two years. During 2004, we plan to continue to channel new investments into those markets we believe will provide the best investment returns for us over the next ten years. Markets will be targeted based upon defined criteria including past performance, expected job growth, current and anticipated housing supply and demand, and the ability to attract and support household formation.

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

      During the first six months of 2004, we spent $31.1 million or $414 per home on capital expenditures for all of our communities, excluding development. These capital improvements included turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as HVAC equipment, roofs, siding, parking lots, and other non-revenue enhancing capital expenditures, which aggregated $15.9 million or $211 per home. In addition, revenue enhancing capital expenditures, including water sub-metering, the initial installation of microwaves or washer-dryers, and extensive interior upgrades totaled $15.0 million or $200 per home and major renovations totaled $0.2 million or $3 per home for the six months ended June 30, 2004.

      The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development and commercial properties for the periods presented:

	Six Months Ended June 30,			Six Months Ended June 30,
	(dollars in thousands)			(per home)

	2004	2003	% Change	2004	2003	% Change

Turnover capital expenditures	$8,173	$6,906	18.3%	$108	$94	14.9%
Other recurring capital expenditures	7,726	10,585	-27.0%	103	144	-28.5%

Total recurring capital expenditures	15,899	17,491	-9.1%	211	238	-11.3%
Revenue enhancing improvements	15,050	4,242	254.8%	200	58	244.8%
Major renovations	197	1,802	-89.1%	3	25	-88.0%

Total capital improvements	$31,146	$23,535	32.3%	$414	$321	29.0%

Repair and maintenance	20,389	19,332	5.5%	271	264	2.7%

Total expenditures	$51,535	$42,867	20.2%	$685	$585	17.1%

      Total capital improvements increased $7.6 million or $93 per home for the first six months of 2004 compared to the same period in 2003. We will continue to selectively add revenue enhancing improvements which we believe will provide a return on investment substantially in excess of our cost of capital. Recurring capital expenditures during 2004 are currently expected to be approximately $490 per home.

Real Estate Under Development

      Development activity is focused in core markets in which we have strong operations in place. For the six months ended June 30, 2004, we invested approximately $10.8 million on development projects, an increase of $1.1 million from $9.7 million for the same period in 2003.

      The following projects were under development as of June 30, 2004:

		Number of	Completed			Estimated	Expected
		Apartment	Apartment	Cost to Date	Budgeted Cost	Cost Per	Completion
	Location	Homes	Homes	(In thousands)	(In thousands)	Home	Date

2000 Post III	San Francisco, CA	24	—	$2,600	$7,000	$291,700	3Q05
Verano at Town Square	Rancho Cucamonga, CA	414	—	23,000	65,100	157,200	4Q05
Mandalay on the Lake	Irving, TX	369	—	7,500	28,200	76,400	1Q06

		807	—	$33,100	$100,300	$124,300

      In addition, we own eight parcels of land that we continue to hold for future development that had a carrying value at June 30, 2004 of $24.9 million. Six of the eight parcels represent additional phases to existing communities as we plan to add apartment homes adjacent to currently owned communities that are in improving markets.

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

      As of June 30, 2004, Villa Toscana, a 504 apartment home community located in Houston, Texas, was under development and total costs incurred as of June 30, 2004, were $22.9 million with 268 apartment homes complete. The estimated budgeted costs for the project are approximately $28.4 million or $56,300 per apartment home. We anticipate that the project will be completed in the third quarter of 2005.

Disposition of Investments

      For the six months ended June 30, 2004, we sold eight communities with 1,910 apartment homes for a gross consideration of $99.4 million. In conjunction with the sales, we received a note receivable for $75.6 million that bears interest at 7.0%. The note matures December 31, 2004. As of June 30, 2004, the balance on the note receivable was $39.6 million. We recognized gains for financial reporting purposes of $15.0 million on these sales and will recognize $11.4 million in additional gains as the note receivable matures. Proceeds from the sales were used primarily to reduce debt.

      During 2004, we plan to continue to pursue our strategy of exiting markets where long-term growth prospects are limited and redeploying capital into markets that would enhance future growth rates and economies of scale. We intend to use proceeds from 2004 dispositions to acquire communities, fund development activity, and reduce debt.

Financing Activities

      Net cash provided by financing activities during the six months ended June 30, 2004, was $5.9 million compared to $55.0 million for the same period in 2003. As part of the plan to improve our balance sheet, we utilized proceeds from dispositions, equity and debt offerings, and refinancings to extend maturities, pay down existing debt, and purchase new properties.

      The following is a summary of our financing activities for the six months ended June 30, 2004:

•	Repaid $59.7 million of secured debt and $46.6 million of unsecured debt.

•	Sold $125 million aggregate principal amount of 5.13% senior unsecured notes due January 2014 ($75 million in January and $50 million in March) under our previous medium-term note program. These notes represent a re-opening of the 5.13% senior notes due January 2014 that we issued in October 2003, and these notes constitute a single series of notes, bringing the aggregate principal amount outstanding of the 5.13% senior notes to $200 million. The net proceeds from the issuances of $126.0 million were used to repay secured and unsecured debt obligations maturing in the first quarter of 2004 and to fund the acquisition of apartment homes.

•	Sold $50 million aggregate principal amount of 3.90% medium-term notes due March 2010 in March 2004 under our previous medium-term note program. The net proceeds from the issuance of approximately $49.4 million were used to fund the acquisition of apartment communities.

•	Increased our existing $1.0 billion shelf registration statement to $1.5 billion in debt securities and preferred and common stock in June 2004. The $1.5 billion shelf registration statement includes $331.1 million of unissued securities carried forward from our previous shelf registration statement.

•	Sold $50 million aggregate principal amount of 4.30% medium-term notes due July 2007 in June 2004 under our new $750 million medium-term note program. The net proceeds from the issuance of approximately $49.8 million will be used to fund acquisitions of apartment communities and repay amounts outstanding on our $500 million unsecured credit facility.

•	Moody’s Investors Service upgraded our rating outlook on our senior unsecured debt from Baa3 to Baa2 and our preferred stock from Ba1 to Baa3 with a stable outlook in July 2004.

Credit Facilities

      We have four secured revolving credit facilities with Fannie Mae with an aggregate commitment of $860 million and one with Freddie Mac for $72 million. As of June 30, 2004, $676.3 million was outstanding under the Fannie Mae credit facilities leaving $183.7 million of unused capacity. The Fannie Mae credit facilities are for an initial term of ten years, bear interest at floating and fixed rates, and can be extended for an additional five years at our discretion. As of June 30, 2004, $70.7 million had been funded under the Freddie Mac credit facility leaving $1.3 million of unused capacity. The Freddie Mac credit facility is for an initial term of five years with an option for us to extend for an additional four-year term at the then market rate. As of June 30, 2004, aggregate borrowings under both the Fannie Mae and Freddie Mac credit facilities were $747 million. We have $288.9 million of the funded balance fixed at a weighted average interest rate of 6.4%. The remaining balance on these facilities is currently at a weighted average variable rate of 1.7%.

      We have a $500 million three-year unsecured revolving credit facility that matures in March 2006. If we receive commitments from additional lenders or if the initial lenders increase their commitments, we will be able to increase the credit facility to $650 million. At our option, the credit facility can be extended one year to March 2007. Based on our current credit ratings, the credit facility bears interest at a rate equal to LIBOR plus 90 basis points. As of June 30, 2004, $92.3 million was outstanding under the credit facility leaving $407.7 million of unused capacity.

      The Fannie Mae, Freddie Mac, and bank revolving credit facilities are subject to customary financial covenants and limitations.

      Information concerning short-term bank borrowings under our credit facility and unsecured term loan is summarized in the table that follows (dollars in thousands):

	Three Months Ended	Twelve Months Ended
	June 30, 2004	December 31, 2003

Total revolving credit facility	$500,000	$500,000
Borrowings outstanding at end of period	92,300	137,900
Weighted average daily borrowings during the period	113,665	171,179
Maximum daily borrowings during the period	167,100	272,800
Weighted average interest rate during the period	1.5%	2.1%
Weighted average interest rate at end of period	1.5%	1.6%
Weighted average interest rate at end of period —
after giving effect to swap agreements	1.9%	4.2%

Derivative Instruments

      As part of our overall interest rate risk management strategy, we use derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. Our derivative transactions used for interest rate risk management include various interest rate swaps with indices that relate to the pricing of specific financial instruments of the company. We believe that we have appropriately controlled our interest rate risk through the use of derivative instruments. During the first six months of 2004, the fair value of our derivative instruments improved from an unfavorable $1.6 million at December 31, 2003, to $0 at June 30, 2004. This decrease is primarily due to the normal progression of the fair market value of derivative instruments towards zero as they near expiration. As of June 30, 2004, United Dominion had only one interest rate swap agreement remaining associated with commercial bank borrowings under our revolver with a notional value of $5.0 million. The interest rate swap, which matured on July 1, 2004, had a fair value of $0 at June 30, 2004.

Funds from Operations

      Funds from operations, or FFO, is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of depreciable property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We compute FFO for all periods presented in accordance with the recommendations set forth by the National Association of Real Estate Investment Trust’s (“NAREIT”) April 1, 2002 White Paper. We consider FFO in evaluating property acquisitions and our operating performance, and believe that FFO should be considered along with, but not as an alternative to, net income as a measure of our operating performance. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

      Historical cost accounting for real estate assets in accordance with generally accepted accounting principles implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical costs depreciation of real estate assets, among other items, from net income based on generally accepted accounting principles. The use of FFO, combined with the required presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. We generally consider FFO to be a useful measure for reviewing our comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. We believe that FFO is the best measure of economic profitability for real estate investment trusts.

      The following table outlines our FFO calculation and reconciliation to generally accepted accounting principles for the three and six months ended June 30, (dollars and shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income	$28,511	$15,484	$43,823	$28,924
Adjustments:
Distributions to preferred stockholders	(5,094)	(6,532)	(10,178)	(13,478)
Real estate depreciation and amortization, net of outside partners’ interest in 2003	43,125	37,126	84,474	73,933
Minority interests of unitholders in operating partnership	522	(14)	955	187
Real estate depreciation related to unconsolidated entities	80	52	137	84
Discontinued Operations:
Real estate depreciation	109	2,429	1,670	4,730
Minority interests of unitholders in operating partnership	957	147	1,129	408
Net (gain)/loss on sale of depreciable property	(13,814)	112	(15,019)	(935)

Funds from operations (“FFO”) — basic	$54,396	$48,804	$106,991	$93,853

Distributions to preferred stockholders — Series D and E (Convertible)	2,183	3,621	4,356	7,656

Funds from operations — diluted	$56,579	$52,425	$111,347	$101,509

Weighted average number of common shares and OP Units outstanding — basic	135,830	119,754	135,740	117,294
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	145,039	134,211	144,973	132,048

      In the computation of diluted FFO, OP Units, out-performance partnership shares, and the shares of Series D and Series E convertible preferred stock are dilutive; therefore, they are included in the diluted share count. For the three and six months ended June 30, 2004, distributions to preferred stockholders exclude $1.6 million and $3.1 million, respectively, related to a premium on preferred share conversions. For both the three and six months ended June 30, 2003, distributions to preferred stockholders exclude $6.3 million related to a premium on preferred share conversions.

      The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the three and six months ended June 30, (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Weighted average number of common shares and OP units outstanding — basic	135,830	119,754	135,740	117,294
Weighted average number of OP units outstanding	(8,680)	(7,287)	(8,683)	(7,125)

Weighted average number of common shares and OP units outstanding — basic per the Consolidated Statements of Operations	127,150	112,467	127,057	110,169

Weighted average number of common shares and OP units outstanding — diluted	145,039	134,211	144,973	132,048
Weighted average number of OP units outstanding	(8,680)	(7,287)	(8,683)	(7,125)
Weighted average number of Series A OPPSs outstanding	(1,792)	(1,852)	(1,792)	(1,852)
Weighted average number of Series D preferred shares outstanding	(3,077)	(10,955)	(3,077)	(11,628)
Weighted average number of Series E preferred shares outstanding	(3,425)	(678)	(3,425)	(342)

Weighted average number of common shares and OP units outstanding — diluted per the Consolidated Statements of Operations	128,065	113,439	127,996	111,101

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

      The following is a presentation of cash flow metrics based on generally accepted accounting principles for the three and six months ended June 30 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net cash provided by operating activities	$68,506	$63,742	$106,761	$100,806
Net cash used in investing activities	(41,898)	(152,182)	(116,735)	(157,351)
Net cash (used in)/provided by financing activities	(27,828)	85,554	5,903	55,020

Results of Operations

      The following discussion includes the results of both continuing and discontinued operations for the periods presented.

Net Income Available to Common Stockholders

      Net income available to common stockholders was $21.9 million ($0.17 per diluted share) for the quarter ended June 30, 2004, compared to $2.7 million ($0.02 per diluted share) for the same period in the prior year.

The increase for the quarter ended June 30, 2004 when compared to the same period in 2003 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this report:

•	$13.9 million more in gains recognized from the sale of depreciable property;

•	a $4.7 million decrease in premiums paid on preferred share conversions;

•	a $2.3 million increase in operating results;

•	a $0.9 million increase in non-property income;

•	a $0.3 million decrease in interest expense; and

•	a $0.5 million decrease in general and administrative expense.

      These increases in income were partially offset by a $3.4 million increase in depreciation expense during the second quarter of 2004 when compared to the same period in 2003.

      Net income available to common stockholders was $30.5 million ($0.24 per diluted share) for the six months ended June 30, 2004, compared to $9.2 million ($0.08 per diluted share) for the same period in the prior year. The increase for the six months ended June 30, 2004 when compared to the same period in 2003 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this report:

•	$14.1 million more in gains recognized from the sale of depreciable property;

•	a $4.6 million increase in operating results;

•	a $3.1 million decrease in premiums paid on preferred share conversions;

•	a $3.0 million decrease in interest expense;

•	a $1.2 million decrease in general and administrative expense; and

•	a $1.0 million increase in non-property income.

      These increases in income were partially offset by a $7.0 million increase in depreciation expense during the first six months of 2004 when compared to the same period in 2003.

Apartment Community Operations

      Our net income is primarily generated from the operation of our apartment communities. The following table summarizes the operating performance of our total apartment portfolio for each of the periods presented (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,

	2004	2003	% Change	2004	2003	% Change

Property rental income	$159,578	$152,751	4.5%	$318,083	$304,675	4.4%
Property operating expense*	(61,830)	(57,301)	7.9%	(123,861)	(115,075)	7.6%

Property operating income	$97,748	$95,450	2.4%	$194,222	$189,600	2.4%

Weighted average number of homes	75,106	73,806	1.8%	75,710	73,717	2.7%
Physical occupancy**	93.5%	93.6%	-0.1%	93.2%	93.5%	-0.3%

*	Excludes depreciation, amortization, and property management expenses.

**	Based upon weighted average stabilized homes.

      The following table is our reconciliation of property operating income to net income as reflected on the Consolidated Statements of Operations for the three and six months ended June 30, (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Property operating income	$97,748	$95,450	$194,222	$189,600
Commercial operating income	106	154	214	580
Non-property income	1,062	194	1,406	396
Real estate depreciation and amortization	(44,083)	(40,546)	(87,927)	(80,594)
Interest	(29,295)	(29,595)	(58,201)	(61,156)
General and administrative and property management	(9,017)	(9,358)	(18,132)	(18,985)
Other operating expenses	(295)	(331)	(579)	(643)
Net gain/(loss) on sale of depreciable property	13,814	(112)	15,019	935
Minority interests	(1,529)	(372)	(2,199)	(1,209)

Net income per the Consolidated Statements of Operations	$28,511	$15,484	$43,823	$28,924

Same Communities

      Our same communities (those communities acquired, developed, and stabilized prior to June 30, 2003 and held on June 30, 2004, which consisted of 69,286 apartment homes) provided 89% of our property operating income for the six months ended June 30, 2004.

      For the second quarter of 2004, same community property operating income decreased 3.1% or $2.8 million compared to the same period in 2003. The overall decrease in property operating income was primarily attributable to a 0.2% or $0.3 million decrease in revenues from rental and other income and a 4.7% or $2.5 million increase in operating expenses. The decrease in revenues from rental and other income was primarily driven by a 0.8% or $1.2 million decrease in rental rates. This decrease in income was partially offset by an 11.6% or $0.5 million increase in utility reimbursement income, a 4.8% or $0.2 million decrease in concession expense, and a 1.5% or $0.1 million decrease in vacancy loss. Physical occupancy remained constant at 93.6%.

      The increase in property operating expenses was primarily driven by a 3.0% or $0.4 million increase in real estate taxes, a 13.1% or $0.4 million increase in insurance costs, a 6.6% or $0.9 million increase in personnel costs, and a 8.2% or $0.7 million increase in repair and maintenance costs.

      As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property operating income divided by property rental income) decreased 1.8% to 61.1%.

      For the six months ended June 30, 2004, same community property operating income decreased 3.1% or $5.6 million compared to the same period in 2003. The overall decrease in property operating income was primarily attributable to a 0.4% or $1.1 million decrease in revenues from rental and other income and a 4.2% or $4.5 million increase in operating expenses. The decrease in revenues from rental and other income was primarily driven by a 1.2% or $3.6 million decrease in rental rates. This decrease in income was partially offset by a 15.6% or $1.3 million increase in utility reimbursement income, and a 7.5% or $0.7 million decrease in concession expense. Physical occupancy decreased 0.2% to 93.3%.

      The increase in property operating expenses was primarily driven by a 5.3% or $1.5 million increase in personnel costs, a 6.1% or $1.1 million increase in repair and maintenance costs, a 16.9% or $1.0 million increase in insurance costs, and a 4.2% or $0.7 million increase in utilities expense.

      As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property operating income divided by property rental income) decreased 1.7% to 60.9%.

Non-Mature Communities

      The remaining 11% of our property operating income during the first six months of 2004 was generated from communities that we classify as “non-mature communities” (primarily those communities acquired or developed during 2003 and 2004, sold properties, and those properties classified as real estate held for disposition). The 17 communities with 5,253 apartment homes that we acquired during 2003 and 2004 provided $15.8 million of property operating income. The eight communities with 1,910 apartment homes sold during 2004 provided $2.5 million of property operating income. In addition, our development communities, which included 178 apartment homes constructed since January 1, 2003, provided $0.4 million of property operating income during 2004, the two communities with 1,190 apartment homes classified as real estate held for disposition provided $1.9 million of property operating income, and other non-mature communities provided $0.8 million of property operating income for the six months ended June 30, 2004.

Real Estate Depreciation and Amortization

      For the three and six months ended June 30, 2004, real estate depreciation and amortization on both continuing and discontinued operations increased 8.6% or $3.4 million and 8.9% or $7.0 million, respectively, compared to the same period in 2003, primarily due to the overall increase in the weighted average number of apartment homes.

Interest Expense

      For the three months ended June 30, 2004, interest expense on both continuing and discontinued operations decreased 1.0% or $0.3 million from the same period in 2003 primarily due to debt refinancings and decreasing interest rates. For the quarter ended June 30, 2004, the weighted average amount of debt outstanding increased 15.0% or $300.3 million compared to the prior year. However, this was more than offset by the weighted average interest rate declining from 5.7% to 5.1% during 2004. The weighted average amount of debt outstanding during 2004 is higher than 2003 as acquisition costs in 2004 have been funded, in most part, by the issuance of debt. The decrease in the average interest rate during 2004 reflects our ability to take advantage of lower interest rates through refinancing and the utilization of variable rate debt.

      For the six months ended June 30, 2004, interest expense on both continuing and discontinued operations decreased 4.8% or $3.0 million from the same period in 2003 primarily due to debt refinancings and decreasing interest rates. For the six months ended June 30, 2004, the weighted average amount of debt outstanding increased 9.7% or $196.5 million compared to the prior year. However, this was more than offset by the weighted average interest rate declining from 5.5% to 5.1% during 2004. The weighted average amount of debt outstanding during 2004 is higher than 2003 as acquisition costs in 2004 have been funded, in most part, by the issuance of debt. The decrease in the average interest rate during 2004 reflects our ability to take advantage of lower interest rates through refinancing and the utilization of variable rate debt.

General and Administrative

      For the three months ended June 30, 2004, general and administrative expenses decreased $0.5 million or 10.3% compared to the same period in 2003 primarily as a result of a decrease in incentive compensation expense and legal costs. For the six months ended June 30, 2004, general and administrative expense decreased $1.2 million or 11.6% over the comparable period in 2003. The decrease for the six-month period was primarily due to a decrease in incentive compensation expense, legal costs, and professional service costs.

Gains on Sales of Land and Depreciable Property

      For the three and six months ended June 30, 2004, we recognized gains for financial reporting purposes of $13.8 million and $15.0 million, respectively, compared to a loss of $0.1 million and a gain of $0.9 million for the comparable period in 2003. Changes in the level of gains recognized from period to period reflect the changing level of our divestiture activity from period to period, as well as the extent of gains related to specific properties sold.

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

      For a discussion of these and other factors affecting our business and prospects, see “Item 1. — Business — Factors Affecting Our Business and Prospects” in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

      See our Annual Report on Form 10-K for the year ended December 31, 2003 “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of June 30, 2004, our market risk has not changed materially from the amounts reported on our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.     Controls and Procedures

      As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. In addition, our Chief Executive Officer and our Chief Financial Officer concluded that during the quarter ended June 30, 2004, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

      It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. However, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective under circumstances where our disclosure controls and procedures should reasonably be expected to operate effectively.

PART II

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      On June 3, 1999, our Board of Directors authorized the repurchase in open market transactions, in block transactions, or otherwise, of up to 5.5 million shares of common stock. On December 5, 2000, our Board of Directors authorized the purchase of up to an additional 5.5 million shares of common stock in open market transactions, in block purchases or otherwise. As of June 30, 2004, we have repurchased a total of 8,749,763 shares of common stock under this program. As disclosed in the table below, we did not purchase any shares of our common stock during the quarter ended June 30, 2004.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of Publicly	May Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Per	Plans or	Under the Plans
Period	Purchased	Share	Programs	or Programs

January 1, 2004 through January 31, 2004	0	N/A	0	2,250,237
February 1, 2004 through February 29, 2004	0	N/A	0	2,250,237
March 1, 2004 through March 31, 2004	0	N/A	0	2,250,237
April 1, 2004 through April 30, 2004	0	N/A	0	2,250,237
May 1, 2004 through May 31, 2004	0	N/A	0	2,250,237
June 1, 2004 through June 30, 2004	0	N/A	0	2,250,237
Total	0	N/A	0	2,250,237

Item 4.	Submission of Matters to a Vote of Security Holders

      On May 4, 2004, United Dominion held its Annual Meeting of Stockholders. At the meeting, the stockholders voted on the election of directors and a proposal to ratify the selection of Ernst & Young LLP to serve as our independent auditors for the year ending December 31, 2004.

      The following persons were elected directors of United Dominion, to serve as such for the term indicated and under their respective successors are duly elected and qualified or until their earlier resignation or removal, by the indicated vote:

Name	Votes For	Votes Withheld

Eric J. Foss	113,682,723	498,916
Robert P. Freeman	112,564,523	1,617,116
Jon A. Grove	83,872,764	30,308,875
James D. Klingbeil	83,960,454	30,221,185
Robert C. Larson	113,480,127	701,512
Thomas R. Oliver	113,594,441	587,199
Lynne B. Sagalyn	112,570,526	1,611,113
Mark J. Sandler	113,687,210	494,429
Robert W. Scharar	112,709,880	1,471,760
Thomas W. Toomey	113,768,492	413,147

      The stockholders approved the proposal to ratify the selection of Ernst & Young LLP to serve as independent auditors for the year ending December 31, 2004, by the indicated vote:

Votes For	Votes Against	Votes Abstained

110,895,725	3,038,211	247,703

      There were no broker non-votes.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits.

      The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

      (b) Reports on Form 8-K.

      We filed or furnished the following Current Reports on Form 8-K during the quarter ended June 30, 2004. The information provided under Item 12. Results of Operations and Financial Condition is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

      Current Report on Form 8-K dated April 19, 2004, furnished to the Securities and Exchange Commission on April 20, 2004, under Item 12. Results of Operations and Financial Condition.

      Current Report on Form 8-K dated May 14, 2004, filed with the Securities and Exchange Commission on May 14, 2004, under Item 5. Other Events and under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

      Current Report on Form 8-K dated June 17, 2004, filed with the Securities and Exchange Commission on June 18, 2004, under Item 5. Other Events and under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED DOMINION REALTY TRUST, INC.
(Registrant)

Date: August 5, 2004

/s/ CHRISTOPHER D. GENRY

Christopher D. Genry
Executive Vice President and Chief Financial Officer

Date: August 5, 2004

/s/ SCOTT A. SHANABERGER

Scott A. Shanaberger
Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description

4.1	4.30% Medium-Term Note due July 2007 dated June 25, 2004.
12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.