Form 10-Q
period 2004-09-30
UNITED DOMINION REALTY TRUST INC
filed 2004-11-08
CIK 74208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
or

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

          The number of shares of the issuer’s common stock, $1 par value, outstanding as of November 3, 2004 was 132,533,584.

UNITED DOMINION REALTY TRUST, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)
(Unaudited)

	September 30,	December 31,
	2004	2003

ASSETS
Real estate owned:
Real estate held for investment	$4,595,713	$4,039,411
Less: accumulated depreciation	(959,095)	(834,209)

	3,636,618	3,205,202
Real estate under development	60,062	29,715
Real estate held for disposition (net of accumulated depreciation of $20,604 and $62,421)	106,956	220,004

Total real estate owned, net of accumulated depreciation	3,803,636	3,454,921
Cash and cash equivalents	1,988	4,824
Restricted cash	6,454	7,540
Deferred financing costs, net	21,263	21,425
Investment in unconsolidated development joint venture	607	1,673
Funds held in escrow from 1031 exchanges pending the acquisition of real estate	—	14,447
Notes receivable	15,604	13,000
Other assets	40,987	25,256
Other assets — real estate held for disposition	609	557

Total assets	$3,891,148	$3,543,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured debt	$1,070,769	$1,018,028
Unsecured debt	1,448,955	1,114,009
Real estate taxes payable	34,992	30,789
Accrued interest payable	17,814	12,892
Security deposits and prepaid rent	23,235	22,336
Distributions payable	42,986	40,623
Deferred gain on sale of depreciable property	4,040	—
Accounts payable, accrued expenses, and other liabilities	45,374	44,913
Other liabilities — real estate held for disposition	39	2,411

Total liabilities	2,688,204	2,286,001
Minority interests	86,837	94,206
Stockholders’ equity:
Preferred stock, no par value; $25 liquidation preference, 25,000,000 shares authorized;
5,416,009 shares 8.60% Series B Cumulative Redeemable issued and outstanding (5,416,009 in 2003)	135,400	135,400
2,000,000 shares 7.50% Series D Cumulative Convertible Redeemable issued and outstanding (2,000,000 in 2003)	48,958	44,271
3,425,217 shares 8.00% Series E Cumulative Convertible issued and outstanding (3,425,217 in 2003)	56,893	56,893
Common stock, $1 par value; 250,000,000 shares authorized 127,818,582 shares issued and outstanding (127,295,126 in 2003)	127,819	127,295
Additional paid-in capital	1,466,268	1,458,983
Distributions in excess of net income	(712,115)	(651,497)
Deferred compensation — unearned restricted stock awards	(7,116)	(5,588)
Notes receivable from officer-stockholders	—	(459)
Accumulated other comprehensive loss	—	(1,862)

Total stockholders’ equity	1,116,107	1,163,436

Total liabilities and stockholders’ equity	$3,891,148	$3,543,643

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

REVENUES
Rental income	$155,136	$141,863	$455,217	$418,760
Non-property income	807	307	2,213	703

Total revenues	155,943	142,170	457,430	419,463
EXPENSES
Rental expenses:
Real estate taxes and insurance	17,271	16,047	53,910	48,146
Personnel	17,176	15,007	48,380	42,554
Utilities	9,864	8,819	28,218	25,156
Repair and maintenance	10,650	9,008	29,716	26,425
Administrative and marketing	5,568	5,210	16,286	15,424
Property management	4,413	4,252	13,163	12,631
Other operating expenses	289	302	850	912
Real estate depreciation and amortization	43,818	38,235	126,239	110,509
Interest	29,990	27,844	88,218	89,016
General and administrative	3,853	5,526	13,235	16,133
Hurricane related expenses	5,503	—	5,503	—
Impairment loss on investments	—	1,392	—	1,392
Other depreciation and amortization	836	780	2,590	2,250

Total expenses	149,231	132,422	426,308	390,548

Income before minority interests and discontinued operations	6,712	9,748	31,122	28,915
Minority interests of outside partnerships	(52)	—	(166)	(614)
Minority interests of unitholders in operating partnerships	10	(145)	(698)	(88)

Income before discontinued operations, net of minority interests	6,670	9,603	30,258	28,213
Income from discontinued operations, net of minority interests	21,146	10,841	41,380	21,156

Net income	27,816	20,444	71,638	49,369
Distributions to preferred stockholders — Series B	(2,911)	(2,911)	(8,733)	(8,733)
Distributions to preferred stockholders — Series D (Convertible)	(1,045)	(3,053)	(3,125)	(10,482)
Distributions to preferred stockholders — Series E (Convertible)	(1,138)	(1,138)	(3,413)	(1,365)
Premium on preferred stock conversions	(1,562)	(12,100)	(4,687)	(18,350)

Net income available to common stockholders	$21,160	$1,242	$51,680	$10,439

Earnings per weighted average common share — basic:
Income/(loss) from continuing operations available to common stockholders, net of minority interests	$0.00	$(0.08)	$0.08	$(0.10)
Income from discontinued operations, net of minority interests	$0.17	$0.09	$0.33	$0.19
Net income available to common stockholders	$0.17	$0.01	$0.41	$0.09
Earnings per weighted average common share — diluted:
Income/(loss) from continuing operations available to common stockholders, net of minority interests	$0.00	$(0.08)	$0.08	$(0.10)
Income from discontinued operations, net of minority interests	$0.17	$0.09	$0.32	$0.19
Net income available to common stockholders	$0.17	$0.01	$0.40	$0.09
Common distributions declared per share	$0.2925	$0.2850	$0.8775	$0.8550
Weighted average number of common shares outstanding — basic	127,182	116,350	127,099	112,252
Weighted average number of common shares outstanding — diluted	128,197	116,350	128,063	112,252

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)
(Unaudited)

	Nine Months Ended
	September 30,

	2004	2003

Operating Activities
Net income	$71,638	$49,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133,278	122,524
Impairment loss on real estate and investments	—	1,392
Net gains on sales of land and depreciable property	(35,239)	(8,149)
Minority interests	3,679	2,040
Gain on early debt retirement	—	(171)
Amortization of deferred financing costs and other	4,985	4,902
Changes in operating assets and liabilities:
Increase in operating assets	(11,112)	(8,624)
Increase in operating liabilities	7,774	1,347

Net cash provided by operating activities	175,003	164,630
Investing Activities
Proceeds from sales of real estate investments, net	144,790	79,083
Acquisition of real estate assets, net of liabilities assumed and equity	(412,000)	(159,792)
Development of real estate assets	(13,433)	(12,425)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(51,277)	(38,797)
Capital expenditures — non-real estate assets	(1,194)	(1,176)
Decrease/(increase) in funds held in escrow from tax free exchanges pending the acquisition of real estate	14,447	(14,447)

Net cash used in investing activities	(318,667)	(147,554)
Financing Activities
Proceeds from the issuance of secured debt	—	37,415
Scheduled principal payments on secured debt	(38,848)	(8,937)
Non-scheduled principal payments and prepayment penalties on secured debt	(21,474)	(2,510)
Proceeds from the issuance of unsecured debt	250,775	199,101
Payments and prepayment premiums on unsecured debt	(46,585)	(207,307)
Net proceeds/(repayment) of revolving bank debt	132,000	(67,100)
Payment of financing costs	(3,745)	(6,094)
Proceeds from the issuance of common stock	3,770	166,151
Proceeds from the repayment of officer loans	459	2,030
Proceeds from the issuance of performance shares	80	1,000
Distributions paid to minority interests	(10,396)	(6,758)
Distributions paid to preferred stockholders	(15,254)	(20,429)
Distributions paid to common stockholders	(109,954)	(93,779)
Repurchase of common stock	—	(71)

Net cash provided by/(used in) financing activities	140,828	(7,288)
Net (decrease)/increase in cash and cash equivalents	(2,836)	9,788
Cash and cash equivalents, beginning of period	4,824	3,152

Cash and cash equivalents, end of period	$1,988	$12,940

Supplemental Information:
Interest paid during the period	$81,188	$86,604
Non-cash transactions:
Conversion of operating partnership minority interests to common stock (91,369 shares in 2004 and 70,451 shares in 2003)	733	1,056
Issuance of restricted stock awards	3,306	5,286
Issuance of preferred stock in connection with acquisitions	—	58,811
Issuance of preferred operating partnership units in connection with acquisitions	—	26,872
Cancellation of a note receivable with the acquisition of a property	8,000	—
Secured debt assumed with the acquisition of a property	113,063	—
Receipt of note receivable in connection with sales of real estate investments	75,586	—
Deferred gain in connection with sales of real estate investments	4,040	—

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

							Deferred	Notes
							Compensation —	Receivable	Accumulated
	Preferred Stock		Common Stock			Distributions	Unearned	from	Other
					Paid-in	in Excess of	Restricted	Officer —	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Net Income	Stock Awards	Stockholders	Loss	Total

Balance, December 31, 2003	10,841,226	$236,564	127,295,126	$127,295	$1,458,983	$(651,497)	$(5,588)	$(459)	$(1,862)	$1,163,436

Comprehensive income
Net income						71,638				71,638
Other comprehensive income:
Unrealized gain on derivative financial instruments									1,862	1,862

Comprehensive income						71,638			1,862	73,500

Issuance of common shares to employees, officers, and director- stockholders			245,208	246	2,064					2,310
Issuance of common shares through dividend reinvestment and stock purchase plan			76,314	76	1,384					1,460
Issuance of restricted stock awards			110,565	110	3,196		(3,306)			—
Adjustment for conversion of minority interests of unitholders in operating partnerships			91,369	92	641					733
Principal repayments on notes receivable from officer- stockholders								459		459
Accretion of premium on Series D redemptions		4,687				(4,687)				—
Common stock distributions declared ($0.8775 per share)						(112,298)				(112,298)
Preferred stock distributions declared-Series B ($1.6125 per share)						(8,733)				(8,733)
Preferred stock distributions declared-Series D ($1.5669 per share)						(3,125)				(3,125)
Preferred stock distributions declared-Series E ($0.9968 per share)						(3,413)				(3,413)
Amortization of deferred compensation							1,778			1,778

Balance, September 30, 2004	10,841,226	$241,251	127,818,582	$127,819	$1,466,268	$(712,115)	$(7,116)	$—	$—	$1,116,107

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
(UNAUDITED)

1.	CONSOLIDATION AND BASIS OF PRESENTATION

      United Dominion Realty Trust, Inc. is a self-administered real estate investment trust, or REIT, that owns acquires, renovates, develops, and manages middle-market apartment communities nationwide. The accompanying consolidated financial statements include the accounts of United Dominion and its subsidiaries, including United Dominion Realty, L.P., (the “Operating Partnership”), and Heritage Communities L.P. (the “Heritage OP”), (collectively, “United Dominion”). As of September 30, 2004, there were 130,397,811 units in the Operating Partnership outstanding, of which 120,294,591 units or 92.3% were owned by United Dominion and 10,103,220 units or 7.7% were owned by limited partners. As of September 30, 2004, there were 5,542,200 units in the Heritage OP outstanding, of which 5,186,945 units or 93.6% were owned by United Dominion and 355,255 units or 6.4% were owned by limited partners. The consolidated financial statements of United Dominion include the minority interests of the unitholders in the Operating Partnership and the Heritage OP. All significant intercompany accounts and transactions have been eliminated in consolidation.

      The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and related notes appearing in United Dominion’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission as reissued, in an updated format, on the Current Report on Form 8-K filed August 20, 2004.

      In the opinion of management, the consolidated financial statements reflect all adjustments which are necessary for the fair presentation of financial position at September 30, 2004 and results of operations for the interim periods ended September 30, 2004 and 2003. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year.

      The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. Certain previously reported amounts have been reclassified to conform to the current financial statement presentation. These reclassifications have no effect on United Dominion’s reported net income available to common stockholders and stockholders’ equity for 2003. During the third quarter of 2004, we recognized a $5.5 million charge to cover expenses associated with the damage in Florida caused by hurricanes Charley, Frances, and Jeanne.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	REAL ESTATE HELD FOR INVESTMENT

      At September 30, 2004, there are 261 communities with 75,082 apartment homes classified as real estate held for investment. The following table summarizes the components of real estate held for investment, (dollars in thousands):

	September 30,	December 31,
	2004	2003

Land and land improvements	$971,494	$802,301
Buildings and improvements	3,395,263	3,028,452
Furniture, fixtures, and equipment	228,956	208,658

Real estate held for investment	4,595,713	4,039,411
Accumulated depreciation	(959,095)	(834,209)

Real estate held for investment, net	$3,636,618	$3,205,202

3.	INCOME FROM DISCONTINUED OPERATIONS

      FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144) requires, among other things, that the primary assets and liabilities and the results of operations of United Dominion’s real properties which have been sold subsequent to January 1, 2002, or are held for disposition subsequent to January 1, 2002, be classified as discontinued operations and segregated in United Dominion’s Consolidated Statements of Operations and Balance Sheets. Properties classified as real estate held for disposition generally represent properties that are under contract for sale and are expected to close within the next twelve months.

      For purposes of these financial statements, FAS 144 results in the presentation of the primary assets and liabilities and the net operating results of those properties sold or classified as held for disposition through September 30, 2004, as discontinued operations for all periods presented. The adoption of FAS 144 does not have an impact on net income available to common stockholders. FAS 144 only results in the reclassification of the operating results of all properties sold or classified as held for disposition through September 30, 2004, within the Consolidated Statements of Operations for the quarters and the nine month periods ended September 30, 2004 and 2003, and the reclassification of the assets and liabilities within the Consolidated Balance Sheets for 2004 and 2003.

      For the nine months ended September 30, 2004, United Dominion sold ten communities with 3,100 apartment homes. In conjunction with the sales, we received a note receivable for $75.6 million that bears interest at 7.0% and matures on December 31, 2004. As of September 30, 2004, the balance on the note receivable was $10.6 million. We recognized gains for financial reporting purposes of $35.2 million on these sales and will recognize $4.0 million in additional gains as the note receivable matures. At September 30, 2004, United Dominion had ten communities with a total of 2,361 apartment homes and a net book value of $102.4 million and two parcels of land with a net book value of $4.6 million included in real estate held for disposition. For the year ended December 31, 2003, United Dominion sold seven communities with a total of 1,927 apartment homes, two commercial properties and one parcel of land. The results of operations for these properties and the interest expense associated with the secured debt on these properties are classified on the Consolidated Statements of Operations in the line item entitled “Income from discontinued operations, net of minority interests.”

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of income from discontinued operations for the three and nine months ended September 30, (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Rental income	$5,432	$12,988	$23,641	$41,524
Rental expenses	2,389	5,793	10,236	17,415
Real estate depreciation	669	2,856	4,394	9,679
Other expenses	9	27	55	85

	3,067	8,676	14,685	27,179
Income before gain on sale of depreciable property and minority interests	2,365	4,312	8,956	14,345
Net gain on sale of depreciable property	20,220	7,215	35,239	8,149

Income before minority interests	22,585	11,527	44,195	22,494
Minority interests on income from discontinued operations	(1,439)	(686)	(2,815)	(1,338)

Income from discontinued operations, net of minority interests	$21,146	$10,841	$41,380	$21,156

4.	SECURED DEBT

      Secured debt on continuing and discontinued operations, which encumbers $1.6 billion or 33% of United Dominion’s real estate owned based upon book value ($3.2 billion or 67% of United Dominion’s real estate owned is unencumbered) consists of the following as of September 30, 2004 (dollars in thousands):

				Weighted
			Weighted	Average	Number of
	Principal Outstanding		Average	Years to	Communities
			Interest Rate	Maturity	Encumbered
	September 30,	December 31,
	2004	2003	2004	2004	2004

Fixed Rate Debt
Mortgage notes payable	$230,799	$174,520	6.42%	6.5	13
Tax-exempt secured notes payable	39,345	42,540	6.13%	17.0	4
Fannie Mae credit facilities	288,875	288,875	6.40%	6.3	9
Fannie Mae credit facilities — swapped	—	17,000	—	—	—

Total fixed rate secured debt	559,019	522,935	6.39%	7.1	26
Variable Rate Debt
Mortgage notes payable	45,842	46,185	2.93%	7.2	4
Tax-exempt secured note payable	7,770	7,770	1.42%	23.4	1
Fannie Mae credit facilities	387,469	370,469	2.06%	12.6	51
Freddie Mac credit facility	70,669	70,669	2.07%	6.3	8

Total variable rate secured debt	511,750	495,093	2.13%	11.4	64

Total secured debt	$1,070,769	$1,018,028	4.35%	9.2	90

      Weighted average years to maturity include certain extension options.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Approximate principal payments due during each of the next five calendar years and thereafter, as of September 30, 2004, are as follows (dollars in thousands):

			Total
	Fixed Rate	Variable Rate	Secured
Year	Maturities	Maturities	Maturities

2004	$1,482	$88	$1,570
2005	20,146	4,633	24,779
2006	61,039	3,706	64,745
2007	8,693	70,669	79,362
2008	11,854	—	11,854
Thereafter	455,805	432,654	888,459

	$559,019	$511,750	$1,070,769

5.	UNSECURED DEBT

      A summary of unsecured debt as of September 30, 2004 and December 31, 2003 is as follows (dollars in thousands):

	2004	2003

Commercial Banks
Borrowings outstanding under an unsecured credit facility due March 2006(a)	$269,900	$137,900
Senior Unsecured Notes — Other
7.67% Medium-Term Notes due January 2004	—	46,585
7.73% Medium-Term Notes due April 2005	21,100	21,100
7.02% Medium-Term Notes due November 2005	49,760	49,760
Verano Construction Loan due February 2006	24,820	—
7.95% Medium-Term Notes due July 2006	85,374	85,374
7.07% Medium-Term Notes due November 2006	25,000	25,000
7.25% Notes due January 2007	92,255	92,255
4.30% Medium-Term Notes due July 2007	50,000	—
4.50% Medium-Term Notes due March 2008	200,000	200,000
ABAG Tax-Exempt Bonds due August 2008	46,700	46,700
8.50% Monthly Income Notes due November 2008	29,081	29,081
4.25% Medium-Term Notes due January 2009	50,000	50,000
6.50% Notes due June 2009	200,000	200,000
3.90% Medium-Term Notes due March 2010	50,000	—
5.13% Medium-Term Notes due January 2014	200,000	75,000
8.50% Debentures due September 2024	54,118	54,118
Other(b)	847	1,136

	1,179,055	976,109

Total Unsecured Debt	$1,448,955	$1,114,009

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	United Dominion has a three-year $500 million unsecured revolving credit facility. If United Dominion receives commitments from additional lenders or if the initial lenders increase their commitments, United Dominion will be able to increase the credit facility to $650 million. At United Dominion’s option, the credit facility can be extended for one year to March 2007.

(b)	Represents deferred gains from the termination of interest rate risk management agreements.

6.	FINANCIAL INSTRUMENTS

      United Dominion accounts for its derivative instruments in accordance with Statements of Financial Accounting Standards No. 133 and No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities.” At September 30, 2004, United Dominion has no derivative financial instruments reported on its Consolidated Balance Sheet. Prior to their maturity, United Dominion’s derivative financial instruments consisted of interest rate swap agreements that were designated as cash flow hedges of debt with variable interest rate features, and as qualifying hedges for financial reporting purposes. For a derivative instrument that qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings during the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.

      The fair value of United Dominion’s derivative instruments were reported on the balance sheet at their current fair value. The estimated fair value for our interest rate swaps relied on prevailing market interest rates. The interest rate swap agreements were designated with all or a portion of the principal balance and term of a specific debt obligation. Each interest rate swap involved the periodic exchange of payments over the life of the related agreement. An amount received or paid on the interest rate swap was recorded on an accrual basis as an adjustment to the related interest expense of the outstanding debt based on the accrual method of accounting. The related amount payable to and receivable from counterparties was included in other liabilities and other assets, respectively.

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

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Numerator for basic and diluted earnings per share — Net income available to common stockholders	$21,160	$1,242	$51,680	$10,439

Denominator:
Denominator for basic earnings per share —
Weighted average common shares outstanding	127,794	116,865	127,694	112,662
Non-vested restricted stock awards	(612)	(515)	(595)	(410)

	127,182	116,350	127,099	112,252

Effect of dilutive securities:
Employee stock options and non-vested restricted stock awards	1,015	—	964	—

Denominator for diluted earnings per share	128,197	116,350	128,063	112,252

Basic earnings per share	$0.17	$0.01	$0.41	$0.09

Diluted earnings per share	$0.17	$0.01	$0.40	$0.09

      The effect of the conversion of the operating partnership units, Series A Out-Performance Partnership Units, and convertible preferred stock is not dilutive and is therefore not included in the above calculations. If the operating partnership units were converted to common stock, the additional shares of common stock outstanding for the three and nine months ended September 30, 2004 would be 8,677,459 and 8,681,292 weighted average common shares, and 8,541,946 and 7,602,342 weighted average common shares for the three and nine months ended September 30, 2003. If the Series A Out-Performance Partnership Units were converted to common stock, the additional shares of common stock outstanding for the three and nine months ended September 30, 2004 would be 1,791,329 weighted average common shares, and 1,853,204 weighted average common shares for the three and nine months ended September 30, 2003. If the convertible preferred stock were converted to common stock, the additional shares of common stock outstanding for the three and nine months ended September 30, 2004 would be 6,502,140 weighted average common shares, and 12,655,986 and 12,200,073 weighted average common shares for the three and nine months ended September 30, 2003, respectively.

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

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth United Dominion’s earnings and earnings per share had United Dominion’s stock-based compensation expense been determined based upon the fair value method at the date of grant, consistent with the provisions of SFAS 123 (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Reported net income available to common stockholders	$21,160	$1,242	$51,680	$10,439
Stock-based employee compensation cost included in net income	693	947	1,790	2,003
Stock-based employee compensation cost that would have been included in net income under the fair value method	(703)	(1,021)	(1,867)	(2,226)

Adjusted net income available to common stockholders	$21,150	$1,168	$51,603	$10,216

Earnings per common share — basic
As reported	$0.17	$0.01	$0.41	$0.09

Pro forma	$0.17	$0.01	$0.41	$0.09

Earnings per common share — diluted
As reported	$0.17	$0.01	$0.40	$0.09

Pro forma	$0.16	$0.01	$0.40	$0.09

9.	COMPREHENSIVE INCOME

      Total comprehensive income for the three and nine months ended September 30, 2004 and 2003 was $27.8 million and $73.5 million for 2004 and $22.2 million and $56.5 million for 2003, respectively. The difference between net income and total comprehensive income is primarily due to the fair value accounting for interest rate swaps.

10.	COMMITMENTS AND CONTINGENCIES

Commitments

      United Dominion is committed to completing its real estate under development, which has an estimated cost to complete of $63.0 million at September 30, 2004.

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

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

11.	RELATED PARTY TRANSACTIONS

      United Dominion’s notes receivable from certain officers matured in June 2004. The purpose of the loans was for the borrowers to purchase shares of United Dominion’s common stock pursuant to United Dominion’s 1991 Stock Purchase and Loan Plan. The loans were evidenced by promissory notes between the borrowers and United Dominion and secured by a pledge of the shares of common stock.

      In addition, United Dominion had entered into a Servicing and Purchase Agreement (the “Servicing Agreement”) with SunTrust Bank (the “Bank”) whereby United Dominion acted as servicing agent for and to purchase certain loans made by the Bank to officers and directors of United Dominion (the “Borrowers”) to finance the purchase of shares of United Dominion’s common stock. The loans were evidenced by promissory notes (“Notes”) between each Borrower and the Bank. The Servicing Agreement provided that the Bank could require United Dominion to purchase the Notes upon an event of default by the Borrower or United Dominion and at certain other times during the term of the Servicing Agreement. All of the Notes matured in June 2004. At that time, all outstanding Notes were paid and the Servicing Agreement was terminated.

12.	SUBSEQUENT EVENTS

      In August 2004, United Dominion entered into an agreement to acquire a portfolio of 16 garden-style communities with 4,646 existing homes (“The Essex Portfolio”), located in California and Oregon, from Essex Apartment Value Fund, an affiliate of Essex Property Trust. Subsequent to September 30, 2004,

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

United Dominion took over the management of two communities, River Terrace and Coronado at Newport-South (650 units), and purchased an additional seven communities (1,904 units) included in The Essex Portfolio for a total consideration of $322.1 million.

      On October 7, 2004, United Dominion completed the sale of $100 million of 5.00% senior unsecured notes due January 2012 and $25 million of 4.30% senior unsecured notes due July 2007 under its $1.5 billion shelf registration statement. The $25 million in notes represents a re-opening of the 4.30% senior notes due July 2007 issued by United Dominion in June 2004, and these notes will constitute a single series of notes, bringing the aggregate principal amount outstanding of the 4.30% senior notes to $75 million. The net proceeds of $124.4 million from these issuances were used to fund the acquisition of apartment communities.

      On November 1, 2004, United Dominion completed the sale of $100 million of 5.25% senior unsecured notes due January 2015 under its $1.5 billion shelf registration statement. The net proceeds of $99.0 million from this issuance were used to fund the acquisition of apartment communities.

      On November 2, 2004, United Dominion completed the sale of 3.5 million shares of common stock at a public offering price of $20.50 under its $1.5 billion shelf registration statement. On November 2, 2004, United Dominion sold an additional 525,000 shares of common stock at a public offering price of $20.50 per share in connection with the exercise of the underwriter’s over-allotment option. The net proceeds of $81.9 million were used to reduce outstanding balances under our $500 million unsecured revolving credit facility, which was used to fund the acquisition of apartment communities.

      In October 2004, we filed a prospectus supplement under the Securities Act of 1933 relating to the offering of up to five million shares of our common stock that we may issue and sell through an agent from time to time in “at the market offerings,” as defined in Rule 415 of the Securities Act of 1933. These sales will be made under our $1.5 billion shelf registration statement pursuant to a sales agreement that we entered into with the agent in July 2003. The sales price of the common stock that may be sold under the sales agreement will be no lower than the minimum price designated by us prior to the sale. As of September 30, 2004, we had not sold any shares of common stock pursuant to the sales agreement. As of November 8, 2004, we have sold a total of 472,000 shares of common stock pursuant to the sales agreement at a weighted average sales price of $20.36, for net proceeds to us of approximately $9.4 million.

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

Business Overview

      We are a real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages middle-market apartment communities nationwide. We were formed in 1972 as a Virginia corporation and we changed our state of incorporation from Virginia to Maryland in 2003. Our subsidiaries include two operating partnerships, Heritage Communities L.P., a Delaware limited partnership, and United Dominion Realty, L.P., a Delaware limited partnership. Unless the context otherwise requires, all references in this report to “we,” “us,” “our,” “the company,” or “United Dominion” refer collectively to United Dominion Realty Trust, Inc. and its subsidiaries.

      At September 30, 2004, our portfolio included 271 communities with 77,443 apartment homes nationwide. The following table summarizes our market information by major geographic markets (includes real estate held for disposition, real estate under development, and land, but excludes commercial properties):

					Three Months Ended		Nine Months Ended
	As of September 30, 2004				September 30, 2004		September 30, 2004

	Number of	Number of	Percentage of	Carrying	Average	Average	Average	Average
	Apartment	Apartment	Carrying	Value	Physical	Collections Per	Physical	Collections Per
	Communities	Homes	Value	(in thousands)	Occupancy	Occupied Home	Occupancy	Occupied Home

Southern California	17	4,423	12.1%	$576,918	94.4%	$791	94.5%	$742
Houston, TX	21	6,034	5.6%	268,994	91.2%	619	91.0%	629
Northern California	7	2,024	4.5%	215,758	94.8%	1,096	94.4%	1,074
Orlando, FL	14	4,140	4.5%	215,308	95.3%	711	94.0%	706
Metropolitan DC	7	2,245	4.4%	210,695	96.9%	1,093	96.3%	1,061
Raleigh, NC	11	3,663	4.4%	210,560	93.3%	632	93.1%	638
Dallas, TX	11	3,590	4.1%	196,893	96.1%	647	96.0%	621
Tampa, FL	11	3,836	4.1%	194,585	95.3%	720	94.7%	713
Phoenix, AZ	10	2,779	3.6%	173,736	91.3%	663	91.4%	670
Baltimore, MD	10	2,118	3.4%	160,016	96.5%	930	96.2%	823
Columbus, OH	6	2,530	3.2%	152,072	92.1%	660	91.8%	670
Nashville, TN	9	2,580	3.2%	151,375	95.0%	691	94.4%	623
Monterey Peninsula, CA	8	1,604	3.0%	141,716	92.5%	919	92.1%	923
Charlotte, NC	9	2,378	2.9%	135,683	92.4%	537	91.7%	516
Richmond, VA	9	2,636	2.8%	135,104	94.2%	757	94.2%	749
Arlington, TX	8	2,656	2.7%	126,281	93.1%	632	93.0%	633
Greensboro, NC	8	2,123	2.2%	106,948	92.7%	589	93.0%	588
Seattle, WA	6	1,575	2.1%	99,207	92.4%	747	93.3%	759
Denver, CO	3	1,484	2.1%	99,058	94.0%	643	93.3%	642
Wilmington, NC	6	1,868	1.9%	93,026	97.5%	658	95.4%	643
Portland, OR	6	1,490	1.9%	91,586	91.6%	462	91.4%	467
Austin, TX	5	1,425	1.7%	81,920	89.1%	653	90.6%	547
Atlanta, GA	6	1,426	1.6%	74,856	92.9%	611	91.8%	616
Columbia, SC	6	1,584	1.3%	64,452	93.7%	609	93.1%	602
Jacksonville, FL	3	1,157	1.3%	60,809	93.5%	695	93.6%	700
Norfolk, VA	6	1,438	1.2%	58,155	96.6%	793	96.6%	780
Lansing, MI	4	1,226	1.1%	52,497	91.9%	620	92.0%	631
Other Southwestern	12	4,100	4.4%	208,271	93.8%	616	93.5%	620
Other North Carolina	8	1,893	1.6%	77,969	95.9%	625	96.1%	619
Other Midwestern	7	1,188	1.4%	66,493	93.1%	683	93.0%	687
Other Southeastern	3	1,153	1.3%	60,819	93.0%	552	93.5%	557
Other Mid-Atlantic	6	1,156	1.2%	55,778	94.8%	837	94.2%	817
Other Virginia	3	820	1.0%	46,892	93.5%	939	92.3%	919
Other Florida	5	1,101	0.9%	45,198	95.3%	677	94.3%	665
Real Estate Under Development	—	—	0.7%	35,622	—	—	—	—
Land	—	—	0.6%	29,053	—	—	—	—

Total	271	77,443	100.0%	$4,774,303	93.9%	$703	93.5%	$690

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

      We expect to meet our short-term liquidity requirements generally through net cash provided by operations and borrowings under credit arrangements. We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, the repayment of financing on development activities, and potential property acquisitions, through long-term secured and unsecured borrowings, the disposition of properties, and the issuance of additional debt or equity securities. We believe that our net cash provided by operations will continue to be adequate to meet both operating requirements and the payment of dividends by the Company in accordance with REIT requirements in both the short- and long-term. Likewise, the budgeted expenditures for improvements and renovations of certain properties are expected to be funded from cash flow from property operations.

      We have a shelf registration statement filed with the Securities and Exchange Commission which provides for the issuance of up to an aggregate of $1.5 billion in common shares, preferred shares, and debt securities to facilitate future financing activities in the public capital markets. This shelf registration statement replaces our previous $1.0 billion shelf registration statement and includes $331.3 million of unissued securities carried forward from the previous $1.0 billion shelf registration statement. During the nine months ended September 30, 2004, we completed various financing activities under our shelf registration statements. These activities are summarized in the section entitled “Financing Activities” that follows. As of September 30, 2004, approximately $1.45 billion of equity and debt securities remained available for issuance under our new $1.5 billion shelf registration statement. Access to capital markets is dependent on market conditions at the time of issuance.

      On October 7, 2004, United Dominion completed the sale of $100 million of 5.00% senior unsecured notes due January 2012 and $25 million of 4.30% senior unsecured notes due July 2007 under its $1.5 billion shelf registration statement. The $25 million in notes represents a re-opening of the 4.30% senior notes due July 2007 issued by United Dominion in June 2004, and these notes will constitute a single series of notes, bringing the aggregate principal amount outstanding of the 4.30% senior notes to $75 million. The net proceeds of $124.4 million from these issuances were used to fund the acquisition of apartment communities. On November 1, 2004, United Dominion completed the sale of $100 million of 5.25% senior unsecured notes due January 2015 under its $1.5 billion shelf registration statement. The net proceeds of $99.0 million were used to fund the acquisition of apartment communities. On November 2, 2004, United Dominion completed the sale of 3.5 million shares of common stock at a public offering price of $20.50 under its $1.5 billion shelf registration statement, and sold an additional 525,000 shares of common stock at a public offering price of $20.50 per share in connection with the exercise of the underwriter’s over-allotment option. The net proceeds of $81.9 million were used to reduce outstanding balances under our $500 million unsecured revolving credit facility, which was used to fund the acquisition of apartment communities.

      In October 2004, we filed a prospectus supplement under the Securities Act of 1933 relating to the offering of up to five million shares of our common stock that we may issue and sell through an agent from time to time in “at the market offerings,” as defined in Rule 415 of the Securities Act of 1933. These sales will be made under our $1.5 billion shelf registration statement pursuant to a sales agreement that we entered into with the agent in July 2003. The sales price of the common stock that may be sold under the sales agreement will be no lower than the minimum price designated by us prior to the sale. As of September 30, 2004, we had not sold any shares of common stock pursuant to the sales agreement. As of November 8, 2004, we have sold a total of 472,000 shares of common stock pursuant to the sales agreement at a weighted average sales price of $20.36, for net proceeds to us of approximately $9.4 million.

      In July 2004, Moody’s Investors Service upgraded our rating on our senior unsecured debt from Baa3 to Baa2 and our preferred stock from Ba1 to Baa3 with a stable outlook.

Future Capital Needs

      Future development expenditures are expected to be funded primarily through joint ventures, with proceeds from the sale of property, with construction loans and, to a lesser extent, with cash flows provided by operating activities. Acquisition activity in strategic markets is expected to be financed through the issuance of equity and debt securities, the issuance of operating partnership units, the assumption or placement of secured and/or unsecured debt, and by the reinvestment of proceeds from the sale of properties.

      During the remainder of 2004, we have approximately $1.6 million of secured debt maturing that we anticipate repaying with proceeds from borrowings under our secured or unsecured credit facilities, or the issuance of new unsecured debt securities or equity.

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

Operating Activities

      For the nine months ended September 30, 2004, our cash flow provided by operating activities was $175.0 million compared to $164.6 million for the same period in 2003. The increase in cash flow from operating activities resulted primarily from a $7.3 million increase in property operating activities, and a $2.9 million decrease in general and administrative expense.

Investing Activities

      For the nine months ended September 30, 2004, net cash used in investing activities was $318.7 million compared to $147.6 million for the same period in 2003. Changes in the level of investing activities from period to period reflects our strategy as it relates to our acquisition, capital expenditure, development, and disposition programs, as well as the impact of the capital market environment on these activities, all of which are discussed in further detail below.

Acquisitions

      During the nine months ended September 30, 2004, we acquired 17 apartment communities with 4,299 apartment homes and one parcel of land. Our long-term strategic plan is to achieve greater operating efficiencies by investing in fewer, more concentrated markets. As a result, we have been expanding our interests in the fast growing Southern California, Florida, and Metropolitan DC markets over the past two years. During the remainder of 2004, we plan to continue to channel new investments into those markets we believe will provide the best investment returns. Markets will be targeted based upon defined criteria including past performance, expected job growth, portfolio diversification, location of current holdings, current and anticipated housing supply and demand, and the ability to attract and support household formation.

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

      During the first nine months of 2004, we spent $51.3 million or $677 per home on capital expenditures for all of our communities, excluding development. These capital improvements included turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as HVAC equipment, roofs, siding, parking lots, and other non-revenue enhancing capital expenditures, which aggregated $25.8 million or $340 per home. In addition, revenue enhancing capital expenditures, including water sub-metering, the initial installation of microwaves or washer-dryers, and extensive interior upgrades (including kitchen and bathroom remodeling) totaled $25.3 million or $334 per home and major renovations totaled $0.2 million or $3 per home for the nine months ended September 30, 2004.

      The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development and commercial properties for the periods presented:

	Nine Months Ended September 30,			Nine Months Ended September 30,
	(dollars in thousands)			(per home)

	2004	2003	% Change	2004	2003	% Change

Turnover capital expenditures	$12,745	$11,618	9.7%	$168	$157	7.0%
Other recurring capital expenditures	13,013	16,249	-19.9%	172	219	-21.5%

Total recurring capital expenditures	25,758	27,867	-7.6%	340	376	-9.6%
Revenue enhancing improvements	25,322	8,200	208.8%	334	111	200.9%
Major renovations	197	2,730	-92.8%	3	37	-91.9%

Total capital improvements	$51,277	$38,797	32.2%	$677	$524	29.2%

Repair and maintenance	31,400	29,638	5.9%	414	400	3.5%

Total expenditures	$82,677	$68,435	20.8%	$1,091	$924	18.1%

      Total capital improvements increased $12.5 million or $153 per home for the first nine months of 2004 compared to the same period in 2003. We will continue to selectively add revenue enhancing improvements which we believe will provide a return on investment substantially in excess of our cost of capital. Recurring capital expenditures during 2004 are currently expected to be approximately $490 per home.

Real Estate Under Development

      Development activity is focused in core markets in which we have strong operations in place. For the nine months ended September 30, 2004, we invested approximately $13.4 million on development projects, an increase of $1.0 million from $12.4 million for the same period in 2003.

      The following projects were under development as of September 30, 2004:

		Number of	Completed			Estimated	Expected
		Apartment	Apartment	Cost to Date	Budgeted Cost	Cost Per	Completion
	Location	Homes	Homes	(In thousands)	(In thousands)	Home	Date

Verano at Town Square	Rancho Cucamonga, CA	414	—	$24,400	$65,100	$157,200	1Q06
Mandalay on the Lake	Irving, TX	369	—	8,600	30,900	83,700	1Q06

		783	—	$33,000	$96,000	$122,600

      In addition, we own eight parcels of land that we continue to hold for future development that had a carrying value at September 30, 2004 of $27.0 million. Five of the eight parcels represent additional phases to existing communities as we plan to add apartment homes adjacent to currently owned communities that are in improving markets.

Disposition of Investments

      For the nine months ended September 30, 2004, we sold ten communities with 3,100 apartment homes for a gross consideration of $158.5 million. In conjunction with the sales, we received a note receivable for $75.6 million that bears interest at 7.0% and matures on December 31, 2004. As of September 30, 2004, the balance on the note receivable was $10.6 million. We recognized gains for financial reporting purposes of $35.2 million on these sales and will recognize $4.0 million in additional gains as the note receivable matures. Proceeds from the sales were used primarily to reduce debt.

      During 2004, we plan to continue to pursue our strategy of exiting markets where long-term growth prospects are limited and redeploying capital into markets that would enhance future growth rates and economies of scale. We intend to use proceeds from 2004 dispositions to acquire communities, fund development activity, and reduce debt.

Financing Activities

      Net cash provided by financing activities during the nine months ended September 30, 2004, was $140.8 million compared to net cash used in financing activities of $7.3 million for the same period in 2003. As part of the plan to improve our balance sheet, we utilized proceeds from dispositions, equity and debt offerings, and refinancings to extend maturities, pay down existing debt, and purchase new properties.

      The following is a summary of our financing activities for the nine months ended September 30, 2004:

•	Repaid $60.3 million of secured debt and $46.6 million of unsecured debt.

•	Sold $125 million aggregate principal amount of 5.13% senior unsecured notes due January 2014 ($75 million in January and $50 million in March) under our previous medium-term note program. These notes represent a re-opening of the 5.13% senior notes due January 2014 that we issued in October 2003, and these notes constitute a single series of notes, bringing the aggregate principal amount outstanding of the 5.13% senior notes to $200 million. The net proceeds from the issuances of $126.0 million were used to repay secured and unsecured debt obligations maturing in the first quarter of 2004 and to fund the acquisition of apartment homes.

•	Sold $50 million aggregate principal amount of 3.90% medium-term notes due March 2010 in March 2004 under our previous medium-term note program. The net proceeds from the issuance of approximately $49.4 million were used to fund the acquisition of apartment communities.

•	Replaced our previous $1.0 billion shelf registration statement with a new shelf registration statement for $1.5 billion in debt securities and preferred and common stock in June 2004. The new $1.5 billion shelf registration statement includes $331.1 million of unissued securities carried forward from our previous shelf registration statement.

•	Sold $50 million aggregate principal amount of 4.30% medium-term notes due July 2007 in June 2004 under our new $750 million medium-term note program. The net proceeds from the issuance of approximately $49.8 million will be used to fund acquisitions of apartment communities and repay amounts outstanding on our $500 million unsecured credit facility.

•	In conjunction with an acquisition, we assumed a secured mortgage of $61.8 million that amortizes principal monthly and has a balloon payment of $52.6 million due June 2013.

•	Moody’s Investors Service upgraded our rating on our senior unsecured debt from Baa3 to Baa2 and our preferred stock from Ba1 to Baa3 with a stable outlook in July 2004.

Credit Facilities

      We have four secured revolving credit facilities with Fannie Mae with an aggregate commitment of $860 million and one with Freddie Mac for $72 million. As of September 30, 2004, $676.3 million was outstanding under the Fannie Mae credit facilities leaving $183.7 million of unused capacity. The Fannie Mae credit facilities are for an initial term of ten years, bear interest at floating and fixed rates, and can be extended for an additional five years at our discretion. As of September 30, 2004, $70.7 million had been funded under the Freddie Mac credit facility leaving $1.3 million of unused capacity. The Freddie Mac credit facility is for an initial term of five years with an option for us to extend for an additional four-year term at the then market rate. As of September 30, 2004, aggregate borrowings under both the Fannie Mae and Freddie Mac credit facilities were $747 million. We have $288.9 million of the funded balance fixed at a weighted average interest rate of 6.4%. The remaining balance on these facilities is currently at a weighted average variable rate of 2.1%.

      We have a $500 million three-year unsecured revolving credit facility that matures in March 2006. If we receive commitments from additional lenders or if the initial lenders increase their commitments, we will be able to increase the credit facility to $650 million. At our option, the maturity date of the credit facility can be extended one year to March 2007. Based on our current credit rating, the credit facility bears interest at a rate equal to LIBOR plus 90 basis points. As of September 30, 2004, $269.9 million was outstanding under the credit facility leaving $230.1 million of unused capacity.

      The Fannie Mae, Freddie Mac, and bank revolving credit facilities are subject to customary financial covenants and limitations.

      Information concerning short-term bank borrowings under our credit facility is summarized in the table that follows (dollars in thousands):

	Three Months Ended	Twelve Months Ended
	September 30, 2004	December 31, 2003

Total revolving credit facility	$500,000	$500,000
Borrowings outstanding at end of period	269,900	137,900
Weighted average daily borrowings during the period	94,565	171,179
Maximum daily borrowings during the period	287,200	272,800
Weighted average interest rate during the period	2.1%	2.1%
Weighted average interest rate at end of period	2.1%	1.6%
Weighted average interest rate at end of period — after giving effect to swap agreements	2.1%	4.2%

Derivative Instruments

      As part of our overall interest rate risk management strategy, we have used derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. Our derivative transactions used for interest rate risk management included various interest rate swaps with indices that related to the pricing of specific financial instruments of the company. We believe that we appropriately controlled our interest rate risk through the use of derivative instruments. During the nine months ended September 30, 2004, the fair value of our derivative instruments improved from an unfavorable $1.6 million at December 31, 2003, to $0 at September 30, 2004. This decrease is primarily due to the normal progression of the fair market value of our derivative instruments towards zero as they matured. As of September 30, 2004, all of United Dominion’s interest rate swap agreements had matured.

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

      Historical cost accounting for real estate assets in accordance with generally accepted accounting principles implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance and defines FFO as net income (computed in accordance with accounting principles generally accepted in the United States), excluding gains (or losses) from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The use of FFO, combined with the required presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. We generally consider FFO to be a useful measure for reviewing our comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. We believe that FFO is the best measure of economic profitability for real estate investment trusts.

      The following table outlines our FFO calculation and reconciliation to generally accepted accounting principles for the three and nine months ended September 30, (dollars and shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income	$27,816	$20,444	$71,638	$49,369
Adjustments:
Distributions to preferred stockholders	(5,094)	(7,102)	(15,271)	(20,580)
Real estate depreciation and amortization, net of outside partners’ interest in 2003	43,818	38,235	126,239	110,074
Minority interests of unitholders in operating partnership	(10)	145	698	88
Real estate depreciation related to unconsolidated entities	70	52	207	137
Discontinued Operations:
Real estate depreciation	669	2,856	4,394	9,679
Minority interests of unitholders in operating partnership	1,439	686	2,815	1,338
Net gain on sale of depreciable property	(20,220)	(7,215)	(35,239)	(8,149)

Funds from operations (“FFO”) — basic	$48,488	$48,101	$155,481	$141,956

Distributions to preferred stockholders — Series D and E (Convertible)	2,183	4,191	6,538	11,847

Funds from operations — diluted	$50,671	$52,292	$162,019	$153,803

Gains on the disposition of real estate developed for sale — diluted	—	812	—	812

FFO with gains on the disposition of real estate developed for sale — diluted	$50,671	$53,104	$162,019	$154,615

Weighted average number of common shares and OP units outstanding — basic	135,859	124,892	135,780	119,855
Weighted average number of common shares, OP units, and common stock equivalents outstanding — diluted	145,168	140,424	145,038	134,870

      In the computation of diluted FFO, OP units, out-performance partnership units, and the shares of Series D and Series E convertible preferred stock are dilutive; therefore, they are included in the diluted share count. For the three and nine months ended September 30, 2004, distributions to preferred stockholders exclude $1.6 million and $4.7 million, respectively, related to a premium on preferred stock conversions. For both the three and nine months ended September 30, 2003, distributions to preferred stockholders exclude $12.1 million and $18.4 million, respectively, related to a premium on preferred stock conversions.

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

      The following is a reconciliation of GAAP gains from the disposition of real estate developed for sale to gross gains from the disposition of real estate developed for sale for the three and nine months ended September 30, (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

GAAP gains on the disposition of real estate developed for sale	$—	$1,249	$—	$1,249
Less: accumulated depreciation	—	(437)	—	(437)

Gains on the disposition of real estate developed for sale	$—	$812	$—	$812

      The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the three and nine months ended September 30, (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Weighted average number of common shares and OP units outstanding — basic	135,859	124,892	135,780	119,855
Weighted average number of OP units outstanding	(8,677)	(8,542)	(8,681)	(7,603)

Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	127,182	116,350	127,099	112,252

Weighted average number of common shares, OP units, and common stock equivalents outstanding — diluted	145,168	140,424	145,038	134,870
Weighted average number of OP units outstanding	(8,677)	(8,542)	(8,681)	(7,603)
Weighted average number of Series A OPPSs outstanding	(1,792)	(1,853)	(1,792)	(1,853)
Weighted average number of Series D preferred shares outstanding	(3,077)	(9,231)	(3,077)	(10,820)
Weighted average number of Series E preferred shares outstanding	(3,425)	(3,425)	(3,425)	(1,380)
Weighted average number of stock options outstanding	—	(1,023)	—	(962)

Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	128,197	116,350	128,063	112,252

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

      The following is a presentation of cash flow metrics based on generally accepted accounting principles for the three and nine months ended September 30 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net cash provided by operating activities	$68,242	$63,824	$175,003	$164,630
Net cash (used in)/provided by investing activities	(201,932)	9,797	(318,667)	(147,554)
Net cash provided by/(used in) financing activities	134,925	(62,308)	140,828	(7,288)

Results of Operations

      The following discussion includes the results of both continuing and discontinued operations for the periods presented.

Net Income Available to Common Stockholders

      Net income available to common stockholders was $21.2 million ($0.17 per diluted share) for the quarter ended September 30, 2004, compared to $1.2 million ($0.01 per diluted share) for the same period in the prior year. The increase for the quarter ended September 30, 2004 when compared to the same period in 2003 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this report:

•	$13.0 million more in gains recognized from the sale of depreciable property;

•	a $10.5 million decrease in premiums paid on preferred stock conversions;

•	a $2.7 million increase in operating results;

•	$2.0 million less in preferred stock distributions;

•	a $1.7 million decrease in general and administrative expense;

•	$1.4 million less in impairment loss on investments; and

•	a $0.5 million increase in non-property income.

      These increases in income were partially offset by a charge of $5.5 million for hurricane related expenses, a $3.4 million increase in depreciation and amortization expense, and a $2.1 million increase in interest expense during the third quarter of 2004 when compared to the same period in 2003.

      Net income available to common stockholders was $51.7 million ($0.40 per diluted share) for the nine months ended September 30, 2004, compared to $10.4 million ($0.09 per diluted share) for the same period in the prior year. The increase for the nine months ended September 30, 2004 when compared to the same period in 2003 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this report:

•	$27.1 million more in gains recognized from the sale of depreciable property;

•	a $7.3 million increase in operating results;

•	a $13.7 million decrease in premiums paid on preferred stock conversions;

•	$5.3 million less in preferred stock distributions;

•	a $2.9 million decrease in general and administrative expense;

•	a $1.5 million increase in non-property income;

•	$1.4 million less in impairment loss on investments; and

•	a $0.8 million decrease in interest expense.

      These increases in income were partially offset by a charge of $5.5 million for hurricane related expenses and a $10.4 million increase in depreciation and amortization expense during the first nine months of 2004 when compared to the same period in 2003.

Apartment Community Operations

      Our net income is primarily generated from the operation of our apartment communities. The following table summarizes the operating performance of our total apartment portfolio for each of the periods presented (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2004	2003	% Change	2004	2003	% Change

Property rental income	$160,399	$154,631	3.7%	$478,482	$459,306	4.2%
Property operating expense*	(62,864)	(59,780)	5.2%	(186,725)	(174,855)	6.8%

Property operating income	$97,535	$94,851	2.8%	$291,757	$284,451	2.6%

Weighted average number of homes	76,149	75,555	0.8%	76,222	74,330	2.5%
Physical occupancy**	93.9%	93.0%	0.9%	93.5%	93.3%	0.2%

*	Excludes depreciation, amortization, and property management expenses.

**	Based upon weighted average stabilized homes.

      The following table is our reconciliation of property operating income to net income as reflected on the Consolidated Statements of Operations for the three and nine months ended September 30, (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Property operating income	$97,535	$94,851	$291,757	$284,451
Commercial operating income	115	116	355	713
Non-property income	807	307	2,213	703
Real estate depreciation and amortization	(44,487)	(41,091)	(130,633)	(120,188)
Interest	(29,990)	(27,844)	(88,218)	(89,016)
General and administrative and property management	(8,266)	(9,778)	(26,398)	(28,764)
Hurricane related expenses	(5,503)	—	(5,503)	—
Impairment loss on investments	—	(1,392)	—	(1,392)
Other operating expenses	(1,134)	(1,109)	(3,495)	(3,247)
Net gain on sale of depreciable property	20,220	7,215	35,239	8,149
Minority interests	(1,481)	(831)	(3,679)	(2,040)

Net income per the Consolidated Statement of Operations	$27,816	$20,444	$71,638	$49,369

Same Communities

      Our same communities (those communities acquired, developed, and stabilized prior to September 30, 2003 and held on September 30, 2004, which consisted of 66,925 apartment homes) provided 86% of our property operating income for the nine months ended September 30, 2004.

      For the third quarter of 2004, same community property operating income decreased 0.3% or $0.3 million compared to the same period in 2003. The decrease in property operating income was primarily attributable to a 1.3% or $1.9 million increase in revenues from rental and other income that was offset by a 4.0% or $2.2 million increase in operating expenses. The increase in revenues from rental and other income was primarily driven by a 12.3% or $1.3 million decrease in vacancy loss, and a 14.9% or $0.6 million increase in utility reimbursement income. Physical occupancy increased 0.9% to 94.0%.

      The increase in property operating expenses was primarily driven by a 10.5% or $1.0 million increase in repair and maintenance costs, a 5.8% or $0.9 million increase in personnel costs, and a 4.1% or $0.4 million increase in utilities expense.

      As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property operating income divided by property rental income) decreased 1.0% to 60.8%.

      For the nine months ended September 30, 2004, same community property operating income decreased 2.1% or $5.3 million compared to the same period in 2003. The overall decrease in property operating income was primarily attributable to a 0.2% or $0.7 million increase in revenues from rental and other income that was offset by a 3.8% or $6.0 million increase in operating expenses. The increase in revenues from rental and other income was primarily driven by a 15.0% or $1.7 million increase in utility reimbursement income, a 5.0% or $1.5 million decrease in vacancy loss, and a 4.5% or $0.6 million decrease in concession expense. These increases in income were offset by a 0.9% or $3.8 million decrease in rental rates. Physical occupancy increased 0.3% to 93.6%.

      The increase in property operating expenses was primarily driven by a 5.4% or $2.2 million increase in personnel costs, a 6.7% or $1.8 million increase in repair and maintenance costs, a 3.6% or $0.9 million increase in utilities expense, an 8.5% or $0.7 million increase in insurance costs, and a 1.3% or $0.5 million increase in property taxes.

      As a result of the percentage changes in property rental income and property operating expenses, the operating margin decreased 1.4% to 60.8%.

Non-Mature Communities

      The remaining 14% of our property operating income during the first nine months of 2004 was generated from communities that we classify as “non-mature communities” (primarily those communities acquired or developed during 2003 and 2004, sold properties, and those properties classified as real estate held for disposition). The 28 communities with 7,813 apartment homes that we acquired during 2003 and 2004 provided $26.0 million of property operating income. The ten communities with 3,100 apartment homes sold during 2004 provided $4.6 million of property operating income. In addition, our development communities, which included 178 apartment homes constructed since January 1, 2003, provided $0.7 million of property operating income during 2004, the ten communities with 2,361 apartment homes classified as real estate held for disposition provided $8.7 million of property operating income, and other non-mature communities provided $1.2 million of property operating income for the nine months ended September 30, 2004.

Real Estate Depreciation and Amortization

      For the three and nine months ended September 30, 2004, real estate depreciation and amortization on both continuing and discontinued operations increased 8.3% or $3.4 million and 8.7% or $10.4 million, respectively, compared to the same period in 2003, primarily due to the overall increase in the weighted average number of apartment homes.

Interest Expense

      For the three months ended September 30, 2004, interest expense on both continuing and discontinued operations increased 7.7% or $2.1 million from the same period in 2003 primarily due to debt issuances. For the quarter ended September 30, 2004, the weighted average amount of debt outstanding increased 17.9% or $373.3 million compared to the prior year. However, this was partially offset by the weighted average interest rate declining from 5.4% to 4.8% during 2004. The weighted average amount of debt outstanding during 2004 is higher than 2003 as acquisition costs in 2004 have been funded, in most part, by the issuance of debt. The decrease in the weighted average interest rate during 2004 reflects our ability to take advantage of lower interest rates through refinancing and the utilization of variable rate debt.

      For the nine months ended September 30, 2004, interest expense on both continuing and discontinued operations decreased 0.9% or $0.8 million from the same period in 2003 primarily due to debt refinancings and decreasing interest rates. For the nine months ended September 30, 2004, the weighted average amount of debt outstanding increased 10.9% or $223.9 million compared to the prior year. However, this was more than offset by the weighted average interest rate declining from 5.5% to 4.9% during 2004. The weighted average amount of debt outstanding during 2004 is higher than 2003 as acquisition costs in 2004 have been funded, in most part, by the issuance of debt. The decrease in the weighted average interest rate during 2004 reflects our ability to take advantage of lower interest rates through refinancing and the utilization of variable rate debt.

General and Administrative

      For the three months ended September 30, 2004, general and administrative expenses decreased $1.7 million or 30.3% compared to the same period in 2003 primarily as a result of a decrease in incentive compensation expense. For the nine months ended September 30, 2004, general and administrative expense decreased $2.9 million or 18.0% over the comparable period in 2003. The decrease for the nine-month period was primarily due to a decrease in incentive compensation expense, legal, and recruiting expenses.

Hurricane Related Expenses

      During the third quarter of 2004, we recognized a $5.5 million charge to cover expenses associated with the damage in Florida caused by hurricanes Charley, Frances, and Jeanne. United Dominion reported that 25 of its 34 Florida communities were affected by the hurricanes.

Impairment Loss on Investments

      During the third quarter of 2003, we recognized a $1.4 million charge for the write-off of United Dominion’s investment in Realeum, Inc., and unconsolidated development joint venture created to develop web-based solutions for multi-family property and portfolio management.

Gains on Sales of Land and Depreciable Property

      For the three and nine months ended September 30, 2004, we recognized gains for financial reporting purposes of $20.2 million and $35.2 million, respectively, compared to $7.2 million and $8.1 million for the comparable period in 2003. Changes in the level of gains recognized from period to period reflect the changing level of our divestiture activity from period to period, as well as the extent of gains related to specific properties sold.

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

Factors Affecting Our Business and Prospects

      There are many factors that affect our business and the results of our operations, some of which are beyond our control. These factors include:

•	unfavorable changes in apartment market and economic conditions that could adversely affect occupancy levels and rental rates,

•	the failure of acquisitions to achieve anticipated results,

•	possible difficulty in selling apartment communities,

•	the timing and closing of planned dispositions under agreement,

•	competitive factors that may limit our ability to lease apartment homes or increase or maintain rents,

•	insufficient cash flow that could affect our debt financing and create refinancing risk,

•	failure to generate sufficient revenue, which could impair our debt service payments and distributions to stockholders,

•	development and construction risks that may impact our profitability,

•	potential damage from natural disasters, including hurricanes and other weather-related events, which could result in substantial costs,

•	delays in completing developments and lease-ups on schedule,

•	our failure to succeed in new markets,

•	changing interest rates, which could increase interest costs and affect the market price of our securities,

•	potential liability for environmental contamination, which could result in substantial costs, and

•	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year.

      For a discussion of these and other factors affecting our business and prospects, see “Item 1. — Business — Factors Affecting Our Business and Prospects” in our Annual Report on Form 10-K for the year ended December 31, 2003. In addition, stockholders should consider the following risk factor:

      Our internal control over financial reporting may not be considered effective which could result in a loss of investor confidence in our financial reports, and in turn have an adverse effect on our stock price. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2004, we will be required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report will also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls.

      The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. While we feel that our key controls are currently effective, we continue to enhance our internal controls over financial reporting by adding additional resources in key functional areas and bringing all of our operations up to the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required, under the new standard issued by the Public Company Accounting Oversight Board.

      We are currently performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2004 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of the internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      United Dominion is exposed to interest rate changes associated with our unsecured credit facility and other variable rate debt as well as refinancing risk on our fixed rate debt. United Dominion’s involvement with derivative financial instruments is limited and we do not expect to use them for trading or other speculative purposes. In prior periods, United Dominion had used derivative instruments solely to manage its exposure to interest rates.

      See our Annual Report on Form 10-K for the year ended December 31, 2003 “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of September 30, 2004, our market risk has not changed materially from the amounts reported on our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.	CONTROLS AND PROCEDURES

      As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. In addition, our Chief Executive Officer and our Chief Financial Officer concluded that during the quarter ended September 30, 2004, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

PART II — OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      On June 3, 1999, our Board of Directors authorized the repurchase in open market transactions, in block transactions, or otherwise, of up to 5.5 million shares of common stock. On December 5, 2000, our Board of Directors authorized the purchase of up to an additional 5.5 million shares of common stock in open market transactions, in block purchases or otherwise. As of September 30, 2004, we have repurchased a total of 8,749,763 shares of common stock under this program. As disclosed in the table below, we did not purchase any shares of our common stock during the quarter ended September 30, 2004.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of Publicly	May Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Per	Plans or	Under the Plans
Period	Purchased	Share	Programs	or Programs

July 1, 2004 through July 31, 2004	0	N/A	0	2,250,237
August 1, 2004 through August 31, 2004	0	N/A	0	2,250,237
September 1, 2004 through September 30, 2004	0	N/A	0	2,250,237
Total	0	N/A	0	2,250,237

Item 6.	EXHIBITS

Exhibit No.	Description

2.1	Agreement of Purchase and Sale dated as of August 13, 2004, by and between United Dominion Realty, L.P., a Delaware limited partnership, as Buyer, and Essex The Crest, L.P., a California limited partnership, Essex El Encanto Apartments, L.P., a California limited partnership, Essex Hunt Club Apartments, L.P., a California limited partnership, and the other signatories named as Sellers therein.(1)
2.2	First Amendment to Agreement of Purchase and Sale dated as of September 29, 2004, by and between United Dominion Realty, L.P., a Delaware limited partnership, as Buyer, and Essex The Crest, L.P., a California limited partnership, Essex El Encanto Apartments, L.P., a California limited partnership, Essex Hunt Club Apartments, L.P., a California limited partnership, and the other signatories named as Sellers therein.(2)
2.3	Second Amendment to Agreement of Purchase and Sale dated as of October 26, 2004, by and between United Dominion Realty, L.P., a Delaware limited partnership, as Buyer, and Essex The Crest, L.P., a California limited partnership, Essex El Encanto Apartments, L.P., a California limited partnership, Essex Hunt Club Apartments, L.P., a California limited partnership, and the other signatories named as Sellers therein.(3)
12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.

(1)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated September 28, 2004 and filed with the Securities and Exchange Commission on September 29, 2004 (Commission File No. 1-10524).

(2)	Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated September 29, 2004 and filed with the Securities and Exchange Commission on October 5, 2004 (Commission File No. 1-10524).

(3)	Incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K/A dated September 29, 2004 and filed with the Securities and Exchange Commission on November 1, 2004 (Commission File No. 1-10524).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED DOMINION REALTY TRUST, INC.
(Registrant)

Date: November 8, 2004

/s/ CHRISTOPHER D. GENRY

Christopher D. Genry
Executive Vice President and Chief Financial Officer

Date: November 8, 2004

/s/ SCOTT A. SHANABERGER

Scott A. Shanaberger
Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement of Purchase and Sale dated as of August 13, 2004, by and between United Dominion Realty, L.P., a Delaware limited partnership, as Buyer, and Essex The Crest, L.P., a California limited partnership, Essex El Encanto Apartments, L.P., a California limited partnership, Essex Hunt Club Apartments, L.P., a California limited partnership, and the other signatories named as Sellers therein.(1)
2.2	First Amendment to Agreement of Purchase and Sale dated as of September 29, 2004, by and between United Dominion Realty, L.P., a Delaware limited partnership, as Buyer, and Essex The Crest, L.P., a California limited partnership, Essex El Encanto Apartments, L.P., a California limited partnership, Essex Hunt Club Apartments, L.P., a California limited partnership, and the other signatories named as Sellers therein.(2)
2.3	Second Amendment to Agreement of Purchase and Sale dated as of October 26, 2004, by and between United Dominion Realty, L.P., a Delaware limited partnership, as Buyer, and Essex The Crest, L.P., a California limited partnership, Essex El Encanto Apartments, L.P., a California limited partnership, Essex Hunt Club Apartments, L.P., a California limited partnership, and the other signatories named as Sellers therein.(3)
12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.

(1)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated September 28, 2004 and filed with the Securities and Exchange Commission on September 29, 2004 (Commission File No. 1-10524).

(2)	Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated September 29, 2004 and filed with the Securities and Exchange Commission on October 5, 2004 (Commission File No. 1-10524).

(3)	Incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K/A dated September 29, 2004 and filed with the Securities and Exchange Commission on November 1, 2004 (Commission File No. 1-10524).