Form 10-K
period 2004-12-31
UNITED DOMINION REALTY TRUST INC
filed 2005-03-15
CIK 74208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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
(720) 283-6120
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
8.60% Series B Cumulative Redeemable Preferred Stock	New York Stock Exchange
8.50% Monthly Income Notes Due 2008	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or other information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of the shares of common stock held by non-affiliates on June 30, 2004 was approximately $2.4 billion. This calculation excludes shares of common stock held by the registrant’s officers and directors and each person known by the registrant to beneficially own more than 5% of the registrant’s outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose. As of March 1, 2005 there were 137,023,872 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 3, 2005.

		Page

PART I.
Item 1.	Business	2
Item 2.	Properties	17
Item 3.	Legal Proceedings	18
Item 4.	Submission of Matters to a Vote of Security Holders	18

PART II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	39
Item 8.	Financial Statements and Supplementary Data	39
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	39
Item 9A.	Controls and Procedures	39
Item 9B.	Other Information	40

PART III.
Item 10.	Directors and Executive Officers of the Registrant	40
Item 11.	Executive Compensation	41
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	41
Item 13.	Certain Relationships and Related Transactions	41
Item 14.	Principal Accounting Fees and Services	41

PART IV.
Item 15.	Exhibits and Financial Statement Schedules	41
Amended and Restated Bylaws
5.00% Medium-Term Notes due January 2012
4.30% Medium-Term Note due July 2007
5.25% Medium-Term Note due January 2015, issued November 1, 2004
5.25% Medium-Term Note due January 2015, issued February 14, 2005
5.25% Medium-Term Note due January 2015, issued March 8, 2005
Employment Agreement of Richard A. Giannotti
Compensation Summary
Computation of Ratio of Earnings to Fixed Charges
Subsidiaries
Consent of Independent Registered Public Accounting Firm
Rule 13a-14(a) Certification of the Chief Executive Officer
Rule 13a-14(a) Certification of the Chief Financial Officer
Section 1350 Certification of the Chief Executive Officer
Section 1350 Certification of the Chief Financial Officer

PART I

Item 1.	Business
General
      United Dominion Realty Trust, Inc. is a self administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages middle-market apartment communities nationwide. At December 31, 2004, our apartment portfolio included 273 communities located in 43 markets, with a total of 78,855 completed apartment homes. In addition, we had three apartment communities under development.
      We have elected to be taxed as a REIT under the Internal Revenue Code of 1986. To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate, our income be derived primarily from real estate, and that we distribute at least 90% of our REIT taxable income (other than our net capital gain) to our stockholders. As a qualified REIT, we generally will not be subject to federal income taxes on our REIT taxable income to the extent we distribute such income to our stockholders. In 2004, we declared total distributions of $1.17 per share to our stockholders, which represents our 28th year of consecutive dividend increases to our stockholders.
      We were formed in 1972 as a Virginia corporation. In June 2003, we changed our state of incorporation from Virginia to Maryland. Our corporate headquarters is located at 400 East Cary Street, Richmond, Virginia. Our principal executive offices are located at 1745 Shea Center Drive, Suite 200, Highlands Ranch, Colorado. As of March 1, 2005, we had 1,943 full-time employees and 178 part-time employees.
      Our subsidiaries include two operating partnerships, Heritage Communities L.P., a Delaware limited partnership, and United Dominion Realty L.P., a Delaware limited partnership. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” “the company,” or “United Dominion” refer collectively to United Dominion Realty Trust, Inc. and its subsidiaries.
2004 Accomplishments

•	We provided a total stockholder return of 37%.

•	We increased our dividend for the 28th consecutive year.

•	We lowered the weighted average interest rate on our debt from 5.2% at December 31, 2003 to 5.0% at December 31, 2004.

•	We increased the size of our unencumbered pool of assets to $3.3 billion, valued on a historical cost basis.

•	We completed over $1.8 billion of capital transactions in 2004.

•	We were upgraded by Moody’s Investor Services on our unsecured debt rating to Baa2 from Baa3 and our preferred stock rating to Baa3 from Ba1 with a stable outlook.

•	We acquired 8,060 apartment homes in 28 communities for approximately $1.0 billion.

•	We completed the disposition of 19 apartment communities with 5,425 apartment homes for an aggregate sales price of approximately $270.1 million, exiting markets that no longer met our investment criteria. In addition, we sold 24 of 36 townhomes of a community for $7.3 million.

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
Acquisitions
      During 2004, using the proceeds from our disposition program, equity and debt offerings, we acquired 28 communities with 8,060 apartment homes at a total cost of approximately $1.0 billion, including the assumption of secured debt. In addition, we purchased one parcel of land for $16.3 million.
      When evaluating potential acquisitions, we consider:

•	population growth, cost of alternative housing, overall potential for economic growth and the tax and regulatory environment of the community in which the property is located,

•	geographic location, including proximity to our existing communities which can deliver significant economies of scale,

•	construction quality, condition and design of the community,

•	current and projected cash flow of the property and the ability to increase cash flow,

•	potential for capital appreciation of the property,

•	ability to increase the value and profitability of the property through upgrades and repositioning,

•	terms of resident leases, including the potential for rent increases,

•	occupancy and demand by residents for properties of a similar type in the vicinity,

•	prospects for liquidity through sale, financing, or refinancing of the property, and

•	competition from existing multifamily communities and the potential for the construction of new multifamily properties in the area.
      The following table summarizes our apartment acquisitions and our year-end ownership position for the past five years (dollars in thousands):

	2004	2003	2002	2001	2000

Homes acquired	8,060	5,220	4,611	1,304	267
Homes owned at December 31	78,855	76,244	74,480	77,567	77,219
Total real estate owned, at carrying value	$5,243,296	$4,351,551	$3,967,483	$3,907,667	$3,836,320
Dispositions
      We regularly monitor and adjust our assets to increase portfolio profitability. During 2004, we sold over 5,400 of our slower growing, non-core apartment homes while exiting some markets in an effort to increase the quality and performance of our portfolio. Proceeds from the disposition program were used primarily to reduce debt and fund acquisitions.
      Factors we consider in deciding whether to dispose of a property include:

•	current market price for an asset compared to projected economics for that asset,

•	potential increases in new construction in the market area,

•	areas where the economy is not expected to grow substantially, and

•	markets where we do not intend to establish long-term concentration.
      At December 31, 2004, there were 12 apartment communities and one parcel of land classified as real estate held for disposition. We are in the market for replacement properties that will correspond with our expected sales activity to prevent dilution to earnings.
Upgrading and Development Activities
      During 2004, we continued to reposition properties in targeted markets where there was an opportunity to add value and achieve greater than inflationary increases in rents over the long term. In 2004, we spent $17.6 million on three development projects that are expected to be completed in the first half of 2006. In addition, revenue enhancing capital expenditures, including kitchen and bath renovations, and other extensive interior upgrades totaled $45.9 million or $599 per home for the year ended December 31, 2004.
      The following wholly-owned projects were under development as of December 31, 2004:

	Number of	Completed			Estimated	Expected
	Apartment	Apartment	Cost to Date	Budgeted Cost	Cost	Completion
	Homes	Homes	(In thousands)	(In thousands)	Per Home	Date

2000 Post Phase III San Francisco, CA	24	—	$2,754	$7,000	$291,700	1Q06
Verano at Town Square Rancho Cucamonga, CA	414	—	27,648	66,300	160,100	2Q06
Mandalay on the Lake Irving, TX	369	—	9,840	30,900	83,700	2Q06

	807	—	$40,242	$104,200	$129,100

      In addition, we owned eight parcels of land held for future development aggregating $25.5 million at December 31, 2004. Four of the eight parcels represent additional phases to existing communities.
Financing Activities
      As part of our plan to strengthen our capital structure, we utilized proceeds from dispositions, equity offerings and refinancings to extend maturities, pay down existing debt, and acquire apartment communities. The following is a list of our major financing activities in 2004:

•	Repaid $131.8 million of secured debt and $46.6 million of unsecured debt.

•	Sold $125 million aggregate principal amount of 5.13% senior unsecured notes due January 2014 ($75 million in January and $50 million in March) under our medium-term note program. These notes represent a re-opening of the 5.13% senior unsecured notes due January 2014 that we issued in October 2003, and these notes constitute a single series of notes, bringing the aggregate principal amount outstanding of the 5.13% senior unsecured notes to $200 million. The net proceeds of $126.0 million were used to repay secured and unsecured debt obligations maturing in the first quarter of 2004 and to fund the acquisition of apartment homes.

•	Sold $50 million aggregate principal amount of 3.90% senior unsecured notes due March 2010 in March 2004 under our medium-term note program. The net proceeds of approximately $49.4 million were used to fund the acquisition of apartment communities.

•	Replaced our previous $1.0 billion shelf registration statement in June 2004 with a new shelf registration statement that provides for the issuance of up to $1.5 billion in debt securities and preferred and common stock. The new $1.5 billion shelf registration statement includes $331.3 million of unissued securities carried forward from our previous shelf registration statement.

•	Sold $50 million aggregate principal amount of 4.30% senior unsecured notes due July 2007 in June 2004 under our new $750 million medium-term note program. The net proceeds of approximately $49.8 million were used to fund the acquisition of apartment communities and repay amounts outstanding on our $500 million unsecured credit facility.

•	Moody’s Investors Service upgraded our rating on our senior unsecured debt to Baa2 from Baa3 and our preferred stock to Baa3 from Ba1 with a stable outlook in July 2004.

•	Sold $100 million of 5.00% senior unsecured notes due January 2012 and $25 million of 4.30% senior unsecured notes due July 2007 under our new $750 million medium-term note program in October 2004. The $25 million in notes represent a re-opening of the 4.30% senior unsecured notes due July 2007 that we issued in June 2004, and these notes constitute a single series of notes, bringing the aggregate principal amount outstanding of the 4.30% senior unsecured notes to $75 million. The net proceeds of $124.4 million were used to fund the acquisition of apartment communities.

•	Sold $100 million aggregate principal amount of 5.25% senior unsecured notes due January 2015 under our new $750 million medium-term note program in October 2004. The net proceeds of $99.0 million were used to fund the acquisition of apartment communities.

•	Sold 3.5 million shares of common stock at a public offering price of $20.50 per share under our $1.5 billion shelf registration statement in October 2004. We sold an additional 525,000 shares of common stock at a public offering price of $20.50 per share in connection with the exercise of the underwriter’s over-allotment option in October 2004. The net proceeds of $81.9 million were used to reduce outstanding debt balances under our $500 million unsecured revolving credit facility, which was used to fund the acquisition of apartment communities.

•	Filed a prospectus supplement under the Securities Act of 1933 in October 2004, relating to the offering of up to 5 million shares of our common stock that we may issue and sell through an agent from time to time in “at the market offerings,” as defined in Rule 415 of the Securities Act of 1933. Any sales of these shares will be made under our $1.5 billion shelf registration statement pursuant to a sales agreement that we entered into with the agent in July 2003. The sales price of the common stock that may be sold under the sales agreement will be no lower than the minimum price designated by us prior to the sale. As of December 31, 2004, we have sold a total of 472,000 shares of common stock pursuant to the sales agreement at a weighted average sales price of $20.36, for net proceeds to us of approximately $9.4 million.

•	Exercised our right to redeem 2 million shares of our Series D Cumulative Convertible Redeemable Preferred Stock in December 2004. Upon receipt of our redemption notice, the shares to be redeemed were converted by the holder into 3,076,769 shares of common stock at a price of $16.25 per share.

•	In conjunction with certain acquisitions, we assumed secured mortgages of $311.7 million with maturity dates ranging from September 2006 through June 2013.
Markets and Competitive Conditions
      At December 31, 2004, we owned 273 apartment communities in 43 markets in 17 states. Of those markets, 25 markets, or 61%, generated positive same community net operating income growth for the fourth quarter of 2004 when compared to the same period in the prior year. We have a geographically diverse portfolio and we believe that this diversification increases investment opportunity and decreases the risk associated with cyclical local real estate markets and economies, thereby increasing the stability and predictability of our earnings.
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
      Despite a strengthening United States economy, significant productivity growth has adversely affected employment growth, which is the primary driver of demand in our business. In addition, a sustained low mortgage interest rate environment, combined with government and builder incentives to first time home buyers, has further siphoned off what would traditionally be demand for apartment homes. To maintain occupancy levels during these economic conditions, we have reduced rents, increased our marketing expenses, and provided concessions to our residents.
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
      We believe that, in general, we are well-positioned to compete effectively for residents and investments. We believe our competitive advantages include:

•	a fully integrated organization with property management, development, acquisition, marketing and financing expertise,

•	scalable operating and support systems,

•	purchasing power,

•	geographic diversification with a presence in 43 markets across the country, and

•	significant presence in many of our major markets that allows us to be a local operating expert.
      Moving forward, we will continue to emphasize aggressive lease management, improved expense control, increased resident retention efforts and the realignment of employee incentive plans tied to our bottom line performance. We believe this plan of operation, coupled with the portfolio’s strengths in targeting the middle-market of renters across a geographically diverse platform, should position us for continued operational improvement.
Communities
      At December 31, 2004, our apartment portfolio included 273 communities having a total of 78,855 completed apartment homes. In addition, we had three apartment communities under development. The overall quality of our portfolio has significantly improved since 2001 with the disposition of non-core apartment homes and our upgrade program. The upgrading of the portfolio provides several key benefits related to portfolio profitability. It enables us to raise rents more significantly and to attract residents with higher levels of disposable income who are more likely to accept the transfer of expenses, such as water and sewer costs, from the landlord to the resident. In addition, it potentially reduces recurring capital expenditures per apartment home, and therefore increases cash flow.
Same Communities
      For 2004, same community property operating income decreased 1.2% or $3.9 million compared to 2003. The overall decrease in property operating income was primarily attributable to a 0.5% or $2.3 million increase in revenues from rental and other income that was offset by a 3.2% or $6.2 million increase in operating expenses. The increase in revenues from rental and other income was primarily driven by a 7.7% or $2.8 million decrease in vacancy loss and a 14.3% or $2.1 million increase in utility reimbursement income. These increases in income were offset by a 0.7% or $3.6 million decrease in rental rates. Physical occupancy increased 0.8% to 93.8%.
      The increase in property operating expenses was primarily driven by a 5.4% or $2.8 million increase in personnel costs, a 4.7% or $1.5 million increase in repair and maintenance costs, a 3.5% or $1.1 million increase in utilities expense, and a 1.6% or $0.8 million increase in property taxes.
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
      The strength of the United States economy has become increasingly susceptible to global events and threats of terrorism. At the same time, productivity enhancements and the increased exportation of labor have resulted in limited job growth despite an improving economy. Continued weakness in job creation, or any worsening of current economic conditions, generally and in our principal market areas, could have a material adverse effect on our occupancy levels, our rental rates and our ability to strategically acquire and dispose of apartment communities. This may impair our ability to satisfy our financial obligations and pay distributions to our stockholders.
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
      Development and Construction Risks Could Impact Our Profitability. We intend to continue to develop and construct apartment communities. Development activities may be conducted through wholly-owned affiliated companies or through joint ventures with unaffiliated parties. Our development and construction activities may be exposed to the following risks:

•	we may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, which could result in increased development costs and could require us to abandon our activities entirely with respect to a project for which we are unable to obtain permits or authorizations,

•	if we are unable to find joint venture partners to help fund the development of a community or otherwise obtain acceptable financing for the developments, our development capacity may be limited,

•	we may abandon development opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring such opportunities,

•	we may be unable to complete construction and lease-up of a community on schedule, or incur development or construction costs that exceed our original estimates, and we may be unable to charge rents that would compensate for any increase in such costs,

•	occupancy rates and rents at a newly-developed community may fluctuate depending on a number of factors, including market and economic conditions, preventing us from meeting our profitability goals for that community, and

•	when we sell to third parties homes or properties that we developed or renovated, we may be subject to warranty or construction defect claims that are uninsured or exceed the limits of our insurance.
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
      Changing Interest Rates Could Increase Interest Costs and Could Affect the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. Therefore, if interest rates increase, our interest costs will rise to the extent our variable rate debt is not hedged effectively. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of our common and preferred stock and debt securities.
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
      Interest Rate Hedging Contracts May Be Ineffective and May Result in Material Charges. From time to time when we anticipate issuing debt securities, we may seek to limit our exposure to fluctuations in interest rates during the period prior to the pricing of the securities by entering into interest rate hedging contracts. We may do this to increase the predictability of our financing costs. Also, from time to time we may rely on interest rate hedging contracts to limit our exposure under variable rate debt to unfavorable changes in market interest rates. If the terms of new debt securities are not within the parameters of, or market interest rates fall below that which we incur under a particular interest rate hedging contract, the contract is ineffective. Furthermore, the settlement of interest rate hedging contracts has involved and may in the future involve material charges.
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
      We are Subject to Certain Tax Risks. We have elected to be taxed as a REIT under the Internal Revenue Code. Our qualification as a REIT requires us to satisfy numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. We intend that our current organization and method of operation enable us to qualify as a REIT, but we may not so qualify or we may not be able to remain so qualified in the future. In addition, U.S. federal income tax laws governing REITs and other corporations and the administrative interpretations of those laws may be amended at any time, potentially with retroactive effect. Future legislation, new regulations, administrative interpretations or court decisions could adversely affect our ability to qualify as a REIT or adversely affect our stockholders.
      If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at corporate rates, and would not be allowed to deduct dividends paid to our stockholders in computing our taxable income. We may also be disqualified from treatment as a REIT for the four taxable years following the year in which we failed to qualify. The additional tax liability would reduce our net earnings available for investment or distribution to stockholders. In addition, we would no longer be required to make distributions to our stockholders. Even if we continue to qualify as a REIT, we will continue to be subject to certain federal, state and local taxes on our income and property.
      We May Conduct a Portion of Our Business Through Taxable REIT Subsidiaries, Which Could Have Adverse Tax Consequences. We have established several taxable REIT subsidiaries. Despite our qualification as a REIT, our taxable REIT subsidiaries must pay federal income tax on their taxable income. In addition, we must comply with various tests to continue to qualify as a REIT for federal income tax purposes, and our income from and investments in our taxable REIT subsidiaries generally do not constitute permissible income and investments for these tests. While we will attempt to ensure that our dealings with our taxable REIT subsidiaries will not adversely affect our REIT qualification, we cannot provide assurance that we will successfully achieve that result. Furthermore, we may be subject to a 100% penalty tax, or we may jeopardize our ability to retain future gains on real property sales, or our taxable REIT subsidiaries may be denied deductions, to the extent our dealings with our taxable REIT subsidiaries are not deemed to be arm’s length in nature.
      Certain Property Transfers May Generate Prohibited Transaction Income, Resulting in a Penalty Tax on Gain Attributable to the Transaction. From time to time, we may transfer or otherwise dispose of some of our properties. Under the Internal Revenue Code, any gain resulting from transfers of properties that we hold as inventory or primarily for sale to customers in the ordinary course of business would be treated as income from a prohibited transaction subject to a 100% penalty tax. Since we acquire properties for investment purposes, we do not believe that our occasional transfers or disposals of property are prohibited transactions. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or disposals of properties by us are prohibited transactions. If the Internal Revenue Service were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, then we would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction and we may jeopardize our ability to retain future gains on real property sales. In addition, income from a prohibited transaction might adversely affect our ability to satisfy the income tests for qualification as a REIT for federal income tax purposes.

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

Executive Officers of the Company
      The following table sets forth information about our executive officers as of March 1, 2005. The executive officers listed below serve in their respective capacities at the discretion of the board of directors.

Name	Age	Office	Since

Thomas W. Toomey	44	Chief Executive Officer, President and Director	2001
W. Mark Wallis	54	Senior Executive Vice President	2001
Christopher D. Genry	44	Executive Vice President & Chief Financial Officer	2001
Richard A. Giannotti	49	Executive Vice President — Asset Quality	1985
Martha R. Carlin	42	Senior Vice President, Director of Property Operations	2001
Lester C. Boeckel	56	Senior Vice President — Dispositions & Acquisitions	2001
Patrick S. Gregory	55	Senior Vice President, Chief Information Officer	1997
Michael J. Kelly	37	Senior Vice President — Acquisitions	2004
Rodney A. Neuheardt	43	Senior Vice President — Finance & Treasurer	2001
Scott A. Shanaberger	36	Senior Vice President, Chief Accounting Officer & Assistant Secretary	1994
Thomas A. Spangler	44	Senior Vice President — Business Development & Chief Risk Officer	1998
Moises V. Vela, Jr.	43	Senior Vice President, Multicultural Strategy	2005
Mark E. Wood	52	Senior Vice President — Development	1994
Mary Ellen Norwood	50	Vice President — Legal Administration & Secretary	2001
      Set forth below is certain biographical information about each of our executive officers.
      Mr. Toomey joined us as Chief Executive Officer, President and a director in February 2001. Prior to joining us, Mr. Toomey was with Apartment Investment and Management Company, or AIMCO, a publicly traded real estate investment trust, where he served as Chief Operating Officer for two years and Chief Financial Officer for four years. During his tenure at AIMCO, Mr. Toomey was instrumental in the growth of AIMCO from 34,000 apartment units to 360,000 units. He has also served as a Senior Vice President at Lincoln Property Company, a national real estate development, property management and real estate consulting company, from 1990 to 1995. He currently serves as a member of the board of the National Association of Real Estate Investment Trusts and the National MultiHousing Council and he serves as Co-Chairman of the Homeland Security Task Force of the Real Estate Roundtable.
      Mr. Wallis joined us in March 2001 as Senior Executive Vice President responsible for legal, acquisitions, dispositions, and development. Prior to joining us, Mr. Wallis was the President of Golden Living Communities, a company he established in 1995, involved in the development of assisted and independent living communities. Prior to founding Golden Living, Mr. Wallis was Executive Vice President of Finance and Administration of Lincoln Property Company.
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
      Mr. Giannotti joined us as Director of Development and Construction in September 1985. He was elected Assistant Vice President in 1988, Vice President in 1989, and Senior Vice President in 1996. In 1998, Mr. Giannotti was elected Director of Development-East, and was promoted to Executive Vice President — Asset Quality in 2003.

      Ms. Carlin joined us in March 2001 as a Senior Vice President responsible for operational efficiencies and revenue enhancement and was promoted to Senior Vice President, Director of Property Operations in 2004. Ms. Carlin was previously Senior Vice President of Operations for opsXchange, Inc., a real estate procurement technology developer. Previously, she served as Senior Vice President of Ancillary Services at AIMCO and as a member of Arthur Andersen’s Real Estate Services Group.
      Mr. Boeckel joined us in July 2001 as Vice President of Dispositions and Acquisitions and was promoted to Senior Vice President in February 2002. Prior to joining United Dominion, Mr. Boeckel was the Senior Vice President of Asset Management at AIMCO. Before becoming the Senior Vice President of Asset Management, Mr. Boeckel was a Regional Vice President with operating responsibility for a portfolio of 12,000 apartment homes. Prior to joining AIMCO, Mr. Boeckel had over ten years of real estate experience with various firms including a regional investment banking firm, a regional financial planning firm, and a national apartment syndication firm.
      Mr. Gregory joined us in 1997 as Vice President and Chief Information Officer and was promoted to Senior Vice President in 1999. From 1976 to 1997, Mr. Gregory was employed by Crestar Bank as a New Technology Analyst.
      Mr. Kelly joined us in 2003 as Senior Vice President — Acquisitions. Prior to joining United Dominion, Mr. Kelly was Senior Vice President in charge of national apartment acquisitions for Urdang & Associates, a Philadelphia based pension fund advisor. During his tenure he purchased over 4,100 units. Prior to Urdang, Mr. Kelly was a Principal with Lend Lease focusing on national apartment acquisitions. From 1993 to 1998, Mr. Kelly was Vice President and part owner of Apartment Realty Advisors, an apartment brokerage company.
      Mr. Neuheardt joined us in June 2001 as Vice President, Finance and was promoted to Senior Vice President, Finance in February 2003, and Treasurer in 2004. Prior to joining us, Mr. Neuheardt was Controller and Treasurer of Sunrise Housing, Ltd., a privately owned apartment development company that manufactures modular units for the construction of affordable apartment communities. Previously, Mr. Neuheardt served as controller of several private energy companies, including Continental Emsco Company. Prior to that, Mr. Neuheardt was a Senior Manager in KPMG, LLP’s audit practice.
      Mr. Shanaberger joined us in 1994 as an Accounting Manager and was promoted to Assistant Vice President and Assistant Treasurer in 1997. In 2000, Mr. Shanaberger was promoted to Vice President Corporate Controller and Chief Accounting Officer and was promoted to Senior Vice President in 2002. Prior to joining United Dominion, Mr. Shanaberger was employed by Ernst & Young LLP.
      Mr. Spangler joined us as Assistant Vice President, Operational Planning and Asset Management in August 1998 and was promoted to Vice President, Director of Operational Planning and Asset Management that same year. Mr. Spangler was promoted to Senior Vice President — Business Development in February 2003, and Chief Risk Officer in September 2003. Prior to joining United Dominion, Mr. Spangler was an Asset Manager for Summit Enterprises, Inc. of Virginia, a private investment management firm for nine years.
      Mr. Vela joined us as Senior Vice President, Multicultural Strategy in February 2005. Prior to joining us, Mr. Vela served as executive director of the National Association of Hispanic Real Estate Professionals and as president of Diverse Directions LLC, a consulting firm that he established in 2000. At Diverse Directions, he advised clients on marketing strategies, government issues and media relations targeting the Hispanic community. From 2002 to 2004, Mr. Vela was of counsel at the law firm of Hebson, Liddon & Slate, P.C. in Birmingham, Alabama.
      Mr. Wood joined us as Vice President of Construction in connection with the merger of SouthWest in 1996. He was promoted to Senior Vice President and Director of Development — West in 2000.
      Ms. Norwood joined us in 2001 as Vice President — Legal Administration and Secretary. Prior to joining us, Ms. Norwood was employed by Centex Corporation for 15 years, most recently as its Legal Administrator. Centex is a New York Stock Exchange listed company that operates in the home building, financial services, construction products, construction services, and investment real estate business segments.
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
      At December 31, 2004, our apartment portfolio included 273 communities located in 43 markets, with a total of 78,855 completed apartment homes. In addition, we had three apartment communities under development. We own approximately 53,000 square feet of office space in Richmond, Virginia, for our corporate offices and we lease approximately 11,000 square feet of office space in Highlands Ranch, Colorado, for our principal executive offices. The table below sets forth a summary of our real estate portfolio by geographic market at December 31, 2004.
SUMMARY OF REAL ESTATE PORTFOLIO BY GEOGRAPHIC MARKET AT DECEMBER 31, 2004

								Average			Average
		Number	Percentage					Collections			Home
	Number of	of	of	Carrying	Encumbrances			per			Size
	Apartment	Apartment	Carrying	Value (in	(in	Cost Per	Physical	Occupied		Resident	(Square
	Communities	Homes	Value	thousands)	thousands)	Home	Occupancy	Home(a)	Concessions(b)	Turnover(c)	Feet)

Southern California	26	7,070	18.9%	$993,486	$244,148	$140,521	94.5%	$1,132	1.4%	30.5%	832
Houston, TX	21	6,034	5.2%	271,403	29,382	44,979	91.0%	625	2.4%	60.3%	828
Tampa, FL	12	4,314	4.7%	244,944	60,275	56,779	93.8%	726	3.5%	54.8%	978
Northern California	7	2,024	4.1%	217,004	71,038	107,215	94.4%	1,126	2.9%	50.7%	795
Orlando, FL	14	4,140	4.1%	216,721	72,150	52,348	94.7%	710	1.5%	64.8%	937
Metropolitan DC	7	2,245	4.1%	213,611	82,058	95,150	96.2%	1,065	2.3%	39.0%	962
Raleigh, NC	11	3,663	4.0%	212,412	76,116	57,989	93.6%	637	2.9%	65.4%	957
Dallas, TX	11	3,590	3.8%	198,027	62,530	55,161	96.0%	644	2.4%	61.9%	829
Phoenix, AZ	10	2,779	3.3%	174,341	31,670	62,735	91.7%	669	11.3%	70.5%	945
Baltimore, MD	10	2,118	3.1%	162,396	17,836	76,674	96.2%	919	1.2%	45.8%	925
Columbus, OH	6	2,530	3.0%	155,494	45,864	61,460	91.8%	668	3.2%	64.9%	904
Nashville, TN	9	2,580	2.9%	152,312	39,299	59,036	94.3%	679	1.5%	60.9%	950
Monterey Peninsula, CA	8	1,580	2.6%	139,333	—	88,185	91.5%	919	1.1%	62.5%	726
Richmond, VA	9	2,636	2.6%	137,496	62,207	52,161	93.9%	750	2.3%	64.7%	968
Charlotte, NC	9	2,378	2.6%	136,790	11,784	57,523	92.1%	593	1.6%	58.0%	977
Arlington, TX	8	2,656	2.4%	127,009	25,865	47,820	93.1%	630	2.1%	57.9%	811
Greensboro, NC	8	2,123	2.1%	107,913	—	50,830	93.3%	588	0.9%	60.2%	981
Seattle, WA	6	1,575	1.9%	99,829	40,774	63,383	93.0%	758	4.4%	67.3%	891
Denver, CO	3	1,484	1.9%	99,179	—	66,832	93.1%	641	17.3%	59.4%	938
Wilmington, NC	6	1,868	1.8%	93,902	—	50,269	95.8%	647	1.4%	73.1%	952
Portland, OR	6	1,490	1.8%	91,943	15,726	61,707	92.2%	698	5.3%	41.5%	879
Austin, TX	5	1,425	1.6%	82,080	5,391	57,600	93.6%	631	4.0%	63.2%	805
Atlanta, GA	6	1,426	1.4%	75,604	16,886	53,018	91.7%	615	2.0%	62.0%	908
Columbia, SC	6	1,584	1.2%	64,985	—	41,026	92.9%	601	2.7%	77.4%	838
Jacksonville, FL	3	1,157	1.2%	61,251	12,455	52,939	93.3%	701	1.5%	71.8%	896
Norfolk, VA	6	1,438	1.1%	60,184	9,118	41,853	96.3%	782	1.2%	73.7%	1,016
Other Southwestern	12	4,100	4.0%	209,653	50,677	51,135	92.9%	630	1.4%	62.5%	828
Other Florida	6	1,737	2.3%	118,006	44,873	67,937	91.1%	712	2.1%	46.3%	944
Other North Carolina	8	1,893	1.5%	78,669	12,434	41,558	95.9%	620	0.7%	83.6%	895
Other Mid-Atlantic	6	1,156	1.1%	56,377	16,770	48,769	94.1%	816	1.3%	79.8%	922
Other Virginia	3	820	0.9%	47,271	14,671	57,648	92.6%	926	2.4%	76.8%	942
Other Southeastern	2	798	0.8%	40,989	16,368	51,365	94.4%	502	1.1%	54.6%	811
Other Midwestern	3	444	0.4%	23,520	5,767	52,973	93.9%	684	3.1%	63.1%	955
Real Estate Under
Development	n/a	n/a	0.8%	40,241	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Land	n/a	n/a	0.6%	29,449	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Total Apartments(d)	273	78,855	99.8%	$5,233,824	$1,194,132	$66,373	93.6%	$728	2.8%	58.9%	895

Commercial Property	n/a	n/a	0.1%	3,256	—	n/a	n/a	n/a	n/a	n/a	n/a
Richmond — Corporate	n/a	n/a	0.1%	6,216	3,792	n/a	n/a	n/a	n/a	n/a	n/a

Total Real Estate Owned	273	78,855	100.0%	$5,243,296	$1,197,924	$66,373	93.6%	$728	2.8%	58.9%	895

(a)	Average Collections per Occupied Home represents net rental and fee income per weighted average number of homes occupied.

(b)	Concessions disclosed as a percentage of gross potential rent.

(c)	Resident Turnover represents the percentage of homes that would be turned in the course of the year if the average weekly move-outs experienced throughout the most recent quarter were duplicated for the entire year.

(d)	Includes real estate held for disposition, real estate under development, and land, but excludes commercial property.

Item 3.	Legal Proceedings
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
      No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2004.
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

			Distributions
	High	Low	Declared

2004
1st Quarter	$19.70	$17.85	$.2925
2nd Quarter	19.99	17.10	.2925
3rd Quarter	21.38	18.83	.2925
4th Quarter	24.80	19.51	.2925

2003
1st Quarter	$16.76	$15.13	$.2850
2nd Quarter	17.72	15.98	.2850
3rd Quarter	18.96	17.07	.2850
4th Quarter	19.53	17.39	.2850
      On March 1, 2005, the closing sale price of our common stock was $22.35 per share on the NYSE and there were 6,779 holders of record of the 137,023,872 outstanding shares of our common stock.
      We have determined that, for federal income tax purposes, approximately 66% of the distributions for each of the four quarters of 2004 represented ordinary income, 17% represented long-term capital gain, 7% represented unrecaptured section 1250 gain, and 10% represented return of capital to our stockholders.
      We pay regular quarterly distributions to holders of shares of our common stock. Future distributions will be at the discretion of our board of directors and will depend on our actual funds from operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, and other factors. The annual distribution payment for calendar year 2004 necessary for us to maintain our status as a REIT was approximately $0.69 per share. We declared total distributions of $1.17 per share of common stock for 2004.
      A covenant in our $500 million unsecured revolving credit facility prohibits the payment of dividends and distributions on our common stock in excess of 95% of our “Funds From Operations,” as defined in the credit facility, during any period of four consecutive fiscal quarters. Despite this covenant but except as provided in the following sentence, we may pay dividends required to maintain our qualification as a REIT under the Internal Revenue Code. However, if certain defaults or events of default exist under such facility, this covenant prohibits the payment of dividends and distributions in all circumstances.
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
      Distributions declared on the Series B in 2004 were $2.15 per share or $0.5375 per quarter. The Series B is listed on the NYSE under the symbol “UDRpb.” At December 31, 2004, a total of 5,416,009 shares of the Series B were outstanding.
Series D Preferred Stock
      All of the remaining outstanding shares of our Series D Cumulative Convertible Redeemable Preferred Stock have been converted by the holder into shares of our common stock. The Series D had no stated maturity, no stated par value, no voting rights except as required by law, and a liquidation preference of $25 per share. The Series D was convertible at any time into 1.5385 shares of common stock, subject to certain adjustments, at the option of the holder of the Series D. We had the option to redeem at any time all or part of the Series D at a price per share of $25, payable in cash, plus all accrued and unpaid dividends, provided that the current market price of our common stock was at least equal to the conversion price, initially set at $16.25 per share.
      In 2004, we exercised our right to redeem the remaining 2 million shares of our Series D that were outstanding. Upon receipt of our redemption notice, the shares to be redeemed were converted by the holder into 3,076,769 shares of common stock at a price of $16.25 per share. In 2003, we exercised our right to redeem 6 million shares of our Series D. Upon receipt of our redemption notice, the 6 million shares to be redeemed were converted by the holder into 9,230,923 shares of common stock at a price of $16.25 per share. Because the shares of common stock that were issued upon conversion of the Series D were issued in transactions not involving a public offering, the transactions are exempt from registration under the Securities Act of 1933 in accordance with Section 4(2) of the Securities Act.
      Distributions declared on the Series D in 2004 were $2.09 per share or $0.5223 per quarter. The Series D was not listed on any exchange. At December 31, 2004, there were no outstanding shares of the Series D.
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
      In 2004, Series E holders converted a total of 621,405 shares of Series E into 621,405 shares of our common stock. Because the shares of common stock that were issued upon conversion of the Series E were issued in transactions not involving a public offering, the transactions are exempt from registration under the Securities Act of 1933 in accordance with Section 4(2) of the Securities Act.

      Distributions declared on the Series E in 2004 were $1.33 per share or $0.3322 per quarter. The Series E is not listed on any exchange. At December 31, 2004 a total of 2,803,812 shares of the Series E were outstanding.
Dividend Reinvestment and Stock Purchase Plan
      We have a Dividend Reinvestment and Stock Purchase Plan under which holders of our common stock and our Series B preferred stock may elect to automatically reinvest their distributions and make additional cash payments to acquire additional shares of our common stock. Stockholders who do not participate in the plan continue to receive dividends as declared. As of March 1, 2005, there were 3,749 participants in the plan.
Operating Partnership Units
      From time to time we issue shares of our common stock in exchange for operating partnership units, or OP Units, tendered to our operating partnerships, United Dominion Realty, L.P. and Heritage Communities L.P., for redemption in accordance with the provisions of their respective partnership agreements. At December 31, 2004, there were 10,024,380 OP Units (of which 1,791,329 and 0 are owned by the holders of the Series A OPPS and the Series B OPPS, respectively (see Notes 1 and 9 in the Notes to Consolidated Financial Statements)) and 355,255 OP Units in United Dominion Realty, L.P. and Heritage Communities L.P., respectively, that were owned by limited partners. The holder of the OP Units has the right to require United Dominion Realty, L.P. to redeem all or a portion of the OP Units held by the holder in exchange for a cash payment based on the market value of our common stock at the time of redemption. However, United Dominion Realty, L.P.’s obligation to pay the cash amount is subject to the prior right of the company to acquire such OP Units in exchange for either the cash amount or shares of our common stock. Heritage Communities L.P. OP Units are convertible into common stock in lieu of cash, at our option, once the holder elects to convert, at an exchange ratio of 1.575 shares for each OP Unit. During 2004, we issued a total of 170,209 shares of common stock in exchange for OP Units.
Purchases of Equity Securities
      On June 3, 1999, our board of directors authorized the repurchase in open market transactions, in block transactions, or otherwise, of up to 5.5 million shares of common stock. On December 5, 2000, our board of directors authorized the purchase of up to an additional 5.5 million shares of common stock in open market transactions, in block purchases or otherwise. As of December 31, 2004, we have repurchased a total of 8,749,763 shares of common stock under this program. As disclosed in the table below, we did not purchase any shares of our common stock during the quarter ended December 31, 2004.

				Maximum Number
			Total Number of Shares	of Shares that May
	Total Number	Average	Purchased as Part of	Yet Be Purchased
	of Shares	Price Per	Publicly Announced	Under the Plans or
Period	Purchased	Share	Plans or Programs	Programs

October 1, 2004 through October 31, 2004	0	N/A	0	2,250,237
November 1, 2004 through November 30, 2004	0	N/A	0	2,250,237
December 1, 2004 through December 31, 2004	0	N/A	0	2,250,237
Total	0	N/A	0	2,250,237

Item 6.	Selected Financial Data
      The following table sets forth selected consolidated financial and other information as of and for each of the years in the five-year period ended December 31, 2004. The table should be read in conjunction with our consolidated financial statements and the notes thereto, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Report.
UNITED DOMINION REALTY TRUST, INC.
SELECTED FINANCIAL DATA
(In thousands, except per share data and apartment homes owned)

	Years Ended December 31,

	2004	2003	2002	2001	2000

Operating Data(c)
Rental income	$604,270	$542,894	$520,939	$494,709	$507,112
Income/(loss) before minority interests and discontinued operations	32,446	33,089	(4,957)	9,693	13,382
Income from discontinued operations, net of minority interests	65,331	37,055	57,520	52,519	63,041
Net income	97,152	70,404	53,229	61,828	76,615
Distributions to preferred stockholders	19,531	26,326	27,424	31,190	36,891
Net income available to common stockholders	71,892	24,807	25,805	27,142	42,653
Common distributions declared	152,203	134,876	118,888	108,956	110,225
Weighted average number of common shares outstanding — basic	128,097	114,672	106,078	100,339	103,072
Weighted average number of common shares outstanding — diluted	129,080	114,672	106,078	100,339	103,072
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	145,842	136,975	127,838	120,728	123,005
Per share — basic:
Income/(loss) from continuing operations available to common stockholders, net of minority interests	$0.05	$(0.10)	$(0.30)	$(0.25)	$(0.20)
Income from discontinued operations, net of minority interests	0.51	0.32	0.54	0.52	0.61
Net income available to common stockholders	0.56	0.22	0.24	0.27	0.41
Per share — diluted:
Income/(loss) from continuing operations available to common stockholders, net of minority interests	0.05	(0.10)	(0.30)	(0.25)	(0.20)
Income from discontinued operations, net of minority interests	0.51	0.32	0.54	0.52	0.61
Net income available to common stockholders	0.56	0.22	0.24	0.27	0.41
Common distributions declared	1.17	1.14	1.11	1.08	1.07

	Years Ended December 31,

	2004	2003	2002	2001	2000

Balance Sheet Data(c)
Real estate owned, at carrying value	$5,243,296	$4,351,551	$3,967,483	$3,907,667	$3,836,320
Accumulated depreciation	1,007,887	896,630	748,733	646,366	509,405
Total real estate owned, net of accumulated depreciation	4,235,409	3,454,921	3,218,750	3,261,301	3,326,915
Total assets	4,332,001	3,543,643	3,276,136	3,348,091	3,453,957
Secured debt	1,197,924	1,018,028	1,015,740	974,177	866,115
Unsecured debt	1,682,058	1,114,009	1,041,900	1,090,020	1,126,215
Total debt	2,879,982	2,132,037	2,057,640	2,064,197	1,992,330
Stockholders’ equity	1,195,451	1,163,436	1,001,271	1,042,725	1,218,892
Number of common shares outstanding	136,430	127,295	106,605	103,133	102,219
Other Data
Cash Flow Data
Cash provided by operating activities	$251,747	$234,945	$229,001	$224,411	$224,160
Cash (used in)/provided by investing activities	(595,966)	(304,217)	(67,363)	(64,055)	58,705
Cash provided by/(used in) financing activities	347,299	70,944	(163,127)	(166,020)	(280,238)
Funds from Operations(a)
Funds from operations — basic	$210,468	$192,938	$153,016	$159,202	$162,930
Funds from operations — diluted	218,355	207,619	168,795	174,630	178,230
Funds from operations with gains on the disposition of real estate developed for sale — diluted(b)	219,557	208,431	168,795	174,630	178,230
Apartment Homes Owned
Total apartment homes owned at December 31	78,855	76,244	74,480	77,567	77,219
Weighted average number of apartment homes owned during the year	76,873	74,550	76,567	76,487	80,253

(a)	Funds from operations (“FFO”) is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. This definition conforms with the National Association of Real Estate Investment Trust’s definition issued in April 2002. We consider FFO in evaluating property acquisitions and our operating performance and believe that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of our activities in accordance with generally accepted accounting principles. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. For 2004, FFO includes a charge of $5.5 million to cover hurricane related expenses. For 2001, FFO includes a charge of $8.6 million related to workforce reductions, other severance costs, executive office relocation costs, and the write down of seven undeveloped land sites along with our investment in an online apartment leasing company. For 2000, FFO includes a charge of $3.7 million related to the settlement of litigation and an organizational charge. For the years ended December 31, 2004 and 2003, distributions to preferred stockholders exclude $5.7 million and $19.3 million, respectively, related to premiums on preferred stock conversions.

(b)	Gains on the disposition of real estate investments developed for sale is defined as net sales proceeds less a tax provision (such development by REITs must be conducted in a taxable REIT subsidiary) and the gross investment basis of the asset before accumulated depreciation. We consider FFO with gains (or losses) on real estate development for sale to be a meaningful supplemental measure of performance because of the short-term use of funds to produce a profit which differs from the traditional long-term investment in real estate for REITs.

(c)	Reclassified to conform to current year presentation in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as described in Note 3 to the consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
      At December 31, 2004, our portfolio included 273 communities with 78,855 apartment homes nationwide. The following table summarizes our market information by major geographic markets

(includes real estate held for disposition, real estate under development, and land, but excludes commercial properties):

					Year Ended
					December 31, 2004
	As of December 31, 2004
						Average
	Number of	Number of	Percentage	Carrying	Average	Collections
	Apartment	Apartment	of Carrying	Value (in	Physical	per Occupied
	Communities	Homes	Value	thousands)	Occupancy	Home

Southern California	26	7,070	19.0%	$993,486	94.5%	$1,132
Houston, TX	21	6,034	5.2%	271,403	91.0%	625
Tampa, FL	12	4,314	4.7%	244,944	93.8%	726
Northern California	7	2,024	4.1%	217,004	94.4%	1,126
Orlando, FL	14	4,140	4.1%	216,721	94.7%	710
Metropolitan DC	7	2,245	4.1%	213,611	96.2%	1,065
Raleigh, NC	11	3,663	4.0%	212,412	93.6%	637
Dallas, TX	11	3,590	3.8%	198,027	96.0%	644
Phoenix, AZ	10	2,779	3.3%	174,341	91.7%	669
Baltimore, MD	10	2,118	3.1%	162,396	96.2%	919
Columbus, OH	6	2,530	3.0%	155,494	91.8%	668
Nashville, TN	9	2,580	2.9%	152,312	94.3%	679
Monterey Peninsula, CA	8	1,580	2.7%	139,333	91.5%	919
Richmond, VA	9	2,636	2.6%	137,496	93.9%	750
Charlotte, NC	9	2,378	2.6%	136,790	92.1%	593
Arlington, TX	8	2,656	2.4%	127,009	93.1%	630
Greensboro, NC	8	2,123	2.1%	107,913	93.3%	588
Seattle, WA	6	1,575	1.9%	99,829	93.0%	758
Denver, CO	3	1,484	1.9%	99,179	93.1%	641
Wilmington, NC	6	1,868	1.8%	93,902	95.8%	647
Portland, OR	6	1,490	1.8%	91,943	92.2%	698
Austin, TX	5	1,425	1.6%	82,080	93.6%	631
Atlanta, GA	6	1,426	1.4%	75,604	91.7%	615
Columbia, SC	6	1,584	1.2%	64,985	92.9%	601
Jacksonville, FL	3	1,157	1.2%	61,251	93.3%	701
Norfolk, VA	6	1,438	1.1%	60,184	96.3%	782
Other Southwestern	12	4,100	4.0%	209,653	92.9%	630
Other Florida	6	1,737	2.3%	118,006	91.1%	712
Other North Carolina	8	1,893	1.5%	78,669	95.9%	620
Other Mid-Atlantic	6	1,156	1.1%	56,377	94.1%	816
Other Virginia	3	820	0.9%	47,271	92.6%	926
Other Southeastern	2	798	0.8%	40,989	94.4%	502
Other Midwestern	3	444	0.4%	23,520	93.9%	684
Real Estate Under Development	—	—	0.8%	40,241	—	—
Land	—	—	0.6%	29,449	—	—

Total	273	78,855	100.0%	$5,233,824	93.6%	$728

Liquidity and Capital Resources
      Liquidity is the ability to meet present and future financial obligations either through operating cash flows, the sale or maturity of existing assets, or by the acquisition of additional funds through capital management. Both the coordination of asset and liability maturities and effective capital management are important to the maintenance of liquidity. Our primary source of liquidity is our cash flow from operations as determined by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment homes. We routinely use our unsecured bank credit facility to temporarily fund certain investing and financing activities prior to arranging for longer-term financing. During the past several years, proceeds from the sale of real estate have been used for both investing and financing activities.
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
      We have a shelf registration statement filed with the Securities and Exchange Commission which provides for the issuance of up to an aggregate of $1.5 billion in common shares, preferred shares, and debt securities to facilitate future financing activities in the public capital markets. This shelf registration statement replaces our previous $1.0 billion shelf registration statement and includes $331.3 million of unissued securities carried forward from the previous $1.0 billion shelf registration statement. Throughout 2004, we completed various financing activities under our $1.5 billion shelf registration statement. These activities are summarized in the section titled “Financing Activities” that follows. As of December 31, 2004, approximately $1.1 billion of equity and debt securities remained available for use under the shelf registration statement. Access to capital markets is dependent on market conditions at the time of issuance.
      In July 2004, Moody’s Investors Service upgraded our rating on our senior unsecured debt to Baa2 from Baa3 and our preferred stock to Baa3 from Ba1 with a stable outlook.
      In October 2004, we filed a prospectus supplement under the Securities Act of 1933 relating to the offering of up to 5 million shares of our common stock that we may issue and sell through an agent from time to time in “at the market offerings,” as defined in Rule 415 of the Securities Act of 1933. Any sales of these shares will be made under our $1.5 billion shelf registration statement pursuant to a sales agreement that we entered into with the agent in July 2003. The sales price of the common stock that may be sold under the sales agreement will be no lower than the minimum price designated by us prior to the sale. As of December 31, 2004, we have sold a total of 472,000 shares of common stock pursuant to the sales agreement at a weighted average sales price of $20.36, for net proceeds to us of approximately $9.4 million.

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

      During 2005, we have approximately $27.9 million of secured debt and $71.1 million of unsecured debt maturing and we anticipate repaying that debt with proceeds from borrowings under our secured or unsecured credit facilities, or the issuance of new unsecured debt securities or equity.

Critical Accounting Policies and Estimates
      Our critical accounting policies are those having the most impact on the reporting of our financial condition and results and those requiring significant judgments and estimates. These policies include those related to (1) capital expenditures, (2) impairment of long-lived assets, and (3) real estate investment properties. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.

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
      During 2004, $82.4 million or $1,075 per home was spent on capital expenditures for all of our communities, excluding development. These capital improvements included turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as HVAC equipment, roofs, siding, parking lots, and other non-revenue enhancing capital expenditures, which aggregated $36.3 million or $473 per home. In addition, revenue enhancing capital expenditures, kitchen and bath upgrades, and other extensive interior upgrades totaled $45.9 million or $599 per home, and major renovations totaled $0.2 million or $3 per home for the year ended December 31, 2004.
      The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development for the periods presented:

	Year Ended December 31,			Year Ended December 31,
	(dollars in thousands)			(per home)

	2004	2003	% Change	2004	2003	% Change

Turnover capital expenditures	$16,863	$15,044	12.1%	$220	$202	8.9%
Other recurring capital expenditures	19,397	19,478	-0.4%	253	262	-3.4%

Total recurring capital expenditures	36,260	34,522	5.0%	473	464	1.9%
Revenue enhancing improvements	45,933	15,408	198.1%	599	207	189.4%
Major renovations	197	3,216	-93.9%	3	43	-93.0%

Total capital improvements	$82,390	$53,146	55.0%	$1,075	$714	50.6%

Repair and maintenance	42,196	40,615	3.9%	550	546	0.7%

Total expenditures	$124,586	$93,761	32.9%	$1,625	$1,260	29.0%

      Total capital improvements increased $29.2 million or $361 per home in 2004 compared to 2003. We will continue to selectively add revenue enhancing improvements which we believe will provide a return on investment substantially in excess of our cost of capital. Recurring capital expenditures during 2005 are currently expected to be approximately $510 per home.

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

Real Estate Investment Properties
      We purchase real estate investment properties from time to time and allocate the purchase price to various components, such as land, buildings, and intangibles related to in-place leases in accordance with FASB Statement No. 141, “Business Combinations.” The purchase price is allocated based on the relative fair value of each component. The fair value of buildings is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates. As such, the determination of fair value considers the present value of all cash flows expected to be generated from the property including an initial lease up period. We determine the fair value of in-place leases by assessing the net effective rent and remaining term of the lease relative to market terms for similar leases at acquisition. In addition, we consider the cost of acquiring similar leases, the foregone rents associated with the lease-up period, and the carrying costs associated with the lease-up period. The fair value of in-place leases is recorded and amortized as amortization expense over the remaining contractual lease period.

Statements of Cash Flow
      The following discussion explains the changes in net cash provided by operating and financing activities and net cash used in investing activities that are presented in our Consolidated Statements of Cash Flows.

Operating Activities
      For the year ended December 31, 2004, our net cash flow provided by operating activities was $251.7 million compared to $234.9 million for 2003. During 2004, the increase in cash flow from operating activities resulted primarily from an increase in property operating income due to the overall increase in our apartment community portfolio (see discussion under “Apartment Community Operations”).

Investing Activities
      For the year ended December 31, 2004, net cash used in investing activities was $596.0 million compared to $304.2 million for 2003. Changes in the level of investing activities from period to period reflects our strategy as it relates to our acquisition, capital expenditure, development, and disposition programs, as well as the impact of the capital market environment on these activities, all of which are discussed in further detail below.

Acquisitions
      For the year ended December 31, 2004, we acquired 28 apartment communities with 8,060 apartment homes for an aggregate consideration of $1.0 billion and one parcel of land for $16.3 million. In 2003, we acquired 3,514 apartment homes in 11 communities for an aggregate consideration of $347.7 million and one parcel of land for $3.1 million. In addition, we purchased the remaining 47% joint venture partners’ ownership interest in nine communities with 1,706 apartment homes in Salinas and Pacific Grove, California, for $76.0 million in June 2003.
      Our long-term strategic plan is to achieve greater operating efficiencies by investing in fewer, more concentrated markets. As a result, we have been expanding our interests in the fast growing Southern California, Florida, and Metropolitan DC markets over the past two years. During 2005, we plan to continue to channel new investments into those markets we believe will provide the best investment returns. Markets will be targeted based upon defined criteria including past performance, expected job growth, current and anticipated housing supply and demand, and the ability to attract and support household formation.

Real Estate Under Development
      Development activity is focused in core markets in which we have strong operations in place. For the year ended December 31, 2004, we invested approximately $19.1 million in development projects, an increase of $5.5 million from our 2003 level of $13.6 million.
      The following projects were under development as of December 31, 2004:

	Number of	Completed			Estimated	Expected
	Apartment	Apartment			Cost Per	Completion
	Homes	Homes	Cost to Date	Budgeted Cost	Home	Date

			(In thousands)	(In thousands)
2000 Post Phase III San Francisco, CA	24	—	$2,754	$7,000	$291,700	1Q06
Verano at Town Square Rancho Cucamonga, CA	414	—	27,648	66,300	160,100	2Q06
Mandalay on the Lake Irving, TX	369	—	9,840	30,900	83,700	2Q06

	807	—	$40,242	$104,200	$129,100

      In addition, we own eight parcels of land that we continue to hold for future development that had a carrying value as of December 31, 2004 of $25.5 million. Four of the eight parcels represent additional phases to existing communities as we plan to add apartment homes adjacent to currently owned communities that are in improving markets.

Disposition of Investments
      For the year ended December 31, 2004, we sold 19 communities with 5,425 apartment homes for an aggregate consideration of $270.1 million. In addition, we sold 24 of 36 townhomes of a community for $7.3 million. We recognized gains for financial reporting purposes of $52.9 million on these sales. Proceeds from the sales were used primarily to reduce debt.
      For the year ended December 31, 2003, we sold seven communities with 1,927 apartment homes for an aggregate consideration of $88.9 million, one parcel of land for $1.3 million, and two commercial properties for an aggregate consideration of $7.3 million. We recognized gains for financial reporting purposes of $15.9 million on these sales. Proceeds from the sales were used primarily to reduce debt.
      During 2005, we plan to continue to pursue our strategy of exiting markets where long-term growth prospects are limited and redeploying capital into markets that would enhance future growth rates and economies of scale. We intend to use the proceeds from 2005 dispositions to reduce debt, acquire communities, and fund development activity.

Financing Activities
      Net cash provided by financing activities during 2004 was $347.3 million compared to $70.9 million in 2003. As part of the plan to improve our balance sheet, we utilized proceeds from dispositions, equity and debt offerings, and refinancings to extend maturities, pay down existing debt, and purchase new properties.
      The following is a summary of our financing activities for the year ended December 31, 2004:

•	Repaid $131.8 million of secured debt and $46.6 million of unsecured debt.

•	Sold $125 million aggregate principal amount of 5.13% senior unsecured notes due January 2014 ($75 million in January and $50 million in March) under our medium-term note program. These notes represent a re-opening of the 5.13% senior unsecured notes due January 2014 that we issued in October 2003, and these notes constitute a single series of notes, bringing the aggregate principal amount outstanding of the 5.13% senior unsecured notes to $200 million. The net proceeds of

$126.0 million were used to repay secured and unsecured debt obligations maturing in the first quarter of 2004 and to fund the acquisition of apartment homes.

•	Sold $50 million aggregate principal amount of 3.90% senior unsecured notes due March 2010 in March 2004 under our medium-term note program. The net proceeds of approximately $49.4 million were used to fund the acquisition of apartment communities.

•	Replaced our previous $1.0 billion shelf registration statement in June 2004 with a new shelf registration statement that provides for the issuance of up to $1.5 billion in debt securities and preferred and common stock. The new $1.5 billion shelf registration statement includes $331.3 million of unissued securities carried forward from our previous shelf registration statement.

•	Sold $50 million aggregate principal amount of 4.30% senior unsecured notes due July 2007 in June 2004 under our new $750 million medium-term note program. The net proceeds of approximately $49.8 million were used to fund the acquisition of apartment communities and repay amounts outstanding on our $500 million unsecured credit facility.

•	Moody’s Investors Service upgraded our rating on our senior unsecured debt to Baa2 from Baa3 and our preferred stock to Baa3 from Ba1 with a stable outlook in July 2004.

•	Sold $100 million of 5.00% senior unsecured notes due January 2012 and $25 million of 4.30% senior unsecured notes due July 2007 under our new $750 million medium-term note program in October 2004. The $25 million in notes represent a re-opening of the 4.30% senior unsecured notes due July 2007 that we issued in June 2004, and these notes constitute a single series of notes, bringing the aggregate principal amount outstanding of the 4.30% senior unsecured notes to $75 million. The net proceeds of $124.4 million were used to fund the acquisition of apartment communities.

•	Sold $100 million aggregate principal amount of 5.25% senior unsecured notes due January 2015 under our new $750 million medium-term note program in October 2004. The net proceeds of $99.0 million were used to fund the acquisition of apartment communities.

•	Sold 3.5 million shares of common stock at a public offering price of $20.50 per share under our $1.5 billion shelf registration statement in October 2004. We sold an additional 525,000 shares of common stock at a public offering price of $20.50 per share in connection with the exercise of the underwriter’s over-allotment option in October 2004. The net proceeds of $81.9 million were used to reduce outstanding debt balances under our $500 million unsecured revolving credit facility, which was used to fund the acquisition of apartment communities.

•	Filed a prospectus supplement under the Securities Act of 1933 in October 2004, relating to the offering of up to 5 million shares of our common stock that we may issue and sell through an agent from time to time in “at the market offerings,” as defined in Rule 415 of the Securities Act of 1933. Any sales of these shares will be made under our $1.5 billion shelf registration statement pursuant to a sales agreement that we entered into with the agent in July 2003. The sales price of the common stock that may be sold under the sales agreement will be no lower than the minimum price designated by us prior to the sale. As of December 31, 2004, we have sold a total of 472,000 shares of common stock pursuant to the sales agreement at a weighted average sales price of $20.36, for net proceeds to us of approximately $9.4 million.

•	Exercised our right to redeem 2 million shares of our Series D Cumulative Convertible Redeemable Preferred Stock in December 2004. Upon receipt of our redemption notice, the shares to be redeemed were converted by the holder into 3,076,769 shares of common stock at a price of $16.25 per share.

•	In conjunction with certain acquisitions, we assumed secured mortgages of $311.7 million with maturity dates ranging from September 2006 through June 2013.

Credit Facilities
      We have four secured revolving credit facilities with Fannie Mae with an aggregate commitment of $860 million and one with Freddie Mac for $72 million. As of December 31, 2004, $656.3 million was outstanding under the Fannie Mae credit facilities leaving $203.7 million of unused capacity. The Fannie Mae credit facilities are for an initial term of ten years, bear interest at floating and fixed rates, and can be extended for an additional five years at our discretion. As of December 31, 2004, $20.7 million had been funded under the Freddie Mac credit facility leaving $51.3 million of unused capacity. The Freddie Mac credit facility is for an initial term of five years with an option for us to extend for an additional four-year term at the then market rate. As of December 31, 2004, aggregate borrowings under both the Fannie Mae and Freddie Mac credit facilities were $677 million. We have $288.9 million of the funded balance fixed at a weighted average interest rate of 6.4%. The remaining balance on these facilities is currently at a weighted average variable rate of 2.7%.
      We have a $500 million three-year unsecured revolving credit facility that matures in March 2006. If we receive commitments from additional lenders or if the initial lenders increase their commitments, we will be able to increase the credit facility to $650 million. At our option, the credit facility can be extended one year to March 2007. Based on our current credit ratings, the credit facility bears interest at a rate equal to LIBOR plus 90 basis points. As of December 31, 2004, $278.1 million was outstanding under the credit facility leaving $221.9 million of unused capacity.
      The Fannie Mae and Freddie Mac credit facilities and the bank revolving credit facility are subject to customary financial covenants and limitations.

Derivative Instruments
      As part of our overall interest rate risk management strategy, we have used derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. Our derivative transactions used for interest rate risk management included various interest rate swaps with indices that related to the pricing of specific financial instruments of the company. We believe that we appropriately controlled our interest rate risk through the use of derivative instruments. During 2004, the fair value of our derivative instruments improved from an unfavorable $1.6 million at December 31, 2003, to $0 at December 31, 2004. This decrease was due to the normal progression of the fair market value of our derivative instruments towards zero as they matured. As of December 31, 2004, all of United Dominion’s interest rate swap agreements had matured.

Interest Rate Risk
      We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. United Dominion does not hold financial instruments for trading or other speculative purposes, but rather issues these financial instruments to finance its portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. A large portion of our market risk is exposure to short-term interest rates from variable rate borrowings outstanding under our Fannie Mae and Freddie Mac credit facilities and our bank revolving credit facility, which totaled $388.1 million and $278.1 million, respectively, at December 31, 2004. The impact on our financial statements of refinancing fixed rate debt that matured during 2004 was immaterial.
      If market interest rates for variable rate debt average 100 basis points more in 2005 than they did during 2004, our interest expense would increase, and income before taxes would decrease by $7.4 million. Comparatively, if market interest rates for variable rate debt had averaged 100 basis points more in 2004 than in 2003, our interest expense would have increased, and net income would have decreased by $5.8 million. If market rates for fixed rate debt were 100 basis points higher at December 31, 2004, the fair value of fixed rate debt would have remained constant at $2.1 billion. If market interest rates for fixed rate debt were 100 basis points lower at December 31, 2004, the fair value of fixed rate debt would have increased from $2.1 billion to $2.3 billion.
      These amounts are determined by considering the impact of hypothetical interest rates on our borrowing cost. These analyses do not consider the effects of the adjusted level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in our financial structure.

Funds from Operations
      Funds from operations, or FFO, is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of depreciable property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We compute FFO for all periods presented in accordance with the recommendations set forth by the National Association of Real Estate Investment Trust’s (“NAREIT”) April 1, 2002 White Paper. We consider FFO in evaluating property acquisitions and our operating performance, and believe that FFO should be considered along with, but not as an alternative to, net income and cash flow as a measure of our activities in accordance with generally accepted accounting principles. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.
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

      The following table outlines our FFO calculation and reconciliation to generally accepted accounting principles for the three years ended December 31, 2004 (dollars in thousands):

	2004	2003	2002

Net income	$97,152	$70,404	$53,229
Adjustments:
Distributions to preferred stockholders	(19,531)	(26,326)	(27,424)
Real estate depreciation, net of outside partners’ interest	171,781	145,271	132,619
Minority interests of unitholders in operating partnership	443	(874)	(2,080)
Real estate depreciation related to unconsolidated entities	279	196	471
Discontinued Operations:
Real estate depreciation	8,847	17,687	25,110
Minority interests of unitholders in operating partnership	4,400	2,521	3,789
Net gains on sales of depreciable property	(52,903)	(15,941)	(32,698)

Funds from operations — basic	$210,468	$192,938	$153,016

Distributions to preferred stockholders — Series D and E (Convertible)	7,887	14,681	15,779

Funds from operations — diluted	$218,355	$207,619	$168,795

Gains on the disposition of real estate developed for sale	1,202	812	—

FFO with gains on the disposition of real estate developed for sale — diluted	$219,557	$208,431	$168,795

Weighted average number of common shares and OP Units outstanding — basic	136,852	122,589	113,077
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	145,842	136,975	127,838
      In the computation of diluted FFO, OP Units, out-performance partnership shares, and the shares of Series D Cumulative Convertible Redeemable Preferred Stock and Series E Cumulative Convertible Preferred Stock are dilutive; therefore, they are included in the diluted share count. For the years ended December 31, 2004 and 2003, distributions to preferred stockholders exclude $5.7 million and $19.3 million, respectively, related to premiums on preferred stock conversions.
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
      The following is a reconciliation of GAAP gains on the disposition of real estate developed for sale to gross gains on the disposition of real estate developed for sale for the three years ended December 31, 2004 (dollars in thousands):

	2004	2003	2002

GAAP gains on the disposition of real estate developed for sale	$1,278	$1,249	$—
Less: accumulated depreciation	(76)	(437)	—

Gains on the disposition of real estate developed for sale	$1,202	$812	$—

      The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the three years ended December 31, 2004, (shares in thousands):

	2004	2003	2002

Weighted average number of common shares and OP units outstanding — basic	136,852	122,589	113,077
Weighted average number of OP units outstanding	(8,755)	(7,917)	(6,999)

Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	128,097	114,672	106,078

Weighted average number of common shares, OP units, and common stock equivalents outstanding — diluted	145,842	136,975	127,838
Weighted average number of incremental shares from assumed stock option conversions	—	(976)	(885)
Weighted average number of incremental shares from assumed restricted stock conversions	86	—	—
Weighted average number of OP units outstanding	(8,755)	(7,917)	(6,999)
Weighted average number of Series A OPPSs outstanding	(1,791)	(1,773)	(1,568)
Weighted average number of Series D preferred stock outstanding	(2,892)	(10,033)	(12,308)
Weighted average number of Series E preferred stock outstanding	(3,410)	(1,604)	—

Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	129,080	114,672	106,078

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

	2004	2003	2002

Net cash provided by operating activities	$251,747	$234,945	$229,001
Net cash used in investing activities	(595,966)	(304,217)	(67,363)
Net cash provided by/(used in) financing activities	347,299	70,944	(163,127)

Results of Operations
      The following discussion includes the results of both continuing and discontinued operations for the periods presented.

Net Income Available to Common Stockholders

2004-vs.-2003
      Net income available to common stockholders was $71.9 million ($0.56 per diluted share) for the year ended December 31, 2004, compared to $24.8 million ($0.22 per diluted share) for the year ended December 31, 2003, representing an increase of $47.1 million ($0.34 per diluted share). The increase for the year ended December 31, 2004, when compared to the same period in 2003, resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	$37.0 million more in gains recognized from the sale of depreciable property in 2004,

•	a $19.2 million increase in operating results in 2004,

•	a $13.5 million decrease in premiums paid on preferred stock conversions in 2004,

•	$6.8 million less in preferred stock distributions in 2004,

•	a $1.5 million increase in non-property income in 2004,

•	$1.4 million less in impairment loss on investments in 2004, and

•	a $1.3 million decrease in general and administrative expense in 2004.
      These increases in income were partially offset by a $17.2 million increase in depreciation and amortization expense, a $6.6 million increase in interest expense, and a charge of $5.5 million for hurricane related expenses in 2004 when compared to 2003.

2003-vs.-2002
      Net income available to common stockholders was $24.8 million ($0.21 per diluted share) for the year ended December 31, 2003, compared to $25.8 million ($0.24 per diluted share) for the year ended December 31, 2002, representing a decrease of $1.0 million ($0.03 per diluted share). The decrease for the year ended December 31, 2003, when compared to the same period in 2002, resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	a charge of $19.3 million in 2003 for a premium on preferred stock conversions,

•	$16.8 million less in gains recognized from the sale of depreciable property in 2003,

•	a $15.5 million decrease in property operating income in 2003,

•	a $4.2 million increase in depreciation and amortization expense in 2003, and

•	a $1.4 million impairment charge taken in 2003 for the write-off of our investment in Realeum, Inc., an unconsolidated development joint venture.
      These decreases in income were offset by $37.0 million less in prepayment penalties and premiums paid in 2003 for the refinancing of mortgage debt and the repurchase of unsecured debt, a $15.8 million decrease in interest expense in 2003, and a $2.3 million impairment charge taken in 2002 related to a portfolio of properties in Memphis, Tennessee.

Apartment Community Operations
      Our net income is primarily generated from the operation of our apartment communities. The following table summarizes the operating performance of our total apartment portfolio for each of the periods presented (dollars in thousands):

	Year Ended December 31,			Year Ended December 31,

	2004	2003	% Change	2003	2002	% Change

Property rental income	$649,952	$613,550	5.9%	$613,550	$627,625	-2.2%
Property operating expense*	(251,697)	(234,478)	7.3%	(234,478)	(233,071)	0.6%

Property operating income	$398,255	$379,072	5.1%	$379,072	$394,554	-3.9%

Weighted average number of homes	76,873	74,550	3.1%	74,550	76,567	-2.6%
Physical occupancy**	93.6%	93.2%	0.4%	93.2%	93.0%	0.2%

*	Excludes depreciation, amortization, and property management expenses.

**	Based upon weighted average stabilized units.

      The following table is our reconciliation of property operating income to net income as reflected on the Consolidated Statements of Operations for the periods presented (dollars in thousands):

	2004	2003	2002

Property operating income	$398,255	$379,072	$394,554
Commercial operating income	513	733	618
Non-property income	2,608	1,068	1,806
Depreciation and amortization	(184,000)	(166,577)	(163,183)
Interest	(124,087)	(117,416)	(132,941)
General and administrative and property management	(37,197)	(37,499)	(36,583)
Other operating expenses	(1,314)	(1,265)	(1,351)
Net gain on sale of depreciable property	52,902	15,941	32,698
Loss on early debt retirement	—	—	(36,965)
Impairment loss on real estate and investments	—	(1,392)	(2,301)
Hurricane related expenses	(5,503)	—	—
Minority interests	(5,025)	(2,261)	(3,123)

Net income per the Consolidated Statements of Operations	$97,152	$70,404	$53,229

2004-vs.-2003

Same Communities
      Our same communities (those communities acquired, developed, and stabilized prior to December 31, 2003 and held on December 31, 2004, which consisted of 62,497 apartment homes) provided 78% of our property operating income for the year ended December 31, 2004.
      For 2004, same community property operating income decreased 1.2% or $3.9 million compared to 2003. The overall decrease in property operating income was primarily attributable to a 0.5% or $2.3 million increase in revenues from rental and other income that was offset by a 3.2% or $6.2 million increase in operating expenses. The increase in revenues from rental and other income was primarily driven by a 7.7% or $2.8 million decrease in vacancy loss and a 14.3% or $2.1 million increase in utility reimbursement income. These increases in income were offset by a 0.7% or $3.6 million decrease in rental rates. Physical occupancy increased 0.8% to 93.8%.
      The increase in property operating expenses was primarily driven by a 5.4% or $2.8 million increase in personnel costs, a 4.7% or $1.5 million increase in repair and maintenance costs, a 3.5% or $1.1 million increase in utilities expense, and a 1.6% or $0.8 million increase in property taxes.
      As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property operating income divided by property rental income) decreased 1.0% to 61.0%.

Non-Mature Communities
      The remaining 22% of our property operating income during 2004 was generated from communities that we classify as “non-mature communities” (primarily those communities acquired or developed during 2003 and 2004, sold properties, and those properties classified as real estate held for disposition). The 39 communities with 11,574 apartment homes that we acquired during 2003 and 2004 provided $45.8 million of property operating income. The 19 communities with 5,425 apartment homes sold during 2004 provided $14.4 million of property operating income. In addition, our development communities, which included 178 apartment homes constructed since January 1, 2003, provided $1.0 million of property operating income during 2004, the 12 communities with 2,635 apartment homes classified as real estate held for disposition provided $11.3 million of property operating income, and other non-mature communities provided $13.5 million of property operating income for the year ended December 31, 2004.

2003-vs.-2002

Same Communities
      Our same communities (those communities acquired, developed, and stabilized prior to January 1, 2002 and held on December 31, 2003, which consisted of 67,814 apartment homes) provided 89% of our property operating income for the year ended December 31, 2003.
      For 2003, same community property operating income decreased 4.2% or $14.9 million compared to 2002. The overall decrease in property operating income was primarily attributable to a 1.8% or $9.9 million decrease in revenues from rental and other income and a 2.5% or $5.0 million increase in operating expenses. The decrease in revenues from rental and other income was primarily driven by a 2.2% or $12.8 million decrease in rental rates. This decrease in income was partially offset by an 11.7% or $1.7 million increase in sub-meter, gas, trash, and utility reimbursements, a 5.5% or $1.0 million decrease in concession expense, and a 1.7% or $0.7 million decrease in vacancy loss. Physical occupancy remained constant at 93.2% for both 2003 and 2002.
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
      As a result of the percentage changes in property rental income and property operating expenses, the operating margin decreased 1.6% to 61.7%.

Non-Mature Communities
      The remaining 11% of our property operating income during 2003 was generated from communities that we classify as “non-mature communities” (primarily those communities acquired or developed during 2002 and 2003, sold properties, and those properties classified as real estate held for disposition). The 21 communities with 6,935 apartment homes that we acquired during 2002 and 2003 provided $30.6 million of property operating income. The seven communities with 1,927 apartment homes sold during 2003 provided $4.6 million of property operating income. In addition, our development communities, which included 972 apartment homes constructed since January 1, 2002, provided $4.8 million of property operating income during 2003, the one community with 100 apartment homes classified as real estate held for disposition provided $0.7 million of property operating income, and other non-mature communities provided $1.7 million of property operating income for the year ended December 31, 2003.

Real Estate Depreciation and Amortization
      For the year ended December 31, 2004, real estate depreciation and amortization on both continuing and discontinued operations increased $17.2 million or 10.5% compared to 2003, primarily due to the overall increase in the weighted average number of apartment homes and a significant increase in the per home acquisition cost compared to the existing portfolio, and other capital expenditures.
      For the year ended December 31, 2003, real estate depreciation and amortization on both continuing and discontinued operations increased $4.2 million or 2.7% compared to 2002, regardless of the decrease in the weighted average number of apartment homes experienced from December 31, 2002 to December 31, 2003. The increase was primarily due to the newly acquired properties having a significantly higher per home cost compared to those properties that were disposed of, and other capital expenditures.

Interest Expense
      For the year ended December 31, 2004, interest expense on both continuing and discontinued operations increased $6.6 million or 5.6% from 2003 primarily due to the issuance of debt. For the year ended December 31, 2004, the weighted average amount of debt outstanding increased 21.2% or

$435.9 million compared to the prior year. However, this was partially offset by the weighted average interest rate declining from 5.4% to 5.0% during 2004. The weighted average amount of debt outstanding during 2004 is higher than 2003 as acquisition costs in 2004 have been funded, in most part, by the issuance of debt. The decrease in the weighted average interest rate during 2004 reflects our ability to take advantage of lower interest rates through refinancing and the utilization of variable rate debt.
      For the year ended December 31, 2003, interest expense on both continuing and discontinued operations decreased $15.8 million or 11.9% from 2002 primarily due to debt refinancings, decreasing interest rates, and an overall decrease in the weighted average level of debt outstanding. For the year ended December 31, 2003, the weighted average amount of debt outstanding decreased 1.1% or $23.9 million compared to the prior year and the weighted average interest rate decreased from 6.1% to 5.4% during 2003. The weighted average amount of debt outstanding during 2003 is lower than 2002 primarily due to the high acquisition volume at the beginning of 2002 that was subsequently mitigated by high disposition activity in the second half of 2002. Furthermore, acquisition costs in 2003 that exceeded disposition proceeds were funded, in most part, by equity and OP Unit issuances. The decrease in the average interest rate during 2003 reflects our ability to take advantage of declining interest rates through refinancing and the utilization of variable rate debt.

General and Administrative
      For the year ended December 31, 2004, general and administrative expenses decreased $1.3 million or 6.4% over 2003. This decrease was primarily attributable to a decrease in investor relations, legal and consulting expenses.
      For the year ended December 31, 2003, general and administrative expenses increased $1.3 million or 6.6% over 2002 primarily due to an increase in restricted stock compensation. Over the past two years, United Dominion has shifted its long-term incentive reward system from stock options to restricted stock, the cost of which is expensed monthly during the vesting period.

Hurricane Related Expenses
      In 2004, we recognized a $5.5 million charge to cover expenses associated with the damage in Florida caused by hurricanes Charley, Frances, and Jeanne. United Dominion reported that 25 of its 34 Florida communities were affected by the hurricanes.

Impairment Loss on Real Estate and Investments
      In 2003, we recognized a $1.4 million charge for the write-off of our investment in Realeum, Inc., an unconsolidated development joint venture created to develop web-based solutions for multifamily property and portfolio management.

Gains on Sales of Land and Depreciable Property
      For the years ended December 31, 2004 and 2003, we recognized gains for financial reporting purposes of $52.9 million and $15.9 million, respectively. Changes in the level of gains recognized from period to period reflect the changing level of our divestiture activity from period to period as well as the extent of gains related to specific properties sold.

Premium on Preferred Stock Conversions
      In the fourth quarter of 2004, we exercised our right to redeem 2 million shares of our Series D Cumulative Convertible Redeemable Preferred Stock. Upon receipt of our redemption notice, the shares to be redeemed were converted by the holder into 3,076,769 shares of common stock at a price of $16.25 per share. As a result, we recognized a $5.7 million premium on preferred stock conversions.
      In the second quarter of 2003, we exercised our right to redeem 2 million shares of our Series D Cumulative Convertible Redeemable Preferred Stock. Upon receipt of our redemption notice, the shares to be redeemed were converted by the holder into 3,076,923 shares of common stock at a price of $16.25 per share. In December 2003, we exercised our right to redeem an additional 4 million shares of our Series D. Upon receipt of our redemption notice, the shares to be redeemed were converted by the holder into 6,154,000 shares of common stock at a price of $16.25 per share. As a result, we recognized a $19.3 million premium on preferred stock conversions during 2003.
      The premium amount recognized to convert these shares represents the cumulative accretion to date between the conversion value of the preferred stock and the value at which it was recorded at the time of issuance.

eBay Purchase of Rent.com
      On December 16, 2004, eBay (Nasdaq: EBAY) announced that it had agreed to acquire privately held Rent.com, a leading Internet listing web site in the apartment and rental housing industry, for approximately $415 million plus acquisition costs, net of Rent.com’s cash on hand. On February 23, 2005, eBay announced that it had completed the acquisition. We own shares in Rent.com, and as a result of the transaction, we recorded a one-time pre-tax gain of $12.3 million on the sale.

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

Contractual Obligations
      The following table summarizes United Dominion’s contractual obligations as of December 31, 2004 (dollars in thousands):

	Payments Due by Period

Contractual Obligations	Total	2005	2006-2007	2008-2009	Thereafter

Long-Term Debt Obligations	$2,879,982	$99,002	$732,444	$566,477	$1,482,059
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	28,645	1,709	2,505	2,128	22,303
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Balance Sheet Under GAAP	—	—	—	—	—
      During 2004, we incurred interest costs of $124.1 million, of which $1.0 million was capitalized.

Factors Affecting Our Business and Prospects
      There are many factors that affect our business and the results of our operations, some of which are beyond our control. These factors include:

•	unfavorable changes in apartment market and economic conditions that could adversely affect occupancy levels and rental rates,

•	the failure of acquisitions to achieve anticipated results,

•	possible difficulty in selling apartment communities,

•	the timing and closing of planned dispositions under agreement,

•	competitive factors that may limit our ability to lease apartment homes or increase or maintain rents,

•	insufficient cash flow that could affect our debt financing and create refinancing risk,

•	failure to generate sufficient revenue, which could impair our debt service payments and distributions to stockholders,

•	development and construction risks that may impact our profitability,

•	potential damage from natural disasters, including hurricanes and other weather-related events, which could result in substantial costs,

•	delays in completing developments and lease-ups on schedule,

•	our failure to succeed in new markets,

•	changing interest rates, which could increase interest costs and affect the market price of our securities,

•	potential liability for environmental contamination, which could result in substantial costs, and

•	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Information required by this item is included in and incorporated by reference from Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report.

Item 8.	Financial Statements and Supplementary Data
      The consolidated financial statements and related financial information required to be filed are attached to this Report. Reference is made to page 43 of this Report for the Index to Consolidated Financial Statements and Schedule.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

Controls and Procedures
      As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. In addition, our Chief Executive Officer and our Chief Financial Officer concluded that during the year ended December 31, 2004, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management’s Report on Internal Control over Financial Reporting
      United Dominion’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, United Dominion’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO).
      Based on United Dominion’s evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B.	Other Information
      On March 17, 2005, the board of directors will consider and is expected to approve the recommendations of the Compensation Committee as to the final compensation of our executive officers for the year ended 2004. Information with regard to the 2004 and 2005 compensation of the executive officers who will be named in the Summary Compensation Table in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 3, 2005 is set forth in Exhibit 10.25 to this Report and is incorporated in this Item 9B by reference to such exhibit.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this item is incorporated by reference to the information set forth under the headings “Election of Directors,” “Audit Committee Report”, “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 3, 2005.
      Information required by this item regarding our executive officers is included in Part I of this Report in the section entitled “Business-Executive Officers of the Company.”
      We have a code of ethics for senior financial officers that applies to our principal executive officer, all members of our finance staff, including the principal financial officer, the principal accounting officer, the treasurer and the controller, our director of investor relations, our corporate secretary, and all other company officers. We also have a code of business conduct and ethics that applies to all of our employees. Information regarding our codes is available on our website, www.udrt.com, and is incorporated by reference to the information set forth under the heading “Corporate Governance Matters” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 3, 2005. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of our codes by posting such amendment or waiver on our website.

Item 11.	Executive Compensation
      The information required by this item is incorporated by reference to the information set forth under the heading “Compensation of Executive Officers” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 3, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 3, 2005.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Certain Business Relationships” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 3, 2005.

Item 14.	Principal Accounting Fees and Services
      The information required by this item is incorporated by reference to the information set forth under the headings “Audit Fees” and “Pre-Approval of Audit and Non-Audit Services” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 3, 2005.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as part of this Report:

1. Financial Statements. See Index to Consolidated Financial Statements and Schedule on page 43 of this Report.

2. Financial Statement Schedule. See Index to Consolidated Financial Statements and Schedule on page 43 of this Report. All other schedules are omitted because they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.

3. Exhibits. The exhibits filed with this Report are set forth in the Exhibit Index.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED DOMINION REALTY TRUST, INC.

By:	/s/ Thomas W. Toomey

Thomas W. Toomey
Chief Executive Officer and President
Date: March 14, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 14, 2005 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas W. Toomey Thomas W. Toomey	Chief Executive Officer, President, and Director

/s/ Christopher D. Genry Christopher D. Genry	Executive Vice President and Chief Financial Officer

/s/ Scott A. Shanaberger Scott A. Shanaberger	Senior Vice President and Chief Accounting Officer

/s/ Robert C. Larson Robert C. Larson	Chairman of the Board

/s/ James D. Klingbeil James D. Klingbeil	Vice Chairman of the Board

/s/ Eric J. Foss Eric J. Foss	Director

/s/ Robert P. Freeman Robert P. Freeman	Director

/s/ Jon A. Grove Jon A. Grove	Director

/s/ Thomas R. Oliver Thomas R. Oliver	Director

/s/ Lynne B. Sagalyn Lynne B. Sagalyn	Director

/s/ Mark J. Sandler Mark J. Sandler	Director

/s/ Robert W. Scharar Robert W. Scharar	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
UNITED DOMINION REALTY TRUST, INC.
      All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting
Board of Directors and Stockholders
United Dominion Realty Trust, Inc.
      We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting included at Item 9A, that United Dominion Realty Trust, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 of United Dominion Realty Trust, Inc. and our report dated March 2, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP
Richmond, Virginia
March 2, 2005

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
United Dominion Realty Trust, Inc.
      We have audited the accompanying consolidated balance sheets of United Dominion Realty Trust, Inc. (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Dominion Realty Trust, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP
Richmond, Virginia
March 2, 2005

UNITED DOMINION REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	December 31,

	2004	2003

ASSETS
Real estate owned:
Real estate held for investment	$5,029,516	$3,900,573
Less: accumulated depreciation	(978,651)	(809,524)

	4,050,865	3,091,049
Real estate under development	65,758	29,715
Real estate held for disposition (net of accumulated depreciation of $29,236 and $87,106)	118,786	334,157

Total real estate owned, net of accumulated depreciation	4,235,409	3,454,921
Cash and cash equivalents	7,904	4,824
Restricted cash	6,086	7,540
Deferred financing costs, net	25,151	21,425
Investment in unconsolidated development joint venture	458	1,673
Funds held in escrow from 1031 exchanges pending the acquisition of real estate	17,039	14,447
Notes receivable	5,000	13,000
Other assets	34,347	25,247
Other assets — real estate held for disposition	607	566

Total assets	$4,332,001	$3,543,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured debt	$1,197,924	$1,018,028
Unsecured debt	1,682,058	1,114,009
Real estate taxes payable	31,356	29,776
Accrued interest payable	18,773	12,892
Security deposits and prepaid rent	25,168	21,412
Distributions payable	44,624	40,623
Accounts payable, accrued expenses, and other liabilities	50,217	44,749
Other liabilities — real estate held for disposition	2,837	4,512

Total liabilities	3,052,957	2,286,001
Minority interests	83,593	94,206
Stockholders’ equity:
Preferred stock, no par value; $25 liquidation preference, 25,000,000 shares authorized;
5,416,009 shares 8.60% Series B Cumulative Redeemable issued and outstanding (5,416,009 in 2003)	135,400	135,400
0 shares 7.50% Series D Cumulative Convertible Redeemable issued and outstanding (2,000,000 in 2003)	—	44,271
2,803,812 shares 8.00% Series E Cumulative Convertible issued and outstanding (3,425,217 in 2003)	46,571	56,893
Common stock, $1 par value; 250,000,000 shares authorized 136,429,592 shares issued and outstanding (127,295,126 in 2003)	136,430	127,295
Additional paid-in capital	1,614,916	1,458,983
Distributions in excess of net income	(731,808)	(651,497)
Deferred compensation — unearned restricted stock awards	(6,058)	(5,588)
Notes receivable from officer-stockholders	—	(459)
Accumulated other comprehensive loss	—	(1,862)

Total stockholders’ equity	1,195,451	1,163,436

Total liabilities and stockholders’ equity	$4,332,001	$3,543,643

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share data)

	Years ended December 31,

	2004	2003	2002

REVENUES
Rental income	$604,270	$542,894	$520,939
Non-property income	2,608	1,068	1,806

Total revenues	606,878	543,962	522,745
EXPENSES
Rental expenses:
Real estate taxes and insurance	71,055	62,329	56,959
Personnel	63,878	55,252	52,611
Utilities	36,625	32,244	29,397
Repair and maintenance	38,409	34,909	32,352
Administrative and marketing	21,299	19,793	18,913
Property management	17,881	16,873	17,240
Other operating expenses	1,226	1,205	1,203
Real estate depreciation and amortization	171,781	145,706	134,045
Interest	124,087	117,457	128,522
General and administrative	19,316	20,626	19,343
Other depreciation and amortization	3,372	3,087	3,956
Hurricane related expenses	5,503	—	—
Impairment loss on investments	—	1,392	—
Loss on early debt retirement	—	—	33,161

Total expenses	574,432	510,873	527,702

Income/(loss) before minority interests and discontinued operations	32,446	33,089	(4,957)
Minority interests of outside partnerships	(182)	(614)	(1,414)
Minority interests of unitholders in operating partnerships	(443)	874	2,080

Income/(loss) before discontinued operations, net of minority interests	31,821	33,349	(4,291)
Income from discontinued operations, net of minority interests	65,331	37,055	57,520

Net income	97,152	70,404	53,229
Distributions to preferred stockholders — Series B	(11,644)	(11,645)	(11,645)
Distributions to preferred stockholders — Series D (Convertible)	(3,473)	(12,178)	(15,779)
Distributions to preferred stockholders — Series E (Convertible)	(4,414)	(2,503)	—
Premium on preferred stock conversions	(5,729)	(19,271)	—

Net income available to common stockholders	$71,892	$24,807	$25,805

Earnings per common share — basic and diluted:
Income/(loss) from continuing operations available to common stockholders, net of minority interests	$0.05	$(0.10)	$(0.30)
Income from discontinued operations, net of minority interests	$0.51	$0.32	$0.54
Net income available to common stockholders	$0.56	$0.22	$0.24
Common distributions declared per share	$1.17	$1.14	$1.11
Weighted average number of common shares outstanding – basic	128,097	114,672	106,078
Weighted average number of common shares outstanding – diluted	129,080	114,672	106,078
See accompanying notes to consolidated financial statements

UNITED DOMINION REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,

	2004	2003	2002

Operating Activities
Net income	$97,152	$70,404	$53,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	184,088	166,637	163,328
Impairment loss on real estate and investments	—	1,392	2,301
Gains on sales of land and depreciable property	(52,903)	(15,941)	(32,698)
Minority interests	5,025	2,261	3,122
Loss on early debt retirement	—	—	36,965
Amortization of deferred financing costs and other	7,206	6,148	5,256
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(1,769)	(2,560)	12,763
Increase/(decrease) in operating liabilities	12,948	6,604	(15,265)

Net cash provided by operating activities	251,747	234,945	229,001
Investing Activities
Proceeds from sales of real estate investments, net	265,691	93,613	282,533
Acquisition of real estate assets, net of liabilities assumed and equity	(755,966)	(314,739)	(282,600)
Development of real estate assets	(19,131)	(13,640)	(22,763)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(82,390)	(53,146)	(42,827)
Capital expenditures — non-real estate assets	(1,578)	(1,858)	(1,706)
Increase in funds held in escrow from tax free exchanges pending the acquisition of real estate	(2,592)	(14,447)	—

Net cash used in investing activities	(595,966)	(304,217)	(67,363)
Financing Activities
Proceeds from the issuance of secured debt	—	37,415	324,282
Scheduled principal payments on secured debt	(36,814)	(22,442)	(11,176)
Non-scheduled principal payments and prepayment penalties on secured debt	(95,011)	(17,549)	(294,662)
Proceeds from the issuance of unsecured debt	475,775	323,382	198,476
Payments and prepayment premiums on unsecured debt	(46,585)	(214,591)	(210,413)
Net borrowing/(repayment) of revolving bank debt	140,200	(37,900)	(54,400)
Payment of financing costs	(8,849)	(6,463)	(5,510)
Issuance of note receivable	—	(8,000)	—
Proceeds from the issuance of common stock	99,461	179,811	60,252
Proceeds from the repayment of officer loans	459	2,171	—
Proceeds from the issuance of performance shares	(50)	657	—
Distributions paid to minority interests	(13,553)	(9,756)	(8,926)
Distributions paid to preferred stockholders	(20,347)	(27,532)	(27,424)
Distributions paid to common stockholders	(147,387)	(128,188)	(117,116)
Repurchases of common and preferred stock	—	(71)	(16,510)

Net cash provided by/(used in) financing activities	347,299	70,944	(163,127)
Net increase/(decrease) in cash and cash equivalents	3,080	1,672	(1,489)
Cash and cash equivalents, beginning of year	4,824	3,152	4,641

Cash and cash equivalents, end of year	$7,904	$4,824	$3,152

Supplemental Information:
Interest paid during the period	$115,519	$116,057	$135,223
Non-cash transactions:
Conversion of operating partnership minority interests to common stock (170,209 shares in 2004, 216,983 shares in 2003, and 92,159 shares in 2002)	2,035	2,206	1,252
Issuance of restricted stock awards	3,250	5,297	2,904
Issuance of preferred stock in connection with acquisitions	—	58,811	—
Issuance of preferred operating partnership units in connection with acquisitions	—	26,872	—
Issuance of operating partnership units in connection with acquisitions	—	7,135	—
Cancellation of a note receivable with the acquisition of a property	8,000	—	—
Secured debt assumed with the acquisition of properties	311,714	4,865	41,636
Reduction in secured debt from the disposition of properties	—	—	35,885
Receipt of a note receivable in connection with sales of real estate investments	75,586	—	—
See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

							Deferred	Notes
							Compensation —	Receivable	Accumulated
	Preferred Stock		Common Stock			Distributions	Unearned	from	Other
					Paid-in	in Excess of	Restricted	Officer-	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Net Income	Stock Awards	Stockholders	Loss	Total

Balance, December 31, 2001	13,416,009	$310,400	103,133,279	$103,133	$1,098,029	$(448,345)	$(1,312)	$(4,309)	$(14,871)	$1,042,725

Comprehensive Income
Net income						53,229				53,229
Other comprehensive income:
Unrealized gain on derivative financial instruments									4,913	4,913

Comprehensive income						53,229			4,913	58,142

Issuance of common shares to employees, officers, and director-stockholders			1,000,592	1,001	10,782					11,783
Issuance of common shares through dividend reinvestment and stock purchase plan			152,343	152	2,347					2,499
Issuance of common shares through public offering			3,166,800	3,167	41,139					44,306
Purchase of common stock			(1,145,412)	(1,146)	(15,369)					(16,515)
Issuance of restricted stock awards			205,498	205	2,699		(2,904)			—
Cash purchase and conversion of minority interests of unitholders in operating partnerships			92,159	93	1,159					1,252
Principal repayments on notes receivable from officer-stockholders								1,679		1,679
Common stock distributions declared ($1.11 per share)						(118,888)				(118,888)
Preferred stock distributions declared — Series B ($2.15 per share)						(11,645)				(11,645)
Preferred stock distributions declared — Series D ($1.98 per share)						(15,779)				(15,779)
Amortization of deferred compensation							1,712			1,712

UNITED DOMINION REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)
(In thousands, except share data)

							Deferred	Notes
							Compensation —	Receivable	Accumulated
	Preferred Stock		Common Stock			Distributions	Unearned	from	Other
					Paid-in	in Excess of	Restricted Stock	Officer-	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Net Income	Awards	Stockholders	Loss	Total

Balance, December 31, 2002	13,416,009	$310,400	106,605,259	$106,605	$1,140,786	$(541,428)	$(2,504)	$(2,630)	$(9,958)	$1,001,271

Comprehensive Income
Net income						70,404				70,404
Other comprehensive income:
Unrealized gain on derivative financial instruments									8,096	8,096

Comprehensive income						70,404			8,096	78,500

Issuance of common shares to employees, officers, and director-stockholders			1,117,399	1,118	12,185					13,303
Issuance of common shares through dividend reinvestment and stock purchase plan			91,190	91	1,520					1,611
Issuance of common shares through public offering			9,700,000	9,700	154,936					164,636
Issuance of 8.00% Series E Cumulative Convertible shares	3,425,217	56,893			1,905					58,798
Purchase of common stock			(4,564)	(5)	(66)					(71)
Issuance of restricted stock awards			337,936	338	4,959		(5,297)			—
Conversion of minority interests of unitholders in operating partnerships			216,983	217	1,989					2,206
Principal repayments on notes receivable from officer-stockholders								2,171		2,171
Accretion of premium on Series D conversions		19,271				(19,271)				—
Conversion of 7.50% Series D Cumulative Convertible Redeemable shares	(6,000,000)	(150,000)	9,230,923	9,231	140,769					—
Common stock distributions declared ($1.14 per share)						(134,876)				(134,876)
Preferred stock distributions declared — Series B ($2.15 per share)						(11,645)				(11,645)
Preferred stock distributions declared — Series D ($2.04 per share)						(12,178)				(12,178)
Preferred stock distributions declared — Series E ($0.84 per share)						(2,503)				(2,503)
Amortization of deferred compensation							2,213			2,213

UNITED DOMINION REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)
(In thousands, except share data)

							Deferred	Notes
							Compensation —	Receivable	Accumulated
	Preferred Stock		Common Stock			Distributions	Unearned	from	Other
					Paid-in	in Excess of	Restricted Stock	Officer-	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Net Income	Awards	Stockholders	Loss	Total

Balance, December 31, 2003	10,841,226	$236,564	127,295,126	$127,295	$1,458,983	$(651,497)	$(5,588)	$(459)	$(1,862)	$1,163,436

Comprehensive Income
Net income						97,152				97,152
Other comprehensive income:
Unrealized gain on derivative financial instruments									1,862	1,862

Comprehensive income						97,152			1,862	99,014

Issuance of common shares to employees, officers, and director-stockholders			549,606	550	5,396					5,946
Issuance of common shares through dividend reinvestment and stock purchase plan			111,941	112	2,102					2,214
Issuance of common shares through public offering			4,497,000	4,497	86,804					91,301
Issuance of restricted stock awards			107,536	107	3,143		(3,250)			—
Conversion of minority interests of unitholders in operating partnerships			170,209	170	1,865					2,035
Principal repayments on notes receivable from officer-stockholders								459		459
Accretion of premium on Series D conversions		5,729				(5,729)				—
Conversion of 7.50% Series D Cumulative Convertible Redeemable shares	(2,000,000)	(50,000)	3,076,769	3,077	46,923					—
Conversion of 8.00% Series E Cumulative Convertible shares	(621,405)	(10,322)	621,405	622	9,700					—
Common stock distributions declared ($1.17 per share)						(152,203)				(152,203)
Preferred stock distributions declared — Series B ($2.15 per share)						(11,644)				(11,644)
Preferred stock distributions declared — Series D ($2.09 per share)						(3,473)				(3,473)
Preferred stock distributions declared — Series E ($1.33 per share)						(4,414)				(4,414)
Amortization of deferred compensation							2,780			2,780

Balance, December 31, 2004	8,219,821	$181,971	136,429,592	$136,430	$1,614,916	$(731,808)	$(6,058)	$—	$—	$1,195,451

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and formation
      United Dominion Realty Trust, Inc., a Maryland corporation, was formed in 1972. United Dominion operates within one defined business segment with activities related to the ownership, management, development, acquisition, renovation, and disposition of multifamily apartment communities nationwide. At December 31, 2004, United Dominion owned 273 communities with 78,855 completed apartment homes and had three communities with 807 apartment homes under development.
Basis of presentation
      The accompanying consolidated financial statements include the accounts of United Dominion and its subsidiaries, including United Dominion Realty, L.P., (the “Operating Partnership”), and Heritage Communities L.P. (the “Heritage OP”), (collectively, “United Dominion”). As of December 31, 2004, there were 166,061,749 units in the Operating Partnership outstanding, of which 156,037,369 units or 94.0% were owned by United Dominion and 10,024,380 units or 6.0% were owned by limited partners (of which 1,791,329 and 0 are owned by the holders of the Series A OPPS and the Series B OPPS, respectively, see below and Note 9). As of December 31, 2004, there were 5,542,200 units in the Heritage OP outstanding, of which 5,186,945 units or 93.6% were owned by United Dominion and 355,255 units or 6.4% were owned by limited partners. The consolidated financial statements of United Dominion include the minority interests of the unitholders in the Operating Partnership and the Heritage OP. All significant intercompany accounts and transactions have been eliminated in consolidation.
Income taxes
      United Dominion is operated as, and elects to be taxed as, a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Generally, a REIT complies with the provisions of the Code if it meets certain requirements concerning its income and assets, as well as if it distributes at least 90% of its REIT taxable income to its stockholders and will not be subject to U.S. federal income taxes if it distributes at least 100% of its income. Accordingly, no provision has been made for federal income taxes of the REIT. United Dominion’s taxable REIT subsidiaries are subject to federal corporate income taxes, based upon their respective taxable incomes. The taxable REIT subsidiaries have no material permanent or temporary differences that would require a provision for federal income tax. Additionally, United Dominion is subject to certain state and local excise or franchise taxes, for which provision has been made.
      The differences between net income available to common stockholders for financial reporting purposes and taxable income before dividend deductions relate primarily to temporary differences, principally real estate depreciation and the tax deferral of certain gains on property sales. The differences in depreciation result from differences in the book and tax basis of certain real estate assets and the differences in the methods of depreciation and lives of the real estate assets. The aggregate cost of our real estate assets for federal income tax purposes was approximately $4.5 billion at December 31, 2004.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table reconciles United Dominion’s net income to REIT taxable income for the three years ended December 31, 2004 (dollars in thousands):

	2004	2003	2002

Net income	$97,152	$70,404	$53,229
Minority interest expense	(1,950)	(3,364)	(1,137)
Depreciation and amortization expense	46,916	44,108	49,513
(Loss)/gain on the disposition of properties	(10,029)	2,363	(186)
Revenue recognition timing differences	(195)	1,750	1,272
Investment loss, not deductible for tax	(593)	—	—
Other expense timing differences	(2,192)	(1,090)	(3,914)

REIT taxable income before dividends	$129,109	$114,171	$98,777

Dividend deduction	$153,409	$132,722	$111,965

      For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, and return of capital, or a combination thereof. For the three years ended December 31, 2004, distributions declared per common share were taxable as follows:

	2004	2003	2002

Ordinary income	$0.77	$0.82	$0.55
Long-term capital gain	0.20	0.10	0.14
Unrecaptured section 1250 gain	0.08	0.02	0.11
Return of capital	0.12	0.20	0.31

	$1.17	$1.14	$1.11

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
      Expenditures for ordinary repair and maintenance costs are charged to expense as incurred. Expenditures for improvements, renovations, and replacements related to the acquisition and/or improvement of real estate assets are capitalized at cost and depreciated over their estimated useful lives if the value of the existing asset will be materially enhanced or the life of the related asset will be substantially extended beyond the original life expectancy.
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

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Our estimates of fair market value represent our best estimate based upon industry trends and reference to market rates and transactions.
      United Dominion purchases real estate investment properties from time to time and allocates the purchase price to various components, such as land, buildings, and intangibles related to in-place leases in accordance with FASB Statement No. 141, “Business Combinations.” The purchase price is allocated based on the relative fair value of each component. The fair value of buildings is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates. As such, the determination of fair value considers the present value of all cash flows expected to be generated from the property including an initial lease up period. United Dominion determines the fair value of in-place leases by assessing the net effective rent and remaining term of the lease relative to market terms for similar leases at acquisition. The fair value of in-place leases is recorded and amortized as amortization expense over the remaining contractual lease period. United Dominion determines the fair value of in-place leases by considering the cost of acquiring similar leases, the foregone rents associated with the lease-up period, and the carrying costs associated with the lease-up period.
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
      Interest, real estate taxes, and incremental labor and support costs for personnel working directly on the development site are capitalized as part of the real estate under development to the extent that such charges do not cause the carrying value of the asset to exceed its net realizable value. During 2004, 2003, and 2002, total interest capitalized was $1.0 million, $1.8 million, and $0.9 million, respectively.
Cash equivalents
      Cash equivalents include all cash and liquid investments with maturities of three months or less when purchased.
Restricted cash
      Restricted cash consists of escrow deposits held by lenders for real estate taxes, insurance and replacement reserves, and security deposits.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Deferred financing costs
      Deferred financing costs include fees and other external costs incurred to obtain debt financings and are generally amortized on a straight-line basis, which approximates the effective interest method, over a period not to exceed the term of the related debt. Unamortized financing costs are written-off when debt is retired before its maturity date. During 2004, 2003, and 2002, amortization expense was $5.1 million, $4.7 million, and $4.5 million, respectively.
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
Advertising costs
      All advertising costs are expensed as incurred and reported on the Consolidated Statements of Operations within the line item “Administrative and marketing.” During 2004, 2003, and 2002, total advertising expense was $10.5 million, $10.6 million, and $11.0 million, respectively.
Interest rate swap agreements
      United Dominion accounts for its derivative instruments in accordance with Statements of Financial Accounting Standards No. 133 and No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities.” At December 31, 2004, United Dominion has no derivative financial instruments reported on its Consolidated Balance Sheet. Prior to their maturity, United Dominion’s derivative financial instruments consisted of interest rate swap agreements that were designated as cash flow hedges of debt with variable interest rate features, and as qualifying hedges for financial reporting purposes. For a derivative instrument that qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings during the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.
      As part of United Dominion’s overall interest rate risk management strategy, we used derivative financial instruments as a means to artificially fix variable rate debt or to hedge anticipated financing transactions. United Dominion’s derivative transactions used for interest rate risk management included various interest rate swaps with indices that related to the pricing of specific financial instruments of United Dominion. Because of the close correlation between the hedging instrument and the underlying cash flow exposure being hedged, fluctuations in the value of the derivative instruments were generally offset by changes in the cash flow of the underlying exposures. As a result, United Dominion appropriately controlled the risk so that derivatives used for interest rate risk management would not have a material

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
unintended effect on consolidated earnings. United Dominion does not enter into derivative financial instruments for trading purposes.
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
      When the terms of the underlying transaction were modified, or when the underlying hedged item ceased to exist, all changes in the fair value of the instrument were marked-to-market with changes in value included in net income each period until the instrument matured, unless the instrument was redesignated as a hedge of another transaction. If a derivative instrument was terminated or the hedging transaction was no longer determined to be effective, amounts held in accumulated other comprehensive income were reclassified into earnings over the term of the future cash outflows on the related debt.
Comprehensive income
      Comprehensive income, which is defined as all changes in equity during each period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Statements of Stockholders’ Equity. Other comprehensive income consists of unrealized gains or losses from derivative financial instruments.
Stock-based employee compensation plans
      United Dominion adopted the fair-value-based method of accounting for share-based payments effective January 1, 2004 using the prospective method described in FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Currently, United Dominion uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of Statement 123R on July 1, 2005. Because Statement 123R must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because United Dominion adopted Statement 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under Statement 123 will be recognized under Statement 123R. However, had United Dominion adopted Statement 123R in prior periods, the impact of the standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 8 to our consolidated financial statements.
Minority interests in operating partnerships
      Interests in operating partnerships held by limited partners are represented by operating partnership units (“OP Units”). The operating partnerships’ income is allocated to holders of OP Units based upon net income available to common stockholders and the weighted average number of OP Units outstanding to total common shares plus OP Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to minority interests in accordance with the terms of the individual partnership agreements. OP Units can be exchanged for cash or shares of United Dominion’s common stock on a one-for-one basis, at the option of United Dominion. OP Units, as a percentage of total OP

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Units and shares outstanding, were 6.3% at December 31, 2004, 6.4% at December 31, 2003, and 6.2% at December 31, 2002.
      During 2003, we issued 1,617,815 Preferred Operating Partnership Units (“Preferred OP Units”) totaling $26.9 million as partial consideration for the purchase of four communities. The Preferred OP Units carry a fixed coupon of 8.0% until such time as the common share dividend is equal to or exceeds this amount for four consecutive quarters, at which time the Preferred OP Units will be entitled to receive dividends equivalent to the dividend paid to holders of common stock.
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
      The following table sets forth the computation of basic and diluted earning per share (dollars in thousands, except per share amounts):

	2004	2003	2002

Numerator for basic and diluted earnings per share — Net income available to common stockholders	$71,892	$24,807	$25,805
Denominator:
Denominator for basic earnings per share — Weighted average common shares outstanding	128,711	115,109	106,257
Non-vested restricted stock awards	(614)	(437)	(179)

	128,097	114,672	106,078

Effect of dilutive securities:
Employee stock options and non-vested restricted stock awards	983	—	—

Denominator for dilutive earnings per share	129,080	114,672	106,078

Basic earnings per share	$0.56	$0.22	$0.24

Diluted earnings per share	$0.56	$0.22	$0.24

      The effect of the conversion of the operating partnership units, Series A Out-Performance Partnership Units, and convertible preferred stock is not dilutive and is therefore not included as a dilutive security in the earnings per share computation. The weighted average effect of the conversion of the operating partnership units for the years ended December 31, 2004, 2003, and 2002 was 10,460,639 shares, 9,690,883 shares, and 8,577,918 shares, respectively. The weighted average effect of the conversion of the Series A Out-Performance Partnership Units for the years ended December 31, 2004, 2003, and 2002 was 1,791,329 shares, 1,853,204 shares, and 1,568,000 shares, respectively. The weighted average effect of the conversion

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the convertible preferred stock for the years ended December 31, 2004, 2003, and 2002 was 6,301,821 shares, 11,636,293 shares, and 12,307,692 shares, respectively.
2.     REAL ESTATE OWNED
      United Dominion operates in 43 markets dispersed throughout 17 states. At December 31, 2004, our largest apartment market was Southern California, where we owned 18.5% of our apartment homes, based upon carrying value. Excluding Southern California, United Dominion did not own more than 4.9% of its apartment homes in any one market, based upon carrying value.
      The following table summarizes real estate held for investment at December 31, (dollars in thousands):

	2004	2003

Land and land improvements	$1,195,201	$777,280
Buildings and improvements	3,602,996	2,922,395
Furniture, fixtures, and equipment	231,319	200,898

Real estate held for investment	5,029,516	3,900,573
Accumulated depreciation	(978,651)	(809,524)

Real estate held for investment, net	$4,050,865	$3,091,049

      The following is a reconciliation of the carrying amount of real estate held for investment at December 31, (dollars in thousands):

	2004	2003		2002

Balance at beginning of year	$3,900,573	$3,437,898		$3,858,579
Real estate acquired	1,032,065	399,425	(a)	323,990
Capital expenditures	103,878	51,093		48,923
Transfers from development	—	12,157		29,816
Transfers to held for disposition, net	(7,000)	—		(823,410)

Balance at end of year	$5,029,516	$3,900,573		$3,437,898

(a)	In connection with one of our acquisitions in 2003, United Dominion acquired a note receivable for $5 million that is due October 2011. The note bears interest of 9.0% that is payable in annual installments.
      The following is a reconciliation of accumulated depreciation for real estate held for investment at December 31, (dollars in thousands):

	2004	2003	2002

Balance at beginning of year	$809,524	$664,268	$646,366
Depreciation expense for the year(b)	169,127	145,256	135,245
Transfers to held for disposition, net	—	—	(117,343)

Balance at end of year	$978,651	$809,524	$664,268

(b)	Includes $0.8 million, $1.0 million, and $1.2 million for 2004, 2003, and 2002, respectively, related to depreciation on non-real estate assets located at United Dominion’s apartment communities, classified as “Other depreciation and amortization” on the Consolidated Statements of Operations. Excludes

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3.4 million and $1.3 million in 2004 and 2003, respectively, of amortization expense on the fair market value of in-place leases at the time of acquisition.
      The following is a summary of real estate held for investment by major geographic markets (in order of carrying value, excluding real estate held for disposition and real estate under development) at December 31, 2004 (dollars in thousands):

	Number of	Initial
	Apartment	Acquisition	Carrying	Accumulated
	Communities	Cost	Value	Depreciation	Encumbrances

Southern California	25	$905,367	$930,593	$26,645	$244,148
Tampa, FL	12	211,505	244,944	48,428	60,275
Houston, TX	16	185,408	244,898	56,175	29,382
Northern California	7	203,385	217,004	33,318	71,038
Orlando, FL	14	167,524	216,721	69,727	72,150
Metropolitan DC	7	197,245	213,611	21,650	82,058
Raleigh, NC	11	179,935	212,412	59,990	76,116
Dallas, TX	11	174,750	198,027	40,136	62,530
Baltimore, MD	10	145,985	162,396	28,924	17,836
Columbus, OH	6	111,315	155,494	33,490	45,864
Nashville, TN	9	111,844	152,312	35,316	39,299
Richmond, VA	9	106,136	137,496	45,034	62,207
Charlotte, NC	9	114,895	136,790	35,809	11,784
Monterey Peninsula, CA	7	85,324	136,665	17,670	—
Phoenix, AZ	7	109,487	135,856	32,518	31,670
Arlington, TX	8	109,305	127,009	30,439	25,865
Greensboro, NC	8	85,362	107,913	30,300	—
Seattle, WA	6	93,152	99,829	18,997	40,774
Denver, CO	3	92,333	99,179	17,362	—
Wilmington, NC	6	64,213	93,902	30,851	—
Portland, OR	6	88,187	91,943	10,019	15,726

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Number of	Initial
	Apartment	Acquisition	Carrying	Accumulated
	Communities	Cost	Value	Depreciation	Encumbrances

Austin, TX	5	75,778	82,080	15,310	5,391
Atlanta, GA	6	57,669	75,604	25,435	16,886
Columbia, SC	6	52,795	64,985	24,552	—
Jacksonville, FL	3	44,788	61,251	21,629	12,455
Norfolk, VA	6	42,741	60,184	24,567	9,118
Other Southwestern	10	166,469	196,114	48,179	50,677
Other Florida	6	107,122	118,006	15,523	44,873
Other North Carolina	8	61,677	78,669	31,419	12,434
Other Mid-Atlantic	6	46,136	56,377	17,890	16,770
Other Virginia	3	30,946	47,271	12,980	14,671
Other Southeastern	2	29,840	40,989	11,710	16,368
Other Midwestern	3	20,241	23,520	4,825	5,767
Richmond Corporate	—	6,597	6,216	1,259	3,792
Commercial	—	3,255	3,256	575	—

	261	$4,288,711	$5,029,516	$978,651	$1,197,924

      The following is a summary of real estate held for disposition by major category at December 31, 2004 (dollars in thousands):

	Number	Initial
	of	Acquisition	Carrying	Accumulated
	Properties	Cost	Value	Depreciation	Encumbrances

Apartments	12	$119,246	$144,090	$29,236	$—
Land	1	3,932	3,932	—	—

		$123,178	$148,022	$29,236	$—

      The following is a summary of real estate under development by major category at December 31, 2004 (dollars in thousands):

	Number	Initial
	of	Acquisition	Carrying	Accumulated
	Properties	Cost	Value	Depreciation	Encumbrances

Apartments	3	$24,814	$40,241	$—	$—
Land	8	25,516	25,517	—	—

		$50,330	$65,758	$—	$—

Total Real Estate Owned		$4,462,219	$5,243,296	$1,007,887	$1,197,924

      In 2004, United Dominion recognized a $5.5 million charge to cover expenses associated with the damage in Florida caused by hurricanes Charley, Frances, and Jeanne. United Dominion reported that 25 of its 34 Florida communities were affected by the hurricanes.
      In 2003, United Dominion recognized a $1.4 million charge for the write-off of its investment in Realeum, Inc., an unconsolidated development joint venture created to develop web-based solutions for multifamily property and portfolio management.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      United Dominion is pursuing its strategy of exiting markets where it views long-term growth prospects as limited and believes the redeployment of capital would enhance future growth rates and economies of scale. During the first quarter of 2002, United Dominion placed nine assets, with an aggregate net book value of $89.3 million, under contract for sale and reclassified them as real estate held for disposition. These sales closed in the second quarter of 2002 and resulted in our withdrawal from Naples, Florida; Tucson, Arizona; Las Vegas, Nevada; and substantially all of Memphis, Tennessee. Although these sales resulted in an aggregate net gain of $11.5 million, certain of these assets were sold at net selling prices below their net book values at March 31, 2002. As a result, United Dominion recorded an aggregate $2.3 million impairment loss in 2002 for the write down of a portfolio of five apartment communities in Memphis, Tennessee.

3.	INCOME FROM DISCONTINUED OPERATIONS
      United Dominion adopted FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (FAS 144) as of January 1, 2002. FAS 144 requires, among other things, that the primary assets and liabilities and the results of operations of United Dominion’s real properties which have been sold subsequent to January 1, 2002, or are held for disposition subsequent to January 1, 2002, be classified as discontinued operations and segregated in United Dominion’s Consolidated Statements of Operations and Balance Sheets. Properties classified as real estate held for disposition generally represent properties that are under contract for sale and are expected to close within the next twelve months. For purposes of these financial statements, FAS 144 results in the presentation of the primary assets and liabilities and the net operating results of those properties sold or classified as held for disposition through December 31, 2004, as discontinued operations for all periods presented. The adoption of FAS 144 does not have an impact on net income available to common stockholders. FAS 144 only results in the reclassification of the operating results of all properties sold or classified as held for disposition through December 31, 2004 within the Consolidated Statements of Operations for the years ended December 31, 2004, 2003, and 2002, and the reclassification of the assets and liabilities within the Consolidated Balance Sheets as of December 31, 2004 and 2003.
      For the year ended December 31, 2004, United Dominion sold 19 communities with a total of 5,425 apartment homes, 24 townhomes from a community of 36 townhomes, and one parcel of land. At December 31, 2004, United Dominion had 12 communities with a total of 2,635 apartment homes and a net book value of $114.9 million and one parcel of land with a net book value of $3.9 million included in real estate held for disposition. During 2003, United Dominion sold seven communities with a total of 1,927 apartment homes and two commercial properties. During 2002, United Dominion sold 25 communities with a total of 6,990 apartment homes, one parcel of land, and one commercial property. The results of operations for these properties and the interest expense associated with the secured debt on these properties are classified on the Consolidated Statements of Operations in the line item entitled “Income from discontinued operations, net of minority interests.”

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of income from discontinued operations for the years ended December 31, (dollars in thousands):

	2004	2003	2002

Rental income	$46,223	$71,675	$107,932
Rental expenses	20,460	30,196	43,465
Real estate depreciation	8,847	17,687	25,110
Interest	—	—	4,420
Loss on early debt retirement	—	—	3,805
Impairment loss on real estate	—	—	2,301
Other expenses	88	157	220

	29,395	48,040	79,321
Income before net gain on sale of land and depreciable property, and minority interests	16,828	23,635	28,611
Net gain on the sale of land and depreciable property	52,903	15,941	32,698

Income before minority interests	69,731	39,576	61,309
Minority interests on income from discontinued operations	(4,400)	(2,521)	(3,789)

Income from discontinued operations, net of minority interests	$65,331	$37,055	$57,520

4.	SECURED DEBT
      Secured debt on continuing and discontinued operations of United Dominion’s real estate portfolio, which encumbers $1.9 billion or 36% of real estate owned ($3.3 billion or 64% of United Dominion’s real estate owned is unencumbered) consists of the following as of December 31, 2004 (dollars in thousands):

			Weighted	Weighted	Number of
			Average	Average	Properties
	Principal Outstanding		Interest Rate	Years to Maturity	Encumbered

	2004	2003	2004	2004	2004

Fixed Rate Debt
Mortgage notes payable	$428,223	$174,520	5.76%	5.8	21
Tax-exempt secured notes payable	39,160	42,540	6.14%	16.9	4
Fannie Mae credit facilities	288,875	288,875	6.40%	6.2	9
Fannie Mae credit facilities — swapped	—	17,000	n/a	n/a	n/a

Total fixed rate secured debt	756,258	522,935	6.03%	6.5	34

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Weighted	Weighted	Number of
			Average	Average	Properties
	Principal Outstanding		Interest Rate	Years to Maturity	Encumbered

	2004	2003	2004	2004	2004

Variable Rate Debt
Mortgage notes payable	45,758	46,185	3.01%	7.1	4
Tax-exempt secured note payable	7,770	7,770	1.72%	23.5	1
Fannie Mae credit facilities	367,469	370,469	2.67%	7.6	47
Freddie Mac credit facility	20,669	70,669	2.64%	2.2	8

Total variable rate secured debt	441,666	495,093	2.68%	7.6	60

Total secured debt	$1,197,924	$1,018,028	4.79%	6.9	94

Fixed Rate Debt
      Mortgage notes payable Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from August 2005 through July 2027 and carry interest rates ranging from 4.10% to 8.50%.
      Tax-exempt secured notes payable Fixed rate mortgage notes payable that secure tax-exempt housing bond issues mature at various dates from May 2008 through March 2031 and carry interest rates ranging from 5.30% to 6.75%. Interest on these notes is generally payable in semi-annual installments.
      Secured credit facilities At December 31, 2004, United Dominion’s fixed rate secured credit facilities consisted of $288.9 million of the $656.3 million outstanding on an $860 million aggregate commitment under four revolving secured credit facilities with Fannie Mae. The Fannie Mae credit facilities are for an initial term of ten years, bear interest at floating and fixed rates, and can be extended for an additional five years at United Dominion’s discretion.
Variable Rate Debt
      Mortgage notes payable Variable rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from January 2005 through July 2013. As of December 31, 2004, these notes had interest rates ranging from 2.83% to 4.03%.
      Tax-exempt secured note payable The variable rate mortgage note payable that secures tax-exempt housing bond issues matures in July 2028. As of December 31, 2004, this note had an interest rate of 1.72%. Interest on this note is payable in monthly installments.
      Secured credit facilities At December 31, 2004, United Dominion’s variable rate secured credit facilities consisted of $367.5 million outstanding on the Fannie Mae credit facilities and $20.7 million outstanding on the Freddie Mac credit facility. As of December 31, 2004, the variable rate Fannie Mae credit facilities had a weighted average floating rate of interest of 2.67% and the Freddie Mac credit facility had a weighted average floating rate of interest of 2.64%.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The aggregate maturities of secured debt for the fifteen years subsequent to December 31, 2004 are as follows (dollars in thousands):

	Fixed			Variable

	Mortgage	Tax-Exempt	Credit	Mortgage	Tax-Exempt	Credit
Year	Notes	Notes	Facilities	Notes	Notes	Facilities	TOTAL

2005	$22,945	$305	$—	$4,642	$—	$—	$27,892
2006	63,879	320	—	3,701	—	—	67,900
2007	87,481	345	—	—	—	20,669	108,495
2008	8,538	5,145	—	—	—	—	13,683
2009	26,768	245	—	—	—	—	27,013
2010	71,084	265	138,875	—	—	—	210,224
2011	11,759	280	50,000	—	—	114,513	176,552
2012	58,834	300	100,000	—	—	52,956	212,090
2013	61,751	315	—	37,415	—	200,000	299,481
2014	651	340	—	—	—	—	991
2015	703	12,815	—	—	—	—	13,518
2016	760	—	—	—	—	—	760
2017	821	—	—	—	—	—	821
2018	887	—	—	—	—	—	887
2019	958	—	—	—	—	—	958
Thereafter	10,404	18,485	—	—	7,770	—	36,659

	$428,223	$39,160	$288,875	$45,758	$7,770	$388,138	$1,197,924

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	UNSECURED DEBT
      A summary of unsecured debt as of December 31, 2004 and 2003 is as follows (dollars in thousands):

	2004	2003

Commercial Banks
Borrowings outstanding under an unsecured credit facility due March 2006(a)	$278,100	$137,900

Senior Unsecured Notes — Other
7.67% Medium-Term Notes due January 2004	—	46,585
7.73% Medium-Term Notes due April 2005	21,100	21,100
7.02% Medium-Term Notes due November 2005	49,760	49,760
Verano Construction Loan due February 2006	24,820	—
7.95% Medium-Term Notes due July 2006	85,374	85,374
7.07% Medium-Term Notes due November 2006	25,000	25,000
7.25% Notes due January 2007	92,255	92,255
4.30% Medium-Term Notes due July 2007	75,000	—
4.50% Medium-Term Notes due March 2008	200,000	200,000
ABAG Tax-Exempt Bonds due August 2008	46,700	46,700
8.50% Monthly Income Notes due November 2008	29,081	29,081
4.25% Medium-Term Notes due January 2009	50,000	50,000
6.50% Notes due June 2009	200,000	200,000
3.90% Medium-Term Notes due March 2010	50,000	—
5.00% Medium-Term Notes due January 2012	100,000	—
5.13% Medium-Term Notes due January 2014	200,000	75,000
5.25% Medium-Term Notes due January 2015	100,000	—
8.50% Debentures due September 2024	54,118	54,118
Other(b)	750	1,136

	1,403,958	976,109

Total Unsecured Debt	$1,682,058	$1,114,009

(a)	United Dominion has a three-year $500 million unsecured revolving credit facility. If United Dominion receives commitments from additional lenders or if the initial lenders increase their commitments, United Dominion will be able to increase the credit facility to $650 million. At United Dominion’s option, the credit facility can be extended for one year to March 2007.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of short-term bank borrowings under United Dominion’s bank credit facility at December 31, (dollars in thousands):

	2004	2003	2002

Total revolving credit facilities at December 31	$500,000	$500,000	$475,000
Borrowings outstanding at December 31	278,100	137,900	275,800
Weighted average daily borrowings during the year	127,665	171,179	256,493
Maximum daily borrowings during the year	356,500	272,800	411,600
Weighted average interest rate during the year	2.0%	2.1%	3.0%
Weighted average interest rate at December 31	2.7%	1.6%	2.5%
Weighted average interest rate at December 31 — after giving effect to swap agreements	2.7%	4.2%	6.8%
      At December 31, 2004, all of United Dominion’s interest rate swap agreements associated with commercial bank borrowings had matured.

(b)	Represents deferred gains from the termination of interest rate risk management agreements.

6.	STOCKHOLDERS’ EQUITY
Preferred Stock
      The Series B Cumulative Redeemable Preferred Stock has no stated par value and a liquidation preference of $25 per share. The Series B has no voting rights except as required by law. The Series B has no stated maturity and is not subject to any sinking fund or mandatory redemption and is not convertible into any of our other securities. The Series B is not redeemable prior to May 29, 2007. On or after this date, the Series B may be redeemed for cash at our option, in whole or in part, at a redemption price of $25 per share plus accrued and unpaid dividends. The redemption price is payable solely out of the sale proceeds of other capital stock. All dividends due and payable on the Series B have been accrued or paid as of the end of each fiscal year.
      Distributions declared on the Series B in 2004 were $2.15 per share or $0.5375 per quarter. The Series B is listed on the NYSE under the symbol “UDRpfb.” At December 31, 2004, a total of 5,416,009 shares of the Series B were outstanding.
      All of the remaining outstanding shares of our Series D Cumulative Convertible Redeemable Preferred Stock have been converted by the holder into shares of our common stock. The Series D had no stated maturity, no stated par value, no voting rights except as required by law, and a liquidation preference of $25 per share. The Series D was convertible at any time into 1.5385 shares of common stock, subject to certain adjustments, at the option of the holder of the Series D. We had the option to redeem at any time all or part of the Series D at a price per share of $25, payable in cash, plus all accrued and unpaid dividends, provided that the current market price of our common stock was at least equal to the conversion price, initially set at $16.25 per share.
      In 2004, United Dominion exercised its right to redeem the remaining 2 million shares of Series D that were outstanding. Upon receipt of our redemption notice, the shares to be redeemed were converted by the holder into 3,076,769 shares of common stock at a price of $16.25 per share. In 2003, we exercised our right to redeem 6 million shares of our Series D. Upon receipt of our redemption notice, the 6 million shares to be redeemed were converted by the holder into 9,230,923 shares of common stock at a price of $16.25 per share. As a result, United Dominion recognized $5.7 million and $19.3 million in premium on preferred stock conversions in 2004 and 2003, respectively. The premium amount recognized to convert

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
these shares represents the cumulative accretion to date between the conversion value of the preferred stock and the value at which it was recorded at the time of issuance.
      Distributions declared on the Series D in 2004 were $2.09 per share or $0.5223 per quarter. The Series D was not listed on an exchange. At December 31, 2004, there were no outstanding shares of the Series D.
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
      In 2004, Series E holders converted a total of 621,405 shares of Series E into 621,405 shares of our common stock.
      Distributions declared on the Series E in 2004 were $1.33 per share or $0.3322 per quarter. The Series E is not listed on any exchange. At December 31, 2004, a total of 2,803,812 shares of the Series E were outstanding.
Officers’ Stock Purchase and Loan Plan
      United Dominion’s notes receivable from certain officers matured in June 2004 and were satisfied in accordance with their terms. The purpose of the loans was for the borrowers to purchase shares of United Dominion’s common stock pursuant to United Dominion’s 1991 Stock Purchase and Loan Plan. The loans were evidenced by promissory notes between the borrowers and United Dominion and secured by a pledge of the shares of common stock.
      In addition, United Dominion had entered into a Servicing and Purchase Agreement (the “Servicing Agreement”) with SunTrust Bank (the “Bank”) whereby United Dominion acted as servicing agent for and to purchase certain loans made by the Bank to officers and directors of United Dominion (the “Borrowers”) to finance the purchase of shares of United Dominion’s common stock. The loans were evidenced by promissory notes (“Notes”) between each Borrower and the Bank. The Servicing Agreement provided that the Bank could require United Dominion to purchase the Notes upon an event of default by the Borrower or United Dominion under the Servicing Agreement and at certain other times during the term of the Servicing Agreement. All of the Notes matured in June 2004 and were satisfied in accordance with their terms.
Dividend Reinvestment and Stock Purchase Plan
      United Dominion’s Dividend Reinvestment and Stock Purchase Plan (the “Stock Purchase Plan”) allows common and preferred stockholders the opportunity to purchase, through the reinvestment of cash dividends, additional shares of United Dominion’s common stock. As of December 31, 2004, 9,793,191 shares of common stock had been issued under the Stock Purchase Plan. Shares in the amount of 4,206,809 were reserved for further issuance under the Stock Purchase Plan as of December 31, 2004. During 2004, 111,941 shares were issued under the Stock Purchase Plan for a total consideration of approximately $2.2 million.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Stock Awards
      United Dominion’s 1999 Long-Term Incentive Plan (“LTIP”) authorizes the grant of restricted stock awards to employees, officers, consultants, and directors of United Dominion. Deferred compensation expense is recorded over the vesting period and is based upon the value of the common stock on the date of issuance. As of December 31, 2004, 682,460 shares of restricted stock have been issued under the LTIP.
Shareholder Rights Plan
      United Dominion’s 1998 Shareholder Rights Plan is intended to protect long-term interests of stockholders in the event of an unsolicited, coercive or unfair attempt to take over United Dominion. The plan authorized a dividend of one Preferred Share Purchase Right (the “Rights”) on each share of common stock outstanding. Each Right, which is not currently exercisable, will entitle the holder to purchase 1/1000 of a share of a new series of United Dominion’s preferred stock, to be designated as Series C Junior Participating Cumulative Preferred Stock, at a price to be determined upon the occurrence of the event, and for which the holder must be paid $45 should the takeover occur. Under the Plan, the rights will be exercisable if a person or group acquires more than 15% of United Dominion’s common stock or announces a tender offer that would result in the ownership of 15% of United Dominion’s common stock.

7.	FINANCIAL INSTRUMENTS
      The following estimated fair values of financial instruments were determined by United Dominion using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts United Dominion would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts and estimated fair value of United Dominion’s financial instruments as of December 31, 2004 and 2003, are summarized as follows (dollars in thousands):

	2004		2003

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Secured debt	$1,197,924	$1,228,953	$1,018,028	$1,063,415
Unsecured debt	1,682,058	1,654,760	1,114,009	1,162,910
Interest rate swap agreements	n/a	n/a	(1,633)	(1,633)
      The following methods and assumptions were used by United Dominion in estimating fair values.
Cash equivalents
      The carrying amount of cash equivalents approximates fair value.
Notes receivable
      In April 2004, United Dominion received a promissory note in the principal amount of $75.6 million that matured in December 2004. The note was received in connection with the sale of a portfolio of properties. In August 2003, United Dominion received a promissory note in the principal amount of $8 million that was due September 2006. The note was secured by a second lien on a property that United Dominion managed and had an option to purchase. As of December 31, 2004, United Dominion had received all proceeds on this note. In June 2003, United Dominion received a promissory note in the

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
principal amount of $5 million that is due October 2011. The note was received in connection with one of our acquisitions and bears interest of 9.0% that is payable in annual installments. The carrying amount of the note receivable approximates fair value.
Secured and unsecured debt
      Estimated fair value is based on mortgage rates, tax-exempt bond rates, and corporate unsecured debt rates believed to be available to United Dominion for the issuance of debt with similar terms and remaining lives. The carrying amount of United Dominion’s variable rate secured debt approximates fair value as of December 31, 2004 and 2003. The carrying amounts of United Dominion’s borrowings under variable rate unsecured debt arrangements, short-term revolving credit agreements, and lines of credit approximate their fair values as of December 31, 2004 and 2003.
Derivative financial instruments
      At December 31, 2004, United Dominion has no derivative financial instruments reported on its Consolidated Balance Sheet.
      For the years ended December 31, 2004, 2003, and 2002, United Dominion recognized $1.9 million, $8.1 million, and $4.9 million, respectively, of unrealized gains in comprehensive income. For the year ended December 31, 2004, United Dominion recognized a loss of $0.2 million in net income related to the ineffective portion of United Dominion’s hedging instruments. For the years ended December 31, 2003 and 2002, United Dominion recognized $0.3 million and $0.05 million in realized gains, respectively, in net income related to the ineffective portion of United Dominions hedging instruments. In addition, United Dominion recognized $1.6 million of derivative financial instrument liabilities on the Consolidated Balance Sheets within the line item “Accounts payable, accrued expenses, and other liabilities” for the year ended December 31, 2003.

8.	EMPLOYEE BENEFIT PLANS
Profit Sharing Plan
      The United Dominion Realty Trust, Inc. Profit Sharing Plan (the “Plan”) is a defined contribution plan covering all eligible full-time employees. Under the Plan, United Dominion makes discretionary profit sharing and matching contributions to the Plan as determined by the Compensation Committee of the Board of Directors. Aggregate provisions for contributions, both matching and discretionary, which are included in United Dominion’s Consolidated Statements of Operations for the three years ended December 31, 2004, 2003, and 2002 were $0.6 million, $0.3 million, and $0.4 million, respectively.
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

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Pro forma information regarding net income and earnings per share is required for periods prior to the adoption of the fair-value-based accounting method by FASB Statement No. 123 “Accounting for Stock-Based Compensation” (FAS 123), and has been determined as if United Dominion had accounted for its employee stock options under the fair value method of accounting as defined in FAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2002:

2002

Risk free interest rate	4.1%
Dividend yield	7.7%
Volatility factor	0.177
Weighted average expected life (years)	4
      There were no options granted during 2004 or 2003. The weighted average fair value of options granted during 2002 was $0.84 per option.
      The following table illustrates the unaudited effect on net income available to common stockholders and earnings per share if the fair value based method had been applied to all outstanding and unvested share options for the years presented (dollars in thousands):

	2003	2002

Reported net income available to common stockholders	$24,807	$25,805
Compensation expense for stock options determined under the fair value based method	(292)	(380)

Pro forma net income available to common stockholders	$24,515	$25,425

Earnings per common share — basic
As reported	$0.22	$0.24
Pro forma	0.21	0.24
Earnings per common share — diluted
As reported	$0.22	$0.24
Pro forma	0.21	0.24
      Compensation expense related to restricted stock awards is not presented in the table above because the expense amount is the same under APB No. 25 and Statement 123 and, therefore, is already reflected in net income.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of United Dominion’s stock option activity during the three years ended December 31, 2004 is provided in the following table:

	Number	Weighted Average	Range of
	Outstanding	Exercise Price	Exercise Prices

Balance, December 31, 2001	4,612,372	$11.90	$9.63-$15.38
Granted	143,548	14.26	14.15-14.88
Exercised	(1,000,592)	11.68	9.63-15.38
Forfeited	(87,999)	11.04	9.63-15.25

Balance, December 31, 2002	3,667,329	$12.01	$9.63-$15.38
Granted	—	—	—
Exercised	(1,106,142)	12.41	9.63-15.38
Forfeited	(25,000)	9.65	9.63-9.88

Balance, December 31, 2003	2,536,187	$11.88	$9.63-$15.38
Granted	—	—	—
Exercised	(562,064)	11.90	9.63-15.25
Forfeited	(13,500)	12.02	10.88-13.96

Balance, December 31, 2004	1,960,623	$11.88	$9.63-$15.38

Exercisable at December 31,
2002	2,793,811	$11.97	$9.63-$15.38
2003	2,207,685	11.77	9.63-15.38
2004	1,938,343	11.84	9.63-15.38
      The weighted average remaining contractual life on all options outstanding is 5.0 years. 780,677 of share options had exercise prices between $9.63 and $10.88, 689,129 of share options had exercise prices between $11.15 and $12.23, and 490,817 of share options had exercise prices between $13.76 and $15.38.
      As of December 31, 2004 and 2003, stock-based awards for 2,890,251 and 3,028,920 shares of common stock, respectively, were available for future grants under the 1999 LTIP’s existing authorization.

9.	COMMITMENTS AND CONTINGENCIES
Commitments

Real Estate Under Development
      United Dominion is committed to completing its real estate currently under development, which has an estimated cost to complete of $64.0 million as of December 31, 2004.

Land and Other Leases
      United Dominion is party to several ground leases relating to operating communities. In addition, United Dominion is party to various other operating leases related to the operation of its regional offices. Future minimum lease payments for non-cancelable land and other leases as of December 31, 2004 are as follows (dollars in thousands):

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Ground	Operating
	Leases	Leases

2005	$1,060	$649
2006	1,060	320
2007	1,060	65
2008	1,060	4
2009	1,064	—
Thereafter	22,303	—

Total	$27,607	$1,038

      United Dominion incurred $1.9 million of rent expense for each of the years ended December 31, 2004 and 2003. United Dominion incurred $2.0 million of rent expense for the year ended December 31, 2002.
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

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Litigation and Legal Matters
      United Dominion is subject to various legal proceedings and claims arising in the ordinary course of business. United Dominion cannot determine the ultimate liability with respect to such legal proceedings and claims at this time. United Dominion believes that such liability, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on our financial condition, results of operations or cash flow.

10.	INDUSTRY SEGMENTS
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
      There are no tenants that contributed 10% or more of United Dominion’s total revenues during 2004, 2003, or 2002.

11.	UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA
      Summarized consolidated quarterly financial data for the year ended December 31, 2004, with restated amounts that reflect discontinued operations as of December 31, 2004, is as follows (dollars in thousands, except per share amounts):

	Three Months Ended

	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated
	March 31(a)	March 31(a)	June 30(a)	June 30(a)	September 30(a)	September 30(a)	December 31(a)

Rental income(b)	$154,874	$143,282	$156,754	$146,965	$155,136	$150,191	$163,832
Income before minority interests and discontinued operations	13,744	9,914	15,016	11,534	6,712	5,160	5,838
Gain on sale of land and depreciable property	1,205	1,205	13,814	13,814	20,220	20,220	17,664
Income from discontinued operations, net of minority interests	2,092	5,685	14,067	17,338	21,146	22,615	19,693
Net income available to common stockholders	8,665	8,665	21,855	21,855	21,160	21,160	20,212
Earnings per common share:
Basic	$0.07	$0.07	$0.17	$0.17	$0.17	$0.17	$0.15
Diluted	0.07	0.07	0.17	0.17	0.17	0.17	0.15

(a)	The first, second, and third quarters of 2004 each include $1.6 million of expense for premiums paid for the conversion of shares of Series D preferred stock into common stock. The fourth quarter of

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004 includes $1.0 million of expense for premiums paid for the conversion of shares of Series D preferred stock into common stock.

(b)	Represents rental income from continuing operations.
      Summarized consolidated quarterly financial data for the year ended December 31, 2003, with restated amounts that reflect discontinued operations as of December 31, 2004, is as follows (dollars in thousands, except per share amounts):

	Three Months Ended

	Previously		Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
	March 31	March 31	June 30(a)	June 30(a)	September 30(a)	September 30(a)	December 31(a)	December 31(a)

Rental income(b)	$137,914	$133,052	$138,983	$134,085	$141,863	$137,025	$143,617	$138,732
Income before minority interests and discontinued operations	7,878	6,392	11,288	9,722	9,748	8,415	9,967	8,560
Gain/(loss) on sale of land and depreciable property	1,045	1,045	(112)	(112)	7,215	7,215	7,793	7,793
Income from discontinued operations, net of minority interests	5,991	7,383	4,277	5,743	10,793	12,042	10,571	11,887
Net income available to common stockholders	6,494	6,494	2,702	2,702	1,242	1,242	14,369	14,369
Earnings per common share:
Basic	$0.06	$0.06	$0.02	$0.02	$0.01	$0.01	$0.13	$0.13
Diluted	0.06	0.06	0.02	0.02	0.01	0.01	0.12	0.13

(a)	The second, third, and fourth quarters of 2003 include $6.3 million, $12.1 million, and $0.9 million of expense, respectively, for premiums paid for the conversion of shares of Series D preferred stock into common stock.

(b)	Represents rental income from continuing operations.
12. SUBSEQUENT EVENTS
      On December 16, 2004, eBay announced that it had agreed to acquire privately held Rent.com, a leading Internet listing web site in the apartment and rental housing industry, for approximately $415 million plus acquisition costs, net of Rent.com’s cash on hand. United Dominion owns shares in Rent.com. On February 23, 2005, eBay announced that it had completed the transaction. As a result, United Dominion received cash proceeds and recorded a one-time pre-tax gain of $12.3 million on the sale.

UNITED DOMINION REALTY TRUST, INC.
SCHEDULE III — REAL ESTATE OWNED
FOR THE YEAR ENDED DECEMBER 31, 2004
(in thousands)

					Cost of
					Improvements	Gross Amount at Which
		Initial Costs			Capitalized	Carried at Close of Period
				Total	Subsequent
		Land and	Buildings	Initial	to Acquisition	Land and	Buildings	Total	Accumulated
		Land	and	Acquisition	(Net of	Land	and	Carrying	Depreciation	Date of
	Encumbrances	Improvements	Improvements	Costs	Disposals)	Improvements	Improvements	Value(A)	(B)	Construction	Date Acquired

Pine Avenue	$11,191	$2,158	$8,888	$11,046	$3,990	$2,855	$12,181	$15,036	$2,364	1987	12/07/98
Grand Terrace	—	2,144	6,595	8,739	1,386	2,248	7,877	10,125	1,977	1986	06/30/99
Windemere at Sycamore Highland	—	5,810	23,450	29,260	312	5,812	23,760	29,572	3,043	2001	11/21/02
Harbor Greens	—	20,477	28,538	49,015	5,313	20,476	33,852	54,328	2,792	1965	06/12/03
Pine Brook Village	18,270	2,582	25,504	28,086	2,268	2,582	27,772	30,354	2,370	1979	06/12/03
Windjammer	19,145	7,345	22,623	29,968	3,192	7,345	25,815	33,160	2,116	1971	06/12/03
Huntington Vista	—	8,056	22,486	30,542	2,284	8,055	24,771	32,826	2,095	1970	06/12/03
Pacific Palms	—	12,285	6,181	18,466	535	12,304	6,697	19,001	618	1962	07/31/03
Missions at Back Bay	—	229	14,129	14,358	113	10,619	3,852	14,471	267	1969	12/16/03
Presidio at Rancho Del Oro	13,325	9,164	22,695	31,859	359	9,184	23,034	32,218	720	1987	06/25/04
Coronado at Newport — North	56,481	62,516	46,082	108,598	1,461	62,516	47,543	110,059	521	1968	10/28/04
Huntington Villas	—	61,535	18,017	79,552	123	61,537	18,138	79,675	298	1972	09/30/04
Villa Venetia	—	70,825	24,179	95,004	87	70,825	24,266	95,091	278	1972	10/28/04
The Crest	61,350	21,954	67,809	89,763	(27)	21,954	67,782	89,736	1,010	1989	09/30/04
Vista Del Rey	—	10,671	7,080	17,751	75	10,671	7,155	17,826	112	1969	09/30/04
Foxborough	—	12,071	6,187	18,258	88	12,075	6,271	18,346	99	1969	09/30/04
Villas at Carlsbad	9,653	6,517	10,717	17,234	276	6,517	10,993	17,510	116	1966	10/28/04
Rosebeach	—	8,414	17,449	25,863	88	8,414	17,537	25,951	264	1970	09/30/04
The Villas at San Dimas	13,084	8,181	16,735	24,916	113	8,181	16,848	25,029	181	1981	10/28/04
The Villas at Bonita	8,324	4,498	11,699	16,197	86	4,498	11,785	16,283	127	1981	10/28/04
Ocean Villa	10,089	5,135	12,788	17,923	346	5,135	13,134	18,269	139	1965	10/28/04
Waterstone at Murrieta	—	10,598	34,703	45,301	151	10,598	34,854	45,452	345	1990	11/02/04
Summit at Mission Bay	—	22,599	17,181	39,780	136	22,599	17,317	39,916	180	1953	11/01/04
The Arboretum	23,236	29,562	14,146	43,708	700	29,562	14,846	44,408	163	1970	10/28/04
Rancho Vallecitos	—	3,303	10,877	14,180	1,771	3,420	12,531	15,951	4,450	1988	10/13/99
Southern California	244,148	408,629	496,738	905,367	25,226	419,982	510,611	930,593	26,645

UNITED DOMINION REALTY TRUST, INC.
SCHEDULE III — REAL ESTATE OWNED — (Continued)
					Cost of
					Improvements	Gross Amount at Which
		Initial Costs			Capitalized	Carried at Close of Period
				Total	Subsequent
		Land and	Buildings	Initial	to Acquisition	Land and	Buildings	Total	Accumulated
		Land	and	Acquisition	(Net of	Land	and	Carrying	Depreciation	Date of
	Encumbrances	Improvements	Improvements	Costs	Disposals)	Improvements	Improvements	Value(A)	(B)	Construction	Date Acquired

Bay Cove	—	2,929	6,578	9,507	5,639	3,528	11,618	15,146	5,982	1972	12/16/92
Summit West	—	2,176	4,710	6,886	4,115	2,530	8,471	11,001	4,395	1972	12/16/92
Pinebrook	—	1,780	2,458	4,238	3,907	2,037	6,108	8,145	3,811	1977	09/28/93
Lakewood Place	9,856	1,395	10,647	12,042	2,206	1,650	12,598	14,248	4,996	1986	03/10/94
Hunter’s Ridge	10,312	2,462	10,942	13,404	2,625	3,016	13,013	16,029	5,010	1992	06/30/95
Bay Meadow	—	2,892	9,254	12,146	3,616	3,459	12,303	15,762	4,398	1985	12/09/96
Cambridge	—	1,791	7,166	8,957	2,016	2,127	8,846	10,973	3,011	1985	06/06/97
Laurel Oaks	—	1,362	6,542	7,904	1,926	1,614	8,216	9,830	2,686	1986	07/01/97
Parker’s Landing	—	10,178	37,869	48,047	3,743	9,381	42,409	51,790	9,455	1991	12/07/98
Sugar Mill Creek	7,633	2,242	7,553	9,795	1,307	2,391	8,711	11,102	2,090	1988	12/07/98
Inlet Bay	—	7,702	23,150	30,852	2,283	7,729	25,406	33,135	2,401	1988/89	06/30/03
MacAlpine Place	32,474	10,869	36,858	47,727	56	10,869	36,914	47,783	193	2001	12/01/04
Tampa, FL	60,275	47,778	163,727	211,505	33,439	50,331	194,613	244,944	48,428
Woodtrail	—	1,543	5,457	7,000	2,871	1,766	8,105	9,871	3,435	1978	12/31/96
Green Oaks	—	5,314	19,626	24,940	4,179	6,079	23,040	29,119	7,314	1985	06/25/97
Sky Hawk	—	2,298	7,158	9,456	2,371	2,753	9,074	11,827	3,458	1984	05/08/97
South Grand at Pecan Grove	5,812	4,058	14,756	18,814	6,438	4,954	20,298	25,252	6,665	1985	09/26/97
Braesridge	9,985	3,048	10,962	14,010	2,826	3,524	13,312	16,836	4,285	1982	09/26/97
Skylar Pointe	—	3,604	11,592	15,196	4,931	3,751	16,376	20,127	5,902	1979	11/20/97
Stone Canyon	—	900	—	900	9,513	1,328	9,085	10,413	2,447	1998	12/17/97
Chelsea Park	4,741	1,991	5,788	7,779	2,422	2,457	7,744	10,201	2,612	1983	03/27/98
Country Club Place	3,918	499	6,520	7,019	1,458	680	7,797	8,477	2,286	1985	03/27/98
Arbor Ridge	1,290	1,689	6,684	8,373	929	2,112	7,190	9,302	2,379	1983	03/27/98
London Park	1,918	2,018	6,668	8,686	2,402	2,522	8,566	11,088	2,961	1983	03/27/98
Marymont	—	1,151	4,155	5,306	1,185	1,184	5,307	6,491	1,377	1983	03/27/98
Riviera Pines	1,718	1,414	6,454	7,868	1,720	1,486	8,102	9,588	1,871	1979	03/27/98
Towne Lake	—	1,334	5,309	6,643	1,842	1,654	6,831	8,485	2,296	1984	03/27/98
The Legend at Park 10	—	1,995	—	1,995	11,850	3,927	9,918	13,845	4,236	1998	05/19/98
The Bradford	—	1,151	40,272	41,423	2,553	6,616	37,360	43,976	2,651	1990/91	11/20/03
Houston, TX	29,382	34,007	151,401	185,408	59,490	46,793	198,105	244,898	56,175
Foothills Tennis Village	13,735	3,618	14,542	18,160	1,396	3,746	15,810	19,556	3,480	1988	12/07/98
Woodlake Village	26,811	6,772	26,967	33,739	2,985	7,026	29,698	36,724	6,928	1979	12/07/98
2000 Post Street	—	9,861	44,578	54,439	1,088	9,964	45,563	55,527	7,599	1987	12/07/98
Birch Creek	7,584	4,365	16,696	21,061	3,081	4,632	19,510	24,142	4,067	1968	12/07/98
Highlands of Marin	—	5,996	24,868	30,864	1,054	6,090	25,828	31,918	5,064	1991	12/07/98
Marina Playa	12,842	6,224	23,916	30,140	3,899	6,489	27,550	34,039	5,913	1971	12/07/98
Crossroads	10,066	4,812	10,170	14,982	116	4,812	10,286	15,098	267	1986	7/28/04
Northern California	71,038	41,648	161,737	203,385	13,619	42,759	174,245	217,004	33,318

UNITED DOMINION REALTY TRUST, INC.
SCHEDULE III — REAL ESTATE OWNED — (Continued)
					Cost of
					Improvements	Gross Amount at Which
		Initial Costs			Capitalized	Carried at Close of Period
				Total	Subsequent
		Land and	Buildings	Initial	to Acquisition	Land and	Buildings	Total	Accumulated
		Land	and	Acquisition	(Net of	Land	and	Carrying	Depreciation	Date of
	Encumbrances	Improvements	Improvements	Costs	Disposals)	Improvements	Improvements	Value(A)	(B)	Construction	Date Acquired

Fisherman’s Village	—	2,387	7,459	9,846	4,236	3,175	10,907	14,082	5,033	1984	12/29/95
Seabrook	—	1,846	4,155	6,001	3,930	2,335	7,596	9,931	3,736	1984	02/20/96
Dover Village	—	2,895	6,456	9,351	4,511	3,459	10,403	13,862	5,732	1981	03/31/93
Lakeside North	—	1,533	11,076	12,609	5,406	2,284	15,731	18,015	7,233	1984	04/14/94
Regatta Shore	—	757	6,607	7,364	7,629	1,552	13,441	14,993	5,642	1988	06/30/94
Alafaya Woods	8,951	1,653	9,042	10,695	2,689	2,134	11,250	13,384	4,997	1988/90	10/21/94
Vinyards	8,115	1,840	11,572	13,412	3,894	2,500	14,806	17,306	6,595	1984/86	10/31/94
Andover Place	13,035	3,692	7,757	11,449	3,852	4,518	10,783	15,301	5,014	1988	09/29/95 & 09/30/96
Los Altos	12,135	2,804	12,349	15,153	3,383	3,375	15,161	18,536	5,402	1990	10/31/96
Lotus Landing	—	2,185	8,639	10,824	2,277	2,419	10,682	13,101	3,351	1985	07/01/97
Seville on the Green	—	1,282	6,498	7,780	2,642	1,544	8,878	10,422	2,740	1986	10/21/97
Arbors at Lee Vista	13,394	3,976	16,920	20,896	2,571	4,412	19,055	23,467	5,238	1991	12/31/97
Heron Lake	2,534	1,446	9,288	10,734	1,750	1,623	10,861	12,484	3,077	1989	03/27/98
Ashton at Waterford	13,986	3,872	17,538	21,410	427	3,912	17,925	21,837	5,937	2000	5/28/98
Orlando, FL	72,150	32,168	135,356	167,524	49,197	39,242	177,479	216,721	69,727
Dominion Middle Ridge	17,769	3,312	13,283	16,595	2,636	3,495	15,736	19,231	4,843	1990	06/25/96
Dominion Lake Ridge	12,922	2,366	8,386	10,752	1,636	2,548	9,840	12,388	3,419	1987	02/23/96
Presidential Greens	19,492	11,238	18,790	30,028	1,285	11,342	19,971	31,313	3,220	1938	05/15/02
Taylor Place	—	6,418	13,411	19,829	3,716	6,559	16,986	23,545	2,730	1962	04/17/02
Ridgewood Apartments	12,215	5,612	20,086	25,698	2,591	5,682	22,607	28,289	3,123	1988	08/26/02
Ridgewood Townhomes	14,946	4,507	16,263	20,770	758	4,510	17,018	21,528	2,349	1983	08/26/02
The Calvert	4,714	263	11,112	11,375	1,157	2,330	10,202	12,532	715	1962	11/26/03
Commons at Town Square	—	136	10,012	10,148	574	9,154	1,568	10,722	133	1971	12/03/03
Waterside Towers	—	874	46,426	47,300	1,719	34,673	14,346	49,019	1,018	1971	12/03/03
Waterside Townhomes	—	129	4,621	4,750	294	3,638	1,406	5,044	100	1971	12/03/03
Metropolitan DC	82,058	34,855	162,390	197,245	16,366	83,931	129,680	213,611	21,650
Dominion on Spring Forest	—	1,257	8,586	9,843	4,846	1,737	12,952	14,689	7,375	1978/81	05/21/91
Dominion Park Green	—	500	4,322	4,822	2,198	720	6,300	7,020	3,294	1987	09/27/91
Dominion on Lake Lynn	16,250	3,622	12,405	16,027	5,078	4,289	16,816	21,105	6,583	1986	12/01/92
Dominion Courtney Place	7,105	1,115	5,119	6,234	4,027	1,475	8,786	10,261	4,341	1979/81	07/08/93
Dominion Walnut Ridge	10,148	1,791	11,969	13,760	3,086	2,205	14,641	16,846	5,950	1982/84	03/04/94
Dominion Walnut Creek	16,055	3,170	21,717	24,887	5,617	3,778	26,726	30,504	10,332	1985/86	05/17/94
Dominion Ramsgate	—	908	6,819	7,727	1,704	1,051	8,380	9,431	2,697	1988	08/15/96
Copper Mill	—	1,548	16,067	17,615	1,413	1,853	17,175	19,028	4,834	1997	12/31/96
Trinity Park	10,585	4,580	17,576	22,156	1,864	4,655	19,365	24,020	5,420	1987	02/28/97
Meadows at Kildaire	15,973	2,846	20,768	23,614	2,022	6,921	18,715	25,636	5,201	2000	05/25/00
Oaks at Weston	—	9,944	23,306	33,250	622	10,196	23,676	33,872	3,963	2001	06/28/02
Raleigh, NC	76,116	31,281	148,654	179,935	32,477	38,880	173,532	212,412	59,990

UNITED DOMINION REALTY TRUST, INC.
SCHEDULE III — REAL ESTATE OWNED — (Continued)
					Cost of
					Improvements	Gross Amount at Which
		Initial Costs			Capitalized	Carried at Close of Period
				Total	Subsequent
		Land and	Buildings	Initial	to Acquisition	Land and	Buildings	Total	Accumulated
		Land	and	Acquisition	(Net of	Land	and	Carrying	Depreciation	Date of
	Encumbrances	Improvements	Improvements	Costs	Disposals)	Improvements	Improvements	Value(A)	(B)	Construction	Date Acquired

Preston Oaks	—	1,784	6,416	8,200	1,340	1,975	7,565	9,540	2,376	1980	12/31/96
Rock Creek	—	4,077	15,823	19,900	5,521	4,672	20,749	25,421	7,431	1979	12/31/96
Windridge	—	3,414	14,027	17,441	4,183	4,095	17,529	21,624	6,043	1980	12/31/96
Lakeridge	—	1,631	5,669	7,300	1,476	1,858	6,918	8,776	2,474	1984	12/31/96
Summergate	—	1,171	3,929	5,100	1,072	1,433	4,739	6,172	1,712	1984	12/31/96
Kelly Crossing	—	2,497	9,156	11,653	2,134	2,999	10,788	13,787	3,509	1984	06/18/97
Highlands of Preston	—	2,151	8,168	10,319	2,310	2,507	10,122	12,629	3,086	1985	03/27/98
The Summit	6,443	1,932	9,041	10,973	2,171	2,346	10,798	13,144	3,176	1983	03/27/98
Springfield	1,480	3,075	6,823	9,898	1,459	3,285	8,072	11,357	2,496	1985	03/27/98
Meridian	26,607	6,013	29,094	35,107	1,309	6,397	30,019	36,416	6,223	2000/02	1/27/98 & 12/28/01
Lincoln Towne Square	28,000	7,541	31,318	38,859	302	7,541	31,620	39,161	1,610	1999	03/12/04
Dallas, TX	62,530	35,286	139,464	174,750	23,277	39,108	158,919	198,027	40,136
Gatewater Landing	—	2,078	6,085	8,163	2,868	2,236	8,795	11,031	3,811	1970	12/16/92
Dominion Kings Place	—	1,565	7,007	8,572	1,677	1,667	8,582	10,249	3,489	1983	12/29/92
Dominion at Eden Brook	—	2,361	9,384	11,745	2,523	2,491	11,777	14,268	4,799	1984	12/29/92
Dominion Great Oaks	13,286	2,920	9,100	12,020	4,619	4,304	12,335	16,639	5,803	1974	07/01/94
Dominion Constant Friendship	—	903	4,669	5,572	1,257	1,075	5,754	6,829	2,142	1990	05/04/95
Lakeside Mill	4,550	2,666	10,109	12,775	1,034	2,704	11,105	13,809	4,008	1989	12/10/99
Tamar Meadow	—	4,145	17,149	21,294	1,358	4,180	18,472	22,652	2,301	1990	11/22/02
Calvert’s Walk	—	4,408	24,576	28,984	487	4,425	25,046	29,471	1,135	1988	03/30/04
Arborview	—	4,653	23,834	28,487	502	4,670	24,319	28,989	1,117	1992	03/30/04
Liriope	—	1,620	6,753	8,373	86	1,622	6,837	8,459	319	1997	03/30/04
Baltimore, MD	17,836	27,319	118,666	145,985	16,411	29,374	133,022	162,396	28,924
Sycamore Ridge	4,243	4,068	15,433	19,501	2,610	4,291	17,820	22,111	4,080	1997	07/02/98
Heritage Green	—	2,990	11,392	14,382	9,744	3,135	20,991	24,126	5,266	1998	07/02/98
Alexander Court	13,771	1,573	—	1,573	21,665	6,239	16,999	23,238	6,191	1999	07/02/98
Governour’s Square	27,850	7,513	28,695	36,208	4,860	8,025	33,043	41,068	7,932	1967	12/07/98
Hickory Creek	—	3,421	13,539	16,960	2,469	3,639	15,790	19,429	3,647	1988	12/07/98
Britton Woods	—	3,477	19,214	22,691	2,831	4,104	21,418	25,522	6,374	1991	04/20/01
Columbus, OH	45,864	23,042	88,273	111,315	44,179	29,433	126,061	155,494	33,490
Legacy Hill	—	1,148	5,868	7,016	3,663	1,477	9,202	10,679	4,072	1977	11/06/95
Hickory Run	—	1,469	11,584	13,053	2,916	1,867	14,102	15,969	4,927	1989	12/29/95
Carrington Hills	23,427	2,117	—	2,117	25,280	3,863	23,534	27,397	6,909	1999	12/06/95
Brookridge	—	707	5,461	6,168	1,835	943	7,060	8,003	2,661	1986	03/28/96
Club at Hickory Hollow	—	2,140	15,231	17,371	2,746	2,782	17,335	20,117	5,650	1987	02/21/97
Breckenridge	—	766	7,714	8,480	1,111	979	8,612	9,591	2,679	1986	03/27/97
Williamsburg	—	1,376	10,931	12,307	1,881	1,645	12,543	14,188	3,636	1986	05/20/98
Colonnade	15,872	1,460	16,015	17,475	865	1,640	16,700	18,340	3,865	1998	01/07/99
The Preserve at Brentwood	—	3,182	24,675	27,857	171	3,182	24,846	28,028	917	1998	06/01/04
Nashville, TN	39,299	14,365	97,479	111,844	40,468	18,378	133,934	152,312	35,316

UNITED DOMINION REALTY TRUST, INC.
SCHEDULE III — REAL ESTATE OWNED — (Continued)
					Cost of
					Improvements	Gross Amount at Which
		Initial Costs			Capitalized	Carried at Close of Period
				Total	Subsequent
		Land and	Buildings	Initial	to Acquisition	Land and	Buildings	Total	Accumulated
		Land	and	Acquisition	(Net of	Land	and	Carrying	Depreciation	Date of
	Encumbrances	Improvements	Improvements	Costs	Disposals)	Improvements	Improvements	Value(A)	(B)	Construction	Date Acquired

Dominion Olde West	—	1,965	12,204	14,169	4,017	2,410	15,776	18,186	8,390	1978/82/84/85/87	12/31/84 & 8/27/91
Dominion Creekwood	—	—	—	—	2,044	55	1,989	2,044	598	1984	08/27/91
Dominion Laurel Springs	—	464	3,120	3,584	2,096	665	5,015	5,680	2,527	1972	09/06/91
Dominion English Hills	15,409	1,979	11,524	13,503	6,911	2,871	17,543	20,414	9,351	1969/76	12/06/91
Dominion Gayton Crossing	10,400	826	5,148	5,974	6,740	1,366	11,348	12,714	7,098	1973	09/28/95
Dominion West End	16,897	2,059	15,049	17,108	4,303	2,824	18,587	21,411	6,717	1989	12/28/95
Courthouse Green	7,866	732	4,702	5,434	2,850	1,157	7,127	8,284	4,618	1974/78	12/31/84
Waterside at Ironbridge	11,635	1,844	13,239	15,083	1,688	2,044	14,727	16,771	3,845	1987	09/30/97
Carriage Homes at Wyndham	—	474	30,807	31,281	711	3,654	28,338	31,992	1,890	1998	11/25/03
Richmond, VA	62,207	10,343	95,793	106,136	31,360	17,046	120,450	137,496	45,034
Dominion Peppertree	—	1,546	7,699	9,245	2,220	1,815	9,650	11,465	4,408	1987	12/14/93
Dominion Harris Pond	—	887	6,728	7,615	1,896	1,286	8,225	9,511	3,293	1987	07/01/94
Dominion Mallard Creek	—	699	6,488	7,187	1,153	719	7,621	8,340	2,743	1989	08/16/94
Dominion at Sharon	—	667	4,856	5,523	1,374	917	5,980	6,897	2,150	1984	08/15/96
Providence Court	—	—	22,048	22,048	10,176	7,580	24,644	32,224	7,962	1997	09/30/97
Stoney Pointe	11,784	1,500	15,856	17,356	1,882	1,777	17,461	19,238	5,258	1991	02/28/97
Dominion Crown Point	—	2,122	22,339	24,461	2,960	3,952	23,469	27,421	9,610	1987/00	07/01/94
Dominion Crossing	—	1,666	4,774	6,440	163	1,666	4,937	6,603	108	1985	08/31/04
Dominion Norcroft	—	1,969	13,051	15,020	71	1,969	13,122	15,091	277	1991/97	08/31/04
Charlotte, NC	11,784	11,056	103,839	114,895	21,895	21,681	115,109	136,790	35,809
Boronda Manor	—	1,946	8,982	10,928	6,425	3,000	14,353	17,353	2,272	1979	12/07/98
Garden Court	—	888	4,188	5,076	2,947	1,368	6,655	8,023	1,095	1973	12/07/98
Cambridge Court	—	3,039	12,883	15,922	9,895	4,706	21,111	25,817	3,481	1974	12/07/98
Laurel Tree	—	1,304	5,115	6,419	4,249	1,992	8,676	10,668	1,401	1977	12/07/98
The Pointe at Harden Ranch	—	6,389	23,854	30,243	17,290	9,368	38,165	47,533	5,925	1986	12/07/98
The Pointe at Northridge	—	2,044	8,029	10,073	6,471	3,108	13,436	16,544	2,112	1979	12/07/98
The Pointe at Westlake	—	1,329	5,334	6,663	4,064	2,016	8,711	10,727	1,384	1975	12/07/98
Monterey Peninsula, CA	—	16,939	68,385	85,324	51,341	25,558	111,107	136,665	17,670
Vista Point	—	1,588	5,613	7,201	1,635	1,769	7,067	8,836	2,497	1986	12/31/96
Sierra Palms	—	4,639	17,361	22,000	867	4,764	18,103	22,867	5,140	1996	12/31/96
Finisterra	—	1,274	26,392	27,666	891	1,378	27,179	28,557	6,489	1997	03/27/98
La Privada	16,019	7,303	18,508	25,811	2,619	7,935	20,495	28,430	5,631	1987	03/27/98
Sierra Foothills	13,977	2,728	—	2,728	18,922	4,843	16,807	21,650	7,383	1998	02/18/98
Villagio at McCormick Ranch	1,674	3,333	5,975	9,308	1,045	3,724	6,629	10,353	2,704	1980	01/18/01
Sierra Canyon	—	1,810	12,963	14,773	390	1,827	13,336	15,163	2,674	2001	12/28/01
Phoenix, AZ	31,670	22,675	86,812	109,487	26,369	26,240	109,616	135,856	32,518

UNITED DOMINION REALTY TRUST, INC.
SCHEDULE III — REAL ESTATE OWNED — (Continued)
					Cost of
					Improvements	Gross Amount at Which
		Initial Costs			Capitalized	Carried at Close of Period
				Total	Subsequent
		Land and	Buildings	Initial	to Acquisition	Land and	Buildings	Total	Accumulated
		Land	and	Acquisition	(Net of	Land	and	Carrying	Depreciation	Date of
	Encumbrances	Improvements	Improvements	Costs	Disposals)	Improvements	Improvements	Value(A)	(B)	Construction	Date Acquired

Autumnwood	—	2,412	8,688	11,100	1,747	2,745	10,102	12,847	3,409	1984	12/31/96
Cobblestone	10,137	2,925	10,527	13,452	3,832	3,217	14,067	17,284	4,748	1984	12/31/96
Pavillion	—	4,428	19,033	23,461	2,622	4,787	21,296	26,083	6,490	1979	12/31/96
Summit Ridge	5,756	1,726	6,308	8,034	1,978	2,244	7,768	10,012	2,618	1983	03/27/98
Greenwood Creek	—	1,958	8,551	10,509	2,013	2,312	10,210	12,522	3,115	1984	03/27/98
Derby Park	7,404	3,121	11,765	14,886	2,456	3,804	13,538	17,342	4,295	1984	03/27/98
Aspen Court	2,568	777	4,945	5,722	1,424	1,107	6,039	7,146	1,848	1986	03/27/98
The Cliffs	—	3,484	18,657	22,141	1,632	3,787	19,986	23,773	3,916	1992	01/29/02
Arlington, TX	25,865	20,831	88,474	109,305	17,704	24,003	103,006	127,009	30,439
Beechwood	—	1,409	6,087	7,496	1,769	1,682	7,583	9,265	3,231	1985	12/22/93
Steeplechase	—	3,208	11,514	14,722	13,153	4,036	23,839	27,875	7,136	1990/97	03/07/96
Northwinds	—	1,558	11,736	13,294	1,688	1,846	13,136	14,982	4,282	1989/97	08/15/96
Deerwood Crossings	—	1,540	7,989	9,529	1,831	1,716	9,644	11,360	3,455	1973	08/15/96
Dutch Village	—	1,197	4,826	6,023	1,286	1,312	5,997	7,309	2,231	1970	08/15/96
Lake Brandt	—	1,547	13,490	15,037	1,165	1,835	14,367	16,202	4,692	1995	08/15/96
Park Forest	—	680	5,770	6,450	1,061	885	6,626	7,511	2,066	1987	09/26/96
Deep River Pointe	—	1,671	11,140	12,811	598	1,821	11,588	13,409	3,207	1997	10/01/97
Greensboro, NC	—	12,810	72,552	85,362	22,551	15,133	92,780	107,913	30,300
Arbor Terrace	10,462	1,453	11,995	13,448	959	1,543	12,864	14,407	3,465	1996	03/27/98
Aspen Creek	6,553	1,178	9,116	10,294	521	1,293	9,522	10,815	2,101	1996	12/07/98
Crowne Pointe	7,279	2,486	6,437	8,923	1,656	2,554	8,025	10,579	2,075	1987	12/07/98
Hilltop	5,231	2,174	7,408	9,582	959	2,341	8,200	10,541	1,893	1985	12/07/98
Beaumont	11,249	2,339	12,559	14,898	779	2,418	13,259	15,677	4,483	1996	06/14/00
Stonehaven	—	6,471	29,536	36,007	1,803	6,550	31,260	37,810	4,980	1989/90	05/28/02
Seattle, WA	40,774	16,101	77,051	93,152	6,677	16,699	83,130	99,829	18,997
Greensview	—	6,450	24,405	30,855	2,531	6,062	27,324	33,386	6,657	1987/02	12/07/98
Mountain View	—	6,402	21,569	27,971	2,861	6,381	24,451	30,832	5,891	1973	12/07/98
The Reflections	—	6,305	27,202	33,507	1,454	6,493	28,468	34,961	4,814	1981/96	04/30/02
Denver, CO	—	19,157	73,176	92,333	6,846	18,936	80,243	99,179	17,362
Cape Harbor	—	1,892	18,113	20,005	1,950	2,294	19,661	21,955	6,212	1996	08/15/96
Mill Creek	—	1,404	4,489	5,893	14,352	1,963	18,282	20,245	6,355	1986/98	09/30/91
The Creek	—	418	2,506	2,924	2,396	508	4,812	5,320	2,689	1973	06/30/92
Forest Hills	—	1,028	5,421	6,449	2,964	1,207	8,206	9,413	4,151	1964/69	06/30/92
Clear Run	—	875	8,741	9,616	6,243	1,306	14,553	15,859	5,582	1987/89	07/22/94
Crosswinds	—	1,096	18,230	19,326	1,784	1,243	19,867	21,110	5,862	1990	02/28/97
Wilmington, NC	—	6,713	57,500	64,213	29,689	8,521	85,381	93,902	30,851

UNITED DOMINION REALTY TRUST, INC.
SCHEDULE III — REAL ESTATE OWNED — (Continued)
					Cost of
					Improvements	Gross Amount at Which
		Initial Costs			Capitalized	Carried at Close of Period
				Total	Subsequent
		Land and	Buildings	Initial	to Acquisition	Land and	Buildings	Total	Accumulated
		Land	and	Acquisition	(Net of	Land	and	Carrying	Depreciation	Date of
	Encumbrances	Improvements	Improvements	Costs	Disposals)	Improvements	Improvements	Value(A)	(B)	Construction	Date Acquired

Lancaster Commons	7,584	2,485	7,451	9,936	624	2,553	8,007	10,560	2,048	1992	12/07/98
Tualatin Heights	8,142	3,273	9,134	12,407	915	3,378	9,944	13,322	2,568	1989	12/07/98
University Park	—	3,007	8,191	11,198	672	3,061	8,809	11,870	2,009	1987	03/27/98
Evergreen Park	—	3,878	9,973	13,851	1,282	3,979	11,154	15,133	2,890	1988	03/27/98
Andover Park	—	2,917	16,994	19,911	120	2,917	17,114	20,031	267	1989	09/30/04
Hunt Club	—	6,014	14,870	20,884	143	6,014	15,013	21,027	237	1985	09/30/04
Portland, OR	15,726	21,574	66,613	88,187	3,756	21,902	70,041	91,943	10,019
Pecan Grove	—	1,407	5,293	6,700	740	1,482	5,958	7,440	1,758	1984	12/31/96
Anderson Mill	5,391	3,134	11,170	14,304	4,085	3,528	14,861	18,389	5,942	1984	03/27/97
Red Stone Ranch	—	1,897	17,526	19,423	433	5,390	14,466	19,856	4,538	2000	06/14/00
Barton Creek Landing	—	3,151	14,269	17,420	965	3,164	15,221	18,385	2,652	1986	03/28/02
Lakeline Villas	—	4,633	13,298	17,931	79	4,633	13,377	18,010	420	2002	07/15/04
Austin, TX	5,391	14,222	61,556	75,778	6,302	18,197	63,883	82,080	15,310
Stanford Village	—	885	2,808	3,693	1,594	1,200	4,087	5,287	2,650	1985	09/26/89
Griffin Crossing	—	1,510	7,544	9,054	2,218	1,878	9,394	11,272	4,065	1987/89	06/08/94
Gwinnett Square	6,385	1,924	7,376	9,300	2,493	2,219	9,574	11,793	3,726	1985	03/29/95
Dunwoody Pointe	5,308	2,763	6,903	9,666	5,652	3,357	11,961	15,318	5,720	1980	10/24/95
Riverwood	5,193	2,986	11,088	14,074	4,826	3,507	15,393	18,900	6,517	1980	06/26/96
Waterford Place	—	1,579	10,303	11,882	1,152	1,703	11,331	13,034	2,757	1985	04/15/98
Atlanta, GA	16,886	11,647	46,022	57,669	17,935	13,864	61,740	75,604	25,435
Gable Hill	—	825	5,307	6,132	1,901	1,197	6,836	8,033	3,707	1985	12/04/89
St. Andrews Commons	—	1,429	9,371	10,800	2,257	1,925	11,132	13,057	5,214	1986	05/20/93
Forestbrook	—	396	2,902	3,298	2,094	577	4,815	5,392	2,956	1974	07/01/93
Waterford	—	958	6,948	7,906	2,091	1,325	8,672	9,997	3,671	1985	07/01/94
Hampton Greene	—	1,363	10,118	11,481	2,050	2,014	11,517	13,531	4,662	1990	08/19/94
Rivergate	—	1,122	12,056	13,178	1,797	1,492	13,483	14,975	4,342	1989	08/15/96
Columbia, SC	—	6,093	46,702	52,795	12,190	8,530	56,455	64,985	24,552
Greentree	12,455	1,634	11,227	12,861	4,994	2,464	15,391	17,855	6,816	1986	07/22/94
Westland	—	1,835	14,865	16,700	4,667	2,717	18,650	21,367	7,531	1990	05/09/96
Antlers	—	4,034	11,193	15,227	6,802	4,925	17,104	22,029	7,282	1985	05/28/96
Jacksonville, FL	12,455	7,503	37,285	44,788	16,463	10,106	51,145	61,251	21,629
Forest Lake at Oyster Point	—	780	8,862	9,642	2,601	1,209	11,034	12,243	4,455	1986	08/15/95
Woodscape	—	799	7,209	8,008	3,420	1,870	9,558	11,428	5,826	1974/76	12/29/87
Eastwind	—	155	5,317	5,472	2,648	430	7,690	8,120	3,721	1970	04/04/88
Dominion Waterside at Lynnhaven	—	1,824	4,107	5,931	2,666	2,058	6,539	8,597	2,369	1966	08/15/96
Heather Lake	—	617	3,400	4,017	4,604	1,048	7,573	8,621	5,572	1972/74	03/01/80
Dominion Yorkshire Downs	9,118	1,089	8,582	9,671	1,504	1,307	9,868	11,175	2,624	1987	12/23/97
Norfolk, VA	9,118	5,264	37,477	42,741	17,443	7,922	52,262	60,184	24,567

UNITED DOMINION REALTY TRUST, INC.
SCHEDULE III — REAL ESTATE OWNED — (Continued)
					Cost of
					Improvements	Gross Amount at Which
		Initial Costs			Capitalized	Carried at Close of Period
				Total	Subsequent
		Land and	Buildings	Initial	to Acquisition	Land and	Buildings	Total	Accumulated
		Land	and	Acquisition	(Net of	Land	and	Carrying	Depreciation	Date of
	Encumbrances	Improvements	Improvements	Costs	Disposals)	Improvements	Improvements	Value(A)	(B)	Construction	Date Acquired

Oak Park	16,787	3,966	22,228	26,194	1,149	5,578	21,765	27,343	7,776	1982/98	12/31/96
Catalina	—	1,543	5,632	7,175	1,334	1,693	6,816	8,509	2,184	1982	12/31/96
Wimbledon Court	—	1,809	10,930	12,739	2,814	2,877	12,676	15,553	3,912	1983	12/31/96
Oak Forest	22,446	5,631	23,294	28,925	11,335	6,459	33,801	40,260	11,552	1996/98	12/31/96
Oaks of Lewisville	11,444	3,727	13,563	17,290	4,462	4,566	17,186	21,752	6,388	1983	03/27/97
Parc Plaza	—	1,684	5,279	6,963	1,909	2,184	6,688	8,872	2,571	1986	10/30/97
Mandolin	—	4,223	27,910	32,133	4,322	6,336	30,119	36,455	5,304	2001	12/28/01
Inn at Los Patios	—	3,005	11,545	14,550	(1,491)	3,005	10,054	13,059	2,101	1990	08/15/98
Turtle Creek	—	1,913	7,087	9,000	1,487	2,220	8,267	10,487	2,722	1985	12/31/96
Shadow Lake	—	2,524	8,976	11,500	2,324	2,851	10,973	13,824	3,669	1984	12/31/96
Other Southwestern	50,677	30,025	136,444	166,469	29,645	37,769	158,345	196,114	48,179
Mallards of Wedgewood	—	959	6,865	7,824	2,299	1,263	8,860	10,123	3,581	1985	07/27/95
Riverbridge	44,873	15,968	56,400	72,368	72	15,968	56,472	72,440	285	1999/01	12/01/04
The Groves	—	790	4,767	5,557	2,104	1,472	6,189	7,661	2,828	1989	12/13/95
Lakeside	—	2,404	6,420	8,824	1,634	2,588	7,870	10,458	2,629	1985	07/01/97
Mallards of Brandywine	—	766	5,408	6,174	1,696	992	6,878	7,870	2,348	1985	07/01/97
LakePointe	—	1,435	4,940	6,375	3,079	1,799	7,655	9,454	3,852	1984	09/24/93
Other Florida	44,873	22,322	84,800	107,122	10,884	24,082	93,924	118,006	15,523
Colony Village	—	347	3,037	3,384	2,357	580	5,161	5,741	3,703	1972/74	12/31/84
Brynn Marr	—	433	3,821	4,254	2,900	732	6,422	7,154	4,562	1973/77	12/31/84
Liberty Crossing	—	840	3,873	4,713	3,640	1,493	6,860	8,353	4,681	1972/74	11/30/90
Bramblewood	—	402	3,151	3,553	1,965	589	4,929	5,518	3,404	1980/82	12/31/84
Cumberland Trace	—	632	7,896	8,528	1,830	742	9,616	10,358	3,021	1973	08/15/96
Village at Cliffdale	12,434	941	15,498	16,439	1,781	1,200	17,020	18,220	5,264	1992	08/15/96
Morganton Place	—	819	13,217	14,036	927	895	14,068	14,963	4,071	1994	08/15/96
Woodberry	—	389	6,381	6,770	1,592	1,009	7,353	8,362	2,713	1987	08/15/96
Other North Carolina	12,434	4,803	56,874	61,677	16,992	7,240	71,429	78,669	31,419
Brittingham Square	—	650	4,962	5,612	1,109	834	5,887	6,721	2,142	1991	05/04/95
Greens at Schumaker Pond	—	710	6,118	6,828	1,353	889	7,292	8,181	2,669	1988	05/04/95
Greens at Cross Court	—	1,182	4,544	5,726	1,506	1,404	5,828	7,232	2,206	1987	05/04/95
Greens at Hilton Run	16,770	2,755	10,483	13,238	2,260	3,127	12,371	15,498	4,543	1988	05/04/95
Dover Country	—	2,008	6,365	8,373	3,059	2,377	9,055	11,432	4,161	1970	07/01/94
Greens at Cedar Chase	—	1,528	4,831	6,359	954	1,722	5,591	7,313	2,169	1988	05/04/95
Other Mid- Atlantic	16,770	8,833	37,303	46,136	10,241	10,353	46,024	56,377	17,890
Greens at Falls Run	—	2,731	5,300	8,031	1,681	2,925	6,787	9,712	2,386	1989	05/04/95
Manor at England Run	14,671	3,195	13,505	16,700	13,623	4,928	25,395	30,323	8,357	1990	05/04/95
Greens at Hollymead	—	965	5,250	6,215	1,021	1,095	6,141	7,236	2,237	1990	05/04/95
Other Virginia	14,671	6,891	24,055	30,946	16,325	8,948	38,323	47,271	12,980

UNITED DOMINION REALTY TRUST, INC.
SCHEDULE III — REAL ESTATE OWNED — (Continued)
					Cost of
					Improvements	Gross Amount at Which
		Initial Costs			Capitalized	Carried at Close of Period
				Total	Subsequent
		Land and	Buildings	Initial	to Acquisition	Land and	Buildings	Total	Accumulated
		Land	and	Acquisition	(Net of	Land	and	Carrying	Depreciation	Date of
	Encumbrances	Improvements	Improvements	Costs	Disposals)	Improvements	Improvements	Value(A)	(B)	Construction	Date Acquired

Patriot Place	—	213	1,601	1,814	5,956	1,516	6,254	7,770	4,517	1974	10/23/85
The Trails at Mount Moriah	16,368	5,931	22,095	28,026	5,193	6,523	26,696	33,219	7,193	1990	01/09/98
Other Southeastern	16,368	6,144	23,696	29,840	11,149	8,039	32,950	40,989	11,710
Washington Park	—	2,011	7,565	9,576	1,338	2,152	8,762	10,914	2,188	1998	12/07/98
Fountainhead	—	391	1,420	1,811	330	406	1,735	2,141	496	1966	12/07/98
Jamestown of Toledo	5,767	1,800	7,054	8,854	1,611	1,954	8,511	10,465	2,141	1965	12/07/98
Other Midwestern	5,767	4,202	16,039	20,241	3,279	4,512	19,008	23,520	4,825$

TOTAL APARTMENTS	$1,194,132	$1,016,526	$3,262,333	$4,278,859	$741,185	$1,193,492	$3,826,552	$5,020,044	$976,817

					Cost of
					Improvements	Gross Amount at
					Capitalized	Which Carried at Close of
		Initial Costs			Subsequent	Period
				Total	to
		Land and	Buildings	Initial	Acquisition	Land and	Buildings	Total
		Land	and	Acquisition	(Net of	Land	and	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Disposals)	Improvements	Improvements	Value(A)	Depreciation(B)	Construction	Acquired

REAL ESTATE HELD FOR DISPOSITION
Apartments
Park Trails	$—	$1,145	$4,105	$5,250	$1,627	$1,283	$5,594	$6,877	$1,889	1983	12/31/96
Briar Park	—	329	2,794	3,123	329	370	3,082	3,452	763	1987	03/27/98
Clear Lake Falls	—	1,090	4,534	5,624	485	1,180	4,929	6,109	1,238	1980	03/27/98
Nantucket Square	—	1,068	4,833	5,901	(281)	1,090	4,530	5,620	1,083	1983	03/27/98
The Gallery	—	769	3,359	4,128	321	802	3,647	4,449	825	1968	03/27/98
Breakers	—	1,527	5,298	6,825	2,959	1,932	7,852	9,784	2,787	1985	09/26/97
Riverway	—	523	2,828	3,351	403	577	3,177	3,754	930	1985	03/27/98
Northpark Village	—	1,519	13,537	15,056	2,450	1,893	15,613	17,506	4,569	1983	03/27/98
Stonegate	—	735	7,940	8,675	1,298	924	9,049	9,973	2,558	1978	03/27/98
Woodland Park	—	3,017	6,706	9,723	1,283	3,273	7,733	11,006	2,689	1979	06/09/98
The Grand Resort	—	8,884	35,706	44,590	18,302	11,996	50,896	62,892	9,827	1971	12/07/98
UDR Harding Park, Inc.	—	2,670	4,330	7,000	(4,332)	2,670	(2)	2,668	78	1984	12/07/98

Total Apartments	—	23,276	95,970	119,246	24,844	27,990	116,100	144,090	29,236

Land
Fossil Creek	—	3,932	—	3,932	—	3,684	248	3,932	—

	$—	$27,208	$95,970	$123,178	$24,844	$31,674	$116,348	$148,022	$29,236

REAL ESTATE UNDER DEVELOPMENT
Apartments
Mandalay on the Lake	$—	$3,009	$2,067	$5,076	$4,763	$3,009	$6,830	$9,839	$—
Verano at Town Square	—	13,557	3,645	17,202	10,445	13,557	14,090	27,647	—
2000 Post III	—	1,756	780	2,536	219	1,756	999	2,755	—

Total Apartments	—	18,322	6,492	24,814	15,427	18,322	21,919	40,241	—

Land
Copper Mill Phase II	—	837	—	837	—	719	118	837	—
Parker’s Landing Phase II	—	1,192	—	1,192	—	1,116	76	1,192	—
Ridgeview Phase I	—	3,099	—	3,099	—	2,433	666	3,099	—
Ridgeview Phase II	—	2,092	—	2,092	—	1,843	249	2,092	—
Mountain View Phase II	—	220	—	220	—	220	—	220	—
Presidio	—	1,343	—	1,343	—	1,300	43	1,343	—
UDR/ Pacific Los Alisos, LP	—	16,731	—	16,731	—	16,313	418	16,731	—
Ridgeview Townhomes	—	2	—	2	1	—	3	3	—

Total Land	—	25,516	—	25,516	1	23,944	1,573	25,517	—

	$—	$43,838	$6,492	$50,330	$15,428	$42,266	$23,492	$65,758	$—

COMMERCIAL HELD FOR INVESTMENT
Hanover Village	$—	$1,624	$—	$1,624	$—	$1,104	$520	$1,624	$491	—	06/30/86
The Calvert	—	34	1,597	1,631	1	327	1,305	1,632	84	1962	11/26/03

Total Commercial	—	1,658	1,597	3,255	1	1,431	1,825	3,256	575

Richmond Corporate	3,792	245	6,352	6,597	(381)	277	5,939	6,216	1,259	1999	11/30/99

	$3,792	$1,903	$7,949	$9,852	$(380)	$1,708	$7,764	$9,472	$1,834

TOTAL REAL ESTATE OWNED	$1,197,924	$1,089,475	$3,372,744	$4,462,219	$781,077	$1,269,140	$3,974,156	$5,243,296	$1,007,887

(A)	The aggregate cost for federal income tax purposes was approximately $4.5 billion at December 31, 2004.

(B)	The depreciable life for buildings is 35 years.

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

Exhibit	Description	Location

2.01	Agreement and Plan of Merger dated as of December 19, 1997, between the Company, ASR Investment Corporation and ASR Acquisition Sub, Inc.	Exhibit 2(a) to the Company’s Form S-4 Registration Statement (Registration No. 333-45305) filed with the Commission on January 30, 1998.
2.02	Agreement of Plan of Merger dated as of September 10, 1998, between the Company and American Apartment Communities II, Inc. including as exhibits thereto the proposed terms of the Series D Preferred Stock and the proposed form of Investment Agreement between the Company, United Dominion Realty, L.P., American Apartment Communities II, Inc., American Apartment Communities Operating Partnership, L.P., Schnitzer Investment Corp., AAC Management LLC and LF Strategic Realty Investors, L.P.	Exhibit 2(c) to the Company’s Form S-3 Registration Statement (Registration No. 333-64281) filed with the Commission on September 25, 1998.
2.03	Partnership Interest Purchase and Exchange Agreement dated as of September 10, 1998, between the Company, United Dominion Realty, L.P., American Apartment Communities Operating Partnership, L.P., AAC Management LLC, Schnitzer Investment Corp., Fox Point Ltd. and James D. Klingbeil including as an exhibit thereto the proposed form of the Third Amended and Restated Limited Partnership Agreement of United Dominion Realty, L.P.	Exhibit 2(d) to the Company’s Form S-3 Registration Statement (Registration No. 333-64281) filed with the Commission on September 25, 1998.
2.04	Articles of Merger between the Company and United Dominion Realty Trust, Inc., a Virginia corporation, filed with the State Department of Assessments and Taxation of the State of Maryland.	Exhibit 2.01 to the Company’s Current Report on Form 8-K dated and filed with the Commission on June 11, 2003.
2.05	Articles of Merger between the Company and United Dominion Realty Trust, Inc., a Virginia corporation, filed with the State Corporation Commission of the Commonwealth of Virginia.	Exhibit 2.02 to the Company’s Current Report on Form 8-K dated and filed with the Commission on June 11, 2003.
2.06	Agreement of Purchase and Sale dated as of August 13, 2004, by and between United Dominion Realty, L.P., a Delaware limited partnership, as Buyer, and Essex The Crest, L.P., a California limited partnership, Essex El Encanto Apartments, L.P., a California limited partnership, Essex Hunt Club Apartments, L.P., a California limited partnership, and the other signatories named as Sellers therein.	Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 28, 2004 and filed with the Commission on September 29, 2004.

Exhibit	Description	Location

2.07	First Amendment to Agreement of Purchase and Sale dated as of September 29, 2004, by and between United Dominion Realty, L.P., a Delaware limited partnership, as Buyer, and Essex The Crest, L.P., a California limited partnership, Essex El Encanto Apartments, L.P., a California limited partnership, Essex Hunt Club Apartments, L.P., a California limited partnership, and the other signatories named as Sellers therein.	Exhibit 2.2 to the Company’s Current Report on Form 8-K dated September 29, 2004 and filed with the Commission on October 5, 2004.
2.08	Second Amendment to Agreement of Purchase and Sale dated as of October 26, 2004, by and between United Dominion Realty, L.P., a Delaware limited partnership, as Buyer, and Essex The Crest, L.P., a California limited partnership, Essex El Encanto Apartments, L.P., a California limited partnership, Essex Hunt Club Apartments, L.P., a California limited partnership, and the other signatories named as Sellers therein.	Exhibit 2.3 to the Company’s Current Report on Form 8-K/A dated September 29, 2004 and filed with the Commission on November 1, 2004.
3.01	Amended and Restated Articles of Incorporation.	Exhibit A to Exhibit 2.01 to the Company’s Current Report on Form 8-K dated and filed with the Commission on June 11, 2003.
3.02	Amended and Restated Bylaws (as amended through May 4, 2004).	Filed herewith.
4.01	Specimen Common Stock Certificate.	Exhibit 4(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.
4.02	Form of Certificate for Shares of 8.60% Series B Cumulative Redeemable Preferred Stock.	Exhibit I(e) to the Company’s Form 8-A Registration Statement dated June 11, 1997.
4.03	Form of Rights Certificate.	Exhibit 4(e) to the Company’s Registration Statement on Form 8-A dated February 4, 1998.
4.04	First Amended and Restated Rights Agreement dates as of September 14, 1999, between the Company and ChaseMellon Shareholders Services, L.L.C., as Rights Agent.	Exhibit 4(i)(d)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
4.05	Note Purchase Agreement dated as of February 15, 1993, between the Company and CIGNA Property the Company and CIGNA Property and Casualty Insurance Company, Connecticut General Life Insurance Company, on behalf of one or more separate accounts, Insurance Company of North America, Principal Mutual Life Insurance Company and Aid Association for Lutherans.	Exhibit 6(c)(5) to the Company’s Form 8-A Registration Statement dated April 19, 1990.
4.06	Senior Indenture dated as of November 1, 1995.	Exhibit 4(ii)(h)(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

Exhibit	Description	Location

4.07	Supplemental Indenture dated as of June 11, 2003.	Exhibit 4.03 to the Company’s Current Report on Form 8-K dated June 17, 2004 and filed with the Commission on June 18, 2004.
4.08	Subordinated Indenture dated as of August 1, 1994.	Exhibit 4(i)(m)to the Company’s Form S-3 Registration Statement (Registration No. 33-64725) filed with the Commission on November 15, 1995.
4.09	Form of Senior Debt Security.	Exhibit 4(i)(n) to the Company’s Form S-3 Registration Statement (Registration No. 33-64725) filed with the Commission on November 15, 1995.
4.10	Form of Subordinated Debt Security.	Exhibit 4(i)(o) to the Company’s Form S-3 Registration Statement (Registration No. 33-55159) filed with the Commission on August 19, 1994.
4.11	Form of Fixed Rate Medium-Term Note.	Exhibit 4.01 to the Company’s Current Report on Form 8-K dated June 17, 2004 and filed with the Commission on June 18, 2004.
4.12	Form of Floating Rate Medium-Term Note.	Exhibit 4.02 to the Company’s Current Report on Form 8-K dated June 17, 2004 and filed with the Commission on June 18, 2004.
4.13	6.50% Notes due 2009.	Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
4.14	4.50% Medium-Term Notes due March 2008.	Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
4.15	5.13% Medium-Term Note due January 2014.	Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and Exhibits 4.1 and 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
4.16	4.25% Medium-Term Note due January 2009.	Exhibit 4.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.17	4.30% Medium-Term Note due July 2007.	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
4.18	3.90% Medium-Term Note due March 2010.	Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
4.19	5.00% Medium-Term Notes due January 2012.	Filed herewith.
4.20	4.30% Medium-Term Note due July 2007.	Filed herewith.
4.21	5.25% Medium-Term Note due January 2015, issued November 1, 2004.	Filed herewith.
4.22	5.25% Medium-Term Note due January 2015, issued February 14, 2005.	Filed herewith.

Exhibit	Description	Location

4.23	5.25% Medium-Term Note due January 2015, issued March 8, 2005.	Filed herewith.
4.24	Registration Rights Agreement dated June 12, 2003 between the Company and the holders of the Series E Cumulative Convertible Preferred Stock.	Exhibit 4.5 to the Company’s Form S-3 Registration Statement (Registration No. 333-106959) filed with the Commission on October 20, 2003.
4.25	Investment Agreement dated as of August 14, 2001 between the Company and Security Capital Preferred Growth Incorporated.	Exhibit 4.6 to the Company’s Form S-3 Registration Statement (Registration No. 333-86808) filed with the Commission on April 23, 2002.
4.26	Registration Rights Agreement dated June 12, 2003 by and among the Company and the Initial Holders of OP Units.	Exhibit 4.3 to the Company’s Form S-3 Registration Statement (Registration No. 333-116804) filed with the Commission on October 19, 2004.
10.01	1985 Stock Option Plan, as amended.	Exhibit 10(iv) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
10.02	1991 Stock Purchase and Loan Plan.	Exhibit 10(viii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
10.03	Third Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of December 7, 1998.	Exhibit 10(vi) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
10.04	Subordination Agreement dated April 16, 1998, between the Company and United Dominion Realty, L.P.	Exhibit 10(vi)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
10.05	First Amendment to Third Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P.	Exhibit 10(vii)(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.06	Servicing and Purchase Agreement dated as of June 24, 1999, including as an exhibit thereto the Note and Participation Agreement forms.	Exhibit 10(vii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
10.07	Form of Restricted Stock Awards.	Exhibit 99.6 to the Company’s Current Report on Form 8-K dated December 31, 2004 and filed with the Commission on January 11, 2005.
10.08	Description of United Dominion Realty Trust, Inc. Shareholder Value Plan.	Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
10.09	Description of United Dominion Realty Trust, Inc. Executive Deferral Plan.	Exhibit 10(xi) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
10.10	Retirement Agreement and Covenant Not to Compete between the Company and John P. McCann dated March 20, 2001.	Exhibit 10(xv) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.11	Description of Series A Out-Performance Program.	Exhibit 10(xvii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

Exhibit	Description	Location

10.12	1999 Long-Term Incentive Plan (as amended and restated through July 22, 2004).	Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 31, 2004 and filed with the Commission on January 11, 2005.
10.13	Second Amendment to Third Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.14	Third Amendment to Third Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.15	Second Amended and Restated Agreement of Limited Partnership of Heritage Communities L.P.	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.16	First Amendment of Second Amended and Restated Agreement of Limited Partnership of Heritage Communities L.P.	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.17	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Heritage Communities L.P.	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.18	Credit Agreement dated as of November 14, 2000, between the Company and certain subsidiaries and a syndicate of banks represented by First Union National Bank.	Exhibit 4(ii)(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
10.19	Credit Agreement dated as of August 14, 2001, between the Company and certain subsidiaries and ARCS Commercial Mortgage Company, L.P., as Lender.	Exhibit 4(ii)(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.20	Credit Agreement dated as of December 12, 2001, between the Company and certain subsidiaries and ARCS Commercial Mortgage Company, L.P., as Lender.	Exhibit 4(ii)(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.21	Credit Agreement dated March 14, 2003 between the Company, Wachovia Securities, Inc. and J.P. Morgan Securities, Inc., as Joint Lead Arrangers/ Joint Bookrunners, JPMorgan Chase Bank and Bank One, NA, as Syndication Agents, Wells Fargo Bank, National Association and KeyBank National Association, as Documentation Agents, SunTrust Bank, Citicorp North America, Inc. and SouthTrust Bank, as Co-Agents, and each of the financial institutions initially a signatory thereto together with their assignees.	Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 14, 2003 and filed on April 3, 2003.
10.22	Description of Series B Out-Performance Program.	Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.23	Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2004.	Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.24	Employment Agreement of Richard A. Giannotti dated December 8, 1998.	Filed herewith.

Exhibit	Description	Location

10.25	Compensation Summary.	Filed herewith.
12	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.
21	Subsidiaries.	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.	Filed herewith.
32.1	Section 1350 Certification of the Chief Executive Officer.	Filed herewith.
32.2	Section 1350 Certification of the Chief Financial Officer.	Filed herewith.