Form 10-Q
period 2005-03-31
UNITED DOMINION REALTY TRUST INC
filed 2005-05-09
CIK 74208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 1-10524
United Dominion Realty Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	54-0857512
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)
1745 Shea Center Drive, Suite 200,
Highlands Ranch, Colorado 80129
(Address of principal executive offices)(zip code)
(720) 283-6120
(Registrant’s telephone number, including area code)
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑          No ☐
          The number of shares of the issuer’s common stock, $1 par value, outstanding as of May 2, 2005 was 136,939,490.

UNITED DOMINION REALTY TRUST, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UNITED DOMINION REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)
(Unaudited)

	March 31,	December 31,
	2005	2004

ASSETS
Real estate owned:
Real estate held for investment	$5,167,321	$5,027,892
Less: accumulated depreciation	(1,021,170)	(978,159)

	4,146,151	4,049,733
Real estate under development	74,859	64,921
Real estate held for disposition (net of accumulated depreciation of $10,328 and $29,728)	58,655	120,755

Total real estate owned, net of accumulated depreciation	4,279,665	4,235,409
Cash and cash equivalents	1,661	7,904
Restricted cash	5,921	6,086
Deferred financing costs, net	23,463	25,151
Investment in unconsolidated development joint venture	436	458
Funds held in escrow from 1031 exchanges pending the acquisition of real estate	—	17,039
Note receivable	5,000	5,000
Other assets	36,590	34,347
Other assets — real estate held for disposition	1,280	607

Total assets	$4,354,016	$4,332,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured debt	$1,088,451	$1,197,924
Unsecured debt	1,852,663	1,682,058
Real estate taxes payable	19,330	31,377
Accrued interest payable	24,736	18,773
Security deposits and prepaid rent	26,306	25,168
Distributions payable	45,800	44,624
Accounts payable, accrued expenses, and other liabilities	46,945	50,217
Other liabilities — real estate held for disposition	1,115	2,816

Total liabilities	3,105,346	3,052,957
Minority interests	79,942	83,593
Stockholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized;
5,416,009 shares 8.60% Series B Cumulative Redeemable issued and outstanding (5,416,009 in 2004)	135,400	135,400
2,803,812 shares 8.00% Series E Cumulative Convertible issued and outstanding (2,803,812 in 2004)	46,571	46,571
Common stock, $1 par value; 250,000,000 shares authorized; 136,940,069 shares issued and outstanding (136,429,592 in 2004)	136,940	136,430
Additional paid-in capital	1,625,479	1,614,916
Distributions in excess of net income	(761,905)	(731,808)
Deferred compensation — unearned restricted stock awards	(13,757)	(6,058)

Total stockholders’ equity	1,168,728	1,195,451

Total liabilities and stockholders’ equity	$4,354,016	$4,332,001

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

REVENUES
Rental income	$171,331	$143,231
Non-property income:
Sale of technology investment	12,306	—
Other income	668	395

	12,974	395

Total revenues	184,305	143,626

EXPENSES
Rental expenses:
Real estate taxes and insurance	20,864	17,675
Personnel	17,536	14,950
Utilities	10,363	9,254
Repair and maintenance	10,687	8,486
Administrative and marketing	6,080	5,020
Property management	4,813	4,361
Other operating expenses	290	270
Real estate depreciation and amortization	51,715	39,111
Interest	39,160	28,913
General and administrative	7,000	4,754
Loss on early debt retirement	8,464	5
Other depreciation and amortization	671	909

Total expenses	177,643	133,708

Income before minority interests and discontinued operations	6,662	9,918
Minority interests of outside partnerships	(58)	(64)
Minority interests of unitholders in operating partnerships	(162)	(209)

Income before discontinued operations, net of minority interests	6,442	9,645
Income from discontinued operations, net of minority interests	8,499	5,667

Net income	14,941	15,312
Distributions to preferred stockholders — Series B	(2,911)	(2,911)
Distributions to preferred stockholders — Series D (Convertible)	—	(1,036)
Distributions to preferred stockholders — Series E (Convertible)	(931)	(1,138)
Premium on preferred stock conversions	—	(1,562)

Net income available to common stockholders	$11,099	$8,665

Earnings per weighted average common share — basic and diluted:
Income from continuing operations available to common stockholders, net of minority interests	$0.02	$0.02
Income from discontinued operations, net of minority interests	$0.06	$0.05
Net income available to common stockholders	$0.08	$0.07
Common distributions declared per share	$0.3000	$0.2925
Weighted average number of common shares outstanding — basic	136,067	126,984
Weighted average number of common shares outstanding — diluted	137,073	127,953
See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

Operating Activities
Net income	$14,941	$15,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,390	43,859
Net gains on sales of land and depreciable property	(7,023)	(1,205)
Minority interests	749	670
Amortization of deferred financing costs and other	2,330	1,864
Changes in operating assets and liabilities:
Increase in operating assets	(2,715)	(4,904)
Decrease in operating liabilities	(10,302)	(17,341)

Net cash provided by operating activities	50,370	38,255
Investing Activities
Proceeds from sales of real estate investments, net	70,451	12,032
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	(122,986)	(72,127)
Development of real estate assets	(9,836)	(2,354)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(25,084)	(12,938)
Capital expenditures — non-real estate assets	(812)	(1,317)
Decrease in funds held in escrow from 1031 exchanges pending the acquisition of real estate	17,039	1,867

Net cash used in investing activities	(71,228)	(74,837)
Financing Activities
Scheduled principal payments on secured debt	(5,687)	(37,508)
Proceeds from the issuance of unsecured debt	105,152	192,795
Payments on secured debt	(108,952)	(46,585)
Net proceeds/(repayment) of revolving bank debt	70,700	(32,800)
Payment of financing costs	(685)	(1,095)
Proceeds from the issuance of common stock	1,031	2,946
Proceeds from the repayment of officer loans	—	249
Proceeds from the issuance of performance shares	—	80
Distributions paid to minority interests	(3,082)	(2,965)
Distributions paid to preferred stockholders	(3,842)	(5,067)
Distributions paid to common stockholders	(40,020)	(36,319)

Net cash provided by financing activities	14,615	33,731
Net decrease in cash and cash equivalents	(6,243)	(2,851)
Cash and cash equivalents, beginning of period	7,904	4,824

Cash and cash equivalents, end of period	$1,661	$1,973

Supplemental Information:
Interest paid during the period	$39,787	$22,414
Non-cash transactions:
Conversion of operating partnership minority interests to common stock (84,380 shares in 2005 and 81,021 shares in 2004)	1,317	618
Issuance of restricted stock awards	8,725	2,746
Cancellation of a note receivable with the acquisition of a property	—	8,000
Secured debt assumed with the acquisition of a property	—	28,000
See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

							Deferred
							Compensation —
	Preferred Stock		Common Stock			Distributions	Unearned
					Paid-in	in Excess of	Restricted
	Shares	Amount	Shares	Amount	Capital	Net Income	Stock Awards	Total

Balance, December 31, 2004	8,219,821	$181,971	136,429,592	$136,430	$1,614,916	$(731,808)	$(6,058)	$1,195,451

Comprehensive Income
Net income						14,941		14,941
Other comprehensive income:
Unrealized gain on derivative financial instruments								—

Comprehensive income						14,941		14,941

Issuance of common shares to employees, officers, and director-stockholders			40,966	41	318			359
Issuance of common shares through dividend reinvestment and stock purchase plan			30,296	30	642			672
Issuance of restricted stock awards			354,835	355	8,370		(8,725)	—
Adjustment for conversion of minority interests of unitholders in operating partnerships			84,380	84	1,233			1,317
Common stock distributions declared ($0.3000 per share)						(41,196)		(41,196)
Preferred stock distributions declared-Series B ($0.5375 per share)						(2,911)		(2,911)
Preferred stock distributions declared-Series E ($0.3322 per share)						(931)		(931)
Amortization of deferred compensation							1,026	1,026

Balance, March 31, 2005	8,219,821	$181,971	136,940,069	$136,940	$1,625,479	$(761,905)	$(13,757)	$1,168,728

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

1.	CONSOLIDATION AND BASIS OF PRESENTATION
      United Dominion Realty Trust, Inc. is a self-administered real estate investment trust, or REIT, that owns acquires, renovates, develops, and manages middle-market apartment communities nationwide. The accompanying consolidated financial statements include the accounts of United Dominion and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership”), and Heritage Communities L.P. (the “Heritage OP”) (collectively, “United Dominion”). As of March 31, 2005, there were 166,061,749 units in the Operating Partnership outstanding, of which 156,107,518 units or 94.0% were owned by United Dominion and 9,954,231 units or 6.0% were owned by limited partners (of which 1,791,329 and 0 are owned by the holders of the Series A OPPS and the Series B OPPS, respectively, see Notes 6 and 9). As of March 31, 2005, there were 5,542,200 units in the Heritage OP outstanding, of which 5,201,355 units or 93.9% were owned by United Dominion and 340,845 units or 6.1% were owned by limited partners. The consolidated financial statements of United Dominion include the minority interests of the unitholders in the Operating Partnership and the Heritage OP. All significant intercompany accounts and transactions have been eliminated in consolidation.
      The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and related notes appearing in United Dominion’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.
      In the opinion of management, the consolidated financial statements reflect all adjustments which are necessary for the fair presentation of financial position at March 31, 2005 and results of operations for the interim periods ended March 31, 2005 and 2004. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year.
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
      At March 31, 2005, there are 262 communities with 76,935 apartment homes classified as real estate held for investment. The following table summarizes the components of real estate held for investment (dollars in thousands):

	March 31,	December 31,
	2005	2004

Land and land improvements	$1,255,210	$1,194,097
Buildings and improvements	3,675,161	3,602,476
Furniture, fixtures, and equipment	236,950	231,319

Real estate held for investment	5,167,321	5,027,892
Accumulated depreciation	(1,021,170)	(978,159)

Real estate held for investment, net	$4,146,151	$4,049,733

3.	INCOME FROM DISCONTINUED OPERATIONS
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
      For purposes of these financial statements, FAS 144 results in the presentation of the primary assets and liabilities and the net operating results of those properties sold or classified as held for disposition through March 31, 2005, as discontinued operations for all periods presented. The adoption of FAS 144 does not have an impact on net income available to common stockholders. FAS 144 only results in the reclassification of the operating results of all properties sold or classified as held for disposition through March 31, 2005, within the Consolidated Statements of Operations for the quarters ended March 31, 2005 and 2004, and the reclassification of the assets and liabilities within the Consolidated Balance Sheets for 2005 and 2004.
      For the three months ended March 31, 2005, United Dominion sold 10 communities with 1,855 apartment homes and 11 townhomes from a community of 36 townhomes. We recognized gains for financial reporting purposes of $7.0 million on these sales. At March 31, 2005, United Dominion had one community with a total of 768 apartment homes and a net book value of $53.3 million, one commercial property with a net book value of $1.1 million, one parcel of land with a net book value of $4.0 million, and one townhome from a community of 36 townhomes with a net book value of $0.3 million included in real estate held for disposition. For the year ended December 31, 2004, United Dominion sold 19 communities with a total of 5,425 apartment homes, 24 townhomes from a community of 36 townhomes, and one parcel of land. The results of operations for these properties and the interest expense associated with the secured debt on these properties are classified on the Consolidated Statements of Operations in the line item entitled “Income from discontinued operations, net of minority interests.”

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of income from discontinued operations for the three months ended March 31, (dollars in thousands):

	Three Months Ended
	March 31,

	2005	2004

Rental income	$3,704	$15,349
Non-property income	8	—

	3,712	15,349
Rental expenses	1,703	6,652
Real estate depreciation	4	3,800
Other expenses	—	38

	1,707	10,490
Income before gain on sale of depreciable property and minority interests	2,005	4,859
Net gain on sale of depreciable property	7,023	1,205

Income before minority interests	9,028	6,064
Minority interests on income from discontinued operations	(529)	(397)

Income from discontinued operations, net of minority interests	$8,499	$5,667

4.	SECURED DEBT
      Secured debt on continuing and discontinued operations, which encumbers $1.8 billion or 33.8% of United Dominion’s real estate owned based upon book value ($3.5 billion or 66.2% of United Dominion’s real estate owned is unencumbered) consists of the following as of March 31, 2005 (dollars in thousands):

			Weighted		Number of
	Principal Outstanding		Average	Weighted Average	Communities
			Interest Rate	Years to Maturity	Encumbered
	March 31,	December 31,
	2005	2004	2005	2005	2005

Fixed Rate Debt
Mortgage notes payable	$351,295	$428,223	5.49%	6.0	14
Tax-exempt secured notes payable	26,705	39,160	5.85%	19.8	3
Fannie Mae credit facilities	288,875	288,875	6.40%	5.9	9

Total fixed rate secured debt	666,875	756,258	5.90%	6.5	26

Variable Rate Debt
Mortgage notes payable	46,337	45,758	3.66%	7.1	4
Tax-exempt secured note payable	7,770	7,770	2.01%	23.3	1
Fannie Mae credit facilities	367,469	367,469	3.39%	7.5	47
Freddie Mac credit facility	—	20,669	n/a	n/a	n/a

Total variable rate secured debt	421,576	441,666	3.39%	7.7	52

Total secured debt	$1,088,451	$1,197,924	4.93%	7.0	78

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Approximate principal payments due during each of the next five calendar years and thereafter, as of March 31, 2005, are as follows (dollars in thousands):

			Total
	Fixed Rate	Variable Rate	Secured
Year	Maturities	Maturities	Maturities

2005	$20,481	$1,403	$21,884
2006	33,537	5,557	39,094
2007	81,190	1,947	83,137
2008	8,851	15	8,866
2009	4,174	—	4,174
Thereafter	518,642	412,654	931,296

	$666,875	$421,576	$1,088,451

      During the three months ended March 31, 2005, we prepaid approximately $110 million of secured debt. In conjunction with these prepayments, we incurred prepayment penalties of $8.5 million that are reflected on the Consolidated Statements of Operations as “Loss on early debt retirement.” These penalties were funded by the proceeds from the sale of our technology investment of $12.3 million.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	UNSECURED DEBT
      A summary of unsecured debt as of March 31, 2005 and December 31, 2004 is as follows (dollars in thousands):

	2005	2004

Commercial Banks
Borrowings outstanding under an unsecured credit facility due March 2006(a)	$348,800	$278,100
Senior Unsecured Notes — Other
7.73% Medium-Term Notes due April 2005	21,100	21,100
7.02% Medium-Term Notes due November 2005	49,760	49,760
Verano Construction Loan due February 2006	24,820	24,820
7.95% Medium-Term Notes due July 2006	85,374	85,374
7.07% Medium-Term Notes due November 2006	25,000	25,000
7.25% Notes due January 2007	92,255	92,255
4.30% Medium-Term Notes due July 2007	75,000	75,000
4.50% Medium-Term Notes due March 2008	200,000	200,000
ABAG Tax-Exempt Bonds due August 2008	46,700	46,700
8.50% Monthly Income Notes due November 2008	29,081	29,081
4.25% Medium-Term Notes due January 2009	50,000	50,000
6.50% Notes due June 2009	200,000	200,000
3.90% Medium-Term Notes due March 2010	50,000	50,000
5.00% Medium-Term Notes due January 2012	100,000	100,000
5.13% Medium-Term Notes due January 2014	200,000	200,000
5.25% Medium-Term Notes due January 2015	200,000	100,000
8.50% Debentures due September 2024	54,118	54,118
Other(b)	655	750

	1,503,863	1,403,958

Total Unsecured Debt	$1,852,663	$1,682,058

(a)	United Dominion has a three-year $500 million unsecured revolving credit facility. If United Dominion receives commitments from additional lenders or if the initial lenders increase their commitments, United Dominion will be able to increase the credit facility to $650 million. At United Dominion’s option, the credit facility can be extended for one year to March 2007.

(b)	Represents deferred gains from the termination of interest rate risk management agreements.

6.	EARNINGS PER SHARE
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

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, (dollars in thousands, except per share data):

	2005	2004

Numerator for basic and diluted earnings per share-
Net income available to common stockholders	$11,099	$8,665

Denominator:
Denominator for basic earnings per share-
Weighted average common shares outstanding	136,913	127,521
Non-vested restricted stock awards	(846)	(537)

	136,067	126,984

Effect of dilutive securities:
Employee stock options and non-vested restricted stock awards	1,006	969

Denominator for diluted earnings per share	137,073	127,953

Basic and diluted earnings per share	$0.08	$0.07

      The effect of the conversion of the operating partnership units, Series A Out-Performance Partnership Units, and convertible preferred stock is not dilutive and is therefore not included as a dilutive security in the earnings per share computation. The weighted average effect of the conversion of the operating partnership units for the three months ended March 31, 2005 and 2004 was 8,518,057 shares and 8,916,952 shares, respectively. The weighted average effect of the conversion of the Series A Out-Performance Partnership Units for the three months ended March 31, 2005 and 2004 was 1,791,329 shares. The weighted average effect of the conversion of the convertible preferred stock for the three months ended March 31, 2005 and 2004 was 2,803,812 shares and 6,502,140 shares, respectively.

7.	STOCK-BASED COMPENSATION
      United Dominion adopted the fair-value-based method of accounting for share-based payments effective January 1, 2004 using the prospective method described in FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Currently, United Dominion uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and will continue to use this acceptable option valuation model upon the required adoption of Statement 123R on January 1, 2006. Because Statement 123R must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because United Dominion adopted Statement 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under Statement 123 will be recognized under Statement 123R. However, had United Dominion adopted Statement 123R in prior periods, the impact of the standard would have approximated the impact of Statement 123.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the unaudited effect on net income available to common stockholders and earnings per share if the fair value based method had been applied to all outstanding and unvested share options for the three months ended March 31, (dollars in thousands, except per share data):

	2005	2004

Reported net income available to common stockholders	$11,099	$8,665
Stock-based employee compensation cost included in net income	1,026	825
Stock-based employee compensation cost that would have been included in net income under the fair value method	(1,029)	(876)

Adjusted net income available to common stockholders	$11,096	$8,614

Earnings per common share — basic and diluted
As reported	$0.08	$0.07

Pro forma	$0.08	$0.07

8.	COMPREHENSIVE INCOME
      Total comprehensive income for the three months ended March 31, 2005 and 2004, was $14.9 million and $16.2 million, respectively. The difference between net income and total comprehensive income is primarily due to the fair value accounting for interest rate swaps.

9.	COMMITMENTS AND CONTINGENCIES
Commitments
      United Dominion is committed to completing its real estate under development, which has an estimated cost to complete of $55.2 million at March 31, 2005.
Contingencies

Series B Out-Performance Program
      In May 2003, the stockholders of United Dominion approved the Series B Out-Performance Program (the “Series B Program”) pursuant to which certain executive officers of United Dominion (the “Participants”) were given the opportunity to invest indirectly in United Dominion by purchasing interests in a limited liability company (the “Series B LLC”), the only asset of which is a special class of partnership units of United Dominion Realty, L.P. (“Series B Out-Performance Partnership Shares” or “Series B OPPSs”). The purchase price for the Series B OPPSs was determined by United Dominion’s board of directors to be $1 million, assuming 100% participation, and was based upon the advice of an independent valuation expert. The Series B Program will measure the cumulative total return on our common stock over the 24-month period from June 1, 2003 to May 31, 2005.
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
      Based upon the results through March 31, 2005, no OPPSs would have been issued had the program terminated on that date. However, since the ultimate determination of OPPSs to be issued will not occur until June 2005, and the number of OPPSs is determinable only upon future events, the financial statements do not reflect any impact for these events.

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

      At March 31, 2005, our portfolio included 264 communities with 77,704 apartment homes nationwide. The following table summarizes our market information by major geographic markets (includes real estate held for disposition, real estate under development, and land, but excludes commercial properties):

					Three Months Ended
	As of March 31, 2005				March 31, 2005

	Number of	Number of	Percentage of	Carrying	Average	Average
	Apartment	Apartment	Carrying	Value	Physical	Collections per
	Communities	Homes	Value	(in thousands)	Occupancy	Occupied Home

Southern California	27	7,785	20.9%	$1,107,474	92.6%	$1,063
Tampa, FL	12	4,314	4.7%	247,266	95.2%	776
Houston, TX	16	5,447	4.6%	246,796	92.5%	619
Northern California	7	2,024	4.1%	218,460	93.9%	1,126
Orlando, FL	14	4,140	4.1%	218,018	95.8%	739
Metropolitan DC	7	2,245	4.1%	216,314	94.7%	1,114
Raleigh, NC	11	3,663	4.0%	213,268	94.0%	643
Dallas, TX	11	3,590	3.8%	199,031	95.9%	655
Baltimore, MD	10	2,118	3.1%	163,815	96.0%	941
Columbus, OH	6	2,530	3.0%	156,629	93.5%	666
Nashville, TN	9	2,580	2.9%	152,946	95.2%	688
Richmond, VA	9	2,636	2.7%	140,650	91.9%	786
Monterey Peninsula, CA	8	1,569	2.6%	138,882	89.2%	909
Charlotte, NC	9	2,378	2.6%	137,348	94.0%	599
Phoenix, AZ	7	1,935	2.5%	133,973	93.8%	770
Arlington, TX	8	2,656	2.4%	127,570	95.0%	621
Greensboro, NC	8	2,123	2.0%	108,290	95.2%	585
Seattle, WA	6	1,575	1.9%	100,228	93.2%	750
Denver, CO	3	1,484	1.9%	99,422	92.1%	640
Wilmington, NC	6	1,868	1.8%	94,302	96.1%	672
Portland, OR	6	1,490	1.7%	91,298	93.5%	707
Austin, TX	5	1,425	1.5%	82,181	95.4%	637
Atlanta, GA	6	1,426	1.4%	76,160	92.3%	617
Columbia, SC	6	1,584	1.2%	65,712	93.7%	604
Norfolk, VA	6	1,438	1.2%	61,983	95.2%	799
Jacksonville, FL	3	1,157	1.2%	61,575	95.9%	715
Other Southwestern	10	3,676	3.7%	196,915	93.7%	648
Other Florida	6	1,737	2.2%	118,396	96.5%	813
Other North Carolina	8	1,893	1.5%	79,006	94.3%	624
Other Mid-Atlantic	6	1,156	1.1%	57,143	94.5%	827
Other Virginia	3	820	0.9%	47,642	92.1%	952
Other Southeastern	2	798	0.8%	41,037	95.2%	507
Other Midwestern	3	444	0.4%	23,607	94.0%	697
Real Estate Under Development	—	—	0.9%	49,474	—	—
Land	—	—	0.6%	29,404	—	—

Total	264	77,704	100.0%	$5,302,215	94.1%	$757

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
      We have a shelf registration statement filed with the Securities and Exchange Commission which provides for the issuance of up to an aggregate of $1.5 billion in common shares, preferred shares, and debt securities to facilitate future financing activities in the public capital markets. During the first quarter of 2005, we completed various financing activities under our $1.5 billion shelf registration statement. These activities are summarized in the section titled “Financing Activities” below. As of March 31, 2005, approximately $1.0 billion of equity and debt securities remained available for use under the shelf registration statement. Access to capital markets is dependent on market conditions at the time of issuance.
      In October 2004, we filed a prospectus supplement under the Securities Act of 1933 relating to the offering of up to 5 million shares of our common stock that we may issue and sell through an agent from time to time in “at the market offerings,” as defined in Rule 415 of the Securities Act of 1933. Any sales of these shares will be made under our $1.5 billion shelf registration statement pursuant to a sales agreement that we entered into with the agent in July 2003. The sales price of the common stock that may be sold under the sales agreement will be no lower than the minimum price designated by us prior to the sale. During the fourth quarter of 2004, we sold a total of 472,000 shares of common stock pursuant to the sales agreement at a weighted average sales price of $20.36, for net proceeds to us of approximately $9.4 million. We did not sell any shares of common stock under the sales agreement during the three months ended March 31, 2005.
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
      During the remainder of 2005, we have approximately $21.9 million of secured debt and $71.0 million of unsecured debt maturing and we anticipate repaying that debt with proceeds from borrowings under our secured or unsecured credit facilities, or the issuance of new unsecured debt securities or equity.
Critical Accounting Policies and Estimates
      Our critical accounting policies are those having the most impact on the reporting of our financial condition and results and those requiring significant judgments and estimates. These policies include those related to (1) capital expenditures, (2) impairment of long-lived assets, and (3) real estate investment properties. Our critical accounting policies are described in more detail in the section entitled

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no significant changes in our critical accounting policies from those reported in our 2004 Annual Report on Form 10-K. With respect to these critical accounting policies, management believes that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.
Statements of Cash Flow
      The following discussion explains the changes in net cash provided by operating and financing activities and net cash used in investing activities that are presented in our Consolidated Statements of Cash Flows.

Operating Activities
      For the three months ended March 31, 2005, our cash flow provided by operating activities was $50.4 million compared to $38.3 million for the same period in 2004. The increase in cash flow from operating activities resulted primarily from an increase in property operating income due to the overall increase in our apartment community portfolio (see discussion under “Apartment Community Operations”).

Investing Activities
      For the three months ended March 31, 2005, net cash used in investing activities was $71.2 million compared to $74.8 million for the same period in 2004. Changes in the level of investing activities from period to period reflects our strategy as it relates to our acquisition, capital expenditure, development, and disposition programs, as well as the impact of the capital market environment on these activities, all of which are discussed in further detail below.

Acquisitions
      During the three months ended March 31, 2005, we acquired one apartment community with 715 apartment homes. Our long-term strategic plan is to achieve greater operating efficiencies by investing in fewer, more concentrated markets. As a result, we have been expanding our interests in the fast growing Southern California, Florida, and Metropolitan DC markets over the past two years. During 2005, we plan to continue to channel new investments into those markets we believe will provide the best investment returns. Markets will be targeted based upon defined criteria including past performance, expected job growth, current and anticipated housing supply and demand, and the ability to attract and support household formation.

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
      During the first three months of 2005, we spent $25.1 million or $323 per home on capital expenditures for all of our communities, excluding development. These capital improvements included turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as HVAC equipment, roofs, siding, parking lots, and other non-revenue enhancing capital expenditures, which aggregated $8.4 million or $108 per home. In addition, revenue enhancing capital expenditures, kitchen and bath upgrades, and other extensive interior upgrades totaled $16.7 million or $215 per home.

      The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development and commercial properties for the periods presented:

	Three Months Ended March 31,			Three Months Ended March 31,
	(dollars in thousands)			(per home)

	2005	2004	% Change	2005	2004	% Change

Turnover capital expenditures	$4,578	$3,951	15.9%	$59	$52	13.5%
Other recurring capital expenditures	3,791	2,708	40.0%	49	36	36.1%

Total recurring capital expenditures	8,369	6,659	25.7%	108	88	22.7%
Revenue enhancing improvements	16,715	6,083	174.8%	215	80	168.8%
Major renovations	—	196	-100.0%	—	3	-100.0%

Total capital improvements	$25,084	$12,938	93.9%	$323	$171	88.9%

Repair and maintenance	11,096	9,579	15.8%	143	126	13.5%

Total expenditures	$36,180	$22,517	60.7%	$466	$297	56.9%

      Total capital improvements increased $12.1 million or $152 per home for the three months ended March 31, 2005 compared to the same period in 2004. We will continue to selectively add revenue enhancing improvements which we believe will provide a return on investment substantially in excess of our cost of capital. Recurring capital expenditures during 2005 are currently expected to be approximately $510 per home.

Real Estate Under Development
      Development activity is focused in core markets in which we have strong operations in place. For the three months ended March 31, 2005, we invested approximately $9.8 million on development projects, an increase of $7.4 million from $2.4 million for the same period in 2004.
      The following projects were under development as of March 31, 2005:

	Number of	Completed			Estimated	Expected
	Apartment	Apartment	Cost to Date	Budgeted Cost	Cost Per	Completion
	Homes	Homes	(In thousands)	(In thousands)	Home	Date

Verano at Town Square Rancho Cucamonga, CA	414	—	$33,823	$66,300	$160,100	4Q05
Mandalay on the Lake Irving, TX	369	—	12,785	30,900	83,700	1Q06
2000 Post Phase III San Francisco, CA	24	—	2,866	7,500	312,500	2Q06

	807	—	$49,474	$104,700	$129,700

      In addition, we own seven parcels of land that we continue to hold for future development that had a carrying value at March 31, 2005 of $25.4 million. Three of the seven parcels represent additional phases to existing communities as we plan to add apartment homes adjacent to currently owned communities that are in improving markets.

Disposition of Investments
      For the three months ended March 31, 2005, we sold ten communities with 1,855 apartment homes and 11 townhomes from a community of 36 townhomes for a gross consideration of $72.6 million. We recognized gains for financial reporting purposes of $7.0 million on these sales. Proceeds from the sales were used primarily to reduce debt.
      During 2005, we plan to continue to pursue our strategy of selling properties where long-term growth prospects are limited and redeploying capital into properties that would enhance future growth rates and economies of scale. We intend to use the proceeds from 2005 dispositions to reduce debt, acquire communities, and fund development activity.

Financing Activities
      Net cash provided by financing activities during the three months ended March 31, 2005, was $14.6 million compared to $33.7 million for the same period in 2004. As part of the plan to improve our balance sheet, we utilized proceeds from dispositions, equity and debt offerings, and refinancings to extend maturities, pay down existing debt, and purchase new properties.
      The following is a summary of our financing activities for the three months ended March 31, 2005:

•	Repaid $114.6 million of secured debt, including $20 million outstanding on a $70 million secured credit facility that was terminated, and incurred $8.5 million in prepayment penalties and deferred financing cost write-offs.

•	Sold $50 million aggregate principal amount of 5.25% senior unsecured notes due January 2015 in February 2005 under our medium-term note program. These notes represent a re-opening of the 5.25% senior unsecured notes due January 2015 that were issued in November 2004, and these notes constitute a single series of notes. The February 2005 issuance of these notes brought the aggregate principal amount of the 5.25% senior unsecured notes to $150 million. The net proceeds of approximately $50 million were used for debt repayment and to fund the acquisition of apartment communities.

•	Sold our shares in Rent.com, a leading Internet listing web site in the apartment and rental housing industry, in February 2005. As a result, United Dominion received cash proceeds and recorded a one-time gain of $12.3 million on the sale. As part of the transaction, an additional $0.8 million was placed in escrow and will be recorded as revenue when received.

•	Sold $50 million aggregate principal amount of 5.25% senior unsecured notes due January 2015 in March 2005 under our medium-term note program. These notes represent a re-opening of the 5.25% senior unsecured notes due January 2015 that were issued in November 2004, and these notes constitute a single series of notes. The March 2005 issuance of these notes brought the aggregate principal amount of the 5.25% senior unsecured notes to $200 million. The net proceeds of approximately $50 million were used for debt repayment and to fund the acquisition of apartment communities.
Credit Facilities
      We have four secured revolving credit facilities with Fannie Mae with an aggregate commitment of $860 million. As of March 31, 2005, $656.3 million was outstanding under the Fannie Mae credit facilities leaving $203.7 million of unused capacity. The Fannie Mae credit facilities are for an initial term of ten years, bear interest at floating and fixed rates, and can be extended for an additional five years at our discretion. We have $288.9 million of the funded balance fixed at a weighted average interest rate of 6.4%. The remaining balance on these facilities is currently at a weighted average variable rate of 3.4%.
      We have a $500 million three-year unsecured revolving credit facility that matures in March 2006. If we receive commitments from additional lenders or if the initial lenders increase their commitments, we will be able to increase the credit facility to $650 million. At our option, the credit facility can be extended one year to March 2007. Based on our current credit ratings, the credit facility bears interest at a rate equal to LIBOR plus 90 basis points. As of March 31, 2005, $348.8 million was outstanding under the credit facility leaving $151.2 million of unused capacity.

      The Fannie Mae credit facility and the bank revolving credit facility are subject to customary financial covenants and limitations.
      Information concerning short-term bank borrowings under our credit facility is summarized in the table that follows (dollars in thousands):

	Three Months Ended	Twelve Months Ended
	March 31, 2005	December 31, 2004

Total revolving credit facility	$500,000	$500,000
Borrowings outstanding at end of period	348,800	278,100
Weighted average daily borrowings during the period	151,559	127,665
Maximum daily borrowings during the period	348,800	356,500
Weighted average interest rate during the period	2.8%	2.0%
Weighted average interest rate at end of period	3.2%	2.7%
Funds from Operations
      Funds from operations, or FFO, is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of depreciable property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We compute FFO for all periods presented in accordance with the recommendations set forth by the National Association of Real Estate Investment Trust’s (“NAREIT”) April 1, 2002 White Paper. We consider FFO in evaluating property acquisitions and our operating performance, and believe that FFO should be considered along with, but not as an alternative to, net income as a measure of our operating performance. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles, or GAAP, and is not necessarily indicative of cash available to fund cash needs.
      Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance and defines FFO as net income (computed in accordance with accounting principles generally accepted in the United States), excluding gains (or losses) from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The use of FFO, combined with the required presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. We generally consider FFO to be a useful measure for reviewing our comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. We believe that FFO is the best measure of economic profitability for real estate investment trusts.

      The following table outlines our FFO calculation and reconciliation to generally accepted accounting principles for the three months ended March 31, (dollars and shares in thousands):

	2005	2004

Net income	$14,941	$15,312
Adjustments:
Distributions to preferred stockholders	(3,842)	(5,085)
Real estate depreciation and amortization	51,715	39,111
Minority interests of unitholders in operating partnership	162	209
Real estate depreciation related to unconsolidated entities	62	57
Discontinued Operations:
Real estate depreciation	4	3,800
Minority interests of unitholders in operating partnership	529	397
Net gains on sales of depreciable property	(7,023)	(1,205)

Funds from operations — basic	$56,548	$52,596

Distributions to preferred stockholders — Series D and E (Convertible)	931	2,174

Funds from operations — diluted	$57,479	$54,770

Gains on the disposition of real estate developed for sale	459	—

FFO with gains on the disposition of real estate developed for sale — diluted	$57,938	$54,770

Weighted average number of common shares and OP Units outstanding — basic	144,586	135,901
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	150,187	145,163
      In the computation of diluted FFO, OP units, out-performance partnership shares, and the shares of Series D Cumulative Convertible Redeemable Preferred Stock and Series E Cumulative Convertible Preferred Stock are dilutive; therefore, they are included in the diluted share count. For the three months ended March 31, 2004, distributions to preferred stockholders exclude $1.6 million related to premiums on preferred stock conversions.
      Gains from the disposition of real estate investments developed for sale is defined as net sales proceeds less a tax provision (such development by REITs must be conducted in a taxable REIT subsidiary) and the gross investment basis of the asset before accumulated depreciation. We consider FFO with gains/losses on real estate developed for sale to be a meaningful supplemental measure of performance because the short-term use of funds produce a profit that differs from the traditional long-term investment in real estate for REITs.
      The following is a reconciliation of GAAP gains from the disposition of real estate developed for sale to gross gains from the disposition of real estate developed for sale for the three months ended March 31, (dollars in thousands):

	2005	2004

GAAP gains on the disposition of real estate developed for sale	$466	$—
Less: accumulated depreciation	(7)	—

Gains on the disposition of real estate developed for sale	$459	$—

      The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the three months ended March 31, (shares in thousands):

	2005	2004

Weighted average number of common shares and OP units outstanding — basic	144,586	135,901
Weighted average number of OP units outstanding	(8,519)	(8,917)

Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	136,067	126,984

Weighted average number of common shares, OP units, and common stock equivalents outstanding — diluted	150,187	145,163
Weighted average number of OP units outstanding	(8,519)	(8,917)
Weighted average number of Series A OPPSs outstanding	(1,791)	(1,791)
Weighted average number of Series D preferred shares outstanding	—	(3,077)
Weighted average number of Series E preferred shares outstanding	(2,804)	(3,425)

Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	137,073	127,953

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
      The following is a presentation of cash flow metrics based on generally accepted accounting principles for the three months ended March 31, (dollars in thousands):

	2005	2004

Net cash provided by operating activities	$50,370	$38,255
Net cash used in investing activities	(71,228)	(74,837)
Net cash provided by financing activities	14,615	33,731
Results of Operations
      The following discussion includes the results of both continuing and discontinued operations for the periods presented.

Net Income Available to Common Stockholders
      Net income available to common stockholders was $11.1 million ($0.08 per diluted share) for the quarter ended March 31, 2005, compared to $8.7 million ($0.07 per diluted share) for the same period in the prior year. The increase for the quarter ended March 31, 2005 when compared to the same period in 2004 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	a $12.6 million increase in non-property income,

•	an $11.3 million increase in apartment community operating results,

•	$5.8 million more in gains recognized from the sale of depreciable property,

•	a $1.6 million decrease in premiums paid on preferred stock conversions, and

•	$1.2 million less in preferred stock distributions.

      These increases in income were partially offset by a $10.2 million increase in interest expense, an $8.8 million increase in depreciation and amortization expense, an $8.5 million increase in losses on early debt retirement, and a $2.2 million increase in general and administrative expense during the first quarter of 2005 when compared to the same period in 2004.
Apartment Community Operations
      Our net income is primarily generated from the operation of our apartment communities. The following table summarizes the operating performance of our total apartment portfolio for the three months ended March 31, (dollars in thousands):

	2005	2004	% Change

Property rental income	$174,981	$158,505	10.4%
Property operating expense*	(67,226)	(62,031)	8.4%

Property operating income	$107,755	$96,474	11.7%

Weighted average number of homes	78,006	76,314	2.2%
Physical occupancy**	94.1%	93.1%	1.0%

*	Excludes depreciation, amortization, and property management expenses.

**	Based upon weighted average stabilized homes.
      The following table is our reconciliation of property operating income to net income as reflected on the Consolidated Statements of Operations for the three months ended March 31, (dollars in thousands):

	2005	2004

Property operating income	$107,755	$96,474
Commercial operating income	47	69
Non-property income	12,982	395
Real estate depreciation and amortization	(52,390)	(43,858)
Interest	(39,160)	(28,913)
General and administrative and property management	(11,813)	(9,115)
Other operating expenses	(290)	(270)
Loss on early debt retirement	(8,464)	(5)
Net gain on sale of depreciable property	7,023	1,205
Minority interests	(749)	(670)

Net income per the Consolidated Statements of Operations	$14,941	$15,312

Same Communities
      Our same communities (those communities acquired, developed, and stabilized prior to December 31, 2003 and held on March 31, 2005, which consisted of 63,893 apartment homes) provided 77% of our property operating income for the three months ended March 31, 2005.
      For the first quarter of 2005, same community property operating income increased 3.8% or $3.0 million compared to the same period in 2004. The increase in property operating income was primarily attributable to a 2.7% or $3.6 million increase in revenues from rental and other income that was offset by a 1.1% or $0.6 million increase in operating expenses. The increase in revenues from rental and other income was primarily driven by a 0.9% or $1.3 million increase in rental rates, a 13.4% or $1.3 million decrease in vacancy loss, a 59.9% or $0.2 million decrease in bad debt, a 6.1% or $0.2 million decrease in concession expense, and a 6.8% or $0.6 million increase in utility reimbursement income and fee income. Physical occupancy increased 1.1% to 94.4%.

      The increase in property operating expenses was primarily driven by a 2.3% or $0.3 million increase in real estate taxes, a 130.3% or $0.3 million increase in incentive compensation, and a 2.2% or $0.3 million increase in personnel expense, all of which were offset by a 2.2% or $0.2 million decrease in utilities expense and a 1.4% or $0.1 million decrease in repair and maintenance costs.
      As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property operating income divided by property rental income) increased 0.6% to 61.3%.

Non-Mature Communities
      The remaining 23% of our property operating income during the first three months of 2005 was generated from communities that we classify as “non-mature communities” (primarily those communities acquired or developed during the fourth quarter of 2003, and in 2004 and 2005, sold properties, and those properties classified as real estate held for disposition). The 34 communities with 10,608 apartment homes that we acquired during the fourth quarter of 2003, and in 2004 and 2005 provided $18.4 million of property operating income. The 10 communities with 1,855 apartment homes sold during the first three months of 2005 provided $0.6 million of property operating income. In addition, our development communities, which included 178 apartment homes constructed since January 1, 2003, provided $0.3 million of property operating income during 2005, the one community with 769 apartment homes classified as real estate held for disposition provided $1.4 million of property operating income, and other non-mature communities provided $4.1 million of property operating income for the three months ended March 31, 2005.
Real Estate Depreciation and Amortization
      For the three months ended March 31, 2005, real estate depreciation and amortization on both continuing and discontinued operations increased 20.5% or $8.8 million compared to the same period in 2004, primarily due to the overall increase in the weighted average number of apartment homes and the significant increase in per home acquisition cost compared to the existing portfolio, and other capital expenditures.
Interest Expense
      For the three months ended March 31, 2005, interest expense on both continuing and discontinued operations increased 35.4% or $10.2 million from the same period in 2004 primarily due to the issuance of debt. For the three months ended March 31, 2005, the weighted average amount of debt outstanding increased 51.8% or $1.1 billion compared to the same period in 2004. However, this was partially offset by the weighted average interest rate declining from 5.2% to 5.0% during 2005. The weighted average amount of debt outstanding during 2005 is higher than 2004 as acquisition costs in the last three quarters of 2004 and in 2005 have been funded, in most part, by the issuance of debt. The decrease in the weighted average interest rate during 2005 reflects our ability to take advantage of lower interest rates through refinancing and the utilization of variable rate debt.
General and Administrative
      For the three months ended March 31, 2005, general and administrative expenses increased $2.2 million or 47.2% compared to the same period in 2004 primarily as a result of an increase in incentive compensation costs.
Gains on Sales of Land and Depreciable Property
      For the three months ended March 31, 2005, we recognized gains for financial reporting purposes of $7.0 million compared to $1.2 million for the comparable period in 2004. Changes in the level of gains recognized from period to period reflect the changing level of our divestiture activity from period to period, as well as the extent of gains related to specific properties sold.

eBay Purchase of Rent.com
      On December 16, 2004, eBay announced that it had agreed to acquire privately held Rent.com, a leading Internet listing web site in the apartment and rental housing industry, for approximately $415 million plus acquisition costs, net of Rent.com’s cash on hand. On February 23, 2005, eBay announced that it had completed the acquisition. We owned shares in Rent.com, and as a result of the transaction, we received cash proceeds and recorded a one-time gain of $12.3 million on the sale. As part of the transaction, an additional $0.8 million was placed in escrow and will be recorded as revenue when received.
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
Factors Affecting Our Business and Prospects
      There are many factors that affect our business and the results of our operations, some of which are beyond our control. These factors include:

•	unfavorable changes in apartment market and economic conditions that could adversely affect occupancy levels and rental rates,

•	the failure of acquisitions to achieve anticipated results,

•	possible difficulty in selling apartment communities,

•	the timing and closing of planned dispositions under agreement,

•	competitive factors that may limit our ability to lease apartment homes or increase or maintain rents,

•	insufficient cash flow that could affect our debt financing and create refinancing risk,

•	failure to generate sufficient revenue, which could impair our debt service payments and distributions to stockholders,

•	development and construction risks that may impact our profitability,

•	potential damage from natural disasters, including hurricanes and other weather-related events, which could result in substantial costs,

•	delays in completing developments and lease-ups on schedule,

•	our failure to succeed in new markets,

•	changing interest rates, which could increase interest costs and affect the market price of our securities,

•	potential liability for environmental contamination, which could result in substantial costs,

•	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year, and

•	our internal control over financial reporting may not be considered effective which could result in a loss of investor confidence in our financial reports, and in turn have an adverse effect on our stock price.
      For a discussion of these and other factors affecting our business and prospects, see “Item 1. — Business — Factors Affecting Our Business and Prospects” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
      See our Annual Report on Form 10-K for the year ended December 31, 2004 “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of March 31, 2005, our market risk has not changed materially from the amounts reported on our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.	CONTROLS AND PROCEDURES
      As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. In addition, our Chief Executive Officer and our Chief Financial Officer concluded that during the quarter ended March 31, 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
      On June 3, 1999, our Board of Directors authorized the repurchase in open market transactions, in block transactions, or otherwise, of up to 5.5 million shares of our common stock. On December 5, 2000, our Board of Directors authorized the purchase of up to an additional 5.5 million shares of our common stock in open market transactions, in block purchases or otherwise. As of March 31, 2005, we have repurchased a total of 8,749,763 shares of our common stock under this program. As disclosed in the table below, we did not purchase any shares of our common stock during the quarter ended March 31, 2005.

			Total Number	Maximum Number
			of Shares	of Shares that
			Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs	Programs

January 1, 2005 through January 31, 2005	0	N/A	0	2,250,237
February 1, 2005 through February 28, 2005	0	N/A	0	2,250,237
March 1, 2005 through March 31, 2005	0	N/A	0	2,250,237

Total	0	N/A	0	2,250,237

Item 6.	EXHIBITS
      The exhibits filed with this Report are set forth in the Exhibit Index.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

United Dominion Realty Trust, Inc.
(Registrant)
Date: May 9, 2005

/s/ Christopher D. Genry

Christopher D. Genry
Executive Vice President and Chief Financial Officer
Date: May 9, 2005

/s/ Scott A. Shanaberger

Scott A. Shanaberger
Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Articles of Merger between the Company and United Dominion Realty Trust, Inc., a Virginia corporation, filed with the State Department of Assessments and Taxation of the State of Maryland (incorporated by reference to Exhibit 2.01 to the Company’s Current Report on Form 8-K dated and filed with the Commission on June 11, 2003, Commission File No. 1-10524).
2.2	Certificate of Correction to Articles of Merger between the Company and United Dominion Realty Trust, Inc., a Virginia corporation, filed with the State Department of Assessments and Taxation of the State of Maryland on March 21, 2005 (incorporated by reference to Exhibit 2.02 to the Company’s Current Report on Form 8-K dated March 17, 2005 and filed with the Commission on March 22, 2005, Commission File No. 1-10524).
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit A to Exhibit 2.01 to the Company’s Current Report on Form 8-K dated and filed with the Commission on June 11, 2003, Commission File No. 1-10524).
3.2	Articles Supplementary filed with the State Department of Assessments and Taxation of the State of Maryland on March 21, 2005 (incorporated by reference to Exhibit 3.02 to the Company’s Current Report on Form 8-K dated March 17, 2005 and filed with the Commission on March 22, 2005, Commission File No. 1-10524).
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation filed with the State Department of Assessments and Taxation of the State of Maryland on March 21, 2005 (incorporated by reference to Exhibit 3.03 to the Company’s Current Report on Form 8-K dated March 17, 2005 and filed with the Commission on March 22, 2005, Commission File No. 1-10524).
3.4	Certificate of Correction to Articles of Merger (see Exhibit 2.2).
4.1	Medium-Term Note due January 2015, issued February 14, 2005 (incorporated by reference to Exhibit 4.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-10524).
4.2	Medium-Term Note due January 2015, issued March 8, 2005 (incorporated by reference to Exhibit 4.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-10524).
4.3	Medium-Term Note due January 2015, issued May 3, 2005.
10.1	Compensation Summary (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-10524).
12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.