Form 10-Q
period 2005-06-30
UNITED DOMINION REALTY TRUST INC
filed 2005-08-09
CIK 74208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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
(Address of principal executive offices) (zip code)
(720) 283-6120
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No
      The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of August 2, 2005 was 137,172,473.

UNITED DOMINION REALTY TRUST, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
UNITED DOMINION REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)
(Unaudited)

	June 30,	December 31,
	2005	2004

ASSETS
Real estate owned:
Real estate held for investment	$5,055,626	$4,845,930
Less: accumulated depreciation	(1,025,886)	(932,149)

	4,029,740	3,913,781
Real estate under development	90,623	64,921
Real estate held for disposition (net of accumulated depreciation of $46,032 and $75,738)	139,811	256,707

Total real estate owned, net of accumulated depreciation	4,260,174	4,235,409
Cash and cash equivalents	6,167	7,904
Overnight investment	11,290	—
Restricted cash	4,424	6,086
Deferred financing costs, net	27,626	25,151
Investment in unconsolidated development joint venture	363	458
Funds held in escrow from 1031 exchanges pending the acquisition of real estate	—	17,039
Note receivable	5,000	5,000
Other assets	41,686	34,266
Other assets — real estate held for disposition	6,511	688

Total assets	$4,363,241	$4,332,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured debt	$1,062,873	$1,186,140
Secured debt — real estate held for disposition	14,946	11,784
Unsecured debt	1,848,668	1,682,058
Real estate taxes payable	24,683	28,394
Accrued interest payable	28,231	18,773
Security deposits and prepaid rent	24,765	24,394
Distributions payable	45,850	44,624
Accounts payable, accrued expenses, and other liabilities	50,376	49,837
Other liabilities — real estate held for disposition	3,695	6,953

Total liabilities	3,104,087	3,052,957
Minority interests	79,195	83,593
Stockholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized
5,416,009 shares 8.60% Series B Cumulative Redeemable issued and outstanding (5,416,009 in 2004)	135,400	135,400
2,803,812 shares 8.00% Series E Cumulative Convertible issued and outstanding (2,803,812 in 2004)	46,571	46,571
Common stock, $1 par value; 250,000,000 shares authorized;
137,104,879 shares issued and outstanding (136,429,592 in 2004)	137,105	136,430
Additional paid-in capital	1,627,639	1,614,916
Distributions in excess of net income	(754,438)	(731,808)
Deferred compensation — unearned restricted stock awards	(12,318)	(6,058)

Total stockholders’ equity	1,179,959	1,195,451

Total liabilities and stockholders’ equity	$4,363,241	$4,332,001

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

REVENUES
Rental income	$169,427	$140,651	$334,489	$277,480
Non-property income:
Sale of technology investment	—	—	12,306	—
Other income	39	1,062	657	1,406

	39	1,062	12,963	1,406

Total revenues	169,466	141,713	347,452	278,886

EXPENSES
Rental expenses:
Real estate taxes and insurance	19,533	16,849	39,454	33,462
Personnel	17,413	14,231	34,098	28,390
Utilities	9,405	8,014	19,301	16,843
Repair and maintenance	10,543	9,289	20,852	17,436
Administrative and marketing	5,822	4,895	11,586	9,646
Property management	4,844	4,390	9,657	8,751
Other operating expenses	290	291	580	561
Real estate depreciation and amortization	51,372	39,151	101,530	76,574
Interest	39,079	29,084	78,012	57,770
General and administrative	4,909	4,627	11,908	9,381
Loss on early debt retirement	18	—	6,785	5
Other depreciation and amortization	677	810	1,337	1,703

Total expenses	163,905	131,631	335,100	260,522

Income before minority interests and discontinued operations	5,561	10,082	12,352	18,364
Minority interests of outside partnerships	(54)	(50)	(112)	(115)
Minority interests of unitholders in operating partnerships	(107)	(208)	(277)	(322)

Income before discontinued operations, net of minority interests	5,400	9,824	11,963	17,927
Income from discontinued operations, net of minority interests	47,041	18,687	55,420	25,896

Net income	52,441	28,511	67,383	43,823
Distributions to preferred stockholders — Series B	(2,911)	(2,911)	(5,822)	(5,822)
Distributions to preferred stockholders — Series D (Convertible)	—	(1,045)	—	(2,080)
Distributions to preferred stockholders — Series E (Convertible)	(931)	(1,138)	(1,863)	(2,276)
Premium on preferred stock conversions	—	(1,562)	—	(3,125)

Net income available to common stockholders	$48,599	$21,855	$59,698	$30,520

Earnings per weighted average common share — basic and diluted:
Income from continuing operations available to common stockholders, net of minority interests	$0.01	$0.02	$0.03	$0.04
Income from discontinued operations, net of minority interests	$0.35	$0.15	$0.41	$0.20
Net income available to common stockholders	$0.36	$0.17	$0.44	$0.24
Common distributions declared per share	$0.3000	$0.2925	$0.6000	$0.5850
Weighted average number of common shares outstanding — basic	136,150	127,150	136,108	127,057
Weighted average number of common shares outstanding — diluted	137,051	128,065	137,062	127,996
See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)
(Unaudited)

	Six Months Ended
	June 30,

	2005	2004

Operating Activities
Net income	$67,383	$43,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,774	87,944
Net gains on sales of land and depreciable property	(53,804)	(15,019)
Gain on the sale of technology investment	(12,306)	—
Minority interests	3,833	2,199
Amortization of deferred financing costs and other	4,689	3,199
Changes in operating assets and liabilities:
Increase in operating assets	(3,006)	(4,670)
Decrease in operating liabilities	(861)	(10,715)

Net cash provided by operating activities	110,702	106,761
Investing Activities
Proceeds from sales of real estate investments, net	170,620	56,943
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	(172,603)	(143,019)
Development of real estate assets	(22,687)	(10,759)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(53,335)	(31,146)
Capital expenditures — non-real estate assets	(1,055)	(862)
Proceeds from the sale of technology investment	12,306	—
Increase in funds due to overnight investment	(11,290)	—
Decrease in funds held in escrow from 1031 exchanges pending the acquisition of real estate	17,039	12,108

Net cash used in investing activities	(61,005)	(116,735)
Financing Activities
Scheduled principal payments on secured debt	(6,702)	(38,220)
Non-scheduled principal payments on secured debt	(125,221)	(21,474)
Proceeds from the issuance of unsecured debt	161,802	246,973
Payments on unsecured debt	(21,100)	(46,585)
Net proceeds/(repayment) of revolving bank debt	37,900	(45,600)
Payment of financing costs	(6,112)	(2,520)
Proceeds from the issuance of common stock	3,010	2,704
Proceeds from the repayment of officer loans	—	459
Proceeds from the issuance of performance shares	—	80
Distributions paid to minority interests	(6,224)	(6,031)
Distributions paid to preferred stockholders	(7,685)	(10,160)
Distributions paid to common stockholders	(81,102)	(73,723)

Net cash (used in)/provided by financing activities	(51,434)	5,903
Net decrease in cash and cash equivalents	(1,737)	(4,071)
Cash and cash equivalents, beginning of period	7,904	4,824

Cash and cash equivalents, end of period	$6,167	$753

Supplemental Information:
Interest paid during the period	$73,614	$54,736
Non-cash transactions:
Conversion of operating partnership minority interests to common stock (84,380 shares in 2005 and 81,021 shares in 2004)	1,317	641
Issuance of restricted stock awards	8,381	3,600
Cancellation of a note receivable with the acquisition of a property	—	8,000
Secured debt assumed with the acquisition of a property	—	41,324
Receipt of a note receivable in connection with sales of real estate investments	—	75,586
Deferred gain in connection with sales of real estate investments	—	11,413
See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

							Deferred
	Preferred Stock		Common Stock			Distributions in	Compensation-
					Paid-in	Excess of Net	Unearned Restricted
	Shares	Amount	Shares	Amount	Capital	Income	Stock Awards	Total

Balance, December 31, 2004	8,219,821	$181,971	136,429,592	$136,430	$1,614,916	$(731,808)	$(6,058)	$1,195,451

Comprehensive Income
Net income						67,383		67,383

Comprehensive income						67,383		67,383

Issuance of common shares to employees, officers, and director-stockholders			221,999	222	2,116			2,338
Issuance of common shares through dividend reinvestment and stock purchase plan			30,296	30	642			672
Issuance of restricted stock awards			338,612	339	8,042		(8,381)	—
Adjustment for conversion of minority interests of unitholders in operating partnerships			84,380	84	1,233			1,317
Adjustment for conversion of minority interests in Series B LLC					690			690
Common stock distributions declared ($0.6000 per share)						(82,328)		(82,328)
Preferred stock distributions declared-Series B ($1.0750 per share)						(5,822)		(5,822)
Preferred stock distributions declared-Series E ($0.6644 per share)						(1,863)		(1,863)
Amortization of deferred compensation							2,121	2,121

Balance, June 30, 2005	8,219,821	$181,971	137,104,879	$137,105	$1,627,639	$(754,438)	$(12,318)	$1,179,959

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)

1.	Consolidation and Basis of Presentation
      United Dominion Realty Trust, Inc. is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages middle-market apartment communities nationwide. The accompanying consolidated financial statements include the accounts of United Dominion and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership”), and Heritage Communities L.P. (the “Heritage OP”) (collectively, “United Dominion”). As of June 30, 2005, there were 166,061,749 units in the Operating Partnership outstanding, of which 156,107,518 units or 94.0% were owned by United Dominion and 9,954,231 units or 6.0% were owned by limited partners (of which 1,791,329 are owned by the holders of the Series A OPPS, see Note 6). As of June 30, 2005, there were 5,542,200 units in the Heritage OP outstanding, of which 5,201,355 units or 93.9% were owned by United Dominion and 340,845 units or 6.1% were owned by limited partners. The consolidated financial statements of United Dominion include the minority interests of the unitholders in the Operating Partnership and the Heritage OP. All significant intercompany accounts and transactions have been eliminated in consolidation.
      The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and related notes appearing in United Dominion’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission as updated by the Current Report on Form 8-K filed May 19, 2005.
      In the opinion of management, the consolidated financial statements reflect all adjustments which are necessary for the fair presentation of financial position at June 30, 2005 and results of operations for the interim periods ended June 30, 2005 and 2004. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year.
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
      In June 2005, the FASB ratified its consensus in EITF Issue 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (Issue 04-05). The effective date for Issue 04-05 is June 29, 2005 for all new or modified partnerships and January 1, 2006 for our remaining partnerships for the applicable provisions. The adoption of the provisions of EITF 04-05 is not anticipated to have a material impact on our financial position or results of operations.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Real Estate Held for Investment
      At June 30, 2005, there are 252 communities with 73,784 apartment homes classified as real estate held for investment. The following table summarizes the components of real estate held for investment (dollars in thousands):

	June 30,	December 31,
	2005	2004

Land and land improvements	$1,224,539	$1,159,979
Buildings and improvements	3,596,316	3,463,830
Furniture, fixtures, and equipment	234,771	222,121

Real estate held for investment	5,055,626	4,845,930
Accumulated depreciation	(1,025,886)	(932,149)

Real estate held for investment, net	$4,029,740	$3,913,781

3.	Income from Discontinued Operations
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
      For purposes of these financial statements, FAS 144 results in the presentation of the primary assets and liabilities and the net operating results of those properties sold or classified as held for disposition through June 30, 2005, as discontinued operations for all periods presented. The adoption of FAS 144 does not have an impact on net income available to common stockholders. FAS 144 only results in the reclassification of the operating results of all properties sold or classified as held for disposition through June 30, 2005, within the Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004, and the reclassification of the assets and liabilities within the Consolidated Balance Sheets for 2005 and 2004.
      For the six months ended June 30, 2005, United Dominion sold 11 communities with 2,623 apartment homes, 12 townhomes from a community of 36 townhomes, 26 condominiums from a community of 152 condominiums, and one parcel of land. We recognized gains for financial reporting purposes of $53.8 million on these sales. At June 30, 2005, United Dominion had 11 communities with a total of 3,505 apartment homes and a net book value of $134.7 million and two parcels of land with a net book value of $5.1 million included in real estate held for disposition. For the year ended December 31, 2004, United Dominion sold 19 communities with a total of 5,425 apartment homes, 24 townhomes from a community of 36 townhomes, and one parcel of land. The results of operations for these properties and the interest expense associated with the secured debt on these properties are classified on the Consolidated Statements of Operations in the line item titled “Income from discontinued operations, net of minority interests.”

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of income from discontinued operations for the periods presented, (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Rental income	$6,768	$19,040	$16,780	$40,831
Non-property income	—	—	8	—

	6,768	19,040	16,788	40,831
Rental expenses	3,250	8,558	7,909	18,097
Real estate depreciation	331	4,082	1,892	9,571
Interest	—	213	215	427
Loss on early debt retirement	—	—	1,697	—
Other expenses	4	43	15	97

	3,585	12,896	11,728	28,192
Income before net gain on sale of depreciable property and minority interests	3,183	6,144	5,060	12,639
Net gain on sale of depreciable property	46,781	13,814	53,804	15,019

Income before minority interests	49,964	19,958	58,864	27,658
Minority interests on income from discontinued operations	(2,923)	(1,271)	(3,444)	(1,762)

Income from discontinued operations, net of minority interests	$47,041	$18,687	$55,420	$25,896

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Secured Debt
      Secured debt on continuing and discontinued operations, which encumbers $1.8 billion or 33.3% of United Dominion’s real estate owned based upon book value ($3.5 billion or 66.7% of United Dominion’s real estate owned is unencumbered) consists of the following as of June 30, 2005 (dollars in thousands):

			Weighted	Weighted	Number of
	Principal Outstanding		Average	Average	Communities
			Interest Rate	Years to Maturity	Encumbered
	June 30,	December 31,
	2005	2004	2005	2005	2005

Fixed Rate Debt
Mortgage notes payable	$334,146	$428,223	5.35%	6.0	13
Tax-exempt secured notes payable	26,595	39,160	5.85%	19.6	3
Fannie Mae credit facilities	288,875	288,875	6.40%	5.7	9

Total fixed rate secured debt	649,616	756,258	5.84%	6.4	25
Variable Rate Debt
Mortgage notes payable	52,964	45,758	4.30%	6.3	4
Tax-exempt secured note payable	7,770	7,770	2.45%	23.0	1
Fannie Mae credit facilities	367,469	367,469	3.68%	7.2	47
Freddie Mac credit facility	—	20,669	n/a	n/a	n/a

Total variable rate secured debt	428,203	441,666	3.73%	7.4	52

Total secured debt	$1,077,819	$1,197,924	5.00%	6.8	77

      During the three months ended June 30, 2005 we elected to convert a $75 million variable rate debt placement to a fixed rate of 4.86%. The rate, currently at 3.77%, will float until December 1, 2005 and then convert to a 7-year fixed rate of 4.86%. Had the fixed rate been in effect at June 30, 2005, the weighted average interest rate for the fixed rate, variable rate and total secured debt would have been 5.74%, 3.72%, and 5.08%, respectively.
      Approximate principal payments due during each of the next five calendar years and thereafter, as of June 30, 2005, are as follows (dollars in thousands):

			Total
	Fixed Rate	Variable Rate	Secured
Year	Maturities	Maturities	Maturities

2005	$2,904	$769	$3,673
2006	33,943	5,201	39,144
2007	81,189	1,573	82,762
2008	8,740	8,006	16,746
2009	4,172	—	4,172
Thereafter	518,668	412,654	931,322

	$649,616	$428,203	$1,077,819

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

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Unsecured Debt
      A summary of unsecured debt as of June 30, 2005 and December 31, 2004 is as follows (dollars in thousands):

	2005	2004

Commercial Banks
Borrowings outstanding under an unsecured credit facility due May 2008(a)	$316,000	$278,100
Senior Unsecured Notes — Other
7.73% Medium-Term Notes due April 2005	—	21,100
7.02% Medium-Term Notes due November 2005	49,760	49,760
Verano Construction Loan due February 2006	24,820	24,820
7.95% Medium-Term Notes due July 2006	85,374	85,374
7.07% Medium-Term Notes due November 2006	25,000	25,000
7.25% Notes due January 2007	92,255	92,255
4.30% Medium-Term Notes due July 2007	75,000	75,000
4.50% Medium-Term Notes due March 2008	200,000	200,000
ABAG Tax-Exempt Bonds due August 2008	46,700	46,700
8.50% Monthly Income Notes due November 2008	29,081	29,081
4.25% Medium-Term Notes due January 2009	50,000	50,000
6.50% Notes due June 2009	200,000	200,000
3.90% Medium-Term Notes due March 2010	50,000	50,000
5.00% Medium-Term Notes due January 2012	100,000	100,000
5.13% Medium-Term Notes due January 2014	200,000	200,000
5.25% Medium-Term Notes due January 2015	250,000	100,000
8.50% Debentures due September 2024	54,118	54,118
Other(b)	560	750

	1,532,668	1,403,958

Total Unsecured Debt	$1,848,668	$1,682,058

(a)	During the second quarter of 2005, United Dominion amended and restated its $500 million unsecured revolving credit facility and extended the term an additional two years. The credit facility matures on May 31, 2008, and at United Dominion’s option, can be extended for an additional year. United Dominion has the right to increase the credit facility to $750 million if the initial lenders increase their commitments or we receive commitments from additional lenders. Based on United Dominion’s current credit ratings, the credit facility carries an interest rate equal to LIBOR plus a spread of 57.5 basis points, which represents a 12.5 basis point reduction to the previous unsecured revolver, and the facility fee was reduced from 20 basis points to 15 basis points. Under a competitive bid feature and for so long as United Dominion maintains an Investment Grade Rating, United Dominion has the right to bid out 100% of the commitment amount.

(b)	Represents deferred gains from the termination of interest rate risk management agreements.

6.	Earnings Per Share
      Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed based upon the weighted average number of common shares outstanding plus the effect of dilutive stock options and other

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on United Dominion’s average stock price.
      The following table sets forth the computation of basic and diluted earnings per share for the periods presented, (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Numerator for basic and diluted earnings per share —
Net income available to common stockholders	$48,599	$21,855	$59,698	$30,520

Denominator:
Denominator for basic earnings per share —
Weighted average common shares outstanding	136,971	127,764	136,942	127,642
Non-vested restricted stock awards	(821)	(614)	(834)	(585)

	136,150	127,150	136,108	127,057

Effect of dilutive securities:
Employee stock options and non-vested restricted stock awards	901	915	954	939

Denominator for diluted earnings per share	137,051	128,065	137,062	127,996

Basic and diluted earnings per share	$0.36	$0.17	$0.44	$0.24

      The effect of the conversion of the operating partnership units, Series A Out-Performance Partnership Shares, and convertible preferred stock is not dilutive and is therefore not included in the above calculations. If the operating partnership units were converted to common stock, the additional shares of common stock outstanding for the three and six months ended June 30, 2005 would be 8,507,349 and 8,512,674 weighted average common shares, and 8,680,217 and 8,683,229 weighted average common shares for the three and six months ended June 30, 2004. If the Series A Out-Performance Partnership Shares were converted to common stock, the additional shares of common stock outstanding for the three and six months ended June 30, 2005 and 2004 would be 1,791,329 weighted average common shares. If the convertible preferred stock were converted to common stock, the additional shares of common stock outstanding for the three and six months ended June 30, 2005 would be 2,803,812 weighted average common shares, and 6,502,140 weighted average common shares for the three and six months ended June 30, 2004, respectively.

7.	Comprehensive Income
      Total comprehensive income for the three and six months ended June 30, 2005 and 2004, was $52.4 million and $67.4 million for 2005 and $29.5 million and $45.7 million for 2004, respectively. The difference between net income and total comprehensive income is primarily due to the fair value accounting for interest rate swaps in 2004.

8.	Commitments and Contingencies
Commitments
      United Dominion is committed to completing its real estate under development, which has an estimated cost to complete of $76.3 million at June 30, 2005.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Contingencies

Series B Out-Performance Program
      In May 2003, the stockholders of United Dominion approved the Series B Out-Performance Program (the “Series B Program”) pursuant to which certain executive officers of United Dominion (the “Series B Participants”) were given the opportunity to invest indirectly in United Dominion by purchasing interests in a limited liability company (the “Series B LLC”), the only asset of which is a special class of partnership units of United Dominion Realty, L.P. (“Series B Out-Performance Partnership Shares” or “Series B OPPSs”). The purchase price for the Series B OPPSs was determined by United Dominion’s board of directors to be $1 million, assuming 100% participation, and was based upon the advice of an independent valuation expert. The Series B Program measured the cumulative total return on our common stock over the 24-month period from June 1, 2003 to May 31, 2005.
      The Series B Program was designed to provide participants with the possibility of substantial returns on their investment if the total cumulative return on United Dominion’s common stock, as measured by the cumulative amount of dividends paid plus share price appreciation during the measurement period (a) exceeded the cumulative total return of the Morgan Stanley REIT Index peer group index over the same period; and (b) was at least the equivalent of a 22% total return, or 11% annualized.
      At the conclusion of the measurement period on May 31, 2005, United Dominion’s total cumulative return did not satisfy these criteria, and therefore, the Series B LLC as holder of the Series B OPPSs did not receive (for the indirect benefit of the Series B Participants as holders of interests in the Series B LLC) distributions and allocations of income and loss from the Operating Partnership (accounted for on a consistent basis with all other OP Units) equal to the distributions and allocations that would be received on the number of OP Units. As a result, the investment made by the holders of the Series B OPPSs was forfeited.

Series C Out-Performance Program
      In May 2005, the stockholders of United Dominion approved the Series C Out-Performance Program (the “Series C Program”) pursuant to which certain executive officers and other key employees of United Dominion (the “Series C Participants”) were given the opportunity to invest indirectly in United Dominion by purchasing interests in UDR Out-Performance III, LLC, a Delaware limited liability company (the “Series C LLC”), the only asset of which is a special class of partnership units of United Dominion Realty, L.P. (“Series C Out-Performance Partnership Shares” or “Series C OPPSs”). The purchase price for the Series C OPPSs was determined by the Compensation Committee of United Dominion’s board of directors to be $750,000, assuming 100% participation, and was based upon the advice of an independent valuation expert. The Series C Program will measure the cumulative total return on our common stock over the 36-month period from June 1, 2005 to May 30, 2008.
      The Series C Program is designed to provide participants with the possibility of substantial returns on their investment if the total cumulative return on United Dominion’s common stock, as measured by the cumulative amount of dividends paid plus share price appreciation during the measurement period is at least the equivalent of a 36% total return, or 12% annualized (“Minimum Return”).
      At the conclusion of the measurement period, if United Dominion’s total cumulative return satisfies these criteria, the Series C LLC as holder of the Series C OPPSs will receive (for the indirect benefit of the Series C Participants as holders of interests in the Series C LLC) distributions and allocations of

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
income and loss from the Operating Partnership equal to the distributions and allocations that would be received on the number of OP Units obtained by:

i. determining the amount by which the cumulative total return of United Dominion’s common stock over the measurement period exceeds the Minimum Return (such excess being the “Excess Return”);

ii. multiplying 2% of the Excess Return by United Dominion’s market capitalization (defined as the average number of shares outstanding over the 36-month period, including common stock, OP Units and common stock equivalents) multiplied by the daily closing price of United Dominion’s common stock, up to a maximum of 1% of market capitalization; and

iii. dividing the number obtained in (ii) by the market value of one share of United Dominion’s common stock on the valuation date, determined by the volume-weighted average price per day of common stock for the 20 trading days immediately preceding the valuation date.
      If, on the valuation date, the cumulative total return of United Dominion’s common stock does not meet the Minimum Return, then the Series C Participants will forfeit their entire initial investment.
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

9.	Subsequent Event
      On July 27, 2005, we filed with the State Department of Assessments and Taxation of the State of Maryland Articles of Amendment amending our Amended and Restated Articles of Incorporation. These Articles of Amendment increased the number of shares of common stock which we are authorized to issue from 250,000,000 shares to 550,000,000 shares and changed the par value of our common stock from $1.00 per share to $0.01 per share. On July 28, 2005, we filed Articles Supplementary with the State Department of Assessments and Taxation relating to the reclassification of 300,000,000 shares of our common stock into a series designated as Excess Stock, having a par value of $0.01 per share. The reclassification decreases the number of shares classified as common stock from 550,000,000 shares immediately prior to the reclassification to 250,000,000 shares immediately after the reclassification.

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

      At June 30, 2005, our portfolio included 263 communities with 77,289 apartment homes nationwide. The following table summarizes our market information by major geographic markets (includes real estate held for disposition, real estate under development, and land, but excludes commercial properties):

					Three Months Ended		Six Months Ended
	As of June 30, 2005				June 30, 2005		June 30, 2005

	Number of	Number of	Percentage of		Average	Average	Average	Average
	Apartment	Apartment	Carrying	Carrying Value	Physical	Collections per	Physical	Collections per
	Communities	Homes	Value	(in thousands)	Occupancy	Occupied Home(a)	Occupancy	Occupied Home(a)

Southern California	26	7,017	19.7%	$1,049,780	94.2%	$1,202	93.4%	$1,138
Tampa, FL	12	4,314	4.7%	249,645	94.6%	792	94.9%	784
Houston, TX	16	5,447	4.7%	248,216	93.5%	620	93.0%	619
Northern California	7	2,024	4.1%	220,639	94.3%	1,142	94.1%	1,134
Orlando, FL	14	4,140	4.1%	219,842	95.4%	752	95.6%	746
Metropolitan DC	7	2,219	4.0%	214,808	92.7%	1,136	93.7%	1,131
Raleigh, NC	11	3,663	4.0%	214,514	93.6%	644	93.8%	643
Dallas, TX	11	3,590	3.8%	199,965	95.2%	648	95.5%	652
Baltimore, MD	10	2,118	3.1%	164,904	95.9%	951	96.0%	945
Columbus, OH	6	2,530	3.0%	157,276	91.4%	678	92.4%	672
Nashville, TN	9	2,580	2.9%	153,771	95.0%	691	95.1%	690
Richmond, VA	9	2,636	2.7%	145,104	92.5%	798	92.2%	807
Monterey Peninsula, CA	7	1,568	2.6%	139,050	93.1%	921	91.5%	911
Charlotte, NC	9	2,358	2.6%	137,906	94.4%	597	94.2%	601
Phoenix, AZ	7	1,935	2.6%	135,536	91.0%	789	92.4%	779
Arlington, TX	8	2,656	2.4%	128,179	94.0%	620	94.5%	620
Greensboro, NC	8	2,123	2.0%	108,634	94.4%	575	94.8%	580
Seattle, WA	6	1,575	1.9%	100,378	94.1%	771	93.6%	761
Jacksonville, FL	4	1,557	1.9%	99,538	95.9%	549	95.9%	540
Denver, CO	3	1,484	1.9%	99,512	90.9%	632	91.5%	636
Wilmington, NC	6	1,868	1.8%	94,699	96.7%	685	96.4%	679
Portland, OR	6	1,490	1.7%	92,059	89.3%	687	91.4%	698
Austin, TX	5	1,425	1.6%	82,405	95.1%	646	95.3%	641
Atlanta, GA	6	1,426	1.4%	76,443	92.4%	621	92.4%	619
Columbia, SC	6	1,584	1.2%	66,230	95.9%	607	94.8%	605
Norfolk, VA	6	1,438	1.2%	63,847	95.4%	819	95.3%	809
Other Southwestern	10	3,676	3.7%	197,658	95.0%	646	94.7%	644
Other Florida	6	1,737	2.2%	118,769	95.7%	823	96.1%	818
Other North Carolina	8	1,893	1.5%	79,320	93.3%	622	93.8%	623
Other Mid-Atlantic	6	1,156	1.1%	57,643	95.9%	838	95.2%	833
Other Virginia	3	820	0.9%	48,025	94.0%	965	93.1%	958
Other Southeastern	2	798	0.8%	41,111	94.8%	510	95.0%	509
Other Midwestern	3	444	0.4%	23,697	93.3%	695	93.6%	697
Real Estate Under Development	—	—	1.3%	68,921	—	—	—	—
Land	—	—	0.5%	25,722	—	—	—	—

Total	263	77,289	100.0%	$5,323,746	94.1%	$769	94.1%	$761

(a)	Average Collections per Occupied Home represents net rental income plus fee income, excluding utility reimbursements, divided by occupancy and multiplied by the number of mature apartment homes.

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
      We have a shelf registration statement filed with the Securities and Exchange Commission which provides for the issuance of up to an aggregate of $1.5 billion in common shares, preferred shares, and debt securities to facilitate future financing activities in the public capital markets. During the first six months of 2005, we completed various financing activities under our $1.5 billion shelf registration statement. These activities are summarized in the section titled “Financing Activities” below. As of June 30, 2005, approximately $1.0 billion of equity and debt securities remained available for use under the shelf registration statement. Access to capital markets is dependent on market conditions at the time of issuance.
      In October 2004, we filed a prospectus supplement under the Securities Act of 1933 relating to the offering of up to 5 million shares of our common stock that we may issue and sell through an agent from time to time in “at the market offerings,” as defined in Rule 415 of the Securities Act of 1933. Any sales of these shares will be made under our $1.5 billion shelf registration statement pursuant to a sales agreement that we entered into with the agent in July 2003. The sales price of the common stock that may be sold under the sales agreement will be no lower than the minimum price designated by us prior to the sale. During the fourth quarter of 2004, we sold a total of 472,000 shares of common stock pursuant to the sales agreement at a weighted average sales price of $20.36, for net proceeds to us of approximately $9.4 million. We did not sell any shares of common stock under the sales agreement during the six months ended June 30, 2005.
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
      During the remainder of 2005, we have approximately $3.7 million of secured debt and $49.8 million of unsecured debt maturing and we anticipate repaying that debt with proceeds from borrowings under our secured or unsecured credit facilities, or the issuance of new unsecured debt securities or equity.

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

Operating Activities
      For the six months ended June 30, 2005, our cash flow provided by operating activities was $110.7 million compared to $106.8 million for the same period in 2004. The increase in cash flow from operating activities resulted primarily from an increase in property operating income due to the overall increase in our apartment community portfolio (see discussion under “Apartment Community Operations”).

Investing Activities
      For the six months ended June 30, 2005, net cash used in investing activities was $61.0 million compared to $116.7 million for the same period in 2004. Changes in the level of investing activities from period to period reflects our strategy as it relates to our acquisition, capital expenditure, development, and disposition programs, as well as the impact of the capital market environment on these activities, all of which are discussed in further detail below.

Acquisitions
      During the six months ended June 30, 2005, we acquired two apartment communities with 1,115 apartment homes and one parcel of land. Our long-term strategic plan is to achieve greater operating efficiencies by investing in fewer, more concentrated markets. As a result, we have been expanding our interests in the fast growing Southern California, Florida, and Metropolitan DC markets over the past two years. During 2005, we plan to continue to channel new investments into those markets we believe will provide the best investment returns. Markets will be targeted based upon defined criteria including past performance, expected job growth, current and anticipated housing supply and demand, and the ability to attract and support household formation.

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
      During the first six months of 2005, we spent $53.3 million or $690 per home on capital expenditures for all of our communities, excluding development and commercial properties. These capital improvements included turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as HVAC equipment, roofs, siding, parking lots, and other non-revenue enhancing capital expenditures, which aggregated $18.4 million or $238 per home. In addition, revenue enhancing capital expenditures, kitchen and bath upgrades, and other extensive interior upgrades totaled $30.1 million or $390 per home and major renovations totaled $4.8 million or $62 per home for the six months ended June 30, 2005.
      The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development and commercial properties for the periods presented:

	Six Months Ended June 30,			Six Months Ended June 30,
	(dollars in thousands)			(per home)

	2005	2004	% Change	2005	2004	% Change

Turnover capital expenditures	$9,171	$8,173	12.2%	$119	$107	11.2%
Other recurring capital expenditures	9,200	7,698	19.5%	119	101	17.8%

Total recurring capital expenditures	18,371	15,871	15.8%	238	208	14.4%
Revenue enhancing improvements	30,142	15,050	100.3%	390	198	97.0%
Major renovations	4,822	233	1969.5%	62	3	1966.7%

Total capital improvements	$53,335	$31,154	71.2%	$690	$409	68.7%

Repair and maintenance	$22,055	$20,389	8.2%	$285	$268	6.3%

Total expenditures	$75,390	$51,543	46.3%	$975	$677	44.0%

      Total capital improvements increased $22.2 million or $281 per home for the six months ended June 30, 2005 compared to the same period in 2004. We will continue to selectively add revenue enhancing improvements which we believe will provide a return on investment substantially in excess of our cost of capital. Recurring capital expenditures during 2005 are currently expected to be approximately $510 per home.

Real Estate Under Development
      Development activity is focused in core markets in which we have strong operations in place. For the six months ended June 30, 2005, we invested approximately $22.7 million on development projects, an increase of $11.9 million from $10.8 million for the same period in 2004.
      The following projects were under development as of June 30, 2005:

	Number of	Completed	Cost to	Budgeted	Estimated	Expected
	Apartment	Apartment	Date	Cost	Cost Per	Completion
	Homes	Homes	(In thousands)	(In thousands)	Home	Date

Verano at Town Square
Rancho Cucamonga, CA	414	—	$40,775	$66,300	$160,100	4Q05
Mandalay on the Lake
Irving, TX	369	—	17,959	30,900	83,700	1Q06
2000 Post Phase III
San Francisco, CA	24	—	2,976	9,000	375,000	2Q06
Ridgeview
Plano, TX	225	—	4,260	18,000	80,000	3Q06
Lincoln Towne Square — Phase II
Plano, TX	303	—	2,951	21,000	69,300	3Q07

	1,335	—	$68,921	$145,200	$108,800

      In addition, we own five parcels of land that we continue to hold for future development that had a carrying value at June 30, 2005 of $21.7 million. Two of the five parcels represent additional phases to existing communities as we plan to add apartment homes adjacent to currently owned communities that are in improving markets.

Disposition of Investments
      For the six months ended June 30, 2005, we sold 11 communities with 2,623 apartment homes, 12 townhomes from a community of 36 townhomes, and 26 condominiums from a community of 152 condominiums for a gross consideration of $181.0 million. In addition, we sold one parcel of land for $0.9 million. We recognized gains for financial reporting purposes of $53.8 million on these sales. Proceeds from the sales were used primarily to reduce debt and acquire additional communities.
      During 2005, we plan to continue to pursue our strategy of selling properties where long-term growth prospects are limited and redeploying capital into properties that would enhance future growth rates and economies of scale. We intend to use the proceeds from 2005 dispositions to reduce debt, acquire communities, and fund development activity.

Financing Activities
      Net cash used in financing activities during the six months ended June 30, 2005, was $51.4 million compared to net cash provided by financing activities of $5.9 million for the same period in 2004. As part of the plan to improve our balance sheet, we utilized proceeds from dispositions, equity and debt offerings, and refinancings to extend maturities, pay down existing debt, and purchase new properties.
      The following is a summary of our financing activities for the six months ended June 30, 2005:

•	Repaid $131.9 million of secured debt and $21.1 million of unsecured debt, and incurred $8.5 million in prepayment penalties.

•	Sold $50 million aggregate principal amount of 5.25% senior unsecured notes due January 2015 in February 2005 under our medium-term note program. These notes represent a re-opening of the 5.25% senior unsecured notes due January 2015 that were issued in November 2004, and these notes constitute a single series of notes. The February 2005 issuance of these notes brought the aggregate principal amount of the 5.25% senior unsecured notes to $150 million. The net proceeds of approximately $50 million were used for debt repayment and to fund the acquisition of apartment communities.

•	Sold our shares in Rent.com, a leading Internet listing web site in the apartment and rental housing industry, in February 2005. As a result, United Dominion received cash proceeds and recorded a one-time gain of $12.3 million on the sale. As part of the transaction, an additional $0.8 million was placed in escrow and will be recorded as revenue when received.

•	Sold $50 million aggregate principal amount of 5.25% senior unsecured notes due January 2015 in March 2005 under our medium-term note program. These notes represent a re-opening of the 5.25% senior unsecured notes due January 2015 that were issued in November 2004, and these notes constitute a single series of notes. The March 2005 issuance of these notes brought the aggregate principal amount of the 5.25% senior unsecured notes to $200 million. The net proceeds of approximately $50 million were used for debt repayment and to fund the acquisition of apartment communities.

•	Sold $50 million aggregate principal amount of 5.25% senior unsecured notes due January 2015 in May 2005 under our medium-term note program. These notes represent a re-opening of the 5.25% senior unsecured notes due January 2015 that were issued in November 2004, and these notes constitute a single series of notes. The May 2005 issuance of these notes brought the aggregate principal amount of the 5.25% senior unsecured notes to $250 million. The net proceeds of approximately $50 million were used for debt repayment and to fund the acquisition of apartment communities.

•	Amended and restated our $500 million unsecured revolving credit facility and extended the term an additional two years. The credit facility matures on May 31, 2008, and, at United Dominion’s option, can be extended for an additional year. United Dominion has the right to increase the credit facility to $750 million if the initial lenders increase their commitments or we receive commitments from additional lenders. Based on United Dominion’s current credit ratings, the credit facility carries an interest rate equal to LIBOR plus a spread of 57.5 basis points, which represents a 12.5 basis point reduction to the previous unsecured revolver, and the facility fee was reduced from 20 basis points to 15 basis points. Under a competitive bid feature and for so long as United Dominion maintains an Investment Grade Rating, United Dominion has the right to bid out 100% of the commitment amount.

•	Elected to convert a $75 million variable rate debt facility to a fixed rate of 4.86% in May 2005. The rate, currently at 3.77%, will float until December 1, 2005, and then convert to a 7-year fixed rate of 4.86%.

Credit Facilities
      We have four secured revolving credit facilities with Fannie Mae with an aggregate commitment of $860 million. As of June 30, 2005, $656.3 million was outstanding under the Fannie Mae credit facilities leaving $203.7 million of unused capacity. The Fannie Mae credit facilities are for an initial term of ten years, bear interest at floating and fixed rates, and can be extended for an additional five years at our discretion. We have $288.9 million of the funded balance fixed at a weighted average interest rate of 6.4%. The remaining balance on these facilities is currently at a weighted average variable rate of 3.7%.
      We have a $500 million unsecured revolving credit facility that matures in May 2008, and, at United Dominion’s option, can be extended an additional year. United Dominion has the right to increase the credit facility to $750 million if the initial lenders increase their commitments or we receive commitments from additional lenders. Based on our current credit ratings, the credit facility bears interest at a rate equal to LIBOR plus 57.5 basis points. As of June 30, 2005, $316 million was outstanding under the credit facility leaving $184 million of unused capacity.
      The Fannie Mae credit facility and the bank revolving credit facility are subject to customary financial covenants and limitations.
      Information concerning short-term bank borrowings under our credit facility is summarized in the table that follows (dollars in thousands):

	Three Months Ended	Twelve Months Ended
	June 30, 2005	December 31, 2004

Total revolving credit facility	$500,000	$500,000
Borrowings outstanding at end of period	316,000	278,100
Weighted average daily borrowings during the period	301,670	127,665
Maximum daily borrowings during the period	413,500	356,500
Weighted average interest rate during the period	3.3%	2.0%
Weighted average interest rate at end of period	3.5%	2.7%
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
      The following table outlines our FFO calculation and reconciliation to generally accepted accounting principles for the three and six months ended June 30, (dollars and shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income	$52,441	$28,511	$67,383	$43,823
Adjustments:
Distributions to preferred stockholders	(3,842)	(5,094)	(7,685)	(10,178)
Real estate depreciation and amortization	51,372	39,151	101,530	76,574
Minority interests of unitholders in operating partnership	107	208	277	322
Real estate depreciation related to unconsolidated entities	74	80	136	137
Discontinued Operations:
Real estate depreciation	331	4,082	1,892	9,571
Minority interests of unitholders in operating partnership	2,923	1,271	3,444	1,762
Net gains on sales of depreciable property	(46,781)	(13,814)	(53,804)	(15,019)

Funds from operations — basic	$56,625	$54,395	$113,173	$106,992

Distributions to preferred stockholders — Series D and E (Convertible)	931	2,183	1,863	4,356

Funds from operations — diluted	$57,556	$56,578	$115,036	$111,348

Gains on the disposition of real estate developed for sale	1,865	—	2,324	—

FFO with gains on the disposition of real estate developed for sale — diluted	$59,421	$56,578	$117,360	$111,348

Weighted average number of common shares and OP Units outstanding — basic	144,657	135,830	144,621	135,740
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	150,153	145,038	150,170	144,972
      In the computation of diluted FFO, OP units, out-performance partnership shares, and the shares of Series D Cumulative Convertible Redeemable Preferred Stock and Series E Cumulative Convertible Preferred Stock are dilutive; therefore, they are included in the diluted share count. For the three and six months ended June 30, 2004, distributions to preferred stockholders exclude $1.6 million and $3.1 million related to premiums on preferred stock conversions.
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
      The following is a reconciliation of GAAP gains from the disposition of real estate developed for sale to gross gains from the disposition of real estate developed for sale for the three and six months ended June 30, (dollars in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

GAAP gains on the disposition of real estate developed for sale	$1,885	$—	$2,351	$—
Less: accumulated depreciation	(20)	—	(27)	—

Gains on the disposition of real estate developed for sale	$1,865	$—	$2,324	$—

      The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the three and six months ended June 30, (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Weighted average number of common shares and OP units outstanding — basic	144,657	135,830	144,621	135,740
Weighted average number of OP units outstanding	(8,507)	(8,680)	(8,513)	(8,683)

Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	136,150	127,150	136,108	127,057

Weighted average number of common shares, OP units, and common stock equivalents outstanding — diluted	150,153	145,038	150,170	144,972
Weighted average number of OP units outstanding	(8,507)	(8,680)	(8,513)	(8,683)
Weighted average number of Series A OPPSs outstanding	(1,791)	(1,791)	(1,791)	(1,791)
Weighted average number of Series D preferred shares outstanding	—	(3,077)	—	(3,077)
Weighted average number of Series E preferred shares outstanding	(2,804)	(3,425)	(2,804)	(3,425)

Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	137,051	128,065	137,062	127,996

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

      The following is a presentation of cash flow metrics based on generally accepted accounting principles for the three and six months ended June 30, (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net cash provided by operating activities	$60,332	$68,506	$110,702	$106,761
Net cash provided by/(used in) investing activities	10,223	(41,898)	(61,005)	(116,735)
Net cash (used in)/provided by financing activities	(66,049)	(27,828)	(51,434)	5,903
Results of Operations
      The following discussion includes the results of both continuing and discontinued operations for the periods presented.

Net Income Available to Common Stockholders
      Net income available to common stockholders was $48.6 million ($0.36 per diluted share) for the three months ended June 30, 2005, compared to $21.9 million ($0.17 per diluted share) for the same period in the prior year. The increase for the three months ended June 30, 2005 when compared to the same period in 2004, resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	$33.0 million more in gains recognized from the sale of depreciable property,

•	an $11.6 million increase in apartment community operating results,

•	a $1.6 million decrease in premiums paid on preferred stock conversions, and

•	$1.3 million less in preferred stock distributions.
      These increases in income were partially offset by a $9.8 million increase in interest expense, an $8.5 million increase in real estate depreciation and amortization expense, a $1.6 million increase in minority interest expense, and a $1.0 million decrease in non-property income during the second quarter of 2005 when compared to the same period in 2004.
      Net income available to common stockholders was $59.7 million ($0.44 per diluted share) for the six months ended June 30, 2005, compared to $30.5 million ($0.24 per diluted share) for the same period in the prior year. The increase for the six months ended June 30, 2005 when compared to the same period in 2004 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	$38.8 million more in gains recognized from the sale of depreciable property,

•	a $22.3 million increase in apartment community operating results,

•	an $11.6 million increase in non-property income,

•	a $3.1 million decrease in premiums paid on preferred stock conversions, and

•	$2.5 million less in preferred stock distributions.
      These increases in income were partially offset by a $20.0 million increase in interest expense, a $17.3 million increase in real estate depreciation and amortization expense, an $8.5 million increase in losses on early debt retirement, and a $2.5 million increase in general and administrative expense during the first six months of 2005 when compared to the same period in 2004.

Apartment Community Operations
      Our net income is primarily generated from the operation of our apartment communities. The following table summarizes the operating performance of our total apartment portfolio for each of the periods presented, (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,

	2005	2004	% Change	2005	2004	% Change

Property rental income	$175,257	$159,578	9.8%	$349,665	$318,083	9.9%
Property operating expense*	(65,951)	(61,830)	6.7%	(133,178)	(123,861)	7.5%

Property operating income	$109,306	$97,748	11.8%	$216,487	$194,222	11.5%

Weighted average number of homes	77,163	75,106	2.7%	77,584	75,710	2.5%
Physical occupancy**	94.1%	93.5%	0.6%	94.1%	93.2%	0.9%

*	Excludes depreciation, amortization, and property management expenses.

**	Based upon weighted average stabilized homes.
      The following table is our reconciliation of property operating income to net income as reflected on the Consolidated Statements of Operations for the periods presented, (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Property operating income	$109,306	$97,748	$216,487	$194,222
Commercial operating income	923	107	1,582	215
Non-property income	39	1,062	12,971	1,406
Real estate depreciation and amortization	(52,384)	(44,086)	(104,774)	(87,945)
Interest	(39,079)	(29,297)	(78,227)	(58,197)
Loss on early debt retirement	(18)	—	(8,482)	(5)
General and administrative and property management	(9,753)	(9,017)	(21,565)	(18,132)
Other operating expenses	(290)	(291)	(580)	(561)
Net gain on sale of depreciable property	46,781	13,814	53,804	15,019
Minority interests	(3,084)	(1,529)	(3,833)	(2,199)

Net income per the Consolidated Statement of Operations	$52,441	$28,511	$67,383	$43,823

Same Communities
      Our same communities (those communities acquired, developed, and stabilized prior to March 31, 2004 and held on June 30, 2005, which consisted of 62,327 apartment homes) provided 75% of our property operating income for the six months ended June 30, 2005.
      For the second quarter of 2005, same community property operating income increased 4.4% or $3.6 million compared to the same period in 2004. The increase in property operating income was primarily attributable to a 3.4% or $4.5 million increase in revenues from rental and other income that was offset by a 1.9% or $1.0 million increase in operating expenses. The increase in revenues from rental and other income was primarily driven by a 1.7% or $2.3 million increase in rental rates, a 28.4% or $1.1 million decrease in concession expense, a 9.6% or $0.8 million decrease in vacancy loss, a 4.7% or $0.4 million increase in utility reimbursement income and fee income, and a 21.6% or $0.2 million decrease in bad debt. Physical occupancy increased 0.5% to 94.4%.

      The increase in property operating expenses was primarily driven by a 6.8% or $0.9 million increase in personnel costs, a 5.5% or $0.4 million increase in utilities expense, a 73.3% or $0.2 million increase in incentive compensation, and a 3.4% or $0.2 million increase in administrative and marketing costs, all of which were offset by a 14.6% or $0.4 million decrease in insurance costs and a 1.6% or $0.2 million decrease in real estate taxes.
      As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property operating income divided by property rental income) increased 0.6% to 62.5%.
      For the six months ended June 30, 2005, same community property operating income increased 4.0% or $6.2 million compared to the same period in 2004. The increase in property operating income was primarily attributable to a 3.1% or $7.7 million increase in revenues from rental and other income that was offset by a 1.6% or $1.5 million increase in operating expenses. The increase in revenues from rental and other income was primarily driven by a 1.4% or $3.6 million increase in rental rates, a 10.7% or $1.8 million decrease in vacancy loss, a 17.5% or $1.3 million decrease in concession expense, a 27.7% or $0.3 million decrease in bad debt, and a 5.4% or $1.0 million increase in utility reimbursement income and fee income. Physical occupancy increased 0.8% to 94.4%.
      The increase in property operating expenses was primarily driven by a 4.3% or $1.1 million increase in personnel costs, a 4.5% or $0.4 million increase in administrative and marketing costs, a 1.4% or $0.2 million increase in utilities expenses, all of which were offset by a 1.3% or $0.2 million decrease in repair and maintenance costs.
      As a result of the percentage changes in property rental income and property operating expenses, the operating margin increased 0.6% to 62.1%.

Non-Mature Communities
      The remaining 25% of our property operating income during the first six months of 2005 was generated from communities that we classify as “non-mature communities” (primarily those communities acquired or developed in 2004 and 2005, sold properties, and those properties classified as real estate held for disposition). The 35 communities with 11,008 apartment homes that we acquired in the fourth quarter of 2003, and in 2004 and 2005 provided $39.1 million of property operating income. The 11 communities with 2,623 apartment homes and 38 condominiums sold during the first six months of 2005 provided $2.4 million of property operating income. In addition, our development communities, which included 178 apartment homes constructed since January 1, 2003, provided $0.6 million of property operating income during 2005, the 11 communities with 3,505 apartment homes classified as real estate held for disposition provided $6.4 million of property operating income, and other non-mature communities provided $6.3 million of property operating income for the six months ended June 30, 2005.
Real Estate Depreciation and Amortization
      For the three and six months ended June 30, 2005, real estate depreciation and amortization on both continuing and discontinued operations increased 19.6% or $8.5 million and 20.1% or $17.3 million, respectively, compared to the same period in 2004, primarily due to the overall increase in the weighted average number of apartment homes and the significant increase in per home acquisition cost compared to the existing portfolio, and other capital expenditures.
Interest Expense
      For the three months ended June 30, 2005, interest expense on both continuing and discontinued operations increased 33.4% or $9.8 million from the same period in 2004 primarily due to the issuance of debt. For the three months ended June 30, 2005, the weighted average amount of debt outstanding increased 28.6% or $0.6 billion compared to the same period in 2004 and the weighted average interest rate increased from 4.9% to 5.2% during 2005. The weighted average amount of debt outstanding during 2005 is higher than 2004 as acquisition costs in 2004 and in 2005 have been funded, in most part, by the issuance of debt. The increase in the weighted average interest rate during 2005 reflects short-term bank borrowings that had higher interest rates when compared to the prior year.
      For the six months ended June 30, 2005, interest expense on both continuing and discontinued operations increased 34.4% or $20.0 million from the same period in 2004 primarily due to the issuance of debt. For the six months ended June 30, 2005, the weighted average amount of debt outstanding increased 21.2% or $0.5 billion compared to the same period in 2004 and the weighted average interest rate increased from 5.0% to 5.2% during 2005. The weighted average amount of debt outstanding during 2005 is higher than 2004 as acquisition costs in 2004 and in 2005 have been funded, in most part, by the issuance of debt. The increase in the weighted average interest rate during 2005 reflects short-term bank borrowings that had higher interest rates when compared to the prior year.
General and Administrative
      For the three months ended June 30, 2005, general and administrative expenses increased $0.3 million or 6.1% compared to the same period in 2004 primarily as a result of an increase in personnel costs. For the six months ended June 30, 2005, general and administrative expenses increased $2.5 million or 26.9% over the comparable period in 2004 primarily as a result of an increase in personnel and incentive compensation costs.
Gains on Sales of Land and Depreciable Property
      For the three and six months ended June 30, 2005, we recognized gains for financial reporting purposes of $46.8 million and $53.8 million compared to $13.8 million and $15.0 million for the comparable period in 2004. Changes in the level of gains recognized from period to period reflect the changing level of our divestiture activity from period to period, as well as the extent of gains related to specific properties sold.
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
      See our Annual Report on Form 10-K for the year ended December 31, 2004 “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of June 30, 2005, our market risk has not changed materially from the amounts reported on our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.	Controls and Procedures
      As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. In addition, our Chief Executive Officer and our Chief Financial Officer concluded that during the quarter ended June 30, 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
      On June 3, 1999, our Board of Directors authorized the repurchase in open market transactions, in block transactions, or otherwise, of up to 5.5 million shares of our common stock. On December 5, 2000, our Board of Directors authorized the purchase of up to an additional 5.5 million shares of our common stock in open market transactions, in block purchases or otherwise. As of June 30, 2005, we have repurchased a total of 8,749,763 shares of our common stock under this program. As disclosed in the table below, we did not purchase any shares of our common stock during the quarter ended June 30, 2005.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of Publicly	May Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Per	Plans or	Under the Plans
Period	Purchased	Share	Programs	or Programs

April 1, 2005 through April 30, 2005	0	N/A	0	2,250,237
May 1, 2005 through May 31, 2005	0	N/A	0	2,250,237
June 1, 2005 through June 30, 2005	0	N/A	0	2,250,237

Total	0	N/A	0	2,250,237

Item 4.	Submission of Matters to a Vote of Security Holders
      On May 3, 2005, United Dominion held its Annual Meeting of Stockholders. At the meeting, our stockholders voted on the election of directors, a proposal to ratify the selection of Ernst & Young LLP to serve as our independent auditors for the year ending December 31, 2005, a proposal to approve the Series C Out-Performance Program and an amendment to the Series A Out-Performance Program, and a proposal to authorize the creation and issuance of a new series of preferred stock.
      The following persons were elected directors of United Dominion, to serve as such for the term indicated and until the respective successors are duly elected and qualified or until their earlier resignation or removal, by the indicated vote:

Name	Votes For	Votes Withheld

Eric J. Foss	121,960,020	1,774,051
Robert P. Freeman	122,531,080	1,202,990
Jon A. Grove	118,412,433	5,321,638
James D. Klingbeil	118,385,259	5,348,811
Robert C. Larson	122,274,261	1,459,810
Thomas R. Oliver	119,251,324	4,482,747
Lynne B. Sagalyn	122,291,923	1,442,148
Mark J. Sandler	122,121,563	1,612,507
Robert W. Scharar	122,530,405	1,203,666
Thomas W. Toomey	122,531,937	1,202,134
      The stockholders approved the proposal to ratify the appointment of Ernst & Young LLP to serve as independent auditors for the year ending December 31, 2005, by the indicated vote:

Votes For	Votes Against	Votes Abstained

121,669,004	1,868,659	196,407
      The stockholders approved the proposal to approve the New Out-Performance Program, including the Series C Out-Performance Program, and an amendment to the Series A Out-Performance Program to allow the participants to transfer interests to United Dominion or in exchange for interests in subsequent out-performance programs, by the indicated vote:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes

53,993,465	43,281,265	1,016,461	25,442,880
      The stockholders approved the proposal to authorize the creation and the issuance of a new Series F Preferred Stock to give voting rights to the holders of OP Units, by the indicated vote:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes

52,374,192	44,913,467	1,003,532	25,442,880

Item 6.	Exhibits
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
Date: August 9, 2005

/s/ Scott A. Shanaberger

Scott A. Shanaberger
Senior Vice President and Chief Accounting Officer
Date: August 9, 2005

EXHIBIT INDEX

Exhibit
Number	Description

2.01	Articles of Merger between the Company and United Dominion Realty Trust, Inc., a Virginia corporation, filed with the State Department of Assessments and Taxation of the State of Maryland (incorporated by reference to Exhibit 2.01 to the Company’s Current Report on Form 8-K dated and filed with the Commission on June 11, 2003, Commission File No. 1-10524).
2.02	Certificate of Correction to Articles of Merger between the Company and United Dominion Realty Trust, Inc., a Virginia corporation, filed with the State Department of Assessments and Taxation of the State of Maryland on March 21, 2005 (incorporated by reference to Exhibit 2.02 to the Company’s Current Report on Form 8-K dated March 17, 2005 and filed with the Commission on March 22, 2005, Commission File No. 1-10524).
2.03	Certificate of Correction to Articles of Merger between the Company and United Dominion Realty Trust, Inc., a Virginia corporation, filed with the State Department of Assessments and Taxation of the State of Maryland on July 27, 2005 (incorporated by reference to Exhibit 2.03 to the Company’s Current Report on Form 8-K dated July 27, 2005 and filed with the Commission on August 1, 2005, Commission File No. 1-10524).
3.01	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit A to Exhibit 2.01 to the Company’s Current Report on Form 8-K dated and filed with the Commission on June 11, 2003, Commission File No. 1-10524).
3.02	Articles Supplementary filed with the State Department of Assessments and Taxation of the State of Maryland on March 21, 2005 (incorporated by reference to Exhibit 3.02 to the Company’s Current Report on Form 8-K dated March 17, 2005 and filed with the Commission on March 22, 2005, Commission File No. 1-10524).
3.03	Articles of Amendment to the Amended and Restated Articles of Incorporation filed with the State Department of Assessments and Taxation of the State of Maryland on March 21, 2005 (incorporated by reference to Exhibit 3.03 to the Company’s Current Report on Form 8-K dated March 17, 2005 and filed with the Commission on March 22, 2005, Commission File No. 1-10524).
3.04	Certificate of Correction to Articles of Merger between the Company and United Dominion Realty Trust, Inc., a Virginia corporation, filed with the State Department of Assessments and Taxation of the State of Maryland on March 21, 2005 (see Exhibit 2.02).
3.05	Articles Supplementary filed with the State Department of Assessments and Taxation of the State of Maryland on May 4, 2005 (incorporated by reference to Exhibit 3.05 to the Company’s Current Report on Form 8-K dated May 3, 2005 and filed with the Commission on May 9, 2005, Commission File No. 1-10524).
3.06	Certificate of Correction to Articles of Merger between the Company and United Dominion Realty Trust, Inc., a Virginia corporation, filed with the State Department of Assessments and Taxation of the State of Maryland on July 27, 2005 (incorporated by reference to Exhibit 2.03 to the Company’s Current Report on Form 8-K dated July 27, 2005 and filed with the Commission on August 1, 2005, Commission File No. 1-10524).
3.07	Articles of Amendment filed with the State Department of Assessments and Taxation of the State of Maryland on July 27, 2005 (incorporated by reference to Exhibit 3.07 to the Company’s Current Report on Form 8-K dated July 27, 2005 and filed with the Commission on August 1, 2005, Commission File No. 1-10524).
3.08	Articles Supplementary filed with the State Department of Assessments and Taxation of the State of Maryland on July 28, 2005 (incorporated by reference to Exhibit 3.08 to the Company’s Current Report on Form 8-K dated July 27, 2005 and filed with the Commission on August 1, 2005, Commission File No. 1-10524).
3.09	Articles of Restatement filed with the State Department of Assessments and Taxation of the State of Maryland on July 29, 2005 (incorporated by reference to Exhibit 3.09 to the Company’s Current Report on Form 8-K dated July 27, 2005 and filed with the Commission on August 1, 2005, Commission File No. 1-10524).
4.01	Medium-Term Note due January 2015, issued May 3, 2005 (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, Commission File No. 1-10524)

Exhibit
Number	Description

10.01	Description of the Company’s New Out-Performance Program (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K dated May 3, 2005 and filed with the Commission on May 9, 2005, Commission File No. 1-10524).
10.02	Description of the Series C Out-Performance Program (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K dated May 3, 2005 and filed with the Commission on May 9, 2005, Commission File No. 1-10524).
10.03	Description of the Amendment to the Series A Out-Performance Program (incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K dated May 3, 2005 and filed with the Commission on May 9, 2005, Commission File No. 1-10524).
10.04	Description of the Series A Out-Performance Program (incorporated by reference to Exhibit 10(xviii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Commission File No. 1-10524).
10.05	Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2004 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.06	First Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of June 24, 2005.
10.07	Participation in the Series C Out-Performance Program.
10.08	Amended and Restated Credit Agreement dated as of May 25, 2005, by and among United Dominion Realty Trust, Inc., as Borrower, Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, SunTrust Bank and Wells Fargo Bank, National Association, as Documentation Agents, Citicorp North America, Inc., Keybank, N.A. and U.S. Bank National Association, as Managing Agents, LaSalle Bank National Association, Mizuho Corporate Bank, Ltd., New York Branch and UFJ Bank Limited, New York Branch, as Co-Agents, and each of the financial institutions initially a signatory thereto and their assignees, as Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 25, 2005 and filed with the Commission on May 27, 2005, Commission File No. 1-10524).
12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.