Form 10-Q
period 2005-09-30
UNITED DOMINION REALTY TRUST INC
filed 2005-11-09
CIK 74208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of November 3, 2005 was 137,184,739.

UNITED DOMINION REALTY TRUST, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
UNITED DOMINION REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)
(Unaudited)

	September 30,	December 31,
	2005	2004

ASSETS
Real estate owned:
Real estate held for investment	$5,215,424	$4,805,630
Less: accumulated depreciation	(1,069,858)	(924,509)

	4,145,566	3,881,121
Real estate under development	102,982	64,921
Real estate held for disposition (net of accumulated depreciation of $6,836 and $83,378)	51,669	289,367

Total real estate owned, net of accumulated depreciation	4,300,217	4,235,409
Cash and cash equivalents	5,480	7,904
Restricted cash	4,418	6,086
Deferred financing costs, net	26,540	25,151
Investment in unconsolidated development joint venture	(124)	458
Funds held in escrow from 1031 exchanges pending the acquisition of real estate	—	17,039
Note receivable	95,945	5,000
Other assets	45,532	34,127
Other assets — real estate held for disposition	2,421	827

Total assets	$4,480,429	$4,332,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured debt	$1,110,855	$1,186,140
Secured debt — real estate held for disposition	—	11,784
Unsecured debt	1,945,672	1,682,058
Real estate taxes payable	36,679	28,410
Accrued interest payable	21,789	18,773
Security deposits and prepaid rent	25,077	24,181
Distributions payable	45,876	44,624
Accounts payable, accrued expenses, and other liabilities	49,845	49,781
Other liabilities — real estate held for disposition	16,340	7,206

Total liabilities	3,252,133	3,052,957
Minority interests	76,461	83,593
Stockholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized
5,416,009 shares 8.60% Series B Cumulative Redeemable issued and outstanding (5,416,009 in 2004)	135,400	135,400
2,803,812 shares 8.00% Series E Cumulative Convertible issued and outstanding (2,803,812 in 2004)	46,571	46,571
Common stock, $0.01 par value ($1.00 par value in 2004); 250,000,000 shares authorized; 137,193,552 shares issued and outstanding (136,429,592 in 2004)	1,372	136,430
Additional paid-in capital	1,757,936	1,614,916
Distributions in excess of net income	(784,307)	(731,808)
Deferred compensation — unearned restricted stock awards	(5,137)	(6,058)

Total stockholders’ equity	1,151,835	1,195,451

Total liabilities and stockholders’ equity	$4,480,429	$4,332,001

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

REVENUES
Rental income	$172,514	$142,590	$504,451	$417,448
Non-property income:
Sale of technology investment	—	—	12,306	—
Other income	2,319	807	2,976	2,213

	2,319	807	15,282	2,213

Total revenues	174,833	143,397	519,733	419,661

EXPENSES
Rental expenses:
Real estate taxes and insurance	21,233	15,740	60,387	48,903
Personnel	18,379	15,545	52,206	43,682
Utilities	10,122	8,911	29,263	25,604
Repair and maintenance	11,068	9,611	31,723	26,833
Administrative and marketing	6,122	5,010	17,653	14,579
Property management	4,771	4,413	14,428	13,163
Other operating expenses	291	289	870	850
Real estate depreciation and amortization	52,791	40,567	153,810	116,556
Interest	41,331	29,780	119,347	87,555
General and administrative	4,913	3,853	16,822	13,235
Hurricane related expenses	—	5,503	—	5,503
Loss on early debt retirement	—	—	6,785	—
Other depreciation and amortization	706	812	2,042	2,511

Total expenses	171,727	140,034	505,336	398,974

Income before minority interests and discontinued operations	3,106	3,363	14,397	20,687
Minority interests of outside partnerships	22	(52)	(89)	(166)
Minority interests of unitholders in operating partnerships	55	223	(161)	(33)

Income before discontinued operations, net of minority interests	3,183	3,534	14,147	20,488
Income from discontinued operations, net of minority interests	11,952	24,282	68,371	51,150

Net income	15,135	27,816	82,518	71,638
Distributions to preferred stockholders — Series B	(2,911)	(2,911)	(8,733)	(8,733)
Distributions to preferred stockholders — Series D (Convertible)	—	(1,045)	—	(3,125)
Distributions to preferred stockholders — Series E (Convertible)	(931)	(1,138)	(2,794)	(3,413)
Premium on preferred stock conversions	—	(1,562)	—	(4,687)

Net income available to common stockholders	$11,293	$21,160	$70,991	$51,680

Earnings per weighted average common share — basic:
(Loss)/income from continuing operations available to common stockholders, net of minority interests	$(0.01)	$(0.02)	$0.02	$0.01
Income from discontinued operations, net of minority interests	$0.09	$0.19	$0.50	$0.40
Net income available to common stockholders	$0.08	$0.17	$0.52	$0.41
Weighted average number of common shares outstanding	136,392	127,182	136,231	127,099
Earnings per weighted average common share — diluted:
(Loss)/income from continuing operations available to common stockholders, net of minority interests	$(0.01)	$(0.02)	$0.02	$—
Income from discontinued operations, net of minority interests	$0.09	$0.19	$0.50	$0.40
Net income available to common stockholders	$0.08	$0.17	$0.52	$0.40
Weighted average number of common shares outstanding	136,392	127,182	137,194	128,063
Common distributions declared per share	$0.3000	$0.2925	$0.9000	$0.8775
See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)
(Unaudited)

	Nine Months Ended
	September 30,

	2005	2004

Operating Activities
Net income	$82,518	$71,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158,504	133,278
Net gains on sales of land and depreciable property	(66,657)	(35,239)
Gain on the sale of technology investment	(12,306)	—
Distribution of earnings from unconsolidated joint venture	124	—
Minority interests	4,498	3,679
Amortization of deferred financing costs and other	6,544	4,985
Changes in operating assets and liabilities:
Increase in operating assets	(6,321)	(12,178)
Increase in operating liabilities	3,556	7,774

Net cash provided by operating activities	170,460	173,937
Investing Activities
Proceeds from sales of real estate investments, net	203,534	87,278
Repayment of notes receivables	33,705	57,512
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	(310,551)	(412,000)
Development of real estate assets	(35,046)	(13,433)
Capital expenditures and other major improvements — real estate assets	(96,858)	(51,277)
Capital expenditures — non-real estate assets	(1,950)	(1,194)
Proceeds from the sale of technology investment	12,306	—
Decrease in funds held in escrow from 1031 exchanges pending the acquisition of real estate	17,039	14,447

Net cash used in investing activities	(177,821)	(318,667)
Financing Activities
Scheduled principal payments on secured debt	(7,565)	(38,848)
Non-scheduled principal payments on secured debt	(125,221)	(21,474)
Proceeds from the issuance of unsecured debt	268,875	250,775
Payments on unsecured debt	(21,100)	(46,585)
Net proceeds from revolving bank debt	35,000	132,000
Payment of financing costs	(6,374)	(3,745)
Distribution of capital from unconsolidated joint venture	458	1,066
Proceeds from the issuance of common stock	4,185	3,770
Proceeds from the repayment of officer loans	—	459
Proceeds from the issuance of performance shares	380	80
Purchase of minority interest from outside partners	(522)	—
Conversion of operating partnership units to cash	(50)	—
Distributions paid to minority interests	(9,365)	(10,396)
Distributions paid to preferred stockholders	(11,527)	(15,254)
Distributions paid to common stockholders	(122,237)	(109,954)

Net cash provided by financing activities	4,937	141,894
Net decrease in cash and cash equivalents	(2,424)	(2,836)
Cash and cash equivalents, beginning of period	7,904	4,824

Cash and cash equivalents, end of period	$5,480	$1,988

Supplemental Information:
Interest paid during the period	$119,709	$81,188
Non-cash transactions:
Conversion of operating partnership minority interests to common stock (92,985 shares in 2005 and 91,369 shares in 2004)	1,382	733
Conversion of minority interests in Series B, LLC	690	—
Issuance of restricted stock awards	8,450	3,306
Cancellation of a note receivable with the acquisition of a property	—	8,000
Secured debt assumed with the acquisition of a property	26,825	113,063
Receipt of a note receivable in connection with sales of real estate investments	124,650	75,586
Deferred gain in connection with sales of real estate investments	11,794	4,040
See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

							Deferred
	Preferred Stock		Common Stock			Distributions in	Compensation –
					Paid-in	Excess of	Unearned Restricted
	Shares	Amount	Shares	Amount	Capital	Net Income	Stock Awards	Total

Balance, December 31, 2004	8,219,821	$181,971	136,429,592	$136,430	$1,614,916	$(731,808)	$(6,058)	$1,195,451

Comprehensive Income
Net income						82,518		82,518

Comprehensive income						82,518		82,518

Issuance of common shares and restricted stock			670,975	680	5,210			5,890
Adjustment for change in par value from $1.00 to $0.01				(135,822)	135,822			—
Adjustment for conversion of minority interests of unitholders in operating partnerships			92,985	84	1,298			1,382
Adjustment for conversion of minority interests in Series B LLC					690			690
Common stock distributions declared ($0.9000 per share)						(123,490)		(123,490)
Preferred stock distributions declared — Series B ($1.6125 per share)						(8,733)		(8,733)
Preferred stock distributions declared — Series E ($0.9966 per share)						(2,794)		(2,794)
Amortization of deferred compensation							921	921

Balance, September 30, 2005	8,219,821	$181,971	137,193,552	$1,372	$1,757,936	$(784,307)	$(5,137)	$1,151,835

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)

1.	CONSOLIDATION AND BASIS OF PRESENTATION
      United Dominion Realty Trust, Inc. is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages middle-market apartment communities nationwide. The accompanying consolidated financial statements include the accounts of United Dominion and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership”), and Heritage Communities L.P. (the “Heritage OP”) (collectively, “United Dominion”). As of September 30, 2005, there were 166,061,749 units in the Operating Partnership outstanding, of which 156,118,178 units or 94.0% were owned by United Dominion and 9,943,571 units or 6.0% were owned by limited partners (of which 1,791,329 are owned by the holders of the Series A OPPS, see Note 6). As of September 30, 2005, there were 5,542,200 units in the Heritage OP outstanding, of which 5,201,355 units or 93.9% were owned by United Dominion and 340,845 units or 6.1% were owned by limited partners. The consolidated financial statements of United Dominion include the minority interests of the unitholders in the Operating Partnership and the Heritage OP. All significant intercompany accounts and transactions have been eliminated in consolidation.
      The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and related notes appearing in United Dominion’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission as updated by the Current Report on Form 8-K filed August 11, 2005.
      In the opinion of management, the consolidated financial statements reflect all adjustments which are necessary for the fair presentation of financial position at September 30, 2005 and results of operations for the interim periods ended September 30, 2005 and 2004. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year.
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
      United Dominion adopted the fair-value-based method of accounting for share-based payments effective January 1, 2004 using the prospective method described in FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Currently, United Dominion uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of Statement 123(R) on January 1, 2006. Because Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because United Dominion adopted Statement 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under Statement 123 will be recognized under Statement 123(R).

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

2.	REAL ESTATE HELD FOR INVESTMENT
      At September 30, 2005, there are 253 communities with 74,215 apartment homes classified as real estate held for investment. The following table summarizes the components of real estate held for investment (dollars in thousands):

	September 30,	December 31,
	2005	2004

Land and land improvements	$1,259,850	$1,148,983
Buildings and improvements	3,707,629	3,436,083
Furniture, fixtures, and equipment	247,945	220,564

Real estate held for investment	5,215,424	4,805,630
Accumulated depreciation	(1,069,858)	(924,509)

Real estate held for investment, net	$4,145,566	$3,881,121

3.	INCOME FROM DISCONTINUED OPERATIONS
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
      For purposes of these financial statements, FAS 144 results in the presentation of the primary assets and liabilities and the net operating results of those properties sold or classified as held for disposition through September 30, 2005, as discontinued operations for all periods presented. The adoption of FAS 144 does not have an impact on net income available to common stockholders. FAS 144 only results in the reclassification of the operating results of all properties sold or classified as held for disposition through September 30, 2005, within the Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004, and the reclassification of the assets and liabilities within the Consolidated Balance Sheets for 2005 and 2004.
      For the nine months ended September 30, 2005, United Dominion sold 21 communities with 6,002 apartment homes, 102 condominiums from three communities with a total of 313 condominiums, and one parcel of land. We recognized gains for financial reporting purposes of $66.7 million on these sales. At September 30, 2005, United Dominion had one community with a total of 350 apartment homes and a net book value of $23.1 million, two communities with a total of 187 condominiums and a net book value of $23.5 million, and two parcels of land with a net book value of $5.1 million included in real estate held for disposition. In conjunction with the sale of ten communities in July 2005, we received short-term notes for $124.7 million that bear interest at 6.75% and have maturities ranging from September 2005 to July 2006. As of

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2005, the balance on the notes receivable was $90.9 million. We recognized gains for financial reporting purposes of $6.9 million and will recognize $14.7 million in additional gains as the notes receivable mature. For the year ended December 31, 2004, United Dominion sold 19 communities with a total of 5,425 apartment homes, 24 condominiums from a community of 36 condominiums, and one parcel of land. The results of operations for these properties and the interest expense associated with the secured debt on these properties are classified on the Consolidated Statements of Operations in the line item titled “Income from discontinued operations, net of minority interests.”
      United Dominion has elected Taxable REIT Subsidiary (“TRS”) status for certain of its corporate subsidiaries, primarily those engaged in condominium conversion and sale activities. United Dominion recognized a provision for income taxes of $2.4 million and $3.8 million for the three and nine months ended September 30, 2005, respectively. These amounts were classified as reductions of the net gain on sale of depreciable property in the accompanying consolidated statement of operations.
      The following is a summary of income from discontinued operations for the periods presented, (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Rental income	$1,030	$17,921	$20,361	$61,374
Non-property income/ (loss)	—	(2)	8	(2)

	1,030	17,919	20,369	61,372
Rental expenses	951	8,056	9,843	27,146
Real estate depreciation	234	3,919	2,636	14,076
Interest	—	197	215	624
Loss on early debt retirement	—	—	1,697	—
Other expenses	1	33	16	135

	1,186	12,205	14,407	41,981
(Loss)/ income before net gain on sale of depreciable property and minority interests	(156)	5,714	5,962	19,391
Net gain on sale of depreciable property	12,851	20,220	66,657	35,239

Income before minority interests	12,695	25,934	72,619	54,630
Minority interests on income from discontinued operations	(743)	(1,652)	(4,248)	(3,480)

Income from discontinued operations, net of minority interests	$11,952	$24,282	$68,371	$51,150

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	SECURED DEBT
      Secured debt on continuing and discontinued operations, which encumbers $1.9 billion or 35% of United Dominion’s real estate owned based upon book value ($3.5 billion or 65% of United Dominion’s real estate owned is unencumbered) consists of the following as of September 30, 2005 (dollars in thousands):

			Weighted		Number of
	Principal Outstanding		Average	Weighted Average	Communities
			Interest Rate	Years to Maturity	Encumbered
	September 30,	December 31,
	2005	2004	2005	2005	2005

Fixed Rate Debt
Mortgage notes payable	$360,132	$428,223	5.33%	5.7	14
Tax-exempt secured notes payable	26,595	39,160	5.85%	19.4	3
Fannie Mae credit facilities	288,875	288,875	6.40%	5.4	9

Total fixed rate secured debt	675,602	756,258	5.81%	6.1	26
Variable Rate Debt
Mortgage notes payable	60,014	45,758	4.80%	5.6	4
Tax-exempt secured note payable	7,770	7,770	2.72%	22.8	1
Fannie Mae credit facilities	367,469	367,469	4.22%	7.0	47
Freddie Mac credit facility	—	20,669	n/a	n/a	n/a

Total variable rate secured debt	435,253	441,666	4.27%	7.1	52

Total secured debt	$1,110,855	$1,197,924	5.21%	6.5	78

      During the second quarter of 2005, we elected to convert a $75 million variable rate debt placement to a fixed rate of 4.86%. The rate, currently at 4.33%, will float until December 1, 2005 and then convert to a 7-year fixed rate of 4.86%.
      Approximate principal payments due during each of the next five calendar years and thereafter, as of September 30, 2005, are as follows (dollars in thousands):

			Total
	Fixed Rate	Variable Rate	Secured
Year	Maturities	Maturities	Maturities

2005	$1,202	$298	$1,500
2006	32,025	4,832	36,857
2007	81,595	1,187	82,782
2008	9,146	16,282	25,428
2009	4,578	—	4,578
Thereafter	547,056	412,654	959,710

	$675,602	$435,253	$1,110,855

      During the first quarter of 2005, we prepaid approximately $110 million of secured debt. In conjunction with these prepayments, we incurred prepayment penalties of $8.5 million in both continuing and discontinued operations as “Loss on early debt retirement.” These penalties were funded by the proceeds from the sale of our technology investment of $12.3 million.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	UNSECURED DEBT
      A summary of unsecured debt as of September 30, 2005 and December 31, 2004 is as follows (dollars in thousands):

	2005	2004

Commercial Banks
Borrowings outstanding under an unsecured credit facility due May 2008(a)	$313,100	$278,100
Senior Unsecured Notes — Other
7.73% Medium-Term Notes due April 2005	—	21,100
7.02% Medium-Term Notes due November 2005	49,760	49,760
Verano Construction Loan due February 2006	24,820	24,820
7.95% Medium-Term Notes due July 2006	85,374	85,374
7.07% Medium-Term Notes due November 2006	25,000	25,000
7.25% Notes due January 2007	92,255	92,255
4.30% Medium-Term Notes due July 2007	75,000	75,000
4.50% Medium-Term Notes due March 2008	200,000	200,000
ABAG Tax-Exempt Bonds due August 2008	46,700	46,700
8.50% Monthly Income Notes due November 2008	29,081	29,081
4.25% Medium-Term Notes due January 2009	50,000	50,000
6.50% Notes due June 2009	200,000	200,000
3.90% Medium-Term Notes due March 2010	50,000	50,000
5.00% Medium-Term Notes due January 2012	100,000	100,000
5.13% Medium-Term Notes due January 2014	200,000	200,000
5.25% Medium-Term Notes due January 2015	250,000	100,000
5.25% Medium-Term Notes due January 2016	100,000	—
8.50% Debentures due September 2024	54,118	54,118
Other(b)	464	750

	1,632,572	1,403,958

Total Unsecured Debt	$1,945,672	$1,682,058

(a)	During the second quarter of 2005, United Dominion amended and restated its $500 million unsecured revolving credit facility and extended the term an additional two years. The credit facility matures on May 31, 2008, and at United Dominion’s option, can be extended for an additional year. United Dominion has the right to increase the credit facility to $750 million if the initial lenders increase their commitments or we receive commitments from additional lenders. Based on United Dominion’s current credit ratings, the credit facility bears interest at a rate equal to LIBOR plus 57.5 basis points, which represents a 12.5 basis point reduction to the previous unsecured revolver, and the facility fee was reduced from 20 basis points to 15 basis points. Under a competitive bid feature and for so long as United Dominion maintains an Investment Grade Rating, United Dominion has the right to bid out 100% of the commitment amount.

(b)	Represents deferred gains from the termination of interest rate risk management agreements.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	EARNINGS PER SHARE
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
      The following table sets forth the computation of basic and diluted earnings per share for the periods presented, (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Numerator for basic and diluted earnings per share — Net income available to common stockholders	$11,293	$21,160	$70,991	$51,680

Denominator:
Denominator for basic earnings per share —
Weighted average common shares outstanding	137,164	127,794	137,017	127,694
Non-vested restricted stock awards	(772)	(612)	(786)	(595)

	136,392	127,182	136,231	127,099

Effect of dilutive securities:
Employee stock options and non-vested restricted stock awards	—	—	963	964

Denominator for diluted earnings per share	136,392	127,182	137,194	128,063

Basic earnings per share	$0.08	$0.17	$0.52	$0.41

Diluted earnings per share	$0.08	$0.17	$0.52	$0.40

      The effect of the conversion of the operating partnership units, Series A Out-Performance Partnership Shares, and convertible preferred stock is not dilutive and is therefore not included in the above calculations. If the operating partnership units were converted to common stock, the additional shares of common stock outstanding for the three and nine months ended September 30, 2005 would be 8,503,993 and 8,509,748 weighted average common shares, and 8,677,459 and 8,681,292 weighted average common shares for the three and nine months ended September 30, 2004. If the Series A Out-Performance Partnership Shares were converted to common stock, the additional shares of common stock outstanding for the three and nine months ended September 30, 2005 and 2004 would be 1,791,329 weighted average common shares. If the convertible preferred stock were converted to common stock, the additional shares of common stock outstanding for the three and nine months ended September 30, 2005 would be 2,803,812 weighted average common shares, and 6,502,140 weighted average common shares for the three and nine months ended September 30, 2004, respectively.

7.	COMPREHENSIVE INCOME
      Total comprehensive income for the three and nine months ended September 30, 2005 and 2004, was $15.1 million and $82.5 million for 2005 and $27.8 million and $73.5 million for 2004, respectively. The

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
difference between net income and total comprehensive income is primarily due to the fair value accounting for interest rate swaps in 2004.

8.	COMMITMENTS AND CONTINGENCIES
Commitments
      United Dominion is committed to completing its real estate under development, which has an estimated cost to complete of $64.2 million at September 30, 2005.
Contingencies

Series B Out-Performance Program
      In May 2003, the stockholders of United Dominion approved the Series B Out-Performance Program (the “Series B Program”) pursuant to which certain executive officers of United Dominion (the “Series B Participants”) were given the opportunity to invest indirectly in United Dominion by purchasing interests in a limited liability company (the “Series B LLC”), the only asset of which is a special class of partnership units of United Dominion Realty, L.P. (“Series B OPPSs”). The purchase price for the Series B OPPSs was determined by United Dominion’s board of directors to be $1 million, assuming 100% participation, and was based upon the advice of an independent valuation expert. The Series B Program measured the cumulative total return on our common stock over the 24-month period from June 1, 2003 to May 31, 2005.
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
      At the conclusion of the measurement period on May 31, 2005, the total cumulative return on our common stock over the 24-month period did not satisfy these criteria, and therefore, the Series B LLC as holder of the Series B OPPSs did not receive (for the indirect benefit of the Series B Participants as holders of interests in the Series B LLC) distributions and allocations of income and loss from United Dominion Realty, L.P. (accounted for on a consistent basis with all other OP Units) equal to the distributions and allocations that would be received on the number of OP Units. As a result, the investment made by the holders of the Series B OPPSs was forfeited.

Series C Out-Performance Program
      In May 2005, the stockholders of United Dominion approved the Series C Out-Performance Program (the “Series C Program”) pursuant to which certain executive officers and other key employees of United Dominion (the “Series C Participants”) were given the opportunity to invest indirectly in United Dominion by purchasing interests in UDR Out-Performance III, LLC, a Delaware limited liability company (the “Series C LLC”), the only asset of which is a special class of partnership units of United Dominion Realty, L.P. (“Series C OPPSs”). The purchase price for the Series C OPPSs was determined by the Compensation Committee of United Dominion’s board of directors to be $750,000, assuming 100% participation, and was based upon the advice of an independent valuation expert. The Series C Program will measure the cumulative total return on our common stock over the 36-month period from June 1, 2005 to May 30, 2008.
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
      At the conclusion of the measurement period, if the total cumulative return on our common stock satisfies these criteria, the Series C LLC as holder of the Series C OPPSs will receive (for the indirect benefit of the Series C Participants as holders of interests in the Series C LLC) distributions and allocations of income and loss from United Dominion Realty, L.P. equal to the distributions and allocations that would be received on the number of OP Units obtained by:

i. determining the amount by which the cumulative total return of United Dominion’s common stock over the measurement period exceeds the Minimum Return (such excess being the “Excess Return”);

ii. multiplying 2% of the Excess Return by United Dominion’s market capitalization (defined as the average number of shares outstanding over the 36-month period, including common stock, OP Units, and common stock equivalents) multiplied by the daily closing price of United Dominion’s common stock, up to a maximum of 1% of market capitalization; and

iii. dividing the number obtained in (ii) by the market value of one share of United Dominion’s common stock on the valuation date, determined by the volume-weighted average price per day of common stock for the 20 trading days immediately preceding the valuation date.
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

9.	SUBSEQUENT EVENTS
      For the period from October 22, 2005 to November 3, 2005, we have repurchased 627,500 shares of our common stock under our stock repurchase program at an average share price of $21.62.

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
      At September 30, 2005, our portfolio included 256 communities with 74,752 apartment homes nationwide. The following table summarizes our market information by major geographic markets (includes real estate held for disposition, real estate under development, and land, but excludes commercial properties):

					Three Months Ended		Nine Months Ended
	As of September 30, 2005				September 30, 2005		September 30, 2005

	Number of	Number of	Percentage of	Carrying	Average	Average Collections	Average	Average Collections
	Apartment	Apartment	Carrying	Value	Physical	per Occupied	Physical	per Occupied
	Communities	Homes	Value	(in thousands)	Occupancy	Home(a)	Occupancy	Home(a)

Southern California	26	7,017	19.7%	$1,057,466	94.0%	$1,234	93.6%	$1,170
Northern California	8	2,274	5.3%	285,962	94.7%	1,150	94.3%	1,057
Metropolitan DC	8	2,532	4.8%	258,568	93.5%	1,003	93.8%	994
Tampa, FL	12	4,314	4.7%	252,495	93.5%	793	94.5%	787
Houston, TX	16	5,447	4.7%	250,293	93.8%	621	93.3%	620
Orlando, FL	14	4,140	4.1%	221,435	96.4%	776	95.8%	756
Raleigh, NC	11	3,663	4.0%	215,941	93.1%	645	93.6%	644
Baltimore, MD	10	2,118	3.1%	167,509	96.4%	970	96.1%	954
Columbus, OH	6	2,530	2.9%	158,580	91.7%	676	92.2%	673
Nashville, TN	9	2,580	2.9%	155,180	94.9%	697	95.0%	693
Richmond, VA	9	2,636	2.8%	151,581	94.8%	778	93.1%	813
Monterey Peninsula, CA	7	1,568	2.6%	139,726	93.6%	917	92.2%	913
Seattle, WA	7	1,859	2.6%	138,157	92.6%	785	93.3%	691

					Three Months Ended		Nine Months Ended
	As of September 30, 2005				September 30, 2005		September 30, 2005

	Number of	Number of	Percentage of	Carrying	Average	Average Collections	Average	Average Collections
	Apartment	Apartment	Carrying	Value	Physical	per Occupied	Physical	per Occupied
	Communities	Homes	Value	(in thousands)	Occupancy	Home(a)	Occupancy	Home(a)

Phoenix, AZ	7	1,935	2.7%	137,693	88.9%	785	91.2%	781
Greensboro, NC	8	2,123	2.0%	109,047	91.3%	583	93.7%	581
Charlotte, NC	7	1,686	2.0%	107,999	94.1%	660	94.2%	656
Arlington, TX	7	2,156	1.9%	103,181	95.5%	617	94.8%	612
Jacksonville, FL	4	1,557	1.9%	101,423	95.3%	774	95.7%	618
Denver, CO	3	1,484	1.8%	99,634	92.2%	623	91.7%	632
Wilmington, NC	6	1,868	1.8%	96,288	96.9%	704	96.5%	687
Dallas, TX	4	1,383	1.8%	95,603	96.5%	760	95.7%	759
Portland, OR	6	1,485	1.8%	94,415	87.1%	683	90.0%	694
Austin, TX	5	1,425	1.6%	82,652	96.1%	658	95.6%	647
Atlanta, GA	6	1,426	1.4%	77,059	91.4%	620	92.0%	620
Columbia, SC	6	1,584	1.3%	67,014	96.7%	617	95.4%	609
Norfolk, VA	6	1,438	1.2%	66,078	95.7%	830	95.4%	816
Other Southwestern	10	3,676	3.7%	199,058	95.2%	647	94.9%	645
Other Florida	6	1,737	2.2%	119,439	96.0%	841	96.1%	825
Other North Carolina	8	1,893	1.5%	79,885	93.2%	619	93.6%	622
Other Mid-Atlantic	6	1,156	1.1%	59,241	94.9%	856	95.1%	840
Other Virginia	3	820	0.9%	48,385	94.6%	1,001	93.6%	972
Other Southeastern	2	798	0.8%	41,239	94.9%	516	95.0%	511
Other Midwestern	3	444	0.4%	23,870	92.3%	686	93.2%	693
Real Estate Under Development	—	—	1.5%	79,106	—	—	—	—
Land	—	—	0.5%	27,900	—	—	—	—

Total	256	74,752	100.0%	$5,369,102	94.0%	$790	94.1%	$770

(a)	Average Collections per Occupied Home represents net rental income plus fee income, excluding utility reimbursements, divided by occupancy and multiplied by the number of apartment homes.
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
      We expect to meet our short-term liquidity requirements generally through net cash provided by operations and borrowings under credit arrangements. We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, the repayment of financing on development activities, and potential property acquisitions, through long-term secured and unsecured borrowings, the disposition of properties, the disposition of condominiums, and the issuance of additional debt or equity securities. We believe that our net cash provided by operations will continue to be adequate to meet both operating requirements and the payment of dividends by the company in accordance with REIT requirements in both the short- and long-term. Likewise, the budgeted expenditures for improvements and renovations of certain properties are expected to be funded from property operations.

      We have a shelf registration statement filed with the Securities and Exchange Commission which provides for the issuance of up to an aggregate of $1.5 billion in common shares, preferred shares, and debt securities to facilitate future financing activities in the public capital markets. During the third quarter of 2005, we completed one financing activity under our $1.5 billion shelf registration statement. This activity is summarized in the section titled “Financing Activities” below. As of September 30, 2005, approximately $0.9 billion of equity and debt securities remained available for use under the shelf registration statement. Access to capital markets is dependent on market conditions at the time of issuance.
      In October 2004, we filed a prospectus supplement under the Securities Act of 1933 relating to the offering of up to 5 million shares of our common stock that we may issue and sell through an agent from time to time in “at the market offerings,” as defined in Rule 415 of the Securities Act of 1933. Any sales of these shares will be made under our $1.5 billion shelf registration statement pursuant to a sales agreement that we entered into with the agent in July 2003. The sales price of the common stock that may be sold under the sales agreement will be no lower than the minimum price designated by us prior to the sale. During the fourth quarter of 2004, we sold a total of 472,000 shares of common stock pursuant to the sales agreement at a weighted average sales price of $20.36, for net proceeds to us of approximately $9.4 million. We did not sell any shares of common stock under the sales agreement during the nine months ended September 30, 2005.
Future Capital Needs
      Future development expenditures are expected to be funded with proceeds from the sale of property, with construction loans, through joint ventures and, to a lesser extent, with cash flows provided by operating activities. Acquisition activity in strategic markets is expected to be largely financed through the issuance of equity and debt securities, the issuance of operating partnership units, the assumption or placement of secured and/or unsecured debt, and by the reinvestment of proceeds from the sale of properties.
      During the remainder of 2005, we have approximately $1.5 million of secured debt and $49.9 million of unsecured debt maturing and we anticipate repaying that debt with proceeds from borrowings under our secured or unsecured credit facilities, or the issuance of new unsecured debt securities or equity.
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

Operating Activities
      For the nine months ended September 30, 2005, our cash flow provided by operating activities was $170.5 million compared to $173.9 million for the same period in 2004. The slight decrease in cash flow from operating activities resulted primarily from a $31.4 million increase in interest expense and a $1.6 million net increase in operating assets/liabilities for the period that was offset by a $30.0 million increase in property operating income from our apartment community portfolio (see discussion under “Apartment Community Operations”).

Investing Activities
      For the nine months ended September 30, 2005, net cash used in investing activities was $177.8 million compared to $318.7 million for the same period in 2004. Changes in the level of investing activities from period to period reflects our strategy as it relates to our acquisition, capital expenditure, development, and disposition programs, as well as the impact of the capital market environment on these activities, all of which are discussed in further detail below.

Acquisitions
      During the nine months ended September 30, 2005, we acquired five apartment communities with 2,021 apartment homes and one parcel of land. Our long-term strategic plan is to achieve greater operating efficiencies by investing in fewer, more concentrated markets. As a result, we have been expanding our interests in the fast growing Southern California, Florida, and Metropolitan DC markets over the past two years. During 2005, we plan to continue to channel new investments into those markets we believe will provide the best investment returns. Markets will be targeted based upon defined criteria including past performance, expected job growth, current and anticipated housing supply and demand, and the ability to attract and support household formation.

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
      During the first nine months of 2005, we spent $96.9 million or $1,270 per home on capital expenditures for all of our communities, excluding development and commercial properties. These capital improvements included turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as HVAC equipment, roofs, siding, parking lots, and other non-revenue enhancing capital expenditures, which aggregated $29.3 million or $383 per home. In addition, revenue enhancing capital expenditures, kitchen and bath upgrades, and other extensive interior upgrades totaled $56.3 million or $739 per home and major renovations totaled $11.3 million or $148 per home for the nine months ended September 30, 2005.

      The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development and commercial properties for the periods presented:

	Nine Months Ended September 30,			Nine Months Ended September 30,
	(dollars in thousands)			(per home)

	2005	2004	% Change	2005	2004	% Change

Turnover capital expenditures	$14,263	$12,745	11.9%	$187	$168	11.3%
Other recurring capital expenditures	14,972	12,897	16.1%	196	170	15.3%

Total recurring capital expenditures	29,235	25,642	14.0%	383	338	13.3%
Revenue enhancing improvements	56,311	25,322	122.4%	739	334	121.3%
Major renovations	11,312	313	3514.1%	148	5	2860.0%

Total capital improvements	$96,858	$51,277	88.9%	$1,270	$677	87.9%

Repair and maintenance	$33,365	$31,400	6.3%	$438	$414	5.8%

Total expenditures	$130,223	$82,677	57.5%	$1,708	$1,091	56.7%

      Total capital improvements increased $45.6 million or $593 per home for the nine months ended September 30, 2005 compared to the same period in 2004. This increase was attributable to $11.0 million of major renovations at certain of our properties. These renovations may include the re-wiring and/or re-plumbing of an entire building as well as major structural changes and/or architectural revisions to existing buildings. The increase was also attributable to an additional $31.0 million being invested in revenue enhancing improvements. We will continue to selectively add revenue enhancing improvements which we believe will provide a return on investment substantially in excess of our cost of capital. Recurring capital expenditures during 2005 are currently expected to be approximately $510 per home.

Real Estate Under Development
      Development activity is focused in core markets in which we have strong operations in place. For the nine months ended September 30, 2005, we invested approximately $35.0 million on development projects, an increase of $21.6 million from $13.4 million for the same period in 2004.
      The following projects were under development as of September 30, 2005:

	Number of	Completed	Cost to	Budgeted	Estimated	Expected
	Apartment	Apartment	Date	Cost	Cost Per	Completion
	Homes	Homes	(In thousands)	(In thousands)	Home	Date

Verano at Town Square Rancho Cucamonga, CA	414	—	$47,974	$66,300	$160,100	1Q06
Mandalay on the Lake Irving, TX	369	—	22,390	30,900	83,700	2Q06
2000 Post Phase III San Francisco, CA	24	—	3,408	9,000	375,000	2Q06
Ridgeview Plano, TX	225	—	4,312	18,000	80,000	3Q06
Lincoln Towne Square — Phase II Plano, TX	303	—	2,959	21,000	69,300	3Q07

	1,335	—	$81,043	$145,200	$108,800

      In addition, we own five parcels of land that we continue to hold for future development that had a carrying value at September 30, 2005 of $21.9 million.

Disposition of Investments
      For the nine months ended September 30, 2005, United Dominion sold 21 communities with 6,002 apartment homes and 102 condominiums from three communities with a total of 313 condominiums for a gross consideration of $340.3 million. In addition, we sold one parcel of land for $0.9 million. We recognized gains for financial reporting purposes of $66.7 million on these sales. Proceeds from the sales were used primarily to reduce debt and acquire additional communities. In connection with our third quarter portfolio sale of ten communities in Texas and North Carolina, we received short-term notes of $124.7 million. These notes have maturities ranging from September 2005 to July 2006. As of September 30, 2005, the outstanding balance on these notes was $90.9 million, bearing interest at 6.75%.
      During 2005, we plan to continue to pursue our strategy of selling properties where long-term growth prospects are limited and redeploying capital into properties that would enhance future growth rates and economies of scale. We intend to use the proceeds from 2005 dispositions to reduce debt, acquire communities, and fund development activity.

Financing Activities
      Net cash provided by financing activities during the nine months ended September 30, 2005, was $4.9 million compared to $141.9 million for the same period in 2004. As part of the plan to improve our balance sheet, we utilized proceeds from dispositions, equity and debt offerings, and refinancings to extend maturities, pay down existing debt, and purchase new properties.
      The following is a summary of our financing activities for the nine months ended September 30, 2005:

•	Repaid $132.8 million of secured debt and $21.1 million of unsecured debt, and incurred $8.5 million in prepayment penalties.

•	Sold $50 million aggregate principal amount of 5.25% senior unsecured notes due January 2015 in February 2005 under our medium-term note program. These notes represent a re-opening of the 5.25% senior unsecured notes due January 2015 that were issued in November 2004, and these notes will constitute a single series of notes. The February 2005 issuance of these notes brought the aggregate principal amount of the 5.25% senior unsecured notes to $150 million. The net proceeds of approximately $50 million were used for debt repayment and to fund the acquisition of apartment communities.

•	Sold our shares in Rent.com, a leading Internet listing web site in the apartment and rental housing industry, in February 2005. As a result, United Dominion received cash proceeds and recorded a one-time gain of $12.3 million on the sale. As part of the transaction, an additional $0.8 million was placed in escrow and will be recorded as revenue when received.

•	Sold $50 million aggregate principal amount of 5.25% senior unsecured notes due January 2015 in March 2005 under our medium-term note program. These notes represent a re-opening of the 5.25% senior unsecured notes due January 2015 that were issued in November 2004, and these notes constitute a single series of notes. The March 2005 issuance of these notes brought the aggregate principal amount of the 5.25% senior unsecured notes to $200 million. The net proceeds of approximately $50 million were used for debt repayment and to fund the acquisition of apartment communities.

•	Sold $50 million aggregate principal amount of 5.25% senior unsecured notes due January 2015 in May 2005 under our medium-term note program. These notes represent a re-opening of the 5.25% senior unsecured notes due January 2015 that were issued in November 2004, and these notes constitute a single series of notes. The May 2005 issuance of these notes brought the aggregate principal amount of the 5.25% senior unsecured notes to $250 million. The net proceeds of approximately $50 million were used for debt repayment and to fund the acquisition of apartment communities.

•	Amended and restated our $500 million unsecured revolving credit facility and extended the term an additional two years. The credit facility matures on May 31, 2008, and, at United Dominion’s option, can be extended for an additional year. United Dominion has the right to increase the credit facility to $750 million if the initial lenders increase their commitments or we receive commitments from additional lenders. Based on United Dominion’s current credit ratings, the credit facility bears interest at a rate equal to LIBOR plus 57.5 basis points, which represents a 12.5 basis point reduction to the previous unsecured revolver, and the facility fee was reduced from 20 basis points to 15 basis points. Under a competitive bid feature and for so long as United Dominion maintains an Investment Grade Rating, United Dominion has the right to bid out 100% of the commitment amount.

•	Elected to convert a $75 million variable rate debt facility to a fixed rate of 4.86% in May 2005. The rate, currently at 4.33%, will float until December 1, 2005, and then convert to a 7-year fixed rate of 4.86%.

•	Sold $100 million aggregate principal amount of 5.25% medium-term notes due January 2016 in September 2005 under our medium-term note program. The net proceeds of approximately $100 million were used for debt repayment.
Credit Facilities
      We have four secured revolving credit facilities with Fannie Mae with an aggregate commitment of $860 million. As of September 30, 2005, $656.3 million was outstanding under the Fannie Mae credit facilities leaving $203.7 million of unused capacity. The Fannie Mae credit facilities are for an initial term of ten years, bear interest at floating and fixed rates, and can be extended for an additional five years at our discretion. We have $288.9 million of the funded balance fixed at a weighted average interest rate of 6.4%. The remaining balance on these facilities is currently at a weighted average variable rate of 4.2%.
      We have a $500 million unsecured revolving credit facility that matures in May 2008, and, at United Dominion’s option, can be extended an additional year. United Dominion has the right to increase the credit facility to $750 million under certain circumstances. Based on our current credit ratings, the credit facility bears interest at a rate equal to LIBOR plus 57.5 basis points. As of September 30, 2005, $313.1 million was outstanding under the credit facility leaving $186.9 million of unused capacity.
      The Fannie Mae credit facility and the bank revolving credit facility are subject to customary financial covenants and limitations.
      Information concerning short-term bank borrowings under our credit facility is summarized in the table that follows (dollars in thousands):

	Three Months Ended	Twelve Months Ended
	September 30, 2005	December 31, 2004

Total line of credit	$500,000	$500,000
Borrowings outstanding at end of period	313,100	278,100
Weighted average daily borrowings during the period	360,313	127,665
Maximum daily borrowings outstanding during the period	428,900	356,500
Weighted average interest rate during the period	3.8%	2.0%
Weighted average interest rate at end of period	4.1%	2.7%
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

      The following table outlines our FFO calculation and reconciliation to generally accepted accounting principles for the three and nine months ended September 30, (dollars and shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net income	$15,135	$27,816	$82,518	$71,638
Adjustments:
Distributions to preferred stockholders	(3,842)	(5,094)	(11,527)	(15,271)
Real estate depreciation and amortization	52,791	40,567	153,810	116,556
Minority interests of unitholders in operating partnership	(55)	(223)	161	33
Real estate depreciation related to unconsolidated entities	84	70	220	207
Discontinued Operations:
Real estate depreciation	234	3,919	2,636	14,076
Minority interests of unitholders in operating partnership	743	1,652	4,248	3,480
Net gains on sales of depreciable property	(12,851)	(20,220)	(66,657)	(35,239)
Net incremental gains on the sale of condominium homes	5,320	—	7,650	—

Funds from operations — basic	$57,559	$48,487	$173,059	$155,480

Distributions to preferred stockholders — Series D and E (Convertible)	931	2,183	2,794	6,538

Funds from operations — diluted	$58,490	$50,670	$175,853	$162,018

Weighted average number of common shares and OP Units outstanding — basic	144,896	135,859	144,741	135,781
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	150,473	145,168	150,299	145,038
      In the computation of diluted FFO, OP units, out-performance partnership shares, and the shares of Series D Cumulative Convertible Redeemable Preferred Stock and Series E Cumulative Convertible Preferred Stock are dilutive; therefore, they are included in the diluted share count. For the three and nine months ended September 30, 2004, distributions to preferred stockholders exclude $1.6 million and $4.7 million related to premiums on preferred stock conversions.
      Net incremental gains on the sale of condominiums is defined as net sales proceeds less a tax provision and the gross investment basis of the asset before accumulated depreciation. We consider FFO with gains/losses on the sale of condominiums to be a meaningful supplemental measure of performance because the short-term use of funds produce a profit that differs from the traditional long-term investment in real estate for REITs.

      The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the three and nine months ended September 30, (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Weighted average number of common shares and OP units outstanding — basic	144,896	135,859	144,741	135,781
Weighted average number of OP units outstanding	(8,504)	(8,677)	(8,510)	(8,682)

Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	136,392	127,182	136,231	127,099

Weighted average number of common shares, OP units, and common stock equivalents outstanding — diluted	150,473	145,168	150,299	145,038
Weighted average number of OP units outstanding	(8,504)	(8,677)	(8,510)	(8,682)
Weighted average incremental shares from assumed conversion of stock options	(857)	(925)	—	—
Weighted average incremental shares from unvested restricted stock	(125)	(91)	—	—
Weighted average number of Series A OPPSs outstanding	(1,791)	(1,791)	(1,791)	(1,791)
Weighted average number of Series D preferred shares outstanding	—	(3,077)	—	(3,077)
Weighted average number of Series E preferred shares outstanding	(2,804)	(3,425)	(2,804)	(3,425)

Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	136,392	127,182	137,194	128,063

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
      The following is a presentation of cash flow metrics based on generally accepted accounting principles for the three and nine months ended September 30, (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net cash provided by operating activities	$59,758	$67,176	$170,460	$173,937
Net cash used in investing activities	(116,816)	(201,932)	(177,821)	(318,667)
Net cash provided by financing activities	56,371	135,988	4,937	141,894
Results of Operations
      The following discussion includes the results of both continuing and discontinued operations for the periods presented.

Net Income Available to Common Stockholders
      Net income available to common stockholders was $11.3 million ($0.08 per diluted share) for the three months ended September 30, 2005, compared to $21.2 million ($0.17 per diluted share) for the same period in the prior year. The decrease for the three months ended September 30, 2005 when compared to the same period in 2004, resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	an $11.4 million increase in interest expense,

•	an $8.5 million increase in real estate depreciation and amortization expense,

•	$7.4 million less in gains recognized from the sale of depreciable property, and

•	a $1.1 million increase in general and administrative expenses.
      These decreases in income were partially offset by a $7.8 million increase in apartment community operating results, a $1.6 million decrease in premiums paid on preferred stock conversions, a $1.5 million increase in non-property income, a $1.3 million decrease in preferred stock distributions, and an $0.8 million decrease in minority interest expense during the third quarter of 2005 when compared to the same period in 2004. In addition, a charge of $5.5 million for hurricane related expenses was recorded in the third quarter of 2004.
      Net income available to common stockholders was $71.0 million ($0.52 per diluted share) for the nine months ended September 30, 2005, compared to $51.7 million ($0.40 per diluted share) for the same period in the prior year. The increase for the nine months ended September 30, 2005 when compared to the same period in 2004 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	$31.4 million more in gains recognized from the sale of depreciable property,

•	a $30.0 million increase in apartment community operating results,

•	a $13.1 million increase in non-property income,

•	a $5.5 million charge recorded for hurricane related expense in 2004,

•	a $4.7 million decrease in premiums paid on preferred stock conversions, and

•	$3.7 million less in preferred stock distributions.
      These increases in income were partially offset by a $31.4 million increase in interest expense, a $25.8 million increase in real estate depreciation and amortization expense, an $8.5 million increase in losses on early debt retirement, and a $3.6 million increase in general and administrative expenses during the first nine months of 2005 when compared to the same period in 2004.

Apartment Community Operations
      Our net income is primarily generated from the operation of our apartment communities. The following table summarizes the operating performance of our total apartment portfolio for each of the periods presented, (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2005	2004	% Change	2005	2004	% Change

Property rental income	$173,175	$160,399	8.0%	$522,840	$478,482	9.3%
Property operating expense*	(67,870)	(62,864)	8.0%	(201,048)	(186,725)	7.7%

Property operating income	$105,305	$97,535	8.0%	$321,792	$291,757	10.3%

Weighted average number of homes	74,335	76,149	-2.4%	76,501	76,222	0.4%
Physical occupancy**	94.0%	93.9%	0.1%	94.1%	93.5%	0.6%

*	Excludes depreciation, amortization, and property management expenses.

**	Based upon weighted average stabilized homes.
      The following table is our reconciliation of property operating income to net income as reflected on the Consolidated Statements of Operations for the periods presented, (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Property operating income	$105,305	$97,535	$321,792	$291,757
Commercial operating income	364	103	1,945	318
Non-property income	2,319	805	15,290	2,211
Real estate depreciation and amortization	(53,732)	(45,331)	(158,504)	(133,278)
Interest	(41,331)	(29,977)	(119,562)	(88,179)
Loss on early debt retirement	—	—	(8,482)	—
Hurricane related expenses	—	(5,503)	—	(5,503)
General and administrative and property management	(9,684)	(8,266)	(31,250)	(26,398)
Other operating expenses	(291)	(289)	(870)	(850)
Net gain on sale of depreciable property	12,851	20,220	66,657	35,239
Minority interests	(666)	(1,481)	(4,498)	(3,679)

Net income per the Consolidated Statement of Operations	$15,135	$27,816	$82,518	$71,638

Same Communities
      Our same communities (those communities acquired, developed, and stabilized prior to June 30, 2004 and held on September 30, 2005, which consisted of 59,248 apartment homes) provided 73% of our property operating income for the nine months ended September 30, 2005.
      For the third quarter of 2005, same community property operating income increased 2.3% or $1.9 million compared to the same period in 2004. The increase in property operating income was primarily attributable to a 4.1% or $5.5 million increase in revenues from rental and other income that was offset by a 6.9% or $3.6 million increase in operating expenses. The increase in revenues from rental and other income was primarily driven by a 2.4% or $3.4 million increase in rental rates, an 18% or $0.7 million decrease in concession expense, a 5.8% or $0.5 million decrease in vacancy loss, and an 8.5%

or $0.8 million increase in utility reimbursement income and fee income. Physical occupancy increased 0.4% to 94.6%.
      The increase in property operating expenses was primarily driven by a 58.7% or $1.1 million increase in insurance costs, a 6.3% or $0.8 million increase in real estate taxes, a 3.4% or $0.5 million increase in personnel costs, an 8.1% or $0.4 million increase in administrative and marketing costs, a 3.6% or $0.3 million increase in repair and maintenance costs, a 62.3% or $0.3 million increase in incentive compensation expense, and a 2.0% or $0.2 million increase in utility expense.
      As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property operating income divided by property rental income) decreased 1.0% to 60.6%.
      For the nine months ended September 30, 2005, same community property operating income increased 3.0% or $7.0 million compared to the same period in 2004. The increase in property operating income was primarily attributable to a 3.3% or $12.2 million increase in revenues from rental and other income that was offset by a 3.7% or $5.2 million increase in operating expenses. The increase in revenues from rental and other income was primarily driven by a 1.7% or $6.6 million increase in rental rates, an 8.1% or $2.0 million decrease in vacancy loss, a 17.2% or $1.8 million decrease in concession expense, a 14.0% or $0.2 million decrease in bad debt, and a 6.4% or $1.7 million increase in utility reimbursement income and fee income. Physical occupancy increased 0.6% to 94.4%.
      The increase in property operating expenses was primarily driven by a 4.1% or $1.6 million increase in personnel costs, a 3.1% or $1.1 million increase in real estate taxes, a 6.0% or $0.8 million increase in administrative and marketing costs, a 72.6% or $0.7 million increase in incentive compensation, a 1.6% or $0.4 million increase in utilities expenses, a 1.0% or $0.3 million increase in repair and maintenance costs, and a 2.8% or $0.2 million increase in insurance costs.
      As a result of the percentage changes in property rental income and property operating expenses, the operating margin decreased 0.2% to 61.4%.

Non-Mature Communities
      The remaining 27% of our property operating income during the first nine months of 2005 was generated from communities that we classify as “non-mature communities” (primarily those communities acquired or developed in 2004 and 2005, sold properties, and those properties classified as real estate held for disposition). The 38 communities with 11,914 apartment homes that we acquired in the fourth quarter of 2003, and in 2004 and 2005 provided $62.4 million of property operating income. The 21 communities with 6,002 apartment homes and 64 condominiums sold during the first nine months of 2005 provided $8.1 million of property operating income. In addition, our development communities, which included 178 apartment homes constructed since January 1, 2003, provided $0.7 million of property operating income during 2005, the one community with 350 apartment homes and two communities with a total of 187 condominiums classified as real estate held for disposition provided $2.4 million of property operating income, and other non-mature communities provided $12.3 million of property operating income for the nine months ended September 30, 2005.
Real Estate Depreciation and Amortization
      For the three and nine months ended September 30, 2005, real estate depreciation and amortization on both continuing and discontinued operations increased 19.2% or $8.5 million and 19.8% or $25.8 million, respectively, compared to the same period in 2004, primarily due to the overall increase in the weighted average number of apartment homes, the significant increase in per home acquisition cost compared to the existing portfolio, and other capital expenditures.
Interest Expense
      For the three months ended September 30, 2005, interest expense on both continuing and discontinued operations increased 37.9% or $11.4 million from the same period in 2004 primarily due to the issuance of debt. For the three months ended September 30, 2005, the weighted average amount of debt outstanding increased 30.6% or $0.7 billion compared to the same period in 2004 and the weighted average interest rate increased from 4.8% to 5.3% during 2005. The weighted average amount of debt outstanding during 2005 is higher than 2004 as acquisition costs in 2004 and in 2005 have been funded, in most part, by the issuance of debt. The increase in the weighted average interest rate during 2005 reflects short-term bank borrowings and variable rate debt that had higher interest rates when compared to the prior year.
      For the nine months ended September 30, 2005, interest expense on both continuing and discontinued operations increased 35.6% or $31.4 million from the same period in 2004 primarily due to the issuance of debt. For the nine months ended September 30, 2005, the weighted average amount of debt outstanding increased 30.9% or $0.7 billion compared to the same period in 2004 and the weighted average interest rate increased from 4.9% to 5.2% during 2005. The weighted average amount of debt outstanding during 2005 is higher than 2004 as acquisition costs in 2004 and in 2005 have been funded, in most part, by the issuance of debt. The increase in the weighted average interest rate during 2005 reflects short-term bank borrowings and variable rate debt that had higher interest rates when compared to the prior year.
General and Administrative
      For the three months ended September 30, 2005, general and administrative expenses increased $1.1 million or 27.5% compared to the same period in 2004. This increase was primarily due to an increase in personnel and incentive compensation expense of $0.4 million or 8.4% and $0.3 million related to an operating lease on an airplane. For the nine months ended September 30, 2005, general and administrative expenses increased $3.6 million or 27.1% over the comparable period in 2004 primarily as a result of an increase in personnel and incentive compensation costs.
Gains on Sales of Land and Depreciable Property
      For the three and nine months ended September 30, 2005, we recognized gains for financial reporting purposes of $12.9 million and $66.7 million compared to $20.2 million and $35.2 million for the comparable period in 2004. Changes in the level of gains recognized from period to period reflect the changing level of our divestiture activity from period to period, as well as the extent of gains related to specific properties sold.
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
      See our Annual Report on Form 10-K for the year ended December 31, 2004 “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of September 30, 2005, our market risk has not changed materially from the amounts reported on our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.	CONTROLS AND PROCEDURES
      As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. In addition, our Chief Executive Officer and our Chief Financial Officer concluded that during the quarter ended September 30, 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
      On June 3, 1999, our Board of Directors authorized the repurchase in open market transactions, in block transactions, or otherwise, of up to 5.5 million shares of our common stock. On December 5, 2000, our Board of Directors authorized the purchase of up to an additional 5.5 million shares of our common stock in open market transactions, in block purchases or otherwise. As of September 30, 2005, we had repurchased a total of 8,749,763 shares of our common stock under this program. As disclosed in the table below, we did not purchase any shares of our common stock during the quarter ended September 30, 2005.
      Between October 22, 2005 and November 3, 2005 we repurchased an additional 627,500 shares of our common stock under our repurchase program at an average purchase price per share of $21.62.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of Publicly	May Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Per	Plans or	Under the Plans
Period	Purchased	Share	Programs	or Programs

July 1, 2005 through July 31, 2005	0	N/A	0	2,250,237
August 1, 2005 through August 31, 2005	0	N/A	0	2,250,237
September 1, 2005 through September 30, 2005	0	N/A	0	2,250,237

Total	0	N/A	0	2,250,237

Item 5.	OTHER INFORMATION
      On November 7, 2005, we entered into an agreement with Thomas W. Toomey, our Chief Executive Officer and President, which sets forth the terms and conditions of Mr. Toomey’s lease of our corporate aircraft. A copy of our agreement with Mr. Toomey setting forth the amount Mr. Toomey will pay us if he leases our corporate aircraft, and other terms and conditions, is attached to this Report as Exhibit 10.1 and is incorporated by reference in this Item 5.

Item 6.	EXHIBITS
      The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

United Dominion Realty Trust, Inc. (registrant)

Date: November 9, 2005	/s/ Christopher D. Genry Christopher D. Genry Executive Vice President — Corporate Strategy and Chief Financial Officer

Date: November 9, 2005	/s/ Scott A. Shanaberger Scott A. Shanaberger Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Articles of Merger between the Company and United Dominion Realty Trust, Inc., a Virginia corporation, filed with the State Department of Assessments and Taxation of the State of Maryland (incorporated by reference to Exhibit 2.01 to the Company’s Current Report on Form 8-K dated and filed with the Commission on June 11, 2003, Commission File No. 1-10524).
2.2	Certificate of Correction to Articles of Merger between the Company and United Dominion Realty Trust, Inc., a Virginia corporation, filed with the State Department of Assessments and Taxation of the State of Maryland on March 21, 2005, (incorporated by reference to Exhibit 2.02 to the Company’s Current Report on Form 8-K dated March 17, 2005 and filed with the Commission on March 22, 2005, Commission File No. 1-10524).
2.3	Certificate of Correction to Articles of Merger between the Company and United Dominion Realty Trust, Inc., a Virginia corporation, filed with the State Department of Assessments and Taxation of the State of Maryland on July 27, 2005 (incorporated by reference to Exhibit 2.03 to the Company’s Current Report on Form 8-K dated July 27, 2005 and filed with the Commission on August 1, 2005, Commission File No. 1-10524).
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit A to Exhibit 2.01 to the Company’s Current Report on Form 8-K dated and filed with the Commission on June 11, 2003, Commission File No. 1-10524).
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation filed with the State Department of Assessments and Taxation of the State of Maryland on March 21, 2005 (incorporated by reference to Exhibit 3.03 to the Company’s Current Report on Form 8-K dated March 17, 2005 and filed with the Commission on March 22, 2005, Commission File No. 1-10524).
3.3	Articles Supplementary filed with the State Department of Assessments and Taxation of the State of Maryland on March 21, 2005 (incorporated by reference to Exhibit 3.02 to the Company’s Current Report on Form 8-K dated March 17, 2005 and filed with the Commission on March 22, 2005, Commission File No. 1-10524).
3.4	Certificate of Correction to Articles of Merger between the Company and United Dominion Realty Trust, Inc., a Virginia corporation, filed with the State Department of Assessments and Taxation of the State of Maryland on March 21, 2005 (see Exhibit 2.2).
3.5	Articles Supplementary filed with the State Department of Assessments and Taxation of the State of Maryland on May 4, 2005 (incorporated by reference to Exhibit 3.05 to the Company’s Current Report on Form 8-K dated May 3, 2005 and filed with the Commission on May 9, 2005, Commission File No. 1-10524).
3.6	Certificate of Correction to Articles of Merger between the Company and United Dominion Realty Trust, Inc., a Virginia corporation, filed with the State Department of Assessments and Taxation of the State of Maryland on July 27, 2005 (see Exhibit 2.3).
3.7	Articles of Amendment filed with the State Department of Assessments and Taxation of the State of Maryland on July 27, 2005 (incorporated by reference to Exhibit 3.07 to the Company’s Current Report on Form 8-K dated July 27, 2005 and filed with the Commission on August 1, 2005, Commission File No. 1-10524).
3.8	Articles Supplementary filed with the State Department of Assessments and Taxation of the State of Maryland on July 28, 2005 (incorporated by reference to Exhibit 3.08 to the Company’s Current Report on Form 8-K dated July 27, 2005 and filed with the Commission on August 1, 2005, Commission File No. 1-10524).
3.9	Articles of Restatement filed with the State Department of Assessments and Taxation of the State of Maryland on July 29, 2005 (incorporated by reference to Exhibit 3.09 to the Company’s Current Report on Form 8-K dated July 27, 2005 and filed with the Commission on August 1, 2005, Commission File No. 1-10524).
4.1	5.25% Medium-Term Note due January 15, 2016, issued September 7, 2005.
10.1	Agreement between the Company and Thomas W. Toomey dated November 7, 2005, regarding corporate aircraft.
12	Computation of Ratio of Earnings to Fixed Charges.

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.