Form 10-K
period 2005-12-31
UNITED DOMINION REALTY TRUST INC
filed 2006-03-07
CIK 74208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
(Address of principal executive offices) (zip code)
Registrant’s telephone number, including area code: (720) 283-6120
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
8.60% Series B Cumulative Redeemable Preferred Stock	New York Stock Exchange
8.50% Monthly Income Notes Due 2008	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or other information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑                                         Accelerated filer ☐                                         Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the shares of common stock held by non-affiliates on June 30, 2005 was approximately $3.3 billion. This calculation excludes shares of common stock held by the registrant’s officers and directors and each person known by the registrant to beneficially own more than 5% of the registrant’s outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose. As of February 24, 2006 there were 134,286,524 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 2, 2006.

PART I
Item 1. BUSINESS
General
     United Dominion Realty Trust, Inc. is a self administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities nationwide. At December 31, 2005, our apartment portfolio included 259 communities located in 43 markets, with a total of 74,875 completed apartment homes. In addition, we had five apartment communities under development.
     We have elected to be taxed as a REIT under the Internal Revenue Code. To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gain) to our stockholders. As a qualified REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on our net income to the extent we distribute such net income to our stockholders. In 2005, we declared total distributions of $1.20 per share to our stockholders, which represents our 29th year of consecutive dividend increases to our stockholders.
     We were formed in 1972 as a Virginia corporation. In June 2003, we changed our state of incorporation from Virginia to Maryland. Our corporate headquarters is located at 400 East Cary Street, Richmond, Virginia. Our principal executive offices are located at 1745 Shea Center Drive, Suite 200, Highlands Ranch, Colorado. As of February 24, 2006, we had 1,900 full-time employees and 136 part-time employees.
     Our subsidiaries include two operating partnerships, Heritage Communities L.P., a Delaware limited partnership, and United Dominion Realty L.P., a Delaware limited partnership. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” “the company,” or “United Dominion” refer collectively to United Dominion Realty Trust, Inc. and its subsidiaries.
2005 Accomplishments
•	We increased our dividend for the 29th consecutive year.

•	We completed over $1.5 billion of capital transactions in 2005.

•	We amended our credit facility and extended its term for an additional two years, thereby reducing our costs.

•	We acquired 2,561 apartment homes in eight communities for approximately $390.9 million and one parcel of land for $2.9 million.

•	We completed the disposition of 22 apartment communities with 6,352 apartment homes for an aggregate sales price of approximately $387.2 million and one parcel of land for $0.9 million. In addition, we sold 240 condominiums within five communities for a total of $69.1 million and our investment in an unconsolidated joint venture for $39.2 million.
Business Objectives and Operating Strategies
     Our principal business objective is to maximize the economic returns of our apartment communities to provide our stockholders with the greatest possible total return and value. To achieve this objective, we intend to continue to pursue the following goals and strategies:
•	own and operate apartments across a national platform, thus enhancing stability and predictability of returns to our stockholders,

•	manage real estate cycles by taking an opportunistic approach to buying, selling, and building apartment communities,

•	empower site associates to manage our communities efficiently and effectively,

•	measure and reward associates based on specific performance targets, and

•	manage our capital structure to ensure predictability of earnings and dividends.
Acquisitions
     During 2005, using the proceeds from our disposition program, as well as equity and debt offerings, we acquired eight communities with 2,561 apartment homes at a total cost of approximately $390.9 million, including the assumption of secured debt. In addition, we purchased one parcel of land for $2.9 million.
     When evaluating potential acquisitions, we consider:
•	population growth, cost of alternative housing, overall potential for economic growth and the tax and regulatory environment of the community in which the property is located,

•	geographic location, including proximity to our existing communities which can deliver significant economies of scale,

•	construction quality, condition and design of the community,

•	current and projected cash flow of the property and the ability to increase cash flow,

•	potential for capital appreciation of the property,

•	ability to increase the value and profitability of the property through upgrades and repositioning,

•	terms of resident leases, including the potential for rent increases,

•	occupancy and demand by residents for properties of a similar type in the vicinity,

•	prospects for liquidity through sale, financing, or refinancing of the property, and

•	competition from existing multifamily communities and the potential for the construction of new multifamily properties in the area.
     The following table summarizes our apartment acquisitions and our year-end ownership position for the past five years (dollars in thousands):

	2005	2004	2003	2002	2001
Homes acquired	2,561	8,060	5,220	4,611	1,304
Homes owned at December 31	74,875	78,855	76,244	74,480	77,567
Total real estate owned, at carrying value	$5,512,424	$5,243,296	$4,351,551	$3,967,483	$3,907,667
Dispositions
     We regularly monitor and adjust our assets to increase portfolio profitability. During 2005, we sold over 6,300 of our slower growing, non-core apartment homes while exiting some markets in an effort to increase the quality and performance of our portfolio. Proceeds from the disposition program were used primarily to reduce debt and fund acquisitions.
     Factors we consider in deciding whether to dispose of a property include:
•	current market price for an asset compared to projected economics for that asset,

•	potential increases in new construction in the market area,

•	areas where the economy is not expected to grow substantially, and

•	markets where we do not intend to establish long-term concentration.
     At December 31, 2005, there were four communities with a total of 384 condominiums and two parcels of land classified as real estate held for disposition. We are in the market for replacement properties that will correspond with our expected sales activity to prevent dilution to earnings.
Upgrading and Development Activities
     During 2005, we continued to reposition properties in targeted markets where there was an opportunity to add value and achieve greater than inflationary increases in rents over the long term. In 2005, we spent $49.3 million on five development projects that are expected to be completed in 2006 and 2007. Revenue enhancing capital expenditures, including kitchen and bath renovations, and other extensive interior upgrades totaled $98.6 million or $1,302 per home for the year ended December 31, 2005. In addition, we spent $18.7 million on major renovation projects that included major structural changes and/or architectural revisions to existing buildings and the wiring and/or re-plumbing of an entire building.
     The following wholly owned projects were under development as of December 31, 2005:

	Number of	Completed	Cost to	Budgeted	Estimated	Expected
	Apartment	Apartment	Date	Cost	Cost	Completion
	Homes	Homes	(In thousands)	(In thousands)	Per Home	Date
Verano at Town Square	414	66	$55,653	$66,300	$160,100	1Q06
Rancho Cucamonga, CA
Mandalay on the Lake	369	—	26,339	30,900	83,700	2Q06
Irving, TX
2000 Post — Phase III	24	—	4,835	9,000	375,000	2Q06
San Francisco, CA
Ridgeview	225	—	6,883	18,000	80,000	1Q07
Plano, TX
Lincoln Towne Square — Phase II	303	—	3,007	21,000	69,300	3Q07
Plano, TX

	1,335	66	$96,717	$145,200	$108,800

     In addition, we owned four parcels of land held for future development aggregating $20.8 million at December 31, 2005.
Financing Activities
     As part of our plan to strengthen our capital structure, we utilized proceeds from dispositions, debt and equity offerings and refinancings to extend maturities, pay down existing debt, and acquire apartment communities. The following is a summary of our major financing activities in 2005:
▪	Repaid $133.8 million of secured debt and $70.9 million of unsecured debt, and incurred $8.5 million in prepayment penalties.

▪	Sold $50 million aggregate principal amount of 5.25% senior unsecured notes due January 2015 in February 2005 under our medium-term note program. These notes represent a re-opening of the 5.25% senior unsecured notes due January 2015 that were issued in November 2004, and these notes constitute a single series of notes. The February 2005 issuance of these notes brought the aggregate principal amount of the 5.25% senior unsecured notes to $150 million. The net proceeds of approximately $50 million were used for debt repayment and to fund the acquisition of apartment communities.

▪	Sold our shares in Rent.com, a leading Internet listing web site in the apartment and rental housing industry, in February 2005. As a result, we received cash proceeds and recorded a one-time gain of $12.3 million on the sale. As part of the transaction, an additional $0.8 million was placed in escrow and will be recorded as revenue when received.

▪	Sold $50 million aggregate principal amount of 5.25% senior unsecured notes due January 2015 in March 2005 under our medium-term note program. These notes represent a re-opening of the 5.25% senior unsecured notes due January 2015 that were issued in November 2004, and these notes constitute a single series of notes. The March 2005 issuance of these notes brought the aggregate principal amount of the 5.25% senior unsecured notes to $200 million. The net proceeds of approximately $50 million were used for debt repayment and to fund the acquisition of apartment communities.

▪	Sold $50 million aggregate principal amount of 5.25% senior unsecured notes due January 2015 in May 2005 under our medium-term note program. These notes represent a re-opening of the 5.25% senior unsecured notes due January 2015 that were issued in November 2004, and these notes constitute a single series of notes. The May 2005 issuance of these notes brought the aggregate principal amount of the 5.25% senior unsecured notes to $250 million. The net proceeds of approximately $50 million were used for debt repayment and to fund the acquisition of apartment communities.

▪	Amended and restated our $500 million unsecured revolving credit facility and extended the term an additional two years. The credit facility matures on May 31, 2008, and, at our option, can be extended for an additional year. We have the right to increase the credit facility to $750 million if the initial lenders increase their commitments or we receive commitments from additional lenders. Based on our current credit ratings, the credit facility carries an interest rate equal to LIBOR plus a spread of 57.5 basis points, which represents a 12.5 basis point reduction to the previous unsecured revolver, and the facility fee was reduced from 20 basis points to 15 basis points. Under a competitive bid feature and for so long as we maintain an Investment Grade Rating, we have the right to bid out 100% of the commitment amount.

▪	Converted a $75 million variable rate debt facility to a fixed rate of 4.86% on December 1, 2005.

▪	Sold $100 million aggregate principal amount of 5.25% medium-term notes due January 2016 in September 2005 under our medium-term note program. The net proceeds of approximately $100 million were used for debt repayment.

▪	Sold $250 million aggregate principal amount of our 4.00% convertible senior notes due 2035 in December 2005. We used the net proceeds of approximately $245 million to repay outstanding debt under our unsecured revolving bank credit facility and to repurchase shares of our common stock.

▪	Repurchased 1,069,500 shares of our common stock at an average price per share of $22.08 under our common stock repurchase program and repurchased 2,110,850 shares of our common stock at an average price per share of $23.51 in connection with the offering of our 4.00% convertible senior notes due 2035. As of December 31, 2005, approximately 1.2 million shares of common stock remained available for repurchase under the common stock repurchase program.
Markets and Competitive Conditions
     At December 31, 2005, we owned 259 apartment communities in 43 markets in 16 states. When comparing fourth quarter 2005 to the same period in the prior year, 84% of the portfolio generated positive revenue growth and 69% of the portfolio generated positive net operating income growth. We have a geographically diverse portfolio and we believe that this diversification increases investment opportunity and decreases the risk associated with cyclical local real estate markets and economies, thereby increasing the stability and predictability of our earnings.
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
     In many of our markets, competition for new residents is intense. Some competing communities offer features that our communities do not have. Competing communities frequently use concessions or lower rents to obtain temporary competitive advantages. Also, some competing communities are larger or newer than our communities. The competitive position of each community is different depending upon many factors including sub-market supply and demand. In addition, other real estate investors compete with us to acquire existing properties and to develop new properties. These competitors include insurance companies, pension and investment funds, developer partnerships, investment companies and other apartment REITs. This competition could increase prices for properties of the type that we would likely pursue, and our competitors may have greater resources, or lower capital costs, than we do.
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
     Moving forward, we will continue to emphasize aggressive lease management, improved expense control, increased resident retention efforts and the realignment of employee incentive plans tied to our bottom line performance. We believe this plan of operation, coupled with the portfolio’s strengths in targeting renters across a geographically diverse platform, should position us for continued operational improvement.
Communities
     At December 31, 2005, our apartment portfolio included 259 communities having a total of 74,875 completed apartment homes. In addition, we had five apartment communities under development. The overall quality of our portfolio has significantly improved since 2001 with the disposition of non-core apartment homes and our upgrade and rehabilitation program. The upgrading of the portfolio provides several key benefits related to portfolio profitability. It enables us to raise rents more significantly and to attract residents with higher levels of disposable income who are more likely to accept the transfer of expenses, such as water and sewer costs, from the landlord to the resident. In addition, it potentially reduces recurring capital expenditures per apartment home, and therefore increases cash flow.

Same Communities
     For 2005, same community property operating income increased 3.4% or $10.3 million compared to 2004. The increase in property operating income was primarily attributable to a 3.8% or $18.6 million increase in revenues from rental and other income that was partially offset by a 4.4% or $8.3 million increase in operating expenses. The increase in revenues from rental and other income was primarily driven by a 2.0% or $10.3 million increase in rental rates, a 20.2% or $2.9 million decrease in concession expense, a 7.5% or $2.6 million increase in utility reimbursement income and fee income, a 7.8% or $2.5 million decrease in vacancy loss, and a 15.6% or $0.4 million decrease in bad debt expense. Physical occupancy increased 0.6% to 94.5%.
     The increase in property operating expenses was primarily driven by a 4.3% or $2.0 million increase in real estate taxes, a 3.8% or $1.9 million increase in personnel costs, a 3.8% or $1.1 million increase in utilities expense, a 2.9% or $0.9 million increase in repair and maintenance costs, a 4.7% or $0.8 million increase in administrative and marketing costs, a 46.7% or $0.7 million increase in incentive compensation, and a 5.4% or $0.5 million increase in insurance costs.
Customers
     Our upgrade and rehabilitation programs enable us to raise rents and attract residents with higher levels of disposable income who are more likely to accept the transfer of expenses, such as water and sewer costs, from the landlord to the resident. We believe this segment provides the highest profit potential in terms of rent growth, stability of occupancy and investment opportunities.
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
Tax Matters
     We have elected to be taxed as a REIT under the Internal Revenue Code. To continue to qualify as a REIT, we must continue to meet certain tests that, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gain) to our stockholders. Provided we maintain our qualification as a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on our net income to the extent such net income is distributed to our stockholders. Even if we continue to qualify as a REIT, we will continue to be subject to certain federal, state and local taxes on our income and property.
     We may utilize several taxable REIT subsidiaries to engage in activities that REITs may be prohibited from performing, including the provision of management and other services to third parties and the conduct of certain nonqualifying real estate transactions. Taxable REIT subsidiaries generally are taxable as regular corporations and therefore are subject to federal, state and local income taxes.
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
Environmental Matters
     Various environmental laws govern certain aspects of the ongoing operation of our communities. Such environmental laws include those regulating the existence of asbestos-containing materials in buildings, management of surfaces with lead-based paint (and notices of residents about the lead-based paint), use of active underground petroleum storage tanks, and waste-management activities. The failure to comply with such requirements could subject us to a government enforcement action and/or claims for damages by a private party.
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
Executive Officers of the Company
     The following table sets forth information about our executive officers as of March 3, 2006. The executive officers listed below serve in their respective capacities at the discretion of our board of directors.

Name	Age	Office	Since
Thomas W. Toomey	45	Chief Executive Officer -	2001
		President and Director

W. Mark Wallis	55	Senior Executive Vice President	2001

Christopher D. Genry	45	Executive Vice President — Corporate	2001
		Strategy & Chief Financial Officer

Richard A. Giannotti	50	Executive Vice President — Asset Quality	1985

Sara Jo Light	60	Executive Vice President —	2005
		Director of Talent Management

Martha R. Carlin	43	Executive Vice President —	2001
		Director of Property Operations

Name	Age	Office	Since
Lester C. Boeckel	57	Senior Vice President —	2001
		Dispositions & Acquisitions

Patrick S. Gregory	56	Senior Vice President —	1997
		Chief Information Officer

Michael J. Kelly	38	Senior Vice President —	2004
		Acquisitions

Scott A. Shanaberger	37	Senior Vice President —	1994
		Chief Accounting Officer
		& Assistant Secretary

Thomas A. Spangler	45	Senior Vice President —	1998
		Business Development
		& Chief Risk Officer

Mark E. Wood	53	Senior Vice President —	1994
		Development

Mary Ellen Norwood	51	Vice President —	2001
		Legal Administration
		& Secretary
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
     Mr. Genry joined us in March 2001 as Executive Vice President and Chief Financial Officer and was named Executive Vice President of Corporate Strategy and Chief Financial Officer in 2005. Mr. Genry had been Chief Financial Officer of Centex Construction Group, a $1 billion subsidiary of the New York Stock Exchange listed Centex Corporation. As Chief Financial Officer, he provided strategic leadership in the development and management of all financial and information systems, the redesign and oversight of internal audit functions, and the identification and evaluation of acquisition opportunities. Prior to joining Centex, he was with Arthur Andersen & Co. in Dallas.
     Mr. Giannotti joined us as Director of Development and Construction in September 1985. He was elected Assistant Vice President in 1988, Vice President in 1989, and Senior Vice President in 1996. In 1998, Mr. Giannotti was elected Director of Development-East, and was promoted to Executive Vice President — Asset Quality in 2003.

     Ms. Light joined us in 2005 as Executive Vice President and Director of Talent Management. Prior to joining us, Ms. Light was the Senior Vice President and Director of Human Resources at Taubman Centers, Inc., one of the pre-eminent retail developers/owners/managers in the United States. Prior to joining Taubman, Ms. Light had over 20 years of human resource experience with various firms both in the United States and abroad.
     Ms. Carlin joined us in March 2001 as a Senior Vice President responsible for operational efficiencies and revenue enhancement. She was promoted to Senior Vice President, Director of Property Operations in 2004 and to Executive Vice President, Director of Property Operations in 2005. Ms. Carlin was previously Senior Vice President of Operations for opsXchange, Inc., a real estate procurement technology developer. Previously, she served as Senior Vice President of Ancillary Services at AIMCO and as a member of Arthur Andersen’s Real Estate Services Group.
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
     Mr. Kelly joined us in 2003 as Senior Vice President, Acquisitions. Prior to joining United Dominion, Mr. Kelly was Senior Vice President in charge of national apartment acquisitions for Urdang & Associates, a Philadelphia based pension fund advisor. During his tenure, he purchased over 4,100 units. Prior to Urdang, Mr. Kelly was a Principal with Lend Lease focusing on national apartment acquisitions. From 1993 to 1998, Mr. Kelly was Vice President and part owner of Apartment Realty Advisors, an apartment brokerage company.
     Mr. Shanaberger joined us in 1994 as an Accounting Manager and was promoted to Assistant Vice President and Assistant Treasurer in 1997. In 2000, Mr. Shanaberger was promoted to Vice President Corporate Controller and Chief Accounting Officer and was promoted to Senior Vice President in 2002. Prior to joining United Dominion, Mr. Shanaberger was employed by Ernst & Young LLP.
     Mr. Spangler joined us as Assistant Vice President, Operational Planning and Asset Management in August 1998 and was promoted to Vice President, Director of Operational Planning and Asset Management that same year. Mr. Spangler was promoted to Senior Vice President, Business Development in February 2003, and Chief Risk Officer in September 2003. Prior to joining United Dominion, Mr. Spangler was an Asset Manager for Summit Enterprises, Inc. of Virginia, a private investment management firm for nine years.
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
NYSE Certification
     On June 1, 2005, our Chief Executive Officer submitted to the New York Stock Exchange the annual certification required by Section 303A.12(a) of the NYSE Listed Company Manual regarding our compliance with NYSE corporate governance listing standards. In addition, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K for the year ended December 31, 2005.
Item 1A. RISK FACTORS
     There are many factors that affect our business and our results of operations, some of which are beyond our control. The following is a description of important factors that may cause our actual results of operations in future periods to differ materially from those currently expected or desired.
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
     New Acquisitions, Developments and Condominium Projects May Not Achieve Anticipated Results. We intend to continue to selectively acquire apartment communities that meet our investment criteria and to develop apartment communities for rental operations, to convert properties into condominiums and to develop condominium projects. Our acquisition, development and condominium activities and their success are subject to the following risks:
•	an acquired community may fail to perform as we expected in analyzing our investment, or a significant exposure related to the acquired property may go undetected during our due diligence procedures,

•	when we acquire an apartment community, we often invest additional amounts in it with the intention of increasing profitability. These additional investments may not produce the anticipated improvements in profitability,

•	new developments may not achieve pro forma rents or occupancy levels, or problems with construction or local building codes may delay initial occupancy dates for all or a portion of a development community, and

•	an over supply of condominiums in a given market may cause a decrease in the prices at which we expect to sell condominium properties.
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
     Insufficient Cash Flow Could Affect Our Debt Financing and Create Refinancing Risk. We are subject to the risks normally associated with debt financing, including the risk that our operating income and cash flow will be insufficient to make required payments of principal and interest, or could restrict our borrowing capacity under our line of credit due to debt covenant restraints. Sufficient cash flow may not be available to make all required principal payments and still satisfy our distribution requirements to maintain our status as a REIT for federal income tax purposes, and the full limits of our line of credit may not be available to us if our operating performance falls outside the constraints of our debt covenants. Additionally, we are likely to need to refinance substantially all of our outstanding debt as it matures. We may not be able to refinance existing debt, or the terms of any refinancing may not be as favorable as the terms of the existing debt, which could create pressures to sell assets or to issue additional equity when we would otherwise not choose to do so.
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
     Development and Construction Risks Could Impact Our Profitability. We intend to continue to develop and construct apartment communities. Development activities may be conducted through wholly owned affiliated companies or through joint ventures with unaffiliated parties. Our development and construction activities may be exposed to the following risks:
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
     Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of December 31, 2005, we had approximately $578 million of variable rate indebtedness outstanding, which constitutes approximately 18% of our total outstanding indebtedness as of such date. An increase in interest rates would increase our interest expenses to the extent our variable rate debt is not hedged effectively, and it would increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of our common and preferred stock and debt securities.
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
     We Would Incur Adverse Tax Consequences if We Fail to Qualify as a REIT. We have elected to be taxed as a REIT under the Internal Revenue Code. Our qualification as a REIT requires us to satisfy numerous requirements, some on an annual and quarterly basis, established under highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. We intend that our current organization and method of operation enable us to continue to qualify as a REIT, but we may not so qualify or we may not be able to remain so qualified in the future. In addition, U.S. federal income tax laws governing REITs and other corporations and the administrative interpretations of those laws may be amended at any time, potentially with retroactive effect. Future legislation, new regulations, administrative interpretations or court decisions could adversely affect our ability to qualify as a REIT or adversely affect our stockholders.

     If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, and would not be allowed to deduct dividends paid to our stockholders in computing our taxable income. Also, unless the Internal Revenue Service granted us relief under certain statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year in which we first failed to qualify. The additional tax liability from the failure to qualify as a REIT would reduce or eliminate the amount of cash available for investment or distribution to our stockholders. This would likely have a significant adverse effect on the value of our securities and our ability to raise additional capital. In addition, we would no longer be required to make distributions to our stockholders. Even if we continue to qualify as a REIT, we will continue to be subject to certain federal, state and local taxes on our income and property.
     We May Conduct a Portion of Our Business Through Taxable REIT Subsidiaries, Which are Subject to Certain Tax Risks. We have established several taxable REIT subsidiaries. Despite our qualification as a REIT, our taxable REIT subsidiaries must pay income tax on their taxable income. In addition, we must comply with various tests to continue to qualify as a REIT for federal income tax purposes, and our income from and investments in our taxable REIT subsidiaries generally do not constitute permissible income and investments for these tests. While we will attempt to ensure that our dealings with our taxable REIT subsidiaries will not adversely affect our REIT qualification, we cannot provide assurance that we will successfully achieve that result. Furthermore, we may be subject to a 100% penalty tax, we may jeopardize our ability to retain future gains on real property sales, or our taxable REIT subsidiaries may be denied deductions, to the extent our dealings with our taxable REIT subsidiaries are not deemed to be arm’s length in nature or are otherwise not respected.
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
     Maryland Law May Limit the Ability of a Third Party to Acquire Control of Us, Which May Not be in Our Stockholders’ Best Interests. Maryland business statutes may limit the ability of a third party to acquire control of us. As a Maryland corporation, we are subject to various Maryland laws which may have the effect of discouraging offers to acquire our company and of increasing the difficulty of consummating any such offers, even if our acquisition would be in our stockholders’ best interests. The Maryland General Corporation Law restricts mergers and other business combination transactions between us and any person who acquires beneficial ownership of shares of our stock representing 10% or more of the voting power without our board of directors’ prior approval. Any such business combination transaction could not be completed until five years after the person acquired such voting power, and generally only with the approval of stockholders representing 80% of all votes entitled to be cast and 66 2/3% of the votes entitled to be cast, excluding the interested stockholder, or upon payment of a fair price. Maryland law also provides generally that a person who acquires shares of our equity stock that represents 10% (and certain higher levels) of the voting power in electing directors will have no voting rights unless approved by a vote of two-thirds of the shares eligible to vote.
     Limitations on Share Ownership and Limitations on the Ability of Our Stockholders to Effect a Change in Control of Our Company May Prevent Takeovers That are Beneficial to Our Stockholders. One of the requirements for maintenance of our qualification as a REIT for federal income tax purposes is that no more than 50% in value of our outstanding capital stock may be owned by five or fewer individuals, including entities specified in the Internal Revenue Code, during the last half of any taxable year. Our charter contains ownership and transfer restrictions relating to our stock primarily to assist us in complying with this requirement. These restrictions include a provision that generally limits a person from beneficially owning or constructively owning shares of our outstanding equity stock in excess of a 9.9% ownership interest, unless our board of directors exempts the person from such ownership limitation, provided that any such exemption shall not allow the person to exceed 13% of the value of our outstanding equity stock. These provisions may have the effect of delaying, deferring or preventing someone from taking control of us, even though a change of control might involve a premium price for our stockholders or might otherwise be in our stockholders’ best interests.
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
Item 1B. UNRESOLVED STAFF COMMENTS
     None.

Item 2. PROPERTIES
     At December 31, 2005, our apartment portfolio included 259 communities located in 43 markets, with a total of 74,875 completed apartment homes. In addition, we had five apartment communities under development. We own approximately 53,000 square feet of office space in Richmond, Virginia, for our corporate offices and we lease approximately 11,000 square feet of office space in Highlands Ranch, Colorado, for our principal executive offices. The table below sets forth a summary of our real estate portfolio by geographic market at December 31, 2005.
SUMMARY OF REAL ESTATE PORTFOLIO BY GEOGRAPHIC MARKET AT DECEMBER 31, 2005

									Total
								Collections	Income	Average
	Number of	Number of	Percentage of	Carrying				per	per	Home Size
	Apartment	Apartment	Carrying	Value	Encumbrances	Cost Per	Physical	Occupied	Occupied	(Square
	Communities	Homes	Value	(in thousands)	(in thousands)	Home	Occupancy	Home (a)	Home (b)	Feet)
MID-ATLANTIC REGION
Metropolitan DC	8	2,487	4.6%	$253,914	$30,691	$102,097	93.0%	$1,052	$1,168	925
Raleigh, NC	11	3,663	4.0%	218,931	63,752	59,768	93.6%	644	671	957
Baltimore, MD	10	2,118	3.1%	169,951	13,286	80,241	96.3%	959	994	925
Richmond, VA	9	2,636	2.8%	156,903	61,532	59,523	93.5%	835	821	1,109
Greensboro, NC	8	2,123	2.0%	110,713	—	52,149	92.7%	581	603	981
Charlotte, NC	7	1,686	2.0%	110,229	—	65,379	94.5%	655	685	1,024
Wilmington, NC	6	1,868	1.8%	98,512	—	52,737	96.3%	691	716	952
Norfolk, VA	6	1,438	1.3%	68,968	9,117	47,961	95.3%	823	866	1,016
Other North Carolina	8	1,893	1.5%	81,159	13,320	42,873	93.9%	620	648	895
Other Mid-Atlantic	6	1,156	1.1%	61,200	16,770	52,941	94.9%	839	876	922
Other Virginia	3	820	0.9%	48,888	19,462	59,620	93.6%	975	1,004	942

WESTERN REGION
Southern California	26	7,018	19.3%	1,062,700	230,292	151,425	93.7%	1,194	1,262	840
Northern California	10	2,689	6.5%	356,640	67,354	132,629	94.5%	957	1,220	798
Seattle, WA	8	1,984	3.0%	167,657	68,452	84,505	93.4%	719	823	905
Monterey Peninsula, CA	7	1,568	2.6%	140,507	—	89,609	91.8%	915	931	724
Portland, OR	6	1,422	1.6%	89,099	17,790	62,658	93.7%	693	691	882

SOUTHEASTERN REGION
Tampa, FL	12	4,306	4.7%	259,936	61,749	60,366	93.7%	796	844	978
Orlando, FL	14	4,140	4.2%	230,968	69,311	55,789	95.8%	767	792	937
Nashville, TN	9	2,580	2.8%	156,721	28,976	60,745	95.0%	695	722	950
Jacksonville, FL	4	1,557	1.9%	103,277	—	66,331	95.2%	658	786	913
Atlanta, GA	6	1,426	1.4%	78,116	18,558	54,780	92.8%	622	668	908
Columbia, SC	6	1,584	1.2%	67,911	—	42,873	95.3%	611	641	838
Other Florida	6	1,737	2.2%	118,984	44,873	68,500	96.3%	835	884	944
Other Southeastern	2	798	0.8%	41,610	—	52,143	94.9%	512	527	811

SOUTHWESTERN REGION
Houston, TX	16	5,447	4.6%	253,408	39,604	46,522	93.7%	624	650	811
Phoenix, AZ	6	1,567	2.0%	108,881	37,081	69,484	89.3%	775	789	972
Arlington, TX	7	2,156	1.9%	104,796	18,375	48,607	94.5%	614	646	794
Denver, CO	3	1,484	1.8%	100,142	—	67,481	91.5%	637	674	938
Dallas, TX	4	1,383	1.7%	96,208	51,971	69,565	96.2%	761	787	900
Austin, TX	5	1,425	1.5%	83,484	6,073	58,585	95.7%	653	678	805
Other Southwestern	10	3,676	3.6%	200,980	53,558	54,674	94.9%	647	679	842

MIDWESTERN REGION
Columbus, OH	6	2,530	2.9%	160,093	39,278	63,278	92.6%	675	709	904
Other Midwestern	3	444	0.4%	23,980	5,985	54,009	92.9%	694	736	955

Real Estate Under Development	1	66	1.8%	96,717	25,325	n/a	n/a	n/a	n/a	n/a
Land	n/a	n/a	0.4%	24,774	n/a	n/a	n/a	n/a	n/a	n/a

Total Apartments (c)	259	74,875	99.9%	$5,506,957	$1,112,535	$73,549	94.1%	$777	$820	903

Commercial Property	n/a	n/a	0.1%	3,255	—	n/a	n/a	n/a	n/a	n/a
Richmond — Corporate	n/a	n/a	0.0%	2,212	3,724	n/a	n/a	n/a	n/a	n/a

Total Real Estate Owned	259	74,875	100.0%	$5,512,424	$1,116,259	$73,549	94.1%	$777	$820	903

(a)	Collections per Occupied Home represents net rental and fee income, excluding utility reimbursements, per weighted average number of homes occupied.
(b)	Total Income per Occupied Home represents total revenues per weighted average number of homes occupied.
(c)	Includes real estate held for disposition, real estate under development, and land, but excludes commercial property.

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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2005.
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
     Our common stock is traded on the New York Stock Exchange under the symbol “UDR.” The following tables set forth the quarterly high and low sale prices per common share reported on the NYSE for each quarter of the last two fiscal years. Distribution information for common stock reflects distributions declared per share for each calendar quarter and paid at the end of the following month.

	High	Low	Distributions Declared
2005
1st Quarter	$24.75	$20.55	$.3000
2nd Quarter	24.15	20.57	.3000
3rd Quarter	25.97	22.70	.3000
4th Quarter	23.97	20.88	.3000

2004
1st Quarter	$19.70	$17.85	$.2925
2nd Quarter	19.99	17.10	.2925
3rd Quarter	21.38	18.83	.2925
4th Quarter	24.80	19.51	.2925
     On February 24, 2006, the closing sale price of our common stock was $26.86 per share on the NYSE and there were 6,328 holders of record of the 134,286,524 outstanding shares of our common stock.
     We have determined that, for federal income tax purposes, approximately 53% of the distributions for each of the four quarters of 2005 represented ordinary income, 18% represented long-term capital gain, 11% represented unrecaptured section 1250 gain, and 18% represented return of capital to our stockholders.
     We pay regular quarterly distributions to holders of shares of our common stock. Future distributions will be at the discretion of our board of directors and will depend on our actual funds from operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, and other factors. The annual distribution payment for calendar year 2005 necessary for us to maintain our status as a REIT was approximately $0.57 per share. We declared total distributions of $1.20 per share of common stock for 2005.
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
     Distributions declared on the Series E in 2005 were $1.33 per share or $0.3322 per quarter. The Series E is not listed on any exchange. At December 31, 2005 a total of 2,803,812 shares of the Series E were outstanding.
Series F Preferred Stock
     We are authorized to issue up to 20,000,000 shares of our Series F Preferred Stock. Our Series F Preferred Stock may be purchased by holders of our operating partnership units, or OP Units, described below under “Operating Partnership Units,” at a purchase price of $0.0001 per share. OP Unitholders are entitled to subscribe for and purchase one share of our Series F Preferred Stock for each OP Unit held. As of February 24, 2006, we have not issued any shares of our Series F Preferred Stock. If we issue shares of our Series F Preferred Stock, the holders thereof will be entitled to one vote for each share of the Series F Preferred Stock they hold, voting together with the holders of our common stock, on each matter submitted to a vote of securityholders at a meeting of our stockholders. The Series F Preferred Stock does not entitle its holders to any other rights, privileges or preferences.
Dividend Reinvestment and Stock Purchase Plan
     We have a Dividend Reinvestment and Stock Purchase Plan under which holders of our common stock and our Series B Cumulative Redeemable Preferred Stock may elect to automatically reinvest their distributions and make additional cash payments to acquire additional shares of our common stock. Stockholders who do not participate in the plan continue to receive dividends as declared. As of February 24, 2006, there were 3,547 participants in the plan.
Operating Partnership Units
     From time to time we issue shares of our common stock in exchange for OP Units tendered to our operating partnerships, United Dominion Realty, L.P. and Heritage Communities L.P., for redemption in accordance with the provisions of their respective partnership agreements. At December 31, 2005, there were 10,177,792 OP Units (of which 1,764,662 are owned by the holders of the Series A OPPS (see Note 1 in the Notes to Consolidated Financial Statements)) and 338,628 OP Units in United Dominion Realty, L.P. and Heritage Communities L.P., respectively, that were owned by limited partners. The holder of the OP Units has the right to require United Dominion Realty, L.P. to redeem all or a portion of the OP Units held by the holder in exchange for a cash payment based on the market value of our common stock at the time of redemption. However, United Dominion Realty, L.P.’s obligation to pay the cash amount is subject to the prior right of the company to acquire such OP Units in exchange for either the cash amount or shares of our common stock. Heritage Communities L.P. OP Units are convertible into common stock in lieu of cash, at our option, once the holder elects to convert, at an exchange ratio of 1.575 shares for each OP Unit. During 2005, we issued a total of 99,573 shares of common stock in exchange for OP Units.

Purchases of Equity Securities
     On June 3, 1999, our board of directors authorized the repurchase in open market transactions, in block transactions, or otherwise, of up to 5.5 million shares of common stock. On December 5, 2000, our board of directors authorized the purchase of up to an additional 5.5 million shares of common stock in open market transactions, in block purchases or otherwise. As of December 31, 2005, we have repurchased a total of 9,526,263 shares of common stock under this program. We repurchased a total of 1,069,500 shares of our common stock under this program during the quarter ended December 31, 2005. In addition, we repurchased 2,110,850 shares of our common stock in December 2005 at an average purchase price per share of $23.51 in connection with our offering of $250 million aggregate principal amount of our 4.00% convertible senior notes due 2035. We will not repurchase any additional shares of common stock in connection with the notes offering. Information regarding the offering of our 4.00% convertible senior notes due 2035 and the repurchase of our common stock in connection with the offering is set forth in our Current Report on Form 8-K dated December 13, 2005, and filed with the SEC on December 19, 2005, and our Current Report on Form 8-K dated and filed with the SEC on December 23, 2005.
     The following table sets forth certain information regarding our common stock repurchases during the quarter ended December 31, 2005:

			Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares that May Yet Be
	of Shares	Price Per	Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs
October 1, 2005 through October 31, 2005	398,500	$21.58	398,500	1,851,737
November 1, 2005 through November 30, 2005	378,000	$21.72	378,000	1,473,737
December 1, 2005 through December 31, 2005	2,403,850	$23.48	2,403,850	1,180,737 *

Total	3,180,350	$23.03	3,180,350

     * This number reflects the number of shares that were available for purchase under our repurchase program on December 31, 2005. On February 10, 2006, our board of directors authorized a repurchase program pursuant to which we may repurchase up to a total of 10,000,000 shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. This repurchase program replaces our previous repurchase program discussed above.

Item 6. SELECTED FINANCIAL DATA
     The following table sets forth selected consolidated financial and other information as of and for each of the years in the five-year period ended December 31, 2005. The table should be read in conjunction with our consolidated financial statements and the notes thereto, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Report.

	Years ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data and apartment homes owned)
Operating Data (a)
Rental income	$680,553	$572,408	$509,555	$487,129	$453,215
Income/(loss) before minority interests and discontinued operations	18,590	24,548	23,305	(15,289)	1,773
Income from discontinued operations, net of minority interests	136,864	72,731	46,216	67,214	59,904
Net income	155,166	97,152	70,404	53,229	61,828
Distributions to preferred stockholders	15,370	19,531	26,326	27,424	31,190
Net income available to common stockholders	139,796	71,892	24,807	25,805	27,142
Common distributions declared	163,690	152,203	134,876	118,888	108,956
Weighted average number of common shares outstanding — basic	136,143	128,097	114,672	106,078	100,339
Weighted average number of common shares outstanding — diluted	137,013	128,097	114,672	106,078	100,339
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	150,141	145,842	136,975	127,838	120,728
Per share — basic:
Income/(loss) from continuing operations available to common stockholders, net of minority interests	$0.02	$(0.01)	$(0.18)	$(0.39)	$(0.33)
Income from discontinued operations, net of minority interests	1.01	0.57	0.40	0.63	0.60
Net income available to common stockholders	1.03	0.56	0.22	0.24	0.27
Per share — diluted:
Income/(loss) from continuing operations available to common stockholders, net of minority interests	$0.02	$(0.01)	$(0.18)	$(0.39)	$(0.33)
Income from discontinued operations, net of minority interests	1.00	0.57	0.40	0.63	0.60
Net income available to common stockholders	1.02	0.56	0.22	0.24	0.27
Common distributions declared	1.20	1.17	1.14	1.11	1.08
Balance Sheet Data
Real estate owned, at carrying value	$5,512,424	$5,243,296	$4,351,551	$3,967,483	$3,907,667
Accumulated depreciation	1,123,829	1,007,887	896,630	748,733	646,366
Total real estate owned, net of accumulated depreciation	4,388,595	4,235,409	3,454,921	3,218,750	3,261,301
Total assets	4,541,593	4,332,001	3,543,643	3,276,136	3,348,091
Secured debt	1,116,259	1,197,924	1,018,028	1,015,740	974,177
Unsecured debt	2,043,518	1,682,058	1,114,009	1,041,900	1,090,020
Total debt	3,159,777	2,879,982	2,132,037	2,057,640	2,064,197
Stockholders’ equity	1,107,724	1,195,451	1,163,436	1,001,271	1,042,725
Number of common shares outstanding	134,012	136,430	127,295	106,605	103,133
Other Data
Cash Flow Data
Cash provided by operating activities	$248,186	$251,747	$234,945	$229,001	$224,411
Cash used in investing activities	(219,017)	(595,966)	(304,217)	(67,363)	(64,055)
Cash (used in)/provided by financing activities	(21,530)	347,299	70,944	(163,127)	(166,020)

Funds from Operations (b)
Funds from operations — basic	$238,254	$211,670	$193,750	$153,016	$159,202
Funds from operations — diluted	241,980	219,557	208,431	168,795	174,630

Apartment Homes Owned
Total apartment homes owned at December 31	74,875	78,855	76,244	74,480	77,567
Weighted average number of apartment homes owned during the year	76,069	76,873	74,550	76,567	76,487

(a)	Reclassified to conform to current year presentation in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as described in Note 3 to the consolidated financial statements.

(b)	Funds from operations, or FFO, is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. This definition conforms with the National Association of Real Estate Investment Trust’s definition issued in April 2002. We consider FFO in evaluating property acquisitions and our operating performance and believe that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of our activities in accordance with generally accepted accounting principles. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. For 2005, FFO includes $2.5 million of hurricane related insurance recoveries. For 2004, FFO includes a charge of $5.5 million to cover hurricane related expenses. For 2001, FFO includes a charge of $8.6 million related to workforce reductions, other severance costs, executive office relocation costs, and the write down of seven undeveloped land sites along with our investment in an online apartment leasing company. For the years ended December 31, 2004 and 2003, distributions to preferred stockholders exclude $5.7 million and $19.3 million, respectively, related to premiums on preferred stock conversions.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Business Overview
     We are a real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities nationwide. We were formed in 1972 as a Virginia corporation. In June 2003, we changed our state of incorporation from Virginia to Maryland. Our subsidiaries include two operating partnerships, Heritage Communities L.P., a Delaware limited partnership, and United Dominion Realty, L.P., a Delaware limited partnership. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” “the company,” or “United Dominion” refer collectively to United Dominion Realty Trust, Inc. and its subsidiaries.

     At December 31, 2005, our portfolio included 259 communities with 74,875 apartment homes nationwide. The following table summarizes our market information by major geographic markets (includes real estate held for disposition, real estate under development, and land, but excludes commercial properties):

					Year Ended
	As of December 31, 2005				December 31, 2005
	Number of	Number of	Percentage of	Carrying	Average	Total
	Apartment	Apartment	Carrying	Value	Physical	Income per
	Communities	Homes	Value	(in thousands)	Occupancy	Occupied Home (a)
MID-ATLANTIC REGION
Metropolitan DC	8	2,487	4.6%	$253,914	93.0%	$1,168
Raleigh, NC	11	3,663	4.0%	218,931	93.6%	671
Baltimore, MD	10	2,118	3.1%	169,951	96.3%	994
Richmond, VA	9	2,636	2.8%	156,903	93.5%	821
Greensboro, NC	8	2,123	2.0%	110,713	92.7%	603
Charlotte, NC	7	1,686	2.0%	110,229	94.5%	685
Wilmington, NC	6	1,868	1.8%	98,512	96.3%	716
Norfolk, VA	6	1,438	1.3%	68,968	95.3%	866
Other North Carolina	8	1,893	1.5%	81,159	93.9%	648
Other Mid-Atlantic	6	1,156	1.1%	61,200	94.9%	876
Other Virginia	3	820	0.9%	48,888	93.6%	1,004

WESTERN REGION
Southern California	26	7,018	19.3%	1,062,700	93.7%	1,262
Northern California	10	2,689	6.5%	356,640	94.5%	1,220
Seattle, WA	8	1,984	3.0%	167,657	93.4%	823
Monterey Peninsula, CA	7	1,568	2.7%	140,507	91.8%	931
Portland, OR	6	1,422	1.6%	89,099	93.7%	691

SOUTHEASTERN REGION
Tampa, FL	12	4,306	4.7%	259,936	93.7%	844
Orlando, FL	14	4,140	4.2%	230,968	95.8%	792
Nashville, TN	9	2,580	2.8%	156,721	95.0%	722
Jacksonville, FL	4	1,557	1.9%	103,277	95.2%	786
Atlanta, GA	6	1,426	1.4%	78,116	92.8%	668
Columbia, SC	6	1,584	1.2%	67,911	95.3%	641
Other Florida	6	1,737	2.2%	118,984	96.3%	884
Other Southeastern	2	798	0.8%	41,610	94.9%	527

SOUTHWESTERN REGION
Houston, TX	16	5,447	4.6%	253,408	93.7%	650
Phoenix, AZ	6	1,567	2.0%	108,881	89.3%	789
Arlington, TX	7	2,156	1.9%	104,796	94.5%	646
Denver, CO	3	1,484	1.8%	100,142	91.5%	674
Dallas, TX	4	1,383	1.7%	96,208	96.2%	787
Austin, TX	5	1,425	1.5%	83,484	95.7%	678
Other Southwestern	10	3,676	3.6%	200,980	94.9%	679

MIDWESTERN REGION
Columbus, OH	6	2,530	2.9%	160,093	92.6%	709
Other Midwestern	3	444	0.4%	23,980	92.9%	736

Real Estate Under Development	1	66	1.8%	96,717	—	—
Land	—	—	0.4%	24,774	—	—

Total	259	74,875	100.0%	$5,506,957	94.1%	$820

(a)	Total Income per Occupied Home represents total revenues per weighted average number of apartment homes occupied.

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
     We have a shelf registration statement filed with the Securities and Exchange Commission which provides for the issuance of an indeterminate amount of common stock, preferred stock, debt securities, warrants, purchase contracts and units to facilitate future financing activities in the public capital markets. This shelf registration statement replaces our previous $1.5 billion shelf registration statement. In 2005, we completed various financing activities under our previous $1.5 billion shelf registration statement. These activities are summarized in the section titled “Financing Activities” that follows. Access to capital markets is dependent on market conditions at the time of issuance.
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
     During 2006, we have approximately $36.6 million of secured debt and $135.2 million of unsecured debt maturing and we anticipate repaying that debt with proceeds from borrowings under our secured or unsecured credit facilities, the issuance of new unsecured debt securities or equity, or from disposition proceeds.
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
     During 2005, $156.1 million or $2,062 per home was spent on capital expenditures for all of our communities, excluding development and commercial properties. These capital improvements included turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as HVAC equipment, roofs, siding, parking lots, and other non-revenue enhancing capital expenditures, which aggregated $38.8 million or $513 per home. In addition, revenue enhancing capital expenditures, kitchen and bath upgrades, and other extensive interior upgrades totaled $98.6 million or $1,302 per home, and major renovations totaled $18.7 million or $247 per home for the year ended December 31, 2005.
     The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development and commercial properties for the periods presented:

	Year Ended December 31,			Year Ended December 31,
	(dollars in thousands)			(per home)
	2005	2004	% Change	2005	2004	% Change
Turnover capital expenditures	$17,916	$16,863	6.2%	$237	$220	7.7%
Other recurring capital expenditures	20,928	19,191	9.1%	276	250	10.4%

Total recurring capital expenditures	38,844	36,054	7.7%	513	470	9.2%

Revenue enhancing improvements	98,592	45,933	114.6%	1,302	599	117.4%

Major renovations	18,686	261	7059.4%	247	3	8133.3%

Total capital improvements	$156,122	$82,248	89.8%	$2,062	$1,072	92.4%

Repair and maintenance	45,266	42,196	7.3%	598	550	8.7%

Total expenditures	$201,388	$124,444	61.8%	$2,660	$1,622	64.0%

     Total capital improvements increased $73.9 million or $990 per home for the year ended December 31, 2005 compared to the same period in 2004. This increase was attributable to $18.7 million of major renovations at certain of our properties. These renovations included the re-wiring and/or re-plumbing of an entire building as well as major structural changes and/or architectural revisions to existing buildings. The increase was also attributable to an additional $52.7 million being invested in revenue enhancing improvements. We will continue to selectively add revenue enhancing improvements which we believe will provide a return on investment substantially in excess of our cost of capital. Recurring capital expenditures during 2006 are currently expected to be approximately $530 per home.
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
  Real Estate Investment Properties
     We purchase real estate investment properties from time to time and allocate the purchase price to various components, such as land, buildings, and intangibles related to in-place leases in accordance with FASB Statement No. 141, “Business Combinations.” The purchase price is allocated based on the relative fair value of each component. The fair value of buildings is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates. As such, the determination of fair value considers the present value of all cash flows expected to be generated from the property including an initial lease-up period. We determine the fair value of in-place leases by assessing the net effective rent and remaining term of the lease relative to market terms for similar leases at acquisition. In addition, we consider the cost of acquiring similar leases, the foregone rents associated with the lease-up period, and the carrying costs associated with the lease-up period. The fair value of in-place leases is recorded and amortized as amortization expense over the remaining contractual lease period.
Statements of Cash Flow
     The following discussion explains the changes in net cash provided by operating activities and net cash used in investing and financing activities that are presented in our Consolidated Statements of Cash Flows.
  Operating Activities
     For the year ended December 31, 2005, our net cash flow provided by operating activities was $248.2 million compared to $251.7 million for 2004. During 2005, the slight decrease in cash flow from operating activities resulted primarily from a $47.2 million increase in interest expense that was primarily offset by a $9.1 million net increase in operating assets/liabilities for the period, and a $32.6 million increase in property operating results from our apartment community portfolio (see discussion under “Apartment Community Operations”).
  Investing Activities
     For the year ended December 31, 2005, net cash used in investing activities was $219.0 million compared to $596.0 million for 2004. Changes in the level of investing activities from period to period reflects our strategy as it relates to our acquisition, capital expenditure, development, and disposition programs, as well as the impact of the capital market environment on these activities, all of which are discussed in further detail below.
     Acquisitions
     For the year ended December 31, 2005, we acquired eight apartment communities with 2,561 apartment homes for an aggregate consideration of $390.9 million and one parcel of land for $2.9 million. For 2004, we acquired 28 apartment communities with 8,060 apartment homes for an aggregate consideration of $390.9 million and one parcel of land for $16.3 million. Our long-term strategic plan is to achieve greater operating efficiencies by investing in fewer, more concentrated markets. As a result, we have been expanding our interests in the fast growing Southern California, Florida, and Metropolitan Washington DC markets over the past two years. During 2006, we plan to continue to channel new investments into those markets we believe will provide the best investment returns. Markets will be targeted based upon defined criteria including past performance, expected job growth, current and anticipated housing supply and demand, and the ability to attract and support household formation.
     Real Estate Under Development
     Development activity is focused in core markets in which we have strong operations in place. For the year ended December 31, 2005, we invested approximately $49.3 million in development projects, an increase of $30.2 million from our 2004 level of $19.1 million.
     The following projects were under development as of December 31, 2005:

	Number of	Completed	Cost to	Budgeted	Estimated	Expected
	Apartment	Apartment	Date	Cost	Cost	Completion
	Homes	Homes	(In thousands)	(In thousands)	Per Home	Date
Verano at Town Square Rancho Cucamonga, CA	414	66	$55,653	$66,300	$160,100	1Q06
Mandalay on the Lake Irving, TX	369	—	26,339	30,900	83,700	2Q06
2000 Post — Phase III San Francisco, CA	24	—	4,835	9,000	375,000	2Q06
Ridgeview Plano, TX	225	—	6,883	18,000	80,000	1Q07
Lincoln Towne Square — Phase II Plano, TX	303	—	3,007	21,000	69,300	3Q07

	1,335	66	$96,717	$145,200	$108,800

     In addition, we own four parcels of land that we continue to hold for future development that had a carrying value as of December 31, 2005 of $20.8 million.

     Disposition of Investments
     For the year ended December 31, 2005, United Dominion sold 22 communities with 6,352 apartment homes and 240 condominiums from five communities with a total of 648 condominiums for a gross consideration of $456.3 million. In addition, we sold our investment in an unconsolidated joint venture for $39.2 million and one parcel of land for $0.9 million. We recognized gains for financial reporting purposes of $143.5 million on these sales. Proceeds from the sales were used primarily to reduce debt and acquire additional communities. In connection with our third quarter portfolio sale of ten communities in Texas and North Carolina, we received short-term notes of $124.7 million. These notes had maturities ranging from September 2005 to July 2006. As of December 31, 2005, the outstanding balance on these notes was $59.8 million, bearing interest at 6.75%.
     For the year ended December 31, 2004, we sold 19 communities with 5,425 apartment homes for an aggregate consideration of $270.1 million. In addition, we sold 24 of 36 townhomes of a community for $7.3 million. We recognized gains for financial reporting purposes of $52.9 million on these sales. Proceeds from the sales were used primarily to reduce debt.
     During 2006, we plan to continue to pursue our strategy of exiting markets where long-term growth prospects are limited and redeploying capital into markets that would enhance future growth rates and economies of scale. We intend to use the proceeds from 2006 dispositions to reduce debt, acquire communities, and fund development activity.
  Financing Activities
     Net cash used in financing activities during 2005 was $21.5 million compared to net cash provided by financing activities of $347.3 million in 2004. As part of the plan to improve our balance sheet, we utilized proceeds from dispositions, equity and debt offerings, and refinancings to extend maturities, pay down existing debt, and purchase new properties.
     The following is a summary of our financing activities for the year ended December 31, 2005:
▪	Repaid $133.8 million of secured debt and $70.9 million of unsecured debt, and incurred $8.5 million in prepayment penalties.

▪	Sold $50 million aggregate principal amount of 5.25% senior unsecured notes due January 2015 in February 2005 under our medium-term note program. These notes represent a re-opening of the 5.25% senior unsecured notes due January 2015 that were issued in November 2004, and these notes constitute a single series of notes. The February 2005 issuance of these notes brought the aggregate principal amount of the 5.25% senior unsecured notes to $150 million. The net proceeds of approximately $50 million were used for debt repayment and to fund the acquisition of apartment communities.

▪	Sold our shares in Rent.com, a leading Internet listing web site in the apartment and rental housing industry, in February 2005. As a result, we received cash proceeds and recorded a one-time gain of $12.3 million on the sale. As part of the transaction, an additional $0.8 million was placed in escrow and will be recorded as revenue when received.

▪	Sold $50 million aggregate principal amount of 5.25% senior unsecured notes due January 2015 in March 2005 under our medium-term note program. These notes represent a re-opening of the 5.25% senior unsecured notes due January 2015 that were issued in November 2004, and these notes constitute a single series of notes. The March 2005 issuance of these notes brought the aggregate principal amount of the 5.25% senior unsecured notes to $200 million. The net proceeds of approximately $50 million were used for debt repayment and to fund the acquisition of apartment communities.

▪	Sold $50 million aggregate principal amount of 5.25% senior unsecured notes due January 2015 in May 2005 under our medium-term note program. These notes represent a re-opening of the 5.25% senior unsecured notes due January 2015 that were issued in November 2004, and these notes constitute a single series of notes. The May 2005 issuance of these notes brought the aggregate principal amount of the 5.25% senior unsecured notes to $250 million. The net proceeds of approximately $50 million were used for debt repayment and to fund the acquisition of apartment communities.

▪	Amended and restated our $500 million unsecured revolving credit facility and extended the term an additional two years. The credit facility matures on May 31, 2008, and, at our option, can be extended for an additional year. We have the right to increase the credit facility to $750 million if the initial lenders increase their commitments or we receive commitments from additional lenders. Based on our current credit ratings, the credit facility carries an interest rate equal to LIBOR plus a spread of 57.5 basis points, which represents a 12.5 basis point reduction to the previous unsecured revolver, and the facility fee was reduced from 20 basis points to 15 basis points. Under a competitive bid feature and for so long as we maintain an Investment Grade Rating, we have the right to bid out 100% of the commitment amount.

▪	Converted a $75 million variable rate debt facility to a fixed rate of 4.86% on December 1, 2005.

▪	Sold $100 million aggregate principal amount of 5.25% medium-term notes due January 2016 in September 2005 under our medium-term note program. The net proceeds of approximately $100 million were used for debt repayment.

▪	Sold $250 million aggregate principal amount of our 4.00% convertible senior notes due 2035 in December 2005. We used the net proceeds of approximately $245 million to repay outstanding debt under our unsecured revolving bank credit facility and to repurchase shares of our common stock.

▪	Repurchased 1,069,500 shares of our common stock at an average price per share of $22.08 under our common stock repurchase program and repurchased 2,110,850 shares of our common stock at an average price per share of $23.51 in connection with the offering of our 4.00% convertible senior notes due 2035. As of December 31, 2005, approximately 1.2 million shares of common stock remained available for repurchase under the common stock repurchase program.
     Credit Facilities
     We have four secured revolving credit facilities with Fannie Mae with an aggregate commitment of $860 million. As of December 31, 2005, $656.3 million was outstanding under the Fannie Mae credit facilities leaving $203.7 million of unused capacity. The Fannie Mae credit facilities are for an initial term of ten years, bear interest at floating and fixed rates, and can be extended for an additional five years at our discretion. We have $363.9 million of the funded balance fixed at a weighted average interest rate of 6.1%. The remaining balance on these facilities is currently at a weighted average variable rate of 4.7%.

     We have a $500 million unsecured revolving credit facility that matures in May 2008 and, at our option, can be extended an additional year. We have the right to increase the credit facility to $750 million under certain circumstances. Based on our current credit ratings, the credit facility bears interest at a rate equal to LIBOR plus 57.5 basis points. As of December 31, 2005, $210.8 million was outstanding under the credit facility leaving $289.2 million of unused capacity.
     The Fannie Mae credit facility and the bank revolving credit facility are subject to customary financial covenants and limitations.
     Interest Rate Risk
     We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. United Dominion does not hold financial instruments for trading or other speculative purposes, but rather issues these financial instruments to finance its portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. A large portion of our market risk is exposure to short-term interest rates from variable rate borrowings outstanding under our Fannie Mae credit facility and our bank revolving credit facility, which totaled $292.5 million and $210.8 million, respectively, at December 31, 2005. The impact on our financial statements of refinancing fixed rate debt that matured during 2005 was immaterial.
     If market interest rates for variable rate debt average 100 basis points more in 2006 than they did during 2005, our interest expense would increase, and income before taxes would decrease by $6.0 million. Comparatively, if market interest rates for variable rate debt had averaged 100 basis points more in 2005 than in 2004, our interest expense would have increased, and net income would have decreased by $7.4 million. If market rates for fixed rate debt were 100 basis points higher at December 31, 2005, the fair value of fixed rate debt would have decreased from $2.6 billion to $2.4 billion. If market interest rates for fixed rate debt were 100 basis points lower at December 31, 2005, the fair value of fixed rate debt would have increased from $2.6 billion to $2.7 billion.
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
     The following table outlines our FFO calculation and reconciliation to generally accepted accounting principles for the three years ended December 31, 2005 (dollars in thousands):

	2005	2004	2003
Net income	$155,166	$97,152	$70,404

Adjustments:
Distributions to preferred stockholders	(15,370)	(19,531)	(26,326)
Real estate depreciation, net of outside partners’ interest	209,856	163,176	136,578
Minority interests of unitholders in operating partnership	180	(55)	(1,497)
Real estate depreciation related to unconsolidated entities	311	279	196

Discontinued Operations:
Real estate depreciation	2,568	17,452	26,380
Minority interests of unitholders in operating partnership	8,550	4,898	3,144
Net gains on the sale of depreciable property	(139,724)	(52,903)	(15,941)
Net incremental gains on the sale of condominium homes	16,717	1,202	—
Gains on the disposition of real estate developed for sale	—	—	812

Funds from operations — basic	$238,254	$211,670	$193,750

Distributions to preferred stockholders — Series D and E (Convertible)	3,726	7,887	14,681

Funds from operations — diluted	$241,980	$219,557	$208,431

Weighted average number of common shares and OP Units outstanding — basic	144,689	136,852	122,589
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	150,141	145,842	136,975
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
     Net incremental gains on the sale of condominium homes and the net incremental gain on the sale of a depreciable asset related to an unconsolidated entity are defined as net sales proceeds less a tax provision and the gross investment basis of the asset before accumulated depreciation. We consider FFO with gains/losses on the sale of condominium homes and gains/losses on the sale of depreciable assets related to an unconsolidated entity to be a meaningful supplemental measure of performance because the short-term use of funds produce a profit that differs from the traditional long-term investment in real estate for REITs.

     The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the three years ended December 31, 2005 (shares in thousands):

	2005	2004	2003
Weighted average number of common shares and OP units outstanding — basic	144,689	136,852	122,589
Weighted average number of OP units outstanding	(8,546)	(8,755)	(7,917)

Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	136,143	128,097	114,672

Weighted average number of common shares, OP units, and common stock equivalents outstanding — diluted	150,141	145,842	136,975
Weighted average number of OP units outstanding	(8,546)	(8,755)	(7,917)
Weighted average number of incremental shares from assumed conversion of stock options	—	(897)	(976)
Weighted average number of Series A OPPSs outstanding	(1,778)	(1,791)	(1,773)
Weighted average number of Series D preferred stock outstanding	—	(2,892)	(10,033)
Weighted average number of Series E preferred stock outstanding	(2,804)	(3,410)	(1,604)

Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	137,013	128,097	114,672

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

	2005	2004	2003
Net cash provided by operating activities	$248,186	$251,747	$234,945
Net cash used in investing activities	(219,017)	(595,966)	(304,217)
Net cash (used in)/provided by financing activities	(21,530)	347,299	70,944
Results of Operations
     The following discussion includes the results of both continuing and discontinued operations for the periods presented.
  Net Income Available to Common Stockholders
     2005-vs.-2004
     Net income available to common stockholders was $139.8 million ($1.02 per diluted share) for the year ended December 31, 2005, compared to $71.9 million ($0.56 per diluted share) for the year ended December 31, 2004, representing an increase of $67.9 million ($0.46 per diluted share). The increase for the year ended December 31, 2005, when compared to the same period in 2004, resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:
     •       $90.6 million more in gains recognized from the sale of depreciable property and an unconsolidated joint venture in 2005,
     •       a $32.6 million increase in apartment community operating results in 2005,
     •       a $14.2 million increase in non-property income in 2005,

•	a $5.7 million decrease in premiums paid on preferred stock conversions in 2005,

•	a $5.5 million charge recorded for hurricane related expenses in 2004,

•	$4.2 million less in preferred stock distributions in 2005, and

•	$2.5 million in hurricane related insurance recoveries in 2005.
     These increases in income were partially offset by a $38.7 million increase in interest expense, a $31.8 million increase in real estate depreciation and amortization expense, an $8.5 million increase in losses on early debt retirement, and a $5.5 million increase in general and administrative expense in 2005 when compared to 2004.
     2004-vs.-2003
     Net income available to common stockholders was $71.9 million ($0.56 per diluted share) for the year ended December 31, 2004, compared to $24.8 million ($0.22 per diluted share) for the year ended December 31, 2003, representing an increase of $47.1 million ($0.34 per diluted share). The increase for the year ended December 31, 2004, when compared to the same period in 2003, resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:
•	$37.0 million more in gains recognized from the sale of depreciable property in 2004,

•	a $19.2 million increase in apartment community operating results in 2004,

•	a $13.5 million decrease in premiums paid on preferred stock conversions in 2004,

•	$6.8 million less in preferred stock distributions in 2004,

•	a $1.5 million increase in non-property income in 2004,

•	$1.4 million less in impairment loss on investments in 2004, and

•	a $1.3 million decrease in general and administrative expense in 2004.
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
Apartment Community Operations
     Our net income is primarily generated from the operation of our apartment communities. The following table summarizes the operating performance of our total apartment portfolio for each of the periods presented (dollars in thousands):

	Year Ended December 31,			Year Ended December 31,
	2005	2004	% Change	2004	2003	% Change
Property rental income	$700,344	$649,952	7.8%	$649,952	$613,550	5.9%
Property operating expense*	(269,486)	(251,697)	7.1%	(251,697)	(234,478)	7.3%

Property operating income	$430,858	$398,255	8.2%	$398,255	$379,072	5.1%

Weighted average number of homes	76,069	76,873	-1.0%	76,873	74,550	3.1%
Physical occupancy**	94.1%	93.6%	0.5%	93.6%	93.2%	0.4%

*	Excludes depreciation, amortization, and property management expenses. Also excludes $5.5 million of hurricane related expenses in 2004 and $2.5 million of hurricane related insurance recoveries in 2005.

**	Based upon weighted average stabilized units.

     The following table is our reconciliation of property operating income to net income as reflected on the Consolidated Statements of Operations for the periods presented (dollars in thousands):

	2005	2004	2003
Property operating income	$430,858	$398,255	$379,072
Commercial operating income	1,997	512	733
Non-property income	16,849	2,608	1,068
Depreciation and amortization	(215,192)	(184,000)	(166,577)
Interest	(162,723)	(124,087)	(117,416)
General and administrative and property management	(44,128)	(37,197)	(37,499)
Other operating expenses	(1,178)	(1,314)	(1,265)
Net gains on the sale of depreciable property and an unconsolidated joint venture	143,547	52,903	15,941
Loss on early debt retirement	(8,483)	—	—
Impairment loss on real estate and investments	—	—	(1,392)
Hurricane related expenses	—	(5,503)	—
Hurricane related insurance recoveries	2,457	—	—
Minority interests	(8,838)	(5,025)	(2,261)

Net income per the Consolidated Statements of Operations	$155,166	$97,152	$70,404

  2005-vs.-2004
  Same Communities
     Our same communities (those communities acquired, developed, and stabilized prior to September 30, 2004 and held on December 31, 2005, which consisted of 58,840 apartment homes) provided 73% of our property operating income for the year ended December 31, 2005.
     For the year ended December 31, 2005, same community property operating income increased 3.4% or $10.3 million compared to 2004. The increase in property operating income was primarily attributable to a 3.8% or $18.6 million increase in revenues from rental and other income that was partially offset by a 4.4% or $8.3 million increase in operating expenses. The increase in revenues from rental and other income was primarily driven by a 2.0% or $10.3 million increase in rental rates, a 20.2% or $2.9 million decrease in concession expense, a 7.5% or $2.6 million increase in utility reimbursement income and fee income, a 7.8% or $2.5 million decrease in vacancy loss, and a 15.6% or $0.4 million decrease in bad debt expense. Physical occupancy increased 0.6% to 94.5%.
     The increase in property operating expenses was primarily driven by a 4.3% or $2.0 million increase in real estate taxes, a 3.8% or $1.9 million increase in personnel costs, a 3.8% or $1.1 million increase in utilities expense, a 2.9% or $0.9 million increase in repair and maintenance costs, a 4.7% or $0.8 million increase in administrative and marketing costs, a 46.7% or $0.7 million increase in incentive compensation, and a 5.4% or $0.5 million increase in insurance costs.
     As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property operating income divided by property rental income) decreased 0.3% to 61.5%.
     Non-Mature Communities
     The remaining 27% of our property operating income during 2005 was generated from communities that we classify as “non-mature communities” (primarily those communities acquired or developed in 2003, 2004 and 2005, sold properties, and those properties classified as real estate held for disposition). The 41 communities with 12,458 apartment homes that we acquired in the fourth quarter of 2003, and in 2004 and 2005, provided $87.5 million of property operating income. The 22 communities with 6,352 apartment homes and 240 condominiums sold during 2005 provided $10.0 million of property operating income. In addition, our development communities, which included 244 apartment homes constructed since January 1, 2003, provided $0.7 million of property operating income during 2005, the four communities with a total of 384 condominiums classified as real estate held for disposition provided $0.3 million of property operating income, and other non-mature communities which includes homes that are undergoing major rehabilitation, provided $17.5 million of property operating income for the year ended December 31, 2005.
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
     As a result of the percentage changes in property rental income and property operating expenses, the operating margin decreased 1.0% to 61.0%.
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
Real Estate Depreciation and Amortization
     For the year ended December 31, 2005, real estate depreciation and amortization on both continuing and discontinued operations increased $31.8 million or 17.6% compared to 2004, primarily due to the significant increase in the per home acquisition cost compared to the existing portfolio, and other capital expenditures.
     For the year ended December 31, 2004, real estate depreciation and amortization on both continuing and discontinued operations increased $17.2 million or 10.5% compared to 2003, primarily due to the overall increase in the weighted average number of apartment homes, the significant increase in the per home acquisition cost compared to the existing portfolio, and other capital expenditures.
Interest Expense
     For the year ended December 31, 2005, interest expense on both continuing and discontinued operations increased $47.2 million or 38.1% from 2004 primarily due to the issuance of debt and $8.5 million in prepayment penalties. For the year ended December 31, 2005, the weighted average amount of debt outstanding increased 30.7% or $697.4 million compared to 2004 and the weighted average interest rate increased from 5.0% to 5.3% during 2005. The weighted average amount of debt outstanding during 2005 is higher than 2004 as acquisition costs in 2005 have been funded, in most part, by the issuance of debt. The increase in the weighted average interest rate during 2005 reflects short-term bank borrowings and variable rate debt that had higher interest rates when compared to the prior year.
     For the year ended December 31, 2004, interest expense on both continuing and discontinued operations increased $6.8 million or 5.8% from 2003 primarily due to the issuance of debt. For the year ended December 31, 2004, the weighted average amount of debt outstanding increased 21.2% or $435.9 million compared to the prior year. However, this was partially offset by the weighted average interest rate declining from 5.4% to 5.0% during 2004. The weighted average amount of debt outstanding during 2004 is higher than 2003 as acquisition costs in 2004 have been funded, in most part, by the issuance of debt. The decrease in the weighted average interest rate during 2004 reflects our ability to take advantage of lower interest rates through refinancing and the utilization of variable rate debt.
General and Administrative
     For the year ended December 31, 2005, general and administrative expenses increased $5.5 million or 28.5% over 2004 primarily as a result of an increase in personnel and incentive compensation costs, an operating lease on an airplane, compliance costs and an operations improvement initiative.
     For the year ended December 31, 2004, general and administrative expenses decreased $1.3 million or 6.4% over 2003. This decrease was primarily attributable to a decrease in investor relations, legal and consulting expenses.
Hurricane Related Expenses and Hurricane Related Insurance Recoveries
     In 2005, $2.5 million of hurricane related insurance recoveries were recorded. In 2004, we recognized a $5.5 million charge to cover expenses associated with the damage in Florida caused by hurricanes Charley, Frances, and Jeanne. United Dominion reported that 25 of its 34 Florida communities were affected by the hurricanes.
Impairment Loss on Real Estate and Investments
     In 2003, we recognized a $1.4 million charge for the write-off of our investment in Realeum, Inc., an unconsolidated development joint venture created to develop web-based solutions for multifamily property and portfolio management.
Gains on the Sale of Land, Depreciable Property and an Unconsolidated Joint Venture
     For the years ended December 31, 2005 and 2004, we recognized gains for financial reporting purposes of $143.5 million and $52.9 million, respectively. Changes in the level of gains recognized from period to period reflect the changing level of our divestiture activity from period to period as well as the extent of gains related to specific properties sold.
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
     In the second quarter of 2003, we exercised our right to redeem 2 million shares of our Series D Cumulative Convertible Redeemable Preferred Stock. Upon receipt of our redemption notice, the shares to be redeemed were converted by the holder into 3,076,923 shares of common stock at a price of $16.25 per share. In December 2003, we exercised our right to redeem an additional 4 million shares of our Series D preferred stock. Upon receipt of our redemption notice, the shares to be redeemed were converted by the holder into 6,154,000 shares of common stock at a price of $16.25 per share. As a result, we recognized a $19.3 million premium on preferred stock conversions during 2003.

     The premium amount recognized to convert these shares represents the cumulative accretion to date between the conversion value of the preferred stock and the value at which it was recorded at the time of issuance.
eBay Purchase of Rent.com
     On December 16, 2004, eBay announced that it had agreed to acquire privately held Rent.com, a leading Internet listing web site in the apartment and rental housing industry, for approximately $415 million plus acquisition costs, net of Rent.com’s cash on hand. On February 23, 2005, eBay announced that it had completed the acquisition. We owned shares in Rent.com, and as a result of the transaction, we recorded a one-time pre-tax gain of $12.3 million on the sale.
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
Contractual Obligations
     The following table summarizes our contractual obligations as of December 31, 2005 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	2006	2007-2008	2009-2010	Thereafter
Long-Term Debt Obligations	$3,159,777	$171,989	$769,179	$541,742	$1,676,867
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	30,771	2,217	3,862	3,453	21,239
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Balance Sheet Under GAAP	—	—	—	—	—
     During 2005, we incurred interest costs of $165.5 million, of which $2.8 million was capitalized.
Factors Affecting Our Business and Prospects
     There are many factors that affect our business and the results of our operations, some of which are beyond our control. These factors include:
•	unfavorable changes in apartment market and economic conditions that could adversely affect occupancy levels and rental rates,

•	the failure of acquisitions to achieve anticipated results,

•	possible difficulty in selling apartment communities,

•	the timing and closing of planned dispositions under agreement,

•	competitive factors that may limit our ability to lease apartment homes or increase or maintain rents,

•	insufficient cash flow that could affect our debt financing and create refinancing risk,

•	failure to generate sufficient revenue, which could impair our debt service payments and distributions to stockholders,

•	development and construction risks that may impact our profitability,

•	potential damage from natural disasters, including hurricanes and other weather-related events, which could result in substantial costs,

•	delays in completing developments and lease-ups on schedule,

•	our failure to succeed in new markets,

•	changing interest rates, which could increase interest costs and affect the market price of our securities,

•	potential liability for environmental contamination, which could result in substantial costs, and

•	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Information required by this item is included in and incorporated by reference from Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The consolidated financial statements and related financial information required to be filed are attached to this Report. Reference is made to page 41 of this Report for the Index to Consolidated Financial Statements and Schedule.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
Item 9A. CONTROLS AND PROCEDURES
Controls and Procedures
     As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. In addition, our Chief Executive Officer and our Chief Financial Officer concluded that during the quarter ended December 31, 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
Management’s Report on Internal Control over Financial Reporting
     United Dominion’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, United Dominion’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO).
     Based on United Dominion’s evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Item 9B. OTHER INFORMATION
     None.
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required by this item is incorporated by reference to the information set forth under the headings “Election of Directors,” “Audit Committee Report,” “Corporate Governance Matters-Audit Committee Financial Expert” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 2, 2006.
     Information required by this item regarding our executive officers is included in Part I of this Report in the section entitled “Business-Executive Officers of the Company.”
     We have a code of ethics for senior financial officers that applies to our principal executive officer, all members of our finance staff, including the principal financial officer, the principal accounting officer, the treasurer and the controller, our director of investor relations, our corporate secretary, and all other company officers. We also have a code of business conduct and ethics that applies to all of our employees. Information regarding our codes is available on our website, www.udrt.com, and is incorporated by reference to the information set forth under the heading “Corporate Governance Matters” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 2, 2006. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of our codes by posting such amendment or waiver on our website.
Item 11. EXECUTIVE COMPENSATION
     The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Compensation of Executive Officers,” “Agreements with Executive Officers” and “Compensation of Directors” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 2, 2006.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 2, 2006.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by this item is incorporated by reference to the information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 2, 2006.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this item is incorporated by reference to the information set forth under the headings “Audit Fees” and “Pre-Approval Policies and Procedures” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 2, 2006.
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
     (a) The following documents are filed as part of this Report:
     1. Financial Statements. See Index to Consolidated Financial Statements and Schedule on page 41 of this Report.
     2. Financial Statement Schedule. See Index to Consolidated Financial Statements and Schedule on page 41 of this Report. All other schedules are omitted because they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.
     3. Exhibits. The exhibits filed with this Report are set forth in the Exhibit Index.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED DOMINION REALTY TRUST, INC.
By:	/s/ Thomas W. Toomey
Thomas W. Toomey
Chief Executive Officer and President

Date: March 7, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 7, 2006 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas W. Toomey	/s/ Jon A. Grove

Thomas W. Toomey	Jon A. Grove
Chief Executive Officer, President, and Director	Director

/s/ Christopher D. Genry	/s/ Thomas R. Oliver

Christopher D. Genry	Thomas R. Oliver
Executive Vice President- Corporate Strategy and Chief Financial Officer	Director

/s/ Scott A. Shanaberger	/s/ Lynne B. Sagalyn

Scott A. Shanaberger	Lynne B. Sagalyn
Senior Vice President and Chief Accounting Officer	Director

/s/ Robert C. Larson	/s/ Mark J. Sandler

Robert C. Larson	Mark J. Sandler
Chairman of the Board	Director

/s/ James D. Klingbeil	/s/ Robert W. Scharar

James D. Klingbeil	Robert W. Scharar
Vice Chairman of the Board	Director

/s/ Eric J. Foss	/s/ Thomas C. Wajnert

Eric J. Foss	Thomas C. Wajnert
Director	Director

/s/ Robert P. Freeman

Robert P. Freeman
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
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting included at Item 9A, that United Dominion Realty Trust, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of United Dominion Realty Trust, Inc. and our report dated February 17, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Richmond, Virginia
February 17, 2006

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
United Dominion Realty Trust, Inc.
We have audited the accompanying consolidated balance sheets of United Dominion Realty Trust, Inc. (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Dominion Realty Trust, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Richmond, Virginia
February 17, 2006

UNITED DOMINION REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	December 31,
	2005	2004
ASSETS

Real estate owned:
Real estate held for investment	$5,360,106	$4,795,278
Less: accumulated depreciation	(1,123,119)	(921,805)

	4,236,987	3,873,473
Real estate under development (net of accumulated depreciation of $140 and $0)	117,328	64,921
Real estate held for disposition (net of accumulated depreciation of $570 and $86,082)	34,280	297,015

Total real estate owned, net of accumulated depreciation	4,388,595	4,235,409
Cash and cash equivalents	15,543	7,904
Restricted cash	4,583	6,086
Deferred financing costs, net	31,036	25,151
Notes receivable	64,805	5,000
Investment in unconsolidated development joint venture	—	458
Funds held in escrow from 1031 exchanges pending the acquisition of real estate	—	17,039
Other assets	34,011	34,115
Other assets — real estate held for disposition	3,020	839

Total assets	$4,541,593	$4,332,001

LIABILITIES AND STOCKHOLDERS’ EQUITY

Secured debt	$1,116,259	$1,145,578
Secured debt — real estate held for disposition	—	52,346
Unsecured debt	2,043,518	1,682,058
Real estate taxes payable	24,672	28,380
Accrued interest payable	26,672	18,773
Security deposits and prepaid rent	26,362	24,129
Distributions payable	45,313	44,624
Accounts payable, accrued expenses, and other liabilities	55,460	49,757
Other liabilities — real estate held for disposition	11,794	7,312

Total liabilities	3,350,050	3,052,957

Minority interests	83,819	83,593

Stockholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized
5,416,009 shares 8.60% Series B Cumulative Redeemable issued and outstanding (5,416,009 in 2004)	135,400	135,400
2,803,812 shares 8.00% Series E Cumulative Convertible issued and outstanding (2,803,812 in 2004)	46,571	46,571
Common stock, $0.01 par value ($1.00 par value in 2004); 250,000,000 shares authorized 134,012,053 shares issued and outstanding (136,429,592 in 2004)	1,340	136,430
Additional paid-in capital	1,680,115	1,608,858
Distributions in excess of net income	(755,702)	(731,808)

Total stockholders’ equity	1,107,724	1,195,451

Total liabilities and stockholders’ equity	$4,541,593	$4,332,001

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years ended December 31,
	2005	2004	2003
REVENUES
Rental income	$680,553	$572,408	$509,555
Non-property income:
Sale of technology investment	12,306	—	—
Sale of unconsolidated joint venture	3,823	—	—
Other income	4,535	2,608	1,068

Total non-property income	20,664	2,608	1,068

Total revenues	701,217	575,016	510,623

EXPENSES
Rental expenses:
Real estate taxes and insurance	81,151	66,424	57,756
Personnel	69,939	59,912	51,648
Utilities	40,037	34,360	30,069
Repair and maintenance	40,570	41,689	32,900
Administrative and marketing	23,846	20,013	18,541
Property management	19,309	17,881	16,873
Other operating expenses	1,178	1,226	1,205
Real estate depreciation and amortization	209,856	163,176	137,013
Interest	162,508	123,170	116,294
General and administrative	24,819	19,316	20,626
Other depreciation and amortization	2,752	3,301	3,001
Loss on early debt retirement	6,662	—	—
Impairment loss on investments	—	—	1,392

Total expenses	682,627	550,468	487,318

Income before minority interests and discontinued operations	18,590	24,548	23,305
Minority interests of outside partnerships	(108)	(182)	(614)
Minority interests of unitholders in operating partnerships	(180)	55	1,497

Income before discontinued operations, net of minority interests	18,302	24,421	24,188
Income from discontinued operations, net of minority interests	136,864	72,731	46,216

Net income	155,166	97,152	70,404
Distributions to preferred stockholders — Series B	(11,644)	(11,644)	(11,645)
Distributions to preferred stockholders — Series D (Convertible)	—	(3,473)	(12,178)
Distributions to preferred stockholders — Series E (Convertible)	(3,726)	(4,414)	(2,503)
Premium on preferred stock conversions	—	(5,729)	(19,271)

Net income available to common stockholders	$139,796	$71,892	$24,807

Earnings per common share — basic:
Income/(loss) from continuing operations available to common stockholders, net of minority interests	$0.02	$(0.01)	$(0.18)
Income from discontinued operations, net of minority interests	$1.01	$0.57	$0.40
Net income available to common stockholders	$1.03	$0.56	$0.22
Earnings per common share — diluted:
Income/(loss) from continuing operations available to common stockholders, net of minority interests	$0.02	$(0.01)	$(0.18)
Income from discontinued operations, net of minority interests	$1.00	$0.57	$0.40
Net income available to common stockholders	$1.02	$0.56	$0.22

Common distributions declared per share	$1.20	$1.17	$1.14

Weighted average number of common shares outstanding — basic	136,143	128,097	114,672
Weighted average number of common shares outstanding — diluted	137,013	128,097	114,672
See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2005	2004	2003
Operating Activities
Net income	$155,166	$97,152	$70,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	215,192	184,088	166,637
Impairment loss on real estate and investments	—	—	1,392
Net gains on the sale of land and depreciable property	(139,724)	(52,903)	(15,941)
Cancellation of operating partnership units in connection with the sale of equity investment	(1,000)	—	—
Gain on the sale of technology investment	(12,306)	—	—
Gain on the sale of unconsolidated joint venture	(3,823)	—	—
Distribution of earnings from unconsolidated joint venture	124	—	—
Minority interests	8,838	5,025	2,261
Amortization of deferred financing costs and other	5,287	7,206	6,148
Amortization of deferred compensation	2,939	2,780	—
Changes in operating assets and liabilities:
Decrease/(increase) in operating assets	8,695	(1,769)	(2,560)
Increase in operating liabilities	8,798	10,168	6,604

Net cash provided by operating activities	248,186	251,747	234,945

Investing Activities
Proceeds from the sale of real estate investments, net	308,753	190,105	93,613
Repayment of notes receivables	64,845	75,586	—
Acquisition of real estate assets (net of liabilities assumed and equity)	(413,744)	(755,966)	(314,739)
Development of real estate assets	(49,343)	(19,131)	(13,640)
Capital expenditures and other major improvements — real estate assets	(156,122)	(82,390)	(53,146)
Capital expenditures — non-real estate assets	(3,209)	(1,578)	(1,858)
Proceeds from the sale of technology investment	12,306	—	—
Distribution of capital from unconsolidated joint venture	458	—	—
Decrease/(increase) in funds held in escrow from tax free exchanges pending the acquisition of real estate	17,039	(2,592)	(14,447)

Net cash used in investing activities	(219,017)	(595,966)	(304,217)

Financing Activities
Proceeds from the issuance of secured debt	25,342	—	37,415
Scheduled principal payments on secured debt	(8,611)	(36,814)	(22,442)
Non-scheduled principal payments on secured debt	(125,221)	(95,011)	(17,549)
Proceeds from the issuance of unsecured debt	499,983	475,775	323,382
Payments on unsecured debt	(70,860)	(46,585)	(214,591)
Net (repayment)/proceeds of revolving bank debt	(67,300)	140,200	(37,900)
Payment of financing costs	(14,455)	(8,849)	(6,463)
Issuance of note receivable	—	—	(8,000)
Proceeds from the issuance of common stock	4,334	99,461	179,811
Proceeds from the repayment of officer loans	—	459	2,171
Proceeds from the issuance of performance shares	343	(50)	657
Purchase of minority interest from outside partners	(522)	—	—
Conversion of operating partnership units to cash	(50)	—	—
Distributions paid to minority interests	(12,900)	(13,553)	(9,756)
Distributions paid to preferred stockholders	(15,370)	(20,347)	(27,532)
Distributions paid to common stockholders	(163,001)	(147,387)	(128,188)
Repurchases of common and preferred stock	(73,242)	—	(71)

Net cash (used in)/provided by financing activities	(21,530)	347,299	70,944

Net increase in cash and cash equivalents	7,639	3,080	1,672
Cash and cash equivalents, beginning of year	7,904	4,824	3,152

Cash and cash equivalents, end of year	$15,543	$7,904	$4,824

Supplemental Information:
Interest paid during the period	$160,367	$115,519	$116,057
Non-cash transactions:
Conversion of operating partnership minority interests to common stock (99,573 shares in 2005, 170,209 shares in 2004, and 216,983 shares in 2003)	1,444	2,035	2,206
Conversion of minority interests in Series B, LLC	690	—	—
Issuance of restricted stock awards	7,709	3,250	5,297
Issuance of preferred stock in connection with acquisitions	—	—	58,811
Issuance of preferred operating partnership units in connection with acquisitions	—	—	26,872
Issuance of operating partnership units in connection with acquisitions	7,653	—	7,135
Cancellation of a note receivable with the acquisition of a property	—	8,000	—
Secured debt assumed with the acquisition of properties	26,825	311,714	4,865
Receipt of a note receivable in connection with sales of real estate investments	124,650	75,586	—
Deferred gain in connection with the sale of real estate investments	6,410	—	—
See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

							Deferred	Notes
							Compensation-	Receivable	Accumulated
						Distributions in	Unearned	from	Other
	Preferred Stock		Common Stock		Paid-in	Excess of	Restricted	Officer-	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Net Income	Stock Awards	Stockholders	Loss	Total
Balance, December 31, 2002	13,416,009	$310,400	106,605,259	$106,605	$1,140,786	$(541,428)	$(2,504)	$(2,630)	$(9,958)	$1,001,271

Comprehensive Income
Net income						70,404				70,404
Other comprehensive income:
Unrealized gain on derivative financial instruments									8,096	8,096

Comprehensive income						70,404			8,096	78,500

Issuance of common and restricted shares			1,546,525	1,547	18,664		(5,297)			14,914
Issuance of common shares through public offering			9,700,000	9,700	154,936					164,636
Issuance of 8.00% Series E Cumulative Convertible shares	3,425,217	56,893			1,905					58,798
Common shares repurchased			(4,564)	(5)	(66)					(71)
Adjustment for conversion of minority interests of unitholders in operating partnerships			216,983	217	1,989					2,206
Principal repayments on notes receivable from officer-stockholders								2,171		2,171
Accretion of premium on Series D conversions		19,271				(19,271)				—
Conversion of 7.50% Series D Cumulative Convertible Redeemable shares	(6,000,000)	(150,000)	9,230,923	9,231	140,769					—
Common stock distributions declared ($1.14 per share)						(134,876)				(134,876)
Preferred stock distributions declared-Series B ($2.15 per share)						(11,645)				(11,645)
Preferred stock distributions declared-Series D ($2.04 per share)						(12,178)				(12,178)
Preferred stock distributions declared-Series E ($0.84 per share)						(2,503)				(2,503)
Amortization of deferred compensation							2,213			2,213

Balance, December 31, 2003	10,841,226	236,564	127,295,126	127,295	1,458,983	(651,497)	(5,588)	(459)	(1,862)	1,163,436

Comprehensive Income
Net income						97,152				97,152
Other comprehensive income:
Unrealized gain on derivative financial instruments									1,862	1,862

Comprehensive income						97,152			1,862	99,014

Issuance of common and restricted shares			769,083	769	10,171					10,940
Issuance of common shares through public offering			4,497,000	4,497	86,804					91,301
Adjustment for conversion of minority interests of unitholders in operating partnerships			170,209	170	1,865					2,035
Principal repayments on notes receivable from officer-stockholders								459		459
Accretion of premium on Series D conversions		5,729				(5,729)				—
Conversion of 7.50% Series D Cumulative Convertible Redeemable shares	(2,000,000)	(50,000)	3,076,769	3,077	46,923					—
Conversion of 8.00% Series E Cumulative Convertible shares	(621,405)	(10,322)	621,405	622	9,700					—
Common stock distributions declared ($1.17 per share)						(152,203)				(152,203)
Preferred stock distributions declared-Series B ($2.15 per share)						(11,644)				(11,644)
Preferred stock distributions declared-Series D ($2.09 per share)						(3,473)				(3,473)
Preferred stock distributions declared-Series E ($1.33 per share)						(4,414)				(4,414)
Adjustment for FASB 123 adoption					(5,588)		5,588			—

Balance, December 31, 2004	8,219,821	181,971	136,429,592	136,430	1,608,858	(731,808)	—	—	—	1,195,451

Comprehensive Income
Net income						155,166				155,166

Comprehensive income						155,166				155,166

Issuance of common and restricted shares			663,238	680	6,595					7,275
Common shares repurchased			(3,180,350)	(32)	(73,210)					(73,242)
Adjustment for change in par value from $1.00 to $0.01				(135,822)	135,822					—
Adjustment for conversion of minority interests of unitholders in operating partnerships			99,573	84	1,360					1,444
Adjustment for conversion of minority interests in Series B LLC					690					690
Common stock distributions declared ($1.20 per share)						(163,690)				(163,690)
Preferred stock distributions declared-Series B ($2.15 per share)						(11,644)				(11,644)
Preferred stock distributions declared-Series E ($1.33 per share)						(3,726)				(3,726)

Balance, December 31, 2005	8,219,821	$181,971	134,012,053	$1,340	$1,680,115	$(755,702)	$—	$—	$—	$1,107,724

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and formation
     United Dominion Realty Trust, Inc., a Maryland corporation, was formed in 1972. United Dominion operates within one defined business segment with activities related to the ownership, management, development, acquisition, renovation, and disposition of multifamily apartment communities nationwide. At December 31, 2005, United Dominion owned 259 communities with 74,875 completed apartment homes and had five communities with 1,335 apartment homes under development.
Basis of presentation
     The accompanying consolidated financial statements include the accounts of United Dominion and its subsidiaries, including United Dominion Realty, L.P., (the “Operating Partnership”), and Heritage Communities L.P. (the “Heritage OP”), (collectively, “United Dominion”). As of December 31, 2005, there were 166,300,080 units in the Operating Partnership outstanding, of which 156,122,288 units or 93.9% were owned by United Dominion and 10,177,792 units or 6.1% were owned by limited partners (of which 1,764,662 are owned by the holders of the Series A OPPS, see below). As of December 31, 2005, there were 5,542,200 units in the Heritage OP outstanding, of which 5,203,572 units or 93.9% were owned by United Dominion and 338,628 units or 6.1% were owned by limited partners. The consolidated financial statements of United Dominion include the minority interests of the unitholders in the Operating Partnership and the Heritage OP. All significant intercompany accounts and transactions have been eliminated in consolidation.
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

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
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
     For long-lived assets to be disposed of, impairment losses are recognized when the fair value of the asset less estimated cost to sell is less than the carrying value of the asset. Properties classified as real estate held for disposition generally represent properties that are under contract for sale. Real estate held for disposition is carried at the lower of cost, net of accumulated depreciation, or fair value, less the cost to dispose, determined on an asset-by-asset basis. Expenditures for ordinary repair and maintenance costs on held for disposition properties are charged to expense as incurred. Expenditures for improvements, renovations, and replacements related to held for disposition properties are capitalized at cost. Depreciation is not recorded on real estate held for disposition.
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
     Interest, real estate taxes, and incremental labor and support costs for personnel working directly on the development site are capitalized as part of the real estate under development to the extent that such charges do not cause the carrying value of the asset to exceed its net realizable value. During 2005, 2004, and 2003, total interest capitalized was $2.8 million, $1.0 million, and $1.8 million, respectively.
Cash equivalents
     Cash equivalents include all cash and liquid investments with maturities of three months or less when purchased.
Restricted cash
     Restricted cash consists of escrow deposits held by lenders for real estate taxes, insurance and replacement reserves, and security deposits.
Deferred financing costs
     Deferred financing costs include fees and other external costs incurred to obtain debt financings and are generally amortized on a straight-line basis, which approximates the effective interest method, over a period not to exceed the term of the related debt. Unamortized financing costs are written-off when debt is retired before its maturity date. During 2005, 2004, and 2003, amortization expense was $6.5 million, $5.1 million, and $4.7 million, respectively.
Investments in unconsolidated development joint ventures
     Investments in unconsolidated joint ventures are accounted for using the equity method when major business decisions require approval by the other partners and United Dominion does not have control of the assets. Investments are recorded at cost and subsequently adjusted for equity in net income (loss) and cash contributions

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
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
Advertising costs
     All advertising costs are expensed as incurred and reported on the Consolidated Statements of Operations within the line item “Administrative and marketing.” During 2005, 2004, and 2003, total advertising expense was $11.2 million, $10.5 million, and $10.6 million, respectively.
Interest rate swap agreements
     United Dominion accounts for its derivative instruments in accordance with Statements of Financial Accounting Standards No. 133 and No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities.” At December 31, 2005, United Dominion has no derivative financial instruments reported on its Consolidated Balance Sheet. Prior to their maturity in July 2004, United Dominion’s derivative financial instruments consisted of interest rate swap agreements that were designated as cash flow hedges of debt with variable interest rate features, and as qualifying hedges for financial reporting purposes. For a derivative instrument that qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings during the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.
     As part of United Dominion’s overall interest rate risk management strategy, we used derivative financial instruments as a means to artificially fix variable rate debt or to hedge anticipated financing transactions. United Dominion’s derivative transactions used for interest rate risk management included various interest rate swaps with indices that related to the pricing of specific financial instruments of United Dominion. Because of the close correlation between the hedging instrument and the underlying cash flow exposure being hedged, fluctuations in the value of the derivative instruments were generally offset by changes in the cash flow of the underlying exposures. As a result, United Dominion appropriately controlled the risk so that derivatives used for interest rate risk management would not have a material unintended effect on consolidated earnings. United Dominion does not enter into derivative financial instruments for trading purposes.
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

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
Comprehensive income
     Comprehensive income, which is defined as all changes in equity during each period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Statements of Stockholders’ Equity. Other comprehensive income for 2004 and 2003 consisted of unrealized gains or losses from derivative financial instruments.
Stock-based employee compensation plans
     United Dominion adopted the fair-value-based method of accounting for share-based payments effective January 1, 2004 using the prospective method described in FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Currently, United Dominion uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of Statement 123(R) on January 1, 2006. Because Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because United Dominion adopted Statement 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under Statement 123 will be recognized under Statement 123(R). We do not anticipate that the adoption of Statement 123(R) will have a material impact on our financial statements.
Minority interests in operating partnerships
     Interests in operating partnerships held by limited partners are represented by operating partnership units (“OP Units”). The operating partnerships’ income is allocated to holders of OP Units based upon net income available to common stockholders and the weighted average number of OP Units outstanding to total common shares plus OP Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to minority interests in accordance with the terms of the individual partnership agreements. OP Units can be exchanged for cash or shares of United Dominion’s common stock on a one-for-one basis, at the option of United Dominion. OP Units, as a percentage of total OP Units and shares outstanding, were 5.9% at December 31, 2005, 6.3% at December 31, 2004, and 6.4% at December 31, 2003.
     During 2003, we issued 1,617,815 Preferred Operating Partnership Units (“Preferred OP Units”) totaling $26.9 million as partial consideration for the purchase of four communities. The Preferred OP Units carry a fixed coupon of 8.0% ($1.33 per share) until such time as the common share dividend is equal to or exceeds this amount for four consecutive quarters, at which time the Preferred OP Units will be entitled to receive dividends equivalent to the dividend paid to holders of common stock.
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

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
     The following table sets forth the computation of basic and diluted earning per share (dollars in thousands, except per share amounts):

	2005	2004	2003
Numerator for basic and diluted earnings per share - Net income available to common stockholders	$139,796	$71,892	$24,807

Denominator:
Denominator for basic earnings per share - Weighted average common shares outstanding	136,920	128,711	115,109
Non-vested restricted stock awards	(777)	(614)	(437)

	136,143	128,097	114,672

Effect of dilutive securities:
Employee stock options and non-vested restricted stock awards	870	—	—

Denominator for dilutive earnings per share	137,013	128,097	114,672

Basic earnings per share	$1.03	$0.56	$0.22

Diluted earnings per share	$1.02	$0.56	$0.22

     The effect of the conversion of the operating partnership units, Series A Out-Performance Partnership Shares, and convertible preferred stock is not dilutive and is therefore not included in the above calculations. If the operating partnership units were converted to common stock, the additional shares of common stock outstanding for the three years ended December 31, 2005, would be 10,324,037, 10,460,639, and 9,690,883 weighted average common shares, respectively. If the Series A Out-Performance Partnership Shares were converted to common stock, the additional shares of common stock outstanding for the three years ended December 31, 2005, would be 1,778,251, 1,791,329, and 1,853,204 weighted average common shares, respectively. If the convertible preferred stock were converted to common stock, the additional shares of common stock outstanding for the three years ended December 31, 2005, would be 2,803,812, 6,301,821, and 11,636,293 weighted average common shares, respectively.
Income taxes
     United Dominion is operated as, and elects to be taxed as, a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Generally, a REIT complies with the provisions of the Code if it meets certain requirements concerning its income and assets, as well as if it distributes at least 90% of its REIT taxable income to its stockholders and will not be subject to U.S. federal income taxes if it distributes at least 100% of its income. Accordingly, no provision has been made for federal income taxes of the REIT. United Dominion is subject to certain state and local excise or franchise taxes, for which provision has been made. If we fail to qualify as a REIT in any taxable year, our taxable income will be subject to United States Federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if we qualify as a REIT, we may be subject to certain state and local income taxes and to United States Federal income tax. We also will be required to pay a 100% tax on non-arms length transactions between us and a taxable REIT subsidiary and on any net income from sales of property that the IRS successfully asserts was property held for sale to customers in the ordinary course.
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
Impact of recently issued accounting pronouncements
     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143, Asset Retirement Obligations” (FIN 47). A conditional asset retirement obligation refers to a legal obligation to retire assets where the timing and/or method of settlement are conditioned on future events. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. We adopted the provisions of FIN 47 for the year ended December 31, 2005. The adoption of this Interpretation did not have a material impact on our consolidated financial position, results of operations or cash flows.
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
2. REAL ESTATE OWNED
     United Dominion operates in 43 markets dispersed throughout 16 states. At December 31, 2005, our largest apartment market was Southern California, where we owned 19.8% of our apartment homes, based upon carrying value. Excluding Southern California, United Dominion did not own more than 6.7% of its apartment homes in any one market, based upon carrying value.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
     The following table summarizes real estate held for investment at December 31, (dollars in thousands):

	2005	2004
Land and land improvements	$1,289,107	$1,145,259
Buildings and improvements	3,804,555	3,430,339
Furniture, fixtures, and equipment	266,444	219,680

Real estate held for investment	5,360,106	4,795,278
Accumulated depreciation	(1,123,119)	(921,805)

Real estate held for investment, net	$4,236,987	$3,873,473

     The following is a reconciliation of the carrying amount of real estate held for investment at December 31, (dollars in thousands):

	2005	2004	2003
Balance at beginning of year	$4,795,278	$3,669,907	$3,220,769
Real estate acquired	400,588	1,025,066	399,425	(a)
Capital expenditures	164,240	100,305	47,725
Transfers from development	—	—	12,157
Transfers to held for disposition, net	—	—	(10,169)

Balance at end of year	$5,360,106	$4,795,278	$3,669,907

(a)	In connection with one of our acquisitions in 2003, United Dominion acquired a note receivable for $5 million that is due October 2011. The note bears interest of 9.0% that is payable in annual installments.
     The following is a reconciliation of accumulated depreciation for real estate held for investment at December 31, (dollars in thousands):

	2005	2004	2003
Balance at beginning of year	$921,805	$761,339	$626,327
Depreciation expense for the year (b)	206,005	160,466	136,482
Transfers to wholly owned taxable REIT subsidiary	(4,691)	—	—
Transfers to held for disposition, net	—	—	(1,470)

Balance at end of year	$1,123,119	$921,805	$761,339

(b)	Includes $0.8 million, $0.8 million, and $1.0 million for 2005, 2004, and 2003, respectively, related to depreciation on non-real estate assets located at United Dominion’s apartment communities, classified as “Other depreciation and amortization” on the Consolidated Statements of Operations. Excludes $4.8 million, $3.4 million, and $1.3 million in 2005, 2004, and 2003, respectively, of amortization expense on the fair market value of in-place leases at the time of acquisition.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
     The following is a summary of real estate held for investment by major geographic markets (in order of carrying value, excluding real estate held for disposition and real estate under development) at December 31, 2005 (dollars in thousands):

	Number of	Initial
	Apartment	Acquisition	Carrying	Accumulated
	Communities	Cost	Value	Depreciation	Encumbrances

MID-ATLANTIC REGION
Metropolitan DC	8	$226,964	$251,024	$28,044	$30,691
Raleigh, NC	11	179,935	218,931	69,640	63,752
Baltimore, MD	10	146,257	169,951	37,096	13,286
Richmond, VA	9	106,326	156,903	52,635	61,532
Greensboro, NC	8	85,362	110,713	34,119	—
Charlotte, NC	7	88,294	110,229	30,795	—
Wilmington, NC	6	64,213	98,512	34,592	—
Norfolk, VA	6	42,741	68,968	27,877	9,117
Other North Carolina	8	61,677	81,159	34,497	13,320
Other Mid-Atlantic	6	46,135	61,200	20,184	16,770
Other Virginia	3	30,946	48,888	15,138	19,462

WESTERN REGION
Southern California	26	1,014,412	1,062,700	61,347	230,292
Northern California	10	334,096	356,640	42,186	67,354
Seattle, WA	8	158,622	167,657	24,608	68,452
Monterey Peninsula, CA	7	85,323	140,507	22,135	—
Portland, OR	5	76,990	81,625	11,223	17,790

SOUTHEASTERN REGION
Tampa, FL	12	203,254	251,435	57,456	61,749
Orlando, FL	14	167,524	230,968	79,061	69,311
Nashville, TN	9	111,843	156,721	41,703	28,976
Jacksonville, FL	4	82,396	103,277	25,411	—
Atlanta, GA	6	57,669	78,116	28,611	18,558
Columbia, SC	6	52,795	67,911	27,082	—
Other Florida	6	106,255	118,984	17,880	44,873
Other Southeastern	2	29,839	41,610	13,143	—

SOUTHWESTERN REGION
Houston, TX	16	185,965	253,408	67,194	39,604
Arlington, TX	7	85,845	104,796	28,669	18,375
Denver, CO	3	92,333	100,142	21,927	—
Phoenix, AZ	5	74,368	98,543	27,843	37,081
Dallas, TX	4	89,552	96,208	17,716	51,971
Austin, TX	5	75,779	83,484	19,574	6,073
Other Southwestern	10	166,468	200,980	56,402	53,558

MIDWESTERN REGION
Columbus, OH	6	111,315	160,093	40,016	39,278
Other Midwestern	3	20,241	23,980	5,720	5,985

Richmond Corporate	—	6,597	2,212	1,435	3,724
Commercial	—	1,631	1,631	160	—

	256	$4,469,962	$5,360,106	$1,123,119	$1,090,934

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
     The following is a summary of real estate held for disposition by major category at December 31, 2005 (dollars in thousands):

		Initial
	Number of	Acquisition	Carrying	Accumulated
	Properties	Cost	Value	Depreciation	Encumbrances

Apartments	4	$47,285	$29,203	$78	$—
Land	2	5,556	5,647	492	—

		$52,841	$34,850	$570	$—

     The following is a summary of real estate under development by major category at December 31, 2005 (dollars in thousands):

		Initial
	Number of	Acquisition	Carrying	Accumulated
	Properties	Cost	Value	Depreciation	Encumbrances

Apartments	3	$52,515	$96,717	$140	$25,325
Land	4	20,751	20,751	—	—

		$73,266	$117,468	$140	$25,325

Total Real Estate Owned		$4,596,069	$5,512,424	$1,123,829	$1,116,259

     In 2005, $2.5 million of hurricane related insurance recoveries were recorded. In 2004, United Dominion recognized a $5.5 million charge to cover expenses associated with the damage in Florida caused by hurricanes Charley, Frances, and Jeanne. United Dominion reported that 25 of its 34 Florida communities were affected by the hurricanes.
     In 2003, United Dominion recognized a $1.4 million charge for the write-off of its investment in Realeum, Inc., an unconsolidated development joint venture created to develop web-based solutions for multifamily property and portfolio management.
3. INCOME FROM DISCONTINUED OPERATIONS
     United Dominion adopted FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (FAS 144) as of January 1, 2002. FAS 144 requires, among other things, that the primary assets and liabilities and the results of operations of United Dominion’s real properties which have been sold subsequent to January 1, 2002, or are held for disposition subsequent to January 1, 2002, be classified as discontinued operations and segregated in United Dominion’s Consolidated Statements of Operations and Balance Sheets. Properties classified as real estate held for disposition generally represent properties that are under contract for sale and are expected to close within the next twelve months. For purposes of these financial statements, FAS 144 results in the presentation of the primary assets and liabilities and the net operating results of those properties sold or classified as held for disposition through December 31, 2005, as discontinued operations for all periods presented. The adoption of FAS 144 does not have an impact on net income available to common stockholders. FAS 144 only results in the reclassification of the operating results of all properties sold or classified as held for disposition through December 31, 2005 within the Consolidated Statements of Operations for the years ended December 31, 2005, 2004, and 2003, and the reclassification of the assets and liabilities within the Consolidated Balance Sheets as of December 31, 2005 and 2004.
     For the year ended December 31, 2005, United Dominion sold 22 communities with a total of 6,352 apartment homes, 240 condominiums from five communities with a total of 648 condominiums, and one parcel of land. We recognized gains for financial reporting purposes of $139.7 million on these sales. At December 31, 2005, United Dominion had four communities with a total of 384 condominiums and a net book value of $29.1 million, and two

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
parcels of land with a net book value of $5.2 million included in real estate held for disposition. In conjunction with the sale of ten communities in July 2005, we received short-term notes for $124.7 million that bear interest at 6.75% and had maturities ranging from September 2005 to July 2006. As of December 31, 2005, the balance on the notes receivable was $59.8 million. We recognized gains for financial reporting purposes of $15.2 million and will recognize $6.4 million in additional gains in 2006 as the notes receivable mature and are paid. During 2004, United Dominion sold 19 communities with a total of 5,425 apartment homes, 24 condominiums from a community of 36 condominiums, and one parcel of land. During 2003, United Dominion sold seven communities with a total of 1,927 apartment homes and two commercial properties. The results of operations for these properties and the interest expense associated with the secured debt on these properties are classified on the Consolidated Statements of Operations in the line item entitled “Income from discontinued operations, net of minority interests.”
     The following is a summary of income from discontinued operations for the years ended December 31, (dollars in thousands):

	2005	2004	2003
Rental income	$21,817	$77,999	$104,735
Non-property income/(loss)	8	(2)	—

	21,825	77,997	104,735

Rental expenses	11,515	34,829	43,810
Real estate depreciation	2,568	17,452	26,380
Interest	215	831	883
Loss on early debt retirement	1,821	—	—
Other expenses	16	159	243

	16,135	53,271	71,316
Income before net gain on the sale of depreciable property and minority interests	5,690	24,726	33,419
Net gain on the sale of depreciable property	139,724	52,903	15,941

Income before minority interests	145,414	77,629	49,360
Minority interests on income from discontinued operations	(8,550)	(4,898)	(3,144)

Income from discontinued operations, net of minority interests	$136,864	$72,731	$46,216

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
4. SECURED DEBT
     Secured debt on continuing and discontinued operations of United Dominion’s real estate portfolio, which encumbers $1.9 billion or 35% of real estate owned based upon book value ($3.6 billion or 65% of United Dominion’s real estate owned is unencumbered) consists of the following as of December 31, 2005 (dollars in thousands):

			Weighted	Weighted	Number of
	Principal Outstanding		Average	Average	Communities
	December 31,	December 31,	Interest Rate	Years to Maturity	Encumbered
	2005	2004	2005	2005	2005
Fixed Rate Debt
Mortgage notes payable	$359,281	$428,223	5.33%	5.4	14
Tax-exempt secured notes payable	26,400	39,160	5.85%	19.1	3
Fannie Mae credit facilities	363,875	288,875	6.09%	5.3	9

Total fixed rate secured debt	749,556	756,258	5.71%	5.8	26

Variable Rate Debt
Mortgage notes payable	66,464	45,758	5.40%	5.1	4
Tax-exempt secured note payable	7,770	7,770	3.45%	22.5	1
Fannie Mae credit facilities	292,469	367,469	4.71%	6.9	47
Freddie Mac credit facility	—	20,669	n/a	n/a	n/a

Total variable rate secured debt	366,703	441,666	4.81%	6.9	52

Total secured debt	$1,116,259	$1,197,924	5.42%	6.2	78

Fixed Rate Debt
     Mortgage notes payable Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from September 2006 through July 2027 and carry interest rates ranging from 4.10% to 7.87%.
     Tax-exempt secured notes payable Fixed rate mortgage notes payable that secure tax-exempt housing bond issues mature at various dates from May 2008 through March 2031 and carry interest rates ranging from 5.30% to 6.47%. Interest on these notes is generally payable in semi-annual installments.
     Secured credit facilities At December 31, 2005, United Dominion’s fixed rate secured credit facilities consisted of $363.9 million of the $656.3 million outstanding on an $860 million aggregate commitment under four revolving secured credit facilities with Fannie Mae. The Fannie Mae credit facilities are for an initial term of ten years, bear interest at floating and fixed rates, and can be extended for an additional five years at our discretion. As of December 31, 2005, the fixed rate Fannie Mae credit facilities had a weighted average fixed rate of interest of 6.09%.
Variable Rate Debt
     Mortgage notes payable Variable rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from May 2006 through July 2013. As of December 31, 2005, these notes had interest rates ranging from 4.82% to 6.23%.
     Tax-exempt secured note payable The variable rate mortgage note payable that secures tax-exempt housing bond issues matures in July 2028. As of December 31, 2005, this note had an interest rate of 3.45%. Interest on this note is payable in monthly installments.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
     Secured credit facilities At December 31, 2005, United Dominion’s variable rate secured credit facilities consisted of $292.5 million outstanding on the Fannie Mae credit facilities. As of December 31, 2005, the variable rate Fannie Mae credit facilities had a weighted average floating rate of interest of 4.71%.
     The aggregate maturities of secured debt for the fifteen years subsequent to December 31, 2005 are as follows (dollars in thousands):

	Fixed			Variable
	Mortgage	Tax-Exempt	Credit	Mortgage	Tax-Exempt	Credit
Year	Notes	Notes	Facilities	Notes	Notes	Facilities	TOTAL
2006	$31,703	$320	$—	$4,750	$—	$—	$36,593
2007	81,247	345	—	901	—	—	82,493
2008	4,109	5,145	—	23,578	—	—	32,832
2009	4,330	245	—	—	—	—	4,575
2010	98,007	265	138,875	—	—	—	237,147
2011	11,797	280	125,000	—	—	39,513	176,590
2012	50,312	300	100,000	—	—	52,956	203,568
2013	61,885	315	—	37,415	—	200,000	299,615
2014	704	340	—	—	—	—	1,044
2015	756	360	—	—	—	—	1,116
2016	812	—	—	—	—	—	812
2017	873	—	—	—	—	—	873
2018	939	—	—	—	—	—	939
2019	1,010	—	—	—	—	—	1,010
2020	1,087	—	—	—	—	—	1,087
Thereafter	9,710	18,485	—	—	7,770	—	35,965

	$359,281	$26,400	$363,875	$66,464	$7,770	$292,469	$1,116,259

     During the first quarter of 2005, we prepaid approximately $110 million of secured debt. In conjunction with these prepayments, we incurred prepayment penalties of $8.5 million in both continuing and discontinued operations as “Loss on early debt retirement.” These penalties were funded by the proceeds from the sale of our technology investment of $12.3 million.
5. UNSECURED DEBT
     A summary of unsecured debt as of December 31, 2005 and 2004 is as follows (dollars in thousands):

	2005	2004
Commercial Banks
Borrowings outstanding under an unsecured credit facility due May 2008 (a)	$210,800	$278,100

Senior Unsecured Notes — Other
7.73% Medium-Term Notes due April 2005	—	21,100
7.02% Medium-Term Notes due November 2005	—	49,760
7.95% Medium-Term Notes due July 2006	85,374	85,374
7.07% Medium-Term Notes due November 2006	25,000	25,000
7.25% Notes due January 2007	92,255	92,255
4.30% Medium-Term Notes due July 2007	75,000	75,000
4.50% Medium-Term Notes due March 2008	200,000	200,000
8.50% Monthly Income Notes due November 2008	29,081	29,081
4.25% Medium-Term Notes due January 2009	50,000	50,000
6.50% Notes due June 2009	200,000	200,000
3.90% Medium-Term Notes due March 2010	50,000	50,000
5.00% Medium-Term Notes due January 2012	100,000	100,000
5.13% Medium-Term Notes due January 2014	200,000	200,000

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

	2005	2004
5.25% Medium-Term Notes due January 2015	250,000	100,000
5.25% Medium-Term Notes due January 2016	100,000	—
8.50% Debentures due September 2024	54,118	54,118
4.00% Convertible Senior Notes due December 2035 (b)	250,000	—
Other (c)	370	750

	1,761,198	1,332,438

Unsecured Notes — Other
Verano Construction Loan due February 2006	24,820	24,820
ABAG Tax-Exempt Bonds due August 2008	46,700	46,700

	71,520	71,520

Total Unsecured Debt	$2,043,518	$1,682,058

(a)	During the second quarter of 2005, United Dominion amended and restated its $500 million unsecured revolving credit facility and extended the term an additional two years. The credit facility matures on May 31, 2008, and at United Dominion’s option, can be extended for an additional year. United Dominion has the right to increase the credit facility to $750 million if the initial lenders increase their commitments or we receive commitments from additional lenders. Based on United Dominion’s current credit ratings, the credit facility carries an interest rate equal to LIBOR plus a spread of 57.5 basis points, which represents a 12.5 basis point reduction to the previous unsecured revolver, and the facility fee was reduced from 20 basis points to 15 basis points. Under a competitive bid feature and for so long as United Dominion maintains an Investment Grade Rating, United Dominion has the right to bid out 100% of the commitment amount.

(b)	Prior to December 15, 2030, upon the occurrence of specified events, the notes will be convertible at the option of the holder into cash and, in certain circumstances, shares of United Dominion’s common stock at an initial conversion rate of 35.2988 shares per $1,000 principal amount of notes (which equates to an initial conversion price of approximately $28.33 per share). On or after December 15, 2030, the notes will be convertible at any time prior to the second business day prior to maturity at the option of the holder into cash and, in certain circumstances, shares of United Dominion’s common stock at the above initial conversion rate. The initial conversion rate is subject to adjustment in certain circumstances.

(c)	Represents deferred gains from the termination of interest rate risk management agreements.
     The following is a summary of short-term bank borrowings under United Dominion’s bank credit facility at December 31, (dollars in thousands):

	2005	2004	2003

Total revolving credit facilities at December 31	$500,000	$500,000	$500,000
Borrowings outstanding at December 31	210,800	278,100	137,900
Weighted average daily borrowings during the year	315,487	127,665	171,179
Maximum daily borrowings during the year	440,200	356,500	272,800
Weighted average interest rate during the year	3.6%	2.0%	2.1%
Weighted average interest rate at December 31	4.7%	2.7%	1.6%
Weighted average interest rate at December 31 - after giving effect to swap agreements	n/a	n/a	4.2%
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

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
     Distributions declared on the Series B in 2005 were $2.15 per share or $0.5375 per quarter. The Series B is listed on the NYSE under the symbol “UDRpb.” At December 31, 2005, a total of 5,416,009 shares of the Series B were outstanding.
     All of the remaining outstanding shares of our Series D Cumulative Convertible Redeemable Preferred Stock were converted by the holder into shares of our common stock. The Series D had no stated maturity, no stated par value, no voting rights except as required by law, and a liquidation preference of $25 per share. The Series D was convertible at any time into 1.5385 shares of common stock, subject to certain adjustments, at the option of the holder of the Series D. We had the option to redeem at any time all or part of the Series D at a price per share of $25, payable in cash, plus all accrued and unpaid dividends, provided that the current market price of our common stock was at least equal to the conversion price, initially set at $16.25 per share.
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
     Distributions declared on the Series E in 2005 were $1.33 per share or $0.3322 per quarter. The Series E is not listed on any exchange. At December 31, 2005 a total of 2,803,812 shares of the Series E were outstanding.
Dividend Reinvestment and Stock Purchase Plan
     United Dominion’s Dividend Reinvestment and Stock Purchase Plan (the “Stock Purchase Plan”) allows common and preferred stockholders the opportunity to purchase, through the reinvestment of cash dividends, additional shares of United Dominion’s common stock. As of December 31, 2005, 9,849,009 shares of common stock had been issued under the Stock Purchase Plan. Shares in the amount of 15,150,991 were reserved for further issuance under the Stock Purchase Plan as of December 31, 2005. During 2005, 55,818 shares were issued under the Stock Purchase Plan for a total consideration of approximately $1.3 million.
Restricted Stock Awards
     United Dominion’s 1999 Long-Term Incentive Plan (“LTIP”) authorizes the grant of restricted stock awards to employees, officers, consultants, and directors of United Dominion. Deferred compensation expense is recorded over the vesting period and is based upon the value of the common stock on the date of issuance. For the years ended December 31, 2005, 2004 and 2003, we recognized $3.2 million, $2.7 million, and $2.2 million, respectively, of compensation expense related to the amortization of restricted stock. As of December 31, 2005, 903,481 shares of restricted stock have been issued under the LTIP.
Shareholder Rights Plan
     United Dominion’s First Amended and Restated Rights Agreement is intended to protect long-term interests of stockholders in the event of an unsolicited, coercive or unfair attempt to take over United Dominion. The plan authorized a dividend of one Preferred Share Purchase Right (the “Rights”) on each share of common stock outstanding. Each Right, which is not currently exercisable, will entitle the holder to purchase 1/1000 of a share of a

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
new series of United Dominion’s preferred stock, to be designated as Series C Junior Participating Cumulative Preferred Stock, at a price to be determined upon the occurrence of the event, and for which the holder must be paid $45 should the takeover occur. Under the Plan, the rights will be exercisable if a person or group acquires more than 15% of United Dominion’s common stock or announces a tender offer that would result in the ownership of 15% of United Dominion’s common stock.
7. FINANCIAL INSTRUMENTS
     The following estimated fair values of financial instruments were determined by United Dominion using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts United Dominion would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts and estimated fair value of United Dominion’s financial instruments as of December 31, 2005 and 2004, are summarized as follows (dollars in thousands):

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Secured debt	$1,116,259	$1,123,108	$1,197,924	$1,228,953
Unsecured debt	2,043,518	2,032,211	1,682,058	1,654,760
     The following methods and assumptions were used by United Dominion in estimating fair values.
Cash equivalents
     The carrying amount of cash equivalents approximates fair value.
Notes receivable
     In July 2005, United Dominion received short-term notes in the principal amount of $124.7 million that bear interest at 6.75% and had maturities ranging from September 2005 to July 2006. The notes were received in conjunction with the sale of ten communities. As of December 31, 2005, the outstanding balance on these notes was $59.8 million. In June 2003, United Dominion received a promissory note in the principal amount of $5 million that is due October 2011. The note was received in connection with one of our acquisitions and bears interest of 9.0% that is payable in annual installments. The carrying amount of these notes receivable approximate their fair value.
Secured and unsecured debt
     Estimated fair value is based on mortgage rates, tax-exempt bond rates, and corporate unsecured debt rates believed to be available to United Dominion for the issuance of debt with similar terms and remaining lives. The carrying amount of United Dominion’s variable rate secured debt approximates fair value as of December 31, 2005 and 2004. The carrying amounts of United Dominion’s borrowings under variable rate unsecured debt arrangements, short-term revolving credit agreements, and lines of credit approximate their fair values as of December 31, 2005 and 2004.
Derivative financial instruments
     At December 31, 2005, United Dominion has no derivative financial instruments reported on its Consolidated Balance Sheet.
     For the years ended December 31, 2004 and 2003, United Dominion recognized $1.9 million and $8.1 million, respectively, of unrealized gains in comprehensive income. For the year ended December 31, 2004, United

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
Dominion recognized a loss of $0.2 million in net income related to the ineffective portion of United Dominion’s hedging instruments. For the year ended December 31, 2003, United Dominion recognized $0.3 million in realized gains in net income related to the ineffective portion of United Dominion’s hedging instruments.
8. INCOME TAXES
     The aggregate cost of our real estate assets for federal income tax purposes was approximately $4.9 billion at December 31, 2005.
     The following table reconciles United Dominion’s net income to REIT taxable income for the three years ended December 31, 2005 (dollars in thousands):

	2005	2004	2003
Net income	$155,166	$97,152	$70,404
Elimination of TRS income	(17,802)	(1,120)	(246)
Minority interest	(1,828)	(1,950)	(3,364)
Depreciation and amortization expense	56,274	46,916	44,108
Disposition of properties	(74,323)	(10,029)	2,363
Revenue recognition timing differences	(87)	(195)	1,750
Investment loss, not deductible for tax	—	(593)	—
Other expense timing differences	(1,160)	(1,072)	(844)

REIT taxable income before dividends	$116,240	$129,109	$114,171

Dividend paid deduction	$149,475	$153,409	$132,722

     For income tax purposes, distributions paid to common stockholders may consist of ordinary income, capital gains, and non-taxable return of capital, or a combination thereof. Distributions that exceed our current and accumulated earnings and profits constitute a return of capital rather than taxable income and reduce the stockholder’s basis in their common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholder’s basis in the common shares, it generally will be treated as a gain from the sale or exchange of that stockholder’s common shares. For the three years ended December 31, 2005, distributions declared per common share were taxable as follows:

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

	2005	2004	2003
Ordinary income	$0.64	$0.77	$0.82
Long-term capital gain	0.22	0.20	0.10
Unrecaptured section 1250 gain	0.13	0.08	0.02
Return of capital	0.21	0.12	0.20

	$1.20	$1.17	$1.14

      We have a taxable REIT subsidiary that is subject to state and federal income taxes. Income tax expense consists of the following for the years ended December 31, 2005 and 2004, and is included in gains on the sales (dollars in thousands):

	2005	2004
Income tax expense
Current	$11,090	$867
Deferred	313	—

Total income tax expense	$11,403	$867

     Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income for the years ended December 31, 2005 and 2004 as follows (dollars in thousands):

	2005	2004
Income tax expense
Computed tax expense	$10,193	$675
Increase in income tax expense resulting from state taxes and other	1,210	192

Total income tax expense	$11,403	$867

     Deferred income taxes reflect the estimated net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts for income tax purposes. Our taxable REIT subsidiary’s deferred tax assets and liabilities are as follows at December 31, 2005 and 2004 (dollars in thousands):

	2005	2004
Deferred tax assets:
Depreciation	$32	$—
Reserves	19	—

Total deferred tax assets	51	—
Deferred tax liabilities:
Gain on sales	(49)	—
Interest	(315)	—

Total deferred tax liabilities	(364)	—

Net deferred tax liability	$(313)	$—

9. EMPLOYEE BENEFIT PLANS
Profit Sharing Plan
     The United Dominion Realty Trust, Inc. Profit Sharing Plan (the “Plan”) is a defined contribution plan covering all eligible full-time employees. Under the Plan, United Dominion makes discretionary profit sharing and matching contributions to the Plan as determined by the Compensation Committee of the Board of Directors. Aggregate

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
provisions for contributions, both matching and discretionary, which are included in United Dominion’s Consolidated Statements of Operations for the three years ended December 31, 2005, 2004, and 2003 were $0.6 million, $0.6 million, and $0.3 million, respectively.
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
     United Dominion adopted the fair-value-based method of accounting for share-based payments effective January 1, 2004 using the prospective method described in FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Currently, United Dominion uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of Statement 123(R) on January 1, 2006. Because Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because United Dominion adopted Statement 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under Statement 123 will be recognized under Statement 123(R). There were no options granted during 2005, 2004 or 2003.
     A summary of United Dominion’s stock option activity during the three years ended December 31, 2005 is provided in the following table:

	Number	Weighted Average	Range of
	Outstanding	Exercise Price	Exercise Prices

Balance, December 31, 2002	3,667,329	$12.01	$9.63	—	$15.38
Granted	—	—			—
Exercised	(1,106,142)	12.41	9.63	—	15.38
Forfeited	(25,000)	9.65	9.63	—	9.88

Balance, December 31, 2003	2,536,187	$11.88	$9.63	—	$15.38
Granted	—	—			—
Exercised	(562,064)	11.90	9.63	—	15.25
Forfeited	(13,500)	12.02	10.88	—	13.96

Balance, December 31, 2004	1,960,623	$11.88	$9.63	—	$15.38
Granted	—	—			—
Exercised	(298,566)	12.02	9.88	—	14.63
Forfeited	(19,834)	13.80	9.88	—	15.25

Balance, December 31, 2005	1,642,223	$11.84	$9.63	—	$15.38

Exercisable at December 31,
2003	2,207,685	$11.77	$9.63	—	$15.38
2004	1,938,343	11.84	9.63	—	15.38
2005	1,635,666	11.82	9.63	—	15.38

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
     The weighted average remaining contractual life on all options outstanding is 4.1 years. 643,110 of share options had exercise prices between $9.63 and $10.88, 596,796 of share options had exercise prices between $11.15 and $12.23, and 402,317 of share options had exercise prices between $13.76 and $15.38.
     As of December 31, 2005 and 2004, stock-based awards for 2,583,586 and 2,890,251 shares of common stock, respectively, were available for future grants under the 1999 LTIP’s existing authorization.
10. COMMITMENTS AND CONTINGENCIES
Commitments
     Real Estate Under Development
     United Dominion is committed to completing its real estate currently under development, which has an estimated cost to complete of $48.5 million as of December 31, 2005.
     Land and Other Leases
     United Dominion is party to several ground leases relating to operating communities. In addition, United Dominion is party to various other operating leases related to the operation of its regional offices and an airplane. Future minimum lease payments for non-cancelable land and other leases as of December 31, 2005 are as follows (dollars in thousands):

	Ground	Operating
	Leases	Leases
2006	$1,060	$1,157
2007	1,060	902
2008	1,060	840
2009	1,064	837
2010	1,064	488
Thereafter	21,239	—

	$26,547	$4,224

     United Dominion incurred $2.4 million of rent expense for the year ended December 31, 2005. United Dominion incurred $1.9 million of rent expense for each of the years ended December 31, 2004 and 2003.
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
DECEMBER 31, 2005
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
     Series C Out-Performance Program
     In May 2005, the stockholders of United Dominion approved the Series C Out-Performance Program (the “Series C Program”) pursuant to which certain executive officers and other key employees of United Dominion (the “Series C Participants”) were given the opportunity to invest indirectly in United Dominion by purchasing interests in UDR Out-Performance III, LLC, a Delaware limited liability company (the “Series C LLC”), the only asset of which is a special class of partnership units of United Dominion Realty, L.P. (“Series C Out-Performance Partnership Shares” or “Series C OPPSs”) . The purchase price for the Series C OPPSs was determined by the Compensation Committee of United Dominion’s board of directors to be $750,000, assuming 100% participation, and was based upon the advice of an independent valuation expert. The Series C Program will measure the cumulative total return on our common stock over the 36-month period from June 1, 2005 to May 30, 2008.
     The Series C Program is designed to provide participants with the possibility of substantial returns on their investment if the total cumulative return on United Dominion’s common stock, as measured by the cumulative amount of dividends paid plus share price appreciation during the measurement period is at least the equivalent of a 36% total return, or 12% annualized (“Minimum Return”).
     At the conclusion of the measurement period, if United Dominion’s total cumulative return satisfies these criteria, the Series C LLC as holder of the Series C OPPSs will receive (for the indirect benefit of the Series C Participants as holders of interests in the Series C LLC) distributions and allocations of income and loss from the Operating Partnership equal to the distributions and allocations that would be received on the number of OP Units obtained by:
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

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
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
     There are no tenants that contributed 10% or more of United Dominion’s total revenues during 2005, 2004, or 2003.
12. UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA
     Summarized consolidated quarterly financial data for the year ended December 31, 2005, with restated amounts that reflect discontinued operations as of December 31, 2005, is as follows (dollars in thousands, except per share amounts):

	Three Months Ended
	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated
	March 31	March 31	June 30	June 30	September 30	September 30	December 31
Rental income (a)	$171,331	$163,331	$169,427	$168,078	$172,514	$172,273	$176,871
Income before minority interests and discontinued operations	6,662	6,208	5,561	5,005	3,106	3,055	4,322
Gain on sale of land and depreciable property	7,023	7,023	46,781	46,781	12,851	12,851	73,068
Income from discontinued operations, net of minority interests	8,499	8,924	47,041	47,549	11,952	11,999	68,392
Net income available to common stockholders	11,099	11,099	48,599	48,599	11,293	11,292	68,806

Earnings per common share:
Basic	$0.08	$0.08	$0.36	$0.36	$0.08	$0.08	$0.51
Diluted	0.08	0.08	0.36	0.36	0.08	0.08	0.50

(a)	Represents rental income from continuing operations.
     Summarized consolidated quarterly financial data for the year ended December 31, 2004, with restated amounts that reflect discontinued operations as of December 31, 2005, is as follows (dollars in thousands, except per share amounts):

	Three Months Ended
	Previously		Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
	March 31(a)	March 31(a)	June 30 (a)	June 30 (a)	September 30(a)	September 30(a)	December 31(a)	December 31(a)
Rental income (b)	$135,501	$135,137	$139,357	$139,013	$142,590	$142,280	$156,288	$155,978
Income before minority interests and discontinued operations	7,746	7,667	9,576	9,514	3,364	3,351	4,050	4,016
Gain on sale of land and depreciable property	1,205	1,205	13,814	13,814	20,220	20,220	17,664	17,664
Income from discontinued operations, net of minority interests	7,716	7,790	19,173	19,231	24,297	24,310	21,368	21,400
Net income available to common stockholders	8,665	8,665	21,855	21,855	21,160	21,160	20,212	20,212

Earnings per common share:
Basic	$0.07	$0.07	$0.17	$0.17	$0.17	$0.17	$0.15	$0.15
Diluted	0.07	0.07	0.17	0.17	0.17	0.17	0.15	0.15

(a)	The first, second and third quarters of 2004 each include $1.6 million of expense for premiums paid for the conversion of shares of Series D preferred stock into common stock. The fourth quarter of 2004 includes $1.0 million of expense for premiums paid for the conversion of shares of Series D preferred stock into common stock.

(b)	Represents rental income from continuing operations.

UNITED DOMINION REALTY TRUST
SCHEDULE III — REAL ESTATE OWNED
FOR THE YEAR ENDED DECEMBER 31, 2005

					Cost of	Gross Amount at
		Initial Costs			Improvements	Which Carried at Close of Period
				Total	Capitalized
		Land and	Buildings	Initial	Subsequent	Land and	Buildings	Total
		Land	and	Acquisition	to Acquisition	Land	and	Carrying	Accumulated	Date of	Date
Property	Encumbrances	Improvements	Improvements	Costs	(Net of Disposals)	Improvements	Improvements	Value (A)	Depreciation (B)	Construction	Acquired
MID-ATLTANTIC REGION

Dominion Middle Ridge	$17,769,407	$3,311,468	$13,283,047	$16,594,515	$3,549,584	$3,536,061	$16,608,039	$20,144,099	$5,673,690	1990	06/25/96
Dominion Lake Ridge	12,921,808	2,366,061	8,386,439	10,752,500	2,825,393	2,573,392	11,004,501	13,577,893	3,959,984	1987	02/23/96
Presidential Greens	—	11,237,698	18,789,985	30,027,683	2,628,284	11,387,017	21,268,950	32,655,967	4,663,728	1938	05/15/02
Taylor Place	—	6,417,889	13,411,278	19,829,167	4,385,013	6,591,430	17,622,750	24,214,180	4,034,036	1962	04/17/02
Ridgewood	—	5,612,147	20,085,474	25,697,621	3,573,634	5,684,212	23,587,043	29,271,255	4,777,857	1988	08/26/02
The Calvert	—	262,807	11,188,623	11,451,430	2,917,630	2,330,329	12,038,731	14,369,061	1,628,459	1962	11/26/03
Commons at Town Square	—	135,780	10,012,173	10,147,953	600,795	9,154,107	1,594,641	10,748,747	258,829	1971	12/03/03
Waterside Towers	—	873,713	46,852,061	47,725,775	2,893,127	34,675,076	15,943,825	50,618,902	2,196,087	1971	12/03/03
Waterside Townhomes	—	129,000	4,621,000	4,750,000	323,665	3,638,423	1,435,242	5,073,665	195,924	1971	12/03/03
Wellington Place at Olde Town	—	13,753,346	36,233,961	49,987,307	362,520	13,753,346	36,596,481	50,349,827	655,589	1987	09/13/05
METROPOLITAN DC	30,691,215	44,099,910	182,864,041	226,963,950	24,059,645	93,323,393	157,700,203	251,023,595	28,044,183

Dominion On Spring Forest	—	1,257,500	8,586,255	9,843,755	5,664,058	1,819,508	13,688,305	15,507,813	8,063,732	1978/81	05/21/91
Dominion Park Green	—	500,000	4,321,872	4,821,872	2,895,880	742,725	6,975,027	7,717,752	3,665,544	1987	09/27/91
Dominion On Lake Lynn	12,134,000	3,622,103	12,405,020	16,027,123	5,925,326	4,313,650	17,638,799	21,952,449	7,529,371	1986	12/01/92
Dominion Courtney Place	—	1,114,600	5,119,259	6,233,859	4,575,575	1,510,378	9,299,056	10,809,434	4,900,517	1979/81	07/08/93
Dominion Walnut Ridge	9,589,520	1,791,215	11,968,852	13,760,067	4,218,718	2,316,086	15,662,699	17,978,785	6,657,701	1982/84	03/04/94
Dominion Walnut Creek	15,153,866	3,170,290	21,717,407	24,887,697	6,569,026	3,814,435	27,642,288	31,456,723	11,616,249	1985/86	05/17/94
Dominion	—	907,605	6,819,154	7,726,759	1,989,904	1,062,270	8,654,393	9,716,663	3,125,715	1988	08/15/96
Copper Mill	—	1,548,280	16,066,720	17,615,000	1,710,445	1,925,344	17,400,101	19,325,445	5,483,226	1997	12/31/96
Trinity Park	10,968,900	4,579,648	17,575,712	22,155,360	2,591,061	4,695,582	20,050,839	24,746,421	6,214,686	1987	02/28/97
Meadows at Kildaire	15,906,030	2,846,027	20,768,425	23,614,452	2,108,239	6,925,532	18,797,159	25,722,691	6,798,874	2000	05/25/00
Oaks at Weston	—	9,943,644	23,305,862	33,249,506	747,025	10,203,256	23,793,275	33,996,531	5,584,096	2001	06/28/02
RALEIGH, NC	63,752,316	31,280,912	148,654,538	179,935,450	38,995,258	39,328,765	179,601,942	218,930,708	69,639,710

Gatewater Landing	—	2,078,422	6,084,526	8,162,948	3,803,951	2,352,778	9,614,121	11,966,899	4,359,887	1970	12/16/92
Dominion Kings Place	—	1,564,942	7,006,574	8,571,516	2,227,550	1,671,923	9,127,143	10,799,066	3,893,849	1983	12/29/92
Dominion At Eden Brook	—	2,361,167	9,384,171	11,745,338	3,518,669	2,726,003	12,538,004	15,264,007	5,397,884	1984	12/29/92
Dominion Great Oaks	13,285,808	2,919,481	9,099,691	12,019,172	5,571,060	4,328,152	13,262,080	17,590,232	6,469,950	1974	07/01/94
Dominion Constant Friendship	—	903,122	4,668,956	5,572,078	1,566,714	1,086,412	6,052,380	7,138,792	2,425,700	1990	05/04/95
Lakeside Mill	—	2,665,869	10,109,175	12,775,044	1,510,604	2,710,326	11,575,322	14,285,648	4,703,932	1989	12/10/99
Tamar Meadow	—	4,144,926	17,149,514	21,294,440	2,272,188	4,202,461	19,364,168	23,566,628	3,593,416	1990	11/22/02
Calvert’s Walk	—	4,408,192	24,692,115	29,100,307	1,568,902	4,452,121	26,217,088	30,669,209	2,759,740	1988	03/30/04
Arborview	—	4,653,393	23,951,828	28,605,221	1,523,017	4,694,342	25,433,896	30,128,238	2,736,663	1992	03/30/04
Liriope	—	1,620,382	6,790,681	8,411,063	131,693	1,622,363	6,920,392	8,542,755	755,333	1997	03/30/04
BALTIMORE, MD	13,285,808	27,319,896	118,937,230	146,257,126	23,694,348	29,846,880	140,104,594	169,951,474	37,096,354

Dominion Olde West	—	1,965,097	12,203,965	14,169,062	5,512,982	2,444,251	17,237,793	19,682,044	9,307,383	1978/82/84/85/87	12/31/84 & 8/27/91
Dominion Creekwood	—	—	—	—	3,331,437	76,962	3,254,475	3,331,437	955,451	1984	08/27/91
Dominion Laurel Springs	—	464,480	3,119,716	3,584,196	3,056,812	778,979	5,862,029	6,641,008	2,894,355	1972	09/06/91
Dominion English Hills	15,409,295	1,979,174	11,524,313	13,503,487	7,771,090	2,873,091	18,401,486	21,274,577	10,231,879	1969/76	12/06/91
Dominion Gayton Crossing	10,063,000	825,760	5,147,968	5,973,728	7,111,805	1,435,820	11,649,713	13,085,533	7,614,479	1973	09/28/95
Dominion West End	16,896,683	2,059,252	15,049,088	17,108,340	5,801,844	2,870,787	20,039,397	22,910,184	7,711,367	1989	12/28/95
Courthouse Green	7,865,616	732,050	4,702,353	5,434,403	3,741,406	1,196,356	7,979,453	9,175,809	5,052,964	1974/78	12/31/84
Waterside At Ironbridge	11,297,000	1,843,819	13,238,590	15,082,409	2,377,879	2,068,745	15,391,543	17,460,288	4,494,457	1987	09/30/97
Carriage Homes at Wyndham	—	473,695	30,996,525	31,470,220	975,207	3,654,306	28,791,121	32,445,427	3,679,651	1998	11/25/03
Legacy at Mayland	—	—	—	—	10,896,257	622,305	10,273,952	10,896,257	692,693
RICHMOND, VA	61,531,594	10,343,327	95,982,518	106,325,845	50,576,720	18,021,603	138,880,962	156,902,565	52,634,677

Beechwood	—	1,409,377	6,086,677	7,496,054	2,052,996	1,691,278	7,857,772	9,549,050	3,560,316	1985	12/22/93
Steeplechase	—	3,208,108	11,513,978	14,722,086	13,454,071	4,093,435	24,082,722	28,176,157	8,094,402	1990/97	03/07/96
Northwinds	—	1,557,654	11,735,787	13,293,441	2,067,610	1,875,137	13,485,914	15,361,051	4,837,876	1989/97	08/15/96
Deerwood Crossings	—	1,539,901	7,989,043	9,528,944	2,124,045	1,715,826	9,937,164	11,652,989	3,877,552	1973	08/15/96
Dutch Village	—	1,197,593	4,826,266	6,023,859	1,555,262	1,312,239	6,266,882	7,579,121	2,531,503	1970	08/15/96
Lake Brandt	—	1,546,950	13,489,466	15,036,416	1,418,731	1,857,767	14,597,379	16,455,147	5,222,300	1995	08/15/96
Park Forest	—	679,671	5,770,413	6,450,084	1,833,426	970,920	7,312,589	8,283,510	2,372,182	1987	09/26/96
Deep River Pointe	—	1,670,648	11,140,329	12,810,977	844,860	1,836,524	11,819,312	13,655,837	3,623,282	1997	10/01/97
GREENSBORO, NC	—	12,809,902	72,551,959	85,361,861	25,351,001	15,353,127	95,359,735	110,712,862	34,119,414

Dominion Harris Pond	—	886,788	6,728,097	7,614,885	2,411,470	1,292,902	8,733,453	10,026,355	3,696,584	1987	07/01/94
Dominion Mallard Creek	—	698,860	6,488,061	7,186,921	1,950,035	728,374	8,408,582	9,136,956	3,050,931	1989	08/16/94
Dominion At Sharon	—	667,368	4,856,103	5,523,471	1,797,222	970,559	6,350,133	7,320,693	2,467,435	1984	08/15/96

UNITED DOMINION REALTY TRUST
SCHEDULE III — REAL ESTATE OWNED
FOR THE YEAR ENDED DECEMBER 31, 2005

					Cost of	Gross Amount at
		Initial Costs			Improvements	Which Carried at Close of Period
				Total	Capitalized
		Land and	Buildings	Initial	Subsequent	Land and	Buildings	Total
		Land	and	Acquisition	to Acquisition	Land	and	Carrying	Accumulated	Date of	Date
Property	Encumbrances	Improvements	Improvements	Costs	(Net of Disposals)	Improvements	Improvements	Value (A)	Depreciation (B)	Construction	Acquired
Providence Court	—	—	22,047,803	22,047,803	10,919,273	7,634,765	25,332,311	32,967,076	9,050,790	1997	09/30/97
Dominion Crown Point	—	2,122,179	22,338,577	24,460,756	3,813,162	3,971,293	24,302,625	28,273,918	10,932,380	1987/2000	07/01/94
Dominion Crossing	—	1,666,312	4,774,020	6,440,332	479,761	1,666,398	5,253,695	6,920,093	454,238	1985	08/31/04
Dominion Norcroft	—	1,968,664	13,051,238	15,019,902	563,625	1,979,077	13,604,449	15,583,526	1,142,781	1991/97	08/31/04
CHARLOTTE, NC	—	8,010,171	80,283,899	88,294,070	21,934,547	18,243,370	91,985,247	110,228,617	30,795,140

Cape Harbor	—	1,891,671	18,113,109	20,004,780	2,715,319	2,310,437	20,409,662	22,720,099	7,012,838	1996	08/15/96
Mill Creek	—	1,404,498	4,489,398	5,893,896	15,103,701	1,979,446	19,018,150	20,997,597	7,115,288	1986/98	09/30/91
The Creek	—	417,500	2,506,206	2,923,706	2,949,452	546,034	5,327,124	5,873,158	2,977,376	1973	06/30/92
Forest Hills	—	1,028,000	5,420,478	6,448,478	3,988,083	1,219,115	9,217,446	10,436,561	4,644,726	1964/69	06/30/92
Clear Run	—	874,830	8,740,602	9,615,432	7,010,480	1,341,941	15,283,971	16,625,912	6,223,558	1987/89	07/22/94
Crosswinds	—	1,096,196	18,230,236	19,326,432	2,531,781	1,242,450	20,615,763	21,858,213	6,617,858	1990	02/28/97
WILMINGTON, NC	—	6,712,695	57,500,029	64,212,724	34,298,815	8,639,424	89,872,116	98,511,539	34,591,644

Forest Lake At Oyster Point	—	780,117	8,861,878	9,641,995	4,068,878	1,223,412	12,487,461	13,710,873	5,044,122	1986	08/15/95
Woodscape	—	798,700	7,209,525	8,008,225	6,014,965	1,895,654	12,127,536	14,023,190	6,538,636	1974/76	12/29/87
Eastwind	—	155,000	5,316,738	5,471,738	3,636,350	493,355	8,614,734	9,108,088	4,247,478	1970	04/04/88
Dominion Waterside at Lynnhaven	—	1,823,983	4,106,710	5,930,693	3,369,516	2,064,906	7,235,303	9,300,209	2,857,998	1966	08/15/96
Heather Lake	—	616,800	3,400,672	4,017,472	6,658,926	1,088,260	9,588,138	10,676,398	6,084,003	1972/74	03/01/80
Dominion Yorkshire Downs	9,117,528	1,088,887	8,581,771	9,670,658	2,478,815	1,316,333	10,833,140	12,149,473	3,104,717	1987	12/23/97
NORFOLK, VA	9,117,528	5,263,487	37,477,294	42,740,781	26,227,450	8,081,920	60,886,311	68,968,231	27,876,953

Colony Village	—	346,330	3,036,956	3,383,286	2,634,311	597,409	5,420,187	6,017,597	3,945,908	1972/74	12/31/84
Brynn Marr	—	432,974	3,821,508	4,254,482	3,205,922	731,721	6,728,683	7,460,404	4,839,141	1973/77	12/31/84
Liberty Crossing	—	840,000	3,873,139	4,713,139	4,076,267	1,540,137	7,249,269	8,789,406	5,061,739	1972/74	11/30/90
Bramblewood	—	401,538	3,150,912	3,552,450	2,234,316	631,891	5,154,875	5,786,766	3,625,468	1980/82	12/31/84
Cumberland Trace	—	632,281	7,895,674	8,527,955	2,210,837	742,110	9,996,682	10,738,792	3,458,082	1973	08/15/96
Village At Cliffdale	13,319,700	941,284	15,498,216	16,439,500	2,303,162	1,218,326	17,524,336	18,742,662	5,945,914	1992	08/15/96
Morganton Place	—	819,090	13,217,086	14,036,176	1,101,917	895,716	14,242,376	15,138,093	4,580,293	1994	08/15/96
Woodberry	—	388,699	6,380,899	6,769,598	1,715,755	1,009,255	7,476,098	8,485,353	3,040,343	1987	08/15/96
OTHER NORTH CAROLINA	13,319,700	4,802,196	56,874,390	61,676,586	19,482,487	7,366,566	73,792,507	81,159,073	34,496,890

Brittingham Square	—	650,143	4,962,246	5,612,389	1,478,815	837,604	6,253,601	7,091,204	2,421,065	1991	05/04/95
Greens at Schumaker Pond	—	709,559	6,117,582	6,827,141	2,226,841	919,231	8,134,752	9,053,982	3,050,332	1988	05/04/95
Greens at Cross Court	—	1,182,414	4,544,012	5,726,426	2,235,144	1,403,696	6,557,874	7,961,570	2,517,177	1987	05/04/95
Greens at Hilton Run	16,770,382	2,754,447	10,482,579	13,237,026	3,580,418	3,127,309	13,690,135	16,817,444	5,155,165	1988	05/04/95
Dover Country	—	2,007,878	6,365,053	8,372,931	4,344,090	2,384,744	10,332,277	12,717,021	4,635,012	1970	07/01/94
Greens At Cedar Chase	—	1,528,667	4,830,738	6,359,405	1,199,533	1,729,307	5,829,631	7,558,938	2,404,961	1988	05/04/95
OTHER MID-ATLANTIC	16,770,382	8,833,108	37,302,210	46,135,318	15,064,841	10,401,890	50,798,269	61,200,159	20,183,712

Greens at Falls Run	—	2,730,722	5,300,203	8,030,925	2,429,791	2,947,874	7,512,842	10,460,716	2,760,958	1989	05/04/95
Manor at England Run	19,462,000	3,194,527	13,505,239	16,699,766	14,271,592	4,958,881	26,012,478	30,971,358	9,866,718	1990	05/04/95
Greens at Hollymead	—	965,114	5,250,374	6,215,488	1,240,357	1,100,699	6,355,146	7,455,845	2,510,755	1990	05/04/95
OTHER VIRGINIA	19,462,000	6,890,363	24,055,816	30,946,179	17,941,740	9,007,454	39,880,465	48,887,919	15,138,431

TOTAL MID-ATLANTIC REGION	227,930,543	166,365,967	912,483,924	1,078,849,891	297,626,852	257,614,390	1,118,862,352	1,376,476,743	384,617,107

WESTERN REGION

Pine Avenue	—	2,158,423	8,887,744	11,046,167	4,248,781	2,857,568	12,437,380	15,294,948	3,022,136	1987	12/07/98
Grand Terrace	—	2,144,340	6,594,615	8,738,955	1,635,202	2,259,958	8,114,199	10,374,157	2,354,278	1986	06/30/99
Windemere at Sycamore Highland	—	5,809,490	23,450,119	29,259,609	406,018	5,815,647	23,849,980	29,665,627	4,518,565	2001	11/21/02
Harbor Greens	—	20,476,466	28,537,805	49,014,271	7,108,916	20,482,155	35,641,032	56,123,187	5,099,246	1965	06/12/03
Pine Brook Village	18,270,000	2,581,763	25,504,086	28,085,849	3,697,355	3,793,142	27,990,063	31,783,204	4,017,816	1979	06/12/03
Pacific Shores	19,145,000	7,345,226	22,623,676	29,968,902	5,270,219	7,347,018	27,892,103	35,239,121	3,810,635	1971	06/12/03
Huntington Vista	—	8,055,452	22,485,746	30,541,198	3,089,261	8,055,452	25,575,007	33,630,459	3,651,094	1970	06/12/03
Pacific Palms	—	12,285,059	6,236,783	18,521,843	926,178	12,308,339	7,139,682	19,448,021	1,116,431	1962	07/31/03
Missions at Back Bay	—	229,270	14,128,763	14,358,033	199,454	10,618,842	3,938,645	14,557,486	539,691	1969	12/16/03
Presidio at Rancho Del Oro	13,325,000	9,163,939	22,694,492	31,858,431	1,698,811	9,265,907	24,291,335	33,557,242	2,230,902	1987	06/25/04
Coronado at Newport — North	55,498,155	62,515,901	46,082,056	108,597,957	3,896,466	62,519,046	49,975,377	112,494,423	3,555,007	1968	10/28/04
Huntington Villas	—	61,535,270	18,017,201	79,552,471	1,647,465	61,541,458	19,658,479	81,199,936	1,560,777	1972	09/30/04
Villa Venetia	—	70,825,106	24,179,600	95,004,706	1,786,795	70,828,801	25,962,699	96,791,500	1,912,611	1972	10/28/04
The Crest	60,515,659	21,953,480	67,808,654	89,762,134	1,456,026	21,954,350	69,263,810	91,218,160	5,109,811	1989	09/30/04
Vista Del Rey	—	10,670,493	7,079,834	17,750,327	509,512	10,670,512	7,589,327	18,259,839	586,484	1969	09/30/04
Foxborough	—	12,070,601	6,186,721	18,257,322	897,406	12,076,129	7,078,599	19,154,728	538,375	1969	09/30/04
Villas at Carlsbad	9,472,903	6,516,636	10,717,601	17,234,237	571,493	6,516,636	11,289,094	17,805,730	781,680	1966	10/28/04

UNITED DOMINION REALTY TRUST
SCHEDULE III — REAL ESTATE OWNED
FOR THE YEAR ENDED DECEMBER 31, 2005

					Cost of	Gross Amount at
		Initial Costs			Improvements	Which Carried at Close of Period
				Total	Capitalized
		Land and	Buildings	Initial	Subsequent	Land and	Buildings	Total
		Land	and	Acquisition	to Acquisition	Land	and	Carrying	Accumulated	Date of	Date
Property	Encumbrances	Improvements	Improvements	Costs	(Net of Disposals)	Improvements	Improvements	Value (A)	Depreciation (B)	Construction	Acquired
Rosebeach	—	8,414,478	17,449,593	25,864,072	483,267	8,414,478	17,932,861	26,347,339	1,341,572	1970	09/30/04
The Villas at San Dimas	13,069,635	8,180,619	16,735,364	24,915,983	451,401	8,180,619	17,186,765	25,367,384	1,209,848	1981	10/28/04
The Villas at Bonita	8,314,665	4,498,439	11,699,117	16,197,556	313,956	4,499,424	12,012,088	16,511,512	849,453	1981	10/28/04
Ocean Villa	9,912,557	5,134,982	12,788,885	17,923,867	429,140	5,134,982	13,218,025	18,353,007	917,962	1965	10/28/04
Waterstone at Murrieta	—	10,597,865	34,702,760	45,300,625	1,261,303	10,597,865	35,964,063	46,561,928	2,550,103	1990	11/02/04
Summit at Mission Bay	—	22,598,529	17,181,401	39,779,930	1,575,564	22,598,529	18,756,966	41,355,494	1,351,725	1953	11/01/04
Coronado South	—	58,784,785	50,066,757	108,851,542	650,232	58,784,785	50,716,989	109,501,774	2,331,741	1970	03/31/05
The Arboretum	22,768,196	29,562,468	14,283,292	43,845,760	2,161,614	29,563,965	16,443,410	46,007,374	1,159,104	1970	10/28/04
Rancho Vallecitos	—	3,302,967	10,877,286	14,180,253	1,916,363	3,498,434	12,598,183	16,096,616	5,230,480	1988	10/13/99
SOUTHERN CALIFORNIA	230,291,770	467,412,047	546,999,951	1,014,411,998	48,288,200	480,184,039	582,516,158	1,062,700,197	61,347,528

Foothills Tennis Village	15,851,700	3,617,507	14,542,028	18,159,535	3,899,508	3,806,188	18,252,855	22,059,043	4,394,898	1988	12/07/98
Woodlake Village	31,454,300	6,772,438	26,966,750	33,739,188	6,988,099	7,161,625	33,565,662	40,727,287	8,463,964	1979	12/07/98
2000 Post Street	—	9,860,627	44,577,506	54,438,133	1,321,886	10,037,339	45,722,680	55,760,019	8,857,791	1987	12/07/98
Birch Creek	7,561,729	4,365,315	16,695,509	21,060,824	3,542,166	4,709,287	19,893,704	24,602,990	5,036,201	1968	12/07/98
Highlands of Marin	—	5,995,838	24,868,350	30,864,188	1,592,849	6,150,835	26,306,203	32,457,037	5,918,324	1991	12/07/98
Marina Playa	12,486,738	6,224,383	23,916,283	30,140,666	4,317,585	6,518,063	27,940,188	34,458,251	7,199,190	1971	12/07/98
Crossroads	—	4,811,488	10,169,520	14,981,008	674,295	4,835,724	10,819,578	15,655,303	939,332	1986	07/28/04
River Terrace	—	22,161,247	40,547,515	62,708,762	80,209	22,161,397	40,627,574	62,788,971	1,012,097	2005	08/01/05
Lake Pines	—	14,031,365	30,813,108	44,844,472	48,568	14,031,365	30,861,675	44,893,040	161,719	1972	11/29/05
Bay Terrace	—	8,544,559	14,614,803	23,159,362	79,031	8,544,559	14,693,834	23,238,394	202,306	1962	10/07/05
NORTHERN CALIFORNIA	67,354,467	86,384,767	247,711,371	334,096,138	22,544,197	87,956,382	268,683,954	356,640,335	42,185,822

Arbor Terrace	12,862,690	1,453,342	11,994,972	13,448,314	1,349,701	1,565,777	13,232,237	14,798,015	3,988,470	1996	03/27/98
Aspen Creek	—	1,177,714	9,115,789	10,293,503	774,784	1,327,649	9,740,639	11,068,287	2,464,521	1996	12/07/98
Crowne Pointe	8,640,800	2,486,252	6,437,256	8,923,508	1,897,342	2,589,065	8,231,785	10,820,850	2,478,935	1987	12/07/98
Hilltop	6,540,100	2,173,969	7,407,628	9,581,597	1,446,523	2,348,366	8,679,754	11,028,120	2,263,836	1985	12/07/98
Beaumont	13,583,200	2,339,132	12,559,224	14,898,356	1,015,988	2,456,550	13,457,795	15,914,344	5,379,787	1996	06/14/00
Stonehaven	—	6,471,126	29,535,426	36,006,552	2,364,993	6,700,583	31,670,962	38,371,545	7,017,594	1989/90	05/28/02
The Hawthorne	26,825,490	6,473,970	30,500,720	36,974,690	114,787	6,475,086	30,614,391	37,089,477	830,468	2003	07/21/05
The Kennedy Building	—	6,178,440	22,317,620	28,496,060	70,798	6,180,746	22,386,111	28,566,858	184,435	2005	11/10/05
SEATTLE, WA	68,452,280	28,753,945	129,868,635	158,622,580	9,034,916	29,643,822	138,013,674	167,657,496	24,608,047

Boronda Manor	—	1,946,423	8,981,742	10,928,165	6,786,982	3,000,418	14,714,730	17,715,147	2,842,751	1979	12/07/98
Garden Court	—	888,038	4,187,950	5,075,988	3,469,128	1,369,130	7,175,986	8,545,116	1,399,511	1973	12/07/98
Cambridge Court	—	3,038,877	12,883,312	15,922,189	10,568,856	4,714,689	21,776,356	26,491,045	4,366,375	1974	12/07/98
Laurel Tree	—	1,303,902	5,115,356	6,419,258	4,374,304	1,994,152	8,799,410	10,793,562	1,753,520	1977	12/07/98
The Pointe at Harden Ranch	—	6,388,446	23,853,534	30,241,980	19,026,637	9,438,067	39,830,550	49,268,617	7,408,399	1986	12/07/98
The Pointe at Northridge	—	2,043,736	8,028,443	10,072,179	6,767,092	3,107,993	13,731,277	16,839,271	2,633,433	1979	12/07/98
The Pointe at Westlake	—	1,329,064	5,334,004	6,663,068	4,191,497	2,028,735	8,825,829	10,854,565	1,731,103	1975	12/07/98
MONTEREY PENINSULA, CA	—	16,938,486	68,384,341	85,322,827	55,184,496	25,653,185	114,854,138	140,507,323	22,135,091

Lancaster Commons	8,570,300	2,485,291	7,451,165	9,936,456	730,253	2,553,632	8,113,076	10,666,709	2,359,445	1992	12/07/98
Tualatin Heights	9,220,000	3,272,585	9,134,089	12,406,674	1,276,665	3,441,883	10,241,456	13,683,339	2,971,205	1989	12/07/98
Evergreen Park	—	3,878,138	9,973,051	13,851,189	1,745,562	4,061,970	11,534,781	15,596,751	3,345,800	1988	03/27/98
Andover Park	—	2,916,576	16,994,580	19,911,155	490,885	2,943,565	17,458,475	20,402,040	1,347,087	1989	09/30/04
Hunt Club	—	6,014,006	14,870,326	20,884,332	391,675	6,049,453	15,226,554	21,276,007	1,199,044	1985	09/30/04
PORTLAND, OR	17,790,300	18,566,596	58,423,211	76,989,807	4,635,039	19,050,504	62,574,342	81,624,846	11,222,580

TOTAL WESTERN REGION	383,888,817	618,055,841	1,051,387,508	1,669,443,349	139,686,848	642,487,932	1,166,642,265	1,809,130,197	161,499,068

SOUTHEASTERN REGION

Bay Cove	—	2,928,847	6,578,257	9,507,104	7,097,576	3,542,795	13,061,885	16,604,680	6,767,252	1972	12/16/92
Summit West	—	2,176,500	4,709,970	6,886,470	5,058,919	2,688,145	9,257,244	11,945,389	4,945,099	1972	12/16/92
Pinebrook	—	1,780,375	2,458,172	4,238,547	4,887,880	2,080,046	7,046,382	9,126,427	4,216,408	1977	09/28/93
Lakewood Place	9,855,656	1,395,051	10,647,377	12,042,428	3,605,908	1,765,018	13,883,318	15,648,336	5,575,384	1986	03/10/94
Hunters Ridge	10,312,031	2,461,548	10,942,434	13,403,982	3,770,741	3,133,653	14,041,071	17,174,723	5,655,441	1992	06/30/95
Bay Meadow	—	2,892,526	9,253,525	12,146,051	4,658,265	3,572,076	13,232,240	16,804,316	5,085,080	1985	12/09/96
Cambridge	—	1,790,804	7,166,329	8,957,133	2,436,260	2,179,335	9,214,058	11,393,393	3,447,886	1985	06/06/97
Laurel Oaks	—	1,361,553	6,541,980	7,903,533	2,538,839	1,640,637	8,801,735	10,442,372	3,133,963	1986	07/01/97
Island Walk	—	8,446,075	31,350,185	39,796,260	7,485,979	9,470,997	37,811,241	47,282,239	9,255,687	1991	12/07/98
Sugar Mill Creek	9,107,000	2,241,880	7,552,520	9,794,400	2,089,869	2,420,028	9,464,242	11,884,269	2,533,096	1988	12/07/98
Inlet Bay	—	7,701,679	23,149,670	30,851,349	3,904,987	7,823,325	26,933,011	34,756,336	4,294,661	1988/89	06/30/03
MacAlpine Place	32,474,234	10,869,386	36,857,512	47,726,898	645,703	10,875,525	37,497,076	48,372,601	2,546,194	2001	12/01/04
TAMPA, FL	61,748,921	46,046,224	157,207,931	203,254,155	48,180,926	51,191,578	200,243,502	251,435,081	57,456,151

UNITED DOMINION REALTY TRUST
SCHEDULE III — REAL ESTATE OWNED
FOR THE YEAR ENDED DECEMBER 31, 2005

					Cost of	Gross Amount at
		Initial Costs			Improvements	Which Carried at Close of Period
				Total	Capitalized
		Land and	Buildings	Initial	Subsequent	Land and	Buildings	Total
		Land	and	Acquisition	to Acquisition	Land	and	Carrying	Accumulated	Date of	Date
Property	Encumbrances	Improvements	Improvements	Costs	(Net of Disposals)	Improvements	Improvements	Value (A)	Depreciation (B)	Construction	Acquired
Fisherman’s Village	—	2,387,368	7,458,897	9,846,265	5,240,486	3,280,304	11,806,448	15,086,751	5,631,076	1984	12/29/95
Seabrook	—	1,845,853	4,155,275	6,001,128	4,451,370	2,342,339	8,110,159	10,452,498	4,283,055	1984	02/20/96
Dover Village	—	2,894,702	6,456,100	9,350,802	5,246,095	3,459,772	11,137,125	14,596,897	6,285,412	1981	03/31/93
Lakeside North	—	1,532,700	11,076,062	12,608,762	6,416,200	2,297,399	16,727,564	19,024,962	7,994,702	1984	04/14/94
Regatta Shore	—	757,008	6,607,367	7,364,375	8,127,967	1,573,700	13,918,642	15,492,342	6,786,596	1988	06/30/94
Alafaya Woods	8,950,593	1,653,000	9,042,256	10,695,256	4,374,945	2,235,052	12,835,150	15,070,201	5,481,688	1988/90	10/21/94
Vinyards	7,920,000	1,840,230	11,571,625	13,411,855	5,311,383	2,665,622	16,057,617	18,723,238	7,246,599	1984/86	10/31/94
Andover Place	12,925,000	3,692,187	7,756,919	11,449,106	4,455,590	4,622,276	11,282,419	15,904,696	5,624,941	1988	09/29/95 & 09/30/96
Los Altos	12,134,612	2,803,805	12,348,464	15,152,269	4,080,504	3,519,625	15,713,148	19,232,773	6,137,430	1990	10/31/96
Lotus Landing	—	2,184,723	8,638,664	10,823,387	3,602,105	2,442,815	11,982,676	14,425,492	3,828,172	1985	07/01/97
Seville On The Green	—	1,282,616	6,498,062	7,780,678	3,955,393	1,574,921	10,161,150	11,736,071	3,213,602	1986	10/21/97
Arbors at Lee Vista	13,394,266	3,975,679	16,920,454	20,896,133	3,910,511	4,473,618	20,333,026	24,806,644	6,106,608	1991	12/31/97
Heron Lake	—	1,446,553	9,287,878	10,734,431	3,455,489	1,633,813	12,556,107	14,189,920	3,552,080	1989	03/27/98
Ashton at Waterford	13,986,375	3,871,744	17,537,879	21,409,623	816,301	3,987,764	18,238,161	22,225,924	6,888,837	2000	05/28/98
ORLANDO, FL	69,310,846	32,168,168	135,355,902	167,524,070	63,444,340	40,109,020	190,859,390	230,968,410	79,060,796

Legacy Hill	—	1,147,660	5,867,567	7,015,227	4,665,564	1,487,672	10,193,118	11,680,791	4,619,571	1977	11/06/95
Hickory Run	—	1,468,727	11,583,786	13,052,513	3,161,700	1,892,764	14,321,449	16,214,213	5,563,167	1989	12/29/95
Carrington Hills	17,683,960	2,117,244	—	2,117,244	25,690,844	3,889,506	23,918,582	27,808,088	7,894,361	1999	12/06/95
Brookridge	—	707,508	5,461,251	6,168,759	2,104,418	945,770	7,327,407	8,273,177	2,976,007	1986	03/28/96
Club at Hickory Hollow	—	2,139,774	15,231,201	17,370,975	3,100,465	2,804,820	17,666,620	20,471,440	6,400,972	1987	02/21/97
Breckenridge	—	766,428	7,713,862	8,480,290	1,631,146	992,549	9,118,887	10,111,436	3,064,351	1986	03/27/97
Williamsburg	—	1,376,190	10,931,309	12,307,499	2,135,780	1,665,463	12,777,817	14,443,279	4,141,614	1986	05/20/98
Colonnade	11,292,100	1,459,754	16,014,857	17,474,611	1,185,285	1,686,284	16,973,612	18,659,896	4,473,308	1998	01/07/99
The Preserve at Brentwood	—	3,181,524	24,674,264	27,855,788	1,202,666	3,182,047	25,876,407	29,058,454	2,569,478	1998	06/01/04
NASHVILLE, TN	28,976,060	14,364,809	97,478,097	111,842,906	44,877,868	18,546,875	138,173,899	156,720,774	41,702,829

Greentree	—	1,634,330	11,226,990	12,861,320	6,290,517	2,469,872	16,681,965	19,151,837	7,617,668	1986	07/22/94
Westland	—	1,834,535	14,864,742	16,699,277	6,201,004	2,749,764	20,150,516	22,900,281	8,525,876	1990	05/09/96
Antlers	—	4,034,039	11,192,842	15,226,881	7,881,166	5,021,183	18,086,864	23,108,047	8,237,422	1985	05/28/96
St. John’s Plantation	—	4,288,214	33,320,388	37,608,602	508,541	4,288,214	33,828,929	38,117,143	1,029,640	1989	06/30/05
JACKSONVILLE, FL	—	11,791,118	70,604,962	82,396,080	20,881,228	14,529,034	88,748,274	103,277,308	25,410,605

Stanford Village	—	884,500	2,807,839	3,692,339	1,719,656	1,205,252	4,206,742	5,411,995	2,845,335	1985	09/26/89
Griffin Crossing	—	1,509,633	7,544,018	9,053,651	2,434,940	1,887,112	9,601,478	11,488,591	4,487,014	1987/89	06/08/94
Gwinnett Square	6,384,352	1,924,325	7,376,454	9,300,779	2,922,554	2,233,488	9,989,846	12,223,333	4,178,804	1985	03/29/95
Dunwoody Pointe	6,123,700	2,763,324	6,902,996	9,666,320	6,453,088	3,455,697	12,663,711	16,119,408	6,535,332	1980	10/24/95
Riverwood	6,050,000	2,985,599	11,087,903	14,073,502	5,271,345	3,508,441	15,836,406	19,344,847	7,322,929	1980	06/26/96
Waterford Place	—	1,579,478	10,302,679	11,882,157	1,645,626	1,716,769	11,811,014	13,527,783	3,241,264	1985	04/15/98
ATLANTA, GA	18,558,052	11,646,859	46,021,889	57,668,748	20,447,208	14,006,759	64,109,197	78,115,956	28,610,677

Gable Hill	—	824,847	5,307,194	6,132,041	2,056,722	1,201,961	6,986,802	8,188,763	4,003,897	1985	12/04/89
St. Andrews Commons	—	1,428,826	9,371,378	10,800,204	2,938,014	2,037,918	11,700,301	13,738,218	5,717,327	1986	05/20/93
Forestbrook	—	395,516	2,902,040	3,297,556	2,212,233	597,465	4,912,323	5,509,789	3,174,993	1974	07/01/93
Waterford	—	957,980	6,947,939	7,905,919	2,703,770	1,332,380	9,277,309	10,609,689	4,068,515	1985	07/01/94
Hampton Greene	—	1,363,046	10,118,453	11,481,499	2,318,609	2,026,860	11,773,248	13,800,108	5,155,351	1990	08/19/94
Rivergate	—	1,122,500	12,055,625	13,178,125	2,885,879	1,503,300	14,560,704	16,064,004	4,962,097	1989	08/15/96
COLUMBIA, SC	—	6,092,715	46,702,629	52,795,344	15,115,227	8,699,885	59,210,687	67,910,571	27,082,179

Mallards of Wedgewood	—	959,284	6,864,666	7,823,950	2,835,350	1,267,652	9,391,649	10,659,300	4,014,918	1985	07/27/95
Riverbridge	44,873,487	15,968,090	56,400,716	72,368,806	1,103,059	15,971,280	57,500,585	73,471,865	3,765,471	1999/2001	12/01/04
The Groves	—	789,953	4,767,055	5,557,008	3,008,510	1,508,555	7,056,962	8,565,518	3,163,467	1989	12/13/95
Mallards of Brandywine	—	765,949	5,407,683	6,173,632	1,826,871	996,812	7,003,692	8,000,503	2,675,747	1985	07/01/97
LakePointe	—	1,434,450	4,940,166	6,374,616	3,952,896	1,843,711	8,483,801	10,327,512	4,252,549	1984	09/24/93
Lakeside	—	3,373,265	4,583,677	7,956,942	2,076	3,373,265	4,585,754	7,959,018	7,584	1985	12/29/05
OTHER FLORIDA	44,873,487	23,290,991	82,963,963	106,254,954	12,728,762	24,961,274	94,022,442	118,983,716	17,879,736

Patriot Place	—	212,500	1,600,757	1,813,257	6,091,516	1,516,329	6,388,444	7,904,773	4,759,768	1974	10/23/85
The Trails at Mount Moriah	—	5,930,816	22,094,751	28,025,567	5,679,201	6,587,342	27,117,427	33,704,768	8,383,676	1990	01/09/98
OTHER SOUTHEASTERN	—	6,143,316	23,695,508	29,838,824	11,770,717	8,103,671	33,505,870	41,609,541	13,143,445

TOTAL SOUTHEASTERN REGION	223,467,366	151,544,200	660,030,881	811,575,081	237,446,276	180,148,096	868,873,262	1,049,021,358	290,346,419

SOUTHWESTERN REGION

UNITED DOMINION REALTY TRUST
SCHEDULE III — REAL ESTATE OWNED
FOR THE YEAR ENDED DECEMBER 31, 2005

					Cost of	Gross Amount at
		Initial Costs			Improvements	Which Carried at Close of Period
				Total	Capitalized
		Land and	Buildings	Initial	Subsequent	Land and	Buildings	Total
		Land	and	Acquisition	to Acquisition	Land	and	Carrying	Accumulated	Date of	Date
Property	Encumbrances	Improvements	Improvements	Costs	(Net of Disposals)	Improvements	Improvements	Value (A)	Depreciation (B)	Construction	Acquired
Woodtrail	—	1,543,000	5,457,000	7,000,000	3,216,199	1,786,784	8,429,414	10,216,199	3,873,883	1978	12/31/96
Green Oaks	—	5,313,920	19,626,181	24,940,101	5,804,076	6,136,571	24,607,606	30,744,177	8,513,754	1985	06/25/97
Sky Hawk	—	2,297,741	7,157,965	9,455,706	2,890,390	2,815,773	9,530,322	12,346,096	3,938,390	1984	05/08/97
South Grand at Pecan Grove	—	4,058,090	14,755,809	18,813,899	8,071,277	5,036,823	21,848,353	26,885,176	7,889,074	1985	09/26/97
Braesridge	12,361,700	3,048,212	10,961,749	14,009,961	3,391,006	3,589,476	13,811,491	17,400,967	4,880,233	1982	09/26/97
Skylar Pointe	—	3,604,483	11,592,432	15,196,915	5,661,263	3,828,771	17,029,408	20,858,178	6,823,784	1979	11/20/97
Stone Canyon	—	899,515	—	899,515	9,666,559	1,333,651	9,232,422	10,566,074	2,821,750	1998	12/17/97
Chelsea Park	5,737,800	1,991,478	5,787,626	7,779,104	2,777,460	2,487,334	8,069,230	10,556,564	3,046,647	1983	03/27/98
Country Club Place	5,005,200	498,632	6,520,172	7,018,804	1,689,454	720,952	7,987,306	8,708,258	2,639,222	1985	03/27/98
Arbor Ridge	—	1,688,948	6,684,229	8,373,177	1,032,378	2,128,817	7,276,738	9,405,555	2,736,015	1983	03/27/98
London Park	—	2,018,478	6,667,450	8,685,928	2,848,867	2,552,445	8,982,350	11,534,795	3,453,294	1983	03/27/98
Marymont	—	1,150,669	4,155,411	5,306,080	1,405,359	1,193,462	5,517,977	6,711,439	1,643,175	1983	03/27/98
Riviera Pines	—	1,413,851	6,453,847	7,867,698	1,946,742	1,502,364	8,312,076	9,814,440	2,220,737	1979	03/27/98
Towne Lake	—	1,333,958	5,308,884	6,642,842	2,287,407	1,737,352	7,192,897	8,930,249	2,700,965	1984	03/27/98
The Legend at Park 10	—	1,995,011	—	1,995,011	11,989,145	3,864,976	10,119,181	13,984,156	4,774,986	1998	05/19/98
The Bradford	16,498,944	1,151,180	40,829,514	41,980,694	2,765,258	6,623,188	38,122,765	44,745,952	5,238,174	1990/91	11/20/03
HOUSTON, TX	39,603,644	34,007,166	151,958,269	185,965,435	67,442,840	47,338,739	206,069,536	253,408,275	67,194,084

Autumnwood	—	2,412,180	8,687,820	11,100,000	2,373,588	2,809,344	10,664,244	13,473,588	3,944,912	1984	12/31/96
Cobblestone	—	2,925,372	10,527,738	13,453,110	4,382,497	3,347,912	14,487,695	17,835,607	5,522,986	1984	12/31/96
Summit Ridge	6,456,400	1,725,508	6,308,032	8,033,540	2,637,265	2,320,264	8,350,541	10,670,805	3,016,710	1983	03/27/98
Greenwood Creek	—	1,958,378	8,551,018	10,509,396	2,947,248	2,339,302	11,117,342	13,456,644	3,604,729	1984	03/27/98
Derby Park	8,818,600	3,121,153	11,764,974	14,886,127	2,805,619	3,811,885	13,879,861	17,691,746	5,050,391	1984	03/27/98
Aspen Court	3,099,900	776,587	4,944,947	5,721,534	1,669,751	1,168,152	6,223,133	7,391,285	2,152,258	1986	03/27/98
The Cliffs	—	3,483,876	18,657,051	22,140,927	2,135,771	3,840,227	20,436,471	24,276,698	5,377,326	1992	01/29/02
ARLINGTON, TX	18,374,900	16,403,054	69,441,580	85,844,634	18,951,740	19,637,086	85,159,287	104,796,374	28,669,312

Greensview	—	6,450,216	24,405,137	30,855,353	2,669,358	6,066,831	27,457,879	33,524,711	8,320,439	1987/2002	12/07/98
Mountain View	—	6,401,851	21,569,403	27,971,254	3,497,600	6,387,939	25,080,915	31,468,854	6,895,396	1973	12/07/98
The Reflections	—	6,305,326	27,201,579	33,506,905	1,641,491	6,534,151	28,614,245	35,148,396	6,710,791	1981/96	04/30/02
DENVER, CO	—	19,157,393	73,176,119	92,333,512	7,808,448	18,988,921	81,153,039	100,141,960	21,926,626

Vista Point	—	1,587,400	5,612,600	7,200,000	1,966,000	1,823,509	7,342,491	9,166,000	2,840,743	1986	12/31/96
Sierra Palms	14,945,588	4,638,950	17,361,050	22,000,000	1,108,221	4,822,937	18,285,284	23,108,221	5,792,797	1996	12/31/96
Finisterra	—	1,273,798	26,392,207	27,666,005	1,373,300	1,411,829	27,627,476	29,039,305	7,464,413	1997	03/27/98
Sierra Foothills	14,031,553	2,728,172	—	2,728,172	19,206,215	4,882,732	17,051,655	21,934,387	8,147,644	1998	02/18/98
Sierra Canyon	8,104,100	1,809,864	12,963,581	14,773,444	521,384	1,870,350	13,424,479	15,294,828	3,597,072	2001	12/28/01
PHOENIX, AZ	37,081,241	12,038,184	62,329,438	74,367,621	24,175,120	14,811,357	83,731,385	98,542,742	27,842,669

Summergate	—	1,171,300	3,928,700	5,100,000	1,307,129	1,432,497	4,974,632	6,407,129	1,969,003	1984	12/31/96
Highlands of Preston	—	2,151,056	8,167,630	10,318,686	2,836,789	2,557,570	10,597,904	13,155,475	3,576,398	1985	03/27/98
Meridian	23,970,724	6,012,806	29,094,168	35,106,974	1,660,017	6,440,129	30,326,862	36,766,991	8,429,794	2000/02	1/27/98 & 12/28/01
Lincoln Towne Square	28,000,000	7,541,141	31,484,858	39,025,999	852,083	7,546,164	32,331,918	39,878,082	3,741,085	1999	03/12/04
DALLAS, TX	51,970,724	16,876,303	72,675,356	89,551,659	6,656,017	17,976,360	78,231,316	96,207,676	17,716,280

Pecan Grove	—	1,406,750	5,293,250	6,700,000	1,378,860	1,487,178	6,591,682	8,078,860	2,016,109	1984	12/31/96
Anderson Mill	6,072,561	3,134,669	11,170,376	14,305,045	4,355,990	3,554,049	15,106,986	18,661,035	6,695,640	1984	03/27/97
Red Stone Ranch	—	1,896,723	17,525,536	19,422,259	548,484	5,393,898	14,576,845	19,970,743	5,840,232	2000	06/14/00
Barton Creek Landing	—	3,150,998	14,269,086	17,420,084	1,187,298	3,187,081	15,420,301	18,607,382	3,673,370	1986	03/28/02
Lakeline Villas	—	4,633,398	13,297,860	17,931,258	234,284	4,633,454	13,532,088	18,165,542	1,348,673	2002	07/15/04
AUSTIN, TX	6,072,561	14,222,538	61,556,108	75,778,646	7,704,916	18,255,660	65,227,902	83,483,562	19,574,024

Oak Park	18,278,466	3,966,129	22,227,701	26,193,830	1,702,837	5,701,753	22,194,914	27,896,667	8,800,874	1982/98	12/31/96
Catalina	—	1,543,321	5,631,679	7,175,000	1,606,557	1,760,097	7,021,461	8,781,557	2,513,996	1982	12/31/96
Wimbledon Court	—	1,809,183	10,930,306	12,739,489	3,156,365	2,923,748	12,972,106	15,895,854	4,456,626	1983	12/31/96
Oak Forest	23,395,160	5,630,740	23,293,922	28,924,662	11,882,036	6,602,836	34,203,862	40,806,698	13,047,020	1996/98	12/31/96
Oaks of Lewisville	11,884,206	3,726,795	13,563,181	17,289,976	5,368,205	4,618,214	18,039,968	22,658,181	7,240,586	1983	03/27/97
Parc Plaza	—	1,683,531	5,279,123	6,962,654	2,283,169	2,254,565	6,991,258	9,245,823	2,976,568	1986	10/30/97
Mandolin	—	4,222,640	27,909,437	32,132,077	4,584,407	6,401,642	30,314,842	36,716,484	7,582,342	2001	12/28/01
Inn at Los Patios	—	3,005,300	11,544,700	14,550,000	(1,490,425)	3,005,300	10,054,275	13,059,575	2,396,606	1990	08/15/98
Turtle Creek	—	1,913,177	7,086,823	9,000,000	2,090,290	2,283,999	8,806,291	11,090,290	3,130,326	1985	12/31/96
Shadow Lake	—	2,523,670	8,976,330	11,500,000	3,329,195	2,955,682	11,873,513	14,829,195	4,257,609	1984	12/31/96
OTHER SOUTHWESTERN	53,557,832	30,024,486	136,443,202	166,467,688	34,512,637	38,507,835	162,472,490	200,980,325	56,402,552

TOTAL SOUTHWESTERN REGION	206,660,902	142,729,124	627,580,073	770,309,196	167,251,717	175,515,959	762,044,955	937,560,914	239,325,547

UNITED DOMINION REALTY TRUST
SCHEDULE III — REAL ESTATE OWNED
FOR THE YEAR ENDED DECEMBER 31, 2005

					Cost of	Gross Amount at
		Initial Costs			Improvements	Which Carried at Close of Period
				Total	Capitalized
		Land and	Buildings	Initial	Subsequent	Land and	Buildings	Total
		Land	and	Acquisition	to Acquisition	Land	and	Carrying	Accumulated	Date of	Date
Property	Encumbrances	Improvements	Improvements	Costs	(Net of Disposals)	Improvements	Improvements	Value (A)	Depreciation (B)	Construction	Acquired
MIDWESTERN REGION

Sycamore Ridge	—	4,067,900	15,433,285	19,501,185	2,880,987	4,392,526	17,989,645	22,382,172	4,798,033	1997	07/02/98
Heritage Green	—	2,990,199	11,391,797	14,381,996	10,047,897	3,259,776	21,170,116	24,429,893	6,021,964	1998	07/02/98
Alexander Court	11,770,120	1,573,412	—	1,573,412	21,866,129	6,305,483	17,134,058	23,439,541	7,184,446	1999	07/02/98
Governour’s Square	27,507,483	7,512,513	28,695,050	36,207,563	6,643,191	8,080,536	34,770,218	42,850,754	9,487,577	1967	12/07/98
Hickory Creek	—	3,421,413	13,539,402	16,960,815	3,829,210	3,805,819	16,984,207	20,790,025	4,442,530	1988	12/07/98
Britton Woods	—	3,476,851	19,213,411	22,690,262	3,510,780	4,209,922	21,991,120	26,201,042	8,081,231	1991	04/20/01
COLUMBUS, OH	39,277,603	23,042,288	88,272,945	111,315,233	48,778,194	30,054,063	130,039,364	160,093,427	40,015,780

Washington Park	—	2,011,520	7,565,279	9,576,799	1,399,256	2,158,441	8,817,613	10,976,055	2,529,500	1998	12/07/98
Fountainhead	—	390,542	1,420,166	1,810,708	432,682	406,183	1,837,207	2,243,390	595,292	1966	12/07/98
Jamestown of Toledo	5,984,700	1,800,271	7,053,585	8,853,856	1,906,768	1,962,901	8,797,724	10,760,624	2,595,483	1965	12/07/98
OTHER MIDWESTERN	5,984,700	4,202,333	16,039,030	20,241,363	3,738,706	4,527,525	19,452,544	23,980,069	5,720,276

TOTAL MIDWESTERN REGION	45,262,303	27,244,621	104,311,975	131,556,596	52,516,900	34,581,588	149,491,908	184,073,496	45,736,056

TOTAL APARTMENTS	$1,087,209,931	$1,105,939,752	$3,355,794,361	$4,461,734,113	$894,528,594	$1,290,347,965	$4,065,914,742	$5,356,262,707	$1,121,524,197

REAL ESTATE HELD FOR DISPOSITION
Apartments
Montgomery Chase	$—	$6,802,519	$14,427,386	$21,229,905	$(18,339,918)	$7,469,801	$(4,579,814)	$2,889,986	$(9,727)	1983	01/04/05
Belcara at McCormick Ranch	—	1,999,645	5,655,296	7,654,941	2,682,310	2,199,482	8,137,770	10,337,252	30,874	1980	01/31/05
University Park	—	3,079,034	7,256,292	10,335,326	(2,860,918)	3,121,973	4,352,435	7,474,408	22,845	1980	02/11/05
The Gallery at Bayport	—	1,732,280	6,332,455	8,064,735	436,496	1,818,294	6,682,938	8,501,232	34,104	1991	07/21/05

Total Apartments	—	13,613,478	33,671,429	47,284,907	(18,082,030)	14,609,550	14,593,328	29,202,877	78,096

Land
Fossil Creek	—	3,932,115	—	3,932,115	91,483	3,683,156	340,442	4,023,598	—
Hanover Village	—	1,623,910	—	1,623,910	5	1,103,600	520,315	1,623,915	491,869

Total Held for Disposition	$—	$19,169,503	$33,671,429	$52,840,932	$(17,990,542)	$19,396,306	$15,454,084	$34,850,390	$569,964

REAL ESTATE UNDER DEVELOPMENT
Apartments
2000 Post III	$—	$1,755,643	$779,735	$2,535,378	$2,299,574	$1,755,643	$3,079,309	$4,834,952	$—
Verano at Town Square	25,325,194	13,557,235	3,645,406	17,202,641	38,450,206	17,272,015	38,380,832	55,652,847	140,437
Manadaly on the Lake	—	6,222,578	16,992,320	23,214,898	3,124,019	3,124,019	23,214,898	26,338,917	—
Ridgeview Phase I	—	2,341,936	—	2,341,936	240,024	1,789,978	791,982	2,581,960	—
Ridgeview Phase II	—	1,918,411	—	1,918,411	32,836	1,469,609	481,638	1,951,247	—
Ridgeview Townhomes	—	2,349,923	—	2,349,923	—	2,349,923	—	2,349,923	—
Lincoln Towne Square Phase II	—	2,951,277	—	2,951,277	55,510	2,939,593	67,193	3,006,787	—

Total Apartments	25,325,194	31,097,003	21,417,461	52,514,464	44,202,169	30,700,781	66,015,852	96,716,632	140,437

Land
Mountain View Phase II	—	220,000	—	220,000	—	220,000	—	220,000	—
Presidio	—	1,523,922	—	1,523,922	—	1,523,922	—	1,523,922	—
UDR/ Pacific Los Alisos, LP	—	17,297,661	—	17,297,661	—	17,297,661	—	17,297,661	—
Parkers Landing II	—	1,709,606	—	1,709,606	—	1,709,606	—	1,709,606	—

Total Land	—	20,751,189	—	20,751,189	—	20,751,189	—	20,751,189	—

Total Real Estate Under Development	$25,325,194	$51,848,192	$21,417,461	$73,265,653	$44,202,169	$51,451,970	$66,015,852	$117,467,822	$140,437

Commercial Held for Investment
The Calvert	$—	$34,128	$1,597,359	$1,631,486	$153	$326,899	$1,304,741	$1,631,639	$159,691	1962	11/26/03

Commercial Properties	—	34,128	1,597,359	1,631,486	153	326,899	1,304,741	1,631,639	159,691

Richmond Corporate	3,724,034	245,332	6,351,847	$6,597,179	(4,207,447)	277,225	1,934,307	2,211,532	1,434,792

Commercial & Corporate	$3,724,034	$279,460	$7,949,206	$8,228,665	$(4,207,294)	$604,124	$3,239,048	$3,843,171	$1,594,483

TOTAL REAL ESTATE OWNED	$1,116,259,159	$1,177,236,907	$3,418,832,457	$4,596,069,364	$916,532,926	$1,361,800,364	$4,150,623,726	$5,512,424,090	$1,123,829,081

(A)	The aggregate cost for federal income tax purposes was approximately $4.9 billion at December 31, 2005.

(B)	The depreciable life for all buildings is 35 years.

EXHIBIT INDEX
     The exhibits listed below are filed as part of this Report. References under the caption “Location” to exhibits or other filings indicate that the exhibit or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference. Management contracts and compensatory plans or arrangements filed as exhibits to this Report are identified by an asterisk. The Commission file number for our Exchange Act filings referenced below is 1-10524.

Exhibit	Description	Location
2.01	Agreement and Plan of Merger dated as of December 19, 1997, between the Company, ASR Investment Corporation and ASR Acquisition Sub, Inc.	Exhibit 2(a) to the Company’s Form S-4 Registration Statement (Registration No. 333-45305) filed with the Commission on January 30, 1998.

2.02	Agreement of Plan of Merger dated as of September 10, 1998, between the Company and American Apartment Communities II, Inc. including as exhibits thereto the proposed terms of the Series D Preferred Stock and the proposed form of Investment Agreement between the Company, United Dominion Realty, L.P., American Apartment Communities II, Inc., American Apartment Communities Operating Partnership, L.P., Schnitzer Investment Corp., AAC Management LLC and LF Strategic Realty Investors, L.P.	Exhibit 2(c) to the Company’s Form S-3 Registration Statement (Registration No. 333-64281) filed with the Commission on September 25, 1998.

2.03	Partnership Interest Purchase and Exchange Agreement dated as of September 10, 1998, between the Company, United Dominion Realty, L.P., American Apartment Communities Operating Partnership, L.P., AAC Management LLC, Schnitzer Investment Corp., Fox Point Ltd. and James D. Klingbeil including as an exhibit thereto the proposed form of the Third Amended and Restated Limited Partnership Agreement of United Dominion Realty, L.P.	Exhibit 2(d) to the Company’s Form S-3 Registration Statement (Registration No. 333-64281) filed with the Commission on September 25, 1998.

2.04	Articles of Merger between the Company and United Dominion Realty Trust, Inc., a Virginia corporation, filed with the State Department of Assessments and Taxation of the State of Maryland.	Exhibit 2.01 to the Company’s Current Report on Form 8-K dated and filed with the Commission on June 11, 2003.

2.05	Certificate of Correction to Articles of Merger between the Company and United Dominion Realty Trust, Inc., a Virginia corporation, filed with the State Department of Assessments and Taxation of the State of Maryland on March 21, 2005.	Exhibit 2.02 to the Company’s Current Report on Form 8-K dated March 17, 2005 and filed with the Commission on March 22, 2005.

Exhibit	Description	Location
2.06	Certificate of Correction to Articles of Merger between the Company and United Dominion Realty Trust, Inc., a Virginia corporation, filed with the State Department of Assessments and Taxation of the State of Maryland on July 27, 2005.	Exhibit 2.03 to the Company’s Current Report on Form 8-K dated July 27, 2005 and filed with the Commission on August 1, 2005.

2.07	Articles of Merger between the Company and United Dominion Realty Trust, Inc., a Virginia corporation, filed with the State Corporation Commission of the Commonwealth of Virginia.	Exhibit 2.02 to the Company’s Current Report on Form 8-K dated and filed with the Commission on June 11, 2003.

2.08	Agreement of Purchase and Sale dated as of August 13, 2004, by and between United Dominion Realty, L.P., a Delaware limited partnership, as Buyer, and Essex The Crest, L.P., a California limited partnership, Essex El Encanto Apartments, L.P., a California limited partnership, Essex Hunt Club Apartments, L.P., a California limited partnership, and the other signatories named as Sellers therein.	Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 28, 2004 and filed with the Commission on September 29, 2004.

2.09	First Amendment to Agreement of Purchase and Sale dated as of September 29, 2004, by and between United Dominion Realty, L.P., a Delaware limited partnership, as Buyer, and Essex The Crest, L.P., a California limited partnership, Essex El Encanto Apartments, L.P., a California limited partnership, Essex Hunt Club Apartments, L.P., a California limited partnership, and the other signatories named as Sellers therein.	Exhibit 2.2 to the Company’s Current Report on Form 8-K dated September 29, 2004 and filed with the Commission on October 5, 2004.

2.10	Second Amendment to Agreement of Purchase and Sale dated as of October 26, 2004, by and between United Dominion Realty, L.P., a Delaware limited partnership, as Buyer, and Essex The Crest, L.P., a California limited partnership, Essex El Encanto Apartments, L.P., a California limited partnership, Essex Hunt Club Apartments, L.P., a California limited partnership, and the other signatories named as Sellers therein.	Exhibit 2.3 to the Company’s Current Report on Form 8-K/A dated September 29, 2004 and filed with the Commission on November 1, 2004.

3.01	Articles of Restatement.	Exhibit 3.09 to the Company’s Current Report on Form 8-K dated July 27, 2005 and filed with the Commission on August 1, 2005.

3.02	Amended and Restated Bylaws (as amended through February 9, 2006).	Filed herewith.

Exhibit	Description	Location
4.01	Form of Common Stock Certificate.	Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A dated and filed with the Commission on November 7, 2005.

4.02	Form of Certificate for Shares of 8.60% Series B Cumulative Redeemable Preferred Stock.	Exhibit I(e) to the Company’s Form 8-A Registration Statement dated June 10, 1997 and filed with the Commission on June 11, 1997.

4.03	Form of Rights Certificate.	Exhibit 4(e) to the Company’s Registration Statement on Form 8-A dated and filed with the Commission on February 4, 1998.

4.04	First Amended and Restated Rights Agreement dated as of September 14, 1999, between the Company and the Rights Agent.	Exhibit 4(i)(d)(A) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

4.05	Note Purchase Agreement dated as of February 15, 1993, between the Company and CIGNA Property the Company and CIGNA Property and Casualty Insurance Company, Connecticut General Life Insurance Company, on behalf of one or more separate accounts, Insurance Company of North America, Principal Mutual Life Insurance Company and Aid Association for Lutherans.	Exhibit 6(c)(5) to the Company’s Form 8-A Registration Statement dated April 19, 1990.

4.06	Senior Indenture dated as of November 1, 1995.	Exhibit 4(ii)(h)(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

4.07	Supplemental Indenture dated as of June 11, 2003.	Exhibit 4.03 to the Company’s Current Report on Form 8-K dated June 17, 2004 and filed with the Commission on June 18, 2004.

4.08	Subordinated Indenture dated as of August 1, 1994.	Exhibit 4(i)(m) to the Company’s Form S-3 Registration Statement (Registration No. 33-64725) filed with the Commission on November 15, 1995.

4.09	Indenture dated December 19, 2005 between the Company and SunTrust Bank, as Trustee, relating to the Company’s 4.00% Convertible Senior Notes due 2035, including the form note.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 13, 2005 and filed with the Commission on December 19, 2005.

4.10	Form of Senior Debt Security.	Exhibit 4(i)(n) to the Company’s Form S-3 Registration Statement (Registration No. 33-64725) filed with the Commission on November 15, 1995.

Exhibit	Description	Location
4.11	Form of Subordinated Debt Security.	Exhibit 4(i)(o) to the Company’s Form S-3 Registration Statement (Registration No. 33-55159) filed with the Commission on August 19, 1994.

4.12	Form of Fixed Rate Medium-Term Note.	Exhibit 4.01 to the Company’s Current Report on Form 8-K dated June 17, 2004 and filed with the Commission on June 18, 2004.

4.13	Form of Floating Rate Medium-Term Note.	Exhibit 4.02 to the Company’s Current Report on Form 8-K dated June 17, 2004 and filed with the Commission on June 18, 2004.

4.14	6.50% Notes due 2009.	Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

4.15	4.50% Medium-Term Notes due March 2008.	Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

4.16	5.13% Medium-Term Note due January 2014.	Exhibit 4.2 to the Company’s Quarterly Report on
Form 10-Q for the quarter ended September 30, 2003, and Exhibits 4.1 and 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

4.17	4.25% Medium-Term Note due January 2009.	Exhibit 4.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.18	4.30% Medium-Term Note due July 2007.	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

4.19	3.90% Medium-Term Note due March 2010.	Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

4.20	5.00% Medium-Term Notes due January 2012.	Exhibit 4.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.21	4.30% Medium-Term Note due July 2007.	Exhibit 4.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.22	5.25% Medium-Term Note due January 2015, issued November 1, 2004.	Exhibit 4.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.23	5.25% Medium-Term Note due January 2015, issued February 14, 2005.	Exhibit 4.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.24	5.25% Medium-Term Note due January 2015, issued March 8, 2005.	Exhibit 4.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

4.25	5.25% Medium-Term Note due January 2015, issued May 3, 2005.	Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

Exhibit	Description	Location
4.26	5.25% Medium-Term Note due January 2016, issued September 7, 2005	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.27	Registration Rights Agreement dated June 12, 2003 between the Company and the holders of the Series E Cumulative Convertible Preferred Stock.	Exhibit 4.5 to the Company’s Form S-3 Registration Statement (Registration No. 333-106959) filed with the Commission on October 20, 2003.

4.28	Registration Rights Agreement dated June 12, 2003 by and among the Company and the Initial Holders of OP Units.	Exhibit 4.3 to the Company’s Form S-3 Registration Statement (Registration No. 333-116804) filed with the Commission on October 19, 2004.

10.01*	1985 Stock Option Plan, as amended.	Exhibit 10(iv) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.02*	1991 Stock Purchase and Loan Plan.	Exhibit 10(viii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

10.03	Subordination Agreement dated April 16, 1998, between the Company and United Dominion Realty, L.P.	Exhibit 10(vi)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

10.04	Servicing and Purchase Agreement dated as of June 24, 1999, including as an exhibit thereto the Note and Participation Agreement forms.	Exhibit 10(vii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10.05*	Form of Restricted Stock Awards.	Exhibit 99.6 to the Company’s Current Report on Form 8-K dated December 31, 2004 and filed with the Commission on January 11, 2005.

10.06	Description of United Dominion Realty Trust, Inc. Shareholder Value Plan.	Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.07*	Description of United Dominion Realty Trust, Inc. Executive Deferral Plan.	Exhibit 10(xi) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.8*	Retirement Agreement and Covenant Not to Compete between the Company and John P. McCann dated March 20, 2001.	Exhibit 10(xv) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

Exhibit	Description	Location
10.09*	Description of Series A Out-Performance Program.	Exhibit 10(xvii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.10*	Description of Amendment to Series A Out-Performance Program.	Exhibit 10.03 to the Company’s Current Report on Form 8-K dated May 3, 2005 and filed with the Commission on May 9, 2005.

10.11*	1999 Long-Term Incentive Plan (as amended and restated through July 22, 2004).	Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 31, 2004 and filed with the Commission on January 11, 2005.

10.12	Second Amended and Restated Agreement of Limited Partnership of Heritage Communities L.P.	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.13	First Amendment of Second Amended and Restated Agreement of Limited Partnership of Heritage Communities L.P.	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.14	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Heritage Communities L.P.	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.15	Credit Agreement dated as of November 14, 2000, between the Company and certain subsidiaries and a syndicate of banks represented by First Union National Bank.	Exhibit 4(ii)(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.16	Credit Agreement dated as of August 14, 2001, between the Company and certain subsidiaries and ARCS Commercial Mortgage Company, L.P., as Lender.	Exhibit 4(ii)(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.17	Credit Agreement dated as of December 12, 2001, between the Company and certain subsidiaries and ARCS Commercial Mortgage Company, L.P., as Lender.	Exhibit 4(ii)(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.18	Amended and Restated Credit Agreement dated May 25, 2005 between the Company and Wachovia Capital Markets,	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 25, 2005 and filed with the Commission on May 27, 2005.

Exhibit	Description	Location
LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, SunTrust Bank and Wells Fargo Bank, National Association, as Documentation Agents, Citicorp North America, Inc., KeyBank, N.A. and U.S. Bank National Association, as Managing Agents, and LaSalle Bank National Association, Mizuho Corporate Bank, Ltd., New York Branch and UFJ Bank Limited, New York Branch as Co-Agents, and each of the financial institutions initially signatory thereto and their assignees.

10.19*	Description of Series B Out-Performance Program.	Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.20*	Description of New Out-Performance Program.	Exhibit 10.01 to the Company’s Current Report on Form 8-K dated May 3, 2005 and filed with the Commission on May 9, 2005.

10.21*	Description of Series C Out-Performance Program.	Exhibit 10.02 to the Company’s Current Report on Form 8-K dated May 3, 2005 and filed with the Commission on May 9, 2005.

10.22*	Participation in the Series C Out-Performance Program.	Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.23	Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2004.	Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.24	First Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P.	Exhibit 10.06 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.25*	Employment Agreement of Richard A. Giannotti dated December 8, 1998.	Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.26*	Summary of 2006 Director Compensation.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 3, 2006 and filed with the Commission on January 6, 2006.

10.27*	Description of the Series D Out-Performance Program	Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 9, 2006 and filed with the Commission on February 15, 2006.

10.28*	Executive Compensation Summary.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 15, 2006 and filed with the Commission on February 21, 2006.

10.29*	Agreement between the Company and Thomas W. Toomey dated November 7, 2005, regarding corporate aircraft.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

Exhibit	Description	Location
12	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

21	Subsidiaries.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of the Chief Executive Officer.	Filed herewith.

32.2	Section 1350 Certification of the Chief Financial Officer.	Filed herewith.