Form 10-Q
period 2006-03-31
UNITED DOMINION REALTY TRUST INC
filed 2006-05-10
CIK 74208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of May 5, 2006 was 134,280,938.

UNITED DOMINION REALTY TRUST, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
UNITED DOMINION REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)
(Unaudited)

	March 31,	December 31,
	2006	2005

ASSETS
Real estate owned:
Real estate held for investment	$5,275,689	$5,215,688
Less: accumulated depreciation	(1,137,308)	(1,080,616)

	4,138,381	4,135,072
Real estate under development (net of accumulated depreciation of $619 and $140)	129,235	117,328
Real estate held for disposition (net of accumulated depreciation of $44,373 and $43,073)	123,038	136,195

Total real estate owned, net of accumulated depreciation	4,390,654	4,388,595
Cash and cash equivalents	36,336	15,543
Restricted cash	4,809	4,583
Deferred financing costs, net	30,436	31,036
Notes receivable	36,120	64,805
Other assets	31,019	33,938
Other assets — real estate held for disposition	1,468	3,093

Total assets	$4,530,842	$4,541,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured debt	$1,122,162	$1,116,259
Unsecured debt	2,092,003	2,043,518
Real estate taxes payable	21,208	24,433
Accrued interest payable	24,178	26,672
Security deposits and prepaid rent	25,331	25,535
Distributions payable	47,078	45,313
Accounts payable, accrued expenses, and other liabilities	32,752	55,147
Other liabilities — real estate held for disposition	6,681	13,173

Total liabilities	3,371,393	3,350,050
Minority interests	81,146	83,819
Stockholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized
5,416,009 shares 8.60% Series B Cumulative Redeemable issued and outstanding (5,416,009 in 2005)	135,400	135,400
2,803,812 shares 8.00% Series E Cumulative Convertible issued and outstanding (2,803,812 in 2005)	46,571	46,571
Common stock, $0.01 par value; 250,000,000 shares authorized
134,279,842 shares issued and outstanding (134,012,053 in 2005)	1,343	1,340
Additional paid-in capital	1,684,518	1,680,115
Distributions in excess of net income	(789,529)	(755,702)

Total stockholders’ equity	1,078,303	1,107,724

Total liabilities and stockholders’ equity	$4,530,842	$4,541,593

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2006	2005

REVENUES
Rental income	$176,810	$158,636
Non-property income:
Sale of technology investment	—	12,306
Other income	1,178	618

Total non-property income	1,178	12,924

Total revenues	177,988	171,560

EXPENSES
Rental expenses:
Real estate taxes and insurance	23,232	19,172
Personnel	17,306	15,969
Utilities	11,283	9,571
Repair and maintenance	10,300	9,835
Administrative and marketing	5,423	5,570
Property management	4,991	4,813
Other operating expenses	298	290
Real estate depreciation and amortization	57,397	48,566
Interest	44,094	38,572
General and administrative	6,764	7,000
Loss on early debt retirement	—	6,644
Other depreciation and amortization	704	652

Total expenses	181,792	166,654

(Loss)/income before minority interests and discontinued operations	(3,804)	4,906
Minority interests of outside partnerships	(16)	(58)
Minority interests of unitholders in operating partnerships	468	(59)

(Loss)/income before discontinued operations, net of minority interests	(3,352)	4,789
Income from discontinued operations, net of minority interests	15,359	10,152

Net income	12,007	14,941
Distributions to preferred stockholders — Series B	(2,911)	(2,911)
Distributions to preferred stockholders — Series E (Convertible)	(931)	(931)

Net income available to common stockholders	$8,165	$11,099

Earnings per weighted average common share — basic and diluted:
(Loss)/income from continuing operations available to common stockholders, net of minority interests	$(0.05)	$0.01
Income from discontinued operations, net of minority interests	$0.11	$0.07
Net income available to common stockholders	$0.06	$0.08
Common distributions declared per share	$0.3125	$0.3000
Weighted average number of common shares outstanding — basic	133,589	136,067
Weighted average number of common shares outstanding — diluted	133,589	137,073
See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)
(Unaudited)

	Three Months Ended
	March 31,

	2006	2005

Operating Activities
Net income	$12,007	$14,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,435	52,390
Net gains on the sale of land and depreciable property	(15,347)	(7,023)
Minority interests	549	749
Amortization of deferred financing costs and other	1,427	2,330
Amortization of deferred compensation	1,210	1,025
Changes in operating assets and liabilities:
Decrease/(increase) in operating assets	1,633	(2,715)
Decrease in operating liabilities	(28,697)	(11,327)

Net cash provided by operating activities	32,217	50,370
Investing Activities
Proceeds from sales of real estate investments, net	29,135	70,451
Repayment of note receivable	29,385	—
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	(18,556)	(121,587)
Development of real estate assets	(12,575)	(9,836)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(48,006)	(26,483)
Capital expenditures — non-real estate assets	(367)	(812)
Decrease in funds held in escrow from 1031 exchanges pending the acquisition of real estate	—	17,039

Net cash used in investing activities	(20,984)	(71,228)
Financing Activities
Scheduled principal payments on secured debt	(955)	(5,687)
Proceeds from the issuance of unsecured debt	—	105,152
Proceeds from the issuance of secured debt	6,858	—
Payments on secured debt	—	(108,952)
Payments on unsecured debt	(24,820)	—
Net proceeds from revolving bank debt	73,400	70,700
Payment of financing costs	(827)	(685)
Proceeds from the issuance of common stock	3,167	1,031
Distributions paid to minority interests	(3,192)	(3,082)
Distributions paid to preferred stockholders	(3,842)	(3,842)
Distributions paid to common stockholders	(40,229)	(40,020)

Net cash provided by financing activities	9,560	14,615
Net increase/(decrease) in cash and cash equivalents	20,793	(6,243)
Cash and cash equivalents, beginning of period	15,543	7,904

Cash and cash equivalents, end of period	$36,336	$1,661

Supplemental Information:
Interest paid during the period	$46,622	$39,787
Non-cash transactions:
Conversion of operating partnership minority interests to common stock (3,900 shares in 2006 and 84,380 shares in 2005)	29	1,317
Issuance of restricted stock awards	201	8,725
See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Preferred Stock		Common Stock			Distributions in
					Paid-in	Excess of
	Shares	Amount	Shares	Amount	Capital	Net Income	Total

Balance, December 31, 2005	8,219,821	$181,971	134,012,053	$1,340	$1,680,115	$(755,702)	$1,107,724

Comprehensive Income
Net income						12,007	12,007

Comprehensive income						12,007	12,007

Issuance of common and restricted shares and other			263,889	3	4,374	—	4,377
Adjustment for conversion of minority interests of unitholders in operating partnerships			3,900	—	29	—	29
Common stock distributions declared ($0.3125 per share)						(41,992)	(41,992)
Preferred stock distributions declared — Series B ($0.5375 per share)						(2,911)	(2,911)
Preferred stock distributions declared — Series E ($0.3322 per share)						(931)	(931)

Balance, March 31, 2006	8,219,821	$181,971	134,279,842	$1,343	$1,684,518	$(789,529)	$1,078,303

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

1.	CONSOLIDATION AND BASIS OF PRESENTATION
      United Dominion Realty Trust, Inc. is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages middle-market apartment communities nationwide. The accompanying consolidated financial statements include the accounts of United Dominion and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership”), and Heritage Communities L.P. (the “Heritage OP”) (collectively, “United Dominion”). As of March 31, 2006, there were 166,300,080 units in the Operating Partnership outstanding, of which 156,123,989 units or 94% were owned by United Dominion and 10,176,091 units or 6% were owned by limited partners (of which 1,764,662 are owned by the holders of the Series A OPPS, see Note 6). As of March 31, 2006, there were 5,542,200 units in the Heritage OP outstanding, of which 5,205,788 units or 94% were owned by United Dominion and 336,412 units or 6% were owned by limited partners. The consolidated financial statements of United Dominion include the minority interests of the unitholders in the Operating Partnership and the Heritage OP. All significant intercompany accounts and transactions have been eliminated in consolidation.
      The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and related notes appearing in United Dominion’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 7, 2006.
      In the opinion of management, the consolidated financial statements reflect all adjustments which are necessary for the fair presentation of financial position at March 31, 2006, and results of operations for the interim periods ended March 31, 2006 and 2005. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year.
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
      United Dominion adopted the fair-value-based method of accounting for share-based payments effective January 1, 2004 using the prospective method described in FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Prior to the adoption of Statement 123(R), United Dominion used the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and has continued to use this acceptable option valuation model upon the required adoption of Statement 123(R) on January 1, 2006. Because Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because United Dominion adopted Statement 123 using the modified prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under Statement 123 were recognized under Statement 123(R). The adoption of the provisions of Statement 123(R) did not have a material impact on our financial position, results of operations, or cash flows.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In June 2005, the FASB ratified its consensus in EITF Issue 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (Issue 04-05). The effective date for Issue 04-05 was June 29, 2005 for all new or modified partnerships and January 1, 2006 for our remaining partnerships for the applicable provisions. We adopted the provisions of Issue 04-05 on January 1, 2006. The adoption of the provisions of EITF 04-05 did not have a material impact on our financial position, results of operations, or cash flows.

2.	REAL ESTATE HELD FOR INVESTMENT
      At March 31, 2006, there are 247 communities with 72,267 apartment homes classified as real estate held for investment. The following table summarizes the components of real estate held for investment (dollars in thousands):

	March 31,	December 31,
	2006	2005

Land and land improvements	$1,264,145	$1,267,167
Buildings and improvements	3,736,140	3,689,015
Furniture, fixtures, and equipment	275,404	259,506

Real estate held for investment	5,275,689	5,215,688
Accumulated depreciation	(1,137,308)	(1,080,616)

Real estate held for investment, net	$4,138,381	$4,135,072

3.	INCOME FROM DISCONTINUED OPERATIONS
      FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144) requires, among other things, that the primary assets and liabilities and the results of operations of United Dominion’s real properties which have been sold subsequent to January 1, 2002, or are held for disposition subsequent to January 1, 2002, be classified as discontinued operations and segregated in United Dominion’s Consolidated Statements of Operations and Balance Sheets. Properties classified as real estate held for disposition generally represent properties that are actively marketed or contracted for sale which are expected to close within the next twelve months.
      For purposes of these financial statements, FAS 144 results in the presentation of the primary assets and liabilities and the net operating results of those properties sold or classified as held for disposition through March 31, 2006, as discontinued operations for all periods presented. The adoption of FAS 144 does not have an impact on net income available to common stockholders. FAS 144 only results in the reclassification of the operating results of all properties sold or classified as held for disposition through March 31, 2006, within the Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005, and the reclassification of the assets and liabilities within the Consolidated Balance Sheets for 2006 and 2005.
      For the three months ended March 31, 2006, United Dominion sold 181 condominiums from four communities with a total of 612 condominiums. We recognized after-tax gains for financial reporting purposes of $9.1 million on these sales. At March 31, 2006, United Dominion had nine communities with a total of 2,753 homes and a net book value of $101.2 million, four communities with a total of 612 condominiums and a net book value of $16.6 million, and two parcels of land with a net book value of $5.2 million included in real estate held for disposition. During 2005, United Dominion sold 22 communities with a total of 6,352 apartment homes, 240 condominiums from five communities with a total of 648 condominiums, and one parcel of land. In conjunction with the sale of ten communities in July 2005, we received short-term notes for $124.7 million that bear interest at 6.75% and had maturities ranging from

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 2005 to July 2006. As of March 31, 2006, the balance on the notes receivable was $30.4 million. We recognized gains for financial reporting purposes of $6.2 million during the three months ended March 31, 2006, and will recognize $0.2 million in additional gains in 2006 as the notes receivable mature and are paid. The results of operations for these properties and the interest expense associated with the secured debt on these properties are classified on the Consolidated Statements of Operations in the line item titled “Income from discontinued operations, net of minority interests.”
      United Dominion has elected Taxable REIT Subsidiary (“TRS”) status for certain of its corporate subsidiaries, primarily those engaged in condominium conversion and sale activities. United Dominion recognized a provision for income taxes of $4.8 million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively. These amounts were classified as reductions of the net gain on sale of depreciable property in the following summary of income from discontinued operations.
      The following is a summary of income from discontinued operations for the periods presented, (dollars in thousands):

	Three Months Ended
	March 31,

	2006	2005

Rental income	$4,704	$16,439
Non-property income	—	8

	4,704	16,447
Rental expenses	2,357	7,116
Real estate depreciation	1,326	3,153
Interest	—	577
Loss on early debt retirement	—	1,821
Other expenses	8	19

	3,691	12,686
Income before net gain on the sale of depreciable property and minority interests	1,013	3,761
Net gain on the sale of depreciable property	15,347	7,023

Income before minority interests	16,360	10,784
Minority interests on income from discontinued operations	(1,001)	(632)

Income from discontinued operations, net of minority interests	$15,359	$10,152

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	SECURED DEBT
      Secured debt on continuing and discontinued operations, which encumbers $1.9 billion or 35% of United Dominion’s real estate owned based upon book value ($3.7 billion or 65% of United Dominion’s real estate owned is unencumbered) consists of the following as of March 31, 2006 (dollars in thousands):

			Weighted	Weighted	Number of
	Principal Outstanding		Average	Average Years	Communities
			Interest Rate	to Maturity	Encumbered
	March 31,	December 31,
	2006	2005	2006	2006	2006

Fixed Rate Debt
Mortgage notes payable	$358,373	$359,281	5.34%	5.2	14
Tax-exempt secured notes payable	26,400	26,400	5.85%	18.9	3
Fannie Mae credit facilities	363,875	363,875	6.09%	5.1	9

Total fixed rate secured debt	748,648	749,556	5.72%	5.6	26
Variable Rate Debt
Mortgage notes payable	73,275	66,464	5.97%	4.5	4
Tax-exempt secured note payable	7,770	7,770	3.42%	22.3	1
Fannie Mae credit facilities	292,469	292,469	5.09%	6.7	47

Total variable rate secured debt	373,514	366,703	5.23%	6.6	52

Total secured debt	$1,122,162	$1,116,259	5.56%	5.9	78

      Approximate principal payments due during each of the next five calendar years and thereafter, as of March 31, 2006, are as follows (dollars in thousands):

	Fixed	Variable	Total
	Rate	Rate	Secured
Year	Maturities	Maturities	Maturities

2006	$31,217	$3,967	$35,184
2007	81,592	419	82,011
2008	9,254	31,474	40,728
2009	4,575	—	4,575
2010	237,147	—	237,147
Thereafter	384,863	337,654	722,517

	$748,648	$373,514	$1,122,162

      During the first quarter of 2005, we prepaid approximately $110 million of secured debt. In conjunction with these prepayments, we incurred prepayment penalties of $8.5 million in both continuing and discontinued operations as “Loss on early debt retirement.” These penalties were funded by the proceeds from the sale of our technology investment of $12.3 million.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	UNSECURED DEBT
      A summary of unsecured debt as of March 31, 2006 and December 31, 2005 is as follows (dollars in thousands):

	2006	2005

Commercial Banks
Borrowings outstanding under an unsecured credit facility due May 2008(a)	$284,200	$210,800
Senior Unsecured Notes — Other
7.95% Medium-Term Notes due July 2006	85,374	85,374
7.07% Medium-Term Notes due November 2006	25,000	25,000
7.25% Notes due January 2007	92,255	92,255
4.30% Medium-Term Notes due July 2007	75,000	75,000
4.50% Medium-Term Notes due March 2008	200,000	200,000
8.50% Monthly Income Notes due November 2008	29,081	29,081
4.25% Medium-Term Notes due January 2009	50,000	50,000
6.50% Notes due June 2009	200,000	200,000
3.90% Medium-Term Notes due March 2010	50,000	50,000
5.00% Medium-Term Notes due January 2012	100,000	100,000
5.13% Medium-Term Notes due January 2014	200,000	200,000
5.25% Medium-Term Notes due January 2015	250,000	250,000
5.25% Medium-Term Notes due January 2016	100,000	100,000
8.50% Debentures due September 2024	54,118	54,118
4.00% Convertible Senior Notes due December 2035	250,000	250,000
Other(b)	275	370

	1,761,103	1,761,198

Unsecured Notes — Other
Verano Construction Loan due February 2006	—	24,820
ABAG Tax-Exempt Bonds due August 2008	46,700	46,700

	46,700	71,520

Total Unsecured Debt	$2,092,003	$2,043,518

(a)	United Dominion has a three-year $500 million unsecured revolving credit facility. The credit facility matures on May 31, 2008, and at United Dominion’s option, can be extended for an additional year. United Dominion has the right to increase the credit facility to $750 million if the initial lenders increase their commitments or we receive commitments from additional lenders. Based on United Dominion’s current credit ratings, the credit facility carries an interest rate equal to LIBOR plus a spread of 57.5 basis points, which represents a 12.5 basis point reduction to the previous unsecured revolver, and the facility fee was reduced from 20 basis points to 15 basis points. Under a competitive bid feature and for so long as United Dominion maintains an Investment Grade Rating, United Dominion has the right to bid out 100% of the commitment amount.

(b)	Represents deferred gains from the termination of interest rate risk management agreements.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	EARNINGS PER SHARE
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
      The following table sets forth the computation of basic and diluted earnings per share for the periods presented, (dollars in thousands, except per share data):

	Three Months Ended
	March 31,

	2006	2005

Numerator for basic and diluted earnings per share —
Net income available to common stockholders	$8,165	$11,099

Denominator:
Denominator for basic earnings per share —
Weighted average common shares outstanding	134,216	136,913
Non-vested restricted stock awards	(627)	(846)

	133,589	136,067

Effect of dilutive securities:
Employee stock options and non-vested restricted stock awards	—	1,006

Denominator for diluted earnings per share	133,589	137,073

Basic earnings per share	$0.06	$0.08

Diluted earnings per share	$0.06	$0.08

      The effect of the conversion of the operating partnership units, Series A Out-Performance Partnership Shares, and convertible preferred stock is not dilutive and is therefore not included in the above calculations. If the operating partnership units were converted to common stock, the additional shares of common stock outstanding for the three months ended March 31, 2006 and 2005, would be 8,753,433 and 8,518,057 weighted average common shares, respectively. If the Series A Out-Performance Partnership Shares were converted to common stock, the additional shares of common stock outstanding for the three months ended March 31, 2006 and 2005, would be 1,764,662 and 1,791,329 weighted average common shares, respectively. If the convertible preferred stock were converted to common stock, the additional shares of common stock outstanding for the three months ended March 31, 2006 and 2005, would be 2,803,812 weighted average common shares.

7.	COMPREHENSIVE INCOME
      Total comprehensive income for the three months ended March 31, 2006 and 2005, was $12.0 million and $14.9 million, respectively. There is no difference between net income and total comprehensive income for the periods presented.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	COMMITMENTS AND CONTINGENCIES
Commitments
      United Dominion is committed to completing its real estate under development, which has an estimated cost to complete of $36.4 million at March 31, 2006.
Contingencies

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
      Based on the results through March 31, 2006, no Series C OPPSs would have been issued had the program terminated on that date. However, since the ultimate determination of Series C OPPSs to be issued will not occur until May 2008, and the number of Series C OPPSs is determinable only upon future events, the financial statements do not reflect any impact for these events.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series D Out-Performance Program
      In February 2006, the board of directors of United Dominion approved the Series D Out-Performance Program (the “Series D Program”), pursuant to which certain executive officers and other key employees of United Dominion (the “Series D Participants”) were given the opportunity to invest indirectly in United Dominion by purchasing interests in UDR Out-Performance IV, LLC, a Delaware limited liability company (the “Series D LLC”), the only asset of which is a special class of partnership units of United Dominion Realty, L.P. (“Series D Out-Performance Partnership Shares” or “Series D OPPSs”). The Series D Program is part of the New Out-Performance Program approved by United Dominion’s stockholders in May 2005. The Series D LLC has agreed to sell 830,000 membership units to members of United Dominion’s senior management at a price of $1.00 per unit. The aggregate purchase price of $830,000 for the Series D OPPSs, assuming 100% participation, is based upon the advice of an independent valuation expert. The Series D Program will measure the cumulative total return on our common stock over the 36-month period from January 1, 2006 to December 31, 2008.
      The Series D Program is designed to provide participants with the possibility of substantial returns on their investment if the total cumulative return on United Dominion’s common stock, as measured by the cumulative amount of dividends paid plus share price appreciation during the measurement period is at least the equivalent of a 36% total return, or 12% annualized (“Minimum Return”).
      At the conclusion of the measurement period, if United Dominion’s total cumulative return satisfies these criteria, the Series D LLC as holder of the Series D OPPSs will receive (for the indirect benefit of the Series D Participants as holders of interests in the Series D LLC) distributions and allocations of income and loss from the Operating Partnership equal to the distributions and allocations that would be received on the number of OP Units obtained by:

i. determining the amount by which the cumulative total return of United Dominion’s common stock over the measurement period exceeds the Minimum Return (such excess being the “Excess Return”);

ii. multiplying 2% of the Excess Return by United Dominion’s market capitalization (defined as the average number of shares outstanding over the 36-month period, including common stock, OP Units, and common stock equivalents) multiplied by the daily closing price of United Dominion’s common stock, up to a maximum of 1% of market capitalization; and

iii. dividing the number obtained in (ii) by the market value of one share of United Dominion’s common stock on the valuation date, computed as the volume-weighted average price per day of the common stock for the 20 trading days immediately preceding the valuation date.
      If, on the valuation date, the cumulative total return of United Dominion’s common stock does not meet the Minimum Return, then the Series D Participants will forfeit their entire initial investment.
      Based on the results through March 31, 2006, no Series D OPPSs would have been issued had the program terminated on that date. However, since the ultimate determination of Series D OPPSs to be issued will not occur until December 2008, and the number of Series D OPPSs is determinable only upon future events, the financial statements do not reflect any impact for these events.
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
      The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:

•	unfavorable changes in apartment market and economic conditions that could adversely affect occupancy levels and rental rates,

•	the failure of acquisitions to achieve anticipated results,

•	possible difficulty in selling apartment communities,

•	the timing and closing of planned dispositions under agreement,

•	competitive factors that may limit our ability to lease apartment homes or increase or maintain rents,

•	insufficient cash flow that could affect our debt financing and create refinancing risk,

•	failure to generate sufficient revenue, which could impair our debt service payments and distributions to stockholders,

•	development and construction risks that may impact our profitability,

•	potential damage from natural disasters, including hurricanes and other weather-related events, which could result in substantial costs,

•	risks from extraordinary losses for which we may not have insurance,

•	uninsured losses due to insurance deductibles, self-insurance retention, uninsured claims or casualties, or losses in excess of applicable coverage,

•	delays in completing developments and lease-ups on schedule,

•	our failure to succeed in new markets,

•	changing interest rates, which could increase interest costs and affect the market price of our securities,

•	potential liability for environmental contamination, which could result in substantial costs,

•	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year,

•	our internal control over financial reporting may not be considered effective which could result in a loss of investor confidence in our financial reports, and in turn have an adverse effect on our stock price, and

•	changes in real estate tax and other laws.
      A discussion of these and other factors affecting our business and prospects is set forth below in Part II, Item 1A. Risk Factors. We encourage investors to review these risks factors.

      Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this Report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Any forward-looking statement speaks only as of the date on which it is made. Except to fulfill our obligations under the federal securities laws, we undertake no obligation to update any such statement to reflect events or circumstances after the date on which it is made.
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
      At March 31, 2006, our portfolio included 260 communities with 75,223 apartment homes nationwide. The following table summarizes our market information by major geographic markets (includes real estate held for disposition, real estate under development, and land, but excludes commercial properties):

					Three Months Ended
	As of March 31, 2006				March 31, 2006

	Number of	Number of	Percentage of	Carrying	Average	Total Income
	Apartment	Apartment	Carrying	Value	Physical	per Occupied
	Communities	Homes	Value	(In thousands)	Occupancy	Home(a)

MID-ATLANTIC REGION
Metropolitan DC	8	2,471	4.6%	$253,346	96.6%	$1,179
Raleigh, NC	11	3,663	4.0%	221,357	93.2%	689
Baltimore, MD	10	2,118	3.1%	171,244	95.8%	1,029
Richmond, VA	9	2,636	2.9%	161,600	96.6%	854
Charlotte, NC	7	1,686	2.0%	112,373	93.9%	707
Wilmington, NC	6	1,868	1.8%	99,534	94.4%	743
Norfolk, VA	6	1,438	1.3%	70,665	95.5%	901
Other North Carolina	16	4,016	3.5%	193,115	93.5%	635
Other Mid-Atlantic	6	1,156	1.1%	61,905	94.5%	893
Other Virginia	3	820	0.9%	49,219	94.1%	988
WESTERN REGION
Southern California	26	7,018	19.2%	1,066,832	94.3%	1,328
Northern California	10	2,689	6.4%	357,616	95.3%	1,291
Seattle, WA	8	1,984	3.0%	167,902	95.2%	870
Monterey Peninsula, CA	7	1,568	2.5%	141,397	88.3%	934
Portland, OR	6	1,374	1.5%	84,098	94.5%	722
SOUTHEASTERN REGION
Tampa, FL	12	4,245	4.7%	264,260	92.8%	911
Orlando, FL	14	4,140	4.2%	235,803	95.0%	852
Nashville, TN	9	2,580	2.8%	157,891	95.0%	741
Jacksonville, FL	4	1,557	1.9%	105,014	93.9%	825
Atlanta, GA	6	1,426	1.4%	79,547	95.8%	685

					Three Months Ended
	As of March 31, 2006				March 31, 2006

	Number of	Number of	Percentage of	Carrying	Average	Total Income
	Apartment	Apartment	Carrying	Value	Physical	per Occupied
	Communities	Homes	Value	(In thousands)	Occupancy	Home(a)

Columbia, SC	6	1,584	1.2%	68,477	94.2%	655
Other Florida	6	1,737	2.1%	119,659	96.3%	934
Other Southeastern	2	798	0.8%	41,729	94.7%	541
SOUTHWESTERN REGION
Houston, TX	16	5,447	4.6%	257,159	95.2%	667
Dallas, TX	4	1,543	1.9%	106,422	95.9%	775
Phoenix, AZ	6	1,511	1.9%	106,198	87.6%	884
Arlington, TX	7	2,156	1.9%	106,075	96.0%	649
Denver, CO	3	1,484	1.8%	101,070	87.2%	692
Austin, TX	5	1,425	1.5%	84,227	95.8%	710
Other Southwestern	10	3,676	3.7%	203,412	94.7%	681
MIDWESTERN REGION
Columbus, OH	6	2,530	2.9%	161,019	94.4%	726
Other Midwestern	3	444	0.4%	24,142	92.1%	758
Real Estate Under Development	2	435	2.0%	108,846	—	—
Land	—	—	0.5%	25,147	—	—

Total	260	75,223	100.0%	$5,568,300	94.3%	$857

(a)	Total Income per Occupied Home represents total revenues per weighted average number of apartment homes occupied.
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
      During the remainder of 2006, we have approximately $35.2 million of secured debt and $110.5 million of unsecured debt maturing and we anticipate repaying that debt with proceeds from borrowings under our secured or unsecured credit facilities, the issuance of new unsecured debt securities or equity, or from disposition proceeds.
Critical Accounting Policies and Estimates
      Our critical accounting policies are those having the most impact on the reporting of our financial condition and results and those requiring significant judgments and estimates. These policies include those related to (1) capital expenditures, (2) impairment of long-lived assets, and (3) real estate investment properties. Our critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no significant changes in our critical accounting policies from those reported in our 2005 Annual Report on Form 10-K. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.
Statements of Cash Flow
      The following discussion explains the changes in net cash provided by operating activities and net cash used in investing and financing activities that are presented in our Consolidated Statements of Cash Flows.

Operating Activities
      For the three months ended March 31, 2006, our cash flow provided by operating activities was $32.2 million compared to $50.4 million for the same period in 2005. The decrease in cash flow from operating activities resulted primarily from a $13.0 million net decrease in operating assets/liabilities for the period, a decrease of $12.3 million in other income due to a 2005 sale of a technology investment, and a $4.9 million increase in interest expense, all of which was offset by an $8.5 million decrease in prepayment penalties and a $4.3 million increase in property operating income from our apartment community portfolio (see discussion under “Apartment Community Operations”).

Investing Activities
      For the three months ended March 31, 2006, net cash used in investing activities was $21.0 million compared to $71.2 million for the same period in 2005. Changes in the level of investing activities from period to period reflects our strategy as it relates to our acquisition, capital expenditure, development, and disposition programs, as well as the impact of the capital market environment on these activities, all of which are discussed in further detail below.

Acquisitions
      During the three months ended March 31, 2006, we acquired one apartment community with 160 apartment homes in Plano, Texas, that is adjacent to one of our existing communities. Our long-term strategic plan is to achieve greater operating efficiencies by investing in fewer, more concentrated markets.

As a result, we have been expanding our interests in the fast growing Southern California, Florida, and Metropolitan DC markets over the past three years. During 2006, we plan to continue to channel new investments into those markets that we believe will provide the best investment returns. Markets will be targeted based upon defined criteria including past performance, expected job growth, current and anticipated housing supply and demand, and the ability to attract and support household formation.

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
      During the first three months of 2006, we spent $48.0 million or $647 per home on capital expenditures for all of our communities, excluding development and commercial properties. These capital improvements included turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as HVAC equipment, roofs, siding, parking lots, and other non-revenue enhancing capital expenditures, which aggregated $4.7 million or $63 per home. In addition, revenue enhancing capital expenditures, kitchen and bath upgrades, and other extensive interior upgrades totaled $34.5 million or $466 per home and major renovations totaled $8.8 million or $118 per home for the three months ended March 31, 2006.
      The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development and commercial properties, for the periods presented:

	Three Months Ended March 31,			Three Months Ended March 31,
	(Dollars in thousands)			(Per home)

	2006	2005	% Change	2006	2005	% Change

Turnover capital expenditures	$2,991	$4,578	-34.7%	$40	$59	-32.2%
Other recurring capital expenditures	1,724	3,715	-53.6%	23	48	-52.1%

Total recurring capital expenditures	4,715	8,293	-43.1%	63	107	-41.1%
Revenue enhancing improvements	34,524	16,715	106.5%	466	215	116.7%
Major renovations	8,767	1,475	494.4%	118	19	521.1%

Total capital improvements	$48,006	$26,483	81.3%	$647	$341	89.7%

Repair and maintenance	10,624	11,096	-4.3%	143	143	0.0%

Total expenditures	$58,630	$37,579	56.0%	$790	$484	63.2%

      Total capital improvements increased $21.5 million or $306 per home for the three months ended March 31, 2006 compared to the same period in 2005. This increase was attributable to $8.8 million of major renovations at certain of our properties. These renovations may include the re-wiring and/or re-plumbing of an entire building as well as major structural changes and/or architectural revisions to existing buildings. The increase was also attributable to an additional $17.8 million being invested in revenue enhancing improvements compared to the same period in 2005. We will continue to selectively add revenue enhancing improvements which we believe will provide a return on investment substantially in excess of our cost of capital. Recurring capital expenditures during 2006 are currently expected to be approximately $530 per home.

Real Estate Under Development
      Development activity is focused in core markets in which we have strong operations in place. For the three months ended March 31, 2006, we invested approximately $12.6 million on development projects, an increase of $2.8 million from $9.8 million for the same period in 2005.
      The following projects were under development as of March 31, 2006:

	Number of	Completed	Cost to	Budgeted	Estimated	Expected
	Apartment	Apartment	Date	Cost	Cost	Completion
	Homes	Homes	(In thousands)	(In thousands)	Per Home	Date

Verano at Town Square
Rancho Cucamonga, CA	414	264	$62,217	$66,300	$160,100	2Q06
Mandalay on the Lake
Irving, TX	369	171	28,880	30,900	83,700	2Q06
2000 Post — Phase III
San Francisco, CA	24	—	6,481	9,000	375,000	3Q06
Ridgeview
Plano, TX	225	—	8,209	18,000	80,000	1Q07
Lincoln Towne Square — Phase II
Plano, TX	303	—	3,059	21,000	69,300	3Q07

	1,335	435	$108,846	$145,200	$108,800

      In addition, we own four parcels of land that we continue to hold for future development that had a carrying value at March 31, 2006 of $21.0 million

Disposition of Investments
      For the three months ended March 31, 2006, United Dominion sold 181 condominiums from four communities with a total of 612 condominiums for a gross consideration of $36.4 million. We recognized gains for financial reporting purposes of $9.1 million on these sales. Proceeds from the sales were used primarily to reduce debt.
      During 2006, we plan to continue to pursue our strategy of exiting markets where long-term growth prospects are limited and redeploying capital into markets that would enhance future growth rates and economies of scale. We intend to use the proceeds from 2006 dispositions to reduce debt, acquire communities, and fund development activity.

Financing Activities
      Net cash provided by financing activities during the three months ended March 31, 2006, was $9.6 million compared to $14.6 million for the same period in 2005. As part of the plan to improve our balance sheet, we utilized proceeds from dispositions to pay down existing debt and purchase new properties.
      The following is a summary of our financing activities for the three months ended March 31, 2006:

•	Repaid $1.0 million of secured debt and $24.8 million of unsecured debt.

•	Authorized a new 10 million share repurchase program in February 2006. This program replaces our previous 11 million share program under which we repurchased approximately 10 million shares.
Credit Facilities
      We have four secured revolving credit facilities with Fannie Mae with an aggregate commitment of $860 million. As of March 31, 2006, $656.3 million was outstanding under the Fannie Mae credit facilities leaving $203.7 million of unused capacity. The Fannie Mae credit facilities are for an initial term of ten years, bear interest at floating and fixed rates, and can be extended for an additional five years at our discretion. We have $363.9 million of the funded balance fixed at a weighted average interest rate of 6.1%. The remaining balance on these facilities currently bears interest at a weighted average variable rate of 5.1%.
      We have a $500 million unsecured revolving credit facility that matures in May 2008, and, at our option, can be extended an additional year. We have the right to increase the credit facility to $750 million under certain circumstances. Based on our current credit ratings, the credit facility bears interest at a rate equal to LIBOR plus 57.5 basis points. As of March 31, 2006, $284.2 million was outstanding under the credit facility leaving $215.8 million of unused capacity.
      The Fannie Mae credit facility and the bank revolving credit facility are subject to customary financial covenants and limitations.
      Information concerning short-term bank borrowings under our credit facility is summarized in the table that follows (dollars in thousands):

	Three Months Ended	Twelve Months Ended
	March 31, 2006	December 31, 2005

Total revolving credit facility	$500,000	$500,000
Borrowings outstanding at end of period	284,200	210,800
Weighted average daily borrowings during the period	263,659	315,487
Maximum daily borrowings during the period	313,300	440,200
Weighted average interest rate during the period	4.8%	3.6%
Weighted average interest rate at end of period	5.2%	4.7%
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
      The following table outlines our FFO calculation and reconciliation to generally accepted accounting principles for the three months ended March 31, (dollars and shares in thousands):

	Three Months Ended
	March 31,

	2006	2005

Net income	$12,007	$14,941
Adjustments:
Distributions to preferred stockholders	(3,842)	(3,842)
Real estate depreciation and amortization	57,397	48,566
Minority interests of unitholders in operating partnership	(468)	59
Real estate depreciation related to unconsolidated entities	—	62
Discontinued Operations:
Real estate depreciation	1,326	3,153
Minority interests of unitholders in operating partnership	1,001	632
Net gains on the sale of depreciable property	(15,347)	(7,023)
Net incremental gains on the sale of condominium homes	8,481	459

Funds from operations — basic	$60,555	$57,007

Distributions to preferred stockholders — Series E (Convertible)	931	931

Funds from operations — diluted	$61,486	$57,938

Weighted average number of common shares and OP Units outstanding — basic	142,342	144,586
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	147,801	150,187
      In the computation of diluted FFO, OP units, out-performance partnership shares, and the shares of Series E Cumulative Convertible Preferred Stock are dilutive; therefore, they are included in the diluted share count
      Net incremental gains on the sale of condominium homes is defined as net sales proceeds less a tax provision and the gross investment basis of the asset before accumulated depreciation. We consider FFO with gains/losses on the sale of condominium homes to be a meaningful supplemental measure of performance because the short-term use of funds produce a profit that differs from the traditional long-term investment in real estate for REITs.

      The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the three months ended March 31, (shares in thousands):

	Three Months Ended
	March 31,

	2006	2005

Weighted average number of common shares and OP units outstanding — basic	142,342	144,585
Weighted average number of OP units outstanding	(8,753)	(8,518)

Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	133,589	136,067

Weighted average number of common shares, OP units, and common stock equivalents outstanding — diluted	147,801	150,186
Weighted average number of OP units outstanding	(8,753)	(8,518)
Weighted average incremental shares from assumed conversion of stock options	(772)	—
Weighted average incremental shares from unvested restricted stock	(118)	—
Weighted average number of Series A OPPSs outstanding	(1,765)	(1,791)
Weighted average number of Series E preferred shares outstanding	(2,804)	(2,804)

Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	133,589	137,073

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
      A presentation of cash flow metrics based on generally accepted accounting principles for the three months ended March 31, (dollars in thousands):

	Three Months Ended
	March 31,

	2006	2005

Net cash provided by operating activities	$32,217	$50,370
Net cash used in investing activities	(20,984)	(71,228)
Net cash provided by financing activities	9,560	14,615
Results of Operations
      The following discussion includes the results of both continuing and discontinued operations for the periods presented.

Net Income Available to Common Stockholders
      Net income available to common stockholders was $8.2 million ($0.06 per diluted share) for the three months ended March 31, 2006, compared to $11.1 million ($0.08 per diluted share) for the same period in the prior year. The decrease for the three months ended March 31, 2006, when compared to the same period in 2005, resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	an $11.8 million decrease in non-property income, and

•	an $7.0 million increase in real estate depreciation and amortization expense, and

•	a $4.9 million increase in interest expense.
      These decreases in income were partially offset by a $8.3 million more in gains recognized from the sale of depreciable property, $8.5 million less in losses on early debt retirements, and a $4.3 million increase in apartment community operating results during the first quarter of 2006 when compared to the same period in 2005.

Apartment Community Operations
      Our net income is primarily generated from the operation of our apartment communities. The following table summarizes the operating performance of our total apartment portfolio for the three months ended March 31, (dollars in thousands):

	2006	2005	% Change

Property rental income	$181,335	$174,981	3.6%
Property operating expense*	(69,245)	(67,226)	3.0%

Property operating income	$112,090	$107,755	4.0%

Weighted average number of homes	75,115	78,006	-3.7%
Physical occupancy**	94.3%	94.1%	0.2%

*	Excludes depreciation, amortization, and property management expenses.

**	Based upon weighted average stabilized homes.
      The following table is our reconciliation of property operating income to net income as reflected on the Consolidated Statements of Operations for the three months ended March 31, (dollars in thousands):

	2006	2005

Property operating income	$112,090	$107,755
Commercial operating income	88	87
Non-property income	1,178	12,932
Real estate depreciation and amortization	(59,435)	(52,390)
Interest	(44,094)	(39,149)
General and administrative and property management	(11,755)	(11,813)
Other operating expenses	(863)	(290)
Loss on early debt retirement	—	(8,465)
Net gain on sale of depreciable property	15,347	7,023
Minority interests	(549)	(749)

Net income per the Consolidated Statements of Operations	$12,007	$14,941

Same Communities
      Our same communities (those communities acquired, developed, and stabilized prior to March 31, 2005, and held on March 31, 2006, which consisted of 66,306 apartment homes) provided 89% of our property operating income for the three months ended March 31, 2006.

      For the first quarter of 2006, same community property operating income increased 6.6% or $6.2 million compared to the same period in 2005. The increase in property operating income was primarily attributable to a 6.3% or $9.5 million increase in revenues from rental and other income that was offset by a 5.7% or $3.3 million increase in operating expenses. The increase in revenues from rental and other income was primarily driven by a 4.1% or $6.4 million increase in rental rates, a 26.1% or $1.0 million decrease in concession expense, an 8.8% or $0.8 million decrease in vacancy loss, and a 13.5% or $1.4 million increase in utility reimbursement income and fee income. Physical occupancy increased 0.6% to 94.8%.
      The increase in property operating expenses was primarily driven by a 14.7% or $1.3 million increase in utility costs, a 6.6% or $1.0 million increase in real estate taxes, and a 31.2% or $0.8 million increase in insurance costs.
      As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property operating income divided by property rental income) increased 0.2% to 62.1%.

Non-Mature Communities
      The remaining 11% of our property operating income during the first three months of 2006 was generated from communities that we classify as “non-mature communities” (primarily those communities acquired or developed in 2005 and 2006, sold properties (if any), and those properties classified as real estate held for disposition). The nine communities with 2,721 apartment homes that we acquired in 2005 and 2006 provided $5.9 million of property operating income. The nine communities with 2,753 apartment homes and four communities with 203 condominiums classified as real estate held for disposition provided $2.4 million of property operating income. Other non-mature communities provided $4.0 million of property operating income for the three months ended March 31, 2006.
Real Estate Depreciation and Amortization
      For the three months ended March 31, 2006, real estate depreciation and amortization on both continuing and discontinued operations increased 13.5% or $7.0 million, compared to the same period in 2005, primarily due to the significant increase in per home acquisition cost compared to the existing portfolio and other capital expenditures.
Interest Expense
      For the three months ended March 31, 2006, interest expense on both continuing and discontinued operations increased 12.6% or $4.9 million compared to the same period in 2005 primarily due to the issuance of debt and higher interest rates. For the three months ended March 31, 2006, the weighted average amount of debt outstanding increased 12.3% or $350.5 million compared to the same period in 2005 and the weighted average interest rate increased from 5.2% to 5.4% during 2006. The weighted average amount of debt outstanding during 2006 is higher than 2005 as acquisition costs in 2005 and in 2006 have been funded, in most part, by the issuance of debt. The increase in the weighted average interest rate during 2006 reflects short-term bank borrowings and variable rate debt that had higher interest rates when compared to the prior period.
General and Administrative
      For the three months ended March 31, 2006, general and administrative expenses decreased $0.2 million or 3.4% compared to the same period in 2005. This decrease was primarily due to an overall decrease in incentive compensation expense partially offset by growth in salaries, benefits and general expenses.
Gains on the Sales of Land and Depreciable Property
      For the three months ended March 31, 2006, we recognized after-tax gains for financial reporting purposes of $15.3 million compared to $7.0 million for the comparable period in 2005. Changes in the level of gains recognized from period to period reflect the changing level of our divestiture activity from period to period, as well as the extent of gains related to specific properties sold.
Inflation
      We believe that the direct effects of inflation on our operations have been immaterial. While inflation primarily impacts our results through wage pressures, utilities and materials costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for inflationary effects by increasing rents. Although extreme growth in energy prices could have a negative impact on our residents and their ability to absorb rent increases, this has not had a material impact on our results.
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
      See our Annual Report on Form 10-K for the year ended December 31, 2005 “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of March 31, 2006, our market risk has not changed materially from the amounts reported on our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.	CONTROLS AND PROCEDURES
      As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. In addition, our Chief Executive Officer and our Chief Financial Officer concluded that during the quarter ended March 31, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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

PART II — OTHER INFORMATION
Item 1A.     RISK FACTORS
      There are many factors that affect our business and our results of operations, some of which are beyond our control. The following is a description of important factors that may cause our actual results of operations in future periods to differ materially from those currently expected or discussed in forward-looking statements set forth in this Report relating to our financial results, operations and business prospects. Except as required by law, we undertake no obligation to update any such forward-looking statements to reflect events or circumstances after the date on which it is made.
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
      Some Potential Losses Are Not Covered by Insurance. We have a comprehensive insurance program covering our property and operating activities. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, certain types of extraordinary losses for which we may not have insurance. Accordingly, we may sustain uninsured losses due to insurance deductibles, self-insured retention, uninsured claims or casualties, or losses in excess of applicable coverage.
      We may not be able to renew insurance coverage in an adequate amount or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts and mold, or, if offered, these types of insurance may be prohibitively expensive. If an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Material losses in excess of insurance proceeds may occur in the future. If one or more of our significant properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Such events could adversely affect our cash flow and ability to make distributions to stockholders.

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
      Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of March 31, 2006, we had approximately $658 million of variable rate indebtedness outstanding, which constitutes approximately 20% of our total outstanding indebtedness as of such date. An increase in interest rates would increase our interest expenses to the extent our variable rate debt is not hedged effectively, and it would increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of our common and preferred stock and debt securities.
      Risk of Inflation/ Deflation. Substantial inflationary or deflationary pressures could have a negative effect on rental rates and property operating expenses.
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
      Changes in Market Conditions, and Volatility of Stock Prices Could Adversely Affect the Market Price of Our Common Stock. The stock markets, including the New York Stock Exchange, on which we list our common shares, have experienced significant price and volume fluctuations. As a result, the market price of our common stock could be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects.
      Property Ownership Through Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest. We have in the past and may in the future develop and acquire properties in joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. If we use such a structure, we could become engaged in a dispute with one or more of our joint venture partners that might affect our ability to operate a jointly-owned property. Moreover, joint venture partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, joint venture partners may have competing interests in our markets that could create conflicts of interest.
      Real Estate Tax and Other Laws. Generally we do not directly pass through costs resulting from compliance with or changes in real estate tax laws to residential property tenants. We also do not generally pass through increases in income, service or other taxes, to tenants under leases. These costs may adversely affect funds from operations and the ability to make distributions to stockholders. Similarly, compliance with or changes in (i) laws increasing the potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions or (ii) rent control or rent stabilization laws or other laws regulating housing, such as the Americans with Disabilities Act of 1990 and the Fair Housing Amendments Act of 1988, may result in significant unanticipated expenditures, which would adversely affect funds from operations and the ability to make distributions to stockholders.
      Any Weaknesses Identified in Our Internal Control Over Financial Reporting Could Have an Adverse Effect on Our Stock Price. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal report over financial reporting. If we identify one or more material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price.
      Maryland Law May Limit the Ability of a Third Party to Acquire Control of Us, Which May Not be in Our Stockholders’ Best Interests. Maryland business statutes may limit the ability of a third party to acquire control of us. As a Maryland corporation, we are subject to various Maryland laws which may have the effect of discouraging offers to acquire our company and of increasing the difficulty of consummating any such offers, even if our acquisition would be in our stockholders’ best interests. The Maryland General Corporation Law restricts mergers and other business combination transactions between us and any person who acquires beneficial ownership of shares of our stock representing 10% or more of the voting power without our board of directors’ prior approval. Any such business combination transaction could not be completed until five years after the person acquired such voting power, and generally only with the approval of stockholders representing 80% of all votes entitled to be cast and 66 2/3 % of the votes entitled to be cast, excluding the interested stockholder, or upon payment of a fair price. Maryland law also provides generally that a person who acquires shares of our equity stock that represents 10% (and certain higher levels) of the voting power in electing directors will have no voting rights unless approved by a vote of two-thirds of the shares eligible to vote.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
      On March 17, 2006, United Dominion sold a total of 516,622 shares of its Series F Preferred Stock, without par value, to certain accredited investors who hold OP units, which are limited partnership interests in United Dominion’s two operating partnerships, United Dominion Realty, L.P. and Heritage Communities, L.P. The shares of Series F Preferred Stock were sold at a purchase price of $0.0001 per share, for an aggregate purchase price of $51.66. Because the shares of Series F Preferred Stock were sold to accredited investors in transactions not involving a public offering, the transactions are exempt from registration under the Securities Act of 1933 in accordance with Section 4(2) of the Securities Act. Information regarding the offering and sale of the share of our Series F Preferred Stock is set forth in our Current Report on Form 8-K dated March 17, 2006 and filed with the Securities and Exchange Commission on March 22, 2006.

Repurchases of Equity Securities
      In February 2006, our Board of Directors authorized a new 10 million share repurchase program. This program replaces our previous 11 million share repurchase program (of which 1,180,737 shares were available for repurchase) and authorizes the repurchase of our common stock in open market purchases, block purchases, privately negotiated transactions, or otherwise. As reflected in the table below, no shares of common stock were repurchased under these programs during the quarter ended March 31, 2006.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of Publicly	May Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Per	Plans or	Under the Plans
Period	Purchased	Share	Programs	or Programs

Beginning Balance				1,180,737
January 1, 2006 through January 31, 2006	0	N/A	0	1,180,737
February 1, 2006 through February 28, 2006	0	N/A	0	10,000,000
March 1, 2006 through March 31, 2006	0	N/A	0	10,000,000

Balance as of March 31, 2006	0	N/A	0	10,000,000

Item 6.	EXHIBITS
      The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

United Dominion Realty Trust, Inc. (registrant)

Date: May 10, 2006	/s/ Christopher D. Genry Christopher D. Genry Executive Vice President — Corporate Strategy and Chief Financial Officer

Date: May 10, 2006	/s/ David L. Messenger David L. Messenger Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amendment No. 1 to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated February 9, 2006 and filed with the Commission on February 15, 2006, Commission File No. 1-10524)
3.2	Amended and Restated Bylaws (as amended through February 9, 2006)(incorporated by reference to Exhibit 3.02 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, Commission File No. 1-10524)
10.1	Summary of 2006 Director Compensation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 3, 2006 and filed with the Commission on January 6, 2006, Commission File No. 1-10524)
10.2	Executive Compensation Summary (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 15, 2006 and filed with the Commission on February 21, 2006, Commission File No. 1-10524)
10.3	Description of the Series D Out-Performance Program (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 9, 2006 and filed with the Commission on February 15, 2006, and Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 2, 2006 and filed with the Commission on May 8, 2006, Commission File No. 1-10524)
10.4	Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2004 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-10524)
10.5	First Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. (incorporated by reference to Exhibit 10.06 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, Commission File No. 1-10524)
10.6	Second Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P.
10.7	Description of the New Out-Performance Program (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K dated May 3, 2005 and filed with the Commission on May 9, 2005, Commission File No. 1-10524)
12	Computation of Ratio of Earnings to Fixed Charges
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer