Form 10-Q
period 2006-06-30
UNITED DOMINION REALTY TRUST INC
filed 2006-08-09
CIK 74208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of August 4, 2006 was 134,630,352.

UNITED DOMINION REALTY TRUST, INC.
FORM 10-Q
INDEX

PART I—FINANCIAL INFORMATION

Item 1.                        FINANCIAL STATEMENTS

UNITED DOMINION REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Real estate owned:
Real estate held for investment	$5,372,252	$5,047,128
Less: accumulated depreciation	(1,137,740)	(1,031,586)
	4,234,512	4,015,542
Real estate under development (net of accumulated depreciation of $1,329 and $140)	202,972	121,131
Real estate held for disposition (net of accumulated depreciation of $68,936 and $92,103)	170,452	251,922
Total real estate owned, net of accumulated depreciation	4,607,936	4,388,595
Cash and cash equivalents	6,290	15,543
Restricted cash	5,012	4,583
Deferred financing costs, net	30,721	31,036
Notes receivable	13,960	64,805
Other assets	48,420	33,764
Other assets—real estate held for disposition	6,493	3,267
Total assets	$4,718,832	$4,541,593
LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured debt	$1,167,748	$1,116,259
Unsecured debt	2,234,118	2,043,518
Real estate taxes payable	25,023	22,670
Accrued interest payable	27,665	26,672
Security deposits and prepaid rent	25,502	24,668
Distributions payable	47,167	45,313
Accounts payable, accrued expenses, and other liabilities	44,268	53,470
Other liabilities—real estate held for disposition	2,205	17,480
Total liabilities	3,573,696	3,350,050
Minority interests	79,806	83,819
Stockholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized
5,416,009 shares 8.60% Series B Cumulative Redeemable issued and outstanding (5,416,009 in 2005)	135,400	135,400
2,803,812 shares 8.00% Series E Cumulative Convertible issued and outstanding (2,803,812 in 2005)	46,571	46,571
Common stock, $0.01 par value; 250,000,000 shares authorized 134,569,843 shares issued and outstanding (134,012,053 in 2005)	1,346	1,340
Additional paid-in capital	1,685,367	1,680,115
Distributions in excess of net income	(803,354)	(755,702)
Total stockholders’ equity	1,065,330	1,107,724
Total liabilities and stockholders’ equity	$4,718,832	$4,541,593

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUES
Rental income	$174,257	$157,391	$344,814	$309,785
Non-property income:
Sale of technology investment	—	—	—	12,306
Other income	724	39	1,902	657
Total non-property income	724	39	1,902	12,963
Total revenues	174,981	157,430	346,716	322,748
EXPENSES
Rental expenses:
Real estate taxes and insurance	20,294	18,103	42,756	36,546
Personnel	17,477	15,867	33,994	31,073
Utilities	9,396	8,679	20,162	17,845
Repair and maintenance	9,707	9,719	19,542	19,152
Administrative and marketing	5,483	5,368	10,670	10,691
Property management	5,093	4,844	10,084	9,657
Other operating expenses	301	290	599	580
Real estate depreciation and amortization	58,017	48,430	113,719	95,511
Interest	46,093	38,834	90,195	77,406
General and administrative	6,837	4,909	13,601	11,908
Loss on early debt retirement	—	18	—	6,662
Other depreciation and amortization	732	659	1,426	1,303
Total expenses	179,430	155,720	356,748	318,334
(Loss)/income before minority interests and discontinued operations	(4,449)	1,710	(10,032)	4,414
Minority interests of outside partnerships	(38)	(54)	(54)	(112)
Minority interests of unitholders in operating partnerships	508	118	1,085	187
(Loss)/income before discontinued operations, net of minority interests	(3,979)	1,774	(9,001)	4,489
Income from discontinued operations, net of minority interests	36,163	50,667	53,194	62,894
Net income	32,184	52,441	44,193	67,383
Distributions to preferred stockholders—Series B	(2,911)	(2,911)	(5,822)	(5,822)
Distributions to preferred stockholders—Series E (Convertible)	(931)	(931)	(1,863)	(1,863)
Net income available to common stockholders	$28,342	$48,599	$36,508	$59,698
Earnings per weighted average common share—basic and diluted:
Loss from continuing operations available to common stockholders, net of minority interests	$(0.06)	$(0.01)	$(0.13)	$(0.02)
Income from discontinued operations, net of minority interests	$0.27	$0.37	$0.40	$0.46
Net income available to common stockholders	$0.21	$0.36	$0.27	$0.44
Common distributions declared per share	$0.3125	$0.3000	$0.6250	$0.6000
Weighted average number of common shares outstanding—basic	133,676	136,150	133,634	136,108
Weighted average number of common shares outstanding—diluted	133,676	136,150	133,634	136,108

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Operating Activities
Net income	$44,193	$67,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119,165	104,774
Net gains on the sale of land and depreciable property	(48,828)	(53,804)
Gain on the sale of technology investment	—	(12,306)
Minority interests	2,431	3,833
Amortization of deferred financing costs and other	2,877	4,689
Changes in operating assets and liabilities:
Increase in operating assets	(6,225)	(3,006)
Decrease in operating liabilities	(16,531)	(861)
Net cash provided by operating activities	97,082	110,702
Investing Activities
Proceeds from sales of real estate investments, net	131,993	170,620
Repayment of note receivable	51,845	—
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	(230,210)	(172,603)
Development of real estate assets	(20,911)	(22,687)
Capital expenditures and other major improvements—real estate assets, net of escrow reimbursement	(100,483)	(53,335)
Capital expenditures—non-real estate assets	(1,613)	(1,055)
Investment in joint venture	(24,591)	—
Proceeds from the sale of technology investment	—	12,306
Increase in funds due to overnight investment	—	(11,290)
Decrease in funds held in escrow from 1031 exchanges pending the acquisition of real estate	—	17,039
Net cash used in investing activities	(193,970)	(61,005)
Financing Activities
Scheduled principal payments on secured debt	(5,702)	(6,702)
Non-scheduled principal payments on secured debt	—	(125,221)
Payments on unsecured debt	(24,820)	(21,100)
Proceeds from the issuance of unsecured debt	125,000	161,802
Proceeds from the issuance of secured debt	9,327	—
Net proceeds from revolving bank debt	90,600	37,900
Payment of financing costs	(2,666)	(6,112)
Collateral substitution deposit	(11,142)	—
Proceeds from the issuance of common stock	3,223	3,010
Proceeds from the issuance of performance shares	317	—
Distributions paid to minority interests	(6,510)	(6,224)
Distributions paid to preferred stockholders	(7,685)	(7,685)
Distributions paid to common stockholders	(82,307)	(81,102)
Net cash provided by/(used in) financing activities	87,635	(51,434)
Net decrease in cash and cash equivalents	(9,253)	(1,737)
Cash and cash equivalents, beginning of period	15,543	7,904
Cash and cash equivalents, end of period	$6,290	$6,167
Supplemental Information:
Interest paid during the period	$90,332	$73,614
Non-cash transactions:
Conversion of operating partnership minority interests to common stock (26,525 shares in 2006 and 84,380 shares in 2005)	250	1,317
Issuance of restricted stock awards	2,772	8,381
Secured debt assumed with acquisition of a property	14,236	—
Non-cash transactions associated with joint venture:
Real estate asset acquired	62,059	—
Secured debt assumed	33,628	—
Operating liabilities assumed	3,840	—

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

						Distributions in
	Preferred Stock		Common Stock		Paid-in	Excess of
	Shares	Amount	Shares	Amount	Capital	Net Income	Total
Balance, December 31, 2005	8,219,821	$181,971	134,012,053	$1,340	$1,680,115	$(755,702)	$1,107,724
Comprehensive Income
Net income						44,193	44,193
Comprehensive income						44,193	44,193
Issuance of common and restricted shares and other			531,265	6	5,002	—	5,008
Adjustment for conversion of minority interests of unitholders in operating partnerships			26,525	—	250	—	250
Common stock distributions declared ($0.6250 per share)						(84,160)	(84,160)
Preferred stock distributions declared-Series B ($1.075 per share)						(5,822)	(5,822)
Preferred stock distributions declared-Series E ($0.6644 per share)						(1,863)	(1,863)
Balance, June 30, 2006	8,219,821	$181,971	134,569,843	$1,346	$1,685,367	$(803,354)	$1,065,330

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

1.   CONSOLIDATION AND BASIS OF PRESENTATION

United Dominion Realty Trust, Inc. is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities nationwide. The accompanying consolidated financial statements include the accounts of United Dominion and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership”), and Heritage Communities L.P. (the “Heritage OP”) (collectively, “United Dominion”). As of June 30, 2006, there were 166,281,241 units in the Operating Partnership outstanding, of which 156,139,206 units or 94% were owned by United Dominion and 10,142,035 units or 6% were owned by limited partners (of which 1,764,662 are owned by the holders of the Series A OPPS, see Note 6). As of June 30, 2006, there were 5,542,200 units in the Heritage OP outstanding, of which 5,212,993 units or 94% were owned by United Dominion and 329,207 units or 6% were owned by limited partners. The consolidated financial statements of United Dominion include the minority interests of the unitholders in the Operating Partnership and the Heritage OP. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and related notes appearing in United Dominion’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission as updated by the Current Report on Form 8-K filed May 17, 2006.

In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial position at June 30, 2006, and results of operations for the interim periods ended June 30, 2006 and 2005. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.   REAL ESTATE HELD FOR INVESTMENT

At June 30, 2006, there are 240 communities with 70,264 apartment homes classified as real estate held for investment. The following table summarizes the components of real estate held for investment (dollars in thousands):

	June 30, 2006	December 31, 2005
Land and land improvements	$1,299,136	$1,240,865
Buildings and improvements	3,795,370	3,557,480
Furniture, fixtures, and equipment	277,746	248,783
Real estate held for investment	5,372,252	5,047,128
Accumulated depreciation	(1,137,740)	(1,031,586)
Real estate held for investment, net	$4,234,512	$4,015,542

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

For purposes of these financial statements, FAS 144 results in the presentation of the primary assets and liabilities and the net operating results of those properties sold or classified as held for disposition through June 30, 2006, as discontinued operations for all periods presented. The adoption of FAS 144 does not have an impact on net income available to common stockholders. FAS 144 only results in the reclassification of the operating results of all properties sold or classified as held for disposition through June 30, 2006, within the Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005, and the reclassification of the assets and liabilities within the Consolidated Balance Sheets for 2006 and 2005.

For the six months ended June 30, 2006, United Dominion sold seven communities with a total of 1,903 apartment homes and 300 condominiums from four communities with a total of 612 condominiums. We recognized gains for financial reporting purposes of $48.8 million on these sales. At June 30, 2006, United Dominion had 14 communities with a total of 4,405 homes and a net book value of $162.9 million, three communities with a total of 84 condominiums and a net book value of $7.4 million, and one parcel of land with a net book value of $0.2 million included in real estate held for disposition. During 2005, United Dominion sold 22 communities with a total of 6,352 apartment homes, 240 condominiums from five communities with a total of 648 condominiums, and one parcel of land. In conjunction with the sale of ten communities in July 2005, we received short-term notes for $124.7 million that bear interest at 6.75% and had maturities ranging from September 2005 to July 2006. As of June 30, 2006, the balance on the notes receivable was $8.0 million. We recognized gains for financial reporting purposes of $10.6 million during the six months ended June 30, 2006. The results of operations for these properties and the interest expense associated with the secured debt on these properties are classified on the Consolidated Statements of Operations in the line item titled “Income from discontinued operations, net of minority interests.”

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

United Dominion has elected Taxable REIT Subsidiary (“TRS”) status for certain of its corporate subsidiaries, primarily those engaged in condominium conversion and sale activities. United Dominion recognized a provision for income taxes of $2.5 million and $1.0 million for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, United Dominion recognized a provision for income taxes of $7.2 million and $1.4 million, respectively. These amounts were classified as reductions of the net gain on sale of depreciable property in the accompanying consolidated statement of operations.

The following is a summary of income from discontinued operations for the periods presented, (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Rental income	$10,945	$18,803	$21,901	$41,484
Non-property income	5	—	5	8
	10,950	18,803	21,906	41,492

Rental expenses	4,949	8,231	10,078	17,892
Real estate depreciation	972	3,273	3,995	7,911
Interest	(11)	244	(20)	821
Loss on early debt retirement	—	—	—	1,821
Other expenses	6	21	25	49
	5,916	11,769	14,078	28,494
Income before net gain on the sale of depreciable property and minority interests	5,034	7,034	7,828	12,998
Net gain on the sale of depreciable property	33,482	46,781	48,828	53,804
Income before minority interests	38,516	53,815	56,656	66,802
Minority interests on income from discontinued operations	(2,353)	(3,148)	(3,462)	(3,908)
Income from discontinued operations, net of minority interests	$36,163	$50,667	$53,194	$62,894

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.   SECURED DEBT

Secured debt on continuing and discontinued operations, which encumbers $2.0 billion or 34% of United Dominion’s real estate owned based upon book value ($3.8 billion or 66% of United Dominion’s real estate owned is unencumbered) consists of the following as of June 30, 2006 (dollars in thousands):

			Weighted	Weighted	Number of
	Principal Outstanding		Average	Average Years	Communities
	June 30,	December 31,	Interest Rate	to Maturity	Encumbered
	2006	2005	2006	2006	2006
Fixed Rate Debt
Mortgage notes payable	$371,654	$359,281	5.31%	4.8	15
Tax-exempt secured notes payable	26,285	26,400	5.85%	18.7	3
Fannie Mae credit facilities	363,875	363,875	6.09%	4.8	9
Total fixed rate secured debt	761,814	749,556	5.70%	5.3	27
Variable Rate Debt
Mortgage notes payable	105,695	66,464	6.94%	3.1	4
Tax-exempt secured note payable	7,770	7,770	3.92%	22.0	1
Fannie Mae credit facilities	292,469	292,469	5.60%	6.4	47
Total variable rate secured debt	405,934	366,703	5.92%	5.9	52
Total secured debt	$1,167,748	$1,116,259	5.77%	5.5	79

Approximate principal payments due during each of the next five calendar years and thereafter, as of June 30, 2006, are as follows (dollars in thousands):

Year	Fixed Rate Maturities	Variable Rate Maturities	Total Secured Maturities
2006	$30,284	$33,743	$64,027
2007	81,591	247	81,838
2008	9,252	34,290	43,542
2009	4,574	—	4,574
2010	251,328	—	251,328
Thereafter	384,785	337,654	722,439
	$761,814	$405,934	$1,167,748

During the first quarter of 2005, United Dominion prepaid approximately $110 million of secured debt. In conjunction with these prepayments, we incurred prepayment penalties of $8.5 million in both continuing and discontinued operations as “Loss on early debt retirement.” These penalties were funded by the proceeds from the sale of our technology investment of $12.3 million.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.   UNSECURED DEBT

A summary of unsecured debt as of June 30, 2006 and December 31, 2005 is as follows (dollars in thousands):

	2006	2005
Commercial Banks
Borrowings outstanding under an unsecured credit facility due May 2008(a)	$301,400	$210,800
Senior Unsecured Notes—Other
7.95% Medium-Term Notes due July 2006	85,374	85,374
7.07% Medium-Term Notes due November 2006	25,000	25,000
7.25% Notes due January 2007	92,255	92,255
4.30% Medium-Term Notes due July 2007	75,000	75,000
4.50% Medium-Term Notes due March 2008	200,000	200,000
8.50% Monthly Income Notes due November 2008	29,081	29,081
4.25% Medium-Term Notes due January 2009	50,000	50,000
6.50% Notes due June 2009	200,000	200,000
3.90% Medium-Term Notes due March 2010	50,000	50,000
5.00% Medium-Term Notes due January 2012	100,000	100,000
6.05% Medium-Term Notes due June 2013(b)	125,000	—
5.13% Medium-Term Notes due January 2014	200,000	200,000
5.25% Medium-Term Notes due January 2015	250,000	250,000
5.25% Medium-Term Notes due January 2016	100,000	100,000
8.50% Debentures due September 2024	54,118	54,118
4.00% Convertible Senior Notes due December 2035	250,000	250,000
Other(c)	190	370
	1,886,018	1,761,198
Unsecured Notes—Other
Verano Construction Loan due February 2006	—	24,820
ABAG Tax-Exempt Bonds due August 2008	46,700	46,700
	46,700	71,520
Total Unsecured Debt	$2,234,118	$2,043,518

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

       (b) In June 2006, United Dominion issued $125 million of 6.05% medium-term notes. Interest is payable semiannually on June 1 and December 1, with the first interest payment due December 1, 2006. The notes mature on June 1, 2013.

        (c) Represents deferred gains from the termination of interest rate risk management agreements.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table sets forth the computation of basic and diluted earnings per share for the periods presented, (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator for basic and diluted earnings per share—
Net income available to common stockholders	$28,342	$48,599	$36,508	$59,698
Denominator:
Denominator for basic earnings per share—
Weighted average common shares outstanding	134,443	136,971	134,330	136,942
Non-vested restricted stock awards	(767)	(821)	(696)	(834)
Denominator for basic and diluted earnings per share	133,676	136,150	133,634	136,108
Basic and diluted earnings per share	$0.21	$0.36	$0.27	$0.44

The effect of the conversion of the operating partnership units, Series A Out-Performance Partnership Shares, and convertible preferred stock is not dilutive and is therefore not included in the above calculations. If the operating partnership units were converted to common stock, the additional shares of common stock outstanding for the three and six months ended June 30, 2006 would be 8,742,297 and 8,747,834 weighted average common shares, and 8,507,349 and 8,512,674 weighted average common shares for the three and six months ended June 30, 2005. If the Series A Out-Performance Partnership Shares were converted to common stock, the additional shares of common stock outstanding for the three and six months ended June 30, 2006 and 2005 would be 1,764,662 and 1,791,329 weighted average common shares. If the convertible preferred stock were converted to common stock, the additional shares of common stock outstanding for the three and six months ended June 30, 2006 and 2005 would be 2,803,812 weighted average common shares.

7.   COMPREHENSIVE INCOME

Total comprehensive income for the three and six months ended June 30, 2006 and 2005, was $32.2 million and $44.2 million for 2006 and $52.4 million and $67.4 million for 2005, respectively. There is no difference between net income and total comprehensive income for the periods presented.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.   COMMITMENTS AND CONTINGENCIES

Commitments

United Dominion is committed to completing its real estate under development, which has an estimated cost to complete of $37.9 million at June 30, 2006.

United Dominion has entered into two contracts to purchase apartment communities upon their development completion. Provided that the developer meets certain conditions, United Dominion will purchase these communities for $73.7 million.

Contingencies

Series C Out-Performance Program

In May 2005, the stockholders of United Dominion approved the Series C Out-Performance Program (the “Series C Program”) pursuant to which certain executive officers and other key employees of United Dominion (the “Series C Participants”) were given the opportunity to invest indirectly in United Dominion by purchasing interests in UDR Out-Performance III, LLC, a Delaware limited liability company (the “Series C LLC”), the only asset of which is a special class of partnership units of the Operating Partnership (“Series C Out-Performance Partnership Shares” or “Series C OPPSs”). The purchase price for the Series C OPPSs was determined by the Compensation Committee of United Dominion’s board of directors to be $750,000, assuming 100% participation, and was based upon the advice of an independent valuation expert. United Dominion’s performance for the Series C Program will be measured over the 36-month period from June 1, 2005 to May 30, 2008.

The Series C Program is designed to provide participants with the possibility of substantial returns on their investment if the cumulative total return on United Dominion’s common stock, as measured by the cumulative amount of dividends paid plus share price appreciation during the measurement period is at least the equivalent of a 36% total return, or 12% annualized (“Minimum Return”).

At the conclusion of the measurement period, if United Dominion’s cumulative total return satisfies these criteria, the Series C LLC as holder of the Series C OPPSs will receive (for the indirect benefit of the Series C Participants as holders of interests in the Series C LLC) distributions and allocations of income and loss from the Operating Partnership equal to the distributions and allocations that would be received on the number of OP Units obtained by:

i.       determining the amount by which the cumulative total return of United Dominion’s common stock over the measurement period exceeds the Minimum Return (such excess being the “Excess Return”);

ii.     multiplying 2% of the Excess Return by United Dominion’s market capitalization (defined as the average number of shares outstanding over the 36-month period, including common stock, OP Units, and common stock equivalents); and

iii.    dividing the number obtained in (ii) by the market value of one share of United Dominion’s common stock on the valuation date, determined by the volume-weighted average price per day of common stock for the 20 trading days immediately preceding the valuation date.

For the Series C OPPSs, the number determined pursuant to (ii) above is capped at 1% of market capitalization.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If, on the valuation date, the cumulative total return of United Dominion’s common stock does not meet the Minimum Return, then the Series C Participants will forfeit their entire initial investment.

Based on the results through June 30, 2006, the Series C LLC would not be entitled to receive distributions or allocations of income had the program terminated on that date. However, since the ultimate determination of Series C OPPSs to be issued will not occur until May 2008, and the number of Series C OPPSs is determinable only upon future events, the financial statements do not reflect any impact for these events.

Series D Out-Performance Program

In February 2006, the board of directors of United Dominion approved the Series D Out-Performance Program (the “Series D Program”), pursuant to which certain executive officers and other key employees of United Dominion (the “Series D Participants”) were given the opportunity to invest indirectly in United Dominion by purchasing interests in UDR Out-Performance IV, LLC, a Delaware limited liability company (the “Series D LLC”), the only asset of which is a special class of partnership units of the Operating Partnership (“Series D Out-Performance Partnership Shares” or “Series D OPPSs”). The Series D Program is part of the New Out-Performance Program approved by United Dominion’s stockholders in May 2005. The Series D LLC has agreed to sell 830,000 membership units to members of United Dominion’s senior management at a price of $1.00 per unit. The aggregate purchase price of $830,000 for the Series D OPPSs, assuming 100% participation, is based upon the advice of an independent valuation expert. United Dominion’s performance for the Series D Program will be measured over the 36-month period from January 1, 2006 to December 31, 2008.

The Series D Program is designed to provide participants with the possibility of substantial returns on their investment if the cumulative total return on United Dominion’s common stock, as measured by the cumulative amount of dividends paid plus share price appreciation during the measurement period is at least the equivalent of a 36% total return, or 12% annualized (“Minimum Return”).

At the conclusion of the measurement period, if United Dominion’s cumulative total return satisfies these criteria, the Series D LLC as holder of the Series D OPPSs will receive (for the indirect benefit of the Series D Participants as holders of interests in the Series D LLC) distributions and allocations of income and loss from the Operating Partnership equal to the distributions and allocations that would be received on the number of OP Units obtained by:

i.       determining the amount by which the cumulative total return of United Dominion’s common stock over the measurement period exceeds the Minimum Return (such excess being the “Excess Return”);

ii.     multiplying 2% of the Excess Return by United Dominion’s market capitalization (defined as the average number of shares outstanding over the 36-month period, including common stock, OP Units, and common stock equivalents); and

iii.    dividing the number obtained in (ii) by the market value of one share of United Dominion’s common stock on the valuation date, computed as the volume-weighted average price per day of the common stock for the 20 trading days immediately preceding the valuation date.

For the Series D OPPSs, the number determined pursuant to clause (ii) above is capped at 1% of market capitalization.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If, on the valuation date, the cumulative total return of United Dominion’s common stock does not meet the Minimum Return, then the Series D Participants will forfeit their entire initial investment.

Based on the results through June 30, 2006, the Series D LLC would not be entitled to receive distributions or allocations of income had the program terminated on that date. However, since the ultimate determination of Series D OPPSs to be issued will not occur until December 2008, and the number of Series D OPPSs is determinable only upon future events, the financial statements do not reflect any impact for these events.

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

•       possible difficulty in selling apartment communities,

•       the timing and closing of planned dispositions under agreement,

•       competitive factors that may limit our ability to lease apartment homes or increase or maintain rents,

•       insufficient cash flow that could affect our debt financing and create refinancing risk,

•       failure to generate sufficient revenue, which could impair our debt service payments and reduce distributions to stockholders,

•       development and construction risks that may impact our profitability,

•       potential damage from natural disasters, including hurricanes and other weather-related events, which could result in substantial costs to us,

•       risks from extraordinary losses for which we may not have insurance or adequate reserves,

•       uninsured losses due to insurance deductibles, self-insurance retention, uninsured claims or casualties, or losses in excess of applicable coverage,

•       delays in completing developments and lease-ups on schedule,

•       our failure to succeed in new markets,

•       changing interest rates, which could increase interest costs and affect the market price of our securities,

•       potential liability for environmental contamination, which could result in substantial costs to us,

•       the imposition of federal taxes if we fail to qualify as a REIT under the Internal Revenue Code in any taxable year,

•       our internal control over financial reporting may not be considered effective which could result in a loss of investor confidence in our financial reports, and in turn have an adverse effect on our stock price, and

•       changes in real estate laws, tax laws and other laws affecting our business.

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

At June 30, 2006, our portfolio included 257 communities with 74,753 apartment homes nationwide. The following table summarizes our market information by major geographic markets (includes real estate held for disposition, real estate under development, and land, but excludes commercial properties):

	As of June 30, 2006				Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	Number of Apartment Communities	Number of Apartment Homes	Percentage of Carrying Value	Carrying Value (In thousands)	Average Physical Occupancy	Total Income per Occupied Home(a)	Average Physical Occupancy	Total Income per Occupied Home(a)

MID-ATLANTIC REGION
Metropolitan DC	8	2,469	4.5%	$255,204	95.7%	$1,208	96.2%	$1,193
Raleigh, NC	11	3,663	3.8%	224,766	93.0%	687	93.1%	688
Baltimore, MD	10	2,118	3.0%	172,894	96.6%	1,055	96.2%	1,042
Richmond, VA	9	2,636	2.9%	166,586	96.6%	865	96.6%	881
Charlotte, NC	7	1,686	2.0%	114,546	93.0%	712	93.4%	710
Wilmington, NC	6	1,868	1.7%	100,855	94.8%	750	94.6%	747
Norfolk, VA	6	1,438	1.2%	71,926	95.9%	911	95.7%	906
Other North Carolina	16	4,016	3.3%	194,555	95.6%	629	95.4%	626
Other Mid-Atlantic	6	1,156	1.1%	62,500	94.2%	891	94.3%	893
Other Virginia	3	820	0.9%	49,668	97.5%	1,020	95.8%	1,004
WESTERN REGION
Southern California	27	7,268	19.2%	1,122,963	94.2%	1,322	94.3%	1,301
Northern California	12	3,339	8.7%	505,991	95.8%	1,296	95.5%	1,294
Seattle, WA	8	1,984	2.9%	168,265	96.6%	890	95.9%	880
Monterey Peninsula, CA	7	1,568	2.4%	142,346	89.2%	951	88.8%	942
Portland, OR	6	1,367	1.4%	83,793	94.3%	725	94.4%	725
SOUTHEASTERN REGION
Tampa, FL	12	4,180	4.5%	265,023	91.5%	950	92.2%	937
Orlando, FL	12	3,476	3.4%	207,072	94.2%	883	94.7%	872
Nashville, TN	10	2,966	3.1%	180,763	95.4%	708	95.2%	676
Jacksonville, FL	4	1,557	1.8%	107,279	94.8%	841	94.3%	833
Atlanta, GA	6	1,426	1.4%	80,975	95.6%	689	95.7%	687
Columbia, SC	6	1,584	1.2%	69,375	94.8%	664	94.5%	660
Other Florida	8	2,401	2.8%	165,689	93.4%	916	94.5%	907
Other Southeastern	2	798	0.8%	41,825	95.2%	547	94.9%	544
SOUTHWESTERN REGION
Houston, TX	16	5,447	4.4%	259,260	94.5%	673	94.8%	670
Phoenix, AZ	5	1,274	1.9%	109,188	86.5%	973	86.7%	960
Denver, CO	3	1,484	1.7%	101,565	88.7%	704	88.0%	698
Dallas, TX	3	1,367	1.7%	100,319	96.0%	820	96.1%	810
Arlington, TX	6	1,828	1.6%	93,488	94.4%	671	95.2%	668
Austin, TX	5	1,425	1.5%	85,291	96.5%	720	96.2%	715
Other Southwestern	6	2,469	2.5%	147,316	95.0%	732	95.3%	726
MIDWESTERN REGION
Columbus, OH	6	2,530	2.8%	161,899	93.7%	735	94.0%	731
Other Midwestern	3	444	0.4%	24,250	90.9%	762	91.5%	760
Real Estate Under Development	2	701	2.0%	114,812	—	—	—	—
Land	—	—	1.5%	89,711	—	—	—	—
Total	257	74,753	100.0%	$5,841,958	94.2%	$874	94.2%	$867

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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and borrowings under credit arrangements. We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, the repayment of financing on development activities, and potential property acquisitions, through long-term secured and unsecured borrowings, the disposition of properties, and the issuance of additional debt or equity securities. We believe that our net cash provided by operations will continue to be adequate to meet both operating requirements and the payment of dividends by the company in accordance with REIT requirements in both the short-and long-term. Likewise, the budgeted expenditures for improvements and renovations of certain properties are expected to be funded from property operations.

We have a shelf registration statement filed with the Securities and Exchange Commission which provides for the issuance of an indeterminate amount of common stock, preferred stock, debt securities, warrants, purchase contracts and units to facilitate future financing activities in the public capital markets. Access to capital markets is dependent on market conditions at the time of issuance.

Future Capital Needs

Future development expenditures are expected to be funded with proceeds from the sale of property, with construction loans, through joint ventures, the use of our unsecured credit facility, and, to a lesser extent, with cash flows provided by operating activities. Acquisition activity in strategic markets is expected to be largely financed through the issuance of equity and debt securities, the issuance of operating partnership units, the assumption or placement of secured and/or unsecured debt, and by the reinvestment of proceeds from the sale of properties.

During the remainder of 2006, we have approximately $64.0 million of secured debt and $110.4 million of unsecured debt maturing and we anticipate repaying that debt with proceeds from borrowings under our secured or unsecured credit facilities, the issuance of new unsecured debt securities or equity, or from disposition proceeds.

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

Operating Activities

For the six months ended June 30, 2006, our cash flow provided by operating activities was $97.1 million compared to $110.7 million for the same period in 2005. The decrease in cash flow from operating activities resulted primarily from a $15.7 million decrease in operating liabilities and a $3.2 million increase in operating assets for the period, a decrease of $12.3 million in other income due to a 2005 sale of a technology investment, an $11.9 million increase in interest expense in 2006, and $5.0 million less in gains recognized from the sale of depreciable property in 2006 versus 2005. These decreases in operating income were partially offset by a $14.4 million increase in depreciation expense, a $13.7 million increase in property operating income from our apartment community portfolio for the six months ended June 30, 2006 (see discussion under “Apartment Community Operations”), and an $8.5 million decrease in prepayment penalties.

Investing Activities

For the six months ended June 30, 2006, net cash used in investing activities was $194.0 million compared to $61.0 million for the same period in 2005. Changes in the level of investing activities from period to period reflects our strategy as it relates to our acquisition, capital expenditure, development, and disposition programs, as well as the impact of the capital market environment on these activities, all of which are discussed in further detail below.

Acquisitions

During the six months ended June 30, 2006, we acquired five apartment communities with 1,446 apartment homes for a total consideration of $230.2 million. These acquisitions were in the Texas, Tennessee and Southern California markets that are expected to benefit from favorable demographic and economic trends. One element of our long-term strategic plan is to achieve greater operating efficiencies by investing in fewer, more concentrated markets. As a result, we have been expanding our interests in the fast growing Southern California, Florida, and Metropolitan DC markets over the past three years. During 2006, we plan to continue to channel new investments into those markets that we believe will provide the best investment returns. Markets will be targeted based upon defined criteria including past performance, expected job growth, current and anticipated housing supply and demand, the ability to attract and support household formation and opportunities to create value in real estate that exceeds our invested capital.

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

During the first six months of 2006, we spent $100.5 million or $1,354 per home on capital expenditures for all of our communities, excluding development and commercial properties. These capital improvements included turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as HVAC equipment, roofs, siding, parking lots, and other non-revenue enhancing capital expenditures, which aggregated $11.8 million or $159 per home. In addition, revenue enhancing capital expenditures, kitchen and bath upgrades, and other extensive interior upgrades totaled $71.1 million or $958 per home and major renovations totaled $17.6 million or $237 per home for the six months ended June 30, 2006.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development and commercial properties, for the periods presented:

	Six Months Ended June 30, (dollars in thousands)			Six Months Ended June 30, (per home)
	2006	2005	% Change	2006	2005	% Change
Turnover capital expenditures	$6,442	$9,171	-29.8%	$87	$119	-26.9%
Other recurring capital expenditures	5,358	9,200	-41.8%	72	119	-39.5%
Total recurring capital expenditures	11,800	18,371	-35.8%	159	238	-33.2%
Revenue enhancing improvements	71,082	30,142	135.8%	958	390	145.6%
Major renovations	17,601	4,822	265.0%	237	62	282.3%
Total capital improvements	$100,483	$53,335	88.4%	$1,354	$690	96.2%
Repair and maintenance	20,957	22,055	-5.0%	282	285	1.1%
Total expenditures	$121,440	$75,390	61.1%	$1,636	$975	67.8%

Total capital improvements increased $47.1 million or $664 per home for the six months ended June 30, 2006 compared to the same period in 2005. This increase was partially attributable to $17.6 million of incremental major renovations at certain of our properties. These renovations may include the re-wiring and/or re-plumbing of an entire building as well as major structural changes and/or architectural revisions to existing buildings. The increase was also attributable to an additional $40.9 million being invested in revenue enhancing improvements compared to the same period in 2005. We will continue to selectively add revenue enhancing improvements which we believe will provide a return on investment substantially in excess of our cost of capital. Recurring capital expenditures during 2006 are currently expected to be approximately $530 per home.

Real Estate Under Development

Development activity is focused in core markets in which we have strong operations in place. For the six months ended June 30, 2006, we invested approximately $20.9 million on development projects, a decrease of $1.8 million from $22.7 million for the same period in 2005.

The following wholly owned projects were under development as of June 30, 2006:

	Number of Apartment Homes	Completed Apartment Homes	Cost to Date (In thousands)	Budgeted Cost (In thousands)	Estimated Cost Per Home	Expected Completion Date
Verano at Town Square Rancho Cucamonga, CA	414	414	$65,366	$67,100	$162,077	2Q06
Mandalay on the Lake Irving, TX	367	287	31,198	31,250	85,150	3Q06
2000 Post—Phase III San Francisco, CA	24	—	8,173	10,000	416,667	3Q06
Villas at Ridgeview Townhomes Plano, TX	48		2,893	7,000	145,833	2Q07
Ridgeview Apartments Plano, TX	202	—	3,947	15,400	76,238	3Q07
Lincoln Towne Square—Phase II Plano, TX	302	—	3,235	22,000	72,848	3Q07
Total wholly owned under development	1,357	701	$114,812	$152,750	$144,787

In addition, we own five parcels of land that we continue to hold for future development that had a carrying value at June 30, 2006 of $27.2 million.

Development Joint Ventures

In June 2006, United Dominion completed the formation of a development joint venture that would invest approximately $134 million to develop one apartment community with 298 apartment homes in Marina del Rey, California. United Dominion is the financial partner and is responsible for funding the costs and receives a preferred return from 7% to 8.5% before our partner receives a 50% participation. Under FASB Interpretation No. 46 “Consolidation of Variable Interest Entities,” this venture has been consolidated into United Dominion’s financial statements. Our joint venture partner is the managing partner as well as the developer, general contractor, and property manager. Our initial investment was $27.5 million.

In July 2006, United Dominion closed on a joint venture to develop a site in Bellevue, Washington. At closing, we owned 49% of the $135 million project that involves building a 400 home high rise apartment building with ground floor retail.

Disposition of Investments

For the six months ended June 30, 2006, United Dominion sold seven communities with a total of 1,903 apartment homes and 300 condominiums from four communities with a total of 612 condominiums for a gross consideration of $146.9 million. We recognized $33.8 million of gains for financial reporting purposes on our apartment community sales and $15.0 million of gains on the sale of our condominium homes. Proceeds from the sales were used primarily to reduce debt.

During 2006, we plan to continue to pursue our strategy of exiting markets where long-term growth prospects are limited and redeploying capital into markets that would enhance future growth rates and economies of scale. We intend to use the proceeds from 2006 dispositions to reduce debt, acquire communities, and fund development activity.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2006, was $87.6 million compared to net cash used in financing activities of $51.4 million for the same period in 2005. As part of the plan to improve our balance sheet, we utilized proceeds from dispositions to pay down existing debt and purchase new properties.

The following is a summary of our financing activities for the six months ended June 30, 2006:

•       Repaid $5.7 million of secured debt and $24.8 million of unsecured debt.

•       Authorized a new 10 million share repurchase program in February 2006. This program replaces our previous 11 million share repurchase program under which we repurchased approximately 10 million shares.

•       Sold $125 million aggregate principal amount of 6.05% senior unsecured notes due June 2013 in June 2006 under our medium-term note program. The net proceeds of approximately $124 million were used for debt repayment.

Credit Facilities

We have four secured revolving credit facilities with Fannie Mae with an aggregate commitment of $860 million. As of June 30, 2006, $656.3 million was outstanding under the Fannie Mae credit facilities leaving $203.7 million of unused capacity. The Fannie Mae credit facilities are for an initial term of ten years, bear interest at floating and fixed rates, and can be extended for an additional five years at our discretion. We have $363.9 million of the funded balance fixed at a weighted average interest rate of 6.1%. The remaining balance on these facilities is currently at a weighted average variable rate of 5.6%.

We have a $500 million unsecured revolving credit facility that matures in May 2008, and, at our option, can be extended an additional year. We have the right to increase the credit facility to $750 million under certain circumstances. Based on our current credit ratings, the credit facility bears interest at a rate equal to LIBOR plus 57.5 basis points. Under a competitive bid feature and for so long as we maintain an Investment Grade Rating, we have the right to bid out 100% of the commitment amount. As of June 30, 2006, $301.4 million was outstanding under the credit facility leaving $198.6 million of unused capacity.

The Fannie Mae credit facility and the bank revolving credit facility are subject to customary financial covenants and limitations.

Information concerning short-term bank borrowings under our credit facility is summarized in the table that follows (dollars in thousands):

	Three Months Ended June 30, 2006	Twelve Months Ended December 31, 2005
Total revolving credit facility	$500,000	$500,000
Borrowings outstanding at end of period	301,400	210,800
Weighted average daily borrowings during the period	331,704	315,487
Maximum daily borrowings during the period	384,700	440,200
Weighted average interest rate during the period	5.3%	3.6%
Weighted average interest rate at end of period	5.6%	4.7%

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

The following table outlines our FFO calculation and reconciliation to generally accepted accounting principles for the three and six months ended June 30, (dollars and shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$32,184	$52,441	$44,193	$67,383
Adjustments:
Distributions to preferred stockholders	(3,842)	(3,842)	(7,685)	(7,685)
Real estate depreciation and amortization	58,017	48,430	113,719	95,511
Minority interests of unitholders in operating partnership	(508)	(118)	(1,085)	(187)
Real estate depreciation related to unconsolidated entities	—	74	—	136
Discontinued Operations:
Real estate depreciation	972	3,273	3,995	7,911
Minority interests of unitholders in operating partnership	2,353	3,148	3,462	3,908
Net gains on the sale of depreciable property	(33,482)	(46,781)	(48,828)	(53,804)
Net incremental gains on the sale of condominium homes	6,478	1,865	14,995	2,324
Gains on the disposition of real estate developed for sale	—	—	9	—
Funds from operations—basic	$62,172	$58,490	$122,775	$115,497
Distributions to preferred stockholders—Series E (Convertible)	931	931	1,863	1,863
Funds from operations—diluted	$63,103	$59,421	$124,638	$117,360
Weighted average number of common shares and OP Units outstanding—basic	142,418	144,657	142,382	144,621
Weighted average number of common shares, OP Units, and common stock equivalents outstanding—diluted	147,940	150,153	147,874	150,170

In the computation of diluted FFO, OP units, out-performance partnership shares, and the shares of Series E Cumulative Convertible Preferred Stock are dilutive; therefore, they are included in the diluted share count.

Net incremental gains on the sale of condominium homes and the gain on the disposition of real estate developed for sale are defined as net sales proceeds less a tax provision (based on our annual estimated tax liability which could differ from amounts recorded per GAAP) and the gross investment basis of the asset before accumulated depreciation. We consider FFO with the net incremental gains on the sale of condominium homes to be a meaningful supplemental measure of performance because the short-term use of funds produce a profit that differs from the traditional long-term investment in real estate for REITs.

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the three and six months ended June 30, (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average number of common shares and OP units outstanding—basic	142,418	144,657	142,382	144,621
Weighted average number of OP units outstanding	(8,742)	(8,507)	(8,748)	(8,513)
Weighted average number of common shares outstanding—basic per the Consolidated Statements of Operations	133,676	136,150	133,634	136,108
Weighted average number of common shares, OP units, and common stock equivalents outstanding—diluted	147,940	150,153	147,874	150,170
Weighted average number of OP units outstanding	(8,742)	(8,507)	(8,748)	(8,513)
Weighted average incremental shares from assumed conversion of stock options	(793)	(841)	(771)	(875)
Weighted average incremental shares from unvested restricted stock	(160)	(60)	(152)	(79)
Weighted average number of Series A OPPSs outstanding	(1,765)	(1,791)	(1,765)	(1,791)
Weighted average number of Series E preferred shares outstanding	(2,804)	(2,804)	(2,804)	2,804)
Weighted average number of common shares outstanding—diluted per the Consolidated Statements of Operations	133,676	136,150	133,634	136,108

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

A presentation of cash flow metrics based on generally accepted accounting principles for the three and six months ended June 30, (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net cash provided by operating activities	$64,865	$60,332	$97,082	$110,702
Net cash (used in)/provided by investing activities	(172,986)	10,223	(193,970)	(61,005)
Net cash provided by/(used in) financing activities	78,075	(66,049)	87,635	(51,434)

Results of Operations

The following discussion includes the results of both continuing and discontinued operations for the periods presented.

Net Income Available to Common Stockholders

Net income available to common stockholders was $28.3 million ($0.21 per diluted share) for the three months ended June 30, 2006, compared to $48.6 million ($0.36 per diluted share) for the same period in the prior year. The decrease for the three months ended June 30, 2006, when compared to the same period in 2005, resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•       a $13.3 million decrease in gains recognized from the sale of depreciable property,

•       a $7.3 million increase in real estate depreciation and amortization expense,

•       a $7.0 million increase in interest expense, and

•       a $1.9 million increase in general and administrative expense.

These decreases in income were partially offset by an $8.8 million increase in apartment community operating results during the second quarter of 2006 when compared to the same period in 2005.

Net income available to common stockholders was $36.5 million ($0.27 per diluted share) for the six months ended June 30, 2006, compared to $59.7 million ($0.44 per diluted share) for the same period in the prior year. The decrease for the six months ended June 30, 2006, when compared to the same period in 2005, resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•       a $14.4 million increase in real estate depreciation and amortization expense,

•       an $11.9 million increase in interest expense,

•       an $11.1 million decrease in non-property income, and

•       a $5.0 million decrease in gains recognized from the sale of depreciable property,

These decreases in income were partially offset by an $8.5 million decrease in losses on early debt retirements, and a $13.7 million increase in apartment community operating results during the first six months of 2006 when compared to the same period in 2005.

Apartment Community Operations

Our net income is primarily generated from the operation of our apartment communities. The following table summarizes the operating performance of our total apartment portfolio for each of the periods presented, (dollars in thousands):

	Three Months Ended June 30,			Six Months ended June 30,
	2006	2005	% Change	2006	2005	% Change
Property rental income	$185,333	$175,257	5.7%	$366,668	$349,665	4.9%
Property operating expense*	(67,248)	(65,951)	2.0%	(136,494)	(133,178)	2.5%
Property operating income	$118,085	$109,306	8.0%	230,174	$216,487	6.3%
Weighted average number of homes	75,758	77,163	-1.8%	75,436	77,584	-2.8%
Physical occupancy**	94.2%	94.1%	0.1%	94.2%	94.1%	0.1%

                 * Excludes depreciation, amortization, and property management expenses.

          ** Based upon weighted average stabilized homes.

The following table is our reconciliation of property operating income to net income as reflected on the Consolidated Statements of Operations for the periods presented, (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Property operating income	$118,085	$109,306	$230,174	$216,487
Commercial operating (loss)/income	(189)	923	(661)	1,582
Non-property income	729	39	1,907	12,971
Real estate depreciation and amortization	(59,727)	(52,384)	(119,165)	(104,774)
Interest	(46,082)	(39,079)	(90,175)	(78,227)
Loss on early debt retirement	—	(18)	—	(8,482)
General and administrative and property management	(11,930)	(9,753)	(23,685)	(21,565)
Other operating expenses	(301)	(290)	(599)	(580)
Net gain on sale of depreciable property	33,482	46,781	48,828	53,804
Minority interests	(1,883)	(3,084)	(2,431)	(3,833)
Net income per the Consolidated Statement of Operations	$32,184	$52,441	$44,193	$67,383

Same Communities

For the three months ended June 30, 2006 our same communities (those communities acquired, developed, and stabilized prior to June 30, 2005, and held on June 30, 2006, which consisted of 62,988 apartment homes) provided 86% of our property operating income.

For the second quarter of 2006, same community property operating income increased 8.0% or $7.5 million compared to the same period in 2005. The increase in property operating income was primarily attributable to a 6.1% or $9.1 million increase in revenues from rental and other income that was offset by a 2.9% or $1.6 million increase in operating expenses. The increase in revenues from rental and other income was primarily driven by a 5.0% or $7.5 million increase in rental rates, an 11.1% or $0.3 million decrease in concession expense, and a 12.2% or $1.3 million increase in utility reimbursement income and fee income. Physical occupancy increased 0.4% to 94.9%.

The increase in property operating expenses was primarily driven by a 9.8% or $1.4 million increase in real estate taxes, a 4.8% or $0.7 million increase in personnel costs, and a 4.4% or $0.4 million increase in utility costs. These increases in operating expenses were partially offset by a 16.4% or $0.4 million decrease in insurance costs, a 3.0% or $0.3 million decrease in repair and maintenance expenses, and a 3.1% or $0.2 million decrease in administrative and marketing expenses.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property operating income divided by property rental income) increased 1.1% to 64.2%.

For the six months ended June 30, 2006 our same communities, which consisted of 62,273 apartment homes, provided 85% of our property operating income. For the six months ended June 30, 2006, same community property operating income increased 7.5% or $13.6 million compared to the same period in 2005. The increase in property operating income was primarily attributable to a 6.3% or $18.1 million increase in revenues from rental and other income that was offset by a 4.2% or $4.6 million increase in operating expenses. The increase in revenues from rental and other income was primarily driven by a 4.5% or $13.4 million increase in rental rates, a 20.1% or $1.4 million decrease in concession expense, a 6.1% or $1.0 million decrease in vacancy loss, and a 12.5% or $2.5 million increase in utility reimbursement income and fee income. Physical occupancy increased 0.5% to 94.9%.

The increase in property operating expenses was primarily driven by an 8.4% or $2.5 million increase in real estate taxes, a 9.1% or $1.5 million increase in utility costs, a 3.6% or $1.0 million increase in personnel costs, and a 7.9% or $0.4 million increase in insurance costs. These increases in operating expenses were partially offset by a 5.4% or $0.6 million decrease in administrative and marketing expenses and a 1.6% or $0.3 million decrease in repair and maintenance expenses.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin increased 0.7% to 63.2%.

Non-Mature Communities

The remaining 15% of our property operating income during the first six months of 2006 was generated from communities that we classify as “non-mature communities” (primarily those communities acquired or developed in 2005 and 2006, sold properties, and those properties classified as real estate held for disposition). The 13 communities with 4,007 apartment homes that we acquired in 2005 and 2006 provided $13.0 million of property operating income. The seven communities with 1,903 homes and the 300 condominiums from four communities that we sold in 2006 provided $3.1 million of property operating income. In addition, our development communities, which included 701 apartment homes constructed since January 1, 2004, provided $0.4 million of operating income and the 14 communities with 4,405 apartment homes and three communities with 84 condominiums classified as real estate held for disposition provided $8.7 million of property operating income. Other non-mature communities provided $10.4 million of property operating income for the six months ended June 30, 2006.

Real Estate Depreciation and Amortization

For the three and six months ended June 30, 2006, real estate depreciation and amortization on both continuing and discontinued operations increased 14.1% or $7.3 million and 13.8% or $14.3 million compared to the same period in 2005, primarily due to the significant increase in per home acquisition cost compared to the existing portfolio and other capital expenditures.

Interest Expense

For the three months ended June 30, 2006, interest expense on both continuing and discontinued operations increased 17.9% or $7.0 million compared to the same period in 2005 primarily due to the issuance of debt and higher interest rates. For the three months ended June 30, 2006, the weighted average amount of debt outstanding increased 14.0% or $406.7 million compared to the same period in 2005 and the weighted average interest rate increased from 5.2% to 5.5% during 2006. The weighted average amount of debt outstanding during 2006 is higher than 2005 as acquisition costs in 2005 and in 2006 have been funded, in most part, by the issuance of debt. The increase in the weighted average interest rate during 2006 reflects short-term bank borrowings and variable rate debt that had higher interest rates when compared to the prior period partially offset by the retirement of higher coupon debt with lower coupon debt.

For the six months ended June 30, 2006, interest expense on both continuing and discontinued operations increased 15.3% or $11.9 million compared to the same period in 2005 primarily due to the issuance of debt and higher interest rates. For the six months ended June 30, 2006, the weighted average amount of debt outstanding increased 13.2% or $380.8 million compared to the same period in 2005 and the weighted average interest rate increased from 5.2% to 5.5% during 2006. The weighted average amount of debt outstanding during 2006 is higher than 2005 as acquisition costs in 2005 and in 2006 have been funded, in most part, by the issuance of debt. The increase in the weighted average interest rate during 2006 reflects short-term bank borrowings and variable rate debt that had higher interest rates when compared to the prior period partially offset by the retirement of higher coupon debt with lower coupon debt.

General and Administrative

For the three months ended June 30, 2006, general and administrative expenses increased $1.9 million or 39.3% compared to the same period in 2005. For the six months ended June 30, 2006, general and administrative expenses increased $1.7 million or 14.2% compared to the same period in 2005. These increases were due to a number of factors, including increases in personnel costs, legal and professional fees, relocation costs, acquisition deal costs, and an operating lease on an airplane.

Gains on the Sales of Land and Depreciable Property

For the three and six months ended June 30, 2006, we recognized after-tax gains for financial reporting purposes of $33.5 million and $48.8 million compared to $46.8 million and $53.8 million for the comparable period in 2005. Changes in the level of gains recognized from period to period reflect the changing level of our divestiture activity from period to period, as well as the extent of gains related to specific properties sold.

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

See our Annual Report on Form 10-K for the year ended December 31, 2005 “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of June 30, 2006, our market risk has not changed materially from the amounts reported on our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.                        CONTROLS AND PROCEDURES

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. In addition, our Chief Executive

Officer and our Chief Financial Officer concluded that during the quarter ended June 30, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

PART II—OTHER INFORMATION

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

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities.   We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of June 30, 2006, we had approximately $707 million of variable rate indebtedness outstanding, which constitutes approximately 21% of our total outstanding indebtedness as of such date. An increase in interest rates would increase our interest expenses to the extent our variable rate debt is not hedged effectively, and it would increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of our common and preferred stock and debt securities.

Risk of Inflation/Deflation.   Substantial inflationary or deflationary pressures could have a negative effect on rental rates and property operating expenses.

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

Changes in Market Conditions and Volatility of Stock Prices Could Adversely Affect the Market Price of Our Common Stock.   The stock markets, including the New York Stock Exchange, on which we list our common shares, have experienced significant price and volume fluctuations. As a result, the market price of our common stock could be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects.

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

Limitations on Share Ownership and Limitations on the Ability of Our Stockholders to Effect a Change in Control of Our Company May Prevent Takeovers That are Beneficial to Our Stockholders.   One of the requirements for maintenance of our qualification as a REIT for federal income tax purposes is that no more than 50% in value of our outstanding capital stock may be owned by five or fewer individuals, including entities specified in the Internal Revenue Code, during the last half of any taxable year. Our charter contains ownership and transfer restrictions relating to our stock primarily to assist us in complying with this requirement; however, the restrictions may have the effect of preventing a change of control, which does not threaten REIT status. These restrictions include a provision that generally limits a person from beneficially owning or constructively owning shares of our outstanding equity stock in excess of a 9.9% ownership interest, unless our board of directors exempts the person from such ownership limitation, provided that any such exemption shall not allow the person to exceed 13% of the value of our outstanding equity stock. These provisions may have the effect of delaying, deferring or preventing someone from taking control of us, even though a change of control might involve a premium price for our stockholders or might otherwise be in our stockholders’ best interests.

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

Item 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On June 21, 2006, United Dominion sold a total of 150,671 shares of its Series F Preferred Stock, without par value, to certain accredited investors who hold OP units, which are limited partnership interests in United Dominion’s two operating partnerships, United Dominion Realty, L.P. and Heritage Communities, L.P. The shares of Series F Preferred Stock were sold at a purchase price of $0.0001 per share, for an aggregate purchase price of $15.07. Because the shares of Series F Preferred Stock were sold to accredited investors in transactions not involving a public offering, the transactions are exempt from registration under the Securities Act of 1933 in accordance with Section 4(2) of the Securities Act. Information regarding the offering and sale of the shares of our Series F Preferred Stock is set forth in our

Current Report on Form 8-K dated June 21, 2006 and filed with the Securities and Exchange Commission on June 23, 2006.

Repurchases of Equity Securities

In February 2006, our Board of Directors authorized a new 10 million share repurchase program. This program replaces our previous 11 million share repurchase program (of which 1,180,737 shares were available for repurchase) and authorizes the repurchase of our common stock in open market purchases, block purchases, privately negotiated transactions, or otherwise. As reflected in the table below, no shares of common stock were repurchased under the repurchase program during the quarter ended June 30, 2006.

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				10,000,000
April 1, 2006 through April 30, 2006	0	N/A	0	10,000,000
May 1, 2006 through May 31, 2006	0	N/A	0	10,000,000
June 1, 2006 through June 30, 2006	0	N/A	0	10,000,000
Balance as of June 30, 2006	0	N/A	0	10,000,000

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 2, 2006, United Dominion held its Annual Meeting of Stockholders. At the meeting, our stockholders voted on the election of directors, a proposal to ratify the selection of Ernst & Young LLP to serve as our independent auditors for the year ending December 31, 2006, and a proposal to ratify and approve our 1999 Long-Term Incentive Plan.

The following persons were elected directors of United Dominion, to serve as such for the term indicated and until their respective successors are duly elected and qualified or until their earlier resignation or removal, by the indicated vote:

Name	Votes For	Votes Withheld
Katherine A. Cattanach	123,457,344	847,354
Eric J. Foss	123,002,274	1,302,424
Robert P. Freeman	123,333,070	971,628
Jon A. Grove	112,811,046	11,493,652
James D. Klingbeil	120,498,391	3,806,307
Robert C. Larson	120,522,541	3,782,157
Thomas R. Oliver	123,442,801	861,898
Lynne B. Sagalyn	123,304,133	1,000,566
Mark J. Sandler	122,867,014	1,437,684
Thomas W. Toomey	123,463,533	841,165
Thomas C. Wajnert	123,220,188	1,084,510

The stockholders approved the proposal to ratify the appointment of Ernst & Young LLP to serve as our independent auditors for the year ending December 31, 2006, by the indicated vote:

Votes For	Votes Against	Votes Abstained
123,421,910	739,091	143,698

The stockholders approved the proposal to ratify and approve the 1999 Long-Term Incentive Plan, by the indicated vote:

Votes For	Votes Against	Votes Abstained
120,430,532	3,313,217	560,949

Item 6.                        EXHIBITS

The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED DOMINION REALTY TRUST, INC.
(registrant)
Date: August 9, 2006	/s/ MICHAEL A. ERNST
Michael A. Ernst Executive Vice President, Treasurer and Chief Financial Officer
Date: August 9, 2006	/s/ DAVID L. MESSENGER
David L. Messenger Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
4.1

Form of Fixed Rate Medium-Term Note (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K dated May 31, 2006 and filed with the Commission on June 5, 2006, Commission File No. 1-10524).

4.2

Form of Floating Rate Medium-Term Note (incorporated by reference to Exhibit 4.02 to the Company’s Current Report on Form 8-K dated May 31, 2006 and filed with the Commission on June 5, 2006, Commission File No. 1-10524).

4.3	6.05% Medium-Term Note due June 2013.
10.1

Description of the Company’s Series D Out-Performance Program (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 2, 2006 and filed with the Commission on May 8, 2006, Commission File No. 1-10524).

10.2

Form of Notice of Performance Contingent Restricted Stock Award (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 2, 2006 and filed with the Commission on May 8, 2006, Commission File No. 1-10524).

10.3

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 2, 2006 and filed with the Commission on May 8, 2006, Commission File No. 1-10524).

10.4

Letter Agreement between the Company and Michael A. Ernst (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K dated May 31, 2006 and filed with the Commission on June 5, 2006, Commission File No. 1-10524).

10.5

Notice of Performance Contingent Restricted Stock Award, including Restricted Stock Award Agreement for 2,350 Shares, for Mark M. Culwell, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 21, 2006 and filed with the Commission on June 23, 2006, Commission File No. 1-10524).

10.6

Restricted Stock Award Agreement for 7,418 Shares for Mark M. Culwell, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 21, 2006 and filed with the Commission on June 23, 2006, Commission File No. 1-10524).

10.7

Restricted Stock Award Agreement for 37,092 Shares for Mark M. Culwell, Jr. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 21, 2006 and filed with the Commission on June 23, 2006, Commission File No. 1-10524).

12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.