Form 10-Q
period 2006-09-30
UNITED DOMINION REALTY TRUST INC
filed 2006-11-09
CIK 74208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of November 6, 2006 was 134,692,092.

UNITED DOMINION REALTY TRUST, INC.
FORM 10-Q
INDEX

PART I—FINANCIAL INFORMATION

Item 1.                        FINANCIAL STATEMENTS

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Real estate owned:
Real estate held for investment	$5,414,298	$4,933,500
Less: accumulated depreciation	(1,164,077)	(1,002,455)
	4,250,221	3,931,045
Real estate under development (net of accumulated depreciation of $71 and $140)	161,580	90,769
Real estate held for disposition (net of accumulated depreciation of $14,680 and $121,234)	139,049	366,781
Total real estate owned, net of accumulated depreciation	4,550,850	4,388,595
Cash and cash equivalents	28,748	15,543
Restricted cash	5,591	4,583
Deferred financing costs, net	30,775	31,036
Notes receivable	10,000	64,805
Other assets	49,687	33,729
Other assets—real estate held for disposition	6,615	3,302
Total assets	$4,682,266	$4,541,593
LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured debt	$1,161,919	$1,116,259
Unsecured debt	2,170,924	2,043,518
Real estate taxes payable	37,559	22,446
Accrued interest payable	22,429	26,672
Security deposits and prepaid rent	24,836	24,072
Distributions payable	47,199	45,313
Accounts payable, accrued expenses, and other liabilities	51,159	53,223
Other liabilities—real estate held for disposition	478	18,547
Total liabilities	3,516,503	3,350,050
Minority interests	86,339	83,819
Stockholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized 5,416,009 shares 8.60% Series B Cumulative Redeemable issued and outstanding (5,416,009 in 2005)	135,400	135,400
2,803,812 shares 8.00% Series E Cumulative Convertible issued and outstanding (2,803,812 in 2005)	46,571	46,571
Common stock, $0.01 par value; 250,000,000 shares authorized 134,678,388 shares issued and outstanding (134,012,053 in 2005)	1,347	1,340
Additional paid-in capital	1,686,039	1,680,115
Distributions in excess of net income	(789,933)	(755,702)
Total stockholders’ equity	1,079,424	1,107,724
Total liabilities and stockholders’ equity	$4,682,266	$4,541,593

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUES
Rental income	$177,634	$157,715	$514,236	$459,798
Non-property income:
Sale of technology investment	796	—	796	12,306
Other income	451	2,319	2,352	2,976
Total non-property income	1,247	2,319	3,148	15,282
Total revenues	178,881	160,034	517,384	475,080
EXPENSES
Rental expenses:
Real estate taxes and insurance	20,159	19,420	61,971	55,080
Personnel	17,197	16,442	50,219	46,744
Utilities	10,006	9,081	29,709	26,543
Repair and maintenance	11,287	10,008	30,376	28,702
Administrative and marketing	5,474	5,460	15,777	15,859
Property management	5,126	4,771	15,211	14,428
Other operating expenses	308	291	907	870
Real estate depreciation and amortization	61,242	48,742	172,330	141,517
Interest	47,148	41,586	138,049	119,320
General and administrative	7,381	4,913	20,981	16,822
Loss on early debt retirement	—	—	—	6,662
Other depreciation and amortization	834	681	2,252	1,970
Total expenses	186,162	161,395	537,782	474,517
(Loss)/income before minority interests and discontinued operations	(7,281)	(1,361)	(20,398)	563
Minority interests of outside partnerships	(33)	22	(87)	(89)
Minority interests of unitholders in operating partnerships	773	316	2,040	649
(Loss)/income before discontinued operations, net of minority interests	(6,541)	(1,023)	(18,445)	1,123
Income from discontinued operations, net of minority interests	65,893	16,158	121,990	81,395
Net income	59,352	15,135	103,545	82,518
Distributions to preferred stockholders—Series B	(2,911)	(2,911)	(8,733)	(8,733)
Distributions to preferred stockholders—Series E (Convertible)	(931)	(931)	(2,794)	(2,794)
Net income available to common stockholders	$55,510	$11,293	$92,018	$70,991
Earnings per weighted average common share—basic and diluted:
Loss from continuing operations available to common stockholders, net of minority interests	$(0.07)	$(0.04)	$(0.22)	$(0.08)
Income from discontinued operations, net of minority interests	$0.49	$0.12	$0.91	$0.60
Net income available to common stockholders	$0.42	$0.08	$0.69	$0.52
Common distributions declared per share	$0.3125	$0.3000	$0.9375	$0.9000
Weighted average number of common shares outstanding—basic	133,712	136,392	133,660	136,231
Weighted average number of common shares outstanding—diluted	133,712	136,392	133,660	136,231

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating Activities
Net income	$103,545	$82,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	181,849	158,504
Net gains on the sale of land and depreciable property	(114,497)	(66,657)
Gain on the sale of technology investment	(796)	(12,306)
Distribution of earnings from unconsolidated joint venture	—	124
Minority interests	5,972	4,498
Amortization of deferred financing costs and other	4,368	6,544
Changes in operating assets and liabilities:
Increase in operating assets	(9,888)	(6,321)
(Decrease)/increase in operating liabilities	(6,105)	3,556
Net cash provided by operating activities	164,448	170,460
Investment Activities
Proceeds from sales of real estate investments, net	391,185	203,534
Repayment of note receivable	59,805	33,705
Acquisition of real estate assets (net of liabilities assumed and initial capital expenditures	(333,055)	(310,551)
Development of real estate assets	(38,920)	(35,046)
Capital expenditures and other major improvements—real estate assets, net of escrow reimbursement	(163,490)	(96,858)
Capital expenditures—non-real estate assets	(2,499)	(1,950)
Investment in consolidated joint venture	(10,630)	—
Proceeds from the sale of technology investment	796	12,306
Decrease in funds held in escrow from 1031 exchanges pending the acquisition of real estate	—	17,039
Net cash used in investing activities	(96,808)	(177,821)
Financing Activities
Scheduled principal payments on secured debt	(69,289)	(7,565)
Non-scheduled principal payments on secured debt	—	(125,221)
Payments on unsecured debt	(110,194)	(21,100)
Proceeds from the issuance of unsecured debt	125,000	268,875
Proceeds from the issuance of secured debt	44,814	—
Net proceeds from revolving bank debt	112,800	35,000
Payment of financing costs	(4,211)	(6,374)
Distribution of capital from unconsolidated joint venture	—	458
Collateral substitution deposit	(10,432)	—
Proceeds from the issuance of common stock	4,441	4,185
Proceeds from the issuance of performance shares	400	380
Cancellation of performance shares	(2,059)	—
Purchase of minority interests from outside partners	—	(522)
Conversion of operating partnership units to cash	—	(50)
Distributions paid to minority interests	(9,815)	(9,365)
Distributions paid to preferred stockholders	(11,527)	(11,527)
Distributions paid to common stockholders	(124,363)	(122,237)
Net cash (used in)/provided by financing activities	(54,435)	4,937
Net increase/(decrease) in cash and cash equivalents	13,205	(2,424)
Cash and cash equivalents, beginning of period	15,543	7,904
Cash and cash equivalents, end of period	$28,748	$5,480
Supplemental Information:
Interest paid during the period	$143,312	$119,709
Non-cash transactions:
Conversion of operating partnership minority interests to common stock (34,290 shares in 2006 and 92,985 shares in 2005)	317	1,382
Issuance of restricted stock awards	3,082	8,450
Secured debt assumed with acquisition of a property	14,236	26,825
Receipt of a note receivable in connection with sales of real estate investments	—	124,650
Deferred gain in connection with sales of real estate investments	—	11,794
Non-cash transactions associated with consolidated joint venture:
Issuance of note receivable	4,000	—
Real estate asset acquired	72,004	—
Secured debt assumed	55,899	—
Operating assets assumed	51	—
Operating liabilities assumed	5,028	—

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except for share data)
(Unaudited)

						Distributions
	Preferred Stock		Common Stock		Paid-in	In Excess of
	Shares	Amount	Shares	Amount	Capital	Net Income	Total
Balance, December 31, 2005	8,219,821	$181,971	134,012,053	$1,340	$1,680,115	$(755,702)	$1,107,724
Comprehensive Income
Net income						103,545	103,545
Comprehensive income						103,545	103,545
Issuance of common and restricted shares and other			632,045	7	7,666	—	7,673
Adjustment for conversion of minority interests of unitholders in operating partnerships			34,290	—	317	—	317
Adjustment for cancellation of minority interests in Series A LLC					(2,059)		(2,059)
Common stock distributions declared ($0.9375 per share)						(126,249)	(126,249)
Preferred stock distributions declared-Series B ($1.6125 per share)						(8,733)	(8,733)
Preferred stock distributions declared-Series E ($0.9966 per share)						(2,794)	(2,794)
Balance, September 30, 2006	8,219,821	$181,971	134,678,388	$1,347	$1,686,039	$(789,933)	$1,079,424

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

1.                 CONSOLIDATION AND BASIS OF PRESENTATION

United Dominion Realty Trust, Inc. is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages middle-market apartment communities nationwide. The accompanying consolidated financial statements include the accounts of United Dominion and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership”), and Heritage Communities L.P. (the “Heritage OP”) (collectively, “United Dominion”). As of September 30, 2006, there were 166,185,740 units in the Operating Partnership outstanding, of which 156,145,126 units or 94% were owned by United Dominion and 10,040,614 units or 6% were owned by limited partners (of which 1,650,322 are owned by the holders of the Series A OPPS, see Note 6). As of September 30, 2006, there were 5,542,200 units in the Heritage OP outstanding, of which 5,212,993 units or 94% were owned by United Dominion and 329,207 units or 6% were owned by limited partners. The consolidated financial statements of United Dominion include the minority interests of the unitholders in the Operating Partnership and the Heritage OP. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and related notes appearing in United Dominion’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission as updated by the Current Report on Form 8-K filed August 17, 2006.

In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial position at September 30, 2006, and results of operations for the interim periods ended September 30, 2006 and 2005. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. United Dominion is currently evaluating the impact of this Interpretation on our results of operations and financial position.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.                 REAL ESTATE HELD FOR INVESTMENT

At September 30, 2006, there are 237 communities with 68,890 apartment homes classified as real estate held for investment. The following table summarizes the components of real estate held for investment (dollars in thousands):

	September 30, 2006	December 31, 2005
Land and land improvements	$1,249,914	$1,219,540
Buildings and improvements	3,870,894	3,469,817
Furniture, fixtures, and equipment	292,507	244,143
Construction in process	983	—
Real estate held for investment	5,414,298	4,933,500
Accumulated depreciation	(1,164,077)	(1,002,455)
Real estate held for investment, net	$4,250,221	$3,931,045

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

For purposes of these financial statements, FAS 144 results in the presentation of the primary assets and liabilities and the net operating results of those properties sold or classified as held for disposition through September 30, 2006, as discontinued operations for all periods presented. The adoption of FAS 144 does not have an impact on net income available to common stockholders. FAS 144 only results in the reclassification of the operating results of all properties sold or classified as held for disposition through September 30, 2006, within the Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005, and the reclassification of the assets and liabilities within the Consolidated Balance Sheets for 2006 and 2005.

For the nine months ended September 30, 2006, United Dominion sold 22 communities with a total of 6,768 apartment homes and 351 condominiums from four communities with a total of 612 condominiums. We recognized gains for financial reporting purposes of $114.5 million on these sales. At September 30, 2006, United Dominion had three communities with a total of 1,152 homes and a net book value of $72.4 million, four communities with a total of 562 condominiums and a net book value of $62.5 million, and one parcel of land with a net book value of $4.1 million included in real estate held for disposition. During 2005, United Dominion sold 22 communities with a total of 6,352 apartment homes, 240 condominiums from five communities with a total of 648 condominiums, and one parcel of land. In conjunction with the sale of ten communities in July 2005, we received short-term notes for $124.7 million that bear interest at 6.75% and had maturities ranging from September 2005 to July 2006. As of September 30, 2006, all of the notes receivable had matured and had been repaid. We recognized previously deferred gains for financial reporting purposes of $6.4 million during the nine months ended September 30, 2006. The results of operations for these properties and the interest expense associated with the secured debt on these

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

properties are classified on the Consolidated Statements of Operations in the line item titled “Income from discontinued operations, net of minority interests.”

United Dominion has elected Taxable REIT Subsidiary (“TRS”) status for certain of its corporate subsidiaries, primarily those engaged in condominium conversion and development activities. United Dominion recognized a $2.4 million income tax benefit for the three months ended September 30, 2006, and a provision for income taxes of $2.4 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006 and 2005, United Dominion recognized a provision for income taxes of $4.9 million and $3.8 million, respectively. These amounts are included in the income from discontinued operations, net of minority interests in the accompanying consolidated statement of operations.

The following is a summary of income from discontinued operations for the periods presented, (dollars in thousands):

	Three Months Ended September 30		Three Months Ended September 30
	2006	2005	2006	2005
Rental income	$8,779	$15,828	$38,892	$65,015
Non-property income	—	—	5	8
	8,779	15,828	38,897	65,023
Rental expenses	3,978	7,462	17,251	28,147
Real estate depreciation	608	4,283	7,232	14,929
Interest (income)/expense	(313)	(254)	(1,039)	242
Loss on early debt retirement	—	—	—	1,821
Other expenses	1	26	35	88
	4,274	11,517	23,479	45,227
Income before net gain on the sale of depreciable property and minority interests	4,505	4,311	15,418	19,796
Net gain on the sale of depreciable property	65,669	12,851	114,497	66,657
Income before minority interests	70,174	17,162	129,915	86,453
Minority interests on income from discontinued operations	(4,281)	(1,004)	(7,925)	(5,058)
Income from discontinued operations, net of minority interests	$65,893	$16,158	$121,990	$81,395

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.                 SECURED DEBT

Secured debt on continuing and discontinued operations, which encumbers $2.0 billion or 34% of United Dominion’s real estate owned based upon book value ($3.8 billion or 66% of United Dominion’s real estate owned is unencumbered) consists of the following as of September 30, 2006 (dollars in thousands):

			Weighted	Weighted	Number of
	Principal Outstanding		Average	Average Years	Communities
	September 30,	December 31,	Interest Rate	to Maturity	Encumbered
	2006	2005	2006	2006	2006
Fixed Rate Debt
Mortgage notes payable	$342,719	$359,281	5.40%	5.0	14
Tax-exempt secured notes payable	26,285	26,400	5.85%	18.4	3
Fannie Mae credit facilities	399,362	363,875	6.09%	4.5	9
Total fixed rate secured debt	$768,366	749,556	5.77%	5.2	26
Variable Rate Debt
Mortgage notes payable	93,314	66,464	7.17%	3.7	4
Tax-exempt secured notes payable	7,770	7,770	3.92%	21.8	1
Fannie Mae credit facilities	292,469	292,469	5.60%	6.2	46
Total variable rate secured debt	393,553	366,703	5.94%	5.9	51
Total secured debt	$1,161,919	$1,116,259	5.83%	5.4	77

Approximate principal payments due during each of the next five calendar years and thereafter, as of September 30, 2006, are as follows (dollars in thousands):

Year	Fixed Rate Maturities	Variable Rate Maturities	Total Secured Maturities
2006	$1,516	$33,628	$35,144
2007	81,841	—	81,841
2008	9,513	—	9,513
2009	18,114	—	18,114
2010	272,641	22,271	294,912
Thereafter	384,741	337,654	722,395
	$768,366	$393,553	$1,161,919

During the first quarter of 2005, United Dominion prepaid approximately $110 million of secured debt. In conjunction with these prepayments, we incurred prepayment penalties of $8.5 million in both continuing and discontinued operations as “Loss on early debt retirement.” These penalties were funded by the proceeds from the sale of our technology investment of $12.3 million.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.   UNSECURED DEBT

A summary of unsecured debt as of September 30, 2006 and December 31, 2005 is as follows (dollars in thousands):

	2006	2005
Commercial Banks
Borrowings outstanding under an unsecured credit facility due May 2008(a)	$323,600	$210,800
Senior Unsecured Notes—Other
7.95% Medium-Term Notes due July 2006	—	85,374
7.07% Medium-Term Notes due November 2006	25,000	25,000
7.25% Notes due January 2007	92,255	92,255
4.30% Medium-Term Notes due July 2007	75,000	75,000
4.50% Medium-Term Notes due March 2008	200,000	200,000
8.50% Monthly Income Notes due November 2008	29,081	29,081
4.25% Medium-Term Notes due January 2009	50,000	50,000
6.50% Notes due June 2009	200,000	200,000
3.90% Medium-Term Notes due March 2010	50,000	50,000
5.00% Medium-Term Notes due January 2012	100,000	100,000
6.05% Medium-Term Notes due June 2013(b)	125,000	—
5.13% Medium-Term Notes due January 2014	200,000	200,000
5.25% Medium-Term Notes due January 2015	250,000	250,000
5.25% Medium-Term Notes due January 2016	100,000	100,000
8.50% Debentures due September 2024	54,118	54,118
4.00% Convertible Senior Notes due December 2035	250,000	250,000
Other	170	370
	2,124,224	1,761,198
Unsecured Notes—Other
Verano Construction Loan due February 2006	—	24,820
ABAG Tax-Exempt Bonds due August 2008	46,700	46,700
	46,700	71,520
Total Unsecured Debt	$2,170,924	$2,043,518

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

The following table sets forth the computation of basic and diluted earnings per share for the periods presented, (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator for basic and diluted earnings per share—
Net income available to common stockholders	$55,510	$11,293	$92,018	$70,991
Denominator:
Denominator for basic and diluted earnings per share—
Weighted average common shares outstanding	134,626	137,164	134,430	137,017
Non-vested restricted stock awards	(914)	(772)	(770)	(786)
Denominator for basic and diluted earnings per share	133,712	136,392	133,660	136,231
Basic and diluted earnings per share	$0.42	$0.08	$0.69	$0.52

The effect of the conversion of the operating partnership units, Series A Out-Performance Partnership Shares, and convertible preferred stock is not dilutive and is therefore not included in the above calculations. If the operating partnership units were converted into common stock, the additional shares of common stock outstanding for the three and nine months ended September 30, 2006 would be 8,724,535 and 8,739,982 weighted average common shares, and 8,503,993 and 8,509,748 weighted average common shares for the three and nine months ended September 30, 2005. If the Series A Out-Performance Partnership Shares were converted into common stock, the additional shares of common stock outstanding for the three and nine months ended September 30, 2006 would be 1,691,845 and 1,739,433 weighted average common shares, and 1,791,329 weighted average common shares for the three and nine months ended September 30, 2005. If the convertible preferred stock were converted into common stock, the additional shares of common stock outstanding for the three and nine months ended September 30, 2006 and 2005 would be 2,803,812 weighted average common shares.

7.   COMPREHENSIVE INCOME

Total comprehensive income for the three and nine months ended September 30, 2006 and 2005, was $59.3 million and $103.5 million for 2006 and $15.1 million and $82.5 million for 2005, respectively. There is no difference between net income and total comprehensive income for the periods presented.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.   COMMITMENTS AND CONTINGENCIES

Commitments

United Dominion is committed to completing its real estate under development, which has an estimated cost to complete of $53.7 million at September 30, 2006.

United Dominion has entered into two contracts to purchase apartment communities upon their development completion. Provided that the developer meets certain conditions, United Dominion will purchase these communities for a total of $76.5 million.

Contingencies

Series C Out-Performance Program

In May 2005, the stockholders of United Dominion approved a new Out-Performance Program and the first series of new Out-Performance Partnership Shares under the program are the Series C Out-Performance Units (the “Series C Program”) pursuant to which certain executive officers and other key employees of United Dominion (the “Series C Participants”) were given the opportunity to invest indirectly in United Dominion by purchasing interests in UDR Out-Performance III, LLC, a Delaware limited liability company (the “Series C LLC”), the only asset of which is a special class of partnership units of the Operating Partnership (“Series C Out-Performance Partnership Shares” or “Series C OPPSs”). The purchase price for the Series C OPPSs was determined by the Compensation Committee of United Dominion’s board of directors to be $750,000, assuming 100% participation, and was based upon the advice of an independent valuation expert. United Dominion’s performance for the Series C Program will be measured over the 36-month period from June 1, 2005 to May 30, 2008.

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

ii.     multiplying 2% of the Excess Return by United Dominion’s market capitalization (defined as the average number of shares outstanding over the 36-month period, including common stock, common stock equivalents and OP Units); and

iii.    dividing the number obtained in clause (ii) by the market value of one share of United Dominion’s common stock on the valuation date, computed as the volume-weighted average price per day of common stock for the 20 trading days immediately preceding the valuation date.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Series C OPPSs, the number determined pursuant to (ii) above is capped at 1% of market capitalization.

If, on the valuation date, the cumulative total return of United Dominion’s common stock does not meet the Minimum Return, then the Series C Participants will forfeit their entire initial investment.

Based on the results through September 30, 2006, the Series C LLC would not be entitled to receive distributions or allocations of income had the Series C Program terminated on that date. However, since the ultimate determination of Series C OPPSs to be issued will not occur until May 30, 2008, and the number of Series C OPPSs is determinable only upon future events, the financial statements do not reflect any impact for these events.

Series D Out-Performance Program

In February 2006, the board of directors of United Dominion approved the Series D Out-Performance Program (the “Series D Program”) pursuant to which certain executive officers and other key employees of United Dominion (the “Series D Participants”) were given the opportunity to invest indirectly in United Dominion by purchasing interests in UDR Out-Performance IV, LLC, a Delaware limited liability company (the “Series D LLC”), the only asset of which is a special class of partnership units of the Operating Partnership (“Series D Out-Performance Partnership Shares” or “Series D OPPSs”). The Series D Program is part of the New Out-Performance Program approved by United Dominion’s stockholders in May 2005. The Series D LLC has agreed to sell 830,000 membership units to members of United Dominion’s senior management at a price of $1.00 per unit. The aggregate purchase price of $830,000 for the Series D OPPSs, assuming 100% participation, is based upon the advice of an independent valuation expert. The Series D Program will measure the cumulative total return on our common stock over the 36-month period beginning January 1, 2006 and ending December 31, 2008.

The Series D Program is designed to provide participants with the possibility of substantial returns on their investment if the cumulative total return on United Dominion’s common stock, as measured by the cumulative amount of dividends paid plus share price appreciation during the measurement period is at least the equivalent of a 36% total return or 12% annualized (“Minimum Return”).

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

ii.     multiplying 2% of the Excess Return by United Dominion’s market capitalization (defined as the average number of shares outstanding over the 36-month period, including common stock, common stock equivalents and OP Units); and

iii.    dividing the number obtained in (ii) by the market value of one share of United Dominion’s common stock on the valuation date, computed as the volume-weighted average price per day of the common stock for the 20 trading days immediately preceding the valuation date.

UNITED DOMINION REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Series D OPPSs, the number determined pursuant to clause (ii) above is capped at 1% of market capitalization.

If, on the valuation date, the cumulative total return of United Dominion’s common stock does not meet the Minimum Return, then the Series D Participants will forfeit their entire initial investment.

Based on the results through September 30, 2006, the Series D LLC would not be entitled to receive distributions or allocations of income had the Series D Program terminated on that date. However, since the ultimate determination of Series D OPPSs to be issued will not occur until December 31, 2008, and the number of Series D OPPSs is determinable only upon future events, the financial statements do not reflect any impact for these events.

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

9.    SUBSEQUENT EVENT

On October 12, 2006, United Dominion completed the sale of $250 million aggregate principal amount of convertible senior unsecured notes due 2011 with a coupon of 3.625%. The net proceeds from the offering of approximately $245 million were used for the repayment of indebtedness under our revolving credit facility, the cost of a capped call transaction, and for other general corporate purposes.

Prior to July 15, 2011, upon the occurrence of specified events, the notes will be convertible at the option of the holder into cash and, in certain circumstances, shares of United Dominion’s common stock at an initial conversion rate of 26.6326 shares per $1,000 principal amount of notes (which equates to an initial conversion price of approximately $37.55 per share). On or after July 15, 2011, the notes will be convertible at any time prior to the close of business on the second business day prior to maturity at the option of the holder into cash and, in certain circumstances, shares of United Dominion’s common stock at the above initial conversion rate. The initial conversion rate is subject to adjustment under certain circumstances.

The notes will not be redeemable at the option of United Dominion, except to preserve the status of United Dominion as a REIT. If United Dominion undergoes certain change of control transactions, note holders may require United Dominion to repurchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes to be repurchased plus unpaid interest (including additional interest, if any) accrued to, but not including, the repurchase date.

Concurrent with the issuance of the convertible senior unsecured notes, United Dominion entered into a capped call transaction with JPMorgan Chase Bank, National Association, London Branch. The capped call transaction has a low strike price of $37.548 and a high strike price of $43.806.

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

•       our failure to succeed in new markets,

•       changing interest rates, which could increase interest costs and affect the market price of our securities,

•       potential liability for environmental contamination, which could result in substantial costs to us,

•       the imposition of federal taxes if we fail to qualify as a REIT under the Internal Revenue Code in any taxable year,

•       our internal control over financial reporting may not be considered effective which could result in a loss of investor confidence in our financial reports, and in turn have an adverse effect on our stock price, and

•       changes in real estate tax laws, tax laws and other laws affecting our business.

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

At September 30, 2006, our portfolio included 243 communities with 70,604 apartment homes nationwide. The following table summarizes our market information by major geographic markets (includes real estate held for disposition, real estate under development, and land, but excludes commercial properties):

	As of September 30, 2006				Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Number of Apartment Communities	Number of Apartment Homes	Percentage of Carrying Value	Carrying Value (in thousands)	Average Physical Occupancy	Total Income per Occupied Home(a)	Average Physical Occupancy	Total Income per Occupied Home(a)
WESTERN REGION
Orange Co., CA	13	4,067	11.9%	$682,096	94.8%	$1,446	94.8%	$1,419
San Francisco, CA	10	2,425	7.8%	443,860	97.0%	1,561	97.0%	1,525
Los Angeles, CA	6	1,210	3.4%	192,967	92.8%	1,401	93.7%	1,396
Seattle, WA	8	1,984	2.9%	168,736	95.7%	922	95.8%	894
San Diego, CA	5	1,123	2.8%	162,324	93.7%	1,250	94.0%	1,108
Inland Empire, CA	4	1,282	2.7%	155,317	91.3%	1,045	91.9%	1,030
Monterey Peninsula, CA	7	1,568	2.5%	143,118	91.5%	962	89.7%	949
Portland, OR	5	1,365	1.5%	84,992	94.7%	766	94.5%	739
Sacramento, CA	2	914	1.1%	64,306	91.9%	870	92.4%	865
MID-ATLANTIC REGION
Metropolitan DC	8	2,469	4.3%	246,458	96.2%	1,217	96.2%	1,201
Raleigh, NC	11	3,663	4.0%	227,664	92.7%	698	93.0%	691
Baltimore, MD	10	2,118	3.1%	174,915	95.7%	1,069	96.0%	1,052
Richmond, VA	9	2,636	3.0%	170,809	96.2%	882	96.5%	888
Wilmington, NC	6	1,868	1.8%	102,395	95.9%	763	95.0%	752
Charlotte, NC	6	1,226	1.5%	87,318	94.6%	755	94.2%	730
Norfolk, VA	6	1,438	1.3%	73,379	95.8%	915	95.7%	909
Other Mid-Atlantic	13	2,817	2.5%	143,791	95.4%	868	95.3%	855
SOUTHEASTERN REGION
Tampa, FL	12	4,144	4.7%	269,733	93.1%	958	92.5%	949
Orlando, FL	12	3,476	3.6%	205,893	92.6%	923	94.0%	889
Nashville, TN	10	2,966	3.2%	184,546	94.9%	749	95.1%	700
Jacksonville, FL	4	1,557	1.9%	109,306	94.7%	857	94.5%	841
Atlanta, GA	6	1,426	1.5%	83,177	94.9%	709	95.4%	695
Other Florida	8	2,401	2.8%	160,152	89.3%	931	92.7%	916
Other Southeastern	7	1,752	1.4%	78,402	96.1%	646	95.2%	639
SOUTHWESTERN REGION
Houston, TX	16	5,447	4.6%	262,647	94.4%	682	94.7%	674
Dallas, TX	5	2,054	3.0%	173,826	96.4%	667	96.2%	582
Arlington, TX	6	1,828	1.7%	94,900	94.9%	685	95.1%	674
Phoenix, AZ	5	1,261	1.5%	87,865	82.7%	1,014	84.8%	990
Austin, TX	5	1,425	1.5%	86,325	97.1%	734	96.5%	721
Denver, CO	2	884	1.2%	70,020	93.9%	757	91.2%	739
Other Southwestern	6	2,469	2.6%	148,850	96.1%	745	95.5%	733
MIDWESTERN REGION
Columbus, OH	6	2,530	2.9%	163,633	92.7%	735	93.6%	732
Other Midwestern	3	444	0.4%	24,616	92.3%	755	91.8%	758
Real Estate Under Development	1	367	1.5%	87,375	—	—	—	—
Land	—	—	1.9%	110,710	—	—	—	—
Total	243	70,604	100.0%	$5,726,421	94.1%	$906	94.3%	$885

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

Future Capital Needs

Future development expenditures are expected to be funded with proceeds from the sale of property, with construction loans, through joint ventures, the use of our unsecured revolving credit facility, and, to a lesser extent, with cash flows provided by operating activities. Acquisition activity in strategic markets is expected to be largely financed through the issuance of equity and debt securities, the issuance of operating partnership units, the assumption or placement of secured and/or unsecured debt, and by the reinvestment of proceeds from the sale of properties.

During the remainder of 2006, we have approximately $35.1 million of secured debt and $25.0 million of unsecured debt maturing and we anticipate repaying that debt with proceeds from borrowings under our secured or unsecured credit facilities, the issuance of new unsecured debt securities or equity, or from disposition proceeds.

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

Statements of Cash Flow

The following discussion explains the changes in net cash provided by operating activities and net cash used in investing and financing activities that are presented in our Consolidated Statements of Cash Flow.

Operating Activities

For the nine months ended September 30, 2006, our cash flow provided by operating activities was $164.4 million compared to $170.5 million for the same period in 2005. The decrease in cash flow from operating activities resulted primarily from a $23.3 million increase in depreciation and amortization expense, a $17.4 million increase in interest expense, a decrease of $11.5 million in other income due to a

2005 sale of a technology investment, a $9.7 million decrease in operating liabilities and a $3.6 million increase in operating assets in 2006 as compared to 2005. These decreases in operating income were partially offset by $47.8 million more in gains recognized from the sale of depreciable property in 2006 as compared to 2005, a $26.6 million increase in property operating income from our apartment community portfolio for the nine months ended September 30, 2006 (see discussion under “Apartment Community Operations”), and an $8.5 million decrease in prepayment penalties.

Investing Activities

For the nine months ended September 30, 2006, net cash used in investing activities was $96.8 million as compared to $177.8 million for the same period in 2005. Changes in the level of investing activities from period to period reflects our strategy as it relates to our acquisition, capital expenditure, development, and disposition programs, as well as the impact of the capital market environment on these activities, all of which are discussed in further detail below.

Acquisitions

During the nine months ended September 30, 2006, we acquired seven apartment communities with 2,133 apartment homes for a total consideration of $302.2 million and one parcel of land for $3.6 million. These acquisitions were in the Texas, Tennessee and Southern California markets that are expected to benefit from favorable demographic and economic trends. One element of our long-term strategic plan is to achieve greater operating efficiencies by investing in fewer, more concentrated markets. As a result, we have been expanding our interests in the fast growing Southern California, Florida, and Metropolitan DC markets over the past three years. During 2006, we plan to continue to channel new investments into those markets that we believe will provide the best investment returns. Markets will be targeted based upon defined criteria including past performance, greater operating efficiencies, expected job growth, current and anticipated housing supply and demand, the ability to attract and support household formation, and opportunities to create value in real estate that exceeds our invested capital.

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

During the first nine months of 2006, we spent $163.5 million or $2,252 per home on capital expenditures for all of our communities, excluding development and commercial properties. These capital improvements included turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as HVAC equipment, roofs, siding, parking lots, and other non-revenue enhancing capital expenditures, which aggregated $21.1 million or $291 per home. In addition, revenue enhancing capital expenditures, kitchen and bath upgrades, and other extensive interior upgrades totaled $115.4 million or $1,589 per home and major renovations totaled $27.0 million or $372 per home for the nine months ended September 30, 2006.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development and commercial properties, for the periods presented:

	Nine Months Ended September 30, (dollars in thousands)			Nine Months Ended September 30, (per home)
	2006	2005	% Change	2006	2005	% Change
Turnover capital expenditures	$10,665	$14,263	-25.2%	$147	$187	-21.4%
Other recurring capital expenditures	10,451	14,972	-30.2%	144	196	-26.5%
Total recurring capital expenditures	21,116	29,235	-27.8%	291	383	-24.0%
Revenue enhancing improvements	115,366	56,311	104.9%	1,589	739	115.0%
Major renovations	27,008	11,312	138.8%	372	148	151.4%
Total capital improvements	$163,490	$96,858	68.8%	$2,252	$1,270	77.3%
Repair and maintenance	32,712	33,365	-2.0%	451	438	3.0%
Total expenditures	$196,202	$130,223	50.7%	$2,703	$1,708	58.3%

Total capital improvements increased $66.6 million or $982 per home for the nine months ended September 30, 2006 compared to the same period in 2005. This increase was partially attributable to $15.7 million of major renovations at certain of our properties. These renovations may include the re-wiring and/or re-plumbing of an entire building as well as major structural changes and/or architectural revisions to existing buildings. The increase was also attributable to an additional $59.1 million being invested in revenue enhancing improvements compared to the same period in 2005. We will continue to selectively add revenue enhancing improvements which we believe will provide a return on investment substantially in excess of our cost of capital. Recurring capital expenditures during 2006 are currently expected to be approximately $530 per home.

Real Estate Under Development

Development activity is focused in core markets in which we have strong operations in place. For the nine months ended September 30, 2006, we invested approximately $38.9 million on development projects, an increase of $3.9 million from $35.0 million for the same period in 2005.

The following wholly owned projects were under development as of September 30, 2006:

	Number of Apartment Homes	Completed Apartment Homes	Cost to Date (In thousands)	Budgeted Cost (In thousands)	Estimated Cost Per Home	Expected Completion Date
2000 Post—Phase III San Francisco, CA	24	—	$9,280	$10,000	$416,667	4Q06
Villas at Ridgeview Townhomes Plano, TX	48	—	4,454	8,000	166,667	2Q07
Ridgeview Apartments Plano, TX	202	—	4,954	18,000	89,109	3Q07
Lincoln Towne Square—Phase II Plano, TX	302	—	3,600	22,000	72,848	3Q07
Northwest Houston—Phase I Houston, TX	320	—	3,960	22,000	68,750	2Q08
Total wholly owned—under development	896	—	$26,248	$80,000	$89,286

In addition, we own five parcels of land that we continue to hold for future development that had a carrying value at September 30, 2006 of $35.4 million.

The following wholly owned projects were complete as of September 30, 2006:

	Number of Apartment Homes	Development Cost (In thousands)	Cost Per Home	Date Completed	% Leased at 9/30/06
Verano at Town Square Rancho Cucamonga, CA	414	$67,346	$162,671	Jun-06	82.6%
Mandalay on the Lake Irving, TX	367	32,286	87,973	Sep-06	72.5%
Total wholly owned—completed development	781	$99,632	$127,570

Development Joint Ventures

In June 2006, United Dominion completed the formation of a development joint venture that will invest approximately $134 million to develop one apartment community with 298 apartment homes in Marina del Rey, California. United Dominion is the financial partner and is responsible for funding the costs and receives a preferred return from 7% to 8.5% before our partner receives a 50% participation. Under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” this venture has been consolidated into United Dominion’s financial statements. Our joint venture partner is the managing partner as well as the developer, general contractor, and property manager. Our initial investment was $27.5 million.

In July 2006, United Dominion closed on a joint venture to develop a site in Bellevue, Washington. At closing, we owned 49% of the $135 million project that involves building a 400 home high rise apartment building with ground floor retail. Under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” this venture has been consolidated into United Dominion’s financial statements. Our joint venture partner is the managing partner as well as the developer, general contractor, and property manager. Our initial investment was $5.7 million.

The following joint venture projects were under development as of September 30, 2006:

	Number of Apartment Homes	Completed Apartment Homes	Cost to Date (In thousands)	Budgeted Cost (In thousands)	Estimated Cost Per Home	Expected Completion Date
Jefferson at Marina del Rey Marina del Rey, CA	298	—	$67,246	$138,000	$463,087	1Q08
Bellevue Plaza Bellevue, WA	400	—	32,800	135,000	337,500	2010
Total joint venture	698	—	$100,046	$273,000	$391,117

Disposition of Investments

For the nine months ended September 30, 2006, United Dominion sold 22 communities with a total of 6,768 apartment homes for a gross consideration of $341.9 million and 351 condominiums from four communities with a total of 612 condominiums for a gross consideration of $66.6 million. We recognized $95.4 million of net gains for financial reporting purposes on our apartment community sales and $19.1 million of net gains on the sale of our condominium homes. Proceeds from the sales were used primarily to reduce debt.

During 2006, we plan to continue to pursue our strategy of exiting markets where long-term growth prospects are limited and redeploying capital into markets that would enhance future growth rates and economies of scale. We intend to use the proceeds from 2006 dispositions to reduce debt, acquire communities, and fund development activity.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2006, was $54.4 million as compared to net cash provided by financing activities of $4.9 million for the same period in 2005. As part of the plan to improve our balance sheet, we utilized proceeds from dispositions to pay down existing debt and purchase new properties.

The following is a summary of our financing activities for the nine months ended September 30, 2006:

•       Repaid $69.3 million of secured debt and $110.2 million of unsecured debt.

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

Credit Facilities

We have four secured revolving credit facilities with Fannie Mae with an aggregate commitment of $860 million. As of September 30, 2006, $691.8 million was outstanding under the Fannie Mae credit facilities leaving $168.2 million of unused capacity. The Fannie Mae credit facilities are for an initial term of ten years, bear interest at floating and fixed rates, and can be extended for an additional five years at our option. We have $399.4 million of the outstanding balance fixed at a weighted average interest rate of 6.1% and the remaining balance is currently at a weighted average variable interest rate of 5.6%.

We have a $500 million unsecured revolving credit facility that matures in May 2008, and, at our option, can be extended an additional year. We have the right to increase the credit facility to $750 million under certain circumstances. Based on our current credit ratings, the revolving credit facility bears interest at a rate equal to LIBOR plus 57.5 basis points. Under a competitive bid feature and for so long as we maintain an Investment Grade Rating, we have the right to bid out 100% of the commitment amount. As of September 30, 2006, $323.6 million was outstanding under the revolving credit facility leaving $176.4 million of unused capacity.

The Fannie Mae credit facility and the revolving credit facility are subject to customary financial covenants and limitations.

Information concerning short-term bank borrowings under our revolving credit facility is summarized in the table that follows (dollars in thousands):

	Three Months Ended September 30, 2006	Twelve Months Ended December 31, 2005
Total revolving credit facility	$500,000	$500,000
Borrowings outstanding at end of period	323,600	210,800
Weighted average daily borrowings during the period	340,053	315,487
Maximum daily borrowings during the period	415,800	440,200
Weighted average interest rate during the period	5.7%	3.6%
Weighted average interest rate at end of period	5.8%	4.7%

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

The following table outlines our FFO calculation and reconciliation to generally accepted accounting principles for the three and nine months ended September 30, (dollars and shares in thousands):

	Three Months Ended September 30		Three Months Ended September 30
	2006	2005	2006	2005
Net income	$59,352	$15,135	$103,545	$82,518
Adjustments:
Distributions to preferred stockholders	(3,842)	(3,842)	(11,527)	(11,527)
Real estate depreciation and amortization	61,242	48,742	172,330	141,517
Minority interests of unitholders in operating partnership	(773)	(316)	(2,040)	(649)
Real estate depreciation related to unconsolidated entities	—	84	—	220
Discontinued Operations:
Real estate depreciation	608	4,283	7,232	14,929
Minority interests of unitholders in operating partnership	4,281	1,004	7,925	5,058
Net gains on the sale of depreciable property	(65,669)	(12,851)	(114,497)	(66,657)
Net incremental gains on the sale of condominium homes and development joint venture	4,105	5,320	19,109	7,650
Funds from operations—basic	$59,304	$57,559	$182,077	$173,059
Distributions to preferred stockholders—Series E (Convertible)	931	931	2,794	2,794
Funds from operations—diluted	$60,235	$58,490	$184,871	$175,853
Weighted average number of common shares and OP Units outstanding—basic	142,437	144,896	142,400	144,741
Weighted average number of common shares, OP Units, and common stock equivalents outstanding—diluted	148,104	150,473	147,896	150,299

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

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the three and nine months ended September 30, (shares in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Weighted average number of common shares and OP Units outstanding—basic	142,437	144,896	142,400	144,741
Weighted average number of OP units outstanding	(8,725)	(8,504)	(8,740)	(8,510)
Weighted average number of common shares outstanding—basic per the Consolidated Statements of Operations	133,712	136,392	133,660	136,231
Weighted average number of common shares, OP Units and common stock equivalents outstanding—diluted	148,104	150,473	147,896	150,299
Weighted average number of OP units outstanding	(8,725)	(8,504)	(8,740)	(8,510)
Weighted average incremental shares from assumed conversion of stock options	(812)	(857)	(782)	(869)
Weighted average incremental shares from unvested restricted stock	(193)	(125)	(171)	(94)
Weighted average incremental shares from assumed conversion of $250 million convertible debt	(166)	—	—	—
Weighted average number of Series A OPPSs outstanding	(1,692)	(1,791)	(1,739)	(1,791)
Weighted average number of Series E preferred shares outstanding	(2,804)	(2,804)	(2,804)	(2,804)
Weighed average number of common shares outstanding—diluted per the Consolidated Statements of Operations	133,712	136,392	133,660	136,231

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

A presentation of cash flow metrics based on generally accepted accounting principles is as follows for the three and nine months ended September 30, (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net cash provided by operating activities	$67,366	$59,758	$164,448	$170,460
Net cash provided by/(used in) investing activities	97,162	(116,816)	(96,808)	(177,821)
Net cash (used in)/provided by financing activities	(142,070)	56,371	(54,435)	4,937

Results of Operations

The following discussion includes the results of both continuing and discontinued operations for the periods presented.

Net Income Available to Common Stockholders

Net income available to common stockholders was $55.5 million ($0.42 per diluted share) for the three months ended September 30, 2006, compared to $11.3 million ($0.08 per diluted share) for the same period in the prior year. The increase for the three months ended September 30, 2006, when compared to the same period in 2005, resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•       a $52.8 million increase in gains recognized from the sale of depreciable property, and

•       a $12.9 million increase in apartment community operating results.

These increases in income were partially offset by an $8.8 million increase in real estate depreciation and amortization expense, a $5.5 million increase in interest expense, a $2.5 million increase in general and administrative expense, and a $1.1 million decrease in non-property income during the third quarter of 2006 when compared to the same period in 2005.

Net income available to common stockholders was $92.0 million ($0.69 per diluted share) for the nine months ended September 30, 2006, compared to $71.0 million ($0.52 per diluted share) for the same period in the prior year. The increase for the nine months ended September 30, 2006, when compared to the same period in 2005, resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•       a $47.8 million increase in gains recognized from the sale of depreciable property,

•       a $26.6 million increase in apartment community operating results, and

•       an $8.5 million decrease in losses on early debt retirement.

These increases in income were partially offset by a $23.1 million increase in real estate depreciation and amortization expense, a $17.4 million increase in interest expense, a $12.1 million decrease in non-property income, and a $4.2 million increase in general and administrative expense during the first nine months of 2006 when compared to the same period in 2005.

Apartment Community Operations

Our net income is primarily generated from the operation of our apartment communities. The following table summarizes the operating performance of our total apartment portfolio for each of the periods presented, (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
Property rental income	$186,310	$173,175	7.6%	$552,977	$522,840	5.8%
Property operating expense*	(68,123)	(67,870)	0.4%	(204,616)	(201,048)	1.8%
Property operating income	$118,187	$105,305	12.2%	$348,361	$321,792	8.3%
Weighted average number of homes	73,162	74,335	-1.6%	74.678	76,501	-2.4%
Physical occupancy**	94.1%	94.0%	0.1%	94.3%	94.1%	0.2%

                 * Excludes depreciation, amortization, and property management expenses.

          ** Based upon weighted average stabilized homes.

The following table is our reconciliation of property operating income to net income as reflected on the Consolidated Statements of Operations for the periods presented, (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Property operating income	$118,187	$105,305	$348,361	$321,792
Commercial operating income/(loss)	125	364	(536)	1,945
Non-property income	1,247	2,319	3,153	15,290
Real estate depreciation and amortization	(62,685)	(53,732)	(181,849)	(158,504)
Interest expense	(46,835)	(41,331)	(137,010)	(119,562)
Loss on early debt retirement	—	—	—	(8,482)
General and administrative and property management	(12,507)	(9,684)	(36,192)	(31,250)
Other operating expenses	(308)	(291)	(907)	(870)
Net gain on sale of depreciable property	65,669	12,851	114,497	66,657
Minority Interests	(3,541)	(666)	(5,972)	(4,498)
Net income per the Consolidated Statement of Operations	$59,352	$15,135	$103,545	$82,518

Same Communities

For the three months ended September 30, 2006, our same communities (those communities acquired, developed, and stabilized prior to September 30, 2005, and held on September 30, 2006, which consisted of 61,259 apartment homes) provided 85% of our property operating income.

For the third quarter of 2006, same community property operating income increased 10.6% or $9.6 million compared to the same period in 2005. The increase in property operating income was primarily attributable to a 6.4% or $9.4 million increase in revenues from rental and other income and a 0.2% or $0.1 million decrease in operating expenses. The increase in revenues from rental and other income was primarily driven by a 5.5% or $8.2 million increase in rental rates, a 19.1% or $0.6 million decrease in concession expense, and a 13.2% or $1.4 million increase in utility reimbursement income and fee income. Physical occupancy remained constant at 94.8%.

The decrease in property operating expenses was primarily driven by a 7.4% or $1.1 million decrease in real estate taxes that was offset by a 7.6% or $0.7 million increase in repair and maintenance expenses and a 6.3% or $0.5 million increase in utility costs.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property operating income divided by property rental income) increased 2.5% to 63.9%.

For the nine months ended September 30, 2006, our same communities, which consisted of 60,270 apartment homes, provided 82% of our property operating income. Same community property operating income increased 8.6% or $22.6 million compared to the same period in 2005. The increase in property operating income was primarily attributable to a 6.3% or $26.7 million increase in revenues from rental and other income that was offset by a 2.5% or $4.1 million increase in operating expenses. The increase in revenues from rental and other income was primarily driven by a 4.8% or $20.7 million increase in rental rates, a 20.1% or $2.0 million decrease in concession expense, a 3.2% or $0.8 million decrease in vacancy loss, and a 12.8% or $3.8 million increase in utility reimbursement income and fee income. Physical occupancy increased 0.4% to 94.9%.

The increase in property operating expenses was primarily driven by an 8.2% or $2.0 million increase in utility costs, a 2.9% or $1.3 million increase in real estate taxes, a 2.1% or $0.9 million increase in personnel costs, an 8.6% or $0.7 million increase in insurance costs, and a 1.6% or $0.4 million increase in repair and maintenance expenses. These increases in operating expenses were partially offset by a 6.1% or $0.9 million decrease in administrative and marketing expenses.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin increased 1.3% to 63.4%.

Non-Mature Communities

The remaining 18% of our property operating income during the first nine months of 2006 was generated from communities that we classify as “non-mature communities” (primarily those communities acquired or developed in 2005 and 2006, sold properties, and those properties classified as real estate held for disposition). The 15 communities with 4,694 apartment homes that we acquired in 2005 and 2006 provided $22.4 million of property operating income. The 44 communities with 13,120 homes and the 351 condominiums from four communities that we sold in 2005 and 2006 provided $16.1 million of property operating income. In addition, our development communities, which included 414 apartment homes constructed since January 1, 2004, provided $1.3 million of operating income and the three communities with 1,152 apartment homes and four communities with 562 condominiums classified as real estate held for disposition provided $5.6 million of property operating income. Other non-mature communities provided $16.8 million of property operating income for the nine months ended September 30, 2006.

Real Estate Depreciation and Amortization

For the three and nine months ended September 30, 2006, real estate depreciation and amortization on both continuing and discontinued operations increased 16.6% or $8.8 million and 14.8% or  $23.1 million compared to the same period in 2005, primarily due to the significant increase in per home acquisition cost compared to the existing portfolio and other capital expenditures.

Interest Expense

For the three months ended September 30, 2006, interest expense on both continuing and discontinued operations increased 13.3% or $5.5 million compared to the same period in 2005 primarily due to the issuance of debt and higher interest rates. For the three months ended September 30, 2006, the weighted average amount of debt outstanding increased 11.9% or $359.7 million compared to the same period in 2005 and the weighted average interest rate increased from 5.3% to 5.6% during 2006. The weighted average amount of debt outstanding during 2006 is higher than 2005 as acquisition costs in 2005 and in 2006 have been funded, in most part, by the issuance of debt. The increase in the weighted average interest rate during 2006 reflects short-term bank borrowings and variable rate debt that had higher interest rates when compared to the prior period that were partially offset by the retirement of higher coupon debt with lower coupon debt.

For the nine months ended September 30, 2006, interest expense on both continuing and discontinued operations increased 14.6% or $17.4 million compared to the same period in 2005 primarily due to the issuance of debt and higher interest rates. For the nine months ended September 30, 2006, the weighted average amount of debt outstanding increased 12.4% or $361.9 million compared to the same period in 2005 and the weighted average interest rate increased from 5.1% to 5.4% during 2006. The weighted average amount of debt outstanding during 2006 is higher than 2005 as acquisition costs in 2005 and in 2006 have been funded, in most part, by the issuance of debt. The increase in the weighted average interest rate during 2006 reflects short-term bank borrowings and variable rate debt that had higher interest rates when compared to the prior period that were partially offset by the retirement of higher coupon debt with lower coupon debt.

General and Administrative

For the three months ended September 30, 2006, general and administrative expenses increased $2.5 million or 50.2% compared to the same period in 2005. For the nine months ended September 30, 2006, general and administrative expenses increased $4.2 million or 24.7% compared to the same period in 2005. These increases were due to a number of factors, including increases in incentive compensation, professional fees, relocation costs, and an operating lease on an airplane.

Gains on the Sales of Land and Depreciable Property

For the three and nine months ended September 30, 2006, we recognized after-tax gains for financial reporting purposes of $65.7 million and $114.5 million compared to $12.9 million and $66.7 million for the comparable period in 2005. Changes in the level of gains recognized from period to period reflect the changing level of our divestiture activity from period to period, as well as the extent of gains related to specific properties sold.

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for inflationary effects by increasing rents. Although extreme growth in energy prices could have a negative impact on our residents and their ability to absorb rent increases, this has not had a material impact on our results.

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

See our Annual Report on Form 10-K for the year ended December 31, 2005 “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of September 30, 2006, our market risk has not changed materially from the amounts reported on our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.                        CONTROLS AND PROCEDURES

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. In addition, our

Chief Executive Officer and our Chief Financial Officer concluded that during the quarter ended September 30, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities.   We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of September 30, 2006, we had approximately $0.7 million of variable rate indebtedness outstanding, which constitutes approximately 22% of our total outstanding indebtedness as of such date. An increase in interest rates would increase our interest expenses to the extent our variable rate debt is not hedged effectively, and it would increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of our common and preferred stock and debt securities.

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

Item 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On October 12, 2006, we completed the sale of $250 million principal amount of our 3.625% convertible senior notes due 2011. These notes are convertible into shares of our common stock at an initial conversion rate of 26.6326 shares per $1,000 principal amount of notes, which equates to an initial conversion price of approximately $37.55 per share. The initial purchasers of the notes were J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets, LLC and Bear, Stearns & Co. Inc. Because the notes and the shares of common stock issuable upon conversion of the notes were sold to accredited investors in transactions not involving a public offering, the transactions are exempt from registration under the Securities Act of 1933 in accordance with Section 4(2) of the Securities Act.

In connection with the offering of the notes, we also entered into a capped call transaction with respect to our common stock with JPMorgan Chase Bank, National Association, London Branch, an affiliate of one of the initial purchasers of the notes. The capped call transaction covers, subject to anti-dilution adjustments similar to those contained in the notes, approximately 6,658,150 shares of our common stock. We used approximately $12.6 million of the net proceeds from the offering of the notes to pay the cost of the capped call transaction.

Information regarding the offering of our 3.625% convertible senior notes due 2011, the shares of our common stock issuable upon conversion of the notes, and the capped call transaction is set forth in our Current Report on Form 8-K dated October 5, 2006 and filed with the SEC on October 12, 2006, and is incorporated herein by reference.

Repurchase of Equity Securities

In February 2006, our Board of Directors authorized a new 10 million share repurchase program. This program replaces our previous 11 million share repurchase program (of which 1,180,737 shares were available for repurchase) and authorizes the repurchase of our common stock in open market purchases, in block purchases, privately negotiated transactions, or otherwise. As reflected in the table below, no shares of common stock were repurchased under this program or otherwise during the quarter ended September 30, 2006.

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				10,000,000
July 1, 2006 through July 31, 2006	0	N/A	0	10,000,000
August 1, 2006 through August 31, 2006	0	N/A	0	10,000,000
September 1, 2006 through September 30, 2006	0	N/A	0	10,000,000
Balance as of September 30, 2006	0	N/A	0	10,000,000

Item 5.                        OTHER INFORMATION

Effective December 31, 2006, Christopher D. Genry will resign as our Executive Vice President-Corporate Strategy. A copy of the separation agreement entered into and dated as of November 9, 2006 between us and Mr. Genry is attached hereto as Exhibit 10.3 and is incorporated herein by reference.

As previously reported in our Current Report on Form 8-K dated October 13, 2006 and filed with the Securities and Exchange Commission on October 19, 2006, our Board of Directors amended and restated our bylaws effective October 13, 2006 to include, among other things, a new Section 2.11 governing the procedures by which securityholders may nominate persons to our Board of Directors. A copy of our Amended and Restated Bylaws (as amended through October 13, 2006), including the provisions of the new Section 2.11, is attached as Exhibit 3.1 to our Current Report on Form 8-K dated October 13, 2006 and is incorporated herein by reference.

Item 6.                        EXHIBITS

The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED DOMINION REALTY TRUST, INC.
(registrant)
Date: November 9, 2006	/s/ MICHAEL A. ERNST
Michael A. Ernst Executive Vice President and Chief Financial Officer
Date: November 9, 2006	/s/ DAVID L. MESSENGER
David L. Messenger Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1

Amended and Restated Bylaws (as amended through October 13, 2006) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 13, 2006 and filed with the SEC on October 19, 2006 (Commission File No. 1-10524)).

4.1

Registration Rights Agreement dated October 12, 2006, among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 5, 2006 and filed with the SEC on October 12, 2006 (Commission File No. 1-10524)).

4.2

Form of 3.625% Convertible Senior Note due 2011 (incorporated by reference to Exhibit A to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 5, 2006 and filed with the SEC on October 12, 2006 (Commission File No. 1-10524)).

10.1

Indenture dated October 12, 2006, between United Dominion Realty Trust, Inc. and U.S. Bank National Association, as the Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 5, 2006 and filed with the SEC on October 12, 2006 (Commission File No. 1-10524)).

10.2

Form of Indemnification Agreement by and between the Company and Michael A. Ernst (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 2, 2006 and filed with the SEC on May 8, 2006 (Commission File No. 1-10524)).

10.3	Separation Agreement dated November 9, 2006 by and between the Company and Christopher D. Genry.
12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.