Form 10-K
period 2006-12-31
UNITED DOMINION REALTY TRUST INC
filed 2007-03-01
CIK 74208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to

Commission file number 1-10524
UNITED DOMINION REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	54-0857512 (I.R.S. Employer Identification No.)

1745 Shea Center Drive, Suite 200, Highlands Ranch, Colorado 80129
(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (720) 283-6120

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value Preferred Stock Purchase Rights 8.60% Series B Cumulative Redeemable Preferred Stock 8.50% Monthly Income Notes Due 2008	New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange

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

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the shares of common stock held by non-affiliates on June 30, 2006 was approximately $3.7 billion. This calculation excludes shares of common stock held by the registrant’s officers and directors and each person known by the registrant to beneficially own more than 5% of the registrant’s outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose. As of February 20, 2007 there were 135,544,953 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 8, 2007.

PART I

Item 1.	BUSINESS

General

United Dominion Realty Trust, Inc. is a self administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities nationwide. At December 31, 2006, our apartment portfolio included 242 communities located in 33 markets, with a total of 70,339 completed apartment homes. In addition, we had five apartment communities under development.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code. To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gain) to our stockholders. As a qualified REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on our net income to the extent we distribute such net income to our stockholders. In 2006, we declared total distributions of $1.25 per common share to our stockholders, which represents our 30th year of consecutive dividend increases to our stockholders.

We were formed in 1972 as a Virginia corporation. In June 2003, we changed our state of incorporation from Virginia to Maryland. Our corporate headquarters is located at 400 East Cary Street, Richmond, Virginia. Our principal executive offices are located at 1745 Shea Center Drive, Suite 200, Highlands Ranch, Colorado. As of February 20, 2007, we had 1,809 full-time employees and 127 part-time employees.

Our subsidiaries include two operating partnerships, Heritage Communities L.P., a Delaware limited partnership, and United Dominion Realty L.P., a Delaware limited partnership. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” “the company,” or “UDR” refer collectively to United Dominion Realty Trust, Inc. and its subsidiaries.

2006 Accomplishments

•	We increased our common stock dividend for the 30th consecutive year.

•	We completed over $1.2 billion of capital transactions in 2006.

•	We authorized a new 10 million share repurchase program that replaced our previous 11 million share repurchase program.

•	We acquired 2,763 apartment homes in eight communities for approximately $327.5 million and two parcels of land for $19.9 million.

•	We completed the disposition of 24 apartment communities with 7,653 apartment homes for an aggregate sales price of approximately $444.9 million. In addition, we sold 384 condominiums within four communities for a total consideration of $72.1 million.

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

Acquisitions

During 2006, using the proceeds from our disposition program, as well as debt offerings, we acquired eight communities with 2,763 apartment homes at a total cost of approximately $327.5 million, including the assumption of secured debt. In addition, we purchased two parcels of land for $19.9 million.

When evaluating potential acquisitions, we consider:

•	research in the following areas: population growth, cost of alternative housing, overall potential for economic growth and the tax and regulatory environment of the community in which the property is located,

•	geographic location, including proximity to our existing communities which can deliver significant economies of scale,

•	construction quality, condition and design of the community,

•	current and projected cash flow of the property and the ability to increase cash flow,

•	potential for capital appreciation of the property,

•	ability to increase the value and profitability of the property through upgrades and repositioning,

•	terms of resident leases, including the potential for rent increases,

•	occupancy and demand by residents for properties of a similar type in the vicinity,

•	prospects for liquidity through sale, financing, or refinancing of the property, and

•	competition from existing multifamily communities and the potential for the construction of new multifamily properties in the area.

The following table summarizes our apartment acquisitions and our year-end ownership position for the past five years (dollars in thousands):

	2006	2005	2004	2003	2002

Homes acquired	2,763	2,561	8,060	5,220	4,611
Homes owned at December 31	70,339	74,875	78,855	76,244	74,480
Total real estate owned, at carrying value	$5,820,122	$5,512,424	$5,243,296	$4,351,551	$3,967,483

Dispositions

We regularly monitor and adjust our assets to increase the quality and performance of our portfolio. During 2006, we sold over 7,600 of our slower growing, non-core apartment homes while exiting some markets in an effort to increase the quality and performance of our portfolio. Proceeds from the disposition program were used primarily to reduce debt and fund acquisitions.

Factors we consider in deciding whether to dispose of a property include:

•	current market price for an asset compared to projected economics for that asset,

•	potential increases in new construction in the market area,

•	areas where the economy is not expected to grow substantially, and

•	markets where we do not intend to establish long-term concentration.

At December 31, 2006, we had two communities with a total of 475 apartment homes, one community with a total of 320 condominiums, one commercial unit, and one parcel of land classified as real estate held for disposition. We are in the market for replacement properties that will correspond with our expected sales activity to prevent dilution to earnings.

Upgrading and Development Activities

During 2006, we continued to reposition properties in targeted markets where we concluded there was an opportunity to add value and achieve greater than inflationary increases in rents over the long term. In 2006, we spent $21.6 million on five development projects that are expected to be completed in 2007 and 2008. Revenue enhancing capital expenditures, including kitchen and bath renovations, and other extensive interior upgrades totaled $144.1 million or $2,002 per home for the year ended December 31, 2006. In addition, we spent $37.0 million on major renovation projects that included major structural changes and/or architectural revisions to existing buildings and the wiring and/or re-plumbing of an entire building.

The following wholly owned projects were under development as of December 31, 2006:

	Number of	Completed	Cost to	Budgeted	Estimated	Expected
	Apartment	Apartment	Date	Cost	Cost	Completion
	Homes	Homes	(In thousands)	(In thousands)	Per Home	Date

2000 Post — Phase III
San Francisco, CA	24	24	$10,254	$11,000	$458,300	1Q07
Villas at Ridgeview Townhomes
Plano, TX	48	—	7,022	10,000	208,300	3Q07
Ridgeview Apartments
Plano, TX	202	—	8,296	18,000	89,100	3Q07
Northwest Houston — Phase I
Houston, TX	320	—	4,421	22,000	68,800	2Q08
Lincoln Towne Square — Phase II
Plano, TX	302	—	4,384	26,000	86,100	3Q08

	896	24	$34,377	$87,000	$97,100

In addition, we owned five parcels of land held for future development aggregating $35.4 million at December 31, 2006.

The following consolidated joint venture projects were under development as of December 31, 2006:

	Number of	Completed	Cost to	Budgeted	Estimated	Expected
	Apartment	Apartment	Date	Cost	Cost	Completion
	Homes	Homes	(In thousands)	(In thousands)	Per Home	Date

Jefferson at Marina del Rey
Marina del Rey, CA	298	—	$76,601	$138,000	$463,100	2Q08
Ashwood Commons
Bellevue, WA	271	—	23,660	97,000	357,900	4Q08
Bellevue Plaza
Bellevue, WA	400	—	34,220	135,000	270,000	4Q09

	969	—	$134,481	$370,000	$381,800

Financing Activities

As part of our plan to strengthen our capital structure, we utilized proceeds from dispositions, debt and equity offerings and refinancings to extend maturities, pay down existing debt, and acquire apartment communities. The following is a summary of our major financing activities in 2006:

•	Repaid $70.3 million of secured debt and $138.8 million of unsecured debt.

•	Authorized a new 10 million share repurchase program in February 2006. This program replaces our previous 11 million share repurchase program under which we repurchased approximately 10 million shares.

•	Sold $125 million aggregate principal amount of 6.05% senior unsecured notes due June 2013 in June 2006 under our medium-term note program. The net proceeds of approximately $124 million were used for debt repayment.

•	Sold $250 million aggregate principal amount of 3.625% convertible senior unsecured notes due 2011 in October 2006. The net proceeds of approximately $245 million were used for the repayment of indebtedness under our revolving credit facility, the cost of a capped call transaction, and for other general corporate purposes. The capped call instrument effectively increased the conversion premium to 40%.

Markets and Competitive Conditions

At December 31, 2006, we owned 242 apartment communities in 33 markets in 16 states. When comparing fourth quarter 2006 to the same period in the prior year, 90% of the portfolio generated positive revenue growth and 75% of the portfolio generated positive net operating income growth. We have a geographically diverse portfolio and we believe that this diversification increases investment opportunity and decreases the risk associated with cyclical local real estate markets and economies, thereby increasing the stability and predictability of our earnings.

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

In many of our markets, competition for new residents is intense. Some competing communities offer features that our communities do not have. Competing communities can use concessions or lower rents to obtain temporary competitive advantages. Also, some competing communities are larger or newer than our communities. The competitive position of each community is different depending upon many factors including sub-market supply and demand. In addition, other real estate investors compete with us to acquire existing properties and to develop new properties. These competitors include insurance companies, pension and investment funds, developer partnerships, investment companies and other apartment REITs. This competition could increase prices for properties of the type that we would likely pursue, and our competitors may have greater resources, or lower capital costs, than we do.

We believe that, in general, we are well-positioned to compete effectively for residents and investments. We believe our competitive advantages include:

•	a fully integrated organization with property management, development, acquisition, marketing and financing expertise,

•	scalable operating and support systems,

•	purchasing power,

•	geographic diversification with a presence in 33 markets across the country, and

•	significant presence in many of our major markets that allows us to be a local operating expert.

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

Communities

At December 31, 2006, our apartment portfolio included 242 communities having a total of 70,339 completed apartment homes. In addition, we had five apartment communities under development. The overall quality of our portfolio has significantly improved since 2001 with the disposition of non-core apartment homes and our upgrade and rehabilitation program. The upgrading of the portfolio provides several key benefits related to portfolio profitability. It enables us to raise rents more significantly and to attract residents with higher levels of disposable income who are more likely to accept the transfer of expenses, such as water and sewer costs, from the landlord to the resident. In addition, it potentially reduces recurring capital expenditures per apartment home, and therefore should result in increased cash flow.

Same Community Comparison

For 2006, same community property operating income increased 8.6% or $30.4 million compared to 2005. The increase in property operating income was primarily attributable to a 6.0% or $34.2 million increase in revenues from rental and other income that was offset by a 1.8% or $3.9 million increase in operating expenses. The increase in revenues from rental and other income was primarily driven by a 4.9% or $28.4 million increase in rental rates, a 17.6% or $2.2 million decrease in concession expense, and a 12.5% or $5.0 million increase in utility reimbursement income and fee income. Physical occupancy increased 0.1% to 94.7%.

The increase in property operating expenses was primarily driven by a 15.8% or $1.6 million increase in insurance costs, a 4.4% or $1.5 million increase in utility costs, a 2.8% or $1.5 million increase in personnel costs, a 1.1% or $0.4 million increase in repair and maintenance expenses, and a 0.5% or $0.3 million increase in real estate taxes. These increases in operating expenses were partially offset by a 6.0% or $1.2 million decrease in administrative and marketing expenses.

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

Tax Matters

We have elected to be taxed as a REIT under the Code. To continue to qualify as a REIT, we must continue to meet certain tests that, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than net capital gains) to our stockholders. Provided we maintain our qualification as a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on our net income to the extent such net income is distributed to our stockholders. Even if we continue to qualify as a REIT, we will continue to be subject to certain federal, state and local taxes on our income and property.

We may utilize taxable REIT subsidiaries to engage in activities that REITs may be prohibited from performing, including the provision of management and other services to third parties and the conduct of certain nonqualifying real estate transactions. Taxable REIT subsidiaries generally are taxable as regular corporations and therefore are subject to federal, state and local income taxes.

Inflation

Substantially all of our leases are for a term of one year or less, which may enable us to realize increased rents upon renewal of existing leases or the beginning of new leases. Such short-term leases generally minimize the risk to us of the adverse effects of inflation, although as a general rule these leases permit residents to leave at the end of the lease term without penalty. Short-term leases and relatively consistent demand allow rents to provide an attractive hedge against inflation.

Environmental Matters

Various environmental laws govern certain aspects of the ongoing operation of our communities. Such environmental laws include those regulating the existence of asbestos-containing materials in buildings, management of surfaces with lead-based paint (and notices to residents about the lead-based paint), use of active underground petroleum storage tanks, and waste-management activities. The failure to comply with such requirements could subject us to a government enforcement action and/or claims for damages by a private party.

To date, compliance with federal, state and local environmental protection regulations has not had a material effect on our capital expenditures, earnings or competitive position. We have a property management plan for hazardous materials. As part of the plan, Phase I environmental site investigations and reports have been completed for each property we acquire. In addition, all proposed acquisitions are inspected prior to acquisition. The inspections are conducted by qualified environmental consultants, and we review the issued report prior to the purchase or development of any property. Nevertheless, it is possible that our environmental assessments will not reveal all environmental liabilities, or that some material environmental liabilities exist of which we are unaware. In some cases, we have abandoned otherwise economically attractive acquisitions because the costs of removal or control of hazardous materials have been prohibitive or we have been unwilling to accept the potential risks involved. We do not believe we will be required to engage in any large-scale abatement at any of our properties. We believe that through professional environmental inspections and testing for asbestos, lead paint and other hazardous materials, coupled with a relatively conservative posture toward accepting known environmental risk, we can minimize our exposure to potential liability associated with environmental hazards.

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

Executive Officers of the Company

The following table sets forth information about our executive officers as of February 20, 2007. The executive officers listed below serve in their respective capacities at the discretion of our board of directors.

Name	Age	Office	Since

Thomas W. Toomey	46	Chief Executive Officer — President and Director	2001
W. Mark Wallis	56	Senior Executive Vice President	2001
Michael A. Ernst	46	Executive Vice President & Chief Financial Officer	2006
Martha R. Carlin	44	Executive Vice President — Operations	2001
Richard A. Giannotti	51	Executive Vice President — Asset Quality	1985
Matthew T. Akin	39	Senior Vice President — Acquisitions & Dispositions	1994
Lester C. Boeckel	58	Senior Vice President — Condominiums	2001
Mark M. Culwell, Jr.	55	Senior Vice President — Development	2006
Erin Ditto O’Brien	37	Senior Vice President — Director Property Operations	1996
Patrick S. Gregory	57	Senior Vice President & Chief Information Officer	1997
David L. Messenger	36	Senior Vice President & Chief Accounting Officer	2002
Thomas A. Spangler	46	Senior Vice President — Business Development	1998
S. Douglas Walker	51	Senior Vice President — Transactions	2006
Mary Ellen Norwood	52	Vice President — Legal Administration & Secretary	2001
Thomas P. Simon	46	Vice President & Treasurer	2006

Set forth below is certain biographical information about our executive officers.

Mr. Toomey spearheads the vision and strategic direction of the company and oversees its executive officers. He joined us in February 2001 as President, Chief Executive Officer and Director. Prior to joining us, Mr. Toomey was with Apartment Investment and Management Company (AIMCO) from January 1996 until February 2001, where he served as Chief Operating Officer for two years and Chief Financial Officer for four years. During his tenure at AIMCO, Mr. Toomey was instrumental in the growth of AIMCO from 34,000 apartment homes to 360,000 apartment homes. He has also served, from 1990 to 1995, as a Senior Vice President and Treasurer at Lincoln Property Company, a national real estate development, property management and real estate consulting company. Mr. Toomey began his career at Arthur Andersen & Co. serving real estate and banking clients as an Audit Manager. He currently serves as a member of the boards of the National Association of Real Estate Investment Trusts and the National Multihousing Council, and he serves as a consultant to the Homeland Security Task Force of the Real Estate Roundtable and Chairman of the Pandemic Flu Preparedness Committee of the Real Estate Roundtable.

Mr. Wallis oversees the areas of acquisitions, dispositions, condominium conversions, asset quality and development. He joined us in April 2001 as Senior Executive Vice President responsible for acquisitions, dispositions, legal and certain administrative matters. Since that time, his focus has shifted to acquisitions, dispositions, asset quality, condominium conversions and development. Prior to joining us, Mr. Wallis was the

President of Golden Living Communities, a company he established in 1995 to develop senior housing. During his tenure at Golden Living, Mr. Wallis was involved in the development of eight communities containing over 1,200 assisted and independent living apartments. From 1980 to 1995, Mr. Wallis was Executive Vice President of Finance and Administration at Lincoln Property Company where he handled interim and permanent financing for office, retail, multi-family and mixed-use developments. His responsibilities also included the negotiation of acquisitions, dispositions, and management contracts, and oversaw the direction of the national accounting and computer services divisions. Prior to joining Lincoln, Mr. Wallis served as Vice President of Finance for Folsom Investments, Inc., a large diversified real estate developer. Mr. Wallis began his career as an auditor at Alford, Meroney and Company, a Dallas CPA firm.

Mr. Ernst oversees the areas of corporate accounting, financial planning and analysis, investor relations, treasury operations, tax and property tax administration, risk management, SEC reporting and legal administration. He joined us in July 2006 as Executive Vice President and Chief Financial Officer. Prior to joining us, Mr. Ernst was with Prentiss Properties Trust (Prentiss), where he most recently served as Executive Vice President and Chief Financial Officer. He joined Prentiss in 1997 in the role of Vice President and Treasurer, and was promoted to Senior Vice President and Chief Financial Officer in 1999, and then to Executive Vice President and Chief Financial Officer in 2001. During his tenure at Prentiss, Mr. Ernst was involved in the development of corporate strategy, was active in corporate mergers and acquisitions activity and structured in excess of $3.5 billion in capital transactions. He was a member of Prentiss’s investment committee and was responsible for corporate and property accounting, capital markets, investor relations and financial planning and analysis. Prior to that, Mr. Ernst worked for Nations Bank, now Bank of America, where he was a Senior Vice President in their real estate finance group.

Ms. Carlin oversees all operations, including property operations, human resources, technology, internet strategy and business development. She joined the company in March 2001 as Senior Vice President responsible for operational efficiencies and revenue enhancement. She was promoted to Senior Vice President, Director of Property Operations in 2004 and to Executive Vice President, Director of Property Operations in 2005. Ms. Carlin was Senior Vice President of Operations for opsXchange, Inc., a real estate procurement technology developer, from 1999 until March 2001. Prior to that, Ms. Carlin was with Apartment Investment and Management Company, from 1996 through 1999, where she served as Senior Vice President of Ancillary Services, President of Buyers Access and was involved in Dispositions and Secured Financing. Ms. Carlin began her accounting career as a member of Arthur Andersen’s Real Estate Services Group.

Mr. Giannotti oversees redevelopment projects in the mid-Atlantic region. He joined us in September 1985 as Director of Development and Construction. He was elected Assistant Vice President in 1988, Vice President in 1989, and Senior Vice President in 1996. In 1998, he was assigned the additional responsibilities of Director of Development for the Eastern Region. In 2003 Mr. Giannotti was promoted to Executive Vice President — Asset Quality to manage the company’s Asset Quality program and to be responsible for the direction of recurring capital expenditures for asset preservation, initial capital expenditures relating to acquisitions and redevelopment projects. In 2006 Mr. Giannotti’s responsibilities shifted to focus on acquisition efforts and development projects in the mid-Atlantic region as well as redevelopment projects.

Mr. Akin oversees our acquisition and disposition efforts. He joined us in 1996 in connection with the merger with SouthWest Property Trust, where he had been a Financial Analyst since 1994. He was promoted to Due Diligence Analyst in April 1998 and to Asset Manager for the Western Region in 1999. Mr. Akin was promoted to Vice President, Senior Business Analyst in September 2000 and his focus shifted to acquisitions for the Western Region. In May 2004 he was promoted to Vice President — Acquisitions, and in August 2006 he was promoted to Senior Vice President — Acquisitions and Dispositions. Prior to joining SouthWest Property Trust, Mr. Akin was with Lexford Properties from 1989 to 1994, where he began as Staff Accountant and was promoted to Assistant Controller.

Mr. Boeckel oversees the conversion of existing apartment properties, the acquisition of properties for conversion, and the development of condominium communities. He joined us in July 2001 as Vice President of Dispositions and Acquisitions and was promoted in February 2002 to Senior Vice President — Dispositions and Acquisitions. His title was changed to Senior Vice President — Condominiums in December of 2004,

when his focus shifted from acquisitions and dispositions to condo conversions and the development of multi-family for-sale housing. Prior to joining us, Mr. Boeckel was with Apartment Investment and Management Company (AIMCO), from 1998 to 2001. Mr. Boeckel served as Regional Vice President, a position with operating responsibilities for a portfolio of 12,000 apartment homes, and as Senior Vice President of Asset Management. Before joining AIMCO, Mr. Boeckel had over 20 years of real estate experience with various firms, including a national multi-family development company, a pension fund advisor, a regional investment banking firm and several national apartment syndication firms.

Mr. Culwell oversees all aspects of in-house development, joint venture development and pre-sale opportunities. He joined us in June 2006 as Senior Vice President — Development. Prior to joining us, Mr. Culwell served as Regional Vice President of Development for Gables Residential, where he established a $300 million pipeline of new development and redevelopment opportunities. Before joining Gables Residential, Mr. Culwell had over 30 years of real estate experience, including working for Elsinore Group, LLC, Lexford Residential Trust, Cornerstone Housing Corporation and Trammell Crow Residential Company, where his development and construction responsibilities included site selection and acquisition, construction oversight, asset management, as well as obtaining financing for acquisitions and rehabilitations. Mr. Culwell began his career, in Houston, as a broker with Vallone and Associates Real Estate Brokerage.

Ms. O’Brien oversees our property operations. She joined us in 1996 as a Community Director and in 1997 she was promoted to Assistant Vice President, District Manager for our Greensboro, North Carolina portfolio. In 2001, Ms. O’Brien joined a real estate company headquartered in Greensboro as a Regional Manager, and then returned to UDR the same year as a Pricing Manager. In June 2002, she was promoted to the position of District Manager, and in October 2003 she was promoted to Vice President-Operations, which encompassed all of North Carolina except Charlotte. In November 2004, she was promoted to Vice President-Operations, which expanded her responsibilities to the entire portfolio. In January 2007, she was promoted to Senior Vice President-Property Operations. Prior to joining us, Ms. O’Brien served as a Property Manager, a Leasing Director and a Regional Marketing Director for several national multi-family housing companies, where her focus was primarily on the development of marketing plans and troubleshooting for underperforming properties.

Mr. Gregory oversees all aspects of our Technology Management. He joined us in March 1997 as Vice President, Chief Information Officer, responsible for the planning and management of all Information Services related activities, including systems development, network operations, training, enterprise applications and end user support. In 1999, Mr. Gregory was promoted to Senior Vice President, Chief Information Officer. In addition to oversight of Information Services, his responsibilities include the development of a strategic technology plan for the company and ensuring that the company’s technology supports the company’s strategic business goals as well as the day-to-day operational needs. Prior to joining us, Mr. Gregory was with Crestar Bank for over 20 years, where he began as a Training Manager, managing the technical training for the Information Systems professionals. He was promoted to Solution Center Manager, where he managed the introduction and assimilation of fourth generation languages, personal computers, personal productivity software and local area networks; to Internet Developer, where he researched new technologies and developed internet-based applications, and identified new technologies that would lower costs and improve services to both internal and external customers.

Mr. Messenger oversees all aspects of our accounting functions. He joined us in August 2002 as Vice President and Controller. In that role, Mr. Messenger was responsible for SEC reporting, Sarbanes-Oxley compliance and supervision of all accounting functions. In March 2006, Mr. Messenger was promoted to Vice President and Chief Accounting Officer. In January 2007, Mr. Messenger was promoted to Senior Vice President and Chief Accounting Officer. Prior to joining us, Mr. Messenger was owner and President of TRC Management Company, a restaurant management company, in Chicago. He has worked as a Controller at HMS Resource, Inc. Mr. Messenger began his career with Ernst & Young LLP, as a manager in their Chicago real estate division.

Mr. Spangler oversees internal audit, utilities management, procurement and non-rental revenue programs. He joined us in August 1998 as Assistant Vice President, Operational Planning and Asset Management, and

was promoted to Vice President, Director of Operational Planning and Asset Management that same year. He was promoted to Senior Vice President — Business Development in February 2003. Prior to joining us, Mr. Spangler served for nine years as an Asset Manager for Summit Enterprises, Inc. of Virginia, a private investment management firm, where he oversaw a portfolio consisting of agricultural, commercial, mixed-use commercial, industrial and residential properties.

Mr. Walker oversees our Asset Quality, Kitchen & Bath and “Green Building” programs in addition to all non-residential owned and leased real estate. He joined us in May 2006 as Senior Vice President — Transactions. Prior to joining us, Mr. Walker served as a consultant to the multi-family industry. He served as President of Harwood Pacific, a Dallas-based developer of mixed-use high-rise office projects. He was also President of Harwood Management, a division of Harwood International, from 1994 to 2002, where he was responsible for operations of an $800 million portfolio of properties in Europe and the U.S.

Ms. Norwood oversees our legal department, coordinates outside legal services and is our Corporate Secretary. She joined us in August 2001 as Vice President — Legal Administration and Corporate Secretary. Prior to joining us, Ms. Norwood was employed by Centex Corporation in various legal capacities for 15 years, the most recent of which was as its Legal Administrator. Centex is a New York Stock Exchange listed company that operates in the home building, financial services, construction products, construction services and investment real estate business segments.

Mr. Simon oversees capital markets and treasury management. He joined us in October 2006 as Vice President and Treasurer. Prior to joining us, Mr. Simon was with Prentiss Properties Trust (Prentiss) where he most recently served as Senior Vice President and Treasurer. Mr. Simon’s tenure at Prentiss began in 1985 when he joined Cadillac Fairview US, a publicly-held precursor to Prentiss, in the role of tax analyst. In 1987 he was promoted to Corporate Controller, to Vice President Accounting in 1992, and to Senior Vice President and Chief Accounting Officer in 1999. In May 2004 Mr. Simon took over the role of Senior Vice President and Treasurer. During his tenure at Prentiss, Mr. Simon was responsible for the design and implementation of new accounting systems; project leader for the implementation of Sarbanes Oxley; negotiation of construction financing, property level financing, corporate financings and interest rate hedge transactions. He was integrally involved in the merger of Prentiss with Brandywine Realty Trust, including the transfer, pay-off, or defeasance of the Prentiss debt portfolio. Mr. Simon began his career at Fox & Company, now Grant Thornton, as a tax accountant.

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

NYSE Certification

On May 19, 2006, our Chief Executive Officer submitted to the New York Stock Exchange the annual certification required by Section 303A.12(a) of the NYSE Listed Company Manual regarding our compliance with NYSE corporate governance listing standards. In addition, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2, respectively, to this Report.

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

New Acquisitions, Developments and Condominium Projects May Not Achieve Anticipated Results.  We intend to continue to selectively acquire apartment communities that meet our investment criteria and to develop apartment communities for rental operations, to convert properties into condominiums and to develop condominium projects. Our acquisition, development and condominium activities and their success are subject to the following risks:

•	an acquired apartment community may fail to perform as we expected in analyzing our investment, or a significant exposure related to the acquired property may go undetected during our due diligence procedures,

•	when we acquire an apartment community, we often invest additional amounts in it with the intention of increasing profitability. These additional investments may not produce the anticipated improvements in profitability,

•	new developments may not achieve pro forma rents or occupancy levels, or problems with construction or local building codes may delay initial occupancy dates for all or a portion of a development community, and

•	an over supply of condominiums in a given market may cause a decrease in the prices at which we expect to sell condominium properties.

Possible Difficulty of Selling Apartment Communities Could Limit Operational and Financial Flexibility.  We periodically dispose of apartment communities that no longer meet our strategic objectives. Market conditions could change and purchasers may not be willing to pay prices acceptable to us. A weak market may limit our ability to change our portfolio promptly in response to changing economic conditions. Furthermore, a significant portion of the proceeds from our overall property sales may be held by intermediaries in order for some sales to qualify as like-kind exchanges under Section 1031 of the Code, so that any related capital gain can be deferred for federal income tax purposes. As a result, we may not have immediate access to all of the cash flow generated from our property sales. In addition, federal tax laws limit our ability to profit on the sale of communities that we have owned for fewer than four years, and this limitation may prevent us from selling communities when market conditions are favorable.

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

Financing May Not Be Available and Could Be Dilutive.  Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common and preferred equity. Debt or equity financing may not be available in sufficient amounts, on favorable terms or at all. If we issue additional equity securities to finance developments and acquisitions instead of incurring debt, the interests of our existing stockholders could be diluted.

Development and Construction Risks Could Impact Our Profitability.  We intend to continue to develop and construct apartment communities. Development activities may be conducted through wholly owned affiliated companies or through joint ventures with unaffiliated parties. Our development and construction activities may be exposed to the following risks:

•	we may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, which could result in increased development costs and could require us to abandon our activities entirely with respect to a project for which we are unable to obtain permits or authorizations,

•	if we are unable to find joint venture partners to help fund the development of a community or otherwise obtain acceptable financing for the developments, our development capacity may be limited,

•	we may abandon development opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring such opportunities,

•	we may be unable to complete construction and lease-up of a community on schedule, or incur development or construction costs that exceed our original estimates, and we may be unable to charge rents that would compensate for any increase in such costs,

•	occupancy rates and rents at a newly developed community may fluctuate depending on a number of factors, including market and economic conditions, preventing us from meeting our profitability goals for that community, and

•	when we sell homes or properties that we developed or renovated to third parties, we may be subject to warranty or construction defect claims that are uninsured or exceed the limits of our insurance.

Construction costs have been increasing in our existing markets, and the costs of upgrading acquired communities have, in some cases, exceeded our original estimates. We may experience similar cost increases in the future. Our inability to charge rents that will be sufficient to offset the effects of any increases in these costs may impair our profitability.

Some Potential Losses Are Not Covered by Insurance.  We maintain insurance policies covering our property and operating activities which are of the type and in amounts we believe are reasonable and appropriate to cover our business. There are, however, certain types of extraordinary losses for which we may not have insurance, including certain extraordinary losses resulting from environmental damage or successive natural disasters or other catastrophes. Accordingly, we may sustain uninsured losses due to insurance deductibles, self-insured retention, uninsured claims or casualties, or losses in excess of applicable coverage.

We may not be able to renew insurance coverage in an adequate amount or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts and mold, or, if offered, these types of insurance may be prohibitively expensive. If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Material losses in excess of insurance proceeds may occur in the future. If one or more of our significant properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Such events could adversely affect our cash flow and ability to make distributions to stockholders.

Failure to Succeed in New Markets May Limit Our Growth.  We may make acquisitions outside of our existing market areas if appropriate opportunities arise. We may be exposed to a variety of risks if we choose to enter new markets, and we may not be able to operate successfully in new markets. These risks include, among others:

•	inability to accurately evaluate local apartment market conditions and local economies,

•	inability to obtain land for development or to identify appropriate acquisition opportunities,

•	inability to hire and retain key personnel, and

•	lack of familiarity with local governmental and permitting procedures.

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities.  We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of December 31, 2006, we had approximately $492.5 million of variable rate indebtedness outstanding, which constitutes approximately 15% of our total outstanding indebtedness as of such date. An increase in interest rates would increase our interest expenses to the extent our variable rate debt is not hedged effectively, and it would increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of our common and preferred stock and debt securities.

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

We Would Incur Adverse Tax Consequences if We Fail to Qualify as a REIT.   We have elected to be taxed as a REIT under the Code. Our qualification as a REIT requires us to satisfy numerous requirements, some on an annual and quarterly basis, established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. We intend that our current organization and method of operation enable us to continue to qualify as a REIT, but we may not so qualify or we may not be able to remain so qualified in the future. In addition, U.S. federal income tax laws governing REITs and other corporations and the administrative interpretations of those laws may be amended at any time, potentially with retroactive effect. Future legislation, new regulations, administrative interpretations or court decisions could adversely affect our ability to qualify as a REIT or adversely affect our stockholders.

If we fail to qualify as a REIT in any taxable year, and applicable relief provisions under the Code were not available, we would be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, and would not be allowed to deduct dividends paid to our stockholders in computing our taxable income. Also, unless the Internal Revenue Service, or “IRS,” granted us relief under certain statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year in which we first failed to qualify. The additional tax liability from the failure to qualify as a REIT would reduce or eliminate the amount of cash available for investment or distribution to our stockholders. This would likely have a significant adverse effect on the value of our securities and our ability to raise additional capital. In addition, we would no longer be required to make distributions to our stockholders. Even if we continue to qualify as a REIT, we will continue to be subject to certain federal, state and local taxes on our income and property.

We May Conduct a Portion of Our Business Through Taxable REIT Subsidiaries, Which are Subject to Certain Tax Risks.  We have established taxable REIT subsidiaries in which we conduct a portion of our business. Despite our qualification as a REIT, our taxable REIT subsidiaries must pay income tax on their taxable income. In addition, we must comply with various tests to continue to qualify as a REIT for U.S. federal income tax purposes, and our income from and investments in our taxable REIT subsidiaries generally do not constitute permissible income and investments for these tests. While we will attempt to ensure that our dealings with our taxable REIT subsidiaries will not adversely affect our REIT qualification, we cannot provide assurance that we will successfully achieve that result. Furthermore, we may be subject to a 100% penalty tax, we may jeopardize our ability to retain future gains on real property sales, or our taxable REIT subsidiaries may be denied deductions, to the extent our dealings with our taxable REIT subsidiaries are not deemed to be arm’s length in nature or are otherwise not respected.

Certain Property Transfers May Generate Prohibited Transaction Income, Resulting in a Penalty Tax on Gain Attributable to the Transaction.  From time to time, we may transfer or otherwise dispose of some of our properties. Under the Code, any gain resulting from transfers of properties that we hold as inventory or primarily for sale to customers in the ordinary course of business would be treated as income from a prohibited transaction subject to a 100% penalty tax. Since we acquire properties for investment purposes, we do not believe that our occasional transfers or disposals of property are prohibited transactions. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The IRS may contend that certain transfers or disposals of properties by us are prohibited transactions. If the IRS were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, then we would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction and we may jeopardize our ability to retain future gains on real property sales. In addition, income from a prohibited transaction might adversely affect our ability to satisfy the income tests for qualification as a REIT for U.S. federal income tax purposes.

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

Property Ownership Through Joint Ventures May Limit Our Ability to Act Exclusively in Our Interest.  We have in the past and expect in the future to develop and acquire properties in joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. As a result, we could become engaged in a dispute with one or more of our joint venture partners that might affect our ability to operate a jointly-owned property. Moreover, joint venture partners may have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, joint venture partners may have competing interests in our markets that could create conflicts of interest.

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

Limitations on Share Ownership and Limitations on the Ability of Our Stockholders to Effect a Change in Control of Our Company May Prevent Takeovers That are Beneficial to Our Stockholders.  One of the requirements for maintenance of our qualification as a REIT for U.S. federal income tax purposes is that no more than 50% in value of our outstanding capital stock may be owned by five or fewer individuals, including entities specified in the Code, during the last half of any taxable year. Our charter contains ownership and transfer restrictions relating to our stock primarily to assist us in complying with this and other REIT ownership requirements; however, the restrictions may have the effect of preventing a change of control, which does not threaten REIT status. These restrictions include a provision that generally limits ownership by any person of more than 9.9% of the value of our outstanding equity stock, unless our board of directors exempts the person from such ownership limitation, provided that any such exemption shall not allow the person to exceed 13% of the value of our outstanding equity stock. These provisions may have the effect of delaying, deferring or preventing someone from taking control of us, even though a change of control might involve a premium price for our stockholders or might otherwise be in our stockholders’ best interests.

Under the terms of our shareholder rights plan, our board of directors can, in effect, prevent a person or group from acquiring more than 15% of the outstanding shares of our common stock. Unless our board of directors approves the person’s purchase, after that person acquires more than 15% of our outstanding common stock, all other stockholders will have the right to purchase securities from us at a price that is less than their then fair market value. Purchases by other stockholders would substantially reduce the value and influence of the shares of our common stock owned by the acquiring person. Our board of directors, however, can prevent the shareholder rights plan from operating in this manner. This gives our board of directors significant discretion to approve or disapprove a person’s efforts to acquire a large interest in us. Additional information regarding our shareholder rights plan is set forth in Note 6 in the Notes to Consolidated Financial Statement included elsewhere in this Report.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

At December 31, 2006, our apartment portfolio included 242 communities located in 33 markets, with a total of 70,339 completed apartment homes. In addition, we had five apartment communities under development. We own approximately 53,000 square feet of office space in Richmond, Virginia, for our corporate offices and we lease approximately 11,000 square feet of office space in Highlands Ranch, Colorado, for our principal executive offices. The table below sets forth a summary of our real estate portfolio by geographic market at December 31, 2006.

SUMMARY OF REAL ESTATE PORTFOLIO BY GEOGRAPHIC MARKET AT DECEMBER 31, 2006

								Total
								Income	Average
	Number of	Number of	Percentage of	Carrying				per	Home Size
	Apartment	Apartment	Carrying	Value	Encumbrances	Cost per	Physical	Occupied	(Square
	Communities	Homes	Value	(In thousands)	(In thousands)	Home	Occupancy	Home(a)	Feet)

WESTERN REGION
Orange Co., CA	13	4,067	11.8%	$684,460	$114,255	$168,296	94.9%	$1,435	821
San Francisco, CA	10	2,425	7.7%	445,360	19,645	183,654	96.8%	1,543	786
Los Angeles, CA	6	1,210	3.4%	197,287	90,722	163,047	94.0%	1,412	937
San Diego, CA	5	1,123	2.8%	162,878	39,176	145,038	94.1%	1,241	797
Inland Empire, CA	4	1,282	2.7%	156,495	13,394	122,071	91.4%	1,033	830
Monterey Peninsula, CA	7	1,568	2.5%	144,133	—	91,922	89.8%	955	724
Seattle, WA	7	1,466	2.2%	130,875	58,621	89,274	96.4%	921	886
Portland, OR	5	1,365	1.5%	86,644	20,576	63,475	94.5%	745	887
Sacramento, CA	2	914	1.1%	64,563	45,837	70,638	92.7%	869	820
MID-ATLANTIC REGION
Metropolitan DC	8	2,469	4.3%	249,270	30,691	100,960	95.9%	1,208	922
Raleigh, NC	11	3,663	3.9%	229,947	68,059	62,776	92.8%	695	957
Baltimore, MD	10	2,118	3.0%	176,424	13,286	83,297	95.9%	1,054	925
Richmond, VA	9	2,636	3.0%	174,696	61,532	66,273	95.5%	864	954
Wilmington, NC	6	1,868	1.8%	103,893	—	55,617	95.2%	755	952
Charlotte, NC	6	1,226	1.5%	88,685	—	72,337	94.3%	739	990
Norfolk, VA	6	1,438	1.3%	74,475	9,118	51,791	95.4%	913	1,016
Other Mid-Atlantic	13	2,817	2.5%	145,972	36,232	51,818	95.0%	861	922
SOUTHEASTERN REGION
Tampa, FL	12	4,138	4.7%	273,531	63,253	66,102	94.1%	929	977
Orlando, FL	12	3,476	3.8%	219,802	47,871	63,234	93.1%	900	955
Nashville, TN	10	2,966	3.2%	187,754	71,585	63,302	95.1%	747	918
Jacksonville, FL	4	1,557	1.9%	110,344	17,043	70,870	94.0%	845	913
Atlanta, GA	6	1,426	1.5%	84,779	23,884	59,452	95.4%	701	908
Other Florida	8	2,400	2.8%	164,164	52,588	68,402	91.6%	918	917
Other Southeastern	7	1,752	1.4%	79,467	—	45,358	95.2%	644	819
SOUTHWESTERN REGION
Houston, TX	16	5,447	4.6%	265,438	40,693	48,731	94.4%	677	811
Dallas, TX	6	2,684	3.4%	199,570	23,971	74,355	94.2%	811	909
Arlington, TX	6	1,828	1.6%	95,916	20,543	52,470	94.5%	679	807
Phoenix, AZ	4	1,234	1.6%	92,293	27,771	74,792	93.7%	905	1,008
Austin, TX	5	1,425	1.5%	87,073	6,073	61,104	96.4%	726	805
Denver, CO	2	884	1.2%	70,425	—	79,666	91.9%	748	878
Other Southwestern	6	2,469	2.6%	149,892	41,674	60,710	95.7%	739	879

								Total
								Income	Average
	Number of	Number of	Percentage of	Carrying				per	Home Size
	Apartment	Apartment	Carrying	Value	Encumbrances	Cost per	Physical	Occupied	(Square
	Communities	Homes	Value	(In thousands)	(In thousands)	Home	Occupancy	Home(a)	Feet)

MIDWESTERN REGION
Columbus, OH	6	2,530	2.8%	165,785	40,635	65,528	93.5%	734	904
Other Midwestern	3	444	0.4%	24,890	6,241	56,059	91.4%	763	955
Real Estate Under Development	1	24	1.1%	63,828	—	n/a	n/a	n/a	n/a
Land	n/a	n/a	2.5%	144,633	67,674	n/a	n/a	n/a	n/a

Total Apartments(b)	242	70,339	99.6%	$5,795,641	$1,172,643	$82,396	94.3%	$899	895

Commercial Property	n/a	n/a	0.3%	20,390	10,276	n/a	n/a	n/a	n/a
Richmond — Corporate	n/a	n/a	0.1%	4,091	—	n/a	n/a	n/a	n/a

Total Real Estate Owned	242	70,339	100.0%	$5,820,122	$1,182,919	$82,396	94.3%	$899	895

(a)	Total Income per Occupied Home represents total revenues per weighted average number of homes occupied.

(b)	Includes real estate held for disposition, real estate under development, and land, but excludes commercial property.

Item 3.	LEGAL PROCEEDINGS

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

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2006.

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

			Distributions
	High	Low	Declared

2006
1st Quarter	$29.05	$23.41	$.3125
2nd Quarter	28.82	25.50	.3125
3rd Quarter	30.81	26.97	.3125
4th Quarter	33.75	29.95	.3125

2005
1st Quarter	$24.75	$20.55	$.3000
2nd Quarter	24.15	20.57	.3000
3rd Quarter	25.97	22.70	.3000
4th Quarter	23.97	20.88	.3000

On February 20, 2007, the closing sale price of our common stock was $33.95 per share on the NYSE and there were 5,871 holders of record of the 135,544,953 outstanding shares of our common stock.

We have determined that, for federal income tax purposes, approximately 38% of the distributions for each of the four quarters of 2006 represented ordinary income, 37% represented long-term capital gain, and 25% represented unrecaptured section 1250 gain.

We pay regular quarterly distributions to holders of shares of our common stock. Future distributions will be at the discretion of our board of directors and will depend on our actual funds from operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, and other factors. The annual distribution payment for calendar year 2006 necessary for us to maintain our status as a REIT was approximately $0.43 per share of common stock. We declared total distributions of $1.25 per share of common stock for 2006.

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

Distributions declared on the Series E in 2006 were $1.33 per share or $0.3322 per quarter. The Series E is not listed on any exchange. At December 31, 2006, a total of 2,803,812 shares of the Series E were outstanding.

Series F Preferred Stock

We are authorized to issue up to 20,000,000 shares of our Series F Preferred Stock. Our Series F Preferred Stock may be purchased by holders of our operating partnership units, or OP Units, described below under “Operating Partnership Units,” at a purchase price of $0.0001 per share. OP Unitholders are entitled to subscribe for and purchase one share of our Series F Preferred Stock for each OP Unit held. At December 31, 2006, a total of 666,293 shares of the Series F Preferred Stock were outstanding at a value of $66.63. Holders of the Series F Preferred Stock are entitled to one vote for each share of the Series F Preferred Stock they hold, voting together with the holders of our common stock, on each matter submitted to a vote of securityholders at a meeting of our stockholders. The Series F Preferred Stock does not entitle its holders to any other rights, privileges or preferences.

Dividend Reinvestment and Stock Purchase Plan

We have a Dividend Reinvestment and Stock Purchase Plan under which holders of our common stock and our Series B Cumulative Redeemable Preferred Stock may elect to automatically reinvest their distributions and make additional cash payments to acquire additional shares of our common stock. Stockholders who do not participate in the plan continue to receive dividends as declared. As of February 20, 2007, there were 3,372 participants in the plan.

Operating Partnership Units

From time to time we issue shares of our common stock in exchange for OP Units tendered to our operating partnerships, United Dominion Realty, L.P. and Heritage Communities L.P., for redemption in accordance with the provisions of their respective partnership agreements. At December 31, 2006, there were 9,692,058 OP Units (of which 1,650,322 are owned by the holders of the Series A OPPS) and 329,207 OP Units in United Dominion Realty, L.P. and Heritage Communities L.P., respectively, that were owned by limited partners. The holder of the OP Units has the right to require United Dominion Realty, L.P. to redeem all or a portion of the OP Units held by the holder in exchange for a cash payment based on the market value of our common stock at the time of redemption. However, United Dominion Realty, L.P.’s obligation to pay the cash amount is subject to the prior right of the company to acquire such OP Units in exchange for either the cash amount or shares of our common stock. Heritage Communities L.P. OP Units are convertible into common stock in lieu of cash, at our option, once the holder elects to convert, at an exchange ratio of 1.575 shares for each OP Unit. During 2006, we issued a total of 381,001 shares of common stock in exchange for OP Units.

Purchases of Equity Securities

In February 2006, our Board of Directors authorized a new 10 million share repurchase program. This program replaces our previous 11 million share repurchase program (of which 1,180,737 shares were available for repurchase) and authorizes the repurchase of our common stock in open market purchases, in block purchases, privately negotiated transactions, or otherwise. As reflected in the table below, no shares of common stock were repurchased under this program or otherwise during the quarter ended December 31, 2006.

The following table sets forth certain information regarding our common stock repurchases during the quarter ended December 31, 2006:

			Total Number of Shares
			Purchased as	Maximum Number of Shares
	Total Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price per	Announced Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs

October 1, 2006 through October 31, 2006	0	N/A	0	10,000,000
November 1, 2006 through November 30, 2006	0	N/A	0	10,000,000
December 1, 2006 through December 31, 2006	0	N/A	0	10,000,000

Total	0	N/A	0	10,000,000

Recent Sales of Unregistered Securities

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

Comparison of Cumulative Total Returns

The following graph provides a comparison from December 31, 2001 through December 31, 2006 of the cumulative total stockholder return (assuming reinvestment of any dividends) among UDR, the NAREIT Equity REIT Index, Standard & Poor’s 500 Stock Index, the NAREIT Equity Apartment Index and the MSCI US REIT Index. The graph assumes that $100 was invested on December 31, 2001, in each of our common stock and the indices presented. Historical stock price performance is not necessarily indicative of future stock price performance.

Performance Graph

	December 31
	2001	2002	2003	2004	2005	2006
UDR	$100	$122.30	$153.29	$210.58	$209.93	$297.63
NAREIT Equity REIT Index	$100	$103.82	$142.37	$187.33	$210.12	$283.78
S&P 500 Index	$100	$77.90	$100.24	$111.15	$116.61	$135.02
NAREIT Equity Apartment Index	$100	$93.85	$117.77	$158.66	$181.91	$254.57
MSCI US REIT Index	$100	$103.51	$141.72	$186.70	$208.95	$284.00

The foregoing graph and chart shall not be deemed incorporated by reference by any general statement incorporating by reference this Report into any filing under the Securities Act or under the Exchange Act, except to the extent we specifically incorporate this information by reference.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and other information as of and for each of the years in the five-year period ended December 31, 2006. The table should be read in conjunction with our consolidated financial statements and the notes thereto, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Report.

	Years Ended December 31,
	(In thousands, except per share data and apartment homes owned)
	2006	2005	2004	2003	2002

Operating Data(a)
Rental income	$694,473	$621,904	$513,463	$450,572	$429,726
(Loss)/income before minority interests and discontinued operations	(30,026)	(81)	5,928	5,039	(31,210)
Income from discontinued operations, net of minority interests	156,012	154,437	90,176	63,318	82,151
Net income	128,605	155,166	97,152	70,404	53,229
Distributions to preferred stockholders	15,370	15,370	19,531	26,326	27,424
Net income available to common stockholders	113,235	139,796	71,892	24,807	25,805
Common distributions declared	168,408	163,690	152,203	134,876	118,888
Weighted average number of common shares outstanding — basic	133,732	136,143	128,097	114,672	106,078
Weighted average number of common shares outstanding — diluted	133,732	136,143	128,097	114,672	106,078
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	147,981	150,141	145,842	136,975	127,838
Per share — basic and diluted:
Loss from continuing operations available to common stockholders, net of minority interests	$(0.32)	$(0.11)	$(0.14)	$(0.33)	$(0.53)
Income from discontinued operations, net of minority interests	1.17	1.14	0.70	0.55	0.77
Net income available to common stockholders	0.85	1.03	0.56	0.22	0.24
Common distributions declared	1.25	1.20	1.17	1.14	1.11
Balance Sheet Data
Real estate owned, at carrying value	$5,820,122	$5,512,424	$5,243,296	$4,351,551	$3,967,483
Accumulated depreciation	1,253,727	1,123,829	1,007,887	896,630	748,733
Total real estate owned, net of accumulated depreciation	4,566,395	4,388,595	4,235,409	3,454,921	3,218,750
Total assets	4,675,875	4,541,593	4,332,001	3,543,643	3,276,136
Secured debt	1,182,919	1,116,259	1,197,924	1,018,028	1,015,740
Unsecured debt	2,155,866	2,043,518	1,682,058	1,114,009	1,041,900
Total debt	3,338,785	3,159,777	2,879,982	2,132,037	2,057,640
Stockholders’ equity	1,055,255	1,107,724	1,195,451	1,163,436	1,001,271
Number of common shares outstanding	135,029	134,012	136,430	127,295	106,605
Other Data
Cash Flow Data
Cash provided by operating activities	$229,613	$248,186	$251,747	$234,945	$229,001
Cash used in investing activities	(149,973)	(219,017)	(595,966)	(304,217)	(67,363)
Cash (used in)/provided by financing activities	(93,040)	(21,530)	347,299	70,944	(163,127)
Funds from Operations(b)
Funds from operations — basic	$244,471	$238,254	$211,670	$193,750	$153,016
Funds from operations — diluted	248,197	241,980	219,557	208,431	168,795
Apartment Homes Owned
Total apartment homes owned at December 31	70,339	74,875	78,855	76,244	74,480
Weighted average number of apartment homes owned during the year	73,731	76,069	76,873	74,550	76,567

(a)	Reclassified to conform to current year presentation in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as described in Note 3 to the consolidated financial statements.

(b)	Funds from operations, or FFO, is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. This definition conforms with the National Association of Real Estate Investment Trust’s definition issued in April 2002. We consider FFO in evaluating property acquisitions and our operating performance and believe that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of our activities in accordance with generally accepted accounting principles. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. For 2005, FFO includes $2.5 million of hurricane related insurance recoveries. For 2004, FFO includes a charge of $5.5 million to cover hurricane related expenses. For the years ended December 31, 2004 and 2003, distributions to preferred stockholders exclude $5.7 million and $19.3 million, respectively, related to premiums on preferred stock conversions.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, development activity and capital expenditures, capital raising activities, rent growth, occupancy, and rental expense growth. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting us, or our properties, adverse changes in the real estate markets and general and local economies and business conditions. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this Report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

Business Overview

We are a real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities nationwide. We were formed in 1972 as a Virginia corporation. In June 2003, we changed our state of incorporation from Virginia to Maryland. Our subsidiaries include two operating partnerships, Heritage Communities L.P., a Delaware limited partnership, and United Dominion Realty, L.P., a Delaware limited partnership. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” “the company,” or “UDR” refer collectively to United Dominion Realty Trust, Inc. and its subsidiaries.

At December 31, 2006, our portfolio included 242 communities with 70,339 apartment homes nationwide. The following table summarizes our market information by major geographic markets (includes real estate held for disposition, real estate under development, and land, but excludes commercial properties):

	As of December 31, 2006				Year Ended December 31, 2006
	Number of	Number of	Percentage of	Carrying	Average	Total Income per
	Apartment	Apartment	Carrying	Value	Physical	Occupied
	Communities	Homes	Value	(In thousands)	Occupancy	Home(a)

WESTERN REGION
Orange Co., CA	13	4,067	11.8%	$684,460	94.9%	$1,435
San Francisco, CA	10	2,425	7.7%	445,360	96.8%	1,543
Los Angeles, CA	6	1,210	3.4%	197,287	94.0%	1,412
San Diego, CA	5	1,123	2.8%	162,878	94.1%	1,241
Inland Empire, CA	4	1,282	2.7%	156,495	91.4%	1,033
Monterey Peninsula, CA	7	1,568	2.5%	144,133	89.8%	955
Seattle, WA	7	1,466	2.3%	130,875	96.4%	921
Portland, OR	5	1,365	1.5%	86,644	94.5%	745
Sacramento, CA	2	914	1.1%	64,563	92.7%	869
MID-ATLANTIC REGION
Metropolitan DC	8	2,469	4.3%	249,270	95.9%	1,208
Raleigh, NC	11	3,663	4.0%	229,947	92.8%	695
Baltimore, MD	10	2,118	3.0%	176,424	95.9%	1,054
Richmond, VA	9	2,636	3.0%	174,696	95.5%	864
Wilmington, NC	6	1,868	1.8%	103,893	95.2%	755
Charlotte, NC	6	1,226	1.5%	88,685	94.3%	739
Norfolk, VA	6	1,438	1.3%	74,475	95.4%	913
Other Mid-Atlantic	13	2,817	2.5%	145,972	95.0%	861
SOUTHEASTERN REGION
Tampa, FL	12	4,138	4.7%	273,531	94.1%	929
Orlando, FL	12	3,476	3.8%	219,802	93.1%	900
Nashville, TN	10	2,966	3.2%	187,754	95.1%	747
Jacksonville, FL	4	1,557	1.9%	110,344	94.0%	845
Atlanta, GA	6	1,426	1.5%	84,779	95.4%	701
Other Florida	8	2,400	2.8%	164,164	91.6%	918
Other Southeastern	7	1,752	1.4%	79,467	95.2%	644
SOUTHWESTERN REGION
Houston, TX	16	5,447	4.6%	265,438	94.4%	677
Dallas, TX	6	2,684	3.4%	199,570	94.2%	811
Arlington, TX	6	1,828	1.7%	95,916	94.5%	679
Phoenix, AZ	4	1,234	1.6%	92,293	93.7%	905
Austin, TX	5	1,425	1.5%	87,073	96.4%	726
Denver, CO	2	884	1.2%	70,425	91.9%	748
Other Southwestern	6	2,469	2.6%	149,892	95.7%	739
MIDWESTERN REGION
Columbus, OH	6	2,530	2.9%	165,785	93.5%	734
Other Midwestern	3	444	0.4%	24,890	91.4%	763
Real Estate Under Development	1	24	1.1%	63,828	—	—
Land	—	—	2.5%	144,633	—	—

Total	242	70,339	100.0%	$5,795,641	94.3%	$899

(a)	Total Income per Occupied Home represents total revenues per weighted average number of apartment homes occupied.

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

Future Capital Needs

Future development expenditures are expected to be funded with proceeds from the sale of property, with construction loans, through joint ventures and, to a lesser extent, with cash flows provided by operating activities. Acquisition activity in strategic markets is expected to be largely financed through the issuance of equity and debt securities, the issuance of operating partnership units, the assumption or placement of secured and/or unsecured debt and by the reinvestment of proceeds from the sale of properties.

During 2007, we have approximately $81.7 million of secured debt and $167.3 million of unsecured debt maturing and we anticipate repaying that debt with proceeds from borrowings under our secured or unsecured credit facilities, the issuance of new unsecured debt securities or equity or from disposition proceeds.

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

During 2006, $215.7 million or $2,996 per home was spent on capital expenditures for all of our communities, excluding development, condominium conversions and commercial properties. These capital improvements included turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as roofs, siding, parking lots, and other non-revenue enhancing capital expenditures, which aggregated $34.6 million or $480 per home. In addition, revenue enhancing capital expenditures, kitchen and bath upgrades, upgrades to HVAC equipment, and other extensive exterior/interior upgrades totaled $144.1 million or $2,002 per home, and major renovations totaled $37.0 million or $514 per home for the year ended December 31, 2006.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, condominium conversions and commercial properties for the periods presented:

	Year Ended December 31,			Year Ended December 31,
	(dollars in thousands)			(per home)
	2006	2005	% Change	2006	2005	% Change

Turnover capital expenditures	$14,214	$17,916	(20.7)%	$197	$237	(16.9)%
Other recurring capital expenditures	20,409	20,928	(2.5)%	283	276	2.5%

Total recurring capital expenditures	34,623	38,844	(10.9)%	480	513	(6.4)%
Revenue enhancing improvements	144,102	98,592	46.2%	2,002	1,302	53.8%
Major renovations	36,996	18,686	98.0%	514	247	108.1%

Total capital improvements	$215,721	$156,122	38.2%	$2,996	$2,062	45.3%

Repair and maintenance	43,498	45,266	(3.9)%	604	598	1.0%

Total expenditures	$259,219	$201,388	28.7%	$3,600	$2,660	35.3%

Total capital improvements increased $59.6 million or $934 per home for the year ended December 31, 2006 compared to the same period in 2005. This increase was attributable to an additional $18.3 million of major renovations at certain of our properties. These renovations included the re-wiring and/or re-plumbing of an entire building as well as major structural changes and/or architectural revisions to existing buildings. The increase was also attributable to an additional $45.5 million being invested in revenue enhancing improvements. These increases were offset by a $4.2 million decrease in recurring capital expenditures. We will continue to selectively add revenue enhancing improvements which we believe will provide a return on investment substantially in excess of our cost of capital. Recurring capital expenditures during 2007 are currently expected to be approximately $610 per home.

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

Operating Activities

For the year ended December 31, 2006, our net cash flow provided by operating activities was $229.6 million compared to $248.2 million for 2005. During 2006, the decrease in cash flow from operating activities resulted primarily from an $18.5 million increase in interest expense, a decrease of $17.1 million in other income due to a 2005 sale of a technology investment, an $11.4 million increase in operating assets and a $9.8 million decrease in operating liabilities in 2006 as compared to 2005. These decreases in cash flow from operating activities were partially offset by a $34.2 million increase in property operating results from our apartment community portfolio (see discussion under “Apartment Community Operations”), $5.1 million more in gains recognized from the sale of depreciable property and an unconsolidated joint venture in 2006 as compared to 2005, and an $8.5 million decrease in prepayment penalties from 2005.

Investing Activities

For the year ended December 31, 2006, net cash used in investing activities was $150.0 million compared to $219.0 million for 2005. Changes in the level of investing activities from period to period reflects our strategy as it relates to our acquisition, capital expenditure, development, and disposition programs, as well as the impact of the capital market environment on these activities, all of which are discussed in further detail below.

Acquisitions

For the year ended December 31, 2006, we acquired eight apartment communities with 2,763 apartment homes for an aggregate consideration of $327.5 million and two parcels of land for $19.9 million. For 2005, we acquired eight apartment communities with 2,561 apartment homes for an aggregate consideration of $390.9 million and one parcel of land for $2.9 million. Our long-term strategic plan is to achieve greater operating efficiencies by investing in fewer, more concentrated markets. As a result, we have been expanding our interests in the fast growing Southern California, Florida, and Metropolitan Washington DC markets over the past three years. During 2007, we plan to continue to channel new investments into those markets we believe will provide the best investment returns. Markets will be targeted based upon defined criteria including past performance, expected job growth, current and anticipated housing supply and demand and the ability to attract and support household formation.

Real Estate Under Development

Development activity is focused in core markets in which we have strong operations in place. For the year ended December 31, 2006, we invested approximately $101.8 million in development projects, an increase of $52.5 million from our 2005 level of $49.3 million.

The following wholly owned projects were under development as of December 31, 2006:

	Number of	Completed	Cost to	Budgeted	Estimated	Expected
	Apartment	Apartment	Date	Cost	Cost	Completion
	Homes	Homes	(In thousands)	(In thousands)	per Home	Date

2000 Post — Phase III
San Francisco, CA	24	24	$10,254	$11,000	$458,300	1Q07
Villas at Ridgeview Townhomes
Plano, TX	48	—	7,022	10,000	208,300	3Q07
Ridgeview Apartments
Plano, TX	202	—	8,296	18,000	89,100	3Q07
Northwest Houston — Phase I
Houston, TX	320	—	4,421	22,000	68,800	2Q08
Lincoln Towne Square — Phase II
Plano, TX	302	—	4,384	26,000	86,100	3Q08

	896	24	$34,377	$87,000	$97,100

In addition, we owned five parcels of land held for future development aggregating $35.4 million at December 31, 2006.

Development Joint Ventures

In June 2006, we completed the formation of a development joint venture that will invest approximately $138 million to develop one apartment community with 298 apartment homes in Marina del Rey, California. UDR is the financial partner and is responsible for funding the costs of development and receives a preferred return from 7% to 8.5% before our partner receives a 50% participation. Our initial investment was $27.5 million.

In July 2006, we closed on a joint venture to develop a site in Bellevue, Washington. At closing, we owned 49% of the $135 million project that involves building a 400 home high rise apartment building with ground floor retail. Our initial investment was $5.7 million.

In November 2006, we closed on a joint venture to develop a site close to Bellevue Plaza in the central business district of Bellevue, Washington. This project will include the development of 271 apartment homes. Construction began in the fourth quarter of 2006 and is scheduled for completion in 2008. At closing, we owned 49% of the $97 million project. Our initial investment was $10.0 million.

Under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” these ventures have been consolidated into UDR’s financial statements. Our joint venture partners are the managing partners as well as the developers, general contractors, and property managers.

The following consolidated joint venture projects were under development as of December 31, 2006:

	Number of	Completed	Cost to	Budgeted	Estimated	Expected
	Apartment	Apartment	Date	Cost	Cost	Completion
	Homes	Homes	(In thousands)	(In thousands)	per Home	Date

Jefferson at Marina del Rey
Marina del Rey, CA	298	—	$76,601	$138,000	$463,100	2Q08
Ashwood Commons
Bellevue, WA	271	—	23,660	97,000	357,900	4Q08
Bellevue Plaza
Bellevue, WA	400	—	34,220	135,000	270,000	4Q09

	969	—	$134,481	$370,000	$381,800

Disposition of Investments

For the year ended December 31, 2006, UDR sold 24 communities with 7,653 apartment homes for a gross consideration of $444.9 million. In addition, we sold 384 condominiums from four communities with a total of 612 condominiums for a gross consideration of $72.1 million. We recognized after-tax gains for financial reporting purposes of $148.6 million on these sales. Proceeds from the sales were used primarily to reduce debt.

For the year ended December 31, 2005, UDR sold 22 communities with 6,352 apartment homes and 240 condominiums from five communities with a total of 648 condominiums for a gross consideration of $456.3 million. In addition, we sold our investment in an unconsolidated joint venture for $39.2 million and one parcel of land for $0.9 million. We recognized gains for financial reporting purposes of $143.5 million on these sales. Proceeds from the sales were used primarily to reduce debt and acquire additional communities. In conjunction with the sale of ten communities in July 2005, we received short-term notes for $124.7 million that bear interest at 6.75% and had maturities ranging from September 2005 to July 2006. As of December 31, 2006, all of the notes receivable had matured and had been repaid. We recognized previously deferred gains for financial reporting purposes of $6.4 million for the year ended December 31, 2006.

During 2007, we plan to continue to pursue our strategy of exiting markets where long-term growth prospects are limited and redeploying capital into those markets we believe will provide the best investment returns. We intend to use the proceeds from 2007 dispositions to reduce debt, acquire communities, and fund development activity.

Financing Activities

Net cash used in financing activities during 2006 was $93.0 million compared to $21.5 million in 2005. As part of the plan to improve our balance sheet, we utilized proceeds from dispositions, equity and debt offerings, and refinancings to extend maturities, pay down existing debt, and purchase new properties.

The following is a summary of our financing activities for the year ended December 31, 2006:

•	Repaid $70.3 million of secured debt and $138.8 million of unsecured debt.

•	Authorized a new 10 million share repurchase program in February 2006. This program replaces our previous 11 million share repurchase program under which we repurchased approximately 10 million shares.

•	Sold $125 million aggregate principal amount of 6.05% senior unsecured notes due June 2013 in June 2006 under our medium-term note program. The net proceeds of approximately $124 million were used for debt repayment.

•	Sold $250 million aggregate principal amount of 3.625% convertible senior unsecured notes due 2011 in October 2006. The net proceeds of approximately $245 million were used for the repayment of indebtedness under our revolving credit facility, the cost of a capped call transaction, and for other general corporate purposes. The capped call instrument effectively increased the conversion premium to 40%.

Credit Facilities

We have four secured revolving credit facilities with Fannie Mae with an aggregate commitment of $860 million. As of December 31, 2006, $691.8 million was outstanding under the Fannie Mae credit facilities leaving $168.2 million of unused capacity. The Fannie Mae credit facilities are for an initial term of ten years, bear interest at floating and fixed rates, and can be extended for an additional five years at our discretion. We have $399.4 million of the funded balance fixed at a weighted average interest rate of 6.1% and the remaining balance on these facilities is currently at a weighted average variable rate of 5.9%.

We have a $500 million unsecured revolving credit facility that matures in May 2008 and, at our option, can be extended an additional year. We have the right to increase the credit facility to $750 million under certain circumstances. Based on our current credit ratings, the credit facility bears interest at a rate equal to LIBOR plus 57.5 basis points. Under a competitive bid feature, and for so long as we maintain an Investment Grade Rating, we have the right to bid out 100% of the commitment amount. As of December 31, 2006, $87.2 million was outstanding under the credit facility leaving $412.8 million of unused capacity.

The Fannie Mae credit facility and the bank revolving credit facility are subject to customary financial covenants and limitations.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. A large portion of our market risk is exposure to short-term interest rates from variable rate borrowings outstanding under our Fannie Mae credit facility and our bank revolving credit facility, which totaled $292.5 million and $87.2 million, respectively, at December 31, 2006. The impact on our financial statements of refinancing fixed rate debt that matured during 2006 was immaterial.

If market interest rates for variable rate debt average 100 basis points more in 2007 than they did during 2006, our interest expense would increase, and income before taxes would decrease by $4.9 million. Comparatively, if market interest rates for variable rate debt had averaged 100 basis points more in 2006 than in 2005, our interest expense would have increased, and net income would have decreased by $6.0 million. If market rates for fixed rate debt were 100 basis points higher at December 31, 2006, the fair value of fixed rate debt would have decreased from $2.7 billion to $2.6 billion. If market interest rates for fixed rate debt were 100 basis points lower at December 31, 2006, the fair value of fixed rate debt would have increased from $2.7 billion to $2.9 billion.

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

The following table outlines our FFO calculation and reconciliation to generally accepted accounting principles for the three years ended December 31, 2006 (dollars in thousands):

	2006	2005	2004

Net income	$128,605	$155,166	$97,152
Adjustments:
Distributions to preferred stockholders	(15,370)	(15,370)	(19,531)
Real estate depreciation and amortization	236,523	193,517	147,133
Minority interests of unitholders in operating partnership	(2,722)	(918)	(1,230)
Real estate depreciation related to unconsolidated entities	—	311	279
Discontinued Operations:
Real estate depreciation	7,366	18,907	33,495
Minority interests of unitholders in operating partnership	10,082	9,648	6,073
Net gain on the sale of land and depreciable property	(148,614)	(139,724)	(52,903)
Net incremental gains on the sale of condominium homes and assets developed for sale	28,601	16,717	1,202

Funds from operations — basic	$244,471	$238,254	$211,670

Distributions to preferred stockholders — Series D and E (Convertible)	3,726	3,726	7,887

Funds from operations — diluted	$248,197	$241,980	$219,557

Weighted average number of common shares and OP Units outstanding — basic	142,426	144,689	136,852
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	147,981	150,141	145,842

In the computation of diluted FFO, OP Units, out-performance partnership shares, and the shares of Series D Cumulative Convertible Redeemable Preferred Stock and Series E Cumulative Convertible Preferred Stock are dilutive; therefore, they are included in the diluted share count. For the year ended December 31, 2004, distributions to preferred stockholders exclude $5.7 million related to premiums on preferred stock conversions.

Net incremental gains on the sale of condominium homes and the net incremental gain on the disposition of real estate investments developed for sale are defined as net sales proceeds less a tax provision and the gross investment basis of the asset before accumulated depreciation. We consider FFO with gains/losses on the sale of condominium homes and gains/losses on the disposition of real estate investments developed for sale to be a meaningful supplemental measure of performance because the short-term use of funds produce a profit that differs from the traditional long-term investment in real estate for REITs.

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the three years ended December 31, 2006 (shares in thousands):

	2006	2005	2004

Weighted average number of common shares and OP units outstanding — basic	142,426	144,689	136,852
Weighted average number of OP units outstanding	(8,694)	(8,546)	(8,755)

Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	133,732	136,143	128,097

Weighted average number of common shares, OP units, and common stock equivalents outstanding — diluted	147,981	150,141	145,842
Weighted average number of OP units outstanding	(8,694)	(8,546)	(8,755)
Weighted average number of incremental shares from assumed conversion of stock options	(966)	(870)	(897)
Weighted average number of incremental shares from assumed conversion of $250 million convertible debt	(68)	—	—
Weighted average number of Series A OPPSs outstanding	(1,717)	(1,778)	(1,791)
Weighted average number of Series D preferred stock outstanding	—	—	(2,892)
Weighted average number of Series E preferred stock outstanding	(2,804)	(2,804)	(3,410)

Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	133,732	136,143	128,097

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

	2006	2005	2004

Net cash provided by operating activities	$229,613	$248,186	$251,747
Net cash used in investing activities	(149,973)	(219,017)	(595,966)
Net cash (used in)/provided by financing activities	(93,040)	(21,530)	347,299

Results of Operations

The following discussion includes the results of both continuing and discontinued operations for the periods presented.

Net Income Available to Common Stockholders

2006-vs.-2005

Net income available to common stockholders was $113.2 million ($0.85 per diluted share) for the year ended December 31, 2006, compared to $139.8 million ($1.03 per diluted share) for the year ended December 31, 2005, representing a decrease of $26.6 million ($0.18 per diluted share). The decrease for the year ended December 31, 2006, when compared to the same period in 2005, resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	$31.7 million more in depreciation and amortization expense in 2006,

•	$18.5 million more in interest expense in 2006,

•	$17.1 million less in non-property income in 2006, and

•	$6.4 million more in general and administrative expense in 2006.

These decreases in net income were partially offset by $5.1 million more in gains recognized from the sale of depreciable property and an unconsolidated joint venture, an $8.5 million decrease in losses on early debt retirement, and a $34.2 million increase in apartment community operating results in 2006 when compared to 2005.

2005-vs.-2004

Net income available to common stockholders was $139.8 million ($1.03 per diluted share) for the year ended December 31, 2005, compared to $71.9 million ($0.56 per diluted share) for the year ended December 31, 2004, representing an increase of $67.9 million ($0.47 per diluted share). The increase in net income for the year ended December 31, 2005, when compared to the same period in 2004, resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	$90.6 million more in gains recognized from the sale of depreciable property and an unconsolidated joint venture in 2005,

•	a $32.6 million increase in apartment community operating results in 2005,

•	an $18.1 million increase in non-property income in 2005,

•	a $5.7 million decrease in premiums paid on preferred stock conversions in 2005,

•	a $5.5 million charge recorded for hurricane related expenses in 2004,

•	$4.2 million less in preferred stock distributions in 2005, and

•	$2.5 million in hurricane related insurance recoveries in 2005.

These increases in net income were partially offset by a $38.7 million increase in interest expense, a $31.8 million increase in real estate depreciation and amortization expense, an $8.5 million increase in losses on early debt retirement, and a $5.5 million increase in general and administrative expense in 2005 when compared to 2004.

Apartment Community Operations

Our net income is primarily generated from the operation of our apartment communities. The following table summarizes the operating performance of our total apartment portfolio for each of the periods presented (dollars in thousands):

	Year Ended December 31,			Year Ended December 31,
	2006	2005	% Change	2005	2004	% Change

Property rental income	$736,329	$700,344	5.1%	$700,344	$649,952	7.8%
Property operating expense*	(271,297)	(269,486)	0.7%	(269,486)	(251,697)	7.1%

Property operating income	$465,032	$430,858	7.9%	$430,858	$398,255	8.2%

Weighted average number of homes	73,731	76,069	(3.1)%	76,069	76,873	(1.0)%
Physical occupancy**	94.3%	94.1%	0.2%	94.1%	93.6%	0.5%

*	Excludes depreciation, amortization, and property management expenses. Also excludes $5.5 million of hurricane related expenses in 2004 and $2.5 million of hurricane related insurance recoveries in 2005.

**	Based upon weighted average stabilized units.

The following table is our reconciliation of property operating income to net income as reflected on the Consolidated Statements of Operations for the periods presented (dollars in thousands):

	2006	2005	2004

Property operating income	$465,032	$430,858	$398,255
Commercial operating (loss)/income	(350)	1,997	427
Non-property income	3,590	20,672	2,606
Depreciation and amortization	(246,934)	(215,192)	(184,087)
Interest	(181,183)	(162,723)	(124,001)
General and administrative and property management	(51,463)	(44,128)	(37,197)
Other operating expenses	(1,238)	(1,178)	(1,226)
Net gain on the sale of land and depreciable property	148,614	139,724	52,903
Loss on early debt retirement	—	(8,483)	—
Hurricane related expenses	—	—	(5,503)
Hurricane related insurance recoveries	—	2,457	—
Minority interests	(7,463)	(8,838)	(5,025)

Net income per the Consolidated Statements of Operations	$128,605	$155,166	$97,152

2006-vs.-2005

Same Communities

Our same communities (those communities acquired, developed, and stabilized prior to December 31, 2005 and held on December 31, 2006, which consisted of 60,062 apartment homes) provided 82% of our property operating income for the year ended December 31, 2006.

For the year ended December 31, 2006, same community property operating income increased 8.6% or $30.4 million compared to 2005. The increase in property operating income was primarily attributable to a 6.0% or $34.2 million increase in revenues from rental and other income that was offset by a 1.8% or $3.9 million increase in operating expenses. The increase in revenues from rental and other income was primarily driven by a 4.9% or $28.4 million increase in rental rates, a 17.6% or $2.2 million decrease in concession expense, and a 12.5% or $5.0 million increase in utility reimbursement income and fee income. Physical occupancy increased 0.1% to 94.7%.

The increase in property operating expenses was primarily driven by a 15.8% or $1.6 million increase in insurance costs, a 4.4% or $1.5 million increase in utility costs, a 2.8% or $1.5 million increase in personnel costs, a 1.1% or $0.4 million increase in repair and maintenance expenses, and a 0.5% or $0.3 million increase in real estate taxes. These increases in operating expenses were partially offset by a 6.0% or $1.2 million decrease in administrative and marketing expenses.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property operating income divided by property rental income) increased 1.5% to 63.5%.

Non-Mature Communities

The remaining 18% of our property operating income during 2006 was generated from communities that we classify as “non-mature communities” (primarily those communities acquired or developed in 2005 and 2006, sold properties, and those properties classified as real estate held for disposition). The 16 communities with 5,324 apartment homes that we acquired in 2005 and 2006 provided $32.8 million of property operating income. The 46 communities with 14,005 homes and the 624 condominiums from five communities that we sold in 2005 and 2006 provided $18.3 million of property operating income. In addition, our development communities, which included 438 apartment homes completed in 2005 and 2006, provided $2.2 million of operating income and the two communities with 475 apartment homes, one community with 320 condominiums, and the one commercial unit classified as real estate held for disposition provided $5.5 million of property operating income. Other non-mature communities provided $23.1 million of property operating income for the year ended December 31, 2006.

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

As a result of the percentage changes in property rental income and property operating expenses, the operating margin decreased 0.3% to 61.5%.

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

Real Estate Depreciation and Amortization

For the year ended December 31, 2006, real estate depreciation and amortization on both continuing and discontinued operations increased $31.7 million or 14.8% compared to 2005, primarily due to the significant increase in per home acquisition cost compared to the existing portfolio and other capital expenditures.

For the year ended December 31, 2005, real estate depreciation and amortization on both continuing and discontinued operations increased $31.8 million or 17.6% compared to 2004, primarily due to the significant increase in the per home acquisition cost compared to the existing portfolio and other capital expenditures.

Interest Expense

For the year ended December 31, 2006, interest expense on both continuing and discontinued operations increased $18.5 million or 11.3% from 2005 primarily due to the issuance of debt and higher interest rates. For the year ended December 31, 2006, the weighted average amount of debt outstanding increased 11.7% or $350.4 million compared to 2005 and the weighted average interest rate increased from 5.3% to 5.4% during 2006. The weighted average amount of debt outstanding during 2006 is higher than 2005 as acquisition costs in 2005 and in 2006 have been funded, in most part, by the issuance of debt. The increase in the weighted average interest rate during 2006 reflects short-term bank borrowings and variable rate debt that had higher interest rates when compared to the prior year that were partially offset by the retirement of higher coupon debt with lower coupon debt.

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

General and Administrative

For the year ended December 31, 2006, general and administrative expenses increased $6.4 million or 25.7% over 2005 due to a number of factors, including increases in incentive compensation, professional fees, relocation costs, and an operating lease on an airplane.

For the year ended December 31, 2005, general and administrative expenses increased $5.5 million or 28.5% over 2004 primarily as a result of an increase in personnel and incentive compensation costs, an operating lease on an airplane, compliance costs and an operations improvement initiative.

Hurricane Related Expenses and Hurricane Related Insurance Recoveries

In 2005, $2.5 million of hurricane related insurance recoveries were recorded. In 2004, we recognized a $5.5 million charge to cover expenses associated with the damage in Florida caused by hurricanes Charley, Frances, and Jeanne. UDR reported that 25 of our 34 Florida communities were affected by the hurricanes.

Gains on the Sale of Land, Depreciable Property and an Unconsolidated Joint Venture

For the years ended December 31, 2006 and 2005, we recognized after-tax gains for financial reporting purposes of $148.6 million and $143.5 million, respectively. Changes in the level of gains recognized from period to period reflect the changing level of our divestiture activity from period to period as well as the extent of gains related to specific properties sold.

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

eBay Purchase of Rent.com

On December 16, 2004, eBay announced that it had agreed to acquire privately held Rent.com, a leading Internet listing web site in the apartment and rental housing industry, for approximately $415 million plus acquisition costs, net of Rent.com’s cash on hand. On February 23, 2005, eBay announced that it had completed the acquisition. We owned shares in Rent.com, and as a result of the transaction, we recorded a one-time pre-tax gain of $12.3 million on the sale. In August 2006, we received an additional $0.8 million representing our portion of the escrow balance.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2006 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	2007	2008-2009	2010-2011	Thereafter

Long-Term Debt Obligations	$3,338,785	$248,985	$695,892	$946,462	$1,447,446
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	32,882	2,770	5,460	3,681	20,971
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Balance Sheet Under GAAP	—	—	—	—	—

During 2006, we incurred interest costs of $181.2 million, of which $5.2 million was capitalized.

Factors Affecting Our Business and Prospects

There are many factors that affect our business and the results of our operations, some of which are beyond our control. These factors include:

•	unfavorable changes in apartment market and economic conditions that could adversely affect occupancy levels, rental rates and purchase or sale prices of apartment communities,

•	the failure of acquisitions to achieve anticipated results,

•	possible difficulty in selling apartment communities,

•	the timing and closing of planned dispositions under agreement,

•	competitive factors that may limit our ability to lease apartment homes or increase or maintain rents,

•	insufficient cash flow that could affect our debt financing and create refinancing risk,

•	failure to generate sufficient revenue, which could impair our debt service payments and distributions to stockholders,

•	development and construction risks that may impact our profitability,

•	potential damage from natural disasters, including hurricanes and other weather-related events, which could result in substantial costs,

•	delays in completing developments and lease-ups on schedule,

•	our failure to succeed in new markets,

•	changing interest rates, which could increase interest costs and affect the market price of our securities,

•	potential liability for environmental contamination, which could result in substantial costs, and

•	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Disclosure Controls and Procedures

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

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

Management’s Report on Internal Control over Financial Reporting

UDR’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, UDR’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO).

Based on UDR’s evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

Our Chief Executive Officer and our Chief Financial Officer concluded that during the quarter ended December 31, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information set forth under the headings “Election of Directors,” “Corporate Governance Matters,” “Audit Committee Report,” “Corporate Governance Matters-Audit Committee Financial Expert,” “Corporate Governance Matters-Identification and Selection of Nominees for Directors,” “Corporate Governance Matters-Board of Directors and Committee Meetings” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 8, 2007.

Information required by this item regarding our executive officers is included in Part I of this Report in the section entitled “Business-Executive Officers of the Company.”

We have a code of ethics for senior financial officers that applies to our principal executive officer, all members of our finance staff, including the principal financial officer, the principal accounting officer, the treasurer and the controller, our director of investor relations, our corporate secretary, and all other company officers. We also have a code of business conduct and ethics that applies to all of our employees. Information regarding our codes is available on our website, www.udrt.com, and is incorporated by reference to the information set forth under the heading “Corporate Governance Matters” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 8, 2007. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of our codes by posting such amendment or waiver on our website.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance Matters-Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Compensation of Directors” and “Compensation Committee Report” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 8, 2007.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” and “Equity Compensation Plan Information” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 8, 2007.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance Matters-Corporate Governance Overview,” “Corporate Governance Matters-Director Independence,” “Corporate Governance Matters-Independence of Audit, Compensation and Governance Committees,” and “Executive Compensation” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 8, 2007.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth under the headings “Audit Fees” and “Pre-Approval Policies and Procedures” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 8, 2007.

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

UNITED DOMINION REALTY TRUST, INC.

Date: March 1, 2007	By:	/s/ Thomas W. Toomey Thomas W. Toomey Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 1, 2007 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas W. Toomey Thomas W. Toomey Chief Executive Officer, President, and Director	/s/ Jon A. Grove Jon A. Grove Director

/s/ Michael A. Ernst Michael A. Ernst Executive Vice President and Chief Financial Officer	/s/ Thomas R. Oliver Thomas R. Oliver Director

/s/ David L. Messenger David L. Messenger Senior Vice President and Chief Accounting Officer	/s/ Lynne B. Sagalyn Lynne B. Sagalyn Director

/s/ Robert C. Larson Robert C. Larson Chairman of the Board	/s/ Mark J. Sandler Mark J. Sandler Director

/s/ James D. Klingbeil James D. Klingbeil Vice Chairman of the Board	/s/ Thomas C. Wajnert Thomas C. Wajnert Director

/s/ Katherine A. Cattanach Katherine A. Cattanach Director

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

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting included at Item 9A, that United Dominion Realty Trust, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of United Dominion Realty Trust, Inc. and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Richmond, Virginia
February 23, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
United Dominion Realty Trust, Inc.

We have audited the accompanying consolidated balance sheets of United Dominion Realty Trust, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Dominion Realty Trust, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Richmond, Virginia
February 23, 2007

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	December 31,
	2006	2005

ASSETS
Real estate owned:
Real estate held for investment	$5,559,156	$4,931,085
Less: accumulated depreciation	(1,238,392)	(1,000,109)

	4,320,764	3,930,976
Real estate under development (net of accumulated depreciation of $527 and $140)	203,786	90,769
Real estate held for disposition (net of accumulated depreciation of $14,808 and $123,580)	41,845	366,850

Total real estate owned, net of accumulated depreciation	4,566,395	4,388,595
Cash and cash equivalents	2,143	15,543
Restricted cash	5,602	4,583
Deferred financing costs, net	35,160	31,036
Notes receivable	10,500	64,805
Other assets	43,123	33,727
Other assets — real estate held for disposition	12,952	3,304

Total assets	$4,675,875	$4,541,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured debt	$1,182,919	$1,062,526
Secured debt — real estate held for disposition	—	53,733
Unsecured debt	2,155,866	2,043,518
Real estate taxes payable	25,557	22,413
Accrued interest payable	34,347	26,672
Security deposits and prepaid rent	25,249	24,046
Distributions payable	46,936	45,313
Accounts payable, accrued expenses, and other liabilities	54,878	53,162
Other liabilities — real estate held for disposition	6,035	18,667

Total liabilities	3,531,787	3,350,050
Minority interests	88,833	83,819
Stockholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized 5,416,009 shares 8.60% Series B Cumulative Redeemable issued and outstanding (5,416,009 in 2005)	135,400	135,400
2,803,812 shares 8.00% Series E Cumulative Convertible issued and outstanding (2,803,812 in 2005)	46,571	46,571
Common stock, $0.01 par value; 250,000,000 shares authorized, 135,029,126 shares issued and outstanding (134,012,053 in 2005)	1,350	1,340
Additional paid-in capital	1,682,809	1,680,115
Distributions in excess of net income	(810,875)	(755,702)

Total stockholders’ equity	1,055,255	1,107,724

Total liabilities and stockholders’ equity	$4,675,875	$4,541,593

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004

REVENUES
Rental income	$694,473	$621,904	$513,463
Non-property income:
Sale of technology investment	796	12,306	—
Sale of unconsolidated joint venture	—	3,823	—
Other income	2,789	4,535	2,608

Total non-property income	3,585	20,664	2,608

Total revenues	698,058	642,568	516,071

EXPENSES
Rental expenses:
Real estate taxes and insurance	83,527	74,510	59,795
Personnel	67,928	62,674	52,937
Utilities	39,821	36,494	30,897
Repair and maintenance	40,942	36,595	37,829
Administrative and marketing	21,348	21,463	17,904
Property management	20,265	19,309	17,881
Other operating expenses	1,238	1,178	1,226
Real estate depreciation and amortization	236,523	193,517	147,133
Interest	182,285	162,773	122,024
General and administrative	31,198	24,819	19,316
Other depreciation and amortization	3,009	2,655	3,201
Loss on early debt retirement	—	6,662	—

Total expenses	728,084	642,649	510,143

(Loss)/income before minority interests and discontinued operations	(30,026)	(81)	5,928
Minority interests of outside partnerships	(103)	(108)	(182)
Minority interests of unitholders in operating partnerships	2,722	918	1,230

(Loss)/income before discontinued operations, net of minority interests	(27,407)	729	6,976
Income from discontinued operations, net of minority interests	156,012	154,437	90,176

Net income	128,605	155,166	97,152
Distributions to preferred stockholders — Series B	(11,644)	(11,644)	(11,644)
Distributions to preferred stockholders — Series D (Convertible)	—	—	(3,473)
Distributions to preferred stockholders — Series E (Convertible)	(3,726)	(3,726)	(4,414)
Premium on preferred stock conversions	—	—	(5,729)

Net income available to common stockholders	$113,235	$139,796	$71,892

Earnings per common share — basic and diluted:
Loss from continuing operations available to common stockholders, net of minority interests	$(0.32)	$(0.11)	$(0.14)
Income from discontinued operations, net of minority interests	$1.17	$1.14	$0.70
Net income available to common stockholders	$0.85	$1.03	$0.56
Common distributions declared per share	$1.25	$1.20	$1.17
Weighted average number of common shares outstanding — basic	133,732	136,143	128,097
Weighted average number of common shares outstanding — diluted	133,732	136,143	128,097

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2006	2005	2004

Operating Activities
Net income	$128,605	$155,166	$97,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	246,934	215,192	184,088
Net gains on the sale of land and depreciable property	(148,614)	(139,724)	(52,903)
Cancellation of operating partnership units in connection with the sale of equity investment	—	(1,000)	—
Gain on the sale of technology investment	(796)	(12,306)	—
Gain on the sale of unconsolidated joint venture	—	(3,823)	—
Distribution of earnings from unconsolidated joint venture	—	124	—
Minority interests	7,463	8,838	5,025
Amortization of deferred financing costs and other	6,063	5,287	7,206
Amortization of deferred compensation	—	2,939	2,780
Prepayments on income taxes	(6,288)	—	—
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(2,713)	8,695	(1,769)
(Decrease)/increase in operating liabilities	(1,041)	8,798	10,168

Net cash provided by operating activities	229,613	248,186	251,747
Investing Activities
Proceeds from the sale of real estate investments, net	492,744	308,753	190,105
Repayment of notes receivable	59,805	64,845	75,586
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	(365,606)	(413,744)	(755,966)
Development of real estate assets	(101,849)	(49,343)	(19,131)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(215,721)	(156,122)	(82,390)
Capital expenditures — non-real estate assets	(3,465)	(3,209)	(1,578)
Distributions to consolidated joint venture partners	(6,823)	—	—
Proceeds from the sale of technology investment	796	12,306	—
Purchase deposits on pending real estate acquisitions	(4,354)	—	—
Issuance of notes receivable	(5,500)	—	—
Distribution of capital from unconsolidated joint venture	—	458	—
Decrease/(increase) in funds held in escrow from tax free exchanges pending the acquisition of real estate	—	17,039	(2,592)

Net cash used in investing activities	(149,973)	(219,017)	(595,966)
Financing Activities
Proceeds from the issuance of secured debt	78,860	25,342	—
Scheduled principal payments on secured debt	(70,339)	(8,611)	(36,814)
Non-scheduled principal payments on secured debt	—	(125,221)	(95,011)
Proceeds from the issuance of unsecured debt	375,000	499,983	475,775
Payments on unsecured debt	(138,849)	(70,860)	(46,585)
Net (repayment)/proceeds of revolving bank debt	(123,600)	(67,300)	140,200
Purchase of capped call equity instrument	(12,588)	—	—
Payment of financing costs	(10,284)	(14,455)	(8,849)
Proceeds from the issuance of common stock	5,303	4,334	99,461
Proceeds from the repayment of officer loans	—	—	459
Proceeds from the issuance of performance shares	400	343	(50)
Purchase of minority interests owned by Series A LLC	(2,059)	—	—
Purchase of minority interest from outside partners	—	(522)	—
Conversion of operating partnership units to cash	—	(50)	—
Distributions paid to minority interests	(12,729)	(12,900)	(13,553)
Distributions paid to preferred stockholders	(15,370)	(15,370)	(20,347)
Distributions paid to common stockholders	(166,785)	(163,001)	(147,387)
Repurchases of common and preferred stock	—	(73,242)	—

Net cash (used in)/provided by financing activities	(93,040)	(21,530)	347,299
Net (decrease)/increase in cash and cash equivalents	(13,400)	7,639	3,080
Cash and cash equivalents, beginning of year	15,543	7,904	4,824

Cash and cash equivalents, end of year	$2,143	$15,543	$7,904

Supplemental Information:
Interest paid during the period	$174,871	$160,367	$115,519
Non-cash transactions:
Conversion of operating partnership minority interests to common stock (381,001 shares in 2006, 99,573 shares in 2005, 170,209 shares in 2004)	7,988	1,444	2,035
Conversion of minority interests in Series B, LLC	—	690	—
Issuance of restricted stock awards	2,754	7,709	3,250
Issuance of operating partnership units in connection with acquisitions	—	7,653	—
Cancellation of a note receivable with the acquisition of a property	—	—	8,000
Secured debt assumed with the acquisition of properties	24,512	26,825	311,714
Receipt of a note receivable in connection with sales of real estate investments	—	124,650	75,586
Deferred gain in connection with the sale of real estate investments	—	6,410	—
Non-cash transactions associated with consolidated joint venture:
Real estate assets acquired	62,059	—	—
Secured debt assumed	33,627	—	—
Operating liabilities assumed	3,840	—	—

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

							Deferred	Notes
						Distributions	Compensation-	Receivable	Accumulated
						in	Unearned	from	Other
	Preferred Stock		Common Stock		Paid-in	Excess of	Restricted	Officer-	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Net Income	Stock Awards	Stockholders	Loss	Total

Balance, December 31, 2003	10,841,226	$236,564	127,295,126	$127,295	$1,458,983	$(651,497)	$(5,588)	$(459)	$(1,862)	$1,163,436

Comprehensive Income
Net income						97,152				97,152
Other comprehensive income:
Unrealized gain on derivative financial instruments									1,862	1,862

Comprehensive income						97,152			1,862	99,014

Issuance of common and restricted shares			769,083	769	10,171					10,940
Issuance of common shares through public offering			4,497,000	4,497	86,804					91,301
Adjustment for conversion of minority interests of unitholders in operating partnerships			170,209	170	1,865					2,035
Principal repayments on notes receivable from officer-stockholders								459		459
Accretion of premium on Series D conversions		5,729				(5,729)				—
Conversion of 7.50%
Series D Cumulative
Convertible Redeemable shares	(2,000,000)	(50,000)	3,076,769	3,077	46,923					—
Conversion of 8.00% Series E Cumulative
Convertible shares	(621,405)	(10,322)	621,405	622	9,700					—
Common stock distributions declared ($1.17 per share)						(152,203)				(152,203)
Preferred stock distributions declared-Series B ($2.15 per share)						(11,644)				(11,644)
Preferred stock distributions declared-Series D ($2.09 per share)						(3,473)				(3,473)
Preferred stock distributions declared-Series E ($1.33 per share)						(4,414)				(4,414)
Adjustment for FASB 123 adoption					(5,588)		5,588			—

Balance, December 31, 2004	8,219,821	181,971	136,429,592	136,430	1,608,858	(731,808)	—	—	—	1,195,451

Comprehensive Income
Net income						155,166				155,166

Comprehensive income						155,166				155,166

Issuance of common and restricted shares			663,238	680	6,595					7,275
Common shares repurchased			(3,180,350)	(32)	(73,210)					(73,242)
Adjustment for change in par value from $1.00 to $0.01				(135,822)	135,822					—
Adjustment for conversion of minority interests of unitholders in operating partnerships			99,573	84	1,360					1,444
Adjustment for conversion of minority interests in Series B LLC					690					690
Common stock distributions declared ($1.20 per share)						(163,690)				(163,690)
Preferred stock distributions declared-Series B ($2.15 per share)						(11,644)				(11,644)
Preferred stock distributions declared-Series E ($1.33 per share)						(3,726)				(3,726)

UNITED DOMINION REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)
(In thousands, except share data)

							Deferred	Notes
						Distributions	Compensation-	Receivable	Accumulated
						in	Unearned	from	Other
	Preferred Stock		Common Stock		Paid-in	Excess of	Restricted	Officer-	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Net Income	Stock Awards	Stockholders	Loss	Total

Balance, December 31, 2005	8,219,821	181,971	134,012,053	1,340	1,680,115	(755,702)	—	—	—	1,107,724

Comprehensive Income
Net income						128,605				128,605

Comprehensive income						128,605				128,605

Issuance of common and restricted shares and other			636,072	6	9,357					9,363
Adjustment for conversion of minority interests of unitholders in operating partnerships			381,001	4	7,984					7,988
Adjustment for conversion of minority interests owned by Series A LLC					(2,059)					(2,059)
Purchase of capped call equity instrument					(12,588)					(12,588)
Common stock distributions declared ($1.25 per share)						(168,408)				(168,408)
Preferred stock distributions declared-Series B ($2.15 per share)						(11,644)				(11,644)
Preferred stock distributions declared-Series E ($1.33 per share)						(3,726)				(3,726)

Balance, December 31, 2006	8,219,821	$181,971	135,029,126	$1,350	$1,682,809	$(810,875)	$—	$—	$—	$1,055,255

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and formation

United Dominion Realty Trust, Inc., a Maryland corporation, was formed in 1972. We operate within one defined business segment with activities related to the ownership, management, development, acquisition, renovation, and disposition of multifamily apartment communities nationwide. At December 31, 2006, we owned 242 communities and had five communities under development.

Basis of presentation

The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P., (the “Operating Partnership”), and Heritage Communities L.P. (the “Heritage OP”), (collectively, “UDR”). As of December 31, 2006, there were 166,185,740 units in the Operating Partnership outstanding, of which 156,493,682 units or 94% were owned by UDR and 9,692,058 units or 6% were owned by limited partners (of which 1,650,322 are owned by the holders of the Series A OPPS). As of December 31, 2006, there were 5,542,200 units in the Heritage OP outstanding, of which 5,212,993 units or 94% were owned by UDR and 329,207 units or 6% were owned by limited partners. The consolidated financial statements of UDR include the minority interests of the unitholders in the Operating Partnership and the Heritage OP. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

UDR recognizes impairment losses on long-lived assets used in operations when there is an event or change in circumstance that indicates an impairment in the value of an asset and the undiscounted future cash flows are not sufficient to recover the asset’s carrying value. Our cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market and operating conditions and our estimated holding periods. If such indicators of impairment are present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. Our estimates of fair market value represent our best estimate based upon industry trends and reference to market rates and transactions.

UDR purchases real estate investment properties from time to time and allocates the purchase price to various components, such as land, buildings, and intangibles related to in-place leases in accordance with FASB Statement No. 141, “Business Combinations.” The purchase price is allocated based on the relative fair

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of each component. The fair value of buildings is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates. As such, the determination of fair value considers the present value of all cash flows expected to be generated from the property including an initial lease up period. UDR determines the fair value of in-place leases by assessing the net effective rent and remaining term of the lease relative to market terms for similar leases at acquisition. The fair value of in-place leases is recorded and amortized as amortization expense over the remaining contractual lease period. UDR determines the fair value of in-place leases by considering the cost of acquiring similar leases, the foregone rents associated with the lease-up period, and the carrying costs associated with the lease-up period.

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

Interest, real estate taxes, and incremental labor and support costs for personnel working directly on the development site are capitalized as part of the real estate under development to the extent that such charges do not cause the carrying value of the asset to exceed its net realizable value. During 2006, 2005, and 2004, total interest capitalized was $5.2 million, $2.8 million, and $1.0 million, respectively.

Cash equivalents

Cash equivalents include all cash and liquid investments with maturities of three months or less when purchased.

Restricted cash

Restricted cash consists of escrow deposits held by lenders for real estate taxes, insurance and replacement reserves, and security deposits.

Deferred financing costs

Deferred financing costs include fees and other external costs incurred to obtain debt financings and are generally amortized on a straight-line basis, which approximates the effective interest method, over a period not to exceed the term of the related debt. Unamortized financing costs are written-off when debt is retired before its maturity date. During 2006, 2005, and 2004, amortization expense was $6.1 million, $6.5 million, and $5.1 million, respectively.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in unconsolidated development joint ventures

Investments in unconsolidated joint ventures are accounted for using the equity method when major business decisions require approval by the other partners and UDR does not have control of the assets. Investments are recorded at cost and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. UDR eliminates intercompany profits on sales of services that are provided to joint ventures. Differences between the carrying value of investments and the underlying equity in net assets of the investee are due to capitalized interest on the investment balance and capitalized development and leasing costs that are recovered by UDR through fees during construction.

Revenue recognition

UDR’s apartment homes are leased under operating leases with terms generally of one year or less. Rental income is recognized as it is earned and collectability is reasonably assured.

Advertising costs

All advertising costs are expensed as incurred and reported on the Consolidated Statements of Operations within the line item “Administrative and marketing.” During 2006, 2005, and 2004, total advertising expense was $9.3 million, $11.2 million, and $10.5 million, respectively

Interest rate swap agreements

UDR accounts for its derivative instruments in accordance with Statements of Financial Accounting Standards No. 133 and No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities.” At December 31, 2006, UDR has no derivative financial instruments reported on its Consolidated Balance Sheet. Prior to their maturity in July 2004, UDR’s derivative financial instruments consisted of interest rate swap agreements that were designated as cash flow hedges of debt with variable interest rate features, and as qualifying hedges for financial reporting purposes. For a derivative instrument that qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings during the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.

As part of UDR’s overall interest rate risk management strategy, UDR used derivative financial instruments as a means to artificially fix variable rate debt or to hedge anticipated financing transactions. UDR’s derivative transactions used for interest rate risk management included various interest rate swaps with indices that related to the pricing of specific financial instruments of UDR. Because of the close correlation between the hedging instrument and the underlying cash flow exposure being hedged, fluctuations in the value of the derivative instruments were generally offset by changes in the cash flow of the underlying exposures. As a result, UDR appropriately controlled the risk so that derivatives used for interest rate risk management would not have a material unintended effect on consolidated earnings. UDR does not enter into derivative financial instruments for trading purposes.

The fair value of UDR’s derivative instruments were reported on the balance sheet at their current fair value. The estimated fair value for our interest rate swaps relied on prevailing market interest rates. The interest rate swap agreements were designated with all or a portion of the principal balance and term of a specific debt obligation. Each interest rate swap involved the periodic exchange of payments over the life of the related agreement. An amount received or paid on the interest rate swap was recorded on an accrual basis as an adjustment to the related interest expense of the outstanding debt based on the accrual method of

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting. The related amount payable to and receivable from counterparties was included in other liabilities and other assets, respectively.

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

Comprehensive income

Comprehensive income, which is defined as all changes in equity during each period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Statements of Stockholders’ Equity. Other comprehensive income for 2004 consisted of unrealized gains or losses from derivative financial instruments. There is no difference between net income and total comprehensive income for 2006 and 2005.

Stock-based employee compensation plans

UDR adopted the fair-value-based method of accounting for share-based payments effective January 1, 2004, using the prospective method described in FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” UDR adopted Statement 123(R) on January 1, 2006, and has continued to use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees, which have not been granted since 2002. Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date (as of January 1, 2006, there were no unvested stock options). UDR adopted Statement 123 using the modified prospective transition method (which applied only to awards granted, modified or settled after the adoption date). The adoption of the provisions of Statement 123(R) did not have a material impact on our financial position, results of operations, or cash flows.

Minority interests of unitholders in operating partnerships

Interests in operating partnerships held by limited partners are represented by operating partnership units (“OP Units”). The operating partnerships’ income is allocated to holders of OP Units based upon net income available to common stockholders and the weighted average number of OP Units outstanding to total common shares plus OP Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to minority interests in accordance with the terms of the individual partnership agreements. OP Units can be exchanged for cash or shares of UDR’s common stock on a one-for-one basis, at the option of UDR. OP Units, as a percentage of total OP Units and shares outstanding, were 6.1% at December 31, 2006, 5.9% at December 31, 2005, and 6.3% at December 31, 2004.

Minority interests of outside partnerships

UDR has limited partners in certain real estate partnerships acquired in certain merger transactions. Net income for these partnerships is allocated based upon the percentage interest owned by these limited partners in each respective real estate partnership.

Earnings per share

Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed based upon common

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on UDR’s average stock price.

The following table sets forth the computation of basic and diluted earning per share (dollars in thousands, except per share amounts):

	2006	2005	2004

Numerator for basic and diluted earnings per share —
Net income available to common stockholders	$113,235	$139,796	$71,892
Denominator:
Denominator for basic earnings per share —
Weighted average common shares outstanding	134,533	136,920	128,711
Non-vested restricted stock awards	(801)	(777)	(614)

	133,732	136,143	128,097

Effect of dilutive securities:
Employee stock options, non-vested restricted stock awards, and convertible debt	—	—	—

Denominator for dilutive earnings per share	133,732	136,143	128,097

Basic earnings per share	$0.85	$1.03	$0.56

Diluted earnings per share	$0.85	$1.03	$0.56

The effect of the conversion of the operating partnership units, Series A, Series C, and Series D Out-Performance Partnership Shares, convertible preferred stock, and convertible debt is not dilutive and is therefore not included in the above calculations. If the operating partnership units were converted to common stock, the additional shares of common stock outstanding for the three years ended December 31, 2006, would be 8,693,981, 8,545,786, and 8,669,310 weighted average common shares, respectively. If the Series A Out-Performance Partnership Shares were converted to common stock, the additional shares of common stock outstanding for the three years ended December 31, 2006, would be 1,716,659, 1,778,251, and 1,791,329 weighted average common shares, respectively. If the convertible preferred stock were converted to common stock, the additional shares of common stock outstanding for the three years ended December 31, 2006, would be 2,803,812, 2,803,812, and 6,301,821 weighted average common shares, respectively. If the Series C and Series D Out-Performance Partnership Shares were converted to common stock, the additional shares of common stock outstanding for the year ended December 31, 2006, would be 313,145 and 75,869 weighted average common shares, respectively. If the convertible debt was converted to common stock, the additional shares of common stock outstanding for the year ended December 31, 2006, would be 68,132 weighted average common shares.

Income taxes

UDR is operated as, and elects to be taxed as, a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Generally, a REIT complies with the provisions of the Code if it meets certain requirements concerning its income and assets, as well as if it distributes at least 90% of its REIT taxable income to its stockholders and will not be subject to U.S. federal income taxes if it distributes at least 100% of its income. Accordingly, no provision has been made for federal income taxes of the REIT. UDR is subject to certain state and local excise or franchise taxes, for which provision has been made. If we fail to qualify as a REIT in any taxable year, our taxable income will be subject to United States Federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if we qualify

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as a REIT, we may be subject to certain state and local income taxes and to United States Federal income tax. We also will be required to pay a 100% tax on non-arms length transactions between us and a taxable REIT subsidiary and on any net income from sales of property that the IRS successfully asserts was property held for sale to customers in the ordinary course.

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

Consolidation of development partnerships

UDR adopted FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” as required, effective March 31, 2004. The adoption required the consolidation of all previously unconsolidated development projects, in which UDR was deemed to be the primary beneficiary. FIN No. 46 requires the Company to consolidate the assets, liabilities and results of operations of the activities of a variable interest entity, for which the Company includes only its development partnerships, if the Company is the primary beneficiary of the partnership. The primary beneficiary is the partner that is entitled to receive a majority of the entity’s residual returns and/or is subject to a majority of the risk of loss from such entity’s activities. As of December 31, 2006, UDR was the primary beneficiary of, and therefore consolidated, its three development partnerships.

Impact of recently issued accounting pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This interpretation requires that income tax positions recognized in an entity’s tax returns have a more-likely-than-not chance of being sustained prior to recording the related tax benefit in the financial statements. Tax benefits would be derecognized if information became available which indicated that it was more-likely-than-not that the position would not be sustained. UDR will adopt this interpretation in the first quarter of fiscal 2007. The Company has substantially completed its analysis of the interpretation and does not expect it to have a material impact on its financial position.

2.	REAL ESTATE OWNED

UDR operates in 33 markets dispersed throughout 16 states. At December 31, 2006, our largest apartment market was Orange County, California, where we owned 12% of our apartment homes, based upon carrying value. Excluding Orange County, California, UDR did not own more than 8% of its apartment homes in any one market, based upon carrying value.

The following table summarizes real estate held for investment at December 31, (dollars in thousands):

	2006	2005

Land and land improvements	$1,359,691	$1,220,654
Buildings and improvements	3,899,409	3,466,573
Furniture, fixtures, and equipment	300,056	243,858

Real estate held for investment	5,559,156	4,931,085
Accumulated depreciation	(1,238,392)	(1,000,109)

Real estate held for investment, net	$4,320,764	$3,930,976

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of real estate held for investment by major geographic markets (in order of carrying value, excluding real estate held for disposition and real estate under development) at December 31, 2006 (dollars in thousands):

	Number of	Initial
	Apartment	Acquisition	Carrying	Accumulated
	Communities	Cost	Value	Depreciation	Encumbrances

WESTERN REGION
Orange County, CA	13	$642,350	$684,460	$50,353	$114,255
San Francisco, CA	10	427,219	445,360	43,450	19,645
Los Angeles, CA	6	186,774	197,287	21,291	90,722
San Diego, CA	5	154,551	162,878	15,434	39,176
Inland Empire, CA	3	91,763	145,540	14,124	13,394
Monterey Peninsula, CA	7	85,323	144,133	27,064	—
Seattle, WA	6	107,432	114,875	17,159	58,621
Portland, OR	5	76,990	86,271	14,912	20,576
Sacramento, CA	2	51,899	64,563	16,005	45,837
MID-ATLANTIC REGION
Metropolitan DC	8	214,961	249,270	39,663	30,691
Raleigh, NC	11	179,935	229,947	80,499	68,059
Baltimore, MD	10	146,257	176,424	46,277	13,286
Richmond, VA	9	106,326	174,696	62,532	61,532
Wilmington, NC	6	64,213	103,893	39,035	—
Charlotte, NC	6	63,833	88,685	24,081	—
Norfolk, VA	6	42,741	74,475	32,261	9,118
Other Mid-Atlantic	13	92,985	145,972	59,316	36,232
SOUTHEASTERN REGION
Tampa, FL	12	213,597	273,531	71,233	63,253
Orlando, FL	12	142,034	219,802	78,286	47,871
Nashville, TN	10	132,719	187,754	49,632	71,585
Jacksonville, FL	4	82,178	110,344	31,193	17,043
Atlanta, GA	6	57,669	84,779	32,394	23,884
Other Florida	8	132,913	164,164	39,076	52,588
Other Southeastern	7	54,609	79,467	34,947	—
SOUTHWESTERN REGION
Houston, TX	16	185,965	265,438	79,615	40,693
Dallas, TX	6	192,525	199,570	22,376	23,971
Arlington, TX	6	75,335	95,916	29,851	20,543
Austin, TX	5	75,779	87,073	24,055	6,073
Denver, CO	2	64,362	70,425	18,699	—
Phoenix, AZ	3	45,168	67,116	21,949	27,771
Other Southwestern	6	122,301	149,892	45,924	41,674
MIDWESTERN REGION
Columbus, OH	6	111,315	165,785	46,884	40,635
Other Midwestern	3	20,241	24,890	6,694	6,241
Richmond Corporate	—	554	4,091	1,137	—
Commercial	—	20,223	20,390	991	10,276

	238	$4,465,039	$5,559,156	$1,238,392	$1,115,245

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of real estate held for disposition by major category at December 31, 2006 (dollars in thousands):

	Initial
	Acquisition	Carrying	Accumulated
	Cost	Value	Depreciation	Encumbrances

Apartments	$51,062	$52,506	$14,808	$—
Land	3,932	4,147	—	—

	$54,994	$56,653	$14,808	$—

The following is a summary of real estate under development by major category at December 31, 2006 (dollars in thousands):

	Initial
	Acquisition	Carrying	Accumulated
	Cost	Value	Depreciation	Encumbrances

Apartments	$20,752	$34,377	$—	$—
Land and joint ventures	109,776	169,936	527	67,674

	$130,528	$204,313	$527	$67,674

Total Real Estate Owned	$4,650,561	$5,820,122	$1,253,727	$1,182,919

3.	INCOME FROM DISCONTINUED OPERATIONS

UDR adopted FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (FAS 144) as of January 1, 2002. FAS 144 requires, among other things, that the primary assets and liabilities and the results of operations of UDR’s real properties which have been sold subsequent to January 1, 2005, or are held for disposition subsequent to January 1, 2005, be classified as discontinued operations and segregated in UDR’s Consolidated Statements of Operations and Balance Sheets. Properties classified as real estate held for disposition generally represent properties that are actively marketed or contracted for sale which are expected to close within the next twelve months.

For purposes of these financial statements, FAS 144 results in the presentation of the primary assets and liabilities and the net operating results of those properties sold or classified as held for disposition through December 31, 2006, as discontinued operations for all periods presented. The adoption of FAS 144 does not have an impact on net income available to common stockholders. FAS 144 only results in the reclassification of the operating results of all properties sold or classified as held for disposition through December 31, 2006 within the Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004, and the reclassification of the assets and liabilities within the Consolidated Balance Sheets as of December 31, 2006 and 2005.

For the year ended December 31, 2006, UDR sold 24 communities and 384 condominiums from four communities with a total of 612 condominiums. We recognized gains for financial reporting purposes of $148.6 million on these sales. At December 31, 2006, UDR had two communities with a net book value of $18.3 million, one community with a total of 320 condominiums and a net book value of $19.0 million, one commercial unit with a net book value of $0.4 million, and one parcel of land with a net book value of $4.1 million included in real estate held for disposition. During 2005, UDR sold 22 communities, 240 condominiums from five communities with a total of 648 condominiums, and one parcel of land. We recognized gains for financial reporting purposes of $139.7 million on these sales. In conjunction with the sale of ten communities in July 2005, we received short-term notes for $124.7 million that bear interest at 6.75% and had maturities ranging from September 2005 to July 2006. As of December 31, 2006, all of the notes receivable had matured and had been repaid. We recognized previously deferred gains for financial reporting

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purposes of $6.4 million for the twelve months ended December 31, 2006. During 2004, UDR sold 19 communities, 24 condominiums from a community of 36 condominiums, and one parcel of land. The results of operations for these properties and the interest expense associated with the secured debt on these properties are classified on the Consolidated Statements of Operations in the line item entitled “Income from discontinued operations, net of minority interests.”

The following is a summary of income from discontinued operations for the years ended December 31, (dollars in thousands):

	2006	2005	2004

Rental income	$42,441	$80,466	$136,944
Non-property income/(loss)	5	8	(2)

	42,446	80,474	136,942
Rental expenses	18,666	35,321	57,866
Real estate depreciation	7,366	18,907	33,495
Interest	(1,102)	(49)	1,977
Loss on early debt retirement	—	1,821	—
Other expenses	36	113	258

	24,966	56,113	93,596
Income before net gain on the sale of depreciable property and minority interests	17,480	24,361	43,346
Net gain on the sale of land and depreciable property	148,614	139,724	52,903

Income before minority interests	166,094	164,085	96,249
Minority interests on income from discontinued operations	(10,082)	(9,648)	(6,073)

Income from discontinued operations, net of minority interests	$156,012	$154,437	$90,176

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	SECURED DEBT

Secured debt on continuing and discontinued operations of UDR’s real estate portfolio, which encumbers $1.9 billion or 33% of real estate owned based upon book value ($3.9 billion or 67% of UDR’s real estate owned is unencumbered) consists of the following as of December 31, 2006 (dollars in thousands):

			Weighted	Weighted	Number of
	Principal Outstanding		Average	Average	Properties
	December 31,	December 31,	Interest Rate	Years to Maturity	Encumbered
	2006	2005	2006	2006	2006

Fixed Rate Debt
Mortgage notes payable	$352,159	$359,281	5.49%	4.7	15
Tax-exempt secured notes payable	26,070	26,400	5.84%	18.2	3
Fannie Mae credit facilities	399,362	363,875	6.09%	4.4	9

Total fixed rate secured debt	777,591	749,556	5.81%	5.0	27

Variable Rate Debt
Mortgage notes payable	105,089	66,464	6.42%	4.3	4
Tax-exempt secured note payable	7,770	7,770	3.70%	21.5	1
Fannie Mae credit facility	292,469	292,469	5.86%	5.8	46

Total variable rate secured debt	405,328	366,703	5.97%	5.7	51

Total secured debt	$1,182,919	$1,116,259	5.86%	5.2	78

Fixed Rate Debt

Mortgage notes payable.  Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from December 2007 through July 2027 and carry interest rates ranging from 4.55% to 8.18%.

Tax-exempt secured notes payable.  Fixed rate mortgage notes payable that secure tax-exempt housing bond issues mature at various dates from May 2008 through March 2031 and carry interest rates ranging from 5.30% to 6.47%. Interest on these notes is generally payable in semi-annual installments.

Secured credit facilities.  At December 31, 2006, UDR’s fixed rate secured credit facilities consisted of $399.4 million of the $691.8 million outstanding on an $860 million aggregate commitment under four revolving secured credit facilities with Fannie Mae. The Fannie Mae credit facilities are for an initial term of ten years, bear interest at floating and fixed rates, and can be extended for an additional five years at our discretion. As of December 31, 2006, the fixed rate Fannie Mae credit facilities had a weighted average fixed rate of interest of 6.09%.

Variable Rate Debt

Mortgage notes payable.  Variable rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from October 2009 through July 2013. As of December 31, 2006, these notes had interest rates ranging from 5.99% to 7.70%.

Tax-exempt secured note payable.  The variable rate mortgage note payable that secures tax-exempt housing bond issues matures in July 2028. As of December 31, 2006, this note had an interest rate of 3.70%. Interest on this note is payable in monthly installments.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Secured credit facilities.  At December 31, 2006, UDR’s variable rate secured credit facilities consisted of $292.5 million outstanding on the Fannie Mae credit facilities. As of December 31, 2006, the variable rate Fannie Mae credit facilities had a weighted average floating rate of interest of 5.86%.

The aggregate maturities of secured debt for the five years subsequent to December 31, 2006 are as follows (dollars in thousands):

	Fixed			Variable
	Mortgage	Tax-Exempt	Credit	Mortgage	Tax-Exempt	Credit
Year	Notes	Notes	Facilities	Notes	Notes	Facilities	Total

2007	$81,376	$345	$—	$—	$—	$—	$81,721
2008	4,346	5,135	—	—	—	—	9,481
2009	27,763	245	—	45,403	—	—	73,411
2010	98,027	265	174,362	22,271	—	—	294,925
2011	11,726	280	50,000	—	—	39,513	101,519
Thereafter	128,921	19,800	175,000	37,415	7,770	252,956	621,862

	$352,159	$26,070	$399,362	$105,089	$7,770	$292,469	$1,182,919

During the first quarter of 2005, we prepaid approximately $110 million of secured debt. In conjunction with these prepayments, we incurred prepayment penalties of $8.5 million in both continuing and discontinued operations as “Loss on early debt retirement.” These penalties were funded by the proceeds from the sale of our technology investment of $12.3 million.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	UNSECURED DEBT

A summary of unsecured debt as of December 31, 2006 and 2005 is as follows (dollars in thousands):

	2006	2005

Commercial Banks
Borrowings outstanding under an unsecured credit facility due May 2008(a)	$87,200	$210,800
Senior Unsecured Notes — Other
7.95% Medium-Term Notes due July 2006	—	85,374
7.07% Medium-Term Notes due November 2006	—	25,000
7.25% Notes due January 2007(b)	92,255	92,255
4.30% Medium-Term Notes due July 2007	75,000	75,000
4.50% Medium-Term Notes due March 2008	200,000	200,000
8.50% Monthly Income Notes due November 2008	29,081	29,081
4.25% Medium-Term Notes due January 2009	50,000	50,000
6.50% Notes due June 2009	200,000	200,000
3.90% Medium-Term Notes due March 2010	50,000	50,000
3.625% Convertible Senior Notes due September 2011(c)	250,000	—
5.00% Medium-Term Notes due January 2012	100,000	100,000
6.05% Medium-Term Notes due June 2013	121,345	—
5.13% Medium-Term Notes due January 2014	200,000	200,000
5.25% Medium-Term Notes due January 2015	250,000	250,000
5.25% Medium-Term Notes due January 2016	100,000	100,000
8.50% Debentures due September 2024	54,118	54,118
4.00% Convertible Senior Notes due December 2035(d)	250,000	250,000
Other	167	370

	2,021,966	1,761,198

Unsecured Notes — Other
Verano Construction Loan due February 2006	—	24,820
ABAG Tax-Exempt Bonds due August 2008	46,700	46,700

	46,700	71,520

Total Unsecured Debt	$2,155,866	$2,043,518

(a)	UDR has a three-year $500 million unsecured revolving credit facility. The credit facility matures on May 31, 2008, and at UDR’s option, can be extended for an additional year. UDR has the right to increase the credit facility to $750 million under certain circumstances. Based on UDR’s current credit ratings, the credit facility carries an interest rate equal to LIBOR plus a spread of 57.5 basis points. Under a competitive bid feature, and for so long as UDR maintains an Investment Grade Rating, UDR has the right to bid out 100% of the commitment amount.

(b)	In January 2007, this medium-term note matured and was repaid using proceeds from property dispositions.

(c)	At any time on or after July 15, 2011, prior to the close of business on the second business day prior to September 15, 2011, and also following the occurrence of certain events, the notes will be convertible at the option of the holder. Upon conversion of the notes, UDR will deliver cash and common stock, if any,

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 trading day observation period. The initial conversion rate for each $1,000 principal amount of notes is 26.6326 shares of our common stock, subject to adjustment under certain circumstances. In connection with the issuance of the 3.625% convertible senior notes, UDR entered into a capped call transaction with respect to its common stock. The convertible note and capped call transactions, both of which expire September 2011, must be net share settled. The maximum number of shares to be issued under the convertible notes is 6.7 million shares, subject to certain adjustment provisions. The capped call transaction combines a purchased call option with a strike price of $37.548 with a written call option with a strike price of $43.806. These transactions have no effect on the terms of the 3.625% convertible senior notes and are intended to reduce the potential dilution upon future conversion of the 3.625% convertible senior notes by effectively increasing the initial conversion price to $43.806 per share, representing a 40% conversion premium. The net cost of $12.6 million of the capped call transaction was included in stockholders’ equity.

(d)	Prior to December 15, 2030, upon the occurrence of specified events, the notes will be convertible at the option of the holder into cash and, in certain circumstances, shares of UDR’s common stock at an initial conversion rate of 35.2988 shares per $1,000 principal amount of notes (which equates to an initial conversion price of approximately $28.33 per share). On or after December 15, 2030, the notes will be convertible at any time prior to the second business day prior to maturity at the option of the holder into cash and, in certain circumstances, shares of UDR’s common stock at the above initial conversion rate. The initial conversion rate is subject to adjustment in certain circumstances.

The following is a summary of short-term bank borrowings under UDR’s bank credit facility at December 31, (dollars in thousands):

	2006	2005	2004

Total revolving credit facilities at December 31	$500,000	$500,000	$500,000
Borrowings outstanding at December 31	87,200	210,800	278,100
Weighted average daily borrowings during the year	264,102	315,487	127,665
Maximum daily borrowings during the year	415,800	440,200	356,500
Weighted average interest rate during the year	5.3%	3.6%	2.0%
Weighted average interest rate at December 31	5.6%	4.7%	2.7%

The aggregate maturities of unsecured debt for the five years subsequent to December 31, 2006 are as follows (dollars in thousands):

	Credit	Unsecured
Year	Facility	Debt	Total

2007	$—	$167,265	$167,265
2008	87,200	275,790	362,990
2009	—	250,009	250,009
2010	—	50,010	50,010
2011	—	250,009	250,009
Thereafter	—	1,075,583	1,075,583

	$87,200	$2,068,666	$2,155,866

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	STOCKHOLDERS’ EQUITY

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

Distributions declared on the Series B in 2006 were $2.15 per share or $0.5375 per quarter. The Series B is listed on the NYSE under the symbol “UDRpb.” At December 31, 2006 and 2005, a total of 5,416,009 shares of the Series B were outstanding.

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

Distributions declared on the Series E in 2006 were $1.33 per share or $0.3322 per quarter. The Series E is not listed on any exchange. At December 31, 2006 and 2005, a total of 2,803,812 shares of the Series E were outstanding.

UDR is authorized to issue up to 20,000,000 shares of our Series F Preferred Stock. The Series F Preferred Stock may be purchased by holders of UDR’s operating partnership units, or OP Units, at a purchase price of $0.0001 per share. OP Unitholders are entitled to subscribe for and purchase one share of UDR’s Series F Preferred Stock for each OP Unit held. At December 31, 2006, a total of 666,293 shares of the Series F Preferred Stock were outstanding at a value of $66.63. As of December 31, 2005, we had not issued any shares of our Series F Preferred Stock. Holders of the Series F Preferred Stock are entitled to one vote for each share of the Series F Preferred Stock they hold, voting together with the holders of our common stock, on each matter submitted to a vote of securityholders at a meeting of our stockholders. The Series F Preferred Stock does not entitle its holders to any other rights, privileges or preferences.

Dividend Reinvestment and Stock Purchase Plan

UDR’s Dividend Reinvestment and Stock Purchase Plan (the “Stock Purchase Plan”) allows common and preferred stockholders the opportunity to purchase, through the reinvestment of cash dividends, additional shares of UDR’s common stock. As of December 31, 2006, 9,893,700 shares of common stock had been issued under the Stock Purchase Plan. Shares in the amount of 15,106,300 were reserved for further issuance under the Stock Purchase Plan as of December 31, 2006. During 2006, 44,691 shares were issued under the Stock Purchase Plan for a total consideration of approximately $1.3 million.

Restricted Stock Awards

UDR’s 1999 Long-Term Incentive Plan (“LTIP”) authorizes the grant of restricted stock awards to employees, officers, consultants, and directors of UDR. Compensation expense is recorded over the vesting period and is based upon the value of the common stock on the date of issuance. For the years ended

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006, 2005 and 2004, we recognized $4.5 million, $3.2 million, and $2.7 million, respectively, of compensation expense related to the amortization of restricted stock. As of December 31, 2006, 1,268,448 shares of restricted stock have been issued under the LTIP.

Shareholder Rights Plan

UDR’s First Amended and Restated Rights Agreement is intended to protect long-term interests of stockholders in the event of an unsolicited, coercive or unfair attempt to take over UDR. The plan authorized a dividend of one Preferred Share Purchase Right (the “Rights”) on each share of common stock outstanding. Each Right, which is not currently exercisable, will entitle the holder to purchase 1/1000 of a share of a new series of UDR’s preferred stock, designated as Series C Junior Participating Cumulative Preferred Stock, at a price to be determined upon the occurrence of the event, and for which the holder must be paid $45 should the takeover occur. Under the Plan, the Rights will be exercisable if a person or group acquires more than 15% of UDR’s common stock or announces a tender offer that would result in the ownership of 15% of UDR’s common stock.

7.	FINANCIAL INSTRUMENTS

The following estimated fair values of financial instruments were determined by UDR using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts UDR would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts and estimated fair value of UDR’s financial instruments as of December 31, 2006 and 2005, are summarized as follows (dollars in thousands):

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Secured debt	$1,182,919	$1,178,078	$1,116,259	$1,123,108
Unsecured debt	2,155,866	2,056,929	2,043,518	2,032,211

The following methods and assumptions were used by UDR in estimating fair values.

Cash equivalents

The carrying amount of cash equivalents approximates fair value.

Notes receivable

At December 31, 2006, UDR has a promissory note in the principal amount of $1.5 million that is due in February 2016. The note was received in connection with our investment in the development of an online leasing software and bears interest at 10.0%. In July 2006, UDR received a promissory note in the amount of $4.0 million that became due in January 2007. This note was received in connection with a joint venture project and bears interest at 6.8%. The carrying amount of these notes receivable approximate their fair value.

In July 2005, UDR received short-term notes in the principal amount of $124.7 million that bear interest at 6.75% and had maturities ranging from September 2005 to July 2006. The notes were received in conjunction with the sale of ten communities. As of December 31, 2006, all of the notes receivable had matured and had been repaid. We recognized previously deferred gains for financial reporting purposes of $6.4 million during 2006.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2003, UDR received a promissory note in the principal amount of $5 million that is due October 2011. The note was received in connection with one of our acquisitions and bears interest of 9.0% that is payable in annual installments. The carrying amount of this note receivable approximates its fair value.

Secured and unsecured debt

Estimated fair value is based on mortgage rates, tax-exempt bond rates, and corporate unsecured debt rates believed to be available to UDR for the issuance of debt with similar terms and remaining lives. The carrying amount of UDR’s variable rate secured debt approximates fair value as of December 31, 2006 and 2005. The carrying amounts of UDR’s borrowings under variable rate unsecured debt arrangements, short-term revolving credit agreements, and lines of credit, approximate their fair values as of December 31, 2006 and 2005.

8.	INCOME TAXES

The aggregate cost of our real estate assets for federal income tax purposes was approximately $5.3 billion at December 31, 2006.

The following table reconciles UDR’s net income to REIT taxable income for the three years ended December 31, 2006 (dollars in thousands):

	2006	2005	2004

Net income	$128,605	$155,166	$97,152
Elimination of TRS income	(6,955)	(17,802)	(1,120)
Minority interest	(4,219)	(1,828)	(1,950)
Depreciation and amortization expense	66,754	56,274	46,916
Disposition of properties	47,168	(74,323)	(10,029)
Revenue recognition timing differences	(1,249)	(87)	(195)
Investment loss, not deductible for tax	—	—	(593)
Capitalized interest	1,620	1,720	—
Compensation related differences	(3,264)	(2,174)	(3,174)
Other expense timing differences	173	(706)	2,102
Net operating loss	(47,522)	—	—

REIT taxable income before dividends	$181,111	$116,240	$129,109

Dividend paid deduction	$181,111	$149,475	$153,409

For income tax purposes, distributions paid to common stockholders may consist of ordinary income, capital gains, and non-taxable return of capital, or a combination thereof. Distributions that exceed our current and accumulated earnings and profits constitute a return of capital rather than taxable income and reduce the stockholder’s basis in their common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholder’s basis in the common shares, it generally will be treated

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as a gain from the sale or exchange of that stockholder’s common shares. For the three years ended December 31, 2006, distributions paid per common share were taxable as follows:

	2006	2005	2004

Ordinary income	$0.48	$0.63	$0.76
Long-term capital gain	0.46	0.22	0.20
Unrecaptured section 1250 gain	0.30	0.13	0.08
Return of capital	—	0.21	0.12

	$1.24	$1.19	$1.16

We have taxable REIT subsidiaries that are subject to state and federal income taxes. Income tax expense consists of the following for the three years ended December 31, 2006, and is included in gains on the sales (dollars in thousands):

	2006	2005	2004

Income tax expense/(benefit)
Current	$5,533	$11,090	$867
Deferred	(680)	313	—

Total income tax expense	$4,853	$11,403	$867

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income for the three years ended December 31, 2006, as follows (dollars in thousands):

	2006	2005	2004

Income tax expense/(benefit)
Computed tax expense	$4,134	$10,193	$675
Permanent book/tax difference	(99)	—	—
State income tax (net of federal benefit) and other	818	1,210	192

Total income tax expense	$4,853	$11,403	$867

Deferred income taxes reflect the estimated net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts for income

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax purposes. Our taxable REIT subsidiary’s deferred tax assets and liabilities are as follows for the three years ended December 31, 2006 (dollars in thousands):

	2006	2005	2004

Deferred tax assets:
Depreciation	$550	$—	$—
Capitalized interest	159	—	—
Pre-paid rent	84	19	—
Warranty expense	11	—	—

Total deferred tax assets	804	19	—
Deferred tax liabilities:
Depreciation	—	(17)	—
Interest	(437)	(315)	—

Total deferred tax liabilities	(437)	(332)	—

Net deferred tax asset/(liability)	$367	$(313)	$—

9.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

Our Profit Sharing Plan (the “Plan”) is a defined contribution plan covering all eligible full-time employees. Under the Plan, UDR makes discretionary profit sharing and matching contributions to the Plan as determined by the Compensation Committee of the Board of Directors. Aggregate provisions for contributions, both matching and discretionary, which are included in UDR’s Consolidated Statements of Operations for the three years ended December 31, 2006, 2005, and 2004 were $0.7 million, $0.6 million, and $0.6 million, respectively.

Stock Option Plan

In May 2001, the stockholders of UDR approved the 1999 Long-Term Incentive Plan (the “LTIP”), which supersedes the 1985 Stock Option Plan. With the approval of the LTIP, no additional grants will be made under the 1985 Stock Option Plan. The LTIP authorizes the granting of awards which may take the form of options to purchase shares of common stock, stock appreciation rights, restricted stock, dividend equivalents, other stock-based awards, and any other right or interest relating to common stock or cash. The Board of Directors reserved 4 million shares for issuance upon the grant or exercise of awards under the LTIP. The LTIP generally provides, among other things, that options are granted at exercise prices not lower than the market value of the shares on the date of grant and that options granted must be exercised within ten years. The maximum number of shares of stock that may be issued subject to incentive stock options is 4 million shares. Shares under options that expire or are cancelable are available for subsequent grant.

UDR adopted the fair-value-based method of accounting for share-based payments effective January 1, 2004, using the prospective method described in FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” UDR adopted Statement 123(R) on January 1, 2006, and has continued to use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees, which have not been granted since 2002. Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date (as of January 1, 2006, there were no unvested stock options). UDR adopted Statement 123 using the modified prospective transition method (which applied only to awards granted, modified or settled after the adoption date). The adoption of

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the provisions of Statement 123(R) did not have a material impact on our financial position, results of operations, or cash flows.

A summary of UDR’s stock option activity during the three years ended December 31, 2006, is provided in the following table:

	Number	Weighted Average	Range of
	Outstanding	Exercise Price	Exercise Prices

Balance, December 31, 2003	2,536,187	$11.88	$9.63	—	$15.38
Granted	—	—			—
Exercised	(562,064)	11.90	9.63	—	15.25
Forfeited	(13,500)	12.02	10.88	—	13.96

Balance, December 31, 2004	1,960,623	11.88	9.63	—	15.38
Granted	—	—			—
Exercised	(298,566)	12.02	9.88	—	14.63
Forfeited	(19,834)	13.80	9.88	—	15.25

Balance, December 31, 2005	1,642,223	11.84	9.63	—	15.38
Granted	—	—			—
Exercised	(315,333)	13.52	9.63	—	15.38
Forfeited	(27,500)	11.47	9.63	—	14.63

Balance, December 31, 2006	1,299,390	11.44	9.63	—	15.38

Exercisable at December 31, 2004	1,938,343	$11.84	$9.63	—	$15.38
2005	1,635,666	11.82	9.63	—	15.38
2006	1,299,390	11.44	9.63	—	15.38

The weighted average remaining contractual life on all options outstanding is 3.7 years. 578,110 of share options had exercise prices between $9.63 and $10.88, 527,296 of share options had exercise prices between $11.15 and $12.23, and 193,984 of share options had exercise prices between $13.94 and $15.38.

As of December 31, 2006 and 2005, stock-based awards for 2,286,091 and 2,583,586 shares of common stock, respectively, were available for future grants under the 1999 LTIP’s existing authorization.

10.	COMMITMENTS AND CONTINGENCIES

Commitments

Real Estate Under Development

UDR is committed to completing its wholly owned real estate currently under development, which has an estimated cost to complete of $52.6 million as of December 31, 2006.

UDR is committed to completing its development joint venture projects, which have an estimated cost to complete of $235.5 million at December 31, 2006.

UDR has entered into three contracts to purchase apartment communities upon their development completion. Provided that the developer meets certain conditions, UDR will purchase these communities for approximately $105.0 million.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Land and Other Leases

UDR is party to several ground leases relating to operating communities. In addition, UDR is party to various other operating leases related to the operation of its regional offices and equipment. Future minimum lease payments for non-cancelable land and other leases as of December 31, 2006 are as follows (dollars in thousands):

	Ground	Operating
	Leases	Leases

2007	$1,151	$1,619
2008	1,151	1,573
2009	1,154	1,582
2010	1,154	1,065
2011	1,154	308
Thereafter	20,971	—

	$26,735	$6,147

UDR incurred $2.8 million, $2.4 million and $1.9 million of rent expense for the years ended December 31, 2006, 2005, and 2004.

Contingencies

Series C Out-Performance Program

In May 2005, the stockholders of UDR approved a new Out-Performance Program and the first series of new Out-Performance Partnership Shares under the program are the Series C Out-Performance Units (the “Series C Program”) pursuant to which certain executive officers and other key employees of UDR (the “Series C Participants”) were given the opportunity to purchase interests in UDR Out-Performance III, LLC, a Delaware limited liability company (the “Series C LLC”), the only asset of which is a special class of partnership units of the Operating Partnership (“Series C Out-Performance Partnership Shares” or “Series C OPPSs”) . The purchase price for the Series C OPPSs was determined by the Compensation Committee of UDR’s board of directors to be $750,000, assuming 100% participation, and was based upon the advice of an independent valuation expert. UDR’s performance for the Series C Program will be measured over the 36-month period from June 1, 2005 to May 30, 2008.

The Series C Program is designed to provide participants with the possibility of substantial returns on their investment if the cumulative total return on UDR’s common stock, as measured by the cumulative amount of dividends paid plus share price appreciation during the measurement period is at least the equivalent of a 36% total return, or 12% annualized (“Minimum Return”).

At the conclusion of the measurement period, if UDR’s cumulative total return satisfies these criteria, the Series C LLC as holder of the Series C OPPSs will receive (for the indirect benefit of the Series C Participants as holders of interests in the Series C LLC) distributions and allocations of income and loss from the Operating Partnership equal to the distributions and allocations that would be received on the number of OP Units obtained by:

i. determining the amount by which the cumulative total return of UDR’s common stock over the measurement period exceeds the Minimum Return (such excess being the “Excess Return”);

ii. multiplying 2% of the Excess Return by UDR’s market capitalization (defined as the average number of shares outstanding over the 36-month period, including common stock, common stock equivalents and OP Units); and

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

iii. dividing the number obtained in clause (ii) by the market value of one share of UDR’s common stock on the valuation date, computed as the volume-weighted average price per day of common stock for the 20 trading days immediately preceding the valuation date.

For the Series C OPPSs, the number determined pursuant to (ii) above is capped at 1% of market capitalization.

If, on the valuation date, the cumulative total return of UDR’s common stock does not meet the Minimum Return, then the Series C Participants will forfeit their entire initial investment.

Based on the results through December 31, 2006, 313,145 Series C OPPSs would have been issued had the Program terminated on that date. However, since the ultimate determination of Series C OPPSs to be issued will not occur until May 30, 2008, and the number of Series C OPPSs is determinable only upon future events, the financial statements do not reflect any impact for these events. Accordingly, the contingently issuable Series C OPPSs will only be included in basic earnings per share after the measurement period has ended and the applicable hurdle has been met. Furthermore, the Series C OPPSs will only be included in common stock and common stock equivalents in the calculation of diluted earnings per share after the measurement period has ended and the hurdle has been met at the end of the reporting period (if any), assuming the measurement period ended at the end of the reporting period.

Series D Out-Performance Program

In February 2006, the board of directors of UDR approved the Series D Out-Performance Program (the “Series D Program”) pursuant to which certain executive officers and other key employees of UDR (the “Series D Participants”) were given the opportunity to purchase interests in UDR Out-Performance IV, LLC, a Delaware limited liability company (the “Series D LLC”), the only asset of which is a special class of partnership units of the Operating Partnership (“Series D Out-Performance Partnership Shares” or “Series D OPPSs”) . The Series D Program is part of the New Out-Performance Program approved by UDR’s stockholders in May 2005. The Series D LLC has agreed to sell 830,000 membership units to members of UDR’s senior management at a price of $1.00 per unit. The aggregate purchase price of $830,000 for the Series D OPPSs, assuming 100% participation, is based upon the advice of an independent valuation expert. The Series D Program will measure the cumulative total return on our common stock over the 36-month period beginning January 1, 2006 and ending December 31, 2008.

The Series D Program is designed to provide participants with the possibility of substantial returns on their investment if the cumulative total return on UDR’s common stock, as measured by the cumulative amount of dividends paid plus share price appreciation during the measurement period is at least the equivalent of a 36% total return, or 12% annualized (“Minimum Return”).

At the conclusion of the measurement period, if UDR’s cumulative total return satisfies these criteria, the Series D LLC as holder of the Series D OPPSs will receive (for the indirect benefit of the Series D Participants as holders of interests in the Series D LLC) distributions and allocations of income and loss from the Operating Partnership equal to the distributions and allocations that would be received on the number of OP Units obtained by:

i. determining the amount by which the cumulative total return of UDR’s common stock over the measurement period exceeds the Minimum Return (such excess being the “Excess Return”);

ii. multiplying 2% of the Excess Return by UDR’s market capitalization (defined as the average number of shares outstanding over the 36-month period, including common stock, OP Units, common stock equivalents and OP Units); and

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

iii. dividing the number obtained in (ii) by the market value of one share of UDR’s common stock on the valuation date, computed as the volume-weighted average price per day of the common stock for the 20 trading days immediately preceding the valuation date.

For the Series D OPPSs, the number determined pursuant to clause (ii) above is capped at 1% of market capitalization.

If, on the valuation date, the cumulative total return of UDR’s common stock does not meet the Minimum Return, then the Series D Participants will forfeit their entire initial investment.

Based on the results through December 31, 2006, 75,869 Series D OPPSs would have been issued had the Program terminated on that date. However, since the ultimate determination of Series D OPPSs to be issued will not occur until December 31, 2008, and the number of Series D OPPSs is determinable only upon future events, the financial statements do not reflect any impact for these events. Accordingly, the contingently issuable Series D OPPSs will only be included in basic earnings per share after the measurement period has ended and the applicable hurdle has been met. Furthermore, the Series D OPPSs will only be included in common stock and common stock equivalents in the calculation of diluted earnings per share after the measurement period has ended and the hurdle has been met at the end of the reporting period (if any), assuming the measurement period ended at the end of the reporting period.

Litigation and Legal Matters

UDR is subject to various legal proceedings and claims arising in the ordinary course of business. UDR cannot determine the ultimate liability with respect to such legal proceedings and claims at this time. UDR believes that such liability, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on our financial condition, results of operations or cash flow.

11.	INDUSTRY SEGMENTS

UDR owns and operates multifamily apartment communities throughout the United States that generate rental and other property related income through the leasing of apartment homes to a diverse base of tenants. UDR separately evaluates the performance of each of its apartment communities. However, because each of the apartment communities has similar economic characteristics, facilities, services, and tenants, the apartment communities have been aggregated into a single apartment communities segment. All segment disclosure is included in or can be derived from UDR’s consolidated financial statements.

There are no tenants that contributed 10% or more of UDR’s total revenues during 2006, 2005, or 2004.

UNITED DOMINION REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA

Summarized consolidated quarterly financial data for the year ended December 31, 2006, with restated amounts that reflect discontinued operations as of December 31, 2006, is as follows (dollars in thousands, except per share amounts):

	Three Months Ended
	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated
	March 31	March 31	June 30	June 30	September 30	September 30	December 31

Rental income(a)	$176,810	$166,432	$174,257	$169,955	$177,634	$177,329	$180,757
Loss before minority interests and discontinued operations	(3,804)	(7,193)	(4,449)	(6,120)	(7,281)	(7,434)	(9,279)
Gain on sale of land and depreciable property	15,347	15,347	33,482	33,482	65,669	65,669	34,116
Income from discontinued operations, net of minority interests	15,359	18,550	36,163	37,748	65,893	66,060	33,654
Net income available to common stockholders	8,165	8,165	28,342	28,342	55,510	55,510	21,218
Earnings per common share:
Basic	$0.06	$0.06	$0.21	$0.21	$0.42	$0.42	$0.16
Diluted	0.06	0.06	0.21	0.21	0.42	0.42	0.16

(a)	Represents rental income from continuing operations.

Summarized consolidated quarterly financial data for the year ended December 31, 2005, with restated amounts that reflect discontinued operations as of December 31, 2006, is as follows (dollars in thousands, except per share amounts):

	Three Months Ended
	Previously		Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
	March 31	March 31	June 30	June 30	September 30	September 30	December 31	December 31

Rental income(a)	$148,575	$148,552	$153,507	$153,466	$157,715	$157,683	$162,234	$162,203
Income/(loss) before minority interests and discontinued operations	1,490	1,427	436	322	(1,363)	(1,435)	1,447	(395)
Gain on sale of depreciable property	7,023	7,023	46,781	46,781	12,851	12,851	73,069	73,069
Income from discontinued operations, net of minority interests	13,365	13,424	51,850	51,957	16,154	16,224	71,100	72,832
Net income available to common stockholders	11,099	11,099	48,599	48,599	11,292	11,292	68,806	68,806
Earnings per common share:
Basic	$0.08	$0.08	$0.36	$0.36	$0.08	$0.08	$0.51	$0.51
Diluted	0.08	0.08	0.36	0.36	0.08	0.08	0.51	0.51

(a)	Represents rental income from continuing operations.

UNITED DOMINION REALTY TRUST

SCHEDULE III — REAL ESTATE OWNED
FOR THE YEAR ENDED DECEMBER 31, 2006

					Cost of
					Improvements
					Capitalized	Gross Amount at
		Initial Costs		Total	Subsequent	Which Carried at Close of Period
		Land and	Buildings	Initial	to Acquisition	Land and	Buildings	Total
		Land	and	Acquisition	(Net of	Land	and	Carrying	Accumulated	Date of	Date
Property	Encumbrances	Improvements	Improvements	Costs	Disposals)	Improvements	Improvements	Value(A)	Depreciation(B)	Construction	Acquired

WESTERN REGION

Harbor at Mesa Verde	$—	$20,476,466	$28,537,805	$49,014,271	$7,898,037	$20,493,875	$36,418,434	$56,912,308	$7,521,490	1965	06/12/03

Pine Brook Village	18,270,000	2,581,763	25,504,086	28,085,849	3,840,197	3,812,777	28,113,269	31,926,046	5,694,666	1979	06/12/03

Pacific Shores	19,145,000	7,345,226	22,623,676	29,968,902	5,763,978	7,347,018	28,385,862	35,732,880	5,581,412	1971	06/12/03

Huntington Vista	—	8,055,452	22,485,746	30,541,198	3,736,930	8,073,730	26,204,398	34,278,128	5,299,661	1970	06/12/03

Pacific Palms	—	12,285,059	6,236,783	18,521,843	1,059,650	12,364,081	7,217,412	19,581,493	1,668,641	1962	07/31/03

Missions at Back Bay	—	229,270	14,128,763	14,358,033	492,828	10,618,842	4,232,020	14,850,861	837,406	1969	12/16/03

Coronado at Newport — North	54,532,170	62,515,901	46,082,056	108,597,957	6,900,069	62,543,888	52,954,139	115,498,026	6,926,335	1968	10/28/04

Huntington Villas	—	61,535,270	18,017,201	79,552,471	1,964,805	61,553,308	19,963,968	81,517,276	2,948,686	1972	09/30/04

Villa Venetia	—	70,825,106	24,179,600	95,004,706	2,739,272	70,837,402	26,906,575	97,743,977	3,719,872	1972	10/28/04

Vista Del Rey	—	10,670,493	7,079,834	17,750,327	694,513	10,673,012	7,771,827	18,444,840	1,102,112	1969	09/30/04

Foxborough	—	12,070,601	6,186,721	18,257,322	987,236	12,083,292	7,161,266	19,244,558	1,023,741	1969	09/30/04

Coronado South	—	58,784,785	50,066,757	108,851,542	3,141,813	58,806,208	53,187,147	111,993,355	5,706,733	1970	03/31/05

The Arboretum	22,307,984	29,562,468	14,283,292	43,845,760	2,890,338	29,597,246	17,138,852	46,736,098	2,322,134	1970	10/28/04

ORANGE COUNTY, CA	114,255,154	356,937,860	285,412,320	642,350,180	42,109,666	368,804,677	315,655,169	684,459,846	50,352,889

2000 Post Street	—	9,860,627	44,577,506	54,438,133	2,854,200	10,040,340	47,251,993	57,292,333	10,241,644	1987	12/07/98

Birch Creek	7,539,128	4,365,315	16,695,509	21,060,824	3,786,621	4,712,807	20,134,638	24,847,445	6,042,586	1968	12/07/98

Highlands of Marin	—	5,995,838	24,868,350	30,864,188	2,604,763	6,163,618	27,305,332	33,468,951	6,873,751	1991	12/07/98

Marina Playa	12,105,709	6,224,383	23,916,283	30,140,666	4,504,014	6,519,309	28,125,371	34,644,680	8,492,079	1971	12/07/98

Crossroads Apartments	—	4,811,488	10,169,520	14,981,008	1,174,160	4,872,226	11,282,941	16,155,167	1,680,557	1986	07/28/04

River Terrace	—	22,161,247	40,137,141	62,298,388	504,613	22,162,242	40,640,759	62,803,001	3,442,358	2005	08/01/05

Lake Pines	—	14,031,365	30,536,982	44,568,346	938,762	14,031,365	31,475,744	45,507,108	2,005,839	1972	11/29/05

Bay Terrace	—	8,544,559	14,457,992	23,002,551	419,043	8,544,559	14,877,035	23,421,594	1,082,437	1962	10/07/05

Mill Creek	—	48,202,012	41,608,035	89,810,047	721,547	19,115,710	71,415,884	90,531,594	2,206,269	2006	06/21/06

Canyon Oaks	—	21,743,510	34,311,742	56,055,252	632,385	11,983,437	44,704,199	56,687,636	1,382,273	2005	06/21/06

SAN FRANCISCO, CA	19,644,837	145,940,343	281,279,059	427,219,403	18,140,106	108,145,613	337,213,896	445,359,509	43,449,793

The Crest	59,634,693	21,953,480	67,808,654	89,762,134	4,477,221	21,956,364	72,282,990	94,239,354	9,548,287	1989	09/30/04

Rosebeach	—	8,414,478	17,449,593	25,864,072	687,590	8,422,028	18,129,634	26,551,661	2,460,100	1970	09/30/04

The Villas at San Dimas	13,055,042	8,180,619	16,735,364	24,915,983	905,412	8,181,107	17,640,288	25,821,395	2,312,119	1981	10/28/04

The Villas at Bonita	8,305,381	4,498,439	11,699,117	16,197,556	356,713	4,499,424	12,054,845	16,554,268	1,595,089	1981	10/28/04

Ocean Villa	9,726,936	5,134,982	12,788,885	17,923,867	477,275	5,134,982	13,266,160	18,401,142	1,705,851	1965	10/28/04

Pine Avenue DCO	—	5,805,234	6,305,030	12,110,264	3,609,014	5,805,499	9,913,779	15,719,278	3,669,273	1987	08/28/06

UNITED DOMINION REALTY TRUST

SCHEDULE III — REAL ESTATE OWNED — (Continued)

					Cost of
					Improvements
					Capitalized	Gross Amount at
		Initial Costs		Total	Subsequent	Which Carried at Close of Period
		Land and	Buildings	Initial	to Acquisition	Land and	Buildings	Total
		Land	and	Acquisition	(Net of	Land	and	Carrying	Accumulated	Date of	Date
Property	Encumbrances	Improvements	Improvements	Costs	Disposals)	Improvements	Improvements	Value(A)	Depreciation(B)	Construction	Acquired

LOS ANGELES, CA	90,722,051	53,987,232	132,786,643	186,773,875	10,513,224	53,999,403	143,287,696	197,287,099	21,290,719

Presidio at Rancho Del Oro	13,325,000	9,163,939	22,694,492	31,858,431	2,502,405	9,303,196	25,057,640	34,360,836	3,891,997	1987	06/25/04

Villas at Carlsbad	9,284,568	6,516,636	10,717,601	17,234,237	671,327	6,558,856	11,346,708	17,905,564	1,464,906	1966	10/28/04

Summit at Mission Bay	—	22,598,529	17,181,401	39,779,930	1,782,975	22,598,529	18,964,377	41,562,905	2,622,184	1953	11/01/04

Rancho Vallecitos	16,566,301	3,302,967	10,877,286	14,180,253	2,601,972	3,529,902	13,252,324	16,782,225	6,058,377	1988	10/13/99

Milazzo	—	15,920,401	35,577,599	51,498,000	768,629	15,920,401	36,346,228	52,266,629	1,396,695	1986	05/04/06

SAN DIEGO, CA	39,175,869	57,502,471	97,048,379	154,550,850	8,327,310	57,910,883	104,967,277	162,878,160	15,434,159

Verano at Town Square	—	13,557,235	3,645,406	17,202,641	50,769,275	22,844,185	45,127,731	67,971,916	3,155,283	2006	10/18/02

Windemere at Sycamore Highland	13,394,266	5,809,490	23,450,119	29,259,609	581,529	5,821,751	24,019,386	29,841,138	6,011,635	2001	11/21/02

Waterstone at Murrieta	—	10,597,865	34,702,760	45,300,625	2,426,382	10,633,799	37,093,208	47,727,007	4,956,576	1990	11/02/04

INLAND EMPIRE, CA	13,394,266	29,964,590	61,798,285	91,762,875	53,777,185	39,299,735	106,240,324	145,540,060	14,123,494

Boronda Manor	—	1,946,423	8,981,742	10,928,165	7,140,580	3,034,759	15,033,985	18,068,745	3,479,046	1979	12/07/98

Garden Court	—	888,038	4,187,950	5,075,988	3,572,799	1,422,217	7,226,571	8,648,787	1,719,856	1973	12/07/98

Cambridge Court	—	3,038,877	12,883,312	15,922,189	11,217,829	4,765,177	22,374,842	27,140,018	5,341,081	1974	12/07/98

Laurel Tree	—	1,303,902	5,115,356	6,419,258	4,522,311	2,003,855	8,937,714	10,941,569	2,120,975	1977	12/07/98

The Pointe at Harden Ranch	—	6,388,446	23,853,534	30,241,980	20,572,446	9,551,463	41,262,963	50,814,426	9,068,255	1986	12/07/98

The Pointe at Northridge	—	2,043,736	8,028,443	10,072,179	7,490,799	3,122,621	14,440,357	17,562,978	3,244,458	1979	12/07/98

The Pointe at Westlake	—	1,329,064	5,334,004	6,663,068	4,293,083	2,030,141	8,926,009	10,956,151	2,090,268	1975	12/07/98

MONTEREY PENINSULA, CA	—	16,938,486	68,384,341	85,322,827	58,809,846	25,930,232	118,202,441	144,132,673	27,063,939

Arbor Terrace	13,813,876	1,453,342	11,994,972	13,448,314	1,711,634	1,630,050	13,529,898	15,159,948	4,539,824	1996	03/27/98

Aspen Creek	—	1,177,714	9,115,789	10,293,503	956,344	1,350,100	9,899,748	11,249,847	2,845,033	1996	12/07/98

Crowne Pointe	10,142,815	2,486,252	6,437,256	8,923,508	2,570,696	2,611,640	8,882,564	11,494,204	2,914,212	1987	12/07/98

Hilltop	7,838,700	2,173,969	7,407,628	9,581,597	1,612,026	2,358,563	8,835,061	11,193,623	2,665,205	1985	12/07/98

The Hawthorne	26,825,490	6,473,970	30,226,079	36,700,049	645,782	6,475,086	30,870,745	37,345,831	2,709,656	2003	07/21/05

The Kennedy Building	—	6,178,440	22,306,568	28,485,008	(53,953)	6,183,441	22,247,614	28,431,055	1,485,189	2005	11/10/05

SEATTLE, WA	58,620,881	19,943,687	87,488,292	107,431,979	7,442,529	20,608,880	94,265,628	114,874,508	17,159,119

Lancaster Commons	10,009,532	2,485,291	7,451,165	9,936,456	997,021	2,585,754	8,347,722	10,933,477	2,681,293	1992	12/07/98

Tualatin Heights	10,566,509	3,272,585	9,134,089	12,406,674	2,301,184	3,473,991	11,233,867	14,707,858	3,477,800	1989	12/07/98

Evergreen Park	—	3,878,138	9,973,051	13,851,189	2,162,074	4,151,437	11,861,826	16,013,263	3,848,761	1988	03/27/98

Andover Park	—	2,916,576	16,994,580	19,911,155	2,369,972	2,952,315	19,328,812	22,281,127	2,623,760	1989	09/30/04

Hunt Club	—	6,014,006	14,870,326	20,884,332	1,450,712	6,049,453	16,285,591	22,335,045	2,280,505	1985	09/30/04

PORTLAND, OR	20,576,041	18,566,596	58,423,211	76,989,807	9,280,963	19,212,951	67,057,819	86,270,770	14,912,118

Foothills Tennis Village	12,745,224	3,617,507	14,542,028	18,159,535	4,394,929	3,808,718	18,745,746	22,554,464	5,525,120	1988	12/07/98

Woodlake Village	33,091,932	6,772,438	26,966,750	33,739,188	8,269,271	7,299,491	34,708,967	42,008,459	10,479,355	1979	12/07/98

UNITED DOMINION REALTY TRUST

SCHEDULE III — REAL ESTATE OWNED — (Continued)

					Cost of
					Improvements
					Capitalized	Gross Amount at
		Initial Costs		Total	Subsequent	Which Carried at Close of Period
		Land and	Buildings	Initial	to Acquisition	Land and	Buildings	Total
		Land	and	Acquisition	(Net of	Land	and	Carrying	Accumulated	Date of	Date
Property	Encumbrances	Improvements	Improvements	Costs	Disposals)	Improvements	Improvements	Value(A)	Depreciation(B)	Construction	Acquired

SACRAMENTO, CA	45,837,156	10,389,945	41,508,778	51,898,723	12,664,199	11,108,209	53,454,713	64,562,922	16,004,475

TOTAL WESTERN REGION	402,226,256	710,171,211	1,114,129,307	1,824,300,518	221,065,029	705,020,584	1,340,344,964	2,045,365,547	219,790,705

MID-ATLANTIC REGION

Dominion Middle Ridge	17,769,407	3,311,468	13,283,047	16,594,515	4,424,806	3,545,478	17,473,843	21,019,321	6,624,372	1990	06/25/96

Dominion Lake Ridge	12,921,808	2,366,061	8,386,439	10,752,500	3,795,102	2,621,422	11,926,180	14,547,602	4,665,266	1987	02/23/96

Presidential Greens	—	11,237,698	18,789,985	30,027,683	4,990,579	11,392,551	23,625,710	35,018,262	6,412,497	1938	05/15/02

Taylor Place	—	6,417,889	13,411,278	19,829,167	5,315,499	6,604,751	18,539,915	25,144,666	5,440,727	1962	04/17/02

Ridgewood	—	5,612,147	20,085,474	25,697,621	4,500,980	5,716,396	24,482,205	30,198,601	6,627,006	1988	08/26/02

The Calvert	—	262,807	11,188,623	11,451,430	3,566,136	2,349,837	12,667,728	15,017,566	2,673,577	1962	11/26/03

Commons at Town Square	—	135,780	7,723,647	7,859,427	664,623	6,865,580	1,658,470	8,524,050	381,593	1971	12/03/03

Waterside Towers	—	873,713	38,209,345	39,083,059	4,069,116	26,079,836	17,072,338	43,152,174	3,493,706	1971	12/03/03

Waterside Townhomes	—	129,000	3,723,896	3,852,896	344,481	2,724,788	1,472,589	4,197,377	286,986	1971	12/03/03

Wellington Place at Olde Town	—	13,753,346	36,059,193	49,812,539	2,638,247	13,757,766	38,693,020	52,450,786	3,057,445	1987	09/13/05

METROPOLITAN DC	30,691,215	44,099,910	170,860,927	214,960,836	34,309,568	81,658,405	167,612,000	249,270,405	39,663,175

Dominion on Spring Forest	—	1,257,500	8,586,255	9,843,755	6,279,928	1,900,016	14,223,667	16,123,683	8,837,637	1978/81	05/21/91

Remington on the Green	—	500,000	4,321,872	4,821,872	6,887,089	1,097,199	10,611,762	11,708,961	4,351,996	1987	09/27/91

Dominion on Lake Lynn	12,134,000	3,622,103	12,405,020	16,027,123	6,760,428	4,455,793	18,331,758	22,787,551	8,621,100	1986	12/01/92

Dominion Courtney Place	—	1,114,600	5,119,259	6,233,859	5,146,862	1,542,802	9,837,919	11,380,721	5,500,214	1979/81	07/08/93

Dominion Walnut Ridge	9,589,520	1,791,215	11,968,852	13,760,067	5,050,410	2,335,562	16,474,915	18,810,477	7,511,249	1982/84	03/04/94

Dominion Walnut Creek	15,153,866	3,170,290	21,717,407	24,887,697	7,554,723	3,834,317	28,608,102	32,442,420	13,042,915	1985/86	05/17/94

Dominion Ramsgate	—	907,605	6,819,154	7,726,759	2,386,160	1,091,589	9,021,330	10,112,919	3,612,372	1988	08/15/96

Copper Mill	—	1,548,280	16,066,720	17,615,000	2,628,922	1,997,913	18,246,010	20,243,922	6,245,825	1997	12/31/96

Trinity Park	12,258,453	4,579,648	17,575,712	22,155,360	3,575,763	4,736,740	20,994,383	25,731,123	7,172,677	1987	02/28/97

Meadows at Kildaire	18,923,619	2,846,027	20,768,425	23,614,452	2,644,303	6,951,720	19,307,035	26,258,755	8,369,917	2000	05/25/00

Oaks at Weston	—	9,943,644	23,305,862	33,249,506	1,096,793	10,230,376	24,115,923	34,346,299	7,233,394	2001	06/28/02

UNITED DOMINION REALTY TRUST

SCHEDULE III — REAL ESTATE OWNED — (Continued)

					Cost of
					Improvements
					Capitalized	Gross Amount at
		Initial Costs		Total	Subsequent	Which Carried at Close of Period
		Land and	Buildings	Initial	to Acquisition	Land and	Buildings	Total
		Land	and	Acquisition	(Net of	Land	and	Carrying	Accumulated	Date of	Date
Property	Encumbrances	Improvements	Improvements	Costs	Disposals)	Improvements	Improvements	Value(A)	Depreciation(B)	Construction	Acquired

RALEIGH, NC	68,059,458	31,280,912	148,654,538	179,935,450	50,011,382	40,174,028	189,772,804	229,946,832	80,499,294

Gatewater Landing	—	2,078,422	6,084,526	8,162,948	5,503,663	2,365,699	11,300,912	13,666,611	5,135,261	1970	12/16/92

Dominion Kings Place	—	1,564,942	7,006,574	8,571,516	2,495,532	1,675,898	9,391,151	11,067,048	4,342,446	1983	12/29/92

Dominion at Eden Brook	—	2,361,167	9,384,171	11,745,338	4,125,433	2,860,319	13,010,452	15,870,771	6,087,016	1984	12/29/92

Dominion Great Oaks	13,285,808	2,919,481	9,099,691	12,019,172	6,347,260	4,378,480	13,987,952	18,366,432	7,207,697	1974	07/01/94

Dominion Constant Friendship	—	903,122	4,668,956	5,572,078	1,952,758	1,089,062	6,435,774	7,524,836	2,757,593	1990	05/04/95

Lakeside Mill	—	2,665,869	10,109,175	12,775,044	1,957,319	2,717,825	12,014,538	14,732,363	5,455,022	1989	12/10/99

Tamar Meadow	—	4,144,926	17,149,514	21,294,440	2,619,873	4,422,508	19,491,805	23,914,313	4,967,216	1990	11/22/02

Calvert’s Walk	—	4,408,192	24,692,115	29,100,307	2,428,939	4,460,681	27,068,565	31,529,246	4,574,291	1988	03/30/04

Arborview	—	4,653,393	23,951,828	28,605,221	2,495,009	4,705,817	26,394,413	31,100,230	4,548,583	1992	03/30/04

Liriope	—	1,620,382	6,790,681	8,411,063	241,462	1,623,363	7,029,162	8,652,525	1,201,701	1997	03/30/04

BALTIMORE, MD	13,285,808	27,319,896	118,937,230	146,257,126	30,167,247	30,299,651	146,124,723	176,424,374	46,276,827

Dominion Olde West	—	1,965,097	12,203,965	14,169,062	6,727,029	2,511,753	18,384,338	20,896,091	10,389,533	1978/82/84/85/87	12/31/84 & 08/27/91

Dominion Creekwood	—	—	—	—	4,413,974	115,152	4,298,822	4,413,974	1,444,380	1984	08/27/91

Dominion Laurel Springs	—	464,480	3,119,716	3,584,196	4,231,864	806,530	7,009,530	7,816,060	3,435,508	1972	09/06/91

Dominion English Hills	—	1,979,174	11,524,313	13,503,487	8,223,926	2,873,091	18,854,322	21,727,413	11,134,039	1969/76	12/06/91

Dominion Gayton Crossing	10,063,000	825,760	5,147,968	5,973,728	8,350,375	1,469,022	12,855,080	14,324,103	8,185,363	1973	09/28/95

Dominion West End	16,896,683	2,059,252	15,049,088	17,108,340	6,878,137	2,899,915	21,086,563	23,986,477	8,870,459	1989	12/28/95

Courthouse Green	7,865,616	732,050	4,702,353	5,434,403	4,549,374	1,208,329	8,775,448	9,983,777	5,620,384	1974/78	12/31/84

Waterside at Ironbridge	11,297,000	1,843,819	13,238,590	15,082,409	3,047,486	2,087,051	16,042,844	18,129,895	5,208,493	1987	09/30/97

Carriage Homes at Wyndham	—	473,695	30,996,525	31,470,220	1,684,853	3,662,747	29,492,326	33,155,073	5,539,480	1998	11/25/03

Legacy at Mayland	15,409,295	—	—	—	20,263,426	1,496,149	18,767,277	20,263,426	2,704,133

RICHMOND, VA	61,531,594	10,343,327	95,982,518	106,325,845	68,370,445	19,129,740	155,566,550	174,696,290	62,531,772

Cape Harbor	—	1,891,671	18,113,109	20,004,780	3,359,257	2,341,503	21,022,534	23,364,037	7,907,042	1996	08/15/96

Mill Creek	—	1,404,498	4,489,398	5,893,896	15,734,895	2,026,791	19,602,000	21,628,791	7,985,208	1986/98	09/30/91

The Creek	—	417,500	2,506,206	2,923,706	3,428,950	586,069	5,766,587	6,352,656	3,338,217	1973	06/30/92

Forest Hills	—	1,028,000	5,420,478	6,448,478	6,066,265	1,242,984	11,271,759	12,514,743	5,360,176	1964/69	06/30/92

Clear Run	—	874,830	8,740,602	9,615,432	7,687,478	1,366,934	15,935,977	17,302,910	6,915,558	1987/89	07/22/94

Crosswinds	—	1,096,196	18,230,236	19,326,432	3,403,481	1,242,642	21,487,271	22,729,913	7,529,214	1990	02/28/97

UNITED DOMINION REALTY TRUST

SCHEDULE III — REAL ESTATE OWNED — (Continued)

					Cost of
					Improvements
					Capitalized	Gross Amount at
		Initial Costs		Total	Subsequent	Which Carried at Close of Period
		Land and	Buildings	Initial	to Acquisition	Land and	Buildings	Total
		Land	and	Acquisition	(Net of	Land	and	Carrying	Accumulated	Date of	Date
Property	Encumbrances	Improvements	Improvements	Costs	Disposals)	Improvements	Improvements	Value(A)	Depreciation(B)	Construction	Acquired

WILMINGTON, NC	—	6,712,695	57,500,029	64,212,724	39,680,326	8,806,923	95,086,127	103,893,050	39,035,414

Dominion Harris Pond	—	886,788	6,728,097	7,614,885	2,995,445	1,322,977	9,287,353	10,610,330	4,165,275	1987	07/01/94

Dominion Mallard Creek	—	698,860	6,488,061	7,186,921	2,431,204	748,028	8,870,096	9,618,125	3,454,888	1989	08/16/94

Dominion at Sharon	—	667,368	4,856,103	5,523,471	2,178,737	1,009,817	6,692,391	7,702,208	2,834,563	1984	08/15/96

Providence Court	—	—	22,047,803	22,047,803	14,447,925	7,696,924	28,798,804	36,495,728	10,570,680	1997	09/30/97

Dominion Crossing	—	1,666,312	4,774,020	6,440,332	1,467,959	1,685,696	6,222,595	7,908,292	932,379	1985	08/31/04

Dominion Norcroft	—	1,968,664	13,051,238	15,019,902	1,330,002	2,018,804	14,331,099	16,349,904	2,122,702	1991/97	08/31/04

CHARLOTTE, NC	—	5,887,992	57,945,322	63,833,314	24,851,272	14,482,247	74,202,339	88,684,586	24,080,487

Forest Lake at Oyster Point	—	780,117	8,861,878	9,641,995	5,505,641	1,229,199	13,918,437	15,147,636	5,820,498	1986	08/15/95

Woodscape	—	798,700	7,209,525	8,008,225	6,823,032	1,890,883	12,940,374	14,831,257	7,470,647	1974/76	12/29/87

Eastwind	—	155,000	5,316,738	5,471,738	4,036,128	538,045	8,969,822	9,507,866	4,846,003	1970	04/04/88

Dominion Waterside at Lynnhaven	—	1,823,983	4,106,710	5,930,693	4,060,696	2,101,598	7,889,791	9,991,389	3,465,905	1966	08/15/96

Heather Lake	—	616,800	3,400,672	4,017,472	7,842,956	1,130,593	10,729,834	11,860,428	6,886,274	1972/74	03/01/80

Dominion Yorkshire Downs	9,117,528	1,088,887	8,581,771	9,670,658	3,465,925	1,374,411	11,762,173	13,136,583	3,772,126	1987	12/23/97

NORFOLK, VA	9,117,528	5,263,487	37,477,294	42,740,781	31,734,379	8,264,729	66,210,430	74,475,160	32,261,452

Greens at Falls Run	—	2,730,722	5,300,203	8,030,925	2,761,845	2,953,583	7,839,187	10,792,770	3,201,703	1989	05/04/95

Manor at England Run	19,462,000	3,194,527	13,505,239	16,699,766	14,913,101	4,969,191	26,643,676	31,612,867	11,393,155	1990	05/04/95

Greens at Hollymead	—	965,114	5,250,374	6,215,488	2,020,953	1,102,913	7,133,528	8,236,441	2,858,040	1990	05/04/95

Brittingham Square	—	650,143	4,962,246	5,612,389	1,824,183	885,421	6,551,151	7,436,572	2,737,050	1991	05/04/95

Greens at Schumaker Pond	—	709,559	6,117,582	6,827,141	3,313,853	933,574	9,207,420	10,140,994	3,553,610	1988	05/04/95

Greens at Cross Court	—	1,182,414	4,544,012	5,726,426	2,665,852	1,405,739	6,986,539	8,392,278	2,920,437	1987	05/04/95

Greens at Hilton Run	16,770,382	2,754,447	10,482,579	13,237,026	4,240,703	3,128,107	14,349,623	17,477,729	5,882,280	1988	05/04/95

Dover Country	—	2,007,878	6,365,053	8,372,931	4,974,927	2,406,628	10,941,230	13,347,858	5,244,494	1970	07/01/94

Greens at Cedar Chase	—	1,528,667	4,830,738	6,359,405	1,867,601	1,731,782	6,495,224	8,227,006	2,669,514	1988	05/04/95

Colony Village	—	346,330	3,036,956	3,383,286	3,003,337	610,050	5,776,573	6,386,623	4,247,701	1972/74	12/31/84

Brynn Marr	—	432,974	3,821,508	4,254,482	3,924,564	819,623	7,359,423	8,179,046	5,188,293	1973/77	12/31/84

Liberty Crossing	—	840,000	3,873,139	4,713,139	4,485,672	1,560,651	7,638,160	9,198,811	5,493,595	1972/74	11/30/90

Bramblewood	—	401,538	3,150,912	3,552,450	2,990,610	639,007	5,904,053	6,543,060	3,926,399	1980/82	12/31/84

OTHER MID-ATLANTIC	36,232,382	17,744,313	75,240,541	92,984,854	52,987,201	23,146,267	122,825,788	145,972,055	59,316,272

TOTAL MID-ATLANTIC REGION	218,917,985	148,652,532	762,598,399	911,250,931	332,111,820	225,961,989	1,017,400,761	1,243,362,750	383,664,693

UNITED DOMINION REALTY TRUST

SCHEDULE III — REAL ESTATE OWNED — (Continued)

					Cost of
					Improvements
					Capitalized	Gross Amount at
		Initial Costs		Total	Subsequent	Which Carried at Close of Period
		Land and	Buildings	Initial	to Acquisition	Land and	Buildings	Total
		Land	and	Acquisition	(Net of	Land	and	Carrying	Accumulated	Date of	Date
Property	Encumbrances	Improvements	Improvements	Costs	Disposals)	Improvements	Improvements	Value(A)	Depreciation(B)	Construction	Acquired

SOUTHEASTERN REGION

Bay Cove	—	2,928,847	6,578,257	9,507,104	8,516,181	3,550,944	14,472,341	18,023,285	7,818,429	1972	12/16/92

Summit West	—	2,176,500	4,709,970	6,886,470	5,422,337	2,712,176	9,596,632	12,308,807	5,566,869	1972	12/16/92

Pinebrook	—	1,780,375	2,458,172	4,238,547	5,815,264	2,080,783	7,973,028	10,053,811	4,728,118	1977	09/28/93

Lakewood Place	9,855,656	1,395,051	10,647,377	12,042,428	5,491,060	1,910,324	15,623,164	17,533,488	6,482,395	1986	03/10/94

Hunters Ridge	10,312,031	2,461,548	10,942,434	13,403,982	4,316,171	3,239,623	14,480,530	17,720,153	6,386,390	1992	06/30/95

Bay Meadow	—	2,892,526	9,253,525	12,146,051	6,399,960	3,668,346	14,877,665	18,546,011	6,027,750	1985	12/09/96

Cambridge	—	1,790,804	7,166,329	8,957,133	4,058,715	2,196,297	10,819,551	13,015,848	4,043,649	1985	06/06/97

Laurel Oaks	—	1,361,553	6,541,980	7,903,533	3,203,806	1,653,033	9,454,307	11,107,339	3,686,561	1986	07/01/97

Sugar Mill Creek	10,611,283	2,241,880	7,552,520	9,794,400	3,575,848	2,432,269	10,937,979	13,370,248	3,175,430	1988	12/07/98

Inlet Bay	—	7,701,679	23,149,670	30,851,349	6,454,915	7,853,451	29,452,813	37,306,264	6,567,452	1988/89	06/30/03

MacAlpine Place	32,474,234	10,869,386	36,857,512	47,726,898	1,135,543	10,882,698	37,979,743	48,862,441	4,992,293	2001	12/01/04

Gallery at Bayport II	—	5,775,144	17,236,146	23,011,290	6,624	8,599,879	14,418,034	23,017,913	78,283	1985/87	10/23/06

Island Walk	—	7,230,575	19,897,415	27,127,990	5,537,725	9,385,143	23,280,573	32,665,715	11,679,787	1985/87	07/10/06

TAMPA, FL	63,253,204	50,605,867	162,991,307	213,597,175	59,934,149	60,164,964	213,366,360	273,531,324	71,233,408

Fisherman’s Village	—	2,387,368	7,458,897	9,846,265	6,780,692	3,435,653	13,191,304	16,626,957	6,407,115	1984	12/29/95

Seabrook	—	1,845,853	4,155,275	6,001,128	5,460,882	2,451,952	9,010,058	11,462,010	4,893,939	1984	02/20/96

Dover Village	—	2,894,702	6,456,100	9,350,802	7,333,589	3,484,422	13,199,968	16,684,391	6,963,573	1981	03/31/93

Altamira Place	—	1,532,700	11,076,062	12,608,762	14,886,642	2,736,050	24,759,354	27,495,404	9,472,543	1984	04/14/94

Regatta Shore	—	757,008	6,607,367	7,364,375	9,448,831	1,593,516	15,219,690	16,813,206	8,007,464	1988	06/30/94

Alafaya Woods	8,950,593	1,653,000	9,042,256	10,695,256	5,472,442	2,255,451	13,912,247	16,167,698	6,136,872	1988/90	10/21/94

Andover Place	12,799,781	3,692,187	7,756,919	11,449,106	5,435,071	4,804,189	12,079,989	16,884,177	6,321,890	1988	09/29/95 & 09/30/96

Los Altos	12,134,612	2,803,805	12,348,464	15,152,269	5,196,855	3,532,884	16,816,240	20,349,124	6,993,240	1990	10/31/96

Lotus Landing	—	2,184,723	8,638,664	10,823,387	4,991,006	2,563,451	13,250,942	15,814,393	4,519,554	1985	07/01/97

Seville on The Green	—	1,282,616	6,498,062	7,780,678	4,880,179	1,589,137	11,071,719	12,660,857	3,869,689	1986	10/21/97

Ashton at Waterford	13,986,375	3,871,744	17,537,879	21,409,623	944,120	3,987,764	18,365,979	22,353,743	7,546,307	2000	05/28/98

Arbors at Lee Vista DCO	—	6,692,423	12,860,210	19,552,633	6,937,463	6,778,814	19,711,281	26,490,095	7,153,599	1992	08/28/06

UNITED DOMINION REALTY TRUST

SCHEDULE III — REAL ESTATE OWNED — (Continued)

					Cost of
					Improvements
					Capitalized	Gross Amount at
		Initial Costs		Total	Subsequent	Which Carried at Close of Period
		Land and	Buildings	Initial	to Acquisition	Land and	Buildings	Total
		Land	and	Acquisition	(Net of	Land	and	Carrying	Accumulated	Date of	Date
Property	Encumbrances	Improvements	Improvements	Costs	Disposals)	Improvements	Improvements	Value(A)	Depreciation(B)	Construction	Acquired

ORLANDO, FL	47,871,361	31,598,129	110,436,155	142,034,284	77,767,772	39,213,283	180,588,772	219,802,055	78,285,784

Legacy Hill	—	1,147,660	5,867,567	7,015,227	5,880,561	1,526,816	11,368,973	12,895,788	5,378,918	1977	11/06/95

Hickory Run	—	1,468,727	11,583,786	13,052,513	4,911,998	1,899,394	16,065,117	17,964,511	6,288,565	1989	12/29/95

Carrington Hills	19,751,087	2,117,244	—	2,117,244	27,526,840	3,967,960	25,676,124	29,644,084	8,960,927	1999	12/06/95

Brookridge	—	707,508	5,461,251	6,168,759	2,674,154	945,770	7,897,143	8,842,913	3,339,727	1986	03/28/96

Club at Hickory Hollow	11,884,206	2,139,774	15,231,201	17,370,975	3,722,807	2,805,862	18,287,920	21,093,782	7,206,173	1987	02/21/97

Breckenridge	—	766,428	7,713,862	8,480,290	2,322,278	1,057,665	9,744,904	10,802,568	3,532,759	1986	03/27/97

Williamsburg	—	1,376,190	10,931,309	12,307,499	3,123,604	1,709,625	13,721,478	15,431,103	4,741,104	1986	05/20/98

Colonnade	10,923,011	1,459,754	16,014,857	17,474,611	1,746,703	1,706,650	17,514,664	19,221,314	5,133,937	1998	01/07/99

The Preserve at Brentwood	14,945,588	3,181,524	24,674,264	27,855,788	1,886,898	3,182,047	26,560,639	29,742,686	4,316,251	1998	06/01/04

Polo Park	14,081,592	4,582,666	16,293,022	20,875,688	1,239,621	4,582,666	17,532,643	22,115,308	733,776	1987	05/02/06

NASHVILLE, TN	71,585,484	18,947,475	113,771,119	132,718,594	55,035,463	23,384,454	164,369,604	187,754,057	49,632,138

Greentree	17,042,773	1,634,330	11,226,990	12,861,320	8,429,832	2,567,951	18,723,201	21,291,152	8,656,402	1986	07/22/94

Westland	—	1,834,535	14,864,742	16,699,277	7,908,532	2,805,120	21,802,689	24,607,809	9,824,925	1990	05/09/96

Antlers	—	4,034,039	11,192,842	15,226,881	8,779,968	5,035,720	18,971,130	24,006,849	9,319,597	1985	05/28/96

St Johns Plantation	—	4,288,214	33,101,763	37,389,977	3,047,934	4,303,230	36,134,681	40,437,911	3,391,855	1989	06/30/05

JACKSONVILLE, FL	17,042,773	11,791,118	70,386,337	82,177,455	28,166,266	14,712,021	95,631,701	110,343,721	31,192,778

Stanford Village	—	884,500	2,807,839	3,692,339	2,899,122	1,225,530	5,365,931	6,591,461	3,127,231	1985	09/26/89

Griffin Crossing	—	1,509,633	7,544,018	9,053,651	3,382,405	1,896,449	10,539,607	12,436,056	4,978,117	1987/89	06/08/94

Gwinnett Square	6,384,352	1,924,325	7,376,454	9,300,779	4,262,517	2,269,177	11,294,119	13,563,296	4,753,528	1985	03/29/95

Dunwoody Pointe	8,530,388	2,763,324	6,902,996	9,666,320	7,697,445	3,470,002	13,893,762	17,363,765	7,502,215	1980	10/24/95

Riverwood	8,969,033	2,985,599	11,087,903	14,073,502	6,260,074	3,555,338	16,778,237	20,333,576	8,195,790	1980	06/26/96

Waterford Place	—	1,579,478	10,302,679	11,882,157	2,608,898	1,720,613	12,770,442	14,491,055	3,836,926	1985	04/15/98

ATLANTA, GA	23,883,773	11,646,859	46,021,889	57,668,748	27,110,461	14,137,110	70,642,099	84,779,209	32,393,807

Mallards of Wedgewood	—	959,284	6,864,666	7,823,950	3,240,693	1,270,466	9,794,177	11,064,643	4,480,124	1985	07/27/95

Vinyards	7,715,000	1,840,230	11,571,625	13,411,855	6,738,357	2,825,371	17,324,841	20,150,212	8,076,796	1984/86	10/31/94

Heron Lake	—	1,446,553	9,287,878	10,734,431	4,636,633	1,715,638	13,655,426	15,371,064	4,257,720	1989	03/27/98

Riverbridge	44,873,487	15,968,090	56,400,716	72,368,806	1,539,321	15,977,983	57,930,144	73,908,127	7,391,624	1999/2001	12/01/04

The Groves	—	789,953	4,767,055	5,557,008	4,111,047	1,523,927	8,144,128	9,668,055	3,662,332	1989	12/13/95

Mallards of Brandywine	—	765,949	5,407,683	6,173,632	2,236,521	1,022,210	7,387,943	8,410,153	3,032,559	1985	07/01/97

LakePointe	—	1,434,450	4,940,166	6,374,616	4,773,865	1,928,945	9,219,536	11,148,481	4,785,327	1984	09/24/93

Lakeside TRS	—	3,373,265	7,095,763	10,469,028	3,974,454	3,529,056	10,914,425	14,443,482	3,389,350	1985	12/29/05

UNITED DOMINION REALTY TRUST

SCHEDULE III — REAL ESTATE OWNED — (Continued)

					Cost of
					Improvements
					Capitalized	Gross Amount at
		Initial Costs		Total	Subsequent	Which Carried at Close of Period
		Land and	Buildings	Initial	to Acquisition	Land and	Buildings	Total
		Land	and	Acquisition	(Net of	Land	and	Carrying	Accumulated	Date of	Date
Property	Encumbrances	Improvements	Improvements	Costs	Disposals)	Improvements	Improvements	Value(A)	Depreciation(B)	Construction	Acquired

OTHER FLORIDA	52,588,487	26,577,774	106,335,552	132,913,326	31,250,890	29,793,596	134,370,620	164,164,216	39,075,831

Gable Hill	—	824,847	5,307,194	6,132,041	2,729,836	1,232,747	7,629,130	8,861,877	4,356,816	1985	12/04/89

St. Andrews Commons	—	1,428,826	9,371,378	10,800,204	3,988,361	2,088,903	12,699,663	14,788,565	6,329,838	1986	05/20/93

Forestbrook	—	395,516	2,902,040	3,297,556	2,519,287	622,699	5,194,144	5,816,843	3,414,444	1974	07/01/93

Waterford	—	957,980	6,947,939	7,905,919	2,927,718	1,356,812	9,476,826	10,833,637	4,509,659	1985	07/01/94

Hampton Greene	—	1,363,046	10,118,453	11,481,499	2,779,701	2,032,419	12,228,781	14,261,200	5,671,906	1990	08/19/94

Rivergate	—	1,122,500	12,055,625	13,178,125	3,610,859	1,535,821	15,253,163	16,788,984	5,641,235	1989	08/15/96

Patriot Place	—	212,500	1,600,757	1,813,257	6,302,406	1,531,073	6,584,590	8,115,663	5,022,925	1974	10/23/85

OTHER SOUTHEASTERN	—	6,305,215	48,303,386	54,608,601	24,858,169	10,400,473	69,066,297	79,466,770	34,946,823

TOTAL SOUTHEASTERN REGION	276,225,082	157,472,437	658,245,744	815,718,182	304,123,170	191,805,900	928,035,452	1,119,841,352	336,760,569

SOUTHWESTERN REGION

Woodtrail	—	1,543,000	5,457,000	7,000,000	4,875,303	1,983,968	9,891,335	11,875,303	4,498,164	1978	12/31/96

Green Oaks	—	5,313,920	19,626,181	24,940,101	6,845,183	6,216,165	25,569,119	31,785,284	9,853,306	1985	06/25/97

Sky Hawk	—	2,297,741	7,157,965	9,455,706	3,496,578	2,879,326	10,072,959	12,952,284	4,511,668	1984	05/08/97

South Grand at Pecan Grove	—	4,058,090	14,755,809	18,813,899	9,264,436	5,045,457	23,032,878	28,078,335	9,296,032	1985	09/26/97

Braesridge	12,938,750	3,048,212	10,961,749	14,009,961	4,326,210	3,677,697	14,658,474	18,336,171	5,606,722	1982	09/26/97

Skylar Pointe	—	3,604,483	11,592,432	15,196,915	6,404,146	3,886,426	17,714,635	21,601,061	7,886,279	1979	11/20/97

Stone Canyon	—	899,515	—	899,515	9,768,750	1,353,386	9,314,878	10,668,265	3,174,069	1998	12/17/97

Chelsea Park	5,411,501	1,991,478	5,787,626	7,779,104	4,097,253	2,548,802	9,327,555	11,876,357	3,557,782	1983	03/27/98

Country Club Place	5,843,563	498,632	6,520,172	7,018,804	2,236,784	745,468	8,510,120	9,255,588	3,037,259	1985	03/27/98

Arbor Ridge	—	1,688,948	6,684,229	8,373,177	1,326,208	2,155,086	7,544,298	9,699,385	3,112,033	1983	03/27/98

London Park	—	2,018,478	6,667,450	8,685,928	3,593,364	2,664,679	9,614,613	12,279,292	4,020,480	1983	03/27/98

Marymont	—	1,150,669	4,155,411	5,306,080	1,658,833	1,230,221	5,734,692	6,964,913	1,936,945	1983	03/27/98

Riviera Pines	—	1,413,851	6,453,847	7,867,698	3,031,406	1,627,436	9,271,668	10,899,104	2,654,183	1979	03/27/98

Towne Lake	—	1,333,958	5,308,884	6,642,842	2,473,736	1,743,690	7,372,888	9,116,578	3,121,533	1984	03/27/98

The Legend at Park 10	—	1,995,011	—	1,995,011	12,213,814	3,871,213	10,337,612	14,208,825	5,350,641	1998	05/19/98

The Bradford	16,498,944	1,151,180	40,829,514	41,980,694	3,860,925	6,682,943	39,158,677	45,841,620	7,997,604	1990/91	11/20/03

UNITED DOMINION REALTY TRUST

SCHEDULE III — REAL ESTATE OWNED — (Continued)

					Cost of
					Improvements
					Capitalized	Gross Amount at
		Initial Costs		Total	Subsequent	Which Carried at Close of Period
		Land and	Buildings	Initial	to Acquisition	Land and	Buildings	Total
		Land	and	Acquisition	(Net of	Land	and	Carrying	Accumulated	Date of	Date
Property	Encumbrances	Improvements	Improvements	Costs	Disposals)	Improvements	Improvements	Value(A)	Depreciation(B)	Construction	Acquired

HOUSTON, TX	40,692,758	34,007,166	151,958 ,269	185,965,435	79,472,927	48,311,962	217,126,400	265,438,363	79,614,699

Highlands of Preston	—	2,151,056	8,167,630	10,318,686	3,432,019	2,558,931	11,191,774	13,750,705	4,164,586	1985	03/27/98

Meridian	23,970,724	6,012,806	29,094,186	35,106,992	1,858,096	6,462,648	30,502,441	36,965,088	10,668,030	2000/02	01/27/98 & 12/28/01

Lincoln Towne Square	—	7,541,141	31,484,858	39,025,999	1,042,371	7,566,237	32,502,133	40,068,370	5,910,584	1999	03/12/04

Highlands of Preston II	—	2,197,794	7,512,983	9,710,777	326,964	2,197,794	7,839,947	10,037,741	485,617	1986	01/12/06

The Park at Turtle Creek	—	24,035,881	33,227,383	57,263,264	272,053	24,035,881	33,499,436	57,535,317	713,774	1999	08/24/06

Greenhaven Village	—	916,415	14,996,331	15,912,747	46,527	916,415	15,042,858	15,959,274	312,939	1971	09/08/06

The Addison at Brookhaven	—	16,720,828	8,465,513	25,186,341	66,762	16,721,087	8,532,016	25,253,103	120,256	1975	10/31/06

DALLAS, TX	23,970,724	59,575,921	132,948,885	192,524,806	7,044,793	60,458,993	139,110,606	199,569,599	22,375,786

Autumnwood	—	2,412,180	8,687,820	11,100,000	3,346,127	2,859,893	11,586,234	14,446,127	4,593,190	1984	12/31/96

Cobblestone	—	2,925,372	10,527,738	13,453,110	5,267,966	3,355,646	15,365,430	18,721,076	6,377,939	1984	12/31/96

Summit Ridge	6,097,554	1,725,508	6,308,032	8,033,540	3,796,204	2,411,663	9,418,081	11,829,744	3,571,906	1983	03/27/98

Derby Park	10,843,584	3,121,153	11,764,974	14,886,127	3,831,323	3,926,609	14,790,840	18,717,450	5,890,696	1984	03/27/98

Aspen Court	3,601,515	776,587	4,944,947	5,721,534	2,031,575	1,174,640	6,578,469	7,753,109	2,496,717	1986	03/27/98

The Cliffs	—	3,483,876	18,657,051	22,140,927	2,307,396	3,857,526	20,590,797	24,448,323	6,920,305	1992	01/29/02

ARLINGTON, TX	20,542,653	14,444,676	60,890,562	75,335,238	20,580,591	17,585,977	78,329,852	95,915,829	29,850,752

Pecan Grove	—	1,406,750	5,293,250	6,700,000	1,867,698	1,541,867	7,025,831	8,567,698	2,367,353	1984	12/31/96

Anderson Mill	6,072,561	3,134,669	11,170,376	14,305,045	5,942,651	3,586,228	16,661,469	20,247,696	7,564,139	1984	03/27/97

Red Stone Ranch	—	1,896,723	17,525,536	19,422,259	1,007,281	5,437,249	14,992,291	20,429,540	7,006,485	2000	06/14/00

Barton Creek Landing	—	3,150,998	14,269,086	17,420,084	2,140,806	3,198,887	16,362,003	19,560,890	4,814,922	1986	03/28/02

Lakeline Villas	—	4,633,398	13,297,860	17,931,258	335,836	4,633,454	13,633,640	18,267,095	2,302,004	2002	07/15/04

AUSTIN, TX	6,072,561	14,222,538	61,556,108	75,778,646	11,294,273	18,397,685	68,675,235	87,072,919	24,054,903

Greensview	—	6,450,216	24,405,137	30,855,353	3,632,299	6,094,939	28,392,713	34,487,652	10,036,017	1987/2002	12/07/98

Reflections at Cherry Creek	—	6,305,326	27,201,579	33,506,905	2,430,753	6,547,710	29,389,948	35,937,658	8,662,968	1981/96	04/30/02

DENVER, CO	—	12,755,542	51,606,716	64,362,258	6,063,051	12,642,649	57,782,661	70,425,309	18,698,985

Finisterra	—	1,273,798	26,392,207	27,666,005	1,777,191	1,478,413	27,964,784	29,443,196	8,464,450	1997	03/27/98

Sierra Foothills	14,031,553	2,728,172	—	2,728,172	19,515,999	4,920,141	17,324,029	22,244,171	8,948,096	1998	02/18/98

Sierra Canyon	13,739,709	1,809,864	12,963,581	14,773,444	655,441	1,880,864	13,548,022	15,428,886	4,536,682	2001	12/28/01

UNITED DOMINION REALTY TRUST

SCHEDULE III — REAL ESTATE OWNED — (Continued)

					Cost of
					Improvements
					Capitalized	Gross Amount at
		Initial Costs		Total	Subsequent	Which Carried at Close of Period
		Land and	Buildings	Initial	to Acquisition	Land and	Buildings	Total
		Land	and	Acquisition	(Net of	Land	and	Carrying	Accumulated	Date of	Date
Property	Encumbrances	Improvements	Improvements	Costs	Disposals)	Improvements	Improvements	Value(A)	Depreciation(B)	Construction	Acquired

PHOENIX, AZ	27,771,262	5,811,834	39,355,788	45,167,621	21,948,632	8,279,419	58,836,834	67,116,253	21,949,228

Oak Park	18,278,466	3,966,129	22,227,701	26,193,830	4,471,487	5,719,991	24,945,327	30,665,317	10,132,043	1982/98	12/31/96

Oak Forest	23,395,160	5,630,740	23,293,922	28,924,662	12,284,148	6,629,796	34,579,014	41,208,810	14,553,835	1996/98	12/31/96

Mandolin	—	4,222,640	27,909,437	32,132,077	5,128,417	6,436,955	30,823,539	37,260,494	9,937,243	2001	12/28/01

Inn at Los Patios	—	3,005,300	11,544,700	14,550,000	(1,453,838)	3,023,264	10,072,898	13,096,162	2,695,479	1990	08/15/98

Turtle Creek	—	1,913,177	7,086,823	9,000,000	2,912,753	2,352,966	9,559,787	11,912,753	3,633,576	1985	12/31/96

Shadow Lake	—	2,523,670	8,976,330	11,500,000	4,248,731	3,170,899	12,577,832	15,748,731	4,972,006	1984	12/31/96

OTHER SOUTHWESTERN	41,673,626	21,261,656	101,038,913	122,300,569	27,591,699	27,333,871	122,558,396	149,892,268	45,924,181

TOTAL SOUTHWESTERN REGION	160,723,584	162,079,333	599,355,241	761,434,574	173,995,966	193,010,556	742,419,985	935,430,540	242,468,534

MIDWESTERN REGION

Sycamore Ridge	—	4,067,900	15,433,285	19,501,185	3,169,803	4,443,889	18,227,099	22,670,988	5,547,075	1997	07/02/98

Heritage Green	—	2,990,199	11,391,797	14,381,996	10,218,635	3,267,000	21,333,631	24,600,631	6,805,931	1998	07/02/98

Alexander Court	13,498,020	1,573,412	—	1,573,412	22,065,445	6,394,096	17,244,761	23,638,857	8,122,928	1999	07/02/98

Governour’s Square	27,137,118	7,512,513	28,695,050	36,207,563	9,206,162	8,107,912	37,305,813	45,413,725	11,376,992	1967	12/07/98

Hickory Creek	—	3,421,413	13,539,402	16,960,815	5,260,716	3,854,636	18,366,895	22,221,531	5,392,660	1988	12/07/98

Britton Woods	—	3,476,851	19,213,411	22,690,262	4,549,064	4,254,912	22,984,415	27,239,326	9,638,687	1991	04/20/01

COLUMBUS, OH	40,635,138	23,042,288	88,272,945	111,315,233	54,469,827	30,322,445	135,462,615	165,785,060	46,884,273

Washington Park	—	2,011,520	7,565,279	9,576,799	1,466,386	2,158,441	8,884,744	11,043,185	2,878,092	1998	12/07/98

Fountainhead	—	390,542	1,420,166	1,810,708	674,637	455,858	2,029,487	2,485,345	711,070	1966	12/07/98

Jamestown of Toledo	6,241,270	1,800,271	7,053,585	8,853,856	2,507,791	1,981,133	9,380,514	11,361,647	3,104,798	1965	12/07/98

OTHER MIDWESTERN	6,241,270	4,202,333	16,039,030	20,241,363	4,648,814	4,595,432	20,294,745	24,890,177	6,693,959

TOTAL MIDWESTERN REGION	46,876,408	27,244,621	104,311,975	131,556,596	59,118,641	34,917,877	155,757,359	190,675,237	53,578,232

TOTAL APARTMENTS	1,104,969,315	1,205,620,134	3,238,640,667	4,444,260,801	1,090,414,625	1,350,716,906	4,183,958,521	5,534,675,426	1,236,262,734

REAL ESTATE HELD FOR DISPOSITION

Apartments

Beaumont	—	2,339,132	12,559,224	14,898,356	1,102,620	2,456,550	13,544,426	16,000,976	5,939,865	1996	06/14/00

Grand Terrace	—	2,144,340	6,594,615	8,738,955	2,215,995	2,264,606	8,690,344	10,954,950	2,740,486	1986	06/30/99

University Park TRS	—	3,079,034	7,256,292	10,335,326	(9,962,536)	—	372,790	372,790	—	1980	02/11/05

Sierra Palms	—	5,091,616	11,997,769	17,089,385	8,087,301	5,345,615	19,831,071	25,176,686	6,127,850	1996	05/11/06

Total Apartments	—	12,654,122	38,407,900	51,062,022	1,443,379	10,066,771	42,438,630	52,505,401	14,808,201

UNITED DOMINION REALTY TRUST

SCHEDULE III — REAL ESTATE OWNED — (Continued)

					Cost of
					Improvements
					Capitalized	Gross Amount at
		Initial Costs		Total	Subsequent	Which Carried at Close of Period
		Land and	Buildings	Initial	to Acquisition	Land and	Buildings	Total
		Land	and	Acquisition	(Net of	Land	and	Carrying	Accumulated	Date of	Date
Property	Encumbrances	Improvements	Improvements	Costs	Disposals)	Improvements	Improvements	Value(A)	Depreciation(B)	Construction	Acquired

Land
Fossil Creek	—	3,932,115	—	3,932,115	215,304	3,683,156	464,263	4,147,419	—

Total Held for Disposition	—	16,586,237	38,407,900	54,994,137	1,658,683	13,749,927	42,902,893	56,652,820	14,808,201

REAL ESTATE UNDER DEVELOPMENT
Apartments
2161 Sutter-TRS	—	1,755,643	7,753,477	9,509,120	744,530	1,755,643	8,498,007	10,253,650	—
Lincoln Towne Square PH II	—	2,951,277	—	2,951,277	1,432,854	2,939,593	1,444,538	4,384,131	—
Ridgeview PH I	—	2,341,936	—	2,341,936	5,954,451	1,789,978	6,506,409	8,296,387	(563)
Ridgeview Townhomes	—	2,349,923	—	2,349,923	4,672,127	1,120,000	5,902,050	7,022,050	198
West & Gessner	—	3,600,000	—	3,600,000	820,995	3,823,625	597,370	4,420,995	—

Total Apartments	—	12,998,779	7,753,477	20,752,256	13,624,957	11,428,839	22,948,374	34,377,213	(364)

Land
Waterside	—	11,861,682	93,478	11,955,160	9,813	11,861,682	103,291	11,964,973	77,928
Ridgeview Ph II	—	1,918,411	—	1,918,411	33,951	1,469,609	482,753	1,952,362	(318)
Parkers Landing II TRS	—	1,709,606	—	1,709,606	241,523	1,510,700	440,429	1,951,129	—
Presidio Lnd	—	1,523,922	—	1,523,922	198,292	1,300,000	422,214	1,722,214	—
UDR/ Pacific Los Alisos, LP	—	17,297,661	—	17,297,661	566,572	16,311,758	1,552,474	17,864,233	—
Jefferson JV LLC	—	—	—	—	1,026,785	—	1,026,785	1,026,785	—
Jefferson at Marina del Rey	45,403,222	55,651,137	—	55,651,137	19,923,573	55,651,137	19,923,573	75,574,710	—
Bellevue Plaza	22,270,500	5,793,892	—	5,793,892	28,077,606	31,590,000	2,281,498	33,871,498	450,000
Ashwood Commons II	—	13,926,400	—	13,926,400	9,733,535	13,926,400	9,733,535	23,659,935	—
Bellevue JV LLC	—	—	—	—	348,132	—	348,132	348,132	—

Total Land	67,673,722	109,682,711	93,478	109,776,189	60,159,782	133,621,286	36,314,684	169,935,971	527,610

Total Real Estate Under Development	67,673,722	122,681,490	7,846,955	130,528,445	73,784,739	145,050,126	59,263,058	204,313,184	527,246

Commercial Held for Investment
Hanover Village	—	1,623,910	—	1,623,910	5	1,103,600	520,315	1,623,915	491,869
The Calvert -commercial side	—	34,128	1,597,359	1,631,486	153	326,899	1,304,741	1,631,639	235,337
Grandview DCO	10,276,147	7,266,024	9,701,625	16,967,649	166,757	7,266,024	9,868,382	17,134,406	263,995	1980	11/21/06

Total Commercial	10,276,147	8,924,062	11,298,984	20,223,045	166,915	8,696,523	11,693,437	20,389,960	991,201

Richmond Corporate	—	277,225	277,225	554,450	3,536,315	227,225	3,863,540	4,090,765	1,137,400

Commercial & Corporate	10,276,147	9,201,287	11,576,209	20,777,495	3,703,230	8,923,748	15,556,977	24,480,725	2,128,601

TOTAL REAL ESTATE OWNED	$1,182,919,185	$1,354,089,149	$3,296,471,730	$4,650,560,879	$1,169,561,277	$1,518,440,706	$4,301,681,449	$5,820,122,155	$1,253,726,781

(A)	The aggregate cost for federal income tax purposes was approximately $5.3 billion at December 31, 2006.

(B)	The depreciable life for all buildings is 35 years.

UNITED DOMINION REALTY TRUST

SCHEDULE III — REAL ESTATE OWNED — (Continued)

3-YEAR ROLLFORWARD OF REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION

The following is a reconciliation of the carrying amount of total real estate owned at December 31:

	2006	2005	2004

Balance at beginning of year	$5,512,424,090	$5,243,295,963	$4,351,551,324
Real estate acquired	392,058,366	439,559,832	1,069,800,745
Capital expenditures & development	379,629,467	205,465,000	101,520,917
Real estate sold	(463,989,768)	(375,896,705)	(279,577,023)

Balance at end of year	$5,820,122,155	$5,512,424,090	$5,243,295,963

The following is a reconciliation of total accumulated depreciation for real estate owned at December 31:

	2006	2005	2004

Balance at beginning of year	$1,123,829,081	$1,007,887,007	$896,630,032
Depreciation expense for the year	243,348,343	208,393,075	178,045,994
Accumulated depreciation on sales	(113,450,643)	(92,451,001)	(66,789,019)

Balance at end of year	$1,253,726,781	$1,123,829,081	$1,007,887,007

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

Exhibit	Description	Location

2.01	Agreement and Plan of Merger dated as of December 19, 1997, between the Company, ASR Investment Corporation and ASR Acquisition Sub, Inc.	Exhibit 2(a) to the Company’s Form S-4 Registration Statement (Registration No. 333-45305) filed with the Commission on January 30, 1998.
2.02	Agreement of Plan of Merger dated as of September 10, 1998, between the Company and American Apartment Communities II, Inc. including as exhibits thereto the proposed terms of the Series D Preferred Stock and the proposed form of Investment Agreement between the Company, United Dominion Realty, L.P., American Apartment Communities II, Inc., American Apartment Communities Operating Partnership, L.P., Schnitzer Investment Corp., AAC Management LLC and LF Strategic Realty Investors, L.P.	Exhibit 2(c) to the Company’s Form S-3 Registration Statement (Registration No. 333-64281) filed with the Commission on September 25, 1998.
2.03	Partnership Interest Purchase and Exchange Agreement dated as of September 10, 1998, between the Company, United Dominion Realty, L.P., American Apartment Communities Operating Partnership, L.P., AAC Management LLC, Schnitzer Investment Corp., Fox Point Ltd. and James D. Klingbeil including as an exhibit thereto the proposed form of the Third Amended and Restated Limited Partnership Agreement of United Dominion Realty, L.P.	Exhibit 2(d) to the Company’s Form S-3 Registration Statement (Registration No. 333-64281) filed with the Commission on September 25, 1998.
2.04	Agreement of Purchase and Sale dated as of August 13, 2004, by and between United Dominion Realty, L.P., a Delaware limited partnership, as Buyer, and Essex The Crest, L.P., a California limited partnership, Essex El Encanto Apartments, L.P., a California limited partnership, Essex Hunt Club Apartments, L.P., a California limited partnership, and the other signatories named as Sellers therein.	Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 28, 2004 and filed with the Commission on September 29, 2004.
2.05	First Amendment to Agreement of Purchase and Sale dated as of September 29, 2004, by and between United Dominion Realty, L.P., a Delaware limited partnership, as Buyer, and Essex The Crest, L.P., a California limited partnership, Essex El Encanto Apartments, L.P., a California limited partnership, Essex Hunt Club Apartments, L.P., a California limited partnership, and the other signatories named as Sellers therein.	Exhibit 2.2 to the Company’s Current Report on Form 8-K dated September 29, 2004 and filed with the Commission on October 5, 2004.

Exhibit	Description	Location

2.06	Second Amendment to Agreement of Purchase and Sale dated as of October 26, 2004, by and between United Dominion Realty, L.P., a Delaware limited partnership, as Buyer, and Essex The Crest, L.P., a California limited partnership, Essex El Encanto Apartments, L.P., a California limited partnership, Essex Hunt Club Apartments, L.P., a California limited partnership, and the other signatories named as Sellers therein.	Exhibit 2.3 to the Company’s Current Report on Form 8-K/A dated September 29, 2004 and filed with the Commission on November 1, 2004.
3.01	Articles of Restatement.	Exhibit 3.09 to the Company’s Current Report on Form 8-K dated July 27, 2005 and filed with the Commission on August 1, 2005.
3.02	Amended and Restated Bylaws (as amended through October 13, 2006).	Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 13, 2006 and filed with the Commission on October 19, 2006.
4.01	Form of Common Stock Certificate.	Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A dated and filed with the Commission on November 7, 2005.
4.02	Form of Certificate for Shares of 8.60% Series B Cumulative Redeemable Preferred Stock.	Exhibit I(e) to the Company’s Form 8-A Registration Statement dated June 10, 1997 and filed with the Commission on June 11, 1997.
4.03	Form of Rights Certificate.	Exhibit 4(e) to the Company’s Registration Statement on Form 8-A dated and filed with the Commission on February 4, 1998.
4.04	First Amended and Restated Rights Agreement dated as of September 14, 1999, between the Company and the Rights Agent.	Exhibit 4(i)(d)(A) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
4.05	Note Purchase Agreement dated as of February 15, 1993, between the Company and CIGNA Property the Company and CIGNA Property and Casualty Insurance Company, Connecticut General Life Insurance Company, on behalf of one or more separate accounts, Insurance Company of North America, Principal Mutual Life Insurance Company and Aid Association for Lutherans.	Exhibit 6(c)(5) to the Company’s Form 8-A Registration Statement dated April 19, 1990.
4.06	Senior Indenture dated as of November 1, 1995.	Exhibit 4(ii)(h)(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
4.07	Supplemental Indenture dated as of June 11, 2003.	Exhibit 4.03 to the Company’s Current Report on Form 8-K dated June 17, 2004 and filed with the Commission on June 18, 2004.
4.08	Subordinated Indenture dated as of August 1, 1994.	Exhibit 4(i)(m) to the Company’s Form S-3 Registration Statement (Registration No. 33-64725) filed with the Commission on November 15, 1995.
4.09	Indenture dated December 19, 2005 between the Company and SunTrust Bank, as Trustee, relating to the Company’s 4.00% Convertible Senior Notes due 2035, including the form note.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 13, 2005 and filed with the Commission on December 19, 2005.

Exhibit	Description	Location

4.10	Form of Senior Debt Security.	Exhibit 4(i)(n) to the Company’s Form S-3 Registration Statement (Registration No. 33-64725) filed with the Commission on November 15, 1995.
4.11	Form of Subordinated Debt Security.	Exhibit 4(i)(o) to the Company’s Form S-3 Registration Statement (Registration No. 33-55159) filed with the Commission on August 19, 1994.
4.12	Form of Fixed Rate Medium-Term Note.	Exhibit 4.01 to the Company’s Current Report on Form 8-K dated May 31, 2006 and filed with the Commission on June 5, 2006.
4.13	Form of Floating Rate Medium-Term Note.	Exhibit 4.02 to the Company’s Current Report on Form 8-K dated May 31, 2006 and filed with the Commission on June 5, 2006.
4.14	6.50% Notes due 2009.	Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
4.15	4.50% Medium-Term Notes due March 2008.	Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
4.16	5.13% Medium-Term Note due January 2014.	Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and Exhibits 4.1 and 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
4.17	4.25% Medium-Term Note due January 2009.	Exhibit 4.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.18	4.30% Medium-Term Note due July 2007.	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
4.19	3.90% Medium-Term Note due March 2010.	Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
4.20	5.00% Medium-Term Notes due January 2012.	Exhibit 4.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
4.21	4.30% Medium-Term Note due July 2007.	Exhibit 4.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
4.22	5.25% Medium-Term Note due January 2015, issued November 1, 2004.	Exhibit 4.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
4.23	5.25% Medium-Term Note due January 2015, issued February 14, 2005.	Exhibit 4.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
4.24	5.25% Medium-Term Note due January 2015, issued March 8, 2005.	Exhibit 4.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Exhibit		Description	Location

4.25		5.25% Medium-Term Note due January 2015, issued May 3, 2005.	Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
4.26		5.25% Medium-Term Note due January 2016, issued September 7, 2005.	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
4.27		Registration Rights Agreement dated October 12, 2006 between the Company and the Initial Purchasers of the Company’s 3.625% Convertible Senior Notes due 2011.	Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 5, 2006 and filed with the Commission on October 12, 2006.
4.28		Indenture dated October 12, 2006 between the Company and U.S. Bank National Association, as Trustee, relating to the Company’s 3.265% Convertible Senior Notes due 2011, including the form of note.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 5, 2006 and filed with the Commission on October 12, 2006.
4.29		6.05% Medium-Term Note due June 2013, issued June 7, 2006.	Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10	.01*	1985 Stock Option Plan, as amended.	Exhibit 10(iv) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
10	.02*	1991 Stock Purchase and Loan Plan.	Exhibit 10(viii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
10.03		Subordination Agreement dated April 16, 1998, between the Company and United Dominion Realty, L.P.	Exhibit 10(vi)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
10.04		Servicing and Purchase Agreement dated as of June 24, 1999, including as an exhibit thereto the Note and Participation Agreement forms.	Exhibit 10(vii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
10	.05*	Form of Restricted Stock Awards.	Exhibit 99.6 to the Company’s Current Report on Form 8-K dated December 31, 2004 and filed with the Commission on January 11, 2005.
10.06		Description of United Dominion Realty Trust, Inc. Shareholder Value Plan.	Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
10	.07*	Description of United Dominion Realty Trust, Inc. Executive Deferral Plan.	Exhibit 10(xi) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
10	.08*	Retirement Agreement and Covenant Not to Compete between the Company and John P. McCann dated March 20, 2001.	Exhibit 10(xv) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10	.09*	Description of Series A Out-Performance Program.	Exhibit 10(xvii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10	.10*	Description of Amendment to Series A Out-Performance Program.	Exhibit 10.03 to the Company’s Current Report on Form 8-K dated May 3, 2005 and filed with the Commission on May 9, 2005.
10	.11*	1999 Long-Term Incentive Plan (as amended and restated through February 10, 2006).	Appendix A to the Company’s Definitive Proxy Statement dated March 31, 2006 and filed with the Commission on March 30, 2006.

Exhibit		Description	Location

10.12		Second Amended and Restated Agreement of Limited Partnership of Heritage Communities L.P.	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.13		First Amendment of Second Amended and Restated Agreement of Limited Partnership of Heritage Communities L.P.	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.14		Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Heritage Communities L.P.	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.15		Credit Agreement dated as of August 14, 2001, between the Company and certain subsidiaries and ARCS Commercial Mortgage Co., L.P., as Lender, as amended through October 5, 2006.	Filed herewith.
10.16		Credit Agreement dated as of December 12, 2001, between the Company and certain subsidiaries and ARCS Commercial Mortgage Co., L.P., as Lender, as amended through September 29, 2006.	Filed herewith.
10.17		Amended and Restated Credit Agreement dated May 25, 2005 between the Company and Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, SunTrust Bank and Wells Fargo Bank, National Association, as Documentation Agents, Citicorp North America, Inc., KeyBank, N.A. and U.S. Bank National Association, as Managing Agents, and LaSalle Bank National Association, Mizuho Corporate Bank, Ltd., New York Branch and UFJ Bank Limited, New York Branch as Co-Agents, and each of the financial institutions initially signatory thereto and their assignees.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 25, 2005 and filed with the Commission on May 27, 2005.
10	.18*	Description of Series B Out-Performance Program.	Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10	.19*	Description of New Out-Performance Program.	Exhibit 10.01 to the Company’s Current Report on Form 8-K dated May 3, 2005 and filed with the Commission on May 9, 2005.
10	.20*	Description of Series C Out-Performance Program.	Exhibit 10.02 to the Company’s Current Report on Form 8-K dated May 3, 2005 and filed with the Commission on May 9, 2005.
10	.21*	Participation in the Series C Out-Performance Program.	Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
10.22		Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2004.	Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.23		First Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P.	Exhibit 10.06 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

Exhibit		Description	Location

10	.24*	Employment Agreement of Richard A. Giannotti dated December 8, 1998.	Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
10	.25*	Summary of 2006 Director Compensation.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 3, 2006 and filed with the Commission on January 6, 2006.
10	.26*	Description of the Series D Out-Performance Program.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 2, 2006 and filed with the Commission on May 8, 2006.
10	.27*	Executive Compensation Summary.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 15, 2006 and filed with the Commission on February 21, 2006.
10	.28*	Agreement between the Company and Thomas W. Toomey dated November 7, 2005, regarding corporate aircraft.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
10.29		Indenture dated October 12, 2006 between the Company and U.S. Bank National Association, as Trustee, including the form of note.	See Exhibit 4.28.
10	.30*	Letter Agreement between the Company and Michael A. Ernst.	Exhibit 10.01 to the Company’s Current Report on Form 8-K dated May 31, 2006 and filed with the Commission on June 5, 2006.
10	.31*	Form of Indemnification Agreement.	Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 2, 2006 and filed with the Commission on May 8, 2006.
10	.32*	Form of Notice of Performance Contingent Restricted Stock Award.	Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 2, 2006 and filed with the Commission on May 8, 2006.
10	.33*	Separation Agreement dated November 9, 2006 between the Company and Christopher D. Genry.	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10	.34*	Summary of 2007 Director Compensation.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 7, 2006 and filed with the Commission on December 12, 2006.
10.35		Senior Indenture dated as of November 1, 1995, as supplemented by Supplemental Indenture dated as of June 11, 2003.	See Exhibits 4.06 and 4.07.
10.36		Indenture dated December 19, 2005 between the Company and SunTrust Bank, as Trustee, including form of note.	See Exhibit 4.09.
10	.37*	Notice of Performance Contingent Restricted Stock Award, including Restricted Stock Award Agreement for 2,350 Shares, for Mark M. Culwell, Jr.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 21, 2006 and filed with the Commission on June 23, 2006.
10	.38*	Restricted Stock Award Agreement for 7,418 Shares for Mark M. Culwell, Jr.	Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 21, 2006 and filed with the Commission on June 23, 2006.
10	.39*	Restricted Stock Award Agreement for 37,092 Shares for Mark M. Culwell, Jr.	Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 21, 2006 and filed with the Commission on June 23, 2006.

Exhibit	Description	Location

10.40	Second Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P.	Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
10.41	Amended and Restated Master Credit Facility Agreement dated June 24, 2002 between the Company and Green Park Financial Limited Partnership, as amended through February 14, 2007.	Filed herewith.
12	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.
21	Subsidiaries.	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.	Filed herewith.
32.1	Section 1350 Certification of the Chief Executive Officer.	Filed herewith.
32.2	Section 1350 Certification of the Chief Financial Officer.	Filed herewith.