Form 10-Q
period 2007-03-31
UDR, Inc.
filed 2007-05-10
CIK 74208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 1-10524

UDR, Inc.
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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of May 7, 2007 was 135,873,210.

UDR, Inc.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UDR, Inc.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)
(Unaudited)

	March 31,	December 31,
	2007	2006

ASSETS
Real estate owned:
Real estate held for investment	$5,642,942	$5,502,469
Less: accumulated depreciation	(1,300,634)	(1,237,010)

	4,342,308	4,265,459
Real estate under development (net of accumulated depreciation of $83 and $527)	177,463	203,786
Real estate held for disposition (net of accumulated depreciation of $7,831 and $16,190)	75,866	97,150

Total real estate owned, net of accumulated depreciation	4,595,637	4,566,395
Cash and cash equivalents	1,676	2,143
Restricted cash	6,168	5,602
Deferred financing costs, net	35,972	35,160
Notes receivable	6,500	10,500
Funds held in escrow from IRC Section 1031 exchanges pending the acquisition of real estate	25,373	—
Investment in unconsolidated joint ventures	27,348	5,850
Other assets	37,043	37,247
Other assets — real estate held for disposition	9,278	12,978

Total assets	$4,744,995	$4,675,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured debt	$1,207,302	$1,182,919
Unsecured debt	2,263,361	2,155,866
Real estate taxes payable	21,213	25,560
Accrued interest payable	26,175	34,347
Security deposits and prepaid rent	26,782	25,154
Distributions payable	49,518	46,936
Accounts payable, accrued expenses, and other liabilities	37,269	54,887
Other liabilities — real estate held for disposition	3,122	6,118

Total liabilities	3,634,742	3,531,787
Minority interests	65,215	88,833
Stockholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized
5,416,009 shares 8.60% Series B Cumulative Redeemable issued and outstanding (5,416,009 at December 31, 2006)	135,400	135,400
2,803,812 shares 8.00% Series E Cumulative Convertible issued and outstanding (2,803,812 at December 31, 2006)	46,571	46,571
Common stock, $0.01 par value; 250,000,000 shares authorized
135,725,384 shares issued and outstanding (135,029,126 at December 31, 2006)	1,357	1,350
Additional paid-in capital	1,689,434	1,682,809
Distributions in excess of net income	(827,724)	(810,875)

Total stockholders’ equity	1,045,038	1,055,255

Total liabilities and stockholders’ equity	$4,744,995	$4,675,875

See accompanying notes to consolidated financial statements.

UDR, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2007	2006

REVENUES
Rental income	$181,145	$166,432
Non-property income:
Other income	477	1,178

Total revenues	181,622	167,610

EXPENSES
Rental expenses:
Real estate taxes and insurance	21,778	22,033
Personnel	18,254	16,039
Utilities	11,263	10,584
Repair and maintenance	10,350	9,592
Administrative and marketing	4,883	5,006
Property management	5,045	4,991
Other operating expenses	311	298
Real estate depreciation and amortization	63,688	54,337
Interest	44,194	44,470
General and administrative	9,826	6,764
Other depreciation and amortization	853	689

Total expenses	190,445	174,803

Loss before minority interests and discontinued operations	(8,823)	(7,193)
Minority interests of outside partnerships	(30)	(16)
Minority interests of unitholders in operating partnerships	724	676

Loss before discontinued operations, net of minority interests	(8,129)	(6,533)
Income from discontinued operations, net of minority interests	39,961	18,540

Net income	31,832	12,007
Distributions to preferred stockholders — Series B	(2,911)	(2,911)
Distributions to preferred stockholders — Series E (Convertible)	(931)	(931)

Net income available to common stockholders	$27,990	$8,165

Earnings per weighted average common share — basic and diluted:
Loss from continuing operations available to common stockholders, net of minority interests	$(0.09)	$(0.08)
Income from discontinued operations, net of minority interests	$0.30	$0.14
Net income available to common stockholders	$0.21	$0.06
Common distributions declared per share	$0.3300	$0.3125
Weighted average number of common shares outstanding — basic	134,511	133,589
Weighted average number of common shares outstanding — diluted	134,511	133,589

See accompanying notes to consolidated financial statements.

UDR, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Operating Activities
Net income	$31,832	$12,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,014	59,435
Net gains on the sale of land and depreciable property	(41,532)	(15,347)
Minority interests	1,726	549
Amortization of deferred financing costs and other	1,787	1,427
Amortization of deferred compensation	—	1,210
Prepayments on income taxes	325	—
Changes in operating assets and liabilities:
Decrease in operating assets	5,882	1,633
Decrease in operating liabilities	(28,689)	(28,697)

Net cash provided by operating activities	36,345	32,217
Investing Activities
Proceeds from sales of real estate investments, net	59,111	29,135
Repayment of note receivable	4,000	29,385
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	(60,600)	(18,556)
Development of real estate assets	(17,280)	(12,575)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(50,042)	(48,006)
Capital expenditures — non-real estate assets	(680)	(367)
Investment in unconsolidated joint venture	(5,929)	—
Purchase deposits on pending real estate acquisitions	(1,752)	—
Increase in funds held in escrow from IRC Section 1031 exchanges pending the acquisition of real estate	(25,373)	—

Net cash used in investing activities	(98,545)	(20,984)
Financing Activities
Scheduled principal payments on secured debt	(1,173)	(955)
Proceeds from the issuance of unsecured debt	150,000	—
Proceeds from the issuance of secured debt	6,508	6,858
Payments on unsecured debt	(92,255)	(24,820)
Net proceeds from revolving bank debt	48,900	73,400
Payment of financing costs	(1,725)	(827)
Proceeds from the issuance of common stock	617	3,167
Proceeds from the investment of performance based programs	126	—
Distributions paid to minority interests	(3,165)	(3,192)
Distributions paid to preferred stockholders	(3,842)	(3,842)
Distributions paid to common stockholders	(42,258)	(40,229)

Net cash provided by financing activities	61,733	9,560
Net (decrease)/increase in cash and cash equivalents	(467)	20,793
Cash and cash equivalents, beginning of period	2,143	15,543

Cash and cash equivalents, end of period	$1,676	$36,336

Supplemental Information:
Interest paid during the period	$50,894	$46,622
Non-cash transactions:
Conversion of operating partnership minority interests to common stock	4,373	29
(510,264 shares in 2007 and 3,900 shares in 2006)
Issuance of restricted stock awards	2,449	201
Secured debt assumed with the acquisition of properties	41,318	—

See accompanying notes to consolidated financial statements.

UDR, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

						Distributions
	Preferred Stock		Common Stock		Paid-in	in Excess of
	Shares	Amount	Shares	Amount	Capital	Net Income	Total

Balance, December 31, 2006	8,219,821	$181,971	135,029,126	$1,350	$1,682,809	$(810,875)	$1,055,255

Comprehensive Income
Net income						31,832	31,832
Issuance of common and restricted shares			185,994	2	2,257		2,259
Adjustment for conversion of minority interests of unitholders in operating partnerships			510,264	5	4,368		4,373
Common stock distributions declared ($0.3300 per share)						(44,839)	(44,839)
Preferred stock distributions declared-Series B ($0.5375 per share)						(2,911)	(2,911)
Preferred stock distributions declared-Series E ($0.3322 per share)						(931)	(931)

Balance, March 31, 2007	8,219,821	$181,971	135,725,384	$1,357	$1,689,434	$(827,724)	$1,045,038

See accompanying notes to consolidated financial statements.

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

1.	CONSOLIDATION AND BASIS OF PRESENTATION

UDR, Inc. is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages middle-market apartment communities nationwide. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership”), and Heritage Communities L.P. (the “Heritage OP”) (collectively, “UDR”). As of March 31, 2007, there were 166,185,740 units in the Operating Partnership outstanding, of which 157,001,747 units or 94% were owned by UDR and 9,183,993 units or 6% were owned by limited partners (of which 1,650,322 are owned by the holders of the Series A OPPS). As of March 31, 2007, there were 5,542,200 units in the Heritage OP outstanding, of which 5,215,210 units or 94% were owned by UDR and 326,990 units or 6% were owned by limited partners. The consolidated financial statements of UDR include the minority interests of the unitholders in the Operating Partnership and the Heritage OP. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and related notes appearing in UDR’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial position at March 31, 2007, and results of operations for the interim periods ended March 31, 2007 and 2006. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

UDR adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, UDR recognized no material adjustments to liabilities related to unrecognized income tax benefits. At the adoption date of January 1, 2007, UDR’s taxable REIT subsidiaries had $538,000 of net unrecognized tax benefits, which would favorably impact our effective tax rate if recognized. At March 31, 2007, we had $588,000 of net unrecognized tax benefits. UDR and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years 2003 to 2006 remain open to examination by the major taxing jurisdictions to which we are subject. UDR recognizes interest and/or penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, UDR had $44,000 accrued for interest and $0 accrued for penalties.

In September 2006, the FASB issued Statements No. 157, “Fair Value Measurements,” and in February 2007, Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Statement 157 increases the consistency and comparability in fair value measurements and expands disclosures about fair value measurements. Statement 159 allows an entity to make a one-time election to measure many financial assets and financial liabilities at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, this

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statement specifies that all subsequent changes in fair value for that instrument are reported in earnings. Both statements are effective for fiscal years beginning after November 15, 2007. UDR is currently assessing the impact that these statements will have on its consolidated financial statements.

2.	REAL ESTATE HELD FOR INVESTMENT

At March 31, 2007, there are 242 communities with 69,755 apartment homes classified as real estate held for investment. The following table summarizes the components of real estate held for investment (dollars in thousands):

	March 31,	December 31,
	2007	2006

Land and land improvements	$1,401,680	$1,347,707
Buildings and improvements	3,932,641	3,855,313
Furniture, fixtures, and equipment	308,621	299,449

Real estate held for investment	5,642,942	5,502,469
Accumulated depreciation	(1,300,634)	(1,237,010)

Real estate held for investment, net	$4,342,308	$4,265,459

3.	INCOME FROM DISCONTINUED OPERATIONS

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

For purposes of these financial statements, FAS 144 results in the presentation of the primary assets and liabilities and the net operating results of those properties sold or classified as held for disposition through March 31, 2007, as discontinued operations for all periods presented. The adoption of FAS 144 does not have an impact on net income available to common stockholders. FAS 144 only results in the reclassification of the operating results of all properties sold or classified as held for disposition through March 31, 2007, within the Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006, and the reclassification of the assets and liabilities within the Consolidated Balance Sheets for 2007 and 2006.

For the three months ended March 31, 2007, UDR sold two communities and eight condominiums from one community with a total of 320 condominiums, and one parcel of land. We recognized after-tax gains for financial reporting purposes of $41.5 million on these sales. At March 31, 2007, UDR had one community with a net book value of $54.9 million, one community with a total of 312 condominiums and a net book value of $20.6 million, and one commercial unit with a net book value of $0.4 million included in real estate held for disposition. For the three months ended March 31, 2006, UDR sold 181 condominiums from four communities with a total of 612 condominiums. We recognized after-tax gains for financial reporting purposes of $9.1 million on these sales. In conjunction with the sale of ten properties in July 2005, we received short-term notes for $124.7 million that bear interest at 6.75% and had maturities ranging from September 2005 to July 2006. As of March 31, 2006, the balance on the notes receivable was $30.4 million. We recognized gains for financial reporting purposes on these notes of $6.2 million during the three months ended March 31, 2006. The results of operations for these properties and the interest expense associated with the secured debt on

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these properties are classified on the Consolidated Statements of Operations in the line item titled “Income from discontinued operations, net of minority interests.”

UDR has elected Taxable REIT Subsidiary (“TRS”) status for certain of its corporate subsidiaries, primarily those engaged in condominium conversion and development activities. UDR recognized a $4.2 million income tax benefit for the three months ended March 31, 2007, and a provision for income taxes of $4.8 million for the three months ended March 31, 2006. These amounts are included in the income from discontinued operations, net of minority interests in the accompanying consolidated statements of operations.

The following is a summary of income from discontinued operations for the periods presented, (dollars in thousands):

	Three Months Ended
	March 31,
	2007	2006

Rental income	$2,314	$15,081
Rental expenses	992	6,647
Real estate depreciation	472	4,386
Interest income	—	(377)
Other expenses	1	23

	1,465	10,679
Income before net gain on the sale of depreciable property and minority interests	849	4,402
Net gain on the sale of land and depreciable property	41,532	15,347

Income before minority interests	42,381	19,749
Minority interests on income from discontinued operations	(2,420)	(1,209)

Income from discontinued operations, net of minority interests	$39,961	$18,540

4.	SECURED DEBT

Secured debt on continuing and discontinued operations, which encumbers $2.0 billion or 34% of UDR’s real estate owned based upon book value ($3.9 billion or 66% of UDR’s real estate owned is unencumbered) consists of the following as of March 31, 2007 (dollars in thousands):

			Weighted	Weighted	Number of
	Principal Outstanding		Average	Average	Communities
	March 31,	December 31,	Interest Rate	Years to Maturity	Encumbered
	2007	2006	2007	2007	2007

Fixed Rate Debt
Mortgage notes payable	$392,759	$352,159	5.52%	4.4	17
Tax-exempt secured notes payable	26,070	26,070	5.84%	17.9	3
Fannie Mae credit facilities	399,362	399,362	6.09%	4.2	9

Total fixed rate secured debt	818,191	777,591	5.81%	4.7	29
Variable Rate Debt
Mortgage notes payable	88,872	105,089	6.10%	4.1	3
Tax-exempt secured note payable	7,770	7,770	3.65%	21.3	1
Fannie Mae credit facilities	292,469	292,469	5.84%	5.5	46

Total variable rate secured debt	389,111	405,328	5.85%	5.5	50

Total secured debt	$1,207,302	$1,182,919	5.82%	5.0	79

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximate principal payments due during each of the next five calendar years and thereafter, as of March 31, 2007, are as follows (dollars in thousands):

		Variable	Total
	Fixed Rate	Rate	Secured
Year	Maturities	Maturities	Maturities

2007	$80,962	$—	$80,962
2008	9,579	—	9,579
2009	28,092	51,457	79,549
2010	237,199	—	237,199
2011	102,955	39,513	142,468
Thereafter	359,404	298,141	657,545

	$818,191	$389,111	$1,207,302

5.	UNSECURED DEBT

A summary of unsecured debt as of March 31, 2007 and December 31, 2006 is as follows (dollars in thousands):

	2007	2006

Commercial Banks
Borrowings outstanding under an unsecured credit facility due May 2008(a)	$136,100	$87,200
Senior Unsecured Notes — Other
7.25% Notes due January 2007	—	92,255
4.30% Medium-Term Notes due July 2007	75,000	75,000
4.50% Medium-Term Notes due March 2008	200,000	200,000
8.50% Monthly Income Notes due November 2008	29,081	29,081
4.25% Medium-Term Notes due January 2009	50,000	50,000
6.50% Notes due June 2009	200,000	200,000
3.90% Medium-Term Notes due March 2010	50,000	50,000
3.625 Convertible Senior Notes due September 2011(b)	250,000	250,000
5.00% Medium-Term Notes due January 2012	100,000	100,000
6.05% Medium-Term Notes due June 2013	121,345	121,345
5.13% Medium-Term Notes due January 2014	200,000	200,000
5.50% Medium-Term Notes due April 2014(c)	150,000	—
5.25% Medium-Term Notes due January 2015	250,000	250,000
5.25% Medium-Term Notes due January 2016	100,000	100,000
8.50% Debentures due September 2024	54,118	54,118
4.00% Convertible Senior Notes due December 2035(d)	250,000	250,000
Other	165	167

	2,079,709	2,021,966

Unsecured Notes — Other
ABAG Tax-Exempt Bonds due August 2008	46,700	46,700

Unsecured Notes — Premiums
Premium on $75 million Medium-Term Notes due July 2007	473	—
Premium on $250 million Medium-Term Notes due January 2015	379	—

	852	—

Total Unsecured Debt	$2,263,361	$2,155,866

(a)	UDR has a $500 million unsecured revolving credit facility that matures on May 31, 2008, and at UDR’s option, can be extended for an additional year. UDR has the right to increase the credit facility to

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$750 million under certain circumstances. Based on UDR’s current credit ratings, the credit facility carries an interest rate equal to LIBOR plus a spread of 57.5 basis points. Under a competitive bid feature and for so long as UDR maintains an Investment Grade Rating, UDR has the right to bid out 100% of the commitment amount.

(b)	At any time on or after July 15, 2011, prior to the close of business on the second business day prior to September 15, 2011, and also following the occurrence of certain events, the notes will be convertible at the option of the holder. Upon conversion of the notes, UDR will deliver cash and common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 trading day observation period. The initial conversion rate for each $1,000 principal amount of notes is 26.6326 shares of our common stock, subject to adjustment under certain circumstances. In connection with the issuance of the 3.625% convertible senior notes, UDR entered into a capped call transaction with respect to its common stock. The convertible note and capped call transaction, both of which expire September 2011, must be net share settled. The maximum number of shares to be issued under the convertible notes is 6.7 million shares, subject to certain adjustment provisions. The capped call transaction combines a purchased call option with a strike price of $37.548 with a written call option with a strike price of $43.806. These transactions have no effect on the terms of the 3.625% convertible senior notes by effectively increasing the initial conversion price to $43.806 per share, representing a 40% conversion premium. The net cost of $12.6 million of the capped call transaction was included in stockholders’ equity.

(c)	In March 2007, UDR sold $150 million aggregate principal amount of 5.50% senior unsecured notes due April 2014 under its medium-term note program. The net proceeds of approximately $149 million were used for debt repayment.

(d)	Prior to December 15, 2030, upon the occurrence of specified events, the notes will be convertible at the option of the holder into cash and, in certain circumstances, shares of UDR’s common stock at an initial conversion price of approximately 35.2988 shares per $1,000 principal amount of notes. On or after December 15, 2030, the notes will be convertible at any time prior to the second business day prior to maturity at the option of the holder into cash, and, in certain circumstances, shares of UDR’s common stock at the above initial conversion rate. The initial conversion rate is subject to adjustment in certain circumstances.

6.	EARNINGS PER SHARE

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

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted earnings per share for the periods presented, (dollars in thousands, except per share data):

	Three Months Ended
	March 31,
	2007	2006

Numerator for basic and diluted earnings per share —
Net income available to common stockholders	$27,990	$8,165

Denominator:
Denominator for basic earnings per share —
Weighted average common shares outstanding	135,376	134,216
Non-vested restricted stock awards	(865)	(627)

	134,511	133,589

Effect of dilutive securities:
Employee stock options, non-vested restricted stock awards, and convertible debt	—	—

Denominator for diluted earnings per share	134,511	133,589

Basic and diluted earnings per share	$0.21	$0.06

The effect of the conversion of the operating partnership units, Series A, Series C, Series D and Series E Out-Performance Partnership Shares, convertible preferred stock, and convertible debt, is not dilutive and is therefore not included in the above calculations. If the operating partnership units were converted to common stock, the additional shares of common stock outstanding for the three months ended March 31, 2007 and 2006 would be 8,202,258 and 8,753,433 weighted average common shares, respectively. If the Series A Out-Performance Partnership Shares were converted to common stock, the additional shares of common stock outstanding for the three months ended March 31, 2007 and 2006, would be 1,650,323 and 1,764,662 weighted average common shares, respectively. If the Series C, Series D, and Series E Out-Performance Partnership Shares had been measured and were converted to common stock, the additional shares of common stock outstanding for the three months ended March 31, 2007, would be 630,275, 619,781, and 0 weighted average common shares, respectively, and 557,850, 580,958, and 0 weighted average common shares, respectively, for the three months ended March 31, 2006. If the convertible preferred stock were converted to common stock, the additional shares of common stock outstanding for the three months ended March 31, 2007 and 2006 would be 2,803,812 weighted average common shares. If the convertible debt was converted to common stock, the additional shares of common stock outstanding for the three months ended March 31, 2007 and 2006 would be 1,038,963 and 0 weighted average common shares.

7.	COMMITMENTS AND CONTINGENCIES

Commitments

UDR is committed to completing its wholly owned real estate under development, which has an estimated cost to complete of $47.6 million at March 31, 2007.

UDR is committed to completing its development joint venture projects, which have an estimated cost to complete of $218.7 million at March 31, 2007. The estimated cost to complete consists of $53.9 million related to a consolidated joint venture and $164.8 million related to unconsolidated joint ventures in which UDR owns 49%. These consolidated joint ventures are expected to be completed at various times between the second quarter of 2008 and the third quarter of 2010.

UDR has entered into four contracts to purchase apartment communities upon their development completion. Provided that the developer meets certain conditions, UDR will purchase these communities for

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $154 million. The apartment communities are expected to be completed at various times between the fourth quarter of 2007 and the first quarter of 2009.

Contingencies

Series C Out-Performance Program

In May 2005, the stockholders of UDR approved a new Out-Performance Program and the first series of new Out-Performance Partnership Shares under the program are the Series C Out-Performance Units (the “Series C Program”) pursuant to which certain executive officers and other key employees of UDR (the “Series C Participants”) were given the opportunity to invest indirectly in UDR by purchasing interests in UDR Out-Performance III, LLC, a Delaware limited liability company (the “Series C LLC”), the only asset of which is a special class of partnership units of the Operating Partnership (“Series C Out-Performance Partnership Shares” or “Series C OPPSs”) . The purchase price for the Series C OPPSs was determined by the Compensation Committee of UDR’s board of directors to be $750,000, assuming 100% participation, and was based upon the advice of an independent valuation expert. UDR’s performance for the Series C Program will be measured over the 36-month period from June 1, 2005 to May 30, 2008.

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

Based on the results through March 31, 2007, 630,275 Series C OPPSs would have been issued had the Series C Program terminated on that date. However, since the ultimate determination of Series C OPPSs to be issued will not occur until May 30, 2008, and the number of Series C OPPSs is determinable only upon future events, the financial statements do not reflect any impact for these events. Accordingly, the contingently issuable Series C OPPSs will only be included in basic earnings per share after the measurement period has ended and the applicable hurdle has been met. Furthermore, the Series C OPPSs will only be included in common stock and common stock equivalents in the calculation of diluted earnings per share after the hurdle has been met at the end of the reporting period (if any), assuming the measurement period ended at the end of the reporting period.

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series D Out-Performance Program

In February 2006, the board of directors of UDR approved the Series D Out-Performance Program (the “Series D Program”) pursuant to which certain executive officers and other key employees of UDR (the “Series D Participants”) were given the opportunity to invest indirectly in UDR by purchasing interests in UDR Out-Performance IV, LLC, a Delaware limited liability company (the “Series D LLC”), the only asset of which is a special class of partnership units of the Operating Partnership (“Series D Out-Performance Partnership Shares” or “Series D OPPSs”) . The Series D Program is part of the New Out-Performance Program approved by UDR’s stockholders in May 2005. The Series D LLC has agreed to sell 830,000 membership units to members of UDR’s senior management at a price of $1.00 per unit. The aggregate purchase price of $830,000 for the Series D OPPSs, assuming 100% participation, is based upon the advice of an independent valuation expert. The Series D Program will measure the cumulative total return on our common stock over the 36-month period beginning January 1, 2006 and ending December 31, 2008.

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

Based on the results through March 31, 2007, 619,781 Series D OPPSs would have been issued had the Series D Program terminated on that date. However, since the ultimate determination of Series D OPPSs to be issued will not occur until December 31, 2008, and the number of Series D OPPSs is determinable only upon future events, the financial statements do not reflect any impact for these events. Accordingly, the contingently issuable Series D OPPSs will only be included in basic earnings per share after the measurement period has ended and the applicable hurdle has been met. Furthermore, the Series D OPPSs will only be included in common stock and common stock equivalents in the calculation of diluted earnings per share after the hurdle has been met at the end of the reporting period (if any), assuming the measurement period ended at the end of the reporting period.

Series E Out-Performance Program

In February 2007, the board of directors of UDR approved the Series E Out-Performance Program (the “Series E Program”) pursuant to which certain executive officers and other key employees of UDR (the

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Series E Participants”) were given the opportunity to invest indirectly in UDR by purchasing interests in UDR Out-Performance V, LLC, a Delaware limited liability company (the “Series E LLC”), the only asset of which is a special class of partnership units of the Operating Partnership (“Series E Out-Performance Partnership Shares” or “Series E OPPSs”) . The Series E Program is part of the New Out-Performance Program approved by UDR’s stockholders in May 2005. The Series E LLC has agreed to sell 805,000 membership units to members of UDR’s senior management at a price of $1.00 per unit. The aggregate purchase price of $805,000 for the Series E OPPSs, assuming 100% participation, is based upon the advice of an independent valuation expert. The Series E Program will measure the cumulative total return on our common stock over the 36-month period beginning January 1, 2007 and ending December 31, 2009.

The Series E Program is designed to provide participants with the possibility of substantial returns on their investment if the cumulative total return on UDR’s common stock, as measured by the cumulative amount of dividends paid plus share price appreciation during the measurement period is at least the equivalent of a 36% total return, or 12% annualized (“Minimum Return”).

At the conclusion of the measurement period, if UDR’s cumulative total return satisfies these criteria, the Series E LLC as holder of the Series E OPPSs will receive (for the indirect benefit of the Series E Participants as holders of interests in the Series E LLC) distributions and allocations of income and loss from the Operating Partnership equal to the distributions and allocations that would be received on the number of OP Units obtained by:

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

For the Series E OPPSs, the number determined pursuant to clause (ii) above is capped at 0.5% of market capitalization.

If, on the valuation date, the cumulative total return of UDR’s common stock does not meet the Minimum Return, then the Series E Participants will forfeit their entire initial investment.

Based on the results through March 31, 2007, no Series E OPPSs would have been issued had the Series E Program terminated on that date. However, since the ultimate determination of Series E OPPSs to be issued will not occur until December 31, 2009, and the number of Series E OPPSs is determinable only upon future events, the financial statements do not reflect any impact for these events. Accordingly, the contingently issuable Series E OPPSs will only be included in basic earnings per share after the measurement period has ended and the applicable hurdle has been met. Furthermore, the Series E OPPSs will only be included in common stock and common stock equivalents in the calculation of diluted earnings per share after the hurdle has been met at the end of the reporting period (if any), assuming the measurement period ended at the end of the reporting period.

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

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, development activity and capital expenditures, capital raising activities, rent growth, occupancy, and rental expense growth. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting us, or our properties, adverse changes in the real estate markets and general and local economies and business conditions. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this Report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

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

Business Overview

We are a real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities nationwide. We were formed in 1972 as a Virginia corporation. In June 2003, we changed our state of incorporation from Virginia to Maryland. Our subsidiaries include two operating partnerships, Heritage Communities L.P., a Delaware limited partnership, and United Dominion Realty, L.P., a Delaware limited partnership. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” “the company,” or “UDR” refer collectively to UDR, Inc. and its subsidiaries.

At March 31, 2007, our portfolio included 244 communities with 70,325 apartment homes nationwide. The following table summarizes our market information by major geographic markets (includes real estate held for disposition, real estate under development, and land, but excludes commercial properties):

	As of March 31, 2007				Three Months Ended March 31, 2007
	Number of	Number of	Percentage of	Carrying	Average	Total Income per
	Apartment	Apartment	Carrying	Value	Physical	Occupied
	Communities	Homes	Value	(In thousands)	Occupancy	Home(a)

WESTERN REGION
Orange Co., CA	13	4,067	11.7%	$686,654	94.9%	$1,494
San Francisco, CA	11	2,449	7.8%	458,475	96.5%	1,625
Los Angeles, CA	6	1,210	3.4%	197,965	93.9%	1,454
San Diego, CA	5	1,123	2.8%	163,724	93.6%	1,291
Inland Empire, CA	3	1,074	2.5%	146,323	88.2%	1,134
Monterey Peninsula, CA	7	1,565	2.5%	144,632	89.0%	955
Seattle, WA	6	1,199	2.0%	115,151	94.8%	1,025
Portland, OR	5	1,365	1.5%	88,120	94.5%	796
Sacramento, CA	2	914	1.1%	64,696	94.5%	877
MID-ATLANTIC REGION
Metropolitan DC	9	2,640	5.4%	317,398	94.6%	1,166
Raleigh, NC	11	3,663	3.9%	231,276	92.7%	719
Richmond, VA	9	2,636	3.0%	178,735	91.3%	915
Baltimore, MD	10	2,118	3.0%	177,526	95.0%	1,072
Wilmington, NC	6	1,868	1.8%	104,907	94.1%	769
Charlotte, NC	6	1,226	1.5%	89,739	94.5%	781
Norfolk, VA	6	1,438	1.3%	74,766	93.8%	934
Other Mid-Atlantic	13	2,817	2.5%	147,420	92.6%	870
SOUTHEASTERN REGION
Tampa, FL	12	4,138	4.8%	280,628	88.5%	962
Orlando, FL	12	3,476	3.9%	226,973	88.8%	949
Nashville, TN	10	2,966	3.2%	190,541	94.3%	775
Jacksonville, FL	4	1,557	1.9%	111,909	91.9%	854
Atlanta, GA	6	1,426	1.5%	85,854	94.8%	735
Other Florida	8	2,400	2.8%	165,970	87.5%	945
Other Southeastern	7	1,752	1.4%	80,477	94.5%	666

	As of March 31, 2007				Three Months Ended March 31, 2007
	Number of	Number of	Percentage of	Carrying	Average	Total Income per
	Apartment	Apartment	Carrying	Value	Physical	Occupied
	Communities	Homes	Value	(In thousands)	Occupancy	Home(a)

SOUTHWESTERN REGION
Houston, TX	16	5,447	4.5%	267,323	93.2%	695
Dallas, TX	8	2,969	3.6%	213,573	89.8%	762
Arlington, TX	6	1,828	1.6%	96,613	93.6%	698
Phoenix, AZ	4	1,226	1.6%	94,051	88.2%	918
Austin, TX	5	1,425	1.5%	87,982	96.8%	743
Denver, CO	2	884	1.2%	71,318	92.3%	755
Other Southwestern	6	2,469	2.6%	150,841	96.6%	759
MIDWESTERN REGION
Columbus, OH	6	2,530	2.8%	166,885	94.5%	757
Other Midwestern	3	444	0.4%	25,065	90.4%	784
Real Estate Under Development	1	16	0.4%	26,180	—	—
Land	—	—	2.6%	151,367	—	—

Total	244	70,325	100.0%	$5,881,057	92.7%	$924

(a)	Total Income per Occupied Home represents total revenues per weighted average number of apartment homes occupied.

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

During the remainder of 2007, we have approximately $81.0 million of secured debt and $75.5 million of unsecured debt maturing and we anticipate repaying that debt with proceeds from borrowings under our secured or unsecured credit facilities, the issuance of new unsecured debt securities or equity, or from disposition proceeds.

Critical Accounting Policies and Estimates

Our critical accounting policies are those having the most impact on the reporting of our financial condition and results and those requiring significant judgments and estimates. These policies include those related to (1) capital expenditures, (2) impairment of long-lived assets, and (3) real estate investment properties. Our critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant changes in our critical accounting policies from those reported in our 2006 Annual Report on Form 10-K. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.

Statements of Cash Flow

The following discussion explains the changes in net cash provided by operating activities and net cash used in investing and financing activities that are presented in our Consolidated Statements of Cash Flow.

Operating Activities

For the three months ended March 31, 2007, our cash flow provided by operating activities was $36.3 million compared to $32.2 million for the same period in 2006. The slight increase in cash flow from operating activities resulted primarily from the increase in property operating income from our apartment community portfolio for the three months ended March 31, 2007 (see discussion under “Apartment Community Operations”).

Investing Activities

For the three months ended March 31, 2007, net cash used in investing activities was $98.5 million as compared to $21.0 million for the same period in 2006. Changes in the level of investing activities from period to period reflects our strategy as it relates to our acquisition, capital expenditure, development, and disposition programs, as well as the impact of the capital market environment on these activities, all of which are discussed in further detail below.

Acquisitions

During the three months ended March 31, 2007, we acquired three apartment communities with 456 apartment homes for an aggregate consideration of $78.3 million and three parcels of land for $24.6 million. Our long-term strategic plan is to achieve greater operating efficiencies by investing in fewer, more concentrated markets. As a result, we have been expanding our interests in the fast growing Southern California, Florida, and Metropolitan Washington DC markets over the past four years. During 2007, we plan to continue to channel new investments into those markets that we believe will provide the best investment returns. Markets will be targeted based upon defined criteria including past performance, expected job growth, current and anticipated housing supply and demand, the ability to attract and support household formation.

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

During the first three months of 2007, we spent $50.0 million or $726 per home on capital expenditures for all of our communities, excluding development and commercial properties. These capital improvements included turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as roofs, siding, parking lots, and other non-revenue enhancing capital expenditures, which aggregated $7.5 million or $110 per home. In addition, revenue enhancing capital expenditures, kitchen and bath upgrades, upgrades to HVAC equipment, and other extensive exterior/interior upgrades totaled $23.9 million or $346 per home and major renovations totaled $18.6 million or $270 per home for the three months ended March 31, 2007.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, condominium conversions and commercial properties, for the periods presented:

	Three Months Ended March 31,			Three Months Ended March 31,
	(dollars in thousands)			(per home)
	2007	2006	% Change	2007	2006	% Change

Turnover capital expenditures	$3,291	$2,991	10.0%	$48	$40	20.0%
Other recurring capital expenditures	4,271	1,724	147.7%	62	23	169.6%

Total recurring capital expenditures	7,562	4,715	60.4%	110	63	74.6%
Revenue enhancing improvements	23,885	34,524	(30.8)%	346	466	(25.8)%
Major renovations	18,595	8,767	112.1%	270	118	128.8%

Total capital improvements	$50,042	$48,006	4.2%	$726	$647	12.2%

Repair and maintenance	10,275	10,624	(3.3)%	149	143	4.2%

Total expenditures	$60,317	$58,630	2.9%	$875	$790	10.8%

Total capital improvements increased $2.0 million or $79 per home for the three months ended March 31, 2007, compared to the same period in 2006. This increase was partially attributable to an additional $9.8 million of major renovations at certain of our properties. These renovations may include the re-wiring and/or re-plumbing of an entire building as well as major structural changes and/or architectural revisions to existing buildings. The increase was also attributable to an additional $2.8 million being invested in recurring capital expenditures as compared to the same period in 2006. These increases were offset by $10.6 million less being invested in revenue enhancing improvements compared to the same period in 2006. We will continue to selectively add revenue enhancing improvements which we believe will provide a return on investment substantially in excess of our cost of capital. Recurring capital expenditures during 2007 are currently expected to be approximately $610 per home.

Development

Development activity is focused in core markets in which we have strong operations in place. For the three months ended March 31, 2007, we invested approximately $17.3 million on development projects, an increase of $4.7 million from $12.6 million for the same period in 2006.

Wholly Owned — Under Development

The following wholly owned projects were under development as of March 31, 2007:

	Number of	Completed	Cost to	Budgeted	Estimated	Expected
	Apartment	Apartment	Date	Cost	Cost	Completion
	Homes	Homes	(In thousands)	(In thousands)	per Home	Date

Villas at Ridgeview Townhomes
Plano, TX	48	16	$8,635	$10,000	$208,333	2Q07
RIACHI at One21
Plano, TX	202	—	11,598	18,000	89,109	3Q07
Northwest Houston — Phase I
Houston, TX	320	—	1,905	22,000	68,750	2Q08
Lincoln Towne Square — Phase II
Plano, TX	302	—	5,255	25,000	82,781	3Q08

Total wholly owned — under development	872	16	$27,393	$75,000	$86,009

In addition, we own nine parcels of land held for future development aggregating $65.3 million at March 31, 2007.

In January 2007, we completed the development of 2161 Sutter, a 24-home apartment community located in San Francisco, California. The project was completed at a cost of $458,333 per home.

Consolidated Development Joint Ventures

In June 2006, we completed the formation of a development joint venture that will invest approximately $138 million to develop one apartment community with 298 apartment homes in Marina del Rey, California. UDR is the financial partner and is responsible for funding the costs of development and receives a preferred return from 7% to 8.5% before our partner is entitled to a 50% participation. Our initial investment was $27.5 million. Under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” this venture has been consolidated into UDR’s financial statements. Our joint venture partner is the managing partner as well as the developer, general contractor, and property manager.

The following consolidated joint venture project was under development as of March 31, 2007:

	Number of	Completed	Cost to	Budgeted	Estimated	Expected
	Apartment	Apartment	Date	Cost	Cost	Completion
	Homes	Homes	(In thousands)	(In thousands)	per Home	Date

Jefferson at Marina del Rey
Marina del Rey, CA	298	—	$84,122	$138,000	$463,100	2Q08

Unconsolidated Development Joint Ventures

In July 2006, we closed on a joint venture to develop a site in Bellevue, Washington. At closing, we owned 49% of the $135 million project that involves building a 400 home high rise apartment building with ground floor retail. Our initial investment was $5.7 million.

In November 2006, we closed on a joint venture site adjacent to our Bellevue Plaza development in the central business district of Bellevue, Washington. This project will include the development of 271 apartment homes. Construction began in the fourth quarter of 2006 and is scheduled for completion in 2008. At closing, we owned 49% of the $97 million project. Our initial investment was $10.0 million.

The following unconsolidated joint venture projects were under development as of March 31, 2007:

	Number of	Completed	Cost to	Budgeted	Estimated	Expected
	Apartment	Apartment	Date	Cost	Cost	Completion
	Homes	Homes	(In thousands)	(In thousands)	per Home	Date

Bellevue Plaza
Bellevue, WA	400	—	$36,825	$135,000	$337,500	3Q10
Ashwood Commons
Bellevue, WA	271	—	30,339	97,000	357,900	4Q08

Total unconsolidated development joint ventures	671	—	$67,164	$232,000	$345,753

Unconsolidated Operating Joint Venture

In January 2007, we closed on a joint venture for a recently completed 23-story, 166 apartment home high rise community in the central business district of Bellevue, Washington. At closing, UDR owned 49% of the $58 million project (subject to a $34 million mortgage). Our initial investment was $11.8 million.

Disposition of Investments

For the three months ended March 31, 2007, UDR sold two communities with a total of 475 apartment homes for a gross consideration of $57 million, eight condominiums from one community with a total of 320 condominiums for a gross consideration of $1.3 million, and one parcel of land for $4.5 million. We recognized after-tax gains for financial reporting purposes of $41.5 million on these sales. Proceeds from the sales were used primarily to reduce debt.

During 2007, we plan to continue to pursue our strategy of exiting markets where long-term growth prospects are limited and redeploying capital into markets we believe will provide the best investment returns. We intend to use the proceeds from 2007 dispositions to reduce debt, acquire communities, and fund development activity.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2007, was $61.7 million as compared to net cash provided by financing activities of $9.6 million for the same period in 2006. As part of the plan to improve our balance sheet, we utilized proceeds from dispositions to pay down existing debt and purchase new properties.

The following is a summary of our financing activities for the three months ended March 31, 2007:

•	Repaid $1.2 million of secured debt and $92.3 million of unsecured debt.

•	Sold $150 million aggregate principal amount of 5.50% senior unsecured notes due April 2014 in March 2007 under our medium-term note program. The net proceeds of approximately $149 million were used for debt repayment.

Credit Facilities

We have four secured revolving credit facilities with Fannie Mae with an aggregate commitment of $860 million. As of March 31, 2007, $691.8 million was outstanding under the Fannie Mae credit facilities leaving $168.2 million of unused capacity. The Fannie Mae credit facilities are for an initial term of ten years, bear interest at floating and fixed rates, and can be extended for an additional five years at our option. We have $399.4 million of the funded balance fixed at a weighted average interest rate of 6.1% and remaining balance is currently at a weighted average variable rate of 5.8%.

We have a $500 million unsecured revolving credit facility that matures on May 31, 2008 and, at our option, can be extended for an additional year. We have the right to increase the credit facility to $750 million under certain circumstances. Based on our current credit ratings, the credit facility bears interest at a rate equal to LIBOR plus 57.5 basis points. Under a competitive bid feature, and for so long as we maintain an Investment Grade Rating, we have the right to bid out 100% of the commitment amount. As of March 31, 2007, $136.1 million was outstanding under the credit facility leaving $363.9 million of unused capacity.

The Fannie Mae credit facility and the unsecured revolving credit facility are subject to customary financial covenants and limitations.

Information concerning short-term borrowings under our unsecured revolving credit facility is summarized in the table that follows (dollars in thousands):

	Three Months Ended	Twelve Months Ended
	March 31, 2007	December 31, 2006

Total revolving credit facility	$500,000	$500,000
Borrowings outstanding at end of period	136,100	87,200
Weighted average daily borrowings during the period	208,786	264,102
Maximum daily borrowings during the period	372,200	415,800
Weighted average interest rate during the period	5.6%	5.3%
Weighted average interest rate at end of period	5.6%	5.6%

Funds from Operations

Funds from operations, or FFO, is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of depreciable property, premiums or original issuance costs associated with preferred stock redemptions, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We compute FFO for all periods presented in accordance with the recommendations set forth by the National Association of Real Estate Investment Trust’s (“NAREIT”) April 1, 2002 White Paper. We consider FFO in evaluating property acquisitions and our operating performance, and believe that FFO should be considered along with, but not as an alternative to, net income and cash flow as a measure of our activities in accordance with generally accepted accounting principles. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

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

The following table outlines our FFO calculation and reconciliation to generally accepted accounting principles for the three months ended March 31, (dollars and shares in thousands):

	Three Months Ended
	March 31,
	2007	2006

Net income	$31,832	$12,007
Adjustments:
Distributions to preferred stockholders	(3,842)	(3,842)
Real estate depreciation and amortization	63,688	54,337
Minority interests of unitholders in operating partnership	(724)	(676)
Contribution of unconsolidated joint ventures	265	—
Discontinued Operations:
Real estate depreciation	472	4,386
Minority interests of unitholders in operating partnership	2,420	1,209
Net gains on the sale of land and depreciable property	(41,532)	(15,347)
RE3 gain on sales, net of tax	4,363	8,481

Funds from operations — basic	$56,942	$60,555

Distributions to preferred stockholders — Series E (Convertible)	931	931

Funds from operations — diluted	$57,873	$61,486

Weighted average number of common shares and OP Units outstanding — basic	142,713	142,342
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	149,227	147,801
FFO per common share — basic	$0.40	$0.43

FFO per common share — diluted	$0.39	$0.42

In the computation of diluted FFO, OP Units, out-performance partnership shares, and the shares of Series E Cumulative Convertible Preferred Stock are dilutive; therefore, they are included in the diluted share count.

RE3 gain on sales, net of taxes, is defined as net sales proceeds less a tax provision and the gross investment basis of the asset before accumulated depreciation. We consider FFO with RE3 gain on sales, net of taxes, to be a meaningful supplemental measure of performance because the short-term use of funds produce a profit that differs from the traditional long-term investment in real estate for REITs.

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the three months ended March 31, (shares in thousands):

	Three Months Ended
	March 31,
	2007	2006

Weighted average number of common shares and OP units outstanding — basic	142,713	142,342
Weighted average number of OP units outstanding	(8,202)	(8,753)

Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	134,511	133,589

Weighted average number of common shares, OP units, and common stock equivalents outstanding — diluted	149,227	147,801
Weighted average number of OP units outstanding	(8,202)	(8,753)
Weighted average incremental shares from assumed conversion of stock options	(830)	(772)
Weighted average incremental shares from unvested restricted stock	(191)	(118)
Weighted average incremental shares from assumed conversion of $250 million convertible debt	(1,039)	—
Weighted average number of Series A OPPSs outstanding	(1,650)	(1,765)
Weighted average number of Series E preferred shares outstanding	(2,804)	(2,804)

Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	134,511	133,589

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

A presentation of cash flow metrics based on generally accepted accounting principles is as follows for the three months ended March 31, (dollars in thousands):

	Three Months Ended
	March 31,
	2007	2006

Net cash provided by operating activities	$36,345	$32,217
Net cash used in investing activities	(98,545)	(20,984)
Net cash provided by financing activities	61,733	9,560

Results of Operations

The following discussion includes the results of both continuing and discontinued operations for the periods presented.

Net Income Available to Common Stockholders

Net income available to common stockholders was $28.0 million ($0.21 per diluted share) for the three months ended March 31, 2007, compared to $8.2 million ($0.06 per diluted share) for the same period in the prior year. The increase for the three months ended March 31, 2007, when compared to the same period in 2006, resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	a $26.2 million increase in gains recognized from the sale of depreciable property, and

•	a $3.3 million increase in apartment community operating results.

These increases in income were partially offset by a $5.4 million increase in real estate depreciation and amortization expense, a $3.1 million increase in general and administrative expense, and a $2.2 million increase in personnel costs during the first quarter of 2007 when compared to the same period in 2006.

Apartment Community Operations

Our net income is primarily generated from the operation of our apartment communities. The following table summarizes the operating performance of our total apartment portfolio for each of the periods presented (dollars in thousands):

	2007	2006	% Change

Property rental income	$182,684	$181,335	0.7%
Property operating expense*	(67,298)	(69,245)	(2.8)%

Property operating income	$115,386	$112,090	2.9%

Weighted average number of homes	70,248	75,115	(6.5)%
Physical occupancy**	92.7%	94.3%	(1.6)%

*	Excludes depreciation, amortization, and property management expenses.

**	Based upon weighted average stabilized homes.

The following table is our reconciliation of property operating income to net income as reflected on the Consolidated Statements of Operations for the periods presented, (dollars in thousands):

	2007	2006

Property operating income	$115,386	$112,090
Commercial operating income	553	88
Non-property income	477	1,178
Real estate depreciation and amortization	(65,014)	(59,435)
Interest	(44,194)	(44,094)
General and administrative and property management	(14,871)	(11,755)
Other operating expenses	(311)	(863)
Net gain on the sale of land and depreciable property	41,532	15,347
Minority interests	(1,726)	(549)

Net income per the Consolidated Statements of Operations	$31,832	$12,007

Same Communities

For the three months ended March 31, 2007, our same communities (those communities acquired, developed, and stabilized prior to March 31, 2006, and held on March 31, 2006, which consisted of 61,491 apartment homes) provided 90% of our property operating income.

For the first quarter of 2007, same community property operating income increased 6.9% or $6.7 million compared to the same period in 2006. The increase in property operating income was primarily attributable to a 4.6% or $7.1 million increase in revenues from rental and other income and a 0.7% or $0.4 million increase in operating expenses. The increase in revenues from rental and other income was primarily driven by a 5.1% or $7.9 million increase in rental rates and an 11.9% or $1.3 million increase in reimbursement income and fee income. These increases were partially offset by a 17.0% or $1.4 million increase in vacancy loss, a 131.2% or $0.4 million increase in bad debt expense, and a 6.6% or $0.2 million increase in concession expense. Physical occupancy decreased 0.9% to 94.0%.

The increase in property operating expenses was primarily driven by a 10.3% or $1.5 million increase in personnel expense that was partially offset by an 18.6% or $0.6 million decrease in insurance costs and a 7.9% or $0.4 million decrease in administrative and marketing costs.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property operating income divided by property rental income) increased 1.4% to 64.1%.

Non-Mature Communities

The remaining 10% of our property operating income during the first three months of 2007 was generated from communities that we classify as “non-mature communities” (primarily those communities acquired or developed in 2005, 2006 and 2007, sold properties, and those properties classified as real estate held for disposition). The 11 communities with 3,306 apartment homes that we acquired in 2005, 2006 and 2007 provided $3.6 million of property operating income. The two communities with 475 homes that we sold in 2007 provided $0.5 million of property operating income. In addition, our development communities, which included three communities with 454 apartment homes completed in 2006 and 2007, provided $1.1 million of operating income and the one community with 250 apartment homes and 312 condominiums classified as real estate held for disposition provided $0.9 million of property operating income. Other non-mature communities provided $5.9 million of property operating income for the three months ended March 31, 2007.

Real Estate Depreciation and Amortization

For the three months ended March 31, 2007, real estate depreciation and amortization on both continuing and discontinued operations increased 9.3% or $5.4 million compared to the same period in 2006, primarily due to the significant increase in per home acquisition cost compared to the existing portfolio and other capital expenditures.

Interest Expense

For the three months ended March 31, 2007, interest expense on both continuing and discontinued operations remained relatively constant at $44.2 million compared to the same period in 2006. For the three months ended March 31, 2007, the weighted average amount of debt outstanding increased 5.2% or $170.7 million compared to the same period in 2006 and the weighted average interest rate remained constant at 5.4%. The weighted average amount of debt outstanding during 2007 is slightly higher than 2006 as acquisition costs in 2007 have been funded, in most part, by the issuance of debt. Both 2006 and 2007 weighted average interest rates reflect short-term bank borrowings and variable rate debt that had comparable interest rates.

General and Administrative

For the three months ended March 31, 2007, general and administrative expenses increased $3.1 million or 45.3% compared to the same period in 2006. The increase was due to a number of factors, including increases in incentive compensation, professional fees, and relocation costs.

Gains on the Sales of Land and Depreciable Property

For the three months ended March 31, 2007, we recognized after-tax gains for financial reporting purposes of $41.5 million and compared to $15.3 million for the comparable period in 2006. Changes in the level of gains recognized from period to period reflect the changing level of our divestiture activity from period to period, as well as the extent of gains related to specific properties sold.

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

We are exposed to interest rate changes associated with our unsecured credit facility and other variable rate debt as well as refinancing risk on our fixed rate debt. UDR’s involvement with derivative financial instruments is limited and we do not expect to use them for trading or other speculative purposes. In prior periods, UDR had used derivative instruments solely to manage its exposure to interest rates.

See our Annual Report on Form 10-K for the year ended December 31, 2006 “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of March 31, 2007, our market risk has not changed materially from the amounts reported on our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	CONTROLS AND PROCEDURES

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. In addition, our Chief Executive Officer and our Chief Financial Officer concluded that during the quarter ended March 31, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Possible Difficulty of Selling Apartment Communities Could Limit Operational and Financial Flexibility.  We periodically dispose of apartment communities that no longer meet our strategic objectives, but market conditions could change and purchasers may not be willing to pay prices acceptable to us. A weak market may limit our ability to change our portfolio promptly in response to changing economic conditions. Furthermore, a significant portion of the proceeds from our overall property sales may be held by intermediaries in order for some sales to qualify as like- kind exchanges under Section 1031 of the Internal Revenue Code, so that any related capital gain can be deferred for federal income tax purposes. As a result, we may not have immediate access to all of the cash flow generated from our property sales. In addition, federal tax laws limit our ability to profit on the sale of communities that we have owned for fewer than four years, and this limitation may prevent us from selling communities when market conditions are favorable.

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

We may not be able to renew insurance coverage in an adequate amount or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to asbestos, or, if offered, these types of insurance may be prohibitively expensive. If an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Material losses in excess of insurance proceeds may occur in the future. If one or more of our significant properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Such events could adversely affect our cash flow and ability to make distributions to stockholders.

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

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities.  We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of March 31, 2007, we had approximately $525.2 million of variable rate indebtedness outstanding, which constitutes approximately 15% of our total outstanding indebtedness as of such date. An increase in interest rates would increase our interest expenses to the extent our variable rate debt is not hedged effectively, and it would increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of our common and preferred stock and debt securities.

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

Potential Liability for Environmental Contamination Could Result in Substantial Costs.  Under various federal, state and local environmental laws, as a current or former owner or operator of real estate, we could be required to investigate and remediate the effects of contamination of currently or formerly owned real estate by hazardous or toxic substances, often regardless of our knowledge of or responsibility for the contamination and solely by virtue of our current or former ownership or operation of the real estate. In addition, we could be held liable to a governmental authority or to third parties for property damage or other injury and for investigation and clean-up costs incurred in connection with the contamination. These costs could be substantial, and in many cases environmental laws create liens in favor of governmental authorities to secure their payment. The presence of such substances or a failure to properly remediate any resulting contamination could materially and adversely affect our ability to borrow against, sell or rent an affected property.

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

Repurchase of Equity Securities

In February 2006, our Board of Directors authorized a 10 million share repurchase program. This program authorizes the repurchase of our common stock in open market purchases, in block purchases, privately negotiated transactions, or otherwise. As reflected in the table below, no shares of common stock were repurchased under this program or otherwise during the quarter ended March 31, 2007.

				Maximum
			Total Number	Number
			of Shares	of Shares
			Purchased as	that May Yet
	Total		Part of Publicly	be Purchased
	Number	Average	Announced	Under the
	of Shares	Price	Plans	Plans or
Period	Purchased	per Share	or Programs	Programs

Beginning Balance				10,000,000
January 1, 2007 through January 31, 2007	0	N/A	0	10,000,000
February 1, 2007 through February 28, 2007	0	N/A	0	10,000,000
March 1, 2007 through March 31, 2007	0	N/A	0	10,000,000

Balance as of March 31, 2007	0	N/A	0	10,000,000

Item 6.	EXHIBITS

The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, INC. (registrant)

Date: May 10, 2007	/s/ Michael A. Ernst
Michael A. Ernst
Executive Vice President and Chief Financial Officer

Date: May 10, 2007	/s/ David L. Messenger
David L. Messenger
Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Articles of Restatement (incorporated by reference to Exhibit 3.09 to the Company’s Current Report on Form 8-K dated July 27, 2005 and filed with the SEC on August 1, 2005 (Commission File No. 1-10524)).
3.2	Articles of Amendment to the Articles of Restatement dated and filed with the State Department of Assessments and Taxation of the State of Maryland on March 14, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 14, 2007 and filed with the SEC on March 15, 2007 (Commission File No. 1-10524)).
3.3	Amended and Restated Bylaws (as amended through March 14, 2007) (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated March 14, 2007 and filed with the SEC on March 15, 2007 (Commission File No. 1-10524)).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 14, 2007 and filed with the SEC on March 15, 2007 (Commission File No. 1-10524)).
4.2	Form of Certificate for Shares of 8.60% Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 14, 2007 and filed with the SEC on March 15, 2007 (Commission File No. 1-10524)).
4.3	Form of Fixed Rate Medium-Term Note, Series A (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K dated March 20, 2007 and filed with the SEC on March 22, 2007 (Commission File No. 1-10524)).
4.4	Form of Floating Rate Medium-Term Note, Series A (incorporated by reference to Exhibit 4.02 to the Company’s Current Report on Form 8-K dated March 20, 2007 and filed with the SEC on March 22, 2007 (Commission File No. 1-10524)).
4.5	5.50% Medium-Term Note, Series A due April 2014, issued March 27, 2007.
10.1	Amended and Restated Master Credit Facility Agreement dated June 24, 2002 between the Company and Green Park Financial Limited Partnership, as amended through February 14, 2007 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 1-10524)).
12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.