Form 10-Q
period 2007-06-30
UDR, Inc.
filed 2007-08-09
CIK 74208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
or
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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of August 6, 2007 was 134,743,062.

UDR, Inc.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UDR, Inc.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)
(Unaudited)

	June 30,	December 31,
	2007	2006

ASSETS
Real estate owned:
Real estate held for investment	$5,480,288	$5,256,732
Less: accumulated depreciation	(1,308,407)	(1,183,710)

	4,171,881	4,073,022
Real estate under development (net of accumulated depreciation of $363 and $527)	258,429	203,786
Real estate held for disposition (net of accumulated depreciation of $62,251 and $69,490)	213,459	289,587

Total real estate owned, net of accumulated depreciation	4,643,769	4,566,395
Cash and cash equivalents	2,928	2,143
Restricted cash	5,259	5,602
Deferred financing costs, net	37,375	35,160
Notes receivable	6,500	10,500
Funds held in escrow from IRC Section 1031 exchanges pending the acquisition of real estate	25,780	—
Investment in unconsolidated joint ventures	28,180	5,850
Other assets	43,868	37,014
Other assets — real estate held for disposition	9,858	13,211

Total assets	$4,803,517	$4,675,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured debt	$1,254,612	$1,159,036
Secured debt — real estate held for disposition	—	23,883
Unsecured debt	2,339,752	2,155,866
Real estate taxes payable	25,119	25,122
Accrued interest payable	28,852	34,347
Security deposits and prepaid rent	26,756	24,360
Distributions payable	49,118	46,936
Accounts payable, accrued expenses, and other liabilities	43,180	55,037
Other liabilities — real estate held for disposition	5,335	7,200

Total liabilities	3,772,724	3,531,787
Minority interests	57,904	88,833
Stockholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized
0 shares 8.60% Series B Cumulative Redeemable issued and outstanding (5,416,009 at December 31, 2006)	—	135,400
2,803,812 shares 8.00% Series E Cumulative Convertible issued and outstanding (2,803,812 at December 31, 2006)	46,571	46,571
5,400,000 shares 6.75% Series G Cumulative Redeemable issued and outstanding (0 at December 31, 2006)	135,000	—
Common stock, $0.01 par value; 250,000,000 shares authorized 135,013,269 shares issued and outstanding (135,029,126 at December 31, 2006)	1,350	1,350
Additional paid-in capital	1,661,437	1,682,809
Distributions in excess of net income	(871,469)	(810,875)

Total stockholders’ equity	972,889	1,055,255

Total liabilities and stockholders’ equity	$4,803,517	$4,675,875

See accompanying notes to consolidated financial statements.

UDR, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

REVENUES
Rental income	$178,231	$165,197	$353,119	$327,097
Non-property income:
Other income	697	724	1,175	1,902

Total revenues	178,928	165,921	354,294	328,999

EXPENSES
Rental expenses:
Real estate taxes and insurance	21,963	19,436	42,932	41,005
Personnel	16,606	16,296	34,083	31,736
Utilities	8,512	8,814	19,349	19,044
Repair and maintenance	10,011	9,194	19,868	18,463
Administrative and marketing	5,037	5,107	9,709	9,933
Property management	5,102	5,093	10,147	10,084
Other operating expenses	314	301	625	599
Real estate depreciation and amortization	64,108	54,687	124,682	107,268
Interest	42,758	46,430	86,948	90,900
General and administrative	9,604	6,837	19,430	13,601
Other depreciation and amortization	918	712	1,753	1,386

Total expenses	184,933	172,907	369,526	344,019

Loss before minority interests and discontinued operations	(6,005)	(6,986)	(15,232)	(15,020)
Minority interests of outside partnerships	(37)	(38)	(67)	(54)
Minority interests of unitholders in operating partnerships	707	663	1,390	1,389

Loss before discontinued operations, net of minority interests	(5,335)	(6,361)	(13,909)	(13,685)
Income from discontinued operations, net of minority interests	12,031	38,545	52,438	57,878

Net income	6,696	32,184	38,529	44,193
Distributions to preferred stockholders — Series B	(1,908)	(2,911)	(4,819)	(5,822)
Distributions to preferred stockholders — Series E (Convertible)	(931)	(931)	(1,863)	(1,863)
Distributions to preferred stockholders — Series G	(785)	—	(785)	—
Premium on preferred stock repurchases	(2,261)	—	(2,261)	—

Net income available to common stockholders	$811	$28,342	$28,801	$36,508

Earnings per weighted average common share — basic and diluted:
Loss from continuing operations available to common stockholders, net of minority interests	$(0.08)	$(0.08)	$(0.18)	$(0.16)
Income from discontinued operations, net of minority interests	$0.09	$0.29	$0.39	$0.43
Net income available to common stockholders	$0.01	$0.21	$0.21	$0.27
Common distributions declared per share	$0.3300	$0.3125	$0.6600	$0.6250
Weighted average number of common shares outstanding — basic and diluted	134,727	133,676	134,620	133,634

See accompanying notes to consolidated financial statements.

UDR, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006

Operating Activities
Net income	$38,529	$44,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130,264	119,165
Net gains on the sale of land and depreciable property	(50,452)	(48,828)
Minority interests	1,764	2,431
Amortization of deferred financing costs and other	3,711	2,877
Refund of income taxes paid	4,441	—
Changes in operating assets and liabilities:
Decrease/(increase) in operating assets	3,194	(6,225)
Decrease in operating liabilities	(13,512)	(16,531)

Net cash provided by operating activities	117,939	97,082
Investing Activities
Proceeds from sales of real estate investments, net	125,171	131,993
Repayment of note receivable	4,000	51,845
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	(123,568)	(230,210)
Development of real estate assets	(42,826)	(20,911)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(104,214)	(100,483)
Capital expenditures — non-real estate assets	(2,407)	(1,613)
Investment in unconsolidated joint venture	(3,280)	(24,591)
Purchase deposits on pending real estate acquisitions	(3,052)	—
Increase in funds held in escrow from IRC Section 1031 exchanges pending the acquisition of real estate	(25,780)	—

Net cash used in investing activities	(175,956)	(193,970)
Financing Activities
Payments on secured debt	(45,666)	(5,702)
Proceeds from the issuance of unsecured debt	150,000	125,000
Proceeds from the issuance of secured debt	66,948	9,327
Payments on unsecured debt	(92,255)	(24,820)
Net proceeds from revolving bank debt	121,700	90,600
Payment of financing costs	(5,142)	(2,666)
Proceeds from the issuance of common stock	918	3,223
Proceeds from the issuance of Series G preferred stock	135,000	—
Payment of preferred stock issuance costs	(4,252)
Collateral substitution deposit	—	(11,142)
Proceeds from the investment of performance based programs	87	317
Distributions paid to minority interests	(6,308)	(6,510)
Distributions paid to preferred stockholders	(7,653)	(7,685)
Distributions paid to common stockholders	(87,027)	(82,307)
Repurchase of common stock	(32,148)	—
Redemption of Series B preferred stock	(135,400)	—

Net cash provided by financing activities	58,802	87,635
Net increase/(decrease) in cash and cash equivalents	785	(9,253)
Cash and cash equivalents, beginning of period	2,143	15,543

Cash and cash equivalents, end of period	$2,928	$6,290

Supplemental Information:
Interest paid during the period	$97,869	$90,332
Non-cash transactions:
Conversion of operating partnership minority interests to common stock (915,600 shares in 2007 and 26,525 shares in 2006)	8,572	250
Issuance of restricted stock awards	2	3
Secured debt assumed with the acquisition of properties	72,680	14,236
Non-cash transactions associated with joint venture:
Real estate asset acquired	—	62,059
Secured debt assumed	—	33,628
Operating liabilities assumed	—	3,840

See accompanying notes to consolidated financial statements.

UDR, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

						Distributions in
	Preferred Stock		Common Stock		Paid-in	Excess of
	Shares	Amount	Shares	Amount	Capital	Net Income	Total

Balance, December 31, 2006	8,219,821	$181,971	135,029,126	$1,350	$1,682,809	$(810,875)	$1,055,255

Net income						38,529	38,529
Issuance of common and restricted shares			199,543	2	4,193		4,195
Purchase of common shares			(1,131,000)	(11)	(32,137)		(32,148)
Redemption of 8.60% Series B Cumulative Redeemable shares	(5,416,009)	(135,400)			2,261	(2,261)	(135,400)
Issuance of 6.75% Series G Cumulative Redeemable shares	5,400,000	135,000			(4,252)		130,748
Adjustment for conversion of minority interests of unitholders in operating partnerships			915,600	9	8,563		8,572
Common stock distributions declared ($0.6600 per share)						(89,395)	(89,395)
Preferred stock distributions declared-Series B ($1.069 per share)						(4,819)	(4,819)
Preferred stock distributions declared-Series E ($.6644 per share)						(1,863)	(1,863)
Preferred stock distributions declared-Series G ($.2813 per share)						(785)	(785)

Balance, June 30, 2007	8,203,812	$181,571	135,013,269	$1,350	$1,661,437	$(871,469)	$972,889

See accompanying notes to consolidated financial statements.

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

1.	CONSOLIDATION AND BASIS OF PRESENTATION

UDR, Inc., formerly United Dominion Realty Trust, Inc., is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities nationwide. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership”), and Heritage Communities L.P. (the “Heritage OP”) (collectively, “UDR”). As of June 30, 2007, there were 166,163,187 units in the Operating Partnership outstanding, of which 157,409,361 units or 95% were owned by UDR and 8,753,826 units or 5% were owned by limited partners (of which 1,627,769 are owned by the holders of the Series A OPPS). As of June 30, 2007, there were 5,542,200 units in the Heritage OP outstanding, of which 5,212,041 units or 94% were owned by UDR and 330,159 units or 6% were owned by limited partners. The consolidated financial statements of UDR include the minority interests of the unitholders in the Operating Partnership and the Heritage OP. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes appearing in UDR’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission as updated by the Current Report on Form 8-K dated and filed May 18, 2007.

In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial position at June 30, 2007, and results of operations for the interim periods ended June 30, 2007 and 2006. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

UDR adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, UDR recognized no material adjustments to liabilities related to unrecognized income tax benefits. At the adoption date of January 1, 2007, UDR’s taxable REIT subsidiaries had $538,000 of net unrecognized tax benefits, which would favorably impact our effective tax rate if recognized. At June 30, 2007, UDR had $642,000 of net unrecognized tax benefits. UDR and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years 2003 — 2006 remain open to examination by the major taxing jurisdictions to which we are subject. UDR recognizes interest and/or penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, UDR had $49,000 accrued for interest and $0 accrued for penalties.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” and in February 2007, Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Statement 157 increases the consistency and comparability in fair value measurements and expands disclosures about fair value measurements. Statement 159 allows an entity to make a one-time election to measure many financial assets and financial liabilities at fair value (the “fair value option”). The election is made on an

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, this statement specifies that all subsequent changes in fair value for that instrument are reported in earnings. Both statements are effective for fiscal years beginning after November 15, 2007. UDR is currently assessing the impact that these statements may have on its consolidated financial statements.

2.	REAL ESTATE HELD FOR INVESTMENT

At June 30, 2007, there are 234 communities with 66,824 apartment homes classified as real estate held for investment. The following table summarizes the components of real estate held for investment (dollars in thousands):

	June 30,	December 31,
	2007	2006

Land and land improvements	$1,361,158	$1,301,812
Buildings and improvements	3,815,792	3,669,376
Furniture, fixtures, and equipment	303,338	285,544

Real estate held for investment	5,480,288	5,256,732
Accumulated depreciation	(1,308,407)	(1,183,710)

Real estate held for investment, net	$4,171,881	$4,073,022

3.	INCOME FROM DISCONTINUED OPERATIONS

UDR adopted FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“FAS 144”) as of January 1, 2002. FAS 144 requires, among other things, that the primary assets and liabilities and the results of operations of UDR’s real properties which have been sold or are held for disposition, be classified as discontinued operations and segregated in UDR’s Consolidated Statements of Operations and Consolidated Balance Sheets. Properties classified as real estate held for disposition generally represent properties that are actively marketed or contracted for sale which are expected to close within the next twelve months.

For purposes of these financial statements, FAS 144 results in the presentation of the primary assets and liabilities and the net operating results of those properties sold or classified as held for disposition through June 30, 2007, as discontinued operations for all periods presented. The adoption of FAS 144 does not have an impact on net income available to common stockholders. FAS 144 only results in the reclassification of the operating results of all properties sold or classified as held for disposition through June 30, 2007, within the Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006, and the reclassification of the assets and liabilities within the Consolidated Balance Sheets for June 30, 2007 and December 31, 2006.

For the six months ended June 30, 2007, UDR sold three communities, 22 condominiums from one community with a total of 320 condominiums, and one parcel of land. UDR recognized after-tax gains for financial reporting purposes of $50.5 million on these sales. At June 30, 2007, UDR had nine communities with a net book value of $192.4 million, one community with a total of 298 condominiums and a net book value of $20.7 million, and one commercial unit with a net book value of $0.4 million included in real estate held for disposition. For the six months ended June 30, 2006, UDR sold seven communities with a total of 1,903 apartment homes and 300 condominiums from four communities with a total of 612 condominiums. UDR recognized after-tax gains for financial reporting purposes of $48.8 million on these sales. In conjunction with the sale of ten properties in July 2005, UDR received short-term notes for $124.7 million that bear interest at 6.75% and had maturities ranging from September 2005 to July 2006. As of June 30, 2006, the balance on the notes receivable was $8.0 million. UDR recognized gains for financial reporting purposes on

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these notes of $10.6 million during the six months ended June 30, 2006. The results of operations for these properties are classified on the Consolidated Statements of Operations in the line item titled “Income from discontinued operations, net of minority interests.”

UDR has elected Taxable REIT Subsidiary (“TRS”) status for certain of its corporate subsidiaries, primarily those engaged in condominium conversion and development activities. UDR recognized a provision for income taxes of $0.06 million and $2.5 million for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007, UDR recognized a $4.2 million income tax benefit and for the six months ended June 30, 2006, UDR recognized a provision for income taxes of $7.2 million. These amounts are included in the income from discontinued operations, net of minority interests in the accompanying consolidated statements of operations.

The following is a summary of income from discontinued operations for the periods presented, (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Rental income	$7,293	$20,004	$15,864	$39,618
Non-property income	—	5	—	5
Rental expenses	3,249	8,457	6,958	17,021
Real estate depreciation	209	4,302	3,794	10,446
Interest (income)/expense	—	(348)	4	(725)
Other expenses	17	27	35	65

	3,475	12,438	10,791	26,807
Income before net gain on the sale of depreciable property and minority interests	3,818	7,571	5,073	12,816
Net gain on the sale of depreciable property	8,921	33,482	50,452	48,828

Income before minority interests	12,739	41,053	55,525	61,644
Minority interests in income from discontinued operations	(708)	(2,508)	(3,087)	(3,766)

Income from discontinued operations, net of minority interests	$12,031	$38,545	$52,438	$57,878

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	SECURED DEBT

Secured debt on continuing and discontinued operations, which encumbers $1.9 billion or 32% of UDR’s real estate owned based upon book value ($4.1 billion or 68% of UDR’s real estate owned is unencumbered), consists of the following as of June 30, 2007 (dollars in thousands):

			Weighted	Weighted	Number of
	Principal Outstanding		Average	Average	Communities
	June 30,	December 31,	Interest Rate	Years to Maturity	Encumbered
	2007	2006	2007	2007	2007

Fixed Rate Debt
Mortgage notes payable	$403,431	$352,159	5.45%	3.4	19
Tax-exempt secured notes payable	25,945	26,070	5.84%	17.8	3
Fannie Mae credit facilities	584,193	399,362	5.94%	6.0	9

Total fixed rate secured debt	1,013,569	777,591	5.74%	5.2	31
Variable Rate Debt
Mortgage notes payable	99,534	105,089	6.08%	3.7	3
Tax-exempt secured note payable	7,770	7,770	3.78%	21.0	1
Fannie Mae credit facilities	133,739	292,469	5.82%	7.2	38

Total variable rate secured debt	241,043	405,328	5.86%	6.2	42

Total secured debt	$1,254,612	$1,182,919	5.76%	5.4	73

Approximate principal payments due during each of the next five calendar years and thereafter, as of June 30, 2007, are as follows (dollars in thousands):

			Total
	Fixed Rate	Variable Rate	Secured
Year	Maturities	Maturities	Maturities

2007	$79,850	$—	$79,850
2008	9,500	—	9,500
2009	34,193	62,119	96,312
2010	246,821	—	246,821
2011	109,448	15,783	125,231
Thereafter	533,757	163,141	696,898

	$1,013,569	$241,043	$1,254,612

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	UNSECURED DEBT

A summary of unsecured debt as of June 30, 2007 and December 31, 2006 is as follows (dollars in thousands):

	June 30,	December 31,
	2007	2006

Commercial Banks
Borrowings outstanding under an unsecured credit facility due May 2008(a)	$208,900	$87,200
Senior Unsecured Notes — Other
7.25% Notes due January 2007	—	92,255
4.30% Medium-Term Notes due July 2007	75,000	75,000
4.50% Medium-Term Notes due March 2008	200,000	200,000
8.50% Monthly Income Notes due November 2008	29,081	29,081
4.25% Medium-Term Notes due January 2009	50,000	50,000
6.50% Notes due June 2009	200,000	200,000
3.90% Medium-Term Notes due March 2010	50,000	50,000
3.625% Convertible Senior Notes due September 2011(b)	250,000	250,000
5.00% Medium-Term Notes due January 2012	100,000	100,000
6.05% Medium-Term Notes due June 2013	125,000	121,345
5.13% Medium-Term Notes due January 2014	200,000	200,000
5.50% Medium-Term Notes due April 2014(c)	150,000	—
5.25% Medium-Term Notes due January 2015	250,000	250,000
5.25% Medium-Term Notes due January 2016	100,000	100,000
8.50% Debentures due September 2024	54,118	54,118
4.00% Convertible Senior Notes due December 2035(d)	250,000	250,000
Other	163	167

	2,083,362	2,021,966

Unsecured Notes — Other
6.32% ABAG Tax-Exempt Bonds due August 2008	46,700	46,700

Unsecured Notes — Premiums
Premium on $75 million Medium-Term Notes due July 2007	423	—
Premium on $250 million Medium-Term Notes due January 2015	367	—-

	790	—

Total Unsecured Debt	$2,339,752	$2,155,866

(a)	On July 27, 2007, UDR amended and restated its existing three-year $500 million senior unsecured revolving credit facility with a maturity date of May 31, 2008 (which can be extended for an additional year at UDR’s option) to increase the facility to $600 million and to extend its maturity to July 26, 2012. The terms of the $500 million credit facility provide that UDR has the right to increase the credit facility to $750 million under certain circumstances. Based on UDR’s current credit ratings, the $500 million credit facility carries an interest rate equal to LIBOR plus a spread of 57.5 basis points. Under a competitive bid feature and for so long as UDR maintains an Investment Grade Rating, UDR has the right to bid out 50% of the commitment amount under the $500 million credit facility and can bid out 100% of the commitment amount once per quarter.

(b)	At any time on or after July 15, 2011, prior to the close of business on the second business day prior to September 15, 2011, and also following the occurrence of certain events, the notes will be convertible at the option of the holder. Upon conversion of the notes, UDR will deliver cash and common stock, if any,

UDR, Inc.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods presented, (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Numerator for basic and diluted earnings per share —
Net income available to common stockholders	$811	$28,342	$28,801	$36,508

Denominator:
Denominator for basic earnings per share —
Weighted average common shares outstanding	135,604	134,443	135,491	134,330
Non-vested restricted stock awards	(877)	(767)	(871)	(696)

	134,727	133,676	134,620	133,634

Effect of dilutive securities:
Employee stock options, non-vested restricted stock awards, and convertible debt	—	—	—	—

Denominator for diluted earnings per share	134,727	133,676	134,620	133,634

Basic and diluted earnings per share	$0.01	$0.21	$0.21	$0.27

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of the conversion of the operating partnership units, Series A Out-Performance Partnership Shares, convertible preferred stock, and convertible debt, is not dilutive and is therefore not included in the above calculations.

If the operating partnership units were converted to common stock, the additional shares of common stock outstanding for the three and six months ended June 30, 2007 would be 7,765,772 and 7,982,809 weighted average common shares, and 8,742,297 and 8,747,834 weighted average common shares for the three and six months ended June 30, 2006.

If the Series A Out-Performance Partnership Shares were converted to common stock, the additional shares of common stock outstanding for the three and six months ended June 30, 2007 would be 1,627,769 and 1,627,894 weighted average common shares, respectively, and 1,764,662 weighted average common shares for the three and six months ended June 30, 2006.

At June 30, 2007, if the measurement periods had ended on that date, the Series C, D and E Out-Performance Partnership Share program performance thresholds would not have been met. Accordingly, no additional operating partnership units would have been issued at that date.

At June 30, 2006, if the measurement periods had ended on that date, the Series C and D Out-Performance Partnership Share program performance thresholds would have been met. Accordingly, 381,990 and 400,264 operating partnership units would have been issued had the measurement periods ended at that date; however, those units have been excluded in the calculation of diluted earnings per share because their effect would be anti-dilutive.

If the convertible preferred stock were converted to common stock, the additional shares of common stock outstanding would be 2,803,812 weighted average common shares for the three and six months ended June 30, 2007 and 2006.

7.	COMMITMENTS AND CONTINGENCIES

Commitments

UDR is committed to completing its wholly owned real estate under development, which has an estimated cost to complete of $436.0 million at June 30, 2007.

UDR is committed to completing its development joint venture projects, which have an estimated cost to complete of $204.4 million at June 30, 2007. The estimated cost to complete consists of $43.5 million related to a consolidated joint venture and $160.9 million related to unconsolidated joint ventures in which UDR owns 49%. These unconsolidated joint ventures are expected to be completed at various times between the second quarter of 2008 and the third quarter of 2010.

UDR has entered into four contracts to purchase apartment communities upon their development completion. Provided that the developer meets certain conditions, UDR will purchase these communities for approximately $154 million. These apartment communities are expected to be completed at various times between the fourth quarter of 2007 and the first quarter of 2009.

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

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Based on the results through June 30, 2007, no Series C OPPSs would have been issued had the Program terminated on that date. However, since the ultimate determination of Series C OPPSs to be issued will not occur until May 30, 2008, and the number of Series C OPPSs is determinable only upon future events, the financial statements do not reflect any impact for these events. Accordingly, the contingently issuable Series C OPPSs will only be included in basic earnings per share after the measurement period has ended and the applicable hurdle has been met. Furthermore, the Series C OPPSs will only be included in common stock and common stock equivalents in the calculation of diluted earnings per share after the hurdle has been met at the end of the reporting period (if any), assuming the measurement period ended at the end of the reporting period.

Series D Out-Performance Program

In February 2006, the board of directors of UDR approved the Series D Out-Performance Program (the “Series D Program”) pursuant to which certain executive officers of UDR (the “Series D Participants”) were given the opportunity to invest indirectly in UDR by purchasing interests in UDR Out-Performance IV, LLC, a Delaware limited liability company (the “Series D LLC”), the only asset of which is a special class of partnership units of the Operating Partnership (“Series D Out-Performance Partnership Shares” or “Series D OPPSs”). The Series D Program is part of the New Out-Performance Program approved by UDR’s stockholders in May 2005. The Series D LLC has agreed to sell 830,000 membership units to certain members of UDR’s senior management at a price of $1.00 per unit. The aggregate purchase price of $830,000 for the

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series D OPPSs, assuming 100% participation, is based upon the advice of an independent valuation expert. The Series D Program will measure the cumulative total return on our common stock over the 36-month period beginning January 1, 2006 and ending December 31, 2008.

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

Based on the results through June 30, 2007, no Series D OPPSs would have been issued had the Program terminated on that date. However, since the ultimate determination of Series D OPPSs to be issued will not occur until December 31, 2008, and the number of Series D OPPSs is determinable only upon future events, the financial statements do not reflect any impact for these events. Accordingly, the contingently issuable Series D OPPSs will only be included in basic earnings per share after the measurement period has ended and the applicable hurdle has been met. Furthermore, the Series D OPPSs will only be included in common stock and common stock equivalents in the calculation of diluted earnings per share after the hurdle has been met at the end of the reporting period (if any), assuming the measurement period ended at the end of the reporting period.

Series E Out-Performance Program

In February 2007, the board of directors of UDR approved the Series E Out-Performance Program (the “Series E Program”) pursuant to which certain executive officers of UDR (the “Series E Participants”) were given the opportunity to invest indirectly in UDR by purchasing interests in UDR Out-Performance V, LLC, a Delaware limited liability company (the “Series E LLC”), the only asset of which is a special class of partnership units of the Operating Partnership (“Series E Out-Performance Partnership Shares” or “Series E OPPSs”). The Series E Program is part of the New Out-Performance Program approved by UDR’s stockholders in May 2005. The Series E LLC has agreed to sell 805,000 membership units to certain members of UDR’s senior management at a price of $1.00 per unit. The aggregate purchase price of $805,000 for the Series E OPPSs, assuming 100% participation, is based upon the advice of an independent valuation expert.

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Based on the results through June 30, 2007, no Series E OPPSs would have been issued had the Program terminated on that date. However, since the ultimate determination of Series E OPPSs to be issued will not occur until December 31, 2009, and the number of Series E OPPSs is determinable only upon future events, the financial statements do not reflect any impact for these events. Accordingly, the contingently issuable Series E OPPSs will only be included in basic earnings per share after the measurement period has ended and the applicable hurdle has been met. Furthermore, the Series E OPPSs will only be included in common stock and common stock equivalents in the calculation of diluted earnings per share after the hurdle has been met at the end of the reporting period (if any), assuming the measurement period ended at the end of the reporting period.

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

8.	SUBSEQUENT EVENT

On July 27, 2007, UDR amended its existing $500 million senior unsecured revolving credit facility to increase the facility to $600 million and extend its maturity to July 26, 2012. The credit facility was arranged by Wachovia Capital Markets, LLC and J.P. Morgan Securities, Inc. and was syndicated to 17 banks.

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under certain circumstances, UDR may increase the credit facility to $750 million. Based on UDR’s current credit ratings, the credit facility carries an interest rate equal to LIBOR plus a spread of 47.5 basis points, which represents a 10 basis point reduction to the previous unsecured revolver, and the facility fee remained at 15 basis points. Under a competitive bid feature and for so long as UDR maintains an Investment Grade Rating, UDR has the right to bid out 50% of the commitment amount and can bid out 100% of the commitment amount once per quarter.

During July 2007, UDR repurchased 320,200 shares of its common stock at an average price of $27.12 per share.

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

At June 30, 2007, our portfolio included 249 communities with 71,290 apartment homes nationwide. The following table summarizes our market information by major geographic markets (includes real estate held for disposition, real estate under development, and land, but excludes commercial properties):

					Three Months Ended		Six Months Ended
	As of June 30, 2007				June 30, 2007		June 30, 2007
	Number of	Number of	Percentage of	Carrying	Average	Total Income per	Average	Total Income per
	Apartment	Apartment	Carrying	Value	Physical	Occupied	Physical	Occupied
	Communities	Homes	Value	(In thousands)	Occupancy	Home(a)	Occupancy	Home(a)

WESTERN REGION
Orange Co., CA	13	4,067	11.5%	$689,523	94.8%	$1,515	94.8%	$1,506
San Francisco, CA	10	2,199	6.7%	403,827	96.5%	1,654	96.5%	1,640
Los Angeles, CA	6	1,210	3.3%	198,736	93.2%	1,467	93.6%	1,460
San Diego, CA	5	1,123	2.8%	164,895	95.0%	1,305	94.3%	1,298
Inland Empire, CA	3	1,074	2.5%	146,464	93.8%	1,129	91.0%	1,132
Seattle, WA	7	1,270	2.4%	146,097	96.0%	1,069	95.4%	1,019
Monterey Peninsula, CA	7	1,565	2.4%	145,312	94.8%	978	92.0%	966
Portland, OR	5	1,365	1.5%	89,381	95.8%	806	95.2%	801
Sacramento, CA	2	914	1.1%	65,023	94.8%	867	94.6%	873
MID-ATLANTIC REGION
Metropolitan DC	9	2,640	5.3%	320,134	94.9%	1,315	94.8%	1,240
Raleigh, NC	11	3,663	3.9%	232,566	93.7%	732	93.2%	725
Richmond, VA	9	2,636	3.1%	184,044	90.6%	930	90.9%	923
Baltimore, MD	10	2,118	3.0%	179,546	93.8%	1,099	94.4%	1,085
Wilmington, NC	6	1,868	1.8%	105,950	94.7%	781	94.4%	775
Charlotte, NC	6	1,226	1.5%	90,564	93.4%	783	94.0%	782
Norfolk, VA	6	1,438	1.3%	75,369	95.6%	943	94.7%	939
Other Mid-Atlantic	13	2,817	2.5%	149,493	94.2%	887	93.4%	878
SOUTHEASTERN REGION
Tampa, FL	12	4,138	4.8%	290,020	88.1%	969	88.3%	966
Orlando, FL	12	3,476	3.9%	233,677	89.3%	956	89.1%	952
Nashville, TN	10	2,966	3.2%	194,214	93.6%	781	94.0%	778
Jacksonville, FL.	4	1,557	1.9%	112,814	92.7%	861	92.3%	858
Other Southeastern	13	3,178	2.8%	167,909	94.4%	696	94.5%	697
Other Florida	8	2,400	2.8%	167,592	91.0%	953	91.3%	953
SOUTHWESTERN REGION
Houston, TX	16	5,447	4.5%	269,863	94.4%	707	93.8%	701
Dallas, TX	9	2,685	3.6%	213,682	86.7%	681	87.3%	626
Arlington, TX	6	1,828	1.6%	97,020	95.6%	703	94.6%	700
Phoenix, AZ	4	1,212	1.6%	94,181	93.6%	936	94.4%	926
Austin, TX	5	1,425	1.5%	88,817	97.1%	761	97.0%	751
Other Southwestern	8	3,353	3.7%	223,389	94.8%	770	95.1%	764
MIDWESTERN REGION
Columbus, OH	6	2,530	2.8%	167,469	95.0%	785	94.8%	771
Other Midwestern	3	444	0.4%	25,232	90.0%	804	90.2%	794
Real Estate Under Development	5	1,458	1.5%	89,807	—	—	—	—
Land	—	—	2.8%	168,985	—	—	—	—

Total	249	71,290	100.0%	$5,991,595	93.2%	$934	93.0%	$922

(a)	Total Income per Occupied Home represents total revenues per weighted average number of apartment homes occupied.

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

During the remainder of 2007, we have approximately $79.8 million of secured debt and $75.4 million of unsecured debt maturing and we anticipate repaying that debt with proceeds from borrowings under our secured or unsecured credit facilities, the issuance of new unsecured debt securities or equity, or from disposition proceeds.

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

Statements of Cash Flows

The following discussion explains the changes in net cash provided by operating and financing activities and net cash used in investing activities that are presented in our Consolidated Statements of Cash Flows.

Operating Activities

For the six months ended June 30, 2007, our cash flow provided by operating activities was $117.9 million compared to $97.1 million for the same period in 2006. The increase in cash flow from operating activities resulted primarily from the increase in property operating income from our apartment community portfolio for the six months ended June 30, 2007 (see discussion under “Apartment Community Operations”).

Investing Activities

For the six months ended June 30, 2007, net cash used in investing activities was $176.0 million as compared to $194.0 million for the same period in 2006. Changes in the level of investing activities from period to period reflects our strategy as it relates to our acquisition, capital expenditure, development, and disposition programs, as well as the impact of the capital market environment on these activities, all of which are discussed in further detail below.

Acquisitions

During the six months ended June 30, 2007, we acquired nine apartment communities with 1,599 apartment homes, three parcels of land and one operating joint venture for an aggregate consideration of $200.7 million. Our long-term strategic plan is to achieve greater operating efficiencies by investing in fewer, more concentrated markets. As a result, we have been expanding our interests in the fast growing Southern California, Florida, Texas, and Metropolitan Washington DC markets over the past four years. During 2007, we plan to continue to channel new investments into those markets that we believe will provide the best investment returns. Markets will be targeted based upon defined criteria including past performance, expected job growth, current and anticipated housing supply and demand, the ability to attract and support household formation and opportunities to create value in real estate that exceeds our invested capital.

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

During the first six months of 2007, we spent $104.2 million or $1,503 per home on capital expenditures for all of our communities, excluding development and commercial properties. These capital improvements included turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as roofs, siding, parking lots, and other non-revenue enhancing capital expenditures, which aggregated $18.4 million or $266 per home. In addition, revenue enhancing capital expenditures, kitchen and bath upgrades, upgrades to HVAC equipment, and other extensive exterior/interior upgrades totaled $43.4 million or $625 per home and major renovations totaled $42.4 million or $612 per home for the six months ended June 30, 2007.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, condominium conversions and commercial properties, for the periods presented:

	Six Months Ended June 30,			Six Months Ended June 30,
	(dollars in thousands)			(per home)
	2007	2006	% Change	2007	2006	% Change

Turnover capital expenditures	$6,920	$6,442	7.4%	$100	$87	14.9%
Other recurring capital expenditures	11,484	5,358	114.3%	166	72	130.6%

Total recurring capital expenditures	18,404	11,800	56.0%	266	159	67.3%
Revenue enhancing improvements	43,366	71,082	(39.0)%	625	958	(34.8)%
Major renovations	42,444	17,601	141.1%	612	237	158.2%

Total capital improvements	$104,214	$100,483	3.7%	$1,503	$1,354	11.0%

Repair and maintenance	20,902	20,957	(0.3)%	301	282	6.7%

Total expenditures	$125,116	$121,440	3.0%	$1,804	$1,636	10.3%

Total capital improvements increased $3.7 million or $149 per home for the six months ended June 30, 2007, compared to the same period in 2006. This increase was partially attributable to an additional $24.8 million of major renovations at certain of our properties. These renovations may include the re-wiring and/or re-plumbing of an entire building as well as major structural changes and/or architectural revisions to existing buildings. The increase was also attributable to an additional $6.6 million being invested in recurring capital expenditures as compared to the same period in 2006. These increases were offset by $27.7 million less being invested in revenue enhancing improvements compared to the same period in 2006. We will continue to selectively add revenue enhancing improvements which we believe will provide a return on investment substantially in excess of our cost of capital. Recurring capital expenditures during 2007 are currently expected to be approximately $610 per home.

Development

Development activity is focused in core markets in which we have strong operations in place. For the six months ended June 30, 2007, we invested approximately $42.8 million on development projects, an increase of $21.9 million from $20.9 million for the same period in 2006.

Real Estate Under Development

The following wholly owned apartments were under development as of June 30, 2007:

	Number of	Completed	Cost to	Budgeted	Estimated	Expected
	Apartment	Apartment	Date	Cost	Cost	Completion
	Homes	Homes	(In thousands)	(In thousands)	per Home	Date

Villas at Ridgeview Townhomes Plano, TX	48	42	$10,105	$10,000	$208,333	3Q07
RIACHI at One21 Plano, TX	202	60	15,277	18,000	89,109	4Q07
Northwest Houston — Phase I Houston, TX	320	—	5,971	22,000	68,750	2Q08
Lincoln Towne Square — Phase II Plano, TX	302	—	6,680	25,000	82,781	3Q08
Addison Assemblage Dallas, TX	2,750	—	57,935	457,000	166,182	4Q09

Total wholly owned — apartments	3,622	102	$95,968	$532,000	$146,880

The Addison Assemblage has not received final zoning approval regarding the apartment home and retail mix.

In addition, we own nine parcels of land held for future development aggregating $68.3 million at June 30, 2007.

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

The following consolidated joint venture project was under development as of June 30, 2007:

	Number of	Completed	Cost to	Budgeted	Estimated	Expected
	Apartment	Apartment	Date	Cost	Cost	Completion
	Homes	Homes	(In thousands)	(In thousands)	per Home	Date

Jefferson at Marina del Rey
Marina del Rey, CA	298	—	$94,523	$138,000	$463,087	1Q08

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

The following unconsolidated joint venture projects were under development as of June 30, 2007 (budgeted cost amounts include retail units):

	Number of	Completed	Cost to	Budgeted	Estimated	Expected
	Apartment	Apartment	Date	Cost	Cost	Completion
	Homes	Homes	(In thousands)	(In thousands)	per Home	Date

Bellevue Plaza Bellevue, WA	400	—	$35,789	$135,000	$337,500	3Q10
Ashwood Commons Bellevue, WA	271	—	35,306	97,000	357,900	4Q08

Total unconsolidated development joint ventures	671	—	$71,095	$232,000	$345,800

Unconsolidated Operating Joint Venture

In January 2007, we closed on a joint venture for a recently completed 23-story, 166 apartment home high rise community in the central business district of Bellevue, Washington. At closing, UDR owned 49% of the $58 million project (subject to a $34 million mortgage). Our initial investment was $11.8 million.

Disposition of Investments

For the six months ended June 30, 2007, UDR sold three communities with a total of 725 apartment homes for a gross consideration of $121.3 million, 22 condominiums from one community with a total of 320 condominiums for a gross consideration of $4.2 million, and one parcel of land for $4.5 million. We recognized after-tax gains for financial reporting purposes of $50.5 million on these sales. Proceeds from the sales were used primarily to reduce debt.

During 2007, we plan to continue to pursue our strategy of exiting markets where long-term growth prospects are limited and redeploying capital into markets we believe will provide the best investment returns. We intend to use the proceeds from 2007 dispositions to reduce debt, acquire communities, and fund development activity.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2007, was $58.8 million as compared to $87.6 million for the same period in 2006. As part of the plan to improve our balance sheet, we utilized proceeds from dispositions to pay down existing debt and purchase new properties.

The following is a summary of our financing activities for the six months ended June 30, 2007:

•	Repaid $45.7 million of secured debt and $92.3 million of unsecured debt.

•	Sold $150 million aggregate principal amount of 5.50% senior unsecured notes due April 2014 in March 2007 under our medium-term note program. The net proceeds of approximately $149 million were used for debt repayment.

•	Redeemed 5,416,006 shares of our 8.60% Series B Cumulative Redeemable Preferred Stock on May 29, 2007, the redemption date, for a cash redemption price of $25 per share plus accrued and unpaid dividends to the redemption date.

•	Sold $135 million, or 5,400,000 shares, of our 6.75% Series G Cumulative Redeemable Preferred Stock in May 2007. The shares have a liquidation preference of $25.00 per share and will be redeemable at par at the option of UDR on or after May 31, 2012. The net proceeds from the offering were used to fund the redemption of all of the outstanding shares of our 8.60% Series B Cumulative Redeemable Preferred Stock.

•	Repurchased 1,131,000 shares of UDR common stock at an average price per share of $28.42 under our 10 million share repurchase program during the second quarter of 2007.

Credit Facilities

We have four secured revolving credit facilities with Fannie Mae with an aggregate commitment of $860 million. As of June 30, 2007, $717.9 million was outstanding under the Fannie Mae credit facilities leaving $142.1 million of unused capacity. The Fannie Mae credit facilities are for an initial term of ten years, bear interest at floating and fixed rates, and can be extended for an additional five years at our option. We have $584.2 million of the funded balance fixed at a weighted average interest rate of 5.9% and the remaining balance is currently at a weighted average variable rate of 5.8%.

On July 27, 2007, we amended and restated our existing three-year $500 million senior unsecured revolving credit facility with a maturity date of May 31, 2008 (which could be extended for an additional year at our option) to increase the facility to $600 million and to extend its maturity to July 26, 2012. Under the terms of the $500 million credit facility, we had the right to increase the credit facility to $750 million under certain circumstances. Based on our current credit ratings, the $500 million credit facility carried an interest rate equal to LIBOR plus a spread of 57.5 basis points. Under a competitive bid feature and for so long as we maintain an Investment Grade Rating, we had the right to bid out 50% of the commitment amount under the $500 million credit facility and to bid out 100% of the commitment amount once per quarter. As of June 30, 2007, $208.9 million was outstanding under the credit facility leaving $291.1 million of unused capacity.

Under certain circumstances, we may increase the new $600 million credit facility to $750 million. Based on our current credit ratings, the new $600 million credit facility carries an interest rate equal to LIBOR plus a spread of 47.5 basis points, which represents a 10 basis point reduction to the previous $500 million credit facility. Under a competitive bid feature and for so long as we maintain an Investment Grade Rating, we have the right under the new $600 million credit facility to bid out 50% of the commitment amount and we can bid out 100% of the commitment amount once per quarter.

The Fannie Mae credit facility and the bank revolving credit facility are subject to customary financial covenants and limitations.

Information concerning short-term bank borrowings under our bank credit facility is summarized in the table that follows (dollars in thousands):

	Three Months Ended	Twelve Months Ended
	June 30, 2007	December 31, 2006

Total revolving credit facility	$500,000	$500,000
Borrowings outstanding at end of period	208,900	87,200
Weighted average daily borrowings during the period	155,454	264,102
Maximum daily borrowings during the period	300,400	415,800
Weighted average interest rate during the period	5.7%	5.3%
Weighted average interest rate at end of period	5.7%	5.6%

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

The following table outlines our FFO calculation and reconciliation to generally accepted accounting principles for the three and six months ended June 30, (dollars and shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$6,696	$32,184	$38,529	$44,193
Adjustments:
Distributions to preferred stockholders	(3,624)	(3,842)	(7,467)	(7,685)
Real estate depreciation and amortization	64,108	54,687	124,682	107,268
Minority interests of unitholders in operating partnership	(707)	(663)	(1,390)	(1,389)
Contribution of unconsolidated joint ventures	49	—	303	—
Discontinued Operations:
Real estate depreciation	209	4,302	3,794	10,446
Minority interests of unitholders in operating partnership	708	2,508	3,087	3,766
Net gains on the sale of land and depreciable property	(8,921)	(33,482)	(50,452)	(48,828)
RE3 gain on sales, net of tax	6,803	6,478	11,166	15,004

Funds from operations — basic	$65,321	$62,172	$122,252	$122,775

Distributions to preferred stockholders — Series E (Convertible)	931	931	1,863	1,863

Funds from operations — diluted	$66,252	$63,103	$124,115	$124,638

Weighted average number of common shares and OP Units outstanding — basic	142,493	142,418	142,603	142,382
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	148,114	147,940	148,623	147,874

In the computation of diluted FFO, OP Units, out-performance partnership shares, convertible debt, and the shares of Series E Cumulative Convertible Preferred Stock are dilutive; therefore, they are included in the diluted share count.

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

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the three and six months ended June 30, (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Weighted average number of common shares and OP units outstanding — basic	142,493	142,418	142,603	142,382
Weighted average number of OP units outstanding	(7,766)	(8,742)	(7,983)	(8,748)

Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	134,727	133,676	134,620	133,634

Weighted average number of common shares, OP units, and common stock equivalents outstanding — diluted	148,114	147,940	148,623	147,874
Weighted average number of OP units outstanding	(7,766)	(8,742)	(7,983)	(8,748)
Weighted average incremental shares from assumed conversion of stock options	(767)	(793)	(789)	(771)
Weighted average incremental shares from unvested restricted stock	(150)	(160)	(134)	(152)
Weighted average incremental shares from assumed conversion of $250 million convertible debt	(272)	—	(665)	—
Weighted average number of Series A OPPSs outstanding	(1,628)	(1,765)	(1,628)	(1,765)
Weighted average number of Series E preferred shares outstanding	(2,804)	(2,804)	(2,804)	(2,804)

Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	134,727	133,676	134,620	133,634

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

A presentation of cash flow metrics based on generally accepted accounting principles is as follows for the three and six months ended June 30, (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net cash provided by operating activities	$81,594	$64,865	$117,939	$97,082
Net cash used in investing activities	(77,411)	(172,986)	(175,956)	(193,970)
Net cash (used in) provided by financing activities	(2,931)	78,075	58,802	87,635

Results of Operations

The following discussion includes the results of both continuing and discontinued operations for the periods presented.

Net Income Available to Common Stockholders

Net income available to common stockholders was $0.8 million ($0.01 per diluted share) for the three months ended June 30, 2007, compared to $28.3 million ($0.21 per diluted share) for the same period in the prior year. The decrease for the three months ended June 30, 2007, when compared to the same period in

2006, resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	a $24.6 million decrease in gains recognized from the sale of depreciable property,

•	a $5.3 million increase in real estate depreciation and amortization expense,

•	a $2.8 million increase in general and administrative expense, and

•	a $1.0 million increase in real estate taxes and insurance expense.

These decreases in income were partially offset by a $3.3 million decrease in interest expense, a $1.4 million decrease in personnel costs, a $1.0 million decrease in utilities expense, and a $0.5 million increase in apartment community operating results during the three months ended June 30, 2007 when compared to the same period in 2006.

Net income available to common stockholders was $28.8 million ($0.21 per diluted share) for the six months ended June 30, 2007, compared to $36.5 million ($0.27 per diluted share) for the same period in the prior year. The decrease for the six months ended June 30, 2007, when compared to the same period in 2006, resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	a $10.8 million increase in real estate depreciation and amortization expense, and

•	a $5.8 million increase in general and administrative expense.

These decreases in income were partially offset by a $3.8 million increase in apartment community operating results, a $3.2 million decrease in interest expense, and a $1.6 million increase in gains recognized from the sale of depreciable property during the first six months of 2007 when compared to the same period in 2006.

Apartment Community Operations

Our net income is primarily generated from the operation of our apartment communities. The following table summarizes the operating performance of our total apartment portfolio for each of the periods presented (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	% Change	2007	2006	% Change

Property rental income	$183,769	$185,333	(0.8)%	$366,453	$366,668	(0.1)%
Property operating expense*	(65,207)	(67,248)	(3.0)%	(132,505)	(136,494)	(2.9)%

Property operating income	$118,562	$118,085	0.4%	$233,948	$230,174	1.6%

Weighted average number of homes	70,931	75,758	(6.4)%	70,590	75,436	(6.4)%
Physical occupancy**	93.2%	94.2%	(1.0)%	93.0%	94.2%	(1.2)%

*	Excludes depreciation, amortization, and property management expenses.

**	Based upon weighted average stabilized homes.

The following table is our reconciliation of property operating income to net income as reflected on the Consolidated Statements of Operations for the periods presented, (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Property operating income	$118,562	$118,085	$233,948	$230,174
Commercial operating income/(loss)	1,584	(189)	2,136	(661)
Non-property income	697	729	1,175	1,907
Real estate depreciation and amortization	(65,252)	(59,727)	(130,264)	(119,165)
Interest	(42,758)	(46,082)	(86,952)	(90,175)
General and administrative and property management	(14,706)	(11,930)	(29,577)	(23,685)
Other operating expenses	(314)	(301)	(625)	(599)
Net gain on sale of depreciable property	8,921	33,482	50,452	48,828
Minority interests	(38)	(1,883)	(1,764)	(2,431)

Net income per the Consolidated Statement of Operations	$6,696	$32,184	$38,529	$44,193

Same Communities

For the three months ended June 30, 2007, our same communities (those communities acquired, developed, and stabilized prior to June 30, 2006, and held on June 30, 2007, which consisted of 59,531 apartment homes) provided 88% of our property operating income.

For the second quarter of 2007, same community property operating income increased 6.5% or $6.3 million compared to the same period in 2006. The increase in property operating income was primarily attributable to a 5.3% or $8.1 million increase in revenues from rental and other income and a 3.3% or $1.8 million increase in operating expenses. The increase in revenues from rental and other income was primarily driven by a 4.6% or $7.0 million increase in rental rates and a 16.2% or $1.8 million increase in reimbursement income and fee income. These increases were partially offset by a 6.9% or $0.5 million increase in vacancy loss and a 16.1% or $0.1 million increase in bad debt expense. Physical occupancy decreased 0.2% to 94.7%.

The increase in property operating expenses was primarily driven by a 90.6% or $1.8 million increase in insurance costs and a 7.1% or $0.6 million increase in repair and maintenance expense that was partially offset by a 2.4% or $0.4 million decrease in real estate taxes and a 5.6% or $0.3 million decrease in administrative and marketing costs.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property operating income divided by property rental income) increased 0.7% to 65.2%.

For the six months ended June 30, 2007, our same communities provided 88% of our property operating income. Same community property operating income increased 6.7% or $12.8 million compared to the same period in 2006. The increase in property operating income was primarily attributable to a 4.9% or $15.0 million increase in revenues from rental and other income and a 2.0% or $2.2 million increase in operating expenses. The increase in revenues from rental and other income was primarily driven by a 4.8% or $14.7 million increase in rental rates and a 14.2% or $3.1 million increase in reimbursement income and fee income. These increases were partially offset by a 12.9% or $2.0 million increase in vacancy loss, a 44.3% or $0.5 million increase in bad debt expense, and a 5.7% or $0.3 million increase in concession expense. Physical occupancy decreased 0.5% to 94.4%.

The increase in property operating expenses was primarily driven by a 4.4% or $1.2 million increase in personnel expense, a 23.6% or $1.2 million increase in insurance expense, and a 4.2% or $0.7 million increase in repair and maintenance expense. These increases were partially offset by a 6.5% or $0.6 million decrease in administrative and marketing costs and a 1.0% or $0.3 million decrease in real estate taxes.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin increased 1.0% to 64.7%.

Non-Mature Communities

The remaining 12% or $28.5 million of our property operating income during the six months ended June 30, 2007, was generated from communities that we classify as “non-mature communities.” UDR’s non-mature communities consist primarily of communities acquired or developed in 2006 and 2007, sold properties, redevelopment properties, properties classified as real estate held for disposition and condominium properties.

Real Estate Depreciation and Amortization

For the three and six months ended June 30, 2007, real estate depreciation and amortization on both continuing and discontinued operations increased 9.0% or $5.3 million and 9.1% or $10.8 million compared to the same period in 2006, primarily due to the significant increase in per home acquisition cost compared to the existing portfolio and other capital expenditures.

Interest Expense

For the three months ended June 30, 2007, interest expense on both continuing and discontinued operations decreased 7.2% or $3.3 million compared to the same period in 2006. For the three months ended June 30, 2007, the weighted average amount of debt outstanding increased 6.7% or $220.5 million compared to the same period in 2006 and the weighted average interest decreased from 5.5% in 2006 to 5.3% in 2007. The weighted average amount of debt outstanding during 2007 is slightly higher than 2006 as acquisition costs in 2007 have been funded, in most part, by the issuance of debt. The decrease in weighted average interest rate during 2007 reflects short-term bank borrowings and variable rate debt that had lower interest rates in 2007 when compared to the same period in 2006.

For the six months ended June 30, 2007, interest expense on both continuing and discontinued operations decreased 3.6% or $3.2 million compared to the same period in 2006. For the six months ended June 30, 2007, the weighted average amount of debt outstanding increased 6.8% or $222.2 million compared to the same period in 2006 and the weighted average interest rate decreased from 5.5% in 2006 to 5.3% in 2007. The weighted average amount of debt outstanding during 2007 is slightly higher than 2006 as acquisition costs in 2007 have been funded, in most part, by the issuance of debt. The decrease in the weighted average interest rate during 2007 reflects short-term bank borrowings and variable rate debt that had lower interest rates in 2007 when compared to the same period in 2006.

General and Administrative

For the three months ended June 30, 2007, general and administrative expenses increased $2.8 million or 40.5% compared to the same period in 2006. For the six months ended June 30, 2007, general and administrative expenses increased $5.8 million or 42.9% compared to the same period in 2006. These increases were due to a number of factors, including increases in personnel costs, incentive compensation and legal and professional fees.

Gains on the Sales of Land and Depreciable Property

For the three and six months ended June 30, 2007, we recognized after-tax gains for financial reporting purposes of $8.9 million and $50.5 million compared to $33.5 million and $48.8 million for the comparable period in 2006. Changes in the level of gains recognized from period to period reflect the changing level of our divestiture activity from period to period, as well as the extent of gains related to specific properties sold.

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

See our Annual Report on Form 10-K for the year ended December 31, 2006 “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of June 30, 2007, our market risk has not changed materially from the amounts reported on our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	CONTROLS AND PROCEDURES

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. In addition, our Chief Executive Officer and our Chief Financial Officer concluded that during the quarter ended June 30, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Insufficient Cash Flow Could Affect Our Debt Financing and Create Refinancing Risk.  We are subject to the risks normally associated with debt financing, including the risk that our operating income and cash flow will be insufficient to make required payments of principal and interest, or could restrict our borrowing capacity under our line of credit due to debt covenant restraints. Sufficient cash flow may not be available to make all required principal payments and still satisfy our distribution requirements to maintain our status as a REIT for federal income tax purposes, and the full limits of our line of credit may not be available to us if our operating performance falls outside the constraints of our debt covenants. Additionally, we are likely to need to refinance substantially all of our outstanding debt as it matures. We may not be able to refinance existing debt, or the terms of any refinancing may not be as favorable as the terms of the existing debt, which could create pressures to sell assets or to issue additional equity when we would otherwise not choose to do so. In addition, our failure to comply with our debt covenants could result in a requirement to repay our indebtedness prior to its maturity, which could have an adverse effect on our cash flow and increase our financing costs.

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

Debt Level May Be Increased.  Our current debt policy does not contain any limitations on the level of debt that we may incur, although our ability to incur debt is limited by covenants in our senior indenture and our bank and other credit agreements. We manage our debt to be in compliance with these debt covenants, but subject to compliance with these covenants, we may increase the amount of our debt at any time without a concurrent improvement in our ability to service the additional debt.

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

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities.  We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of June 30, 2007, we had approximately $449.9 million of variable rate indebtedness outstanding, which constitutes approximately 13% of our total outstanding indebtedness as of such date. An increase in interest rates would increase our interest expenses to the extent our variable rate debt is not hedged effectively, and it would increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of our common and preferred stock and debt securities.

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

Risk of Earthquake Damage.  Certain of our West Coast communities are located in the general vicinity of active earthquake faults. An earthquake could cause damage or losses greater than insured levels. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected community, as well as anticipated future revenue from that community. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. Any such loss could materially and adversely affect our business and our financial condition and results of operations.

Insurance coverage for earthquakes is expensive due to limited industry capacity. As a result, we may experience shortages in desired coverage levels if market conditions are such that insurance is not available.

Terrorist Attacks May Have an Adverse Effect on Our Business and Operating Results and Could Decrease the Value of Our Assets.  Terrorist attacks and other acts of violence or war could have a material adverse effect on our business and operating results. Attacks that directly impact one or more of our apartment communities could significantly affect our ability to operate those communities and thereby impair our ability to achieve our expected results. Further, our insurance coverage may not cover any losses caused by a terrorist attack. In addition, the adverse effects that such violent acts and threats of future attacks could have on the U.S. economy could similarly have a material adverse effect on our business and results of operations.

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

In February 2006, our Board of Directors authorized a 10 million share repurchase program. This program authorizes the repurchase of our common stock in open market purchases, in block purchases, privately negotiated transactions, or otherwise. As reflected in the table below, 1,131,000 shares of common stock were repurchased under this program during the quarter ended June 30, 2007.

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as	that May Yet
	Total Number	Average	Part of Publicly	be Purchased
	of Shares	Price	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

Beginning Balance				10,000,000
April 1, 2007 through April 30, 2007	0	N/A	0	10,000,000
May 1, 2007 through May 31, 2007	295,000	$28.87	295,000	9,705,000
June 1, 2007 through June 30, 2007	836,000	28.27	836,000	8,869,000

Balance as of June 30, 2007	1,131,000	$28.42	1,131,000	8,869,000

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 8, 2007, UDR held its Annual Meeting of Stockholders. At the meeting, our stockholders voted on the election of directors and a proposal to ratify the appointment of Ernst & Young LLP to serve as our independent auditors for the year ending December 31, 2007.

The following persons were elected directors of UDR, to serve as such for the term indicated and until the respective successors are duly elected and qualified or until their earlier resignation or removal, by the indicated vote:

Name	Votes For	Votes Withheld

Katherine A. Cattanach	121,603,897	462,883
Eric J. Foss	121,617,560	449,219
Robert P. Freeman	121,621,225	445,554
Jon A. Grove	121,449,825	616,954
James D. Klingbeil	121,390,643	676,136
Robert C. Larson	121,296,730	770,050
Thomas R. Oliver	121,604,064	462,716
Lynne B. Sagalyn	121,346,458	720,321
Mark J. Sandler	121,358,443	708,337
Thomas W. Toomey	121,607,203	459,577
Thomas C. Wajnert	121,416,175	650,604

The stockholders approved the proposal to ratify the appointment of Ernst & Young LLP to serve as independent auditors for the year ending December 31, 2007, by the indicated vote:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes

121,103,079	761,547	202,154	—

Item 6.	EXHIBITS

The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, INC. (registrant)

Date: August 9, 2007	/s/ Michael A. Ernst
Michael A. Ernst
Executive Vice President and Chief Financial Officer

Date: August 9, 2007	/s/ David L. Messenger
David L. Messenger
Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Articles of Restatement (incorporated by reference to Exhibit 3.09 to the Company’s Current Report on Form 8-K dated July 27, 2005 and filed with the SEC on August 1, 2005, Commission File No. 1-10524).
3.2	Articles of Amendment to the Articles of Restatement dated and filed with the State Department of Assessments and Taxation of the State of Maryland on March 14, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 14, 2007 and filed with the SEC on March 15, 2007, Commission File No. 1-10524).
3.3	Articles Supplementary relating to the Company’s 6.75% Series G Cumulative Redeemable Preferred Stock, dated and filed with the State Department of Assessments and Taxation of the State of Maryland on May 30, 2007 (incorporated by reference to Exhibit 3.4 to the Company’s Form 8-A Registration Statement dated and filed with the SEC on May 30, 2007).
4.1	Form of Certificate for Shares of the Company’s 6.75% Series G Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A Registration Statement dated and filed with the SEC on May 30, 2007).
4.2	Articles Supplementary relating to the Company’s 6.75% Series G Cumulative Redeemable Preferred Stock (see Exhibit 3.3 above).
10.1	Second Amended and Restated Credit Agreement dated as of July 27, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 27, 2007 and filed with the SEC on August 2, 2007, Commission File No. 1-10524).
10.2	Amended and Restated Credit Agreement dated as of May 25, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 25, 2005 and filed with the SEC on May 27, 2005, Commission File No. 1-10524).
10.3	Letter Agreement dated May 31, 2007 between the Company and Lester C. Boeckel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 31, 2007 and filed with the SEC on June 4, 2007, Commission File No. 1-10524).
12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.