Form 10-Q
period 2007-09-30
UDR, Inc.
filed 2007-11-09
CIK 74208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
or
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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of November 6, 2007 was 134,173,949.

UDR, Inc.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

UDR, Inc.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)
(Unaudited)

	September 30,	December 31,
	2007	2006

ASSETS
Real estate owned:
Real estate held for investment	$5,536,554	$5,233,714
Less: accumulated depreciation	(1,368,335)	(1,183,632)

	4,168,219	4,050,082
Real estate under development (net of accumulated depreciation of $721 and $527)	320,898	203,786
Real estate held for disposition (net of accumulated depreciation of $9,936 and $69,568)	41,298	312,527

Total real estate owned, net of accumulated depreciation	4,530,415	4,566,395
Cash and cash equivalents	2,353	2,143
Restricted cash	5,883	5,602
Deferred financing costs, net	37,788	35,160
Notes receivable	6,500	10,500
Investment in unconsolidated joint ventures	28,431	5,850
Other assets	54,870	37,004
Other assets — real estate held for disposition	8,358	13,221

Total assets	$4,674,598	$4,675,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured debt	$1,213,129	$1,182,919
Unsecured debt	2,225,498	2,155,866
Real estate taxes payable	40,449	24,592
Accrued interest payable	28,651	34,347
Security deposits and prepaid rent	29,471	24,357
Distributions payable	49,705	46,936
Accounts payable, accrued expenses, and other liabilities	39,040	55,037
Other liabilities — real estate held for disposition	1,702	7,733

Total liabilities	3,627,645	3,531,787
Minority interests	59,247	88,833
Stockholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized
0 shares 8.60% Series B Cumulative Redeemable issued and outstanding (5,416,009 at December 31, 2006)	—	135,400
2,803,812 shares 8.00% Series E Cumulative Convertible issued and outstanding (2,803,812 at December 31, 2006)	46,571	46,571
5,400,000 shares 6.75% Series G Cumulative Redeemable issued and outstanding (0 at December 31, 2006)	135,000	—
Common stock, $0.01 par value; 250,000,000 shares authorized
134,328,648 shares issued and outstanding (135,029,126 at December 31, 2006)	1,343	1,350
Additional paid-in capital	1,644,905	1,682,809
Distributions in excess of net income	(840,113)	(810,875)

Total stockholders’ equity	987,706	1,055,255

Total liabilities and stockholders’ equity	$4,674,598	$4,675,875

See accompanying notes to consolidated financial statements.

UDR, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

REVENUES
Rental income	$183,065	$170,393	$534,994	$497,490
Non-property income:
Sale of technology investment	—	796	—	796
Other income	372	451	1,546	2,352

Total revenues	183,437	171,640	536,540	500,638

EXPENSES
Rental expenses:
Real estate taxes and insurance	21,130	19,188	63,718	60,191
Personnel	16,593	16,311	50,525	48,048
Utilities	10,519	9,597	29,757	28,642
Repair and maintenance	10,881	10,839	30,649	29,303
Administrative and marketing	5,087	5,190	14,770	15,122
Property management	5,212	5,126	15,359	15,211
Other operating expenses	321	308	946	907
Real estate depreciation and amortization	64,831	57,471	189,487	164,738
Interest	46,110	47,068	133,075	137,969
General and administrative	8,720	7,381	28,150	20,981
Other depreciation and amortization	831	816	2,584	2,203

Total expenses	190,235	179,295	559,020	523,315

Loss before minority interests and discontinued operations	(6,798)	(7,655)	(22,480)	(22,677)
Minority interests of outside partnerships	(45)	(33)	(111)	(87)
Minority interests of unitholders in operating partnerships	587	795	1,946	2,179

Loss before discontinued operations, net of minority interests	(6,256)	(6,893)	(20,645)	(20,585)
Income from discontinued operations, net of minority interests	85,085	66,245	138,003	124,130

Net income	78,829	59,352	117,358	103,545
Distributions to preferred stockholders — Series B	—	(2,911)	(4,819)	(8,733)
Distributions to preferred stockholders — Series E (Convertible)	(931)	(931)	(2,794)	(2,794)
Distributions to preferred stockholders — Series G	(2,328)	—	(3,113)	—
Premium on preferred stock repurchases	—	—	(2,261)	—

Net income available to common stockholders	$75,570	$55,510	$104,371	$92,018

Earnings per weighted average common share — basic and diluted:
Loss from continuing operations available to common stockholders, net of minority interests	$(0.07)	$(0.08)	$(0.25)	$(0.24)
Income from discontinued operations, net of minority interests	$0.63	$0.50	$1.03	$0.93
Net income available to common stockholders	$0.56	$0.42	$0.78	$0.69
Common distributions declared per share	$0.3300	$0.3125	$0.9900	$0.9375
Weighted average number of common shares outstanding — basic and diluted	133,854	133,712	134,362	133,660

See accompanying notes to consolidated financial statements.

UDR, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006

Operating Activities
Net income	$117,358	$103,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	195,890	181,849
Net gains on the sale of land and depreciable property	(137,256)	(114,497)
Gain on sale of technology investment	—	(796)
Minority interests	6,135	5,972
Amortization of deferred financing costs and other	5,593	4,368
Amortization of restricted stock expense	4,699	3,167
Refund of income taxes paid	5,296	—
Changes in operating assets and liabilities:
Decrease/(increase) in operating assets	459	(13,055)
Decrease in operating liabilities	(3,099)	(6,105)

Net cash provided by operating activities	195,075	164,448
Investing Activities
Proceeds from sales of real estate investments, net	408,233	391,185
Collection of notes receivable	4,000	59,805
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	(197,791)	(333,055)
Development of real estate assets	(69,069)	(38,920)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(151,765)	(163,490)
Capital expenditures — non-real estate assets	(3,438)	(2,499)
Investment in unconsolidated joint venture	(3,532)	(10,630)
Proceeds from the sale of technology investment	—	796
Purchase deposits on pending real estate acquisitions	(14,817)	—

Net cash used in investing activities	(28,179)	(96,808)
Financing Activities
Payments on secured debt	(100,228)	(69,289)
Proceeds from the issuance of unsecured debt	150,000	125,000
Proceeds from the issuance of secured debt	80,394	44,814
Payments on unsecured debt	(167,255)	(110,194)
Net proceeds from revolving bank debt	82,500	112,800
Payment of financing costs	(7,438)	(4,211)
Proceeds from the issuance of common stock	1,930	—
Proceeds from the issuance of Series G preferred stock	135,000	—
Payment of preferred stock issuance costs	(4,252)	—
Collateral substitution deposit	—	(10,432)
Proceeds from the issuance of performance shares	—	4,441
Cancellation of performance shares	—	(2,059)
Proceeds from the investment of performance based programs	87	400
Distributions paid to minority interests	(9,295)	(9,815)
Distributions paid to preferred stockholders	(10,103)	(11,527)
Distributions paid to common stockholders	(131,463)	(124,363)
Repurchase of common stock	(51,163)	—
Redemption of Series B preferred stock	(135,400)	—

Net cash used in financing activities	(166,686)	(54,435)
Net increase/(decrease) in cash and cash equivalents	210	13,205
Cash and cash equivalents, beginning of period	2,143	15,543

Cash and cash equivalents, end of period	$2,353	$28,748

Supplemental Information:
Interest paid during the period	$147,291	$143,312
Non-cash transactions:
Conversion of operating partnership minority interests to common stock	8,611	317
(919,709 shares in 2007 and 34,290 shares in 2006)
Issuance of restricted stock awards	2	3
Secured debt assumed with the acquisition of properties	72,680	14,236
Non-cash transactions associated with joint venture:
Real estate asset acquired	—	72,004
Secured debt assumed	—	55,899
Issuance of note receivable	—	4,000
Operating assets assumed	—	51
Operating liabilities assumed	—	5,028

See accompanying notes to consolidated financial statements.

UDR, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

						Distributions in
	Preferred Stock		Common Stock		Paid-in	Excess of
	Shares	Amount	Shares	Amount	Capital	Net Income	Total

Balance, December 31, 2006	8,219,821	$181,971	135,029,126	$1,350	$1,682,809	$(810,875)	$1,055,255

Net income						117,358	117,358
Issuance of common and restricted shares			262,013	3	6,629		6,632
Purchase of common shares			(1,882,200)	(19)	(51,144)		(51,163)
Redemption of 8.60% Series B Cumulative Redeemable shares	(5,416,009)	(135,400)			2,261	(2,261)	(135,400)
Issuance of 6.75% Series G Cumulative Redeemable shares	5,400,000	135,000			(4,252)		130,748
Adjustment for conversion of minority interests of unitholders in operating partnerships			919,709	9	8,602		8,611
Common stock distributions declared ($0.9900 per share)						(133,609)	(133,609)
Preferred stock distributions declared-Series B ($1.069 per share)						(4,819)	(4,819)
Preferred stock distributions declared-Series E ($.9966 per share)						(2,794)	(2,794)
Preferred stock distributions declared-Series G ($.703175 per share)						(3,113)	(3,113)

Balance, September 30, 2007	8,203,812	$181,571	134,328,648	$1,343	$1,644,905	$(840,113)	$987,706

See accompanying notes to consolidated financial statements.

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

1.	CONSOLIDATION AND BASIS OF PRESENTATION

UDR, Inc., formerly United Dominion Realty Trust, Inc., is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities nationwide. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership”), and Heritage Communities L.P. (the “Heritage OP”) (collectively, “UDR”). As of September 30, 2007, there were 166,163,187 units in the Operating Partnership outstanding, of which 157,411,416 units or 95% were owned by UDR and 8,751,771 units or 5% were owned by limited partners (of which 1,627,769 are owned by the holders of the Series A OPPS). As of September 30, 2007, there were 5,542,200 units in the Heritage OP outstanding, of which 5,212,041 units or 94% were owned by UDR and 330,159 units or 6% were owned by limited partners. The consolidated financial statements of UDR include the minority interests of the unitholders in the Operating Partnership and the Heritage OP. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial position at September 30, 2007, and results of operations for the interim periods ended September 30, 2007 and 2006. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

UDR adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, UDR recognized no material adjustments to liabilities related to unrecognized income tax benefits. At the adoption date of January 1, 2007, UDR’s taxable REIT subsidiaries had $538,000 of net unrecognized tax benefits, which would favorably impact our effective tax rate if recognized. At September 30, 2007, UDR had $418,000 of net unrecognized tax benefits. UDR and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years 2003 — 2006 remain open to examination by the major taxing jurisdictions to which we are subject. UDR recognizes interest and/or penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, UDR had $53,000 accrued for interest and $0 accrued for penalties.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” (“FAS 157”) and in February 2007, Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”) FAS 157 increases the consistency and comparability in fair value measurements and expands disclosures about fair value measurements. FAS 159 allows an entity to make a one-time election to measure many financial assets and financial liabilities at fair value (the “fair value option”). The election is made on an

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, this statement specifies that all subsequent changes in fair value for that instrument are reported in earnings. Both statements are effective for fiscal years beginning after November 15, 2007. UDR is currently assessing the impact that these statements may have on its consolidated financial statements.

2.	REAL ESTATE HELD FOR INVESTMENT

At September 30, 2007, there are 234 communities with 66,805 apartment homes classified as real estate held for investment. The following table summarizes the components of real estate held for investment (dollars in thousands):

	September 30,	December 31,
	2007	2006

Land and land improvements	$1,358,739	$1,293,212
Buildings and improvements	3,870,249	3,655,470
Furniture, fixtures, and equipment	307,566	285,032

Real estate held for investment	5,536,554	5,233,714
Accumulated depreciation	(1,368,335)	(1,183,632)

Real estate held for investment, net	$4,168,219	$4,050,082

3.	INCOME FROM DISCONTINUED OPERATIONS

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

For purposes of these financial statements, FAS 144 results in the presentation of the primary assets and liabilities and the net operating results of those properties sold or classified as held for disposition through September 30, 2007, as discontinued operations for all periods presented. The adoption of FAS 144 does not have an impact on net income available to common stockholders. FAS 144 only results in the reclassification of the operating results of all properties sold or classified as held for disposition through September 30, 2007, within the Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006, and the reclassification of the assets and liabilities within the Consolidated Balance Sheets for September 30, 2007 and December 31, 2006.

For the nine months ended September 30, 2007, UDR sold 12 communities, 50 condominiums from two communities with a total of 640 condominiums, and one parcel of land. UDR recognized after-tax gains for financial reporting purposes of $137.3 million on these sales. At September 30, 2007, UDR had two communities with a total of 590 condominiums and a net book value of $40.9 million, and one commercial unit with a net book value of $0.4 million included in real estate held for disposition. For the nine months ended September 30, 2006, UDR sold 22 communities with a total of 6,768 apartment homes and 351 condominiums from four communities with a total of 612 condominiums. UDR recognized after- tax gains for financial reporting purposes of $114.5 million on these sales. In conjunction with the sale of ten properties in July 2005, UDR received short-term notes for $124.7 million that bear interest at 6.75% and had maturities ranging from September 2005 to July 2006. As of September 30, 2006, all of the notes receivable had matured and had been repaid. Previously deferred gains for financial reporting purposes of $6.4 million were recognized during the nine months ended September 30, 2006. The results of operations for these properties

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are classified on the Consolidated Statements of Operations in the line item titled “Income from discontinued operations, net of minority interests.”

UDR has elected Taxable REIT Subsidiary (“TRS”) status for certain of its corporate subsidiaries, primarily those engaged in condominium conversion and development activities. For the three months ended September 30, 2007 and 2006, UDR recognized income tax benefit of $0.7 million and $2.4 million, respectively. For the nine months ended September 30, 2007, UDR recognized a $4.9 million income tax benefit and for the nine months ended September 30, 2006, UDR recognized a provision for income taxes of $4.9 million. These amounts are included in the income from discontinued operations, net of minority interests in the accompanying consolidated statements of operations.

The following is a summary of income from discontinued operations for the periods presented, (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Rental income	$6,479	$16,020	$23,534	$55,638
Non-property income	—	—	—	5
Rental expenses	3,299	6,976	10,989	23,997
Real estate depreciation	(41)	4,379	3,779	14,824
Interest expense/(income)	20	(233)	9	(959)
Other expenses	6	19	40	84

	3,284	11,141	14,817	37,946
Income before net gain on the sale of depreciable property and minority interests	3,195	4,879	8,717	17,697
Net gain on the sale of land and depreciable property	86,804	65,669	137,256	114,497

Income before minority interests	89,999	70,548	145,973	132,194
Minority interests in income from discontinued operations	(4,914)	(4,303)	(7,970)	(8,064)

Income from discontinued operations, net of minority interests	$85,085	$66,245	$138,003	$124,130

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	SECURED DEBT

Secured debt on continuing and discontinued operations, which encumbers $1.8 billion or 31% of UDR’s real estate owned based upon book value ($4.1 billion or 69% of UDR’s real estate owned is unencumbered) consists of the following as of September 30, 2007 (dollars in thousands):

			Weighted	Weighted	Number of
	Principal Outstanding		Average	Average	Communities
	September 30,	December 31,	Interest Rate	Years to Maturity	Encumbered
	2007	2006	2007	2007	2007

Fixed Rate Debt
Mortgage notes payable	$402,368	$352,159	5.45%	3.1	19
Tax-exempt secured notes payable	25,945	26,070	5.84%	17.5	3
Fannie Mae credit facilities	583,650	399,362	5.94%	5.7	9

Total fixed rate secured debt	1,011,963	777,591	5.74%	5.0	31
Variable Rate Debt
Mortgage notes payable	112,613	105,089	6.59%	3.3	3
Tax-exempt secured note payable	7,770	7,770	3.89%	20.8	1
Fannie Mae credit facilities	80,783	292,469	5.81%	8.5	34

Total variable rate secured debt	201,166	405,328	6.17%	6.0	38

Total secured debt	$1,213,129	$1,182,919	5.81%	5.2	69

Approximate principal payments due during each of the next five calendar years and thereafter, as of September 30, 2007, are as follows (dollars in thousands):

			Total
	Fixed Rate	Variable Rate	Secured
Year	Maturities	Maturities	Maturities

2007	$79,371	$—	$79,371
2008	11,833	—	11,833
2009	36,691	75,198	111,889
2010	249,466	—	249,466
2011	112,285	15,783	128,068
Thereafter	522,317	110,185	632,502

	$1,011,963	$201,166	$1,213,129

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	UNSECURED DEBT

A summary of unsecured debt as of September 30, 2007 and December 31, 2006 is as follows (dollars in thousands):

	September 30,	December 31,
	2007	2006

Commercial Banks
Borrowings outstanding under an unsecured credit facility due May 2008(a)	$169,700	$87,200
Senior Unsecured Notes — Other
7.25% Notes due January 2007	—	92,255
4.30% Medium-Term Notes due July 2007	—	75,000
4.50% Medium-Term Notes due March 2008	200,000	200,000
8.50% Monthly Income Notes due November 2008	29,081	29,081
4.25% Medium-Term Notes due January 2009	50,000	50,000
6.50% Notes due June 2009	200,000	200,000
3.90% Medium-Term Notes due March 2010	50,000	50,000
3.63% Convertible Senior Notes due September 2011(b)	250,000	250,000
5.00% Medium-Term Notes due January 2012	100,000	100,000
6.05% Medium-Term Notes due June 2013	125,000	121,345
5.13% Medium-Term Notes due January 2014	200,000	200,000
5.50% Medium-Term Notes due April 2014(c)	150,000	—
5.25% Medium-Term Notes due January 2015	250,000	250,000
5.25% Medium-Term Notes due January 2016	100,000	100,000
8.50% Debentures due September 2024	54,118	54,118
4.00% Convertible Senior Notes due December 2035(d)	250,000	250,000
Other	161	167

	2,008,360	2,021,966
Unsecured Notes — Other
6.32% ABAG Tax-Exempt Bonds due August 2008	46,700	46,700
Unsecured Notes — Premiums
Premium on $50 million Medium-Term Notes due March 2010	383	—
Premium on $250 million Medium-Term Notes due January 2015	355	—

	738	—

Total Unsecured Debt	$2,225,498	$2,155,866

(a)	On July 27, 2007, UDR amended and restated its existing three-year $500 million unsecured revolving credit facility with a maturity date of May 31, 2008, (which can be extended for an additional year at UDR’s option) to increase the facility to $600 million and extend its maturity to July 26, 2012. The terms of the $600 million credit facility provide that UDR has the right to increase the credit facility to $750 million under certain circumstances. Based on UDR’s current credit ratings, the $600 million credit facility carries an interest rate equal to LIBOR plus a spread of 47.5 basis points. Under a competitive bid feature and for so long as UDR maintains an Investment Grade Rating, UDR has the right to bid out 50% of the commitment amount under the $600 million credit facility and can bid out 100% of the commitment amount once per quarter.

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	At any time on or after July 15, 2011, prior to the close of business on the second business day prior to September 15, 2011, and also following the occurrence of certain events, the notes will be convertible at the option of the holder. Upon conversion of the notes, UDR will deliver cash and common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 trading day observation period. The initial conversion rate for each $1,000 principal amount of notes is 26.6326 shares of our common stock, subject to adjustment under certain circumstances. In connection with the issuance of the 3.625% convertible senior notes, UDR entered into a capped call transaction with respect to its common stock. The convertible note and capped call transaction, both of which expire September 2011, must be net share settled. The maximum number of shares to be issued under the convertible notes is 6.7 million shares, subject to certain adjustment provisions. The capped call transaction combines a purchased call option with a strike price of $37.548 with a written call option with a strike price of $43.806. These transactions have no effect on the terms of the 3.625% convertible senior notes by effectively increasing the initial conversion price to $43.806 per share, representing a 40% conversion premium. The net cost of $12.6 million of the capped call transaction was included in stockholders’ equity.

(c)	In March 2007, UDR sold $150 million aggregate principal amount of 5.50% senior unsecured notes due April 2014 under its medium-term note program. The net proceeds of approximately $149 million were used for debt repayment.

(d)	Prior to December 15, 2030, upon the occurrence of specified events, the notes will be convertible at the option of the holder into cash and, in certain circumstances, shares of UDR’s common stock at an initial conversion price of approximately 35.2988 shares per $1,000 principal amount of notes. On or after December 15, 2030, the notes will be convertible at any time prior to the second business day prior to maturity at the option of the holder into cash, and, in certain circumstances, shares of UDR’s common stock at the above initial conversion rate. The initial conversion rate is subject to adjustment in certain circumstances.

6.	EARNINGS PER SHARE

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

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted earnings per share for the periods presented, (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Numerator for basic and diluted earnings per share — Net income available to common stockholders	$75,570	$55,510	$104,371	$92,018

Denominator:
Denominator for basic earnings per share — Weighted average common shares outstanding	134,733	134,626	135,235	134,430
Non-vested restricted stock awards	(879)	(914)	(873)	(770)

	133,854	133,712	134,362	133,660

Effect of dilutive securities:
Employee stock options, non-vested restricted stock awards, and convertible debt	—	—	—	—

Denominator for diluted earnings per share	133,854	133,712	134,362	133,660

Basic and diluted earnings per share	$0.56	$0.42	$0.78	$0.69

The effect of the conversion of the operating partnership units, Series A Out-Performance Partnership Shares, convertible preferred stock, and convertible debt, is not dilutive and is therefore not included in the above calculations.

If the operating partnership units were converted to common stock, the additional shares of common stock outstanding for the three and nine months ended September 30, 2007 would be 7,456,153 and 7,805,328 weighted average common shares, and 8,724,535 and 8,739,982 weighted average common shares for the three and nine months ended September 30, 2006.

If the Series A Out-Performance Partnership Shares were converted to common stock, the additional shares of common stock outstanding for the three and nine months ended September 30, 2007 would be 1,627,769 and 1,627,852 weighted average common shares, respectively, and 1,691,845 and 1,739,433 weighted average common shares for the three and nine months ended September 30, 2006.

At September 30, 2007, if the measurement periods had ended on that date, no Series C, D and E Out-Performance Partnership Shares would have been issued had each Program terminated on that date. Accordingly, no additional operating partnership units would have been issued at that date.

At September 30, 2006, if the measurement periods had ended on that date, Series C and D Out-Performance Partnership Shares would have been issued if each Program terminated on that date. Accordingly, 582,718 and 596,641 operating partnership units, respectively, would have been issued had the measurement periods ended on that date; however, those units have been excluded in the calculation of diluted earnings per share because their effect would be anti-dilutive.

If the convertible preferred stock were converted to common stock, the additional shares of common stock outstanding would be 2,803,812 weighted average common shares for the three and nine months ended September 30, 2007 and 2006.

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	COMMITMENTS AND CONTINGENCIES

Commitments

UDR is committed to completing its wholly owned real estate under development, which has an estimated cost to complete of $320.6 million at September 30, 2007.

UDR is committed to completing its development joint venture projects, which have an estimated cost to complete of $187.7 million at September 30, 2007. The estimated cost to complete consists of $31.2 million related to a consolidated joint venture and $156.5 million related to unconsolidated joint ventures in which UDR owns 49%. These joint ventures are expected to be completed at various times between the first quarter of 2008 and the third quarter of 2010.

UDR has entered into four contracts to purchase apartment communities upon their development completion. Provided that the developer meets certain conditions, UDR will purchase these communities for approximately $155 million. These apartment communities are expected to be completed at various times between the fourth quarter of 2007 and the fourth quarter of 2009.

Contingencies

Series C Out-Performance Program

In May 2005, the stockholders of UDR approved a new Out-Performance Program and the first series of new Out-Performance Partnership Shares under the program are the Series C Out-Performance Units (the “Series C Program”) pursuant to which certain executive officers and other key employees of UDR (the “Series C Participants”) were given the opportunity to invest indirectly in UDR by purchasing interests in UDR Out-Performance III, LLC, a Delaware limited liability company (the “Series C LLC”), the only asset of which is a special class of partnership units of the Operating Partnership (“Series C Out- Performance Partnership Shares” or “Series C OPPSs”). The purchase price for the Series C OPPSs was determined by the Compensation Committee of UDR’s board of directors to be $750,000, assuming 100% participation, and was based upon the advice of an independent valuation expert. UDR’s performance for the Series C Program will be measured over the 36-month period from June 1, 2005 to May 30, 2008.

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

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Series C OPPSs, the number determined pursuant to (ii) above is capped at 1% of market capitalization.

If, on the valuation date, the cumulative total return of UDR’s common stock does not meet the Minimum Return, then the Series C Participants will forfeit their entire initial investment.

Based on the results through September 30, 2007, no Series C OPPSs would have been issued had the Program terminated on that date. However, since the ultimate determination of Series C OPPSs to be issued will not occur until May 30, 2008, and the number of Series C OPPSs is determinable only upon future events, the financial statements do not reflect any impact for these events. Accordingly, the contingently issuable Series C OPPSs will only be included in basic earnings per share after the measurement period has ended and the applicable hurdle has been met. Furthermore, the Series C OPPSs will only be included in common stock and common stock equivalents in the calculation of diluted earnings per share after the hurdle has been met at the end of the reporting period (if any), assuming the measurement period ended at the end of the reporting period.

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

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If, on the valuation date, the cumulative total return of UDR’s common stock does not meet the Minimum Return, then the Series D Participants will forfeit their entire initial investment.

Based on the results through September 30, 2007, no Series D OPPSs would have been issued had the Program terminated on that date. However, since the ultimate determination of Series D OPPSs to be issued will not occur until December 31, 2008, and the number of Series D OPPSs is determinable only upon future events, the financial statements do not reflect any impact for these events. Accordingly, the contingently issuable Series D OPPSs will only be included in basic earnings per share after the measurement period has ended and the applicable hurdle has been met. Furthermore, the Series D OPPSs will only be included in common stock and common stock equivalents in the calculation of diluted earnings per share after the hurdle has been met at the end of the reporting period (if any), assuming the measurement period ended at the end of the reporting period.

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

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the results through September 30, 2007, no Series E OPPSs would have been issued had the Program terminated on that date. However, since the ultimate determination of Series E OPPSs to be issued will not occur until December 31, 2009, and the number of Series E OPPSs is determinable only upon future events, the financial statements do not reflect any impact for these events. Accordingly, the contingently issuable Series E OPPSs will only be included in basic earnings per share after the measurement period has ended and the applicable hurdle has been met. Furthermore, the Series E OPPSs will only be included in common stock and common stock equivalents in the calculation of diluted earnings per share after the hurdle has been met at the end of the reporting period (if any), assuming the measurement period ended at the end of the reporting period.

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

On November 5, 2007, UDR established a joint venture with a large domestic institutional partner. UDR has a 20% interest in the venture. The venture will own a portfolio of 3,690 stabilized homes located in nine multifamily communities in Austin, Dallas and Houston, Texas, and another 320 homes currently under development in Dallas. In addition to this $350 million initial pool of assets, the joint venture contains a $300 million expansion feature for future acquisitions. Each property in the portfolio is encumbered by a mortgage which is recourse only to the property and the loans in the aggregate total $232 million. Each loan has a term of seven years and bears interest at a rate of 5.61% per annum. The venture secured a commitment for a loan in the principal amount of $22 million to replace construction financing on an apartment community under development. The take-out loan provides for interest only, bears interest at 5.55% per annum and will have a term of 6 years.

A wholly-owned subsidiary of UDR will be the managing member of the venture and will provide property management. Other affiliates of UDR will provide construction management, development and other services to the venture.

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

At September 30, 2007, our portfolio included 241 communities with 68,617 apartment homes nationwide. The following table summarizes our market information by major geographic markets (includes real estate held for disposition, real estate under development, and land, but excludes commercial properties):

					Three Months Ended		Nine Months Ended
	As of September 30, 2007				September 30, 2007		September 30, 2007
	Number of	Number of	Percentage of	Carrying	Average	Total Income per	Average	Total Income per
	Apartment	Apartment	Carrying	Value	Physical	Occupied	Physical	Occupied
	Communities	Homes	Value	(In thousands)	Occupancy	Home(a)	Occupancy	Home(a)

WESTERN REGION
Orange Co., CA	13	4,067	11.7%	$692,070	94.6%	$1,552	94.7%	$1,521
San Francisco, CA	9	1,799	5.4%	315,006	96.3%	1,718	96.4%	1,666
Los Angeles, CA	6	1,210	3.4%	200,117	92.4%	1,467	93.2%	1,462
San Diego, CA	5	1,123	2.8%	165,815	94.7%	1,327	94.4%	1,308
Inland Empire, CA	3	1,074	2.5%	146,895	93.4%	1,271	91.7%	1,267
Seattle, WA	7	1,270	2.5%	146,682	95.8%	1,145	95.5%	1,089
Monterey Peninsula, CA	7	1,565	2.5%	145,803	96.1%	995	93.4%	975
Portland, OR	5	1,365	1.5%	90,442	95.9%	843	95.4%	815
Sacramento, CA	2	914	1.1%	65,353	92.1%	898	93.8%	881
MID-ATLANTIC REGION
Metropolitan DC	9	2,640	5.5%	322,751	94.2%	1,329	94.6%	1,296
Raleigh, NC	11	3,663	4.0%	233,613	94.6%	743	93.7%	731
Richmond, VA	9	2,636	3.2%	188,777	89.9%	964	90.6%	936
Baltimore, MD	10	2,119	3.1%	182,965	92.6%	1,126	93.8%	1,099
Wilmington, NC	6	1,868	1.8%	106,922	94.6%	809	94.5%	786
Charlotte, NC	6	1,226	1.5%	91,425	95.2%	808	94.4%	790
Norfolk, VA	6	1,438	1.3%	75,842	94.7%	957	94.7%	945
Other Mid-Atlantic	13	2,817	2.6%	150,918	95.2%	907	94.0%	888
SOUTHEASTERN REGION
Tampa, FL	12	4,113	5.0%	292,370	88.7%	963	88.4%	966
Orlando, FL	12	3,476	4.1%	239,266	90.1%	943	89.4%	949
Nashville, TN	10	2,966	3.4%	198,768	92.9%	791	93.6%	782
Jacksonville, FL	5	1,857	2.5%	147,793	94.6%	868	93.1%	862
Other Florida	8	2,400	2.8%	168,290	90.2%	924	88.7%	936
Other Southeastern	7	1,752	1.4%	81,818	95.4%	677	94.7%	670
SOUTHWESTERN REGION
Houston, TX	16	5,447	4.6%	271,991	95.0%	712	94.2%	705
Arlington, TX	6	1,828	1.7%	97,764	96.3%	715	95.2%	705
Phoenix, AZ	4	1,209	1.6%	94,436	85.7%	952	86.3%	934
Austin, TX	5	1,425	1.5%	89,312	97.0%	770	97.0%	758
Other Southwestern	15	5,154	6.2%	367,359	92.2%	776	92.5%	785
MIDWESTERN REGION
Columbus, OH	6	2,530	2.9%	168,320	95.3%	768	95.0%	769
Other Midwestern	3	444	0.4%	25,276	92.4%	777	90.9%	789
Real Estate Under Development	5	1,222	1.8%	106,774	—	—	—	—
Land	—	—	3.7%	214,845	—	—	—	—

Total	241	68,617	100.0%	$5,885,778	93.4%	$961	93.1%	$951

(a)	Total Income per Occupied Home represents total revenues per weighted average number of apartment homes occupied.

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

During the remainder of 2007, we have approximately $79.4 million of secured debt maturing and we anticipate repaying that debt with proceeds from borrowings under our secured or unsecured credit facilities, the issuance of new unsecured debt securities or equity, or from disposition proceeds.

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

Operating Activities

For the nine months ended September 30, 2007, our cash flow provided by operating activities was $195.1 million compared to $164.4 million for the same period in 2006. The increase in cash flow from operating activities resulted primarily from the increase in property operating income from our apartment community portfolio for the nine months ended September 30, 2007 (see discussion under “Apartment Community Operations”).

Investing Activities

For the nine months ended September 30, 2007, net cash used in investing activities was $28.2 million as compared to $96.8 million for the same period in 2006. Changes in the level of investing activities from period to period reflects our strategy as it relates to our acquisition, capital expenditure, development, and disposition programs, as well as the impact of the capital market environment on these activities, all of which are discussed in further detail below.

Acquisitions

During the nine months ended September 30, 2007, we acquired ten apartment communities with 1,899 apartment homes, five parcels of land and one operating joint venture for an aggregate consideration of $269.6 million. Our long-term strategic plan is to achieve greater operating efficiencies by investing in fewer, more concentrated markets. As a result, we have been expanding our interests in the fast growing Southern California, Florida, Texas, and Metropolitan Washington DC markets over the past four years. During the remainder of 2007, we plan to continue to channel new investments into those markets that we believe will provide the best investment returns. Markets will be targeted based upon defined criteria including past performance, expected job growth, population growth, current and anticipated housing supply and demand, the ability to attract and support household formation and opportunities to create value in real estate that exceeds our invested capital.

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

During the nine months ended September 30, 2007, we spent $80.8 million or $1,438 per home on capital expenditures for our mature communities, those communities acquired, developed, and stabilized prior to September 30, 2006, and held on September 30, 2007, which consisted of 56,216 apartment homes. These capital improvements included turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as roofs, siding, parking lots, and other non-revenue enhancing capital expenditures, which aggregated $24.5 million or $436 per home. In addition, revenue enhancing capital expenditures, kitchen and bath upgrades, upgrades to HVAC equipment, and other extensive exterior/interior upgrades totaled $56.3 million or $1,002 per home.

The following table outlines capital expenditures and repair and maintenance costs for our mature communities, for the periods presented:

	Nine Months Ended September 30,			Nine Months Ended September 30,
	(dollars in thousands)			(per home)
	2007	2006	% Change	2007	2006	% Change

Turnover capital expenditures	$8,239	$8,255	(0.2)%	$147	$147	0.0%
Asset preservation expenditures	16,233	8,763	85.2%	289	156	85.3%

Total recurring capital expenditures	24,472	17,018	43.8%	436	303	43.9%
Revenue enhancing improvements	56,346	97,540	(42.2)%	1,002	1,738	(42.3)%

Total capital expenditures	$80,818	$114,558	(29.5)%	$1,438	$2,041	(29.5)%

Repair and maintenance expense	$26,250	$25,777	1.8%	$467	$459	1.7%

Total capital expenditures for our mature communities decreased $33.7 million or $603 per home for the nine months ended September 30, 2007, compared to the same period in 2006. This decrease was primarily attributable to a $41.2 million decrease in revenue enhancing improvements at certain of our properties that was offset by an additional $7.5 million being invested in recurring capital expenditures as compared to the same period in 2006. We will continue to selectively add revenue enhancing improvements which we believe will provide a return on investment substantially in excess of our cost of capital. Recurring capital expenditures during 2007 are currently expected to be approximately $610 per home.

Development

Development activity is focused in core markets in which we have strong operations in place. For the nine months ended September 30, 2007, we invested approximately $69.1 million on development projects, an increase of $30.2 million from $38.9 million for the same period in 2006.

Real Estate Under Development

The following wholly owned apartments were under development as of September 30, 2007:

	Number of	Completed	Cost to	Budgeted	Estimated	Expected
	Apartment	Apartment	Date	Cost	Cost	Completion
	Homes	Homes	(In thousands)	(In thousands)	per Home	Date

Villas at Ridgeview Townhomes Plano, TX	48	48	$10,412	$10,000	$208,333	3Q07
RIACHI at One21 Plano, TX	202	176	17,164	18,000	89,109	4Q07
Tiburon — Phase I Houston, TX	320	24	12,185	22,000	68,750	2Q08
Lincoln Town Square — Phase II Plano, TX	302	—	7,647	25,000	82,781	3Q08
Addison Assemblage Dallas, TX	2,712	—	59,366	352,000	129,794	4Q09

Total wholly owned — apartments	3,584	248	$106,774	$427,000	$119,141

In addition, we own 11 parcels of land held for future development aggregating $108.1 million at September 30, 2007.

Consolidated Development Joint Ventures

In June 2006, we completed the formation of a development joint venture that will invest approximately $138 million to develop one apartment community with 298 apartment homes in Marina del Rey, California. UDR is the financial partner and is responsible for funding the costs of development and receives a preferred return from 7% to 8.5% before our partner receives a 50% participation. Our initial investment was $27.5 million. Under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” this venture has been consolidated into UDR’s financial statements. Our joint venture partner is the managing partner as well as the developer, general contractor and property manager.

The following consolidated joint venture project was under development as of September 30, 2007:

	Number of	Completed	Cost to	Budgeted	Estimated	Expected
	Apartment	Apartment	Date	Cost	Cost	Completion
	Homes	Homes	(In thousands)	(In thousands)	per Home	Date

Jefferson at Marina del Rey Marina del Rey, CA	298	—	$106,783	$138,000	$463,087	1Q08

Unconsolidated Development Joint Ventures

UDR is a partner in a joint venture to develop a site in Bellevue, Washington. At closing, we owned 49% of the $135 million project that involves building a 430 home high rise apartment building with ground floor retail. Our initial investment was $5.7 million.

UDR is a partner in a joint venture which will develop 274 apartment homes in the central business district of Bellevue, Washington. Construction began in the fourth quarter of 2006 and is scheduled for completion in 2008. At closing, we owned 49% of the $97 million project. Our initial investment was $10.0 million.

The following unconsolidated joint venture projects were under development as of September 30, 2007 (budgeted cost amounts include retail units):

	Number of	Completed	Cost to	Budgeted	Estimated	Expected
	Apartment	Apartment	Date	Cost	Cost	Completion
	Homes	Homes	(In thousands)	(In thousands)	per Home	Date

Bellevue Plaza Bellevue, WA	430	—	$36,587	$135,000	$313,953	3Q10
Ashwood Commons Bellevue, WA	274	—	38,915	97,000	354,015	4Q08

Total unconsolidated development joint ventures	704	—	$75,502	$232,000	$329,545

Unconsolidated Operating Joint Venture

In January 2007, we entered into a joint venture which owns and operates a recently completed 23-story, 166 apartment home high rise community in the central business district of Bellevue, Washington. At closing, UDR owned 49% of the $58 million project (subject to a $34 million mortgage). Our initial investment was $11.8 million.

Disposition of Investments

For the nine months ended September 30, 2007, UDR sold 12 communities with a total of 3,435 apartment homes for a gross consideration of $403.0 million, 50 condominiums from two communities with a total of 640 condominiums for a gross consideration of $8.5 million, and one parcel of land for $4.5 million. We recognized after-tax gains for financial reporting purposes of $137.3 million on these sales. Proceeds from the sales were used primarily to reduce debt.

During 2007, we plan to continue to pursue our strategy of exiting markets where long-term growth prospects are limited and redeploying capital into markets we believe will provide the best investment returns. We intend to use the proceeds from 2007 dispositions to reduce debt, acquire communities, and fund development activity.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2007, was $166.7 million as compared to $54.4 million for the same period in 2006. As part of the plan to improve our balance sheet, we utilized proceeds from dispositions to pay down existing debt and purchase new properties.

The following is a summary of our significant financing activities for the nine months ended September 30, 2007:

•	Repaid $100.2 million of secured debt and $167.3 million of unsecured debt.

•	Sold $150 million aggregate principal amount of 5.50% senior unsecured notes due April 2014 in March 2007 under our medium-term note program. The net proceeds of approximately $149 million were used for debt repayment.

•	Redeemed 5,416,006 shares of our 8.60% Series B Cumulative Redeemable Preferred Stock on May 29, 2007, the redemption date, for a cash redemption price of $25 per share plus accrued and unpaid dividends to the redemption date.

•	Sold $135 million, or 5,400,000 shares, of our 6.75% Series G Cumulative Redeemable Preferred Stock in May 2007. The shares have a liquidation preference of $25.00 per share and will be redeemable at par at the option of UDR on or after May 31, 2012. The net proceeds from the offering were used to fund the redemption of all of the outstanding shares of our 8.60% Series B Cumulative Redeemable Preferred Stock.

•	Repurchased 1,882,200 shares of UDR common stock at an average price per share of $27.18 under our 10 million share repurchase program during the nine months ended September 30, 2007, of which 751,200 shares were repurchased at an average price per share of $25.31 during the third quarter of 2007.

Credit Facilities

We have four secured revolving credit facilities with Fannie Mae with an aggregate commitment of $860 million. As of September 30, 2007, $664.4 million was outstanding under the Fannie Mae credit facilities leaving $195.6 million of unused capacity. The Fannie Mae credit facilities are for an initial term of ten years, bear interest at floating and fixed rates, and can be extended for an additional five years at our option. We have $583.7 million of the funded balance fixed at a weighted average interest rate of 5.9% and the remaining balance is currently at a weighted average variable rate of 5.8%.

On July 27, 2007, we amended and restated our existing three-year $500 million unsecured revolving credit facility with a maturity date of May 31, 2008, (which could be extended for an additional year at our option) to increase the facility to $600 million and to extend its maturity to July 26, 2012. Under certain circumstances, we may increase the new $600 million credit facility to $750 million. Based on our current credit ratings, the $600 million credit facility carries an interest rate equal to LIBOR plus a spread of 47.5 basis points, which represents a 10 basis point reduction to the previous $500 million credit facility. Under a competitive bid feature and for so long as we maintain an Investment Grade Rating, we have the right under the new $600 million credit facility to bid out 50% of the commitment amount and we can bid out 100% of the commitment amount once per quarter. As of September 30, 2007, $169.7 million was outstanding under the credit facility leaving $430.3 million of unused capacity.

The Fannie Mae credit facility and the bank revolving credit facility are subject to customary financial covenants and limitations.

Information concerning short-term bank borrowings under our bank credit facility is summarized in the table that follows (dollars in thousands):

	Three Months Ended	Twelve Months Ended
	September 30, 2007	December 31, 2006

Total revolving credit facility	$600,000	$500,000
Borrowings outstanding at end of period	169,700	87,200
Weighted average daily borrowings during the period	342,334	264,102
Maximum daily borrowings during the period	408,400	415,800
Weighted average interest rate during the period	5.7%	5.3%
Weighted average interest rate at end of period	5.9%	5.6%

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

The following table outlines our FFO calculation and reconciliation to generally accepted accounting principles for the three and nine months ended September 30, (dollars and shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$78,829	$59,352	$117,358	$103,545
Adjustments:
Distributions to preferred stockholders	(3,259)	(3,842)	(10,726)	(11,527)
Real estate depreciation and amortization	64,831	57,471	189,487	164,738
Minority interests of unitholders in operating partnership	(587)	(795)	(1,946)	(2,179)
Contribution of unconsolidated joint ventures	3	—	306	—
Discontinued Operations:
Real estate depreciation	(41)	4,379	3,779	14,824
Minority interests of unitholders in operating partnership	4,914	4,303	7,970	8,064
Net gains on the sale of land and depreciable property	(86,804)	(65,669)	(137,256)	(114,497)
RE3 gain on sales, net of tax	9,872	4,105	21,038	19,109

Funds from operations — basic	$67,758	$59,304	$190,010	$182,077

Distributions to preferred stockholders — Series E (Convertible)	931	931	2,794	2,794

Funds from operations — diluted	$68,689	$60,235	$192,804	$184,871

Weighted average number of common shares and OP Units outstanding — basic	141,311	142,437	142,167	142,400
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	146,502	148,104	147,592	147,896

In the computation of diluted FFO, OP Units, out-performance partnership shares, convertible debt, and the shares of Series E Cumulative Convertible Preferred Stock are dilutive; therefore, they are included in the diluted share count.

RE3 is our subsidiary that focuses on development, land entitlement and short-term hold investments. RE3 gain on sales, net of taxes, is defined as net sales proceeds less a tax provision and the gross investment basis of the asset before accumulated depreciation. We consider FFO with RE3 gain on sales, net of taxes, to be a meaningful supplemental measure of performance because the short-term use of funds produce a profit that differs from the traditional long-term investment in real estate for REITs.

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the three and nine months ended September 30, (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Weighted average number of common shares and OP units outstanding — basic	141,311	142,437	142,167	142,400
Weighted average number of OP units outstanding	(7,457)	(8,725)	(7,805)	(8,740)

Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	133,854	133,712	134,362	133,660

Weighted average number of common shares, OP units, and common stock equivalents outstanding — diluted	146,502	148,104	147,592	147,896
Weighted average number of OP units outstanding	(7,457)	(8,725)	(7,805)	(8,740)
Weighted average incremental shares from assumed conversion of stock options	(667)	(812)	(729)	(782)
Weighted average incremental shares from unvested restricted stock	(92)	(193)	(175)	(171)
Weighted average incremental shares from assumed conversion of $250 million convertible debt	—	(166)	(89)	—
Weighted average number of Series A OPPSs outstanding	(1,628)	(1,692)	(1,628)	(1,739)
Weighted average number of Series E preferred shares outstanding	(2,804)	(2,804)	(2,804)	(2,804)

Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	133,854	133,712	134,362	133,660

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

A presentation of cash flow metrics based on generally accepted accounting principles is as follows for the three and nine months ended September 30, (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net cash provided by operating activities	$77,136	$67,366	$195,075	$164,448
Net cash provided by (used in) investing activities	147,777	97,162	(28,179)	(96,808)
Net cash used in financing activities	(225,488)	(142,070)	(166,686)	(54,435)

Results of Operations

The following discussion includes the results of both continuing and discontinued operations for the periods presented.

Net Income Available to Common Stockholders

Net income available to common stockholders was $75.6 million ($0.56 per diluted share) for the three months ended September 30, 2007, compared to $55.5 million ($0.42 per diluted share) for the same period in the prior year. The increase for the three months ended September 30, 2007, when compared to the same period in 2006, resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	a $21.1 million increase in gains recognized from the sale of depreciable property,

•	a $3.3 million increase in apartment community operating results,

•	a $0.9 million decrease in personnel costs, and

•	a $0.8 million decrease in repair and maintenance costs.

These increases in income were partially offset by a $2.9 million increase in real estate depreciation and amortization expense, a $1.3 million increase in general and administrative expense, a $1.3 million increase in real estate taxes and insurance expense, and a $0.9 million decrease in non-property income during the three months ended September 30, 2007 when compared to the same period in 2006.

Net income available to common stockholders was $104.4 million ($0.78 per diluted share) for the nine months ended September 30, 2007, compared to $92.0 million ($0.69 per diluted share) for the same period in the prior year. The increase for the nine months ended September 30, 2007, when compared to the same period in 2006, resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	a $22.8 million increase in gains recognized from the sale of depreciable property,

•	a $7.0 million increase in apartment community operating results,

•	a $3.9 million decrease in interest expense,

•	a $1.8 million decrease in personnel costs,

•	a $1.7 million decrease in administrative and marketing costs,

•	a $1.0 million decrease in utility expense, and

•	an $0.8 million decrease in repair and maintenance costs.

These increases in income were partially offset by a $13.7 million increase in real estate depreciation and amortization expense, a $7.2 million increase in general and administrative expense, $2.3 million in premiums on preferred stock repurchases in 2007, and a $1.6 million decrease in non-property income during the first nine months of 2007 when compared to the same period in 2006.

Apartment Community Operations

Our net income is primarily generated from the operation of our apartment communities. The following table summarizes the operating performance of our total apartment portfolio for each of the periods presented (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	% Change	2007	2006	% Change

Property rental income	$188,771	$186,310	1.3%	$555,224	$552,977	0.4%
Property operating expense*	(67,316)	(68,123)	(1.2)%	(199,822)	(204,616)	(2.3)%

Property operating income	$121,455	$118,187	2.8%	$355,402	$348,361	2.0%

Weighted average number of homes	70,794	73,162	(3.2)%	70,658	74,678	(5.4)%
Physical occupancy**	93.4%	94.1%	(0.7)%	93.1%	94.3%	(1.2)%

*	Excludes depreciation, amortization, and property management expenses.

**	Based upon weighted average stabilized homes.

The following table is our reconciliation of property operating income to net income as reflected on the Consolidated Statements of Operations for the periods presented, (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Property operating income	$121,455	$118,187	$355,402	$348,361
Commercial operating income/(loss)	580	125	2,718	(536)
Non-property income	372	1,247	1,546	3,153
Real estate depreciation and amortization	(65,627)	(62,685)	(195,890)	(181,849)
Interest	(46,130)	(46,835)	(133,084)	(137,010)
General and administrative and property management	(13,932)	(12,507)	(43,509)	(36,192)
Other operating expenses	(321)	(308)	(946)	(907)
Net gain on sale of depreciable property	86,804	65,669	137,256	114,497
Minority interests	(4,372)	(3,541)	(6,135)	(5,972)

Net income per the Consolidated Statement of Operations	$78,829	$59,352	$117,358	$103,545

Same Communities

For the three months ended September 30, 2007, our same communities (those communities acquired, developed, and stabilized prior to September 30, 2006, and held on September 30, 2007, which consisted of 56,216 apartment homes) provided 85% of our property operating income.

For the third quarter of 2007, same community property operating income increased 8.5% or $8.1 million compared to the same period in 2006. The increase in property operating income was primarily attributable to a 5.2% or $7.7 million increase in revenue and a 0.8% or $0.4 million decrease in operating expenses. The increase in revenues from rental and other income was primarily driven by a 3.7% or $5.4 million increase in rental rates, a 12.0% or $1.3 million increase in reimbursement income and fee income, a 26.7% or $0.7 million decrease in concession expenses, and a 1.3% or $0.1 million decrease in vacancy loss. Physical occupancy increased 0.2% to 94.9%.

The decrease in property operating expenses was primarily driven by a 3.4% or $0.4 million decrease in personnel costs, an 8.2% of $0.4 million decrease in administrative and marketing costs, a 3.6% or $0.3 million decrease in repair and maintenance costs, and a 6.6% or $0.2 million decrease in insurance costs. These decreases in expenses were partially offset by a 6.1% or $0.8 million increase in real estate taxes.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property operating income divided by property rental income) remained constant at 66.4%.

For the nine months ended September 30, 2007, our same communities provided 84% of our property operating income. Same community property operating income increased 7.1% or $19.8 million compared to the same period in 2006. The increase in property operating income was primarily attributable to a 5.0% or $21.7 million increase in revenue and a 1.2% or $1.9 million increase in operating expenses. The increase in revenues from rental and other income was primarily driven by a 4.5% or $19.5 million increase in rental rates, a 13.4% or $4.2 million increase in reimbursement income and fee income, and a 3.4% or $0.3 million decrease in concession expense. These increases were partially offset by a 9.0% or $2.0 million increase in vacancy loss, and a 20.8% or $0.5 million increase in bad debt expense. Physical occupancy decreased 0.3% to 94.5%.

The increase in property operating expenses was primarily driven by a 12.8% or $1.0 million increase in insurance expense, a 1.9% or $0.8 million increase in personnel expense, a 1.8% or $0.8 million increase in real estate taxes, and a 1.2% or $0.3 million increase in repair and maintenance expense. These increases were partially offset by a 6.9% or $0.9 million decrease in administrative and marketing costs.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin increased 1.3% to 65.5%.

Non-Mature Communities

The remaining 16% or $58.4 million of our property operating income during the nine months ended September 30, 2007, was generated from communities that we classify as “non-mature communities.” UDR’s non-mature communities consist primarily of communities acquired or developed in 2006 and 2007, sold properties, redevelopment properties, properties classified as real estate held for disposition and condominium properties.

Real Estate Depreciation and Amortization

For the three and nine months ended September 30, 2007, real estate depreciation and amortization on both continuing and discontinued operations increased 4.8% or $2.9 million and 7.6% or $13.7 million compared to the same period in 2006, primarily due to the increase in per home acquisition cost compared to the existing portfolio and other capital expenditures.

Interest Expense

For the three months ended September 30, 2007, interest expense on both continuing and discontinued operations decreased 1.5% or $0.7 million compared to the same period in 2006. For the three months ended September 30, 2007, the weighted average amount of debt outstanding increased 7.0% or $236.6 million compared to the same period in 2006 and the weighted average interest rate decreased from 5.6% in 2006 to 5.4% in 2007. The weighted average amount of debt outstanding during 2007 is slightly higher than 2006 as acquisition costs in 2007 have been funded, in most part, by the issuance of debt. The decrease in weighted average interest rate during 2007 reflects short-term bank borrowings and variable rate debt that had lower interest rates in 2007 when compared to the same period in 2006.

For the nine months ended September 30, 2007, interest expense on both continuing and discontinued operations decreased 2.9% or $3.9 million compared to the same period in 2006. For the nine months ended September 30, 2007, the weighted average amount of debt outstanding increased 6.9% or $226.5 million compared to the same period in 2006 and the weighted average interest rate decreased from 5.4% in 2006 to 5.3% in 2007. The weighted average amount of debt outstanding during 2007 is slightly higher than 2006 as acquisition costs in 2007 have been funded, in most part, by the issuance of debt. The decrease in the weighted average interest rate during 2007 reflects short-term bank borrowings and variable rate debt that had lower interest rates in 2007 when compared to the same period in 2006.

General and Administrative

For the three months ended September 30, 2007, general and administrative expenses increased $1.3 million or 18.1% compared to the same period in 2006. For the nine months ended September 30, 2007, general and administrative expenses increased $7.2 million or 34.2% compared to the same period in 2006. These increases were due to a number of factors, including increases in personnel costs, incentive compensation, and legal and professional fees.

Gains on the Sales of Land and Depreciable Property

For the three and nine months ended September 30, 2007, we recognized after-tax gains for financial reporting purposes of $86.8 million and $137.3 million compared to $65.7 million and $114.5 million for the comparable period in 2006. Changes in the level of gains recognized from period to period reflect the changing level of our divestiture activity from period to period, as well as the extent of gains related to specific properties sold.

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

Off-Balance Sheet Arrangements

We do not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

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

See our Annual Report on Form 10-K for the year ended December 31, 2006 “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of September 30, 2007, our market risk has not changed materially from the amounts reported on our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	CONTROLS AND PROCEDURES

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. In addition, our Chief Executive Officer and our Chief Financial Officer concluded that during the quarter ended September 30, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities.  We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of September 30, 2007, we had approximately $370.9 million of variable rate indebtedness outstanding, which constitutes approximately 11% of our total outstanding indebtedness as of such date. An increase in interest rates would increase our interest expenses to the extent our variable rate debt is not hedged effectively, and it would increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of our common and preferred stock and debt securities.

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

Risk of Earthquake Damage.  Certain of our West Cost communities are located in the general vicinity of active earthquake faults. An earthquake could cause damage or losses greater than insured levels. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected community, as well as anticipated future revenue from that community. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. Any such loss could materially and adversely affect our business and our financial condition and results of operations.

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

In February 2006, our Board of Directors authorized a 10 million share repurchase program. This program authorizes the repurchase of our common stock in open market purchases, in block purchases, privately negotiated transactions, or otherwise. As reflected in the table below, 751,200 shares of common stock were repurchased under this program during the quarter ended September 30, 2007.

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as	that May Yet
	Total Number	Average	Part of Publicly	be Purchased
	of Shares	Price	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

Beginning Balance	1,131,000	$28.42	1,131,000	8,869,000
July 1, 2007 through July 31, 2007	320,200	27.12	320,200	8,548,800
August 1, 2007 through August 31, 2007	—	N/A	—	8,548,800
September 1, 2007 through September 30, 2007	431,000	23.97	431,000	8,117,800

Balance as of September 30, 2007	1,882,200	$27.18	1,882,200	8,117,800

Item 6.	EXHIBITS

The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, INC. (registrant)

Date: November 9, 2007	/s/ Michael A. Ernst
Michael A. Ernst
Executive Vice President and Chief Financial Officer

Date: November 9, 2007	/s/ David L. Messenger
David L. Messenger
Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Second Amended and Restated Credit Agreement dated as of July 27, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 27, 2007 and filed with the SEC on August 2, 2007, Commission File No. 1-10524).
10.2	Amended and Restated Credit Agreement dated as of May 25, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 25, 2005, filed with the Securities and Exchange Commission on May 27, 2005, Commission File No. 1-10524).
10.3	Limited Liability Company Agreement of UDR Texas Ventures LLC, dated as of November 5, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 5, 2007 and filed with the SEC on November 9, 2007, Commission File No. 1-10524).
12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.