Form 10-K
period 2007-12-31
UDR, Inc.
filed 2008-02-26
CIK 74208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (720) 283-6120

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
6.75% Series G Cumulative Redeemable Preferred Stock	New York Stock Exchange
8.50% Monthly Income Notes Due 2008	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the shares of common stock held by non-affiliates on June 29, 2007 was approximately $2.2 billion. This calculation excludes shares of common stock held by the registrant’s officers and directors and each person known by the registrant to beneficially own more than 5% of the registrant’s outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose. As of February 15, 2008 there were 133,347,522 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 29, 2008.

PART I

Item 1.	BUSINESS

General

UDR, Inc. is a self administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities nationwide. At December 31, 2007, our apartment portfolio included 234 communities located in 30 markets, with a total of 65,867 completed apartment homes.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code. To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gain) to our stockholders annually. As a qualified REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on our net income to the extent we distribute such net income to our stockholders annually. In 2007, we declared total distributions of $1.32 per common share to our stockholders, which represents our 31st year of consecutive dividend increases to our stockholders.

We were formed in 1972 as a Virginia corporation. In June 2003, we changed our state of incorporation from Virginia to Maryland. Our corporate offices are located at 1745 Shea Center Drive, Suite 200, Highlands Ranch, Colorado. As of February 15, 2008, we had 1,787 full-time employees and 132 part-time employees.

Our subsidiaries include two operating partnerships, Heritage Communities L.P., a Delaware limited partnership, and United Dominion Realty L.P., a Delaware limited partnership, and RE3, our subsidiary that focuses on development, land entitlement and short-term hold investments. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” “the company,” or “UDR” refer collectively to UDR, Inc. and its subsidiaries.

Business Objectives

Our principal business objective is to maximize the economic returns of our apartment communities to provide our stockholders with the greatest possible total return and value. To achieve this objective, we intend to continue to pursue the following goals and strategies:

•	own and operate apartments in markets that have the best growth prospects based on favorable job formation and low single-family home affordability, thus enhancing stability and predictability of returns to our stockholders,

•	manage real estate cycles by taking an opportunistic approach to buying, selling, and building apartment communities,

•	empower site associates to manage our communities efficiently and effectively,

•	measure and reward associates based on specific performance targets, and

•	manage our capital structure to ensure predictability of earnings and dividends.

2007 Accomplishments

•	We increased our common stock dividend for the 31st consecutive year.

•	We completed over $1.7 billion of capital transactions in 2007.

•	We acquired 2,671 apartment homes in 13 communities for approximately $404.1 million, six parcels of land for $70.7 million, and invested $11.8 million in an operating joint venture.

•	We completed the disposition of 12 apartment communities with 3,435 apartment homes for an aggregate sales price of approximately $403.0 million, and one parcel of land for $4.5 million. In addition, we sold 61 condominiums within two communities for a total consideration of $10.4 million.

•	We established a $650 million joint venture with a large domestic institutional partner. The venture owns a portfolio of 3,690 stabilized homes located in nine multi-family communities in Austin, Dallas and Houston, Texas, and another 302 homes currently under development in Dallas, Texas. UDR realized proceeds of $326.2 million for the properties and has a 20% interest in the venture.

UDR’s Strategies and Vision

In the first quarter of 2007, UDR announced its vision to be the innovative multifamily real estate investment of choice. We identified four strategies to guide decision-making and accelerated growth:

1. Strengthen our portfolio

2. Expand RE3

3. Transform operations

4. Source low-cost capital

Strengthen our Portfolio

UDR is focused on increasing its presence in markets with strong job growth, low housing affordability, and a favorable demand/supply ratio for multifamily housing. Portfolio decisions consider third-party research, taking into account job growth, multifamily permitting, and housing affordability. In January 2008, UDR announced that it has entered into a contract to sell 25,684 apartment homes in 86 communities for $1.7 billion. The transaction is expected to close on or about March 3, 2008, at which time UDR will receive $1.5 billion in cash and a note in the principal amount of $200 million. The note matures on the same date as the buyer’s senior financing, may be prepaid 14 months from the date of the note, bears interest at a fixed rate of 7.5% per annum and is secured by a pledge and security agreement and a guarantee. Closing is subject to customary closing conditions. Upon completion of the transaction, UDR will own 40,183 homes in 148 communities.

This portfolio sale dramatically accelerates UDR’s transformation to focus on markets that have the best growth prospects based on favorable job formation and low single-family home affordability. Upon completion of the sale, UDR expects that approximately 90% of its net operating income will be generated from homes located in markets on the Pacific Coast, the Virginia-Washington, D.C. corridor and Florida.

Acquisitions

During 2007, in conjunction with our strategy to strengthen our portfolio, UDR acquired 13 communities with 2,671 apartment homes at a total cost of approximately $404.1 million, including the assumption of secured debt. In addition, we purchased six parcels of land for $70.7 million and invested $11.8 million in an operating joint venture. UDR is targeting apartment community acquisitions in markets where job growth expectations are above the national average, home affordability is low, and the demand/supply ratio for multi-family housing is favorable.

When evaluating potential acquisitions, we consider:

•	population growth, cost of alternative housing, overall potential for economic growth and the tax and regulatory environment of the community in which the property is located,

•	geographic location, including proximity to our existing communities which can deliver significant economies of scale,

•	construction quality, condition and design of the community,

•	current and projected cash flow of the property and the ability to increase cash flow,

•	potential for capital appreciation of the property,

•	ability to increase the value and profitability of the property through upgrades and repositioning,

•	terms of resident leases, including the potential for rent increases,

•	occupancy and demand by residents for properties of a similar type in the vicinity,

•	prospects for liquidity through sale, financing, or refinancing of the property, and

•	competition from existing multifamily communities and the potential for the construction of new multifamily properties in the area.

The following table summarizes our apartment acquisitions and our year-end ownership position for the past five years (dollars in thousands):

	2007	2006	2005	2004	2003

Homes acquired	2,671	2,763	2,561	8,060	5,220
Homes owned at December 31	65,867	70,339	74,875	78,855	76,244
Total real estate owned, at cost	$5,952,541	$5,820,122	$5,512,424	$5,243,296	$4,351,551

Dispositions

We regularly monitor and adjust our assets to increase the quality and performance of our portfolio. During 2007, we sold over 7,000 of our slower growing, non-core apartment homes while exiting some markets, specifically Colorado and Georgia, in an effort to increase the quality and performance of our portfolio. Proceeds from the disposition program were used primarily to reduce debt and fund acquisitions.

Factors we consider in deciding whether to dispose of a property include:

•	current market price for an asset compared to projected economics for that asset,

•	potential increases in new construction in the market area,

•	areas where the economy is not expected to grow substantially, and

•	markets where we do not intend to establish long-term concentration.

At December 31, 2007, we had 86 communities with a total of 25,684 apartment homes, two communities with a total of 579 condominiums, and one commercial unit classified as real estate held for disposition. In January 2008, UDR announced that it had entered into a contract in the fourth quarter of 2007 to sell 25,684 apartment homes in 86 communities for $1.7 billion.

Expanding RE3

RE3 is our subsidiary that focuses on development, land entitlement and short-term hold investments. We expanded its development and redevelopment pipelines through a variety of activities. At December 31, 2007, UDR’s total development pipeline totaled over 16,600 homes with a budget over $2.7 billion.

Our wholly owned, under development pipeline stands at 6,386 homes with a budgeted cost of $1.0 billion, of which 3,234 homes in five communities are under construction and the remaining 3,152 homes will be built on 12 land sites. An additional 1,594 homes budgeted at $244 million are completed developments or developments in progress in a pre-sale, contract-to-purchase program. Our completed redevelopment and redevelopment pipeline stands at 2,956 homes with a budgeted cost of $150 million, our future development pipeline of owned properties provides for construction of an additional 4,419 homes budgeted at $848 million, and the remaining 1,304 homes with a budgeted cost of $395 million comprise our interest in one consolidated development joint venture and three unconsolidated joint ventures.

Development Activities

The following wholly owned projects were under development as of December 31, 2007:

	Number of	Completed	Cost to	Budgeted	Estimated	Expected
	Apartment	Apartment	Date	Cost	Cost	Completion
	Homes	Homes	(In thousands)	(In thousands)	Per Home	Date

Riachi at One21 — Phase I
Plano, TX	202	202	$18,197	$18,000	$89,109	4Q07
Tiburon — Phase I
Houston, TX	320	184	19,244	22,000	68,750	2Q08
Addison Assemblage
Dallas, TX	2,712	—	60,842	352,000	129,794	—

	3,234	386	$98,283	$392,000	$121,212

The first phase of the Addison Assemblage will deliver 684 homes in the third quarter of 2010.

In addition, we owned 12 parcels of land held for future development aggregating $124.5 million at December 31, 2007.

Redevelopment Activities

During 2007, we continued to reposition properties in targeted markets where we concluded there was an opportunity to add value and achieve greater than inflationary increases in rents over the long term. In 2007, we spent $194.4 million or $2,829 per home on capital expenditures for all of our communities, excluding development, condominium conversions and commercial properties. These capital improvements included turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as roofs, siding, parking lots, and asset preservation capital expenditures, which aggregated $44.4 million or $646 per home. In addition, revenue enhancing capital expenditures, kitchen and bath upgrades, upgrades to HVAC equipment, and other extensive exterior/interior upgrades totaled $78.2 million or $1,138 per home, and major renovations totaled $71.8 million or $1,045 per home for the year ended December 31, 2007.

Joint Venture Activities

The following consolidated joint venture project was under development as of December 31, 2007:

	Number of	Completed	Cost to	Budgeted	Estimated	Expected
	Apartment	Apartment	Date	Cost	Cost	Completion
	Homes	Homes	(In thousands)	(In thousands)	Per Home	Date

Jefferson at Marina del Rey
Marina del Rey, CA	298	—	$123,185	$138,000	$463,087	2Q08

The following unconsolidated joint venture projects were under development as of December 31, 2007:

	Number of	Completed	Cost to	Budgeted	Estimated	Expected
	Apartment	Apartment	Date	Cost	Cost	Completion
	Homes	Homes	(In thousands)	(In thousands)	Per Home	Date

Lincoln Towne Square — Phase II
Plano, TX	302	—	$13,476	$25,000	$82,781	3Q08
Ashwood Commons
Bellevue, WA	274	—	47,171	97,000	354,015	4Q08
Bellevue Plaza
Bellevue, WA	430	—	37,990	135,000	313,953	4Q10

	1,006		$98,637	$257,000	$255,467

UDR owns a 20% interest in a joint venture to which UDR sold nine operating properties, consisting of 3,690 homes, and contributed Lincoln Town Square II, as noted above. In addition, UDR owns a 49% interest in an operating joint venture which owns and operates a recently completed 23-story, 166 apartment home high rise community in Bellevue, WA.

Transforming Operations

During 2007, UDR has been committed to growing net operating income through automation and improving the ease of doing business with us. Since adopting our new Corporate Strategies, UDR selected and began to deploy YieldStar revenue management software, launched a newly redesigned, customer-oriented web site with better features, and improved the quality of our photos on the web. The new www.udr.com web site features side-by-side apartment and floor plan comparisons, enhanced mapping, additional pricing options, 360 degree virtual tours, a furniture arrangement feature, mobile web site access, and click-to-chat and click-to-call for online support. In the first month following the launch, UDR experienced the highest unique visitor traffic in its history.

UDR also launched a new Spanish-language site, marketing to Latinos, the nation’s fastest-growing ethnic group. The site offers over 4,000 Spanish translated web pages and includes apartments for rent search resources. The website can be found at http://es.udr.com and can also be found on any web-enabled mobile device.

These enhancements have increased traffic and reduced administrative and marketing costs as we implemented internet initiatives and technology solutions to drive traffic from low cost or no cost sources. As a result, customer acquisition costs have been reduced significantly.

Sourcing Low-Cost Capital

During 2007, UDR established a $650 million joint venture with a large domestic institutional partner. The venture owns a portfolio of 3,690 stabilized homes located in nine multi-family communities in Austin, Dallas and Houston, Texas, and another 302 homes currently under development in Dallas, Texas. In addition to this $350 million initial pool of assets, the joint venture contains a $300 million expansion feature for future acquisitions. At closing, the venture secured a $232 million, seven year, interest only mortgage which is recourse only to the properties and bears interest at a rate of 5.61% per annum. The venture secured a commitment for a loan in the principal amount of $21.7 million to replace construction financing on an apartment community under development. The take-out loan provides for interest only, bears interest at 5.55% per annum and will have a term of 6 years. UDR realized proceeds of $326.2 million for the properties and we hold a 20% interest in the venture. In addition to the upfront proceeds, UDR has the opportunity for future proceeds after certain IRR hurdles are achieved.

Financing Activities

As part of our plan to strengthen our capital structure, we utilized proceeds from dispositions, debt and equity offerings and refinancings to extend maturities, pay down existing debt, and acquire apartment communities. The following is a summary of our major financing activities in 2007:

•	Repaid $186.8 million of secured debt and $167.3 million of unsecured debt.

•	Sold $150 million aggregate principal amount of 5.50% senior unsecured notes due April 2014 in March 2007 under our medium-term note program. The net proceeds of approximately $149 million were used for debt repayment.

•	Redeemed 5,416,009 shares of our 8.60% Series B Cumulative Redeemable Preferred Stock on May 29, 2007, the redemption date, for a cash redemption price of $25 per share plus accrued and unpaid dividends to the redemption date.

•	Sold $135 million, or 5,400,000 shares, of our 6.75% Series G Cumulative Redeemable Preferred Stock in May 2007. The shares have a liquidation preference of $25 per share and will be redeemable at par at the option of UDR on or after May 31, 2012. The net proceeds from the offering were used to fund the redemption of all of the outstanding shares of our 8.60% Series B Cumulative Redeemable Preferred Stock.

•	Amended and restated our existing three-year $500 million unsecured revolving credit facility with a maturity date of May 31, 2008, to increase the facility to $600 million and to extend its maturity to July 26, 2012. Under certain circumstances, we may increase the facility to $750 million.

•	Repurchased 3,114,500 shares of our common stock at an average price per share of $25.02 under our 10 million share repurchase program during the twelve months ended December 31, 2007.

Markets and Competitive Conditions

Upon completion of the portfolio sale announced in January 2008, we expect that approximately 90% of our net operating income will be generated from homes located in markets on the Pacific Coast, the Virginia-Washington, D.C. corridor and Florida. We believe that this diversification increases investment opportunity and decreases the risk associated with cyclical local real estate markets and economies, thereby increasing the stability and predictability of our earnings.

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

We believe that, in general, we are well-positioned to compete effectively for residents and investments. We believe our competitive advantages include:

•	a fully integrated organization with property management, development, acquisition, marketing and financing expertise,

•	scalable operating and support systems,

•	purchasing power,

•	geographic diversification with a presence in 30 markets across the country, and

•	significant presence in many of our major markets that allows us to be a local operating expert.

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

Communities

At December 31, 2007, our apartment portfolio included 234 communities having a total of 65,867 completed apartment homes. The overall quality of our portfolio has significantly improved with the disposition of non-core apartment homes and our upgrade and rehabilitation program. The upgrading of the portfolio provides several key benefits related to portfolio profitability. It enables us to raise rents more significantly and to attract residents with higher levels of disposable income who are more likely to accept the transfer of expenses, such as water and sewer costs, from the landlord to the resident. In addition, it potentially reduces recurring capital expenditures per apartment home, and therefore should result in increased cash flow.

Same Community Comparison

Same community property net operating income increased 7.0% or $17.7 million compared to 2006. The increase in property net operating income was primarily attributable to a 5.0% or $18.8 million increase in revenues from rental and other income and a 0.9% or $1.1 million increase in operating expenses. The increase in revenues from rental and other income was primarily driven by a 4.2% or $16.2 million increase in rental rates, an 11.4% or $3.0 million increase in reimbursement income and fee income, and a 16.2% or $1.0 million decrease in rental concessions. These increases were partially offset by a 6.8% or $1.3 million increase in vacancy loss. Physical occupancy decreased 0.2% to 94.6%.

The increase in property operating expenses was primarily driven by a 5.2% or $1.8 million increase in real estate taxes that was partially offset by a 7.6% or $0.8 million decrease in administrative and marketing costs.

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

Tax Matters

We have elected to be taxed as a REIT under the Code. To continue to qualify as a REIT, we must continue to meet certain tests that, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than net capital gains) to our stockholders annually. Provided we maintain our qualification as a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on our net income to the extent such net income is distributed to our stockholders annually. Even if we continue to qualify as a REIT, we will continue to be subject to certain federal, state and local taxes on our income and property.

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

Executive Officers of the Company

The following table sets forth information about our executive officers as of February 15, 2008. The executive officers listed below serve in their respective capacities at the discretion of our board of directors.

Name	Age	Office	Since

Thomas W. Toomey	47	Chief Executive Officer — President and Director	2001
W. Mark Wallis	57	Senior Executive Vice President	2001
Michael A. Ernst	47	Executive Vice President and Chief Financial Officer	2006
Richard A. Giannotti	52	Executive Vice President — Asset Quality	1985
Matthew T. Akin	40	Senior Vice President — Acquisitions & Dispositions	1994
Mark M. Culwell, Jr.	56	Senior Vice President — Development	2006
Jerry A. Davis	45	Senior Vice President — Property Operations	2007
David L. Messenger	37	Senior Vice President & Chief Accounting Officer	2002
Katie Miles-Ley	46	Senior Vice President — Human Resources	2007
Stacy M. Riffe	42	Senior Vice President, Chief Financial Officer — RE3	2007
Dhrubo K. Sircar	55	Senior Vice President, Chief Information Officer	2007
Thomas A. Spangler	47	Senior Vice President — Business Development	1998

Name	Age	Office	Since

S. Douglas Walker	52	Senior Vice President — Transactions	2006
Mary Ellen Norwood	53	Vice President — Legal Administration & Secretary	2001
Thomas P. Simon	47	Vice President & Treasurer	2006

Set forth below is certain biographical information about our executive officers.

Mr. Toomey spearheads the vision and strategic direction of the company and oversees its executive officers. He joined us in February 2001 as President, Chief Executive Officer and Director. Prior to joining us, Mr. Toomey was with Apartment Investment and Management Company (AIMCO) from January 1995 until February 2001, where he served as Chief Operating Officer for two years and Chief Financial Officer for four years. During his tenure at AIMCO, Mr. Toomey was instrumental in the growth of AIMCO from 34,000 apartment homes to 360,000 apartment homes. He has also served, from 1990 to 1995, as a Senior Vice President and Treasurer at Lincoln Property Company, a national real estate development, property management and real estate consulting company. Mr. Toomey began his career at Arthur Andersen & Co. serving real estate and banking clients as an Audit Manager. He currently serves as a member of the boards of the National Association of Real Estate Investment Trusts (NAREIT) and the National Multi Housing Council (NMHC). Additionally, Mr. Toomey serves as Chairman of the Real Estate Roundtable Task Force on Avian Flu Pandemic Preparedness and is an Oregon State University Foundation Trustee.

Mr. Wallis oversees the areas of acquisitions, dispositions, asset quality and development. He joined us in April 2001 as Senior Executive Vice President responsible for acquisitions, dispositions, condominium conversions, legal and certain administrative matters. Since that time, his focus has shifted to acquisitions, dispositions, asset quality and development. Prior to joining us, Mr. Wallis was the President of Golden Living Communities, a company he established in 1995 to develop senior housing. During his tenure at Golden Living, Mr. Wallis was involved in the development of eight communities containing over 1,200 assisted and independent living apartments. From 1980 to 1995, Mr. Wallis was Executive Vice President of Finance and Administration at Lincoln Property Company where he handled interim and permanent financing for office, retail, multi-family and mixed-use developments. His responsibilities also included the negotiation of acquisitions, dispositions, and management contracts, and he oversaw the direction of the national accounting and computer services divisions. Prior to joining Lincoln, Mr. Wallis served as Vice President of Finance for Folsom Investments, Inc., a large diversified real estate developer. Mr. Wallis began his career as an auditor at Alford, Meroney and Company, a Dallas CPA firm.

Mr. Ernst oversees the areas of corporate accounting, financial planning and analysis, investor relations, treasury operations and SEC reporting. He joined us in July 2006 as Executive Vice President and Chief Financial Officer. Prior to joining us, Mr. Ernst was with Prentiss Properties Trust (Prentiss), where he most recently served as Executive Vice President and Chief Financial Officer. He joined Prentiss in 1997 in the role of Vice President and Treasurer, and was promoted to Senior Vice President and Chief Financial Officer in 1999, and then to Executive Vice President and Chief Financial Officer in 2001. During his tenure at Prentiss, Mr. Ernst was involved in the development of corporate strategy, was active in corporate mergers and acquisitions activity and structured in excess of $3.5 billion in capital transactions. He was a member of Prentiss’s investment committee and was responsible for corporate and property accounting, capital markets, investor relations and financial planning and analysis. Prior to that, Mr. Ernst worked for Nations Bank, now Bank of America, where he was a Senior Vice President in their real estate finance group.

Mr. Giannotti oversees redevelopment projects and acquisition efforts and development projects in the mid-Atlantic region. He joined us in September 1985 as Director of Development and Construction. He was elected Assistant Vice President in 1988, Vice President in 1989, and Senior Vice President in 1996. In 1998, he was assigned the additional responsibilities of Director of Development for the Eastern Region. In 2003, Mr. Giannotti was promoted to Executive Vice President — Asset Quality to manage the company’s Asset Quality program and to be responsible for the direction of recurring capital expenditures for asset preservation, initial capital expenditures relating to acquisitions and redevelopment projects. In 2006, Mr. Giannotti’s responsibilities shifted to focus on acquisition efforts and development projects in the mid-Atlantic region as well as redevelopment projects.

Mr. Akin oversees the company’s acquisition and disposition efforts. He joined us in 1996 in connection with the merger with SouthWest Property Trust, where he had been a Financial Analyst since 1994. He was promoted to Due Diligence Analyst in April 1998 and to Asset Manager for the Western Region in 1999. Mr. Akin was promoted to Vice President, Senior Business Analyst in September 2000 and his focus shifted to acquisitions for the Western Region. In May 2004, he was promoted to Vice President — Acquisitions, and in August 2006, he was promoted to Senior Vice President — Acquisitions and Dispositions. Prior to joining SouthWest Property Trust, Mr. Akin was with Lexford Properties from 1989 to 1994, where he began as Staff Accountant and was promoted to Assistant Controller.

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

Mr. Davis oversees property operations. He originally joined us in March 1989 as Controller and subsequently moved into Operations as an Area Director. In 2001, Mr. Davis accepted the position of Chief Operating Officer of JH Management Co., a California-based apartment company. He returned to UDR in March 2002 and was promoted to Vice President, Area Director in September 2004, where he oversaw operations in California, Washington, Oregon and Arizona. In November 2007, he was promoted to Senior Vice President — Property Operations, responsible for company-wide property operations. Prior to joining us in 1989, Mr. Davis was with Crestar Bank as a Financial Analyst from 1986 to 1989. He began his career in 1984 as a Staff Accountant for Arthur Young & Co.

Mr. Messenger oversees all aspects of the company’s accounting functions. He joined us in August 2002 as Vice President and Controller. In that role, Mr. Messenger was responsible for SEC reporting, Sarbanes-Oxley compliance and supervision of all accounting functions. In March 2006, Mr. Messenger was appointed Vice President and Chief Accounting Officer and in January 2007, while retaining the Chief Accounting Officer title, he was promoted to Senior Vice President. Prior to joining us, Mr. Messenger was owner and President of TRC Management Company, a restaurant management company in Chicago. He has worked as a Controller at HMS Resource, Inc. Mr. Messenger began his career with Ernst & Young LLP, as a manager in their Chicago real estate division.

Ms. Miles-Ley oversees employee relations, organizational development, succession planning, staffing and recruitment, compensation, training and development, benefits administration, HRIS and payroll. She joined us in June 2007 as Senior Vice President — Human Resources. Prior to joining us, Ms. Miles-Ley was with Starz Entertainment Group LLC (SEG) from 2001 to 2007 where she served as Vice President, Human Resources & Organizational Development. In this role, Ms. Miles-Ley was primarily responsible for the strategic planning and implementation of human resource functions in alignment with SEG’s business plan. Prior to her time at SEG, Ms. Miles-Ley had over twenty years of experience with both domestic and international work forces, including her tenure from 1994 to 1997 as Corporate Director of Employee Relations and Development with Tele-Communications, Incorporated. From 1993 to 1994, she held the position of HR Generalist with Sprint International, where she was responsible for the execution of HR policies across numerous worldwide business units. Ms. Miles-Ley was with Close Up Foundation in Alexandria, VA, as an HR Generalist from 1992 to 1993. She began her career at the American Red Cross as an Employee Relations Case Manager in Wildflecken, West Germany.

Ms. Riffe oversees all accounting and tax planning in our RE3 subsidiary, manages enterprise-wide forecasting, oversees Corporate Tax, Risk Management, Legal Administration, and is the company’s Corporate Compliance Officer. She joined us in February 2007 as Senior Vice President, Chief Financial Officer — RE3, the company’s subsidiary that focuses on development, redevelopment, land entitlement and short term hold investments. In June 2007, she assumed the added responsibilities of Corporate Compliance Officer and oversight of the Corporate Tax, Risk Management and Legal Administration departments. Prior to joining us, Ms. Riffe was with Sunset Financial Resources, Inc. (SFO), where she most recently served as Interim Chief Executive Officer. She joined SFO in 2005, as Chief Financial Officer and Secretary, and was appointed in 2006 to serve as Interim Chief Executive Officer through the completion of SFO’s merger with Alesco Financial. From 2002 to 2005, Ms. Riffe held the position of Chief Financial Officer and Secretary for U.S. Restaurant Properties Inc. (USRP), where she was responsible for capital markets, corporate governance, SEC reporting, tax compliance and was the USRP point person for the merger between USRP and CNL Restaurant Properties, Inc., now Trustreet Properties, Inc. From 1999 to 2002, she held the position of Vice President and Chief Financial Officer with The Mail Box, a privately held print and mail company in Dallas. She was with Pinnacle Restaurant Group LLC from 1998 to 1999 in the role of Vice President and Chief Financial Officer. Prior to that, Ms. Riffe was employed by Casa Olé Restaurants, Inc. from 1996 to 1997 as Senior Vice President, Chief Financial Officer, Secretary and Treasurer. From 1991 to 1996, Ms. Riffe was employed by Spaghetti Warehouse, Inc., where she began as Assistant Controller, was promoted to Director of Budgeting and Financial Planning in July 1992, and to Controller and Treasurer in May 1993. Ms. Riffe began her career in the audit department of KPMG Peat Marwick’s Dallas office.

Mr. Sircar oversees all aspects of the company’s Technology Management. He joined us in July 2007 as Senior Vice President, Chief Information Officer. Prior to joining the company, Mr. Sircar was with Wachovia Corporation from 1995 to 2007, where he began as a Systems Manager. In 1997 he was promoted to Strategic Technology Partner and to Vice President, Division Information Officer in 1999. Mr. Sircar was promoted to Senior Vice President, Division Information Officer of Finance Technology in 2003, where he oversaw the technology aspects of numerous business transformations and optimization initiatives. Prior to Mr. Sircar’s tenure with Wachovia, he was with Royal Insurance Company as Applications Manager from 1985 to 1995. He began his career as Project Leader, Professional Services, for Burroughs Corporation.

Mr. Spangler oversees internal audit, utilities management, procurement and non-rental revenue programs. He joined us in August 1998 as Assistant Vice President, Operational Planning and Asset Management, and was promoted to Vice President, Director of Operational Planning and Asset Management that same year. He was promoted to Senior Vice President — Business Development in February 2003, and served in the additional role of Chief Risk Officer from 2003 to December 2006. Prior to joining us, Mr. Spangler served for nine years as an Asset Manager for Summit Enterprises, Inc. of Virginia, a private investment management firm, where he oversaw a portfolio consisting of agricultural, commercial, mixed-use commercial, industrial and residential properties.

Mr. Walker oversees the company’s Asset Quality, Kitchen & Bath and “Green Building” programs in addition to all non-residential owned and leased real estate. He joined us in May 2006 as Senior Vice President — Transactions. Mr. Walker is responsible for the direction of recurring capital expenditures for asset preservation, initial capital expenditures relating to acquisitions, insurance claims, the kitchen & bath program, all of UDR owned and leased real estate, and the company’s “Green Building” program. He has authored “Green Building” articles for industry publications and has been recognized by the EPA and the Department of Energy for his contributions to the commercial real estate industry. Prior to joining us, Mr. Walker served as a consultant to the multi-family industry. He served as President of Harwood Pacific, a Dallas-based developer of mixed-use high-rise office projects. He was also President of Harwood Management, a division of Harwood International, from 1994 to 2002, where he was responsible for operations of an $800 million portfolio of properties in Europe and the U.S.

Ms. Norwood oversees the company’s legal department, coordinates outside legal services and is the company’s Corporate Secretary. She joined us in August 2001 as Vice President — Legal Administration and Corporate Secretary. Prior to joining us, Ms. Norwood was employed by Centex Corporation in various legal capacities for 15 years, the most recent of which was as its Legal Administrator. Centex is a New York Stock Exchange listed company that operates in the home building, financial services, construction products, construction services and investment real estate business segments.

Mr. Simon oversees capital markets and treasury management. He joined us in October 2006 as Vice President and Treasurer. Prior to joining us, Mr. Simon was with Prentiss Properties Trust (Prentiss) where he most recently served as Senior Vice President and Treasurer. Mr. Simon’s tenure at Prentiss began in 1985 when he joined Cadillac Fairview US, a publicly-held precursor to Prentiss, in the role of tax analyst. In 1987 he was promoted to Corporate Controller, to Vice President Accounting in 1992, and to Senior Vice President and Chief Accounting Officer in 1999. In May 2004, Mr. Simon took over the role of Senior Vice President and Treasurer. During his tenure at Prentiss, Mr. Simon was responsible for the design and implementation of new accounting systems; served as project leader for the implementation of Sarbanes Oxley; and the negotiation of construction financing, property level financing, corporate financings and interest rate hedge transactions. He was integrally involved in the merger of Prentiss with Brandywine Realty Trust, including the transfer, pay-off, or defeasance of the Prentiss debt portfolio. Mr. Simon began his career at Fox & Company, now Grant Thornton, as a tax accountant.

Available Information

We file electronically with the Securities and Exchange Commission our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports on the day of filing with the SEC on our website at www.udr.com, or by sending an e-mail message to ir@udr.com.

NYSE Certification

On May 31, 2007, our Chief Executive Officer submitted to the New York Stock Exchange the annual certification required by Section 303A.12(a) of the NYSE Listed Company Manual regarding our compliance with NYSE corporate governance listing standards. In addition, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2, respectively, to this Report.

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

New Acquisitions, Developments and Condominium Projects May Not Achieve Anticipated Results.  We intend to continue to selectively acquire apartment communities that meet our investment criteria and to develop apartment communities for rental operations, to convert properties into condominiums and to develop condominium projects. Our acquisition, development and condominium activities and their success are subject to the following risks:

•	an acquired apartment community may fail to perform as we expected in analyzing our investment, or a significant exposure related to the acquired property may go undetected during our due diligence procedures,

•	when we acquire an apartment community, we often invest additional amounts in it with the intention of increasing profitability. These additional investments may not produce the anticipated improvements in profitability,

•	new developments may not achieve pro forma rents or occupancy levels, or problems with construction or local building codes may delay initial occupancy dates for all or a portion of a development community, and

•	an over supply of condominiums in a given market may cause a decrease in the prices at which we expect to sell condominium properties or cause us to be unable to sell condominium properties.

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

Financing May Not Be Available and Could Be Dilutive.  Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common and preferred equity. We and other companies in the real estate industry have experienced limited availability of financing from time to time. Debt or equity financing may not be available in sufficient amounts, or on favorable terms or at all. If we issue additional equity securities to finance developments and acquisitions instead of incurring debt, the interests of our existing stockholders could be diluted.

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

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities.  We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of December 31, 2007, we had approximately $522.1 million of variable rate indebtedness outstanding, which constitutes approximately 15% of our total outstanding indebtedness as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of our common and preferred stock and debt securities.

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

Compliance or Failure to Comply with the Americans with Disabilities Act of 1990 or Other Safety Regulations and Requirements Could Result in Substantial Costs. The Americans with Disabilities Act generally requires that public buildings, including our properties, be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. From time to time claims may be asserted against us with respect to some of our properties under this Act. If, under the Americans with Disabilities Act, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations.

Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these requirements, we could incur fines or private damage awards. We do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures that will affect our cash flow and results of operations.

Real Estate Tax and Other Laws.  Generally we do not directly pass through costs resulting from compliance with or changes in real estate tax laws to residential property tenants. We also do not generally pass through increases in income, service or other taxes, to tenants under leases. These costs may adversely affect funds from operations and the ability to make distributions to stockholders. Similarly, compliance with or changes in (i) laws increasing the potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions or (ii) rent control or rent stabilization laws or other laws regulating housing, such as the Americans with Disabilities Act and the Fair Housing Amendments Act of 1988, may result in significant unanticipated expenditures, which would adversely affect funds from operations and the ability to make distributions to stockholders.

Risk of Damage from Catastrophic Weather Events.  Certain of our communities are located in the general vicinity of active earthquake faults, mudslides and fires, and others where there are hurricanes, tornadoes or risks of other inclement weather. The adverse weather events could cause damage or losses greater than insured levels. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected community, as well as anticipated future revenue from that community. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. Any such loss could materially and adversely affect our business and our financial condition and results of operations.

Insurance coverage for such catastrophic events is expensive due to limited industry capacity. As a result, we may experience shortages in desired coverage levels if market conditions are such that insurance is not available.

Terrorist Attacks May Have an Adverse Effect on Our Business and Operating Results and Could Decrease the Value of Our Assets.  Terrorist attacks and other acts of violence or war could have a material adverse effect on our business and operating results. Attacks that directly impact one or more of our apartment communities could significantly affect our ability to operate those communities and thereby impair our ability to achieve our expected results. Further, our insurance coverage may not cover all losses caused by a terrorist attack. In addition, the adverse effects that such violent acts and threats of future attacks could have on the U.S. economy could similarly have a material adverse effect on our business and results of operations.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

At December 31, 2007, our apartment portfolio included 234 communities located in 30 markets, with a total of 65,867 completed apartment homes. We own approximately 50,300 square feet of office space in Richmond, Virginia, and we lease approximately 15,500 square feet of office space in Highlands Ranch, Colorado, for our corporate headquarters. The table below sets forth a summary of our real estate portfolio by geographic market at December 31, 2007.

SUMMARY OF REAL ESTATE PORTFOLIO BY GEOGRAPHIC MARKET AT DECEMBER 31, 2007

								Average
	Number of	Number of	Percentage of	Carrying			Average	Home Size
	Apartment	Apartment	Carrying	Value	Encumbrances	Cost per	Physical	(Square
	Communities	Homes	Value	(In thousands)	(In thousands)	Home	Occupancy	Feet)

WESTERN REGION
Orange Co., CA	13	4,067	11.7%	$696,332	$146,319	$171,215	94.9%	821
San Francisco, CA	9	1,896	5.7%	339,664	—	179,148	96.3%	791
Los Angeles, CA	7	1,380	4.7%	278,375	89,574	201,721	92.9%	940
San Diego, CA	5	1,123	2.8%	166,900	39,847	148,620	94.1%	797
Inland Empire, CA	3	1,074	2.5%	147,351	—	137,198	92.2%	886
Seattle, WA	7	1,270	2.5%	147,268	68,920	115,959	95.7%	871
Monterey Peninsula, CA	7	1,565	2.5%	146,325	—	93,498	93.5%	724
Portland, OR	5	1,365	1.5%	91,537	20,891	67,060	95.2%	887
Sacramento, CA	2	914	1.1%	65,466	48,167	71,626	92.1%	820
MID-ATLANTIC REGION
Metropolitan DC	10	3,138	7.3%	432,905	90,563	137,956	89.1%	928
Raleigh, NC	11	3,663	3.9%	234,849	56,862	64,114	93.8%	957
Richmond, VA	9	2,636	3.3%	195,943	40,715	74,333	90.5%	968
Baltimore, MD	10	2,119	3.2%	188,347	—	88,885	93.2%	924
Wilmington, NC	6	1,868	1.8%	107,439	—	57,516	94.0%	952
Charlotte, NC	6	1,226	1.5%	91,768	—	74,852	94.5%	990
Norfolk, VA	6	1,438	1.3%	77,089	28,388	53,608	94.5%	1,016
Other Mid-Atlantic	13	2,817	2.6%	152,308	—	54,067	94.2%	922
SOUTHEASTERN REGION
Tampa, FL	12	4,106	5.0%	294,845	51,994	71,808	88.4%	977
Orlando, FL	12	3,476	4.1%	244,373	84,098	70,303	90.0%	955
Nashville, TN	10	2,966	3.4%	204,382	78,814	68,908	93.2%	918
Jacksonville, FL	5	1,857	2.5%	149,131	16,011	80,307	93.0%	913
Other Florida	8	2,400	2.8%	169,006	—	70,419	89.4%	917
Other Southeastern	7	1,752	1.4%	82,046	—	46,830	94.7%	819

								Average
	Number of	Number of	Percentage of	Carrying			Average	Home Size
	Apartment	Apartment	Carrying	Value	Encumbrances	Cost per	Physical	(Square
	Communities	Homes	Value	(In thousands)	(In thousands)	Home	Occupancy	Feet)

SOUTHWESTERN REGION
Dallas, TX	13	3,729	4.4%	264,749	60,639	70,997	90.6%	834
Houston, TX	13	4,263	3.4%	201,233	22,955	47,205	93.9%	801
Phoenix, AZ	4	1,205	1.6%	94,730	30,257	78,614	86.3%	1,008
Arlington, TX	5	1,428	1.2%	73,125	19,186	51,208	94.8%	808
Austin, TX	3	792	0.9%	50,843	6,630	64,196	96.6%	767
MIDWESTERN REGION
Columbus, OH	6	2,530	2.8%	169,237	39,987	66,892	95.0%	904
Other Midwestern	3	444	0.4%	25,342	—	57,077	91.6%	955
Real Estate Under Development	4	1,360	1.7%	98,283	—	n/a	n/a	n/a
Land	n/a	n/a	4.2%	247,717	86,608	n/a	n/a	n/a

Total Apartments(a)	234	65,867	99.7%	$5,928,908	$1,127,425	$90,013	92.6%	895

Commercial Property	n/a	n/a	0.3%	21,390	10,511	n/a	n/a	n/a
Richmond — Corporate	n/a	n/a	0.0%	2,243	—	n/a	n/a	n/a

Total Real Estate Owned	234	65,867	100.0%	$5,952,541	$1,137,936	$90,013	92.6%	895

(a)	Includes real estate held for disposition, real estate under development, and land, but excludes commercial property.

Item 3.	LEGAL PROCEEDINGS

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

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2007.

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

			Distributions
	High	Low	Declared

2007
1st Quarter	$34.10	$30.01	$.3300
2nd Quarter	31.24	25.76	.3300
3rd Quarter	27.68	21.03	.3300
4th Quarter	26.12	19.51	.3300
2006
1st Quarter	$29.05	$23.41	$.3125
2nd Quarter	28.82	25.50	.3125
3rd Quarter	30.81	26.97	.3125
4th Quarter	33.75	29.95	.3125

On February 15, 2008, the closing sale price of our common stock was $22.51 per share on the NYSE and there were 5,521 holders of record of the 133,347,522 outstanding shares of our common stock.

We have determined that, for federal income tax purposes, approximately 16% of the distributions for each of the four quarters of 2007 represented ordinary income, 64% represented long-term capital gain, and 20% represented unrecaptured section 1250 gain.

We pay regular quarterly distributions to holders of shares of our common stock. Future distributions will be at the discretion of our board of directors and will depend on our actual funds from operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, and other factors. The annual distribution payment for calendar year 2007 necessary for us to maintain our status as a REIT was approximately $0.18 per share of common stock. We declared total distributions of $1.32 per share of common stock for 2007.

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

Distributions declared on the Series E in 2007 were $1.33 per share or $0.3322 per quarter. The Series E is not listed on any exchange. At December 31, 2007, a total of 2,803,812 shares of the Series E were outstanding.

Series F Preferred Stock

We are authorized to issue up to 20,000,000 shares of our Series F Preferred Stock. Our Series F Preferred Stock may be purchased by holders of our operating partnership units, or OP Units, described below under “Operating Partnership Units,” at a purchase price of $0.0001 per share. OP Unitholders are entitled to subscribe for and purchase one share of our Series F Preferred Stock for each OP Unit held. At December 31, 2007, a total of 666,293 shares of the Series F Preferred Stock were outstanding at a value of $66.63. Holders of the Series F Preferred Stock are entitled to one vote for each share of the Series F Preferred Stock they hold, voting together with the holders of our common stock, on each matter submitted to a vote of securityholders at a meeting of our stockholders. The Series F Preferred Stock does not entitle its holders to any other rights, privileges or preferences.

Dividend Reinvestment and Stock Purchase Plan

We have a Dividend Reinvestment and Stock Purchase Plan under which holders of our common stock may elect to automatically reinvest their distributions and make additional cash payments to acquire additional shares of our common stock. Stockholders who do not participate in the plan continue to receive dividends as declared. As of February 15, 2008, there were 3,183 participants in the plan.

Operating Partnership Units

From time to time we issue shares of our common stock in exchange for OP Units tendered to our operating partnerships, United Dominion Realty, L.P. and Heritage Communities L.P., for redemption in accordance with the provisions of their respective partnership agreements. At December 31, 2007, there were 8,653,560 OP Units and 316,452 OP Units in United Dominion Realty, L.P. and Heritage Communities L.P., respectively, that were owned by limited partners. The holder of the OP Units has the right to require United Dominion Realty, L.P. to redeem all or a portion of the OP Units held by the holder in exchange for a cash payment based on the market value of our common stock at the time of redemption. However, United Dominion Realty, L.P.’s obligation to pay the cash amount is subject to the prior right of the company to acquire such OP Units in exchange for either the cash amount or shares of our common stock. Heritage Communities L.P. OP Units are convertible into common stock in lieu of cash, at our option, once the holder elects to convert, at an exchange ratio of 1.575 shares for each OP Unit. In December 2007, the Series A limited liability company was dissolved, the Series A OPPS were distributed to the members of the Series A limited liability company and, as a result, the members of Series A limited liability company became limited partners in United Dominion Realty, L.P. These OP Units are convertible into common stock, once the holders elected to convert, at an exchange ratio of 1.5091 shares for each OP Unit. During 2007, we issued a total of 1,031,627 shares of common stock in exchange for OP Units.

Purchases of Equity Securities

In February 2006, our Board of Directors authorized a 10 million share repurchase program. This program authorizes the repurchase of our common stock in open market purchases, in block purchases, privately negotiated transactions, or otherwise. As reflected in the table below, 1,232,300 shares of common stock were repurchased under this program or otherwise during the quarter ended December 31, 2007.

The following table sets forth certain information regarding our common stock repurchases during the quarter ended December 31, 2007:

			Total Number
			of Shares	Maximum Number
			Purchased as	of Shares
	Total Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price per	Announced Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs

Beginning Balance	1,882,200	$27.18	1,882,200	8,117,800
October 1, 2007 through October 31, 2007	150,000	24.42	150,000	7,967,800
November 1, 2007 through November 30, 2007	536,000	21.17	536,000	7,431,800
December 1, 2007 through December 31, 2007	546,300	21.53	546,300	6,885,500

Total	3,114,500	25.02	3,114,500	6,885,500	*

*	This number reflects the number of shares that were available for purchase under our 10 million share repurchase program on December 31, 2007. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchase, block purchases, privately negotiated transactions or otherwise.

Comparison of Cumulative Total Returns

The following graph provides a comparison from December 31, 2002 through December 31, 2007 of the cumulative total stockholder return (assuming reinvestment of any dividends) among UDR, the NAREIT Equity REIT Index, Standard & Poor’s 500 Stock Index, the NAREIT Equity Apartment Index and the MSCI US REIT Index. The graph assumes that $100 was invested on December 31, 2002, in each of our common stock and the indices presented. Historical stock price performance is not necessarily indicative of future stock price performance.

Performance Graph

	December 31
	2002	2003	2004	2005	2006	2007
UDR	$100	$125.34	$172.17	$171.66	$243.40	$159.13

NAREIT Equity REIT Index	$100	$137.13	$180.44	$202.38	$273.34	$230.45

S&P 500 Index	$100	$128.68	$142.69	$149.70	$173.34	$182.86

NAREIT Equity Apartment Index	$100	$125.49	$169.06	$193.83	$271.25	$203.28

MSCI US REIT Index	$100	$136.74	$179.80	$201.61	$274.03	$227.95

The foregoing graph and chart shall not be deemed incorporated by reference by any general statement incorporating by reference this Report into any filing under the Securities Act or under the Exchange Act, except to the extent we specifically incorporate this information by reference.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and other information as of and for each of the years in the five-year period ended December 31, 2007. The table should be read in conjunction with our consolidated financial statements and the notes thereto, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Report.

	Years Ended December 31,
	(In thousands, except per share data and
	apartment homes owned)
	2007	2006	2005	2004	2003

Operating Data(a)
Rental income	$497,474	$463,719	$407,038	$306,691	$244,758
Loss before minority interests and discontinued operations	(100,596)	(91,870)	(63,499)	(58,003)	(59,187)
Income from discontinued operations, net of minority interests	208,130	214,102	214,126	150,073	123,453
Net income	221,349	128,605	155,166	97,152	70,404
Distributions to preferred stockholders	13,911	15,370	15,370	19,531	26,326
Net income available to common stockholders	205,177	113,235	139,796	71,892	24,807
Common distributions declared	177,540	168,408	163,690	152,203	134,876
Weighted average number of common shares outstanding — basic	134,016	133,732	136,143	128,097	114,672
Weighted average number of common shares outstanding — diluted	134,016	133,732	136,143	128,097	114,672
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	146,936	147,981	150,141	145,842	136,975
Per share — basic and diluted:
Loss from continuing operations available to common stockholders, net of minority interests	$(0.02)	$(0.75)	$(0.54)	$(0.61)	$(0.86)
Income from discontinued operations, net of minority interests	1.55	1.60	1.57	1.17	1.08
Net income available to common stockholders	1.53	0.85	1.03	0.56	0.22
Common distributions declared	1.32	1.25	1.20	1.17	1.14
Balance Sheet Data
Real estate owned, at cost	$5,952,541	$5,820,122	$5,512,424	$5,243,296	$4,351,551
Accumulated depreciation	1,371,759	1,253,727	1,123,829	1,007,887	896,630
Total real estate owned, net of accumulated depreciation	4,580,782	4,566,395	4,388,595	4,235,409	3,454,921
Total assets	4,801,121	4,675,875	4,541,593	4,332,001	3,543,643
Secured debt	1,137,936	1,182,919	1,116,259	1,197,924	1,018,028
Unsecured debt	2,364,740	2,155,866	2,043,518	1,682,058	1,114,009
Total debt	3,502,676	3,338,785	3,159,777	2,879,982	2,132,037
Stockholders’ equity	1,019,393	1,055,255	1,107,724	1,195,451	1,163,436
Number of common shares outstanding	133,318	135,029	134,012	136,430	127,295
Other Data
Cash Flow Data
Cash provided by operating activities	$250,578	$229,613	$248,186	$251,747	$234,945
Cash used in investing activities	(71,397)	(149,973)	(219,017)	(595,966)	(304,217)
Cash (used in)/provided by financing activities	(178,105)	(93,040)	(21,530)	347,299	70,944
Funds from Operations(b)
Funds from operations — basic	$247,210	$244,471	$238,254	$211,670	$193,750
Funds from operations — diluted	250,936	248,197	241,980	219,557	208,431
Apartment Homes Owned
Total apartment homes owned at December 31	65,867	70,339	74,875	78,855	76,244
Weighted average number of apartment homes owned during the year	69,662	73,731	76,069	76,873	74,550

(a)	Reclassified to conform to current year presentation in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as described in Note 3 to the consolidated financial statements.

(b)	Funds from operations, or FFO, is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of depreciable property, premiums or original issuance costs associated with preferred stock redemptions, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. This definition conforms with the National Association of Real Estate Investment Trust’s definition issued in April 2002. We consider FFO in evaluating property acquisitions and our operating performance and believe that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of our activities in accordance with generally accepted accounting principles. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

RE3 is our subsidiary that focuses on development, land entitlement and short-term hold investments. RE3 tax benefits and gain on sales, net of taxes, is defined as net sales proceeds less a tax provision and the gross investment basis of the asset before accumulated depreciation. We consider FFO with RE3 tax benefits and gain on sales, net of taxes, to be a meaningful supplemental measure of performance because the short-term use of funds produce a profit that differs from the traditional long-term investment in real estate for REITs.

For 2005, FFO includes $2.5 million of hurricane related insurance recoveries. For 2004, FFO includes a charge of $5.5 million to cover hurricane related expenses. For the years ended December 31, 2007, 2004 and 2003, distributions to preferred stockholders exclude $2.6 million, $5.7 million and $19.3 million, respectively, related to premiums on preferred stock repurchases.

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

At December 31, 2007, our portfolio included 234 communities with 65,867 apartment homes nationwide. The following table summarizes our market information by major geographic markets (includes real estate held for disposition, real estate under development, and land, but excludes commercial properties):

				Year Ended
	As of December 31, 2007			December 31, 2007
	Number of	Number of	Percentage of	Carrying	Average
	Apartment	Apartment	Carrying	Value	Physical
	Communities	Homes	Value	(In thousands)	Occupancy

WESTERN REGION
Orange Co., CA	13	4,067	11.7%	$696,332	94.9%
San Francisco, CA	9	1,896	5.7%	339,664	96.3%
Los Angeles, CA	7	1,380	4.7%	278,375	92.9%
San Diego, CA	5	1,123	2.8%	166,900	94.1%
Inland Empire, CA	3	1,074	2.5%	147,351	92.2%
Seattle, WA	7	1,270	2.5%	147,268	95.7%
Monterey Peninsula, CA	7	1,565	2.5%	146,325	93.5%
Portland, OR	5	1,365	1.5%	91,537	95.2%
Sacramento, CA	2	914	1.1%	65,466	92.1%
MID-ATLANTIC REGION
Metropolitan DC	10	3,138	7.3%	432,905	89.1%
Raleigh, NC	11	3,663	4.0%	234,849	93.8%
Richmond, VA	9	2,636	3.3%	195,943	90.5%
Baltimore, MD	10	2,119	3.2%	188,347	93.2%
Wilmington, NC	6	1,868	1.8%	107,439	94.0%
Charlotte, NC	6	1,226	1.5%	91,768	94.5%
Norfolk, VA	6	1,438	1.3%	77,089	94.5%
Other Mid-Atlantic	13	2,817	2.6%	152,308	94.2%
SOUTHEASTERN REGION
Tampa, FL	12	4,106	5.0%	294,845	88.4%
Orlando, FL	12	3,476	4.1%	244,373	90.0%
Nashville, TN	10	2,966	3.4%	204,382	93.2%
Jacksonville, FL	5	1,857	2.5%	149,131	93.0%
Other Florida	8	2,400	2.8%	169,006	89.4%
Other Southeastern	7	1,752	1.4%	82,046	94.7%
SOUTHWESTERN REGION
Dallas, TX	13	3,729	4.5%	264,749	90.6%
Houston, TX	13	4,263	3.4%	201,233	93.9%
Phoenix, AZ	4	1,205	1.6%	94,730	86.3%
Arlington, TX	5	1,428	1.2%	73,125	94.8%
Austin, TX	3	792	0.9%	50,843	96.6%
MIDWESTERN REGION
Columbus, OH	6	2,530	2.9%	169,237	95.0%
Other Midwestern	3	444	0.4%	25,342	91.6%
Real Estate Under Development	4	1,360	1.7%	98,283	—
Land	—	—	4.2%	247,717	—

Total	234	65,867	100.0%	$5,928,908	92.6%

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

Future Capital Needs

Future development expenditures are expected to be funded with proceeds from the sale of property, with construction loans, through joint ventures, the use of our unsecured revolving credit facility, and to a lesser extent, with cash flows provided by operating activities. Acquisition activity in strategic markets is expected to be largely financed through the issuance of equity and debt securities, the issuance of operating partnership units, the assumption or placement of secured and/or unsecured debt and by the reinvestment of proceeds from the sale of properties.

During 2008, we have approximately $11.7 million of secured debt and $275.9 million of unsecured debt maturing and we anticipate repaying that debt with proceeds from borrowings under our secured or unsecured credit facilities, the issuance of new unsecured debt securities or equity or from disposition proceeds.

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

During 2007, $194.4 million or $2,829 per home was spent on capital expenditures for all of our communities, excluding development, condominium conversions and commercial properties. These capital improvements included turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as roofs, siding, parking lots, and asset preservation capital expenditures, which aggregated $44.4 million or $646 per home. In addition, revenue enhancing capital expenditures, kitchen and bath upgrades, upgrades to HVAC equipment, and other extensive exterior/interior upgrades totaled $78.2 million or

$1,138 per home, and major renovations totaled $71.8 million or $1,045 per home for the year ended December 31, 2007.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, condominium conversions and commercial properties, for the periods presented:

	Year Ended December 31,			Year Ended December 31,
	(dollars in thousands)			(per home)
	2007	2006	% Change	2007	2006	% Change

Turnover capital expenditures	$13,362	$14,214	(6.0)%	$194	$197	(1.5)%
Asset preservation expenditures	31,071	20,409	52.2%	452	283	59.7%

Total recurring capital expenditures	44,433	34,623	28.3%	646	480	34.6%
Revenue enhancing improvements	78,209	144,102	(45.7)%	1,138	2,002	(43.2)%
Major renovations	71,785	36,996	94.0%	1,045	514	103.3%

Total capital expenditures	$194,427	$215,721	(9.9)%	$2,829	$2,996	(5.6)%

Repair and maintenance expense	$42,518	$43,498	(2.3)%	$619	$604	2.5%

Total capital expenditures for our communities decreased $21.3 million or $167 per home for the year ended December 31, 2007 compared to the same period in 2006. This decrease was attributable to a $65.9 million decrease in revenue enhancing improvements at certain of our properties that was offset by an additional $9.8 million being invested in recurring capital expenditures and an additional $34.8 million being invested in major renovations as compared to the same period in 2006. We will continue to selectively add revenue enhancing improvements which we believe will provide a return on investment substantially in excess of our cost of capital. Recurring capital expenditures during 2008 are currently expected to be approximately $650 per home.

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

Operating Activities

For the year ended December 31, 2007, our net cash flow provided by operating activities was $250.6 million compared to $229.6 million for 2006. During 2007, the increase in cash flow from operating activities resulted primarily from the increase in property operating income from our apartment community portfolio (see discussion under “Apartment Community Operations”).

Investing Activities

For the year ended December 31, 2007, net cash used in investing activities was $71.4 million compared to $150.0 million for 2006. Changes in the level of investing activities from period to period reflects our strategy as it relates to our acquisition, capital expenditure, development, and disposition programs, as well as the impact of the capital market environment on these activities, all of which are discussed in further detail below.

Acquisitions

For the year ended December 31, 2007, we acquired 13 apartment communities with 2,671 apartment homes, six parcels of land, and one operating joint venture for an aggregate consideration of $486.5 million. In 2006, we acquired eight apartment communities with 2,763 apartment homes for an aggregate consideration of $327.5 million and two parcels of land for $19.9 million. Our long-term strategic plan is to achieve greater operating efficiencies by investing in fewer, more concentrated markets. As a result, we have been expanding our interests in the fast growing Southern California, Florida, and Metropolitan Washington DC markets over the past years. During 2008, we plan to continue to channel new investments into those markets we believe will provide the best investment returns. Markets will be targeted based upon defined criteria including favorable job formation and low single-family home affordability.

Real Estate Under Development

Development activity is focused in core markets in which we have strong operations in place. For the year ended December 31, 2007, we invested approximately $101.3 million in development projects, a decrease of $0.5 million from our 2006 level of $101.8 million.

The following wholly owned projects were under development as of December 31, 2007:

	Number of	Completed	Cost to	Budgeted	Estimated	Expected
	Apartment	Apartment	Date	Cost	Cost	Completion
	Homes	Homes	(In thousands)	(In thousands)	per Home	Date

Riachi at One21 — Phase I Plano, TX	202	202	$18,197	$18,000	$89,109	4Q07
Tiburon — Phase I Houston, TX	320	184	19,244	22,000	68,750	2Q08
Addison Assemblage Dallas, TX	2,712	—	60,842	352,000	129,794	—

	3,234	386	$98,283	$392,000	$121,212

The first phase of the Addison Assemblage will deliver 684 homes in the third quarter of 2010.

In addition, we owned 12 parcels of land held for future development aggregating $124.5 million at December 31, 2007.

Consolidated Development Joint Venture

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

The following consolidated joint venture project was under development as of December 31, 2007:

	Number of	Completed	Cost to	Budgeted	Estimated	Expected
	Apartment	Apartment	Date	Cost	Cost	Completion
	Homes	Homes	(In thousands)	(In thousands)	per Home	Date

Jefferson at Marina del Rey Marina del Rey, CA	298	—	$123,185	$138,000	$463,087	2Q08

Unconsolidated Joint Ventures

UDR is a partner in a joint venture to develop a site in Bellevue, Washington. At closing, we owned 49% of the project that involves building a 430 home high rise apartment building with ground floor retail. Our investment at December 31, 2007 was $8.1 million.

UDR is a partner in a joint venture which will develop 274 apartment homes in the central business district of Bellevue, Washington. Construction began in the fourth quarter of 2006 and is scheduled for completion in 2008. At closing, we owned 49% of the project. Our investment at December 31, 2007 and 2006 was $8.9 million and $5.9 million, respectively.

In January 2007, we entered into a joint venture which owns and operates a recently completed 23-story, 166 apartment home high rise community in the central business district of Bellevue, Washington. At closing, UDR owned 49% of the project (subject to a $34 million mortgage). Our initial investment was $11.8 million. Our investment at December 31, 2007 was $11.2 million.

In November 2007, UDR and an institutional unaffiliated partner formed a joint venture which owns and operates various properties located in Texas. On the closing date, UDR sold nine operating properties, consisting of 3,690 units, and contributed one property under development to the joint venture. The property under development will have 302 units and is expected to be completed in the third quarter of 2008. UDR contributed cash and property equal to 20% of the fair value of the properties. The unaffiliated partner contributed cash equal to 80% of the fair value of the properties comprising the venture, which was then used to purchase the nine operating properties from UDR. Our investment at December 31, 2007 was $20.1 million.

The following unconsolidated joint venture projects were under development as of December 31, 2007:

	Number of	Completed	Cost to	Budgeted	Estimated	Expected
	Apartment	Apartment	Date	Cost	Cost	Completion
	Homes	Homes	(In thousands)	(In thousands)	per Home	Date

Lincoln Town Square — Phase II Plano, TX	302	—	$13,476	$25,000	$82,781	3Q08
Ashwood Commons Bellevue, WA	274	—	47,171	97,000	354,015	4Q08
Bellevue Plaza Bellevue, WA	430	—	37,990	135,000	313,953	4Q10

	1,006		$98,637	$257,000	$255,467

Disposition of Investments

For the year ended December 31, 2007, UDR sold 21 communities with a total of 7,125 apartment homes for a gross consideration of $729.2 million, one parcel of land for $4.5 million, and contributed one property under development, at cost, to a joint venture arrangement in Texas. In addition, we sold 61 condominiums from two communities with a total of 640 condominiums for a gross consideration of $10.4 million. We recognized after-tax gains for financial reporting purposes of $256.2 million on these sales. Proceeds from the sales were used primarily to reduce debt.

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

Financing Activities

Net cash used in financing activities during 2007 was $178.1 million compared to $93.0 million in 2006. As part of the plan to improve our balance sheet, we utilized proceeds from dispositions, equity and debt offerings, and refinancings to extend maturities, pay down existing debt, and purchase new properties.

The following is a summary of our financing activities for the year ended December 31, 2007:

•	Repaid $186.8 million of secured debt and $167.3 million of unsecured debt.

•	Sold $150 million aggregate principal amount of 5.50% senior unsecured notes due April 2014 in March 2007 under our medium-term note program. The net proceeds of approximately $149 million were used for debt repayment.

•	Redeemed 5,416,009 shares of our 8.60% Series B Cumulative Redeemable Preferred Stock on May 29, 2007, the redemption date, for a cash redemption price of $25 per share plus accrued and unpaid dividends to the redemption date.

•	Sold $135 million, or 5,400,000 shares, of our 6.75% Series G Cumulative Redeemable Preferred Stock in May 2007. The shares have a liquidation preference of $25 per share and will be redeemable at par at the option of UDR on or after May 31, 2012. The net proceeds from the offering were used to fund the redemption of all of the outstanding shares of our 8.60% Series B Cumulative Redeemable Preferred Stock.

•	Amended and restated our existing three-year $500 million unsecured revolving credit facility with a maturity date of May 31, 2008, to increase the facility to $600 million and to extend its maturity to July 26, 2012. Under certain circumstances, we may increase the facility to $750 million.

•	Repurchased 3,114,500 shares of UDR common stock at an average price per share of $25.02 under our 10 million share repurchase program during the twelve months ended December 31, 2007.

Credit Facilities

We have four secured revolving credit facilities with Fannie Mae with an aggregate commitment of $748.9 million. As of December 31, 2007, $663.9 million was outstanding under the Fannie Mae credit facilities leaving $85.0 million of unused capacity. The Fannie Mae credit facilities are for an initial term of ten years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at our option. We have $583.1 million of the funded balance fixed at a weighted average interest rate of 5.9% and the remaining balance on these facilities is currently at a weighted average variable rate of 5.1%.

On July 27, 2007, we amended and restated our existing three-year $500 million senior unsecured revolving credit facility with a maturity date of May 31, 2008, (which could be extended for an additional year at our option) to increase the facility to $600 million and to extend its maturity to July 26, 2012. Under certain circumstances, we may increase the new $600 million credit facility to $750 million. Based on our current credit ratings, the $600 million credit facility carries an interest rate equal to LIBOR plus a spread of 47.5 basis points, which represents a 10 basis point reduction to the previous $500 million credit facility.

Under a competitive bid feature and for so long as we maintain an Investment Grade Rating, we have the right under the new $600 million credit facility to bid out 50% of the commitment amount and we can bid out 100% of the commitment amount once per quarter. As of December 31, 2007, $309.5 million was outstanding under the credit facility leaving $290.5 million of unused capacity.

The Fannie Mae credit facility and the bank revolving credit facility are subject to customary financial covenants and limitations.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. A large portion of our market risk is exposure to short-term interest rates from variable rate borrowings outstanding under our Fannie Mae credit facility and our bank revolving credit facility, which totaled $80.8 million and $309.5 million, respectively, at December 31, 2007. The impact on our financial statements of refinancing fixed rate debt that matured during 2007 was immaterial.

If market interest rates for variable rate debt average 100 basis points more in 2008 than they did during 2007, our interest expense would increase, and income before taxes would decrease by $5.2 million. Comparatively, if market interest rates for variable rate debt had averaged 100 basis points more in 2007 than in 2006, our interest expense would have increased, and net income would have decreased by $4.9 million. If market rates for fixed rate debt were 100 basis points higher at December 31, 2007, the fair value of fixed rate debt would have decreased from $2.9 billion to $2.8 billion. If market interest rates for fixed rate debt were 100 basis points lower at December 31, 2007, the fair value of fixed rate debt would have increased from $2.9 billion to $3.1 billion.

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

Historical cost accounting for real estate assets in accordance with generally accepted accounting principles implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance and defines FFO as net income (computed in accordance with accounting principles generally accepted in the United States), excluding gains (or losses) from sales of depreciable property, premiums or original issuance costs associated with preferred stock redemptions, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The use of FFO, combined with the required presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. We generally consider FFO to be a useful measure for reviewing our comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. We believe that FFO is the best measure of economic profitability for real estate investment trusts.

The following table outlines our FFO calculation and reconciliation to generally accepted accounting principles for the three years ended December 31, 2007 (dollars in thousands):

	2007	2006	2005

Net income	$221,349	$128,605	$155,166
Adjustments:
Distributions to preferred stockholders	(13,911)	(15,370)	(15,370)
Real estate depreciation and amortization	191,342	165,125	135,168
Minority interests of unitholders in operating partnership	(167)	(6,476)	(4,647)
Contribution of unconsolidated joint ventures	1,784	—	—
Real estate depreciation related to unconsolidated entities	—	—	311
Net gains on the sale of depreciable property	(113,799)	—	—
Discontinued Operations:
Real estate depreciation	66,108	78,764	77,256
Minority interests	11,974	13,836	13,377
Net gain on the sale of land and depreciable property	(142,383)	(148,614)	(139,724)
RE3 tax benefits and gain on sales, net of tax	24,913	28,601	16,717

Funds from operations — basic	$247,210	$244,471	$238,254

Distributions to preferred stockholders — Series E (Convertible)	3,726	3,726	3,726

Funds from operations — diluted	$250,936	$248,197	$241,980

Weighted average number of common shares and OP Units outstanding — basic	141,778	142,426	144,689
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	146,936	147,981	150,141

In the computation of diluted FFO, OP Units, out-performance partnership units, convertible debt, and the shares of Series E Cumulative Convertible Preferred Stock are dilutive; therefore, they are included in the diluted share count.

RE3 is our subsidiary that focuses on development, land entitlement and short-term hold investments. RE3 tax benefits and gain on sales, net of taxes, is defined as net sales proceeds less a tax provision and the gross investment basis of the asset before accumulated depreciation. We consider FFO with RE3 tax benefits and gain on sales, net of taxes, to be a meaningful supplemental measure of performance because the short-term use of funds produce a profit that differs from the traditional long-term investment in real estate for REITs.

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the three years ended December 31, 2007 (shares in thousands):

	2007	2006	2005

Weighted average number of common shares and OP units outstanding — basic	141,778	142,426	144,689
Weighted average number of OP units outstanding	(7,762)	(8,694)	(8,546)

Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	134,016	133,732	136,143

Weighted average number of common shares, OP units, and common stock equivalents outstanding — diluted	146,936	147,981	150,141
Weighted average number of OP units outstanding	(7,762)	(8,694)	(8,546)
Weighted average number of incremental shares from assumed conversion of stock options	(775)	(966)	(870)
Weighted average number of incremental shares from assumed conversion of $250 million convertible debt	—	(68)	—
Weighted average number of Series A OPPSs outstanding	(1,579)	(1,717)	(1,778)
Weighted average number of Series E preferred stock outstanding	(2,804)	(2,804)	(2,804)

Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	134,016	133,732	136,143

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

	2007	2006	2005

Net cash provided by operating activities	$250,578	$229,613	$248,186
Net cash used in investing activities	(71,397)	(149,973)	(219,017)
Net cash used in financing activities	(178,105)	(93,040)	(21,530)

Results of Operations

The following discussion includes the results of both continuing and discontinued operations for the periods presented.

Net Income Available to Common Stockholders

2007-vs.-2006

Net income available to common stockholders was $205.2 million ($1.53 per diluted share) for the year ended December 31, 2007, compared to $113.2 million ($0.85 per diluted share) for the year ended December 31, 2006. The increase for the year ended December 31, 2007, when compared to the same period in 2006, resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	$107.6 million more in gains recognized from the sale of depreciable property in 2007,

•	$11.4 million more in apartment community operating results in 2007,

•	$3.2 million less in interest expense in 2007, and

•	$1.5 million less in distributions on preferred shares in 2007.

These increases in income were partially offset by a $13.6 million increase in real estate depreciation and amortization expense, an $8.4 million increase in general and administrative expense, $4.3 million in severance costs and other restructuring charges in 2007, $2.3 million in premiums on preferred stock repurchases in 2007, and a $0.9 million decrease in non-property income during 2007 when compared to 2006.

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

Apartment Community Operations

Our net income is primarily generated from the operation of our apartment communities. The following table summarizes the operating performance of our total apartment portfolio for each of the periods presented (dollars in thousands):

	Year Ended December 31,			Year Ended December 31,
	2007	2006	% Change	2006	2005	% Change

Property rental income	$735,293	$736,329	(0.1)%	$736,329	$700,344	5.1%
Property operating expense*	(258,895)	(271,297)	(4.6)%	(271,297)	(269,486)	0.7%

Property net operating income	$476,398	$465,032	2.4%	$465,032	$430,858	7.9%

Weighted average number of homes	69,662	73,731	(5.5)%	73,731	76,069	(3.1)%
Physical occupancy**	92.6%	94.3%	(1.7)%	94.3%	94.1%	0.2%

*	Excludes depreciation, amortization, and property management expenses. Also excludes $5.5 million of hurricane related insurance recoveries in 2005.

**	Based upon weighted average stabilized units.

The following table is our reconciliation of property operating income to net income as reflected on the Consolidated Statements of Operations for the periods presented (dollars in thousands):

	2007	2006	2005

Property operating income	$476,398	$465,032	$430,858
Commercial operating income/(loss)	2,721	(350)	1,997
Non-property income	2,721	3,590	20,672
Depreciation and amortization	(261,037)	(246,934)	(215,192)
Interest	(178,020)	(181,183)	(162,723)
General and administrative and property management	(59,883)	(51,463)	(44,128)
Severance costs and other restructuring charges	(4,333)	—	—
Other operating expenses	(1,442)	(1,238)	(1,178)
Net gain on the sale of land and depreciable property	256,182	148,614	139,724
Loss on early debt retirement	—	—	(8,483)
Hurricane related insurance recoveries	—	—	2,457
Minority interests	(11,958)	(7,463)	(8,838)

Net income per the Consolidated Statements of Operations	$221,349	$128,605	$155,166

2007-vs.-2006
Same Communities

Our same communities (those communities acquired, developed, and stabilized prior to December 31, 2006 and held on December 31, 2007, which consisted of 30,686 apartment homes) provided 57% of our property net operating income for the year ended December 31, 2007.

Same community property net operating income increased 7.0% or $17.7 million compared to 2006. The increase in property operating income was primarily attributable to a 5.0% or $18.8 million increase in revenues from rental and other income and a 0.9% or $1.1 million increase in operating expenses. The increase in revenues from rental and other income was primarily driven by a 4.2% or $16.2 million increase in rental rates, an 11.4% or $3.0 million increase in reimbursement income and fee income, and a 16.2% or $1.0 million decrease in rental concessions. These increases were partially offset by a 6.8% or $1.3 million increase in vacancy loss. Physical occupancy decreased 0.2% to 94.6%.

The increase in property operating expenses was primarily driven by a 5.2% or $1.8 million increase in real estate taxes that was partially offset by a 7.6% or $0.8 million decrease in administrative and marketing costs.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property operating income divided by property rental income) increased 1.3% to 68.2%.

Non-Mature Communities

The remaining 43% or $206.2 million of our property net operating income during the year ended December 31, 2007, was generated from communities that we classify as “non-mature communities.” UDR’s non-mature communities consist primarily of communities acquired or developed in 2006 and 2007, sold properties, redevelopment properties, properties classified as real estate held for disposition and condominium properties.

The largest component our non-mature portfolio are those properties that are classified as real estate held for disposition. At December 31, 2007, UDR had 86 apartment communities, two condominium projects and one commercial unit included in real estate held held for disposition. For the year ended December 31, 2007, these communities provided $136.5 million of property net operating income.

2006-vs.-2005
Same Communities

Our same communities (those communities acquired, developed, and stabilized prior to December 31, 2005 and held on December 31, 2006, which consisted of 60,062 apartment homes) provided 82% of our property operating income for the year ended December 31, 2006.

For the year ended December 31, 2006, same community property operating income increased 8.6% or $30.4 million compared to 2005. The increase in property operating income was primarily attributable to a 6.0% or $34.2 million increase in revenues from rental and other income that was offset by a 1.8% or $3.9 million increase in operating expenses. The increase in revenues from rental and other income was primarily driven by a 4.9% or $28.4 million increase in rental rates, a 17.6% or $2.2 million decrease in rental concessions, and a 12.5% or $5.0 million increase in utility reimbursement income and fee income. Physical occupancy increased 0.1% to 94.7%.

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

As a result of the percentage changes in property rental income and property operating expenses, the operating margin increased 1.5% to 63.5%.

Non-Mature Communities

The remaining 18% of our property operating income during 2006 was generated from communities that we classify as “non-mature communities,” UDR’s non-mature communities consist primarily of communities acquired or developed in 2005 and 2006, sold properties, redevelopment properties, properties classified as real estate held for disposition and condominium properties.

Real Estate Depreciation and Amortization

For the year ended December 31, 2007, real estate depreciation and amortization on both continuing and discontinued operations increased $13.6 million or 5.6% compared to 2006, primarily due to the significant increase in per home acquisition cost compared to the existing portfolio and other capital expenditures.

For the year ended December 31, 2006, real estate depreciation and amortization on both continuing and discontinued operations increased $31.7 million or 14.8% compared to 2005, primarily due to the significant increase in per home acquisition cost compared to the existing portfolio and other capital expenditures.

Interest Expense

For the year ended December 31, 2007, interest expense on both continuing and discontinued operations decreased 1.7% or $3.2 million compared to 2006. For the year ended December 31, 2007, the weighted average amount of debt outstanding increased 5.9% or $193.8 million compared to 2006 and the weighted average interest rate decreased from 5.4% in 2006 to 5.3% in 2007. The weighted average amount of debt outstanding during 2007 is slightly higher than 2006 as acquisition costs in 2007 have been funded primarily by the issuance of debt. The decrease in the weighted average interest rate during 2007 reflects short-term bank borrowings and variable rate debt that had lower interest rates in 2007 when compared to the same period in 2006.

For the year ended December 31, 2006, interest expense on both continuing and discontinued operations increased $18.5 million or 11.3% from 2005 primarily due to the issuance of debt and higher interest rates. For the year ended December 31, 2006, the weighted average amount of debt outstanding increased 11.7% or $350.4 million compared to 2005 and the weighted average interest rate increased from 5.3% to 5.4% during 2006. The weighted average amount of debt outstanding during 2006 is higher than 2005 as acquisition costs in 2005 and in 2006 have been funded primarily by the issuance of debt. The increase in the weighted average interest rate during 2006 reflects short-term bank borrowings and variable rate debt that had higher interest rates when compared to the prior year that were partially offset by the retirement of higher coupon debt with lower coupon debt.

General and Administrative

For the year ended December 31, 2007, general and administrative expenses increased $8.4 million or 26.8% compared to 2006. The increase was due to a number of factors, including increases in personnel costs, incentive compensation, and legal and professional fees.

For the year ended December 31, 2006, general and administrative expenses increased $6.4 million or 25.7% over 2005 due to a number of factors, including increases in personnel expense, incentive compensation, professional fees, dead deal costs, and an operating lease on an airplane.

Severance Costs and Other Restructuring Charges

For the year ended December 31, 2007, UDR recognized $4.3 million in severance costs and other restructuring charges. UDR is establishing Highlands Ranch, Colorado, as its corporate headquarters and is realigning resources to improve efficiencies and centralize job functions in fewer locations. As a result of a comprehensive review of the organizational structure of UDR and its operations, UDR recorded a charge of $3.6 million during the fourth quarter of 2007 related to workforce reductions, relocation costs, and other related costs. These charges are included in the Consolidated Statements of Operations within the line item “Severance costs and other restructuring charges.” All charges were approved by management and our Board of Directors in October 2007, and all of the $3.6 million charge will be paid during 2008.

Premium on Preferred Stock Repurchases

In May 2007, we exercised our right to redeem all of our shares of our 8.60% Series B Cumulative Redeemable Preferred Stock for a cash redemption price of $25 per share plus accrued and unpaid dividends to the redemption date. The premium amount recognized to repurchase these shares represents the cumulative accretion to date between the repurchase value of the preferred stock and the value at which it was recorded at the time of issuance.

Hurricane Related Insurance Recoveries

In 2005, $2.5 million of hurricane related insurance recoveries were recorded related to damages in Florida caused by hurricanes Charley, Frances, and Jeanne in 2004. UDR reported that 25 of our 34 Florida communities were affected by the hurricanes.

Gains on the Sale of Land and Depreciable Property

For the years ended December 31, 2007, 2006 and 2005, we recognized after-tax gains for financial reporting purposes of $256.2 million, $148.6 million and $143.5 million, respectively. Changes in the level of gains recognized from period to period reflect the changing level of our divestiture activity from period to period as well as the extent of gains related to specific properties sold.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2007 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	2008	2009-2010	2011-2012	Thereafter

Long-Term Debt Obligations	$3,502,676	$597,132	$672,441	$712,765	$1,520,338
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	273,655	5,271	10,114	7,785	250,485
Purchase Obligations	155,000	78,000	77,000	—	—
Other Long-Term Liabilities Reflected on the Balance Sheet Under GAAP	—	—	—	—	—

During 2007, we incurred interest costs of $178.0 million, of which $13.2 million was capitalized.

Factors Affecting Our Business and Prospects

There are many factors that affect our business and the results of our operations, some of which are beyond our control. These factors include:

•	unfavorable changes in apartment market and economic conditions that could adversely affect occupancy levels and rental rates,

•	the failure of acquisitions to achieve anticipated results,

•	possible difficulty in selling apartment communities,

•	the timing and closing of planned dispositions under agreement,

•	competitive factors that may limit our ability to lease apartment homes or increase or maintain rents,

•	insufficient cash flow that could affect our debt financing and create refinancing risk,

•	failure to generate sufficient revenue, which could impair our debt service payments and distributions to stockholders,

•	development and construction risks that may impact our profitability,

•	potential damage from natural disasters, including hurricanes and other weather-related events, which could result in substantial costs to us,

•	risks from extraordinary losses for which we may not have insurance or adequate reserves,

•	uninsured losses due to insurance deductibles, self-insurance retention, uninsured claims or casualties, or losses in excess of applicable coverage,

•	delays in completing developments and lease-ups on schedule,

•	our failure to succeed in new markets,

•	changing interest rates, which could increase interest costs and affect the market price of our securities,

•	potential liability for environmental contamination, which could result in substantial costs to us,

•	the imposition of federal taxes if we fail to qualify as a REIT under the Internal Revenue Code in any taxable year,

•	our internal control over financial reporting may not be considered effective which could result in a loss of investor confidence in our financial reports, and in turn have an adverse effect on our stock price, and

•	changes in real estate laws, tax laws and other laws affecting our business.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is included in and incorporated by reference from Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related financial information required to be filed are attached to this Report. Reference is made to page 46 of this Report for the Index to Consolidated Financial Statements and Schedule.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

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

Based on UDR’s evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Report, has audited UDR’s internal control over financial reporting as of

December 31, 2007. The report of Ernst & Young LLP, which expresses an unqualified opinion on UDR’s internal control over financial reporting as of December 31, 2007, is included under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” contained in this Report.

Changes in Internal Control Over Financial Reporting

Our Chief Executive Officer and our Chief Financial Officer concluded that during the quarter ended December 31, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information set forth under the headings “Election of Directors,” “Corporate Governance Matters,” “Audit Committee Report,” “Corporate Governance Matters-Audit Committee Financial Expert,” “Corporate Governance Matters-Identification and Selection of Nominees for Directors,” “Corporate Governance Matters-Board of Directors and Committee Meetings” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 29, 2008.

Information required by this item regarding our executive officers is included in Part I of this Report in the section entitled “Business-Executive Officers of the Company.”

We have a code of ethics for senior financial officers that applies to our principal executive officer, all members of our finance staff, including the principal financial officer, the principal accounting officer, the treasurer and the controller, our director of investor relations, our corporate secretary, and all other company officers. We also have a code of business conduct and ethics that applies to all of our employees. Information regarding our codes is available on our website, www.udr.com, and is incorporated by reference to the information set forth under the heading “Corporate Governance Matters” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 29, 2008. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of our codes by posting such amendment or waiver on our website.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance Matters-Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Compensation of Directors” and “Compensation Committee Report” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 29, 2008.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” and “Equity Compensation Plan Information” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 29, 2008.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance Matters-Corporate Governance Overview,” “Corporate Governance Matters-Director Independence,” “Corporate Governance Matters-Independence of Audit, Compensation and Governance Committees,” and “Executive Compensation” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 29, 2008.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth under the headings “Audit Fees” and “Pre-Approval Policies and Procedures” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 29, 2008.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements.  See Index to Consolidated Financial Statements and Schedule on page 46 of this Report.

2. Financial Statement Schedule.  See Index to Consolidated Financial Statements and Schedule on page 46 of this Report. All other schedules are omitted because they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.

3. Exhibits.  The exhibits filed with this Report are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UDR, INC.

Date: February 26, 2008	By:	/s/ Thomas W. Toomey Thomas W. Toomey Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 26, 2008 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas W. Toomey Thomas W. Toomey Chief Executive Officer, President, and Director	/s/ Robert P. Freeman Robert P. Freeman Director

/s/ Michael A. Ernst Michael A. Ernst Executive Vice President and Chief Financial Officer	/s/ Jon A. Grove Jon A. Grove Director

/s/ David L. Messenger David L. Messenger Senior Vice President and Chief Accounting Officer	/s/ Thomas R. Oliver Thomas R. Oliver Director

/s/ Robert C. Larson Robert C. Larson Chairman of the Board	/s/ Lynne B. Sagalyn Lynne B. Sagalyn Director

/s/ James D. Klingbeil James D. Klingbeil Vice Chairman of the Board	/s/ Mark J. Sandler Mark J. Sandler Director

/s/ Katherine A. Cattanach Katherine A. Cattanach Director	/s/ Thomas C. Wajnert Thomas C. Wajnert Director

/s/ Eric J. Foss Eric J. Foss Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

UDR, INC.

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders
UDR, Inc.

We have audited UDR Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting included at Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of UDR, Inc. and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Richmond, Virginia
February 25, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
UDR, Inc.

We have audited the accompanying consolidated balance sheets of UDR, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UDR, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/
Ernst & Young LLP

Richmond, Virginia
February 25, 2008

UDR INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	December 31,
	2007	2006

ASSETS
Real estate owned:
Real estate held for investment	$4,131,881	$3,853,599
Less: accumulated depreciation	(822,831)	(708,233)

	3,309,050	3,145,366
Real estate under development (net of accumulated depreciation of $963 and $527)	345,037	203,786
Real estate held for disposition (net of accumulated depreciation of $547,965 and $544,967)	926,695	1,217,243

Total real estate owned, net of accumulated depreciation	4,580,782	4,566,395
Cash and cash equivalents	3,219	2,143
Restricted cash	6,295	5,602
Deferred financing costs, net	34,136	34,656
Notes receivable	12,655	10,500
Investment in unconsolidated joint ventures	48,264	5,850
Funds held in escrow from IRC 1031 exchanges pending the acquisition of real estate	56,217	—
Other assets	45,428	33,060
Other assets — real estate held for disposition	14,125	17,669

Total assets	$4,801,121	$4,675,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured debt	$910,611	$892,287
Secured debt — real estate held for disposition	227,325	290,632
Unsecured debt	2,364,740	2,155,866
Real estate taxes payable	8,808	12,212
Accrued interest payable	27,999	34,178
Security deposits and prepaid rent	21,897	16,849
Distributions payable	49,152	46,936
Deferred gains on the sale of depreciable property	28,690	—
Accounts payable, accrued expenses, and other liabilities	51,512	52,892
Other liabilities — real estate held for disposition	28,945	29,935

Total liabilities	3,719,679	3,531,787
Minority interests	62,049	88,833
Stockholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized
0 shares 8.60% Series B Cumulative Redeemable issued and outstanding (5,416,009 in 2006)	—	135,400
2,803,812 shares 8.00% Series E Cumulative Convertible issued and outstanding (2,803,812 in 2006)	46,571	46,571
5,400,000 shares 6.75% Series G Cumulative Redeemable issued and outstanding (0 in 2006)	135,000	—
Common stock, $0.01 par value; 250,000,000 shares authorized 133,317,706 shares issued and outstanding (135,029,126 in 2006)	1,333	1,350
Additional paid-in capital	1,620,541	1,682,809
Distributions in excess of net income	(783,238)	(810,875)
Accumulated other comprehensive loss	(814)	—

Total stockholders’ equity	1,019,393	1,055,255

Total liabilities and stockholders’ equity	$4,801,121	$4,675,875

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005

REVENUES
Rental income	$497,474	$463,719	$407,038
Non-property income:
Gain on sale of technology investment	—	796	12,306
Gain on sale of unconsolidated joint venture	—	—	3,823
Other income	2,720	2,789	4,535

Total non-property income	2,720	3,585	20,664

Total revenues	500,194	467,304	427,702

EXPENSES
Rental expenses:
Real estate taxes and insurance	57,875	55,152	48,645
Personnel	42,462	41,222	37,046
Utilities	25,765	24,556	21,897
Repair and maintenance	27,041	25,852	21,966
Administrative and marketing	12,894	12,979	12,847
Property management	20,317	20,265	19,309
Other operating expenses	1,442	1,238	1,178
Real estate depreciation and amortization	191,342	165,125	135,168
Interest	174,677	179,074	159,433
General and administrative	39,566	31,198	24,819
Severance costs and other restructuring charges	4,333	—	—
Other depreciation and amortization	3,076	2,513	2,231
Loss on early debt retirement	—	—	6,662

Total expenses	600,790	559,174	491,201

Loss before minority interests and discontinued operations	(100,596)	(91,870)	(63,499)
Minority interests of outside partnerships	(151)	(103)	(108)
Minority interests of unitholders in operating partnerships	167	6,476	4,647
Net gain on the sale of depreciable property to a joint venture	113,799	—	—

Income/(loss) before discontinued operations, net of minority interests	13,219	(85,497)	(58,960)
Income from discontinued operations, net of minority interests	208,130	214,102	214,126

Net income	221,349	128,605	155,166
Distributions to preferred stockholders — Series B	(4,819)	(11,644)	(11,644)
Distributions to preferred stockholders — Series E (Convertible)	(3,726)	(3,726)	(3,726)
Distributions to preferred stockholders — Series G	(5,366)	—	—
Premium on preferred stock repurchases	(2,261)	—	—

Net income available to common stockholders	$205,177	$113,235	$139,796

Earnings per common share — basic and diluted:
Loss from continuing operations available to common stockholders, net of minority interests	$(0.02)	$(0.75)	$(0.54)
Income from discontinued operations, net of minority interests	$1.55	$1.60	$1.57
Net income available to common stockholders	$1.53	$0.85	$1.03
Common distributions declared per share	$1.32	$1.25	$1.20
Weighted average number of common shares outstanding — basic	134,016	133,732	136,143
Weighted average number of common shares outstanding — diluted	134,016	133,732	136,143

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2007	2006	2005

Operating Activities
Net income	$221,349	$128,605	$155,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	261,037	246,934	215,192
Net gains on the sale of land and depreciable property	(142,383)	(148,614)	(139,724)
Net gain on the sale of depreciable property to a joint venture	(113,799)	—	—
Cancellation of operating partnership units in connection with the sale of equity investment	—	—	(1,000)
Gain on the sale of technology investment	—	(796)	(12,306)
Gain on the sale of unconsolidated joint venture	—	—	(3,823)
Distribution of earnings from unconsolidated joint venture	—	—	124
Minority interests	11,958	7,463	8,838
Amortization of deferred financing costs and other	7,482	6,063	5,287
Amortization of deferred compensation	6,356	—	2,939
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(3,453)	(2,713)	8,695
(Decrease)/increase in operating liabilities	(4,253)	(1,041)	8,798
Refunds/(prepayments) on income taxes	6,284	(6,288)	—

Net cash provided by operating activities	250,578	229,613	248,186
Investing Activities
Proceeds from the sale of real estate investments, net	754,315	492,744	308,753
Collection of notes receivable	4,000	59,805	64,845
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	(435,997)	(365,606)	(413,744)
Development of real estate assets	(101,460)	(101,849)	(49,343)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(194,427)	(215,721)	(156,122)
Capital expenditures — non-real estate assets	(4,547)	(3,465)	(3,209)
Investment in unconsolidated joint ventures	(23,365)	—	—
Distributions to consolidated joint venture partners	—	(6,823)	—
Proceeds from the sale of technology investment	—	796	12,306
Purchase deposits on pending real estate acquisitions	(7,544)	(4,354)	—
Issuance of notes receivable	(6,155)	(5,500)	—
Distribution of capital from unconsolidated joint venture	—	—	458
(Increase)/decrease in funds held in escrow from IRC 1031 exchanges pending the acquisition of real estate	(56,217)	—	17,039

Net cash used in investing activities	(71,397)	(149,973)	(219,017)
Financing Activities
Proceeds from the issuance of secured debt	91,804	78,860	25,342
Payments on secured debt	(186,831)	(70,339)	(133,832)
Proceeds from the issuance of unsecured debt	150,000	375,000	499,983
Payments on unsecured debt	(167,255)	(138,849)	(70,860)
Net proceeds/(repayment) of revolving bank debt	222,300	(123,600)	(67,300)
Purchase of capped call equity instrument	—	(12,588)	—
Payment of financing costs	(6,775)	(10,284)	(14,455)
Proceeds from the issuance of common stock	2,524	5,303	4,334
Proceeds from the issuance of Series G preferred stock	135,000	—	—
Payment of preferred stock issuance costs	(4,252)	—	—
Proceeds from the investment of performance based programs	50	400	343
Purchase of minority interests owned by Series A LLC	—	(2,059)	—
Purchase of minority interest from outside partners	—	—	(522)
Conversion of operating partnership units to cash	—	—	(50)
Distributions paid to minority interests	(12,099)	(12,729)	(12,900)
Distributions paid to preferred stockholders	(13,312)	(15,370)	(15,370)
Distributions paid to common stockholders	(175,923)	(166,785)	(163,001)
Repurchases of common and preferred stock	(77,936)	—	(73,242)
Redemption of Series B preferred stock	(135,400)	—	—

Net cash used in financing activities	(178,105)	(93,040)	(21,530)
Net increase/(decrease) in cash and cash equivalents	1,076	(13,400)	7,639
Cash and cash equivalents, beginning of year	2,143	15,543	7,904

Cash and cash equivalents, end of year	$3,219	$2,143	$15,543

UDR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(In thousands)

	Years Ended December 31,
	2007	2006	2005

Supplemental Information:
Interest paid during the period	$197,722	$174,871	$160,367
Non-cash transactions:
Conversion of operating partnership minority interests to common stock (935,471 shares in 2007, 381,001 shares in 2006, 99,573 shares in 2005)	8,790	7,988	1,444
Conversion of minority interests in Series B, LLC	—	—	690
Issuance of restricted stock awards	1	3	350
Issuance of operating partnership units in connection with acquisitions	—	—	7,653
Secured debt assumed with the acquisition of properties	72,680	24,512	26,825
Receipt of a note receivable in connection with sales of real estate investments	—	—	124,650
Deferred gain in connection with the sale of real estate investments	—	—	6,410
Real estate asset contributed	10,350	—	—
Non-cash transactions associated with consolidated joint venture:
Real estate assets acquired	—	62,059	—
Secured debt assumed	—	33,627	—
Operating liabilities assumed	—	3,840	—

See accompanying notes to consolidated financial statements.

UDR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

						Distributions	Accumulated
						in	Other
	Preferred Stock		Common Stock		Paid-in	Excess of	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Net Income	Loss	Total

Balance, December 31, 2004	8,219,821	$181,971	136,429,592	$136,430	$1,608,858	$(731,808)	$—	$1,195,451

Comprehensive Income
Net income						155,166		155,166

Comprehensive income						155,166		155,166

Issuance of common and restricted shares			663,238	680	6,595			7,275
Common shares repurchased			(3,180,350)	(32)	(73,210)			(73,242)
Adjustment for change in par value from $1.00 to $0.01				(135,822)	135,822			—
Adjustment for conversion of minority interests of unitholders in operating partnerships			99,573	84	1,360			1,444
Adjustment for conversion of minority interests in Series B LLC					690			690
Common stock distributions declared ($1.20 per share)						(163,690)		(163,690)
Preferred stock distributions declared-Series B ($2.15 per share)						(11,644)		(11,644)
Preferred stock distributions declared-Series E ($1.33 per share)						(3,726)		(3,726)

Balance, December 31, 2005	8,219,821	181,971	134,012,053	1,340	1,680,115	(755,702)	—	1,107,724

Comprehensive Income
Net income						128,605		128,605

Comprehensive income						128,605		128,605

Issuance of common and restricted shares and other			636,072	6	9,357			9,363
Adjustment for conversion of minority interests of unitholders in operating partnerships			381,001	4	7,984			7,988
Adjustment for conversion of minority interests owned by Series A LLC					(2,059)			(2,059)
Purchase of capped call equity instrument					(12,588)			(12,588)
Common stock distributions declared ($1.25 per share)						(168,408)		(168,408)
Preferred stock distributions declared-Series B ($2.15 per share)						(11,644)		(11,644)
Preferred stock distributions declared-Series E ($1.33 per share)						(3,726)		(3,726)

UDR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)
(In thousands, except share data)

						Distributions	Accumulated
						in	Other
	Preferred Stock		Common Stock		Paid-in	Excess of	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Net Income	Loss	Total

Balance, December 31, 2006	8,219,821	$181,971	135,029,126	$1,350	$1,682,809	$(810,875)	$—	$1,055,255

Comprehensive Income
Net income						221,349		221,349
Other comprehensive income:
Unrealized loss on derivative financial instruments							(814)	(814)

Comprehensive income						221,349	(814)	220,535

Issuance of common and restricted shares			371,453	4	8,848			8,852
Purchase of common shares			(3,114,500)	(31)	(77,905)			(77,936)
Redemption of 8.60% Series B Cumulative Redeemable shares	(5,416,009)	(135,400)			2,261	(2,261)		(135,400)
Issuance of 6.75% Series G Cumulative Redeemable shares	5,400,000	135,000			(4,252)			130,748
Adjustment for conversion of minority interests of unitholders in operating partnerships			1,031,627	10	8,780			8,790
Common stock distributions declared ($1.32 per share)						(177,540)		(177,540)
Preferred stock distributions declared-Series B ($1.07 per share)						(4,819)		(4,819)
Preferred stock distributions declared-Series E ($1.33 per share)						(3,726)		(3,726)
Preferred stock distributions declared -Series G ($1.13 per share)						(5,366)		(5,366)

Balance, December 31, 2007	8,203,812	$181,571	133,317,706	$1,333	$1,620,541	$(783,238)	$(814)	$1,019,393

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and formation

UDR, Inc., a Maryland corporation, was formed in 1972. We have activities related to the ownership, management, development, acquisition, renovation, and disposition of multifamily apartment communities nationwide. At December 31, 2007, we owned 234 communities.

Basis of presentation

The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P., (the “Operating Partnership”), and Heritage Communities L.P. (the “Heritage OP”), (collectively, “UDR”). As of December 31, 2007, there were 166,130,747 units in the Operating Partnership outstanding, of which 157,477,187 units or 95% were owned by UDR and 8,653,560 units or 5% were owned by limited partners. As of December 31, 2007, there were 5,542,200 units in the Heritage OP outstanding, of which 5,225,748 units or 94% were owned by UDR and 316,452 units or 6% were owned by limited partners. The consolidated financial statements of UDR include the minority interests of the unitholders in the Operating Partnership and the Heritage OP. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Expenditures for ordinary repair and maintenance costs are charged to expense as incurred. Expenditures for improvements, renovations, and replacements related to the acquisition and/or improvement of real estate assets are capitalized at cost and depreciated over their estimated useful lives if the expenditures qualify as a betterment or the life of the related asset will be substantially extended beyond the original life expectancy.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Interest, real estate taxes, and incremental labor and support costs for personnel working directly on the development site are capitalized as part of the real estate under development to the extent that such charges do not cause the carrying value of the asset to exceed its net realizable value. During 2007, 2006, and 2005, total interest capitalized was $13.2 million, $5.2 million, and $2.8 million, respectively.

Cash equivalents

Cash equivalents include all cash and liquid investments with maturities of three months or less when purchased.

Restricted cash

Restricted cash consists of escrow deposits held by lenders for real estate taxes, insurance and replacement reserves, and security deposits.

Deferred financing costs

Deferred financing costs include fees and other external costs incurred to obtain debt financings and are generally amortized on a straight-line basis, which approximates the effective interest method, over a period not to exceed the term of the related debt. Unamortized financing costs are written-off when debt is retired before its maturity date. During 2007, 2006, and 2005, amortization expense was $7.3 million, $6.1 million, and $6.5 million, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidation of joint venture partnerships

FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” requires the Company to consolidate the assets, liabilities and results of operations of the activities of a variable interest entity if the Company is the primary beneficiary of the variable interest entity. The primary beneficiary is the partner that is entitled to receive a majority of the entity’s residual returns and/or is subject to a majority of the risk of loss from such entity’s activities. As of December 31, 2007, UDR has one development joint venture partnership in Marina del Rey, California, that is consolidated under FIN 46.

Investments in unconsolidated joint ventures

Investments in unconsolidated joint ventures are accounted for using the equity method when major business decisions require approval by the other partners and UDR does not have control of the assets or if the venture is a variable interest entity, but the Company is not the primary beneficiary. Investments are recorded at cost and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. UDR eliminates intercompany profits on sales of services that are provided to joint ventures. Differences between the carrying value of investments and the underlying equity in net assets of the investee are due to capitalized interest on the investment balance and capitalized development and leasing costs that are recovered by UDR through fees earned during construction. At December 31, 2007, UDR has three unconsolidated development joint ventures and one unconsolidated operating joint ventures that are accounted for under the equity method.

Revenue recognition

UDR’s apartment homes are leased under operating leases with terms generally of one year or less. Rental income is recognized as it is earned.

Advertising costs

All advertising costs are expensed as incurred and reported on the Consolidated Statements of Operations within the line item “Administrative and marketing.” During 2007, 2006, and 2005, total advertising expense was $7.8 million, $9.3 million, and $11.2 million, respectively.

Comprehensive income

Comprehensive income, which is defined as all changes in equity during each period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Statements of Stockholders’ Equity. For the year ended December 31, 2007, other comprehensive income consists of an unrealized loss from derivative financial instruments on an unconsolidated development joint venture in which UDR has a 49% interest.

Stock-based employee compensation plans

UDR adopted the fair-value-based method of accounting for share-based payments effective January 1, 2004 using the prospective method described in FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” UDR adopted FASB Statement No. 123(R), “Share-Based Payments,” (FAS 123(R)) on January 1, 2006 and has continued to use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees, which have not been granted since 2002. FAS 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date (as of January 1, 2006, there were no unvested stock options). UDR adopted FAS 123(R) using the modified prospective transition method (which applied only to awards granted, modified or settled after the adoption date). The adoption of the provisions of FAS 123(R) did not have a material impact on our financial position, results of operations, or cash flows.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minority interests of unitholders in operating partnerships

Interests in operating partnerships held by limited partners are represented by operating partnership units (“OP Units”). The operating partnerships’ income is allocated to holders of OP Units based upon net income available to common stockholders and the weighted average number of OP Units outstanding to total common shares plus OP Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to minority interests in accordance with the terms of the individual partnership agreements. OP Units can be exchanged for cash or shares of UDR’s common stock on a one-for-one basis, at the option of UDR. OP Units, as a percentage of total OP Units and shares outstanding, were 5.4% at December 31, 2007, 6.1% at December 31, 2006, and 5.9% at December 31, 2005.

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

The following table sets forth the computation of basic and diluted earning per share (dollars in thousands, except per share amounts):

	2007	2006	2005

Numerator for basic and diluted earnings per share —
Net income available to common stockholders	$205,177	$113,235	$139,796
Denominator:
Denominator for basic earnings per share —
Weighted average common shares outstanding	134,888	134,533	136,920
Non-vested restricted stock awards	(872)	(801)	(777)

	134,016	133,732	136,143

Effect of dilutive securities:
Employee stock options, non-vested restricted stock awards, and convertible debt	—	—	—

Denominator for dilutive earnings per share	134,016	133,732	136,143

Basic earnings per share	$1.53	$0.85	$1.03

Diluted earnings per share	$1.53	$0.85	$1.03

The effect of the conversion of the operating partnership units, Series A Out-Performance Partnership Units, convertible preferred stock, and convertible debt, is not dilutive and is therefore not included in the above calculations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If the operating partnership units were converted to common stock, the additional shares of common stock outstanding for the three years ended December 31, 2007, would be 7,762,070, 8,693,981 and 8,545,786 weighted average common shares, respectively.

If the Series A Out-Performance Partnership Shares were converted to common stock, the additional shares of common stock outstanding for the three years ended December 31, 2007, would be 0, 1,716,659 and 1,778,251 weighted average common shares, respectively. The Series A limited liability company was dissolved as of December 21, 2007.

At December 31, 2007, if the measurement periods had ended on that date, no Series C, D or E Out-Performance Partnership Shares would have been issued had each Program terminated on that date. Accordingly, no additional operating partnership units would have been issued at that date.

At December 31, 2006, if the measurement periods had ended on that date, Series C and D Out-Performance Partnership Shares would have been issued if each Program terminated on that date. Accordingly, 713,790 and 799,459 operating partnership units, respectively, would have been issued had the measurement periods ended on that date; however, those units have been excluded in the calculation of diluted earnings per share because their effect would be anti-dilutive.

If the convertible preferred stock were converted to common stock, the additional shares of common stock outstanding for the years ended December 31, 2007 and 2006, would be 2,803,812 weighted average common shares.

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

Impact of recently issued accounting pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” (“FAS 157”) and in February 2007, Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“FAS 159”). FAS 157 increases the consistency and comparability in fair value measurements and expands disclosures about fair value measurements. FAS 159 allows an entity to make a one-time election to measure many financial assets and financial liabilities at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, this statement specifies that all subsequent changes in fair value for that instrument are reported in earnings. Both

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements are effective for fiscal years beginning after November 15, 2007. UDR does not believe the provisions of FAS 157 related to financial assets and liabilities will have a material impact on its consolidated financial statements. UDR is still assessing the impact of the provisions of FAS 157 related to non-financial assets and liabilities on its consolidated financial statements. UDR does not believe the provisions of FAS 159 will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued “Business Combinations,” (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination, recognizing assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. FAS 141R is effective for fiscal years beginning after December 15, 2008.

In December 2007, the FASB issued “Non-controlling Interests in Consolidated Financial Statements” (“FAS 160”). FAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the non-controlling interest with disclosure of both amounts on the consolidated statement of operations. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. FAS 160 is effective for fiscal years beginning after December 15, 2008.

2.	REAL ESTATE OWNED

UDR operates in 30 markets dispersed throughout 14 states. At December 31, 2007, our largest apartment market was Orange County, California, where we owned 12% of our apartment homes, based upon carrying value. Excluding Orange County, California, UDR did not own more than 8% of its apartment homes in any one market, based upon carrying value.

The following table summarizes real estate held for investment at December 31, (dollars in thousands):

	2007	2006

Land and land improvements	$1,130,016	$1,062,480
Buildings and improvements	2,832,547	2,627,669
Furniture, fixtures, and equipment	169,318	163,450

Real estate held for investment	4,131,881	3,853,599
Accumulated depreciation	(822,831)	(708,233)

Real estate held for investment, net	$3,309,050	$3,145,366

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of real estate held for investment by major geographic markets (in order of carrying value, excluding real estate held for disposition and real estate under development) at December 31, 2007 (dollars in thousands):

	Number of	Initial
	Apartment	Acquisition	Carrying	Accumulated
	Communities	Cost	Value	Depreciation	Encumbrances

WESTERN REGION
Orange County, CA	13	$642,350	$696,332	$72,650	$146,319
San Francisco, CA	9	314,775	339,664	52,198	—
Los Angeles, CA	7	263,038	278,375	29,860	89,574
San Diego, CA	5	154,551	166,900	22,415	39,847
Inland Empire, CA	3	91,763	147,351	22,019	—
Seattle, WA	7	138,380	147,268	23,248	68,920
Monterey Peninsula, CA	7	85,323	146,325	32,264	—
Sacramento, CA	2	51,899	65,466	19,288	48,167
Portland, OR	3	53,202	63,387	11,965	10,741
MID-ATLANTIC REGION
Metropolitan DC	10	385,708	432,905	55,272	90,563
Richmond, VA	7	97,307	176,873	64,332	25,851
Baltimore, MD	9	138,094	174,345	50,459	—
Norfolk, VA	6	42,741	77,089	36,960	28,388
Other Mid-Atlantic	5	42,897	71,192	27,356	—
SOUTHEASTERN REGION
Tampa, FL	10	173,175	240,240	69,228	51,994
Orlando, FL	10	120,739	208,846	76,999	71,423
Nashville, TN	8	103,040	166,445	46,078	68,853
Jacksonville, FL	5	116,068	149,131	38,340	16,011
Other Florida	4	94,568	109,356	23,449	—
SOUTHWESTERN REGION
Dallas, TX	9	137,005	162,386	13,307	26,584
Phoenix, AZ	3	45,168	68,446	24,742	30,257
Austin, TX	1	17,420	19,926	6,019	—
Richmond Corporate	—	—	2,243	841	—
Commercial	—	20,223	21,390	3,542	10,511

	143	$3,329,434	$4,131,881	$822,831	$824,003

The following is a summary of real estate held for disposition by major category at December 31, 2007 (dollars in thousands):

	Initial
	Acquisition	Carrying	Accumulated
	Cost	Value	Depreciation	Encumbrances

Apartments	$1,033,277	$1,474,660	$547,965	$227,325

	$1,033,277	$1,474,660	$547,965	$227,325

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of real estate under development by major category at December 31, 2007 (dollars in thousands):

	Initial
	Acquisition	Carrying	Accumulated
	Cost	Value	Depreciation	Encumbrances

Apartments	$62,238	$98,283	$861	$—
Land and joint ventures	164,042	247,717	102	86,608

	$226,280	$346,000	$963	$86,608

Total Real Estate Owned	$4,588,991	$5,952,541	$1,371,759	$1,137,936

3.	INCOME FROM DISCONTINUED OPERATIONS

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

For purposes of these financial statements, FAS 144 results in the presentation of the primary assets and liabilities and the net operating results of those properties sold or classified as held for disposition through December 31, 2007, as discontinued operations for all periods presented. FAS 144 does not have an impact on net income available to common stockholders. FAS 144 only results in the reclassification of the operating results of all properties sold or classified as held for disposition through December 31, 2007, within the Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005, and the reclassification of the assets and liabilities within the Consolidated Balance Sheets as of December 31, 2007 and 2006.

For the year ended December 31, 2007, UDR sold 21 communities, 61 condominiums from two communities with a total of 640 condominiums, and one parcel of land. UDR recognized after-tax gains for financial reporting purposes of $256.2 million on these sales, of which $142.4 million are included in discontinued operations. The remaining $113.8 million of gains recognized, related to our sale of nine communities and the contribution of one development property, at cost, to a joint venture in which UDR will hold a 20% interest, is reported as a component of continuing operations as disclosed in Note 4 — Joint Ventures. At December 31, 2007, UDR had 86 communities with a net book value of $885.5 million, two communities with a total of 579 condominiums and a net book value of $40.8 million, and one commercial unit with a net book value of $0.4 million included in real estate held for disposition.

During 2006, UDR sold 24 communities and 384 condominiums from four communities with a total of 612 condominiums. We recognized gains for financial reporting purposes of $148.6 million on these sales. During 2005, UDR sold 22 communities, 240 condominiums from five communities with a total of 648 condominiums, and one parcel of land. We recognized gains for financial reporting purposes of $139.7 million on these sales. In conjunction with the sale of ten properties in July 2005, UDR received short-term notes for $124.7 million that bear interest at 6.75% and had maturities ranging from September 2005 to July 2006. As of December 31, 2006, all of the notes receivable had matured and had been repaid. Previously deferred gains for financial reporting purposes of $6.4 million were recognized during the year ended December 31, 2006. The results of operations for these properties and the interest expense associated with the secured debt on these properties are classified on the Consolidated Statements of Operations in the line item entitled “Income from discontinued operations, net of minority interests.”

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of income from discontinued operations for the years ended December 31, (dollars in thousands):

	2007	2006	2005

Rental income	$241,340	$273,195	$295,331
Non-property income	1	5	8

	241,341	273,200	295,339
Rental expenses	93,658	112,471	124,656
Real estate depreciation	66,108	78,764	77,256
Interest	3,343	2,109	3,290
Loss on early debt retirement	—	—	1,821
Other expenses	511	532	537

	163,620	193,876	207,560
Income before net gain on the sale of land and depreciable property, and minority interests	77,721	79,324	87,779
Net gain on the sale of land and depreciable property	142,383	148,614	139,724

Income before minority interests	220,104	227,938	227,503
Minority interests in income from discontinued operations	(11,974)	(13,836)	(13,377)

Income from discontinued operations, net of minority interests	$208,130	$241,102	$214,126

4.	JOINT VENTURES

Consolidated Development Joint Venture

In June 2006, we completed the formation of a development joint venture that will invest approximately $138 million to develop one apartment community with 298 apartment homes in Marina del Rey, California. UDR is the financial partner and is responsible for funding the costs of development and receives a preferred return from 7% to 8.5% before our partner receives a 50% participation. Our initial investment was $27.5 million. Under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” this venture has been consolidated into UDR’s financial statements. Our joint venture partner is the managing partner as well as the developer, general contractor, and property manager. The project is currently expected to be completed in the second quarter of 2008.

Unconsolidated Joint Ventures

As of December 31, 2007, UDR had investments in the following unconsolidated joint ventures which are accounted for under the equity method of accounting:

UDR is a partner in a joint venture to develop a site in Bellevue, Washington. At closing, we owned 49% of the project that involves building a 430 home high rise apartment building with ground floor retail. Our initial investment was $5.7 million. The project is currently expected to be completed in the fourth quarter of 2010. Our investment at December 31, 2007 was $8.1 million.

UDR is a partner in a joint venture which will develop 274 apartment homes in the central business district of Bellevue, Washington. Construction began in the fourth quarter of 2006 and is scheduled for completion in the fourth quarter of 2008. At closing, we owned 49% of the project. Our initial investment was $10.0 million. Our investment at December 31, 2007 and 2006 was $8.9 million and $5.9 million, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2007, UDR and an unaffiliated partner formed a joint venture which owns and operates a recently completed 23-story, 166 apartment home high rise community in the central business district of Bellevue, Washington. At closing, UDR owned 49% of the project (subject to a $34 million mortgage). Our initial investment was $11.8 million. Our investment at December 31, 2007 was $11.2 million.

In November 2007, UDR and an unaffiliated partner formed a joint venture which owns and operates various properties located in Texas. On the closing date, UDR sold nine operating properties, consisting of 3,690 units, and contributed one property under development, at cost, to the joint venture. The property under development will have 302 units and is expected to be completed in the third quarter of 2008. UDR contributed cash and property equal to 20% of the fair value of the properties. The unaffiliated partner contributed cash equal to 80% of the fair value of the properties comprising the venture, which was then used to purchase the nine operating properties from UDR. Our initial investment was $20.4 million. Our investment at December 31, 2007 was $20.1 million.

In accordance with EITF No. 03-13, the cash flows of the Texas joint venture assets have been classified as a component of continuing operations on the Consolidated Statement of Operations as UDR will recognize significant direct cash flows from the disposed properties over the duration of the venture arrangement.

5.	SECURED DEBT

Secured debt on continuing and discontinued operations of UDR’s real estate portfolio, which encumbers $1.7 billion or 29% of real estate owned based upon book value ($4.2 billion or 71% of UDR’s real estate owned is unencumbered) consists of the following as of December 31, 2007 (dollars in thousands):

			Weighted	Weighted	Number of
	Principal Outstanding		Average	Average	Properties
	December 31,	December 31,	Interest Rate	Years to Maturity	Encumbered
	2007	2006	2007	2007	2007

Fixed Rate Debt
Mortgage notes payable	$324,059	$352,159	5.57%	3.6	17
Tax-exempt secured notes payable	18,230	26,070	5.58%	17.0	2
Fannie Mae credit facilities	583,071	399,362	5.94%	5.5	9

Total fixed rate secured debt	925,360	777,591	5.80%	5.0	28
Variable Rate Debt
Mortgage notes payable	124,023	105,089	5.35%	2.9	3
Tax-exempt secured note payable	7,770	7,770	3.47%	20.5	1
Fannie Mae credit facility	80,783	292,469	5.08%	4.8	34

Total variable rate secured debt	212,576	405,328	5.18%	4.3	38

Total secured debt	$1,137,936	$1,182,919	5.69%	4.9	66

Fixed Rate Debt

Mortgage notes payable.  Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from February 2009 through July 2027 and carry interest rates ranging from 4.32% to 8.18%.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax-exempt secured notes payable.  Fixed rate mortgage notes payable that secure tax-exempt housing bond issues mature at various dates from May 2008 through March 2031 and carry interest rates ranging from 5.30% to 6.47%. Interest on these notes is generally payable in semi-annual installments.

Secured credit facilities.  At December 31, 2007, UDR’s fixed rate secured credit facilities consisted of $583.1 million of the $663.9 million outstanding on a $748.9 million aggregate commitment under four revolving secured credit facilities with Fannie Mae. The Fannie Mae credit facilities are for an initial term of ten years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at our option. As of December 31, 2007, the fixed rate Fannie Mae credit facilities had a weighted average fixed rate of interest of 5.94%.

Variable Rate Debt

Mortgage notes payable.  Variable rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from October 2009 through July 2013. As of December 31, 2007, these notes had interest rates ranging from 5.28% to 5.53%.

Tax-exempt secured note payable.  The variable rate mortgage note payable that secures tax-exempt housing bond issues matures in July 2028. As of December 31, 2007, this note had an interest rate of 3.47%. Interest on this note is payable in monthly installments.

Secured credit facilities.  At December 31, 2007, UDR’s variable rate secured credit facilities consisted of $80.8 million outstanding on the Fannie Mae credit facilities. As of December 31, 2007, the variable rate Fannie Mae credit facilities had a weighted average floating rate of interest of 5.08%.

The aggregate maturities of secured debt for the five years subsequent to December 31, 2007 are as follows (dollars in thousands):

	Fixed			Variable
	Mortgage	Tax-Exempt	Credit	Mortgage	Tax-Exempt	Credit
Year	Notes	Notes	Facilities	Notes	Notes	Facilities	Total

2008	$4,475	$4,905	$2,340	$—	$—	$—	$11,720
2009	33,980	—	2,507	86,608	—	—	123,095
2010	107,669	—	141,529	—	—	—	249,198
2011	59,202	—	52,809	—	—	15,783	127,794
2012	57,071	—	177,944	—	—	—	235,015
Thereafter	61,662	13,325	205,942	37,415	7,770	65,000	391,114

	$324,059	$18,230	$583,071	$124,023	$7,770	$80,783	$1,137,936

During the first quarter of 2005, we prepaid approximately $110 million of secured debt. In conjunction with these prepayments, we incurred prepayment penalties of $8.5 million in both continuing and discontinued operations as “Loss on early debt retirement.” These penalties were funded by the proceeds from the sale of our technology investment of $12.3 million.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	UNSECURED DEBT

A summary of unsecured debt as of December 31, 2007 and 2006 is as follows (dollars in thousands):

	2007	2006

Commercial Banks
Borrowings outstanding under an unsecured credit facility due July 2012(a)	$309,500	$87,200
Senior Unsecured Notes — Other
7.25% Notes due January 2007	—	92,255
4.30% Medium-Term Notes due July 2007	—	75,000
4.50% Medium-Term Notes due March 2008	200,000	200,000
8.50% Monthly Income Notes due November 2008	29,081	29,081
4.25% Medium-Term Notes due January 2009	50,000	50,000
6.50% Notes due June 2009	200,000	200,000
3.90% Medium-Term Notes due March 2010	50,000	50,000
3.625% Convertible Senior Notes due September 2011(b)	250,000	250,000
5.00% Medium-Term Notes due January 2012	100,000	100,000
6.05% Medium-Term Notes due June 2013	125,000	121,345
5.13% Medium-Term Notes due January 2014	200,000	200,000
5.50% Medium-Term Notes due April 2014(c)	150,000	—
5.25% Medium-Term Notes due January 2015	250,000	250,000
5.25% Medium-Term Notes due January 2016	100,000	100,000
8.50% Debentures due September 2024	54,118	54,118
4.00% Convertible Senior Notes due December 2035(d)	250,000	250,000
Other	158	167

	2,008,357	2,021,966

Unsecured Notes — Other
ABAG Tax-Exempt Bonds due August 2008	46,700	46,700
Unsecured Notes — Premiums & Discount
Premium on $50 million Medium-Term Notes due March 2010	344	—
Premium on $250 million Medium-Term Notes due January 2015	343	—
Discount on $150 million Medium-Term Notes due April 2014	(504)	—

	183	—

Total Unsecured Debt	$2,364,740	$2,155,866

(a)	On July 27, 2007, UDR amended and restated its existing three-year $500 million senior unsecured revolving credit facility with a maturity date of May 31, 2008, (which can be extended for an additional year at UDR’s option) to increase the facility to $600 million and extend its maturity to July 26, 2012. The terms of the $600 million credit facility provide that UDR has the right to increase the credit facility to $750 million under certain circumstances. Based on UDR’s current credit ratings, the $600 million credit facility carries an interest rate equal to LIBOR plus a spread of 47.5 basis points. Under a competitive bid feature and for so long as UDR maintains an Investment Grade Rating, UDR has the right to bid out 50% of the commitment amount under the $600 million credit facility and can bid out 100% of the commitment amount once per quarter.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	At any time on or after July 15, 2011, prior to the close of business on the second business day prior to September 15, 2011, and also following the occurrence of certain events, the notes will be convertible at the option of the holder. Upon conversion of the notes, UDR will deliver cash and common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 trading day observation period. The initial conversion rate for each $1,000 principal amount of notes is 26.6326 shares of our common stock, subject to adjustment under certain circumstances. In connection with the issuance of the 3.625% convertible senior notes, UDR entered into a capped call transaction with respect to its common stock. The convertible note and capped call transaction, both of which expire September 2011, must be net share settled. The maximum number of shares to be issued under the convertible notes is 6.7 million shares, subject to certain adjustment provisions. The capped call transaction combines a purchased call option with a strike price of $37.548 with a written call option with a strike price of $43.806. These transactions have no effect on the terms of the 3.625% convertible senior notes by effectively increasing the initial conversion price to $43.806 per share, representing a 40% conversion premium. The net cost of $12.6 million of the capped call transaction was included in stockholders’ equity.

(c)	In March 2007, UDR sold $150 million aggregate principal amount of 5.50% senior unsecured notes due April 2014 under its medium-term note program. The net proceeds of approximately $149 million were used for debt repayment.

(d)	Prior to December 15, 2030, upon the occurrence of specified events, the notes will be convertible at the option of the holder into cash and, in certain circumstances, shares of UDR’s common stock at an initial conversion price of approximately 35.2988 shares per $1,000 principal amount of notes. On or after December 15, 2030, the notes will be convertible at any time prior to the second business day prior to maturity at the option of the holder into cash, and, in certain circumstances, shares of UDR’s common stock at the above initial conversion rate. The initial conversion rate is subject to adjustment in certain circumstances.

The following is a summary of short-term bank borrowings under UDR’s bank credit facility at December 31, (dollars in thousands):

	2007	2006	2005

Total revolving credit facilities at December 31	$600,000	$500,000	$500,000
Borrowings outstanding at December 31	309,500	87,200	210,800
Weighted average daily borrowings during the year	222,216	264,102	315,487
Maximum daily borrowings during the year	408,400	415,800	440,200
Weighted average interest rate during the year	5.6%	5.3%	3.6%
Weighted average interest rate at December 31	5.4%	5.6%	4.7%

The aggregate maturities of unsecured debt for the five years subsequent to December 31, 2007 are as follows (dollars in thousands):

	Credit	Unsecured
Year	Facility	Debt	Total

2008	$309,500	$275,912	$585,412
2009	—	250,131	250,131
2010	—	50,017	50,017
2011	—	249,978	249,978
2012	—	99,978	99,978
Thereafter	—	1,129,224	1,129,224

	$309,500	$2,055,240	$2,364,740

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	STOCKHOLDERS’ EQUITY

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

Distributions declared on the Series E in 2007 were $1.33 per share. The Series E is not listed on any exchange. At December 31, 2007 and 2006, a total of 2,803,812 shares of the Series E were outstanding.

In May 2007, UDR sold 5,400,000 shares of our 6.75% Series G Cumulative Redeemable Preferred Stock. The Series G Cumulative Redeemable Preferred Stock has no stated par value and a liquidation preference of $25 per share. The Series G generally has no voting rights except under certain limited circumstances and as required by law. The Series G has no stated maturity and is not subject to any sinking fund or mandatory redemption and is not convertible into any of our other securities. The Series G is not redeemable prior to May 31, 2012. On or after this date, the Series G may be redeemed for cash at our option, in whole or in part, at a redemption price of $25 per share plus accrued and unpaid dividends. All dividends due and payable on the Series G have been accrued or paid as of the end of each fiscal year.

Distributions declared on the Series G in 2007 were $1.13 per share. The Series G is listed on the NYSE under the symbol “UDRPrG.” At December 31, 2007, a total of 5,400,000 shares of the Series G were outstanding.

UDR is authorized to issue up to 20,000,000 shares of our Series F Preferred Stock. The Series F Preferred Stock may be purchased by holders of UDR’s operating partnership units, or OP Units, at a purchase price of $0.0001 per share. OP Unitholders are entitled to subscribe for and purchase one share of UDR’s Series F Preferred Stock for each OP Unit held. At December 31, 2007 and 2006, a total of 666,293 shares of the Series F Preferred Stock were outstanding at a value of $66.63. Holders of the Series F Preferred Stock are entitled to one vote for each share of the Series F Preferred Stock they hold, voting together with the holders of our common stock, on each matter submitted to a vote of security holders at a meeting of our stockholders. The Series F Preferred Stock does not entitle its holders to any other rights, privileges or preferences.

In May 2007, UDR completed the redemption of all of its outstanding 8.60% Series B Cumulative Redeemable Preferred Stock at $25 per share plus accrued and unpaid dividends using the net proceeds from the Series G Cumulative Redeemable Preferred Stock offering. Distributions declared on the Series B in 2007 were $1.07 per share.

Dividend Reinvestment and Stock Purchase Plan

UDR’s Dividend Reinvestment and Stock Purchase Plan (the “Stock Purchase Plan”) allows common and preferred stockholders the opportunity to purchase, through the reinvestment of cash dividends, additional shares of UDR’s common stock. As of December 31, 2007, 9,957,233 shares of common stock had been issued under the Stock Purchase Plan. Shares in the amount of 15,042,767 were reserved for further issuance under the Stock Purchase Plan as of December 31, 2007. During 2007, 63,533 shares were issued under the Stock Purchase Plan for a total consideration of approximately $1.8 million.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards

UDR’s 1999 Long-Term Incentive Plan (“LTIP”) authorizes the grant of restricted stock awards to employees, officers, consultants, and directors of UDR. Compensation expense is recorded over the vesting period and is based upon the value of the common stock on the date of issuance. For the years ended December 31, 2007, 2006 and 2005, we recognized $6.1 million, $4.5 million, and $3.2 million, respectively, of compensation expense related to the amortization of restricted stock. As of December 31, 2007, 1,361,282 shares of restricted stock have been issued under the LTIP.

Shareholder Rights Plan

UDR’s First Amended and Restated Rights Agreement was intended to protect long-term interests of stockholders in the event of an unsolicited, coercive or unfair attempt to take over UDR. The plan authorized a dividend of one Preferred Share Purchase Right (the “Rights”) on each share of common stock outstanding. Each Right entitled the holder to purchase 1/1000 of a share of a new series of UDR’s preferred stock, designated as Series C Junior Participating Cumulative Preferred Stock, at a price to be determined upon the occurrence of the event, and for which the holder must be paid $45 should the takeover occur. Under the Plan, the Rights were exercisable if a person or group acquired more than 15% of UDR’s common stock or announced a tender offer that would result in the ownership of 15% of UDR’s common stock. The Rights expired on February 4, 2008.

8.	FINANCIAL INSTRUMENTS

The following estimated fair values of financial instruments were determined by UDR using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts UDR would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts and estimated fair value of UDR’s financial instruments, where different, as of December 31, 2007 and 2006, are summarized as follows (dollars in thousands):

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Secured debt	$1,137,936	$1,159,503	$1,182,919	$1,178,078
Unsecured debt	2,364,740	2,288,542	2,155,866	2,056,929

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

At December 31, 2007, UDR has a promissory note in the principal amount of $1.5 million that is due in February 2016. The note was received in connection with our investment in the development of an online leasing software and bears interest at 10.0%. The carrying amount of this note receivable approximates its fair value.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2007, UDR received a convertible secured promissory note from a marketing and consulting firm, in the principal amount of $300,000. As of December 31, 2007, $150,000 has been drawn on the note, which represents the first of three scheduled draws. The note will become fully due and payable in August 2009 unless paid sooner or converted in accordance with the terms of the note. The carrying amount of this note receivable approximates its fair value.

In November 2007, UDR entered into a construction loan agreement with an initial principal amount of $6.0 million that is due in October 2008. The note can be drawn up to a maximum of approximately $20.2 million. The note was received in connection with our investment in a development joint venture. The carrying amount of this note receivable approximates its fair value.

Secured and unsecured debt

Estimated fair value is based on mortgage rates, tax-exempt bond rates, and corporate unsecured debt rates believed to be available to UDR for the issuance of debt with similar terms and remaining lives. The carrying amount of UDR’s variable rate secured debt approximates fair value as of December 31, 2007 and 2006. The carrying amounts of UDR’s borrowings under variable rate unsecured debt arrangements, short-term revolving credit agreements, and lines of credit approximate their fair values as of December 31, 2007 and 2006.

9.	INCOME TAXES

The aggregate cost of our real estate assets for federal income tax purposes was approximately $5.5 billion at December 31, 2007.

UDR adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, UDR recognized no material adjustments to liabilities related to unrecognized income tax benefits. At the adoption date of January 1, 2007, UDR’s taxable REIT subsidiaries had $538,000 of net unrecognized tax benefits, which would favorably impact our effective tax rate if recognized. At December 31, 2007, UDR had $415,000 of net unrecognized tax benefits. UDR and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years 2004 — 2007 remain open to examination by the major taxing jurisdictions to which we are subject. UDR recognizes interest and/or penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, UDR had $62,000 accrued for interest and $0 accrued for penalties.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles UDR’s net income to REIT taxable income for the three years ended December 31, 2007 (dollars in thousands):

	2007	2006	2005

Net income	$221,349	$128,605	$155,166
Elimination of TRS income	13,284	(6,955)	(17,802)
Minority interest	(4,018)	(4,219)	(1,828)
Depreciation and amortization expense	18,539	66,754	56,274
Disposition of properties	(52,192)	47,168	(74,323)
Revenue recognition timing differences	(2,439)	(1,249)	(87)
Capitalized interest	1,991	1,620	1,720
Compensation related differences	(1,804)	(3,264)	(2,174)
Other expense timing differences	(1,444)	173	(706)
Net operating loss	(3,925)	(47,522)	—

REIT taxable income before dividends	$189,341	$181,111	$116,240

Dividend paid deduction	$189,341	$181,111	$149,475

For income tax purposes, distributions paid to common stockholders may consist of ordinary income, capital gains, and non-taxable return of capital, or a combination thereof. Distributions that exceed our current and accumulated earnings and profits constitute a return of capital rather than taxable income and reduce the stockholder’s basis in their common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholder’s basis in the common shares, it generally will be treated as a gain from the sale or exchange of that stockholder’s common shares. For the three years ended December 31, 2007, distributions paid per common share were taxable as follows:

	2007	2006	2005

Ordinary income	$0.20	$0.48	$0.63
Long-term capital gain	0.84	0.46	0.22
Unrecaptured section 1250 gain	0.26	0.30	0.13
Return of capital	—	—	0.21

	$1.30	$1.24	$1.19

We have taxable REIT subsidiaries that are subject to state and federal income taxes. Income tax expense consists of the following for the three years ended December 31, 2007, and is included in gains on the sales of land and depreciable property in income from discontinued operations (dollars in thousands):

	2007	2006	2005

Income tax (benefit)/expense
Current	$(7,581)	$5,533	$11,090
Deferred	(1,019)	(680)	313

Total income tax (benefit)/expense	$(8,600)	$4,853	$11,403

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income for the three years ended December 31, 2007, as follows (dollars in thousands):

	2007	2006	2005

Income tax (benefit)/expense
Computed tax expense	$(7,659)	$4,134	$10,193
Permanent book/tax difference	2	(99)	—
State income tax (net of federal benefit) and other	(943)	818	1,210

Total income tax (benefit)/expense	$(8,600)	$4,853	$11,403

Deferred income taxes reflect the estimated net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts for income tax purposes. Our taxable REIT subsidiary’s deferred tax assets and liabilities are as follows for the three years ended December 31, 2007 (dollars in thousands):

	2007	2006	2005

Deferred tax assets:
Depreciation and gain/loss	$593	$550	$—
Capitalized interest	605	159	—
Pre-paid rent	94	84	19
Warranty expense	30	11	—
State income taxes	380	—	—

Total deferred tax assets	1,702	804	19
Deferred tax liabilities:
Depreciation and gain/loss	—	—	(17)
Interest	(281)	(437)	(315)
Investment in partnerships	(35)	—	—

Total deferred tax liabilities	(316)	(437)	(332)

Net deferred tax asset/(liability)	$1,386	$367	$(313)

10.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

Our Profit Sharing Plan (the “Plan”) is a defined contribution plan covering all eligible full-time employees. Under the Plan, UDR makes discretionary profit sharing and matching contributions to the Plan as determined by the Compensation Committee of the Board of Directors. Aggregate provisions for contributions, both matching and discretionary, which are included in UDR’s Consolidated Statements of Operations for the three years ended December 31, 2007, 2006, and 2005 were $0.8 million, $0.7 million, and $0.6 million, respectively.

Stock Option Plan

In May 2001, the stockholders of UDR approved the 1999 Long-Term Incentive Plan (the “LTIP”), which supersedes the 1985 Stock Option Plan. With the approval of the LTIP, no additional grants will be made under the 1985 Stock Option Plan. The LTIP authorizes the granting of awards which may take the form of options to purchase shares of common stock, stock appreciation rights, restricted stock, dividend equivalents, other stock-based awards, and any other right or interest relating to common stock or cash. The Board of Directors reserved four million shares for issuance upon the grant or exercise of awards under the LTIP. The LTIP generally provides, among other things, that options are granted at exercise prices not lower than the

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market value of the shares on the date of grant and that options granted must be exercised within ten years. The maximum number of shares of stock that may be issued subject to incentive stock options is four million shares. Shares under options that expire or are cancelable are available for subsequent grant.

UDR adopted the fair-value-based method of accounting for share-based payments effective January 1, 2004, using the prospective method described in FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” UDR adopted FAS 123(R) on January 1, 2006, and has continued to use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees, which have not been granted since 2002. FAS 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date (as of January 1, 2006, there were no unvested stock options). UDR adopted FAS 123(R) using the modified prospective transition method (which applied only to awards granted, modified or settled after the adoption date). The adoption of the provisions of FAS 123(R) did not have a material impact on our financial position, results of operations, or cash flows.

A summary of UDR’s stock option activity during the three years ended December 31, 2007, is provided in the following table:

	Number	Weighted Average	Range of
	Outstanding	Exercise Price	Exercise Prices

Balance, December 31, 2004	1,960,623	$11.88	$9.63	—	$15.38
Exercised	(298,566)	12.02	9.88	—	14.63
Forfeited	(19,834)	13.80	9.88	—	15.25

Balance, December 31, 2005	1,642,223	11.84	9.63	—	15.38
Exercised	(315,333)	13.52	9.63	—	15.38
Forfeited	(27,500)	11.47	9.63	—	14.63

Balance, December 31, 2006	1,299,390	11.44	9.63	—	15.38
Exercised	(213,731)	12.25	9.94	—	15.38
Forfeited	(7,000)	12.76	9.88	—	14.50

Balance, December 31, 2007	1,078,659	11.25	9.63	—	14.88

Exercisable at December 31, 2005	1,635,666	$11.82	$9.63	—	$15.38
2006	1,299,390	11.44	9.63	—	15.38
2007	1,078,659	11.25	9.63	—	14.88

The weighted average remaining contractual life on all options outstanding is 2.6 years. 463,944 of share options had exercise prices between $9.63 and $10.88, 525,296 of share options had exercise prices between $11.15 and $12.23, and 89,419 of share options had exercise prices between $13.94 and $14.88.

As of December 31, 2007 and 2006, stock-based awards for 2,079,360 and 2,286,091 shares of common stock, respectively, were available for future grants under the 1999 LTIP’s existing authorization.

11.	COMMITMENTS AND CONTINGENCIES

Commitments

Real Estate Under Development

UDR is committed to completing its wholly owned real estate currently under development, which has an estimated cost to complete of $293.9 million as of December 31, 2007.

UDR is committed to completing its development joint venture projects, which have an estimated cost to complete of $173.2 million at December 31, 2007. The estimated cost to complete consists of $14.8 million

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to a consolidated joint venture and $158.4 million related to two unconsolidated joint ventures in which UDR owns 49% and one unconsolidated joint venture in which UDR owns 20%. These projects are expected to be completed at various times between the second quarter of 2008 and the fourth quarter of 2010.

UDR has entered into four contracts to purchase apartment communities upon their development completion. Provided that the developer meets certain conditions, UDR will purchase these communities for approximately $155 million. These apartment communities are expected to be completed at various times between the fourth quarter of 2007 and the fourth quarter of 2009.

Land and Other Leases

UDR is party to several ground leases relating to operating communities. In addition, UDR is party to various other operating leases related to the operation of its regional offices and equipment. Future minimum lease payments for non-cancelable land and other leases as of December 31, 2007 are as follows (dollars in thousands):

	Ground	Operating
	Leases	Leases

2008	$3,685	$1,586
2009	3,689	1,620
2010	3,689	1,116
2011	3,689	361
2012	3,689	46
Thereafter	250,485	—

	$268,926	$4,729

UDR incurred $3.4 million, $2.8 million and $2.4 million of rent expense for the years ended December 31, 2007, 2006, and 2005.

In January 2008, we executed our option to purchase land for $9.0 million that had been previously leased. The future minimum lease payments of $1.3 million related to this ground lease are included in the table above.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Based on the results through December 31, 2007, no Series C OPPSs would have been issued had the Program terminated on that date. However, since the ultimate determination of Series C OPPSs to be issued will not occur until May 30, 2008, and the number of Series C OPPSs is determinable only upon future events, the financial statements do not reflect any impact for these events. Accordingly, the contingently issuable Series C OPPSs will only be included in basic earnings per share after the measurement period has ended and the applicable hurdle has been met. Furthermore, the Series C OPPSs will only be included in common stock and common stock equivalents in the calculation of diluted earnings per share after the hurdle has been met at the end of the reporting period (if any), assuming the measurement period ended at the end of the reporting period.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Based on the results through December 31, 2007, no Series D OPPSs would have been issued had the Program terminated on that date. However, since the ultimate determination of Series D OPPSs to be issued will not occur until December 31, 2008, and the number of Series D OPPSs is determinable only upon future events, the financial statements do not reflect any impact for these events. Accordingly, the contingently issuable Series D OPPSs will only be included in basic earnings per share after the measurement period has ended and the applicable hurdle has been met. Furthermore, the Series D OPPSs will only be included in common stock and common stock equivalents in the calculation of diluted earnings per share after the hurdle has been met at the end of the reporting period (if any), assuming the measurement period ended at the end of the reporting period.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Based on the results through December 31, 2007, no Series E OPPSs would have been issued had the Program terminated on that date. However, since the ultimate determination of Series E OPPSs to be issued will not occur until December 31, 2009, and the number of Series E OPPSs is determinable only upon future events, the financial statements do not reflect any impact for these events. Accordingly, the contingently issuable Series E OPPSs will only be included in basic earnings per share after the measurement period has ended and the applicable hurdle has been met. Furthermore, the Series E OPPSs will only be included in common stock and common stock equivalents in the calculation of diluted earnings per share after the hurdle has been met at the end of the reporting period (if any), assuming the measurement period ended at the end of the reporting period.

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

12.	REPORTABLE SEGMENTS

FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (FAS 131”), requires that segment disclosures present the measure(s) used by the chief operating decision maker to decide how to allocate resources and for purposes of assessing such segments’ performance. UDR’s chief operating decision maker is comprised of several members of its executive management team who use several generally accepted industry financial measures to assess the performance of the business for our reportable operating segments.

UDR owns and operates multifamily apartment communities throughout the United States that generate rental and other property related income through the leasing of apartment homes to a diverse base of tenants. The primary financial measures for UDR’s apartment communities are rental income and net operating income (“NOI”). Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. NOI is defined as total revenues less direct property operating expenses. UDR’s chief operating decision maker utilizes NOI as the key measure of segment profit or loss.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

UDR’s two reportable segments are same communities and non-mature/other communities:

•	Same communities represent those communities acquired, developed, and stabilized prior to December 31, 2006, and held as of December 31, 2007. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

•	Non-mature/other communities represent those communities that were acquired or developed in 2006 and 2007, sold properties, redevelopment properties, properties classified as real estate held for disposition, condominium conversion properties, joint venture properties, properties managed by third parties, and the non-apartment components of mixed use properties.

Executive management evaluates the performance of each of our apartment communities on a same community and non-mature/other basis, as well as individually and geographically. This is consistent with the aggregation criteria of FAS 131 as each of our apartment communities generally have similar economic characteristics, facilities, services, and tenants. Therefore, UDR’s reportable segments have been aggregated by geography in a manner identical to that which is provided to the chief operating decision maker.

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three years ended December 31, 2007, 2006, or 2005.

The accounting policies applicable to the operating segments described above are the same as those described in Note 1, “Summary of Significant Accounting Policies.” The following table details rental income and NOI for UDR’s reportable segments, for both continuing and discontinued operations, for the three years ended December 31, 2007, 2006, and 2005, and reconciles NOI to net income per the consolidated statement of operations (dollars in thousands):

	Years Ended December 31,
Reportable apartment home segment rental income:	2007	2006	2005

Same communities:
Western Region	$190,781	$178,339	$153,675
Mid-Atlantic Region	95,377	91,605	87,235
Southeastern Region	97,681	95,514	86,754
Southwestern Region	12,444	11,988	10,673
Non-mature communities/Other	342,531	359,468	364,032

Total segment and consolidated rental income	$738,814	$736,914	$702,369

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
Reportable apartment home segment net operating income (NOI):	2007	2006	2005

Same communities:
Western Region	$133,111	$121,971	$102,186
Mid-Atlantic Region	66,246	62,864	59,213
Southeastern Region	62,401	59,813	53,378
Southwestern Region	8,468	7,901	6,592
Non-mature communities	206,172	212,483	209,489

Total segment and consolidated NOI	476,398	465,032	430,858
Reconciling items:
Commercial operating income/(loss)	2,721	(350)	1,997
Non-property income	2,721	3,590	20,672
Depreciation and amortization	(261,037)	(246,934)	(215,192)
Interest	(178,020)	(181,183)	(162,723)
General and administrative and property management	(59,883)	(51,463)	(44,128)
Severance costs and other restructuring charges	(4,333)	—	—
Other operating expenses	(1,442)	(1,238)	(1,178)
Net gain on the sale of land and depreciable property	256,182	148,614	139,724
Loss on early debt retirement	—	—	(8,483)
Hurricane related insurance recoveries	—	—	2,457
Minority interests	(11,958)	(7,463)	(8,838)

Net income per the Consolidated Statement of Operations	$221,349	$128,605	$155,166

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the assets of UDR’s reportable segments for the years ended December 31, 2007 and 2006 (dollars in thousands):

	Years Ended December 31,
Reportable apartment home segment assets:	2007	2006

Same communities:
Western Region	$1,737,799	$1,706,811
Mid-Atlantic Region	603,518	584,643
Southeastern Region	689,163	663,757
Southwestern Region	88,373	86,677
Non-mature communities/Other	2,833,688	2,778,234

Total segment assets	5,952,541	5,820,122
Accumulated depreciation	(1,371,759)	(1,253,727)

Total segment assets — net book value	4,580,782	4,566,395
Reconciling items:
Cash and cash equivalents	3,219	2,143
Restricted cash	6,295	5,602
Deferred financing costs, net	34,136	34,656
Notes receivable	12,655	10,500
Investment in unconsolidated joint ventures	48,264	5,850
Funds held in escrow from IRC Section 1031 exchanges pending the acquisition of real estate	56,217	—
Other assets	45,428	33,060
Other assets — real estate held for disposition	14,125	17,669

Total consolidated assets	$4,801,121	$4,675,875

Capital expenditures related to our same communities totaled $69.5 million, $86.2 million, and $66.6 million for the three years ended December 31, 2007, 2006, and 2005, respectively. Capital expenditures related to our non-mature/other communities totaled $70.2 million, $115.8 million, and $90.8 million for the three years ended December 31, 2007, 2006, and 2005, respectively.

Markets included in the above geographic segments are as follows:

i. Western — Orange Co., San Francisco, Los Angeles, Monterey Peninsula, Seattle, San Diego, Inland Empire, Portland, and Sacramento.

ii. Mid-Atlantic — Metropolitan DC, Richmond, Raleigh, Baltimore, Norfolk, and Other Mid-Atlantic.

iii. Southeastern — Tampa, Orlando, Nashville, Jacksonville, and Other Florida.

iv. Southwestern — Phoenix, Dallas, and Austin.

13.	RESTRUCTURING CHARGES

UDR is establishing Highlands Ranch, Colorado, as its corporate headquarters and is realigning resources to improve efficiencies and centralize job functions in fewer locations. As a result of a comprehensive review of the organizational structure of UDR and its operations, UDR recorded a charge of $3.6 million during the fourth quarter of 2007 related to workforce reductions, relocation costs, and other related costs. These charges

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are included in the Consolidated Statements of Operations within the line item “Severance costs and other restructuring charges.”

The planned workforce reductions resulted in the termination of approximately 70 full-time equivalent positions, or approximately 20% of total staffing in corporate functions, including management and general and administrative functions, and in apartment operations. Employee termination benefits included severance packages and related benefits and outplacement services for employees terminated.

14.	UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA

Summarized consolidated quarterly financial data for the year ended December 31, 2007, with restated amounts that reflect discontinued operations as of December 31, 2007, is as follows (dollars in thousands, except per share amounts):

	Three Months Ended
	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated
	March 31	March 31	June 30	June 30	September 30	September 30	December 31

Rental income(a)	$181,145	$121,413	$178,231	$123,689	$183,065	$128,192	$124,180
(Loss)/income before minority interests and discontinued operations	(8,823)	(24,115)	(6,005)	(21,838)	(6,798)	(23,761)	83,783
Gain on sale of land and depreciable property	41,532	41,532	8,921	8,921	86,804	86,804	118,057
Income from discontinued operations, net of minority interests	39,961	54,536	12,031	27,018	85,085	101,143	24,614
Net income available to common stockholders	27,990	27,990	811	811	75,570	75,570	100,806
Earnings per common share:
Basic	$0.21	$0.21	$0.01	$0.01	$0.56	$0.56	$0.76
Diluted	0.21	0.21	0.01	0.01	0.56	0.56	0.75

(a)	Represents rental income from continuing operations.

Summarized consolidated quarterly financial data for the year ended December 31, 2006, with restated amounts that reflect discontinued operations as of December 31, 2007, is as follows (dollars in thousands, except per share amounts):

	Three Months Ended
	Previously		Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
	March 31	March 31	June 30	June 30	September 30	September 30	December 31	December 31

Rental income(a)	$166,432	$110,954	$165,197	$114,025	$170,393	$118,293	$179,749	$120,447
Loss before minority interests and discontinued operations	(7,193)	(22,707)	(6,986)	(22,276)	(7,655)	(22,459)	(9,139)	(24,428)
Gain on sale of land and depreciable property	15,347	15,347	33,482	33,482	65,669	65,669	34,116	34,116
Income from discontinued operations, net of minority interests	18,550	33,123	38,545	52,923	66,245	80,171	33,525	47,885
Net income available to common stockholders	8,165	8,165	28,342	28,342	55,510	55,510	21,218	21,218
Earnings per common share:
Basic	$0.06	$0.06	$0.21	$0.21	$0.42	$0.42	$0.16	$0.16
Diluted	0.06	0.06	0.21	0.21	0.42	0.42	0.16	0.16

(a)	Represents rental income from continuing operations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	SUBSEQUENT EVENTS

In the fall of 2007, UDR commenced a formal plan of disposition for a portfolio of its properties. In January 2008, UDR announced that it had entered into an agreement dated January 23, 2008, to sell 86 communities for $1.7 billion. In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the primary assets and liabilities and results of operations of these properties have been classified as discontinued operations at December 31, 2007, and have been segregated in UDR’s Consolidated Statement of Operations and Consolidated Balance Sheets.

The transaction is expected to close on or about March 3, 2008, at which time UDR will receive $1.5 billion in cash and will provide the buyer a note in the principal amount of $200 million. The note matures on the same date as the buyer’s senior financing, may be prepaid 14 months from the date of the note, bears interest at a fixed rate of 7.5% per annum and is secured by a pledge and security agreement and a guarantee. Closing is subject to customary closing conditions. Upon completion of the transaction, UDR will own 148 communities.

In January 2008, the Board of Directors authorized a new 15 million share repurchase program. This program is in addition to our already existing 10 million share repurchase program. The program authorizes the repurchase of our common stock in open market purchases, in block purchases, privately negotiated transactions, or otherwise.

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED
FOR THE YEAR ENDED DECEMBER 31, 2007

					Cost of
					Improvements	Gross Amount at Which
		Initial Costs		Total	Capitalized	Carried at Close of Period
		Land and	Buildings	Initial	Subsequent	Land and	Buildings	Total
		Land	and	Acquisition	to Acquisition	Land	and	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	(Net of Disposals)	Improvements	Improvements	Value (A)	Depreciation (B)	Construction	Acquired

WESTERN REGION

Harbor at Mesa Verde	33,776,586	20,476,466	28,537,805	49,014,271	8,989,127	20,504,790	37,498,609	58,003,398	10,112,219	1965	06/12/03

Pine Brook Village	18,270,000	2,581,763	25,504,086	28,085,849	3,997,182	3,817,429	28,265,602	32,083,031	7,391,631	1979	06/12/03

Pacific Shores	19,145,000	7,345,226	22,623,676	29,968,902	6,508,655	7,377,088	29,100,469	36,477,557	7,456,363	1971	06/12/03

Huntington Vista	—	8,055,452	22,485,746	30,541,198	4,514,722	8,117,805	26,938,115	35,055,920	7,055,335	1970	06/12/03

Pacific Palms	—	12,285,059	6,236,783	18,521,843	1,371,674	12,562,735	7,330,781	19,893,516	2,255,443	1962	07/31/03

Missions at Back Bay	—	229,270	14,128,763	14,358,033	888,536	10,633,621	4,612,949	15,246,569	1,204,177	1969	12/16/03

Coronado at Newport — North	53,358,910	62,515,901	46,082,056	108,597,957	9,058,175	62,603,677	55,052,455	117,656,132	10,790,005	1968	10/28/04

Huntington Villas	—	61,535,270	18,017,201	79,552,471	2,616,411	61,729,371	20,439,511	82,168,882	4,386,281	1972	09/30/04

Villa Venetia	—	70,825,106	24,179,600	95,004,706	3,231,403	70,863,311	27,372,798	98,236,109	5,623,668	1972	10/28/04

Vista Del Rey	—	10,670,493	7,079,834	17,750,327	1,000,075	10,696,202	8,054,200	18,750,402	1,666,194	1969	09/30/04

Foxborough	—	12,070,601	6,186,721	18,257,322	1,329,310	12,106,986	7,479,646	19,586,632	1,523,270	1969	09/30/04

Coronado South	—	58,784,785	50,066,757	108,851,542	6,738,462	58,896,295	56,693,709	115,590,004	9,617,722	1970	03/31/05

The Arboretum	21,768,024	29,562,468	14,283,292	43,845,760	3,737,738	29,621,038	17,962,460	47,583,498	3,568,023	1970	10/28/04

ORANGE COUNTY, CA	146,318,520	356,937,860	285,412,320	642,350,180	53,981,471	369,530,348	326,801,303	696,331,651	72,650,333

2000 Post Street	—	9,860,627	44,577,506	54,438,133	4,224,516	10,080,046	48,582,603	58,662,649	11,930,556	1987	12/07/98

Birch Creek	—	4,365,315	16,695,509	21,060,824	4,109,385	4,876,077	20,294,132	25,170,209	7,069,872	1968	12/07/98

Highlands of Marin	—	5,995,838	24,868,350	30,864,188	3,801,416	6,216,187	28,449,417	34,665,604	8,050,844	1991	12/07/98

Marina Playa	—	6,224,383	23,916,283	30,140,666	5,072,186	6,549,216	28,663,636	35,212,852	9,812,671	1971	12/07/98

Crossroads	—	4,811,488	10,169,520	14,981,008	1,928,804	4,886,649	12,023,163	16,909,812	2,553,977	1986	07/28/04

River Terrace	—	22,161,247	40,137,141	62,298,388	(257,781)	22,162,242	39,878,365	62,040,607	5,870,941	2005	08/01/05

Lake Pines	—	14,031,365	30,536,982	44,568,346	2,305,833	14,031,365	32,842,815	46,874,179	3,965,449	1972	11/29/05

Bay Terrace	—	8,544,559	14,457,992	23,002,551	795,313	8,544,559	15,253,305	23,797,864	1,999,811	1962	10/07/05

Highlands of Marin Phase II	—	5,352,554	18,558,883	23,911,437	89,791	5,352,554	18,648,674	24,001,228	257,783	1968	10/05/07

2000 Post III	—	1,755,643	7,753,477	9,509,120	2,819,450	3,290,476	9,038,095	12,328,570	685,913	2006	12/07/98

SAN FRANCISCO, CA	—	83,103,019	231,671,642	314,774,661	24,888,914	85,989,371	253,674,204	339,663,575	52,197,817

The Crest	58,704,570	21,953,480	67,808,654	89,762,134	5,045,331	21,965,475	72,841,990	94,807,465	14,165,069	1989	09/30/04

Rosebeach	—	8,414,478	17,449,593	25,864,072	1,079,447	8,423,228	18,520,291	26,943,519	3,628,798	1970	09/30/04

The Villas at San Dimas	13,040,479	8,180,619	16,735,364	24,915,983	1,235,666	8,223,012	17,928,637	26,151,649	3,471,247	1981	10/28/04

The Villas at Bonita	8,296,117	4,498,439	11,699,117	16,197,556	540,070	4,502,814	12,234,812	16,737,625	2,351,059	1981	10/28/04

Ocean Villa	9,532,489	5,134,982	12,788,885	17,923,867	579,622	5,160,237	13,343,253	18,503,489	2,506,183	1965	10/28/04

Tierra Del Rey	—	39,585,534	36,678,725	76,264,259	13,548	39,585,534	36,692,273	76,277,806	68,451	1998	12/20/07

Pine Avenue DCO	—	5,805,234	6,305,030	12,110,264	6,843,359	5,888,878	13,064,745	18,953,623	3,669,274	1987	08/28/06

LOS ANGELES, CA	89,573,655	93,572,766	169,465,368	263,038,134	15,337,043	93,749,177	184,626,000	278,375,177	29,860,081

Presidio at Rancho Del Oro	13,325,000	9,163,939	22,694,492	31,858,431	2,994,780	9,382,167	25,471,043	34,853,211	5,640,856	1987	06/25/04

Villas at Carlsbad	9,088,032	6,516,636	10,717,601	17,234,237	874,479	6,572,275	11,536,441	18,108,716	2,171,328	1966	10/28/04

Summit at Mission Bay	—	22,598,529	17,181,401	39,779,930	2,515,885	22,599,544	19,696,271	42,295,815	3,934,018	1953	11/01/04

Rancho Vallecitos	17,433,829	3,302,967	10,877,286	14,180,253	3,501,979	3,608,337	14,073,895	17,682,232	6,997,111	1988	10/13/99

Milazzo	—	15,920,401	35,577,599	51,498,000	2,462,177	15,923,283	38,036,894	53,960,176	3,671,257	1986	05/04/06

SAN DIEGO, CA	39,846,861	57,502,471	97,048,379	154,550,850	12,349,300	58,085,606	108,814,544	166,900,150	22,414,570

Verano at Town Square	—	13,557,235	3,645,406	17,202,641	51,080,302	22,845,505	45,437,438	68,282,943	6,912,541	2006	10/18/02

Windemere at Sycamore Highland	—	5,809,490	23,450,119	29,259,609	1,219,963	5,865,695	24,613,877	30,479,572	7,561,274	2001	11/21/02

Waterstone at Murrieta	—	10,597,865	34,702,760	45,300,625	3,287,641	10,643,706	37,944,560	48,588,266	7,544,692	1990	11/02/04

INLAND EMPIRE, CA	—	29,964,590	61,798,285	91,762,875	55,587,906	39,354,906	107,995,875	147,350,781	22,018,507

Arbor Terrace	13,382,479	1,453,342	11,994,972	13,448,314	1,962,135	1,671,289	13,739,160	15,410,449	5,135,239	1996	03/27/98

Aspen Creek	—	1,177,714	9,115,789	10,293,503	1,169,183	1,380,498	10,082,188	11,462,686	3,256,878	1996	12/07/98

Crowne Pointe	10,599,918	2,486,252	6,437,256	8,923,508	2,914,458	2,659,938	9,178,028	11,837,966	3,398,962	1987	12/07/98

Hilltop	8,176,807	2,173,969	7,407,628	9,581,597	1,998,302	2,436,373	9,143,525	11,579,899	3,089,442	1985	12/07/98

The Hawthorne	26,825,490	6,473,970	30,226,079	36,700,049	812,946	6,475,086	31,037,909	37,512,995	4,631,143	2003	07/21/05

The Kennedy	—	6,178,440	22,306,568	28,485,008	274,943	6,185,070	22,574,881	28,759,951	2,810,683	2005	11/10/05

Borgata	9,935,736	6,378,894	24,569,021	30,947,914	(243,858)	6,378,894	24,325,163	30,704,057	925,965	2001	05/01/07

SEATTLE, WA	68,920,430	26,322,581	112,057,312	138,379,893	8,888,109	27,187,149	120,080,854	147,268,002	23,248,313

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED — (Continued)

					Cost of
					Improvements	Gross Amount at Which
		Initial Costs		Total	Capitalized	Carried at Close of Period
		Land and	Buildings	Initial	Subsequent	Land and	Buildings	Total
		Land	and	Acquisition	to Acquisition	Land	and	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	(Net of Disposals)	Improvements	Improvements	Value (A)	Depreciation (B)	Construction	Acquired

Boronda Manor	—	1,946,423	8,981,742	10,928,165	7,336,430	3,034,759	15,229,836	18,264,595	4,138,006	1979	12/07/98

Garden Court	—	888,038	4,187,950	5,075,988	3,665,912	1,422,767	7,319,133	8,741,900	2,042,119	1973	12/07/98

Cambridge Court	—	3,038,877	12,883,312	15,922,189	11,622,359	4,916,579	22,627,969	27,544,548	6,342,172	1974	12/07/98

Laurel Tree	—	1,303,902	5,115,356	6,419,258	4,610,187	2,011,657	9,017,788	11,029,445	2,494,878	1977	12/07/98

The Pointe at Harden Ranch	—	6,388,446	23,853,534	30,241,980	21,556,921	9,562,155	42,236,747	51,798,901	10,866,755	1986	12/07/98

The Pointe at Northridge	—	2,043,736	8,028,443	10,072,179	7,778,483	3,126,492	14,724,170	17,850,662	3,923,738	1979	12/07/98

The Pointe at Westlake	—	1,329,064	5,334,004	6,663,068	4,431,436	2,030,141	9,064,363	11,094,504	2,456,483	1975	12/07/98

MONTEREY PENINSULA, CA	—	16,938,486	68,384,341	85,322,827	61,001,728	26,104,549	120,220,006	146,324,555	32,264,151

Foothills Tennis Village	16,907,337	3,617,507	14,542,028	18,159,535	4,632,029	3,889,659	18,901,905	22,791,564	6,685,734	1988	12/07/98

Woodlake Village	31,259,581	6,772,438	26,966,750	33,739,188	8,935,595	7,351,759	35,323,024	42,674,783	12,602,299	1979	12/07/98

SACREMENTO, CA	48,166,918	10,389,945	41,508,778	51,898,723	13,567,624	11,241,418	54,224,929	65,466,347	19,288,033

Tualatin Heights	10,741,316	3,272,585	9,134,089	12,406,674	3,375,176	3,533,462	12,248,388	15,781,850	4,175,075	1989	12/07/98

Andover Park	—	2,916,576	16,994,580	19,911,155	4,300,135	2,987,041	21,224,249	24,211,290	4,232,053	1989	09/30/04

Hunt Club	—	6,014,006	14,870,326	20,884,332	2,509,580	6,106,819	17,287,093	23,393,912	3,558,294	1985	09/30/04

PORTLAND, OR	10,741,316	12,203,167	40,998,995	53,202,162	10,184,891	12,627,322	50,759,731	63,387,052	11,965,421

TOTAL WESTERN REGION	403,567,700	686,934,886	1,108,345,419	1,795,280,305	255,786,985	723,869,845	1,327,197,445	2,051,067,290	285,907,225

MID-ATLANTIC REGION

Dominion Middle Ridge	32,195,541	3,311,468	13,283,047	16,594,515	4,996,383	3,592,078	17,998,820	21,590,898	7,616,826	1990	06/25/96

Dominion Lake Ridge	22,191,823	2,366,061	8,386,439	10,752,500	4,047,708	2,637,838	12,162,370	14,800,208	5,386,635	1987	02/23/96

Presidential Greens	—	11,237,698	18,789,985	30,027,683	5,704,288	11,498,286	24,233,685	35,731,971	8,386,647	1938	05/15/02

Taylor Place	—	6,417,889	13,411,278	19,829,167	7,331,483	6,618,148	20,542,502	27,160,650	7,007,823	1962	04/17/02

Ridgewood	—	5,612,147	20,085,474	25,697,621	4,944,401	5,757,516	24,884,506	30,642,022	8,545,222	1988	08/26/02

The Calvert	—	262,807	11,188,623	11,451,430	4,133,585	2,373,734	13,211,281	15,585,015	3,802,833	1962	11/26/03

Commons at Town Square	—	135,780	7,723,647	7,859,427	731,209	6,866,030	1,724,606	8,590,636	525,493	1971	12/03/03

Waterside Towers	—	873,713	38,209,345	39,083,059	5,029,481	26,108,974	18,003,566	44,112,540	4,993,323	1971	12/03/03

Waterside Townhomes	—	129,000	3,723,896	3,852,896	405,439	2,724,925	1,533,410	4,258,335	398,622	1971	12/03/03

Wellington Place at Olde Town	—	13,753,346	36,059,193	49,812,539	9,223,205	13,811,219	45,224,525	59,035,744	5,999,784	1987	09/13/05

Andover House	36,175,668	14,357,021	51,577,112	65,934,133	517,729	14,357,596	52,094,266	66,451,861	2,268,761	2004	03/27/07

Sullivan Place	—	1,136,778	103,676,103	104,812,881	131,869	1,136,779	103,807,971	104,944,750	340,311	2007	12/11/07

METROPOLITAN DC	90,563,032	59,593,708	326,114,142	385,707,850	47,196,781	97,483,122	335,421,509	432,904,631	55,272,280

Dominion Olde West	—	1,965,097	12,203,965	14,169,062	7,351,938	2,564,004	18,956,996	21,521,000	11,619,624	1978/82/84/85/87	12/31/84 & 8/27/91

Dominion Creekwood	—	—	—	—	4,918,803	117,792	4,801,011	4,918,803	2,063,987	1984	08/27/91

Dominion English Hills	—	1,979,174	11,524,313	13,503,487	8,223,926	2,873,091	18,854,322	21,727,413	11,134,039	1969/76	12/06/91

Gayton Pointe Townhomes	—	825,760	5,147,968	5,973,728	22,750,992	2,822,492	25,902,229	28,724,720	9,696,446	1973	09/28/95

Dominion West End	25,851,093	2,059,252	15,049,088	17,108,340	7,472,697	2,981,709	21,599,329	24,581,037	10,122,141	1989	12/28/95

Waterside at Ironbridge	—	1,843,819	13,238,590	15,082,409	4,283,601	2,179,850	17,186,160	19,366,010	6,100,580	1987	09/30/97

Carriage Homes at Wyndham	—	473,695	30,996,525	31,470,220	3,341,498	3,673,353	31,138,365	34,811,718	7,658,610	1998	11/25/03

Legacy at Mayland	—	—	—	—	21,221,936	1,593,230	19,628,706	21,221,936	5,936,246

RICHMOND, VA	25,851,093	9,146,797	88,160,449	97,307,246	79,565,391	18,805,519	158,067,118	176,872,637	64,331,673

Dominion Kings Place	—	1,564,942	7,006,574	8,571,516	2,621,438	1,689,157	9,503,797	11,192,954	4,818,094	1983	12/29/92

Dominion at Eden Brook	—	2,361,167	9,384,171	11,745,338	4,437,547	2,870,614	13,312,271	16,182,885	6,828,132	1984	12/29/92

Dominion Great Oaks	—	2,919,481	9,099,691	12,019,172	14,759,680	4,442,702	22,336,150	26,778,852	8,329,156	1974	07/01/94

Dominion Constant Friendship	—	903,122	4,668,956	5,572,078	2,348,594	1,109,417	6,811,255	7,920,672	3,131,797	1990	05/04/95

Lakeside Mill	—	2,665,869	10,109,175	12,775,044	2,309,202	2,739,633	12,344,613	15,084,246	6,239,269	1989	12/10/99

Tamar Meadow	—	4,144,926	17,149,514	21,294,440	2,954,599	4,433,600	19,815,439	24,249,039	6,392,681	1990	11/22/02

Calvert’s Walk	—	4,408,192	24,692,115	29,100,307	2,882,552	4,477,965	27,504,894	31,982,859	6,507,676	1988	03/30/04

Arborview	—	4,653,393	23,951,828	28,605,221	3,573,873	4,737,619	27,441,475	32,179,094	6,543,132	1992	03/30/04

Liriope	—	1,620,382	6,790,681	8,411,063	363,733	1,625,963	7,148,833	8,774,796	1,669,223	1997	03/30/04

BALTIMORE, MD	—	25,241,474	112,852,704	138,094,178	36,251,219	28,126,671	146,218,726	174,345,397	50,459,159

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED — (Continued)

					Cost of
					Improvements	Gross Amount at Which
		Initial Costs		Total	Capitalized	Carried at Close of Period
		Land and	Buildings	Initial	Subsequent	Land and	Buildings	Total
		Land	and	Acquisition	to Acquisition	Land	and	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	(Net of Disposals)	Improvements	Improvements	Value (A)	Depreciation (B)	Construction	Acquired

Forest Lake at Oyster Point	12,701,681	780,117	8,861,878	9,641,995	6,332,429	1,257,325	14,717,099	15,974,424	6,711,349	1986	08/15/95

Woodscape	—	798,700	7,209,525	8,008,225	7,106,274	1,903,394	13,211,105	15,114,499	8,451,277	1974/76	12/29/87

Eastwind	—	155,000	5,316,738	5,471,738	4,571,432	580,221	9,462,949	10,043,170	5,479,770	1970	04/04/88

Dominion Waterside at Lynnhaven	—	1,823,983	4,106,710	5,930,693	4,241,354	2,129,608	8,042,439	10,172,047	4,100,487	1966	08/15/96

Heather Lake	—	616,800	3,400,672	4,017,472	8,004,288	1,133,207	10,888,552	12,021,760	7,693,323	1972/74	03/01/80

Dominion Yorkshire Downs	15,686,271	1,088,887	8,581,771	9,670,658	4,092,692	1,381,397	12,381,953	13,763,350	4,523,736	1987	12/23/97

NORFOLK, VA	28,387,952	5,263,487	37,477,294	42,740,781	34,348,469	8,385,152	68,704,097	77,089,250	36,959,942

Greens at Falls Run	—	2,730,722	5,300,203	8,030,925	3,253,521	2,979,477	8,304,969	11,284,446	3,701,698	1989	05/04/95

Manor at England Run	—	3,194,527	13,505,239	16,699,766	15,413,949	5,006,403	27,107,312	32,113,715	12,943,362	1990	05/04/95

Brittingham Square	—	650,143	4,962,246	5,612,389	2,494,107	894,396	7,212,100	8,106,496	3,121,437	1991	05/04/95

Greens at Schumaker Pond	—	709,559	6,117,582	6,827,141	4,013,906	941,481	9,899,567	10,841,047	4,221,255	1988	05/04/95

Greens at Cross Court	—	1,182,414	4,544,012	5,726,426	3,119,474	1,422,194	7,423,707	8,845,900	3,367,789	1987	05/04/95

OTHER MID-ATLANTIC	—	8,467,365	34,429,282	42,896,647	28,294,957	11,243,950	59,947,654	71,191,604	27,355,541

TOTAL MID-ATLANTIC REGION	144,802,077	107,712,831	599,033,871	706,746,702	225,656,817	164,044,415	768,359,104	932,403,519	234,378,595

SOUTHEASTERN REGION

Summit West	—	2,176,500	4,709,970	6,886,470	5,807,680	2,813,111	9,881,039	12,694,150	6,220,818	1972	12/16/92

The Breyley	—	1,780,375	2,458,172	4,238,547	15,497,271	2,804,811	16,931,007	19,735,818	6,351,885	1977	09/28/93

Lakewood Place	20,646,838	1,395,051	10,647,377	12,042,428	6,002,720	1,935,245	16,109,903	18,045,148	7,545,030	1986	03/10/94

Hunters Ridge	20,852,500	2,461,548	10,942,434	13,403,982	4,500,786	3,254,799	14,649,969	17,904,768	7,123,651	1992	06/30/95

Bay Meadow	—	2,892,526	9,253,525	12,146,051	7,191,497	3,706,746	15,630,802	19,337,548	7,073,857	1985	12/09/96

Cambridge	—	1,790,804	7,166,329	8,957,133	5,333,243	2,235,678	12,054,698	14,290,376	4,908,716	1985	06/06/97

Sugar Mill Creek	10,494,390	2,241,880	7,552,520	9,794,400	4,617,826	2,585,755	11,826,471	14,412,226	4,005,685	1988	12/07/98

Inlet Bay	—	7,701,679	23,149,670	30,851,349	8,149,652	7,920,002	31,080,999	39,001,001	9,166,745	1988/89	06/30/03

MacAlpine Place	—	10,869,386	36,857,512	47,726,898	1,710,472	10,928,302	38,509,069	49,437,370	7,520,016	2001	12/01/04

Island Walk	—	7,230,575	19,897,415	27,127,990	8,253,232	8,684,541	26,696,681	35,381,222	9,311,721	1985/87	07/10/06

TAMPA, FL	51,993,728	40,540,324	132,634,924	173,175,248	67,064,379	46,868,990	193,370,637	240,239,627	69,228,125

Seabrook	—	1,845,853	4,155,275	6,001,128	5,790,151	2,456,919	9,334,360	11,791,279	5,488,444	1984	02/20/96

The Canopy Apartment Villas	—	2,894,702	6,456,100	9,350,802	18,930,390	4,349,935	23,931,257	28,281,192	8,827,854	1981	03/31/93

Altamira Place	—	1,532,700	11,076,062	12,608,762	18,032,427	3,100,133	27,541,055	30,641,189	11,871,337	1984	04/14/94

Regatta Shore	—	757,008	6,607,367	7,364,375	12,602,763	1,633,039	18,334,099	19,967,138	9,496,593	1988	06/30/94

Alafaya Woods	20,617,024	1,653,000	9,042,256	10,695,256	6,208,726	2,268,766	14,635,217	16,903,982	6,947,015	1988/90	10/21/94

Los Altos	24,026,538	2,803,805	12,348,464	15,152,269	5,872,281	3,541,643	17,482,907	21,024,550	7,929,730	1990	10/31/96

Lotus Landing	—	2,184,723	8,638,664	10,823,387	6,157,415	2,586,827	14,393,975	16,980,802	5,341,911	1985	07/01/97

Seville on the Green	—	1,282,616	6,498,062	7,780,678	5,086,594	1,598,745	11,268,527	12,867,272	4,582,042	1986	10/21/97

Ashton at Waterford	26,779,854	3,871,744	17,537,879	21,409,623	1,128,426	4,022,913	18,515,135	22,538,049	8,218,766	2000	05/28/98

Arbors at Lee Vista DCO	—	6,692,423	12,860,210	19,552,633	8,298,016	6,818,615	21,032,034	27,850,649	8,295,207	1992	08/28/06

ORLANDO, FL	71,423,416	25,518,574	95,220,339	120,738,913	88,107,188	32,377,535	176,468,566	208,846,101	76,998,900

Legacy Hill	—	1,147,660	5,867,567	7,015,227	6,522,474	1,547,380	11,990,321	13,537,701	6,192,071	1977	11/06/95

Hickory Run	—	1,468,727	11,583,786	13,052,513	6,001,643	1,912,416	17,141,740	19,054,156	7,144,865	1989	12/29/95

Carrington Hills	18,763,215	2,117,244	—	2,117,244	29,096,668	4,071,233	27,142,679	31,213,912	10,261,110	1999	12/06/95

Brookridge	—	707,508	5,461,251	6,168,759	3,115,840	958,350	8,326,249	9,284,599	3,787,925	1986	03/28/96

Breckenridge	—	766,428	7,713,862	8,480,290	2,702,665	1,065,221	10,117,734	11,182,955	4,059,953	1986	03/27/97

Colonnade	11,591,550	1,459,754	16,014,857	17,474,611	2,166,872	1,719,875	17,921,608	19,641,483	5,882,952	1998	01/07/99

The Preserve at Brentwood	24,997,634	3,181,524	24,674,264	27,855,788	2,736,210	3,219,153	27,372,845	30,591,998	6,214,228	1998	06/01/04

Polo Park	13,500,774	4,582,666	16,293,022	20,875,688	11,062,682	5,045,323	26,893,047	31,938,370	2,534,888	1987	05/02/06

NASHVILLE, TN	68,853,173	15,431,511	87,608,609	103,040,120	63,405,054	19,538,949	146,906,224	166,445,173	46,077,991

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED — (Continued)

					Cost of
					Improvements	Gross Amount at Which
		Initial Costs		Total	Capitalized	Carried at Close of Period
		Land and	Buildings	Initial	Subsequent	Land and	Buildings	Total
		Land	and	Acquisition	to Acquisition	Land	and	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	(Net of Disposals)	Improvements	Improvements	Value (A)	Depreciation (B)	Construction	Acquired

Greentree	16,010,749	1,634,330	11,226,990	12,861,320	10,734,860	2,599,932	20,996,248	23,596,180	9,931,373	1986	07/22/94

Westland	—	1,834,535	14,864,742	16,699,277	8,259,385	2,823,447	22,135,216	24,958,662	11,123,783	1990	05/09/96

Antlers	—	4,034,039	11,192,842	15,226,881	9,767,472	5,056,564	19,937,789	24,994,353	10,454,809	1985	05/28/96

St John’s Plantation	—	4,288,214	33,101,763	37,389,977	3,761,454	4,346,629	36,804,802	41,151,431	5,960,553	1989	06/30/05

The Kensley	—	3,178,992	30,711,474	33,890,466	540,375	3,185,580	31,245,261	34,430,841	869,676	2004	07/17/07

JACKSONVILLE, FL	16,010,749	14,970,110	101,097,811	116,067,921	33,063,546	18,012,152	131,119,316	149,131,467	38,340,194

Riverbridge	—	15,968,090	56,400,716	72,368,806	2,153,378	16,003,898	58,518,286	74,522,184	11,094,480	1999/2001	12/01/04

The Groves	—	789,953	4,767,055	5,557,008	4,589,658	1,550,451	8,596,214	10,146,666	4,251,739	1989	12/13/95

Mallards of Brandywine	—	765,949	5,407,683	6,173,632	2,561,381	1,067,442	7,667,572	8,735,013	3,440,510	1985	07/01/97

Piermont	—	3,373,265	7,095,763	10,469,028	5,482,751	3,780,515	12,171,264	15,951,779	4,662,021	1985	12/29/05

OTHER FLORIDA	—	20,897,257	73,671,217	94,568,474	14,787,168	22,402,306	86,953,336	109,355,642	23,448,750

TOTAL SOUTHEASTERN REGION	208,281,066	117,357,776	490,232,900	607,590,676	266,427,335	139,199,932	734,818,078	874,018,011	254,093,960

SOUTHWESTERN REGION

THIRTY377	—	24,035,881	32,950,822	56,986,703	2,998,959	24,060,382	35,925,280	59,985,662	2,928,463	1999	08/24/06

Inn at Los Patios	—	3,005,300	11,544,700	14,550,000	(1,453,572)	3,023,264	10,073,164	13,096,428	2,995,702	1990	08/15/98

Ridgeview Park Townhomes	—	2,349,923	—	2,349,923	8,214,788	2,352,630	8,212,081	10,564,711	396,325	2007

Garden Oaks	5,321,131	2,131,988	5,367,040	7,499,028	407,389	6,821,043	1,085,374	7,906,417	171,064	1979	03/15/07

Glenwood	6,075,835	7,902,690	554,021	8,456,711	144,092	8,039,494	561,309	8,600,803	85,272	1970	05/03/07

Talisker of Addison	7,840,602	10,439,794	634,320	11,074,115	365,776	10,760,070	679,821	11,439,891	155,957	1975	05/03/07

Springhaven	—	6,687,621	3,354,680	10,042,301	139,823	8,203,548	1,978,576	10,182,125	385,240	1977	04/30/07

Clipper Pointe	7,346,894	13,220,993	2,506,569	15,727,562	465,082	14,756,838	1,435,806	16,192,644	347,143	1978	05/11/07

Highlands of Preston	—	2,151,056	8,167,630	10,318,686	14,098,832	5,029,664	19,387,854	24,417,518	5,841,857	1985	03/27/98

DALLAS, TX	26,584,462	71,925,247	65,079,782	137,005,029	25,381,169	83,046,933	79,339,266	162,386,198	13,307,022

Finisterra	—	1,273,798	26,392,207	27,666,005	2,208,821	1,547,847	28,326,979	29,874,826	9,517,704	1997	03/27/98

Sierra Foothills	16,280,029	2,728,172	—	2,728,172	19,922,003	4,967,882	17,682,293	22,650,175	9,803,924	1998	02/18/98

Sierra Canyon	13,976,934	1,809,864	12,963,581	14,773,444	1,148,041	1,944,578	13,976,908	15,921,486	5,420,569	2001	12/28/01

PHOENIX, AZ	30,256,963	5,811,834	39,355,788	45,167,621	23,278,865	8,460,307	59,986,180	68,446,486	24,742,197

Barton Creek Landing	—	3,150,998	14,269,086	17,420,084	2,505,988	3,201,848	16,724,224	19,926,072	6,018,770	1986	03/28/02

AUSTIN, TX	—	3,150,998	14,269,086	17,420,084	2,505,988	3,201,848	16,724,224	19,926,072	6,018,770

TOTAL SOUTHWESTERN REGION	56,841,425	80,888,079	118,704,656	199,592,735	51,166,023	94,709,087	156,049,670	250,758,757	44,067,989

TOTAL APARTMENTS	813,492,267	992,893,571	2,316,316,846	3,309,210,417	799,037,160	1,121,823,279	2,986,424,298	4,108,247,577	818,447,770

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED — (Continued)

					Cost of
					Improvements	Gross Amount at Which
		Initial Costs		Total	Capitalized	Carried at Close of Period
		Land and	Buildings	Initial	Subsequent	Land and	Buildings	Total
		Land	and	Acquisition	to Acquisition	Land	and	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	(Net of Disposals)	Improvements	Improvements	Value (A)	Depreciation (B)	Construction	Acquired

REAL ESTATE HELD FOR DISPOSITION

Apartments

Dominion Laurel Springs	—	464,480	3,119,716	3,584,196	4,476,874	834,688	7,226,382	8,061,070	3,934,784	1972	09/06/91

Courthouse Green	14,864,111	732,050	4,702,353	5,434,403	5,574,976	1,241,669	9,767,710	11,009,379	6,258,879	1974/78	12/31/84

Greens at Hollymead	—	965,114	5,250,374	6,215,488	2,201,355	1,120,604	7,296,239	8,416,843	3,239,986	1990	05/04/95

Gatewater Landing	—	2,078,422	6,084,526	8,162,948	5,838,287	2,423,283	11,577,953	14,001,235	6,009,304	1970	12/16/92

Greens at Hilton Run	—	2,754,447	10,482,579	13,237,026	4,966,980	3,185,600	15,018,405	18,204,006	6,645,148	1988	05/04/95

Dover Country	—	2,007,878	6,365,053	8,372,931	5,931,167	2,503,798	11,800,301	14,304,098	5,857,798	1970	07/01/94

Greens at Cedar Chase	—	1,528,667	4,830,738	6,359,405	2,182,199	1,747,832	6,793,772	8,541,604	2,994,280	1988	05/04/95

Sycamore Ridge	—	4,067,900	15,433,285	19,501,185	3,395,547	4,504,000	18,392,732	22,896,732	6,274,819	1997	07/02/98

Heritage Green	—	2,990,199	11,391,797	14,381,996	10,399,882	3,314,628	21,467,250	24,781,878	7,582,066	1998	07/02/98

Alexander Court	13,250,085	1,573,412	—	1,573,412	22,186,878	6,416,917	17,343,373	23,760,290	9,029,742	1999	07/02/98

Governour’s Square	26,736,531	7,512,513	28,695,050	36,207,563	10,687,369	8,182,842	38,712,091	46,894,932	13,455,693	1967	12/07/98

Hickory Creek	—	3,421,413	13,539,402	16,960,815	5,757,999	3,865,760	18,853,054	22,718,814	6,481,205	1988	12/07/98

Britton Woods	—	3,476,851	19,213,411	22,690,262	5,494,287	4,304,913	23,879,636	28,184,549	11,186,505	1991	04/20/01

Washington Park	—	2,011,520	7,565,279	9,576,799	1,574,667	2,194,251	8,957,215	11,151,466	3,215,253	1998	12/07/98

Fountainhead	—	390,542	1,420,166	1,810,708	710,199	456,852	2,064,055	2,520,907	823,522	1966	12/07/98

Jamestown Of Toledo	—	1,800,271	7,053,585	8,853,856	2,815,350	1,991,562	9,677,644	11,669,206	3,679,086	1965	12/07/98

Colony Village	—	346,330	3,036,956	3,383,286	3,354,440	647,962	6,089,764	6,737,726	4,578,417	1972/74	12/31/84

Brynn Marr	—	432,974	3,821,508	4,254,482	4,287,633	820,976	7,721,139	8,542,115	5,591,777	1973/77	12/31/84

Liberty Crossing	—	840,000	3,873,139	4,713,139	4,809,214	1,575,434	7,946,919	9,522,353	5,931,292	1972/74	11/30/90

Bramblewood	—	401,538	3,150,912	3,552,450	3,295,129	681,632	6,165,947	6,847,579	4,261,534	1980/82	12/31/84

Cape Harbor	—	1,891,671	18,113,109	20,004,780	3,877,594	2,394,785	21,487,588	23,882,374	8,795,569	1996	08/15/96

Mill Creek	—	1,404,498	4,489,398	5,893,896	16,448,838	2,066,026	20,276,708	22,342,734	8,902,347	1986/98	09/30/91

The Creek	—	417,500	2,506,206	2,923,706	3,735,893	587,672	6,071,927	6,659,599	3,716,137	1973	06/30/92

Forest Hills	—	1,028,000	5,420,478	6,448,478	6,854,693	1,262,547	12,040,624	13,303,171	6,202,099	1964/69	06/30/92

Clear Run	—	874,830	8,740,602	9,615,432	7,911,158	1,372,318	16,154,272	17,526,590	7,593,814	1987/89	07/22/94

Crosswinds	—	1,096,196	18,230,236	19,326,432	4,398,058	1,318,437	22,406,054	23,724,490	8,491,891	1990	02/28/97

Dominion on Spring Forest	—	1,257,500	8,586,255	9,843,755	6,594,026	1,914,953	14,522,828	16,437,781	9,554,070	1978/81	05/21/91

Remington on the Green	—	500,000	4,321,872	4,821,872	8,430,796	1,267,674	11,984,993	13,252,668	5,341,509	1987	09/27/91

Dominion on Lake Lynn	—	3,622,103	12,405,020	16,027,123	7,369,931	4,500,106	18,896,947	23,397,054	9,732,458	1986	12/01/92

Dominion Courtney Place	—	1,114,600	5,119,259	6,233,859	5,706,524	1,587,338	10,353,046	11,940,383	6,118,307	1979/81	07/08/93

Dominion Walnut Ridge	10,208,218	1,791,215	11,968,852	13,760,067	5,331,920	2,343,370	16,748,616	19,091,987	8,370,410	1982/84	03/04/94

Dominion Walnut Creek	15,263,426	3,170,290	21,717,407	24,887,697	7,787,090	3,839,317	28,835,471	32,674,787	14,398,721	1985/86	05/17/94

Dominion Ramsgate	—	907,605	6,819,154	7,726,759	2,525,256	1,123,056	9,128,959	10,252,015	4,063,716	1988	08/15/96

Copper Mill	—	1,548,280	16,066,720	17,615,000	2,917,224	1,999,288	18,532,936	20,532,224	6,985,839	1997	12/31/96

Trinity Park	12,237,558	4,579,648	17,575,712	22,155,360	4,204,209	4,747,785	21,611,784	26,359,569	8,126,235	1987	02/28/97

Meadows at Kildaire	19,153,177	2,846,027	20,768,425	23,614,452	2,764,584	6,980,594	19,398,442	26,379,036	9,687,246	2000	05/25/00

Oaks at Weston	—	9,943,644	23,305,862	33,249,506	1,282,023	10,281,833	24,249,696	34,531,529	8,788,486	2001	06/28/02

Dominion Harris Pond	—	886,788	6,728,097	7,614,885	3,316,460	1,334,028	9,597,317	10,931,345	4,658,021	1987	07/01/94

Dominion Mallard Creek	—	698,860	6,488,061	7,186,921	2,814,454	752,229	9,249,146	10,001,375	3,892,189	1989	08/16/94

Dominion at Sharon	—	667,368	4,856,103	5,523,471	2,330,329	1,009,899	6,843,901	7,853,800	3,190,109	1984	08/15/96

Providence Court	—	—	22,047,803	22,047,803	15,830,617	7,941,774	29,936,647	37,878,420	12,319,663	1997	09/30/97

Dominion Crossing	—	1,666,312	4,774,020	6,440,332	1,680,661	1,687,981	6,433,013	8,120,994	1,482,774	1985	08/31/04

Dominion Norcroft	—	1,968,664	13,051,238	15,019,902	1,962,511	2,023,799	14,958,613	16,982,412	3,168,235	1991/97	08/31/04

Gable Hill	—	824,847	5,307,194	6,132,041	2,846,829	1,234,294	7,744,576	8,978,870	4,719,954	1985	12/04/89

St. Andrew’s Commons	—	1,428,826	9,371,378	10,800,204	4,842,634	2,095,403	13,547,435	15,642,838	7,062,153	1986	05/20/93

Forestbrook	—	395,516	2,902,040	3,297,556	3,026,546	624,808	5,699,294	6,324,102	3,696,247	1974	07/01/93

Waterford	—	957,980	6,947,939	7,905,919	3,316,630	1,377,622	9,844,927	11,222,549	4,957,530	1985	07/01/94

Hampton Greene	—	1,363,046	10,118,453	11,481,499	3,257,286	2,034,294	12,704,491	14,738,785	6,241,488	1990	08/19/94

Rivergate	—	1,122,500	12,055,625	13,178,125	3,721,918	1,606,038	15,294,006	16,900,043	6,285,357	1989	08/15/96

Patriot Place	—	212,500	1,600,757	1,813,257	6,425,206	1,574,583	6,663,880	8,238,463	5,272,450	1974	10/23/85

Bay Cove	—	2,928,847	6,578,257	9,507,104	9,389,815	3,558,833	15,338,087	18,896,919	8,878,287	1972	12/16/92

Laurel Oaks	—	1,361,553	6,541,980	7,903,533	3,543,325	1,659,635	9,787,222	11,446,858	4,269,432	1986	07/01/97

Mallards of Wedgewood	—	959,284	6,864,666	7,823,950	3,506,660	1,295,334	10,035,277	11,330,610	4,917,211	1985	07/27/95

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED — (Continued)

					Cost of
					Improvements	Gross Amount at Which
		Initial Costs		Total	Capitalized	Carried at Close of Period
		Land and	Buildings	Initial	Subsequent	Land and	Buildings	Total
		Land	and	Acquisition	to Acquisition	Land	and	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	(Net of Disposals)	Improvements	Improvements	Value (A)	Depreciation (B)	Construction	Acquired

Fisherman’s Village	—	2,387,368	7,458,897	9,846,265	7,573,118	3,459,499	13,959,884	17,419,383	7,263,621	1984	12/29/95

Vinyards	—	1,840,230	11,571,625	13,411,855	7,523,386	2,947,348	17,987,893	20,935,241	8,967,023	1984/86	10/31/94

Andover Place	12,674,781	3,692,187	7,756,919	11,449,106	6,658,533	4,819,847	13,287,792	18,107,639	7,066,033	1988	09/29/95 & 09/30/96

Heron Lake	—	1,446,553	9,287,878	10,734,431	5,057,141	1,730,561	14,061,012	15,791,572	5,039,829	1989	03/27/98

LakePointe	—	1,434,450	4,940,166	6,374,616	5,218,337	1,973,303	9,619,650	11,592,953	5,353,624	1984	09/24/93

Club at Hickory Hollow	9,960,674	2,139,774	15,231,201	17,370,975	4,560,692	2,839,349	19,092,318	21,931,667	8,036,572	1987	02/21/97

Williamsburg	—	1,376,190	10,931,309	12,307,499	3,697,922	1,711,425	14,293,996	16,005,421	5,418,324	1986	05/20/98

Autumnwood	—	2,412,180	8,687,820	11,100,000	3,448,942	2,873,548	11,675,393	14,548,942	5,210,835	1984	12/31/96

Cobblestone	—	2,925,372	10,527,738	13,453,110	5,944,784	3,399,825	15,998,070	19,397,894	7,256,443	1984	12/31/96

Oak Park	14,671,288	3,966,129	22,227,701	26,193,830	5,716,022	5,735,628	26,174,224	31,909,852	11,529,433	1982/98	12/31/96

Oak Forest	19,383,491	5,630,740	23,293,922	28,924,662	12,961,618	6,796,666	35,089,614	41,886,280	15,909,110	1996/98	12/31/96

Summit Ridge	6,581,552	1,725,508	6,308,032	8,033,540	3,939,810	2,431,700	9,541,650	11,973,350	4,175,536	1983	03/27/98

Derby Park	9,069,354	3,121,153	11,764,974	14,886,127	4,489,189	4,001,968	15,373,348	19,375,316	6,766,982	1984	03/27/98

Aspen Court	3,535,679	776,587	4,944,947	5,721,534	2,107,922	1,203,386	6,626,070	7,829,456	2,835,481	1986	03/27/98

Woodtrail	—	1,543,000	5,457,000	7,000,000	5,021,648	2,007,379	10,014,268	12,021,648	5,080,621	1978	12/31/96

Green Oaks	—	5,313,920	19,626,181	24,940,101	8,163,621	6,331,473	26,772,249	33,103,722	11,193,611	1985	06/25/97

Sky Hawk	—	2,297,741	7,157,965	9,455,706	4,055,516	2,928,917	10,582,306	13,511,222	5,070,380	1984	05/08/97

South Grand at Pecan Grove	—	4,058,090	14,755,809	18,813,899	10,021,117	5,096,173	23,738,843	28,835,016	10,709,908	1985	09/26/97

Braesridge	12,171,464	3,048,212	10,961,749	14,009,961	4,580,872	3,677,697	14,913,136	18,590,833	6,330,218	1982	09/26/97

Skylar Pointe	—	3,604,483	11,592,432	15,196,915	6,924,163	3,919,128	18,201,950	22,121,078	8,935,888	1979	11/20/97

Chelsea Park	5,036,047	1,991,478	5,787,626	7,779,104	4,784,656	2,549,507	10,014,253	12,563,760	4,126,630	1983	03/27/98

Country Club Place	5,747,706	498,632	6,520,172	7,018,804	2,700,810	819,641	8,899,973	9,719,614	3,486,055	1985	03/27/98

Arbor Ridge	—	1,688,948	6,684,229	8,373,177	1,663,102	2,198,519	7,837,760	10,036,279	3,491,145	1983	03/27/98

London Park	—	2,018,478	6,667,450	8,685,928	4,181,284	2,712,287	10,154,926	12,867,212	4,617,013	1983	03/27/98

Marymont	—	1,150,669	4,155,411	5,306,080	1,931,363	1,233,441	6,004,002	7,237,443	2,250,255	1983	03/27/98

Riviera Pines	—	1,413,851	6,453,847	7,867,698	3,430,554	1,628,832	9,669,420	11,298,252	3,176,484	1979	03/27/98

Towne Lake	—	1,333,958	5,308,884	6,642,842	2,684,433	1,777,270	7,550,006	9,327,275	3,536,592	1984	03/27/98

Pecan Grove	—	1,406,750	5,293,250	6,700,000	1,930,117	1,554,296	7,075,821	8,630,117	2,681,421	1984	12/31/96

Anderson Mill	6,629,608	3,134,669	11,170,376	14,305,045	7,981,931	3,608,898	18,678,078	22,286,976	8,538,897	1984	03/27/97

Turtle Creek	—	1,913,177	7,086,823	9,000,000	3,313,252	2,510,600	9,802,652	12,313,252	4,159,635	1985	12/31/96

Shadow Lake	—	2,523,670	8,976,330	11,500,000	4,753,364	3,297,710	12,955,654	16,253,364	5,682,879	1984	12/31/96

Lancaster Commons	10,149,805	2,485,291	7,451,165	9,936,456	1,408,314	2,674,489	8,670,281	11,344,770	3,023,715	1992	12/07/98

Evergreen Park	—	3,878,138	9,973,051	13,851,189	2,581,125	4,246,587	12,185,726	16,432,314	4,366,958	1988	03/27/98

University Park TRS	—	3,079,034	7,256,292	10,335,326	(9,962,536)	—	372,790	372,790	—	1980	02/11/05

Sierra Palms	—	5,091,616	11,997,769	17,089,385	22,164,886	5,726,954	20,555,991	26,282,944	5,572,547	1996	05/11/06

Gallery at Bayport II	—	5,775,144	17,236,146	23,011,290	1,250,267	9,533,379	14,728,177	24,261,557	4,194,174	1985/87	10/23/06

Total Held for Disposition	227,324,555	189,356,389	843,921,093	1,033,277,482	454,353,403	249,370,083	1,225,289,476	1,474,659,558	547,964,914

REAL ESTATE UNDER DEVELOPMENT

Apartments

Greenhaven Village	—	916,415	14,914,802	15,831,218	2,222,811	15,994,275	2,059,754	18,054,029	12,625

The Addison at Brookhaven	—	16,720,828	8,374,842	25,095,670	2,440,615	24,935,288	2,600,997	27,536,285	203,059

Tiburon	—	3,600,000	—	3,600,000	15,643,611	4,694,415	14,549,196	19,243,611	107,762

RIACHI AT ONE21	—	2,341,936	—	2,341,936	15,854,944	4,662,823	13,534,057	18,196,880	492,515

The Brooks	—	1,341,911	3,882,110	5,224,022	382,785	5,139,104	467,703	5,606,807	66,776

Greenbrook	—	10,569,355	(424,090)	10,145,265	589,983	10,167,046	568,202	10,735,248	(21,507)

Addison Development	—	—	—	—	(1,090,171)	—	(1,090,171)	(1,090,171)	—

Total Apartments	—	35,490,446	26,747,665	62,238,111	36,044,577	65,592,951	32,689,737	98,282,688	861,230

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED — (Continued)

					Cost of
					Improvements	Gross Amount at Which
		Initial Costs		Total	Capitalized	Carried at Close of Period
		Land and	Buildings	Initial	Subsequent	Land and	Buildings	Total
		Land	and	Acquisition	to Acquisition	Land	and	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	(Net of Disposals)	Improvements	Improvements	Value (A)	Depreciation (B)	Construction	Acquired

Land

Waterside	—	11,861,682	93,478	11,955,160	68,818	11,861,682	162,296	12,023,978	102,548

Presidio	—	1,523,922	—	1,523,922	401,197	1,300,000	625,119	1,925,119	—

UDR Pacific Los Alisos, LP	—	17,297,661	—	17,297,661	1,197,928	16,311,758	2,183,830	18,495,589	—

Parkers Landing II TRS	—	1,709,606	—	1,709,606	663,681	1,217,551	1,155,736	2,373,287	—

Laurelwoode	—	3,458,393	—	3,458,393	5,920,849	3,582,612	5,796,629	9,379,242	—

Residences at Stadium Village	—	7,930,171	—	7,930,171	2,009,163	8,075,814	1,863,520	9,939,334	—

Signal Hill	—	13,290,186	—	13,290,186	2,065,131	13,263,436	2,091,881	15,355,317	—

Gessner Dev TRS Phase II	—	1,120,322	—	1,120,322	148,426	1,120,322	148,426	1,268,748	—

The Tribute	—	4,718,622	—	4,718,622	437,308	4,718,622	437,308	5,155,930	—

Jefferson JV LLC	—	—	—	—	491,261	—	491,261	491,261	—

Jefferson at Marina del Ray	86,607,584	55,651,137	—	55,651,137	67,042,406	56,495,731	66,197,812	122,693,543	—

2400 14th Street	—	31,747,409	—	31,747,409	1,771,208	31,747,409	1,771,208	33,518,617	—

Bennett	—	11,720,456	—	11,720,456	566,618	11,720,456	566,618	12,287,074	—

Riachi at One21 Ph II	—	1,918,411	—	1,918,411	892,211	1,469,609	1,341,013	2,810,622	(463)

Total Land	86,607,584	163,947,978	93,478	164,041,456	83,676,205	162,885,003	84,832,658	247,717,660	102,085

Total Real Estate Under Development	86,607,584	199,438,424	26,841,143	226,279,567	119,720,781	228,477,954	117,522,394	346,000,348	963,315

Commercial Held for Investment

Hanover Village	—	1,623,910	—	1,623,910	5	1,103,600	520,315	1,623,915	491,869

The Calvert — commercial side	—	34,128	1,597,359	1,631,486	420	326,899	1,305,008	1,631,906	311,005

Grandview DCO	10,511,295	7,266,024	9,701,625	16,967,649	1,166,770	10,749,574	7,384,845	18,134,419	2,739,046

Total Commerical	10,511,295	8,924,062	11,298,984	20,223,045	1,167,195	12,180,073	9,210,167	21,390,240	3,541,920

Richmond Corporate	—	—	—	—	2,427,117	285,993	2,141,124	2,427,117	840,415

United Dominion Realty Trust	—	—	—	—	—	—	—	—	975

Coastal Monerey Properties	—	—	—	—	640	—	640	640	30

RE3 Elimination	—	—	—	—	(184,401)	—	(184,401)	(184,401)	—

Richmond Corporate	—	—	—	—	2,243,355	285,993	1,957,362	2,243,355	841,420

Commercial & Corporate	10,511,295	8,924,062	11,298,984	20,223,045	3,410,550	12,466,066	11,167,530	23,633,595	4,383,340

TOTAL REAL ESTATE OWNED	1,137,935,701	1,390,612,446	3,198,378,065	4,588,990,511	1,376,521,895	1,612,137,381	4,340,403,698	5,952,541,079	1,371,759,339

(A)	The aggregate cost for federal income tax purposes was approximately $5.5 billion at December 31, 2007.

(B)	The depreciable life for all buildings is 35 years.

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED — (Continued)

3-YEAR ROLLFORWARD OF REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION

The following is a reconciliation of the carrying amount of total real estate owned at December 31:

	2007	2006	2005

Balance at beginning of year	$5,820,122,155	$5,512,424,090	$5,243,295,963
Real estate acquired	509,976,871	392,058,366	439,559,832
Capital expenditures & development	230,784,997	379,629,467	205,465,000
Real estate sold	(608,342,944)	(463,989,768)	(375,896,705)

Balance at end of year	$5,952,541,079	$5,820,122,155	$5,512,424,090

The following is a reconcilation of total accumulated depreciation for real estate owned at December 31:

	2007	2006	2005

Balance at beginning of year	$1,253,726,781	$1,123,829,081	$1,007,887,007
Depreciation expense for the year	256,931,873	243,348,343	208,393,075
Accumulated depreciation on sales	(138,899,315)	(113,450,643)	(92,451,001)

Balance at end of year	$1,371,759,339	$1,253,726,781	$1,123,829,081

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

Exhibit	Description	Location

2.01	Agreement and Plan of Merger dated as of December 19, 1997, between the Company, ASR Investment Corporation and ASR Acquisition Sub, Inc.	Exhibit 2(a) to the Company’s Form S-4 Registration Statement (Registration No. 333-45305) filed with the Commission on January 30, 1998.
2.02	Agreement of Plan of Merger dated as of September 10, 1998, between the Company and American Apartment Communities II, Inc. including as exhibits thereto the proposed terms of the Series D Preferred Stock and the proposed form of Investment Agreement between the Company, United Dominion Realty, L.P., American Apartment Communities II, Inc., American Apartment Communities Operating Partnership, L.P., Schnitzer Investment Corp., AAC Management LLC and LF Strategic Realty Investors, L.P.	Exhibit 2(c) to the Company’s Form S-3 Registration Statement (Registration No. 333-64281) filed with the Commission on September 25, 1998.
2.03	Partnership Interest Purchase and Exchange Agreement dated as of September 10, 1998, between the Company, United Dominion Realty, L.P., American Apartment Communities Operating Partnership, L.P., AAC Management LLC, Schnitzer Investment Corp., Fox Point Ltd. and James D. Klingbeil including as an exhibit thereto the proposed form of the Third Amended and Restated Limited Partnership Agreement of United Dominion Realty, L.P.	Exhibit 2(d) to the Company’s Form S-3 Registration Statement (Registration No. 333-64281) filed with the Commission on September 25, 1998.
2.04	Agreement of Purchase and Sale dated as of August 13, 2004, by and between United Dominion Realty, L.P., a Delaware limited partnership, as Buyer, and Essex The Crest, L.P., a California limited partnership, Essex El Encanto Apartments, L.P., a California limited partnership, Essex Hunt Club Apartments, L.P., a California limited partnership, and the other signatories named as Sellers therein.	Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 28, 2004 and filed with the Commission on September 29, 2004.
2.05	First Amendment to Agreement of Purchase and Sale dated as of September 29, 2004, by and between United Dominion Realty, L.P., a Delaware limited partnership, as Buyer, and Essex The Crest, L.P., a California limited partnership, Essex El Encanto Apartments, L.P., a California limited partnership, Essex Hunt Club Apartments, L.P., a California limited partnership, and the other signatories named as Sellers therein.	Exhibit 2.2 to the Company’s Current Report on Form 8-K dated September 29, 2004 and filed with the Commission on October 5, 2004.

Exhibit	Description	Location

2.06	Second Amendment to Agreement of Purchase and Sale dated as of October 26, 2004, by and between United Dominion Realty, L.P., a Delaware limited partnership, as Buyer, and Essex The Crest, L.P., a California limited partnership, Essex El Encanto Apartments, L.P., a California limited partnership, Essex Hunt Club Apartments, L.P., a California limited partnership, and the other signatories named as Sellers therein.	Exhibit 2.3 to the Company’s Current Report on Form 8-K/A dated September 29, 2004 and filed with the Commission on November 1, 2004.
2.07	Agreement of Purchase and Sale dated January 23, 2008, by and between the Company, DRA Fund VI LLC and the other signatories thereto.	Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 23, 2008 and filed with the Commission on January 29, 2008.
3.01	Articles of Restatement.	Exhibit 3.09 to the Company’s Current Report on Form 8-K dated July 27, 2005 and filed with the Commission on August 1, 2005.
3.02	Articles of Amendment to the Articles of Restatement dated and filed with the State Department of Assessments and Taxation of the State of Maryland on March 14, 2007.	Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 14, 2007 and filed with the SEC on March 15, 2007.
3.03	Articles Supplementary relating to the Company’s 6.75% Series G Cumulative Redeemable Preferred Stock, dated and filed with the State Department of Assessments and Taxation of the State of Maryland on May 30, 2007.	Exhibit 3.4 to the Company’s Form 8-A Registration Statement dated and filed with the SEC on May 30, 2007.
3.04	Amended and Restated Bylaws (as amended through March 14, 2007).	Exhibit 3.3 to the Company’s Current Report on Form 8-K dated March 14, 2007 and filed with the Commission on March 15, 2007.
4.01	Form of Common Stock Certificate.	Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 14, 2007 and filed with the Commission on March 15, 2007.
4.02	Note Purchase Agreement dated as of February 15, 1993, between the Company and CIGNA Property the Company and CIGNA Property and Casualty Insurance Company, Connecticut General Life Insurance Company, on behalf of one or more separate accounts, Insurance Company of North America, Principal Mutual Life Insurance Company and Aid Association for Lutherans.	Exhibit 6(c)(5) to the Company’s Form 8-A Registration Statement dated April 19, 1990.
4.03	Senior Indenture dated as of November 1, 1995.	Exhibit 4(ii)(h)(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
4.04	Supplemental Indenture dated as of June 11, 2003.	Exhibit 4.03 to the Company’s Current Report on Form 8-K dated June 17, 2004 and filed with the Commission on June 18, 2004.

Exhibit	Description	Location

4.05	Subordinated Indenture dated as of August 1, 1994.	Exhibit 4(i)(m) to the Company’s Form S-3 Registration Statement (Registration No. 33-64725) filed with the Commission on November 15, 1995.
4.06	Indenture dated December 19, 2005 between the Company and SunTrust Bank, as Trustee, relating to the Company’s 4.00% Convertible Senior Notes due 2035, including the form of note.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 13, 2005 and filed with the Commission on December 19, 2005.
4.07	Form of Senior Debt Security.	Exhibit 4(i)(n) to the Company’s Form S-3 Registration Statement (Registration No. 33-64725) filed with the Commission on November 15, 1995.
4.08	Form of Subordinated Debt Security.	Exhibit 4(i)(o) to the Company’s Form S-3 Registration Statement (Registration No. 33-55159) filed with the Commission on August 19, 1994.
4.09	Form of Fixed Rate Medium-Term Note, Series A.	Exhibit 4.01 to the Company’s Current Report on Form 8-K dated March 20, 2007 and filed with the Commission on March 22, 2007.
4.10	Form of Floating Rate Medium-Term Note, Series A.	Exhibit 4.02 to the Company’s Current Report on Form 8-K dated March 20, 2007 and filed with the Commission on March 22, 2007.
4.11	6.50% Notes due 2009.	Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
4.12	4.50% Medium-Term Notes due March 2008.	Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
4.13	5.13% Medium-Term Note due January 2014.	Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and Exhibits 4.1 and 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
4.14	4.25% Medium-Term Note due January 2009.	Exhibit 4.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.15	4.30% Medium-Term Note due July 2007.	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
4.16	3.90% Medium-Term Note due March 2010.	Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
4.17	5.00% Medium-Term Notes due January 2012.	Exhibit 4.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
4.18	4.30% Medium-Term Note due July 2007.	Exhibit 4.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
4.19	5.25% Medium-Term Note due January 2015, issued November 1, 2004.	Exhibit 4.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Exhibit		Description	Location

4.20		5.25% Medium-Term Note due January 2015, issued February 14, 2005.	Exhibit 4.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
4.21		5.25% Medium-Term Note due January 2015, issued March 8, 2005.	Exhibit 4.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
4.22		5.25% Medium-Term Note due January 2015, issued May 3, 2005.	Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
4.23		5.25% Medium-Term Note due January 2016, issued September 7, 2005.	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
4.24		Registration Rights Agreement dated October 12, 2006 between the Company and the Initial Purchasers of the Company’s 3.625% Convertible Senior Notes due 2011.	Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 5, 2006 and filed with the Commission on October 12, 2006.
4.25		Indenture dated October 12, 2006 between the Company and U.S. Bank National Association, as Trustee, relating to the Company’s 3.625% Convertible Senior Notes due 2011, including the form of note.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 5, 2006 and filed with the Commission on October 12, 2006.
4.26		6.05% Medium-Term Note due June 2013, issued June 7, 2006.	Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
4.27		5.50% Medium-Term Note, Series A due April 2014, issued March 27, 2007.	Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
4.28		Form of Certificate for Shares of the Company’s 6.75% Series G Cumulative Redeemable Preferred Stock.	Exhibit 4.1 to the Company’s Form 8-A Registration Statement dated and filed with the SEC on May 30, 2007.
4.29		Articles Supplementary relating to the Company’s 6.75% Series G Cumulative Redeemable Preferred Stock.	See Exhibit 3.03.
10	.01*	1985 Stock Option Plan, as amended.	Exhibit 10(iv) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
10	.02*	1991 Stock Purchase and Loan Plan.	Exhibit 10(viii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
10.03		Subordination Agreement dated April 16, 1998, between the Company and United Dominion Realty, L.P.	Exhibit 10(vi)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
10.04		Servicing and Purchase Agreement dated as of June 24, 1999, including as an exhibit thereto the Note and Participation Agreement forms.	Exhibit 10(vii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
10	.05*	Form of Restricted Stock Awards.	Exhibit 99.6 to the Company’s Current Report on Form 8-K dated December 31, 2004 and filed with the Commission on January 11, 2005.
10.06		Description of Shareholder Value Plan.	Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

Exhibit		Description	Location

10	.07*	Description of Executive Deferral Plan.	Exhibit 10(xi) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
10	.08*	Retirement Agreement and Covenant Not to Compete between the Company and John P. McCann dated March 20, 2001.	Exhibit 10(xv) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10	.09*	Description of Series A Out-Performance Program.	Exhibit 10(xvii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10	.10*	Description of Amendment to Series A Out-Performance Program.	Exhibit 10.03 to the Company’s Current Report on Form 8-K dated May 3, 2005 and filed with the Commission on May 9, 2005.
10	.11*	1999 Long-Term Incentive Plan (as amended and restated through February 10, 2006).	Appendix A to the Company’s Definitive Proxy Statement dated March 31, 2006 and filed with the Commission on March 30, 2006.
10.12		Second Amended and Restated Agreement of Limited Partnership of Heritage Communities L.P.	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.13		First Amendment of Second Amended and Restated Agreement of Limited Partnership of Heritage Communities L.P.	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.14		Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Heritage Communities L.P.	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.15		Credit Agreement dated as of August 14, 2001, between the Company and certain subsidiaries and ARCS Commercial Mortgage Co., L.P., as Lender, as amended through October 5, 2006.	Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
10.16		Credit Agreement dated as of December 12, 2001, between the Company and certain subsidiaries and ARCS Commercial Mortgage Co., L.P., as Lender, as amended through September 29, 2006.	Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
10.17		Amended and Restated Credit Agreement dated May 25, 2005 between the Company and Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, SunTrust Bank and Wells Fargo Bank, National Association, as Documentation Agents, Citicorp North America, Inc., KeyBank, N.A. and U.S. Bank National Association, as Managing Agents, and LaSalle Bank National Association, Mizuho Corporate Bank, Ltd., New York Branch and UFJ Bank Limited, New York Branch as Co-Agents, and each of the financial institutions initially signatory thereto and their assignees.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 25, 2005 and filed with the Commission on May 27, 2005.

Exhibit		Description	Location

10	.18*	Description of Series B Out-Performance Program.	Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10	.19*	Description of New Out-Performance Program.	Exhibit 10.01 to the Company’s Current Report on Form 8-K dated May 3, 2005 and filed with the Commission on May 9, 2005.
10	.20*	Description of Series C Out-Performance Program.	Exhibit 10.02 to the Company’s Current Report on Form 8-K dated May 3, 2005 and filed with the Commission on May 9, 2005.
10	.21*	Participation in the Series C Out-Performance Program.	Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
10.22		Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2004.	Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.23		First Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P.	Exhibit 10.06 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
10	.24*	Employment Agreement of Richard A. Giannotti dated December 8, 1998.	Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.25		Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P.	Filed herewith.
10	.26*	Description of the Series D Out-Performance Program.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 2, 2006 and filed with the Commission on May 8, 2006.
10.27		Description of the Series E Out-Performance Program.	Company’s Definitive Proxy Statement dated March 26, 2007 and filed with the Commission on March 23, 2007.
10	.28*	Executive Compensation Summary.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 15, 2006 and filed with the Commission on February 21, 2006.
10	.29*	Agreement between the Company and Thomas W. Toomey dated November 7, 2005, regarding corporate aircraft.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
10.30		Indenture dated October 12, 2006 between the Company and U.S. Bank National Association, as Trustee, including the form of note.	See Exhibit 4.25.
10	.31*	Letter Agreement between the Company and Michael A. Ernst.	Exhibit 10.01 to the Company’s Current Report on Form 8-K dated May 31, 2006 and filed with the Commission on June 5, 2006.
10	.32*	Form of Indemnification Agreement.	Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 2, 2006 and filed with the Commission on May 8, 2006.
10	.33*	Form of Notice of Performance Contingent Restricted Stock Award.	Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 2, 2006 and filed with the Commission on May 8, 2006.
10	.34*	Separation Agreement dated November 9, 2006 between the Company and Christopher D. Genry.	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

Exhibit		Description	Location

10	.35*	Summary of 2007 Director Compensation.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 7, 2006 and filed with the Commission on December 12, 2006.
10.36		Senior Indenture dated as of November 1, 1995, as supplemented by Supplemental Indenture dated as of June 11, 2003.	See Exhibits 4.03 and 4.04.
10.37		Indenture dated December 19, 2005 between the Company and SunTrust Bank, as Trustee, including form of note.	See Exhibit 4.06.
10	.38*	Notice of Performance Contingent Restricted Stock Award, including Restricted Stock Award Agreement for 2,350 Shares, for Mark M. Culwell, Jr.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 21, 2006 and filed with the Commission on June 23, 2006.
10	.39*	Restricted Stock Award Agreement for 7,418 Shares for Mark M. Culwell, Jr.	Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 21, 2006 and filed with the Commission on June 23, 2006.
10	.40*	Restricted Stock Award Agreement for 37,092 Shares for Mark M. Culwell, Jr.	Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 21, 2006 and filed with the Commission on June 23, 2006.
10.41		Second Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P.	Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
10.42		Amended and Restated Master Credit Facility Agreement dated June 24, 2002 between the Company and Green Park Financial Limited Partnership, as amended through February 14, 2007.	Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
10	.43*	Letter Agreement between the Company and Martha R. Carlin.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2007 and filed with the Commission on January 3, 2008.
10.44		Agreement of Purchase and Sale dated January 23, 2008, by and between the Company, DRA Fund VI LLC and the other signatories thereto.	See Exhibit 2.07.
10.45		Limited Liability Company Agreement of UDR Texas Ventures LLC, a Delaware limited liability company, dated as of November 5, 2007.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 5, 2007 and filed with the Commission on November 9, 2007.
10.46		Second Amended and Restated Credit Agreement dated as of July 27, 2007.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 27, 2007 and filed with the Commission on August 2, 2007.
10.47		Letter Agreement dated May 31, 2007 between the Company and Lester C. Boeckel.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 31, 2007 and filed with the Commission on June 4, 2007.
10	.48*	Form of Restricted Stock Award Agreement for awards outside of the 1999 Long-Term Incentive Plan.	Exhibit 99.3 to Company’s Current Report on Form 8-K dated March 19, 2007 and filed with the Commission on March 19, 2007.
12		Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.
21		Subsidiaries.	Filed herewith.
23		Consent of Independent Registered Public Accounting Firm.	Filed herewith.

Exhibit	Description	Location

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.	Filed herewith.
32.1	Section 1350 Certification of the Chief Executive Officer.	Filed herewith.
32.2	Section 1350 Certification of the Chief Financial Officer.	Filed herewith.