Form 10-Q
period 2008-03-31
UDR, Inc.
filed 2008-05-12
CIK 74208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer: and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of May 1, 2008, was 128,232,516.

UDR, Inc.

FORM 10-Q

Item 1.	FINANCIAL STATEMENTS

UDR, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)
(Unaudited)

	March 31,	December 31,
	2008	2007

ASSETS
Real estate owned:
Real estate held for investment	$4,757,850	$4,131,881
Less: accumulated depreciation	(874,645)	(822,831)

	3,883,205	3,309,050
Real estate under development (net of accumulated depreciation of $798 and $963)	349,454	343,768
Real estate held for disposition (net of accumulated depreciation of $19,614 and $547,965)	55,436	927,964

Total real estate owned, net of accumulated depreciation	4,288,095	4,580,782
Cash and cash equivalents	60,187	3,219
Restricted cash	9,082	6,295
Deferred financing costs, net	34,327	34,136
Notes receivable	219,807	12,655
Investment in unconsolidated joint ventures	47,801	48,264
Funds held in escrow from IRC Section 1031 exchanges pending the acquisition of real estate	348,297	56,217
Other assets	60,765	54,636
Other assets — real estate held for disposition	1,844	4,917

Total assets	$5,070,205	$4,801,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured debt	$1,146,532	$910,611
Secured debt — real estate held for disposition	4,915	227,325
Unsecured debt	2,027,800	2,364,740
Real estate taxes payable	15,209	8,808
Accrued interest payable	26,953	27,999
Security deposits and prepaid rent	26,729	21,897
Distributions payable	47,777	49,152
Deferred fees and gains on the sale of depreciable property	28,803	28,690
Accounts payable, accrued expenses, and other liabilities	38,100	51,989
Other liabilities — real estate held for disposition	3,183	28,468

Total liabilities	3,366,001	3,719,679

Minority interests	107,549	62,049
Stockholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized
2,803,812 shares 8.00% Series E Cumulative Convertible issued and outstanding (2,803,812 at December 31, 2007)	46,571	46,571
5,400,000 shares 6.75% Series G Cumulative Redeemable issued and outstanding (5,400,000 at December 31, 2007)	135,000	135,000
Common stock, $0.01 par value; 250,000,000 shares authorized
129,360,822 shares issued and outstanding (133,317,706 at December 31, 2007)	1,294	1,333
Additional paid-in capital	1,520,670	1,620,541
Distributions in excess of net income	(103,799)	(783,238)
Accumulated other comprehensive loss	(3,081)	(814)

Total stockholders’ equity	1,596,655	1,019,393

Total liabilities and stockholders’ equity	$5,070,205	$4,801,121

See accompanying notes to consolidated financial statements.

UDR, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2008	2007

REVENUES
Rental income	$125,565	$121,406
Non-property income:
Other income	5,518	5,012

Total revenues	131,083	126,418

EXPENSES
Rental expenses:
Real estate taxes and insurance	13,499	14,484
Personnel	11,642	11,117
Utilities	6,979	7,018
Repair and maintenance	6,696	6,534
Administrative and marketing	3,238	3,050
Property management	3,453	3,339
Other operating expenses	1,004	311
Real estate depreciation and amortization	52,435	44,470
Interest (net of $5.1 million gain on debt extinguishment in 2008)	35,791	39,726
General and administrative	9,769	9,892
Other depreciation and amortization	929	722

Total expenses	145,435	140,663

Loss before minority interests and discontinued operations	(14,352)	(14,245)
Minority interests of outside partnerships	(59)	(30)
Minority interests of unitholders in operating partnerships	1,126	1,034

Loss before discontinued operations, net of minority interests	(13,285)	(13,241)
Income from discontinued operations, net of minority interests	738,544	45,073

Net income	725,259	31,832
Distributions to preferred stockholders — Series B	—	(2,911)
Distributions to preferred stockholders — Series E (Convertible)	(931)	(931)
Distributions to preferred stockholders — Series G	(2,278)	—

Net income available to common stockholders	$722,050	$27,990

Earnings per weighted average common share — basic and diluted:
Loss from continuing operations available to common stockholders, net of minority interests	$(0.13)	$(0.13)
Income from discontinued operations, net of minority interests	$5.61	$0.34
Net income available to common stockholders	$5.48	$0.21

Common distributions declared per share	$0.3300	$0.3300

Weighted average number of common shares outstanding — basic	131,665	134,511
Weighted average number of common shares outstanding — diluted	131,665	134,511

See accompanying notes to consolidated financial statements.

UDR, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Operating Activities
Net income	$725,259	$31,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,364	65,014
Net gains on the sale of depreciable property	(767,146)	(37,070)
Net gains on the sale of land	(175)	—
Minority interests	48,842	1,726
Amortization of deferred financing costs and other	2,575	1,787
Amortization of deferred compensation	1,744	—
(Refunds)/prepayments on income taxes	(932)	325
Changes in operating assets and liabilities:
Decrease in operating assets	609	1,420
Decrease in operating liabilities	(37,341)	(28,689)

Net cash provided by operating activities	26,799	36,345

Investing Activities
Proceeds from sales of real estate investments, net	1,451,047	59,111
Repayment of note receivable	—	4,000
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	(513,134)	(60,600)
Development of real estate assets	(23,978)	(17,280)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(31,859)	(50,042)
Capital expenditures — non-real estate assets	(4,794)	(680)
Investment in unconsolidated joint venture	463	(5,929)
Purchase deposits on pending real estate acquisitions	(1,021)	(1,752)
Issuance of notes receivable	(7,152)	—
Increase in funds held in escrow from IRC Section 1031 exchanges pending the acquisition of real estate	(292,080)	(25,373)

Net cash provided by/(used in) investing activities	577,492	(98,545)

Financing Activities
Payments on secured debt	(67,625)	(1,173)
Proceeds from the issuance of unsecured debt	240,000	150,000
Proceeds from the issuance of secured debt	12,408	6,508
Payments on unsecured debt	(267,440)	(92,255)
Net (repayment)/proceeds of revolving bank debt	(309,500)	48,900
Payment of financing costs	(2,977)	(1,725)
Proceeds from the issuance of common stock	617	617
(Repayment)/proceeds of the investment of performance based programs	(326)	126
Distributions paid to minority interests	(2,962)	(3,165)
Distributions paid to preferred stockholders	(3,209)	(3,842)
Distributions paid to common stockholders	(43,987)	(42,258)
Repurchase of common stock	(102,322)	—

Net cash (used in)/provided by financing activities	(547,323)	61,733
Net increase/(decrease) in cash and cash equivalents	56,968	(467)
Cash and cash equivalents, beginning of period	3,219	2,143

Cash and cash equivalents, end of period	$60,187	$1,676

Supplemental Information:
Interest paid during the period	$42,041	$50,894
Non-cash transactions:
Conversion of operating partnership minority interests to common stock	53	4,373
(7,150 shares in 2008 and 510,264 shares in 2007)
Issuance of restricted stock awards	3,925	2,449
Issuance of note receivable upon the disposition of real estate	200,000	—
Secured debt assumed with the acquisition of properties, net of fair value adjustment	68,728	41,318

See accompanying notes to consolidated financial statements.

UDR, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

							Accumulated
						Distributions in	Other
	Preferred Stock		Common Stock		Paid-in	Excess of	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Net Income	Loss	Total

Balance, December 31, 2007	8,203,812	$181,571	133,317,706	$1,333	$1,620,541	$(783,238)	$(814)	$1,019,393

Comprehensive Income
Net income	—	—	—	—	—	725,259	—	725,259
Other comprehensive income:
Unrealized loss on derivative financial instruments	—	—	—	—	—	—	(2,267)	(2,267)

Comprehensive income						725,259	(2,267)	722,992

Issuance of common and restricted shares	—	—	422,466	4	2,355	—	—	2,359
Purchase of common shares	—	—	(4,386,500)	(43)	(102,279)	—	—	(102,322)
Adjustment for conversion of minority interests of unitholders in operating partnerships	—	—	7,150	—	53	—	—	53
Common stock distributions declared ($0.3300 per share)	—	—	—	—	—	(42,611)	—	(42,611)
Preferred stock distributions declared-Series E ($0.3322 per share)	—	—	—	—	—	(931)	—	(931)
Preferred stock distributions declared-Series G ($0.3300 per share)	—	—	—	—	—	(2,278)	—	(2,278)

Balance, March 31, 2008	8,203,812	$181,571	129,360,822	$1,294	$1,520,670	$(103,799)	$(3,081)	$1,596,655

See accompanying notes to consolidated financial statements.

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

1.	CONSOLIDATION, BASIS OF PRESENTATION AND ACCOUNTING POLICIES

UDR, Inc. is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities nationwide. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership”), and Heritage Communities L.P. (the “Heritage OP”) (collectively, “UDR”). As of March 31, 2008, there were 166,163,186 units in the Operating Partnership outstanding, of which 157,513,626 units or 95% were owned by UDR and 8,649,560 units or 5% were owned by limited partners. As of March 31, 2008, there were 5,542,200 units in the Heritage OP outstanding, of which 5,228,898 units or 94% were owned by UDR and 313,302 units or 6% were owned by limited partners. The consolidated financial statements of UDR include the minority interests of the unitholders in the Operating Partnership and the Heritage OP. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes appearing in UDR’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 26, 2008.

In the opinion of management, the interim unaudited consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial position at March 31, 2008, and results of operations for the interim periods ended March 31, 2008 and 2007. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year.

The preparation of these interim unaudited financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the interim unaudited financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. Certain previously reported amounts have been reclassified to conform to the current financial statement presentation.

UDR adopted the Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, UDR recognized no material adjustments to liabilities related to unrecognized income tax benefits. At the adoption date of January 1, 2007, UDR’s taxable REIT subsidiaries had $538,000 of net unrecognized tax benefits, which would favorably impact our effective tax rate if recognized. At March 31, 2008, UDR had $413,000 of net unrecognized tax benefits. UDR and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years 2004 — 2007 remain open to examination by the major taxing jurisdictions to which we are subject. UDR recognizes interest and/or penalties related to uncertain tax positions in income tax expense. As of March 31, 2008, UDR had $69,000 accrued for interest and $0 accrued for penalties.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS 157”) that become effective for our fiscal year beginning January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurement. SFAS 157 applies to other accounting pronouncements that

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

require or permit fair value measurements but does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), that delays the effective date of SFAS 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The adoption of SFAS 157 for financial assets and liabilities, as of January 1, 2008, did not have a material impact on our financial position or operations. Fair value measurements identified in FSP 157-2 will be effective for our fiscal year beginning January 1, 2009. We are currently assessing the impact of SFAS 157 for nonfinancial assets and liabilities on our financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures related to derivatives and hedging activities. SFAS 161 will require disclosures relating to: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 must be applied prospectively and will be effective for our fiscal year beginning January 1, 2009, although early adoption is allowed. We are currently assessing what impact the adoption of SFAS 161 will have on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination, recognizing assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We are currently assessing what impact the adoption of SFAS 141R will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements” to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the non-controlling interest with disclosure of both amounts on the consolidated statement of operations. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently assessing what impact the adoption of SFAS 160 will have on our financial statements.

Real Estate Sales

The Company accounts for sales of real estate in accordance with FASB Statement No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”). For sale transactions meeting the requirements for full accrual profit recognition, we remove the related assets and liabilities from our consolidated balance sheet and we record the gain or loss in the period the transaction closes. For sales transactions that do not contain continuing involvement or if the continuing involvement with the property is limited by the terms of the sales contract, we recognize profit at the time of sale. For sales transactions that do not meet the full accrual sale criteria due to continuing involvement, we evaluate the nature of the continuing involvement and account for the transaction under an alternate method of accounting rather than as a full accrual sale, based on the nature and extent of our continuing involvement.

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales to entities in which we retain or otherwise own an interest are accounted for as partial sales under paragraphs 33-36 of SFAS 66. If all other requirements for recognizing profit under the full accrual method have been satisfied and no other forms of continuing involvement are present, we recognize profit proportionate to the outside interest in the buyer. In transactions accounted by us as partial sales, we determine if the buyer of the majority equity interest in the venture was provided a preference as to cash flows in either an operating or a capital waterfall. If a cash flow preference has been provided, we recognize profit only to the extent that proceeds from the sale of the majority equity interest exceed costs related to the entire property.

2.	REAL ESTATE HELD FOR INVESTMENT

At March 31, 2008, there are 148 communities with 41,164 apartment homes classified as real estate held for investment. The following table summarizes the components of real estate held for investment (dollars in thousands):

	March 31,	December 31,
	2008	2007

Land and land improvements	$1,258,175	$1,130,016
Buildings and improvements	3,313,503	2,832,546
Furniture, fixtures, and equipment	184,670	169,319
Construction in progress	1,502	—

Real estate held for investment	4,757,850	4,131,881
Accumulated depreciation	(874,645)	(822,831)

Real estate held for investment, net	$3,883,205	$3,309,050

3.	INCOME FROM DISCONTINUED OPERATIONS

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) requires, among other things, that the primary assets and liabilities and the results of operations of UDR’s real properties which have been sold or are held for disposition, be classified as discontinued operations and segregated in UDR’s Consolidated Statements of Operations and Consolidated Balance Sheets. Properties classified as real estate held for disposition generally represent properties that are actively marketed or contracted for sale which are expected to close within the next twelve months.

For purposes of these interim unaudited financial statements, SFAS 144 results in the presentation of the primary assets and liabilities and the net operating results of those properties sold or classified as held for disposition through March 31, 2008, as discontinued operations for all periods presented. SFAS 144 does not have an impact on net income available to common stockholders. SFAS 144 only results in the reclassification of the operating results of all properties sold or classified as held for disposition through March 31, 2008, within the Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007, and the reclassification of the assets and liabilities within the Consolidated Balance Sheets for March 31, 2008 and December 31, 2007.

For the three months ended March 31, 2008, UDR sold 84 communities, one commercial unit, one parcel of land, and 22 condominiums from two communities with a total of 640 condominiums. UDR recognized after-tax gains for financial reporting purposes of $767.1 million on these sales. At March 31, 2008, UDR had two communities with a total of 544 apartment homes and a net book value of $15.8 million, and two communities with a total of 577 condominiums and a net book value of $39.6 million included in real estate held for disposition. For the three months ended March 31, 2007, UDR sold two communities and eight condominiums from one community with a total of 320 condominiums, and one parcel of land. We recognized after-tax gains for financial reporting purposes of $37.1 million on these sales. The results of operations for

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these properties are classified on the Consolidated Statements of Operations in the line item titled “Income from discontinued operations, net of minority interests.”

In conjunction with the sale of 84 properties in March 2008, UDR received a note in the amount of $200 million. The note matures on March 31, 2014, may be pre-paid fourteen months from the date of the note, bears interest at a fixed rate of 7.5% per annum and is secured by a pledge and security agreement and a guarantee from the buyer’s parent company.

UDR has elected Taxable REIT Subsidiary (“TRS”) status for certain of its corporate subsidiaries, primarily those engaged in condominium conversion and development activities. For the three months ended March 31, 2008 and 2007, UDR recognized income tax benefit of $1.3 million and $4.2 million, respectively, of which UDR allocated an income tax benefit of $126,000 and an income tax provision of $102,000 to discontinued operations. These amounts are included in the income from discontinued operations, net of minority interests in the accompanying Consolidated Statements of Operations.

The following is a summary of income from discontinued operations for the periods presented, (dollars in thousands):

	March 31,
	2008	2007

Rental income	$40,006	$62,046
Non- property income	183	—

	40,189	62,046
Rental expenses	15,203	25,317
Property management fee	1,100	1,706
Real estate depreciation	—	19,690
Interest	2,579	4,468
Other expenses	—	132

	18,882	51,313
Income before net gain on the sale of depreciable property and minority interests	21,307	10,733
Net gain on the sale of depreciable property	767,146	37,070

Income before minority interests	788,453	47,803
Minority interests on income from discontinued operations	(49,909)	(2,730)

Income from discontinued operations, net of minority interests	$738,544	$45,073

4.	JOINT VENTURES

Consolidated Development Joint Venture

In June 2006, we completed the formation of a development joint venture that will invest approximately $138 million to develop one apartment community with 298 apartment homes in Marina del Rey, California. UDR is the financial partner and is responsible for funding the costs of development and receives a preferred return from 7% to 8.5% before our partner receives a 50% participation. Our initial investment was $27 million. Under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” this venture has been consolidated into UDR’s financial statements. Our joint venture partner is the managing partner as well as the developer, general contractor, and property manager. The project is currently expected to be completed in the third quarter of 2008. Our project costs as of March 31, 2008 were $129.6 million.

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Joint Venture

In January 2008, UDR and an unaffiliated partner formed a joint venture which owns and operates a recently completed 371 apartment home community in Orlando, Florida. Under FASB Interpretation No. 46, this venture has been consolidated into UDR’s financial statements. UDR receives 100% interest until the return of all capital. Our initial investment was $50.1 million. Our investment at March 31, 2008 was $50.1 million.

Unconsolidated Joint Ventures

As of March 31, 2008, UDR had investments in the following unconsolidated development joint ventures which are accounted for under the equity method of accounting:

UDR is a partner in a joint venture to develop a site in Bellevue, Washington. At closing, we owned 49% of the project that involves building a 430 home high rise apartment building with ground floor retail. Our initial investment was $5.7 million. The project is currently expected to be completed in the fourth quarter of 2010. Our investment at March 31, 2008, and December 31, 2007, was $8.8 million and $8.1 million, respectively.

UDR is a partner in a joint venture which will develop 274 apartment homes in the central business district of Bellevue, Washington. Construction began in the fourth quarter of 2006 and is scheduled for completion in the fourth quarter of 2008. At closing, we owned 49% of the project. Our initial investment was $10.0 million. Our investment at March 31, 2008 and December 31, 2007 was $8.5 million and $8.9 million, respectively.

In January 2007, UDR and an unaffiliated partner formed a joint venture which owns and operates a recently completed 23-story, 166 apartment home high rise community in the central business district of Bellevue, Washington. At closing, UDR owned 49% of the project (subject to a $34 million mortgage). Our initial investment was $11.8 million. Our investment at March 31, 2008 and December 31, 2007 was $11.0 million and $11.2 million, respectively.

In November 2007, UDR and an unaffiliated partner formed a joint venture which owns and operates various properties located in Texas. On the closing date, UDR sold nine operating properties, consisting of 3,690 units, and contributed one property under development to the joint venture. The property under development will have 302 units and is expected to be completed in the third quarter of 2008. UDR contributed cash and property equal to 20% of the fair value of the properties. The unaffiliated partner contributed cash equal to 80% of the fair value of the properties comprising the venture, which was then used to purchase the nine operating properties from UDR. Our initial investment was $20.4 million. Our investment at March 31, 2008, and December 31, 2007 was $19.5 million and $20.1 million, respectively. In addition, at March 31, 2008 UDR had a note receivable of $13.2 million from the joint venture which is included in “Notes receivable” on the Consolidated Balance Sheet.

In accordance with EITF No. 03-13, the cash flows of the Texas joint venture assets have been classified as a component of continuing operations on the Consolidated Statement of Operations as UDR will recognize significant direct cash flows from the disposed properties over the duration of the venture arrangement.

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	SECURED DEBT

Secured debt on continuing and discontinued operations, which encumbers $1.8 billion or 35% of UDR’s real estate owned based upon book value ($3.4 billion or 65% of UDR’s real estate owned is unencumbered) consists of the following as of March 31, 2008 (dollars in thousands):

			Weighted	Weighted	Number of
	Principal Outstanding		Average	Average	Communities
	March 31,	December 31,	Interest Rate	Years to Maturity	Encumbered
	2008	2007	2008	2008	2008

Fixed Rate Debt
Mortgage notes payable	$365,042	$324,059	5.51%	4.3	17
Tax-exempt secured notes payable	18,240	18,230	5.58%	16.8	2
Fannie Mae credit facilities	582,484	583,071	5.94%	5.2	21

Total fixed rate secured debt	965,766	925,360	5.77%	5.1	40
Variable Rate Debt
Mortgage notes payable	136,431	124,023	3.84%	2.6	3
Tax-exempt secured note payable	—	7,770	n/a	n/a	n/a
Fannie Mae credit facilities	49,250	80,783	3.64%	9.1	10

Total variable rate secured debt	185,681	212,576	3.78%	4.3	13

Total secured debt	$1,151,447	$1,137,936	5.45%	5.0	53

Approximate principal payments due during each of the next five calendar years and thereafter, as of March 31, 2008, are as follows (dollars in thousands):

			Total
	Fixed Rate	Variable Rate	Secured
Year	Maturities	Maturities	Maturities

2008	$9,499	$—	$9,499
2009	35,742	99,016	134,758
2010	223,087	—	223,087
2011	111,734	—	111,734
2012	234,739	—	234,739
Thereafter	350,965	86,665	437,630

	$965,766	$185,681	$1,151,447

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	UNSECURED DEBT

A summary of unsecured debt as of March 31, 2008 and December 31, 2007 is as follows (dollars in thousands):

	March 31,	December 31,
	2008	2007

Commercial Banks
Borrowings outstanding under an unsecured credit facility due July 2012(a)	$—	$309,500
Borrowings outstanding under an unsecured term loan due February 2010(b)	240,000	—
Senior Unsecured Notes — Other
4.50% Medium-Term Notes due March 2008	—	200,000
8.50% Monthly Income Notes due November 2008	29,081	29,081
4.25% Medium-Term Notes due January 2009	50,000	50,000
6.50% Notes due June 2009	200,000	200,000
3.90% Medium-Term Notes due March 2010	50,000	50,000
3.625% Convertible Senior Notes due September 2011(c)	250,000	250,000
5.00% Medium-Term Notes due January 2012	100,000	100,000
6.05% Medium-Term Notes due June 2013	125,000	125,000
5.13% Medium-Term Notes due January 2014	200,000	200,000
5.50% Medium-Term Notes due April 2014(d)	147,500	150,000
5.25% Medium-Term Notes due January 2015(d)	201,880	250,000
5.25% Medium-Term Notes due January 2016(d)	83,260	100,000
8.50% Debentures due September 2024	54,118	54,118
4.00% Convertible Senior Notes due December 2035(e)	250,000	250,000
Other	156	158

	1,980,995	2,008,357

Unsecured Notes — Other
ABAG Tax-Exempt Bonds due August 2008	46,700	46,700
Unsecured Notes — Premiums & Discount
Premium on $50 million Medium-Term Notes due March 2010	306	344
Premium on $250 million Medium-Term Notes due January 2015(d)	275	343
Discount on $150 million Medium-Term Notes due April 2014(d)	(476)	(504)

	105	183

Total Unsecured Debt	$2,027,800	$2,364,740

(a)	UDR has a $600 million unsecured revolving credit facility that matures on July 26, 2012. The terms of the $600 million credit facility provide that UDR has the right to increase the credit facility to $750 million under certain circumstances. Based on UDR’s current credit ratings, the $600 million credit facility carries an interest rate equal to LIBOR plus a spread of 47.5 basis points. Under a competitive bid feature and for so long as UDR maintains an Investment Grade Rating, UDR has the right to bid out 50% of the commitment amount under the $600 million credit facility and can bid out 100% of the commitment amount once per quarter.

(b)	During the three months ended March 31, 2008, UDR borrowed $240 million in the form of a two-year unsecured term loan from a consortium of banks. As of March 31, 2008, UDR had one interest rate swap

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement associated with borrowings under the term loan with an aggregate notional value of $200 million under which UDR pays a fixed rate of interest and receives a variable rate of interest on the notional amount. The interest rate swap effectively changes UDR’s interest rate exposure on $200 million of these borrowings from a variable rate to a weighted average fixed rate of approximately 3.61%. The remaining $40 million has a variable interest rate, which was 3.91% at March 31, 2008 (see Note 8 — Financial Instruments).

(c)	At any time on or after July 15, 2011, prior to the close of business on the second business day prior to September 15, 2011, and also following the occurrence of certain events, the notes will be convertible at the option of the holder. Upon conversion of the notes, UDR will deliver cash and common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 trading day observation period. The initial conversion rate for each $1,000 principal amount of notes is 26.6326 shares of our common stock, subject to adjustment under certain circumstances. In connection with the issuance of the 3.625% convertible senior notes, UDR entered into a capped call transaction with respect to its common stock. The convertible note and capped call transaction, both of which expire September 2011, must be net share settled. The maximum number of shares to be issued under the convertible notes is 6.7 million shares, subject to certain adjustment provisions. The capped call transaction combines a purchased call option with a strike price of $37.548 with a written call option with a strike price of $43.806. These transactions have no effect on the terms of the 3.625% convertible senior notes by effectively increasing the initial conversion price to $43.806 per share, representing a 40% conversion premium. The net cost of $12.6 million of the capped call transaction was included in stockholders’ equity.

(d)	During the three months ended March 31, 2008, UDR redeemed medium term notes with a notional amount of $67.4 million for $62.3 million, recognizing a gain of approximately $5.1 million. This gain was recorded as a reduction to interest expense during the period.

(e)	Prior to December 15, 2030, upon the occurrence of specified events, the notes will be convertible at the option of the holder into cash and, in certain circumstances, shares of UDR’s common stock at an initial conversion price of approximately 35.2988 shares per $1,000 principal amount of notes. On or after December 15, 2030, the notes will be convertible at any time prior to the second business day prior to maturity at the option of the holder into cash, and, in certain circumstances, shares of UDR’s common stock at the above initial conversion rate. The initial conversion rate is subject to adjustment in certain circumstances.

7.	EARNINGS PER SHARE

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

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted earnings per share for the periods presented, (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007

Numerator for basic and diluted earnings per share —
Net income available to common stockholders	$722,050	$27,990

Denominator:
Denominator for basic earnings per share —
Weighted average common shares outstanding	132,666	135,376
Non-vested restricted stock awards	(1,001)	(865)

	131,665	134,511
Effect of dilutive securities:
Employee stock options and non-vested restricted stock awards, and convertible debt	—	—

Denominator for diluted earnings per share	131,665	134,511

Basic and diluted earnings per share	$5.48	$0.21

The effect of the conversion of the operating partnership units, Out-Performance Partnership Shares, convertible preferred stock, and convertible debt, is not dilutive and is therefore not included in the above calculations.

If the operating partnership units were converted to common stock, the additional shares of common stock outstanding for the three months ended March 31, 2008 and March 31, 2007, would be 8,963,140 and 8,202,258 weighted average common shares, respectively.

At March 31, 2008, if the measurement periods had ended on that date, no Series C, D or E Out-Performance Partnership Shares would have been issued had each Program terminated on that date. Accordingly, no additional operating partnership units would have been issued at that date (see Note 10 — Commitments and Contingencies, for a discussion of UDR’s Out-Performance Programs).

At March 31, 2007, if the measurement periods had ended on that date, Series C and D Out-Performance Partnership Shares would have been issued if each Program terminated on that date. Accordingly, 571,126 and 650,855 operating partnership units, respectively, would have been issued had the measurement periods ended on that date; however, those units have been excluded in the calculation of diluted earnings per share because their effect would be anti-dilutive.

8.	FINANCIAL INSTRUMENTS

UDR accounts for its derivative instruments in accordance with SFAS No 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” At March 31, 2008, UDR’s derivative financial instruments include swap agreements on two of our unconsolidated development joint ventures in which UDR has a 49% interest as well as one interest rate swap agreement that is designated as a cash flow hedge with a variable interest rate feature on UDR’s term loan. These swaps are qualifying cash flow hedges for financial reporting purposes. For derivative instruments that qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings during the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of UDR’s derivative instrument is reported on the Consolidated Balance Sheet at its current fair value. Estimated fair values for interest rate swaps rely on prevailing market interest rates. The fair value amount should not be viewed in isolation, but rather in relation to the value of the underlying hedged transaction and investment and to the overall reduction in exposure to adverse fluctuations in interest rates. The interest rate swap agreement is designated with a portion of the principal balance and term of a specific debt obligation. The interest rate swap involves the periodic exchange of payments over the life of the related agreement. Amounts received or paid on the interest rate swap is recorded on an accrual basis as an adjustment to the related interest expense of the outstanding debt based on the accrual method of accounting. The related amount payable to and receivable from counterparties are included in other liabilities and other assets, respectively.

The following table presents the fair value of UDR’s derivative financial instrument outstanding, based on external market quotations, as of March 31, 2008 (dollars in thousands):

Notional	Strike	Type of	Effective	Contract	Fair
Amount	Rate	Contract	Date	Maturity	Value

Unsecured Debt — Term Loan:
$200,000	2.76%	Swap	03/03/08	02/01/10	$1,771

During the quarter ended March 31, 2008, UDR recognized $2.3 million of unrealized loss on derivative financial instruments in comprehensive income and no income/loss in net income related to the ineffective portion of the hedged instruments. In addition, UDR recognized a $1.8 million derivative financial instrument liability on the Consolidated Balance Sheet.

Effective January 1, 2008, UDR adopted SFAS 157, which defines fair value based on the price that would be received to sell an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•	Level 2 — Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities markets that are not active; or other inputs that are observable or can be corroborated with observable market data.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company’s’ derivative contract is the only asset or liability that is measured and recognized at fair value using the SFAS 157 hierarchy. The derivative contract uses the Level 2 hierarchy and is recorded in Other Liabilities in the Consolidated Balance Sheet for $1.8 million as of March 31, 2008.

9.	OTHER COMPREHENSIVE LOSS

Other comprehensive loss consists of unrealized losses from derivative financial instruments on unconsolidated development joint ventures in which UDR has a 49% interest as well as an interest rate swap agreement on UDR’s term loan. The difference between net income and total comprehensive income is due to the fair value accounting for these interest rate swaps. Total other comprehensive loss for the three months ended March 31, 2008 and 2007, was $2.3 million and $0, respectively.

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	COMMITMENTS AND CONTINGENCIES

Commitments

Real Estate Under Development

UDR is committed to completing its wholly owned real estate under development, which has an estimated cost to complete of $289.3 million at March 31, 2008.

UDR is committed to completing its development joint venture projects, which have an estimated cost to complete of $161.0 million at March 31, 2008. The estimated cost to complete consists of $8.4 million related to a consolidated joint venture and $152.6 million related to two unconsolidated joint ventures in which UDR owns 49% and one unconsolidated joint venture in which UDR owns 20%. These joint ventures are expected to be completed at various times between the third quarter of 2008 and the fourth quarter of 2010.

UDR has entered into four contracts to purchase apartment communities upon completion of their development. Provided that the developer meets certain conditions, UDR will purchase these communities for an aggregate of approximately $166 million. These apartment communities are expected to be completed at various times between the third quarter of 2008 and the third quarter of 2010.

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

Based on the results through March 31, 2008, no Series C OPPSs would have been issued had the Program terminated on that date. However, since the ultimate determination of Series C OPPSs to be issued will not occur until May 30, 2008, and the number of Series C OPPSs is determinable only upon future events, the financial statements do not reflect any impact for these events. Accordingly, the contingently issuable Series C OPPSs will only be included in basic earnings per share after the measurement period has ended and the applicable hurdle has been met. Furthermore, the Series C OPPSs will only be included in common stock and common stock equivalents in the calculation of diluted earnings per share after the hurdle has been met at the end of the reporting period (if any), assuming the measurement period ended at the end of the reporting period.

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

Based on the results through March 31, 2008, no Series D OPPSs would have been issued had the Program terminated on that date. However, since the ultimate determination of Series D OPPSs to be issued will not occur until December 31, 2008, and the number of Series D OPPSs is determinable only upon future events, the financial statements do not reflect any impact for these events. Accordingly, the contingently issuable Series D OPPSs will only be included in basic earnings per share after the measurement period has ended and the applicable hurdle has been met. Furthermore, the Series D OPPSs will only be included in common stock and common stock equivalents in the calculation of diluted earnings per share after the hurdle has been met at the end of the reporting period (if any), assuming the measurement period ended at the end of the reporting period.

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

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the results through March 31, 2008, no Series E OPPSs would have been issued had the Program terminated on that date. However, since the ultimate determination of Series E OPPSs to be issued will not occur until December 31, 2009, and the number of Series E OPPSs is determinable only upon future events, the financial statements do not reflect any impact for these events. Accordingly, the contingently issuable Series E OPPSs will only be included in basic earnings per share after the measurement period has ended and the applicable hurdle has been met. Furthermore, the Series E OPPSs will only be included in common stock and common stock equivalents in the calculation of diluted earnings per share after the hurdle has been met at the end of the reporting period (if any), assuming the measurement period ended at the end of the reporting period.

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

11.	REPORTABLE SEGMENTS

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS 131”), requires that segment disclosures present the measure(s) used by the chief operating decision maker to decide how to allocate resources and for purposes of assessing such segments’ performance. UDR’s chief operating decision maker is comprised of several members of its executive management team who use several generally accepted industry financial measures to assess the performance of the business for our reportable operating segments.

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

UDR’s two reportable segments are same communities and non-mature/other communities:

•	Same communities represent those communities acquired, developed, and stabilized prior to March 31, 2007, and held as of March 31, 2008. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

•	Non-mature/other communities represent those communities that were acquired or developed in 2007 and 2008, sold properties, redevelopment properties, properties classified as real estate held for disposition, condominium conversion properties, joint venture properties, properties managed by third parties, and the non-apartment components of mixed use properties.

Executive management evaluates the performance of each of our apartment communities on a same community and non-mature/other basis, as well as individually and geographically. This is consistent with the aggregation criteria of SFAS 131 as each of our apartment communities generally have similar economic characteristics, facilities, services, and tenants. Therefore, UDR’s reportable segments have been aggregated by geography in a manner identical to that which is provided to the chief operating decision maker.

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three months ended March 31, 2008 and 2007.

Certain reclassifications have been made to prior year amounts to conform to current year presentation. These reclassifications primarily represent presentation changes related to discontinued operations as described in Note 3, “Income from Discontinued Operations.” The accounting policies applicable to the operating segments described above are the same as those described in Note 1, “Summary of Significant Accounting Policies,” in UDR’s Annual Report on Form 10-K for the year ended December 31, 2007. The following table details rental income and NOI for UDR’s reportable segments for the three months ended March 31, 2008 and 2007, and reconciles NOI to net income per the Consolidated Statement of Operations (dollars in thousands):

	Three Months Ended March 31,
	2008	2007

Reportable apartment home segment rental income:
Same communities:
Western Region	$50,754	$47,591
Mid-Atlantic Region	26,124	24,768
Southeastern Region	25,751	25,397
Southwestern Region	4,532	4,298
Non-mature communities/Other	58,410	81,398

Total segment and consolidated rental income	$165,571	$183,452

	Three Months Ended March 31,
	2008	2007

Reportable apartment home segment net operating income (NOI):
Same communities:
Western Region	$35,966	$32,493
Mid-Atlantic Region	18,028	16,931
Southeastern Region	16,542	16,088
Southwestern Region	2,971	2,724
Non-mature communities	34,807	47,696

Total segment and consolidated NOI	108,314	115,932

Reconciling items:
Non-property income	5,701	5,012
Depreciation and amortization	(53,364)	(65,014)
Interest	(38,370)	(44,194)
General and administrative and property management	(14,322)	(14,937)
Other operating expenses	(1,004)	(311)
Net gain on the sale of land and depreciable property	767,146	37,070
Minority interests	(48,842)	(1,726)

Net income per the Consolidated Statement of Operations	$725,259	$31,832

UDR, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the assets of UDR’s reportable segments for the three months ended March 31, 2008 and the year ended December 31, 2007 (dollars in thousands):

	March 31,	December 31,
Reportable apartment home segment assets:	2008	2007

Same communities:
Western Region	$1,827,219	$1,820,519
Mid-Atlantic Region	658,822	646,468
Southeastern Region	731,623	727,951
Southwestern Region	149,049	148,358
Non-mature communities/Other	1,816,439	2,609,245

Total segment assets	5,183,152	5,952,541
Accumulated depreciation	(895,057)	(1,371,759)

Total segment assets — net book value	4,288,095	4,580,782

Reconciling items:
Cash and cash equivalents	60,187	3,219
Restricted cash	9,082	6,295
Deferred financing costs, net	34,327	34,136
Notes receivable	219,807	12,655
Investment in unconsolidated joint ventures	47,801	48,264
Funds held in escrow from IRC Section 1031 exchanges pending the acquisition of real estate	348,297	56,217
Other assets	60,765	54,636
Other assets — real estate held for disposition	1,844	4,917

Total consolidated assets	$5,070,205	$4,801,121

Capital expenditures related to our same communities totaled $14.2 million and $19.3 million for the three months ended March 31, 2008 and 2007, respectively. Capital expenditures related to our non-mature/other communities totaled $17.7 million and $30.7 million for the three months ended March 31, 2008 and 2007, respectively.

Markets included in the above geographic segments are as follows:

i.	Western — Orange Co., San Francisco, Los Angeles, Monterey Peninsula, Seattle, San Diego, Inland Empire, Portland, and Sacramento.

ii.	Mid-Atlantic — Metropolitan DC, Richmond, Baltimore, Norfolk, and Other Mid-Atlantic.

iii.	Southeastern — Tampa, Orlando, Nashville, Jacksonville, and Other Florida.

iv.	Southwestern — Phoenix, Dallas, and Austin.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:

•	unfavorable changes in apartment market and economic conditions that could adversely affect occupancy levels and rental rates,

•	the failure of acquisitions to achieve anticipated results,

•	possible difficulty in selling apartment communities,

•	the timing and closing of planned dispositions under agreement,

•	competitive factors that may limit our ability to lease apartment homes or increase or maintain rents,

•	insufficient cash flow that could affect our debt financing and create refinancing risk,

•	failure to generate sufficient revenue, which could impair our debt service payments and distributions to stockholders,

•	development and construction risks that may impact our profitability,

•	potential damage from natural disasters, including hurricanes and other weather-related events, which could result in substantial costs to us,

•	risks from extraordinary losses for which we may not have insurance or adequate reserves,

•	uninsured losses due to losses in excess of applicable coverage,

•	delays in completing developments and lease-ups on schedule,

•	our failure to succeed in new markets,

•	changing interest rates, which could increase interest costs and affect the market price of our securities,

•	potential liability for environmental contamination, which could result in substantial costs to us,

•	the imposition of federal taxes if we fail to qualify as a REIT under the Internal Revenue Code in any taxable year,

•	our internal control over financial reporting may not be considered effective which could result in a loss of investor confidence in our financial reports, and in turn have an adverse effect on our stock price, and

•	changes in real estate laws, tax laws and other laws affecting our business.

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

At March 31, 2008, our portfolio included 156 communities with 43,559 apartment homes nationwide. The following table summarizes our market information by major geographic markets:

					Quarter Ended
	As of March 31, 2008				March 31, 2008
			Percentage	Total
	Number of	Number of	of Total	Carrying	Average	Total Income per
	Apartment	Apartment	Carrying	Value	Physical	Occupied
	Communities	Homes	Value	(In thousands)	Occupancy	Home(a)

SAME COMMUNITIES
WESTERN REGION
Orange Co, CA	13	4,067	13.5%	$698,738	95.3%	$1,573
San Francisco, CA	8	1,768	5.9%	304,842	96.4%	1,785
Los Angeles, CA	5	1,052	3.5%	183,559	95.3%	1,535
San Diego, CA	5	1,123	3.2%	167,863	93.4%	1,368
Inland Empire, CA	2	660	1.5%	79,362	92.0%	1,165
Seattle, Wa	6	1,199	2.3%	116,825	95.3%	1,117
Monterey Peninsula, CA	7	1,565	2.8%	146,589	92.3%	999
Sacramento, CA	2	914	1.3%	65,545	87.7%	915
Portland, OR	3	716	1.2%	63,896	92.8%	973
MID-ATLANTIC REGION
Metropolitan DC	7	2,097	4.1%	211,427	96.4%	1,325
Baltimore, MD	8	1,556	2.9%	148,401	96.7%	1,173
Richmond, VA	6	1,958	2.9%	148,930	95.6%	987
Norfolk, VA	6	1,438	1.5%	77,953	95.1%	964
Other Mid-Atlantic	5	1,132	1.4%	72,111	93.4%	1,038
SOUTHEASTERN REGION
Orlando, FL	8	2,140	3.2%	162,587	92.1%	983
Tampa, FL	9	3,081	4.3%	224,726	94.7%	962
Nashville, TN	7	1,874	2.6%	135,310	95.8%	869
Jacksonville, FL	4	1,557	2.2%	115,487	95.0%	870
Other Florida	3	976	1.8%	93,513	93.9%	1,081
SOUTHWESTERN REGION
Dallas, TX	1	305	1.2%	60,241	91.3%	1,609
Phoenix, AZ	3	914	1.3%	68,818	94.7%	960
Austin, TX	1	250	0.4%	19,990	97.3%	954

Total/Average Same Communities	119	32,342	65.0%	3,366,713	94.6%	$1,168

Non-Matures, Commercial Properties and Other	29	8,822	26.8%	1,391,137

Total Real Estate Held for Investment	148	41,164	91.8%	4,757,850

Held for Disposition	4	1,101	1.4%	75,050
Real Estate Under Development	4	1,294	6.8%	350,252

Total	156	43,559	100.0%	$5,183,152

(a)	Total income per Occupied Home represents total revenues per weighted average number of apartment homes occupied.

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

Future Capital Needs

Future development expenditures are expected to be funded with proceeds from the sale of property, with construction loans, through joint ventures, the use of our unsecured revolving credit facility, and to a lesser extent, with cash flows provided by operating activities. Acquisition activity in strategic markets is expected to be largely financed by the reinvestment of proceeds from the sale of properties and through the issuance of equity and debt securities, the issuance of operating partnership units, and the assumption or placement of secured and/or unsecured debt. At March 31, 2008, we had approximately $348.3 million in funds held in escrow from IRC Section 1031 exchanges pending the acquisition of real estate.

During the remainder of 2008, we have approximately $9.5 million of secured debt and $75.9 million of unsecured debt maturing and we anticipate repaying that debt with proceeds from borrowings under our secured or unsecured credit facilities, the issuance of new unsecured debt securities or equity or from disposition proceeds.

Critical Accounting Policies and Estimates

Our critical accounting policies are those having the most impact on the reporting of our financial condition and results and those requiring significant judgments and estimates. These policies include those related to (1) capital expenditures, (2) impairment of long-lived assets, and (3) real estate investment properties.

Real Estate Sales

The Company accounts for sales of real estate in accordance with SFAS 66. For sale transactions meeting the requirements for full accrual profit recognition, we remove the related assets and liabilities from our consolidated balance sheet and we record the gain or loss in the period the transaction closes. For sales transactions that do not contain continuing involvement or if the continuing involvement with the property is limited by the terms of the sales contract, we recognize profit at the time of sale. For sales transactions that do not meet the full accrual sale criteria due to continuing involvement, we evaluate the nature of the continuing involvement and account for the transaction under an alternate method of accounting rather than as a full accrual sale, based on the nature and extent of our continuing involvement.

Sales to entities in which we retain or otherwise own an interest are accounted for as partial sales under paragraphs 33-36 of SFAS 66. If all other requirements for recognizing profit under the full accrual method have been satisfied and no other forms of continuing involvement are present, we recognize profit proportionate to the outside interest in the buyer. In transactions accounted by us as partial sales, we determine if the buyer of the majority equity interest in the venture was provided a preference as to cash flows in either an operating or a capital waterfall. If a cash flow preference has been provided, we recognize profit only to the extent that proceeds from the sale of the majority equity interest exceed costs related to the entire property.

Our other critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no significant changes in our critical accounting policies from those reported in our 2007 Annual Report on Form 10-K. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.

Statements of Cash Flows

The following discussion explains the changes in net cash provided by operating activities and net cash used in investing and financing activities that are presented in our Consolidated Statements of Cash Flows.

Operating Activities

For the three months ended March 31, 2008, our cash flow provided by operating activities was $26.8 million compared to $36.3 million for the same period in 2007. The decrease in cash flow from operating activities resulted primarily from the decrease in property net operating income from our apartment community portfolio for the three months ended March 31, 2008. This decrease is primarily due to the decrease in the average number of homes for the three months ended March 31, 2008 as compared to the same period of 2007 (see discussion under “Apartment Community Operations”).

Investing Activities

For the three months ended March 31, 2008, net cash provided by/(used in) investing activities was $577.5 million as compared to ($98.5) million for the same period in 2007. Changes in the level of investing activities from period to period reflects our strategy as it relates to our disposition, acquisition, capital expenditure, and development programs, as well as the impact of the capital market environment on these activities, all of which are discussed in further detail below.

Acquisitions

For the three months ended March 31, 2008, we acquired six apartment communities with 2,718 apartment homes, 38,800 square feet of commercial space and two parcels of land for an aggregate consideration of $579.6 million. Our long-term strategic plan is to achieve greater operating efficiencies by investing in fewer, more concentrated markets. As a result, we have been expanding our interests in the fast growing Southern California, Florida, and Metropolitan Washington DC markets over the past years. During 2008, we plan to continue to channel new investments into those markets we believe will provide the best investment returns. Markets will be targeted based upon defined criteria including favorable job formation and low single-family home affordability.

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

During the first three months of 2008, $31.9 million or approximately $561 per home was spent on capital expenditures for all of our communities, excluding development, condominium conversions and commercial properties. These capital improvements included turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as roofs, siding, parking lots, and asset preservation capital expenditures, which aggregated $5.8 million or $103 per home. In addition, revenue enhancing capital expenditures, kitchen and bath upgrades, upgrades to HVAC equipment, and other extensive exterior/interior upgrades totaled $11.7 million or $205 per home, and major renovations totaled $14.4 million or $253 per home for the quarter ended March 31, 2008.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, condominium conversions and commercial properties, for the periods presented:

	Three Months Ended March 31,			Three Months Ended March 31,
	(dollars in thousands)			(per home)
	2008	2007	% Change	2008	2007	% Change

Turnover capital expenditures	$2,702	$3,291	(17.9)%	$48	$48	0.0%
Asset preservation expenditures	3,108	4,271	(27.2)%	55	62	11.3%

Total recurring capital expenditures	5,810	7,562	(23.2)%	103	110	(6.4)%
Revenue enhancing improvements	11,664	23,885	(51.2)%	205	346	(40.8)%
Major renovations	14,385	18,595	(22.6)%	253	270	(6.3)%

Total capital expenditures	$31,859	$50,042	(36.3)%	$561	$726	(22.7)%

Repair and maintenance expense	9,314	$10,275	(9.4)%	$164	$149	10.1%

Total capital expenditures for our communities decreased $18.2 million or $165 per home for the three months ended March 31, 2008, compared to the same period in 2007. This decrease was primarily attributable to a $1.8 million decrease in recurring capital expenditures, a $12.2 million decrease in revenue enhancing improvements at certain of our properties, and a $4.2 million decrease in major renovation expenditures as compared to the same period in 2007. We will continue to selectively add revenue enhancing improvements which we believe will provide a return on investment substantially in excess of our cost of capital. Recurring capital expenditures during 2008 are currently expected to be approximately $650 per home.

Development

Development activity is focused in core markets in which we have strong operations in place. For the three months ended March 31, 2008, we invested approximately $24.0 million on development projects, an increase of $6.7 million from $17.3 million for the same period in 2007.

Real Estate Under Development

The following wholly owned apartments were under development as of March 31, 2008:

	Number of	Completed	Cost to	Budgeted	Estimated
	Apartment	Apartment	Date	Cost	Cost	Completion
	Homes	Homes	(In thousands)	(In thousands)	per Home	Date

Tiburon — Phase I Houston, TX	320	320	$20,971	$22,000	$65,534	1Q08
Vitruvian Park Dallas, TX	2,712	—	62,715	352,000	129,794	3Q12

Total wholly owned — apartments	3,032	320	$83,686	$374,000	$123,351

The first phase of Vitruvian Park is expected to begin delivering homes in the fourth quarter of 2009.

In addition, we own 11 parcels of land held for future development aggregating $137.1 million at March 31, 2008.

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

The following consolidated joint venture project was under development as of March 31, 2008:

	Number of	Completed	Cost to	Budgeted	Estimated	Expected
	Apartment	Apartment	Date	Cost	Cost	Completion
	Homes	Homes	(In thousands)	(In thousands)	per Home	Date

Jefferson at Marina del Rey Marina del Rey, CA	298	—	$129,626	$138,000	$463,087	3Q08

Unconsolidated Development Joint Ventures

UDR is a partner in a joint venture to develop a site in Bellevue, Washington. At closing, we owned 49% of the project that involves building a 430 home high rise apartment building with ground floor retail. Our initial investment was $5.7 million. The project is currently expected to be completed in the fourth quarter of 2010. Our investment at March 31, 2008, and December 31, 2007, was $8.8 million and $8.1 million, respectively.

UDR is a partner in a joint venture which will develop 274 apartment homes in the central business district of Bellevue, Washington. Construction began in the fourth quarter of 2006 and is scheduled for completion in the fourth quarter of 2008. At closing, we owned 49% of the project. Our initial investment was $10.0 million. Our investment at March 31, 2008 and December 31, 2007 was $8.5 million and $8.9 million, respectively.

In November 2007, UDR and an unaffiliated partner formed a joint venture which owns and operates various properties located in Texas. On the closing date, UDR sold nine operating properties, consisting of 3,690 units, and contributed one property under development to the joint venture. The property under development will have 302 units and is expected to be completed in the third quarter of 2008. UDR contributed cash and property equal to 20% of the fair value of the properties. The unaffiliated partner contributed cash equal to 80% of the fair value of the properties comprising the venture, which was then used to purchase the nine operating properties from UDR. Our initial investment was $20.4 million. Our investment at March 31, 2008, and December 31, 2007 was $19.5 million and $20.1 million, respectively.

The following unconsolidated joint venture projects were under development as of March 31, 2008:

	Number of	Completed	Cost to	Budgeted	Estimated	Expected
	Apartment	Apartment	Date	Cost	Cost	Completion
	Homes	Homes	(In thousands)	(In thousands)	Per Home	Date

Lincoln Towne Square — Phase II Plano, TX	302	56	$19,323	$25,000	$82,781	3Q08
Bellevue Plaza Bellevue, WA	430	—	37,990	135,000	313,953	4Q10
Ashwood Commons Bellevue, WA	274	—	47,171	97,000	354,015	4Q08

Total unconsolidated development joint ventures	1,006	56	$104,484	$257,000	$255,467

Disposition of Investments

For the three months ended March 31, 2008, UDR sold 84 communities with a total of 25,140 apartment homes and one commercial unit, for a gross consideration of $1.7 billion, 22 condominiums from two communities with a total of 640 condominiums for a gross consideration of $1.9 million, and one parcel of land for $1.6 million. We recognized after-tax gains for financial reporting purposes of $767.3 million on these sales. Proceeds from the sales were used primarily to reduce debt.

In conjunction with the sale of 84 properties in March 2008, UDR received a note in the amount of $200 million. The note matures on March 31, 2014, may be pre-paid fourteen months from the date of the note, bears interest at a fixed rate of 7.5% per annum and is secured by a pledge and security agreement and a guarantee from the buyer’s parent company.

During 2008, we plan to continue to pursue our strategy of exiting markets where long-term growth prospects are limited and redeploying capital into markets we believe will provide the best investment returns. We intend to use the proceeds from 2008 dispositions to reduce debt, acquire communities, and fund development activity.

Financing Activities

Net cash (used in)/provided by financing activities during the three months ended March 31, 2008, was ($547.3) million as compared to $61.7 million for the same period in 2007. As part of the plan to improve our balance sheet, we utilized proceeds from dispositions to pay down existing debt, repurchase our common shares and purchase new properties.

The following is a summary of our significant financing activities for the three months ended March 31, 2008:

•	Repaid $67.6 million of secured debt and $576.9 million of unsecured debt. The $576.9 million of unsecured debt consisted of a $309.5 million payment for the revolving credit facility, $200 million for a medium-term note maturity and $67.4 million for the repurchase of medium-term notes.

•	In January 2008, our Board of Directors authorized a new 15 million share repurchase program. This program is in addition to our already existing 10 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. During the three months ended March 31, 2008, we repurchased 4,386,500 shares of UDR common stock at an average price per share of $23.33 under our share repurchase programs.

•	Closed on a $240 million, two-year unsecured term loan facility. Proceeds were used to redeem $200 million of 4.5% medium term notes that were due in March 2008, and the remaining $40 million will be used for general corporate purposes.

Credit Facilities

We have four secured revolving credit facilities with Fannie Mae with an aggregate commitment of $748.9 million. As of March 31, 2008, $631.7 million was outstanding under the Fannie Mae credit facilities leaving $117.2 million of unused capacity. The Fannie Mae credit facilities are for an initial term of ten years, bear interest at floating and fixed rates, and certain of the credit facilities can be extended for an additional five years at our option. We have $582.5 million of the funded balance fixed at a weighted average interest rate of 5.9% and the remaining balance on these facilities is currently at a weighted average variable rate of 3.6%.

We have a $600 million unsecured revolving credit facility that matures on July 26, 2012. Under certain circumstances, we may increase the $600 million credit facility to $750 million. Based on our current credit ratings, the $600 million credit facility carries an interest rate equal to LIBOR plus a spread of 47.5 basis points, which represents a 10 basis point reduction to the previous $500 million credit facility. Under a competitive bid feature and for so long as we maintain an Investment Grade Rating, we have the right under the $600 million credit facility to bid out 50% of the commitment amount and we can bid out 100% of the commitment amount once per quarter. As of March 31, 2008, we had no borrowings outstanding under the credit facility leaving $600 million of unused capacity.

The Fannie Mae credit facility and the bank revolving credit facility are subject to customary financial covenants and limitations.

Information concerning short-term bank borrowings under our bank credit facility is summarized in the table that follows (dollars in thousands):

	Three Months Ended	Twelve Months Ended
	March 31, 2008	December 31, 2007

Total revolving credit facility	$600,000	$600,000
Borrowings outstanding at end of period	—	309,500
Weighted average daily borrowings during the period	268,549	222,216
Maximum daily borrowings during the period	587,400	408,400
Weighted average interest rate during the period	4.3%	5.6%
Weighted average interest rate at end of period	n/a	5.4%

Derivative Instruments

As part of UDR’s overall interest rate risk management strategy, we use derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. UDR’s derivative transaction used for interest rate risk management includes an interest rate swap with an index that relates to the pricing of a specific financial instrument of UDR. We believe that we have appropriately controlled our interest rate risk through the use of derivative instruments so that there will not be any material unintended effect on consolidated earnings. Derivative contracts did not have a material impact on the results of operations during the first quarter of 2008 (see Note 8 — Financial Instruments in Notes to Consolidated Financial Statements).

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

The following table outlines our FFO calculation and reconciliation to generally accepted accounting principles for the three months ended March 31, 2008 and 2007 (dollars and shares in thousands):

	Three Months Ended
	March 31,
	2008	2007

Net income	$725,259	$31,832
Adjustments:
Distributions to preferred stockholders	(3,209)	(3,842)
Real estate depreciation and amortization	52,435	44,470
Minority interests of unitholders in operating partnership	(1,126)	(1,034)
Contribution of unconsolidated joint ventures	371	265
Subsidiary investment income	374	(112)
Income tax benefit	(1,265)	(4,350)
Discontinued Operations:
Real estate depreciation	—	19,690
Minority interests of unitholders in operating partnership	49,909	2,730
Net gains on the sale of depreciable property	(767,146)	(37,070)
RE3 gain on sales, net of tax	449	4,363

Funds from operations — basic	56,051	56,942

Distributions to preferred stockholders — Series E (Convertible)	931	931

Funds from operations — diluted	$56,982	$57,873

Weighted average number of common shares and OP Units outstanding — basic	140,628	142,713
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	144,014	149,227

In the computation of diluted FFO, when OP Units, out-performance partnership units, convertible debt, unvested restricted stock, stock options, and the shares of Series E Cumulative Convertible Preferred Stock are dilutive; they are included in the diluted share count.

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

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 (shares in thousands):

	Three Months Ended
	March 31,
	2008	2007

Weighted average number of common shares and OP units outstanding — basic	140,628	142,713
Weighted average number of OP units outstanding	(8,963)	(8,202)

Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	131,665	134,511

Weighted average number of common shares, OP units, and common stock equivalents outstanding — diluted	144,014	149,227
Weighted average number of OP units outstanding	(8,963)	(8,202)
Weighted average incremental shares from assumed conversion of stock options	(522)	(830)
Weighted average incremental shares from unvested restricted stock	(60)	(191)
Weighted average incremental shares from assumed conversion of $250 million convertible debt	—	(1,039)
Weighted average number of Series A OPPSs outstanding	—	(1,650)
Weighted average number of Series E preferred shares outstanding	(2,804)	(2,804)

Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	131,665	134,511

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

A presentation of cash flow metrics based on generally accepted accounting principles is as follows for the three months ended March 31, (dollars in thousands):

	Three Months Ended
	March 31,
	2008	2007

Net cash provided by operating activities	$26,799	$36,345
Net cash provided by/(used in) investing activities	577,492	(98,545)
Net cash (used in)/provided by financing activities	(547,323)	61,733

Results of Operations

The following discussion includes the results of both continuing and discontinued operations for the periods presented.

Net Income Available to Common Stockholders

Net income available to common stockholders was $722.1 million ($5.48 per diluted share) for the three months ended March 31, 2008, compared to $28.0 million ($0.21 per diluted share) for the same period in the prior year. The increase for the three months ended March 31, 2008, when compared to the same period in

2007, resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	a $730.1 million increase in gains recognized from the sale of depreciable property,

•	a $11.7 million decrease in real estate depreciation and amortization expense, and

•	a $5.8 million decrease in interest expense.

These increases in income were partially offset by a $47.1 million increase in minority interest expense and a $6.7 million decrease in apartment community operating results during the first quarter of 2008 when compared to the same period in 2007.

Apartment Community Operations

Our net income is primarily generated from the operation of our apartment communities. The following table summarizes the operating performance of our total apartment portfolio for the three months ended March 31, (dollars in thousands):

	2008	2007	% Change

Property rental income	$165,688	$182,684	(9.3)%
Property operating expense*	(57,050)	(67,298)	(15.2)%

Property net operating income	$108,638	$115,386	(5.8)%

Weighted average number of homes	56,853	70,248	(19.1)%
Physical occupancy**	91.8%	92.7%	(0.9)%

*	Excludes depreciation, amortization, and property management expenses.

**	Based upon weighted average stabilized homes.

The following table is our reconciliation of property net operating income to net income as reflected on the Consolidated Statements of Operations for the three months ended March 31, (dollars in thousands):

	2008	2007

Property net operating income	$108,638	$115,386
Commercial net operating income	(324)	553
Non-property income	5,701	5,005
Real estate depreciation and amortization	(53,364)	(65,014)
Interest	(38,370)	(44,194)
General and administrative and property management	(14,322)	(14,937)
Other operating expenses	(1,004)	(311)
Net gain on the sale of depreciable property	767,146	37,070
Minority interests	(48,842)	(1,726)

Net income per the Consolidated Statements of Operations	$725,259	$31,832

Same Communities

Our same communities (those communities acquired, developed, and stabilized prior to March 31, 2007, and held on March 31, 2008, which consisted of 32,342 apartment homes) provided 68% of our property net operating income for the quarter ended March 31, 2008.

For the first quarter of 2008, same community property net operating income increased 7.7% or $5.3 million compared to the same period in 2007. The increase in property net operating income was primarily attributable to a 5.0% or $5.1 million increase in revenues from rental and other income and a 0.5% or $0.2 million decrease in operating expenses. The increase in revenues from rental and other income was primarily driven by a 2.1% or $2.2 million increase in rental rates, a 78.7% or $1.4 million decrease in rental concessions, an 11.6% or $0.7 million decrease in vacancy loss, and an 8.4% or $0.6 million increase in reimbursement income and fee income. Physical occupancy increased 0.6% to 94.6%.

The decrease in property operating expenses was primarily driven by a 72.5% or $1.2 million decrease in insurance expense that was offset by a 4.2% or $0.4 million increase in real estate taxes, a 4.3% or $0.4 million increase in personnel costs, and a 3.8% or $0.2 million increase in repair and maintenance expense.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 68.6% as compared to 66.9% in the prior year.

Non-Mature Communities

The remaining 32% or $35.1 million of our property net operating income during the quarter ended March 31, 2008, was generated from communities that we classify as “non-mature communities.” UDR’s non-mature communities consist primarily of sold properties, properties classified as real estate held for disposition, communities acquired or developed in 2007 and 2008, redevelopment properties, and condominium properties.

The largest component of our non-mature portfolio is represented by our sold properties. For the quarter ended March 31, 2008, these communities provided $24.0 million of property net operating income.

Real Estate Depreciation and Amortization

For the three months ended March 31, 2008, real estate depreciation and amortization on both continuing and discontinued operations decreased 17.9% or $11.7 million compared to the same period in 2007, primarily due to ceasing depreciation on properties classified as held for sale. Real estate depreciation and amortization from continuing operations increased $8.0 million or 17.9% as compared to the same period in 2007 primarily due to the increase in per home acquisition cost compared to the existing portfolio and other capital expenditures.

Interest Expense

For the quarter ended March 31, 2008, interest expense on both continuing and discontinued operations decreased 13.2% or $5.8 million compared to the same period in 2007. This decrease is primarily due to a $5.1 million gain recognized upon the redemption of medium term notes with a notional amount of $67.4 million for $62.3 million during the three months ended March 31, 2008.

The weighted average interest rate decreased from 5.3% in 2007 to 5.1% in 2008. The decrease in the weighted average interest rate during 2008 reflects short-term bank borrowings and variable rate debt that had lower interest rates in 2008 when compared to the same period in 2007.

General and Administrative

For the three months ended March 31, 2008, general and administrative expenses decreased $0.1 million or 1.2% compared to the same period in 2007. The slight decrease was due to a number of factors, none of which were significant.

Gains on the Sales of Depreciable Property

For the three months ended March 31, 2008, we recognized after-tax gains for financial reporting purposes of $767.1 million compared to $37.1 million for the comparable period in 2007. Changes in the level of gains recognized from period to period reflect the changing level of our divestiture activity from period to period, as well as the extent of gains related to specific properties sold.

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

Off-Balance Sheet Arrangements

UDR has entered into four contracts to purchase apartment communities upon completion of their development. Provided that the developer meets certain conditions, UDR will purchase these communities for an aggregate of approximately $166 million. These apartment communities are expected to be completed at various times between the third quarter of 2008 and the third quarter of 2010.

Other than the purchase contracts listed above, we do not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes associated with our unsecured credit facility and other variable rate debt as well as refinancing risk on our fixed rate debt. UDR’s involvement with derivative financial instruments is limited and we do not expect to use them for trading or other speculative purposes. UDR uses derivative instruments solely to manage its exposure to interest rates.

See our Annual Report on Form 10-K for the year ended December 31, 2007 “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of March 31 2008, our market risk has not changed materially from the amounts reported on our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.	CONTROLS AND PROCEDURES

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. In addition, our Chief Executive Officer and our Chief Financial Officer concluded that during the quarter ended March 31, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities.  We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of March 31, 2008, we had approximately $225.7 million of variable rate indebtedness outstanding, which constitutes approximately 7% of our total outstanding indebtedness as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of our common and preferred stock and debt securities.

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

Repurchase of Equity Securities

In February 2006, our Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. As reflected in the table below, 4,386,500 shares of common stock were repurchased under these programs during the quarter ended March 31, 2008.

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as	that May Yet
	Total Number	Average	Part of Publicly	be Purchased
	of Shares	Price	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

Beginning Balance	3,114,500	$25.02	3,114,500	6,885,500	(1)
January 1, 2008 through January 31, 2008	—	—	—	21,885,500	(2)
February 1, 2008 through February 29, 2008	1,100,000	22.52	1,100,000	20,785,500
March 1, 2008 through March 31, 2008	3,286,500	23.60	3,286,500	17,499,000

Balance as of March 31, 2008	7,501,000	$24.03	7,501,000	17,499,000

UDR repurchased an additional 955,800 shares during April 2008 at an average price of $24.32 per share.

(1)	This number reflects the number of shares that were available for purchase under our 10 million share repurchase program on December 31, 2007.

(2)	This number reflects the number of shares that were available for purchase under our 10 million and 15 million share repurchase programs on January 31, 2008.

Item 6.	EXHIBITS

The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc. (registrant)

Date: May 12, 2008	/s/ Michael A. Ernst
Michael A. Ernst
Executive Vice President and Chief Financial Officer

Date: May 12, 2008	/s/ David L. Messenger
David L. Messenger
Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
No.		Description

2.1		Agreement of Purchase and Sale dated January 23, 2008, by and between the Company, DRA Fund VI LLC and the other signatories thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 23, 2008 and filed with the SEC on January 29, 2008 (Commission File No. 1-10524)).
2.2		First Amendment to Agreement of Purchase and Sale by and between the Company, DRA Fund VI LLC and the other signatories thereto (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K/A dated March 3, 2008 and filed with the SEC on May 2, 2008 (Commission File No. 1-10524)).
10	.1*	Letter Agreement between the Company and Warren L. Troupe (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 22, 2008 and filed with the SEC on February 27, 2008 (Commission File No. 1-10524)).
10	.2*	Indemnification Agreement between the Company and Warren L. Troupe (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 22, 2008 and filed with the SEC on February 27, 2008 (Commission File No. 1-10524)).
12		Computation of Ratio of Earnings to Fixed Charges.
31.1		Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2		Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1		Section 1350 Certification of the Chief Executive Officer.
32.2		Section 1350 Certification of the Chief Financial Officer.

*	Management contracts and compensatory plans or arrangements.