Form 10-Q
period 2008-06-30
UDR, Inc.
filed 2008-08-11
CIK 74208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of August 1, 2008, was 128,031,119.

UDR, Inc.

Item 1. FINANCIAL STATEMENTS
UDR, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Real estate owned:
Real estate held for investment	$4,977,957	$4,129,460
Less: accumulated depreciation	(935,369)	(821,991)

	4,042,588	3,307,469

Real estate under development (net of accumulated depreciation of $511 and $963)	327,564	343,768
Real estate held for disposition (net of accumulated depreciation of $12,876 and $548,805)	45,019	929,545

Total real estate owned, net of accumulated depreciation	4,415,171	4,580,782
Cash and cash equivalents	1,412	3,219
Restricted cash	8,515	6,295
Deferred financing costs, net	32,308	34,136
Notes receivable	224,776	12,655
Investment in unconsolidated joint ventures	48,177	48,264
Funds held in escrow from IRC Section 1031 exchanges pending the acquisition of real estate	231,795	56,217
Other assets	71,812	54,636
Other assets — real estate held for disposition	2,180	4,917

Total assets	$5,036,146	$4,801,121

LIABILITIES AND STOCKHOLDERS’ EQUITY

Secured debt	$1,206,817	$910,611
Secured debt — real estate held for disposition	—	227,325
Unsecured debt	2,012,727	2,364,740
Real estate taxes payable	16,246	8,808
Accrued interest payable	23,736	27,999
Security deposits and prepaid rent	28,270	21,897
Distributions payable	47,548	49,152
Deferred gains on the sale of depreciable property	28,814	28,690
Accounts payable, accrued expenses, and other liabilities	36,928	51,989
Other liabilities — real estate held for disposition	2,147	28,468

Total liabilities	3,403,233	3,719,679

Minority interests	103,656	62,049

Stockholders’ equity
Preferred stock, no par value; 50,000,000 shares authorized 2,803,812 shares of 8.00% Series E Cumulative Convertible issued and outstanding (2,803,812 shares at December 31, 2007)	46,571	46,571
5,400,000 shares of 6.75% Series G Cumulative Redeemable issued and outstanding (5,400,000 shares at December 31, 2007)	135,000	135,000
Common stock, $0.01 par value; 250,000,000 shares authorized 128,320,888 shares issued and outstanding (133,317,706 shares at December 31, 2007)	1,283	1,333
Additional paid-in capital	1,494,239	1,620,541
Distributions in excess of net income	(148,608)	(783,238)
Accumulated other comprehensive income/(loss), net	772	(814)

Total stockholders’ equity	1,529,257	1,019,393

Total liabilities and stockholders’ equity	$5,036,146	$4,801,121

See accompanying notes to consolidated financial statements.

UDR, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUES
Rental income	$138,834	$123,689	$264,399	$245,095
Non-property income:
Other income	9,324	3,546	14,842	8,558

Total revenues	148,158	127,235	279,241	253,653

EXPENSES
Rental expenses:
Real estate taxes and insurance	15,785	15,139	29,284	29,623
Personnel	11,890	10,441	23,532	21,558
Utilities	6,705	5,296	13,684	12,314
Repair and maintenance	7,363	6,590	14,059	13,124
Administrative and marketing	3,279	3,265	6,517	6,315
Property management	3,818	3,401	7,271	6,740
Other operating expenses	1,020	314	2,024	625
Real estate depreciation and amortization	62,507	47,730	114,942	92,200
Interest (net of gains on debt extinguishment of $1.2 million, $0, $6.3 million and $0, respectively)	36,706	38,230	72,497	77,956
General and administrative	9,931	9,670	19,700	19,562
Other depreciation and amortization	944	802	1,873	1,524

	159,948	140,878	305,383	281,541

Loss before minority interests and discontinued operations	(11,790)	(13,643)	(26,142)	(27,888)
Minority interests of outside partnerships	(38)	(37)	(97)	(67)
Minority interests of unitholders in operating partnerships	468	1,103	1,594	2,137

Loss before discontinued operations, net of minority interests	(11,360)	(12,577)	(24,645)	(25,818)
Income from discontinued operations, net of minority interests	12,225	19,273	750,769	64,347

Net income	865	6,696	726,124	38,529
Distributions to preferred stockholders — Series B	—	(1,908)	—	(4,819)
Distributions to preferred stockholders — Series E (Convertible)	(931)	(931)	(1,862)	(1,862)
Distributions to preferred stockholders — Series G	(2,278)	(785)	(4,556)	(785)
Premium on preferred stock repurchases	—	(2,261)	—	(2,261)

Net (loss)/income available to common stockholders	$(2,344)	$811	$719,706	$28,802

(Loss)/earnings per weighted average common share — basic and diluted:
Loss from continuing operations available to common stockholders, net of minority interests	$(0.12)	$(0.13)	$(0.24)	$(0.27)
Income from discontinued operations, net of minority interests	$0.10	$0.14	$5.80	$0.48
Net (loss)/income available to common stockholders	$(0.02)	$0.01	$5.56	$0.21

Common distributions declared per share	$0.3300	$0.3300	$0.6600	$0.6600

Weighted average number of common shares outstanding — basic	127,436	134,727	129,550	134,620
Weighted average number of common shares outstanding — diluted	127,436	134,727	129,550	134,620
See accompanying notes to consolidated financial statements.

UDR, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)
(Unaudited)

Six Months Ended June 30,	2008	2007

Operating Activities
Net income	$726,124	$38,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,815	130,264
Net gains on the sale of depreciable property	(780,212)	(50,452)
Net gains on the sale of land	(183)	—
Minority interests	49,256	1,764
Amortization of deferred financing costs and other	4,763	3,711
Amortization of deferred compensation	3,534	—
(Refunds)/prepayments on income taxes	(4,170)	4,441
Changes in operating assets and liabilities:
Decrease in operating assets	2,660	3,194
Decrease in operating liabilities	(37,226)	(13,512)

Net cash provided by operating activities	81,361	117,939

Investing Activities
Proceeds from sales of real estate investments, net	1,474,484	125,171
Repayment of note receivable	—	4,000
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	(642,046)	(123,568)
Development of real estate assets	(58,640)	(42,826)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(69,608)	(104,214)
Capital expenditures — non-real estate assets	(8,938)	(2,407)
Investment in unconsolidated joint venture	87	(3,280)
Purchase deposits on pending real estate acquisitions	(5,978)	(3,052)
Issuance of notes receivable	(12,121)	—
Increase in funds held in escrow from IRC Section 1031 exchanges pending the acquisition of real estate	(175,578)	(25,780)

Net cash provided by/(used in) investing activities	501,662	(175,956)

Financing Activities
Payments on secured debt	(74,050)	(45,666)
Proceeds from the issuance of unsecured debt	240,000	150,000
Proceeds from the issuance of secured debt	74,204	66,948
Payments on unsecured debt	(302,413)	(92,255)
Net (repayment)/proceeds of revolving bank debt	(289,600)	121,700
Payment of financing costs	(2,338)	(5,142)
Proceeds from the issuance of common stock	717	918
Proceeds from the issuance of Series G preferred stock	—	135,000
Payment of preferred stock issuance costs	—	(4,252)
(Repayment)/proceeds from the investment of performance based programs, net	(745)	87
Distributions paid to minority interests	(5,993)	(6,308)
Distributions paid to preferred stockholders	(6,418)	(7,653)
Distributions paid to common stockholders	(86,680)	(87,027)
Repurchase of common stock	(131,514)	(32,148)
Redemption of Series B preferred stock	—	(135,400)

Net cash (used in)/provided by financing activities	(584,830)	58,802

Net (decrease)/increase in cash and cash equivalents	(1,807)	785
Cash and cash equivalents, beginning of period	3,219	2,143

Cash and cash equivalents, end of period	$1,412	$2,928

Supplemental Information:
Interest paid during the period	$84,772	$97,869
Non-cash transactions:
Conversion of operating partnership minority interests to common stock (99,241 shares in 2008 and 510,264 shares in 2007)	1,327	8,572
Issuance of restricted stock awards	4,736	2
Issuance of note receivable upon the disposition of real estate	200,000	—
Secured debt assumed with the acquisition of properties, net of fair value adjustment	68,728	72,680
See accompanying notes to consolidated financial statements.

UDR, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share data)
(Unaudited)

							Accumulated
						Distributions in	Other
	Preferred Stock		Common Stock		Paid-in	Excess of	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Net Income	Income/(Loss)	Total

Balance, December 31, 2007	8,203,812	$181,571	133,317,706	$1,333	$1,620,541	$(783,238)	$(814)	$1,019,393

Comprehensive Income
Net income	—	—	—	—	—	726,124	—	726,124
Other comprehensive income:
Unrealized income on derivative financial instruments	—	—	—	—	—	—	1,586	1,586

Comprehensive income	—	—	—	—	—	726,124	1,586	727,710

Issuance of common and restricted shares	—	—	503,641	5	3,830	—	—	3,835
Purchase of common shares	—	—	(5,599,700)	(56)	(131,458)	—	—	(131,514)
Adjustment for conversion of minority interests of unitholders in operating partnerships	—	—	99,241	1	1,326	—	—	1,327
Common stock distributions declared ($0.6600 per share)	—	—	—	—	—	(85,076)	—	(85,076)
Preferred stock distributions declared-Series E ($0.6600 per share)	—	—	—	—	—	(1,862)	—	(1,862)
Preferred stock distributions declared-Series G ($0.8437 per share)	—	—	—	—	—	(4,556)	—	(4,556)

Balance, June 30, 2008	8,203,812	$181,571	128,320,888	$1,283	$1,494,239	$(148,608)	$772	$1,529,257

See accompanying notes to consolidated financial statements.

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)
1. CONSOLIDATION, BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Consolidation and Basis of Presentation
UDR, Inc., collectively with our consolidated subsidiaries (“we”, “our”, ”us”, ”the Company” or “UDR”) is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities nationwide. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership”), and Heritage Communities L.P. (the “Heritage OP”) . As of June 30, 2008, there were 166,163,186 units in the Operating Partnership outstanding, of which 157,605,718 units or 95% were owned by UDR and 8,557,468 units or 5% were owned by limited partners. As of June 30, 2008, there were 5,542,200 units in the Heritage OP outstanding, of which 5,228,898 units or 94% were owned by UDR and 313,302 units or 6% were owned by limited partners. The consolidated financial statements of UDR include the minority interests of the unitholders in the Operating Partnership and the Heritage OP.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of June 30, 2008, and results of operations for the three and six months ended June 30, 2008 and 2007 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes appearing in UDR’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 26, 2008.
The accompanying interim unaudited consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the interim unaudited financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to the current financial statement presentation.
Accounting Policies
Income Taxes
Due to the structure of the Company as a REIT and the nature of the operations for the operating properties, no provision for federal income taxes has been provided for at UDR. Historically, the Company has generally incurred only state and local income, excise and franchise taxes. UDR elected for certain consolidated subsidiaries to be treated as Taxable REIT Subsidiaries (“TRS”) relating to the Company’s developer, RE3 and condominium conversion activities.
Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date.

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)
The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and timing of expense recognition for certain accrued liabilities. As of June 30, 2008, UDR has recorded a current and deferred tax asset of approximately $13.2 million and recorded income tax benefit, which is reflected in other income on the Company’s interim unaudited Consolidated Statements of Operations of $3.6 million and $4.9 million, respectively for the three and six months ended June 30, 2008.
UDR adopted the Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.
The Company recognizes our tax positions and evaluates them using a two-step process. First, we determine whether a tax position is more likely than not (greater than 50 percent probability) to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Then the Company will determine the amount of benefit to recognize and record the amount of the benefit that is more likely than not to be realized upon ultimate settlement.
As a result of the implementation of FIN 48, UDR recognized no material adjustments to liabilities related to unrecognized income tax benefits. At the adoption date, UDR’s TRS had $538,000 of net unrecognized tax benefits, which would favorably impact our effective tax rate if recognized. During the three months ended June 30, 2008, due to the Company no longer meeting the measurement criteria the liability was reversed. As such, UDR had no unrecognized tax benefits, accrued interest or penalties. UDR and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years 2004 – 2007 remain open to examination by the major taxing jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in income tax expense.
Real Estate Sales
The Company accounts for sales of real estate in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”). For sales transactions meeting the requirements for full accrual profit recognition, such as the Company no longer having continuing involvement in the property, we remove the related assets and liabilities from our consolidated balance sheet and record the gain or loss in the period the transaction closes. For sales transactions that do not meet the full accrual sale criteria due to our continuing involvement, we evaluate the nature of the continuing involvement and account for the transaction under an alternate method of accounting.
Sales of real estate to entities in which we retain or otherwise own an interest are accounted for as partial sales. If all other requirements for recognizing profit under the full accrual method have been satisfied and no other forms of continuing involvement are present, we recognize profit proportionate to the outside interest in the buyer and will defer the gain on the interest we retain. The Company will recognize any deferred gain when the property is then sold to a third party. In transactions accounted by us as partial sales, we determine if the buyer of the majority equity interest in the venture was provided a preference as to cash flows in either an operating or a capital waterfall. If a cash flow preference has been provided, we recognize profit only to the extent that proceeds from the sale of the majority equity interest exceed costs related to the entire property.

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), that became effective for our fiscal year beginning January 1, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurement.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), that delays the effective date of SFAS 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis.  The adoption of SFAS 157 for financial assets and liabilities, as of January 1, 2008, did not have a material impact on our financial position or operations.  Fair value measurements identified in FSP 157-2 will be effective for our fiscal year beginning January 1, 2009.  We are currently assessing the impact of FSP 157-2 for nonfinancial assets and liabilities on our consolidated financial position and results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), that became effective for our fiscal year beginning January 1, 2008. SFAS 159 allows an entity to elect to measure certain financial instruments at fair value. If this irrevocable election is made, an entity may apply SFAS 159 on an instrument by instrument basis with a few exceptions and report any change in the fair value of the instrument in earnings. The Company opted to not adopt SFAS 159.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires enhanced disclosures related to derivatives and hedging activities.  SFAS 161 will require disclosures relating to: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 must be applied prospectively and will be effective for our fiscal year beginning January 1, 2009, although early adoption is allowed.  We are currently assessing what impact the adoption of SFAS 161 will have on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination, recognizing assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We are currently assessing what impact the adoption of SFAS 141R will have on our consolidated financial position and results of operations.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements” to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the non-controlling interest with disclosure of both amounts on the consolidated statement of operations. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently assessing what impact the adoption of SFAS 160 will have on our consolidated financial position and results of operations.

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)
In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (“APB 14-1”). APB 14-1 requires entities that issued certain convertible debt instruments that may be settled or partially settled in cash on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the entity’s nonconvertible debt borrowing rate. APB 14-1 requires that an entity determine the estimated fair value of a similar debt instrument as of the date of the issuance without the conversion feature but inclusive of any other embedded features such as puts and calls and assign that value to the debt component of the instrument, which would result in a discount being recorded. The debt would subsequently be accreted to its par value over its expected life using the market rate at the date of issuance. The residual value between the initial proceeds and the value allocated to the debt would be reflected in equity as additional paid in capital. APB 14-1 is effective for fiscal years beginning after December 15, 2008 and would be applied retrospectively to both new and existing convertible instruments. We are currently assessing what impact the adoption of APB 14-1 will have on our financial position and results of operations.
2. REAL ESTATE
Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development and properties deemed as held for sale. As of June 30, 2008, the Company owned and consolidated 156 communities in 10 states plus the District of Columbia totaling 43,045 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of June 30, 2008 and December 31, 2007 (dollar amounts in thousands):

	June 30, 2008	December 31, 2007

Land	$1,337,238	$1,129,730
Depreciable property — held for investment
Building and improvements	3,446,316	2,830,894
Furniture, fixtures and equipment	194,403	168,836
Under development
Land	193,796	227,357
Construction in progress	134,279	117,374
Held for disposition
Land	14,576	249,130
Building and improvements	40,227	1,094,908
Furniture, fixtures and equipment	3,092	134,312

Real estate owned	$5,363,927	$5,952,541
Accumulated depreciation	(948,756)	(1,371,759)

Real estate owned, net	$4,415,171	$4,580,782

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)
The following table summarizes the Company’s real estate community acquisitions for the six months ended June 30, 2008 (dollar amounts in thousands):

			Purchase
Market	Acquisition Date	Units	Price (a)

Orlando, FL	January 2008	371	$50,132
Baltimore, MD	March 2008	264	57,690
Metro D.C.	March 2008	241	85,000
San Francisco, CA	March 2008	193	115,000
Metro D.C.	March 2008	606	138,378	(b)
Dallas, TX	March 2008	1,043	118,500
Orange County, CA	May 2008	296	87,320
Seattle, WA	May 2008	220	38,000

		3,234	$690,020

(a)	The purchase price is the contractual amount paid by UDR to the seller and does not include any costs that the Company incurred as a result of the acquisition of the property.

(b)	The purchase price does not include the $5.9 million allocated to the commercial space acquired in the transaction.
The purchase prices of certain recent acquisitions were allocated to land; buildings and improvements; furniture, fixtures and equipment; and intangible assets based on preliminary estimates and are subject to change as we obtain more complete information.
The Company continues to reinvest proceeds from dispositions (see Note 3 – Discontinued Operations). As of June 30, 2008, the Company had entered into binding agreements for the following real estate assets (dollar amounts in thousands):

	Number of		Purchase
	Properties/Parcels	Units	Price

Operating properties	2	485	$159,472

3. DISCONTINUED OPERATIONS
Discontinued operations represent properties that UDR has either sold or which management believes meets the criteria to be classified as held for sale. In order to be classified as discontinued operations, a property’s operations and cash flows have or will be divested to a third party by the Company whereby UDR will not have any significant continuing involvement in the ownership or operation of the property after the sale or disposition. The results of operations of the property are presented as discontinued operations for all periods presented and do not impact the net earnings reported by the Company. Once a property is deemed as held for sale, depreciation is no longer recorded. However, if the Company determines that the property no longer meets the criteria of held for sale the Company will recapture any unrecorded depreciation for the property. The assets and liabilities of properties deemed as held for sale are presented separately on the Consolidated Balance Sheets. Properties deemed as held for sale are reported at the lower of their carrying amount or their estimated fair value less the costs to sell the assets.

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)
For the six months ended June 30, 2008, UDR sold 85 communities, one parcel of land, and 42 condominiums from two communities with a total of 640 condominiums. UDR recognized after-tax gains for financial reporting purposes of $780.4 million on these sales. At June 30, 2008, UDR had one community with a total of 144 apartment homes and a net book value of $4.7 million, a commercial property with a net book value of $1.7 million, and two communities with a total of 537 condominiums and a net book value of $38.6 million included in real estate held for disposition. For the six months ended June 30, 2007, UDR sold three communities and 22 condominiums from one community with a total of 320 condominiums, and one parcel of land. We recognized after-tax gains for financial reporting purposes of $43.2 million on these sales. The results of operations for these properties are classified on the Consolidated Statements of Operations in the line item titled “Income from discontinued operations, net of minority interests” for the three and six months ended June 30, 2008 and 2007.
In conjunction with the sale of the 85 properties during 2008, UDR received a note in the amount of $200 million. The note matures on March 31, 2014, may be pre-paid fourteen months from the date of the note, bears interest at a fixed rate of 7.5% per annum and is secured by a pledge and security agreement and a guarantee from the buyer’s parent company.
UDR has elected TRS status for certain of its corporate subsidiaries, primarily those engaged in condominium conversion and development activities. For the three months ended June 30, 2008 and 2007, UDR recognized an income tax benefit of $3.7 million and a tax provision of $60,000 respectively and a tax benefit of $5.1 million and $4.2 million for the six months ended June 30, 2008 and 2007, respectively. Of the balance, UDR allocated an income tax benefit of $35,000 and an income tax provision of $3.5 million, respectively for the three months ended June 30, 2008 and 2007 and an income tax benefit of $161,000 and an income tax provision of $3.6 million for the six months ended June 30, 2008 and 2007, respectively to discontinued operations.

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)
The income attributable to discontinued operations is summarized as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Rental income	$1,707	$61,835	$41,713	$123,881
Non-property income	—	—	183	—

	1,707	61,835	41,896	123,881

Rental expenses	1,614	24,647	16,817	49,964
Property management fee	47	1,701	1,147	3,406
Real estate depreciation	—	16,587	—	36,277
Interest	37	4,528	2,616	8,996
Other expenses	6	133	6	265

	1,704	47,596	20,586	98,908
Income before net gain on the sale of depreciable property and minority interests	3	14,239	21,310	24,973
Net gain on the sale of depreciable property, excluding RE3	13,027	2,762	780,989	39,819
RE3 gain/(loss) on sale of real estate, net of tax	39	3,376	(777)	3,389

Income before minority interests	13,069	20,377	801,522	68,181
Minority interests on income from discontinued operations	(844)	(1,104)	(50,753)	(3,834)

Income from discontinued operations, net of minority interests	$12,225	$19,273	$750,769	$64,347

4. JOINT VENTURES
UDR has entered into joint ventures with unrelated third parties for real estate assets that are either consolidated and included in real estate owned on our Consolidated Balance Sheets or are accounted for under the equity method of accounting, which are not consolidated and included in investment in unconsolidated joint ventures on our Consolidated Balance Sheets. The Company will consolidate an entity in which we own less than 100% but control the joint venture as well as any variable interest entity where we are the primary beneficiary. In addition, the Company will consolidate any joint venture in which we are the general partner or managing member and the third party does not have the ability to substantively participate in the decision making process nor do they have the ability to remove us as general partner or managing member, respectively without cause.
Consolidated Development Joint Venture
In June 2006, we completed the formation of a development joint venture that will invest approximately $138 million to develop one apartment community with 298 apartment homes in Marina del Rey, California. UDR is the financial partner and is responsible for funding the costs of development, which will result in the Company receiving a preferred return ranging from 7% to 8.5% depending on the operating results of the joint venture before our partner receives a 50% participation in the returns of the entity. Our initial investment was $27 million with the project currently expected to be completed in the third quarter of 2008. Our investment in the joint venture as of June 30, 2008 was $27.6 million with the consolidated joint venture having incurred $136.5 million of costs.

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)
Unconsolidated Joint Ventures
The Company recognizes earnings or losses from our investments in unconsolidated joint ventures consisting of our proportionate share of the net earnings or loss of the joint venture. In addition, we earn fees for providing management and development services to the unconsolidated joint ventures. As of June 30, 2008, UDR had investments in the following unconsolidated development joint ventures which are accounted for under the equity method of accounting:
UDR is a partner in a joint venture to develop a site in Bellevue, Washington. At closing, we owned 49% of the project that involves building a 430 home high rise apartment building with ground floor retail. Our initial investment was $5.7 million. The project is currently expected to be completed in the fourth quarter of 2010. Our investment at June 30, 2008 and December 31, 2007 was $9.8 million and $8.1 million, respectively.
UDR is a partner in a joint venture which will develop 274 apartment homes in the central business district of Bellevue, Washington. Construction began in the fourth quarter of 2006 and is scheduled for completion in the second quarter of 2009. At closing, we owned 49% of the project. Our initial investment was $10.0 million. Our investment at June 30, 2008 and December 31, 2007 was $9.0 million and $8.9 million, respectively.
In January 2007, UDR and an unaffiliated third party formed a joint venture which owns and operates a recently completed 23-story, 166 apartment home high rise community in the central business district of Bellevue, Washington. At closing, UDR owned 49% of the project (subject to a $34 million mortgage). Our initial investment was $11.8 million. Our investment at June 30, 2008 and December 31, 2007 was $10.8 million and $11.2 million, respectively.
In November 2007, UDR and an unaffiliated third party formed a joint venture which owns and operates various properties located in Texas. On the closing date, UDR sold nine operating properties, consisting of 3,690 units, and contributed one property under development to the joint venture. The property under development will have 302 units and is expected to be completed in the third quarter of 2008. UDR contributed cash and property equal to 20% of the fair value of the properties. The unaffiliated member contributed cash equal to 80% of the fair value of the properties comprising the venture, which was then used to purchase the nine operating properties from UDR. Our initial investment was $20.4 million. Our investment at June 30, 2008 and December 31, 2007 was $18.6 million and $20.1 million, respectively. In addition, at June 30, 2008 UDR had a note receivable of $17.8 million from the joint venture which is included in “Notes receivable” on the Consolidated Balance Sheet.
The operating results of the properties sold to the Texas joint venture are included as a component of continuing operations on the Consolidated Statement of Operations as UDR will continue to recognize significant cash flows from the disposed properties via management fees over the term of the joint venture.

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)
Summarized financial information relating to 100% of all the unconsolidated joint ventures entity’s operations and not just our proportionate share is presented below (dollars in thousands).

	2008	2007

For the three months ended June 30th:
Revenues	$10,588	$894
Net loss	$(4,521)	$(797)
For the six months ended June 30th:
Revenues	$20,905	$1,783
Net loss	$(8,087)	$(570)
As of June 30, 2008 and December 31, 2007:
Real estate	$497,157	$476,476
Total assets	$509,806	$484,217
Amount due to UDR	$758	$2,662
Third party debt	$350,847	$324,193
Total liabilities	$361,940	$329,053
Equity	$147,866	$155,164
As of June 30, 2008, the Company had deferred profit from the sale of properties of $28.8 million, which the Company will not recognize until the underlying property is sold to a third party. For the three and six months ended June 30, 2008, the Company reported a loss from unconsolidated entities of $1.0 million and $1.4 million, respectively due in large part to depreciation.
5. SECURED DEBT
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. Secured debt on continuing and discontinued operations, which encumbers $1.8 billion or 34% of UDR’s real estate owned based upon book value ($3.5 billion or 66% of UDR’s real estate owned is unencumbered) consists of the following as of June 30, 2008 (dollars in thousands):

			Weighted	Weighted	Number of
	Principal Outstanding		Average	Average	Communities
	June 30,	December 31,	Interest Rate	Years to Maturity	Encumbered
	2008	2007	2008	2008	2008
Fixed Rate Debt
Mortgage notes payable	$364,098	$324,059	5.51%	4.1	17
Tax-exempt secured notes payable	13,325	18,230	5.30%	22.7	1
Fannie Mae credit facilities	581,917	583,071	5.94%	5.0	26

Total fixed rate secured debt	959,340	925,360	5.77%	5.0	44

Variable Rate Debt
Mortgage notes payable	142,964	124,023	3.14%	2.3	3
Tax-exempt secured note payable	—	7,770	n/a	n/a	n/a
Fannie Mae credit facilities	104,513	80,783	2.89%	6.8	5

Total variable rate secured debt	247,477	212,576	3.03%	4.3	8

Total secured debt	$1,206,817	$1,137,936	5.21%	4.8	52

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)
Approximate principal payments due during each of the next five calendar years and thereafter, as of June 30, 2008, are as follows (dollars in thousands):

			Total
	Fixed Rate	Variable Rate	Secured
Year	Maturities	Maturities	Maturities

2008	$3,098	$—	$3,098
2009	35,740	105,549	141,289
2010	223,085	—	223,085
2011	111,734	39,513	151,247
2012	234,731	—	234,731
Thereafter	350,952	102,415	453,367

	$959,340	$247,477	$1,206,817

The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair market adjustment was an asset of $750,000 and a liability of $1.6 million at June 30, 2008 and December 31, 2007, respectively.
6. UNSECURED DEBT
A summary of unsecured debt as of June 30, 2008 and December 31, 2007 is as follows (dollars in thousands):

	June 30,	December 31,
	2008	2007
Commercial Banks
Borrowings outstanding under an unsecured credit facility due July 2012 (a)	$19,900	$309,500
Borrowings outstanding under an unsecured term loan due February 2010 (b)	240,000	—
Senior Unsecured Notes — Other
4.50% Medium-Term Notes due March 2008	—	200,000
8.50% Monthly Income Notes due November 2008	29,081	29,081
4.25% Medium-Term Notes due January 2009	50,000	50,000
6.50% Notes due June 2009	200,000	200,000
3.90% Medium-Term Notes due March 2010	50,000	50,000
3.625% Convertible Senior Notes due September 2011(c)	250,000	250,000
5.00% Medium-Term Notes due January 2012	100,000	100,000
6.05% Medium-Term Notes due June 2013	125,000	125,000
5.13% Medium-Term Notes due January 2014(d)	184,000	200,000
5.50% Medium-Term Notes due April 2014(d)	128,500	150,000
5.25% Medium-Term Notes due January 2015(d)	201,880	250,000
5.25% Medium-Term Notes due January 2016(d)	83,260	100,000
8.50% Debentures due September 2024	54,118	54,118
4.00% Convertible Senior Notes due December 2035(e)	250,000	250,000
Other	153	158

	1,705,992	2,008,357

Unsecured Notes — Other
ABAG Tax-Exempt Bonds due August 2008	46,700	46,700

Unsecured Notes — Premiums & Discount
Premium on $50 million Medium-Term Notes due March 2010	267	344
Premium on $250 million Medium-Term Notes due January 2015(d)	265	343
Discount on $150 million Medium-Term Notes due April 2014(d)	(397)	(504)

	135	183

Total Unsecured Debt	$2,012,727	$2,364,740

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

(a)	UDR has a $600 million unsecured revolving credit facility that matures on July 26, 2012. The terms of the $600 million credit facility provide that UDR has the right to increase the credit facility to $750 million under certain circumstances. Based on UDR’s current credit ratings, the $600 million credit facility carries an interest rate equal to LIBOR plus a spread of 47.5 basis points. Under a competitive bid feature and for so long as UDR maintains an Investment Grade Rating, UDR has the right to bid out 50% of the commitment amount under the $600 million credit facility and can bid out 100% of the commitment amount once per quarter.

(b)	During the six months ended June 30, 2008, UDR borrowed $240 million in the form of a two-year unsecured term loan from a consortium of banks. As of June 30, 2008, UDR had one interest rate swap agreement associated with borrowings under the term loan with an aggregate notional value of $200 million under which UDR pays a fixed rate of interest and receives a variable rate of interest on the notional amount. The interest rate swap effectively changes UDR’s interest rate exposure on $200 million of these borrowings from a variable rate to a weighted average fixed rate of approximately 3.61%. The remaining $40 million has a variable interest rate, which was 3.31% at June 30, 2008 (see Note 8 – Financial Instruments).

(c)	At any time on or after July 15, 2011, prior to the close of business on the second business day prior to September 15, 2011, and also following the occurrence of certain events, the notes become convertible at the option of the holder. Upon conversion of the notes, UDR will deliver cash and common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 trading day observation period. The initial conversion rate for each $1,000 principal amount of notes is 26.6326 shares of our common stock, subject to adjustment under certain circumstances. In connection with the issuance of the 3.625% convertible senior notes, UDR entered into a capped call transaction with respect to its common stock. The convertible note and capped call transaction, both of which expire September 2011, must be net share settled. The maximum number of shares to be issued under the convertible notes is 6.7 million shares, subject to certain adjustment provisions. The capped call transaction combines a purchased call option with a strike price of $37.548 with a written call option with a strike price of $43.806. These transactions have no effect on the terms of the 3.625% convertible senior notes. However, through the entering of the capped call transaction, the Company effectively increased the initial conversion price to $43.806 per share, representing a 40% conversion premium. The net cost of $12.6 million of the capped call transaction was included in stockholders’ equity.

(d)	During the three and six months ended June 30, 2008, UDR redeemed medium term notes with a notional amount of $35.0 million and $102.4 million for $33.8 million and $96.1 million, respectively recognizing a gain of approximately $1.2 million and $6.3 million, respectively. This gain was recorded as a reduction to interest expense during the period.

(e)	Prior to December 15, 2030, upon the occurrence of specified events, the notes become convertible at the option of the holder into cash and, in certain circumstances, shares of UDR’s common stock at an initial conversion price of approximately 35.2988 shares per $1,000 principal amount of notes. On or after December 15, 2030, the notes will be convertible at any time prior to the second business day prior to maturity at the option of the holder into cash, and, in certain circumstances, shares of UDR’s common stock at the above initial conversion rate. The initial conversion rate is subject to adjustment in certain circumstances.

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)
If we were to settle the convertible notes in shares at the conversion rates specified above, UDR would be required to issue approximately 15.5 million shares to settle the principal component of the convertible notes. The Company believes that the conversion spread (the amount in excess of the principal balance of the convertible notes) will be settled in cash or, at UDR’s option in our common shares. If the conversion spread becomes dilutive to our earning per share, which occurs at $37.55 and $28.33, respectively for the convertible notes included in the above table, we will include the shares in our computation of diluted earnings per share.
Our debt instruments contain covenants that we were in compliance with at June 30, 2008.
7. (LOSS)/EARNINGS PER SHARE
Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed based upon common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents such as the non-vested restricted stock awards.
The following table sets forth the computation of basic and diluted earnings per share for the periods presented (dollars in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Numerator for (loss)/earnings per share — basic and diluted:
Net loss available to common stockholders	$(2,344)	$811	$719,706	$28,802

Denominator for (loss)/earnings per share — basic and diluted:
Weighted average common shares outstanding	128,674	135,604	130,670	135,491
Non-vested restricted stock awards	(1,238)	(877)	(1,120)	(871)

Denominator for basic and diluted (loss)/earnings per share	127,436	134,727	129,550	134,620

(Loss)/earnings per share — basic and diluted	$(0.02)	$0.01	$5.56	$0.21

The effect of the conversion of the operating partnership units, Out-Performance Partnership Shares, convertible preferred stock, and convertible debt, is not dilutive and is therefore not included in the above calculations as the Company reported a loss from continuing operations.
If the operating partnership units were converted to common stock, the additional weighted average common shares of common stock outstanding for the three and six months ended June 30, 2008 and 2007, would be 8,887,670 and 8,925,405 and 7,765,772 and 7,982,809, respectively.

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)
At June 30, 2008, if the measurement periods had ended on that date, no Series D or E Out-Performance Partnership Shares would have been issued had each Program terminated on that date. Accordingly, no additional operating partnership units would have been issued at that date nor are included in the diluted earnings per share calculation (see Note 11 – Commitments and Contingencies). The Series C Out-Performance Program expired during the quarter ended June 30, 2008, with no incremental operating partnership units issued.
If the Series A Out-Performance Partnership Shares were converted to common stock, the additional shares of common stock outstanding for the three and six months ended June 30, 2007 would be 1,627,769 and 1,627,894 weighted average common shares, respectively.
At June 30, 2007, if the measurement periods had ended on that date, no Series C, D or E Out-Performance Partnership Shares would have been issued if each Program terminated on that date. Accordingly, no additional operating partnership units, respectively, would have been issued had the measurement periods ended on that date.
8. FINANCIAL INSTRUMENTS
UDR accounts for its derivative instruments in accordance with SFAS No 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” At June 30, 2008, UDR’s derivative financial instruments include swap agreements on two of our unconsolidated development joint ventures in which UDR has a 49% interest as well as two interest rate swap agreements that are designated as cash flow hedges with variable interest rate features on UDR’s term loan and variable rate secured debt. These swaps are qualifying cash flow hedges for financial reporting purposes. For derivative instruments that qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings during the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.
The fair value of UDR’s derivative instrument is reported on the Consolidated Balance Sheet at its current fair value. Estimated fair values for interest rate swaps rely on prevailing market interest rates. The fair value amount should not be viewed in isolation, but rather in relation to the value of the underlying hedged transaction and investment and to the overall reduction in exposure to adverse fluctuations in interest rates. The interest rate swap agreement is designated with a portion of the principal balance and term of a specific debt obligation. The interest rate swap involves the periodic exchange of payments over the life of the related agreement. Amounts received or paid on the interest rate swap are recorded on an accrual basis as an adjustment to the related interest expense of the outstanding debt based on the accrual method of accounting. The related amounts payable to and receivable from counterparties are included in other liabilities and other assets, respectively.

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)
The following table presents the fair value of UDR’s derivative financial instrument outstanding, based on external market quotations, as of June 30, 2008 (dollars in thousands):

Notional	Strike	Type of	Effective	Contract	Fair
Amount	Rate	Contract	Date	Maturity	Value

Unsecured Debt — Term Loan
$200,000	2.76%	swap	3/03/08	02/01/10	$1,256
Secured Debt
$94,000	2.59%	swap	02/15/08	11/15/08	$19
During the three and six months ended June 30, 2008, UDR recognized $3.9 million and $1.6 million, respectively of unrealized gains on derivative financial instruments in other comprehensive income and no income/(loss) in net income related to the ineffective portion of the hedged instruments.
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

The Company’s derivative contract is the only asset or liability that is measured and recognized at fair value using the SFAS 157 hierarchy.  The derivative contract uses the Level 2 hierarchy and is recorded in Other Assets in the Consolidated Balance Sheet for $1.3 million as of June 30, 2008.
9. OTHER COMPREHENSIVE INCOME
Other comprehensive income consists of unrealized gains from derivative financial instruments on our unconsolidated development joint ventures in which UDR has a 49% interest as well as interest rate swap agreements that the Company designated as a cash flow hedge. The difference between net income and other comprehensive income reported by the Company is due to the change in fair value for these interest rate swaps being reflected in other comprehensive income. Total other comprehensive income for the three and six months ended June 30, 2008, was $3.9 million and $1.6 million, respectively. UDR had no derivative instruments outstanding during the six months ended June 30, 2007.

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)
10. STOCK BASED COMPENSATION
UDR accounts for stock based compensation in accordance with SFAS 123R, “Share Based Payment”, which the Company adopted on January 1, 2006, utilizing the modified prospective method. During the six months ended June 30, 2008 and 2007, we recognized $3.5 million and $3.3 million, respectively as stock based compensation expense, which is inclusive of awards granted to our outside directors. The amounts reported are net of $269,000 and $384,000 in 2008 and 2007, respectively that we capitalized due to our development activities.
11. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
UDR is committed to completing our unfunded real estate projects under development and our development joint ventures. The following summarizes the Company’s real estate commitments at June 30, 2008 (dollars in thousands):

	Number of	Costs Incurred	Expected Costs	Ownership
	Properties	to Date	to Complete	Stake

Wholly owned — under development	8	$191,613	$559,387	100%
Joint Ventures
Consolidated joint ventures	1	136,462	1,538	100%
Unconsolidated joint ventures	3	125,928	131,072	(a)

		$454,003	$691,997

(a)	see Note 4 – Joint Ventures.
UDR has entered into four contracts with third parties to purchase apartment communities upon completion of their development, which will be recorded at that time. Provided that the developers of the respective properties meet certain conditions, UDR will purchase these communities for an aggregate of approximately $166 million. These apartment communities are expected to be completed at various times between the third quarter of 2008 and the third quarter of 2010.
Contingencies
Series C Out-Performance Program
In May 2005, the stockholders of UDR approved a new Out-Performance Program and the first series of new Out-Performance Partnership Shares under the program are the Series C Out-Performance Units (the “Series C Program”) pursuant to which certain executive officers and other key employees of UDR (the “Series C Participants”) were given the opportunity to invest indirectly in UDR by purchasing interests in UDR Out-Performance III, LLC, a Delaware limited liability company (the “Series C LLC”), the only asset of which is a special class of partnership units of the Operating Partnership (“Series C Out-Performance Partnership Shares” or “Series C OPPSs”). The purchase price for the Series C OPPSs was determined by the Compensation Committee of UDR’s board of directors to be $750,000, assuming 100% participation, and was based upon the advice of an independent valuation expert. UDR’s performance for the Series C Program was measured over the 36-month period from June 1, 2005 to May 31, 2008.

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)
The Series C Program was designed to provide participants with the possibility of substantial returns on their investment if the cumulative total return on UDR’s common stock, as measured by the cumulative amount of dividends paid plus share price appreciation during the measurement period is at least the equivalent of a 36% total return, or 12% annualized (“Minimum Return”).
At the conclusion of the measurement period, if UDR’s cumulative total return satisfied these criteria, the Series C LLC as holder of the Series C OPPSs would receive (for the indirect benefit of the Series C Participants as holders of interests in the Series C LLC) distributions and allocations of income and loss from the Operating Partnership equal to the distributions and allocations that would be received on the number of OP Units obtained by:
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
For the Series C OPPSs, the number determined pursuant to (ii) above was capped at 1% of market capitalization.
If, on the valuation date, the cumulative total return of UDR’s common stock does not meet the Minimum Return, then the Series C Participants will forfeit their entire initial investment.
Based on the results through the end of the measurement period, May 31, 2008, no Series C OPPSs were issued under the program.
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
JUNE 30, 2008
(UNAUDITED)
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
Based on the results through June 30, 2008, no Series D OPPSs would have been issued had the Program terminated on that date. However, since the ultimate determination of Series D OPPSs to be issued will not occur until December 31, 2008, and the number of Series D OPPSs is determinable only upon future events, the financial statements do not reflect any impact for these events. Accordingly, the contingently issuable Series D OPPSs will only be included in basic earnings per share after the measurement period has ended and the applicable hurdle has been met. Furthermore, the Series D OPPSs will only be included in common stock and common stock equivalents in the calculation of diluted earnings per share after the hurdle has been met at the end of the reporting period (if any), assuming the measurement period ended at the end of the reporting period.
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
JUNE 30, 2008
(UNAUDITED)
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
Based on the results through June 30, 2008, no Series E OPPSs would have been issued had the Program terminated on that date. However, since the ultimate determination of Series E OPPSs to be issued will not occur until December 31, 2009, and the number of Series E OPPSs is determinable only upon future events, the financial statements do not reflect any impact for these events. Accordingly, the contingently issuable Series E OPPSs will only be included in basic earnings per share after the measurement period has ended and the applicable hurdle has been met. Furthermore, the Series E OPPSs will only be included in common stock and common stock equivalents in the calculation of diluted earnings per share after the hurdle has been met at the end of the reporting period (if any), assuming the measurement period ended at the end of the reporting period.
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

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)
UDR’s two reportable segments are same communities and non-mature/other communities:
•	Same communities represent those communities acquired, developed, and stabilized prior to June 30, 2007, and held as of June 30, 2008. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

•	Non-mature/other communities represent those communities that were acquired or developed in 2007 and 2008, sold properties, redevelopment properties, properties classified as real estate held for disposition, condominium conversion properties, joint venture properties, properties managed by third parties, and the non-apartment components of mixed use properties.
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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three and six months ended June 30, 2008 and 2007.

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)
Certain reclassifications have been made to prior year amounts to conform to current year presentation. These reclassifications primarily represent presentation changes related to discontinued operations as described in Note 3, “Income from Discontinued Operations.” The accounting policies applicable to the operating segments described above are the same as those described in Note 1, “Summary of Significant Accounting Policies,” in UDR’s Annual Report on Form 10-K for the year ended December 31, 2007. The following table details rental income and NOI for UDR’s reportable segments for the three and six months ended June 30, 2008 and 2007, and reconciles NOI to net income per the Consolidated Statement of Operations (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Reportable apartment home segment rental income
Same Communities
Western Region	$53,848	$50,413	$106,470	$99,692
Mid-Atlantic Region	25,360	24,502	50,540	48,406
Southeastern Region	26,558	26,565	53,274	52,805
Southwestern Region	4,612	4,293	9,139	8,590
Non-Mature communities/Other	30,163	79,751	86,689	159,483

Total segment and consolidated rental income	$140,541	$185,524	$306,112	$368,976

Reportable apartment home segment NOI
Same Communities
Western Region	$38,256	$34,933	$75,490	$68,595
Mid-Atlantic Region	17,850	16,971	35,288	33,382
Southeastern Region	17,203	16,739	34,372	33,359
Southwestern Region	3,074	2,706	6,037	5,428
Non-Mature communities/Other	17,522	48,797	51,032	95,314

Total segment and consolidated NOI	93,905	120,146	202,219	236,078

Reconciling items:
Non-property income	9,324	3,546	15,025	8,558
Property management	(3,865)	(5,102)	(8,418)	(10,146)
Other operating expenses	(1,026)	(447)	(2,030)	(890)
Real estate depreciation and amortization	(62,507)	(64,317)	(114,942)	(128,477)
Interest	(36,743)	(42,758)	(75,113)	(86,952)
General and administrative	(9,931)	(9,670)	(19,700)	(19,562)
Other depreciation and amortization	(944)	(802)	(1,873)	(1,524)
Minority interests	(414)	(38)	(49,256)	(1,764)
Net gain on the sale of depreciable property	13,066	6,138	780,212	43,208

Consolidated net income	$865	$6,696	$726,124	$38,529

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)
The following table details the assets of UDR’s reportable segments as of June 30, 2008 and as of December 31, 2007 (dollars in thousands):

	June 30,	December 31,
	2008	2007
Reportable apartment home segment assets:
Same communities:
Western Region	$1,904,107	$1,888,802
Mid-Atlantic Region	636,668	619,307
Southeastern Region	752,634	743,680
Southwestern Region	150,090	148,358
Non-mature communities/Other	1,920,428	2,552,394

Total segment assets	5,363,927	5,952,541
Accumulated depreciation	(948,756)	(1,371,759)

Total segment assets — net book value	4,415,171	4,580,782

Reconciling items:
Cash and cash equivalents	1,412	3,219
Restricted cash	8,515	6,295
Deferred financing costs, net	32,308	34,136
Notes receivable	224,776	12,655
Investment in unconsolidated joint ventures	48,177	48,264
Funds held in escrow from IRC Section 1031 exchanges pending the acquisition of real estate	231,795	56,217
Other assets	71,812	54,636
Other assets — real estate held for disposition	2,180	4,917

Total consolidated assets	$5,036,146	$4,801,121

Capital expenditures excluding redevelopment for the three months ended June 30, 2008 and 2007 related to our same communities totaled $18.3 million and $17.8 million, respectively and $32.3 million and $35.8 million for the six months ended June 30, 2008 and 2007, respectively. Capital expenditures related to our non-mature/other communities for the three months ended June 30, 2008 and 2007 totaled $951,000 and $21.4 million, respectively and $7.9 million and $41.5 million for the six months ended June 30, 2008 and 2007, respectively.
Markets included in the above geographic segments are as follows:
i.	Western — Orange Co., San Francisco, Monterey Peninsula, Los Angeles, San Diego, Seattle, Inland Empire, Sacramento and Portland.

ii.	Mid-Atlantic — Metropolitan DC, Richmond, Baltimore, Norfolk, and Other Mid-Atlantic.

iii.	Southeastern — Tampa, Orlando, Nashville, Jacksonville, and Other Florida.

iv.	Southwestern — Phoenix, Austin and Dallas.

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

At June 30, 2008, our portfolio included 156 communities with 43,045 apartment homes nationwide. The following table summarizes our market information by major geographic markets:

	As of June 30, 2008				June 30, 2008		June 30, 2008 (a)
			Percentage	Gross
	Number of	Number of	of Gross	Carrying	Average	Total Income	Average	Total Income
	Apartment	Apartment	Carrying	Value	Physical	per Occupied	Physical	per Occupied
	Communities	Homes	Value	(in thousands)	Occupancy	Home (b)	Occupancy	Home (b)
SAME COMMUNITIES

WESTERN REGION
Orange Co., CA	13	4,067	13.1%	$701,458	94.7%	$1,590	95.0%	$1,581
San Francisco, CA	8	1,768	5.7%	306,553	96.3%	1,829	96.3%	1,808
Monterey Peninsula, CA	7	1,565	2.7%	147,148	97.5%	1,066	94.9%	1,033
Los Angeles, CA	5	1,052	3.4%	184,087	95.2%	1,553	95.2%	1,545
San Diego, CA	5	1,123	3.1%	168,802	96.0%	1,372	94.7%	1,370
Seattle, WA	6	1,199	2.2%	117,220	94.9%	1,132	95.1%	1,125
Inland Empire, CA	3	1,074	2.8%	148,100	93.9%	1,324	92.4%	1,168
Sacramento, CA	2	914	1.2%	66,246	90.3%	925	88.9%	921
Portland, OR	3	716	1.2%	64,492	94.3%	985	93.6%	978

MID-ATLANTIC REGION
Metropolitan DC	6	1,879	3.5%	185,105	96.6%	1,315	96.4%	1,311
Baltimore, MD	6	1,958	2.8%	150,079	95.9%	1,002	95.8%	994
Richmond, VA	8	1,556	2.8%	149,323	96.4%	1,167	96.5%	1,171
Norfolk, VA	6	1,438	1.5%	79,001	94.7%	982	94.9%	973
Other Mid-Atlantic	5	1,132	1.4%	73,161	93.6%	1,037	93.6%	1,037

SOUTHEASTERN REGION
Tampa, FL	9	3,081	4.2%	223,198	94.4%	956	94.5%	960
Orlando, FL	9	2,500	3.4%	182,870	92.9%	965	92.2%	976
Nashville, TN	7	1,874	2.5%	136,512	95.4%	877	95.6%	873
Jacksonville, FL	4	1,557	2.2%	116,291	94.4%	875	94.7%	873
Other Florida	3	976	1.7%	93,762	93.3%	1,071	93.6%	1,076

SOUTHWESTERN REGION
Phoenix, AZ	3	914	1.3%	69,127	94.6%	964	94.7%	961
Austin, TX	1	250	0.4%	20,062	96.8%	973	96.8%	966
Dallas	1	305	1.1%	60,902	92.8%	1,655	92.1%	1,632

Total/Average Same Communities	120	32,898	64.2%	$3,443,499	94.9%	$1,179	94.7%	$1,171

Non-Matures, Commercial Properties and Other	31	9,102	28.6%	1,534,458

Total Real Estate Held for Investment	151	42,000	92.8%	4,977,957

Held for Disposition	3	681	1.1%	57,895
Real Estate Under Development	2	364	6.1%	328,075

Total	156	43,045	100.0%	$5,363,927

(a)	The same community population for the six months ended June 30, 2008 includes 32,124 homes.

(b)	Total Income per Occupied Home represents total revenues per weighted average number of apartment homes occupied.

Liquidity and Capital Resources
Liquidity is the ability to meet present and future financial obligations either through operating cash flows, the sale or maturity of existing assets, or by the acquisition of additional funds through capital management. Both the coordination of asset and liability maturities and effective capital management are important to the maintenance of liquidity. Our primary source of liquidity is our cash flow from operations as determined by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment homes. We routinely use our unsecured bank credit facility to temporarily fund certain investing and financing activities prior to arranging for longer-term financing or the issuance of equity securities. During the past several years, proceeds from the sale of real estate have been used for both investing and financing activities as we reposition our portfolio.
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
Future Capital Needs
Future development expenditures are expected to be funded with proceeds from the sale of property, with construction loans, through joint ventures, the use of our unsecured revolving credit facility, the use of proceeds from the issuance of unsecured borrowings and to a lesser extent, with cash flows provided by operating activities. Acquisition activity in strategic markets is expected to be largely financed by the reinvestment of proceeds from the sale of properties and through the issuance of equity and debt securities, the issuance of operating partnership units, and the assumption or placement of secured and/or unsecured debt. At June 30, 2008, we had approximately $231.8 million in funds held in escrow from IRC Section 1031 exchanges pending the acquisition of real estate.
During the remainder of 2008, we have approximately $3.1 million of secured debt and $75.8 million of unsecured debt maturing and we anticipate repaying that debt with proceeds from borrowings under our secured or unsecured credit facilities, the issuance of new unsecured debt securities or equity or from disposition proceeds.
Critical Accounting Policies and Estimates
Our critical accounting policies are those having the most impact on the reporting of our financial condition and results and those requiring significant judgments and estimates. These policies include those related to (1) capital expenditures, (2) impairment of long-lived assets, and (3) real estate investment properties. Based on the Company’s repositioning initiative, management deemed our policy surrounding real estate sales to be a critical accounting policy.

Real Estate Sales
The Company accounts for sales of real estate in accordance with SFAS 66. For sale transactions meeting the requirements for full accrual profit recognition, such as the Company no longer having continuing involvement in the property we remove the related assets and liabilities from our consolidated balance sheet and record the gain or loss in the period the transaction closes. For sales transactions that do not meet the full accrual sale criteria due to our continuing involvement, we evaluate the nature of the continuing involvement and account for the transaction under an alternate method of accounting.
Sales to entities in which we retain or otherwise own an interest are accounted for as partial sales. If all other requirements for recognizing profit under the full accrual method have been satisfied and no other forms of continuing involvement are present, we recognize profit proportionate to the outside interest in the buyer and will defer the gain on the interest we retain. The Company will recognize any deferred gain when the property is then sold to a third party. In transactions accounted by us as partial sales, we determine if the buyer of the majority equity interest in the venture was provided a preference as to cash flows in either an operating or a capital waterfall. If a cash flow preference has been provided, we recognize profit only to the extent that proceeds from the sale of the majority equity interest exceed costs related to the entire property.
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
Operating Activities
For the six months ended June 30, 2008, our cash flow provided by operating activities was $81.4 million compared to $117.9 million for the comparable period in 2007. The decrease in cash flow from operating activities resulted primarily from the decrease in property net operating income from our apartment community portfolio for the six months ended June 30, 2008. This decrease is primarily due to the decrease in the average number of homes for the six months ended June 30, 2008 as compared to the comparable period of 2007 (see discussion under “Apartment Community Operations”).
Investing Activities
For the six months ended June 30, 2008, net cash provided by/(used in) investing activities was $501.7 million as compared to ($176.0) million for the comparable period in 2007. Changes in the level of investing activities from period to period reflects our strategy as it relates to our disposition, acquisition, capital expenditure, and development programs, as well as the impact of the capital market environment on these activities, all of which are discussed in further detail below.

Acquisitions
For the six months ended June 30, 2008, we acquired eight apartment communities with 3,234 apartment homes, 38,800 square feet of commercial space and two parcels of land for an aggregate consideration of $699.0 million. Our long-term strategic plan is to achieve greater operating efficiencies by investing in fewer, more concentrated markets. As a result, we have been expanding our interests in the Southern California, Northern California, Florida, Metropolitan Washington DC and Washington State markets over the past years. During 2008, we plan to continue to channel new investments into those markets we believe will provide the best investment returns. Markets will be targeted based upon defined criteria including favorable job formation and low single-family home affordability.
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
During the six months ended June 30, 2008, $6 million or approximately $1,675 per home was spent on capital expenditures for all of our communities, excluding development, condominium conversions and commercial properties. These capital improvements included turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as roofs, siding, parking lots, and asset preservation capital expenditures, which aggregated $13.4 million or $323 per home. In addition, revenue enhancing capital expenditures, kitchen and bath upgrades, upgrades to HVAC equipment, and other extensive exterior/interior upgrades totaled $23.5 million or $565 per home, and major renovations totaled $32.7 million or $787 per home for the six months ended June 30, 2008.
The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, condominium conversions and commercial properties, for the periods presented:

	Six months ended June 30,			Six months ended June 30,
	(dollars in thousands)			(per home)
	2008	2007	% Change	2008	2007	% Change
Turnover capital expenditures	$4,548	$6,920	-34.3%	$109	$100	9.0%
Asset preservation expenditures	8,886	11,484	-22.6%	214	166	28.9%

Total recurring capital expenditures	13,434	18,404	-27.0%	323	266	21.4%

Revenue enhancing improvements	23,482	43,366	-45.9%	565	625	-9.6%
Major renovations	32,692	42,444	-23.0%	787	612	30.2%

Total capital expenditures	$69,608	$104,214	-33.2%	$1,675	$1,503	12.1%

Repair and maintenance expense	$16,700	$20,902	-20.1%	$402	$301	33.6%

Total capital expenditures for our communities decreased $34.6 million for the six months ended June 30, 2008, compared to the comparable period in 2007. This decrease was primarily attributable to the Company’s ongoing repositioning of our real estate portfolio evidenced by our disposition of 85 communities during the six months ended June 30, 2008. We believe that through our current year acquisitions and development we will be able to reduce our capital expenditures on a per home basis while continuing to selectively add revenue enhancing improvements which we believe will provide a return on investment substantially in excess of our cost of capital. Recurring capital expenditures during 2008 are currently expected to be approximately $650 per home.

Development
Development activity is focused in core markets in which we have strong operations in place. For the six months ended June 30, 2008, we invested approximately $58.6 million on wholly owned development projects inclusive of land held for future development, an increase of $15.8 million from the $42.8 million invested in the comparable period in 2007, as we believe that our development endeavors will prospectively add value for the Company.
Real Estate Under Development
The following wholly owned apartments were under development as of June 30, 2008:

	Number of	Completed	Cost to	Budgeted	Estimated
	Apartment	Apartment	Date	Cost	Cost	Completion
	Homes	Homes	(In thousands)	(In thousands)	Per Home	Date

Laurelwoode	324	180	$21,019	$25,000	$77,160	3Q08
Houston, TX
Vitruvian Park	2,712	—	67,335	352,000	129,794	3Q12
Dallas, TX

Total wholly owned - apartments	3,036	180	$88,354	$377,000	$124,177

The first phase of Vitruvian Park is expected to begin delivering homes in the fourth quarter of 2009 with Vitruvian Park being a multi-phase master planned community that has an aggregate budgeted cost of approximately $805.0 million. The carrying value of the Vitruvian Park development in the aggregate at June 30, 2008 was $120.3 million.
In addition, we own six sites, which the Company deems as ready for future development. These sites have a carrying value aggregating $103.3 million at June 30, 2008. The Company also owns an additional nine sites with an aggregate carrying value of $187.9 million that we have not commenced development activities.
Consolidated Development Joint Ventures
In June 2006, we completed the formation of a development joint venture that will invest approximately $138 million to develop one apartment community with 298 apartment homes in Marina del Rey, California. UDR is the financial partner and is responsible for funding the costs of development, which will result in the Company receiving a preferred return ranging from 7% to 8.5% depending on the operating results of the joint venture before our partner receives a 50% participation in the returns of the entity. Our initial investment was $27 million with the project currently expected to be completed in the third quarter of 2008. Our investment in the joint venture as of June 30, 2008 was $136.5 million.
The following consolidated joint venture project was under development as of June 30, 2008:

	Number of	Completed	Cost to	Budgeted	Estimated	Expected
	Apartment	Apartment	Date	Cost	Cost	Completion
	Homes	Homes	(In thousands)	(In thousands)	Per Home	Date

Jefferson at Marina del Rey	298	184	$136,462	$138,000	$463,087	3Q08
Marina del Rey, CA
Unconsolidated Development Joint Ventures
In November 2007, UDR and an unaffiliated third party formed a joint venture which owns and operates various properties located in Texas. On the closing date, UDR sold nine operating properties, consisting of 3,690 units, and contributed one property under development to the joint venture. The property under development will have 302 units and is expected to be completed in the third quarter of 2008. UDR contributed cash and property equal to 20% of the fair value of the properties. The unaffiliated partner contributed cash equal to 80% of the fair value of the properties comprising the venture, which was then used to purchase the nine operating properties from UDR. Our initial investment was $20.4 million. Our investment at June 30, 2008, and December 31, 2007 was $18.6 million and $20.1 million, respectively.

UDR is a partner in a joint venture to develop a site in Bellevue, Washington. At closing, we owned 49% of the project that involves building a 430 home high rise apartment building with ground floor retail. Our initial investment was $5.7 million. The project is currently expected to be completed in the fourth quarter of 2010. Our investment at June 30, 2008, and December 31, 2007, was $9.8 million and $8.1 million, respectively.
UDR is a partner in a joint venture which will develop 274 apartment homes in the central business district of Bellevue, Washington. Construction began in the fourth quarter of 2006 and is scheduled for completion in the second quarter of 2009. At closing, we owned 49% of the project. Our initial investment was $10.0 million. Our investment at June 30, 2008 and December 31, 2007 was $9.0 million and $8.9 million, respectively.
The following unconsolidated joint venture projects were under development as of June 30, 2008:

	Number of	Completed	Cost to	Budgeted	Estimated	Expected
	Apartment	Apartment	Date	Cost	Cost	Completion
	Homes	Homes	(In thousands)	(In thousands)	Per Home	Date
Lincoln Towne Square — Phase II	302	184	$23,789	$25,000	$82,781	3Q08
Plano, TX
Bellevue Plaza	430	—	38,754	135,000	313,953	4Q10
Bellevue, WA
Ashwood Commons	274	—	63,385	97,000	354,015	2Q09
Bellevue, WA

Total unconsolidated development joint ventures	1,006	184	$125,928	$257,000	$255,467

Disposition of Investments
During the six months ended June 30, 2008, UDR sold 85 communities with a total of 25,540 apartment homes, for a gross consideration of $1.7 billion, 42 condominiums from two communities with a total of 640 condominiums for a gross consideration of $5.1 million, and one parcel of land for $1.6 million. We recognized after-tax gains for financial reporting purposes of $780.4 million on these sales. Proceeds from the sales were used primarily to reduce debt and to acquire new communities.
In conjunction with the sale of the 85 properties, UDR received a note in the amount of $200 million. The note matures on March 31, 2014, may be pre-paid fourteen months from the date of the note, bears interest at a fixed rate of 7.5% per annum and is secured by a pledge and security agreement and a guarantee from the buyer’s parent company.
We plan to continue to pursue our strategy of exiting markets where long-term growth prospects are limited and redeploying capital into markets we believe will provide the best investment returns.
Financing Activities
Net cash (used in)/provided by financing activities during the six months ended June 30, 2008, was ($584.8) million versus $58.8 million for the comparable period in 2007. As part of the plan to improve our balance sheet, we utilized proceeds from dispositions to pay down existing debt, repurchase our common shares, retire our debt and purchase new properties.

The following is a summary of our significant financing activities for the six months ended June 30, 2008:
•	Repaid $74.1 million of secured debt and $592.0 million of unsecured debt. The $592.0 million of unsecured debt consisted of a $289.6 million payment for the revolving credit facility, $200 million for a medium-term note maturity and $96.1 million for the repurchase of medium-term notes.
•	In January 2008, our Board of Directors authorized a new 15 million share repurchase program. This program is in addition to our already existing 10 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. During the six months ended June 30, 2008, we repurchased 5,599,700 shares of UDR common stock at an average price per share of $23.49 under our share repurchase programs.
•	Closed on a $240 million, two-year unsecured term loan facility. Proceeds were used to redeem $200 million of 4.5% medium term notes that were due in March 2008, and the remaining $40 million will be used for general corporate purposes.
Credit Facilities
We have four secured revolving credit facilities with Fannie Mae with an aggregate commitment of $748.9 million. As of June 30, 2008, $686.4 million was outstanding under the Fannie Mae credit facilities leaving $62.5 million of unused capacity. The Fannie Mae credit facilities are for an initial term of ten years, bear interest at floating and fixed rates, and certain of the credit facilities can be extended for an additional five years at our option. We have $581.9 million of the funded balance fixed at a weighted average interest rate of 5.9% and the remaining balance on these facilities is currently at a weighted average variable rate of 2.9%.
We have a $600 million unsecured revolving credit facility that matures on July 26, 2012. Under certain circumstances, we may increase the $600 million credit facility to $750 million. Based on our current credit rating, the $600 million credit facility carries an interest rate equal to LIBOR plus a spread of 47.5 basis points, which represents a 10 basis point reduction to the previous $500 million credit facility. Under a competitive bid feature and for so long as we maintain an Investment Grade Rating, we have the right under the $600 million credit facility to bid out 50% of the commitment amount and we can bid out 100% of the commitment amount once per quarter. As of June 30, 2008, we had $19.9 million of borrowings outstanding under the credit facility leaving $580.1 million of unused capacity.
The Fannie Mae credit facility and the bank revolving credit facility are subject to customary financial covenants and limitations.
Information concerning short-term bank borrowings under our bank credit facility is summarized in the table that follows (dollars in thousands):

	Six Months Ended	Twelve Months Ended
	June 30, 2008	December 31, 2007
Total revolving credit facility	$600,000	$600,000
Borrowings outstanding at end of period	19,900	309,500
Weighted average daily borrowings during the period	135,963	222,216
Maximum daily borrowings during the period	587,400	408,400
Weighted average interest rate during the period	4.3%	5.6%
Weighted average interest rate at end of period	3.1%	5.4%
Derivative Instruments
As part of UDR’s overall interest rate risk management strategy, we use derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. UDR’s derivative transactions used for interest rate risk management includes interest rate swaps with indexes that relate to the pricing of specific financial instrument of UDR. We believe that we have appropriately controlled our interest rate risk through the use of derivative instruments so that there will not be any material unintended effect on consolidated earnings. Derivative contracts did not have a material impact on the results of operations during the three and six months ended June 30, 2008 (see Note 8 — Financial Instruments).

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
Historical cost accounting for real estate assets in accordance with generally accepted accounting principles implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance and defines FFO as net income (computed in accordance with accounting principles generally accepted in the United States), excluding gains (or losses) from sales of depreciable property, premiums or original issuance costs associated with preferred stock redemptions, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The use of FFO, combined with the required presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. We generally consider FFO to be a useful measure for reviewing our comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance) because by excluding gains or (losses) related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. We believe that FFO is the best measure of economic profitability for real estate investment trusts.

The following table outlines our FFO calculation and reconciliation to generally accepted accounting principles for the three and six months ended June 30, 2008 and 2007 (dollars and shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$865	$6,696	$726,124	$38,529
Adjustments:
Distributions to preferred stockholders	(3,209)	(3,624)	(6,418)	(7,466)
Real estate depreciation and amortization, including discontinued operations	62,507	64,317	114,942	128,477
Minority interest, including discontinued operations	376	1	49,159	1,697
Real estate depreciation and amortization on unconsolidated joint ventures	1,317	693	2,062	835
Net gains on the sale of depreciable property, excluding RE3	(13,027)	(2,762)	(780,989)	(39,819)

Funds from operations — basic	$48,829	$65,321	$104,880	$122,253

Distributions to preferred stockholders — Series E (Convertible)	931	931	1,862	1,862

Funds from operations — diluted	$49,760	$66,252	$106,742	$124,115

Weighted average number of common shares and OP Units outstanding — basic	136,324	142,493	138,476	142,603

Weighted average number of common shares and OP Units outstanding — diluted	139,853	148,114	141,948	148,623
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

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the three and six months ended June 30 2008 and 2007 (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted average number of common shares and OP units outstanding basic	136,324	142,493	138,476	142,603
Weighted average number of OP units outstanding	(8,888)	(7,766)	(8,926)	(7,983)

Weighted average number of common shares outstanding - basic per the Consolidated Statements of Operations	127,436	134,727	129,550	134,620

Weighted average number of common shares, OP units, and common stock equivalents outstanding — diluted	139,853	148,114	141,948	148,623
Weighted average number of OP units outstanding	(8,888)	(7,766)	(8,926)	(7,983)
Weighted average incremental shares from assumed conversion of stock options	(568)	(767)	(547)	(789)
Weighted average incremental shares from unvested restricted stock	(157)	(150)	(121)	(134)
Weighted average incremental shares from assumed conversion of $250 million convertible debt	—	(272)	—	(665)
Weighted average number of Series A OPPSs outstanding	—	(1,628)	—	(1,628)
Weighted average number of Series E preferred shares outstanding	(2,804)	(2,804)	(2,804)	(2,804)

Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	127,436	134,727	129,550	134,620

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
A presentation of cash flow metrics based on generally accepted accounting principles is as follows for the six months ended June 30, (dollars in thousands):

	Six Months Ended
	June 30,
	2008	2007

Net cash provided by operating activities	$81,361	$117,939
Net cash provided by/(used in) investing activities	501,662	(175,956)
Net cash (used in)/provided by financing activities	(584,830)	58,802

Results of Operations
The following discussion includes the results of both continuing and discontinued operations for the periods presented.
Net (Losses)/Income Available to Common Stockholders
Net loss available to common stockholders was ($2.3) million (($0.02) per diluted share) for the three months ended June 30, 2008, versus net income of $811,000 ($0.01 per diluted share) for the comparable period in the prior year. The decrease for the three months ended June 30, 2008, when compared to the same period in 2007, resulted primarily from the following item, which is discussed in further detail elsewhere within this report:
•	a reduction in net operating income, inclusive of discontinued operations in the current year due to the Company’s significant disposition activities during 2008. The Company is in the process of reinvesting the proceeds, which should increase net operating income on a prospective basis.
The reduction in net operating income was offset by the following:
•	an increase in gains on disposition due to our repositioning program,
•	a decrease in depreciation and amortization expense on our real estate owned due to 2008 dispositions, and
•	a decrease in interest expense due to a reduction in corporate debt and the Company recording a gain on extinguishment of debt on the repurchase of a portion of our outstanding senior unsecured notes, which is presented as a reduction to interest expense.
Net income available to common stockholders was $719.7 million ($5.56 per diluted share) for the six months ended June 30, 2008, versus $28.8 million ($0.21 per diluted share) for the comparable period in the prior year. The increase for the six months ended June 30, 2008, when compared to the same period in 2007, resulted primarily from the following items, all of which are discussed in further detail elsewhere within this report:
•	a significant increase in gains recognized from the sale of depreciable property,
•	a decrease in real estate depreciation and amortization expense, and
•	a decrease in interest expense.
These increases in income were partially offset by the following:
•	a reduction in net operating income, inclusive of discontinued operations due to the Company’s dispositions, and

•	an increase in minority interest expense.

Apartment Community Operations
The following table summarizes the operating performance of our total apartment portfolio for each of the periods presented (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	% Change	2008	2007	% Change

Property rental income	$140,306	$183,769	-23.7%	$305,994	$366,453	-16.5%
Property operating expense (a)	(46,486)	(65,207)	-28.7%	(103,536)	(132,505)	-21.9%

Property net operating income	$93,820	$118,562	-20.9%	$202,458	$233,948	-13.5%

(a)	Excludes depreciation, amortization and property management expenses.
The following table is our reconciliation of property net operating income to net income as reflected on the Consolidated Statements of Operations for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Property net operating income	$93,820	$118,562	$202,458	$233,948
Commercial operating income/(loss)	85	1,584	(239)	2,131
Non-property income	9,324	3,546	15,025	8,558
Real estate depreciation and amortization	(63,451)	(65,119)	(116,815)	(130,001)
Interest	(36,743)	(42,758)	(75,113)	(86,952)
General and administrative and property management	(13,796)	(14,772)	(28,118)	(29,709)
Other operating expenses	(1,026)	(447)	(2,030)	(890)
Net gain on sale of depreciable property	13,066	6,138	780,212	43,208
Minority interests	(414)	(38)	(49,256)	(1,764)

Net income per the Consolidated Statements of Operations	$865	$6,696	$726,124	$38,529

Same Communities
Our same communities (those communities acquired, developed, and stabilized prior to June 30, 2007, and held on June 30, 2008, which consisted of 32,898 apartment homes) provided 81% of our property net operating income for the three months ended June 30, 2008.
For the second quarter of 2008, same community properties net operating income increased 7.1% or $5.0 million compared to the same period in 2007. The increase in property net operating income was primarily attributable to a 4.4% or $4.6 million increase in revenues from rental and other income as the Company continues to increase rents per home. The increase in revenues from rental and other income was primarily driven by a 1.7% or $1.8 million increase in rental rates, an 88.4% or $1.8 million decrease in rental concessions, a 6.1% or $332,000 decrease in vacancy loss, and an 11.6% or $429,000 increase in reimbursement income. Physical occupancy increased from 94.6% to 94.9% and total income per occupied home increased $48 to $1,179.
Property operating expenses decreased by 1.3% or $431,000 during the second quarter of 2008 compared to the same period in 2007. The decrease in property operating expenses was primarily driven by a 58.0% or $1.4 million decrease in insurance expense that was partially offset by a 4.4% or $451,000 increase in real estate taxes and a 4.4% or $362,000 increase in personnel costs.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 69.2% versus 67.5% in the comparable period in the prior year.
Our same communities (those communities acquired, developed, and stabilized prior to January 1, 2007, and held on June 30, 2008, which consisted of 32,124 apartment homes) provided 73% of our property net operating income for the six months ended June 30, 2008.
For six months ended June 30, 2008, our same community properties net operating income increased 7.3% or $10.1 million compared to the same period in 2007. The increase in property net operating income was primarily attributable to a 4.6% or $9.4 million increase in revenues from rental and other income and a 1.0% or $701,000 decrease in operating expenses. The increase in revenues from rental and other income was primarily driven by a 1.9% or $4.0 million increase in rental rates, an 82.9% or $3.0 million decrease in rental concessions, an 8.2% or $921,000 decrease in vacancy loss, a 29.6% or $332,000 decrease in bad debt and a 13.5% or $948,000 increase in reimbursement income. Physical occupancy increased from 94.4% to 94.7% and total income per occupied home increased $48 to $1,171.
The decrease in property operating expenses was primarily driven by a 63.5% or $2.5 million decrease in insurance expense that was partially offset by a 4.0% or $795,000 increase in real estate taxes, and a 4.3% or $710,000 increase in personnel costs.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 69.0% versus 67.2% in the comparable period in the prior year.
Non-Mature Communities
The remaining 19% or $17.5 million and 27% or $51.0 million of our property net operating income during the three and six months ended June 30, 2008, was generated from communities that we classify as “non-mature communities.” UDR’s non-mature communities consist primarily of sold properties, properties classified as real estate held for disposition, communities acquired or developed in 2007 and 2008, redevelopment properties, and condominium properties. The largest components of our non-mature portfolio for the three and six months ended June 30, 2008 is represented by our sold properties and communities acquired. For the three and six months ended June 30, 2008, acquisitions represented $11.7 million and $16.5 million, respectively of property net operating income.

Real Estate Depreciation and Amortization
For the three and six months ended June 30, 2008, real estate depreciation and amortization on both continuing and discontinued operations decreased 2.8% or $1.8 million and 10.5% or $13.5 million, respectively versus the comparable period in 2007, primarily due to the Company ceasing depreciation on properties once they are classified as held for sale. Real estate depreciation and amortization for the three and six months ended June 30, 2008 from continuing operations increased 31.0% or $14.8 million and 24.7% or $22.7 million, respectively versus the comparable period in 2007 primarily due to acquisitions and capital expenditures.
Interest Expense
For the three months ended June 30, 2008, interest expense on both continuing and discontinued operations decreased 14.1% or $6.0 million versus the comparable period in 2007. This decrease is primarily due to the Company reducing its total debt outstanding and a $1.2 million gain recognized on debt extinguishment upon the redemption of senior unsecured notes with a notional amount of $35.0 million.
For the six months ended June 30, 2008, interest expense on both continuing and discontinued operations decreased 13.6% or $11.8 million versus the comparable period in 2007. This decrease is primarily due to the Company reducing its total debt outstanding and a $6.3 million gain on debt extinguishment recognized upon the redemption of senior unsecured notes with a notional amount of $102.4 million.
For the six months ended June 30, 2008, the weighted average interest rate decreased from 5.3% in 2007 to 5.0% in 2008. The decrease in the weighted average interest rate during 2008 reflects short-term bank borrowings and variable rate debt that had lower interest rates in 2008 when compared to the same period in 2007.
General and Administrative
For the three months ended June 30, 2008, general and administrative expenses increased $261,000 or 2.7% versus the comparable period in 2007. For the six months ended June 30, 2008, general and administrative expenses increased $138,000 or 0.7% versus the comparable period in 2007. The slight increases were due to a number of factors, none of which were significant.
Gains on the Sales of Depreciable Property
For the three months ended June 30, 2008, we recognized after-tax gains for financial reporting purposes of $13.1 million versus $6.1 million for the comparable period in 2007. Changes in the level of gains recognized from period to period reflect the changing level of our divestiture activity from period to period, as well as the extent of gains related to specific properties sold.
For the six months ended June 30, 2008, we recognized after-tax gains for financial reporting purposes of $780.4 million versus $43.2 million for the comparable period in 2007. The significant increase in gains on disposition for the six months ended June 30, 2008 is a result of the sale of 85 communities generally located in non-core markets as the Company repositions our real estate portfolio.
Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the six months ended June 30, 2008.

Off-Balance Sheet Arrangements
UDR has entered into four contracts to purchase apartment communities upon completion of their development, which will be recorded at that time. Provided that the developers of the respective properties meet certain conditions, UDR will purchase these communities for an aggregate of approximately $166 million. These apartment communities are expected to be completed at various times between the third quarter of 2008 and the third quarter of 2010.
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
See our Annual Report on Form 10-K for the year ended December 31, 2007 “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of June 30, 2008, our market risk has not changed materially from the amounts reported on our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 4. CONTROLS AND PROCEDURES
As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. In addition, our Chief Executive Officer and our Chief Financial Officer concluded that during the quarter ended June 30, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The Company is a party to various claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims and litigation, individually or in the aggregate, will have a material averse effect on our business, financial position or results of operations. (see Note 11 — Commitments and Contingencies).
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

Failure to Generate Sufficient Revenue Could Impair Debt Service Payments and Distributions to Stockholders. If our apartment communities do not generate sufficient net rental income to meet rental expenses, our ability to make required payments of interest and principal on our debt securities and to pay distributions to our stockholders will be adversely affected. The following factors, among others, may affect the net rental income generated by our apartment communities:
•	the national and local economies,

•	local real estate market conditions, such as an oversupply of apartment homes,

•	tenants’ perceptions of the safety, convenience, and attractiveness of our communities and the neighborhoods where they are located,

•	our ability to provide adequate management, maintenance and insurance,

•	rental expenses, including real estate taxes and utilities,

•	changes in interest rates and the availability of financing, and

•	changes in tax and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.
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
Financing Could be Impacted by Negative Capital Market Conditions. Recently, domestic financial markets have experienced unusual volatility and uncertainty. While this condition has occurred most visibly within the “subprime” mortgage lending sector of the credit market, liquidity has tightened in overall domestic financial markets, including the investment grade debt and equity capital markets. Consequently, there is greater risk that the financial institutions UDR does business with could experience disruptions that would negatively affect our current financing program.

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
Some Potential Losses Are Not Covered by Insurance. We have a comprehensive insurance program covering our property and operating activities. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, certain types of extraordinary losses for which we self-insure or for which we may not have insurance. Accordingly, we may sustain uninsured losses due to insurance deductibles, self-insured retention, uninsured claims or casualties, or losses in excess of applicable coverage.
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

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of June 30, 2008, we had approximately $307.4 million of variable rate indebtedness outstanding, which constitutes approximately 9.5% of our total outstanding indebtedness as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of our common and preferred stock and debt securities.
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
We depend on our senior management. Our success depends upon the retention of our senior management. There are no assurances that we would be able to find qualified replacements for the individuals who make up our senior management if their services were no longer available. The loss of services of one or more members of our senior management team could have a material adverse effect on our business, financial condition and results of operations.
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
REIT distribution requirements limit our available cash. As a REIT, we are subject to annual distribution requirements, which limit the amount of cash we retain for other business purposes, including amounts to fund our growth. We generally must distribute annually at least 90% of our net REIT taxable income, excluding any net capital gain, in order for our distributed earnings not to be subject to corporate income tax. We intend to make distributions to our stockholders to comply with the requirements of the Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement of the Code.

Certain Property Transfers May Generate Prohibited Transaction Income, Resulting in a Penalty Tax on Gain Attributable to the Transaction. From time to time, we may transfer or otherwise dispose of some of our properties. Under the Internal Revenue Code, any gain resulting from transfers of properties that we hold as inventory or primarily for sale to customers in the ordinary course of business would be treated as income from a prohibited transaction and subject to a 100% penalty tax. Since we acquire properties for investment purposes, we do not believe that our occasional transfers or disposals of property are prohibited transactions. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or disposals of properties by us are prohibited transactions. If the Internal Revenue Service were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, then we would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction and we may jeopardize our ability to retain future gains on real property sales. In addition, income from a prohibited transaction might adversely affect our ability to satisfy the income tests for qualification as a REIT for federal income tax purposes.
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

Insurance coverage for such catastrophic events may become expensive due to limited industry capacity. As a result, we may experience shortages in desired coverage levels if market conditions are such that insurance is not available.
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
Any Weaknesses Identified in Our Internal Control Over Financial Reporting Could Have an Adverse Effect on Our Stock Price. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting. If we identify one or more material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchase of Equity Securities
In February 2006, our Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. As reflected in the table below, 1,213,200 shares of common stock were repurchased under these programs during the quarter ended June 30, 2008.

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as	that May Yet
	Total Number	Average	Part of Publicly	Be Purchased
	of Shares	Price	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs (1) (2)
Beginning Balance	7,501,000	$24.03	7,501,000	17,499,000
April 1, 2008 through April 30, 2008	955,800	24.32	955,800	16,543,200
May 1, 2008 through May 31, 2008	—	—	—	16,543,200
June 1, 2008 through June 30, 2008	257,400	23.10	257,400	16,285,800

Balance as of June 30, 2008	8,714,200	$24.03	8,714,200	16,285,800

(1)	This number reflects the number of shares that were available for purchase under our 10 million share repurchase program on December 31, 2007.

(2)	This number reflects the number of shares that were available for purchase under our 10 million and 15 million share repurchase programs on January 31, 2008.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 30, 2008, UDR held its Annual Meeting of Stockholders. At the meeting, our stockholders voted on the election of directors and a proposal to ratify the appointment of Ernst & Young LLP to serve as our independent auditors for the year ending December 31, 2008.

The following persons were elected directors of UDR, to serve as such for the term indicated and until the respective successors are duly elected and qualified or until their resignation or removal, by the indicated vote.

Name	Votes For	Votes Withheld

Katherine A. Cattanach	114,809,264	604,813
Eric J. Foss	114,828,037	586,040
Robert P. Freeman	114,823,432	590,645
Jon A. Grove	114,812,801	601,276
James D. Klingbeil	114,447,394	966,683
Robert C. Larson	114,235,018	1,179,059
Thomas R. Oliver	114,805,960	608,117
Lynne B. Sagalyn	112,572,301	2,841,776
Mark J. Sandler	113,377,108	2,036,969
Thomas W. Toomey	114,786,849	627,228
Thomas C. Wajnert	114,763,278	650,799
The stockholders approved the proposal to ratify the appointment of Ernst & Young LLP to serve as independent auditors for the year ending December 31, 2008, by the indicated vote:

Votes For	Votes Withheld	Votes Abstained	Broker Non-Votes

114,771,436	514,812	127,829	—
Item 5. OTHER INFORMATION
No other information is required to be disclosed for the period ended June 30, 2008 that has not been disclosed in a report on Form 8-K.
Item 6. EXHIBITS
The exhibits filed or furnished with this report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc.

(registrant)

Date: August 11, 2008	/s/ David L. Messenger

David L. Messenger
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement of Purchase and Sale dated January 23, 2008, by and between the Company, DRA Fund VI LLC and the other signatories thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 23, 2008 and filed with the SEC on January 29, 2008 (Commission File No. 001-10524)).

2.2
First Amendment to Agreement of Purchase and Sale by and between the Company, DRA Fund VI LLC and the other signatories thereto (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K/A dated March 3, 2008 and filed with the SEC on May 2, 2008 (Commission File No. 001-10524)).

10.1*
Letter Agreement between the Company and Warren L. Troupe (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 22, 2008 and filed with the SEC on February 27, 2008 (Commission File No. 001-10524)).

10.2*
Indemnification Agreement between the Company and Warren L. Troupe (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 22, 2008 and filed with the SEC on February 27, 2008 (Commission File No. 001-10524)).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

*	Management contracts and compensatory plans or arrangements.