Form 10-Q
period 2008-09-30
UDR, Inc.
filed 2008-11-07
CIK 74208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____
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
Yes ☐ No ☑
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of November 1, 2008, was 136,180,801.

UDR, Inc.

Item 1. FINANCIAL STATEMENTS
UDR, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Real estate owned:
Real estate held for investment	$5,555,281	$4,129,460
Less: accumulated depreciation	(999,679)	(821,991)

	4,555,602	3,307,469

Real estate under development (net of accumulated depreciation of $0 and $963)	121,557	343,768
Real estate held for disposition (net of accumulated depreciation of $9,056 and $548,805)	39,000	929,545

Total real estate owned, net of accumulated depreciation	4,716,159	4,580,782
Cash and cash equivalents	2,861	3,219
Restricted cash	10,070	6,295
Deferred financing costs, net	30,575	34,136
Notes receivable	207,450	12,655
Investment in unconsolidated joint ventures	46,859	48,264
Escrow — 1031 exchange funds	—	56,217
Other assets	84,339	54,636
Other assets — real estate held for disposition	1,899	4,917

Total assets	$5,100,212	$4,801,121

LIABILITIES AND STOCKHOLDERS’ EQUITY

Secured debt	$1,315,075	$910,611
Secured debt — real estate held for disposition	—	227,325
Unsecured debt	2,035,454	2,364,740
Real estate taxes payable	28,836	8,808
Accrued interest payable	24,724	27,999
Security deposits and prepaid rent	31,141	21,897
Distributions payable	47,154	49,152
Deferred gains on the sale of depreciable property	28,849	28,690
Accounts payable, accrued expenses, and other liabilities	37,136	51,989
Other liabilities — real estate held for disposition	2,139	28,468

Total liabilities	3,550,508	3,719,679

Minority interests	100,327	62,049

Stockholders’ equity
Preferred stock, no par value; 50,000,000 shares authorized
2,803,812 shares of 8.00% Series E Cumulative Convertible issued and outstanding (2,803,812 shares at December 31, 2007)	46,571	46,571
4,430,700 shares of 6.75% Series G Cumulative Redeemable issued and outstanding (5,400,000 shares at December 31, 2007)	110,768	135,000
Common stock, $0.01 par value; 250,000,000 shares authorized
128,091,103 shares issued and outstanding (133,317,706 shares at December 31, 2007)	1,281	1,333
Additional paid-in capital	1,489,071	1,620,541
Distributions in excess of net income	(198,951)	(783,238)
Accumulated other comprehensive income/(loss), net	637	(814)

Total stockholders’ equity	1,449,377	1,019,393

Total liabilities and stockholders’ equity	$5,100,212	$4,801,121

See accompanying notes to consolidated financial statements.

UDR, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES
Rental income	$146,291	$128,192	$410,690	$373,287
Non-property income:
Other income	10,798	6,295	27,029	15,387

Total Revenues	157,089	134,487	437,719	388,674

EXPENSES
Rental expenses:
Real estate taxes and insurance	19,133	15,242	48,417	44,865
Personnel	12,542	10,767	36,074	32,325
Utilities	7,977	7,204	21,661	19,518
Repair and maintenance	8,219	7,264	22,278	20,388
Administrative and marketing	3,551	3,365	10,068	9,680
Property management	4,023	3,525	11,294	10,265
Other operating expenses	1,158	321	3,182	946
Real estate depreciation and amortization	65,551	48,228	180,493	140,428
Interest (net of gains on debt extinguishment of $2.5 million, $0, $8.9 million and $0, respectively)	37,361	42,170	109,858	120,126
General and administrative	9,835	8,788	29,535	28,350
Other depreciation and amortization	1,140	712	3,013	2,236
Other expenses	833	—	833	—

Total Expenses	171,323	147,586	476,706	429,127

Operating loss	(14,234)	(13,099)	(38,987)	(40,453)

Loss from unconsolidated entities	(1,897)	(335)	(3,286)	(869)
Minority interests of outside partnerships	(39)	(45)	(136)	(112)
Minority interests of unitholders in operating partnerships	860	949	2,454	3,086

Loss before discontinued operations, net of minority interests	(15,310)	(12,530)	(39,955)	(38,348)
Income from discontinued operations, net of minority interests	6,937	91,359	757,706	155,706

Net (loss)/income	(8,373)	78,829	717,751	117,358
Distributions to preferred stockholders — Series B	—	—	—	(4,819)
Distributions to preferred stockholders — Series E (Convertible)	(931)	(931)	(2,793)	(2,793)
Distributions to preferred stockholders — Series G	(1,989)	(2,329)	(6,545)	(3,114)
Discount/(premium) on preferred stock repurchases, net	3,056	—	3,056	(2,261)

Net (loss)/income available to common stockholders	$(8,237)	$75,569	$711,469	$104,371

(Loss)/Earnings per weighted average common share — basic and diluted:
Loss from continuing operations available to common stockholders, net of minority interests	$(0.11)	$(0.12)	$(0.36)	$(0.38)
Income from discontinued operations, net of minority interests	$0.05	$0.68	$5.89	$1.16
Net (loss)/income available to common stockholders	$(0.06)	$0.56	$5.53	$0.78

Common distributions declared per share	$0.3300	$0.3300	$0.9900	$0.9900

Weighted average number of common shares outstanding — basic	126,845	133,854	128,634	134,362
Weighted average number of common shares outstanding — diluted	126,845	133,854	128,634	134,362
See accompanying notes to consolidated financial statements

UDR, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)
(Unaudited)

Nine Months Ended September 30,	2008	2007

Operating Activities
Net income	$717,751	$117,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183,506	195,890
Net gains on the sale of depreciable property	(786,917)	(137,256)
Net gains on the sale of land	(183)	—
Gains on debt extinguishment	(8,855)	—
Minority interests	48,911	6,135
Amortization of deferred financing costs and other	7,108	5,593
Amortization of deferred compensation	5,346	4,699
(Refunds)/prepayments on income taxes	(4,047)	5,296
Changes in operating assets and liabilities:
Decrease/(increase) in operating assets	(7,295)	459
Decrease in operating liabilities	(19,921)	(3,099)

Net cash provided by operating activities	135,404	195,075

Investing Activities
Proceeds from sales of real estate investments, net	1,485,100	408,233
Proceeds from note receivable	44,774	4,000
Disbursements related to note receivable	(39,569)	—
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	(909,764)	(197,791)
Development of real estate assets	(101,952)	(69,069)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(101,128)	(151,765)
Capital expenditures — non-real estate assets	(21,347)	(3,438)
Investment in unconsolidated joint venture	1,405	(3,532)
Purchase deposits on pending real estate acquisitions	(928)	(14,817)
Change in funds held in escrow from IRC Section 1031 exchanges	56,217	—

Net cash provided by/(used in) investing activities	412,808	(28,179)

Financing Activities
Payments on secured debt	(75,473)	(100,228)
Proceeds from the issuance of unsecured debt	240,000	150,000
Proceeds from the issuance of secured debt	156,885	80,394
Payments on unsecured debt	(367,031)	(167,255)
Net (repayment)/proceeds of revolving bank debt	(193,400)	82,500
Payment of financing costs	(2,957)	(7,438)
Proceeds from the issuance of common stock	2,491	1,930
Proceeds from the (redemption)/issuance of Series G preferred stock, net	(20,347)	135,000
Payment of preferred stock issuance costs	—	(4,252)
(Repayment)/proceeds from the investment of performance based programs, net	(766)	87
Distributions paid to minority interests	(8,923)	(9,295)
Distributions paid to preferred stockholders	(9,629)	(10,103)
Distributions paid to common stockholders	(128,887)	(131,463)
Repurchase of common stock	(140,533)	(51,163)
Redemption of Series B preferred stock	—	(135,400)

Net cash (used in) financing activities	(548,570)	(166,686)

Net (decrease)/increase in cash and cash equivalents	(358)	210
Cash and cash equivalents, beginning of period	3,219	2,143

Cash and cash equivalents, end of period	$2,861	$2,353

Supplemental Information:
Interest paid during the period	$93,627	$147,291
Non-cash transactions:
Conversion of operating partnership minority interests to common stock (150,061 shares in 2008 and 919,709 shares in 2007)	1,380	8,611
Issuance of restricted stock awards	4	2
Issuance of note receivable upon the disposition of real estate	200,000	—
Secured debt assumed with the acquisition of properties, net of fair value adjustment	95,728	72,680
See accompanying notes to consolidated financial statements.

UDR, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share data)
(Unaudited)

							Accumulated
						Distributions in	Other
	Preferred Stock		Common Stock		Paid-in	Excess of	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Net Income	Income/(Loss)	Total

Balance, December 31, 2007	8,203,812	$181,571	133,317,706	$1,333	$1,620,541	$(783,238)	$(814)	$1,019,393

Comprehensive Income
Net income	—	—	—	—	—	717,751	—	717,751
Other comprehensive income
Unrealized gain on derivative financial instruments	—	—	—	—	—	—	1,451	1,451

Comprehensive income						717,751	1,451	719,202

Issuance of common and restricted shares	—	—	623,036	6	6,794	—	—	6,800
Purchase of common shares	—	—	(5,999,700)	(60)	(140,473)	—	—	(140,533)
Redemption of 969,300 shares of 6.75% Series G Cumulative Redeemable shares	(969,300)	(24,232)	—	—	829	3,056		(20,347)
Adjustment for conversion of minority interests of unitholders in operating partnerships	—	—	150,061	2	1,380	—	—	1,382
Common stock distributions declared ($0.9900 per share)	—	—	—	—	—	(127,182)	—	(127,182)
Preferred stock distributions declared-Series E ($0.9922 per share)	—	—	—	—	—	(2,793)	—	(2,793)
Preferred stock distributions declared-Series G ($0.9900 per share)	—	—	—	—	—	(6,545)	—	(6,545)

Balance, September 30, 2008	7,234,512	$157,339	128,091,103	$1,281	$1,489,071	$(198,951)	$637	$1,449,377

See accompanying notes to consolidated financial statements

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
1. CONSOLIDATION, BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Consolidation and Basis of Presentation
UDR, Inc., collectively with our consolidated subsidiaries (“we”, “our”, “us”, “the Company” or “UDR”) is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities nationwide. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership”), and Heritage Communities L.P. (the “Heritage OP”). As of September 30, 2008, there were 166,146,042 units in the Operating Partnership outstanding, of which 157,639,390 units or 95% were owned by UDR and 8,506,652 units or 5% were owned by limited partners. As of September 30, 2008, there were 5,542,200 units in the Heritage OP outstanding, of which 5,232,349 units or 94% were owned by UDR and 309,851 units or 6% were owned by limited partners. The consolidated financial statements of UDR include the minority interests of the unitholders in the Operating Partnership and the Heritage OP.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of September 30, 2008, and results of operations for the three and nine months ended September 30, 2008 and 2007 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes appearing in UDR’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 26, 2008.
The accompanying interim unaudited consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the interim unaudited consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to the current financial statement presentation.
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

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and timing of expense recognition for certain accrued liabilities. As of September 30, 2008, UDR has recorded a current and deferred tax asset of approximately $14.0 million and recorded an income tax benefit, which is reflected in other income on the Company’s interim unaudited Consolidated Statements of Operations of $829,000 and $5.7 million, respectively for the three and nine months ended September 30, 2008.
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
As a result of the implementation of FIN 48, UDR recognized no material adjustments to liabilities related to unrecognized income tax benefits. At the adoption date, UDR’s TRS had $538,000 of net unrecognized tax benefits, which would favorably impact our effective tax rate if recognized. During the nine months ended September 30, 2008, due to the Company no longer meeting the measurement criteria the liability was reversed. As such, UDR had no unrecognized tax benefits, accrued interest or penalties. UDR and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years 2004 — 2007 remain open to examination by the major taxing jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in income tax expense.
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
SEPTEMBER 30, 2008
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
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination, recognizing assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We believe that the adoption of SFAS 141R could materially impact our future consolidated financial position and results of operations depending on the Company’s acquisition activity as certain acquisition costs that have historically been capitalized as part of the basis of the real estate and amortized over the real estate’s useful life will now be expensed as incurred.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures related to derivatives and hedging activities. SFAS 161 will require disclosures relating to: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 must be applied prospectively and will be effective for our fiscal year beginning January 1, 2009, although early adoption is allowed. We believe that the adoption of SFAS 161 will not have a material impact on our consolidated financial statements.

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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
In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 provides the framework for selecting the principles to be used in the preparation of financial statement in conformity with generally accepted accounting principles. SFAS 162 will become effective 60 days following the Securities and Exchange Commission’s approval. We believe that the adoption of SFAS 162 will not have a material impact on our consolidated financial statements.
2. REAL ESTATE
Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development and properties deemed as held for sale. As of September 30, 2008, the Company owned and consolidated 159 communities in 10 states plus the District of Columbia totaling 44,223 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of September 30, 2008 and December 31, 2007 (dollar amounts in thousands):

	September 30, 2008	December 31, 2007

Land	$1,545,809	$1,129,730
Depreciable property — held for investment:
Building and improvements	3,801,853	2,830,894
Furniture, fixtures and equipment	207,619	168,836
Under development:
Land	31,618	227,357
Construction in progress	89,939	117,374
Held for disposition:
Land	13,087	249,130
Building and improvements	32,958	1,094,908
Furniture, fixtures and equipment	2,011	134,312

Real estate owned	$5,724,894	$5,952,541
Accumulated depreciation	(1,008,735)	(1,371,759)

Real estate owned, net	$4,716,159	$4,580,782

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
The following table summarizes the Company’s real estate community acquisitions for the nine months ended September 30, 2008 (dollar amounts in thousands):

			Purchase
Market	Acquisition Date	Units	Price (a)

Orlando, FL	January 2008	371	$50,132
Baltimore, MD	March 2008	264	57,690
Metro D.C.	March 2008	241	85,000
San Francisco, CA	March 2008	193	115,000
Metro D.C.	March 2008	606	138,378	(b)
Dallas, TX	March 2008	1,043	118,500
Orange County, CA	May 2008	296	87,320
Seattle, WA	May 2008	220	38,000
Seattle, WA	July 2008	235	112,202
San Francisco, CA	July 2008	250	47,270
Austin, TX	August 2008	390	59,500
Phoenix, AZ	August 2008	200	23,666
Tampa, FL	August 2008	249	43,672	(c)

		4,558	$976,330

(a)	The purchase price is the contractual amount paid by UDR to the seller and does not include any costs that the Company incurred as a result of the acquisition of the property.

(b)	The purchase price does not include the $5.9 million allocated to the commercial space acquired in the transaction.

(c)	This community was acquired by the Company while under development and is projected to be completed in the first quarter of 2009.
The purchase prices of certain recent acquisitions were allocated to land; building and improvements; furniture, fixtures and equipment; and intangible assets based on preliminary estimates and are subject to change as we obtain more complete information.
The purchase of three of the communities during the nine months ended September 30, 2008 relate to the pre-sale agreements previously entered into by UDR, which contain provisions that will require the Company and the builder to jointly agree upon the fair market value of each property at a later point in time (generally within 2 years of stabilization). A percentage of the increase in the fair market value over cost will then be paid to the developer, ranging from 50% to 70%, which is not included in the initial purchase price listed in the table above nor is the contingent obligation accrued for by the Company.

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
3. DISCONTINUED OPERATIONS
Discontinued operations represent properties that UDR has either sold or which management believes meet the criteria to be classified as held for sale. In order to be classified as held for sale and reported as discontinued operations, a property’s operations and cash flows have or will be divested to a third party by the Company whereby UDR will not have any significant continuing involvement in the ownership or operation of the property after the sale or disposition. The results of operations of the property are presented as discontinued operations for all periods presented and do not impact the net earnings reported by the Company. Once a property is deemed as held for sale, depreciation is no longer recorded. However, if the Company determines that the property no longer meets the criteria of held for sale the Company will recapture any unrecorded depreciation for the property. The assets and liabilities of properties deemed as held for sale are presented separately on the Consolidated Balance Sheets. Properties deemed as held for sale are reported at the lower of their carrying amount or their estimated fair value less the costs to sell the assets.
For the nine months ended September 30, 2008, UDR sold 86 communities, one commercial property, one parcel of land, and 53 condominiums from two communities with a total of 640 condominiums. UDR recognized after-tax gains for financial reporting purposes of $787.1 million on these sales. At September 30, 2008, UDR had two communities with a total of 526 condominiums and a net book value of $39.0 million included in real estate held for disposition. For the nine months ended September 30, 2007, UDR sold 12 communities and 50 condominiums from two communities with a total of 640 condominiums, and one parcel of land. We recognized after-tax gains for financial reporting purposes of $124.5 million on these sales. The results of operations for these properties are classified on the Consolidated Statements of Operations in the line item titled “Income from discontinued operations, net of minority interests” for the three and nine months ended September 30, 2008 and 2007.
In conjunction with the sale of the 86 properties during 2008, UDR received a note in the amount of $200 million. The note matures on March 31, 2014, may be pre-paid beginning on May 3, 2009, bears interest at a fixed rate of 7.5% per annum and is secured by a pledge and security agreement and a guarantee from the buyer’s parent company.
UDR has elected TRS status for certain of its corporate subsidiaries, primarily those engaged in condominium conversion and development activities. For the three months ended September 30, 2008 and 2007, UDR recognized an income tax benefit of $829,000 and a tax provision of $673,000 respectively and a tax benefit of $5.9 million and $4.9 million for the nine months ended September 30, 2008 and 2007, respectively. Of the balance, UDR allocated an income tax benefit of zero and an income tax provision of $5.2 million, respectively for the three months ended September 30, 2008 and 2007 and an income tax benefit of $161,000 and an income tax provision of $8.8 million for the nine months ended September 30, 2008 and 2007, respectively to discontinued operations.

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
The income attributable to discontinued operations is summarized as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Rental income	$1,149	$61,352	$42,862	$185,233
Non-property income	—	—	183	—

	1,149	61,352	43,045	185,233

Rental expenses	413	23,667	17,230	73,631
Property management fee	32	1,686	1,179	5,092
Real estate depreciation	—	16,562	—	52,839
Interest	(4)	3,960	2,612	12,956
Other expenses	—	125	6	390

	441	46,000	21,027	144,908

Income before net gain on the sale of depreciable property and minority interests	708	15,352	22,018	40,325
Net gain on the sale of depreciable property, excluding RE3	6,566	77,267	787,555	117,086
RE3 gain/(loss) on sale of real estate, net of tax	139	4,016	(638)	7,405

Income before minority interests	7,413	96,635	808,935	164,816
Minority interests on income from discontinued operations	(476)	(5,276)	(51,229)	(9,110)

Income from discontinued operations, net of minority interests	$6,937	$91,359	$757,706	$155,706

4. JOINT VENTURES
UDR has entered into joint ventures with unrelated third parties for real estate assets that are either consolidated and included in real estate owned on our Consolidated Balance Sheets or are accounted for under the equity method of accounting, which are not consolidated and included in investment in unconsolidated joint ventures on our Consolidated Balance Sheets. The Company will consolidate an entity in which we own less than 100% but control the joint venture as well as any variable interest entity where we are the primary beneficiary. In addition, the Company will consolidate any joint venture in which we are the general partner or managing member and the third party does not have the ability to substantively participate in the decision-making process nor do they have the ability to remove us as general partner or managing member, respectively without cause.
Consolidated Joint Venture
In June 2006, we completed the formation of a development joint venture that has invested approximately $138 million to develop one apartment community with 298 apartment homes in Marina del Rey, California. UDR is the financial partner and is responsible for funding the costs of development, which will result in the Company receiving a preferred return ranging from 7% to 8.5% depending on the operating results of the joint venture before our partner receives a 50% participation in the returns of the joint venture. Our initial investment was $27 million. Our investment in the joint venture as of September 30, 2008 was $25.9 million with the consolidated joint venture having incurred $138.1 million of costs with the project completed in the third quarter of 2008 and is currently in lease up.

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
Unconsolidated Joint Ventures
The Company recognizes earnings or losses from our investments in unconsolidated joint ventures consisting of our proportionate share of the net earnings or loss of the joint venture. In addition, we earn fees for providing management and development services to the unconsolidated joint ventures. As of September 30, 2008, UDR had investments in the following unconsolidated development joint ventures which are accounted for under the equity method of accounting:
UDR is a partner in a joint venture to develop a site in Bellevue, Washington. At closing, we owned 49% of the joint venture which the Company proposes to develop that involves building a 430 home high rise apartment building with ground floor retail. Our initial investment was $5.7 million. The project is currently ongoing and will commence construction once favorable financing has been obtained. Our investment at September 30, 2008 and December 31, 2007 was $10.3 million and $8.1 million, respectively.
UDR is a partner in a joint venture which will develop 274 apartment homes in the central business district of Bellevue, Washington. Construction began in the fourth quarter of 2006 and is scheduled for completion in the third quarter of 2009. At closing, we owned 49% of the joint venture. Our initial investment was $10.0 million. Our investment at September 30, 2008 and December 31, 2007 was $9.2 million and $8.9 million, respectively.
UDR is a partner with an unaffiliated third party in a joint venture which owns and operates a recently completed 23-story, 166 home high rise apartment community in the central business district of Bellevue, Washington. At closing, UDR owned 49% of the joint venture. Our initial investment was $11.8 million. Our investment at September 30, 2008 and December 31, 2007 was $10.6 million and $11.2 million, respectively.
UDR and an unaffiliated third party in November 2007 formed a joint venture which owns and operates various properties located in Texas. On the closing date, UDR sold nine operating properties, consisting of 3,690 units, and contributed one property under development to the joint venture. The property under development has 302 units and was completed in the third quarter of 2008 and commenced lease up at that time. UDR contributed cash and property equal to 20% of the fair value of the properties. The unaffiliated member contributed cash equal to 80% of the fair value of the properties comprising the joint venture, which was then used to purchase the nine operating properties from UDR. Our initial investment was $20.4 million. Our investment at September 30, 2008 and December 31, 2007 was $16.8 million and $20.1 million, respectively. In addition, during the three months ended September 30, 2008 UDR received payment in full for a note receivable of $18.8 million from the joint venture.
The operating results of the properties sold to the Texas joint venture are included as a component of continuing operations on the Consolidated Statement of Operations as UDR will continue to recognize significant cash flows from the disposed properties via management fees over the term of the joint venture.

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
Summarized financial information relating to 100% of all the unconsolidated joint ventures entity’s operations and not just our proportionate share is presented below (dollars in thousands).

	2008	2007

For the three months ended September 30th:
Revenues	$10,412	$1,047
Net loss	$(8,508)	$(486)
For the nine months ended September 30th:
Revenues	$31,107	$2,830
Net loss	$(16,190)	$(1,056)
As of September 30, 2008 and December 31, 2007:
Real estate	$481,920	$476,476
Total assets	$495,024	$484,217
Amount due to UDR	$4,170	$2,662
Third party debt	$344,013	$324,193
Total liabilities	$360,777	$329,053
Equity	$134,247	$155,164
As of September 30, 2008, the Company had deferred profit from the sale of properties of $28.8 million, which the Company will not recognize until the underlying property is sold to a third party. For the three and nine months ended September 30, 2008, the Company reported a loss from unconsolidated entities of $1.9 million and $3.3 million, respectively due in large part to depreciation and a loss of $900,000 related to losses incurred by a joint venture as a result of Hurricane Ike.
5. SECURED DEBT
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification of the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established the interest rate for the underlying debt instrument. Secured debt on continuing and discontinued operations, which encumbers $2.0 billion or 35% of UDR’s real estate owned based upon book value ($3.7 billion or 65% of UDR’s real estate owned is unencumbered) consists of the following as of September 30, 2008 (dollars in thousands):

			Weighted	Weighted	Number of
	Principal Outstanding		Average	Average	Communities
	September 30,	December 31,	Interest Rate	Years to Maturity	Encumbered
	2008	2007	2008	2008	2008
Fixed Rate Debt
Mortgage notes payable	$457,250	$324,059	5.05%	3.2	17
Tax-exempt secured notes payable	13,325	18,230	5.30%	22.4	1
Fannie Mae credit facilities	581,342	583,071	5.94%	4.7	26

Total fixed rate secured debt	1,051,917	925,360	5.54%	4.3	44

Variable Rate Debt
Mortgage notes payable	91,655	124,023	3.81%	2.9	6
Tax-exempt secured note payable	27,000	7,770	2.75%	21.5	1
Fannie Mae credit facilities	144,503	80,783	3.56%	5.8	6

Total variable rate secured debt	263,158	212,576	3.56%	6.4	13

Total secured debt	$1,315,075	$1,137,936	5.14%	4.7	57

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
Approximate principal payments due during each of the next five calendar years and thereafter, as of September 30, 2008, are as follows (dollars in thousands):

			Total
	Fixed Rate	Variable Rate	Secured
Year	Maturities	Maturities	Maturities
2008	$1,590	$—	$1,590
2009	129,734	15,938	145,672
2010	223,079	33,679	256,758
2011	111,728	44,136	155,864
2012	234,833	39,990	274,823
Thereafter	350,953	129,415	480,368

	$1,051,917	$263,158	$1,315,075

The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair market adjustment was an asset of $756,000 and a liability of $1.6 million at September 30, 2008 and December 31, 2007, respectively.
6. UNSECURED DEBT
A summary of unsecured debt as of September 30, 2008 and December 31, 2007 is as follows (dollars in thousands):

	September 30,	December 31,
	2008	2007
Commercial Banks
Borrowings outstanding under an unsecured credit facility due July 2012 (a)	$116,100	$309,500
Borrowings outstanding under an unsecured term loan due February 2010 (b)	240,000	—
Senior Unsecured Notes — Other
4.50% Medium-Term Notes due March 2008	—	200,000
8.50% Monthly Income Notes due November 2008	29,081	29,081
4.25% Medium-Term Notes due January 2009	50,000	50,000
6.50% Notes due June 2009	200,000	200,000
3.90% Medium-Term Notes due March 2010	50,000	50,000
3.625% Convertible Senior Notes due September 2011(c)	250,000	250,000
5.00% Medium-Term Notes due January 2012	100,000	100,000
6.05% Medium-Term Notes due June 2013	125,000	125,000
5.13% Medium-Term Notes due January 2014(d)	184,000	200,000
5.50% Medium-Term Notes due April 2014(d)	128,500	150,000
5.25% Medium-Term Notes due January 2015(d)	175,175	250,000
5.25% Medium-Term Notes due January 2016(d)	83,260	100,000
8.50% Debentures due September 2024	54,118	54,118
4.00% Convertible Senior Notes due December 2035(e)	250,000	250,000
Other	150	158

	1,679,284	2,008,357

Unsecured Notes — Other
ABAG Tax-Exempt Bonds due August 2008	—	46,700

Unsecured Notes — Premiums & Discount
Premium on $50 million Medium-Term Notes due March 2010	229	344
Premium on $250 million Medium-Term Notes due January 2015(d)	221	343
Discount on $150 million Medium-Term Notes due April 2014(d)	(380)	(504)

	70	183

Total Unsecured Debt	$2,035,454	$2,364,740

(a)	UDR has a $600 million unsecured revolving credit facility that matures on July 26, 2012. The terms of the $600 million credit facility provide that UDR has the right to increase the credit facility to $750 million under certain circumstances. Based on UDR’s current credit ratings, the $600 million credit facility carries an interest rate equal to LIBOR plus a spread of 47.5 basis points. Under a competitive bid feature and for so long as UDR maintains an Investment Grade Rating, UDR has the right to bid out 50% of the commitment amount under the $600 million credit facility and can bid out 100% of the commitment amount once per quarter.

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

(b)	During the nine months ended September 30, 2008, UDR borrowed $240 million in the form of a two-year unsecured term loan from a consortium of banks. As of September 30, 2008, UDR had one interest rate swap agreement associated with borrowings under the term loan with an aggregate notional value of $200 million under which UDR pays a fixed rate of interest and receives a variable rate of interest on the notional amount. The interest rate swap effectively changes UDR’s interest rate exposure on $200 million of these borrowings from a variable rate to a weighted average fixed rate of approximately 3.61%. The remaining $40 million has a variable interest rate, which was 3.34% at September 30, 2008 (see Note 8 — Financial Instruments).

(c)	At any time on or after July 15, 2011, prior to the close of business on the second business day prior to September 15, 2011, and also following the occurrence of certain events, the notes become convertible at the option of the holder. Upon conversion of the notes, UDR will deliver cash and common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 trading day observation period. The initial conversion rate for each $1,000 principal amount of notes is 26.6326 shares of our common stock, subject to adjustment under certain circumstances. In connection with the issuance of the 3.625% convertible senior notes, UDR entered into a capped call transaction with respect to its common stock. The convertible note and capped call transaction, both of which expire September 2011, must be net share settled. The maximum number of shares to be issued under the convertible notes is 6.7 million shares, subject to certain adjustment provisions. The capped call transaction combines a purchased call option with a strike price of $37.548 with a written call option with a strike price of $43.806. These transactions have no effect on the terms of the 3.625% convertible senior notes. However, through the entering of the capped call transaction, the Company effectively increased the initial conversion price to $43.806 per share, representing a 40% conversion premium. The net cost of $12.6 million of the capped call transaction was included in stockholders’ equity.

(d)	During the three and nine months ended September 30, 2008, UDR redeemed medium term notes with a notional amount of $26.7 million and $129.1 million for $24.2 million and $120.2 million, respectively recognizing a gain of approximately $2.5 million and $8.9 million, respectively. This gain was recorded as a reduction to interest expense during the period.

(e)	Prior to December 15, 2030, upon the occurrence of specified events, the notes become convertible at the option of the holder into cash and, in certain circumstances, shares of UDR’s common stock at an initial conversion price of approximately 35.2988 shares per $1,000 principal amount of notes. On or after December 15, 2030, the notes will be convertible at any time prior to the second business day prior to maturity at the option of the holder into cash, and, in certain circumstances, shares of UDR’s common stock at the above initial conversion rate. The initial conversion rate is subject to adjustment in certain circumstances.
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
Our debt instruments contain covenants that we were in compliance with at September 30, 2008.

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
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
The following table sets forth the computation of basic and diluted earnings per share for the periods presented (dollars in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Numerator for (loss)/earnings per share — basic and diluted:
Net (loss)/earnings attributable to common stockholders	$(8,237)	$75,569	$711,469	$104,371

Denominator for (loss)/earnings per share — basic and diluted:
Weighted average common shares outstanding	128,028	134,733	129,775	135,235
Non-vested restricted stock awards	(1,183)	(879)	(1,141)	(873)

Denominator for basic and diluted (loss)/earnings per share	126,845	133,854	128,634	134,362

(Loss)/earnings per share — basic and diluted	$(0.06)	$0.56	$5.53	$0.78

The effect of the conversion of the operating partnership units, Out-Performance Partnership Shares, convertible preferred stock, and convertible debt, is not dilutive and is therefore not included in the above calculations as the Company reported a loss from continuing operations.
If the operating partnership units were converted to common stock, the additional weighted average common shares outstanding for the three and nine months ended September 30, 2008 and 2007, would be 8,840,390 and 8,896,860 and 7,456,153 and 7,805,328, respectively.
At September 30, 2008, if the measurement periods had ended on that date, no Series D or E Out-Performance Partnership Shares would have been issued had each Program terminated on that date. Accordingly, no additional operating partnership units would have been issued at that date nor are included in the diluted earnings per share calculation (see Note 11 — Commitments and Contingencies). The Series C Out-Performance Program expired during the nine months ended September 30, 2008, and were forfeited.
If the Series A Out-Performance Partnership Shares were converted to common stock, the additional shares of common stock outstanding for the three and nine months ended September 30, 2007 would be 1,627,769 and 1,627,852 weighted average common shares, respectively.

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
At September 30, 2007, if the measurement periods had ended on that date, no Series D or E Out-Performance Partnership Shares would have been issued if each Program terminated on that date. Accordingly, no additional operating partnership units, respectively, would have been issued had the measurement periods ended on that date.
During the three and nine months ended September 30, 2008, the Company redeemed 969,300 shares of our 6.75% Series G Cumulative Redeemable Shares at less than their liquidation value of $25 per share. As a result the Company recognized the $3.1 million discount, net of issuance costs in our Consolidated Statement of Operations as a component of the net income available to common stockholders.
8. FINANCIAL INSTRUMENTS
UDR accounts for its derivative instruments in accordance with SFAS No 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities.” At September 30, 2008, UDR’s derivative financial instruments include swap agreements on two of our unconsolidated development joint ventures in which UDR has a 49% interest as well as two interest rate swap agreements on consolidated subsidiaries or joint ventures that are designated as cash flow hedges with variable interest rate features on UDR’s term loan and variable rate secured debt. These swaps are qualifying cash flow hedges for financial reporting purposes. For derivative instruments that qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings during the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. The Company also has a cap on a variable rate instrument acquired during the three months ended September 30, 2008 that we did not designate for hedge accounting.
The fair value of UDR’s derivative instruments is reported on the Consolidated Balance Sheet at its current fair value. Estimated fair values for interest rate swaps rely on prevailing market interest rates. The fair value amount should not be viewed in isolation, but rather in relation to the value of the underlying hedged transaction and investment and to the overall reduction in exposure to adverse fluctuations in interest rates. The interest rate swap agreement is designated with a portion of the principal balance and term of a specific debt obligation. The interest rate swap involves the periodic exchange of payments over the life of the related agreement. Amounts received or paid on the interest rate swap are recorded on an accrual basis as an adjustment to the related interest expense of the outstanding debt based on the accrual method of accounting. The related amounts payable to and receivable from counterparties are included in other liabilities and other assets, respectively.
The following table presents the fair value of UDR’s derivative financial instruments outstanding, based on external market quotations, as of September 30, 2008 (dollars in thousands):

Notional	Strike	Type of	Effective	Contract	Fair
Amount	Rate	Contract	Date	Maturity	Value

Unsecured Debt — Term Loan
$200,000	2.76%	swap	3/03/08	2/01/10	$983

Secured Debt
$94,000	2.59%	swap	2/15/08	11/15/08	$98

Secured Debt
$25,379	6.78%	cap	4/01/05	4/15/10	$24

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
During the three and nine months ended September 30, 2008, UDR recognized a $135,000 unrealized losses and $1.5 million of unrealized gains, respectively on derivative financial instruments in other comprehensive income.
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
The Company’s’ derivative contracts are the only assets or liabilities that are measured and recognized at fair value using the SFAS 157 hierarchy. The derivative contracts use the Level 2 hierarchy and are recorded in Other Assets in the Consolidated Balance Sheet for $1.1 million as of September 30, 2008.
9. OTHER COMPREHENSIVE INCOME
Other comprehensive income consists of unrealized gains from derivative financial instruments on our unconsolidated development joint ventures in which UDR has a 49% interest as well as interest rate swap agreements that the Company designated as a cash flow hedge. The difference between net income and other comprehensive income reported by the Company is due to the change in fair value for these interest rate swaps being reflected in other comprehensive income. Total other comprehensive (loss)/income for the three and nine months ended September 30, 2008, was ($135,000) and $1.5 million, respectively. UDR had no derivative instruments outstanding during the nine months ended September 30, 2007.
10. STOCK BASED COMPENSATION
UDR accounts for stock based compensation in accordance with SFAS 123R, “Share Based Payment”, which the Company adopted on January 1, 2006, utilizing the modified prospective method. During the nine months ended September 30, 2008 and 2007, we recognized $5.3 million and $4.7 million, respectively as stock based compensation expense, which is inclusive of awards granted to our outside directors. The amounts reported are net of $422,000 and $544,000 in 2008 and 2007, respectively that we capitalized due to our development activities.

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
11. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
UDR is committed to completing our unfunded real estate projects under development and our development joint ventures. The following summarizes the Company’s real estate commitments at September 30, 2008 (dollars in thousands)

	Number of	Costs Incurred	Expected Costs	Ownership
	Properties	to Date	to Complete	Stake

Wholly owned — under development	6	$121,557	$171,643	100%
Joint Ventures

Unconsolidated joint venture (a)	1	36,528	12,472	49%

		$158,085	$184,115

(a)	Costs incurred to date and expected costs to complete are based on UDR’s ownership percentage of the joint venture.
UDR has entered into two contracts with third parties to purchase apartment communities upon completion of their development, which will be recorded at that time. Provided that the developers of the respective properties meet certain conditions, UDR will purchase these communities for an aggregate of approximately $93.0 million. These apartment communities are expected to be completed at various times between the fourth quarter of 2009 and the fourth quarter of 2010.
UDR in conjunction with our real estate under development will from time to time be required to post a standby letter of credit. The balance for these letters of credit, which are not reflected in our Consolidated Balance Sheets as of September 30, 2008 was $9.5 million. The letters of credit mature at various points throughout 2009 and 2010.
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
SEPTEMBER 30, 2008
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
At the conclusion of the measurement period, May 31, 2008, the total cumulative return on UDR’s common stock did not meet the minimum return threshold. As a result, there were no payouts under the Series C OPPSs program and the investment made by the holders of the Series C OPPs was forfeited.
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
SEPTEMBER 30, 2008
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
Based on the results through September 30, 2008, no Series D OPPSs would have been issued had the Program terminated on that date. However, since the ultimate determination of Series D OPPSs to be issued will not occur until December 31, 2008, and the number of Series D OPPSs is determinable only upon future events, the financial statements do not reflect any impact for these events. Accordingly, the contingently issuable Series D OPPSs will only be included in basic earnings per share after the measurement period has ended and the applicable hurdle has been met. Furthermore, the Series D OPPSs will only be included in common stock and common stock equivalents in the calculation of diluted earnings per share after the hurdle has been met at the end of the reporting period (if any), assuming the measurement period ended at the end of the reporting period.
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
SEPTEMBER 30, 2008
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
Based on the results through September 30, 2008, no Series E OPPSs would have been issued had the Program terminated on that date. However, since the ultimate determination of Series E OPPSs to be issued will not occur until December 31, 2009, and the number of Series E OPPSs is determinable only upon future events, the financial statements do not reflect any impact for these events. Accordingly, the contingently issuable Series E OPPSs will only be included in basic earnings per share after the measurement period has ended and the applicable hurdle has been met. Furthermore, the Series E OPPSs will only be included in common stock and common stock equivalents in the calculation of diluted earnings per share after the hurdle has been met at the end of the reporting period (if any), assuming the measurement period ended at the end of the reporting period.
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

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
UDR’s two reportable segments are same communities and non-mature/other communities:
•	Same communities represent those communities acquired, developed, and stabilized prior to September 30, 2007, and held as of September 30, 2008. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

•	Non-mature/other communities represent those communities that were acquired or developed in 2007 and 2008, sold properties, redevelopment properties, properties classified as real estate held for disposition, condominium conversion properties, joint venture properties, properties managed by third parties, and the non-apartment components of mixed use properties.
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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three and nine months ended September 30, 2008 and 2007.

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
Certain reclassifications have been made to prior year amounts to conform to current year presentation. These reclassifications primarily represent presentation changes related to discontinued operations as described in Note 3, “Income from Discontinued Operations.” The accounting policies applicable to the operating segments described above are the same as those described in Note 1, “Summary of Significant Accounting Policies,” in UDR’s Annual Report on Form 10-K for the year ended December 31, 2007. The following table details rental income and NOI for UDR’s reportable segments for the three and nine months ended September 30, 2008 and 2007, and reconciles NOI to net income per the Consolidated Statement of Operations (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Reportable apartment home segment rental income
Same Communities
Western Region	$54,975	$52,123	$162,395	$152,104
Mid-Atlantic Region	26,861	25,979	79,690	75,527
Southeastern Region	26,466	26,570	79,739	79,373
Southwestern Region	4,577	4,461	13,722	13,051
Non-Mature communities/Other	34,561	80,411	118,006	238,465

Total segment and consolidated rental income	$147,440	$189,544	$453,552	$558,520

Reportable apartment home segment NOI
Same Communities
Western Region	$38,393	$36,418	$114,622	$105,239
Mid-Atlantic Region	18,168	18,137	55,052	52,308
Southeastern Region	16,151	16,779	50,520	50,137
Southwestern Region	2,864	2,811	8,910	8,240
Non-Mature communities/Other	20,029	47,890	68,720	142,189

Total segment and consolidated NOI	95,605	122,035	297,824	358,113

Reconciling items:
Non-property income	10,798	6,295	27,029	15,387
Property management	(4,055)	(5,211)	(12,473)	(15,357)
Other operating expenses	(1,158)	(321)	(3,188)	(946)
Depreciation and amortization	(65,551)	(64,790)	(180,493)	(193,267)
Interest	(37,357)	(46,130)	(112,470)	(133,082)
General and administrative	(9,835)	(8,788)	(29,535)	(28,350)
Other depreciation and amortization	(1,140)	(837)	(3,013)	(2,626)
Other expenses	(833)	—	(833)	—
Loss from unconsolidated entities	(1,897)	(335)	(3,286)	(869)
Minority interests	345	(4,372)	(48,911)	(6,136)
Net gain on the sale of land and depreciable property	6,705	81,283	787,100	124,491

Consolidated net (loss)/income	$(8,373)	$78,829	$717,751	$117,358

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
The following table details the assets of UDR’s reportable segments as of September 30, 2008 and as of December 31, 2007 (dollars in thousands):

	September 30,	December 31,
	2008	2007
Reportable apartment home segment assets:
Same communities:
Western Region	$1,943,583	$1,888,802
Mid-Atlantic Region	709,436	619,307
Southeastern Region	757,703	743,680
Southwestern Region	150,942	148,358
Non-mature communities/Other	2,163,230	2,552,394

Total segment assets	5,724,894	5,952,541
Accumulated depreciation	(1,008,735)	(1,371,759)

Total segment assets — net book value	4,716,159	4,580,782

Reconciling items:
Cash and cash equivalents	2,861	3,219
Restricted cash	10,070	6,295
Deferred financing costs, net	30,575	34,136
Notes receivable	207,450	12,655
Investment in unconsolidated joint ventures	46,859	48,264
Escrow — 1031 exchange funds	—	56,217
Other assets	84,339	54,636
Other assets — real estate held for disposition	1,899	4,917

Total consolidated assets	$5,100,212	$4,801,121

Capital expenditures excluding redevelopment for the three months ended September 30, 2008 and 2007 related to our same communities totaled $16.9 million and $15.3 million, respectively and $49.2 million and $51.1 million for the nine months ended September 30, 2008 and 2007, respectively. Capital expenditures related to our non-mature/other communities for the three months ended September 30, 2008 and 2007 totaled $3.3 million and $9.1 million, respectively and $11.2 million and $50.6 million for the nine months ended September 30, 2008 and 2007, respectively.
Included within non-property income as other income for the three and nine months ended September 30, 2008 is net revenue of $2.9 million that UDR earned pertaining to insurance reimbursements owed from one of the Company’s joint ventures as a result of certain insurable events.
Markets included in the above geographic segments are as follows:
i.	Western — Orange County, San Francisco, Monterey Peninsula, Los Angeles, San Diego, Seattle, Inland Empire, Sacramento and Portland.

ii.	Mid-Atlantic — Metropolitan DC, Richmond, Baltimore, Norfolk, and Other Mid-Atlantic.

iii.	Southeastern — Tampa, Orlando, Nashville, Jacksonville, and Other Florida.

iv.	Southwestern — Phoenix, Austin and Dallas.
13. SUBSEQUENT EVENT
On October 7, 2008, UDR issued 8.0 million shares of the Company’s common stock at $24.25 per share resulting in gross proceeds of $194.0 million (net proceeds were approximately $185.3 million as a result of the underwriters discount and fees incurred in the offering).

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

At September 30, 2008, our portfolio included 159 communities with 44,223 apartment homes nationwide. The following table summarizes our market information by major geographic markets:

					Three Months Ended		Nine Months Ended
	As of September 30, 2008				September 30, 2008		September 30, 2008 (a)
			Percentage	Total
	Number of	Number of	of Total	Carrying	Average	Total Income	Average	Total Income
	Apartment	Apartment	Carrying	Value	Physical	per Occupied	Physical	per Occupied
	Communities	Homes	Value	(in thousands)	Occupancy	Home (b)	Occupancy	Home (b)
SAME COMMUNITIES

WESTERN REGION
Orange Co., CA	13	4,067	12.4%	$704,205	95.2%	$1,599	95.0%	$1,587
San Francisco, CA	8	1,768	5.4%	307,750	96.5%	1,853	96.4%	1,823
Monterey Peninsula, CA	7	1,565	2.6%	147,850	96.7%	1,094	95.5%	1,054
Los Angeles, CA	5	1,052	3.2%	184,520	94.9%	1,529	95.2%	1,539
San Diego, CA	5	1,123	3.0%	169,997	95.5%	1,406	95.0%	1,382
Seattle, WA	7	1,270	2.6%	148,678	96.3%	1,206	95.5%	1,127
Inland Empire, CA	3	1,074	2.6%	148,523	93.8%	1,317	92.7%	1,164
Sacramento, CA	2	914	1.2%	66,596	93.9%	930	90.6%	924
Portland, OR	3	716	1.1%	65,465	95.3%	1,002	94.1%	987

MID-ATLANTIC REGION
Metropolitan DC	7	2,050	4.4%	253,825	96.9%	1,417	96.6%	1,319
Richmond, VA	6	1,958	2.6%	151,065	96.3%	1,023	95.9%	1,005
Baltimore, MD	8	1,556	2.6%	150,462	96.8%	1,186	96.6%	1,175
Norfolk, VA	6	1,438	1.4%	79,922	94.5%	960	94.8%	968
Other Mid-Atlantic	5	1,132	1.3%	74,162	95.9%	1,033	94.4%	1,035

SOUTHEASTERN REGION
Tampa, FL	9	3,081	3.9%	224,862	94.3%	952	94.5%	957
Orlando, FL	9	2,500	3.2%	183,929	92.1%	963	92.0%	973
Nashville, TN	7	1,874	2.4%	137,934	95.5%	891	95.6%	879
Jacksonville, FL	4	1,557	2.0%	116,870	94.7%	862	94.7%	869
Other Florida	3	976	1.6%	94,107	93.9%	1,063	93.7%	1,072

SOUTHWESTERN REGION
Phoenix, AZ	3	914	1.2%	69,518	93.3%	946	94.2%	956
Austin, TX	1	250	0.4%	20,181	98.0%	978	97.3%	969
Dallas, TX	1	305	1.1%	61,243	95.5%	1,647	93.2%	1,638

Total/Average Same Communities	122	33,140	62.2%	3,561,664	95.1%	$1,193	94.8%	$1,175

Non-Matures, Commercial Properties and Other	35	10,557	34.9%	1,993,617

Total Real Estate Held for Investment	157	43,697	97.1%	5,555,281

Held for Disposition	2	526	0.8%	48,056
Real Estate Under Development (c)	—	—	2.1%	121,557

Total	159	44,223	100.0%	$5,724,894

(a)	The same community population for the nine months ended September 30, 2008 includes 32,124 homes.

(b)	Total Income per Occupied Home represents total revenues per weighted average number of apartment homes occupied.

(c)	The Company is currently developing six wholly-owned communities with 2,047 apartment homes that have not yet been completed.

Liquidity and Capital Resources
Liquidity is the ability to meet present and future financial obligations either through operating cash flows, the sale or maturity of existing assets, or by the acquisition of additional funds through capital management. Both the coordination of asset and liability maturities and effective capital management are important to the maintenance of liquidity. Our primary source of liquidity is our cash flow from operations as determined by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment homes. We routinely use our unsecured bank credit facility to temporarily fund certain investing and financing activities prior to arranging for longer-term financing or the issuance of equity securities. In early October 2008, the Company priced and issued 8.0 million shares of our common stock, which resulted in UDR receiving net proceeds of $185.3 million. During the past several years, proceeds from the sale of real estate have been used for both investing and financing activities as we reposition our portfolio.
We expect to meet our short-term liquidity requirements generally through net cash provided by operations and borrowings under credit arrangements. We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, the repayment of financing on development activities, and potential property acquisitions, through long-term secured and unsecured borrowings, the disposition of properties, and the issuance of additional debt or equity securities. We believe that our net cash provided by operations will continue to be adequate to meet both operating requirements and the payment of dividends by the Company in accordance with REIT requirements. Likewise, the budgeted expenditures for improvements and renovations of certain properties are expected to be funded from property operations.
We have a shelf registration statement filed with the Securities and Exchange Commission which provides for the issuance of an indeterminate amount of common stock, preferred stock, debt securities, warrants, purchase contracts and units to facilitate future financing activities in the public capital markets. Access to capital markets is dependent on market conditions at the time of issuance.
Future Capital Needs
Future development expenditures are expected to be funded with proceeds from construction loans, through joint ventures, the use of our unsecured revolving credit facility, the use of proceeds from the issuance of unsecured borrowings, the sale of property and to a lesser extent, with cash flows provided by operating activities. Acquisition activity in strategic markets is expected to be largely financed by the reinvestment of proceeds from the sale of properties and through the issuance of equity and debt securities, the issuance of operating partnership units, and the assumption or placement of secured and/or unsecured debt.
During the remainder of 2008, we have approximately $1.6 million of secured debt and $29.1 million of unsecured debt maturing and we anticipate repaying that debt with cash on hand or borrowings under our secured or unsecured credit facilities.
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
Operating Activities
For the nine months ended September 30, 2008, our cash flow provided by operating activities was $135.4 million compared to $195.1 million for the comparable period in 2007. The decrease in cash flow from operating activities resulted primarily from the decrease in property net operating income from our apartment community portfolio for the nine months ended September 30, 2008. This decrease is primarily due to the decrease in the average number of homes for the nine months ended September 30, 2008 as compared to the comparable period of 2007 (see discussion under “Apartment Community Operations”).
Investing Activities
For the nine months ended September 30, 2008, net cash provided by/(used in) investing activities was $412.8 million as compared to ($28.2) million for the comparable period in 2007. Changes in the level of investing activities from period to period reflects our strategy as it relates to our disposition, acquisition, capital expenditure, and development programs, as well as the impact of the capital markets environment on these activities, all of which are discussed in further detail below.

Acquisitions
For the nine months ended September 30, 2008, we acquired 13 apartment communities with 4,558 apartment homes, which includes 249 homes in development, plus commercial space for certain multi-use properties and three parcels of land for an aggregate consideration of $996.3 million. Our long-term strategic plan is to achieve greater operating efficiencies by investing in fewer, more concentrated markets. As a result, we have been expanding our interests in the Southern California, Northern California, Florida, Metropolitan Washington DC and the Washington State markets over the past several years. Prospectively, any additional acquisitions will be channeled into those markets that we believe will provide the best investment returns. Markets will be targeted based upon defined criteria including high barriers to entry, favorable job formation and low single-family home affordability.
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
During the nine months ended September 30, 2008, $101.1 million or approximately $2,150 per home was spent on capital expenditures for all of our communities, excluding development, condominium conversions and commercial properties. These capital improvements included turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as roofs, siding, parking lots, and asset preservation capital expenditures, which aggregated $20.3 million or $432 per home. In addition, revenue enhancing capital expenditures, kitchen and bath upgrades, upgrades to HVAC equipment, and other extensive exterior/interior upgrades totaled $35.8 million or $762 per home, and major renovations totaled $45.0 million or $956 per home for the nine months ended September 30, 2008.
The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, condominium conversions and commercial properties, for the periods presented:

	Nine months ended September 30,			Nine months ended September 30,
	(dollars in thousands)			(per home)
	2008	2007	% Change	2008	2007	% Change
Turnover capital expenditures	$7,074	$8,239	-14.1%	$150	$147	2.0%
Asset preservation expenditures	13,247	16,233	-18.4%	282	289	-2.4%

Total recurring capital expenditures	20,321	24,472	-17.0%	432	436	-0.9%

Revenue enhancing improvements	35,830	56,346	-36.4%	762	1,002	-24.0%
Major renovations	44,977	49,094	-8.4%	956	873	9.5%

Total capital expenditures	$101,128	$129,912	-22.2%	$2,150	$2,311	-7.0%

Repair and maintenance expense	$24,862	$26,250	-5.3%	$528	$467	13.1%

Total capital expenditures for our communities decreased $28.8 million for the nine months ended September 30, 2008, compared to the comparable period in 2007. This decrease was primarily attributable to the Company’s ongoing repositioning of our real estate portfolio evidenced by our disposition of 86 communities during the nine months ended September 30, 2008. We believe that through our current year acquisitions and development we will be able to reduce our capital expenditures on a per home basis while continuing to selectively add revenue enhancing improvements which we believe will provide a return on investment substantially in excess of our cost of capital. Recurring capital expenditures during 2008 are currently expected to be approximately $650 per home.

Development
Development activity is focused in core markets in which we have strong operations in place or see a strategic opportunity. During the nine months ended September 30, 2008, the Company completed development on three wholly-owned communities with 846 apartment homes that have a carrying value of $62.6 million and acquired two completed pre-sale communities with 571 apartment homes that have a carrying value of $75.0 million. For the nine months ended September 30, 2008, we invested approximately $102.0 million on wholly-owned development projects inclusive of land held for future development, an increase of $32.9 million from the $69.1 million invested in the comparable period in 2007.
Real Estate Under Development
The following wholly-owned apartments were under development as of September 30, 2008:

	Number of	Completed	Cost to	Budgeted	Estimated
	Apartment	Apartment	Date	Cost	Cost	Completion
	Homes	Homes	(in thousands)	(in thousands)	Per Home	Date

RIACHI at One21 - Phase II	200	—	$9,627	$17,900	$89,500	1Q09
Plano, TX
Vintage Lofts (a)	249	—	49,223	52,000	208,835	1Q09
Tampa, FL
Belmont	465	—	23,251	62,900	135,269	2Q10
Dallas, TX
Vitruvian Park	392	—	11,634	66,500	169,643	3Q10
Dallas, TX
Residences at Stadium Village	382	—	16,618	47,400	124,084	1Q10
Surprise, AZ
Tribute	359	—	11,204	46,500	129,526	1Q10
Raleigh, NC

Total wholly-owned apartments	2,047	—	$121,557	$293,200	$143,234

(a)	The Vintage Lofts community was acquired by the Company under a pre-sale agreement during the three months ended September 30, 2008.
UDR has entered into two contracts with third parties to purchase apartment communities upon completion of their development, which will be recorded at that time. Provided that the developers of the respective properties meet certain conditions, UDR will purchase these communities for an aggregate of approximately $93.0 million. These apartment communities are expected to be completed at various times between the fourth quarter of 2009 and the fourth quarter of 2010.
UDR has identified two wholly-owned communities that management believes would be developed if financing becomes available under favorable terms. The carrying value of these communities is $63.9 million as of September 30, 2008, and they are classified as real estate held for investment.
UDR has five current operating properties that the Company believes may at some point be demolished and replaced by new, larger communities on each site. The Company will continue to monitor the economics of the sub-markets and determine the optimal time to commence the development activities. The carrying value of these communities is $142.9 million and they are classified as real estate held for investment.
UDR has three parcels that the Company is currently seeking entitlements and preparing for development, although no development has occurred as of September 30, 2008. These parcels all are located in Southern California and have a carrying value of $29.8 million.

Consolidated Joint Ventures
In June 2006, we completed the formation of a development joint venture that invested approximately $138 million to develop one apartment community with 298 apartment homes in Marina del Rey, California. UDR is the financial partner and is responsible for funding the costs of development, which will result in the Company receiving a preferred return ranging from 7% to 8.5% depending on the operating results of the joint venture before our partner receives a 50% participation in the returns of the joint venture. Our initial investment was $27.0 million. Our investment in the joint venture as of September 30, 2008 was $25.9 million. The project was completed in the third quarter of 2008 and is currently in lease up.
The following consolidated joint venture project had development completed during the nine months ended September 30, 2008:

	Number of	Completed	Cost to	Budgeted	Actual
	Apartment	Apartment	Date	Cost	Cost
	Homes	Homes	(In thousands)	(In thousands)	Per Home

Jefferson at Marina del Rey
Marina del Rey, CA	298	298	$138,097	$138,000	$463,413
Unconsolidated Development Joint Ventures
The Company will enter into joint venture arrangements when deemed prudent by management as a means to hedge our economic exposure to any single property or sub-market. In November 2007, UDR and an unaffiliated third party formed a joint venture which owns and operates various properties located in Texas. On the closing date, UDR sold nine operating properties, consisting of 3,690 units, and contributed one property under development to the joint venture. The property under development has 302 units and was completed in the third quarter of 2008 and commenced lease up at that time. UDR contributed cash and property equal to 20% of the fair value of the properties. The unaffiliated member contributed cash equal to 80% of the fair value of the properties comprising the joint venture, which was then used to purchase the nine operating properties from UDR. Our initial investment was $20.4 million. Our investment at September 30, 2008, and December 31, 2007 was $16.8 million and $20.1 million, respectively. In addition, during the three months ended September 30, 2008 UDR received payment in full for a note receivable of $18.8 million from the joint venture.
UDR is a partner in a joint venture which will develop 274 apartment homes in the central business district of Bellevue, Washington. Construction began in the fourth quarter of 2006 and is scheduled for completion in the third quarter of 2009. At closing, we owned 49% of the joint venture. Our initial investment was $10.0 million. Our investment at September 30, 2008 and December 31, 2007 was $9.2 million and $8.9 million, respectively.
The following unconsolidated joint venture was under development at September 30, 2008 (based on UDR’s 49% ownership interest):

	Number of	Completed	Cost to	Budgeted	Estimated
	Apartment	Apartment	Date	Cost	Cost	Completion
	Homes	Homes	(in thousands)	(in thousands)	Per Home	Date

Ashwood Commons Bellevue, WA	274	—	$36,528	$49,000	$178,832	3Q09

In addition to Ashwood Commons, UDR is a partner in a joint venture to develop a site in Bellevue, Washington. At closing, we owned 49% of the joint venture which the Company proposes to develop that will include a 430 home high rise apartment building with ground floor retail. Our initial investment was $5.7 million. The project is currently ongoing and will commence construction once favorable financing has been obtained. Our investment at September 30, 2008 and December 31, 2007, was $10.3 million and $8.1 million, respectively.
The following unconsolidated joint venture was to be developed subject to financing at September 30, 2008 (based on UDR’s 49% ownership interest):

	Number of	Completed	Cost to	Budgeted	Estimated
	Apartment	Apartment	Date	Cost	Cost	Completion
	Homes	Homes	(in thousands)	(in thousands)	Per Home	Date

Bellevue Plaza Bellevue, WA	430	—	$20,366	$66,150	$153,837	TBD

Disposition of Investments
During the nine months ended September 30, 2008, UDR sold 86 communities with a total of 25,684 apartment homes, for a gross consideration of $1.7 billion, 53 condominiums from two communities with a total of 640 condominiums for a gross consideration of $6.9 million, one parcel of land for gross proceeds of $1.6 million and one commercial property for gross proceeds of $6.5 million. We recognized after-tax gains for financial reporting purposes of $787.1 million on these sales. Proceeds from the sales were used primarily to reduce debt and to acquire new communities.
As a result of the Company’s disposition activities, the Company believes it will declare a special dividend payable to holders of our common stock before the end of the year.
In conjunction with the sale of the 86 properties, UDR received a note in the amount of $200 million. The note matures on March 31, 2014, may be pre-paid beginning on May 3, 2009, bears interest at a fixed rate of 7.5% per annum and is secured by a pledge and security agreement and a guarantee from the buyer’s parent company.
We plan to continue to pursue our strategy of exiting markets where long-term growth prospects are limited and redeploying capital into markets we believe will provide the best investment returns.
Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2008, was $548.6 million as compared to $166.7 million for the comparable period in 2007. As part of the plan to improve our balance sheet, we utilized proceeds from dispositions to pay down existing debt, retire our debt and purchase new properties.
The following is a summary of our significant financing activities for the nine months ended September 30, 2008:
•	Repaid $75.5 million of secured debt and $560.4 million of unsecured debt. The $560.4 million of unsecured debt consisted of a $193.4 million payment for the revolving credit facility, $246.8 million for maturing debt instruments and $120.2 million for the repurchase of medium-term notes.

•	In January 2008, our Board of Directors authorized a new 15 million share repurchase program. This program is in addition to our already existing 10 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. During the nine months ended September 30, 2008, we repurchased 5,999,700 shares of UDR common stock at an average price per share of $23.43 under our share repurchase programs.

•	Closed on a $240 million, two-year unsecured term loan facility. Proceeds were used to redeem $200 million of 4.5% medium term notes that were due in March 2008, and the remaining $40 million was used for general corporate purposes.

•	Repurchased 969,300 shares for $20.3 million of our Series G Cumulative Redeemable Shares for less than their liquidation value of $24.2 million.
In October 2008, the Company executed a non-binding term sheet with Fannie Mae on an expanded credit facility with a maximum commitment of $300 million. The new facility is expected to provide an initial loan advance of approximately $225 million, which will be used to prepay an existing $139 million facility that matures in April 2010. The Company believes that the new facility will fund in November.
Credit Facilities
We have four secured revolving credit facilities with Fannie Mae with an aggregate commitment of $748.9 million. As of September 30, 2008, $725.8 million was outstanding under the Fannie Mae credit facilities. The Fannie Mae credit facilities are for an initial term of ten years, bear interest at floating and fixed rates, and certain of the credit facilities can be extended for an additional five years at our option. We have $581.3 million of the funded balance fixed at a weighted average interest rate of 5.9% and the remaining balance on these facilities is currently at a weighted average variable rate of 3.6%.
We have a $600 million unsecured revolving credit facility that matures on July 26, 2012. Under certain circumstances, we may increase the $600 million credit facility to $750 million. Based on our current credit rating, the $600 million credit facility carries an interest rate equal to LIBOR plus a spread of 47.5 basis points. Under a competitive bid feature and for so long as we maintain an Investment Grade Rating, we have the right under the $600 million credit facility to bid out 50% of the commitment amount and we can bid out 100% of the commitment amount once per quarter. As of September 30, 2008, we had $116.1 million of borrowings outstanding under the credit facility leaving $483.9 million of unused capacity. Subsequent to September 30, 2008, a portion of the proceeds received by the Company from the sale of our common stock were utilized to reduce our obligation under the unsecured revolving credit facility to zero.
The Fannie Mae credit facility and the bank revolving credit facility are subject to customary financial covenants and limitations.
Information concerning short-term bank borrowings under our bank credit facility is summarized in the table that follows (dollars in thousands):

	Nine Months Ended	Twelve Months Ended
	September 30, 2008	December 31, 2007
Total revolving credit facility	$600,000	$600,000
Borrowings outstanding at end of period	116,100	309,500
Weighted average daily borrowings during the period	110,371	222,216
Maximum daily borrowings during the period	587,400	408,400
Weighted average interest rate during the period	4.1%	5.6%
Weighted average interest rate at end of period	3.6%	5.4%

Derivative Instruments
As part of UDR’s overall interest rate risk management strategy, we use derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. UDR’s derivative transactions used for interest rate risk management includes interest rate swaps with indexes that relate to the pricing of specific financial instrument of UDR. We believe that we have appropriately controlled our interest rate risk through the use of derivative instruments so that there will not be any material unintended effect on consolidated earnings. Derivative contracts did not have a material impact on the results of operations during the three and nine months ended September 30, 2008 (see Note 8 — Financial Instruments).
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

The following table outlines our FFO calculation and reconciliation to generally accepted accounting principles for the three and nine months ended September 30, 2008 and 2007 (dollars and shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net (loss)/income	$(8,373)	$78,829	$717,751	$117,358
Adjustments:
Distributions to preferred stockholders	(2,920)	(3,260)	(9,338)	(10,726)
Real estate depreciation and amortization, including discontinued operations	65,551	64,790	180,493	193,267
Minority interest, including discontinued operations	(384)	4,327	48,775	6,024
Real estate depreciation and amortization on unconsolidated joint ventures	1,302	338	3,364	1,173
Net gains on the sale of depreciable property, excluding RE3	(6,566)	(77,267)	(787,555)	(117,086)

Funds from operations — basic	$48,610	$67,757	$153,490	$190,010

Distributions to preferred stockholders — Series E (Convertible)	931	931	2,793	2,793

Funds from operations — diluted	$49,541	$68,688	$156,283	$192,803

Weighted average number of common shares and OP Units outstanding — basic	135,685	141,311	137,532	142,167

Weighted average number of common shares and OP Units outstanding — diluted	139,098	146,502	140,914	147,592
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

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Weighted average number of common shares and OP units outstanding basic	135,685	141,311	137,532	142,167
Weighted average number of OP units outstanding	(8,840)	(7,457)	(8,898)	(7,805)

Weighted average number of common shares outstanding — basic per the Consolidated Statement of Operations	126,845	133,854	128,634	134,362

Weighted average number of common shares, OP units, and common stock equivalents outstanding — diluted	139,098	146,502	140,914	147,592
Weighted average number of OP units outstanding	(8,840)	(7,457)	(8,898)	(7,805)
Weighted average incremental shares from assumed conversion of stock options	(463)	(667)	(454)	(729)
Weighted average incremental shares from unvested restricted stock	(146)	(92)	(124)	(175)
Weighted average incremental shares from assumed conversion of $250 million convertible debt	—	—	—	(89)
Weighted average number of Series A OPPSs outstanding	—	(1,628)	—	(1,628)
Weighted average number of Series E preferred shares outstanding	(2,804)	(2,804)	(2,804)	(2,804)

Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	126,845	133,854	128,634	134,362

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
A presentation of cash flow metrics based on generally accepted accounting principles is as follows for the nine months ended September 30, (dollars in thousands):

	Nine Months Ended
	September 30,
	2008	2007

Net cash provided by operating activities	$135,404	$195,075
Net cash provided by/(used in) investing activities	412,808	(28,179)
Net cash used in financing activities	(548,570)	(166,686)

Results of Operations
The following discussion includes the results of both continuing and discontinued operations for the periods presented.
Net (Losses)/Income Available to Common Stockholders
Net loss available to common stockholders was ($8.2) million (($0.06) per diluted share) for the three months ended September 30, 2008, as compared to net income of $75.6 million ($0.56 per diluted share) for the comparable period in the prior year. The decrease for the three months ended September 30, 2008, when compared to the same period in 2007, resulted primarily from the following item, which is discussed in further detail elsewhere within this report:
•	a reduction in net operating income, inclusive of discontinued operations in the current year due to the Company’s significant disposition activities occurring during 2008. The Company completed the reinvesting the proceeds during the three months ended September 30, 2008, which should increase net operating income on a prospective basis, and

•	a reduction in the Company’s disposition activities and the associated gains during the three months ended September 30, 2008 relative to the prior year. The Company does not believe it will have significant disposition activity during the remainder of 2008.
The reduction in net operating income was offset by the following:
•	a decrease in depreciation and amortization expense on our real estate owned due to 2008 dispositions,

•	a decrease in interest expense due to a reduction in corporate debt and the Company recording a gain on extinguishment of debt on the repurchase of a portion of our outstanding senior unsecured notes, which is presented as a reduction to interest expense, and

•	a benefit associated with the Company’s redemption of 969,300 shares of our Series G Cumulative Redeemable Shares.
Net income available to common stockholders was $711.5 million ($5.53 per diluted share) for the nine months ended September 30, 2008, as compared to $104.4 million ($0.78 per diluted share) for the comparable period in the prior year. The increase for the nine months ended September 30, 2008, when compared to the same period in 2007, resulted primarily from the following items, all of which are discussed in further detail elsewhere within this report:
•	a significant increase in gains recognized from the sale of depreciable property,

•	a decrease in real estate depreciation and amortization expense, and

•	a decrease in interest expense.
These increases in income were partially offset by the following:
•	a reduction in net operating income, inclusive of discontinued operations due to the Company’s dispositions, and

•	an increase in minority interest expense.

Apartment Community Operations
The following table summarizes the operating performance of our total apartment portfolio for each of the periods presented (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	% Change	2008	2007	% Change

Property rental income	$146,086	$188,771	-22.6%	$452,080	$555,224	-18.6%
Property operating expense (a)	(51,612)	(67,317)	-23.3%	(155,148)	(199,822)	-22.4%

Property net operating income	$94,474	$121,454	-22.2%	$296,932	$355,402	-16.5%

(a)	Excludes depreciation, amortization and property management expenses.
The following table is our reconciliation of property net operating income to net income as reflected on the Consolidated Statements of Operations for the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Property net operating income	$94,474	$121,454	$296,932	$355,402
Commercial net operating income	1,131	581	897	2,712
Non-property income	10,798	6,295	27,029	15,387
Depreciation and amortization	(66,691)	(65,627)	(183,506)	(195,628)
Interest	(37,357)	(46,130)	(112,470)	(133,082)
General and administrative and property management	(13,890)	(13,999)	(42,008)	(43,708)
Other expenses	(1,991)	(321)	(4,026)	(1,211)
Loss from unconsolidated entities	(1,897)	(335)	(3,286)	(869)
Net gain on sale of land and depreciable property	6,705	81,283	787,100	124,491
Minority interests	345	(4,372)	(48,911)	(6,136)

Net (loss)/income per the Consolidated Statement of Operations	$(8,373)	$78,829	$717,751	$117,358

Same Communities
Our same communities (those communities acquired, developed, and stabilized prior to September 30, 2007, and held on September 30, 2008, which consisted of 33,140 apartment homes) provided 80% of our property net operating income for the three months ended September 30, 2008.
For the third quarter of 2008, same community properties net operating income increased 1.9% or $1.4 million compared to the same period in 2007. The increase in property net operating income was primarily attributable to a 3.4% or $3.7 million increase in revenues from rental and other income as the Company continues to increase rents per home. The increase in revenues from rental and other income was primarily driven by a 1.2% or $1.3 million increase in rental rates, a 74.0% or $1.1 million decrease in rental concessions, a 9.7% or $519,000 decrease in vacancy loss, and a 14.3% or $541,000 increase in reimbursement income. Physical occupancy increased from 95.0% to 95.1% and total income per occupied home increased $37 to $1,193.
Property operating expenses increased by 6.6% or $2.3 million during the third quarter of 2008 compared to the same period in 2007. The increase in property operating expenses was primarily driven by a 58.7% or $1.0 million increase in insurance expense due to claims incurred by the Company, a 7.8% or $665,000 increase in personnel costs including bonuses, a 3.4% or $354,000 increase in real estate taxes and a 6.7% or $362,000 increase in utility costs.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) decreased to 67.0% as compared to 67.9% in the comparable period in the prior year.
Our same communities (those communities acquired, developed, and stabilized prior to January 1, 2007, and held on September 30, 2008, which consisted of 32,124 apartment homes) provided 77% of our property net operating income for the nine months ended September 30, 2008.
For nine months ended September 30, 2008, our same community properties net operating income increased 5.3% or $11.1 million compared to the same period in 2007. The increase in property net operating income was primarily attributable to a 4.1% or $12.8 million increase in revenues from rental and other income offset by a 1.7% or $1.7 million increase in operating expenses. The increase in revenues from rental and other income was primarily driven by a 1.7% or $5.4 million increase in rental rates, an 80.0% or $3.9 million decrease in rental concessions, an 8.5% or $1.4 million decrease in vacancy loss and a 13.6% or $1.5 million increase in reimbursement income. Physical occupancy increased from 94.6% to 94.8% and total income per occupied home increased $44 to $1,175.
The increase in property operating expenses was primarily driven by a 4.1% or $1.2 million increase in real estate taxes, a 5.3% or $1.3 million increase in personnel costs including bonuses, a 4.3% or $656,000 increase in utilities partially offset by a 26.5% or $1.5 million decrease in insurance expense.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 68.3% as compared to 67.3% in the comparable period in the prior year.
Non-Mature Communities
The remaining 20% or $18.9 million and 23% or $67.8 million of our property net operating income during the three and nine months ended September 30, 2008, was generated from communities that we classify as “non-mature communities.” UDR’s non-mature communities consist primarily of sold properties, properties classified as real estate held for disposition, communities acquired or developed in 2007 and 2008, redevelopment properties, and condominium properties. The largest components of our non-mature portfolio for the three and nine months ended September 30, 2008 are our sold properties and communities acquired. For the three and nine months ended September 30, 2008, acquisitions represented $12.7 million and $26.7 million, respectively of property net operating income.

Other Income
For the three and nine months ended September 30, 2008, significant amounts reflected in other income include: interest income from a note for $200 million that the Company received related to the disposition of 86 properties during 2008, interest from uninvested 1031 proceeds, income tax benefit from the Company’s TRS, and fees earned for both recurring and non-recurring items related to the Company’s joint ventures. At September 30, 2008, the Company had redeployed all 1031 proceeds.
Real Estate Depreciation and Amortization
For the three and nine months ended September 30, 2008, real estate depreciation and amortization on both continuing and discontinued operations increased 1.2% or $761,000 and decreased 6.6% or $12.8 million, respectively as compared to the comparable period in 2007. The increase in real estate depreciation and amortization for the three months ended September 30, 2008 is due to the Company’s acquisition activity during the year, which includes a portion of the purchase price allocated to intangible assets upon acquisition of a community and the associated amortization of the majority of the acquired intangibles over a period of less than one year. The decrease in depreciation and amortization for the nine months ended September 30, 2008 is a result of the Company ceasing depreciation on properties deemed as held for sale, which is partially offset by amortization incurred for the portion of acquisitions acquired in 2008 allocated to intangible assets. Real estate depreciation and amortization for the three and nine months ended September 30, 2008 from continuing operations increased 35.9% or $17.3 million and 28.5% or $40.1 million, respectively as compared to the comparable period in 2007 primarily due to acquisitions and capital expenditures.
Interest Expense
For the three months ended September 30, 2008, interest expense on both continuing and discontinued operations decreased 19.0% or $8.8 million as compared to the comparable period in 2007. This decrease is primarily due to the Company reducing its total debt outstanding and a $2.5 million gain recognized on debt extinguishment upon the redemption of senior unsecured notes with a notional amount of $26.7 million.
For the nine months ended September 30, 2008, interest expense on both continuing and discontinued operations decreased 15.5% or $20.6 million as compared to the comparable period in 2007. This decrease is primarily due to the Company reducing its total debt outstanding and a $8.9 million gain on debt extinguishment recognized upon the redemption of senior unsecured notes with a notional amount of $129.1 million.
For the nine months ended September 30, 2008, the weighted average interest rate decreased from 5.4% in 2007 to 5.0% in 2008. The decrease in the weighted average interest rate during 2008 reflects short-term bank borrowings and variable rate debt that had lower interest rates in 2008 when compared to the same period in 2007.
General and Administrative
For the three months ended September 30, 2008, general and administrative expenses increased 11.9% or $1.0 million as compared to the comparable period in 2007. For the nine months ended September 30, 2008, general and administrative expenses increased 4.2% or $1.2 million as compared to the comparable period in 2007. The increase was due to a number of factors, none of which were significant.
Gains on the Sales of Depreciable Property
For the three months ended September 30, 2008, we recognized after-tax gains for financial reporting purposes of $6.7 million as compared to $81.3 million for the comparable period in 2007. Changes in the level of gains recognized from period to period reflect the changing level of our divestiture activity from period to period, as well as the extent of gains related to specific properties sold.

For the nine months ended September 30, 2008, we recognized after-tax gains for financial reporting purposes of $787.1 million as compared to $124.5 million for the comparable period in 2007. The significant increase in gains on disposition for the nine months ended September 30, 2008 is a result of the sale of 86 communities generally located in non-core markets as the Company repositions our real estate portfolio.
Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the nine months ended September 30, 2008.
Off-Balance Sheet Arrangements
UDR has entered into two contracts to purchase apartment communities upon completion of their development, which will be recorded at that time. Provided that the developers of the respective properties meet certain conditions, UDR will purchase these communities for an aggregate of approximately $93 million. These apartment communities are expected to be completed at various times between the fourth quarter of 2009 and the fourth quarter of 2010.
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
See our Annual Report on Form 10-K for the year ended December 31, 2007 “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of September 30, 2008, our market risk has not changed materially from the amounts reported on our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 4. CONTROLS AND PROCEDURES
As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. In addition, our Chief Executive Officer and our Chief Financial Officer concluded that during the quarter ended September 30, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
New Acquisitions, Developments and Condominium Projects May Not Achieve Anticipated Results. We intend to continue to selectively acquire apartment communities that meet our investment criteria and to develop apartment communities for rental operations as well as to convert properties into condominiums. Our acquisition, development and condominium activities and their success are subject to the following risks:
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
Disruptions in financial markets may adversely impact availability and cost of credit and impact on our tenant base. As noted in other risks identified above, our ability to make scheduled payments or to refinance debt obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business and other factors beyond our control. Despite the current mortgage crisis and disruptions in the financial markets, including the bankruptcy or restructuring of certain financial institutions, we believe the lenders participating in our revolving credit facility will be willing and able to provide financing in accordance with their contractual obligations. However, the current economic environment may adversely impact the availability and cost of credit in the future.

Disruptions in the financial markets may have an adverse effect on the U.S. and world economy, which could negatively our impact business. Current tightening of credit in financial markets and increasing unemployment may also adversely affect the ability of tenants to meet their contractual obligations and for the Company to continue increasing rents on a prospective basis.
The soundness of financial institutions could adversely affect us. We have relationships with many financial institutions, including lenders under our credit facilities, and, from time to time, we execute transactions with counterparties in the financial services industry. As a result, defaults by, or even rumors or questions about, financial institutions or the financial services industry generally, could result in losses or defaults by these institutions. In the event that the volatility of the financial markets adversely affects these financial institutions or counterparties, we or other parties to the transactions with us may be unable to complete transactions as intended, which could adversely affect our business and results of operations.
Development and Construction Risks Could Impact Our Profitability. We intend to continue to develop and construct apartment communities. Development activities may be conducted through wholly owned affiliated companies or through joint ventures with unaffiliated parties. Our development and construction activities may be exposed to the following risks:
•	we may be unable to obtain construction financing for our development activities under favorable terms, including but not limited to interest rates, maturity dates and/or loan to value ratios, which could cause us to delay or even abandon potential developments,

•	we may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, which could result in increased development costs and could require us to abandon our activities entirely with respect to a project for which we are unable to obtain permits or authorizations,

•	if we are unable to find joint venture partners to help fund the development of a community or otherwise obtain acceptable financing for the developments, our development capacity may be limited,

•	we may abandon development opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring such opportunities,

•	we may be unable to complete construction and lease-up of a community on schedule, or incur development or construction costs that exceed our original estimates, and we may be unable to charge rents that would compensate for any increase in such costs,

•	occupancy rates and rents at a newly developed community may fluctuate depending on a number of factors, including market and economic conditions, preventing us from meeting our profitability goals for that community, and

•	when we sell to third parties homes or properties that we developed or renovated, we may be subject to warranty or construction defect claims that are uninsured or exceed the limits of our insurance.
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
Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of September 30, 2008, we had approximately $419.3 million of variable rate indebtedness outstanding, which constitutes approximately 12.5% of our total outstanding indebtedness as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of our common and preferred stock and debt securities.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchase of Equity Securities
In February 2006, our Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. As reflected in the table below, 400,000 shares of common stock were repurchased under these programs during the quarter ended September 30, 2008. For the nine months ended September 30, 2008, the Company repurchased 5,999,700 shares of our common stock under these programs.

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as	that May Yet
	Total Number	Average	Part of Publicly	Be Purchased
	of Shares	Price	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs (1)
Beginning Balance	8,714,200	$24.03	8,714,200	16,285,800
July 1, 2008 through July 31, 2008	400,000	22.55	9,114,200	15,885,800
August 1, 2008 through August 31, 2008	—	—	—	15,885,800
September 1, 2008 through September 30, 2008	—	—		15,885,800

Balance as of September 30, 2008	9,114,200	$23.97	9,114,200	15,885,800

(1)	This number reflects the amount of shares that were available for purchase under our 10 million share repurchase program in effect on December 31, 2007 and our 15 million share repurchase program announced on January 31, 2008.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5. OTHER INFORMATION
No other information is required to be disclosed for the period ended September 30, 2008 that has not been disclosed in a report on Form 8-K.
Item 6. EXHIBITS
The exhibits filed or furnished with this report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc.
(registrant)

Date: November 7, 2008	/s/ David L. Messenger
David L. Messenger Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description

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

10.1	*
Letter Agreement between the Company and Warren L. Troupe (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 22, 2008 and filed with the SEC on February 27, 2008 (Commission File No. 001-10524)).

10.2	*
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