Form 10-K
period 2008-12-31
UDR, Inc.
filed 2009-02-26
CIK 74208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the shares of common stock held by non-affiliates on June 30, 2008 was approximately $1.8 billion. This calculation excludes shares of common stock held by the registrant’s officers and directors and each person known by the registrant to beneficially own more than 5% of the registrant’s outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose. As of February 13, 2009 there were 148,816,685 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 12, 2009.

PART I

Item 1.	BUSINESS

General

UDR, Inc. is a self administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities nationwide. At December 31, 2008, our wholly-owned apartment portfolio included 161 communities located in 23 markets, with a total of 44,388 completed apartment homes. In addition, we have an ownership interest in 4,158 apartment units through joint ventures.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, which we refer to in this Report as the “Code”. To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gain) to our stockholders annually. As a qualified REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on our net income to the extent we distribute such net income to our stockholders annually. In 2008, we declared total distributions on an adjusted basis of $2.11 per common share and a dividend of $0.89 per common share to our stockholders due to our disposition activities during 2008, which on a pre-adjusted dividend basis is $2.28 per common share, inclusive of a special dividend of $0.96 per common share to our stockholders. A detailed discussion of the special dividend and the accounting ramifications is included below under the heading “Special Dividend”.

	Dividends Declared in 2008		Dividends Paid in 2008
	Unadjusted	Adjusted	Unadjusted	Adjusted

First Quarter	$0.330	$0.305	$0.330	$0.305
Second Quarter	0.330	0.305	0.330	0.305
Third Quarter	0.330	0.305	0.330	0.305
Fourth Quarter	1.290	1.190	0.330	0.305

Total	$2.280	$2.105	$1.320	$1.220

We were formed in 1972 as a Virginia corporation. In June 2003, we changed our state of incorporation from Virginia to Maryland. Our corporate offices are located at 1745 Shea Center Drive, Suite 200, Highlands Ranch, Colorado. As of February 12, 2009, we had 1,264 full-time employees and 74 part-time employees.

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

Business Objectives

Our principal business objective is to maximize the economic returns of our apartment communities to provide our stockholders with the greatest possible total return and value. To achieve this objective, we intend to continue to pursue the following goals and strategies:

•	own and operate apartments in markets that have the best growth prospects based on favorable job formation and low home affordability, thus enhancing stability and predictability of returns to our stockholders;

•	manage real estate cycles by taking an opportunistic approach to buying, selling, and building apartment communities;

•	empower site associates to manage our communities efficiently and effectively;

•	measure and reward associates based on specific performance targets; and

•	manage our capital structure to ensure predictability of earnings and dividends.

2008 Accomplishments

•	We closed on a two-year unsecured term loan of $240 million of which $200 million was swapped into a fixed rate of 3.61% and $40 million has a rate of LIBOR plus 85 basis points. Proceeds from this loan were used to redeem maturing debt.

•	We closed on a $400 million credit facility which matures November 2018. At December 31, 2008, we had $224.8 million outstanding on the facility — $70.0 million at a fixed interest rate of 5.85% and $154.8 million at a variable interest rate, fixed with two- and three-year LIBOR swaps at an average rate of 4.32%. The Company has five years to draw on the additional $175.2 million of capacity.

•	We sold 8,661,201 shares of common stock adjusted for the special dividend (8,000,000 shares of common stock on an unadjusted basis) in a public offering, resulting in gross proceeds to us of $194.0 million, which were in part used to reduce corporate debt.

•	We completed development on two wholly-owned communities consisting of 644 apartment homes with an aggregate carrying value of $44.4 million.

•	We acquired 4,558 apartment homes in 13 communities for approximately $976.3 million, two parcels of land for $20.0 million, certain rights held by joint venture partner for $1.5 million and a retail property for $19.2 million.

•	We sold 86 communities with a total of 25,684 apartment homes for gross consideration of $1.7 billion.

UDR’s Strategies and Vision

UDR previously announced its vision to be the innovative multifamily public real estate investment of choice. We identified the following strategies to guide decision-making and accelerated growth:

1. Strengthen our portfolio

2. Continually improve operations

3. Maintain access to low-cost capital

Strengthen our Portfolio

UDR is focused on increasing its presence in markets with favorable job formation, low housing affordability, and a favorable demand/supply ratio for multifamily housing. Portfolio decisions consider third-party research, taking into account job growth, multifamily permitting and housing affordability.

In 2008, UDR sold a portfolio of properties in 86 communities for total consideration of approximately $1.7 billion. This portfolio sale dramatically accelerated our transformation to focus on markets that have the best growth prospects based on favorable job formation and low single-family home affordability. At December 31, 2008, approximately 56.6% of the Company’s same store net operating income was provided by our communities located in California, Washington, Oregon and Metropolitan Washington, D.C.

Acquisitions

During 2008, in conjunction with our strategy to strengthen our portfolio, UDR acquired 13 communities with 4,558 apartment homes at a total cost of approximately $976.3 million, including the assumption of secured debt. In addition, we purchased two parcels of land for $20.0 million, acquired certain rights held by a joint venture partner for $1.5 million in a consolidated operating joint venture and acquired a retail property for $19.2 million. UDR targets apartment community acquisitions in markets where job growth expectations are above the national average, home affordability is low, and the demand/supply ratio for multi-family housing is favorable.

When evaluating potential acquisitions, we consider:

•	population growth, cost of alternative housing, overall potential for economic growth and the tax and regulatory environment of the community in which the property is located;

•	geographic location, including proximity to our existing communities which can deliver significant economies of scale;

•	construction quality, condition and design of the community;

•	current and projected cash flow of the property and the ability to increase cash flow;

•	potential for capital appreciation of the property;

•	ability to increase the value and profitability of the property through upgrades and repositioning;

•	terms of resident leases, including the potential for rent increases;

•	occupancy and demand by residents for properties of a similar type in the vicinity;

•	prospects for liquidity through sale, financing, or refinancing of the property; and

•	competition from existing multifamily communities and the potential for the construction of new multifamily properties in the area.

The following table summarizes our apartment acquisitions and our year-end ownership position for the past five years (dollars in thousands):

	2008	2007	2006	2005	2004

Homes acquired	4,558	2,671	2,763	2,561	8,060
Homes owned at December 31	44,388	65,867	70,339	74,875	78,855
Total real estate owned, at cost	$5,831,753	$5,956,481	$5,820,122	$5,512,424	$5,243,296

Dispositions

We regularly monitor and adjust our assets to increase the quality and performance of our portfolio. During 2008, as a major step in our portfolio repositioning, we sold 25,684 of our slower growing, non-core apartment homes while exiting some markets, specifically Arkansas, Delaware, Ohio, and South Carolina in an effort to increase the quality and performance of our portfolio. Proceeds from the disposition program were used primarily to reduce debt and fund acquisitions.

Factors we consider in deciding whether to dispose of a property include:

•	current market price for an asset compared to projected economics for that asset;

•	potential increases in new construction in the market area;

•	areas where the economy is not expected to grow substantially; and

•	markets where we do not intend to establish long-term concentration.

Development Activities

The following wholly owned projects were under development as of December 31, 2008:

	Number of	Completed	Cost to	Budgeted	Estimated	Expected
	Apartment	Apartment	Date	Cost	Cost	Completion
	Homes	Homes	(In thousands)	(In thousands)	Per Home	Date

Riachi at One21 — Phase II Plano, TX	200	56	$13,602	$17,900	$89,500	1Q09
Vintage Lofts Tampa, FL	249	109	51,470	52,000	208,835	1Q09
Belmont Dallas, TX	465	—	32,108	62,900	135,269	2Q10
Residences at Stadium Village Surprise, AZ	382	—	25,698	47,400	124,084	1Q10
Tribute Raleigh, NC	359	—	15,242	46,500	129,526	1Q10
Vitruvian Park Dallas, TX	392	—	19,061	66,500	169,643	3Q10
Signal Hill Woodbridge, VA	360	—	29,642	82,700	229,722	3Q10

	2,407	165	$186,823	$375,900	$156,170

Redevelopment Activities

During 2008, we continued to reposition properties in targeted markets where we concluded there was an opportunity to add value. Major renovations totaled $51.8 million or $1,123 per average stabilized home for the year ended December 31, 2008.

Joint Venture Activities

During 2008, we completed the development of an apartment community located in Marina del Rey, CA with 298 apartment homes and a carrying value of $139.3 million. The apartment community is currently in lease-up. In December 2008, we acquired our joint venture partner’s interest in their profit participation and terminated the property management agreement that had approximately two years remaining on the pre-existing contract.

The Company has the following unconsolidated joint venture project under development as of December 31, 2008 (based on UDR’s 49% ownership interest):

	Number of	Completed	Cost to	Budgeted	Estimated	Expected
	Apartment	Apartment	Date	Cost	Cost	Completion
	Homes	Homes	(In thousands)	(In thousands)	Per Home	Date

Ashwood Commons
Bellevue, WA	274	—	$43,128	$49,000	$178,832	3Q09

The Company is also a partner in a joint venture to develop another site in Bellevue, Washington. Upon formation of the joint venture, we owned 49% of the entity that proposes to develop a 430 home high-rise apartment building with ground floor retail space. The project is ongoing and will commence construction once favorable financing has been obtained.

UDR through unconsolidated joint ventures owns 4,862 apartment homes (with ownership percentages ranging from 20% to 49%) of which 4,158 are operating and 704 are under development. Our total equity investment at December 31, 2008 was $47.0 million. For additional information, see Note 4 “Joint Ventures” of the Consolidated Financial Statements included in this Report.

Continually Improve Operations

UDR is committed to improving operations through automation and enhancing the customer’s experience. Since adopting our new corporate strategies, UDR has out-sourced a call center and created MyUDR, our resident services portal on our website. UDR customers have access to conduct business with us 24 hours a day, 7 days a week to pay rent on line and to submit a service request. Through transforming operations and engaging technology our residents get the convenience they want and our operating teams become more efficient.

In 2008, UDR continually enhanced www.udr.com and individual community websites deploying an innovative 3D interactive photo viewer, customized version of the apartment selector program, and special views or photos that feature specific apartment homes that commands an excellent view from the apartment, floor plans and availability. In addition to UDR.com improvements, we also launched a Quick Response 2D bar code program that can be used on most mobile devices. An industry first iPhone apartment search website was launched, and we established a social media website presence in MySpace.com. These enhancements have increased overall web visitor traffic to over 1.4 million visitors and more than 1.0 million organic search engine visitors which contributed to a 15% year-over-year lead stream increase.

Previously, UDR launched a new Spanish-language site, marketing to Latinos, the nation’s fastest-growing ethnic group. The site offers over 4,000 Spanish translated web pages and includes apartments for rent search resources. The website can be found at http://es.udr.com and can also be found on any web-enabled mobile device.

Maintaining Access to Low-Cost Capital

We seek to maintain a capital structure that allows us to seek, and not just react to, opportunities available in the marketplace. We have structured our borrowings to layer our debt maturities and to be able to access both secured and unsecured debt.

Special Dividend

On November 5, 2008, our Board of Directors declared a dividend on a pre-adjusted basis of $1.29 per share (approximately $176.0 million or $1.19 per share on an adjusted basis) payable to holders of our common stock (“the Special Dividend”). The Special Dividend was paid on January 29, 2009 to stockholders of record on December 9, 2008. The dividend represented the Company’s fourth quarter recurring pre-adjusted distribution of $0.33 per share ($0.305 per share on an adjusted basis) and an additional special distribution in the pre-adjusted amount of $0.96 per share ($0.89 per share on an adjusted basis) due to taxable income arising from our dispositions occurring during the year. Subject to the Company’s right to pay the entire Special Dividend in cash, stockholders had the option to make an election to receive payment in cash or in shares, however, the aggregate amount of cash payable to stockholders, other than cash payable in lieu of fractional shares, would not be less than $44.0 million.

The Special Dividend, totaling $177.1 million was paid on 137,266,557 pre-adjusted shares issued and outstanding on the record date. Approximately $133.1 million of the Special Dividend was paid through the issuance of 11,358,042 shares of common stock, which was determined based on the volume weighted average closing sales price of our common stock of $11.71 per share on the NYSE on January 21, 2009 and January 22, 2009. The effect of the issuance of additional shares of common stock pursuant to the Special Dividend was retroactively reflected in each of the historical periods presented within this Report as if those shares were issued and outstanding at the beginning of the earliest period presented. Accordingly, all activity including share issuances, repurchases and forfeitures have been adjusted to reflect the 8.27% increase in the number of shares, except where otherwise noted.

Financing Activities

As part of our plan to strengthen our capital structure, we utilized proceeds from dispositions, debt and equity offerings and refinancings to extend maturities, pay down existing debt, and acquire apartment communities. The following is a summary of our major financing activities in 2008:

•	Closed on a $240 million, two-year unsecured term loan facility of which $200 million was swapped into a fixed rate of 3.61% and $40 million has a rate of LIBOR plus 85 basis points. Proceeds were used to redeem $200 million of our 4.5% medium term notes due in March 2008 with the remaining $40 million used for general corporate purposes.

•	Closed on a $400 million credit facility which matures November 2018. At December 31, 2008, we had $224.8 million outstanding on the facility - $70.0 million at a fixed interest rate of 5.85% and $154.8 million at a variable interest rate, fixed with two- and three-year LIBOR swaps at an average rate of 4.32%. The Company has five years to draw on the additional $175.2 million of capacity.

•	Sold 8,661,201 shares of our common stock adjusted for the Special Dividend (8,000,000 shares of common stock on an unadjusted basis) in a public offering, resulting in gross proceeds to us of $194.0 million.

•	Obtained five construction loans for a total of $179.3 million of which the Company has drawn $53.9 million for our development projects. The construction loans all have a two- to three-year initial term with extension provisions ranging from one to two years and incur interest at variable rates which range from LIBOR plus 140 basis points to LIBOR plus 225 basis points.

•	Repaid $216.4 million of secured debt and $793.0 million of unsecured debt (represents the notional amount of debt repaid and excludes the gain on extinguishment). The $793.0 million of unsecured debt consisted of $309.5 million for the revolving credit facility, $275.8 million for maturing debt instruments and $207.7 million for the repurchase of unsecured debt instruments.

•	Repurchased unsecured debt with a notional amount of $207.7 million for $176.2 million resulting in a gain on extinguishment of $29.6 million, net of deferred finance charges. The debt retired by the Company matured in 2011, 2014, 2015 and 2016.

•	Repurchased 969,300 shares of our Series G Cumulative Redeemable Preferred Stock for $20.3 million, less than their liquidation value of $24.2 million.

Markets and Competitive Conditions

Upon completion of our dispositions activity, approximately 56.6% of the Company’s same store net operating income was generated from apartment homes located in markets of California, Oregon, Washington and Metropolitan Washington D.C. We believe that this diversification increases investment opportunity and decreases the risk associated with cyclical local real estate markets and economies, thereby increasing the stability and predictability of our earnings.

Competition for new residents is generally intense across all of our markets. Some competing communities offer features that our communities do not have. Competing communities can use concessions or lower rents to obtain temporary competitive advantages. Also, some competing communities are larger or newer than our communities. The competitive position of each community is different depending upon many factors including sub-market supply and demand. In addition, other real estate investors compete with us to acquire existing properties and to develop new properties. These competitors include insurance companies, pension and investment funds, public and private real estate companies, investment companies and other public and private apartment REITs and our competitors may have greater resources, or lower capital costs, than we do.

We believe that, in general, we are well-positioned to compete effectively for residents and investments. We believe our competitive advantages include:

•	a fully integrated organization with property management, development, redevelopment, acquisition, marketing, sales and financing expertise;

•	scalable operating and support systems;

•	purchasing power;

•	geographic diversification with a presence in 23 markets across the country; and

•	significant presence in many of our major markets that allows us to be a local operating expert.

Moving forward, we will continue to emphasize aggressive lease management, improved expense control, increased resident retention efforts and the alignment of employee incentive plans tied to our bottom line performance. We believe this plan of operation, coupled with the portfolio’s strengths in targeting renters across a geographically diverse platform, should position us for continued operational improvement in spite of the difficult economic environment.

Communities

At December 31, 2008, our apartment portfolio included 161 wholly-owned communities having a total of 44,388 completed apartment homes and an additional 2,242 under development. The overall quality of our portfolio has significantly improved with the disposition of non-core apartment homes and our upgrade and rehabilitation programs. The upgrading of the portfolio provides several key benefits related to portfolio profitability. It enables us to raise rents more significantly and to attract residents with higher levels of disposable income who are more likely to accept the transfer of expenses, such as water and sewer costs, from the landlord to the resident. In addition, it potentially reduces recurring capital expenditures per apartment home, and therefore should result in increased cash flow.

Same Community Comparison

We believe that one pertinent qualitative measurement of the performance of our portfolio is tracking the results of our same store community’s net operating income (“NOI”), which is total rental revenue, less rental expenses excluding property management and other operating expenses. Our same store population are operating communities which we own and have stabilized occupancy, revenues and expenses as of the beginning of the prior year. For the year ended December 31, 2008, our same store NOI increased by $10.8 million or 3.8% compared to the prior year. The increase in NOI for the 32,124 apartment homes which make up the same store population was driven by an increase in revenues and physical occupancy at our communities.

Revenue growth in 2009 may be impacted by general adverse conditions affecting the economy, reduced occupancy rates, increased rental concessions, increased bad debt and other factors which may adversely impact our ability to increase rents.

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

Executive Officers of the Company

The following table sets forth information about our executive officers as of February 15, 2009. The executive officers listed below serve in their respective capacities at the discretion of our Board of Directors.

Name	Age	Office	Since

Thomas W. Toomey	48	Chief Executive Officer, President and Director	2001
Warren L. Troupe	55	Senior Executive Vice President	2008
W. Mark Wallis	58	Senior Executive Vice President	2001
Richard A Giannotti	53	Executive Vice President — Redevelopment	1985
Matthew T. Akin	41	Senior Vice President — Acquisitions & Dispositions	1994
Mark M. Culwell, Jr.	57	Senior Vice President — Development	2006
Jerry A. Davis	46	Senior Vice President — Property Operations	2007
David L. Messenger	38	Senior Vice President — Chief Financial Officer	2002
Katie Miles-Ley	47	Senior Vice President — Human Resources	2007
Thomas P. Simon	48	Senior Vice President — Treasurer	2006
Dhrubo K. Sircar	56	Senior Vice President, Chief Information Officer	2007
Thomas A. Spangler	48	Senior Vice President — Business Development	1998
S. Douglas Walker	53	Senior Vice President — Transactions	2006

Set forth below is certain biographical information about our executive officers.

Mr. Toomey spearheads the vision and strategic direction of the Company and oversees its executive officers. He joined us in February 2001 as President, Chief Executive Officer and Director. Prior to joining us, Mr. Toomey was with Apartment Investment and Management Company (AIMCO), where he served as Chief Operating Officer and Chief Financial Officer. During his tenure at AIMCO, Mr. Toomey was instrumental in the growth of AIMCO from 34,000 apartment homes to 360,000 apartment homes. He currently serves as a member of the boards of the National Association of Real Estate Investment Trusts (NAREIT) and the National Multi Housing Council (NMHC). He serves on the Board of Governors of the Urban Land Institute (ULI) and serves on the Real Estate Roundtable and is an Oregon State University Foundation Trustee.

Mr. Troupe oversees all financial, treasury, tax and legal functions of the Company. He joined us in March 2008 as Senior Executive Vice President. In May 2008, he was appointed the Company’s Corporate Compliance Officer and in October 2008 he was named the Company’s Corporate Secretary. Prior to joining us, Mr. Troupe was a partner with Morrison & Forester LLP from 1997 to 2008, where his practice focused on all aspects of corporate finance including, but not limited to, public and private equity offerings, traditional loan structures, debt placements to subordinated debt financings, workouts and recapitalizations. While at Morrison & Forester LLP he represented both public and private entities in connection with merger and acquisition transactions, including tender offers, hostile proxy contests and negotiated acquisitions.

Mr. Wallis oversees the areas of acquisitions, dispositions, asset quality and development. He joined us in April 2001 as Senior Executive Vice President responsible for acquisitions, dispositions, condominium conversions, legal and certain administrative matters. Prior to joining us, Mr. Wallis was the President of Golden Living Communities, a company he established in 1995 to develop senior housing. From 1980 to 1995, Mr. Wallis was Executive Vice President of Finance and Administration at Lincoln Property Company where he handled interim and permanent financing for office, retail, multi-family and mixed-use developments. His responsibilities also included the negotiation of acquisitions, dispositions, and management contracts, and he oversaw the direction of the national accounting and computer services divisions. He currently serves as a member of the Board for NMHC and serves on the Board of Trustees for Harding University.

Mr. Giannotti oversees redevelopment projects and acquisition efforts and development projects in the mid-Atlantic region. He joined us in September 1985 as Director of Development and Construction. He was appointed Assistant Vice President in 1988, Vice President in 1989, and Senior Vice President in 1996. In

1998, he was assigned the additional responsibilities of Director of Development for the Eastern Region. In 2003, Mr. Giannotti was promoted to Executive Vice President.

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

Mr. Davis oversees property operations. He originally joined us in March 1989 as Controller and subsequently moved into Operations as an Area Director and in 2001, he accepted the position of Chief Operating Officer of JH Management Co., a California-based apartment company. He returned to the Company in March 2002 and in 2008, Mr. Davis was promoted to Senior Vice President — Property Operations. He began his career in 1984 as a Staff Accountant for Arthur Young & Co.

Mr. Messenger oversees the areas of accounting, risk management, financial planning and analysis, property tax administration and SEC reporting. He joined us in August 2002 as Vice President and Controller. In March 2006, Mr. Messenger was appointed Vice President and Chief Accounting Officer and in January 2007, while retaining the Chief Accounting Officer title, he was promoted to Senior Vice President. In June 2008 he was named Chief Financial Officer.

Ms. Miles-Ley oversees employee relations, organizational development, succession planning, staffing and recruitment, compensation, training and development, benefits administration, HRIS and payroll. She joined us in June 2007 as Senior Vice President — Human Resources. Prior to joining us, Ms. Miles-Ley was with Starz Entertainment Group LLC from 2001 to 2007 where she served as Vice President, Human Resources & Organizational Development. Ms. Miles-Ley had over twenty years of experience with both domestic and international work forces.

Mr. Simon oversees debt origination and treasury management. He joined us in October 2006 as Vice President and Treasurer and was promoted to Senior Vice President and Treasurer in June 2008. Prior to joining us, Mr. Simon was with Prentiss Properties Trust (Prentiss) where he most recently served as Senior Vice President and Treasurer. Mr. Simon began his career at Fox & Company, now Grant Thornton, as a tax accountant.

Mr. Sircar oversees all aspects of the Company’s Technology Management. He joined us in July 2007 as Senior Vice President, Chief Information Officer. Prior to joining the Company, Mr. Sircar was with Wachovia Corporation from 1995 to 2007, and when he left he was Senior Vice President, Division Information Officer of Finance Technology.

Mr. Spangler oversees utilities management, procurement and non-rental revenue programs. He joined us in August 1998 as Assistant Vice President, Operational Planning and Asset Management, and was promoted to Vice President, Director of Operational Planning and Asset Management that same year. He was promoted to Senior Vice President — Business Development in February 2003. Prior to joining us, Mr. Spangler served for nine years as an Asset Manager for Summit Enterprises, Inc. of Virginia, a private investment management firm.

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

NYSE Certification

On June 11, 2008, our Chief Executive Officer submitted to the New York Stock Exchange the annual certification required by Section 303A.12(a) of the NYSE Listed Company Manual regarding our compliance with NYSE corporate governance listing standards. In addition, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2, respectively, to this Report.

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

Risks Related to Our Real Estate Investments and Our Operations

Unfavorable Apartment Market and Economic Conditions Could Adversely Affect Occupancy Levels, Rental Revenues and the Value of Our Real Estate Assets.  Unfavorable market conditions in the areas in which we operate and unfavorable economic conditions generally may significantly affect our occupancy levels, our rental rates and collections, the value of the properties and our ability to strategically acquire or dispose of apartment communities on economically favorable terms. Some of our major expenses, including mortgage payments and real estate taxes, generally do not decline when related rents decline. We would expect that declines in our occupancy levels, rental revenues and/or the values of our apartment communities would cause us to have less cash available to pay our indebtedness and to distribute to our stockholders, which could adversely affect our financial condition and the market value of our securities. Factors that may affect our occupancy levels, our rental revenues, and/or the value of our properties include the following, among others:

•	downturns in the national, regional and local economic conditions, particularly increases in unemployment;

•	declines in mortgage interest rates, making alternative housing more affordable;

•	government or builder incentives which enable first time homebuyers to put little or no money down, making alternative housing options more attractive;

•	local real estate market conditions, including oversupply of, or reduced demand for, apartment homes;

•	declines in the financial condition of our tenants, which may make it more difficult for us to collect rents from some tenants;

•	changes in market rental rates;

•	the timing and costs associated with property improvements, repairs or renovations;

•	declines in household formation; and

•	rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs.

We Are Subject to Certain Risks Associated with Selling Apartment Communities, Which Could Limit Our Operational and Financial Flexibility.  We have periodically disposed of apartment communities that no longer meet our strategic objectives, but adverse market conditions may make it difficult to sell apartment communities like the ones we own, and purchasers may not be willing to pay prices acceptable to us. These conditions may limit our ability to dispose of properties and to change our portfolio promptly in order to meet our strategic objectives, which may in turn have a materially adverse effect on our financial condition and the market value of our securities. We are also subject to the following risks in connection with sales of our apartment communities:

•	a significant portion of the proceeds from our overall property sales may be held by intermediaries in order for some sales to qualify as like-kind exchanges under Section 1031 of the Internal Revenue Code, so that any related capital gain can be deferred for federal income tax purposes. As a result, we may not have immediate access to all of the cash flow generated from our property sales;

•	federal tax laws limit our ability to profit on the sale of communities that we have owned for fewer than four years, and this limitation may prevent us from selling communities when market conditions are favorable; further

•	in March 2008, we sold a portfolio of properties for total consideration of approximately $1.7 billion, including a note receivable in the amount of $200 million. The note is secured by a pledge, security agreement and a guarantee by the buyer’s parent entity. If we fail to receive payment on this note, or if the payment of the note is delayed, it could have an adverse effect on our financial condition.

We May Not Have Access to Proceeds Obtained From the Sale of Apartment Communities.  A significant portion of the proceeds from our overall property sales may be held by intermediaries in order for some sales to qualify as like-kind exchanges under Section 1031 of the Code, so that any related capital gain can be deferred for federal income tax purposes. As a result, we may not have immediate access to all of the cash flow generated from our property sales. In addition, federal tax laws limit our ability to profit on the sale of communities that we have owned for fewer than four years, and this limitation may prevent us from selling communities when market conditions are favorable.

Competition Could Limit Our Ability to Lease Apartment Homes or Increase or Maintain Rents.  Our apartment communities compete with numerous housing alternatives in attracting residents, including other apartment communities, condominiums and single-family rental homes, as well as owner occupied single- and multi-family homes. Competitive housing in a particular area could adversely affect our ability to lease apartment homes and increase or maintain rents.

We May Not Realize the Anticipated Benefits of Past or Future Acquisitions, and the Failure to Integrate Acquired Communities and New Personnel Successfully Could Create Inefficiencies.  We have selectively acquired in the past, and if presented with attractive opportunities we intend to selectively acquire in the future, apartment communities that meet our investment criteria. Our acquisition activities and their success are subject to the following risks:

•	we may be unable to obtain financing for acquisitions on favorable terms or at all;

•	even if we enter into an acquisition agreement for an apartment community, we may be unable to complete the acquisition after incurring certain acquisition-related costs;

•	an acquired apartment community may fail to perform as we expected in analyzing our investment, or a significant exposure related to the acquired property may go undetected during our due diligence procedures;

•	when we acquire an apartment community, we may invest additional amounts in it with the intention of increasing profitability, and these additional investments may not produce the anticipated improvements in profitability; and

•	we may be unable to quickly and efficiently integrate acquired apartment communities and new personnel into our existing operations, and the failure to successfully integrate such apartment communities or personnel will result in inefficiencies that could adversely affect our expected return on our investments and our overall profitability.

We do not expect to acquire apartment communities at the rate we have in prior years, which may limit our growth and have a material adverse effect on our business and the market value of our securities. In the past, other real estate investors, including insurance companies, pension and investment funds, developer partnerships, investment companies and other apartment REITs, have competed with us to acquire existing properties and to develop new properties, and such competition in the future may make it more difficult for us to pursue attractive investment opportunities on favorable terms, which could adversely affect growth.

Development and Construction Risks Could Impact Our Profitability.  In the past we have selectively pursued the development and construction of apartment communities, and we intend to do so in the future as appropriate opportunities arise. Development activities have been, and in the future may be, conducted through wholly owned affiliated companies or through joint ventures with unaffiliated parties. Our development and construction activities are subject to the following risks:

•	we may be unable to obtain construction financing for development activities under favorable terms, including but not limited to interest rates, maturity dates and/or loan to value ratios, or at all which could cause us to delay or even abandon potential developments;

•	we may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, which could result in increased development costs, could delay initial occupancy dates for all or a portion of a development community, and could require us to abandon our activities entirely with respect to a project for which we are unable to obtain permits or authorizations;

•	if we are unable to find joint venture partners to help fund the development of a community or otherwise obtain acceptable financing for the developments, our development capacity may be limited;

•	we may abandon development opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring such opportunities;

•	we may be unable to complete construction and lease-up of a community on schedule, or incur development or construction costs that exceed our original estimates, and we may be unable to charge rents that would compensate for any increase in such costs;

•	occupancy rates and rents at a newly developed community may fluctuate depending on a number of factors, including market and economic conditions, preventing us from meeting our profitability goals for that community; and

•	when we sell to third parties communities or properties that we developed or renovated, we may be subject to warranty or construction defect claims that are uninsured or exceed the limits of our insurance.

In some cases in the past, the costs of upgrading acquired communities exceeded our original estimates. We may experience similar cost increases in the future. Our inability to charge rents that will be sufficient to offset the effects of any increases in these costs may impair our profitability.

Some Potential Losses May Not Be Adequately Covered by Insurance.  We have a comprehensive insurance program covering our property and operating activities. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, certain types of extraordinary losses which may not be adequately covered under our insurance program. In addition, we will sustain losses due to insurance deductibles, self-insured retention, uninsured claims or casualties, or losses in excess of applicable coverage.

If an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Material losses in excess of insurance proceeds may occur in the future. If one or more of our significant properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Such events could adversely affect our cash flow and ability to make distributions to our stockholders.

Failure to Succeed in New Markets May Limit Our Growth.  We have acquired in the past, and we may acquire in the future if appropriate opportunities arise, apartment communities that are outside of our existing market. Entering into new markets may expose us to a variety of risks, and we may not be able to operate successfully in new markets. These risks include, among others:

•	inability to accurately evaluate local apartment market conditions and local economies;

•	inability to hire and retain key personnel;

•	lack of familiarity with local governmental and permitting procedures; and

•	inability to achieve budgeted financial results.

Risk of Inflation/Deflation.  Substantial inflationary or deflationary pressures could have a negative effect on rental rates and property operating expenses. Although inflation has not materially impacted our operations in the recent past, increased inflation could have a more pronounced negative impact on our debt interest and general and administrative expenses, as these costs could increase at a rate higher than our rental rates.

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

Real Estate Tax and Other Laws.  Generally we do not directly pass through costs resulting from compliance with or changes in real estate tax laws to residential property tenants. We also do not generally pass through increases in income, service or other taxes, to tenants under leases. These costs may adversely affect net operating income and the ability to make distributions to stockholders. Similarly, compliance with or changes in (i) laws increasing the potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions or (ii) rent control or rent stabilization laws or other laws regulating housing, such as the Americans with Disabilities Act and the Fair Housing Amendments Act of 1988, may result in significant unanticipated expenditures, which would adversely affect funds from operations and the ability to make distributions to stockholders.

Risk of Damage from Catastrophic Weather Events.  Certain of our communities are located in the general vicinity of active earthquake faults, mudslides and fires, and others where there are hurricanes, tornadoes or risks of other inclement weather. The adverse weather events could cause damage or losses that may be greater than insured levels. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected community, as well as anticipated future revenue from that community. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. Any such loss could materially and adversely affect our business and our financial condition and results of operations.

Actual or Threatened Terrorist Attacks May Have an Adverse Effect on Our Business and Operating Results and Could Decrease the Value of Our Assets.  Actual or threatened terrorist attacks and other acts of violence or war could have a material adverse effect on our business and operating results. Attacks that directly impact one or more of our apartment communities could significantly affect our ability to operate those communities and thereby impair our ability to achieve our expected results. Further, our insurance coverage may not cover all losses caused by a terrorist attack. In addition, the adverse effects that such violent acts and threats of future attacks could have on the U.S. economy could similarly have a material adverse effect on our business and results of operations.

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

Our Success Depends on Our Senior Management.  Our success depends upon the retention of our senior management, whose continued service in not guaranteed. We may not be able to find qualified replacements for the individuals who make up our senior management if their services should no longer be available to us. The loss of services of one or more members of our senior management team could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Indebtedness and Financing

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

Failure to Generate Sufficient Revenue Could Impair Debt Service Payments and Distributions to Stockholders.  If our apartment communities do not generate sufficient net rental income to meet rental expenses, our ability to make required payments of interest and principal on our debt securities and to pay distributions to our stockholders will be adversely affected. The following factors, among others, may affect the net rental income generated by our apartment communities:

•	the national and local economies;

•	local real estate market conditions, such as an oversupply of apartment homes;

•	tenants’ perceptions of the safety, convenience, and attractiveness of our communities and the neighborhoods where they are located;

•	our ability to provide adequate management, maintenance and insurance;

•	rental expenses, including real estate taxes and utilities;

•	changes in interest rates and the availability of financing; and

•	changes in tax and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.

Expenses associated with our investment in an apartment community, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental income from that community. If a community is mortgaged to secure payment of debt and we are unable to make the mortgage payments, we could sustain a loss as a result of foreclosure on the community or the exercise of other remedies by the mortgage holder.

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

Financing Could be Impacted by Negative Capital Market Conditions.  Recently, domestic financial markets have experienced unusual volatility and uncertainty. While this condition has occurred most visibly within the “subprime” mortgage lending sector of the credit market, liquidity has tightened in overall domestic financial markets, including the investment grade debt and equity capital markets. Consequently, there is greater risk that the financial institutions we do business with could experience disruptions that would negatively affect our ability to obtain financing.

Disruptions in Financial Markets May Adversely Impact Availability and Cost of Credit, Impact Our Tenant Base, and Have other Adverse Effects on Us and the Market Price of Our Stock.  Our ability to make scheduled payments or to refinance debt obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business and other factors beyond our control. The United States stock and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for acquisitions, development of our properties and other purposes at reasonable terms, which may negatively affect our business. Additionally, due to this uncertainty, we may be unable to refinance our existing indebtedness or the terms of any refinancing may not be as favorable as the terms of our existing indebtedness. If we are not successful in refinancing this debt when it becomes due, we may be forced to dispose of properties on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of our common or preferred stock. The disruptions in the financial markets have had and may continue to have a material adverse effect on the market value of our common shares and other adverse effects on us and our business.

Prospective buyers of our properties may also experience difficulty in obtaining debt financing which might make it more difficult for us to sell properties at acceptable pricing levels. Current tightening of credit in financial markets and increasing unemployment may also adversely affect the ability of tenants to meet their lease obligations and for us to continue increasing rents on a prospective basis. Disruptions in the credit and financial markets may also have other adverse effects on us and the overall economy.

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

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities.  We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of December 31, 2008, we had approximately $345.7 million of variable rate indebtedness outstanding, which constitutes approximately 10.5% of our total outstanding indebtedness as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of our common and preferred stock and debt securities.

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

Risks Related to Tax Laws

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

REITs May Pay a Portion of Dividends in Common Stock.  In December 2008, the Internal Revenue Service issued Revenue Procedure 2008-68, providing temporary guidance that assists publicly traded REITs in satisfying their tax-related distribution requirements while conserving cash. This temporary guidance is intended to permit REITs to limit cash distributions in order to maintain liquidity during the current downturn in economic conditions. Under this guidance, effective January 1, 2008 and ending on or before December 31, 2009, the Internal Revenue Service will treat a distribution of stock by a publicly traded REIT, pursuant to certain elections to receive stock or cash, as a taxable distribution of property. The amount of such stock distribution will be treated as equal to the amount of cash that could have been received instead. The guidance permits REITs to limit the aggregate amount of cash available to stockholders pursuant to the election to 10% of the aggregate distribution of cash and stock taken together. If we pay a portion of our dividends in shares of our common stock pursuant to this temporary guidance, our stockholders may receive less cash than they received in distributions in prior years and the market value of our securities may decline.

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

We Could Face Possible State and Local Tax Audits and Adverse Changes in State and Local Tax Laws.  As discussed in the risk factors above, because we are organized and qualify as a REIT we are generally not subject to federal income taxes, but we are subject to certain state and local taxes. From time to time, changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. A shortfall in tax revenues for states and municipalities in which we own apartment communities may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional state and local taxes. These increased tax costs could adversely affect our financial condition and the amount of cash available for the payment of distributions to our stockholders. In the normal course of business, entities through which we own real estate may also become subject to tax audits. If such entities become subject to state or local tax audits, the ultimate result of such audits could have an adverse effect on our financial condition.

Risks Related to Our Organization and Our Shares

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

At December 31, 2008, our wholly-owned apartment portfolio included 161 communities located in 23 markets, with a total of 44,388 completed apartment homes.

We lease approximately 28,000 square feet of office space in Highlands Ranch, Colorado, for our corporate headquarters and lease an additional 28,089 square feet for our regional offices throughout the country. The table below sets forth a summary of our real estate portfolio by geographic market at December 31, 2008.

SUMMARY OF REAL ESTATE PORTFOLIO BY GEOGRAPHIC MARKET AT DECEMBER 31, 2008

								Average
	Number of	Number of	Percentage of	Carrying			Average	Home Size
	Apartment	Apartment	Carrying	Value	Encumbrances	Cost per	Physical	(Square
	Communities	Homes	Value	(In thousands)	(In thousands)	Home	Occupancy	Feet)

WESTERN REGION
Orange County, CA	14	4,363	13.6%	$793,915	$352,965	$181,965	95.0%	832
San Francisco, CA	11	2,339	8.8%	512,266	27,000	219,011	95.7%	805
Los Angeles, CA	8	1,678	7.3%	425,413	198,693	253,524	86.3%	983
Seattle, WA	9	1,725	5.1%	299,035	92,862	173,354	94.3%	832
San Diego, CA	5	1,123	2.9%	171,177	40,566	152,428	95.0%	797
Monterey Peninsula, CA	7	1,565	2.6%	149,033	—	95,229	95.3%	724
Inland Empire, CA	3	1,074	2.6%	148,952	77,208	138,689	93.8%	886
Sacramento, CA	2	914	1.1%	66,746	48,563	73,026	91.5%	820
Portland, OR	3	716	1.1%	66,316	11,313	92,620	94.3%	918
MID-ATLANTIC REGION
Metropolitan DC	12	3,985	11.9%	693,658	163,468	174,067	93.0%	957
Baltimore, MD	10	2,120	4.2%	243,712	20,010	114,958	96.5%	952
Richmond, VA	7	2,211	3.2%	187,988	27,685	85,024	95.4%	966
Norfolk, VA	6	1,438	1.4%	81,493	33,688	56,671	94.4%	1,016
Other Mid-Atlantic	5	1,132	1.3%	75,073	—	66,319	94.5%	830
SOUTHEASTERN REGION
Tampa, FL	10	3,567	4.7%	271,486	51,877	76,110	91.8%	963
Orlando, FL	11	3,167	4.6%	265,514	74,558	83,838	91.5%	978
Nashville, TN	8	2,260	3.0%	174,892	73,462	77,386	95.3%	933
Jacksonville, FL	5	1,857	2.6%	152,415	15,656	82,076	92.5%	913
Other Florida	4	1,184	1.9%	110,097	—	92,987	93.2%	1,035
SOUTHWESTERN REGION
Dallas, TX	9	2,991	5.1%	299,899	43,167	94,965	93.7%	872
Phoenix, AZ	5	1,363	2.0%	118,060	35,661	86,618	85.0%	976
Austin, TX	2	640	1.4%	79,621	—	124,408	92.4%	1,141
Other Texas	3	811	1.0%	57,521	35,646	89,316	75.6%	858

Total Operating Communities	159	44,223	93.4%	$5,444,282	$1,424,048	$123,110	92.4%	911

Real Estate Under Development(a)	2	165	3.2%	186,823	18,695
Land		—	2.6%	152,015	—
Other		—	0.8%	48,633	19,728

Total Real Estate Owned	161	44,388	100.0%	$5,831,753	$1,462,471

(a)	The Company is currently developing seven wholly-owned communities with 2,242 apartment homes that have not yet been completed.

Item 3.	LEGAL PROCEEDINGS

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

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2008.

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

	2008				2007
			Adjusted	Unadjusted			Adjusted	Unadjusted
			Distributions	Distributions			Distributions	Distributions
	High	Low	Declared(a)	Declared	High	Low	Declared(a)	Declared

Quarter ended March 31,	$25.91	$18.29	$0.305	$0.33	$34.10	$30.01	$0.305	$0.33
Quarter ended June 30,	$25.95	$22.11	$0.305	$0.33	$31.24	$25.76	$0.305	$0.33
Quarter ended September 30,	$28.50	$21.42	$0.305	$0.33	$27.68	$21.03	$0.305	$0.33
Quarter ended December 31,	$25.50	$10.00	$1.190	$1.29	$26.12	$19.51	$0.305	$0.33

(a)	Distributions declared per share have been retroactively adjusted for the effect of the Special Dividend, which increased the number of shares outstanding by 8.27%.

We declared a Special Dividend on our common stock on November 5, 2008 of $0.96 per share on an unadjusted basis ($0.89 per share adjusted for the Special Dividend) in addition to our quarterly dividend of $0.33 per share ($0.305 per share adjusted for the Special Dividend), which represented an aggregate dividend of approximately $1.29 per share ($1.19 per share adjusted for the Special Dividend) or $177.1 million. The aggregate amount of cash that the Company paid to stockholders related to the fourth quarter distribution was $44.0 million. In connection with the Special Dividend the Company issued 11,358,042 million shares of our common stock to our stockholders.

On February 13, 2009, the closing sale price of our common stock was $9.40 per share on the NYSE and there were 5,268 holders of record of the 148,816,685 outstanding shares of our common stock.

We have determined that, for federal income tax purposes, approximately 8% of the distributions for 2008 represented ordinary income, 69% represented long-term capital gain, and 23% represented unrecaptured section 1250 gain.

We pay regular quarterly distributions to holders of our common stock. Future distributions will be at the discretion of our Board of Directors and will depend on our actual funds from operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, and other factors. The annual distribution payment for calendar year 2008 necessary for us to maintain our status as a REIT was approximately $0.19 per share of common stock adjusted for the Special Dividend. We declared total distributions of $2.28 per share of common stock ($2.11 per share adjusted for the Special Dividend) for 2008. For distributions made with respect to taxable years ending on or before December 31, 2009, the IRS will allow REITs to reduce the minimum cash distribution to 10% of the total required distribution.

Series E Preferred Stock

The Series E Cumulative Convertible Preferred Stock (“Series E”) has no stated par value and a liquidation preference of $16.61 per share. Subject to certain adjustments and conditions, each share of the Series E is convertible at any time and from time to time at the holder’s option into one share of our common stock. The holders of the Series E are entitled to vote on an as-converted basis as a single class in combination with the holders of common stock at any meeting of our stockholders for the election of directors or for any other purpose on which the holders of common stock are entitled to vote. The Series E has no stated maturity and is not subject to any sinking fund or any mandatory redemption. In connection with the Special Dividend, the Company reserved for issuance upon conversion of the Series E additional shares of common stock to which a holder of the Series E would have received if the holder had converted the Series E immediately prior to the record date for the Special Dividend.

Distributions declared on the Series E in 2008 were $1.33 per share or $0.3322 per quarter. The Series E is not listed on any exchange. At December 31, 2008, a total of 2,803,812 shares of the Series E were outstanding, which is 3,035,548 if converted to common stock after adjustment for the Special Dividend.

Series F Preferred Stock

We are authorized to issue up to 20,000,000 shares of our Series F Preferred Stock (“Series F”). Our Series F Preferred Stock may be purchased by holders of our operating partnership units, or OP Units, described below under “Operating Partnership Units,” at a purchase price of $0.0001 per share. OP Unitholders are entitled to subscribe for and purchase one share of our Series F Preferred Stock for each OP Unit held. At December 31, 2008, a total of 666,293 shares of the Series F Preferred Stock were outstanding at a value of $67. Holders of the Series F Preferred Stock are entitled to one vote for each share of the Series F Preferred Stock they hold, voting together with the holders of our common stock, on each matter submitted to a vote of securityholders at a meeting of our stockholders. The Series F Preferred Stock does not entitle its holders to any other rights, privileges or preferences.

Dividend Reinvestment and Stock Purchase Plan

We have a Dividend Reinvestment and Stock Purchase Plan under which holders of our common stock may elect to automatically reinvest their distributions and make additional cash payments to acquire additional shares of our common stock. Stockholders who do not participate in the plan continue to receive dividends as declared. As of February 13, 2009, there were approximately 3,000 participants in the plan.

Operating Partnership Units

From time to time we issue shares of our common stock in exchange for operating partnership units (“OP Units”) tendered to our operating partnerships, United Dominion Realty, L.P. and Heritage Communities L.P., for redemption in accordance with the provisions of their respective partnership agreements. At December 31, 2008 after taking into account the impact of the Special Dividend there were 7,929,169 OP Units and 185,816 OP Units in United Dominion Realty, L.P. and Heritage Communities L.P., (7,323,853 OP Units and 171,629 OP Units in United Dominion realty, L.P. and Heritage Communities L.P. on an unadjusted basis) respectively, that were owned by limited partners. The holder of the OP Units has the right to require United Dominion Realty, L.P. to redeem all or a portion of the OP Units held by the holder in exchange for a cash payment based on the market value of our common stock at the time of redemption. However, United Dominion Realty, L.P.’s obligation to pay the cash amount is subject to the prior right of the Company to acquire such OP Units in exchange for either the cash amount or shares of our common stock. Heritage Communities L.P. OP Units are convertible into common stock in lieu of cash, at our option, once the holder elects to convert, at an exchange ratio of 1.575 shares for each OP Unit. During 2008, after adjustment for the Special Dividend we issued a total of 1,596,402 shares of common stock (1,474,531 shares of common stock on an unadjusted basis) upon redemption of OP Units.

Purchases of Equity Securities

In February 2006, our Board of Directors authorized a 10.0 million share repurchase program and in January 2008, our Board of Directors authorized an additional 15.0 million share repurchase program. These programs authorize the repurchase of our common stock in open market purchases, in block purchases, privately negotiated transactions, or otherwise. The number of shares authorized for repurchase was not impacted by the Special Dividend. As reflected in the table below, the Company did not repurchase any shares of common stock under these programs during the quarter ended December 31, 2008.

The following tables set forth certain information regarding our common stock repurchases during the quarter ended December 31, 2008.

Information in the following table has not been adjusted for the Special Dividend.

			Total Number
			of Shares	Maximum Number
			Purchased as	of Shares
	Total Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price per	Announced Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs

Beginning Balance	9,114,200	$23.97	9,114,200	15,885,800
Month Ended October 31, 2008	—	—	—	15,885,800
Month Ended November 30, 2008	—	—	—	15,885,800
Month Ended December 31, 2008	—	—	—	15,885,800

Information in the following table has been adjusted for the Special Dividend.

			Total Number
			of Shares	Maximum Number
			Purchased as	of Share
	Total Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price per	Announced Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs

Beginning Balance	9,867,490	$22.14	9,867,490	15,132,510
Month Ended October 31, 2008	—	—	—	15,132,510
Month Ended November 30, 2008	—	—	—	15,132,510
Month Ended December 31, 2008	—	—	—	15,132,510

Recent Sales of Unregistered Securities

As an inducement grant in connection with our hiring of Warren L. Troupe, our Senior Executive Vice President, we issued 176,211 shares of our restricted common stock to Mr. Troupe on March 3, 2008 in a transaction exempt from the registration requirements of the Securities Act of 1933 in a reliance on Section 4(2) of the Securities Act. Subject to Mr. Troupe’s continued employment by UDR, the shares of restricted stock will vest pro rata over four years from the date of grant. Information regarding the issuance of these shares of restricted common stock to Mr. Troupe is set forth in our Current Report on Form 8-K dated February 22, 2008 (Commission File No. 1-10524).

Comparison of One-, Three- and Five- year Cumulative Total Returns

The following graphs compare the one-, three- and five-year cumulative total returns for UDR common stock with the comparable cumulative return of the NAREIT Equity REIT Index, Standard & Poor’s 500 Stock Index, the NAREIT Equity Apartment Index and the MSCI US REIT Index. Each graph assumes that $100 was invested on December 31 (of the initial year shown in the graph), in each of our common stock and the indices presented. Historical stock price performance is not necessarily indicative of future stock price performance. The comparisons assume that all dividends are reinvested.

One-year	Three-year

Total Return Performance	Total Return Performance

One-year

	Period Ended
Index	01/31/08	02/29/08	03/31/08	04/30/08	05/31/08	06/30/08	07/31/08	08/31/08	09/30/08	10/31/08	11/30/08	12/31/08
UDR, Inc.	$100.00	$97.90	$107.40	$112.22	$109.82	$99.34	$115.03	$111.61	$117.78	$90.78	$69.51	$64.83

NAREIT Equity Apartment Index	100.00	98.93	105.21	108.40	109.56	98.47	110.17	108.49	110.81	81.07	69.04	70.65

MSCI US REITS	100.00	96.20	102.53	108.73	108.86	96.93	99.99	102.31	102.17	69.67	52.97	62.27

S&P 500	100.00	96.75	96.33	101.03	102.33	93.71	92.92	94.26	85.86	71.44	66.32	67.02

NAREIT Equity REIT Index	100.00	96.44	102.45	108.45	109.29	97.40	100.79	103.01	102.81	70.25	54.06	62.92

Three-year

	Period Ended
Index	12/31/05	06/30/06	12/31/06	06/30/07	12/31/07	06/30/08	12/31/08
UDR, Inc.	$100.00	$122.35	$141.84	$119.79	$92.69	$107.69	$70.27

NAREIT Equity Apartment Index	100.00	121.04	139.95	132.56	104.36	108.90	78.14

MSCI US REITS	100.00	113.48	135.92	127.15	113.06	109.17	70.13

S&P 500	100.00	102.71	115.79	123.85	122.16	107.60	76.96

NAREIT Equity REIT Index	100.00	112.92	135.06	127.11	113.87	109.77	70.91

Five-year	Total Return Performance

Five-year

	Period Ended
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
UDR, Inc.	$100.00	$137.37	$136.96	$194.20	$126.96	$102.45

NAREIT Equity Apartment Index	100.00	134.72	154.46	216.16	161.99	121.28

MSCI US REITS	100.00	131.49	147.44	200.40	166.70	103.40

S&P 500	100.00	110.88	116.33	134.70	142.10	89.53

NAREIT Equity REIT Index	100.00	131.58	147.58	199.32	168.05	104.65

The foregoing graphs and charts shall not be deemed incorporated by reference by any general statement incorporating by reference this Report into any filing under the Securities Act or under the Exchange Act, except to the extent we specifically incorporate this information by reference

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and other information as of and for each of the years in the five-year period ended December 31, 2008. The table should be read in conjunction with our consolidated financial statements and the notes thereto, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Report. All historical share and per share data has been adjusted to reflect the impact of shares issued in connection with the Special Dividend.

	Years Ended December 31,
	(In thousands, except per share data and
	apartment homes owned)
	2008	2007	2006	2005	2004

OPERATING DATA:
Rental income	$563,408	$501,618	$467,511	$410,120	$309,382
Operating loss	(60,089)	(78,083)	(82,317)	(54,068)	(47,561)
Income from discontinued operations, net of minority interests	757,136	172,165	197,363	205,250	140,245
Net income	706,929	221,348	128,605	155,166	97,152
Distributions to preferred stockholders	12,138	13,910	15,370	15,370	19,531
Net income available to common stockholders	697,847	205,177	113,235	139,796	71,892
Common distributions declared	175,271	177,540	168,408	163,690	152,203
Special Dividend declared	177,074	—	—	—	—
Earnings per share — basic and diluted:
(Loss)/income from continuing operations available to stockholders, net of minority interest	$(0.42)	$0.23	$(0.58)	$(0.44)	$(0.49)
Income from discontinued operations, net of minority interests(a)	5.37	1.18	1.36	1.39	1.01
Net income available to common stockholders	4.95	1.41	0.78	0.95	0.52
Weighted average number of common share outstanding — basic and diluted	140,982	145,092	144,785	147,395	138,684
Weighted average number of common share outstanding, OP Units and common stock equivalents outstanding — diluted	154,715	159,365	160,212	162,550	157,896
Common distributions declared	$2.11	$1.22	$1.15	$1.11	$1.08
Balance Sheet Data:
Real estate owned, at cost	$5,831,753	$5,956,481	$5,820,122	$5,512,424	$5,243,296
Accumulated depreciation	1,078,689	1,371,759	1,253,727	1,123,829	1,007,887
Total real estate owned, net of accumulated depreciation	4,753,064	4,584,722	4,566,395	4,388,595	4,235,409
Total assets	5,144,295	4,801,121	4,675,875	4,541,593	4,332,001
Secured debt	1,462,471	1,137,936	1,182,919	1,116,259	1,197,924
Unsecured debt	1,811,576	2,364,740	2,155,866	2,043,518	1,682,058
Total debt	3,274,047	3,502,676	3,338,785	3,159,777	2,879,982
Stockholders’ equity	1,570,677	1,019,392	1,055,255	1,107,724	1,195,451
Number of common shares outstanding	148,781	144,336	146,189	145,088	147,706
Other Data:
Total apartments owned (at end of period)	44,388	65,867	70,339	74,875	78,855
Weighted average number of apartment homes owned during the year	46,149	69,662	73,731	76,069	76,873
Cash Flow Data
Cash provided by operating activities	$179,754	$269,281	$237,881	$248,186	$251,747
Cash provided by/(used in) investing activities	302,304	(90,100)	(158,241)	(219,017)	(595,966)
Cash (used in)/provided by financing activities	(472,537)	(178,105)	(93,040)	(21,530)	347,299
Funds from Operations(b)
Funds from operations — basic	210,710	$247,408	$244,471	$238,254	$211,670
Funds from operations — diluted	214,434	251,132	248,197	241,980	219,557

(a)	Reclassified to conform to current year presentation in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as described in Note 3 to the consolidated financial statements.

(b)	Funds from operations, or FFO, is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of depreciable property, premiums or original issuance costs associated with preferred stock redemptions, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. This definition conforms with the National Association of Real Estate Investment Trust’s definition issued in April 2002. We consider FFO in evaluating property acquisitions and our operating performance and believe that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of our activities in accordance with generally accepted accounting principles. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

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

For 2008, FFO includes a gain of $29.6 million due to the extinguishment of unsecured debt and $1.6 million of net hurricane related recoveries, partially offset by a charge of $1.7 million incurred for exiting the condominium business, $1.7 million for cancelling a pre-sale contract, $4.7 million related to penalties and the write off of the associated deferred financing costs for debt refinancing and $0.7 million for severance

For 2005, FFO includes $2.5 million of hurricane related insurance recoveries. For 2004, FFO includes a charge of $5.5 million to cover hurricane related expenses. For the years ended December 31, 2007 and 2004, distributions to preferred stockholders exclude $2.6 million and $5.7 million, respectively, related to premiums on preferred stock repurchases.

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

At December 31, 2008, our wholly-owned real estate portfolio included 161 communities with 44,388 apartment homes and our total real estate portfolio, inclusive of our unconsolidated communities, included an additional 11 communities with 4,158 apartment homes.

The following table summarizes our market information by major geographic markets as of December 31, 2008.

			Percentage of	Total
	Number of	Number of	Total	Carrying	Average	Total Income	Net Operating
	Apartment	Apartment	Carrying	Value	Physical	per Occupied	Income
	Communities	Homes	Value	(In thousands)	Occupancy	Home (a)	(In thousands)

SAME STORE COMMUNITIES
WESTERN REGION
Orange County, CA	13	4,067	12.2%	$706,764	95.0%	$1,588	$52,925
San Francisco, CA	8	1,768	5.3%	309,563	96.1%	1,838	27,017
Los Angeles, CA	5	1,052	3.2%	185,070	95.2%	1,538	12,699
Seattle, WA	7	1,199	2.1%	118,452	95.3%	1,130	11,278
San Diego, CA	5	1,123	2.9%	171,177	95.0%	1,389	12,302
Monterey Peninsula, CA	7	1,565	2.6%	149,033	95.3%	1,069	13,275
Inland Empire, CA	2	660	1.4%	80,309	92.6%	1,159	5,627
Sacramento, CA	2	914	1.1%	66,746	91.5%	926	6,324
Portland, OR	3	716	1.1%	66,316	94.3%	987	5,526
MID-ATLANTIC REGION
Metropolitan DC	7	1,879	3.2%	188,271	96.5%	1,324	19,009
Baltimore, MD	8	1,556	2.6%	151,818	96.6%	1,176	14,865
Richmond, VA	6	1,958	2.6%	153,747	95.7%	1,008	16,202
Norfolk, VA	6	1,438	1.4%	81,493	94.4%	963	10,578
Other Mid-Atlantic	5	1,132	1.3%	75,073	94.5%	1,030	9,410
SOUTHEASTERN REGION
Tampa, FL	9	3,081	3.9%	226,859	94.2%	953	20,857
Orlando, FL	8	2,140	2.6%	154,385	92.1%	970	14,331
Nashville, TN	7	1,874	2.4%	139,667	95.6%	883	12,439
Jacksonville, FL	4	1,557	2.0%	117,401	94.4%	865	9,361
Other Florida	3	976	1.6%	94,281	93.6%	1,069	7,322
SOUTHWESTERN REGION
Phoenix, AZ	3	914	1.2%	69,781	94.2%	952	6,809
Austin, TX	1	250	0.3%	20,279	96.9%	966	1,713
Dallas, TX	1	305	1.1%	61,469	94.2%	1,636	3,471

Total/Average Same Store Communities	120	32,124	58.1%	$3,387,954	94.8%	$1,176	$293,340

Non-Matures, Commercial Properties and Other	39	12,099	38.7%	$2,256,976

Total Real Estate Held for Investment	159	44,223	96.8%	$5,644,930

Real Estate Under Development(b)	2	165	3.2%	$186,823

Total	161	44,388	100.0%	$5,831,753

(a)	Total Income per Occupied Home represents total revenues per weighted average number of apartment homes occupied.

(b)	The Company is currently developing seven wholly-owned communities with 2,242 apartment homes that have not yet been completed.

Liquidity and Capital Resources

Liquidity is the ability to meet present and future financial obligations either through operating cash flows, the sale or maturity of existing assets, or by the acquisition of additional funds through capital management. Both the coordination of asset and liability maturities and effective capital management are important to the maintenance of liquidity. Our primary source of liquidity is our cash flow from operations as determined by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment homes. We routinely use our unsecured bank credit facility to temporarily fund certain operating, investing, financing and other activities prior to arranging for longer-term financing. During the past several years, proceeds from the sale of real estate have been used for debt repayment, investing and financing activities.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and borrowings under credit arrangements. We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, the repayment of financing on development properties, and potential property acquisitions, through long-term secured and unsecured borrowings, the disposition of properties, and the issuance of additional debt or equity securities. Dividends and budgeted expenditures for improvements and renovations of certain properties are expected to be funded from cash provided by our unsecured revolving credit facility, other debt and equity issuances and cash flows provided by property operations.

We have a shelf registration statement filed with the Securities and Exchange Commission which provides for the issuance of an indeterminate amount of common stock, preferred stock, debt securities, guarantees of debt securities, warrants, subscription rights, purchase contracts and units to facilitate future financing activities in the public capital markets. Access to capital markets is dependent on market conditions at the time of the financing activity.

Future Capital Needs

Future development expenditures are expected to be funded with proceeds from construction loans, the sale of property, our unsecured revolving credit facility, and to a lesser extent, with cash flows provided by operating activities. Acquisition activity in strategic markets is expected to be largely financed through the reinvestment of proceeds from the sale of properties, the issuance of equity and debt securities, the issuance of operating partnership units, the assumption or placement of secured and/or unsecured debt.

During 2009, we have approximately $146.1 million of secured debt and $250.1 million of unsecured debt maturing and we anticipate repaying that debt with proceeds from borrowings under our secured or unsecured credit facilities, proceeds from our note receivable, the issuance of new unsecured debt securities or equity or from disposition proceeds. We also anticipate using contractually provided extensions for secured debt.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. A critical accounting policy is one that is both important to our financial condition and results of operations as well as involves some degree of uncertainty. Estimates are prepared based on management’s assessment after considering all evidence available. Changes in estimates could affect our financial position or results of operations. Below is a discussion of the accounting policies that we consider critical to understanding our financial condition or results of operations where there is uncertainty or requires significant judgment.

Capital Expenditures

In conformity with GAAP, we capitalize those expenditures related to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

During 2008, $131.0 million or $2,838 per home was spent on capital expenditures for all of our communities, excluding development, condominium conversions and commercial properties compared to $194.4 million or $2,829 per home spent in 2007. These capital improvements included turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as roofs, siding, parking lots, and asset preservation capital expenditures, which aggregated $29.1 million or $630 per home. In addition, revenue enhancing capital expenditures, kitchen and bath upgrades, upgrades to HVAC equipment, and other extensive exterior/interior upgrades totaled $50.1 million or $1,085 per home, and major renovations totaled $51.8 million or $1,123 per home for the year ended December 31, 2008.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, condominium conversions and commercial properties, for the periods presented:

	Year Ended December 31,
	(dollars in thousands, except for per apartment homes)
				Per Apartment Home
	2008	2007	% Change	2008	2007	% Change

Turnover capital expenditures	$9,342	$13,362	–30.1%	$202	$194	4.1%
Asset preservation expenditures	19,737	31,071	–36.5%	428	452	–5.3%

Total recurring capital expenditures	29,079	44,433	–34.6%	630	646	–2.5%
Revenue enhancing improvements	50,059	78,209	–36.0%	1,085	1,138	–4.7%
Major renovations	51,823	71,785	–27.8%	1,123	1,045	7.5%

Total capital expenditures	$130,961	$194,427	–32.6%	$2,838	$2,829	0.3%

Repair and maintenance expense	$32,679	$42,518	–23.1%	$708	$619	14.4%

Average Stabilized Home Count	46,149	68,723

We will continue to selectively add revenue enhancing improvements which we believe will provide a return on investment substantially in excess of our cost of capital. Recurring capital expenditures during 2009 are currently expected to be approximately $675 per home.

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

REIT Status

We are a Maryland corporation that has elected to be treated for federal income tax purposes as a REIT. A REIT is a legal entity that holds interests in real estate and is required by the Code to meet a number of organizational and operational requirements, including a requirement that a REIT must distribute at least 90% of our REIT taxable income (other than our net capital gain) to our stockholders. If we were to fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at the regular corporate rates and may not be able to qualify as a REIT for four years. Based on the net earnings reported for the year ended December 31, 2008 in our Consolidated Statements of Operations we would have incurred $284.8 million in federal and state GAAP income taxes if we had failed to qualify as a REIT.

Statements of Cash Flow

The following discussion explains the changes in net cash provided by operating activities and net cash provided by/(used in) investing and financing activities that are presented in our Consolidated Statements of Cash Flows.

Operating Activities

For the year ended December 31, 2008, our net cash flow provided by operating activities was $179.8 million compared to $269.3 million for 2007. During 2008, the decrease in cash flow from operating activities resulted primarily from a reduction in property operating income from our apartment community portfolio. The reduction was driven by the Company completing the sale of a significant component of our portfolio in the first quarter of 2008. A portion of the proceeds from the disposition were reinvested in subsequent quarters which diluted the net cash provided by operations for the period in which the Company held restricted 1031 cash funds in lieu of revenue generating operating communities.

For the year ended December 31, 2007, our net cash flow provided by operating activities was $269.3 million compared to $237.9 million for 2006. During 2007, the increase in cash flow from operating activities resulted primarily from the increase in property operating income from the Company’s portfolio performing well on a same community basis for revenues and NOI.

Investing Activities

For the year ended December 31, 2008, net cash provided by investing activities was $302.3 million compared to net cash used of $90.1 million for 2007. Changes in the level of investing activities from period to period reflects our strategy as it relates to acquisitions, capital expenditures, development and disposition activities, as well as the impact of the capital market environment on these activities, all of which are discussed in further detail throughout this Report.

For the year ended December 31, 2007, net cash used in investing activities was $90.1 million compared to $158.2 million for 2006. Changes in the level of investing activities from period to period reflects our strategy as it relates to our acquisition, capital expenditure, development, and disposition programs, as well as the impact of the capital market environment on these activities.

Acquisitions

For the year ended December 31, 2008, we acquired 13 apartment communities with 4,558 apartment homes, two parcels of land, and one retail property for aggregate consideration of $1.0 billion. Our long-term strategic plan is to achieve greater operating efficiencies by investing in fewer, more concentrated markets. As a result, we have been expanding our interests in communities located in California, Florida, Metropolitan Washington D.C. and the Washington markets over the past years. Prospectively, we plan to continue to channel new investments into those markets we believe will provide the best investment returns. Markets will be targeted based upon defined criteria including favorable job formation and low housing affordability.

The following wholly-owned communities were acquired during the year ended December 31, 2008 (dollars in thousands).

				Purchase
Property Name	Market	Acquisition Date	Units	Price(a)

The Place at Millenia	Orlando, FL	January 2008	371	$50,132
Dulaney Crescent	Baltimore, MD	March 2008	264	57,690
Delancey at Shirlington Village	Metro D.C.	March 2008	241	85,000
Edgewater	San Francisco, CA	March 2008	193	115,000
Circle Towers	Metro D.C.	March 2008	606	138,378	(b)
Legacy Village	Dallas, TX	March 2008	1,043	118,500
Pine Brook Village II	Orange County, CA	May 2008	296	87,320
Hearthstone at Merrill Creek	Seattle, WA	May 2008	220	38,000
Island Square	Seattle, WA	July 2008	235	112,202
Almaden Lake Village	San Francisco, CA	July 2008	250	47,270
Residences at the Domain	Austin, TX	August 2008	390	59,500
Waterford	Phoenix, AZ	August 2008	200	23,666
Vintage Lofts	Tampa, FL	August 2008	249	43,672	(c)

			4,558	$976,330

(a)	The purchase price is the contractual amount paid by UDR to the seller and does not include any costs that the Company incurred as a result of the acquisition of the property.

(b)	The purchase price does not include the $5.9 million allocated to the commercial space acquired in the transaction.

(c)	This community was acquired by the Company while under development and is projected to be completed in the first quarter of 2009.

For the year ended December 31, 2007, we acquired 13 apartment communities with 2,671 apartment homes, six parcels of land, and an interest in an operating joint venture for an aggregate consideration of $486.5 million. In 2006, we acquired eight apartment communities with 2,763 apartment homes for an aggregate consideration of $327.5 million and two parcels of land for $19.9 million.

Real Estate Under Development

At December 31, 2008, our development pipeline for wholly-owned communities totaled 2,407 homes with a budget of $375.9 million in which we have a carrying value of $186.8 million. We expect to have the first of the communities complete development during 2009. In addition, we own several parcels of land held for future development in which the Company is seeking entitlements and preparing for development, although we do not anticipate development to commence during 2009.

For the year ended December 31, 2008, we invested approximately $160.1 million in development projects, an increase of $58.6 million from our 2007 level of $101.5 million. As a result of our investment in developments, we completed development on two wholly-owned communities with 644 apartment homes that have a carrying value of $44.4 million and acquired three pre-sale communities with 820 apartment homes that have a carrying value of $126.4 million during the year ended December 31, 2008.

Consolidated Development Joint Venture

In 2006, we entered into a joint venture to develop an apartment community with 298 apartment homes in Marina del Rey, California. Our initial investment was $27.5 million. Our joint venture partner was the managing partner as well as the developer, general contractor and property manager. In December 2008, we acquired for $1.5 million our joint venture partner’s interest in their profit participation and terminated the property management agreement that had approximately two years remaining on the pre-existing contract. As a result of terminating our arrangement, the Company recorded a charge to earnings of $305,000 as the profit component related to the management agreement and capitalized the balance as part of the investment in real estate, which will be depreciated over the average remaining life of the tangible asset. As of December 31, 2008, this property is included as a component of our wholly-owned communities.

Unconsolidated Joint Ventures

UDR is a partner in a joint venture to develop a site in Bellevue, Washington. At closing, we owned 49% of the project that involves building a 430 home high rise apartment building with ground floor retail. The project is currently ongoing and will commence construction once market conditions improve and favorable financing has been obtained. Our investment at December 31, 2008 and 2007 was $10.2 million and $8.1 million, respectively.

UDR is a partner in a joint venture which will develop 274 apartment homes in the central business district of Bellevue, Washington. Construction began in the fourth quarter of 2006 and is scheduled for completion in the third quarter of 2009. At closing, we owned 49% of the project. Our investment at December 31, 2008 and 2007 was $9.9 million and $8.9 million, respectively.

In January 2007, we entered into a joint venture which owns and operates a recently completed 23-story, 166 apartment home high rise community in the central business district of Bellevue, Washington. At closing, UDR owned 49% of the project. Our investment at December 31, 2008 and 2007 was $10.4 million and $11.2 million, respectively.

In November 2007, UDR and an institutional unaffiliated partner formed a joint venture which owns and operates various apartment communities located in Texas. On the closing date, UDR sold nine operating properties, consisting of 3,690 units, and contributed one property under development to the joint venture. The property under development has 302 units and was completed in the third quarter of 2008 and commenced lease up at that time. UDR contributed cash and property equal to 20% of the fair value of the properties. The unaffiliated partner contributed cash equal to 80% of the fair value of the properties comprising the venture, which was then used to purchase the nine operating properties from UDR. Our investment at December 31, 2008 and 2007 was $16.5 million and $20.1 million, respectively. In addition, during 2008 we received payment in full of a note receivable of $18.8 million from the joint venture.

Disposition of Investments

During the year ended December 31, 2008, UDR sold 86 communities with a total of 25,684 apartment homes, for gross consideration of $1.7 billion, 53 condominiums from two communities with a total of 640 condominiums for gross consideration of $6.9 million, one parcel of land for gross proceeds of $1.6 million and one commercial property for gross proceeds of $6.5 million. We recognized after-tax gains for financial reporting purposes of $786.4 million on these sales. Proceeds from the sales were used primarily to acquire new communities and reduce debt. During 2008, we decided to discontinue sales of units with the two communities identified for condominium conversion until such time that the market conditions turn favorable and it is economically beneficial to sell those units versus operate the residual 525 units of those communities. As a result of our decision to revert the remaining units to operations the Company recorded a charge to earnings of $1.7 million, excluding the catch up for depreciation on the units when they were returned to operations.

As a result of our disposition activities in 2008, the Company declared a Special Dividend payable to holders of our common stock for $0.96 per share included with our recurring distribution for the Company’s fourth quarter of 2008 for a total of $1.29 per share ($1.19 per share in the aggregate adjusted for the Special Dividend) payable on January 29, 2009 to stockholders of record on December 9, 2008. Additional information regarding the Special Dividend is set forth in Item 1. Business in Part 1 of this Report.

In conjunction with the transaction in which we sold 86 communities for $1.7 billion, we received a note in the amount of $200.0 million. The note, which is secured by a pledge, security agreement and a guarantee from the buyer’s parent entity, bears interest at the rate of 7.5% per annum and matures on March 31, 2014, provided however that the master credit facility agreement pursuant to which the buyer financed the acquisition of the properties provides that the buyer will pay or prepay the note on or before the date that is fourteen (14) months after the Initial Closing Date (May 3, 2009) and further that it is an event of default under the master credit facility agreement if the note is not paid in full by June 1, 2009.

For the year ended December 31, 2007, UDR sold 21 communities with a total of 7,125 apartment homes for gross consideration of $729.2 million, one parcel of land for $4.5 million, and contributed one property under development, at cost, to a joint venture arrangement in Texas. In addition, we sold 61 condominiums from two communities with a total of 640 condominiums for gross consideration of $10.4 million. We recognized after-tax gains for financial reporting purposes of $239.1 million on these sales. Proceeds from the sales were used primarily to reduce debt.

Financing Activities

For the year ended December 31, 2008, our net cash used in financing activities was $472.5 million compared to $178.1 million for the comparable period of 2007.

The following significant financing activity occurred during the year ended December 31, 2008:

•	Closed on a $240.0 million, two-year unsecured term loan facility of which $200 million was swapped into a fixed rate of 3.61% and $40.0 million has a rate of LIBOR plus 85 basis points. Proceeds were used to redeem $200.0 million of our 4.5% medium term notes due in March 2008 with the remaining $40.0 million used for general corporate purposes.

•	Closed on a $400 million credit facility which matures November 2018. At December 31, 2008, we had $224.8 million outstanding on the facility - $70.0 million at a fixed interest rate of 5.85% and $154.8 million at a variable interest rate, fixed with two- and three-year LIBOR swaps at an average rate of 4.32%. The Company has five years to draw on the additional $175.2 million of capacity. This facility replaced a debt instrument with an outstanding balance of $138.9 million that matured on April 1, 2010 that had a stated rate of 6.09%. As a result of this refinancing the Company incurred a charge to earnings of $4.7 million related to the write off of deferred financing charges and prepayment penalties associated with the retired debt instrument. Some of the incremental proceeds from this note were used to purchase unsecured long term debt at a discount to par.

•	Sold 8,661,201 shares of our common stock adjusted for the Special Dividend (8,000,000 shares of common stock on an unadjusted basis) in a public offering resulting in gross proceeds of $194.0 million.

•	Obtained five construction loans for a total of $179.3 million of which the Company has drawn $53.9 million for our development projects. The construction loans all have a three-year initial terms with an extension provision(s) and incur interest at a variable rates which range from LIBOR plus 140 basis points to LIBOR plus 225 basis points.

•	Repaid $216.4 million of secured debt and $793.0 million of unsecured debt (represents the notional amount of debt repaid and excludes the gain on extinguishment). The $793.0 million of unsecured debt consisted of $309.5 million for the revolving credit facility, $275.8 million for maturing debt and $207.7 million for the repurchase of unsecured debt.

•	Repurchased unsecured debt with a notional amount of $207.7 million for $176.2 million resulting in a gain on extinguishment of $29.6 million, net of deferred finance charges. The unsecured debt repurchased by the Company matured in 2011, 2014, 2015 and 2016, respectively. As a result of these repurchases, the gain is presented as a reduction to interest expense on the Consolidated Statement of Operations.

•	Repurchased 969,300 shares of our Series G Cumulative Redeemable Preferred Stock for $20.3 million, less than their liquidation value of $24.2 million.

For the year ended December 31, 2007, our net cash used in financing activities was $178.1 million compared to $93.0 million for the comparable period of 2006. The increase in financing activities was due to the Company repaying additional secured debt, the redemption of our Series B Cumulative Redeemable Preferred Stock, repurchase of common stock in the marketplace which was offset by the issuance of issuance of debt and equity securities and drawing down on our unsecured credit facility.

Credit Facilities

As of December 31, 2008, we have secured revolving credit facilities with Fannie Mae with an aggregate commitment of $1.0 billion with $831.2 million outstanding. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at our option. We have $666.6 million of the funded balance fixed at a weighted average interest rate of 5.5% and the remaining balance on these facilities is currently at a weighted average variable rate of 3.1%.

As of December 31, 2007, we had secured revolving credit facilities with Fannie Mae with an aggregate commitment of $748.9 million with $663.9 million outstanding. The Fannie Mae credit facilities are for an initial term of ten years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at our option. We had $583.1 million of the funded balance fixed at a weighted average interest rate of 5.9% and the remaining balance on these facilities was at a weighted average variable rate of 5.1%.

On July 27, 2007, we amended and restated our existing three-year $500 million unsecured revolving credit facility with a maturity date of May 31, 2008, (which could be extended for an additional year at our option) to increase the facility to $600 million and to extend its maturity to July 26, 2012. Under certain circumstances, we may increase the new $600 million credit facility to $750 million. Based on our current credit ratings, the $600 million credit facility carries an interest rate equal to LIBOR plus a spread of 47.5 basis points, which represents a 10 basis point reduction to the previous $500 million revolving credit facility. Under a competitive bid feature and for so long as we maintain an investment grade rating, we have the right under the new $600 million credit facility to bid out 50% of the commitment amount and we can bid out 100% of the commitment amount once per quarter. As of December 31, 2008 and 2007, there was $0 and $309.5 million, respectively, outstanding on the unsecured revolving credit facility.

The Fannie Mae credit facility and the bank revolving credit facility are subject to customary financial covenants and limitations.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $345.7 million in variable rate debt that is not subject to interest rate swap contracts as of December 31, 2008. If market interest rates for variable rate debt increased by 100 basis point, our interest expense would increase by $3.8 million based on the average balance outstanding during the year.

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

Funds from Operations

Funds from operations, or FFO, is defined as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We compute FFO for all periods presented in accordance with the recommendations set forth by the National Association of Real Estate Investment Trust’s (“NAREIT”) April 1, 2002 White Paper. We consider FFO in evaluating property acquisitions and our operating performance, and believe that FFO should be considered along with, but not as an alternative to, net income and cash flow as a measure of our activities in accordance with generally accepted accounting principles. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

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

The following table outlines our FFO calculation and reconciliation to GAAP for the three years ended December 31, 2008 adjusted for the Special Dividend (dollars in thousands):

	For The Year Ended December 31,
	2008	2007	2006

Net income	$706,929	$221,348	$128,605
Adjustments:
Distributions to preferred stockholders	(12,138)	(13,910)	(15,370)
Real estate depreciation and amortization, including discontinued operations	251,984	257,450	243,889
Minority interest, including discontinued operations	46,491	11,807	7,360
Real estate depreciation and amortization on unconsolidated joint ventures	4,502	1,980	—
Net gains on the sale of depreciable property to a joint venture	—	(113,799)	—
Net gains on the sale of depreciable property in discontinued operations, excluding RE3	(787,058)	(117,468)	(120,013)

Funds from operations — basic	$210,710	$247,408	$244,471

Distributions to preferred stockholders — Series E (Convertible)	3,724	3,724	3,726

Funds from operations — diluted	$214,434	$251,132	$248,197

Weighted average number of common shares and OP Units outstanding — basic	150,457	153,496	154,198
Weighted average number of common shares and OP Units outstanding — diluted	154,715	159,365	160,212

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

The following table is our reconciliation of FFO share information adjusted for the Special Dividend to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the three years ended December 31, 2008 (shares in thousands):

	For the Year Ended December 31,
	2008	2007	2006

Weighted average number of common shares and OP units outstanding basic	150,457	153,496	154,198
Weighted average number of OP units outstanding	(9,475)	(8,404)	(9,413)

Weighted average number of common shares outstanding — basic per the Consolidated Statement of Operations	140,982	145,092	144,785

Weighted average number of common shares, OP units, and common stock equivalents outstanding — diluted	154,715	159,365	160,212
Weighted average number of OP units outstanding	(9,475)	(8,404)	(9,413)
Weighted average incremental shares from assumed conversion of stock options	(445)	(682)	(833)
Weighted average incremental shares from unvested restricted stock	(777)	(442)	(212)
Weighted average number of incremental shares from assumed conversion of $250 million convertible debt	—	—	(74)
Weighted average number of Series A OPPSs outstanding	—	(1,709)	(1,859)
Weighted average number of Series E preferred shares outstanding	(3,036)	(3,036)	(3,036)

Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	140,982	145,092	144,785

FFO also does not represent cash generated from operating activities in accordance with GAAP, and therefore should not be considered an alternative to net cash flows from operating activities, as determined by generally accepted accounting principles, as a measure of liquidity. Additionally, it is not necessarily indicative of cash availability to fund cash needs. A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	For the Year Ended December 31,
	2008	2007	2006

Net cash provided by operating activities	$179,754	$269,281	$237,881
Net cash provided by/(used in) investing activities	302,304	(90,100)	(158,241)
Net cash used in financing activities	(472,537)	(178,105)	(93,040)

Results of Operations

The following discussion includes the results of both continuing and discontinued operations for the periods presented.

Net Income Available to Common Stockholders

2008 -vs-2007

Net income available to common stockholders was $697.8 million ($4.95 per diluted share) for the year ended December 31, 2008 as compared to $205.2 million ($1.41 per diluted share) for the comparable period in the prior year after adjustment for the Special Dividend. The increase in net income available to common stockholders for the year ended December 31, 2008 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report.

•	An increase of $547.3 million in the gains on the disposition of our property inclusive of gains on sale to a joint venture;

•	A decrease of $42.1 million in total interest expense due in part to the Company recognizing gains of $29.6 on the extinguishment of certain unsecured debt instruments;

•	An increase of $16.9 million related to interest income generated by the Company; and

•	A gain of $3.1 million related to the repurchase of shares of our Series G Cumulative Redeemable Preferred Stock at less than their liquation value

The increases to our net income available to common stockholders were offset by: a reduction in property NOI of $80.2 million due to our dispositions; an increase in minority interest of $34.7 million; and an increase in general and administrative expense of $7.6 million when compared to 2007.

2007-vs.-2006

Net income available to common stockholders was $205.2 million ($1.41 per diluted share) for the year ended December 31, 2007, compared to $113.2 million ($0.78 per diluted share) for the year ended December 31, 2006 after adjustment for the Special Dividend. The increase for the year ended December 31, 2007, when compared to the same period in 2006, resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	$98.7 million more in gains recognized from the sale of depreciable property in 2007;

•	$11.4 million more in apartment community operating results in 2007;

•	$3.2 million less in interest expense in 2007; and

•	$1.5 million less in distributions on preferred shares in 2007.

These increases in income were partially offset by: a $13.6 million increase in real estate depreciation and amortization expense; an $8.4 million increase in general and administrative expense; $4.3 million in severance costs and other restructuring charges in 2007; $2.3 million in premiums on preferred stock repurchases in 2007; and a $0.9 million decrease in non-property income during 2007 when compared to 2006.

Apartment Community Operations

Our net income is primarily generated from the operation of our apartment communities. The following table summarizes the operating performance of our total apartment portfolio which excludes commercial operating income for each of the periods presented (dollars in thousands):

	Year Ended December 31,			Year Ended December 31,
	2008	2007	% Change	2007	2006	% Change

Property rental income	$601,998	$735,293	–18.1%	$735,293	$736,329	–0.1%
Property operating expense(a)	(205,842)	(258,895)	–20.5%	(258,895)	(271,297)	–4.6%

Property NOI	$396,156	$476,398	–16.8%	$476,398	$465,032	2.4%

(a)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of property NOI to net income as reflected on the Consolidated Statements of Operations for the periods presented (dollars in thousands):

	December 31,
	2008	2007	2006

Property NOI	$396,156	$476,398	$465,032
Commercial operating income/(loss)	831	2,713	(350)
Non-property income	36,903	21,431	11,858
Hurricane related expenses	(1,310)	—	—
Depreciation and amortization	(256,850)	(261,038)	(246,934)
Interest	(135,876)	(178,020)	(181,183)
General and administrative and property management	(63,762)	(59,881)	(51,463)
Severance costs and other restructuring charges	(653)	(4,333)	—
Other operating expenses	(4,569)	(1,442)	(1,238)
Loss from unconsolidated entities	(3,612)	(1,589)	—
Net gain on sale of real estate	786,364	239,068	140,346
Minority interests	(46,693)	(11,959)	(7,463)

Net income per the Consolidated Statement of Operations	$706,929	$221,348	$128,605

Same Communities
2008-vs.-2007

Our same store communities (those acquired, developed, and stabilized prior to January 1, 2007 and held on December 31, 2008) which consisted of 32,124 apartment homes and provided 74% of our property NOI for the year ended December 31, 2008.

NOI for our same community properties increased 3.8% or $10.8 million for the year ended December 31, 2008 compared to the same period in 2007. The increase in property NOI was primarily attributable to a 3.6% or $14.8 million increase in rental revenues and other income partially offset by a 3.1% or $4.1 million increase in operating expenses. The increase in revenues was primarily driven by a 1.4% or $6.0 million increase in rental rates, a 13.9% or $2.0 million increase in reimbursement income, and a 76.9% or $4.3 million decrease in rental concessions. Physical occupancy increased 0.3% to 94.8% and total income per occupied home increased $37 to $1,176.

The increase in property operating expenses was primarily driven by a 5.9% or $2.3 million increase in real estate taxes due to higher assessed values on our communities and favorable tax appeals in 2007 and a 5.4% or $1.7 million increase in personnel costs.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 68.3% as compared to 68.1% in the comparable period in the prior year.

2007-vs.-2006

Our same communities (those communities acquired, developed, and stabilized prior to January 1, 2006 and held on December 31, 2007, which consisted of 30,686 apartment homes) provided 57% of our property net operating income for the year ended December 31, 2007.

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

Non-Mature Communities
2008-vs.-2007

The remaining $103.6 million and $196.5 million of our NOI during the year ended December 31, 2008 and 2007, respectively, was generated from communities that we classify as “non-mature communities.” UDR’s non-mature communities consist of communities that do not meet the criteria to be included in same communities, which includes communities developed or acquired, redevelopment properties, sold properties, properties classified as real estate held for disposition and condominium properties. For the year ended December 31, 2008, we recognized NOI for our developments of $7.5 million, acquired communities of $46.0 million, redeveloped properties of $19.2 million and sold properties of $25.0 million. For the year ended December 31, 2007, we recognized net operating income for our developments of $4.0 million, acquired communities of $6.6 million, redeveloped properties of $14.9 million and sold properties of $146.1 million. In addition, in 2007 the Company sold a portfolio of properties into a joint venture that we continue to manage after the transaction and as such is not deemed discontinued operations. The NOI from those communities was $18.3 million.

2007-vs.-2006

The non-mature communities net operating income for the years ended December 31, 2007 and 2006 is derived largely from acquisitions, developments, redevelopments and dispositions as the Company executed our strategy to enhance our portfolio in high barrier-to-entry markets.

Other Income

For the year ended December 31, 2008, significant amounts reflected in other income include: interest income from a note for $200 million that the Company received related to the disposition of 86 properties during 2008; interest from uninvested 1031 proceeds; and fees earned for both recurring and non-recurring items related to the Company’s joint ventures. At December 31, 2008, the Company had redeployed all 1031 proceeds.

Tax Benefit for TRS

UDR elected for certain consolidated subsidiaries to be treated as Taxable REIT Subsidiaries (“TRS”). Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. For the years ended December 31, 2008, 2007 and 2006 we have recognized a benefit due to the results of operations and temporary differences associated with the TRS.

Other Operating Expenses

For the year ended December 31, 2008, the increase in other operating expenses is primarily due to additional costs incurred by the Company related to ground leases. In December 2007 and in July 2008, we purchased operating communities that were subject to long-term ground leases. A schedule of future obligations related to ground leases is set forth under “Contractual Obligations” below.

Real Estate Depreciation and Amortization

For the year ended December 31, 2008, real estate depreciation and amortization on both continuing and discontinued operations decreased 2.1% or $5.5 million as compared to the comparable period in 2007. The decrease in depreciation and amortization for the year ended December 31, 2008 is a result of the Company’s repositioning efforts that included the sale of 86 operating communities. As the properties sold in 2008 did not meet the criteria to be deemed as held-for-sale the communities until late in the fourth quarter of 2008, we did not cease depreciation until that time. With the proceeds from the sale, the Company purchased $1.0 billion of properties. As part of our allocation of fair value associated with the purchase price, we attributed $14.0 million to in-place leases for our multi-family communities, which are generally amortized over an 11 month period. During the year ended December 31, 2008, the Company recorded $3.7 million of depreciation related to two properties that we had previously been marketing as condominiums and classified as held-for-sale when we determined it prudent to operate the communities.

For the year ended December 31, 2007, real estate depreciation and amortization on both continuing and discontinued operations increased $13.6 million or 5.6% compared to 2006, primarily due to the significant increase in per home acquisition cost compared to the existing portfolio and other capital expenditures.

Interest Expense

For the year ended December 31, 2008, interest expense on both continuing and discontinued operations decreased 23.7% or $42.1 million as compared to 2007. This decrease is primarily due to the Company recognizing a gain of $29.6 million on debt extinguishment that was partially offset by a $4.2 million prepayment penalty incurred by the Company in refinancing a secured debt instrument in 2008. The gain on debt extinguishment was a result of the Company repurchasing unsecured debt securities with a notional amount of $207.7 million in the open market throughout the year. In addition, the weighted average interest rate decreased from 5.3% in 2007 to 4.9% in 2008, which further reduced our interest expense. The decrease in the weighted average interest rate during 2008 reflects short-term bank borrowings and variable rate debt that had lower interest rates in 2008 when compared to the same period in 2007.

For the year ended December 31, 2007, interest expense on both continuing and discontinued operations decreased 1.7% or $3.2 million compared to 2006. For the year ended December 31, 2007, the weighted average amount of debt outstanding increased 5.9% or $193.8 million compared to 2006 and the weighted average interest rate decreased from 5.4% in 2006 to 5.3% in 2007. The weighted average amount of debt outstanding during 2007 was slightly higher than 2006 as acquisition costs in 2007 have been funded primarily by the issuance of debt. The decrease in the weighted average interest rate during 2007 reflects short-term bank borrowings and variable rate debt that had lower interest rates in 2007 when compared to the same period in 2006.

General and Administrative

For the year ended December 31, 2008, general and administrative expenses increased 19.2% or $7.6 million as compared to 2007. The increase was due to a number of factors, including the Company writing off acquisition-related costs, the Company no longer pursuing a condominium strategy resulted in writing off $1.7 million in deferred sales charges, the renegotiation and/or cancellation of certain operating leases and/or vendor contracts of $0.8 million, the Company cancelling a contract to acquire a pre-sale property resulting in a charge of $1.7 million and the Company acquiring certain contractual rights related to a joint venture resulted in the Company incurring a charge of $305,000 for the profit component of the contracts.

For the year ended December 31, 2007, general and administrative expenses increased $8.4 million or 26.8% compared to 2006. The increase was due to a number of factors, including increases in personnel costs, incentive compensation, and legal and professional fees.

Severance Costs and Other Restructuring Charges

For the year ended December 31, 2008, the Company recognized $653,000 of severance and restructuring charges as the Company continued to consolidate our operations in Highlands Ranch, Colorado. In addition, we announced reductions to certain positions related to both operations and corporate.

For the year ended December 31, 2007, UDR recognized $4.3 million in severance costs and other restructuring charges partly as a result of our disposition of 86 communities consisting of 25,684 apartment homes. As a result of a comprehensive review of the organizational structure of UDR and its operations, UDR recorded a charge of $3.6 million during the fourth quarter of 2007 related to workforce reductions, relocation costs, and other related costs. These charges are included in the Consolidated Statements of Operations within the line item “Severance costs and other restructuring charges.” All charges were approved by management and our Board of Directors in October 2007. The Company had a zero balance related to the 2007 charges as of December 31, 2008.

Gains on the Sale of Land and Depreciable Property

For the years ended December 31, 2008, 2007 and 2006, we recognized after-tax gains for financial reporting purposes of $786.4 million, $239.1 million and $140.3 million, respectively. Changes in the level of gains recognized from period to period reflect the changing level of our divestiture activity from period to period as well as the extent of gains related to specific properties sold.

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. Substantially all of our leases are for a term of one year or less which generally minimizes our risk from the adverse effects of inflation.

Off-Balance Sheet Arrangements

UDR has entered into one contract to purchase an apartment community of 289 homes in Dallas, Texas for approximately $29.0 million upon completion of its development. This apartment community is expected to be completed in the fourth quarter of 2009.

Other than the purchase contract listed above, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2008 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	2009	2010-2011	2012-2013	Thereafter	Total

Long-term debt obligations	$396,188	$1,010,330	$657,123	$1,210,406	$3,274,047
Interest on debt obligations	120,110	216,121	177,692	191,890	705,813
Unfunded commitments on development projects(a)	4,829	184,249	—		189,078
Purchase obligations	29,000	—	—	—	29,000
Operating lease obligations:
Operating space	1,264	1,978	793	—	4,035
Ground leases(b)	4,520	9,040	9,040	293,702	316,302

	$555,911	$1,421,718	$844,648	$1,695,998	$4,518,275

(a)	Any unfunded costs at December 31, 2008 are shown in the year of estimated completion. The Company has project debt on many of our development projects.

(b)	For purposes of our ground lease contracts, the Company uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a reset provision based on the communities appraised value or consumer price index but does not included a specified minimum lease payment, the Company uses the current rent over the remainder of the lease term.

During 2008, we incurred gross interest costs of $177.8 million, of which $14.9 million was capitalized.

Factors Affecting Our Business and Prospects

There are many factors that affect our business and the results of our operations, some of which are beyond our control. These factors include:

•	general economic factors;

•	unfavorable changes in apartment market and economic conditions that could adversely affect occupancy levels and rental rates;

•	the failure of acquisitions to achieve anticipated results;

•	possible difficulty in selling apartment communities;

•	the timing and closing of planned dispositions under agreement;

•	competitive factors that may limit our ability to lease apartment homes or increase or maintain rents;

•	insufficient cash flow that could affect our debt financing and create refinancing risk;

•	failure to generate sufficient revenue, which could impair our debt service payments and distributions to stockholders;

•	development and construction risks that may impact our profitability;

•	potential damage from natural disasters, including hurricanes and other weather-related events, which could result in substantial costs to us;

•	risks from extraordinary losses for which we may not have insurance or adequate reserves;

•	uninsured losses due to insurance deductibles, self-insurance retention, uninsured claims or casualties, or losses in excess of applicable coverage;

•	delays in completing developments and lease-ups on schedule;

•	our failure to succeed in new markets;

•	changing interest rates, which could increase interest costs and affect the market price of our securities;

•	potential liability for environmental contamination, which could result in substantial costs to us;

•	the imposition of federal taxes if we fail to qualify as a REIT under the Internal Revenue Code in any taxable year;

•	our internal control over financial reporting may not be considered effective which could result in a loss of investor confidence in our financial reports, and in turn have an adverse effect on our stock price; and

•	changes in real estate laws, tax laws and other laws affecting our business.

A discussion of these and other factors affecting our business and prospects is set forth in Part I, Item 1A. Risk Factors. We encourage investors to review these risk factors.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is included in and incorporated by reference from Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related financial information required to be filed are attached to this Report. Reference is made to page 50 of this Report for the Index to Consolidated Financial Statements and Schedule.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

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

Management’s Report on Internal Control over Financial Reporting

UDR’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO).

Based on UDR’s evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Report, has audited UDR’s internal control over financial reporting as of December 31, 2008. The report of Ernst & Young LLP, which expresses an unqualified opinion on UDR’s internal control over financial reporting as of December 31, 2008, is included under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” contained in this Report.

Changes in Internal Control Over Financial Reporting

Our Chief Executive Officer and our Chief Financial Officer concluded that during the quarter ended December 31, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information set forth under the headings “Election of Directors,” “Corporate Governance Matters,” “Audit Committee Report,” “Corporate Governance Matters-Audit Committee Financial Expert,” “Corporate Governance Matters-Identification and Selection of Nominees for Directors,” “Corporate Governance Matters-Board of Directors and Committee Meetings” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 12, 2009.

Information required by this item regarding our executive officers is included in Part I of this Report in the section entitled “Business-Executive Officers of the Company.”

We have a code of ethics for senior financial officers that applies to our principal executive officer, all members of our finance staff, including the principal financial officer, the principal accounting officer, the treasurer and the controller, our director of investor relations, our corporate secretary, and all other Company officers. We also have a code of business conduct and ethics that applies to all of our employees. Information regarding our codes is available on our website, www.udr.com, and is incorporated by reference to the information set forth under the heading “Corporate Governance Matters” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 12, 2009. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of our codes by posting such amendment or waiver on our website.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance Matters-Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Compensation of Directors” and “Compensation Committee Report” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 12, 2009.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” and “Equity Compensation Plan Information” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 12, 2009.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance Matters-Corporate Governance Overview,” “Corporate Governance Matters-Director Independence,” “Corporate Governance Matters-Independence of Audit, Compensation and Governance Committees,” and “Executive Compensation” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 12, 2009.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth under the headings “Audit Fees” and “Pre-Approval Policies and Procedures” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 12, 2009.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements. See Index to Consolidated Financial Statements and Schedule on page 50 of this Report.

2. Financial Statement Schedule. See Index to Consolidated Financial Statements and Schedule on page 50 of this Report. All other schedules are omitted because they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.

3. Exhibits. The exhibits filed with this Report are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UDR, INC.

Date: February 26, 2009	By:	/s/ Thomas W. Toomey Thomas W. Toomey Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 26, 2009 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas W. Toomey Thomas W. Toomey Chief Executive Officer, President, and Director	/s/ Robert P. Freeman Robert P. Freeman Director

/s/ David L. Messenger David L. Messenger Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	/s/ Jon A. Grove Jon A. Grove Director

/s/ Robert C. Larson Robert C. Larson Chairman of the Board	/s/ Thomas R. Oliver Thomas R. Oliver Director

/s/ James D. Klingbeil James D. Klingbeil Vice Chairman of the Board	/s/ Lynne B. Sagalyn Lynne B. Sagalyn Director

/s/ Katherine A. Cattanach Katherine A. Cattanach Director	/s/ Mark J. Sandler Mark J. Sandler Director

/s/ Eric J. Foss Eric J. Foss Director	/s/ Thomas C. Wajnert Thomas C. Wajnert Director

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
UDR, Inc.

We have audited UDR, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). UDR, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, UDR, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UDR, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008 of UDR, Inc. and our report dated February 20, 2009, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Denver, Colorado
February 20, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
UDR, Inc.

We have audited the accompanying consolidated balance sheets of UDR, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UDR, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), UDR, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Denver, Colorado
February 20, 2009

UDR, Inc.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	December 31,
	2008	2007

ASSETS
Real estate owned:
Real estate held for investment	$5,644,930	$4,186,360
Less: accumulated depreciation	(1,078,637)	(832,598)

	4,566,293	3,353,762
Real estate under development (net of accumulated depreciation of $52 and $963)	186,771	343,768
Real estate held for disposition (net of accumulated depreciation of $0 and $538,198)	—	887,192

Total real estate owned, net of accumulated depreciation	4,753,064	4,584,722
Cash and cash equivalents	12,740	3,219
Restricted cash	7,726	4,847
Deferred financing costs, net	29,658	34,136
Notes receivable	207,450	12,655
Investment in unconsolidated joint ventures	47,048	48,264
Escrow — 1031 exchange funds	—	56,217
Other assets	85,842	53,730
Other assets — real estate held for disposition	767	3,331

Total assets	$5,144,295	$4,801,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured debt	$1,462,471	$910,611
Secured debt — real estate held for disposition	—	227,325
Unsecured debt	1,811,576	2,364,740
Real estate taxes payable	14,035	8,922
Accrued interest payable	20,744	27,999
Security deposits and prepaid rent	28,829	22,061
Distributions payable	57,144	49,152
Deferred gains on the sale of depreciable property	28,845	28,690
Accounts payable, accrued expenses, and other liabilities	71,395	52,070
Other liabilities — real estate held for disposition	1,204	28,110

Total liabilities	3,496,243	3,719,680
Minority interests	77,375	62,049
Stockholders’ equity
Preferred stock, no par value; 50,000,000 shares authorized 2,803,812 shares of 8.00% Series E Cumulative Convertible issued and outstanding (2,803,812 shares at December 31, 2007)	46,571	46,571
4,430,700 shares of 6.75% Series G Cumulative Redeemable issued and outstanding (5,400,000 shares at December 31, 2007)	110,768	135,000
Common stock, $0.01 par value; 250,000,000 shares authorized 148,781,115 shares issued and outstanding (144,336,438 shares at December 31, 2007)	1,488	1,443
Additional paid-in capital	1,818,269	1,753,472
Distributions in excess of net income	(393,704)	(916,280)
Accumulated other comprehensive loss	(12,715)	(814)

Total stockholders’ equity	1,570,677	1,019,392

Total liabilities and stockholders’ equity	$5,144,295	$4,801,121

See accompanying notes to consolidated financial statements

UDR, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006

REVENUES
Rental income	$563,408	$501,618	$467,511
Non-property income:
Other income	27,190	4,320	3,585

Total Revenues	590,598	505,938	471,096

EXPENSES
Rental expenses:
Real estate taxes and insurance	68,428	59,036	55,603
Personnel	48,672	43,038	41,616
Utilities	29,301	26,147	24,717
Repair and maintenance	30,333	27,342	26,059
Administrative and marketing	14,640	13,009	13,039
Property management	15,494	13,792	12,856
Other operating expenses	4,563	1,442	1,238
Hurricane related expenses	1,310	—	—
Real estate depreciation and amortization	251,984	191,478	165,499
Interest
Expense incurred	158,702	161,761	179,075
Gain on debt extinguishment	(29,639)	—	—
Prepayment penalty on debt restructure	4,201	—	—
General and administrative	47,179	39,566	31,198
Severance costs and other restructuring charges	653	4,333	—
Other depreciation and amortization	4,866	3,077	2,513

Total Expenses	650,687	584,021	553,413

Operating loss	(60,089)	(78,083)	(82,317)
Loss from unconsolidated entities	(3,612)	(1,589)	—
Tax benefit for the TRS	9,713	17,110	8,268
Minority interests of outside partnerships	(202)	(152)	(103)
Minority interests of unitholders in operating partnerships	3,983	(1,902)	5,394
Net gain on the sale of depreciable property to a joint venture	—	113,799	—

(Loss)/ income before discontinued operations, net of minority interests	(50,207)	49,183	(68,758)
Income from discontinued operations, net of minority interests	757,136	172,165	197,363

Net income	706,929	221,348	128,605
Distributions to preferred stockholders — Series B	—	(4,819)	(11,644)
Distributions to preferred stockholders — Series E (Convertible)	(3,724)	(3,724)	(3,726)
Distributions to preferred stockholders — Series G	(8,414)	(5,367)	—
Discount/(premium) on preferred stock repurchases, net	3,056	(2,261)	—

Net income available to common stockholders	$697,847	$205,177	$113,235

Earnings per weighted average common share — basic and diluted:
(Loss)/income from continuing operations available to common stockholders, net of minority interests	$(0.42)	$0.23	$(0.58)
Income from discontinued operations, net of minority interests	$5.37	$1.18	$1.36
Net income available to common stockholders	$4.95	$1.41	$0.78
Common distributions declared per share	$2.11	$1.22	$1.15
Weighted average number of common shares outstanding — basic	140,982	145,092	144,785
Weighted average number of common shares outstanding — diluted	140,982	145,092	144,785

See accompanying notes to consolidated financial statements

UDR, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)

	Twelve Months Ended December 31,
	2008	2007	2006

Operating Activities
Net income	$706,929	$221,348	$128,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	256,850	261,038	246,934
Net gains on the sale of depreciable property	(786,181)	(125,269)	(140,346)
Net gains on the sale of land	(183)	—	—
Net gains on the sale of depreciable property to a joint venture	—	(113,799)	—
Gains on debt extinguishment	(29,639)	—	—
Gains on the sale of technology investment	—	—	(796)
Minority interests	46,693	11,958	7,463
Write off of bad debt	2,411	4,042	3,806
Loss from unconsolidated entities	3,612	1,589	—
Amortization of deferred financing costs and other	7,762	7,482	6,063
Amortization of deferred compensation	7,024	6,356	—
(Refunds)/prepayments on income taxes	(6,846)	6,284	(6,288)
Changes in operating assets and liabilities:
Increase in operating assets	(27,146)	(7,495)	(6,519)
Decrease in operating liabilities	(1,532)	(4,253)	(1,041)

Net cash provided by operating activities	179,754	269,281	237,881
Investing Activities
Proceeds from sales of real estate investments, net	1,487,067	737,201	484,476
Proceeds from note receivable	18,774	4,000	59,805
Disbursements related to notes receivable	(13,569)	(6,155)	(5,500)
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	(936,538)	(435,997)	(365,606)
Development of real estate assets	(160,074)	(101,460)	(101,849)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(123,234)	(194,427)	(215,721)
Capital expenditures — non-real estate assets	(23,249)	(4,547)	(3,465)
Investment in unconsolidated joint venture	(2,396)	(24,954)	—
Contributions to unconsolidated joint ventures	—	—	(6,823)
Proceeds from the sale of technology investment	—	—	796
Purchase deposits on pending real estate acquisitions	(694)	(7,544)	(4,354)
Change in funds held in escrow from IRC Section 1031 exchanges	56,217	(56,217)	—

Net cash provided by/(used in) investing activities	302,304	(90,100)	(158,241)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data) — (Continued)

	Twelve Months Ended December 31,
	2008	2007	2006

Financing Activities
Payments on secured debt	(216,354)	(186,831)	(70,339)
Proceeds from the issuance of unsecured debt	240,000	150,000	375,000
Proceeds from the issuance of secured debt	445,162	91,804	78,860
Payments on unsecured debt	(452,156)	(167,255)	(138,849)
Net (repayment)/proceeds of revolving bank debt	(309,500)	222,300	(123,600)
Purchase of capped call equity instrument	—	—	(12,588)
Payment of financing costs	(6,702)	(6,772)	(10,284)
Proceeds from the exercise of stock options	2,588	2,524	5,303
Proceeds from the issuance of common shares through public offering	184,327	—	—
Proceeds from the (redemption)/issuance of Series G preferred stock, net	(20,347)	135,000	—
Payment of preferred stock issuance costs	—	(4,252)	—
(Repayment)/proceeds from the investment of performance based programs, net	(944)	50	400
Purchase of minority interests owned by Series A LLC	—	—	(2,059)
Distributions paid to minority interests	(18,666)	(12,099)	(12,729)
Distributions paid to preferred stockholders	(12,429)	(13,312)	(15,370)
Distributions paid to common stockholders	(166,983)	(175,923)	(166,785)
Repurchase of common stock	(140,533)	(77,939)	—
Redemption of Series B preferred stock	—	(135,400)	—

Net cash used in financing activities	(472,537)	(178,105)	(93,040)
Net increase/(decrease) in cash and cash equivalents	9,521	1,076	(13,400)
Cash and cash equivalents, beginning of year	3,219	2,143	15,543

Cash and cash equivalents, end of year	$12,740	$3,219	$2,143

Supplemental Information:
Interest paid during the period	$176,087	$197,722	$174,871
Non-cash transactions:
Conversion of operating partnership minority interests to common stock (1,596,402 shares in 2008, 1,012,788 shares in 2007 and 412,491 shares in 2006)	12,176	8,794	7,988
Issuance of restricted stock awards	6	1	3
Issuance of note receivable upon the disposition of real estate	200,000	—	—
Secured debt assumed with the acquisition of properties, net of fair value adjustment	95,728	72,680	24,512
Real estate assets contributed	—	10,350	—
Non-cash transactions associated with consolidated joint venture:
Real estate assets acquired	—	—	62,059
Secured debt assumed	—	—	33,627
Operating liabilities assumed	—	—	3,840

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share data)

							Accumulated
						Distributions in	Other
	Preferred Stock		Common Stock		Paid-in	Excess of	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Net Income	Loss	Total

Balance, December 31, 2005	8,219,821	$181,971	145,088,173	$1,451	$1,813,046	$(888,744)	$—	$1,107,724

Comprehensive Income
Net income	—	—	—	—	—	128,605	—	128,605

Comprehensive income						128,605	—	128,605

Issuance of common and restricted shares and other	—	—	688,643	7	9,357	—	—	9,364
Adjustment for conversion of minority interests of unitholders in operating partnerships	—	—	412,491	4	7,984	—	—	7,988
Adjustment for conversion of minority interests owned by Series A LLC	—	—	—	—	(2,059)	—	—	(2,059)
Purchase of capped call equity instrument	—	—	—	—	(12,588)	—	—	(12,588)
Common stock distributions declared ($1.145 per share)	—	—	—	—	—	(168,408)	—	(168,408)
Preferred stock distributions declared-Series B ($2.15 per share)	—	—	—	—	—	(11,644)	—	(11,644)
Preferred stock distributions declared-Series E ($1.33 per share)	—	—	—	—	—	(3,726)	—	(3,726)

Balance, December 31,2006	8,219,821	181,971	146,189,307	1,462	1,815,740	(943,917)	—	1,055,256

Comprehensive Income
Net income	—	—	—	—	—	221,348	—	221,348
Other comprehensive income
Unrealized loss on derivative financial instruments	—	—	—	—	—	—	(814)	(814)

Comprehensive income						221,348	(814)	220,534

Issuance of common and restricted shares	—	—	506,257	5	8,944	—	—	8,949
Purchase of common shares	—	—	(3,371,914)	(34)	(77,905)	—	—	(77,939)
Redemption of 8.60% Series B Cumulative Redeemable shares	(5,416,009)	(135,400)	—	—	2,261	(2,261)	—	(135,400)
Issuance of 6.75% Series G Cumulative Redeemable shares	5,400,000	135,000	—	—	(4,252)	—	—	130,748
Adjustment for conversion of minority interests of unitholders in operating partnerships	—	—	1,012,788	10	8,684	—	—	8,694
Common stock distributions declared ($1.22 per share)	—	—	—	—	—	(177,540)	—	(177,540)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share data) — (Continued)

							Accumulated
						Distributions in	Other
	Preferred Stock		Common Stock		Paid-in	Excess of	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Net Income	Loss	Total

Preferred stock distributions declared-Series B ($1.07 per share)	—	—	—	—	—	(4,819)	—	(4,819)
Preferred stock distributions declared-Series E ($1.33 per share)	—	—	—	—	—	(3,724)	—	(3,724)
Preferred stock distributions declared-Series G ($1.13 per share)	—	—	—	—	—	(5,367)	—	(5,367)

Balance, December 31,2007	8,203,812	181,571	144,336,438	1,443	1,753,472	(916,280)	(814)	1,019,392

Comprehensive Income
Net income	—	—	—	—	—	706,929	—	706,929
Other comprehensive income Unrealized loss on derivative financial instruments	—	—	—	—	—	—	(11,901)	(11,901)

Comprehensive income						706,929	(11,901)	695,028

Issuance of common and restricted shares	—	—	682,650	7	9,191	—	—	9,198
Issuance of common shares	—	—	8,661,201	87	183,085	—	—	183,172
Purchase of common shares	—	—	(6,495,576)	(65)	(140,468)	—	—	(140,533)
Redemption of 969,300 shares of 6.75% Series G Cumulative Redeemable shares	(969,300)	(24,232)	—	—	829	3,056	—	(20,347)
Adjustment for conversion of minority interests of unitholders in operating partnerships	—	—	1,596,402	16	12,160	—	—	12,176
Common stock distributions declared ($2.105 per share)	—	—	—	—	—	(175,271)	—	(175,271)
Preferred stock distributions declared-Series E ($1.3288 per share)	—	—	—	—	—	(3,724)	—	(3,724)
Preferred stock distributions declared-Series G ($1.6875 per share)	—	—	—	—	—	(8,414)	—	(8,414)

Balance, December 31, 2008	7,234,512	$157,339	148,781,115	$1,488	$1,818,269	$(393,704)	$(12,715)	$1,570,677

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, formation and special dividend

UDR, Inc. (“UDR”, the “Company” “we” or “our”) is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, and manages apartment communities generally in high barrier-to-entry markets located in the United States. The high barrier-to-entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. At December 31, 2008, our apartment portfolio consisted of 161 wholly-owned communities located in 23 markets consisting of 44,388 apartment homes. In addition, the Company has an ownership interest in 4,158 apartment units through joint ventures.

On November 5, 2008, our Board of Directors declared a dividend on a pre-adjusted basis of $1.29 per share (“the Special Dividend”) (approximately $132.0 million or $1.19 per share adjusted for the Special Dividend) payable to holders of our common stock. The dividend was paid on January 29, 2009 to stockholders of record on December 9, 2008. The dividend represented the Company’s 2008 fourth quarter recurring distribution of $0.33 per share ($0.305 per share adjusted for the Special Dividend) and an additional special distribution in the amount of $0.96 per share ($0.89 per share adjusted for the Special Dividend) due to taxable income arising from our disposition activity occurring during the year. Subject to the Company’s right to pay the entire dividend in cash, stockholders had the option to make an election to receive payment in cash or in shares, however, the aggregate amount of cash payable to stockholders, other than cash payable in lieu of fractional shares, would not be less than $44.0 million.

The Special Dividend, totaling $177.1 million was paid on 137,266,557 shares issued and outstanding on the record date. Approximately $133.1 million of the Special Dividend was paid through the issuance of 11,358,042 shares of common stock, which was determined based on the volume weighted average closing sales price of our common stock of $11.71 per share on the NYSE on January 21, 2009 and January 22, 2009. The effect of the issuance of additional shares of common stock pursuant to the Special Dividend has been retroactively reflected in each of the historical periods presented within this filing as if those shares were issued and outstanding at the beginning of the earliest period presented. Accordingly, all activity including share issuances, repurchases and forfeitures have been adjusted to reflect an 8.27% increase in the number of shares, except where noted otherwise.

Basis of presentation

The accompanying Consolidated Financial Statements of UDR and its wholly-owned subsidiaries, includes certain joint ventures and variable interest entities where we are the primary beneficiary as defined by FASB Interpretation No. 46 R (“FIN 46 R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company’s subsidiaries include United Dominion Realty, L.P., (the “Operating Partnership”), and Heritage Communities L.P. (the “Heritage OP”), (collectively, “UDR”). As of December 31, 2008, there were 179,848,233 units in the Operating Partnership outstanding, of which 171,919,064 units or 96% were owned by UDR and 7,929,169 units or 4% were owned by limited partners. As of December 31, 2008, there were 6,000,323 units in the Heritage OP outstanding, of which 5,814,507 units or 97% were owned by UDR and 185,816 units or 3% were owned by limited partners. The Consolidated Financial Statements of UDR include the minority interests of the unitholders in the Operating Partnership and the Heritage OP.

Investment in joint ventures

We use the equity method to account for investments that qualify as variable interest entities, variable interest entities where we are not the primary beneficiary and entities that we do not control or where we do

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not own a majority of the economic interest but have the ability to exercise significant influence over the operating and financial policies of the investee. The Company will also use the equity method when we function as the managing member and our joint venture partner has substantive participating rights or where we can be replaced by our joint venture partner as managing member without cause. For a joint venture accounted for under the equity method, our share of net earnings or losses is reflected as income when earned and distributions are credited against our investment in the joint venture as received.

In determining whether a joint venture is a variable interest entity, the Company considers: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including necessity of subordinated debt; estimates of future cash flows; ours and our partner’s ability to participate in the decision making related to acquisitions, disposition, budgeting and financing of the entity; obligation to absorb losses and preferential returns; nature of our partner’s primary operations; and the degree, if any, of disproportionally between the economic and voting interests of the entity. As of December 31, 2008, the Company did not assess any of our joint ventures as variable interest entities where UDR was the primary beneficiary.

Use of estimates

The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. Certain previously reported amounts have been reclassified to conform to the current financial statement presentation.

Discontinued operations

For properties accounted for under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) , the results of operations for those properties sold during the year or classified as held-for-sale at the end of the current year are classified as discontinued operations in the current and prior periods. Further, to meet the discontinued operations criteria, the Company will not have any significant continuing involvement in the ownership or operation of the property after the sale or disposition. Once a property is deemed as held-for-sale, depreciation is no longer recorded. However, if the Company determines that the property no longer meets the criteria for held-for-sale, the Company will recapture any unrecorded depreciation on the property. The sales related to condominium units are also included in discontinued operations.

Real estate

Real estate assets held for investment are carried at historical cost and consist of land, buildings and improvements, furniture, fixtures and equipment and other costs incurred during their development, acquisition and redevelopment.

Expenditures for ordinary repair and maintenance costs are charged to expense as incurred. Expenditures for improvements, renovations, and replacements related to the acquisition and/or improvement of real estate assets are capitalized and depreciated over their estimated useful lives if the expenditures qualify as a betterment or the life of the related asset will be substantially extended beyond the original life expectancy.

UDR purchases real estate investment properties and allocates the purchase price to the tangible and identifiable intangible assets acquired based on their estimated fair value. The primary, although not only, identifiable intangible asset associated with our portfolio is the value of existing lease agreements. When allocating cost to an acquired community, we first allocate costs to the estimated intangible value of the existing lease agreements and then to the estimated value of the land, building and fixtures assuming the community is vacant. The Company estimates the intangible value of the lease agreements by determining the

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lost revenue associated with a hypothetical lease-up. Depreciation on the building is based on the expected useful life of the asset and the in-place leases are amortized over their remaining contractual life.

Quarterly or when changes in circumstances warrant, UDR will assess our real estate portfolio for indicators of impairment. In determining whether the Company has indicators of impairment in our real estate assets, we assess whether the long-lived asset’s carrying value exceeds the community’s undiscounted future cash flows, which is representative of projected NOI plus the residual value of the community. Our future cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market and operating conditions and our estimated holding periods. If such indicators of impairment are present and the excess carrying value exceeds the undiscounted cash flows of the community based on a probability weighted model, an impairment loss is recognized equal to the excess of the carrying amount of the asset over its estimated fair value. Our estimates of fair market value represent our best estimate based upon industry trends and reference to market rates and transactions.

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

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which are 35 years for buildings, 10 to 35 years for major improvements, and 3 to 10 years for furniture, fixtures, equipment, and other assets. As of December 31, 2008, the value of our net intangible assets which are reflected in “Other assets” was $10.7 million and the value of our net intangible liabilities which are reflected in “Accounts payable, accrued expenses, and other liabilities” was $7.2 million in our Consolidated Balance Sheets. The balances are being amortized over the remaining life of the respective intangible.

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

Interest, real estate taxes, insurance and allocated development overhead related to support costs for personnel working directly on the development site are capitalized as part of the real estate under development to the extent that such charges do not cause the carrying value of the asset to exceed its net realizable value. During 2008, 2007, and 2006, total interest capitalized was $14.9 million, $13.2 million, and $5.2 million, respectively.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short-term, highly liquid investments. We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The majority of the Company’s cash and cash equivalents are held at major commercial banks.

Restricted cash

Restricted cash consists of escrow deposits held by lenders for real estate taxes, insurance and replacement reserves, and security deposits.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Escrow — 1031 exchange funds

In most cases, disposition proceeds are set aside and designated to fund future tax-deferred exchanges of qualifying real estate investments. If these proceeds are not redeployed to qualifying real estate investment within 180 days, these funds are redesignated as cash and cash equivalents.

Derivative financial instruments

The Company utilizes derivative financial instruments to manage interest rate risk and will generally designate these financial instruments as a cash flow hedge. Derivative financial instruments are recorded on our Consolidated Balance Sheets as either an asset or liability and measured quarterly at their fair value. The changes in fair value for cash flow hedges that are deemed effective are reflected in other comprehensive income and for non-designated derivative financial instruments in earnings. For cash flow hedges the ineffective component, if any, is recorded in earnings.

Cost of raising capital

Costs incurred in connection with the issuance of equity securities are deducted from stockholders equity. Costs incurred in connection with the issuance or renewal of debt is subject to the provisions of EITF 96-19, “Debtors’ Accounting for a Modification or Exchange of Debt Instruments”. Accordingly, if the terms of the renewed or modified debt instrument are deemed to be substantially different (i.e. a 10 percent or greater difference in the cash flows between instruments), all unamortized financing costs associated with the extinguished debt are charged to earnings in the current period. When the cash flows are not substantially different, the costs associated with the renewal or modification are capitalized and amortized into interest expense over the term of the related debt instrument. The balance of any unamortized financing costs associated with retired debt is expensed upon retirement. Deferred financing costs for new debt instruments include fees and costs incurred by the Company to obtain financing. Deferred financing costs are generally amortized on a straight-line basis, which approximates the effective interest method, over a period not to exceed the term of the related debt.

Preferred share redemptions

When redeeming preferred stock, the Company recognizes share issuance costs as a charge to the preferred stock on a pro rata basis to the total costs incurred for the preferred stock offering.

The Company, during the years ended December 31, 2008, 2007 and 2006, recognized share issuance costs of $828,000, $2.3 million and $0, respectively as part of the amount reported in “Discount/(premium) on preferred stock repurchases, net”.

Comprehensive income

Comprehensive income, which is defined as all changes in equity during each period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Statements of Stockholders’ Equity and Comprehensive Income. For the year ended December 31, 2008, other comprehensive income consisted of the change in the fair value of effective cash flow hedges from our consolidated subsidiaries and our proportionate percentage of an unconsolidated joint venture in which UDR has elected to utilize hedge accounting.

Revenue and real estate sales gain recognition

Rental income related to leases is recognized on an accrual basis when due from residents in accordance with SFAS No. 13 “Accounting for Leases” (SFAS 13) and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”. Rental payments are generally due on a monthly basis and recognized when earned. The

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company recognizes interest income, management and other fees and incentives when earned, fixed and determinable.

The Company accounts for sales of real estate in accordance with SFAS 66, “Accounting for Sales of Real Estate”. For sale transactions meeting the requirements for full accrual profit recognition, such as the Company no longer having continuing involvement in the property, we remove the related assets and liabilities from our Consolidated Balance Sheet and record the gain or loss in the period the transaction closes. For sale transactions that do not meet the full accrual sale criteria due to our continuing involvement, we evaluate the nature of the continuing involvement and account for the transaction under an alternate method of accounting.

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

Advertising costs

All advertising costs are expensed as incurred and reported on the Consolidated Statements of Operations within the line item “Administrative and marketing”. During 2008, 2007, and 2006, total advertising expense was $6.1 million, $7.8 million, and $9.3 million, respectively.

Stock-based employee compensation plans

UDR adopted FASB Statement No. 123(R), “Share-Based Payments,” (SFAS 123(R)) on January 1, 2006 using the modified prospective method. SFAS 123(R) requires an entity to measure the cost of employee services received in exchange for an award of an equity instrument based on the award’s fair value on the grant date and recognize the cost over the period during which the employee is required to provide service in exchange for the award, which is generally the vesting period. The fair value for stock options issued by the Company is calculated utilizing the Black-Scholes-Merton formula. For performance based awards, the Company remeasures the fair value each balance sheet date with adjustment made on a cumulative basis until the award is settled and the final compensation is known. The adoption of the provisions of SFAS 123(R) did not have a material impact on our financial position, results of operations, or cash flows.

Minority interests of unitholders in operating partnerships

Interests in operating partnerships held by limited partners are represented by operating partnership units (“OP Units”). The income is allocated to holders of OP Units based upon net income available to common stockholders and the weighted average number of OP Units outstanding to total common shares plus OP Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to minority interests in accordance with the terms of the individual partnership agreements. Operating Partnership units can be exchanged for cash or shares of UDR’s common stock on a one-for-one basis, at the option of UDR. Heritage OP units can be exchanged for cash or shares of UDR’s common stock on a 1.575 for one basis, at the option of UDR.

Earnings per share

Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed based upon common

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents. The dilutive effect of stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on UDR’s average stock price. The number of shares used to compute basic and dilutive earnings per share have been adjusted to reflect the Special Dividend.

The following table sets forth the computation of basic and diluted earning per share (dollars in thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006

Numerator for earnings per share — basic and diluted:
Net earnings attributable to common stockholders	$697,847	$205,177	$113,235

Denominator for earnings per share — basic and diluted:
Weighted average common shares outstanding	142,222	146,036	145,652
Non-vested restricted stock awards	(1,240)	(944)	(867)

Denominator for basic and diluted earnings per share	140,982	145,092	144,785

Earnings per share — basic and diluted	$4.95	$1.41	$0.78

The effect of the conversion of the operating partnership units, stock options, convertible preferred stock, and convertible debt, is not dilutive and is therefore not included in the above calculations.

If the operating partnership units were converted to common stock adjusted for the Special Dividend, the additional shares of common stock outstanding for the three years ended December 31, 2008, would be 9,474,668, 8,403,605 and 9,412,539 weighted average common shares, respectively.

At December 31, 2008, if the measurement period had ended on that date, no Series E Out-Performance Partnership Shares would have been issued had the Program terminated on that date. Accordingly, no additional operating partnership units would have been issued at that date and are not included in diluted earnings per share.

If the convertible preferred stock were converted to common stock, the additional shares of common stock outstanding for the years ended December 31, 2008, 2007 and 2006, would be 3,035,548 weighted average common shares.

Income taxes

UDR is operated as, and elects to be taxed as a REIT. Generally, a REIT complies with the provisions of the Code if it meets certain requirements concerning its income and assets, as well as if it distributes at least 90% of its REIT taxable income to its stockholders and will not be subject to U.S. federal income taxes if it distributes at least 100% of its income. Accordingly, no provision has been made for federal income taxes of the REIT. UDR is subject to certain state and local excise or franchise taxes, for which provision has been made. If we fail to qualify as a REIT in any taxable year, our taxable income will be subject to United States Federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if we qualify as a REIT, we may be subject to certain state and local income taxes and to United States Federal income tax. We also will be required to pay a 100% tax on non-arms length transactions between us and a taxable REIT subsidiary and on any net income from sales of property that the IRS successfully asserts was property held for sale to customers in the ordinary course.

UDR elected for certain consolidated subsidiaries to be treated as Taxable REIT Subsidiaries (“TRS”) relating to the Company’s developer, RE3 and condominium conversion activities. Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Market concentration risk

Approximately 13.6% and 11.9% of our apartment communities are located in Orange County, CA and Metropolitan Washington, D.C., respectively, based on the carrying value of our real estate portfolio as of December 31, 2008. Therefore, the Company is subject to increased exposure (positive or negative) from economic and other competitive factors specific to those markets.

Impact of recently issued accounting pronouncements

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

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (“APB 14-1”). APB 14-1 requires entities that issued certain convertible debt instruments that may be settled or partially settled in cash on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

manner that reflects the entity’s nonconvertible debt borrowing rate. APB 14-1 requires that an entity determine the estimated fair value of a similar debt instrument as of the date of the issuance without the conversion feature but inclusive of any other embedded features such as puts and calls and assign that value to the debt component of the instrument, which would result in a discount being recorded. The debt would subsequently be accreted to its par value over its expected life using the market rate at the date of issuance. The residual value between the initial proceeds and the value allocated to the debt would be reflected in equity as additional paid in capital. APB 14-1 is effective for fiscal years beginning after December 15, 2008 and would be applied retrospectively to both new and existing convertible instruments. We believe that the adoption of APB 14-1 will result in the Company incurring an additional $6.0 million to $10.0 in annual non-cash interest charges, prior to capitalization of interest as a result of development activities.

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

In June 2008, the FASB Issued FASB Staff Position No EITF 03-6-1, “Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities (EITF 03-6-1). EITF 03-6-1 claries that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities which results in the entity computing basic EPS using the two-class method. These awards are considered participating securities as the award holders participate in distributions of earnings with common stock holders from the date the award is granted since no service is required to earn the dividend. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We are currently assessing what impact the adoption of EITF 03-6-1 will have on our EPS.

2.	REAL ESTATE OWNED

Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development and properties deemed as held for sale. As of December 31, 2008, the Company owned and consolidated 161 communities in 10 states plus the District of

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Columbia totaling 44,388 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of December 31, 2008 and December 31, 2007 (dollar amounts in thousands):

	December 31,
	2008	2007

Land	$1,567,737	$1,143,516
Depreciable property — held and used
Building and improvements	3,859,245	2,871,763
Furniture, fixtures and equipment	217,948	171,081
Under development
Land	52,294	227,357
Construction in progress	134,529	117,374
Held for Sale
Land	—	235,344
Building and improvements	—	1,057,979
Furniture, fixtures and equipment	—	132,067

Investment in real estate	5,831,753	5,956,481
Accumulated depreciation	(1,078,689)	(1,371,759)

Investment in real estate, net	$4,753,064	$4,584,722

The following table summarizes the Company’s real estate community acquisitions for the year ended December 30, 2008 (dollar amounts in thousands):

				Purchase
Property Name	Market	Acquisition Date	Units	Price(a)

The Place at Millenia	Orlando, FL	January 2008	371	$50,132
Dulaney Crescent	Baltimore, MD	March 2008	264	57,690
Delancey at Shirlington Village	Metro D.C.	March 2008	241	85,000
Edgewater	San Francisco, CA	March 2008	193	115,000
Circle Towers	Metro D.C.	March 2008	606	138,378	(b)
Legacy Village	Dallas, TX	March 2008	1,043	118,500
Pine Brook Village II	Orange County, CA	May 2008	296	87,320
Hearthstone at Merrill Creek	Seattle, WA	May 2008	220	38,000
Island Square	Seattle, WA	July 2008	235	112,202
Almaden Lake Village	San Francisco, CA	July 2008	250	47,270
Residences at the Domain	Austin, TX	August 2008	390	59,500
Waterford	Phoenix, AZ	August 2008	200	23,666
Vintage Lofts	Tampa, FL	August 2008	249	43,672	(c)

			4,558	$976,330

(a)	The purchase price is the contractual amount paid by UDR to the seller and does not include any costs that the Company incurred as a result of the acquisition of the property.

(b)	The purchase price does not include the $5.9 million allocated to the commercial space acquired in the transaction.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	This community was acquired by the Company while under development and is projected to be completed in the first quarter of 2009.

The Company also acquired a shopping center to be a cornerstone in a master development planned by the Company. The shopping center located in the Dallas, Texas market was purchased for $19.2 million, which included a $9.6 million note owed by the Company to the seller bearing interest at a rate of 5.0% per annum and due in November 2010.

The purchase prices of certain recent acquisitions were allocated to land; building and improvements; furniture, fixtures and equipment; and intangible assets based on preliminary estimates and are subject to change as we obtain more complete information.

The purchase of three of the communities during the year ended December 31, 2008 relate to the pre-sale agreements previously entered into by UDR, which contain provisions that will require the Company and the builder to jointly agree upon the fair market value of each property at a later point in time (generally within two years of stabilization). A percentage of the increase in the fair market value over cost will then be paid to the developer, ranging from 50% to 70%, which is not included in the initial purchase price listed in the table above nor is the contingent obligation accrued for by the Company.

The Company continued to reinvest proceeds from dispositions (see Note 3 — Discontinued Operations). As of December 31, 2008, the Company had entered into a binding agreement for one pre-sale 289 apartment unit real estate asset for $29.0 million.

During the year ended December 31, 2008, the Company terminated a pre-sale arrangement for a community located in Orlando, Florida. As a result of terminating the contract the Company incurred a write-off of $1.7 million.

3.	DISCONTINUED OPERATIONS

The results of operations for properties sold during the year or designated as held-for-sale at the end of the year are classified as discontinued operations for all periods presented. Properties classified as real estate held for disposition generally represent properties that are actively marketed or contracted for sale which are expected to close within the next twelve months. The application of SFAS 144 does not have an impact on net income available to common stockholders. The application of SFAS 144 results in the reclassification of the operating results of all properties sold or classified as held for disposition through December 31, 2008, within the Consolidated Statements of Operations for the years ended December 31, 2008, 2007, and 2006, and the reclassification of the assets and liabilities within the Consolidated Balance Sheets as of December 31, 2008 and 2007, if applicable.

For the year ended December 31, 2008, UDR sold 86 communities, one commercial property, one parcel of land, and 53 condominiums from two communities with a total of 640 condominiums. UDR recognized after-tax gains for financial reporting purposes of $786.4 million on these sales. At December 31, 2008, UDR did not have any assets that met the criteria to be included in discontinued operations. In conjunction with the sale of the 86 communities during 2008, UDR received a note in the amount of $200 million. The note which is secured by a pledge, security agreement and a guarantee from the buyer’s parent entity bears a fixed rate of interest of 7.5% per annum and matures on March 31, 2014, provided however that the master credit facility agreement pursuant to which the buyer financed the acquisition of the properties provides that the buyer will pay or prepay the note on or before the date that is fourteen (14) months after the Initial Closing Date (May 3, 2009) and further that it is an event of default under the master credit facility agreement if the note is not paid in full by June 1, 2009.

For the year ended December 31, 2007, UDR sold 21 communities, 61 condominiums from two communities with a total of 640 condominiums, and one parcel of land. UDR recognized after-tax gains for

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial reporting purposes of $239.1 million on these sales, of which $125.3 million are included in discontinued operations. The remaining $113.8 million of gains recognized, related to the sale of nine additional communities and the contribution of one development property, at cost, to a joint venture in which UDR holds a 20% interest, and is reported as a component of continuing operations as disclosed in Note 4 — Joint Ventures. At December 31, 2007, UDR had 86 communities with a net book value of $885.5 million, two communities with a total of 579 condominiums and a net book value of $40.8 million, and one commercial unit with a net book value of $0.4 million included in real estate held for disposition.

During 2006, UDR sold 24 communities and 384 condominiums from four communities with a total of 612 condominiums. We recognized gains for financial reporting purposes of $140.3 million on these sales. Previously deferred gains for financial reporting purposes of $6.4 million were recognized during the year ended December 31, 2006. The results of operations for these properties and the interest expense associated with the secured debt on these properties are classified on the Consolidated Statements of Operations in the line item entitled “Income from discontinued operations, net of minority interests.”

The following is a summary of income from discontinued operations for the years ended December 31, (dollars in thousands):

		December 31,
	2008	2007	2006

Rental income	$39,597	$237,188	$269,403
Non-property income	183	1	5

	39,780	237,189	269,408
Rental expenses	14,644	91,123	111,198
Property management fee	1,089	6,523	7,409
Real estate depreciation	—	65,972	78,390
Interest	2,612	16,259	2,108
Other expenses	6	511	532

	18,351	180,388	199,637
Income before net gain on the sale of depreciable property and minority interests	21,429	56,801	69,771
Net gain on the sale of depreciable property, excluding RE3	787,058	117,468	120,013
RE3 (loss)/gain on sale of real estate, net of tax	(877)	7,801	20,333

Income before minority interests	807,610	182,070	210,117
Minority interests on income from discontinued operations	(50,474)	(9,905)	(12,754)

Income from discontinued operations, net of minority interests	$757,136	$172,165	$197,363

The Company in the fourth quarter of 2008 made the strategic decision to exit our activity related to the conversion and sale of condominium units. As a result of our decision, the Company incurred a charge to earnings of $1.7 million. The unsold units will be reverted to operating apartment homes. In addition, as the Company reverted the former condominium properties to operating communities and removed operating results from discontinued operations to continuing operations. Previously unrecorded depreciation of $3.7 million was recorded during the year ended December 31, 2008.

4.	JOINT VENTURES

UDR has entered into joint ventures with unrelated third parties for real estate assets that are either consolidated and included in real estate owned on our Consolidated Balance Sheets or are accounted for under

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the equity method of accounting, which are not consolidated and are included in investment in unconsolidated joint ventures on our Consolidated Balance Sheets. The Company will consolidate an entity in which we own less than 100% but control the joint venture as well as any variable interest entity where we are the primary beneficiary. In addition, the Company will consolidate any joint venture in which we are the general partner or managing member and the third party does not have the ability to substantively participate in the decision-making process nor do they have the ability to remove us as general partner or managing member, respectively without cause.

UDR’s joint ventures, some of which are variable interest entities, are funded with a combination of debt and capital. The allocation between debt and capital will vary by joint venture with our investments having a weighted average of 11% of the initial total assets as contributed capital. Our losses are limited to our investment and the Company does not guarantee any debt, capital payout or other obligations associated with our joint venture portfolio.

Consolidated Joint Venture

During 2008, we completed the development of a consolidated joint venture located in Marina del Rey, CA with 298 apartment homes and a carrying value of $139.3 million, which is currently in lease-up. In December 2008, we acquired for $1.5 million our joint venture partner’s interest in their profit participation and terminated the property management agreement that had approximately two years remaining on the pre-existing contract. As a result of terminating our arrangement, the Company recorded a charge to earnings of $305,000 as the profit component related to the management agreement and capitalized the balance as part of the investment in real estate. The component capitalized as the investment in real estate will be depreciated over the average remaining life of the tangible assets. As of December 31, 2008, the Company included this property as a component of our wholly-owned communities.

Unconsolidated Joint Ventures

The Company recognizes earnings or losses from our investments in unconsolidated joint ventures consisting of our proportionate share of the net earnings or loss of the joint venture. In addition, we earn fees for providing management and development services to the unconsolidated joint ventures. As of December 31, 2008, UDR had investments in the following unconsolidated development joint ventures which are accounted for under the equity method of accounting.

UDR is a partner in a joint venture to develop a site in Bellevue, Washington. At closing, we owned 49% of the joint venture which the Company proposes to develop that involves building a 430 home high rise apartment building with ground floor retail. Our initial investment was $5.7 million. The project is currently ongoing and will commence construction once favorable financing has been obtained. Our investment at December 31, 2008 and December 31, 2007 was $10.2 million and $8.1 million, respectively.

UDR is a partner in a joint venture which will develop 274 apartment homes in the central business district of Bellevue, Washington. Construction began in the fourth quarter of 2006 and is scheduled for completion in the third quarter of 2009. At closing, we owned 49% of the joint venture. Our initial investment was $10.0 million. Our investment at December 31, 2008 and December 31, 2007 was $9.9 million and $8.9 million, respectively.

UDR is a partner with an unaffiliated third party in a joint venture which owns and operates a recently completed 23-story, 166 home high-rise apartment community in the central business district of Bellevue, Washington. At closing, UDR owned 49% of the joint venture. Our initial investment was $11.8 million. Our investment at December 31, 2008 and December 31, 2007 was $10.4 million and $11.2 million, respectively.

UDR and an unaffiliated third party in November 2007 formed a joint venture which owns and operates various properties located in Texas. On the closing date, UDR sold nine operating properties, consisting of

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3,690 units, and contributed one property under development to the joint venture. The property under development has 302 units and was completed in 2008 and commenced lease up at that time. UDR contributed cash and property equal to 20% of the fair value of the properties. The unaffiliated member contributed cash equal to 80% of the fair value of the properties comprising the joint venture, which was then used to purchase the nine operating properties from UDR. Our initial investment was $20.4 million. Our investment at December 31, 2008 and December 31, 2007 was $16.5 million and $20.1 million, respectively. In addition, during the year ended December 30, 2008 UDR received payment in full for a note receivable of $18.8 million from the joint venture.

The operating results of the properties sold to the Texas joint venture are included as a component of continuing operations on the Consolidated Statement of Operations as UDR will continue to recognize significant cash flows from management fees over the term of the joint venture.

Summarized financial information relating to 100% of all the unconsolidated joint ventures operations (not just our proportionate share) is presented below for the years ended December 31, (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006

For the year ended:
Revenues	$43,486	$9,495	$—
Real estate depreciation and amortization	22,509	4,671	—
Net loss	(18,167)	(3,532)	—

Combined summary balance sheets relating to 100% of all the unconsolidated joint ventures (not just our proportionate share) is presented below for the years ended December 31, (dollars in thousands):

	December 31,
	2008	2007

Real estate	$542,160	$480,374
Total assets	534,735	494,015
Amount due to UDR	3,898	9,813
Third party debt	373,269	314,673
Total liabilities	397,115	338,851
Equity	137,620	155,164

As of December 31, 2008, the Company had deferred profit from the sale of properties of $28.8 million, which the Company will not recognize until the underlying property is sold to a third party. The Company recognized $5.1 million of management fees for our involvement in the joint ventures.

The Company may be required to make additional capital contributions to certain of our joint ventures should additional capital contributions be necessary to fund development costs or operating shortfalls.

5.	SECURED DEBT

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established the interest rate for the underlying debt instrument. Secured debt on continuing and discontinued operations, which encumbers $2.1 billion or 37% of

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

UDR’s real estate owned based upon book value ($3.7 billion or 63% of UDR’s real estate owned is unencumbered) consists of the following as of December 31, 2008 (dollars in thousands):

			2008
	Principal Outstanding		Weighted	Weighted	Number of
	December 31		Average	Average	Communities
	2008	2007	Interest Rate	Years to Maturity	Encumbered

Fixed Rate Debt
Mortgage notes payable	$476,810	$324,059	5.03%	2.9	18
Tax-exempt secured notes payable	13,325	18,230	5.30%	22.2	1
Fannie Mae credit facilities	666,642	583,071	5.52%	7.0	26

Total fixed rate secured debt	1,156,777	925,360	5.32%	5.5	45

Variable Rate Debt
Mortgage notes payable	114,181	124,023	3.34%	3.5	7
Tax-exempt secured note payable	27,000	7,770	1.95%	21.2	1
Fannie Mae credit facilities	164,513	80,783	3.08%	5.2	8

Total variable rate secured debt	305,694	212,576	3.08%	6.0	16

Total secured debt	$1,462,471	$1,137,936	4.85%	5.6	61

UDR entered into secured revolving credit facilities with Fannie Mae with an aggregate commitment of $1.0 billion at December 31, 2008. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at our option. We have $666.6 million of the funded balance fixed at a weighted average interest rate of 5.5% and the remaining balance on these facilities is currently at a weighted average variable rate of 3.1%

	December 31,	December 31,
	2008	2007

Borrowings outstanding at end of year	$831,155	$663,854
Weighted average daily borrowings during the year ended	702,620	686,556
Maximum daily borrowings during the year ended	831,370	741,185
Weighted average interest rate during the year ended	5.5%	5.9%
Weighted average interest rate at the end of the year	5.0%	5.8%

The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair market adjustment was an asset of $763,000 and a liability of $1.6 million at December 31, 2008 and December 31, 2007, respectively.

Fixed Rate Debt

Mortgage notes payable.  Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from February 2009 through June 2016 and carry interest rates ranging from 3.36% to 8.18%. Mortgage notes payable includes debt associated with development activities.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax-exempt secured notes payable.  Fixed rate mortgage notes payable that secure tax-exempt housing bond issues mature in March 2031 and carry an interest rate of 5.30%. Interest on these notes is payable in semi-annual installments.

Secured credit facilities.  At December 31, 2008, UDR’s fixed rate secured credit facilities consisted of $666.6 million on a $1.0 billion aggregate commitment under four revolving secured credit facilities with Fannie Mae (the Company also owes $164.5 million under the variable rate component of this instrument). The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at our option. As of December 31, 2008, the fixed rate Fannie Mae credit facilities had a weighted average fixed rate of interest of 5.5%.

Variable Rate Debt

Mortgage notes payable.  Variable rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from October 2009 through December 2015. The mortgage notes payable is based on LIBOR plus some basis points, which translate into interest rates ranging from 2.45% to 4.08% at December 31, 2008. The Company has the ability under the debt instrument maturing in October 2009 to exercise contractually provided extensions (two one-year extensions) on the outstanding balance of $110.3 million.

Tax-exempt secured note payable.  The variable rate mortgage note payable that secures tax-exempt housing bond issues matures in March 2030. Interest on this note is payable in monthly installments. The mortgage notes payable has an interest rate of 1.95% as of December 31, 2008.

Secured credit facilities.  The variable rate secured credit facilities consisted of $164.5 million outstanding on the Fannie Mae credit facilities. As of December 31, 2008, the variable rate Fannie Mae credit facilities had a weighted average floating rate of interest of 3.08%.

The aggregate maturities of our secured debt due during each of the next five calendar years and thereafter are as follows (dollars in thousands):

	Fixed			Variable
	Mortgage	Tax-Exempt	Credit	Mortgage	Tax-Exempt	Credit
	Notes	Notes	Facilities	Notes	Notes	Facilities	Total

2009	$138,235	$—	$2,507	$5,318	$—	$—	$146,060
2010	91,157	—	2,654	18,146	—	—	111,957
2011	58,925	—	52,808	35,802	—	39,513	187,048
2012	56,795	—	177,944	—	—	60,000	294,739
2013	61,386	—	38,631	37,415	—	—	137,432
Thereafter	70,312	13,325	392,098	17,500	27,000	65,000	585,235

	$476,810	$13,325	$666,642	$114,181	$27,000	$164,513	$1,462,471

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	UNSECURED DEBT

A summary of unsecured debt as of December 31, 2008 and 2007 is as follows (dollars in thousands):

	December 31,
	2008	2007

Commercial Banks
Borrowings outstanding under an unsecured credit facility due July 2012(a)	$—	$309,500
Borrowings outstanding under an unsecured term loan due February 2010(b)	240,000	—

	240,000	309,500

Senior Unsecured Notes
4.50% Medium-Term Notes due March 2008	—	200,000
8.50% Monthly Income Notes due November 2008	—	29,081
4.25% Medium-Term Notes due January 2009	50,000	50,000
6.50% Notes due June 2009	200,000	200,000
3.90% Medium-Term Notes due March 2010	50,000	50,000
3.625% Convertible Senior Notes due September 2011(c),(d)	171,335	250,000
5.00% Medium-Term Notes due January 2012	100,000	100,000
6.05% Medium-Term Notes due June 2013	125,000	125,000
5.13% Medium-Term Notes due January 2014(d)	184,000	200,000
5.50% Medium-Term Notes due April 2014(d)	128,500	150,000
5.25% Medium-Term Notes due January 2015(d)	175,175	250,000
5.25% Medium-Term Notes due January 2016(d)	83,260	100,000
8.50% Debentures due September 2024	54,118	54,118
4.00% Convertible Senior Notes due December 2035(e)	250,000	250,000
Other	149	158

	1,571,537	2,008,357

Unsecured Notes —
ABAG Tax-Exempt Bonds due August 2008	—	46,700
Unsecured Notes — Premiums & Discounts
Premium on $50 million Medium-Term Notes due March 2010	190	344
Premium on $250 million Medium-Term Notes due January 2015(d)	212	343
Discount on $150 million Medium-Term Notes due April 2014(d)	(363)	(504)

	39	183

	$1,811,576	$2,364,740

(a)	Our unsecured credit facility provides us with an aggregate borrowing capacity of $600 million, which at our election we can increase to $750 million under certain circumstances. Our unsecured credit facility held by a syndicate of financial institutions carries an interest rate equal to LIBOR plus a spread of 47.5 basis points and matures on July 26, 2012. In addition, the unsecured credit facility contains a provision that allows us to bid up to 50% of the commitment and we can bid out the entire unsecured credit facility once per quarter so long as we maintain an investment grade rating.

(b)	During the year ended December 31, 2008, UDR borrowed $240 million in the form of a two-year unsecured term loan from a consortium of banks. UDR entered into one interest rate swap agreement

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with the borrowings under the term loan with an aggregate notional value of $200 million in which the Company pays a fixed rate of interest and receives a variable rate of interest on the notional amount. The interest rate swap effectively changes UDR’s interest rate exposure on $200 million of these borrowings from a variable rate to a weighted average fixed rate of approximately 3.61%. The remaining $40 million has a variable interest rate, which was 2.77% at December 31, 2008.

(c)	At any time on or after July 15, 2011, prior to the close of business on the second business day prior to September 15, 2011, and also following the occurrence of certain events, the notes will be convertible at the option of the holder. Upon conversion of the notes, UDR will deliver cash and common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 trading day observation period. The initial conversion rate for each $1,000 principal amount of notes is 26.6326 shares of our common stock, subject to adjustment under certain circumstances. The Company’s Special Dividend met the criteria to adjust the conversion rate and will result in an adjusted conversion rate of 29.0207 shares of our common stock for each $1,000 of principal. In connection with the issuance of the 3.625% convertible senior notes, UDR entered into a capped call transaction with respect to its common stock. The convertible note and capped call transaction, both of which expire September 2011, must be net share settled. The maximum number of shares to be issued under the convertible notes is 6.7 million shares, subject to certain adjustment provisions. The capped call transaction combines a purchased call option with a strike price of $37.548 with a written call option with a strike price of $43.806. These transactions have no effect on the terms of the 3.625% convertible senior notes by effectively increasing the initial conversion price to $43.806 per share, representing a 40% conversion premium. The net cost of $12.6 million of the capped call transaction was included in stockholders’ equity.

(d)	During the year ended December 31, 2008, the Company repurchased several different traunches of our own unsecured debt in the marketplace. As a result of these transactions, we retired debt with a notional value of $207.7 million for $176.2 million of cash. The gain of $29.6 million is presented as a separate component of interest expense on our Consolidated Statement of Operations. Consistent with our accounting policy, the Company expensed $1.9 million of unamortized financing costs as a result of these debt retirements.

(e)	The debt holders at their discretion have the ability to convert the notes on January 15, 2011, December 15, 2015, December 15, 2020, December 15, 2025 and December 15, 2030 into cash, and in certain circumstances, shares of UDR’s common stock at an initial conversion price of approximately 35.2988 shares per $1,000 principal, subject to adjustment in certain circumstances. The Company’s Special Dividend met the criteria to adjust the conversion rate and will result in an adjusted conversion rate of 38.7123 shares of our common stock for each $1,000 of principal. The Company has at our discretion after providing adequate notification, the ability to redeem the instrument subsequent to January 15, 2011 for cash, and in certain instances shares of UDR’s common stock.

The following is a summary of short-term bank borrowings under UDR’s bank credit facility at December 31, (dollars in thousands):

	December 31,
	2008	2007

Total revolving credit facility	$600,000	$600,000
Borrowings outstanding at end of year	—	309,500
Weighted average daily borrowings during the year ended	84,566	222,216
Maximum daily borrowings during the year ended	587,400	408,400
Weighted average interest rate during the year ended	4.1%	5.6%
Weighted average interest rate at the end of the year	N/A	5.4%

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The convertible notes are convertible at the option of the holder, and as such are presented as if the holder will convert the debt instrument at the earliest available date. The aggregate maturities of unsecured debt for the five years subsequent to December 31, 2008 are as follows (dollars in thousands):

	Credit	Unsecured
	Facility	Debt	Total

2009	$—	$250,128	$250,128
2010	—	290,014	290,014
2011	—	421,311	421,311
2012	—	99,976	99,976
2013	—	124,976	124,976
Thereafter	—	625,171	625,171

	$—	$1,811,576	$1,811,576

7.	STOCKHOLDERS’ EQUITY

UDR has an effective registration statement that allows the Company to sell an undetermined number of debt and equity securities as defined in the prospectus. The Company has the ability to issue 250,000,000 shares of common stock and 50,000,000 shares of preferred shares as of December 31, 2008.

During the year ended December 31, 2008, the Company entered into the following equity transactions for our common stock, adjusted for the Special Dividend:

•	Issued 8,661,201 shares of common stock (8,000,000 shares of common stock on an unadjusted basis) in connection with an equity offering where we received gross proceeds of $194.0 million;

•	Issued 238,544 shares of common stock (220,333 shares of common stock on an unadjusted basis) in connection with stock options exercised;

•	Issued 444,106 shares of common stock (410,203 shares of common stock on an unadjusted basis) through the Company’s 1999 Long-Term Incentive Plan (the “LTIP”), net of forfeitures;

•	Converted 1,596,402 OP Units into Company common stock (1,474,531 shares of common stock on an unadjusted basis); and

•	Repurchased 6,495,576 shares of common stock (5,999,700 shares of common stock on an unadjusted basis) through the Company’s stock repurchase program.

Distributions are subject to the approval of the Board of Directors and are dependent upon our strategy, financial condition and operating results. UDR distributions, inclusive and adjusted for the Special Dividend for the years ended December 31, 2008 and 2007 totaled $2.11 and $1.22 per share ($2.28 and $1.32 per share on an unadjusted basis), respectively. For taxable years ending on or before December 31, 2009, the IRS is allowing REITS to distribute up to 90% of total distributions in common shares with the residual distributed in cash as a means of enhancing liquidity.

Preferred Stock

The Series E Cumulative Convertible Preferred Stock (Series E) has no stated par value and a liquidation preference of $16.61 per share. Subject to certain adjustments and conditions, each share of the Series E is convertible at any time and from time to time at the holder’s option into one share of our common stock. The holders of the Series E are entitled to vote on an as-converted basis as a single class in combination with the holders of common stock at any meeting of our stockholders for the election of directors or for any other purpose on which the holders of common stock are entitled to vote. The Series E has no stated maturity and is

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not subject to any sinking fund or any mandatory redemption. In connection with the Special Dividend, the Company reserved for issuance upon conversion of the Series E additional shares of common stock to which a holder of the Series E would have received if the holder had converted the Series E immediately prior to the record date for the Special Dividend.

Distributions declared on the Series E in for the year ended December 31, 2008 and 2007 were $1.33 and $1.33 per share, respectively. The Series E is not listed on any exchange. At December 31, 2008 and 2007, a total of 2,803,812 shares of the Series E were outstanding, respectively. As a result of the Special Dividend the Series E shares can convert into 3,035,548 shares of Company common stock.

UDR is authorized to issue up to 20,000,000 shares of our Series F Preferred Stock (Series F). The Series F may be purchased by holders of UDR’s operating partnership units, or OP Units, at a purchase price of $0.0001 per share. OP Unitholders are entitled to subscribe for and purchase one share of UDR’s Series F for each OP Unit held. At December 31, 2008 and 2007, a total of 666,293 shares of the Series F were outstanding at a value of $67. Holders of the Series F are entitled to one vote for each share of the Series F they hold, voting together with the holders of our common stock, on each matter submitted to a vote of security holders at a meeting of our stockholders. The Series F does not entitle its holders to any other rights, privileges or preferences.

In May 2007, UDR issued 5,400,000 shares of our 6.75% Series G Cumulative Redeemable Preferred Stock (Series G). The Series G has no stated par value and a liquidation preference of $25 per share. The Series G generally has no voting rights except under certain limited circumstances and as required by law. The Series G has no stated maturity and is not subject to any sinking fund or mandatory redemption and is not convertible into any of our other securities. The Series G is not redeemable prior to May 31, 2012. On or after this date, the Series G may be redeemed for cash at our option, in whole or in part, at a redemption price of $25 per share plus accrued and unpaid dividends. During the year ended December 31, 2008, the Company redeemed 969,300 shares of Series G for less than the liquidation preference of $25 per share resulting in a $3.1 million benefit to our net income available to common stockholders.

Distributions declared on the Series G for the year ended December 31, 2008 and 2007 were $1.69 and $1.13 per share, respectively. The Series G is listed on the NYSE under the symbol “UDRPrG.” At December 31, 2008 and 2007, a total of 4,430,700 and 5,400,000 shares of the Series G were outstanding, respectively.

In May 2007, UDR completed the redemption of all of its outstanding 8.60% Series B Cumulative Redeemable Preferred Stock at $25 per share plus accrued and unpaid dividends using the net proceeds from the Series G Cumulative Redeemable Preferred Stock offering. Distributions declared on the Series B in 2007 were $1.07 per share.

Dividend Reinvestment and Stock Purchase Plan

UDR’s Dividend Reinvestment and Stock Purchase Plan (the “Stock Purchase Plan”) allows common and preferred stockholders the opportunity to purchase, through the reinvestment of cash dividends, additional shares of UDR’s common stock. From inception through December 31, 2008, shareholders have elected to utilize the Stock Purchase Plan to reinvest their dividends for the equivalent of 10,780,198 shares of Company common stock adjusted for the Special Dividend. Shares in the amount of 14,219,802 were reserved for issuance under the Stock Purchase Plan as of December 31, 2008. During the year ended December 31, 2008, UDR acquired all shares issued through the open market.

Shareholder Rights Plan

UDR’s First Amended and Restated Rights Agreement was intended to protect long-term interests of stockholders in the event of an unsolicited, coercive or unfair attempt to take over UDR. The Plan authorized

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a dividend of one Preferred Share Purchase Right (the “Rights”) on each share of common stock outstanding. Each Right entitled the holder to purchase 1/1000 of a share of a new series of UDR’s preferred stock, designated as Series C Junior Participating Cumulative Preferred Stock, at a price to be determined upon the occurrence of the event, and for which the holder must be paid $45 should the takeover occur. Under the Plan, the Rights were exercisable if a person or group acquired more than 15% of UDR’s common stock or announced a tender offer that would result in the ownership of 15% of UDR’s common stock. The Plan and the Rights expired on February 4, 2008.

8.	EMPLOYEE BENEFIT PLANS

In May 2001, the stockholders of UDR approved the long term incentive plan (“LTIP”), which supersedes the 1985 Stock Option Plan. The LTIP authorizes the granting of awards which may take the form of options to purchase shares of common stock, stock appreciation rights, restricted stock, dividend equivalents, other stock-based awards, and any other right or interest relating to common stock or cash incentive awards to Company directors, employees and outside trustees to promote the success of the Company by linking individual’s compensation via grants of share based payment. The Board of Directors reserved 4,000,000 shares on an unadjusted basis for issuance upon the grant or exercise of awards under the LTIP, which all can be for incentive stock option grants. The LTIP generally provides, among other things, that options are granted at exercise prices not lower than the market value of the shares on the date of grant and that options granted must be exercised within 10 years. As of December 31, 2008, there were 1,373,994 common shares available for issuance under the LTIP.

The LTIP contains change of control provisions allowing for the immediate vesting of an award upon certain events such as a merger where UDR is not the surviving entity. Upon the death or disability of an award recipient all outstanding instruments will vest and all restrictions will lapse. Further, upon the retirement of an award, all outstanding instruments will vest and all restrictions will lapse. The LTIP specifies that in the event of a capital transaction, which includes but is not limited to stock dividends, stock split, extraordinary cash dividend and spin-off the number of shares available for grant in totality or to a single individual is to be adjusted proportionately. The LTIP specifies that when a capital transaction occurs that would dilute the holder of the stock award, prior grants are to be adjusted such that the recipient is no worse as a result of the capital transaction.

Stock Option Plan

UDR has granted stock options to our employees, subject to certain conditions. Each stock option is exercisable into one common share.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of UDR’s stock option activity on an unadjusted basis during the three years ended December 31, 2008 is as follows:

	Option Outstanding		Option Exercisable
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price

Balance, January 1, 2006	1,642,223	$11.84
Exercised	(315,333)	13.52
Forfeited	(27,500)	11.47

Balance, December 31, 2006	1,299,390	$11.44	1,299,390	$11.44

Exercised	(213,731)	12.25
Forfeited	(7,000)	12.76

Balance, December 31, 2007	1,078,659	$11.25	1,078,659	$11.25

Granted	465,841	26.55
Exercised	(220,333)	10.67
Forfeited	—	—

Balance, December 31, 2008	1,324,167	$16.73	1,124,167	$15.01

The weighted-average grant date fair value of options granted during the year ended December 31, 2008 was estimated at $1.73 per share. Utilizing the Black-Scholes-Merten option pricing model, the Company used the following assumptions: dividend yield of 5.3%, volatility of 23.8%, risk-free interest rate of 2.5% and an expected life of approximately 4.5 years. Total remaining compensation cost related to unvested share options as of December 31, 2008 was approximately $274,000.

The weighted average remaining contractual life on all options outstanding as of December 31, 2008 is 3.5 years. 245,611 of share options had exercise prices between $9.63 and $10.88, 523,296 of share options had exercise prices between $11.15 and $12.23, 89,419 of share options had exercise prices between $13.94 and $14.88 and 465,841 of share options had exercise prices between $26.40 and $27.17.

During the year ended December 31, 2008 we recognized $372,000 of net compensation expense related to our stock option grants.

Restricted Stock Awards

Restricted stock is granted to Company employees, officers, consultants, and directors. The restricted stock is valued on the grant date based upon the market price of UDR common stock on the date of grant. Compensation expense is recorded over the vesting period, which is generally three to four years. Restricted stock earn dividends payable in cash until the earlier of the date of the underlying restricted stock is exercised or the expiration of the underlying restricted stock award. Some of the restricted stock is performance based and is adjusted based on Company performance. For the years ended December 31, 2008, 2007 and 2006, we recognized $7.0 million, $6.1 million, and $4.5 million, respectively, of compensation expense related to the amortization of restricted stock, respectively. As of December 31, 2008, the Company had issued 1,600,807 shares of restricted stock under the LTIP. Total remaining compensation cost related to unvested restricted stock awards as of December 31, 2008 was $8.8 million.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Profit Sharing Plan

Our profit sharing plan (the “Plan”) is a defined contribution plan covering all eligible full-time employees. Under the Plan, UDR makes discretionary profit sharing and matching contributions to the Plan as determined by the Compensation Committee of the Board of Directors. Aggregate provisions for contributions, both matching and discretionary, which are included in UDR’s Consolidated Statements of Operations for the three years ended December 31, 2008, 2007, and 2006 were $0.9 million, $0.8 million, and $0.7 million, respectively.

9.	INCOME TAXES

For 2008, 2007, and 2006, UDR believes that we have complied with the REIT requirements specified in the Code. As such the REIT would generally not be subject to federal income taxes.

The following table reconciles UDR’s net income to REIT taxable income for the three years ended December 31, 2008 (dollars in thousands):

	December 31,
	2008	2007	2006

GAAP net income	$706,929	$221,348	$128,605
Book to tax differences
Elimination of TRS income	44,436	13,284	(6,955)
Minority interest	37,979	(4,018)	(4,219)
Depreciation and amortization expense	52,662	18,539	66,754
Disposition of properties	(449,598)	(52,192)	47,168
Revenue recognition timing differences	(1,897)	(2,439)	(1,249)
Compensation related differences	(1,666)	(1,804)	(3,264)
Other expense timing differences	(19,197)	548	1,793
Net operating loss	(3,925)	(3,925)	(47,522)

REIT taxable income before dividends	$365,723	$189,341	$181,111

Dividend paid deduction	$365,723	$189,341	$181,111

For income tax purposes, distributions paid to common stockholders may consist of ordinary income, qualified dividends, capital gains, unrecaptured section 1250 gains, return of capital, or a combination thereof. Distributions that exceed our current and accumulated earnings and profits constitute a return of capital rather than taxable income and reduce the stockholder’s basis in their common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholder’s basis in the common shares, it generally will be treated as a gain from the sale or exchange of that stockholder’s common shares. For the three years ended December 31, 2008, taxable distributions paid per common share were taxable as follows:

	Adjusted for the Special Dividend December 31,			Unadjusted for the Special Dividend December 31,
	2008	2007	2006	2008	2007	2006

Ordinary income	$0.18	$0.19	$0.44	$0.20	$0.20	$0.48
Long-term capital gain	1.67	0.79	0.42	1.82	0.84	0.46
Unrecaptured section 1250 gain	0.54	0.24	0.28	0.59	0.26	0.30

	$2.39	$1.22	$1.14	$2.61	$1.30	$1.24

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have TRSs that are subject to state and federal income taxes. A TRS is a C-corporation which has not elected REIT status and as such is subject to United States Federal and state income tax. The components of the provision for income taxes for the three years ended December 31, 2008 are as follows (dollars in thousands):

	December 31,
	2008	2007	2006

Income tax (benefit)/expense
Current
Federal	$2,421	$(6,749)	$4,596
State	(1,873)	(832)	937

Total current	548	(7,581)	5,533

Deferred
Federal	(10,504)	(908)	(561)
State	83	(111)	(119)

Total deferred	(10,421)	(1,019)	(680)

Total income tax (benefit)/expense	$(9,873)	$(8,600)	$4,853

Deferred income taxes are provided for the change in temporary differences between the basis of certain assets and liabilities for financial reporting purposes and income tax reporting purposes. The expected future tax rates are based upon enacted tax laws. The components of our TRSs deferred tax assets and liabilities are as follows for the three years ended December 31, 2008 (dollars in thousands):

	December 31,
	2008	2007	2006

Deferred tax assets:
Federal and state tax attributes	$21,123	$380	$—
Book/tax depreciation	3,851	593	550
Construction capitalization differences	468	605	—
Debt and interest deductions	12,262	—	—
Other	270	124	254

Total deferred tax assets	37,974	1,702	804
Valuation allowance	(15,304)	—	—

Net deferred income tax assets	22,670	1,702	804

Deferred tax liabilities
Investment in partnerships	(177)	(35)	—
Other	(1,149)	(281)	(437)

Total deferred tax liabilities	(1,326)	(316)	(437)

Net deferred tax asset	$21,344	$1,386	$367

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax (benefit) or expense differed from the amounts computed by applying the U.S. statutory rate of 35% to pretax income or (loss) for the three years ended December 31, 2008, as follows (dollars in thousands):

	December 31,
	2008	2007	2006

Income tax (benefit)/expense
U.S. federal income tax (benefit)/expense	$(19,019)	$(7,659)	$4,134
State income tax (net of federal benefit)	(1,991)	(943)	818
Valuation allowance	11,136	—	—
Other items	1	2	(99)

Total income tax (benefit)/expense	$(9,873)	$(8,600)	$4,853

Classification of income tax (benefit)/expense
Continuing operations	$(9,713)	$(17,110)	$(8,268)
Discontinued operations	(160)	8,510	13,121

As of December 31, 2008, the Company through our TRSs had federal net loss carryovers (“NOL”) of approximately $48.5 million. Of the total NOL, $34.3 million ($12.0 million tax effected) will be carried back to previous years with the balance of $14.2 million expiring in 2028. As of December 31, 2008, the TRSs had state NOL of approximately $62.3 million, of which approximately $1.8 million begins to expire in 2012 with the remainder expiring in 2022 through 2028. As of December 31, 2008, the Company had a valuation allowance of $15.3 million for deferred tax assets primarily related to certain inter-Company debt and interest deductions.

UDR adopted the Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the financial statements reflect expected future tax consequences of income tax positions presuming the taxing authorities’ full knowledge of the tax position and all relevant facts, but without considering time values. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.

The Company evaluates our tax position using a two-step process. First, we determine whether a tax position is more likely than not (greater than 50 percent probability) to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Then the Company will determine the amount of benefit to recognize and record the amount of the benefit that is more likely than not to be realized upon ultimate settlement. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in income tax expense. As of December 31, 2008, we reduced our recognized tax benefits under FIN 48 as a result of a change in measurement of certain items.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties is as follows (dollars in thousands):

	December 31,
	2008	2007	2006

Balance at beginning of year	$415	$538	$—
Reductions for tax positions of prior years	(415)	(123)	—

Balance at end of year	$—	$415	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total amount of unrecognized tax benefits that, if recognized would affect the effective rate is $0. We do not currently believe the unrecognized tax benefits will change significantly within the next 12 months.

We recognize interest and penalties accrued related to unrecognized tax benefits as a component of the provision for income taxes. During the year ended December 31, 2008, the Company recognized $0 in interest and penalties. As of December 31, 2008 and 2007, UDR had $0 and $62,000 of interest and penalties accrued, respectively.

The Company files income tax returns in federal and various state jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local income tax examination by tax authorities for years prior to 2005.

10.	FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

At December 31, 2008 and 2007, the fair values of cash and cash equivalents, restricted cash, notes receivable, escrow 1031exchange funds, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts and estimated fair value of the Company’s financial instruments, where different, as of December 31, 2008 and 2007, are summarized as follows (dollars in thousands):

	December 31,
	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Amounts	Fair Value	Amounts	Fair Value

Debt instruments
Secured debt	$1,462,471	$1,419,411	$1,137,936	$1,159,503
Unsecured debt	1,811,576	1,183,098	2,364,740	2,288,542
Derivative contracts
Interest rate swaps	$(11,011)	$(11,011)	$—	$—
Interest rate caps	62	62	—	—

Due to the terms of the notes receivables, the Company considered the note receivables to have a carrying amount equal to the estimated fair value. For the year ended December 31, 2008, the Company did not recognize an impairment on any of our notes receivable.

The Company has the ability to make public and private investments in equity and debt securities. The publicly traded equity securities would be classified as “available-for-sale securities” and carried at fair value, with unrealized gains and losses reported as a separate component of stockholders equity. For publicly traded debt securities, the Company will initially assess our intent and ability to hold the debt instrument before determining the classification as either “held-to-maturity securities” which would be reported at their amortized cost or as an available-for-sale security. Private investments for which we lack the ability to exercise significant influence are accounted for at cost.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Instruments

The Company enters into interest rate swap and interest rate cap instruments as a means to mitigating exposure to the impact of interest rate fluctuation associated with our variable rate debt. In order to reduce the risk of our counterparty defaulting on our derivative instruments, the Company will only enter into contracts with major financial institutions that maintain investment grade status. We do not hold derivative instruments for trading or other speculative purposes

The Company accounts for its derivative instruments in accordance with SFAS No 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” At December 31, 2008, UDR’s derivative financial instruments for our consolidated subsidiaries include swap agreements on eight interest rate hedges that we designate for hedge accounting, one interest rate cap that we designate for hedge accounting and four interest rate caps for which no designation was made. In addition, two of our unconsolidated joint ventures in which UDR has a 49% interest have a total of five interest rate swap agreements that are designated as cash flow hedges. In all cases the underlying debt instrument has a variable interest rate which the Company is attempting to fix or mitigate our exposure to interest rates rising about a pre-determined rate. These swaps and caps qualify for cash flow hedges for financial reporting purposes. For derivative instruments that we designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings during the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.

The fair value of UDR’s derivative instruments is reported on the Consolidated Balance Sheet at its current fair value. Estimated fair values for interest rate swaps and interest rate caps rely on prevailing market interest rates. The fair value amount should not be viewed in isolation, but rather in relation to the value of the underlying hedged transaction and investment and to the overall reduction in exposure to adverse fluctuations in interest rates. The interest rate swap and interest rate cap agreements are designated with a portion of the principal balance and term of a specific debt obligation. The interest rate swap involves the periodic exchange of payments over the life of the related agreement. Amounts received or paid on the interest rate swap are recorded on an accrual basis as an adjustment to the related interest expense of the outstanding debt based on the accrual method of accounting. The related amounts payable to and receivable from counterparties are included in other liabilities and other assets, respectively.

The following table presents the fair value of UDR’s derivative financial instruments outstanding for the consolidated subsidiaries, based on external market quotations, as of December 31, 2008 (dollars in thousands):

				Carrying
		Earliest	Latest	and
	Notional	Maturity	Maturity	Estimated
	Amount	Date	Date	Fair Value

Cash flow hedges
Interest rate swaps	$498,808	October 2009	December 2011	$(11,011)
Interest rate caps	197,666	April 2010	December 2012	62

Total cash flow hedges	$696,474			$(10,949)

During the year ended December 31, 2008, UDR recognized $11.9 of unrealized losses on derivative financial instruments in other comprehensive income.

Effective January 1, 2008, UDR adopted SFAS 157, which defines fair value based on the price that would be received to sell an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•	Level 2 — Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company’s’ derivative contracts are the only assets or liabilities that are measured and recognized at fair value using the SFAS 157 hierarchy. The derivative contracts use the Level 2 hierarchy and are recorded in “Other assets” and in “Accounts payable, accrued expenses and other liabilities” in the Consolidated Balance Sheet for $62,000 and $11.0 million, respectively as of December 31, 2008.

11.	COMMITMENTS AND CONTINGENCIES

Commitments

Real Estate Under Development

The Company is committed to completing our real estate projects under development and our development joint ventures. The following summarizes the Company’s real estate commitments as of December 31, 2008 (dollars in thousands)

	December 31, 2008
	Number of	Costs Incurred	Expected Costs	Ownership
	Properties	to Date	to Complete	Stake

Wholly owned — under development	7	$186,823	$189,077	100%
Joint ventures
Unconsolidated joint ventures(a)	1	43,128	5,872	49%

		$229,951	$194,949

(a)	Costs incurred to date and expected costs to complete are based on our 49% equity interest of the joint venture.

UDR has entered into a contract with a third party to purchase an apartment community upon completion of its development, which the Company will record at that time. Provided that the developer meet certain conditions, UDR will purchase this community for an aggregate of approximately $29.0 million. This apartment community is expected to be completed in the third quarter of 2009.

The Company may be required to make additional capital contributions to certain of our joint ventures should additional capital contributions be necessary to fund development costs or operating shortfalls.

Ground and Other Leases

UDR owns six communities which are subject to ground leases expiring between 2019 and 2103. In addition, UDR is party to various operating leases related to office space rented by the Company with

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expiration dates though 2013. The leases are accounted for in accordance with SFAS 13. Future minimum lease payments as of December 31, 2008 are as follows (dollars in thousands):

	Ground	Office
	Leases(a)	Space

2009	$4,520	$1,264
2010	4,520	1,142
2011	4,520	836
2012	4,520	541
2013	4,520	252
Thereafter	293,702	—

	$316,302	$4,035

(a)	For purposes of our ground lease contracts, the Company uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a reset provision based on the communities appraised value or consumer price index but does not included a specified minimum lease payment, the Company uses the current rent over the remainder of the lease term.

UDR incurred $4.1 million, $1.4 million and $1.2 million of ground rent expense for the years ended December 31, 2008, 2007, and 2006, respectively. The Company incurred $1.4 million, $1.1 million and $703,000 of rent expense related to office space for the years ended December 31, 2008, 2007, and 2006, respectively.

Contingencies

Series C Out-Performance Program

In May 2005, the stockholders of UDR approved a new Out-Performance Program and the first series of new Out-Performance Partnership Shares under the program are the Series C Out-Performance Units (the “Series C Program”) pursuant to which certain executive officers and other key employees of UDR (the “Series C Participants”) were given the opportunity to invest indirectly in UDR by purchasing interests in UDR Out-Performance III, LLC, a Delaware limited liability company (the “Series C LLC”), the only asset of which is a special class of partnership units of the Operating Partnership (“Series C Out-Performance Partnership Shares” or “Series C OPPSs”). The purchase price for the Series C OPPSs was determined by the Compensation Committee of UDR’s Board of Directors to be $750,000, assuming 100% participation, and was based upon the advice of an independent valuation expert. UDR’s performance for the Series C Program was measured over the 36-month period from June 1, 2005 to May 30, 2008.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At the conclusion of the measurement period, May 30, 2008, the total cumulative return on UDR’s common stock did not meet the minimum return threshold. As a result, there were no payouts under the Series C OPPSs program and the investment in the amount of $532,500 made by the holders of the Series C OPPSs was forfeited.

Series D Out-Performance Program

In February 2006, the Board of Directors of UDR approved the Series D Out-Performance Program (the “Series D Program”) pursuant to which certain executive officers of UDR (the “Series D Participants”) were given the opportunity to invest indirectly in UDR by purchasing interests in UDR Out-Performance IV, LLC, a Delaware limited liability company (the “Series D LLC”), the only asset of which is a special class of partnership units of the Operating Partnership (“Series D Out-Performance Partnership Shares” or “Series D OPPSs”). The Series D Program is part of the New Out-Performance Program approved by UDR’s stockholders in May 2005. The Series D LLC has agreed to sell 830,000 membership units unadjusted for the Special Dividend to certain members of UDR’s senior management at a price of $1.00 per unit. The aggregate purchase price of $830,000 for the Series D OPPSs, assuming 100% participation, is based upon the advice of an independent valuation expert. The Series D Program measured the cumulative total return on our common stock over the 36-month period beginning January 1, 2006 and ending December 31, 2008.

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

At the conclusion of the measurement period, December 31, 2008, the total cumulative return on UDR’s common stock did not meet the minimum return threshold. As a result, there were no payouts under the Series D OPPSs program and the investment in the amount of $443,267 made by the holders of the Series D OPPSs was forfeited.

Series E Out-Performance Program

In February 2007, the Board of Directors of UDR approved the Series E Out-Performance Program (the “Series E Program”) pursuant to which certain executive officers of UDR (the “Series E Participants”) were given the opportunity to invest indirectly in UDR by purchasing interests in UDR Out-Performance V, LLC, a Delaware limited liability company (the “Series E LLC”), the only asset of which is a special class of partnership units of the Operating Partnership (“Series E Out-Performance Partnership Shares” or “Series E OPPSs”). The Series E Program is part of the New Out-Performance Program approved by UDR’s stockholders in May 2005. The Series E LLC has agreed to sell 805,000 membership units unadjusted for the Special Dividend to certain members of UDR’s senior management at a price of $1.00 per unit. The aggregate purchase price of $805,000 for the Series E OPPSs, assuming 100% participation, is based upon the advice of an independent valuation expert. The Series E Program will measure the cumulative total return on our common stock over the 36-month period beginning January 1, 2007 and ending December 31, 2009.

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

Based on the results through December 31, 2008, no Series E OPPSs would have been issued had the Program terminated on that date. However, since the ultimate determination of Series E OPPSs to be issued

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will not occur until December 31, 2009, and the number of Series E OPPSs is determinable only upon future events, the financial statements do not reflect any impact for these events. Accordingly, the contingently issuable Series E OPPSs will only be included in basic earnings per share after the measurement period has ended and the applicable hurdle has been met. Furthermore, the Series E OPPSs will only be included in common stock and common stock equivalents in the calculation of diluted earnings per share after the hurdle has been met at the end of the reporting period (if any), assuming the measurement period ended at the end of the reporting period.

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

UDR’s two reportable segments are same communities and non-mature/other communities:

•	Same communities represent those communities acquired, developed, and stabilized prior to January 1, 2007, and held as of December 31, 2008. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

•	Non-mature/other communities represent those communities that were acquired or developed in 2006, 2007 or 2008, sold properties, redevelopment properties, properties classified as real estate held for disposition, condominium conversion properties, joint venture properties, properties managed by third parties, and the non-apartment components of mixed use properties.

Management evaluates the performance of each of our apartment communities on a same community and non-mature/other basis, as well as individually and geographically. This is consistent with the aggregation criteria of FAS 131 as each of our apartment communities generally has similar economic characteristics, facilities, services, and tenants. Therefore, the Company’s reportable segments have been aggregated by geography in a manner identical to that which is provided to the chief operating decision maker.

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three years ended December 31, 2008, 2007, or 2006.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accounting policies applicable to the operating segments described above are the same as those described in Note 1, “Summary of Significant Accounting Policies.” The following table details rental income and NOI for UDR’s reportable segments, for both continuing and discontinued operations, for the three years ended December 31, 2008, 2007, and 2006, and reconciles NOI to net income per the consolidated statement of operations (dollars in thousands):

	December 31,
	2008	2007	2006

Reportable apartment home segment rental income
Same Communities
Western Region	$207,778	$196,796	$182,168
Mid-Atlantic Region	101,594	98,208	93,499
Southeastern Region	102,093	102,317	98,446
Southwestern Region	18,282	17,594	13,767
Non-Mature communities/Other	173,258	323,891	349,034

Total segment and consolidated rental income	$603,005	$738,806	$736,914

Reportable apartment home segment NOI
Same Communities
Western Region	$146,973	$137,114	$124,323
Mid-Atlantic Region	70,064	68,569	63,988
Southeastern Region	64,310	65,433	61,492
Southwestern Region	11,993	11,469	9,039
Non-Mature communities/Other	103,647	196,526	205,840

Total segment and consolidated NOI	396,987	479,111	464,682

Reconciling items:
Non-property income	36,903	21,431	11,858
Property management	(16,583)	(20,315)	(20,265)
Other operating expenses	(4,569)	(1,442)	(1,238)
Hurricane related expenses	(1,310)	—	—
Depreciation and amortization	(251,984)	(257,450)	(243,889)
Interest	(135,876)	(178,020)	(181,183)
General and administrative	(47,179)	(39,566)	(31,198)
Severance costs and other restructuring charges	(653)	(4,333)	—
Other depreciation and amortization	(4,866)	(3,588)	(3,045)
Loss from unconsolidated entities	(3,612)	(1,589)	—
Minority interests	(46,693)	(11,959)	(7,463)
Net gain on the sale of depreciable property	786,364	239,068	140,346

Consolidated net income	$706,929	$221,348	$128,605

Included within non-property income as other income for the year ended December 31, 2008 is net revenue of $2.9 million for insurance related recoveries owed from one of the Company’s joint ventures as a result of Hurricane Ike.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the assets of UDR’s reportable segments for the years ended December 31, 2008 and 2007 (dollars in thousands):

	December 31,
	2008	2007

Reportable apartment home segment assets
Same Communities
Western Region	$1,853,430	$1,820,519
Mid-Atlantic Region	650,403	619,307
Southeastern Region	732,593	713,039
Southwestern Region	151,529	148,358
Non-Mature communities/Other	2,443,798	2,655,258

Total segment assets	5,831,753	5,956,481
Accumulated depreciation	(1,078,689)	(1,371,759)

Total segment assets — net book value	4,753,064	4,584,722
Reconciling items:
Cash and cash equivalents	12,740	3,219
Restricted cash	7,726	4,847
Deferred financing costs, net	29,658	34,136
Notes receivable	207,450	12,655
Investment in unconsolidated joint ventures	47,048	48,264
Escrow — 1031 exchange funds	—	56,217
Other assets	85,842	53,730
Other assets — real estate held for disposition	767	3,331

Total consolidated assets	$5,144,295	$4,801,121

Capital expenditures related to our same communities totaled $69.5 million, $70.5 million, and $85.7 million for the three years ended December 31, 2008, 2007, and 2006, respectively. Capital expenditures related to our non-mature/other communities totaled $14.1 million, $65.6 million, and $112.7 million for the three years ended December 31, 2008, 2007, and 2006, respectively.

Markets included in the above geographic segments are as follows:

i. Western — Orange Co., San Francisco, Los Angeles, Seattle, San Diego, Monterey Peninsula, Inland Empire, Sacramento and Portland.

ii. Mid-Atlantic — Metropolitan DC, Baltimore, Richmond, Norfolk, and Other Mid-Atlantic.

iii. Southeastern — Tampa, Orlando, Nashville, Jacksonville, and Other Florida.

iv. Southwestern — Phoenix, Austin and Dallas.

13.	RESTRUCTURING CHARGES

As of December 31, 2008, UDR restructured our operations resulting in a severance related charge of $912,000 reported in the Consolidated Statements of Operations within the line item “Severance costs and other restructuring charges”. The Company incurred this charge as a result of the restructuring and consolidating 24 positions as we continue to focus on obtaining efficiencies.

As of December 31, 2007, UDR has established Highlands Ranch, Colorado, as its corporate headquarters and realigned resources to improve efficiencies and centralize job functions in fewer locations. As a result of a

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprehensive review of the organizational structure of UDR and its operations, UDR recorded a charge of $3.6 million during the fourth quarter of 2007 related to workforce reductions, relocation costs, and other related costs.

14.	UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA

Selected consolidated quarterly financial data for the years ended December 31, 2008 and 2007 is summarized in the table below adjusted for the Special Dividend. The amounts have been restated from previously disclosed amounts due to the disposal of properties in 2008 and 2007 whose results of operations were reclassified to discontinued operations in our Consolidated Statement of Operations, with restated amounts that reflect discontinued operations as of December 31, 2008 (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,

2008
Rental income(a)	$126,586	$139,955	$147,414	$149,453
Loss before discontinued operations, net of minority interests	(13,326)	(11,790)	(14,959)	(10,132)
Income/(loss) from discontinued operations, net of minority interests	738,585	12,655	6,586	(690)
Net income/(loss) available to common stockholders	722,050	(2,344)	(8,237)	(13,622)
Earnings/(loss) per share(b)
Basic and diluted	$5.07	$(0.02)	$(0.06)	$(0.09)
2007
Rental income(a)	$122,629	$124,745	$129,116	$125,128
(Loss)/income before discontinued operations, net of minority interests	(12,836)	(12,210)	(12,440)	86,669
Income from discontinued operations, net of minority interests	44,668	18,906	91,270	17,321
Net income available to common stockholders	27,990	811	75,569	100,806
Earnings per share(b)
Basic and diluted	$0.19	$0.01	$0.51	$0.70

(a)	Represents rental income from continuing operations

(b)	Quarterly earnings per common share amounts may not total to the annual amounts due to rounding and to the change in the number of common shares outstanding due to the Special Dividend.

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED
FOR THE YEAR ENDED DECEMBER 31, 2008

					Cost of
					Improvements	Gross Amount at Which
		Initial Costs		Total	Capitalized	Carried at Close of Period
		Land and	Buildings	Initial	Subsequent	Land and	Buildings	Total
		Land	and	Acquisition	to Acquisition Costs	Land	and	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	(Net of Disposals)	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired

WESTERN REGION

Harbor at Mesa Verde	46,627,165	20,476,466	28,537,805	49,014,271	9,791,298	20,547,605	38,257,964	58,805,569	12,822,771	2003	Jun-03

Pine Brook Village	18,270,000	2,581,763	25,504,086	28,085,849	4,115,340	3,824,329	28,376,860	32,201,189	9,079,709	1979	Jun-03

Pacific Shores	19,145,000	7,345,226	22,623,676	29,968,902	6,913,534	7,419,319	29,463,117	36,882,436	9,408,035	2003	Jun-03

Huntington Vista	30,965,678	8,055,452	22,485,746	30,541,198	5,149,632	8,135,333	27,555,497	35,690,830	8,920,541	1970	Jun-03

Pacific Palms	—	12,285,059	6,236,783	18,521,842	1,414,510	12,564,600	7,371,752	19,936,352	2,837,591	1962	Jul-03

Missions at Back Bay	—	229,270	14,128,763	14,358,033	1,221,487	10,649,846	4,929,674	15,579,520	1,621,240	1969	Dec-03

Huntington Villas	55,202,275	61,535,270	18,017,201	79,552,471	3,348,278	61,763,964	21,136,785	82,900,749	5,964,074	1972	Sep-04

Vista Del Rey	16,540,000	10,670,493	7,079,834	17,750,327	1,248,967	10,709,442	8,289,852	18,999,294	2,274,504	1969	Sep-04

Foxborough	—	12,070,601	6,186,721	18,257,322	1,762,836	12,121,983	7,898,175	20,020,158	2,026,595	1969	Sep-04

Coronado at Newport — North	52,221,541	62,515,901	46,082,056	108,597,957	12,018,030	62,670,682	57,945,305	120,615,987	15,113,098	2000	Oct-04

Villa Venetia	—	70,825,106	24,179,600	95,004,706	3,778,394	70,879,030	27,904,070	98,783,100	7,566,412	1972	Oct-04

The Arboretum	21,240,631	29,562,468	14,283,292	43,845,760	4,533,542	29,644,247	18,735,055	48,379,302	4,967,222	1970	Oct-04

Coronado South	92,753,546	58,784,785	50,066,757	108,851,542	9,118,282	58,974,367	58,995,457	117,969,824	14,079,831	2000	Mar-05

Pine Brook Village II	—	25,921,787	60,961,271	86,883,058	266,975	25,922,661	61,227,372	87,150,033	2,227,099	1975	May-08

ORANGE COUNTY, CA	352,965,836	382,859,647	346,373,591	729,233,238	64,681,105	395,827,408	398,086,935	793,914,343	98,908,722

2000 Post Street	—	9,860,627	44,577,506	54,438,133	5,225,601	10,106,983	49,556,751	59,663,734	13,769,271	1987	Dec-98

Birch Creek	—	4,365,315	16,695,509	21,060,824	4,358,282	4,944,899	20,474,207	25,419,106	8,120,009	1968	Dec-98

Highlands Of Marin	—	5,995,838	24,868,350	30,864,188	4,859,954	6,220,117	29,504,025	35,724,142	9,304,072	1991	Dec-98

Marina Playa	—	6,224,383	23,916,283	30,140,666	5,769,432	6,629,286	29,280,812	35,910,098	11,179,873	1971	Dec-98

2000 Post III	—	1,755,643	7,753,477	9,509,120	2,914,683	3,290,476	9,133,327	12,423,803	1,455,705	2006	Dec-98

Crossroads Apartments	—	4,811,488	10,169,520	14,981,008	2,832,473	4,958,256	12,855,225	17,813,481	3,573,488	1986	Jul-04

River Terrace	—	22,161,247	40,137,141	62,298,388	716,938	22,166,342	40,848,984	63,015,326	8,296,603	2005	Aug-05

Bay Terrace	—	8,544,559	14,457,992	23,002,551	1,000,294	8,544,559	15,458,286	24,002,845	2,922,660	1962	Oct-05

Lake Pines	—	14,031,365	30,536,982	44,568,347	3,446,213	14,031,365	33,983,195	48,014,560	6,020,176	1972	Nov-05

Highlands of Marin Phase II	—	5,352,554	18,558,883	23,911,437	284,292	5,352,843	18,842,886	24,195,729	1,353,311	1968	Oct-07

Edgewater	—	30,657,223	83,872,319	114,529,542	389,419	30,657,223	84,261,738	114,918,961	4,022,225	2007	Mar-08

Almaden Lake Village	27,000,000	593,923	49,906,070	50,499,993	664,257	593,923	50,570,327	51,164,250	1,389,499	1999	Jul-08

SAN FRANCISCO, CA	27,000,000	114,354,165	365,450,032	479,804,197	32,461,838	117,496,272	394,769,763	512,266,035	71,406,892

The Crest	57,731,579	21,953,480	67,808,654	89,762,134	5,729,809	22,047,615	73,444,328	95,491,943	18,852,997	1989	Sep-04

Rosebeach	—	8,414,478	17,449,593	25,864,071	1,216,180	8,427,922	18,652,329	27,080,251	4,845,357	1970	Sep-04

The Villas @ San Dimas	13,025,917	8,180,619	16,735,364	24,915,983	1,982,599	8,238,085	18,660,497	26,898,582	4,743,188	1981	Oct-04

The Villas at Bonita	8,286,853	4,498,439	11,699,117	16,197,556	641,200	4,518,624	12,320,132	16,838,756	3,123,682	1981	Oct-04

Ocean Villa	9,330,860	5,134,982	12,788,885	17,923,867	836,247	5,169,382	13,590,732	18,760,114	3,329,200	1965	Oct-04

Pine@Sixth	—	5,805,234	6,305,030	12,110,264	11,665,827	6,208,333	17,567,758	23,776,091	5,987,073	1987	Aug-06

Tierra Del Rey	—	39,585,534	36,678,725	76,264,259	993,903	39,588,890	37,669,272	77,258,162	2,275,767	1999	Dec-07

Jefferson at Marina del Rey	110,317,893	55,651,137	—	55,651,137	83,658,258	61,121,986	78,187,409	139,309,395	1,145,236	2008	Sep-07

LOS ANGELES, CA	198,693,102	149,223,903	169,465,368	318,689,271	106,724,023	155,320,837	270,092,457	425,413,294	44,302,500

Arbor Terrace	13,206,912	1,453,342	11,994,972	13,448,314	2,116,836	1,692,212	13,872,938	15,565,150	5,700,649	1996	Mar-98

Aspen Creek	—	1,177,714	9,115,789	10,293,503	1,390,169	1,403,221	10,280,451	11,683,672	3,673,207	1996	Dec-98

Crowne Pointe	11,002,109	2,486,252	6,437,256	8,923,508	3,303,263	2,663,431	9,563,340	12,226,771	3,927,008	1987	Dec-98

Hilltop	8,545,060	2,173,969	7,407,628	9,581,597	2,489,440	2,470,052	9,600,985	12,071,037	3,576,263	1985	Dec-98

The Hawthorne	26,825,490	6,473,970	30,226,079	36,700,049	1,124,988	6,476,060	31,348,977	37,825,037	6,576,701	2003	Jul-05

The Kennedy	23,450,000	6,178,440	22,306,568	28,485,008	595,366	6,195,752	22,884,622	29,080,374	4,185,965	2005	Nov-05

Borgata	9,832,672	6,378,894	24,569,021	30,947,915	50,884	6,378,894	24,619,905	30,998,799	2,337,091	2001	May-07

Hearthstone at Merrill Creek	—	6,848,144	30,922,147	37,770,291	482,574	6,848,144	31,404,721	38,252,865	1,159,161	2000	May-08

Island Square	—	21,284,245	89,389,087	110,673,332	658,390	21,284,245	90,047,477	111,331,722	2,489,999	2007	Jul-08

SEATTLE, WA	92,862,243	54,454,970	232,368,547	286,823,517	12,211,910	55,412,011	243,623,416	299,035,427	33,626,044

Rancho Vallecitos	18,356,242	3,302,967	10,877,286	14,180,253	4,443,720	3,704,506	14,919,467	18,623,973	8,067,591	1988	Oct-99

Presidio at Rancho Del Oro	13,325,000	9,163,939	22,694,492	31,858,431	4,031,464	9,413,960	26,475,935	35,889,895	7,506,010	1987	Jun-04

Villas at Carlsbad	8,884,650	6,516,636	10,717,601	17,234,237	1,003,765	6,594,460	11,643,542	18,238,002	2,892,699	1966	Oct-04

Summit at Mission Bay	—	22,598,529	17,181,401	39,779,930	3,273,173	22,599,544	20,453,559	43,053,103	5,250,663	1953	Nov-04

Milazzo	—	15,920,401	35,577,599	51,498,000	3,874,086	15,928,537	39,443,549	55,372,086	6,192,902	1986	May-06

SAN DIEGO, CA	40,565,892	57,502,472	97,048,379	154,550,851	16,626,208	58,241,007	112,936,052	171,177,059	29,909,865

Boronda Manor	—	1,946,423	8,981,742	10,928,165	7,629,320	3,041,780	15,515,705	18,557,485	4,804,928	1979	Dec-98

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED — (Continued)

					Cost of
					Improvements	Gross Amount at Which
		Initial Costs		Total	Capitalized	Carried at Close of Period
		Land and	Buildings	Initial	Subsequent	Land and	Buildings	Total
		Land	and	Acquisition	to Acquisition Costs	Land	and	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	(Net of Disposals)	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired

Garden Court	—	888,038	4,187,950	5,075,988	3,885,641	1,423,967	7,537,662	8,961,629	2,370,929	1973	Dec-98

Cambridge Court	—	3,038,877	12,883,312	15,922,189	12,060,357	5,062,488	22,920,058	27,982,546	7,374,622	1974	Dec-98

Laurel Tree	—	1,303,902	5,115,356	6,419,258	4,937,960	2,016,282	9,340,936	11,357,218	2,886,843	1977	Dec-98

The Pointe At Harden Ranch	—	6,388,446	23,853,534	30,241,980	22,071,005	9,581,116	42,731,869	52,312,985	12,736,266	1986	Dec-98

The Pointe At Northridge	—	2,043,736	8,028,443	10,072,179	8,418,991	3,146,967	15,344,203	18,491,170	4,680,276	1979	Dec-98

The Pointe At Westlake	—	1,329,064	5,334,004	6,663,068	4,707,147	2,035,268	9,334,947	11,370,215	2,834,219	1975	Dec-98

MONTEREY PENINSULA, CA	—	16,938,486	68,384,341	85,322,827	63,710,421	26,307,868	122,725,380	149,033,248	37,688,083

Verano at Rancho Cucamonga Town Square	53,773,090	13,557,235	3,645,406	17,202,641	51,440,123	22,855,892	45,786,872	68,642,764	10,717,210	2006	Oct-02

Windemere at Sycamore Highland	23,434,559	5,809,490	23,450,119	29,259,609	1,467,527	5,888,296	24,838,840	30,727,136	9,076,736	2001	Nov-02

Waterstone at Murrieta	—	10,597,865	34,702,760	45,300,625	4,281,670	10,746,565	38,835,730	49,582,295	10,318,901	1990	Nov-04

INLAND EMPIRE, CA	77,207,649	29,964,590	61,798,285	91,762,875	57,189,320	39,490,753	109,461,442	148,952,195	30,112,847

Foothills Tennis Village	17,408,221	3,617,507	14,542,028	18,159,535	4,786,343	3,904,692	19,041,186	22,945,878	7,816,954	1988	Dec-98

Woodlake Village	31,154,663	6,772,438	26,966,750	33,739,188	10,061,167	7,546,508	36,253,847	43,800,355	14,815,603	1979	Dec-98

SACRAMENTO, CA	48,562,884	10,389,945	41,508,778	51,898,723	14,847,510	11,451,200	55,295,033	66,746,233	22,632,557

Tualatin Heights	11,312,843	3,272,585	9,134,089	12,406,674	4,343,317	3,539,536	13,210,455	16,749,991	5,030,170	1989	Dec-98

Andover Park	—	2,916,576	16,994,580	19,911,156	5,138,562	3,018,433	22,031,285	25,049,718	5,990,727	1989	Sep-04

Hunt Club	—	6,014,006	14,870,326	20,884,332	3,631,613	6,116,984	18,398,961	24,515,945	5,015,326	1985	Sep-04

PORTLAND, OR	11,312,843	12,203,167	40,998,995	53,202,162	13,113,492	12,674,953	53,640,701	66,315,654	16,036,223

TOTAL WESTERN REGION	849,170,449	827,891,345	1,423,396,316	2,251,287,661	381,565,827	872,222,309	1,760,631,179	2,632,853,488	384,623,733

MID-ATLANTIC REGION

Dominion Lake Ridge	23,402,597	2,366,061	8,386,439	10,752,500	4,420,872	2,679,780	12,493,592	15,173,372	6,131,273	1987	Feb-96

Dominion Middle Ridge	34,977,371	3,311,468	13,283,047	16,594,515	5,543,637	3,597,975	18,540,177	22,138,152	8,668,764	1990	Jun-96

Taylor Place	—	6,417,889	13,411,278	19,829,167	16,713,053	7,267,765	29,274,455	36,542,220	8,912,998	2008	Apr-02

Presidential Greens	—	11,237,698	18,789,985	30,027,683	6,192,023	11,499,261	24,720,445	36,219,706	10,352,260	1938	May-02

Ridgewood	—	5,612,147	20,085,474	25,697,621	5,802,855	5,773,117	25,727,359	31,500,476	10,517,199	1988	Aug-02

The Calvert	—	262,807	11,188,623	11,451,430	12,911,139	8,259,593	16,102,976	24,362,569	5,606,728	1962	Nov-03

Commons at Town Square	—	135,780	7,723,647	7,859,427	861,271	6,866,705	1,853,993	8,720,698	680,509	1971	Dec-03

Waterside Towers	—	873,713	38,209,345	39,083,058	6,804,132	26,148,328	19,738,862	45,887,190	6,656,875	1971	Dec-03

Waterside Townhomes	—	129,000	3,723,896	3,852,896	416,397	2,724,925	1,544,368	4,269,293	514,193	1971	Dec-03

Wellington Place at Olde Town	—	13,753,346	36,059,193	49,812,539	15,547,695	14,465,200	50,895,034	65,360,234	10,070,595	2008	Sep-05

Andover House	36,151,346	14,357,021	51,577,112	65,934,133	1,786,543	14,357,596	53,363,080	67,720,676	5,338,824	2004	Mar-07

Sullivan Place	—	1,136,778	103,676,103	104,812,881	758,755	1,170,167	104,401,469	105,571,636	6,420,031	2007	Dec-07

Delancey at Shirlington	—	21,605,992	66,765,252	88,371,244	243,472	21,611,692	67,003,024	88,614,716	2,923,138	2006/07	Mar-08

Circle Towers	68,936,494	33,010,740	107,051,197	140,061,937	1,514,036	32,815,406	108,760,567	141,575,973	4,625,986	1972	Mar-08

METROPOLITAN DC	163,467,808	114,210,440	499,930,591	614,141,031	79,515,880	159,237,510	534,419,401	693,656,911	87,419,373

Dominion Kings Place	—	1,564,942	7,006,574	8,571,516	2,899,493	1,772,867	9,698,142	11,471,009	5,307,272	1983	Dec-92

Dominion At Eden Brook	—	2,361,167	9,384,171	11,745,338	4,973,471	2,875,164	13,843,645	16,718,809	7,616,906	1984	Dec-92

Ellicott Grove	—	2,919,481	9,099,691	12,019,172	21,549,508	5,171,948	28,396,732	33,568,680	10,664,593	2008	Jul-94

Dominion Constant Friendship	—	903,122	4,668,956	5,572,078	2,719,324	1,112,097	7,179,305	8,291,402	3,551,958	1990	May-95

Lakeside Mill	—	2,665,869	10,109,175	12,775,044	2,844,548	2,787,738	12,831,854	15,619,592	7,071,900	1989	Dec-99

Tamar Meadow	20,010,000	4,144,926	17,149,514	21,294,440	3,645,946	4,440,588	20,499,798	24,940,386	7,852,951	1990	Nov-02

Calvert’s Walk	—	4,408,192	24,692,115	29,100,307	3,600,697	4,489,140	28,211,864	32,701,004	8,519,836	1988	Mar-04

Arborview	—	4,653,393	23,951,828	28,605,221	4,355,636	4,894,119	28,066,738	32,960,857	8,686,935	1992	Mar-04

Liriope	—	1,620,382	6,790,681	8,411,063	704,159	1,628,063	7,487,159	9,115,222	2,189,087	1997	Mar-04

Dulaney Crescent	—	11,749,575	45,589,714	57,339,289	985,763	11,757,716	46,567,336	58,325,052	2,281,027	2003	Mar-08

BALTIMORE, MD	20,010,000	36,991,049	158,442,419	195,433,468	48,278,545	40,929,440	202,782,573	243,712,013	63,742,465

Dominion Olde West	—	1,965,097	12,203,965	14,169,062	7,979,118	2,568,485	19,579,695	22,148,180	12,825,138	1978/82/84/85/87	Dec-84 & Aug-91

Dominion Creekwood	—	—	—	—	5,250,566	98,169	5,152,397	5,250,566	2,712,218	1984	Aug-91

Dominion English Hills	—	1,979,174	11,524,313	13,503,487	8,223,928	2,873,091	18,854,324	21,727,415	11,134,039	1969/76	Dec-91

Legacy at Mayland	—	—	—	—	22,781,603	1,637,851	21,143,752	22,781,603	9,217,601	2007	Dec-91

Gayton Pointe Townhomes	—	825,760	5,147,968	5,973,728	28,267,642	3,299,724	30,941,646	34,241,370	12,574,078	2007	Sep-95

Dominion West End	27,685,137	2,059,252	15,049,088	17,108,340	8,063,700	3,007,500	22,164,540	25,172,040	11,395,077	1989	Dec-95

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED — (Continued)

					Cost of
					Improvements	Gross Amount at Which
		Initial Costs		Total	Capitalized	Carried at Close of Period
		Land and	Buildings	Initial	Subsequent	Land and	Buildings	Total
		Land	and	Acquisition	to Acquisition Costs	Land	and	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	(Net of Disposals)	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired

Waterside At Ironbridge	—	1,843,819	13,238,590	15,082,409	5,248,380	2,185,351	18,145,438	20,330,789	7,101,238	1987	Sep-97

Carriage Homes at Wyndham	—	473,695	30,996,525	31,470,220	4,866,045	3,706,056	32,630,209	36,336,265	10,037,702	1998	Nov-03

RICHMOND, VA	27,685,137	9,146,797	88,160,449	97,307,246	90,680,982	19,376,227	168,612,001	187,988,228	76,997,091

Heather Lake	—	616,800	3,400,672	4,017,472	8,995,588	1,150,419	11,862,641	13,013,060	8,563,396	1972/74	Mar-80

Woodscape	—	798,700	7,209,525	8,008,225	7,902,471	1,904,989	14,005,707	15,910,696	9,456,327	1974/76	Dec-87

Eastwind	—	155,000	5,316,738	5,471,738	4,959,854	580,221	9,851,371	10,431,592	6,184,400	1970	Apr-88

Forest Lake At Oyster Point	17,447,968	780,117	8,861,878	9,641,995	7,347,199	1,288,049	15,701,145	16,989,194	7,746,409	1986	Aug-95

Dominion Waterside At Lynnhaven	—	1,823,983	4,106,710	5,930,693	4,959,479	2,130,427	8,759,745	10,890,172	4,762,284	1966	Aug-96

Dominion Yorkshire Downs	16,240,050	1,088,887	8,581,771	9,670,658	4,587,748	1,432,734	12,825,672	14,258,406	5,353,145	1987	Dec-97

NORFOLK, VA	33,688,018	5,263,487	37,477,294	42,740,781	38,752,339	8,486,839	73,006,281	81,493,120	42,065,961

Greens At Falls Run	—	2,730,722	5,300,203	8,030,925	3,929,296	3,016,479	8,943,742	11,960,221	4,273,575	1989	May-95

Manor At England Run	—	3,194,527	13,505,239	16,699,766	17,198,387	5,040,138	28,858,015	33,898,153	14,394,038	1990	May-95

Brittingham Square	—	650,143	4,962,246	5,612,389	3,068,412	906,755	7,774,046	8,680,801	3,603,373	1991	May-95

Greens At Schumaker Pond	—	709,559	6,117,582	6,827,141	4,478,583	943,501	10,362,223	11,305,724	4,971,478	1988	May-95

Greens At Cross Court	—	1,182,414	4,544,012	5,726,426	3,501,976	1,431,119	7,797,283	9,228,402	3,866,898	1987	May-95

OTHER MID-ATLANTIC	—	8,467,365	34,429,282	42,896,647	32,176,654	11,337,992	63,735,309	75,073,301	31,109,362

TOTAL MID-ATLANTIC REGION	244,850,963	174,079,138	818,440,035	992,519,173	289,404,400	239,368,008	1,042,555,565	1,281,923,573	301,334,252

SOUTHEASTERN REGION

Summit West	—	2,176,500	4,709,970	6,886,470	6,099,166	2,821,111	10,164,525	12,985,636	6,894,832	1972	Dec-92

The Breyley	—	1,780,375	2,458,172	4,238,547	16,053,403	3,086,124	17,205,826	20,291,950	8,281,287	2007	Sep-93

Lakewood Place	21,181,686	1,395,051	10,647,377	12,042,428	6,461,693	1,970,328	16,533,793	18,504,121	8,654,559	1986	Mar-94

Hunters Ridge	20,509,853	2,461,548	10,942,434	13,403,982	4,806,827	3,313,443	14,897,366	18,210,809	7,863,319	1992	Jun-95

Bay Meadow	—	2,892,526	9,253,525	12,146,051	7,786,993	3,727,701	16,205,343	19,933,044	8,137,411	2004	Dec-96

Cambridge Woods	—	1,790,804	7,166,329	8,957,133	5,954,281	2,251,618	12,659,796	14,911,414	5,852,885	1985	Jun-97

Sugar Mill Creek	10,185,064	2,241,880	7,552,520	9,794,400	5,034,274	2,628,294	12,200,380	14,828,674	4,880,864	1988	Dec-98

Inlet Bay	—	7,701,679	23,149,670	30,851,349	9,548,686	8,143,895	32,256,140	40,400,035	11,916,600	1988/89	Jun-03

MacAlpine Place	—	10,869,386	36,857,512	47,726,898	3,010,007	10,937,347	39,799,558	50,736,905	10,191,558	2001	Dec-04

Island Walk	—	7,230,575	19,897,415	27,127,990	9,220,551	9,111,665	27,236,876	36,348,541	11,206,796	1985/87	Jul-06

Gallery at Bayport II	—	5,775,144	17,236,146	23,011,290	1,323,948	9,635,059	14,700,179	24,335,238	4,720,721	2008	Oct-06

TAMPA, FL	51,876,603	46,315,468	149,871,070	196,186,538	75,299,829	57,626,585	213,859,782	271,486,367	88,600,832

The Canopy Apartment Villas	—	2,894,702	6,456,100	9,350,802	21,117,837	5,147,138	25,321,501	30,468,639	11,409,623	2008	Mar-93

Altamira Place	—	1,532,700	11,076,062	12,608,762	18,172,468	3,126,538	27,654,692	30,781,230	14,288,823	2007	Apr-94

Regatta Shore	—	757,008	6,607,367	7,364,375	13,145,015	1,777,716	18,731,674	20,509,390	10,777,647	2007	Jun-94

Alafaya Woods	21,781,374	1,653,000	9,042,256	10,695,256	6,802,546	2,275,534	15,222,268	17,497,802	7,838,910	2006	Oct-94

Seabrook	—	1,845,853	4,155,275	6,001,128	6,070,302	2,474,471	9,596,959	12,071,430	6,047,767	2004	Feb-96

Los Altos	23,804,268	2,803,805	12,348,464	15,152,269	6,450,989	3,557,294	18,045,964	21,603,258	8,858,105	2004	Oct-96

Lotus Landing	—	2,184,723	8,638,664	10,823,387	6,759,638	2,634,903	14,948,122	17,583,025	6,220,213	2006	Jul-97

Seville On The Green	—	1,282,616	6,498,062	7,780,678	5,366,363	1,638,797	11,508,244	13,147,041	5,261,013	2004	Oct-97

Ashton @ Waterford	28,972,446	3,871,744	17,537,879	21,409,623	1,250,069	4,025,167	18,634,525	22,659,692	8,904,003	2000	May-98

Arbors at Lee Vista DCO	—	6,692,423	12,860,210	19,552,633	9,760,345	6,837,524	22,475,454	29,312,978	9,698,573	2007	Aug-06

Millenia Mall	—	12,172,634	37,143,420	49,316,054	563,400	12,174,032	37,705,422	49,879,454	2,640,137	2007	Jan-08

ORLANDO, FL	74,558,088	37,691,208	132,363,759	170,054,967	95,458,972	45,669,114	219,844,825	265,513,939	91,944,814

Legacy Hill	—	1,147,660	5,867,567	7,015,227	7,019,922	1,571,870	12,463,279	14,035,149	7,012,294	1977	Nov-95

Hickory Run	—	1,468,727	11,583,786	13,052,513	6,856,715	1,941,983	17,967,245	19,909,228	8,060,227	1989	Dec-95

Carrington Hills	20,204,103	2,117,244	—	2,117,244	30,807,580	4,115,870	28,808,954	32,924,824	11,784,911	1999	Dec-95

Brookridge	—	707,508	5,461,251	6,168,759	3,320,246	988,475	8,500,530	9,489,005	4,242,693	1986	Mar-96

Breckenridge	—	766,428	7,713,862	8,480,290	3,081,165	1,088,248	10,473,207	11,561,455	4,623,690	1986	Mar-97

Colonnade	11,890,540	1,459,754	16,014,857	17,474,611	2,714,147	1,754,642	18,434,116	20,188,758	6,693,176	1998	Jan-99

The Preserve at Brentwood	27,813,813	3,181,524	24,674,264	27,855,788	3,702,767	3,224,349	28,334,206	31,558,555	8,279,999	1998	Jun-04

Polo Park	13,553,524	4,582,666	16,293,022	20,875,688	14,349,400	5,457,252	29,767,836	35,225,088	5,346,837	2008	May-06

NASHVILLE, TN	73,461,980	15,431,511	87,608,609	103,040,120	71,851,942	20,142,689	154,749,373	174,892,062	56,043,827

Greentree	15,655,691	1,634,330	11,226,990	12,861,320	11,286,052	2,625,322	21,522,050	24,147,372	11,253,539	2007	Jul-94

Westland	—	1,834,535	14,864,742	16,699,277	9,188,343	2,867,513	23,020,107	25,887,620	12,384,131	1990	May-96

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED — (Continued)

					Cost of
					Improvements	Gross Amount at Which
		Initial Costs		Total	Capitalized	Carried at Close of Period
		Land and	Buildings	Initial	Subsequent	Land and	Buildings	Total
		Land	and	Acquisition	to Acquisition Costs	Land	and	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	(Net of Disposals)	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired

Antlers	—	4,034,039	11,192,842	15,226,881	10,511,755	5,071,913	20,666,723	25,738,636	11,603,875	1985	May-96

St Johns Plantation	—	4,288,214	33,101,763	37,389,977	4,237,895	4,351,288	37,276,584	41,627,872	8,625,476	2006	Jun-05

The Kensley	—	3,178,992	30,711,474	33,890,466	1,123,180	3,185,580	31,828,066	35,013,646	2,856,021	2004	Jul-07

JACKSONVILLE, FL	15,655,691	14,970,110	101,097,811	116,067,921	36,347,225	18,101,616	134,313,530	152,415,146	46,723,042

The Groves	—	789,953	4,767,055	5,557,008	4,765,934	1,586,503	8,736,439	10,322,942	4,846,104	1989	Dec-95

Mallards of Brandywine	—	765,949	5,407,683	6,173,632	2,604,050	1,068,035	7,709,647	8,777,682	3,827,812	1985	Jul-97

The Reserve and The Park at Riverbridge	—	15,968,090	56,400,716	72,368,806	2,811,683	16,005,078	59,175,411	75,180,489	14,880,725	1999/2001	Dec-04

Piermont	—	3,373,265	7,095,763	10,469,028	5,346,716	3,782,615	12,033,129	15,815,744	6,028,057	2007	Dec-05

OTHER FLORIDA	—	20,897,257	73,671,217	94,568,474	15,528,383	22,442,231	87,654,626	110,096,857	29,582,698

TOTAL SOUTHEASTERN REGION	215,552,362	135,305,554	544,612,466	679,918,020	294,486,351	163,982,235	810,422,136	974,404,371	312,895,213

SOUTHWESTERN REGION

Highlands of Preston	—	2,151,056	8,167,630	10,318,686	27,455,282	5,754,903	32,019,065	37,773,968	7,762,529	2008	Mar-98

THIRTY377	—	24,035,881	32,950,822	56,986,703	4,482,043	24,092,279	37,376,467	61,468,746	5,489,492	2007	Aug-06

Garden Oaks	5,197,431	2,131,988	5,367,040	7,499,028	312,427	6,821,043	990,412	7,811,455	386,134	1979	Mar-07

Springhaven	—	6,687,621	3,354,680	10,042,301	67,377	8,203,548	1,906,130	10,109,678	954,390	1977	Apr-07

Glenwood	5,998,078	7,902,690	554,021	8,456,711	60,015	8,040,300	476,426	8,516,726	217,562	1970	May-07

Talisker of Addison	7,682,835	10,439,794	634,320	11,074,114	276,848	10,760,070	590,892	11,350,962	397,189	1975	May-07

Clipper Pointe	7,181,662	13,220,993	2,506,569	15,727,562	404,758	14,756,838	1,375,482	16,132,320	896,332	1978	May-07

Ridgeview Park	—	2,349,923	—	2,349,923	8,240,920	2,352,630	8,238,213	10,590,843	989,243	2007	Jul-07

RIACHI AT ONE21	17,107,068	2,341,936	—	2,341,936	15,966,457	4,662,823	13,645,570	18,308,393	1,633,071	2007	Dec-07

Legacy Village	—	16,881,795	100,101,840	116,983,635	851,978	16,882,584	100,953,029	117,835,613	4,625,094	2005/06/07	Mar-08

DALLAS, TX	43,167,074	88,143,677	153,636,922	241,780,599	58,118,105	102,327,018	197,571,686	299,898,704	23,351,036

Sierra Foothills	20,770,824	2,728,172	—	2,728,172	20,214,667	4,974,137	17,968,702	22,942,839	10,708,149	1998	Feb-98

Finisterra	—	1,273,798	26,392,207	27,666,005	2,889,067	1,565,655	28,989,417	30,555,072	10,579,886	1997	Mar-98

Sierra Canyon	14,890,446	1,809,864	12,963,581	14,773,445	1,509,884	1,978,602	14,304,727	16,283,329	6,371,729	2001	Dec-01

Lumiere	—	5,091,616	11,997,769	17,089,385	6,149,632	5,825,141	17,413,876	23,239,017	7,978,361	1996	May-06

Waterford	—	2,225,595	21,593,714	23,819,309	1,220,904	2,780,485	22,259,728	25,040,213	441,567	2008	Aug-08

PHOENIX, AZ	35,661,270	13,129,045	72,947,271	86,076,316	31,984,154	17,124,020	100,936,450	118,060,470	36,079,692

Barton Creek Landing	—	3,150,998	14,269,086	17,420,084	2,858,570	3,201,989	17,076,665	20,278,654	7,206,393	1986	Mar-02

Residences at the Domain	—	4,034,365	55,255,613	59,289,978	52,031	4,034,365	55,307,644	59,342,009	1,320,814	2007	Aug-08

AUSTIN, TX	—	7,185,363	69,524,699	76,710,062	2,910,601	7,236,354	72,384,309	79,620,663	8,527,207

Inn @ Los Patios	—	3,005,300	11,544,700	14,550,000	(1,453,572)	3,023,264	10,073,164	13,096,428	3,290,182	1990	Aug-98

Tiburon	17,500,000	3,600,000	—	3,600,000	17,763,681	6,190,653	15,173,028	21,363,681	1,333,175	2008	Jul-06

Laurelwoode	18,145,979	3,458,393	—	3,458,393	19,601,856	7,254,480	15,805,769	23,060,249	729,304	2008	Jan-07

OTHER TEXAS	35,645,979	10,063,693	11,544,700	21,608,393	35,911,965	16,468,397	41,051,961	57,520,358	5,352,661

TOTAL SOUTHWESTERN REGION	114,474,323	118,521,778	307,653,592	426,175,370	128,924,825	143,155,789	411,944,406	555,100,195	73,310,596

TOTAL APARTMENTS	1,424,048,097	1,255,797,815	3,094,102,409	4,349,900,224	1,094,381,403	1,418,728,341	4,025,553,286	5,444,281,627	1,072,163,794

REAL ESTATE UNDER DEVELOPMENT

Vintage Lofts	—	6,611,191	37,662,923	44,274,114	7,195,620	6,611,191	44,858,543	51,469,734	50,492

Residences at Stadium Village	—	7,930,171	—	7,930,171	17,767,483	7,929,126	17,768,528	25,697,654	—

Signal Hill	—	13,290,186	—	13,290,186	16,351,968	13,192,444	16,449,710	29,642,154	—

The Tribute on Glenwood	—	4,718,622	—	4,718,622	10,523,065	4,216,168	11,025,519	15,241,687	—

The Belmont	12,922,260	11,720,456	—	11,720,456	20,387,450	11,398,188	20,709,718	32,107,906	—

Riachi at One21 Ph II	5,772,946	1,918,411	—	1,918,411	11,683,845	1,572,489	12,029,767	13,602,256	1,123

Vitruvian Phase I	—	7,374,000	3,367,009	10,741,009	8,320,362	7,374,000	11,687,371	19,061,371	—

TOTAL REAL ESTATE UNDER DEVELOPMENT	18,695,206	53,653,037	41,029,932	94,592,969	92,229,793	52,293,606	134,529,156	186,822,762	51,615

LAND

Waterside	—	11,861,682	93,478	11,955,160	92,233	11,861,682	185,711	12,047,393	127,168

Presidio	—	1,523,922	—	1,523,922	828,137	1,300,000	1,052,059	2,352,059	—

UDR Pacific Los Alisos, LP	—	17,297,661	—	17,297,661	1,740,795	16,311,758	2,726,698	19,038,456	—

UDR, INC.

SCHEDULE III — REAL ESTATE OWNED — (Continued)

					Cost of
					Improvements	Gross Amount at Which
		Initial Costs		Total	Capitalized	Carried at Close of Period
		Land and	Buildings	Initial	Subsequent	Land and	Buildings	Total
		Land	and	Acquisition	to Acquisition Costs	Land	and	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	(Net of Disposals)	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired

2400 14th Street	—	31,747,409	—	31,747,409	6,909,878	32,192,614	6,464,673	38,657,287	—

Parkers Landing II TRS	—	1,709,606	—	1,709,606	777,348	1,511,375	975,579	2,486,954	(225,850)

3033 Wilshire	—	11,055,310	—	11,055,310	933,344	11,055,310	933,344	11,988,654	—

Vitruvian	—	22,174,509	23,380,657	45,555,166	19,888,987	56,235,713	9,208,440	65,444,153	374,711

TOTAL LAND	—	97,370,099	23,474,135	120,844,234	31,170,722	130,468,452	21,546,504	152,014,956	276,029

TOTAL REAL ESTATE UNDER DEVELOPMENT	18,695,206	150,933,136	64,504,067	215,437,203	123,400,515	182,762,058	156,075,660	338,837,718	327,644

COMMERCIAL HELD FOR INVESTMENT

Hanover Village	—	1,623,910	—	1,623,910	5	1,103,600	520,315	1,623,915	491,869

The Calvert — commercial side	—	34,128	1,597,359	1,631,487	1,150,550	1,168,497	1,613,540	2,782,037	471,612

Circle Towers Office Bldg	—	1,406,626	4,498,210	5,904,836	(368,688)	1,380,054	4,156,094	5,536,148	183,624

Brookhaven Shopping Center	9,600,000	4,137,935	7,093,172	11,231,107	10,527	4,137,935	7,103,699	11,241,634	36,933

Grandview DCO	10,127,936	7,266,024	9,701,625	16,967,649	1,932,266	10,750,324	8,149,591	18,899,915	5,012,542

TOTAL COMMERCIAL	19,727,936	14,468,623	22,890,366	37,358,989	2,724,660	18,540,410	21,543,239	40,083,649	6,196,580

CORPORATE

Other(b)	—	—	—	—	8,549,324	—	8,549,324	8,549,324	1,029

TOTAL CORPORATE	—	—	—	—	8,549,324	—	8,549,324	8,549,324	1,029

TOTAL COMMERCIAL & CORPORATE	19,727,936	14,468,623	22,890,366	37,358,989	11,273,984	18,540,410	30,092,563	48,632,973	6,197,609

TOTAL REAL ESTATE OWNED	1,462,471,239	1,421,199,574	3,181,496,842	4,602,696,416	1,229,055,902	1,620,030,809	4,211,721,509	5,831,752,318	1,078,689,047

(a)	Date of construction or date of last major renovation.
(b)	Includes unallocated accruals and capital expenditures.

The aggregate cost for federal income tax purposes was approximately $5.2 billion at December 31, 2008.

The depreciable life for all buildings is 35 years.

3-YEAR ROLLFORWARD OF REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION

The following is a reconciliation of the carrying amount of total real estate owned at December 31:

	2008	2007	2006

Balance at beginning of the year	$5,956,481,074	$5,820,122,155	$5,512,424,090
Real estate acquired	1,014,231,819	509,976,871	392,058,366
Capital expenditures and development	297,564,557	234,724,992	379,629,467
Real estate sold	(1,436,525,132)	(608,342,944)	(463,989,768)

Balance at end of year	$5,831,752,318	$5,956,481,074	$5,820,122,155

The following is a reconcilation of total accumulated depreciation for real estate owned at December 31:

Balance at beginning of the year	$1,371,759,339	$1,253,726,781	$1,123,829,081
Depreciation expense for the year	245,898,189	256,931,873	243,348,343
Accumulated depreciation on sales	(538,968,481)	(138,899,315)	(113,450,643)

Balance at end of year	$1,078,689,047	$1,371,759,339	$1,253,726,781

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

Exhibit	Description	Location

2.01	Agreement and Plan of Merger dated as of December 19, 1997, between the Company, ASR Investment Corporation and ASR Acquisition Sub, Inc.	Exhibit 2(a) to the Company’s Form S-4 Registration Statement (Registration No. 333-45305) filed with the Commission on January 30, 1998.
2.02	Agreement of Plan of Merger dated as of September 10, 1998, between the Company and American Apartment Communities II, Inc. including as exhibits thereto the proposed terms of the Series D Preferred Stock and the proposed form of Investment Agreement between the Company, United Dominion Realty, L.P., American Apartment Communities II, Inc., American Apartment Communities Operating Partnership, L.P., Schnitzer Investment Corp., AAC Management LLC and LF Strategic Realty Investors, L.P.	Exhibit 2(c) to the Company’s Form S-3 Registration Statement (Registration No. 333-64281) filed with the Commission on September 25, 1998.
2.03	Partnership Interest Purchase and Exchange Agreement dated as of September 10, 1998, between the Company, United Dominion Realty, L.P., American Apartment Communities Operating Partnership, L.P., AAC Management LLC, Schnitzer Investment Corp., Fox Point Ltd. and James D. Klingbeil including as an exhibit thereto the proposed form of the Third Amended and Restated Limited Partnership Agreement of United Dominion Realty, L.P.	Exhibit 2(d) to the Company’s Form S-3 Registration Statement (Registration No. 333-64281) filed with the Commission on September 25, 1998.
2.04	Agreement of Purchase and Sale dated as of August 13, 2004, by and between United Dominion Realty, L.P., a Delaware limited partnership, as Buyer, and Essex The Crest, L.P., a California limited partnership, Essex El Encanto Apartments, L.P., a California limited partnership, Essex Hunt Club Apartments, L.P., a California limited partnership, and the other signatories named as Sellers therein.	Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 28, 2004 and filed with the Commission on September 29, 2004.
2.05	First Amendment to Agreement of Purchase and Sale dated as of September 29, 2004, by and between United Dominion Realty, L.P., a Delaware limited partnership, as Buyer, and Essex The Crest, L.P., a California limited partnership, Essex El Encanto Apartments, L.P., a California limited partnership, Essex Hunt Club Apartments, L.P., a California limited partnership, and the other signatories named as Sellers therein.	Exhibit 2.2 to the Company’s Current Report on Form 8-K dated September 29, 2004 and filed with the Commission on October 5, 2004.

Exhibit	Description	Location

2.06	Second Amendment to Agreement of Purchase and Sale dated as of October 26, 2004, by and between United Dominion Realty, L.P., a Delaware limited partnership, as Buyer, and Essex The Crest, L.P., a California limited partnership, Essex El Encanto Apartments, L.P., a California limited partnership, Essex Hunt Club Apartments, L.P., a California limited partnership, and the other signatories named as Sellers therein.	Exhibit 2.3 to the Company’s Current Report on Form 8-K/A dated September 29, 2004 and filed with the Commission on November 1, 2004.
2.07	Agreement of Purchase and Sale dated January 23, 2008, by and between the Company, DRA Fund VI LLC and the other signatories thereto.	Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 23, 2008 and filed with the Commission on January 29, 2008.
2.08	First Amendment to Agreement of Purchase and Sale by and between the Company, DRA Fund VI LLC and the other signatories thereto.	Exhibit 2.2 to the Company’s Current Report on Form 8-K/A dated March 3, 2008 and filed with the Commission on May 2, 2008.
3.01	Articles of Restatement.	Exhibit 3.09 to the Company’s Current Report on Form 8-K dated July 27, 2005 and filed with the Commission on August 1, 2005.
3.02	Articles of Amendment to the Articles of Restatement dated and filed with the State Department of Assessments and Taxation of the State of Maryland on March 14, 2007.	Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 14, 2007 and filed with the Commission on March 15, 2007.
3.03	Articles Supplementary relating to the Company’s 6.75% Series G Cumulative Redeemable Preferred Stock, dated and filed with the State Department of Assessments and Taxation of the State of Maryland on May 30, 2007.	Exhibit 3.4 to the Company’s Form 8-A Registration Statement dated and filed with the Commission on May 30, 2007.
3.04	Amended and Restated Bylaws (as amended through May 30, 2008).	Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 30, 2008 and filed with the Commission on June 2, 2008.
4.01	Form of Common Stock Certificate.	Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 14, 2007 and filed with the Commission on March 15, 2007.
4.02	Senior Indenture dated as of November 1, 1995.	Exhibit 4(ii)(h)(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
4.03	Supplemental Indenture dated as of June 11, 2003.	Exhibit 4.03 to the Company’s Current Report on Form 8-K dated June 17, 2004 and filed with the Commission on June 18, 2004.
4.04	Subordinated Indenture dated as of August 1, 1994.	Exhibit 4(i)(m) to the Company’s Form S-3 Registration Statement (Registration No. 33-64725) filed with the Commission on November 15, 1995.
4.05	Indenture dated December 19, 2005 between the Company and SunTrust Bank, as Trustee, relating to the Company’s 4.00% Convertible Senior Notes due 2035, including the form of note.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 13, 2005 and filed with the Commission on December 19, 2005.

Exhibit	Description	Location

4.06	Indenture dated October 12, 2006 between the Company and U.S. Bank National Association, as Trustee, relating to the Company’s 3.625% Convertible Senior Notes due 2011, including the form of note.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 5, 2006 and filed with the Commission on October 12, 2006.
4.07	Form of Senior Debt Security.	Exhibit 4(i)(n) to the Company’s Form S-3 Registration Statement (Registration No. 33-64725) filed with the Commission on November 15, 1995.
4.08	Form of Subordinated Debt Security.	Exhibit 4(i)(o) to the Company’s Form S-3 Registration Statement (Registration No. 33-55159) filed with the Commission on August 19, 1994.
4.09	Form of Fixed Rate Medium-Term Note, Series A.	Exhibit 4.01 to the Company’s Current Report on Form 8-K dated March 20, 2007 and filed with the Commission on March 22, 2007.
4.10	Form of Floating Rate Medium-Term Note, Series A.	Exhibit 4.02 to the Company’s Current Report on Form 8-K dated March 20, 2007 and filed with the Commission on March 22, 2007.
4.11	6.50% Notes due 2009.	Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
4.12	5.13% Medium-Term Note due January 2014.	Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and Exhibits 4.1 and 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
4.13	3.90% Medium-Term Note due March 2010.	Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
4.14	5.00% Medium-Term Notes due January 2012.	Exhibit 4.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
4.15	5.25% Medium-Term Note due January 2015, issued November 1, 2004.	Exhibit 4.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
4.16	5.25% Medium-Term Note due January 2015, issued February 14, 2005.	Exhibit 4.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
4.17	5.25% Medium-Term Note due January 2015, issued March 8, 2005.	Exhibit 4.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
4.18	5.25% Medium-Term Note due January 2015, issued May 3, 2005.	Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
4.19	5.25% Medium-Term Note due January 2016, issued September 7, 2005.	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
4.20	6.05% Medium-Term Note due June 2013, issued June 7, 2006.	Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
4.21	5.50% Medium-Term Note, Series A due April 2014, issued March 27, 2007.	Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Exhibit		Description	Location

4.22		Form of Certificate for Shares of the Company’s 6.75% Series G Cumulative Redeemable Preferred Stock.	Exhibit 4.1 to the Company’s Form 8-A Registration Statement dated and filed with the Commission on May 30, 2007.
4.23		Articles Supplementary relating to the Company’s 6.75% Series G Cumulative Redeemable Preferred Stock.	See Exhibit 3.03.
4.24		Registration Rights Agreement dated October 12, 2006 between the Company and the Initial Purchasers of the Company’s 3.625% Convertible Senior Notes due 2011.	Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 5, 2006 and filed with the Commission on October 12, 2006.
10	.01*	1985 Stock Option Plan, as amended.	Exhibit 10(iv) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
10	.02*	1991 Stock Purchase and Loan Plan.	Exhibit 10(viii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
10	.03*	1999 Long-Term Incentive Plan (as amended and restated through May 30, 2008).	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 30, 2008 and filed with the Commission on June 2, 2008.
10	.04*	Form of Restricted Stock Awards.	Exhibit 99.6 to the Company’s Current Report on Form 8-K dated December 31, 2004 and filed with the Commission on January 11, 2005.
10.05		Description of Shareholder Value Plan.	Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
10	.06*	Description of Executive Deferral Plan.	Exhibit 10(xi) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
10	.07*	Description of Series A Out-Performance Program.	Exhibit 10(xvii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10	.08*	Description of Amendment to Series A Out-Performance Program.	Exhibit 10.03 to the Company’s Current Report on Form 8-K dated May 3, 2005 and filed with the Commission on May 9, 2005.
10	.09*	Description of Series B Out-Performance Program.	Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10	.10*	Description of New Out-Performance Program.	Exhibit 10.01 to the Company’s Current Report on Form 8-K dated May 3, 2005 and filed with the Commission on May 9, 2005.
10	.11*	Description of Series C Out-Performance Program.	Exhibit 10.02 to the Company’s Current Report on Form 8-K dated May 3, 2005 and filed with the Commission on May 9, 2005.
10	.12*	Participation in the Series C Out-Performance Program.	Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
10	.13*	Description of the Series D Out-Performance Program.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 2, 2006 and filed with the Commission on May 8, 2006.
10	.14*	Description of the Series E Out-Performance Program.	Company’s Definitive Proxy Statement dated March 26, 2007 and filed with the Commission on March 23, 2007.

Exhibit		Description	Location

10.15		Second Amended and Restated Agreement of Limited Partnership of Heritage Communities L.P.	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.16		First Amendment of Second Amended and Restated Agreement of Limited Partnership of Heritage Communities L.P.	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.17		Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Heritage Communities L.P.	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.18		Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Heritage Communities L.P.	Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 9, 2008 and filed with the Commission on December 10, 2008.
10.19		Credit Agreement dated as of August 14, 2001, between the Company and certain subsidiaries and ARCS Commercial Mortgage Co., L.P., as Lender, as amended through October 5, 2006.	Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
10.20		Credit Agreement dated as of December 12, 2001, between the Company and certain subsidiaries and ARCS Commercial Mortgage Co., L.P., as Lender, as amended through September 29, 2006.	Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
10.21		Amended and Restated Credit Agreement dated May 25, 2005 between the Company and Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, SunTrust Bank and Wells Fargo Bank, National Association, as Documentation Agents, Citicorp North America, Inc., KeyBank, N.A. and U.S. Bank National Association, as Managing Agents, and LaSalle Bank National Association, Mizuho Corporate Bank, Ltd., New York Branch and UFJ Bank Limited, New York Branch as Co-Agents, and each of the financial institutions initially signatory thereto and their assignees.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 25, 2005 and filed with the Commission on May 27, 2005.
10.22		Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2004.	Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.23		First Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P.	Exhibit 10.06 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
10.24		Second Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P.	Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
10	.25*	Employment Agreement between the Company and Richard A. Giannotti, as amended.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the Commission on December 23, 2008.

Exhibit		Description	Location

10.26		Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P.	Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
10	.27*	Agreement between the Company and Thomas W. Toomey dated November 7, 2005, regarding corporate aircraft.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
10.28		Indenture dated October 12, 2006 between the Company and U.S. Bank National Association, as Trustee, including the form of note.	See Exhibit 4.06.
10	.29*	Letter Agreement between the Company and Michael A. Ernst.	Exhibit 10.01 to the Company’s Current Report on Form 8-K dated May 31, 2006 and filed with the Commission on June 5, 2006.
10	.30*	Letter Agreement between the Company and Michael A. Ernst, dated June 30, 2008.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 30, 2008 and filed with the Commission on July 3, 2008.
10	.31*	Form of Indemnification Agreement.	Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 2, 2006 and filed with the Commission on May 8, 2006.
10	.32*	Form of Notice of Performance Contingent Restricted Stock Award.	Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 2, 2006 and filed with the Commission on May 8, 2006.
10	.33*	Summary of 2007 Director Compensation.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 7, 2006 and filed with the Commission on December 12, 2006.
10.34		Senior Indenture dated as of November 1, 1995, as supplemented by Supplemental Indenture dated as of June 11, 2003.	See Exhibits 4.02 and 4.03.
10.35		Indenture dated December 19, 2005 between the Company and SunTrust Bank, as Trustee, including form of note.	See Exhibit 4.05.
10	.36*	Notice of Performance Contingent Restricted Stock Award, including Restricted Stock Award Agreement for 2,350 Shares, for Mark M. Culwell, Jr.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 21, 2006 and filed with the Commission on June 23, 2006.
10	.37*	Restricted Stock Award Agreement for 7,418 Shares for Mark M. Culwell, Jr.	Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 21, 2006 and filed with the Commission on June 23, 2006.
10	.38*	Restricted Stock Award Agreement for 37,092 Shares for Mark M. Culwell, Jr.	Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 21, 2006 and filed with the Commission on June 23, 2006.
10.39		Amended and Restated Master Credit Facility Agreement dated June 24, 2002 between the Company and Green Park Financial Limited Partnership, as amended through February 14, 2007.	Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
10	.40*	Letter Agreement between the Company and Martha R. Carlin.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2007 and filed with the Commission on January 3, 2008.

Exhibit		Description	Location

10.41		Agreement of Purchase and Sale dated January 23, 2008, by and between the Company, DRA Fund VI LLC and the other signatories thereto, as amended.	See Exhibits 2.07 and 2.08.
10.42		Limited Liability Company Agreement of UDR Texas Ventures LLC, a Delaware limited liability company, dated as of November 5, 2007.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 5, 2007 and filed with the Commission on November 9, 2007.
10.43		Second Amended and Restated Credit Agreement dated as of July 27, 2007.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 27, 2007 and filed with the Commission on August 2, 2007.
10	.44*	Letter Agreement dated May 31, 2007 between the Company and Lester C. Boeckel.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 31, 2007 and filed with the Commission on June 4, 2007.
10	.45*	Form of Restricted Stock Award Agreement for awards outside of the 1999 Long-Term Incentive Plan.	Exhibit 99.3 to Company’s Current Report on Form 8-K dated March 19, 2007 and filed with the Commission on March 19, 2007.
10	.46*	Letter Agreement between the Company and Warren L. Troupe.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 22, 2008 and filed with the Commission on February 27, 2008.
10	.47*	Indemnification Agreement between the Company and Warren L. Troupe.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 22, 2008 and filed with the Commission on February 27, 2008.
10	.48*	Amended 2008 Independent Director Compensation Program.	Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 30, 2008 and filed with the Commission on June 2, 2008.
10	.49*	Summary of 2009 Non-Employee Director Compensation	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the Commission on January 7, 2009.
10.50		Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of December 9, 2008.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 9, 2008 and filed with the Commission on December 10, 2008.
10.51		Subordination Agreement dated April 16, 1998, between the Company and United Dominion Realty, L.P.	Exhibit 10(vi)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
10.52		Servicing and Purchase Agreement dated as of June 24, 1999, including as an exhibit thereto the Note and Participation Agreement forms.	Exhibit 10(vii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
10.53		Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P.	Filed herewith.

Exhibit	Description	Location

12	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.
21	Subsidiaries.	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.	Filed herewith.
32.1	Section 1350 Certification of the Chief Executive Officer.	Filed herewith.
32.2	Section 1350 Certification of the Chief Financial Officer.	Filed herewith.