Form 10-Q
period 2009-03-31
UDR, Inc.
filed 2009-05-11
CIK 74208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-10524
UDR, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation of organization)	54-0857512 (I.R.S. Employer Identification No.)
1745 Shea Center Drive, Suite 200, Highlands Ranch, Colorado 80129
(Address of principal executive offices) (zip code)
(720) 283-6120
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of May 1, 2009, was 150,460,532.

UDR, Inc.

UDR, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)
(Unaudited)

	March 31,	December 31,
	2009	2008

ASSETS

Real estate owned:
Real estate held for investment	$5,693,789	$5,644,930
Less: accumulated depreciation	(1,146,487)	(1,078,637)

	4,547,302	4,566,293
Real estate under development (net of accumulated depreciation of $544 and $52)	209,040	186,771

Total real estate owned, net of accumulated depreciation	4,756,342	4,753,064
Cash and cash equivalents	37,132	12,740
Marketable securities	32,133	—
Restricted cash	8,617	7,726
Deferred financing costs, net	29,262	29,168
Notes receivable	207,300	207,450
Investment in unconsolidated joint ventures	47,415	47,048
Other assets	66,562	85,842
Other assets — real estate held for disposition	767	767

Total assets	$5,185,530	$5,143,805

LIABILITIES AND STOCKHOLDERS’ EQUITY

Secured debt	$1,717,244	$1,462,471
Unsecured debt	1,643,177	1,798,662
Real estate taxes payable	19,141	14,035
Accrued interest payable	21,574	20,744
Security deposits and prepaid rent	30,165	28,829
Distributions payable	49,817	57,144
Deferred gains on the sale of depreciable property	28,840	28,845
Accounts payable, accrued expenses, and other liabilities	67,044	71,395
Other liabilities — real estate held for disposition	1,274	1,204

Total liabilities	3,578,276	3,483,329

Redeemable non-controlling interests in operating partnership	69,290	108,092

Stockholders’ equity
Preferred stock, no par value; 50,000,000 shares authorized 2,803,812 shares of 8.00% Series E Cumulative Convertible issued and outstanding (2,803,812 shares at December 31, 2008)	46,571	46,571
4,430,700 shares of 6.75% Series G Cumulative Redeemable issued and outstanding (4,430,700 shares at December 31, 2008)	110,768	110,768
Common stock, $0.01 par value; 250,000,000 shares authorized 149,096,743 shares issued and outstanding (148,781,115 shares at December 31, 2008)	1,491	1,488
Additional paid-in capital	1,857,320	1,850,871
Distributions in excess of net income	(470,520)	(448,737)
Accumulated other comprehensive loss, net	(11,055)	(11,927)

Total UDR, Inc. stockholders’ equity	1,534,575	1,549,034
Non-controlling interest	3,389	3,350

Total equity	1,537,964	1,552,384

Total liabilities and stockholders’ equity	$5,185,530	$5,143,805

See accompanying notes to consolidated financial statements.

UDR, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
REVENUES
Rental income	$150,615	$126,586
Non-property income:
Other income	5,024	4,627

Total Revenues	155,639	131,213

EXPENSES
Rental expenses:
Real estate taxes and insurance	20,020	12,494
Personnel	12,633	11,797
Utilities	8,367	7,083
Repair and maintenance	7,209	6,790
Administrative and marketing	3,333	3,286
Property management	4,142	3,481
Other operating expenses	1,496	1,004
Real estate depreciation and amortization	68,985	52,435
Interest
Expense incurred	36,509	40,506
Gain on debt extinguishment	(7,113)	(4,739)
Amortization of convertible debt premium	1,296	1,670
General and administrative	9,855	9,769
Other depreciation and amortization	1,394	929

Total Expenses	168,126	146,505

Loss from continuing operations	(12,487)	(15,292)

Loss from unconsolidated entities	(717)	(374)
Tax (expense)/benefit for the TRS	(51)	1,265

Loss before discontinued operations	(13,255)	(14,401)
(Loss)/income from discontinued operations	(168)	786,856

Consolidated net (loss)/income	(13,423)	772,455
Net loss/(income) attributable to non-controlling interests	794	(48,736)

Net (loss)/income attributable to UDR, Inc.	(12,629)	723,719
Distributions to preferred stockholders — Series E (Convertible)	(931)	(931)
Distributions to preferred stockholders — Series G	(1,869)	(2,278)

Net (loss)/income available to common stockholders	$(15,429)	$720, 510

(Loss)/Earnings per weighted average common share — basic and diluted:

Loss from continuing operations available to common stockholders	$(0.10)	$(0.12)
Income from discontinued operations	$(0.00)	$5.17
Net (loss)/income available to common stockholders	$(0.10)	$5.05

Common distributions declared per share	$0.3050	$0.3050

Weighted average number of common shares outstanding — basic	147,614	142,547
Weighted average number of common shares outstanding — diluted	147,614	142,547
See accompanying notes to consolidated financial statements.

UDR, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)
(Unaudited)

Three Months Ended March 31,	2009	2008

Operating Activities
Consolidated net (loss)/income	$(13,423)	$772,455
Adjustments to reconcile consolidated net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	70,379	53,364
Net loss/(gains) on the sale of depreciable property	168	(767,146)
Net gains on the sale of land	—	(175)
Gains on debt extinguishment	(7,113)	(4,739)
Write off of bad debt	915	498
Write off of notes receivable and other assets	439	—
Loss from unconsolidated entities	717	374
Amortization of deferred financing costs and other	1,243	2,551
Amortization of deferred compensation	2,339	1,744
Amortization of convertible debt premium	1,296	1,670
Prepayments/(refunds) on income taxes	414	(932)
Changes in operating assets and liabilities:
Decrease in operating assets	11,051	111
Increase/(decrease) in operating liabilities	3,132	(37,341)

Net cash provided by operating activities	71,557	22,434

Investing Activities
Proceeds from sales of real estate investments, net	—	1,451,047
Disbursements related to notes receivable	—	(7,152)
Purchase of marketable securities	(30,936)	—
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	—	(513,134)
Development of real estate assets	(53,583)	(23,978)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(10,269)	(31,859)
Capital expenditures — non-real estate assets	(3,343)	(4,794)
Investment in unconsolidated joint venture	(1,084)	89
Purchase deposits on pending real estate acquisitions	—	(1,021)
Change in funds held in escrow from IRC Section 1031 exchanges	—	(292,080)

Net cash (used in)/provided by investing activities	(99,215)	577,118

Financing Activities
Payments on secured debt	(15,196)	(67,625)
Proceeds from the issuance of secured debt	269,969	12,408
Proceeds from the issuance of unsecured debt	—	240,000
Payments on unsecured debt	(200,031)	(262,701)
Net (repayment)/proceeds of revolving bank debt	51,100	(309,500)
Payment of financing costs	(3,330)	(2,977)
(Payments on)/proceeds from the issuance of common stock	(335)	617
Repayment of the investment of performance based programs	—	(326)
Distributions paid to non-controlling interests	(4,404)	(2,962)
Distributions paid to preferred stockholders	(2,800)	(3,209)
Distributions paid to common stockholders	(42,125)	(43,987)
Repurchase of common stock	(798)	(102,322)

Net cash provided by/(used in) financing activities	52,050	(542,584)

Net increase in cash and cash equivalents	24,392	56,968
Cash and cash equivalents, beginning of period	12,740	3,219

Cash and cash equivalents, end of period	$37,132	$60,187

Supplemental Information:
Interest paid during the period	$39,376	$42,041
Non-cash transactions:
Conversion of operating partnership minority interests to common stock (110,631 shares in 2009 and 7,150 shares in 2008)	4,225	53
Issuance of restricted stock awards	3	4
Issuance of note receivable upon the disposition of real estate	—	200,000
Secured debt assumed with the acquisition of properties, net of fair value adjustment	—	68,728
See accompanying notes to consolidated financial statements.

UDR, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share data)
(unaudited)

							Accumulated
						Distributions in	Other
	Preferred Stock		Common Stock		Paid-in	Excess of	Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Net Income	Income/(Loss)	interest	Total
Balance, December 31, 2007	8,203,812	$181,571	144,336,438	$1,443	$1,753,472	$(916,280)	$(814)	$—	$1,019,392

Cumulative effect of change in accounting principles					32,602	(110,834)	44	$3,148	(75,040)
Balance January 1, 2008	8,203,812	$181,571	144,336,438	$1,443	$1,786,074	$(1,027,114)	$(770)	$3,148	944,352
Comprehensive Income
Net income	—	—	—	—	—	697,589	—	202	697,791
Other comprehensive income
Unrealized loss on derivative financial instruments	—	—	—	—	—	—	(11,901)		(11,901)
Allocation to redeemable non-controllable interests	—	—	—	—	—	—	744	—	744

Comprehensive income						697,589	(11,157)	202	686,634

Issuance of common and restricted shares	—	—	682,650	7	9,191	—	—	—	9,198
Issuance of common shares through public offering	—	—	8,661,201	87	183,085	—	—	—	183,172
Purchase of common shares	—	—	(6,495,576)	(65)	(140,468)	—	—	—	(140,533)
Redemption of 969,300 shares of 6.75% Series G Cumulative Redeemable Shares	(969,300)	(24,232)	—	—	829	3,056	—	—	(20,347)
Adjustment for conversion of non-controlling interests of unitholders in operating partnerships	—	—	1,596,402	16	12,160	—	—	—	12,176
Common stock distributions declared ($2.2900 per share)	—	—	—	—	—	(175,271)	—	—	(175,271)
Preferred stock distributions declared-Series E ($1.3288 per share)	—	—	—	—	—	(3,724)	—	—	(3,724)
Preferred stock distributions declared-Series G ($1.6875 per share)	—	—	—	—	—	(8,414)	—	—	(8,414)
Adjustment to reflect redeemable non-controlling OP units at redemption value	—	—	—	—	—	65,141	—	—	65,141

Balance, December 31, 2008	7,234,512	$157,339	148,781,115	$1,488	$1,850,871	$(448,737)	$(11,927)	$3,350	$1,552,384

Comprehensive Income
Net loss	—	—	—	—	—	(12,629)	—	39	(12,590)
Other comprehensive income
Change in fair value of marketable securities	—	—	—	—	—	—	765	—	765
Unrealized gain on derivative financial instruments	—	—	—	—	—	—	154	—	154
Allocation to redeemable non-controllable interests	—	—	—	—	—	—	(47)	—	(47)

Comprehensive income						(12,629)	872	39	(11,718)

Issuance of common and restricted shares	—	—	110,631	1	2,082	—	—	—	2,083
Purchase of common shares	—	—	(100,000)	(1)	(797)	—	—	—	(798)
Adjustment for conversion of non-controlling interest in Series B and C LLC	—	—	—	—	938	—	—	—	938
Adjustment for conversion of non-controlling interests of unitholders in operating partnerships	—	—	304,997	3	4,226	—	—	—	4,229
Common stock distributions declared ($0.305 per share)	—	—	—	—	—	(44,061)	—	—	(44,061)
Preferred stock distributions declared-Series E ($0.3322 per share)	—	—	—	—	—	(931)	—	—	(931)
Preferred stock distributions declared-Series G ($0.421875 per share)	—	—	—	—	—	(1,869)	—	—	(1,869)
Adjustment to reflect redeemable non-controlling OP units at redemption value	—	—	—	—	—	37,707	—		37,707

Balance, March 31, 2009	7,234,512	$157,339	149,096,743	$1,491	$1,857,320	$(470,520)	$(11,055)	$3,389	$1,537,964

See accompanying notes to consolidated financial statements.

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)
1. CONSOLIDATION, BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Consolidation and Basis of Presentation
UDR, Inc., collectively with our consolidated subsidiaries (“we”, “our”, “us”, “the Company” or “UDR”) is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities nationwide. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership”), and Heritage Communities L.P. (the “Heritage OP”). As of March 31, 2009, there were 179,863,065 units in the Operating Partnership outstanding, of which 172,224,444 units or 96% were owned by UDR and 7,638,621 units or 4% were owned by limited partners. As of March 31, 2009, there were 6,264,460 units in the Heritage OP outstanding, of which 6,070,476 units or 97% were owned by UDR and 193,984 units or 3% were owned by limited partners. The consolidated financial statements of UDR include the non-controlling interests of the unitholders in the Operating Partnership and the Heritage OP.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of March 31, 2009, and results of operations for the three months ended March 31, 2009 and 2008 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes appearing in UDR’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 26, 2009.
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

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)
Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and timing of expense recognition for certain accrued liabilities. As of March 31, 2009, UDR has recorded a net current and deferred tax asset of approximately $8.3 million and recorded income tax expense, which is reflected in other income on the Company’s interim unaudited Consolidated Statements of Operations of $51,000 for the three months ended March 31, 2009.
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
As a result of the implementation of FIN 48, UDR recognized no material adjustments to liabilities related to unrecognized income tax benefits. At the adoption date, UDR’s TRS had $538,000 of net unrecognized tax benefits, which would favorably impact our effective tax rate if recognized. UDR had no unrecognized tax benefits, accrued interest or penalties at March 31, 2009. UDR and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years 2004 — 2008 remain open to examination by the major taxing jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in income tax expense.
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

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)
Marketable Securities
Marketable securities represent publicly traded debt securities and are classified as “available for sale” and carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity. Declines in the value of public and private investments that management determines are other than temporary are recorded as a provision for loss on investments. The amortization of any discount and interest income are recorded in “Other Income” on the Consolidated Statement of Operations.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), that became effective for our fiscal year beginning January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurement. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), that delays the effective date of SFAS 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The adoption of SFAS 157 for financial assets and liabilities, as of January 1, 2008, did not have a material impact on our financial position or operations. Fair value measurements identified in FSP 157-2 was effective for our fiscal year beginning January 1, 2009 and did not have a material impact on in the first quarter of 2009.
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
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination, recognizing assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We believe that the adoption of SFAS 141R could materially impact our future consolidated financial position and results of operations depending on the Company’s acquisition activity as certain acquisition costs that have historically been capitalized as part of the basis of the real estate and amortized over the real estate’s useful life will now be expensed as incurred. SFAS 141R did not have a material impact on our financial statements in the first quarter of 2009.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements” to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the non-controlling interest with disclosure of both amounts on the consolidated statement of operations. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 160 is effective for us on January 1, 2009. As part of our adoption of SFAS 160, we have retroactively adopted the measurement provisions of EITF Topic D-98,

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)
“Classification and Measurement of Redeemable Securities.” Upon adoption, we adjusted the carrying amount of the operating partnership units by recognizing a $101.0 million increase to “Redeemable non-controlling interest in operating partnership” on the balance sheet and a corresponding decrease in “Distributions in Excess of Net Income,” which was accounted for as a cumulative effect adjustment on January 1, 2008. In addition, the Company allocated a pro-rated share of “Accumulated Other Comprehensive Loss” to the redeemable non-controlling interests in operating partnership of $44,000 on January 1, 2008.
Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161), amends and expands the disclosure requirements of FASB Statement No. 133 (SFAS 133) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (“APB 14-1”). APB 14-1 requires entities that issued certain convertible debt instruments that may be settled or partially settled in cash on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the entity’s nonconvertible debt borrowing rate. APB 14-1 requires that an entity determine the estimated fair value of a similar debt instrument as of the date of the issuance without the conversion feature but inclusive of any other embedded features such as puts and calls and assign that value to the debt component of the instrument, which would result in a discount being recorded. The debt would subsequently be accreted to its par value over its expected life using the market rate at the date of issuance. The residual value between the initial proceeds and the value allocated to the debt would be reflected in equity as additional paid in capital. APB 14-1 is effective for fiscal years beginning after December 15, 2008 and would be applied retrospectively to both new and existing convertible instruments. Due to the adoption of APB 14-1, the Company recognized a decrease in “Distributions in Excess of Net Income” of $9.8 million on January 1, 2008 for the cumulative change in interest expense. We also recorded a $32.6 million increase to “Additional Paid in Capital” for the allocation of the equity component. The Company recognized an additional $3.0 million and $1.7 million of interest expense in the quarter ended March 31, 2009 and 2008, respectively due to the adoption of APB 14-1.
We adopted the provisions of FASB FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”, or the FSP, effective January 1, 2009. The FSP clarifies that unvested share-based payment awards that participate in dividends similar to shares of common stock or operating partnership units should be treated as participating securities. The FSP affects the computation of basic and diluted earnings per share for unvested restricted stock awards which entitle the holders to dividends. The FSP did not affect earnings per share amounts for the three months ended March 31, 2009 because we reported a net loss for the period and accordingly had no undistributed earnings. The FSP had an immaterial affect on the earnings per share amount for the three months ended March 31, 2008. We do not expect the FSP to have a material effect on future earnings per share amounts.
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

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)
2. REAL ESTATE
Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development and properties deemed as held for sale. As of March 31, 2009 the Company owned and consolidated 161 communities in 10 states plus the District of Columbia totaling 44,571 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of March 31, 2009 and December 31, 2008 (dollar amounts in thousands):

	March 31, 2009	December 31, 2008

Land	$1,564,905	$1,567,737
Depreciable property — held for investment:
Building and improvements	3,903,980	3,859,245
Furniture, fixtures and equipment	224,904	217,948
Under development:
Land	52,360	52,294
Construction in progress	157,224	134,529

Real estate owned	$5,903,373	$5,831,753
Accumulated depreciation	(1,147,031)	(1,078,689)

Real estate owned, net	$4,756,342	$4,753,064

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
UDR did not dispose of any communities during the three months ended March 31, 2009, nor did we have any classified as held for disposition at March 31, 2009. For the three months ended March 31, 2008, UDR sold 84 communities with a total of 25,140 apartment homes, 22 condominiums from two communities with a total of 640 condominiums, and one parcel of land. The results of operations for these properties are classified on the Consolidated Statements of Operations in the line item titled “Income from discontinued operations”, for the three months ended March 31, 2009 and 2008.
In conjunction with the sale of the 84 communities during the first quarter of 2008, the Company received a note in the amount of $200 million. The note which is secured by a pledge, security agreement and a guarantee from the buyer’s parent entity bears a fixed rate of interest of 7.5% per annum. On May 4, 2009, the Company received from the buyer payment in full of the $200 million note, plus accrued and unpaid interest thereon in the amount of $123,287.

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)
UDR has elected TRS status for certain of its corporate subsidiaries, primarily those engaged in condominium conversion and development activities. For the three months ended March 31, 2009 and 2008, UDR recognized an income tax expense of $51,000 and an income tax benefit of $1.3 million, respectively. For the three months ended March 31, 2009 and 2008, the tax provision included in discontinued operations was $0 and $126,000, respectively.
The income attributable to discontinued operations is summarized as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2009	2008

Rental income	$—	$38,985
Non-property income	—	183

	—	39,168

Rental expenses	—	15,807
Property management fee	—	1,072
Real estate depreciation	—	—
Interest	—	2,579
Other expenses	—	—

	—	19,458

Income before net gain on the sale of depreciable property	—	19,710
Net (loss) gain on the sale of depreciable property, excluding RE3	(168)	767,962
RE3 gain/(loss) on sale of real estate, net of tax	—	(816)

(Loss)/income from discontinued operations	$(168)	$786,856

4. JOINT VENTURES
UDR has entered into joint ventures with unrelated third parties for real estate assets that are either consolidated and included in real estate owned on our Consolidated Balance Sheets or are accounted for under the equity method of accounting, which are not consolidated and are included in investment in unconsolidated joint ventures on our Consolidated Balance Sheets. The Company consolidates an entity in which we own less than 100% but control the joint venture as well as any variable interest entity where we are the primary beneficiary. In addition, the Company consolidates any joint venture in which we are the general partner or managing member and the third party does not have the ability to substantively participate in the decision-making process nor do they have the ability to remove us as general partner or managing member, without cause.
UDR’s joint ventures, some of which are variable interest entities, are funded with a combination of debt and capital. The allocation between debt and capital will vary by joint venture with our investments having a weighted average of 11% of the initial total assets as contributed capital.

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)
Unconsolidated Joint Ventures
The Company recognizes earnings or losses from our investments in unconsolidated joint ventures consisting of our proportionate share of the net earnings or loss of the joint venture. In addition, we may earn fees for providing management and development services to the unconsolidated joint ventures. As of March 31, 2009, UDR had investments in the following unconsolidated development joint ventures which are accounted for under the equity method of accounting:
UDR is a partner in a joint venture to develop a site in Bellevue, Washington. At closing, we owned 49% of the joint venture which the Company proposes to develop that involves building a 430 home high rise apartment building with ground floor retail. Our initial investment was $5.7 million. Our investment at March 31, 2009 and December 31, 2008 was $10.4 million and $10.2 million, respectively. The joint venture has no current plans to continue with the development.
UDR is a partner in a joint venture which will develop 274 apartment homes in the central business district of Bellevue, Washington. Construction began in the fourth quarter of 2006 and is scheduled for completion in the third quarter of 2009. At closing, we owned 49% of the joint venture. Our initial investment was $10.0 million. Our investment at March 31, 2009 and December 31, 2008 was $10.5 million and $9.9 million, respectively.
UDR is a partner with an unaffiliated third party in a joint venture which owns and operates a 23-story, 166 home high-rise apartment community in the central business district of Bellevue, Washington. At closing, UDR owned 49% of the joint venture. Our initial investment was $11.8 million. Our investment at March 31, 2009 and December 31, 2008 was $10.4 million.
UDR and an unaffiliated third party in November 2007 formed a joint venture which owns and operates various properties located in Texas. In November 2007, UDR sold nine operating properties, consisting of 3,690 units, and contributed one property under development to the joint venture. The property under development has 302 units and was completed in 2008 and commenced lease up at that time. UDR contributed cash and property equal to 20% of the fair value of the properties. The unaffiliated member contributed cash equal to 80% of the fair value of the properties comprising the joint venture, which was then used to purchase the nine operating properties from UDR. Our initial investment was $20.4 million. Our investment at March 31, 2009 and December 31, 2008 was $16.2 million and $16.5 million, respectively.
The operating results of the properties sold to the Texas joint venture are included as a component of continuing operations on the Consolidated Statement of Operations as UDR will continue to recognize significant cash flows from management fees over the term of the joint venture.

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)
Summarized financial information relating to 100% of all the unconsolidated joint ventures operations (not just our proportionate share) is presented below for the three months ended March 31, (dollars in thousands):

	Three Months Ended March 31,
	2009	2008

Revenues	$11,520	$10,632
Real estate depreciation and amortization	5,155	5,630
Net loss	(2,886)	(3,798)
Combined summary balance sheets relating to 100% of all the unconsolidated joint ventures (not just our proportionate share) is presented below as of March 31, 2009 and December 31, 2008, (dollars in thousands):

	March 31,	December 31,
	2009	2008
Real estate	$555,257	$544,541
Total assets	534,422	534,751
Amount due to UDR	1,594	3,898
Third party debt	380,380	373,353
Total liabilities	397,055	397,135
Equity	137,367	137,620
As of March 31, 2009, the Company had deferred profit from the sale of properties of $28.8 million, which the Company will not recognize until the underlying property is sold to a third party. The Company recognized $474,000 and $565,000 of management fees for our involvement in the joint ventures for the three months ended March 31, 2009 and 2008, respectively.
The Company may be required to make additional capital contributions to certain of our joint ventures should additional capital contributions be necessary to fund development costs or operating shortfalls.

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)
5. SECURED DEBT
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification of the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established the interest rate for the underlying debt instrument. Secured debt on continuing and discontinued operations, which encumbers $2.7 billion or 45% of UDR’s real estate owned based upon book value ($3.2 billion or 55% of UDR’s real estate owned is unencumbered) consists of the following as of March 31, 2009 (dollars in thousands):

			Weighted	Weighted	Number of
	Principal Outstanding		Average	Average	Communities
	March 31,	December 31,	Interest Rate	Years to Maturity	Encumbered
	2009	2008	2009	2009	2009
Fixed Rate Debt
Mortgage notes payable	$501,928	$476,810	4.85%	2.7	18
Tax-exempt secured notes payable	13,325	13,325	5.30%	21.9	1
Fannie Mae credit facilities	665,994	666,642	5.52%	6.7	20

Total fixed rate secured debt	1,181,247	1,156,777	5.23%	5.2	39

Variable Rate Debt
Mortgage notes payable	158,075	114,181	2.88%	5.1	11
Tax-exempt secured note payable	27,000	27,000	1.53%	21.0	1
Fannie Mae credit facilities	350,922	164,513	2.32%	7.7	20

Total variable rate secured debt	535,997	305,694	2.44%	7.6	32

Total secured debt	$1,717,244	$1,462,471	4.36%	5.9	71

UDR entered into secured revolving credit facilities with Fannie Mae with an aggregate commitment of $1.1 billion at March 31, 2009. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at our option. We have $666.0 million of the funded balance fixed at a weighted average interest rate of 5.5% and the remaining balance on these facilities is currently at a weighted average variable rate of 2.3%.

	March 31, 2009	December 31, 2008

Borrowings outstanding	$1,016,916	$831,155
Weighted average borrowings during the period ended	892,888	702,620
Maximum daily borrowings during the period ended	1,016,916	831,370
Weighted average interest rate during the period ended	4.8%	5.5%
Weighted average interest rate at the end of the period	4.4%	5.0%
The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair market adjustment was an asset of $769,000 and $763,000 at March 31, 2009 and December 31, 2008, respectively.

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)
Fixed Rate Debt
Mortgage notes payable. Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from July 2009 through June 2016 and carry interest rates ranging from 2.50% to 8.18%. Mortgage notes payable includes debt associated with development activities.
Tax-exempt secured notes payable. Fixed rate mortgage notes payable that secure tax-exempt housing bond issues mature in March 2031 and carry an interest rate of 5.30%. Interest on these notes is payable in semi-annual installments.
Secured credit facilities. At March 31, 2009, UDR’s fixed rate secured credit facilities consisted of $666.0 million on a $1.1 billion aggregate commitment under four revolving secured credit facilities with Fannie Mae (the Company also owes $350.9 million under the variable rate component of this credit facility). The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at our option. As of March 31, 2009, the fixed rate Fannie Mae credit facilities had a weighted average fixed rate of interest of 5.52%.
Variable Rate Debt
Mortgage notes payable. Variable rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from October 2009 through April 2016. The mortgage notes payable is based on LIBOR plus some basis points, which translate into interest rates ranging from 1.13% to 4.13% at March 31, 2009. The Company has the ability under the debt instrument maturing in October 2009 to exercise contractually provided extensions (two one-year extensions) on the outstanding balance of $110.3 million.
Tax-exempt secured note payable. The variable rate mortgage note payable that secures tax-exempt housing bond issues matures in March 2030. Interest on this note is payable in monthly installments. The variable mortgage note has an interest rate of 1.53% as of March 31, 2009.
Secured credit facilities. The variable rate secured credit facilities consisted of $350.9 million outstanding on the Fannie Mae credit facilities. As of March 31, 2009, the variable rate Fannie Mae credit facilities had a weighted average floating rate of interest of 2.32%.
The aggregate maturities, including amortizing principal payments, of our secured debt due during each of the next five calendar years and thereafter are as follows (dollars in thousands):

	Fixed			Variable
	Mortgage	Tax-Exempt	Credit	Mortgage	Tax-Exempt	Credit
	Notes	Notes	Facilities	Notes	Notes	Facilities	Total

2009	$123,686	$—	$1,859	$5,318	$—	$—	$130,863
2010	109,144	—	2,654	538	—	—	112,336
2011	80,577	—	52,808	27,322	—	39,513	200,220
2012	56,791	—	177,944	8,552	—	60,000	303,287
2013	61,395	—	38,631	38,403	—	—	138,429
Thereafter	70,335	13,325	392,098	77,942	27,000	251,409	832,109

	$501,928	$13,325	$665,994	$158,075	$27,000	$350,922	$1,717,244

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)
6. UNSECURED DEBT
A summary of unsecured debt as of March 31, 2009 and December 31, 2008 is as follows (dollars in thousands):

	March 31,	December 31,
	2009	2008

Commercial Banks
Borrowings outstanding under an unsecured credit facility due July 2012 (a)	$51,100	$—
Borrowings outstanding under an unsecured term loan due February 2010 (b)	240,000	240,000
Senior Unsecured Notes — Other
4.25% Medium-Term Notes due January 2009	—	50,000
6.50% Notes due June 2009	91,899	200,000
3.90% Medium-Term Notes due March 2010	50,000	50,000
3.625% Convertible Senior Notes due September 2011(c)	127,356	164,255
5.00% Medium-Term Notes due January 2012	100,000	100,000
6.05% Medium-Term Notes due June 2013	122,500	125,000
5.13% Medium-Term Notes due January 2014(d)	184,000	184,000
5.50% Medium-Term Notes due April 2014(d)	128,500	128,500
5.25% Medium-Term Notes due January 2015(d)	175,175	175,175
5.25% Medium-Term Notes due January 2016(d)	83,260	83,260
8.50% Debentures due September 2024	54,118	54,118
4.00% Convertible Senior Notes due December 2035(e)	235,114	244,166
Other	147	149

	1,643,169	1,798,623

Unsecured Notes — Premiums & Discount
Premium on $50 million Medium-Term Notes due March 2010	151	190
Premium on $250 million Medium-Term Notes due January 2015(d)	203	212
Discount on $150 million Medium-Term Notes due April 2014(d)	(346)	(363)

	8	39

Total Unsecured Debt	$1,643,177	$1,798,662

(a)	Our unsecured credit facility provides us with an aggregate borrowing capacity of $600 million, which at our election we can increase to $750 million under certain circumstances. Our unsecured credit facility with a consortium of financial institutions carries an interest rate equal to LIBOR plus a spread of 47.5 basis points and matures on July 26, 2012. In addition, the unsecured credit facility contains a provision that allows us to bid up to 50% of the commitment and we can bid out the entire unsecured credit facility once per quarter so long as we maintain an investment grade rating.

(b)	During the year ended December 31, 2008, UDR borrowed $240 million in the form of a two-year unsecured term loan from a consortium of banks. UDR entered into one interest rate swap agreement associated with the borrowings under the term loan with an aggregate notional value of $200 million in which the Company pays a fixed rate of interest and receives a variable rate of interest on the notional amount. The interest rate swap effectively changes UDR’s interest rate exposure on $200 million of these borrowings from a variable rate to a weighted average fixed rate of approximately 3.61%. The remaining $40 million has a variable interest rate, which was 1.36% at March 31, 2009.

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)
(c)	At any time on or after July 15, 2011, prior to the close of business on the second business day prior to September 15, 2011, and also following the occurrence of certain events, the notes will be convertible at the option of the holder. Upon conversion of the notes, UDR will deliver cash and common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 trading day observation period. The initial conversion rate for each $1,000 principal amount of notes is 26.6326 shares of our common stock, subject to adjustment under certain circumstances. The Company’s Special Dividend met the criteria to adjust the conversion rate and will result in an adjusted conversion rate of 29.0207 shares of our common stock for each $1,000 of principal. In connection with the issuance of the 3.625% convertible senior notes, UDR entered into a capped call transaction with respect to its common stock. The convertible note and capped call transaction, both of which expire September 2011, must be net share settled. The maximum number of shares to be issued under the convertible notes is 6.7 million shares, subject to certain adjustment provisions. The capped call transaction combines a purchased call option with a strike price of $37.548 with a written call option with a strike price of $43.806. These transactions have no effect on the terms of the 3.625% convertible senior notes by effectively increasing the initial conversion price to $43.806 per share, representing a 40% conversion premium. The net cost of $12.6 million of the capped call transaction was included in stockholders’ equity.

(d)	During the three months ended March 31, 2009, the Company repurchased several different traunches of its unsecured debt in open market purchases. As a result of these transactions, we retired debt with a notional value of $159.6 million for $150 million of cash. The gain of $7.1 million is presented as a separate component of interest expense on our Consolidated Statement of Operations. Consistent with our accounting policy, the Company expensed $737,000 of unamortized financing costs and $1.8 million unamortized premium on convertible debt as a result of these debt retirements.

(e)	The convertible notes are convertible at the option of the holder on January 15, 2011, December 15, 2015, December 15, 2020, December 15, 2025 and December 15, 2030 into cash, and in certain circumstances, shares of UDR’s common stock at an initial conversion price of approximately 35.2988 shares per $1,000 principal, subject to adjustment in certain circumstances. The Company’s Special Dividend met the criteria to adjust the conversion rate and the conversion rate was adjusted to 38.7123 shares of our common stock for each $1,000 of principal. The Company has at our discretion after providing adequate notification, the ability to redeem the instrument subsequent to January 15, 2011 for cash, and in certain instances shares of UDR’s common stock.
In May 2008, the Financial Accounting Standards Board (FASB) affirmed the consensus of FASB Staff Position APB 14-1 (FSP APB 14-1), “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which applies to all convertible debt instruments that have a “net settlement feature”, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. The Company adopted FSP APB 14-1 as of January 1, 2009, and the adoption impacted the historical accounting for the 3.625% convertible senior notes due September 2011 and the 4.00% convertible senior notes due December 2035, and resulted in increased interest expense of $3.0 million and $1.7 million for the three months ended March 31, 2009 and 2008, respectively.

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)
The following is a summary of short-term bank borrowings under UDR’s bank credit facility at March 31, 2009 and December 31, 2008 (dollars in thousands):

	March 31,	December 31,
	2009	2008

Total revolving credit facility	$600,000	$600,000
Borrowings outstanding at end of period	51,100	—
Weighted average daily borrowings during the period ended	161,597	84,566
Maximum daily borrowings during the period ended	279,400	587,400
Weighted average interest rate during the period ended	1.0%	4.1%
Weighted average interest rate at the end of the period	0.9%	N/A
The convertible notes are convertible at the option of the holder, and as such are presented as if the holder will convert the debt instrument at the earliest available date. The aggregate maturities of unsecured debt for the five years subsequent to March 31, 2009 are as follows (dollars in thousands):

	Credit	Unsecured
	Facility	Debt	Total

2009	$—	$91,994	$91,994
2010	—	290,014	290,014
2011	—	362,447	362,447
2012	51,100	99,976	151,076
2013	—	122,476	122,476
Thereafter	—	625,170	625,170

	$51,100	$1,592,077	$1,643,177

Our debt instruments contain covenants that we were in compliance with at March 31, 2009.
7. (LOSS)/EARNINGS PER SHARE
Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed based upon common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents such as the non-vested restricted stock awards.

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)
The following table sets forth the computation of basic and diluted earnings per share for the periods presented (dollars in thousands, except per share data):

	Three months ended
	March 31,
	2009	2008

Numerator for (loss)/earnings per share — basic and diluted:
Net (loss)/earnings available to common stockholders	$(15,429)	$720,510

Denominator for (loss)/earnings per share — basic and diluted:
Weighted average common shares outstanding	149,076	143,631
Non-vested restricted stock awards	(1,462)	(1,084)

Denominator for basic and diluted (loss)/earnings per share	147,614	142,547

(Loss)/earnings per share — basic and diluted	$(0.10)	$5.05

The effect of the conversion of the operating partnership units, Out-Performance Partnership Shares, convertible preferred stock, and convertible debt, is not dilutive and is therefore not included in the above calculations as the Company reported a loss from continuing operations.
If the operating partnership units were converted to common stock, the additional weighted average common shares outstanding for the three months ended March 31, 2009 and 2008, would be 8,047,564 and 9,703,944, respectively.
At March 31, 2009 and 2008, if the measurement periods had ended on that date, no Series E Out-Performance Partnership Shares would have been issued had the Program terminated on that date. Accordingly, no additional operating partnership units would have been issued at that date (see note 10-Commitments and Contingencies, for a discussion of UDR’s Out-Performance Programs).
8. DERIVATIVES AND HEDGING ACTIVITY
Risk Management Objective of Using Derivatives
The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up front premium.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated Other Comprehensive Income” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the quarter ended March 31, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2009, the Company recorded $0 of hedge ineffectiveness in earnings attributable to reset date and index mismatches between the derivative and the hedged item.
Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $8.7 million will be reclassified as an increase to interest expense.
As of March 31, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate	Number of
Derivative	Instruments	Notional
Interest rate swaps	11	$590,453,208
Interest rate caps	2	$113,909,000
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of SFAS 133. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were equal to a loss of $55,000 for the quarter ended March 31, 2009. As of March 31, 2009, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

	Number of
Product	Instruments	Notional
Interest rate caps	5	$270,165,517

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2009.
Tabular Disclosure of Fair Values of Derivative Instruments (amounts in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133
Interest Rate Products	Other Assets	$326	Other Liabilities	$10,844

Total derivatives designated as hedging instruments under SFAS 133		$326		$10,844

Derivatives not designated as hedging instruments under SFAS 133
Interest Rate Products	Other Assets	$297	Other Liabilities	$0

Total derivatives not designated as hedging instruments under SFAS 133		$0		$0

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the quarter ended March 31, 2009 (amounts in thousands).

Amount of Gain or
(Loss) Recognized in
				Location of Gain or	Income on Derivative
	Amount of Gain or	Location of Gain or	Amount of Gain or (Loss)	(Loss) Recognized in	(Ineffective Portion
	(Loss) Recognized in	(Loss) Reclassified	Reclassified from	Income on Derivative	and Amount Excluded
Derivatives in SFAS 133	OCI on Derivative	from Accumulated	Accumulated OCI into	(Ineffective Portion and	from Effectiveness
Cash Flow Hedging	(Effective Portion)	OCI into Income	Income (Effective Portion)	Amount Excluded from	Testing)
Relationships	3/31/2009	(Effective Portion)	3/31/2009	Effectiveness Testing)	3/31/2009
Interest Rate Products	$(2,493)	Interest income / (expense)	$(2,646)	Other income / (expense)	$0

Total	$(2,493)		$(2,646)		$0

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)

		Amount of Gain or
		(Loss) Recognized
Derivatives Not Designated	Location of Gain or	in Income on
as Hedging Instruments	(Loss) Recognized in	Derivative
Under SFAS 133	Income on Derivative	3/31/2009
Interest Rate Products	Other income / (expense)	$(55)

Total		$(55)

Credit-risk-related Contingent Features
The Company has agreements with some of its derivative counterparties that contain a provision where (1) if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the company could also be declared in default on its derivative obligations; or (2) the company has agreements with some of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.
The Company also has an agreement with a derivative counterparty that incorporates the loan and financial covenant provisions of the Company’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with these covenant provisions would result in the Company being in default on any derivative instrument obligations covered by the agreement.
As of March 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $12.4 million. As of March 31, 2009, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2009, it would have been required to settle its obligations under the agreements at their termination value of $12.4 million.
9. ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive loss was $11.1 million and $11.9 million at March 31, 2009 and December 31, 2008, respectively. It consists of accumulated unrealized gains from the mark-to-market of marketable securities classified as available-for-sale and unrealized gains or losses from derivative financial instruments. The Company allocates a pro-rata share of gains or losses to non-controlling interests.
10. STOCK BASED COMPENSATION
UDR accounts for stock based compensation in accordance with SFAS 123R, “Share Based Payment”, which the Company adopted on January 1, 2006, utilizing the modified prospective method. During the three months ended March 31, 2009 and 2008, we recognized $2.3 million and $1.8 million, respectively as stock based compensation expense, which is inclusive of awards granted to our outside directors.

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)
11. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
The following summarizes the Company’s real estate commitments at March 31, 2009 (dollars in thousands):

	Number of	Costs Incurred	Expected Costs	Ownership
	Properties	to Date	to Complete	Stake

Wholly owned — under development	6	$209,584	$148,416	100%
Unconsolidated joint venture (a)	1	47,721	1,279	49%

		$257,305	$149,695

(a)	Costs incurred to date and expected costs to complete are based on UDR’s ownership percentage of the joint venture.
UDR has entered into a contract with a third party to purchase an apartment community of 289 homes in Dallas, Texas for approximately $29.0 million upon completion of its development, which will be recorded at that time. The apartment community is expected to be completed in the third quarter of 2009.
The Company may be required to make additional capital contributions to certain of our joint ventures should additional capital contributions be necessary to fund development costs or operating shortfalls.
Contingencies
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
March 31, 2009
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
Based on the results through March 31, 2009, no Series E OPPSs would have been issued had the Program terminated on that date. However, since the ultimate determination of Series E OPPSs to be issued will not occur until December 31, 2009, and the number of Series E OPPSs is determinable only upon future events, the financial statements do not reflect any impact for these events. Accordingly, the contingently issuable Series E OPPSs will only be included in basic earnings per share after the measurement period has ended and the applicable hurdle has been met. Furthermore, the Series E OPPSs will only be included in common stock and common stock equivalents in the calculation of diluted earnings per share after the hurdle has been met at the end of the reporting period (if any), assuming the measurement period ended at the end of the reporting period.
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

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)
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
UDR’s two reportable segments are same communities and non-mature/other communities:
•	Same communities represent those communities acquired, developed, and stabilized prior to January 1, 2008, and held as of March 31, 2009. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

•	Non-mature/other communities represent those communities that were acquired or developed in 2006, 2007 and 2008, sold properties, redevelopment properties, properties classified as real estate held for disposition, condominium conversion properties, joint venture properties, properties managed by third parties and the non-apartment components of mixed use properties.
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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three months ended March 31, 2009 and 2008.

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED
Certain reclassifications have been made to prior year amounts to conform to current year presentation. These reclassifications primarily represent presentation changes related to discontinued operations as described in Note 3, “Income from Discontinued Operations.” The accounting policies applicable to the operating segments described above are the same as those described in Note 1, “Summary of Significant Accounting Policies,” in UDR’s Annual Report on Form 10-K for the year ended December 31, 2008. The following table details rental income and NOI for UDR’s reportable segments for the three months ended March 31, 2009 and 2008, and reconciles NOI to net income per the Consolidated Statement of Operations (dollars in thousands):

	Three Months Ended
	March 31,
	2009	2008

Reportable apartment home segment rental income
Same Communities
Western Region	$53,779	$53,085
Mid-Atlantic Region	26,701	26,332
Southeastern Region	27,424	27,976
Southwestern Region	4,492	4,532
Non-Mature communities/Other	38,219	53,646

Total segment and consolidated rental income	$150,615	$165,571

Reportable apartment home segment NOI
Same Communities
Western Region	$38,494	$37,078
Mid-Atlantic Region	18,254	17,902
Southeastern Region	17,159	17,540
Southwestern Region	2,964	2,905
Non-Mature communities/Other	22,182	32,889

Total segment and consolidated NOI	99,053	108,314

Reconciling items:
Non-property income	5,024	4,627
Property management	(4,142)	(4,553)
Other operating expenses	(1,496)	(1,004)
Depreciation and amortization	(68,985)	(52,435)
Interest	(30,692)	(40,016)
General and administrative	(9,855)	(9,769)
Other depreciation and amortization	(1,394)	(929)
Loss from unconsolidated entities	(717)	(374)
Tax (expense)/benefit for the TRS	(51)	1,265
Non-controlling interests	794	(48,736)
Net (loss)/gain on the sale of land and depreciable property	(168)	767,329

Net (loss)/income attributable to UDR, Inc.	$(12,629)	$723,719

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED
The following table details the assets of UDR’s reportable segments as of March 31, 2009 and December 31, 2008 (dollars in thousands):

	March 31,	December 31,
	2009	2008
Reportable apartment home segment assets:
Same communities:
Western Region	$1,959,418	$1,953,072
Mid-Atlantic Region	721,377	718,124
Southeastern Region	817,283	814,204
Southwestern Region	152,102	151,529
Non-mature communities/Other	2,253,193	2,194,824

Total segment assets	5,903,373	5,831,753
Accumulated depreciation	(1,147,031)	(1,078,689)

Total segment assets — net book value	4,756,342	4,753,064

Reconciling items:
Cash and cash equivalents	37,132	12,740
Marketable securities	32,133	—
Restricted cash	8,617	7,726
Deferred financing costs, net	29,262	29,168
Notes receivable	207,300	207,450
Investment in unconsolidated joint ventures	47,415	47,048
Other assets	66,562	85,842
Other assets — real estate held for disposition	767	767

Total consolidated assets	$5,185,530	$5,143,805

Capital expenditures excluding redevelopment for the three months ended March 31, 2009 and 2008 related to our same communities totaled $11.5 million and $13.7 million, respectively. Capital expenditures related to our non-mature/other communities for the three months ended March 31, 2009 and 2008 totaled $3.8 million and $6.6 million, respectively.
Markets included in the above geographic segments are as follows:
i.	Western — Orange County, San Francisco, Monterey Peninsula, Los Angeles, San Diego, Seattle, Inland Empire, Sacramento and Portland.

ii.	Mid-Atlantic — Metropolitan DC, Richmond, Baltimore, Norfolk, and Other Mid-Atlantic.

iii.	Southeastern — Tampa, Orlando, Nashville, Jacksonville, and Other Florida.

iv.	Southwestern — Phoenix, Austin, Dallas, and Other Texas.
13. SUBSEQUENT EVENT
As previously reported, in 2008 the Company sold a portfolio of properties consisting of 86 communities for total consideration of $1.7 billion, including a note receivable in the amount of $200 million, bearing interest at the rate of 7.5% per annum. On May 4, 2009, the Company received from the buyer payment in full of the $200 million note, plus accrued and unpaid interest thereon in the amount of $123,287. The Company intends to use proceeds from the note receivable to fund general corporate obligations.

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

At March 31, 2009, our portfolio included 161 communities with 44,571 apartment homes nationwide. The following table summarizes our market information by major geographic markets:

					Three Months Ended
	As of March 31, 2009				March 31, 2009
			Percentage	Total
	Number of	Number of	of Total	Carrying	Average	Total Income
	Apartment	Apartment	Carrying	Value	Physical	per Occupied
Same Communities	Communities	Homes	Value	(In thousands)	Occupancy	Home (a)
Western Region
Orange Co, CA	13	4,067	12.0%	$708,392	94.4%	$1,565
San Francisco, CA	8	1,768	5.3%	311,472	95.1%	1,874
Monterey Peninsula, CA	7	1,565	2.5%	149,557	93.0%	1,082
Los Angeles, CA	5	1,052	3.1%	185,339	94.1%	1,522
San Diego, CA	5	1,123	2.9%	171,863	94.5%	1,408
Seattle, WA	7	1,270	2.5%	149,928	95.7%	1,195
Inland Empire, CA	3	1,074	2.5%	149,201	93.4%	1,282
Sacramento, CA	2	914	1.1%	66,922	91.9%	919
Portland, OR	3	716	1.1%	66,744	95.8%	995

Mid-Atlantic Region
Metropolitan DC	7	2,050	4.4%	256,839	96.3%	1,427
Richmond, VA	6	1,958	2.6%	154,409	95.7%	1,007
Baltimore, MD	8	1,556	2.6%	152,709	96.9%	1,175
Norfolk, VA	6	1,438	1.4%	81,898	95.4%	959
Other Mid-Atlantic	5	1,132	1.3%	75,522	95.9%	1,021

Southeastern Region
Tampa, FL	9	3,069	3.9%	227,684	94.4%	939
Orlando, FL	9	2,500	3.1%	185,803	94.2%	941
Nashville, TN	7	1,874	2.4%	140,338	95.7%	881
Jacksonville, FL	5	1,857	2.6%	153,140	93.5%	852
Other Florida	4	1,184	1.9%	110,318	94.0%	1,029

Southwestern Region
Phoenix, AZ	3	914	1.2%	70,055	93.9%	924
Austin, TX	1	250	0.3%	20,471	95.6%	947
Dallas, TX	1	305	1.0%	61,576	96.5%	1,625

Total/Average Same Communities	124	33,636	61.7%	3,650,180	94.7%	$1,176

Non-Matures, Commercial Properties and Other	36	10,774	34.7%	2,043,609

Total Real Estate Held for Investment	160	44,410	96.4%	5,693,789

Real Estate Under Development (b)	1	161	3.6%	209,584

Total	161	44,571	100.0%	$5,903,373

(a)	Total Income per Occupied Home represents total revenues per weighted average number of apartment homes occupied.

(b)	The Company is currently developing six wholly-owned communities with a total of 2,207 apartment homes of which 2,046 have not yet been completed.

Liquidity and Capital Resources
Liquidity is the ability to meet present and future financial obligations either through operating cash flows, the sale or maturity of existing assets, or by the acquisition of additional funds through capital management. Both the coordination of asset and liability maturities and effective capital management are important to the maintenance of liquidity. Our primary source of liquidity is our cash flow from operations as determined by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment homes and borrowings under credit arrangements. We routinely use our unsecured bank credit facility to temporarily fund certain investing and financing activities prior to arranging for longer-term financing or the issuance of equity securities. During the past several years, proceeds from the sale of real estate have been used for both investing and financing activities as we reposition our portfolio.
We expect to meet our short-term liquidity requirements generally through net cash provided by operations and borrowings under credit arrangements. We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, the repayment of financing on development activities, and potential property acquisitions, through long-term secured and unsecured borrowings, the disposition of properties, and the issuance of additional debt or equity securities. We believe that our net cash provided by operations and borrowings under credit arrangements will continue to be adequate to meet both operating requirements and the payment of dividends by the Company in accordance with REIT requirements. Likewise, the budgeted expenditures for improvements and renovations of certain properties are expected to be funded from property operations and borrowings under credit arrangements.
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
Future Capital Needs
Future development expenditures are expected to be funded with proceeds from construction loans, through joint ventures, the use of our unsecured revolving credit facility, the use of proceeds from the issuance of unsecured borrowings, the sale of properties and to a lesser extent, with cash flows provided by operating activities. Acquisition activity in strategic markets is expected to be largely financed by the reinvestment of proceeds from the sale of properties and through the issuance of equity and debt securities, the issuance of operating partnership units, and the assumption or placement of secured and/or unsecured debt.
During the remainder of 2009, we have approximately $130.9 million of secured debt and $92.0 million of unsecured debt maturing and we anticipate repaying that debt with cash on hand or borrowings under our secured or unsecured credit facilities and by exercising extension rights, as applicable, with respect to such debt.
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
Our other critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes in our critical accounting policies from those reported in our 2008 Annual Report on Form 10-K. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.
Statements of Cash Flows
The following discussion explains the changes in net cash provided by operating activities and net cash used in investing and financing activities that are presented in our Consolidated Statements of Cash Flows.
Operating Activities
For the three months ended March 31, 2009, our cash flow provided by operating activities was $71.6 million compared to $22.4 million for the comparable period in 2008. The increase in cash flow from operating activities resulted primarily due to the changes from operating assets and liabilities during the three months ended March 31, 2009 as compared to the same period in 2008, and is partially offset by a reduction in property operating income (see discussion under "Apartment Community Operations”).
Investing Activities
For the three months ended March 31, 2009, net cash (used in)/provided by investing activities was ($99.2) million as compared to $577.1 million for the comparable period in 2008. Changes in the level of investing activities from period to period reflects our strategy as it relates to our disposition, acquisition, capital expenditure, and development programs, as well as the impact of the capital markets environment on these activities, all of which are discussed in further detail below.

Acquisitions
During the three months ended March 31, 2009, we did not acquire any real estate. Our long-term strategic plan is to achieve greater operating efficiencies by investing in fewer, more concentrated markets. As a result, we have been expanding our interests in the Southern California, Northern California, Florida, Metropolitan Washington DC and the Washington State markets over the past several years. Prospectively, any additional acquisitions will be channeled into those markets that we believe will provide the best investment returns. Markets will be targeted based upon defined criteria including high barriers to entry, favorable job formation and low single-family home affordability.
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
During the three months ended March 31, 2009, $18.2 million or approximately $419 per home was spent on capital expenditures for all of our communities, excluding development, condominium conversions and commercial properties. These capital improvements included turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as roofs, siding, parking lots, and asset preservation capital expenditures, which aggregated $5.7 million or $131 per home. In addition, revenue enhancing capital expenditures, kitchen and bath upgrades, upgrades to HVAC equipment, and other extensive exterior/interior upgrades totaled $8.0 million or $184 per home, and major renovations totaled $4.5 million or $104 per home for the three months ended March 31, 2009.
The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, condominium conversions and commercial properties, for the periods presented:

	Three months ended March 31,			Three months ended March 31,
	(dollars in thousands)			(per home)
	2009	2008	% Change	2009	2008	% Change
Turnover capital expenditures	$2,111	$2,702	-21.9%	$49	$48	2.1%
Asset preservation expenditures	3,570	3,108	14.9%	82	55	49.1%

Total recurring capital expenditures	5,681	5,810	-2.2%	131	103	27.2%

Revenue enhancing improvements	7,989	11,664	-31.5%	184	205	-10.2%
Major renovations	4,529	14,385	-68.5%	104	253	-58.9%

Total capital expenditures	$18,199	$31,859	-42.9%	$419	$561	-25.2%

Repair and maintenance expense	$7,018	$9,314	-24.7%	$161	$164	-1.8%

Average stabilized home count	43,456	56,853
Total capital expenditures for our communities decreased $13.7 million for the three months ended March 31, 2009, compared to the comparable period in 2008. This decrease was primarily attributable to the Company’s ongoing repositioning of our real estate portfolio evidenced by our disposition of 84 communities during the three months ended March 31, 2008. Recurring capital expenditures during 2009 are currently expected to be approximately $675 per home.
Development
At March 31, 2009, our development pipeline for wholly-owned communities totaled 2,207 homes with a budget of $358.0 million in which we have a carrying value of $209.6 million. We expect to have the first of these communities complete development during the second quarter of 2009. In addition, we own several parcels of land held for future development with a gross book value of $160.7 million in which the Company is seeking entitlements and preparing for development, although we do not anticipate development to commence during 2009.

For the three months ended March 31, 2009, we invested approximately $53.6 million in development projects, an increase of $29.6 million from our 2008 level of $24.0 million. We funded these costs with $20.4 million in draws on our construction facilities. At March 31, 2009, the Company has drawn $184.7 million and has $134.3 million of remaining capacity on our construction facilities. As a result of our investment in developments, we completed development on one wholly-owned community with 200 apartment homes at a total cost of $15.8 million.
Unconsolidated Development Joint Ventures
UDR is a partner in a joint venture which will develop 274 apartment homes in the central business district of Bellevue, Washington. Construction began in the fourth quarter of 2006 and is scheduled for completion in the third quarter of 2009. At closing, we owned 49% of the project. Our investment at March 31, 2009 and December 31, 2008 was $10.5 million and $9.9 million, respectively.
The Company is a partner in a joint venture to develop a site in Bellevue, Washington. At closing, we owned 49% of the joint venture which the Company had intended to develop a 430 home high rise apartment building with ground floor retail. Our initial investment was $5.7 million. Our investment at March 31, 2009 and December 31, 2008 was $10.4 million and $10.2 million, respectively. The joint venture has no current plans to continue with the development.
Disposition of Investments
During the three months ended March 31, 2009 UDR did not dispose of any communities. We plan to continue to pursue our strategy of exiting markets where long-term growth prospects are limited and redeploying capital into markets we believe will provide the best investment returns.
Financing Activities
Net cash provided by/(used in) financing activities during the three months ended March 31, 2009, was $52.1 million as compared to ($542.6) million for the comparable period in 2008.
The following is a summary of our significant financing activities for the three months ended March 31, 2009:
•	Repaid $15.2 million of secured debt and $209.6 million of unsecured debt (represents the notional amount of debt repaid and excludes the gain on extinguishment). The $209.6 million of unsecured debt includes $50 million for maturing medium-term notes and $159.6 million for the repurchase of unsecured debt.

•	Repurchased unsecured debt with a notional amount of $159.6 million for $150.0 million resulting in a gain on extinguishment of $7.1 million, net of deferred finance charges. The unsecured debt repurchased by the Company matured in 2009, 2011, 2013 and 2035. As a result of these repurchases, the gain is represented as a reduction to interest expense on the Consolidated Statement of Operations.

•	During the three months ended March 31, 2009, we repurchased 100,000 shares of UDR common stock at an average price per share of $7.98 under our share repurchase programs.

•	Borrowed an additional $270.0 million of secured debt, which consisted of $186.4 million on our Fannie Mae credit facility, $63.2 million additional secured variable rate debt and $20.4 million additional construction loans.

Credit Facilities
As of March 31, 2009, we have secured revolving credit facilities with Fannie Mae with an aggregate commitment of $1.1 billion with $1.0 billion outstanding. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at our option. We have $666.0 million of the funded balance fixed at a weighted average interest rate of 5.5% and the remaining balance on these facilities is currently at a weighted average variable rate of 2.3%.
We have a $600 million unsecured revolving credit facility that matures on July 26, 2012. Under certain circumstances, we may increase the $600 million credit facility to $750 million. Based on our current credit rating, the $600 million credit facility carries an interest rate equal to LIBOR plus a spread of 47.5 basis points. Under a competitive bid feature and for so long as we maintain an Investment Grade Rating, we have the right under the $600 million credit facility to bid out 50% of the commitment amount and we can bid out 100% of the commitment amount once per quarter. As of March 31, 2009, we had $51.1 million of borrowings outstanding under the credit facility leaving $548.9 million of unused capacity.
The Fannie Mae credit facility and the bank revolving credit facility are subject to customary financial covenants and limitations.
Derivative Instruments
As part of UDR’s overall interest rate risk management strategy, we use derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. UDR’s derivative transactions used for interest rate risk management includes interest rate swaps with indexes that relate to the pricing of specific financial instrument of UDR. We believe that we have appropriately controlled our interest rate risk through the use of derivative instruments so that there will not be any material unintended effect on consolidated earnings. Derivative contracts did not have a material impact on the results of operations during the three months ended March 31, 2009 (see Note 8 — Derivatives and Hedging Activities).
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
The following table outlines our FFO calculation and reconciliation to generally accepted accounting principles for the three months ended March 31, 2009 and 2008 (dollars and shares in thousands):

	Three Months Ended
	March 31,
	2009	2008

Net (loss)/income attributable to UDR, Inc.	$(12,629)	$723,719
Adjustments:
Distributions to preferred stockholders	(2,800)	(3,209)
Real estate depreciation and amortization, including discontinued operations	68,985	52,435
Non-controlling interest	(794)	48,736
Real estate depreciation and amortization on unconsolidated joint ventures	1,143	745
Net gains on the sale of depreciable property, excluding RE3	168	(767,962)

Funds from operations — basic	$54,073	$54,464

Distributions to preferred stockholders — Series E (Convertible)	931	931

Funds from operations — diluted	$55,004	$55,395

Write-off of convertible debt premium due to adoption of APB 14-1	1,754	—
Amortization of convertible debt premium due to adoption of APB 14-1	1,296	1,670

Funds from operations as adjusted — diluted	$58,054	$57,065

Weighted average number of common shares and OP Units outstanding — basic	155,662	152,251

Weighted average number of common shares and OP Units outstanding — diluted	158,763	156,095
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

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 (shares in thousands):

	Three Months Ended
	March 31,
	2009	2008

Weighted average number of common shares and OP units outstanding basic	155,662	152,251
Weighted average number of OP units outstanding	(8,048)	(9,704)

Weighted average number of common shares outstanding - basic per the Consolidated Statement of Operations	147,614	142,547

Weighted average number of common shares, OP units, and common stock equivalents outstanding — diluted	158,763	156,095
Weighted average number of OP units outstanding	(8,048)	(9,704)
Weighted average incremental shares from assumed conversion of stock options	(18)	(565)
Weighted average incremental shares from unvested restricted stock	(47)	(243)
Weighted average number of Series E preferred shares outstanding	(3,036)	(3,036)

Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	147,614	142,548

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
A presentation of cash flow metrics based on generally accepted accounting principles is as follows for the three months ended March 31, (dollars in thousands):

	March 31,
	2009	2008

Net cash provided by operating activities	$71,557	$22,434
Net cash (used in)/provided byinvesting activities	(99,215)	577,118
Net cash provided by/(used in) financing activities	52,050	(542,584)

Results of Operations
The following discussion includes the results of both continuing and discontinued operations for the periods presented.
Net (Losses)/Income Available to Common Stockholders
Net loss available to common stockholders was ($15.4) million (($0.10) per diluted share) for the three months ended March 31, 2009, as compared to net income of $720.5 million ($5.05 per diluted share) for the comparable period in the prior year. The decrease for the three months ended March 31, 2009, when compared to the same period in 2008, resulted primarily from the following item, which is discussed in further detail elsewhere within this report:
•	a reduction in the Company’s disposition activities and the associated gains during the three months ended March 31, 2009 relative to the prior year. The Company recognized a net loss of $168,000 and a net gain of $767.1 million during the three months ended March 31, 2009 and 2008, respectively. The Company does not believe it will have significant disposition activity during the remainder of 2009, and

•	an increase in depreciation expense due to the Companies purchase of operating acquisitions and the completion of two development communities in 2008.
The reduction in net operating income was offset by the following:
•	a decrease in interest expense due to a reduction in corporate debt and the Company recording a gain on extinguishment of debt on the repurchase of a portion of our outstanding senior unsecured notes, which is presented as a reduction to interest expense, and

•	a decrease in minority interest expense.
Apartment Community Operations
The following table summarizes the operating performance of our total apartment portfolio for each of the periods presented (dollars in thousands):

	Three Months Ended
	March 31,
	2009	2008	% Change

Property rental income	$149,748	$165,710	-9.6%
Property operating expense (a)	(50,615)	(59,999)	-15.6%

Property net operating income	$99,133	$105,711	-6.2%

(a)	Excludes depreciation, amortization and property management expenses.

The following table is our reconciliation of property net operating income to net income as reflected on the Consolidated Statements of Operations for the periods presented (dollars in thousands):

	Three Months Ended
	March 31,
	2009	2008

Property net operating income	$99,133	$105,711
Other net operating (loss)/income	(80)	2,603
Non-property income, net	5,024	4,627
Real estate depreciation and amortization	(68,985)	(52,435)
Interest	(30,692)	(40,016)
General and administrative and property management	(13,997)	(14,322)
Other expenses	(1,496)	(1,004)
Other depreciation and amortization	(1,394)	(929)
Loss from unconsolidated entities	(717)	(374)
Tax (expense)/benefit for the TRS	(51)	1,265
Net (loss)/gain on sale of land and depreciable property	(168)	767,329
Non-controlling interests	794	(48,736)

Net (loss)/income per the Consolidated Statement of Operations	$(12,629)	$723,719

Same Communities
Our same communities (those communities acquired, developed, and stabilized prior to January 1, 2008, and held on March 31, 2009, which consisted of 33,636 apartment homes) provided 78% of our property net operating income for the three months ended March 31, 2009.
For the first quarter of 2009, same community properties net operating income increased 1.9% or $1.4 million compared to the same period in 2008. The increase in property net operating income was primarily attributable to a 0.4% or $471,000 increase in revenues from rental and other income. The increase in revenues from rental and other income was primarily driven by a 24.8% or $102,000 decrease in rental concessions, a 7.3% or $412,000 decrease in vacancy loss, and a 13.9% or $562,000 increase in reimbursement income. Physical occupancy increased slightly from 94.5% to 94.7% and total income per occupied home increased $3 to $1,176.
Property operating expenses decreased by 2.7% or $975,000 during the first quarter of 2009 compared to the same period in 2008. The decrease in property operating expenses was primarily driven by a 6.2% or $584,000 decrease in personnel costs including bonuses and a 9.2% or $533,000 decrease in repairs and maintenance expense.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 68.4% as compared to 67.4% in the comparable period in the prior year.

Non-Mature Communities
The remaining 22% or $22.3 million of our property net operating income during the three months ended March 31, 2009, was generated from communities that we classify as “non-mature communities.” UDR’s non-mature communities consist primarily of sold properties, communities acquired or developed in 2007 and 2008, redevelopment properties, and condominium properties. The largest components of our non-mature portfolio for the three months ended March 31, 2009 are our communities acquired. For the three months ended March 31, 2009, acquisitions represented $13.5 million of property net operating income.
Other Income
For the three months ended March 31, 2009, significant amounts reflected in other income include: interest income from a note for $200 million that the Company received related to the disposition of 86 properties during 2008, interest income and discount amortization from an interest in a convertible debt security, and fees earned for both recurring and non-recurring items related to the Company’s joint ventures. On May 4, 2009, the $200 million note was paid in full.
Real Estate Depreciation and Amortization
For the three months ended March 31, 2009, real estate depreciation and amortization on both continuing and discontinued operations increased 31.6% or $16.6 million as compared to the comparable period in 2008. The increase in real estate depreciation and amortization for the three months ended March 31, 2009 is due to the Company’s acquisition activity during the year, which includes a portion of the purchase price allocated to intangible assets upon acquisition of a community and the associated amortization of the majority of the acquired intangibles over a period of less than one year.
Interest Expense
For the three months ended March 31, 2009, interest expense on both continuing and discontinued operations decreased 23.3% or $9.3 million as compared to the comparable period in 2008. This decrease is primarily due to a $2.4 million increase in gains recognized on debt extinguishment upon the redemption of unsecured notes and the reduction of the weighted average interest rate from 5.2% in 2008 to 4.5% in 2009. The decrease in the weighted average interest rate in 2009 reflects short-term bank borrowings and variable rate debt that had lower interest rates in 2009 when compared to the same period in 2008.
General and Administrative
For the three months ended March 31, 2009, general and administrative expenses increased 0.9% or $86,000 as compared to the comparable period in 2008. The increase was due to a number of factors, none of which were significant.
Gains on the Sales of Depreciable Property
For the three months ended March 31, 2009, we recognized after-tax losses for financial reporting purposes of ($168,000) as compared to net gains of $767.1 million for the comparable period in 2008. Changes in the level of gains recognized from period to period reflect the changing level of our divestiture activity from period to period, as well as the extent of gains related to specific properties sold. The significant decrease in gains on disposition for the three months ended March 31, 2009 and compared to the same period in 2008, is a result of the March 2008 sale of 84 communities generally located in non-core markets as the Company repositions our real estate portfolio.

Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three months ended March 31, 2009.
Off-Balance Sheet Arrangements
UDR has entered into a contract to purchase an apartment community of 289 homes in Dallas, Texas for approximately $29.0 million upon completion of the development. The apartment community is expected to be completed in the third quarter of 2009.
Other than the purchase contract listed above, we do not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.
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
See our Annual Report on Form 10-K for the year ended December 31, 2008 “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of March 31, 2009, our market risk has not changed materially from the amounts reported on our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. CONTROLS AND PROCEDURES
As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. In addition, our Chief Executive Officer and our Chief Financial Officer concluded that during the quarter ended March 31, 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of March 31, 2009, we had approximately $627.1 million of variable rate indebtedness outstanding, which constitutes approximately 18.7% of our total outstanding indebtedness as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of our common and preferred stock and debt securities.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
On March 23, 2009, the Company issued and sold a total of 2,237,282 shares of its Series F Preferred Stock, without par value, to certain accredited investors who hold limited partnership interests, or OP Units, in United Dominion Realty, L.P., which is one of the Company’s operating partnerships. The shares of Series F Preferred Stock were sold at a purchase price of $0.0001 per share, for an aggregate purchase price of $223.73. Information regarding the offering and sale of these shares of Series F Preferred Stock is set forth in our Current Report on Form 8-K dated March 23, 2009 and filed with the Securities and Exchange Commission on March 25, 2009 (Commission File No. 1-10524).
In addition, on March 27, 2009, the Company issued and sold a total of 25,126 shares of its Series F Preferred stock to an accredited investor holding OP Units at a purchase price of $0.0001 per share, for an aggregate purchase price of $2.52.
Because the shares of Series F Preferred Stock described above were sold to accredited investors in transactions not involving a public offering, the transactions are exempt from registration under the Securities Act of 1933 in accordance with Section 4(2) of the Securities Act.
Repurchase of Equity Securities
In February 2006, our Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. As reflected in the table below, 100,000 shares of common stock were repurchased under these programs during the quarter ended March 31, 2009.

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as	that May Yet
	Total Number	Average	Part of Publicly	Be Purchased
	of Shares	Price	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs (1)
Beginning Balance	9,867,490	$22.14	9,867,490	15,132,510
January 1, 2009 through January 31, 2009	—	—	—	15,132,510
February 1, 2009 through February 28, 2009	—	—	—	15,132,510
March 1, 2009 through March 31, 2009	100,000	7.98	9,967,490	15,032,510

Balance as of March 31, 2009	9,967,490	$22.00	9,967,490	15,032,510

(1)	This number reflects the amount of shares that were available for purchase under our 10 million share repurchase program in effect on December 31, 2007 and our 15 million share repurchase program announced on January 31, 2008.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

Item 5. OTHER INFORMATION
There is no other information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2009, that was not previously disclosed in a Form 8-K.
Item 6. EXHIBITS
The exhibits filed or furnished with this report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc.

(registrant)

Date: May 8, 2009	/s/ David L. Messenger

David L. Messenger
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Bylaws (as amended through April 1, 2009)(incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on April 1, 2009, Commission File No. 1-10524).

10.1	Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of March 13, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 18, 2009 and filed with the Securities and Exchange Commission on March 19, 2009, Commission File No. 1-10524).

10.2	Summary of 2009 Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on January 7, 2009, Commission File No. 1-10524).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.