Form 10-Q
period 2009-06-30
UDR, Inc.
filed 2009-08-06
CIK 74208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of August 4, 2009, was 150,557,442.

UDR, Inc.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
UDR, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for shara data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS

Real estate owned:
Real estate held for investment	$5,720,069	$5,644,930
Less: accumulated depreciation	(1,214,447)	(1,078,637)

	4,505,622	4,566,293

Real estate under development (net of accumulated depreciation of $1,123 and $52)	248,335	186,771

Total real estate owned, net of accumulated depreciation	4,753,957	4,753,064
Cash and cash equivalents	4,983	12,740
Marketable securities	33,979	—
Restricted cash	8,795	7,726
Deferred financing costs, net	26,561	29,168
Notes receivable	7,300	207,450
Investment in unconsolidated joint ventures	63,475	47,048
Other assets	71,848	85,842
Other assets — real estate held for disposition	—	767

Total assets	$4,970,898	$5,143,805

LIABILITIES AND STOCKHOLDERS’ EQUITY

Secured debt	$1,729,290	$1,462,471
Unsecured debt	1,484,659	1,798,662
Real estate taxes payable	18,665	14,035
Accrued interest payable	18,717	20,744
Security deposits and prepaid rent	30,843	28,829
Distributions payable	30,386	57,144
Deferred gains on the sale of depreciable property	28,835	28,845
Accounts payable, accrued expenses, and other liabilities	58,453	71,395
Other liabilities — real estate held for disposition	—	1,204

Total liabilities	3,399,848	3,483,329

Redeemable non-controlling interests in operating partnership	65,295	108,092

Stockholders’ equity
Preferred stock, no par value; 50,000,000 shares authorized
2,803,812 shares of 8.00% Series E Cumulative Convertible issued and outstanding (2,803,812 shares at December 31, 2008)	46,571	46,571
4,430,700 shares of 6.75% Series G Cumulative Redeemable issued and outstanding (4,430,700 shares at December 31, 2008)	110,768	110,768
Common stock, $0.01 par value; 250,000,000 shares authorized
150,557,442 shares issued and outstanding (148,781,115 shares at December 31, 2008)	1,506	1,488
Additional paid-in capital	1,871,525	1,850,871
Distributions in excess of net income	(522,945)	(448,737)
Accumulated other comprehensive loss, net	(5,112)	(11,927)

Total UDR, Inc. stockholders’ equity	1,502,313	1,549,034
Non-controlling interest	3,442	3,350

Total equity	1,505,755	1,552,384

Total liabilities and stockholders’ equity	$4,970,898	$5,143,805

See accompanying notes to consolidated financial statements.

UDR, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share amounts
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

REVENUES
Rental income	$151,843	$139,955	$302,458		$266,541
Non-property income:
Other income	3,958	6,690	8,982		11,317

Total Revenues	$155,801	$146,645	$311,440		$277,858

EXPENSES
Rental expenses:
Real estate taxes and insurance	18,843	16,180	38,863		28,674
Personnel	12,782	12,051	25,415		23,848
Utilities	7,350	6,821	15,717		13,904
Repair and maintenance	7,899	7,436	15,108		14,226
Administrative and marketing	3,584	3,863	6,917		7,149
Property management	4,176	3,849	8,318		7,330
Other operating expenses	1,769	1,026	3,265		2,030
Real estate depreciation and amortization	69,067	62,507	138,052		114,942
Interest
Expense incurred	35,376	38,015	71,885		78,521
Gain on debt extinguishment	(2,736)	(1,333)	(9,849)		(6,072)
Amortization of convertible debt premium	1,053	1,670	2,349		3,340
General and administrative	9,145	9,931	19,000		19,700
Other depreciation and amortization	1,478	944	2,872		1,873

Total Expenses	169,786	162,960	337,912		309,465

Loss from operations	(13,985)	(16,315)	(26,472)		(31,607)
Loss from unconsolidated entities	(728)	(1,015)	(1,445)		(1,389)
Tax benefit/(expense) for TRS	—	3,649	(51)		4,914

Loss from continuing operations	(14,713)	(13,681)	(27,968)		(28,082)
Income from discontinued operations	2,053	13,316	1,885		800,172

Consolidated net (loss)/income	(12,660)	(365)	(26,083)		772,090
Net loss/(income) attributable to non-controlling interests	602	(312)	1,396		(49,048)

Net (loss)/income attributable to UDR, Inc.	(12,058)	(677)	(24,687)		723,042
Distributions to preferred stockholders — Series E (Convertible)	(931)	(931)	(1,862)		(1,862)
Distributions to preferred stockholders — Series G	(1,869)	(2,278)	(3,738)		(4,556)

Net (loss)/income available to common stockholders	$(14,858)	$(3,886)	$(30,287)		$716,624

(Loss)/earnings per weighted average common share — basic and diluted:
Loss from continuing operations available to common stockholders	$(0.11)	$(0.13)	$(0.21)	$	(0.60)
Income from discontinued operations	$0.01	$0.10	$0.01		$5.71
Net (loss)/income available to common stockholders	$(0.10)	$(0.03)	$(0.20)		$5.11

Common distributions declared per share	$0.180	$0.305	$0.485		$0.305

Weighted average number of common shares outstanding — basic	149,444	137,969	148,564		140,257
Weighted average number of common shares outstanding — diluted	149,444	137,969	148,564		140,257
See accompanying notes to consolidated financial statements.

UDR, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)
(Unaudited)

Six Months Ended June 30,	2009	2008

Operating Activities
Consolidated net (loss)/income	$(26,083)	$772,090
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	140,924	116,815
Net gains on the sale of depreciable property	(1,885)	(780,212)
Net gains on the sale of land	—	(183)
Gains on debt extinguishment	(9,849)	(6,072)
Write off of bad debt	1,826	954
Write off of note receivable and other assets	952	—
Loss from unconsolidated entities	1,445	1,389
Amortization of deferred financing costs and other	3,407	10,785
Amortization of deferred compensation	4,196	3,534
Amortization of convertible debt premium	2,349	3,340
Prepayments/(refunds) on income taxes	1,127	(4,170)
Changes in operating assets and liabilities:
Decrease in operating assets	8,849	1,706
Decrease in operating liabilities	(3,264)	(37,226)

Net cash provided by operating activities	123,994	82,750

Investing Activities
Proceeds from sales of real estate investments, net	—	1,474,484
Proceeds from note receivable	200,000	—
Disbursements related to notes receivable	—	(12,121)
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	—	(642,046)
Development of real estate assets	(97,761)	(58,640)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(36,724)	(69,608)
Capital expenditures — non-real estate assets	(6,645)	(8,938)
Investment in unconsolidated joint venture	(17,341)	(1,302)
Purchase deposits on pending real estate acquisitions	(500)	(5,978)
Purchase of marketable securities	(30,939)	—
Change in funds held in escrow from IRC Section 1031 exchanges	—	(175,578)

Net cash provided by investing activities	10,090	500,273

Financing Activities
Payments on secured debt	(22,806)	(74,050)
Proceeds from the issuance of secured debt	289,625	74,204
Proceeds from the issuance of unsecured debt	—	240,000
Payments on unsecured debt	(364,233)	(302,413)
Net (repayment)/proceeds of revolving bank debt	61,100	(289,600)
Payment of financing costs	(3,792)	(2,338)
(Payments on)/ proceeds from the issuance of common stock	(1,253)	717
Repayment of the investment of performance based programs	—	(745)
Distributions paid to non-controlling interests	(4,159)	(5,993)
Distributions paid to preferred stockholders	(5,600)	(6,418)
Distributions paid to common stockholders	(89,925)	(86,680)
Repurchase of common stock	(798)	(131,514)

Net cash used in financing activities	(141,841)	(584,830)

Net decrease in cash and cash equivalents	(7,757)	(1,807)
Cash and cash equivalents, beginning of period	12,740	3,219

Cash and cash equivalents, end of period	$4,983	$1,412

Supplemental Information:
Interest paid during the period	$81,550	$84,772
Non-cash transactions:
Conversion of operating partnership non-controlling interests to common stock (1,816,698 shares in 2009 and 99,241 shares in 2008)	17,259	1,327
Issuance of restricted stock awards	1	4,736
Issuance of note receivable upon the disposition of real estate	—	200,000
Secured debt assumed with the acquisition of properties, net of fair value adjustment	—	68,728
See accompanying notes to consolidated financial statements.

UDR, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share data)
(Unaudited)

							Accumulated
						Distributions in	Other
	Preferred Stock		Common Stock		Paid-in	Excess of	Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Net Income	Income/(Loss)	interest	Total
Balance, December 31, 2008	7,234,512	$157,339	148,781,115	$1,488	$1,850,871	$(448,737)	$(11,927)	$3,350	$1,552,384

Comprehensive Income
Net loss	—	—	—	—	—	(24,687)	—	92	(24,595)
Other comprehensive income
Change in fair value of marketable securities	—	—	—	—	—	—	2,045	—	2,045
Unrealized gain on derivative financial instruments	—	—	—	—	—	—	5,309	—	5,309
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	(539)	—	(539)

Comprehensive income						(24,687)	6,815	92	(17,780)

Issuance of common and restricted shares	—	—	59,629	1	3,272	—	—	—	3,273
Purchase of common shares	—	—	(100,000)	(1)	(797)	—	—	—	(798)
Adjustment for conversion of non-controlling Series B and C LLC	—	—	—	—	938	—	—	—	938
Adjustment for conversion of non-controlling interests of unitholders in operating partnerships	—	—	1,816,698	18	17,241	—	—	—	17,259
Common stock distributions declared ($0.485 per share)	—	—	—	—	—	(71,554)	—	—	(71,554)
Preferred stock distributions declared-Series E ($0.6644 per share)	—	—	—	—	—	(1,862)	—	—	(1,862)
Preferred stock distributions declared-Series G ($0.84375 per share)	—	—	—	—	—	(3,738)	—	—	(3,738)
Adjustment to reflect redeemable non-controlling redemption value	—	—	—	—	—	27,633	—		27,633

Balance, June 30, 2009	7,234,512	$157,339	150,557,442	$1,506	$1,871,525	$(522,945)	$(5,112)	$3,442	$1,505,755

See accompanying notes to consolidated financial statements.

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(UNAUDITED)
1. CONSOLIDATION, BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Consolidation and Basis of Presentation
UDR, Inc., collectively with our consolidated subsidiaries (“we”, “our”, “us”, “the Company” or “UDR”) is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities nationwide. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership”), and Heritage Communities L.P. (the “Heritage OP”). As of June 30, 2009, there were 179,863,065 units in the Operating Partnership outstanding, of which 173,736,146 units or 97% were owned by UDR and 6,126,919 units or 3% were owned by limited partners. As of June 30, 2009, there were 6,264,460 units in the Heritage OP outstanding, of which 6,070,476 units or 97% were owned by UDR and 193,984 units or 3% were owned by limited partners. The consolidated financial statements of UDR include the non-controlling interests of the unitholders in the Operating Partnership and the Heritage OP.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of June 30, 2009, and results of operations for the three and six months ended June 30, 2009 and 2008 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes appearing in UDR’s Form 8-K filed with the SEC on May 22, 2009.
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
Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements” to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the non-controlling interest with disclosure of both amounts on the consolidated statement of operations. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 160 was effective for us on January 1, 2009. Due to the adoption of SFAS 160, loss from continuing operations available to common stockholders per diluted share decreased by $0.01 and $0.36 for the three and six months ended June 30, 2008, respectively and income from discontinued operations per diluted share increased by the same amounts. There was no impact to net (loss)/income available to common stockholders per diluted share due to the adoption of SFAS 160. As part of our adoption of SFAS 160, we have retroactively adopted the measurement provisions of EITF Topic D-98, “Classification and Measurement of Redeemable Securities.” Upon adoption, we adjusted the carrying amount of the operating partnership units by recognizing an $86.8 million increase to “Redeemable non-controlling interest in operating partnership” on the balance sheet and a corresponding decrease in “Distributions in Excess of Net Income,” which was accounted for as a cumulative effect adjustment on January 1, 2006.

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (“APB 14-1”). APB 14-1 requires entities that issued certain convertible debt instruments that may be settled or partially settled in cash on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the entity’s nonconvertible debt borrowing rate. APB 14-1 requires that an entity determine the estimated fair value of a similar debt instrument as of the date of the issuance without the conversion feature but inclusive of any other embedded features such as puts and calls and assign that value to the debt component of the instrument, which would result in a discount being recorded. The debt is subsequently accreted to its par value over its expected life using the market rate at the date of issuance. The residual value between the initial proceeds and the value allocated to the debt would be reflected in equity as additional paid in capital. APB 14-1 was effective for fiscal years beginning after December 15, 2008 and was applied retrospectively to both new and existing convertible instruments. Due to the adoption of APB 14-1, the Company recognized a decrease in “Distributions in Excess of Net Income” of $117,000 on January 1, 2006 for the cumulative change in interest expense. We also recorded a $32.6 million increase to “Additional Paid in Capital” for the allocation of the equity component. The Company recognized an additional $2.7 million ($0.02 per diluted share) and $5.7 million ($0.04 per diluted share) and $1.7 million ($0.01 per diluted share) and $3.3 million ($0.02 per diluted share) of interest expense in the three and six months ended June 30, 2009 and 2008, respectively due to the adoption of APB 14-1. This impact includes both regular amortization of convertible debt premium and the effect of write offs due to convertible debt repurchases.
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”, or the FSP, which for us was effective January 1, 2009 and has been applied retrospectively. The FSP clarifies that unvested share-based payment awards that participate in dividends similar to shares of common stock or operating partnership units should be treated as participating securities. The FSP affects the computation of basic and diluted earnings per share for unvested restricted stock awards which entitle the holders to dividends. The FSP did not affect earnings per share amounts for the three and six months ended June 30, 2009 because we reported a net loss for the period and accordingly had no undistributed earnings. The FSP had an immaterial affect on the earnings per share amount for the three and six months ended June 30, 2008. We do not expect the FSP to have a material effect on future earnings per share amounts.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing, non-SEC accounting and reporting standards. SFAS 168 is effective for our financial statements issued for interim and annual periods commencing with the quarterly period ended September 30, 2009. In the FASB’s view, the issuance of SFAS 168 and the Codification will not change GAAP, and therefore we do not expect the adoption of SFAS 168 to have an effect on our consolidated financial position, results of operations or cash flows.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This standard is effective for periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FSP FAS 107-1 and APB 28-1 for the quarter ended June 30, 2009. The adoption of this guidance did not have any impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FSP FAS 107-1 and APB 28-1 result in additional disclosures with respect to the fair value of the Company’s financial instruments. See Note 8, Fair Value of Derivatives and Financial Instruments, for these additional disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of SFAS 165 on June 30, 2009. The adoption of this guidance did not have any impact on our consolidated financial position, results of operations or cash flows. The Company evaluated subsequent events through August 6, 2009, the date of issuance of the Company’s financial statements. No recognized or non-recognized subsequent events were noted other than the matter disclosed in Note 14, Subsequent Event.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), that became effective for our fiscal year beginning January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurement. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), that delayed the effective date of SFAS 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The adoption of SFAS 157 for financial assets and liabilities, as of January 1, 2008, did not have a material impact on our financial position or operations. Fair value measurements identified in FSP 157-2 is effective for our fiscal year beginning January 1, 2009 and did not have any impact on our consolidated financial position, results of operations or cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), that became effective for our fiscal year beginning January 1, 2008. SFAS 159 allows an entity to elect to measure certain financial instruments at fair value. If this irrevocable election is made, an entity may apply SFAS 159 on an instrument by instrument basis with a few exceptions and report any change in the fair value of the instrument in earnings. The Company has not adopted the fair value measurement option of SFAS 159.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination, recognizing assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R was effective for fiscal years beginning after December 15, 2008. We believe that the adoption of SFAS 141R could materially impact our future consolidated financial position and results of operations depending on the Company’s acquisition activity as certain acquisition costs that have historically been capitalized as part of the basis of the real estate and amortized over the real estate’s useful life will now be expensed as incurred. SFAS 141R did not have a material impact on our financial statements during the six months ended June 30, 2009.
Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), amends and expands the disclosure requirements of FASB Statement No. 133 (“SFAS 133”) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for our fiscal year beginning January 1, 2009, and did not have a material impact on our consolidated financial position, results of operations or cash flows. However, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. See Note 9, Derivative and Hedging Activity, for these additional disclosures.

On June 12, 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which (1) addresses the effects of eliminating the qualifying special-purpose entity concept from FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and (2) responds to concerns about the application of certain key provisions of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, including concerns over the transparency of enterprises’ involvement with variable interest entities (VIEs). SFAS 167 is effective beginning on January 1, 2010. The Company is currently assessing the impact of SFAS 167.
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
Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and timing of expense recognition for certain accrued liabilities. As of June 30, 2009, UDR has recorded a current tax liability of $3.1 million and a deferred tax asset of approximately $12.2 million and recorded income tax expense of $0 and $51,000 for the three and six months ended June 30, 2009, respectively.
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
The Company recognizes our tax positions and evaluates them using a two-step process. First, we determine whether a tax position is more likely than not (greater than 50 percent probability) to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Then the Company will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement.
As a result of the implementation of FIN 48, UDR recognized no material adjustments to liabilities related to unrecognized income tax benefits. At the adoption date, UDR’s TRS had $538,000 of net unrecognized tax benefits, which would favorably impact our effective tax rate if recognized. During the three months ended June 30, 2008, the liability was reversed due to the Company no longer meeting the measurement criteria. As such, subsequent to June 30, 2008, UDR had no unrecognized tax benefits, accrued interest or penalties. UDR and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years 2004 — 2008 remain open to examination by the major taxing jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in income tax expense.

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
Marketable Securities
Marketable securities represent publicly traded debt securities and are classified as “available for sale” and carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity. Declines in the value of public and private investments that management determines are other than temporary are recorded as a provision for loss on investments. The amortization of any discount and interest income are recorded in “Other Income” on the Consolidated Statement of Operations. See Note 8, Fair Value of Derivative and Financial Instruments.
The Company has the ability to make public and private investments in equity and debt securities. The publicly traded equity securities are classified as “available-for-sale securities” and carried at fair value, with unrealized gains and losses reported as a separate component of stockholders equity. For publicly traded debt securities, the Company initially assesses our intent and ability to hold the debt instrument before determining the classification as either “held-to-maturity securities” which would be reported at their amortized cost or as an available-for-sale security. Private investments for which we lack the ability to exercise significant influence are accounted for at cost.

2. REAL ESTATE
Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development and properties deemed as held for sale. As of June 30, 2009 the Company owned and consolidated 162 communities in 10 states plus the District of Columbia totaling 44,701 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of June 30, 2009 and December 31, 2008 (dollar amounts in thousands):

	June 30, 2009	December 31, 2008

Land	$1,566,502	$1,567,737
Depreciable property — held for investment:
Building and improvements	3,922,191	3,859,245
Furniture, fixtures and equipment	231,376	217,948
Under development:
Land	55,144	52,294
Construction in progress	194,314	134,529

Real estate owned	$5,969,527	$5,831,753
Accumulated depreciation	(1,215,570)	(1,078,689)

Real estate owned, net	$4,753,957	$4,753,064

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
UDR did not dispose of any communities during the six months ended June 30, 2009, nor did we have any classified as held for disposition at June 30, 2009. For the six months ended June 30, 2008, UDR sold 85 communities with a total of 25,540 apartment homes, 42 condominiums from two communities with a total of 640 condominiums, and one parcel of land. At June 30, 2008, UDR had one community with a total of 144 apartment homes and a net book value of $4.7 million, a commercial property with a net book value of $1.7 million, and two communities with a total of 537 condominiums and a net book value of $38.6 million included in real estate held for disposition. The results of operations for these properties and the gain/loss from disposition are classified on the Consolidated Statements of Operations in the line item titled “Income from discontinued operations”, for the three and six months ended June 30, 2009 and 2008.
In conjunction with the sale of the 85 communities during the six months ended June 20, 2008, the Company received a note in the amount of $200.0 million. On May 4, 2009, the Company received from the buyer payment in full of the $200.0 million note, plus accrued and unpaid interest thereon in the amount of $123,287.
UDR has elected TRS status for certain of its corporate subsidiaries, primarily those engaged in condominium conversion and development activities. For the three months ended June 30, 2009 and 2008, UDR recognized an income tax expense of $0 and an income tax benefit of $3.7 million, respectively, and an income tax expense of $51,000 and an income tax benefit of $5.1 million for the six months ended June 30, 2009 and 2008, respectively. Of the balance, UDR allocated no income tax provision to discontinued operations for the three and six months ended June 30, 2009, and an income tax benefit of $35,000 and $161,000 for the three and six months ended June 30, 2008, respectively.

The income attributable to discontinued operations is summarized as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Rental income	$—	$586	$—	$39,571
Non-property income	—	—	—	183

Rental expenses	—	277	—	16,084
Property management fee	—	16	—	1,088
Real estate depreciation	—	—	—	—
Interest expense	—	37	—	2,616
Other expenses	—	6	—	6

	—	336	—	19,794

Income before net gain on the sale of depreciable property	—	250	—	19,960
Net gain on the sale of depreciable property, excluding RE3	2,053	13,027	1,885	780,989
RE3 gain/(loss) on the sale of depreciable property, net of tax	—	39	—	(777)

Income from discontinued operations	$2,053	$13 ,316	$1,885	$800,172

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
Unconsolidated Joint Ventures
The Company recognizes earnings or losses from our investments in unconsolidated joint ventures consisting of our proportionate share of the net earnings or loss of the joint venture. In addition, we may earn fees for providing management and development services to the unconsolidated joint ventures. As of June 30, 2009, UDR had investments in the following unconsolidated development joint ventures which are accounted for under the equity method of accounting.
UDR is a partner with an unaffiliated third party in a joint venture which is developing a 274 home apartment community in the central business district of Bellevue, Washington. Construction began in the fourth quarter of 2006 and is scheduled for completion in the third quarter of 2009. At closing and at June 30, 2009, we owned 49% of the joint venture. Our initial investment was $10.0 million. During the three months ended June 30, 2009, the Company made additional capital contributions of $16.1 million to the joint venture to fund development costs. Our investment at June 30, 2009 and December 31, 2008 was $28.4 million and $9.9 million, respectively.

UDR is a partner with an unaffiliated third party in a joint venture which owns and operates a 23-story, 166 home high-rise apartment community in the central business district of Bellevue, Washington. At closing, UDR owned 49% of the joint venture. Our initial investment was $11.8 million. Our investment at June 30, 2009 and December 31, 2008 was $10.2 million and $10.4 million, respectively.
UDR is a partner with an unaffiliated third party in a joint venture which owns a site in Bellevue, Washington. At closing and at June 30, 2009, we owned 49% of the joint venture. Our initial investment was $5.7 million. Our investment at June 30, 2009 and December 31, 2008 was $10.0 million and $10.2 million, respectively. The Company initially planned to develop a 430 home high rise apartment building with ground floor retail on an existing operating retail center. However, during the six months ended June 30, 2009, the Company decided to operate the retail property as opposed to developing the site.
UDR and an unaffiliated third party in November 2007 formed a joint venture which owns and operates various properties located in Texas. In November 2007, UDR sold nine operating properties, consisting of 3,690 units, and contributed one property under development to the joint venture. The property under development has 302 units and was completed in 2008 and commenced lease up at that time. UDR contributed cash and property equal to 20% of the fair value of the properties. The unaffiliated member contributed cash equal to 80% of the fair value of the properties comprising the joint venture, which was then used to purchase the nine operating properties from UDR. Our initial investment was $20.4 million. Our investment at June 30, 2009 and December 31, 2008 was $14.9 million and $16.5 million, respectively.
Summarized financial information relating to 100% of all the unconsolidated joint ventures operations (not just our proportionate share) is presented below as of and for the three and six months ended June 30, (dollars in thousands):

	2009	2008

For the three months ended June 30,:
Revenues	$11,517	$10,588
Real estate depreciation and amortization	5,232	6,019
Net loss	(3,541)	(4,521)

For the six months ended June 30,:
Revenues	$23,037	$20,905
Real estate depreciation and amortization	10,387	11,416
Net loss	(6,427)	(8,087)

As of June 30, 2009 and December 31, 2008:
Real estate, net	$532,121	$517,549
Total assets	544,259	534,751
Amount due to UDR	1,097	3,898
Third party debt	380,353	373,353
Total liabilities	396,267	397,135
Equity	147,992	137,616
As of June 30, 2009, the Company had deferred profit from the sale of properties of $28.8 million, which the Company will not recognize until the underlying property is sold to a third party. The Company recognized $513,000 and $987,000 and $648,000 and $1.2 million of management fees for our involvement in the joint ventures for the three and six months ended June 30, 2009 and 2008, respectively.
The Company may be required to make additional capital contributions to certain of our joint ventures should additional capital contributions be necessary to fund development costs or operating shortfalls.

5. SECURED DEBT
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification of the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established the interest rate for the underlying debt instrument. Secured debt on continuing and discontinued operations, which encumbers $2.7 billion or 45% of UDR’s real estate owned based upon book value ($3.3 billion or 55% of UDR’s real estate owned is unencumbered) consists of the following as of June 30, 2009 (dollars in thousands):

	Principal Outstanding		2009
			Weighted	Weighted	Number of
	June 30,	December 31,	Average	Average	Communities
	2009	2008	Interest Rate	Years to Maturity	Encumbered
Fixed Rate Debt
Mortgage notes payable	$497,980	$476,810	4.84%	2.4	18
Tax-exempt secured notes payable	13,325	13,325	5.30%	21.7	1
Fannie Mae credit facilities	755,393	666,642	5.43%	6.9	30

Total fixed rate secured debt	1,266,698	1,156,777	5.20%	5.3	49

Variable Rate Debt
Mortgage notes payable	174,671	114,181	2.68%	4.6	11
Tax-exempt secured note payable	27,000	27,000	1.43%	20.7	1
Fannie Mae credit facilities	260,921	164,513	1.76%	6.6	10

Total variable rate secured debt	462,592	305,694	2.08%	6.7	22

Total secured debt	$1,729,290	$1,462,471	4.37%	5.6	71

UDR has secured revolving credit facilities with Fannie Mae with an aggregate commitment of $1.1 billion at June 30, 2009. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at our option. We have $755.4 million of the funded balance fixed at a weighted average interest rate of 5.4% and the remaining funded balance on these facilities is currently at a weighted average variable rate of 1.8%.

	June 30, 2009	December 31, 2008
	(dollar amounts in thousands)

Borrowings outstanding	$1,016,314	$831,155
Weighted average borrowings during the period ended	954,738	702,620
Maximum daily borrowings during the period ended	1,016,916	831,370
Weighted average interest rate during the period ended	4.63%	5.5%
Weighted average interest rate at the end of the period	4.49%	5.0%
The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair market adjustment was an asset of $913,000 and $763,000 at June 30, 2009 and December 31, 2008, respectively.
Fixed Rate Debt
Mortgage notes payable. Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from August 2009 through June 2016 and carry interest rates ranging from 2.50% to 8.18%. Mortgage notes payable includes debt associated with development activities. The Company has the ability under the debt instrument maturing in October 2009 to exercise contractually provided extensions (two one-year extensions) on the outstanding balance of $110.3 million ($105.0 million is at a fixed rate and the remaining $5.3 million is at a variable rate).
Tax-exempt secured notes payable. Fixed rate mortgage notes payable that secure tax-exempt housing bond issues mature in March 2031 and carry an interest rate of 5.30%. Interest on these notes is payable in semi-annual installments.

Secured credit facilities. At June 30, 2009, UDR’s fixed rate secured credit facilities consisted of $755.4 million on a $1.1 billion aggregate commitment under four revolving secured credit facilities with Fannie Mae (the Company also owes $260.9 million under the variable rate component of these credit facilities). As of June 30, 2009, the fixed rate Fannie Mae credit facilities had a weighted average fixed rate of interest of 5.43%.
Variable Rate Debt
Mortgage notes payable. Variable rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from October 2009 through April 2016. The mortgage notes payable are based on LIBOR plus some basis points, which translate into interest rates ranging from 1.03% to 4.00% at June 30, 2009.
Tax-exempt secured note payable. The variable rate mortgage note payable that secures tax-exempt housing bond issues matures in March 2030. Interest on this note is payable in monthly installments. The variable mortgage note has an interest rate of 1.43% as of June 30, 2009.
Secured credit facilities. The variable rate secured credit facilities consisted of $260.9 million outstanding on the Fannie Mae credit facilities. As of June 30, 2009, the variable rate Fannie Mae credit facilities had a weighted average floating rate of interest of 1.76%.
The aggregate maturities, including amortizing principal payments, of our secured debt due during each of the next five calendar years and thereafter are as follows (dollars in thousands):

	Fixed			Variable
	Mortgage	Tax-Exempt	Credit	Mortgage	Tax Exempt	Credit
	Notes	Notes Payable	Facilities	Notes	Notes Payable	Facilities	Total

2009	$116,690	$—	$1,257	$5,335	$—	$—	$123,282
2010	109,129	—	2,654	861	—	—	112,644
2011	83,631	—	52,808	36,199	—	39,513	212,151
2012	56,779	—	177,944	16,085	—	60,000	310,808
2013	61,392	—	38,631	38,483	—	—	138,506
Thereafter	70,359	13,325	482,099	77,708	27,000	161,408	831,899

Total	$497,980	$13,325	$755,393	$174,671	$27,000	$260,921	$1,729,290

6. UNSECURED DEBT
A summary of unsecured debt as of June 30, 2009 and December 31, 2008 is as follows (dollars in thousands):

	June 30,	December 31,
	2009	2008
Commercial Banks
Borrowings outstanding under an unsecured term loan due February 2010 (a)	$240,000	$240,000
Borrowings outstanding under an unsecured credit facility due July 2012 (b)	61,100	—

	301,100	240,000

Senior Unsecured Notes
4.25% Medium-Term Notes due January 2009	—	50,000
6.50% Notes due June 2009	—	200,000
3.90% Medium-Term Notes due March 2010 (includes premium of $112 and $190)	50,112	50,190
3.625% Convertible Senior Notes due September 2011 (net of APB 14-1 discount of $4,286 and $7,080) (c), (d)	122,049	164,255
5.00% Medium-Term Notes due January 2012	100,000	100,000
6.05% Medium-Term Notes due June 2013 (d)	122,500	125,000
5.13% Medium-Term Notes due January 2014	184,000	184,000
5.50% Medium-Term Notes due April 2014 (net of discount of $329 and $363)	128,171	128,137
5.25% Medium-Term Notes due January 2015 (includes premium of $194 and $212)	175,369	175,387
5.25% Medium-Term Notes due January 2016	83,260	83,260
8.50% Debentures due September 2024 (d)	53,118	54,118
4.00% Convertible Senior Notes due December 2035 (net of APB 14-1 discount of $2,915 and $5,834) (d), (e)	164,835	244,166
Other	145	149

	1,183,559	1,558,662

	$1,484,659	$1,798,662

(a)	During the year ended December 31, 2008, UDR borrowed $240 million in the form of a two-year unsecured term loan from a consortium of banks. UDR entered into one interest rate swap agreement associated with the borrowings under the term loan with an aggregate notional value of $200 million in which the Company pays a fixed rate of interest and receives a variable rate of interest on the notional amount. The interest rate swap effectively changes UDR’s interest rate exposure on $200 million of these borrowings from a variable rate to a weighted average fixed rate of approximately 3.61%. The remaining $40 million has a variable interest rate, which was 1.17% at June 30, 2009.

(b)	Our unsecured credit facility provides us with an aggregate borrowing capacity of $600 million, which at our election we can increase to $750 million under certain circumstances. Our unsecured credit facility with a consortium of financial institutions carries an interest rate equal to LIBOR plus a spread of 47.5 basis points and matures on July 26, 2012. In addition, the unsecured credit facility contains a provision that allows us to bid up to 50% of the commitment and we can bid out the entire unsecured credit facility once per quarter so long as we maintain an investment grade rating.

(c)	At any time on or after July 15, 2011, prior to the close of business on the second business day prior to September 15, 2011, and also following the occurrence of certain events, the notes will be convertible at the option of the holder. Upon conversion of the notes, UDR will deliver cash and common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 trading day observation period. The initial conversion rate for each $1,000 principal amount of notes is 26.6326 shares of our common stock, subject to adjustment under certain circumstances. The Company’s Special Dividend met the criteria to adjust the conversion rate and will resulted in an adjusted conversion rate of 29.0207 shares of our common stock for each $1,000 of principal. In connection with the issuance of the 3.625% convertible senior notes, UDR entered into a capped call transaction with respect to its common stock. The convertible note and capped call transaction, both of which expire September 2011, must be net share settled. The maximum number of shares to be issued under the convertible notes is 6.7 million shares, subject to certain adjustment provisions. The capped call transaction combines a purchased call option with a strike price of $37.548 with a written call option with a strike price of $43.806. These transactions have no effect on the terms of the 3.625% convertible senior notes by effectively increasing the initial conversion price to $43.806 per share, representing a 40% conversion premium. The net cost of $12.6 million of the capped call transaction was included in stockholders’ equity.

(d)	During the three and six months ended June 30, 2009, the Company repurchased several different traunches of its unsecured debt in open market purchases resulting in retired debt with a notional value of $79.3 million and $238.9 million for $72.3 million and $222.3 million of cash, respectively . The gains of $2.7 and $9.8 million are presented as a separate component of interest expense on our Consolidated Statement of Operations for the three and six months ended June 30, 2009, respectively. Consistent with our accounting policy, the Company expensed $1.6 million and $2.3 million of unamortized financing costs and $1.6 million and $3.4 million of unamortized premium on convertible debt as a result of these debt retirements for the three and six months ended June 30, 2009, respectively.

(e)	The convertible notes are convertible at the option of the holder on January 15, 2011, December 15, 2015, December 15, 2020, December 15, 2025 and December 15, 2030 into cash, and in certain circumstances, shares of UDR’s common stock at an initial conversion price of approximately 35.2988 shares per $1,000 principal, subject to adjustment in certain circumstances. The Company’s Special Dividend met the criteria to adjust the conversion rate and the conversion rate was adjusted to 38.7123 shares of our common stock for each $1,000 of principal. The Company has at our discretion after providing adequate notification, the ability to redeem the instrument subsequent to January 15, 2011 for cash, and in certain instances shares of UDR’s common stock.
In May 2008, the Financial Accounting Standards Board (FASB) affirmed the consensus of FASB Staff Position APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which applies to all convertible debt instruments that have a “net settlement feature”, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. The Company adopted FSP APB 14-1 as of January 1, 2009, and the adoption impacted the historical accounting for the 3.625% convertible senior notes due September 2011 and the 4.00% convertible senior notes due December 2035, and resulted in increased interest expense of $1.1 million and $2.3 million and $1.7 million and $3.3 million for the three and six months ended June 30, 2009 and 2008, respectively.
The following is a summary of short-term bank borrowings under UDR’s unsecured credit facility at June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30,	December 31,
	2009	2008

Total revolving credit facility	$600,000	$600,000
Borrowings outstanding at end of period	61,100	—
Weighted average daily borrowings during the period ended	102,092	84,566
Maximum daily borrowings during the period ended	279,400	587,400
Weighted average interest rate during the period ended	1.0%	4.1%
Weighted average interest rate at the end of the period	0.9%	N/A

The convertible notes are convertible at the option of the holder, and as such are presented as if the holder will convert the debt instrument at the earliest available date. The aggregate maturities of unsecured debt for the five years subsequent to June 30, 2009 are as follows (dollars in thousands):

	Credit	Unsecured
	Facility	Debt	Total
2009	$—	$—	$—
2010	—	290,014	290,014
2011 (a)	—	286,860	286,860
2012	61,100	99,976	161,076
2013	—	122,476	122,476
Thereafter	—	624,233	624,233

	$61,100	$1,423,559	$1,484,659

(a)	The convertible debt balances have been adjusted to reflect the effect of APB 14-1. Excluding the adjustment, the total maturities in 2011 would be $294.1 million.
Our debt instruments contain covenants that we were in compliance with at June 30, 2009.
7. (LOSS)/EARNINGS PER SHARE
Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed based upon common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents such as the non-vested restricted stock awards.
The following table sets forth the computation of basic and diluted earnings per share for the periods presented (dollars and shares in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator for (loss)/earnings per share — basic and diluted:
Net (loss)/earnings available to common stockholders	$(14,858)	$(3,886)	$(30,287)	$716,624

Denominator for (loss)/earnings per share — basic and diluted:
Weighted average common shares outstanding	150,393	139,309	149,738	141,470
Non-vested restricted stock awards	(949)	(1,340)	(1,174)	(1,213)

Denominator for basic and diluted (loss)/earnings per share	149,444	137,969	148,564	140,257

(Loss)/earnings per share — basic and diluted	$(0.10)	$(0.03)	$(0.20)	$5.11

The effect of the conversion of the operating partnership units, Out-Performance Partnership Shares, convertible preferred stock, and convertible debt is not dilutive and is therefore not included in the above calculations as the Company reported a loss from continuing operations.
If the operating partnership units were converted to common stock, the additional weighted average common shares outstanding for the three and six months ended June 30, 2009 and 2008, would be 6,513,951 and 7,276,521 and 9,622,236 and 9,663,090, respectively.
At June 30, 2009 and 2008, if the measurement periods had ended on that date, no Series E Out-Performance Partnership Shares would have been issued had the Program terminated on that date. Accordingly, no additional operating partnership units would have been issued at that date (see Note 12, “Commitments and Contingencies”, for a discussion of UDR’s Out-Performance Programs).

If the convertible preferred stock were converted to common stock, the additional shares of common stock outstanding would be 3,035,547 weighted average common shares for the three and six months ended June 30, 2009 and 2008.
8. FAIR VALUE OF DERIVATIVES AND FINANCIAL INSTRUMENTS
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
The Company’s derivative contracts are the only assets or liabilities that are measured and recognized at fair value using the SFAS 157 hierarchy. The derivative contracts use the Level 2 hierarchy and are recorded in “Other assets” and in “Accounts payable, accrued expenses and other liabilities” in the Consolidated Balance Sheet for $3.4 million and $8.0 million, respectively as of June 30, 2009.
At June 30, 2009 and December 31, 2008, the fair values of cash and cash equivalents, restricted cash, notes receivable, escrow 1031exchange funds, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

The Company adopted the provisions of FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” on June 30, 2009, which require disclosures about the fair value of financial instruments in interim as well as annual financial statements. The carrying amounts and estimated fair value of the Company’s financial instruments, where different, as of June 30, 2009 and December 31, 2008, are summarized as follows (dollars in thousands):

	June 30,		December 31,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Amounts	Fair Value	Amounts	Fair Value

Debt instruments
Secured debt (a)	$1,729,290	$1,732,771	$1,462,471	$1,419,411
Unsecured debt (b)	1,484,659	1,314,650	1,798,662	1,183,098

Derivative contracts (c)
Interest rate swaps	$(8,027)	$(8,027)	$(11,011)	$(11,011)
Interest rate caps	3,361	3,361	62	62

(a)	See Note 5, “Secured Debt”

(b)	See Note 6, “Unsecured Debt”

(c)	See Note 9, “Derivatives and Hedging Activity”
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The amortized cost, gross unrealized gains and losses and fair value of the Company’s investments at June 30, 2009 are as follows (dollars in thousands):

		Gross	Gross	Estimated Fair
	Amortized	Unrealized	Unrealized	Value (Net Carrying
	Cost	Gains	Losses	Amount)

Corporate debt securities- U.S.	$31,934	$2,045	$—	$33,979

Since the Company recognized an unrealized gain during the three and six months ended June 30, 2009, and it does not intend to sell the investments at a loss nor will it be required to sell the investments before recovery of its amortized cost basis by the time the Company’s rights to redeem the debt securities become effective in March 2012, the Company does not consider the investment in these securities to be other-than-temporarily impaired at June 30, 2009. As such, the Company did not recognize an other-than-temporary impairment on any of its debt securities during the three and six months ended June 30, 2009.
9. DERIVATIVES AND HEDGING ACTIVITY
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated Other Comprehensive Income/(Loss)” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months and six months ended June 30, 2009, the Company recorded a $1,000 (loss) on hedge ineffectiveness in earnings attributable to reset date and index mismatches between the derivative and the hedged item.
Amounts reported in “Accumulated Other Comprehensive Income/(Loss)” related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $8.1 million will be reclassified as an increase to interest expense.
As of June 30, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

	Number of
Interest Rate Derivative	Instruments	Notional
Interest rate swaps	11	$593,531

Interest rate caps	2	$113,909
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of SFAS 133. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in gains of $720,000 and $665,000 for the three and six months ended June 30, 2009. As of June 30, 2009, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollar amounts in thousands):

	Number of
Product	Instruments	Notional
Interest rate caps	5	$270,166

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2009.
Tabular Disclosure of Fair Values of Derivative Instruments (amounts in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133

Interest Rate Products	Other Assets	$2,344	Other Liabilities	$8,027

Total derivatives designated as hedging instruments under SFAS 133		$2,344		$8,027

Derivatives not designated as hedging instruments under SFAS 133

Interest Rate Products	Other Assets	$1,017	Other Liabilities	$—

Total derivatives not designated as hedging instruments under SFAS 133		$1,017		$—

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the three and six months ended June 30, 2009 (dollar amounts in thousands).

				Location of Loss	Amount of Gain or
		Location of Loss	Amount of Gain or	Recognized in Income on	(Loss) Recognized in
	Amount of Gain or (Loss)	Reclassified from	(Loss) Reclassified from	Derivative (Ineffective	Income on Derivative
Derivatives in SFAS 133	Recognized in OCI on	Accumulated OCI into	Accumulated OCI into	Portion and Amount	(Ineffective Portion and
Cash Flow Hedging	Derivative (Effective	Income (Effective	Income (Effective	Excluded from	Amount Excluded from
Relationships	Portion)	Portion)	Portion)	Effectiveness Testing)	Effectiveness Testing)

For the three months ended June 30, 2009:

Interest Rate Products	$2,018	Interest expense	$(3,138)	Other expense	$(1)

Total	$2,018		$(3,138)		$(1)

For the six months ended June 30, 2009:

Interest Rate Products	$(475)	Interest expense	$(5,784)	Other expense	$(1)

Total	$(475)		$(5,784)		$(1)

		Amount of
		Gain
Derivatives Not Designated as	Location of Gain or (Loss)	Recognized in
Hedging Instruments Under	Recognized in Income on	Income on
SFAS 133	Derivative	Derivative

For the three months ended June 30, 2009:
Interest Rate Products	Other income / (expense)	$720

Total		$720

For the six months ended June 30, 2009:
Interest Rate Products	Other income / (expense)	$665

Total		$665

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
As of June 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7.9 million. As of June 30, 2009, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2009, it would have been required to settle its obligations under the agreements at their termination value of $7.9 million.
10. OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive loss was $5.1 million and $11.9 million at June 30, 2009 and December 31, 2008, respectively. It consists of accumulated unrealized gains from the mark-to-market of marketable securities classified as available-for-sale and unrealized gains or losses from derivative financial instruments. The Company allocates a pro-rata share of gains or losses to non-controlling interests.
11. STOCK BASED COMPENSATION
UDR accounts for stock based compensation in accordance with SFAS 123R, “Share Based Payment”, which the Company adopted on January 1, 2006, utilizing the modified prospective method. During the six months ended June 30, 2009 and 2008, we recognized $4.2 million and $3.5 million, respectively as stock based compensation expense, which is inclusive of awards granted to our outside directors.

12. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
UDR is committed to completing our unfunded real estate projects under development and our development joint ventures. At June 30, 2009 our commitments are as follows (dollars in thousands):

	Number of	Costs Incurred	Expected Costs	Ownership
	Properties	to Date	to Complete	Stake

Wholly owned — under development	6	$249,458	$110,042	100%
Unconsolidated joint venture (a)	1	54,467	4,823	49%

		$303,925	$114,865

(a)	Costs incurred to date and expected costs to complete are based on UDR’s ownership percentage of the joint venture.
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
Based on the results through June 30, 2009, no Series E OPPSs would have been issued had the Program terminated on that date. However, since the ultimate determination of Series E OPPSs to be issued will not occur until December 31, 2009, and the number of Series E OPPSs is determinable only upon future events, the financial statements do not reflect any impact for these events. Accordingly, the contingently issuable Series E OPPSs will only be included in basic earnings per share after the measurement period has ended and the applicable hurdle has been met. Furthermore, the Series E OPPSs will only be included in common stock and common stock equivalents in the calculation of diluted earnings per share after the hurdle has been met at the end of the reporting period (if any), assuming the measurement period ended at the end of the reporting period.
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
13. REPORTABLE SEGMENTS
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

UDR’s two reportable segments are same communities and non-mature/other communities:
•	Same communities represent those communities acquired, developed, and stabilized prior to April 1, 2008, and held as of June 30, 2009. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
•	Non-mature/other communities represent those communities that were acquired or developed in 2007 and 2008, sold properties, redevelopment properties, properties classified as real estate held for disposition, condominium conversion properties, joint venture properties, properties managed by third parties and the non-apartment components of mixed use properties.
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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three and six months ended June 30, 2009 and 2008.
Certain reclassifications have been made to prior year amounts to conform to current year presentation. These reclassifications primarily represent presentation changes related to discontinued operations as described in Note 3, “Discontinued Operations.” The accounting policies applicable to the operating segments described above are the same as those described in Note 1, “Summary of Significant Accounting Policies,” of the consolidated financial statements included in UDR’s Form 8-K filed with the SEC on May 22, 2009. The following table details rental income and NOI for UDR’s reportable segments for the three and six months ended June 30, 2009 and 2008, and reconciles NOI to net income per the Consolidated Statement of Operations (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Reportable apartment home segment rental income
Same Communities
Western Region	$53,719	$54,490	$107,584	$107,789
Mid-Atlantic Region	26,941	26,496	53,642	52,830
Southeastern Region	27,789	28,399	55,802	56,956
Southwestern Region	3,780	3,905	7,594	7,741
Non-Mature communities/Other	39,614	27,251	77,836	80,796

Total segment and consolidated rental income	$151,843	$140,541	$302,458	$306,112

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Reportable apartment home segment NOI
Same Communities
Western Region	$38,191	$38,374	$76,653	$75,557
Mid-Atlantic Region	18,787	18,411	37,041	36,315
Southeastern Region	17,168	18,044	34,674	35,907
Southwestern Region	2,503	2,584	5,064	5,047
Non-Mature communities/Other	24,736	16,500	47,006	49,401

Total segment and consolidated NOI	101,385	93,913	200,438	202,227

Reconciling items:
Non-property income	$3,958	$6,690	$8,982	$11,317
Property management	(4,176)	(3,865)	(8,318)	(8,418)
Other operating expenses	(1,769)	(1,032)	(3,265)	(2,036)
Depreciation and amortization	(69,067)	(62,507)	(138,052)	(114,942)
Interest, net	(33,693)	(38,389)	(64,385)	(78,405)
General and administrative	(9,145)	(9,931)	(19,000)	(19,700)
Other depreciation and amortization	(1,478)	(944)	(2,872)	(1,873)
Loss from unconsolidated entities	(728)	(1,015)	(1,445)	(1,389)
Tax (expense)/benefit for the TRS	—	3,649	(51)	4,914
Non-controlling interests	602	(312)	1,396	(49,048)
Net gain on the sale of land and depreciable property	2,053	13,066	1,885	780,395

Net (loss)/income attributable to UDR, Inc.	$(12,058)	$(677)	$(24,687)	$723,042

The following table details the assets of UDR’s reportable segments as of June 30, 2009 and as of December 31, 2008 (dollars in thousands):

	June 30,	December 31,
Reportable apartment home segment assets:	2009	2008
Same communities:
Western Region	$2,008,051	$1,994,607
Mid-Atlantic Region	724,953	718,124
Southeastern Region	840,229	834,496
Southwestern Region	131,852	131,250
Non-mature communities/Other	2,264,442	2,153,276

Total segment assets	5,969,527	5,831,753
Accumulated depreciation	(1,215,570)	(1,078,689)

Total segment assets — net book value	4,753,957	4,753,064

Reconciling items:
Cash and cash equivalents	4,983	12,740
Marketable securities	33,979	—
Restricted cash	8,795	7,726
Deferred financing costs, net	26,561	29,168
Notes receivable	7,300	207,450
Investment in unconsolidated joint ventures	63,475	47,048
Other assets	71,848	85,842
Other assets — real estate held for disposition	—	767

Total consolidated assets	$4,970,898	$5,143,805

Capital expenditures excluding redevelopment for the three months ended June 30, 2009 and 2008 related to our same communities totaled $12.3 million and $17.7 million, respectively and $23.8 million and $31.4 million for the six months ended June 30, 2009 and 2008, respectively. Capital expenditures related to our non-mature/other communities for the three months ended June 30, 2009 and 2008 totaled $1.1 million and $711,000, respectively and $5.0 million and $7.3 million for the six months ended June 30, 2009 and 2008, respectively.
Markets included in the above geographic segments are as follows:
i.	Western — Orange County, San Francisco, Monterey Peninsula, Los Angeles, San Diego, Seattle, Inland Empire, Sacramento and Portland.

ii.	Mid-Atlantic — Metropolitan DC, Richmond, Baltimore, Norfolk, and Other Mid-Atlantic.

iii.	Southeastern — Tampa, Orlando, Nashville, Jacksonville, and Other Florida.

iv.	Southwestern — Phoenix and Dallas
14. Subsequent Event
On August 4, 2009, the Company announced a tender offer relating to its 8.50% Debentures due September 15, 2024 (the “Notes”) and a solicitation of consents (the “Consents”) from the holders of the Notes to amend the related indenture. The tender offer expires on August 31, 2009 (the “Expiration Time”), unless extended or earlier terminated and the consent solicitation expires on August 17, 2009 (“Early Tender Deadline”), unless extended or earlier terminated.
Holders who tender their Notes and deliver their Consents by the Early Tender Deadline shall receive $1,010 per $1,000 principal amount of their Notes, (which includes an early tender payment of $30), plus accrued and unpaid interest thereon, to be paid promptly after the Early Tender Deadline. Holders who tender their Notes and deliver their Consents after the Early Tender Deadline but by the Expiration Time shall receive $980 per $1,000 principal amount of the Notes to be paid promptly after the Expiration Time.

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

At June 30, 2009, our portfolio included 162 communities with 44,701 apartment homes nationwide. The following table summarizes our market information by major geographic markets:

					Three Months Ended		Six Months Ended
	As of June 30, 2009				June 30, 2009		June 30, 2009 (a)
			Percentage	Total
	Number of	Number of	of Total	Carrying	Average	Total Income	Average	Total Income
	Apartment	Apartment	Carrying	Value	Physical	per Occupied	Physical	per Occupied
Same Communities	Communities	Homes	Value	(in thousands)	Occupancy	Home (b)	Occupancy	Home (b)

Western Region
Orange Co, CA	13	4,067	11.9%	$710,536	95.5%	$1,533	94.9%	$1,550
San Francisco, CA	7	1,548	4.6%	276,970	95.9%	1,847	95.5%	1,873
Los Angeles, CA	6	1,222	4.4%	263,090	95.7%	1,624	94.9%	1,505
San Diego, CA	5	1,123	2.9%	172,751	95.8%	1,386	95.2%	1,396
Seattle, WA	7	1,270	2.5%	150,393	96.2%	1,189	96.0%	1,191
Monterey Peninsula, CA	7	1,565	2.5%	150,348	95.2%	1,100	94.1%	1,091
Inland Empire, CA	3	1,074	2.5%	149,334	95.5%	1,247	94.5%	1,264
Portland, OR	3	716	1.1%	67,504	95.7%	993	95.8%	994
Sacramento, CA	2	914	1.1%	67,125	93.2%	904	92.5%	912

Mid-Atlantic Region
Metropolitan DC	7	2,050	4.3%	257,943	97.4%	1,431	96.8%	1,430
Richmond, VA	6	1,958	2.6%	155,180	95.8%	1,013	95.7%	1,011
Baltimore, MD	8	1,556	2.6%	153,722	96.8%	1,179	96.8%	1,177
Norfolk VA	6	1,438	1.4%	82,202	96.0%	967	95.7%	963
Other Mid-Atlantic	5	1,132	1.3%	75,905	96.8%	1,016	96.3%	1,019

Southeastern Region
Tampa, FL	10	3,278	4.2%	248,878	95.1%	931	94.8%	933
Orlando, FL	9	2,500	3.1%	186,398	95.3%	920	94.8%	930
Jacksonville, FL	5	1,857	2.6%	153,780	95.1%	833	94.3%	842
Nashville, TN	7	1,874	2.4%	140,686	95.6%	873	95.7%	876
Other Florida	4	1,184	1.9%	110,487	94.8%	1,011	94.4%	1,020

Southwestern Region
Phoenix, AZ	3	914	1.2%	70,225	95.4%	894	94.6%	910
Dallas, TX	1	305	1.0%	61,628	96.7%	1,628	96.6%	1,626

Total/Average Same Communities	124	33,545	62.1%	3,705,085	95.7%	$1,165	95.2%	$1,167

Non Matures, Commercial Properties & Other	36	10,865	33.8%	2,014,984

Total Real Estate Held for Investment	160	44,410	95.9%	5,720,069

Real Estate Under Development (c)	2	291	4.1%	249,458

Total	162	44,701	100.0%	$5,969,527

(a)	The same community population for the six months ended June 30, 2009 includes 33,166 homes.

(b)	Total Income per Occupied Home represents total revenues per weighted average number of apartment homes occupied.

(c)	The Company is currently developing six wholly-owned communities with a total of 2,207 apartment homes of which 1,916 have not yet been completed.
Liquidity and Capital Resources
Liquidity is the ability to meet present and future financial obligations either through operating cash flows, the sale or maturity of existing assets, or by the acquisition of additional funds through capital management. Both the coordination of asset and liability maturities and effective capital management are important to the maintenance of liquidity. Our primary source of liquidity is our cash flow from operations as determined by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment homes and borrowings under credit agreements. We routinely use our unsecured credit facility to temporarily fund certain investing and financing activities prior to arranging for longer-term financing or the issuance of equity or debt securities. During the past several years, proceeds from the sale of real estate have been used for both investing and financing activities as we repositioned our portfolio.
We expect to meet our short-term liquidity requirements generally through net cash provided by operations and borrowings under credit agreements. We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, the repayment of financing on development activities, and potential property acquisitions, through secured and unsecured borrowings, the disposition of properties, and the issuance of debt or equity securities. We believe that our net cash provided by operations and borrowings under credit agreements will continue to be adequate to meet both operating requirements and the payment of dividends by the Company in accordance with REIT requirements. Likewise, the budgeted expenditures for improvements and renovations of certain properties are expected to be funded from property operations and borrowings under credit agreements.

We have a shelf registration statement filed with the SEC which provides for the issuance of an indeterminate amount of common stock, preferred stock, guarantees of debt securities, warrants, subscription rights, purchase contracts and units to facilitate future financing activities in the public capital markets. Access to capital markets is dependent on market conditions at the time of issuance.
Future Capital Needs
Future development expenditures are expected to be funded with proceeds from construction loans, through joint ventures, unsecured or secured credit facilities, proceeds from the issuance of equity or debt securities, the sale of properties and to a lesser extent, with cash flows provided by operating activities. Acquisition activity in strategic markets is expected to be largely financed by the reinvestment of proceeds from the sale of properties, through the issuance of equity and debt securities, the issuance of operating partnership units, and the assumption or placement of secured and/or unsecured debt.
During the remainder of 2009, we have approximately $123.3 million of secured debt maturing and we anticipate repaying that debt with proceeds from borrowings under our secured or unsecured credit facilities, and by exercising extension rights, as applicable, with respect to such debt.
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
Our other critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes in our critical accounting policies from those reported in our Form 8-K filed with the SEC on May 22, 2009. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.

Statements of Cash Flows
The following discussion explains the changes in net cash provided by operating and investing activities and net cash used in financing activities that are presented in our Consolidated Statements of Cash Flows.
Operating Activities
For the six months ended June 30, 2009, our cash flow provided by operating activities was $124.0 million compared to $82.8 million for the comparable period in 2008. The increase in cash flow from operating activities is primarily due to changes in our receivables and accrued liabilities.
Investing Activities
For the six months ended June 30, 2009, net cash provided by investing activities was $10.1 million as compared to $500.3 million for the comparable period in 2008. Changes in the level of investing activities from period to period reflects our strategy as it relates to our disposition, acquisition, capital expenditures, and development programs, as well as the impact of the capital market environment on these activities, all of which are discussed in further detail below.
Acquisitions
During the six months ended June 30, 2009, we did not acquire any real estate. Our long-term strategic plan is to achieve greater operating efficiencies by investing in fewer, more concentrated markets. As a result, we have been expanding our interests in the Southern California, Northern California, Florida, Metropolitan Washington DC and the Washington State markets over the past several years. Prospectively, any additional acquisitions will be channeled into those markets that we believe will provide the best investment returns. Markets will be targeted based upon defined criteria including high barriers to entry, favorable job formation and low single-family home affordability.
Capital Expenditures
In conformity with GAAP, we capitalize those expenditures related to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.
During the six months ended June 30, 2009, $40.2 million or approximately $924 per home was spent on capital expenditures for all of our communities, excluding development, condominium conversions and commercial properties. These capital improvements included turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as roofs, siding, parking lots, and asset preservation capital expenditures, which aggregated $14.4 million or $332 per home. In addition, revenue enhancing capital expenditures, kitchen and bath upgrades, and other extensive exterior/interior upgrades totaled $13.4 million or $309 per home, and major renovations totaled $12.3 million or $283 per home for the six months ended June 30, 2009.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, condominium conversions and commercial properties, for the periods presented:

	Six Months Ended June 30,			Six Months Ended June 30,
	(dollars in thousands)			(per home)
	2009	2008	% Change	2009	2008	% Change
Turnover capital expenditures	$4,510	$4,548	-0.8%	$104	$109	-4.6%
Asset preservation expenditures	9,924	8,886	11.7%	228	214	6.5%

Total recurring capital expenditures	14,434	13,434	7.4%	332	323	2.8%

Revenue enhancing improvements	13,406	23,482	-42.9%	309	565	-45.3%
Major renovations	12,310	32,692	-62.3%	283	787	-64.0%

Total capital expenditures	$40,150	$69,608	-42.3%	$924	$1,675	-44.8%

Repair and maintenance expense	$14,622	16,700	-12.4%	$337	$402	-16.2%

Average stabilized home count	43,452	41,549
Total capital expenditures for our communities decreased $29.5 million for the six months ended June 30, 2009, compared to the comparable period in 2008. This decrease was primarily attributable to the Company’s ongoing repositioning of our real estate portfolio evidenced by our disposition of 85 communities during the six months ended June 30, 2008. Recurring capital expenditures during 2009 are currently expected to be approximately $675 per home.
Development
At June 30, 2009, our development pipeline for wholly-owned communities totaled 2,207 homes with a budget of $359.5 million in which we have a carrying value of $249.5 million. We expect to have the first of these communities complete development during the third quarter of 2009. In addition, we own several parcels of land held for future development with a gross book value of $145.0 million in which the Company is seeking entitlements and preparing for development, although we do not anticipate commencing any new developments during 2009.
For the six months ended June 30, 2009, we invested approximately $97.8 million in development projects, an increase of $39.2 million from our 2008 level of $58.6 million. We funded these costs with $40.0 million in draws on our construction facilities. At June 30, 2009, the Company has drawn $204.3 million and has $114.6 million of remaining capacity on our construction facilities. We completed development on one wholly-owned community with 200 apartment homes at a total cost of $16.4 million during the six months ended June 30, 2009.
Unconsolidated Development Joint Ventures
UDR is a partner with an unaffilitated third party in a joint venture which is developing a 274 home apartment community in the central business district of Bellevue, Washington. Construction began in the fourth quarter of 2006 and is scheduled for completion in the third quarter of 2009. At closing and at June 30, 2009, we owned 49% of the joint venture. Our initial investment was $10.0 million. During the three months ended June 30, 2009, the Company made additional capital contributions of $16.1 million to the joint venture to fund development costs. Our investment at June 30, 2009 and December 31, 2008 was $28.4 million and $9.9 million, respectively.
UDR is a partner with an unaffiliated third party in a joint venture which owns a site in Bellevue, Washington. At closing and at June 30, 2009, we owned 49% of the joint venture. Our initial investment was $5.7 million. Our investment at June 30, 2009 and December 31, 2008 was $10.0 million and $10.2 million, respectively. The Company initially planned to develop a 430 home high rise apartment building with ground floor retail on an existing operating retail center. However, during the six months ended June 30, 2009, the Company decided to operate the retail property as opposed to developing the site.

Disposition of Investments
During the six months ended June 30, 2009 UDR did not dispose of any communities. We plan to continue to pursue our strategy of exiting markets where long-term growth prospects are limited and redeploying capital into markets we believe will provide the best investment returns.
During the six months ended June 30, 2009, UDR received full payment of a $200.0 million note issued in conjunction with the sale of 85 communities during the six months ended June 30, 2008.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2009, was $141.8 million versus $584.8 million for the comparable period in 2008.
The following is a summary of our significant financing activities for the six months ended June 30, 2009:
•	Repaid $22.8 million of secured debt and $380.8 million of unsecured debt (represents the notional amount of debt repaid and excludes the gain on extinguishment). The $380.8 million of unsecured debt includes $141.9 million for maturing medium-term notes and $238.9 million for the repurchase of unsecured debt.
•	Repurchased unsecured debt with a notional amount of $238.9 million for $222.3 million resulting in a gain on extinguishment of $9.8 million, net of deferred finance charges. The unsecured debt repurchased by the Company matured in 2009, 2011, 2013, 2024 and 2035. As a result of these repurchases, the gain is represented as a reduction to interest expense on the Consolidated Statement of Operations.
•	We repurchased 100,000 shares of UDR common stock at an average price per share of $7.98 under our share repurchase programs.
•	Borrowed an additional $289.6 million of secured debt, which consisted of $186.4 million on our Fannie Mae credit facility, $63.2 million additional secured variable rate debt and $40.0 million additional construction loans.
Credit Facilities
As of June 30, 2009, we have secured revolving credit facilities with Fannie Mae with an aggregate commitment of $1.1 billion with $1.0 billion outstanding. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at our option. We have $755.4 million of the funded balance fixed at a weighted average interest rate of 5.4% and the remaining funded balance on these facilities is currently at a weighted average variable rate of 1.8%.
We have a $600 million unsecured revolving credit facility that matures on July 26, 2012. Under certain circumstances, we may increase the $600 million credit facility to $750 million. Based on our current credit rating, the $600 million credit facility carries an interest rate equal to LIBOR plus a spread of 47.5 basis points. Under a competitive bid feature and for so long as we maintain an investment grade rating, we have the right under the $600 million credit facility to bid out 50% of the commitment amount and we can bid out 100% of the commitment amount once per quarter. As of June 30, 2009, we had $61.1 million of borrowings outstanding under the credit facility leaving $538.9 million of unused capacity.
The Fannie Mae credit facilities and the unsecured revolving credit facility are subject to customary financial covenants and limitations.

Derivative Instruments
As part of UDR’s overall interest rate risk management strategy, we use derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. UDR’s derivative transactions used for interest rate risk management includes interest rate swaps with indexes that relate to the pricing of specific financial instruments of UDR. We believe that we have appropriately controlled our interest rate risk through the use of derivative instruments so that there will not be any material unintended effect on consolidated earnings. Derivative contracts did not have a material impact on the results of operations during the three and six months ended June 30, 2009 (see Note 9 — Derivatives and Hedging Activity).
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

The following table outlines our FFO calculation and reconciliation to generally accepted accounting principles for the three and six months ended June 30, 2009 and 2008 (dollars and shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net (loss)/income attributable to UDR, Inc.	$(12,058)	$(677)	$(24,687)	$723,042

Distributions to preferred stockholders	(2,800)	(3,209)	(5,600)	(6,418)
Real estate depreciation and amortization, including discontinued operations	69,067	62,507	138,052	114,942
Non-controlling interest	(602)	312	(1,396)	49,048
Real estate depreciation and amortization on unconsolidated joint ventures	1,165	1,317	2,308	2,062
Net gains on the sale of depreciable property in discontinued operations, excluding RE3	(2,053)	(13,027)	(1,885)	(780,989)

Funds from operations (“FFO”) — basic	$52,719	$47,223	$106,792	$101,687

Distribution to preferred stockholders — Series E (Convertible)	931	931	1,862	1,862

Funds from operations — diluted	$53,650	$48,154	$108,654	$103,549

FFO per common share — basic	$0.34	$0.32	$0.69	$0.68

FFO per common share — diluted	$0.34	$0.32	$0.68	$0.67

Write-off of convertible debt premium due to adoption of APB 14-1	1,611	—	3,365	—
Amortization of convertible debt premium due to adoption of APB 14-1	1,053	1,670	2,349	3,340

Funds from operations as adjusted — diluted	$56,314	$49,824	$114,368	$106,889

FFO as adjusted per common share — diluted	$0.35	$0.33	$0.72	$0.70

Weighted average number of common shares and OP Units outstanding — basic	155,958	147,591	155,841	149,921
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	159,039	151,412	158,896	153,680
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

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Weighted average number of common shares and OP units outstanding basic	155,958	147,591	155,841	149,921
Weighted average number of OP units outstanding	(6,514)	(9,622)	(7,277)	(9,664)

Weighted average number of common shares outstanding - basic per the Consolidated Statements of Operations	149,444	137,969	148,564	140,257

Weighted average number of common shares, OP units, and common stock equivalents outstanding — diluted	159,039	151,412	158,896	153,680
Weighted average number of OP units outstanding	(6,514)	(9,622)	(7,277)	(9,664)
Weighted average incremental shares from assumed conversion of stock options	(45)	(615)	(19)	(592)
Weighted average incremental shares from unvested restricted stock	—	(170)	—	(131)
Weighted average number of Series E preferred shares outstanding	(3,036)	(3,036)	(3,036)	(3,036)

Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	149,444	137,969	148,564	140,257

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
A presentation of cash flow metrics based on generally accepted accounting principles is as follows for the six months ended June 30, (dollars in thousands):

	Six Months Ended
	June 30,
	2009	2008
Net cash provided by operating activities	$123,994	$82,750
Net cash provided by investing activities	$10,090	$500,273
Net cash used in financing activities	$(141,841)	$(584,830)
Results of Operations
Net (Loss)/Income Available to Common Stockholders
Net loss available to common stockholders was ($14.9) million (($0.10) per diluted share) for the three months ended June 30, 2009 versus ($3.9) million (($0.03) per diluted share) for the comparable period in the prior year. The increase for the three months ended June 30, 2009, when compared to the same period in 2008, resulted primarily from the following items, which are discussed in further detail elsewhere within this report:
•	a reduction in the Company’s disposition activities and the associated gains during the three months ended June 30, 2009 relative to the prior year. The Company recognized net gains of $2.1 million and $13.1 million during the three months ended June 30, 2009 and 2008, respectively. The Company does not believe it will have significant disposition activity during the remainder of 2009, and
•	an increase in depreciation expense primarily due to the Company’s acquisition of operating properties and the completion of redevelopment and development communities in 2008 and 2009.

These reductions were partially offset by:
•	a decrease in interest expense due to a reduction in corporate debt and the Company recording a larger gain on extinguishment of debt on the repurchase of a portion of our outstanding senior unsecured notes, which is presented as a reduction to interest expense, and
•	an increase in net operating income.
Net loss available to common stockholders was ($30.3) million (($0.20) per diluted share) for the six months ended June 30, 2009 as compared to net income of $716.6 million ($5.11 per diluted share) for the comparable period in the prior year. The decrease for the six months ended June 30, 2009, when compared to the same period in 2008, resulted primarily from the following items, all of which are discussed in further detail elsewhere within this report:
•	a significant decrease in gains recognized from the sale of depreciable property, and
•	an increase in real estate depreciation and amortization expense.
These are partially offset by the following:
•	a decrease in interest expense due to a reduction in corporate debt and the Company recording a larger gain on extinguishment of debt on the repurchase of a portion of our outstanding senior unsecured notes and convertible debt, which is presented as a reduction to interest expense, and

•	a decrease in income attributed to non-controlling interest.
Apartment Community Operations
The following table summarizes the operating performance of our total apartment portfolio for each of the periods presented (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008%	Change	2009	2008	%Change

Property rental income	$150,740	$140,608	7.2%	$300,488	$306,318	-1.9%
Property operating expense (a)	(50,140)	(47,451)	5.7%	(100,755)	(107,450)	-6.2%

Property net operating income	$100,600	$93,157	8.0%	$199,733	$198,868	0.4%

(a)	Excludes depreciation, amortization and property management expenses.

The following table is our reconciliation of property net operating income to net income as reflected on the Consolidated Statements of Operations for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Property net operating income	$100,600	$93,157	$199,733	$198,868
Other net operating income	785	756	705	3,359
Non-property income, net	3,958	6,690	8,982	11,317
Real estate depreciation and amortization	(69,067)	(62,507)	(138,052)	(114,942)
Interest, net	(33,693)	(38,389)	(64,385)	(78,405)
General and administrative and property management	(13,321)	(13,796)	(27,318)	(28,118)
Other expenses	(1,769)	(1,032)	(3,265)	(2,036)
Other depreciation and amortization	(1,478)	(944)	(2,872)	(1,873)
Loss from unconsolidated entities	(728)	(1,015)	(1,445)	(1,389)
Tax (expense)/benefit for the TRS	—	3,649	(51)	4,914
Net gain on sale of land and depreciable property	2,053	13,066	1,885	780,395
Non-controlling interests	602	(312)	1,396	(49,048)

Net (loss)/income per the Consolidated Statement of Operations	$(12,058)	$(677)	$(24,687)	$723,042

Same Communities
Our same communities (those communities acquired, developed, and stabilized prior to April 1, 2008, and held on June 30, 2009, which consisted of 33,545 apartment homes) provided 75.7% of our property net operating income for the three months ended June 30, 2009.
For the second quarter of 2009, same community properties’ net operating income decreased 1.0% or $764,000 compared to the same period in 2008. The decrease in property net operating income (NOI) was primarily attributable to a 0.9% or $1.1 million decrease in property rental income. This decrease in property rental income was primarily driven by a 1.9% decrease in total income per occupied home from $1,187 in 2008 to $1,165 in 2009 and a 76% or $313,000 increase in bad debt. This was partially offset by a 9.7% or $411,000 increase in reimbursement income. Physical occupancy increased from 94.8% to 95.7% during the same period.
Property operating expenses decreased by 0.8% or $297,000 during the second quarter of 2009 compared to the same period in 2008. The decrease in property operating expenses was primarily driven by an 8.7% or $225,000 decrease in administrative and marketing expense, a $115,000 or 2.2% decrease in utilities, and a $137,000 or 2.3% decrease in repairs and maintenance expense. These decreases were partially offset by a 10.9% or $198,000 increase in insurance expense.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) was 68.3% for both comparable periods.
Our same communities (those communities acquired, developed, and stabilized prior to January 1, 2008, and held on June 30, 2009, which consisted of 33,166 apartment homes) provided 75.7% of our property net operating income for the six months ended June 30, 2008.
The decrease in rental revenues was primarily due to a 0.8% decrease in total income per occupied home from $1,177 in 2008 to $1,167 in 2009, and an increase of 77.1% or $612,000 in bad debt expense. This decrease was partially offset by a 5.4%, or $867,000, increase in fee income and other reimbursements. Physical occupancy also increased slightly from 94.7% to 95.2%.
The increase in property NOI is primarily attributable to a $1.3 million, or 1.8%, decrease in expenses partially offset by a $602,000, or 0.3%, decrease in property rental income. The decrease in expense was primarily due to a 5.8% or $674,000 decrease in repairs and maintenance expense, a 2.9% or $518,000 decrease in personnel costs, and an 11.8% or $589,000 decrease in administrative and marketing expenses. These decreases were partially offset by a 1.9% or $403,000 increase in real estate taxes.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 68.4% versus 67.9% in the comparable period in the prior year.
Non-Mature Communities
The remaining 24% or $24.0 million and 24% or $48.5 million of our property NOI during the three and six months ended June 30, 2009, was generated from communities that we classify as “non-mature communities.” UDR’s non-mature communities consist primarily of sold properties, properties classified as real estate held for disposition, communities acquired or developed in 2008 and 2009, redevelopment properties, and condominium properties. The largest components of our non-mature portfolio for the three and six months ended June 30, 2009 are our acquired and redevelopment communities.
The acquired communities contributed NOI of $13.2 million and $25.8 million for the three and six months ended June 30, 2009, respectively. The redevelopment communities contributed NOI of $6.4 million and $12.6 million for the three and six months ended June 30, 2009.
Other Income
For the three and six months ended June 30, 2009, significant amounts reflected in other income include: interest income from a note for $200.0 million that the Company received related to the disposition of 86 properties during 2008, interest income and discount amortization from an interest in a convertible debt security, and fees earned for both recurring and non-recurring items related to the Company’s joint ventures. In May 2009, the $200.0 million note was paid in full.
Real Estate Depreciation and Amortization
For the three and six months ended June 30, 2009, real estate depreciation and amortization on both continuing and discontinued operations increased 10.5% or $6.6 million and 20.1% or $23.1 million, respectively versus the comparable period in 2008, primarily due to acquisitions during 2008 and capital expenditures. As part of the Company’s acquisition activity a portion of the purchase price is allocated to intangible assets and are typically amortized over a period of less than one year.
Interest Expense
For the three and six months ended June 30, 2009, interest expense on both continuing and discontinued operations decreased 12.2% or $4.7 million and 17.9% or $14.0 million, respectively, as compared to the comparable period in 2008. The decreases are primarily due to increased gains recognized on debt extinguishment upon the redemption of unsecured notes and convertible debt and the reduction of the weighted average interest rate from 5.0% in 2008 to 4.5% in 2009. The decrease in the weighted average interest rate in 2009 reflects short-term bank borrowings and variable rate debt that had lower interest rates in 2009 when compared to the same period in 2008.
General and Administrative
For the three months ended June 30, 2009, general and administrative expenses decreased $786,000 or 7.9% versus the comparable period in 2008. For the six months ended June 30, 2009, general and administrative expenses increased $700,000 or 3.6% versus the comparable period in 2008. The variances were due to a number of factors, none of which were significant.

Gains on the Sales of Depreciable Property
For the three months ended June 30, 2009, we recognized after-tax gains for financial reporting purposes of $2.1 million versus $13.1 million for the comparable period in 2008. For the six months ended June 30, 2009, we recognized after-tax gains for financial reporting purposes of $1.9 million versus $780.2 million for the comparable period in 2008. Changes in the level of gains recognized from period to period reflect the changing level of our divestiture activity from period to period, as well as the extent of gains related to specific properties sold.
Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the six months ended June 30, 2009.
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
See our Annual Report on Form 10-K for the year ended December 31, 2008 “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of June 30, 2009, our market risk has not changed materially from the amounts reported on our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. CONTROLS AND PROCEDURES
As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. In addition, our Chief Executive Officer and our Chief Financial Officer concluded that during the quarter ended June 30, 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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

We Are Subject to Certain Risks Associated with Selling Apartment Communities, Which Could Limit Our Operational and Financial Flexibility. We have periodically disposed of apartment communities that no longer meet our strategic objectives, but adverse market conditions may make it difficult to sell apartment communities like the ones we own, and purchasers may not be willing to pay prices acceptable to us. These conditions may limit our ability to dispose of properties and to change our portfolio promptly in order to meet our strategic objectives, which may in turn have a materially adverse effect on our financial condition and the market value of our securities. We are also subject to the following risks in connection with sales of our apartment communities:
•	a significant portion of the proceeds from our overall property sales may be held by intermediaries in order for some sales to qualify as like-kind exchanges under Section 1031 of the Internal Revenue Code, so that any related capital gain can be deferred for federal income tax purposes. As a result, we may not have immediate access to all of the cash flow generated from our property sales;
•	federal tax laws limit our ability to profit on the sale of communities that we have owned for less than two years, and this limitation may prevent us from selling communities when market conditions are favorable; further
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
Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of June 30, 2009, we had approximately $563.7 million of variable rate indebtedness outstanding, which constitutes approximately 17.5% of our total outstanding indebtedness as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of our common and preferred stock and debt securities.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
On May 13, 2009, the Company issued and sold a total of 30,727 shares of its Series F Preferred Stock, without par value, to an accredited investor holding limited partnership interests, or OP Units, in United Dominion Realty, L.P., which is one of the Company’s operating partnerships. The shares of Series F Preferred Stock were sold at a purchase price of $0.0001 per share, for an aggregate purchase price of $3.07. Information regarding the offering and sale of these shares of Series F Preferred Stock is set forth in our Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 13, 2009 (Commission File No. 1-10524).
Because the shares of Series F Preferred Stock were sold to an accredited investor in a transaction not involving a public offering, the transaction is exempt from registration under the Securities Act of 1933 in accordance with Section 4(2) of the Securities Act.
Repurchase of Equity Securities
In February 2006, our Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. As reflected in the table below, no shares of common stock were repurchased under these programs during the quarter ended June 30, 2009.

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as	that May Yet
	Total Number	Average	Part of Publicly	Be Purchased
	of Shares	Price	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs (1)
Beginning Balance	9,967,490	$22.00	9,967,490	15,032,510
April 1, 2009 through April 30, 2009	—	—	—	15,032,510
May 1, 2009 through May 31, 2009	—	—	—	15,032,510
June 1, 2009 through June 30, 2009	—	—	—	15,032,510

Balance as of June 30, 2009	9,967,490	$22.00	9,967,490	15,032,510

(1)	This number reflects the number of shares that were available for purchase under our 10 million share repurchase program in effect on December 31, 2007 and our 15 million share repurchase program announced on January 31, 2008.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 13, 2009, UDR held its Annual Meeting of Stockholders. At the meeting, our stockholders voted on the election of directors, a proposal to ratify the appointment of Ernst & Young LLP to serve as our independent auditors for the year ending December 31, 2009, and a proposal to amend and restate the 1999 Long-Term Incentive Plan.

The following persons were elected directors of UDR, to serve as such for the term indicated and until the respective successors are duly elected and qualified or until their resignation or removal, by the indicated vote.

Name	Votes For	Votes Withheld

Katherine A. Cattanach	133,811,214	2,230,988
Eric J. Foss	133,879,096	2,163,106
Robert P. Freeman	128,493,840	7,548,362
Jon A. Grove	132,626,189	3,416,013
James D. Klingbeil	132,190,390	3,851,812
Robert C. Larson	132,873,571	3,168,631
Thomas R. Oliver	133,835,832	2,206,370
Lynne B. Sagalyn	132,373,987	3,668,215
Mark J. Sandler	128,415,761	7,626,411
Thomas W. Toomey	134,226,279	1,815,923
Thomas C. Wajnert	129,916,967	6,125,235
The stockholders approved the proposal to ratify the appointment of Ernst & Young LLP to serve as independent auditors for the year ending December 31, 2009, by the indicated vote:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
129,727,132	6,008,575	306,495	—
The stockholders approved the proposal to amend and restate the 1999 Long-Term Incentive Plan, by the indicated vote:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
83,358,431	26,706,624	289,805	—
Item 5. OTHER INFORMATION
There is no other information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2009 that was not previously disclosed in a Form 8-K.
Item 6. EXHIBITS
The exhibits filed or furnished with this report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc. (registrant)
Date: August 6, 2009	/s/ David L. Messenger
David L. Messenger
Senior Vice President and Chief Financial Officer (duly authorized officer, principal financial officer and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1
Amended and Restated Bylaws (as amended through April 1, 2009) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on April 1, 2009, Commission File No. 1-10524).

10.1
UDR, Inc. 1999 Long-Term Incentive Plan (as amended and restated May 13, 2009) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 13, 2009, Commission File No. 1-10524).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.