Form 10-Q
period 2009-09-30
UDR, Inc.
filed 2009-11-03
CIK 74208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of October 30, 2009, was 152,821,378.

UDR, Inc.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UDR, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS

Real estate owned:
Real estate held for investment	$5,835,852	$5,644,930
Less: accumulated depreciation	(1,284,227)	(1,078,637)

	4,551,625	4,566,293
Real estate under development (net of accumulated depreciation of $482 and $52)	232,957	186,771

Total real estate owned, net of accumulated depreciation	4,784,582	4,753,064
Cash and cash equivalents	24,954	12,740
Marketable securities	37,020	—
Restricted cash	8,280	7,726
Deferred financing costs, net	26,002	29,168
Notes receivable	7,300	207,450
Investment in unconsolidated joint ventures	53,598	47,048
Other assets	68,521	85,842
Other assets — real estate held for disposition	—	767

Total assets	$5,010,257	$5,143,805

LIABILITIES AND STOCKHOLDERS’ EQUITY

Secured debt	$1,863,127	$1,462,471
Unsecured debt	1,411,919	1,798,662
Real estate taxes payable	32,500	14,035
Accrued interest payable	19,108	20,744
Security deposits and prepaid rent	30,771	28,829
Distributions payable	30,810	57,144
Deferred gains on the sale of depreciable property	28,831	28,845
Accounts payable, accrued expenses, and other liabilities	56,560	71,395
Other liabilities — real estate held for disposition	—	1,204

Total liabilities	3,473,626	3,483,329

Redeemable non-controlling interests in operating partnership	99,137	108,092

Stockholders’ equity
Preferred stock, no par value; 50,000,000 shares authorized
2,803,812 shares of 8.00% Series E Cumulative Convertible issued and outstanding (2,803,812 shares at December 31, 2008)	46,571	46,571
4,430,700 shares of 6.75% Series G Cumulative Redeemable issued and outstanding (4,430,700 shares at December 31, 2008)	110,768	110,768
Common stock, $0.01 par value; 250,000,000 shares authorized
152,846,734 shares issued and outstanding (148,781,115 shares at December 31, 2008)	1,528	1,488
Additional paid-in capital	1,906,300	1,850,871
Distributions in excess of net income	(628,445)	(448,737)
Accumulated other comprehensive loss, net	(2,714)	(11,927)

Total UDR, Inc. stockholders’ equity	1,434,008	1,549,034
Non-controlling interest	3,486	3,350

Total equity	1,437,494	1,552,384

Total liabilities and stockholders’ equity	$5,010,257	$5,143,805

See accompanying notes to consolidated financial statements.

UDR, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

REVENUES
Rental income	$150,311	$147,414	$452,769	$413,955
Non-property income:
Other income	1,627	9,969	10,609	21,286

Total Revenues	151,938	157,383	463,378	435,241

EXPENSES
Rental expenses:
Real estate taxes and insurance	18,908	19,101	57,771	47,775
Personnel	13,049	12,675	38,464	36,523
Utilities	8,207	8,113	23,924	22,017
Repair and maintenance	8,315	8,318	23,423	22,544
Administrative and marketing	3,636	3,635	10,553	10,784
Property management	4,134	4,054	12,452	11,384
Other operating expenses	1,172	1,153	4,437	3,183
Real estate depreciation and amortization	69,695	65,551	207,747	180,493
Interest
Expense incurred	33,909	39,860	105,794	118,381
Net gain on debt extinguishment	—	(2,523)	(9,849)	(8,595)
Amortization of convertible debt premium	967	1,670	3,316	5,010
Expenses related to tender offer	3,764	—	3,764	—
General and administrative	8,924	9,835	27,797	29,535
Hurricane related expenses	—	833	127	833
Other depreciation and amortization	858	1,140	3,730	3,013

Total Expenses	175,538	173,415	513,450	482,880

Loss from operations	(23,600)	(16,032)	(50,072)	(47,639)
Loss from unconsolidated entities	(16,742)	(1,897)	(18,187)	(3,286)
Tax (expense)/benefit for taxable REIT subsidiary	(14)	829	(65)	5,743

Loss from continuing operations	(40,356)	(17,100)	(68,324)	(45,182)
Income from discontinued operations	601	6,736	2,486	806,908

Consolidated net (loss)/income	(39,755)	(10,364)	(65,838)	761,726
Net loss/(income) attributable to non-controlling interests	1,779	450	3,175	(48,598)

Net (loss)/income attributable to UDR, Inc.	(37,976)	(9,914)	(62,663)	713,128
Distributions to preferred stockholders — Series E (Convertible)	(931)	(931)	(2,793)	(2,793)
Distributions to preferred stockholders — Series G	(1,869)	(1,989)	(5,607)	(6,545)
Discount on preferred stock repurchases, net	—	3,056	—	3,056

Net (loss)/income attributable to common stockholders	$(40,776)	$(9,778)	$(71,063)	$706,846

Earnings per weighted average common share — basic and diluted:
Loss from continuing operations available to common stockholders	$(0.27)	$(0.12)	$(0.50)	$(0.71)
Income from discontinued operations	$—	$0.05	$0.02	$5.79
Net (loss)/income attributable to common stockholders	$(0.27)	$(0.07)	$(0.48)	$5.08

Common distributions declared per share	$0.180	$0.305	$0.665	$0.915

Weighted average number of common shares outstanding — basic	150,000	137,329	149,048	139,266
Weighted average number of common shares outstanding — diluted	150,000	137,329	149,048	139,266
See accompanying notes to consolidated financial statements.

UDR, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share data)
(Unaudited)

Nine Months Ended September 30,	2009	2008

Operating Activities
Consolidated net (loss)/income	$(65,838)	$761,726
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	211,477	183,506
Net gains on the sale of depreciable property	(2,486)	(786,917)
Net gains on the sale of land	—	(183)
Gains on debt extinguishment	(9,849)	(8,595)
Write off of bad debt	2,635	954
Write off of note receivable and other assets	1,089	—
Loss from unconsolidated entities	18,187	3,286
Amortization of deferred financing costs and other	5,499	6,774
Amortization of deferred compensation	5,862	5,346
Amortization of convertible debt premium	3,316	5,010
Prepayments/(refunds) on income taxes	1,846	(4,047)
Changes in operating assets and liabilities:
Decrease in operating assets	7,489	(8,249)
Decrease in operating liabilities	10,423	(19,921)

Net cash provided by operating activities	189,650	138,690

Investing Activities
Proceeds from sales of real estate investments, net	—	1,485,100
Proceeds from note receivable	200,000	44,774
Disbursements related to notes receivable	—	(39,569)
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	(28,528)	(909,764)
Development of real estate assets	(142,195)	(101,952)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(63,881)	(101,128)
Capital expenditures — non-real estate assets	(6,290)	(21,347)
Investment in unconsolidated joint venture	(23,871)	(1,881)
Purchase deposits on pending real estate acquisitions	—	(928)
Purchase of marketable securities	(30,942)	—
Change in funds held in escrow from IRC Section 1031 exchanges	—	56,217

Net cash (used in)/provided by investing activities	(95,707)	409,522

Financing Activities
Payments on secured debt	(34,205)	(75,473)
Proceeds from the issuance of secured debt	434,860	156,885
Proceeds from the issuance of unsecured debt	—	240,000
Payments on unsecured debt	(401,958)	(367,031)
Net proceeds/(repayment) of revolving bank debt	25,000	(193,400)
Payment of financing costs	(5,267)	(2,957)
Proceeds from the issuance of common stock through public offering, net	32,953	—
Issuance of common and restricted stock, net	(969)	2,491
Proceeds from the redemption of Series G preferred stock, net	—	(20,347)
Repayment of the investment of performance based programs	—	(766)
Distributions paid to non-controlling interests	(5,925)	(8,923)
Distributions paid to preferred stockholders	(8,400)	(9,629)
Distributions paid to common stockholders	(117,020)	(128,887)
Repurchase of common stock	(798)	(140,533)

Net cash used in financing activities	(81,729)	(548,570)

Net increase/(decrease) in cash and cash equivalents	12,214	(358)
Cash and cash equivalents, beginning of period	12,740	3,219

Cash and cash equivalents, end of period	$24,954	$2,861

Supplemental Information:
Interest paid during the period	$122,577	$93,627
Non-cash transactions:
Conversion of operating partnership non-controlling interests to common stock (1,839,216 shares in 2009 and 150,061 shares in 2008)	17,423	1,380
Issuance of restricted stock awards	1	4
Issuance of note receivable upon the disposition of real estate	—	200,000
Secured debt assumed with the acquisition of properties, net of fair value adjustment	—	95,728
See accompanying notes to consolidated financial statements.

UDR, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/LOSS
(In thousands, except share data)
(Unaudited)

							Accumulated
						Distributions in	Other
	Preferred Stock		Common Stock		Paid-in	Excess of	Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Net Income	Income/(Loss)	interest	Total
Balance at December 31, 2008	7,234,512	$157,339	148,781,115	$1,488	$1,850,871	$(448,737)	$(11,927)	$3,350	$1,552,384

Comprehensive Income
Net loss	—	—	—	—	—	(62,663)	—	136	(62,527)
Other comprehensive income
Change in fair value of marketable securities	—	—	—	—	—	—	4,520	—	4,520
Unrealized gain on derivative financial instruments	—	—	—	—	—	—	5,355	—	5,355
Allocation to redeemable non-controllable interests	—	—	—	—	—	—	(662)	—	(662)

Comprehensive income/loss						(62,663)	9,213	136	(53,314)

Issuance of common and restricted shares	—	—	57,003	—	4,953	—	—	—	4,953
Issuance of common shares through public offering, net of issuance costs	—	—	2,269,400	23	32,930				32,953
Purchase of common shares	—	—	(100,000)	(1)	(797)	—	—	—	(798)
Adjustment for conversion of non-controlling Series C and D LLC	—	—	—	—	938	—	—	—	938
Adjustment for conversion of non-controlling interests of unitholders in operating partnerships	—	—	1,839,216	18	17,405	—	—	—	17,423
Common stock distributions declared ($0.665 per share)	—	—	—	—	—	(99,075)	—	—	(99,075)
Preferred stock distributions declared-Series E ($0.9966 per share)	—	—	—	—	—	(2,793)	—	—	(2,793)
Preferred stock distributions declared-Series G ($1.2656 per share)	—	—	—	—	—	(5,607)	—	—	(5,607)
Adjustment to reflect redeemable non-controlling redemption value	—	—	—	—	—	(9,570)	—		(9,570)

Balance at September 30, 2009	7,234,512	$157,339	152,846,734	$1,528	$1,906,300	$(628,445)	$(2,714)	$3,486	$1,437,494

See accompanying notes to consolidated financial statements.

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(UNAUDITED)
1. CONSOLIDATION, BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Consolidation and Basis of Presentation
UDR, Inc., collectively with our consolidated subsidiaries (“we”, “our”, “us”, “the Company” or “UDR”) is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities nationwide. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership”), and Heritage Communities L.P. (the “Heritage OP”). As of September 30, 2009, there were 179,863,065 units in the Operating Partnership outstanding, of which 173,740,481 units or 97% were owned by UDR and 6,122,584 units or 3% were owned by limited partners. As of September 30, 2009, there were 6,264,461 units in the Heritage OP outstanding, of which 6,088,659 units or 97% were owned by UDR and 175,802 units or 3% were owned by limited partners. The consolidated financial statements of UDR include the non-controlling interests of the unitholders in the Operating Partnership and the Heritage OP.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of September 30, 2009, and results of operations for the three and nine months ended September 30, 2009 and 2008 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes appearing in UDR’s Form 8-K filed with the SEC on May 22, 2009.
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
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). Effective for our financial statements issued for interim and annual periods commencing with the quarterly period ended September 30, 2009, the FASB Accounting Standards Codification (“Codification” or “ASC”) is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all then-existing, non-SEC accounting and reporting standards. In the FASB’s view, the Codification does not change GAAP, and therefore the adoption of SFAS 168, now referred to as FASB ASC 105, Generally Accepted Accounting Principles, did not have an effect on our consolidated financial position, results of operations or cash flows. However, where we have referred to specific authoritative accounting literature, both the Codification and pre-Codification GAAP literature are disclosed.

FASB ASC 810, Consolidation (formerly SFAS 160, “Non-controlling Interests in Consolidated Financial Statements- an amendment of Accounting Research Bulletin 51 (“Consolidated Financial Statements”)” establishes accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the non-controlling interest with disclosure of both amounts on the consolidated statement of operations. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The Company adopted this standard, effective January 1, 2009. As a result, loss from continuing operations attributable to common stockholders per diluted share decreased by $0.00 and $0.37 for the three and nine months ended September 30, 2008, respectively and income from discontinued operations per diluted share increased by the same amounts. There was no impact to net (loss)/income attributable to common stockholders per diluted share due to the adoption of this standard. As part of our adoption of this standard, we have retroactively adopted the measurement provisions of FASB ASC 480, Distinguishing Liabilities from Equity (formerly EITF Topic D-98, “Classification and Measurement of Redeemable Securities”). Upon adoption, we adjusted the carrying amount of the operating partnership units by recognizing an $86.8 million increase to “Redeemable non-controlling interest in operating partnership” on the balance sheet and a corresponding decrease in “Distributions in Excess of Net Income,” which was accounted for as a cumulative effect adjustment as of January 1, 2006.
FASB ASC 470-20, Debt with Conversion and Other Options (formerly FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion”) (“Subtopic 470-20”) requires entities that issued certain convertible debt instruments that may be settled or partially settled in cash on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the entity’s nonconvertible debt borrowing rate. This standard requires that an entity determine the estimated fair value of a similar debt instrument as of the date of the issuance without the conversion feature but inclusive of any other embedded features such as puts and calls and assign that value to the debt component of the instrument, which would result in a discount being recorded. The debt is subsequently accreted to its par value over its expected life using the market rate at the date of issuance. The residual value between the initial proceeds and the value allocated to the debt would be reflected in equity as additional paid in capital. The Company adopted this standard, effective for fiscal years beginning after December 15, 2008 and retrospectively applied it to both new and existing convertible instruments. Accordingly, the Company recognized a decrease in “Distributions in Excess of Net Income” of $117,000 on January 1, 2006 for the cumulative change in interest expense. We also recorded a $32.6 million increase to “Additional Paid in Capital” for the allocation of the equity component. The Company recognized an additional $967,000 ($0.01 per diluted share) and $6.7 million ($0.04 per diluted share) and $1.7 million ($0.01 per diluted share) and $5.0 million ($0.03 per diluted share) of interest expense in the three and nine months ended September 30, 2009 and 2008, respectively. This impact includes both regular amortization of convertible debt premium and the effect of write offs due to convertible debt repurchases.
FASB ASC 260, Earnings per Share (formerly FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”) was effective January 1, 2009 and has been applied retrospectively. This standard clarifies that unvested share-based payment awards that participate in dividends similar to shares of common stock or operating partnership units should be treated as participating securities. It also affects the computation of basic and diluted earnings per share for unvested restricted stock awards which entitle the holders to dividends. The standard did not affect earnings per share amounts for the three and nine months ended September 30, 2009 because we reported a net loss for the period and accordingly had no undistributed earnings. This standard had an immaterial affect on the earnings per share amount for the three and nine months ended September 30, 2008. We do not expect it to have a material effect on future earnings per share amounts.

FASB ASC 820, Fair Value Measurements and Disclosures (formerly SFAS 157, “Fair Value Instruments” and FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”) (“Topic 820”) defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurement. Topic 820 applies to other accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. The adoption of Topic 820 for financial assets and liabilities, as of January 1, 2008, did not have a material impact on our financial position or operations. Topic 820 delayed the effective date of Topic 820’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Fair value measurements identified in Topic 820 is effective for our fiscal year beginning January 1, 2009 and did not have any impact on our consolidated financial position, results of operations or cash flows.
FASB ASC 825, Financial Instruments (formerly SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”) became effective for our fiscal year beginning January 1, 2008. This standard allows an entity to elect to measure certain financial instruments at fair value. If this irrevocable election is made, an entity may apply this guidance on an instrument by instrument basis with a few exceptions and report any change in the fair value of the instrument in earnings. The Company has not adopted the fair value measurement option for any of its financial instruments.
FASB ASC 805, Business Combinations (formerly SFAS 141R, “Business Combinations”) became effective for fiscal years beginning after December 15, 2008. This standard establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination, recognizing assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of this guidance could materially impact our future consolidated financial position and results of operations depending on the Company’s acquisition activity as certain acquisition costs that have historically been capitalized as part of the basis of the real estate and amortized over the real estate’s useful life will now be expensed as incurred. This guidance did not have a material impact on our financial statements during the nine months ended September 30, 2009.
FASB ASC 815, Derivatives (formerly SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”) (“Topic 815”), effective for our fiscal year beginning January 1, 2009, presents disclosure requirements to enhance the financial statement user’s understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Topic 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The standard did not have any impact on our consolidated financial position, results of operations or cash flows. However, it requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. See Note 9, Derivative and Hedging Activity, for these additional disclosures.
In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which (1) addresses the effects of eliminating the qualifying special-purpose entity concept from ASC 860, Transfers and Servicing (formerly SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”), and (2) responds to concerns about the application of certain key provisions of ASC 810, Consolidation (formerly FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”), including concerns over the transparency of enterprises’ involvement with variable interest entities (“VIEs”). SFAS 167 is effective beginning on January 1, 2010. The Company is currently assessing the impact of SFAS 167.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”), which provides amendments to Topic 820. ASU 2009-05 provides additional guidance clarifying the measurement of liabilities at fair value. ASU 2009-05 is effective in the fourth quarter 2009 for a calendar year entity. The Company is currently evaluating the impact of ASU 2009-05 on its financial position, results of operations, cash flows and disclosures.
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
Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and timing of expense recognition for certain accrued liabilities. As of September 30, 2009, UDR has recorded a current tax liability of $16.1 million and a deferred tax asset of approximately $21.4 million and recorded income tax expense of $14,000 and $65,000 for the three and nine months ended September 30, 2009, respectively.
UDR adopted FASB ASC 740, Income Taxes (formerly FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109”) (“Topic 740”) on January 1, 2007. This guidance defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.
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
As a result of the implementation of Topic 740, UDR recognized no material adjustments to liabilities related to unrecognized income tax benefits. At the adoption date, UDR’s TRS had $538,000 of net unrecognized tax benefits, which would favorably impact our effective tax rate if recognized. During the nine months ended September 30, 2008, the liability was reversed due to the Company no longer meeting the measurement criteria. As such, subsequent to September 30, 2008, UDR had no unrecognized tax benefits, accrued interest or penalties. UDR and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years 2004 — 2008 remain open to examination by the major taxing jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in income tax expense.

Real Estate Sales
The Company accounts for sales of real estate in accordance with FASB ASC 360-20, Real Estate Sales (formerly SFAS 66, “Accounting for Sales of Real Estate”). For sales transactions meeting the requirements for full accrual profit recognition, such as the Company no longer having continuing involvement in the property, we remove the related assets and liabilities from our consolidated balance sheet and record the gain or loss in the period the transaction closes. For sale transactions that do not meet the full accrual sale criteria due to our continuing involvement, we evaluate the nature of the continuing involvement and account for the transaction under an alternate method of accounting.
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
Investment in Unconsolidated Joint Ventures
In accordance with FASB ASC 323-10, Investments- Equity Method and Joint Ventures (formerly APB Opinion 18), “The Equity Method of Accounting for Investments in Common Stock”) (“Subtopic 323-10”), we continually evaluate our investments in unconsolidated joint ventures when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. The amount of loss recognized is the excess of the investment’s carrying amount over its estimated fair value. If we believe that the decline in fair value is temporary, no impairment is recorded. The aforementioned factors are taken as a whole by management in determining the valuation of our investment property. Should the actual results differ from management’s judgment, the valuation could be negatively affected and may result in a negative impact to our Consolidated Financial Statements.
Marketable Securities
Marketable securities represent publicly traded debt securities and are classified as “available for sale” and carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity. Declines in the value of public and private investments that management determines are other than temporary are recorded as a provision for loss on investments. The amortization of any discount and interest income are recorded in “Other Income” on the Consolidated Statements of Operations. See Note 8, Fair Value of Derivatives and Financial Instruments.
The Company has the ability to make public and private investments in equity and debt securities. The publicly traded securities are classified as “available-for-sale securities” and carried at fair value, with unrealized gains and losses reported as a separate component of stockholders equity. For publicly traded debt securities, the Company initially assesses our intent and ability to hold the debt instrument before determining the classification as either “held-to-maturity securities” which would be reported at their amortized cost or as an available-for-sale security. Private investments for which we lack the ability to exercise significant influence are accounted for at cost.

2. REAL ESTATE
Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development and properties deemed as held for sale. As of September 30, 2009 the Company owned and consolidated 164 communities in 10 states plus the District of Columbia totaling 45,249 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of September 30, 2009 and December 31, 2008 (dollar amounts in thousands):

	September 30, 2009	December 31, 2008

Land	$1,581,294	$1,567,737
Depreciable property — held for investment:
Building and improvements	4,011,906	3,859,245
Furniture, fixtures and equipment	242,652	217,948
Under development:
Land	53,458	52,294
Construction in progress	179,981	134,529

Real estate owned	$6,069,291	$5,831,753
Accumulated depreciation	(1,284,709)	(1,078,689)

Real estate owned, net	$4,784,582	$4,753,064

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
UDR did not dispose of any communities during the nine months ended September 30, 2009, nor did we have any classified as held for disposition at September 30, 2009. For the nine months ended September 30, 2008, UDR sold 86 communities with a total of 25,684 apartment homes, one commercial property, one parcel of land and 53 condominiums from two communities with a total of 640 condominiums. UDR recognized after-tax gains for financial reporting purposes of $787.1 million on these sales. The results of operations for these properties and the gain/loss from disposition are classified on the Consolidated Statements of Operations in the line item titled “Income from discontinued operations”, for the three and nine months ended September 30, 2009 and 2008.
In conjunction with the sale of the 86 communities during the nine months ended September 30, 2008, the Company received a note in the amount of $200 million. On May 4, 2009, the Company received from the buyer payment in full of the $200 million note, plus accrued and unpaid interest thereon in the amount of $123,287.

UDR has elected TRS status for certain of its corporate subsidiaries, primarily those engaged in development activities and, to a lesser extent, condominium conversion. For the three months ended September 30, 2009 and 2008, UDR recognized an income tax expense of $14,000 and an income tax benefit of $829,000, respectively, and an income tax expense of $65,000 and an income tax benefit of $5.9 million for the nine months ended September 30, 2009 and 2008, respectively. Of the balance, UDR allocated no income tax provision to discontinued operations for the three and nine months ended September 30, 2009, and an income tax benefit of $0 and $161,000 for the three and nine months ended September 30, 2008, respectively.
The income attributable to discontinued operations is summarized as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		June 30,
	2009	2008	2009	2008

Rental income	$—	$26	$—	$39,597
Non-property income	—	—	—	183

Rental expenses	—	(2)	—	16,082
Property management fee	—	1	—	1,089
Real estate depreciation	—	—	—	—
Interest expense/(income)	—	(4)	—	2,612
Other expenses	—	—	—	6

	—	(5)	—	19,789

Income before net gain on the sale of depreciable property	—	31	—	19,991
Net gain on the sale of depreciable property, excluding RE3	555	6,566	2,440	787,555
RE3 gain/(loss) on the sale of depreciable property, net of tax	46	139	46	(638)

Income from discontinued operations	$601	$6,736	$2,486	$806,908

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
Unconsolidated Joint Ventures
The Company recognizes earnings or losses from our investments in unconsolidated joint ventures consisting of our proportionate share of the net earnings or loss of the joint venture. In addition, we may earn fees for providing management and development services to the unconsolidated joint ventures. As of September 30, 2009, UDR had investments in the following unconsolidated joint ventures which are accounted for under the equity method of accounting.
During the quarter ended September 30, 2009, the Company established a joint venture with Kuwait Finance House to invest up to $450.0 million in multifamily properties located in key, high barrier to entry markets. The partners will contribute equity of $180.0 million of which the Company’s maximum equity contribution will be 30% or $54.0 million when fully invested. At closing and at September 30, 2009, we owned 30% of the joint venture. Our investment at September 30, 2009 was $226,000. At September 30, 2009, the joint venture did not hold any property.

UDR is a partner with an unaffiliated third party in a joint venture which owns and operates a 23-story, 166 home high-rise apartment community in the central business district of Bellevue, Washington. At closing, UDR owned 49% of the joint venture. Our initial investment was $11.8 million. Our investment at September 30, 2009 and December 31, 2008 was $10.0 million and $10.4 million, respectively.
UDR is a partner with an unaffiliated third party in a joint venture which is developing a 274 home apartment community in the central business district of Bellevue, Washington. Construction began in the fourth quarter of 2006 and is scheduled for completion in the fourth quarter of 2009. At closing and at September 30, 2009, we owned 49% of the joint venture. Our initial investment was $10.0 million. During the three and nine months ended September 30, 2009, the Company made additional capital contributions of $6.0 million and $22.1 million to the joint venture to fund development costs. Our investment at September 30, 2009 and December 31, 2008 was $24.4 million and $9.9 million, respectively. The September 30, 2009 investment is net of an $11.0 million equity loss discussed below.
UDR is a partner with an unaffiliated third party in a joint venture which owns an operating retail site in Bellevue, Washington. At closing and at September 30, 2009, we owned 49% of the joint venture. Our initial investment was $5.7 million. Our investment at September 30, 2009 and December 31, 2008 was $5.0 million and $10.2 million, respectively. The September 30, 2009 investment is net of a $5.0 million equity loss discussed below. The Company initially planned to develop a 430 home high rise apartment building with ground floor retail on an existing operating retail center. However, during the nine months ended September 30, 2009, the joint venture decided to continue to operate the retail property as opposed to developing the site.
In accordance with Subtopic 323-10, we evaluate our investments in unconsolidated joint ventures when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. During the quarter ended September 30, 2009, we recognized a non-cash charge of $16.0 million representing the other-than-temporary decline in the fair values below the carrying values of two of the Company’s equity investments in our Bellevue, Washington unconsolidated joint ventures.
In November 2007, UDR and an unaffiliated third party formed a joint venture which owns and operates various properties located in Texas. In November 2007, UDR sold nine operating properties, consisting of 3,690 units, and contributed one property under development to the joint venture. The property under development has 302 units and was completed in 2008 and commenced lease up at that time. UDR contributed cash and property equal to 20% of the fair value of the properties. The unaffiliated member contributed cash equal to 80% of the fair value of the properties comprising the joint venture, which was then used to purchase the nine operating properties from UDR. Our initial investment was $20.4 million. Our investment at September 30, 2009 and December 31, 2008 was $14.1 million and $16.5 million, respectively.

Summarized financial information relating to 100% of all the unconsolidated joint ventures operations (not just our proportionate share) is presented below as of and for the three and nine months ended September 30, (dollars in thousands):

	2009	2008

For the three months ended September 30:
Revenues	$11,417	$10,888
Real estate depreciation and amortization	5,474	5,953
Net loss	(4,761)	(9,057)

For the nine months ended September 30:
Revenues	$34,454	$31,793
Real estate depreciation and amortization	15,861	17,369
Net loss	(11,188)	(17,144)

As of September 30, 2009 and December 31, 2008:
Real estate, net	$534,164	$517,549
Total assets	545,650	534,751
Amount due to UDR	1,081	3,898
Third party debt	380,252	373,353
Total liabilities	396,869	397,135
Equity	148,781	137,616
As of September 30, 2009, the Company had deferred profit from the sale of properties of $28.8 million, which the Company will not recognize until the underlying property is sold to a third party. The Company recognized $466,000, $1.5 million, $3.5 million and $4.7 million of management fees for our involvement in the joint ventures for the three and nine months ended September 30, 2009 and 2008, respectively.
The Company may be required to make additional capital contributions to certain of our joint ventures should additional capital contributions be necessary to fund development costs or operating shortfalls.
5. SECURED DEBT
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification of the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established the interest rate for the underlying debt instrument. Secured debt, which encumbers $2.9 billion or 47% of UDR’s real estate owned based upon historical gross book value ($3.2 billion, based on historical gross book value, or 53% of UDR’s real estate owned is unencumbered) consists of the following as of September 30, 2009 (dollars in thousands):

			2009
	Principal Outstanding		Weighted	Weighted	Number of
	September 30,	December 31,	Average	Average	Communities
	2009	2008	Interest Rate	Years to Maturity	Encumbered
Fixed Rate Debt
Mortgage notes payable	$491,922	$476,810	4.76%	2.5	15
Tax-exempt secured notes payable	13,325	13,325	5.30%	21.4	1
Fannie Mae credit facilities	861,715	666,642	5.43%	7.0	35

Total fixed rate secured debt	1,366,962	1,156,777	5.19%	4.7	51

Variable Rate Debt
Mortgage notes payable	208,244	114,181	2.72%	4.0	13
Tax-exempt secured note payable	27,000	27,000	1.14%	20.5	1
Fannie Mae credit facilities	260,921	164,513	1.70%	6.3	10

Total variable rate secured debt	496,165	305,694	2.09%	8.3	24

Total secured debt	$1,863,127	$1,462,471	4.36%	5.7	75

UDR has four revolving secured credit facilities with Fannie Mae with an aggregate commitment of $1.4 billion at September 30, 2009. The Fannie Mae credit facilities are for an initial term of 10 years, through October 1, 2019, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at our option. We have $861.7 million of the funded balance fixed at a weighted average interest rate of 5.43% and the remaining funded balance on these facilities is currently at a weighted average variable rate of 1.70%.

	September 30, 2009	December 31, 2008
	(dollar amounts in thousands)

Borrowings outstanding	$1,122,636	$831,155
Weighted average borrowings during the period ended	987,007	702,620
Maximum daily borrowings during the period ended	1,122,636	831,370
Weighted average interest rate during the period ended	4.58%	5.47%
Weighted average interest rate at the end of the period	4.56%	5.04%
The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair market adjustment was a net discount of $941,000 and $763,000 at September 30, 2009 and December 31, 2008, respectively.
Fixed Rate Debt
Mortgage notes payable. Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from February 2010 through June 2016 and carry interest rates ranging from 2.66% to 6.84%. Mortgage notes payable includes debt associated with development activities.
Tax-exempt secured notes payable. Fixed rate mortgage notes payable that secure tax-exempt housing bond issues mature in March 2031 and carry an interest rate of 5.30%. Interest on these notes is payable in semi-annual installments.
Secured credit facilities. At September 30, 2009, UDR’s borrowings under its fixed rate secured credit facilities consisted of $861.7 million on a $1.4 billion aggregate commitment under four revolving secured credit facilities with Fannie Mae (the Company also owes $260.9 million under the variable rate component of these credit facilities). As of September 30, 2009, the fixed rate Fannie Mae credit facilities had a weighted average fixed rate of interest of 5.43%.
Variable Rate Debt
Mortgage notes payable. Variable rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from August 2010 through April 2016. The mortgage notes payable are based on LIBOR plus some basis points, which translate into interest rates ranging from 0.96% to 5.25% at September 30, 2009.
Tax-exempt secured note payable. The variable rate mortgage note payable that secures tax-exempt housing bond issues matures in March 2030. Interest on this note is payable in monthly installments. The variable mortgage note has an interest rate of 1.14% as of September 30, 2009.
Secured credit facilities. The variable rate secured credit facilities consisted of $260.9 million outstanding on the Fannie Mae credit facilities. As of September 30, 2009, the variable rate Fannie Mae credit facilities had a weighted average variable rate of 1.70%.

The aggregate maturities, including amortizing principal payments, of our secured debt due during each of the next five calendar years and thereafter are as follows (dollars in thousands):

	Fixed			Variable
	Mortgage	Tax-Exempt	Credit	Mortgage	Tax Exempt	Credit
	Notes	Notes Payable	Facilities	Notes	Notes Payable	Facilities	Total

2009	$908	$—	$648	$—	$—	—	$1,556
2010	214,153	—	2,654	6,453	—	—	223,260
2011	88,387	—	52,808	52,286	—	39,513	232,994
2012	56,786	—	177,944	33,365	—	60,000	328,095
2013	61,375	—	38,631	38,509	—	—	138,515
Thereafter	70,313	13,325	589,030	77,631	27,000	161,408	938,707

Total	$491,922	$13,325	$861,715	$208,244	$27,000	260,921	$1,863,127

6. UNSECURED DEBT
A summary of unsecured debt as of September 30, 2009 and December 31, 2008 is as follows (dollars in thousands):

	September 30,	December 31,
	2009	2008
Commercial Banks
Borrowings outstanding under an unsecured term loan due February 2010 (a)	$240,000	$240,000
Borrowings outstanding under an unsecured credit facility due July 2012 (b)	25,000	—

	265,000	240,000

Senior Unsecured Notes
4.25% Medium-Term Notes due January 2009	—	50,000
6.50% Notes due June 2009	—	200,000
3.90% Medium-Term Notes due March 2010 (includes premium of $73 and $190)	50,073	50,190
3.625% Convertible Senior Notes due September 2011 (net of Subtopic 470-20 discount of $3,818 and $7,080) (c), (d)	122,517	164,255
5.00% Medium-Term Notes due January 2012	100,000	100,000
6.05% Medium-Term Notes due June 2013 (d)	122,500	125,000
5.13% Medium-Term Notes due January 2014	184,000	184,000
5.50% Medium-Term Notes due April 2014 (net of discount of $312 and $363)	128,188	128,137
5.25% Medium-Term Notes due January 2015 (includes premium of $185 and $212)	175,360	175,387
5.25% Medium-Term Notes due January 2016	83,260	83,260
8.50% Debentures due September 2024 (d), (f)	15,644	54,118
4.00% Convertible Senior Notes due December 2035 (net of Subtopic 470-20 discount of $2,415 and $5,834) (d), (e)	165,335	244,166
Other	42	149

	1,146,919	1,558,662

	$1,411,919	$1,798,662

(a)	During the year ended December 31, 2008, UDR borrowed $240 million in the form of a two-year unsecured term loan from a consortium of banks. UDR entered into one interest rate swap agreement associated with the borrowings under the term loan with an aggregate notional value of $200 million in which the Company pays a fixed rate of interest and receives a variable rate of interest on the notional amount. The interest rate swap effectively changes UDR’s interest rate exposure on $200 million of these borrowings from a variable rate to a weighted average fixed rate of approximately 3.61%. The remaining $40 million has a variable interest rate, which was 1.10% at September 30, 2009.

(b)	Our unsecured credit facility provides us with an aggregate borrowing capacity of $600 million, which at our election we can increase to $750 million under certain circumstances. Our unsecured credit facility with a consortium of financial institutions carries an interest rate equal to LIBOR plus a spread of 47.5 basis points and matures on July 2012. In addition, the unsecured credit facility contains a provision that allows us to bid up to 50% of the commitment and we can bid out the entire unsecured credit facility once per quarter so long as we maintain an investment grade rating.

(c)	Subject to the restrictions on ownership of our common stock and certain other conditions, at any time on or after July 15, 2011 and prior to the close of business on the second business day prior to the maturity date of September 15, 2011, and also following the occurrence of certain events, holders of outstanding 3.625% notes may convert their notes into cash and, if applicable, shares of our common stock, at the conversion rate in effect at such time. Upon conversion of the notes, UDR will deliver cash and common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 trading day observation period. The initial conversion rate for each $1,000 principal amount of notes was 26.6326 shares of our common stock (equivalent to an initial conversion price of approximately $37.55 per share), subject to adjustment under certain circumstances. The Company’s Special Dividend paid in January 2009 met the criteria to adjust the conversion rate and resulted in an adjusted conversion rate of 29.0207 shares of our common stock for each $1,000 of principal (equivalent to a conversion price of approximately $34.46 per share). If UDR undergoes certain change in control transactions, holders of the 3.625% notes may require us to repurchase their notes in whole or in part for cash equal to 100% of the principal amount of the notes to be repurchased plus any unpaid interest accrued to the repurchase date. In connection with the issuance of the 3.625% notes, UDR entered into a capped call transaction covering approximately 6.7 million shares of our common stock, subject to anti-dilution adjustments similar to those contained in the notes. The capped call expires on the maturity date of the 3.625% notes. The capped call transaction combines a purchased call option with a strike price of $37.548 with a written call option with a strike price of $43.806. The capped call transaction effectively increased the initial conversion price to $43.806 per share, representing a 40% conversion premium. The net cost of approximately $12.6 million of the capped call transaction was included in stockholders’ equity.

(d)	During the nine months ended September 30, 2009, the Company repurchased several different traunches of its unsecured debt in open market purchases resulting in retired debt with a notional value of $238.9 million for $222.3 million of cash. The gain of $9.8 million is presented as a separate component of interest expense on our Consolidated Statements of Operations for the nine months ended September 30, 2009. Consistent with our accounting policy, the Company expensed $2.3 million of unamortized financing costs and $3.4 million of unamortized premium on convertible debt as a result of these debt retirements for the nine months ended September 30, 2009.

(e)	Holders of the outstanding 4.00% notes may require us to repurchase their notes in whole or in part on January 15, 2011, December 15, 2015, December 15, 2020, December 15, 2025 and December 15, 2030, or upon the occurrence of a fundamental change, for cash equal to 100% of the principal amount of the notes to be repurchased plus any accrued and unpaid interest. On or after January 15, 2011, UDR will have the right to redeem the 4.00% notes in whole or in part, at any time or from time to time, for cash equal to 100% of the principal amount of the notes to be redeemed plus any accrued and unpaid interest. Subject to the restrictions on ownership of shares of our common stock and certain other conditions, holders of the 4.00% notes may convert their notes, into cash and, if applicable, shares of our common stock, at the conversion rate in effect at such time, as follows: (i) prior to the close of business on the second business day immediately preceding the stated maturity date at any time on or after December 15, 2030, and (ii) prior to December 15, 2030 under certain specified circumstances. The initial conversion rate for the notes was 35.2988 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $28.33 per share), subject to adjustment under certain circumstances. The Company’s Special Dividend paid in January 2009 met the criteria to adjust the conversion rate and the conversion rate was adjusted to 38.7123 shares of our common stock for each $1,000 of principal (equivalent to a conversion price of approximately $25.83 per share).

(f)	During the quarter ended September 30, 2009, pursuant to a cash tender offer announced on August 4, 2009, the Company repurchased $37.5 million in aggregate principal amount of its 8.50% Debentures due September 15, 2024 for $41.2 million of cash. In connection with this repurchase, the Company recorded a premium and related transaction costs. The tender offer expired on September 3, 2009.
Subtopic 470-20 applies to all convertible debt instruments that have a “net settlement feature”, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. This guidance requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. The Company adopted provisions under Subtopic 470-20 as of January 1, 2009, and the adoption impacted the historical accounting for the 3.625% convertible senior notes due September 2011 and the 4.00% convertible senior notes due December 2035, and resulted in increased interest expense of $967,000 and $3.3 million and $1.7 million and $5.0 million for the three and nine months ended September 30, 2009 and 2008, respectively.
The following is a summary of short-term bank borrowings under UDR’s unsecured credit facility at September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30,	December 31,
	2009	2008

Total revolving credit facility	$600,000	$600,000
Borrowings outstanding at end of period	25,000	—
Weighted average daily borrowings during the period ended	97,634	84,566
Maximum daily borrowings during the period ended	279,400	587,400
Weighted average interest rate during the period ended	0.9%	4.1%
Weighted average interest rate at the end of the period	0.9%	N/A
The convertible notes are convertible at the option of the holder at certain times and under certain circumstances, and as such are presented as if the holder will convert the debt instrument at the earliest available date. The aggregate maturities of unsecured debt for the five years subsequent to September 30, 2009 are as follows (dollars in thousands):

	Bank	Unsecured
	Lines	Debt	Total

2009	$—	$—	$—
2010	—	290,000	290,000
2011 (a)	—	287,851	287,851
2012	25,000	100,000	125,000
2013	—	122,500	122,500
Thereafter	—	586,568	586,568

	$25,000	$1,386,919	$1,411,919

(a)	The convertible debt balances have been adjusted to reflect the effect of Subtopic 470-20. Excluding the adjustment, the total maturities in 2011 would be $294.1 million.
Our debt instruments contain covenants that we were in compliance with at September 30, 2009.

7. EARNINGS/(LOSS) PER SHARE
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
The following table sets forth the computation of basic and diluted earnings per share for the periods presented (dollars and shares in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Numerator for (loss)/earnings per share — basic and diluted:
Net (loss)/earnings available to common stockholders	$(40,776)	$(9,778)	$(71,063)	$706,846

Denominator for (loss)/earnings per share — basic and diluted:
Weighted average common shares outstanding	150,801	139,210	150,097	140,501
Non-vested restricted stock awards	(801)	(1,281)	(1,049)	(1,235)

Denominator for basic and diluted (loss)/earnings per share	150,000	137,929	149,048	139,266

(Loss)/earnings per share — basic and diluted	$(0.27)	$(0.07)	$(0.48)	$5.08

The effect of the conversion of the operating partnership units, Out-Performance Partnership Shares, convertible preferred stock, convertible debt, stock options and unvested restricted stock is not dilutive and is therefore not included in the above calculations as the Company reported a loss from continuing operations.
If the operating partnership units were converted to common stock, the additional weighted average common shares outstanding for the three and nine months ended September 30, 2009 and 2008, would be 6,317,556 and 6,953,353 and 9,571,048 and 9,632,185, respectively.
At September 30, 2009 and 2008, if the measurement periods had ended on that date, no Series E Out-Performance Partnership Shares would have been issued had the Series E Program terminated on that date. Accordingly, no additional operating partnership units would have been issued at that date (see Note 12, “Commitments and Contingencies”, for a discussion of UDR’s Out-Performance Program).
If the convertible preferred stock were converted to common stock, the additional shares of common stock outstanding would be 3,035,547 weighted average common shares for the three and nine months ended September 30, 2009 and 2008.
If the stock options and unvested restricted stock were converted to common stock, the additional weighted average common shares outstanding would be 844,219 and 320,905 for the three and nine months ended September 30, 2009 and 1,248,676 and 1,226,607 for the three and nine months ended September 30, 2008.

8. FAIR VALUE OF DERIVATIVES AND FINANCIAL INSTRUMENTS
Effective January 1, 2008, UDR adopted FASB ASC 820, Fair Value of Measurements and Disclosures (formerly SFAS 157, “Fair Value Measurements”) (“Topic 820”), which defines fair value based on the price that would be received to sell an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:
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
The Company has derivative contracts that are measured and recognized at fair value using the Topic 820 hierarchy. The derivative contracts use the Level 2 hierarchy and are recorded in “Other assets” and in “Accounts payable, accrued expenses and other liabilities” in the Consolidated Balance Sheets for $2.2 million and $7.1 million, respectively as of September 30, 2009.
At September 30, 2009 and December 31, 2008, the fair values of cash and cash equivalents, restricted cash, notes receivable, escrow 1031 exchange funds, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
The Company adopted the provisions of FASB ASC 825, Financial Instruments (formerly FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”) on June 30, 2009, which require disclosures about the fair value of financial instruments in interim as well as annual financial statements. The carrying amounts and estimated fair value of the Company’s financial instruments, where different, as of September 30, 2009 and December 31, 2008, are summarized as follows (dollars in thousands):

	September 30,		December 31,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Amounts	Fair Value	Amounts	Fair Value

Debt instruments
Secured debt (a)	$1,863,127	$1,892,337	$1,462,471	$1,419,411
Unsecured debt (b)	1,411,919	1,313,316	1,798,662	1,183,098

Derivative contracts (c)
Interest rate swaps	$(7,123)	$(7,123)	$(11,011)	$(11,011)
Interest rate caps	2,189	2,189	62	62

(a)	See Note 5, “Secured Debt”

(b)	See Note 6, “Unsecured Debt”

(c)	See Note 9, “Derivatives and Hedging Activity”

FASB ASC 320, Investments- Debt and Equity Securities (formerly FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”), which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The amortized cost, gross unrealized gains and losses and fair value of the Company’s investments at September 30, 2009 are as follows (dollars in thousands):

		Gross	Gross	Estimated Fair
	Amortized	Unrealized	Unrealized	Value (Net Carrying
	Cost	Gains	Losses	Amount)

Corporate debt securities — U.S.	$32,500	$4,520	$—	$37,020

We estimate the fair value of the corporate debt securities determined by Level 1 inputs which utilize quoted prices in active markets we have the ability to access for identical assets.
Since the Company recognized an unrealized gain during the three and nine months ended September 30, 2009, and it does not intend to sell the investments at a loss nor will it be required to sell the investments before recovery of its amortized cost basis by the time the Company’s rights to redeem the debt securities become effective in March 2012, the Company does not consider the investment in these securities to be other-than-temporarily impaired at September 30, 2009.
During the three months ended September 30, 2009, the Company recognized a non-cash charge of $16.0 million representing the other-than-temporary decline in the fair values below the carrying values of two of the Company’s equity investments in our Bellevue, Washington unconsolidated joint ventures. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy.
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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated Other Comprehensive Income/(Loss)” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months and nine months ended September 30, 2009, the Company recorded less than $1,000 of ineffectiveness in earnings attributable to reset date and index mismatches between the derivative and the hedged item.
Amounts reported in “Accumulated Other Comprehensive Income/(Loss)” related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $7.1 million will be reclassified as an increase to interest expense.
As of September 30, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

	Number of
Interest Rate Derivative	Instruments	Notional
Interest rate swaps	11	$597,261

Interest rate caps	2	$113,909
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging (formerly SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”) (“Topic 815”). Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in gains of $20,000 and $685,000 for the three and nine months ended September 30, 2009. As of September 30, 2009, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollar amounts in thousands):

	Number of
Product	Instruments	Notional
Interest rate caps	5	$270,166

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2009.
Tabular Disclosure of Fair Values of Derivative Instruments (amounts in thousands)

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments under Topic 815

Interest Rate Products	Other Assets	$1,152	Other Liabilities	$7,123

Total derivatives designated as hedging instruments under Topic 815		$1,152		$7,123

Derivatives not designated as hedging instruments under Topic 815

Interest Rate Products	Other Assets	$1,037	Other Liabilities	$—

Total derivatives not designated as hedging instruments under Topic 815		$1,037		$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2009 (dollar amounts in thousands).

				Location of Loss	Amount of Gain or
		Location of Loss	Amount of Gain or	Recognized in Income on	(Loss) Recognized in
	Amount of Gain or (Loss)	Reclassified from	(Loss) Reclassified from	Derivative (Ineffective	Income on Derivative
Derivatives in Topic 815	Recognized in OCI on	Accumulated OCI into	Accumulated OCI into	Portion and Amount	(Ineffective Portion and
Cash Flow Hedging	Derivative (Effective	Income (Effective	Income (Effective	Excluded from	Amount Excluded from
Relationships	Portion)	Portion)	Portion)	Effectiveness Testing)	Effectiveness Testing)

For the three months ended September 30, 2009:

Interest Rate Products	$(3,340)	Interest expense	$(3,386)	Other expense	$—

Total	$(3,340)		$(3,386)		$—

For the nine months ended September 30, 2009:

Interest Rate Products	$(3,815)	Interest expense	$(9,170)	Other expense	$—

Total	$(3,815)		$(9,170)		$—

		Amount of
		Gain
	Location of Gain or (Loss)	Recognized in
Derivatives Not Designated as Hedging	Recognized in Income on	Income on
Instruments Under Topic 815	Derivative	Derivative

For the three months ended September 30, 2009:
Interest Rate Products	Other income / (expense)	$20

Total		$20

For the nine months ended September 30, 2009:
Interest Rate Products	Other income / (expense)	$685

Total		$685

Credit-risk-related Contingent Features
The Company has agreements with some of its derivative counterparties that contain a provision where (1) if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations; or (2) the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.
The Company also has an agreement with a derivative counterparty that incorporates the loan and financial covenant provisions of the Company’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with these covenant provisions would result in the Company being in default on any derivative instrument obligations covered by the agreement.
As of September 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $8.1 million. As of September 30, 2009, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2009, it would have been required to settle its obligations under the agreements at their termination value of $8.1 million.
10. OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive loss was $2.7 million and $11.9 million at September 30, 2009 and December 31, 2008, respectively. It consists of accumulated unrealized gains from the mark-to-market of marketable securities classified as available-for-sale and unrealized gains or losses from derivative financial instruments. The Company allocates a pro-rata share of gains or losses to non-controlling interests.

11. STOCK BASED COMPENSATION
UDR accounts for stock based compensation in accordance with FASB ASC 718, Compensation- Stock Compensation (formerly SFAS 123R, “Share Based Payment”), which the Company adopted on January 1, 2006, utilizing the modified prospective method. During the nine months ended September 30, 2009 and 2008, we recognized $5.9 million and $5.3 million, respectively as stock based compensation expense, which is inclusive of awards granted to our outside directors.
12. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
UDR is committed to completing our unfunded real estate projects under development and our development joint ventures. At September 30, 2009 our commitments are as follows (dollars in thousands):

	Number of	Costs Incurred	Expected Costs	Ownership
	Properties	to Date	to Complete	Stake

Wholly owned — under development	5	$233,439	$75,011	100%
Unconsolidated joint venture (a)	1	57,909	2,361	49%

		$291,348	$77,372

(a)	Costs incurred to date and expected costs to complete are based on UDR’s ownership percentage of the joint venture.
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
Based on the results through September 30, 2009, no Series E OPPSs would have been issued had the Series E Program terminated on that date. However, since the ultimate determination of Series E OPPSs to be issued will not occur until December 31, 2009, and the number of Series E OPPSs is determinable only upon future events, the financial statements do not reflect any impact for these events. Accordingly, the contingently issuable Series E OPPSs will only be included in basic earnings per share after the measurement period has ended and the applicable hurdle has been met. Furthermore, the Series E OPPSs will only be included in common stock and common stock equivalents in the calculation of diluted earnings per share after the hurdle has been met at the end of the reporting period (if any), assuming the measurement period ended at the end of the reporting period.
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
13. REPORTABLE SEGMENTS
FASB ASC Topic 280, Segment Reporting (formerly SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”) (“Topic 280”) requires that segment disclosures present the measure(s) used by the chief operating decision maker to decide how to allocate resources and for purposes of assessing such segments’ performance. UDR’s chief operating decision maker is comprised of several members of its executive management team who use several generally accepted industry financial measures to assess the performance of the business for our reportable operating segments.
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

UDR’s two reportable segments are same communities and non-mature/other communities:
•	Same communities represent those communities acquired, developed, and stabilized prior to July 1, 2008, and held as of September 30, 2009. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
•	Non-mature/other communities represent those communities that were acquired or developed in 2007 and 2008, sold properties, redevelopment properties, properties classified as real estate held for disposition, condominium conversion properties, joint venture properties, properties managed by third parties and the non-apartment components of mixed use properties.
Executive management evaluates the performance of each of our apartment communities on a same community and non-mature/other basis, as well as individually and geographically. This is consistent with the aggregation criteria of Topic 280 as each of our apartment communities generally have similar economic characteristics, facilities, services, and tenants. Therefore, UDR’s reportable segments have been aggregated by geography in a manner identical to that which is provided to the chief operating decision maker.
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three and nine months ended September 30, 2009 and 2008.
Certain reclassifications have been made to prior year amounts to conform to current year presentation. These reclassifications primarily represent presentation changes related to discontinued operations as described in Note 3, “Discontinued Operations.” The accounting policies applicable to the operating segments described above are the same as those described in Note 1, “Summary of Significant Accounting Policies,” of the consolidated financial statements included in UDR’s Form 8-K filed with the SEC on May 22, 2009. The following table details rental income and NOI for UDR’s reportable segments for the three and nine months ended September 30, 2009 and 2008, and reconciles NOI to net income per the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Reportable apartment home segment rental income
Same Communities
Western Region	$54,091	$56,584	$164,696	$165,799
Mid-Atlantic Region	31,604	31,635	94,867	89,797
Southeastern Region	27,349	28,286	83,149	85,243
Southwestern Region	4,434	4,658	13,576	13,779
Non-Mature communities/Other	32,833	26,277	96,481	98,934

Total segment and consolidated rental income	$150,311	$147,440	$452,769	$453,552

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Reportable apartment home segment NOI
Same Communities
Western Region	$37,550	$39,547	$116,061	$115,985
Mid-Atlantic Region	21,508	21,463	65,147	61,383
Southeastern Region	16,427	17,390	51,098	53,297
Southwestern Region	2,776	2,894	8,666	8,674
Non-Mature communities/Other	19,935	14,306	57,662	58,488

Total segment and consolidated NOI	98,196	95,600	298,634	297,827

Reconciling items:
Non-property income	1,627	9,969	10,609	21,286
Property management	(4,134)	(4,055)	(12,452)	(12,473)
Other operating expenses	(1,172)	(1,153)	(4,437)	(3,189)
Depreciation and amortization	(69,695)	(65,551)	(207,747)	(180,493)
Interest, net	(38,640)	(39,003)	(103,025)	(117,408)
Hurricane related expenses	—	(833)	(127)	(833)
General and administrative	(8,924)	(9,835)	(27,797)	(29,535)
Other depreciation and amortization	(858)	(1,140)	(3,730)	(3,013)
Loss from unconsolidated entities	(16,742)	(1,897)	(18,187)	(3,286)
Tax (expense)/benefit for the TRS	(14)	829	(65)	5,743
Non-controlling interests	1,779	450	3,175	(48,598)
Net gain on the sale of land and depreciable property	601	6,705	2,486	787,100

Net (loss)/income attributable to UDR, Inc.	$(37,976)	$(9,914)	$(62,663)	$713,128

The following table details the assets of UDR’s reportable segments as of September 30, 2009 and as of December 31, 2008 (dollars in thousands):

	September 30,	December 31,
	2009	2008
Reportable apartment home segment assets:
Same communities:
Western Region	$2,128,477	$2,109,525
Mid-Atlantic Region	967,246	952,266
Southeastern Region	843,124	834,496
Southwestern Region	161,193	160,149
Non-mature communities/Other	1,969,251	1,775,317

Total segment assets	6,069,291	5,831,753
Accumulated depreciation	(1,284,709)	(1,078,689)

Total segment assets — net book value	4,784,582	4,753,064

Reconciling items:
Cash and cash equivalents	24,954	12,740
Marketable securities	37,020	—
Restricted cash	8,280	7,726
Deferred financing costs, net	26,002	29,168
Notes receivable	7,300	207,450
Investment in unconsolidated joint ventures	53,598	47,048
Other assets	68,521	85,842
Other assets — real estate held for disposition	—	767

Total consolidated assets	$5,010,257	$5,143,805

Capital expenditures excluding redevelopment for the three months ended September 30, 2009 and 2008 related to our same communities totaled $11.1 million and $18.3 million, respectively and $34.9 million and $49.7 million for the nine months ended September 30, 2009 and 2008, respectively. Capital expenditures related to our non-mature/other communities for the three months ended September 30, 2009 and 2008 totaled $2.7 million and $4.1 million, respectively and $7.7 million and $11.4 million for the nine months ended September 30, 2009 and 2008, respectively.

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
14. Subsequent Event
The Company evaluated subsequent events through November 3, 2009, the date of issuance of the Company’s financial statements. No recognized or non-recognized subsequent events were noted, other than the matter disclosed below.
Subsequent to September 30, 2009, the Company agreed to increase its guarantee to 100% of the project debt related to the joint venture which is developing a 274 home apartment community in the central business district of Bellevue, Washington. Concurrent with its agreement to increase its guarantee, the Company was appointed managing member of the joint venture. As managing member, the Company obtained significant control over major operating and financial decisions of the joint venture. As a result, the Company will be required to consolidate the joint venture with an estimated fair value of $96.0 million of assets and an estimated fair value of $70.5 million of debt during the quarter ended December 31, 2009.

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
The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:
•	general economic factors;

•	unfavorable changes in apartment market and economic conditions that could adversely affect occupancy levels and rental rates;

•	the failure of acquisitions to achieve anticipated results;

•	possible difficulty in selling apartment communities;

•	the timing and closing of planned dispositions under agreement;

•	competitive factors that may limit our ability to lease apartment homes or increase or maintain rents;

•	insufficient cash flow that could affect our debt financing and create refinancing risk;

•	failure to generate sufficient revenue, which could impair our debt service payments and distributions to stockholders;

•	development and construction risks that may impact our profitability;

•	potential damage from natural disasters, including hurricanes and other weather-related events, which could result in substantial costs to us;

•	risks from extraordinary losses for which we may not have insurance or adequate reserves;

•	uninsured losses due to insurance deductibles, self-insurance retention, uninsured claims or casualties, or losses in excess of applicable coverage;

•	delays in completing developments and lease-ups on budget or on schedule;

•	our failure to succeed in new markets;

•	changing interest rates, which could increase interest costs and affect the market price of our securities;

•	potential liability for environmental contamination, which could result in substantial costs to us;

•	the imposition of federal taxes if we fail to qualify as a REIT under the Internal Revenue Code in any taxable year;

•	our internal control over financial reporting may not be considered effective which could result in a loss of investor confidence in our financial reports, and in turn have an adverse effect on our stock price; and

•	changes in real estate laws, tax laws and other laws affecting our business.
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

At September 30, 2009, our portfolio included 164 communities with 45,249 apartment homes nationwide. The following table summarizes our market information by major geographic markets:

	As of September 30, 2009				Three Months Ended		Nine Months Ended
			Percentage	Total	September 30, 2009		September 30, 2009 (a)
	Number of	Number of	of Total	Gross	Average	Total Income	Average	Total Income
	Apartment	Apartment	Gross	Value	Physical	per Occupied	Physical	per Occupied
Same Communities	Communities	Homes	Value	(in thousands)	Occupancy	Home (b)	Occupancy	Home (b)

Western Region
Orange Co, CA	13	4,067	11.7%	$712,193	95.3%	$1,498	95.1%	$1,531
San Francisco, CA	8	1,741	6.5%	393,339	95.9%	1,910	95.6%	1,835
Monterey Peninsula, CA	7	1,565	2.5%	150,604	95.6%	1,111	94.6%	1,098
Los Angeles, CA	6	1,222	4.3%	263,367	94.4%	1,571	94.7%	1,485
San Diego, CA	5	1,123	2.9%	173,222	95.1%	1,361	95.2%	1,384
Seattle, WA	7	1,270	2.5%	150,881	96.2%	1,158	96.1%	1,169
Inland Empire, CA	3	1,074	2.5%	149,432	94.7%	1,228	94.6%	1,248
Sacramento, CA	2	914	1.1%	67,248	94.7%	897	93.2%	907
Portland, OR	3	716	1.1%	68,192	96.1%	974	95.9%	987

Mid-Atlantic Region
Metropolitan DC	8	2,656	6.6%	402,950	96.7%	1,460	96.9%	1,429
Richmond, VA	7	2,211	3.1%	190,338	96.8%	1,026	96.1%	1,007
Baltimore, MD	9	1,820	3.5%	214,263	96.8%	1,237	97.0%	1,180
Norfolk VA	6	1,438	1.4%	82,582	95.7%	950	95.7%	959
Other Mid-Atlantic	5	1,132	1.3%	77,112	96.3%	1,011	96.3%	1,016

Southeastern Region
Tampa, FL	10	3,278	4.1%	249,581	95.2%	920	95.0%	927
Orlando, FL	9	2,500	3.1%	187,021	94.7%	904	94.8%	921
Nashville, TN	7	1,874	2.3%	141,390	96.3%	859	95.9%	871
Jacksonville, FL	5	1,857	2.5%	154,404	94.9%	822	94.5%	835
Other Florida	4	1,184	1.8%	110,728	94.5%	990	94.4%	1,010

Southwestern Region
Phoenix, AZ	3	914	1.2%	70,318	95.4%	871	94.9%	897
Dallas, TX	3	555	1.5%	90,875	95.1%	1,360	96.5%	1,618

Total/Average Same Communities	130	35,111	67.5%	4,100,040	95.6%	$1,167	95.4%	$1,157

Non Matures, Commercial Properties & Other	32	9,837	28.6%	1,735,812

Total Real Estate Held for Investment	162	44,948	96.1%	5,835,852

Real Estate Under Development (c)	2	301	3.9%	233,439

Total	164	45,249	100.0%	$6,069,291

(a)	The same community population for the nine months ended September 30, 2009 includes 33,166 homes.

(b)	Total Income per Occupied Home represents total revenues per weighted average number of apartment homes occupied.

(c)	The Company is currently developing five wholly-owned communities with a total of 1,958 apartment homes of which 1,657 have not yet been completed.
Liquidity and Capital Resources
Liquidity is the ability to meet present and future financial obligations either through operating cash flows, the sale of properties, and the issuance of debt and equity. Both the coordination of asset and liability maturities and effective capital management are important to the maintenance of liquidity. Our primary source of liquidity is our cash flow from operations as determined by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment homes and borrowings under credit agreements. We routinely use our unsecured credit facility to temporarily fund certain investing and financing activities prior to arranging for longer-term financing or the issuance of equity or debt securities. During the past several years, proceeds from the sale of real estate have been used for both investing and financing activities as we repositioned our portfolio.
We expect to meet our short-term liquidity requirements generally through net cash provided by operations and borrowings under credit agreements. We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, the repayment of financing on development activities, and potential property acquisitions, through secured and unsecured borrowings, the issuance of debt or equity securities, and the disposition of properties. We believe that our net cash provided by operations and borrowings under credit agreements will continue to be adequate to meet both operating requirements and the payment of dividends by the Company in accordance with REIT requirements. Likewise, the budgeted expenditures for improvements and renovations of certain properties are expected to be funded from property operations and borrowings under credit agreements.

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
On September 15, 2009, under its “At the Market” equity distribution program, the Company entered into a sales agreement (the “Sales Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated (“BAML”) and Morgan Stanley & Co. Incorporated, as sales agents and/or principals (the “Agents”). Under the terms of the Sales Agreement, the Company may sell up to 15 million shares of its common stock from time to time, to or through the Agents, by means of ordinary brokers’ transactions on the New York Stock Exchange at prevailing market prices at the time of sale, or as otherwise agreed with the applicable Agent. The Company will pay each Agent compensation for sales of the shares equal to 2% of the gross sales price per share of shares sold through such Agent, as sales agent, under the Sales Agreement. During the three months ended September 30, 2009, the Company sold 2,269,400 shares of common stock under the Sales Agreement through BAML, acting as our agent, at an average price per share of $14.89, for aggregate gross proceeds of approximately $33.8 million. Aggregate net proceeds from such sales, after deducting commissions to BAML of approximately $676,000 and other transaction costs of approximately $161,000, were approximately $33.0 million.
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
In addition to the $1.6 million of scheduled debt maturities outstanding at September 30, 2009, the Company anticipates prepaying $90.3 million of 2010 secured debt with proceeds from borrowings under our secured or unsecured credit facilities during the remainder of 2009.
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
Real Estate Sales
The Company accounts for sales of real estate in accordance with FASB ASC 360-20 (formerly SFAS 66). For sale transactions meeting the requirements for full accrual profit recognition, such as the Company no longer having continuing involvement in the property we remove the related assets and liabilities from our consolidated balance sheet and record the gain or loss in the period the transaction closes. For sales transactions that do not meet the full accrual sale criteria due to our continuing involvement, we evaluate the nature of the continuing involvement and account for the transaction under an alternate method of accounting.

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
Our other critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in UDR’s Form 8-K filed with the SEC on May 22, 2009. There have been no significant changes in our critical accounting policies from those reported in our Form 8-K filed with the SEC on May 22, 2009. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.
Statements of Cash Flows
The following discussion explains the changes in net cash provided by operating and investing activities and net cash used in financing activities that are presented in our Consolidated Statements of Cash Flows.
Operating Activities
For the nine months ended September 30, 2009, our cash flow provided by operating activities was $189.7 million compared to $138.7 million for the comparable period in 2008. The increase in cash flow from operating activities is primarily due to changes in other assets and accrued liabilities.
Investing Activities
For the nine months ended September 30, 2009, net cash used in investing activities was $95.7 million as compared to net cash provided by investing activities of $409.5 million for the comparable period in 2008. Changes in the level of investing activities from period to period reflects our strategy as it relates to our disposition, acquisition, capital expenditures, and development programs, as well as the impact of the capital market environment on these activities, all of which are discussed in further detail below.
Acquisitions
During the nine months ended September 30, 2009, we acquired one community with 289 units. Our long-term strategic plan is to achieve greater operating efficiencies by investing in fewer, more concentrated markets. As a result, we have been expanding our interests in the Southern California, Northern California, Florida, Metropolitan Washington DC and the Washington State markets over the past several years. Prospectively, any additional acquisitions will be channeled into those markets that we believe will provide the best investment returns. Markets will be targeted based upon defined criteria including high barriers to entry, favorable job formation and low single-family home affordability.
Capital Expenditures
In conformity with GAAP, we capitalize those expenditures related to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

During the nine months ended September 30, 2009, $65.2 million or approximately $1,500 per home was spent on capital expenditures for all of our communities, excluding development, condominium conversions and commercial properties. These capital improvements included turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as roofs, siding, parking lots, and asset preservation capital expenditures, which aggregated $22.2 million or $511 per home. In addition, revenue enhancing capital expenditures, kitchen and bath upgrades, and other exterior/interior upgrades totaled $19.3 million or $445 per home, and major renovations totaled $23.7 million or $544 per home for the nine months ended September 30, 2009.
The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, condominium conversions and commercial properties, for the periods presented:

	Nine months ended September 30,			Nine months ended September 30,
	(dollars in thousands)			(per home)
	2009	2008	% Change	2009	2008	% Change
Turnover capital expenditures	$7,163	$7,074	1.3%	$165	$150	10.5%
Asset preservation expenditures	15,027	13,247	13.4%	346	282	22.4%

Total recurring capital expenditures	22,190	20,321	9.2%	511	432	18.0%

Revenue enhancing improvements	19,342	35,830	-46.0%	445	762	-41.5%
Major renovations	23,639	44,977	-47.4%	544	956	-43.1%

Total capital expenditures	$65,171	$101,128	-35.6%	$1,500	$2,150	-30.2%

Repair and maintenance expense	$22,557	$24,862	-9.3%	$519	$528	-1.6%

Average stabilized home count	43,451	47,045
Total capital expenditures for our communities decreased $36.0 million for the nine months ended September 30, 2009, compared to the comparable period in 2008. This decrease was primarily attributable to the Company’s ongoing repositioning of our real estate portfolio evidenced by our disposition of 86 communities during the nine months ended September 30, 2008. Recurring capital expenditures during 2009 are currently expected to be approximately $675 per home.
Development
At September 30, 2009, our development pipeline for wholly-owned communities totaled 1,958 homes with a budget of $308.5 million in which we have a carrying value of $233.4 million. We expect to have the first of these communities complete development during the first quarter of 2010. In addition, we own several parcels of land held for future development with a gross book value of $151.2 million in which the Company is seeking entitlements and preparing for development, although we do not anticipate commencing any new developments during 2009.
For the nine months ended September 30, 2009, we invested approximately $142.2 million in development projects, an increase of $40.2 million from our 2008 level of $102.0 million. We funded these costs with $78.3 million in draws on our construction facilities. At September 30, 2009, the Company has drawn $242.6 million and has $107.7 million of remaining capacity on our construction facilities. We completed development on two wholly-owned communities with 449 apartment homes at a total cost of $70.4 million during the nine months ended September 30, 2009.
Unconsolidated Joint Ventures
During the quarter ended September 30, 2009, the Company established a joint venture with Kuwait Finance House to invest up to $450.0 million in multifamily properties located in key, high barrier to entry markets. The partners will contribute equity of $180.0 million of which the Company’s maximum equity contribution will be 30% or $54.0 million when fully invested. At closing and at September 30, 2009, we owned 30% of the joint venture. Our investment at September 30, 2009 was $226,000. At September 30, 2009, the joint venture did not hold any property.

UDR is a partner with an unaffiliated third party in a joint venture which owns and operates a 23-story, 166 home high-rise apartment community in the central business district of Bellevue, Washington. At closing, UDR owned 49% of the joint venture. Our initial investment was $11.8 million. Our investment at September 30, 2009 and December 31, 2008 was $10.0 million and $10.4 million, respectively.
UDR is a partner with an unaffiliated third party in a joint venture which is developing a 274 home apartment community in the central business district of Bellevue, Washington. Construction began in the fourth quarter of 2006 and is scheduled for completion in the fourth quarter of 2009. At closing and at September 30, 2009, we owned 49% of the joint venture. Our initial investment was $10.0 million. During the three and nine months ended September 30, 2009, the Company made additional capital contributions of $6.0 million and $22.1 million to the joint venture to fund development costs. Our investment at September 30, 2009 and December 31, 2008 was $24.4 million and $9.9 million, respectively. The September 30, 2009 investment is net of an $11.0 million equity loss recorded in the third quarter of 2009, discussed below. Subsequent to September 30, 2009, the Company agreed to increase its guarantee to 100% of the project debt related to the joint venture. Concurrent with its agreement to increase its guarantee, the Company was appointed managing member of the joint venture. As managing member, the Company obtained significant control over major operating and financial decisions of the joint venture. As a result, the Company will be required to consolidate the joint venture with an estimated fair value of $96.0 million of assets and an estimated fair value of $70.5 million of debt during the quarter ended December 31, 2009.
UDR is a partner with an unaffiliated third party in a joint venture which owns an operating retail site in Bellevue, Washington. At closing and at September 30, 2009, we owned 49% of the joint venture. Our initial investment was $5.7 million. Our investment at September 30, 2009 and December 31, 2008 was $5.0 million and $10.2 million, respectively. The September 30, 2009 investment is net of a $5.0 million equity loss recorded in the third quarter of 2009, discussed below. The joint venture initially planned to develop a 430 home high rise apartment building with ground floor retail on an existing operating retail center. However, during the nine months ended September 30, 2009, the joint venture decided to continue to operate the retail property as opposed to developing the site.
In accordance with Subtopic 323-10, we evaluated our investments in unconsolidated joint ventures for impairment for events or changes in circumstances that indicate that there may be an other-than-temporary decline in value. We considered various factors to determine if a decrease in the value of the investment is other-than- temporary. During the quarter ended September 30, 2009, we recognized a non-cash charge of $16.0 million representing the other-than-temporary decline in the fair values below the carrying values of two of the Company’s equity investments in our Bellevue, Washington based unconsolidated joint ventures.
Disposition of Investments
During the nine months ended September 30, 2009 UDR did not dispose of any communities. We plan to continue to pursue our strategy of exiting markets where long-term growth prospects are limited and redeploying capital into markets we believe will provide the best investment returns.
During the nine months ended September 30, 2009, UDR received payment in full of a $200 million note issued in conjunction with the sale of 86 communities during the nine months ended September 30, 2008 plus accrued and unpaid interest thereon in the amount of $123,287.
Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2009, was $81.7 million versus $548.6 million for the comparable period in 2008.
The following is a summary of our significant financing activities for the nine months ended September 30, 2009:
•	Repaid $34.2 million of secured debt and $418.2 million of unsecured debt (represents the notional amount of debt repaid and excludes the gain on extinguishment). The $418.2 million of unsecured debt includes $141.9 million for maturing medium-term notes and $276.3 million for the repurchase of unsecured debt. The unsecured debt repurchases includes the tender offer of $37.5 million in aggregate principal amount of our 8.50% debentures due September 15, 2024 for $41.2 million of cash.

•	Repurchased unsecured debt with a notional amount of $238.9 million for $222.3 million, which is included in the $418.2 million above, resulting in a gain on extinguishment of $9.8 million, net of deferred finance charges. The unsecured debt repurchased by the Company matured in 2009, 2011, 2013, 2024 and 2035. As a result of these repurchases, the gain is represented as a reduction to interest expense on the Consolidated Statements of Operations.

•	Repurchased 100,000 shares of UDR common stock at an average price per share of $7.98 under our share repurchase programs.

•	Borrowed an additional $434.9 million of secured debt, which consisted of $293.4 million on our Fannie Mae credit facilities, $63.2 million additional secured variable rate debt and $78.3 million additional construction loans.

•	Initiated an “At the Market” equity distribution program pursuant to which we may sell up to 15 million shares of common stock from time to time to or through sales agents, by means of ordinary brokers’ transactions on the New York Stock Exchange at prevailing market prices at the time of sale, or as otherwise agreed with the applicable agent. As of September 30, 2009, the Company sold 2,269,400 shares of common stock under the program at an average price per share of $14.89, for aggregate net proceeds of approximately $33.0 million.
Credit Facilities
As of September 30, 2009, we have secured revolving credit facilities with Fannie Mae with an aggregate commitment of $1.4 billion with $321.9 million available. The Fannie Mae credit facilities are for an initial term of 10 years, through October 1, 2019, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at our option. We have $861.7 million of the funded balance fixed at a weighted average interest rate of 5.4% and $260.9 million of the remaining funded balance on these facilities is currently at a weighted average variable rate of 1.7%.
We have a $600 million unsecured revolving credit facility that matures on July 26, 2012. Under certain circumstances, we may increase the $600 million credit facility to $750 million. Based on our current credit rating, the $600 million credit facility carries an interest rate equal to LIBOR plus a spread of 47.5 basis points. Under a competitive bid feature and for so long as we maintain an investment grade rating, we have the right under the $600 million credit facility to bid out 50% of the commitment amount and we can bid out 100% of the commitment amount once per quarter. As of September 30, 2009, we had $25.0 million of borrowings outstanding under the credit facility leaving $575.0 million of unused capacity.
The Fannie Mae credit facilities and the unsecured revolving credit facility are subject to customary financial covenants and limitations.
Derivative Instruments
As part of UDR’s overall interest rate risk management strategy, we use derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. UDR’s derivative transactions used for interest rate risk management includes interest rate swaps with indexes that relate to the pricing of specific financial instruments of UDR. We believe that we have appropriately controlled our interest rate risk through the use of derivative instruments so that there will not be any material unintended effect on consolidated earnings. Derivative contracts did not have a material impact on the results of operations during the three and nine months ended September 30, 2009 (see Note 9 — Derivatives and Hedging Activity in Notes to Consolidated Financial Statements).

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
The following table outlines our FFO calculation and reconciliation to generally accepted accounting principles for the three and nine months ended September 30, 2009 and 2008 (dollars and shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net (loss)/income attributable to UDR, Inc.	$(37,976)	$(9,914)	$(62,663)	$713,128

Distributions to preferred stockholders	(2,800)	(2,920)	(8,400)	(9,338)
Real estate depreciation and amortization, including discontinued operations	69,695	65,551	207,747	180,493
Non-controlling interest	(1,779)	(450)	(3,175)	48,598
Real estate depreciation and amortization on unconsolidated joint ventures	1,276	1,302	3,584	3,364
Net gains on the sale of depreciable property in discontinued operations, excluding RE3	(555)	(6,566)	(2,440)	(787,555)

Funds from operations (“FFO”) — basic	$27,861	$47,003	$134,653	$148,690

Distribution to preferred stockholders — Series E (Convertible)	931	931	2,793	2,793

Funds from operations — diluted	$28,792	$47,934	$137,446	$151,483

FFO per common share — basic	$0.18	$0.32	$0.86	$1.00

FFO per common share — diluted	$0.18	$0.32	$0.86	$0.99

Write-off of convertible debt premium for repurchases	—	—	3,365	—
Amortization of convertible debt premium	967	1,670	3,316	5,010

Funds from operations as adjusted — diluted	$29,759	$49,604	$144,127	$156,493

FFO as adjusted per common share — diluted	$0.19	$0.33	$0.90	$1.02

Weighted average number of common shares and OP Units outstanding — basic	156,317	146,899	156,001	148,899
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	160,197	151,185	159,357	153,160

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
The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008 (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Weighted average number of common shares and OP units outstanding basic	156,317	146,899	156,001	148,899
Weighted average number of OP units outstanding	(6,317)	(9,570)	(6,953)	(9,633)

Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	150,000	137,329	149,048	139,266

Weighted average number of common shares, OP units, and common stock equivalents outstanding — diluted	160,197	151,185	159,357	153,160
Weighted average number of OP units outstanding	(6,317)	(9,570)	(6,953)	(9,633)
Weighted average incremental shares from assumed conversion of stock options	(705)	(501)	(265)	(492)
Weighted average incremental shares from unvested restricted stock	(139)	(749)	(55)	(733)
Weighted average number of Series E preferred shares outstanding	(3,036)	(3,036)	(3,036)	(3,036)

Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	150,000	137,329	149,048	139,266

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
A presentation of cash flow metrics based on generally accepted accounting principles is as follows for the nine months ended September 30, (dollars in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Net cash provided by operating activities	$189,650	$138,690
Net cash (used in)/provided by investing activities	$(95,707)	$409,522
Net cash used in financing activities	$(81,729)	$(548,570)

Results of Operations
Net (Loss)/Income Attributable to Common Stockholders
Net loss attributable to common stockholders was ($40.8) million (($0.27) per diluted share) for the three months ended September 30, 2009 versus ($9.8) million (($0.07) per diluted share) for the comparable period in the prior year. The increase in the loss for the three months ended September 30, 2009, when compared to the same period in 2008, resulted primarily from the following items, which are discussed in further detail elsewhere within this report:
•	a reduction in the Company’s disposition activities and the associated gains during the three months ended September 30, 2009 relative to the prior year. The Company recognized net gains of $601,000 and $6.7 million during the three months ended September 30, 2009 and 2008, respectively. The Company does not believe it will have significant disposition activity during the remainder of 2009,

•	recognition of a $16.0 million non-cash charge representing an other-than-temporary decline in the fair value of equity investments in two of our unconsolidated joint ventures during the quarter ended September 30, 2009,

•	an increase in depreciation expense primarily due to the Company’s acquisition of operating properties and the completion of redevelopment and development communities in 2008 and 2009,

•	decrease in other income as discussed below under “Other Income,” and

•	a reduction in fees earned for both recurring and non-recurring items related to the Company’s joint ventures.
The decrease in net loss available to common shareholders was partially offset by a slight increase in apartment community net operating income.
Net loss attributable to common stockholders was ($71.1) million (($0.48) per diluted share) for the nine months ended September 30, 2009 as compared to net income of $706.8 million ($5.08 per diluted share) for the comparable period in the prior year. The decrease for the nine months ended September 30, 2009, when compared to the same period in 2008, resulted primarily from the following items, all of which are discussed in further detail elsewhere within this report:
•	a significant decrease in gains recognized from the sale of depreciable property,

•	recognition of a non-cash charge representing an other-than-temporary decline in the fair value of equity investments in its unconsolidated joint ventures during the quarter ended September 30, 2009,

•	a reduction in fees earned for both recurring and non-recurring items related to the Company’s joint ventures,

•	a reduction of interest income from full payment received in May 2009 for a $200.00 million note received in relation to the disposition of 86 properties during 2008,

•	the recognition of an income tax benefit from the Company’s TRS during the nine months ended September 20, 2008,

•	an increase in real estate depreciation and amortization, and

•	a decrease in income attributed to non-controlling interest.
The decrease in net operating income available to common shareholders was partially offset by the following:
•	a decrease in interest expense due to a reduction in corporate debt and the Company recording a gain on extinguishment of debt on the repurchase of a portion of our outstanding senior unsecured notes, which is presented as a reduction to interest expense,

•	a slight increase in apartment community net operating income, and

•	a decrease in income attributed to non-controlling interest.
Apartment Community Operations
The following table summarizes the operating performance of our total apartment portfolio for each of the periods presented (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	% Change	2009	2008	% Change

Property rental income	$148,344	$145,854	1.7%	$446,823	$451,411	-1.0%
Property operating expense (a)	(52,189)	(51,137)	2.1%	(152,553)	(158,451)	-3.7%

Property net operating income	$96,155	$94,717	1.5%	$294,270	$292,960	0.4%

(a)	Excludes depreciation, amortization and property management expenses.
The following table is our reconciliation of property NOI to net income/(loss) attributable to UDR, Inc. as reflected on the Consolidated Statements of Operations for the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Property net operating income	$96,155	$94,717	$294,270	$292,960
Other net operating income	2,041	883	4,364	4,867
Non-property income, net	1,627	9,969	10,609	21,286
Hurricane related expenses	—	(833)	(127)	(833)
Real estate depreciation and amortization	(69,695)	(65,551)	(207,747)	(180,493)
Interest, net	(38,640)	(39,003)	(103,025)	(117,408)
General and administrative and property management	(13,058)	(13,890)	(40,249)	(42,008)
Other expenses	(1,172)	(1,153)	(4,437)	(3,189)
Other depreciation and amortization	(858)	(1,140)	(3,730)	(3,013)
Loss from unconsolidated entities	(16,742)	(1,897)	(18,187)	(3,286)
Tax (expense)/benefit for the TRS	(14)	829	(65)	5,743
Net gain on sale of land and depreciable property	601	6,705	2,486	787,100
Non-controlling interests	1,779	450	3,175	(48,598)

Net (loss)/income per the Consolidated Statements of Operations attributable to UDR, Inc.	$(37,976)	$(9,914)	$(62,663)	$713,128

Same Communities
Our same communities (those communities acquired, developed, and stabilized prior to July 1, 2008, and held on September 30, 2009, which consisted of 35,111 apartment homes) provided 81% of our property net operating income for the three months ended September 30, 2009.
For the third quarter of 2009, same community properties’ net operating income decreased 3.7% or $3.0 million compared to the same period in 2008. The decrease in property NOI was primarily attributable to a 3.0% or $3.7 million decrease in property rental income. This decrease in property rental income was primarily driven by a 3.6% decrease in total income per occupied home from $1,211 in 2008 to $1,167 in 2009. Physical occupancy increased from 95.0% to 95.6% during the same period.
Property operating expenses decreased by 1.6% or $652,000 during the third quarter of 2009 compared to the same period in 2008. The decrease in property operating expenses was primarily driven by a 7.2% or $194,000 decrease in administrative and marketing expense, a $217,000 or 3.4% decrease in utilities, a $257,000 or 3.9% decrease in repairs and maintenance expense, and a 15.0% or $361,000 decrease in insurance expense. These decreases were partially offset by a 3.2% or $376,000 increase in real estate taxes.

Our same communities (those communities acquired, developed, and stabilized prior to January 1, 2008, and held on September 30, 2009, which consisted of 33,166 apartment homes) provided 76% of our property NOI for the nine months ended September 30, 2009.
For the nine months ended September 30, 2009, our same communities’ NOI decreased 1.0% or $2.4 million compared to the same period in 2008. The decrease in property NOI is primarily attributable to a $4.2 million, or 1.3%, decrease in property rental income partially offset by a $1.9 million, or 1.7%, decrease in expenses.
The decrease in rental revenues was primarily due to a 1.9% decrease in total income per occupied home from $1,179 in 2008 to $1,157 in 2009, and an increase of 48.3% or $680,000 in bad debt expense. This decrease was partially offset by a 3.4%, or $835,000, increase in fee income and other reimbursements. Physical occupancy also increased slightly from 94.8% to 95.4%.
The decrease in expense was primarily due to a 5.1% or $911,000 decrease in repairs and maintenance expense, a 2.3% or $630,000 decrease in personnel costs, and a 10.6% or $796,000 decrease in administrative and marketing expenses. These decreases were partially offset by a 2.0% or $662,000 increase in real estate taxes.
Non-Mature/Other Communities
The remaining 19% or $17.9 million and 24% or $70.6 million of our property NOI during the three and nine months ended September 30, 2009, was generated from communities that we classify as “non-mature/other communities.” UDR’s non-mature communities consist primarily of sold properties, properties classified as real estate held for disposition, communities acquired or developed in 2008 and 2009, redevelopment properties, and condominium properties. The largest components of our non-mature portfolio for the three and nine months ended September 30, 2009 are our acquired and redevelopment communities.
The acquired communities contributed NOI of $8.9 million and $40.6 million for the three and nine months ended September 30, 2009, respectively. The redevelopment communities contributed NOI of $4.9 million and $19.1 million for the three and nine months ended September 30, 2009.
Other Income
For the three and nine months ended September 30, 2009, significant amounts reflected in other income include: interest income and discount amortization from an interest in a convertible debt security and fees earned for both recurring and non-recurring items related to the Company’s joint ventures. For the nine months ended September 30, 2009, other income also included interest income from a note for $200 million that the Company received related to the disposition of 86 properties during 2008. In May 2009, the $200 million note was paid in full plus accrued and unpaid interest thereon in the amount of $123,287.
Real Estate Depreciation and Amortization
For the three and nine months ended September 30, 2009, real estate depreciation and amortization on both continuing and discontinued operations increased 6.3% or $4.1 million and 15.1% or $27.3 million, respectively versus the comparable period in 2008, primarily due to acquisitions during 2008 and capital expenditures. As part of the Company’s acquisition activity a portion of the purchase price is allocated to intangible assets and are typically amortized over a period of less than one year.

Interest Expense
For the three and nine months ended September 30, 2009, interest expense on both continuing and discontinued operations decreased 0.9% or $363,000 and 12.3% or $14.4 million, respectively, as compared to the comparable period in 2008. The decreases are primarily due to increased gains recognized on debt extinguishment upon the redemption of unsecured notes and convertible debt and the reduction of the weighted average interest rate from 5.0% in 2008 to 4.5% in 2009. The decrease in the weighted average interest rate in 2009 reflects short-term bank borrowings and variable rate debt that had lower interest rates in 2009 when compared to the same period in 2008.
General and Administrative
For the three months ended September 30, 2009, general and administrative expenses decreased $911,000 or 9.3% and $1.7 million or 5.9%, respectively, as compared to the comparable period in 2008. The variances were due to a number of factors, none of which were significant.
Loss from Unconsolidated Entities
For the three and nine months ended September 30, 2009, loss from unconsolidated entities increased $14.8 million or 783% and $14.9 million and 453%, respectively, as compared to the comparable period in 2008. The increase in the loss is due to a $16.0 million non-cash charge representing an other-than-temporary decline in the fair value of equity investments in two of our unconsolidated joint ventures during the quarter ended September 30, 2009, in addition, to a reduction in fees earned for both recurring and non-recurring items related to the Company’s joint ventures.
Gains on the Sales of Depreciable Property
For the three months ended September 30, 2009, we recognized after-tax gains for financial reporting purposes of $601,000 versus $6.7 million for the comparable period in 2008. For the nine months ended September 30, 2009, we recognized after-tax gains for financial reporting purposes of $2.5 million versus $806.9 million for the comparable period in 2008. Changes in the level of gains recognized from period to period reflect the changing level of our divestiture activity from period to period, as well as the extent of gains related to specific properties sold.
Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the nine months ended September 30, 2009.
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
See our Annual Report on Form 10-K for the year ended December 31, 2008 “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of September 30, 2009, our market risk has not changed materially from the amounts reported on our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. CONTROLS AND PROCEDURES
As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. In addition, our Chief Executive Officer and our Chief Financial Officer concluded that during the quarter ended September 30, 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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

We Are Subject to Certain Risks Associated with Selling Apartment Communities, Which Could Limit Our Operational and Financial Flexibility. We have periodically disposed of apartment communities that no longer meet our strategic objectives, but adverse market conditions may make it difficult to sell apartment communities like the ones we own, and purchasers may not be willing to pay prices acceptable to us. These conditions may limit our ability to dispose of properties and to change our portfolio promptly in order to meet our strategic objectives, which may in turn have a materially adverse effect on our financial condition and the market value of our securities. We are also subject to the following risks in connection with sales of our apartment communities:
•	a significant portion of the proceeds from our overall property sales may be held by intermediaries in order for some sales to qualify as like-kind exchanges under Section 1031 of the Internal Revenue Code, so that any related capital gain can be deferred for federal income tax purposes. As a result, we may not have immediate access to all of the cash flow generated from our property sales; and

•	federal tax laws limit our ability to profit on the sale of communities that we have owned for less than two years, and this limitation may prevent us from selling communities when market conditions are favorable.
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

Failure to Succeed in New Markets May Limit Our Growth. We have acquired in the past, and we may acquire in the future if appropriate opportunities arise, apartment communities that are outside of our existing markets. Entering into new markets may expose us to a variety of risks, and we may not be able to operate successfully in new markets. These risks include, among others:
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
Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of September 30, 2009, we had approximately $561.2 million of variable rate indebtedness outstanding, which constitutes approximately 17.1% of our total outstanding indebtedness as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of our common and preferred stock and debt securities.
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

If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, and would not be allowed to deduct dividends paid to our stockholders in computing our taxable income. Also, unless the Internal Revenue Service granted us relief under certain statutory provisions, we would be disqualified from treatment as a REIT for the two taxable years following the year in which we first failed to qualify. The additional tax liability from the failure to qualify as a REIT would reduce or eliminate the amount of cash available for investment or distribution to our stockholders. This would likely have a significant adverse effect on the value of our securities and our ability to raise additional capital. In addition, we would no longer be required to make distributions to our stockholders. Even if we continue to qualify as a REIT, we will continue to be subject to certain federal, state and local taxes on our income and property.
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
The market price per share of our common stock may decline or fluctuate significantly in response to many factors, including:
•	general market and economic conditions,

•	actual or anticipated variations in our quarterly operating results or dividends or our payment of dividends in shares of our stock,

•	changes in our funds from operations or earnings estimates,

•	difficulties or inability to access capital or extend or refinance existing debt,

•	decreasing (or uncertainty in) real estate valuations,

•	publication of research reports about us or the real estate industry,

•	the general reputation of real estate investment trusts and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate-based companies),

•	general stock and bond market conditions, including changes in interest rates on fixed income securities, that may lead prospective purchasers of our stock to demand a higher annual yield from future dividends,

•	a change in analyst ratings,

•	adverse market reaction to any additional debt we incur in the future,

•	speculation in the press or investment community,

•	terrorist activity which may adversely affect the markets in which our securities trade, possibly increasing market volatility and causing the further erosion of business and consumer confidence and spending,

•	governmental regulatory action and changes in tax laws, and

•	the issuance of additional shares of our common stock, or the perception that such sales might occur, including under our at-the-market sales agreement.

Many of the factors listed above are beyond our control. These factors may cause the market price of shares of our common stock to decline, regardless of our financial condition, results of operations, business or our prospects.
We May Change the Dividend Policy for Our Common Stock in the Future. The decision to declare and pay dividends on our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our Board of Directors and will depend on our earnings, funds from operations, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our indebtedness, the annual distribution requirements under the REIT provisions of the Code, state law and such other factors as our Board of Directors considers relevant. Any change in our dividend policy could have a material adverse effect on the market price of our common stock.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchase of Equity Securities
In February 2006, our Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. As reflected in the table below, no shares of common stock were repurchased under these programs during the quarter ended September 30, 2009. For the nine months ended September 30, 2009, the Company repurchased 100,000 shares of our common stock under these programs.

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as	that May Yet
	Total Number	Average	Part of Publicly	Be Purchased
	of Shares	Price	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs (1)
Beginning Balance	9,967,490	$22.00	9,967,490	15,032,510
July 1, 2009 through July 31, 2009	—	—	—	15,032,510
August 1, 2009 through August 31, 2009	—	—	—	15,032,510
September 1, 2009 through September 30, 2009	—	—	—	15,032,510

Balance as of September 30, 2009	9,967,490	$22.00	9,967,490	15,032,510

(1)	This number reflects the number of shares that were available for purchase under our 10 million share repurchase program in effect on December 31, 2007 and our 15 million share repurchase program announced on January 31, 2008.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5. OTHER INFORMATION
There is no other information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2009 that was not previously disclosed in a Form 8-K.
Item 6. EXHIBITS
The exhibits filed or furnished with this report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc.
(registrant)
Date: November 3, 2009	/s/ David L. Messenger
David L. Messenger
Senior Vice President and Chief Financial Officer (duly authorized officer, principal financial officer and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1
Supplemental Indenture dated August 20, 2009, by and between the Company and U.S. Bank National Association, as trustee, to the Company’s Indenture dated as of April 1, 1994 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 20, 2009 and filed with the Securities and Exchange Commission on August 21, 2009, Commission File No. 1-10524).

4.2	Indenture dated as of April 1, 1994 (incorporated by reference to Exhibit 4(ii)(f)(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, Commission File No. 1-10524)

10.1
Sales Agreement dated September 15, 2009, among the Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 15, 2009, Commission File No. 1-10524).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

99.1	Third Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P.