Form 10-K
period 2009-12-31
UDR, Inc.
filed 2010-02-25
CIK 74208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the shares of common stock held by non-affiliates on June 30, 2009 was approximately $936.4 million. This calculation excludes shares of common stock held by the registrant’s officers and directors and each person known by the registrant to beneficially own more than 5% of the registrant’s outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose. As of February 19, 2010 there were 156,058,930 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 14, 2010.

PART I

Item 1.	BUSINESS

General

UDR, Inc. is a self administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities nationwide. At December 31, 2009, our consolidated apartment portfolio included 165 communities located in 23 markets, with a total of 45,913 completed apartment homes. In addition, we have an ownership interest in 3,992 apartment homes through our unconsolidated joint ventures.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, which we refer to in this Report as the “Code”. To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gains) to our stockholders annually. As a qualified REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on our net income to the extent we distribute such net income to our stockholders annually. In 2009, we declared total distributions of $0.845 per common share. Dividends paid in 2009 include a special dividend of $0.96 per common share that was declared in the fourth quarter of 2008 and paid to our common stockholders in the first quarter of 2009. Beginning with the dividend declared in the second quarter of 2009, we reduced the regularly declared quarterly dividend on our common stock to $0.18 per share in order to increase our retained capital.

	Dividends Declared in 2009	Dividends Paid in 2009

First Quarter	$0.305	$1.290
Second Quarter	0.180	0.305
Third Quarter	0.180	0.180
Fourth Quarter	0.180	0.180

Total	$0.845	$1.955

We were formed in 1972 as a Virginia corporation. In June 2003, we changed our state of incorporation from Virginia to Maryland. Our corporate offices are located at 1745 Shea Center Drive, Suite 200, Highlands Ranch, Colorado. As of February 12, 2010, we had 1,280 full-time employees and 83 part-time employees.

Our subsidiaries include two operating partnerships, Heritage Communities L.P., a Delaware limited partnership, and United Dominion Realty L.P., a Delaware limited partnership, and RE3, our subsidiary that focuses on development, land entitlement and short-term hold investments. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” “the Company,” or “UDR” refer collectively to UDR, Inc. its subsidiaries, and its consolidated joint ventures.

Business Objectives

Our principal business objective is to maximize the economic returns of our apartment communities to provide our stockholders with the greatest possible total return and value. To achieve this objective, we intend to continue to pursue the following goals and strategies:

•	own and operate apartments in markets that have the best growth prospects based on favorable job formation and low home affordability, thus enhancing stability and predictability of returns to our stockholders;

•	manage real estate cycles by taking an opportunistic approach to buying, selling, renovating, and building apartment communities;

•	empower site associates to manage our communities efficiently and effectively;

•	measure and reward associates based on specific performance targets; and

•	manage our capital structure to help enhance predictability of earnings and dividends.

2009 Accomplishments

•	Repaid $159.6 million of secured debt and $658.2 million of unsecured debt (represents the notional amount of debt repaid and excludes the gain on extinguishment). The $658.2 million of unsecured debt includes the prepayment of our $240 million term loan, $141.9 million for maturing medium-term notes and $276.3 million for the repurchase of unsecured debt. The unsecured debt repurchases includes the tender offer of $37.5 million in aggregate principle amount of our 8.50%, debentures due September 15, 2024 for $41.2 million of cash.

•	We repurchased unsecured debt with a notional amount of $238.9 million for $222.3 million, which is included in the $658.2 million above, resulting in a gain on extinguishment of $9.8 million, net of deferred finance charges. The unsecured debt repurchased by the Company matured in 2009, 2011, 2013, 2024 and 2035.

•	We closed on a $200 million secured credit facility. At December 31, 2009, $106.9 million of the amount drawn under the facility matures October 2019 and carries a fixed rate of 5.38% and $88.9 million of the amount drawn under the facility matures December 2019 and carries a fixed interest rate of 5.16%. The Company has one year from September 11, 2009 to draw on the remaining $4.2 million of capacity.

•	Initiated an “At the Market” equity distribution program pursuant to which we may sell up to 15 million shares of common stock from time to time to or through sales agents, by means of ordinary brokers’ transactions on the New York Stock Exchange at prevailing market prices at the time of sale, or as otherwise agreed with the applicable agent. As of December 31, 2009, the Company sold 4,460,032 shares of common stock under the program at an average price per share of $15.48, for aggregate gross proceeds of approximately $69.1 million. Aggregate net proceeds from such sales, after deducting commissions paid to the sales agents of approximately $1.4 million and related issuance costs of approximately $500,000, were approximately $67.2 million.

•	We established a joint venture with Kuwait Finance House for the investment of up to $450.0 million in multifamily properties located in key, high barrier to entry markets.

•	We acquired a newly constructed community with 289 units located in Dallas, Texas for approximately $28.5 million.

•	We completed development on three wholly-owned communities with 831 apartment homes at a total cost of $119.5 million.

UDR’s Strategies and Vision

UDR previously announced its vision to be the innovative multifamily public real estate investment of choice. We identified the following strategies to guide decision-making and growth:

1. Strengthen our portfolio

2. Continually improve operations

3. Maintain access to low-cost capital

Strengthen our Portfolio

UDR is focused on increasing its presence in markets with favorable job formation, low single-family home affordability, and a favorable demand/supply ratio for multifamily housing. Portfolio decisions consider third-party research, taking into account job growth, multifamily permitting and housing affordability.

In 2008, UDR sold a portfolio of properties in 86 communities for total consideration of approximately $1.7 billion. This portfolio sale dramatically accelerated our transformation to focus on markets that have the best growth prospects based on favorable job formation and low single-family home affordability. At

December 31, 2009, approximately 56.8% of the Company’s same store net operating income was provided by our communities located in California, Metropolitan Washington, D.C., Oregon and Washington State.

Acquisitions and Dispositions

During 2009, in conjunction with our strategy to strengthen our portfolio, UDR acquired a new constructed community with 289 apartment homes for approximately $28.5 million. UDR targets apartment community acquisitions in markets where job growth expectations are favorable, single-family home affordability is low, and the demand/supply ratio for multi-family housing is favorable.

When evaluating potential acquisitions, we consider:

•	population growth, cost of alternative housing, overall potential for economic growth and the tax and regulatory environment of the community in which the property is located;

•	geographic location, including proximity to jobs, entertainment, transportation, and our existing communities which can deliver significant economies of scale;

•	construction quality, condition and design of the community;

•	current and projected cash flow of the property and the ability to increase cash flow;

•	potential for capital appreciation of the property;

•	ability to increase the value and profitability of the property through upgrades and repositioning;

•	terms of resident leases, including the potential for rent increases;

•	occupancy and demand by residents for properties of a similar type in the vicinity;

•	prospects for liquidity through sale, financing, or refinancing of the property; and

•	competition from existing multifamily communities and the potential for the construction of new multifamily properties in the area.

We regularly monitor our assets to increase the quality and performance of our portfolio. Factors we consider in deciding whether to dispose of a property include:

•	current market price for an asset compared to projected economics for that asset;

•	potential increases in new construction in the market area;

•	areas where the economy is not expected to grow substantially; and

•	markets where we do not intend to establish long-term concentration.

We did not have any dispositions of properties in 2009.

The following table summarizes our apartment community acquisitions, apartment community dispositions, and our year-end ownership position for the past five years (dollars in thousands):

	2009	2008	2007	2006	2005

Homes acquired	289	4,558	2,671	2,763	2,561
Homes disposed	—	25,684	7,125	7,653	6,352
Homes owned at December 31	45,913	44,388	65,867	70,339	74,875
Total real estate owned, at cost	$6,315,047	$5,831,753	$5,956,481	$5,820,122	$5,512,424

Development Activities

The following wholly owned projects were under development as of December 31, 2009:

	Number of	Completed	Cost to	Budgeted	Estimated	Expected
	Apartment	Apartment	Date	Cost	Cost	Completion
	Homes	Homes	(In thousands)	(In thousands)	Per Home	Date

Tribute
Raleigh, NC	359	—	$42,644	$46,500	$129,526	1Q10
Belmont Dallas, TX	465	176	62,516	62,900	135,269	2Q10
Vitruvian Park Addison, TX	392	—	59,432	66,500	169,643	3Q10
Signal Hill Woodbridge, VA	360	—	52,323	82,700	229,722	3Q10

	1,576	176	$216,915	$258,600	$164,086

Redevelopment Activities

During 2009, we continued to reposition properties in targeted markets where we concluded there was an opportunity to add value. During the year ended December 31, 2009, we incurred $33.5 million in major renovations, which include major structural changes and/or architectural revisions to existing buildings.

Joint Venture Activities

The Company has an interest in a consolidated joint venture, which has the following project under development as of December 31, 2009 (amounts are based on 100% ownership interest):

	Number of	Completed	Cost to	Budgeted	Estimated	Expected
	Apartment	Apartment	Date(a)	Cost	Cost	Completion
	Homes	Homes	(In thousands)	(In thousands)	Per Home	Date

Elements Too Bellevue, WA	274	259	$120,057	$123,000	$369,343	1Q10

(a)	This represents cost incurred to date and does not include fair value and other-than-temporary decline in value adjustments.

On October 16, 2009, our partner in the joint venture, noted in the table above, resigned as managing member and appointed UDR as managing member. In addition, our partner relinquished its voting rights and approval rights and its ability to substantively participate in the decision-making process of the joint venture. As a result of UDR’s control of the joint venture, the Company is required to consolidate the joint venture. On December 30, 2009, UDR entered into an agreement with our partner to purchase its 49% interest in Elements Too for $3.2 million (outstanding at December 31, 2009). Upon the closing of the agreement, the Company’s equity interest in Elements Too will be 98%.

UDR is a partner with an unaffiliated third party in a joint venture (“989 Elements”) which owns and operates a 23-story, 166 home high-rise apartment community in the central business district of Bellevue, Washington. At closing, UDR owned 49% of the joint venture. Our initial investment was $11.8 million. On December 30, 2009, UDR entered into an agreement with our partner to purchase its 49% interest in 989 Elements for $7.8 million (outstanding at December 31, 2009). Concurrently, our partner resigned as managing member and appointed UDR as managing member. In addition, our partner relinquished its voting rights and approval rights and its ability to substantively participate in the decision-making process of the joint venture. At closing, the Company’s equity interest in 989 Elements will increase to 98%.

UDR is a partner with an unaffiliated third party in a joint venture (“Bellevue Plaza”) which owns an operating retail site in Bellevue, Washington. The Company initially planned to develop a 430 home high rise apartment building with ground floor retail on an existing operating retail center. However, during the year ended December 31, 2009, the joint venture decided to continue to operate the retail property as opposed to developing a high rise apartment building on the site. On December 30, 2009, UDR entered into an agreement with our partner to purchase its 49% interest in Bellevue Plaza for $5.2 million (outstanding at December 31, 2009). In addition, our partner resigned as managing member and appointed UDR as managing member. Concurrent with its resignation, our partner relinquished its voting rights and approval rights and its ability to substantively participate in the decision-making process of the joint venture. At closing, the Company’s equity interest in Bellevue Plaza will increase from 49% to 98%.

For additional information regarding these consolidated joint ventures, see Note 4 “Joint Ventures” to the Consolidated Financial Statements included in this Report.

During 2009, the Company established a joint venture with Kuwait Finance House for the investment of up to $450.0 million in multifamily properties located in key, high barrier to entry markets. The partners will contribute equity of $180.0 million of which the Company’s maximum equity contribution will be 30% or $54.0 million when fully invested. At closing, we owned 30% of the joint venture. Our investment at December 31, 2009 was $242,000. At December 31, 2009, the joint venture did not own any multi-family properties. The joint venture intends to be fully invested over a two year investment period, and the Company will receive asset and property management fees from the jont venture.

Continually Improve Operations

The Company continues to make progress on automating its business as a way to drive operating efficiencies and to better meet the changing needs of our residents. Since its launch in January 2009, UDR residents have been utilizing the resident internet portal on our website. UDR’s residents have access to conduct business with us 24 hours a day, 7 days a week to pay rent on line and to submit service requests. As a result of transforming operations through technology our residents get the convenience they want and our operating teams have become more efficient. These improvements in adopting the web as a way to conduct business with the Company have also resulted in a decline in marketing and advertising costs and improved cash management.

During 2009, UDR continually enhanced www.udr.com and individual community websites through deploying an innovative customized room painter selection program, apartment floor selector application, and updating the websites source code to make the webpages load faster. In addition to improvements to UDR.com, we also added an augmented reality apartment search application, an iPhone apartment search application and soon to be released Android, BlackBerry and Palm Pre apartment search applications. These enhancements have increased overall web visitor traffic to over 1.9 million visitors and almost 1.2 million organic search engine visitors which contributed to a 78% year-over-year lead stream increase.

Maintaining Access to Low-Cost Capital

We seek to maintain a capital structure that allows us to seek, and not just react to, opportunities available in the marketplace. We have structured our borrowings to stagger our debt maturities and to be able to opportunistically access both secured and unsecured debt.

Special Dividend

On November 5, 2008, our Board of Directors declared a dividend on a pre-adjusted basis of $1.29 per share (“the Special Dividend”). The Special Dividend was paid on January 29, 2009 to stockholders of record on December 9, 2008. The dividend represented the Company’s fourth quarter recurring distribution of $0.33 per share and an additional special distribution of $0.96 per share due to taxable income arising from our dispositions occurring during the year. Subject to the Company’s right to pay the entire Special Dividend in cash, stockholders had the option to make an election to receive payment in cash or in shares, however, the aggregate amount of cash payable to stockholders, other than cash payable in lieu of fractional shares, would not be less than $44.0 million.

The Special Dividend, totaling $177.1 million, was paid on 137,266,557 shares issued and outstanding on the record date. Approximately $133.1 million of the Special Dividend was paid through the issuance of 11,358,042 shares of common stock, which was determined based on the volume weighted average closing sales price of our common stock of $11.71 per share on the NYSE on January 21, 2009 and January 22, 2009. In January 2010, the Financial Accounting Standards Board’s (“FASB”) issued Accounting Standards Update 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU 2010-01”), which considers distributions that contain components of cash and stock and allows shareholders to select their preferred form of distribution as a stock dividend. Such a distribution is treated as a stock issuance on the date the dividend is paid. At December 31, 2008, the Company accrued $133.1 million of distribution payable related to the Special Dividend. ASU 2010-01 is effective for the Company on December 15, 2009 and should be applied on a retrospective basis. As a result, the Company reversed the effect of the issuance of additional shares of common stock pursuant to the Special Dividend, which was retroactively reflected in each of the historical periods presented within the Company’s Form 8-K filed with the Securities and Exchange Commission, or the “SEC” on May 22, 2009, and effectively issued these shares on January 29, 2009 (the payment date of the Special Dividend).

Financing Activities

As part of our plan to strengthen our capital structure, we utilized proceeds from debt and equity offerings and refinancings to extend maturities, pay down existing debt, and acquire apartment communities. The following is a summary of our major financing activities in 2009:

•	Repaid $159.6 million of secured debt and $658.2 million of unsecured debt (represents the notional amount of debt repaid and excludes the gain on extinguishment). The $658.2 million of unsecured debt includes the prepayment of our $240 million term loan, $141.9 million for maturing medium-term notes and $276.3 million for the repurchase of unsecured debt. The unsecured debt repurchases includes the tender offer of $37.5 million in aggregate principle amount of our 8.50% debentures due September 15, 2024 for $41.2 million of cash.

•	Repurchased unsecured debt with a notional amount of $238.9 million for $222.3 million, which is included in the $658.2 million above, resulting in a gain on extinguishment of $9.8 million, net of deferred finance charges. The unsecured debt repurchased by the Company matured in 2009, 2011, 2013, 2024 and 2035.

•	Closed on a $200 million secured credit facility. At December 31, 2009, $106.9 million of the amount drawn under the facility matures October 2019 and carries a fixed rate of 5.38% and $88.9 million of the amount drawn under the facility matures December 2019 and carries a fixed interest rate of 5.16%. The Company has one year from September 11, 2009 to draw on the remaining $4.2 million of capacity.

•	Repurchased 997,738 shares of our 6.75% Series G Cumulative Redeemable Preferred Stock for $21.5 million, less than their liquidation value of $24.9 million.

•	Initiated an “At the Market” equity distribution program pursuant to which we may sell up to 15 million shares of common stock from time to time to or through sales agents, by means of ordinary brokers’ transactions on the New York Stock Exchange at prevailing market prices at the time of sale, or as otherwise agreed with the applicable agent. As of December 31, 2009, the Company sold 4,460,032 shares of common stock under the program at an average price per share of $15.48, resulting in gross proceeds of approximately $69.1 million. Aggregate net proceeds from such sales, after deducting commissions paid to the sales agents of approximately $1.4 million and related issuance costs of approximately $500,000, were approximately $67.2 million.

Markets and Competitive Conditions

At December 31, 2009, 56.8% of the Company’s same store net operating income was generated from apartment homes located in California, Metropolitan Washington D.C., Oregon, and Washington State. We

believe that this diversification increases investment opportunity and decreases the risk associated with cyclical local real estate markets and economies, thereby increasing the stability and predictability of our earnings.

Competition for new residents is generally intense across all of our markets. Some competing communities offer features that our communities do not have. Competing communities can use concessions or lower rents to obtain temporary competitive advantages. Also, some competing communities are larger or newer than our communities. The competitive position of each community is different depending upon many factors including sub-market supply and demand. In addition, other real estate investors compete with us to acquire existing properties and to develop new properties. These competitors include insurance companies, pension and investment funds, public and private real estate companies, investment companies and other public and private apartment REITs, some of which may have greater resources, or lower capital costs, than we do.

We believe that, in general, we are well-positioned to compete effectively for residents and investments. We believe our competitive advantages include:

•	a fully integrated organization with property management, development, redevelopment, acquisition, marketing, sales and financing expertise;

•	scalable operating and support systems, which include automated systems to meet the changing electronic needs of our residents and to effectively focus on our Internet marketing efforts;

•	purchasing power;

•	geographic diversification with a presence in 23 markets across the country; and

•	significant presence in many of our major markets that allows us to be a local operating expert.

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

Communities

At December 31, 2009, our apartment portfolio included 165 consolidated communities having a total of 45,913 completed apartment homes and an additional 1,415 under development. The overall quality of our portfolio enables us to raise rents and to attract residents with higher levels of disposable income who are more likely to accept the transfer of expenses, such as water and sewer costs, from the landlord to the resident. In addition, it potentially reduces recurring capital expenditures per apartment home, and therefore should result in increased cash flow in the future.

Same Community Comparison

We believe that one pertinent qualitative measurement of the performance of our portfolio is tracking the results of our same store community’s net operating income (“NOI”), which is total rental revenue, less rental expenses excluding property management and other operating expenses. Our same store population are operating communities which we own and have stabilized occupancy, revenues and expenses as of the beginning of the prior year. For the year ended December 31, 2009, our same store NOI decreased by $6.6 million or 2.2% compared to the prior year. The decrease in NOI for the 33,166 apartment homes which make up the same store population was driven by a decrease in revenue rental rates which was partially offset by increased occupancy and a decrease in expenses.

Revenue growth in 2010 may be impacted by general adverse conditions affecting the economy, reduced occupancy rates, increased rental concessions, increased bad debt and other factors which may adversely impact our ability to increase rents.

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

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the year ended December 31, 2009.

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

Insurance

We carry comprehensive general liability coverage on our communities, with limits of liability customary within the industry to insure against liability claims and related defense costs. We are also insured, with limits of liability customary within the industry, against the risk of direct physical damage in amounts necessary to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period.

Executive Officers of the Company

The following table sets forth information about our executive officers as of February 15, 2010. The executive officers listed below serve in their respective capacities at the discretion of our Board of Directors.

Name	Age	Office	Since

Thomas W. Toomey	49	Chief Executive Officer, President and Director	2001
Warren L. Troupe	56	Senior Executive Vice President	2008
W. Mark Wallis	59	Senior Executive Vice President	2001
Richard A Giannotti	54	Executive Vice President — Redevelopment	1985
Matthew T. Akin	42	Senior Vice President — Acquisitions & Dispositions	1994
Mark M. Culwell, Jr.	58	Senior Vice President — Development	2006
Jerry A. Davis	47	Senior Vice President — Property Operations	2008
David L. Messenger	39	Senior Vice President — Chief Financial Officer	2008
Katie Miles-Ley	48	Senior Vice President — Human Resources	2007
Thomas A. Spangler	49	Senior Vice President — Business Development	1998
S. Douglas Walker	54	Senior Vice President — Transactions	2006

Set forth below is certain biographical information about our executive officers.

Mr. Toomey spearheads the vision and strategic direction of the Company and oversees its executive officers. He joined us in February 2001 as President, Chief Executive Officer and Director. Prior to joining us, Mr. Toomey was with Apartment Investment and Management Company (AIMCO), where he served as Chief Operating Officer for two years and Chief Financial Officer for four years. During his tenure at AIMCO, Mr. Toomey was instrumental in the growth of AIMCO from 34,000 apartment homes to 360,000 apartment homes. He has also served as a Senior Vice President at Lincoln Property Company, a national real estate development, property management and real estate consulting company, from 1990 to 1995. He currently serves as a member of the board of the National Association of Real Estate Investment Trusts (NAREIT), the National Multi Housing Council (NMHC), a member of the Real Estate Roundtable, a member of the Pension Real Estate Association (PREA), an Urban Land Institute Governor and a trustee of the Oregon State University Foundation.

Mr. Troupe oversees all financial, treasury, tax and legal functions of the Company. He joined us in March 2008 as Senior Executive Vice President. In May 2008, he was appointed the Company’s Corporate Compliance Officer and in October 2008 he was named the Company’s Corporate Secretary. Prior to joining us, Mr. Troupe was a partner with Morrison & Forester LLP from 1997 to 2008, where his practice focused on all aspects of corporate finance including, but not limited to, public and private equity offerings, traditional loan structures, debt placements to subordinated debt financings, workouts and recapitalizations. While at Morrison & Forester LLP he represented both public and private entities in connection with merger and acquisition transactions, including tender offers, hostile proxy contests and negotiated acquisitions. He currently serves as a member of NMHC and a member of PREA.

Mr. Wallis oversees the areas of acquisitions, dispositions, asset quality and development. He joined us in April 2001 as Senior Executive Vice President responsible for acquisitions, dispositions, development and redevelopment. Prior to joining us, Mr. Wallis was the President of Golden Living Communities, a company he established in 1995 to develop senior housing. From 1980 to 1995, Mr. Wallis was Executive Vice President of Finance and Administration at Lincoln Property Company where he handled interim and permanent financing for office, retail, multi-family and mixed-use developments. His responsibilities also included the negotiation of acquisitions, dispositions, and management contracts, and he oversaw the direction of the national accounting and computer services divisions. He currently serves as a member of the Board for NMHC and serves on the Board of Trustees for Harding University.

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

Mr. Walker oversees the Company’s Asset Quality, Kitchen & Bath and sustainability programs in addition to all non-residential owned and leased real estate. He joined us in May 2006 as Senior Vice President — Transactions. He has authored “Green Building” articles for industry publications and has been recognized by the EPA and the Department of Energy for his contributions to the commercial real estate industry. Prior to joining us, Mr. Walker served as a consultant to the multi-family industry.

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

NYSE Certification

On May 19, 2009 our Chief Executive Officer submitted to the New York Stock Exchange the annual certification required by Section 303A.12(a) of the NYSE Listed Company Manual regarding our compliance with NYSE corporate governance listing standards. In addition, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2, respectively, to this Report.

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

We do not expect to acquire apartment communities at the rate we have in prior years, which may limit our growth and have a material adverse effect on our business and the market value of our securities. In the past, other real estate investors, including insurance companies, pension and investment funds, developer partnerships, investment companies and other public and private apartment REITs, have competed with us to acquire existing properties and to develop new properties, and such competition in the future may make it more difficult for us to pursue attractive investment opportunities on favorable terms, which could adversely affect growth.

Development and Construction Risks Could Impact Our Profitability.  In the past we have selectively pursued the development and construction of apartment communities, and we intend to do so in the future as appropriate opportunities arise. Development activities have been, and in the future may be, conducted through wholly owned affiliated companies or through joint ventures with unaffiliated parties. Our development and construction activities are subject to the following risks:

•	we may be unable to obtain construction financing for development activities under favorable terms, including but not limited to interest rates, maturity dates and/or loan to value ratios, or at all which could cause us to delay or even abandon potential developments;

•	we may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, which could result in increased development costs, could delay initial occupancy dates for all or a portion of a development community, and could require us to abandon our activities entirely with respect to a project for which we are unable to obtain permits or authorizations;

•	yields may be less than anticipated as a result of delays in completing projects, costs that exceed budget and/or higher than expected concessions for lease up and lower rents than pro forma;

•	if we are unable to find joint venture partners to help fund the development of a community or otherwise obtain acceptable financing for the developments, our development capacity may be limited;

•	we may abandon development opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring such opportunities;

•	we may be unable to complete construction and lease-up of a community on schedule, or incur development or construction costs that exceed our original estimates, and we may be unable to charge rents that would compensate for any increase in such costs;

•	occupancy rates and rents at a newly developed community may fluctuate depending on a number of factors, including market and economic conditions, preventing us from meeting our profitability goals for that community; and

•	when we sell to third parties communities or properties that we developed or renovated, we may be subject to warranty or construction defect claims that are uninsured or exceed the limits of our insurance.

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

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities.  We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of December 31, 2009, we had approximately $709.2 million of variable rate indebtedness outstanding, which constitutes approximately 20.7% of our total outstanding indebtedness as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of our common and preferred stock and debt securities.

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

REITs May Pay a Portion of Dividends in Common Stock.  In December 2009, the Internal Revenue Service issued Revenue Procedure 2010-12, which expanded previously issued temporary guidance relating to certain stock distributions made by publicly traded REITs to satisfy their tax-related distribution requirements. This expanded temporary guidance is intended to permit REITs to limit cash distributions in order to maintain liquidity during the current downturn in economic conditions. Under this expanded guidance, for stock dividends declared on or after January 1, 2008 and before December 31, 2012, with respect to a taxable year ending on or before December 31, 2011, the Internal Revenue Service will treat a distribution of stock by a publicly traded REIT, pursuant to certain stockholder elections to receive either stock or cash, as a taxable distribution of property, provided that, among other conditions, (i) the total amount of cash available for distribution is not less than 10% of the aggregate declared distribution, and (ii) if too many stockholders elect to receive cash, each stockholder electing to receive cash will receive a pro rata amount of cash corresponding to its respective entitlement under the declaration, but in no event will any such electing stockholder receive less than 10% of the stockholder’s entire entitlement in money. The amount of such stock distribution will generally be treated as equal to the amount of cash that could have been received instead. If we pay a portion of our dividends in shares of our common stock pursuant to this temporary guidance, our stockholders may receive less cash than they received in distributions in prior years and the market value of our securities may decline.

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

The market price per share of our common stock may decline or fluctuate significantly in response to many factors, including:

•	general market and economic conditions,

•	actual or anticipated variations in our quarterly operating results or dividends or our payment of dividends in shares of our stock,

•	changes in our funds from operations or earnings estimates,

•	difficulties or inability to access capital or extend or refinance existing debt,

•	decreasing (or uncertainty in) real estate valuations,

•	publication of research reports about us or the real estate industry,

•	the general reputation of real estate investment trusts and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate-based companies),

•	general stock and bond market conditions, including changes in interest rates on fixed income securities, that may lead prospective purchasers of our stock to demand a higher annual yield from future dividends,

•	a change in analyst ratings,

•	adverse market reaction to any additional debt we incur in the future,

•	speculation in the press or investment community,

•	terrorist activity which may adversely affect the markets in which our securities trade, possibly increasing market volatility and causing the further erosion of business and consumer confidence and spending,

•	governmental regulatory action and changes in tax laws, and

•	the issuance of additional shares of our common stock, or the perception that such sales might occur, including under our at-the-market equity distribution program.

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

At December 31, 2009, our consolidated apartment portfolio included 165 communities located in 23 markets, with a total of 45,913 completed apartment homes.

We lease approximately 39,000 square feet of office space in Highlands Ranch, Colorado, for our corporate headquarters and lease an additional 42,000 square feet for three of our regional offices throughout the country. The table below sets forth a summary of our real estate portfolio by geographic market at December 31, 2009.

SUMMARY OF REAL ESTATE PORTFOLIO BY GEOGRAPHIC MARKET AT DECEMBER 31, 2009

									Average
	Number of	Number of	Percentage of	Carrying			Average		Home Size
	Apartment	Apartment	Carrying	Value	Encumbrances	Cost per	Physical		Square
	Communities	Homes	Value	(In thousands)	(In thousands)	Home	Occupancy		Feet

WESTERN REGION
Orange County, CA	14	4,363	12.7%	$801,467	$327,274	$183,696	95.2%		832
San Francisco, CA	11	2,339	8.4%	530,177	101,167	226,668	92.8%		805
Los Angeles, CA	8	1,678	6.8%	431,197	176,056	256,971	94.0	%(a)	983
Seattle, WA	10	1,891	5.7%	357,192	72,132	188,891	95.4%		889
San Diego, CA	5	1,123	2.7%	173,417	40,352	154,423	95.3%		797
Monterey Peninsula, CA	7	1,565	2.4%	150,928	—	96,440	94.6%		724
Inland Empire, CA	3	1,074	2.4%	149,573	77,208	139,267	94.8%		886
Sacramento, CA	2	914	1.1%	67,384	48,563	73,724	93.4%		820
Portland, OR	3	716	1.1%	68,710	46,933	95,964	95.8%		918
MID-ATLANTIC REGION
Metropolitan DC	12	3,983	11.2%	705,525	192,051	177,134	96.0%		957
Baltimore, MD	10	2,120	3.9%	248,887	93,501	117,400	96.4%		952
Richmond, VA	6	2,211	3.0%	188,152	73,831	85,098	96.1%		966
Norfolk, VA	6	1,438	1.3%	83,015	33,766	57,729	95.5%		1016
Other Mid-Atlantic	5	1,132	1.2%	77,370	—	68,348	96.3%		948
SOUTHEASTERN REGION
Tampa, FL	11	3,804	5.2%	328,956	44,533	86,476	93.6	%(a)	963
Orlando, Fl	11	3,167	4.2%	268,282	87,565	84,712	94.3%		978
Nashville, TN	8	2,260	2.8%	177,600	63,013	78,584	95.6%		933
Jacksonville, FL	5	1,857	2.5%	154,858	15,656	83,391	94.4%		913
Other Florida	4	1,184	1.8%	111,040	40,133	93,784	94.4%		1035
SOUTHWESTERN REGION
Dallas, TX	11	3,464	5.6%	350,999	144,914	101,328	92.8	%(a)	882
Phoenix, AZ	6	1,744	2.7%	168,269	63,460	96,485	75.8	%(a)	970
Austin, TX	2	640	1.3%	87,018	26,162	135,966	93.6%		888
Other Texas	3	811	0.9%	58,291	36,522	71,875	89.3	%(a)	859

Total Operating Communities	163	45,478	90.9%	$5,738,307	$1,804,792	$126,178	93.6%		913

Real Estate Under Development(b)	2	435	5.0%	319,757	162,372
Land		—	2.7%	171,040	—
Other		—	1.4%	85,943	22,270

Total Real Estate Owned	165	45,913	100.0%	$6,315,047	$1,989,434

(a)	Markets include properties in lease up during the year.

(b)	The Company is currently developing four wholly-owned communities and one community held by a consolidated joint venture with 1,415 apartment homes that have not yet been completed.

Item 3.	LEGAL PROCEEDINGS

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

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2009.

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

	2009			2008
			Distributions			Distributions
	High	Low	Declared	High	Low	Declared

Quarter ended March 31,	$14.27	$6.73	$0.31	$25.91	$18.29	$0.33
Quarter ended June 30,	$11.92	$7.93	$0.18	$25.95	$22.11	$0.33
Quarter ended September 30,	$16.23	$9.06	$0.18	$28.50	$21.42	$0.33
Quarter ended December 31,	$17.26	$13.93	$0.18	$25.50	$10.00	$1.29

We declared a Special Dividend on our common stock on November 5, 2008 of $0.96 per share in addition to our quarterly dividend of $0.33 per share, which represented an aggregate dividend of approximately $1.29 per share or $177.1 million. The aggregate amount of cash that the Company paid to stockholders related to the 2008 fourth quarter distribution was $44.0 million. In connection with the Special Dividend the Company issued 11,358,042 shares ($133.1 million) of our common stock to our stockholders on January 29, 2009.

On February 19, 2010, the closing sale price of our common stock was $16.31 per share on the NYSE and there were 5,060 holders of record of the 156,058,930 outstanding shares of our common stock.

We have determined that, for federal income tax purposes, approximately 12% of the distributions for 2009 represented ordinary income, 80% represented long-term capital gain, and 8% represented unrecaptured section 1250 gain.

We pay regular quarterly distributions to holders of our common stock. Future distributions will be at the discretion of our Board of Directors and will depend on our actual funds from operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code, and other factors. The annual distribution payment for calendar year 2009 necessary for us to maintain our status as a REIT was approximately $0.04 per share of common stock. We declared total distributions of $0.85 per share of common stock for 2009.

Series E Preferred Stock

The Series E Cumulative Convertible Preferred Stock (“Series E”) has no stated par value and a liquidation preference of $16.61 per share. Subject to certain adjustments and conditions, each share of the Series E is convertible at any time and from time to time at the holder’s option into one share of our common stock prior to the Special Dividend. The holders of the Series E are entitled to vote on an as-converted basis as a single class in combination with the holders of common stock at any meeting of our stockholders for the election of directors or for any other purpose on which the holders of common stock are entitled to vote. The Series E has no stated maturity and is not subject to any sinking fund or any mandatory redemption. In connection with the Special Dividend, the Company reserved for issuance upon conversion of the Series E additional shares of common stock to which a holder of the Series E would have received if the holder had converted the Series E immediately prior to the record date for the Special Dividend.

Distributions declared on the Series E in 2009 were $1.33 per share or $0.3322 per quarter. The Series E is not listed on any exchange. At December 31, 2009, a total of 2,803,812 shares of the Series E were outstanding.

Series F Preferred Stock

We are authorized to issue up to 20,000,000 shares of our Series F Preferred Stock. Our Series F Preferred Stock may be purchased by holders of our operating partnership units, or OP Units, described below under “Operating Partnership Units,” at a purchase price of $0.0001 per share. OP Unitholders are entitled to subscribe for and purchase one share of our Series F Preferred Stock for each OP Unit held. At December 31, 2009, a total of 2,959,428 shares of the Series F Preferred Stock were outstanding at a value of $296. Holders of the Series F Preferred Stock are entitled to one vote for each share of the Series F Preferred Stock they hold, voting together with the holders of our common stock, on each matter submitted to a vote of securityholders at a meeting of our stockholders. The Series F Preferred Stock does not entitle its holders to any other rights, privileges or preferences.

Series G Preferred Stock

In May 2007, UDR issued 5,400,000 shares of our 6.75% Series G Cumulative Redeemable Preferred Stock (Series G). The Series G has no stated par value and a liquidation preference of $25 per share. The Series G generally has no voting rights except under certain limited circumstances and as required by law. The Series G has no stated maturity and is not subject to any sinking fund or mandatory redemption and is not convertible into any of our other securities. The Series G is not redeemable prior to May 31, 2012. On or after this date, the Series G may be redeemed for cash at our option, in whole or in part, at a redemption price of $25 per share plus accrued and unpaid dividends. During the year ended December 31, 2009, the Company repurchased 997,738 shares of Series G, for less than the liquidation preference of $25 per share resulting in a $2.6 million benefit to our net loss attributable to common stockholders. Distributions declared on the Series G for the year ended December 31, 2009 was $1.69 per share. The Series G is listed on the NYSE under the symbol “UDRPrG.” At December 31, 2009, a total of 3,432,962 shares of the Series G were outstanding.

Dividend Reinvestment and Stock Purchase Plan

We have a Dividend Reinvestment and Stock Purchase Plan under which holders of our common stock may elect to automatically reinvest their distributions and make additional cash payments to acquire additional shares of our common stock. Stockholders who do not participate in the plan continue to receive dividends as declared. As of February 12, 2010, there were approximately 2,900 participants in the plan.

Operating Partnership Units

From time to time we issue shares of our common stock in exchange for operating partnership units (“OP Units”) tendered to our operating partnerships, United Dominion Realty, L.P. and Heritage Communities L.P., for redemption in accordance with the provisions of their respective partnership agreements.

The holder of the OP Units has the right to require United Dominion Realty, L.P. to redeem all or a portion of the OP Units held by the holder in exchange for a cash payment based on the market value of our common stock at the time of redemption. However, United Dominion Realty, L.P.’s obligation to pay the cash amount is subject to the prior right of the Company to acquire such OP Units in exchange for either the cash amount or shares of our common stock. During 2009, we issued a total of 1,837,792 shares of common stock upon redemption of OP Units. At December 31, 2009 there were 5,986,588 OP Units in United Dominion Realty, L.P. that were owned by limited partners.

Heritage Communities L.P. OP Units are convertible into common stock in lieu of cash, at our option, once the holder elects to convert, at an exchange ratio of 1.575 shares for each OP Unit. During 2009, we issued a total of 292,660 shares of common stock upon redemption of OP Units. At December 31, 2009, there were no OP Units in Heritage Communities L.P. that were owned by limited partners.

Purchases of Equity Securities

In February 2006, our Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. As reflected in the table below, no shares of common stock were repurchased under these programs during the quarter ended December 31, 2009. For the year ended December 31, 2009, the Company repurchased 100,000 shares of our common stock under these programs.

The following tables set forth certain information regarding our common stock repurchases during the quarter ended December 31, 2009.

			Total Number
			of Shares	Maximum Number
			Purchased as	of Shares
	Total Number	Average	Part of Publicly	that May Yet Be
	of Shares	Price per	Announced Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs(1)

Beginning Balance	9,967,490	$22.00	9,967,490	15,032,510
October 1, 2009 through October 31, 2009	—	—	—	15,032,510
November 1, 2009 through November 30, 2009	—	—	—	15,032,510
December 1, 2009 through December 31, 2009	—	—	—	15,032,510

Balance as of December 31, 2009	9,967,490	$22.00	9,967,490	15,032,510

(1)	This number reflects the number of shares that were available for purchase under our 10 million share repurchase program in effect on December 31, 2007 and our 15 million share repurchase program announced on January 31, 2008.

Recent Sales of Unregistered Securities

On March 23, 2009, March 27, 2009 and May 13, 2009, the Company issued and sold 2,237,282; 25,126; and 30,727 shares, respectively, of its Series F Preferred Stock, without par value, at a purchase price of $0.0001 per share, for an aggregate purchase price of $223.73, $2.52 and $3.07, respectively. The shares of the Series F Preferred Stock were sold to certain accredited investors who hold limited partnership interests, or OP Units, in United Dominion Realty, L.P. Because the shares of Series F Preferred Stock described above were sold to accredited investors in transactions not involving a public offering, the transactions are exempt from registration under the Securities Act of 1933 in accordance with Section 4(2) of the Securities Act.

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

One-year	Three-year

Total Return Performance	Total Return Performance

One-year

	Period Ending
Index	12/31/08	01/31/09	02/28/09	03/31/09	04/30/09	05/31/09	06/30/09	07/31/09	08/31/09	09/30/09	10/31/09	11/30/09	12/31/09
UDR, Inc.	100.00	85.06	57.36	62.44	75.77	82.77	77.73	80.13	98.08	120.70	111.55	116.12	127.53

NAREIT Equity Appartment Index	100.00	84.16	63.34	69.38	85.44	91.53	86.23	91.09	105.43	118.77	110.66	119.77	130.40

US MSCI REITS	100.00	82.21	64.87	67.27	88.45	90.49	87.57	96.89	110.48	117.86	112.41	120.12	128.61

S&P 500	100.00	91.57	81.82	88.99	97.51	102.96	103.16	110.97	114.97	119.26	117.05	124.07	126.46

NAREIT Equity REIT Index	100.00	82.69	65.47	68.13	89.27	91.19	87.79	96.98	109.97	117.00	111.73	119.45	127.99

Three-year

	Period Ending
Index	12/31/06	06/30/07	12/31/07	06/30/08	12/31/08	06/30/09	12/31/09
UDR, Inc.	100.00	84.47	65.38	76.00	53.63	41.68	68.39

NAREIT Equity Appartment Index	100.00	94.72	74.57	77.82	55.83	48.15	72.81

US MSCI REITS	100.00	93.55	83.18	80.32	51.60	45.19	66.36

S&P 500	100.00	106.96	105.49	92.93	66.46	68.57	84.05

NAREIT Equity REIT Index	100.00	94.11	84.31	81.28	52.50	46.09	67.20

Five-year	Total Return Performance

Five-year

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
UDR, Inc.	100.00	99.70	141.37	92.43	75.81	96.68

NAREIT Equity Appartment Index	100.00	114.65	160.45	120.24	90.03	117.40

US MSCI REITS	100.00	112.13	152.41	126.78	78.64	101.14

S&P 500	100.00	104.91	121.48	128.16	80.74	102.11

NAREIT Equity REIT Index	100.00	112.16	151.49	127.72	79.53	101.79

The foregoing graphs and charts shall not be deemed incorporated by reference by any general statement incorporating by reference this Report into any filing under the Securities Act or under the Exchange Act, except to the extent we specifically incorporate this information by reference

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and other information as of and for each of the years in the five-year period ended December 31, 2009. The table should be read in conjunction with our consolidated financial statements and the notes thereto, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Report.

	Years Ended December 31,
	(In thousands, except per share data and
	apartment homes owned)
	2009	2008	2007	2006	2005

OPERATING DATA:
Rental income	$602,899	$563,408	$501,618	$467,511	$410,120
(Loss)/income from continuing operations	(94,047)	(62,306)	44,660	(77,772)	(54,068)
Income from discontinued operations	2,424	806,173	182,070	210,117	205,250
Consolidated net (loss)/income	(91,623)	743,867	226,730	132,345	155,166
Distributions to preferred stockholders	10,912	12,138	13,910	15,370	15,370
Net (loss)/income attributable to common stockholders	(95,858)	688,708	198,958	109,738	139,796
Common distributions declared	127,066	308,313	177,540	168,408	163,690
Special Dividend declared	—	177,074	—	—	—
Earnings per share — basic and diluted:
(Loss)/income from continuing operations available to stockholders	$(0.66)	$(0.90)	$0.13	$(0.75)	$(0.48)
Income from discontinued operations(a)	0.02	6.19	1.35	1.57	1.51
Net (loss)/income attributable to common stockholders	(0.64)	5.29	1.48	0.82	1.03
Weighted average number of common share outstanding — basic and diluted	149,090	130,219	134,016	133,732	136,143
Weighted average number of common share outstanding, OP Units and common
stock equivalents outstanding — diluted(b)	159,561	142,904	147,199	147,981	150,141
Common distributions declared	$0.85	$2.29	$1.22	$1.25	$1.20
Balance Sheet Data:
Real estate owned, at cost	6,315,047	5,831,753	5,956,481	5,820,122	5,512,424
Accumulated depreciation	1,351,293	1,078,689	1,371,759	1,253,727	1,123,829
Total real estate owned, net of accumulated depreciation	4,963,754	4,753,064	4,584,722	4,566,395	4,388,595
Total assets	5,132,617	5,143,805	4,800,454	4,675,875	4,541,593
Secured debt	1,989,434	1,462,471	1,137,936	1,182,919	1,116,259
Unsecured debt	1,437,155	1,798,662	2,341,895	2,155,866	2,043,518
Total debt	3,426,589	3,261,133	3,479,831	3,338,785	3,159,777
Stockholders’ equity	1,395,441	1,415,989	941,205	942,467	1,107,724
Number of common shares outstanding	155,465	137,423	133,318	135,029	134,012
Other Data:
Total apartments owned (at end of period)	45,913	44,388	65,867	70,339	74,875
Weighted average number of apartment homes owned during the year	45,113	46,149	69,662	73,731	76,069
Cash Flow Data
Cash provided by operating activities	$229,383	$179,754	$269,281	$237,881	$248,186
Cash (used in)/provided by investing activities	(158,045)	302,304	(90,100)	(158,241)	(219,017)
Cash used in financing activities	(78,093)	(472,537)	(178,105)	(93,040)	(21,530)
Funds from Operations(b)
Funds from operations — basic	$178,272	$201,157	$240,983	$240,851	$238,254
Funds from operations — diluted	181,996	204,881	244,707	244,577	241,980

(a)	Reclassified to conform to current year presentation in accordance with Topic 360, Property, Plant and Equipment (formerly FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,”) as described in Note 3, Discontinued Operations, to the Consolidated Financial Statements included in this Report.

(b)	Funds from operations, or FFO, is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of depreciable property, premiums or original issuance costs associated with preferred stock redemptions, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. This definition conforms with the National Association of Real Estate Investment Trust’s definition issued in April 2002. We consider FFO in evaluating property acquisitions and our operating performance and believe that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of our activities in accordance with generally accepted accounting principles. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

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

For 2009, FFO includes a gain of $9.8 million due to the extinguishment of unsecured debt, partially offset by a charge of $1.0 million prepayment penalty on debt restructure, $1.6 million on the write-off of a fair market adjustment for debt paid on a consolidated joint venture, $3.8 million of expenses related to a tender offer, and $127,000 incurred on hurricane related expenses. FFO excludes $2.6 million related to the premium on preferred stock repurchases.

For 2008, FFO includes a gain of $26.3 million due to the extinguishment of unsecured debt and $1.6 million of net hurricane related recoveries, partially offset by a charge of $1.7 million incurred for exiting the condominium business, $1.7 million for cancelling a pre-sale contract, $4.7 million related to penalties and the write off of the associated deferred financing costs for debt refinancing and $0.7 million for severance. FFO excludes $3.1 million related to the premium on preferred stock repurchases.

For 2005, FFO includes $2.5 million of hurricane related insurance recoveries. For 2004, FFO includes a charge of $5.5 million to cover hurricane related expenses. For the years ended December 31, 2007 and 2004, distributions to preferred stockholders exclude $2.3 million and $5.7 million, respectively, related to premiums on preferred stock repurchases.

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

At December 31, 2009, our consolidated real estate portfolio included 165 communities with 45,913 apartment homes and our total real estate portfolio, inclusive of our unconsolidated communities, included an additional 10 communities with 3,992 apartment homes.

The following table summarizes our market information by major geographic markets as of December 31, 2009.

			Percentage	Total
	Number of	Number of	of Total	Carrying	Average	Total Income	Net Operating
	Apartment	Apartment	Carrying	Value	Physical	per Occupied	Income
	Communities	Homes	Value	(In thousands)	Occupancy	Home (a)	(In thousands)

SAME COMMUNITIES
WESTERN REGION
Orange Co, CA	13	4,067	11.3%	$713,543	95.1%	$1,513	$50,052
San Francisco, CA	7	1,548	4.4%	278,529	95.7%	1,814	23,762
Monterey Peninsula, CA	7	1,565	2.4%	150,928	94.6%	1,091	13,721
Los Angeles, CA	5	1,052	2.9%	186,102	95.1%	1,470	12,054
San Diego, CA	5	1,123	2.7%	173,417	95.3%	1,371	12,237
Seattle, WA	7	1,270	2.4%	151,186	95.9%	1,155	11,939
Inland Empire, CA	3	1,074	2.4%	149,573	94.8%	1,238	10,041
Sacramento, CA	2	914	1.1%	67,384	93.4%	897	6,365
Portland, OR	3	716	1.1%	68,711	95.8%	978	5,551
MID-ATLANTIC REGION
Metropolitan DC	7	2,050	4.1%	261,206	97.0%	1,428	22,570
Richmond, VA	5	1,958	2.4%	153,767	96.1%	1,002	15,946
Baltimore, MD	8	1,556	2.5%	155,063	97.0%	1,180	15,101
Norfolk VA	6	1,438	1.3%	83,015	95.5%	955	10,521
Other Mid-Atlantic	5	1,132	1.2%	77,370	96.3%	1,016	9,360
SOUTHEASTERN REGION
Tampa, FL	9	3,069	3.6%	229,919	95.1%	922	19,935
Orlando, FL	9	2,500	3.0%	187,489	94.9%	912	16,633
Nashville, TN	7	1,874	2.2%	142,064	95.8%	867	12,211
Jacksonville, FL	5	1,857	2.5%	154,858	94.4%	829	10,657
Other Florida	4	1,184	1.8%	111,040	94.4%	1,000	8,079
SOUTHWESTERN REGION
Phoenix, AZ	3	914	1.1%	70,507	94.9%	886	6,101
Dallas, TX	1	305	1.0%	61,873	96.3%	1,607	3,577

Total/Average Same Communities	121	33,166	57.4%	3,627,544	95.4%	$1,149	$296,413

Non Matures, Commercial Properties & Other	42	12,312	37.5%	2,367,746

Total Real Estate Held for Investment	163	45,478	94.9%	5,995,290

Real Estate Under Development(b)	2	435	5.1%	319,757

Total	165	45,913	100.0%	$6,315,047

(a)	Total Income per Occupied Home represents total monthly revenues per weighted average number of apartment homes occupied.

(b)	The Company is currently developing four wholly-owned communities and one community held by a consolidated joint venture with an additional 1,415 apartment homes that have not yet been completed.

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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and borrowings under credit agreements. We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, the repayment of financing on development activities, and potential property acquisitions, through secured and unsecured borrowings, the issuance of debt or equity securities, and the disposition of properties. We believe that our net cash provided by operations and borrowings under credit agreements will continue to be adequate to meet both operating requirements and the payment of dividends by the Company in accordance with REIT requirements. Likewise, the budgeted expenditures for improvements and renovations of certain properties are expected to be funded from property operations, borrowings under credit agreements, and the issuance of debt or equity securities.

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

On September 15, 2009, the Company entered into an equity distribution agreement under which the Company may offer and sell up to 15.0 million shares of its common stock over time to or through its sales agents. During the year ended December 31, 2009, we sold 4,460,032 shares of common stock through this program for aggregate gross proceeds of approximately $69.1 million at a weighted average price per share of $15.48. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $1.4 million and related issuance costs of approximately $500,000, were approximately $67.2 million.

On December 7, 2009, the Company entered into an amended and restated distribution agreement with respect to the issue and sale by the Company from time to time of its Medium-Term Notes, Series A Due Nine Months or More From Date of Issue. As of December 31, 2009, the Company had not issued any medium-term notes under the amended and restated distribution agreement dated December 7, 2009.

Future Capital Needs

Future development expenditures are expected to be funded with proceeds from construction loans, through joint ventures, unsecured or secured credit facilities, proceeds from the issuance of equity or debt securities, the sale of properties and to a lesser extent, with cash flows provided by operating activities. Acquisition activity in strategic markets is expected to be largely financed by the reinvestment of proceeds from the sale of properties, through the issuance of equity or debt securities, the issuance of operating partnership units, and the assumption or placement of secured and/or unsecured debt.

During 2010, we have approximately $237.4 million of secured debt and $50.0 million of unsecured debt maturing and we anticipate repaying that debt with proceeds from borrowings under our secured or unsecured credit facilities, the issuance of equity or debt securities, and by exercising extension rights of $151.5 million with respect to secured debt.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. A critical accounting policy is one that is both important to our financial condition and results of operations as well as involves some degree of uncertainty. Estimates are prepared based on management’s assessment after considering all evidence available. Changes in estimates could affect our financial position or results of operations. Below is a discussion of the accounting policies that we consider critical to understanding our financial condition or results of operations where there is uncertainty or where significant judgment is required.

Capital Expenditures

In conformity with GAAP, we capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.

During 2009, $86.4 million or $1,986 per home was spent on capital expenditures for all of our communities, excluding development, condominium conversions and commercial properties compared to $131.0 million or $2,838 per home spent in 2008. These capital improvements included turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as exterior paint, roofs, siding, parking lots, and asset preservation capital expenditures, which aggregated $29.3 million or $674 per home for the year ended December 31, 2009. In addition, revenue enhancing capital expenditures, kitchen and bath upgrades, and other extensive exterior/interior upgrades totaled $23.6 million or $543 per home, and major renovations totaled $33.5 million for the year ended December 31, 2009.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, condominium conversions and commercial properties, for the periods presented:

	Year Ended December 31,
	(dollars in thousands, except for per apartment homes)
				Per Apartment Home
	2009	2008	% Change	2009	2008	% Change

Turnover capital expenditures	$9,401	$9,342	0.6%	$216	$202	6.9%
Asset preservation expenditures	19,912	19,737	0.9%	458	428	7.0%

Total recurring capital expenditures	29,313	29,079	0.8%	674	630	7.0%
Revenue enhancing improvements	23,626	50,059	–52.8%	543	1,085	–50.0%
Major renovations	33,466	51,823	–35.4%	769	1,123	–31.5%

Total capital expenditures	$86,405	$130,961	–34.0%	$1,986	$2,838	–30.0%

Repair and maintenance expense	$30,450	$32,679	–6.8%	$700	$708	–1.1%

Average Stabilized Home Count	43,505	46,149

We will continue to selectively add revenue enhancing improvements which we believe will provide a return on investment substantially in excess of our cost of capital. Recurring capital expenditures during 2010 are currently expected to be approximately $1,000 per home.

Investment in Unconsolidated Joint Ventures

In accordance with FASB Accounting Standards Codificiation (“ASC”) 323-10, Investments- Equity Method and Joint Ventures (formerly APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock”) (“Subtopic 323-10”), we continually evaluate our investments in unconsolidated joint ventures when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. The amount of loss recognized is the excess of the investment’s carrying amount over its estimated fair value. If we believe that the decline in fair value is temporary, no impairment is recorded. The aforementioned factors are taken as a whole by management in determining the valuation of our investment property. Should the actual results differ from management’s judgment, the valuation could be negatively affected and may result in a negative impact to our Consolidated Financial Statements.

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

Real Estate Investment Properties

We purchase real estate investment properties from time to time and allocate the purchase price to various components, such as land, buildings, and intangibles related to in-place leases in accordance with FASB ASC 805, Business Combinations (formerly SFAS 141R, “Business Combinations”). The purchase price is allocated based on the relative fair value of each component. The fair value of buildings is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates. As such, the determination of fair value considers the present value of all cash flows expected to be generated from the property including an initial lease-up period. We determine the fair value of in-place leases by assessing the net effective rent and remaining term of the lease relative to market terms for similar leases at acquisition. In addition, we consider the cost of acquiring similar leases, the foregone rents associated with the lease-up period, and the carrying costs associated with the lease-up period. The fair value of in-place leases is recorded and amortized as amortization expense over the remaining contractual lease period.

REIT Status

We are a Maryland corporation that has elected to be treated for federal income tax purposes as a REIT. A REIT is a legal entity that holds interests in real estate and is required by the Code to meet a number of organizational and operational requirements, including a requirement that a REIT must distribute at least 90% of our REIT taxable income (other than our net capital gain) to our stockholders. If we were to fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at the regular corporate rates and may not be able to qualify as a REIT for four years. Based on the net earnings reported for the year ended December 31, 2009 in our Consolidated Statements of Operations we would have incurred immaterial federal and state GAAP income taxes if we had failed to qualify as a REIT.

Statements of Cash Flow

The following discussion explains the changes in net cash provided by operating activities and net cash provided by/(used in) investing and financing activities that are presented in our Consolidated Statements of Cash Flows.

Operating Activities

For the year ended December 31, 2009, our net cash flow provided by operating activities was $229.4 million compared to $179.8 million for 2008. The increase in cash flow from operating activities is primarily due to changes in operating liabilities and is partially offset by a reduction in property operating income.

For the year ended December 31, 2008, our net cash flow provided by operating activities was $179.8 million compared to $269.3 million for 2007. During 2008, the decrease in cash flow from operating activities resulted primarily from a reduction in property operating income from our apartment community portfolio and a significant reduction in operating liabilities. The reduction in property operating income was driven by the Company completing the sale of a significant component of our portfolio in the first quarter of 2008. A portion of the proceeds from the disposition were reinvested in subsequent quarters which diluted the net cash provided by operations for the period in which the Company held restricted 1031 cash funds in lieu of revenue generating operating communities.

Investing Activities

For the year ended December 31, 2009, net cash used in investing activities was $158.0 million compared to net cash provided by investing activities of $302.3 million for 2008. The change is primarily driven by a reduction in the disposition of real estate investments partially offset by a reduction in the acquisition of real estate assets and capital expenditures, all of which are discussed in further detail throughout this Report.

For the year ended December 31, 2008, net cash provided by investing activities was $302.3 million compared to net cash used in investing activities of $90.1 million for 2007. Changes in the level of investing activities from period to period reflects our strategy as it relates to acquisitions, capital expenditures, development and disposition activities, as well as the impact of the capital market environment on these activities, all of which are discussed in further detail throughout this Report.

Acquisitions

For the year ended December 31, 2009, we acquired one community in Dallas, Texas with 289 units for $28.5 million. For the year ended December 31, 2008, we acquired 13 apartment communities with 4,558 apartment homes, two parcels of land, and one retail property for aggregate consideration of $1.0 billion. Our long-term strategic plan is to achieve greater operating efficiencies by investing in fewer, more concentrated markets. As a result, we have been expanding our interests in communities located in California, Florida, Metropolitan D.C. and the Washington State markets over the past years. Prospectively, we plan to continue to channel new investments into those markets we believe will provide the best investment returns. Markets will be targeted based upon defined criteria including favorable job formation, low single-family home affordability and favorable demand/supply ratio for multifamily housing.

Real Estate Under Development

At December 31, 2009, our development pipeline for wholly-owned communities totaled 1,576 homes with a budget of $258.6 million in which we have a carrying value of $216.9 million. We anticipate the completion of these communities during 2010.

For the year ended December 31, 2009, we invested approximately $183.2 million in development projects, an increase of $23.1 million from our 2008 level of $160.1 million. As a result of our investment in developments, we completed development on three wholly-owned communities with 831 apartment homes that have a carrying value of $119.5 million.

Consolidated Joint Ventures

UDR is a partner with an unaffiliated third party in a joint venture (“Elements Too”) which is developing a 274 home apartment community in the central business district of Bellevue, Washington. Construction began in the fourth quarter of 2006 and is scheduled to be completed in the first quarter of 2010. At closing and at December 31, 2008, we owned 49% of the joint venture. Our initial investment was $10.0 million. On October 16, 2009, our partner in the joint venture resigned as managing member and appointed UDR as managing member. In addition, our partner relinquished its voting rights and approval rights and its ability to substantively participate in the decision-making process of the joint venture. As a result of UDR’s appointment as managing member, the Company is required to consolidate the joint venture. On December 30, 2009, UDR entered into an agreement with our partner to purchase its 49% interest in Elements Too for $3.2 million (outstanding at December 31, 2009). Upon closing of the agreement, the Company’s equity interest in Elements Too will be 98%.

UDR is a partner with an unaffiliated third party in a joint venture (“989 Elements”) which owns and operates a 23-story, 166 home high-rise apartment community in the central business district of Bellevue, Washington. At closing, UDR owned 49% of the joint venture. Our initial investment was $11.8 million. On December 30, 2009, UDR entered into an agreement with our partner to purchase 49% of its interest in 989 Elements in consideration for $7.8 million (outstanding at December 31, 2009). Concurrently, our partner resigned as managing member and appointed UDR as managing member. In addition, our partner relinquished its voting rights and approval rights and its ability to substantively participate in the decision-making process of the joint venture. At closing, the Company’s interest will increase to 98%.

UDR is a partner with an unaffiliated third party in a joint venture (“Bellevue Plaza”) which owns an operating retail site in Bellevue, Washington. The Company initially planned to develop a 430 home high rise apartment building with ground floor retail on an existing operating retail center. However, during the year ended December 31, 2009, the joint venture decided to continue to operate the retail property as opposed to developing the site. On December 30, 2009, UDR entered into an agreement with our partner to purchase its 49% interest in Bellevue Plaza for $5.2 million (outstanding at December 31, 2009). In addition, our partner resigned as managing member and appointed UDR as managing member. Concurrent with its resignation, our partner relinquished its voting rights and approval rights and its ability to substantively participate in the decision-making process of the joint venture. At closing, the Company will increase its interest in Bellevue Plaza from 49% to 98%.

For additional information regarding these joint ventures, see Note 4, “Joint Ventures,” in the Consolidated Financial Statements included in this Report.

During 2009, the Company established a joint venture with Kuwait Finance House for the investment of up to $450.0 million in multifamily properties located in key, high barrier to entry markets. The partners will contribute equity of $180.0 million of which the Company’s maximum equity contribution will be 30% or $54.0 million when fully invested. At closing, we owned 30% of the joint venture. Our investment at December 31, 2009 was $242,000. At December 31, 2009, the joint venture did not hold any property.

Disposition of Investments

During the year ended December 31, 2009, we did not dispose of any communities. During the year ended December 31, 2008, UDR sold 86 communities with a total of 25,684 apartment homes, for gross consideration of $1.7 billion, 53 condominiums from two communities with a total of 640 condominiums for gross consideration of $6.9 million, one parcel of land for gross proceeds of $1.6 million and one commercial property for gross proceeds of $6.5 million. We recognized after-tax gains for financial reporting purposes of $786.4 million on these sales. Proceeds from the sales were used primarily to acquire new communities and reduce debt. During 2008, we decided to discontinue sales of units with the two communities identified for condominium conversion until such time that the market conditions turn favorable and it is economically beneficial to sell those units versus operate the residual 525 units of those communities. As a result of our decision to revert the remaining units to operations the Company recorded a charge to earnings of $1.7 million, excluding the catch up for depreciation on the units when they were returned to operations.

As a result of our disposition activities in 2008, the Company declared a Special Dividend payable to holders of our common stock for $0.96 per share included with our recurring distribution for the Company’s fourth quarter of 2008 for a total of $1.29 per share payable on January 29, 2009 to stockholders of record on December 9, 2008. Additional information regarding the Special Dividend is set forth in Item 1. Business in Part 1 of this Report.

In conjunction with the transaction in which we sold 86 communities for $1.7 billion, we received a note in the amount of $200.0 million. The note was paid in full during the year ended December 31, 2009.

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

Financing Activities

For the year ended December 31, 2009, our net cash used in financing activities was $78.1 million compared to $472.5 million for the comparable period of 2008.

The following significant financing activity occurred during the year ended December 31, 2009:

•	Repaid $159.6 million of secured debt and $658.2 million of unsecured debt (represents the notional amount of debt repaid and excludes the gain on extinguishment). The $658.2 million of unsecured debt includes the prepayment of our $240 million term loan, $141.9 million for maturing medium-term notes and $276.3 million for the repurchase of unsecured debt. The unsecured debt repurchases includes the tender offer of $37.5 million in aggregate principle amount of our 8.50% debentures due September 15, 2024 for $41.2 million of cash.

•	Repurchased unsecured debt with a notional amount of $238.9 million for $222.3 million, which is included in the $658.2 million above, resulting in a gain on extinguishment of $9.8 million, net of deferred finance charges. The unsecured debt repurchased by the Company matured in 2009, 2011, 2013, 2024 and 2035.

•	Closed on a $200 million secured credit facility. At December 31, 2009, $106.9 million of the amount drawn under the facility matures October 2019 and carries a fixed rate of 5.38% and $88.9 million of the amount drawn under the facility matures December 2019 and carries a fixed interest rate of 5.16%. The Company has one year from September 11, 2009 to draw on the remaining $4.2 million of capacity.

•	Repurchased 997,738 shares of our 6.75% Series G Cumulative Redeemable Preferred Stock for $21.5 million, less than their liquidation value of $24.9 million.

•	Initiated an “At the Market” equity distribution program pursuant to which we may sell up to 15 million shares of common stock from time to time to or through sales agents, by means of ordinary brokers’ transactions on the New York Stock Exchange at prevailing market prices at the time of sale, or as otherwise agreed with the applicable agent. As of December 31, 2009, the Company sold 4,460,032 shares of common stock under the program at an average price per share of $15.48, for aggregate gross proceeds of approximately $69.1 million. Aggregate net proceeds from such sales, after deducting commissions paid to the sales agents of approximately $1.4 million and related issuance costs of approximately $500,000, were approximately $67.2 million.

For the year ended December 31, 2008, our net cash used in financing activities was $472.5 million compared to $178.1 million for the comparable period of 2007. The increase in financing activities was due to increased net payments, including debt buybacks on secured and unsecured debt; the repurchase of shares of our 6.75% Series G Cumulative Redeemable Preferred Stock; and the repurchase of shares of our common stock. These cash outflows were offset by the issuance of common equity through a public offering.

Credit Facilities

As of December 31, 2009, we have secured revolving credit facilities with Fannie Mae with an aggregate commitment of $1.4 billion with $1.2 billion outstanding. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at our option. We have $950.0 million of the funded balance fixed at a weighted average interest rate of 5.4% and the remaining balance on these facilities is currently at a weighted average variable rate of 1.7%.

As of December 31, 2008, we had secured revolving credit facilities with Fannie Mae with an aggregate commitment of $1.0 billion with $831.2 million outstanding. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at our option. We had $666.6 million of the funded balance fixed at a weighted average interest rate of 5.5% and the remaining balance on these facilities is currently at a weighted average variable rate of 3.1%.

On July 27, 2007, we amended and restated our existing three-year $500 million unsecured bank revolving credit facility with a maturity date of May 31, 2008 (which could be extended for an additional year at our option), to increase the facility to $600 million and to extend its maturity to July 26, 2012. Under certain circumstances, we may increase the $600 million credit facility to $750 million. Based on our current credit ratings, the $600 million credit facility carries an interest rate equal to LIBOR plus a spread of 47.5 basis points, which represents a 10 basis point reduction to the previous $500 million revolving credit facility. Under a competitive bid feature and for so long as we maintain an investment grade rating, we have the right under the $600 million credit facility to bid out 50% of the commitment amount and we can bid out 100% of the commitment amount once per quarter. As of December 31, 2009 and 2008, there was $189.3 million and $0, respectively, outstanding on the unsecured revolving credit facility.

The Fannie Mae credit facility and the bank revolving credit facility are subject to customary financial covenants and limitations.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $709.2 million in variable rate debt that is not subject to interest rate swap contracts as of December 31, 2009. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $6.0 million based on the average balance outstanding during the year.

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

The following table outlines our FFO calculation and reconciliation to GAAP for the three years ended December 31, 2009 (dollars in thousands):

	For the Year Ended December 31,
	2009	2008	2007

Net (loss)/income attributable to UDR, Inc.	$(87,532)	$697,790	$215,129
Adjustments:
Distributions to preferred stockholders	(10,912)	(12,138)	(13,910)
Real estate depreciation and amortization, including discontinued operations	278,391	251,984	257,450
Non-controlling interest	(4,091)	46,077	11,601
Real estate depreciation and amortization on unconsolidated joint ventures	4,759	4,502	1,980
Net gains on the sale of depreciable property to a joint venture	—	—	(113,799)
Net gains on the sale of depreciable property in discontinued operations, excluding RE3	(2,343)	(787,058)	(117,468)

Funds from operations — basic	$178,272	$201,157	$240,983

Distributions to preferred stockholders — Series E (Convertible)	3,724	3,724	3,724

Funds from operations — diluted	$181,996	$204,881	$244,707

Write-off of convertible debt premium for repurchases	3,365	3,333	—
Amortization of convertible debt premium	4,283	6,598	6,680

Funds from operations as adjusted — diluted	$189,644	$214,812	$251,387

Weighted average number of common shares and OP Units outstanding — basic	155,796	138,971	141,778
Weighted average number of common shares and OP Units outstanding — diluted	159,561	142,904	147,199

In the computation of diluted FFO, OP Units, out-performance partnership units, unvested restricted stock, stock options, and the shares of Series E Cumulative Convertible Preferred Stock are dilutive; therefore, they are included in the diluted share count.

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

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the three years ended December 31, 2009 (shares in thousands):

	For the Year Ended December 31,
	2009	2008	2007

Weighted average number of common shares and OP units outstanding basic	155,796	138,971	141,778
Weighted average number of OP units outstanding	(6,706)	(8,752)	(7,762)

Weighted average number of common shares outstanding — basic per the Consolidated Statement of Operations	149,090	130,219	134,016

Weighted average number of common shares, OP units, and common stock equivalents outstanding — diluted	159,561	142,904	147,199
Weighted average number of OP units outstanding	(6,706)	(8,752)	(7,762)
Weighted average incremental shares from assumed conversion of stock options	(567)	(412)	(630)
Weighted average incremental shares from unvested restricted stock	(162)	(717)	(408)
Weighted average number of Series A OPPSs outstanding	—	—	(1,579)
Weighted average number of Series E preferred shares outstanding	(3,036)	(2,804)	(2,804)

Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	149,090	130,219	134,016

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

	For the Year Ended December 31,
	2009	2008	2007

Net cash provided by operating activities	$229,383	$179,754	$269,281
Net cash (used in)/provided by investing activities	(158,045)	302,304	(90,100)
Net cash used in financing activities	(78,093)	(472,537)	(178,105)

Results of Operations

The following discussion includes the results of both continuing and discontinued operations for the periods presented.

Net (Loss)/ Income Attributable to Common Stockholders

2009 -vs-2008

Net loss attributable to common stockholders was ($95.9 million) ($0.64 per diluted share) for the year ended December 31, 2009 as compared to net income attributable to common stockholders of $688.7 million ($5.29 per diluted share) for the comparable period in the prior year. The decrease in net income available to common stockholders for the year ended December 31, 2009 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	a reduction in disposition gains in 2009 as compared to 2008. The Company recognized net gains of $2.4 million and $786.4 million for the years ended December 31, 2009 and 2008, respectively;

•	an increase in our loss from unconsolidated entities, primarily due to the recognition of a $16.0 million non-cash charge representing an other-than-temporary decline in the fair value of equity investments in two of our unconsolidated joint ventures during the quarter ended September 30, 2009;

•	the recognition of an income tax benefit from the Company’s Taxable REIT Subsidiaries, or “TRS” during 2008;

•	an increase in depreciation expense primarily due to the Company’s acquisition of operating properties and the completion of redevelopment and development communities in 2008 and 2009;

•	a decrease in other income primarily due to a reduction in fees earned for both recurring and non-recurring items related to the Company’s joint ventures and a decrease in interest income;

•	change in net income/(loss) attributable to non-controlling interest of $50.2 million.

The decreases to our net income available to common stockholders were partially offset by a decrease in general and administrative expense of $7.4 million when compared to 2008.

2008 -vs-2007

Net income attributable to common stockholders was $688.7 million ($5.29 per diluted share) for the year ended December 31, 2008 as compared to $199.0 million ($1.48 per diluted share) for the comparable period in the prior year. The increase in net income attributable to common stockholders for the year ended December 31, 2008 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report.

•	an increase of $547.3 million in the gains on the disposition of our property inclusive of gains on sale to a joint venture;

•	a decrease of $39.0 million in total interest expense due in part to the Company recognizing gains of $26.3 on the extinguishment of certain unsecured debt instruments;

•	an increase of $16.9 million related to interest income generated by the Company; and

•	a gain of $3.1 million related to the repurchase of shares of our 6.75% Series G Cumulative Redeemable Preferred Stock at less than their liquation value

The increases to our net income attributable to common stockholders were offset by: a reduction in property NOI of $82.1 million due to our dispositions; an increase in net income attributable to non-controlling interest of $34.5 million; and an increase in general and administrative expense of $7.6 million when compared to 2007.

Apartment Community Operations

Our net income is primarily generated from the operation of our apartment communities. The following table summarizes the operating performance of our total apartment portfolio which excludes commercial operating income and expense for each of the periods presented (dollars in thousands):

	Year Ended December 31,			Year Ended December 31,
	2009	2008	% Change	2008	2007	% Change

Property rental income	$594,359	$599,343	–0.8%	$599,343	$735,293	–18.5%
Property operating expense(a)	(202,773)	(207,563)	–2.3%	(207,563)	(258,895)	–19.8%

Property net operating income	$391,586	$391,780	0.0%	$391,780	$476,398	–17.8%

(a)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of property NOI to net (loss)/income attributable to UDR, Inc. as reflected, for both continuing and discontinued operations, for the periods presented (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007

Property net operating income	$391,586	$391,780	$476,398
Other net operating income	6,874	5,206	2,713
Non-property income	12,362	27,190	4,321
Hurricane related expenses	(127)	(1,310)	—
Real estate depreciation and amortization	(278,391)	(251,985)	(257,450)
Interest, net	(142,152)	(145,630)	(184,597)
General and administrative and property management	(56,393)	(63,762)	(59,881)
Severance costs and other restructuring charges	—	(653)	(4,333)
Other depreciation and amortization	(5,161)	(4,866)	(3,077)
Other operating expenses	(5,581)	(4,569)	(1,953)
Loss from unconsolidated entities	(18,665)	(3,612)	(1,589)
Tax (expense)/benefit for the TRS	(311)	9,713	17,110
Net gain on sale of real estate	2,424	786,365	239,068
Gain on consolidation of joint ventures	1,912	—	—
Non-controlling interests	4,091	(46,077)	(11,601)

Net (loss)/income attributable to UDR, Inc.	$(87,532)	$697,790	$215,129

Same Communities

2009-vs.-2008

Our same store communities (those acquired, developed, and stabilized prior to January 1, 2008 and held on December 31, 2009) consisted of 33,166 apartment homes and provided 76% of our total NOI for the year ended December 31, 2009.

NOI for our same community properties decreased 2.2% or $6.6 million for the year ended December 31, 2009 compared to the same period in 2008. The decrease in property NOI was primarily attributable to a 2.0% or $8.8 million decrease in property rental income, which was partially offset by a 1.6% or $2.3 million decrease in operating expenses. The decrease in revenues was primarily driven by a 2.9% or $12.9 million decrease in rental rates which was offset by an 18.9% or $4.0 million decrease in vacancy loss and an 8.6% or $1.4 million increase in reimbursement income. Physical occupancy slightly increased 0.6% to 95.4% and total income per occupied home decreased $30 to $1,149.

The decrease in property operating expenses was primarily driven by a 1.3% or $568,000 decrease in real estate taxes due to favorable tax appeals, a 3.3% or $764,000 decrease in repairs and maintenance, and a 9.7% or $970,000 decrease in administrative and marketing costs.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) decreased to 68.0% as compared to 68.1% in the comparable period in the prior year.

2008-vs.-2007

Our same store communities (those acquired, developed, and stabilized prior to January 1, 2007 and held on December 31, 2008) consisted of 32,124 apartment homes and provided 74% of our property NOI for the year ended December 31, 2008.

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

Non-Mature Communities

2009-vs.-2008

The remaining $95.2 million and $88.8 million of our NOI during the year ended December 31, 2009 and 2008, respectively, was generated from communities that we classify as “non-mature communities.” UDR’s non-mature communities consist of communities that do not meet the criteria to be included in same communities, which includes communities developed or acquired, redevelopment properties, sold properties, properties classified as real estate held for disposition and condominium properties. For the year ended December 31, 2009, we recognized NOI for our developments of $10.5 million, acquired communities of $54.3 million, and redeveloped properties of $24.8 million. For the year ended December 31, 2008, we recognized NOI for our developments of $2.4 million, acquired communities of $38.2 million, redeveloped properties of $22.1 million and sold properties of $23.5 million.

2008-vs.-2007

The remaining $103.6 million and $196.5 million of our NOI during the year ended December 31, 2008 and 2007, respectively, was generated from communities that we classify as “non-mature communities.” For the year ended December 31, 2008, we recognized NOI for our developments of $7.5 million, acquired communities of $46.0 million, redeveloped properties of $19.2 million and sold properties of $25.0 million. For the year ended December 31, 2007, we recognized net operating income for our developments of $4.0 million, acquired communities of $6.6 million, redeveloped properties of $14.9 million and sold properties of $146.1 million. In addition, in 2007 the Company sold a portfolio of properties into a joint venture that we continue to manage after the transaction and as such is not deemed discontinued operations. The NOI from those communities was $18.3 million.

Other Income

For the year ended December 31, 2009, significant amounts reflected in other income include: interest income and discount amortization from an interest in a convertible debt security, and fees earned for both recurring and non-recurring items related to the Company’s joint ventures. For the years ended December 31, 2009 and 2008, other income also included interest income from a note for $200 million that the Company received related to the disposition of 86 properties during 2008. In May 2009, the $200 million note was paid in full. For the year ended December 31, 2008, interest income also included interest from uninvested 1031 proceeds. The Company had redeployed all 1031 proceeds by December 31, 2008.

Tax Benefit for TRS

UDR elected for certain consolidated subsidiaries to be treated as TRS. Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. For the year ended December 31, 2009, we recognized tax expense to the extent of cash taxes paid. For the years ended December 31, 2008 and 2007, we recognized a benefit due to the results of operations and temporary differences associated with the TRS.

Other Operating Expenses

For the year ended December 31, 2009, the increases in other operating expenses are primarily due to additional costs incurred by the Company related to long-term ground leases associated with properties acquired in December 2007 and July 2008. A schedule of future obligations related to ground leases is set forth under “Contractual Obligations” below.

Real Estate Depreciation and Amortization

For the year ended December 31, 2009, real estate depreciation and amortization on both continuing and discontinued operations increased 10.5% or $26.4 million as compared to the comparable period in 2008. The increase in depreciation and amortization for the year ended December 31, 2009 is primarily the result of the Company’s acquisition of 13 communities with 4,558 apartment homes during 2008, development completions during 2009 and 2008, and additional capital expenditures. As part of the Company’s acquisition activity a portion of the purchase price is allocated to intangible assets and are typically amortized over a period of less than one year.

For the year ended December 31, 2008, real estate depreciation and amortization on both continuing and discontinued operations decreased 2.1% or $5.5 million as compared to the comparable period in 2007. The decrease in depreciation and amortization for the year ended December 31, 2008 is a result of the Company’s repositioning efforts that included the sale of 86 operating communities. As the properties sold in 2008 did not meet the criteria to be deemed as held-for-sale the communities until late in the fourth quarter of 2007, we did not cease depreciation until that time. With the proceeds from the sale, the Company purchased $1.0 billion of properties. As part of our allocation of fair value associated with the purchase price, we attributed $14.0 million to in-place leases for our multi-family communities, which are generally amortized over an 11 month period. During the year ended December 31, 2008, the Company recorded $3.7 million of depreciation related to two properties that we had previously been marketing as condominiums and classified as held-for-sale when we determined it prudent to operate these as rental properties.

Interest Expense

For the year ended December 31, 2009, interest expense on both continuing and discontinued operations decreased 2.4% or $3.5 million as compared to 2008. This decrease is primarily due to the Company’s debt repurchase activity during 2008 and 2009. During 2009, we recognized a gain of $9.8 million as a result of repurchasing unsecured debt securities with a notional amount of $238.9 million in the open market throughout the year. The gains were partially offset by $3.8 million of expenses related to the tender of $37.5 million of unsecured debt and $2.6 million for prepayment penalties and the write-off of the fair market value adjustment for consolidated joint venture debt. In addition, the weighted average interest rate decreased from 4.9% in 2008 to 4.5% in 2009, which further reduced our interest expense. The decrease in the weighted average interest rate during 2009 reflects short-term bank borrowings and variable rate debt that had lower interest rates in 2009 when compared to the same period in 2008.

For the year ended December 31, 2008, interest expense on both continuing and discontinued operations decreased 21.1% or $39.0 million as compared to 2007. This decrease is primarily due to the Company recognizing a gain of $26.3 million on debt extinguishment that was partially offset by a $4.2 million prepayment penalty incurred by the Company in refinancing a secured debt instrument in 2008. The gain on debt extinguishment was a result of the Company repurchasing unsecured debt securities with a notional amount of $207.7 million in the open market throughout the year. In addition, the weighted average interest rate decreased from 5.3% in 2007 to 4.9% in 2008, which further reduced our interest expense. The decrease in the weighted average interest rate during 2008 reflects short-term bank borrowings and variable rate debt that had lower interest rates in 2008 when compared to the same period in 2007.

General and Administrative

For the year ended December 31, 2009, general and administrative expenses decreased 15.6% or $7.4 million as compared to 2008. The decrease was primarily due to the one-time charges during 2008 listed below.

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

Severance Costs and Other Restructuring Charges

For the year ended December 31, 2008, the Company recognized $653,000 of severance and restructuring charges as the Company continued to consolidate our operations in Highlands Ranch, Colorado. In addition, we announced reductions to certain positions related to both operations and corporate staff.

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

Gains on the Sale of Land and Depreciable Property

For the years ended December 31, 2009, 2008 and 2007, we recognized after-tax gains for financial reporting purposes of $2.4 million, $786.4 million, and $239.1 million, respectively. Changes in the level of gains recognized from period to period reflect the changing level of our divestiture activity from period to period as well as the extent of gains related to specific properties sold.

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the year ended December 31, 2009.

Off-Balance Sheet Arrangements

We do not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2009 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	2010	2011-2012	2013-2014	Thereafter	Total

Long-term debt obligations	$287,392	$1,264,050	$578,151	$1,296,996	$3,426,589
Interest on debt obligations	145,683	239,517	148,299	191,682	725,181
Unfunded commitments on development projects(a)	44,628	—	—	—	44,628
Operating lease obligations:
Operating space	997	919	—	—	1,916
Ground leases(b)	4,545	9,090	9,090	295,686	318,411

	$483,245	$1,513,576	$735,540	$1,784,364	$4,516,725

(a)	Any unfunded costs at December 31, 2009 are shown in the year of estimated completion. The Company has project debt on many of our development projects.

(b)	For purposes of our ground lease contracts, the Company uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a reset provision based on the communities appraised value or consumer price index but does not included a specified minimum lease payment, the Company uses the current rent over the remainder of the lease term.

During 2009, we incurred gross interest costs of $159.3 million, of which $16.9 million was capitalized.

Factors Affecting Our Business and Prospects

There are many factors that affect our business and the results of our operations, some of which are beyond our control. These factors include:

•	general economic factors;

•	unfavorable changes in apartment market and economic conditions that could adversely affect occupancy levels and rental rates;

•	the failure of acquisitions to achieve anticipated results;

•	possible difficulty in selling apartment communities;

•	competitive factors that may limit our ability to lease apartment homes or increase or maintain rents;

•	insufficient cash flow that could affect our debt financing and create refinancing risk;

•	failure to generate sufficient revenue, which could impair our debt service payments and distributions to stockholders;

•	development and construction risks that may impact our profitability;

•	potential damage from natural disasters, including hurricanes and other weather-related events, which could result in substantial costs to us;

•	risks from extraordinary losses for which we may not have insurance or adequate reserves;

•	uninsured losses due to insurance deductibles, self-insurance retention, uninsured claims or casualties, or losses in excess of applicable coverage;

•	delays in completing developments and lease-ups on schedule;

•	our failure to succeed in new markets;

•	changing interest rates, which could increase interest costs and affect the market price of our securities;

•	potential liability for environmental contamination, which could result in substantial costs to us;

•	the imposition of federal taxes if we fail to qualify as a REIT under the Code in any taxable year;

•	our internal control over financial reporting may not be considered effective which could result in a loss of investor confidence in our financial reports, and in turn have an adverse effect on our stock price; and

•	changes in real estate laws, tax laws and other laws affecting our business.

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

Disclosure Controls and Procedures

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

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

Based on UDR’s evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Report, has audited UDR’s internal control over financial reporting as of December 31, 2009. The report of Ernst & Young LLP, which expresses an unqualified opinion on UDR’s internal control over financial reporting as of December 31, 2009, is included under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” contained in this Report.

Changes in Internal Control Over Financial Reporting

Our Chief Executive Officer and our Chief Financial Officer concluded that during the quarter ended December 31, 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information set forth under the headings “Election of Directors,” “Corporate Governance Matters,” “Audit Committee Report,” “Corporate Governance Matters-Audit Committee Financial Expert,” “Corporate Governance Matters-Identification and Selection of Nominees for Directors,” “Corporate Governance Matters-Board of Directors and Committee Meetings” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 14, 2010.

Information required by this item regarding our executive officers is included in Part I of this Report in the section entitled “Business-Executive Officers of the Company.”

We have a code of ethics for senior financial officers that applies to our principal executive officer, all members of our finance staff, including the principal financial officer, the principal accounting officer, the treasurer and the controller, our director of investor relations, our corporate secretary, and all other Company officers. We also have a code of business conduct and ethics that applies to all of our employees. Information regarding our codes is available on our website, www.udr.com, and is incorporated by reference to the information set forth under the heading “Corporate Governance Matters” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 14, 2010. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of our codes by posting such amendment or waiver on our website.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance Matters-Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Compensation of Directors” and “Compensation Committee Report” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 14, 2010.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” and “Equity Compensation Plan Information” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 14, 2010.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance Matters-Corporate Governance Overview,” “Corporate Governance Matters-Director Independence,” “Corporate Governance Matters-Independence of Audit, Compensation and Governance Committees,” and “Executive Compensation” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 14, 2010.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth under the headings “Audit Fees” and “Pre-Approval Policies and Procedures” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 14, 2010.

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

UDR, INC.

Date: February 25, 2010	By:	/s/ Thomas W. Toomey Thomas W. Toomey Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 25, 2010 by the following persons on behalf of the registrant and in the capacities indicated.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
UDR, Inc.

We have audited UDR, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). UDR, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, UDR, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UDR, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009 of UDR, Inc. and our report dated February 25, 2010, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Denver, Colorado
February 25, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
UDR, Inc.

We have audited the accompanying consolidated balance sheets of UDR, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UDR, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Staff Position No. APB 14 — 1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14 — 1”) (codified in FASB ASC Topic 470, Debt with Conversions and Other Options); SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”) (codified in FASB ASC Topic 810, Consolidation); and EITF 09-E, Accounting for Distributions to Shareholders with Components of Stock and Cash (“EITF 09-E”) (codified in ASU 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash) and retrospectively adjusted its accounting for its consolidated financial statements for all periods presented herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), UDR, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Denver, Colorado
February 25, 2010

UDR, Inc.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	December 31,
	2009	2008

ASSETS
Real estate owned:
Real estate held for investment	$5,995,290	$5,644,930
Less: accumulated depreciation	(1,350,067)	(1,078,637)

	4,645,223	4,566,293
Real estate under development (net of accumulated depreciation of $1,226 and $52)	318,531	186,771

Total real estate owned, net of accumulated depreciation	4,963,754	4,753,064
Cash and cash equivalents	5,985	12,740
Marketable securities	37,650	—
Restricted cash	8,879	7,726
Deferred financing costs, net	26,601	29,168
Notes receivable	7,800	207,450
Investment in unconsolidated joint ventures	14,126	47,048
Other assets	67,822	85,842
Other assets — real estate held for disposition	—	767

Total assets	$5,132,617	$5,143,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured debt	$1,989,434	$1,462,471
Unsecured debt	1,437,155	1,798,662
Real estate taxes payable	16,976	14,035
Accrued interest payable	19,146	20,744
Security deposits and prepaid rent	31,798	28,829
Distributions payable	30,857	190,189
Deferred gains on the sale of depreciable property	28,826	28,845
Accounts payable, accrued expenses, and other liabilities	80,685	71,395
Other liabilities — real estate held for disposition	—	1,204

Total liabilities	3,634,877	3,616,374

Redeemable non-controlling interests in operating partnership	98,758	108,092

Stockholders’ equity
Preferred stock, no par value; 50,000,000 shares authorized 2,803,812 shares of 8.00% Series E Cumulative Convertible issued and outstanding (2,803,812 shares at December 31, 2008)	46,571	46,571
3,432,962 shares of 6.75% Series G Cumulative Redeemable issued and outstanding (4,430,700 shares at December 31, 2008)	85,824	110,768
Common stock, $0.01 par value; 250,000,000 shares authorized 155,465,482 shares issued and outstanding (137,423,074 shares at December 31, 2008)	1,555	1,374
Additional paid-in capital	1,948,669	1,717,940
Distributions in excess of net income	(687,180)	(448,737)
Accumulated other comprehensive income/(loss), net	2	(11,927)

Total UDR, Inc. stockholders’ equity	1,395,441	1,415,989
Non-controlling interest	3,541	3,350

Total equity	1,398,982	1,419,339

Total liabilities and stockholders’ equity	$5,132,617	$5,143,805

See accompanying notes to consolidated financial statements.

UDR, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007

REVENUES
Rental income	$602,899	$563,408	$501,618
Non-property income:
Other income	12,362	27,190	4,320
Gain on consolidation of joint ventures	1,912	—	—

Total Revenues	617,173	590,598	505,938
EXPENSES
Rental expenses:
Real estate taxes and insurance	74,617	66,992	59,036
Personnel	51,808	48,672	43,038
Utilities	31,718	29,301	26,147
Repair and maintenance	31,697	30,333	27,342
Administrative and marketing	14,599	14,640	13,009
Property management	16,581	15,494	13,792
Other operating expenses	5,581	4,563	1,442
Real estate depreciation and amortization	278,391	251,984	191,478
Interest
Expense incurred	141,380	158,525	161,658
Net gain on debt extinguishment	(9,849)	(26,306)	—
Amortization of convertible debt discount	4,283	6,598	6,680
Prepayment penalty on debt restructure	1,022	4,201	—
Write-off of FMV adjustment for debt paid off on consolidated joint venture	1,552	—	—
Expenses related to tender offer	3,764	—	—
General and administrative	39,812	47,179	39,566
Severance costs and other restructuring charges	—	653	4,333
Hurricane related expenses	127	1,310	—
Other depreciation and amortization	5,161	4,866	3,077

Total Expenses	692,244	659,005	590,598

Loss from operations	(75,071)	(68,407)	(84,660)
Loss from unconsolidated entities	(18,665)	(3,612)	(1,589)
Tax (expense)/benefit for taxable REIT subsidiary	(311)	9,713	17,110
Net gain on the sale of depreciable property to a joint venture	—	—	113,799

(Loss)/income from continuing operations	(94,047)	(62,306)	44,660
Income from discontinued operations	2,424	806,173	182,070

Consolidated net (loss)/income	(91,623)	743,867	226,730
Net loss/(income) attributable to non-controlling interests	4,091	(46,077)	(11,601)

Net (loss)/income attributable to UDR, Inc.	(87,532)	697,790	215,129
Distributions to preferred stockholders — Series B	—	—	(4,819)
Distributions to preferred stockholders — Series E (Convertible)	(3,724)	(3,724)	(3,724)
Distributions to preferred stockholders — Series G	(7,188)	(8,414)	(5,367)
Discount/(premium) on preferred stock repurchases, net	2,586	3,056	(2,261)

Net (loss)/income attributable to common stockholders	$(95,858)	$688,708	$198,958

Earnings per weighted average common share — basic and diluted:
(Loss)/income from continuing operations attributable to common stockholders	$(0.66)	$(0.90)	$0.13
Income from discontinued operations	$0.02	$6.19	$1.35
Net (loss)/income attributable to common stockholders	$(0.64)	$5.29	$1.48
Common distributions declared per share	$0.85	$2.29	$1.22
Weighted average number of common shares outstanding — basic	149,090	130,219	134,016
Weighted average number of common shares outstanding — diluted	149,090	130,219	134,016

See accompanying notes to consolidated financial statements.

UDR, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)

	Years Ended December 31,
	2009	2008	2007

Operating Activities
Consolidated net (loss)/income	$(91,623)	$743,867	$226,730
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	283,552	256,850	261,038
Net gains on the sale of depreciable property	(2,424)	(786,181)	(125,269)
Net gains on the sale of land	—	(183)	—
Net gains on the sale of depreciable property to a joint venture	—	—	(113,799)
Gain on consolidation of joint ventures	(1,912)	—	—
Write off of the fair market adjustment for debt paid off on consolidated joint venture	1,552	—	—
Gains on debt extinguishment	(9,849)	(26,306)	—
Write off of bad debt	3,570	2,411	4,042
Write off of note receivable and other assets	1,354	—	—
Loss from unconsolidated entities	18,665	3,612	1,589
Amortization of deferred financing costs and other	7,953	7,585	7,378
Amortization of deferred compensation	7,605	7,024	6,356
Amortization of convertible debt discount	4,283	6,598	6,680
Prepayments/(refunds) on income taxes	2,854	(6,846)	6,284
Changes in operating assets and liabilities:
Increase in operating assets	3,512	(1,532)	(7,495)
Increase/(decrease) in operating liabilities	291	(27,145)	(4,253)

Net cash provided by operating activities	$229,383	$179,754	$269,281
Investing Activities
Proceeds from sales of real estate investments, net	$—	$1,487,067	$737,201
Proceeds from note receivable	200,000	18,774	4,000
Disbursements related to notes receivable	(500)	(13,569)	(6,155)
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	(28,528)	(936,538)	(435,997)
Development of real estate assets	(183,157)	(160,074)	(101,460)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(85,403)	(123,234)	(194,427)
Capital expenditures — non-real estate assets	(6,269)	(23,249)	(4,547)
Investment in unconsolidated joint venture	(24,988)	(2,396)	(24,954)
Distributions received from unconsolidated joint venture	1,741	—	—
Purchase of marketable securities	(30,941)	—	—
Purchase deposits on pending real estate acquisitions	—	(694)	(7,544)
Change in funds held in escrow from IRC Section 1031 exchanges	—	56,217	(56,217)

Net cash (used in)/provided by investing activities	$(158,045)	$302,304	$(90,100)

UDR, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data) — (Continued)

	Years Ended December 31,
	2009	2008	2007

Financing Activities
Payments on secured debt	$(159,612)	$(216,354)	$(186,831)
Proceeds from the issuance of secured debt	560,436	445,162	91,804
Proceeds from the issuance of unsecured debt	100,000	240,000	150,000
Payments on unsecured debt	(641,759)	(452,156)	(167,255)
Net proceeds/(repayment) of revolving bank debt	189,300	(309,500)	222,300
Payment of financing costs	(8,650)	(6,702)	(6,772)
Issuance of common and restricted stock, net	398	2,588	2,524
Proceeds from the issuance of common shares through public offering, net	67,151	184,327	—
(Payments)/proceeds from the (repurchase)/issuance of Series G preferred stock, net	(21,505)	(20,347)	135,000
Payment of preferred stock issuance costs	—	—	(4,252)
(Repayment)/proceeds from the investment of performance based programs, net	—	(944)	50
Distributions paid to non-controlling interests	(7,275)	(18,666)	(12,099)
Distributions paid to preferred stockholders	(11,203)	(12,429)	(13,312)
Distributions paid to common stockholders	(144,576)	(166,983)	(175,923)
Repurchase of common stock	(798)	(140,533)	(77,939)
Redemption of Series B preferred stock	—	—	(135,400)

Net cash used in financing activities	(78,093)	(472,537)	(178,105)
Net (decrease)/increase in cash and cash equivalents	(6,755)	9,521	1,076
Cash and cash equivalents, beginning of year	12,740	3,219	2,143

Cash and cash equivalents, end of year	$5,985	$12,740	$3,219

Supplemental Information:
Interest paid during the year, net of amounts capitalized	$164,357	$176,087	$197,722
Non-cash transactions:
Conversion of operating partnership non-controlling interests to common stock
(2,130,452 in 2009, 1,474,532 in 2008, and 1,031,627 shares in 2007)	21,117	12,176	8,794
Payment of Special Dividend through the issuance of 11,358,042 shares of common stock	132,787	—	—
Issuance of restricted stock awards	2	6	1
Issuance of note receivable upon the disposition of real estate	—	200,000	—
Secured debt assumed with the acquisition of properties, net of fair value adjustment	—	95,728	72,680
Real estate assets contributed	—	—	10,350

See accompanying notes to consolidated financial statements.

UDR, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except per share data)

							Accumulated
						Distributions in	Other
						Excess of	Comprehensive	Non-
	Preferred Stock		Common Stock		Paid-in	Net	Income/	controlling
	Shares	Amount	Shares	Amount	Capital	Income	(Loss)	interest	Total

Balance, December 31, 2006	8,219,821	$181,971	135,029,126	$1,350	$1,715,411	$(956,265)	$—	$2,996	$945,463

Comprehensive Income
Net income	—	—	—	—	—	215,129	—	152	215,281
Other comprehensive income:
Unrealized loss on derivative financial instruments	—	—	—	—	—	—	(814)	—	(814)
Allocation to redeemable non-controllable interests	—	—	—	—	—	—	44	—	44

Comprehensive Income						215,129	(770)	152	214,511

Issuance of common and restricted shares	—	—	371,453	4	8,944	—	—	—	8,948
Purchase of common shares	—	—	(3,114,500)	(31)	(77,905)	—	—	—	(77,936)
Redemption of 8.60% Series B Cumulative Redeemable shares	(5,416,009)	(135,400)	—	—	2,261	(2,261)	—	—	(135,400)
Issuance of 6.75% Series G Cumulative Redeemable shares	5,400,000	135,000	—	—	(4,252)	—	—	—	130,748
Adjustment for conversion of non-controlling interests
of unitholders in operating partnerships	—	—	1,031,627	10	8,684	—	—	—	8,694
Common stock distributions declared ($1.22 per share)	—	—	—	—	—	(177,540)	—	—	(177,540)
Preferred stock distributions declared-Series B ($1.07 per share)	—	—	—	—	—	(4,819)	—	—	(4,819)
Preferred stock distributions declared-Series E ($1.33 per share)	—	—	—	—	—	(3,726)	—	—	(3,726)
Preferred stock distributions declared-Series G ($1.13 per share)	—	—	—	—	—	(5,366)	—	—	(5,366)
Adjustment to reflect redeemable non-controlling OP units at
redemption value	—	—	—	—	—	40,776	—	—	40,776

Balance, December 31, 2007	8,203,812	181,571	133,317,706	1,333	1,653,143	(894,072)	(770)	3,148	944,353

Comprehensive Income
Net income	—	—	—	—	—	697,791	—	202	697,993
Other comprehensive income:
Unrealized loss on derivative financial instruments	—	—	—	—	—	—	(11,901)		(11,901)
Allocation to redeemable non-controllable interests	—	—	—	—	—	—	744	—	744

Comprehensive income	—	—	—	—	—	697,791	(11,157)	202	686,836

Issuance of common and restricted shares	—	—	630,536	6	9,191	—	—	—	9,197
Issuance of common shares through public offering	—	—	8,000,000	80	183,085	—	—	—	183,165
Redemption of 969,300 shares of 6.75% Series G Cumulative
Redeemable Shares	(969,300)	(24,232)	—	—	829	3,056	—	—	(20,347)
Purchase of common shares	—	—	(5,999,700)	(60)	(140,468)	—	—	—	(140,528)
Adjustment for conversion of non-controlling interests
of unitholders in operating partnerships	—	—	1,474,532	15	12,160	—	—	—	12,175
Common stock distributions declared ($2.2900 per share)	—	—	—	—	—	(308,313)	—	—	(308,313)

UDR, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except per share data) — (Continued)

							Accumulated
						Distributions in	Other
						Excess of	Comprehensive	Non-
	Preferred Stock		Common Stock		Paid-in	Net	Income/	controlling
	Shares	Amount	Shares	Amount	Capital	Income	(Loss)	interest	Total

Preferred stock distributions declared-Series E ($1.3288 per share)	—	—	—	—	—	(3,724)	—	—	(3,724)
Preferred stock distributions declared-Series G ($1.6875 per share)	—	—	—	—	—	(8,414)	—	—	(8,414)
Adjustment to reflect redeemable non-controlling OP units at
redemption value	—	—	—	—	—	64,939	—	—	64,939

Balance, December 31, 2008	7,234,512	157,339	137,423,074	1,374	1,717,940	(448,737)	(11,927)	3,350	1,419,339

Comprehensive (loss)/income
Net loss	—	—	—	—	—	(87,532)	—	191	(87,341)
Other comprehensive income
Change in fair value of marketable securities	—	—	—	—	—	—	4,584	—	4,584
Unrealized gain on derivative financial instruments	—	—	—	—	—	—	8,133	—	8,133
Allocation to redeemable non-controllable interests	—	—	—	—	—	—	(788)	—	(788)

Comprehensive (loss)/income						(87,532)	11,929	191	(75,412)

Issuance of common and restricted shares	—	—	193,882	2	8,262	—	—	—	8,264
Issuance of common shares through public offering, net of issuance costs	—	—	4,460,032	45	67,186				67,231
Redemption of 997,738 shares of 6.75% Series G Cumulative
Redeemable Shares	(997,738)	(24,944)	—	—	853	2,586	—	—	(21,505)
Purchase of common shares	—	—	(100,000)	(1)	(797)	—	—	—	(798)
Adjustment for conversion of non-controlling interest in Series B and C LLC
Series C, D and E LLC	—	—	—	—	1,456	—	—	—	1,456
Adjustment for conversion of non-controlling interests
of unitholders in operating partnerships	—	—	2,130,452	21	21,096	—	—	—	21,117
Issuance of common shares through special dividend	—	—	11,358,042	114	132,673	—	—	—	132,787
Common stock distributions declared ($0.845 per share)	—	—	—	—	—	(127,066)	—	—	(127,066)
Preferred stock distributions declared-Series E ($1.3288 per share)	—	—	—	—	—	(3,724)	—	—	(3,724)
Preferred stock distributions declared-Series G ($1.6875 per share)	—	—	—	—	—	(7,188)	—	—	(7,188)
Adjustment to reflect redeemable non-controlling redemption value	—	—	—	—	—	(15,519)	—		(15,519)

Balance, December 31, 2009	6,236,774	$132,395	155,465,482	$1,555	$1,948,669	$(687,180)	$2	$3,541	$1,398,982

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, formation and special dividend

UDR, Inc. (“UDR”, the “Company” “we” or “our”) is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, and manages apartment communities generally in high barrier-to-entry markets located in the United States. The high barrier-to-entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. At December 31, 2009, our apartment portfolio consisted of 165 consolidated communities located in 23 markets consisting of 45,913 apartment homes. In addition, the Company has an ownership interest in 3,992 apartment units through unconsolidated joint ventures.

On November 5, 2008, our Board of Directors declared a dividend of $1.29 per share (“the Special Dividend”) payable to holders of our common stock. The dividend was paid on January 29, 2009 to stockholders of record on December 9, 2008. The dividend represented the Company’s 2008 fourth quarter recurring distribution of $0.33 per share and an additional special distribution in the amount of $0.96 per share due to taxable income arising from our disposition activity occurring during the year. Subject to the Company’s right to pay the entire dividend in cash, stockholders had the option to make an election to receive payment in cash or in shares, however, the aggregate amount of cash payable to stockholders, other than cash payable in lieu of fractional shares, would not be less than $44.0 million.

The Special Dividend, totaling $177.1 million was paid on 137,266,557 shares issued and outstanding on the record date. Approximately $133.1 million of the Special Dividend was paid through the issuance of 11,358,042 shares of common stock, which was determined based on the volume weighted average closing sales price of our common stock of $11.71 per share on the NYSE on January 21, 2009 and January 22, 2009. In January 2010, the Financial Accounting Standards Board’s (“FASB”) issued Accounting Standards Update 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU 2010-01”), which considers distributions that contain components of cash and stock and allows shareholders to select their preferred form of distribution. Such a distribution, to the extent paid in stock. is now treated as a stock issuance on the date the dividend is paid. At December 31, 2008, the Company accrued $133.1 million of distribution payable related to the Special Dividend. ASU 2010-01 is effective for the Company on December 15, 2009 and was applied on a retrospective basis. As a result, the Company reversed the effect of the issuance of additional shares of common stock pursuant to the Special Dividend, which was retroactively reflected in each of the historical periods presented within the Company’s Form 8-K filed with the SEC on May 22, 2009, and effectively issued these shares on January 29, 2009 (the payment date of the Special Dividend). For the years ended December 31, 2008 and 2007, basic and diluted net income attributable to common stockholders per weighted average common share prior to retrospective adjustment was $4.89 and $1.37, respectively. This was based on weighted average common shares of 140,982,000 and 145,092,000 (basic and diluted), for the years ended December 31, 2008 and 2007, respectively.

Basis of presentation

The accompanying Consolidated Financial Statements of UDR and its wholly-owned subsidiaries includes certain joint ventures, which the Company previously accounted for as investments under the equity method (see Note 4, “Joint Ventures”, for further discussion). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company’s subsidiaries include United Dominion Realty, L.P., (the “Operating Partnership”), and Heritage Communities L.P. (the “Heritage OP”). As of December 31, 2009, there were 179,863,065 units in the Operating Partnership outstanding, of which 173,876,477 units or 96.7% were owned by UDR and 5,986,588 units or 3.3% were owned by limited partners. As of December 31, 2009, there were 6,264,460 units

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the Heritage OP outstanding, of which 100% were owned by UDR. The Consolidated Financial Statements of UDR include the non-controlling interests of the unitholders in the Operating Partnership and the Heritage OP.

The Company evaluated subsequent events through February 25, 2010, the date of issuance of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.

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

FASB ASC 810, Consolidation (formerly SFAS 160, “Non-controlling Interests in Consolidated Financial Statements- an amendment of Accounting Research Bulletin 51 (“Consolidated Financial Statements”)” establishes accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the non-controlling interest with disclosure of both amounts on the consolidated statement of operations. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The Company adopted this standard, effective January 1, 2009. As a result, loss from continuing operations attributable to common stockholders per diluted share decreased by $0.39 and $0.07 for the years ended December 31, 2008 and 2007, respectively and income from discontinued operations per diluted share increased by the same amounts. There was no impact to net (loss)/income attributable to common stockholders per diluted share due to the adoption of this standard. As part of our adoption of this standard, we have retroactively adopted the measurement provisions of FASB ASC 480, Distinguishing Liabilities from Equity (formerly EITF Topic D-98, “Classification and Measurement of Redeemable Securities”). Upon adoption, we adjusted the carrying amount of the operating partnership units by recognizing an $86.8 million increase to “Redeemable non-controlling interest in operating partnership” on the balance sheet and a corresponding decrease in “Distributions in Excess of Net Income,” which was accounted for as a cumulative effect adjustment as of January 1, 2006.

FASB ASC 470-20, Debt with Conversion and Other Options (formerly FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion”) (“Subtopic 470-20”) requires entities that issued certain convertible debt instruments that may be settled or partially settled in cash on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the entity’s nonconvertible debt borrowing rate. This standard requires that an entity determine the estimated fair value of a similar debt instrument as of the date of the issuance without the conversion feature but inclusive of any other embedded features such as puts and calls and assign that value to the debt component of the instrument, which would result in a discount being recorded. The debt is subsequently accreted to its par value over its expected life using the market rate at the date of issuance. The residual value between the initial proceeds and the value allocated to the debt would be

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reflected in equity as additional paid in capital. The Company adopted this standard, effective for fiscal years beginning after December 15, 2008 and retrospectively applied it to both new and existing convertible instruments. Accordingly, the Company recognized a decrease in “Distributions in Excess of Net Income” of $117,000 on January 1, 2006 for the cumulative change in interest expense. We also recorded a $32.6 million increase to “Additional Paid in Capital” for the allocation of the equity component. The Company recognized an additional $7.6 million ($0.05 per diluted share), $9.9 million ($0.08 per diluted share), and $6.7 million ($0.05 per diluted share) of interest expense for the years ended December 31, 2009, 2008, and 2007, respectively due to the adoption of this standard. This impact includes both regular amortization of convertible debt premium and the effect of write offs due to convertible debt repurchases.

FASB ASC 260, Earnings per Share (formerly FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”) was effective January 1, 2009 and has been applied retrospectively. This standard clarifies that unvested share-based payment awards that participate in dividends similar to shares of common stock or operating partnership units should be treated as participating securities. It also affects the computation of basic and diluted earnings per share for unvested restricted stock awards which entitle the holders to dividends. The standard did not affect earnings per share amounts for the year ended December 31, 2009 because we reported a net loss for the period and accordingly had no undistributed earnings. This standard had an immaterial affect on the earnings per share amount for the year ended December 31, 2009. We do not expect it to have a material effect on future earnings per share amounts.

FASB ASC 820, Fair Value Measurements and Disclosures (formerly SFAS 157, “Fair Value Instruments” and FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”) (“Topic 820”) defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurement. Topic 820 applies to other accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. The adoption of Topic 820 for financial assets and liabilities, as of January 1, 2008, did not have a material impact on our financial position or operations. Topic 820 delayed the effective date of Topic 820’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Fair value measurements identified in Topic 820 was effective for our fiscal year beginning January 1, 2009 and did not have an impact on our consolidated financial position, results of operations or cash flows.

FASB ASC 805, Business Combinations (formerly SFAS 141R, “Business Combinations”) became effective for fiscal years beginning after December 15, 2008. This standard establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination, recognizing assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of this guidance could materially impact our future consolidated financial position and results of operations depending on the Company’s acquisition activity as certain acquisition costs that have historically been capitalized as part of the basis of the real estate and amortized over the real estate’s useful life will now be expensed as incurred. This guidance did not have a material impact on our financial statements during the year ended December 31, 2009.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which (1) addresses the effects of eliminating the qualifying special-purpose entity concept from ASC 860, Transfers and Servicing (formerly SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”), and (2) responds to concerns about the application of certain key provisions of ASC 810, Consolidation (formerly FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”), including concerns over the transparency of enterprises’ involvement with variable interest entities (“VIEs”). SFAS 167 is effective beginning on January 1, 2010. The Company does not expect a material impact on our consolidated financial position, results of operations or cash flows as a result of the new guidance.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”), which provides amendments to Topic 820. ASU 2009-05 provides additional guidance clarifying the measurement of liabilities at fair value. ASU 2009-05 was effective in the fourth quarter 2009 for a calendar year entity. This guidance did not have a material impact on our consolidated financial position, results of operations or cash flows during the year ended December 31, 2009.

Investment in joint ventures

We use the equity method to account for investments that qualify as variable interest entities where we are not the primary beneficiary and entities that we do not control or where we do not own a majority of the economic interest but have the ability to exercise significant influence over the operating and financial policies of the investee. Throughout these financial statements we use the term “joint venture” when referring to entities in which we do not have a 100% ownership interest. The Company will also use the equity method when we function as the managing member and our joint venture partner has substantive participating rights or where we can be replaced by our joint venture partner as managing member without cause. For a joint venture accounted for under the equity method, our share of net earnings or losses is reflected as income when earned and distributions are credited against our investment in the joint venture as received.

In determining whether a joint venture is a variable interest entity, the Company considers: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including necessity of subordinated debt; estimates of future cash flows; ours and our partner’s ability to participate in the decision making related to acquisitions, disposition, budgeting and financing of the entity; obligation to absorb losses and preferential returns; nature of our partner’s primary operations; and the degree, if any, of disproportionally between the economic and voting interests of the entity. As of December 31, 2009, the Company did not assess any of our joint ventures as variable interest entities where UDR was the primary beneficiary.

In accordance with FASB ASC 323-10, Investments- Equity Method and Joint Ventures (formerly APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock”) (“Subtopic 323-10”), we continually evaluate our investments in unconsolidated joint ventures when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. The amount of loss recognized is the excess of the investment’s carrying amount over its estimated fair value. If we believe that the decline in fair value is temporary, no impairment is recorded. The aforementioned

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

factors are taken as a whole by management in determining the valuation of our investment property. Should the actual results differ from management’s judgment, the valuation could be negatively affected and may result in a negative impact to our Consolidated Financial Statements.

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

Discontinued operations

For properties accounted for under FASB ASC 360, Property, Plant and Equipment (formerly SFAS  144, “Accounting for the Impairment or Disposal of Long-Lived Assets”) (“Topic 360”), the results of operations for those properties sold during the year or classified as held-for-sale at the end of the current year are classified as discontinued operations in the current and prior periods. Further, to meet the discontinued operations criteria, the Company will not have any significant continuing involvement in the ownership or operation of the property after the sale or disposition. Once a property is deemed as held-for-sale, depreciation is no longer recorded. However, if the Company determines that the property no longer meets the criteria for held-for-sale, the Company will recapture any unrecorded depreciation on the property. The sales related to condominium units are also included in discontinued operations (see Note 3, “Discontinued Operations” for further discussion).

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

UDR purchases real estate investment properties and allocates the purchase price to the tangible and identifiable intangible assets acquired based on their estimated fair value. The primary, although not only, identifiable intangible asset associated with our portfolio is the value of existing lease agreements. When allocating cost to an acquired community, we first allocate costs to the estimated intangible value of the existing lease agreements and then to the estimated value of the land, building and fixtures assuming the community is vacant. The Company estimates the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. Depreciation on the building is based on the expected useful life of the asset and the in-place leases are amortized over their remaining contractual life.

Quarterly or when changes in circumstances warrant, UDR will assess our real estate portfolio for indicators of impairment. In determining whether the Company has indicators of impairment in our real estate assets, we assess whether the long-lived asset’s carrying value exceeds the community’s undiscounted future cash flows, which is representative of projected NOI plus the residual value of the community. Our future cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market and operating conditions and our estimated holding periods. If such indicators of impairment are present and the carrying value exceeds the undiscounted cash flows of the community, an impairment loss is recognized equal

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the excess of the carrying amount of the asset over its estimated fair value. Our estimates of fair market value represent our best estimate based upon industry trends and reference to market rates and transactions.

For long-lived assets to be disposed of, impairment losses are recognized when the fair value of the asset less estimated cost to sell is less than the carrying value of the asset. Properties classified as real estate held for disposition generally represent properties that are actively marketed or contracted for sale with the closing expected to occur within the next twelve months. Real estate held for disposition is carried at the lower of cost, net of accumulated depreciation, or fair value, less the cost to dispose, determined on an asset-by-asset basis. Expenditures for ordinary repair and maintenance costs on held for disposition properties are charged to expense as incurred. Expenditures for improvements, renovations, and replacements related to held for disposition properties are capitalized at cost. Depreciation is not recorded on real estate held for disposition.

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which are 35 years for buildings, 10 to 35 years for major improvements, and 3 to 10 years for furniture, fixtures, equipment, and other assets. As of December 31, 2009 and 2008, the value of our net intangible assets which are reflected in “Other assets” was $7.3 million and $10.7 million, respectively. As of December 31, 2009 and 2008, the value of our net intangible liabilities which are reflected in “Accounts payable, accrued expenses, and other liabilities” was $5.2 million and $7.1 million in our Consolidated Balance Sheets. The balances are being amortized over the remaining life of the respective intangible.

All development projects and related carrying costs are capitalized and reported on the Consolidated Balance Sheets as “Real estate under development.” As each building in a project is completed and becomes available for lease-up, the total cost of the building is transferred to real estate held for investment and the assets are depreciated over their estimated useful lives. The costs of development projects which include interest, real estate taxes, insurance, and allocated development overhead related to support costs for personnel working directly on the development site are capitalized during the construction period. During 2009, 2008, and 2007, total interest capitalized was $16.9 million, $14.9 million, and $13.2 million, respectively.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income and for non-designated derivative financial instruments in earnings. For cash flow hedges the ineffective component, if any, is recorded in earnings.

Cost of raising capital

Costs incurred in connection with the issuance of equity securities are deducted from stockholders equity. Costs incurred in connection with the issuance or renewal of debt are subject to the provisions of FASB ASC 470-50, Debt Modification and Extinguishment (formerly EITF 96-19, “Debtors’ Accounting for a Modification or Exchange of Debt Instruments”). Accordingly, if the terms of the renewed or modified debt instrument are deemed to be substantially different (i.e. a 10 percent or greater difference in the cash flows between instruments), all unamortized financing costs associated with the extinguished debt are charged to earnings in the current period. When the cash flows are not substantially different, the costs associated with the renewal or modification are capitalized and amortized into interest expense over the term of the related debt instrument. The balance of any unamortized financing costs associated with retired debt is expensed upon retirement. Deferred financing costs for new debt instruments include fees and costs incurred by the Company to obtain financing. Deferred financing costs are generally amortized on a straight-line basis, which approximates the effective interest method, over a period not to exceed the term of the related debt.

Preferred share repurchases

When repurchasing preferred stock, the Company recognizes share issuance costs as a charge to the preferred stock on a pro rata basis to the total costs incurred for the preferred stock offering. The Company, during the years ended December 31, 2009, 2008 and 2007, recognized share issuance costs of $853,000, $829,000 and $2.3 million, respectively as part of the amount reported in “Discount/(premium) on preferred stock repurchases, net” in the Consolidated Statement of Stockholders Equity.

Comprehensive income

Comprehensive income, which is defined as all changes in equity during each period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Stockholders’ Equity and Comprehensive Income. For the year ended December 31, 2009, other comprehensive income consisted of the change in fair value of marketable securities, the change in the fair value of effective cash flow hedges from our consolidated subsidiaries and our proportionate percentage of previously unconsolidated joint ventures in which UDR has elected to utilize hedge accounting. (See Note 4, “Joint Ventures” for further discussion.)

Revenue and real estate sales gain recognition

Rental income related to leases is recognized on an accrual basis when due from residents in accordance with FASB ASC 840, Leases (formerly SFAS 13 “Accounting for Leases”) and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”. Rental payments are generally due on a monthly basis and recognized when earned. The Company recognizes interest income, management and other fees and incentives when earned, fixed and determinable.

The Company accounts for sales of real estate in accordance with FASB ASC 360-20, Real Estate Sales (formerly SFAS 66, “Accounting for Sales of Real Estate”). For sale transactions meeting the requirements for full accrual profit recognition, such as the Company no longer having continuing involvement in the property, we remove the related assets and liabilities from our Consolidated Balance Sheets and record the gain or loss in the period the transaction closes. For sale transactions that do not meet the full accrual sale criteria due to our continuing involvement, we evaluate the nature of the continuing involvement and account for the transaction under an alternate method of accounting.

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

Advertising costs

All advertising costs are expensed as incurred and reported on the Consolidated Statements of Operations within the line item “Administrative and marketing”. During 2009, 2008, and 2007, total advertising expense was $5.7 million, $6.1 million, and $7.8 million, respectively.

Stock-based employee compensation plans

UDR accounts for its stock-based employee compensation plans in accordance with FASB ASC 718, Compensation- Stock Compensation (formerly SFAS 123(R), “Share-Based Payments”). This standard requires an entity to measure the cost of employee services received in exchange for an award of an equity instrument based on the award’s fair value on the grant date and recognize the cost over the period during which the employee is required to provide service in exchange for the award, which is generally the vesting period. The fair value for stock options issued by the Company is calculated utilizing the Black-Scholes-Merton formula. For performance based awards, the Company remeasures the fair value each balance sheet date with adjustment made on a cumulative basis until the award is settled and the final compensation is known.

Non-controlling interests of unitholders in operating partnerships

Interests in operating partnerships held by limited partners are represented by operating partnership units (“OP Units”). The income is allocated to holders of OP Units based upon net income available to common stockholders and the weighted average number of OP Units outstanding to total common shares plus OP Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to non-controlling interests in accordance with the terms of the individual partnership agreements. Operating Partnership units can be exchanged for cash or shares of UDR’s common stock on a one-for-one basis, at the option of UDR. Heritage OP units can be exchanged for cash or shares of UDR’s common stock on a 1.575 for one basis, at the option of UDR. During 2009, all Heritage OP units were redeemed and converted into 292,660 shares of common stock.

Earnings per share

Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed based upon common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents. The dilutive effect of OP units, stock options and other potentially dilutive common stock equivalents is determined using the treasury stock method based on UDR’s average stock price. The number of shares used to compute basic and dilutive earnings per share have been adjusted to reflect the Special Dividend during the year ended December 31, 2009.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted earning per share (dollars in thousands, except per share amounts):

	Years Ended December 31,
	2009	2008	2007

Numerator for earnings per share — basic and diluted:
Net (loss)/earnings attributable to common stockholders	$(95,858)	$688,708	$198,958

Denominator for earnings per share — basic and diluted:
Weighted average common shares outstanding	150,067	131,364	134,888
Non-vested restricted stock awards	(977)	(1,145)	(872)

Denominator for basic and diluted earnings per share	149,090	130,219	134,016

Net (loss)/income attributable to common stockholders- basic and diluted	$(0.64)	$5.29	$1.48

The effect of the conversion of the operating partnership units, stock options, restricted stock, convertible preferred stock, and convertible debt, is not dilutive and is therefore not included in the above calculations.

If the operating partnership units were converted to common stock, the additional shares of common stock outstanding for the years ended December 31, 2009, 2008 and 2007 would be 6,705,624; 8,751,367; and 7,762,070 weighted average common shares, respectively.

The measurement period of the Series E Out-Performance Program ended on December 31, 2009, and no Series E Out-Performance Partnership Shares were issued. Accordingly, no additional operating partnership units were issued at that date (see Note 12, “Commitments and Contingencies”, for discussion of UDR’s Outperformance Programs).

If the convertible preferred stock were converted to common stock, the additional shares of common stock outstanding would be 3,035,548 for the year ended December 31, 2009, and 2,803,812 weighted average common shares for the years ended December 31, 2008 and 2007.

If the stock options and unvested restricted stock were converted to common stock, the additional weighted average common shares outstanding for the three years ended December 31, 2009, 2008, and 2007 would be 729,592; 1,129,907; and 1,038,446 weighted average common shares, respectively.

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

UDR elected for certain consolidated subsidiaries to be treated as Taxable REIT Subsidiaries (“TRS”) relating to the Company’s development activities. Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date.

Market concentration risk

Approximately 12.7% and 11.2% of our apartment communities are located in Orange County, California and Metropolitan DC, respectively, based on the carrying value of our real estate portfolio as of December 31, 2009. Therefore, the Company is subject to increased exposure (positive or negative) from economic and other competitive factors specific to those markets.

2.	REAL ESTATE OWNED

Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development and properties deemed as held for sale. As of December 31, 2009, the Company owned and consolidated 165 communities in 10 states plus the District of Columbia totaling 45,913 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of December 31, 2009 and December 31, 2008 (dollar amounts in thousands):

	December 31,
	2009	2008

Land	$1,635,401	$1,567,737
Depreciable property — held and used
Building and improvements	4,111,254	3,859,245
Furniture, fixtures and equipment	248,635	217,948
Under development
Land	65,525	52,294
Construction in progress	254,232	134,529

Investment in real estate	$6,315,047	$5,831,753
Accumulated depreciation	(1,351,293)	(1,078,689)

Investment in real estate, net	$4,963,754	$4,753,064

During the year ended December 31, 2009, the Company acquired one community with 289 units in Dallas, Texas. The purchase relates to a pre-sale agreement previously entered into by UDR, which contain provisions that will require the Company and the builder to jointly agree upon the fair market value of each property at a later point in time (generally within two years of stabilization). A percentage of the increase in the fair market value over cost will then be paid to the developer, ranging from 50% to 70%, which is not included in the initial purchase price of $28.5 million nor is the contingent obligation accrued for by the Company.

The purchase price of the acquisition was allocated to land; building and improvements; furniture, fixtures and equipment; and intangible assets based on preliminary estimates and are subject to change as we obtain more complete information.

3.	DISCONTINUED OPERATIONS

The results of operations for properties sold during the year or designated as held-for-sale at the end of the year are classified as discontinued operations for all periods presented. Properties classified as real estate

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

held for disposition generally represent properties that are actively marketed or contracted for sale with the closing expected to occur within the next twelve months. The application of Topic 360 does not have an impact on net income available to common stockholders. The application of Topic 360 results in the reclassification of the operating results of all properties sold or classified as held for disposition through December 31, 2009, within the Consolidated Statements of Operations for the years ended December 31, 2009, 2008, and 2007, and the reclassification of the assets and liabilities within the Consolidated Balance Sheets as of December 31, 2009 and 2008, if applicable.

For the year ended December 31, 2009, the Company did not dispose of any communities. At December 31, 2009, UDR did not have any assets that met the criteria to be included in discontinued operations.

For the year ended December 31, 2008, UDR sold 86 communities, one commercial property, one parcel of land, and 53 condominiums from two communities with a total of 640 condominiums. UDR recognized after-tax gains for financial reporting purposes of $786.4 million on these sales. At December 31, 2008, UDR did not have any assets that met the criteria to be included in discontinued operations. In conjunction with the sale of the 86 communities during 2008, UDR received a $200.0 million note. The Company received full payment of the note during the year ended December 31, 2009.

For the year ended December 31, 2007, UDR sold 21 communities, 61 condominiums from two communities with a total of 640 condominiums, and one parcel of land. UDR recognized after-tax gains for financial reporting purposes of $239.1 million on these sales, of which $125.3 million are included in discontinued operations. The remaining $113.8 million of gains recognized, related to the sale of nine additional communities and the contribution of one development property, at cost, to a joint venture in which UDR holds a 20% interest, and is reported as a component of continuing operations as disclosed in Note 4, “Joint Ventures”. At December 31, 2007, UDR had 86 communities with a net book value of $885.5 million, two communities with a total of 579 condominiums and a net book value of $40.8 million, and one commercial unit with a net book value of $0.4 million included in real estate held for disposition. The results of operations for these properties and the interest expense associated with the secured debt on these properties are classified on the Consolidated Statements of Operations in the line item entitled “Income from discontinued operations.”

The following is a summary of income from discontinued operations for the years ended December 31, (dollars in thousands):

	December 31,
	2009	2007	2008

Rental income	$—	$39,597	$237,188
Non-property income	—	183	1

	—	39,780	237,189
Rental expenses		16,081	91,123
Property management fee		1,089	6,523
Real estate depreciation	—	—	65,972
Interest		2,612	16,259
Other expenses	—	6	511

	—	19,788	180,388
Income before net gain on the sale of depreciable property	—	19,992	56,801
Net gain on the sale of depreciable property, excluding RE3	2,343	787,058	117,468
RE3 gain/(loss) on sale of real estate, net of tax	81	(877)	7,801

Income from discontinued operations	$2,424	$806,173	$182,070

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company in the fourth quarter of 2008 made the strategic decision to exit our activity related to the conversion and sale of condominium units. As a result of our decision, the Company incurred a charge to earnings of $1.7 million. The unsold units were reverted to operating apartment homes. In addition, as the Company reverted the former condominium properties to operating communities and removed operating results from discontinued operations to continuing operations. Previously unrecorded depreciation of $3.7 million was recorded during the year ended December 31, 2008.

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

UDR’s joint ventures are funded with a combination of debt and equity. Our losses are limited to our investment and the Company does not guarantee any debt (issued by our unconsolidated joint ventures), capital payout or other obligations associated with our joint venture portfolio. The Company guarantees 100% of debt issued by our consolidated joint venture for which our equity ownership percentage is expected to increase to 98% in the first quarter of 2010.

Consolidated Joint Ventures

UDR is a partner with an unaffiliated third party in a joint venture (“989 Elements”) which owns and operates a 23-story, 166 home high-rise apartment community in the central business district of Bellevue, Washington. At closing, UDR owned 49% of the joint venture. Our initial investment was $11.8 million. On December 30, 2009, UDR entered into an agreement with our partner to purchase its 49% interest in 989 Elements for $7.8 million (outstanding at December 31, 2009). At closing of the agreement, the Company’s interest will be 98%. Concurrently, our partner resigned as managing member and appointed UDR as managing member. In addition, our partner relinquished its voting rights and approval rights and its ability to substantively participate in the decision-making process of the joint venture. As a result of UDR’s appointment as managing member, the Company is required to consolidate the joint venture under Topic 810. This event required UDR’s pre-existing interest in the joint venture, the acquired assets and the assumed liabilities to be remeasured at fair value in accordance with FASB ASC, Business Combinations (“Topic 805”). Prior to consolidation, our equity investment in 989 Elements was $9.8 million and $10.4 million at December 30, 2009 and December 31, 2008, respectively. The fair value of the assets acquired was $55.0 million ($54.8 million of real estate owned and $200,000 of working capital assets) and the fair value of assumed liabilities was $34.1 million ($33.4 million of a construction loan and $700,000 of working capital liabilities) at the consolidation date. UDR recognized a gain on the remeasurement of our previously held equity interest in the joint venture, acquired assets and assumed liabilities to fair value of $3.4 million and is included in “Gain on consolidation of joint ventures” on our Consolidated Statements of Operations. The joint venture’s activities and accounts are included in the Company’s consolidated financial position as of December 31, 2009 and consolidated results of operations and cash flows during the two day period ending December 31, 2009 to UDR’s Consolidated Financial Statements as of and for the year ended December 31, 2009.

On December 31, 2009, the Company repaid the outstanding balance of $35.0 million on the construction loan held by 989 Elements. As a result, the Company wrote off the adjustment to record the fair value of the

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

construction loan assumed on December 30, 2009 of $1.6 million and is included in “Write off of fair market value adjustment” on our Consolidated Statements of Operations.

UDR is a partner with an unaffiliated third party in a joint venture (“Elements Too”) which is developing a 274 home apartment community in the central business district of Bellevue, Washington. Construction began in the fourth quarter of 2006 and is scheduled to be completed in the first quarter of 2010. At closing and at December 31, 2008, we owned 49% of the joint venture. Our initial investment was $10.0 million.

On October 16, 2009, our partner resigned as managing member and appointed UDR as managing member. In addition, our partner relinquished its voting rights and approval rights and its ability to substantively participate in the decision-making process of the joint venture. As a result of UDR’s control of the joint venture, the Company is required to consolidate the joint venture under Topic 810. This event required UDR’s pre-existing interest in the joint venture, the acquired assets and the assumed liabilities to be remeasured at fair value in accordance with Topic 805. Prior to consolidation, our equity investment in Elements Too was $24.4 million (net of an $11.0 million equity loss discussed below) and $9.9 million at October 16, 2009 and December 31, 2008, respectively. The fair value of the assets acquired was $100.3 million ($99.5 million of real estate owned and $814,000 of working capital assets) and the fair value of assumed liabilities was $75.6 million ($70.5 million of a construction loan, $917,000 of a derivative instrument, and $4.2 million of working capital liabilities) at the consolidation date. On December 30, 2009, UDR entered into an agreement with our partner to purchase its 49% interest in Elements Too in consideration for $3.2 million (outstanding at December 31, 2009). At closing, the Company’s interest in Elements Too will be 98%. UDR recognized a loss on the remeasurement of our previously held equity interest in the joint venture, acquired assets and assumed liabilities to fair value of $1.9 million and is included in “Gain on consolidation of joint ventures” on our Consolidated Statements of Operations. The joint venture’s activities and accounts are included in the Company’s consolidated financial position as of December 31, 2009 and consolidated results of operations and cash flows during the seventy-six day period ending December 31, 2009 to UDR’s Consolidated Financial Statements as of and for the year ended December 31, 2009.

UDR is a partner with an unaffiliated third party in a joint venture (“Bellevue”) which owns an operating retail site in Bellevue, Washington. The Company initially planned to develop a 430 home high rise apartment building with ground floor retail on an existing operating retail center. However, during the year ended December 31, 2009, the joint venture decided to continue to operate the retail property as opposed to developing a high rise apartment building on the site. At closing and at December 31, 2008, we owned 49% of the joint venture. Our initial investment was $5.7 million.

On December 30, 2009, UDR entered into an agreement with our partner to purchase its 49% interest in Bellevue in consideration for $5.2 million (outstanding at December 31, 2009). At closing, the Company’s interest will be 98%. In addition, our partner resigned as managing member and appointed UDR as managing member. Concurrent with its resignation, our partner relinquished its voting rights and approval rights and its ability to substantively participate in the decision-making process of the joint venture. As a result of UDR’s appointment as managing member, the Company is required to consolidate the joint venture under Topic 810. This event required UDR’s pre-existing interest in Bellevue, the acquired assets and the assumed liabilities at fair value to be remeasured at fair value in accordance with Topic 805. Prior to consolidation, our equity investment in Bellevue was $5.0 million (net of a $5.0 million equity loss discussed below) and $10.2 million at December 29, 2009 and December 31, 2008, respectively. The fair value of the assets acquired was $33.0 million ($32.8 million of real estate owned and $211,000 of working capital assets) and the fair value of assumed liabilities was $23.0 million ($22.3 million of a mortgage payable, $506,000 of a derivative instrument, and $213,000 of working capital liabilities). UDR recognized a gain on the remeasurement of our previously held equity interest in the joint venture, acquired assets and assumed liabilities to fair value of $315,000 and is included in “Gain on consolidation of joint ventures” on our Consolidated Statements of Operations. The joint venture’s activities and accounts are included in the Company’s consolidated financial

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

position as of December 31, 2009 and consolidated results of operations and cash flows during the two-day period ending December 31, 2009 to UDR’s Consolidated Financial Statements as of and for the year ended December 31, 2009.

During 2008, we completed the development of a consolidated joint venture located in Marina del Rey, California with 298 apartment homes and a carrying value of $139.3 million. In December 2008, we acquired for $1.5 million our joint venture partner’s interest in their profit participation and terminated the property management agreement that had approximately two years remaining on the pre-existing contract. As a result of terminating our arrangement, the Company recorded a charge to earnings of $305,000 as the profit component related to the management agreement and capitalized the balance as part of the investment in real estate. The component capitalized as the investment in real estate will be depreciated over the average remaining life of the tangible assets. As of December 31, 2008, the Company included this property as a component of our wholly-owned communities.

Unconsolidated Joint Ventures

The Company recognizes earnings or losses from our investments in unconsolidated joint ventures consisting of our proportionate share of the net earnings or loss of the joint venture. In addition, we may earn fees for providing management and development services to the unconsolidated joint ventures. As of December 31, 2009, UDR had investments in the following unconsolidated joint ventures which are accounted for under the equity method of accounting.

During 2009, the Company established a joint venture with Kuwait Finance House to invest up to $450.0 million in multifamily properties located in key, high barrier to entry markets. The partners will contribute equity of $180.0 million of which the Company’s maximum equity contribution will be 30% or $54.0 million when fully invested. At closing, we owned 30% of the joint venture. Our investment at December 31, 2009 was $242,000. At December 31, 2009, the joint venture did not own any multi-family properties.

In November 2007, UDR and an unaffiliated third party formed a joint venture which owns and operates various properties located in Texas. In November 2007, UDR sold nine operating properties, consisting of 3,690 units, and contributed one property under development to the joint venture. The property under development has 302 units and was completed in 2008 and commenced lease up at that time. UDR contributed cash and property equal to 20% of the fair value of the properties. The unaffiliated member contributed cash equal to 80% of the fair value of the properties comprising the joint venture, which was then used to purchase the nine operating properties from UDR. Our initial investment was $20.4 million. Our investment at December 31, 2009 and December 31, 2008 was $13.9 million and $16.5 million, respectively.

In accordance with Subtopic 323-10, we evaluate our investments in unconsolidated joint ventures when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. During the year ended December 31, 2009, we recognized a non-cash charge of $16.0 million representing the other-than-temporary decline in the fair values below the carrying values of two of the Company’s Bellevue, Washington joint ventures, which were previously accounted for under the equity method. As discussed above, the joint ventures were subsequently consolidated and their accounts included in the Company’s consolidated financial position as of December 31, 2009 to UDR’s Consolidated Balance Sheets as of December 31, 2009. The activities of Bellevue Plaza are included in the consolidated results of operations and cash flows during the two day period ending December 31, 2009 to UDR’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the year ended December 31, 2009. The activities of Elements Too are included in the consolidated results of operations and cash flows during the seventy-six day period ending December 31, 2009 to UDR’s Consolidated Statement of Operations and Consolidated Statements of Cash Flows for the year ended December 31, 2009. The Company did not recognize any other-than-temporary

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decrease in the value of its other investments in unconsolidated joint ventures during the year ended December 31, 2009.

Summarized financial information relating to 100% of all the unconsolidated joint ventures operations (not just our proportionate share), is presented below for the years ended December 31, (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007

For the year ended(a):
Revenues	$48,575	$43,486	$9,495
Real estate depreciation and amortization	21,133	22,509	4,671
Net loss	(11,719)	(18,167)	(3,532)

(a)	Includes results of operations of newly consolidated joint ventures through the effective date of consolidation. See “Consolidated Joint Ventures” above.

Combined summary balance sheets relating to 100% of all the unconsolidated joint ventures (not just our proportionate share) is presented below for the years ended December 31, (dollars in thousands):

	2009	2008(a)

Real estate, net	$320,786	$517,549
Total assets	332,694	534,751
Amount due to UDR	779	3,898
Third party debt	254,000	373,353
Total liabilities	265,091	397,135
Equity	67,602	137,616

(a)	Amounts include certain joint ventures subsequently consolidated during the year ended December 31, 2009. See “Consolidated Joint Ventures” above.

As of December 31, 2009, the Company had deferred profit from the sale of properties of $28.8 million, which the Company will not recognize until the underlying property is sold to a third party. The Company recognized $1.9 million of management fees for our involvement in the joint ventures.

The Company may be required to make additional capital contributions to certain of our joint ventures should additional capital contributions be necessary to fund development costs or operating shortfalls.

5.	SECURED DEBT

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established the interest rate for the underlying debt instrument. Secured debt, which encumbers $3.1 billion or 49% of UDR’s real estate owned based upon gross

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

book value ($3.2 billion or 51% of UDR’s real estate owned is unencumbered) consists of the following as of December 31, 2009 (dollars in thousands):

			2009
	Principal Outstanding		Weighted	Weighted	Number of
	December 31		Average	Average	Communities
	2009	2008	Interest Rate	Years to Maturity	Encumbered

Fixed Rate Debt
Mortgage notes payable	$506,203	$476,810	5.18%	2.1	12
Tax-exempt secured notes payable	13,325	13,325	5.30%	21.2	1
Fannie Mae credit facilities	949,971	666,642	5.40%	7.1	14

Total fixed rate secured debt	1,469,499	1,156,777	5.32%	5.5	27

Variable Rate Debt
Mortgage notes payable	243,810	114,181	2.74%	3.5	14
Tax-exempt secured note payable	27,000	27,000	1.36%	20.2	1
Fannie Mae credit facilities	249,125	164,513	1.68%	6.3	34

Total variable rate secured debt	519,935	305,694	2.16%	5.7	49

Total secured debt	$1,989,434	$1,462,471	4.50%	5.6	76

UDR entered into secured revolving credit facilities with Fannie Mae with an aggregate commitment of $1.4 billion at December 31, 2009. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at our option. We have $950.0 million of the funded balance fixed at a weighted average interest rate of 5.4% and the remaining balance on these facilities is currently at a weighted average variable rate of 1. 7%

	December 31,	December 31,
	2009	2008
	(dollar amounts in thousands)

Borrowings outstanding	$1,199,096	$831,155
Weighted average borrowings during the period ended	1,033,658	702,620
Maximum daily borrowings during the period ended	1,199,322	831,370
Weighted average interest rate during the period ended	4.6%	5.5%
Weighted average interest rate at the end of the period	4.6%	5.0%

The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair market adjustment was a net discount of $987,000 and $763,000 at December 31, 2009 and December 31, 2008, respectively.

Fixed Rate Debt

Mortgage notes payable.  Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from January 2010 through June 2016 and carry interest rates ranging from 2.50% to 8.02%. Mortgage notes payable includes debt associated with development activities.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax-exempt secured notes payable.  Fixed rate mortgage notes payable that secure tax-exempt housing bond issues mature in March 2031 and carry an interest rate of 5.30%. Interest on these notes is payable in semi-annual installments.

Secured credit facilities.  At December 31, 2009, UDR’s fixed rate secured credit facilities consisted of $950.0 million on a $1.4 billion aggregate commitment under five revolving secured credit facilities with Fannie Mae (the Company also owes $249.1 million under the variable rate component of this instrument). The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at our option. As of December 31, 2009, the fixed rate Fannie Mae credit facilities had a weighted average fixed rate of interest of 5.40%.

Variable Rate Debt

Mortgage notes payable.  Variable rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from August 2010 through April 2016. The mortgage notes payable interest is based on LIBOR plus some basis points, which translate into interest rates ranging from 0.93% to 5.25% at December 31, 2009.

Tax-exempt secured note payable.  The variable rate mortgage note payable that secures tax-exempt housing bond issues matures in March 2030. Interest on this note is payable in monthly installments. The mortgage note payable has an interest rate of 1.36% as of December 31, 2009.

Secured credit facilities.  The variable rate secured credit facilities consisted of $249.1 million outstanding on the Fannie Mae credit facilities. As of December 31, 2009, the variable rate Fannie Mae credit facilities had a weighted average floating rate of interest of 1.68%.

The aggregate maturities of our secured debt due during each of the next five calendar years and thereafter are as follows (dollars in thousands):

	Fixed			Variable
	Mortgage	Tax-Exempt	Credit	Mortgage	Tax Exempt	Credit
	Notes	Notes Payable	Facilities	Notes	Notes Payable	Facilities	Total

2010	$221,200	$—	$2,654	$13,535	$—	$—	$237,389
2011	96,475	—	52,808	67,871	—	39,513	256,667
2012	56,895	—	177,944	46,283	—	48,203	329,325
2013	61,578	—	38,631	38,518	—	—	138,727
2014	—	—	3,328	1,111	—	—	4,439
Thereafter	70,055	13,325	674,606	76,492	27,000	161,409	1,022,887

Total	$506,203	$13,325	$949,971	$243,810	$27,000	$249,125	$1,989,434

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	UNSECURED DEBT

A summary of unsecured debt as of December 31, 2009 and 2008 is as follows (dollars in thousands):

	December 31,
	2009	2008

Commercial Banks
Borrowings outstanding under an unsecured term loan due February 2010(a)	$—	$240,000
Borrowings outstanding under an unsecured credit facility due July 2012(b)	189,300	—

	189,300	240,000

Senior Unsecured Notes
4.25% Medium-Term Notes due January 2009	—	50,000
6.50% Notes due June 2009	—	200,000
3.90% Medium-Term Notes due March 2010 (includes premium of $34 and $190)	50,034	50,190
3.625% Convertible Senior Notes due September 2011 (net of Subtopic 470-20 discount of $3,351 and $7,080)(c),(d)	122,984	164,255
5.00% Medium-Term Notes due January 2012	100,000	100,000
6.26% Term Notes due July 2012	100,000	—
6.05% Medium-Term Notes due June 2013(d)	122,500	125,000
5.13% Medium-Term Notes due January 2014	184,000	184,000
5.50% Medium-Term Notes due April 2014 (net of discount of $295 and $363)	128,205	128,137
5.25% Medium-Term Notes due January 2015 (includes premium of $177 and $212)(d)	175,352	175,387
5.25% Medium-Term Notes due January 2016	83,260	83,260
8.50% Debentures due September 2024(d),(f)	15,644	54,118
4.00% Convertible Senior Notes due December 2035 (net of Subtopic 470-20 discount of $1,916 and $5,834)(d),(e)	165,834	244,166
Other	42	149

	1,247,855	1,558,662

	$1,437,155	$1,798,662

(a)	During the year ended December 31, 2008, UDR borrowed $240 million in the form of a two-year unsecured term loan from a consortium of banks. UDR entered into one interest rate swap agreement associated with the borrowings under the term loan with an aggregate notional value of $200 million in which the Company pays a fixed rate of interest and receives a variable rate of interest on the notional amount. The loan was paid in full in December 2009.

(b)	Our unsecured credit facility provides us with an aggregate borrowing capacity of $600 million, which at our election we can increase to $750 million under certain circumstances. Our unsecured credit facility with a consortium of financial institutions carries an interest rate equal to LIBOR plus a spread of 47.5 basis points and matures in July 2012. In addition, the unsecured credit facility contains a provision that allows us to bid up to 50% of the commitment and we can bid out the entire unsecured credit facility once per quarter so long as we maintain an investment grade rating.

(c)	Subject to the restrictions on ownership of our common stock and certain other conditions, at any time on or after July 15, 2011 and prior to the close of business on the second business day prior to the maturity

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(d)	During the year ended December 31, 2009, the Company repurchased several different traunches of its unsecured debt in open market purchases resulting in retired debt with a notional value of $238.9 million for $222.3 million of cash. The gain of $9.8 million is presented as a separate component of interest expense on our Consolidated Statements of Operations for the year ended December 31, 2009. Consistent with our accounting policy, the Company expensed $2.3 million of unamortized financing costs and $3.4 million of unamortized discount on convertible debt as a result of these debt retirements for the year ended December 31, 2009.

(e)	Holders of the outstanding 4.00% notes may require us to repurchase their notes in whole or in part on January 15, 2011, December 15, 2015, December 15, 2020, December 15, 2025 and December 15, 2030, or upon the occurrence of a fundamental change, for cash equal to 100% of the principal amount of the notes to be repurchased plus any accrued and unpaid interest. On or after January 15, 2011, UDR will have the right to redeem the 4.00% notes in whole or in part, at any time or from time to time, for cash equal to 100% of the principal amount of the notes to be redeemed plus any accrued and unpaid interest. Subject to the restrictions on ownership of shares of our common stock and certain other conditions, holders of the 4.00% notes may convert their notes, into cash and, if applicable, shares of our common stock, at the conversion rate in effect at such time, as follows: (i) prior to the close of business on the second business day immediately preceding the stated maturity date at any time on or after December 15, 2030, and (ii) prior to December 15, 2030 under certain specified circumstances. The initial conversion rate for the notes was 35.2988 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $28.33 per share), subject to adjustment under certain circumstances. The Company’s Special Dividend paid in January 2009 met the criteria to adjust the conversion rate and the conversion rate was adjusted to 38.7123 shares of our common stock for each $1,000 of principal (equivalent to a conversion price of approximately $25.83 per share).

(f)	During the year ended December 31, 2009, pursuant to a cash tender offer announced on August 4, 2009, the Company repurchased $37.5 million in aggregate principal amount of its 8.50% Debentures due September 15, 2024 for $41.2 million of cash. In connection with this repurchase, the Company recorded a premium and related transaction costs. The tender offer expired on September 3, 2009.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subtopic 470-20 applies to all convertible debt instruments that have a “net settlement feature”, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. This guidance requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. The Company adopted provisions under

Subtopic 470-20 as of January 1, 2009, and the adoption impacted the historical accounting for the 3.625% convertible senior notes due September 2011 and the 4.00% convertible senior notes due December 2035, and resulted in increased interest expense of $4.3 million, $6.6 million, and $6.7 million for the years ended December 31, 2009, 2008, and 2007, respectively.

The following is a summary of short-term bank borrowings under UDR’s bank credit facility at December 31, (dollars in thousands):

	December 31,
	2009	2008

Total revolving credit facility	$600,000	$600,000
Borrowings outstanding at end of period	189,300	—
Weighted average daily borrowings during the period ended	83,875	84,566
Maximum daily borrowings during the period ended	279,400	587,400
Weighted average interest rate during the period ended	0.9%	4.1%
Weighted average interest rate at the end of the period	0.7%	N/A

The convertible notes are convertible at the option of the holder, and as such are presented as if the holder will convert the debt instrument at the earliest available date. The aggregate maturities of unsecured debt for the five years subsequent to December 31, 2009 are as follows (dollars in thousands):

	Bank	Unsecured
	Lines	Debt	Total

2010	$—	$50,003	$50,003
2011(a)	—	288,788	288,788
2012	189,300	199,970	389,270
2013	—	122,470	122,470
2014	—	312,515	312,515
Thereafter	—	274,109	274,109

	$189,300	$1,247,855	$1,437,155

(a)	The convertible debt balances have been adjusted to reflect the effect of Subtopic 470-20. Excluding the adjustment, total maturities in 2011 would be $294.1 million.

7.	STOCKHOLDERS’ EQUITY

UDR has an effective registration statement that allows the Company to sell an undetermined number of debt and equity securities as defined in the prospectus. The Company has the ability to issue 250,000,000 shares of common stock and 50,000,000 shares of preferred shares as of December 31, 2009.

During the year ended December 31, 2009, the Company entered into the following equity transactions for our common stock:

•	Issued 4,460,032 shares of common stock in connection with an “at the market” equity distribution program where we received gross proceeds of approximately $69.1 million;

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Issued 153,525 shares of common stock in connection with stock options exercised;

•	Issued 40,357 shares of common stock through the Company’s 1999 Long-Term Incentive Plan (the “LTIP”), net of forfeitures;

•	Converted 2,130,452 OP Units into Company common stock;

•	Issued 11,358,042 shares of common stock through the Special Dividend;

•	Repurchased 100,000 of common stock through the Company’s stock repurchase program.

Distributions are subject to the approval of the Board of Directors and are dependent upon our strategy, financial condition and operating results. UDR common distributions for the years ended December 31, 2009 and 2008 totaled $0.85 and $2.29 per share, respectively. For taxable years ending on or before December 31, 2009, the IRS is allowing REITS to distribute up to 90% of total distributions in common shares with the residual distributed in cash as a means of enhancing liquidity.

Preferred Stock

The Series E Cumulative Convertible Preferred Stock (Series E) has no stated par value and a liquidation preference of $16.61 per share. Subject to certain adjustments and conditions, each share of the Series E is convertible at any time and from time to time at the holder’s option into one share of our common stock prior to the Special Dividend. The holders of the Series E are entitled to vote on an as-converted basis as a single class in combination with the holders of common stock at any meeting of our stockholders for the election of directors or for any other purpose on which the holders of common stock are entitled to vote. The Series E has no stated maturity and is not subject to any sinking fund or any mandatory redemption.

Distributions declared on the Series E in for the year ended December 31, 2009 and 2008 was $1.33 per share. The Series E is not listed on any exchange. At December 31, 2009 and 2008, a total of 2,803,812 shares of the Series E were outstanding, respectively.

UDR is authorized to issue up to 20,000,000 shares of our Series F Preferred Stock (Series F). The Series F may be purchased by holders of UDR’s operating partnership units, or OP Units, at a purchase price of $0.0001 per share. OP Unitholders are entitled to subscribe for and purchase one share of UDR’s Series F for each OP Unit held. A total of 2,959,428 and 666,293 shares of the Series F, respectively, were outstanding at a value of $296 and $67 at December 31, 2009 and 2008, respectively. Holders of the Series F are entitled to one vote for each share of the Series F they hold, voting together with the holders of our common stock, on each matter submitted to a vote of security holders at a meeting of our stockholders. The Series F does not entitle its holders to any other rights, privileges or preferences.

In May 2007, UDR issued 5,400,000 shares of our 6.75% Series G Cumulative Redeemable Preferred Stock (Series G). The Series G has no stated par value and a liquidation preference of $25 per share. The Series G generally has no voting rights except under certain limited circumstances and as required by law. The Series G has no stated maturity and is not subject to any sinking fund or mandatory redemption and is not convertible into any of our other securities. The Series G is not redeemable prior to May 31, 2012. On or after this date, the Series G may be redeemed for cash at our option, in whole or in part, at a redemption price of $25 per share plus accrued and unpaid dividends. During the years ended December 31, 2009 and 2008, the Company repurchased 997,738 and 969,300 shares of Series G, respectively, for less than the liquidation preference of $25 per share resulting in a $2.6 million and $3.1 million benefit to our net income/(loss) attributable to common stockholders, respectively.

Distributions declared on the Series G for the year ended December 31, 2009 and 2008 was $1.69 per share. The Series G is listed on the NYSE under the symbol “UDRPrG.” At December 31, 2009 and 2008, a total of 3,432,962 and 4,430,700 shares of the Series G were outstanding, respectively.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividend Reinvestment and Stock Purchase Plan

UDR’s Dividend Reinvestment and Stock Purchase Plan (the “Stock Purchase Plan”) allows common and preferred stockholders the opportunity to purchase, through the reinvestment of cash dividends, additional shares of UDR’s common stock. From inception through December 31, 2009, shareholders have elected to utilize the Stock Purchase Plan to reinvest their dividends for the equivalent of 9,957,233 shares of Company common stock. Shares in the amount of 13,134,256 were reserved for issuance under the Stock Purchase Plan as of December 31, 2009. During the year ended December 31, 2009, UDR acquired all shares issued through the open market.

8.	EMPLOYEE BENEFIT PLANS

In May 2001, the stockholders of UDR approved the long term incentive plan (“LTIP”), which supersedes the 1985 Stock Option Plan. The LTIP authorizes the granting of awards which may take the form of options to purchase shares of common stock, stock appreciation rights, restricted stock, dividend equivalents, other stock-based awards, and any other right or interest relating to common stock or cash incentive awards to Company directors, employees and outside trustees to promote the success of the Company by linking individual’s compensation via grants of share based payment. During the year ended December 31, 2009, the stockholders of UDR voted to amend and restate the LTIP to increase the number of shares reserved from 4,000,000 shares to 16,000,000 shares on an unadjusted basis for issuance upon the grant or exercise of awards under the LTIP, which all can be for incentive stock option grants. The LTIP generally provides, among other things, that options are granted at exercise prices not lower than the market value of the shares on the date of grant and that options granted must be exercised within 10 years. As of December 31, 2009, there were 10,113,864 common shares available for issuance under the LTIP.

The LTIP contains change of control provisions allowing for the immediate vesting of an award upon certain events such as a merger where UDR is not the surviving entity. Upon the death or disability of an award recipient all outstanding instruments will vest and all restrictions will lapse. Further, upon the retirement of an award recipient, all outstanding instruments will vest and all restrictions will lapse. The LTIP specifies that in the event of a capital transaction, which includes but is not limited to stock dividends, stock splits, extraordinary cash dividends and spin-offs, the number of shares available for grant in totality or to a single individual is to be adjusted proportionately. The LTIP specifies that when a capital transaction occurs that would dilute the holder of the stock award, prior grants are to be adjusted such that the recipient is no worse as a result of the capital transaction.

Stock Option Plan

UDR has granted stock options to our employees, subject to certain conditions. Each stock option is exercisable into one common share.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of UDR’s stock option activity on an unadjusted basis during the three years ended December 31, 2009 is as follows:

	Option Outstanding		Option Exercisable
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price

Balance, January 1, 2007	1,299,390	$11.44
Exercised	(213,731)	12.25
Forfeited	(7,000)	12.76

Balance, December 31, 2007	1,078,659	$11.25	1,078,689	$11.25

Granted	465,841	$26.55
Exercised	(220,333)	10.67
Forfeited	—	—

Balance, December 31, 2008	1,324,167	$16.73	1,124,167	$15.01

Granted	3,260,752	$10.24
Exercised	(153,525)	8.95
Forfeited	(20,570)	10.33

Balance, December 31, 2009	4,410,824	$11.85	1,475,311	$13.84

The weighted-average grant date fair value of options granted during the year ended December 31, 2009 was estimated at $1.19 per share. Utilizing the Black-Scholes-Merten option pricing model, the Company used the following assumptions: dividend yield of 12.13%, volatility of 42.9%, risk-free interest rate of 1.76% and an expected life of approximately 4.5 years. Total remaining compensation cost related to unvested share options as of December 31, 2009 was approximately $2.7 million.

The weighted average remaining contractual life on all options outstanding as of December 31, 2009 is 2.9 years. 96,151 of share options had exercise prices between $9.12 and $9.99, 3,497,723 of share options had exercise prices between $10.06 and $10.30, 312,589 of share options had exercise prices between $11.30 and $13.74 and 504,361 of share options had exercise prices between $24.38 and $25.10.

During the year ended December 31, 2009, we recognized $1.3 million of net compensation expense related to our stock option grants.

Restricted Stock Awards

Restricted stock is granted to Company employees, officers, consultants, and directors. The restricted stock is valued on the grant date based upon the market price of UDR common stock on the date of grant. Compensation expense is recorded over the vesting period, which is generally three to four years. Restricted stock earn dividends payable in cash until the earlier of the date of the underlying restricted stock is exercised or the expiration of the underlying restricted stock award. Some of the restricted stock is performance based and is adjusted based on Company performance. For the years ended December 31, 2009, 2008 and 2007, we recognized $7.6 million, $7.0 million, and $6.1 million of compensation expense related to the amortization of restricted stock, respectively. As of December 31, 2009, the Company had issued 1,689,108 shares of restricted stock under the LTIP. The total remaining compensation cost on unvested restricted stock awards was $6.3 million and has a weighted average remaining contractual life of 1.4 years as of December 31, 2009.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Profit Sharing Plan

Our profit sharing plan (the “Plan”) is a defined contribution plan covering all eligible full-time employees. Under the Plan, UDR makes discretionary profit sharing and matching contributions to the Plan as determined by the Compensation Committee of the Board of Directors. Aggregate provisions for contributions, both matching and discretionary, which are included in UDR’s Consolidated Statements of Operations for the three years ended December 31, 2009, 2008, and 2007 were $0.7 million, $0.9 million, and $0.8 million, respectively.

9.	INCOME TAXES

For 2009, 2008, and 2007, UDR believes that we have complied with the REIT requirements specified in the Code. As such the REIT would generally not be subject to federal income taxes.

The following table reconciles UDR’s net income to REIT taxable income for the three years ended December 31, 2009 (dollars in thousands):

	December 31,
	2009	2008	2007

GAAP Net (loss)/income	$(91,623)	$743,867	$226,730
Book to tax differences
Elimination of TRS loss	49,012	44,436	13,284
Non-controlling interest	258	(8,714)	(15,977)
Depreciation and amortization expense	50,745	52,662	18,539
Disposition of properties	—	(449,598)	(52,192)
Revenue recognition timing differences	103,457	(1,897)	(2,439)
Compensation related differences	7,324	(1,666)	(1,804)
Other expense timing differences	(5,285)	(9,443)	7,125
Net operating loss	(3,924)	(3,925)	(3,925)

REIT taxable income before dividends	$109,964	$365,722	$189,341

Dividend paid deduction	$109,964	$365,722	$189,341

For income tax purposes, distributions paid to common stockholders may consist of ordinary income, qualified dividends, capital gains, unrecaptured section 1250 gains, return of capital, or a combination thereof. Distributions that exceed our current and accumulated earnings and profits constitute a return of capital rather than taxable income and reduce the stockholder’s basis in their common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholder’s basis in the common shares, it generally will be treated as a gain from the sale or exchange of that stockholder’s common shares. For the three years ended December 31, 2009, taxable distributions paid per common share were taxable as follows:

	December 31,
	2009	2008	2007

Ordinary income	$0.08	$0.20	$0.20
Long-term capital gain	0.54	1.82	0.84
Unrecapture section 1250 gain	0.05	0.59	0.26

	$0.67	$2.61	$1.30

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have TRS that are subject to state and federal income taxes. A TRS is a C-corporation which has not elected REIT status and as such is subject to United States Federal and state income tax. The components of the provision for income taxes for the three years ended December 31, 2009 are as follows (dollars in thousands):

	December 31,
	2009	2008	2007

Income tax (benefit)/expense
Current
Federal	$(11,925)	$2,421	$(6,749)
State	(2,573)	(1,873)	(832)

Total current	(14,498)	548	(7,581)

Deferred
Federal	12,030	(10,504)	(908)
State	2,779	83	(111)

Total deferred	14,809	(10,421)	(1,019)

Total income tax expense/(benefit)	$311	$(9,873)	$(8,600)

Deferred income taxes are provided for the change in temporary differences between the basis of certain assets and liabilities for financial reporting purposes and income tax reporting purposes. The expected future tax rates are based upon enacted tax laws. The components of our TRS deferred tax assets and liabilities are as follows for the three years ended December 31, (dollars in thousands):

	2009	2008	2007

Deferred tax assets:
Federal and state tax attributes	$20,239	$21,123	$380
Book/tax depreciation	3,946	3,851	593
Construction capitalization differences	3,045	468	605
Investment in partnerships	4,711	—	—
Debt and interest deductions	8,175	12,262	—
Other	285	270	124

Total deferred tax assets	40,401	37,974	1,702
Valuation allowance	(33,554)	(15,304)	—

Net deferred income tax assets	6,847	22,670	1,702

Deferred tax liabilities
Investment in partnerships	—	(177)	(35)
Other	(291)	(1,149)	(281)

Total deferred tax liabilities	(291)	(1,326)	(316)

Net deferred tax asset	$6,556	$21,344	$1,386

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax (benefit) or expense differed from the amounts computed by applying the U.S. statutory rate of 35% to pretax income or (loss) for the three years ended December 31, 2009, as follows (dollars in thousands):

	December 31,
	2009	2008	2007

Income tax (benefit)/expense
U.S. federal income tax benefit	$(17,042)	$(19,019)	$(7,659)
State income tax (net of federal benefit)	(1,391)	(1,991)	(943)
Valuation allowance	17,484	11,136	—
Other items	1,260	1	2

Total income tax expense/(benefit)	$311	$(9,873)	$(8,600)

Classification of income tax expense/(benefit)
Continuining operations	$311	$(9,713)	$(17,110)
Discontinued operations	—	(160)	8,510

As of December 31, 2009, the Company through our TRS had federal net loss carryovers (“NOL”) of approximately $53.0 million. Of the total NOL, $6.0 million ($2.1 million tax effected) will be carried back to previous years with the balance of $20.5 million expiring in 2028 and $20.5 million expiring in 2029. As of December 31, 2009, the TRS had state NOL of approximately $73.0 million, of which approximately $1.8 million begins to expire in 2012 with the remainder expiring in 2022 through 2029. As of December 31, 2009, the Company had a valuation allowance of $33.5 million against 100% of its deferred tax assets and 50% of its federal net operating losses. During the year ended December 31, 2009, the Company had a net change of $18.3 million in the valuation allowance.

UDR adopted FASB ASC 740, Income Taxes (“Topic 740”) (formerly FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109”), on January 1, 2007. Topic 740 defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Topic 740 requires the financial statements reflect expected future tax consequences of income tax positions presuming the taxing authorities’ full knowledge of the tax position and all relevant facts, but without considering time values. Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.

The Company evaluates our tax position using a two-step process. First, we determine whether a tax position is more likely than not (greater than 50 percent probability) to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Then the Company will determine the amount of benefit to recognize and record the amount of the benefit that is more likely than not to be realized upon ultimate settlement. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in income tax expense. As of December 31, 2008, we reduced our recognized tax benefits under FIN 48 as a result of a change in measurement of certain items. As of December 31, 2009, UDR does not believe we have any unrecognized tax benefits.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties is as follows (dollars in thousands):

	December 31,
	2009	2008	2007

Balance at beginning of year	$—	$415	$538
Reductions for tax positions of prior years	—	(415)	(123)

Balance at end of year	$—	$—	$415

The total amount of unrecognized tax benefits that, if recognized would affect the effective rate is $0. We do not currently believe the unrecognized tax benefits will change significantly within the next 12 months.

We recognize interest and penalties accrued related to unrecognized tax benefits as a component of the provision for income taxes. During the year ended December 31, 2009, the Company recognized $0 in interest and penalties. As of December 31, 2009 and 2008, UDR had $0 of interest and penalties accrued, respectively.

The Company files income tax returns in federal and various state jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local income tax examination by tax authorities for years prior to 2006.

10.	FAIR VALUE OF DERIVATIVES AND FINANCIAL INSTRUMENTS

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

At December 31, 2009 and December 31, 2008, the fair values of cash and cash equivalents, restricted cash, notes receivable, escrow 1031exchange funds, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

The Company adopted the provisions of FASB ASC 825, Financial Instruments (formerly FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”) on June 30, 2009, which

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

require disclosures about the fair value of financial instruments in interim as well as annual financial statements. The carrying amounts and estimated fair value of the Company’s financial instruments, where different, as of December 31, 2009 and 2008 are summarized as follows (dollars in thousands):

	December 31,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Amounts	Fair Value	Amounts	Fair Value

Debt instruments
Secured debt(a)	$1,989,434	$2,002,522	$1,462,471	$1,419,411
Unsecured debt(b)	1,437,155	1,425,814	1,798,662	1,183,098
Derivative contracts(c)
Interest rate swaps	$(5,947)	$(5,947)	$(11,011)	$(11,011)
Interest rate caps	2,294	2,294	62	62

(a)	See Note 5, “Secured Debt”

(b)	See Note 6, “Unsecured Debt”

(c)	See Note 11, “Derivatives and Hedging Activity”

We estimate the fair value of our fixed rate debt instruments by discounting the remaining cash flows of the debt instrument at a discount rate equal to the replacement market credit spread plus the corresponding treasury yields. Factors considered in determining a replacement market credit spread include general market conditions, borrower specific credit spreads, time remaining to maturity, loan-to-value ratios and collateral quality (Level 3).

The Company has derivative contracts that are measured and recognized at fair value using the Topic 820 hierarchy. The derivative contracts are recorded in “Other assets” and in “Accounts payable, accrued expenses and other liabilities” in the Consolidated Balance Sheets for $2.3 million and $5.9 million, and $62,000 and $11.0 million as of December 31, 2009 and 2008, respectively.

The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.

To comply with the provisions of Topic 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

FASB ASC 320, Investments- Debt and Equity Securities (formerly FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”), which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The amortized cost, gross unrealized gains and losses and fair value of the Company’s investments at December 31, 2009 are as follows (dollars in thousands):

		Gross	Gross	Estimated Fair
	Amortized	Unrealized	Unrealized	Value (Net Carrying
	Cost	Gains	Losses	Amount)

Corporate debt securities- U.S.	$33,066	$4,584	$—	$37,650

The fair value of the corporate debt securities is determined by Level 1 inputs which utilize quoted prices in active markets where we have the ability to access values for identical assets.

Since the Company recognized an unrealized gain during the year ended December 31, 2009, and it does not intend to sell the investments at a loss nor will it be required to sell the investments before recovery of its amortized cost basis by the time the Company’s rights to redeem the debt securities become effective in March 2012, the Company does not consider the investment in these securities to be other-than-temporarily impaired at December 31, 2009.

During the third quarter of 2009, the Company recognized a non-cash charge of $16.0 million representing the other-than-temporary decline in the fair values below the carrying values of two of the Company’s equity investments in our Bellevue, Washington unconsolidated joint ventures. (See Note 4, “Joint Ventures” for further discussion on these joint ventures, which were subsequently consolidated in UDR’s Consolidated Financial Statements during the quarter ended December 31, 2009.) The Company did not recognize any other-than-temporary decrease in the value of its other investments in unconsolidated joint ventures during the year ended December 31, 2009. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy.

After determining an other-than-temporary decrease in the value of an equity method has occurred, we estimate the fair value of our investment by estimating the proceeds we would receive upon a hypothetical liquidation of the investment at the date of measurement. Inputs reflect management’s best estimate of what market participants would use in pricing the investment giving consideration to the terms of the joint venture agreement and the estimated discounted future cash flows to be generated from the underlying joint venture asset. The inputs and assumptions utilized to estimate the future cash flows of the underlying asset are based upon the Company’s evaluation of the economy, market trends, operating results, and other factors, including judgments regarding costs to complete any construction activities, lease up and occupancy rates, rental rates, inflation rates, capitalization rates utilized to estimate the projected cash flows at the disposition, and discount rates.

11.	DERIVATIVES AND HEDGING ACTIVITY

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated Other Comprehensive Income/(Loss)” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2009, the Company recorded less than $1,000 of ineffectiveness in earnings attributable to reset date and index mismatches between the derivative and the hedged item.

Amounts reported in “Accumulated Other Comprehensive Income/(Loss)” related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the year ended December 31, 2009, the Company estimates that an additional $5.7 million will be reclassified as an increase to interest expense.

As of December 31, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

	Number of
Interest Rate Derivative	Instruments	Notional

Interest rate swaps	10	$500,368
Interest rate caps	2	$113,909

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging (formerly SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”) (“Topic 815”). Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a gain of $593,000 for the year ended December 31, 2009. As of December 31, 2009, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollar amounts in thousands):

	Number of
Product	Instruments	Notional

Interest rate swaps	4	$90,500
Interest rate caps	5	$270,166

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2009.

	Tabular Disclosure of Fair Values of Derivative Instruments (amounts in thousands)
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments under Topic 815
Interest Rate Products	Other Assets	$1,348	Other Liabilities	$5,282

Total derivatives designated as hedging instruments under Topic 815		$1,348		$5,282

Derivatives not designated as hedging instruments under Topic 815
Interest Rate Products	Other Assets	$946	Other Liabilities	$665

Total derivatives not designated as hedging instruments under Topic 815		$946		$665

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of
Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the year ended December 31, 2009 (dollar amounts in thousands):

				Location of Loss	Amount of Gain or
		Location of Loss	Amount of Gain or	Recognized in Income on	(Loss) Recognized in
	Amount of Gain or (Loss)	Reclassified from	(Loss) Reclassified from	Derivative (Ineffective	Income on Derivative
Derivatives in Topic 815	Recognized in OCI on	Accumulated OCI into	Accumulated OCI into	Portionand Amount	(Ineffective Portion and
Cash Flow Hedging	Derivative (Effective	Income (Effective	Income (Effective	Excluded from	Amount Excluded from
Relationships	Portion)	Portion)	Portion)	Effectiveness Testing)	Effectiveness Testing)

Interest Rate Products	$(3,949)	Interest expense	$(12,082)	Other expense	$—

Total	$(3,949)		$(12,082)		$—

		Amount of
		Gain
Derivatives Not Designated as	Location of Gain or	Recognized in
Hedging Instruments	(Loss) Recognized in	Income on
Under Topic 815	Income on Derivative	Derivative

Interest Rate Products	Other income/(expense)	$593

Total		$593

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain of the Company’s agreements with its derivative counterparties contain provisions where if there is a change in the Company’s financial condition that materially changes the Company’s creditworthiness in an adverse manner, the Company may be required to fully collateralize its obligations under the derivative instrument.

The Company also has an agreement with a derivative counterparty that incorporates the loan and financial covenant provisions of the Company’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with these covenant provisions would result in the Company being in default on any derivative instrument obligations covered by the agreement.

As of December 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $6.7 million. As of December 31, 2009, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2009, it would have been required to settle its obligations under the agreements at their termination value of $6.7 million.

12.	COMMITMENTS AND CONTINGENCIES

Commitments

Real Estate Under Development

The Company is committed to completing our real estate projects under development and our development joint ventures. The following summarizes the Company’s real estate commitments as of December 31, 2009 (dollars in thousands):

	Number of	Costs Incurred	Total	Ownership
	Properties	to Date	Budgeted Costs	Stake

Wholly owned — under development	4	$216,915	$258,600	100%
Joint Venture — Consolidated	1	120,057	123,000	49%

		$336,972	$381,600

The Company may be required to make additional capital contributions to certain of our joint ventures should additional capital contributions be necessary to fund development costs or operating shortfalls.

Ground and Other Leases

UDR owns five communities which are subject to ground leases expiring between 2019 and 2103. In addition, UDR is party to various operating leases related to office space rented by the Company with expiration dates though 2012. The leases are accounted for in accordance with FASB ASC 840, Leases (formerly SFAS 13). Future minimum lease payments as of December 31, 2009 are as follows (dollars in thousands):

	Ground	Office
	Leases(a)	Space

2010	$4,545	$997
2011	4,545	637
2012	4,545	282
2013	4,545	—
2014	4,545	—
Thereafter	295,686	—

	$318,411	$1,916

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	For purposes of our ground lease contracts, the Company uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a reset provision based on the communities appraised value or consumer price index but does not included a specified minimum lease payment, the Company uses the current rent over the remainder of the lease term.

UDR incurred $5.0 million, $4.1 million and $1.4 million of ground rent expense for the years ended December 31, 2009, 2008, and 2007, respectively. The Company incurred $2.0 million, $1.4 million and $1.1 million of rent expense related to office space for the years ended December 31, 2009, 2008, and 2007, respectively.

Contingencies

Series D Out-Performance Program

In February 2006, the Board of Directors of UDR approved the Series D Out-Performance Program (the “Series D Program”) pursuant to which certain executive officers of UDR (the “Series D Participants”) were given the opportunity to invest indirectly in UDR by purchasing interests in UDR Out-Performance IV, LLC, a Delaware limited liability company (the “Series D LLC”), the only asset of which is a special class of partnership units of the Operating Partnership (“Series D Out-Performance Partnership Shares” or “Series D OPPSs”). The Series D Program was part of the New Out-Performance Program approved by UDR’s stockholders in May 2005. The Series D LLC agreed to sell 830,000 membership units unadjusted for the Special Dividend to certain members of UDR’s senior management at a price of $1.00 per unit. The aggregate purchase price of $830,000 for the Series D OPPSs, assuming 100% participation, was based upon the advice of an independent valuation expert. The Series D Program measured the cumulative total return on our common stock over the 36-month period beginning January 1, 2006 and ending December 31, 2008.

The Series D Program was designed to provide participants with the possibility of substantial returns on their investment if the cumulative total return on UDR’s common stock, as measured by the cumulative amount of dividends paid plus share price appreciation during the measurement period was at least the equivalent of a 36% total return, or 12% annualized (“Minimum Return”).

At the conclusion of the measurement period, if UDR’s cumulative total return satisfied these criteria, the Series D LLC as holder of the Series D OPPSs would receive (for the indirect benefit of the Series D Participants as holders of interests in the Series D LLC) distributions and allocations of income and loss from the Operating Partnership equal to the distributions and allocations that would have been received on the number of OP Units obtained by:

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

For the Series D OPPSs, the number determined pursuant to clause (ii) above was capped at 1% of market capitalization.

If, on the valuation date, the cumulative total return of UDR’s common stock did not meet the Minimum Return, then the Series D Participants would forfeit their entire initial investment. At the conclusion of the measurement period, December 31, 2008, the total cumulative return on UDR’s common stock did not meet

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the minimum return threshold. As a result, there were no payouts under the Series D OPPSs program and the investment in the amount of $443,267 made by the holders of the Series D OPPSs was forfeited.

Series E Out-Performance Program

In February 2007, the board of directors of UDR approved the Series E Out-Performance Program (the “Series E Program”) pursuant to which certain executive officers of UDR (the “Series E Participants”) were given the opportunity to invest indirectly in UDR by purchasing interests in UDR Out-Performance V, LLC, a Delaware limited liability company (the “Series E LLC”), the only asset of which is a special class of partnership units of the Operating Partnership (“Series E Out-Performance Partnership Shares” or “Series E OPPSs”). The Series E Program was part of the New Out-Performance Program approved by UDR’s stockholders in May 2005. The Series E LLC agreed to sell 805,000 membership units to certain members of UDR’s senior management at a price of $1.00 per unit. The aggregate purchase price of $805,000 for the Series E OPPSs, assuming 100% participation, was based upon the advice of an independent valuation expert. The Series E Program measured the cumulative total return on our common stock over the 36-month period beginning January 1, 2007 and ending December 31, 2009.

The Series E Program was designed to provide participants with the possibility of substantial returns on their investment if the cumulative total return on UDR’s common stock, as measured by the cumulative amount of dividends paid plus share price appreciation during the measurement period was at least the equivalent of a 36% total return, or 12% annualized (“Minimum Return”).

At the conclusion of the measurement period, if UDR’s cumulative total return satisfied these criteria, the Series E LLC as holder of the Series E OPPSs would receive (for the indirect benefit of the Series E Participants as holders of interests in the Series E LLC) distributions and allocations of income and loss from the Operating Partnership equal to the distributions and allocations that would have been received on the number of OP Units obtained by:

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

For the Series E OPPSs, the number determined pursuant to clause (ii) above was capped at 0.5% of market capitalization.

If, on the valuation date, the cumulative total return of UDR’s common stock did not meet the Minimum Return, then the Series E Participants would forfeit their entire initial investment.

At the conclusion of the measurement period, December 31, 2009, the total cumulative return on UDR’s common stock did not meet the minimum return threshold. As a result, there were no payouts under the Series E OPPSs program and the investment in the amount of $517,500 made by the holders of the Series E OPPSs was forfeited.

Litigation and Legal Matters

UDR is subject to various legal proceedings and claims arising in the ordinary course of business. UDR cannot determine the ultimate liability with respect to such legal proceedings and claims at this time. UDR

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

believes that such liability, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on our financial condition, results of operations or cash flow.

13.	REPORTABLE SEGMENTS

FASB ASC Topic 280, Segment Reporting (formerly SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”) (“Topic 280”), requires that segment disclosures present the measure(s) used by the chief operating decision maker to decide how to allocate resources and for purposes of assessing such segments’ performance. UDR’s chief operating decision maker is comprised of several members of its executive management team who use several generally accepted industry financial measures to assess the performance of the business for our reportable operating segments.

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

UDR’s two reportable segments are same communities and non-mature/other communities:

•	Same communities represent those communities acquired, developed, and stabilized prior to January 1, 2008, and held as of December 31, 2009. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

•	Non-mature/other communities represent those communities that were acquired or developed in 2007, 2008 or 2009, sold properties, redevelopment properties, properties classified as real estate held for disposition, condominium conversion properties, joint venture properties, properties managed by third parties, and the non-apartment components of mixed use properties.

Management evaluates the performance of each of our apartment communities on a same community and non-mature/other basis, as well as individually and geographically. This is consistent with the aggregation criteria of Topic 280 as each of our apartment communities generally has similar economic characteristics, facilities, services, and tenants. Therefore, the Company’s reportable segments have been aggregated by geography in a manner identical to that which is provided to the chief operating decision maker.

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three years ended December 31, 2009, 2008, or 2007.

The accounting policies applicable to the operating segments described above are the same as those described in Note 1, “Summary of Significant Accounting Policies.” The following table details rental income and NOI for UDR’s reportable segments for the three years ended December 31, 2009, 2008, and 2007, and

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reconciles NOI to (loss)/income from continuing operations per the consolidated statement of operations (dollars in thousands):

	December 31,
	2009	2008	2007

Reportable apartment home segment rental income
Same Communities
Western Region	$206,375	$212,373	$200,962
Mid-Atlantic Region	107,089	106,162	101,550
Southeastern Region	107,783	110,943	108,721
Southwestern Region	14,890	15,475	14,934
Non-Mature communities/Other	166,762	118,455	75,451

Total segment and consolidated rental income	$602,899	$563,408	$501,618

Reportable apartment home segment NOI
Same Communities
Western Region	$145,722	$150,069	$139,911
Mid-Atlantic Region	73,498	73,016	70,787
Southeastern Region	67,515	69,668	69,111
Southwestern Region	9,678	10,222	9,864
Non-Mature communities/Other	102,047	70,495	43,373

Total segment and consolidated NOI	$398,460	$373,470	$333,046

Reconciling items:
Non-property income	12,362	27,190	4,320
Property management	(16,581)	(15,494)	(13,792)
Other operating expenses	(5,581)	(4,563)	(1,442)
Hurricane related expenses	(127)	(1,310)	—
Depreciation and amortization	(278,391)	(251,984)	(191,478)
Interest, net	(142,152)	(143,018)	(168,338)
General and administrative	(39,812)	(47,179)	(39,566)
Severance costs and other restructuring charges	—	(653)	(4,333)
Other depreciation and amortization	(5,161)	(4,866)	(3,077)
Loss from unconsolidated entities	(18,665)	(3,612)	(1,589)
Tax (expense)/benefit for the TRS	(311)	9,713	17,110
Gain on consolidation of joint ventures	1,912	—	—
Net gain on the sale of depreciable property to joint venture	—	—	113,799

(Loss)/income from continuing operations	$(94,047)	$(62,306)	$44,660

Included within non-property income as other income for the year ended December 31, 2008 is net revenue of $2.9 million for insurance related recoveries owed from one of the Company’s joint ventures as a result of Hurricane Ike.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the assets of UDR’s reportable segments for the years ended December 31, 2009 and 2008 (dollars in thousands):

	December 31,
.	2009	2008

Reportable apartment home segment assets
Same Communities
Western Region	$1,939,373	$1,917,347
Mid-Atlantic Region	730,420	718,124
Southeastern Region	825,371	814,204
Southwestern Region	132,381	131,250
Non-Mature communities/Other	2,687,502	2,250,828

Total segment assets	6,315,047	5,831,753
Accumulated depreciation	(1,351,293)	(1,078,689)

Total segment assets — net book value	4,963,754	4,753,064

Reconciling items:
Cash and cash equivalents	5,985	12,740
Marketable securities	37,650	—
Restricted cash	8,879	7,726
Deferred financing costs, net	26,601	29,168
Notes receivable	7,800	207,450
Investment in unconsolidated joint ventures	14,126	47,048
Other assets	67,822	85,842
Other assets — real estate held for disposition	—	767

Total consolidated assets	$5,132,617	$5,143,805

Capital expenditures related to our same communities totaled $44.4 million, $70.6 million, and $73.6 million for the three years ended December 31, 2009, 2008, and 2007, respectively. Capital expenditures related to our non-mature/other communities totaled $10.8 million, $13.0 million, and $62.5 million for the three years ended December 31, 2009, 2008, and 2007, respectively.

Markets included in the above geographic segments are as follows:

i.	Western — Orange County, San Francisco, Monterey Peninsula, Los Angeles, Seattle, San Diego, Inland Empire, Sacramento and Portland

ii.	Mid-Atlantic — Metropolitan DC, Baltimore, Richmond, Norfolk, and Other Mid-Atlantic

iii.	Southeastern — Tampa, Orlando, Nashville, Jacksonville, and Other Florida

iv.	Southwestern — Phoenix and Dallas

14.	RESTRUCTURING CHARGES

As of December 31, 2008, UDR restructured our operations resulting in a severance related charge of $912,000 reported in the Consolidated Statements of Operations within the line item “Severance costs and other restructuring charges”. The Company incurred this charge as a result of the restructuring and consolidating 24 positions as we continue to focus on obtaining efficiencies.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

15.	UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA

Selected consolidated quarterly financial data for the years ended December 31, 2009 and 2008 is summarized in the table below (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,

2009
Rental income(a)	$150,615	$151,843	$150,311	$150,130
Loss from continuing operations	(13,255)	(14,713)	(40,356)	(25,723)
(Loss)/income from discontinued operations	(168)	2,053	601	(62)
Net loss available to common stockholders	(15,429)	(14,858)	(40,776)	(24,795)
Loss per share(b)
Basic and diluted	$(0.11)	$(0.10)	$(0.27)	$(0.16)
2008
Rental income(a)	$126,586	$139,955	$147,414	$149,453
Loss from continuing operations	(14,401)	(13,681)	(17,100)	(17,124)
Income from discontinued operations	786,856	13,316	6,736	(735)
Net income/(loss) available to common stockholders	720,510	(3,886)	(9,778)	(18,138)
Earnings/(loss) per share(b),(c)
Basic and diluted	$5.47	$(0.03)	$(0.08)	$(0.13)

(a)	Represents rental income from continuing operations

(b)	Quarterly earnings per common share amounts may not total to the annual amounts due to rounding.

(c)	Prior to retrospective adjustment of the Special Dividend, earnings/(loss) per share-basic and diluted was $5.05, ($0.03), ($0.07) and ($0.13) for the quarters ended March 31, 2008, June 30, 2008, September 30, 2008, and December 31, 2008. (See Note 1, “Summary of Significant Accounting Policies” for further discussion of the Special Dividend).

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED
FOR THE YEAR ENDED DECEMBER 31, 2009

					Cost of	Gross Amount at Which
		Initial Costs		Total	Improvements	Carried at Close of Period
		Land and	Buildings	Initial	Capitalized	Land and	Buildings	Total
		Land	and	Acquisition	Subsequent	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	to Acquisition Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired

WESTERN REGION

Harbor at Mesa Verde	46,627,165	20,476,466	28,537,805	49,014,271	10,618,870	20,670,994	38,962,147	59,633,141	15,484,576	2003	Jun-03

Pine Brook Village	18,270,000	2,581,763	25,504,086	28,085,849	4,384,221	3,824,329	28,645,741	32,470,070	10,737,269	1979	Jun-03

Pacific Shores	19,145,000	7,345,226	22,623,676	29,968,902	7,068,306	7,449,054	29,588,154	37,037,208	11,340,412	2003	Jun-03

Huntington Vista	30,965,678	8,055,452	22,485,746	30,541,198	5,551,185	8,159,932	27,932,451	36,092,383	10,809,161	1970	Jun-03

Pacific Palms	—	12,285,059	6,236,783	18,521,842	1,528,737	12,562,735	7,487,844	20,050,579	3,377,614	1962	Jul-03

Missions at Back Bay	—	229,270	14,128,763	14,358,033	1,506,839	10,722,883	5,141,989	15,864,872	2,069,251	1969	Dec-03

Huntington Villas	55,202,275	61,535,270	18,017,201	79,552,471	3,901,751	61,811,460	21,642,762	83,454,222	7,621,200	1972	Sep-04

Vista Del Rey	13,287,960	10,670,493	7,079,834	17,750,327	1,350,982	10,720,737	8,380,572	19,101,309	2,906,278	1969	Sep-04

Foxborough	—	12,070,601	6,186,721	18,257,322	1,861,577	12,121,983	7,996,916	20,118,899	2,541,650	1969	Sep-04

Coronado at Newport — North	51,022,183	62,515,901	46,082,056	108,597,957	13,483,171	62,881,081	59,200,047	122,081,128	19,779,984	2000	Oct-04

Villa Venetia	—	70,825,106	24,179,600	95,004,706	4,578,761	70,879,030	28,704,437	99,583,467	9,557,500	1972	Oct-04

The Arboretum	—	29,562,468	14,283,292	43,845,760	4,651,571	29,644,322	18,853,009	48,497,331	6,437,211	1970	Oct-04

Coronado South	92,753,546	58,784,785	50,066,757	108,851,542	10,707,321	58,998,987	60,559,876	119,558,863	18,980,841	2000	Mar-05

Pine Brook Village II	—	25,921,787	60,961,271	86,883,058	1,040,022	25,922,661	62,000,419	87,923,080	5,822,994	1975	May-08

ORANGE COUNTY, CA	327,273,807	382,859,647	346,373,591	729,233,238	72,233,314	396,370,188	405,096,364	801,466,552	127,465,941

2000 Post Street	—	9,860,627	44,577,506	54,438,133	6,204,104	10,108,051	50,534,186	60,642,237	15,722,757	1987	Dec-98

Birch Creek	—	4,365,315	16,695,509	21,060,824	4,830,938	4,974,519	20,917,243	25,891,762	8,992,023	1968	Dec-98

Highlands Of Marin	—	5,995,838	24,868,350	30,864,188	20,819,591	6,565,347	45,118,432	51,683,779	10,873,389	1991	Dec-98

Marina Playa	—	6,224,383	23,916,283	30,140,666	6,714,093	6,704,196	30,150,563	36,854,759	12,466,018	1971	Dec-98

2000 Post III	—	1,755,643	7,753,477	9,509,120	2,937,173	3,290,476	9,155,817	12,446,293	2,227,848	2006	Dec-98

Crossroads Apartments	—	4,811,488	10,169,520	14,981,008	3,262,201	4,981,126	13,262,083	18,243,209	4,681,688	1986	Jul-04

River Terrace	33,130,377	22,161,247	40,137,141	62,298,388	1,322,899	22,207,243	41,414,044	63,621,287	10,860,801	2005	Aug-05

Bay Terrace	—	8,544,559	14,457,992	23,002,551	1,210,528	8,549,384	15,663,695	24,213,079	3,889,870	1962	Oct-05

Lake Pines	—	14,031,365	30,536,982	44,568,347	4,494,356	14,032,728	35,029,975	49,062,703	8,167,660	1972	Nov-05

Highlands of Marin Phase II	—	5,352,554	18,558,883	23,911,437	3,472,383	5,516,687	21,867,133	27,383,820	2,631,881	1968	Oct-07

Edgewater	41,037,000	30,657,223	83,872,319	114,529,542	1,121,379	30,658,037	84,992,884	115,650,921	8,889,460	2007	Mar-08

Almaden Lake Village	27,000,000	593,923	42,514,864	43,108,787	1,374,282	606,613	43,876,456	44,483,069	3,826,089	1999	Jul-08

SAN FRANCISCO, CA	101,167,377	114,354,165	358,058,826	472,412,991	57,763,927	118,194,407	411,982,511	530,176,918	93,229,484

The Crest	56,695,508	21,953,480	67,808,654	89,762,134	6,159,041	22,072,766	73,848,409	95,921,175	23,589,881	1989	Sep-04

Rosebeach	—	8,414,478	17,449,593	25,864,071	1,397,453	8,461,848	18,799,676	27,261,524	6,073,469	1970	Sep-04

The Villas @ San Dimas	—	8,180,619	16,735,364	24,915,983	2,182,227	8,238,635	18,859,575	27,098,210	6,096,833	1981	Oct-04

The Villas at Bonita	—	4,498,439	11,699,117	16,197,556	733,750	4,535,953	12,395,353	16,931,306	3,910,957	1981	Oct-04

Ocean Villa	9,118,462	5,134,982	12,788,885	17,923,867	965,877	5,204,838	13,684,906	18,889,744	4,186,143	1965	Oct-04

Pine@Sixth	—	5,805,234	6,305,030	12,110,264	12,258,627	6,238,333	18,130,558	24,368,891	7,839,954	2008	Aug-06

Jefferson at Marina del Rey	110,242,483	55,651,137	—	55,651,137	87,512,774	61,107,309	82,056,602	143,163,911	5,499,982	2008	Sep-07

Tierra Del Rey	—	39,585,534	36,678,725	76,264,259	1,297,920	39,588,890	37,973,289	77,562,179	4,613,762	1999	Dec-07

LOS ANGELES, CA	176,056,453	149,223,903	169,465,368	318,689,271	112,507,669	155,448,572	275,748,368	431,196,940	61,810,981

Arbor Terrace	13,206,912	1,453,342	11,994,972	13,448,314	2,300,489	1,726,400	14,022,403	15,748,803	6,257,356	1996	Mar-98

Aspen Creek	10,819,093	1,177,714	9,115,789	10,293,503	1,637,298	1,403,221	10,527,580	11,930,801	4,095,067	1996	Dec-98

Crowne Pointe	11,002,109	2,486,252	6,437,256	8,923,508	3,777,319	2,666,047	10,034,780	12,700,827	4,480,845	1987	Dec-98

Hilltop	8,545,060	2,173,969	7,407,628	9,581,597	2,733,418	2,526,400	9,788,615	12,315,015	4,080,310	1985	Dec-98

The Hawthorne	—	6,473,970	30,226,079	36,700,049	1,427,221	6,476,325	31,650,945	38,127,270	8,575,385	2003	Jul-05

The Kennedy	18,839,339	6,178,440	22,306,568	28,485,008	784,042	6,195,752	23,073,298	29,269,050	5,604,659	2005	Nov-05

Borgata	9,719,789	6,378,894	24,569,021	30,947,915	146,281	6,378,894	24,715,302	31,094,196	3,772,582	2001	May-07

Hearthstone at Merrill Creek	—	6,848,144	30,922,147	37,770,291	1,183,116	6,854,137	32,099,270	38,953,407	3,102,096	2000	May-08

Island Square	—	21,284,245	89,389,087	110,673,332	1,847,145	21,290,237	91,230,240	112,520,477	7,712,456	2007	Jul-08

989elements	—	8,540,860	45,990,377	54,531,237	1,018	8,495,626	46,036,629	54,532,255	7,094	2006	Dec-09

SEATTLE, WA	72,132,302	62,995,830	278,358,924	341,354,754	15,837,347	64,013,039	293,179,062	357,192,101	47,687,850

Rancho Vallecitos	18,356,242	3,302,967	10,877,286	14,180,253	4,885,171	3,762,698	15,302,726	19,065,424	9,172,087	1988	Oct-99

Presidio at Rancho Del Oro	13,325,000	9,163,939	22,694,492	31,858,431	4,278,261	9,515,265	26,621,427	36,136,692	9,443,315	1987	Jun-04

Villas at Carlsbad	8,671,273	6,516,636	10,717,601	17,234,237	1,165,928	6,596,917	11,803,248	18,400,165	3,630,228	1966	Oct-04

Summit at Mission Bay	—	22,598,529	17,181,401	39,779,930	4,323,759	22,620,629	21,483,060	44,103,689	6,598,142	1953	Nov-04

Milazzo	—	15,920,401	35,577,599	51,498,000	4,212,614	15,930,792	39,779,822	55,710,614	8,857,927	1986	May-06

SAN DIEGO, CA	40,352,515	57,502,472	97,048,379	154,550,851	18,865,733	58,426,301	114,990,283	173,416,584	37,701,699

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED — (Continued)

					Cost of	Gross Amount at Which
		Initial Costs		Total	Improvements	Carried at Close of Period
		Land and	Buildings	Initial	Capitalized	Land and	Buildings	Total
		Land	and	Acquisition	Subsequent	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	to Acquisition Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired

Boronda Manor	—	1,946,423	8,981,742	10,928,165	7,815,427	3,079,131	15,664,461	18,743,592	5,431,440	1979	Dec-98

Garden Court	—	888,038	4,187,950	5,075,988	3,997,400	1,424,192	7,649,196	9,073,388	2,723,125	1973	Dec-98

Cambridge Court	—	3,038,877	12,883,312	15,922,189	12,364,763	5,119,301	23,167,651	28,286,952	8,390,404	1974	Dec-98

Laurel Tree	—	1,303,902	5,115,356	6,419,258	5,155,032	2,056,277	9,518,013	11,574,290	3,306,423	1977	Dec-98

The Pointe At Harden Ranch	—	6,388,446	23,853,534	30,241,980	22,641,042	9,695,985	43,187,037	52,883,022	14,625,757	1986	Dec-98

The Pointe At Northridge	—	2,043,736	8,028,443	10,072,179	8,776,279	3,190,463	15,657,995	18,848,458	5,479,156	1979	Dec-98

The Pointe At Westlake	—	1,329,064	5,334,004	6,663,068	4,854,800	2,105,691	9,412,177	11,517,868	3,233,985	1975	Dec-98

MONTEREY PENINSULA, CA	—	16,938,486	68,384,341	85,322,827	65,604,743	26,671,040	124,256,530	150,927,570	43,190,290

Verano at Rancho Cucamonga Town Square	53,773,090	13,557,235	3,645,406	17,202,641	51,738,113	22,856,282	46,084,472	68,940,754	14,612,379	2006	Oct-02

Windemere at Sycamore Highland	23,434,559	5,809,490	23,450,119	29,259,609	1,604,589	5,888,784	24,975,414	30,864,198	10,607,203	2001	Nov-02

Waterstone at Murrieta	—	10,597,865	34,702,760	45,300,625	4,467,706	10,766,548	39,001,783	49,768,331	13,175,753	1990	Nov-04

INLAND EMPIRE, CA	77,207,649	29,964,590	61,798,285	91,762,875	57,810,408	39,511,614	110,061,669	149,573,283	38,395,335

Foothills Tennis Village	17,408,221	3,617,507	14,542,028	18,159,535	5,016,140	3,918,693	19,256,982	23,175,675	8,898,165	1988	Dec-98

Woodlake Village	31,154,663	6,772,438	26,966,750	33,739,188	10,469,336	7,626,752	36,581,772	44,208,524	16,996,018	1979	Dec-98

SACRAMENTO, CA	48,562,884	10,389,945	41,508,778	51,898,723	15,485,476	11,545,445	55,838,754	67,384,199	25,894,183

Tualatin Heights	11,312,843	3,272,585	9,134,089	12,406,674	5,037,441	3,612,751	13,831,364	17,444,115	5,949,885	1989	Dec-98

Andover Park	17,225,000	2,916,576	16,994,580	19,911,156	6,036,815	3,097,964	22,850,007	25,947,971	7,890,920	1989	Sep-04

Hunt Club	18,395,000	6,014,006	14,870,326	20,884,332	4,434,125	6,200,539	19,117,918	25,318,457	6,640,143	1985	Sep-04

PORTLAND, OR	46,932,843	12,203,167	40,998,995	53,202,162	15,508,381	12,911,254	55,799,289	68,710,543	20,480,948

TOTAL WESTERN REGION	889,685,830	836,432,205	1,461,995,487	2,298,427,692	431,616,998	883,091,860	1,846,952,830	2,730,044,690	495,856,711

MID-ATLANTIC REGION

Dominion Lake Ridge	22,940,418	2,366,061	8,386,439	10,752,500	4,756,792	2,752,624	12,756,668	15,509,292	6,899,359	1987	Feb-96

Dominion Middle Ridge	35,087,686	3,311,468	13,283,047	16,594,515	5,987,361	3,610,703	18,971,173	22,581,876	9,695,302	1990	Jun-96

The Whitmore	—	6,417,889	13,411,278	19,829,167	19,365,296	7,420,651	31,773,812	39,194,463	11,523,493	2008	Apr-02

Presidential Greens	—	11,237,698	18,789,985	30,027,683	6,733,591	11,504,261	25,257,013	36,761,274	12,338,735	1938	May-02

Ridgewood	—	5,612,147	20,085,474	25,697,621	6,656,435	5,789,750	26,564,306	32,354,056	12,497,527	1988	Aug-02

The Calvert	—	262,807	11,188,623	11,451,430	14,173,170	8,264,652	17,359,948	25,624,600	6,920,949	1962	Nov-03

Commons at Town Square	—	135,780	7,723,647	7,859,427	887,760	6,866,705	1,880,482	8,747,187	820,020	1971	Dec-03

Waterside Towers	—	873,713	38,209,345	39,083,058	8,200,812	26,177,439	21,106,431	47,283,870	8,445,415	1971	Dec-03

Waterside Townhomes	—	129,000	3,723,896	3,852,896	430,575	2,724,925	1,558,546	4,283,471	626,582	1971	Dec-03

Wellington Place at Olde Town	28,680,802	13,753,346	36,059,193	49,812,539	15,850,078	14,474,320	51,188,297	65,662,617	14,325,997	2008	Sep-05

Andover House	36,127,024	14,357,021	51,577,112	65,934,133	2,125,845	14,359,813	53,700,165	68,059,978	8,548,042	2004	Mar-07

Sullivan Place	—	1,136,778	103,676,103	104,812,881	2,155,733	1,173,249	105,795,365	106,968,614	12,678,340	2007	Dec-07

Delancey at Shirlington	—	21,605,992	66,765,252	88,371,244	658,983	21,611,692	67,418,535	89,030,227	6,807,335	2006/07	Mar-08

Circle Towers	69,214,719	33,010,740	107,051,197	140,061,937	3,401,703	32,815,406	110,648,234	143,463,640	10,867,671	1972	Mar-08

METROPOLITAN, DC	192,050,649	114,210,440	499,930,591	614,141,031	91,384,134	159,546,190	545,978,975	705,525,165	122,994,767

Dominion Kings Place	—	1,564,942	7,006,574	8,571,516	3,206,611	1,773,242	10,004,885	11,778,127	5,826,301	1983	Dec-92

Dominion At Eden Brook	—	2,361,167	9,384,171	11,745,338	5,364,831	2,875,314	14,234,855	17,110,169	8,448,296	1984	Dec-92

Ellicott Grove	—	2,919,481	9,099,691	12,019,172	21,940,939	5,188,970	28,771,141	33,960,111	13,136,128	2008	Jul-94

Dominion Constant Freindship	10,683,003	903,122	4,668,956	5,572,078	2,923,714	1,112,322	7,383,470	8,495,792	4,007,093	1990	May-95

Lakeside Mill	15,241,992	2,665,869	10,109,175	12,775,044	3,175,979	2,821,986	13,129,037	15,951,023	7,941,043	1989	Dec-99

Tamar Meadow	16,075,701	4,144,926	17,149,514	21,294,440	3,914,310	4,457,718	20,751,032	25,208,750	9,343,582	1990	Nov-02

Calvert’s Walk	19,500,000	4,408,192	24,692,115	29,100,307	4,790,617	4,546,169	29,344,755	33,890,924	10,580,495	1988	Mar-04

Arborview Apartments	—	4,653,393	23,951,828	28,605,221	4,878,675	4,936,414	28,547,482	33,483,896	10,876,063	1992	Mar-04

Liriope Apartments	—	1,620,382	6,790,681	8,411,063	732,897	1,628,063	7,515,897	9,143,960	2,711,366	1997	Mar-04

20 Lambourne	32,000,000	11,749,575	45,589,714	57,339,289	2,525,271	11,777,026	48,087,534	59,864,560	5,286,929	2003	Mar-08

BALTIMORE, MD	93,500,696	36,991,049	158,442,419	195,433,468	53,453,844	41,117,224	207,770,088	248,887,312	78,157,296

Dominion Olde West	—	1,965,097	12,203,965	14,169,062	5,052,699	2,605,130	16,616,631	19,221,761	10,520,073	1978/82/84/85/87	Dec-84 & Aug-91

Dominion Creekwood	—	—	—	—	5,418,882	131,462	5,287,420	5,418,882	3,351,549	1984	Aug-91

Dominion English Hills	—	1,979,174	11,524,313	13,503,487	8,223,928	2,873,091	18,854,324	21,727,415	11,134,039	1969/76	Dec-91

Legacy at Mayland	41,507,210	—	—	—	23,648,465	1,682,509	21,965,956	23,648,465	12,598,398	2007	Dec-91

Gayton Pointe Townhomes	—	825,760	5,147,968	5,973,728	28,411,770	3,302,137	31,083,361	34,385,498	15,505,595	2007	Sep-95

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED — (Continued)

					Cost of	Gross Amount at Which
		Initial Costs		Total	Improvements	Carried at Close of Period
		Land and	Buildings	Initial	Capitalized	Land and	Buildings	Total
		Land	and	Acquisition	Subsequent	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	to Acquisition Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired

Dominion West End	32,324,436	2,059,252	15,049,088	17,108,340	8,825,944	3,028,952	22,905,332	25,934,284	12,606,588	1989	Dec-95

Waterside At Ironbridge	—	1,843,819	13,238,590	15,082,409	5,558,673	2,248,478	18,392,604	20,641,082	8,173,090	1987	Sep-97

Carriage Homes at Wyndham	—	473,695	30,996,525	31,470,220	5,704,528	3,715,031	33,459,717	37,174,748	12,517,590	1998	Nov-03

RICHMOND, VA	73,831,646	9,146,797	88,160,449	97,307,246	90,844,889	19,586,790	168,565,345	188,152,135	86,406,922

Heather Lake	—	616,800	3,400,672	4,017,472	9,158,110	1,150,744	12,024,838	13,175,582	9,466,895	1972/74	Mar-80

Woodscape	—	798,700	7,209,525	8,008,225	8,268,978	1,969,568	14,307,635	16,277,203	10,470,058	1974/76	Dec-87

Eastwind	—	155,000	5,316,738	5,471,738	5,175,626	597,301	10,050,063	10,647,364	6,855,060	1970	Apr-88

Forest Lake At Oyster Point	17,447,968	780,117	8,861,878	9,641,995	7,609,368	1,337,388	15,913,975	17,251,363	8,846,772	1986	Aug-95

Dominion Waterside At Lynnhaven	—	1,823,983	4,106,710	5,930,693	5,185,089	2,143,513	8,972,269	11,115,782	5,394,396	1966	Aug-96

Dominion Yorkshire Downs	16,317,839	1,088,887	8,581,771	9,670,658	4,876,908	1,451,386	13,096,180	14,547,566	6,201,534	1987	Dec-97

NORFOLK, VA	33,765,807	5,263,487	37,477,294	42,740,781	40,274,079	8,649,900	74,364,960	83,014,860	47,234,715

Greens At Falls Run	—	2,730,722	5,300,203	8,030,925	4,171,868	3,020,904	9,181,889	12,202,793	4,856,211	1989	May-95

Manor At England Run	—	3,194,527	13,505,239	16,699,766	18,546,259	5,042,702	30,203,323	35,246,025	15,963,710	1990	May-95

Brittingham Square	—	650,143	4,962,246	5,612,389	3,336,067	916,267	8,032,189	8,948,456	4,137,462	1991	May-95

Greens At Schumaker Pond	—	709,559	6,117,582	6,827,141	4,737,305	958,337	10,606,109	11,564,446	5,753,254	1988	May-95

Greens At Cross Court	—	1,182,414	4,544,012	5,726,426	3,681,760	1,431,119	7,977,067	9,408,186	4,386,010	1987	May-95

OTHER MID-ATLANTIC	—	8,467,365	34,429,282	42,896,647	34,473,259	11,369,329	66,000,577	77,369,906	35,096,647

TOTAL MID-ATLANTIC REGION	393,148,798	174,079,138	818,440,035	992,519,173	310,430,205	240,269,433	1,062,679,945	1,302,949,378	369,890,347

SOUTHEASTERN REGION

Summit West	—	2,176,500	4,709,970	6,886,470	6,622,680	2,954,267	10,554,883	13,509,150	7,539,186	1972	Dec-92

The Breyley	—	1,780,375	2,458,172	4,238,547	16,175,369	3,091,579	17,322,337	20,413,916	10,201,055	2007	Sep-93

Lakewood Place	18,755,348	1,395,051	10,647,377	12,042,428	6,624,418	1,975,007	16,691,839	18,666,846	9,740,624	1986	Mar-94

Hunters Ridge	15,593,011	2,461,548	10,942,434	13,403,982	5,121,842	3,331,197	15,194,627	18,525,824	8,591,418	1992	Jun-95

Bay Meadow	—	2,892,526	9,253,525	12,146,051	7,683,220	3,767,243	16,062,028	19,829,271	9,234,635	2004	Dec-96

Cambridge Woods	—	1,790,804	7,166,329	8,957,133	6,421,470	2,335,666	13,042,937	15,378,603	6,860,175	1985	Jun-97

Sugar Mill Creek	10,185,064	2,241,880	7,552,520	9,794,400	5,344,307	2,647,456	12,491,251	15,138,707	5,751,666	1988	Dec-98

Inlet Bay	—	7,701,679	23,149,670	30,851,349	10,177,448	8,409,425	32,619,372	41,028,797	14,725,170	1988/89	Jun-03

MacAlpine Place	—	10,869,386	36,857,512	47,726,898	3,543,389	10,947,551	40,322,736	51,270,287	13,027,338	2001	Dec-04

Island Walk	—	7,230,575	19,897,415	27,127,990	9,443,889	9,123,798	27,448,081	36,571,879	13,430,463	1985/87	Jul-06

Gallery at Bayport II	—	5,775,144	17,236,146	23,011,290	1,889,655	8,522,414	16,378,531	24,900,945	5,261,345	2008	Oct-06

The Vintage Lofts at West End	—	6,611,191	37,662,923	44,274,114	9,447,210	14,911,677	38,809,647	53,721,324	2,690,238	2009	Jul-09

TAMPA, FL	44,533,423	52,926,659	187,533,993	240,460,652	88,494,897	72,017,280	256,938,269	328,955,549	107,053,313

The Canopy Apartment Villas	—	2,894,702	6,456,100	9,350,802	21,301,609	5,152,278	25,500,133	30,652,411	13,987,829	2008	Mar-93

Altamira Place	15,640,205	1,532,700	11,076,062	12,608,762	18,243,868	3,134,213	27,718,417	30,852,630	16,695,691	2007	Apr-94

Regatta Shore	—	757,008	6,607,367	7,364,375	13,359,664	1,787,506	18,936,533	20,724,039	11,806,207	2007	Jun-94

Alafaya Woods	22,167,545	1,653,000	9,042,256	10,695,256	7,025,087	2,310,364	15,409,979	17,720,343	8,781,465	2006	Oct-94

Seabrook	—	1,845,853	4,155,275	6,001,128	6,464,276	2,477,216	9,988,188	12,465,404	6,572,716	2004	Feb-96

Los Altos	20,855,010	2,803,805	12,348,464	15,152,269	6,801,622	3,566,545	18,387,346	21,953,891	9,820,242	2004	Oct-96

Lotus Landing	—	2,184,723	8,638,664	10,823,387	7,060,016	2,644,738	15,238,665	17,883,403	7,134,216	2006	Jul-97

Seville On The Green	—	1,282,616	6,498,062	7,780,678	5,655,940	1,653,081	11,783,537	13,436,618	5,924,086	2004	Oct-97

Ashton @ Waterford	28,902,062	3,871,744	17,537,879	21,409,623	1,412,488	4,036,325	18,785,786	22,822,111	9,603,941	2000	May-98

Arbors at Lee Vista DCO	—	6,692,423	12,860,210	19,552,633	10,078,309	6,846,924	22,784,018	29,630,942	11,236,413	2007	Aug-06

Millenia Mall	—	12,172,634	37,143,420	49,316,054	824,206	12,179,642	37,960,618	50,140,260	5,362,807	2007	Jan-08

ORLANDO, FL	87,564,822	37,691,208	132,363,759	170,054,967	98,227,085	45,788,832	222,493,220	268,282,052	106,925,613

Legacy Hill	—	1,147,660	5,867,567	7,015,227	7,414,277	1,668,638	12,760,866	14,429,504	7,878,230	1977	Nov-95

Hickory Run	—	1,468,727	11,583,786	13,052,513	7,312,612	1,959,094	18,406,031	20,365,125	9,029,778	1989	Dec-95

Carrington Hills	20,204,103	2,117,244	—	2,117,244	31,294,081	4,133,316	29,278,009	33,411,325	13,245,118	1999	Dec-95

Brookridge	—	707,508	5,461,251	6,168,759	3,424,991	989,147	8,604,603	9,593,750	4,703,651	1986	Mar-96

Breckenridge	—	766,428	7,713,862	8,480,290	3,207,484	1,125,805	10,561,969	11,687,774	5,204,746	1986	Mar-97

Colonnade	11,890,540	1,459,754	16,014,857	17,474,611	2,963,411	1,778,345	18,659,677	20,438,022	7,506,346	1998	Jan-99

The Preserve at Brentwood	30,918,109	3,181,524	24,674,264	27,855,788	4,283,097	3,283,153	28,855,732	32,138,885	10,416,528	1998	Jun-04

Polo Park	—	4,582,666	16,293,022	20,875,688	14,659,449	5,485,024	30,050,113	35,535,137	8,253,655	2008	May-06

NASHVILLE, TN	63,012,752	15,431,511	87,608,609	103,040,120	74,559,402	20,422,522	157,177,000	177,599,522	66,238,052

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED — (Continued)

					Cost of	Gross Amount at Which
		Initial Costs		Total	Improvements	Carried at Close of Period
		Land and	Buildings	Initial	Capitalized	Land and	Buildings	Total
		Land	and	Acquisition	Subsequent	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	to Acquisition Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired

Greentree	15,655,691	1,634,330	11,226,990	12,861,320	11,882,921	2,680,015	22,064,226	24,744,241	12,602,287	2007	Jul-94

Westland	—	1,834,535	14,864,742	16,699,277	9,953,125	2,885,578	23,766,824	26,652,402	13,692,680	1990	May-96

Antlers	—	4,034,039	11,192,842	15,226,881	10,873,436	5,127,428	20,972,889	26,100,317	12,780,096	1985	May-96

St Johns Plantation	—	4,288,214	33,101,763	37,389,977	4,578,015	4,414,682	37,553,310	41,967,992	11,355,762	2006	Jun-05

The Kensley	—	3,178,992	30,711,474	33,890,466	1,502,327	3,189,069	32,203,724	35,392,793	4,936,942	2004	Jul-07

JACKSONVILLE, FL	15,655,691	14,970,110	101,097,811	116,067,921	38,789,824	18,296,772	136,560,973	154,857,745	55,367,767

The Groves	—	789,953	4,767,055	5,557,008	4,974,192	1,595,960	8,935,240	10,531,200	5,452,064	1989	Dec-95

Mallards of Brandywine	—	765,949	5,407,683	6,173,632	2,722,436	1,088,273	7,807,795	8,896,068	4,184,953	1985	Jul-97

The Reserve and The Park at Riverbridge	40,133,018	15,968,090	56,400,716	72,368,806	3,287,053	16,123,077	59,532,782	75,655,859	18,734,255	1999/2001	Dec-04

Piermont	—	3,373,265	7,095,763	10,469,028	5,488,344	3,791,959	12,165,413	15,957,372	7,748,714	2007	Dec-05

OTHER FLORIDA	40,133,018	20,897,257	73,671,217	94,568,474	16,472,025	22,599,269	88,441,230	111,040,499	36,119,986

TOTAL SOUTHEASTERN REGION	250,899,706	141,916,745	582,275,389	724,192,134	316,543,233	179,124,675	861,610,692	1,040,735,367	371,704,731

SOUTHWESTERN REGION

Highlands of Preston	—	2,151,056	8,167,630	10,318,686	29,187,810	5,845,988	33,660,508	39,506,496	10,734,485	2008	Mar-98

THIRTY377	31,175,000	24,035,881	32,950,822	56,986,703	4,887,121	24,139,018	37,734,806	61,873,824	8,199,741	2007	Aug-06

Garden Oaks	5,066,950	2,131,988	5,367,040	7,499,028	578,553	6,826,179	1,251,402	8,077,581	584,375	1979	Mar-07

Springhaven	—	6,687,621	3,354,680	10,042,301	275,038	8,210,579	2,106,760	10,317,339	1,291,436	1977	Apr-07

Glenwood	—	7,902,690	554,021	8,456,711	537,537	8,053,251	940,997	8,994,248	342,799	1970	May-07

Talisker of Addison	7,516,053	10,439,794	634,320	11,074,114	833,397	10,765,207	1,142,304	11,907,511	577,859	1975	May-07

Clipper Pointe	6,998,911	13,220,993	2,506,569	15,727,562	955,459	14,761,974	1,921,047	16,683,021	1,227,700	1978	May-07

Ridgeview Park	—	2,349,923	—	2,349,923	8,266,059	2,352,630	8,263,352	10,615,982	1,584,021	2007	Jul-07

RIACHI AT ONE21	17,429,876	2,341,936	—	2,341,936	16,164,712	4,664,923	13,841,725	18,506,648	2,788,811	2007	Dec-07

Legacy Village	64,090,000	16,881,795	100,101,840	116,983,635	2,413,489	16,889,308	102,507,816	119,397,124	11,014,059	2005/06/07	Mar-08

Riachi at One21 Ph II	12,637,017	1,918,411	—	1,918,411	14,862,124	4,156,304	12,624,231	16,780,535	929,722	2009	Mar-09

Mustang Park	—	5,556,489	22,664,123	28,220,612	118,314	5,556,489	22,782,437	28,338,926	571,465	2009	Jul-09

DALLAS, TX	144,913,807	95,618,577	176,301,045	271,919,622	79,079,613	112,221,850	238,777,385	350,999,235	39,846,473

Sierra Foothills	20,770,824	2,728,172	—	2,728,172	20,432,147	4,985,042	18,175,277	23,160,319	11,661,524	1998	Feb-98

Finisterra	—	1,273,798	26,392,207	27,666,005	3,202,796	1,571,058	29,297,743	30,868,801	11,684,634	1997	Mar-98

Sierra Canyon	14,890,446	1,809,864	12,963,581	14,773,445	1,704,350	2,009,699	14,468,096	16,477,795	7,361,765	2001	Dec-01

Lumiere	—	5,091,616	11,997,769	17,089,385	6,484,551	4,706,340	18,867,596	23,573,936	9,616,945	1996	May-06

Waterford at Peoria	—	2,225,595	21,593,714	23,819,309	1,415,741	2,956,763	22,278,287	25,235,050	1,823,267	2008	Aug-08

Residences at Stadium Village	27,798,861	7,930,171	—	7,930,171	41,023,394	13,797,212	35,156,353	48,953,565	903,218	2009	May-09

PHOENIX, AZ	63,460,131	21,059,216	72,947,271	94,006,487	74,262,979	30,026,114	138,243,352	168,269,466	43,051,353

Barton Creek Landing	—	3,150,998	14,269,086	17,420,084	9,867,134	3,201,989	24,085,229	27,287,218	8,402,460	1986	Mar-02

Residences at the Domain	26,162,000	4,034,365	55,255,613	59,289,978	440,720	4,035,861	55,694,837	59,730,698	4,644,126	2007	Aug-08

AUSTIN, TX	26,162,000	7,185,363	69,524,699	76,710,062	10,307,854	7,237,850	79,780,066	87,017,916	13,046,586

Inn @ Los Patios	—	3,005,300	11,544,700	14,550,000	(1,453,572)	3,023,264	10,073,164	13,096,428	3,574,516	1990	Aug-98

Tiburon	17,500,000	3,600,000	—	3,600,000	18,092,477	6,198,033	15,494,444	21,692,477	2,670,442	2008	Jul-06

Laurelwoode	19,021,967	3,458,393	—	3,458,393	20,043,973	7,255,212	16,247,154	23,502,366	2,138,787	2008	Jan-07

OTHER TEXAS	36,521,967	10,063,693	11,544,700	21,608,393	36,682,878	16,476,509	41,814,762	58,291,271	8,383,745

TOTAL SOUTHWESTERN REGION	271,057,905	133,926,849	330,317,715	464,244,564	200,333,324	165,962,323	498,615,565	664,577,888	104,328,157

TOTAL APARTMENTS	1,804,792,239	1,286,354,937	3,193,028,626	4,479,383,563	1,258,923,760	1,468,448,291	4,269,859,032	5,738,307,323	1,341,779,946

REAL ESTATE UNDER DEVELOPMENT

Signal Hill	11,720,886	13,290,186	—	13,290,186	39,032,595	13,199,915	39,122,866	52,322,781	—

elements too	70,470,607	27,468,121	72,035,622	99,503,743	3,338,723	28,527,805	74,314,661	102,842,466	745,828

The Tribute on Glenwood	22,689,774	4,718,622	—	4,718,622	37,925,393	4,210,268	38,433,747	42,644,015	1,417

The Belmont	40,099,366	11,720,456	—	11,720,456	50,795,884	15,900,191	46,616,149	62,516,340	477,102

Vitruvian Park — Phase I South	17,390,891	7,374,000	3,367,009	10,741,009	48,690,624	3,687,030	55,744,603	59,431,633	1,520

TOTAL REAL ESTATE UNDER DEVELOPMENT	162,371,524	64,571,385	75,402,631	139,974,016	179,783,219	65,525,209	254,232,026	319,757,235	1,225,867

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED — (Continued)

					Cost of	Gross Amount at Which
		Initial Costs		Total	Improvements	Carried at Close of Period
		Land and	Buildings	Initial	Capitalized	Land and	Buildings	Total
		Land	and	Acquisition	Subsequent	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	to Acquisition Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired

LAND

Waterside	—	11,861,682	93,478	11,955,160	117,879	11,861,682	211,357	12,073,039	151,788

Presidio	—	1,523,922	—	1,523,922	923,218	1,300,000	1,147,140	2,447,140	—

UDR Pacific Los Alisos, LP	—	17,297,661	—	17,297,661	2,111,335	16,384,597	3,024,399	19,408,996	—

2400 14th Street	—	31,747,409	—	31,747,409	10,449,795	31,392,614	10,804,590	42,197,204	—

Parkers Landing II TRS	—	1,709,606	—	1,709,606	762,350	1,511,375	960,581	2,471,956	(767,890)

3033 Wilshire	—	11,055,310	—	11,055,310	3,215,895	11,055,310	3,215,895	14,271,205	—

Vitruvian	—	22,174,509	23,380,657	45,555,166	32,615,121	52,548,424	25,621,863	78,170,287	(258)

TOTAL LAND	—	97,370,099	23,474,135	120,844,234	50,195,593	126,054,002	44,985,825	171,039,827	(616,360)

TOTAL REAL ESTATE UNDER DEVELOPMENT	162,371,524	161,941,484	98,876,766	260,818,250	229,978,812	191,579,211	299,217,851	490,797,062	609,507

COMMERCIAL HELD FOR INVESTMENT

Hanover Village	—	1,623,910	—	1,623,910	5	1,103,600	520,315	1,623,915	503,018

The Calvert — commercial side	—	34,128	1,597,359	1,631,487	1,175,098	1,171,995	1,634,590	2,806,585	569,920

Circle Towers Office Bldg	—	1,406,626	4,498,210	5,904,836	877,163	1,380,054	5,401,945	6,781,999	457,484

Brookhaven Shopping Center	—	4,137,935	7,093,172	11,231,107	9,379,017	6,882,886	13,727,238	20,610,124	887,091

Grandview DCO	—	7,266,024	9,701,625	16,967,649	2,051,848	10,750,324	8,269,173	19,019,497	6,478,862

Bellevue Plaza retail	22,270,500	24,377,141	7,517,341	31,894,482	—	23,740,345	8,154,137	31,894,482	1,257

	22,270,500	38,845,764	30,407,707	69,253,471	13,483,131	45,029,204	37,707,398	82,736,602	8,897,632

TOTAL COMMERCIAL

Other(b)	—	—	—	—	3,205,324	8,959	3,196,365	3,206,324	5,478

TOTAL CORPORATE	—	—	—	—	3,205,324	8,959	3,196,365	3,206,324	5,478

TOTAL COMMERCIAL & CORPORATE	22,270,500	38,845,764	30,407,707	69,253,471	16,688,455	45,038,163	40,903,763	85,942,926	8,903,110

TOTAL REAL ESTATE OWNED	1,989,434,263	1,487,142,185	3,322,313,099	4,809,455,284	1,505,591,027	1,705,065,665	4,609,980,646	6,315,047,311	1,351,292,563

(a)	Date of construction or date of last major renovation.
(b)	Includes unallocated accruals and capital expenditures.

The aggregate cost for federal income tax purposes was approximately $5.6 billion at December 31, 2009.

The depreciable life for all buildings is 35 years.

3-YEAR ROLLFORWARD OF REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION

The following is a reconciliation of the carrying amount of total real estate owned at December 31:

	2009	2008	2007

Balance at beginning of the year	$5,831,752,318	$5,956,481,074	$5,820,122,155
Real estate acquired	28,220,612	1,014,231,819	509,976,871
Real estate acquired through JV consolidation	185,929,462	—	—
Capital expenditures and development	273,551,952	297,564,557	234,724,992
Real estate sold	—	(1,436,525,132)	(608,342,944)
Retirement of fully depreciated assets	(4,407,033)	—	—

Balance at end of year	$6,315,047,311	$5,831,752,318	$5,956,481,074

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED — (Continued)

The following is a reconciliation of total accumulated depreciation for real estate owned at December 31:

	2009	2008	2007

Balance at beginning of the year	$1,078,689,047	$1,371,759,339	$1,253,726,781
Depreciation expense for the year	277,010,549	245,898,189	256,931,873
Accumulated depreciation on sales	—	(538,968,481)	(138,899,315)
Accumulated depreciation on retirements	(4,407,033)	—	—

Balance at end of year	$1,351,292,563	$1,078,689,047	$1,371,759,339

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

Exhibit	Description	Location

2.01	Partnership Interest Purchase and Exchange Agreement dated as of September 10, 1998, between the Company, United Dominion Realty, L.P., American Apartment Communities Operating Partnership, L.P., AAC Management LLC, Schnitzer Investment Corp., Fox Point Ltd. and James D. Klingbeil including as an exhibit thereto the proposed form of the Third Amended and Restated Limited Partnership Agreement of United Dominion Realty, L.P.	Exhibit 2(d) to the Company’s Form S-3 Registration Statement (Registration No. 333-64281) filed with the Commission on September 25, 1998.
2.02	Agreement of Purchase and Sale dated as of August 13, 2004, by and between United Dominion Realty, L.P., a Delaware limited partnership, as Buyer, and Essex The Crest, L.P., a California limited partnership, Essex El Encanto Apartments, L.P., a California limited partnership, Essex Hunt Club Apartments, L.P., a California limited partnership, and the other signatories named as Sellers therein.	Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 28, 2004 and filed with the Commission on September 29, 2004.
2.03	First Amendment to Agreement of Purchase and Sale dated as of September 29, 2004, by and between United Dominion Realty, L.P., a Delaware limited partnership, as Buyer, and Essex The Crest, L.P., a California limited partnership, Essex El Encanto Apartments, L.P., a California limited partnership, Essex Hunt Club Apartments, L.P., a California limited partnership, and the other signatories named as Sellers therein.	Exhibit 2.2 to the Company’s Current Report on Form 8-K dated September 29, 2004 and filed with the Commission on October 5, 2004.
2.04	Second Amendment to Agreement of Purchase and Sale dated as of October 26, 2004, by and between United Dominion Realty, L.P., a Delaware limited partnership, as Buyer, and Essex The Crest, L.P., a California limited partnership, Essex El Encanto Apartments, L.P., a California limited partnership, Essex Hunt Club Apartments, L.P., a California limited partnership, and the other signatories named as Sellers therein.	Exhibit 2.3 to the Company’s Current Report on Form 8-K/A dated September 29, 2004 and filed with the Commission on November 1, 2004.
2.05	Agreement of Purchase and Sale dated January 23, 2008, by and between the Company, DRA Fund VI LLC and the other signatories thereto.	Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 23, 2008 and filed with the Commission on January 29, 2008.
2.06	First Amendment to Agreement of Purchase and Sale by and between the Company, DRA Fund VI LLC and the other signatories thereto.	Exhibit 2.2 to the Company’s Current Report on Form 8-K/A dated March 3, 2008 and filed with the Commission on May 2, 2008.

Exhibit	Description	Location

3.01	Articles of Restatement.	Exhibit 3.09 to the Company’s Current Report on Form 8-K dated July 27, 2005 and filed with the Commission on August 1, 2005.
3.02	Articles of Amendment to the Articles of Restatement dated and filed with the State Department of Assessments and Taxation of the State of Maryland on March 14, 2007.	Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 14, 2007 and filed with the Commission on March 15, 2007.
3.03	Articles Supplementary relating to the Company’s 6.75% Series G Cumulative Redeemable Preferred Stock, dated and filed with the State Department of Assessments and Taxation of the State of Maryland on May 30, 2007.	Exhibit 3.4 to the Company’s Form 8-A Registration Statement dated and filed with the Commission on May 30, 2007.
3.04	Amended and Restated Bylaws (as amended through April 1, 2009).	Exhibit 3.1 to the Company’s Current Report on Form 8-K dated and filed with the Commission on April 1, 2009.
4.01	Form of Common Stock Certificate.	Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 14, 2007 and filed with the Commission on March 15, 2007.
4.02	Senior Indenture dated as of November 1, 1995.	Exhibit 4(ii)(h)(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
4.03	Supplemental Indenture dated as of June 11, 2003.	Exhibit 4.03 to the Company’s Current Report on Form 8-K dated June 17, 2004 and filed with the Commission on June 18, 2004.
4.04	Subordinated Indenture dated as of August 1, 1994.	Exhibit 4(i)(m) to the Company’s Form S-3 Registration Statement (Registration No. 33-64725) filed with the Commission on November 15, 1995.
4.05	Indenture dated December 19, 2005 between the Company and SunTrust Bank, as Trustee, relating to the Company’s 4.00% Convertible Senior Notes due 2035, including the form of note.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 13, 2005 and filed with the Commission on December 19, 2005.
4.06	Indenture dated October 12, 2006 between the Company and U.S. Bank National Association, as Trustee, relating to the Company’s 3.625% Convertible Senior Notes due 2011, including the form of note.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 5, 2006 and filed with the Commission on October 12, 2006.
4.07	Form of Senior Debt Security.	Exhibit 4(i)(n) to the Company’s Form S-3 Registration Statement (Registration No. 33-64725) filed with the Commission on November 15, 1995.
4.08	Form of Subordinated Debt Security.	Exhibit 4(i)(o) to the Company’s Form S-3 Registration Statement (Registration No. 33-55159) filed with the Commission on August 19, 1994.
4.09	Form of Fixed Rate Medium-Term Note, Series A.	Exhibit 4.01 to the Company’s Current Report on Form 8-K dated March 20, 2007 and filed with the Commission on March 22, 2007.
4.10	Form of Floating Rate Medium-Term Note, Series A.	Exhibit 4.02 to the Company’s Current Report on Form 8-K dated March 20, 2007 and filed with the Commission on March 22, 2007.

Exhibit	Description	Location

4.11	6.50% Notes due 2009.	Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
4.12	5.13% Medium-Term Note due January 2014.	Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and Exhibits 4.1 and 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
4.13	3.90% Medium-Term Note due March 2010.	Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
4.14	5.00% Medium-Term Notes due January 2012.	Exhibit 4.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
4.15	5.25% Medium-Term Note due January 2015, issued November 1, 2004.	Exhibit 4.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
4.16	5.25% Medium-Term Note due January 2015, issued February 14, 2005.	Exhibit 4.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
4.17	5.25% Medium-Term Note due January 2015, issued March 8, 2005.	Exhibit 4.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
4.18	5.25% Medium-Term Note due January 2015, issued May 3, 2005.	Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
4.19	5.25% Medium-Term Note due January 2016, issued September 7, 2005.	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
4.20	6.05% Medium-Term Note due June 2013, issued June 7, 2006.	Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
4.21	5.50% Medium-Term Note, Series A due April 2014, issued March 27, 2007.	Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
4.22	Form of Certificate for Shares of the Company’s 6.75% Series G Cumulative Redeemable Preferred Stock.	Exhibit 4.1 to the Company’s Form 8-A Registration Statement dated and filed with the Commission on May 30, 2007.
4.23	Articles Supplementary relating to the Company’s 6.75% Series G Cumulative Redeemable Preferred Stock.	See Exhibit 3.03.
4.24	Registration Rights Agreement dated October 12, 2006 between the Company and the Initial Purchasers of the Company’s 3.625% Convertible Senior Notes due 2011.	Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 5, 2006 and filed with the Commission on October 12, 2006.
4.25	Indenture dated as of April 1, 1994.	Exhibit 4(ii)(f)(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.
4.26	Supplemental Indenture dated August 20, 2009, by and between the Company and U.S. Bank National Association, as trustee, to the Company’s Indenture dated as of April 1, 1994.	Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 20, 2009 and filed with the Commission on August 21, 2009.

Exhibit		Description	Location

10	.01*	1985 Stock Option Plan, as amended.	Exhibit 10(iv) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
10	.02*	1991 Stock Purchase and Loan Plan.	Exhibit 10(viii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
10	.03*	1999 Long-Term Incentive Plan (as amended and restated May 13, 2009).	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the Commission on May 13, 2009.
10	.04*	Form of Restricted Stock Awards.	Exhibit 99.6 to the Company’s Current Report on Form 8-K dated December 31, 2004 and filed with the Commission on January 11, 2005.
10.05		Description of Shareholder Value Plan.	Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
10	.06*	Description of Executive Deferral Plan.	Exhibit 10(xi) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
10	.07*	Description of New Out-Performance Program.	Exhibit 10.01 to the Company’s Current Report on Form 8-K dated May 3, 2005 and filed with the Commission on May 9, 2005.
10	.08*	Description of the Series E Out-Performance Program.	Company’s Definitive Proxy Statement dated March 26, 2007 and filed with the Commission on March 23, 2007.
10.09		Second Amended and Restated Agreement of Limited Partnership of Heritage Communities L.P.	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.10		First Amendment of Second Amended and Restated Agreement of Limited Partnership of Heritage Communities L.P.	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.11		Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Heritage Communities L.P.	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.12		Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Heritage Communities L.P.	Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 9, 2008 and filed with the Commission on December 10, 2008.
10.13		Credit Agreement dated as of August 14, 2001, between the Company and certain subsidiaries and ARCS Commercial Mortgage Co., L.P., as Lender, as amended through October 5, 2006.	Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
10.14		Credit Agreement dated as of December 12, 2001, between the Company and certain subsidiaries and ARCS Commercial Mortgage Co., L.P., as Lender, as amended through September 29, 2006.	Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Exhibit		Description	Location

10.15		Amended and Restated Credit Agreement dated May 25, 2005 between the Company and Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, SunTrust Bank and Wells Fargo Bank, National Association, as Documentation Agents, Citicorp North America, Inc., KeyBank, N.A. and U.S. Bank National Association, as Managing Agents, and LaSalle Bank National Association, Mizuho Corporate Bank, Ltd., New York Branch and UFJ Bank Limited, New York Branch as Co-Agents, and each of the financial institutions initially signatory thereto and their assignees.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 25, 2005 and filed with the Commission on May 27, 2005.
10.16		Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2004.	Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.17		First Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P.	Exhibit 10.06 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
10.18		Second Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P.	Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
10	.19*	Employment Agreement between the Company and Richard A. Giannotti, as amended.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the Commission on December 23, 2008.
10.20		Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P.	Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
10	.21*	Agreement between the Company and Thomas W. Toomey dated November 7, 2005, regarding corporate aircraft.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
10.22		Indenture dated October 12, 2006 between the Company and U.S. Bank National Association, as Trustee, including the form of note.	See Exhibit 4.06.
10	.23*	Form of Indemnification Agreement.	Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 2, 2006 and filed with the Commission on May 8, 2006.
10	.24*	Form of Notice of Performance Contingent Restricted Stock Award.	Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 2, 2006 and filed with the Commission on May 8, 2006.
10.25		Senior Indenture dated as of November 1, 1995, as supplemented by Supplemental Indenture dated as of June 11, 2003.	See Exhibits 4.02 and 4.03.
10.26		Indenture dated December 19, 2005 between the Company and SunTrust Bank, as Trustee, including form of note.	See Exhibit 4.05.

Exhibit		Description	Location

10	.27*	Notice of Performance Contingent Restricted Stock Award, including Restricted Stock Award Agreement for 2,350 Shares, for Mark M. Culwell, Jr.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 21, 2006 and filed with the Commission on June 23, 2006.
10	.28*	Restricted Stock Award Agreement for 7,418 Shares for Mark M. Culwell, Jr.	Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 21, 2006 and filed with the Commission on June 23, 2006.
10	.29*	Restricted Stock Award Agreement for 37,092 Shares for Mark M. Culwell, Jr.	Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 21, 2006 and filed with the Commission on June 23, 2006.
10.30		Amended and Restated Master Credit Facility Agreement dated June 24, 2002 between the Company and Green Park Financial Limited Partnership, as amended through February 14, 2007.	Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
10.31		Third Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P.	Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
10.32		Agreement of Purchase and Sale dated January 23, 2008, by and between the Company, DRA Fund VI LLC and the other signatories thereto, as amended.	See Exhibits 2.05 and 2.06.
10.33		Limited Liability Company Agreement of UDR Texas Ventures LLC, a Delaware limited liability company, dated as of November 5, 2007.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 5, 2007 and filed with the Commission on November 9, 2007.
10.34		Second Amended and Restated Credit Agreement dated as of July 27, 2007.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 27, 2007 and filed with the Commission on August 2, 2007.
10	.35*	Summary of 2010 Non-Employee Director Compensation Program	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 8, 2010 and filed with the Commission on January 12, 2010.
10	.36*	Form of Restricted Stock Award Agreement for awards outside of the 1999 Long-Term Incentive Plan.	Exhibit 99.3 to Company’s Current Report on Form 8-K dated March 19, 2007 and filed with the Commission on March 19, 2007.
10	.37*	Letter Agreement between the Company and Warren L. Troupe.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 22, 2008 and filed with the Commission on February 27, 2008.
10	.38*	Indemnification Agreement between the Company and Warren L. Troupe.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 22, 2008 and filed with the Commission on February 27, 2008.
10	.39*	Amended 2008 Independent Director Compensation Program.	Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 30, 2008 and filed with the Commission on June 2, 2008.
10	.40*	Summary of 2009 Non-Employee Director Compensation	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the Commission on January 7, 2009.
10.41		Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of December 9, 2008.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 9, 2008 and filed with the Commission on December 10, 2008.

Exhibit	Description	Location

10.42	Subordination Agreement dated April 16, 1998, between the Company and United Dominion Realty, L.P.	Exhibit 10(vi)(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
10.43	Servicing and Purchase Agreement dated as of June 24, 1999, including as an exhibit thereto the Note and Participation Agreement forms.	Exhibit 10(vii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
10.44	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P.	Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
10.45	Sales Agreement dated September 15, 2009, among the Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated.	Exhibit 1.1 to the Company’s Current Report on Form 8-K dated and filed with the Commission on September 15, 2009.
10.46	Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of March 13, 2009.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 18, 2009 and filed with the Commission on March 19, 2009.
12	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.
21	Subsidiaries.	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.	Filed herewith.
32.1	Section 1350 Certification of the Chief Executive Officer.	Filed herewith.
32.2	Section 1350 Certification of the Chief Financial Officer.	Filed herewith.
99.1	Term Loan Agreement dated as of December 14, 2009.	Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 14, 2009 and filed with the Commission on December 17, 2009.