Form 10-Q
period 2010-03-31
UDR, Inc.
filed 2010-05-04
CIK 74208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of April 29, 2010, was 162,170,878.

UDR, Inc.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UDR, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS

Real estate owned:
Real estate held for investment	$6,115,026	$5,995,290
Less: accumulated depreciation	(1,414,593)	(1,350,067)

	4,700,433	4,645,223

Real estate under development (net of accumulated depreciation of $1,464 and $1,226)	237,923	318,531

Total real estate owned, net of accumulated depreciation	4,938,356	4,963,754
Cash and cash equivalents	19,920	5,985
Marketable securities	37,992	37,650
Restricted cash	8,642	8,879
Deferred financing costs, net	26,710	26,601
Notes receivable	7,800	7,800
Investment in unconsolidated joint ventures	13,241	14,126
Other assets	63,055	67,822

Total assets	$5,115,716	$5,132,617

LIABILITIES AND STOCKHOLDERS’ EQUITY

Secured debt	$1,945,065	$1,989,434
Unsecured debt	1,469,013	1,437,155
Real estate taxes payable	16,895	16,976
Accrued interest payable	20,098	19,146
Security deposits and prepaid rent	30,223	31,798
Distributions payable	32,000	30,857
Deferred gains on the sale of depreciable property	28,822	28,826
Accounts payable, accrued expenses, and other liabilities	56,449	80,685

Total liabilities	3,598,565	3,634,877

Redeemable non-controlling interests in operating partnership	105,229	98,758

Stockholders’ equity
Preferred stock, no par value; 50,000,000 shares authorized
2,803,812 shares of 8.00% Series E Cumulative Convertible issued and outstanding (2,803,812 shares at December 31, 2009)	46,571	46,571
3,432,962 shares of 6.75% Series G Cumulative Redeemable issued and outstanding (3,432,962 shares at December 31, 2009)	85,824	85,824
Common stock, $0.01 par value; 250,000,000 shares authorized
161,369,435 shares issued and outstanding (155,465,482 shares at December 31, 2009)	1,614	1,555
Additional paid-in capital	2,027,966	1,948,669
Distributions in excess of net income	(752,226)	(687,180)
Accumulated other comprehensive (loss) income	(1,403)	2

Total UDR, Inc. stockholders’ equity	1,408,346	1,395,441
Non-controlling interest	3,576	3,541

Total equity	1,411,922	1,398,982

Total liabilities and stockholders’ equity	$5,115,716	$5,132,617

See accompanying notes to consolidated financial statements.

UDR, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
	(unaudited)	(unaudited)
REVENUES
Rental income	$151,629	$150,615
Non-property income:
Other income	3,320	5,024

Total Revenues	154,949	155,639

EXPENSES
Rental expenses:
Real estate taxes and insurance	19,601	20,020
Personnel	13,533	12,633
Utilities	8,710	8,367
Repair and maintenance	7,912	7,209
Administrative and marketing	3,850	3,333
Property management	4,170	4,142
Other operating expenses	1,485	1,654
Real estate depreciation and amortization	72,207	68,985
Interest
Expense incurred	35,899	36,509
Net gain on debt extinguishment	—	(7,113)
Amortization of convertible debt premium	967	1,296
Hurricane related expenses	—	241
General and administrative	9,575	9,456
Other depreciation and amortization	1,223	1,394

Total Expenses	179,132	168,126
Loss from operations	(24,183)	(12,487)
Loss from unconsolidated entities	(737)	(717)
Tax expense for taxable REIT subsidiary	(65)	(51)

Loss from continuing operations	(24,985)	(13,255)
Loss from discontinued operations	(41)	(168)

Consolidated net loss	(25,026)	(13,423)
Net loss attributable to non-controlling interests	970	794

Net loss attributable to UDR, Inc.	(24,056)	(12,629)
Distributions to preferred stockholders — Series E (Convertible)	(931)	(931)
Distributions to preferred stockholders — Series G	(1,448)	(1,869)

Net loss attributable to common stockholders	$(26,435)	$(15,429)

Earnings per weighted average common share — basic and diluted:
Loss from continuing operations attributable to common stockholders	$(0.17)	$(0.11)
Loss from discontinued operations	$0.00	$0.00
Net loss attributable to common stockholders	$(0.17)	$(0.11)

Common distributions declared per share	$0.180	$0.305

Weighted average number of common shares outstanding — basic and diluted	156,131	144,176
See accompanying notes to consolidated financial statements.

UDR, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Operating Activities
Consolidated net loss	$(25,026)	$(13,423)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	73,430	70,379
Net (loss)/gain on the sale of depreciable property	41	168
Gains on debt extinguishment	—	(7,113)
Write off of bad debt	674	915
Write off of note receivable and other assets	—	439
Loss from unconsolidated entities	737	717
Amortization of deferred financing costs and other	2,094	1,243
Amortization of deferred compensation	2,898	2,339
Amortization of convertible debt discount	967	1,296
Prepayments on income taxes	502	414
Changes in operating assets and liabilities:
Increase in operating assets	2,044	11,051
(Decrease)/increase in operating liabilities	(16,851)	3,132

Net cash provided by operating activities	41,510	71,557

Investing Activities
Payments related to the buyout of joint venture partner	(16,141)	—
Development of real estate assets	(28,565)	(53,583)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(10,907)	(10,269)
Capital expenditures — non-real estate assets	(1,936)	(3,343)
Investment in unconsolidated joint ventures	(148)	(1,084)
Distributions received from unconsolidated joint venture	328	—
Purchase of marketable securities	—	(30,936)

Net cash used in investing activities	(57,369)	(99,215)

Financing Activities
Payments on secured debt	(72,357)	(15,196)
Proceeds from the issuance of secured debt	28,052	269,969
Proceeds from the issuance of unsecured debt	149,190	—
Payments on unsecured debt	(50,000)	(200,031)
Net (repayment)/proceeds of revolving bank debt	(68,300)	51,100
Payment of financing costs	(1,766)	(3,330)
Issuance of common and restricted stock, net	3,442	(335)
Proceeds from the issuance of common shares through public offering, net	73,310	—
Distributions paid to non-controlling interests	(1,344)	(4,404)
Distributions paid to preferred stockholders	(2,379)	(2,800)
Distributions paid to common stockholders	(28,054)	(42,125)
Repurchase of common stock	—	(798)

Net cash provided by financing activities	29,794	52,050

Net increase in cash and cash equivalents	13,935	24,392
Cash and cash equivalents, beginning of period	5,985	12,740

Cash and cash equivalents, end of period	$19,920	$37,132

Supplemental Information:
Interest paid during the year, net of amounts capitalized	$38,429	$39,376
Non-cash transactions:
Conversion of operating partnership non-controlling interests to common stock (41,804 in 2010 and 110,631 shares in 2009)	215	4,225
Payment of Special Dividend through the issuance of 11,358,042 shares of common stock	—	132,787
Issuance of restricted stock awards	15	3
Retirement of fully depreciated assets	7,183	—
See accompanying notes to consolidated financial statements.

UDR, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS)
(In thousands, except per share data)
(Unaudited)

							Accumulated
						Distributions in	Other	Non-
	Preferred Stock		Common Stock		Paid-in	Excess of	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Net Income	Income/(Loss)	interest	Total
Balance, December 31, 2009	6,236,774	$132,395	155,465,482	$1,555	$1,948,669	$(687,180)	$2	$3,541	$1,398,982

Comprehensive income (loss)
Net loss	—	—	—	—	—	(24,056)	—	35	(24,021)
Other comprehensive income (loss)
Change in fair value of marketable securities	—	—	—	—	—	—	(224)	—	(224)
Unrealized gain on derivative financial instruments	—	—	—	—	—	—	(1,234)	—	(1,234)
Allocation to redeemable non-controllable interests	—	—	—	—	—	—	53	—	53

Comprehensive income (loss)						(24,056)	(1,405)	35	(25,426)

Issuance of common and restricted shares	—	—	1,524,638	15	5,816	—	—	—	5,831
Issuance of common shares through public offering	—	—	4,358,753	44	73,266				73,310
Adjustment for conversion of non-controlling interests of unitholders in operating partnerships	—	—	20,562	—	215	—	—	—	215
Common stock distributions declared ($0.18 per share)	—	—	—	—	—	(29,117)	—	—	(29,117)
Preferred stock distributions declared-Series E ($0.322 per share)	—	—	—	—	—	(931)	—	—	(931)
Preferred stock distributions declared-Series G ($0.421875 per share)	—	—	—	—	—	(1,448)	—	—	(1,448)
Adjustment to reflect redeemable non-controlling redemption value	—	—	—	—	—	(9,494)	—	—	(9,494)

Balance, March 31, 2010	6,236,774	$132,395	161,369,435	$1,614	$2,027,966	$(752,226)	$(1,403)	$3,576	$1,411,922

See accompanying notes to consolidated financial statements.

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(UNAUDITED)
1. CONSOLIDATION AND BASIS OF PRESENTATION
Consolidation and Basis of Presentation
UDR, Inc., collectively with our consolidated subsidiaries (“we”, “our”, “us”, “the Company” or “UDR”) is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities nationwide. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership”), and Heritage Communities L.P. (the “Heritage OP”). As of March 31, 2010, there were 179,863,065 units in the Operating Partnership outstanding, of which 173,897,719 units or 96.7% were owned by UDR and 5,965,346 units or 3.3% were owned by limited partners. As of March 31, 2010, UDR owned 100% of the 6,264,460 units outstanding in Heritage OP. The consolidated financial statements of UDR include the non-controlling interests of the unitholders in the Operating Partnership. The consolidated financial statements of UDR include the non-controlling interests of the unitholders in the Heritage OP prior to UDR’s ownership of 100% of the units outstanding in Heritage OP.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of March 31, 2010, and results of operations for the three months ended March 31, 2010 and 2009 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes appearing in UDR’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 25, 2010.
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
The Company evaluated subsequent events through the date its financial statements were issued. No recognized or non-recognized subsequent events were noted.

2. SIGNIFICANT ACCOUNTING POLICIES
Accounting Policies
Real Estate Sales
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
Sales of real estate to entities in which we retain or otherwise own an interest are accounted for as partial sales. If all other requirements for recognizing profit under the full accrual method have been satisfied and no other forms of continuing involvement are present, we recognize profit proportionate to the interest of the buyer in the real estate and defer the gain on the interest we retain in the real estate. The Company will recognize any deferred gain when the property is then sold to a third party. In transactions accounted by us as partial sales, we determine if the buyer of the majority equity interest in the venture was provided a preference as to cash flows in either an operating or a capital waterfall. If a cash flow preference has been provided, we recognize profit only to the extent that proceeds from the sale of the majority equity interest exceed costs related to the entire property.
Redeemable non-controlling interests in operating partnerships
Interests in operating partnerships held by limited partners are represented by operating partnership units (“OP Units”). The income is allocated to holders of OP Units based upon net income available to common stockholders and the weighted average number of OP Units outstanding to total common shares plus OP Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to non-controlling interests in accordance with the terms of the individual partnership agreements.
Limited partners have the right to require the Operating Partnership to redeem all or a portion of the OP Units held by the limited partner at a redemption price equal to and in the form of the Cash Amount (as defined in the limited partnership agreement of the Operating Partnership (the “Partnership Agreement”)), provided that such OP Units have been outstanding for at least one year. UDR, as the general partner of the Operating Partnership may, in its sole discretion, purchase the OP Units by paying to the limited partner either the Cash Amount or the REIT Share Amount (generally one share of common stock of the Company for each OP Unit), as defined in the Partnership Agreement. Accordingly, the Company records the OP Units outside of permanent equity and reports the OP Units at their redemption value at each balance sheet date.
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
Investment in Unconsolidated Joint Ventures
We continually evaluate our investments in unconsolidated joint ventures when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. The amount of loss recognized is the excess of the investment’s carrying amount over its estimated fair value. If we believe that the decline in fair value is temporary, no impairment is recorded. The aforementioned factors are taken as a whole by management in determining the valuation of our investment in unconsolidated entities. Should the actual results differ from management’s judgment, the valuation could be negatively affected and may result in a negative impact to our Consolidated Financial Statements.

Income Taxes
Due to the structure of the Company as a REIT and the nature of the operations for the operating properties, no provision for federal income taxes has been provided for at UDR. Historically, the Company has generally incurred only state and local income, excise and franchise taxes. UDR elected for certain consolidated subsidiaries to be treated as Taxable REIT Subsidiaries (“TRS”), primarily those engaged in condominium conversion and development activities.
Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and timing of expense recognition for certain accrued liabilities. As of March 31, 2010, UDR has recorded a net current liability of $2.3 million and a deferred tax asset of approximately $6.6 million and recorded income tax expense of $65,000 for the three months ended March 31, 2010.
Effective January 1, 2007, the Company adopted guidance which defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.
The Company recognizes its tax positions and evaluates them using a two-step process. First, we determine whether a tax position is more likely than not (greater than 50 percent probability) to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Then the Company will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement.
UDR had no unrecognized tax benefit, accrued interest or penalties at March 31, 2010. UDR and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years 2005 — 2009 remain open to examination by the major taxing jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in income tax expense.
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 810, Consolidation (originally issued as Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. (“FIN”) 46(R)”), which (1) addresses the effects of eliminating the qualifying special-purpose entity concept from ASC 860, Transfers and Servicing (formerly SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”), and (2) responds to concerns about the application of certain key provisions of ASC 810, Consolidation (formerly FIN 46(R), “Consolidation of Variable Interest Entities”), including concerns over the transparency of enterprises’ involvement with variable interest entities. ASC 810 is effective for calendar yearend companies beginning on January 1, 2010. The Company adopted this standard for the interim period ended March 31, 2010. There was no impact on the Company’s financial position, results of operations, cash flows, or disclosures.
In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” an amendment to ASC Topic 820, “Fair Value Measurements and Disclosures.” This amendment provides for more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. ASU No. 2010-06 is effective for the Company for interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. See Note 9, “Fair Value of Derivatives and Financial Instruments”.

3. REAL ESTATE OWNED
Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development and properties deemed as held for sale. As of March 31, 2010 the Company owned and consolidated 167 communities in 10 states plus the District of Columbia totaling 46,357 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of March 31, 2010 and December 31, 2009 (dollar amounts in thousands):

	March 31, 2010	December 31, 2009

Land	$1,672,972	$1,635,401
Depreciable property — held and used:
Building and improvements	4,184,962	4,111,254
Furniture, fixtures and equipment	257,092	248,635
Under development:
Land	48,653	65,525
Construction in progress	190,734	254,232

Real estate owned	$6,354,413	$6,315,047
Accumulated depreciation	(1,416,057)	(1,351,293)

Real estate owned, net	$4,938,356	$4,963,754

4. DISCONTINUED OPERATIONS
Discontinued operations represent properties that UDR has either sold or which management believes meet the criteria to be classified as held for sale. In order to be classified as held for sale and reported as discontinued operations, a property’s operations and cash flows have or will be divested to a third party by the Company whereby UDR will not have any significant continuing involvement in the ownership or operation of the property after the sale or disposition. The results of operations of the property are presented as discontinued operations for all periods presented and do not impact the net earnings reported by the Company. Once a property is deemed as held for sale, depreciation is no longer recorded. However, if the Company determines that the property no longer meets the criteria of held for sale, the Company will recapture any unrecorded depreciation for the property. The assets and liabilities of properties deemed as held for sale are presented separately on the Consolidated Balance Sheets. Properties deemed as held for sale are reported at the lower of their carrying amount or their estimated fair value less the costs to sell the assets.
UDR did not dispose of any communities during the three months ended March 31, 2010 and 2009, nor did we have any classified as held for disposition at March 31, 2010 and 2009. The only activity related to discontinued operations during the three months ended March 31, 2010 and 2009 was “net loss on the sale of depreciable property, excluding RE3” of $41,000 and $168,000, respectively.
5. JOINT VENTURES
UDR has entered into joint ventures with unrelated third parties that are either consolidated and included in real estate owned on our Consolidated Balance Sheets or are accounted for under the equity method of accounting, which are not consolidated and are included in investment in unconsolidated joint ventures on our Consolidated Balance Sheets. The Company consolidates an entity in which we own less than 100% when we have the power to direct the activities of the entity that most significantly affect the entity’s economic performance. In addition, the Company consolidates any joint venture in which we are the general partner or managing member and the third party partner or member does not have the ability to substantively participate in the decision-making process nor the ability to remove us as general partner or managing member, without cause.

UDR’s joint ventures are funded with a combination of debt and equity. Our losses are limited to our investment and the Company does not guarantee any debt (issued by our unconsolidated joint ventures), capital payout or other obligations associated with our joint venture portfolio. The Company guarantees 100% of the debt issued by one of our consolidated joint ventures for which our equity ownership percentage is 98%.
Consolidated Joint Ventures
UDR is a partner with an unaffiliated third party in a joint venture (“989 Elements”) which owns and operates a 23-story, 166 home high-rise apartment community in the central business district of Bellevue, Washington. On December 30, 2009, UDR entered into an agreement with our partner to purchase its 49% interest in 989 Elements for $7.7 million. Concurrently, our partner resigned as managing member and appointed UDR as managing member. In addition, our partner relinquished its voting rights and approval rights and its ability to substantively participate in the decision-making process of the joint venture resulting in the consolidation of the joint venture. The joint venture assets and liabilities were recorded at fair value. The fair value of the assets was $55.0 million ($54.8 million of real estate owned and $200,000 of current assets) and the fair value of liabilities was $34.1 million ($33.4 million of a construction loan, net of fair market value adjustment of $1.6 million and $700,000 of current liabilities) at the consolidation date. On December 31, 2009, the Company repaid the outstanding balance of $35.0 million on the construction loan held by 989 Elements. In March 2010, the Company paid $7.7 million and acquired our partner’s 49% interest in the joint venture. At closing of the agreement and at March 31, 2010, the Company interest in 989 Elements was 98%.
UDR is a partner with an unaffiliated third party in a joint venture (“Elements Too”) which owns and operates a 274 home apartment community in the central business district of Bellevue, Washington. Construction began in the fourth quarter of 2006 and was completed in the first quarter of 2010. On October 16, 2009, our partner resigned as managing member and appointed UDR as managing member. In addition, our partner relinquished its voting rights and approval rights and its ability to substantively participate in the decision-making process of the joint venture resulting in the consolidation of the joint venture. The joint venture assets and liabilities were recorded at fair value. Prior to consolidation, our equity investment in Elements Too was $24.4 million (net of an $11.0 million equity loss discussed below) at October 16, 2009. The fair value of the assets was $100.3 million ($99.5 million of real estate owned and $814,000 of current assets) and the fair value of liabilities was $75.6 million ($70.5 million of a construction loan, $917,000 of a derivative instrument, and $4.2 million of current liabilities). On December 30, 2009, UDR entered into an agreement with our partner to purchase its 49% interest in Elements Too for $3.2 million. In March 2010, the Company paid the outstanding balance of $3.2 million and acquired our partner’s 49% interest in the joint venture. During the three months ended March 31, 2010, the Company repaid the outstanding balance of $70.5 million on the construction loan held by Elements Too.
UDR is a partner with an unaffiliated third party in a joint venture (“Bellevue”) which owns an operating retail site in Bellevue, Washington. The Company initially planned to develop a 430 home high rise apartment building with ground floor retail on an existing operating retail center. However, during the year ended December 31, 2009, the joint venture decided to continue to operate the retail property as opposed to developing a high rise apartment building on the site. On December 30, 2009, UDR entered into an agreement with our partner to purchase its 49% interest in Bellevue for $5.2 million. In addition, our partner resigned as managing member and appointed UDR as managing member. Concurrent with its resignation, our partner relinquished its voting rights and approval rights and its ability to substantively participate in the decision-making process of the joint venture resulting in the consolidation of the joint venture at fair value. Prior to consolidation, our equity investment in Bellevue was $5.0 million (net of a $5.0 million equity loss discussed below). The fair value of the assets was $33.0 million ($32.8 million of real estate owned and $211,000 of current assets) and the fair value of liabilities was $23.0 million ($22.3 million of a mortgage payable, $506,000 of a derivative instrument, and $213,000 of current liabilities). In March 2010, the Company paid $5.2 million and acquired our partner’s 49% interest in the joint venture. At closing of the agreement and at March 31, 2010, the Company’s interest in Bellevue was 98%.

The activities and accounts of these joint ventures are included in the Company’s consolidated financial position as of March 31, 2010 and December 31, 2009 and consolidated results of operations and cash flows for the three months ended March 31, 2010.
Unconsolidated Joint Ventures
The Company recognizes earnings or losses from our investments in unconsolidated joint ventures consisting of our proportionate share of the net earnings or loss of the joint venture. In addition, we may earn fees for providing management and development services to the unconsolidated joint ventures. As of March 31, 2010, UDR had investments in the following unconsolidated joint ventures which are accounted for under the equity method of accounting.
In August 2009, UDR and an unaffiliated third party, Kuwait Finance House, formed a jointed venture for the investment of up to $450.0 million in multifamily properties located in key, high barrier to entry markets. The partners will contribute equity of $180.0 million of which the Company’s maximum equity will be 30% or $54.0 million when fully invested. At closing and at March 31 2010, the Company owned 30%. Our investment at March 31, 2010 and December 31, 2009 was $382,000 and $242,000, respectively. At March 31, 2010 and December 31, 2009, the joint venture did not own any multifamily properties.
In November 2007, UDR and an unaffiliated third party formed a joint venture which owns and operates 10 operating properties located in Texas (3,992 homes). UDR contributed cash and property equal to 20% of the fair value of the properties. The unaffiliated member contributed cash equal to 80% of the fair value of the properties comprising the joint venture, which was then used to purchase the nine operating properties from UDR. Our initial investment was $20.4 million. Our investment at March 31, 2010 and December 31, 2009 was $12.9 million and $13.9 million, respectively.
We evaluate our investments in unconsolidated joint ventures when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. During the three months ended March 31, 2010, the Company did not recognize any other-than-temporary decreases in the value of its investments in unconsolidated joint ventures.
Summary financial information relating to 100% of all the unconsolidated joint ventures operations (not just our proportionate share), is presented below for the three months ended March 31, (dollars in thousands):

	2010	2009 (a)

Revenues	$10,003	$11,520
Real estate depreciation and amortization	5,043	5,155
Net loss	(3,614)	(2,886)

(a)	Includes results of operations of joint ventures subsequently consolidated during the fourth quarter of 2009. See “Consolidated Joint Ventures” above.

The combined summary balance sheets relating to 100% of all the unconsolidated joint ventures (not just our proportionate share) is presented below as of March 31, 2010 and December 31, 2009, (dollars in thousands):

	March 31,	December 31,
	2010	2009
As of March 31, 2010 and December 31, 2009:
Real estate, net	$316,092	$320,786
Total assets	323,310	332,694
Amount due to UDR	630	779
Third party debt	254,000	254,000
Total liabilities	260,117	265,091
Equity	63,193	67,603
As of March 31, 2010, the Company had deferred profit from the sale of properties of $28.8 million, which the Company will not recognize until the underlying property is sold to a third party. The Company recognized $391,000 and $474,000 of management fees for our involvement in the joint ventures for the three months ended March 31, 2010 and 2009, respectively.
The Company may, in the future, make additional capital contributions to certain of our joint ventures should additional capital contributions be necessary to fund development costs or operating shortfalls.
6. SECURED DEBT
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification of the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established the interest rate for the underlying debt instrument. Secured debt on continuing operations, which encumbers $3.0 billion or 47% of UDR’s real estate owned based upon book value ($3.4 billion or 53% of UDR’s real estate owned is unencumbered) consists of the following as of March 31, 2010 (dollars in thousands):

			2010
	Principal Outstanding		Weighted	Weighted	Number of
	March 31,	December 31,	Average	Average	Communities
	2010	2009	Interest Rate	Years to Maturity	Encumbered
Fixed Rate Debt
Mortgage notes payable	$341,907	$506,203	5.08%	2.7	10
Tax-exempt secured notes payable	13,325	13,325	5.30%	20.9	1
Fannie Mae credit facilities	949,288	949,971	5.40%	6.8	14

Total fixed rate secured debt	1,304,520	1,469,499	5.32%	5.9	25

Variable Rate Debt
Mortgage notes payable	353,094	243,810	2.23%	2.4	14
Tax-exempt secured note payable	27,000	27,000	1.15%	20.0	1
Fannie Mae credit facilities	260,451	249,125	1.64%	5.9	35

Total variable rate secured debt	640,545	519,935	1.93%	4.6	50

Total secured debt	$1,945,065	$1,989,434	4.21%	5.5	75

UDR entered into secured revolving credit facilities with Fannie Mae with an aggregate commitment of $1.4 billion at March 31, 2010. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at our option. We have $949.3 million of the funded balance fixed at a weighted average interest rate of 5.4% and the remaining balance on these facilities is currently at a weighted average variable rate of 1.6%.

	March 31, 2010	December 31, 2009
	(dollar amounts in thousands)

Borrowings outstanding	$1,209,739	$1,199,096
Weighted average borrowings during the period ended	1,202,444	1,033,658
Maximum daily borrowings during the period ended	1,209,739	1,199,322
Weighted average interest rate during the period ended	4.6%	4.6%
Weighted average interest rate at the end of the period	4.6%	4.6%
The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair market adjustment was a net discount of $979,000 and $987,000 at March 31, 2010 and December 31, 2009, respectively.
Fixed Rate Debt
Mortgage notes payable. Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from August 2010 through June 2016 and carry interest rates ranging from 2.66% to 6.84%. Mortgage notes payable includes debt associated with development activities.
Tax-exempt secured notes payable. Fixed rate mortgage notes payable that secure tax-exempt housing bond issues mature in March 2031 and carry an interest rate of 5.30%. Interest on these notes is payable in semi-annual installments.
Secured credit facilities. At March 31, 2010, UDR’s fixed rate secured credit facilities consisted of $949.3 million on a $1.4 billion aggregate commitment under five revolving secured credit facilities with Fannie Mae (the Company also owes $260.5 million under the variable rate component of this credit facility). The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at our option. As of March 31, 2010, the fixed rate Fannie Mae credit facilities had a weighted average fixed rate of interest of 5.40%.
Variable Rate Debt
Mortgage notes payable. Variable rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from August 2010 through April 2016. The mortgage notes payable are based on LIBOR plus basis points, which translate into interest rates ranging from 0.91% to 5.25% at March 31, 2010.
Tax-exempt secured note payable. The variable rate mortgage note payable that secures tax-exempt housing bond issue matures in March 2030. Interest on this note is payable in monthly installments. The variable mortgage note has an interest rate of 1.15% as of March 31, 2010.
Secured credit facilities. The variable rate secured credit facilities consisted of $260.5 million outstanding on the Fannie Mae credit facilities. As of March 31, 2010, the variable rate Fannie Mae credit facilities had a weighted average floating rate of interest of 1.64%.

The aggregate maturities, including amortizing principal payments, of our secured debt due during each of the next five calendar years and thereafter are as follows (dollars in thousands):

	Fixed			Variable
	Mortgage	Tax Exempt	Credit	Mortgage	Tax Exempt	Credit
	Notes	Notes Payable	Facilities	Notes	Notes Payable	Facilities	Total

2010	$49,944	$—	$1,970	$113,211	$—	$—	$165,125
2011	103,460	—	52,808	73,272	—	39,513	269,053
2012	56,791	—	177,944	50,498	—	59,529	344,762
2013	61,390	—	38,631	38,522	—	—	138,543
2014	—	—	3,328	1,115	—	—	4,443
Thereafter	70,322	13,325	674,607	76,476	27,000	161,409	1,023,139

Total	$341,907	$13,325	$949,288	$353,094	$27,000	$260,451	$1,945,065

7. UNSECURED DEBT
A summary of unsecured debt as of March 31, 2010 and December 31, 2009 is as follows (dollars in thousands):

	March 31,	December 31,
	2010	2009
Commercial Banks
Borrowings outstanding under an unsecured credit facility due July 2012 (a)	$121,000	$189,300

Senior Unsecured Notes
3.90% Medium-Term Notes due March 2010 (includes premium of $34)	—	50,034
3.625% Convertible Senior Notes due September 2011 (net of discount of $2,883 and $3,351) (b), (g)	123,452	122,984
5.00% Medium-Term Notes due January 2012	100,000	100,000
3.72% Term Notes due July 2012 (c)	100,000	100,000
6.05% Medium-Term Notes due June 2013	122,500	122,500
5.13% Medium-Term Notes due January 2014 (d)	184,000	184,000
5.50% Medium-Term Notes due April 2014 (net of discount of $277 and $295) (d)	128,223	128,205
5.25% Medium-Term Notes due January 2015 (includes net discount of $615 and premium $177) (d), (e)	324,560	175,352
5.25% Medium-Term Notes due January 2016 (d)	83,260	83,260
8.50% Debentures due September 2024	15,644	15,644
4.00% Convertible Senior Notes due December 2035 (net of discount of $1,416 and $1,916) (f), (g)	166,334	165,834
Other	40	42

	1,348,013	1,247,855

	$1,469,013	$1,437,155

(a)	We have a $600 million unsecured revolving credit facility that matures on July 26, 2012. Under certain circumstances, we may increase the $600 million credit facility to $750 million. Based on our current credit rating, the $600 million credit facility carries an interest rate equal to LIBOR plus 47.5 basis points. In addition, the unsecured credit facility contains a provision that allows us to bid up to 50% of the commitment and we can bid out the entire unsecured credit facility once per quarter so long as we maintain an investment grade rating.

(b)	Subject to the restrictions on ownership of our common stock and certain other conditions, at any time on or after July 15, 2011 and prior to the close of business on the second business day prior to the maturity date of September 15, 2011, and also following the occurrence of certain events, holders of outstanding 3.625% notes may convert their notes into cash and, if applicable, shares of our common stock, at the conversion rate in effect at such time. Upon conversion of the notes, UDR will deliver cash and common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 trading day observation period. The initial conversion rate for each $1,000 principal amount of notes was 26.6326 shares of our common stock (equivalent to an initial conversion price of approximately $37.55 per share), subject to adjustment under certain circumstances. The Company’s Special Dividend paid in January 2009 met the criteria to adjust the conversion rate and resulted in an adjusted conversion rate of 29.0207 shares of our common stock for each $1,000 of principal (equivalent to a conversion price of approximately $34.46 per share). If UDR undergoes certain change in control transactions, holders of the 3.625% notes may require us to repurchase their notes in whole or in part for cash equal to 100% of the principal amount of the notes to be repurchased plus any unpaid interest accrued to the repurchase date. In connection with the issuance of the 3.625% notes, UDR entered into a capped call transaction covering approximately 6.7 million shares of our common stock, subject to anti-dilution adjustments similar to those contained in the notes. The capped call expires on the maturity date of the 3.625% notes. The capped call transaction combines a purchased call option with a strike price of $37.548 with a written call option with a strike price of $43.806. The capped call transaction effectively increased the initial conversion price to $43.806 per share, representing a 40% conversion premium. The net cost of approximately $12.6 million of the capped call transaction was included in stockholders’ equity.

(c)	The Company had an interest rate swap agreement related to these notes, which expired during the three months ended March 31, 2010. The notes carried a variable interest rate of 3.72% at March 31, 2010 and a fixed interest rate of 6.26% at December 31, 2009.

(d)	During the three months ended March 31, 2009, the Company repurchased several different traunches of its unsecured debt in open market purchases. As a result of these transactions, we retired debt with a notional value of $159.6 million for $150 million of cash. The gain of $7.1 million is presented as a separate component of interest expense on our Consolidated Statements of Operations for the three months ended March 31, 2009. Consistent with our accounting policy, the Company expensed $737,000 million of unamortized financing costs and $1.8 million of unamortized discount on convertible debt as a result of these debt retirements for the three months ended March 31, 2009.

(e)	On December 7, 2009, the Company entered into an amended and restated distribution agreement with respect to the issue and sale by the Company from time to time of its Medium-Term Notes, Series A Due Nine Months or More From Date of Issue. During the three months ended March 31, 2010, the Company issued $150 million of 5.25% senior unsecured medium-term notes under the amended and restated distribution agreement dated December 7, 2009. These notes were priced at 99.46% of the principal amount at issuance and had a discount of $783,000 at March 31, 2010.

(f)	Holders of the outstanding 4.00% notes may require us to repurchase their notes in whole or in part on January 15, 2011, December 15, 2015, December 15, 2020, December 15, 2025 and December 15, 2030, or upon the occurrence of a fundamental change, for cash equal to 100% of the principal amount of the notes to be repurchased plus any accrued and unpaid interest. On or after January 15, 2011, UDR will have the right to redeem the 4.00% notes in whole or in part, at any time or from time to time, for cash equal to 100% of the principal amount of the notes to be redeemed plus any accrued and unpaid interest. Subject to the restrictions on ownership of shares of our common stock and certain other conditions, holders of the 4.00% notes may convert their notes, into cash and, if applicable, shares of our common stock, at the conversion rate in effect at such time, as follows: (i) prior to the close of business on the second business day immediately preceding the stated maturity date at any time on or after December 15, 2030, and (ii) prior to December 15, 2030 under certain specified circumstances. The initial conversion rate for the notes was 35.2988 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $28.33 per share), subject to adjustment under certain circumstances. The Company’s Special Dividend paid in January 2009 met the criteria to adjust the conversion rate and the conversion rate was adjusted to 38.7123 shares of our common stock for each $1,000 of principal (equivalent to a conversion price of approximately $25.83 per share).

(g)	Effective January 1, 2009, the Company adopted guidance that applies to all convertible debt instruments that have a “net settlement feature”, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. This guidance requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. The adoption impacted the historical accounting for the 3.625% convertible senior notes due September 2011 and the 4.00% convertible senior notes due December 2035, and resulted in increased interest expense of $967,000 and $1.3 million for the three months ended March 31, 2010 and 2009, respectively.

The following is a summary of short-term bank borrowings under UDR’s bank credit facility at March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31,	December 31,
	2010	2009

Total revolving credit facility	$600,000	$600,000
Borrowings outstanding at end of period (1)	121,000	189,300
Weighted average daily borrowings during the period ended	165,468	83,875
Maximum daily borrowings during the period ended	296,700	279,400
Weighted average interest rate during the period ended	0.7%	0.9%
Weighted average interest rate at the end of the period	0.7%	0.7%

(1)	Excludes $11.3 million of letters of credit at March 31, 2010
The convertible notes are convertible at the option of the holder, and as such are presented as if the holder will convert the debt instrument at the earliest available date. The aggregate maturities of unsecured debt for the five years subsequent to March 31, 2010 are as follows (dollars in thousands):

	Bank	Unsecured
	Lines	Debt	Total

2010	$—	$—	$—
2011 (a)	—	289,594	289,594
2012	121,000	199,808	320,808
2013	—	122,308	122,308
2014	—	312,353	312,353
Thereafter	—	423,950	423,950

	$121,000	$1,348,013	$1,469,013

(a)	The convertible debt balances have been adjusted to reflect the effect of guidance adopted effective January 2009. Excluding the adjustment, the total maturities in 2011 would be $294.1 million.
Our debt instruments contain covenants that we were in compliance with at March 31, 2010.
8. LOSS PER SHARE
Basic loss per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed based upon common shares outstanding plus the effect of dilutive stock options and other potentially dilutive common stock equivalents such as the non-vested restricted stock awards.

The following table sets forth the computation of basic and diluted loss per share for the periods presented (amounts in thousands, except per share data):

	Three months ended
	March 31,
	2010	2009

Numerator for loss per share — basic and diluted:
Net loss attributable to common stockholders	$(26,435)	$(15,429)

Denominator for loss per share — basic and diluted:
Weighted average common shares outstanding	157,192	145,543
Non-vested restricted stock awards	(1,061)	(1,367)

Denominator for basic and diluted loss per share	156,131	144,176

Loss per share — basic and diluted	$(0.17)	$(0.11)

The effect of the conversion of the operating partnership units, convertible preferred stock, convertible debt, stock options and restricted stock is not dilutive and is therefore not included in the above calculations as the Company reported a loss from continuing operations.
If the operating partnership units were converted to common stock, the additional weighted average common shares outstanding for the three months ended March 31, 2010 and 2009, would be 5,975,967 and 7,854,830.
The effect of the conversion of the Series E Out-Performance Partnership Shares (the Series E Out-Performance Program terminated on December 31, 2009) is not dilutive for the quarter ended March 31, 2009 and is not included in the above calculations as the Company reported a loss from continuing operations.
If the convertible preferred stock were converted to common stock, the additional shares of common stock outstanding for the three months ended March 31, 2010 and 2009 would be 3,035,548 weighted average common shares.
If the stock options and unvested restricted stock were converted to common stock, the additional weighted average common shares outstanding for the three months ended March 31, 2010 and 2009 would be 1,514,041 and 18,037 weighted average common shares, respectively.
9. FAIR VALUE OF DERIVATIVES AND FINANCIAL INSTRUMENTS
Fair value is based on the price that would be received to sell an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level valuation hierarchy prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:
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

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of March 31, 2010 and December 31, 2009 are summarized as follows (dollars in thousands):

		Fair Value at March 31, 2010 Using
		Quoted Prices in Active Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)

Description:

Available-for-sale debt securities- Corporate debt	$37,992	$37,992	$—	$—
Derivatives- Interest rate contracts (c)	831	—	831	—

Total assets	$38,823	$37,992	$831	$—

Derivatives- Interest rate contracts (c)	$6,035	$—	$6,035	$—
Contingent purchase consideration (d)	6,037	—	—	6,037
Secured debt instruments- fixed rate: (a)
Mortgage notes payable	353,968	—	—	353,968
Tax-exempt secured notes payable	14,917	—	—	14,917
Fannie Mae credit facilities	964,641	—	—	964,641
Secured debt instruments- variable rate: (a)
Mortgage notes payable	353,094	—	—	353,094
Tax-exempt secured notes payable	27,000	—	—	27,000
Fannie Mae credit facilities	260,451	—	—	260,451
Unsecured debt instruments: (b)
Commercial bank	121,000	—	—	121,000
Senior Unsecured Notes	1,356,984	—	—	1,356,984

Total liabilities	$3,464,127	$—	$6,035	$3,458,092

		Fair Value at December 31, 2009 Using
		Quoted Prices in Active Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Description:

Available-for-sale debt securities- Corporate debt	$37,650	$37,650	$—	$—
Derivatives- Interest rate contracts (c)	2,294	—	2,294	—

Total assets	$39,944	$37,650	$2,294	$—

Derivatives- Interest rate contracts (c)	$5,947	$—	$5,947	$—
Secured debt instruments- fixed rate: (a)
Mortgage notes payable	516,578	—	—	516,578
Tax-exempt secured notes payable	13,540	—	—	13,540
Fannie Mae credit facilities	952,468	—	—	952,468
Secured debt instruments- variable rate: (a)
Mortgage notes payable	243,810	—	—	243,810
Tax-exempt secured notes payable	27,000	—	—	27,000
Fannie Mae credit facilities	249,125	—	—	249,125
Unsecured debt instruments: (b)
Commercial bank	189,300	—	—	—
Senior Unsecured Notes	1,236,515	—	—	1,236,515

Total liabilities	$3,434,283	$—	$5,947	$3,239,036

(a)	See Note 6, “Secured Debt”

(b)	See Note 7, “Unsecured Debt”

(c)	See Note 10, “Derivatives and Hedging Activity”

(d)	As of March 31, 2010, the Company accrued a liability of $6.0 million related to a contingent purchase consideration on one of its properties. The contingent consideration was determined based on the fair market value of the related asset which is estimated using Level 3 inputs utilized in a third party appraisal.
Financial Instruments Carried at Fair Value
The fair value of the corporate debt securities is determined by Level 1 inputs which utilize quoted prices in active markets where we have the ability to access values for identical assets.
The amortized cost, gross unrealized gains and fair value of the Company’s investments at March 31, 2010 and December 31, 2009 are as follows (dollars in thousands):

	March 31,	December 31,
	2010	2009
Corporate debt securities- U.S.:
Amortized cost	$33,632	$33,066
Gross unrealized gains	4,360	4,584

Estimated fair value (net carrying amount)	$37,992	$37,650

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2010 and 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Financial Instruments Not Carried at Fair Value
At March 31, 2010, the fair values of cash and cash equivalents, restricted cash, notes receivable, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
We estimate the fair value of our debt instruments by discounting the remaining cash flows of the debt instrument at a discount rate equal to the replacement market credit spread plus the corresponding treasury yields. Factors considered in determining a replacement market credit spread include general market conditions, borrower specific credit spreads, time remaining to maturity, loan-to-value ratios and collateral quality (Level 3).
We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the future operation and disposition of those assets are less than the net book value of those assets. Our cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market and operating conditions and our estimated holding periods. The net book value of impaired assets is reduced to fair value. Our estimates of fair value represent our best estimate based upon Level 3 inputs such as industry trends and reference to market rates and transactions.
The Company did not recognize any other-than-temporary decrease in the value of its other investments in unconsolidated joint ventures during the three months ended March 31, 2010 and 2009. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy.

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
10. DERIVATIVES AND HEDGING ACTIVITY
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated Other Comprehensive Income/(Loss)” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2010 and 2009, the Company recorded less than $1,000 of ineffectiveness in earnings attributable to reset date and index mismatches between the derivative and the hedged item, and the fair value of interest rate swaps that were not zero at inception of the hedging relationship.
Amounts reported in “Accumulated Other Comprehensive Income/(Loss)” related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $5.3 million will be reclassified as an increase to interest expense.
As of March 31, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

	Number of
Interest Rate Derivative	Instruments	Notional
Interest rate swaps	11	$327,344

Interest rate caps	2	$113,909

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a loss of $317,000 and $55,000 for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollar amounts in thousands):

	Number of
Product	Instruments	Notional
Interest rate caps	4	$244,787
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 (amounts in thousands).

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance	March 31,	December 31,	Balance	March 31,	December 31,
	Sheet Location	2010	2009	Sheet Location	2010	2009
Derivatives designated as hedging instruments:
Interest Rate Products	Other Assets	$436	$1,348	Other Liabilities	$6,035	$5,282

Total derivatives designated as hedging instruments		$436	$1,348		$6,035	$5,282

Derivatives not designated as hedging instruments:
Interest Rate Products	Other Assets	$395	$946	Other Liabilities	$—	$665

Total derivatives not designated as hedging instruments		$395	$946		$—	$665

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 (dollar amounts in thousands):

				Location of Gain or	Amount of Gain or
				(Loss) Recognized in Income on	(Loss) Recognized in Income on
		Location of Gain	Amount of Gain or	Derivative (Ineffective Portion	Derivative (Ineffective Portion
	Amount of Loss	Reclassified from	(Loss) Reclassified	and Amount	and Amount
Derivatives in Cash	Recognized in OCI	Accumulated OCI	from Accumulated	Excluded from	Excluded from
Flow Hedging	on Derivative	into Income	OCI into Income	Effectiveness	Effectiveness
Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)

For the three months ended March 31, 2010:

Interest Rate Products	$(3,314)	Interest expense	$2,080	Other expense	$—

Total	$(3,314)		$2,080		$—

For the three months ended March 31, 2009:

Interest Rate Products	$(2,493)	Interest expense	$(2,646)	Other expense	$—

Total	$(2,493)		$(2,646)		$—

		Amount of Loss
	Location of Gain or (Loss)	Recognized in
	Recognized in Income on	Income on
Derivatives Not Designated as Hedging Instruments	Derivative	Derivative

For the three months ended March 31, 2010:
Interest Rate Products	Other income / (expense)	$(317)

Total		$(317)

For the three months ended March 31, 2009:
Interest Rate Products	Other income / (expense)	$(55)

Total		$(55)

Credit-risk-related Contingent Features
The Company has agreements with some of its derivative counterparties that contain a provision whereby (1) if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations; or (2) the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.
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

As of March 31, 2010, the fair value of derivatives in a net liability position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $6.6 million. As of March 31, 2010, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2010, it would have been required to settle its obligations under the agreements at their termination value of $6.6 million.
11. OTHER COMPREHENSIVE INCOME/(LOSS)
During the three months ended March 31, 2010 and 2009, components of comprehensive income/(loss) consisted of an unrealized (loss)/gain of ($224,000) and $765,000, respectively, from the mark-to-market of marketable securities classified as available-for-sale and an unrealized (loss)/gain of ($1.2 million) and $154,000, respectively, from derivative financial instruments. The Company allocated a pro-rata share of gain/(loss) of $53,000 and ($47,000) to non-controlling interests for the three months ended March 31, 2010 and 2009, respectively. Total comprehensive loss for the three months ended March 31, 2010 and 2009 was $25.4 million and $11.7 million, respectively.
12. STOCK BASED COMPENSATION
Effective January 1, 2006, the Company adopted the modified prospective method for stock based compensation. During the three months ended March 31, 2010 and 2009, we recognized $2.9 million and $2.3 million, respectively as stock based compensation expense, which is inclusive of awards granted to our outside directors.
13. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
The following summarizes the Company’s real estate commitments at March 31, 2010 (dollars in thousands):

	Number of	Costs Incurred	Expected Costs	Ownership
	Properties	to Date	to Complete	Stake

Wholly owned — under development	4	$239,387	$22,113	100%
Contingencies
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
14. REPORTABLE SEGMENTS
GAAP guidance requires that segment disclosures present the measure(s) used by the chief operating decision maker to decide how to allocate resources and for purposes of assessing such segments’ performance. UDR’s chief operating decision maker is comprised of several members of its executive management team who use several generally accepted industry financial measures to assess the performance of the business for our reportable operating segments.

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
UDR’s two reportable segments are same communities and non-mature/other communities:
•	Same communities represent those communities acquired, developed, and stabilized prior to January 1, 2009, and held as of March 31, 2010. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
•	Non-mature/other communities represent those communities that were acquired or developed in 2008, 2009 or 2010, sold properties, redevelopment properties, properties classified as real estate held for disposition, condominium conversion properties, joint venture properties, properties managed by third parties and the non-apartment components of mixed use properties.
Management evaluates the performance of each of our apartment communities on a same community and non-mature/other basis, as well as individually and geographically. This is consistent with the aggregation criteria under GAAP as each of our apartment communities generally has similar economic characteristics, facilities, services, and tenants. Therefore, the Company’s reportable segments have been aggregated by geography in a manner identical to that which is provided to the chief operating decision maker.
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three months ended March 31, 2010 and 2009.

The accounting policies applicable to the operating segments described above are the same as those described in Note 2, “Significant Accounting Policies.” The following table details rental income and NOI for UDR’s reportable segments for the three months ended March 31, 2010 and 2009, and reconciles NOI to loss from continuing operations per the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009

Reportable apartment home segment rental income
Same Communities
Western Region	$56,410	$59,495
Mid-Atlantic Region	37,688	37,741
Southeastern Region	28,872	29,728
Southwestern Region	11,301	11,558
Non-Mature communities/Other	17,358	12,093

Total segment and consolidated rental income	$151,629	$150,615

Reportable apartment home segment NOI
Same Communities
Western Region	$38,711	$42,110
Mid-Atlantic Region	25,247	25,632
Southeastern Region	18,130	18,579
Southwestern Region	6,634	6,514
Non-Mature communities/Other	9,301	6,218

Total segment and consolidated NOI	98,023	99,053

Reconciling items:
Non-property income	3,320	5,024
Property management	(4,170)	(4,142)
Other operating expenses	(1,485)	(1,654)
Depreciation and amortization	(72,207)	(68,985)
Interest, net	(36,866)	(30,692)
Hurricane related expenses	—	(241)
General and administrative	(9,575)	(9,456)
Other depreciation and amortization	(1,223)	(1,394)
Loss from unconsolidated entities	(737)	(717)
Tax expense for the TRS	(65)	(51)

Net loss from continuing operations	$(24,985)	$(13,255)

The following table details the assets of UDR’s reportable segments as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31,	December 31,
	2010	2009
Reportable apartment home segment assets:
Same communities:
Western Region	$2,407,611	$2,404,218
Mid-Atlantic Region	1,259,936	1,263,755
Southeastern Region	914,309	911,973
Southwestern Region	419,530	418,303
Non-mature communities/Other	1,353,027	1,316,798

Total segment assets	6,354,413	6,315,047
Accumulated depreciation	(1,416,057)	(1,351,293)

Total segment assets — net book value	4,938,356	4,963,754

	March 31,	December 31,
	2010	2009
Reconciling items:
Cash and cash equivalents	19,920	5,985
Marketable securities	37,992	37,650
Restricted cash	8,642	8,879
Deferred financing costs, net	26,710	26,601
Notes receivable	7,800	7,800
Investment in unconsolidated joint ventures	13,241	14,126
Other assets	63,055	67,822

Total consolidated assets	$5,115,716	$5,132,617

Capital expenditures related to our same communities totaled $8.4 million and $13.3 million for the three months ended March 31, 2010 and 2009, respectively. Capital expenditures related to our non-mature/other communities totaled $456,000 and $2.0 million for the three months ended March 31, 2010 and 2009, respectively.
Markets included in the above geographic segments are as follows:
i.	Western — Orange County, San Francisco, Monterey Peninsula, Los Angeles, Seattle, San Diego, Inland Empire, Sacramento and Portland
ii.	Mid-Atlantic — Metropolitan DC, Baltimore, Richmond, Norfolk, and Other Mid-Atlantic

iii.	Southeastern — Tampa, Orlando, Nashville, Jacksonville, and Other Florida

iv.	Southwestern — Dallas, Phoenix, Austin, and Houston
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
The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:
•	general economic conditions,
•	unfavorable changes in apartment market and economic conditions that could adversely affect occupancy levels and rental rates,
•	the failure of acquisitions to achieve anticipated results,

•	possible difficulty in selling apartment communities,
•	competitive factors that may limit our ability to lease apartment homes or increase or maintain rents,
•	insufficient cash flow that could affect our debt financing and create refinancing risk,
•	failure to generate sufficient revenue, which could impair our debt service payments and distributions to stockholders,
•	development and construction risks that may impact our profitability,
•	potential damage from natural disasters, including hurricanes and other weather-related events, which could result in substantial costs to us,
•	risks from extraordinary losses for which we may not have insurance or adequate reserves,
•	uninsured losses due to insurance deductibles, self-insurance retention, uninsured claims or casualties, or losses in excess of applicable coverage,
•	delays in completing developments and lease-ups on schedule,
•	our failure to succeed in new markets,
•	changing interest rates, which could increase interest costs and affect the market price of our securities,
•	potential liability for environmental contamination, which could result in substantial costs to us,
•	the imposition of federal taxes if we fail to qualify as a REIT under the Code in any taxable year,
•	our internal control over financial reporting may not be considered effective which could result in a loss of investor confidence in our financial reports, and in turn have an adverse effect on our stock price, and
•	changes in real estate laws, tax laws and other laws affecting our business.
A discussion of these and other factors affecting our business and prospects is set forth below in Part II, Item 1A. Risk Factors. We encourage investors to review these risk factors.
Business Overview
We are a real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities nationwide. We were formed in 1972 as a Virginia corporation. In June 2003, we changed our state of incorporation from Virginia to Maryland. Our subsidiaries include two operating partnerships, Heritage Communities L.P., a Delaware limited partnership, and United Dominion Realty, L.P., a Delaware limited partnership. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” “the Company,” or “UDR” refer collectively to UDR, Inc., its subsidiaries and its consolidated joint ventures.
At March 31, 2010, our consolidated real estate portfolio included 167 communities with 46,357 apartment homes and our total real estate portfolio, inclusive of our unconsolidated communities, included an additional 10 communities with 3,992 apartment homes.

The following table summarizes our market information by major geographic markets as of March 31, 2010.

			Percentage	Total
	Number of	Number of	of Total	Carrying	Average	Total Income
	Apartment	Apartment	Carrying	Value	Physical	per Occupied
Same Communities	Communities	Homes	Value	(in thousands)	Occupancy	Home (a)

Western Region
Orange Co, CA	14	4,363	12.6%	$802,601	95.6%	$1,466
San Francisco, CA	9	1,727	6.3%	402,701	96.4%	1,886
Seattle, WA	9	1,725	4.8%	302,994	96.8%	1,159
Monterey Peninsula, CA	7	1,565	2.4%	151,231	93.5%	1,044
Los Angeles, CA	7	1,380	4.5%	288,307	96.6%	1,529
San Diego, CA	5	1,123	2.7%	173,708	95.5%	1,320
Inland Empire, CA	3	1,074	2.4%	149,712	95.3%	1,211
Portland, OR	3	716	1.1%	68,849	95.4%	936
Sacramento, CA	2	914	1.1%	67,508	94.2%	874

Mid-Atlantic Region
Metropolitan DC	11	3,765	10.5%	667,358	96.6%	1,508
Baltimore, MD	10	2,121	3.9%	249,433	97.1%	1,240
Richmond, VA	6	2,211	2.9%	182,279	95.8%	1,009
Norfolk VA	6	1,438	1.3%	83,277	95.3%	943
Other Mid-Atlantic	5	1,132	1.2%	77,589	96.2%	1,005

Southeastern Region
Tampa, FL	10	3,278	4.0%	251,164	95.6%	915
Orlando, FL	10	2,796	3.4%	218,621	95.4%	900
Nashville, TN	8	2,260	2.8%	178,005	96.3%	833
Jacksonville, FL	5	1,857	2.4%	155,287	95.3%	814
Other Florida	4	1,184	1.8%	111,232	95.3%	977

Southwestern Region
Dallas, TX	9	2,595	4.2%	266,970	96.0%	947
Phoenix, AZ	3	914	1.1%	70,897	95.3%	847
Austin, TX	1	390	0.9%	59,957	97.1%	1,081
Houston, TX	1	320	0.4%	21,706	90.8%	899

Total/Average Same Communities	148	40,848	78.7%	5,001,386	95.8%	$1,144

Non Matures, Commercial Properties & Other	16	4,905	17.5%	1,113,640

Total Real Estate Held for Investment	164	45,753	96.2%	6,115,026

Real Estate Under Development (b)	3	604	3.8%	239,387

Total Real Estate Owned	167	46,357	100.0%	6,354,413

Total Accumulated Depreciation				(1,416,057)

Total Real Estate Owned, Net of Accumulated Depreciation				$4,938,356

(a)	Total Income per Occupied Home represents total monthly revenues per weighted average number of apartment homes occupied.

(b)	The Company is currently developing four wholly-owned communities with a total of 1,575 apartment homes of which 971 have not yet been completed.

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
We have a shelf registration statement filed with the Securities and Exchange Commission, or “SEC” which provides for the issuance of an indeterminate amount of common stock, preferred stock, guarantees of debt securities, warrants, subscription rights, purchase contracts and units to facilitate future financing activities in the public capital markets. Access to capital markets is dependent on market conditions at the time of issuance.
On September 15, 2009, the Company entered into an equity distribution agreement under which the Company may offer and sell up to 15.0 million shares of its common stock over time to or through its sales agents. During the three months ended March 31, 2010, we sold 4,358,753 shares of common stock through this program for aggregate gross proceeds of approximately $74.8 million at a weighted average price per share of $17.16. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $1.5 million, were approximately $73.3 million.
On December 7, 2009, the Company entered into an amended and restated distribution agreement with respect to the issue and sale by the Company from time to time of its Medium-Term Notes, Series A Due Nine Months or More From Date of Issue. In February 2010, the Company issued $150 million of 5.25% senior unsecured medium-term notes under the amended and restated distribution agreement dated December 7, 2009. These notes were priced at 99.46% of the principal amount at issuance and had a discount of $783,000 at March 31, 2010.
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
During the remainder of 2010, we have approximately $165.1 million of secured debt and no unsecured debt maturing and we anticipate repaying that debt with proceeds from borrowings under our secured or unsecured credit facilities, the issuance of equity or debt securities, and by exercising extension rights with respect to secured debt of $151.2 million.

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
Our other critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in UDR’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 25, 2010. There have been no significant changes in our critical accounting policies from those reported in our Form 10-K filed with the SEC on February 25, 2010. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.
Statements of Cash Flow
The following discussion explains the changes in net cash provided by operating activities and net cash provided by/(used in) investing and financing activities that are presented in our Consolidated Statements of Cash Flows.
Operating Activities
For the three months ended March 31, 2010, our net cash flow provided by operating activities was $41.5 million compared to $71.6 million for the comparable period in 2009. The decrease in cash flow from operating activities is primarily due to changes in operating assets and liabilities.
Investing Activities
For the three months ended March 31, 2010, net cash used in investing activities was $57.4 million compared to $99.2 million for the comparable period in 2009. The change is primarily driven by a reduction in development expenditures and the purchase of marketable securities in 2009 partially offset by the payment of $16.1 million to buy out a joint venture partner, all of which are discussed in further detail throughout this Report.
Acquisitions
We did not have any acquisitions during the three months ended March 31, 2010 Our long-term strategic plan is to achieve greater operating efficiencies by investing in fewer, more concentrated markets. As a result, we have been seeking to expand our interests in communities located in California, Metropolitan D.C., Texas and the Washington State markets over the past years. Prospectively, we plan to channel new investments into those markets we believe will provide the best investment returns. Markets will be targeted based upon defined criteria including favorable job formation, low single-family home affordability and favorable demand/supply ratio for multifamily housing.
Capital Expenditures
In conformity with GAAP, we capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.
During the three months ended March 31, 2010, $8.8 million or $199 per home was spent on recurring capital expenditures. These include revenue enhancing capital expenditures, kitchen and bath upgrades, and other extensive exterior/interior upgrades, turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as exterior paint, roofs, siding, parking lots, and asset preservation capital expenditures. Total aggregated capital expenditures, which include recurring capital expenditures, of $13.5 million or $306 per home was spent on all of our communities, excluding development and commercial properties, for the three months ended March 31, 2010. In addition, major renovations totaled $4.7 million for the three months ended March 31, 2010.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, condominium conversions and commercial properties, for the periods presented:

	Three months ended March 31,			Three months ended March 31,
	(dollars in thousands)			(per home)
	2010	2009	% Change	2010	2009	% Change
Revenue enhancing improvements	$3,052	$7,989	-61.8%	$69	$184	-62.5%
Turnover capital expenditures	1,933	2,111	-8.4%	44	49	-10.2%
Asset preservation expenditures	3,812	3,570	6.8%	86	82	4.9%

Total recurring capital expenditures	8,797	13,670	-35.6%	199	315	-36.8%

Major renovations	4,747	4,529	4.8%	107	104	2.9%

Total capital expenditures	$13,544	$18,199	-25.6%	$306	$419	-27.0%

Repair and maintenance expense	$7,477	$7,018	6.5%	$169	$161	5.0%

Average stabilized home count	44,270	43,456
We will continue to selectively add revenue enhancing improvements which we believe will provide a return on investment substantially in excess of our cost of capital. Recurring capital expenditures during 2010 are currently expected to be approximately $1,000 per home.
Development
At March 31, 2010, our development pipeline for wholly-owned communities totaled 1,575 homes with a budget of $261.5 million in which we have a carrying value of $239.4 million. We anticipate the completion of these communities during 2010.
For the three months ended March 31, 2010, we invested approximately $28.6 million in development projects, a decrease of $25.0 million from our 2009 level of $53.6 million. We also completed development of one community held by a joint venture with 274 apartment homes and retail space with costs of $120.1 million as of March 31, 2010.
Consolidated Joint Ventures
UDR is a partner with an unaffiliated third party in a joint venture (“989 Elements”) which owns and operates a 23-story, 166 home high-rise apartment community in the central business district of Bellevue, Washington. On December 30, 2009, UDR entered into an agreement with our partner to purchase its 49% interest in 989 Elements for $7.7 million. Concurrently, our partner resigned as managing member and appointed UDR as managing member. In addition, our partner relinquished its voting rights and approval rights and its ability to substantively participate in the decision-making process of the joint venture resulting in the consolidation of the joint venture. The joint venture assets and liabilities were recorded at fair value. The fair value of the assets was $55.0 million ($54.8 million of real estate owned and $200,000 of current assets) and the fair value of liabilities was $34.1 million ($33.4 million of a construction loan, net of fair market value adjustment of $1.6 million and $700,000 of current liabilities) at the consolidation date. On December 31, 2009, the Company repaid the outstanding balance of $35.0 million on the construction loan held by 989 Elements. In March 2010, the Company paid $7.7 million and acquired our partner’s 49% interest in the joint venture. At closing of the agreement and at March 31, 2010, the Company’s interest in 989 Elements was 98%.

UDR is a partner with an unaffiliated third party in a joint venture (“Elements Too”) which owns and operates a 274 home apartment community in the central business district of Bellevue, Washington. Construction began in the fourth quarter of 2006 and was completed in the first quarter of 2010. On October 16, 2009, our partner resigned as managing member and appointed UDR as managing member. In addition, our partner relinquished its voting rights and approval rights and its ability to substantively participate in the decision-making process of the joint venture resulting in the consolidation of the joint venture. The joint venture assets and liabilities were recorded at fair value. Prior to consolidation, our equity investment in Elements Too was $24.4 million (net of an $11.0 million equity loss discussed below) at October 16, 2009. The fair value of the assets was $100.3 million ($99.5 million of real estate owned and $814,000 of current assets) and the fair value of liabilities was $75.6 million ($70.5 million of a construction loan, $917,000 of a derivative instrument, and $4.2 million of current liabilities). On December 30, 2009, UDR entered into an agreement with our partner to purchase its 49% interest in Elements Too for $3.2 million. In March 2010, the Company paid the outstanding balance of $3.2 million and acquired our partner’s 49% interest in the joint venture. The joint venture’s activities and accounts are included in the Company’s consolidated financial position as of March 31, 2010 and December 31, 2009 and consolidated results of operations and cash flows for the three months ended March 31, 2010. During the three months ended March 31, 2010, the Company repaid the outstanding balance of $70.5 million on the construction loan held by Elements Too.
UDR is a partner with an unaffiliated third party in a joint venture (“Bellevue”) which owns an operating retail site in Bellevue, Washington. The Company initially planned to develop a 430 home high rise apartment building with ground floor retail on an existing operating retail center. However, during the year ended December 31, 2009, the joint venture decided to continue to operate the retail property as opposed to developing a high rise apartment building on the site. On December 30, 2009, UDR entered into an agreement with our partner to purchase its 49% interest in Bellevue for $5.2 million. In addition, our partner resigned as managing member and appointed UDR as managing member. Concurrent with its resignation, our partner relinquished its voting rights and approval rights and its ability to substantively participate in the decision-making process of the joint venture resulting in the consolidation of the joint venture at fair value. Prior to consolidation, our equity investment in Bellevue was $5.0 million (net of a $5.0 million equity loss discussed below). The fair value of the assets was $33.0 million ($32.8 million of real estate owned and $211,000 of current assets) and the fair value of liabilities was $23.0 million ($22.3 million of a mortgage payable, $506,000 of a derivative instrument, and $213,000 of current liabilities). In March 2010, the Company paid $5.2 million and acquired our partner’s 49% interest in the joint venture. At closing of the agreement and at March 31, 2010, the Company’s interest in Bellevue was 98%.
For additional information regarding these joint ventures, see Note 5, “Joint Ventures,” in the Consolidated Financial Statements included in this Report.
Unconsolidated Joint Ventures
In August 2009, UDR and an unaffiliated third party, Kuwait Finance House, formed a jointed venture for the investment of up to $450.0 million in multifamily properties located in key, high barrier to entry markets. The partners will contribute equity of $180.0 million of which the Company’s maximum equity will be 30% or $54.0 million when fully invested. At closing and at March 31 2010, the Company owned 30%. Our investment at March 31, 2010 and December 31, 2009 was $382,000 and $242,000, respectively. At March 31, 2010 and December 31, 2009, the joint venture did not own any multifamily properties.
In November 2007, UDR and an unaffiliated third party formed a joint venture which owns and operates various properties located in Texas. UDR contributed cash and property equal to 20% of the fair value of the properties. The unaffiliated member contributed cash equal to 80% of the fair value of the properties comprising the joint venture, which was then used to purchase the nine operating properties from UDR. Our initial investment was $20.4 million. Our investment at March 31, 2010 and December 31, 2009 was $12.9 million and $13.9 million, respectively.
For additional information regarding these joint ventures, see Note 5, “Joint Ventures,” in the Consolidated Financial Statements included in this Report.
Disposition of Investments
During the three months ended March 31, 2010, we did not dispose of any communities. We plan to continue to pursue our strategy of exiting markets where long-term growth prospects are limited and redeploying capital into markets we believe will provide the best investment returns.

Financing Activities
For the three months ended March 31, 2010, our net cash provided by financing activities was $29.8 million compared to $52.1 million for the comparable period of 2009.
The following significant financing activities occurred during the three months ended March 31, 2010:
•	repaid $72.4 million of secured debt and $50.0 million of maturing medium-term unsecured notes. The $72.4 million of secured debt includes $70.5 million for a maturing construction loan held by one of our consolidated joint ventures, repayment of $684,000 of credit facilities and $1.2 million of mortgage payments;

•	net repayments of $68.3 million were applied toward the Company’s $600 million revolving credit facility;

•	received proceeds of $28.1 million from the issuance of secured debt. The $28.1 million includes $9.8 million in variable rate mortgages, $7.0 million in fixed rate mortgages, and $11.3 million in credit facilities;

•	in December 2009, the Company entered into an amended and restated distribution agreement with respect to the issue and sale by the Company from time to time of its Medium-Term Notes, Series A Due Nine Months or More From Date of Issue. In February 2010, the Company issued $150 million of 5.25% senior unsecured medium-term notes under the amended and restated distribution agreement dated December 7, 2009. These notes were priced at 99.46% of the principal amount at issuance and had a discount of $783,000 at March 31, 2010; and

•	in September 2009, the Company initiated an “At the Market” equity distribution program pursuant to which we may sell up to 15 million shares of common stock from time to time to or through sales agents, by means of ordinary brokers’ transactions on the New York Stock Exchange at prevailing market prices at the time of sale, or as otherwise agreed with the applicable agent. During the three months ended March 31, 2010, we sold 4,358,753 shares of common stock through this program for aggregate gross proceeds of approximately $74.8 million at a weighted average price per share of $17.16. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $1.5 million, were approximately $73.3 million.
Credit Facilities
As of March 31, 2010, we have secured revolving credit facilities with Fannie Mae with an aggregate commitment of $1.4 billion with $1.2 billion outstanding. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at our option. We have $949.3 million of the funded balance fixed at a weighted average interest rate of 5.4% and the remaining balance on these facilities is currently at a weighted average variable rate of 1.6%.
We have a $600 million unsecured revolving credit facility that matures on July 26, 2012. Under certain circumstances, we may increase the $600 million credit facility to $750 million. Based on our current credit rating, the $600 million credit facility carries an interest rate equal to LIBOR plus 47.5 basis points. In addition, the unsecured credit facility contains a provision that allows us to bid up to 50% of the commitment and we can bid out the entire unsecured credit facility once per quarter so long as we maintain an investment grade rating. As of March 31, 2010, we had $121.0 million of borrowings outstanding under the credit facility leaving $479.0 million of unused capacity (excluding $11.3 million of letters of credit at March 31, 2010).
The Fannie Mae credit facility and the bank revolving credit facility are subject to customary financial covenants and limitations.

Derivative Instruments
As part of UDR’s overall interest rate risk management strategy, we use derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. UDR’s derivative transactions used for interest rate risk management includes interest rate swaps with indexes that relate to the pricing of specific financial instruments of UDR. We believe that we have appropriately controlled our interest rate risk through the use of derivative instruments so that there will not be any material unintended effect on consolidated earnings. Derivative contracts did not have a material impact on the results of operations during the three months ended March 31, 2010 (see Note 10- Derivatives and Hedging Activity in Notes to Consolidated Financial Statements in this Report).
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

The following table outlines our FFO calculation and reconciliation to GAAP for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009

Net loss attributable to UDR, Inc.	$(24,056)	$(12,629)

Distributions to preferred stockholders	(2,379)	(2,800)
Real estate depreciation and amortization, including discontinued operations	72,207	68,985
Non-controlling interest	(970)	(794)
Real estate depreciation and amortization on unconsolidated joint ventures	1,009	1,143
Net loss on the sale of depreciable property in discontinued operations, excluding RE3	41	168

Funds from operations (“FFO”) — basic	$45,852	$54,073

Distribution to preferred stockholders — Series E (Convertible)	931	931

Funds from operations — diluted	$46,783	$55,004

FFO per common share — basic	$0.28	$0.36

FFO per common share — diluted	$0.28	$0.35

Weighted average number of common shares and OP Units outstanding — basic	162,107	152,031
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	166,657	155,085
In the computation of diluted FFO, OP Units, unvested restricted stock, stock options, and the shares of Series E Cumulative Convertible Preferred Stock are dilutive; therefore, they are included in the diluted share count. The effect of the conversion of the Series E Out-Performance Partnership Shares (the Series E Out-Performance Program terminated on December 31, 2009) are dilutive for the quarter ended March 31, 2009 and is included in the diluted share count.
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

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 (shares in thousands):

	Three Months Ended
	March 31,
	2010	2009

Weighted average number of common shares and OP units outstanding basic	162,107	152,031
Weighted average number of OP units outstanding	(5,976)	(7,855)

Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	156,131	144,176

Weighted average number of common shares, OP units, and common stock equivalents outstanding — diluted	166,657	155,085
Weighted average number of OP units outstanding	(5,976)	(7,855)
Weighted average incremental shares from assumed conversion of stock options	(1,353)	(18)
Weighted average incremental shares from unvested restricted stock	(161)	—
Weighted average number of Series E preferred shares outstanding	(3,036)	(3,036)

Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	156,131	144,176

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

	Three Months Ended
	March 31,
	2010	2009
Net cash provided by operating activities	$41,510	$71,557
Net cash used in investing activities	$(57,369)	$(99,215)
Net cash provided by financing activities	$29,794	$52,050
Results of Operations
The following discussion includes the results of both continuing and discontinued operations for the periods presented.
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $26.4 million ($0.17 per diluted share) for the three months ended March 31, 2010 as compared to net loss attributable to common stockholders of $15.4 million ($0.11 per diluted share) for the comparable period in the prior year. The increase in net loss attributable to common stockholders for the three months ended March 31, 2010 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:
•	a decrease in our net operating income;

•	an increase in depreciation expense primarily due to the Company’s acquisition of operating properties and the completion of redevelopment and development communities in 2008 and 2009;

•	a decrease in the recognition of net gain on debt extinguishment related to unsecured debt repurchase activity in 2009; and

•	a decrease in other income primarily due to a decrease in interest income offset by an increase in recoveries from real estate tax accruals.
The increase to our net loss attributable to common stockholders was partially offset by a decrease in interest expense.
Apartment Community Operations
Our net income is primarily generated from the operation of our apartment communities. The following table summarizes the operating performance of our total apartment portfolio which excludes commercial operating income and expense for each of the periods presented (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009	% Change

Property rental income	$149,945	$148,762	0.8%
Property operating expense (a)	(52,707)	(50,363)	4.7%

Property net operating income	$97,238	$98,399	-1.2%

(a)	Excludes depreciation, amortization, and property management expenses.
The following table is our reconciliation of property NOI to net loss attributable to UDR as reflected, for both continuing and discontinued operations, for the periods presented (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009

Property net operating income	$97,238	$98,399
Other net operating income	785	654
Non-property income, net	3,320	5,024
Hurricane related expenses	—	(241)
Real estate depreciation and amortization	(72,207)	(68,985)
Interest, net	(36,866)	(30,692)
General and administrative and property management	(13,745)	(13,598)
Other expenses	(1,485)	(1,654)
Other depreciation and amortization	(1,223)	(1,394)
Loss from unconsolidated entities	(737)	(717)
Tax expense for taxable REIT subsidiary	(65)	(51)
Net loss on sale of depreciable property	(41)	(168)
Non-controlling interests	970	794

Net loss attributable to UDR	$(24,056)	$(12,629)

Same Communities
Our same community properties (those acquired, developed, and stabilized prior to January 1, 2009 and held on March 31, 2010) consisted of 40,848 apartment homes and provided 91% of our total NOI for the three months ended March 31, 2010.

NOI for our same community properties decreased 4.4% or $4.1 million for the three months ended March 31, 2010 compared to the same period in 2009. The decrease in property NOI was primarily attributable to a 3.1% or $4.3 million decrease in property rental income, which was partially offset by a 0.3% or $138,000 decrease in operating expenses. The decrease in revenues was primarily driven by a 5.1% or $7.1 million decrease in rental rates which was offset by a 41.2% or $439,000 decrease in rental concessions, a 26.9% or $1.8 million decrease in vacancy loss, a 39.1% or $341,000 decrease in bad debt, and an 12.0% or $667,000 increase in reimbursement income. Physical occupancy increased 1.1% to 95.8% and total monthly income per occupied home decreased $50 to $1,144.
The decrease in property operating expenses was primarily driven by a 6.1% or $936,000 decrease in real estate taxes partially offset by a 14.3% or $299,000 increase in insurance, and a 4.7% or $312,000 increase in repairs and maintenance primarily due to snow removal costs in the Mid-Atlantic region.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) decreased to 66.1% for the three months ended March 31, 2010 as compared to 67.0% for the comparable period in 2009.
Non-Mature Communities
The remaining $8.5 million or 9% of our NOI during the three months ended March 31, 2010, was generated from communities that we classify as “non-mature communities.” UDR’s non-mature communities consist of communities that do not meet the criteria to be included in same communities, which includes communities developed or acquired, redevelopment properties, sold properties, non-apartment components of mixed use properties, properties classified as real estate held for disposition and condominium properties. For the three months ended March 31, 2010, we recognized NOI for our developments of $2.6 million, acquired communities of $1.5 million, and redeveloped properties of $2.9 million.
Other Income
For the three months ended March 31, 2010, significant amounts reflected in other income include: interest income and discount amortization from an interest in a convertible debt security, a recovery from real estate tax accruals, and fees earned for both recurring and non-recurring items related to the Company’s joint ventures. Other income for the three months ended March 31, 2009 includes interest income on a note receivable and excludes the recovery from real estate tax accruals.
Real Estate Depreciation and Amortization
For the three months ended March 31, 2010, real estate depreciation and amortization in continuing operations increased 4.7% or $3.2 million as compared to the comparable period in 2009. The increase in depreciation and amortization for the three months ended March 31, 2010 is primarily the result of the consolidation of certain joint ventures assets in the fourth quarter of 2009, development completions during 2010 and 2009, and additional capital expenditures. As part of the Company’s acquisition activity a portion of the purchase price is allocated to intangible assets and are typically amortized over a period of less than one year.
Interest Expense
For the three months ended March 31, 2010, interest expense in continuing operations increased 20.1% or $6.2 million as compared to the comparable period in 2009. This increase is primarily due to the recognition of a $7.1 million gain from the repurchase of unsecured debt securities during the three months ended March 31, 2009. The decrease in the gain was partially offset by a reduction in interest expense of $610,000, which was primarily due to the slight decrease in the weighted average interest rate from 4.5% in 2009 to 4.4% in 2010.

General and Administrative
For the three months ended March 31, 2010, general and administrative expenses increased 1.3% or $119,000 as compared to the comparable period in 2009. The increase was due to a number of factors, none of which were significant.
Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three months ended March 31, 2010.
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
See our Annual Report on Form 10-K for the year ended December 31, 2009 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of March 31, 2010, our market risk has not changed materially from the amounts reported on our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 4. CONTROLS AND PROCEDURES
As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. In addition, our Chief Executive Officer and our Chief Financial Officer concluded that during the quarter ended March 31, 2010, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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

We Are Subject to Certain Risks Associated with Selling Apartment Communities, Which Could Limit Our Operational and Financial Flexibility. We have periodically disposed of apartment communities that no longer meet our strategic objectives, but adverse market conditions may make it difficult to sell apartment communities like the ones we own, and purchasers may not be willing to pay prices acceptable to us. These conditions may limit our ability to dispose of properties and to change our portfolio promptly in order to meet our strategic objectives, which may in turn have a materially adverse effect on our financial condition and the market value of our securities. We are also subject to the following risks in connection with sales of our apartment communities:
•	a significant portion of the proceeds from our overall property sales may be held by intermediaries in order for some sales to qualify as like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended, or the “Code,” so that any related capital gain can be deferred for federal income tax purposes. As a result, we may not have immediate access to all of the cash flow generated from our property sales;

•	federal tax laws limit our ability to profit on the sale of communities that we have owned for less than two years, and this limitation may prevent us from selling communities when market conditions are favorable.
Competition Could Limit Our Ability to Lease Apartment Homes or Increase or Maintain Rents. Our apartment communities compete with numerous housing alternatives in attracting residents, including other apartment communities, condominiums and single-family rental homes, as well as owner occupied single-and multi-family homes. Competitive housing in a particular area could adversely affect our ability to lease apartment homes and increase or maintain rents.
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
We are Unable to Predict the Effect of Current Governmental Proposals. The current United States administration and Congress have enacted, or called for consideration of, proposals relating to a variety of issues, including with respect to health care, financial regulation reform, climate control, executive compensation and others. We believe that these and other potential proposals could have varying degrees of impact on us ranging from minimal to material. At this time, we are unable to predict with certainty what level of impact any such proposal could have on us.
Risks Related to Our Indebtedness and Financings
Insufficient Cash Flow Could Affect Our Debt Financing and Create Refinancing Risk. We are subject to the risks normally associated with debt financing, including the risk that our operating income and cash flow will be insufficient to make required payments of principal and interest, or could restrict our borrowing capacity under our line of credit due to debt covenant restraints. Sufficient cash flow may not be available to make all required principal payments and still satisfy our distribution requirements to maintain our status as a REIT for federal income tax purposes, and the full limits of our line of credit may not be available to us if our operating performance falls outside the constraints of our debt covenants. Additionally, we are likely to need to refinance substantially all of our outstanding debt as it matures. We may not be able to refinance existing debt, or the terms of any refinancing may not be as favorable as the terms of the existing debt, which could create pressures to sell assets or to issue additional equity when we would otherwise not choose to do so. In addition, our failure to comply with our debt covenants could result in a requirement to repay our indebtedness prior to its maturity, which could have an adverse effect on our cash flow and increase our financing costs.
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
Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of March 31, 2010, we had approximately $861.5 million of variable rate indebtedness outstanding, which constitutes approximately 25.2% of our total outstanding indebtedness as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of our common and preferred stock and debt securities.
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
The market price per share of our common stock may decline or fluctuate significantly in response to many factors, including:
•	general market and economic conditions,

•	actual or anticipated variations in our quarterly operating results or dividends or our payment of dividends in shares of our stock,

•	changes in our funds from operations or earnings estimates,

•	difficulties or inability to access capital or extend or refinance existing debt,

•	decreasing (or uncertainty in) real estate valuations,

•	publication of research reports about us or the real estate industry,

•	the general reputation of real estate investment trusts and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate companies),

•	general stock and bond market conditions, including changes in interest rates on fixed income securities, that may lead prospective purchasers of our stock to demand a higher annual yield from future dividends,

•	a change in analyst ratings,

•	adverse market reaction to any additional debt we incur in the future,

•	speculation in the press or investment community,

•	terrorist activity which may adversely affect the markets in which our securities trade, possibly increasing market volatility and causing the further erosion of business and consumer confidence and spending,

•	governmental regulatory action and changes in tax laws, and

•	the issuance of additional shares of our common stock, or the perception that such sales might occur, including under our at-the-market equity distribution program.
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

Maryland Law May Limit the Ability of a Third Party to Acquire Control of Us, Which May Not be in Our Stockholders’ Best Interests. Maryland business statutes may limit the ability of a third party to acquire control of us. As a Maryland corporation, we are subject to various Maryland laws which may have the effect of discouraging offers to acquire our Company and of increasing the difficulty of consummating any such offers, even if our acquisition would be in our stockholders’ best interests. The Maryland General Corporation Law restricts mergers and other business combination transactions between us and any person who acquires beneficial ownership of shares of our stock representing 10% or more of the voting power without our board of directors’ prior approval. Any such business combination transaction could not be completed until five years after the person acquired such voting power, and generally only with the approval of stockholders representing 80% of all votes entitled to be cast and 66-2/3% of the votes entitled to be cast, excluding the interested stockholder, or upon payment of a fair price. Maryland law also provides generally that a person who acquires shares of our equity stock that represents 10% (and certain higher levels) of the voting power in electing directors will have no voting rights unless approved by a vote of two-thirds of the shares eligible to vote.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Equity Securities
In February 2006, our Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. The following table sets forth information regarding our common stock repurchases during the quarter ended March 31, 2010.

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as	that May Yet
	Total Number	Average	Part of Publicly	Be Purchased
	of Shares	Price	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs (1)
Beginning Balance	9,967,490	$22.00	9,967,490	15,032,510
January 1, 2010 through January 31, 2010	—	—	—	15,032,510
February 1, 2010 through February 28, 2010	—	—	—	15,032,510
March 1, 2010 through March 31, 2010	—	—	—	15,032,510

Balance as of March 31, 2010	9,967,490	$22.00	9,967,490	15,032,510

(1)	This number reflects the amount of shares that were available for purchase under our 10 million share repurchase program in effect on December 31, 2007 and our 15 million share repurchase program announced on January 31, 2008.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. (REMOVED AND RESERVED)
Item 5. OTHER INFORMATION
There is no other information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2010, that was not previously disclosed in a Form 8-K.
Item 6. EXHIBITS
The exhibits filed or furnished with this report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc.

(registrant)

Date: May 4, 2010	/s/ David L. Messenger

David L. Messenger
Senior Vice President and Chief Financial Officer
(duly authorized officer, principal financial officer and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Description of the 2010-2012 Long-Term Incentive Program for Senior Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 26, 2010 and filed with the Securities and Exchange Commission on March 4, 2010, Commission File No. 1-10524).

10.2
Summary of 2010 Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 8, 2010 and filed with the Securities and Exchange Commission on January 12, 2010, Commission File No. 1-10524).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.