Form 10-Q
period 2010-06-30
UDR, Inc.
filed 2010-08-03
CIK 74208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of July 30, 2010, was 163,386,174.

UDR, Inc.

PART I- FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UDR, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS

Real estate owned:
Real estate held for investment	$6,251,365	$5,995,290
Less: accumulated depreciation	(1,488,706)	(1,350,067)

Real estate held for investment, net	4,762,659	4,645,223
Real estate under development (net of accumulated depreciation of $758 and $1,226)	153,208	318,531

Total real estate owned, net of accumulated depreciation	4,915,867	4,963,754
Cash and cash equivalents	8,074	5,985
Marketable securities	37,878	37,650
Restricted cash	9,744	8,879
Deferred financing costs, net	25,508	26,601
Notes receivable	7,800	7,800
Investment in unconsolidated joint ventures	17,477	14,126
Other assets	57,021	67,822

Total assets	$5,079,369	$5,132,617

LIABILITIES AND STOCKHOLDERS’ EQUITY

Secured debt	$1,957,406	$1,989,434
Unsecured debt	1,454,252	1,437,155
Real estate taxes payable	15,215	16,976
Accrued interest payable	20,002	19,146
Security deposits and prepaid rent	24,920	31,798
Distributions payable	32,291	30,857
Deferred gains on the sale of depreciable property	28,836	28,826
Accounts payable, accrued expenses, and other liabilities	59,585	80,685

Total liabilities	3,592,507	3,634,877

Redeemable non-controlling interests in operating partnership	113,752	98,758

Stockholders’ equity
Preferred stock, no par value; 50,000,000 shares authorized
2,803,812 shares of 8.00% Series E Cumulative Convertible issued and outstanding (2,803,812 shares at December 31, 2009)	46,571	46,571
3,405,562 shares of 6.75% Series G Cumulative Redeemable issued and outstanding (3,432,962 shares at December 31, 2009)	85,139	85,824
Common stock, $0.01 par value; 250,000,000 shares authorized 163,040,383 shares issued and outstanding (155,465,482 shares at December 31, 2009)	1,630	1,555
Additional paid-in capital	2,061,811	1,948,669
Distributions in excess of net income	(822,057)	(687,180)
Accumulated other comprehensive (loss)/income, net	(3,605)	2

Total UDR, Inc. stockholders’ equity	1,369,489	1,395,441
Non-controlling interest	3,621	3,541

Total equity	1,373,110	1,398,982

Total liabilities and stockholders’ equity	$5,079,369	$5,132,617

See accompanying notes to consolidated financial statements

UDR, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUES
Rental income	$153,921	$151,844	$305,550	$302,459
Non-property income:
Other income	2,056	3,958	5,376	8,982

Total Revenues	155,977	155,802	310,926	311,441
EXPENSES
Rental expenses:
Real estate taxes and insurance	19,115	18,843	38,716	38,863
Personnel	14,086	12,782	27,619	25,415
Utilities	7,951	7,350	16,661	15,717
Repair and maintenance	8,516	7,899	16,428	15,108
Administrative and marketing	3,999	3,584	7,849	6,917
Property management	4,233	4,176	8,403	8,318
Other operating expenses	1,457	2,010	2,942	3,664
Real estate depreciation and amortization	73,726	69,067	145,933	138,052
Interest
Expense incurred	35,987	35,376	71,886	71,885
Net loss/(gain) on debt extinguishment	1,030	(2,736)	1,030	(9,849)
Amortization of convertible debt premium	928	1,053	1,895	2,349
Storm related expenses	721	—	721	—
General and administrative	9,491	8,905	19,066	18,602
Other depreciation and amortization	1,308	1,478	2,531	2,872

Total Expenses	182,548	169,787	361,680	337,913
Loss from operations	(26,571)	(13,985)	(50,754)	(26,472)
Loss from unconsolidated entities	(1,185)	(728)	(1,922)	(1,445)
Tax expense for taxable REIT subsidiary	(81)	—	(146)	(51)

Loss from continuing operations	(27,837)	(14,713)	(52,822)	(27,968)
Income from discontinued operations	197	2,053	156	1,885

Consolidated net loss	(27,640)	(12,660)	(52,666)	(26,083)
Net loss attributable to non-controlling interests	1,019	602	1,989	1,396

Net loss attributable to UDR, Inc.	(26,621)	(12,058)	(50,677)	(24,687)
Distributions to preferred stockholders — Series E (Convertible)	(931)	(931)	(1,862)	(1,862)
Distributions to preferred stockholders — Series G	(1,441)	(1,869)	(2,889)	(3,738)
Discount on preferred stock repurchases, net	25	—	25	—

Net loss attributable to common stockholders	$(28,968)	$(14,858)	$(55,403)	$(30,287)

Earnings per weighted average common share — basic:
Loss from continuing operations attributable to common stockholders	$(0.18)	$(0.11)	$(0.35)	$(0.22)
Income from discontinued operations	$0.00	$0.01	$0.00	$0.01
Net loss attributable to common stockholders	$(0.18)	$(0.10)	$(0.35)	$(0.21)

Earnings per weighted average common share — diluted:
Loss from continuing operations attributable to common stockholders	$(0.18)	$(0.11)	$(0.35)	$(0.22)
Income from discontinued operations	$0.00	$0.01	$0.00	$0.01
Net loss attributable to common stockholders	$(0.18)	$(0.10)	$(0.35)	$(0.21)

Common distributions declared per share	$0.180	$0.305	$0.360	$0.485

Weighted average number of common shares outstanding — basic	160,886	149,444	158,522	146,807
Weighted average number of common shares outstanding — diluted	160,886	149,444	158,522	146,807
See accompanying notes to consolidated financial statements

UDR, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)

	Six Months Ended June 30 ,
	2010	2009
	(unaudited)	(unaudited)
Operating Activities
Consolidated net loss	$(52,666)	$(26,083)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	148,464	140,924
Net gain on the sale of depreciable property	(156)	(1,885)
Loss/(gain) on debt extinguishment	1,030	(9,849)
Write off of bad debt	1,208	1,826
Write off of note receivable and other assets	—	952
Loss from unconsolidated entities	1,922	1,445
Amortization of deferred financing costs and other	3,939	3,407
Amortization of deferred compensation	6,008	4,196
Amortization of convertible debt discount	1,895	2,349
Changes in income tax accrual	(292)	1,127
Changes in operating assets and liabilities:
Decrease in operating assets	2,973	8,849
Decrease in operating liabilities	(12,546)	(3,264)

Net cash provided by operating activities	101,779	123,994

Investing Activities
Proceeds from note receivable	—	200,000
Payments related to the buyout of joint venture partner	(16,141)	—
Development of real estate assets	(61,771)	(97,761)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(36,432)	(36,724)
Capital expenditures — non-real estate assets	(2,645)	(6,645)
Investment in unconsolidated joint ventures	(5,681)	(17,341)
Distributions received from unconsolidated joint venture	479	—
Purchase of marketable securities	—	(30,939)
Purchase deposits on pending real estate acquisitions	—	(500)

Net cash (used in)/provided by investing activities	(122,191)	10,090

Financing Activities
Payments on secured debt	(83,845)	(22,806)
Proceeds from the issuance of secured debt	51,880	289,625
Proceeds from the issuance of unsecured debt	149,190	—
Payments on unsecured debt	(79,488)	(364,233)
Net (repayment)/proceeds of revolving bank debt	(55,400)	61,100
Payment of financing costs	(2,491)	(3,792)
Issuance of common and restricted stock, net	4,376	(1,253)
Proceeds from the issuance of common shares through public offering, net	103,444	—
Payments on the repurchase of Series G preferred stock, net	(637)	—
Distributions paid to non-controlling interests	(2,685)	(4,159)
Distributions paid to preferred stockholders	(4,751)	(5,600)
Distributions paid to common stockholders	(57,092)	(89,925)
Repurchase of common stock	—	(798)

Net cash provided by/(used in) financing activities	22,501	(141,841)

Net increase/(decrease) in cash and cash equivalents	2,089	(7,757)
Cash and cash equivalents, beginning of period	5,985	12,740

Cash and cash equivalents, end of period	$8,074	$4,983

Supplemental Information:
Interest paid during the year, net of amounts capitalized	$78,991	$81,550
Non-cash transactions:
Conversion of operating partnership non-controlling interests to common stock (39,638 in 2010 and 1,096,105 shares in 2009)	551	17,259
Payment of Special Dividend through the issuance of 11,358,042 shares of common stock	—	132,787
Issuance of restricted stock awards	16	1
Retirement of fully depreciated assets	7,183	—
See accompanying notes to consolidated financial statements

UDR, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS)
(In thousands, except per share data)
(Unaudited)

						Distributions in	Other
	Preferred Stock		Common Stock		Paid-in	Excess of	Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Net Income	Income/(Loss)	interest	Total
Balance, December 31, 2009	6,236,774	$132,395	155,465,482	$1,555	$1,948,669	$(687,180)	$2	$3,541	$1,398,982

Comprehensive income (loss)
Net loss	—	—	—	—	—	(50,677)	—	—	(50,677)
Change in equity attributable to non-controlling interest	—	—	—	—	—	—	—	80	80
Other comprehensive income (loss)
Change in fair value of marketable securities	—	—	—	—	—	—	(904)	—	(904)
Unrealized gain on derivative financial instruments	—	—	—	—	—	—	(2,838)	—	(2,838)
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	135	—	135

Comprehensive income (loss)						(50,677)	(3,607)	80	(54,204)

Issuance of common and restricted shares	—	—	1,629,910	16	9,183	—	—	—	9,199
Issuance of common shares through public offering	—	—	5,905,353	59	103,385	—	—	—	103,444
Repurchase of 27,400 shares of 6.75% Series G Cumulative Redeemable Shares	(27,400)	(685)	—	—	23	25	—	—	(637)
Adjustment for conversion of non-controlling interests of unitholders in operating partnerships	—	—	39,638	—	551	—	—	—	551
Common stock distributions declared ($0.36 per share)	—	—	—	—	—	(58,637)	—	—	(58,637)
Preferred stock distributions declared-Series E ($0.6644 per share)	—	—	—	—	—	(1,862)	—	—	(1,862)
Preferred stock distributions declared-Series G ($0.84375 per share)	—	—	—	—	—	(2,889)	—	—	(2,889)
Adjustment to reflect redeemable non-controlling redemption value	—	—	—	—	—	(20,837)	—		(20,837)

Balance, June 30, 2010	6,209,374	$131,710	163,040,383	$1,630	$2,061,811	$(822,057)	$(3,605)	$3,621	$1,373,110

See accompanying notes to consolidated financial statements

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)
1. CONSOLIDATION AND BASIS OF PRESENTATION
Consolidation and Basis of Presentation
UDR, Inc., collectively with our consolidated subsidiaries (“we”, “our”, “us”, “the Company” or “UDR”) is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities nationwide. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership”), and Heritage Communities L.P. (the “Heritage OP”). As of June 30, 2010, there were 179,863,065 units in the Operating Partnership outstanding, of which 173,916,795 units or 96.7% were owned by UDR and 5,946,270 units or 3.3% were owned by limited partners. The consolidated financial statements of UDR include the non-controlling interests of the unitholders in the Operating Partnership. The consolidated financial statements of UDR include the non-controlling interests of the unitholders in the Heritage OP prior to UDR’s ownership of 100% of the units outstanding in Heritage OP.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of June 30, 2010, and results of operations for the three and six months ended June 30, 2010 and 2009 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes appearing in UDR’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 25, 2010.
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
Income Taxes
Due to the structure of the Company as a REIT and the nature of the operations for the operating properties, no provision for federal income taxes has been provided for at UDR. Historically, the Company has generally incurred only state and local income, excise and franchise taxes. UDR has elected for certain consolidated subsidiaries to be treated as Taxable REIT Subsidiaries (“TRS”), primarily those engaged in condominium conversion and development activities.

Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and timing of expense recognition for certain accrued liabilities. As of June 30, 2010, UDR has recorded a net current liability of $3.3 million and a deferred tax asset of approximately $6.6 million and recorded income tax expense of $81,000 and $146,000 for the three and six months ended June 30, 2010.
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
UDR had no unrecognized tax benefit, accrued interest or penalties at June 30, 2010. UDR and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years 2005 — 2009 remain open to examination by the major taxing jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in income tax expense.
3. REAL ESTATE OWNED
Real estate assets owned by the Company consist of income producing operating properties, properties under development and land held for future development. As of June 30, 2010 the Company owned and consolidated 168 communities in 10 states plus the District of Columbia totaling 46,932 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of June 30, 2010 and December 31, 2009 (dollar amounts in thousands):

	June 30, 2010	December 31, 2009

Land	$1,702,551	$1,635,401
Depreciable property — held and used:
Building and improvements	4,273,637	4,111,254
Furniture, fixtures and equipment	275,177	248,635
Under development:
Land	33,857	65,525
Construction in progress	120,109	254,232

Real estate owned	$6,405,331	$6,315,047
Accumulated depreciation	(1,489,464)	(1,351,293)

Real estate owned, net	$4,915,867	$4,963,754

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
UDR did not dispose of any communities during the three and six months ended June 30, 2010 and 2009, nor did we have any communities classified as held for disposition at June 30, 2010 and December 31, 2009. During the three and six months ended June 30, 2010 and 2009, the Company recognized $197,000 and $156,000 and $2.1 million and $1.9 million, respectively, of “Income from Discontinued Operations” which relate to residual activities from sold communities.
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
UDR’s joint ventures are funded with a combination of debt and equity. Our losses are limited to our investment and the Company does not guarantee any debt issued by our unconsolidated joint ventures, capital payout or other obligations associated with our joint ventures. The Company guarantees 100% of the debt owed by one of our consolidated joint ventures for which our equity ownership percentage is 98%.
Consolidated Joint Ventures
UDR is a partner with an unaffiliated third party in a joint venture (“989 Elements”) which owns and operates a 23-story, 166 home high-rise apartment community in the central business district of Bellevue, Washington. On December 30, 2009, UDR entered into an agreement with our partner to purchase its 49% interest in 989 Elements for $7.7 million. Concurrently, our partner resigned as managing member and appointed UDR as managing member. In addition, our partner relinquished its voting rights and approval rights and its ability to substantively participate in the decision-making process of the joint venture resulting in the consolidation of the joint venture. The joint venture assets and liabilities were recorded at fair value. The fair value of the assets was $55.0 million ($54.8 million of real estate owned and $200,000 of current assets) and the fair value of liabilities was $34.1 million ($33.4 million of a construction loan, net of fair market value adjustment of $1.6 million and $700,000 of current liabilities) at the consolidation date. On December 31, 2009, the Company repaid the outstanding balance of $35.0 million on the construction loan held by 989 Elements. In March 2010, the Company paid $7.7 million and acquired our partner’s 49% interest in the joint venture. At closing of the agreement and at June 30, 2010, the Company’s interest in 989 Elements was 98%.

UDR is a partner with an unaffiliated third party in a joint venture (“Elements Too”) which owns and operates a 274 home apartment community in the central business district of Bellevue, Washington. Construction began in the fourth quarter of 2006 and was completed in the first quarter of 2010. On October 16, 2009, our partner resigned as managing member and appointed UDR as managing member. In addition, our partner relinquished its voting rights and approval rights and its ability to substantively participate in the decision-making process of the joint venture resulting in the consolidation of the joint venture. The joint venture assets and liabilities were recorded at fair value. Prior to consolidation, our equity investment in Elements Too was $24.4 million (net of an $11.0 million equity loss recorded as of December 31, 2009) at October 16, 2009. The fair value of the assets was $100.3 million ($99.5 million of real estate owned and $814,000 of current assets) and the fair value of liabilities was $75.6 million ($70.5 million of a construction loan, $917,000 of a derivative instrument, and $4.2 million of current liabilities). On December 30, 2009, UDR entered into an agreement with our partner to purchase its 49% interest in Elements Too for $3.2 million. In March 2010, the Company paid the outstanding balance of $3.2 million and acquired our partner’s 49% interest in the joint venture. At closing of the agreement and at June 30, 2010, the Company’s interest in Elements Too was 98%. During the six months ended June 30, 2010, the Company repaid the outstanding balance of $70.5 million on the construction loan held by Elements Too.
UDR is a partner with an unaffiliated third party in a joint venture (“Bellevue”) which owns an operating retail site in Bellevue, Washington. The Company initially planned to develop a 430 home high rise apartment building with ground floor retail on an existing operating retail center. However, during the year ended December 31, 2009, the joint venture decided to continue to operate the retail property as opposed to developing a high rise apartment building on the site. On December 30, 2009, UDR entered into an agreement with our partner to purchase its 49% interest in Bellevue for $5.2 million. In addition, our partner resigned as managing member and appointed UDR as managing member. Concurrent with its resignation, our partner relinquished its voting rights and approval rights and its ability to substantively participate in the decision-making process of the joint venture resulting in the consolidation of the joint venture at fair value. Prior to consolidation, our equity investment in Bellevue was $5.0 million (net of a $5.0 million equity loss recorded as of December 31, 2009). The fair value of the assets was $33.0 million ($32.8 million of real estate owned and $211,000 of current assets) and the fair value of liabilities was $23.0 million ($22.3 million of a mortgage payable, $506,000 of a derivative instrument, and $213,000 of current liabilities). In March 2010, the Company paid $5.2 million and acquired our partner’s 49% interest in the joint venture. At closing of the agreement and at June 30, 2010, the Company’s interest in Bellevue was 98%. At June 30, 2010, the carrying value of the mortgage payable guaranteed by the Company was $22.3 million.
Prior to their consolidation in 2009, we evaluated our investments in these joint ventures when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We considered various factors to determine if a decrease in value of each of these investments is other-than-temporary. In 2009, we recognized a non-cash charge of $16.0 million representing the other-than-temporary decline in fair values below the carrying values of two of the Company’s Bellevue, Washington joint ventures.
The activities and accounts of these joint ventures are included in the Company’s consolidated financial position as of June 30, 2010 and December 31, 2009, consolidated results of operations for the three and six months ended June 30, 2010, and consolidated cash flows for the six months ended June 30, 2010.
Unconsolidated Joint Ventures
The Company recognizes earnings or losses from our investments in unconsolidated joint ventures consisting of our proportionate share of the net earnings or loss of the joint venture. In addition, we may earn fees for providing management and development services to the unconsolidated joint ventures. As of June 30, 2010, UDR had investments in the following unconsolidated joint ventures which are accounted for under the equity method of accounting.
In August 2009, UDR and an unaffiliated third party, Kuwait Finance House, formed a jointed venture for the investment of up to $450.0 million in multifamily properties located in key, high barrier to entry markets. The partners will contribute equity of $180.0 million of which the Company’s maximum equity will be 30% or $54.0 million when fully invested. During the quarter ended June 30, 2010, the joint venture acquired its first property (151 homes) located in Metropolitan Washington D.C. for $43.1 million. At closing and at June 30, 2010, the Company owned 30%. Our investment at June 30, 2010 and December 31, 2009 was $5.4 million and $242,000, respectively.

In November 2007, UDR and an unaffiliated third party formed a joint venture which owns and operates 10 operating properties located in Texas (3,992 homes). UDR contributed cash and property equal to 20% of the fair value of the properties. The unaffiliated member contributed cash equal to 80% of the fair value of the properties comprising the joint venture, which was then used to purchase the nine operating properties from UDR. Our initial investment was $20.4 million. Our investment at June 30, 2010 and December 31, 2009 was $12.1 million and $13.9 million, respectively.
We evaluate our investments in unconsolidated joint ventures when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. During the three and six months ended June 30, 2010, the Company did not recognize any other-than-temporary decreases in the value of its investments in unconsolidated joint ventures.
Summary financial information relating to 100% of all the unconsolidated joint ventures operations (not just our proportionate share), is presented below for the three and six months ended June 30, (dollars in thousands):

	2010	2009 (a)

For the three months ended June 30,:
Revenues	$10,629	$11,517
Real estate depreciation and amortization	5,526	5,232
Net loss	(5,051)	(3,541)

For the six months ended June 30,:
Revenues	$20,632	$23,037
Real estate depreciation and amortization	10,569	10,387
Net loss	(8,665)	(6,427)

(a)	Includes results of operations of joint ventures subsequently consolidated during the fourth quarter of 2009. See “Consolidated Joint Ventures” above.
The combined summary balance sheets relating to 100% of all the unconsolidated joint ventures (not just our proportionate share) is presented below as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30,	December 31,
	2010	2009
Real estate, net	$354,362	$320,786
Total assets	363,865	332,694
Amount due to UDR	753	779
Third party debt	280,000	254,000
Total liabilities	287,840	265,091
Equity	76,025	67,603
As of June 30, 2010, the Company had deferred profit from the sale of properties of $28.8 million, which the Company will not recognize until the underlying property is sold to a third party. The Company recognized $689,000 and $1.1 million and $513,000 and $987,000 of management fees for our involvement in the joint ventures for the three and six months ended June 30, 2010 and 2009, respectively.
The Company may, in the future, make additional capital contributions to certain of our joint ventures should additional capital contributions be necessary to fund development costs or operating shortfalls.

6. SECURED DEBT
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification of the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established the interest rate for the underlying debt instrument. Secured debt on continuing operations, which encumbers $3.0 billion or 47% of UDR’s real estate owned based upon book value ($3.4 billion or 53% of UDR’s real estate owned is unencumbered) consists of the following as of June 30, 2010 (dollars in thousands):

	Principal Outstanding		Six Months Ended June 30, 2010
			Weighted	Weighted	Number of
	June 30,	December 31,	Average	Average	Communities
	2010	2009	Interest Rate	Years to Maturity	Encumbered
Fixed Rate Debt
Mortgage notes payable	$337,298	$506,203	5.09%	2.6	9
Tax-exempt secured notes payable	13,325	13,325	5.30%	20.7	1
Fannie Mae credit facilities	948,649	949,971	5.40%	6.6	14

Total fixed rate secured debt	1,299,272	1,469,499	5.32%	5.7	24

Variable Rate Debt
Mortgage notes payable	370,683	243,810	2.38%	2.2	14
Tax-exempt secured note payable	27,000	27,000	1.38%	19.7	1
Fannie Mae credit facilities	260,451	249,125	1.75%	5.6	35

Total variable rate secured debt	658,134	519,935	2.08%	4.3	50

Total secured debt	$1,957,406	$1,989,434	4.23%	5.2	74

UDR has five revolving secured credit facilities with Fannie Mae with an aggregate commitment of $1.4 billion at June 30, 2010. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at our option. We have $948.6 million of the funded balance fixed at a weighted average interest rate of 5.4% and the remaining balance on these facilities is currently at a weighted average variable rate of 1.8%.

	June 30, 2010	December 31, 2009
	(dollar amounts in thousands)

Borrowings outstanding	$1,209,100	$1,199,096
Weighted average borrowings during the period ended	1,205,879	1,033,658
Maximum daily borrowings during the period ended	1,209,739	1,199,322
Weighted average interest rate during the period ended	4.6%	4.6%
Weighted average interest rate at the end of the period	4.6%	4.6%
The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair market adjustment was a net discount of $968,000 and $987,000 at June 30, 2010 and December 31, 2009, respectively.
Fixed Rate Debt
Mortgage notes payable. Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from August 2010 through June 2016 and carry interest rates ranging from 2.50% to 6.84%. Mortgage notes payable includes debt associated with development activities.
Tax-exempt secured notes payable. Fixed rate mortgage notes payable that secure tax-exempt housing bond issues mature in March 2031 and carry an interest rate of 5.30%. Interest on these notes is payable in semi-annual installments.
Secured credit facilities. At June 30, 2010, the Company had $948.6 million outstanding of fixed rate secured credit facilities with Fannie Mae with a weighted average fixed interest rate of 5.40%.

Variable Rate Debt
Mortgage notes payable. Variable rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from August 2010 through April 2016. The mortgage notes payable are based on LIBOR plus basis points, which translate into interest rates ranging from 1.02% to 5.25% at June 30, 2010.
Tax-exempt secured note payable. The variable rate mortgage note payable that secures tax-exempt housing bond issue matures in March 2030. Interest on this note is payable in monthly installments. The variable mortgage note has an interest rate of 1.38% as of June 30, 2010.
Secured credit facilities. At June 30, 2010, the Company had $260.5 million outstanding of variable rate secured credit facilities with Fannie Mae with a weighted average floating interest rate of 1.75%.
The aggregate maturities, including amortizing principal payments, of our secured debt due during each of the next five calendar years and thereafter are as follows (dollars in thousands):

	Fixed			Variable
	Mortgage	Tax Exempt	Credit	Mortgage	Tax Exempt	Credit
	Notes	Notes Payable	Facilities	Notes	Notes Payable	Facilities	Total

2010	$21,520	$—	$1,332	$111,708	$—	$—	$134,560
2011	127,294	—	52,808	85,582	—	39,513	305,197
2012	56,782	—	177,944	57,176	—	59,529	351,431
2013	61,379	—	38,631	38,469	—	—	138,479
2014	—	—	3,328	1,065	—	—	4,393
Thereafter	70,323	13,325	674,606	76,683	27,000	161,409	1,023,346

Total	$337,298	$13,325	$948,649	$370,683	$27,000	$260,451	$1,957,406

7. UNSECURED DEBT
A summary of unsecured debt as of June 30, 2010 and December 31, 2009 is as follows (dollars in thousands):

	June 30,	December 31,
	2010	2009
Commercial Banks
Borrowings outstanding under an unsecured credit facility due July 2012 (a)	$133,900	$189,300

Senior Unsecured Notes
3.90% Medium-Term Notes due March 2010 (includes premium of $34)	—	50,034
3.63% Convertible Senior Notes due September 2011 (net of discount of $1,857 and $3,351) (b), (d), (h)	95,242	122,984
5.00% Medium-Term Notes due January 2012	100,000	100,000
3.84% Term Notes due July 2012 (c)	100,000	100,000
6.05% Medium-Term Notes due June 2013	122,500	122,500
5.13% Medium-Term Notes due January 2014 (e)	184,000	184,000
5.50% Medium-Term Notes due April 2014 (net of discount of $260 and $295) (e)	128,240	128,205
5.25% Medium-Term Notes due January 2015 (includes net discount of $583 and premium $177) (e),(f)	324,592	175,352
5.25% Medium-Term Notes due January 2016 (e)	83,260	83,260
8.50% Debentures due September 2024	15,644	15,644
4.00% Convertible Senior Notes due December 2035 (net of discount of $916 and $1,916) (g), (h)	166,834	165,834
Other	40	42

	1,320,352	1,247,855

	$1,454,252	$1,437,155

(a)	We have a $600 million unsecured revolving credit facility that matures in July 2012. Under certain circumstances, we may increase the $600 million credit facility to $750 million. Based on our current credit rating, the $600 million credit facility carries an interest rate equal to LIBOR plus 47.5 basis points. In addition, the unsecured credit facility contains a provision that allows us to bid up to 50% of the commitment and we can bid out the entire unsecured credit facility once per quarter so long as we maintain an investment grade rating.

(b)	Subject to the restrictions on ownership of our common stock and certain other conditions, at any time on or after July 15, 2011 and prior to the close of business on the second business day prior to the maturity date of September 15, 2011, and also following the occurrence of certain events, holders of outstanding 3.625% notes may convert their notes into cash and, if applicable, shares of our common stock, at the conversion rate in effect at such time. Upon conversion of the notes, UDR will deliver cash and common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 trading day observation period. The initial conversion rate for each $1,000 principal amount of notes was 26.6326 shares of our common stock (equivalent to an initial conversion price of approximately $37.55 per share), subject to adjustment under certain circumstances. The Company’s Special Dividend paid in January 2009 met the criteria to adjust the conversion rate and resulted in an adjusted conversion rate of 29.0207 shares of our common stock for each $1,000 of principal (equivalent to a conversion price of approximately $34.46 per share). If UDR undergoes certain change in control transactions, holders of the 3.625% notes may require us to repurchase their notes in whole or in part for cash equal to 100% of the principal amount of the notes to be repurchased plus any unpaid interest accrued to the repurchase date. In connection with the issuance of the 3.625% notes, UDR entered into a capped call transaction covering approximately 6.7 million shares of our common stock, subject to anti-dilution adjustments similar to those contained in the notes. The capped call expires on the maturity date of the 3.625% notes. The capped call transaction combines a purchased call option with a strike price of $37.548 with a written call option with a strike price of $43.806. The capped call transaction effectively increased the initial conversion price to $43.806 per share, representing a 40% conversion premium. The net cost of approximately $12.6 million of the capped call transaction was included in stockholders’ equity.

(c)	The Company had an interest rate swap agreement related to these notes, which expired during the three months ended March 31, 2010. The notes carried a variable interest rate of 3.84% at June 30, 2010 and a fixed interest rate of 6.26% at December 31, 2009.

(d)	During the three months ended June 30, 2010, the Company repurchased some of its 3.63% convertible Senior Notes in open market purchases. As a result of these transactions, we retired debt with a notional value of $29.2 million for $29.4 million of cash. Consistent with our accounting policy, the Company expensed $206,000 of unamortized financing costs and $599,000 of unamortized discount on convertible debt as a result of these debt retirements for the three months ended June 30, 2010. The loss of $1.0 million is presented as a separate component of interest expense on our Consolidated Statements of Operations for the three and six months ended June 30, 2010.

(e)	During the three and six months ended June 30, 2009, the Company repurchased several different tranches of its unsecured debt in open market purchases. As a result of these transactions, we retired debt with a notional value of $79.3 million and $238.9 million for $72.3 million and $222.3 million of cash, respectively. Consistent with our accounting policy, the Company expensed $1.6 million and $3.4 million of unamortized discount on convertible debt as a result of these debt retirements for the three and six months ended June 30, 2009. The gains of $2.7 million and $9.8 million are presented as a separate component of interest expense on our Consolidated Statements of Operations for the three and six months ended June 30, 2009.

(f)	On December 7, 2009, the Company entered into an Amended and Restated Distribution Agreement with respect to the issue and sale by the Company from time to time of its Medium-Term Notes, Series A Due Nine Months or More From Date of Issue. During the three months ended March 31, 2010, the Company issued $150 million of 5.25% senior unsecured medium-term notes under the Amended and Restated Distribution Agreement. These notes were priced at 99.46% of the principal amount at issuance and had a discount of $742,000 at June 30, 2010.

(g)	Holders of the outstanding 4.00% notes may require us to repurchase their notes in whole or in part on January 15, 2011, December 15, 2015, December 15, 2020, December 15, 2025 and December 15, 2030, or upon the occurrence of a fundamental change, for cash equal to 100% of the principal amount of the notes to be repurchased plus any accrued and unpaid interest. On or after January 15, 2011, UDR will have the right to redeem the 4.00% notes in whole or in part, at any time or from time to time, for cash equal to 100% of the principal amount of the notes to be redeemed plus any accrued and unpaid interest. Subject to the restrictions on ownership of shares of our common stock and certain other conditions, holders of the 4.00% notes may convert their notes, into cash and, if applicable, shares of our common stock, at the conversion rate in effect at such time, as follows: (i) prior to the close of business on the second business day immediately preceding the stated maturity date at any time on or after December 15, 2030, and (ii) prior to December 15, 2030 under certain specified circumstances. The initial conversion rate for the notes was 35.2988 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $28.33 per share), subject to adjustment under certain circumstances. The Company’s Special Dividend paid in January 2009 met the criteria to adjust the conversion rate and the conversion rate was adjusted to 38.7123 shares of our common stock for each $1,000 of principal (equivalent to a conversion price of approximately $25.83 per share).

(h)	Effective January 1, 2009, the Company adopted guidance that applies to all convertible debt instruments that have a “net settlement feature”, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. This guidance requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. The adoption impacted the historical accounting for the 3.625% convertible senior notes due September 2011 and the 4.00% convertible senior notes due December 2035, and resulted in increased interest expense of $928,000 and $1.9 million and $1.1 million and $2.3 million for the three and six months ended June 30, 2010 and 2009, respectively.

The following is a summary of short-term bank borrowings under UDR’s bank credit facility at June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30,	December 31,
	2010	2009

Total revolving credit facility	$600,000	$600,000
Borrowings outstanding at end of period (1)	133,900	189,300
Weighted average daily borrowings during the period ended	142,466	83,875
Maximum daily borrowings during the period ended	296,700	279,400
Weighted average interest rate during the period ended	0.8%	0.9%
Weighted average interest rate at the end of the period	0.9%	0.7%

(1)	Excludes $8.0 million of letters of credit at June 30, 2010
The convertible notes are convertible at the option of the holder, and as such are presented as if the holder will convert the debt instrument at the earliest available date. The aggregate maturities of unsecured debt for the five years subsequent to June 30, 2010 are as follows (dollars in thousands):

	Bank	Unsecured
	Lines	Debt	Total

2010	$—	$—	$—
2011 (a)	—	261,884	261,884
2012	133,900	199,808	333,708
2013	—	122,308	122,308
2014	—	312,353	312,353
Thereafter	—	423,999	423,999

	$133,900	$1,320,352	$1,454,252

(a)	The convertible debt balances have been adjusted to reflect the effect of guidance adopted effective January 2009. Excluding the adjustment, the total maturities in 2011 would be $262.1 million.
Our debt instruments contain covenants that we were in compliance with at June 30, 2010.

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
The following table sets forth the computation of basic and diluted loss per share for the periods presented (amounts in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator for loss per share — basic and diluted:
Net loss attributable to common stockholders	$(28,968)	$(14,858)	$(55,403)	$(30,287)

Denominator for loss per share — basic and diluted:
Weighted average common shares outstanding	162,525	150,393	159,873	147,981
Non-vested restricted stock awards	(1,639)	(949)	(1,351)	(1,174)

Denominator for basic and diluted loss per share	160,886	149,444	158,522	146,807

Loss per share — basic and diluted	$(0.18)	$(0.10)	$(0.35)	$(0.21)

The effect of the conversion of the OP Units, convertible preferred stock, convertible debt, stock options and restricted stock is not dilutive and is therefore not included in the above calculations as the Company reported a loss from continuing operations.
If the OP Units were converted to common stock, the additional weighted average common shares outstanding for the three and six months ended June 30, 2010 and 2009, would be 5,963,669 and 5,969,784, and 6,513,951 and 7,180,686, respectively.
The effect of the conversion of the Series E Out-Performance Partnership Shares (the Series E Out-Performance Program terminated on December 31, 2009) is not dilutive for the three and six months ended June 30, 2009 and is not included in the above calculations as the Company reported a loss from continuing operations.
If the convertible preferred stock were converted to common stock, the additional shares of common stock outstanding for the three and six months ended June 30, 2010 and 2009 would be 3,035,548 weighted average common shares.
The dilution from unvested restricted stock and stock options would be an additional 2,223,682 and 1,957,850, and 45,765 and 20,411 weighted average common shares for the three and six months ended June 30, 2010 and 2009, respectively.
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

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of June 30, 2010 and December 31, 2009 are summarized as follows (dollars in thousands):

		Fair Value at June 30, 2010 Using
		Quoted Prices in	Significant
		Active Markets for	Other	Significant
		Identical Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Description:

Available-for-sale debt securities- Corporate debt	$37,878	$37,878	$—	$—
Derivatives- Interest rate contracts (c)	452	—	452	—

Total assets	$38,330	$37,878	$452	$—

Derivatives- Interest rate contracts (c)	$7,188	$—	$7,188	$—
Contingent purchase consideration (d)	6,037	—	—	6,037
Secured debt instruments- fixed rate: (a)
Mortgage notes payable	353,738	—	—	353,738
Tax-exempt secured notes payable	15,444	—	—	15,444
Fannie Mae credit facilities	993,350	—	—	993,350
Secured debt instruments- variable rate: (a)
Mortgage notes payable	370,683	—	—	370,683
Tax-exempt secured notes payable	27,000	—	—	27,000
Fannie Mae credit facilities	260,451	—	—	260,451
Unsecured debt instruments: (b)
Commercial bank	133,900	—	—	133,900
Senior Unsecured Notes	1,352,809	—	—	1,352,809

Total liabilities	$3,520,600	$—	$7,188	$3,513,412

		Fair Value at December 31, 2009 Using
		Quoted Prices in	Significant
		Active Markets for	Other	Significant
		Identical Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Description:

Available-for-sale debt securities- Corporate debt	$37,650	$37,650	$—	$—
Derivatives- Interest rate contracts (c)	2,294	—	2,294	—

Total assets	$39,944	$37,650	$2,294	$—

Derivatives- Interest rate contracts (c)	$5,947	$—	$5,947	$—
Secured debt instruments- fixed rate: (a)
Mortgage notes payable	516,578	—	—	516,578
Tax-exempt secured notes payable	13,540	—	—	13,540
Fannie Mae credit facilities	952,468	—	—	952,468
Secured debt instruments- variable rate: (a)
Mortgage notes payable	243,810	—	—	243,810
Tax-exempt secured notes payable	27,000	—	—	27,000
Fannie Mae credit facilities	249,125	—	—	249,125
Unsecured debt instruments: (b)
Commercial bank	189,300	—	—	189,300
Senior Unsecured Notes	1,236,515	—	—	1,236,515

Total liabilities	$3,434,283	$—	$5,947	$3,428,336

(a)	See Note 6, “Secured Debt”

(b)	See Note 7, “Unsecured Debt”

(c)	See Note 10, “Derivatives and Hedging Activity”

(d)	As of June 30, 2010, the Company accrued a liability of $6.0 million related to a contingent purchase consideration on one of its properties. The contingent consideration was determined based on the fair market value of the related asset which is estimated using Level 3 inputs utilized in a third party appraisal.
Financial Instruments Carried at Fair Value
The fair value of the corporate debt securities is determined by Level 1 inputs which utilize quoted prices in active markets where we have the ability to access values for identical assets.
The amortized cost, gross unrealized gains and fair value of the Company’s investments at June 30, 2010 and December 31, 2009 are as follows (dollars in thousands):

	June 30,	December 31,
	2010	2009
Corporate debt securities- U.S.:
Amortized cost	$34,198	$33,066
Gross unrealized gains	3,680	4,584

Estimated fair value (net carrying amount)	$37,878	$37,650

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2010 and 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Financial Instruments Not Carried at Fair Value
At June 30, 2010, the fair values of cash and cash equivalents, restricted cash, notes receivable, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
The Company did not recognize any other-than-temporary decrease in the value of its other investments in unconsolidated joint ventures during the three and six months ended June 30, 2010 and 2009. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy.
After determining an other-than-temporary decrease in the value of an equity method investment has occurred, we estimate the fair value of our investment by estimating the proceeds we would receive upon a hypothetical liquidation of the investment at the date of measurement. Inputs reflect management’s best estimate of what market participants would use in pricing the investment giving consideration to the terms of the joint venture agreement and the estimated discounted future cash flows to be generated from the underlying joint venture asset. The inputs and assumptions utilized to estimate the future cash flows of the underlying asset are based upon the Company’s evaluation of the economy, market trends, operating results, and other factors, including judgments regarding costs to complete any construction activities, lease up and occupancy rates, rental rates, inflation rates, capitalization rates utilized to estimate the projected cash flows at the disposition, and discount rates.

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated Other Comprehensive Income/(Loss)” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2010 and 2009, the Company recorded less than a $1,000 loss of ineffectiveness in earnings attributable to reset date and index mismatches between the derivative and the hedged item, and the fair value of interest rate swaps that were not zero at inception of the hedging relationship.
Amounts reported in “Accumulated Other Comprehensive Income/(Loss)” related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through June 30, 2011, the Company estimates that an additional $5.2 million will be reclassified as an increase to interest expense.
As of June 30, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

	Number of
Interest Rate Derivative	Instruments	Notional
Interest rate swaps	12	$387,968
Interest rate caps	3	$137,004
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging (formerly SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”). Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in losses of $330,000 and $647,000 for the three and six months ended June, 2010, and gains of $720,000 and $665,000 for the three and six months ended June 30, 2009, respectively. As of June 30, 2010, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollar amounts in thousands):

	Number of
Product	Instruments	Notional
Interest rate caps	4	$244,787

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 (amounts in thousands).

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance	June 30,	December 31,	Balance	June 30,	December 31,
	Sheet Location	2010	2009	Sheet Location	2010	2009
Derivatives designated as hedging instruments:
Interest Rate Products	Other Assets	$260	$1,348	Other Liabilities	$7,188	$5,282

Total derivatives designated as hedging instruments		$260	$1,348		$7,188	$5,282

Derivatives not designated as hedging instruments:
Interest Rate Products	Other Assets	$192	$946	Other Liabilities	$—	$665

Total derivatives not designated as hedging instruments		$192	$946		$—	$665

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 (dollar amounts in thousands):

						Location of Gain or	Amount of Gain or (Loss)
				Amount of Gain or (Loss)		(Loss Recognized in	Recognized in Income on
	Amount of Gain or (Loss)		Location of Gain or	Reclassified from		Income on Derivative	Derivative (Ineffective
	Recognized in OCI on		(Loss) Reclassified	Accumulated OCI into		(Ineffective Portion	Portion and Amount
Derivatives in Cash	Derivative (Effective		from Accumulated	Income (Effective		and Amount	Excluded from
Flow Hedging	Portion)		OCI into Income	Portion)		Excluded from	Effectiveness Testing)
Relationships	2010	2009	(Effective Portion)	2010	2009	Effectiveness Testing)	2010	2009

For the three months ended June 30,

Interest rate products	$(3,155)	$2,018	Interest expense	$(1,552)	$(3,138)	Other expense	$(1)	$(1)

Total	$(3,155)	$2,018		$(1,552)	$(3,138)		$(1)	$(1)

For the six months ended June 30,

Interest rate products	$(6,469)	$(475)	Interest expense	$(3,632)	$(5,784)	Other expense	$(1)	$(1)

Total	$(6,469)	$(475)		$(3,632)	$(5,784)		$(1)	$(1)

	Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized in
Derivatives Not Designated as	Recognized in Income on	Income on Derivative
Hedging Instruments	Derivative	2010	2009

For the three months ended June 30, Interest Rate Products	Other income / (expense)	$(330)	$720

Total		$(330)	$720

For the six months ended June 30, Interest Rate Products	Other income / (expense)	$(647)	$665

Total		$(647)	$665

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
As of June 30, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7.7 million. As of June 30, 2010, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2010, it would have been required to settle its obligations under the agreements at their termination value of $7.7 million.
11. OTHER COMPREHENSIVE INCOME/(LOSS)
During the three and six months ended June 30, 2010 and 2009, components of comprehensive income/(loss) consisted of an unrealized (loss)/gain of ($680,000) and $(904,000) and $1.3 million and $2.0 million, respectively, from the mark-to-market of marketable securities classified as available-for-sale and an unrealized (loss)/gain of ($1.6 million) and ($2.8 million) and $5.2 million and $5.3 million, respectively, from derivative financial instruments. The Company allocated a pro-rata share of gain/(loss) of $82,000 and $135,000 and ($492,000) and ($539,000) to redeemable non-controlling interests for the three and six months ended June 30, 2010 and 2009, respectively. Total comprehensive loss for the three and six months ended June 30, 2010 and 2009 was $28.8 million and $54.2 million and $6.1 million and $17.8 million, respectively.

12. STOCK BASED COMPENSATION
Effective January 1, 2006, the Company adopted the modified prospective method for stock based compensation. During the six months ended June 30, 2010 and 2009, we recognized $6.0 million and $4.2 million, respectively as stock based compensation expense, which is inclusive of awards granted to our outside directors.
13. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
The following summarizes the Company’s real estate commitments at June 30, 2010 (dollars in thousands):

	Number of	Costs Incurred	Expected Costs
	Properties	to Date	to Complete

Wholly owned — under development	3	$153,966	$64,234
Contingencies
Litigation and Legal Matters
The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company cannot determine the ultimate liability with respect to such legal proceedings and claims at this time. The Company believes that such liability, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on our financial condition, results of operations or cash flow.
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
UDR’s two reportable segments are same communities and non-mature/other communities:
•	Same communities represent those communities acquired, developed, and stabilized prior to April 1, 2009, and held as of June 30, 2010. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
•	Non-mature/other communities represent those communities that were acquired or developed in 2008, 2009 or 2010, sold properties, redevelopment properties, properties classified as real estate held for disposition, condominium conversion properties, joint venture properties, properties managed by third parties and the non-apartment components of mixed use properties.

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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three and six months ended June 30, 2010 and 2009.
The accounting policies applicable to the operating segments described above are the same as those described in Note 2, “Significant Accounting Policies.” The following table details rental income and NOI for UDR’s reportable segments for the three and six months ended June 30, 2010 and 2009, and reconciles NOI to loss from continuing operations per the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30 ,		June 30 ,
	2010	2009	2010	2009

Reportable apartment home segment rental income
Same Communities
Western Region	$56,857	$59,360	$113,267	$118,855
Mid-Atlantic Region	38,270	37,921	75,958	75,662
Southeastern Region	28,913	29,517	57,785	59,245
Southwestern Region	11,279	11,390	22,580	22,948
Non-Mature communities/Other	18,602	13,656	35,960	25,749

Total segment and consolidated rental income	$153,921	$151,844	$305,550	$302,459

Reportable apartment home segment NOI
Same Communities
Western Region	$39,437	$42,189	$78,148	$84,299
Mid-Atlantic Region	26,351	26,573	51,598	52,205
Southeastern Region	18,005	18,268	36,135	36,847
Southwestern Region	6,522	6,470	13,156	12,984
Non-Mature communities/Other	9,939	7,886	19,240	14,104

Total segment and consolidated NOI	100,254	101,386	198,277	200,439

Reconciling items:
Non-property income	2,056	3,958	5,376	8,982
Property management	(4,233)	(4,176)	(8,403)	(8,318)
Other operating expenses	(1,457)	(2,010)	(2,942)	(3,664)
Depreciation and amortization	(73,726)	(69,067)	(145,933)	(138,052)
Interest, net	(37,945)	(33,693)	(74,811)	(64,385)
General and administrative	(10,212)	(8,905)	(19,787)	(18,602)
Other depreciation and amortization	(1,308)	(1,478)	(2,531)	(2,872)
Loss from unconsolidated entities	(1,185)	(728)	(1,922)	(1,445)
Tax expense for the TRS	(81)	—	(146)	(51)

Loss from continuing operations	$(27,837)	$(14,713)	$(52,822)	$(27,968)

The following table details the assets of UDR’s reportable segments as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30,	December 31,
	2010	2009
Reportable apartment home segment assets:
Same communities:
Western Region	$2,412,918	$2,404,218
Mid-Atlantic Region	1,265,409	1,263,755
Southeastern Region	918,362	911,973
Southwestern Region	421,105	418,303
Non-mature communities/Other	1,387,537	1,316,798

Total segment assets	6,405,331	6,315,047
Accumulated depreciation	(1,489,464)	(1,351,293)

Total segment assets — net book value	4,915,867	4,963,754

Reconciling items:
Cash and cash equivalents	8,074	5,985
Marketable securities	37,878	37,650
Restricted cash	9,744	8,879
Deferred financing costs, net	25,508	26,601
Notes receivable	7,800	7,800
Investment in unconsolidated joint ventures	17,477	14,126
Other assets	57,021	67,822

Total consolidated assets	$5,079,369	$5,132,617

Capital expenditures related to our same communities totaled $14.3 million and $22.7 million and $14.1 million and $27.4 million for the three and six months ended June 30, 2010 and 2009, respectively. Capital expenditures related to our non-mature/other communities totaled $1.1 million and $1.6 million and $585,000 and $2.6 million for the three and six months ended June 30, 2010 and 2009, respectively.
Markets included in the above geographic segments are as follows:
i.	Western — Orange County, San Francisco, Seattle, Monterey Peninsula, Los Angeles, San Diego, Inland Empire, Sacramento, and Portland

ii.	Mid-Atlantic — Metropolitan DC, Richmond, Baltimore, Norfolk, and Other Mid-Atlantic

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
At June 30, 2010, our consolidated real estate portfolio included 168 communities with 46,932 apartment homes and our total real estate portfolio, inclusive of our unconsolidated communities, included an additional 11 communities with 4,143 apartment homes.

The following table summarizes our market information by major geographic markets as of June 30, 2010.

					Three Months Ended		Six Months Ended
	As of June 30, 2010				June 30, 2010		June 30, 2010 (a)
			Percentage	Total
	Number of	Number of	of Total	Carrying	Average	Total Income	Average	Total Income
	Apartment	Apartment	Carrying	Value	Physical	per Occupied	Physical	per Occupied
Same Communities	Communities	Homes	Value	(in thousands)	Occupancy	Home (b)	Occupancy	Home (b)

Western Region
Orange Co, CA	14	4,363	12.5%	$803,543	95.7%	$1,473	95.6%	$1,470
San Francisco, CA	9	1,727	6.3%	403,728	97.3%	1,896	96.8%	1,892
Seattle, WA	9	1,725	4.7%	303,677	96.8%	1,174	96.8%	1,167
Monterey Peninsula, CA	7	1,565	2.4%	151,777	95.1%	1,063	94.3%	1,054
Los Angeles, CA	7	1,380	4.5%	288,936	96.0%	1,532	96.3%	1,531
San Diego, CA	5	1,123	2.7%	174,274	95.6%	1,331	95.5%	1,326
Inland Empire, CA	3	1,074	2.3%	149,970	94.9%	1,220	95.1%	1,215
Sacramento, CA	2	914	1.1%	67,721	92.5%	863	93.4%	868
Portland, OR	3	716	1.1%	69,292	95.8%	936	95.6%	936

Mid-Atlantic Region
Metropolitan DC	11	3,765	10.4%	668,836	97.0%	1,531	96.8%	1,519
Richmond, VA	6	2,211	2.9%	184,291	95.6%	1,010	95.7%	1,010
Baltimore, MD	10	2,121	3.9%	250,434	97.1%	1,261	97.1%	1,251
Norfolk VA	6	1,438	1.3%	83,750	95.8%	966	95.6%	954
Other Mid-Atlantic	5	1,132	1.2%	78,098	96.5%	1,010	96.4%	1,007

Southeastern Region
Tampa, FL	10	3,278	3.9%	252,842	95.6%	919	95.6%	917
Orlando, FL	10	2,796	3.4%	219,443	95.2%	897	95.3%	899
Nashville, TN	8	2,260	2.8%	178,889	97.2%	846	96.8%	839
Jacksonville, FL	5	1,857	2.4%	155,678	94.7%	810	95.0%	812
Other FL	4	1,184	1.7%	111,510	94.4%	973	94.9%	975

Southwestern Region
Dallas, TX	9	2,595	4.2%	267,709	95.3%	950	95.6%	949
Phoenix, AZ	3	914	1.1%	71,330	95.7%	850	95.5%	848
Austin, TX	1	390	1.0%	59,978	94.7%	1,098	95.9%	1,090
Other, TX	1	320	0.4%	22,088	91.7%	893	91.3%	896

Total/Average Same Communities	148	40,848	78.2%	5,017,794	95.8%	$1,153	95.8%	$1,148

Non Matures, Commercial Properties & Other	18	5,728	19.3%	1,233,571

Total Real Estate Held for Investment	166	46,576	97.5%	6,251,365

Real Estate Under Development (c)	2	356	2.5%	153,966

Total Real Estate Owned	168	46,932	100.0%	6,405,331

Total Accumulated Depreciation				(1,489,464)

Total Real Estate Owned, Net of Accumulated Depreciation				$4,915,867

(a)	There was no change in the Same Community population for the three and six months ended June 30, 2010.

(b)	Total Income per Occupied Home represents total monthly revenues per weighted average number of apartment homes occupied.

(c)	The Company is currently developing three wholly-owned communities with a total of 1,104 apartment homes of which 748 have not yet been completed.

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
On September 15, 2009, the Company entered into an equity distribution agreement under which the Company may offer and sell up to 15.0 million shares of its common stock over time to or through its sales agents. During the three months ended June 30, 2010, we sold 1,546,600 shares of common stock through this program for aggregate gross proceeds of approximately $30.9 million at a weighted average price per share of $19.98. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $600,000, were approximately $30.1 million. During the six months ended June 30, 2010, we sold 5,905,353 shares of common stock through this program for aggregate gross proceeds of approximately $105.7 million at a weighted average price per share of $17.90. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $2.3 million, were approximately $103.4 million.
On December 7, 2009, the Company entered into an Amended and Restated Distribution Agreement with respect to the issue and sale by the Company from time to time of its Medium-Term Notes, Series A Due Nine Months or More From Date of Issue. In February 2010, the Company issued $150 million of 5.25% senior unsecured medium-term notes under the Amended and Restated Distribution Agreement. These notes were priced at 99.46% of the principal amount at issuance and had a discount of $742,000 at June 30, 2010.
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
During the remainder of 2010, we have approximately $134.6 million of secured debt, including principal amortization, and no unsecured debt maturing, and we anticipate exercising extension rights of $131.7 million with respect to such debt.

Critical Accounting Policies and Estimates
Our critical accounting policies are those having the most impact on the reporting of our financial condition and results and those requiring significant judgments and estimates. These policies include those related to (1) capital expenditures, (2) impairment of long-lived assets, (3) real estate investment properties, and (4) revenue recognition.
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
Operating Activities
For the six months ended June 30, 2010, our net cash flow provided by operating activities was $101.8 million compared to $124.0 million for the comparable period in 2009. The decrease in cash flow from operating activities is primarily due to changes in operating assets and liabilities.
Investing Activities
For the six months ended June 30, 2010, net cash (used in)/provided by investing activities was ($122.2) million compared to $10.1 million for the comparable period in 2009. The change is primarily driven by proceeds from the payment of a note receivable received in conjunction with the sale of 86 communities in 2008 partially offset by a reduction in development expenditures in 2010 as compared to 2009 and the purchase of marketable securities in 2009.
Acquisitions
We did not have any acquisitions during the six months ended June 30, 2010 Our long-term strategic plan is to achieve greater operating efficiencies by investing in fewer, more concentrated markets. As a result, we have been seeking to expand our interests in communities located in California, Metropolitan D.C., Texas and the Washington State markets over the past years. Prospectively, we plan to channel new investments into those markets we believe will provide the best investment returns. Markets will be targeted based upon defined criteria including favorable job formation, low single-family home affordability and favorable demand/supply ratio for multifamily housing.
Capital Expenditures
In conformity with GAAP, we capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.
During the six months ended June 30, 2010, $23.5 million or $530 per home was spent on recurring capital expenditures. These include revenue enhancing capital expenditures, exterior/interior upgrades, turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as exterior paint, roofs, siding, parking lots, and asset preservation capital expenditures. In addition, major renovations totaled $12.9 million for the six months ended June 30, 2010. Total capital expenditures, which in aggregate include recurring capital expenditures and major renovations, of $36.4 million or $822 per home was spent on all of our communities, excluding development and commercial properties, for the six months ended June 30, 2010.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, condominium conversions and commercial properties, for the periods presented:

	Six months ended June 30,			Six months ended June 30,
	(dollars in thousands)			(per home)
	2010	2009	% Change	2010	2009	% Change
Revenue enhancing improvements	$9,389	$13,406	-30.0%	$212	$309	-31.4%
Turnover capital expenditures	4,048	4,510	-10.2%	91	104	-12.5%
Asset preservation expenditures	10,057	9,924	1.3%	227	228	-0.4%

Total recurring capital expenditures	23,494	27,840	-15.6%	530	641	-17.3%

Major renovations	12,921	12,310	5.0%	292	283	3.2%

Total capital expenditures	$36,415	$40,150	-9.3%	$822	$924	-11.0%

Repair and maintenance expense	$15,443	$14,622	5.6%	$348	$337	3.3%

Average stabilized home count	44,316	43,452
We will continue to selectively add revenue enhancing improvements which we believe will provide a return on investment substantially in excess of our cost of capital. Recurring capital expenditures during 2010 are currently expected to be approximately $1,050 per home.
Development
At June 30, 2010, our development pipeline for wholly-owned communities totaled 1,104 homes with a budget of $218.2 million in which we have a carrying value of $154.0 million. We anticipate the completion of these communities through the first quarter of 2012.
For the six months ended June 30, 2010, we invested approximately $61.8 million in development projects, a decrease of $36.0 million from our 2009 level of $97.8 million. We also completed development of two wholly-owned communities with 823 apartment homes with costs of $114.1 million, and one community held by a consolidated joint venture with 274 apartment homes and retail space with costs of $120.7 million as of June 30, 2010.
Consolidated Joint Ventures
UDR is a partner with an unaffiliated third party in a joint venture (“989 Elements”) which owns and operates a 23-story, 166 home high-rise apartment community in the central business district of Bellevue, Washington. On December 30, 2009, UDR entered into an agreement with our partner to purchase its 49% interest in 989 Elements for $7.7 million. Concurrently, our partner resigned as managing member and appointed UDR as managing member. In addition, our partner relinquished its voting rights and approval rights and its ability to substantively participate in the decision-making process of the joint venture resulting in the consolidation of the joint venture. The joint venture assets and liabilities were recorded at fair value. The fair value of the assets was $55.0 million ($54.8 million of real estate owned and $200,000 of current assets) and the fair value of liabilities was $34.1 million ($33.4 million of a construction loan, net of fair market value adjustment of $1.6 million and $700,000 of current liabilities) at the consolidation date. On December 31, 2009, the Company repaid the outstanding balance of $35.0 million on the construction loan held by 989 Elements. In March 2010, the Company paid $7.7 million and acquired our partner’s 49% interest in the joint venture. At closing of the agreement and at June 30, 2010, the Company’s interest in 989 Elements was 98%.

UDR is a partner with an unaffiliated third party in a joint venture (“Elements Too”) which owns and operates a 274 home apartment community in the central business district of Bellevue, Washington. Construction began in the fourth quarter of 2006 and was completed in the first quarter of 2010. On October 16, 2009, our partner resigned as managing member and appointed UDR as managing member. In addition, our partner relinquished its voting rights and approval rights and its ability to substantively participate in the decision-making process of the joint venture resulting in the consolidation of the joint venture. The joint venture assets and liabilities were recorded at fair value. Prior to consolidation, our equity investment in Elements Too was $24.4 million (net of an $11.0 million equity loss recorded as of December 31, 2009) at October 16, 2009. The fair value of the assets was $100.3 million ($99.5 million of real estate owned and $814,000 of current assets) and the fair value of liabilities was $75.6 million ($70.5 million of a construction loan, $917,000 of a derivative instrument, and $4.2 million of current liabilities). On December 30, 2009, UDR entered into an agreement with our partner to purchase its 49% interest in Elements Too for $3.2 million. In March 2010, the Company paid the outstanding balance of $3.2 million and acquired our partner’s 49% interest in the joint venture. During the six months ended June 30, 2010, the Company repaid the outstanding balance of $70.5 million on the construction loan held by Elements Too.
UDR is a partner with an unaffiliated third party in a joint venture (“Bellevue”) which owns an operating retail site in Bellevue, Washington. The Company initially planned to develop a 430 home high rise apartment building with ground floor retail on an existing operating retail center. However, during the year ended December 31, 2009, the joint venture decided to continue to operate the retail property as opposed to developing a high rise apartment building on the site. On December 30, 2009, UDR entered into an agreement with our partner to purchase its 49% interest in Bellevue for $5.2 million. In addition, our partner resigned as managing member and appointed UDR as managing member. Concurrent with its resignation, our partner relinquished its voting rights and approval rights and its ability to substantively participate in the decision-making process of the joint venture resulting in the consolidation of the joint venture at fair value. Prior to consolidation, our equity investment in Bellevue was $5.0 million (net of a $5.0 million equity loss recorded as of December 31, 2009). The fair value of the assets was $33.0 million ($32.8 million of real estate owned and $211,000 of current assets) and the fair value of liabilities was $23.0 million ($22.3 million of a mortgage payable, $506,000 of a derivative instrument, and $213,000 of current liabilities). In March 2010, the Company paid $5.2 million and acquired our partner’s 49% interest in the joint venture. At closing of the agreement and at June 30, 2010, the Company’s interest in Bellevue was 98%.
Prior to their consolidation in 2009, we evaluated our investments in these joint ventures when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We considered various factors to determine if a decrease in value of each of these investments is other-than-temporary. In 2009, we recognized a non-cash charge of $16.0 million representing the other-than-temporary decline in fair values below the carrying values of two of the Company’s Bellevue, Washington joint ventures.
For additional information regarding these joint ventures, see Note 5, “Joint Ventures,” in the condensed Consolidated Financial Statements included in this Report.
Unconsolidated Joint Ventures
In August 2009, UDR and an unaffiliated third party, Kuwait Finance House, formed a jointed venture for the investment of up to $450.0 million in multifamily properties located in key, high barrier to entry markets. The partners will contribute equity of $180.0 million of which the Company’s maximum equity will be 30% or $54.0 million when fully invested. During the quarter ended June 30, 2010, the joint venture acquired its first property (151 homes) located in Metropolitan Washington D.C. for $43.1 million. At closing and at June 30, 2010, the Company owned 30%. Our investment at June 30, 2010 and December 31, 2009 was $5.4 million and $242,000, respectively.
In November 2007, UDR and an unaffiliated third party formed a joint venture which owns and operates various properties located in Texas. UDR contributed cash and property equal to 20% of the fair value of the properties. The unaffiliated member contributed cash equal to 80% of the fair value of the properties comprising the joint venture, which was then used to purchase the nine operating properties from UDR. Our initial investment was $20.4 million. Our investment at June 30, 2010 and December 31, 2009 was $12.1 million and $13.9 million, respectively.
For additional information regarding these joint ventures, see Note 5, “Joint Ventures,” in the condensed Consolidated Financial Statements included in this Report.

Disposition of Investments
During the six months ended June 30, 2010, we did not dispose of any communities. We plan to continue to pursue our strategy of exiting markets where long-term growth prospects are limited and redeploying capital into markets we believe will provide the best investment returns.
Financing Activities
For the six months ended June 30, 2010, our net cash provided by/(used in) financing activities was $22.5 million compared to ($141.8) million for the comparable period of 2009.
The following significant financing activities occurred during the six months ended June 30, 2010:
•	repaid $83.8 million of secured debt and $50.0 million of maturing medium-term unsecured notes. The $83.8 million of secured debt includes $70.5 million for a maturing construction loan held by one of our consolidated joint ventures, repayment of $1.3 million of credit facilities and $12.0 million of mortgage payments;
•	repurchased unsecured debt with a notional amount of $29.2 million for $29.4 million resulting in a loss on extinguishment of $1.0 million, which includes the write off of related deferred finance charges. The unsecured debt repurchased by the Company matures in 2011. As a result of this repurchase, the loss is represented as an addition to interest expense on the Consolidated Statement of Operations.
•	net repayments of $55.4 million were applied toward the Company’s $600 million revolving credit facility;
•	received proceeds of $51.9 million from secured debt financings. The $51.9 million includes $27.8 million in variable rate mortgages, $12.8 million in fixed rate mortgages, and $11.3 million in credit facilities;
•	in December 2009, the Company entered into an Amended and Restated Distribution Agreement with respect to the issue and sale by the Company from time to time of its Medium-Term Notes, Series A Due Nine Months or More From Date of Issue. In February 2010, the Company issued $150 million of 5.25% senior unsecured medium-term notes under the Amended and Restated Distribution Agreement . These notes were priced at 99.46% of the principal amount at issuance and had a discount of $742,000 at June 30, 2010; and
•	in September 2009, the Company initiated an “At the Market” equity distribution program pursuant to which we may sell up to 15 million shares of common stock from time to time to or through sales agents, by means of ordinary brokers’ transactions on the New York Stock Exchange at prevailing market prices at the time of sale, or as otherwise agreed with the applicable agent. During the six months ended June 30, 2010, we sold 5,905,353 shares of common stock through this program for aggregate gross proceeds of approximately $105.7 million at a weighted average price per share of $17.90. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $2.3 million, were approximately $103.4 million.
Credit Facilities
As of June 30, 2010, we have secured revolving credit facilities with Fannie Mae with an aggregate commitment of $1.4 billion with $1.2 billion outstanding. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at our option. We have $948.6 million of the funded balance fixed at a weighted average interest rate of 5.4% and the remaining balance on these facilities is currently at a weighted average variable rate of 1.8%.

We have a $600 million unsecured revolving credit facility that matures on July 26, 2012. Under certain circumstances, we may increase the $600 million credit facility to $750 million. Based on our current credit rating, the $600 million credit facility carries an interest rate equal to LIBOR plus 47.5 basis points. In addition, the unsecured credit facility contains a provision that allows us to bid up to 50% of the commitment and we can bid out the entire unsecured credit facility once per quarter so long as we maintain an investment grade rating. As of June 30, 2010, we had $133.9 million of borrowings outstanding under the credit facility leaving $466.1 million of unused capacity (excluding $8.0 million of letters of credit at June 30, 2010).
The Fannie Mae credit facility and the bank revolving credit facility are subject to customary financial covenants and limitations.
Derivative Instruments
As part of UDR’s overall interest rate risk management strategy, we use derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. UDR’s derivative transactions used for interest rate risk management includes interest rate swaps with indexes that relate to the pricing of specific financial instruments of UDR. We believe that we have appropriately controlled our interest rate risk through the use of derivative instruments to minimize any unintended effect on consolidated earnings. Derivative contracts did not have a material impact on the results of operations during the six months ended June 30, 2010 (see Note 10- Derivatives and Hedging Activity in Notes to Consolidated Financial Statements in this Report).
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

The following table outlines our FFO calculation and reconciliation to GAAP for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net loss attributable to UDR, Inc.	$(26,621)	$(12,058)	$(50,677)	$(24,687)

Distributions to preferred stockholders	(2,372)	(2,800)	(4,751)	(5,600)
Real estate depreciation and amortization, including discontinued operations	73,726	69,067	145,933	138,052
Non-controlling interest	(1,019)	(602)	(1,989)	(1,396)
Real estate depreciation and amortization on unconsolidated joint ventures	1,151	1,165	2,160	2,308
Net gain on the sale of depreciable property in discontinued operations, excluding RE3	(162)	(2,053)	(121)	(1,885)
Discount on preferred stock repurchases, net	25	—	25	—

Funds from operations (“FFO”) — basic	$44,728	$52,719	$90,580	$106,792

Distribution to preferred stockholders — Series E (Convertible)	931	931	1,862	1,862

Funds from operations — diluted	$45,659	$53,650	$92,442	$108,654

FFO per common share — basic	$0.27	$0.34	$0.55	$0.69

FFO per common share — diluted	$0.27	$0.34	$0.55	$0.69

Weighted average number of common shares and OP Units outstanding — basic	166,850	155,958	164,492	153,987
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	172,109	159,039	169,485	157,043
In the computation of diluted FFO, OP Units, unvested restricted stock, stock options, and the shares of Series E Cumulative Convertible Preferred Stock are dilutive; therefore, they are included in the diluted share count. The effect of the conversion of the Series E Out-Performance Partnership Shares (the Series E Out-Performance Program terminated on December 31, 2009) are anti-dilutive for the three and six months ended June 30, 2009 and are excluded from the diluted share count.
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

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Weighted average number of common shares and OP units outstanding basic	166,850	155,958	164,492	153,987
Weighted average number of OP units outstanding	(5,964)	(6,514)	(5,970)	(7,180)

Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	160,886	149,444	158,522	146,807

Weighted average number of common shares, OP units, and common stock equivalents outstanding — diluted	172,109	159,039	169,485	157,043
Weighted average number of OP units outstanding	(5,964)	(6,514)	(5,970)	(7,180)
Weighted average incremental shares from assumed conversion of stock options	(1,693)	(45)	(1,525)	(20)
Weighted average incremental shares from unvested restricted stock	(530)	—	(432)	—
Weighted average number of Series E preferred shares outstanding	(3,036)	(3,036)	(3,036)	(3,036)

Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	160,886	149,444	158,522	146,807

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

	Six Months Ended
	June 30,
	2010	2009
Net cash provided by operating activities	$101,779	$123,994
Net cash (used in)/provided by investing activities	(122,191)	10,090
Net cash provided by/(used in) financing activities	22,501	(141,841)
Results of Operations
The following discussion includes the results of both continuing and discontinued operations for the periods presented.
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $29.0 million ($0.18 per diluted share) for the three months ended June 30, 2010 as compared to net loss attributable to common stockholders of $14.9 million ($0.10 per diluted share) for the comparable period in the prior year. The increase in net loss attributable to common stockholders for the three months ended June 30, 2010 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:
•	a slight decrease in our net operating income;
•	an increase in depreciation expense primarily due to the Company’s consolidation of certain joint venture assets in the fourth quarter of 2009 and the completion of redevelopment and development communities in 2009 and 2010;
•	an increase in interest expense, primarily due to a net gain on debt extinguishment related to unsecured debt repurchase activity in 2009;

•	a decrease in other income primarily due to a decrease in interest income and increase in losses due to changes in the fair value of derivatives; and
•	a decrease in net gain on the sale of depreciable property.
Net loss attributable to common stockholders was $55.4 million ($0.35 per diluted share) for the six months ended June 30, 2010 as compared to net loss attributable to common stockholders of $30.3 million ($0.21 per diluted share) for the comparable period in the prior year. The increase in net loss attributable to common stockholders for the six months ended June 30, 2010 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:
•	a slight decrease in our net operating income;
•	an increase in depreciation expense primarily due to the Company’s consolidation of certain joint venture assets in the fourth quarter of 2009 and the completion of redevelopment and development communities in 2009 and 2010;
•	an increase in interest expense, primarily due to a net gain on debt extinguishment related to unsecured debt repurchase activity in 2009;
•	a decrease in other income primarily due to a decrease in interest income and increase in losses due to changes in the fair value of derivatives partially offset by an increase in recoveries from real estate tax accruals; and
•	a decrease in net gain on the sale of depreciable property.
Apartment Community Operations
Our net income is primarily generated from the operation of our apartment communities. The following table summarizes the operating performance of our total apartment portfolio which excludes commercial operating income and expense for each of the periods presented (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	% Change	2010	2009	% Change

Property rental income	$152,340	$149,968	1.6%	$302,285	$298,730	1.2%
Property operating expense (a)	(53,367)	(50,001)	6.7%	(106,074)	(100,364)	5.7%

Property net operating income	$98,973	$99,967	-1.0%	$196,211	$198,366	-1.1%

(a)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of property NOI to net loss attributable to UDR as reflected, for both continuing and discontinued operations, for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Property net operating income	$98,973	$99,967	$196,211	$198,366
Other net operating income	1,281	1,419	2,066	2,073
Non-property income, net	2,056	3,958	5,376	8,982
Real estate depreciation and amortization	(73,726)	(69,067)	(145,933)	(138,052)
Interest, net	(37,945)	(33,693)	(74,811)	(64,385)
General and administrative and property management	(14,445)	(13,081)	(28,190)	(26,920)
Other expenses	(1,457)	(2,010)	(2,942)	(3,664)
Other depreciation and amortization	(1,308)	(1,478)	(2,531)	(2,872)
Loss from unconsolidated entities	(1,185)	(728)	(1,922)	(1,445)
Tax expense for taxable REIT subsidiary	(81)	—	(146)	(51)
Net gain on sale of depreciable property	197	2,053	156	1,885
Non-controlling interests	1,019	602	1,989	1,396

Net loss attributable to UDR	$(26,621)	$(12,058)	$(50,677)	$(24,687)

Same Communities
Our same community properties (those acquired, developed, and stabilized prior to April 1, 2009 and held on June 30, 2010) consisted of 40,848 apartment homes and provided 91% of our total property NOI for the three months ended June 30, 2010.
NOI for our same community properties decreased 3.4% or $3.2 million for the three months ended June 30, 2010 compared to the same period in 2009. The decrease in property NOI was attributable to a 2.1% or $2.9 million decrease in property rental income and a 0.7% or $316,000 increase in operating expenses. The decrease in revenues was primarily driven by a 3.7% or $5.1 million decrease in rental rates which was partially offset by a 57.2% or $657,000 decrease in rental concessions, an 8.2% or $430,000 decrease in vacancy loss, a 43.6% or $382,000 decrease in bad debt, and a 13.2% or $746,000 increase in reimbursement income. Physical occupancy increased 0.3% to 95.8% and total monthly income per occupied home decreased $28 to $1,153.
The increase in property operating expenses was primarily driven by a 3.7% or $416,000 increase in personnel costs, a 2.4% or $160,000 increase in utilities, and a 1.8% or $130,000 increase in repairs and maintenance, partially offset by a 10.1% or $307,000 decrease in administrative and marketing costs and a 0.9% or $126,000 decrease in real estate taxes.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) decreased to 66.7% for the three months ended June 30, 2010 as compared to 67.7% for the comparable period in 2009.
Our same community properties (those acquired, developed, and stabilized prior to January 1, 2009 and held on June 30, 2010) consisted of 40,848 apartment homes and provided 91% of our total property NOI for the six months ended June 30, 2010.
NOI for our same community properties decreased 3.9% or $7.3 million for the six months ended June 30, 2010 compared to the same period in 2009. The decrease in property NOI was attributable to a 2.6% or $7.1 million decrease in property rental income and a 0.2% or $178,000 increase in operating expenses. The decrease in revenues was primarily driven by a 4.4% or $12.1 million decrease in rental rates which was partially offset by a 49.5% or $1.1 million decrease in rental concessions, an 18.6% or $2.2 million decrease in vacancy loss, a 41.3% or $723,000 decrease in bad debt, and a 12.6% or $1.4 million increase in reimbursement income. Physical occupancy increased 0.7% to 95.8% and total monthly income per occupied home decreased $39 to $1,148.
The increase in property operating expenses was primarily driven by a 3.0% or $678,000 increase in personnel costs and a 3.2% or $442,000 increase in repairs and maintenance partially offset by a 3.6% or $1.1 million decrease in real estate taxes.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) decreased to 66.4% for the six months ended June 30, 2010 as compared to 67.3% for the comparable period in 2009.
Non-Mature/Other Communities
The remaining $9.9 million or 10% and $19.2 million or 10% of our total NOI during the three and six months ended June 30, 2010, respectively, was generated from communities that we classify as “non-mature communities.” UDR’s non-mature communities consist of communities that do not meet the criteria to be included in same communities, which includes communities developed or acquired, redevelopment properties, sold properties, non-apartment components of mixed use properties, properties classified as real estate held for disposition and condominium properties. For the three and six months ended June 30, 2010, we recognized NOI for our developments of $2.8 million and $5.4 million, respectively, acquired communities of $1.4 million and $2.9 million, respectively, and redeveloped properties of $3.3 million and $6.2 million, respectively.
Other Income
For the three and six months ended June 30, 2010, significant amounts reflected in other income include: interest income and discount amortization from an interest in a convertible debt security, a recovery from real estate tax accruals, and fees earned for both recurring and non-recurring items related to the Company’s joint ventures. Other income for the three and six months ended June 30, 2009 includes interest income on a note receivable.
Real Estate Depreciation and Amortization
For the three and six months ended June 30, 2010, real estate depreciation and amortization in continuing operations increased 6.7% or $4.7 million and 5.7% or $7.9 million, respectively, as compared to the comparable periods in 2009. The increase in depreciation and amortization for the three and six months ended June 30, 2010 is primarily the result of the consolidation of certain joint venture assets in the fourth quarter of 2009, development completions during 2010 and 2009, and additional capital expenditures. As part of the Company’s acquisition activity a portion of the purchase price is attributable to the fair value of intangible assets which are typically amortized over a period of less than one year.
Interest Expense
For the three and six months ended June 30, 2010, interest expense in continuing operations increased 12.6% or $4.3 million and 16.2% or $10.4 million, respectively, as compared to the comparable periods in 2009. This increase is primarily due to the recognition of a loss of $1.0 million during the three and six months June 30, 2010 and the recognition of gains of $2.7 million and $9.8 million during the three and six months June 30, 2009, respectively, from the repurchase of unsecured debt securities.
General and Administrative
For the three and six months ended June 30, 2010, general and administrative expenses increased 6.6% or $586,000 and 2.5% or $464,000, respectively, as compared to the comparable periods in 2009. The increase was due to a number of factors, none of which were significant.
Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three and six months ended June 30, 2010.

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
See our Annual Report on Form 10-K for the year ended December 31, 2009 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of June 30, 2010, our market risk has not changed materially from the amounts reported on our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 4. CONTROLS AND PROCEDURES
As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. In addition, our Chief Executive Officer and our Chief Financial Officer concluded that during the quarter ended June 30, 2010, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The Company is a party to various claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims and litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.
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

Risks Related to Our Real Estate Investments and Our Operations
Unfavorable Apartment Market and Economic Conditions Could Adversely Affect Occupancy Levels, Rental Revenues and the Value of Our Real Estate Assets. Unfavorable market conditions in the areas in which we operate and unfavorable economic conditions generally may significantly affect our occupancy levels, our rental rates and collections, the value of the properties and our ability to strategically acquire or dispose of apartment communities on economically favorable terms. Our ability to lease our properties at favorable rates is adversely affected by the increase in supply in the multifamily market and is dependent upon the overall level in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, the downturn in the housing market, stock market volatility and uncertainty about the future. Some of our major expenses, including mortgage payments and real estate taxes, generally do not decline when related rents decline. We would expect that declines in our occupancy levels, rental revenues and/or the values of our apartment communities would cause us to have less cash available to pay our indebtedness and to distribute to our stockholders, which could adversely affect our financial condition and the market value of our securities. Factors that may affect our occupancy levels, our rental revenues, and/or the value of our properties include the following, among others:
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
We Are Subject to Certain Risks Associated with Selling Apartment Communities, Which Could Limit Our Operational and Financial Flexibility. We have periodically disposed of apartment communities that no longer meet our strategic objectives, but adverse market conditions may make it difficult to sell apartment communities like the ones we own. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. These conditions may limit our ability to dispose of properties and to change our portfolio promptly in order to meet our strategic objectives, which may in turn have a materially adverse effect on our financial condition and the market value of our securities. We are also subject to the following risks in connection with sales of our apartment communities:
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
Risk of Inflation/Deflation. Substantial inflationary or deflationary pressures could have a negative effect on rental rates and property operating expenses. Neither inflation nor deflation have materially impacted our operations in the recent past. The general risk of inflation is that our debt interest and general and administrative expenses increase at a rate higher than our rental rates. The predominate effects of deflation include high unemployment and credit contraction. Restricted lending practices could impact our ability to obtain financing or refinancing for our properties. High unemployment may have a negative effect on our occupancy levels and our rental revenues.

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
Failure to Generate Sufficient Revenue Could Impair Debt Service Payments and Distributions to Stockholders. If our apartment communities do not generate sufficient net rental income to meet rental expenses, our ability to make required payments of interest and principal on our debt securities and to pay distributions to our stockholders will be adversely affected. The following factors, among others, may affect the net rental income generated by our apartment communities:
•	the national and local economies;
•	local real estate market conditions, such as an oversupply of apartment homes;
•	tenants’ perceptions of the safety, convenience, and attractiveness of our communities and the neighborhoods where they are located;
•	our ability to provide adequate management, maintenance and insurance;

•	rental expenses, including real estate taxes and utilities;

•	competition from other apartment communities;

•	changes in interest rates and the availability of financing;
•	changes in governmental regulations and the related costs of compliance; and
•	changes in tax and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.

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

A Change in U.S. Government Policy Regarding Fannie Mae or Freddie Mac Could Have a Material Adverse Impact on Our Business. Fannie Mae and Freddie Mac are a major source of financing for secured multifamily rental real estate. We and other multifamily companies depend heavily on Fannie Mae and Freddie Mac to finance growth by purchasing or guaranteeing apartment loans. In September 2008, the U.S. government assumed control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency. While we believe Fannie Mae and Freddie Mac will continue to provide liquidity to our sector, should they discontinue doing so, have their mandates changed or reduced or be disbanded or reorganized by the government, it would significantly reduce our access to debt capital and adversely affect our ability to finance or refinance existing indebtedness at competitive rates and it may adversely affect our ability to sale assets. Uncertainty in the future activity and involvement of Fannie Mae and Freddie Mac as a source of financing could negatively impact our ability to make acquisitions and make it more difficult or not possible for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing.
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
Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of June 30, 2010, we had approximately $892.0 million of variable rate indebtedness outstanding, which constitutes approximately 26.1% of our total outstanding indebtedness as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of our common and preferred stock and debt securities.
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
Limitations on Share Ownership and Limitations on the Ability of Our Stockholders to Effect a Change in Control of Our Company Restricts the Transferability of Our Stock and May Prevent Takeovers That are Beneficial to Our Stockholders. One of the requirements for maintenance of our qualification as a REIT for U.S. federal income tax purposes is that no more than 50% in value of our outstanding capital stock may be owned by five or fewer individuals, including entities specified in the Code, during the last half of any taxable year. Our charter contains ownership and transfer restrictions relating to our stock primarily to assist us in complying with this and other REIT ownership requirements; however, the restrictions may have the effect of preventing a change of control, which does not threaten REIT status. These restrictions include a provision that generally limits ownership by any person of more than 9.9% of the value of our outstanding equity stock, unless our board of directors exempts the person from such ownership limitation, provided that any such exemption shall not allow the person to exceed 13% of the value of our outstanding equity stock. Absent such an exemption from our board of directors, the transfer of our stock to any person in excess of the applicable ownership limit, or any transfer of shares of such stock in violation of the ownership requirements of the Code for REITs, will be considered null and void, and the intended transferee of such stock will acquire no rights in such shares. These provisions of our charter may have the effect of delaying, deferring or preventing someone from taking control of us, even though a change of control might involve a premium price for our stockholders or might otherwise be in our stockholders’ best interests.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
From time to time we issue shares of our common stock in exchange for operating partnership units (“OP Units),” tendered to our operating partnership, United Dominion Realty, L.P., a Delaware limited partnership of which we are the general partner (“UDR LP”), for redemption in accordance with the provisions of the UDR LP limited partnership agreement. Under the terms of the UDR LP limited partnership agreement, the holders of OP Units have the right to require UDR LP to redeem all or a portion of the OP Units held by the holder in exchange for a cash payment based on the market value of our common stock at the time of redemption. However, UDR LP’s obligation to pay the cash amount is subject to the prior right of the Company to acquire such OP Units in exchange for either the cash amount or the number of shares of our common stock equal to the number of OP Units being redeemed.
On June 23, 2010, we issued 19,076 shares of our common stock upon redemption of OP Units. Because these shares of common stock were issued to accredited investors in transactions not involving a public offering, the transaction is exempt from registration under the Securities Act of 1933 in accordance with Section 4(2) of the Securities Act. We did not issue any other shares of our common stock upon redemption of OP Units during the three months ended June 30, 2010.
On May 4, 2010, the Company sold a total of 249,278 shares of its Series F Preferred Stock, without par value, to a holder of OP Units who is an accredited investor, at a purchase price of $0.0001 per share, for an aggregate purchase price of $24.93. The Series F Preferred Stock, which is offered only to holders of OP Units, entitles its holders to one vote per share on each matter upon which the Company’s common stockholders are entitled to vote at stockholder meetings. The Series F Preferred Stock votes together as a single class with the Company’s common stock and other capital stock eligible to vote. The Series F Preferred Stock is not convertible or exchangeable into any other equity securities, and it does not entitle its holders to any other rights, privileges or preferences. Because the shares of Series F Preferred Stock were sold to an accredited investor in a transaction not involving a public offering, the transaction is exempt from registration under the Securities Act of 1933 in accordance with Section 4(2) of the Securities Act of 1933.
Repurchase of Equity Securities
In February 2006, our Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. As reflected in the table below, no shares of common stock were repurchased under these programs during the quarter ended June 30, 2010.

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as	that May Yet
	Total Number	Average	Part of Publicly	Be Purchased
	of Shares	Price	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs (1)
Beginning Balance	9,967,490	$22.00	9,967,490	15,032,510
April 1, 2010 through April 30, 2010	—	—	—	15,032,510
May 1, 2010 through May 31, 2010	—	—	—	15,032,510
June 1, 2010 through June 30, 2010	—	—	—	15,032,510

Balance as of June 30, 2010	9,967,490	$22.00	9,967,490	15,032,510

(1)	This number reflects the amount of shares that were available for purchase under our 10 million share repurchase program in effect on December 31, 2007 and our 15 million share repurchase program announced on January 31, 2008.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. (REMOVED AND RESERVED)
Item 5. OTHER INFORMATION
There is no other information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2010, that was not previously disclosed in a Form 8-K.
Item 6. EXHIBITS
The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc. (registrant)

Date: August 3, 2010	/s/ David L. Messenger David L. Messenger
Senior Vice President and Chief Financial Officer
(duly authorized officer, principal financial
officer and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1
Amended and Restated Bylaws (as amended through May 14, 2010) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 14, 2010 and filed with the SEC on May 17, 2010, Commission File No. 1-10524).

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

101
XBRL (Extensible Business Reporting Language). The following materials from UDR, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated statements of stockholders’ equity and comprehensive income/(loss), and (v) notes to consolidated financial statements.