Form 10-Q
period 2010-09-30
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2010-11-09
CIK 74208, 1018254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number
1-10524 (UDR, Inc.)
333-156002-01 (United Dominion Realty, L.P.)
UDR, Inc.
United Dominion Realty, L.P.
(Exact name of registrant as specified in its charter)

Maryland (UDR, Inc.)	54-0857512
Delaware (United Dominion Realty, L.P.)	54-1776887
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)
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

UDR, Inc.	Yes ☑	No ☐
United Dominion Realty, L.P.	Yes ☐	No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

UDR, Inc.	Yes ☑	No ☐
United Dominion Realty, L.P.	Yes ☐	No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
UDR, Inc.:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
United Dominion Realty, L.P.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

UDR, Inc.	Yes ☐	No ☑
United Dominion Realty, L.P.	Yes ☐	No ☑
The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of November 8, 2010, was 182,137,034.

UDR, INC.
UNITED DOMINION REALTY, L.P.
INDEX

PAGE

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

UDR, INC.:

Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009 (audited)	3

Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 (unaudited)	4

Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (unaudited)	5

Consolidated Statements of Stockholders’ Equity and Comprehensive Income/(Loss) for the nine months ended September 30, 2010 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

UNITED DOMINION REALTY, L.P.:

Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009 (audited)	30

Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 (unaudited)	31

Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (unaudited)	32

Consolidated Statements of Partners’ Capital and Comprehensive Income/(Loss) for the nine months ended September 30, 2010 (unaudited)	33

Notes to Consolidated Financial Statements (unaudited)	34

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	49

Item 3. Quantitative and Qualitative Disclosures About Market Risk	71

Item 4. Controls and Procedures	71

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	72

Item 1A. Risk Factors	72

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	83

Item 3. Defaults Upon Senior Securities	84

Item 4. (Removed and Reserved)	84

Item 5. Other Information	84

Item 6. Exhibits	84

Signatures	85

Exhibit 12.1
Exhibit 12.2
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3
Exhibit 32.4
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

EXPLANATORY NOTE
This combined Form 10-Q includes information with respect to both UDR, Inc. (“UDR” or the “Company”), a Maryland corporation, and United Dominion Realty, L.P., (the “Operating Partnership”), a Delaware limited partnership, of which UDR is the sole general partner. As of September 30, 2010, UDR owned 110,883 units of the general partnership interests of the Operating Partnership and 174,369,059 units (or approximately 96.9%) of the limited partnership interests of the Operating Partnership (the “OP Units”). UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are provided for each of UDR and the Operating Partnership. This combined Form 10-Q is being filed separately by UDR and the Operating Partnership.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UDR, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS

Real estate owned:
Real estate held for investment	$6,758,458	$5,975,239
Less: accumulated depreciation	(1,560,239)	(1,346,689)

Real estate held for investment, net	5,198,219	4,628,550
Real estate under development (net of accumulated depreciation of $628 and $1,226)	94,249	318,531

Real estate held for disposition (net of accumulated depreciation of $0 and $3,378)	—	16,673

Total real estate owned, net of accumulated depreciation	5,292,468	4,963,754
Cash and cash equivalents	10,107	5,985
Marketable securities	41,873	37,650
Restricted cash	14,879	8,879
Deferred financing costs, net	26,225	26,601
Notes receivable	7,800	7,800
Investment in unconsolidated joint ventures	16,391	14,126
Other assets	67,615	67,822

Total assets	$5,477,358	$5,132,617

LIABILITIES AND STOCKHOLDERS’ EQUITY

Secured debt	$2,045,810	$1,989,434
Unsecured debt	1,433,860	1,437,155
Real estate taxes payable	28,871	16,976
Accrued interest payable	19,939	19,146
Security deposits and prepaid rent	27,037	31,798
Distributions payable	36,582	30,857
Deferred gains on the sale of depreciable property	28,824	28,826
Accounts payable, accrued expenses, and other liabilities	63,766	80,685

Total liabilities	3,684,689	3,634,877

Redeemable non-controlling interests in operating partnership	117,012	98,758

Stockholders’ equity
Preferred stock, no par value; 50,000,000 shares authorized
2,803,812 shares of 8.00% Series E Cumulative Convertible issued and outstanding (2,803,812 shares at December 31, 2009)	46,571	46,571
3,405,562 shares of 6.75% Series G Cumulative Redeemable issued and outstanding (3,432,962 shares at December 31, 2009)	85,139	85,824
Common stock, $0.01 par value; 250,000,000 shares authorized
182,128,994 shares issued and outstanding (155,465,482 shares at December 31, 2009)	1,821	1,555
Additional paid-in capital	2,437,284	1,948,669
Distributions in excess of net income	(895,069)	(687,180)
Accumulated other comprehensive (loss)/income, net	(3,741)	2

Total UDR, Inc. stockholders’ equity	1,672,005	1,395,441
Non-controlling interest	3,652	3,541

Total equity	1,675,657	1,398,982

Total liabilities and stockholders’ equity	$5,477,358	$5,132,617

See accompanying notes to consolidated financial statements

UDR, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

REVENUES
Rental income	$159,795	$149,756	$464,256	$451,102
Non-property income:
Other income	2,195	1,627	7,571	10,609

Total Revenues	161,990	151,383	471,827	461,711
EXPENSES
Rental expenses:
Real estate taxes and insurance	19,280	18,838	57,861	57,559
Personnel	14,787	12,975	42,267	38,264
Utilities	9,097	8,183	25,723	23,868
Repair and maintenance	9,737	8,295	26,109	23,346
Administrative and marketing	4,165	3,617	11,973	10,491
Property management	4,394	4,119	12,767	12,406
Other operating expenses	1,396	1,437	4,338	5,110
Real estate depreciation and amortization	75,569	69,561	221,229	207,341
Interest
Expense incurred	37,307	33,909	109,193	105,794
Net loss/(gain) on debt extinguishment	91	—	1,121	(9,849)
Amortization of convertible debt discount	859	967	2,754	3,316
Expenses related to tender offer	—	3,764	—	3,764
Storm related (income)/expenses	(52)	—	669	127
General and administrative	12,046	8,673	31,258	27,189
Other depreciation and amortization	1,224	858	3,755	3,730

Total Expenses	189,900	175,196	551,017	512,456
Loss from operations	(27,910)	(23,813)	(79,190)	(50,745)
Loss from unconsolidated entities	(835)	(16,742)	(2,757)	(18,187)

Loss from continuing operations	(28,745)	(40,555)	(81,947)	(68,932)
Income from discontinued operations	4,140	800	4,676	3,094

Consolidated net loss	(24,605)	(39,755)	(77,271)	(65,838)
Net loss attributable to non-controlling interests	839	1,779	2,828	3,175

Net loss attributable to UDR, Inc.	(23,766)	(37,976)	(74,443)	(62,663)
Distributions to preferred stockholders — Series E (Convertible)	(932)	(931)	(2,794)	(2,793)
Distributions to preferred stockholders — Series G	(1,436)	(1,869)	(4,325)	(5,607)
Discount on preferred stock repurchases, net	—	—	25	—

Net loss attributable to common stockholders	$(26,134)	$(40,776)	$(81,537)	$(71,063)

Earnings per weighted average common share — basic:
Loss from continuing operations attributable to common stockholders	$(0.18)	$(0.28)	$(0.54)	$(0.50)
Income from discontinued operations	$0.02	$0.01	$0.03	$0.02
Net loss attributable to common stockholders	$(0.16)	$(0.27)	$(0.51)	$(0.48)

Earnings per weighted average common share — diluted:
Loss from continuing operations attributable to common stockholders	$(0.18)	$(0.28)	$(0.54)	$(0.50)
Income from discontinued operations	$0.02	$0.01	$0.03	$0.02
Net loss attributable to common stockholders	$(0.16)	$(0.27)	$(0.51)	$(0.48)

Common distributions declared per share	$0.185	$0.180	$0.545	$0.665

Weighted average number of common shares outstanding — basic	165,403	150,000	160,841	147,883
Weighted average number of common shares outstanding — diluted	165,403	150,000	160,841	147,883
See accompanying notes to consolidated financial statements

UDR, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)

	Nine Months Ended September 30,
	2010	2009
	(unaudited)	(unaudited)
Operating Activities
Consolidated net loss	$(77,271)	$(65,838)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	225,246	211,477
Net gain on the sale of depreciable property	(4,034)	(2,486)
Loss/(gain) on debt extinguishment	1,121	(9,849)
Write off of bad debt	2,036	2,635
Write off of note receivable and other assets	—	1,089
Loss from unconsolidated entities	2,757	18,187
Amortization of deferred financing costs and other	5,861	5,499
Amortization of deferred compensation	9,079	5,862
Amortization of convertible debt discount	2,754	3,316
Changes in income tax accrual	(2,702)	1,846
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(10,364)	7,489
Increase in operating liabilities	3,006	10,423

Net cash provided by operating activities	157,489	189,650

Investing Activities
Proceeds from sales of real estate investments, net	20,688	—
Proceeds from note receivable	—	200,000
Payments related to the buyout of joint venture partner	(16,141)	—
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	(342,697)	(28,528)
Development of real estate assets	(79,718)	(142,195)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(52,681)	(63,881)
Capital expenditures — non-real estate assets	(3,332)	(6,290)
Investment in unconsolidated joint ventures	(5,697)	(23,871)
Distributions received from unconsolidated joint venture	730	—
Purchase of marketable securities	—	(30,942)

Net cash used in investing activities	(478,848)	(95,707)

Financing Activities
Payments on secured debt	(99,745)	(34,205)
Proceeds from the issuance of secured debt	62,833	434,860
Proceeds from the issuance of unsecured debt	149,190	—
Payments on unsecured debt	(79,488)	(401,958)
Net (repayment)/proceeds of revolving bank debt	(76,700)	25,000
Payment of financing costs	(5,040)	(5,267)
Issuance of common and restricted stock, net	4,680	(969)
Proceeds from the issuance of common shares through public offering, net	467,783	32,953
Payments on the repurchase of Series G preferred stock, net	(637)	—
Distributions paid to non-controlling interests	(3,069)	(5,925)
Distributions paid to preferred stockholders	(7,119)	(8,400)
Distributions paid to common stockholders	(87,207)	(117,020)
Repurchase of common stock	—	(798)

Net cash provided by/(used in) financing activities	325,481	(81,729)

Net increase in cash and cash equivalents	4,122	12,214
Cash and cash equivalents, beginning of period	5,985	12,740

Cash and cash equivalents, end of period	$10,107	$24,954

Supplemental Information:
Interest paid during the year, net of amounts capitalized	$120,424	$122,577
Non-cash transactions:
Conversion of operating partnership non-controlling interests to common stock (445,560 in 2010 and 1,839,216 shares in 2009)	8,320	17,423
Secured debt assumed with the acquisition of properties, net of fair value adjustment	93,262	—
Retirement of fully depreciated assets	8,680	—
Issuance of restricted stock awards	16	1
Payment of Special Dividend through the issuance of 11,358,042 shares of common stock	—	132,787
See accompanying notes to consolidated financial statements

UDR, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS)
(In thousands, except per share data)
(Unaudited)

						Distributions in	Other
	Preferred Stock		Common Stock		Paid-in	Excess of	Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Net Income	Income/(Loss)	interest	Total
Balance, December 31, 2009	6,236,774	$132,395	155,465,482	$1,555	$1,948,669	$(687,180)	$2	$3,541	$1,398,982

Comprehensive income (loss)
Net loss	—	—	—	—	—	(74,443)	—	—	(74,443)
Change in equity attributable to non-controlling interest	—	—	—	—	—	—	—	111	111
Other comprehensive income (loss)
Change in fair value of marketable securities	—	—	—	—	—	—	2,151	—	2,151
Unrealized loss on derivative financial instruments	—	—	—	—	—	—	(6,030)	—	(6,030)
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	136	—	136

Comprehensive income (loss)						(74,443)	(3,743)	111	(78,075)

Issuance of common and restricted shares	—	—	1,673,585	17	12,738	—	—	—	12,755
Issuance of common shares through public offering	—	—	24,544,367	245	467,538	—	—	—	467,783
Repurchase of 27,400 shares of 6.75% Series G Cumulative Redeemable Shares	(27,400)	(685)	—	—	23	25	—	—	(637)
Adjustment for conversion of non-controlling interests of unitholders in operating partnerships	—	—	445,560	4	8,316	—	—	—	8,320
Common stock distributions declared ($0.545 per share)	—	—	—	—	—	(92,331)	—	—	(92,331)
Preferred stock distributions declared-Series E ($0.9966 per share)	—	—	—	—	—	(2,794)	—	—	(2,794)
Preferred stock distributions declared-Series G ($1.265625 per share)	—	—	—	—	—	(4,325)	—	—	(4,325)
Adjustment to reflect redeemable non-controlling redemption value	—	—	—	—	—	(34,021)	—		(34,021)

Balance, September 30, 2010	6,209,374	$131,710	182,128,994	$1,821	$2,437,284	$(895,069)	$(3,741)	$3,652	$1,675,657

See accompanying notes to consolidated financial statements

UDR, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(UNAUDITED)
1. CONSOLIDATION AND BASIS OF PRESENTATION
Consolidation and Basis of Presentation
UDR, Inc., collectively with our consolidated subsidiaries (“we”, “our”, “us”, “the Company” or “UDR”) is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership”), and Heritage Communities L.P. (the “Heritage OP”). As of September 30, 2010, there were 179,909,408 units in the Operating Partnership outstanding, of which 174,369,059 units or 96.9% were owned by UDR and 5,540,349 units or 3.1% were owned by limited partners. The consolidated financial statements of UDR include the non-controlling interests of the unitholders in the Operating Partnership. The consolidated financial statements of UDR include the non-controlling interests of the unitholders in the Heritage OP prior to UDR’s ownership of 100% of the units outstanding in Heritage OP as of December 31, 2009.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of September 30, 2010, and results of operations for the three and nine months ended September 30, 2010 and 2009 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes appearing in UDR’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 25, 2010.
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
The Company evaluated subsequent events through the date its financial statements were issued. No recognized or non-recognized subsequent events were noted except as noted in Note 15.
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
Marketable Securities
Marketable securities represent common stock restricted for trading and debt securities in publicly held companies. These securities are classified as “available for sale” and carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity. Declines in the value of public and private investments that management determines are other than temporary are recorded as a provision for loss on investments. The amortization of any discount and interest income are recorded in “Other Income” on the Consolidated Statements of Operations.
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

Income Taxes
Due to the structure of the Company as a REIT and the nature of the operations for the operating properties, no provision for federal income taxes has been provided for at UDR. Historically, the Company has generally incurred only state and local income, excise and franchise taxes. UDR has elected for certain consolidated subsidiaries to be treated as Taxable REIT Subsidiaries (“TRS”), primarily those engaged in development activities.
Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and timing of expense recognition for certain accrued liabilities. UDR recorded income tax benefit of $2.7 million and $2.6 million from the write-off of income tax payable for the three and nine months ended September 30, 2010, respectively, which are classified on the Consolidated Statements of Operations in the line item entitled “General and Administrative.”
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
UDR had no unrecognized tax benefit, accrued interest or penalties at September 30, 2010. UDR and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years 2005 — 2009 remain open to examination by the major taxing jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in income tax expense.

3. REAL ESTATE OWNED
Real estate assets owned by the Company consist of income producing operating properties, properties under development and land held for future development. As of September 30, 2010 the Company owned and consolidated 172 communities in 10 states plus the District of Columbia totaling 48,409 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of September 30, 2010 and December 31, 2009 (dollar amounts in thousands):

	September 30, 2010	December 31, 2009

Land	$1,885,656	$1,622,838
Depreciable property — held and used:
Building and improvements	4,582,697	4,104,165
Furniture, fixtures and equipment	290,105	248,236
Under development:
Land	27,052	65,525
Construction in progress	67,825	254,232

Held for disposition:
Land	—	12,563
Building and improvements	—	7,089
Furniture, fixtures and equipment	—	399

Real estate owned	$6,853,335	$6,315,047
Accumulated depreciation	(1,560,867)	(1,351,293)

Real estate owned, net	$5,292,468	$4,963,754

The following table summarizes UDR’s real estate community acquisitions for the three and nine months ended September 30, 2010 (dollar amounts in thousands):

				Purchase
Property Name	Market	Acquisition Date	Units	Price (a)

1818 Platinum Triangle	Orange County, CA	August 2010	265	$70,500
Domain Brewers Hill	Baltimore, MD	August 2010	180	46,000
Garrison Square	Boston, MA	September 2010	160	98,000
Marina Pointe	Los Angeles, CA	September 2010	583	157,500
Ridge at Blue Hills	Boston, MA	September 2010	186	40,000

			1,374	$412,000

(a)	The purchase price is the contractual amount paid by UDR to the third party and does not include any costs that the Company incurred in the pursuit of the property.
The $412 million purchase price was allocated $153.6 million to land; $253.5 million to building and improvements; $2.5 million to furniture, fixtures, and equipment; and $2.4 million to intangible assets based on preliminary estimates and are subject to change as we obtain more complete information during the measurement period.
During the three and nine months ended September 30, 2010, the Company also acquired land located in San Francisco, CA with a purchase price of $23.6 million.
The Company incurred $2.7 million of acquisition related costs during the three and nine months ended September 30, 2010, and $13,000 and $274,000 during the three and nine months ended September 30, 2009, respectively. These expenses are classified on the Consolidated Statements of Operations in the line item entitled “General and administrative.”
The Company did not have any acquisitions for the three and nine months ended September 30, 2009.

4. DISCONTINUED OPERATIONS
Discontinued operations represent properties that UDR has either sold or which management believes meet the criteria to be classified as held for sale. In order to be classified as held for sale and reported as discontinued operations, a property’s operations and cash flows have been or will be divested to a third party by the Company whereby UDR will not have any significant continuing involvement in the ownership or operation of the property after the sale or disposition. The results of operations of the property are presented as discontinued operations for all periods presented and do not impact the net earnings reported by the Company. Once a property is deemed as held for sale, depreciation is no longer recorded. However, if the Company determines that the property no longer meets the criteria of held for sale, the Company will recapture any unrecorded depreciation for the property. The assets and liabilities of properties deemed as held for sale are presented separately on the Consolidated Balance Sheets. Properties deemed as held for sale are reported at the lower of their carrying amount or their estimated fair value less the costs to sell the assets.
UDR sold one 149 unit community during the three and nine months ended September 30, 2010. UDR recognized gains for financial reporting purposes of $3.9 million on this sale, which is included in discontinued operations. UDR did not dispose of any communities in the three and nine months ended September 30, 2009. The results of operations for the following properties are classified on the Consolidated Statements of Operations in the line item entitled “Income from discontinued operations.”
The following is a summary of income from discontinued operations for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Rental income	$530	$555	$1,619	$1,667

Rental expenses	231	207	637	607
Property management fee	15	15	45	46
Real estate depreciation	22	134	295	406

	268	356	977	1,059

Income before net gain on the sale of depreciable property	262	199	642	608
Net gain on the sale of depreciable property, excluding RE3	3,878	555	3,999	2,440
RE3 gain on the sale of depreciable property, net of tax	—	46	35	46

Income from discontinued operations	$4,140	$800	$4,676	$3,094

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

Consolidated Joint Ventures
UDR is a partner with an unaffiliated third party in a joint venture (“989 Elements”) which owns and operates a 23-story, 166 home high-rise apartment community in the central business district of Bellevue, Washington. On December 30, 2009, UDR entered into an agreement with our partner to purchase its 49% interest in 989 Elements for $7.7 million. Concurrently, our partner resigned as managing member and appointed UDR as managing member. In addition, our partner relinquished its voting rights and approval rights and its ability to substantively participate in the decision-making process of the joint venture resulting in the consolidation of the joint venture. The joint venture assets and liabilities were recorded at fair value. The fair value of the assets was $55.0 million ($54.8 million of real estate owned and $200,000 of current assets) and the fair value of liabilities was $34.1 million ($33.4 million of a construction loan, net of fair market value adjustment of $1.6 million and $700,000 of current liabilities) at the consolidation date. On December 31, 2009, the Company repaid the outstanding balance of $35.0 million on the construction loan held by 989 Elements. In March 2010, the Company paid $7.7 million and acquired our partner’s 49% interest in the joint venture. At closing of the agreement and at September 30, 2010, the Company’s interest in 989 Elements was 98%.
UDR is a partner with an unaffiliated third party in a joint venture (“Elements Too”) which owns and operates a 274 home apartment community in the central business district of Bellevue, Washington. Construction began in the fourth quarter of 2006 and was completed in the first quarter of 2010. On October 16, 2009, our partner resigned as managing member and appointed UDR as managing member. In addition, our partner relinquished its voting rights and approval rights and its ability to substantively participate in the decision-making process of the joint venture resulting in the consolidation of the joint venture. The joint venture assets and liabilities were recorded at fair value. Prior to consolidation, our equity investment in Elements Too was $24.4 million (net of an $11.0 million equity loss recorded as of December 31, 2009) at October 16, 2009. The fair value of the assets was $100.3 million ($99.5 million of real estate owned and $814,000 of current assets) and the fair value of liabilities was $75.6 million ($70.5 million of a construction loan, $917,000 of a derivative instrument, and $4.2 million of current liabilities). On December 30, 2009, UDR entered into an agreement with our partner to purchase its 49% interest in Elements Too for $3.2 million. In March 2010, the Company paid the outstanding balance of $3.2 million and acquired our partner’s 49% interest in the joint venture. At closing of the agreement and at September 30, 2010, the Company’s interest in Elements Too was 98%. During the nine months ended September 30, 2010, the Company repaid the outstanding balance of $70.5 million on the construction loan held by Elements Too.
UDR is a partner with an unaffiliated third party in a joint venture (“Bellevue”) which owns an operating retail site in Bellevue, Washington. The Company initially planned to develop a 430 home high rise apartment building with ground floor retail on an existing operating retail center. However, during the year ended December 31, 2009, the joint venture decided to continue to operate the retail property as opposed to developing a high rise apartment building on the site. On December 30, 2009, UDR entered into an agreement with our partner to purchase its 49% interest in Bellevue for $5.2 million. In addition, our partner resigned as managing member and appointed UDR as managing member. Concurrent with its resignation, our partner relinquished its voting rights and approval rights and its ability to substantively participate in the decision-making process of the joint venture resulting in the consolidation of the joint venture at fair value. Prior to consolidation, our equity investment in Bellevue was $5.0 million (net of a $5.0 million equity loss recorded as of December 31, 2009). The fair value of the assets was $33.0 million ($32.8 million of real estate owned and $211,000 of current assets) and the fair value of liabilities was $23.0 million ($22.3 million of a mortgage payable, $506,000 of a derivative instrument, and $213,000 of current liabilities). In March 2010, the Company paid $5.2 million and acquired our partner’s 49% interest in the joint venture. At closing of the agreement and at September 30, 2010, the Company’s interest in Bellevue was 98%. At September 30, 2010, the carrying value of the mortgage payable guaranteed by the Company was $22.3 million.
Prior to their consolidation in 2009, we evaluated our investments in these joint ventures when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We considered various factors to determine if a decrease in value of each of these investments is other-than-temporary. In 2009, we recognized a non-cash charge of $16.0 million representing the other-than-temporary decline in fair values below the carrying values of two of the Company’s Bellevue, Washington joint ventures. The Company did not recognize any other-than-temporary decrease in the value of its other investments in unconsolidated joint ventures during the three and nine months ended September 30, 2010.

The activities and accounts of these joint ventures are included in the Company’s consolidated financial position as of September 30, 2010 and December 31, 2009, consolidated results of operations for the three and nine months ended September 30, 2010, and consolidated cash flows for the nine months ended September 30, 2010.
Unconsolidated Joint Ventures
The Company recognizes earnings or losses from our investments in unconsolidated joint ventures consisting of our proportionate share of the net earnings or loss of the joint venture. In addition, we may earn fees for providing management services to the unconsolidated joint ventures. As of September 30, 2010, UDR had investments in the following unconsolidated joint ventures which are accounted for under the equity method of accounting.
In August 2009, UDR and an unaffiliated third party formed a jointed venture for the investment of up to $450.0 million in multifamily properties located in key, high barrier to entry markets. The partners will contribute equity of $180.0 million of which the Company’s maximum equity will be 30% or $54.0 million when fully invested. During the quarter ended June 30, 2010, the joint venture acquired its first property (151 homes) located in Metropolitan Washington D.C. for $43.1 million. At closing and at September 30, 2010, the Company owned 30%. Our investment at September 30, 2010 and December 31, 2009 was $5.3 million and $242,000, respectively.
In November 2007, UDR and an unaffiliated third party formed a joint venture which owns and operates 10 operating properties located in Texas (3,992 homes). UDR contributed cash and property equal to 20% of the fair value of the properties. The unaffiliated member contributed cash equal to 80% of the fair value of the properties comprising the joint venture, which was then used to purchase the nine operating properties from UDR. Our initial investment was $20.4 million. Our investment at September 30, 2010 and December 31, 2009 was $11.1 million and $13.9 million, respectively.
We evaluate our investments in unconsolidated joint ventures when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. During the three and nine months ended September 30, 2010, the Company did not recognize any other-than-temporary decreases in the value of its investments in unconsolidated joint ventures.
Summary financial information relating to 100% of all the unconsolidated joint ventures operations (not just our proportionate share), is presented below for the three and nine months ended September 30, (dollars in thousands):

	2010	2009 (a)

For the three months ended September 30,:
Revenues	$11,015	$11,417
Real estate depreciation and amortization	5,753	5,474
Net loss	(3,945)	(4,761)

For the nine months ended September 30,:
Revenues	$31,647	$34,454
Real estate depreciation and amortization	16,322	15,861
Net loss	(12,610)	(11,188)

(a)	Includes results of operations of joint ventures subsequently consolidated during the fourth quarter of 2009. See “Consolidated Joint Ventures” above.

The combined summary balance sheets relating to 100% of all the unconsolidated joint ventures (not just our proportionate share) are presented below as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30,	December 31,
	2010	2009
Real estate, net	$350,073	$320,786
Total assets	360,758	332,694
Amount due to UDR	839	779
Third party debt	280,000	254,000
Total liabilities	289,935	265,091
Equity	70,823	67,603
As of September 30, 2010, the Company had deferred profit from the sale of properties of $28.8 million, which the Company will not recognize until the underlying property is sold to a third party. The Company recognized $453,000 and $1.5 million and $466,000 and $1.5 million of management fees for our involvement in the joint ventures for the three and nine months ended September 30, 2010 and 2009, respectively.
The Company may, in the future, make additional capital contributions to certain of our joint ventures should additional capital contributions be necessary to fund acquisitions and operating shortfalls.
6. SECURED DEBT
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification of the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument. Secured debt on continuing operations, which encumbers $3.2 billion or 47% of UDR’s real estate owned based upon book value ($3.6 billion or 53% of UDR’s real estate owned is unencumbered) consists of the following as of September 30, 2010 (dollars in thousands):

			Nine Months Ended September 30, 2010
	Principal Outstanding		Weighted	Weighted	Number of
	September 30,	December 31,	Average	Average	Communities
	2010	2009	Interest Rate	Years to Maturity	Encumbered
Fixed Rate Debt
Mortgage notes payable	$344,048	$506,203	5.18%	2.7	10
Tax-exempt secured notes payable	13,325	13,325	5.30%	20.4	1
Fannie Mae credit facilities	948,002	949,971	5.40%	6.3	14

Total fixed rate secured debt	1,305,375	1,469,499	5.34%	5.5	25

Variable Rate Debt
Mortgage notes payable	385,284	243,810	2.34%	3.0	14
Tax-exempt secured note payable	94,700	27,000	1.09%	19.5	2
Fannie Mae credit facilities	260,451	249,125	1.68%	5.4	35

Total variable rate secured debt	740,435	519,935	1.95%	5.9	51

Total secured debt	$2,045,810	$1,989,434	4.11%	5.7	76

UDR has five secured credit facilities with Fannie Mae with an aggregate commitment of $1.4 billion at September 30, 2010. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at our option. We have $948.0 million of the funded balance fixed at a weighted average interest rate of 5.4% and the remaining balance on these facilities is currently at a weighted average variable rate of 1.7%.

	September 30, 2010	December 31, 2009
	(dollar amounts in thousands)

Borrowings outstanding	$1,208,453	$1,199,096
Weighted average borrowings during the period ended	1,206,806	1,033,658
Maximum daily borrowings during the period ended	1,209,739	1,199,322
Weighted average interest rate during the period ended	4.6%	4.6%
Weighted average interest rate at the end of the period	4.6%	4.6%
The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair market adjustment was a net discount of $779,000 and $987,000 at September 30, 2010 and December 31, 2009, respectively.
Fixed Rate Debt
Mortgage notes payable. Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from January 2011 through February 2017 and carry interest rates ranging from 2.66% to 6.60%. Mortgage notes payable includes debt associated with development activities.
Tax-exempt secured notes payable. Fixed rate mortgage notes payable that secure tax-exempt housing bond issues mature in March 2031 and carry an interest rate of 5.30%. Interest on these notes is payable in semi-annual installments.
Secured credit facilities. At September 30, 2010, the Company had $948.0 million outstanding of fixed rate secured credit facilities with Fannie Mae with a weighted average fixed interest rate of 5.40%.
Variable Rate Debt
Mortgage notes payable. Variable rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from January 2011 through April 2016. The mortgage notes payable are based on LIBOR plus basis points, which translate into interest rates ranging from 0.98% to 5.25% at September 30, 2010.
Tax-exempt secured notes payable. The variable rate mortgage notes payable that secure tax-exempt housing bond issues mature at various dates from August 2019 and March 2030. Interest on these notes is payable in monthly installments. The variable mortgage notes have interest rates ranging from 1.07% to 1.10% as of September 30, 2010.
Secured credit facilities. At September 30, 2010, the Company had $260.5 million outstanding of variable rate secured credit facilities with Fannie Mae with a weighted average floating interest rate of 1.68%.

The aggregate maturities, including amortizing principal payments, of our secured debt due during each of the next five calendar years and thereafter are as follows (dollars in thousands):

	Fixed			Variable
	Mortgage	Tax Exempt	Credit	Mortgage	Tax Exempt	Credit
	Notes	Notes Payable	Facilities	Notes	Notes Payable	Facilities	Total

2010	$909	$—	$684	$—	$—	$—	$1,593
2011	129,868	—	52,808	110,524	—	39,513	332,713
2012	57,390	—	177,944	58,621	—	59,529	353,484
2013	62,010	—	38,631	38,509	—	—	139,150
2014	381	—	3,328	101,102	—	—	104,811
Thereafter	93,490	13,325	674,607	76,528	94,700	161,409	1,114,059

Total	$344,048	$13,325	$948,002	$385,284	$94,700	$260,451	$2,045,810

7. UNSECURED DEBT
A summary of unsecured debt as of September 30, 2010 and December 31, 2009 is as follows (dollars in thousands):

	September 30,	December 31,
	2010	2009
Commercial Banks
Borrowings outstanding under an unsecured credit facility due July 2012 (a)	$112,600	$189,300

Senior Unsecured Notes
3.90% Medium-Term Notes due March 2010 (includes premium of $34)	—	50,034
3.63% Convertible Senior Notes due September 2011 (net of discount of $1,497 and $3,351) (b), (d), (h)	95,602	122,984
5.00% Medium-Term Notes due January 2012	100,000	100,000
3.02% Term Notes due December 2013 (c)	100,000	100,000
6.05% Medium-Term Notes due June 2013	122,500	122,500
5.13% Medium-Term Notes due January 2014 (e)	184,000	184,000
5.50% Medium-Term Notes due April 2014 (net of discount of $243 and $295) (e)	128,257	128,205
5.25% Medium-Term Notes due January 2015 (includes net discount of $551 and premium $177) (e),(f)	324,624	175,352
5.25% Medium-Term Notes due January 2016 (e)	83,260	83,260
8.50% Debentures due September 2024	15,644	15,644
4.00% Convertible Senior Notes due December 2035 (net of discount of $416 and $1,916) (g), (h)	167,334	165,834
Other	39	42

	1,321,260	1,247,855

	$1,433,860	$1,437,155

(a)	We have a $600 million unsecured revolving credit facility that matures in July 2012. Under certain circumstances, we may increase the $600 million credit facility to $750 million. Based on our current credit rating, the $600 million credit facility carries an interest rate equal to LIBOR plus 47.5 basis points. In addition, the unsecured credit facility contains a provision that allows us to bid up to 50% of the commitment and we can bid out the entire unsecured credit facility once per quarter so long as we maintain an investment grade rating.

(b)	Subject to the restrictions on ownership of our common stock and certain other conditions, at any time on or after July 15, 2011 and prior to the close of business on the second business day prior to the maturity date of September 15, 2011, and also following the occurrence of certain events, holders of outstanding 3.625% notes may convert their notes into cash and, if applicable, shares of our common stock, at the conversion rate in effect at such time. Upon conversion of the notes, UDR will deliver cash and common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 trading day observation period. The initial conversion rate for each $1,000 principal amount of notes was 26.6326 shares of our common stock (equivalent to an initial conversion price of approximately $37.55 per share), subject to adjustment under certain circumstances. The Company’s Special Dividend paid in January 2009 met the criteria to adjust the conversion rate and resulted in an adjusted conversion rate of 29.0207 shares of our common stock for each $1,000 of principal (equivalent to a conversion price of approximately $34.46 per share). If UDR undergoes certain change in control transactions, holders of the 3.625% notes may require us to repurchase their notes in whole or in part for cash equal to 100% of the principal amount of the notes to be repurchased plus any unpaid interest accrued to the repurchase date. In connection with the issuance of the 3.625% notes, UDR entered into a capped call transaction covering approximately 6.7 million shares of our common stock, subject to anti-dilution adjustments similar to those contained in the notes. The capped call expires on the maturity date of the 3.625% notes. The capped call transaction combines a purchased call option with a strike price of $37.548 with a written call option with a strike price of $43.806. The capped call transaction effectively increased the initial conversion price to $43.806 per share, representing a 40% conversion premium. The net cost of approximately $12.6 million of the capped call transaction was included in stockholders’ equity.

(c)	The Company had an interest rate swap agreement related to these notes, which expired during the three months ended March 31, 2010. The notes carried a variable interest rate of 3.02% at September 30, 2010 and a fixed interest rate of 6.26% at December 31, 2009.

(d)	During the nine months ended September 30, 2010, the Company repurchased some of its 3.625% convertible Senior Notes in open market purchases. As a result of these transactions, we retired debt with a notional value of $29.2 million for $29.4 million of cash. Consistent with our accounting policy, the Company expensed $206,000 of unamortized financing costs and $599,000 of unamortized discount on convertible debt as a result of these debt retirements for the nine months ended September 30, 2010. The loss of $1.0 million is included within a separate component of interest expense on our Consolidated Statements of Operations for the nine months ended September 30, 2010.

(e)	During the nine months ended September 30, 2009, the Company repurchased several different tranches of its unsecured debt in open market purchases. As a result of these transactions, we retired debt with a notional value of $238.9 million for $222.3 million of cash. Consistent with our accounting policy, the Company expensed $3.4 million of unamortized discount on convertible debt as a result of these debt retirements for the nine months ended September 30, 2009. The gains of $9.8 million are presented as a separate component of interest expense on our Consolidated Statements of Operations for the three and nine months ended September 30, 2009.

(f)	On December 7, 2009, the Company entered into an Amended and Restated Distribution Agreement with respect to the issue and sale by the Company from time to time of its Medium-Term Notes, Series A Due Nine Months or More From Date of Issue. During the three months ended March 31, 2010, the Company issued $150 million of 5.25% senior unsecured medium-term notes under the Amended and Restated Distribution Agreement. These notes were priced at 99.46% of the principal amount at issuance and had a discount of $701,000 at September 30, 2010.

(g)	Holders of the outstanding 4.00% notes may require us to repurchase their notes in whole or in part on January 15, 2011, December 15, 2015, December 15, 2020, December 15, 2025 and December 15, 2030, or upon the occurrence of a fundamental change, for cash equal to 100% of the principal amount of the notes to be repurchased plus any accrued and unpaid interest. On or after January 15, 2011, UDR will have the right to redeem the 4.00% notes in whole or in part, at any time or from time to time, for cash equal to 100% of the principal amount of the notes to be redeemed plus any accrued and unpaid interest. Subject to the restrictions on ownership of shares of our common stock and certain other conditions, holders of the 4.00% notes may convert their notes, into cash and, if applicable, shares of our common stock, at the conversion rate in effect at such time, as follows: (i) prior to the close of business on the second business day immediately preceding the stated maturity date at any time on or after December 15, 2030, and (ii) prior to December 15, 2030 under certain specified circumstances. The initial conversion rate for the notes was 35.2988 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $28.33 per share), subject to adjustment under certain circumstances. The Company’s Special Dividend paid in January 2009 met the criteria to adjust the conversion rate and the conversion rate was adjusted to 38.7123 shares of our common stock for each $1,000 of principal (equivalent to a conversion price of approximately $25.83 per share).

(h)	Effective January 1, 2009, the Company adopted guidance that applies to all convertible debt instruments that have a “net settlement feature”, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. This guidance requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. The adoption impacted the historical accounting for the 3.625% convertible senior notes due September 2011 and the 4.00% convertible senior notes due December 2035, and resulted in increased interest expense of $859,000 and $2.8 million and $967,000 and $3.3 million for the three and nine months ended September 30, 2010 and 2009, respectively.
The following is a summary of short-term bank borrowings under UDR’s bank credit facility at September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30,	December 31,
	2010	2009

Total revolving credit facility	$600,000	$600,000
Borrowings outstanding at end of period (1)	112,600	189,300
Weighted average daily borrowings during the period ended	150,342	83,875
Maximum daily borrowings during the period ended	337,600	279,400
Weighted average interest rate during the period ended	0.8%	0.9%
Weighted average interest rate at the end of the period	0.8%	0.7%

(1)	Excludes $8.0 million of letters of credit at September 30, 2010
The convertible notes are convertible at the option of the holder, and as such are presented as if the holder will convert the debt instrument at the earliest available date. The aggregate maturities of unsecured debt for the five years subsequent to September 30, 2010 are as follows (dollars in thousands):

	Bank	Unsecured
	Lines	Debt	Total

2010	$—	$—	$—
2011 (a)	—	262,743	262,743
2012	112,600	199,808	312,408
2013	—	122,308	122,308
2014	—	312,353	312,353
Thereafter	—	424,048	424,048

	$112,600	$1,321,260	$1,433,860

(a)	The convertible debt balances have been adjusted to reflect the effect of guidance adopted effective January 2009. Excluding the adjustment, the total maturities in 2011 would be $262.9 million.
Our debt instruments contain covenants that we were in compliance with at September 30, 2010.
On September 30, 2010, the Operating Partnership guaranteed certain outstanding debt securities of UDR, Inc. These guarantees provide that the Operating Partnership, as primary obligor and not merely as surety, irrevocably and unconditionally guarantees to each holder of the applicable securities and to the trustee and their successors and assigns under the respective indenture (a) the full and punctual payment when due, whether as stated maturity, by acceleration or otherwise, of all obligations of the Company under the respective indenture whether for principal or interest on the securities (and premium, if any), and all other monetary obligations of the Company under the respective indenture and the terms of the applicable securities and (b) the full and punctual performance within the applicable grace periods of all other obligations of the Company under the respective indenture and the terms of applicable securities.

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
The following table sets forth the computation of basic and diluted loss per share for the periods presented (amounts in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Numerator for loss per share — basic and diluted:
Net loss attributable to common stockholders	$(26,134)	$(40,776)	$(81,537)	$(71,063)

Denominator for loss per share — basic and diluted:
Weighted average common shares outstanding	167,056	150,801	162,294	148,932
Non-vested restricted stock awards	(1,653)	(801)	(1,453)	(1,049)

Denominator for basic and diluted loss per share	165,403	150,000	160,841	147,883

Loss per share — basic and diluted	$(0.16)	$(0.27)	$(0.51)	$(0.48)

The effect of the conversion of the OP Units, convertible preferred stock, convertible debt, stock options and restricted stock is not dilutive and is therefore not included in the above calculations as the Company reported a loss from continuing operations.
If the OP Units were converted to common stock, the additional weighted average common shares outstanding for the three and nine months ended September 30, 2010 and 2009, would be 5,615,619 and 5,850,432 and 6,317,556 and 6,889,816 respectively.
The effect of the conversion of the Series E Out-Performance Partnership Shares (the Series E Out-Performance Program terminated on December 31, 2009) is not dilutive for the three and nine months ended September 30, 2009 and is not included in the above calculations as the Company reported a loss from continuing operations.
If the convertible preferred stock were converted to common stock, the additional shares of common stock outstanding for the three and nine months ended September 30, 2010 and 2009 would be 3,035,548 weighted average common shares.
The dilution from unvested restricted stock and stock options would be an additional 2,425,654 and 2,209,025, and 844,219 and 320,905 weighted average common shares for the three and nine months ended September 30, 2010 and 2009, respectively.

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
The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of September 30, 2010 and December 31, 2009 are summarized as follows (dollars in thousands):

		Fair Value at September 30, 2010 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
	September 30, 2010	(Level 1)	(Level 2)	(Level 3)

Description:

Available-for-sale debt securities — Corporate debt	$39,488	$39,488	$—	$—
Available-for-sale equity securities — Real Estate Industry	2,385	2,385

Total available-for-sale securities	41,873	41,873
Derivatives — Interest rate contracts (c)	279	—	279	—

Total assets	$42,152	$41,873	$279	$—

Derivatives — Interest rate contracts (c)	$10,133	$—	$10,133	$—
Contingent purchase consideration (d)	5,402	—	—	5,402
Secured debt instruments — fixed rate: (a)
Mortgage notes payable	363,566	—	—	363,566
Tax-exempt secured notes payable	16,423	—	—	16,423
Fannie Mae credit facilities	1,006,860	—	—	1,006,860
Secured debt instruments- variable rate: (a)
Mortgage notes payable	385,284	—	—	385,284
Tax-exempt secured notes payable	94,700	—	—	94,700
Fannie Mae credit facilities	260,451	—	—	260,451
Unsecured debt instruments: (b)
Commercial bank	112,600	—	—	112,600
Senior Unsecured Notes	1,391,996	—	—	1,391,996

Total liabilities	$3,647,415	$—	$10,133	$3,637,282

		Fair Value at December 31, 2009 Using
		Quoted Prices in	Significant
		Active Markets for	Other	Significant
		Identical Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Description:

Available-for-sale debt securities — Corporate debt	$37,650	$37,650	$—	$—
Derivatives — Interest rate contracts (c)	2,294	—	2,294	—

Total assets	$39,944	$37,650	$2,294	$—

Derivatives — Interest rate contracts (c)	$5,947	$—	$5,947	$—

Secured debt instruments — fixed rate: (a)
Mortgage notes payable	516,578	—	—	516,578
Tax-exempt secured notes payable	13,540	—	—	13,540
Fannie Mae credit facilities	952,468	—	—	952,468
Secured debt instruments — variable rate: (a)
Mortgage notes payable	243,810	—	—	243,810
Tax-exempt secured notes payable	27,000	—	—	27,000
Fannie Mae credit facilities	249,125	—	—	249,125
Unsecured debt instruments: (b)
Commercial bank	189,300	—	—	189,300
Senior Unsecured Notes	1,236,515	—	—	1,236,515

Total liabilities	$3,434,283	$—	$5,947	$3,428,336

(a)	See Note 6, “Secured Debt”

(b)	See Note 7, “Unsecured Debt”

(c)	See Note 10, “Derivatives and Hedging Activity”

(d)	As of June 30, 2010, the Company accrued a liability of $6.0 million related to a contingent purchase consideration on one of its properties. The contingent consideration was determined based on the fair market value of the related asset which is estimated using Level 3 inputs utilized in a third party appraisal. During the quarter ended September 30, 2010, the Company paid approximately $635,000 of the liability.
Financial Instruments Carried at Fair Value
The fair values of the corporate debt securities and equity securities are determined by Level 1 inputs which utilize quoted prices in active markets where we have the ability to access values for identical assets.

The cost, gross unrealized gains and fair values of the Company’s investments at September 30, 2010 and December 31, 2009 are as follows (dollars in thousands):

	Corporate debt	Corporate equity	Total available-for-
	securities- U.S.	securities- U.S.	sale securities

As of September 30, 2010:

Cost (a)	$34,763	$374	$35,137
Gross unrealized gains	4,725	2,011	6,736

Estimated fair value (net carrying amount)	$39,488	$2,385	$41,873

As of December 31, 2009:

Cost (a)	$33,066	$—	$33,066
Gross unrealized gains	4,584	—	4,584

Estimated fair value (net carrying amount)	$37,650	$—	$37,650

(a)	Amortized cost is presented for corporate debt securities.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2010 and 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Financial Instruments Not Carried at Fair Value
At September 30, 2010, the fair values of cash and cash equivalents, restricted cash, notes receivable, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. In 2009, we recognized a non-cash charge of $16.0 million representing the other-than-temporary decline in fair values below the carrying values of two of our unconsolidated joint ventures. The Company did not recognize any other-than-temporary decrease in the value of its other investments in unconsolidated joint ventures during the three and nine months ended September 30, 2010.
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
10. DERIVATIVES AND HEDGING ACTIVITY
Risk Management Objective of Using Derivatives
The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company may enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated Other Comprehensive Income/(Loss)” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2010 and 2009, the Company recorded less than a $1,000 loss of ineffectiveness in earnings attributable to reset date and index mismatches between the derivative and the hedged item, and the fair value of interest rate swaps that were not zero at inception of the hedging relationship.

Amounts reported in “Accumulated Other Comprehensive Income/(Loss)” related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through September 30, 2011, the Company estimates that an additional $5.7 million will be reclassified as an increase to interest expense.
As of September 30, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

	Number of
Interest Rate Derivative	Instruments	Notional
Interest rate swaps	12	$424,880

Interest rate caps	3	$137,004
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging (formerly SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”). Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in losses of $468,000 and $1.1 million for the three and nine months ended September 30, 2010, and gains of $20,000 and $685,000 for the three and nine months ended September 30, 2009, respectively. As of September 30, 2010, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollar amounts in thousands):

	Number of
Product	Instruments	Notional
Interest rate caps	5	$309,984
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 (amounts in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance	September 30,	December 31,	Balance	September 30,	December 31,
	Sheet Location	2010	2009	Sheet Location	2010	2009
Derivatives designated as hedging instruments:
Interest Rate Products	Other Assets	$132	$1,348	Other Liabilities	$10,133	$5,282

Total derivatives designated as hedging instruments		$132	$1,348		$10,133	$5,282

Derivatives not designated as hedging instruments:
Interest Rate Products	Other Assets	$147	$946	Other Liabilities	$—	$665

Total derivatives not designated as hedging instruments		$147	$946		$—	$665

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 (dollar amounts in thousands):

						Location of Gain or	Amount of Gain or (Loss)
				Amount of Gain or (Loss)		(Loss Recognized in	Recognized in Income on
	Amount of Gain or (Loss)		Location of Gain or	Reclassified from		Income on Derivative	Derivative (Ineffective
	Recognized in OCI on		(Loss) Reclassified	Accumulated OCI into		(Ineffective Portion	Portion and Amount
	Derivative (Effective		from Accumulated	Income (Effective		and Amount	Excluded from
Derivatives in Cash Flow	Portion)		OCI into Income	Portion)		Excluded from	Effectiveness Testing)
Hedging Relationships	2010	2009	(Effective Portion)	2010	2009	Effectiveness Testing)	2010	2009

For the three months ended September 30,

Interest rate products	$(4,751)	$(3,340)	Interest expense	$(1,559)	$(3,386)	Other expense	$—	$—

Total	$(4,751)	$(3,340)		$(1,559)	$(3,386)		$—	$—

For the nine months ended September 30,

Interest rate products	$(11,220)	$(3,815)	Interest expense	$(5,191)	$(9,170)	Other expense	$(1)	$—

Total	$(11,220)	$(3,815)		$(5,191)	$(9,170)		$(1)	$—

* NOTE:	The Company recorded less than $1,000 of ineffectiveness during the three and six months ended June 30, 2010 and 2009.

	Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized in
	Recognized in Income on	Income on Derivative
Derivatives Not Designated as Hedging Instruments	Derivative	2010	2009

For the three months ended September 30,
Interest Rate Products	Other income / (expense)	$(468)	$20

Total		$(468)	$20

For the nine months ended September 30,
Interest Rate Products	Other income / (expense)	$(1,115)	$685

Total		$(1,115)	$685

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

As of September 30, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $10.7 million. As of September 30, 2010, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2010, it would have been required to settle its obligations under the agreements at their termination value of $10.7 million.
11. OTHER COMPREHENSIVE INCOME/(LOSS)
During the three and nine months ended September 30, 2010 and 2009, components of comprehensive income/(loss) consisted of an unrealized gain of $3.1 million and $2.2 million and $2.5 million and $4.5 million, respectively, from the mark-to-market of marketable securities classified as available-for-sale and an unrealized (loss)/gain of ($3.2 million) and ($6.0 million) and $46,000 and $5.4 million, respectively, from derivative financial instruments. The Company allocated a pro-rata share of gain/(loss) of $1,000 and $136,000 and ($123,000) and ($662,000) to redeemable non-controlling interests for the three and nine months ended September 30, 2010 and 2009, respectively. Total comprehensive loss for the three and nine months ended September 30, 2010 and 2009 was $23.9 million and $78.1 million and $35.5 million and $53.3 million, respectively.
12. STOCK BASED COMPENSATION
Effective January 1, 2006, the Company adopted the modified prospective method for stock based compensation. During the three and nine months ended September 30, 2010 and 2009, we recognized $3.1 million and $9.1 million, and $1.7 million and $5.9 million, respectively, as stock based compensation expense, which is inclusive of awards granted to our outside directors.
13. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
The following summarizes the Company’s real estate commitments at September 30, 2010 (dollars in thousands):

	Number of	Costs Incurred	Expected Costs
	Properties	to Date	to Complete

Wholly owned — under development	2	$94,877	$56,823
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
UDR owns and operates multifamily apartment communities that generate rental and other property related income through the leasing of apartment homes to a diverse base of tenants. The primary financial measures for UDR’s apartment communities are rental income and net operating income (“NOI”). Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. NOI is defined as total revenues less direct property operating expenses. UDR’s chief operating decision maker utilizes NOI as the key measure of segment profit or loss.
UDR’s two reportable segments are same communities and non-mature/other communities:
•	Same communities represent those communities acquired, developed, and stabilized prior to July 1, 2009, and held as of September 30, 2010. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
•	Non-mature/other communities represent those communities that were acquired or developed in 2008, 2009 or 2010, sold properties, redevelopment properties, properties classified as real estate held for disposition, condominium conversion properties, joint venture properties, properties managed by third parties and the non-apartment components of mixed use properties.
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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three and nine months ended September 30, 2010 and 2009.

The accounting policies applicable to the operating segments described above are the same as those described in Note 2, “Significant Accounting Policies.” The following table details rental income and NOI for UDR’s reportable segments for the three and nine months ended September 30, 2010 and 2009, and reconciles NOI to loss from continuing operations per the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Reportable apartment home segment rental income
Same Communities
Western Region	$58,489	$59,687	$174,576	$180,645
Mid-Atlantic Region	39,853	38,768	118,073	116,371
Southeastern Region	29,803	29,816	89,126	90,380
Southwestern Region	12,951	12,739	38,617	38,584
Non-Mature communities/Other	19,229	9,301	45,483	26,789

Total segment and consolidated rental income	$160,325	$150,311	$465,875	$452,769

Reportable apartment home segment NOI
Same Communities
Western Region	$39,837	$41,460	$119,965	$126,706
Mid-Atlantic Region	26,903	26,192	79,951	79,560
Southeastern Region	18,426	17,897	55,413	55,175
Southwestern Region	7,504	7,020	22,565	21,570
Non-Mature communities/Other	10,358	5,627	23,411	15,623

Total segment and consolidated NOI	103,028	98,196	301,305	298,634

Reconciling items:
Non-property income	2,195	1,627	7,571	10,609
Property management	(4,409)	(4,134)	(12,812)	(12,452)
Other operating expenses	(1,396)	(1,437)	(4,338)	(5,110)
Depreciation and amortization	(75,591)	(69,695)	(221,524)	(207,747)
Interest, net	(38,257)	(38,640)	(113,068)	(103,025)
Storm related income/(expense)	52	—	(669)	(127)
General and administrative	(12,046)	(8,673)	(31,258)	(27,189)
Other depreciation and amortization	(1,224)	(858)	(3,755)	(3,730)
Loss from unconsolidated entities	(835)	(16,742)	(2,757)	(18,187)
Net gain on sale of depreciable property	3,878	601	4,034	2,486
Non-controlling interests	839	1,779	2,828	3,175

Net loss attributable to UDR, Inc.	$(23,766)	$(37,976)	$(74,443)	$(62,663)

The following table details the assets of UDR’s reportable segments as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30,	December 31,
	2010	2009
Reportable apartment home segment assets:
Same communities:
Western Region	$2,539,167	$2,527,332
Mid-Atlantic Region	1,309,837	1,302,949
Southeastern Region	946,619	936,874
Southwestern Region	485,747	481,384
Non-mature communities/Other	1,571,965	1,066,508

Total segment assets	6,853,335	6,315,047
Accumulated depreciation	(1,560,867)	(1,351,293)

Total segment assets — net book value	5,292,468	4,963,754

Reconciling items:
Cash and cash equivalents	10,107	5,985
Marketable securities	41,873	37,650
Restricted cash	14,879	8,879
Deferred financing costs, net	26,225	26,601
Notes receivable	7,800	7,800
Investment in unconsolidated joint ventures	16,391	14,126
Other assets	67,615	67,822

Total consolidated assets	$5,477,358	$5,132,617

Capital expenditures related to our same communities totaled $11.7 million and $34.2 million and $13.0 million and $40.4 million for the three and nine months ended September 30, 2010 and 2009, respectively. Capital expenditures related to our non-mature/other communities totaled $1.0 million and $2.8 million and $800,000 and $3.5 million for the three and nine months ended September 30, 2010 and 2009, respectively.
Markets included in the above geographic segments are as follows:
i.	Western — Orange County, San Francisco, Seattle, Monterey Peninsula, Los Angeles, San Diego, Inland Empire, Sacramento, and Portland
ii.	Mid-Atlantic — Metropolitan DC, Richmond, Baltimore, Norfolk, and Other Mid-Atlantic

iii.	Southeastern — Tampa, Orlando, Nashville, Jacksonville, and Other Florida

iv.	Southwestern — Dallas, Phoenix, Austin, and Houston
15. SUBSEQUENT EVENT
On November 5, 2010, the Company acquired The Hanover Company’s (“Hanover”) partnership interests in the Hanover/MetLife Master Limited Partnership (the “Partnership”). The Partnership owns a portfolio of 26 operating communities containing 5,748 homes and 11 land parcels with the potential to develop approximately 2,300 additional homes. Under the terms of the Partnership, UDR will act as the general partner and earn fees for property and asset management and financing transactions.
In consideration for its Partnership interest, UDR will pay $63 million at closing, and has agreed to pay the balance to Hanover with two interest free installments in the amounts of $20 million and $10 million on the first and second anniversaries of the closing, respectively.
UDR has agreed to indemnify Hanover for losses that may arise from $506 million recourse loans which are secured by a security interest in the operating community subject to the loan. The loans are to the sub-tier partnerships which own the 26 operating communities. The Company anticipates that these loans will be refinanced by the Partnership over the next twelve months.

[This page is intentionally left blank.]

UNITED DOMINION REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)

	September 30,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS

Real estate owned:
Real estate held for investment	$3,690,580	$3,640,888
Less: accumulated depreciation	(842,467)	(717,892)

Total real estate owned, net of accumulated depreciation	2,848,113	2,922,996
Cash and cash equivalents	924	442
Restricted cash	7,401	6,865
Deferred financing costs, net	7,686	8,727
Other assets	21,358	22,037

Total assets	$2,885,482	$2,961,067

LIABILITIES AND CAPITAL

Secured debt	$1,131,615	$1,122,198
Note payable due to General Partner	71,547	71,547
Real estate taxes payable	13,015	8,561
Accrued interest payable	531	933
Security deposits and prepaid rent	12,705	13,728
Distributions payable	33,559	32,642
Deferred gains on the sale of depreciable property	63,838	63,838
Accounts payable, accrued expenses, and other liabilities	36,111	25,872

Total liabilities	1,362,921	1,339,319

Capital:
Partners’ capital:
Operating partnership units: 179,909,408 OP units outstanding:
General partner: 110,883 OP units outstanding	1,385	1,456
Limited partners: 179,798,525 OP units outstanding	2,083,390	2,199,450
Accumulated other comprehensive loss	(8,955)	(3,153)

Total partners’ capital	2,075,820	2,197,753
Receivable due from General Partner	(565,354)	(588,185)
Non-controlling interest	12,095	12,180

Total capital	1,522,561	1,621,748

Total liabilities and capital	$2,885,482	$2,961,067

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES
Rental income	$88,222	$87,745	$261,517	$267,005
Non-property income:
Other income	65	11	1,621	5,667

Total revenues	88,287	87,756	263,138	272,672

EXPENSES
Rental expenses:
Real estate taxes and insurance	10,700	10,863	32,302	32,592
Personnel	7,477	6,835	21,444	20,437
Utilities	4,783	4,471	13,670	13,091
Repair and maintenance	5,099	4,476	13,686	12,774
Administrative and marketing	1,878	1,936	5,376	5,549
Property management	2,426	2,413	7,192	7,343
Other operating expenses	1,244	1,222	3,712	3,679
Real estate depreciation and amortization	41,674	41,606	124,797	125,077
Interest expense:
Interest on secured debt	13,134	12,538	38,963	35,136
Interest on note payable due to General Partner	106	1,257	318	3,772
General and administrative	8,355	3,656	19,010	11,467

Total expenses	96,876	91,273	280,470	270,917

(Loss)/income from continuing operations	(8,589)	(3,517)	(17,332)	1,755
Income from discontinued operations	27	146	124	1,562

Consolidated net (loss)/income	(8,562)	(3,371)	(17,208)	3,317
Net loss attributable to non-controlling interests	(9)	—	(44)	—

Net (loss)/income attributable to OP unitholders	$(8,571)	$(3,371)	$(17,252)	$3,317

Earnings per OP unit- basic and diluted:
(Loss)/income from continuing operations attributable to OP unitholders	$(0.05)	$(0.02)	$(0.10)	$0.01
Income from discontinued operations	$0.00	$0.00	$0.00	$0.01
(Loss)/income attributable to OP unitholders	$(0.05)	$(0.02)	$(0.10)	$0.02

Weighted average OP units outstanding	179,909	179,909	179,909	178,449
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for unit data)
(unaudited)

	Nine Months Ended September 30,
	2010	2009

Operating Activities
Consolidated net (loss)/income	$(17,208)	$3,317
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	124,797	125,077
Income from discontinued operations	(124)	(1,562)
Write off of bad debt	1,220	1,647
Amortization of deferred financing costs and other	1,181	1,285
Changes in operating assets and liabilities:
Decrease in operating assets	(1,019)	(231)
Increase/(decrease) in operating liabilities	13,034	(1,618)

Net cash provided by operating activities	121,881	127,915

Investing Activities
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(43,809)	(53,007)

Net cash used in investing activities	(43,809)	(53,007)

Financing Activities
Net repayments and distributions to UDR, Inc.	(82,493)	(318,995)
Proceeds from the issuance of secured debt	11,326	267,345
Payments on secured debt	(1,910)	(15,793)
Payment of financing costs	(140)	(2,701)
OP unit redemption	(327)	—
Distributions paid to non-affiliated partnership unitholders	(4,046)	(4,682)

Net cash used in financing activities	(77,590)	(74,826)

Net increase in cash and cash equivalents	482	82
Cash and cash equivalents, beginning of period	442	3,590

Cash and cash equivalents, end of period	$924	$3,672

Supplemental Information:
Interest paid during the year, net of amounts capitalized	$39,115	$33,534
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(unaudited)

			UDR, Inc.		Accumulated Other	Total	Receivable due
	Class A Limited	Limited		General	Comprehensive	Partnership	from General	Non-Controlling
	Partner	Partners	Limited Partner	Partner	Income/(Loss)	Capital	Partner	Interest	Total

Balance, January 1, 2010	$28,797	$69,622	$2,101,031	$1,456	$(3,153)	$2,197,753	$(588,185)	$12,180	$1,621,748

Distributions	(1,746)	(2,217)	(94,856)	(60)	—	(98,879)	—	—	(98,879)

OP Unit Redemptions for common shares of UDR	—	(8,106)	8,106	—	—	—	—	—	—

OP Unit Redemptions for cash	—	(327)	327	—	—	—	—	—	—

Adjustment to reflect limited partners’ capital at redemption value	10,098	21,392	(31,490)	—	—	—	—	—	—

Change in UDR, L.P. non-controlling interest	—	—	—	—	—	—	—	(129)	(129)

Other comprehensive income/(loss):

Unrealized loss on derivative financial instruments	—	—	—	—	(5,802)	(5,802)	—	—	(5,802)

Net income/(loss)	(168)	(377)	(16,696)	(11)	—	(17,252)	—	44	(17,208)

Total comprehensive income/(loss)	(168)	(377)	(16,696)	(11)	(5,802)	(23,054)	—	44	(23,010)
Net change in receivable due from General Partner	—	—	—	—	—	—	22,831	—	22,831

Balance, September 30, 2010	$36,981	$79,987	$1,966,422	$1,385	$(8,955)	$2,075,820	$(565,354)	$12,095	$1,522,561

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)
1. CONSOLIDATION AND BASIS OF PRESENTATION
Consolidation and Basis of Presentation
United Dominion Realty, L.P. (“UDR, L.P.”, the “Operating Partnership”, “we” or “our”) is a Delaware limited partnership, that owns, acquires, renovates, develops, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier-to-entry markets located in the United States. The high barrier-to-entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”), a real estate investment trust under the Internal Revenue Code of 1986, and through which UDR conducts a significant portion of its business. During the nine months ended September 30, 2010 and 2009, revenues of the Operating Partnership represented of 56% and 59% of the General Partner’s consolidated revenues. At September 30, 2010, the Operating Partnership’s apartment portfolio consisted of 81 communities located in 19 markets consisting of 23,351 apartment homes.
Interests in UDR, L.P. are represented by Operating Partnership Units (“OP Units”). The Operating Partnership’s net income is allocated to the partners, which is initially based on their respective distributions made during the year and secondly, their percentage interests. Distributions are made in accordance with the terms of the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. (the “Operating Partnership Agreement”), on a per unit basis that is generally equal to the dividend per share on UDR’s common stock, which is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “UDR”.
As of September 30, 2010, there were 179,909,408 OP units in the Operating Partnership outstanding, of which, 174,369,059 or 96.9% were owned by UDR and affiliated entities and 5,540,349 or 3.1%, which were owned by non-affiliated limited partners. There were 179,909,408 OP units in the Operating Partnership outstanding as of December 31, 2009 of which, 173,922,816 or 96.7% were owned by UDR and affiliated entities and 5,986,592 or 3.3%, which were owned by non-affiliated limited partners. See Note 9, Capital Structure.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of September 30, 2010, and results of operations for the three and nine months ended September 30, 2010 and 2009 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Form 8-K filed by UDR with the SEC on September 30, 2010.
The accompanying interim unaudited consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the interim unaudited consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All intercompany accounts and transactions have been eliminated in consolidation.
The Operating Partnership evaluated subsequent events through the date its financial statements were issued. No recognized or non-recognized subsequent events were noted.

2. SIGNIFICANT ACCOUNTING POLICIES
Accounting Policies
Real Estate Sales
For sales transactions meeting the requirements for full accrual profit recognition, such as the Operating Partnership no longer having continuing involvement in the property, we remove the related assets and liabilities from our consolidated balance sheet and record the gain or loss in the period the transaction closes. For sale transactions that do not meet the full accrual sale criteria due to our continuing involvement, we evaluate the nature of the continuing involvement and account for the transaction under an alternate method of accounting.
Sales of real estate to entities in which we retain or otherwise own an interest are accounted for as partial sales. If all other requirements for recognizing profit under the full accrual method have been satisfied and no other forms of continuing involvement are present, we recognize profit proportionate to the interest of the buyer in the real estate and defer the gain on the interest we retain in the real estate. The Operating Partnership will recognize any deferred gain when the property is then sold to a third party. In transactions accounted by us as partial sales, we determine if the buyer of the majority equity interest in the venture was provided a preference as to cash flows in either an operating or a capital waterfall. If a cash flow preference has been provided, we recognize profit only to the extent that proceeds from the sale of the majority equity interest exceed costs related to the entire property.
Income taxes
The taxable income or loss of the Operating Partnership is reported on the tax returns of the partners. Accordingly, no provision has been made in the accompanying financial statements for federal or state income taxes on income that is passed through to the partners. However, any state or local revenue, excise or franchise taxes that result from the operating activities of the Operating Partnership are recorded at the entity level. The Operating Partnership’s tax returns are subject to examination by federal and state taxing authorities. Net income for financial reporting purposes differs from the net income for income tax reporting purposes primarily due to temporary differences, principally real estate depreciation and the tax deferral of certain gains on property sales. The differences in depreciation result from differences in the book and tax basis of certain real estate assets and the differences in the methods of depreciation and lives of the real estate assets.
The Operating Partnership adopted certain accounting guidance within ASC Topic 740, Income Taxes, with respect to how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. The guidance requires the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing the Operating Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Management of the Operating Partnership is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include federal and certain states. The Operating Partnership has no examinations in progress and none are expected at this time.
Management of the Operating Partnership has reviewed all open tax years (2005- 2009) and major jurisdictions and concluded the adoption of the new accounting guidance resulted in no impact to the Operating Partnership’s financial position or results of operations. There is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns.
Earnings per OP unit
Basic earnings per OP Unit is computed by dividing net income/(loss) attributable to general and limited partner units by the weighted average number of general and limited partner units (including redeemable OP Units) outstanding during the year. Diluted earnings per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units or resulted in the issuance of OP Units that shared in the earnings of the Operating Partnership. For the three and nine months ended September 30, 2010 and 2009, there were no dilutive instruments outstanding, and therefore, diluted earnings per OP Unit and basic earnings per OP Unit are the same.

3. REAL ESTATE OWNED
Real estate assets owned by the Operating Partnership consists of income producing operating properties and land held for future development. At September 30, 2010, the Operating Partnership owned and consolidated 81 communities in 8 states plus the District of Columbia totaling 23,351 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of September 30, 2010 and December 31, 2009 (dollar amounts in thousands):

	September 30,	December 31,
	2010	2009

Land	$988,760	$985,126
Depreciable property — held and used
Buildings and improvements	2,561,882	2,525,812
Furniture, fixtures and equipment	114,467	108,094
Land held for future development	25,471	21,856

Real estate held for investment	3,690,580	3,640,888
Accumulated depreciation	(842,467)	(717,892)

Real estate owned, net	$2,848,113	$2,922,996

The Operating Partnership did not have any acquisitions during the nine months ended September 30, 2010.
4. DISCONTINUED OPERATIONS
Discontinued operations represent properties that the Operating Partnership has either sold or which management believes meet the criteria to be classified as held for sale. In order to be classified as held for sale and reported as discontinued operations, a property’s operations and cash flows have or will be divested to a third party by the Operating Partnership whereby UDR, L.P. will not have any significant continuing involvement in the ownership or operation of the property after the sale or disposition. The results of operations of the property are presented as discontinued operations for all periods presented and do not impact the net earnings reported by the Operating Partnership. Once a property is deemed as held for sale, depreciation is no longer recorded. However, if the Operating Partnership determines that the property no longer meets the criteria of held for sale, the Operating Partnership will recapture any unrecorded depreciation for the property. The assets and liabilities of properties deemed as held for sale are presented separately on the Consolidated Balance Sheets. Properties deemed as held for sale are reported at the lower of their carrying amount or their estimated fair value less the costs to sell the assets.
The Operating Partnership did not dispose of any communities during the three and nine months ended September 30, 2010 and 2009, nor did we have any communities classified as held for disposition at September 30, 2010 or December 31, 2009. During the three and nine months ended September 30, 2010 and 2009, the Operating Partnership recognized $27,000 and $124,000 and $146,000 and $1.6 million, respectively, of “Income from Discontinued Operations” which relates to residual activities from sold communities.

5. DEBT
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating Partnership having effectively established the fixed interest rate for the underlying debt instrument. Secured debt consists of the following as of September 30, 2010 (dollars in thousands):

			Nine Months Ended September 30, 2010
	Principal Outstanding		Weighted	Weighted	Number of
	September 30,	December 31,	Average	Average	Communities
	2010	2009	Interest Rate	Years to Maturity	Encumbered
Fixed Rate Debt
Mortgage notes payable	$228,943	$230,852	5.58%	3.1	6
Tax-exempt secured notes payable	13,325	13,325	5.30%	20.4	1
Fannie Mae credit facilities	587,403	587,403	5.30%	6.3	12

Total fixed rate secured debt	829,671	831,580	5.38%	5.6	19

Variable Rate Debt
Mortgage notes payable	100,590	100,590	2.76%	4.5	4
Tax-exempt secured note payable	27,000	27,000	1.07%	19.5	1
Fannie Mae credit facilities	174,354	163,028	1.96%	5.0	15

Total variable rate secured debt	301,944	290,618	2.15%	6.1	20

Total secured debt	$1,131,615	$1,122,198	4.52%	5.8	39

As of September 30, 2010, the General Partner had secured credit facilities with Fannie Mae (“FNMA”) with an aggregate commitment of $1.4 billion with $1.2 billion outstanding. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at the General Partner’s option. At September 30, 2010, $948.0 million of the funded balance was fixed at a weighted average interest rate of 5.4% and the remaining balance of $260.5 million on these facilities had a weighted average variable rate of 1.7%. $761.8 million of these credit facilities were allocated to the Operating Partnership at September 30, 2010 based on the ownership of the assets securing the debt.

	September 30, 2010	December 31, 2009
	(dollar amounts in thousands)

Borrowings outstanding	$761,757	$750,431
Weighted average borrowings during the period ended	760,719	646,895
Maximum daily borrowings during the period ended	762,568	750,572
Weighted average interest rate during the period ended	4.6%	4.6%
Weighted average interest rate at the end of the period	4.6%	4.6%
The Operating Partnership may from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair value adjustment of the fixed rate debt instruments on the Operating Partnership’s properties was a net discount of $1.2 million at September 30, 2010 and December 31, 2009.
Fixed Rate Debt
Mortgage notes payable. Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from February 2011 through June 2016 and carry interest rates ranging from 5.03% to 5.94%.
Tax-exempt secured notes payable. Fixed rate mortgage notes payable that secure tax-exempt housing bond issues mature in March 2031 and carry an interest rate of 5.30%. Interest on these notes is payable in semi-annual installments.

Secured credit facilities. At September 30, 2010, the General Partner had borrowings against its fixed rate facilities of $948.0 million of which $587.4 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of September 30, 2010, the fixed rate Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average fixed rate of interest of 5.30%.
Variable Rate Debt
Mortgage notes payable. Variable rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from July 2013 through April 2016. Interest on the variable rate mortgage notes is based on LIBOR plus some basis points, which translated into interest rates ranging from 1.18% to 3.89% at September 30, 2010.
Tax-exempt secured note payable. The variable rate mortgage note payable that secures tax-exempt housing bond issues matures in March 2030. Interest on this note is payable in monthly installments. The mortgage note payable has an interest rate of 1.07% as of September 30, 2010.
Secured credit facilities. At September 30, 2010, the General Partner had borrowings against its variable rate facilities of $260.5 million of which $174.4 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of September 30, 2010, the variable rate borrowings under the Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average floating rate of interest of 1.96%.
The aggregate maturities of the Operating Partnership’s secured debt due during each of the next five calendar years and thereafter are as follows (dollars in thousands):

	Fixed			Variable
	Mortgage	Tax-Exempt	Credit	Mortgage	Tax Exempt	Credit
	Notes	Notes Payable	Facilities	Notes	Notes Payable	Facilities	Total

2010	$643	$—	$—	$—	$—	$—	$643
2011	46,971	—	36,243	423	—	28,641	112,278
2012	49,624	—	126,849	633	—	59,529	236,635
2013	61,379	—	25,723	38,049	—	—	125,151
2014	—	—	—	634	—	—	634
Thereafter	70,326	13,325	398,588	60,851	27,000	86,184	656,274

Total	$228,943	$13,325	$587,403	$100,590	$27,000	$174,354	$1,131,615

Guarantor on Unsecured Debt
The Operating Partnership is a guarantor on the General Partner’s unsecured credit facility, with an aggregate borrowing capacity of $600 million, and a $100 million term loan. At September 30, 2010 and December 31, 2009, the outstanding balance under the unsecured credit facility was $112.6 million and $189.3 million, respectively.
On September 30, 2010, the Operating Partnership guaranteed certain outstanding debt securities of the General Partner. These guarantees provide that the Operating Partnership, as primary obligor and not merely as surety, irrevocably and unconditionally guarantees to each holder of the applicable securities and to the trustee and their successors and assigns under the respective indenture (a) the full and punctual payment when due, whether as stated maturity, by acceleration or otherwise, of all obligations of the General Partner under the respective indenture whether for principal or interest on the securities (and premium, if any), and all other monetary obligations of the General Partner under the respective indenture and the terms of the applicable securities and (b) the full and punctual performance within the applicable grace periods of all other obligations of the General Partner under the respective indenture and the terms of applicable securities.

6. RELATED PARTY TRANSACTIONS
Receivable due from the General Partner
The Operating Partnership participates in the General Partner’s central cash management program, wherein all the Operating Partnership’s cash receipts are remitted to the General Partner and all cash disbursements are funded by the General Partner. In addition, other miscellaneous costs such as administrative expenses are incurred by the General Partner on behalf of the Operating Partnership. As a result of these various transactions between the Operating Partnership and the General Partner, the Operating Partnership had a net receivable balance of $565.4 million and $588.2 million at September 30, 2010 and December 31, 2009, respectively, which is reflected as a reduction in capital on the Consolidated Balance Sheets.
Allocation of General and Administrative Expenses
The General Partner performs various general and administrative and other overhead services for the Operating Partnership including legal assistance, acquisitions analysis, marketing and advertising, and allocates these expenses to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on its pro-rata portion of UDR’s total apartment homes. During the three and nine months ended September 30, 2010 and 2009, the general and administrative expenses allocated to the Operating Partnership by UDR were $10.7 million and $25.8 million and $5.9 million and $18.3 million, respectively, and are included in “General and Administrative” expenses on the consolidated statements of operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.
Guaranty by the General Partner
The General Partner provided a “bottom dollar” guaranty to certain limited partners as part of their original contribution to the Operating Partnership. The guaranty protects the tax basis of the underlying contribution and is reflected on the OP unitholder’s Schedule K-1 tax form. The guaranty was made in the form of a loan from the General Partner to the Operating Partnership at an annual interest rate of 0.593% and 5.83% at September 30, 2010 and December 31, 2009. Interest payments are made monthly and the note is due December 31, 2010. At September 30, 2010 and December 31, 2009, the note payable due to the General Partner was $71.5 million.
7. FAIR VALUE OF DERIVATIVES AND FINANCIAL INSTRUMENTS
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

The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of September 30, 2010 and December 31, 2009 are summarized as follows (dollars in thousands):

		Fair Value at September 30, 2010 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
	September 30, 2010	(Level 1)	(Level 2)	(Level 3)

Description:

Derivatives- Interest rate contracts (b)	$204	$—	$204	$—

Total assets	$204	$—	$204	$—

Derivatives- Interest rate contracts (b)	$8,457	$—	$8,457	$—
Contingent purchase consideration (c)	5,402	—	—	5,402
Secured debt instruments- fixed rate: (a)
Mortgage notes payable	244,418	—	—	244,418
Tax-exempt secured notes payable	16,423	—	—	16,423
Fannie Mae credit facilities	615,248	—	—	615,248
Secured debt instruments- variable rate: (a)
Mortgage notes payable	100,590	—	—	100,590
Tax-exempt secured notes payable	27,000	—	—	27,000
Fannie Mae credit facilities	174,354	—	—	174,354

Total liabilities	$1,191,892	$—	$8,457	$1,183,435

		Fair Value at December 31, 2009 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Description:

Derivatives- Interest rate contracts (b)	1,992	—	1,992	—

Total assets	$1,992	$—	$1,992	$—

Derivatives- Interest rate contracts (b)	$3,832	$—	$3,832	$—
Secured debt instruments- fixed rate: (a)
Mortgage notes payable	239,814	—	—	239,814
Tax-exempt secured notes payable	13,540	—	—	13,540
Fannie Mae credit facilities	592,783	—	—	592,783
Secured debt instruments- variable rate: (a)
Mortgage notes payable	100,590	—	—	100,590
Tax-exempt secured notes payable	27,000	—	—	27,000
Fannie Mae credit facilities	163,028	—	—	163,028

Total liabilities	$1,140,587	$—	$3,832	$1,136,755

(a)	See Note 5, Debt

(b)	See Note 8, Derivatives and Hedging Activity

(c)	As of June 30, 2010, the Operating Partnership accrued a liability of $6.0 million related to a contingent purchase consideration on one of its properties. The contingent consideration was determined based on the fair market value of the related asset which is estimated using Level 3 inputs utilized in a third party appraisal. During the quarter ended September 30, 2010, the Company paid approximately $635,000 towards the liability.

Financial Instruments Carried at Fair Value
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
The Operating Partnership incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Operating Partnership has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
Although the Operating Partnership has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2010 and December 31, 2009, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Financial Instruments Not Carried at Fair Value
At September 30, 2010, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Operating Partnership using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
The General Partner estimates the fair value of our debt instruments by discounting the remaining cash flows of the debt instrument at a discount rate equal to the replacement market credit spread plus the corresponding treasury yields. Factors considered in determining a replacement market credit spread include general market conditions, borrower specific credit spreads, time remaining to maturity, loan-to-value ratios and collateral quality (Level 3).
The Operating Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the future operation and disposition of those assets are less than the net book value of those assets. Cash flow estimates are based upon historical results adjusted to reflect management’s best estimate of future market and operating conditions and our estimated holding periods. The net book value of impaired assets is reduced to fair value. The General Partner’s estimates of fair value represent management’s estimates based upon Level 3 inputs such as industry trends and reference to market rates and transactions.

8. DERIVATIVES AND HEDGING ACTIVITY
Risk Management Objective of Using Derivatives
The Operating Partnership is exposed to certain risk arising from both its business operations and economic conditions. The General Partner principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The General Partner manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and through the use of derivative financial instruments. Specifically, the General Partner enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The General Partner’s and the Operating Partnership’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the General Partner’s known or expected cash receipts and its known or expected cash payments principally related to the General Partner’s investments and borrowings.
Cash Flow Hedges of Interest Rate Risk
The General Partner’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the General Partner primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the General Partner making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up front premium.
A portion of the General Partner’s interest rate derivatives have been allocated to the Operating Partnership based on the General Partner’s underlying debt instruments allocated to the Operating Partnership. (See Note 5, Debt.)
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated Other Comprehensive Income/(Loss)” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2010 and 2009, the Operating Partnership recorded less than $1,000 of ineffectiveness in earnings attributable to reset date and index mismatches between the derivative and the hedged item.
Amounts reported in “Accumulated Other Comprehensive Income/(Loss)” related to derivatives will be reclassified to interest expense as interest payments are made on the General Partner’s variable-rate debt that is allocated to the Operating Partnership. Through September 30, 2011, we estimate that an additional $4.7 million will be reclassified as an increase to interest expense.
As of September 30, 2010, the Operating Partnership had the following outstanding interest rate derivatives designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

	Number of
Interest Rate Derivative	Instruments	Notional
Interest rate swaps	7	$312,484

Interest rate caps	2	106,825

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging (formerly SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”). Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in losses of $87,000 and $762,000 and gains of $18,000 and $619,000 for the three and nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, we had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollar amounts in thousands):

	Number of
Product	Instruments	Notional
Interest rate caps	4	$218,815
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Operating Partnership’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009.

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance	September 30,	December 31,	Balance	September 30,	December 31,
	Sheet Location	2010	2009	Sheet Location	2010	2009
Derivatives designated as hedging instruments:
Interest Rate Products	Other Assets	$119	$1,046	Other Liabilities	$8,457	$3,832

Total derivatives designated as hedging instruments		$119	$1,046		$8,457	$3,832

Derivatives not designated as hedging instruments:
Interest Rate Products	Other Assets	$85	$946	Other Liabilities	$—	$—

Total derivatives not designated as hedging instruments		$85	$946		$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 (dollar amounts in thousands):

			Location of Loss
			Reclassified from	Amount of Gain or (Loss) Reclassified
	Amount of Gain or (Loss) Recognized in		Accumulated OCI into	from Accumulated OCI into Income
Derivatives in Cash Flow Hedging	OCI on Derivative (Effective Portion)		Income (Effective	(Effective Portion)
Relationships	2010	2009	Portion)	2010	2009

For the three months ended September 30,

Interest Rate Products	$(1,210)	$(1,221)	Interest expense	$(4,113)	$5,752

Total	$(1,210)	$(1,221)		$(4,113)	$5,752

For the nine months ended September 30,

Interest Rate Products	$(3,061)	$(3,152)	Interest expense	$(8,863)	$(290)

Total	$(3,061)	$(3,152)		$(8,863)	$(290)

	Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized
Derivatives Not Designated as Hedging	Recognized in Income on	in Income on Derivative
Instruments	Derivative	2010	2009

For the three months ended September 30,

Interest Rate Products	Other income / (expense)	$(87)	$18

Total		$(87)	$18

For the nine months ended September 30,

Interest Rate Products	Other income / (expense)	$(762)	$619

Total		$(762)	$619

Credit-risk-related Contingent Features
The General Partner has agreements with some of its derivative counterparties that contain a provision where (1) if the General Partner defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the General Partner could also be declared in default on its derivative obligations; or (2) the General Partner could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the General Partner’s default on the indebtedness.
Certain of the General Partner ‘s agreements with its derivative counterparties contain provisions where if there is a change in the General Partner’s financial condition that materially changes the General Partner ‘s creditworthiness in an adverse manner, the General Partner may be required to fully collateralize its obligations under the derivative instrument.
The General Partner also has an agreement with a derivative counterparty that incorporates the loan and financial covenant provisions of the General Partner’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with these covenant provisions would result in the General Partner being in default on any derivative instrument obligations covered by the agreement.
As of September 30, 2010, the fair value of derivatives in a net liability position that were allocated to the Operating Partnership, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7.8 million. As of September 30, 2010, the General Partner has not posted any collateral related to these agreements. If the General Partner had breached any of these provisions at September 30, 2010, it would have been required to settle its obligations under the agreements at their termination value of $7.8 million.
9. CAPITAL STRUCTURE
General Partnership Units
The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can authorize, issue, sell, redeem or purchase any OP unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can also approve, with regard to the issuances of OP units, the class or one or more series of classes, with designations, preferences, participating, optional or other special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of any limited partners. There were 110,883 OP units of general partnership interest at September 30, 2010 and December 31, 2009, all of which were held by UDR.

Limited Partnership Units
At September 30, 2010 and December 31, 2009, there were 179,798,525 OP units outstanding, of which 1,751,671 were Class A Limited Partnership units. UDR owned 174,258,176 or 96.9% and 173,811,933 or 96.7% at September 30, 2010 and December 31, 2009, respectively. The remaining 5,540,349 or 3.1% and 5,986,592 or 3.3% OP units outstanding were held by non- affiliated partners at September 30, 2010 and December 31, 2009 of which 1,751,671, respectively, were Class A Limited Partnership units.
The limited partners have the right to require the Operating Partnership to redeem all or a portion of the OP units held by the limited partner at a redemption price equal to and in the form of the Cash Amount (as defined in the Operating Partnership Agreement), provided that such OP Units have been outstanding for at least one year. UDR, as general partner of the Operating Partnership may, in its sole discretion, purchase the OP Units by paying to the limited partner either the Cash Amount or the REIT Share Amount (generally one share of common stock of UDR for each OP Unit), as defined in the Operating Partnership Agreement.
The non-affiliated limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against the UDR limited partner capital account based on the redemption rights noted above. The aggregate value upon redemption of the then-outstanding OP units held by limited partners was $117.0 million and $98.4 million as of September 30, 2010 and December 31, 2009, respectively, based on the value of UDR’s common stock at each period end. Once an OP unit has been redeemed, the redeeming partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption.
Class A Limited Partnership Units
Class A Partnership units have a cumulative, annual, non-compounded preferred return, which is equal to 8% based on a value of $16.61 per Class A Limited Partnership unit.
Holders of the Class A Limited Partnership units exclusively possess certain voting rights. The Operating Partnership may not perform the following without approval of the holders of the Class A Partnership units: (i) increase the authorized or issued amount of Class A Partnership units, (ii) reclassify any other partnership interest into Class A Partnership units, (iii) create, authorize or issue any obligations or security convertible into or the right to purchase any Class Partnership units, without the approval of the holders of the Class A Partnership units, (iv) enter into a merger or acquisition, or (v) amend or modify the Operating Partnership Agreement that affects the rights, preferences or privileges of the Class A Partnership units.
Allocation of profits and losses
Profit of the Operating Partnership is allocated in the following order: (i) to the General Partner and the Limited Partners in proportion to and up to the amount of cash distributions made during the year, and (ii) to the General Partner and Limited Partners in accordance with their percentage interests. Losses and depreciation and amortization expenses, non-recourse liabilities are allocated to the General Partner and Limited Partners in accordance with their percentage interests. Losses allocated to the Limited Partners are capped to the extent that such an allocation would not cause a deficit in the Limited Partners capital account. Such losses are, therefore, allocated to the General Partner. If any Partner’s capital balance were to fall into a deficit any income and gains are allocated to each Partner sufficient to eliminate its negative capital balance.
10. OTHER COMPREHENSIVE INCOME/(LOSS)
During the three and nine months ended September 30, 2010 and 2009, other comprehensive income/(loss) consisted of unrealized gain/(loss) from derivative financial instruments of ($2.9) million and ($5.8) million and ($1.4) million and $1.1 million, respectively. Total comprehensive income/(loss) for the three and nine months ended September 30, 2010 and 2009 was ($11.5) million and ($23.0) million and ($4.8) million and $4.4 million, respectively.

11. COMMITMENTS AND CONTINGENCIES
Contingencies
Litigation and Legal Matters
The Operating Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. The Operating Partnership cannot determine the ultimate liability with respect to such legal proceedings and claims at this time. The General Partner believes that such liability, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the Operating Partnership’s financial condition, results of operations or cash flow.
12. REPORTABLE SEGMENTS
FASB ASC Topic 280, Segment Reporting (formerly SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”) (“Topic 280”), requires that segment disclosures present the measure(s) used by the chief operating decision maker to decide how to allocate resources and for purposes of assessing such segments’ performance. The Operating Partnership has the same chief operating decision maker as that of its parent, the General Partner. The chief operating decision maker consists of several members of UDR’s executive management team who use several generally accepted industry financial measures to assess the performance of the business for our reportable operating segments.
The Operating Partnership owns and operates multifamily apartment communities throughout the United States that generate rental and other property related income through the leasing of apartment homes to a diverse base of tenants. The primary financial measures of the Operating Partnership’s apartment communities are rental income and net operating income (“NOI”), and are included in the chief operating decision maker’s assessment of UDR’s performance on a consolidated basis. Rental income represents gross market rent less adjustments for concessions, vacancy loss and bad debt. NOI is defined as total revenues less direct property operating expenses. The chief operating decision maker utilizes NOI as the key measure of segment profit or loss.
The Operating Partnership’s two reportable segments are same communities and non-mature/other communities:
•	Same store communities represent those communities acquired, developed, and stabilized prior to July 1, 2009, and held as of September 30, 2010. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
•	Non-mature/other communities represent those communities that were acquired or developed in 2008, 2009 or 2010, sold properties, redevelopment properties, properties classified as real estate held for disposition, condominium conversion properties, joint venture properties, properties managed by third parties, and the non-apartment components of mixed use properties.
Management evaluates the performance of each of our apartment communities on a same community and non-mature/other basis, as well as individually and geographically. This is consistent with the aggregation criteria of Topic 280 as each of our apartment communities generally has similar economic characteristics, facilities, services, and tenants. Therefore, the Operating Partnership’s reportable segments have been aggregated by geography in a manner identical to that which is provided to the chief operating decision maker.
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the three and nine months ended September 30, 2010 and 2009.

The accounting policies applicable to the operating segments described above are the same as those described in Note 1, “Summary of Significant Accounting Policies.” The following table details rental income and NOI for the Operating Partnership’s reportable segments for the three and nine months ended September 30, 2010 and 2009, and reconciles NOI to income from continuing and discontinued operations per the consolidated statement of operations (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Reportable apartment home segment rental income
Same Store Communities
Western Region	$50,053	$50,999	$149,312	$155,366
Mid-Atlantic Region	16,217	15,456	47,937	46,518
Southeastern Region	10,231	10,281	30,610	31,047
Southwestern Region	6,624	6,620	19,789	20,156
Non-Mature communities/Other	5,097	4,389	13,869	13,918

Total segment and consolidated rental income	$88,222	$87,745	$261,517	$267,005

Reportable apartment home segment NOI
Same Store Communities
Western Region	$34,127	$35,402	$102,605	$109,552
Mid-Atlantic Region	10,982	10,292	32,415	31,497
Southeastern Region	6,233	6,340	19,061	19,524
Southwestern Region	3,917	3,923	12,105	12,221
Non-Mature communities/Other	3,026	3,207	8,853	9,768

Total segment and consolidated NOI	58,285	59,164	175,039	182,562

Reconciling items:
Non-property income	65	11	1,621	5,667
Property management	(2,426)	(2,413)	(7,192)	(7,343)
Other operating expenses	(1,244)	(1,222)	(3,712)	(3,679)
Depreciation and amortization	(41,674)	(41,606)	(124,797)	(125,077)
Interest	(13,240)	(13,795)	(39,281)	(38,908)
General and administrative	(8,355)	(3,656)	(19,010)	(11,467)
Income from discontinued operations	27	146	124	1,562
Non-controlling interests	(9)	—	(44)	—

Net (loss)/income attributable to OP unitholders	$(8,571)	$(3,371)	$(17,252)	$3,317

The following table details the assets of the Operating Partnership’s reportable segments as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30,	December 31,
	2010	2009

Reportable apartment home segment assets
Same Store Communities
Western Region	$2,135,309	$2,124,693
Mid-Atlantic Region	718,725	714,417
Southeastern Region	353,569	350,084
Southwestern Region	253,902	251,778
Non-Mature communities/Other	229,075	199,916

Total segment assets	3,690,580	3,640,888
Accumulated depreciation	(842,467)	(717,892)

Total segment assets — net book value	2,848,113	2,922,996

Reconciling items:
Cash and cash equivalents	924	442
Restricted cash	7,401	6,865
Deferred financing costs, net	7,686	8,727
Other assets	21,358	22,037

Total consolidated assets	$2,885,482	$2,961,067

Capital expenditures related to the Operating Partnership’s same communities totaled $5.8 million and $18.9 million and $7.4 million and $24.1 million for the three and nine months ended September 30, 2010 and 2009, respectively. Capital expenditures related to the Operating Partnership’s non-mature/other communities totaled $2,000 and $214,000 and $299,000 and $1.1 million for the three and nine months ended September 30, 2010 and 2009, respectively.
Markets included in the above geographic segments are as follows:
i.	Western — Orange County, San Francisco, Monterey Peninsula, Los Angeles, Seattle, Sacramento, Inland Empire, Portland, and San Diego

ii.	Mid-Atlantic — Metropolitan DC and Baltimore

iii.	Southeastern — Nashville, Tampa, Jacksonville, and Other Florida

iv.	Southwestern — Dallas and Phoenix

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
The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:
•	general economic conditions,

•	unfavorable changes in the apartment market and economic conditions that could adversely affect occupancy levels and rental rates,

•	the failure of acquisitions to achieve anticipated results,

•	possible difficulty in selling apartment communities,

•	competitive factors that may limit our ability to lease apartment homes or increase or maintain rents,

•	insufficient cash flow that could affect our debt financing and create refinancing risk,

•	failure to generate sufficient revenue, which could impair our debt service payments and distributions to stockholders,

•	development and construction risks that may impact our profitability,

•	potential damage from natural disasters, including hurricanes and other weather-related events, which could result in substantial costs to us,

•	risks from extraordinary losses for which we may not have insurance or adequate reserves,

•	uninsured losses due to insurance deductibles, self-insurance retention, uninsured claims or casualties, or losses in excess of applicable coverage,

•	delays in completing developments and lease-ups on schedule,

•	our failure to succeed in new markets,

•	changing interest rates, which could increase interest costs and affect the market price of our securities,

•	potential liability for environmental contamination, which could result in substantial costs to us,

•	the imposition of federal taxes if we fail to qualify as a REIT under the Code in any taxable year,

•	our internal control over financial reporting may not be considered effective which could result in a loss of investor confidence in our financial reports, and in turn have an adverse effect on our stock price, and

•	changes in real estate laws, tax laws and other laws affecting our business.
A discussion of these and other factors affecting our business and prospects is set forth below in Part II, Item 1A. Risk Factors. We encourage investors to review these risk factors.
UDR, INC.:
Business Overview
UDR, Inc. is a real estate investment trust, or REIT, that owns, acquires, renovates, develops, and manages apartment communities. We were formed in 1972 as a Virginia corporation. In September 2003, we changed our state of incorporation from Virginia to Maryland. Our subsidiaries include an operating partnership United Dominion Realty, L.P., a Delaware limited partnership. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” “the Company,” or “UDR” refer collectively to UDR, Inc., its subsidiaries and its consolidated joint ventures.
At September 30, 2010, our consolidated real estate portfolio included 172 communities with 48,409 apartment homes and our total real estate portfolio, inclusive of our unconsolidated communities, included an additional 11 communities with 4,143 apartment homes.

The following table summarizes our market information by major geographic markets as of September 30, 2010.

					Three Months Ended		Nine Months Ended
	As of September 30, 2010				September 30, 2010		September 30, 2010 (a)
			Percentage	Total
	Number of	Number of	of Total	Carrying	Average	Total Income	Average	Total Income
	Apartment	Apartment	Carrying	Value	Physical	per Occupied	Physical	per Occupied
Same Communities	Communities	Homes	Value	(in thousands)	Occupancy	Home (b)	Occupancy	Home (b)

Western Region
Orange Co, CA	13	4,214	11.4%	$784,131	95.1%	$1,487	95.4%	$1,481
San Francisco, CA	9	1,727	5.9%	404,228	96.9%	1,922	96.8%	1,903
Monterey Peninsula, CA	7	1,565	2.2%	152,398	94.8%	1,082	94.5%	1,063
Los Angeles, CA	8	1,678	6.3%	432,514	95.6%	1,671	96.1%	1,532
San Diego, CA	5	1,123	2.5%	174,477	95.0%	1,340	95.4%	1,330
Seattle, WA	9	1,725	4.4%	304,044	95.9%	1,182	96.5%	1,172
Inland Empire, CA	3	1,074	2.2%	150,120	94.5%	1,231	94.9%	1,220
Sacramento, CA	2	914	1.0%	67,849	94.1%	868	93.6%	868
Portland, OR	3	716	1.0%	69,406	96.9%	947	96.0%	940

Mid-Atlantic Region
Metropolitan DC	12	3,983	10.4%	709,644	96.9%	1,568	96.8%	1,531
Richmond, VA	6	2,211	2.7%	185,989	95.9%	1,017	95.7%	1,013
Baltimore, MD	10	2,121	3.7%	251,593	96.1%	1,292	96.8%	1,264
Norfolk VA	6	1,438	1.2%	84,122	95.2%	962	95.4%	957
Other Mid-Atlantic	5	1,132	1.1%	78,489	96.6%	1,029	96.4%	1,015

Southeastern Region
Tampa, FL	10	3,555	4.1%	278,870	95.5%	929	95.6%	919
Orlando, FL	10	2,796	3.2%	220,089	95.1%	897	95.3%	897
Nashville, TN	8	2,260	2.6%	179,732	96.6%	851	96.7%	843
Jacksonville, FL	5	1,857	2.3%	156,112	95.2%	824	95.1%	816
Other Florida	4	1,184	1.6%	111,816	93.3%	978	94.3%	976

Southwestern Region
Dallas, TX	10	2,975	4.5%	308,304	96.1%	931	95.7%	949
Phoenix, AZ	4	1,162	1.4%	95,258	95.0%	865	95.3%	851
Austin, TX	1	390	0.9%	60,019	96.4%	1,137	96.1%	1,105
Houston, TX	1	320	0.4%	22,166	95.5%	896	92.7%	896

Total/Average Same Communities	151	42,120	77.0%	5,281,370	95.7%	$1,167	95.7%	$1,153

Non Matures, Commercial Properties & Other	20	6,073	21.6%	1,477,088

Total Real Estate Held for Investment	171	48,193	98.6%	6,758,458

Real Estate Under Development (c)	1	216	1.4%	94,877

Total Real Estate Owned	172	48,409	100.0%	6,853,335

Total Accumulated Depreciation				(1,560,867)

Total Real Estate Owned, Net of Accumulated Depreciation				$5,292,468

(a)	The same community population for the nine months ended September 30, 2010 includes 40,699 homes.

(b)	Total Income per Occupied Home represents total monthly revenues per weighted average number of apartment homes occupied.

(c)	The Company is currently developing two wholly-owned communities with a total of 712 apartment homes of which 496 have not yet been completed.

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
On September 13, 2010, the Company entered into an agreement to sell 16,000,000 shares of its common stock at a price of $20.35 per share in an underwritten public offering. The Company granted the underwriters a 30-day option to purchase up to an additional 2,400,000 shares of common stock to cover overallotments, if any. We sold 18,400,000 shares of common stock in this offering, with aggregate gross proceeds of approximately $374.4 million at a price per share of $20.35. Aggregate net proceeds from the offering, after deducting related expenses were approximately $359.2 million.
On September 15, 2009, the Company entered into an equity distribution agreement under which the Company may offer and sell up to 15.0 million shares of its common stock over time to or through its sales agents. During the three months ended September 30, 2010, we sold 239,014 shares of common stock through this program for aggregate gross proceeds of approximately $5.1 million at a weighted average price per share of $21.47. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $100,000, were approximately $5.0 million. During the nine months ended September 30, 2010, we sold 6,144,367 shares of common stock through this program for aggregate gross proceeds of approximately $110.8 million at a weighted average price per share of $18.04. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $2.2 million, were approximately $108.6 million.
On December 7, 2009, the Company entered into an Amended and Restated Distribution Agreement with respect to the issue and sale by the Company from time to time of its Medium-Term Notes, Series A Due Nine Months or More From Date of Issue. In February 2010, the Company issued $150 million of 5.25% senior unsecured medium-term notes under the Amended and Restated Distribution Agreement. These notes were priced at 99.46% of the principal amount at issuance and had a discount of $701,000 at September 30, 2010.
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

During the remainder of 2010, we have approximately $1.6 million of secured debt maturing, including principal amortization, and no unsecured debt maturing. We anticipate repaying that debt with cash flow from our operations, proceeds from the issuance of shares under our recent public offering of common stock and from disposition proceeds.
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
Statements of Cash Flow
The following discussion explains the changes in net cash provided by operating activities, net cash used in investing activities, and net cash provided by/(used in) financing activities that are presented in our Consolidated Statements of Cash Flows.
Operating Activities
For the nine months ended September 30, 2010, our net cash flow provided by operating activities was $157.5 million compared to $189.7 million for the comparable period in 2009. The decrease in cash flow from operating activities is primarily due to changes in operating assets and liabilities.
Investing Activities
For the nine months ended September 30, 2010, net cash used in investing activities was $478.8 million compared to $95.7 million for the comparable period in 2009. Changes in the level of investment activities from period to period reflects our strategy as it relates to acquisitions, capital expenditures, development and disposition activities, as well as the impact of the capital market environment on these activities, all of which are discussed in further detail throughout this Report.
Acquisitions
During the three and nine months ended September 30, 2010, the Company acquired five apartment communities located in Orange County, CA; Baltimore, MD; Los Angeles, CA; and Boston, MA for a total gross purchase price of $412.0 million. During the same periods, the Company also acquired land located in San Francisco, CA for a gross purchase price of $23.6 million.
Our long-term strategic plan is to continue achieving greater operating efficiencies by investing in fewer, more concentrated markets. As a result, we have been seeking to expand our interests in communities located in the California, Metropolitan D.C., Texas and Washington State markets over the past years. Prospectively, we plan to channel new investments into those markets we believe will provide the best investment returns. Markets will be targeted based upon defined criteria including favorable job formation, low single-family home affordability and favorable demand/supply ratio for multifamily housing.

Capital Expenditures
In conformity with GAAP, we capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.
During the nine months ended September 30, 2010, $35.6 million or $798 per home was spent on recurring capital expenditures. These include revenue enhancing capital expenditures, exterior/interior upgrades, turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as exterior paint, roofs, siding, parking lots, and asset preservation capital expenditures. In addition, major renovations totaled $21.2 million for the nine months ended September 30, 2010. Total capital expenditures, which in aggregate include recurring capital expenditures and major renovations, of $56.8 million or $1,274 per home was spent on all of our communities, excluding development and commercial properties, for the nine months ended September 30, 2010.
The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, condominium conversions and commercial properties, for the periods presented:

	Nine months ended September 30,			Nine months ended September 30,
	(dollars in thousands)			(per home)
	2010	2009	% Change	2010	2009	% Change
Revenue enhancing improvements	$12,536	$19,342	-35.2%	$281	$445	-37.0%
Turnover capital expenditures	6,902	7,163	-3.6%	155	165	-6.7%
Asset preservation expenditures	16,151	15,027	7.5%	362	346	4.9%

Total recurring capital expenditures	35,589	41,532	-14.3%	798	956	-16.6%

Major renovations	21,248	23,639	-10.1%	476	544	-12.2%

Total capital expenditures	$56,837	$65,171	-12.8%	$1,274	$1,500	-15.0%

Repair and maintenance expense	$24,521	$22,557	8.7%	$550	$519	5.6%

Average stabilized home count	44,619	43,451
We will continue to selectively add revenue enhancing improvements which we believe will provide a return on investment substantially in excess of our cost of capital. Recurring capital expenditures during 2010 are currently expected to be approximately $1,050 per home.
Development
At September 30, 2010, our development pipeline for wholly-owned communities totaled 712 homes with a budget of $151.7 million in which we have a carrying value of $94.9 million. We anticipate the completion of these communities through the first quarter of 2012.
For the nine months ended September 30, 2010, we invested approximately $79.7 million in development projects, a decrease of $62.5 million from our 2009 level of $142.2 million. We also completed development of three wholly-owned communities with 1,215 apartment homes with costs of $180.7 million, and one community held by a consolidated joint venture with 274 apartment homes and retail space with costs of $121.6 million as of September 30, 2010.

Consolidated Joint Ventures
UDR is a partner with an unaffiliated third party in a joint venture (“989 Elements”) which owns and operates a 23-story, 166 home high-rise apartment community in the central business district of Bellevue, Washington. On December 30, 2009, UDR entered into an agreement with our partner to purchase its 49% interest in 989 Elements for $7.7 million. Concurrently, our partner resigned as managing member and appointed UDR as managing member. In addition, our partner relinquished its voting rights and approval rights and its ability to substantively participate in the decision-making process of the joint venture resulting in the consolidation of the joint venture. The joint venture assets and liabilities were recorded at fair value. The fair value of the assets was $55.0 million ($54.8 million of real estate owned and $200,000 of current assets) and the fair value of liabilities was $34.1 million ($33.4 million of a construction loan, net of fair market value adjustment of $1.6 million and $700,000 of current liabilities) at the consolidation date. On December 31, 2009, the Company repaid the outstanding balance of $35.0 million on the construction loan held by 989 Elements. In March 2010, the Company paid $7.7 million and acquired our partner’s 49% interest in the joint venture. At closing of the agreement and at September 30, 2010, the Company’s interest in 989 Elements was 98%.
UDR is a partner with an unaffiliated third party in a joint venture (“Elements Too”) which owns and operates a 274 home apartment community in the central business district of Bellevue, Washington. Construction began in the fourth quarter of 2006 and was completed in the first quarter of 2010. On October 16, 2009, our partner resigned as managing member and appointed UDR as managing member. In addition, our partner relinquished its voting rights and approval rights and its ability to substantively participate in the decision-making process of the joint venture resulting in the consolidation of the joint venture. The joint venture assets and liabilities were recorded at fair value. Prior to consolidation, our equity investment in Elements Too was $24.4 million (net of an $11.0 million equity loss recorded as of December 31, 2009) at October 16, 2009. The fair value of the assets was $100.3 million ($99.5 million of real estate owned and $814,000 of current assets) and the fair value of liabilities was $75.6 million ($70.5 million of a construction loan, $917,000 of a derivative instrument, and $4.2 million of current liabilities). On December 30, 2009, UDR entered into an agreement with our partner to purchase its 49% interest in Elements Too for $3.2 million. In March 2010, the Company paid the outstanding balance of $3.2 million and acquired our partner’s 49% interest in the joint venture. During the nine months ended September 30, 2010, the Company repaid the outstanding balance of $70.5 million on the construction loan held by Elements Too.
UDR is a partner with an unaffiliated third party in a joint venture (“Bellevue”) which owns an operating retail site in Bellevue, Washington. The Company initially planned to develop a 430 home high rise apartment building with ground floor retail on an existing operating retail center. However, during the year ended December 31, 2009, the joint venture decided to continue to operate the retail property as opposed to developing a high rise apartment building on the site. On December 30, 2009, UDR entered into an agreement with our partner to purchase its 49% interest in Bellevue for $5.2 million. In addition, our partner resigned as managing member and appointed UDR as managing member. Concurrent with its resignation, our partner relinquished its voting rights and approval rights and its ability to substantively participate in the decision-making process of the joint venture resulting in the consolidation of the joint venture at fair value. Prior to consolidation, our equity investment in Bellevue was $5.0 million (net of a $5.0 million equity loss recorded as of December 31, 2009). The fair value of the assets was $33.0 million ($32.8 million of real estate owned and $211,000 of current assets) and the fair value of liabilities was $23.0 million ($22.3 million of a mortgage payable, $506,000 of a derivative instrument, and $213,000 of current liabilities). In March 2010, the Company paid $5.2 million and acquired our partner’s 49% interest in the joint venture. At closing of the agreement and at September 30, 2010, the Company’s interest in Bellevue was 98%.
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
For additional information regarding these joint ventures, see Note 5, “Joint Ventures,” in the Consolidated Financial Statements of UDR, Inc. included in this Report.
Unconsolidated Joint Ventures
In August 2009, UDR and an unaffiliated third party formed a joint venture for the investment of up to $450.0 million in multifamily properties located in key, high barrier to entry markets. The partners will contribute equity of $180.0 million of which the Company’s maximum equity will be 30% or $54.0 million when fully invested. During the quarter ended June 30, 2010, the joint venture acquired its first property (151 homes) located in Metropolitan Washington D.C. for $43.1 million. At closing and at September 30, 2010, the Company owned 30%. Our investment at September 30, 2010 and December 31, 2009 was $5.3 million and $242,000, respectively.

In November 2007, UDR and an unaffiliated third party formed a joint venture which owns and operates various properties located in Texas. UDR contributed cash and property equal to 20% of the fair value of the properties. The unaffiliated member contributed cash equal to 80% of the fair value of the properties comprising the joint venture, which was then used to purchase the nine operating properties from UDR. Our initial investment was $20.4 million. Our investment at September 30, 2010 and December 31, 2009 was $11.1 million and $13.9 million, respectively.
For additional information regarding these joint ventures, see Note 5, “Joint Ventures,” in the Consolidated Financial Statements of UDR, Inc. included in this Report.
Disposition of Investments
UDR sold one 149 unit community during the three and nine months ended September 30, 2010. UDR recognized after-tax gains for financial reporting purposes of $3.9 million on this sale and is included in discontinued operations. Proceeds from the sale were used primarily to reduce debt.
We plan to continue to pursue our strategy of exiting markets where long-term growth prospects are limited and redeploying capital into markets we believe will provide the best investment returns.
Financing Activities
For the nine months ended September 30, 2010, our net cash provided by/(used in) financing activities was $325.5 million compared to ($81.7) million for the comparable period of 2009.
The following significant financing activities occurred during the nine months ended September 30, 2010:
•	repaid $99.7 million of secured debt and $50.0 million of maturing medium-term unsecured notes. The $99.7 million of secured debt includes $70.5 million for a maturing construction loan held by one of our consolidated joint ventures, repayment of $2.0 million of credit facilities and $27.2 million of mortgage payments;
•	repurchased unsecured debt with a notional amount of $29.2 million for $29.4 million resulting in a loss on extinguishment of $1.0 million, which includes the write off of related deferred finance charges. The unsecured debt repurchased by the Company matures in 2011. As a result of this repurchase, the loss is represented as an addition to interest expense on the Consolidated Statement of Operations;
•	net repayments of $76.7 million were applied toward the Company’s $600 million revolving credit facility;
•	received proceeds of $64.7 million from secured debt financings. The $64.7 million includes $33.8 million in variable rate mortgages, $19.6 million in fixed rate mortgages, and $11.3 million in credit facilities;
•	in December 2009, the Company entered into an Amended and Restated Distribution Agreement with respect to the issue and sale by the Company from time to time of its Medium-Term Notes, Series A Due Nine Months or More From Date of Issue. In February 2010, the Company issued $150 million of 5.25% senior unsecured medium-term notes under the Amended and Restated Distribution Agreement. These notes were priced at 99.46% of the principal amount at issuance and had a discount of $701,000 at September 30, 2010;
•	in September 2009, the Company initiated an “At the Market” equity distribution program pursuant to which we may sell up to 15 million shares of common stock from time to time to or through sales agents, by means of ordinary brokers’ transactions on the New York Stock Exchange at prevailing market prices at the time of sale, or as otherwise agreed with the applicable agent. During the nine months ended September 30, 2010, we sold 6,144,367 shares of common stock through this program for aggregate gross proceeds of approximately $110.8 million at a weighted average price per share of $18.04. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $2.2 million, were approximately $103.6 million; and

•	in September 2010, the Company initiated an underwritten public offering to sell 16,000,000 shares of its common stock at a price of $20.35 per share. The Company granted the underwriters a 30-day option to purchase up to an additional 2,400,000 shares of common stock to cover overallotments, if any. We sold 18,400,000 shares of common stock in this offering for aggregate gross proceeds of approximately $374.4 million at a price of $20.35 per share. Aggregate net proceeds from the offering, after deducting related expenses were approximately $359.2 million.
Credit Facilities
As of September 30, 2010, we have secured credit facilities with Fannie Mae with an aggregate commitment of $1.4 billion with $1.2 billion outstanding. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at our option. We have $948.0 million of the funded balance fixed at a weighted average interest rate of 5.4% and the remaining balance on these facilities is currently at a weighted average variable rate of 1.7%.
We have a $600 million unsecured revolving credit facility that matures on July 26, 2012. Under certain circumstances, we may increase the $600 million credit facility to $750 million. Based on our current credit rating, the $600 million credit facility carries an interest rate equal to LIBOR plus 47.5 basis points. In addition, the unsecured credit facility contains a provision that allows us to bid up to 50% of the commitment and we can bid out the entire unsecured credit facility once per quarter so long as we maintain an investment grade rating. As of September 30, 2010, we had $112.6 million of borrowings outstanding under the credit facility leaving $487.4 million of unused capacity (excluding $8.0 million of letters of credit at September 30, 2010).
The Fannie Mae credit facilities and the bank revolving credit facility are subject to customary financial covenants and limitations.
Derivative Instruments
As part of UDR’s overall interest rate risk management strategy, we use derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. UDR’s derivative transactions used for interest rate risk management include interest rate swaps with indexes that relate to the pricing of specific financial instruments of UDR. We believe that we have appropriately controlled our interest rate risk through the use of derivative instruments to minimize any unintended effect on consolidated earnings. Derivative contracts did not have a material impact on the results of operations during the nine months ended September 30, 2010 (see Note 10, “Derivatives and Hedging Activity” in the Consolidated Financial Statements of UDR, Inc. included in this Report).
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
The following table outlines our FFO calculation and reconciliation to GAAP for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		Septebmer 30,
	2010	2009	2010	2009

Net loss attributable to UDR, Inc.	$(23,766)	$(37,976)	$(74,443)	$(62,663)
Distributions to preferred stockholders	(2,368)	(2,800)	(7,119)	(8,400)
Real estate depreciation and amortization, including discontinued operations	75,591	69,695	221,524	207,747
Non-controlling interest	(839)	(1,779)	(2,828)	(3,175)
Real estate depreciation and amortization on unconsolidated joint ventures	1,215	1,276	3,375	3,584
Net gain on the sale of depreciable property in discontinued operations, excluding RE3	(3,878)	(555)	(3,999)	(2,440)
Discount on preferred stock repurchases, net	—	—	25	—

Funds from operations (“FFO”) — basic	$45,955	$27,861	$136,535	$134,653

Distribution to preferred stockholders — Series E (Convertible)	932	931	2,794	2,793

Funds from operations — diluted	$46,887	$28,792	$139,329	$137,446

FFO per common share — basic	$0.27	$0.18	$0.82	$0.87

FFO per common share — diluted	$0.27	$0.18	$0.81	$0.87

Weighted average number of common shares and OP Units outstanding — basic	171,019	156,317	166,691	154,773
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	176,480	160,197	171,936	158,129
In the computation of diluted FFO, OP Units, unvested restricted stock, stock options, and the shares of Series E Cumulative Convertible Preferred Stock are dilutive; therefore, they are included in the diluted share count. The effect of the conversion of the Series E Out-Performance Partnership Shares (the Series E Out-Performance Program terminated on December 31, 2009) are anti-dilutive for the three and nine months ended September 30, 2009 and are excluded from the diluted share count.
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

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Weighted average number of common shares and OP units outstanding basic	171,019	156,317	166,691	154,773
Weighted average number of OP units outstanding	(5,616)	(6,317)	(5,850)	(6,890)

Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	165,403	150,000	160,841	147,883

Weighted average number of common shares, OP units, and common stock equivalents outstanding — diluted	176,480	160,197	171,936	158,129
Weighted average number of OP units outstanding	(5,616)	(6,317)	(5,850)	(6,890)
Weighted average incremental shares from assumed conversion of stock options	(1,733)	(705)	(1,591)	(265)
Weighted average incremental shares from unvested restricted stock	(692)	(139)	(618)	(55)
Weighted average number of Series E preferred shares outstanding	(3,036)	(3,036)	(3,036)	(3,036)

Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	165,403	150,000	160,841	147,883

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

	Nine Months Ended
	September 30,
	2010	2009
Net cash provided by operating activities	$157,489	$189,650
Net cash used in investing activities	(478,848)	(95,707)
Net cash provided by/(used in) financing activities	325,481	(81,729)
Results of Operations
The following discussion includes the results of both continuing and discontinued operations for the periods presented.
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $26.1 million ($0.16 per diluted share) for the three months ended September 30, 2010 as compared to net loss attributable to common stockholders of $40.8 million ($0.27 per diluted share) for the comparable period in the prior year. The decrease in net loss attributable to common stockholders for the three months ended September 30, 2010 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:
•	an increase in our net operating income;
•	a decrease in losses from our unconsolidated joint ventures due to the Company’s consolidation of certain joint ventures during the fourth quarter of 2009;
•	recognition of a $16.0 million non-cash charge representing an other-than-temporary decline in the fair value of equity investments in two of our unconsolidated joint ventures during the quarter ended September 30, 2009; and
•	an increase in net gain on the sale of depreciable property primarily related to the disposition of one community in September 2010.

These were partially offset by:
•	an increase in depreciation expense primarily due to the Company’s consolidation of certain joint venture assets in the fourth quarter of 2009 and the completion of redevelopment and development communities in 2009 and 2010;
•	an increase in acquisition related costs due to the acquisition of five apartment communities and land during the quarter ended September 2010; and
•	an increase in general and administrative costs.
Net loss attributable to common stockholders was $81.5 million ($0.51 per diluted share) for the nine months ended September 30, 2010 as compared to net loss attributable to common stockholders of $71.1 million ($0.48 per diluted share) for the comparable period in the prior year. The increase in net loss attributable to common stockholders for the nine months ended September 30, 2010 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:
•	an increase in depreciation expense primarily due to the Company’s consolidation of certain joint venture assets in the fourth quarter of 2009 and the completion of redevelopment and development communities in 2009 and 2010;
•	recognition of a $16.0 million non-cash charge representing an other-than-temporary decline in the fair value of equity investments in two of our unconsolidated joint ventures during the quarter ended September 30, 2009;
•	an increase in interest expense, primarily due to a net gain on debt extinguishment related to unsecured debt repurchase activity in 2009; and
•	a decrease in other income primarily due to a decrease in interest income and increase in losses due to changes in the fair value of derivatives partially offset by an increase in recoveries from real estate tax accruals.
These were partially offset by:
•	a slight increase in our net operating income; and
•	a decrease in losses from our unconsolidated joint ventures due to the Company’s consolidation of certain joint ventures during the fourth quarter of 2009.
Apartment Community Operations
Our net income is primarily generated from the operation of our apartment communities. The following table summarizes the operating performance of our total apartment portfolio which excludes commercial operating income and expense for each of the periods presented (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	% Change	2010	2009	% Change

Property rental income	$157,630	$148,344	6.3%	$459,915	$446,823	2.9%
Property operating expense (a)	(56,688)	(52,189)	8.6%	(162,762)	(152,553)	6.7%

Property net operating income	$100,942	$96,155	5.0%	$297,153	$294,270	1.0%

(a)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of property NOI to net loss attributable to UDR as reflected, for both continuing and discontinued operations, for the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Property net operating income	$100,942	$96,155	$297,153	$294,270
Other net operating income	2,086	2,041	4,152	4,364
Non-property income, net	2,195	1,627	7,571	10,609
Real estate depreciation and amortization	(75,591)	(69,695)	(221,524)	(207,747)
Interest, net	(38,257)	(38,640)	(113,068)	(103,025)
Storm related income/(expense)	52	—	(669)	(127)
General and administrative and property management	(16,455)	(12,807)	(44,070)	(39,641)
Other operating expenses	(1,396)	(1,437)	(4,338)	(5,110)
Other depreciation and amortization	(1,224)	(858)	(3,755)	(3,730)
Loss from unconsolidated entities	(835)	(16,742)	(2,757)	(18,187)
Income from discontinued operations	3,878	601	4,034	2,486
Non-controlling interests	839	1,779	2,828	3,175

Net loss attributable to UDR	$(23,766)	$(37,976)	$(74,443)	$(62,663)

Same Communities
Our same community properties (those acquired, developed, and stabilized prior to July 1, 2009 and held on September 30, 2010) consisted of 42,120 apartment homes and provided 92% of our total property NOI for the three months ended September 30, 2010.
NOI for our same community properties increased 0.1% or $101,000 for the three months ended September 30, 2010 compared to the same period in 2009. The increase in property NOI was attributable to a 0.1% or $86,000 increase in property rental income and a $15,000 decrease in operating expenses. Physical occupancy increased 0.1% to 95.7% and total monthly income per occupied home remained at $1,167.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 65.7% for the three months ended September 30, 2010 as compared to 65.6% for the comparable period in 2009.
Our same community properties (those acquired, developed, and stabilized prior to January 1, 2009 and held on September 30, 2010) consisted of 40,699 apartment homes and provided 90% of our total property NOI for the nine months ended September 30, 2010.
NOI for our same community properties decreased 2.7% or $7.5 million for the nine months ended September 30, 2010 compared to the same period in 2009. The decrease in property NOI was attributable to a 1.7% or $7.1 million decrease in property rental income and a 0.3% or $375,000 increase in operating expenses. The decrease in revenues was primarily driven by a 3.4% or $13.9 million decrease in rental rates which was partially offset by a 58.8% or $2.1 million decrease in rental concessions, a 12.5% or $2.1 million decrease in vacancy loss, a 32.9% or $814,000 decrease in bad debt, and a 12.5% or $2.1 million increase in reimbursement income. Physical occupancy increased 0.4% to 95.7% and total monthly income per occupied home decreased $25 to $1,153.
The increase in property operating expenses was primarily driven by a 3.5% or $750,000 increase in utilities, a 4.7% or $986,000 increase in repairs and maintenance, and a 3.4% or $1.1 million increase in personnel costs. These increases were partially offset by a 5.2% or $2.3 million decrease in real estate taxes and a 4.9% or $429,000 decrease in administrative and marketing costs.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) decreased to 66.2% for the nine months ended September 30, 2010 as compared to 66.8% for the comparable period in 2009.
Non-Mature/Other Communities
The remaining $10.4 million or 10% and $33.9 million or 11% of our total NOI during the three and nine months ended September 30, 2010, respectively, was generated from communities that we classify as “non-mature communities.” UDR’s non-mature communities consist of communities that do not meet the criteria to be included in same communities, which includes communities developed or acquired, redevelopment properties, sold properties, non-apartment components of mixed use properties, properties classified as real estate held for disposition and condominium properties. For the three and nine months ended September 30, 2010, we recognized NOI for our developments of $3.1 million and $9.8 million, respectively, acquired communities of $2.8 million and $5.8 million, respectively, and redeveloped properties of $1.9 million and $9.4 million, respectively.
Other Income
For the three and nine months ended September 30, 2010 and 2009, significant amounts reflected in other income include: interest income and discount amortization from an interest in a convertible debt security of $957,000 and $2.9 million and $958,000 and $2.6 million, respectively, and fees earned from the Company’s joint ventures of $453,000 and $1.5 million and $466,000 and $1.5 million, respectively. Other income for the nine months ended September 30, 2010 also includes a recovery from real estate tax accruals of $2.1 million. Other income for the nine months ended September 30, 2009 also includes $5.1 million of interest income on a note receivable.
Real Estate Depreciation and Amortization
For the three and nine months ended September 30, 2010, real estate depreciation and amortization in continuing operations increased 8.6% or $6.0 million and 6.7% or $13.9 million, respectively, as compared to the comparable periods in 2009. The increase in depreciation and amortization for the three and nine months ended September 30, 2010 is primarily the result of the consolidation of certain joint venture assets in the fourth quarter of 2009, development completions during 2010 and 2009, acquisitions of five apartment communities during the third quarter of 2010, and additional capital expenditures. As part of the Company’s acquisition activity a portion of the purchase price is attributable to the fair value of intangible assets which are typically amortized over a period of less than one year.
Interest Expense
For the three and nine months ended September 30, 2010, interest expense in continuing operations decreased 1.0% or $383,000 and increased 9.7% or $10.0 million, respectively, as compared to the comparable periods in 2009. This decrease in interest expense during the three months September 30, 2010 as compared to the comparable period in 2009 was primarily due to expenses of $3.8 million related to the tender offer in 2009 partially offset by an increase of $3.4 million in interest expense on debt. The increase in interest expense during the nine months ended September 30, 2010 as compared to the comparable period in 2009 was primarily due to the recognition of a loss of $1.1 million and a gain of $9.8 million during the nine months September 30, 2010 and 2009, respectively, from the repurchase of unsecured debt securities.
General and Administrative
For the three and nine months ended September 30, 2010, general and administrative expenses increased 38.9% or $3.4 million and 15.0% or $4.1 million, respectively, as compared to the same periods in 2009. The increase in general and administrative expense during the three and nine months ended September 30, 2010 as compared to the same period in 2009 was primarily due to expenses related to an increase of $3.9 million and $5.7 million, respectively, in compensation expense, which includes deferred compensation and bonuses and an increase of $2.7 million and $2.4 million, respectively, in acquisition costs related to the Company’s acquisitions of five operating communities and one parcel of land. These increases were partially offset by an increase of $2.7 million and $2.6 million in income tax benefit during the three and nine months ended September 30, 2010, respectively, from the write-off of income tax payable.

Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three and nine months ended September 30, 2010.
Off-Balance Sheet Arrangements
On November 5, 2010, the Company acquired The Hanover Company’s (“Hanover”) partnership interests in the Hanover/MetLife Master Limited Partnership (the “Partnership”). The Partnership owns a portfolio of 26 operating communities containing 5,748 homes and 11 land parcels with the potential to develop approximately 2,300 additional homes. Under the terms of the Partnership, UDR will act as the general partner and earn fees for property and asset management and financing transactions.
UDR has agreed to indemnify Hanover for losses that may arise from $506 million recourse loans which are secured by a security interest in the operating community subject to the loan. The loans are to the sub-tier partnerships which own the 26 operating communities. The Company anticipates that these loans will be refinanced by the Partnership over the next twelve months.
We do not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.
UNITED DOMINION REALTY, L.P.:
Business Overview
United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P.”), is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act (as amended from time to time, or any successor to such statute, the “Act”). The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At September 30, 2010, the Operating Partnership’s real estate portfolio included 81 communities located in 8 states plus the District of Columbia, with a total of 23,351 apartment homes.
As of September 30, 2010, UDR owned 110,883 units of our general limited partnership interests and 174,369,059 units of our limited partnership interests (the “OP Units”), or approximately 96.9% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Report to the Operating Partnership or “we,” “us” or “our” refer to UDR, L.P. together with its consolidated subsidiaries. We refer to our General Partner together with its consolidated subsidiaries (including us) and the General Partner’s consolidated joint ventures as “UDR” or the “General Partner.”

UDR operates as a self administered real estate investment trust, or REIT, for federal income tax purposes. UDR focuses on owning, acquiring, renovating, developing, and managing apartment communities nationwide. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in September 2003. At September 30, 2010, the General Partner’s consolidated real estate portfolio included 172 communities located in 10 states and the District of Columbia, with a total of 48,409 apartment homes, and its total real estate portfolio, inclusive of its unconsolidated communities, included an additional 11 communities with 4,143 apartment homes.
The following table summarizes our market information by major geographic markets as of September 30, 2010.

					Three Months Ended		Nine Months Ended
	As of September 30, 2010				September 30, 2010		September 30, 2010 (a)
			Percentage	Total
	Number of	Number of	of Total	Carrying	Average	Total Income	Average	Total Income
	Apartment	Apartment	Carrying	Value	Physical	per Occupied	Physical	per Occupied
Same Communities	Communities	Homes	Value	(in thousands)	Occupancy	Home (b)	Occupancy	Home (b)
Western Region
Orange Co, CA	12	4,124	20.7%	$763,963	95.0%	$1,483	95.4%	$1,476
San Francisco, CA	8	1,703	10.6%	391,739	96.9%	1,918	96.8%	1,899
Monterey Peninsula, CA	7	1,565	4.1%	152,398	94.8%	1,082	94.5%	1,063
Los Angeles, CA	6	1,222	7.2%	264,773	95.6%	1,543	96.1%	1,543
San Diego, CA	3	689	2.7%	99,435	94.7%	1,270	95.1%	1,257
Seattle, WA	5	932	5.6%	206,650	96.3%	1,197	96.8%	1,185
Inland Empire, CA	2	834	3.2%	119,096	94.7%	1,258	95.0%	1,244
Sacramento, CA	2	914	1.8%	67,849	94.1%	868	93.6%	868
Portland, OR	3	716	1.9%	69,406	96.9%	947	96.0%	940

Mid-Atlantic Region
Metropolitan DC	8	2,565	15.5%	573,090	96.4%	1,670	96.2%	1,633
Baltimore, MD	5	994	3.9%	145,635	95.3%	1,349	96.5%	1,313

Southeastern Region
Tampa, FL	3	1,154	2.9%	108,641	95.7%	1,009	95.7%	1,001
Nashville, TN	6	1,612	3.4%	126,560	96.5%	828	96.6%	822
Jacksonville, FL	1	400	1.1%	42,202	94.5%	861	95.1%	848
Other Florida	1	636	2.1%	76,166	93.9%	1,144	95.2%	1,144

Southwestern Region
Dallas, TX	2	1,348	5.0%	182,361	95.7%	1,135	95.7%	1,130
Phoenix, AZ	3	914	2.0%	71,541	94.9%	857	95.3%	851

Total/Average Same Communities	77	22,322	93.7%	3,461,505	95.5%	1,300	95.7%	1,283

Non Matures, Commercial Properties & Other	4	1,029	6.3%	229,075

Total Real Estate Held for Investment	81	23,351	100.0%	3,690,580

Total Accumulated Depreciation				(842,467)

Total Real Estate Owned, Net of Accumulated Depreciation				$2,848,113

(a)	The same community population for the nine months ended September 30, 2010 includes 22,104 homes.

(b)	Total Income per Occupied Home represents total monthly revenues per weighted average number of apartment homes occupied.
Liquidity and Capital Resources
Liquidity is the ability to meet present and future financial obligations either through operating cash flows, the sale of properties, and the issuance of debt. Both the coordination of asset and liability maturities and effective capital management are important to the maintenance of liquidity. The Operating Partnership’s primary source of liquidity is cash flow from operations as determined by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment homes and borrowings allocated to us under the General Partner’s credit agreements. The General Partner will routinely use its unsecured credit facility to temporarily fund certain investing and financing activities prior to arranging for longer-term financing or the issuance of equity or debt securities. During the past several years, proceeds from the sale of real estate have been used for both investing and financing activities as we repositioned our portfolio.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and borrowings allocated to us under the General Partner’s credit agreements. We expect to meet certain long-term liquidity requirements such as scheduled debt maturities and potential property acquisitions through borrowings and the disposition of properties. We believe that our net cash provided by operations and borrowings will continue to be adequate to meet both operating requirements and the payment of distributions. Likewise, the budgeted expenditures for improvements and renovations of certain properties are expected to be funded from property operations and borrowings allocated to us under the General Partner’s credit agreements the Operating Partnership is a party to.
Future Capital Needs
Future capital expenditures are expected to be funded with proceeds from the issuance of secured debt, the sale of properties, the borrowings allocated to us under our General Partner’s credit agreements, and to a lesser extent, with cash flows provided by operating activities. Acquisition activity in strategic markets is expected to be largely financed by the reinvestment of proceeds from the sale of properties, the issuance of OP units and the assumption or placement of secured debt.
During the remainder of 2010, we have approximately $643,000 of secured debt maturing and we anticipate that we will repay that debt with operating cash flows, proceeds from borrowings allocated to us under our General Partner’s credit agreements, or by exercising extension rights on such secured debt, as applicable. The repayment of debt will be recorded as an offset to the “Receivable due from General Partner”.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. A critical accounting policy is one that is both important to our financial condition and results of operations and that involves some degree of uncertainty. Estimates are prepared based on management’s assessment after considering all evidence available. Changes in estimates could affect our financial position or results of operations. Below is a discussion of the accounting policies that we consider critical to understanding our financial condition or results of operations where there is uncertainty or where significant judgment is required.
Capital Expenditures
In conformity with GAAP, we capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.
During the nine months ended September 30, 2010, $43.8 million was spent on capital expenditures for all of our communities as compared to $53.0 million for the nine months ended September 30, 2009. These capital improvements included turnover-related capital expenditures, revenue enhancing capital expenditures, asset preservation expenditures, kitchen and bath upgrades, other extensive interior/exterior upgrades and major renovations.
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
Statements of Cash Flows for the Nine Months Ended September 30, 2010
The following discussion explains the changes in net cash provided by operating activities, and net cash used in investing activities and financing activities that are presented in our Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009.
Operating Activities
For the nine months ended September 30, 2010, net cash flow provided by operating activities was $121.9 million compared to $127.9 million for the comparable period in 2009. The decrease in net cash flow from operating activities is primarily due to consolidated net loss of $17.2 million during the nine months ended September 30, 2010 compared to consolidated net income of $3.3 million during the comparable period in 2009, partially offset by the impact of changes in operating assets and liabilities.
Investing Activities
For the nine months ended September 30, 2010, net cash used in investing activities was $43.8 million compared to $53.0 million for the comparable period in 2009, and consisted entirely of capital expenditures.
Acquisitions
The Operating Partnership did not acquire any communities during the nine months ended September 30, 2010 or during 2009. The Operating Partnership’s long-term strategic plan is to achieve greater operating efficiencies by investing in fewer, more concentrated markets. As a result, we have been seeking to expand our interests in communities located in California, Metropolitan Washington D.C. and the Washington State markets over the past years. Prospectively, we plan to continue to channel new investments into those markets we believe will continue to provide the best investment returns. Markets will be targeted based upon defined criteria including favorable job formation, low single-family home affordability and favorable demand/supply ratio for multifamily housing.
Dispositions
The Operating Partnership did not dispose of any communities during the nine months ended September 30, 2010 or 2009.
Financing Activities
For the nine months ended September 30, 2010, our net cash used in financing activities was $77.6 million compared to $74.8 million for the comparable period of 2009. The increase in cash used in financing activities was primarily due to a decrease in the proceeds from secured debt, partially offset by a net decrease in payments to the General Partner and a decrease in payments on secured debt.

Credit Facilities
As of September 30, 2010, the General Partner had secured credit facilities with Fannie Mae with an aggregate commitment of $1.4 billion with $1.2 billion outstanding. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at the General Partner’s option. At September 30, 2010, $948.0 million of the funded balance was fixed at a weighted average interest rate of 5.4% and the remaining balance on these facilities was at a weighted average variable rate of 1.7%. At September 30, 2010, $761.8 million of these credit facilities are allocated to the Operating Partnership based on the ownership of the assets securing the debt.
The Operating Partnership is a guarantor on the General Partner’s unsecured credit facility, with an aggregate borrowing capacity of $600 million, and a $100 million term loan. At September 30, 2010 and December 31, 2009, the outstanding balance under the unsecured credit facility was $112.6 million and $189.3 million, respectively.
The credit facilities are subject to customary financial covenants and limitations.
Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $301.9 million in variable rate debt that is not subject to interest rate swap contracts as of September 30, 2010. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $3.0 million based on the balance at September 30, 2010.
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
A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Nine Months Ended,
	September 30,
	2010	2009

Net cash provided by operating activities	$121,881	$127,915
Net cash used by investing activities	(43,809)	(53,007)
Net cash used in financing activities	(77,590)	(74,826)
Results of Operations for the Three and Nine Months Ended September 30, 2010
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the nine months ended September 30, 2010 and 2009, and includes the results of both continuing and discontinued operations for the periods presented.

Net (Loss)/Income Attributable to OP Unit holders
Net (loss)/income attributable to OP unit holders was ($8.6) million (($0.05) per OP unit) for the three months ended September 30, 2010 as compared to net income attributable to OP unit holders of ($3.4) million ($0.02 per OP unit) for the comparable period in the prior year. The decrease in net income attributable to OP unit holders for the three months ended September 30, 2010 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:
•	a decrease in net operating income; and
•	an increase in general and administrative expenses allocated to us by our General Partner.
These changes were partially offset by a decrease in interest expense due to a reduction in the interest rate on the note payable to the General Partner.
Net (loss)/income attributable to OP unit holders was ($17.3) million (($0.10) per OP unit) for the nine months ended September 30, 2010 as compared to net income attributable to OP unit holders of $3.3 million ($0.02 per OP unit) for the comparable period in the prior year. The decrease in net income attributable to OP unit holders for the nine months ended September 30, 2010 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:
•	a decrease in net operating income;
•	a decrease in other income primarily due to a decrease in interest income and increase in losses due to changes in the fair value of derivatives;
•	an increase in interest expense incurred on new debt;
•	a reduction in disposition gains in 2010 as compared to 2009. The Company recognized net gains of $124,000 and $1.6 million for the nine months ended September 30, 2010 and 2009, respectively; and
•	an increase in general and administrative expenses allocated to us by our General Partner.
These changes were partially offset by a decrease in interest expense due to a reduction in the interest rate on the note payable to the General Partner.
Apartment Community Operations
Our net income is primarily generated from the operation of our apartment communities.
The following table summarizes the operating performance of our total portfolio for the three months and nine months ended September 2010 and 2009 (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			Year Ended September 30,
	2010	2009	% Change	2010	2009	% Change

Property rental income	$88,222	$87,745	0.5%	$261,517	$267,005	-2.1%
Property operating expense (a)	(29,937)	(28,581)	4.7%	(86,478)	(84,443)	2.4%

Property net operating income (“NOI”)	$58,285	$59,164	-1.5%	$175,039	$182,562	-4.1%

(a)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of property NOI to net income attributable to OP unit holders as reflected, for both continuing and discontinued operations, for the three months and nine months ended September 2010 and 2009 (dollars in thousands):

	Three Months Ended,		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Property net operating income	$58,285	$59,164	$175,039	$182,562
Other income	65	11	1,621	5,667
Real estate depreciation and amortization	(41,674)	(41,606)	(124,797)	(125,077)
Interest expense	(13,240)	(13,795)	(39,281)	(38,908)
General and administrative and property management	(10,781)	(6,069)	(26,202)	(18,810)
Other operating expenses	(1,244)	(1,222)	(3,712)	(3,679)
Income from discontinued operations	27	146	124	1,562
Non-controlling interests	(9)	—	(44)	—

Net (loss)/income attributable to OP unitholders	$(8,571)	$(3,371)	$(17,252)	$3,317

Same Store Communities
Three and Nine Months Ended September 30, 2010 vs. Three and Nine Months Ended September 30, 2009
Our same store communities (those acquired, developed, and stabilized prior to July 1, 2009 and held on September 30, 2010) consisted of 22,322 apartment homes and provided 94.8% of our total NOI for the three months ended September 30, 2010.
NOI for our same store community properties decreased 1.2% or $698,000 for the three months ended September 30, 2010 compared to the same period in 2009. The decrease in property NOI was primarily attributable to a 0.3% or $231,000 decrease in property rental income and by a 1.7% or $467,000 increase in operating expenses. The decrease in revenues was primarily driven by a 0.8% or $639,000 decrease in rental rates which was partially offset by an 11.9% or $422,000 increase in reimbursement income. Physical occupancy remained at 95.5% and total income per occupied home decreased $3 to $1,300 for the three months ended September 30, 2010 compared to the same period in 2009.
The increase in property operating expenses was primarily driven by a 6.9% or $292,000 increase in utilities, a $409,000 or 9.7% increase in repairs and maintenance, and a 4.0% or $260,000 increase in personnel costs which was partially offset by a 5.3% or $95,000 decrease in administrative and marketing costs.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) was 66.5% for the three months ended September 30, 2010 as compared to 67.2% for the comparable period in 2009.
Our same store communities (those acquired, developed, and stabilized prior to January 1, 2009 and held on September 30, 2010) consisted of 22,104 apartment homes and provided 93.7% of our total NOI for the nine months ended September 30, 2010.
NOI for our same store community properties decreased 4.1% or $7.0 million for the nine months ended September 30, 2010 compared to the same period in 2009. The decrease in property NOI was primarily attributable to a 2.4% or $5.9 million decrease in property rental income and a 1.4% or $1.1 million increase in operating expenses. The decrease in revenues was primarily driven by a 3.6% or $8.8 million decrease in rental rates partially offset by a 12.5% or $1.3 million decrease in vacancy loss and a 12.3% or $1.3 million increase in reimbursement income. Physical occupancy increased 0.5% to 95.7% and total income per occupied home decreased $38 to $1,283 for the nine months ended September 30, 2010 compared to the same period in 2009.
The increase in property operating expenses was primarily driven by a 5.9% or $695,000 increase in repairs and maintenance and a 3.5% or $661,000 increase in personnel costs which was partially offset by a 1.8% or $497,000 decrease in real estate taxes and a 5.3% or $269,000 decrease in administrative and marketing costs.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) was 67.2% for the nine months ended September 30, 2010 as compared to 68.4% for the comparable period in 2009.
Non-Mature/Other Communities
Three and Nine Months Ended September 30, 2010
The remaining $3.0 million or 5.2% and $11.0 million or 6.3% of our total NOI during the three and nine months ended September 30, 2010, respectively, was generated from communities that we classify as “non-mature communities.” The Operating Partnership’s non-mature communities consist of communities that do not meet the criteria to be included in same store communities, which includes communities developed or acquired, redevelopment properties, sold properties, non-apartment components of mixed use properties, properties classified as real estate held for disposition and condominium properties. For the three and nine months ended September 30, 2010, a significant portion of our NOI from non-mature communities was recognized from our redevelopment properties and amounted to $1.9 million and $7.7 million, respectively.
Other Income
For the three and nine months ended September 30, 2010, other income primarily includes a recovery from real estate tax accruals partially offset by losses due to the change in the fair value of derivatives. Other income for the nine months ended September 30, 2009 includes interest income on a note receivable for $200 million that a subsidiary of the Operating Partnership received related to the disposition of 55 properties during 2008. In May 2009, the $200 million note was paid in full.
Real Estate Depreciation and Amortization
For the three and nine months ended September 30, 2010 and 2009, real estate depreciation and amortization did not change significantly as the Operating Partnership did not have any acquisitions during these respective periods.
Interest Expense
For the three months ended September 30, 2010, interest expense decreased 4.0% or $555,000 as compared to the same period in 2009. This decrease is primarily due a decrease in the interest rate charged on the note payable due to the General Partner partially offset by additional borrowings on secured credit facilities. For the nine months ended September 30, 2010 interest expense increased 1.0% or $373,000 as compared to the same period in 2009. The increase is primarily due to additional borrowings on secured credit facilities partially offset by a decrease in the interest rate charged on the note payable due to the General Partner.
General and Administrative
The Operating Partnership is charged directly for general and administrative expenses it incurs. The Operating Partnership is also charged for other general and administrative expenses that have been allocated by UDR to each of its subsidiaries, including the Operating Partnership, based on each subsidiary’s pro-rata portion of UDR’s total apartment homes.
For the three and nine months ended September 30, 2010, general and administrative expenses increased 128.5% or $4.7 million and 65.8% or $7.5 million, respectively, as compared to the comparable period in 2009. The increases were consistent with the changes in UDR’s general and administrative expenses for the three and nine months ended September 30, 2010.
Income from Discontinued Operations
For the three and nine months ended September 30, 2010 and 2009, we recognized gains for financial reporting purposes of $27,000 and $124,000 and $146,000 and $1.6 million, respectively. Changes in the level of gains recognized from period to period reflect the residual activities from specific properties sold.

Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three and nine month period ended September 30, 2010 and 2009.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company and the Operating Partnership are exposed to interest rate changes associated with our unsecured credit facility and other variable rate debt as well as refinancing risk on our fixed rate debt. The Company’s and the Operating Partnership’s involvement with derivative financial instruments is limited and we do not expect to use them for trading or other speculative purposes. The Company and the Operating Partnership use derivative instruments solely to manage its exposure to interest rates.
See our Annual Report on Form 10-K for the year ended December 31, 2009 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of September 30, 2010, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 4. CONTROLS AND PROCEDURES
As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective in timely alerting them to material information required to be included in our periodic SEC reports. In addition, the Chief Executive Officer and the Chief Financial Officer of the Company concluded that during the quarter ended September 30, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of the Company and the Operating Partnership. Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective under circumstances where our disclosure controls and procedures should reasonably be expected to operate effectively.

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

We Are Subject to Certain Risks Associated with Selling Apartment Communities, Which Could Limit Our Operational and Financial Flexibility. We periodically dispose of apartment communities that no longer meet our strategic objectives, but adverse market conditions may make it difficult to sell apartment communities like the ones we own. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. These conditions may limit our ability to dispose of properties and to change our portfolio promptly in order to meet our strategic objectives, which may in turn have a materially adverse effect on our financial condition and the market value of our securities. We are also subject to the following risks in connection with sales of our apartment communities:
•	a significant portion of the proceeds from our overall property sales may be held by intermediaries in order for some sales to qualify as like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended, or the “Code,” so that any related capital gain can be deferred for federal income tax purposes. As a result, we may not have immediate access to all of the cash proceeds generated from our property sales;

•	federal tax laws limit our ability to profit on the sale of communities that we have owned for less than two years, and this limitation may prevent us from selling communities when market conditions are favorable.
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
Risk of Inflation/Deflation. Substantial inflationary or deflationary pressures could have a negative effect on rental rates and property operating expenses. Neither inflation nor deflation has materially impacted our operations in the recent past. The general risk of inflation is that our debt interest and general and administrative expenses increase at a rate higher than our rental rates. The predominate effects of deflation include high unemployment and credit contraction. Restricted lending practices could impact our ability to obtain financing or refinancing for our properties. High unemployment may have a negative effect on our occupancy levels and our rental revenues.
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
We May be Adversely Affected by New Laws and Regulations. The current United States administration and Congress have enacted, or called for consideration of, proposals relating to a variety of issues, including with respect to health care, financial regulation reform, climate control, executive compensation and others. We believe that these and other potential proposals could have varying degrees of impact on us ranging from minimal to material. At this time, we are unable to predict with certainty what level of impact specific proposals could have on us.
Certain rulemaking and administrative efforts that may have an impact on us focus principally on the areas perceived as contributing to the global financial crisis and the continuing economic downturn. These initiatives have created a degree of uncertainty regarding the basic rules governing the real estate industry and many other businesses that is unprecedented in the United States at least since the wave of lawmaking and regulatory reform that followed in the wake of the Great Depression. The federal legislative response in this area has culminated most recently in the enactment on July 21, 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities; thus, the impact on us may not be known for an extended period of time. The Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals that are proposed or pending in the United States Congress, may limit our revenues, impose fees or taxes on us, and/or intensify the regulatory framework in which we operate in ways that are not currently identifiable.

Changing laws, regulations and standards relating to corporate governance and public disclosure in particular, including certain provisions of the Dodd-Frank Act and the rules and regulations promulgated thereunder, have created uncertainty for public companies like ours and have significantly increased the costs and risks associated with accessing the U.S. public markets. Because we are committed to maintaining high standards of internal control over financial reporting, corporate governance and public disclosure, our management team will need to devote significant time and financial resources to comply with these evolving standards for public companies. We intend to continue to invest appropriate resources to comply with both existing and evolving standards, and this investment has resulted and will likely continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.
Changes in the System for Establishing U.S. Accounting Standards May Materially and Adversely Affect Our Reported Results of Operations. Accounting for public companies in the United States has historically been conducted in accordance with generally accepted accounting principles as in effect in the United States (“GAAP”). GAAP is established by the Financial Accounting Standards Board (the “FASB”), an independent body whose standards are recognized by the SEC as authoritative for publicly held companies. The International Accounting Standards Board (the “IASB”) is a London-based independent board established in 2001 and charged with the development of International Financial Reporting Standards (“IFRS”). IFRS generally reflects accounting practices that prevail in Europe and in developed nations around the world.
IFRS differs in material respects from GAAP. Among other things, IFRS has historically relied more on “fair value” models of accounting for assets and liabilities than GAAP. “Fair value” models are based on periodic revaluation of assets and liabilities, often resulting in fluctuations in such values as compared to GAAP, which relies more frequently on historical cost as the basis for asset and liability valuation.
The SEC has proposed the mandatory adoption of IFRS by United States public companies starting in 2015, with early adoption permitted before that date. It is unclear at this time how the SEC will propose that GAAP and IFRS be harmonized if the proposed change is adopted. In addition, switching to a new method of accounting and adopting IFRS will be a complex undertaking. We may need to develop new systems and controls based on the principles of IFRS. Since these are new endeavors, and the precise requirements of the pronouncements ultimately adopted are not now known, the magnitude of costs associated with this conversion are uncertain.
We are currently evaluating the impact of the adoption of IFRS on our financial position and results of operations. Such evaluation cannot be completed, however, without more clarity regarding the specific IFRS standards that will be adopted. Until there is more certainty with respect to the IFRS standards to be adopted, prospective investors should consider that our conversion to IFRS could have a material adverse impact on our reported results of operations.
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
Disruptions in Financial Markets May Adversely Impact Availability and Cost of Credit and Have Other Adverse Effects on Us and the Market Price of Our Stock. Our ability to make scheduled payments or to refinance debt obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business and other factors beyond our control. The United States stock and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for acquisitions, development of our properties and other purposes at reasonable terms, which may negatively affect our business. Additionally, due to this uncertainty, we may be unable to refinance our existing indebtedness or the terms of any refinancing may not be as favorable as the terms of our existing indebtedness. If we are not successful in refinancing this debt when it becomes due, we may be forced to dispose of properties on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of our common or preferred stock. The disruptions in the financial markets have had and may continue to have a material adverse effect on the market value of our common shares and other adverse effects on us and our business.

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
Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of September 30, 2010, UDR, Inc. had approximately $953.0 million of variable rate indebtedness outstanding, which constitutes approximately 27.4% of total outstanding indebtedness as of such date. As of September 30, 2010, the Operating Partnership had approximately $301.9 million of variable rate indebtedness outstanding, which constitutes approximately 26.7% of total outstanding indebtedness as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of our common and preferred stock and debt securities.

Interest Rate Hedging Contracts May Be Ineffective and May Result in Material Charges. From time to time when we anticipate issuing debt securities, we may seek to limit our exposure to fluctuations in interest rates during the period prior to the pricing of the securities by entering into interest rate hedging contracts. We may do this to increase the predictability of our financing costs. Also, from time to time we may rely on interest rate hedging contracts to limit our exposure under variable rate debt to unfavorable changes in market interest rates. If the terms of new debt securities are not within the parameters of, or market interest rates fall below that which we incur under a particular interest rate hedging contract, the contract is ineffective. Furthermore, the settlement of interest rate hedging contracts has involved and may in the future involve material charges. In addition, our use of interest rate hedging arrangements may expose us to additional risks, including a risk that a counterparty to a hedging arrangement may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have desired beneficial impact on our results of operations or financial condition. Termination of these hedging agreements typically involves costs, such as transaction fees or breakage costs.
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
The Operating Partnership Intends to Qualify as a Partnership, But Cannot Guarantee That It Will Qualify. The Operating Partnership intends to qualify as a partnership for federal income tax purposes at such time, if any, that the Operating Partnership admit limited partners other than UDR, Inc.. If classified as a partnership, the Operating Partnership generally will not be a taxable entity and will not incur federal income tax liability. However, the Operating Partnership would be treated as a corporation for federal income tax purposes if it were a “publicly traded partnership,” unless at least 90% of the Operating Partnership’s income were qualifying income as defined in the tax code. A “publicly traded partnership” is a partnership whose partnership interests are traded on an established securities market or are readily tradable on a secondary market (or the substantial equivalent thereof). Although the Operating Partnership’s partnership units will not be traded on an established securities market, because of the redemption right, the Operating Partnership’s units held by limited partners could be viewed as readily tradable on a secondary market (or the substantial equivalent thereof), and there could be no assurance that the Operating Partnership would qualify for one of the “safe harbors” under the applicable tax regulations. Qualifying income for the 90% test generally includes passive income, such as real property rents, dividends and interest. The income requirements applicable to REITs and the definition of qualifying income for purposes of this 90% test are similar in most respects. The Operating Partnership cannot guarantee that it would meet this qualifying income test. If the Operating Partnership were to be taxed as a corporation, it would incur substantial tax liabilities. UDR, Inc. would then fail to qualify as a REIT for tax purposes, unless it qualified for relief under certain statutory savings provisions, and our ability to raise additional capital would be impaired.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
From time to time we issue shares of our common stock in exchange for operating partnership units (“OP Units”) tendered to the Operating Partnership, for redemption in accordance with the provisions of the Operating Partnership’s limited partnership agreement. Under the terms of the Operating Partnership’s limited partnership agreement, the holders of OP Units have the right to require the Operating Partnership to redeem all or a portion of the OP Units held by the holder in exchange for a cash payment based on the market value of our common stock at the time of redemption. However, the Operating Partnership’s obligation to pay the cash amount is subject to the prior right of the Company to acquire such OP Units in exchange for either the cash amount or the number of shares of our common stock equal to the number of OP Units being redeemed.
During the quarter ended September 30, 2010, we issued 405,922 shares of our common stock upon redemption of OP Units. Because these shares of common stock were issued to accredited investors in transactions not involving a public offering, the transaction is exempt from registration under the Securities Act of 1933 in accordance with Section 4(2) of the Securities Act. We did not issue any other shares of our common stock upon redemption of OP Units during the three months ended September 30, 2010.

Repurchase of Equity Securities
In February 2006, our Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. As reflected in the table below, no shares of common stock were repurchased under these programs during the quarter ended September 30, 2010.

			Total Number	Maximum Number
			of Shares	of Shares
			Purchased as	that May Yet
	Total Number	Average	Part of Publicly	Be Purchased
	of Shares	Price	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs (1)
Beginning Balance	9,967,490	$22.00	9,967,490	15,032,510
June 1, 2010 through July 31, 2010	—	—	—	15,032,510
July 1, 2010 through August 31, 2010	—	—	—	15,032,510
August 1, 2010 through September 30, 2010	—	—	—	15,032,510

Balance as of September 30, 2010	9,967,490	$22.00	9,967,490	15,032,510

(1)	This number reflects the amount of shares that were available for purchase under our 10 million share repurchase program authorized in February 2006 and our 15 million share repurchase program authorized in January 2008.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. (REMOVED AND RESERVED)
Item 5. OTHER INFORMATION
There is no other information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2010, that was not previously disclosed in a Form 8-K.
Item 6. EXHIBITS
The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc.
(registrant)
Date: November 9, 2010	/s/ David L. Messenger
David L. Messenger
Chief Financial Officer and Senior Vice President (duly authorized officer, principal financial officer and chief accounting officer)

United Dominion Realty, L.P.
(registrant)
	By:	UDR, Inc., its general partner

Date: November 9, 2010	/s/ David L. Messenger
David L. Messenger
Chief Financial Officer and Senior Vice President (duly authorized officer, principal financial officer and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1
Certificate of Limited Partnership of United Dominion Realty, L.P. dated February 19, 2004 (incorporated by reference to Exhibit 3.4 to United Dominion Realty, L.P.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 dated and filed with the SEC on October 15, 2010).

3.2
Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2004 (incorporated by reference to Exhibit 10.23 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.3
First Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated June 24, 2005 (incorporated by reference to Exhibit 10.06 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.4
Second Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated February 23, 2006 (incorporated by reference to Exhibit 10.6 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

3.5
Third Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated February 2, 2007 (incorporated by reference to Exhibit 99.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

3.6
Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated December 27, 2007 (incorporated by reference to Exhibit 10.25 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007).

3.7
Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated March 7, 2008 (incorporated by reference to Exhibit 10.53 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008).

3.8
Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. (incorporated by reference to Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated December 9, 2008 and filed with the SEC on December 10, 2008).

3.9
Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of March 13, 2009 (incorporated by reference to Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated March 18, 2009 and filed with the SEC on March 19, 2009).

4.1
Guaranty of United Dominion Realty, L.P. with respect to UDR, Inc.’s Indenture dated November 1, 1995 (incorporated by reference to Exhibit 99.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the SEC on September 30, 2010, Commission File No. 1-10524).

4.2
Guaranty of United Dominion Realty, L.P. with respect to UDR, Inc.’s Indenture dated October 12, 2006 (incorporated by reference to Exhibit 99.2 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the SEC on September 30, 2010, Commission File No. 1-10524).

Exhibit No.	Description

10.1
Underwriting Agreement dated September 8, 2010 (incorporated by reference to Exhibit 1.1 to UDR, Inc.’s Current Report on Form 8-K dated September 8, 2010 and filed with the SEC on September 9, 2010, Commission File No. 1-10524).

10.2
Letter Agreement, dated October 7, 2010, between UDR, Inc. and W. Mark Wallis (incorporated by reference to Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the SEC on October 12, 2010, Commission File No. 1-10524).

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends of UDR, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges of United Dominion Realty, L.P.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of UDR, Inc.

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer of United Dominion Realty, L.P.

31.4	Rule 13a-14(a) Certification of the Chief Financial Officer of United Dominion Realty, L.P.

32.1	Section 1350 Certification of the Chief Executive Officer of UDR, Inc.

32.2	Section 1350 Certification of the Chief Financial Officer of UDR, Inc.

32.3	Section 1350 Certification of the Chief Executive Officer of United Dominion Realty, L.P.

32.4	Section 1350 Certification of the Chief Financial Officer of United Dominion Realty, L.P.

101
XBRL (Extensible Business Reporting Language). The following materials from UDR, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2010, formatted in XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of cash flows of UDR, Inc., (iv) consolidated statements of stockholders’ equity and comprehensive income/(loss) of UDR, Inc., and (v) notes to consolidated financial statements of UDR, Inc.