Form 10-K
period 2010-12-31
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2011-02-23
CIK 74208, 1018254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-10524 (UDR, Inc.)
Commission file number 333-156002-01 (United Dominion Realty, L.P.)

UDR, INC.
United Dominion Realty, L.P.
(Exact name of registrant as specified in its charter)

Maryland (UDR, Inc.) Delaware (United Dominion Realty, L.P.) (State or other jurisdiction of incorporation or organization)	54-0857512 54-1776887 (I.R.S. Employer Identification No.)

1745 Shea Center Drive, Suite 200, Highlands Ranch, Colorado 80129
(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (720) 283-6120

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value (UDR, Inc.)	New York Stock Exchange
6.75% Series G Cumulative Redeemable Preferred Stock (UDR, Inc.)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

UDR, Inc.	Yes ☑ No ☐
United Dominion Realty, L.P.	Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

UDR, Inc.	Yes ☐ No ☑
United Dominion Realty, L.P.	Yes ☐ No ☑

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

UDR, Inc.	Yes ☑ No ☐
United Dominion Realty, L.P.	Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the shares of common stock of UDR, Inc. held by non-affiliates on June 30, 2010 was approximately $1.9 billion. This calculation excludes shares of common stock held by the registrant’s officers and directors and each person known by the registrant to beneficially own more than 5% of the registrant’s outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose. As of February 17, 2011 there were 182,496,330 shares of UDR, Inc’s common stock outstanding.

There is no public trading market for the partnership units of United Dominion Realty, L.P. As a result, an aggregate market value of the partnership units of United Dominion Realty, L.P. cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from UDR, Inc.’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 12, 2011.

		PAGE

PART I
Item 1.	Business	2
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	27
Item 2.	Properties	28
Item 3.	Legal Proceedings	29
Item 4.	(Removed and Reserved)	29

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	30
Item 6.	Selected Financial Data	35
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	67
Item 8.	Financial Statements and Supplementary Data	67
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	67
Item 9A.	Controls and Procedures	67
Item 9B.	Other Information	68

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	69
Item 11.	Executive Compensation	69
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	69
Item 13.	Certain Relationships and Related Transactions, and Director Independence	69
Item 14.	Principal Accountant Fees and Services	69

PART IV
Item 15.	Exhibits, Financial Statement Schedules	70
EX-12.1
EX-12.2
EX-21
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-31.3
EX-31.4
EX-32.1
EX-32.2
EX-32.3
EX-32.4
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the fiscal year ended December 31, 2010 of UDR, Inc. a Maryland corporation, and United Dominion Realty, L.P., a Delaware limited partnership, of which UDR is the parent company and sole general partner. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” the “Company”, “UDR” or UDR, Inc. refer collectively to UDR, Inc., together with its consolidated subsidiaries and joint ventures, including the Operating Partnership. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” refer to United Dominion Realty, L.P. together with its consolidated subsidiaries. “Common stock” refers to the common stock of UDR and “stockholders” means the holders of shares of UDR’s common stock and preferred stock. The limited partnership interests of the Operating Partnership are referred to as “OP Units” and the holders of the OP Units are referred to as “unitholders”. This combined Form 10-K is being filed separately by UDR and the Operating Partnership.

There are a number of differences between our company and our operating partnership, which are reflected in our disclosure in this report. UDR is a real estate investment trust (a “REIT”), whose most significant asset is its ownership interest in the Operating Partnership. UDR also conducts business through other subsidiaries and operating partnerships, including its subsidiary RE3, which focuses on development, land entitlement and short-term hold investments. UDR does not conduct business itself, other than by acting as the sole general partner of the Operating Partnership, holding interests in other operating partnerships, subsidiaries and joint ventures, issuing securities from time to time and guaranteeing debt of certain of our subsidiaries. The Operating Partnership conducts the operations of a substantial portion of the business and is structured as a partnership with no publicly traded equity securities. The Operating Partnership has guaranteed certain outstanding securities of UDR.

As of December 31, 2010, UDR owned 110,883 units of the general partnership interests of the Operating Partnership and 174,736,557 units (or approximately 97.2%) of the limited partnership interests of the Operating Partnership (the “OP Units”). UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities” and “Controls and Procedures” are provided for each of UDR and the Operating Partnership. In addition, certain disclosures in “Business” are separated by entity to the extent that the discussion relates to UDR’s business outside of the Operating Partnership.

PART I

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, development activity and capital expenditures, capital raising activities, rent growth, occupancy, and rental expense growth. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting us, or our properties, adverse changes in the real estate markets and general and local economies and business conditions. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this Annual Report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. For a further discussion of these and other factors that could impact future results, performance or transactions, see “Item 1A. Risk Factors” elsewhere in this Annual Report.

Forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based, except to the extent otherwise required by law.

Item 1.	BUSINESS

General

UDR is a self administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, redevelops, and manages apartment communities in select markets throughout the United States. At December 31, 2010, our consolidated apartment portfolio included 172 communities located in 23 markets, with a total of 48,553 completed apartment homes, which are held through our operating partnerships, including the Operating Partnership and Heritage Communities L.P., our subsidiaries and consolidated joint ventures. In addition, we have an ownership interest in 37 communities containing 9,891 completed apartment homes through unconsolidated joint ventures.

At December 31, 2010, the Operating Partnership’s consolidated apartment portfolio included 81 communities located in 19 markets, with a total of 23,351 completed apartment homes. The Operating Partnership owns, acquires, renovates, develops, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier-to-entry markets located in the United States. The high barrier-to-entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. During the fiscal year ended December 31, 2010, revenues of the Operating Partnership represented approximately 55% of our total rental revenues.

UDR elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, which we refer to in this Report as the “Code”. To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gains) to our stockholders annually. As a qualified REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on our net income to the extent we distribute such net income to our stockholders annually. In 2010, we declared total distributions of $0.730 per common share and paid dividends of $0.725 per common share.

	Dividends Declared in 2010	Dividends Paid in 2010

First Quarter	$0.180	$0.180
Second Quarter	0.180	0.180
Third Quarter	0.185	0.180
Fourth Quarter	0.185	0.185

Total	$0.730	$0.725

UDR was formed in 1972 as a Virginia corporation. In June 2003, we changed our state of incorporation from Virginia to Maryland. The Operating Partnership was formed in 2004 as Delaware limited partnership. The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations in 1995. Our corporate offices are located at 1745 Shea Center Drive, Suite 200, Highlands Ranch, Colorado and our telephone number is (720) 283-6120. Our website is located at www.udr.com.

As of February 17, 2011, we had 1,547 full-time associates and 85 part-time associates, all of whom were employed by UDR.

Reporting Segments

We report in two segments: Same Communities and Non-Mature/Other Communities. Our Same Communities segment includes those communities acquired, developed, and stabilized prior to January 1, 2009, and held as of December 31, 2010. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months. Our Non-Mature/Other Communities segment includes those communities that were acquired or developed in 2008, 2009 or 2010, sold properties, redevelopment properties, properties classified as real estate held for disposition, condominium conversion properties, joint venture properties, properties managed by third parties, and the non-apartment components of mixed use properties. For additional information regarding our operating segments, see Note 15 to UDR’s consolidated financial statements and Note 12 to the Operating Partnership’s consolidated financial statements.

Business Objectives

Our principal business objective is to maximize the economic returns of our apartment communities to provide our stockholders with the greatest possible total return and value. To achieve this objective, we intend to continue to pursue the following goals and strategies:

•	own and operate apartments in markets that have the best growth prospects based on favorable job formation and low home affordability, thus enhancing stability and predictability of returns to our stockholders;

•	manage real estate cycles by taking an opportunistic approach to buying, selling, renovating, and developing apartment communities;

•	empower site associates to manage our communities efficiently and effectively;

•	measure and reward associates based on specific performance targets; and

•	manage our capital structure to help enhance predictability of earnings and dividends.

2010 Highlights

•	We acquired five operating communities with 1,374 homes located in Orange County, California; Baltimore, Maryland; Los Angeles, California; and Boston, Massachusetts for $412 million. We also acquired a land parcel located in San Francisco, California for $23.6 million.

•	We acquired an interest in a joint venture with Metropolitan Life Insurance Company (“MetLife”) for $100.8 million. The joint venture owns 26 operating communities with 5,748 homes and 11 parcels of land with the potential to develop approximately 2,300 additional homes. The majority of the portfolio is comprised of mid/high-rise buildings located in urban, in-fill locations. The assets are located in many of our core markets with rent and quality levels at the top of each market.

•	We completed the development of four wholly-owned communities with 1,575 homes at a total cost of $259.7 million.

•	We completed the development of one community (274 apartment homes) held by a consolidated joint venture for a total cost of $122.3 million.

•	We repaid $187.3 million of secured debt and $50 million of maturing medium-term unsecured notes. The $187.3 million of secured debt includes $70.5 million for a maturing construction loan held by one of our consolidated joint ventures, repayment of $52.7 million of credit facilities and $64.1 million of mortgage payments.

•	We repurchased unsecured debt with a notional amount of $29.2 million for $29.4 million resulting in a loss on extinguishment of $1 million, which includes the write off of related deferred finance charges. The unsecured debt repurchased by the Company matures in 2011. As a result of this repurchase, the loss is represented as an addition to interest expense on the Consolidated Statement of Operations.

•	We closed on a $250 million, five-year unsecured term loan facility of which $100 million was swapped into a fixed rate of 3.76% and $150 million has rate of LIBOR plus 200 basis points.

•	In 2009, we entered into an Amended and Restated Distribution Agreement with respect to the issue and sale by us from time to time of our Medium-Term Notes, Series A Due Nine Months or More From Date of Issue. In February 2010, we issued $150 million of 5.25% senior unsecured medium-term notes under the Amended and Restated Distribution Agreement. These notes were priced at 99.46% of the principal amount at issuance and the unamortized discount was $519,000 at December 31, 2010.

•	In 2009, we initiated an “At the Market” equity distribution program pursuant to which we may sell up to 15,000,000 shares of Common Stock from time to time to or through sales agents, by means of ordinary brokers’ transactions on the New York Stock Exchange at prevailing market prices at the time of sale, or as otherwise agreed with the applicable agent. During the year ended December 31, 2010, we sold 6,144,367 shares of Common Stock through this program for aggregate gross proceeds of approximately $110.8 million at a weighted average price per share of $18.04. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $2.2 million, were approximately $108.6 million.

•	We initiated an underwritten public offering to sell 16,000,000 shares of Common Stock at a price of $20.35 per share. We granted the underwriters a 30-day option to purchase up to an additional 2,400,000 shares of Common Stock to cover overallotments, if any. We sold 18,400,000 shares of Common Stock in this offering for aggregate gross proceeds of approximately $374.4 million at a price of $20.35 per share. Aggregate net proceeds from the offering, after deducting related expenses were approximately $359.2 million.

Other than the following, there were no significant changes to the Operating Partnership’s business during 2010 (the above 2010 highlights relate to UDR or other subsidiaries of UDR):

•	On September 30, 2010, the Operating Partnership guaranteed certain outstanding securities of UDR, such that the Operating Partnership, as primary obligor and not merely as surety, irrevocably and unconditionally guarantees to each holder of the applicable securities and to the trustee and their successors and assigns under the respective indenture (a) the full and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of UDR under the respective indenture whether for principal of or interest on the securities (and premium, if any), and all other monetary obligations of UDR under the respective indenture and the terms of the applicable securities and (b) the full and punctual performance within the applicable grace periods of all other obligations of UDR under the respective indenture and the terms of the applicable securities.

Our Strategies and Vision

We previously announced our vision to be the innovative multifamily public real estate investment trust of choice. We identified the following strategies to guide decision-making and growth:

1. Strengthen our portfolio

2. Continually improve operations

3. Maintain access to low-cost capital

Strengthen our Portfolio

We are focused on increasing our presence in markets with favorable job formation, low single-family home affordability, and a favorable demand/supply ratio for multifamily housing. Portfolio decisions consider internal analyses and third-party research, taking into account job growth, multifamily permitting and housing affordability.

For the year ended December 31, 2010, approximately 55.7% of our same store net operating income was provided by our communities located in California, Metropolitan Washington, D.C., Oregon and Washington state.

Operating Partnership Strategies and Vision

The Operating Partnership’s long-term strategic plan is to achieve greater operating efficiencies by investing in fewer, more concentrated markets. As a result, the Operating Partnership has sought to expand its interests in communities located in California, Metropolitan Washington D.C. and the Washington state markets over the past years. Prospectively, we plan to continue to channel new investments into those markets we believe will continue to provide the best investment returns. Markets will be targeted based upon defined criteria including favorable job formation, low single-family home affordability and favorable demand/supply ratio for multifamily housing.

Acquisitions and Dispositions

During 2010, in conjunction with our strategy to strengthen our portfolio, we acquired five operating communities with 1,374 apartment homes for approximately $412 million.

When evaluating potential acquisitions, we consider:

•	population growth, cost of alternative housing, overall potential for economic growth and the tax and regulatory environment of the community in which the property is located;

•	geographic location, including proximity to jobs, entertainment, transportation, and our existing communities which can deliver significant economies of scale;

•	construction quality, condition and design of the community;

•	current and projected cash flow of the property and the ability to increase cash flow;

•	potential for capital appreciation of the property;

•	ability to increase the value and profitability of the property through operations and redevelopment;

•	terms of resident leases, including the potential for rent increases;

•	occupancy and demand by residents for properties of a similar type in the vicinity;

•	prospects for liquidity through sale, financing, or refinancing of the property; and

•	competition from existing multifamily communities and the potential for the construction of new multifamily properties in the area.

We regularly monitor our assets to increase the quality and performance of our portfolio. Factors we consider in deciding whether to dispose of a property include:

•	current market price for an asset compared to projected economics for that asset;

•	potential increases in new construction in the market area;

•	areas where the economy is not expected to grow substantially;

•	markets where we do not intend to establish a long-term concentration; and

•	operating efficiencies.

During 2010, we sold one 149 apartment home community. This apartment home community was not owned by the Operating Partnership.

The following table summarizes our apartment community acquisitions, apartment community dispositions and our consolidated year-end ownership position for the past five years (dollars in thousands):

	2010	2009	2008	2007	2006

Homes acquired	1,374	289	4,558	2,671	2,763
Homes disposed	149	—	25,684	7,125	7,653
Homes owned at December 31	48,553	45,913	44,388	65,867	70,339
Total real estate owned, at cost	$6,881,347	$6,315,047	$5,831,753	$5,956,481	$5,820,122

The following table summarizes our apartment community acquisitions, apartment community dispositions and our year-end ownership position of the Operating Partnership for the past five years (dollars in thousands):

	2010	2009	2008	2007	2006

Homes acquired	—	—	3,346	943	1,487
Homes disposed	—	—	16,960	4,631	7,836
Homes owned at December 31	23,351	23,351	23,351	36,965	40,653
Total real estate owned, at cost	$3,706,184	$3,640,888	$3,569,239	$2,685,249	$2,584,495

Development Activities

The following wholly owned projects were under development as of December 31, 2010:

	Number of	Completed	Cost to	Budgeted	Estimated	Expected
	Apartment	Apartment	Date	Cost	Cost	Completion
	Homes	Homes	(In thousands)	(In thousands)	Per Home	Date

Savoye II (Phase II of Vitruvian Park)
Addison, TX	347	—	$26,984	$69,000	$198,847	1Q12
2400 14th Streeet
Washington, DC	255	—	45,681	126,100	494,510	4Q12
Mission Bay
San Francisco, CA	315	—	24,354	139,600	443,175	3Q13
Belmont Townhomes
Dallas, TX	13	—	893	4,175	321,154	2Q12

	930	—	$97,912	$338,875	$364,382

None of these projects are held by the Operating Partnership.

Redevelopment Activities

During 2010, we continued to redevelop properties in targeted markets where we concluded there was an opportunity to add value. During the year ended December 31, 2010, we incurred $30.8 million in major renovations, which include major structural changes and/or architectural revisions to existing buildings.

Joint Venture Activities

In 2010, we completed the development of an apartment community located in Bellevue, Washington with 274 apartment homes, 45,394 square feet of retail space and a carrying value of $122.3 million. On October 16, 2009, our partner in the joint venture (“Elements Too”) in this property resigned as managing member and appointed us as managing member. In addition, our partner relinquished its voting rights and approval rights and its ability to substantively participate in the decision-making process of the joint venture. As a result of UDR’s control of the joint venture, we were required to consolidate the joint venture. On December 30, 2009, we entered into an agreement with our partner to purchase its 49% interest in Elements Too for $3.2 million, which was paid in 2010. At closing, our interest in Elements Too increased to 98%.

We are a partner with an unaffiliated third party in a joint venture (“989 Elements”) which owns and operates a 23-story, 166 home high-rise apartment community in the central business district of Bellevue, Washington. At closing, UDR owned 49% of the joint venture. Our initial investment was $11.8 million. On December 31, 2009, our partner resigned as managing member and appointed us as managing member. In addition, our partner relinquished its voting rights and approval rights and its ability to substantively participate in the decision-making process of the joint venture. Concurrently, we entered into an agreement with our partner to purchase its 49% interest in 989 Elements for $7.7 million, which was paid in 2010. At closing, our interest in 989 Elements increased to 98%.

We are a partner with an unaffiliated third party in a joint venture (“Bellevue Plaza”) which owns an operating retail site in Bellevue, Washington. We initially planned to develop a 430 home high rise apartment building with ground floor retail on an existing operating retail center. However, during the year ended December 31, 2009, the joint venture decided to continue to operate the retail property as opposed to developing a high rise apartment building on the site. On December 30, 2009, our partner relinquished its voting rights and approval rights and its ability to substantively participate in the decision-making process of the joint venture. Our partner also resigned as managing member and appointed us as managing member. Concurrently, we entered into an agreement with our partner to purchase its 49% interest in Bellevue Plaza for $5.2 million, which was paid in 2010. At closing, our interest in Bellevue Plaza increased from 49% to 98%.

For additional information regarding these consolidated joint ventures, see Note 5, Joint Ventures to the Consolidated Financial Statements of UDR, Inc. included in this Report.

In November 2010, we acquired The Hanover Company’s (“Hanover”) partnership interests in the Hanover/MetLife Master Limited Partnership (the “UDR/MetLife Partnership”). The UDR/MetLife Partnership owns a portfolio of 26 operating communities containing 5,748 homes and 11 land parcels with the potential to develop approximately 2,300 additional homes. Under the terms of the UDR/MetLife Partnership, we will act as the general partner and earn fees for property and asset management and financing transactions. We acquired ownership interests of 12.27% in the operating communities and 4.14% in the land parcels for $100.8 million. Our initial investment of $100.8 million consists of $71.8 million in cash, which includes associated transaction costs, and a $30 million payable (includes discount of $1 million) to Hanover. We agreed to pay the $30 million balance to Hanover in two interest free installments in the amounts of $20 million and $10 million on the first and second anniversaries of the closing, respectively. Our investment at December 31, 2010 was $122.2 million.

In October 2010, the Company entered into a venture with an affiliate of Hanover to develop a 240 apartment home community in the metropolitan Boston, Massachusetts area. At the closing and at

December 31, 2010, UDR owned a noncontrolling interest of 95% in the joint venture. Our initial investment was $10 million and our investment at December 31, 2010 was $10.3 million.

During 2009, we and an unaffiliated third party formed a joint venture for the investment of up to $450 million in multi-family properties located in key, high barrier to entry markets. The partners will contribute equity of $180 million of which our maximum equity will be 30% or $54 million when fully invested. During the year ended December 31, 2010, the joint venture acquired its first property (151 homes) located in Metropolitan Washington D.C. for $43.1 million. At closing and at December 31, 2010, we owned 30% of the joint venture. Our investment at December 31, 2010 and 2009 was $5.2 million and $242,000, respectively.

The Operating Partnership is not a party to any of the joint venture activities described above.

Continually Improve Operations

We continue to make progress on automating our business as a way to drive operating efficiencies and to better meet the changing needs of our residents. Since its launch in January 2009, our residents have been utilizing the resident internet portal on our website. Our residents have access to conduct business with us 24 hours a day, 7 days a week to pay rent on line and to submit service requests. In July 2010, we completed the roll out of online renewals throughout our entire portfolio. As a result of transforming operations through technology our residents get the convenience they want and our operating teams have become more efficient. These improvements in adopting the web as a way to conduct business with us have also resulted in a decline in marketing and advertising costs, improved cash management, and improved capabilities to better manage pricing of our available apartment homes.

In 2010, we launched an enhanced www.udr.com website along and a new Modern Living website that highlights our premier urban-style location communities. Both UDR.com and Modern Living feature innovative point-of-view walking tours (at select locations), social media content sharing and a new “save to favorites” feature that entices first-time visitors to revisit www.udr.com. In addition to improvements to www.udr.com, we also increased our suite of mobile and tablet device offerings with the addition of an iPad, Android, BlackBerry and Palm Pre apartment search applications. These overall enhancements have contributed to increasing our web visitor traffic to over 2.3 million visitors (up 24%) and almost 1.5 million organic search engine visitors (up 30%) which contributed to a 20% year-over-year lead stream increase.

Maintaining Access to Low-Cost Capital

We seek to maintain a capital structure that allows us to seek, and not just react to, opportunities available in the marketplace. We have structured our borrowings to stagger our debt maturities and to be able to opportunistically access both secured and unsecured debt.

Special Dividend

On November 5, 2008, our Board of Directors declared a dividend on a pre-adjusted basis of $1.29 per share (“the Special Dividend”). The Special Dividend was paid on January 29, 2009 to stockholders of record on December 9, 2008. The dividend represented our fourth quarter recurring distribution of $0.33 per share and an additional special distribution of $0.96 per share due to taxable income arising from our dispositions occurring during the year. Subject to our right to pay the entire Special Dividend in cash, stockholders had the option to make an election to receive payment in cash or in shares, however, the aggregate amount of cash payable to stockholders, other than cash payable in lieu of fractional shares, would not be less than $44.0 million.

The Special Dividend, totaling $177.1 million, was paid on 137,266,557 shares issued and outstanding on the record date. Approximately $133.1 million of the Special Dividend was paid through the issuance of 11,358,042 shares of common stock, which was determined based on the volume weighted average closing sales price of our common stock of $11.71 per share on the NYSE on January 21, 2009 and January 22, 2009. In January 2010, the Financial Accounting Standards Board’s (“FASB”) issued Accounting Standards Update 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU 2010-01”), which considers distributions that contain components of cash and stock and allows shareholders to select their preferred form of distribution as a stock dividend. Such a distribution is treated as a stock issuance on the date the dividend is paid. At December 31, 2008, we accrued $133.1 million of distribution payable related to the Special Dividend. ASU 2010-01 is effective for the Company on December 15, 2009 and should be applied on a retrospective basis. As a result, we reversed the effect of the issuance of additional shares of common stock pursuant to the Special Dividend, which was retroactively reflected in each of the historical periods presented within the Company’s Form 8-K filed with the Securities and Exchange Commission, or the “SEC” on May 22, 2009, and effectively issued these shares on January 29, 2009 (the payment date of the Special Dividend).

Financing Activities

As part of our plan to strengthen our capital structure, we utilized proceeds from debt and equity offerings and refinancings to extend maturities, pay down existing debt and acquire apartment communities. The following is a summary of our major financing activities in 2010:

•	repaid $187.3 million of secured debt and $50.0 million of maturing medium-term unsecured notes. The $187.3 million of secured debt includes $70.5 million for a maturing construction loan held by one of our consolidated joint ventures, repayment of $52.7 million of credit facilities and $64.1 million of mortgage payments;

•	repurchased unsecured debt with a notional amount of $29.2 million for $29.4 million resulting in a loss on extinguishment of $1 million, which includes the write off of related deferred finance charges. The unsecured debt repurchased by us matures in 2011. As a result of this repurchase, the loss is represented as an addition to interest expense on the Consolidated Statement of Operations;

•	closed on a $250 million, five-year unsecured term loan facility of which $100 million was swapped into a fixed rate of 3.76% and $150 million has a rate of LIBOR plus 200 basis points;

•	in 2009, we entered into an Amended and Restated Distribution Agreement with respect to the issue and sale by us from time to time of our Medium-Term Notes, Series A Due Nine Months or More From Date of Issue. In February 2010, we issued $150 million of 5.25% senior unsecured medium-term notes under the Amended and Restated Distribution Agreement. These notes were priced at 99.46% of the principal amount at issuance and had a discount of $519,000 at December 31, 2010;

•	in 2009, we initiated an “At the Market” equity distribution program pursuant to which we may sell up to 15,000,000 shares of common stock from time to time to or through sales agents, by means of ordinary brokers’ transactions on the New York Stock Exchange at prevailing market prices at the time of sale, or as otherwise agreed with the applicable agent. During the year ended December 31, 2010, we sold 6,144,367 shares of common stock through this program for aggregate gross proceeds of approximately $110.8 million at a weighted average price per share of $18.04. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $2.2 million, were approximately $108.6 million;

•	in 2010, we initiated an underwritten public offering to sell 16,000,000 shares of our common stock at a price of $20.35 per share. We granted the underwriters a 30-day option to purchase up to an additional 2,400,000 shares of common stock to cover overallotments, if any. We sold 18,400,000 shares of common stock in this offering for aggregate gross proceeds of approximately $374.4 million at a price of $20.35 per share. Aggregate net proceeds from the offering, after deducting related expenses were approximately $359.2 million; and

•	on September 30, 2010, the Operating Partnership guaranteed certain outstanding securities of UDR, such that the Operating Partnership, as primary obligor and not merely as surety, irrevocably and unconditionally guarantees to each holder of the applicable securities and to the trustee and their successors and assigns under the respective indenture (a) the full and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of UDR under the respective indenture whether for principal of or interest on the securities (and premium, if any), and all other monetary obligations of UDR under the respective indenture and the terms of the applicable securities and (b) the full and punctual performance within the applicable grace periods of all other obligations of UDR under the respective indenture and the terms of the applicable securities.

Markets and Competitive Conditions

At December 31, 2010, 55.7% of our consolidated same store net operating income and 76% of the Operating Partnership’s same store net operating income was generated from apartment homes located in California, Metropolitan Washington D.C., Oregon, and Washington state. We believe that this diversification increases investment opportunity and decreases the risk associated with cyclical local real estate markets and economies, thereby increasing the stability and predictability of our earnings.

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

Communities

At December 31, 2010, our apartment portfolio included 172 consolidated communities having a total of 48,553 completed apartment homes and an additional 930 apartment homes under development, which included the Operating Partnership’s apartment portfolio of 81 consolidated communities having a total of 23,351 completed apartment homes. The overall quality of our portfolio enables us to raise rents and to attract residents with higher levels of disposable income who are more likely to absorb expenses, such as water and sewer costs, from the landlord to the resident. In addition, it potentially reduces recurring capital expenditures per apartment home, and therefore should result in increased cash flow in the future.

Same Store Community Comparison

We believe that one pertinent qualitative measurement of the performance of our portfolio is tracking the results of our same store community’s net operating income (“NOI”), which is total rental revenue, less rental expenses excluding property management and other operating expenses. Our same store community population are operating communities which we own and have stabilized occupancy, revenues and expenses as of the beginning of the prior year.

For the year ended December 31, 2010, our same store NOI decreased by $6.2 million or 1.7% compared to the prior year. The decrease in NOI for the 40,699 apartment homes which make up the same store population was driven by a decrease in rental rates and an increase in expenses which was partially offset by increased occupancy.

For the year ended December 31, 2010, the Operating Partnership’s same store NOI decreased by $6.0 million or 2.7% compared to the prior year. The decrease in NOI for the 22,104 apartment homes which make up the same store population was driven by a decrease in revenue rental rates and increase in operating expenses which was partially offset by increased occupancy.

Revenue growth in 2011 may be impacted by general adverse conditions affecting the economy, reduced occupancy rates, increased rental concessions, increased bad debt and other factors which may adversely impact our ability to increase rents.

Tax Matters

UDR has elected to be taxed as a REIT under the Code. To continue to qualify as a REIT, UDR must continue to meet certain tests that, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than net capital gains) to our stockholders annually. Provided we maintain our qualification as a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on our net income to the extent such net income is distributed to our stockholders annually. Even if we continue to qualify as a REIT, we will continue to be subject to certain federal, state and local taxes on our income and property.

We may utilize taxable REIT subsidiaries to engage in activities that REITs may be prohibited from performing, including the provision of management and other services to third parties and the conduct of certain nonqualifying real estate transactions. Taxable REIT subsidiaries generally are taxable as regular corporations and therefore are subject to federal, state and local income taxes.

The Operating Partnership intends to qualify as a partnership for federal income tax purposes. As a partnership, the Operating Partnership generally is not a taxable entity and does not incur federal income tax liability. However, any state or local revenue, excise or franchise taxes that result from the operating activities of the Operating Partnership are incurred at the entity level.

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the year ended December 31, 2010.

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

Executive Officers of the Company

UDR is the sole general partner of the Operating Partnership. The following table sets forth information about our executive officers as of February 17, 2011. The executive officers listed below serve in their respective capacities at the discretion of our Board of Directors.

Name	Age	Office	Since

Thomas W. Toomey	50	Chief Executive Officer, President and Director	2001
Warren L. Troupe	57	Senior Executive Vice President	2008
Richard A Giannotti	55	Executive Vice President — Redevelopment	1985
Matthew T. Akin	43	Senior Vice President — Acquisitions & Dispositions	1994
Harry G. Alcock	48	Senior Vice President — Asset Management	2010
Mark M. Culwell, Jr.	59	Senior Vice President — Development	2006
Jerry A. Davis	48	Senior Vice President — Property Operations	2008
Cameron A. Etezadi	35	Senior Vice President — Chief Information Officer	2010
David L. Messenger	40	Senior Vice President — Chief Financial Officer	2008
Katie Miles-Ley	49	Senior Vice President — Human Resources	2007

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

Mr. Troupe oversees all financial, treasury, tax and legal functions of the Company. He joined us in March 2008 as Senior Executive Vice President. In May 2008, he was appointed the Company’s Corporate Compliance Officer and in October 2008 he was named the Company’s Corporate Secretary. Prior to joining us, Mr. Troupe was a partner with Morrison & Forester LLP from 1997 to 2008, where his practice focused on all aspects of corporate finance including, but not limited to, public and private equity offerings, traditional loan structures, debt placements to subordinated debt financings, workouts and recapitalizations. While at Morrison & Forester LLP he represented both public and private entities in connection with merger and acquisition transactions, including tender offers, hostile proxy contests and negotiated acquisitions. He currently is a member of NMHC, PREA and the Urban Land Institute.

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

Mr. Alcock oversees the Company’s acquisitions, dispositions, redevelopment and asset management in the company’s east coast markets. He joined us in December 2010 as Senior Vice President — Asset Management. Prior to joining the company, Mr. Alcock was with AIMCO for over 16 years, serving most recently as Executive Vice President, co-Head of Transactions and Asset Management. He was appointed Executive Vice President and Chief Investment officer in 1999, a position he held through 2007. Mr. Alcock established and chaired the company’s Investment Committee, established the portfolio management function and at various times ran the property debt and redevelopment departments. Prior to the formation of AIMCO, from 1992 to 1994, Mr. Alcock was with Heron Financial and PDI, predecessor companies to AIMCO. From 1988 to 1992 he worked for Larwin Company, a national homebuilder. Mr. Alcock holds a Bachelor of Science in Finance from San Jose State University.

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

Mr. Davis oversees property operations, human resources and technology. He originally joined us in March 1989 as Controller and subsequently moved into Operations as an Area Director and in 2001, he accepted the position of Chief Operating Officer of JH Management Co., a California-based apartment company. He returned to the Company in March 2002 and in 2008, Mr. Davis was promoted to Senior Vice President — Property Operations. He began his career in 1984 as a Staff Accountant for Arthur Young & Co.

Mr. Etezadi oversees all aspects of the company’s technology infrastructure and strategy. He joined us in June 2010 as Senior Vice President — Chief Information Officer. Prior to joining the company, Mr. Etezadi was with Amazon.com from 2007 to 2010, where he served as Senior Manager, overseeing domestic and international teams of software engineers responsible for global payment processing and order placement systems. From 1996 to 2007 Mr. Etezadi was with Microsoft Corporation where he began as a Software Design Engineer and Test Lead working on Windows NT4 and Windows 2000. In 2000 he began three years in Sweden as part of a technical leadership team focused on transforming a company Microsoft acquired into an integrated subsidiary. In 2003, upon his return to the U.S., he led various teams in developing mobile web technologies, speech recognition software, and mobile computing hardware. Mr. Etezadi holds a Bachelor of Arts degree in Chemical Engineering and Biochemistry from Rice University and an MBA from the University of Washington.

Mr. Messenger oversees the areas of accounting, risk management, financial planning and analysis, property tax administration and SEC reporting. He joined us in August 2002 as Vice President and Controller. In March 2006, Mr. Messenger was appointed Vice President and Chief Accounting Officer and in January 2007, while retaining the Chief Accounting Officer title, he was promoted to Senior Vice President. Prior to joining the company in 2002, Mr. Messenger was owner and President of TRC Management Company, a restaurant management company, in Chicago. Mr. Messenger began his career in real estate and financial services with Ernst & Young LLP, as a manager in their Chicago real estate division.

Ms. Miles-Ley oversees employee relations, organizational development, succession planning, staffing and recruitment, compensation, training and development, benefits administration, HRIS and payroll. She joined us in June 2007 as Senior Vice President — Human Resources. Prior to joining us, Ms. Miles-Ley was with Starz Entertainment Group LLC from 2001 to 2007 where she served as Vice President, Human Resources & Organizational Development. Ms. Miles-Ley had over twenty years of experience with both domestic and international work forces. Ms. Miles-Ley holds a Bachelor of Arts degree in Human Relations from Golden Gate University and an MBA from the University of Denver.

Available Information

Both UDR and the Operating Partnership file electronically with the Securities and Exchange Commission their respective annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports on the day of filing with the SEC on our website at www.udr.com, or by sending an e-mail message to ir@udr.com.

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

Continued Economic Weakness Following the Economic Recession that the U.S. Economy Recently Experienced May Materially and Adversely Affect our Financial Condition and Results of Operations.  The U.S. economy continues to experience weakness following a severe recession, which has resulted in increased unemployment, decreased consumer spending and a decline in residential and commercial property values. Although the U.S. economy has emerged from the recession, high levels of unemployment have persisted. If the economic recovery slows or stalls, we may experience adverse effects on our occupancy levels, our rental revenues and the value of our properties, any of which could adversely affect our cash flow, financial condition and results of operations.

Substantial International, National and Local Government Spending and Increasing Deficits May Adversely Impact Our Business, Financial Condition and Results of Operations.  The values of, and the cash flows from, the properties we own are affected by developments in global, national and local economies. As a result of the recent recession and the significant government interventions, federal, state and local governments have incurred record deficits and assumed or guaranteed liabilities of private financial institutions or other private entities. These increased budget deficits and the weakened financial condition of federal, state and local governments may lead to reduced governmental spending, tax increases, public sector job losses, increased interest rates, currency devaluations or other adverse economic events, which may directly or indirectly adversely affect our business, financial condition and results of operations.

Risk of Inflation/Deflation.  Substantial inflationary or deflationary pressures could have a negative effect on rental rates and property operating expenses. Neither inflation nor deflation has materially impacted our operations in the recent past. The general risk of inflation is that our debt interest and general and administrative expenses increase at a rate higher than our rental rates. The predominant effects of deflation include high unemployment and credit contraction. Restricted lending practices could impact our ability to obtain financing or refinancing for our properties. High unemployment may have a negative effect on our occupancy levels and our rental revenues.

We Are Subject to Certain Risks Associated with Selling Apartment Communities, Which Could Limit Our Operational and Financial Flexibility.  We periodically dispose of apartment communities that no longer meet our strategic objectives, but adverse market conditions may make it difficult to sell apartment communities like the ones we own. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. These conditions may limit our ability to dispose of properties and to change our portfolio promptly in order to meet our strategic objectives, which may in turn have a materially adverse effect on our financial condition and the market value of our securities. We are also subject to the following risks in connection with sales of our apartment communities:

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

We May Not Realize the Anticipated Benefits of Past or Future Acquisitions, and the Failure to Integrate Acquired Communities and New Personnel Successfully Could Create Inefficiencies.  We have selectively acquired in the past, and if presented with attractive opportunities we intend to selectively acquire in the future, apartment communities that meet our investment criteria. Our acquisition activities and their success are subject to the following risks:

•	we may be unable to obtain financing for acquisitions on favorable terms or at all;

•	even if we are able to finance the acquisition, cash flow from the acquisition may be insufficient to meet our required principal and interest payments on the acquisition;

•	even if we enter into an acquisition agreement for an apartment community, we may be unable to complete the acquisition after incurring certain acquisition-related costs;

•	we may incur significant costs and divert management attention in connection with the evaluation and negotiation of potential acquisitions, including potential acquisitions that we are subsequently unable to complete;

•	an acquired apartment community may fail to perform as we expected in analyzing our investment, or a significant exposure related to the acquired property may go undetected during our due diligence procedures;

•	when we acquire an apartment community, we may invest additional amounts in it with the intention of increasing profitability, and these additional investments may not produce the anticipated improvements in profitability; and

•	we may be unable to quickly and efficiently integrate acquired apartment communities and new personnel into our existing operations, and the failure to successfully integrate such apartment communities or personnel will result in inefficiencies that could adversely affect our expected return on our investments and our overall profitability.

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

Bankruptcy of Developers in Our Development Joint Ventures Could Impose Delays and Costs on Us With Respect to the Development of Our Communities and May Adversely Affect Our Financial Condition and Results of Operations.  The bankruptcy of one of the developers in any of our development joint ventures could materially and adversely affect the relevant property or properties. If the relevant joint venture through which we have invested in a property has incurred recourse obligations, the discharge in bankruptcy of the developer may require us to honor a completion guarantee and therefore might result in our ultimate liability for a greater portion of those obligations than we would otherwise bear.

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

In addition, our properties are subject to various federal, state and local environmental, health and safety laws, including laws governing the management of wastes and underground and aboveground storage tanks. Noncompliance with these environmental, health and safety laws could subject us to liability. Changes in laws could increase the potential costs of compliance with environmental laws, health and safety laws or increase liability for noncompliance. This may result in significant unanticipated expenditures or may otherwise materially and adversely affect our operations.

As the owner or operator of real property, we may also incur liability based on various building conditions. For example, buildings and other structures on properties that we currently own or operate or those we acquire or operate in the future contain, may contain, or may have contained, asbestos-containing material, or ACM. Environmental, health and safety laws require that ACM be properly managed and maintained and may impose fines or penalties on owners, operators or employers for non-compliance with those requirements.

These requirements include special precautions, such as removal, abatement or air monitoring, if ACM would be disturbed during maintenance, renovation or demolition of a building, potentially resulting in substantial costs. In addition, we may be subject to liability for personal injury or property damage sustained as a result of exposure to ACM or releases of ACM into the environment.

We cannot assure you that costs or liabilities incurred as a result of environmental issues will not affect our ability to make distributions to our shareholders, or that such costs or liabilities will not have a material adverse effect on our financial condition and results of operations.

Our Properties May Contain or Develop Harmful Mold or Suffer from Other Indoor Air Quality Issues, Which Could Lead to Liability for Adverse Health Effects or Property Damage or Cost for Remediation.  When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants or to increase ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants or others if property damage or personal injury occurs.

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

We May Experience a Decline in the Fair Value of Our Assets and Be Forced to Recognize Impairment Charges, Which Could Materially and Adversely Impact Our Financial Condition, Liquidity and Results of Operations and the Market Price of Our Common Stock.  A decline in the fair value of our assets may require us to recognize an impairment against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we are required to recognize asset impairment charges in the future, these charges could materially and adversely affect our financial condition, liquidity, results of operations and the per share trading price of our common stock.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure in particular, including certain provisions of the Dodd-Frank Act and the rules and regulations promulgated thereunder, have created uncertainty for public companies like ours and could significantly increase the costs and risks associated with accessing the U.S. public markets. Because we are committed to maintaining high standards of internal control over financial reporting, corporate governance and public disclosure, our management team will need to devote significant time and financial resources to comply with these evolving standards for public companies. We intend to continue to invest appropriate resources to comply with both existing and evolving standards, and this investment has resulted and will likely continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

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

Risks Related to Our Indebtedness and Financings

Insufficient Cash Flow Could Affect Our Debt Financing and Create Refinancing Risk.  We are subject to the risks normally associated with debt financing, including the risk that our operating income and cash flow will be insufficient to make required payments of principal and interest, or could restrict our borrowing capacity under our line of credit due to debt covenant restraints. Sufficient cash flow may not be available to make all required principal payments and still satisfy UDR’ Inc.’s distribution requirements to maintain its status as a REIT for federal income tax purposes. In addition, the full limits of our line of credit may not be available to us if our operating performance falls outside the constraints of our debt covenants. We are also likely to need to refinance substantially all of our outstanding debt as it matures. We may not be able to refinance existing debt, or the terms of any refinancing may not be as favorable as the terms of the existing debt, which could create pressures to sell assets or to issue additional equity when we would otherwise not choose to do so. In addition, our failure to comply with our debt covenants could result in a requirement to repay our indebtedness prior to its maturity, which could have an adverse effect on our cash flow, increase our financing costs and impact our ability to make distributions to our stockholders.

Failure to Generate Sufficient Revenue Could Impair Debt Service Payments and Distributions to Stockholders.  If our apartment communities do not generate sufficient net rental income to meet rental expenses, our ability to make required payments of interest and principal on our debt securities and to pay distributions to UDR, Inc.’s stockholders will be adversely affected. The following factors, among others, may affect the net rental income generated by our apartment communities:

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

Disruptions in Financial Markets May Adversely Impact Availability and Cost of Credit and Have Other Adverse Effects on Us and the Market Price of Our Stock.  Our ability to make scheduled payments or to refinance debt obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business and other factors beyond our control. During the past few years, the United States stock and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for acquisitions, development of our properties and other purposes at reasonable terms, which may negatively affect our business. Additionally, due to this uncertainty, we may be unable to refinance our existing indebtedness or the terms of any refinancing may not be as favorable as the terms of our existing indebtedness. If we are not successful in refinancing this debt when it becomes due, we may be forced to dispose of properties on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of our common or preferred stock. The disruptions in the financial markets have had and may continue to have a material adverse effect on the market value of our common shares and other adverse effects on us and our business.

Prospective buyers of our properties may also experience difficulty in obtaining debt financing which might make it more difficult for us to sell properties at acceptable pricing levels. Tightening of credit in financial markets and high unemployment rates may also adversely affect the ability of tenants to meet their lease obligations and for us to continue increasing rents on a prospective basis. Disruptions in the credit and financial markets may also have other adverse effects on us and the overall economy.

A Change in U.S. Government Policy Regarding Fannie Mae or Freddie Mac Could Have a Material Adverse Impact on Our Business.  Fannie Mae and Freddie Mac are a major source of financing for secured multifamily rental real estate. We and other multifamily companies depend heavily on Fannie Mae and Freddie Mac to finance growth by purchasing or guaranteeing apartment loans. In September 2008, the U.S. government assumed control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency. The Administration has recently proposed potential options for the future of mortgage finance in the U.S. that could involve the phase out of Fannie Mae and Freddie Mac. While we believe Fannie Mae and Freddie Mac will continue to provide liquidity to our sector, should they discontinue doing so, have their mandates changed or reduced or be disbanded or reorganized by the government, it would significantly reduce our access to debt capital and adversely affect our ability to finance or refinance existing indebtedness at competitive rates and it may adversely affect our ability to sale assets. Uncertainty in the future activity and involvement of Fannie Mae and Freddie Mac as a source of financing could negatively impact our ability to make acquisitions and make it more difficult or not possible for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing.

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

Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities.  We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of December 31, 2010, UDR, Inc. had approximately $1 billion of variable rate indebtedness outstanding, which constitutes approximately 29% of total outstanding indebtedness as of such date. As of December 31, 2010, the Operating Partnership had approximately $304 million of variable rate indebtedness outstanding, which constitutes approximately 28% of total outstanding indebtedness as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of our common and preferred stock and debt securities.

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

Risks Related to Tax Laws

We Would Incur Adverse Tax Consequences if UDR Failed to Qualify as a REIT.  UDR has elected to be taxed as a REIT under the Code. Our qualification as a REIT requires us to satisfy numerous requirements, some on an annual and quarterly basis, established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. We intend that our current organization and method of operation enable us to continue to qualify as a REIT, but we may not so qualify or we may not be able to remain so qualified in the future. In addition, U.S. federal income tax laws governing REITs and other corporations and the administrative interpretations of those laws may be amended at any time, potentially with retroactive effect. Future legislation, new regulations, administrative interpretations or court decisions could adversely affect our ability to qualify as a REIT or adversely affect our stockholders.

If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, and would not be allowed to deduct dividends paid to our stockholders in computing our taxable income. Also, unless the Internal Revenue Service granted us relief under certain statutory provisions, we could not re-elect REIT status until the fifth calendar year after the year in which we first failed to qualify as a REIT. The additional tax liability from the failure to qualify as a REIT would reduce or eliminate the amount of cash available for investment or distribution to our stockholders. This would likely have a significant adverse effect on the value of our securities and our ability to raise additional capital. In addition, we would no longer be required to make distributions to our stockholders. Even if we continue to qualify as a REIT, we will continue to be subject to certain federal, state and local taxes on our income and property.

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

UDR May Conduct a Portion of Our Business Through Taxable REIT Subsidiaries, Which are Subject to Certain Tax Risks.  We have established several taxable REIT subsidiaries. Despite UDR’s qualification as a REIT, its taxable REIT subsidiaries must pay income tax on their taxable income. In addition, we must comply with various tests to continue to qualify as a REIT for federal income tax purposes, and our income from and investments in our taxable REIT subsidiaries generally do not constitute permissible income and investments for these tests. While we will attempt to ensure that our dealings with our taxable REIT subsidiaries will not adversely affect our REIT qualification, we cannot provide assurance that we will successfully achieve that result. Furthermore, we may be subject to a 100% penalty tax, we may jeopardize our ability to retain future gains on real property sales, or our taxable REIT subsidiaries may be denied deductions, to the extent our dealings with our taxable REIT subsidiaries are not deemed to be arm’s length in nature or are otherwise not respected.

REIT Distribution Requirements Limit Our Available Cash.  As a REIT, UDR is subject to annual distribution requirements, which limit the amount of cash we retain for other business purposes, including amounts to fund our growth. We generally must distribute annually at least 90% of our net REIT taxable income, excluding any net capital gain, in order for our distributed earnings not to be subject to corporate income tax. We intend to make distributions to our stockholders to comply with the requirements of the Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement of the Code.

Certain Property Transfers May Generate Prohibited Transaction Income, Resulting in a Penalty Tax on Gain Attributable to the Transaction.  From time to time, we may transfer or otherwise dispose of some of our properties. Under the Code, any gain resulting from transfers of properties that we hold as inventory or primarily for sale to customers in the ordinary course of business would be treated as income from a prohibited transaction and subject to a 100% penalty tax. Since we acquire properties for investment purposes, we do not believe that our occasional transfers or disposals of property are prohibited transactions. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or disposals of properties by us are prohibited transactions. If the Internal Revenue Service were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, then we would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction and we may jeopardize our ability to retain future gains on real property sales. In addition, income from a prohibited transaction might adversely affect UDR’s ability to satisfy the income tests for qualification as a REIT for federal income tax purposes.

We Could Face Possible State and Local Tax Audits and Adverse Changes in State and Local Tax Laws.  As discussed in the risk factors above, because UDR is organized and qualifies as a REIT it is generally not subject to federal income taxes, but it is subject to certain state and local taxes. From time to time, changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. A shortfall in tax revenues for states and municipalities in which we own apartment communities may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional state and local taxes. These increased tax costs could adversely affect our financial condition and the amount of cash available for the payment of distributions to our stockholders. In the normal course of business, entities through which we own real estate may also become subject to tax audits. If such entities become subject to state or local tax audits, the ultimate result of such audits could have an adverse effect on our financial condition.

The Operating Partnership Intends to Qualify as a Partnership, But Cannot Guarantee That It Will Qualify.  The Operating Partnership intends to qualify as a partnership for federal income tax purposes at any such time that the Operating Partnership admits additional limited partners other than UDR, Inc. If classified as a partnership, the Operating Partnership generally will not be a taxable entity and will not incur federal income tax liability. However, the Operating Partnership would be treated as a corporation for federal income tax purposes if it were a “publicly traded partnership,” unless at least 90% of the Operating Partnership’s income was qualifying income as defined in the Code. A “publicly traded partnership” is a partnership whose partnership interests are traded on an established securities market or are readily tradable on a secondary market (or the substantial equivalent thereof). Although the Operating Partnership’s partnership units are not traded on an established securities market, because of the redemption right, the Operating Partnership’s units held by limited partners could be viewed as readily tradable on a secondary market (or the substantial equivalent thereof), and the Operating Partnership may not qualify for one of the “safe harbors” under the applicable tax regulations. Qualifying income for the 90% test generally includes passive income, such as real property rents, dividends and interest. The income requirements applicable to REITs and the definition of qualifying income for purposes of this 90% test are similar in most respects. The Operating Partnership may not meet this qualifying income test. If the Operating Partnership were to be taxed as a corporation, it would incur substantial tax liabilities, and UDR, Inc. would then fail to qualify as a REIT for tax purposes, unless it qualified for relief under certain statutory savings provisions, and our ability to raise additional capital would be impaired.

Risks Related to Our Organization and Ownership of UDR, Inc.’s Stock

Changes in Market Conditions and Volatility of Stock Prices Could Adversely Affect the Market Price of Our Common Stock.  The stock markets, including the New York Stock Exchange, on which we list UDR, Inc’s common stock, have experienced significant price and volume fluctuations. As a result, the market price of our common stock could be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. In addition to the risks listed in this “Risk Factors” section, a number of factors could negatively affect the price per share of our common stock, including:

•	general market and economic conditions;

•	actual or anticipated variations in our quarterly operating results or dividends or our payment of dividends in shares of our stock;

•	changes in our funds from operations or earnings estimates;

•	difficulties or inability to access capital or extend or refinance existing debt;

•	decreasing (or uncertainty in) real estate valuations;

•	changes in market valuations of similar companies;

•	publication of research reports about us or the real estate industry;

•	the general reputation of real estate investment trusts and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate companies);

•	general stock and bond market conditions, including changes in interest rates on fixed income securities, that may lead prospective purchasers of our stock to demand a higher annual yield from future dividends;

•	a change in analyst ratings;

•	additions or departures of key management personnel;

•	adverse market reaction to any additional debt we incur in the future;

•	speculation in the press or investment community;

•	terrorist activity which may adversely affect the markets in which our securities trade, possibly increasing market volatility and causing the further erosion of business and consumer confidence and spending;

•	failure to qualify as a REIT;

•	strategic decisions by us or by our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	failure to satisfy listing requirements of the NYSE;

•	governmental regulatory action and changes in tax laws; and

•	the issuance of additional shares of our common stock, or the perception that such sales might occur, including under our at-the-market equity distribution program.

Many of the factors listed above are beyond our control. These factors may cause the market price of shares of our common stock to decline, regardless of our financial condition, results of operations, business or our prospects.

We May Change the Dividend Policy for Our Common Stock in the Future.  The decision to declare and pay dividends on UDR’s common stock, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors and will depend on our earnings, funds from operations, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our indebtedness, the annual distribution requirements under the REIT provisions of the Code, state law and such other factors as our board of directors considers relevant. Any change in our dividend policy could have a material adverse effect on the market price of UDR’s common stock.

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

At December 31, 2010, our consolidated apartment portfolio included 172 communities located in 23 markets, with a total of 48,553 completed apartment homes.

We lease approximately 35,000 square feet of office space in Highlands Ranch, Colorado, for our corporate headquarters and lease an additional 39,000 square feet for two regional offices located in Dallas, Texas and Richmond, Virginia. The lease term on 21,000 square feet in Richmond, Virginia expires in February 2011.

The tables below set forth a summary of real estate portfolio by geographic market of the Company and of the Operating Partnership at December 31, 2010.

SUMMARY OF REAL ESTATE PORTFOLIO BY GEOGRAPHIC MARKET AT DECEMBER 31, 2010

UDR, INC.

									Average
	Number of	Number of	Percentage of	Carrying			Average		Home Size
	Apartment	Apartment	Carrying	Value	Encumbrances	Cost per	Physical		Square
	Communities	Homes	Value	(In thousands)	(In thousands)	Home	Occupancy		Feet

WESTERN REGION
Orange County, CA	14	4,479	12.4%	$853,952	$348,808	$190,657	95.2%		841
San Francisco, CA	11	2,339	8.1%	555,023	105,236	237,291	93.7%		805
Los Angeles, CA	9	2,261	8.5%	583,553	232,198	258,095	95.8%		950
Seattle, WA	11	2,165	6.8%	465,661	54,278	215,086	95.3%		882
San Diego, CA	5	1,123	2.5%	174,659	21,774	155,529	95.3%		797
Monterey Peninsula, CA	7	1,565	2.2%	152,645	—	97,537	94.1%		724
Inland Empire, CA	3	1,074	2.2%	150,276	81,279	139,922	94.9%		886
Sacramento, CA	2	914	1.0%	68,061	46,611	74,465	93.5%		820
Portland, OR	3	716	1.0%	69,543	43,037	97,127	95.9%		918
MID-ATLANTIC REGION
Metropolitan DC	13	4,343	11.5%	790,243	194,172	181,958	92.3	%(a)	963
Baltimore, MD	11	2,301	4.3%	297,685	131,460	129,372	96.5%		1,001
Richmond, VA	6	2,211	2.7%	187,044	67,820	84,597	95.9%		966
Norfolk, VA	6	1,438	1.2%	84,401	—	58,693	95.5%		1,016
Boston, MA	2	346	2.0%	137,692	25,375	397,954	94.1%		1,041
Other Mid-Atlantic	6	1,491	1.9%	128,216	32,126	85,993	82.7	%(a)	972
SOUTHEASTERN REGION
Tampa, FL	11	3,804	4.9%	334,062	50,682	87,819	95.5%		963
Orlando, FL	11	3,167	3.9%	271,043	88,009	85,584	94.4%		978
Nashville, TN	8	2,260	2.6%	180,413	25,294	79,829	96.5%		933
Jacksonville, FL	5	1,857	2.3%	156,540	17,930	84,297	95.0%		913
Other Florida	4	1,184	1.6%	112,072	40,133	94,655	94.2%		1,035
SOUTHWESTERN REGION
Dallas, TX	13	4,320	7.1%	486,109	211,265	112,525	86.8	%(a)	906
Phoenix, AZ	6	1,744	2.5%	169,990	62,132	97,471	88.3	%(a)	970
Austin, TX	2	640	1.3%	92,361	25,079	144,314	93.4%		888
Other Texas	3	811	0.9%	65,218	36,701	80,417	94.1%		859

Total Operating Communities	172	48,553	95.4%	$6,566,462	$1,941,399	$135,243	93.5%		919

Real Estate Under Development(b)	—	—	1.4%	97,912	—
Land	—	—	2.0%	131,889	—
Other	—	—	1.2%	85,084	22,271

Total Real Estate Owned	172	48,553	100.0%	$6,881,347	$1,963,670

(a)	Markets include properties in lease-up during the year.

(b)	The Company is currently developing four wholly-owned communities with 930 apartment homes that have not yet been completed.

SUMMARY OF REAL ESTATE PORTFOLIO BY GEOGRAPHIC MARKET AT DECEMBER 31, 2010

UNITED DOMINION REALTY, L.P.

								Average
	Number of	Number of	Percentage of	Carrying			Average	Home Size
	Apartment	Apartment	Carrying	Value	Encumbrances	Cost per	Physical	(In Square
	Communities	Homes	Value	(In thousands)	(In thousands)	Home	Occupancy	Feet)

WESTERN REGION
Orange County, CA	12	4,124	20.6%	$765,097	$348,808	$185,523	95.4%	820
San Francisco, CA	10	2,315	14.6%	542,531	105,236	234,355	93.6%	806
Los Angeles, CA	6	1,222	7.2%	265,084	64,499	216,926	96.0%	967
Seattle, WA	5	932	5.6%	206,953	33,777	222,053	96.6%	865
San Diego, CA	3	689	2.7%	99,586	21,774	144,537	95.1%	788
Monterey Peninsula, CA	7	1,565	4.1%	152,645	—	97,537	94.1%	724
Inland Empire, CA	2	834	3.2%	119,199	54,308	142,924	95.0%	882
Sacramento, CA	2	914	1.8%	68,061	46,611	74,465	93.5%	820
Portland, OR	3	716	1.9%	69,543	43,037	97,127	95.9%	918
MID-ATLANTIC REGION
Metropolitan DC	8	2,565	15.5%	574,504	98,174	223,978	96.4%	948
Baltimore, MD	5	994	3.9%	145,968	82,887	146,849	96.4%	971
SOUTHEASTERN REGION
Tampa, FL	3	1,154	2.9%	109,081	7,330	94,524	95.6%	1,029
Nashville, TN	6	1,612	3.4%	127,178	—	78,895	96.5%	925
Jacksonville, FL	1	400	1.1%	42,292	—	105,730	94.9%	964
Other Florida	1	636	2.1%	76,310	40,133	119,984	95.1%	1,130
SOUTHWESTERN REGION
Dallas, TX	2	1,348	4.9%	182,840	90,475	135,638	95.6%	909
Phoenix, AZ	3	914	1.9%	71,646	33,012	78,387	95.3%	1,000
Austin, TX	1	250	0.8%	32,180	—	128,720	89.8%	883
Other Texas	1	167	0.8%	19,179	—	114,844	—	710

Total Operating Communities	81	23,351	99.0%	3,669,877	1,070,061	157,161	94.6%	887
Land and other		—	1.0%	36,307	—

Total Real Estate Owned	81	23,351	100.0%	$3,706,184	$1,070,061

Item 3.	LEGAL PROCEEDINGS

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

Item 4.	(Removed and Reserved)

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

UDR, Inc.

Common Stock

UDR, Inc.’s common stock has been listed on the New York Stock Exchange under the symbol “UDR” since May 7, 1990. The following tables set forth the quarterly high and low sale prices per common share reported on the NYSE for each quarter of the last two fiscal years. Distribution information for common stock reflects distributions declared per share for each calendar quarter and paid at the end of the following month.

	2010			2009
			Distributions			Distributions
	High	Low	Declared	High	Low	Declared

Quarter ended March 31,	$18.26	$14.47	$0.180	$14.27	$6.73	$0.310
Quarter ended June 30,	$21.82	$17.57	$0.180	$11.92	$7.93	$0.180
Quarter ended September 30,	$22.26	$17.93	$0.185	$16.23	$9.06	$0.180
Quarter ended December 31,	$24.10	$20.99	$0.185	$17.26	$13.93	$0.180

On February 17, 2011, the closing sale price of our common stock was $23.82 per share on the NYSE and there were 4,804 holders of record of the 182,496,330 outstanding shares of our common stock.

We have determined that, for federal income tax purposes, approximately 95% of the distributions for 2010 represented ordinary income, 3% represented long-term capital gain, and 2% represented unrecaptured section 1250 gain.

UDR pays regular quarterly distributions to holders of its common stock. Future distributions will be at the discretion of our Board of Directors and will depend on our actual funds from operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code, and other factors. The annual distribution payment for calendar year 2010 necessary for us to maintain our status as a REIT was $0.002 per share of common stock. We declared total distributions of $0.73 per share of common stock for 2010.

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

Distributions declared on the Series E in 2010 were $1.33 per share or $0.3322 per quarter. The Series E is not listed on any exchange. At December 31, 2010, a total of 2,803,812 shares of the Series E were outstanding.

Series F Preferred Stock

We are authorized to issue up to 20,000,000 shares of our Series F (“Series F”) Preferred Stock. The Series F Preferred Stock may be purchased by holders of our Operating Partnership Units, or OP Units, described below under “Operating Partnership Units,” at a purchase price of $0.0001 per share. OP Unitholders are entitled to subscribe for and purchase one share of the Series F for each OP Unit held. At December 31,

2010, a total of 3,208,706 shares of the Series F were outstanding at a value of $321. Holders of the Series F are entitled to one vote for each share of the Series F they hold, voting together with the holders of our common stock, on each matter submitted to a vote of security holders at a meeting of our stockholders. The Series F does not entitle its holders to any other rights, privileges or preferences.

Series G Preferred Stock

In May 2007, UDR issued 5,400,000 shares of our 6.75% Series G Cumulative Redeemable Preferred Stock (“Series G”). The Series G has no stated par value and a liquidation preference of $25 per share. The Series G generally has no voting rights except under certain limited circumstances and as required by law. The Series G has no stated maturity and is not subject to any sinking fund or mandatory redemption and is not convertible into any of our other securities. The Series G is not redeemable prior to May 31, 2012. On or after this date, the Series G may be redeemed for cash at our option, in whole or in part, at a redemption price of $25 per share plus accrued and unpaid dividends. During the year ended December 31, 2010, the Company repurchased 27,400 shares of Series G, for less than the liquidation preference of $25 per share resulting in a $25,000 benefit to our net loss attributable to common stockholders. Distributions declared on the Series G for the year ended December 31, 2010 was $1.69 per share. The Series G is listed on the NYSE under the symbol “UDRPrG.” At December 31, 2010, a total of 3,405,562 shares of the Series G were outstanding.

Distribution Reinvestment and Stock Purchase Plan

We have a Distribution Reinvestment and Stock Purchase Plan under which holders of our common stock may elect to automatically reinvest their distributions and make additional cash payments to acquire additional shares of our common stock. Stockholders who do not participate in the plan continue to receive distributions as declared. As of February 17, 2011, there were approximately 2,707 participants in the plan.

United Dominion Realty, L.P.

Operating Partnership Units

There is no established public trading market for United Dominion Realty, L.P.’s Operating Partnership Units. From time to time we issue shares of our common stock in exchange for OP Units tendered to the Operating Partnership, for redemption in accordance with the provisions of the Operating Partnership’s limited partnership agreement. At December 31, 2010, there were 179,909,408 OP Units outstanding in the Operating Partnership, of which 174,847,440 OP Units or 97.2% were owned by UDR and 5,061,968 OP Units or 2.8% were owned by limited partners. Under the terms of the Operating Partnership’s limited partnership agreement, the holders of OP Units have the right to require the Operating Partnership to redeem all or a portion of the OP Units held by the holder in exchange for a cash payment based on the market value of our common stock at the time of redemption. However, the Operating Partnership’s obligation to pay the cash amount is subject to the prior right of the Company to acquire such OP Units in exchange for either the cash amount or the number of shares of our common stock equal to the number of OP Units being redeemed. During 2010, we issued a total of 924,624 shares of common stock upon redemption of OP Units.

Purchases of Equity Securities

In February 2006, UDR’s Board of Directors authorized a 10,000,000 share repurchase program. In January 2008, UDR’s Board of Directors authorized a new 15,000,000 share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. As reflected in the table below, no shares of common stock were repurchased under these programs during the quarter ended December 31, 2010.

The following tables set forth certain information regarding our common stock repurchases during the quarter ended December 31, 2010.

			Total Number
			of Shares	Maximum Number
			Purchased as	of Shares
	Total Number	Average	Part of Publicly	that May Yet Be
	of Shares	Price per	Announced Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs(1)

Beginning Balance	9,967,490	$22.00	9,967,490	15,032,510
October 1, 2010 through October 31, 2010	—	—	—	15,032,510
November 1, 2010 through November 30, 2010	—	—	—	15,032,510
December 1, 2010 through December 31, 2010	—	—	—	15,032,510

Balance as of December 31, 2010	9,967,490	$22.00	9,967,490	15,032,510

(1)	This number reflects the amount of shares that were available for purchase under our 10,000,000 share repurchase program authorized in February 2006 and our 15,000,000 share repurchase program authorized in January 2008.

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

One-year	Three-year

Total Return Performance	Total Return Performance

One-year

	Period Ending
Index	12/31/09	01/31/10	02/28/10	03/31/10	04/30/10	05/31/10	06/30/10	07/31/10	08/31/10	09/30/10	10/31/10	11/30/10	12/31/10
UDR, Inc.	100.00	95.72	103.35	108.52	126.17	126.29	118.84	132.34	129.02	132.40	142.12	140.98	148.70

NAREIT Equity Appartment Index	100.00	94.54	102.45	109.67	127.34	123.91	116.29	128.84	128.52	132.83	138.00	141.04	147.04

US MSCI REITS	100.00	94.66	99.98	110.09	117.87	111.51	105.70	115.97	114.57	119.63	125.33	122.80	128.48

S&P 500	100.00	96.40	99.39	105.39	107.05	98.50	93.35	99.89	95.38	103.89	107.84	107.86	115.06

NAREIT Equity REIT Index	100.00	94.79	99.85	110.02	117.66	111.13	105.56	115.61	114.00	119.10	124.70	122.25	127.96

Three-year

	Period Ending
Index	12/31/07	06/30/08	12/31/08	06/30/09	12/31/09	06/30/10	12/31/10
UDR, Inc.	100.00	116.24	75.89	58.98	96.78	115.01	143.90

NAREIT Equity Appartment Index	100.00	104.35	74.87	64.56	97.63	113.54	143.56

US MSCI REITS	100.00	96.55	62.03	54.32	79.78	84.33	102.50

S&P 500	100.00	88.09	63.00	65.00	79.68	74.37	91.68

NAREIT Equity REIT Index	100.00	96.41	62.27	54.67	79.70	84.13	101.99

Five-year	Total Return Performance

Five-year

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
UDR, Inc.	100.00	141.79	92.70	70.35	89.71	133.40

NAREIT Equity Appartment Index	100.00	139.95	104.36	78.14	101.89	149.82

US MSCI REITS	100.00	135.92	113.06	70.13	90.20	115.89

S&P 500	100.00	115.79	122.16	76.96	97.33	111.99

NAREIT Equity REIT Index	100.00	135.06	113.87	70.91	90.76	116.13

The performance graph, and the related chart and text, are being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of ours, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 6.	SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial and other information of UDR, Inc. and of the Operating Partnership as of and for each of the years in the five-year period ended December 31, 2010. The table should be read in conjunction with each of UDR, Inc.’s and the Operating Partnership’s respective consolidated financial statements and the notes thereto, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Report.

	UDR, Inc.
	Years Ended December 31,
	(In thousands, except per share data and
	apartment homes owned)
	2010	2009	2008	2007	2006

OPERATING DATA:
Rental income(a)	$632,249	$600,702	$561,073	$499,538	$465,389
(Loss)/income from continuing operations(a)	(111,313)	(94,812)	(63,202)	44,051	(78,480)
Income from discontinued operations(a)	4,725	3,189	807,069	182,679	210,825
Consolidated net (loss)/income	(106,588)	(91,623)	743,867	226,730	132,345
Distributions to preferred stockholders	9,488	10,912	12,138	13,910	15,370
Net (loss)/income attributable to common
stockholders	(112,362)	(95,858)	688,708	198,958	109,738
Common distributions declared	126,085	127,066	308,313	177,540	168,408
Special Dividend declared	—	—	177,074	—	—
Earnings per share — basic and diluted:
(Loss)/income from continuing operations attributable to stockholders	$(0.71)	$(0.66)	$(0.91)	$0.12	$(0.76)
Income from discontinued operations(a)	0.03	0.02	6.20	1.36	1.58
Net (loss)/income attributable to common stockholders	(0.68)	(0.64)	5.29	1.48	0.82
Weighted average number of Common Share outstanding — basic and diluted	165,857	149,090	130,219	134,016	133,732
Weighted average number of Common Share outstanding, OP Units and Common Stock equivalents outstanding — diluted(b)	176,900	159,561	142,904	147,199	147,981
Common distributions declared	$0.73	$0.85	$2.29	$1.22	$1.25
Balance Sheet Data:
Real estate owned, at cost	$6,881,347	$6,315,047	$5,831,753	$5,956,481	$5,820,122
Accumulated depreciation	1,638,326	1,351,293	1,078,689	1,371,759	1,253,727
Total real estate owned, net of accumulated depreciation	5,243,021	4,963,754	4,753,064	4,584,722	4,566,395
Total assets	5,529,540	5,132,617	5,143,805	4,800,454	4,675,875
Secured debt	1,963,670	1,989,434	1,462,471	1,137,936	1,182,919
Unsecured debt	1,603,834	1,437,155	1,798,662	2,341,895	2,155,866
Total debt	3,567,504	3,426,589	3,261,133	3,479,831	3,338,785
Stockholders’ equity	1,606,343	1,395,441	1,415,989	941,205	942,467
Number of common shares outstanding	182,496	155,465	137,423	133,318	135,029
Other Data:
Total apartments owned (at end of period)	48,553	45,913	44,388	65,867	70,339
Weighted average number of apartment homes owned during the year	47,571	45,113	46,149	69,662	73,731
Cash Flow Data
Cash provided by operating activities	$214,180	$229,383	$179,754	$269,281	$237,881
Cash (used in)/provided by investing activities	(583,754)	(158,045)	302,304	(90,100)	(158,241)
Cash provided by/(used in) financing activities	373,075	(78,093)	(472,537)	(178,105)	(93,040)
Funds from Operations(b)
Funds from operations — basic	$189,045	$180,858	$204,213	$238,722	$240,851
Funds from operations — diluted	192,771	184,582	207,937	242,446	244,577

(a)	Reclassified to conform to current year presentation in accordance with Topic 360, Property, Plant and Equipment (formerly FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”) as described in Note 4, Discontinued Operations, to the Consolidated Financial Statements included in this Report.

(b)	Funds from operations, or FFO, is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of depreciable property, premiums or original issuance costs associated with preferred stock redemptions, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. This definition conforms with the National Association of Real Estate Investment Trust’s definition issued in April 2002. We consider FFO in evaluating property acquisitions and our operating performance and believe that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of our activities in accordance with generally accepted accounting principles. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

RE3 is our subsidiary that focuses on development, land entitlement and short-term hold investments. RE3 tax benefits and gain on sales, net of taxes, is defined as net sales proceeds less a tax provision and the gross investment basis of the asset before accumulated depreciation. We consider FFO with RE3 tax benefits and gain on sales, net of taxes, to be a meaningful supplemental measure of performance because the short-term use of funds produces a profit that differs from the traditional long-term investment in real estate for REITs.

For 2010, FFO includes a loss of $1.2 million due to debt extinguishment of unsecured debt, partially offset by $6.8 million of severance and restructuring expenses and $567,000 of storm related expenses.

For 2009, FFO includes a gain of $9.8 million due to the extinguishment of unsecured debt, partially offset by charges of $1.0 million prepayment penalty on debt restructure, $1.6 million on the write-off of a fair market adjustment for debt paid on a consolidated joint venture, $3.8 million of expenses related to a tender offer, and $127,000 of storm related expenses.

For 2008, FFO includes a gain of $26.3 million due to the extinguishment of unsecured debt and $1.6 million of net hurricane related recoveries, partially offset by charges of $1.7 million incurred for exiting the condominium business, $1.7 million for cancelling a pre-sale contract, $4.7 million related to penalties and the write off of the associated deferred financing costs for debt refinancing and $0.7 million for severance.

See “Funds from Operations” below for a reconciliation of FFO and Net (loss)/income attributable to UDR, Inc.

	United Dominion Realty, L.P.
	Years Ended December 31,
	(In thousands, except per OP unit data and
	apartment homes owned)
	2010	2009	2008	2007	2006

OPERATING DATA:
Rental income(a)	$350,394	$353,056	$336,674	$297,094	$280,648
(Loss)/income from continuing operations(a)	(20,846)	(5,520)	9,636	116,370	15,522
Income from discontinued operations	152	1,475	489,272	78,060	153,745
Consolidated net (loss)/income	(20,694)	(4,045)	498,908	194,430	169,267
Net (loss)/income attributable to OP unitholders	(20,735)	(4,176)	497,720	193,688	168,772
Earnings per OP unit — basic and diluted:
(Loss)/income from continuing operations(a)	$(0.12)	$(0.03)	$0.06	$0.70	$0.10
Income from discontinued operations	0.00	0.01	2.94	0.47	0.92
Net (loss)/income attributable to OP unitholders	(0.12)	(0.02)	3.00	1.17	1.02
Weighted average number of OP units outstanding — basic and diluted	179,909	178,817	166,163	166,174	166,252
Balance Sheet Data:
Real estate owned, at cost	$3,706,184	$3,640,888	$3,569,239	$2,685,249	$2,584,495
Accumulated depreciation	884,083	717,892	552,369	403,092	348,352
Total real estate owned, net of accumulated depreciation	2,822,101	2,922,996	3,016,870	2,282,157	2,236,143
Total assets	2,861,395	2,961,067	3,254,851	2,909,707	2,961,297
Secured debt(a)	1,070,061	1,122,198	851,901	594,845	697,096
Total liabilities	1,299,772	1,339,319	1,272,101	920,698	951,735
Total partners’ capital	2,042,241	2,197,753	2,345,825	2,232,404	2,257,406
Receivable due from General Partner	492,709	588,185	375,124	254,256	257,963
Number of OP units outstanding	179,909	179,909	166,163	166,163	166,186
Other Data:
Total apartments owned (at end of period)	23,351	23,351	23,351	36,965	40,653
Cash Flow Data
Cash provided by operating activities	$146,604	$157,333	$168,660	$212,727	$203,195
Cash (used in)/provided by investing activities	(59,458)	129,628	81,993	75,069	217,992
Cash used in financing activities	(86,668)	(290,109)	(247,150)	(287,847)	(422,117)

(a)	Excludes amounts classified as Discontinued Operations, where applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:

•	general economic conditions;

•	unfavorable changes in apartment market and economic conditions that could adversely affect occupancy levels and rental rates;

•	the failure of acquisitions to achieve anticipated results;

•	possible difficulty in selling apartment communities;

•	competitive factors that may limit our ability to lease apartment homes or increase or maintain rents;

•	insufficient cash flow that could affect our debt financing and create refinancing risk;

•	failure to generate sufficient revenue, which could impair our debt service payments and distributions to stockholders;

•	development and construction risks that may impact our profitability;

•	potential damage from natural disasters, including hurricanes and other weather-related events, which could result in substantial costs to us;

•	risks from extraordinary losses for which we may not have insurance or adequate reserves;

•	uninsured losses due to insurance deductibles, self-insurance retention, uninsured claims or casualties, or losses in excess of applicable coverage;

•	delays in completing developments and lease-ups on schedule;

•	our failure to succeed in new markets;

•	changing interest rates, which could increase interest costs and affect the market price of our securities;

•	potential liability for environmental contamination, which could result in substantial costs to us;

•	the imposition of federal taxes if we fail to qualify as a REIT under the Code in any taxable year;

•	our internal control over financial reporting may not be considered effective which could result in a loss of investor confidence in our financial reports, and in turn have an adverse effect on our stock price; and

•	changes in real estate laws, tax laws and other laws affecting our business.

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

Forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based, except to the extent otherwise required by law.

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements and the accompanying notes for the years ended December 31, 2010, 2009 and 2008 of each of UDR, Inc. and United Domination Realty, L.P.

UDR, Inc.:

Business Overview

We are a self administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, redevelops, and manages apartment communities in select markets throughout the United States. We were formed in 1972 as a Virginia corporation. In June 2003, we changed our state of incorporation from Virginia to Maryland. Our subsidiaries include two operating partnerships, Heritage Communities L.P., a Delaware limited partnership, and United Dominion Realty, L.P., a Delaware limited partnership.

At December 31, 2010, our consolidated real estate portfolio included 172 communities located in 23 markets with a total of 48,553 completed apartment homes and our total real estate portfolio, inclusive of our unconsolidated communities, included an additional 37 communities with 9,891 completed apartment homes.

The following table summarizes our market information by major geographic markets as of December 31, 2010.

	As of December 31, 2010				Year Ended December 31, 2010
			Percentage	Total
	Number of	Number of	of Total	Carrying	Average	Total Income	Net Operating
	Apartment	Apartment	Carrying	Value	Physical	per Occupied	Income(a)
	Communities	Homes	Value	(In thousands)	Occupancy	Home	(In thousands)

SAME COMMUNITIES
WESTERN REGION
Orange County, CA	13	4,214	11.4%	$785,358	95.4%	$1,483	$50,006
San Francisco, CA	9	1,727	5.9%	404,890	96.9%	1,910	26,840
Monterey Peninsula, CA	7	1,565	2.2%	152,645	94.1%	1,066	12,820
Los Angeles, CA	7	1,380	4.2%	289,501	95.9%	1,535	16,066
San Diego, CA	5	1,123	2.5%	174,659	95.3%	1,332	11,735
Seattle, WA	9	1,725	4.4%	304,462	96.4%	1,173	15,841
Inland Empire, CA	3	1,074	2.2%	150,275	94.9%	1,220	9,909
Sacramento, CA	2	914	1.0%	68,061	93.5%	867	5,857
Portland, OR	3	716	1.0%	69,543	95.9%	946	5,211
MID-ATLANTIC REGION
Metropolitan DC	11	3,765	9.8%	672,228	97.0%	1,538	45,066
Richmond, VA	6	2,211	2.7%	187,044	95.9%	1,012	18,182
Baltimore, MD	10	2,121	3.7%	252,236	96.7%	1,269	21,895
Norfolk VA	6	1,438	1.2%	84,400	95.5%	958	10,565
Other Mid-Atlantic	5	1,132	1.1%	78,761	96.2%	1,017	9,201
SOUTHEASTERN REGION
Tampa, FL	10	3,278	3.7%	254,713	95.4%	919	21,275
Orlando, FL	10	2,796	3.2%	220,743	95.2%	896	18,562
Nashville, TN	8	2,260	2.6%	180,413	96.5%	847	14,170
Jacksonville, FL	5	1,857	2.3%	156,540	95.0%	818	10,654
Other Florida	4	1,184	1.6%	112,072	94.2%	978	7,936
SOUTHWESTERN REGION
Dallas, TX	9	2,595	3.9%	269,684	95.7%	949	16,101
Phoenix, AZ	3	914	1.0%	71,646	95.3%	855	5,620
Austin, TX	1	390	0.9%	60,181	95.8%	1,115	2,684
Houston, TX	1	320	0.4%	22,226	93.1%	893	1,764

Total/Average Same Communities	147	40,699	72.9%	5,022,281	95.7%	$1,155	$357,960

Non Matures, Commercial Properties & Other	25	7,854	26.7%	1,761,154

Total Real Estate Held for Investment	172	48,553	99.6%	6,783,435

Real Estate Under Development(b)	—	—	0.4%	97,912

Total Real Estate Owned	172	48,553	100.0%	6,881,347

Total Accumulated Depreciation				(1,638,326)

Total Real Estate Owned, Net of Accumulated Depreciation				$5,243,021

(a)	Total Income per Occupied Home represents total revenues divided by the product of occupancy and the number of mature apartment homes.

(b)	The Company is currently developing four wholly-owned communities with 930 apartment homes, none of which have been completed.

We report in two segments: Same Communities and Non-Mature/Other Communities. Our Same Communities segment includes those communities acquired, developed, and stabilized prior to January 1, 2009, and held as of December 31, 2010. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months. Our Non-Mature/Other Communities segment includes those communities that were acquired or developed in 2008, 2009 or 2010, sold properties, redevelopment properties, properties classified as real estate held for disposition, condominium conversion properties, joint venture properties, properties managed by third parties, and the non-apartment components of mixed use properties.

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

We expect to meet our short-term liquidity requirements generally through cash flow provided by operations and borrowings under credit agreements. We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, the repayment of financing on development activities, and potential property acquisitions, through secured and unsecured borrowings, the issuance of debt or equity securities, and the disposition of properties. We believe that our net cash provided by operations and borrowings under credit agreements will continue to be adequate to meet both operating requirements and the payment of dividends by the Company in accordance with REIT requirements. Likewise, the budgeted expenditures for improvements and renovations of certain properties are expected to be funded from property operations, borrowings under credit agreements, and the issuance of debt or equity securities.

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

On September 13, 2010, the Company entered into an agreement to sell 16,000,000 shares of its Common Stock at a price of $20.35 per share in an underwritten public offering. The Company granted the underwriters a 30-day option to purchase up to an additional 2,400,000 shares of Common Stock to cover overallotments. We sold 18,400,000 shares of Common Stock in this offering, with aggregate gross proceeds of approximately $374.4 million at a price per share of $20.35. Aggregate net proceeds from the offering, after deducting related expenses were approximately $359.2 million.

On September 15, 2009, the Company entered into an equity distribution agreement under which the Company may offer and sell up to 15,000,000 shares of its Common Stock over time to or through its sales agents. During the year ended December 31, 2010, we sold 6,144,367 shares of Common Stock through this program for aggregate gross proceeds of approximately $110.8 million at a weighted average price per share of $18.04. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $2.2 million, were approximately $108.6 million.

On December 7, 2009, the Company entered into an Amended and Restated Distribution Agreement with respect to the issue and sale by the Company from time to time of its Medium-Term Notes, Series A Due Nine Months or More From Date of Issue. In February 2010, the Company issued $150 million of 5.25% senior unsecured medium-term notes under the Amended and Restated Distribution Agreement. These notes were priced at 99.46% of the principal amount at issuance and had a discount of $519,000 at December 31, 2010.

Future Capital Needs

Future development expenditures are expected to be funded with proceeds from construction loans, through joint ventures, unsecured or secured credit facilities, proceeds from the issuance of equity or debt securities, the sale of properties and to a lesser extent, with cash flows provided by operating activities. Acquisition activity in strategic markets is expected to be financed by the reinvestment of proceeds from the sale of properties, through the issuance of equity or debt securities, the issuance of operating partnership units and the assumption or placement of secured and/or unsecured debt.

During 2011, we have approximately $63.4 million of secured debt maturing, inclusive of principal amortization and net of extension rights of $188.1 million, and $95.8 million of unsecured debt maturing. We anticipate repaying that debt with proceeds from debt and equity offerings and by exercising extension rights with respect to the secured debt.

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

During 2010, $47.1 million or $1,047 per apartment home was spent on recurring capital expenditures. These include revenue enhancing capital expenditures, exterior/interior upgrades, turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as exterior paint, roofs, siding, parking lots, and asset preservation capital expenditures. In addition, major renovations totaled $30.8 million for the year ended December 31, 2010. Total capital expenditures, which in aggregate include recurring capital expenditures and major renovations, of $77.9 million or $1,732 per home was spent on all of our communities, excluding development and commercial properties, for the year ended December 31, 2010.

The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, condominium conversions and commercial properties, for the periods presented:

	Year Ended December 31,
	(dollars in thousands, except for per apartment homes)
				Per Apartment Home
	2010	2009	% Change	2010	2009	% Change

Revenue enhancing improvements	$15,043	$23,626	−36.3%	$334	$543	−38.5%
Turnover capital expenditures	9,528	9,401	1.4%	212	216	−1.9%
Asset preservation expenditures	22,538	19,912	13.2%	501	458	9.4%

Total recurring capital expenditures	47,109	52,939	−11.0%	1,047	1,217	−14.0%
Major renovations	30,816	33,466	−7.9%	685	769	−10.9%

Total capital expenditures	$77,925	$86,405	−9.8%	$1,732	$1,986	−12.8%

Repair and maintenance expense	$33,224	$30,450	9.1%	$738	$700	5.4%

Average stabilized home count	44,999	43,505

We will continue to selectively add revenue enhancing improvements which we believe will provide a return on investment substantially in excess of our cost of capital. Recurring capital expenditures during 2011 are currently expected to be approximately $1,050 per apartment home.

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

Real Estate Investment Properties

We purchase real estate investment properties from time to time and allocate the purchase price to various components, such as land, buildings, and intangibles related to in-place leases. The purchase price is allocated based on the fair value of each component. The fair value of buildings is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates. As such, the determination of fair value considers the present value of all cash flows expected to be generated from the property including an initial lease-up period. We determine the fair value of in-place leases by assessing the net effective rent and remaining term of the lease relative to market terms for similar leases at acquisition. In addition, we consider the cost of acquiring similar leases, the foregone rents associated with the lease-up period, and the carrying costs associated with the lease-up period. The fair value of in-place leases is recorded and amortized as amortization expense over the remaining contractual lease period.

REIT Status

We are a Maryland corporation that has elected to be treated for federal income tax purposes as a REIT. A REIT is a legal entity that holds interests in real estate and is required by the Code to meet a number of organizational and operational requirements, including a requirement that a REIT must distribute at least 90% of our REIT taxable income (other than our net capital gain) to our stockholders. If we were to fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at the regular corporate rates and may not be able to qualify as a REIT for four years. Based on the net earnings reported for the year ended December 31, 2010 in our Consolidated Statements of Operations we would have incurred immaterial federal and state GAAP income taxes if we had failed to qualify as a REIT.

Statements of Cash Flow

The following discussion explains the changes in net cash provided by operating activities and net cash provided by/(used in) investing and net cash (used in)/provided by financing activities that are presented in our Consolidated Statements of Cash Flows.

Operating Activities

For the year ended December 31, 2010, our net cash flow provided by operating activities was $214.2 million compared to $229.4 million for 2009. The decrease in cash flow from operating activities is primarily due to changes in operating assets, which include an increase in lease tangibles related to the acquisition of five operating communities in 2010, and operating liabilities, which include accrued restructuring and severance charges. This decrease is partially offset by an increase in property net operating income.

For the year ended December 31, 2009, our net cash flow provided by operating activities was $229.4 million compared to $179.8 million for 2008. The increase in cash flow from operating activities is primarily due to changes in operating liabilities and is partially offset by a reduction in property operating income.

Investing Activities

For the year ended December 31, 2010, net cash used in investing activities was $583.8 million compared to net cash used in investing activities of $158 million for 2009. The change relates to acquisitions of real estate assets and investments in unconsolidated joint ventures, which are discussed in further detail throughout this Report.

For the year ended December 31, 2009, net cash used in investing activities was $158 million compared to net cash provided by investing activities of $302.3 million for 2008. The change is primarily driven by a reduction in the disposition of real estate investments partially offset by a reduction in the acquisition of real estate assets and capital expenditures, all of which are discussed in further detail throughout this Report.

Acquisitions

For the year ended December 31, 2010, the Company acquired five apartment communities located in Orange County, California; Baltimore, Maryland; Los Angeles, California; and Boston, Massachusetts for a total gross purchase price of $412 million. During the same period, the Company also acquired land located in San Francisco, California for a gross purchase price of $23.6 million.

The following table summarizes UDR’s real estate community acquisitions for the year ended December 31, 2010 (dollar amounts in thousands):

			Apartment	Purchase
Property Name	Market	Acquisition Date	Homes	Price(a)

1818 Platinum Triangle	Orange County, CA	August 2010	265	$70,500
Domain Brewers Hill	Baltimore, MD	August 2010	180	46,000
Garrison Square	Boston, MA	September 2010	160	98,000
Marina Pointe	Los Angeles, CA	September 2010	583	157,500
Ridge at Blue Hills	Boston, MA	September 2010	186	40,000

			1,374	$412,000

(a)	The purchase price is the contractual amount paid by UDR to the third party and does not include any costs that the Company incurred in the pursuit of the property.

Our long-term strategic plan is to continue achieving greater operating efficiencies by investing in fewer, more concentrated markets. As a result, we have been seeking to expand our interests in communities located in California, Boston, Metropolitan D.C., Oregon and Washington state markets over the past years. Prospectively, we plan to channel new investments into those markets we believe will provide the best investment returns. Markets will be targeted based upon defined criteria including favorable job formation, low single-family home affordability and favorable demand/supply ratio for multifamily housing.

For the year ended December 31, 2009, we acquired one community in Dallas, Texas with 289 apartment homes for $28.5 million.

Real Estate Under Development

At December 31, 2010, our development pipeline for wholly-owned communities totaled 930 apartment homes with a budget of $338.9 million in which we have a carrying value of $97.9 million. We anticipate the completion of these communities from the first quarter of 2012 through the third quarter of 2013.

For the year ended December 31, 2010, we invested approximately $92.1 million in development projects, a decrease of $91.0 million from our 2009 level of $183.2 million. In 2010, we completed development on four wholly-owned communities with 1,575 apartment homes that have a carrying value of $259.7 million and one community held by a consolidated joint venture with 274 apartment homes and a carrying value of $122.3 million.

Consolidated Joint Ventures

UDR is a partner with an unaffiliated third party in a joint venture (“Elements Too”) which owns and operates a 274 home apartment community in the central business district of Bellevue, Washington. Construction began in the fourth quarter of 2006 and was completed in the first quarter of 2010. At closing, we owned 49% of the joint venture. Our initial investment was $10.0 million. On October 16, 2009, our partner resigned as managing member and appointed UDR as managing member. In addition, our partner relinquished its voting rights and approval rights and its ability to substantively participate in the decision-making process of the joint venture resulting in the consolidation of the joint venture. As a result of UDR’s appointment as managing member, the Company was required to consolidate the joint venture. In March 2010, the Company paid $3.2 million to acquire our partner’s 49% interest in the joint venture. At the closing of the agreement and at December 31, 2010, the Company held a 98% interest in Elements Too.

UDR is a partner with an unaffiliated third party in a joint venture (“989 Elements”) which owns and operates a 23-story, 166 home high-rise apartment community in the central business district of Bellevue, Washington. At closing, UDR owned 49% of the joint venture. Our initial investment was $11.8 million. On December 30, 2009, UDR entered into an agreement with our partner to purchase its 49% interest in 989 Elements for $7.7 million. Concurrently, our partner resigned as managing member and appointed UDR as managing member. In addition, our partner relinquished its voting rights and approval rights and its ability to substantively participate in the decision-making process of the joint venture resulting in the consolidation of the joint venture. In March 2010, the Company paid $7.7 million and acquired our partner’s 49% interest in the joint venture. At the closing of the agreement and December 31, 2010, the Company held a 98% interest in 989 Elements.

UDR is a partner with an unaffiliated third party in a joint venture (“Bellevue”) which owns an operating retail site in Bellevue, Washington. The Company initially planned to develop a 430 home high rise apartment building with ground floor retail on an existing operating retail center. However, during the year ended December 31, 2009, the joint venture decided to continue to operate the retail property as opposed to developing a high rise apartment building on the site. On December 30, 2009, UDR entered into an agreement with our partner to purchase its 49% interest in Bellevue for $5.2 million. In addition, our partner resigned as managing member and appointed UDR as managing member. Concurrent with its resignation, our partner relinquished its voting rights and approval rights and its ability to substantively participate in the decision-making process of the joint venture resulting in the consolidation of the joint venture at fair value. In March 2010, the Company paid $5.2 million and acquired our partner’s 49% interest in the joint venture. At the closing of the agreement and at December 31, 2010, the Company held a 98% interest in Bellevue.

Prior to their consolidation in 2009, we evaluated our investments in these joint ventures when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We considered various factors to determine if a decrease in value of each of these investments is other-than-temporary. In 2009, we recognized a non-cash charge of $16 million representing the other-than-temporary decline in fair values below the carrying values of two of the Company’s Bellevue, Washington joint ventures.

For additional information regarding these joint ventures, see Note 5, Joint Ventures, in the Consolidated Financial Statements included in this Report.

Unconsolidated Joint Ventures

In November 2010, the Company acquired The Hanover Company’s (“Hanover”) partnership interests in the Hanover/MetLife Master Limited Partnership (the “UDR/MetLife Partnership”). The UDR/MetLife Partnership owns a portfolio of 26 operating communities containing 5,748 homes and 11 land parcels with the potential to develop approximately 2,300 additional homes. Under the terms of the UDR/MetLife Partnership, UDR will act as the general partner and earn fees for property and asset management and financing transactions. UDR acquired ownership interests of 12.27% in the operating communities and 4.14% in the land parcels for $100.8 million. The initial investment of $100.8 million consists of $71.8 million in cash, which includes associated transaction costs, and a $30 million payable (includes discount of $1 million) to Hanover. UDR agreed to pay the $30 million balance to Hanover in two interest free installments in the amounts of $20 million and $10 million on the first and second anniversaries of the closing, respectively. At December 31, 2010, the Company’s investment in the Partnership was $122.2 million.

In October 2010, the Company entered into a venture with an affiliate of Hanover to develop a 240 apartment home community in the metropolitan Boston, Massachusetts area. At the closing and at December 31, 2010, UDR owned a noncontrolling interest of 95% in the joint venture. Our initial investment was $10 million and our investment at December 31, 2010 was $10.3 million.

During 2009, UDR and an unaffiliated third party formed a joint venture for the investment of up to $450 million in multifamily properties located in key, high barrier to entry markets. The partners will contribute equity of $180 million of which the Company’s maximum equity will be 30% or $54.0 million when fully invested. During 2010, the joint venture acquired its first property (151 homes) located in Metropolitan Washington D.C. for $43.1 million. At closing and at December 31, 2010, the Company owned 30%. Our investment at December 31, 2010 and 2009 was $5.2 million and $242,000, respectively.

In November 2007, UDR and an unaffiliated third party formed a joint venture which owns and operates various properties located in Texas. UDR contributed cash and property equal to 20% of the fair value of the properties. The unaffiliated member contributed cash equal to 80% of the fair value of the properties comprising the joint venture, which was then used to purchase the nine operating properties from UDR. Our initial investment was $20.4 million. Our investment at December 31, 2010 and 2009 was $10.3 million and $13.9 million, respectively.

Disposition of Investments

In 2010, UDR sold one 149 apartment home community. UDR recognized an after-tax gain for financial reporting purposes of $4 million on this sale that is included in discontinued operations. Proceeds from the sale were used primarily to reduce debt.

During the year ended December 31, 2009, we did not dispose of any communities.

We plan to continue to pursue our strategy of exiting markets where long-term growth prospects are limited and redeploying capital into markets we believe will provide the best investment returns.

During the year ended December 31, 2008, UDR sold 86 communities with a total of 25,684 apartment homes, for gross consideration of $1.7 billion, 53 condominiums from two communities with a total of 640 condominiums for gross consideration of $6.9 million, one parcel of land for gross proceeds of $1.6 million and one commercial property for gross proceeds of $6.5 million. We received $1.5 billion in cash and a note in the principal amount of $200 million. We recognized after-tax gains for financial reporting purposes of $786.4 million on these sales. Proceeds from the sales were used primarily to acquire new communities and reduce debt. During 2008, we decided to discontinue sales of units with the two communities identified for condominium conversion until such time that the market conditions turn favorable and it is economically beneficial to sell those units versus operate the residual 525 apartment homes of those communities. As a result of our decision to revert the remaining units to operations the Company recorded a charge to earnings of $1.7 million, excluding the catch up for depreciation on the units when they were returned to operations.

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

In conjunction with the transaction in which we sold 86 communities for $1.7 billion, we received a note in the amount of $200.0 million. The note was paid in full in 2009.

Financing Activities

For the year ended December 31, 2010, our net cash provided by/(used in) financing activities was $373.1 million compared to ($78.1 million) for the comparable period of 2009.

The following significant financing activity occurred during the year ended December 31, 2010:

•	repaid $187.3 million of secured debt and $50.0 million of maturing medium-term unsecured notes. The $187.3 million of secured debt includes $70.5 million for a maturing construction loan held by one of our consolidated joint ventures, repayment of $52.7 million of credit facilities and $64.1 million of mortgage payments;

•	repurchased unsecured debt with a notional amount of $29.2 million for $29.4 million resulting in a loss on extinguishment of $1 million, which includes the write off of related deferred finance charges. The unsecured debt repurchased by the Company matures in 2011. As a result of this repurchase, the loss is represented as an addition to interest expense on the Consolidated Statement of Operations;

•	net repayments of $157.6 million were applied toward our $600 million revolving credit facility;

•	received proceeds of $70.2 million from secured debt financings. The $70.2 million includes $37.8 million in variable rate mortgages, $21.1 million in fixed rate mortgages, and $11.3 million in credit facilities;

•	closed on a $250 million, five-year unsecured term loan facility of which $100 million was swapped into a fixed rate of 3.76% and $150 million has rate of LIBOR plus 200 basis points;

•	in February 2010, we issued $150 million of 5.25% senior unsecured medium-term notes under our Amended and Restated Distribution Agreement with respect to the issue and sale by us from time to time of our Medium-Term Notes, Series A Due Nine Months or More From Date of Issue. These notes were priced at 99.46% of the principal amount at issuance and had a discount of $519,000 at December 31, 2010;

•	we sold 6,144,367 shares of Common Stock for aggregate gross proceeds of approximately $110.8 million at a weighted average price per share of $18.04 through our “At the Market” equity distribution program, which we initiated in 2009, pursuant to which we may sell up to 15,000,000 shares of common stock from time to time to or through sales agents, by means of ordinary brokers’ transactions on the New York Stock Exchange at prevailing market prices at the time of sale, or as otherwise agreed with the applicable agent. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $2.2 million, were approximately $108.6 million;

•	initiated an underwritten public offering to sell 16,000,000 shares of our common stock at a price of $20.35 per share. We granted the underwriters a 30-day option to purchase up to an additional 2,400,000 shares of common stock to cover overallotments, if any. We sold 18,400,000 shares of common stock in this offering for aggregate gross proceeds of approximately $374.4 million at a price of $20.35 per share. Aggregate net proceeds from the offering, after deducting related expenses were approximately $359.2 million; and

•	repurchased 27,400 shares of our 6.75% Series G Cumulative Redeemable Preferred Stock for $637,000, less than their liquidation value of $685,000.

For the year ended December 31, 2009, our net cash used in financing activities was $78.1 million compared to $472.5 million for the comparable period of 2008. The decrease in financing activities was due to a net issuance of debt in 2009 versus net payments in 2008 and the repurchase of shares of our Common Stock in 2008. These cash outflows were offset by the issuance of common equity through a public offering.

Credit Facilities

As of December 31, 2010 and 2009, we have secured revolving credit facilities with Fannie Mae with an aggregate commitment of $1.4 billion with $1.2 billion outstanding. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at our option. We have $897.3 million of the funded balance fixed at a weighted average interest rate of 5.3% and the remaining balance on these facilities is currently at a weighted average variable rate of 1.7% as of December 31, 2010. We had $950.0 million of the funded balance fixed at a weighted average interest rate of 5.4% and the remaining balance on these facilities was at a weighted average variable rate of 1.7% as of December 31, 2009.

We have a $600 million unsecured revolving credit facility that matures on July 26, 2012. Under certain circumstances, we may increase the $600 million credit facility to $750 million. Based on our current credit rating, the $600 million credit facility carries an interest rate equal to LIBOR plus 47.5 basis points. In addition, the unsecured credit facility contains a provision that allows us to bid up to 50% of the commitment and we can bid out the entire unsecured credit facility once per quarter so long as we maintain an investment grade rating. As of December 31, 2010, we had $31.8 million of borrowings outstanding under the credit facility leaving $568.2 million of unused capacity (excluding $4.8 million of letters of credit at December 31, 2010). As of December 31, 2009, we had $189.3 million of borrowings outstanding under the credit facility.

The Fannie Mae credit facilities and the bank revolving credit facility are subject to customary financial covenants and limitations. As of December 31, 2010, we were in compliance with all financial covenants under these credit facilities.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $1 billion in variable rate debt that is not subject to interest rate swap contracts as of December 31, 2010. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $9.3 million based on the average balance outstanding during the year.

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

The following table outlines our FFO calculation and reconciliation to GAAP for the three years ended December 31, 2010 (dollars in thousands):

	For the Year Ended December 31,
	2010	2009	2008

Net (loss)/income attributable to UDR, Inc.	$(102,899)	$(87,532)	$697,790
Adjustments:
Distributions to preferred stockholders	(9,488)	(10,912)	(12,138)
Real estate depreciation and amortization, including discontinued operations	303,446	278,391	251,984
Net loss attributable to redeemable non-controlling interests in OP	(3,835)	(4,282)	45,875
Net income attributable to non-controlling interests	146	191	202
Real estate depreciation and amortization on unconsolidated joint ventures	5,698	4,759	4,502
Net gains on the sale of depreciable property in discontinued operations, excluding RE3	(4,048)	(2,343)	(787,058)
Discount on preferred stock repurchases, net	25	2,586	3,056

Funds from operations — basic	$189,045	$180,858	$204,213

Distributions to preferred stockholders — Series E (Convertible)	3,726	3,724	3,724

Funds from operations — diluted	$192,771	$184,582	$207,937

Weighted average number of common shares and OP Units outstanding — basic	171,569	155,796	138,971
Weighted average number of common shares and OP Units outstanding — diluted	176,900	159,561	142,904

In the computation of diluted FFO, OP Units, unvested restricted stock, stock options, and the shares of Series E Cumulative Convertible Preferred Stock are dilutive; therefore, they are included in the diluted share count. The effect of the conversion of the Series E Out-Performance Partnership Shares (the Series E Out-Performance Program terminated on December 31, 2009) are anti-dilutive for the years ended December 31, 2009 and 2008 and are excluded from the diluted share count.

RE3 is our subsidiary that focuses on development, land entitlement and short-term hold investments. RE3 tax benefits and gain on sales, net of taxes, is defined as net sales proceeds less a tax provision and the gross investment basis of the asset before accumulated depreciation. We consider FFO with RE3 tax benefits and gain on sales, net of taxes, to be a meaningful supplemental measure of performance because the short-term use of funds produces a profit that differs from the traditional long-term investment in real estate for REITs.

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the three years ended December 31, 2010 (shares in thousands):

	For the Year Ended December 31,
	2010	2009	2008

Weighted average number of Common Shares and OP Units
outstanding basic	171,569	155,796	138,971
Weighted average number of OP Units outstanding	(5,712)	(6,706)	(8,752)

Weighted average number of Common Shares outstanding - basic per the Consolidated Statement of Operations	165,857	149,090	130,219

Weighted average number of Common Shares, OP Units, and common stock equivalents outstanding — diluted	176,900	159,561	142,904
Weighted average number of OP Units outstanding	(5,712)	(6,706)	(8,752)
Weighted average incremental shares from assumed conversion of stock options	(1,637)	(567)	(412)
Weighted average incremental shares from unvested restricted stock	(658)	(162)	(717)
Weighted average number of Series E preferred shares outstanding	(3,036)	(3,036)	(2,804)

Weighted average number of Common Shares outstanding — diluted per the Consolidated Statements of Operations	165,857	149,090	130,219

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

	For the Year Ended December 31,
	2010	2009	2008

Net cash provided by operating activities	$214,180	$229,383	$179,754
Net cash (used in)/provided by investing activities	(583,754)	(158,045)	302,304
Net cash provided by/(used in) financing activities	373,075	(78,093)	(472,537)

Results of Operations

The following discussion includes the results of both continuing and discontinued operations for the periods presented.

Net (Loss)/ Income Attributable to Common Stockholders

2010 -vs-2009

Net loss attributable to common stockholders was $112.4 million ($0.68 per diluted share) for the year ended December 31, 2010 as compared to net loss attributable to common stockholders of $95.9 million ($0.64 per diluted share) for the comparable period in the prior year. The increase in net loss attributable to common stockholders for the year ended December 31, 2010 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	an increase in depreciation expense primarily due to the Company’s acquisition of five apartment communities in the third quarter of 2010, consolidation of certain joint venture assets in the fourth quarter of 2009, and the completion of redevelopment and development communities in 2009 and 2010;

•	an increase in interest expense primarily due to debt extinguishment gain from the repurchase of unsecured debt securities in 2009; and

•	an increase in severance costs and restructuring charges in the fourth quarter of 2010 due to the consolidation of corporate operations and the centralization of job functions from its Richmond, Virginia office to its Highlands Ranch, Colorado headquarters, in addition to severance costs related to the retirement of an executive officer of the Company.

The increase to our net loss attributable to common stockholders was partially offset by:

•	an increase in our net operating income (“NOI”); and

•	a decrease in our loss from unconsolidated entities primarily due to the recognition of a $16 million non-cash charge representing an other-than-temporary decline in the fair value of equity investments in two of our unconsolidated joint ventures during the year ended December 31, 2009.

2009 -vs-2008

Net loss attributable to common stockholders was ($95.9 million) ($0.64 per diluted share) for the year ended December 31, 2009 as compared to net income attributable to common stockholders of $688.7 million ($5.29 per diluted share) for the comparable period in the prior year. The decrease in net income available to common stockholders for the year ended December 31, 2009 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	a reduction in disposition gains in 2009 as compared to 2008. The Company recognized net gains of $3.2 million and $807.1 million for the years ended December 31, 2009 and 2008, respectively;

•	an increase in our loss from unconsolidated entities, primarily due to the recognition of a $16 million non-cash charge representing an other-than-temporary decline in the fair value of equity investments in two of our unconsolidated joint ventures during the year ended December 31, 2009;

•	the recognition of an income tax benefit from the Company’s Taxable REIT Subsidiaries, or “TRS” during 2008;

•	an increase in depreciation expense primarily due to the Company’s acquisition of operating properties and the completion of redevelopment and development communities in 2008 and 2009;

•	a decrease in other income primarily due to a reduction in fees earned for both recurring and non-recurring items related to the Company’s joint ventures and a decrease in interest income;

•	change in net income/(loss) attributable to redeemable non-controlling interest of $50.2 million.

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

Apartment Community Operations

Our net income is primarily generated from the operation of our apartment communities. The following table summarizes the operating performance of our total apartment portfolio which excludes commercial operating income and expense for each of the periods presented (dollars in thousands):

	Year Ended December 31,			Year Ended December 31,
	2010	2009	% Change	2009	2008	% Change

Property rental income	$624,981	$594,359	5.2%	$594,359	$599,343	−0.8%
Property operating expense(a)	(220,279)	(202,773)	8.6%	(202,773)	(207,563)	−2.3%

Property net operating income	$404,702	$391,586	3.3%	$391,586	$391,780	0.0%

(a)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of property NOI to net (loss)/income attributable to UDR, Inc. as reflected, for both continuing and discontinued operations, for the periods presented (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008

Property net operating income	$404,702	$391,586	$391,780
Other net operating income	6,362	6,874	5,206
Non-property income	14,347	12,362	27,190
Real estate depreciation and amortization	(303,446)	(278,391)	(251,984)
Interest, net	(150,796)	(142,152)	(145,630)
General and administrative and property management	(60,142)	(55,925)	(55,359)
Severance costs and other restructuring charges	(6,803)	—	(653)
Other depreciation and amortization	(4,843)	(5,161)	(4,866)
Loss from unconsolidated entities	(4,204)	(18,665)	(3,612)
Other operating expenses	(5,848)	(6,487)	(4,569)
Redeemable non-controlling interests in OP	3,835	4,282	(45,875)
Non-controlling interests	(146)	(191)	(202)
Gain on consolidation of joint ventures	—	1,912	—
Net gain on the sale of depreciable property	4,083	2,424	786,364

Net (loss)/income attributable to UDR, Inc.	$(102,899)	$(87,532)	$697,790

Same Communities

2010-vs.-2009

Our same store communities (those acquired, developed, and stabilized prior to January 1, 2009 and held on December 31, 2010) consisted of 40,699 apartment homes and provided $358.0 million or 88% of our total property NOI for the year ended December 31, 2010.

NOI for our same community properties decreased 1.7% or $6.2 million for the year ended December 31, 2010 compared to the same period in 2009. The decrease in property NOI was primarily attributable to a 0.9% or $5.0 million decrease in property rental income and a 0.6% or $1.1 million increase in operating expenses. The decrease in revenues was primarily driven by a 2.4% or $12.8 million decrease in rental rates which was offset by a 57.7% or $2.7 million decrease in concessions, an 8.3% or $1.8 million decrease in vacancy loss and a 12.4% or $2.8 million increase in reimbursement income. Physical occupancy increased 0.4% to 95.7% and total income per occupied home decreased $16 to $1,155.

The increase in property operating expenses was primarily driven by a 3.3% or $935,000 increase in utilities expense, a 3.8% or $1.1 million increase in repairs and maintenance, and a 2.6% or $1.2 million increase in personnel costs, which was partially offset by a 3.2% or $1.8 million decrease in real estate taxes.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) decreased to 66.3% as compared to 66.8% in the comparable period in the prior year.

2009-vs.-2008

Our same store communities (those acquired, developed, and stabilized prior to January 1, 2008 and held on December 31, 2009) consisted of 33,166 apartment homes and provided $296.4 million or 76% of our total NOI for the year ended December 31, 2009.

NOI for our same community properties decreased 2.2% or $6.6 million for the year ended December 31, 2009 compared to the same period in 2008. The decrease in property NOI was primarily attributable to a 2.0% or $8.8 million decrease in property rental income, which was partially offset by a 1.6% or $2.3 million decrease in operating expenses. The decrease in revenues was primarily driven by a 2.9% or $12.9 million decrease in rental rates which was offset by an 18.9% or $4.0 million decrease in vacancy loss and an 8.6% or $1.4 million increase in reimbursement income. Physical occupancy increased 0.6% to 95.4% and total income per occupied home decreased $30 to $1,149.

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

Non-Mature Communities

2010-vs.-2009

The remaining $46.7 million and $27.5 million of our NOI during the year ended December 31, 2010 and 2009, respectively, was generated from communities that we classify as “non-mature communities.” UDR’s non-mature communities consist of communities that do not meet the criteria to be included in same communities, which include communities developed or acquired, redevelopment properties, sold properties, properties classified as real estate held for disposition, joint venture properties, properties managed by third-parties, and the non-apartment components of mixed use properties, and condominium properties. For the year ended December 31, 2010, we recognized NOI for our developments of $15.7 million, acquired communities of $12.7 million, redeveloped properties of $12.3 million, and sold properties of $980,000. For the year ended December 31, 2009, we recognized NOI for our developments of $6.3 million, acquired communities of $2.8 million, redeveloped properties of $11.5 million, and sold properties of $1.4 million.

2009-vs.-2008

The remaining $95.2 million and $88.8 million of our NOI during the year ended December 31, 2009 and 2008, respectively, was generated from communities that we classify as “non-mature communities.” UDR’s non-mature communities consist of communities that do not meet the criteria to be included in same communities, which include communities developed or acquired, redevelopment properties, sold properties, properties classified as real estate held for disposition, joint venture properties, properties managed by third-parties, and the non-apartment components of mixed use properties, and condominium properties. For the year ended December 31, 2009, we recognized NOI for our developments of $10.5 million, acquired communities of $54.3 million, and redeveloped properties of $24.8 million. For the year ended December 31, 2008, we recognized NOI for our developments of $2.4 million, acquired communities of $38.2 million, redeveloped properties of $22.1 million and sold properties of $23.5 million.

Other Income

For the year ended December 31, 2010, significant amounts reflected in other income include: a gain of $4.7 million from the sale of marketable securities, a reversal of certain tax accruals of $2.1 million, and $3.2 million of fees earned for both recurring and non-recurring items related to the Company’s joint ventures. For the years ended December 31, 2010 and 2009, other income also included interest income and discount amortization from an interest in a convertible debt security of $2.9 million and $3.6 million, respectively. For the year ended December 31, 2009, other income also included $5.1 million of interest income from a note for $200 million that the Company received related to the disposition of 86 properties during 2008. In May 2009, the $200 million note was paid in full.

Tax Benefit/Expense of TRS

UDR elected for certain consolidated subsidiaries to be treated as TRS. Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. For the year ended December 31, 2010, we recognized a net benefit of $2.5 million from the write-off of income taxes payable (net of income taxes paid). For the year ended December 31, 2009, we recognized tax expense of $311,000 to the extent of cash taxes paid. For the year ended December 31, 2008, we recognized a benefit of $9.7 million in continuing operations due to the results of operations and temporary differences associated with the TRS. Tax benefits and expenses recognized during the years are included in “General and administrative” in the Consolidated Statements of Operations included in this Report.

Other Operating Expenses

Other operating expenses decreased 9.9% or $639,000 for the year ended December 31, 2010 from the comparable period in 2009. The decrease was due to a number of factors, none of which are significant. For the year ended December 31, 2009, other operating expenses increased 42.2% or $1.9 million compared to the comparable period in 2008. The increase is primarily due to additional costs incurred by the Company related to long-term ground leases associated with properties acquired in December 2007 and July 2008. A schedule of future obligations related to ground leases is set forth under “Contractual Obligations” below.

Real Estate Depreciation and Amortization

For the year ended December 31, 2010, real estate depreciation and amortization on both continuing and discontinued operations increased 9.0% or $25.1 million as compared to the comparable period in 2009. The increase in depreciation and amortization for the year ended December 31, 2010 is primarily the result of the Company’s acquisition of five communities with 1,374 apartment homes during 2010, development completions during 2010 and 2009, and additional capital expenditures. As part of the Company’s acquisition activity a portion of the purchase price is allocated to intangible assets and are typically amortized over a period of less than one year.

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

Interest Expense

For the year ended December 31, 2010, interest expense on both continuing and discontinued operations increased 6.1% or $8.6 million as compared to 2009. This increase is primarily due to the Company’s debt repurchase activity during 2010 and 2009. During the year ended December 31, 2010, we recognized a loss of $1.0 million as a result of repurchasing some of our 3.625% convertible Senior Notes in the open market as compared to our recognition of $9.8 million in gains resulting from the repurchase of unsecured debt securities with a notional amount of $238.9 million in the open market in 2009. The decrease in our gain from debt repurchase activity was partially offset by a decrease of $3.8 million of expenses related to the tender of $37.5 million of unsecured debt in 2009.

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

General and Administrative

For the year ended December 31, 2010, general and administrative expenses increased 8.6% or $3.4 million as compared to 2009. The increase is primarily due to an increase in acquisition costs of $2.9 million related to the Company’s acquisitions of five operating communities and one parcel of land in 2010; an increase of $4.8 million in compensation expense, including deferred compensation and bonuses; which was partially offset by a decrease in taxes of $1.6 million and an increase in tax benefit, which is discussed in “Tax Benefit/Expense of TRS” above.

For the year ended December 31, 2009, general and administrative expenses increased 4.7% or $1.8 million as compared to 2008. The increase was due to a decrease in tax benefit, which is discussed in “Tax Benefit/Expense of TRS” above and is offset by a number of factors, including the Company writing off acquisition-related costs, the Company no longer pursuing a condominium strategy (which resulted in writing off $1.7 million in deferred sales charges), the renegotiation and/or cancellation of certain operating leases and/or vendor contracts of $0.8 million, the Company cancelling a contract to acquire a pre-sale property (which resulted in a charge of $1.7 million), and the acquisitions of certain contractual rights related to a joint venture (which resulted in the Company incurring a charge of $305,000 for the profit component of the contracts which were in recognized in 2008).

Severance Costs and Other Restructuring Charges

For the year ended December 31, 2010, the Company recognized $6.8 million of severance and restructuring charges as the Company consolidated its corporate operations and centralized job functions to its Highlands Ranch, Colorado headquarters from its Richmond, Virginia office. Also included in these charges were severance costs related to the retirement of an executive officer.

For the year ended December 31, 2008, the Company recognized $653,000 of severance and restructuring charges as the Company consolidated its operations in Highlands Ranch, Colorado. In addition, we announced reductions to certain positions related to both operations and corporate staff.

Gains on the Sale of Land and Depreciable Property

For the years ended December 31, 2010, 2009 and 2008, we recognized after-tax gains for financial reporting purposes of $4.1 million, $2.4 million, and $786.2 million, respectively. Changes in the level of gains recognized from period to period reflect the changing level of our divestiture activity from period to period as well as the extent of gains related to specific properties sold.

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

In connection with the purchase of Hanover’s interests in the UDR/MetLife Partnership, UDR agreed to indemnify Hanover from liabilities from Hanover’s guaranty of $333 million in loans which are secured by a security interest in the operating community subject to the loan at December 31, 2010. The loans are to the sub-tier partnerships which own the 26 operating communities. The Company anticipates that the balance of these loans will be refinanced by the Partnership over the next twelve months.

We do not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2010 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	2011	2012-2013	2014-2015	Thereafter	Total

Long-term debt obligations	$347,283	$847,182	$762,570	$1,610,469	$3,567,504
Interest on debt obligations	147,655	240,750	156,901	275,503	820,809
Letters of credit	4,727	23	—	—	4,750
Unfunded commitments on development projects(a)	240,963	—	—	—	240,963
Operating lease obligations:
Operating space	671	864	939	50	2,524
Ground leases(b)	4,557	9,114	9,114	294,866	317,651

	$745,856	$1,097,933	$929,524	$2,180,888	$4,954,201

(a)	Any unfunded costs at December 31, 2010 are shown in the year of estimated completion. The Company has project debt on many of our development projects.

(b)	For purposes of our ground lease contracts, the Company uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a reset provision based on the communities appraised value or consumer price index but does not included a specified minimum lease payment, the Company uses the current rent over the remainder of the lease term.

During 2010, we incurred gross interest costs of $158.6 million, of which $12.5 million was capitalized.

UNITED DOMINION REALTY, L.P.:

Business Overview

United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P.”), is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act (as amended from time to time, or any successor to such statute, the “Act”). The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At December 31, 2010, the Operating Partnership’s real estate portfolio included 81 communities located in 8 states plus the District of Columbia, with a total of 23,351 apartment homes.

As of December 31, 2010, UDR owned 110,883 units of our general limited partnership interests and 174,736,557 units of our limited partnership interests (the “OP Units”), or approximately 97.2% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Report to the Operating Partnership refer to the Operating Partnership together with its consolidated subsidiaries, and all references in this “Item 7. Management’s Discussion and Analysis — United Dominion Realty, L.P.” to “we,” “us” or “our” refer to the Operating Partnership together with its consolidated subsidiaries. We refer to our General Partner together with its consolidated subsidiaries (including us) and the General Partner’s consolidated joint ventures as “UDR” or the “General Partner.”

UDR operates as a self administered real estate investment trust, or REIT, for federal income tax purposes. UDR focuses on owning, acquiring, renovating, developing, redeveloping, and managing apartment communities in select markets throughout the United States. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in September 2003. At December 31, 2010, the General Partner’s consolidated real estate portfolio included 172 communities located in 23 markets with a total of 48,553 apartment homes. In addition, the General Partner has an ownership interest in 37 communities with 9,891 completed apartment homes through unconsolidated joint ventures.

The following table summarizes our market information by major geographic markets as of December 31, 2010.

	As of December 31, 2010				Year Ended December 31, 2010
			Percentage	Total
	Number of	Number of	of Total	Carrying	Average	Total Income	Net Operating
	Apartment	Apartment	Carrying	Value	Physical	per Occupied	Income(a)
	Communities	Homes	Value	(In thousands)	Occupancy	Home	(In thousands)

SAME COMMUNITIES
WESTERN REGION
Orange Co, CA	12	4,124	20.6%	$765,098	95.4%	$1,478	$48,793
San Francisco, CA	8	1,703	10.6%	392,398	96.9%	1,907	26,620
Monterey Peninsula, CA	7	1,565	4.1%	152,645	94.1%	1,066	12,820
Los Angeles, CA	6	1,222	7.2%	265,084	96.0%	1,544	14,360
San Diego, CA	3	689	2.7%	99,585	95.1%	1,258	6,472
Seattle, WA	5	932	5.6%	206,953	96.6%	1,191	8,584
Inland Empire, CA	2	834	3.2%	119,199	95.0%	1,243	7,876
Sacramento, CA	2	914	1.8%	68,061	93.5%	867	5,857
Portland, OR	3	716	1.9%	69,543	95.9%	946	5,211
MID-ATLANTIC REGION
Metropolitan DC	7	2,347	14.4%	535,141	96.4%	1,642	30,221
Baltimore, MD	5	994	3.9%	145,968	96.4%	1,314	10,673
SOUTHEASTERN REGION
Tampa, FL	3	1,154	2.9%	109,081	95.6%	1,000	8,338
Nashville, TN	6	1,612	3.4%	127,177	96.5%	824	9,717
Jacksonville, FL	1	400	1.2%	42,292	94.9%	852	2,379
Other Florida	1	636	2.1%	76,310	95.1%	1,148	5,224
SOUTHWESTERN REGION
Dallas, TX	2	1,348	4.9%	182,840	95.6%	1,131	10,554
Phoenix, AZ	3	914	2.0%	71,646	95.3%	855	5,621

Total/Average Same Communities	76	22,104	92.5%	3,429,021	95.6%	$1,287	$219,320

Non Matures, Commercial Properties & Other	5	1,247	7.5%	277,163

Total Real Estate Held for Investment	81	23,351	100.0%	3,706,184

Total Accumulated Depreciation				(884,083)

Total Real Estate Owned, Net of Accumulated Depreciation				$2,822,101

(a)	Total Income per Occupied Home represents total revenues divided by the product of occupancy and the number of mature apartment homes.

We report in two segments: Same Communities and Non-Mature/Other Communities. Our Same Communities segment includes those communities acquired, developed, and stabilized prior to January 1, 2009, and held as of December 31, 2010. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months. Our Non-Mature/Other Communities segment includes those communities that were acquired or developed in 2008, 2009 or 2010, sold properties, redevelopment properties, properties classified as real estate held for disposition, condominium conversion properties, joint venture properties, properties managed by third parties, and the non-apartment components of mixed use properties.

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

During 2011, we have approximately $42.2 million of secured debt maturing and we anticipate that we will repay that debt with operating cash flows, proceeds from borrowings allocated to us under our General Partner’s credit agreements, or by exercising extension rights on such secured debt, as applicable. The repayment of debt will be recorded as an offset to the “Receivable due from General Partner”.

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

During year ended December 31, 2010, $59.5 million was spent on capital expenditures for all of our communities as compared to $70.4 million for the twelve months ended December 31, 2009. These capital improvements included turnover-related capital expenditures, revenue enhancing capital expenditures, asset preservation expenditures, kitchen and bath upgrades, other extensive interior/exterior upgrades and major renovations.

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

Real Estate Investment Properties

We purchase real estate investment properties from time to time and allocate the purchase price to various components, such as land, buildings, and intangibles related to in-place leases in accordance with FASB ASC 805, Business Combinations (formerly SFAS 141R, “Business Combinations”). The purchase price is allocated based on the fair value of each component. The fair value of buildings is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates. As such, the determination of fair value considers the present value of all cash flows expected to be generated from the property including an initial lease-up period. We determine the fair value of in-place leases by assessing the net effective rent and remaining term of the lease relative to market terms for similar leases at acquisition. In addition, we consider the cost of acquiring similar leases, the foregone rents associated with the lease-up period, and the carrying costs associated with the lease-up period. The fair value of in-place leases is recorded and amortized as amortization expense over the remaining contractual lease period.

Statements of Cash Flows

The following discussion explains the changes in net cash provided by operating activities, net cash (used in)/provided by investing activities and net cash used in financing activities that are presented in our Consolidated Statements of Cash Flows.

Operating Activities

For the year ended December 31, 2010, net cash flow provided by operating activities was $146.6 million compared to $157.3 million for the comparable period in 2009. The decrease in net cash flow from operating activities is primarily due an increase in consolidated net loss, primarily due to a decrease in property net operating income and an increase in allocated general and administrative costs.

For the year ended December 31, 2009, our net cash flow provided by operating activities was $157.3 million compared to $168.7 million for 2008. The decrease in net cash flow from operating activities is primarily due to a decrease in property net operating income from our apartment community portfolio, a decrease in interest income related to a $200 million note receivable that was paid off during 2009 and higher interest expense, partially offset by a decrease in other operating liabilities.

Investing Activities

For the year ended December 31, 2010, net cash used in investing activities was $59.5 million compared to net cash provided by investing activities of $129.6 million for the comparable period in 2009. This change was primarily due to the full payment received on a $200 million note receivable in 2009. The activity during 2010 consisted entirely of capital expenditures.

For the year ended December 31, 2009, net cash provided by investing activities was $129.6 million compared to $82.0 million for 2008. The increase in cash is primarily driven by the proceeds from a $200 million note receivable in 2009 and a reduction in acquisition activity and capital expenditures in 2009 as compared to 2008. This is partially offset by the proceeds from dispositions of $880 million in 2008.

Acquisitions

For the years ended December 31, 2010 and 2009, we had no property acquisitions. For the year ended December 31, 2008, we acquired nine apartment communities with 3,348 apartment homes for aggregate consideration of $713.6 million. The Operating Partnership’s long-term strategic plan is to achieve greater operating efficiencies by investing in fewer, more concentrated markets. As a result, we have been seeking to expand our interests in communities located in California, Metropolitan Washington D.C. and the Washington state markets over the past years. Prospectively, we plan to continue to channel new investments into those markets we believe will continue to provide the best investment returns. Markets will be targeted based upon defined criteria including favorable job formation, low single-family home affordability and favorable demand/supply ratio for multifamily housing.

Dispositions

During the years ended December 31, 2010 and 2009, we did not dispose of any communities. During the year ended December 31, 2008, we sold 55 communities with a total of 16,960 apartment homes, for net proceeds of $880 million. We recognized gains for financial reporting purposes of $475.2 million on these sales. Proceeds from the sales were used primarily to acquire new communities, reduce debt, and repay our General Partner.

In conjunction with this transaction, a subsidiary of the Operating Partnership received a note in the amount of $200 million. The note was paid in full in 2009.

Financing Activities

For the year ended December 31, 2010, our net cash used in financing activities was $86.7 million compared to $290.1 million for 2009. The decrease in cash used in financing activities was primarily due to a net decrease in payments to the General Partner, partially offset by a decrease in the proceeds from secured debt.

For the year ended December 31, 2009, our net cash used in financing activities was $290.1 million compared to $247.2 million for the comparable period of 2008. The increase in cash used in financing activities was primarily due to a net increase in payments to the General Partner, which was partially offset by the net activity on secured debt.

Credit Facilities

As of December 31, 2010 and 2009, the General Partner had secured credit facilities with Fannie Mae with an aggregate commitment of $1.4 billion with $1.2 billion outstanding. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at the General Partner’s option. At December 31, 2010, $897.3 million of the funded balance was fixed at a weighted average interest rate of 5.3% and the remaining balance on these facilities was at a weighted average variable rate of 1.7%. At December 31, 2010, $736.9 million of these credit facilities are allocated to the Operating Partnership based on the ownership of the assets securing the debt.

At December 31, 2009, there was $950 million of the funded balance fixed at a weighted average interest rate of 5.4% and the remaining balance on these facilities was at a weighted average variable rate of 1.7%. $750.4 million of these credit facilities were allocated to the Operating Partnership at December 31, 2009 based on the ownership of the assets securing the debt.

The Operating Partnership is a guarantor on the General Partner’s unsecured credit facility, with an aggregate borrowing capacity of $600 million, on a $100 million term loan, and on the $250 million term loan facility. At December 31, 2010 and December 31, 2009, the outstanding balance under the unsecured credit facility was $31.8 million and $189.3 million, respectively.

The credit facilities are subject to customary financial covenants and limitations.

Other Guarantees

At December 31, 2010, the Operating Partnership guaranteed certain outstanding securities of UDR, such that the Operating Partnership, as primary obligor and not merely as surety, irrevocably and unconditionally guarantees to each holder of the applicable securities and to the trustee and their successors and assigns under the respective indenture (a) the full and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of UDR under the respective indenture whether for principal of or interest on the securities (and premium, if any), and all other monetary obligations of UDR under the respective indenture and the terms of the applicable securities and (b) the full and punctual performance within the applicable grace periods of all other obligations of UDR under the respective indenture and the terms of the applicable securities.

Interest Rate Risk

We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $303.5 million in variable rate debt that is not subject to interest rate swap contracts as of December 31, 2010. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $3 million based on the balance at December 31, 2010.

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

A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	For the Year Ended December 31,
	2010	2009	2008

Net cash provided by operating activities	$146,604	$157,333	$168,660
Net cash (used in)/provided by investing activities	(59,458)	129,628	81,993
Net cash used in financing activities	(86,668)	(290,109)	(247,150)

Results of Operations

The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for each of the three years in the period ended December 31, 2010, and includes the results of both continuing and discontinued operations for the periods presented.

Net (Loss)/Income Attributable to OP Unitholders

2010-vs.-2009

Net loss attributable to OP unit holders was $20.7 million ($0.12 per OP unit) for the year ended December 31, 2010 as compared to $4.2 million ($0.02 per OP unit) for the comparable period in the prior year. The increase in net loss attributable to OP unit holders for the year ended December 31, 2010 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	a decrease in net operating income (“NOI”);

•	an increase in general and administrative expenses allocated to us by our General Partner; and

•	a decrease in other income.

2009-vs.-2008

Net loss attributable to OP unit holders was $4.2 million ($0.02 per OP unit) for the year ended December 31, 2009 as compared to net income attributable to OP unit holders of $497.7 million ($3.00 per OP unit) for the comparable period in the prior year. The decrease in net income attributable to OP unit holders for the year ended December 31, 2009 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:

•	a reduction in disposition gains in 2009 as compared to 2008. We recognized net gains of $1.5 million and $475.2 million for the years ended December 31, 2009 and 2008, respectively;

•	a decrease in net operating income due to the disposition of properties in 2008;

•	an increase in interest expense incurred on new debt;

•	an increase in depreciation expense primarily due to the acquisition of operating properties in 2008; and

•	a decrease in other income primarily due to a decrease in interest income.

Apartment Community Operations

Our net income is primarily generated from the operation of our apartment communities.

The following table summarizes the operating performance of our total portfolio for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	Year Ended December 31,			Year Ended December 31,
	2010	2009	% Change	2009	2008	% Change

Property rental income	$350,394	$353,056	−0.8%	$353,056	$362,012	−2.5%
Property operating expense(a)	(116,278)	(112,488)	3.4%	(112,488)	(115,972)	—3.0%

Property net operating income (“NOI”)	$234,116	$240,568	−2.7%	$240,568	$246,040	−2.2%

(a)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of property NOI to net income attributable to OP unit holders as reflected, for both continuing and discontinued operations, for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008

Property net operating income	$234,116	$240,568	$246,040
Other income	1,695	5,695	13,106
Real estate depreciation and amortization	(166,480)	(166,773)	(154,584)
Interest expense	(52,222)	(53,547)	(47,139)
General and administrative and property management	(32,927)	(26,595)	(29,037)
Other depreciation and amortization	—	—	(327)
Other operating expenses	(5,028)	(4,868)	(4,400)
Net gain on sale of real estate	152	1,475	475,249
Non-controlling interests	(41)	(131)	(1,188)

Net (loss)/income attributable to OP unitholders	$(20,735)	$(4,176)	$497,720

Same Store Communities

2010-vs.-2009

Our same store communities (those acquired, developed, and stabilized prior to January 1, 2009 and held on December 31, 2010) consisted of 22,104 apartment homes and provided 93.7% of our total NOI for the year ended December 31, 2010.

NOI for our same store community properties decreased 2.7% or $6.0 million for the year ended December 31, 2010 compared to the same period in 2009. The decrease in property NOI was primarily attributable to a 1.4% or $4.6 million decrease in property rental income and by a 1.4% or $1.5 million increase in operating expenses. The decrease in revenues was primarily driven by a 2.9% or $9.4 million decrease in rental rates which was partially offset by a 4.9% or $1.2 million increase in reimbursement income. Physical occupancy increased 0.4% to 95.6% and total income per occupied home decreased $24 to $1,287 for the year ended December 31, 2010 as compared to the prior year.

The increase in property operating expenses was primarily driven by a 3.6% or $582,000 increase in utilities, a $764,000 or 4.8% increase in repairs and maintenance, and a 3.1% or $767,000 increase in personnel costs which was partially offset by a 1.6% or $571,000 decrease in real estate taxes and a 3.7% or $252,000 decrease in administrative and marketing costs.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) was 67.2% for the year ended December 31, 2010 as compared to 68.1% for the comparable period in 2009.

2009-vs.-2008

Our same store communities (those acquired, developed, and stabilized prior to January 1, 2008 and held on December 31, 2009) consisted of 17,332 apartment homes and provided 72% of our total NOI for the year ended December 31, 2009.

NOI for our same store community properties decreased 2.5% or $4.4 million for the year ended December 31, 2009 compared to the same period in 2008. The decrease in property NOI was primarily attributable to a 2.4% or $6.2 million decrease in property rental income, which was partially offset by a 2.3% or $1.8 million decrease in operating expenses. The decrease in revenues was primarily driven by a 3.1% or $7.7 million decrease in rental rates and a 52.1% or $573,000 increase in bad debt which was offset by an 13.7% or $1.6 million decrease in vacancy loss and a 7.3% or $739,000 increase in reimbursement income. Physical occupancy increased 0.3% to 95.3% and total income per occupied home decreased $23 to $1,266.

The decrease in property operating expenses was primarily driven by a 6.0% or $223,000 decrease in insurance, a 2.1% or $249,000 decrease in utilities, a 5.5% or $706,000 decrease in repairs and maintenance, a 38.3% or $298,000 decrease in incentive bonuses, and a 6.6% or $365,000 decrease in administrative and marketing costs.

As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) was 69.3% during the years ended December 31, 2009 and 2008.

Non-Mature/Other Communities

2010-vs.-2009

The remaining $14.8 million and $15.2 million of our NOI during the year ended December 31, 2010 and 2009, respectively, was generated from communities that we classify as “non-mature communities.” Our non-mature communities consist of communities that do not meet the criteria to be included in same store communities, which includes communities developed or acquired, redevelopment properties, sold properties, properties managed by third-parties, the non-apartment components of mixed use properties, and properties classified as real estate held for disposition. For the year ended December 31, 2010, we recognized NOI for redevelopments of $10.2 million. The remainder was primarily due to the non-apartment components of mixed use properties. For the year ended December 31, 2008, we recognized NOI for redeveloped properties of $9.5 million. The remaining NOI was primarily due to the non-apartment components of mixed use properties.

2009-vs.-2008

The remaining $66.8 million and $67.8 million of our NOI during the year ended December 31, 2009 and 2008, respectively, was generated from communities that we classify as “non-mature communities.” Our non-mature communities consist of communities that do not meet the criteria to be included in same store communities, which includes communities developed or acquired, redevelopment properties, sold properties and properties classified as real estate held for disposition. For the year ended December 31, 2009, we recognized NOI for our acquired communities of $49.3 million and redevelopments of $11.8 million. For the year ended December 31, 2008, we recognized NOI for our acquired communities of $35.5 million, sold communities of $15.2 million, and redeveloped properties of $11.8 million.

Other Income

For the year ended December 31, 2010, other income primarily includes a reversal of certain real estate tax accruals partially offset by losses due to the change in the fair value of derivatives.

For the years ended December 31, 2009 and 2008, other income primarily includes interest income on a note for $200 million that a subsidiary of the Operating Partnership received related to the disposition of 55 properties during 2008. In May 2009, the $200 million note was paid in full.

Real Estate Depreciation and Amortization

For the years ended December 31, 2010 and 2009, real estate depreciation and amortization did not change significantly as the Operating Partnership did not have any acquisitions or dispositions during these respective periods.

For the year ended December 31, 2009, real estate depreciation and amortization increased 7.9% or $12.2 million as compared to the comparable period in 2008. The increase in depreciation and amortization for the year ended December 31, 2009 is primarily the result of the acquisition of nine communities with 3,348 apartment homes during 2008, and additional capital expenditures. As part of the Operating Partnership’s acquisition activity a portion of the purchase price is allocated to intangible assets and are typically amortized over a period of less than one year.

Interest Expense

For the year ended December 31, 2010, interest expense decreased 2.5% or $1.3 million, as compared to the same period in 2009. This decrease is primarily due a decrease in the interest rate charged on the note payable due to the General Partner partially offset by slightly higher average borrowings on secured credit facilities.

For the year ended December 31, 2009, interest expense on both continuing and discontinued operations increased 14.7% or $6.9 million as compared to 2008. This increase is primarily due to additional borrowings on FNMA credit facilities offset by debt repayments and maturities.

General and Administrative

The Operating Partnership is charged directly for general and administrative expenses it incurs. The Operating Partnership is also charged for other general and administrative expenses that have been allocated by UDR to each of its subsidiaries, including the Operating Partnership, based on each subsidiary’s pro-rata portion of UDR’s total apartment homes.

For the year ended December 31, 2010, general and administrative expenses increased 37.9% or $6.4 million, as compared to the comparable period in 2009. The increase was due to a number of factors including acquisition-related costs and severance and other restructuring charges recognized in 2010. The increases were consistent with the changes in UDR’s general and administrative expenses and severance and other restructuring expenses for the year ended December 31, 2010.

For the year ended December 31, 2009, general and administrative expenses decreased 11.5% or $2.2 million as compared to 2008. The decrease was primarily due to a number of factors including the write off of acquisition-related costs and severance and restructuring costs recognized in 2008.

Income from Discontinued Operations

For the years ended December 31, 2010, 2009 and 2008, we recognized gains for financial reporting purposes of $152,000, $1.5 million and $475.2 million, respectively. Changes in the level of gains recognized from period to period reflect the residual activities from specific properties sold.

Inflation

We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

The Operating Partnership is a guarantor on the General Partner’s unsecured credit facility, with an aggregate borrowing capacity of $600 million, a $100 million term loan, and a $250 million term loan. At December 31, 2010 and 2009, the outstanding balance under the unsecured credit facility was $31.8 million and $189.3 million, respectively.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2010 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	2011	2012-2013	2014-2015	Thereafter	Total

Long-term debt obligations	$42,183	$373,746	$1,270	$652,862	$1,070,061
Interest on debt obligations	46,854	74,252	59,180	89,334	269,620
Operating lease obligations- Ground leases(a)	4,456	8,913	8,913	294,377	316,659

	$93,493	$456,911	$69,363	$1,036,573	$1,656,340

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is included in and incorporated by reference from Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related financial information required to be filed are attached to this Report. Reference is made to page 73 of this Report for the Index to Consolidated Financial Statements and Schedule of UDR, Inc. and United Dominion Realty, L.P.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The disclosure controls and procedures of the Company and the Operating Partnership are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. As a result, our disclosure controls and procedures are designed to provide reasonable assurance that such disclosure controls and procedures will meet their objectives.

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective at the reasonable assurance level described above.

Management’s Report on Internal Control over Financial Reporting

The management of UDR, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the management, the Chief Executive Officer and Chief Financial Officer of UDR, Inc. conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO). Based on such evaluation, management concluded that UDR, Inc.’s internal control over financial reporting was effective as of December 31, 2010.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Report, has audited UDR, Inc.’s internal control over financial reporting as of December 31, 2010. The report of Ernst & Young LLP, which expresses an unqualified opinion on UDR, Inc.’s internal control over financial reporting as of December 31, 2010, is included under the heading “Report of Independent Registered Public Accounting Firm” of UDR, Inc. contained in this Report.

This Report does not include a report of management’s assessment regarding internal control over financial reporting of United Dominion Realty, L.P. or an attestation report of the registered public accounting firm of United Dominion Realty, L.P. due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies. Further, an attestation report of the registered public accounting firm of United Dominion Realty, L.P. will not be required as long as United Dominion Realty, L.P. is a non-accelerated filer.

Changes in Internal Control Over Financial Reporting

There have not been any changes in either the Company’s or the Operating Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter to which this report relates that materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of either the Company or the Operating Partnership.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information set forth under the headings “Election of Directors,” “Corporate Governance Matters,” “Audit Committee Report,” “Corporate Governance Matters-Audit Committee Financial Expert,” “Corporate Governance Matters-Identification and Selection of Nominees for Directors,” “Corporate Governance Matters-Board of Directors and Committee Meetings” and “Section 16(a) Beneficial Ownership Reporting Compliance” in UDR, Inc.’s definitive proxy statement (our “definitive proxy statement”) for its Annual Meeting of Stockholders to be held on May 12, 2011. UDR is the sole general partner of the Operating Partnership.

Information required by this item regarding our executive officers is included in Part I of this Report in the section entitled “Business-Executive Officers of the Company.”

We have a code of ethics for senior financial officers that applies to our principal executive officer, all members of our finance staff, including the principal financial officer, the principal accounting officer, the treasurer and the controller, our director of investor relations, our corporate secretary, and all other Company officers. We also have a code of business conduct and ethics that applies to all of our employees. Information regarding our codes is available on our website, www.udr.com, and is incorporated by reference to the information set forth under the heading “Corporate Governance Matters” in our definitive proxy statement for UDR’s Annual Meeting of Stockholders to be held on May 12, 2011. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of our codes by posting such amendment or waiver on our website.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance Matters-Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Compensation of Directors” and “Compensation Committee Report” in the definitive proxy statement for UDR’s Annual Meeting of Stockholders to be held on May 12, 2011. UDR is the sole general partner of the Operating Partnership.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” and “Equity Compensation Plan Information” in the definitive proxy statement for UDR’s Annual Meeting of Stockholders to be held on May 12, 2011. UDR is the sole general partner of the Operating Partnership.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance Matters-Corporate Governance Overview,” “Corporate Governance Matters-Director Independence,” “Corporate Governance Matters-Independence of Audit, Compensation and Governance Committees,” and “Executive Compensation” in the definitive proxy statement for UDR’s Annual Meeting of Stockholders to be held on May 12, 2011. UDR is the sole general partner of the Operating Partnership.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth under the headings “Audit Fees” and “Pre-Approval Policies and Procedures” in the definitive proxy statement for UDR’s Annual Meeting of Stockholders to be held on May 12, 2011. UDR is the sole general partner of the Operating Partnership.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements. See Index to Consolidated Financial Statements and Schedules of UDR, Inc. and United Dominion Realty, L.P. on page 73 of this Report.

2. Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedule of UDR, Inc. and United Dominion Realty, L.P. on page 73 of this Report. All other schedules are omitted because they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.

3. Exhibits. The exhibits filed with this Report are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UDR, INC.

Date: February 23, 2011	By:	/s/ Thomas W. Toomey Thomas W. Toomey Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 23, 2011 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas W. Toomey Thomas W. Toomey Chief Executive Officer, President, and Director	/s/ Eric J. Foss Eric J. Foss Director

/s/ David L. Messenger David L. Messenger Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	/s/ Robert P. Freeman Robert P. Freeman Director

/s/ James D. Klingbeil James D. Klingbeil Chairman of the Board	/s/ Jon A. Grove Jon A. Grove Director

/s/ Lynne B. Sagalyn Lynne B. Sagalyn Vice Chair of the Board	/s/ Mark J. Sandler Mark J. Sandler Director

/s/ Katherine A. Cattanach Katherine A. Cattanach Director	/s/ Thomas C. Wajnert Thomas C. Wajnert Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED DOMINION REALTY, L.P.

By: UDR, INC., its sole general partner

Date: February 23, 2011	By:	/s/ Thomas W. Toomey Thomas W. Toomey Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 23, 2011 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas W. Toomey Thomas W. Toomey Chief Executive Officer, President, and Director of the General Partner	/s/ Eric J. Foss Eric J. Foss Director of the General Partner

/s/ David L. Messenger David L. Messenger Senior Vice President and Chief Financial Officer of the General Partner (Principal Financial and Accounting Officer)	/s/ Robert P. Freeman Robert P. Freeman Director of the General Partner

/s/ James D. Klingbeil James D. Klingbeil Chairman of the Board of the General Partner	/s/ Jon A. Grove Jon A. Grove Director of the General Partner

/s/ Lynne B. Sagalyn Lynne B. Sagalyn Vice Chair of the Board of the General Partner	/s/ Mark J. Sandler Mark J. Sandler Director of the General Partner

/s/ Katherine A. Cattanach Katherine A. Cattanach Director of the General Partner	/s/ Thomas C. Wajnert Thomas C. Wajnert Director of the General Partner

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
UDR, Inc.

We have audited the accompanying consolidated balance sheets of UDR, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income/(loss), and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UDR, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), UDR, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Denver, Colorado
February 23, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of UDR, Inc.

We have audited UDR, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). UDR, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, UDR, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UDR, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income/(loss), and cash flows for each of the three years in the period ended December 31, 2010 of UDR, Inc. and our report dated February 23, 2011, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Denver, Colorado
February 23, 2011

UDR, Inc.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2010	2009

ASSETS
Real estate owned:
Real estate held for investment	$6,783,435	$5,975,239
Less: accumulated depreciation	(1,638,326)	(1,346,689)

Real estate investment, net	5,145,109	4,628,550
Real estate under development (net of accumulated depreciation of $0 and $1,226)	97,912	318,531
Real estate held for disposition (net of accumulated depreciation of $0 and $3,378)	—	16,673

Total real estate owned, net of accumulated depreciation	5,243,021	4,963,754
Cash and cash equivalents	9,486	5,985
Marketable securities	3,866	37,650
Restricted cash	15,447	8,879
Deferred financing costs, net	27,267	26,601
Notes receivable	7,800	7,800
Investment in unconsolidated joint ventures	148,057	14,126
Other assets	74,596	67,822

Total assets	$5,529,540	$5,132,617

LIABILITIES AND STOCKHOLDERS’ EQUITY
Secured debt	$1,963,670	$1,989,434
Unsecured debt	1,603,834	1,437,155
Real estate taxes payable	14,585	16,976
Accrued interest payable	20,889	19,146
Security deposits and prepaid rent	26,046	31,798
Distributions payable	36,561	30,857
Deferred fees and gains on the sale of depreciable property	28,943	28,826
Accounts payable, accrued expenses, and other liabilities	105,925	80,685

Total liabilities	3,800,453	3,634,877

Redeemable non-controlling interests in operating partnership	119,057	98,758

Stockholders’ equity
Preferred stock, no par value; 50,000,000 shares authorized
2,803,812 shares of 8.00% Series E Cumulative Convertible issued
and outstanding (2,803,812 shares at December 31, 2009)	46,571	46,571
3,405,562 shares of 6.75% Series G Cumulative Redeemable issued and outstanding (3,432,962 shares at December 31, 2009)	85,139	85,824
Common stock, $0.01 par value; 250,000,000 shares authorized 182,496,330 shares issued and outstanding (155,465,482 shares at December 31, 2009)	1,825	1,555
Additional paid-in capital	2,450,141	1,948,669
Distributions in excess of net income	(973,864)	(687,180)
Accumulated other comprehensive loss, net	(3,469)	2

Total UDR, Inc. stockholders’ equity	1,606,343	1,395,441
Non-controlling interest	3,687	3,541

Total equity	1,610,030	1,398,982

Total liabilities and stockholders’ equity	$5,529,540	$5,132,617

See accompanying notes to consolidated financial statements.

UDR, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008

REVENUES
Rental income	$632,249	$600,702	$561,073
Non-property income:
Other income	14,347	12,362	27,190
Gain on consolidation of joint ventures	—	1,912	—

Total revenues	646,596	614,976	588,263
EXPENSES
Rental expenses:
Real estate taxes and insurance	78,168	74,338	66,717
Personnel	57,441	51,543	48,383
Utilities	34,440	31,638	29,238
Repair and maintenance	35,712	31,581	30,232
Administrative and marketing	16,406	14,510	14,575
Property management	17,387	16,520	15,430
Other operating expenses	5,848	6,487	4,563
Real estate depreciation and amortization	303,151	277,849	251,402
Interest
Expense incurred	146,062	141,380	158,525
Net loss/(gain) on debt extinguishment	1,204	(9,849)	(26,306)
Amortization of convertible debt discount	3,530	4,283	6,598
Prepayment penalty on debt restructure	—	1,022	4,201
Write-off of fair market value adjustment for debt paid off on consolidated joint venture	—	1,552	—
Expenses related to tender offer	—	3,764	—
General and administrative	42,710	39,344	38,776
Severance costs and other restructuring charges	6,803	—	653
Other depreciation and amortization	4,843	5,161	4,866

Total expenses	753,705	691,123	647,853

Loss from operations	(107,109)	(76,147)	(59,590)
Loss from unconsolidated entities	(4,204)	(18,665)	(3,612)

Loss from continuing operations	(111,313)	(94,812)	(63,202)
Income from discontinued operations	4,725	3,189	807,069

Consolidated net (loss)/income	(106,588)	(91,623)	743,867
Net loss attributable to redeemable non-controlling interests in OP	3,835	4,282	(45,875)
Net income attributable to non-controlling interests	(146)	(191)	(202)

Net (loss)/income attributable to UDR, Inc.	(102,899)	(87,532)	697,790
Distributions to preferred stockholders — Series E (Convertible)	(3,726)	(3,724)	(3,724)
Distributions to preferred stockholders — Series G	(5,762)	(7,188)	(8,414)
Discount on preferred stock repurchases, net	25	2,586	3,056

Net (loss)/income attributable to common stockholders	$(112,362)	$(95,858)	$688,708

Earnings per weighted average common share — basic:
Loss from continuing operations attributable to common stockholders	$(0.71)	$(0.66)	$(0.91)
Income from discontinued operations	$0.03	$0.02	$6.20
Net (loss)/income attributable to common stockholders	$(0.68)	$(0.64)	$5.29
Earnings per weighted average common share — diluted:
Loss from continuing operations attributable to common stockholders	$(0.71)	$(0.66)	$(0.91)
Income from discontinued operations	$0.03	$0.02	$6.20
Net (loss)/income attributable to common stockholders	$(0.68)	$(0.64)	$5.29
Common distributions declared per share	$0.73	$0.85	$2.29
Weighted average number of common shares outstanding — basic	165,857	149,090	130,219
Weighted average number of common shares outstanding — diluted	165,857	149,090	130,219

See accompanying notes to consolidated financial statements.

UDR, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)

	Years Ended December 31,
	2010	2009	2008

Operating Activities
Consolidated net (loss)/income	$(106,588)	$(91,623)	$743,867
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	308,289	283,552	256,850
Net gain on sale of marketable securities	(4,725)	—	—
Net gains on the sale of depreciable property	(4,083)	(2,424)	(786,181)
Net gains on the sale of land	—	—	(183)
Gain on consolidation of joint ventures	—	(1,912)	—
Write off of the fair market adjustment for debt paid off on consolidated joint venture	—	1,552	—
Loss/(gain) on debt extinguishment	1,204	(9,849)	(26,306)
Write off of bad debt	2,838	3,570	2,411
Write off of note receivable and other assets	—	1,354	—
Loss from unconsolidated entities	4,204	18,665	3,612
Amortization of deferred financing costs and other	8,957	7,953	7,585
Amortization of deferred compensation	11,411	7,605	7,024
Amortization of convertible debt discount	3,530	4,283	6,598
Changes in income tax accrual	(865)	2,854	(6,846)
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(5,332)	3,512	(1,532)
(Decrease)/increase in operating liabilities	(4,660)	291	(27,145)

Net cash provided by operating activities	214,180	229,383	179,754
Investing Activities
Proceeds from sales of real estate investments, net	20,738	—	1,487,067
Proceeds from the sale of marketable securities	39,488	—	—
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	(347,582)	(28,528)	(936,538)
Development of real estate assets	(92,142)	(183,157)	(160,074)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(73,977)	(85,403)	(123,234)
Capital expenditures — non-real estate assets	(4,342)	(6,269)	(23,249)
Payments related to the buyout of joint venture partner	(16,141)	—	—
Investment in unconsolidated joint ventures	(110,921)	(24,988)	(1,595)
Distributions received from/(paid to) unconsolidated joint venture	1,125	1,741	(801)
Disbursements related to notes receivable	—	(500)	(13,569)
Purchase of marketable securities	—	(30,941)	—
Proceeds from note receivable	—	200,000	18,774
Purchase deposits on pending real estate acquisitions	—	—	(694)
Change in funds held in escrow from IRC Section 1031 exchanges	—	—	56,217

Net cash (used in)/provided by investing activities	(583,754)	(158,045)	302,304

UDR, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data) — (Continued)

	Years Ended December 31,
	2010	2009	2008

Financing Activities
Payments on secured debt	(187,308)	(159,612)	(216,354)
Proceeds from the issuance of secured debt	68,380	560,436	445,162
Proceeds from the issuance of unsecured debt	399,190	100,000	240,000
Payments on unsecured debt	(79,236)	(641,759)	(452,156)
Net (repayment)/proceeds of revolving bank debt	(157,550)	189,300	(309,500)
Payment of financing costs	(8,244)	(8,650)	(6,702)
Issuance of common and restricted stock, net	5,446	398	2,588
Proceeds from the issuance of common shares through public offering, net	467,565	67,151	184,327
Payments from the repurchase of Series G preferred stock, net	(637)	(21,505)	(20,347)
Repayment from the investment of performance based programs, net	—	—	(944)
Distributions paid to non-controlling interests	(4,314)	(7,275)	(18,666)
Distributions paid to preferred stockholders	(9,488)	(11,203)	(12,429)
Distributions paid to common stockholders	(120,729)	(144,576)	(166,983)
Repurchase of common stock	—	(798)	(140,533)

Net cash provided by/(used in) financing activities	373,075	(78,093)	(472,537)
Net increase/(decrease) in cash and cash equivalents	3,501	(6,755)	9,521
Cash and cash equivalents, beginning of year	5,985	12,740	3,219

Cash and cash equivalents, end of year	$9,486	$5,985	$12,740

Supplemental Information:
Interest paid during the year, net of amounts capitalized	$160,184	$164,357	$176,087
Non-cash transactions:
Secured debt assumed with the acquisition of properties, net of fair value adjustment	93,262	—	95,728
Conversion of operating partnership non-controlling interests to Common Stock
(923,944 in 2010; 2,130,452 in 2009; and 1,474,532 in 2008)	18,429	21,117	12,175
Retirement of fully depreciated assets	8,680	4,407	—
Issuance of restricted stock awards	16	2	6
Payment of Special Dividend through the issuance of 11,358,042 shares of Common Stock	—	132,787	—
Issuance of note receivable upon the disposition of real estate	—	—	200,000

See accompanying notes to consolidated financial statements.

UDR, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS)
(In thousands, except per share data)

							Accumulated
						Distributions in	Other
						Excess of	Comprehensive	Non-
	Preferred Stock		Common Stock		Paid-in	Net	Income/	Controlling
	Shares	Amount	Shares	Amount	Capital	Income	(Loss)	Interest	Total

Balance, January 1, 2008	$8,203,812	$181,571	$133,317,706	$1,333	$1,653,143	$(894,072)	$(770)	$3,148	$944,353
Comprehensive Income
Net income attributable to UDR, Inc.	—	—	—	—	—	697,790	—		697,790
Change in equity due to non-controlling interest	—	—	—	—	—	—	—	202	202
Other comprehensive income:
Unrealized loss on derivative financial instruments	—	—	—	—	—	—	(11,901)	—	(11,901)
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	744	—	744

Comprehensive income/(loss)	—	—	—	—	—	697,790	(11,157)	202	686,835

Issuance of common and restricted shares	—	—	630,536	6	9,191	—	—	—	9,197
Issuance of common shares through public offering	—	—	8,000,000	80	183,085	—	—	—	183,165
Redemption of 969,300 shares of 6.75% Series G Cumulative
Redeemable Shares	(969,300)	(24,232)	—	—	829	3,056	—	—	(20,347)
Purchase of common shares	—	—	(5,999,700)	(60)	(140,468)	—	—	—	(140,528)
Adjustment for conversion of non-controlling interests
of unitholders in operating partnerships	—	—	1,474,532	15	12,160	—	—	—	12,175
Common stock distributions declared ($2.2900 per share)	—	—	—	—	—	(308,312)	—	—	(308,312)
Preferred stock distributions declared-Series E ($1.3288 per share)	—	—	—	—	—	(3,724)	—	—	(3,724)
Preferred stock distributions declared-Series G ($1.6875 per share)	—	—	—	—	—	(8,414)	—	—	(8,414)
Adjustment to reflect redeemable non-controlling OP units at
redemption value	—	—	—	—	—	64,939	—	—	64,939

Balance, December 31, 2008	7,234,512	157,339	137,423,074	1,374	1,717,940	(448,737)	(11,927)	3,350	1,419,339

Comprehensive (loss)/income
Net loss attributable to UDR, Inc.	—	—	—	—	—	(87,532)	—		(87,532)
Change in equity due to non-controlling interest	—	—	—	—	—	—	—	191	191
Other comprehensive income
Change in fair value of marketable securities	—	—	—	—	—	—	4,584	—	4,584
Unrealized gain on derivative financial instruments	—	—	—	—	—	—	8,133	—	8,133
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	(788)	—	(788)

Comprehensive income/(loss)						(87,532)	11,929	191	(75,412)

Issuance of common and restricted shares	—	—	193,882	2	8,262	—	—	—	8,264
Issuance of common shares through public offering, net of issuance costs	—	—	4,460,032	45	67,186				67,231
Redemption of 997,738 shares of 6.75% Series G Cumulative
Redeemable Shares	(997,738)	(24,944)	—	—	853	2,586	—	—	(21,505)
Purchase of common shares	—	—	(100,000)	(1)	(797)	—	—	—	(798)

UDR, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS)
(In thousands, except per share data) — (Continued)

							Accumulated
						Distributions in	Other
						Excess of	Comprehensive	Non-
	Preferred Stock		Common Stock		Paid-in	Net	Income/	Controlling
	Shares	Amount	Shares	Amount	Capital	Income	(Loss)	Interest	Total

Adjustment for conversion of non-controlling Series C, D and E LLC	—	—	—	—	1,456	—	—	—	1,456
Adjustment for conversion of non-controlling interests
of unitholders in operating partnerships	—	—	2,130,452	21	21,096	—	—	—	21,117
Issuance of common shares through special dividend	—	—	11,358,042	114	132,673	—	—	—	132,787
Common stock distributions declared ($0.845 per share)	—	—	—	—	—	(127,066)	—	—	(127,066)
Preferred stock distributions declared-Series E ($1.3288 per share)	—	—	—	—	—	(3,724)	—	—	(3,724)
Preferred stock distributions declared-Series G ($1.6875 per share)	—	—	—	—	—	(7,188)	—	—	(7,188)
Adjustment to reflect redeemable non-controlling redemption value	—	—	—	—	—	(15,519)	—		(15,519)

Balance, December 31, 2009	6,236,774	132,395	155,465,482	1,555	1,948,669	(687,180)	2	3,541	1,398,982

Comprehensive (loss)/income
Net loss attributable to UDR, Inc.	—	—	—	—	—	(102,899)	—		(102,899)
Change in equity due to non-controlling interest	—	—	—	—	—	—	—	146	146
Other comprehensive income
Change in fair value of marketable securities	—	—	—	—	—	—	(1,092)	—	(1,092)
Unrealized gain on derivative financial instruments	—	—	—	—	—	—	(2,497)	—	(2,497)
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	118	—	118

Comprehensive income/(loss)						(102,899)	(3,471)	146	(106,224)

Issuance of common and restricted shares	—	—	1,562,537	16	15,710	—	—	—	15,726
Issuance of common shares through public offering	—	—	24,544,367	245	467,319				467,564
Repurchase of 27,400 shares of 6.75% Series G Cumulative	(27,400)	(685)			23	25	—	—	(637)
Adjustment for conversion of non-controlling interests
of unitholders in operating partnerships	—	—	923,944	9	18,420	—	—	—	18,429
Common stock distributions declared ($0.73 per share)	—	—	—	—	—	(126,086)	—	—	(126,086)
Preferred stock distributions declared-Series E ($1.3288 per share)	—	—	—	—	—	(3,726)	—	—	(3,726)
Preferred stock distributions declared-Series G ($1.6875 per share)	—	—	—	—	—	(5,762)	—	—	(5,762)
Adjustment to reflect redeemable non-controlling redemption value	—	—	—	—	—	(48,236)	—		(48,236)

Balance, December 31, 2010	6,209,374	$131,710	182,496,330	$1,825	$2,450,141	$(973,864)	$(3,469)	$3,687	$1,610,030

See accompanying notes to consolidated financial statements.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

1.	CONSOLIDATION AND BASIS OF PRESENTATION

Organization, formation and special dividend

UDR, Inc. (“UDR”, the “Company” “we” or “our”) is a self-administered real estate investment trust, or REIT, that owns, operates, acquires, renovates, develops, redevelops, and manages apartment communities generally in high barrier-to-entry markets located in the United States. The high barrier-to-entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. At December 31, 2010, our apartment portfolio consisted of 172 consolidated communities located in 23 markets consisting of 48,553 apartment homes. In addition, the Company has an ownership interest in 9,891 apartment homes through unconsolidated joint ventures.

On November 5, 2008, our Board of Directors declared a dividend of $1.29 per share (“the Special Dividend”) payable to holders of our Common Stock. The Special Dividend was paid on January 29, 2009 to stockholders of record on December 9, 2008. The Special Dividend represented the Company’s 2008 fourth quarter recurring distribution of $0.33 per share and an additional special distribution in the amount of $0.96 per share due to taxable income arising from our disposition activity occurring during the year. Subject to the Company’s right to pay the entire Special Dividend in cash, stockholders had the option to make an election to receive payment in cash or in shares, however, the aggregate amount of cash payable to stockholders, other than cash payable in lieu of fractional shares, would not be less than $44.0 million.

The Special Dividend, totaling $177.1 million was paid on 137,266,557 Common Shares issued and outstanding on the record date. Approximately $133.1 million of the Special Dividend was paid through the issuance of 11,358,042 shares of Common Stock, which was determined based on the volume weighted average closing sales price of our Common Stock of $11.71 per share on the NYSE on January 21, 2009 and January 22, 2009. In January 2010, the Financial Accounting Standards Board’s (“FASB”) issued Accounting Standards Update 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU 2010-01”), which considers distributions that contain components of cash and stock and allows shareholders to select their preferred form of distribution. Such a distribution, to the extent paid in stock, is now treated as a stock issuance on the date the dividend is paid. At December 31, 2008, the Company accrued $133.1 million of distribution payable related to the Special Dividend. ASU 2010-01 was effective for the Company on December 15, 2009 and was applied on a retrospective basis. As a result, the Company reversed the effect of the issuance of additional shares of Common Stock pursuant to the Special Dividend, which was retroactively reflected in each of the historical periods presented within the Company’s Form 8-K filed with the SEC on May 22, 2009, and effectively issued these shares on January 29, 2009 (the payment date of the Special Dividend). For the year ended December 31, 2008, basic and diluted net income attributable to Common Stockholders per weighted average common share prior to retrospective adjustment was $4.89. This was based on weighted average common shares of 140,982,000 (basic and diluted) for the year ended December 31, 2008.

Basis of presentation

The accompanying Consolidated Financial Statements of UDR and its wholly-owned subsidiaries includes certain joint ventures, which the Company previously accounted for as investments under the equity method (see Note 5, Joint Ventures, for further discussion). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company’s subsidiaries include United Dominion Realty, L.P., (the “Operating Partnership”), and Heritage Communities L.P. (the “Heritage OP”). As of December 31, 2010, there were 179,909,408 units in the Operating Partnership outstanding, of which 174,847,440 units or 97.2% were owned by UDR and

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5,061,968 units or 2.8% were owned by limited partners. The consolidated financial statements of UDR include the non-controlling interests of the unitholders in the Operating Partnership. The consolidated financial statements of UDR include the non-controlling interests of the unitholders in the Heritage OP prior to UDR’s ownership of 100% of 6,264,260 units outstanding in Heritage OP as of December 31, 2009.

The Company evaluated subsequent events through the date of issuance of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.

2.	SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” an amendment to ASC Topic 820, “Fair Value Measurements and Disclosures.” This amendment provides for more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. ASU No. 2010-06 was effective for the Company for our fiscal year beginning in January 1, 2010.

In December 2010, the FASB issued ASU 2010-29, which addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in ASU 2010-29 also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

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

Reclassifications

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In determining whether a joint venture is a variable interest entity, the Company considers: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including necessity of subordinated debt; estimates of future cash flows; ours and our partner’s ability to participate in the decision making related to acquisitions, disposition, budgeting and financing of the entity; obligation to absorb losses and preferential returns; nature of our partner’s primary operations; and the degree, if any, of disproportionally between the economic and voting interests of the entity. As of December 31, 2010, the Company did not assess any of our joint ventures as variable interest entities where UDR was the primary beneficiary.

We continually evaluate our investments in unconsolidated joint ventures when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. The amount of loss recognized is the excess of the investment’s carrying amount over its estimated fair value. If we believe that the decline in fair value is temporary, no impairment is recorded. The aforementioned factors are taken as a whole by management in determining the valuation of our equity method investments. Should the actual results differ from management’s judgment, the valuation could be negatively affected and may result in a negative impact to our Consolidated Financial Statements.

Discontinued operations

For properties accounted for under FASB ASC 360, Property, Plant and Equipment (formerly SFAS  144, “Accounting for the Impairment or Disposal of Long-Lived Assets”) (“Topic 360”), the results of operations for those properties sold during the year or classified as held-for-sale at the end of the current year are classified as discontinued operations in the current and prior periods. Further, to meet the discontinued operations criteria, the Company will not have any significant continuing involvement in the ownership or operation of the property after the sale or disposition. Once a property is deemed as held-for-sale, depreciation is no longer recorded. However, if the Company determines that the property no longer meets the criteria for held-for-sale, the Company will recapture any unrecorded depreciation on the property. The sales related to condominium units are also included in discontinued operations (see Note 4, Discontinued Operations for further discussion).

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

UDR purchases real estate investment properties and allocates the purchase price to the tangible and identifiable intangible assets acquired based on their estimated fair value. The primary, although not only, identifiable intangible asset associated with our portfolio is the value of existing lease agreements. When allocating cost to an acquired community, we first allocate costs to the estimated intangible value of the existing lease agreements and then to the estimated value of the land, building and fixtures assuming the community is vacant. The Company estimates the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. Depreciation on the building is based on the expected

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

useful life of the asset and the in-place leases are amortized over their remaining contractual life. Property acquisition costs are expensed as incurred.

Quarterly or when changes in circumstances warrant, UDR will assess our real estate portfolio for indicators of impairment. In determining whether the Company has indicators of impairment in our real estate assets, we assess whether the long-lived asset’s carrying value exceeds the community’s undiscounted future cash flows, which is representative of projected NOI plus the residual value of the community. Our future cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market and operating conditions and our estimated holding periods. If such indicators of impairment are present and the carrying value exceeds the undiscounted cash flows of the community, an impairment loss is recognized equal to the excess of the carrying amount of the asset over its estimated fair value. Our estimates of fair market value represent our best estimate based primarily upon unobservable inputs related to rental rates, operating costs, growth rates, discount rates, capitalization rates, industry trends and reference to market rates and transactions.

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

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which are 35 years for buildings, 10 to 35 years for major improvements, and 3 to 10 years for furniture, fixtures, equipment, and other assets. As of December 31, 2010 and 2009, the value of our net intangible assets which are reflected in “Other assets” was $13.3 million and $7.3 million, respectively. As of December 31, 2010 and 2009, the value of our net intangible liabilities which are reflected in “Accounts payable, accrued expenses, and other liabilities” was $3.9 million and $5.2 million in our Consolidated Balance Sheets. The balances are being amortized over the remaining life of the respective intangible.

All development projects and related carrying costs are capitalized and reported on the Consolidated Balance Sheets as “Real estate under development.” As each building in a project is completed and becomes available for lease-up, the total cost of the building is transferred to real estate held for investment and the assets are depreciated over their estimated useful lives. The costs of development projects which include interest, real estate taxes, insurance, and allocated development overhead related to support costs for personnel working directly on the development site are capitalized during the construction period. During 2010, 2009, and 2008, total interest capitalized was $12.5 million, $16.9 million, and $14.9 million, respectively.

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

Derivative financial instruments

The Company utilizes derivative financial instruments to manage interest rate risk and will generally designate these financial instruments as cash flow hedges. Derivative financial instruments are recorded on our Consolidated Balance Sheets as either an asset or liability and measured quarterly at their fair value. The changes in fair value for cash flow hedges that are deemed effective are reflected in other comprehensive income and for non-designated derivative financial instruments in earnings. The ineffective component of cash flow hedges, if any, is recorded in earnings.

Cost of raising capital

Costs incurred in connection with the issuance of equity securities are deducted from stockholders’ equity. Costs incurred in connection with the issuance or renewal of debt are subject to the provisions of FASB ASC 470-50, Debt Modification and Extinguishment (formerly EITF 96-19, “Debtors’ Accounting for a Modification or Exchange of Debt Instruments”). Accordingly, if the terms of the renewed or modified debt instrument are deemed to be substantially different (i.e. a 10 percent or greater difference in the cash flows between instruments), all unamortized financing costs associated with the extinguished debt are charged to earnings in the current period. When the cash flows are not substantially different, the costs associated with the renewal or modification are capitalized and amortized into interest expense over the remaining term of the related debt instrument and other related costs are expensed. The balance of any unamortized financing costs associated with retired debt is expensed upon retirement. Deferred financing costs for new debt instruments include fees and costs incurred by the Company to obtain financing. Deferred financing costs are generally amortized on a straight-line basis, which approximates the effective interest method, over a period not to exceed the term of the related debt.

Preferred Share repurchases

When repurchasing Preferred Stock, the Company recognizes share issuance costs as a charge to the Preferred Stock on a pro rata basis to the total costs incurred for the Preferred Stock offering. The Company, during the years ended December 31, 2010, 2009, and 2008, recognized share issuance costs of $23,000, $853,000, and $829,000, respectively as part of the amount reported in “Discount/(premium) on Preferred Stock repurchases, net” in the Consolidated Statement of Stockholders’ Equity and Comprehensive Income/(Loss).

Comprehensive income

Comprehensive income, which is defined as all changes in equity during each period except for those resulting from investments by or distributions to stockholders, is displayed in the accompanying Consolidated Statements of Stockholders’ Equity and Comprehensive Income/(Loss). For the year ended December 31, 2010, other comprehensive income/(loss) consisted of the change in fair value of marketable securities, the change in the fair value of effective cash flow hedges from our consolidated subsidiaries, and the allocation of other comprehensive income/(loss) to redeemable non-controlling interests. (See Note 5, Joint Ventures for further discussion.)

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising costs

All advertising costs are expensed as incurred and reported on the Consolidated Statements of Operations within the line item “Administrative and marketing”. During 2010, 2009, and 2008, total advertising expense was $6.4 million, $5.7 million, and $6.1 million, respectively.

Stock-based employee compensation plans

UDR accounts for its stock-based employee compensation plans in accordance with FASB ASC 718, Compensation- Stock Compensation (formerly SFAS 123(R), “Share-Based Payments”). This standard requires an entity to measure the cost of employee services received in exchange for an award of an equity instrument based on the award’s fair value on the grant date and recognize the cost over the period during which the employee is required to provide service in exchange for the award, which is generally the vesting period. The fair value for stock options issued by the Company is calculated utilizing the Black-Scholes-Merton formula. For performance based awards, the Company remeasures the fair value each balance sheet date with adjustments made on a cumulative basis until the award is settled and the final compensation is known.

Redeemable non-controlling interests in the Operating Partnership

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table sets forth the computation of basic and diluted earning per share (dollars in thousands, except per share amounts):

	Years Ended December 31,
	2010	2009	2008

Numerator for earnings per share — basic and diluted:
Net (loss)/earnings attributable to common stockholders	$(112,362)	$(95,858)	$688,708

Denominator for earnings per share — basic and diluted:
Weighted average common shares outstanding	167,365	150,067	131,364
Non-vested restricted stock awards	(1,508)	(977)	(1,145)

Denominator for basic and diluted earnings per share	165,857	149,090	130,219

Net (loss)/income attributable to common stockholders- basic and diluted	$(0.68)	$(0.64)	$5.29

The effect of the conversion of the OP Units, convertible Preferred Stock, convertible debt, stock options, and restricted stock is not dilutive and is therefore not included in the above calculations as the Company reported a loss from continuing operations.

If the operating partnership units were converted to Common Stock, the additional shares of Common Stock outstanding for the years ended December 31, 2010, 2009, and 2008 would be 5,711,275; 6,705,624; and 8,751,367 weighted average Common Shares, respectively.

If the convertible Preferred Stock were converted to Common Stock, the additional shares of Common Stock outstanding would be 3,035,548 weighted average Common Shares for the years ended December 31, 2010 and 2009, and 2,803,812 weighted average Common Shares for the year ended December 31, 2008.

If the stock options and unvested restricted stock were converted to Common Stock, the additional weighted average Common Shares outstanding using the treasury stock method for the three years ended December 31, 2010, 2009, and 2008 would be 2,296,097; 729,592; and 1,129,907 weighted average Common Shares, respectively.

Income taxes

UDR is operated as, and elects to be taxed as a REIT. Generally, a REIT complies with the provisions of the Code if it meets certain requirements concerning its income and assets, as well as if it distributes at least

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Market concentration risk

Approximately 11% and 10% of our apartment communities are located in Orange County, California and Metropolitan Washington D.C., respectively, based on the carrying value of our real estate portfolio as of December 31, 2010. Therefore, the Company is subject to increased exposure (positive or negative) from economic and other competitive factors specific to these markets.

3.	REAL ESTATE OWNED

Real estate assets owned by the Company consist of income producing operating properties, properties under development, land held for future development and properties deemed as held for sale. As of December 31, 2010, the Company owned and consolidated 172 communities in 10 states and the District of Columbia totaling 48,553 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of December 31, 2010 and December 31, 2009 (dollar amounts in thousands):

	December 31,
	2010	2009

Land	$1,783,707	$1,622,838
Depreciable property — held and used:
Building and improvements	4,696,414	4,104,165
Furniture, fixtures and equipment	303,314	248,236
Under development:
Land	62,410	65,525
Construction in progress	35,502	254,232
Held for disposition:
Land	—	12,563
Building and improvements	—	7,089
Furniture, fixtures and equipment	—	399

Real estate owned	6,881,347	6,315,047
Accumulated depreciation	(1,638,326)	(1,351,293)

Real estate owned, net	$5,243,021	$4,963,754

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes UDR’s real estate community acquisitions for the year ended December 31, 2010 (dollar amounts in thousands):

			Apartment	Purchase
Property Name	Market	Acquisition Date	Homes	Price(a)

1818 Platinum Triangle	Orange County, CA	August 2010	265	$ 70,500
Domain Brewers Hill	Baltimore, MD	August 2010	180	46,000
Garrison Square	Boston, MA	September 2010	160	98,000
Marina Pointe	Los Angeles, CA	September 2010	583	157,500
Ridge at Blue Hills	Boston, MA	September 2010	186	40,000

			1,374	$ 412,000

(a)	The purchase price is the contractual amount paid by UDR to the third party and does not include any costs that the Company incurred in the pursuit of the property.

The $412 million purchase price, which includes assumed debt with a fair value of $93.3 million, was allocated $81.1 million to land; $317.7 million to building and improvements; $3.1 million to furniture, fixtures, and equipment; and $10.1 million to intangible assets.

During the year ended December 31, 2010, the Company also acquired land located in San Francisco, California with a purchase price of $23.6 million.

The Company incurred $2.9 million and $0 of acquisition-related costs during the years ended 2010 and 2009, respectively. These expenses are classified on the Consolidated Statements of Operations in the line item entitled “General and administrative.”

During the year ended December 31, 2009, the Company acquired one community with 289 apartment homes in Dallas, Texas. The purchase related to an agreement previously entered into by UDR, which contains provisions that will require the Company and the builder to jointly agree upon the fair market value of each property at a later point in time (generally within two years of stabilization). A percentage of the increase in the fair market value over cost will then be paid to the developer, ranging from 50% to 70%, which is not included in the initial purchase price of $28.5 million nor is the contingent obligation accrued for by the Company.

4.	DISCONTINUED OPERATIONS

The results of operations for properties sold during the year or designated as held-for-sale at the end of the year are classified as discontinued operations for all periods presented. Properties classified as real estate held for disposition generally represent properties that are actively marketed or contracted for sale with the closing expected to occur within the next twelve months. The application of Topic 360 does not have an impact on net income available to common stockholders. The application of Topic 360 results in the reclassification of the operating results of all properties sold or classified as held for disposition through December 31, 2010, within the Consolidated Statements of Operations for the years ended December 31, 2010, 2009, and 2008, and the reclassification of the assets and liabilities within the Consolidated Balance Sheets as of December 31, 2010 and 2009, if applicable. The results of operations from these properties are classified on the Consolidated Statements of Operations in the line item entitled “Income from discontinued operations.”

During the year ended December 31, 2010, UDR sold one 149 apartment home community. UDR recognized gains for financial reporting purposes of $4 million on this sale, which is included in discontinued operations.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following is a summary of income from discontinued operations for the three years ended December 31, 2010 (dollars in thousands):

	December 31,
	2010	2009	2008

Rental income	$1,619	$2,197	$41,932
Non-property income	—	—	183

	1,619	2,197	42,115
Rental expenses	637	829	16,874
Property management fee	45	61	1,153
Real estate depreciation	295	542	582
Interest	—	—	2,612
Other expenses	—	—	6

	977	1,432	21,227
Income before net gain on the sale of depreciable property	642	765	20,888
Net gain on the sale of depreciable property, excluding TRS	4,048	2,343	787,059
TRS gain/(loss) on sale of real estate, net of tax	35	81	(878)

Income from discontinued operations	$4,725	$3,189	$807,069

In the fourth quarter of 2008, the Company made the strategic decision to exit our activity related to the conversion and sale of condominium units. As a result of our decision, the Company incurred a charge to earnings of $1.7 million. The unsold units were reverted to operating apartment homes. In addition, as the Company reverted the former condominium properties to operating communities and removed operating results from discontinued operations to continuing operations. Previously unrecorded depreciation of $3.7 million was recorded during the year ended December 31, 2008.

5.	JOINT VENTURES

UDR has entered into joint ventures with unrelated third parties for real estate assets that are either consolidated and included in real estate owned on our Consolidated Balance Sheets or are accounted for under the equity method of accounting, which are not consolidated and are included in investment in unconsolidated joint ventures on our Consolidated Balance Sheets. The Company consolidates an entity in which we own less than 100% but control the joint venture as well as any variable interest entity where we are the primary beneficiary. In addition, the Company consolidates any joint venture in which we are the general partner or managing member and the third party does not have the ability to substantively participate in the decision-making process nor do they have the ability to remove us as general partner or managing member without cause.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

UDR’s joint ventures are funded with a combination of debt and equity. Our losses are limited to our investment and except as noted below, the Company does not guarantee any debt, capital payout or other obligations associated with our joint venture portfolio.

Consolidated Joint Ventures

UDR is a partner with an unaffiliated third party in a joint venture (“989 Elements”) which owns and operates a 23-story, 166 home high-rise apartment community in the central business district of Bellevue, Washington. On December 30, 2009, UDR entered into an agreement with our partner to purchase its 49% interest in 989 Elements for $7.7 million. Concurrently, our partner resigned as managing member and appointed UDR as managing member. In addition, our partner relinquished its voting rights and approval rights and its ability to substantively participate in the decision-making process of the joint venture resulting in the consolidation of the joint venture. The joint venture assets and liabilities were recorded at fair value. The fair value of the assets was $55 million ($54.8 million of real estate owned and $200,000 of current assets) and the fair value of liabilities was $34.1 million ($33.4 million of a construction loan, net of fair market value adjustment of $1.6 million and $700,000 of current liabilities) at the consolidation date. During the year ended December 31, 2009, UDR recognized a gain on the remeasurement of our previously held equity interest in the joint venture, acquired assets and assumed liabilities to fair value of $3.4 million and is included in “Gain on consolidation of joint ventures” on our Consolidated Statements of Operations.

On December 31, 2009, the Company repaid the outstanding balance of $35 million on the construction loan held by 989 Elements. As a result, the Company wrote off the adjustment to record the fair value of the construction loan assumed on December 30, 2009 of $1.6 million and is included in “Write off of fair market value adjustment” on our Consolidated Statements of Operations for the year ended December 31, 2009. In March 2010, the Company paid $7.7 million and acquired our partner’s 49% interest in the joint venture. At the closing of the agreement and at December 31, 2010, the Company’s interest in 989 Elements was 98%. The activities and accounts of 989 Elements are included in the Company’s consolidated financial position as of December 31, 2010 and 2009 and consolidated results of operations and cash flows during the year ended December 31, 2010 and the two day period ending December 31, 2009.

UDR is a partner with an unaffiliated third party in a joint venture (“Elements Too”) which owns and operates a 274 home apartment community in the central business district of Bellevue, Washington. Construction began in the fourth quarter of 2006 and was completed in the first quarter of 2010. On October 16, 2009, our partner resigned as managing member and appointed UDR as managing member. In addition, our partner relinquished its voting rights and approval rights and its ability to substantively participate in the decision-making process of the joint venture resulting in the consolidation of the joint venture. The joint venture assets and liabilities were recorded at fair value. Prior to consolidation, our equity investment in Elements Too was $24.4 million (net of an $11 million impairment loss discussed below) at October 16, 2009. The fair value of the assets was $100.3 million ($99.5 million of real estate owned and $814,000 of other assets) and the fair value of liabilities was $75.6 million ($70.5 million of a construction loan, $917,000 of a derivative instrument, and $4.2 million of other liabilities). During the year ended December 31, 2009, UDR recognized a loss on the remeasurement of our previously held equity interest in the joint venture, acquired assets and assumed liabilities to fair value of $1.9 million and is included in “Gain on consolidation of joint ventures” on our Consolidated Statements of Operations.

On December 30, 2009, UDR entered into an agreement with our partner to purchase its 49% interest in Elements Too for $3.2 million. In March 2010, the Company paid the outstanding balance of $3.2 million and acquired our partner’s 49% interest in the joint venture. At the closing of the agreement and at December 31, 2010, the Company’s interest in Elements Too was 98%. During the year ended December 31, 2010, the Company repaid the outstanding balance of $70.5 million on the construction loan held by Elements Too. The activities and accounts of Elements Too are included in the Company’s consolidated financial position as of

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2010 and 2009 and consolidated results of operations and cash flows during the year ended December 31, 2010 and the seventy-six day period ending December 31, 2009.

UDR is a partner with an unaffiliated third party in a joint venture (“Bellevue”) which owns an operating retail site in Bellevue, Washington. The Company initially planned to develop a 430 home high rise apartment building with ground floor retail on an existing operating retail center. However, during the year ended December 31, 2009, the joint venture decided to continue to operate the retail property as opposed to developing a high rise apartment building on the site. On December 30, 2009, UDR entered into an agreement with our partner to purchase its 49% interest in Bellevue for $5.2 million. In addition, our partner resigned as managing member and appointed UDR as managing member. Concurrent with its resignation, our partner relinquished its voting rights and approval rights and its ability to substantively participate in the decision-making process of the joint venture resulting in the consolidation of the joint venture at fair value. Prior to consolidation, our equity investment in Bellevue was $5 million (net of a $5 million impairment loss discussed below). The fair value of the assets was $33 million ($32.8 million of real estate owned and $211,000 of other assets) and the fair value of liabilities was $23.0 million ($22.3 million of a mortgage payable, $506,000 of a derivative instrument, and $213,000 of other liabilities). During the year ended December 31, 2009, UDR recognized a gain on the remeasurement of our previously held equity interest in the joint venture, acquired assets and assumed liabilities to fair value of $315,000 and is included in “Gain on consolidation of joint ventures” on our Consolidated Statements of Operations. In March 2010, the Company paid $5.2 million and acquired our partner’s 49% interest in the joint venture. At the closing of the agreement, the Company’s interest in Bellevue was 98%. At December 31, 2010, the carrying value of the mortgage payable guaranteed by the Company was $22.3 million. The activities and accounts of Elements Too are included in the Company’s consolidated financial position as of December 31, 2010 and 2009 and consolidated results of operations and cash flows during year ended December 31, 2010 and the two-day period ending December 31, 2009.

Prior to their consolidation in 2009, we evaluated our investments in these joint ventures when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We considered various factors to determine if a decrease in value of each of these investments was other-than-temporary. In 2009, we recognized a non-cash charge of $16 million representing the other-than-temporary decline in fair values below the carrying values of two of the Company’s investments in Bellevue, Washington joint ventures.

During 2008, we completed the development of a consolidated joint venture located in Marina del Rey, California with 298 apartment homes and a carrying value of $139.3 million. In December 2008, we acquired for $1.5 million our joint venture partner’s interest in their profit participation and terminated the property management agreement that had approximately two years remaining on the pre-existing contract. As a result of terminating our arrangement, the Company recorded a charge to earnings of $305,000 as the profit component related to the management agreement and capitalized the balance as part of the investment in real estate. The component capitalized as the investment in real estate is depreciated over the average remaining life of the tangible assets. As of December 31, 2008, the Company included this property as a component of our wholly-owned communities.

Unconsolidated Joint Ventures

The Company recognizes earnings or losses from our investments in unconsolidated joint ventures consisting of our proportionate share of the net earnings or loss of the joint venture. In addition, we may earn fees for providing management services to the unconsolidated joint ventures. As of December 31, 2010, UDR had investments in the following unconsolidated joint ventures which are accounted for under the equity method of accounting.

In November 2010, the Company acquired The Hanover Company’s (“Hanover”) partnership interests in the Hanover/MetLife Master Limited Partnership (the“UDR/MetLife Partnership”). The UDR/MetLife

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Partnership owns a portfolio of 26 operating communities containing 5,748 apartment homes and 11 land parcels with the potential to develop approximately 2,300 additional apartment homes. Under the terms of the UDR/MetLife Partnership, UDR will act as the general partner and earn fees for property and asset management and financing transactions.

UDR acquired ownership interests of 12.27% in the operating communities and 4.14% in the land parcels for $100.8 million. The initial investment of $100.8 million consists of $71.8 million in cash, which includes associated transaction costs, and a $30 million payable (includes discount of $1 million) to Hanover. UDR agreed to pay the $30 million balance to Hanover in two interest free installments in the amounts of $20 million and $10 million on the first and second anniversaries of the closing, respectively. The $30 million payable was recorded at its present value of $29 million using an effective interest rate of 2.67%. At December 31, 2010, the net carrying value of the payable was $29.1 million, and interest expense of $129,000 was recorded during the year ended December 31, 2010. At December 31, 2010, the Company’s investment was $122.2 million.

UDR’s total cost of its equity investment of $100.8 million differed from the fair value of its proportionate share in the underlying net assets of the UDR/MetLife Partnership of $111.4 million. The difference of $10.6 million was attributable to certain assets and adjustments were allocated to UDR’s proportionate share in the UDR/MetLife Partnership’s buildings of $8.4 million, land of $3.9 million, and ($1.6 million) of lease intangible assets. With the exception of land, the difference related to buildings is amortized and recorded as a component of loss from unconsolidated entities over 45 years and the difference related to lease intangible assets is amortized and recorded as a component of loss from unconsolidated entities over 11 months with the offset to the Company’s carrying value of its equity investment. During the year ended December 31, 2010, the Company recorded $264,000 of amortization.

In connection with the purchase of Hanover’s interests in the UDR/MetLife Partnership, UDR agreed to indemnify Hanover from liabilities from Hanover’s guaranty of $333 million (outstanding at December 31, 2010) in loans which are secured by a security interest in the operating communities subject to the loan. The loans are to the sub-tier partnerships which own the 26 operating communities. The Company anticipates that the balance of these loans will be refinanced by the UDR/MetLife Partnership over the next twelve months.

In October 2010, the Company entered into a venture with an affiliate of Hanover to develop a 240-home community in Stoughton, Massachusetts. At closing and at December 31, 2010, UDR owned a noncontrolling interest of 95% in the joint venture. Our initial investment was $10 million and our investment at December 31, 2010 was $10.3 million.

During 2009, UDR and an unaffiliated third party formed a joint venture for the investment of up to $450 million in multifamily properties located in key, high barrier to entry markets. The partners will contribute equity of $180 million of which the Company’s maximum equity will be 30% or $54 million when fully invested. During the year ended December 31, 2010, the joint venture acquired its first property (151 homes) located in Metropolitan Washington D.C. for $43.1 million. At closing and at December 31, 2010, the Company owned 30%. Our investment at December 31, 2010 and 2009 was $5.2 million and $242,000, respectively.

In November 2007, UDR and an unaffiliated third party formed a joint venture which owns and operates 10 operating properties located in Texas (3,992 homes). UDR contributed cash and a property equal to 20% of the fair value of the properties. The unaffiliated member contributed cash equal to 80% of the fair value of the properties comprising the joint venture, which was then used to purchase the nine operating properties from UDR. Our initial investment was $20.4 million. Our investment at December 31, 2010 and 2009 was $10.3 million and $13.9 million, respectively.

We evaluate our investments in unconsolidated joint ventures when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

if a decrease in the value of the investment is other-than-temporary. Prior to their consolidation and during the year ended December 31, 2009, we recognized a non-cash charge of $16 million representing the other-than-temporary decline in the fair values below the carrying values of two of the Company’s Bellevue, Washington joint ventures, which were previously accounted for under the equity method. The Company did not recognize any other-than-temporary decrease in the value of its other investments in unconsolidated joint ventures during the years ended December 31, 2010 and 2009.

Summarized combined financial information relating to all the unconsolidated joint ventures operations (not just our proportionate share), is presented below for the three years ended December 31, 2010 (dollars in thousands):

	Year Ended December 31,
	2010	2009(a)	2008(a)

For the year ended:
Revenues	$60,234	$48,575	$43,486
Real estate depreciation and amortization	28,744	21,133	22,509
Net loss	(29,737)	(11,719)	(18,167)
UDR recorded loss from unconsolidated entities	(4,204)	(18,665)	(3,612)

(a)	Includes results of operations of equity method joint ventures through the effective date of consolidation. See “Consolidated Joint Ventures” above.

Combined summary balance sheets relating to all the unconsolidated joint ventures (not just our proportionate share) is presented below for the years ended December 31, (dollars in thousands):

	2010	2009

Real estate, net	$2,692,167	$320,786
Total assets	2,807,886	332,694
Amount due to UDR	672	779
Third party debt	1,524,872	254,000
Total liabilities	1,580,733	265,091
Non-controlling interest	69,445	—
Equity	1,157,708	67,603

As of December 31, 2010, the Company had deferred fees and deferred profit from the sale of properties of $28.9 million, the majority of which the Company will not recognize until the underlying properties are sold to a third party. The Company recognized $3.2 million of management fees during the year ended December 31, 2010 for our involvement in the joint ventures.

The Company may be required to make additional capital contributions to certain of our joint ventures should additional capital contributions be necessary to fund development costs or operating shortfalls.

6.	SECURED DEBT

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established the interest rate for the underlying debt instrument. Secured debt, which encumbers $3.1 billion or 45% of UDR’s real estate owned based upon gross

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

book value ($3.8 billion or 55% of UDR’s real estate owned is unencumbered) consists of the following as of December 31, 2010 (dollar amounts in thousands):

			2010
	Principal Outstanding		Weighted	Weighted	Number of
	December 31,		Average	Average	Communities
	2010	2009	Interest Rate	Years to Maturity	Encumbered

Fixed Rate Debt
Mortgage notes payable	$292,236	$506,203	5.18%	2.8	8
Tax-exempt secured notes payable	13,325	13,325	5.30%	20.2	1
Fannie Mae credit facilities	897,318	949,971	5.32%	6.4	14

Total fixed rate secured debt	1,202,879	1,469,499	5.29%	5.7	23
Variable Rate Debt
Mortgage notes payable	405,641	243,810	2.33%	2.6	14
Tax-exempt secured note payable	94,700	27,000	1.05%	19.2	2
Fannie Mae credit facilities	260,450	249,125	1.68%	5.1	32

Total variable rate secured debt	760,791	519,935	1.95%	5.5	48

Total secured debt	$1,963,670	$1,989,434	3.99%	5.6	71

UDR entered into secured revolving credit facilities with Fannie Mae with an aggregate commitment of $1.4 billion at December 31, 2010. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at our option. We have $897.3 million of the funded balance fixed at a weighted average interest rate of 5.3% and the remaining balance on these facilities is currently at a weighted average variable rate of 1.7%. Further information related to these credit facilities is as follows:

	December 31,	December 31,
	2010	2009
	(dollar amounts in thousands)

Borrowings outstanding	$1,157,768	$1,199,096
Weighted average borrowings during the period ended	1,198,771	1,033,658
Maximum daily borrowings during the period ended	1,209,739	1,199,322
Weighted average interest rate during the period ended	4.6%	4.6%
Weighted average interest rate at the end of the period	4.5%	4.6%

The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair market adjustment was a net discount of $694,000 and $987,000 at December 31, 2010 and 2009, respectively.

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

Secured credit facilities.  At December 31, 2010, UDR’s fixed rate secured credit facilities consisted of $897.3 million on a $1.4 billion aggregate commitment under five revolving secured credit facilities with Fannie Mae (the Company also owes $260.5 million under the variable rate component of this instrument). The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at our option. As of December 31, 2010, the fixed rate Fannie Mae credit facilities had a weighted average fixed rate of interest of 5.3%.

Variable Rate Debt

Mortgage notes payable.  Variable rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from January 2011 through April 2016. The mortgage notes payable interest is based on LIBOR plus some basis points, which translate into interest rates ranging from 0.94% to 5.25% at December 31, 2010.

Tax-exempt secured note payable.  The variable rate mortgage notes payable that secures tax-exempt housing bond issues mature at various dates from August 2019 and March 2030. Interest on this note is payable in monthly installments. The mortgage notes payable have interest rates of 1.05% and 1.07% as of December 31, 2010.

Secured credit facilities.  The variable rate secured credit facilities consisted of $260.5 million outstanding on the Fannie Mae credit facilities. As of December 31, 2010, the variable rate Fannie Mae credit facilities had a weighted average floating rate of interest of 1.7%.

The aggregate maturities of our secured debt due during each of the next five calendar years and thereafter are as follows (dollars in thousands):

	Fixed			Variable
	Mortgage	Tax-Exempt	Credit	Mortgage	Tax Exempt	Credit
	Notes	Notes Payable	Facilities	Notes	Notes Payable	Facilities	Total

2011	$78,978	$—	$2,808	$130,215	$—	$39,513	$251,514
2012	57,397	—	177,944	59,285	—	59,529	354,155
2013	62,021	—	38,631	38,509	—	—	139,161
2014	382	—	3,328	101,102	—	—	104,812
2015	403	—	3,522	16,313	—	—	20,238
Thereafter	93,055	13,325	671,085	60,217	94,700	161,408	1,093,790

Total	$292,236	$13,325	$897,318	$405,641	$94,700	$260,450	$1,963,670

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	UNSECURED DEBT

A summary of unsecured debt as of December 31, 2010 and 2009 is as follows (dollars in thousands):

	December 31,
	2010	2009

Commercial Banks
Borrowings outstanding under an unsecured credit facility due July 2012(a)	31,750	189,300
Senior Unsecured Notes
3.90% Medium-Term Notes due March 2010 (includes premium of $34)	—	50,034
3.625% Convertible Senior Notes due September 2011 (net of Subtopic 470-20 discount of $1,138 and $3,351)(b),(d),(h)	95,961	122,984
5.00% Medium-Term Notes due January 2012	100,000	100,000
3.04% Term Notes due December 2013(c)	100,000	100,000
6.05% Medium-Term Notes due June 2013	122,500	122,500
5.13% Medium-Term Notes due January 2014(e)	184,000	184,000
5.50% Medium-Term Notes due April 2014 (net of discount of $226 and $295)(e)	128,274	128,205
5.25% Medium-Term Notes due January 2015 (includes discount of $519 and $177)(e),(f)	324,656	175,352
5.25% Medium-Term Notes due January 2016	83,260	83,260
2.26% Term Notes due January 2016	150,000	—
3.76% Term Notes due January 2016	100,000	—
8.50% Debentures due September 2024	15,644	15,644
4.00% Convertible Senior Notes due December 2035 (net of Subtopic 470-20 discount of $0 and $1,916)(g),(h)	167,750	165,834
Other	39	42

	1,572,084	1,247,855

	$1,603,834	$1,437,155

(a)	Our unsecured credit facility provides us with an aggregate borrowing capacity of $600 million, which at our election we can increase to $750 million under certain circumstances. Our unsecured credit facility with a consortium of financial institutions carries an interest rate equal to LIBOR plus a spread of 47.5 basis points (0.9% interest rate at December 31, 2010) and matures in July 2012. In addition, the unsecured credit facility contains a provision that allows us to bid up to 50% of the commitment and we can bid out the entire unsecured credit facility once per quarter so long as we maintain an investment grade rating.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(c)	The Company had an interest rate swap agreement related to these notes, which expired during the year ended December 31, 2010. The notes carried a variable interest rate of 3.04% at December 31, 2010 and a fixed interest rate of 6.26% at December 31, 2009.

(d)	During the year ended December 31, 2010, the Company repurchased some of its 3.625% convertible Senior Notes in open market purchases. As a result of these transactions, we retired debt with a notional value of $29.2 million for $29.4 million of cash. Consistent with our accounting policy, the Company expensed $206,000 of unamortized financing costs and $599,000 of unamortized discount on convertible debt as a result of these debt retirements for the year ended December 31, 2010. The loss of $1.0 million is included within a separate component of interest expense on our Consolidated Statements of Operations for the year ended December 31, 2010.

(e)	During the year ended December 31, 2009, the Company repurchased several different traunches of its unsecured debt in open market purchases resulting in retired debt with a notional value of $238.9 million for $222.3 million of cash. The gain of $9.8 million is presented as a separate component of interest expense on our Consolidated Statements of Operations for the year ended December 31, 2009. Consistent with our accounting policy, the Company expensed $2.3 million of unamortized financing costs and $3.4 million of unamortized discount on convertible debt as a result of these debt retirements for the year ended December 31, 2009.

(f)	On December 7, 2009, the Company entered into an Amended and Restated Distribution Agreement with respect to the issue and sale by the Company from time to time of its Medium-Term Notes, Series A Due Nine Months or More From Date of Issue. During the three months ended March 31, 2010, the Company issued $150 million of 5.25% senior unsecured medium-term notes under the Amended and Restated Distribution Agreement. These notes were priced at 99.46% of the principal amount at issuance and had a discount of $519,000 at December 31, 2010.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

circumstances. The Company’s Special Dividend paid in January 2009 met the criteria to adjust the conversion rate and the conversion rate was adjusted to 38.7123 shares of our Common Stock for each $1,000 of principal (equivalent to a conversion price of approximately $25.83 per share).

(h)	During the year ended December 31, 2009, pursuant to a cash tender offer announced on August 4, 2009, the Company repurchased $37.5 million in aggregate principal amount of its 8.50% Debentures due September 15, 2024 for $41.2 million of cash. In connection with this repurchase, the Company recorded a premium and related transaction costs. The tender offer expired on September 3, 2009.

Subtopic 470-20 applies to all convertible debt instruments that have a “net settlement feature”, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. This guidance requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. The Company adopted provisions under Subtopic 470-20 as of January 1, 2009, and the adoption impacted the historical accounting for the 3.625% convertible senior notes due September 2011 and the 4.00% convertible senior notes due December 2035, and resulted in increased interest expense of $3.5 million, $4.3 million, and $6.6 million for the years ended December 31, 2010, 2009, and 2008, respectively.

The following is a summary of short-term bank borrowings under UDR’s bank credit facility at December 31, 2010 and 2009 (dollars in thousands):

	December 31,
	2010	2009

Total revolving credit facility	$600,000	$600,000
Borrowings outstanding at end of year(1)	31,750	189,300
Weighted average daily borrowings during the year	161,260	83,875
Maximum daily borrowings during the year ended	337,600	279,400
Weighted average interest rate during the year	0.8%	0.9%
Interest rate at end of the year	0.9%	0.7%

(1)	Excludes $4.8 million of letters of credit at December 31, 2010

The convertible notes are convertible at the option of the holder and, as such, are presented as if the holder will convert the debt instrument at the earliest available date. The aggregate maturities of unsecured debt for the five years subsequent to December 31, 2010 are as follows (dollars in thousands):

	Bank	Unsecured
	Lines	Debt	Total

2011(a)	$—	$95,769	$95,769
2012	31,750	99,808	131,558
2013	—	222,308	222,308
2014	—	312,353	312,353
2015	—	325,167	325,167
Thereafter	—	516,679	516,679

	$31,750	$1,572,084	$1,603,834

(a)	The convertible debt balances have been adjusted to reflect the effect of Subtopic 470-20. Excluding the adjustment, total maturities in 2011 would be $97.1 million.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	STOCKHOLDERS’ EQUITY

UDR has an effective registration statement that allows the Company to sell an undetermined number of debt and equity securities as defined in the prospectus. The Company has the ability to issue 250,000,000 shares of common stock and 50,000,000 shares of preferred shares as of December 31, 2010.

During the year ended December 31, 2010, the Company entered into the following equity transactions for our common stock:

•	Issued 6,144,367 shares of common stock in connection with an “at the market” equity distribution program where we received gross proceeds of approximately $110.8 million;

•	Issued 18,400,000 shares of common stock in connection with an underwritten public offering where we received gross proceeds of approximately $374.4 million;

•	Issued 553,097 shares of common stock in connection with stock options exercised;

•	Issued 1,009,440 shares of common stock through the Company’s 1999 Long-Term Incentive Plan (the “LTIP”), net of forfeitures; and

•	Converted 923,944 OP Units into Company common stock.

Distributions are subject to the approval of the Board of Directors and are dependent upon our strategy, financial condition and operating results. UDR common distributions for the years ended December 31, 2010 and 2009 totaled $0.73 and $0.85 per share, respectively. For taxable years ending on or before December 31, 2010, the IRS is allowing REITS to distribute up to 90% of total distributions in common shares with the residual distributed in cash as a means of enhancing liquidity.

Preferred Stock

The Series E Cumulative Convertible Preferred Stock (“Series E”) has no stated par value and a liquidation preference of $16.61 per share. Subject to certain adjustments and conditions, each share of the Series E is convertible at any time and from time to time at the holder’s option into one share of our common stock prior to the Special Dividend (1.083 shares after the Special Dividend). The holders of the Series E are entitled to vote on an as-converted basis as a single class in combination with the holders of common stock at any meeting of our stockholders for the election of directors or for any other purpose on which the holders of common stock are entitled to vote. The Series E has no stated maturity and is not subject to any sinking fund or any mandatory redemption.

Distributions declared on the Series E for the years ended December 31, 2010 and 2009 were $1.33 per share. The Series E is not listed on any exchange. At December 31, 2010 and 2009, a total of 2,803,812 shares of the Series E were outstanding.

UDR is authorized to issue up to 20,000,000 shares of the Series F Preferred Stock (“Series F”). The Series F may be purchased by holders of UDR’s operating partnership units, or OP Units, at a purchase price of $0.0001 per share. OP Unitholders are entitled to subscribe for and purchase one share of UDR’s Series F for each OP Unit held. A total of 3,208,706 and 2,959,428 shares of the Series F were outstanding at a value of $321 and $296 at December 31, 2010 and 2009, respectively. Holders of the Series F are entitled to one vote for each share of the Series F they hold, voting together with the holders of our common stock, on each matter submitted to a vote of security holders at a meeting of our stockholders. The Series F does not entitle its holders to any other rights, privileges or preferences.

In May 2007, UDR issued 5,400,000 shares of the 6.75% Series G Cumulative Redeemable Preferred Stock (“Series G”). The Series G has no stated par value and a liquidation preference of $25 per share. The Series G generally has no voting rights except under certain limited circumstances and as required by law. The

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series G has no stated maturity and is not subject to any sinking fund or mandatory redemption and is not convertible into any of our other securities. The Series G is not redeemable prior to May 31, 2012. On or after this date, the Series G may be redeemed for cash at our option, in whole or in part, at a redemption price of $25 per share plus accrued and unpaid dividends. During the years ended December 31, 2010 and 2009, the Company repurchased 27,400 and 997,738 shares of Series G, respectively, for less than the liquidation preference of $25 per share resulting in a $25,000 and $2.6 million benefit to our net income/(loss) attributable to common stockholders, respectively.

Distributions declared on the Series G for the year ended December 31, 2010 and 2009 was $1.69 per share. The Series G is listed on the NYSE under the symbol “UDRPrG.” At December 31, 2010 and 2009, a total of 3,405,562 and 3,432,962 shares of the Series G were outstanding, respectively.

Distribution Reinvestment and Stock Purchase Plan

UDR’s Distribution Reinvestment and Stock Purchase Plan (the “Stock Purchase Plan”) allows common and preferred stockholders the opportunity to purchase, through the reinvestment of cash dividends, additional shares of UDR’s common stock. From inception through December 31, 2008, shareholders have elected to utilize the Stock Purchase Plan to reinvest their distribution for the equivalent of 9,957,233 shares of Company common stock. Shares in the amount of 13,134,256 were reserved for issuance under the Stock Purchase Plan as of December 31, 2010. During the year ended December 31, 2010, UDR acquired all shares issued through the open market.

9.	EMPLOYEE BENEFIT PLANS

In May 2001, the stockholders of UDR approved the long term incentive plan (“LTIP”), which supersedes the 1985 Stock Option Plan. The LTIP authorizes the granting of awards which may take the form of options to purchase shares of common stock, stock appreciation rights, restricted stock, dividend equivalents, other stock-based awards, and any other right or interest relating to common stock or cash incentive awards to Company directors, employees and outside trustees to promote the success of the Company by linking individual’s compensation via grants of share based payment. During the year ended December 31, 2009, the stockholders of UDR voted to amend and restate the LTIP to increase the number of shares reserved from 4,000,000 shares to 16,000,000 shares on an unadjusted basis for issuance upon the grant or exercise of awards under the LTIP, which all can be for incentive stock option grants. The LTIP generally provides, among other things, that options are granted at exercise prices not lower than the market value of the shares on the date of grant and that options granted must be exercised within 10 years. As of December 31, 2010, there were 9,019,122 common shares available for issuance under the LTIP.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of UDR’s stock option activity on an unadjusted basis during the three years ended December 31, 2010 is as follows:

	Option Outstanding		Option Exercisable
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price

Balance, January 1, 2008	1,078,659	$11.25
Granted	465,841	26.55
Exercised	(220,333)	10.67
Forfeited	—	—

Balance, December 31, 2008	1,324,167	16.73	1,124,167	$15.01

Granted	3,260,752	10.24
Exercised	(153,525)	8.95
Forfeited	(20,570)	10.33

Balance, December 31, 2009	4,410,824	11.85	1,475,311	$13.84

Granted	—	—
Exercised	(565,820)	10.69
Forfeited	(7,827)	25.10

Balance, December 31, 2010	3,837,177	$12.00	1,880,168	$13.19

Total remaining compensation cost related to unvested share options as of December 31, 2010 was approximately $1.4 million.

The weighted average remaining contractual life on all options outstanding as of December 31, 2010 is 13.9 years. 3,287,639 of share options had exercise prices between $10.06 and $10.30; 53,004 of share options had exercise prices between $13.15 and $13.74; 496,534 of share options had exercise prices between $24.38 and $25.10.

During the years ended December 31, 2010, 2009, and 2008 we recognized $1.3 million, $1.3 million, and $372,000 of net compensation expense related to outstanding stock options.

Restricted Stock Awards

Restricted stock is granted to Company employees, officers, consultants, and directors. The restricted stock is valued on the grant date based upon the market price of UDR common stock on the date of grant. Compensation expense is recorded over the vesting period, which is generally three to four years. Restricted stock earn dividends payable in cash until the earlier of the date of the underlying restricted stock is exercised or the expiration of the underlying restricted stock award. Some of the restricted stock is performance based and is adjusted based on the Company’s performance. For the years ended December 31, 2010, 2009 and 2008, we recognized $12.2 million, $7.6 million, and $7.0 million of compensation expense related to the amortization of restricted stock, respectively. As of December 31, 2010, the Company had issued 2,750,363 shares of restricted stock under the LTIP. The total remaining compensation cost on unvested restricted stock awards was $14.0 million and has a weighted average remaining contractual life of 2.0 years as of December 31, 2010.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Profit Sharing Plan

Our profit sharing plan (the “Plan”) is a defined contribution plan covering all eligible full-time employees. Under the Plan, UDR makes discretionary profit sharing and matching contributions to the Plan as determined by the Compensation Committee of the Board of Directors. Aggregate provisions for contributions, both matching and discretionary, which are included in UDR’s Consolidated Statements of Operations for the three years ended December 31, 2010, 2009, and 2008 were $0.7 million, $0.7 million, and $0.9 million, respectively.

10.	INCOME TAXES

For 2010, 2009, and 2008, UDR believes that we have complied with the REIT requirements specified in the Code. As such the REIT would generally not be subject to federal income taxes.

The following table reconciles UDR’s net income to REIT taxable income for the three years ended December 31, (dollars in thousands):

	December 31,
	2010	2009	2008

Net (loss)/income attributable to common stockholders	$(112,362)	$(95,858)	$688,708
Book to tax differences
Elimination of TRS loss	43,206	49,012	44,436
Depreciation and amortization	75,109	50,745	52,662
Disposition of properties	2,102	103,296	(449,599)
Revenue recognition	(3,722)	161	(1,897)
Operating expense	(7,353)	(5,285)	(19,197)
Other adjustments	9,488	7,893	50,609

REIT taxable income before dividends	$6,468	$109,964	$365,722

Dividend paid deduction	$95,072	$109,964	$365,722

For income tax purposes, distributions paid to common stockholders may consist of ordinary income, qualified dividends, capital gains, unrecaptured section 1250 gains, return of capital, or a combination thereof. Distributions that exceed our current and accumulated earnings and profits constitute a return of capital rather than taxable income and reduce the stockholder’s basis in their common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholder’s basis in the common shares, it generally will be treated as a gain from the sale or exchange of that stockholder’s common shares. For the three years ended December 31, 2010, taxable distributions paid per common share were taxable as follows:

	December 31,
	2010	2009	2008

Ordinary income	$0.69	$0.08	$0.20
Long-term capital gain	0.03	0.54	1.82
Unrecapture section 1250 gain	0.01	0.05	0.59

	$0.73	$0.67	$2.61

We have Taxable REIT Subsidiaries (“TRS”) that are subject to state and federal income taxes. A TRS is a C-corporation which has not elected REIT status and as such is subject to United States Federal and state

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income tax. The components of the provision for income taxes for the three years ended December 31, are as follows (dollars in thousands):

	December 31,
	2010	2009	2008

Income tax (benefit)/expense
Current
Federal	$(3,510)	$(11,925)	$2,421
State	977	(2,573)	(1,873)

Total current	(2,533)	(14,498)	548

Deferred
Federal	119	12,030	(10,504)
State	(119)	2,779	83

Total deferred	—	14,809	(10,421)

Total income tax (benefit)/expense	$(2,533)	$311	$(9,873)

Deferred income taxes are provided for the change in temporary differences between the basis of certain assets and liabilities for financial reporting purposes and income tax reporting purposes. The expected future tax rates are based upon enacted tax laws. The components of our TRS deferred tax assets and liabilities are as follows for the three years ended December 31, (dollars in thousands):

	2010	2009	2008

Deferred tax assets:
Federal and state tax attributes	$33,053	$20,239	$21,123
Book/tax depreciation	9,708	3,946	3,851
Construction capitalization differences	5,235	3,045	468
Investment in partnerships	3,346	4,711	—
Debt and interest deductions	10,784	8,175	12,262
Other	586	285	270

Total deferred tax assets	62,712	40,401	37,974
Valuation allowance	(55,516)	(33,554)	(15,304)

Net deferred income tax assets	7,196	6,847	22,670

Deferred tax liabilities
Investment in partnerships	—	—	(177)
Other	(640)	(291)	(1,149)

Total deferred tax liabilities	(640)	(291)	(1,326)

Net deferred tax asset	$6,556	$6,556	$21,344

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax (benefit) or expense differed from the amounts computed by applying the U.S. statutory rate of 35% to pretax income or (loss) for the three years ended December 31, 2010, as follows (dollars in thousands):

	December 31,
	2010	2009	2008

Income tax (benefit)/expense
U.S. federal income tax benefit	$(16,006)	$(17,042)	$(19,019)
State income tax (net of federal benefit)	19	(1,391)	(1,991)
Other items	(5,100)	1,260	1
Valuation allowance	18,554	17,484	11,136

Total income tax (benefit)/expense	$(2,533)	$311	$(9,873)

Classification of income tax (benefit)/expense
Continuing operations	$(2,533)	$311	$(9,713)
Discontinued operations	—	—	(160)

As of December 31, 2010, the Company through our TRS had federal net loss carryovers (“NOL”) of approximately $81.4 million. Of the total NOL, $20.5 million will be expiring in 2028, $30.0 million expiring in 2029 and the remaining $30.9 million expiring in 2030. As of December 31, 2010, the TRS had state NOL of approximately $92.0 million, of which approximately $1.8 million begins to expire in 2012 with the remainder expiring in 2020 through 2030. As of December 31, 2010, the Company had a valuation allowance of $55.5 million against 100% of its deferred tax assets and 78% of its federal net operating losses. During the year ended December 31, 2010, the Company had a net change of $21.9 million in the valuation allowance.

FASB ASC 740, Income Taxes (“Topic 740”) (formerly FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109”) defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Topic 740 requires the financial statements reflect expected future tax consequences of income tax positions presuming the taxing authorities’ full knowledge of the tax position and all relevant facts, but without considering time values. Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.

The Company evaluates our tax position using a two-step process. First, we determine whether a tax position is more likely than not (greater than 50 percent probability) to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Then the Company will determine the amount of benefit to recognize and record the amount of the benefit that is more likely than not to be realized upon ultimate settlement. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in income tax expense. As of December 31, 2008, we reduced our recognized tax benefits as a result of a change in measurement of certain items. As of December 31, 2010 and 2009, UDR does not believe we have any unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties is as follows (dollars in thousands):

	December 31,
	2010	2009	2008

Balance at beginning of year	$—	$—	$415
Reductions for tax positions of prior years	—	—	(415)

	$—	$—	$—

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total amount of unrecognized tax benefits that, if recognized would affect the effective rate is $0. We do not currently believe the unrecognized tax benefits will change significantly within the next 12 months.

We recognize interest and penalties accrued related to unrecognized tax benefits as a component of the provision for income taxes. During the year ended December 31, 2010, the Company recognized $0 in interest and penalties. As of December 31, 2010 and 2009, UDR had $0 of interest and penalties accrued, respectively.

The Company files income tax returns in federal and various state jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local income tax examination by tax authorities for years prior to 2007.

11.	NONCONTROLLING INTERESTS

Redeemable noncontrolling interests in operating partnerships

Interests in operating partnerships held by limited partners are represented by operating partnership units (“OP Units”). The income is allocated to holders of OP Units based upon net income attributable to common stockholders and the weighted average number of OP Units outstanding to total common shares plus OP Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to non-controlling interests in accordance with the terms of the individual partnership agreements.

Limited partners have the right to require the Operating Partnership to redeem all or a portion of the OP Units held by the limited partner at a redemption price equal to and in the form of the Cash Amount [as defined in the limited partnership agreement of the Operating Partnership (the “Partnership Agreement”)], provided that such OP Units have been outstanding for at least one year. UDR, as the general partner of the Operating Partnership may, in its sole discretion, purchase the OP Units by paying to the limited partner either the Cash Amount or the REIT Share Amount (generally one share of common stock of the Company for each OP Unit), as defined in the Partnership Agreement. Accordingly, the Company records the OP Units outside of permanent equity and reports the OP Units at their redemption value using the Company’s stock price at each balance sheet date.

The following table sets forth redeemable noncontrolling interests in the Operating Partnership for the following periods (dollars in thousands):

	Years Ended December 31,
	2010	2009

Beginning redeemable noncontrolling interests in the OP	$98,758	$108,092
Mark to market adjustment to redeemable noncontrolling interests in the OP	48,236	15,519
Conversion of OP Units to Common Stock	(18,429)	(21,117)
Forfeitures of Out-Performance Partnership Shares	—	(1,458)
Repurchase of OP units from redeemable noncontrolling interests	(327)	—
Net loss attributable to redeemable noncontrolling interests in the OP	(3,835)	(4,282)
Distributions to redeemable noncontrolling interests in the OP	(5,228)	(6,081)
Issuance of OP Units through Special Dividend	—	7,297
Allocation of other comprehensive (loss)/income	(118)	788

Ending redeemable noncontrolling interests in the OP	$119,057	$98,758

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following sets forth net loss attributable to common stockholders and transfers from redeemable noncontrolling interests in the Operating Partnership for the following periods (dollars in thousands):

	Years Ended December 31,
	2010	2009	2008

Net (loss)/income attributable to common stockholders	$(112,362)	$(95,858)	$688,708
Conversion of OP units to UDR Common Stock	18,429	21,117	12,175

Change in equity from net (loss)/income attributable to common
stockholders and conversion of OP units to UDR Common Stock	$(93,933)	$(74,741)	$700,883

Non-controlling interests

Non-controlling interests represent interests of unrelated partners in certain consolidated affiliates, and is presented as part of equity in the Consolidated Balance Sheets since these interests are not redeemable into any other ownership interests of the Company. During the years ended December 31, 2010, 2009, and 2008, net income attributable to non-controlling interests was $146,000; $191,000 and $202,000, respectively.

12.	FAIR VALUE OF DERIVATIVES AND FINANCIAL INSTRUMENTS

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of December 31, 2010 and 2009 are summarized as follows (dollars in thousands):

		Fair Value at December 31, 2010 Using
		Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Description:
Available-for-sale equity securities	$3,866	$3,866	$—	$—
Derivatives- Interest rate contracts(c)	514	—	514	—

Total assets	$4,380	$3,866	$514	$—

Derivatives- Interest rate contracts(c)	$6,597	$—	$6,597	$—
Contingent purchase consideration(d)	5,402	—	—	5,402
Secured debt instruments- fixed rate:(a)
Mortgage notes payable	306,515	—	—	306,515
Tax-exempt secured notes payable	13,885	—	—	13,885
Fannie Mae credit facilities	927,413	—	—	927,413
Secured debt instruments- variable rate:(a)
Mortgage notes payable	405,641	—	—	405,641
Tax-exempt secured notes payable	94,700	—	—	94,700
Fannie Mae credit facilities	260,450	—	—	260,450
Unsecured debt instruments:(b)
Commercial bank	31,750	—	—	31,750
Senior Unsecured Notes	1,625,492	264,849	—	1,360,643

Total liabilities	$3,677,845	$264,849	$6,597	$3,406,399

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value at December 31, 2009 Using
		Quoted Prices in	Significant
		Active Markets for	Other	Significant
		Identical Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Description:
Available-for-sale debt securities- Corporate debt	$37,650	$37,650	$—	$—
Derivatives- Interest rate contracts(c)	2,294	—	2,294	—

Total assets	$39,944	$37,650	$2,294	$—

Derivatives- Interest rate contracts(c)	$5,947	$—	$5,947	$—
Secured debt instruments- fixed rate:(a)
Mortgage notes payable	516,578	—	—	516,578
Tax-exempt secured notes payable	13,540	—	—	13,540
Fannie Mae credit facilities	952,468	—	—	952,468
Secured debt instruments- variable rate:(a)
Mortgage notes payable	243,810	—	—	243,810
Tax-exempt secured notes payable	27,000	—	—	27,000
Fannie Mae credit facilities	249,125	—	—	249,125
Unsecured debt instruments:(b)
Commercial bank	189,300	—	—	189,300
Senior Unsecured Notes	1,247,512	294,085	—	953,427

Total liabilities	$3,445,280	$294,085	$5,947	$3,145,248

(a)	See Note 6, Secured Debt

(b)	See Note 7, Unsecured Debt

(c)	See Note 10, Derivatives and Hedging Activity

(d)	As of March 31, 2010, the Company accrued a liability of $6 million related to a contingent purchase consideration on one of its properties. The contingent consideration was determined based on the fair market value of the related asset which is estimated using Level 3 inputs utilized in a third party appraisal. The Company paid approximately $635,000 of the liability in 2010.

Financial Instruments Carried at Fair Value

The fair values of the corporate debt securities and equity securities are determined by Level 1 inputs which utilize quoted prices in active markets where we have the ability to access values for identical assets.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cost, gross unrealized gains and fair values of the Company’s investments at December 31, 2010 and 2009 are as follows (dollars in thousands):

	Corporate Debt	Corporate Equity	Total Available-
	Securities- U.S.	Securities- U.S.	for-Sale Securities

As of December 31, 2010:
Cost(a)	$—	$374	$374
Gross unrealized gains	—	3,492	3,492

Estimated fair value (net carrying amount)	$—	$3,866	$3,866

As of December 31, 2009:
Cost(a)	$33,066	$—	$33,066
Gross unrealized gains	4,584	—	4,584

Estimated fair value (net carrying amount)	$37,650	$—	$37,650

(a)	Amortized cost is presented for corporate debt securities.

Proceeds from the sale of available for sale securities during the year ended December 31, 2010 were $39.5 million, resulting in gross realized gains of $4.7 million. These gains are included in “Other income” in the Consolidated Statements of Operations.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2010 and 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

We estimate the fair value of our Convertible Senior Unsecured Notes based on Level 1 inputs which utilize quoted prices in active markets where we have the ability to access value for identical liabilities.

Redeemable non-controlling interests in the Operating Partnership have a redemption feature and are marked to its redemption value. The redemption value is based on the fair value of the Company’s Common Stock at the redemption date, and therefore, is calculated based on the fair value of the Company’s Common Stock at the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable non-controlling interests in the Operating Partnership are classified as Level 2.

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments Not Carried at Fair Value

At December 31, 2010, the fair values of cash and cash equivalents, restricted cash, notes receivable, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

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

We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. In 2009, we recognized a non-cash charge of $16 million representing the other-than-temporary decline in fair values below the carrying values of two of our unconsolidated joint ventures. The Company did not recognize any other-than-temporary decrease in the value of its other investments in unconsolidated joint ventures during the years ended December 31, 2010 and 2009.

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

13.	DERIVATIVES AND HEDGING ACTIVITY

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated Other Comprehensive Income/(Loss)” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2010 and 2009, the Company recorded less than a $1,000 loss of ineffectiveness in earnings attributable to reset date and index mismatches between the derivative and the hedged item, and the fair value of interest rate swaps that were not zero at inception of the hedging relationship.

Amounts reported in “Accumulated Other Comprehensive Income/(Loss)” related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through December 31, 2011, the Company estimates that an additional $6.7 million will be reclassified as an increase to interest expense.

As of December 31, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

	Number of
Interest Rate Derivative	Instruments	Notional

Interest rate swaps	15	$455,287
Interest rate caps	3	$137,004

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging (formerly SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”) (“Topic 815”). Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a loss of $991,000 for the year ended December 31, 2010, and a gain of $593,000 for the year ended December 31, 2009. As of December 31,

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2010, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollar amounts in thousands):

	Number of
Product	Instruments	Notional

Interest rate caps	5	$309,984

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2010.

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance Sheet	December 31,	December 31,	Balance Sheet	December 31,	December 31,
	Location	2010	2009	Location	2010	2009

Derivatives designated as hedging instruments:
Interest Rate Products	Other Assets	$243	$1,348	Other Liabilities	$6,597	$5,282

Total		$243	$1,348		$6,597	$5,282

Derivatives not designated as hedging instruments:
Interest Rate Products	Other Assets	$271	$946	Other Liabilities	$—	$665

Total		$271	$946		$—	$665

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of
Operations

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 (dollar amounts in thousands):

Location of Loss
						Recognized in	Amount of Gain or (Loss)
			Location of Loss			Income on	Recognized
			Reclassified	Amount of Gain or (Loss)		Derivative	in Income on Derivative
	Amount of Gain or (Loss)		from	Reclassified from		(Ineffective	(Ineffective
	Recognized in		Accumulated	Accumulated OCI		Portion	Portion and Amount
Derivatives in	OCI on Derivative (Effective		OCI	into Income (Effective		and Amount	Excluded from
Topic 815 Cash	Portion)		into Income	Portion)		Excluded from	Effectiveness Testing)
Flow Hedging	December 31,	December 31,	(Effective	December 31,	December 31,	Effectiveness	December 31,	December 31,
Relationships	2010	2009	Portion)	2010	2009	Testing)	2010	2009

Interest Rate Products	$(9,273)	$(3,949)	Interest expense	$(6,777)	$(12,082)	Other expense	$(1)	$—

Total	$(9,273)	$(3,949)		$(6,777)	$(12,082)		$(1)	$—

		Amount of
		Gain
		Recognized in
		Income on
Derivatives Not Designated as	Location of Gain or	Derivative
Hedging Instruments Under	(Loss) Recognized in	December 31,	December 31,
Topic 815	Income on Derivative	2010	2009

Interest Rate Products	Other income/(expense)	$(991)	$593

Total		$(991)	$593

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7.1 million. As of December 31, 2010, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2010, it would have been required to settle its obligations under the agreements at their termination value of $7.1 million.

14.	COMMITMENTS AND CONTINGENCIES

Commitments

Real Estate Under Development

The Company is committed to completing our real estate projects under development. As of December 31, 2010, the Company had four wholly owned properties under development with estimated costs of $338.9 million of which $97.9 million was incurred to date.

Ground and Other Leases

UDR owns five communities which are subject to ground leases expiring between 2019 and 2072. In addition, UDR is party to various operating leases related to office space rented by the Company with expiration dates though 2016. The leases are accounted for in accordance with FASB ASC 840, Leases. Future minimum lease payments as of December 31, 2010 are as follows (dollars in thousands):

	Ground	Office
	Leases(a)	Space

2011	$4,557	$671
2012	4,557	423
2013	4,557	441
2014	4,557	460
2015	4,557	479
Thereafter	294,866	50

	$317,651	$2,524

(a)	For purposes of our ground lease contracts, the Company uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a reset provision based on the communities

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

appraised value or consumer price index but does not included a specified minimum lease payment, the Company uses the current rent over the remainder of the lease term.

UDR incurred $4.8 million, $5.0 million, and $4.1 million of ground rent expense for the years ended December 31, 2010, 2009, and 2008, respectively. The Company incurred $1.1 million, $2.0 million, and $1.4 million of rent expense related to office space for the years ended December 31, 2010, 2009, and 2008, respectively.

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

15.	REPORTABLE SEGMENTS

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

UDR’s two reportable segments are same communities and non-mature/other communities:

•	Same store communities represent those communities acquired, developed, and stabilized prior to January 1, 2009, and held as of December 31, 2010. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

•	Non-mature/other communities represent those communities that were acquired or developed in 2008, 2009 or 2010, sold properties, redevelopment properties, properties classified as real estate held for disposition, condominium conversion properties, joint venture properties, properties managed by third parties, and the non-apartment components of mixed use properties.

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

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three years ended December 31, 2010, 2009, or 2008.

The accounting policies applicable to the operating segments described above are the same as those described in Note 2, Significant Accounting Policies. The following table details rental income and NOI for UDR’s reportable segments for the years ended December 31, 2010, 2009, and 2008, and reconciles NOI to (loss)/income from continuing operations per the consolidated statement of operations (dollars in thousands):

	December 31,
	2010	2009	2008

Reportable apartment home segment rental income
Same Communities
Western Region	$225,236	$231,554	$227,251
Mid-Atlantic Region	153,468	150,849	141,232
Southeastern Region	115,664	116,976	119,569
Southwestern Region	45,420	45,416	39,206
Non-Mature communities/Other	94,080	58,104	75,747

Total segment and consolidated rental income	$633,868	$602,899	$603,005

Reportable apartment home segment NOI
Same Communities
Western Region	$154,285	$162,365	$159,619
Mid-Atlantic Region	104,909	103,022	95,781
Southeastern Region	72,597	73,095	74,643
Southwestern Region	26,169	25,629	22,373
Non-Mature communities/Other	53,104	34,349	44,570

Total segment and consolidated NOI	411,064	398,460	396,986

Reconciling items:
Non-property income	14,347	12,362	27,190
Property management	(17,432)	(16,581)	(16,583)
Other operating expenses	(5,848)	(6,487)	(4,569)
Depreciation and amortization	(303,446)	(278,391)	(251,984)
Interest, net	(150,796)	(142,152)	(145,630)
General and administrative	(42,710)	(39,344)	(38,776)
Severance costs and other restructuring charges	(6,803)	—	(653)
Other depreciation and amortization	(4,843)	(5,161)	(4,866)
Loss from unconsolidated entities	(4,204)	(18,665)	(3,612)
Redeemable non-controlling interests in OP	3,835	4,282	(45,875)
Non-controlling interests	(146)	(191)	(202)
Gain on consolidation of joint ventures	—	1,912	—
Net gain on the sale of depreciable property	4,083	2,424	786,364

Net (loss)/income attributable to UDR, Inc.	$(102,899)	$(87,532)	$697,790

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included within non-property income as other income for the year ended December 31, 2008 is net revenue of $2.9 million for insurance related recoveries owed from one of the Company’s joint ventures as a result of Hurricane Ike.

The following table details the assets of UDR’s reportable segments for the years ended December 31, 2010 and 2009 (dollars in thousands):

	December 31,
	2010	2009

Reportable apartment home segment assets
Same Communities
Western Region	$2,399,394	$2,384,168
Mid-Atlantic Region	1,274,669	1,263,755
Southeastern Region	924,481	911,973
Southwestern Region	423,737	418,303
Non-Mature communities/Other	1,859,066	1,336,848

Total segment assets	6,881,347	6,315,047
Accumulated depreciation	(1,638,326)	(1,351,293)

Total segment assets — net book value	5,243,021	4,963,754

Reconciling items:
Cash and cash equivalents	9,486	5,985
Marketable securities	3,866	37,650
Restricted cash	15,447	8,879
Deferred financing costs, net	27,267	26,601
Notes receivable	7,800	7,800
Investment in unconsolidated joint ventures	148,057	14,126
Other assets	74,596	67,822

Total consolidated assets	$5,529,540	$5,132,617

Capital expenditures related to our same communities totaled $44.7 million, $51.3 million, and $79.0 million for the three years ended December 31, 2010, 2009, and 2008, respectively. Capital expenditures related to our non-mature/other communities totaled $3.9 million, $5.0 million, and $4.7 million for the three years ended December 31, 2010, 2009, and 2008, respectively.

Markets included in the above geographic segments are as follows:

i.	Western — Orange County, San Francisco, Monterey Peninsula, Los Angeles, Seattle, San Diego, Inland Empire, Sacramento and Portland

ii. Mid-Atlantic — Metropolitan DC, Baltimore, Richmond, Norfolk, and Other Mid-Atlantic

iii. Southeastern — Tampa, Orlando, Nashville, Jacksonville, and Other Florida

iv. Southwestern — Dallas, Phoenix, Austin, and Houston

16.	RESTRUCTURING CHARGES

As of December 31, 2010, UDR decided to consolidate corporate operations and centralize job functions to its Highlands Ranch, Colorado headquarters from its Richmond, Virginia office. During the fourth quarter

UDR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of 2010, the Company recorded a severance charge of $6.8 million, which includes costs related to these activities in addition to severance related to the retirement of an executive officer of the Company. These costs are reported in the Consolidated Statements of Operations within the line item “Severance costs and other restructuring charges”.

As of December 31, 2008, UDR restructured our operations resulting in a severance related charge of $653,000 reported in the Consolidated Statements of Operations within the line item “Severance costs and other restructuring charges”. The Company incurred this charge as a result of the restructuring and consolidating positions.

17.	UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA

Selected consolidated quarterly financial data for the years ended December 31, 2010 and 2009 is summarized in the table below (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,

2010
Rental income(a)	$151,092	$153,369	$159,795	$167,993
Loss from continuing operations	(25,172)	(28,030)	(28,745)	(29,366)
Income from discontinued operations	146	390	4,140	49
Net loss attributable to common stockholders	(26,435)	(28,968)	(26,134)	(30,825)
Loss per share(b)
Basic and diluted	$(0.17)	$(0.18)	$(0.16)	$(0.17)
2009
Rental income(a)	$150,061	$151,285	$149,756	$149,600
Loss from continuing operations	(13,430)	(14,947)	(40,555)	(25,880)
Income from discontinued operations	7	2,287	800	95
Net loss attributable to common stockholders	(15,429)	(14,858)	(40,776)	(24,795)
Loss per share(b)
Basic and diluted	$(0.11)	$(0.10)	$(0.27)	$(0.16)

(a)	Represents rental income from continuing operations, excluding amounts classified as discontinued operations.

(b)	Quarterly earnings per common share amounts may not total to the annual amounts due to rounding.

[This page is intentionally left blank.]

Report of Independent Registered Public Accounting Firm

The Partners
United Dominion Realty, L.P.

We have audited the accompanying consolidated balance sheets of United Dominion Realty, L.P. (the “Partnership”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, partners’ capital and comprehensive income and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/  Ernst & Young LLP

Denver, Colorado
February 23, 2011

UNITED DOMINION REALTY, L.P.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)

	December 31,
	2010	2009

ASSETS
Real estate owned:
Real estate held for investment	$3,706,184	$3,640,888
Less: accumulated depreciation	(884,083)	(717,892)

Total real estate owned, net of accumulated depreciation	2,822,101	2,922,996
Cash and cash equivalents	920	442
Restricted cash	8,022	6,865
Deferred financing costs, net	7,465	8,727
Other assets	22,887	22,037

Total assets	$2,861,395	$2,961,067

LIABILITIES AND CAPITAL
Secured debt	$1,070,061	$1,122,198
Note payable due to General Partner	78,271	71,547
Real estate taxes payable	5,245	8,561
Accrued interest payable	518	933
Security deposits and prepaid rent	13,158	13,728
Distributions payable	33,559	32,642
Deferred gains on the sale of depreciable property	63,838	63,838
Accounts payable, accrued expenses, and other liabilities	35,122	25,872

Total liabilities	1,299,772	1,339,319
Capital:
Partners’ capital:
Operating partnership units: 179,909,408 OP units outstanding at December 31, 2010 and 2009
General partner: 110,883 OP units outstanding at December 31, 2010 and 2009	1,363	1,456
Limited partners: 179,798,525 OP units outstanding at December 31, 2010 and 2009	2,046,380	2,199,450
Accumulated other comprehensive loss	(5,502)	(3,153)

Total partners’ capital	2,042,241	2,197,753
Receivable due from General Partner	(492,709)	(588,185)
Non-controlling interest	12,091	12,180

Total capital	1,561,623	1,621,748

Total liabilities and capital	$2,861,395	$2,961,067

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)

	Years Ended December 31,
	2010	2009	2008

REVENUES
Rental income	$350,394	$353,056	$336,674
Non-property income:
Other income	1,695	5,695	13,106

Total revenues	352,089	358,751	349,780
EXPENSES
Rental expenses:
Real estate taxes and insurance	43,067	43,031	38,939
Personnel	29,082	27,344	26,591
Utilities	18,073	17,236	15,667
Repair and maintenance	18,598	17,355	17,231
Administrative and marketing	7,458	7,522	7,394
Property management	9,636	9,709	9,259
Other operating expenses	5,028	4,868	4,400
Real estate depreciation and amortization	166,480	166,773	154,584
Interest expense:
Interest on secured debt	51,798	48,519	41,643
Interest on note payable due to General Partner	424	5,028	5,028
General and administrative	23,291	16,886	19,081
Other depreciation and amortization	—	—	327
Total expenses	372,935	364,271	340,144

(Loss)/income from continuing operations	(20,846)	(5,520)	9,636

Income from discontinued operations	152	1,475	489,272

Consolidated net (loss)/income	(20,694)	(4,045)	498,908
Net income attributable to non-controlling interests	(41)	(131)	(1,188)

Net (loss)/income attributable to OP unitholders	$(20,735)	$(4,176)	$497,720

Earnings per OP unit- basic and diluted:
(Loss)/income from continuing operations attributable to OP unitholders	$(0.12)	$(0.03)	$0.06
Income from discontinued operations	$0.00	$0.01	$2.94
(Loss)/income attributable to OP unitholders	$(0.12)	$(0.02)	$3.00
Weighted average OP units outstanding	179,909	178,817	166,163

See accompanying notes to consolidated financial statements.

United Dominion Realty, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for unit data)
(unaudited)

	Year Ended December 31,
	2010	2009	2008

Operating Activities
Consolidated net (loss)/income	$(20,694)	$(4,045)	$498,908
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	166,480	166,773	154,911
Net gain on the sale of depreciable property	(152)	(1,475)	(475,249)
Write off of bad debt	1,760	2,216	1,439
Amortization of deferred financing costs and other	1,652	2,195	1,766
Changes in operating assets and liabilities:
Increase in operating assets	(3,705)	(3,340)	(3,463)
Increase/(decrease) in operating liabilities	1,263	(4,991)	(9,652)

Net cash provided by operating activities	146,604	157,333	168,660
Investing Activities
Proceeds from sales of real estate investments, net	—	—	879,930
Proceeds from note receivable	—	200,000	—
Acquisition of real estate assets (net of liabilities assumed) and initial capital expenditures	—	—	(713,649)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(59,458)	(70,372)	(84,288)

Net cash (used in)/provided by investing activities	(59,458)	129,628	81,993
Financing Activities
Payments to General Partner	(31,359)	(550,392)	(319,478)
Proceeds from the issuance of secured debt	11,326	340,608	292,120
Payments on secured debt	(60,686)	(64,455)	(204,205)
Payment of financing costs	(391)	(4,073)	(3,639)
Repurchase of Out-Performance Partnership Units	—	—	(524)
OP unit redemption	(327)	—	—
Distributions paid to partnership unitholders	(5,231)	(11,797)	(11,424)

Net cash used in financing activities	(86,668)	(290,109)	(247,150)
Net increase/(decrease) in cash and cash equivalents	478	(3,148)	3,503
Cash and cash equivalents, beginning of year	442	3,590	87

Cash and cash equivalents, end of year	$920	$442	$3,590

Supplemental Information:
Interest paid during the year, net of amounts capitalized	$51,854	$46,029	$41,929
Non-cash transactions:
Issuance of note receivable upon the disposition of real estate	$—	$—	$200,000
Secured debt assumed at acquisition	—	—	95,705

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(unaudited)

			UDR, Inc.			Accumulated
					Out-	Other		Receivable
	Class A				Performance	Comprehensive	Total	due from	Non-
	Limited	Limited	Limited	General	Partnership	Income/	Partnership	General	controlling
	Partner	Partners	Partner	Partner	Shares	(Loss)	Equity	Partner	interest	Total

Balance, January 1, 2008	$32,114	$139,660	$2,057,267	$1,381	$1,982	$—	$2,232,404	$(254,256)	$10,861	$1,989,009
Distributions	(3,719)	(13,067)	(361,879)	(236)	—	—	(378,901)	—	—	(378,901)
Repurchases	—	—	—	—	(524)	—	(524)	—	—	(524)
OP Unit Redemptions for common shares of UDR	—	(29,136)	29,136	—	—	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	(10,949)	(35,863)	46,812	—	—	—	—	—	—	—
Other comprehensive income/(loss):
Unrealized loss on derivative financial instruments	—	—	—	—	—	(4,874)	(4,874)	—	—	(4,874)
Net income	4,864	17,091	475,458	307	—	—	497,720	—	1,188	498,908

Total comprehensive income/(loss)	4,864	17,091	475,458	307	—	(4,874)	492,846	—	1,188	494,034
Net change in receivable due from General Partner	—	—	—	—	—	—	—	(120,868)	—	(120,868)

Balance, December 31, 2008	22,310	78,685	2,246,794	1,452	1,458	(4,874)	2,345,825	(375,124)	12,049	1,982,750

Distributions	(2,328)	(3,600)	(146,954)	(94)	—	—	(152,976)	—	—	(152,976)
Issuance of OP Units through Special Dividend	1,568	5,691	—	100	—		7,359	153,611		160,970
Forfeitures- OPPS units	14	34	1,409	1	(1,458)	—	—	—	—	—
OP Unit Redemptions for common shares of UDR	—	(23,308)	23,308	—	—	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	7,274	12,218	(19,492)	—	—	—	—	—	—	—
Other comprehensive income/(loss):
Unrealized gain on derivative financial instruments	—	—	—	—	—	1,721	1,721	—	—	1,721
Net loss	(41)	(98)	(4,034)	(3)	—	—	(4,176)	—	131	(4,045)

Total comprehensive loss	(41)	(98)	(4,034)	(3)	—	1,721	(2,455)	—	131	(2,324)
Net change in receivable due from General Partner	—	—	—	—	—	—	—	(366,672)	—	(366,672)

Balance, December 31, 2009	28,797	69,622	2,101,031	1,456	—	(3,153)	2,197,753	(588,185)	12,180	1,621,748

Distributions	(2,328)	(2,819)	(127,201)	(80)	—	—	(132,428)	—	—	(132,428)
OP Unit Redemptions for common shares of UDR	—	(18,214)	18,214	—	—	—	—	—	—	—
OP Unit Redemptions for cash	—	(327)	327	—	—	—	—	—	—	—
Adjustment to reflect limited partners’ capital at redemption value	14,932	30,019	(44,951)	—	—	—	—	—	—	—
Change in UDR, L.P. non-controlling interest	—	—	—	—	—	—	—	—	(130)	(130)
Other comprehensive income/(loss):
Unrealized loss on derivative financial instruments	—	—	—	—	—	(2,349)	(2,349)	—	—	(2,349)
Net loss	(202)	(423)	(20,097)	(13)	—	—	(20,735)	—	41	(20,694)

Total comprehensive loss	(202)	(423)	(20,097)	(13)	—	(2,349)	(23,084)	—	41	(23,043)
Net change in receivable due from General Partner	—	—	—	—	—	—	—	95,476	—	95,476

Balance, December 31, 2010	$41,199	$77,858	$1,927,323	$1,363	$—	$(5,502)	$2,042,241	$(492,709)	$12,091	$1,561,623

See accompanying notes to consolidated financial statements.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

1.	CONSOLIDATION AND BASIS OF PRESENTATION

Consolidation and Basis of Presentation

United Dominion Realty, L.P. (“UDR, L.P.”, the “Operating Partnership”, “we” or “our”) is a Delaware limited partnership, that owns, acquires, renovates, develops, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier-to-entry markets located in the United States. The high barrier-to-entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”) , a real estate investment trust under the Internal Revenue Code of 1986, and through which UDR conducts a significant portion of its business. During the twelve months ended December 31, 2010 and 2009, rental revenues of the Operating Partnership represented of 55% and 59% of the General Partner’s consolidated rental revenues. At December 31, 2010, the Operating Partnership’s apartment portfolio consisted of 81 communities located in 19 markets consisting of 23,351 apartment homes.

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

As of December 31, 2010, there were 179,909,408 OP units in the Operating Partnership outstanding, of which 174,847,440 or 97.2% were owned by UDR and affiliated entities and 5,061,968 or 2.8%, which were owned by non-affiliated limited partners. There were 179,909,408 OP units in the Operating Partnership outstanding as of December 31, 2009 of which, 173,922,816 or 96.7% were owned by UDR and affiliated entities and 5,986,592 or 3.3%, which were owned by non-affiliated limited partners. See Note 9, Capital Structure.

As sole general partner of the Operating Partnership, UDR owned 110,883 general partnership interest units or 0.06% of the total OP Units outstanding as of December 31, 2010 and 2009. At December 31, 2010 and 2009, there were 179,798,525 OP units outstanding of limited partnership interest, of which 1,751,671 were Class A Limited Partnership OP units. UDR owned 174,736,557 or 97.2% and 173,811,933 or 96.7% at December 31, 2010 and 2009, respectively. The remaining 5,061,968 or 2.8% and 5,986,592 or 3.3% OP units outstanding of limited partnership interest were held by non- affiliated partners at December 31, 2010 and 2009, respectively, of which 1,751,671 were Class A Limited Partnership units.

Basis of presentation

The accompanying Consolidated Financial Statements consists of the Operating Partnership and its subsidiaries. Profits and losses are allocated in accordance with the terms of the Operating Partnership agreement. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Operating Partnership evaluated subsequent events through the date of issuance of the Operating Partnership’s financial statements. No recognized or non-recognized subsequent events were noted.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” an amendment to ASC Topic 820, “Fair Value Measurements and Disclosures.” This amendment provides for more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. ASU No. 2010-06 was effective for the Operating Partnership for our fiscal year beginning in January 1, 2010.

In December 2010, the FASB issued ASU 2010-29, which addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in ASU 2010-29 also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

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

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current financial statement presentation.

Discontinued operations

For properties accounted for under FASB ASC 360, Property, Plant and Equipment (formerly SFAS  144, “Accounting for the Impairment or Disposal of Long-Lived Assets”) (“Topic 360”), the results of operations for those properties sold during the year or classified as held-for-sale at the end of the current year are classified as discontinued operations in the current and prior periods. Further, to meet the discontinued operations criteria, the Operating Partnership or related parties will not have any significant continuing involvement in the ownership or operation of the property after the sale or disposition. Once a property is deemed as held-for-sale, depreciation is no longer recorded. However, if the Operating Partnership determines that the property no longer meets the criteria for held-for-sale, the Company will recapture any unrecorded depreciation on the property (see Note 4, Discontinued Operations for further discussion).

Real estate

Real estate assets held for investment are carried at historical cost and consist of land, buildings and improvements, furniture, fixtures and equipment and other costs incurred during their development, acquisition and redevelopment.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Operating Partnership purchases real estate investment properties and allocates the purchase price to the tangible and identifiable intangible assets acquired based on their estimated fair value. The primary, although not only, identifiable intangible asset associated with our portfolio is the value of existing lease agreements. When allocating cost to an acquired community, we first allocate costs to the estimated intangible value of the existing lease agreements and then to the estimated value of the land, building and fixtures assuming the community is vacant. The Operating Partnership estimates the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. Depreciation on the building is based on the expected useful life of the asset and the in-place leases are amortized over their remaining contractual life. Property acquisition costs are expense as incurred.

Quarterly or when changes in circumstances warrant, UDR, L.P. will assess our real estate portfolio for indicators of impairment. In determining whether the Operating Partnership has indicators of impairment in our real estate assets, we assess whether the long-lived asset’s carrying value exceeds the community’s undiscounted future cash flows, which is representative of projected NOI plus the residual value of the community. Our future cash flow estimates are based upon historical results adjusted to reflect our best estimate of future market and operating conditions and our estimated holding periods. If such indicators of impairment are present and the carrying value exceeds the undiscounted cash flows of the community, an impairment loss is recognized equal to the excess of the carrying amount of the asset over its estimated fair value. Our estimates of fair market value represent our best estimate based primarily upon unobservable inputs related to rental rates, operating costs, growth rates, discount rates and capitalization rates, industry trends and reference to market rates and transactions.

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

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which are 35 years for buildings, 10 to 35 years for major improvements, and 3 to 10 years for furniture, fixtures, equipment, and other assets. As of December 31, 2010 and 2009, the value of our net intangible assets which are reflected in “Other assets” was $4.1 million and $4.8 million, respectively. As of December 31, 2010 and 2009, the value of our net intangible liabilities which are reflected in “Accounts payable, accrued expenses, and other liabilities” was $3.3 million and $3.6 million in our Consolidated Balance Sheets. The balances are being amortized over the remaining life of the respective intangible.

All development and redevelopment projects and related carrying costs are capitalized during periods in which activities necessary to get the property ready for its intended use are in progress. As each building in a project is completed and becomes available for lease-up, the Operating Partnership ceases capitalization and the assets are depreciated over their estimated useful lives. The costs of projects which include interest, real estate taxes, insurance, and allocated development overhead related to support costs for personnel working directly on the development site are capitalized during the construction period. During 2010, 2009, and 2008, total interest capitalized pertaining to redevelopment projects and land held for future development was $1.3 million, $444,000, and $580,000, respectively.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash, cash equivalents and restricted cash

Cash and cash equivalents consist of cash on hand and demand deposits with financial institutions. Restricted cash consists of escrow deposits held by lenders for real estate taxes, insurance and replacement reserves, and security deposits.

Derivative financial instruments

The General Partner utilizes derivative financial instruments to manage interest rate risk and will generally designate these financial instruments as cash flow hedges. Derivative financial instruments associated with the Operating Partnership’s allocation of the General Partner’s debt are recorded on our Consolidated Balance Sheets as either an asset or liability and measured quarterly at their fair value. The changes in fair value for the General Partner’s cash flow hedges allocated to the Operating Partnership that are deemed effective are reflected in other comprehensive income and for non-designated derivative financial instruments in earnings. The ineffective component of cash flow hedges, if any, is recorded in earnings.

Comprehensive income

Comprehensive income, which is defined as all changes in capital during each period except for those resulting from investments by or distributions to partners, is displayed in the accompanying Consolidated Statements of Partners’ Capital and Comprehensive Income/(Loss). For the year ended December 31, 2010, other comprehensive income/(loss) consisted of the change in the fair value of the General Partner’s effective cash flow hedges that are allocated to the Operating Partnership.

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue and real estate sales gain recognition

Rental income related to leases is recognized on an accrual basis when due from residents in accordance with FASB ASC 840, Leases (formerly SFAS 13 “Accounting for Leases”) and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”. Rental payments are generally due on a monthly basis and recognized when earned. The Operating Partnership recognizes interest income, management and other fees and incentives when earned, fixed and determinable.

The Operating Partnership accounts for sales of real estate in accordance with FASB ASC 360-20, Real Estate Sales (formerly SFAS 66, “Accounting for Sales of Real Estate”). For sale transactions meeting the requirements for full accrual profit recognition, such as the Operating Partnership no longer having continuing involvement in the property, we remove the related assets and liabilities from our Consolidated Balance Sheets and record the gain or loss in the period the transaction closes. For sale transactions that do not meet the full accrual sale criteria due to our continuing involvement, we evaluate the nature of the continuing involvement and account for the transaction under an alternate method of accounting.

Sales to entities in which we or our General Partner retain or otherwise own an interest are accounted for as partial sales. If all other requirements for recognizing profit under the full accrual method have been satisfied and no other forms of continuing involvement are present, we recognize profit proportionate to the outside interest in the buyer and will defer the gain on the interest we or our General Partner retain. The Operating Partnership will recognize any deferred gain when the property is then sold to a third party. In transactions accounted by us as partial sales, we determine if the buyer of the majority equity interest in the venture was provided a preference as to cash flows in either an operating or a capital waterfall. If a cash flow preference has been provided, we recognize profit only to the extent that proceeds from the sale of the majority equity interest exceed costs related to the entire property.

Earnings per Operating Partnership Unit

Basic earnings per OP Unit is computed by dividing net (loss)/income attributable to general and limited partner unitholders by the weighted average number of general and limited partner units (including redeemable OP Units) outstanding during the year. Diluted earnings per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units or resulted in the issuance of OP Units and then shared in the earnings of the Operating Partnership. For the years ended December 31, 2010, 2009, and 2008, there were no dilutive instruments, and therefore, diluted earnings per OP Unit and basic earnings per OP Unit are the same. See Note 9, Capital Structure, for further discussion on redemption rights of OP Units.

Non-controlling interests

The noncontrolling interests represent the General Partner’s interests in certain consolidated subsidiaries and are presented in the capital section of the consolidated balance sheets since these interests are not convertible or redeemable into any other ownership interests of the Operating Partnership.

Advertising costs

All advertising costs are expensed as incurred and reported on the Consolidated Statements of Operations within the line item “Administrative and marketing”. During 2010, 2009, and 2008, total advertising expense from continuing and discontinued operations was $2.3 million, $2.4 million, and $2.6 million, respectively.

Allocation of General and Administrative Expenses

The Operating Partnership is charged directly with general and administrative expenses it incurs. The Operating Partnership is also charged with other general and administrative expenses that have been allocated

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by the General Partner to each of its subsidiaries, including the Operating Partnership, based on each subsidiary’s pro-rata portion of UDR’s total apartment homes. (See Note 6, Related Party Transactions.)

Market concentration risk

Approximately 20.6%, 14.4% and 10.6% of our apartment communities are located in Orange County, California; Metropolitan Washington DC; and San Francisco, California, respectively, based on the carrying value of our real estate portfolio as of December 31, 2010. Therefore, the Partnership is subject to increased exposure (positive or negative) from economic and other competitive factors specific to those markets.

3.	REAL ESTATE OWNED

Real estate assets owned by the Operating Partnership consists of income producing operating properties and land held for future development. As of December 31, 2010, the Operating Partnership owned and consolidated 81 communities in 8 states plus the District of Columbia totaling 23,351 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of December 31, 2010 and 2009 (dollar amounts in thousands):

	December 31,
	2010	2009

Land	$989,924	$985,126
Depreciable property — held and used
Buildings and improvements	2,573,921	2,525,812
Furniture, fixtures and equipment	116,324	108,094
Land held for future development	26,015	21,856

Investment in real estate	3,706,184	3,640,888
Accumulated depreciation	(884,083)	(717,892)

Investment in real estate, net	$2,822,101	$2,922,996

The Operating Partnership did not have any acquisitions during the years ended December 31, 2010 and 2009.

4.	DISCONTINUED OPERATIONS

The results of operations for properties sold during the year or designated as held-for-sale at the end of the year are classified as discontinued operations for all periods presented. Properties classified as real estate held for disposition generally represent properties that are actively marketed or contracted for sale with the closing expected to occur within the next twelve months. The application of ASC Topic 360 does not have an impact on net income attributable to unit holders. The application of ASC Topic 360 results in the reclassification of the operating results of all properties sold or classified as held for disposition through December 31, 2010, within the Consolidated Statements of Operations for the years ended December 31, 2010, 2009, and 2008, and the reclassification of the assets and liabilities within the Consolidated Balance Sheets as of December 31, 2010 and 2009, if applicable.

For the years ended December 31, 2010 and 2009, the Operating Partnership did not dispose of any communities. At December 31, 2010, the Operating Partnership did not have any assets that met the criteria to be included in discontinued operations.

For the year ended December 31, 2008, the Operating Partnership sold 55 communities and recognized gains for financial reporting purposes of $475.2 million on these sales. In conjunction with the sale of these communities, the Operating Partnership received a $200 million note that was fully repaid in 2009.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of income from discontinued operations for the three years ended December 31, 2010 (dollars in thousands):

	2010	2009	2008

Rental income	$—	$—	$25,338
Rental expenses	—	—	10,150
Property management fee	—	—	697
Interest	—	—	468
	—	—	11,315
Income before net gain on the sale of property	—	—	14,023

Net gain on the sale of property	152	1,475	475,249

Income from discontinued operations	$152	$1,475	$489,272

5.	DEBT

Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating Partnership having effectively established the interest rate for the underlying debt instrument. Secured debt consists of the following as of December 31, 2010 and 2009 (dollars in thousands):

			2010
	Principal Outstanding		Weighted	Weighted	Number of
	December 31		Average	Average	Communities
	2010	2009	Interest Rate	Years to Maturity	Encumbered

Fixed Rate Debt
Mortgage notes payable	$192,205	$230,852	5.54%	3.3	5
Tax-exempt secured notes payable	13,325	13,325	5.30%	20.2	1
Fannie Mae credit facilities	560,993	587,403	5.21%	6.4	9

Total fixed rate secured debt	766,523	831,580	5.29%	5.8	15
Variable Rate Debt
Mortgage notes payable	100,590	100,590	2.75%	4.2	4
Tax-exempt secured note payable	27,000	27,000	1.07%	19.2	1
Fannie Mae credit facilities	175,948	163,028	1.93%	4.7	18

Total variable rate secured debt	303,538	290,618	2.13%	5.8	23

Total secured debt	$1,070,061	$1,122,198	4.40%	5.8	38

As of December 31, 2010, the General Partner had secured credit facilities with Fannie Mae (“FNMA”) with an aggregate commitment of $1.4 billion with $1.2 billion outstanding. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at the General Partner’s option. At December 31, 2010, $897.3 million of the funded balance was fixed at a weighted average interest rate of 5.3% and the remaining balance of $260.5 million on these facilities had a weighted average variable rate of 1.7%. $736.9 million of

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these credit facilities were allocated to the Operating Partnership at December 31, 2010 based on the ownership of the assets securing the debt. Further information related to these credit facilities is as follows:

	December 31,	December 31,
	2010	2009
	(dollar amounts in thousands)

Borrowings outstanding	$736,941	$750,431
Weighted average borrowings during the year ended	763,040	646,895
Maximum daily borrowings during the year	770,021	750,572
Weighted average interest rate during the year ended	4.5%	4.6%
Interest rate at the end of the year	4.4%	4.6%

The Operating Partnership may from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair value adjustment of the fixed rate debt instruments on the Operating Partnership’s properties was a net discount of $1.1 million and $1.2 million at December 31, 2010 and 2009, respectively.

Fixed Rate Debt

Mortgage notes payable.  Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from August 2011 through June 2016 and carry interest rates ranging from 5.03% to 5.94%.

Tax-exempt secured notes payable.  Fixed rate mortgage notes payable that secure tax-exempt housing bond issues mature in March 2031 and carry an interest rate of 5.30%. Interest on these notes is payable in semi-annual installments.

Secured credit facilities.  At December 31, 2010, the General Partner had borrowings against its fixed rate facilities of $897.3 million of which $561.0 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of December 31, 2010, the fixed rate Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average fixed rate of interest of 5.21%.

Variable Rate Debt

Mortgage notes payable.  Variable rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from July 2013 through April 2016. Interest on the variable rate mortgage notes is based on LIBOR plus some basis points, which translated into interest rates ranging from 1.10% to 3.89% at December 31, 2010.

Tax-exempt secured note payable.  The variable rate mortgage note payable that secures tax-exempt housing bond issues matures in March 2030. Interest on this note is payable in monthly installments. The mortgage note payable has an interest rate of 1.07% as of December 31, 2010.

Secured credit facilities.  At December 31, 2010, the General Partner had borrowings against its variable rate facilities of $260.5 million of which $175.9 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of December 31, 2010, the variable rate borrowings under the Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average floating rate of interest of 1.93%.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate maturities of the Operating Partnership’s secured debt due during each of the next five calendar years and thereafter are as follows (dollars in thousands):

	Fixed			Variable
	Mortgage	Tax-Exempt	Credit	Mortgage	Tax Exempt	Credit
	Notes	Notes Payable	Facilities	Notes	Notes Payable	Facilities	Total

2011	$10,874	$—	$—	$423	$—	$30,886	$42,183
2012	49,623	—	136,792	633	—	59,529	246,577
2013	61,381	—	27,739	38,049	—	—	127,169
2014	—	—	—	634	—	—	634
2015	—	—	—	636	—	—	636
Thereafter	70,327	13,325	396,462	60,215	27,000	85,533	652,862

Total	$192,205	$13,325	$560,993	$100,590	$27,000	$175,948	$1,070,061

Guarantor on Unsecured Debt

The Operating Partnership is a guarantor on the General Partner’s unsecured credit facility, with an aggregate borrowing capacity of $600 million, a $100 million term loan, and a $250 million term loan. At December 31, 2010 and December 31, 2009, the outstanding balance under the unsecured credit facility was $31.8 million and $189.3 million, respectively.

On September 30, 2010, the Operating Partnership guaranteed certain outstanding debt securities of the General Partner. These guarantees provide that the Operating Partnership, as primary obligor and not merely as surety, irrevocably and unconditionally guarantees to each holder of the applicable securities and to the trustee and their successors and assigns under the respective indenture (a) the full and punctual payment when due, whether as stated maturity, by acceleration or otherwise, of all obligations of the General Partner under the respective indenture whether for principal or interest on the securities (and premium, if any), and all other monetary obligations of the General Partner under the respective indenture and the terms of the applicable securities and (b) the full and punctual performance within the applicable grace periods of all other obligations of the General Partner under the respective indenture and the terms of applicable securities. There was $96 million (net of a discount of $1.1 million) and $123 million (net of a discount of $3.4 million) outstanding of the General Partner’s 3.625% Convertible Senior Notes at December 31, 2010 and 2009, respectively. There was $167.8 million and $165.8 million (net of a discount of $1.9 million) outstanding of the General Partner’s 4.00% Convertible Senior Notes at December 31, 2010 and 2009, respectively.

6.	RELATED PARTY TRANSACTIONS

Receivable due from the General Partner

The Operating Partnership participates in the General Partner’s central cash management program, wherein all the Operating Partnership’s cash receipts are remitted to the General Partner and all cash disbursements are funded by the General Partner. In addition, other miscellaneous costs such as administrative expenses are incurred by the General Partner on behalf of the Operating Partnership. As a result of these various transactions between the Operating Partnership and the General Partner, the Operating Partnership had a net receivable balance of $492.7 million and $588.2 million at December 31, 2010 and 2009, respectively, which is reflected as a reduction of capital on the consolidated balance sheets.

Allocation of General and Administrative Expenses

The General Partner performs various general and administrative and other overhead services, including property management, for the Operating Partnership including legal assistance, acquisitions analysis, marketing

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and advertising, and allocates these expenses to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on its pro-rata portion of UDR’s apartment homes excluding units held in UDR’s taxable REIT subsidiary. During the years ended December 31, 2010, 2009 and 2008, the general and administrative expenses and property management expenses, allocated to the Operating Partnership by UDR were $32.4 million and $25.9 million and $28.9 million, respectively, and are included in “General and Administrative” expenses and “Property management” expenses on the consolidated statements of operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.

Guaranty by the General Partner

The General Partner provided a “bottom dollar” guaranty to certain limited partners as part of their original contribution to the Operating Partnership. The guaranty protects the tax basis of the underlying contribution and is reflected on the OP unitholder’s Schedule K-1 tax form. The guaranty was made in the form of a loan from the General Partner to the Operating Partnership at an annual interest rate of 0.593% and 5.83% at December 31, 2010 and 2009, respectively. Interest payments are made monthly and the note is due December 31, 2011. At December 31, 2010 and 2009, the note payable due to the General Partner was $78.3 million and $71.5 million, respectively.

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of December 31, 2010 and 2009 are summarized as follows (dollars in thousands):

		Fair Value at December 31, 2010 Using
		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
		Liabilities	Observable Inputs	Unobservable Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Description:
Derivatives- Interest rate contracts(b)	$376	$—	$376	$—

Total assets	$376	$—	$376	$—

Derivatives- Interest rate contracts(b)	$5,111	$—	$5,111	$—
Contingent purchase consideration(c)	5,402	—	—	5,402
Secured debt instruments- fixed rate:(a)
Mortgage notes payable	205,750	—	—	205,750
Tax-exempt secured notes payable	13,885	—	—	13,885
Fannie Mae credit facilities	358,896	—	—	358,896
Secured debt instruments-variable rate:(a)
Mortgage notes payable	100,590	—	—	100,590
Tax-exempt secured notes payable	27,000	—	—	27,000
Fannie Mae credit facilities	175,948	—	—	175,948

Total liabilities	$892,582	$—	$5,111	$887,471

		Fair Value at December 31, 2009 Using
		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
		Liabilities	Observable Inputs	Unobservable Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Description:
Derivatives- Interest rate contracts(b)	$1,992	$—	$1,992	$—

Total assets	$1,992	$—	$1,992	$—

Derivatives- Interest rate contracts(b)	$3,832	$—	$3,832	$—
Secured debt instruments- fixed rate:(a)
Mortgage notes payable	239,814	—	—	239,814
Tax-exempt secured notes payable	13,540	—	—	13,540
Fannie Mae credit facilities	592,783	—	—	592,783
Secured debt instruments- variable rate:(a)
Mortgage notes payable	100,590	—	—	100,590
Tax-exempt secured notes payable	27,000	—	—	27,000
Fannie Mae credit facilities	163,028	—	—	163,028

Total liabilities	$1,140,587	$—	$3,832	$1,136,755

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	See Note 5, Debt

(b)	See Note 8, Derivatives and Hedging Activity

(c)	In March 2010, the Operating Partnership accrued a liability of $6.0 million related to a contingent purchase consideration on one of its properties. The contingent consideration was determined based on the fair market value of the related asset which is estimated using Level 3 inputs utilized in a third party appraisal. In July 2010, the Company paid approximately $635,000 towards the liability.

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

Although the Operating Partnership has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2010 and 2009, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Financial Instruments Not Carried at Fair Value

At December 31, 2010, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Operating Partnership using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Operating Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by the future operation and disposition of those assets are less than the net book value of those assets. Cash flow estimates are based upon historical results adjusted to reflect management’s best estimate of future market and operating conditions and our estimated holding periods. The net book value of impaired assets is reduced to fair value. The General Partner’s estimates of fair value represent management’s estimates based upon Level 3 inputs such as rental rates, operating expenses, growth rates, discount rates, capitalization rates, industry trends, and references to market rates and transactions.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated Other Comprehensive Income/(Loss)” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2010, the Operating Partnership recorded less than $1,000 of ineffectiveness in earnings attributable to reset date and index mismatches between the derivative and the hedged item.

Amounts reported in “Accumulated Other Comprehensive Income/(Loss)” related to derivatives will be reclassified to interest expense as interest payments are made on the General Partner’s variable-rate debt that

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is allocated to the Operating Partnership. During the year ended December 31, 2011, we estimate that an additional $5.5 million will be reclassified as an increase to interest expense.

As of December 31, 2010, the Operating Partnership had the following outstanding interest rate derivatives designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

	Number of
Interest Rate Derivative	Instruments	Notional

Interest rate swaps	6	$261,532
Interest rate caps	2	$108,628

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging (formerly SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”). Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a loss of $684,000 and a gain of $538,000 for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, we had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollar amounts in thousands):

	Number of
Product	Instruments	Notional

Interest rate caps	4	$217,173

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2010.

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance	December 31,	December 31,	Balance	December 31,	December 31,
	Sheet Location	2010	2009	Sheet Location	2010	2009

Derivatives designated as hedging instruments:
Interest Rate Products	Other Assets	$217	$1,046	Other Liabilities	$5,111	$3,832

Total derivatives designated as hedging instruments		$217	$1,046		$5,111	$3,832

Derivatives not designated as hedging instruments:
Interest Rate Products	Other Assets	$159	$946	Other Liabilities	$—	$—

Total derivatives not designated as hedging instruments		$159	$946		$—	$—

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of
Operations

The tables below present the effect of the derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 (dollar amounts in thousands):

			Location of Loss	Amount of Gain or
			Reclassified from	(Loss) Reclassified from Accumulated OCI
	Amount of Gain or (Loss) Recognized in OCI		Accumulated OCI	into Income
	on Derivative (Effective		into Income	(Effective
Derivatives in Cash Flow Hedging	Portion)		(Effective	Portion)
Relationships	2010	2009	Portion)	2010	2009

For the year ended December 31,
Interest Rate Products	$(4,281)	$(2,676)	Interest expense	$(6,631)	$(4,397)

Total	$(4,281)	$(2,676)		$(6,631)	$(4,397)

	Location of Gain or	Amount of Gain or (Loss) Recognized in
Derivatives Not Designated as	(Loss) Recognized in	Income on
Hedging	Income on	Derivative
Instruments	Derivative	2010	2009

For the ended December 31,
Interest Rate Products	Other income/(expense)	$(684)	$538

Total		$(684)	$538

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

Certain of the General Partner ’s agreements with its derivative counterparties contain provisions where if there is a change in the General Partner’s financial condition that materially changes the General Partner ’s creditworthiness in an adverse manner, the General Partner may be required to fully collateralize its obligations under the derivative instrument.

The General Partner also has an agreement with a derivative counterparty that incorporates the loan and financial covenant provisions of the General Partner’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with these covenant provisions would result in the General Partner being in default on any derivative instrument obligations covered by the agreement.

As of December 31, 2010, the fair value of derivatives in a net liability position that were allocated to the Operating Partnership, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.5 million. As of December 31, 2010, the General Partner has not posted any collateral related to these agreements. If the General Partner had breached any of these provisions at December 31, 2010, it would have been required to settle its obligations under the agreements at their termination value of $5.5 million.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	CAPITAL STRUCTURE

General Partnership Units

The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can authorize, issue, sell, redeem or purchase any OP unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can also approve, with regard to the issuances of OP units, the class or one or more series of classes, with designations, preferences, participating, optional or other special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of any limited partners. There were 110,883 OP units of general partnership interest at December 31, 2010 and 2009, all of which were held by UDR.

Limited Partnership Units

At December 31, 2010 and 2009, there were 179,798,525 OP units outstanding of limited partnership interest, of which 1,751,671 were Class A Limited Partnership OP units. UDR owned 174,736,557 or 97.2% and 173,811,933 or 96.7% at December 31, 2010 and 2009, respectively. The remaining 5,061,968 or 2.8% and 5,986,592 or 3.3% OP units outstanding of limited partnership interest were held by non- affiliated partners at December 31, 2010 and 2009, respectively, of which 1,751,671 were Class A Limited Partnership units.

The limited partners have the right to require the Operating Partnership to redeem all or a portion of the OP units held by the limited partner at a redemption price equal to and in the form of the Cash Amount (as defined in the Operating Partnership Agreement), provided that such OP Units have been outstanding for at least one year. UDR, as general partner of the Operating Partnership may, in its sole discretion, purchase the OP Units by paying to the limited partner either the Cash Amount or the REIT Share Amount (generally one share of common stock of UDR for each OP Unit), as defined in the Operating Partnership Agreement. (Pursuant to the Fourth Amendment to the Operating Partnership Agreement, redemptions related to the Series A Out-Performance Partnership Shares [discussed below] were made on a one for 1.5091 during the period from December 27, 2007 to March 13, 2009.)

The non-affiliated limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against the UDR limited partner capital account based on the redemption rights note above. The aggregate value upon redemption of the then-outstanding OP units held by limited partners was $119.1 million, $98.4 million, and $101.0 million as of December 31, 2010, 2009, and 2008, respectively, based on the value of UDR’s common stock at each period end. Once each OP unit has been redeemed, the redeeming partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption.

Class A Limited Partnership Units

Class A Partnership units have a cumulative annual, non-compounded preferred return, which is equal to 8% based on a value of $16.61 per Class A Limited Partnership Unit.

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Out-Performance Programs

Series A Out-Performance Program

In May 2001, the Board of Directors of UDR approved the Series A Out-Performance Program (the “Series A Program”) pursuant to which certain executive officers and other key officers of UDR (the “Participants”) were given the opportunity to invest indirectly in UDR by purchasing interests in a limited liability company (the “Series A LLC”), the only asset of which is a special class of partnership units of the Operating Partnership (“Series A Out-Performance Partnership Shares” or “Series A OPPSs”), for an initial investment of $1.27 million (the full market value of the Series A OPPS, at inception, as determined by an independent investment banking firm). The Series A Program measured the cumulative total return on UDR’s common stock over a 28-month period beginning February 2001 and ending May 31, 2003.

The Series A Program was designed to provide participants with the possibility of substantial returns on their investment if the cumulative total return on UDR’s common stock, measured by the cumulative amount of dividends paid plus share price appreciation during the measurement period, exceeded the greater of (a) the cumulative total return of the Morgan Stanley REIT Index over the same period; and (b) is at least the equivalent of a 30% total return, or 12% annualized.

At the conclusion of the measurement period on May 31, 2003, UDR’s total return satisfied these criteria. As a result, the Series A LLC as holder of the Series A OPPSs received distributions and allocations of income and loss from the Operating Partnership equal to the distributions and allocations that were received on 1,853,204 OP Units, which distributions and allocations were distributed to the participants on a pro rata basis based on the ownership of the Series A LLC.

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At the conclusion of the measurement period, May 30, 2008, the total cumulative return on UDR’s common stock did not meet the minimum return threshold. As a result, there were no payouts under the Series C OPPSs program and the investment made by the holders of the Series C OPPSs was forfeited.

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

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At the conclusion of the measurement period, December 31, 2008, the total cumulative return on UDR’s common stock did not meet the minimum return threshold. As a result, there were no payouts under the Series D OPPSs program and the investment made by the holders of the Series D OPPSs was forfeited.

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

UNITED DOMINION REALTY, L.P.

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

At the conclusion of the measurement period, December 31, 2009, the total cumulative return on UDR’s common stock did not meet the minimum return threshold. As a result, there were no payouts under the Series E OPPSs program and the investment made by the holders of the Series E OPPSs was forfeited.

The following table shows OP Unit activity and OP units outstanding during the three years ended December 31, 2010:

			UDR, Inc.
	Class A Limited	Limited	Limited	General
	Partner	Partners	Partner	Partner	Total

Beginning balance at January 1, 2008	1,617,815	7,035,746	157,407,216	102,410	166,163,187
OP redemptions for UDR stock	—	(1,329,782)	1,329,782	—	—

Ending balance at December 31, 2008	1,617,815	5,705,964	158,736,998	102,410	166,163,187

Issuance of units through Special Dividend	133,856	485,986	13,117,906	8,473	13,746,221
OP redemptions for UDR stock	—	(1,957,029)	1,957,029	—	—

Ending balance at December 31, 2009	1,751,671	4,234,921	173,811,933	110,883	179,909,408

Issuance of units
OP redemptions for UDR cash	—	(19,076)	19,076	—	—
OP redemptions for UDR stock	—	(905,548)	905,548	—	—

Ending balance at December 31, 2010	1,751,671	3,310,297	174,736,557	110,883	179,909,408

10.	COMMITMENTS AND CONTINGENCIES

Commitments

Ground Leases

The Operating Partnership owns four communities which are subject to ground leases expiring between 2019 and 2103. The leases are accounted for in accordance with FASB ASC 840, Leases (formerly SFAS 13). Future minimum lease payments as of December 31, 2010 are $4.5 million for each of the years ending December 31, 2011 to 2015, and a total of $294.4 million for years thereafter. For purposes of our ground lease contracts, the Operating Partnership uses the minimum lease payment, if stated in the agreement. For ground lease agreements where there is a reset provision based on the communities appraised value or consumer price index but does not included a specified minimum lease payment, the Operating Partnership uses the current rent over the remainder of the lease term.

The Operating Partnership incurred $4.7 million, $4.6 million, and $4.3 million of ground rent expense for the years ended December 31, 2010, 2009, and 2008, respectively.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

11.	REPORTABLE SEGMENTS

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

The Operating Partnership’s two reportable segments are same communities and non-mature/other communities:

•	Same store communities represent those communities acquired, developed, and stabilized prior to January 1, 2009, and held as of December 31, 2010. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

•	Non-mature/other communities represent those communities that were acquired or developed in 2008, 2009 or 2010, sold properties, redevelopment properties, properties classified as real estate held for disposition, condominium conversion properties, joint venture properties, properties managed by third parties, and the non-apartment components of mixed use properties.

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

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the years ended December 31, 2010, 2009, and 2008.

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accounting policies applicable to the operating segments described above are the same as those described in Note 2, Summary of Significant Accounting Policies. The following table details rental income and NOI for the Operating Partnership’s reportable segments for the years ended December 31, 2010, 2009, and 2008, and reconciles NOI to income from continuing and discontinued operations per the consolidated statement of operations (dollars in thousands):

	December 31,
	2010	2009	2008

Reportable apartment home segment rental income
Same Store Communities
Western Region	$199,386	$205,175	$200,993
Mid-Atlantic Region	59,696	57,883	49,899
Southeastern Region	40,846	41,210	41,610
Southwestern Region	26,428	26,669	24,144
Non-Mature communities/Other	24,038	22,119	45,366

Total segment and consolidated rental income	$350,394	$353,056	$362,012

Reportable apartment home segment NOI
Same Store Communities
Western Region	$136,592	$143,940	$141,056
Mid-Atlantic Region	40,893	39,172	33,316
Southeastern Region	25,659	25,984	26,260
Southwestern Region	16,175	16,271	14,879
Non-Mature communities/Other	14,797	15,201	30,529

Total segment and consolidated NOI	234,116	240,568	246,040

Reconciling items:
Non-property income	1,695	5,695	13,106
Property management	(9,636)	(9,709)	(9,956)
Other operating expenses	(5,028)	(4,868)	(4,400)
Depreciation and amortization	(166,480)	(166,773)	(154,584)
Interest	(52,222)	(53,547)	(47,139)
General and administrative	(23,291)	(16,886)	(19,081)
Other depreciation and amortization	—	—	(327)
Net gain on the sale of real estate	152	1,475	475,249
Non-controlling interests	(41)	(131)	(1,188)

Net (loss)/income attributable to OP unit holders	$(20,735)	$(4,176)	$497,720

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the assets of the Operating Partnership’s reportable segments for the years ended December 31, 2010 and 2009 (dollars in thousands):

	December 31,
.	2010	2009

Reportable apartment home segment assets
Same Store Communities
Western Region	$2,138,566	$2,124,692
Mid-Atlantic Region	681,109	675,223
Southeastern Region	354,861	350,084
Southwestern Region	254,485	251,778
Non-Mature communities/Other	277,163	239,111

Total segment assets	3,706,184	3,640,888
Accumulated depreciation	(884,083)	(717,892)

Total segment assets — net book value	2,822,101	2,922,996

Reconciling items:
Cash and cash equivalents	920	442
Restricted cash	8,022	6,865
Deferred financing costs, net	7,465	8,727
Other assets	22,887	22,037

Total consolidated assets	$2,861,395	$2,961,067

Capital expenditures related to our same communities totaled $24.6 million, $30.7 million, and $43.0 million for the three years ended December 31, 2010, 2009, and 2008, respectively. Capital expenditures related to our non-mature/other communities totaled $366,000, $1.2 million, and $2.8 million for the three years ended December 31, 2010, 2009, and 2008, respectively.

Markets included in the above geographic segments are as follows:

i. Western — Orange County, San Francisco, Monterey Peninsula, Los Angeles, Seattle, Sacramento, Inland Empire, Portland, and San Diego

ii. Mid-Atlantic — Metropolitan DC and Baltimore

iii. Southeastern — Nashville, Tampa, Jacksonville, and Other Florida

iv. Southwestern — Dallas and Phoenix

UNITED DOMINION REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA

Selected consolidated quarterly financial data for the years ended December 31, 2010 and 2009 is summarized in the table blow (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,

2010
Rental income(a)	$86,200	$87,095	$88,222	$88,877
Loss from continuing operations(b)	(2,993)	(2,589)	(6,863)	(8,401)
Income from discontinued operations	60	37	27	28
Loss attributable to OP unitholders(b)	(2,950)	(2,570)	(6,845)	(8,370)
Loss per OP unit- basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.05)

2009
Rental income(a)	$89,860	$89,399	$87,745	$86,052
Income/(loss) from continuing operations	3,813	1,461	(3,517)	(7,277)
Income from discontinued operations	49	1,367	146	(87)
Income/(loss) attributable to OP unitholders	3,861	2,827	(3,371)	(7,493)
Income/(loss) per OP unit- basic and diluted	$0.02	$0.02	$(0.02)	$(0.04)

(a)	Represents rental income from continuing operations

(b)	Previously reported amounts have been restated to correct the amount of general and administrative expenses allocated to the Operating Partnership by the General Partner.

[This page is intentionally left blank.]

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED
FOR THE YEAR ENDED DECEMBER 31, 2010
(In thousands)

					Cost of	Gross Amount at Which
		Initial Costs		Total	Improvements	Carried at Close of Period
		Land and	Buildings	Initial	Capitalized	Land and	Buildings &	Total
		Land	and	Acquisition	Subsequent	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	to Acquisition Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired

WESTERN REGION

Harbor at Mesa Verde	$47,091	$20,477	$28,538	$49,015	$10,872	$20,716	$39,171	$59,887	$18,028	2003	Jun-03

Pine Brook Village	18,270	2,582	25,504	28,086	4,480	3,841	28,725	32,566	12,393	1979	Jun-03

Pacific Shores	19,145	7,345	22,624	29,969	7,200	7,477	29,692	37,169	13,220	2003	Jun-03

Huntington Vista	31,274	8,055	22,486	30,541	5,863	8,238	28,166	36,404	12,670	1970	Jun-03

Missions at Back Bay	11,326	229	14,129	14,358	1,648	10,727	5,279	16,006	2,523	1969	Dec-03

Huntington Villas	55,752	61,535	18,017	79,552	4,624	61,819	22,357	84,176	9,274	1972	Sep-04

Vista Del Rey	12,659	10,670	7,080	17,750	1,465	10,776	8,439	19,215	3,514	1969	Sep-04

Foxborough	—	12,071	6,187	18,258	2,003	12,139	8,122	20,261	3,035	1969	Sep-04

Coronado at Newport — North	49,766	62,516	46,082	108,598	14,632	63,244	59,986	123,230	24,367	2000	Oct-04

Villa Venetia	—	70,825	24,179	95,004	4,769	70,938	28,835	99,773	11,484	1972	Oct-04

The Arboretum	—	29,563	14,283	43,846	4,843	29,685	19,004	48,689	7,843	1970	Oct-04

Coronado South	103,525	58,785	50,067	108,852	11,106	59,002	60,956	119,958	23,819	2000	Mar-05

Pine Brook Village II	—	25,922	60,961	86,883	1,141	25,924	62,100	88,024	9,498	1975	May-08

1818 Platinum Triangle	—	16,663	51,905	68,568	26	16,663	51,931	68,594	1,161	2009	Aug-10

ORANGE COUNTY, CA	348,808	387,238	392,042	779,280	74,672	401,189	452,763	853,952	152,829

2000 Post Street	—	9,861	44,578	54,439	6,574	10,158	50,855	61,013	17,723	1987	Dec-98

Birch Creek	—	4,365	16,696	21,061	5,010	4,991	21,080	26,071	9,758	1968	Dec-98

Highlands Of Marin	—	5,996	24,868	30,864	26,113	6,972	50,005	56,977	13,800	1991	Dec-98

Marina Playa	—	6,224	23,916	30,140	7,242	6,727	30,655	37,382	13,618	1971	Dec-98

2000 Post III	—	1,756	7,753	9,509	2,983	3,290	9,202	12,492	2,999	2006	Dec-98

Crossroads Apartments	—	4,811	10,170	14,981	3,396	5,024	13,353	18,377	5,763	1986	Jul-04

River Terrace	33,130	22,161	40,137	62,298	1,604	22,250	41,652	63,902	13,429	2005	Aug-05

Bay Terrace	—	8,545	14,458	23,003	1,596	8,549	16,050	24,599	4,868	1962	Oct-05

CitySouth	—	14,031	30,537	44,568	14,981	14,033	45,516	59,549	10,321	1972	Nov-05

Highlands of Marin Phase II	—	5,353	18,559	23,912	9,696	5,706	27,902	33,608	4,559	1968	Oct-07

Edgewater	45,106	30,657	83,872	114,529	1,551	30,663	85,417	116,080	13,843	2007	Mar-08

Almaden Lake Village	27,000	594	42,515	43,109	1,864	622	44,351	44,973	6,555	1999	Jul-08

SAN FRANCISCO, CA	105,236	114,354	358,059	472,413	82,610	118,985	436,038	555,023	117,236

The Crest	55,602	21,953	67,809	89,762	6,708	22,136	74,334	96,470	28,264	1989	Sep-04

Rosebeach	—	8,414	17,449	25,863	1,754	8,462	19,155	27,617	7,294	1970	Sep-04

The Villas @ San Dimas	—	8,181	16,735	24,916	2,221	8,241	18,896	27,137	7,413	1981	Oct-04

The Villas at Bonita	—	4,499	11,699	16,198	771	4,536	12,433	16,969	4,671	1981	Oct-04

Ocean Villas	8,896	5,135	12,789	17,924	1,092	5,205	13,811	19,016	5,036	1965	Oct-04

Pine@Sixth	—	5,805	6,305	12,110	12,306	6,238	18,178	24,416	9,704	2008	Aug-06

Jefferson at Marina del Rey	100,000	55,651	—	55,651	87,751	61,125	82,277	143,402	9,892	2008	Sep-07

Tierra Del Rey	—	39,586	36,679	76,265	1,610	39,589	38,286	77,875	6,976	1999	Dec-07

Marina Pointe	67,700	48,182	102,364	150,546	105	48,186	102,465	150,651	—	1993	Sep-10

LOS ANGELES, CA	232,198	197,406	271,829	469,235	114,318	203,718	379,835	583,553	79,250

Arbor Terrace	9,682	1,453	11,995	13,448	2,518	1,732	14,234	15,966	6,797	1996	Mar-98

Aspen Creek	10,819	1,178	9,116	10,294	1,788	1,411	10,671	12,082	4,529	1996	Dec-98

Crowne Pointe	8,229	2,486	6,437	8,923	3,961	2,737	10,147	12,884	5,014	1987	Dec-98

Hilltop	7,607	2,174	7,408	9,582	2,971	2,635	9,918	12,553	4,561	1985	Dec-98

The Hawthorne	—	6,474	30,226	36,700	1,613	6,511	31,802	38,313	10,559	2003	Jul-05

The Kennedy	17,941	6,179	22,307	28,486	913	6,212	23,187	29,399	7,026	2005	Nov-05

Borgata	—	6,379	24,569	30,948	200	6,384	24,764	31,148	5,214	2001	May-07

Hearthstone at Merrill Creek	—	6,848	30,922	37,770	1,507	6,859	32,418	39,277	5,099	2000	May-08

Island Square	—	21,284	89,389	110,673	2,167	21,331	91,509	112,840	13,022	2007	Jul-08

989 elements	—	8,541	45,990	54,531	358	8,507	46,382	54,889	2,666	2006	Dec-09

elements too	—	27,468	72,036	99,504	6,806	29,649	76,661	106,310	6,844	2010	Feb-10

SEATTLE, WA	54,278	90,464	350,395	440,859	24,802	93,968	371,693	465,661	71,331

Rancho Vallecitos	—	3,303	10,877	14,180	5,040	3,774	15,446	19,220	10,030	1988	Oct-99

Presidio at Rancho Del Oro	13,325	9,164	22,694	31,858	4,879	9,571	27,166	36,737	11,350	1987	Jun-04

Villas at Carlsbad	8,449	6,517	10,718	17,235	1,288	6,618	11,905	18,523	4,351	1966	Oct-04

Summit at Mission Bay	—	22,598	17,182	39,780	4,546	22,627	21,699	44,326	7,840	1953	Nov-04

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED — (Continued)
(In thousands)

					Cost of	Gross Amount at Which
		Initial Costs		Total	Improvements	Carried at Close of Period
		Land and	Buildings	Initial	Capitalized	Land and	Buildings &	Total
		Land	and	Acquisition	Subsequent	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	to Acquisition Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired

Milazzo	—	15,920	35,578	51,498	4,355	15,936	39,917	55,853	11,548	1986	May-06

SAN DIEGO, CA	21,774	57,502	97,049	154,551	20,108	58,526	116,133	174,659	45,119

Boronda Manor	—	1,946	8,982	10,928	8,210	3,099	16,039	19,138	6,056	1979	Dec-98

Garden Court	—	888	4,188	5,076	4,142	1,454	7,764	9,218	3,048	1973	Dec-98

Cambridge Court	—	3,039	12,883	15,922	12,804	5,131	23,595	28,726	9,345	1974	Dec-98

Laurel Tree	—	1,304	5,115	6,419	5,255	2,058	9,616	11,674	3,715	1977	Dec-98

The Pointe At Harden Ranch	—	6,388	23,854	30,242	22,990	9,731	43,501	53,232	16,496	1986	Dec-98

The Pointe At Northridge	—	2,044	8,028	10,072	8,980	3,190	15,862	19,052	6,269	1979	Dec-98

The Pointe At Westlake	—	1,329	5,334	6,663	4,942	2,106	9,499	11,605	3,604	1975	Dec-98

MONTEREY PENINSULA, CA	—	16,938	68,384	85,322	67,323	26,769	125,876	152,645	48,533

Verano at Rancho Cucamonga Town Square	54,308	13,557	3,645	17,202	51,947	22,898	46,251	69,149	18,494	2006	Oct-02

Windemere at Sycamore Highland	26,971	5,810	23,450	29,260	1,817	5,953	25,124	31,077	12,150	2001	Nov-02

Waterstone at Murrieta	—	10,598	34,703	45,301	4,749	10,858	39,192	50,050	15,894	1990	Nov-04

INLAND EMPIRE, CA	81,279	29,965	61,798	91,763	58,513	39,709	110,567	150,276	46,538

Foothills Tennis Village	15,629	3,618	14,542	18,160	5,277	3,958	19,479	23,437	9,740	1988	Dec-98

Woodlake Village	30,982	6,772	26,967	33,739	10,885	7,722	36,902	44,624	18,857	1979	Dec-98

SACRAMENTO, CA	46,611	10,390	41,509	51,899	16,162	11,680	56,381	68,061	28,597

Tualatin Heights	10,079	3,273	9,134	12,407	5,391	3,688	14,110	17,798	6,871	1989	Dec-98

Andover Park	15,938	2,916	16,995	19,911	6,257	3,102	23,066	26,168	9,794	1989	Sep-04

Hunt Club	17,020	6,014	14,870	20,884	4,693	6,281	19,296	25,577	8,265	1985	Sep-04

PORTLAND, OR	43,037	12,203	40,999	53,202	16,341	13,071	56,472	69,543	24,930

TOTAL WESTERN REGION	933,221	916,460	1,682,064	2,598,524	474,849	967,615	2,105,758	3,073,373	614,363

MID-ATLANTIC REGION

Dominion Lake Ridge	23,257	2,366	8,387	10,753	5,027	2,765	13,015	15,780	7,627	1987	Feb-96

Dominion Middle Ridge	34,042	3,311	13,283	16,594	6,216	3,626	19,184	22,810	10,660	1990	Jun-96

The Whitmore	—	6,418	13,411	19,829	19,534	7,423	31,940	39,363	14,032	2008	Apr-02

Presidential Greens	—	11,238	18,790	30,028	6,970	11,518	25,480	36,998	14,241	1938	May-02

Ridgewood	—	5,612	20,086	25,698	6,972	5,814	26,856	32,670	14,404	1988	Aug-02

The Calvert	—	263	11,189	11,452	15,457	8,275	18,634	26,909	8,111	1962	Nov-03

Commons at Town Square	—	136	7,724	7,860	985	6,871	1,974	8,845	966	1971	Dec-03

Waterside Towers	—	874	38,209	39,083	9,218	26,194	22,107	48,301	10,258	1971	Dec-03

Waterside Townhomes	—	129	3,724	3,853	435	2,725	1,563	4,288	737	1971	Dec-03

Wellington Place at Olde Town	28,681	13,753	36,059	49,812	16,131	14,497	51,446	65,943	18,594	2008	Sep-05

Andover House	—	14,357	51,577	65,934	2,335	14,360	53,909	68,269	11,806	2004	Mar-07

Sullivan Place	—	1,137	103,676	104,813	2,676	1,175	106,314	107,489	19,073	2007	Dec-07

Circle Towers	69,493	33,011	107,051	140,062	4,689	32,827	111,924	144,751	17,226	1972	Mar-08

Delancey at Shirlington	—	21,606	66,765	88,371	804	21,616	67,559	89,175	10,740	2006/07	Mar-08

Signal Hill	38,699	13,290	—	13,290	65,362	24,612	54,040	78,652	1,599	2010	Nov-10

METROPOLITAN, DC	194,172	127,501	499,931	627,432	162,811	184,298	605,945	790,243	160,074

Dominion Kings Place	16,582	1,565	7,007	8,572	3,538	1,794	10,316	12,110	6,296	1983	Dec-92

Dominion At Eden Brook	21,308	2,361	9,384	11,745	5,611	2,881	14,475	17,356	9,211	1984	Dec-92

Ellicott Grove	—	2,920	9,099	12,019	22,044	5,189	28,874	34,063	15,546	2008	Jul-94

Dominion Constant Freindship	10,683	903	4,669	5,572	3,220	1,138	7,654	8,792	4,457	1990	May-95

Lakeside Mill	15,242	2,666	10,109	12,775	3,484	2,845	13,414	16,259	8,566	1989	Dec-99

Tamar Meadow	17,602	4,145	17,150	21,295	4,230	4,490	21,035	25,525	10,757	1990	Nov-02

Calvert’s Walk	18,043	4,408	24,692	29,100	5,478	4,549	30,029	34,578	12,624	1988	Mar-04

Arborview Apartments	—	4,653	23,952	28,605	5,342	4,994	28,953	33,947	12,997	1992	Mar-04

Liriope Apartments	—	1,620	6,791	8,411	819	1,629	7,601	9,230	3,228	1997	Mar-04

20 Lambourne	32,000	11,750	45,590	57,340	3,036	11,808	48,568	60,376	8,417	2003	Mar-08

Domain Brewers Hill	—	4,669	40,630	45,299	150	4,669	40,780	45,449	865	2009	Aug-10

BALTIMORE, MD	131,460	41,660	199,073	240,733	56,952	45,986	251,699	297,685	92,964

Dominion Olde West	—	1,965	12,204	14,169	5,155	2,605	16,719	19,324	11,597	1978/82/84/85/87	Dec-84 & Aug-91

Dominion Creekwood	—	—	—	—	4,562	187	4,375	4,562	2,552	1984	Aug-91

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED — (Continued)
(In thousands)

					Cost of	Gross Amount at Which
		Initial Costs		Total	Improvements	Carried at Close of Period
		Land and	Buildings	Initial	Capitalized	Land and	Buildings &	Total
		Land	and	Acquisition	Subsequent	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	to Acquisition Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired

Dominion English Hills	—	1,979	11,524	13,503	8,224	2,873	18,854	21,727	11,134	1969/76	Dec-91

Legacy at Mayland	41,507	—	—	—	18,906	1,701	17,205	18,906	9,761	2007	Dec-91

Gayton Pointe Townhomes	—	826	5,148	5,974	28,589	3,302	31,261	34,563	18,433	2007	Sep-95

Dominion West End	26,313	2,059	15,049	17,108	11,704	4,453	24,359	28,812	13,795	1989	Dec-95

Waterside At Ironbridge	—	1,844	13,238	15,082	6,321	2,249	19,154	21,403	9,281	1987	Sep-97

Carriage Homes at Wyndham	—	474	30,997	31,471	6,276	3,729	34,018	37,747	15,035	1998	Nov-03

RICHMOND, VA	67,820	9,147	88,160	97,307	89,737	21,099	165,945	187,044	91,588

Heather Lake	—	617	3,400	4,017	9,311	1,157	12,171	13,328	10,205	1972/74	Mar-80

Woodscape	—	798	7,209	8,007	8,493	1,996	14,504	16,500	11,249	1974/76	Dec-87

Eastwind	—	155	5,317	5,472	5,404	600	10,276	10,876	7,384	1970	Apr-88

Forest Lake At Oyster Point	—	780	8,862	9,642	7,892	1,337	16,197	17,534	9,911	1986	Aug-95

Dominion Waterside At Lynnhave	—	1,824	4,107	5,931	5,344	2,154	9,121	11,275	5,930	1966	Aug-96

Dominion Yorkshire Downs	—	1,089	8,582	9,671	5,217	1,489	13,399	14,888	7,029	1987	Dec-97

NORFOLK, VA	—	5,263	37,477	42,740	41,661	8,733	75,668	84,401	51,708

Garrison Square	—	5,591	91,027	96,618	48	5,591	91,075	96,666	1,629	1887/1990	Sep-10

Ridge at Blue Hills	25,375	6,039	34,869	40,908	118	6,039	34,987	41,026	—	2007	Sep-10

BOSTON, MA	25,375	11,630	125,896	137,526	166	11,630	126,062	137,692	1,629

Greens At Falls Run	—	2,731	5,300	8,031	4,359	3,069	9,321	12,390	5,398	1989	May-95

Manor At England Run	—	3,194	13,505	16,699	19,423	5,095	31,027	36,122	17,608	1990	May-95

Brittingham Square	—	650	4,962	5,612	3,453	916	8,149	9,065	4,654	1991	May-95

Greens At Schumaker Pond	—	710	6,118	6,828	4,844	958	10,714	11,672	6,478	1988	May-95

Greens At Cross Court	—	1,182	4,544	5,726	3,786	1,433	8,079	9,512	4,866	1987	May-95

The Tribute on Glenwood	32,126	4,719	—	4,719	44,736	12,128	37,327	49,455	2,153	2010	Jun-10

OTHER MID-ATLANTIC	32,126	13,186	34,429	47,615	80,601	23,599	104,617	128,216	41,157

TOTAL MID-ATLANTIC REGION	450,953	208,387	984,966	1,193,353	431,928	295,345	1,329,936	1,625,281	439,120

SOUTHEASTERN REGION

Summit West	—	2,176	4,710	6,886	7,000	3,042	10,844	13,886	8,146	1972	Dec-92

The Breyley	—	1,780	2,458	4,238	16,302	3,131	17,409	20,540	12,030	2007	Sep-93

Lakewood Place	21,149	1,395	10,647	12,042	6,953	2,035	16,960	18,995	10,768	1986	Mar-94

Hunters Ridge	22,203	2,462	10,942	13,404	5,786	3,408	15,782	19,190	9,299	1992	Jun-95

Bay Meadow	—	2,893	9,254	12,147	8,328	3,791	16,684	20,475	10,291	2004	Dec-96

Cambridge Woods	—	1,791	7,166	8,957	6,778	2,451	13,284	15,735	7,877	1985	Jun-97

Sugar Mill Creek	7,330	2,242	7,553	9,795	5,508	2,648	12,655	15,303	6,572	1988	Dec-98

Inlet Bay	—	7,702	23,150	30,852	10,933	8,520	33,265	41,785	17,432	1988/89	Jun-03

MacAlpine Place	—	10,869	36,858	47,727	4,266	10,970	41,023	51,993	15,769	2001	Dec-04

Island Walk	—	7,231	19,897	27,128	9,684	9,131	27,681	36,812	15,688	1985/87	Jul-06

Gallery at Bayport II	—	5,775	17,236	23,011	2,051	8,525	16,537	25,062	5,836	2008	Oct-06

The Vintage Lofts at West End	—	6,611	37,663	44,274	10,012	14,983	39,303	54,286	5,958	2009	Jul-09

TAMPA, FL	50,682	52,927	187,534	240,461	93,601	72,635	261,427	334,062	125,666

The Canopy Apartment Villas	—	2,895	6,456	9,351	21,457	5,204	25,604	30,808	16,542	2008	Mar-93

Altamira Place	15,640	1,533	11,076	12,609	18,430	3,150	27,889	31,039	19,087	2007	Apr-94

Regatta Shore	—	757	6,608	7,365	13,580	1,803	19,142	20,945	12,840	2007	Jun-94

Alafaya Woods	20,622	1,653	9,042	10,695	7,290	2,332	15,653	17,985	9,719	2006	Oct-94

Seabrook	—	1,846	4,155	6,001	6,771	2,532	10,240	12,772	7,113	2004	Feb-96

Los Altos	25,048	2,804	12,349	15,153	7,243	3,623	18,773	22,396	10,776	2004	Oct-96

Lotus Landing	—	2,185	8,639	10,824	7,426	2,657	15,593	18,250	8,068	2006	Jul-97

Seville On The Green	—	1,282	6,498	7,780	5,879	1,656	12,003	13,659	6,564	2004	Oct-97

Ashton @ Waterford	26,699	3,872	17,538	21,410	1,586	4,039	18,957	22,996	10,220	2000	May-98

Arbors at Lee Vista DCO	—	6,692	12,860	19,552	10,341	6,903	22,990	29,893	12,798	2007	Aug-06

The Place on Millenia Blvd	—	12,172	37,143	49,315	985	12,194	38,106	50,300	8,131	2007	Jan-08

ORLANDO, FL	88,009	37,691	132,364	170,055	100,988	46,093	224,950	271,043	121,858

Legacy Hill	—	1,148	5,867	7,015	7,615	1,669	12,961	14,630	8,722	1977	Nov-95

Hickory Run	—	1,469	11,584	13,053	8,107	1,959	19,201	21,160	10,044	1989	Dec-95

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED — (Continued)
(In thousands)

					Cost of	Gross Amount at Which
		Initial Costs		Total	Improvements	Carried at Close of Period
		Land and	Buildings	Initial	Capitalized	Land and	Buildings &	Total
		Land	and	Acquisition	Subsequent	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	to Acquisition Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired

Carrington Hills	—	2,117	—	2,117	31,902	4,214	29,805	34,019	14,760	1999	Dec-95

Brookridge	—	708	5,461	6,169	3,594	998	8,765	9,763	5,165	1986	Mar-96

Breckenridge	—	766	7,714	8,480	3,329	1,141	10,668	11,809	5,781	1986	Mar-97

Colonnade	—	1,460	16,015	17,475	3,284	1,799	18,960	20,759	8,339	1998	Jan-99

The Preserve at Brentwood	25,294	3,181	24,674	27,855	4,621	3,304	29,172	32,476	12,534	1998	Jun-04

Polo Park	—	4,583	16,293	20,876	14,921	5,485	30,312	35,797	11,216	2008	May-06

NASHVILLE, TN	25,294	15,432	87,608	103,040	77,373	20,569	159,844	180,413	76,561

Greentree	17,930	1,634	11,227	12,861	12,147	2,683	22,325	25,008	13,885	2007	Jul-94

Westland	—	1,835	14,865	16,700	10,521	3,085	24,136	27,221	15,014	1990	May-96

Antlers	—	4,034	11,193	15,227	11,329	5,130	21,426	26,556	13,906	1985	May-96

St Johns Plantation	—	4,288	33,102	37,390	4,902	4,474	37,818	42,292	14,071	2006	Jun-05

The Kensley	—	3,179	30,711	33,890	1,573	3,191	32,272	35,463	7,030	2004	Jul-07

JACKSONVILLE, FL	17,930	14,970	101,098	116,068	40,472	18,563	137,977	156,540	63,906

The Groves	—	790	4,767	5,557	5,110	1,606	9,061	10,667	6,059	1989	Dec-95

Mallards of Brandywine	—	766	5,407	6,173	2,875	1,101	7,947	9,048	4,531	1985	Jul-97

The Reserve and Park at Riverbridge	40,133	15,968	56,401	72,369	3,941	16,128	60,182	76,310	22,492	1999/2001	Dec-04

PIERPOINT Port Orange	—	3,373	7,096	10,469	5,578	3,792	12,255	16,047	9,479	2007	Dec-05

OTHER FLORIDA	40,133	20,897	73,671	94,568	17,504	22,627	89,445	112,072	42,561

TOTAL SOUTHEASTERN REGION	222,048	141,917	582,275	724,192	329,938	180,487	873,643	1,054,130	430,552

SOUTHWESTERN REGION

Highlands of Preston	—	2,151	8,168	10,319	29,371	5,877	33,813	39,690	13,667	2008	Mar-98

THIRTY377	31,175	24,036	32,951	56,987	5,544	24,213	38,318	62,531	10,981	2007	Aug-06

Garden Oaks	—	2,132	5,367	7,499	854	6,854	1,499	8,353	793	1979	Mar-07

Springhaven	—	6,688	3,354	10,042	521	8,225	2,338	10,563	1,410	1977	Apr-07

Glenwood	—	7,903	554	8,457	811	8,068	1,200	9,268	504	1970	May-07

Talisker of Addison	7,341	10,440	634	11,074	1,199	10,792	1,481	12,273	687	1975	May-07

Clipper Pointe	6,816	13,221	2,507	15,728	1,351	14,803	2,276	17,079	1,343	1978	May-07

Ridgeview Park	—	2,350	—	2,350	8,307	2,364	8,293	10,657	2,179	2007	Jul-07

RIACHI AT ONE21	17,704	2,342	—	2,342	16,310	4,691	13,961	18,652	3,955	2007	Dec-07

Legacy Village	59,300	16,882	100,102	116,984	3,325	16,991	103,318	120,309	17,609	2005/06/07	Mar-08

Riachi at One21 Ph II	12,791	1,918	—	1,918	14,895	4,156	12,657	16,813	1,982	2009	Mar-09

Mustang Park	—	5,556	22,664	28,220	84	5,623	22,681	28,304	1,939	2009	Jul-09

The Belmont	47,056	11,720	—	11,720	54,251	20,929	45,042	65,971	4,424	2010	Apr-10

Savoye	29,082	7,374	3,367	10,741	54,905	14,556	51,090	65,646	2,693	2010	Aug-10

DALLAS, TX	211,265	114,713	179,668	294,381	191,728	148,142	337,967	486,109	64,166

Sierra Foothills	20,977	2,728	—	2,728	20,710	5,032	18,406	23,438	12,303	1998	Feb-98

Finisterra	—	1,274	26,392	27,666	3,885	1,673	29,878	31,551	12,835	1997	Mar-98

Sierra Canyon	12,035	1,810	12,964	14,774	1,883	2,014	14,643	16,657	8,361	2001	Dec-01

Lumiere	—	5,092	11,998	17,090	6,688	4,708	19,070	23,778	11,211	1996	May-06

Waterford at Peoria	—	2,225	21,593	23,818	1,527	2,971	22,374	25,345	3,215	2008	Aug-08

Residences at Stadium Village	29,120	7,930	—	7,930	41,291	15,157	34,064	49,221	3,631	2009	May-09

PHOENIX, AZ	62,132	21,059	72,947	94,006	75,984	31,555	138,435	169,990	51,556

Barton Creek Landing	—	3,151	14,269	17,420	14,760	3,535	28,645	32,180	9,717	1986	Mar-02

Residences at the Domain	25,079	4,034	55,256	59,290	891	4,053	56,128	60,181	8,039	2007	Aug-08

AUSTIN, TX	25,079	7,185	69,525	76,710	15,651	7,588	84,773	92,361	17,756

Inn @ Los Patios	—	3,005	11,545	14,550	4,629	4,279	14,900	19,179	4,052	1990	Aug-98

Tiburon	17,500	3,600	—	3,600	18,626	6,258	15,968	22,226	4,073	2008	Jul-06

Laurelwoode	19,201	3,459	—	3,459	20,354	7,302	16,511	23,813	3,582	2008	Jan-07

OTHER TEXAS	36,701	10,064	11,545	21,609	43,609	17,839	47,379	65,218	11,707

TOTAL SOUTHWESTERN REGION	335,177	153,021	333,685	486,706	326,972	205,124	608,554	813,678	145,185

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED — (Continued)
(In thousands)

					Cost of	Gross Amount at Which
		Initial Costs		Total	Improvements	Carried at Close of Period
		Land and	Buildings	Initial	Capitalized	Land and	Buildings &	Total
		Land	and	Acquisition	Subsequent	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	to Acquisition Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired

REAL ESTATE UNDER DEVELOPMENT

Savoye II	—	6,510	3,774	10,284	16,700	6,510	20,474	26,984	—

Mission Bay	—	23,625	—	23,625	729	23,654	700	24,354	—

Belmont Townhomes	—	288	—	288	605	853	40	893	—

2400 14th Street	—	31,747	—	31,747	13,934	31,392	14,289	45,681	—

TOTAL REAL ESTATE UNDER DEVELOPMENT	—	62,170	3,774	65,944	31,968	62,409	35,503	97,912	—

LAND

Waterside	—	11,862	93	11,955	126	11,862	219	12,081	176

Presidio	—	1,524	—	1,524	921	1,300	1,145	2,445	—

UDR Pacific Los Alisos, LP	—	17,298	—	17,298	6,273	16,385	7,186	23,571	—

Parkers Landing II TRS	—	1,710	—	1,710	762	1,511	961	2,472	(1,310)

3033 Wilshire	—	11,055	—	11,055	4,091	11,055	4,091	15,146	—

Vitruvian	—	15,664	19,607	35,271	40,903	46,038	30,136	76,174	—

TOTAL LAND	—	59,113	19,700	78,813	53,076	88,151	43,738	131,889	(1,134)

TOTAL REAL ESTATE UNDER DEVELOPMENT	—	121,283	23,474	144,757	85,044	150,560	79,241	229,801	(1,134)

COMMERCIAL

Hanover Village	—	1,624	—	1,624	—	1,104	520	1,624	518

The Calvert — commercial side	—	34	1,598	1,632	1,176	1,172	1,636	2,808	670

Circle Towers Office Bldg	—	1,407	4,498	5,905	900	1,380	5,425	6,805	744

Brookhaven Shopping Center	—	4,138	7,093	11,231	9,459	6,928	13,762	20,690	1,704

Bellevue Plaza retail	22,271	24,377	7,517	31,894	(61)	29,920	1,913	31,833	105

Grandview DCO	—	7,266	9,702	16,968	2,097	10,750	8,315	19,065	6,501

TOTAL COMMERCIAL	22,271	38,846	30,408	69,254	13,571	51,254	31,571	82,825	10,242

Other(b)	—	—	—	—	2,259	5	2,254	2,259	(2)

TOTAL CORPORATE	—	—	—	—	2,259	5	2,254	2,259	(2)

TOTAL COMMERCIAL & CORPORATE	22,271	38,846	30,408	69,254	15,830	51,259	33,825	85,084	10,240

	—

TOTAL REAL ESTATE OWNED	$1,963,670	$1,579,914	$3,636,872	$5,216,786	$1,664,561	$1,850,390	$5,030,957	$6,881,347	$1,638,326

(a)	Date of construction or date of last major renovation.

(b)	Includes unallocated accruals and capital expenditures.

The aggregate cost for federal income tax purposes was approximately $6.2 billion at December 31, 2010.

The depreciable life for all buildings is 35 years.

UDR, INC.
SCHEDULE III — REAL ESTATE OWNED — (Continued)
(In thousands)

3-YEAR ROLLFORWARD OF REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION

The following is a reconciliation of the carrying amount of total real estate owned at December 31, (in thousands):

	2010	2009	2008

Balance at beginning of the year	$6,315,047	$5,831,753	$5,956,481
Real estate acquired	425,825	28,220	1,014,232
Real estate acquired through JV consolidation	—	185,929	—
Capital expenditures and development	167,986	273,552	297,565
Real estate sold	(20,328)	—	(1,436,525)
Retirement of fully depreciated assets	(7,183)	(4,407)	—

Balance at end of the year	$6,881,347	$6,315,047	$5,831,753

The following is a reconciliation of total accumulated depreciation for real estate owned at December 31:

	2010	2009	2008

Balance at beginning of the year	$1,351,293	$1,078,689	$1,371,759
Depreciation expense for the year	297,889	277,011	245,898
Accumulated depreciation on sales	(3,673)	—	(538,968)
Accumulated depreciation on retirements	(7,183)	(4,407)	—

Balance at end of year	$1,638,326	$1,351,293	$1,078,689

UNITED DOMINION REALTY, L.P.
SCHEDULE III — REAL ESTATE OWNED
FOR THE YEAR ENDED DECEMBER 31, 2010
(In thousands)

					Cost of
					Improvements	Gross Amount at Which
		Initial Costs		Total	Capitalized	Carried at Close of Period
		Land and	Buildings	Initial	Subsequent	Land and	Buildings &	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired

WESTERN REGION

Harbor at Mesa Verde	$47,091	$20,477	$28,538	$49,015	$10,872	$20,716	$39,171	$59,887	$18,028	2003	Jun-03

Pine Brook Village	18,270	2,582	25,504	28,086	4,480	3,841	28,725	32,566	12,393	1979	Jun-03

Pacific Shores	19,145	7,345	22,624	29,969	7,200	7,477	29,692	37,169	13,220	2003	Jun-03

Huntington Vista	31,274	8,055	22,486	30,541	5,863	8,238	28,166	36,404	12,670	1970	Jun-03

Missions at Back Bay	11,326	229	14,129	14,358	1,648	10,727	5,279	16,006	2,523	1969	Dec-03

Coronado at Newport — North	49,766	62,516	46,082	108,598	14,632	63,244	59,986	123,230	24,367	2000	Oct-04

Huntington Villas	55,752	61,535	18,017	79,552	4,624	61,819	22,357	84,176	9,274	1972	Sep-04

Villa Venetia	—	70,825	24,179	95,004	4,769	70,938	28,835	99,773	11,484	1972	Oct-04

Vista Del Rey	12,659	10,670	7,080	17,750	1,465	10,776	8,439	19,215	3,514	1969	Sep-04

Coronado South	103,525	58,785	50,067	108,852	11,106	59,002	60,956	119,958	23,819	2000	Mar-05

Pine Brook Village II	—	25,922	60,961	86,883	1,141	25,924	62,100	88,024	9,498	1975	May-08

The Arboretum	—	29,563	14,283	43,846	4,843	29,685	19,004	48,689	7,843	1970	Oct-04

ORANGE COUNTY, CA	348,808	358,504	333,950	692,454	72,643	372,387	392,710	765,097	148,633

2000 Post Street	—	9,861	44,578	54,439	6,574	10,158	50,855	61,013	17,723	1987	Dec-98

Birch Creek	—	4,365	16,696	21,061	5,010	4,991	21,080	26,071	9,758	1968	Dec-98

Highlands Of Marin	—	5,996	24,868	30,864	26,113	6,972	50,005	56,977	13,800	1991	Dec-98

Marina Playa	—	6,224	23,916	30,140	7,242	6,727	30,655	37,382	13,618	1971	Dec-98

Crossroads Apartments	—	4,811	10,170	14,981	3,396	5,024	13,353	18,377	5,763	1986	Jul-04

River Terrace	33,130	22,161	40,137	62,298	1,604	22,250	41,652	63,902	13,429	2005	Aug-05

CitySouth	—	14,031	30,537	44,568	14,981	14,033	45,516	59,549	10,321	1972	Nov-05

Bay Terrace	—	8,545	14,458	23,003	1,596	8,549	16,050	24,599	4,868	1962	Oct-05

Highlands of Marin Phase II	—	5,353	18,559	23,912	9,696	5,706	27,902	33,608	4,559	1968	Oct-07

Edgewater	45,106	30,657	83,872	114,529	1,551	30,663	85,417	116,080	13,843	2007	Mar-08

Almaden Lake Village	27,000	594	42,515	43,109	1,864	622	44,351	44,973	6,555	1999	Jul-08

SAN FRANCISCO, CA	105,236	112,598	350,306	462,904	79,627	115,695	426,836	542,531	114,237

The Crest	55,602	21,953	67,809	89,762	6,708	22,136	74,334	96,470	28,264	1989	Sep-04

Rosebeach	—	8,414	17,449	25,863	1,754	8,462	19,155	27,617	7,294	1970	Sep-04

The Villas @ San Dimas	—	8,181	16,735	24,916	2,221	8,241	18,896	27,137	7,413	1981	Oct-04

The Villas at Bonita	—	4,499	11,699	16,198	771	4,536	12,433	16,969	4,671	1981	Oct-04

Ocean Villas	8,896	5,135	12,789	17,924	1,092	5,205	13,811	19,016	5,036	1965	Oct-04

Tierra Del Rey	—	39,586	36,679	76,265	1,610	39,589	38,286	77,875	6,976	1999	Dec-07

LOS ANGELES, CA	64,498	87,768	163,160	250,928	14,156	88,169	176,915	265,084	59,654

Crowne Pointe	8,229	2,486	6,437	8,923	3,961	2,737	10,147	12,884	5,014	1987	Dec-98

Hilltop	7,607	2,174	7,408	9,582	2,971	2,635	9,918	12,553	4,561	1985	Dec-98

The Kennedy	17,941	6,179	22,307	28,486	913	6,212	23,187	29,399	7,026	2005	Nov-05

Hearthstone at Merrill Creek	—	6,848	30,922	37,770	1,507	6,859	32,418	39,277	5,099	2000	May-08

Island Square	—	21,284	89,389	110,673	2,167	21,331	91,509	112,840	13,022	2007	Jul-08

SEATTLE, WA	33,777	38,971	156,463	195,434	11,519	39,774	167,179	206,953	34,722

Presidio at Rancho Del Oro	13,325	9,164	22,694	31,858	4,879	9,571	27,166	36,737	11,350	1987	Jun-04

Villas at Carlsbad	8,449	6,517	10,718	17,235	1,288	6,618	11,905	18,523	4,351	1966	Oct-04

Summit at Mission Bay	—	22,598	17,182	39,780	4,546	22,627	21,699	44,326	7,840	1953	Nov-04

SAN DIEGO, CA	21,774	38,279	50,594	88,873	10,713	38,816	60,770	99,586	23,541

Boronda Manor	—	1,946	8,982	10,928	8,210	3,099	16,039	19,138	6,056	1979	Dec-98

Garden Court	—	888	4,188	5,076	4,142	1,454	7,764	9,218	3,048	1973	Dec-98

Cambridge Court	—	3,039	12,883	15,922	12,804	5,131	23,595	28,726	9,345	1974	Dec-98

Laurel Tree	—	1,304	5,115	6,419	5,255	2,058	9,616	11,674	3,715	1977	Dec-98

The Pointe At Harden Ranch	—	6,388	23,854	30,242	22,990	9,731	43,501	53,232	16,496	1986	Dec-98

The Pointe At Northridge	—	2,044	8,028	10,072	8,980	3,190	15,862	19,052	6,269	1979	Dec-98

The Pointe At Westlake	—	1,329	5,334	6,663	4,942	2,106	9,499	11,605	3,604	1975	Dec-98

MONTEREY PENINSULA, CA	—	16,938	68,384	85,322	67,323	26,769	125,876	152,645	48,533

Verano at Rancho Cucamonga Town Square	54,308	13,557	3,645	17,202	51,947	22,898	46,251	69,149	18,494	2006	Oct-02

Waterstone at Murrieta	—	10,598	34,703	45,301	4,749	10,858	39,192	50,050	15,894	1990	Nov-04

INLAND EMPIRE, CA	54,308	24,155	38,348	62,503	56,696	33,756	85,443	119,199	34,388

UNITED DOMINION REALTY, L.P.
SCHEDULE III — REAL ESTATE OWNED — (Continued)
(In thousands)

					Cost of
					Improvements	Gross Amount at Which
		Initial Costs		Total	Capitalized	Carried at Close of Period
		Land and	Buildings	Initial	Subsequent	Land and	Buildings &	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired

Foothills Tennis Village	15,629	3,618	14,542	18,160	5,277	3,958	19,479	23,437	9,740	1988	Dec-98

Woodlake Village	30,982	6,772	26,967	33,739	10,885	7,722	36,902	44,624	18,857	1979	Dec-98

SACRAMENTO, CA	46,611	10,390	41,509	51,899	16,162	11,680	56,381	68,061	28,597

Tualatin Heights	10,079	3,273	9,134	12,407	5,391	3,688	14,110	17,798	6,871	1989	Dec-98

Andover Park	15,938	2,916	16,995	19,911	6,257	3,102	23,066	26,168	9,794	1989	Sep-04

Hunt Club	17,020	6,014	14,870	20,884	4,693	6,281	19,296	25,577	8,265	1985	Sep-04

PORTLAND, OR	43,037	12,203	40,999	53,202	16,341	13,071	56,472	69,543	24,930

TOTAL WESTERN REGION	718,049	699,806	1,243,713	1,943,519	345,180	740,117	1,548,582	2,288,699	517,235

MID-ATLANTIC REGION

The Whitmore	—	6,418	13,411	19,829	19,534	7,423	31,940	39,363	14,032	2008	Apr-02

Ridgewood	—	5,612	20,086	25,698	6,972	5,814	26,856	32,670	14,404	1988	Aug-02

The Calvert	—	263	11,189	11,452	15,457	8,275	18,634	26,909	8,111	1962	Nov-03

Wellington Place at Olde Town	28,681	13,753	36,059	49,812	16,131	14,497	51,446	65,943	18,594	2008	Sep-05

Andover House	—	14,357	51,577	65,934	2,335	14,360	53,909	68,269	11,806	2004	Mar-07

Sullivan Place	—	1,137	103,676	104,813	2,611	1,175	106,249	107,424	19,049	2007	Dec-07

Circle Towers	69,493	33,011	107,051	140,062	4,689	32,827	111,924	144,751	17,226	1972	Mar-08

Delancey at Shirlington	—	21,606	66,765	88,371	804	21,616	67,559	89,175	10,740	2006/07	Mar-08

METROPOLITAN, DC	98,174	96,157	409,814	505,971	68,533	105,987	468,517	574,504	113,962

Lakeside Mill	15,242	2,666	10,109	12,775	3,484	2,845	13,414	16,259	8,566	1989	Dec-99

Tamar Meadow	17,602	4,145	17,150	21,295	4,230	4,490	21,035	25,525	10,757	1990	Nov-02

Calvert’s Walk	18,043	4,408	24,692	29,100	5,478	4,549	30,029	34,578	12,624	1988	Mar-04

Liriope Apartments	—	1,620	6,791	8,411	819	1,629	7,601	9,230	3,228	1997	Mar-04

20 Lambourne	32,000	11,750	45,590	57,340	3,036	11,808	48,568	60,376	8,417	2003	Mar-08

BALTIMORE, MD	82,887	24,589	104,332	128,921	17,047	25,321	120,647	145,968	43,592

TOTAL MID-ATLANTIC REGION	181,061	120,746	514,146	634,892	85,580	131,308	589,164	720,472	157,554

SOUTHEASTERN REGION

Sugar Mill Creek	7,330	2,242	7,553	9,795	5,508	2,648	12,655	15,303	6,572	1988	Dec-98

Inlet Bay	—	7,702	23,150	30,852	10,933	8,520	33,265	41,785	17,432	1988/89	Jun-03

MacAlpine Place	—	10,869	36,858	47,727	4,266	10,970	41,023	51,993	15,769	2001	Dec-04

TAMPA, FL	7,330	20,813	67,561	88,374	20,707	22,138	86,943	109,081	39,773

Legacy Hill	—	1,148	5,867	7,015	7,615	1,669	12,961	14,630	8,722	1977	Nov-95

Hickory Run	—	1,469	11,584	13,053	8,107	1,959	19,201	21,160	10,044	1989	Dec-95

Carrington Hills	—	2,117	—	2,117	31,902	4,214	29,805	34,019	14,760	1999	Dec-95

Brookridge	—	708	5,461	6,169	3,594	998	8,765	9,763	5,165	1986	Mar-96

Breckenridge	—	766	7,714	8,480	3,329	1,141	10,668	11,809	5,781	1986	Mar-97

Polo Park	—	4,583	16,293	20,876	14,921	5,485	30,312	35,797	11,216	2008	May-06

NASHVILLE, TN	—	10,791	46,919	57,710	69,468	15,466	111,712	127,178	55,688

St Johns Plantation	—	4,288	33,102	37,390	4,902	4,474	37,818	42,292	14,071	2006	Jun-05

JACKSONVILLE, FL	—	4,288	33,102	37,390	4,902	4,474	37,818	42,292	14,071

The Reserve and Park at Riverbridge	40,133	15,968	56,401	72,369	3,941	16,128	60,182	76,310	22,492	1999/2001	Dec-04

OTHER FLORIDA	40,133	15,968	56,401	72,369	3,941	16,128	60,182	76,310	22,492

TOTAL SOUTHEASTERN REGION	47,463	51,860	203,983	255,843	99,018	58,206	296,655	354,861	132,024

SOUTHWESTERN REGION

THIRTY377	31,175	24,036	32,951	56,987	5,544	24,213	38,318	62,531	10,981	2007	Aug-06

Legacy Village	59,300	16,882	100,102	116,984	3,325	16,991	103,318	120,309	17,609	2005/06/07	Mar-08

DALLAS, TX	90,475	40,918	133,053	173,971	8,869	41,204	141,636	182,840	28,590

Finisterra	—	1,274	26,392	27,666	3,885	1,673	29,878	31,551	12,835	1997	Mar-98

Sierra Foothills	20,977	2,728	—	2,728	20,710	5,032	18,406	23,438	12,303	1998	Feb-98

Sierra Canyon	12,036	1,810	12,964	14,774	1,883	2,014	14,643	16,657	8,361	2001	Dec-01

PHOENIX, AZ	33,013	5,812	39,356	45,168	26,478	8,719	62,927	71,646	33,499

Barton Creek Landing	—	3,151	14,269	17,420	14,760	3,535	28,645	32,180	9,717	1986	Mar-02

AUSTIN, TX	—	3,151	14,269	17,420	14,760	3,535	28,645	32,180	9,717

Inn @ Los Patios	—	3,005	11,545	14,550	4,629	4,279	14,900	19,179	4,052	1990	Aug-98

UNITED DOMINION REALTY, L.P.
SCHEDULE III — REAL ESTATE OWNED — (Continued)
(In thousands)

					Cost of
					Improvements	Gross Amount at Which
		Initial Costs		Total	Capitalized	Carried at Close of Period
		Land and	Buildings	Initial	Subsequent	Land and	Buildings &	Total
		Land	and	Acquisition	to Acquisition	Land	Buildings	Carrying	Accumulated	Date of	Date
	Encumbrances	Improvements	Improvements	Costs	Costs	Improvements	Improvements	Value	Depreciation	Construction(a)	Acquired

OTHER TEXAS	—	3,005	11,545	14,550	4,629	4,279	14,900	19,179	4,052

TOTAL SOUTHWESTERN REGION	123,488	52,886	198,223	251,109	54,736	57,737	248,108	305,845	75,858

LAND	—

Presidio	—	1,524	—	1,524	921	1,300	1,145	2,445	—

UDR Pacific Los Alisos, LP	—	17,298	—	17,298	6,273	16,385	7,186	23,571	—

TOTAL LAND	—	18,822	—	18,822	7,194	17,685	8,331	26,016	—

COMMERCIAL	—

The Calvert — commercial side	—	34	1,598	1,632	1,176	1,172	1,636	2,808	670

Circle Towers Office Bldg	—	1,407	4,498	5,905	900	1,380	5,425	6,805	745

TOTAL COMMERCIAL	—	1,441	6,096	7,537	2,076	2,552	7,061	9,613	1,415

Other(b)	—	—	—	—	678	5	673	678	(3)

TOTAL CORPORATE	—	—	—	—	678	5	673	678	(3)

	—

TOTAL COMMERCIAL & CORPORATE	—	1,441	6,096	7,537	2,754	2,557	7,734	10,291	1,412

TOTAL REAL ESTATE OWNED	$1,070,061	$945,561	$2,166,161	$3,111,722	$594,462	$1,007,610	$2,698,574	$3,706,184	$884,083

(a)	Date of construction or date of last major renovation.

(b)	Includes unallocated accruals and capital expenditures.

The aggregate cost for federal income tax purposes was approximately $3.1 billion at December 31, 2010.

The depreciable life for all buildings is 35 years.

3-YEAR ROLLFORWARD OF REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION

The following is a reconciliation of the carrying amount of total real estate owned at December 31, (in thousands):

	2010	2009	2008

Balance at beginning of the year	$3,640,888	$3,569,239	$3,639,379
Real estate acquired	—	—	801,852
Capital expenditures and development	65,296	71,649	84,313
Real estate transferred	—	—	—
Real estate sold	—	—	(956,305)

Balance at end of year	$3,706,184	$3,640,888	$3,569,239

The following is a reconciliation of total accumulated depreciation for real estate owned at December 31:

	2010	2009	2008

Balance at beginning of the year	$717,892	$552,369	$754,996
Depreciation expense for the year	166,191	165,757	148,997
Accumulated depreciation on assets transferred	—	—	—
Accumulated depreciation on asset retirements	—	(234)	—
Accumulated depreciation on sales	—	—	(351,624)

Balance at end of year	$884,083	$717,892	$552,369

EXHIBIT INDEX

The exhibits listed below are filed as part of this Report. References under the caption “Location” to exhibits or other filings indicate that the exhibit or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference. Management contracts and compensatory plans or arrangements filed as exhibits to this Report are identified by an asterisk. The Commission file number for UDR, Inc.’s Exchange Act filings referenced below is 1-10524. The Commission file number for United Dominion Realty, L.P.’s Exchange Act filings is 333-156002-01.

Exhibit	Description	Location

2.01	Partnership Interest Purchase and Exchange Agreement dated as of September 10, 1998, by and between UDR, Inc., United Dominion Realty, L.P., American Apartment Communities Operating Partnership, L.P., AAC Management LLC, Schnitzer Investment Corp., Fox Point Ltd. and James D. Klingbeil including as an exhibit thereto the proposed form of the Third Amended and Restated Limited Partnership Agreement of United Dominion Realty, L.P.	Exhibit 2(d) to UDR, Inc.’s Form S-3 Registration Statement (Registration No. 333-64281) filed with the Commission on September 25, 1998.
2.02	Agreement of Purchase and Sale dated as of August 13, 2004, by and between United Dominion Realty, L.P., a Delaware limited partnership, as Buyer, and Essex The Crest, L.P., a California limited partnership, Essex El Encanto Apartments, L.P., a California limited partnership, Essex Hunt Club Apartments, L.P., a California limited partnership, and the other signatories named as Sellers therein.	Exhibit 2.1 to UDR, Inc.’s Current Report on Form 8-K dated September 28, 2004 and filed with the Commission on September 29, 2004.
2.03	First Amendment to Agreement of Purchase and Sale dated as of September 29, 2004, by and between United Dominion Realty, L.P., a Delaware limited partnership, as Buyer, and Essex The Crest, L.P., a California limited partnership, Essex El Encanto Apartments, L.P., a California limited partnership, Essex Hunt Club Apartments, L.P., a California limited partnership, and the other signatories named as Sellers therein.	Exhibit 2.2 to UDR, Inc.’s Current Report on Form 8-K dated September 29, 2004 and filed with the Commission on October 5, 2004.
2.04	Second Amendment to Agreement of Purchase and Sale dated as of October 26, 2004, by and between United Dominion Realty, L.P., a Delaware limited partnership, as Buyer, and Essex The Crest, L.P., a California limited partnership, Essex El Encanto Apartments, L.P., a California limited partnership, Essex Hunt Club Apartments, L.P., a California limited partnership, and the other signatories named as Sellers therein.	Exhibit 2.3 to UDR, Inc.’s Current Report on Form 8-K/A dated September 29, 2004 and filed with the Commission on November 1, 2004.

Exhibit	Description	Location

2.05	Agreement of Purchase and Sale dated as of January 23, 2008, by and between UDR, Inc., United Dominion Realty, L.P., UDR Texas Properties LLC, UDR Western Residential, Inc., UDR South Carolina Trust, UDR Ohio Properties, LLC, UDR of Tennessee, L.P., UDR of NC, Limited Partnership, Heritage Communities L.P., Governour’s Square of Columbus Co., Fountainhead Apartments Limited Partnership, AAC Vancouver I, L.P., AAC Funding Partnership III, AAC Funding Partnership II and DRA Fund VI LLC.	Exhibit 2.1 to UDR, Inc.’s Current Report on Form 8-K dated January 23, 2008 and filed with the Commission on January 29, 2008.
2.06	First Amendment to Agreement of Purchase and Sale dated as of February 14, 2008, by and between UDR, Inc., United Dominion Realty, L.P., UDR Texas Properties LLC, UDR Western Residential, Inc., UDR South Carolina Trust, UDR Ohio Properties, LLC, UDR of Tennessee, L.P., UDR of NC, Limited Partnership, Heritage Communities L.P., Governour’s Square of Columbus Co., Fountainhead Apartments Limited Partnership, AAC Vancouver I, L.P., AAC Funding Partnership III, AAC Funding Partnership II and DRA Fund VI LLC.	Exhibit 2.2 to UDR, Inc.’s Current Report on Form 8-K/A dated March 3, 2008 and filed with the Commission on May 2, 2008.
3.01	Articles of Restatement of UDR, Inc.	Exhibit 3.09 to UDR, Inc.’s Current Report on Form 8-K dated July 27, 2005 and filed with the Commission on August 1, 2005.
3.02	Articles of Amendment to the Articles of Restatement of UDR, Inc. dated and filed with the State Department of Assessments and Taxation of the State of Maryland on March 14, 2007.	Exhibit 3.2 to UDR, Inc.’s Current Report on Form 8-K dated March 14, 2007 and filed with the Commission on March 15, 2007.
3.03	Articles Supplementary relating to UDR, Inc.’s 6.75% Series G Cumulative Redeemable Preferred Stock dated and filed with the State Department of Assessments and Taxation of the State of Maryland on May 30, 2007.	Exhibit 3.4 to UDR, Inc.’s Form 8-A Registration Statement dated and filed with the Commission on May 30, 2007.
3.04	Amended and Restated Bylaws of UDR, Inc. (as amended through May 14, 2010).	Exhibit 3.1 to UDR, Inc.’s Current Report on Form 8-K dated May 14, 2010 and filed with the Commission on May 17, 2010.
3.05	Certificate of Limited Partnership of United Dominion Realty, L.P. dated as of February 19, 2004.	Exhibit 3.4 to United Dominion Realty, L.P.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 dated and filed with the Commission on October 15, 2010.
3.06	Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2004.	Exhibit 10.23 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003.
3.07	First Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of June 24, 2005.	Exhibit 10.06 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

Exhibit	Description	Location

3.08	Second Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 23, 2006.	Exhibit 10.6 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
3.09	Third Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of February 2, 2007.	Exhibit 99.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
3.10	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of December 27, 2007.	Exhibit 10.25 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.
3.11	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of March 7, 2008.	Exhibit 10.53 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008.
3.12	Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P. dated as of December 9, 2008.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated December 9, 2008 and filed with the Commission on December 10, 2008.
3.13	Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of March 13, 2009.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated March 18, 2009 and filed with the Commission on March 19, 2009
3.14	Eighth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of November 17, 2010.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on November 18, 2010.
4.01	Form of UDR, Inc. Common Stock Certificate.	Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8-K dated March 14, 2007 and filed with the Commission on March 15, 2007.
4.02	Senior Indenture dated as of November 1, 1995, by and between UDR, Inc. and First Union National Bank of Virginia, N.A., as trustee.	Exhibit 4(ii)(h)(1) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
4.03	Supplemental Indenture dated as of June 11, 2003, by and between UDR, Inc. and Wachovia Bank, National Association, as trustee.	Exhibit 4.03 to UDR, Inc.’s Current Report on Form 8-K dated June 17, 2004 and filed with the Commission on June 18, 2004.
4.04	Subordinated Indenture dated as of August 1, 1994 by and between UDR, Inc. and Crestar Bank, as trustee.	Exhibit 4(i)(m) to UDR, Inc.’s Form S-3 Registration Statement (Registration No. 33-64725) filed with the Commission on November 15, 1995.
4.05	Indenture dated as of December 19, 2005, by and between UDR, Inc. and SunTrust Bank, as trustee, relating to UDR, Inc.’s 4.00% Convertible Senior Notes due 2035, including the form of note.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated December 13, 2005 and filed with the Commission on December 19, 2005.
4.06	Indenture dated as of October 12, 2006, by and between UDR, Inc. and U.S. Bank National Association, as trustee, relating to UDR, Inc.’s 3.625% Convertible Senior Notes due 2011, including the form of note.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated October 5, 2006 and filed with the Commission on October 12, 2006.

Exhibit	Description	Location

4.07	Form UDR, Inc. of Senior Debt Security.	Exhibit 4(i)(n) to UDR, Inc.’s Form S-3 Registration Statement (Registration No. 33-64725) filed with the Commission on November 15, 1995.
4.08	Form of UDR, Inc. Subordinated Debt Security.	Exhibit 4(i)(p) to UDR, Inc.’s Form S-3 Registration Statement (Registration No. 33-55159) filed with the Commission on August 19, 1994.
4.09	Form of UDR, Inc. Fixed Rate Medium-Term Note, Series A.	Exhibit 4.01 to UDR, Inc.’s Current Report on Form 8-K dated March 20, 2007 and filed with the Commission on March 22, 2007.
4.10	Form of UDR, Inc. Floating Rate Medium-Term Note, Series A.	Exhibit 4.02 to UDR, Inc.’s Current Report on Form 8-K dated March 20, 2007 and filed with the Commission on March 22, 2007.
4.11	UDR, Inc. 6.50% Note due 2009, issued June 19, 2002.	Exhibit 4 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
4.12	UDR, Inc. 5.13% Medium-Term Notes due January 2014, issued October 3, 2003, January 15, 2004 and March 18, 2004	Exhibit 4.2 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and Exhibits 4.1 and 4.2 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
4.13	UDR, Inc. 3.90% Medium-Term Note due March 2010, issued March 18, 2004.	Exhibit 4.3 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
4.14	UDR, Inc. 5.00% Medium-Term Note due January 2012, issued October 7, 2004.	Exhibit 4.19 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.
4.15	UDR, Inc. 5.25% Medium-Term Note due January 2015, issued November 1, 2004.	Exhibit 4.21 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.
4.16	UDR, Inc. 5.25% Medium-Term Note due January 2015, issued February 14, 2005.	Exhibit 4.22 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.
4.17	UDR, Inc. 5.25% Medium-Term Note due January 2015, issued March 8, 2005.	Exhibit 4.23 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.
4.18	UDR, Inc. 5.25% Medium-Term Note due January 2015, issued May 3, 2005.	Exhibit 4.3 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
4.19	UDR, Inc. 5.25% Medium-Term Note due January 2016, issued September 7, 2005.	Exhibit 4.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
4.20	UDR, Inc. 6.05% Medium-Term Note due June 2013, issued June 7, 2006.	Exhibit 4.3 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
4.21	UDR, Inc. 5.50% Medium-Term Note, Series A due April 2014, issued March 27, 2007.	Exhibit 4.5 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
4.22	Form of UDR, Inc. Certificate for Shares of 6.75% Series G Cumulative Redeemable Preferred Stock.	Exhibit 4.1 to UDR, Inc.’s Form 8-A Registration Statement dated and filed with the Commission on May 30, 2007.

Exhibit		Description	Location

4.23		Articles Supplementary relating to UDR, Inc.’s 6.75% Series G Cumulative Redeemable Preferred Stock.	See Exhibit 3.03.
4.24		Registration Rights Agreement dated as of October 12, 2006, by and between UDR, Inc. and the Initial Purchasers of UDR, Inc.’s 3.625% Convertible Senior Notes due 2011.	Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8-K dated October 5, 2006 and filed with the Commission on October 12, 2006.
4.25		Indenture dated as of April 1, 1994, by and between UDR, Inc. and Nationsbank of Virginia, N.A., as trustee.	Exhibit 4(ii)(f)(1) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.
4.26		Supplemental Indenture dated as of August 20, 2009, by and between UDR, Inc. and U.S. Bank National Association, as trustee, to UDR, Inc.’s Indenture dated as of April 1, 1994.	Exhibit 4.1 to UDR, Inc.’s Current Report on Form 8-K dated August 20, 2009 and filed with the Commission on August 21, 2009.
4.27		Guaranty of United Dominion Realty, L.P. with respect to UDR, Inc.’s Indenture dated as of November 1, 1995.	Exhibit 99.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on September 30, 2010.
4.28		Guaranty of United Dominion Realty, L.P. with respect to UDR, Inc.’s Indenture dated as of October 12, 2006.	Exhibit 99.2 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on September 30, 2010.
10	.01*	UDR, Inc. 1985 Stock Option Plan, as amended.	Exhibit 10(iv) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
10	.02*	UDR, Inc. 1991 Stock Purchase and Loan Plan.	Exhibit 10(viii) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
10	.03*	UDR, Inc. 1999 Long-Term Incentive Plan (as amended and restated May 13, 2009).	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on May 13, 2009.
10	.04*	Form of UDR, Inc. Restricted Stock Award Agreement under the 1999 Long-Term Incentive Plan.	Exhibit 99.6 to UDR, Inc.’s Current Report on Form 8-K dated December 31, 2004 and filed with the Commission on January 11, 2005.
10.05		Description of UDR, Inc. Shareholder Value Plan.	Exhibit 10(x) to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.
10	.06*	Description of UDR, Inc. Executive Deferral Plan.	Exhibit 10(xi) to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999.
10	.07*	Description of the UDR, Inc. New Out-Performance Program.	Exhibit 10.01 to UDR, Inc.’s Current Report on Form 8-K dated May 3, 2005 and filed with the Commission on May 9, 2005.
10	.08*	Description of the UDR, Inc. Series E Out-Performance Program.	UDR, Inc.’s Definitive Proxy Statement dated March 26, 2007 and filed with the Commission on March 23, 2007.
10	.09*	Description of the UDR, Inc. 2010-2012 Long-Term Incentive Program for Senior Executive Officers.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated February 26, 2010 and filed with the Commission on March 4, 2010.
10.10		Second Amended and Restated Agreement of Limited Partnership of Heritage Communities L.P.	Exhibit 10.3 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

Exhibit		Description	Location

10.11		First Amendment of Second Amended and Restated Agreement of Limited Partnership of Heritage Communities L.P.	Exhibit 10.4 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.12		Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Heritage Communities L.P.	Exhibit 10.5 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.13		Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Heritage Communities L.P.	Exhibit 10.2 to UDR, Inc.’s Current Report on Form 8-K dated December 9, 2008 and filed with the Commission on December 10, 2008.
10.14		Credit Agreement dated as of August 14, 2001, by and between UDR, Inc. and certain subsidiaries and ARCS Commercial Mortgage Co., L.P., as Lender, as amended through October 5, 2006.	Exhibit 10.15 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006.
10.15		Credit Agreement dated as of December 12, 2001, by and between UDR, Inc. and certain subsidiaries and ARCS Commercial Mortgage Co., L.P., as Lender, as amended through September 29, 2006.	Exhibit 10.16 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006.
10.16		Amended and Restated Credit Agreement dated as of May 25, 2005, by and between UDR, Inc. and Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, SunTrust Bank and Wells Fargo Bank, National Association, as Documentation Agents, Citicorp North America, Inc., KeyBank, N.A. and U.S. Bank National Association, as Managing Agents, and LaSalle Bank National Association, Mizuho Corporate Bank, Ltd., New York Branch and UFJ Bank Limited, New York Branch as Co-Agents, and each of the financial institutions initially signatory thereto and their assignees.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated May 25, 2005 and filed with the Commission on May 27, 2005.
10	.17*	Employment Agreement dated as of December 8, 1998, by and between UDR, Inc. and Richard A. Giannotti, as amended.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on December 23, 2008.
10	.18*	Agreement dated as of November 7, 2005, by and between UDR, Inc. and Thomas W. Toomey, regarding corporate aircraft.	Exhibit 10.1 to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
10	.19*	Form of UDR, Inc. Indemnification Agreement.	Exhibit 10.3 to UDR, Inc.’s Current Report on Form 8-K dated May 2, 2006 and filed with the Commission on May 8, 2006.
10	.20*	Form of UDR, Inc. Notice of Performance Contingent Restricted Stock Award.	Exhibit 10.2 to UDR, Inc.’s Current Report on Form 8-K dated May 2, 2006 and filed with the Commission on May 8, 2006.
10	.21*	UDR, Inc. Notice of Performance Contingent Restricted Stock Award, including Restricted Stock Award Agreement for 2,350 Shares for Mark M. Culwell, Jr.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated June 21, 2006 and filed with the Commission on June 23, 2006.

Exhibit		Description	Location

10	.22*	UDR, Inc. Restricted Stock Award Agreement for 7,418 Shares for Mark M. Culwell, Jr.	Exhibit 10.2 to UDR, Inc.’s Current Report on Form 8-K dated June 21, 2006 and filed with the Commission on June 23, 2006.
10	.23*	UDR, Inc. Restricted Stock Award Agreement for 37,092 Shares for Mark M. Culwell, Jr.	Exhibit 10.3 to UDR, Inc.’s Current Report on Form 8-K dated June 21, 2006 and filed with the Commission on June 23, 2006.
10.24		Amended and Restated Master Credit Facility Agreement dated as of June 24, 2002 by and between UDR, Inc. and Green Park Financial Limited Partnership, as amended through February 14, 2007.	Exhibit 10.41 to UDR, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006.
10.25		Limited Liability Company Agreement of UDR Texas Ventures LLC, a Delaware limited liability company, dated as of November 5, 2007.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated November 5, 2007 and filed with the Commission on November 9, 2007.
10.26		Second Amended and Restated Credit Agreement dated as of July 27, 2007, by and among UDR, Inc., Wachovia Capital Markets, LLC, J.P. Morgan Securities Inc. and the other signatories thereto.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated July 27, 2007 and filed with the Commission on August 2, 2007.
10	.27*	Summary of UDR, Inc. 2010 Non-Employee Director Compensation Program.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated January 8, 2010 and filed with the Commission on January 12, 2010.
10	.28*	Form of UDR, Inc. Restricted Stock Award Agreement for awards outside of the 1999 Long-Term Incentive Plan.	Exhibit 99.3 to UDR, Inc.’s Current Report on Form 8-K dated March 19, 2007 and filed with the Commission on March 19, 2007.
10	.29*	Letter Agreement dated as of February 18, 2008, by and between UDR, Inc. and Warren L. Troupe.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated February 22, 2008 and filed with the Commission on February 27, 2008.
10	.30*	Indemnification Agreement dated as of March 3, 2008, by and between UDR, Inc. and Warren L. Troupe.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated February 22, 2008 and filed with the Commission on February 27, 2008.
10	.31*	UDR, Inc. Amended 2008 Independent Director Compensation Program.	Exhibit 10.2 to UDR, Inc.’s Current Report on Form 8-K dated May 30, 2008 and filed with the Commission on June 2, 2008.
10	.32*	Summary of UDR, Inc. 2009 Non-Employee Director Compensation.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on January 7, 2009.
10.33		Subordination Agreement dated as of April 16, 1998, by and between UDR, Inc. and United Dominion Realty, L.P.	Exhibit 10(vi)(a) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
10.34		Servicing and Purchase Agreement dated as of June 24, 1999, by and between UDR, Inc. and Crestar Bank including as an exhibit thereto the Note and Participation Agreement forms.	Exhibit 10(vii) to UDR, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
10.35		Sales Agreement dated as of September 15, 2009, by and among UDR, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated.	Exhibit 1.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on September 15, 2009.

Exhibit		Description	Location

10	.36*	Letter Agreement dated as of October 7, 2010, by and between UDR, Inc. and W. Mark Wallis.	Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the Commission on October 12, 2010.
10.37		Term Loan Agreement dated as of December 14, 2009, by and among UDR, Inc., Regions Capital Markets, PNC Capital Markets LLC, Regions Bank, PNC Bank, National Association, U.S. Bank National Association and the other signatories thereto.	Exhibit 99.1 to UDR, Inc.’s Current Report on Form 8-K dated December 14, 2009 and filed with the Commission on December 17, 2009.
12.1		Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends of UDR, Inc.	Filed herewith.
12.2		Computation of Ratio of Earnings to Fixed Charges of United Dominion Realty, L.P.	Filed herewith.
21.1		Subsidiaries of UDR, Inc.	Filed herewith.
21.2		Subsidiaries of United Dominion Realty, L.P.	Filed herewith.
23.1		Consent of Independent Registered Public Accounting Firm for UDR, Inc.	Filed herewith.
23.2		Consent of Independent Registered Public Accounting Firm for United Dominion Realty, L.P.	Filed herewith.
31.1		Rule 13a-14(a) Certification of the Chief Executive Officer of UDR, Inc.	Filed herewith.
31.2		Rule 13a-14(a) Certification of the Chief Financial Officer of UDR, Inc.	Filed herewith.
31.3		Rule 13a-14(a) Certification of the Chief Executive Officer of United Dominion Realty, L.P.	Filed herewith.
31.4		Rule 13a-14(a) Certification of the Chief Financial Officer of United Dominion Realty, L.P.	Filed herewith.
32.1		Section 1350 Certification of the Chief Executive Officer of UDR, Inc.	Filed herewith.
32.2		Section 1350 Certification of the Chief Financial Officer of UDR, Inc.	Filed herewith.
32.3		Section 1350 Certification of the Chief Executive Officer of United Dominion Realty, L.P.	Filed herewith.
32.4		Section 1350 Certification of the Chief Financial Officer of United Dominion Realty, L.P.	Filed herewith.
101		XBRL (Extensible Business Reporting Language). The following materials from UDR, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2010, formatted in XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of cash flows of UDR, Inc., (iv) consolidated statements of stockholders’ equity and comprehensive income/(loss) of UDR, Inc., and (v) notes to consolidated financial statements of UDR, Inc.	Filed herewith.