Form 10-Q
period 2011-03-31
UDR, Inc.; UNITED DOMINION REALTY L P
filed 2011-05-03
CIK 74208, 1018254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
The number of shares of UDR, Inc.’s common stock, $0.01 par value, outstanding as of April 29, 2011, was 189,778,728.

UDR, INC.
UNITED DOMINION REALTY, L.P.
INDEX

PAGE

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

UDR, INC.:

Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010 (audited)	3

Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 (unaudited)	4

Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (unaudited)	5

Consolidated Statements of Stockholders’ Equity and Comprehensive Income/(Loss) for the three months ended March 31, 2011 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

UNITED DOMINION REALTY, L.P.:

Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010 (audited)	30

Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 (unaudited)	31

Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (unaudited)	32

Consolidated Statements of Partners’ Capital and Comprehensive Income/(Loss) for the three months ended March 31, 2011 (unaudited)	33

Notes to Consolidated Financial Statements (unaudited)	34

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	50

Item 3. Quantitative and Qualitative Disclosures About Market Risk	70

Item 4. Controls and Procedures	71

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	71

Item 1A. Risk Factors	71

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	85

Item 3. Defaults Upon Senior Securities	86

Item 4. (Removed and Reserved)	86

Item 5. Other Information	86

Item 6. Exhibits	86

Signatures	87

Exhibit 12.1
Exhibit 12.2
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3
Exhibit 32.4
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2011 of UDR, Inc. a Maryland corporation, and United Dominion Realty, L.P., a Delaware limited partnership, of which UDR is the parent company and sole general partner. Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” the “Company”, “UDR” or UDR, Inc. refer collectively to UDR, Inc., together with its consolidated subsidiaries and joint ventures, including the Operating Partnership. Unless the context otherwise requires, the references in this Report to the “Operating Partnership” refer to United Dominion Realty, L.P. together with its consolidated subsidiaries. “Common stock” refers to the common stock of UDR and “stockholders” means the holders of shares of UDR’s common stock and preferred stock. The limited partnership interests of the Operating Partnership are referred to as “OP Units” and the holders of the OP Units are referred to as “unitholders”. This combined Form 10-Q is being filed separately by UDR and the Operating Partnership.
There are a number of differences between our company and our operating partnership, which are reflected in our disclosure in this report. UDR is a real estate investment trust (a “REIT”), whose most significant asset is its ownership interest in the Operating Partnership. UDR also conducts business through other subsidiaries and operating partnerships, including its subsidiary RE3, whose activities include development, land entitlement and short-term hold investments. UDR acts as the sole general partner of the Operating Partnership, holds interests in other operating partnerships, subsidiaries and joint ventures, owns and operates properties, issues securities from time to time and guarantees debt of certain of our subsidiaries. The Operating Partnership conducts the operations of a substantial portion of the business and is structured as a partnership with no publicly traded equity securities. The Operating Partnership has guaranteed certain outstanding securities of UDR.
As of March 31, 2011, UDR owned 110,883 units of the general partnership interests of the Operating Partnership and 174,736,557 units (or approximately 97.2%) of the limited partnership interests of the Operating Partnership (the “OP Units”). UDR conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership, and, by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Separate financial statements and accompanying notes, as well as separate discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are provided for each of UDR and the Operating Partnership. This combined Form 10-Q is being filed separately by UDR and the Operating Partnership.

UDR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS

Real estate owned:
Real estate held for investment	$6,542,227	$6,519,095
Less: accumulated depreciation	(1,647,033)	(1,568,557)

	4,895,194	4,950,538
Real estate under development	112,537	97,912
Real estate held for disposition (net of accumulated depreciation of $72,018 and $69,769)	192,540	194,571

Total real estate owned, net of accumulated depreciation	5,200,271	5,243,021
Cash and cash equivalents	11,692	9,486
Marketable securities	—	3,866
Restricted cash	15,355	15,447
Deferred financing costs, net	21,850	27,267
Notes receivable	7,800	7,800
Investment in unconsolidated joint ventures	149,095	148,057
Other assets	95,814	74,596

Total assets	$5,501,877	$5,529,540

LIABILITIES AND STOCKHOLDERS’ EQUITY

Secured debt	$1,716,241	$1,908,068
Secured debt — real estate held for disposition	55,309	55,602
Unsecured debt	1,747,236	1,603,834
Real estate taxes payable	17,605	14,585
Accrued interest payable	20,837	20,889
Security deposits and prepaid rent	26,965	26,046
Distributions payable	37,445	36,561
Deferred fees and gains on the sale of depreciable property	28,931	28,943
Accounts payable, accrued expenses, and other liabilities	90,622	105,925

Total liabilities	3,741,191	3,800,453

Redeemable non-controlling interests in operating partnership	123,360	119,057

Stockholders’ equity
Preferred stock, no par value; 50,000,000 shares authorized
2,803,812 shares of 8.00% Series E Cumulative Convertible issued and outstanding (2,803,812 shares at December 31, 2010)	46,571	46,571
3,405,562 shares of 6.75% Series G Cumulative Redeemable issued and outstanding (3,405,562 shares at December 31, 2010)	85,139	85,139
Common stock, $0.01 par value; 250,000,000 shares authorized
187,273,833 shares issued and outstanding (182,496,330 shares at December 31, 2010)	1,873	1,825
Additional paid-in capital	2,548,818	2,450,141
Distributions in excess of net income	(1,045,117)	(973,864)
Accumulated other comprehensive loss, net	(3,696)	(3,469)

Total UDR, Inc. stockholders’ equity	1,633,588	1,606,343
Non-controlling interest	3,738	3,687

Total equity	1,637,326	1,610,030

Total liabilities and stockholders’ equity	$5,501,877	$5,529,540

See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)	(unaudited)
REVENUES
Rental income	$164,520	$145,153
Non-property income:
Other income	4,536	1,471

Total revenues	169,056	146,624

EXPENSES
Rental expenses:
Real estate taxes and insurance	20,974	18,828
Personnel	14,821	13,077
Utilities	9,050	8,382
Repair and maintenance	9,003	7,598
Administrative and marketing	3,975	3,721
Property management	4,524	3,992
Other operating expenses	1,459	1,485
Real estate depreciation and amortization	81,861	69,137
Interest
Expense incurred	35,588	35,133
Amortization of convertible debt discount	359	967
Other debt charges	4,019	—
General and administrative	10,675	9,640
Other depreciation and amortization	1,043	1,223

Total expenses	197,351	173,183
Loss from operations	(28,295)	(26,559)
Loss from unconsolidated entities	(1,332)	(737)

Loss from continuing operations	(29,627)	(27,296)
Income from discontinued operations	971	2,270

Consolidated net loss	(28,656)	(25,026)
Net loss attributable to redeemable non-controlling interests in OP	832	1,005
Net income attributable to non-controlling interests	(51)	(35)

Net loss attributable to UDR, Inc.	(27,875)	(24,056)
Distributions to preferred stockholders — Series E (Convertible)	(931)	(931)
Distributions to preferred stockholders — Series G	(1,437)	(1,448)

Net loss attributable to common stockholders	$(30,243)	$(26,435)

Earnings per weighted average common share — basic:
Loss from continuing operations attributable to common stockholders	$(0.17)	$(0.18)
Loss from discontinued operations	$0.00	$0.01
Net loss attributable to common stockholders	$(0.17)	$(0.17)

Earnings per weighted average common share — diluted:
Loss from continuing operations attributable to common stockholders	$(0.17)	$(0.18)
Loss from discontinued operations	$0.00	$0.01
Net loss attributable to common stockholders	$(0.17)	$(0.17)

Common distributions declared per share	$0.185	$0.180

Weighted average number of common shares outstanding — basic and diluted	182,531	156,131
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share data)

	Three Months Ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Operating Activities
Consolidated net loss	$(28,656)	$(25,026)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	85,158	73,430
Net realized gain on sale of marketable securities	(3,123)	—
Net (gain)/loss on the sale of depreciable property	(41)	41
Loss on debt extinguishment	4,019	—
Write off of bad debt	574	674
Loss from unconsolidated entities	1,332	737
Amortization of deferred financing costs and other	2,923	2,094
Amortization of deferred compensation	2,656	2,898
Amortization of convertible debt discount	359	967
Prepayments on income taxes	503	502
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets	(4,854)	2,044
Decrease in operating liabilities	(12,897)	(16,851)

Net cash provided by operating activities	47,953	41,510

Investing Activities
Proceeds from sale of marketable securities	476	—
Payments related to the buyout of joint venture partner	—	(16,141)
Development of real estate assets	(21,507)	(28,565)
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(15,506)	(10,907)
Capital expenditures — non-real estate assets	(863)	(1,936)
Investment in unconsolidated joint ventures	(2,341)	(148)
Distributions received from unconsolidated joint venture	333	328
Purchase deposits on pending real estate acquisitions	(17,450)	—

Net cash used in investing activities	(56,858)	(57,369)

Financing Activities
Payments on secured debt	(202,312)	(72,357)
Proceeds from the issuance of secured debt	10,181	28,052
Proceeds from the issuance of unsecured debt	—	149,190
Payments on unsecured debt	(10,807)	(50,000)
Net proceeds/(repayment) of revolving bank debt	153,800	(68,300)
Payment of financing costs	(369)	(1,766)
Issuance of common and restricted stock, net	3,662	3,442
Proceeds from the issuance of common shares through public offering, net	94,168	73,310
Distributions paid to non-controlling interests	(1,194)	(1,344)
Distributions paid to preferred stockholders	(2,368)	(2,379)
Distributions paid to common stockholders	(33,650)	(28,054)

Net cash provided by financing activities	11,111	29,794

Net increase in cash and cash equivalents	2,206	13,935
Cash and cash equivalents, beginning of period	9,486	5,985

Cash and cash equivalents, end of period	$11,692	$19,920

Supplemental Information:
Interest paid during the year, net of amounts capitalized	$42,498	$38,429
Non-cash transactions:
Issuance of restricted stock awards	4	15
Marketable securities sold prior to and settled subsequent to end of period	2,590	—
Conversion of operating partnership non-controlling interests to common stock (41,804 shares in 2010)	—	215
Retirement of fully depreciated assets	—	7,183
See accompanying notes to consolidated financial statements.

UDR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)
(Unaudited)

							Accumulated
						Distributions in	Other	Non-
	Preferred Stock		Common Stock		Paid-in	Excess of	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Net Income	Income/(Loss)	interest	Total
Balance, December 31, 2010	6,209,374	$131,710	182,496,330	$1,825	$2,450,141	$(973,864)	$(3,469)	$3,687	$1,610,030
Comprehensive income/(loss)
Net loss	—	—	—	—	—	(27,875)	—	—	(27,875)
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	51	51
Other comprehensive income
Unrealized gain on sale of marketable securities reclassified into earnings	—	—	—	—	—	—	(3,492)	—	(3,492)
Unrealized gain on derivative financial instruments	—	—	—	—	—	—	3,282	—	3,282
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	(17)	—	(17)

Comprehensive income/(loss)						(27,875)	(227)	51	(28,051)

Issuance of common and restricted shares	—	—	733,757	7	4,550	—	—	—	4,557
Issuance of common shares through public offering	—	—	4,043,746	41	94,127	—	—	—	94,168
Common stock distributions declared ($0.185 per share)	—	—	—	—	—	(34,697)	—	—	(34,697)
Preferred stock distributions declared-Series E ($0.3322 per share)	—	—	—	—	—	(931)	—	—	(931)
Preferred stock distributions declared-Series G ($0.421875 per share)	—	—	—	—	—	(1,437)	—	—	(1,437)
Adjustment to reflect redemption value of redeemable non-controlling interests	—	—	—	—	—	(6,313)	—	—	(6,313)

Balance, March 31, 2011	6,209,374	$131,710	187,273,833	$1,873	$2,548,818	$(1,045,117)	$(3,696)	$3,738	$1,637,326

See accompanying notes to consolidated financial statements.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)
1. CONSOLIDATION AND BASIS OF PRESENTATION
Consolidation and Basis of Presentation
UDR, Inc., collectively with our consolidated subsidiaries (“UDR”, the “Company”, “we”, “our”, or “us”) is a self-administered real estate investment trust, or REIT, that owns, acquires, renovates, develops, redevelops, and manages apartment communities. The accompanying consolidated financial statements include the accounts of UDR and its subsidiaries, including United Dominion Realty, L.P. (the “Operating Partnership”) and Heritage Communities L.P. (the “Heritage OP”). As of March 31, 2011, there were 179,909,408 units in the Operating Partnership outstanding, of which 174,847,440 units or 97.2% were owned by UDR and 5,061,968 units or 2.8% were owned by limited partners. The consolidated financial statements of UDR include the non-controlling interests of the unitholders in the Operating Partnership.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of March 31, 2011, and results of operations for the three months ended March 31, 2011 and 2010 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes appearing in UDR’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 23, 2011.
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
The Company evaluated subsequent events through the date its financial statements were issued. Except as disclosed in Note 16, Subsequent Events, no other recognized or non-recognized subsequent events were noted.
2. SIGNIFICANT ACCOUNTING POLICIES
Accounting Policies
Revenue and real estate sales gain recognition
Rental income related to leases is recognized on an accrual basis when due from residents in accordance with FASB ASC 840, Leases and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”. Rental payments are generally due on a monthly basis and recognized when earned. The Company recognizes interest income, management and other fees and incentives when earned, fixed and determinable.
The Company accounts for sales of real estate in accordance with FASB ASC 360-20, Real Estate Sales. For sale transactions meeting the requirements for full accrual profit recognition, such as the Company no longer having continuing involvement in the property, we remove the related assets and liabilities from our Consolidated Balance Sheets and record the gain or loss in the period the transaction closes. For sale transactions that do not meet the full accrual sale criteria due to our continuing involvement, we evaluate the nature of the continuing involvement and account for the transaction under an alternate method of accounting.

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
Marketable Securities
Marketable securities represent common stock in a publicly held company. Marketable securities are classified as “available-for-sale,” and are carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity. During the three months ended March 31, 2011, the Company sold marketable securities for $3.5 million, resulting in a gross realized gain of $3.1 million, which is included in “Other Income” on the Consolidated Statements of Operations. The cost of securities sold was based on the specific identification method. Unrealized gains of $3.5 million were reclassified out of accumulated other comprehensive income/(loss) into earnings during the three months ended March 31, 2011. Of the $3.5 million of proceeds from the sale of securities, the Company recorded a trade date receivable of $3.0 million at March 31, 2011, which is included in “Other Assets” on the Consolidated Balance Sheets.
The amortization of any discount and interest income on previously held debt securities are included in “Other Income” on the Consolidated Statements of Operations for the three months ended March 31, 2010.
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
Income taxes for our TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in earnings in the period of the enactment date. The Company’s deferred tax assets are generally the result of differing depreciable lives on capitalized assets and timing of expense recognition for certain accrued liabilities. As of March 31, 2011, UDR recorded a net current liability of $553,000 and a deferred tax asset of $6.6 million (net of a valuation allowance of $58.3 million). For the three months ended March 31, 2011 and 2010, UDR recorded income tax expense of $86,000 and $65,000, respectively, which is classified in “General and Administrative” expenses.
FASB ASC 740, Income Taxes (“Topic 740”) defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
UDR had no unrecognized tax benefit, accrued interest or penalties at March 31, 2011. UDR and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years 2006 — 2010 remain open to examination by the major taxing jurisdictions to which we are subject. When applicable, UDR recognizes interest and/or penalties related to uncertain tax positions in income tax expense.
3. REAL ESTATE OWNED
Real estate assets owned by the Company consist of income producing operating properties, properties under development and land held for future development. As of March 31, 2011 the Company owned and consolidated 172 communities in 10 states plus the District of Columbia totaling 48,553 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of March 31, 2011 and December 31, 2010 (dollar amounts in thousands):

	March 31,	December 31,
	2011	2010

Land	$1,703,263	$1,699,400
Depreciable property — held and used:
Building and improvements	4,539,043	4,522,131
Furniture, fixtures and equipment	299,921	297,564
Under development:
Land	62,410	62,410
Construction in progress	50,127	35,502
Held for disposition:
Land	84,316	84,307
Building and improvements	174,405	174,283
Furniture, fixtures and equipment	5,837	5,750

Real estate owned	6,919,322	6,881,347
Accumulated depreciation	(1,719,051)	(1,638,326)

Real estate owned, net	$5,200,271	$5,243,021

The Company did not acquire any properties during the three months ended March 31, 2011 and 2010.
4. DISCONTINUED OPERATIONS
Discontinued operations represent properties that UDR has either sold or which management believes meet the criteria to be classified as held for sale. In order to be classified as held for sale and reported as discontinued operations, a property’s operations and cash flows have been or will be divested to a third party by the Company whereby UDR will not have any significant continuing involvement in the ownership or operation of the property after the sale or disposition. The results of operations of the property are presented as discontinued operations for all periods presented and do not impact the net earnings reported by the Company. Once a property is deemed as held for sale, depreciation is no longer recorded. However, if the Company determines that the property no longer meets the criteria of held for sale, the Company will recapture any unrecorded depreciation for the property. The assets and liabilities of properties classified as held for sale are presented separately on the Consolidated Balance Sheets at the lower of their carrying amount or their estimated fair value less the costs to sell the assets.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company had six communities with 1,418 apartment homes classified as held for disposition at March 31, 2011. The Company did not dispose of any communities during the three months ended March 31, 2011 and 2010. Discontinued operations for the three months ended March 31, 2010 also includes operating activities related to one 149 unit community sold during the third quarter of 2010.
The following is a summary of income from discontinued operations for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended
	March 31,
	2011	2010

Rental income	$5,982	$6,476
Non-property income	—	1,849

	5,982	8,325
Rental expenses	1,882	2,000
Property management fee	165	178
Real estate depreciation	2,254	3,070
Interest	751	766

	5,052	6,014

Income before net gain on the sale of depreciable property	930	2,311
Net gain/(loss) on the sale of depreciable property	41	(41)

Income from discontinued operations	$971	$2,270

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
Consolidated Joint Ventures
UDR is a partner with an unaffiliated third party in a joint venture (“989 Elements”) which owns and operates a 23-story, 166 home high-rise apartment community in the central business district of Bellevue, Washington. In March 2010, the Company paid $7.7 million to acquire our partner’s 49% interest in the joint venture. At March 31, 2011 and December 31, 2010, the Company’s interest in 989 Elements was 98%.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
UDR is a partner with an unaffiliated third party in a joint venture (“Elements Too”) which owns and operates a 274 home apartment community in the central business district of Bellevue, Washington. Construction began in the fourth quarter of 2006 and was completed in the first quarter of 2010. In March 2010, the Company paid $3.2 million to acquire our partner’s 49% interest in the joint venture. At March 31, 2011 and December 31, 2010, the Company’s interest in Elements Too was 98%.
UDR is a partner with an unaffiliated third party in a joint venture (“Bellevue”) which owns an operating retail site in Bellevue, Washington. The Company initially planned to develop a 430 home high rise apartment building with ground floor retail on an existing operating retail center. However, the joint venture subsequently decided to continue to operate the retail property as opposed to developing a high rise apartment building on the site. In March 2010, the Company paid $5.2 million to acquire our partner’s 49% interest in the joint venture. At March 31, 2011 and December 31, 2010, the Company’s interest in Bellevue was 98%.
Unconsolidated Joint Ventures
The Company recognizes earnings or losses from our investments in unconsolidated joint ventures consisting of our proportionate share of the net earnings or loss of the joint ventures. In addition, we may earn fees for providing management services to the unconsolidated joint ventures. As of March 31, 2011, UDR had investments in the following unconsolidated joint ventures which are accounted for under the equity method of accounting.
In November 2010, the Company acquired The Hanover Company’s (“Hanover”) partnership interests in the Hanover/MetLife Master Limited Partnership (the“UDR/MetLife Partnership”). The UDR/MetLife Partnership owns a portfolio of 26 operating communities containing 5,748 apartment homes and 11 land parcels with the potential to develop approximately 2,300 additional apartment homes. Under the terms of the UDR/MetLife Partnership, UDR acts as the general partner and earns fees for property and asset management and financing transactions.
UDR acquired a weighted average ownership interest of 12.27% in the operating communities and 4.14% in the land parcels for $100.8 million. The initial investment of $100.8 million consists of $71.8 million in cash, which includes associated transaction costs, and a $30 million payable (includes present value discount of $1 million) to Hanover. UDR agreed to pay the $30 million balance to Hanover in two interest free installments in the amounts of $20 million and $10 million on the first and second anniversaries of the closing, respectively. The $30 million payable was recorded at its present value of $29 million using an effective interest rate of 2.67%. At March 31, 2011 and December 31, 2010, the net carrying value of the payable was $29.3 million and $29.1 million, respectively. Interest expense of $195,000 was recorded during the three months ended March 31, 2011. At March 31, 2011 and December 31, 2010, the Company’s investment was $121.9 million and $122.2 million, respectively.
UDR’s total cost of its equity investment of $100.8 million differed from the proportionate share in the underlying net assets of the UDR/MetLife Partnership of $111.4 million. The difference of $10.6 million was attributable to certain assets and adjustments were allocated to UDR’s proportionate share in the UDR/MetLife Partnership’s buildings of $8.4 million, land of $3.9 million, and ($1.6 million) of lease intangible assets. With the exception of land, the difference related to buildings is amortized and recorded as a component of loss from unconsolidated entities over 45 years and the difference related to lease intangible assets is amortized and recorded as a component of loss from unconsolidated entities over 11 months with the offset to the Company’s carrying value of its equity investment. During the three months ended March 31, 2011, the Company recorded $396,000 of amortization.
In connection with the purchase of Hanover’s interests in the UDR/MetLife Partnership, UDR agreed to indemnify Hanover from liabilities from Hanover’s guaranty of $304 million in loans ($333 million outstanding at March 31, 2011) which are secured by a security interest in the operating communities subject to the respective loans. The loans are to the sub-tier partnerships which own the 26 operating communities. The Company anticipates that the balance of these loans will be refinanced by the UDR/MetLife Partnership over the next twelve months.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In October 2010, the Company entered into a joint venture with an affiliate of Hanover to develop a 240-home community in Stoughton, Massachusetts. At March 31, 2011 and December 31, 2010, UDR owned a noncontrolling interest of 95% in the joint venture. Our initial investment was $10 million. Our investment at March 31, 2011 and December 31, 2010 was $12.8 million and $10.3 million, respectively.
UDR is a partner with an unaffiliated third party, which formed a joint venture for the investment of up to $450 million in multifamily properties located in key, high barrier to entry markets. The partners will contribute equity of $180 million of which the Company’s maximum equity will be 30% or $54 million when fully invested. In 2010, the joint venture acquired its first property (151 homes) located in Metropolitan Washington D.C.. At March 31, 2011 and December 31, 2010, the Company owned a 30% interest in the joint venture. Our investment at March 31, 2011 and December 31, 2010 was $5.1 million and $5.2 million, respectively.
UDR is a partner with an unaffiliated third party which owns and operates 10 operating properties located in Texas (3,992 homes). UDR contributed cash and a property equal to 20% of the fair value of the properties. The unaffiliated member contributed cash equal to 80% of the fair value of the properties comprising the joint venture, which was then used to purchase the nine operating properties from UDR. Our initial investment was $20.4 million. Our investment at March 31, 2011 and December 31, 2010 was $9.3 million and $10.3 million, respectively.
We evaluate our investments in unconsolidated joint ventures when events or changes in circumstances indicate that there may be an other-than-temporary decline in value. We consider various factors to determine if a decrease in the value of the investment is other-than-temporary. The Company did not recognize any other-than-temporary decrease in the value of its other investments in unconsolidated joint ventures during the three months ended March 31, 2011 and 2010.
Combined summary financial information relating to all of the unconsolidated joint ventures operations (not just our proportionate share), is presented below for the three months ended March 31, (dollars in thousands):

	2011	2010

Revenues	$46,591	$10,003
Real estate depreciation and amortization	16,601	5,043
Net loss	5,589	3,614
UDR recorded loss from unconsolidated entities	1,332	737
Combined summary balance sheets relating to all of the unconsolidated joint ventures (not just our proportionate share) are presented below as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31,	December 31,
	2011	2010
Real estate, net	$2,679,770	$2,692,167
Total assets	2,801,354	2,807,886
Amount due to UDR	3,305	672
Third party debt	1,551,266	1,524,872
Total liabilities	1,579,270	1,580,733
Non-controlling interest	14,582	14,537
Equity	1,207,502	1,212,616
As of March 31, 2011, the Company had deferred fees and deferred profit from the sale of properties to a joint venture of $28.8 million, which the Company will not recognize until the underlying property is sold to a third party. The Company recognized $1.3 million and $391,000 of management fees during the three months ended March 31, 2011 and 2010, respectively, for our management of the joint ventures.
The Company may, in the future, make additional capital contributions to certain of our joint ventures should additional capital contributions be necessary to fund acquisitions and operating shortfalls.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. SECURED DEBT
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification of the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument. Secured debt which encumbers $2.8 billion or 40.3% of UDR’s real estate owned based upon book value ($4.1 billion or 59.7% of UDR’s real estate owned is unencumbered) consists of the following as of March 31, 2011 (dollars in thousands):

			2011
	Principal Outstanding		Weighted	Weighted	Number of
	March 31,	December 31,	Average	Average	Communities
	2011	2010	Interest Rate	Years to Maturity	Encumbered
Fixed Rate Debt
Mortgage notes payable	$317,812	$292,236	4.71%	3.1	8
Tax-exempt secured note payable	—	13,325	N/A	—	—
Fannie Mae credit facilities	896,596	897,318	5.32%	6.1	14

Total fixed rate secured debt	1,214,408	1,202,879	5.16%	5.4	22

Variable Rate Debt
Mortgage notes payable	201,992	405,641	2.27%	3.2	9
Tax-exempt secured notes payable	94,700	94,700	1.01%	19.0	2
Fannie Mae credit facilities	260,450	260,450	1.67%	4.9	32

Total variable rate secured debt	557,142	760,791	1.78%	6.7	43

Total secured debt	$1,771,550	$1,963,670	4.10%	5.8	65

UDR has five secured credit facilities with Fannie Mae with an aggregate commitment of $1.4 billion at March 31, 2011. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at our option. We have $896.6 million of the outstanding balance fixed at a weighted average interest rate of 5.32% and the remaining balance on these facilities is currently at a weighted average variable interest rate of 1.67%.

	March 31, 2011	December 31, 2010
	(dollar amounts in thousands)

Borrowings outstanding	$1,157,046	$1,157,768
Weighted average borrowings during the period ended	1,157,316	1,198,771
Maximum daily borrowings during the period ended	1,157,557	1,209,739
Weighted average interest rate during the period ended	4.5%	4.6%
Weighted average interest rate at the end of the period	4.5%	4.5%
The Company will from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair market adjustment was a net discount of $617,000 and $694,000 at March 31, 2011 and December 31, 2010, respectively.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fixed Rate Debt
Mortgage notes payable. Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from August 2011 through February 2017 and carry interest rates ranging from 1.93% to 6.60%. Mortgage notes payable includes debt associated with development activities.
Secured credit facilities. At March 31, 2011, the Company had $896.6 million outstanding of fixed rate secured credit facilities with Fannie Mae with a weighted average fixed interest rate of 5.32%.
Variable Rate Debt
Mortgage notes payable. Variable rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from August 2011 through April 2016. The mortgage notes payable are based on LIBOR plus basis points, which translate into interest rates ranging from 0.99% to 3.89% at March 31, 2011.
Tax-exempt secured notes payable. The variable rate mortgage notes payable that secure tax-exempt housing bond issues mature at various dates from August 2019 and March 2030. Interest on these notes is payable in monthly installments. The variable mortgage notes have interest rates ranging from 0.99% to 1.05% as of March 31, 2011.
Secured credit facilities. At March 31, 2011, the Company had $260.5 million outstanding of variable rate secured credit facilities with Fannie Mae with a weighted average floating interest rate of 1.67%.
The aggregate maturities, including amortizing principal payments, of our secured debt due during each of the next five calendar years and thereafter are as follows (dollars in thousands):

	Fixed		Variable
	Mortgage	Credit	Mortgage	Tax-Exempt	Credit	Total
Year	Notes	Facilities	Notes	Notes Payable	Facilities	Secured

2011	$39,584	$2,087	$42,394	$—	$39,513	$123,578
2012	57,373	177,944	1,060	—	59,529	295,906
2013	62,021	38,631	45,838	—	—	146,490
2014	65,383	3,328	36,081	—	—	104,792
2015	403	3,522	16,402	—	—	20,327
Thereafter	93,048	671,084	60,217	94,700	161,408	1,080,457

Total	$317,812	$896,596	$201,992	$94,700	$260,450	$1,771,550

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. UNSECURED DEBT
A summary of unsecured debt as of March 31, 2011 and December 31, 2010 is as follows (dollars in thousands):

	March 31,	December 31,
	2011	2010
Commercial Banks
Borrowings outstanding under an unsecured credit facility due July 2012 (a)	185,550	$31,750

Senior Unsecured Notes
3.625% Convertible Senior Notes due September 2011 (net of Subtopic 470-20 discount of $779 and $1,138) (b), (f)	96,320	95,961
5.00% Medium-Term Notes due January 2012	100,000	100,000
3.02% Term Notes due December 2013	100,000	100,000
6.05% Medium-Term Notes due June 2013	122,500	122,500
5.13% Medium-Term Notes due January 2014	184,000	184,000
5.50% Medium-Term Notes due April 2014 (net of discount of $209 and $226 )	128,291	128,274
5.25% Medium-Term Notes due January 2015 (includes discount of $487 and $519) (c)	324,689	324,656
5.25% Medium-Term Notes due January 2016	83,260	83,260
2.27% Term Notes due January 2016 (d)	—	150,000
3.48% Term Notes due January 2016 (d)	250,000	100,000
8.50% Debentures due September 2024	15,644	15,644
4.00% Convertible Senior Notes due December 2035 (e), (f)	156,944	167,750
Other	38	39

	1,561,686	1,572,084

	$1,747,236	$1,603,834

(a)	Our unsecured credit facility provides us with an aggregate borrowing capacity of $600 million, which at our election we can increase to $750 million under certain circumstances. Our unsecured credit facility with a consortium of financial institutions carries an interest rate equal to LIBOR plus a spread of 47.5 basis points (0.7% and 0.9% interest rate at March 31, 2011 and December 31, 2010, respectively) and matures in July 2012. In addition, the unsecured credit facility contains a provision that allows us to bid up to 50% of the commitment and we can bid out the entire unsecured credit facility once per quarter so long as we maintain an investment grade rating.

(b)	Subject to the restrictions on ownership of our common stock and certain other conditions, at any time on or after July 15, 2011 and prior to the close of business on the second business day prior to the maturity date of September 15, 2011, and also following the occurrence of certain events, holders of outstanding 3.625% notes may convert their notes into cash and, if applicable, shares of our common stock, at the conversion rate in effect at such time. Upon conversion of the notes, UDR will deliver cash and common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 trading day observation period. The initial conversion rate for each $1,000 principal amount of notes was 26.6326 shares of our common stock (equivalent to an initial conversion price of approximately $37.55 per share), subject to adjustment under certain circumstances. If UDR undergoes certain change in control transactions, holders of the 3.625% notes may require us to repurchase their notes in whole or in part for cash equal to 100% of the principal amount of the notes to be repurchased plus any unpaid interest accrued to the repurchase date. In connection with the issuance of the 3.625% notes, UDR entered into a capped call transaction covering approximately 6.7 million shares of our common stock, subject to anti-dilution adjustments similar to those contained in the notes. The capped call expires on the maturity date of the 3.625% notes. The capped call transaction combines a purchased call option with a strike price of $37.548 with a written call option with a strike price of $43.806. The capped call transaction effectively increased the initial conversion price to $43.806 per share, representing a 40% conversion premium. The net cost of approximately $12.6 million of the capped call transaction was included in stockholders’ equity.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	On December 7, 2009, the Company entered into an Amended and Restated Distribution Agreement with respect to the issue and sale by the Company from time to time of its Medium-Term Notes, Series A Due Nine Months or More From Date of Issue. During the three months ended March 31, 2010, the Company issued $150 million of 5.25% senior unsecured medium-term notes under the Amended and Restated Distribution Agreement. These notes were priced at 99.46% of the principal amount at issuance and had a discount of $487,000 at March 31, 2011.

(d)	During the three months ended March 31, 2011, the Company entered into an interest rate swap agreement for the remaining $150 million balance. As a result, the $250 million term notes carry a fixed interest rate of 3.48% at March 31, 2011.

(e)	During the three months ended March 31, 2011, holders of the 4.00% Convertible Senior Notes due 2035 tendered $10.8 million of Notes. As a result, the Company retired debt with a notional value of $10.8 million and wrote off unamortized financing costs of $207,000.

On March 2, 2011, the Company called all of its outstanding 4.00% Convertible Senior Notes due 2035. The redemption date for the Notes was April 4, 2011, and the redemption price was 100% of the principal amount of the outstanding Notes, plus accrued and unpaid interest on the Notes to, but not including, the date of redemption. Subject to and in accordance with the terms and conditions set forth in the Indenture governing the Notes dated as of December 19, 2005, holders of Notes had the right to convert their Notes at any time until March 31, 2011, at a conversion rate of 38.8650 shares of our common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $25.73 per share. The Company accelerated the amortization of the remaining financing costs of $3.0 million to the April 4, 2011 redemption date during the three months ended March 31, 2011.

(f)	ASC Subtopic 470-20 applies to all convertible debt instruments that have a “net settlement feature”, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. This guidance requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. The guidance impacted the historical accounting for the 3.625% convertible senior notes due September 2011 and the 4.00% convertible senior notes due December 2035, and resulted in increased interest expense of $359,000 and $967,000 for the three months ended March 31, 2011 and 2010, respectively.
The following is a summary of short-term bank borrowings under UDR’s bank credit facility at March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31,	December 31,
	2011	2010

Total revolving credit facility	$600,000	$600,000
Borrowings outstanding at end of period (1)	185,550	31,750
Weighted average daily borrowings during the period ended	165,379	161,260
Maximum daily borrowings during the period ended	280,700	337,600
Weighted average interest rate during the period ended	0.8%	0.8%
Interest rate at end of the period	0.7%	0.9%

(1)	Excludes $1.7 million of letters of credit at March 31, 2011.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The convertible notes are convertible at the option of the holder, and as such are presented as if the holder will convert the debt instrument at the earliest available date. The aggregate maturities of unsecured debt for the five years subsequent to March 31, 2011 are as follows (dollars in thousands):

	Bank	Unsecured	Total
Year	Lines	Debt	Unsecured

2011 (a)	$—	$253,121	$253,121
2012	185,550	99,808	285,358
2013	—	222,308	222,308
2014	—	312,354	312,354
2015	—	325,167	325,167
Thereafter	—	348,928	348,928

Total	$185,550	$1,561,686	$1,747,236

(a)	Includes $156.9 million of 4.00% Convertible Senior Notes due December 2035 which were paid in full subsequent to March 31, 2011.
We were in compliance with the covenants of our debt instruments at March 31, 2011.
In 2010, the Operating Partnership guaranteed certain outstanding debt securities of UDR, Inc. These guarantees provide that the Operating Partnership, as primary obligor and not merely as surety, irrevocably and unconditionally guarantees to each holder of the applicable securities and to the trustee and their successors and assigns under the respective indenture (a) the full and punctual payment when due, whether as stated maturity, by acceleration or otherwise, of all obligations of the Company under the respective indenture whether for principal or interest on the securities (and premium, if any), and all other monetary obligations of the Company under the respective indenture and the terms of the applicable securities and (b) the full and punctual performance within the applicable grace periods of all other obligations of the Company under the respective indenture and the terms of applicable securities.
8. LOSS PER SHARE
Basic and diluted loss per common share are computed based upon the weighted average number of common shares outstanding during the period as the effect of adding stock options and other common stock equivalents such as the non-vested restricted stock awards is anti-dilutive.
The following table sets forth the computation of basic and diluted loss per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended
	March 31,
	2011	2010

Numerator for earnings per share — basic and diluted:
Net loss attributable to common stockholders	$(30,243)	$(26,435)

Denominator for earnings per share — basic and diluted:
Weighted average common shares outstanding	183,863	157,192
Non-vested restricted stock awards	(1,332)	(1,061)

Denominator for basic and diluted earnings per share	182,531	156,131

Net loss attributable to common stockholders- basic and diluted	$(0.17)	$(0.17)

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The effect of the conversion of the OP Units, convertible preferred stock, convertible debt, stock options and restricted stock is not dilutive and is therefore not included in the above calculations as the Company reported a loss from continuing operations.
If the OP Units were converted to common stock, the additional weighted average common shares outstanding for the three months ended March 31, 2011 and 2010 would be 5,061,968 and 5,975,967, respectively.
If the convertible preferred stock were converted to common stock, the additional shares of common stock outstanding for the three months ended March 31, 2011 and 2010 would be 3,035,548 weighted average common shares.
The dilution from stock options and unvested restricted stock and stock options would be an additional 1,882,083 and 1,514,041 weighted average common shares for the three months ended March 31, 2011 and 2010, respectively.
9. NONCONTROLLING INTERESTS
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
Limited partners have the right to require the Operating Partnership to redeem all or a portion of the OP Units held by the limited partner at a redemption price equal to and in the form of the Cash Amount as defined in the limited partnership agreement of the Operating Partnership (the “Partnership Agreement”), provided that such OP Units have been outstanding for at least one year. UDR, as the general partner of the Operating Partnership may, in its sole discretion, purchase the OP Units by paying to the limited partner either the Cash Amount or the REIT Share Amount (generally one share of common stock of the Company for each OP Unit), as defined in the Partnership Agreement. Accordingly, the Company records the OP Units outside of permanent equity and reports the OP Units at their redemption value using the Company’s stock price at each balance sheet date.
The following table sets forth redeemable noncontrolling interests in the Operating Partnership for the following period (dollars in thousands):

Redeemable noncontrolling interests in the OP, December 31, 2010	$119,057
Mark to market adjustment to redeemable noncontrolling interests in the OP	6,313
Net loss attributable to redeemable noncontrolling interests in the OP	(832)
Distributions to redeemable noncontrolling interests in the OP	(1,195)
Allocation of other comprehensive (loss)/income	17

Redeemable noncontrolling interests in the OP, March 31, 2011	$123,360

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following sets forth net loss attributable to common stockholders and transfers from redeemable noncontrolling interests in the Operating Partnership for the following periods (dollars in thousands):

	Three Months Ended March 31,
	2011	2010

Net loss attributable to common stockholders	$(30,243)	$(26,435)
Conversion of OP units to UDR Common Stock	—	215

Change in equity from net (loss)/income attributable to common stockholders and conversion of OP units to UDR Common Stock	$(30,243)	$(26,220)

Non-controlling interests
Non-controlling interests represent interests of unrelated partners in certain consolidated affiliates, and is presented as part of equity in the Consolidated Balance Sheets since these interests are not redeemable into any other ownership interests of the Company. During the three months ended March 31, 2011 and 2010, net income attributable to non-controlling interests was $51,000 and $35,000, respectively.
10. FAIR VALUE OF DERIVATIVES AND FINANCIAL INSTRUMENTS
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of March 31, 2011 and December 31, 2010 are summarized as follows (dollars in thousands):

		Fair Value at March 31, 2011 Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)

Description:

Derivatives- Interest rate contracts (c)	$1,663	$—	$1,663	$—

Total assets	$1,663	$—	$1,663	$—

Derivatives- Interest rate contracts (c)	$4,489	$—	$4,489	$—
Contingent purchase consideration (d)	5,402	—	—	5,402
Secured debt instruments- fixed rate: (a)
Mortgage notes payable	331,314	—	—	331,314
Fannie Mae credit facilities	927,091	—	—	927,091
Secured debt instruments- variable rate: (a)
Mortgage notes payable	201,992	—	—	201,992
Tax-exempt secured notes payable	94,700	—	—	94,700
Fannie Mae credit facilities	260,450	—	—	260,450
Unsecured debt instruments: (b)
Commercial bank	185,550	—	—	185,550
Senior Unsecured Notes	1,618,168	254,043	—	1,364,125

Total liabilities	$3,629,156	$254,043	$4,489	$3,370,624

		Fair Value at December 31, 2010 Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Description:

Available-for-sale equity securities	$3,866	$3,866	$—	$—
Derivatives- Interest rate contracts (c)	514	—	514	—

Total assets	$4,380	$3,866	$514	$—

Derivatives- Interest rate contracts (c)	$6,597	$—	$6,597	$—
Contingent purchase consideration (d)	5,402	—	—	5,402
Secured debt instruments- fixed rate: (a)
Mortgage notes payable	306,515	—	—	306,515
Tax-exempt secured notes payable	13,885	—	—	13,885
Fannie Mae credit facilities	927,413	—	—	927,413
Secured debt instruments- variable rate: (a)
Mortgage notes payable	405,641	—	—	405,641
Tax-exempt secured notes payable	94,700	—	—	94,700
Fannie Mae credit facilities	260,450	—	—	260,450
Unsecured debt instruments: (b)
Commercial bank	31,750	—	—	31,750
Senior Unsecured Notes	1,625,492	264,849	—	1,360,643

Total liabilities	$3,677,845	$264,849	$6,597	$3,406,399

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	See Note 6, “Secured Debt”

(b)	See Note 7, “Unsecured Debt”

(c)	See Note 11, “Derivatives and Hedging Activity”

(d)	In the first quarter of 2010, the Company accrued a liability of $6 million related to a contingent purchase consideration on one of its properties. The contingent consideration was determined based on the fair market value of the related asset which is estimated using Level 3 inputs utilized in a third party appraisal. During the year ended December 31, 2010, the Company paid approximately $635,000 of the liability.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2011 and 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Financial Instruments Not Carried at Fair Value
At March 31, 2011, the fair values of cash and cash equivalents, restricted cash, notes receivable, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
We consider various factors to determine if a decrease in the value of our investments in an unconsolidated joint venture is other-than-temporary. These factors include, but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy. The Company did not incur any other-than-temporary decrease in the value of its other investments in unconsolidated joint ventures during the three months ended March 31, 2011 and 2011.
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated Other Comprehensive Income/(Loss)” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2011 and 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2011 and 2010, the Company recorded less than a $1,000 loss of ineffectiveness in earnings attributable to reset date and index mismatches between the derivative and the hedged item, and the fair value of interest rate swaps that were not zero at inception of the hedging relationship.
Amounts reported in “Accumulated Other Comprehensive Income/(Loss)” related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through March 31, 2012, the Company estimates that an additional $8.1 million will be reclassified as an increase to interest expense.
As of March 31, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

	Number of
Interest Rate Derivative	Instruments	Notional
Interest rate swaps	16	$631,787

Interest rate caps	3	137,004
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in losses of $50,000 and $317,000 for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollar amounts in thousands):

	Number of
Product	Instruments	Notional
Interest rate caps	5	$309,984
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 (amounts in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance	March 31,	December 31,	Balance	March 31,	December 31,
	Sheet Location	2011	2010	Sheet Location	2011	2010

Derivatives designated as hedging instruments:
Interest Rate Products	Other Assets	$1,442	$243	Other Liabilities	$4,489	$6,597

Total		$1,442	$243		$4,489	$6,597

Derivatives not designated as hedging instruments:

Interest Rate Products	Other Assets	$221	$271	Other Liabilities	$—	$—

Total		$221	$271		$—	$—

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 (dollar amounts in thousands):

				Location of Loss
				Recognized in Income	Amount of Gain (Loss)
		Location of Loss	Amount of Gain (Loss)	on Derivative	Recognized in Income on
	Amount of Gain	Reclassified from	Reclassified from	(Ineffective Portion	Derivative (Ineffective
Derivatives in Cash	(Loss) Recognized in	Accumulated OCI	Accumulated OCI	and Amount Excluded	Portion and Amount
Flow Hedging	OCI on Derivative	into Income (Effective	into Income (Effective	from Effectiveness	Excluded from
Relationships	(Effective Portion)	Portion)	Portion)	Testing)	Effectiveness Testing)

For the three months ended March 31, 2011:
Interest Rate Products	$1,373	Interest expense	$(1,909)	Other expense	$—

Total	$1,373		$(1,909)		$—

For the three months ended March 31, 2010:
Interest Rate Products	$(3,414)	Interest expense	$(2,080)	Other expense	$—

Total	$(3,414)		$(2,080)		$—

Derivatives Not Designated	Location of Gain (Loss)	Amount of Gain
as Hedging Instruments	Recognized in Income on	(Loss) Recognized in
Under Topic 815	Derivative	Income on Derivative

For the three months ended March 31, 2011:
Interest Rate Products	Other income (expense)	$(50)

Total		$(50)

For the three months ended March 31, 2010:

Interest Rate Products	Other income (expense)	$(317)

Total		$(317)

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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of March 31, 2011, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4.9 million. As of March 31, 2011, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2011, it would have been required to settle its obligations under the agreements at their termination value of $4.9 million.
12. OTHER COMPREHENSIVE INCOME/(LOSS)
Components of other comprehensive income/(loss) during the three months March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Other comprehensive income/loss:
Net loss attributable to UDR, Inc.	$(27,875)	$(24,056)
Change in equity due to non-controlling interests	51	35
Gain on marketable securities reclassified to earnings	(3,492)	—
Change in marketable securities	—	(224)
Unrealized gain/(loss) on derivative financial instruments	3,282	(1,234)
Allocation to redeemable non-controlling interests	(17)	53

Comprehensive loss	$(28,051)	$(25,426)

13. STOCK BASED COMPENSATION
During the three months ended March 31, 2011 and 2010, we recognized $2.7 million and $2.9 million, respectively, as stock based compensation expense, which is inclusive of awards granted to our outside directors.
14. COMMITMENTS AND CONTINGENCIES
Commitments
Real Estate Under Development
The following summarizes the Company’s real estate commitments at March 31, 2011 (dollars in thousands):

	Number of	Costs Incurred	Expected Costs
	Properties	to Date	to Complete

Wholly owned — under development	4	$112,537	$226,338
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

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. REPORTABLE SEGMENTS
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
UDR’s two reportable segments are same communities and non-mature/other communities:
•	Same communities represent those communities acquired, developed, and stabilized prior to January 1, 2010, and held as of March 31, 2011. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.
•	Non-mature/other communities represent those communities that were acquired or developed in 2009 or 2010, sold properties, redevelopment properties, properties classified as real estate held for disposition, condominium conversion properties, joint venture properties, properties managed by third parties and the non-apartment components of mixed use properties.
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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of UDR’s total revenues during the three months ended March 31, 2011 and 2010.

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The accounting policies applicable to the operating segments described above are the same as those described in Note 2, Significant Accounting Policies. The following table details rental income and NOI for UDR’s reportable segments for the three months ended March 31, 2011 and 2010, and reconciles NOI to loss from continuing operations per the Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended
	March 31,
	2011	2010

Reportable apartment home segment rental income
Same Communities
Western Region	$53,026	$51,879
Mid-Atlantic Region	40,304	38,783
Southeastern Region	31,158	30,530
Southwestern Region	15,053	14,758
Non-Mature communities/Other	30,961	15,679

Total segment and consolidated rental income	$170,502	$151,629

Reportable apartment home segment NOI
Same Communities
Western Region	$36,263	$35,553
Mid-Atlantic Region	27,449	25,929
Southeastern Region	19,488	19,070
Southwestern Region	8,848	8,842
Non-Mature communities/Other	18,749	8,629

Total segment and consolidated NOI	110,797	98,023

Reconciling items:
Non-property income	4,536	3,320
Property management	(4,689)	(4,170)
Other operating expenses	(1,459)	(1,485)
Depreciation and amortization	(84,115)	(72,207)
Interest	(40,717)	(36,866)
General and administrative	(10,675)	(9,640)
Other depreciation and amortization	(1,043)	(1,223)
Loss from unconsolidated entities	(1,332)	(737)
Redeemable non-controlling interests in OP	832	1,005
Non-controlling interests	(51)	(35)
Net gain/(loss) on sale of depreciable property	41	(41)

Net loss attributable to UDR, Inc.	$(27,875)	$(24,056)

UDR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table details the assets of UDR’s reportable segments as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31,	December 31,
Reportable apartment home segment assets:	2011	2010
Same communities:
Western Region	$2,282,776	$2,278,457
Mid-Atlantic Region	1,316,219	1,314,033
Southeastern Region	1,005,414	1,003,830
Southwestern Region	554,048	553,176
Non-mature communities/Other	1,760,865	1,731,851

Total segment assets	6,919,322	6,881,347
Accumulated depreciation	(1,719,051)	(1,638,326)

Total segment assets — net book value	5,200,271	5,243,021

Reconciling items:
Cash and cash equivalents	11,692	9,486
Marketable securities	—	3,866
Restricted cash	15,355	15,447
Deferred financing costs, net	21,850	27,267
Notes receivable	7,800	7,800
Investment in unconsolidated joint ventures	149,095	148,057
Other assets	95,814	74,596

Total consolidated assets	$5,501,877	$5,529,540

Capital expenditures related to our same communities totaled $8.0 million and $8.3 million for the three months ended March 31, 2011 and 2010, respectively. Capital expenditures related to our non-mature/other communities totaled $949,000 and $547,000 for the three months ended March 31, 2011 and 2010, respectively.
Markets included in the above geographic segments are as follows:
i.	Western — Orange County, San Francisco, Seattle, Monterey Peninsula, Los Angeles, San Diego, Inland Empire, Sacramento, and Portland

ii.	Mid-Atlantic — Metropolitan DC, Richmond, Baltimore, Norfolk, and Other Mid-Atlantic

iii.	Southeastern — Tampa, Orlando, Nashville, Jacksonville, and Other Florida

iv.	Southwestern — Dallas, Phoenix, Austin, and Houston
16. SUBSEQUENT EVENTS
On April 1, 2011, the Company, through its subsidiary United Dominion Realty, L.P., closed on an acquisition of a multifamily apartment community referred to as 10 Hanover Square, located in New York City, New York. The community was acquired for $259.8 million, which included the assumption of $192.0 million of debt and is comprised of 493 homes.
On April 5, 2011, the Company and the Operating Partnership completed a $500 million asset exchange whereby UDR acquired one multifamily apartment community (227 homes), and the Operating Partnership acquired two multifamily apartment communities (833 homes) and a parcel of land. The acquired assets are: 388 Beale in San Francisco, CA (227 homes); 14 North in Peabody, MA (387 homes); and Inwood West in Woburn, MA (446 homes). The communities were acquired for $263.0 million, which included the assumption of $55.8 million of debt. UDR sold two multifamily apartment communities (434 homes) and the Operating Partnership sold four multifamily apartment communities (984 homes) located in California as part of the transaction. The communities are: Crest at Phillips Ranch, Villas at San Dimas, Villas at Bonita, The Arboretum, Rancho Vallecitos and Milazzo.

[This page is intentionally left blank.]

UNITED DOMINION REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS

Real estate owned:
Real estate held for investment	$3,530,364	$3,516,918
Less: accumulated depreciation	(875,423)	(835,892)

	2,654,941	2,681,026
Real estate held for disposition (net of accumulated depreciation of $49,751 and $48,191)	139,695	141,075

Total real estate owned, net of accumulated depreciation	2,794,636	2,822,101
Cash and cash equivalents	1,494	920
Restricted cash	7,704	8,022
Deferred financing costs, net	6,955	7,465
Other assets	37,126	22,887

Total assets	$2,847,915	$2,861,395

LIABILITIES AND CAPITAL

Secured debt	$1,000,754	$1,014,459
Secured debt — real estate held for disposition	55,309	55,602
Note payable due to General Partner	78,271	78,271
Real estate taxes payable	9,051	5,245
Accrued interest payable	888	518
Security deposits and prepaid rent	13,276	13,158
Distributions payable	33,559	33,559
Deferred gains on the sale of depreciable property	63,838	63,838
Accounts payable, accrued expenses, and other liabilities	32,226	35,122

Total liabilities	1,287,172	1,299,772

Capital:
Partners’ capital:
Operating partnership units: 179,909,408 OP units outstanding at March 31, 2011 and December 31, 2010
General partner: 110,883 OP units outstanding at March 31, 2011 December 31, 2010	1,342	1,363
Limited partners: 179,798,525 OP units outstanding at March 31, 2011 and December 31, 2010	2,010,811	2,046,380
Accumulated other comprehensive loss	(4,063)	(5,502)

Total partners’ capital	2,008,090	2,042,241
Receivable due from General Partner	(459,465)	(492,709)
Non-controlling interest	12,118	12,091

Total capital	1,560,743	1,561,623

Total liabilities and capital	$2,847,915	$2,861,395

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)

	Three Months Ended March 31,
	2011	2010
REVENUES
Rental income	$85,684	$82,069

EXPENSES
Rental expenses:
Real estate taxes and insurance	10,681	10,552
Personnel	7,415	6,609
Utilities	4,563	4,617
Repair and maintenance	4,478	3,983
Administrative and marketing	1,841	1,662
Property management	2,356	2,257
Other operating expenses	1,358	1,601
Real estate depreciation and amortization	39,594	39,380
Interest expense:
Interest on secured debt	10,976	12,203
Interest on note payable due to General Partner	223	106
General and administrative	4,580	3,880

Total expenses	88,065	86,850

Loss from continuing operations	(2,381)	(4,781)
Income from discontinued operations	377	1,848

Consolidated net loss	(2,004)	(2,933)
Net income attributable to non-controlling interests	(27)	(17)

Net loss attributable to OP unitholders	$(2,031)	$(2,950)

Earnings per OP unit- basic and diluted:
Loss from continuing operations attributable to OP unitholders	$(0.01)	$(0.03)
Income from discontinued operations	$0.00	$0.01
Net loss attributable to OP unitholders	$(0.01)	$(0.02)

Weighted average OP units outstanding	179,909	179,909
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for unit data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Operating Activities
Consolidated net loss	$(2,004)	$(2,933)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,158	41,429
Net gain on the sale of depreciable property	—	(60)
Write off of bad debt	386	392
Amortization of deferred financing costs and other	540	434
Changes in operating assets and liabilities:
Decrease in operating assets	671	2,395
Increase in operating liabilities	2,837	2,032

Net cash provided by operating activities	43,588	43,689

Investing Activities
Purchase deposits on pending real estate acquisitions	(15,000)	—
Capital expenditures and other major improvements — real estate assets, net of escrow reimbursement	(13,671)	(9,758)

Net cash used in investing activities	(28,671)	(9,758)

Financing Activities
Advances from/(payments to) General Partner	880	(43,205)
Proceeds from the issuance of secured debt	—	11,326
Payments on secured debt	(13,998)	(645)
Payment of financing costs	(31)	(158)
Distributions paid to partnership unitholders	(1,194)	(1,340)

Net cash used in financing activities	(14,343)	(34,022)

Net increase/(decrease) in cash and cash equivalents	574	(91)
Cash and cash equivalents, beginning of period	920	442

Cash and cash equivalents, end of period	$1,494	$351

Supplemental Information:
Interest paid during the year, net of amounts capitalized	$12,501	$14,184
See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

			UDR, Inc.		Accumulated Other		Receivable due
	Class A Limited	Limited	Limited	General	Comprehensive	Total Partner’s	from General	Non-Controlling
	Partner	Partners	Partner	Partner	Income/(Loss)	Capital	Partner	Interest	Total

Balance, December 31, 2010	$41,199	$77,858	$1,927,323	$1,363	$(5,502)	$2,042,241	$(492,709)	$12,091	$1,561,623

Distributions	(582)	(612)	(32,345)	(20)	—	(33,559)	—	—	(33,559)

Adjustment to reflect limited partners’ capital at redemption value	2,091	3,463	(5,554)	—	—	—	—	—	—

Other comprehensive income/(loss):

Unrealized loss on derivative financial instruments	—	—	—	—	1,439	1,439	—	—	1,439

Net loss	(20)	(37)	(1,973)	(1)	—	(2,031)	—	27	(2,004)

Total comprehensive loss	(20)	(37)	(1,973)	(1)	1,439	(592)	—	27	(565)

Net change in receivable due from General Partner	—	—	—	—	—	—	33,244	—	33,244

Balance, March 31, 2011	$42,688	$80,672	$1,887,451	$1,342	$(4,063)	$2,008,090	$(459,465)	$12,118	$1,560,743

See accompanying notes to the consolidated financial statements.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)
1. CONSOLIDATION AND BASIS OF PRESENTATION
Consolidation and Basis of Presentation
United Dominion Realty, L.P. (“UDR, L.P.”, the “Operating Partnership”, “we” or “our”) is a Delaware limited partnership, that owns, acquires, renovates, develops, redevelops, manages, and disposes of multifamily apartment communities generally located in high barrier-to-entry markets located in the United States. The high barrier-to-entry markets are characterized by limited land for new construction, difficult and lengthy entitlement process, expensive single-family home prices and significant employment growth potential. UDR, L.P. is a subsidiary of UDR, Inc. (“UDR” or the “General Partner”), a real estate investment trust under the Internal Revenue Code of 1986, and through which UDR conducts a significant portion of its business. During the three months ended March 31, 2011 and 2010, revenues of the Operating Partnership represented 50% and 57% of the General Partner’s consolidated revenues. At March 31, 2011, the Operating Partnership’s apartment portfolio consisted of 81 communities located in 19 markets consisting of 23,351 apartment homes.
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
As of March 31, 2011, there were 179,909,408 OP Units in the Operating Partnership outstanding, of which, 174,847,440 or 97.2% were owned by UDR and affiliated entities and 5,061,968 or 2.8% were owned by non-affiliated limited partners. See Note 9, Capital Structure.
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations necessary for the fair presentation of our financial position as of March 31, 2011, and results of operations for the three months ended March 31, 2011 and 2010 have been included. Such adjustments are normal and recurring in nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Form 10-K for the year ended December 31, 2010 filed by UDR with the SEC on February 23, 2011.
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
The Operating Partnership evaluated subsequent events through the date its financial statements were issued. Except as disclosed in Note 13, Subsequent Events, no other recognized or non-recognized subsequent events were noted.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES
Accounting Policies
Revenue and real estate sales gain recognition
Rental income related to leases is recognized on an accrual basis when due from residents in accordance with FASB ASC 840, Leases and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”. Rental payments are generally due on a monthly basis and recognized when earned. The Operating Partnership recognizes interest income, management and other fees and incentives when earned, fixed and determinable.
The Operating Partnership accounts for sales of real estate in accordance with FASB ASC 360-20, Real Estate Sales. For sale transactions meeting the requirements for full accrual profit recognition, such as the Operating Partnership no longer having continuing involvement in the property, we remove the related assets and liabilities from our Consolidated Balance Sheets and record the gain or loss in the period the transaction closes. For sale transactions that do not meet the full accrual sale criteria due to our continuing involvement, we evaluate the nature of the continuing involvement and account for the transaction under an alternate method of accounting.
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
Management of the Operating Partnership has reviewed all open tax years (2006-2010) and major jurisdictions and concluded the adoption of the new accounting guidance resulted in no impact to the Operating Partnership’s financial position or results of operations. There is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Earnings per OP unit
Basic earnings per OP Unit is computed by dividing net income/(loss) attributable to general and limited partner units by the weighted average number of general and limited partner units (including redeemable OP Units) outstanding during the year. Diluted earnings per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units or resulted in the issuance of OP Units that shared in the earnings of the Operating Partnership. For the three months ended March 31, 2011 and 2010, there were no dilutive instruments outstanding, and therefore, diluted earnings per OP Unit and basic earnings per OP Unit are the same.
3. REAL ESTATE OWNED
Real estate assets owned by the Operating Partnership consists of income producing operating properties and land held for future development. At March 31, 2011, the Operating Partnership owned and consolidated 81 communities in 8 states plus the District of Columbia totaling 23,351 apartment homes. The following table summarizes the carrying amounts for our real estate owned (at cost) as of March 31, 2011 and December 31, 2010 (dollar amounts in thousands):

	March 31,	December 31,
	2011	2010

Land	$920,477	$925,327
Depreciable property — held and used Buildings and improvements	2,469,376	2,452,746
Furniture, fixtures and equipment	114,117	112,832
Held for disposition:
Land	64,603	64,597
Buildings and improvements	121,274	121,175
Furniture, fixtures and equipment	3,569	3,492
Land held for future development	26,394	26,015

Real estate owned	3,719,810	3,706,184
Accumulated depreciation	(925,174)	(884,083)

Real estate owned, net	$2,794,636	$2,822,101

The Operating Partnership did not have any acquisitions during the three months ended March 31, 2011.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Operating Partnership had four communities with 984 apartment homes classified as held for disposition at March 31, 2011. The Operating Partnership did not dispose of any communities during the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010

Rental income	$4,145	$4,131
Non-Property income	—	1,849

	4,145	5,980

Rental expenses	1,339	1,262
Property management fee	114	114
Real estate depreciation	1,564	2,051
Interest	751	766

Income before net gain on the sale of property	377	1,787
Net gain on the sale of property	—	61

Income from discontinued operations	$377	$1,848

5. DEBT
Our secured debt instruments generally feature either monthly interest and principal or monthly interest-only payments with balloon payments due at maturity. For purposes of classification in the following table, variable rate debt with a derivative financial instrument designated as a cash flow hedge is deemed as fixed rate debt due to the Operating Partnership having effectively established the fixed interest rate for the underlying debt instrument. Secured debt consists of the following as of March 31, 2011 (dollars in thousands):

			2011
	Principal Outstanding		Weighted	Weighted	Number of
	March 31,	December 31	Average	Average	Communities
	2011	2010	Interest Rate	Years to Maturity	Encumbered
Fixed Rate Debt
Mortgage notes payable	$191,532	$192,205	5.54%	3.1	5
Tax-exempt secured notes payable	—	13,325	N/A	—	—
Fannie Mae credit facilities	560,993	560,993	5.21%	6.1	9

Total fixed rate secured debt	752,525	766,523	5.29%	5.3	14

Variable Rate Debt
Mortgage notes payable	100,590	100,590	2.74%	4.0	4
Tax-exempt secured note payable	27,000	27,000	1.05%	19.0	1
Fannie Mae credit facilities	175,948	175,948	1.92%	4.5	18

Total variable rate secured debt	303,538	303,538	2.11%	5.6	23

Total secured debt	$1,056,063	$1,070,061	4.38%	5.4	37

As of March 31, 2011, the General Partner had secured credit facilities with Fannie Mae (“FNMA”) with an aggregate commitment of $1.4 billion with $1.2 billion outstanding. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at the General Partner’s option. At March 31, 2011, $896.6 million of the outstanding balance was fixed at a weighted average interest rate of 5.32% and the remaining balance of $260.5 million on these facilities had a weighted average variable interest rate of 1.67%. $736.9 million of these credit facilities were allocated to the Operating Partnership at March 31, 2011 based on the ownership of the assets securing the debt.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2011	December 31, 2010
	(dollar amounts in thousands)

Borrowings outstanding	$736,941	$736,941
Weighted average borrowings during the year ended	737,112	763,040
Maximum daily borrowings during the year	737,266	770,021
Weighted average interest rate during the year ended	4.5%	4.5%
Interest rate at the end of the year	4.5%	4.4%
The Operating Partnership may from time to time acquire properties subject to fixed rate debt instruments. In those situations, management will record the secured debt at its estimated fair value and amortize any difference between the fair value and par to interest expense over the life of the underlying debt instrument. The unamortized fair value adjustment of the fixed rate debt instruments on the Operating Partnership’s properties was a net discount of $1.1 million at March 31, 2011 and December 31, 2010.
Fixed Rate Debt
Mortgage notes payable. Fixed rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from August 2011 through June 2016 and carry interest rates ranging from 5.03% to 5.94%.
Secured credit facilities. At March 31, 2011, the General Partner had borrowings against its fixed rate facilities of $896.6 million of which $561.0 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of March 31, 2011, the fixed rate Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average fixed interest rate of 5.21%.
Variable Rate Debt
Mortgage notes payable. Variable rate mortgage notes payable are generally due in monthly installments of principal and interest and mature at various dates from July 2013 through April 2016. Interest on the variable rate mortgage notes is based on LIBOR plus some basis points, which translated into interest rates ranging from 1.11% to 3.89% at March 31, 2011.
Tax-exempt secured note payable. The variable rate mortgage note payable that secures tax-exempt housing bond issues matures in March 2030. Interest on this note is payable in monthly installments. The mortgage note payable has an interest rate of 1.05% as of March 31, 2011.
Secured credit facilities. At March 31, 2011, the General Partner had borrowings against its variable rate facilities of $260.5 million of which $175.9 million was allocated to the Operating Partnership based on the ownership of the assets securing the debt. As of March 31, 2011, the variable rate borrowings under the Fannie Mae credit facilities allocated to the Operating Partnership had a weighted average floating interest rate of 1.92%.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The aggregate maturities of the Operating Partnership’s secured debt due during each of the next five calendar years and thereafter are as follows (dollars in thousands):

	Fixed			Variable
	Mortgage	Credit	Mortgage	Tax Exempt	Credit
	Notes	Facilities	Notes	Notes Payable	Facilities	Total

2011	$10,165	$—	$423	$—	$30,886	$41,474
2012	49,615	136,792	633	—	59,529	246,569
2013	61,393	27,739	38,049	—	—	127,181
2014	—	—	634	—	—	634
2015	—	—	636	—	—	636
Thereafter	70,359	396,462	60,215	27,000	85,533	639,569

Total	$191,532	$560,993	$100,590	$27,000	$175,948	$1,056,063

Guarantor on Unsecured Debt
The Operating Partnership is a guarantor on the General Partner’s unsecured credit facility, with an aggregate borrowing capacity of $600 million, a $250 million term loan, and a $100 million term loan. At March 31, 2011 and December 31, 2010, the outstanding balance under the unsecured credit facility was $185.6 million and $31.8 million, respectively.
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
6. RELATED PARTY TRANSACTIONS
Receivable due from the General Partner
The Operating Partnership participates in the General Partner’s central cash management program, wherein all the Operating Partnership’s cash receipts are remitted to the General Partner and all cash disbursements are funded by the General Partner. In addition, other miscellaneous costs such as administrative expenses are incurred by the General Partner on behalf of the Operating Partnership. As a result of these various transactions between the Operating Partnership and the General Partner, the Operating Partnership had a net receivable balance of $459.5 million and $492.7 million at March 31, 2011 and December 31, 2010, respectively, which is reflected as a reduction of capital on the Consolidated Balance Sheets.
Allocation of General and Administrative Expenses
The General Partner provides various general and administrative and other overhead services for the Operating Partnership including legal assistance, acquisitions analysis, marketing and advertising, and allocates these expenses to the Operating Partnership first on the basis of direct usage when identifiable, with the remainder allocated based on its pro-rata portion of UDR’s total apartment homes. During the three months ended March 31, 2011 and 2010, the general and administrative expenses allocated to the Operating Partnership by UDR were $6.9 million and $6.1 million, respectively, and are included in “General and Administrative” and “Property Management” expenses on the consolidated statements of operations. In the opinion of management, this method of allocation reflects the level of services received by the Operating Partnership from the General Partner.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Guaranty by the General Partner
The Operating Partnership provided a “bottom dollar” guaranty to certain limited partners as part of their original contribution to the Operating Partnership. The guaranty protects the tax basis of the underlying contribution and is reflected on the OP unitholder’s Schedule K-1 tax form. The guaranty was made in the form of a loan from the General Partner to the Operating Partnership at an annual interest rate of 1.14% at March 31, 2011 and 0.593% December 31, 2010. Interest payments are made monthly and the note is due December 31, 2011. At March 31, 2011 and December 31, 2010, the note payable due to the General Partner was $78.3 million.
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
The estimated fair values of the Operating Partnership’s financial instruments either recorded or disclosed on a recurring basis as of March 31, 2011 and December 31, 2010 are summarized as follows (dollars in thousands):

		Fair Value at March 31, 2011 Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)

Description:

Derivatives- Interest rate contracts (b)	$459	$—	$459	$—

Total assets	$459	$—	$459	$—

Derivatives- Interest rate contracts (b)	$3,784	$—	$3,784	$—
Contingent purchase consideration (c)	5,402	—	—	5,402
Secured debt instruments- fixed rate: (a)
Mortgage notes payable	203,222	—	—	203,222
Fannie Mae credit facilities	565,499	—	—	565,499
Secured debt instruments- variable rate: (a)
Mortgage notes payable	100,590	—	—	100,590
Tax-exempt secured notes payable	27,000	—	—	27,000
Fannie Mae credit facilities	175,948	—	—	175,948

Total liabilities	$1,081,445	$—	$3,784	$1,077,661

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value at December 31, 2010 Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Description:

Derivatives- Interest rate contracts (b)	$376	$—	$376	$—

Total assets	$376	$—	$376	$—

Derivatives- Interest rate contracts (b)	$5,111	$—	$5,111	$—
Contingent purchase consideration (c)	5,402	—	—	5,402
Secured debt instruments- fixed rate: (a)
Mortgage notes payable	205,750	—	—	205,750
Tax-exempt secured notes payable	13,885	—	—	13,885
Fannie Mae credit facilities	576,069	—	—	576,069
Secured debt instruments- variable rate: (a)
Mortgage notes payable	100,590	—	—	100,590
Tax-exempt secured notes payable	27,000	—	—	27,000
Fannie Mae credit facilities	175,948	—	—	175,948

Total liabilities	$1,109,755	$—	$5,111	$1,104,644

(a)	See Note 5, Debt

(b)	See Note 8, Derivatives and Hedging Activity

(c)	During the first quarter of 2010, the Operating Partnership accrued a liability of $6.0 million related to a contingent purchase consideration on one of its properties. The contingent consideration was determined based on the fair market value of the related asset which is estimated using Level 3 inputs utilized in a third party appraisal. During the second quarter ended June 30, 2010, the Company paid approximately $635,000 towards the liability.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Although the Operating Partnership has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2011 and December 31, 2010, the Operating Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Financial Instruments Not Carried at Fair Value
At March 31, 2011, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaids, real estate taxes payable, accrued interest payable, security deposits and prepaid rent, distributions payable and accounts payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Operating Partnership using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A portion of the General Partner’s interest rate derivatives have been allocated to the Operating Partnership based on the General Partner’s underlying debt instruments allocated to the Operating Partnership. (See Note 5, Debt.)
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated Other Comprehensive Income/(Loss)” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2011 and 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2011 and 2010, the Operating Partnership recorded less than $1,000 of ineffectiveness in earnings attributable to reset date and index mismatches between the derivative and the hedged item.
Amounts reported in “Accumulated Other Comprehensive Income/(Loss)” related to derivatives will be reclassified to interest expense as interest payments are made on the General Partner’s variable-rate debt that is allocated to the Operating Partnership. During the next twelve months through March 31, 2012, we estimate that an additional $4.5 million will be reclassified as an increase to interest expense.
As of March 31, 2011, the Operating Partnership had the following outstanding interest rate derivatives designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

	Number of
Interest Rate Derivative	Instruments	Notional
Interest rate swaps	6	$261,532

Interest rate caps	2	$108,628
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in loss of $22,000 for the three months ended March 31, 2011.
As of March 31, 2011, we had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships (dollar amounts in thousands):

	Number of
Product	Instruments	Notional
Interest rate caps	4	$217,173

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Operating Partnership’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010.

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance	March 31,	December 31,	Balance	March 31,	December 31,
	Sheet Location	2011	2010	Sheet Location	2011	2010
Derivatives designated as hedging instruments:
Interest Rate Products	Other Assets	$322	$217	Other Liabilities	$3,784	$5,111

Total derivatives designated as hedging instruments		$322	$217		$3,784	$5,111

Derivatives not designated as hedging instruments:
Interest Rate Products	Other Assets	$137	$159	Other Liabilities	$—	$—

Total derivatives not designated as hedging instruments		$137	$159		$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of the derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 (dollar amounts in thousands):

			Location of Loss
			Reclassified from
			Accumulated OCI into	Amount of Gain or (Loss) Reclassified
	Amount of Gain or (Loss) Recognized in		Income (Effective	from Accumulated OCI into Income
Derivatives in Cash Flow Hedging	OCI on Derivative (Effective Portion)		Portion)	(Effective Portion)
Relationships	2011	2010		2011	2010

Interest Rate Products	$270	$(647)	Interest expense	$(1,169)	$2,012

Total	$270	$(647)		$(1,169)	$2,012

	Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized
Derivatives Not Designated as	Recognized in Income on	in Income on Derivative
Hedging Instruments	Derivative	2011	2010

Interest Rate Products	Other income / (expense)	$(22)	$(493)

Total		$(22)	$(493)

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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
As of March 31, 2011, the fair value of derivatives in a net liability position that were allocated to the Operating Partnership, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4.7 million. As of March 31, 2011, the General Partner has not posted any collateral related to these agreements. If the General Partner had breached any of these provisions at March 31, 2011, it would have been required to settle its obligations under the agreements at their termination value of $4.7 million.
9. CAPITAL STRUCTURE
General Partnership Units
The General Partner has complete discretion to manage and control the operations and business of the Operating Partnership, which includes but is not limited to the acquisition and disposition of real property, construction of buildings and making capital improvements, and the borrowing of funds from outside lenders or UDR and its subsidiaries to finance such activities. The General Partner can generally authorize, issue, sell, redeem or purchase any OP Unit or securities of the Operating Partnership without the approval of the limited partners. The General Partner can also approve, with regard to the issuances of OP units, the class or one or more series of classes, with designations, preferences, participating, optional or other special rights, powers and duties including rights, powers and duties senior to limited partnership interests without approval of any limited partners except holders of Class A Partnership Units. There were 110,883 OP units outstanding at March 31, 2011 and December 31, 2010, all of which were held by UDR.
Limited Partnership Units
At March 31, 2011 and December 31, 2010, there were 179,798,525 limited partnership units outstanding, of which 1,751,671 were Class A Limited Partnership units. UDR owned 174,736,557 or 97.2% at March 31, 2011 and December 31, 2010, respectively. The remaining 5,061,968 or 2.8% OP Units outstanding were held by non-affiliated partners at March 31, 2011 and December 31, 2010 of which 1,751,671, respectively, were Class A Limited Partnership units.
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
The non-affiliated limited partners’ capital is adjusted to redemption value at the end of each reporting period with the corresponding offset against the UDR limited partner capital account based on the redemption rights noted above. The aggregate value upon redemption of the then-outstanding OP Units held by limited partners was $123.4 million and $119.1 million as of March 31, 2011 and December 31, 2010, respectively, based on the value of UDR’s common stock at each period end. Once an OP Unit has been redeemed, the redeeming partner has no right to receive any distributions from the Operating Partnership on or after the date of redemption.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Class A Limited Partnership Units
Class A Partnership units have a cumulative, annual, non-compounded preferred return, which is equal to 8% based on a value of $16.61 per Class A Partnership unit.
Holders of the Class A Partnership Units exclusively possess certain voting rights. The Operating Partnership may not perform the following without approval of the holders of the Class A Partnership Units: (i) increase the authorized or issued amount of Class A Partnership Units, (ii) reclassify any other partnership interest into Class A Partnership Units, (iii) create, authorize or issue any obligations or security convertible into or the right to purchase any Class Partnership units, without the approval of the holders of the Class A Partnership Units, (iv) enter into a merger or acquisition, or (v) amend or modify the Agreement of Limited Partnership of the Operating Partnership in a manner that adversely affects the relative rights, preferences or privileges of the Class A Partnership Units.
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
10. OTHER COMPREHENSIVE (LOSS)/INCOME
Components of other comprehensive (loss)/income during the three months March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Comprehensive (loss)/income:
Net loss attributable to OP unitholders	$(2,031)	$(2,950)
Net income attributable to non-controlling interests	$27	$17
Other comprehensive income:
Unrealized loss on derivative financial instruments	1,439	1,365

Comprehensive (loss)/income	$(565)	$(1,568)

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

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. REPORTABLE SEGMENTS
FASB ASC Topic 280, Segment Reporting, requires that segment disclosures present the measure(s) used by the chief operating decision maker to decide how to allocate resources and for purposes of assessing such segments’ performance. The Operating Partnership has the same chief operating decision maker as that of its parent, the General Partner. The chief operating decision maker consists of several members of UDR’s executive management team who use several generally accepted industry financial measures to assess the performance of the business for our reportable operating segments.
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
The Operating Partnership’s two reportable segments are same communities and non-mature/other communities:
•
Same store communities represent those communities acquired, developed, and stabilized prior to January 1, 2011 and held as of March 31, 2011. A comparison of operating results from the prior year is meaningful as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months.

•
Non-mature/other communities represent those communities that were acquired or developed in 2009 or 2010, sold properties, redevelopment properties, properties classified as real estate held for disposition, condominium conversion properties, joint venture properties, properties managed by third parties, and the non-apartment components of mixed use properties.

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
All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Operating Partnership’s total revenues during the three months ended March 31, 2011 and 2010.

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The accounting policies applicable to the operating segments described above are the same as those described in Note 1, “Summary of Significant Accounting Policies.” The following table details rental income and NOI for the Operating Partnership’s reportable segments for the three months ended March 31, 2011 and 2010, and reconciles NOI to income from continuing and discontinued operations per the consolidated statement of operations (dollars in thousands):

	2011	2010
Reportable apartment home segment rental income
Same Store Communities
Western Region	$46,278	$45,287
Mid-Atlantic Region	16,456	15,690
Southeastern Region	10,470	10,172
Southwestern Region	6,742	6,574
Non-Mature communities/Other	9,883	8,477

Total segment and consolidated rental income	$89,829	$86,200

Reportable apartment home segment NOI
Same Store Communities
Western Region	$31,753	$31,057
Mid-Atlantic Region	11,230	10,507
Southeastern Region	6,627	6,415
Southwestern Region	4,021	4,109
Non-Mature communities/Other	5,881	5,427

Total segment and consolidated NOI	59,512	57,515

Reconciling items:
Non-property (loss)/income	—	1,472
Property management	(2,470)	(2,371)
Other operating expenses	(1,358)	(1,224)
Depreciation and amortization	(41,158)	(41,431)
Interest	(11,950)	(13,075)
General and administrative	(4,580)	(3,880)
Net gain on the sale of real estate	—	61
Non-controlling interests	(27)	(17)

Net loss attributable to OP unitholders	$(2,031)	$(2,950)

UNITED DOMINION REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table details the assets of the Operating Partnership’s reportable segments as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31,	December 31,
	2011	2010

Reportable apartment home segment assets
Same Store Communities
Western Region	$1,953,470	$1,949,300
Mid-Atlantic Region	721,473	720,472
Southeastern Region	355,546	354,861
Southwestern Region	254,867	254,485
Non-Mature communities/Other	434,454	427,066

Total segment assets	3,719,810	3,706,184
Accumulated depreciation	(925,174)	(884,083)

Total segment assets — net book value	2,794,636	2,822,101

Reconciling items:
Cash and cash equivalents	1,494	920
Restricted cash	7,704	8,022
Deferred financing costs, net	6,955	7,465
Other assets	37,126	22,887

Total consolidated assets	$2,847,915	$2,861,395

Capital expenditures related to the Operating Partnership’s same communities totaled $5.5 million and $4.8 million for the three months ended March 31, 2011 and 2010, respectively. Capital expenditures related to the Operating Partnership’s non-mature/other communities totaled $257,000 and $287,000 for the three months ended March 31, 2011 and 2010, respectively.
Markets included in the above geographic segments are as follows:
i.	Western — Orange County, San Francisco, Monterey Peninsula, Los Angeles, Seattle, Sacramento, Inland Empire, Portland, and San Diego

ii.	Mid-Atlantic — Metropolitan DC and Baltimore

iii.	Southeastern — Nashville, Tampa, Jacksonville, and Other Florida

iv.	Southwestern — Dallas and Phoenix
13. SUBSEQUENT EVENTS
On April 1, 2011, UDR, through its subsidiary United Dominion Realty, L.P., closed on an acquisition of a multifamily apartment community referred to as 10 Hanover Square, located in New York City, New York. The community was acquired for $259.8 million, which included the assumption of $192.0 million of debt and is comprised of 493 homes.
On April 5, 2011, the Operating Partnership and its General Partner completed a $500 million asset exchange whereby the Operating Partnership acquired two multifamily apartment communities (833 homes) and a parcel of land, and UDR acquired one multifamily apartment community (227 homes). The acquired assets are: 388 Beale in San Francisco, CA (227 homes); 14 North in Peabody, MA (387 homes); and Inwood West in Woburn, MA (446 homes). The communities were acquired for $263.0 million, which included the assumption of $55.8 million of debt. The Operating Partnership sold four multifamily apartment communities (984 homes) and UDR sold two multifamily apartment communities (434 homes) located in California as part of the transaction. The communities are: Crest at Phillips Ranch, Villas at San Dimas, Villas at Bonita, The Arboretum, Rancho Vallecitos and Milazzo.

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

A discussion of these and other factors affecting our business and prospects is set forth in Part II, Item 1A. Risk Factors. We encourage investors to review these risk factors.
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
At March 31, 2011, our consolidated real estate portfolio included 172 communities with 48,553 apartment homes and our total real estate portfolio, inclusive of our unconsolidated communities, included an additional 37 communities with 9,891 apartment homes.

The following table summarizes our market information by major geographic markets as of March 31, 2011.

	As of March 31, 2011
			Percentage	Total
	Number of	Number of	of Total	Carrying	Average	Total Income
	Apartment	Apartment	Carrying	Value	Physical	per Occupied
Same Communities	Communities	Homes	Value	(in thousands)	Occupancy	Home (a)

Western Region
Orange Co, CA	12	3,989	10.7%	$739,343	94.8%	$1,499
San Francisco, CA	9	1,727	5.9%	405,397	96.7%	1,963
Monterey Peninsula, CA	7	1,565	2.2%	152,955	91.8%	1,063
Los Angeles, CA	5	919	4.2%	292,441	95.8%	1,910
San Diego, CA	3	689	1.4%	99,717	96.1%	1,278
Seattle, WA	9	1,725	4.4%	304,618	96.3%	1,200
Inland Empire, CA	3	1,074	2.2%	150,438	94.6%	1,239
Sacramento, CA	2	914	1.0%	68,164	93.9%	878
Portland, OR	3	716	1.0%	69,703	96.4%	969

Mid-Atlantic Region
Metropolitan DC	12	3,983	10.3%	712,615	97.3%	1,596
Richmond, VA	6	2,211	2.7%	187,449	95.9%	1,019
Baltimore, MD	10	2,121	3.7%	252,597	96.6%	1,291
Norfolk VA	6	1,438	1.2%	84,593	95.6%	970
Other Mid-Atlantic	5	1,132	1.1%	78,965	95.9%	1,024

Southeastern Region
Tampa, FL	11	3,804	4.8%	334,605	95.9%	961
Orlando, FL	10	2,796	3.2%	221,005	94.9%	905
Nashville, TN	8	2,260	2.6%	180,731	96.1%	869
Jacksonville, FL	5	1,857	2.3%	156,794	94.5%	835
Other Florida	4	1,184	1.6%	112,279	94.3%	1,007

Southwestern Region
Dallas, TX	10	3,175	4.7%	326,768	96.3%	944
Phoenix, AZ	5	1,362	1.7%	120,955	95.4%	886
Austin, TX	1	390	0.9%	60,232	95.4%	1,132
Houston, TX	2	644	0.7%	46,093	95.9%	902

Total/Average Same Communities	148	41,675	74.5%	5,158,457	95.6%	$1,167

Non Matures, Commercial Properties & Other	24	6,878	23.9%	1,648,328

Total Real Estate Held for Investment	172	48,553	98.4%	6,806,785

Real Estate Under Development (b)	—	—	1.6%	112,537

Total Real Estate Owned	172	48,553	100.0%	6,919,322

Total Accumulated Depreciation				(1,719,051)

Total Real Estate Owned, Net of Accumulated Depreciation				$5,200,271

(a)	Total Income per Occupied Home represents total monthly revenues divided by the product of occupancy and the number of mature apartment homes.

(b)	The Company is currently developing four wholly-owned communities with 930 apartment homes, none of which have been completed.

We report in two segments: Same Communities and Non-Mature/Other Communities. Our Same Communities segment includes those communities acquired, developed, and stabilized prior to January 1, 2010 and held as of March 31, 2011. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months. Our Non-Mature/Other Communities segment includes those communities that were acquired or developed in 2009 or 2010, sold properties, redevelopment properties, properties classified as real estate held for disposition, condominium conversion properties, joint venture properties, properties managed by third parties, and the non-apartment components of mixed use properties.
Liquidity and Capital Resources
Liquidity is the ability to meet present and future financial obligations either through operating cash flows, the sale of properties, and the issuance of debt and equity. Both the coordination of asset and liability maturities and effective capital management are important to the maintenance of liquidity. Our primary source of liquidity is our cash flow from operations as determined by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment homes and borrowings under credit agreements. We routinely use our unsecured credit facility to temporarily fund certain investing and financing activities prior to arranging for longer-term financing or the issuance of equity or debt securities. Historically, proceeds from the sale of real estate have been used for both investing and financing activities as we repositioned our portfolio.
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
On September 15, 2009, the Company entered into an equity distribution agreement under which the Company may offer and sell up to 15 million shares of its common stock over time to or through its sales agents. During the three months ended March 31, 2011, we sold 4,043,746 shares of common stock through this program for aggregate gross proceeds of approximately $96.2 million at a weighted average price per share of $23.78. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $2.0 million, were approximately $94.2 million, and were used for general corporate purposes. The remaining 351,855 shares were sold prior to and settled subsequent to March 31, 2011.
On March 31, 2011, the Company entered into a new equity distribution agreement under which the Company may offer and sell up to 20 million shares of its common stock over time to or through its sales agents. No shares were sold through this program during the three months ended March 31, 2011. Subsequent to March 31, 2011, we sold 2,153,044 shares of common stock through this program.
Proceeds from the sale of shares through these programs are expected to fund general corporate expenses.
Future Capital Needs
Future development and redevelopment expenditures may be funded through joint ventures, unsecured or secured credit facilities, proceeds from the issuance of equity or debt securities, the sale of properties and to a lesser extent, with cash flows provided by operating activities. Future development expenditures are also expected to be funded with proceeds from construction loans. Acquisition activity in strategic markets is expected to be largely financed by the reinvestment of proceeds from the sale of properties, through the issuance of equity or debt securities, the issuance of operating partnership units, and the assumption or placement of secured and/or unsecured debt.

During the remainder of 2011, we have approximately $12.1 million of secured debt maturing, inclusive of principal amortization and net of extension rights of $111.5 million and $96.2 million of unsecured debt maturing, net of $156.9 million of convertible debt due 2035, which was redeemed on April 4, 2011. We anticipate repaying that debt with cash flow from our operations, proceeds from debt and equity offerings and by exercising extension rights with respect to the secured debt.
Critical Accounting Policies and Estimates
Our critical accounting policies are those having the most impact on the reporting of our financial condition and results and those requiring significant judgments and estimates. These policies include those related to (1) capital expenditures, (2) impairment of long-lived assets, (3) real estate investment properties, and (4) revenue recognition.
Our other critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in UDR’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 23, 2011. There have been no significant changes in our critical accounting policies from those reported in our Form 10-K filed with the SEC on February 23, 2011. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.
Statements of Cash Flow
The following discussion explains the changes in net cash provided by operating activities, net cash used in investing activities, and net cash provided by financing activities that are presented in our Consolidated Statements of Cash Flows.
Operating Activities
For the three months ended March 31, 2011, our net cash flow provided by operating activities was $48.0 million compared to $41.5 million for the comparable period in 2010. The increase in cash flow from operating activities is primarily due to increases in receivables and prepaid expenses.
Investing Activities
For the three months ended March 31, 2011, net cash used in investing activities was $56.9 million compared to $57.4 million for the comparable period in 2010. The change in cash used for investing activities was due to changes in the level of investment activities, which reflect our strategy as it relates to acquisitions, capital expenditures, and development activities partially offset by the payment of $16.1 million to acquire a partner’s interests in joint ventures, all of which are discussed in further detail throughout this Report.
Acquisitions and Dispositions
The Company did not acquire or dispose of any properties during the three months ended March 31, 2011 and 2010.
On April 1, 2011, the Company, through its subsidiary United Dominion Realty, L.P., closed on an acquisition of a multifamily apartment community referred to as 10 Hanover Square, located in New York City, New York. The community was acquired for $259.8 million, which included the assumption of $192.0 million of debt and is comprised of 493 homes.
On April 5, 2011, the Company and the Operating Partnership completed a $500 million asset exchange whereby UDR acquired one multifamily apartment community (227 homes), and the Operating Partnership acquired two multifamily apartment communities (833 homes) and a parcel of land. The acquired assets are: 388 Beale in San Francisco, CA (227 homes); 14 North in Peabody, MA (387 homes); and Inwood West in Woburn, MA (446 homes). The communities were acquired for $263.0 million, which included the assumption of $55.8 million of debt. UDR sold two multifamily apartment communities (434 homes) and the Operating Partnership sold four multifamily apartment communities (984 homes) located in California as part of the transaction. The communities are: Crest at Phillips Ranch, Villas at San Dimas, Villas at Bonita, The Arboretum, Rancho Vallecitos and Milazzo.

Our long-term strategic plan is to continue achieving greater operating efficiencies by investing in fewer, more concentrated markets. As a result, we have been seeking to expand our interests in communities located in the Boston, California, Metropolitan D.C., New York, and Washington state markets over the past years. Prospectively, we plan to channel new investments into those markets we believe will provide the best investment returns. Markets will be targeted based upon defined criteria including favorable job formation, low single-family home affordability and favorable demand/supply ratio for multifamily housing.
Capital Expenditures
In conformity with GAAP, we capitalize those expenditures that materially enhance the value of an existing asset or substantially extend the useful life of an existing asset. Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred.
During the three months ended March 31, 2011, $6.7 million or $143 per home was spent on recurring capital expenditures. These include revenue enhancing capital expenditures, exterior/interior upgrades, turnover related expenditures for floor coverings and appliances, other recurring capital expenditures such as exterior paint, roofs, siding, parking lots, and asset preservation capital expenditures. In addition, major renovations totaled $7.1 million for the three months ended March 31, 2011. Total capital expenditures, which in aggregate include recurring capital expenditures and major renovations, of $13.8 million or $294 per home was spent on all of our communities, excluding development and commercial properties, for the three months ended March 31, 2011.
The following table outlines capital expenditures and repair and maintenance costs for all of our communities, excluding real estate under development, condominium conversions and commercial properties, for the three months ended March 31, 2011 and 2010:

	Total			Per Home
	Three months ended March 31,			Three months ended March 31,
	(dollars in thousands)
	2011	2010	% Change	2011	2010	% Change
Revenue enhancing improvements	$1,116	$3,052	-63.4%	$24	$69	-65.2%
Turnover capital expenditures	2,421	1,933	25.2%	52	44	18.2%
Asset preservation expenditures	3,167	3,812	-16.9%	67	86	-22.1%

Total recurring capital expenditures	6,704	8,797	-23.8%	$143	199	-28.1%

Major renovations	7,102	4,747	49.6%	151	107	41.1%

Total capital expenditures	$13,806	$13,544	1.9%	$294	$306	-3.9%

Repair and maintenance expense	$8,697	$7,477	16.3%	$185	$169	9.5%

Average stabilized home count	46,986	44,270
We will continue to selectively add revenue enhancing improvements which we believe will provide a return on investment substantially in excess of our cost of capital. Recurring capital expenditures during 2011 are currently expected to be approximately $1,050 per home.
Development
At March 31, 2011, our development pipeline for wholly-owned communities totaled 930 homes with a budget of $338.9 million in which we have a carrying value of $112.5 million. We anticipate the completion of these communities through the third quarter of 2013.

Consolidated Joint Ventures
UDR is a partner with an unaffiliated third party in a joint venture (“989 Elements”) which owns and operates a 23-story, 166 home high-rise apartment community in the central business district of Bellevue, Washington. In March 2010, the Company paid $7.7 million to acquire our partner’s 49% interest in the joint venture. At March 31, 2011 and December 31, 2010, the Company’s interest in 989 Elements was 98%.
UDR is a partner with an unaffiliated third party in a joint venture (“Elements Too”) which owns and operates a 274 home apartment community in the central business district of Bellevue, Washington. Construction began in the fourth quarter of 2006 and was completed in the first quarter of 2010. In March 2010, the Company paid $3.2 million to acquire our partner’s 49% interest in the joint venture. At March 31, 2011 and December 31, 2010, the Company’s interest in Elements Too was 98%.
UDR is a partner with an unaffiliated third party in a joint venture (“Bellevue”) which owns an operating retail site in Bellevue, Washington. The Company initially planned to develop a 430 home high rise apartment building with ground floor retail on an existing operating retail center. However, the joint venture subsequently decided to continue to operate the retail property as opposed to developing a high rise apartment building on the site. In March 2010, the Company paid $5.2 million to acquire our partner’s 49% interest in the joint venture. At March 31, 2011 and December 31, 2010, the Company’s interest in Bellevue was 98%.
For additional information regarding these joint ventures, see Note 5, Joint Ventures, in the Consolidated Financial Statements of UDR, Inc. included in this Report.
Unconsolidated Joint Ventures
The Company recognizes earnings or losses from our investments in unconsolidated joint ventures consisting of our proportionate share of the net earnings or loss of the joint venture. In addition, we may earn fees for providing management services to the unconsolidated joint ventures. As of March 31, 2011, UDR had investments in the following unconsolidated joint ventures which are accounted for under the equity method of accounting.
In November 2010, the Company acquired The Hanover Company’s (“Hanover”) partnership interests in the Hanover/MetLife Master Limited Partnership (the “UDR/MetLife Partnership”). The UDR/MetLife Partnership owns a portfolio of 26 operating communities containing 5,748 apartment homes and 11 land parcels with the potential to develop approximately 2,300 additional apartment homes. Under the terms of the UDR/MetLife Partnership, UDR acts as the general partner and earns fees for property and asset management and financing transactions.
UDR acquired a weighted average ownership interest of 12.27% in the operating communities and 4.14% in the land parcels for $100.8 million. The initial investment of $100.8 million consists of $71.8 million in cash, which includes associated transaction costs, and a $30 million payable (includes discount of $1 million) to Hanover. UDR agreed to pay the $30 million balance to Hanover in two interest free installments in the amounts of $20 million and $10 million on the first and second anniversaries of the closing, respectively. The $30 million payable was recorded at its present value of $29 million using an effective interest rate of 2.67%. At March 31, 2011 and December 31, 2010, the net carrying value of the payable was $29.3 million and $29.1 million, respectively. Interest expense of $195,000 was recorded during the three months ended March 31, 2011. At March 31, 2011 and December 31, 2010, the Company’s investment was $121.9 million and $122.2 million, respectively.
UDR’s total cost of its equity investment of $100.8 million differed from its proportionate share in the underlying net assets of the UDR/MetLife Partnership of $111.4 million. The difference of $10.6 million was attributable to certain assets and adjustments were allocated to UDR’s proportionate share in the UDR/MetLife Partnership’s buildings of $8.4 million, land of $3.9 million, and ($1.6 million) of lease intangible assets. With the exception of land, the difference related to buildings is amortized and recorded as a component of loss from unconsolidated entities over 45 years and the difference related to lease intangible assets is amortized and recorded as a component of loss from unconsolidated entities over 11 months with the offset to the Company’s carrying value of its equity investment. During the three months ended March 31, 2011, the Company recorded $396,000 of amortization.

In connection with the purchase of Hanover’s interests in the UDR/MetLife Partnership, UDR agreed to indemnify Hanover from liabilities from Hanover’s guaranty of $304 million in loans ($333 million outstanding at March 31, 2011) which are secured by a security interest in the operating communities subject to the loan. The loans are to the sub-tier partnerships which own the 26 operating communities. The Company anticipates that the balance of these loans will be refinanced by the UDR/MetLife Partnership over the next twelve months.
In October 2010, the Company entered into a venture with an affiliate of Hanover to develop a 240-home community in Stoughton, Massachusetts. At March 31, 2011 and December 31, 2010, UDR owned a noncontrolling interest of 95% in the joint venture. Our initial investment was $10 million. Our investment at March 31, 2011 and December 31, 2010 was $12.8 million and $10.3 million, respectively.
UDR is a partner with an unaffiliated third party, which formed a joint venture for the investment of up to $450 million in multifamily properties located in key, high barrier to entry markets. The partners will contribute equity of $180 million of which the Company’s maximum equity will be 30% or $54 million when fully invested. In 2010, the joint venture acquired its first property (151 homes) located in Metropolitan Washington D.C.. At March 31, 2011 and December 31, 2010, the Company owned a 30% interest in the joint venture. Our investment at March 31, 2011 and December 31, 2010 was $5.1 million and $5.2 million, respectively.
UDR is a partner with an unaffiliated third party which owns and operates 10 operating properties located in Texas (3,992 homes). UDR contributed cash and a property equal to 20% of the fair value of the properties. The unaffiliated member contributed cash equal to 80% of the fair value of the properties comprising the joint venture, which was then used to purchase the nine operating properties from UDR. Our initial investment was $20.4 million. Our investment at March 31, 2011 and December 31, 2010 was $9.3 million and $10.3 million, respectively.
For additional information regarding these joint ventures, see Note 5, Joint Ventures, in the Consolidated Financial Statements of UDR, Inc. included in this Report.
Disposition of Investments
During the three months ended March 31, 2011, the Company did not dispose of any apartment communities. We plan to continue to pursue our strategy of exiting markets where long-term growth prospects are limited and redeploying capital into markets we believe will provide the best investment returns.
Financing Activities
For the three months ended March 31, 2011, our net cash provided by financing activities was $11.1 million compared to $29.8 million for the comparable period of 2010.
The following significant financing activities occurred during the three months ended March 31, 2011:
•	repaid $202.3 million of secured debt. The $202.3 million of secured debt includes $30.5 million of construction loans, repayment of $13.3 million in tax exempt bonds, repayment of $721,000 of credit facilities and $157.8 million of mortgage payments;
•	certain holders submitted their outstanding 4.00% Convertible Senior Notes due 2035 to the Company for redemption. As a result, we repurchased notes with a notional value of $10.8 million, representing approximately 6.44% of the $167.8 million in aggregate principal amount outstanding, and expensed $207,000 of unamortized financing costs during the three months ended March 31, 2011;

•	in September 2009, the Company initiated an “At the Market” equity distribution program pursuant to which we may sell up to 15 million shares of common stock from time to time to or through sales agents, by means of ordinary brokers’ transactions on the New York Stock Exchange at prevailing market prices at the time of sale, or as otherwise agreed with the applicable agent. During the three months ended March 31, 2011, we sold 4,043,746 shares of common stock through this program for aggregate gross proceeds of approximately $96.2 million at a weighted average price per share of $23.78. Aggregate net proceeds from such sales, after deducting related expenses, including commissions paid to the sales agents of approximately $2.0 million, were approximately $94.2 million, and were used for general corporate purposes. The remaining 351,855 shares were sold prior to and settled subsequent to March 31, 2011; and
•	on March 31, 2011, the Company initiated a new “At the Market” equity distribution agreement under which the Company may offer and sell up to 20 million shares of its common stock over time to or through its sales agents. No shares were sold through this program during the three months ended March 31, 2011.
Credit Facilities
As of March 31, 2011, we have secured credit facilities with Fannie Mae with an aggregate commitment of $1.4 billion with $1.2 billion outstanding. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at our option. We have $896.6 million of the funded balance fixed at a weighted average interest rate of 5.32% and the remaining balance on these facilities is currently at a weighted average variable rate of 1.67%.
We have a $600 million unsecured revolving credit facility that matures on July 26, 2012. Under certain circumstances, we may increase the $600 million credit facility to $750 million. Based on our current credit rating, the $600 million credit facility carries an interest rate equal to LIBOR plus 47.5 basis points. In addition, the unsecured credit facility contains a provision that allows us to bid up to 50% of the commitment and we can bid out the entire unsecured credit facility once per quarter so long as we maintain an investment grade rating. As of March 31, 2011, we had $185.6 million of borrowings outstanding under the credit facility leaving $414.4 million of unused capacity (excluding $1.7 million of letters of credit at March 31, 2011).
The Fannie Mae credit facilities and the bank revolving credit facility are subject to customary financial covenants and limitations.
Derivative Instruments
As part of UDR’s overall interest rate risk management strategy, we use derivatives as a means to fix the interest rates of variable rate debt obligations or to hedge anticipated financing transactions. UDR’s derivative transactions used for interest rate risk management include interest rate swaps with indexes that relate to the pricing of specific financial instruments of UDR. We believe that we have appropriately controlled our interest rate risk through the use of derivative instruments to minimize any unintended effect on consolidated earnings. Derivative contracts did not have a material impact on the results of operations during the three months ended March 31, 2011 (see Note 11, Derivatives and Hedging Activity in the Consolidated Financial Statements of UDR, Inc. included in this Report).
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
The following table outlines our FFO calculation and reconciliation to GAAP for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended
	March 31,
	2011	2010

Net loss attributable to UDR, Inc.	$(27,875)	$(24,056)

Distributions to preferred stockholders	(2,368)	(2,379)
Real estate depreciation and amortization, including discontinued operations	84,115	72,207
Non-controlling interest	(781)	(970)
Real estate depreciation and amortization on unconsolidated joint ventures	2,848	1,009
Net (gain)/loss on the sale of depreciable property in discontinued operations, excluding RE3	(41)	41

Funds from operations (“FFO”) — basic	$55,898	$45,852

Distribution to preferred stockholders — Series E (Convertible)	931	931

Funds from operations — diluted	$56,829	$46,783

FFO per common share — basic	$0.30	$0.28

FFO per common share — diluted	$0.30	$0.28

Weighted average number of common shares and OP Units outstanding — basic	187,593	162,107
Weighted average number of common shares, OP Units, and common stock equivalents outstanding — diluted	192,511	166,657
In the computation of diluted FFO, OP Units, unvested restricted stock, stock options, and the shares of Series E Cumulative Convertible Preferred Stock are dilutive; therefore, they are included in the diluted share count.
RE3 is our subsidiary whose activities include development, land entitlement and short-term hold investments. RE3 tax benefits and gain on sales, net of taxes, is defined as net sales proceeds less a tax provision and the gross investment basis of the asset before accumulated depreciation. We consider FFO with RE3 tax benefits and gain on sales, net of taxes, to be a meaningful supplemental measure of performance because the short-term use of funds produce a profit that differs from the traditional long-term investment in real estate for REITs.

The following table is our reconciliation of FFO share information to weighted average common shares outstanding, basic and diluted, reflected on the Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 (shares in thousands):

	Three Months Ended
	March 31,
	2011	2010

Weighted average number of common shares and OP units outstanding basic	187,593	162,107
Weighted average number of OP units outstanding	(5,062)	(5,976)

Weighted average number of common shares outstanding — basic per the Consolidated Statements of Operations	182,531	156,131

Weighted average number of common shares, OP units, and common stock equivalents outstanding — diluted	192,511	166,657
Weighted average number of OP units outstanding	(5,062)	(5,976)
Weighted average incremental shares from assumed conversion of stock options	(1,276)	(1,353)
Weighted average incremental shares from unvested restricted stock	(606)	(161)
Weighted average number of Series E preferred shares outstanding	(3,036)	(3,036)

Weighted average number of common shares outstanding — diluted per the Consolidated Statements of Operations	182,531	156,131

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

	Three Months Ended March 31,
	2011	2010

Net cash provided by operating activities	$47,953	$41,510
Net cash used in investing activities	(56,858)	(57,369)
Net cash used provided by financing activities	11,111	29,794
Results of Operations
The following discussion includes the results of both continuing and discontinued operations for the periods presented.
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $30.2 million ($0.17 per diluted share) for the three months ended March 31, 2011 as compared to net loss attributable to common stockholders of $26.4 million ($0.17 per diluted share) for the comparable period in the prior year. The increase in net loss attributable to common stockholders for the three months ended March 31, 2011 resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:
•	an increase in depreciation expense primarily due to the Company’s acquisition of five operating communities in the third quarter of 2010, and the completion of redevelopment and development communities during 2010; and
•	an increase in interest expense primarily due to the write off of deferred financing costs related to the prepayment of debt;

These were partially offset by:
•	an increase in our net operating income; and
•	a $3.1 million gain on the sale of marketable equity securities.
Apartment Community Operations
Our net operating income is primarily generated from the operation of our apartment communities. The following table summarizes the operating performance of our total apartment portfolio which excludes commercial operating income and expense for each of the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2011	2010	% Change

Property rental income	$167,881	$149,945	12.0%
Property operating expense (a)	(58,604)	(52,707)	11.2%

Property net operating income (“NOI”)	$109,277	$97,238	12.4%

(a)	Excludes depreciation, amortization, and property management expenses.
The following table is our reconciliation of property NOI to net loss attributable to UDR as reflected, for both continuing and discontinued operations, for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2011	2010

Property net operating income	$109,277	$97,238
Other income	1,520	785
Non-property income	4,536	3,320
Real estate depreciation and amortization	(84,115)	(72,207)
Interest expense	(40,717)	(36,866)
General and administrative and property management	(15,364)	(13,810)
Other depreciation and amortization	(1,043)	(1,223)
Other operating expenses	(1,459)	(1,485)
Loss from unconsolidated entities	(1,332)	(737)
Redeemable non-controlling interests in OP	832	1,005
Non-controlling interests	(51)	(35)
Net gain/(loss) on sale of depreciable property	41	(41)

Net loss attributable to UDR, Inc.	$(27,875)	$(24,056)

Same Communities
Our same community properties (those acquired, developed, and stabilized prior to January 1, 2010 and held on March 31, 2011) consisted of 41,675 apartment homes and provided 84% of our total property NOI for the three months ended March 31, 2011.
NOI for our same community properties increased 3.0% or $2.7 million for the three months ended March 31, 2011 compared to the same period in 2010. The increase in property NOI was attributable to a 2.6% or $3.6 million increase in property rental income, which was partially offset by a 2.0% or $937,000 increase in operating expenses. The increase in revenues was primarily driven by a 2.2% or $2.9 million increase in rental rates and 7.6% or $476,000 increase in reimbursement income. Physical occupancy decreased 0.1% to 95.6% and total monthly income per occupied home increased 2.7% to $1,167.
The increase in property operating expenses was primarily driven by a 5.7% or $400,000 increase in repairs and maintenance, 3.7% or $434,000 increase in personnel costs, and 2.0% or $151,000 in utilities expense.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) increased to 66.0% for the three months ended March 31, 2011 as compared to 65.8% for the comparable period in 2010.
Non-Mature/Other Communities
The remaining $17.2 million or 16% of our total NOI during the three months ended March 31, 2011 was generated from communities that we classify as “non-mature communities.” UDR’s non-mature communities consist of communities that do not meet the criteria to be included in same communities, which includes communities developed or acquired, redevelopment properties, sold properties, non-apartment components of mixed use properties, properties classified as real estate held for disposition and condominium properties. For the three months ended March 31, 2011, we recognized NOI from our developments of $3.9 million, NOI from our communities held for disposition of $4.1 million, NOI from acquired communities of $6.7 million, and NOI from redeveloped properties of $1.9 million.
Other Income
During the three months ended March 31, 2011, the Company sold marketable securities for $3.5 million, resulting in a gain of $3.1 million, which is included in other income. For the three months ended March 31, 2011 and 2010, other income includes fees earned from the Company’s joint ventures of $1.3 million and $391,000, respectively. Other income for the three months ended March 31, 2010 also includes interest income and discount amortization from an interest in a convertible debt security of $957,000, and $1.8 million for a recovery from real estate tax accruals, which is included in discontinued operations.
Real Estate Depreciation and Amortization
For the three months ended March 31, 2011, real estate depreciation and amortization on both continuing and discontinued operations increased 16.5% or $11.9 million as compared to the comparable periods in 2010. The increase in depreciation and amortization for the three months ended March 31, 2011 is primarily the result of development completions during 2010 and 2009, acquisitions of five apartment communities during the third quarter of 2010, and additional capital expenditures. As part of the Company’s acquisition activity a portion of the purchase price is attributable to the fair value of intangible assets which are typically amortized over a period of less than one year.
Interest Expense
For the three months ended March 31, 2011, interest expense on both continuing and discontinued operations increased 10.4% or $3.9 million as compared to the comparable period in 2010. This increase in interest expense was primarily due to the write off of $4.0 million of deferred financing costs related to the prepayment of debt.

General and Administrative
For the three months ended March 31, 2011, general and administrative expenses increased 10.7% or $1.0 million as compared to the same period in 2010. The increase was primarily due to an increase in acquisition costs of $650,000 related to the Company’s acquisitions of four operating communities and one land parcel that closed in April 2011.
Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three months ended March 31, 2011.
Off-Balance Sheet Arrangements
In November 2010, the Company acquired The Hanover Company’s (“Hanover”) partnership interests in the Hanover/MetLife Master Limited Partnership (the“UDR/MetLife Partnership”). The UDR/MetLife Partnership owns a portfolio of 26 operating communities containing 5,748 apartment homes and 11 land parcels with the potential to develop approximately 2,300 additional apartment homes. Under the terms of the UDR/MetLife Partnership, UDR acts as the general partner and earn fees for property and asset management and financing transactions.
In connection with the purchase of Hanover’s interests in the UDR/MetLife Partnership, UDR agreed to indemnify Hanover from liabilities from Hanover’s guaranty of $304 million in loans ($333 million outstanding at March 31, 2011) which are secured by a security interest in the operating communities subject to the loan. The loans are to the sub-tier partnerships which own the 26 operating communities. The Company anticipates that the balance of these loans will be refinanced by the UDR/MetLife Partnership over the next twelve months.
We do not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.
UNITED DOMINION REALTY, L.P.:
Business Overview
United Dominion Realty, L.P. (the “Operating Partnership” or “UDR, L.P.”), is a Delaware limited partnership formed in February 2004 and organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act (as amended from time to time, or any successor to such statute, the “Act”). The Operating Partnership is the successor-in-interest to United Dominion Realty, L.P., a limited partnership formed under the laws of Virginia, which commenced operations on November 4, 1995. Our sole general partner is UDR, Inc., a Maryland corporation (“UDR” or the “General Partner”), which conducts a substantial amount of its business and holds a substantial amount of its assets through the Operating Partnership. At March 31, 2011, the Operating Partnership’s real estate portfolio included 81 communities located in 8 states plus the District of Columbia, with a total of 23,351 apartment homes.
As of March 31, 2011, UDR owned 110,883 units of our general limited partnership interests and 174,736,557 units of our limited partnership interests (the “OP Units”), or approximately 97.2% of our outstanding OP Units. By virtue of its ownership of our OP Units and being our sole general partner, UDR has the ability to control all of the day-to-day operations of the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this Report to the Operating Partnership or “we,” “us” or “our” refer to UDR, L.P. together with its consolidated subsidiaries. We refer to our General Partner together with its consolidated subsidiaries (including us) and the General Partner’s consolidated joint ventures as “UDR” or the “General Partner.”

UDR operates as a self administered real estate investment trust, or REIT, for federal income tax purposes. UDR focuses on owning, acquiring, renovating, developing, and managing apartment communities nationwide. The General Partner was formed in 1972 as a Virginia corporation and changed its state of incorporation from Virginia to Maryland in September 2003. At March 31, 2011, the General Partner’s consolidated real estate portfolio included 172 communities located in 10 states and the District of Columbia with a total of 48,553 apartment homes. In addition, the General Partner has an ownership interest in 37 communities with 9,891 completed apartment homes through unconsolidated joint ventures.
The following table summarizes our market information by major geographic markets as of March 31, 2011.

					Three Months Ended
	As of March 31, 2011				March 31, 2011
			Percentage	Total
	Number of	Number of	of Total	Carrying	Average	Total Income
	Apartment	Apartment	Carrying	Value	Physical	per Occupied
	Communities	Homes	Value	(in thousands)	Occupancy	Home (a)

Same Communities

Western Region
Orange Co, CA	11	3,899	19.3%	$719,060	94.8%	$1,495
San Francisco, CA	8	1,703	10.6%	392,904	96.7%	1,960
Monterey Peninsula, CA	7	1,565	4.1%	152,955	91.8%	1,063
Los Angeles, CA	3	463	3.3%	124,597	95.8%	1,755
San Diego, CA	3	689	2.7%	99,717	96.1%	1,278
Seattle, WA	5	932	5.6%	207,047	96.6%	1,222
Inland Empire, CA	2	834	3.2%	119,323	94.5%	1,267
Sacramento, CA	2	914	1.8%	68,164	93.9%	878
Portland, OR	3	716	1.9%	69,703	96.4%	969

Mid-Atlantic Region
Metropolitan DC	8	2,565	15.5%	575,261	96.8%	1,699
Baltimore, MD	5	994	3.9%	146,212	95.5%	1,334

Southeastern Region
Tampa, FL	3	1,154	2.9%	109,319	97.2%	1,016
Nashville, TN	6	1,612	3.5%	127,408	96.3%	843
Jacksonville, FL	1	400	1.1%	42,381	93.4%	870
Other Florida	1	636	2.1%	76,438	94.1%	1,198

Southwestern Region
Dallas, TX	2	1,348	4.9%	183,084	96.2%	1,144
Phoenix, AZ	3	914	1.9%	71,783	95.5%	875

Total/Average Same Communities	73	21,338	88.3%	3,285,356	95.5%	$1,308

Non Matures, Commercial Properties & Other	8	2,013	11.7%	434,454

Total Real Estate Held for Investment	81	23,351	100.0%	3,719,810

Total Accumulated Depreciation				(925,174)

Total Real Estate Owned, Net of Accumulated Depreciation				$2,794,636

(a)	Total Income per Occupied Home represents total monthly revenues divided by the product of occupancy and the number of mature apartment homes.
We report in two segments: Same Communities and Non-Mature/Other Communities. Our Same Communities segment includes those communities acquired, developed, and stabilized prior to January 1, 2010, and held as of March 31, 2011. These communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, there is no plan to conduct substantial redevelopment activities, and the community is not held for disposition within the current year. A community is considered to have stabilized occupancy once it achieves 90% occupancy for at least three consecutive months. Our Non-Mature/Other Communities segment includes those communities that were acquired or developed in 2009 or 2010, sold properties, redevelopment properties, properties classified as real estate held for disposition, condominium conversion properties, joint venture properties, properties managed by third parties, and the non-apartment components of mixed use properties.

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
During the remainder of 2011, the Operating Partnership has approximately $2.2 million of secured debt maturing, inclusive of principal amortization and net extension rights of $39.3 million. We anticipate that we will repay that debt with operating cash flows, proceeds from borrowings allocated to us under our General Partner’s credit agreements, or by exercising extension rights on such secured debt, as applicable. The repayment of debt will be recorded as an offset to the “Receivable due from General Partner”.
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
During the three months ended March 31, 2011, $13.7 million was spent on capital expenditures for all of our communities as compared to $9.8 million for the three months ended March 31, 2010. These capital improvements included turnover-related capital expenditures, revenue enhancing capital expenditures, asset preservation expenditures, kitchen and bath upgrades, other extensive interior/exterior upgrades and major renovations.

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
Real Estate Investment Properties
We purchase real estate investment properties from time to time and record the purchase price to various components, such as land, buildings, and intangibles related to in-place leases in accordance with FASB ASC 805, Business Combinations. The purchase price is allocated based on the fair value of each component. The fair value of buildings is determined as if the buildings were vacant upon acquisition and subsequently leased at market rental rates. As such, the determination of fair value considers the present value of all cash flows expected to be generated from the property including an initial lease-up period. We determine the fair value of in-place leases by assessing the net effective rent and remaining term of the lease relative to market terms for similar leases at acquisition. In addition, we consider the cost of acquiring similar leases, the foregone rents associated with the lease-up period, and the carrying costs associated with the lease-up period. The fair value of in-place leases is recorded and amortized as amortization expense over the remaining contractual lease period.
Statements of Cash Flows for the Three Months Ended March 31, 2011
The following discussion explains the changes in net cash provided by operating activities, and net cash used in investing activities and financing activities that are presented in our Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010.
Operating Activities
For the three months ended March 31, 2011, net cash flow provided by operating activities was $43.6 million compared to $43.7 million for the comparable period in 2010. The decrease in net cash flow from operating activities is primarily due to an increase in property operating income and an increase in prepaid rent which was partially offset by a decrease in prepaid expenses.
Investing Activities
For the three months ended March 31, 2011, net cash used in investing activities was $28.7 million compared to $9.8 million for the comparable period in 2010. The increase in cash used in investing activities was primarily due to a $15 million purchase deposit for the acquisition of an operating community.
Acquisitions and Dispositions
The Operating Partnership did not acquire or dispose of any communities during the three months ended March 31, 2011 and 2010.
On April 1, 2011, the Company, through its subsidiary United Dominion Realty, L.P., closed on an acquisition of a multifamily apartment community referred to as 10 Hanover Square, located in New York City, New York. The community was acquired for $259.8 million, which included the assumption of $192.0 million of debt and is comprised of 493 homes.

On April 5, 2011, the Operating Partnership and its General Partner completed a $500 million asset exchange whereby the Operating Partnership acquired two multifamily apartment communities (833 homes) and a parcel of land, and UDR acquired one multifamily apartment community (227 homes). The acquired assets are: 388 Beale in San Francisco, CA (227 homes); 14 North in Peabody, MA (387 homes); and Inwood West in Woburn, MA (446 homes). The communities were acquired for $263.0 million, which included the assumption of $55.8 million of debt. The Operating Partnership sold four multifamily apartment communities (984 homes) and UDR sold two multifamily apartment communities (434 homes) located in California as part of the transaction. The communities are: Crest at Phillips Ranch, Villas at San Dimas, Villas at Bonita, The Arboretum, Rancho Vallecitos and Milazzo.
The Operating Partnership’s long-term strategic plan is to achieve greater operating efficiencies by investing in fewer, more concentrated markets. As a result, we have been seeking to expand our interests in communities located in Boston, California, Metropolitan Washington D.C., New York, and the Washington state markets over the past years. Prospectively, we plan to continue to channel new investments into those markets we believe will continue to provide the best investment returns. Markets will be targeted based upon defined criteria including favorable job formation, low single-family home affordability and favorable demand/supply ratio for multifamily housing.
Financing Activities
For the three months ended March 31, 2011, our net cash used in financing activities was $14.3 million compared to $34.0 million for the comparable period of 2010. The decrease in cash used in financing activities was primarily due to a net decrease in payments to the General Partner, which was partially offset by a decrease in the proceeds from the issuance of secured debt and an increase in payments on secured debt.
Credit Facilities
As of March 31, 2011, the General Partner had secured credit facilities with Fannie Mae with an aggregate commitment of $1.4 billion with $1.2 billion outstanding. The Fannie Mae credit facilities are for an initial term of 10 years, bear interest at floating and fixed rates, and certain variable rate facilities can be extended for an additional five years at the General Partner’s option. At March 31, 2011, $896.6 million of the funded balance was fixed at a weighted average interest rate of 5.32% and the remaining balance on these facilities was at a weighted average variable rate of 1.67%. At March 31, 2011, $736.9 million of these credit facilities are allocated to the Operating Partnership based on the ownership of the assets securing the debt.
The Operating Partnership is a guarantor on the General Partner’s unsecured credit facility, with an aggregate borrowing capacity of $600 million, a $250 million term loan, and a $100 million term loan. At March 31, 2011 and December 31, 2010, the outstanding balance under the unsecured credit facility was $185.6 million and $31.8 million, respectively.
The credit facilities are subject to customary financial covenants and limitations.
Other Guarantees
At March 31, 2011, the Operating Partnership guaranteed certain outstanding securities of UDR, such that the Operating Partnership, as primary obligor and not merely as surety, irrevocably and unconditionally guarantees to each holder of the applicable securities and to the trustee and their successors and assigns under the respective indenture (a) the full and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of UDR under the respective indenture whether for principal of or interest on the securities (and premium, if any), and all other monetary obligations of UDR under the respective indenture and the terms of the applicable securities and (b) the full and punctual performance within the applicable grace periods of all other obligations of UDR under the respective indenture and the terms of the applicable securities.

Interest Rate Risk
We are exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. We do not hold financial instruments for trading or other speculative purposes, but rather issue these financial instruments to finance our portfolio of real estate assets. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. Our earnings are affected as changes in short-term interest rates impact our cost of variable rate debt and maturing fixed rate debt. We had $303.5 million in variable rate debt that is not subject to interest rate swap contracts as of March 31, 2011. If market interest rates for variable rate debt increased by 100 basis points, our interest expense would increase by $3.0 million based on the balance at March 31, 2011.
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
A presentation of cash flow metrics based on GAAP is as follows (dollars in thousands):

	Three Months Ended March 31,
	2011	2010

Net cash provided by operating activities	$43,588	$43,689
Net cash used in investing activities	(28,671)	(9,758)
Net cash used in financing activities	(14,343)	(34,022)
Results of Operations for the Three months Ended March 31, 2011
The following discussion explains the changes in results of operations that are presented in our Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, and includes the results of both continuing and discontinued operations for the periods presented.
Net Loss Attributable to OP Unit holders
Net loss attributable to OP unitholders was $2.0 million (($0.01) per OP unit for the three months ended March 31, 2011 as compared to net loss attributable to OP unitholders of $3.0 million ($0.02 per OP unit), for the comparable period in the prior year. The decrease in net loss attributable to OP unit holders resulted primarily from the following items, all of which are discussed in further detail elsewhere within this Report:
•	an increase in net operating income; and
•	a decrease in interest expense due to a reduction in secured debt.
These changes were partially offset by a decrease in income from discontinued operations.
Apartment Community Operations
Our net income is primarily generated from the operation of our apartment communities.
The following table summarizes the operating performance of our total portfolio for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March 31,
	2011	2010	% Change

Property rental income	$89,829	$86,200	4.2%
Property operating expense (a)	(30,317)	(28,685)	5.7%

Property net operating income (“NOI”)	$59,512	$57,515	3.5%

(a)	Excludes depreciation, amortization, and property management expenses.

The following table is our reconciliation of property NOI to net income attributable to OP unit holders as reflected, for both continuing and discontinued operations, for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March 31,
	2011	2010

Property net operating income	$59,512	$57,515
Non-property income	—	1,472
Real estate depreciation and amortization	(41,158)	(41,431)
Interest	(11,950)	(13,075)
General and administrative and property management	(7,050)	(6,251)
Other operating expenses	(1,358)	(1,224)
Net gain on sale of real estate	—	61
Non-controlling interests	(27)	(17)

Net loss attributable to OP unitholders	$(2,031)	$(2,950)

Same Store Communities
Three months Ended March 31, 2011 vs. Three months Ended March 31, 2010
Our same store communities (those acquired, developed, and stabilized prior to January 1, 2010 and held on March 31, 2011) consisted of 21,338 apartment homes and provided 90.1% of our total NOI for the three months ended March 31, 2011.
NOI for our same store community properties increased 3.0% or $1.5 million for the three months ended March 31, 2011 compared to the same period in 2010. The increase in property NOI was primarily attributable to a 2.9% or $2.2 million increase in property rental income which was partially offset by a 2.7% or $680,000 increase in operating expenses. The increase in revenues was primarily driven by a 2.6% or $1.9 increase in rental rates and an 8.0% or $295,000 increase in reimbursement income. Physical occupancy decreased 0.2% to 95.5% and total income per occupied home increased $39 to $1,308 for the three months ended March 31, 2011 compared to the same period in 2010.
The increase in property operating expenses was primarily driven by a 2.0% or $85,000 increase in utilities, a 7.7% or $289,000 increase in repairs and maintenance, and a 5.2% or $324,000 increase in personnel costs.
As a result of the percentage changes in property rental income and property operating expenses, the operating margin (property net operating income divided by property rental income) was 67.1% for the three months ended March 31, 2011 as compared to 67.0% for the comparable period in 2010.
Non-Mature/Other Communities
Three months Ended March 31, 2011
The remaining $5.9 million or 9.9% of our total NOI during the three months ended March 31, 2011 was generated from communities that we classify as “non-mature communities.” The Operating Partnership’s non-mature communities consist of communities that do not meet the criteria to be included in same store communities, which includes communities developed or acquired, redevelopment properties, sold properties, non-apartment components of mixed use properties, properties classified as real estate held for disposition and condominium properties. For the three months ended March 31, 2011, we recognized NOI from our redevelopment properties of $1.9 million and our communities held for disposition of $2.8 million.

Real Estate Depreciation and Amortization
For the three months ended March 31, 2011 and 2010, real estate depreciation and amortization from continuing and discontinued operations did not change significantly as the Operating Partnership did not have any acquisitions during these respective periods.
Interest Expense
For the three months ended March 31, 2011, interest expense from continuing and discontinued operations decreased 8.6% or $1.1 million as compared to the same period in 2010. This decrease is primarily due to a reduction in secured debt and a decrease in interest rates on secured debt.
General and Administrative and Property Management
The Operating Partnership is charged directly for general and administrative expenses it incurs. The Operating Partnership is also charged for other general and administrative expenses that have been allocated by UDR to each of its subsidiaries, including the Operating Partnership, based on each subsidiary’s pro-rata portion of UDR’s total apartment homes.
For the three months ended March 31, 2011, general and administrative expenses increased 12.8% or $799,000 as compared to the comparable period in 2010. The increases were consistent with the changes in UDR’s general and administrative expenses for the three months ended March 31, 2011.
Income from Discontinued Operations
For the three months ended March 31, 2011 and 2010, we recognized income from discontinued operations for financial reporting purposes of $377,000 and $1.8 million, respectively. The decrease in income from discontinued operations primarily relates to a recovery from real estate tax accruals of $1.8 million during the three months ended March 31, 2010.
Inflation
We believe that the direct effects of inflation on our operations have been immaterial. While the impact of inflation primarily impacts our results through wage pressures, utilities and material costs, substantially all of our leases are for a term of one year or less, which generally enables us to compensate for any inflationary effects by increasing rents on our apartment homes. Although an extreme escalation in energy and food costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this has had a material impact on our results for the three month period ended March 31, 2011 and 2010.
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
The Company and the Operating Partnership are exposed to interest rate changes associated with our unsecured credit facility and other variable rate debt as well as refinancing risk on our fixed rate debt. The Company’s and the Operating Partnership’s involvement with derivative financial instruments is limited and we do not expect to use them for trading or other speculative purposes. The Company and the Operating Partnership use derivative instruments solely to manage their exposure to interest rates.

See our Annual Report on Form 10-K for the year ended December 31, 2010 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitive assets and liabilities. As of March 31, 2011, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	CONTROLS AND PROCEDURES
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
As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company and the Operating Partnership. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the disclosure controls and procedures of the Company and the Operating Partnership are effective at the reasonable assurance level described above.
PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company is a party to various claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims and litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.

Item 1A.	RISK FACTORS
There are many factors that affect the business and the results of operations of the Company and the Operating Partnership, some of which are beyond the control of the Company and the Operating Partnership. The following is a description of important factors that may cause the actual results of operations of the Company and the Operating Partnership in future periods to differ materially from those currently expected or discussed in forward-looking statements set forth in this report relating to our financial results, operations and business prospects. Forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Report, and we expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based, except to the extent otherwise required by law.

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

We are monitoring the SEC’s activity with respect to the proposed adoption of IFRS by United States public companies. It is unclear at this time how the SEC will propose that GAAP and IFRS be harmonized if the proposed change is adopted. In addition, switching to a new method of accounting and adopting IFRS will be a complex undertaking. We may need to develop new systems and controls based on the principles of IFRS. Since these are new endeavors, and the precise requirements of the pronouncements ultimately adopted are not now known, the magnitude of costs associated with this conversion are uncertain.
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
Risks Related to Our Indebtedness and Financings
Insufficient Cash Flow Could Affect Our Debt Financing and Create Refinancing Risk. We are subject to the risks normally associated with debt financing, including the risk that our operating income and cash flow will be insufficient to make required payments of principal and interest, or could restrict our borrowing capacity under our line of credit due to debt covenant restraints. Sufficient cash flow may not be available to make all required principal payments and still satisfy UDR, Inc.’s distribution requirements to maintain its status as a REIT for federal income tax purposes. In addition, the full limits of our line of credit may not be available to us if our operating performance falls outside the constraints of our debt covenants. We are also likely to need to refinance substantially all of our outstanding debt as it matures. We may not be able to refinance existing debt, or the terms of any refinancing may not be as favorable as the terms of the existing debt, which could create pressures to sell assets or to issue additional equity when we would otherwise not choose to do so. In addition, our failure to comply with our debt covenants could result in a requirement to repay our indebtedness prior to its maturity, which could have an adverse effect on our cash flow, increase our financing costs and impact our ability to make distributions to our stockholders.
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
Changing Interest Rates Could Increase Interest Costs and Adversely Affect Our Cash Flow and the Market Price of Our Securities. We currently have, and expect to incur in the future, interest-bearing debt at rates that vary with market interest rates. As of March 31, 2011, UDR, Inc. had approximately $843 million of variable rate indebtedness outstanding, which constitutes approximately 24% of total outstanding indebtedness as of such date. As of March 31, 2011, the Operating Partnership had approximately $304 million of variable rate indebtedness outstanding, which constitutes approximately 29% of total outstanding indebtedness to third parties as of such date. An increase in interest rates would increase our interest expenses and increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to security holders. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties. In addition, an increase in market interest rates may lead our security holders to demand a higher annual yield, which could adversely affect the market price of our common and preferred stock and debt securities.
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
Risks Related to Our Organization and Ownership of UDR, Inc.’s Stock
Changes in Market Conditions and Volatility of Stock Prices Could Adversely Affect the Market Price of Our Common Stock. The stock markets, including the New York Stock Exchange, on which we list UDR, Inc.’s common stock, have experienced significant price and volume fluctuations. As a result, the market price of our common stock could be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. In addition to the risks listed in this “Risk Factors” section, a number of factors could negatively affect the price per share of our common stock, including:
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
We May Change the Dividend Policy for Our Common Stock in the Future. The decision to declare and pay dividends on UDR Inc.’s common stock, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors and will depend on our earnings, funds from operations, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our indebtedness, the annual distribution requirements under the REIT provisions of the Code, state law and such other factors as our board of directors considers relevant. Any change in our dividend policy could have a material adverse effect on the market price of UDR Inc.’s common stock.

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
Unregistered Sales of Equity Securities
From time to time we issue shares of our common stock in exchange for operating partnership units (“OP Units”) tendered to the Operating Partnership, for redemption in accordance with the provisions of the Operating Partnership’s limited partnership agreement. Under the terms of the Operating Partnership’s limited partnership agreement, the holders of OP Units have the right to require the Operating Partnership to redeem all or a portion of the OP Units held by the holder in exchange for a cash payment based on the market value of our common stock at the time of redemption. However, the Operating Partnership’s obligation to pay the cash amount is subject to the prior right of the Company to acquire such OP Units in exchange for either the cash amount or the number of shares of our common stock equal to the number of OP Units being redeemed. During the quarter ended March 31, 2011, we did not issue shares of our common stock upon redemption of OP Units.

Repurchase of Equity Securities
In February 2006, our Board of Directors authorized a 10 million share repurchase program. In January 2008, our Board of Directors authorized a new 15 million share repurchase program. Under the two share repurchase programs, UDR may repurchase shares of our common stock in open market purchases, block purchases, privately negotiated transactions or otherwise. As reflected in the table below, no shares of common stock were repurchased under these programs during the quarter ended March 31, 2011.

			Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part	Shares that May Yet Be
	of Shares	Price per	of Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs (1)

Beginning Balance	9,967,490	$22.00	9,967,490	15,032,510

January 1, 2011 through January 31, 2011	—	—	—	15,032,510
February 1, 201 through February 28, 2011	—	—	—	15,032,510
March 1, 2011 through March 31, 2011	—	—	—	15,032,510

Balance as of March 31, 2011	9,967,490	$22.00	9,967,490	15,032,510

(1)	This number reflects the amount of shares that were available for purchase under our 10,000,000 share repurchase program authorized in February 2006 and our 15,000,000 share repurchase program authorized in January 2008.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION
There is no other information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2011, that was not previously disclosed in a Form 8-K.

Item 6.	EXHIBITS
The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UDR, Inc. (registrant)

Date: May 3, 2011	/s/ David L. Messenger David L. Messenger Chief Financial Officer and Senior Vice President (duly authorized officer, principal financial officer and chief accounting officer)

United Dominion Realty, L.P. (registrant)

By: UDR, Inc., its general partner

Date: May 3, 2011	/s/ David L. Messenger David L. Messenger Chief Financial Officer and Senior Vice President (duly authorized officer, principal financial officer and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

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

3.10
Eighth Amendment to the Amended and Restated Agreement of Limited Partnership of United Dominion Realty, L.P., dated as of November 17, 2010 (incorporated by reference to Exhibit 10.1 to UDR, Inc.’s Current Report on Form 8-K dated November 18, 2010 and filed with the SEC on November 18, 2010).

4.1
Guaranty of United Dominion Realty, L.P. with respect to UDR, Inc.’s Indenture dated November 1, 1995 (incorporated by reference to Exhibit 99.1 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the SEC on March 31, 2011, Commission File No. 1-10524).

Exhibit No.	Description

4.2
Guaranty of United Dominion Realty, L.P. with respect to UDR, Inc.’s Indenture dated October 12, 2006 (incorporated by reference to Exhibit 99.2 to UDR, Inc.’s Current Report on Form 8-K dated and filed with the SEC on March 31, 2011, Commission File No. 1-10524).

10.1
ATM Equity OfferingSM Sales Agreement dated March 31, 2011, among UDR, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 1.1 to UDR, Inc.’s Current Report on Form 8-K dated March 31, 2011 and filed with the SEC on March 31, 2011).

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

101
XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended March 31, 2011, formatted in XBRL: (i) consolidated balance sheets of UDR, Inc., (ii) consolidated statements of operations of UDR, Inc., (iii) consolidated statements of cash flows of UDR, Inc., (iv) consolidated statements of stockholders’ equity and comprehensive income/(loss) of UDR, Inc., and (v) notes to consolidated financial statements of UDR, Inc.